Form 10-Q
period 1995-01-29
CISCO SYSTEMS INC
filed 1995-03-13
CIK 858877

                                   FORM 10-Q



(Mark one)

[ X ]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended JANUARY 29, 1995

                                       OR

[   ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

            For the transition
                 period from __________________ to __________________


                         Commission file number 0-18225


                              CISCO SYSTEMS, INC.
             (Exact name of registrant as specified in its charter)

      California                                       77-0059951
(State or other jurisdiction of                     (I.R.S. Employer
incorporation or organization)                   Identification Number)

                             170 West Tasman Drive
                          San Jose, California  95134
              (Address of principal executive office and zip code)


                                 (408) 526-4000
              (Registrant's telephone number, including area code)


         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days.


                               YES  X               NO
                                   ---                 ---

As of March 1, 1995, 268,659,060 shares of the Registrant's common stock were outstanding.

                              CISCO SYSTEMS, INC.

                FORM 10-Q FOR THE QUARTER ENDED JANUARY 29, 1995


                                     INDEX

                                                                                                                Page
                                                                                                                ----
                 Facing sheet                                                                                    1

                 Index                                                                                           2

Part I.          Financial information

Item 1.          a)   Consolidated balance sheets at
                      January 29, 1995 and July 31, 1994                                                         3

                 b)   Consolidated statements of operations
                      for the three and six month periods ended
                      January 29, 1995 and January 30, 1994                                                      4

                 c)   Consolidated statements of cash flows
                      for the six month periods ended
                      January 29, 1995 and January 30, 1994                                                      5

                 d)   Notes to consolidated financial
                      statements                                                                                 6

Item 2.          Management's Discussion and Analysis of Financial
                   Condition and Results of Operations                                                           9


Part II.         Other information

                 Item 4    Submission of Matters to a Vote of
                             Security Holders                                                                   13

                 Item 6    Exhibits and Reports on Form 8-K                                                     13

              ITEM 1.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                              CISCO SYSTEMS, INC.

                          CONSOLIDATED BALANCE SHEETS
                                 (In thousands)


                                                                                  January 29,           July 31,
                                                                                     1995                1994
                                                                                 -----------           --------
                                                                                 (Unaudited)
                                       ASSETS

 Current assets:
    Cash and equivalents                                                          $   94,241           $   53,567
    Short-term investments                                                           164,799              129,219
    Accounts receivable, net of allowance for doubtful
      accounts of $11,346 at January 29, 1995 and
      $8,077 at July 31, 1994                                                        295,878              237,570
    Inventories                                                                       54,953               27,896
    Deferred income taxes                                                             55,161               46,739
    Prepaid expenses and other current assets                                         12,826               12,686
                                                                                  ----------           ----------
           Total current assets                                                      677,858              507,677

 Investments                                                                         409,452              371,494
 Restricted investments                                                              105,900               85,900
 Property and equipment, net                                                         109,064               77,449
 Other assets                                                                         55,965               11,174
                                                                                  ----------           ----------
           Total assets                                                           $1,358,239           $1,053,694
                                                                                  ==========           ==========



                        LIABILITIES AND SHAREHOLDERS' EQUITY

 Current liabilities:
    Accounts payable                                                              $   69,129           $   31,708
    Income taxes payable                                                              47,237               42,958
    Accrued payroll and related expenses                                              55,638               46,334
    Other accrued liabilities                                                        109,319               84,512
                                                                                  ----------           ----------
           Total current liabilities                                                 281,323              205,512

 Minority Interest                                                                    40,597

 Shareholders' equity:
    Preferred stock, no par value, 5,000 shares authorized:
      none issued or outstanding at January 29, 1995
      and July 31, 1994
    Common stock, no par value, 320,000 shares authorized:
      269,093 shares issued and outstanding at
      January 29, 1995 and 257,697 at July 31, 1994                                  285,820              227,835
    Retained earnings                                                                729,072              620,135
    Unrealized gains on marketable securities                                         21,553
    Cumulative translation adjustments                                                  (126)                 212
                                                                                  ----------           ----------
           Total shareholders' equity                                              1,036,319              848,182
                                                                                  ----------           ----------
           Total liabilities and shareholders' equity                             $1,358,239           $1,053,694
                                                                                  ==========           ==========


The accompanying notes are an integral part of these financial statements.

                              CISCO SYSTEMS, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands except per-share amounts)



                                                                      Three Months                    Six Months
                                                                         Ended                           Ended
                                                                ------------------------        -----------------------
                                                                Jan. 29,        Jan. 30,        Jan. 29,       Jan. 30,
                                                                  1995            1994            1995           1994
                                                                --------        --------        --------       --------
                                                                                      (Unaudited)
Net sales                                                       $454,897        $302,166        $847,822       $550,623
Cost of sales                                                    148,204         101,522         276,173        185,279
                                                                --------        --------        --------       --------
   Gross margin                                                  306,693         200,644         571,649        365,344

Operating expenses:
  Research and development                                        38,118          21,050          68,166         39,605
  Sales and marketing                                             78,454          47,776         146,776         86,059
  General and administrative                                      16,045          11,894          30,960         21,869
  Purchased research and development                              95,760                          95,760
                                                                --------        --------        --------       --------
    Total operating expenses                                     228,377          80,720         341,662        147,533
                                                                --------        --------        --------       --------
Operating income                                                  78,316         119,924         229,987        217,811

Interest and other income, net                                     7,950           5,435          15,586         10,274
                                                                --------        --------        --------       --------

Income before provision for income taxes                          86,266         125,359         245,573        228,085
Provision for income taxes                                        32,781          47,887          93,318         87,128
                                                                --------        --------        --------       --------

Net income                                                       $53,485        $ 77,472        $152,255       $140,957
                                                                ========        ========        ========       ========

Net income per share                                                $.19        $    .29            $.56       $    .53
                                                                ========        ========        ========       ========

Shares used in per share calculation                             278,662         265,056         274,142        264,468
                                                                ========        ========        ========       ========





The accompanying notes are an integral part of these financial statements.

                              CISCO SYSTEMS, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)


                                                                                       Six Months Ended
                                                                              ---------------------------------
                                                                              January 29,           January 30,
                                                                                 1995                  1994
                                                                              -----------           -----------
                                                                                         (Unaudited)
  Cash flows from operating activities:
  Net income                                                                  $  152,255            $  140,957

  Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation and amortization                                                25,733                14,077
     Deferred income taxes                                                       (45,991)              (19,011)
     Change in operating assets and liabilities:
        Accounts receivable                                                      (55,531)              (45,169)
        Inventories                                                              (26,973)              (13,359)
        Prepaid expenses and other current assets                                   (123)               (1,417)
        Income taxes payable                                                      16,803                24,692
        Accounts payable                                                          36,110                 9,444
        Accrued payroll and related expenses                                       9,304                 5,840
        Other accrued liabilities                                                 20,076                12,965
                                                                              ----------            ----------
           Total adjustments                                                     (20,592)              (11,938)
                                                                              ----------            ----------
              Net cash provided by operating activities                          131,663               129,019
                                                                              ----------            ----------

  Cash flows from investing activities:
     Purchases of short-term investments                                        (157,052)              (36,268)
     Proceeds from sales of short-term investments                                55,738                24,623
     Maturities of short-term investments                                         76,006                41,060
     Purchases of investments                                                   (138,019)             (272,917)
     Proceeds from sales of investments                                          104,575               186,065
     Purchases of restricted investments                                                               (69,581)
     Proceeds from sales of restricted investments                                                      52,341
     Acquisition of property and equipment                                       (55,484)              (28,145)
     Acquisition of business, net of cash acquired
        and purchased research and development                                   (17,920)
     Decrease (increase) in other assets                                          18,509                (3,031)
                                                                              ----------            ----------
        Net cash used by investing activities                                   (113,647)             (105,853)
                                                                              ----------            ----------

  Cash flows from financing activities:
     Issuance of common stock                                                     12,995                14,259
     Repurchase of common stock                                                  (30,547)
     Proceeds from sale of subsidiary stock                                       40,548
     Other                                                                          (338)                 (114)
                                                                              ----------            ----------
        Net cash provided by financing activities                                 22,658                14,145
                                                                              ----------            ----------

  Net increase in cash and equivalents                                            40,674                37,311
  Cash and equivalents, beginning of period                                       53,567                27,247
                                                                              ----------            ----------
  Cash and equivalents, end of period                                         $   94,241            $   64,558
                                                                              ==========            ==========





The accompanying notes are an integral part of these financial statements.

                              CISCO SYSTEMS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Fiscal Year

The Company's fiscal year is the 52 or 53 weeks ending on the last Sunday in July. Fiscal 1995 is a 52 week year while fiscal 1994 was a 53 week year. The extra week in fiscal 1994 was included in the second quarter ended January 30, 1994.

Basis of Presentation

The consolidated balance sheet as of January 29, 1995, and the consolidated statements of operations and cash flows for the periods ended January 29, 1995 and January 30, 1994, have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended July 31, 1994.

In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at January 29, 1995 and for all periods presented, have been made. The results of operations for the period ended January 29, 1995 are not necessarily indicative of the operating results for the full year.

The July 31, 1994 balance sheet was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

Computation of Net Income Per Share

Net income per common share is computed using the weighted average number of common and dilutive common equivalent shares outstanding during the period. Dilutive common equivalent shares consist of stock options.

2.    BUSINESS COMBINATIONS

On August 8, 1994, the Company acquired Newport Systems Solutions, Inc. ("Newport"), a privately held networking company providing software-based routers for remote network sites. The Company issued approximately 3.3 million shares of common stock for all the outstanding stock of Newport in a transaction which has been accounted for as a pooling of interests. The Company also assumed options to purchase Newport stock which remain outstanding as options to purchase approximately 350,000 shares of the Company's common stock.

On December 6, 1994, the Company acquired Kalpana, Inc., a privately held manufacturer of ethernet switches. Under the terms of the agreement, the Company issued approximately 6.8 million shares of common stock for all the outstanding stock of Kalpana in a transaction also accounted for as a pooling of interests. In connection with this transaction, the Company assumed options to purchase Kalpana stock which remain outstanding as options to purchase approximately 620,000 shares of the Company's common stock.

The aggregated historical operations of Newport and Kalpana are not material to the Company's consolidated operations and financial position, therefore, prior period statements have not been restated.

Effective January 11, 1995, the Company acquired substantially all of the assets and liabilities of LightStream Corporation for $120.0 million in cash and related acquisition costs of approximately $.5 million. LightStream Corporation was a developer of enterprise-class Asynchronous Transfer Mode ("ATM") switching technology.

The acquisition was accounted for as a purchase. Accordingly, the results of operations of the acquired business and the fair market values of the acquired assets and liabilities were included in the Company's financial statements as of the effective date.

The purchase price was allocated to the assets and liabilities acquired based on fair market values as follows (in thousands):


                Cash                                                          $    6,320
                Accounts receivable                                                2,777
                Other current assets                                                 101
                Property and equipment                                             1,815
                Purchased research and development                                95,760
                Goodwill                                                          19,710
                Current liabilities                                               (5,983)
                                                                              ----------
                                                                              $  120,500
                                                                              ==========

The amount allocated to purchased research and development was determined through known valuation techniques in the high technology communications industry. Amounts allocated to goodwill will be amortized on a straight-line basis over periods ranging from two to five years.

The following summary, prepared on a pro forma basis, combines the results of operations as if LightStream Corporation had been acquired as of the beginning of the periods presented, after including the impact of certain adjustments, such as: goodwill amortization, estimated changes in interest income due to cash outlays associated with the transaction, and the related income tax effects (in thousands, except per share amounts):

                                                                                  Six months ended
                                                                          --------------------------------
                                                                          January 29,          January 30,
                                                                              1995                1994
                                                                          -----------          -----------
                                                                                    (Unaudited)
                Sales                                                    $   856,849          $   551,131
                Net income                                               $   144,939          $   135,100
                Net income per share                                     $       .53          $       .51

The pro forma results are not necessarily indicative of what actually would have occurred if the acquisition had been in effect for the entire periods presented. In addition, they are not intended to be a projection of future results and do not reflect any synergies that might be achieved from combined operations.

3.    SHAREHOLDERS' EQUITY

A two-for-one stock split of the Company's common stock was approved by the Board of Directors on February 8, 1994 payable to shareholders of record on March 4, 1994. Share and per-share data for the period ended January 30, 1994 in the consolidated financial statements have been adjusted to give effect to the two-for-one stock split.

4.    BALANCE SHEET DETAIL
          (In thousands)


              Inventories:                                                  January 29,             July 31,
                                                                                1995                  1994
                                                                            -----------             --------
                                                                            (Unaudited)
                Raw materials                                               $   25,853             $   13,724
                Work in process                                                 14,596                  8,649
                Finished goods                                                  11,410                  2,090
                Demonstration systems                                            3,094                  3,433
                                                                            ----------             ----------
                                                                            $   54,953             $   27,896
                                                                            ==========             ==========

5.    INVESTMENTS

Effective August 1, 1994, the Company adopted Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities." This statement requires the Company to classify debt and equity securities into one of three categories: held-to-maturity, trading, or available-for-sale. At January 29, 1995, substantially all of the Company's investments were classified as available-for-sale and the difference between the cost and fair market value of those securities, net of the tax effect, is shown as a separate component of shareholders' equity.

The following table summarizes the Company's securities at January 30, 1995 (in thousands):

                                                                                                     Unrealized
                                                                     Amortized          Market         Gains             Carrying
                                 Issue                                  Cost             Value        (Losses)            Value
                                 -----                               ---------          ------       ----------          --------
                  U.S. government notes and bonds                    $ 130,944        $ 123,589      $  (7,355)         $ 123,589
                  State, municipal, and county
                    government notes and bonds                         372,527          361,902        (10,625)           361,902
                  Foreign government notes and bonds                    43,799           43,613           (186)            43,613
                  Corporate notes and bonds                             50,186           50,045           (141)            50,045
                  Corporate equity securities                            2,900           55,993         53,093             55,993
                  Municipal mutual funds                                45,009           45,009                            45,009
                                                                     ---------        ---------      ---------          ---------
                                                                       645,365          680,151         34,786            680,151
                                                                     =========        =========                         =========
                    Tax effect                                                                         (13,233)
                                                                                                     ---------

                  Net unrealized gains                                                                  21,553
                                                                                                     ==========

6.    INCOME TAXES

The Company paid income taxes of $122.9 million for the six months ended January 29, 1995 and $80.5 million for the six months ended January 30, 1994. The Company's income taxes currently payable for both federal and state purposes have been reduced by the tax benefit from stock option transactions. This benefit totaled $12.5 million in the first six months of 1995 and was credited directly to shareholders' equity.


7. MINORITY INTEREST

In October 1994, the Company's Japanese subsidiary, Nihon Cisco Systems, K. K., completed the sale of preferred stock to a group of outside investors in a private placement. Aggregate proceeds to Nihon Cisco Systems, K.K. were approximately $40.5 million. The investors received 26.8% of the voting rights. The Company retains ownership of all issued and outstanding common stock of its subsidiary amounting to 73.2% of the voting rights. Each share of preferred stock is convertible into one share of common stock at any time at the option of the holder.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Net sales grew from $302.2 million in the second quarter of 1994 to $454.9 million in the second quarter of 1995. Net sales for the first half of 1994 were $550.6 million, compared to $847.8 million in the first half of 1995. The 50.5% increase in net sales between the two three month periods and the 54.0% increase between the two six month periods were primarily a result of increasing unit sales of the Cisco 7010, the Cisco 7000, and the Cisco 2500 product family, sales of new products including the Cisco 4500, as well as to initial market acceptance of the Company's high speed switching products.
Sales to international customers increased from 41.7% of net sales in the second quarter of 1994 to 42.8% for the second quarter of 1995. International sales in the first six months of 1995 were 41.0% of net sales, increasing slightly from 40.8% for the same period in 1994.

Gross margins were 67.4% for both the second quarter and first six months of 1995. This compares to gross margins of 66.4% for each of the corresponding periods in 1994. Gross margins have improved as a result of several factors, including lower material costs achieved through volume discounts and certain manufacturing overhead efficiencies. This was partially offset by the continued shift in revenue mix to the Company's lower margin remote access products.

Research and development expenses increased $17.1 million from the second quarter of 1994 to the second quarter of 1995, and increased $28.6 million between the first six months of 1994 and the first six months of 1995. This represents increases from 7.0% to 8.4% of net sales in the quarter to quarter period and from 7.2% to 8.0% of net sales for the first six months of each fiscal year. The increases reflect the Company's ongoing research and development efforts, including the further development of its CiscoFusion architecture; as well as acquiring technologies, in order to bring a broad range of products to market in a timely fashion. A significant portion of the increases were due to additional personnel, primarily from internal hiring and to a lesser extent through acquisitions, material costs for prototypes, and depreciation on new equipment. All of the Company's research and development costs are expensed as incurred.

Sales and marketing expenses increased $30.7 million between the second quarters of 1994 and 1995, and $60.7 million from the first six months of 1994 to the same period in 1995. This represents increases from 15.8% to 17.2% of net sales in the quarter to quarter period and from 15.6% to 17.3% of net sales for the first six months of each fiscal year. The increases in these expenses resulted from an increase in the size of the Company's direct sales force and their commissions, additional marketing programs to support the launch of new products, the entry into new markets, both domestic and international, and expanding distribution channels.

General and administrative expenses rose $4.2 million between the second quarters of 1994 and 1995, a decrease from 3.9% to 3.5% of net sales. These expenses increased $9.1 million from the first half of 1994 to the first half of 1995, representing a decrease from 4.0% to 3.7% of net sales. The dollar increase in these expenses was due primarily to increased personnel costs as well as to the Company's ongoing efforts to implement a new information system necessary to support the growth of the business. The percentage decline reflects continued net sales growth and management controls over discretionary spending.

The amount expensed to purchased research and development arose from the acquisition of the assets and liabilities of LightStream Corporation (See note
2).


RISK FACTORS

Dependence on New Product Development; Rapid Technological and Market Change

The Company's growth is dependent upon market growth and the Company's ability to enhance its existing products and introduce new products on a timely basis. The Company expects that in the future its net sales will grow at a slower rate than was experienced in previous periods and that on a quarter-to-quarter basis, the Company's growth in net sales may be significantly lower than its historical quarterly growth rate. The Company has been experiencing longer sales cycles resulting from larger order sizes and believes that some customers may be deferring purchases in order to complete detailed reviews of their overall network plans. In addition, in response to customer demand, the Company has reduced its product manufacturing lead times and its backlog of orders during recent periods, which may result in more variability and less predictability in the Company's quarter-to-quarter net sales and operating results. The Company also expects that gross margins may be adversely affected by increases in material or labor costs, heightened price competition, and by changes in channels of distribution or in the mix of products sold. In particular, the Company broadened its product line by introducing its first network access product in August 1992. Since that time, sales of these products, which are generally lower-priced and carry lower gross margins than the Company's core products, have increased more rapidly than the sales of the core products. The Company also expects that its operating margins may decrease as it continues to hire additional personnel and to increase other operating expenses to support its business. The results of operations for the first six months of 1995 are not necessarily indicative of results to be expected in future periods and the Company's operating results may be subject to quarterly fluctuations as a result of a number of factors, including the integration of people, operations, and products from acquired businesses and technologies; increased competition which the Company expects; the introduction and market acceptance of new products, including high speed switching and ATM technologies; variations in sales channels, product costs, or mix of products sold; the timing of orders and manufacturing lead times; and changes in general economic conditions, any of which could have an adverse impact on operations and financial results.

Volatility of Stock Price

The Company's Common Stock has experienced substantial price volatility, particularly as a result of variations between the Company's actual or anticipated financial results and the published expectations of analysts and as a result of announcements by the Company and its competitors. In addition, the stock market has experienced extreme price and volume fluctuations which have affected the market price of many technology companies in particular and which have often been unrelated to the operating performance of these companies. These broad market fluctuations, as well as general economic and political conditions, may adversely affect the market price of the Company's Common Stock.


LIQUIDITY AND CAPITAL RESOURCES

Cash, short-term investments, and investments increased by $114.2 million from July 31, 1994 to January 29, 1995, primarily as a result of cash generated by operations and proceeds received from minority shareholders in the Company's Japanese subsidiary (See note 7). The increase was partially offset by the cash paid to acquire the assets and liabilities of LightStream Corporation (See note 2).

Accounts receivable increased 24.5% from July 31, 1994 to January 29, 1995, primarily as a result of higher sales levels. Days sales outstanding in receivables remained unchanged at 59 days as of July 31, 1994 and January 29, 1995. Inventories increased 97.0% for the first six months of fiscal 1995. Inventory levels were unusually low at July 31, 1994 because of the planned delay in raw material receipts to accommodate the manufacturing operations move to the Company's new headquarters. In addition, inventory levels were unusually high in relation to quarterly sales at January 29, 1995 because of the planned acceleration of raw material purchases necessary to accomodate the Company's conversion to its new information system. Such higher inventory levels were necessary in order to mitigate any unforseen circumstances associated with the conversion which might have impacted the manufacturing process. As a result, inventory turnover decreased from 14.1 turns at July 31, 1994 to 13.3 turns at January 31, 1994.

Accounts payable increased 118.0% during the same period, due to increases in capital expenditures, operating expenses, and material purchases to support the growth in net sales and to accommodate the Company's conversion to its new information system. The 20.1% increase in accrued payroll and related expenses during the period is primarily a result of personnel additions during the six month period. Other accrued liabilities increased by 29.4%, largely due to increases in warranty accruals and deferred service contracts.

At January 29, 1995, the Company has lines of credit totaling $75 million, up from $50 million at July 31, 1994, which expire beginning June 1995. There have been no borrowings under these agreements.

The Company has entered into certain lease arrangements in San Jose, California, and Raleigh, North Carolina, where it has established its headquarters operations and certain research and development and customer support activities, respectively. In connection with these transactions, the Company pledged $105.9 million of its investments as collateral for certain obligations of the leases. The restricted investments balance will continue to increase as the Company phases in operations at these lease sites.

Under the Company's ongoing stock repurchase program, shares have been purchased periodically and retired. During the six months ended January 29, 1995, the Company purchased and retired approximately 1.0 million shares for an aggregate price of $30.5 million. As of January 29, 1995, the Company was authorized to repurchase up to an additional 6.0 million shares of its common stock in open market or privately negotiated transactions.

The Company's management believes that its current cash and equivalents, short-term investments, lines of credit, and cash generated from operations will satisfy its expected working capital and capital expenditure requirements through 1995.

                           PART II. OTHER INFORMATION



ITEM 4.          SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                 The Company's annual meeting of shareholders was held on November 15, 1994. The following actions were taken at this meeting:

                                                        Affirmative         Negative        Votes        Broker
                                                           Votes              Votes        Withheld     Non-Votes
                                                           -----              -----        --------     ---------
              a.  Election of Directors

              Carol A. Bartz                                212,003,857         -          860,283          -
              John T. Chambers                              211,912,508         -          951,632          -
              Michael S. Frankel                            212,041,173         -          822,967          -
              James F. Gibbons                              212,042,191         -          821,949          -
              John P. Morgridge                             211,930,047         -          934,093          -
              Robert L. Puette                              212,040,909         -          823,231          -
              David H. Ring                                 211,883,844         -          980,296          -
              Donald T. Valentine                           211,923,122         -          941,018          -

              b.  Amendment to the 1987 stock option        155,296,497      50,480,887     1,424,454   5,662,302
                  plan.

              c.  Ratification of Coopers & Lybrand
                  as auditors.                              211,867,139         459,903    537,098          -



ITEM 6.          EXHIBITS AND REPORTS ON FORM 8-K

                 (a)      Exhibits

                          11    Computation of net income per share
                          27    Financial Data Schedule

                 (b)      Reports on Form 8-K
                          The Company filed two reports on Form 8-K during the quarter ended January 29, 1995. The dates of the filings were December 10, 1994 and January 26, 1995. The items reported on were the acquisitions of Kalpana, Inc. and LightStream Corporation, respectively.

                                   SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           Cisco Systems, Inc.



Date: March 13, 1995               By  /s/Larry R. Carter
                                       ------------------------------

                                       Larry R. Carter, Vice President
                                       Finance and Administration, Chief
                                       Financial Officer (Principal
                                       Financial and Accounting Officer)