Form 10-Q
period 1995-04-30
CISCO SYSTEMS INC
filed 1995-06-12
CIK 858877

                                   FORM 10-Q



(Mark one)

/ X /       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended APRIL 30, 1995

                                       OR

/   /       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

            For the transition                 to
                period from       ____________     _____________


                        Commission file number 0-18225


                              CISCO SYSTEMS, INC.
             (Exact name of registrant as specified in its charter)

                California                                    77-0059951
        (State or other jurisdiction                       (I.R.S. Employer
                    of
              incorporation or                           Identification Number)
               organization)

                              170 W. Tasman Drive
                           San Jose, California 95134
              (Address of principal executive office and zip code)


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


                                     YES       X            NO
                                            --------              ---------

As of June 1, 1995, 271,326,925 shares of the Registrant's common stock were outstanding.

                              CISCO SYSTEMS, INC.

                 FORM 10-Q FOR THE QUARTER ENDED APRIL 30, 1995


                                     INDEX

                                                                                        Page

                 Facing sheet                                                            1

                 Index                                                                   2

Part I.          Financial information

Item 1.          a) Consolidated balance sheets at
                    April 30, 1995 and July 31, 1994                                     3

                 b) Consolidated statements of operations
                    for the three and nine month periods ended
                    April 30, 1995 and May 1, 1994                                       4

                 c) Consolidated statements of cash flows
                    for the nine month periods ended
                    April 30, 1995 and May 1, 1994                                       5

                 d) Notes to consolidated financial
                    statements                                                           6

Item 2.          Management's discussion and analysis of financial
                 condition and results of operations                                     9


Part II.         Other information

Item 6           Exhibits and Reports on Form 8-K                                       12

ITEM 1.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                              CISCO SYSTEMS, INC.

                          CONSOLIDATED BALANCE SHEETS
                                 (In thousands)


                                                                                 April 30,        July 31,
                                                                                   1995             1994
                                                                                -----------       --------
                                                                                (Unaudited)

                                       ASSETS

 Current assets:
    Cash and equivalents                                                        $  107,010       $   53,567
    Short-term investments                                                         257,572          129,219
    Accounts receivable, net of allowance for doubtful
      accounts of $10,855 at April 30, 1995 and
      $8,077 at July 31, 1994                                                      355,504          237,570
    Inventories                                                                     52,864           27,896
    Deferred income taxes                                                           60,428           46,739
    Prepaid expenses and other current assets                                       18,308           12,686
                                                                                ----------       ----------
           Total current assets                                                    851,686          507,677

 Investments                                                                       401,845          371,494
 Restricted investments                                                            114,650           85,900
 Property and equipment, net                                                       119,554           77,449
 Other assets                                                                       51,489           11,174
                                                                                ----------       ----------
           Total assets                                                         $1,539,224       $1,053,694
                                                                                ==========       ==========


                        LIABILITIES AND SHAREHOLDERS' EQUITY

 Current liabilities:
    Accounts payable                                                            $   66,398       $   31,708
    Income taxes payable                                                            50,197           42,958
    Accrued payroll and related expenses                                            76,302           46,334
    Other accrued liabilities                                                      124,277           84,512
                                                                                ----------       ----------
           Total current liabilities                                               317,174          205,512

 Minority Interest                                                                  40,615

 Shareholders' equity:
    Preferred stock, no par value, 5,000 shares authorized:
      none issued or outstanding at April 30, 1995
      and July 31, 1994
    Common stock, no par value, 320,000 shares authorized:
      270,326 shares issued and outstanding at
      April 30, 1995 and 257,697 at July 31, 1994                                  321,779          227,835
    Retained earnings                                                              818,425          620,135
    Unrealized gains on marketable securities                                       32,903
    Cumulative translation adjustments                                               8,328              212
                                                                                ----------       ----------
           Total shareholders' equity                                            1,181,435          848,182
                                                                                ----------       ----------
           Total liabilities and shareholders' equity                           $1,539,224       $1,053,694
                                                                                ==========       ==========




The accompanying notes are an integral part of these financial statements.

                              CISCO SYSTEMS, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands except per-share amounts)




                                                                    Three Months                    Nine Months
                                                                       Ended                           Ended
                                                             -------------------------       ------------------------
                                                             April 30,         May 1,        April 30,        May 1,
                                                                1995            1994           1995            1994
                                                             ---------         -------       ---------        -------
                                                                                    (Unaudited)
Net sales                                                     $509,910        $331,193      $1,357,732       $881,816
Cost of sales                                                  165,522         109,141         441,695        294,420
                                                              --------        --------      ----------       --------
   Gross margin                                                344,388         222,052         916,037        587,396

Operating expenses:
  Research and development                                      43,992          23,311         112,158         62,916
  Sales and marketing                                           88,868          55,358         235,644        141,417
  General and administrative                                    20,652          11,796          51,612         33,665
  Purchased research and development                                                            95,760
                                                              --------        --------      ----------       --------
    Total operating expenses                                   153,512          90,465         495,174        237,998
                                                              --------        --------      ----------       --------

Operating income                                               190,876         131,587         420,863        349,398

Interest and other income, net                                  10,785           4,892          26,371         15,166
                                                              --------        --------      ----------       --------

Income before provision for income taxes                       201,661         136,479         447,234        364,564
Provision for income taxes                                      76,631          52,135         169,949        139,263
                                                              --------        --------      ----------       --------


Net income                                                    $125,030        $ 84,344      $  277,285       $225,301
                                                              ========        ========      ==========       ========

Net income per share                                          $    .45        $    .32      $     1.01       $    .85
                                                              ========        ========      ==========       ========


Shares used in per-share calculation                           278,872         266,126         275,719        265,020
                                                              ========        ========      ==========       ========










The accompanying notes are an integral part of these financial statements.

                              CISCO SYSTEMS, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)


                                                                         Nine Months Ended
                                                                     -------------------------
                                                                     April 30,          May 1,
                                                                        1995             1994
                                                                     ---------          ------
                                                                            (Unaudited)
  Cash flows from operating activities:
  Net income                                                        $  277,285       $  225,301

  Adjustments to reconcile net income to net cash
  provided by operating activities:
     Depreciation and amortization                                      42,132           20,285
     Deferred income taxes                                             (54,094)         (20,082)
     Change in operating assets and liabilities:
        Accounts receivable                                           (115,157)         (73,055)
        Inventories                                                    (24,884)          (9,611)
        Prepaid expenses and other current assets                       (5,605)          (7,184)
        Accounts payable                                                33,379            4,399
        Income taxes payable                                            40,927           48,953
        Accrued payroll and related expenses                            29,968           13,819
        Other accrued liabilities                                       35,093           23,487
                                                                    ----------       ----------
           Total adjustments                                           (18,241)           1,011
                                                                    ----------       ----------
              Net cash provided by operating activities                259,044          226,312
                                                                    ----------       ----------

  Cash flows from investing activities:
     Purchases of short-term investments                              (280,725)         (66,256)
     Proceeds from sales of short-term investments                     115,512           37,234
     Maturities of short-term investments                               85,505           43,700
     Purchases of investments                                         (206,581)        (358,208)
     Proceeds from sales of investments                                155,740          233,099
     Purchases of restricted investments                                                (74,343)
     Proceeds from sales of restricted investments                                       52,341
     Acquisition of property and equipment                             (80,498)         (41,759)
     Acquisition of business, net of cash acquired
        and purchased research and development                         (17,920)
     Decrease (increase) in other assets                                13,136           (4,254)
                                                                    ----------       ----------
        Net cash used by investing activities                         (215,831)        (178,446)
                                                                    ----------       ----------

  Cash flows from financing activities:
     Issuance of common stock                                           28,891           19,826
     Repurchase of common stock                                        (67,325)
     Proceeds from sale of subsidiary stock                             40,548
     Other                                                               8,116              232
                                                                    ----------       ----------
        Net cash provided by financing activities                       10,230           20,058
                                                                    ----------       ----------

  Net increase in cash and equivalents                                  53,443           67,924
  Cash and equivalents, beginning of period                             53,567           27,247
                                                                    ----------       ----------
  Cash and equivalents, end of period                               $  107,010       $   95,171
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

Basis of Presentation

The consolidated balance sheet as of April 30, 1995, and the consolidated statements of operations and cash flows for the periods ended April 30, 1995 and May 1, 1994, have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended July 31, 1994.

In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at April 30, 1995 and for all periods presented, have been made. The results of operations for the period ended April 30, 1995 are not necessarily indicative of the operating results for the full year.

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

2.     BUSINESS COMBINATIONS

On August 8, 1994, the Company acquired Newport Systems Solutions, Inc. ("Newport"), a privately held networking company providing software-based routers for remote network sites. The Company issued approximately 3.3 million shares of common stock for all the outstanding stock of Newport in a transaction which has been accounted for as a pooling of interests. The Company also assumed options to purchase Newport stock which remain outstanding as options to purchase approximately 200,000 shares of the Company's common stock.

On December 6, 1994, the Company acquired Kalpana, Inc., a privately held manufacturer of ethernet switches. Under the terms of the agreement, the Company issued approximately 6.8 million shares of common stock for all the outstanding stock of Kalpana in a transaction also accounted for as a pooling of interests. In connection with this transaction, the Company assumed options to purchase Kalpana stock which remain outstanding as options to purchase approximately 520,000 shares of the Company's common stock.

The aggregated historical operations of Newport and Kalpana are not material to the Company's consolidated operations and financial position, therefore, prior period statements have not been restated.

Effective January 11, 1995, the Company acquired substantially all of the assets and liabilities of LightStream Corporation ("LightStream") for $120.0 million in cash and related acquisition costs of approximately $.5 million. LightStream was a developer of enterprise-class Asynchronous Transfer Mode ("ATM") switching technology.

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

The following summary, prepared on a pro forma basis, combines the results of operations as if LightStream had been acquired as of the beginning of the periods presented, after including the impact of certain adjustments, such as: goodwill amortization, estimated changes in interest income due to cash outlays associated with the transaction, and the related income tax effects (in thousands, except per share amounts):

                                              Nine months ended
                                        ----------------------------
                                         April 30,          May 1,
                                           1995              1994
                                        -----------      -----------
                                                 (Unaudited)
      Sales                             $ 1,366,126      $   882,946
      Net income                        $   268,764      $   215,126
      Net income per share              $       .97      $       .81

The pro forma results are not necessarily indicative of what actually would have occurred if the acquisition had been in effect for the entire periods presented. In addition, they are not intended to be a projection of future results and do not reflect any synergies that might be achieved from combined operations.

3.     SHAREHOLDERS' EQUITY

A two-for-one stock split of the Company's common stock was approved by the Board of Directors on February 8, 1994 payable to shareholders of record on March 4, 1994. Share and per-share data for the period ended May 1, 1994 in the consolidated financial statements have been adjusted to give effect to the two-for-one stock split.

4.     BALANCE SHEET DETAIL
         (In thousands)

      Inventories:                           April 30,     July 31,
                                               1995          1994
                                            ----------    ----------
                                            (Unaudited)

        Raw materials                       $   24,173    $   13,724
        Work in process                          8,531         8,649
        Finished goods                          16,319         2,090
        Demonstration systems                    3,841         3,433
                                            ----------    ----------
                                            $   52,864    $   27,896
                                            ==========    ==========

5.     INVESTMENTS

Effective August 1, 1994, the Company adopted Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities." This statement requires the Company to classify debt and equity securities into one of three categories: held-to-maturity, trading, or available-for-sale. At April 30, 1995, substantially all of the Company's investments were classified as available-for-sale and the difference between the cost and fair market value of those securities, net of the tax effect, is shown as a separate component of shareholders' equity.

The following table summarizes the Company's securities at April 30, 1995 (in thousands):

                                                            Unrealized
                                     Amortized     Market      Gains       Carrying
             Issue                      Cost       Value     (Losses)        Value
- ----------------------------------   ---------   ---------  ----------    ----------
U.S. government notes and bonds      $ 170,106   $ 166,075   $  (4,031)   $ 166,075
State, municipal, and county
  government notes and bonds           411,389     405,479      (5,910)     405,479
Foreign government notes and bonds      41,150      41,595         445       41,595
Corporate notes and bonds               59,554      59,520         (34)      59,520
Corporate equity securities              2,900      65,585      62,685       65,585
Municipal mutual funds                  35,813      35,813                   35,813
                                     ---------   ---------   ---------    ---------
                                     $ 720,912   $ 774,067      53,155    $ 774,067
                                     =========   =========   =========    =========
  Tax effect                                                   (20,252)
                                                             ---------
Net unrealized gains                                         $  32,903
                                                             =========

6.     INCOME TAXES

The Company paid income taxes of $180.3 million for the nine months ended April 30, 1995 and $108.0 million for the nine months ended May 1, 1994. The Company's income taxes currently payable for both federal and state purposes have been reduced by the tax benefit from stock option transactions. This benefit totaled $33.7 million in the first nine months of 1995 and was credited directly to shareholders' equity.

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

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Net sales grew from $331.2 million in the third quarter of 1994 to $509.9 million in the third quarter of 1995. Net sales for the first nine months of 1994 were $881.8 million, compared to $1,357.7 million in the first nine months of 1995. The 54.0% increases in net sales between the two three and nine month periods were primarily a result of increasing unit sales of the Cisco 7010, the Cisco 7000, and the Cisco 2500 product family, sales of new products including the Cisco 4500, as well as to initial market acceptance of the Company's high speed switching products. These increases were partially offset by decreasing unit sales of the Company's older product lines, comprising of the AGS+, as well as the Cisco 2000 and Cisco 3000 product families. Sales to international customers increased from 43.4% of net sales in the third quarter of 1994 to 44.5% for the third quarter of 1995. International sales in the first nine months of 1995 were 42.3% of net sales, increasing slightly from 41.8% for the same period in 1994.

Gross margins were 67.5% for both the third quarter and first nine months of 1995. This compares to gross margins of 67.0% and 66.6% for each of the corresponding periods in 1994. Gross margins have improved as a result of several factors, including lower material costs achieved through volume discounts and certain manufacturing overhead efficiencies. This was partially offset by the continued shift in revenue mix to the Company's lower margin remote access products.

Research and development expenses increased $20.7 million from the third quarter of 1994 to the third quarter of 1995, and increased $49.2 million between the first nine months of 1994 and the first nine months of 1995. This represents increases from 7.0% to 8.6% of net sales in the quarter to quarter period and from 7.1% to 8.3% of net sales for the first nine months of each fiscal year. The increases reflect the Company's ongoing research and development efforts, including the further development of its CiscoFusion architecture; as well as acquiring technologies, in order to bring a broad range of products to market in a timely fashion. A significant portion of the increases were due to additional personnel, primarily from internal hiring and to a lesser extent through acquisitions, material costs for prototypes, and depreciation on new equipment. All of the Company's research and development costs are expensed as incurred.

Sales and marketing expenses increased $33.5 million between the third quarters of 1994 and 1995, and $94.2 million from the first nine months of 1994 to the same period in 1995. This represents increases from 16.7% to 17.4% of net sales in the quarter to quarter period and from 16.0% to 17.4% of net sales for the first nine months of each fiscal year. The increases in these expenses resulted from an increase in the size of the Company's direct sales force and their commissions, additional marketing programs to support the launch of new products, the entry into new markets, both domestic and international, and expanding distribution channels.

General and administrative expenses rose $8.9 million between the third quarters of 1994 and 1995, an increase from 3.6% to 4.1% of net sales. These expenses increased $17.9 million from the first nine months of 1994 to the first nine months of 1995. As a percentage of net sales, general and administrative expenses remained constant at 3.8% for each nine month period. The dollar and percentage increase in these expenses for the comparable three month periods was due to increased personnel costs, implementation of the Company's new information system, and the amortization of goodwill since the date of the acquisition of the assets and liabilities of LightStream (See note 2). The dollar increase in these expenses for the comparable nine month periods can be attributed to the same factors noted above.

The amount expensed to purchased research and development arose from the acquisition of the assets and liabilities of LightStream (See note 2).

RISK FACTORS

Dependence on New Product Development; Rapid Technological and Market Change; and Management of Growth

The Company's growth is dependent upon market growth and its ability to enhance its existing products and introduce new products on a timely basis. The Company must also maintain its ability to manage any such growth effectively. In this regard, the Company recently completed an internal reorganization which it believes will better enable it to address its markets. No assurance can be given that this reorganization will achieve its objectives. Failure to manage growth effectively could materially and adversely affect the Company's business and operating results. The Company expects that in the future its net sales will grow at a slower rate than was experienced in previous periods and that on a quarter-to-quarter basis, the Company's growth in net sales may be significantly lower than its historical quarterly growth rate. The Company has been experiencing longer sales cycles for its core products resulting from larger order sizes and believes that some customers may be deferring purchases in order to complete detailed reviews of their overall network plans. In addition, in response to customer demand, the Company has from time to time reduced its product manufacturing lead times and its backlog of orders. To the extent backlog is reduced during any particular period, it would result in more variability and less predictability in the Company's quarter-to-quarter net sales and operating results. The Company also expects that gross margins may be adversely affected by increases in material or labor costs, heightened price competition, and by changes in channels of distribution or in the mix of products sold. In particular, the Company broadened its product line by introducing its first network access product in August 1992. Since that time, sales of these products, which are generally lower-priced and carry lower gross margins than the Company's core products, have increased more rapidly than the sales of the core products. The Company also expects that its operating margins may decrease as it continues to hire additional personnel and to increase other operating expenses to support its business. The results of operations for the first nine months of 1995 are not necessarily indicative of results to be expected in future periods and the Company's operating results may be subject to quarterly fluctuations as a result of a number of factors, including the integration of people, operations, and products from acquired businesses and technologies; increased competition which the Company expects; the introduction and market acceptance of new products, including high speed switching and ATM technologies; variations in sales channels, product costs, or mix of products sold; the timing of orders and manufacturing lead times; and changes in general economic conditions, any of which could have an adverse impact on operations and financial results.

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


LIQUIDITY AND CAPITAL RESOURCES

Cash, short-term investments, and investments increased by $212.1 million from July 31, 1994 to April 30, 1995, primarily as a result of cash generated by operations and proceeds received from minority shareholders in the Company's Japanese subsidiary (See note 7). The increase was partially offset by the cash paid to acquire the assets and liabilities of LightStream (See note 2).

Accounts receivable increased 49.6% from July 31, 1994 to April 30, 1995, primarily as a result of higher sales levels. Days sales outstanding in receivables were 63 days at the end of the third quarter, versus 59 days at July 31, 1994. During the quarter, a greater proportion of the Company's sales were made outside the U.S., where customer payment practices are often longer. Inventories increased 89.5% for the first nine months of fiscal 1995. The increase in inventory was necessary to support the higher sales volume. In addition, inventory levels were unusually low at July 31, 1994 because of the planned delay in raw material receipts to accommodate the manufacturing operations move to the Company's new headquarters. As a result, inventory turnover decreased from 15.8 turns at July 31, 1994 to 14.6 turns at April 30, 1995.

Accounts payable increased 109.4% during the same period, due to increases in capital expenditures, operating expenses, and material purchases to support the growth in net sales. The 64.7% increase in accrued payroll and related expenses during the period is primarily a result of personnel additions during the nine month period. Other accrued liabilities increased by 47.1%, largely due to increases in warranty accruals and deferred service contracts.

At April 30, 1995, the Company has a line of credit totaling $25 million, down from $50 million at July 31, 1994. There were no borrowings under this agreement.

The Company has entered into certain lease arrangements in San Jose, California, and Raleigh, North Carolina, where it has established its headquarters operations and certain research and development and customer support activities, respectively. In connection with these transactions, the Company pledged $114.6 million of its investments as collateral for certain obligations of the leases. The restricted investments balance will continue to increase as the Company phases in operations at these lease sites.

Under the Company's ongoing stock repurchase program, shares have been purchased periodically and retired. During the nine months ended April 30, 1995, the Company purchased and retired approximately 2.0 million shares for an aggregate price of $67.5 million. As of April 30, 1995, the Company was authorized to repurchase up to an additional 5.0 million shares of its common stock in open market or privately negotiated transactions.

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

          (b)   Reports on Form 8-K
                None.

                                   SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       Cisco Systems, Inc.




Date: June 12, 1995                By    /s/ Larry R. Carter
                                      ------------------------------------------

                                   Larry R. Carter, Vice President
                                   Finance, and Chief Financial
                                   Officer (Principal Financial and
                                   Accounting Officer)