Form 10-K
CISCO SYSTEMS INC
filed 1995-10-26
CIK 858877

                                    FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

   (Mark one)

/X/ Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended July 30,1995

/ /   Transition report pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934 For the transition period from          to
      Commission file number 0-18225

                               CISCO SYSTEMS, INC.
             (Exact name of registrant as specified in its charter)

              California                                       77-0059951
----------------------------------------              --------------------------
   (State or other jurisdiction of                           (IRS Employer
    incorporation or organization)                         Identification No.)

         170 West Tasman Drive
         San Jose, California                                   95134
----------------------------------------             ---------------------------
(Address of principal executive offices)                     (Zip Code)

Registrant's telephone number, including area code (408) 526-4000

Securities registered pursuant to Section 12(b) of the Act:

                                                 Name of each exchange
        Title of each class                       on which registered
        -------------------                      ----------------------
               None                              Nasdaq National Market

   Securities registered pursuant to Section 12(g) of the Act:

                                  Common Stock
--------------------------------------------------------------------------------
                                (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes  X   No
                                     ---     ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

                                      / /

As of October 2, 1995, the approximate aggregate market value of voting stock held by non-affiliates of the registrant was $16,746,720,000 (based upon the closing price for shares of the Registrant's Common Stock as reported by the National Market System of the National Association of Securities Dealers Automated Quotation System on that date). Shares of Common Stock held by each officer, director, and holder of 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of October 2, 1995, 273,931,124 shares of registrant's common stock were outstanding.

Designated portions of the Cisco Systems, Inc. Proxy Statement for the 1995 Annual Meeting of Shareholders to be held on November 14, 1995, are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated.

                                     PART I

ITEM 1.     BUSINESS

GENERAL

Cisco Systems, Inc. develops, manufactures, markets and supports high-performance, multiprotocol internetworking systems that link geographically dispersed local-area and wide-area networks (LANs and WANs) to form a single, seamless information infrastructure. Cisco products include a wide range of routers, LAN and Asynchronous Transfer Mode (ATM) switches, dial-up access servers, and network management software solutions. The common thread running through these products is the Cisco Internetwork Operating System (Cisco IOS(TM)) software, which today provides the native intelligence for more than 450,000 installed Cisco units and is an integral part of the products of more than two dozen global partners.

When Cisco shipped its first commercial multiprotocol router in 1986, it created a new part of the information technology industry - internetworking. Since then the market has changed greatly, and Cisco has kept pace with that change. In addition to enhancing its core business of routers, the Company has developed or acquired technology and products in all major categories of internetworking, including LAN switching, ATM, and network access for remote offices and mobile workers, incorporating the Cisco IOS software across all product lines. These changes have allowed Cisco to continue to grow at or above the rate of the overall market and to maintain leading market share in all the segments in which it participates.

The Cisco IOS software is a sophisticated suite of networking capabilities that provides network connectivity, security and interoperability for all of today's standard data protocols, media access methods and products from leading Information Service vendors. This software resides at the heart of Cisco's internetworking products and within the hardware of more than two dozen vendor partners including Alcatel, Cabletron Systems, Compaq Computers, LanOptics, NEC, Northern Telecom and Sun Microsystems. Cisco's modular hardware and software architecture allows products to be configured in a wide variety of ways to suit customers' specific needs.

The Company expanded the Cisco IOS feature set by moving aggressively into new markets and technologies. These include a range of remote access products, as well as switching products. In 1994 the Company introduced the CiscoFusion(TM) architecture, which blends the capabilities of today's routed internetworks with the emerging technologies of ATM, LAN workgroup switches and virtual LANs.

Cisco sells its products in approximately 75 countries through a combination of direct sales, distributors, and direct and indirect resellers. Cisco's worldwide Original Equipment Manufacturer (OEM) customers and resellers include Alcatel, AT&T, British Telecom, Cabletron Systems, Digital Equipment Corporation, Ericsson, Hewlett-Packard, MCI, NEC Corporation, Olivetti, Siemens, Sprint, Unisys and US West. Cisco has established technology partnerships with a number of companies to address specialized segments of the internetworking marketplace, and has partnered with leading WAN technology and service providers to offer flexible options to customers. The Company offers customer service and support through Technical Assistance Centers in California, North Carolina, Australia and Belgium, and provides onsite hardware maintenance on a worldwide basis through IBM, AT&T, and Hewlett-Packard.

Beginning in fiscal year 1994, Cisco began entering new markets and broadening its product offerings through a series of acquisitions. The following acquisitions have been, or soon will be, integrated into the ATM, Access, or Workgroup business units, which are more fully described later in the "Products" section of this report.

In September 1993, the Company acquired Crescendo Communications, Inc. ("Crescendo"), a privately held networking company that provides high-performance workgroup solutions. The Company issued approximately 3,400,000 shares of common stock for all the outstanding stock of Crescendo in a transaction accounted for as a pooling of interests. The Company also assumed options and warrants to purchase Crescendo stock of which the options remain outstanding to purchase approximately 280,000 shares of the Company's common stock.

In August 1994, the Company purchased Newport Systems Solutions(TM), Inc. ("Newport"), a privately held networking company providing software-based routers for remote network sites. The Company issued approximately 3,300,000 shares of common stock for all the outstanding stock of Newport in a transaction also accounted for as a pooling of interests. In addition, the Company assumed options to purchase Newport stock that remain outstanding as options to purchase approximately 190,000 shares of the Company's common stock.

In December 1994, the Company acquired Kalpana(R), Inc. ("Kalpana"), a privately held manufacturer of Ethernet switches. Under the terms of the agreement, the Company issued approximately 6,800,000 shares of common stock for all the outstanding stock of Kalpana in a transaction also accounted for as a pooling of interests. In connection with this transaction, the Company assumed options to purchase Kalpana stock that remain outstanding as options to purchase approximately 500,000 shares of the Company's common stock.

In January 1995, the Company acquired substantially all of the assets and assumed the liabilities of LightStream(R) Corporation ("LightStream") for $120,000,000 in cash and related acquisition costs of approximately $500,000. LightStream was a developer of enterprise-class ATM switching technology. This acquisition was accounted for as a purchase.

In September 1995, the Company acquired Combinet Inc. ("Combinet"), a privately held manufacturer of remote access networking products. The Company issued approximately 1,750,000 shares of common stock for all the outstanding stock of Combinet in a transaction also accounted for as a pooling of interests. In addition, the Company assumed options and warrants to purchase Combinet stock that remain outstanding as options to purchase approximately 250,000 shares of the Company's common stock.

Additionally, in September 1995, the Company acquired Internet Junction, Inc., a developer of Internet gateway software that connects desktop users with the Internet. The Company issued 81,000 shares of stock for the net assets of Internet Junction in a transaction accounted for as a purchase.

On September 27, 1995, the Company entered into an agreement to acquire Grand Junction Networks, Inc., a privately held manufacturer and the inventor of Fast Ethernet (100BaseT) and Ethernet desktop switching products. The agreement calls for the Company to issue approximately 5,000,000 shares to acquire all the equity of Grand Junction, including outstanding options and warrants. The transaction is subject to several closing conditions and, if consummated, will be accounted for as a pooling of interests.

The Company expects to make future acquisitions where it believes that it can acquire new products and channels of distribution or otherwise rapidly enter new or emerging markets. Mergers and acquisitions of high-technology companies are inherently risky, and no assurance can be given that the foregoing or any future acquisitions will be successful and will not adversely affect the Company's financial condition or results of operations.

Cisco was incorporated in California in December 1984. The Company's executive offices are located at 170 West Tasman Drive, San Jose, California 95134, and its telephone number at that location is (408)526-4000. As used in this Form 10-K, the terms "Cisco" and "the Company" refer to Cisco Systems, Inc., and its subsidiaries.

PRODUCTS

Cisco's breadth of product offerings and modular system design enable the Company to configure media interfaces, protocol software and port capacity to match customer needs for networks of varying sizes and complexity. Many of the Company's products, particularly its core products, are expandable, offering customers the option to upgrade their internetworks with existing equipment as their needs grow.

In May 1995, Cisco created five internal business units that reflect the Company's major product groups. Each of the five business units - Core, ATM Enterprise, Access, Workgroup and InterWorks - has its own marketing and engineering staffs. The Cisco IOS software and network management products support all five business units, serving as the foundation upon which Cisco's internetworking solutions are built.

CORE

Cisco's core routing strength is provided by the Cisco 7000 family, which includes the high-end Cisco 7500 series, the Cisco 7000 and the compact Cisco 7010. The Cisco 7000 family offers users connectivity to ATM networks, channelized T1/E1 connections, mainframe attachment, and a unique packet-switching architecture that easily handles the demands of large internetworks running many diverse protocols and applications. With the March 1995 introduction of a new Fast Ethernet Interface Processor (FEIP), the Cisco 7000 became the industry's only router family to support all three of the key high-bandwidth networking technologies on the market. The Cisco 7000 series has supported 100-Mbps Fiber Distributed Data Interface (FDDI) since early 1993 and 155-Mbps ATM since June 1994.

ATM

ATM has gained wide acceptance by customers as the strategic technology of choice for long-term networking decisions. Cisco Systems is the first internetworking vendor to offer a complete, end-to-end ATM solution, including enterprise ATM switches, workgroup/campus ATM switches, ATM interface cards for internetwork routers and LAN switches, and ATM adapters for desktop systems and servers. The LightStream 2020 enterprise ATM multiservice switch provides LAN and WAN internetworking for campus environments or global networks. The LightStream 100 workgroup/campus ATM switch supports up to 16 155-Mbps ATM interfaces.

ACCESS

Cisco's access routers are designed to improve productivity by extending the enterprise network beyond the boundaries of corporate headquarters to regional sales groups, small satellite offices and individual telecommuters.

The Cisco 4000 series delivers a high-performance, modular solution that can expand to meet the needs of large offices and regional sites. The Cisco 2500 series is available in 13 models customized for the needs of small branch offices. The Cisco 1000 series provides low-cost remote LAN attachment to corporate networks or Internet services for small offices and home offices. The AS5100 dial-up access server enables the large-scale deployment of telecommuting over standard telephone lines, integrating routing and modem-based technologies. All Cisco access products can be centrally configured and managed from headquarters, reducing the need for internetworking expertise in the field.

WORKGROUP

Cisco's LAN switching products include the Catalyst(TM) and Kalpana families. Cisco's Catalyst family of LAN switches link network resources with maximum modularity, performance and flexibility in LAN switching, and include embedded Cisco IOS functionality to meet future needs as switched internetworks evolve. The newest member of the Catalyst family, the Catalyst 5000, delivers dedicated bandwidth to users through multiple-media switching options such as 10-Mbps Ethernet, 100-Mbps Ethernet, and ATM with future capability for switched FDDI and switched Token Ring. The Kalpana EtherSwitch family is a high-performance stackable switching platform. The Kalpana ProStack, also announced this year, consists of the EtherSwitch Pro16 and ProStack Matrix, and allows users to expand network capacity as bandwidth demands dictate. High-speed connectivity to routers or other switches is achieved with Fast Ethernet and ATM modules. Switch management is achieved through the CiscoWorks(TM) software, a comprehensive suite of network management applications.

INTERWORKS

A major area of market opportunity is the integration of legacy networks built around large-scale IBM computers and their networking framework called Systems Network Architecture (SNA). To address this market, Cisco has a separate business unit, InterWorks, which focuses on integrating the large number of SNA-based computing environments with newer multiprotocol networks. Cisco has a comprehensive suite of capabilities for this market, including TCP/IP encapsulation of SNA data; integrated Synchronous Data Link Control (SDLC) support; mixed-media bridging, translation and conversion; enhanced data link switching; Frame Relay connectivity; Token Ring router interfaces and switching; Advanced Peer-to-Peer Networking (APPN); and direct channel attachment of Cisco 7000 routers to IBM mainframes.

The CiscoWorks Blue network management support enables operators visibility into and control over Cisco routers from either IBM NetView operator consoles or Simple Network Management Protocol (SNMP) network management stations.

NETWORK MANAGEMENT

The CiscoWorks software is a suite of standards-based applications that allow users to manage their Cisco devices from a single integrated console. CiscoWorks software provides applications for internetworking products in three major areas: monitoring and diagnostics; troubleshooting and administration tasks; and a management series for implementation and change to administration tasks and planning and optimization for offline analysis of network traffic patterns and trends. CiscoWorks supports the HP OpenView, NetView AIX, SunNet Manager and Microsoft Windows platforms.

CUSTOMERS AND MARKETS

Cisco's customers include corporations of all sizes, utilities, educational and research institutions, and government agencies. Internetworking needs are influenced most strongly by the size and complexity of a customer's information systems, and therefore Cisco's business is not concentrated in any particular industry.

An important trend influencing demand for the Company's products is the worldwide phenomenon of the Internet. The Internet is a network of networks, consisting of thousands of subnetworks and computer resources linked together. Cisco's high-performance routers are widely used in the "backbone" infrastructure of the Internet, and the Company believes that 80 percent or more of all routers on the Internet are its products. In addition, the demand by companies, institutions and individuals for access to the Internet is spurring demand for remote access, switching and routing products of all kinds. The Company also benefits from the Internet phenomenon through its alliance relationships with numerous Internet service providers.

Another significant factor affecting internetworking is the global trend toward deregulated telecommunications and the resulting increase in use of higher-performance telecommunications services. Cisco has alliance relationships with a majority of the world's telecommunications carriers.

Cisco is the first U.S.-based manufacturer to receive self-certification approval from the British Approvals Board for Telecommunications, which allows Cisco to more quickly bring products to the European Union.

The Company markets its internetworking products in the United States primarily through its direct sales force and resellers, and internationally, through distributors, Value-Added Resellers ("VARs"), OEMs, resellers, and its direct sales force in subsidiary companies. In addition, the Company sells to system integrators, both domestic and international, who resell the Company's internetworking products along with other computer and communications equipment. This multiple-channel approach allows customers to select the one that addresses their specific needs and provides the Company with broad coverage of worldwide markets.

At September 25, 1994, the Company's worldwide direct sales organization consisted of 1375 individuals, including managers, sales representatives, and technical support personnel. The Company has approximately 69 field sales offices providing coverage in the following metropolitan areas: Atlanta, Boston, Chicago, Cincinnati, Cleveland, Dallas, Denver, Durham, Honolulu, Houston, Indianapolis, Los Angeles, Miami, New Orleans, New York, Orlando, Phoenix, Pittsburgh, Portland (Oregon), Princeton, Salt Lake City, San Antonio, San Diego, San Francisco, San Jose, Seattle, St. Louis, and Washington, D.C., among others.

The Company's international sales are currently being made through multiple channels including approximately 75 international distributors and resellers in Africa, Asia, Australia, Canada, Europe, Latin America, Mexico and South America. The international distributors provide system installation, technical support, and follow-on service to local customers. Generally, the Company's international distributors have nonexclusive, country-wide agreements. International sales through the various channels, including the Company's subsidiaries, accounted for approximately 39.0% of total sales in fiscal 1993, 41.9% in fiscal 1994, and 42.4% in fiscal 1995. Sales to international customers and distributors generally have been made in United States dollars.

The Company has sales support subsidiaries worldwide. New subsidiaries formed in fiscal 1995 include Brazil, Korea, South Africa, Sweden, Switzerland, and Venezuela. No individual subsidiary has had direct sales that have been material to date.

Patterns of both revenue growth and types of products sold are affected by various conditions in geographic regions. As a general rule, adoption of internetworking technology in Europe tends to be 1 to 2 years behind the United States, while Japan follows another 1 to 2 years later. Less-developed economies tend to lag even farther in technology adoption, although the Company has noted a recent tendency in some newly opened Eastern European economies to leapfrog intermediate technologies and purchase products with the most advanced technology. In November 1994, Cisco announced a joint venture with 13 leading Japanese technology companies to expand the internetworking market in Japan.

BACKLOG

The Company's backlog on September 24, 1995, was approximately $278,800,000 compared with an approximate backlog of $88,200,000 at September 25, 1994. The Company includes in its backlog only orders confirmed with a purchase order for products to be shipped within six months to customers with approved credit status. Because of the generally short cycle between order and shipment, and occasional customer changes in delivery schedules or cancellation of orders (which are made without significant penalty), the Company does not believe that its backlog as of any particular date is necessarily indicative of actual net sales for any future period.

COMPETITION

The networking market is characterized by rapid growth, technological change, and a convergence of technologies. These market factors represent both an opportunity and at the same time a competitive threat to Cisco.

The Company faces competition from customers it licenses technology to and suppliers that it transfers technology from. The inherent nature of networking is such that Cisco must compete, and at the same time, co-operate with these companies. At a minimum these relationships exist to achieve interoperability. Optimally, these relationships are synergistic and mutually beneficial, resulting in growth for the industry.

3Com, Alantec, Ascend, Bay Networks, Cabletron, Fore, IBM, and Shiva exemplify companies that compete with Cisco. Some companies compete across all of Cisco's product lines, while others do not offer as wide a breadth of networking solutions.

Cisco estimates that it competes with over 70 vendors in Access, over 40 vendors in Core, over 50 vendors in Workgroup, over 30 vendors in ATM, and over 40 vendors in InterWorks. Cisco expects that the overall number of vendors will grow in these markets because of its attractive growth opportunities. The Company also expects that overall increases to the number of competitors will be partially offset by mergers and acquisitions, as companies seek synergies and market presence.

Over the past year, the networking industry has experienced some consolidation. This has primarily been achieved through mergers and acquisitions, and to a lesser extent, through joint technology agreements. Remaining competitors are broadening their product offerings and attempting to strengthen their positions in emerging and high-growth markets including remote access, high-speed switching, and ATM technologies.

The principal competitive factors in the market for internetworking products are performance, price, value-added features, reliability, conformance to industry standards, service, and market presence. The Company promotes its CiscoFusion architecture and Cisco IOS software as providing the premier internetworking solutions in the industry. These solutions offer many competitive advantages in the areas described above. Cisco believes that it will continue to provide solutions that offer competitive advantages and exceed end-users' buying criteria in the computer networking market.

RESEARCH AND DEVELOPMENT

The market for the Company's products is characterized by rapidly changing technology, evolving industry standards, and frequent new product introductions. Management believes that the Company's future success depends in large part upon its ability to continue to enhance its existing products and to develop new products that maintain technological competitiveness. The Company closely monitors, through electronic mail and onsite visits by engineering personnel, customers' needs for additional products, and works actively with innovators of internetworking products, including universities, laboratories, and corporations. The Company intends to remain dedicated to industry standards and to continue to support important protocol standards as they emerge.

The Company is focusing development efforts around its five internal business units in the following areas: high-speed switching and ATM technologies, remote access and ISDN connectivity, improving overall system performance, expanding its network management capabilities, and IBM and WAN services connectivity. Cisco's development efforts continue to be guided by its CiscoFusion architecture announced in 1994, with the Cisco IOS software serving as the underlying common thread. There can be no assurance, however, that the Company's product development efforts will result in commercially successful products, or that the Company's products will not be rendered obsolete by changing technology or new product announcements by others. The Company has announced several new products, including a wide range of remote access products and a new line of high-end routers. Although the Company has announced its expected shipment dates for some of these products, schedules for high-technology products are inherently difficult to predict, and there can be no assurance that the Company will achieve its expected initial shipments dates of these or any other new or enhanced products developed by the Company. Because timely availability of new and enhanced products and their acceptance by customers are critical to the success of the Company, delays in availability of these products or lack of market acceptance of such products could have a material adverse effect on the Company.

In fiscal 1995, 1994, and 1993, the Company's research and development expenditures were $164,819,000, $88,753,000, and $44,254,000, respectively. All of the Company's expenditures for research and development costs, including purchased research and development of $95,760,000 in fiscal 1995, have been expensed as incurred.

MANUFACTURING

The Company's manufacturing operations consist primarily of quality assurance of materials, components and subassemblies, final assembly, and test. The Company presently uses a variety of independent third-party contract assembly companies to perform printed circuit board assembly, in circuit test, and product repair. The Company installs its proprietary software on electronically programmable memory chips installed in its systems in order to configure products to customer needs and to maintain quality control and security. The manufacturing process enables the

Company to configure the hardware and software in unique combinations to meet a wide variety of individual customer requirements. The Company uses automated testing equipment and "burn-in" procedures, as well as comprehensive inspection, testing, and statistical process control to assure the quality and reliability of its products. The Company's manufacturing processes and procedures are ISO 9001 certified. To date, the Company has not experienced significant customer returns of its products.

PATENTS, INTELLECTUAL PROPERTY AND LICENSING

The Company generally relies upon patents, copyright, trademark, and trade secret laws to establish and maintain its proprietary rights in its technology and products. However, it may be technologically possible for competitors to reverse-engineer the Company's products. Because the internetworking industry is characterized by rapid technological change, the Company believes that its success is more dependent upon its expertise in internetworking than its proprietary rights.

The Company has, from time to time, established strategic distribution and technology transfer relationships with other companies involved in the computer and communications industries. The Company intends to continue to explore strategic relationships and expects to enter into other such relationships in the future.

The Company has a program to file applications for and obtain patents in the United States and in selected foreign countries where a potential market for the Company's products exists. The Company has been issued several patents; other patent applications are currently pending.

There can be no assurance that any of these patents would be upheld as valid if litigated or that any patent applications will result in issued patents. While the Company believes that its patents and applications have value, it also believes that its competitive position depends primarily on the innovative skills, technological expertise and management abilities of its employees.

Many of the Company's products are designed to include software or other intellectual property licensed from third parties. From time to time, the Company receives notices from third parties regarding patent claims. While it may be necessary in the future to seek or renew licenses relating to various aspects of its products, the Company believes that based upon past experience and standard industry practice, such licenses generally could be obtained on commercially reasonable terms.

Because of the existence of a large number of patents in the networking field and the rapid rate of issuance of new patents, it is not economically practical to determine in advance whether a product or any of its components infringe patent rights of others. In the event of any infringement, the Company believes that based upon industry practice, any necessary license or rights under such patents may be obtained on terms that would not have a material adverse effect on the Company's financial condition or its results of operations. However, there can be no assurance in this regard.

OTHER RISK FACTORS

The Company's business and stock is subject to a number of risks. Some of those risks are described below. Other risks are presented elsewhere in this report. See, in particular, the last four paragraphs of "Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations - Comparison of 1994 and 1995."

Potential Fluctuations in Quarterly Results

The Company's operating results may be subject to quarterly fluctuations as a result of a number of factors. These factors include the integration of people, operations, and products from acquired businesses and technologies; increased competition, which the company expects; the introductions and market acceptance of new products, including high-speed switching and ATM technologies; variations in sales channels, product costs, or mix of products sold; the timing of orders and manufacturing lead times; and changes in general economic conditions, any of which could have an adverse impact on operations and financial results. For example, in the second quarter of fiscal 1995, the Company acquired substantially all of the assets of LightStream and incurred an expense of approximately $95 million associated with purchased research and development, which resulted in net income being significantly lower than in the prior quarter. Additionally, the dollar amount of large orders for the Company's products have been increasing, and therefore the operating results for a quarter could be materially adversely affected if a number of large orders are either not received or are delayed, due for example, to cancellations, delays or deferrals by customers. Further, the Company's expense levels are required, in part, to generate future revenues. If revenue levels are below expectations, operating results are likely to be adversely affected. Net income may be disproportionately affected by a reduction in revenues because a proportionately smaller amount of the Company's expenses varies with its revenues.

Dependence on New Product Development; Rapid Technological and Market Change

The markets for the Company's products are characterized by rapidly changing technology, evolving industry standards, frequent new product introductions and evolving methods of building and operating networks. The Company's operating results will depend to a significant extent on its ability to continue to successfully introduce new products on a timely basis and to reduce costs of existing products. In particular, in August 1992, the Company broadened its product line by introducing its first network access product. Since that time, sales of these products, which are generally lower priced and carry lower margins than the Company's core products, have increased more rapidly than sales of the core products. In addition, in 1994, Cisco announced its CiscoFusion architecture, that provides a method of merging router-based networks with emerging technologies such as Asynchronous Transfer Mode and LAN switches. While some elements of the CiscoFusion architecture have been introduced, others are still in development. The success of these and other new products is dependent on several factors, including proper new product definition, product cost, timely completion and introduction of new products, differentiation of new products from those of the Company's competitors and market acceptance of these products. The Company has addressed the need to develop new products through its internal development efforts and through joint developments with other companies and through acquisitions. Acquisitions involve numerous risks, including difficulties in the assimilation of the operations, technologies and products of the acquired companies, the diversion of management's attention from other business concerns, risks of entering markets in which the Company has no or limited direct prior experience and where competitors in such markets have stronger market positions, and the potential loss of key employees of the acquired company. There can be no assurance that the Company will successfully identify new product opportunities and develop and bring new products to market in a timely manner, or that products or technologies developed by others will not render the Company's products or technologies obsolete or noncompetitive. The failure of the Company's new product development efforts could have a material adverse effect on the Company's business and results of operations.

Manufacturing Risks

Although the Company generally uses standard parts and components for its products, certain components are presently available only from a single source or limited sources. The Company has generally been able to obtain adequate supplies of all components in a timely manner from existing sources, or where necessary, from alternative sources of supply. A reduction or interruption in supply or a significant increase in the price of one or more components would adversely affect the Company's operating results and could damage customer relationships. For example, recent shortages in the supply of semiconductors has resulted in price increases and has limited the Company's ability to obtain price reductions with respect to such components. These developments could result in lower gross margins. The Company expects that it will continue to be dependent on single or limited source supplier relationships in the future.

Volatility of Stock Price

The Company's Common Stock has experienced substantial price volatility, particularly as a result of variations between the Company's actual or anticipated financial results and the published expectations of analysts and as a result of announcements by the Company and its competitors. In addition, the stock market has experienced extreme price and volume fluctuations that have affected the market price of many technology companies in particular and that have often been unrelated to the operating performance of these companies. These broad market fluctuations, as well as general economic and political conditions, may adversely affect the market price of the Company's Common Stock.

EMPLOYEES

As of September 24, 1995, the Company employed 4086 persons, including 427 in manufacturing, 1092 in domestic sales and marketing, 525 in customer service, 1016 in engineering, 405 in finance and administration, and 621 employees in international locations. The Company also employs a number of temporary and contract employees, and during fiscal 1995 the Company employed between 473 and 742 such people at any one time.

None of the employees is represented by a labor union, and the Company considers its relations with its employees to be positive. The Company has experienced no work stoppages.

Competition for technical personnel in the Company's industry is intense. To date, the Company believes that it has been successful in recruiting qualified employees, but there is no assurance that it will continue to be as successful in the future. The Company believes that its future success depends in part on its continued ability to hire, assimilate, and retain qualified personnel.

ITEM 2.     PROPERTIES

The Company's principal corporate offices are located at sites in Santa Clara and San Jose, California. The Santa Clara facilities are leased through December 1996 and have approximately 120,000 square feet of office space. The Company's main headquarters are situated on 46 acres of leased land in San Jose, California. Eight buildings are located at this site, one of which is the Company's manufacturing facility. The San Jose headquarters consist of approximately 825,000 square feet of leased office space at the present time. To meet its anticipated needs at its main headquarters, the Company has leased an additional 36 acres of land at two nearby sites where it will eventually lease facilities to be constructed on each site. Construction has started at one of the sites on a series of office buildings which, when completed, will have approximately 575,000 square feet. Occupancy is expected to begin prior to the end of calendar 1996.

In addition to the California facilities, the Company leases approximately 45 acres of land in Research Triangle Park, North Carolina, where the InterWorks Business Unit, as well as a Technical Assistance Center, telesales, and various other support functions, are located. One building of approximately 80,000 square feet has been constructed and is currently occupied under a lease that expires in July 1999. A 120,000-square-foot building at this location is currently under construction and should be occupied before the end of the 1996 fiscal year. This site can accommodate one additional building.

The Company's ATM Business Unit occupies approximately 50,000 square feet of leased office space in Billerica, Massachusetts.

The Company also leases various small offices throughout the U.S. and on a worldwide basis. See Note 6 to the Consolidated Financial Statements for additional information regarding the Company's obligations under leases.

Management believes that suitable additional space will be available to accommodate expansion of the Company's operations on commercially reasonable terms.

ITEM 3.     LEGAL PROCEEDINGS

None.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

EXECUTIVE OFFICERS AND DIRECTORS OF THE REGISTRANT

                                                                                                        POSITION
         NAME                AGE                         POSITION                                      HELD SINCE
-----------------------      ---   -------------------------------------------------------             ----------
Larry R. Carter              52    Vice President, Finance and Administration, Chief                     1995
                                   Financial Officer, and Secretary
                                   Mr. Carter joined the Company in January 1995 in his
                                   present position. From July 1992 to January 1995, he was
                                   Vice President and Corporate Controller for Advanced
                                   Micro Devices. Prior to that, he was with V.L.S.I.
                                   Technology, Inc. for four years where he held the
                                   position of Vice President, Finance and Chief Financial
                                   Officer.

John T. Chambers             46    President, Chief Executive Officer and Director                       1995
   (1)(4)(5)                       Mr. Chambers has been a member of the Board of Directors
                                   since November 1993.  He joined the Company as Senior
                                   Vice President in January 1991 and became Executive Vice
                                   President in June 1994.  Mr. Chambers became President
                                   and Chief Executive Officer of the Company as of January
                                   31, 1995.  Prior to that, he was with Wang Laboratories
                                   for eight years, most recently as Senior Vice President
                                   of U.S. Operations.

                                                                                                        POSITION
         NAME                AGE                         POSITION                                      HELD SINCE
-----------------------      ---   -------------------------------------------------------             ----------
Dr. Michael S. Frankel       49    Director                                                               1992
  (2)(3)(5)                        Dr. Frankel has been a member of the Board of Directors
                                   since May 1992. He has been Vice President and Division
                                   Director of SRI International since January 1989 and became
                                   Center Director of SRI International in 1986.

Dr. James F. Gibbons         64    Director                                                               1992
  (2)(4)(5)                        Dr. Gibbons has been a member of the Board of Directors
                                   since May 1992.  He has been Dean of the Stanford
                                   University School of Engineering since September 1984.
                                   Dr. Gibbons also currently serves on the Board of
                                   Directors of Lockheed Martin Corporation, Raychem
                                   Corporation, Centigram Corporation, and El Paso Natural
                                   Gas.

Edward R. Kozel              40    Vice President, Business Development, and Chief                        1995
                                   Technical Officer
                                   Mr. Kozel joined the Company in March 1989 as Market
                                   Development Manager.  From 1992-1993 he was Director
                                   of Field Operations/Business Development.  In February
                                   1993 he became Vice President of Business Development
                                   and in May 1995 also became Chief Technical Officer.

Donald A. LeBeau             48    Senior Vice President, Worldwide Sales                                 1994
                                   Mr. LeBeau joined the Company as Vice President of
                                   North American Sales in July 1992 and became Senior
                                   Vice President of Worldwide Sales in August 1994.  From
                                   May 1989 to July 1992, he was Vice President of Western
                                   Operations at Wang Laboratories.  From August 1985 to
                                   May 1989 he was with United Research Company, most
                                   recently as Senior Vice President.

Frank J. Marshall            48    Vice President and General Manager, Core Business Unit                 1995
                                   Mr. Marshall joined the Company as Vice President of
                                   Engineering in April 1992 and became Vice President and
                                   General Manager of the Core Business Unit in May 1995.
                                   Prior to that, he was at Convex Computer Corporation
                                   for 10 years, most recently as Senior Vice President of
                                   Engineering.

John P. Morgridge            62    Chairman of the Board of Directors                                     1995
  (1)(5)                           Mr. Morgridge joined the Company as President and Chief
                                   Executive Officer and was elected to the Board of
                                   Directors in October 1988. Mr. Morgridge became Chairman
                                   of the Board on January 31, 1995. From 1986 to 1988 he
                                   was President and Chief Operating Officer at GRiD
                                   Systems, a manufacturer of laptop computer systems.

Robert L. Puette             53    Director                                                               1991
  (2)(3)(4)                        Mr. Puette has been a member of the Board of Directors
                                   since January 1991.  He has been President, Chief
                                   Executive Officer and on the Board of Directors of
                                   NetFRAME Systems, Inc. since January 1995.  He was a
                                   consultant from November 1993 to December 1994.  Prior
                                   to that, he was Senior Vice President of Apple
                                   Computer, Inc. and President of Apple USA Division from
                                   June 1990 to October 1993.  Mr. Puette also currently
                                   serves on the Board of Directors of Quality
                                   Semiconductor.

                                                                                                        POSITION
         NAME                AGE                         POSITION                                      HELD SINCE
-----------------------      ---   -------------------------------------------------------             ----------
Carl Redfield                48        Vice President, Manufacturing                                      1993
                                       Mr. Redfield joined the Company in August 1993 as
                                       Director, Supply/Demand of Manufacturing and became
                                       Vice President of Manufacturing in September 1993.
                                       Prior to joining Cisco, he spent eighteen years at
                                       Digital Equipment Company, most recently as Group
                                       Manufacturing and Logistics Manager of the PC Group.

Masayoshi Son                38        Director                                                           1995
                                       Mr. Son has been a member of the Board of Directors
                                       since July 1995.  He has been the President and Chief
                                       Executive Officer of SOFTBANK Corporation for more than
                                       fifteen years.

Donald T. Valentine          63        Vice Chairman of the Board of Directors                            1995
  (1)(5)                               Mr. Valentine has been a member of the Board of
                                       Directors of the Company since December 1987, and was
                                       elected Chairman of the Board of Directors in December
                                       1988. He became Vice Chairman of the Board on January 31,
                                       1995. He has been a general partner of Sequoia Capital, a
                                       venture capital firm that was an investor in the Company,
                                       since 1974. Mr. Valentine currently serves as Chairman
                                       of the Board of Directors of C-Cube Microsystems, Inc., a
                                       semiconductor video compression company, and
                                       serves on the Board of Directors of Sierra
                                       Semiconductor, Inc., a communications semiconductor
                                       company.

-------
(1)  Member of the Executive Committee
(2)  Member of the Compensation/Stock Option Committee
(3)  Member of the Audit Committee
(4)  Member of the Nomination Committee
(5)  Member of the Acquisition Committee

TRANSFER AGENT AND REGISTRAR                      INDEPENDENT ACCOUNTANTS
Bank of Boston                                    Coopers & Lybrand L.L.P.
50 Royal Street                                   Ten Almaden Boulevard
Canton, MA  92021                                 San Jose, CA  95113

LEGAL COUNSEL
Brobeck, Phleger & Harrison
2200 Geng Road
Palo Alto, CA  94303

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

STOCK MARKET INFORMATION

Price range of the Company's common stock that reflects the two-for-one splits effective March 1993 and March 1994:

                                               1995                             1994                             1993
                                       High             Low             High             Low             High              Low
                                     -------         -------          -------          -------         -------          -------
First Quarter                        $ 30.00         $ 20.87          $ 29.37          $ 20.87         $ 14.78          $ 11.25
Second Quarter                         36.62           30.12            35.37            24.75           23.12            14.62
Third Quarter                          40.75           32.56            40.37            29.00           23.94            20.22
Fourth Quarter                         58.62           39.37            32.50            19.06           28.12            20.19

Cisco Systems' common stock (Nasdaq symbol CSCO) is traded on the Nasdaq National Market. The table above reflects the range of high and low closing prices for each period indicated. The Company has never paid cash dividends on the common stock and has no present plans to do so. There were approximately 4917 shareholders of record on October 2, 1995.

ITEM 6. SELECTED FINANCIAL DATA

                         FIVE YEARS ENDED JULY 30, 1995
                    (In thousands, except per-share amounts)

                                    1995          1994          1993          1992        1991
                                    ----          ----          ----          ----        ----
   Net sales                     $1,978,916   $ 1,242,975   $   649,035   $   339,623   $183,184
                                 ==========   ===========   ===========   ===========   ========
   Net income                    $  421,008   $   314,867   $   171,955   $    84,386   $ 43,189
                                 ==========   ===========   ===========   ===========   ========
   Net income per common share   $     1.52   $      1.19   $       .67   $       .33   $    .17
                                 ==========   ===========   ===========   ===========   ========
   Shares used in per-share
      calculation                   277,298       265,051       258,133       254,072    250,320
                                 ==========   ===========   ===========   ===========   ========
   Total assets                  $1,757,279   $ 1,053,694   $   595,213   $   323,933   $154,145
                                 ==========   ===========   ===========   ===========   ========

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Comparison of 1994 and 1995:

Net sales grew from $1,243.0 million in 1994 to $1,978.9 million in 1995. The 59.2% increase in net sales during the year was primarily a result of increasing unit sales of the Cisco 7010, the Cisco 7000, and the Cisco 2500 product family, sales of new products including the Cisco 4500, as well as the initial market acceptance of the Company's high-speed switching products. These increases were partially offset by decreasing unit sales of the Company's older product lines, comprising the AGS+ as well as the Cisco 2000 and Cisco 3000 product families. Sales to international customers were 42.4% of net sales in 1995 compared with 41.9% in 1994. This moderate increase reflects the Company's continued expansion into new geographic markets.

Gross margins increased from 66.8% of net sales in 1994 to 67.4% in 1995. Gross margins have improved as a result of several factors, including lower material costs achieved through volume and prompt payment discounts, certain manufacturing overhead efficiencies, and a decrease in warranty expenses from 2.0% of net sales in 1994 to 1.5% in 1995. This was partially offset by the continued shift in revenue mix to the Company's lower-margin remote access products. In the future, the Company expects its gross margins to decrease, because it believes that the market for lower-margin remote access and high-speed switching products will continue to increase at a faster rate than the market for the Company's higher- margin router products. The Company is attempting to improve manufacturing efficiencies, but there can be no assurance that it will be able to do so, or that any efficiencies attained will be sufficient to maintain gross margins.

Research and development expenses increased $76.1 million from 1994 to 1995, an increase from 7.1% of net sales in 1994 to 8.3% in 1995. The increase reflects the Company's ongoing research and development efforts, including the further development of its CiscoFusion architecture, as well as the acquisition of technologies to bring a broad range of products to market in a timely fashion. A significant portion of the increase was due to the addition of new personnel, primarily from hiring and to a lesser extent through acquisitions, as well as higher material costs for prototypes and depreciation on new equipment. All of the Company's research and development costs are expensed as incurred. The Company is primarily developing new technologies internally, and because of this, research and development as a percentage of sales is expected to increase. When appropriate, the Company may acquire other businesses or license technology from other businesses as an alternative to internal research and development.

Sales and marketing expenses increased $148.9 million in 1995, an increase from 16.6% to 17.9% of net sales. The increase in these expenses resulted from an increase in the size of the Company's direct sales force and its commissions, additional marketing programs to support the launch of new products, the entry into new markets both domestic and international, and expansion of distribution channels.

General and administrative expenses rose $29.0 million from 1994 to 1995 which represents an increase from 3.8% of net sales in 1994 to 3.9% in 1995. The increase in these expenses reflects increased personnel costs, implementation of the Company's new information system, and the amortization of goodwill since the date of the acquisition of the assets and assumption of the liabilities of LightStream (see note 2).

The amount expensed to purchased research and development arose from the acquisition of the assets and assumption of the liabilities of LightStream (see note 2).

Interest and other income, net, was $21.4 million in 1994 and $36.1 million in 1995. Interest income rose as a result of additional investment income on the Company's increasing investment balances.

During March 1995, the Financial Accounting Standards Board issued Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," which requires the Company to review for impairment long-lived assets, certain identifiable intangibles, and goodwill related to those assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In certain situations, an impairment loss would be recognized. Statement No. 121 will be effective for the Company's fiscal year 1997. The Company has studied the implications of the statement, and based on its initial evaluation, does not expect it to have a material impact on the Company's financial condition or results of operations.

Future Growth Subject to Risks

The Company's growth is dependent upon market growth and its ability to enhance its existing products and introduce new products on a timely basis. The Company must also maintain its ability to manage any such growth effectively. In this regard, in May 1995 the Company completed an internal reorganization, which it believes will better enable it to address its markets. No assurance can be given that this reorganization will achieve its objectives. Failure to manage growth effectively could materially and adversely affect the Company's business and operating results. The Company's growth and ability to meet customer demand also depend, in part, on its ability to have stable supplies of parts from its suppliers. Many of these parts, particularly semiconductor parts, may be in short supply. An inability to obtain these parts could have a material and adverse affect on the Company's growth.

The Company expects that in the future, its net sales will grow at a slower rate than was experienced in previous periods and that on a quarter-to-quarter basis, the Company's growth in net sales may be significantly lower than its historical quarterly growth rate. The Company has been experiencing longer sales cycles for its core products resulting from larger order sizes and believes that some customers may be deferring purchases in order to complete detailed reviews of their overall network plans. In addition, in response to customer demand, the Company has, from time to time, reduced its product manufacturing lead times and its backlog of orders. To the extent that backlog is reduced during any particular period, it would result in more variability and less predictability in the Company's quarter-to-quarter net sales and operating results.

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

The Company also expects that its operating margins may decrease as it continues to hire additional personnel and to increase other operating expenses to support its business. The results of operations for 1995 are not necessarily indicative of results to be expected in future periods, and the Company's operating results may be subject to quarterly fluctuations as a result of a number of factors. These factors include the integration of people, operations, and products from acquired businesses and technologies; increased competition, which the Company expects; the introduction and market acceptance of new products, including high-speed switching and ATM technologies; variations in sales channels, product costs, or mix of products sold; the timing of orders and manufacturing lead times; and changes in general economic conditions, any of which could have an adverse impact on operations and financial results.

Comparison of 1993 and 1994:

Net sales grew from $649.0 million in 1993 to $1,243.0 million in 1994. The 91.5% increase in net sales during the year was primarily a result of increasing unit sales of the Cisco 3000, the Cisco 4000, and the Cisco 7000, sales of new products including the Cisco 2500 and the Cisco 7010, and growth in sales of add-on boards, which provide increased functionality. Sales to international customers were 41.9% of net sales in 1994, compared with 39.0% in 1993. This increase reflects the Company's continued expansion into new geographic markets.

Gross margins decreased from 67.6% of net sales in 1993 to 66.8% in 1994. Gross margins decreased as a result of the increasing unit sales of lower-margin products, principally the Cisco 3000 and the Cisco 4000, and from the sales of new products, primarily the Cisco 2500. Warranty expenses increased slightly from 1.7% of net sales in 1993 to 2.0% in 1994, reflecting the new product introductions. In the future, the Company expects its gross margins to decrease, because the Company believes that the market for lower-margin remote access and high-speed switching products will increase at a faster rate than the market for the Company's higher-margin router products. Decreases could be partially offset by various measures employed to lower the cost of raw materials purchased.

Research and development expenses increased $44.5 million from 1993 to 1994, primarily as a result of additions to engineering personnel, including Crescendo Communications personnel, depreciation on new engineering equipment, material costs for prototypes, and increased facilities expenses. These expenses increased from 6.8% of net sales in 1993 to 7.1% in 1994. All of the Company's research and development costs are expensed as incurred. The Company is primarily developing new technologies internally, and because of this, research and development as a percentage of sales is expected to increase. When appropriate, the Company may acquire other businesses or license technology from other businesses as an alternative to internal research and development.

Sales and marketing expenses increased $96.1 million in 1994 as a result of increased marketing and sales personnel and support costs, including commissions, in both the U.S. and the Company's international subsidiaries. Sales and marketing expenses decreased slightly as a percentage of net sales, from 16.9% in 1993 to 16.6% in 1994. However, management expects sales expenditures to increase as a percentage of net sales as the Company penetrates new markets.

General and administrative expenses rose $26.5 million from 1993 to 1994, which represents an increase from 3.2% of net sales in 1993 to 3.8% in 1994. The increase in these expenses was due primarily to increased personnel costs, legal and tax fees as the Company expands internationally, costs associated with the Crescendo acquisition, and charitable contributions.

Interest and other income, net, was $11.6 million in 1993 and $21.4 million in 1994. Interest income rose as a result of additional investment income on the Company's increasing investment balances.

International operating income as a percentage of net international sales decreased from 4.8% in 1993 to 1.5% in 1994. International operating income consists of net operating income of the Company's international subsidiaries, which have various distribution arrangements with the Company. The decrease from 1993 to 1994, in percentage terms, can be attributed to a shifting mix of intercompany arrangements and higher organizational expenditures associated with expanding international operations through new and existing entities.

LIQUIDITY AND CAPITAL RESOURCES

Cash, short-term investments, and investments increased by $289.1 million from 1994 to 1995, primarily as a result of cash generated by operations, cash received in connection with the exercise of employee stock options, and proceeds received from minority shareholders in the Company's Japanese subsidiary (see note 7). The increase was partially offset by the cash paid to acquire the assets and assume the liabilities of LightStream (see note 2) and repurchases of the Company's common stock.

Accounts receivable rose 61.7% from 1994 to 1995, while sales grew by 59.2%. Days sales outstanding in receivables were 56 days at the end of the year, versus 59 days at July 31, 1994. Inventories increased 155.1% from 1994 to 1995 because of production planning associated with higher sales levels. In addition, inventory levels were unusually low at July 31, 1994 because of the planned delay in raw material receipts to accommodate the manufacturing operations move to the Company's new headquarters. As a result, inventory turnover decreased from 16.1 turns at July 31, 1994 to 13.0 turns at July 30, 1995.

Accounts payable increased 42.6% from 1994 to 1995 because of increases in capital expenditures, operating expenses, and material purchases to support the growth in net sales. The 82.8% increase in accrued payroll and related expenses is primarily a result of personnel additions made during the year. Other accrued liabilities increased by 61.2% from 1994 to 1995, primarily because of increases in the warranty accrual and deferred service contracts.

At July 30, 1995, the Company had a line of credit totaling $100.0 million, which expires April 1998. There have been no borrowings under this agreement.

The Company has entered into certain lease arrangements in San Jose, California, and Research Triangle Park, North Carolina, where it has established its headquarters operations and certain research and development and customer support activities. In connection with these transactions, the Company pledged $173.1 million of its investments as collateral for certain obligations of the leases. The restricted investments balance will continue to increase as the Company phases in operations at these lease sites.

Under the Company's ongoing stock repurchase program, shares have been purchased periodically and retired. During the year ended July 30, 1995, the Company purchased and retired approximately 2.1 million shares for an aggregate price of $69.9 million. As of July 30, 1995, the Company was authorized to repurchase up to an additional 4.9 million shares of its common stock in the open market or through privately negotiated transactions.

The Company's management believes that its current cash and equivalents, short-term investments, line of credit, and cash generated from operations will satisfy its expected working capital and capital expenditure requirements through 1996.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                               CISCO SYSTEMS, INC.

                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                                  July 30,       July 31,
                                                                    1995           1994
                                                                 ----------     ----------
   ASSETS

   Current assets:
     Cash and equivalents                                        $  204,846     $   53,567
     Short-term investments                                         234,681        129,219
     Accounts receivable, net of allowance for doubtful
       accounts of $13,305 in 1995 and $8,077 in 1994               384,242        237,570
     Inventories                                                     71,160         27,896
     Deferred income taxes                                           75,297         46,739
     Prepaid expenses and other current assets                       25,743         12,686
                                                                 ----------     ----------
          Total current assets                                      995,969        507,677

   Investments                                                      403,855        371,494
   Restricted investments                                           173,073         85,900
   Property and equipment, net                                      136,635         77,449
   Other assets                                                      47,747         11,174
                                                                 ----------     ----------
          Total assets                                           $1,757,279     $1,053,694
                                                                 ==========     ==========

   LIABILITIES AND SHAREHOLDERS' EQUITY

   Current liabilities:
     Accounts payable                                            $   45,205     $   31,708
     Income taxes payable                                            71,583         42,958
     Accrued payroll and related expenses                            84,695         46,334
     Other accrued liabilities                                      136,273         84,512
                                                                 ----------     ----------
          Total current liabilities                                 337,756        205,512

   Commitments (Note 6)

   Minority interest                                                 40,792

   Shareholders' equity:
     Preferred stock, no par value, 5,000 shares authorized:
       none issued or outstanding in 1995 and 1994
     Common stock, no par value, 320,000 shares authorized:
       272,246 shares issued and outstanding in 1995 and
       257,697 shares in 1994                                       362,292        227,835
     Retained earnings                                              959,657        620,135
     Unrealized gain on marketable securities                        50,933
     Cumulative translation adjustments                               5,849            212
                                                                 ----------     ----------
          Total shareholders' equity                              1,378,731        848,182
                                                                 ----------     ----------
          Total liabilities and shareholders' equity             $1,757,279     $1,053,694
                                                                 ==========     ==========


   The accompanying notes are an integral part of these financial statements.

                               CISCO SYSTEMS, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per-share amounts)

                                                             Years Ended
                                                ---------------------------------------
                                                 July 30,       July 31,      July 25,
                                                   1995           1994          1993
                                                ----------     ----------     --------
   Net sales                                    $1,978,916     $1,242,975     $649,035
   Cost of sales                                   644,152        412,824      210,528
                                                ----------     ----------     --------
     Gross margin                                1,334,764        830,151      438,507

   Expenses:
     Research and development                      164,819         88,753       44,254
     Sales and marketing                           354,722        205,797      109,717
     General and administrative                     76,524         47,485       20,965
     Purchased research and development             95,760
                                                ----------     ----------     --------
       Total operating expenses                    691,825        342,035      174,936
                                                ----------     ----------     --------
   Operating income                                642,939        488,116      263,571
   Interest and other income, net                   36,107         21,377       11,557
                                                ----------     ----------     --------
   Income before provision for income taxes        679,046        509,493      275,128
   Provision for income taxes                      258,038        194,626      103,173
                                                ----------     ----------     --------
   Net income                                   $  421,008     $  314,867     $171,955
                                                ==========     ==========     ========
   Net income per common share                  $     1.52     $     1.19     $    .67
                                                ==========     ==========     ========
   Shares used in per-share calculation            277,298        265,051      258,133
                                                ==========     ==========     ========


   The accompanying notes are an integral part of these financial statements.

                               CISCO SYSTEMS, INC.

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                 (In thousands)

                                       Common Stock
                                   ----------------------
                                                                          Unrealized                       Total
                                    Number                                 gain on        Cumulative       Share-
                                      of                      Retained    marketable      translation     holders'
                                    Shares      Amount        Earnings    securities      adjustments      Equity
                                   -------     --------       --------    ----------      -----------    ----------
Balances, July 26, 1992            240,444     $ 98,940       $146,168                      $  502       $  245,610

Issuance of common stock
  under stock option and
  purchase plans                     6,972       18,621                                                      18,621
Tax benefits related to
  disqualifying
  dispositions of stock
  options                                        39,622                                                      39,622
Amortization of deferred
  compensation resulting
  from stock options
  issued                                            296                                                         296
Net income                                                     171,955                                      171,955
Translation adjustments                                                                       (923)            (923)
                                   -------     --------       --------     --------         ------       ----------
Balances, July 25, 1993            247,416      157,479        318,123                        (421)         475,181

Issuance of common stock
  under stock option and
  purchase plans                     6,885       23,407                                                      23,407
Tax benefits related to
  disqualifying
  dispositions of stock
  options                                        35,654                                                      35,654
Pooling-of-interests with
  Crescendo
  Communications, Inc.               3,396       11,295        (12,855)                                      (1,560)
Net income                                                     314,867                                      314,867
Translation adjustments                                                                        633              633
                                   -------     --------       --------     --------         ------       ----------
Balances, July 31, 1994            257,697      227,835        620,135                         212          848,182

Issuance of common stock
  under stock option
  and purchase plans                 6,560       47,401                                                      47,401
Tax benefits related to
  disqualifying
  dispositions of
  stock options                                  55,756                                                      55,756
Common stock repurchases            (2,094)      (2,073)       (67,808)                                     (69,881)
Pooling-of-interests with
  Newport Systems
  Solutions, Inc.                    3,262        6,805          1,603                                        8,408
Pooling-of-interests with
  Kalpana, Inc.                      6,821       26,568        (15,281)                                      11,287
Unrealized gain on
  marketable securities                                                    $ 50,933                          50,933
Net income                                                     421,008                                      421,008
Translation adjustments                                                                      5,637            5,637
                                   -------     --------       --------     --------         ------       ----------
Balances, July 30, 1995            272,246     $362,292       $959,657     $ 50,933         $5,849       $1,378,731
                                   =======     ========       ========     ========         ======       ==========

   The accompanying notes are an integral part of these financial statements.

                               CISCO SYSTEMS, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                   Years Ended
                                                    ---------------------------------------
                                                     July 30,       July 31,       July 25,
                                                       1995          1994            1993
                                                    ---------      ---------      ---------
Cash flows from operating activities:
  Net income                                        $ 421,008      $ 314,867      $ 171,955
  Adjustments to reconcile net income to
   net cash provided by operating activities:
    Depreciation and amortization                      58,510         30,812         13,583
    Provision for doubtful accounts                    10,429          4,562          6,421
    Provision for inventory allowances                 42,482         14,608          3,900
    Deferred income taxes                             (65,665)       (30,715)        (6,645)
    Change in operating assets and liabilities:
       Accounts receivable                           (154,324)      (113,023)       (74,272)
       Inventories                                    (85,662)       (19,004)       (18,258)
       Prepaid expenses and other current
         assets                                       (13,040)        (5,705)        (2,005)
       Accounts payable                                12,186          6,964          8,482
       Income taxes payable                            84,381         60,816         42,310
       Accrued payroll and related expenses            38,361         19,878          9,227
       Other accrued liabilities                       47,089         33,476         21,312
                                                    ---------      ---------      ---------
         Total adjustments                            (25,253)         2,669          4,055
                                                    ---------      ---------      ---------
           Net cash provided by operating
             activities                               395,755        317,536        176,010

Cash flows from investing activities:
  Purchases of short-term investments                (276,463)      (135,186)      (139,606)
  Proceeds from sales of short-term investments       153,032         71,787        148,448
  Maturities of short-term investments                 89,147         46,753         71,753
  Purchases of investments                           (277,239)      (560,090)      (280,563)
  Proceeds from sales of investments                  228,680        348,123         66,213
  Purchases of restricted investments                (160,396)       (74,343)       (70,800)
  Proceeds from sales of restricted investments        55,619         52,341         31,900
  Maturities of restricted investments                 44,853
  Acquisition of property and equipment              (111,922)       (59,589)       (33,942)
  Acquisition of business, net of cash acquired
    and purchased research and development            (17,920)
  Other                                                 4,428         (5,052)           181
                                                    ---------      ---------      ---------
        Net cash used by investing activities        (268,181)      (315,256)      (206,416)
                                                    ---------      ---------      ---------
Cash flows from financing activities:
  Issuance of common stock                             47,401         23,407         18,621
  Common stock repurchases                            (69,881)
  Proceeds from sale of subsidiary stock               40,548
  Other                                                 5,637            633           (923)
                                                    ---------      ---------      ---------
        Net cash provided by financing
          activities                                   23,705         24,040         17,698
                                                    ---------      ---------      ---------
Net increase (decrease) in cash and
  equivalents                                         151,279         26,320        (12,708)
Cash and equivalents, beginning of period              53,567         27,247         39,955
                                                    ---------      ---------      ---------
Cash and equivalents, end of period                 $ 204,846      $  53,567      $  27,247
                                                    =========      =========      =========

   Non-cash investing and financing activities in fiscal year 1995:
     Transfers of securities to restricted investments   $27,249
     Unrealized gain on marketable securities             82,689

   The accompanying notes are an integral part of these financial statements.

                               CISCO SYSTEMS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (In thousands, except exercise prices and percentages)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Fiscal Year. The Company's fiscal year is the 52 or 53 weeks ending on the last Sunday in July. The fiscal years ended July 30, 1995, July 31, 1994, and July 25, 1993 comprised 52, 53, and 52 weeks, respectively.

     Principles of Consolidation. The consolidated financial statements include the accounts of Cisco Systems, Inc. and its subsidiaries. All significant intercompany accounts and transactions have been eliminated.

     Cash and Equivalents. The Company considers all highly liquid investments purchased with a maturity of less than three months to be cash equivalents. Substantially all of its cash and equivalents are maintained with two major financial institutions.

     Short-Term Investments. The Company's short-term investments comprise U.S., state, and municipal government obligations, and foreign and corporate obligations. These investments are carried at market value and have maximum maturities of one year. Prior to adoption of Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities", in fiscal year 1995, the Company's short-term investments were carried at cost, which approximated market value at July 31, 1994. Nearly all short-term investments are held in the Company's name and maintained with one large financial institution.

     Inventories. Inventories are stated at the lower of cost or market. Cost is computed using standard cost, which approximates actual cost on a first-in, first-out basis.

     Investments. Investments consist of U.S., state, and municipal government obligations, foreign and corporate obligations, and corporate securities with maturities of more than one year. These investments are carried at market value. Prior to adoption of Statement No. 115 in fiscal year 1995, the Company's investments were carried at cost, which approximated market value at July 31, 1994. Investments are held in the Company's name and maintained with one large financial institution.

     Restricted Investments. Restricted investments consist of U.S. governmental obligations with maturities of more than one year. These investments are carried at market value at July 30, 1995 and are restricted as to withdrawal (see Note 6). Prior to adoption of Statement No. 115 in fiscal year 1995, the Company's restricted investments were carried at cost, which approximated market value at July 31, 1994. Restricted investments are held in the Company's name and maintained with one large financial institution.

     Revenue Recognition. The Company recognizes product revenue upon shipment of product. Revenue from service obligations is deferred and recognized over the lives of the contracts.

     Depreciation and Amortization. Property and equipment are stated at cost and depreciated on a straight-line basis over the estimated useful lives of the assets. Such lives vary from two and one-half to five years.

                               CISCO SYSTEMS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (In thousands, except exercise prices and percentages)

     Income Taxes. The Company accounts for income taxes using the liability method to calculate deferred income taxes. The realization of deferred tax assets is based on historical tax positions and expectations about future taxable income.

     Computation of Net Income Per Common Share. Net income per common share is computed using the weighted average number of common and dilutive common equivalent shares outstanding during the period. Dilutive common equivalent shares consist of stock options.

     Foreign Currency Translation. The Company's international subsidiaries use their local currencies as their functional currencies. Assets and liabilities are translated at exchange rates in effect at the balance sheet date and income and expense accounts at average exchange rates during the year. Resulting translation adjustments are recorded directly to a separate component of shareholders' equity.

     Forward Exchange Contracts. The Company enters into forward exchange contracts to minimize the short-term impact of foreign currency fluctuations on the asset and liability positions of its international subsidiaries. Gains and losses on these contracts are recognized in net income in the period in which exchange rate changes occur.

     Recent Accounting Pronouncements. During March 1995, the Financial Accounting Standards Board issued Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," which requires the Company to review for impairment long-lived assets, certain identifiable intangibles, and goodwill related to those assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In certain situations, an impairment loss would be recognized. Statement No. 121 will be effective for the Company's fiscal year 1997. The Company has studied the implications of the statement, and, based on its initial evaluation, does not expect it to have a material impact on the Company's financial condition or results of operations.

                               CISCO SYSTEMS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (In thousands, except exercise prices and percentages)

2. BUSINESS COMBINATIONS

In September 1993, the Company acquired Crescendo Communications, Inc., a networking company that provides high-performance workgroup solutions. The Company issued approximately 3400 shares of common stock for all the outstanding stock of Crescendo in a transaction that was accounted for as a pooling of interests. The Company also assumed options and warrants to purchase Crescendo stock of which the options remain outstanding to purchase approximately 280 shares of the Company's common stock.

On August 8, 1994, the Company acquired Newport Systems Solutions, Inc., a privately held networking company providing software-based routers for remote network sites. The Company issued approximately 3300 shares of common stock for all the outstanding stock of Newport in a transaction also accounted for as a pooling of interests. The Company also assumed options to purchase Newport stock that remain outstanding as options to purchase approximately 190 shares of the Company's common stock.

On December 6, 1994, the Company acquired Kalpana, Inc., a privately held manufacturer of Ethernet switches. Under the terms of the agreement, the Company issued approximately 6800 shares of common stock for all the outstanding stock of Kalpana in a transaction also accounted for as a pooling of interests. In connection with this transaction, the Company assumed options to purchase Kalpana stock that remain outstanding as options to purchase approximately 500 shares of the Company's common stock.

The aggregated historical operations of Crescendo, Newport and Kalpana are not material to the Company's consolidated operations and financial position. Therefore, prior period statements have not been restated.

Effective January 11, 1995, the Company acquired substantially all of the assets and assumed the liabilities of LightStream Corporation for $120,000 in cash and related acquisition costs of approximately $500. LightStream was a developer of enterprise-class Asynchronous Transfer Mode (ATM) switching technology.

The acquisition was accounted for as a purchase. Accordingly, the results of operations of the acquired business and the fair market values of the acquired assets and assumed liabilities were included in the Company's financial statements as of the effective date.

The purchase price was allocated to the acquired assets and assumed liabilities based on fair market values as follows:

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
                                                           ==========

                               CISCO SYSTEMS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (In thousands, except exercise prices and percentages)

The amount allocated to purchased research and development was determined through known valuation techniques in the high-technology communications industry. Amounts allocated to goodwill will be amortized on a straight-line basis over periods ranging from two to five years.

The following summary, prepared on a pro forma basis, combines the results of operations as if LightStream had been acquired as of the beginning of the periods presented. The summary includes the impact of certain adjustments such as goodwill amortization and estimated changes in interest income due to cash outlays associated with the transaction and the related income tax effects (in thousands, except per-share amounts):

                                                       Twelve months ended
                                                   -----------------------------
                                                    July 30,           July 31,
                                                      1995               1994
                                                   ----------         ----------
                                                            (Unaudited)
         Sales                                     $1,987,310         $1,244,863
         Net income                                $  410,456         $  299,676
         Net income per share                      $     1.48         $     1.13

The pro forma results are not necessarily indicative of what actually would have occurred if the acquisition had been in effect for the entire periods presented. In addition, they are not intended to be a projection of future results and do not reflect any synergies that might be achieved from the combined operations.

                               CISCO SYSTEMS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (In thousands, except exercise prices and percentages)

3. BALANCE SHEET DETAIL

      Inventories:

                                                        1995             1994
                                                     ---------        ---------
  Raw materials                                      $  33,555        $  13,724
  Work in process                                       16,913            8,649
  Finished goods                                         9,373            2,090
  Demonstration systems                                 11,319            3,433
                                                     ---------        ---------
       Total                                         $  71,160        $  27,896
                                                     =========        =========

Property and equipment, net:

  Leasehold improvements                             $  16,170        $  11,154
  Computer equipment and related software              126,331           71,281
  Production and engineering equipment                  49,695           25,067
  Office equipment, furniture,
    fixtures, and other                                 50,682           24,297
                                                     ---------        ---------
                                                       242,878          131,799
  Less accumulated depreciation and
    amortization                                      (106,243)         (54,350)
                                                     ---------        ---------
       Total                                         $ 136,635        $  77,449
                                                     =========        =========

Accrued payroll and related expenses:

Accrued wages, paid time off, and related
  expenses                                           $  56,623        $  32,020
Accrued bonuses                                         28,072           14,314
                                                     ---------        ---------
       Total                                         $  84,695        $  46,334
                                                     =========        =========
Other accrued liabilities:

Deferred revenue                                     $  55,984        $  30,981
Accrued warranties                                      38,731           22,962
Other liabilities                                       41,558           30,569
                                                     ---------        ---------
       Total                                         $ 136,273        $  84,512
                                                     =========        =========

                               CISCO SYSTEMS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (In thousands, except exercise prices and percentages)

4. INVESTMENTS

Effective August 1, 1994, the Company adopted Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities." This statement requires the Company to classify debt and equity securities into one of three categories: held-to-maturity, trading, or available-for-sale. At July 30, 1995, substantially all of the Company's investments were classified as available-for-sale, and the difference between the cost and fair market value of those securities, net of the tax effect, is shown as a separate component of shareholders' equity.

The following table summarizes the Company's securities at July 30, 1995:

                                                   Gross         Gross
                                    Amortized   Unrealized     Unrealized      Market
Issue                                 Cost         Gains        (Losses)        Value
-------------------------------     ---------   ----------     ----------     --------
U.S. government notes and bonds     $200,902     $    665      $  (2,963)     $198,604
State, municipal, and county
  government notes and bonds         425,225        1,599         (4,995)      421,829
Foreign government notes and
  bonds                               38,841          433                       39,274
Corporate notes and bonds             61,052           77           (242)       60,887
Corporate equity securities            2,900       88,115                       91,015
                                    --------     --------      ---------      --------
                                    $728,920     $ 90,889      $  (8,200)     $811,609
                                    ========     ========      =========      ========

Gross realized gains and losses on the sale of securities are calculated using the specific identification method and were not material to the Company's consolidated results of operations.

5. LINE OF CREDIT

On May 22, 1995, the Company entered into a syndicated credit agreement under the terms of which a syndication of banks has committed a maximum of $100,000 on an unsecured basis for cash borrowings and letters of credit. The commitments made under this agreement expire on April 30, 1998. During the commitment period, the Company is obligated to pay annual fees of approximately $150. Outstanding borrowings under these arrangements bear interest at the London Interbank Offered Rate plus .31%, or other alternative rates. The agreement specifies various financial covenants, including a variable floor on tangible net worth, all of which the Company has met. There have been no borrowings under this agreement.

6. COMMITMENTS

LEASES

The Company leases office space for its U.S. and international sales offices. The Company also leases buildings at its headquarters in Santa Clara and San Jose, California. The Santa Clara lease expires December 1996.

                               CISCO SYSTEMS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (In thousands, except exercise prices and percentages)

In February 1993, the Company entered into an agreement to lease 46 acres of land located in San Jose, California, where it has established its headquarters operations. In July 1994, the Company entered into an agreement to lease 45 acres of land located in Research Triangle Park, North Carolina, where it expanded certain research and development and customer support activities. In February and April 1995, the Company entered into agreements to lease an additional 36 acres of land in San Jose, California, where it will further expand its headquarters operations. All of the leases have initial terms of five years and options to renew for an additional five years, subject to certain conditions.

At any time during the terms of these land leases, the Company may purchase the land. If the Company elects not to purchase the land at the ends of the leases, the Company has guaranteed a residual value of approximately $55.9 million.

In May 1993, August 1994, and May 1995, the Company entered into agreements to lease certain buildings to be constructed on the land described above. The lessors of the buildings have committed to fund up to a maximum of $114.0 million (subject to reductions based on certain conditions in the lease) for the construction of the buildings, with the portion of the committed amount actually utilized to be determined by the Company. Rent obligations for the buildings will commence on varying dates and will expire at the same time as the land leases. The Company has an option to renew the building leases for an additional five years, subject to certain conditions.

The Company may, at its option, purchase the buildings during the terms of the leases at approximately the amount expended by the lessors to construct the buildings. If the Company does not exercise the purchase options at the ends of the leases, the Company will guarantee a residual value of the buildings as determined at the lease inception date of each agreement (approximately $69.3 million at July 30, 1995).

As part of the above lease transactions, the Company restricted $173.1 million of its securities as collateral for specified obligations of the lessor under the leases. These securities will be restricted as to withdrawal and will be managed by the Company subject to certain limitations, under its investment policy. In addition, the Company must maintain a minimum consolidated tangible net worth of $750.0 million.

Future annual minimum lease payments under all noncancelable operating leases as of July 30, 1995, are as follows:

                    1996                             $18,887
                    1997                              14,365
                    1998                               8,901
                    1999                               4,522
                    2000                               2,028
                    Thereafter                         1,468
                                                     -------
                    Total minimum lease payments     $50,171
                                                     =======

                               CISCO SYSTEMS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (In thousands, except exercise prices and percentages)

Rent expense totaled $19,157, $12,399, and $7,243 for 1995, 1994, and 1993,
respectively.

FORWARD EXCHANGE CONTRACTS

The Company enters into forward exchange contracts to reduce its exposure to potentially adverse changes in foreign currency exchange rates. The contracts hedge certain balance sheet exposures and intercompany balances against future movements in foreign exchange rates. The Company does not hold these financial instruments for trading purposes. Foreign exchange contracts outstanding, primarily in European, Canadian, and Australian currencies, amounted to $44.5 million and $21.8 million at July 30, 1995 and July 31, 1994, respectively. Gains and losses on the contracts are included in other income, which offset foreign exchange gains or losses from revaluation of intercompany balances. The maturity dates of the contracts outstanding at July 30, 1995 extended to approximately one month.

The Company's forward exchange contracts contain an element of risk that the other parties may be unable to meet the terms of the agreements. However, the Company minimizes such risk exposure by limiting the other parties to major financial institutions. In addition, the amount of agreements entered into with any one party is also monitored. Management does not expect any significant losses as a result of default by the other parties.

7. MINORITY INTEREST

In October 1994, the Company's Japanese subsidiary, Nihon Cisco Systems, K.K., completed the sale of preferred stock to a group of outside investors in a private placement. Aggregate proceeds to Nihon Cisco Systems, K.K. were approximately $40.5 million. The investors received 26.8% of the voting rights. The Company retains ownership of all issued and outstanding common stock of its subsidiary, amounting to 73.2% of the voting rights. Each share of preferred stock is convertible into one share of common stock at any time, at the option of the holder.

8. SHAREHOLDERS' EQUITY

The Company's common stock was split two-for-one on March 5, 1993 and March 4, 1994. All applicable share and per-share data in these financial statements have been restated to give effect to these stock splits.

Under the terms of the Company's Articles of Incorporation, the Board of Directors may determine the rights, preferences, and terms of the Company's authorized preferred stock.

                              CISCO SYSTEMS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (In thousands, except exercise prices and percentages)

9.  EMPLOYEE STOCK PURCHASE PLAN

The Company has an Employee Stock Purchase Plan (the Purchase Plan) under which 4800 shares of common stock have been reserved for issuance. Eligible employees may designate not more than 10% of their cash compensation to be deducted each pay period for the purchase of common stock under the Purchase Plan, and participants may purchase not more than $25 worth of common stock in any one calendar year. On the last business day of each calendar quarter, shares of common stock are purchased with the employees' payroll deductions over six months, at a price per share of 85% of the lesser of the market price of the common stock on the purchase date or the market price on the first day of the period. The Purchase Plan will terminate no later than January 3, 2000. In 1995, 1994, and 1993, 579, 387, and 344 shares were issued under the Purchase Plan, respectively. At July 30, 1995, 2142 shares were available for issuance under the Purchase Plan.

10. STOCK OPTION PLANS

The Company established a Stock Option Plan in 1987 under which it has reserved a total of 91,640 shares of common stock for issuance to employees, officers, directors, consultants, and independent contractors. Both incentive and nonqualified stock options have been granted at prices not less than fair market value at the date of grant as determined by the Board of Directors. Although the Board has the authority to set other terms, the options are generally 25% exercisable one year from the date of grant and then ratably over the following 36 months.

A summary of option activity follows:

                                                                                       Options Outstanding
                                                             --------------------------------------------------------------------
                                               Options
                                              Available                                    Exercise
                                              for Grant           Options                   Prices                    Amount
                                          ----------------  -----------------  -------------------------------   ----------------

Balances, July 26, 1992                         3,388            25,196           $  .01            $12.12           87,522
Options granted                                (3,234)            3,234            12.87       -     26.87           67,869
Options exercised                                                (6,628)             .01       -     12.12          (14,375)
Options canceled                                  376              (376)             .01       -     26.87           (2,218)
Additional shares reserved                      4,000
                                          ----------------  -----------------  --------------    --------------  -----------------
Balances, July 25, 1993                         4,530            21,426              .01       -     26.87          138,798
Options granted                                (4,779)            4,779            20.12       -     37.00          113,641
Options exercised                                                (6,498)             .01       -     22.69          (14,836)
Options canceled                                  684              (684)             .16       -     37.00           (9,762)
Additional shares reserved                      4,000
                                          ----------------  -----------------  --------------    --------------  -----------------
Balances, July 31, 1994                         4,435            19,023              .01       -     37.00          227,841
Options granted and assumed                   (15,265)           15,265             8.15       -     57.75          557,523
Options exercised                                                (5,981)             .01       -     37.00          (33,567)
Options canceled                                1,067            (1,067)             .16       -     43.00          (25,651)
Additional shares reserved                      6,237
                                          ----------------  -----------------  --------------    --------------  -----------------
Balances, July 30, 1995                        (3,526)           27,240        $   .01         -    $57.75         $726,146
                                          ================  =================  ==============    ==============  =================

At July 30, 1995, approximately 9287 outstanding options were exercisable. Options granted for approximately 4000 shares reflected in the 1995 fiscal year are subject to shareholder approval of a 19,000 increase to the number of shares made available for issuance under the plan.

                              CISCO SYSTEMS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (In thousands, except exercise prices and percentages)

The Company has, in connection with the acquisition of Crescendo, Newport, and Kalpana, assumed the stock option plans of each acquired company. A total of 2,237 shares of the Company's common stock has been reserved for issuance under those assumed plans.

11. EMPLOYEE BENEFIT PLAN

The Company has adopted a plan to provide retirement and incidental benefits for its employees, known as the Cisco Systems, Inc. 401(k) Plan (the Plan). As allowed under Section 401(k) of the Internal Revenue Code, the Plan provides tax deferred salary deductions for eligible employees.

Employees may contribute from 1% to 15% of their annual compensation to the Plan, limited to a maximum amount as set by the Internal Revenue Service. The Company matches employee contributions dollar for dollar, up to a maximum of $1.5 per year. In addition, the Plan provides for discretionary contributions as determined by the Board of Directors. Such contributions to the Plan are allocated among eligible participants in the proportion of their salaries to the total salaries of all participants. Company matching contributions to the Plan totaled $3,456 in 1995, $1,796 in 1994, and $1,015 in 1993. No discretionary contributions were made in 1995, 1994, or 1993.

12. INCOME TAXES

The provision for income taxes consists of:

                                              1995                   1994                    1993
                                       --------------------   --------------------    --------------------
Federal:
    Currently payable                     $  260,874             $  176,314              $  85,125
    Deferred                                 (54,955)               (24,084)                (5,387)
                                       --------------------   --------------------    --------------------
                                             205,919                152,230                 79,738
State:
    Currently payable                         56,108                 44,718                 22,444
    Deferred                                  (9,132)                (4,909)                (1,258)
                                       --------------------   --------------------    --------------------
                                              46,976                 39,809                 21,186
Foreign:
    Currently payable                          6,721                  4,309                  2,249
    Deferred                                  (1,578)                (1,722)
                                       --------------------   --------------------    --------------------
                                               5,143                  2,587                  2,249
                                       --------------------   --------------------    --------------------
                                          $  258,038             $  194,626              $ 103,173
                                       ====================   ====================    ====================

The Company paid income taxes of $240.7 million, $164.3 million, and $63.3 million, in 1995, 1994, and 1993, respectively.

                              CISCO SYSTEMS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (In thousands, except exercise prices and percentages)

The items accounting for the difference between income taxes computed at the federal statutory rate and the provision for income taxes follow:

                                                            1995                  1994                  1993
                                                     ------------------    ------------------    ------------------
Federal statutory rate                                     35.0%                 35.0%                 34.0%
Effect of:
    State rates, net of federal benefits                    4.4                   4.7                   4.9
    Foreign Sales Corporation benefit                      (2.6)                 (2.5)                 (2.0)
    Tax-exempt interest                                    (0.8)                 (1.1)                 (1.0)
    Tax credits                                            (0.8)                 (0.6)
    Other                                                   2.8                   2.7                   1.6
                                                     ------------------    ------------------    ------------------
                                                           38.0%                 38.2%                 37.5%
                                                     ==================    ==================    ==================

The components of the deferred income tax provision are as follows:

                                                                    1995                  1994                  1993
                                                             ------------------    ------------------    ------------------
Purchased research and development                              $(36,310)
Inventory allowances and capitalization                          (12,145)             $ (5,640)             $ (2,677)
Warranty accruals                                                  1,446                (3,764)                 (883)
Accrued state franchise tax                                       (3,816)               (3,395)
Allowance for doubtful accounts and returns                          101                (2,783)                 (874)
Depreciation                                                      (1,486)               (3,034)                  (88)
Deferred revenue                                                  (2,141)                 (857)                 (339)
Royalty accruals                                                    (499)                 (746)                 (689)
Other nondeductible accruals                                     (10,815)              (10,496)               (1,095)
                                                             ------------------    ------------------    ------------------
                                                                $(65,665)             $(30,715)             $ (6,645)
                                                             ==================    ==================    ==================

The components of the deferred income tax assets follow:

                                                                  1995                1994
                                                             -----------------   ------------------
Purchased research and development                              $ 36,310
Unrealized gain on marketable securities                         (31,756)
Inventory allowances and capitalization                           25,114            $ 13,273
Warranty accruals                                                  7,429               9,651
Accrued state franchise tax                                        7,211               3,395
Allowance for doubtful accounts and returns                        7,020               5,913
Depreciation                                                       4,882               4,392
Deferred revenue                                                   3,800               1,800
Royalty accruals                                                   2,414               1,690
Other nondeductible accruals                                      24,278              12,679
                                                             -----------------   ------------------
                                                                $ 86,702            $ 52,793
                                                             =================   ==================

The noncurrent portion of the deferred income tax assets, which totaled $11,405 at July 30, 1995, and $6,054 at July 31, 1994, is included in other assets.

The Company's income taxes currently payable for both federal and state purposes have been reduced by the tax benefit derived from the disqualifying dispositions of incentive and nonqualified stock options. This benefit, which totaled $55,756 in 1995 and $35,654 in 1994, was credited directly to common stock.

                              CISCO SYSTEMS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (In thousands, except exercise prices and percentages)

13. GEOGRAPHIC INFORMATION AND MAJOR CUSTOMERS

The Company operates in a single industry segment encompassing the design, development, manufacture, marketing, and technical support of internetworking products and services.

In 1995, 1994, and 1993, no customers accounted for 10% or more of the Company's net sales.

International sales, primarily in Europe, the Pacific region, and Canada, were $838.3 million in 1995, $520.5 million in 1994, and $252.9 million in 1993.
Export sales, primarily to these regions, were $661.6 million in 1995, $376.2 million in 1994, and $166.3 million in 1993.

Summarized financial information by geographic region for 1995, 1994, and 1993 is as follows:

                                      1995                      1994                    1993
                               ------------------------   --------------------    -------------------
Net sales:
    United States                  $1,948,098                $1,240,585              $ 629,747
    International                     176,715                   144,277                 86,600
    Eliminations                     (145,897)                 (141,887)               (67,312)
                               ------------------------   --------------------    -------------------
Total                              $1,978,916                $1,242,975              $ 649,035
                               ========================   ====================    ===================

Operating income:
    United States                  $  638,167                $  489,659              $ 260,131
    International                       2,515                     2,231                  4,122
    Eliminations                        2,257                    (3,774)                  (682)
                               ------------------------   --------------------    -------------------
Total                              $  642,939                $  488,116              $ 263,571
                               ========================   ====================    ===================

Identifiable assets:
    United States                  $1,638,984                $1,009,243
    International                     141,280                    61,027
    Eliminations                      (22,985)                  (16,576)
                               ------------------------   --------------------
Total                              $1,757,279                $1,053,694
                               ========================   ====================

14.  SUBSEQUENT EVENT

On August 10, 1995, the Company entered into an agreement to acquire Combinet Inc., a privately held manufacturer of remote access networking products. The agreement calls for the Company to issue approximately 2000 shares to acquire all the equity of Combinet, including outstanding options and warrants. The transaction is subject to several closing conditions and, if consummated, will be accounted for as a pooling of interests.

                       REPORT OF INDEPENDENT ACCOUNTANTS

Board of Directors and Shareholders
Cisco Systems, Inc.
San Jose, California

We have audited the accompanying consolidated balance sheets of Cisco Systems, Inc. and its subsidiaries as of July 30, 1995 and July 31, 1994 and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended July 30, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Cisco Systems, Inc. and its subsidiaries as of July 30, 1995 and July 31, 1994, and the consolidated results of their operations and their cash flows for each of the three years in the period ended July 30, 1995 in conformity with generally accepted accounting principles.

/s/Coopers & Lybrand L.L.P.

San Jose, California
August 15, 1995

                          SUPPLEMENTARY FINANCIAL DATA

                            1995 AND 1994 BY QUARTER
              (Unaudited) (in thousands, except per-share amounts)

    (In thousands, except per-share amounts)

                             July 30,     Apr. 30,     Jan. 29,     Oct. 30,    July 31,      May 1,      Jan. 30,     Oct. 24,
                               1995         1995         1995         1994        1994         1994         1994         1993
                             --------------------------------------------------------------------------------------------------
Net Sales                    $621,184     $509,910     $454,897     $392,925    $361,159     $331,193     $302,166     $248,457
Gross margin                  418,727      344,388      306,693      264,956     242,755      222,052      200,644      164,700
Operating income              222,076      190,876       78,316      151,671     138,718      131,587      119,924       97,887
Income before provision for
  income taxes                231,812      201,661       86,266      159,307     144,929      136,479      125,359      102,726
Net income                   $143,723     $125,030     $ 53,485     $ 98,770    $ 89,566     $ 84,344     $ 77,472     $ 63,485

Net income
  per common share           $    .51     $    .45     $    .19     $    .37    $    .34     $    .32     $    .29     $    .24



ITEM 9.         CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                      ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information regarding Directors appearing under the caption "Election of Directors" in the Company's proxy statement to be mailed to Shareholders on or before October 2, 1995, is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

The information appearing at the end of Part I and under the caption "Executive Compensation" in the Company's proxy statement to be mailed to Shareholders on or before October 2, 1995, is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information appearing under the captions "Election of Directors" and "Ownership of Securities" in the Company's proxy statement to be mailed to Shareholders on or before October 2, 1995, is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information appearing under the caption "Ownership of Securities" and "Certain Relationships and Related Transactions" in the Company's proxy statement to be mailed to Shareholders on or before October 2, 1995, is incorporated herein by reference.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  1.   Financial Statements

          The financial statements listed in Item 14(a) are filed as part of this annual report.

     2.   Financial Statement Schedules

          The financial statement schedules listed in Item 14(a) are filed as part of this annual report.

     3.   Exhibits

          The exhibits listed in the accompanying Index to Exhibits are filed or incorporated by reference as part of this annual report.

(b)       Reports on Form 8-K

          No reports on Form 8-K were filed during the fourth quarter of fiscal 1995.

    SIGNATURES

Pursuant to the requirements of the Securities Act of 1933, the Registrant has duly caused this Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of San Jose, State of California on this 17th day of October, 1995.

                                 Cisco Systems, Inc.

                                 /s/ John T. Chambers
                                -------------------------------------
                                 (John T. Chambers, President and
                                     Chief Executive Officer)

Pursuant to the requirements of the Securities Act of 1933, this Report on Form 10-K has been signed by the following persons in the capacities and on the dates indicated.

              Signature                                             Title                                   Date

                                                              President and Chief
                                                               Executive Officer
   /s/ John T. Chambers                                       (Principal Executive                    October 17, 1995
-------------------------------------------                   Officer and Director)
   John T. Chambers

                                                          Vice President, Finance and
                                                             Administration, Chief
                                                             Financial Officer and
   /s/ Larry R. Carter                                             Secretary                          October 17, 1995
-------------------------------------------                 (Principal Financial and
   Larry R. Carter                                            Accounting Officer)

   /s/ John Morgridge                                           Chairman of the                       October 17, 1995
-------------------------------------------                    Board and Director
   John P. Morgridge

                                                              Vice Chairman of the
-------------------------------------------                    Board and Director
   Donald T. Valentine

   /s/ Michael S. Frankel                                           Director                          October 17, 1995
-------------------------------------------
   Dr. Michael S. Frankel

   /s/ James F. Gibbons                                             Director                          October 17, 1995
-------------------------------------------
   Dr. James F. Gibbons

   /s/ Robert L. Puette                                             Director                          October 17, 1995
-------------------------------------------
   Robert L. Puette

   /s/ Masayoshi Son                                                Director                          October 17, 1995
-------------------------------------------
   Masayoshi Son

                              CISCO SYSTEMS, INC.

                                 -------------

                         INDEX TO FINANCIAL STATEMENTS
                       AND FINANCIAL STATEMENT SCHEDULES

                                   ITEM 14(A)

                                                                                         Page
                                                                                         ----
Consolidated balance sheets at July 30, 1995 and July 31, 1994 .................          21
Consolidated statements of operations for each of the three years in the period
  ended July 30, 1995...........................................................          22
Consolidated statements of shareholders' equity for each of the three years in
  the period ended July 30, 1995................................................          23
Consolidated statements of cash flows for each of the three years in the period
  ended July 30, 1995...........................................................          24
Notes to consolidated financial statements......................................          25
Report of Independent Accountants...............................................          37
Supplementary financial data:
  Fiscal years 1995 and 1994 by quarter (unaudited).............................          38
Report of Independent Accountants...............................................          42

Schedule:
       II   Valuation and qualifying accounts                                             43

All other schedules have been omitted since the required information is not present in amounts sufficient to require submission of the schedules, or because the information required is included in the consolidated financial statements or notes thereto.

REPORT OF INDEPENDENT ACCOUNTANTS

Our report on the consolidated financial statements of Cisco Systems, Inc. and its subsidiaries is included on page 37 of this Form 10-K. In connection with our audits of such financial statements, we have also audited the related financial statement schedule listed in the index on page 41 of this Form 10-K.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.

/s/ Coopers & Lybrand L.L.P.

San Jose, California
August 15, 1995

                              CISCO SYSTEMS, INC.

                                  SCHEDULE II
                       VALUATION AND QUALIFYING ACCOUNTS
                                 (In thousands)

                                                  Balance at                                                        Balance at
                                                   Beginning            Charged to                                    End of
                                                   of Period             Expenses             Deductions              Period
                                              --------------------  --------------------  --------------------  -------------------

Year ended July 25, 1993:
 Allowance for doubtful accounts                 $  2,905              $  6,421              $ 4,412               $  4,914
 Allowance for excess and obsolete
  inventory                                         3,590                 3,900                2,965(1)               4,525

Year ended July 31, 1994:
 Allowance for doubtful accounts                    4,914                 4,562                1,399                  8,077
 Allowance for excess and obsolete
  inventory                                         4,525                14,608                2,027(1)              17,106

Year ended July 30, 1995:
 Allowance for doubtful accounts                    8,077                10,429                5,201                 13,305
 Allowance for excess and obsolete                 17,106                42,482               21,779(1)              37,809
  inventory

(1)  Deductions principally relate to charges for standards changes.

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)  The following exhibits are filed herewith.

Exhibit
Number                              Exhibit Table
-------                             -------------
 2.01**    Agreement and Plan of Reorganization dated as of September 20, 1993 among the Company, Crescendo Communications Inc., and Co
             Acquisition Corporation
 2.02**    Agreement of Merger among the Company, Crescendo Communications Inc., and Co Acquisition Corporation
 2.03#     Agreement and Plan of Reorganization dated as of July 11, 1994 among the Company, Newport Systems Solutions, Inc. and New Acquisition
             Corporation
 2.04+     Agreement and Plan of Reorganization dated as of October 21, 1994 among the Company, Kalpana, Inc. and Pan Acquisition Corporation
 2.05++    Asset Purchase Agreement dated as of December 8, 1994 among the
             Company and LightStream Corporation
 3.01*     The Company's Restated Articles of Incorporation, as currently in effect
 3.02*     The Company's Bylaws, as currently in effect
 4.01##    The Company's 1987 Stock Option Plan, as currently in effect
 4.02*     Form of Incentive Stock Option Agreement for granting incentive stock options under the Company's 1987 Stock Option Plan
 4.03*     Series A Preferred Stock Purchase Agreement between the Company and certain investors dated December 22, 1987, as amended
 10.05*    Form of Restricted Stock Purchase Agreement for sales of Common Stock to employees, officers, directors and consultants
 10.10*    License Agreement between the Company and Network Equipment
             Technologies Inc dated February 14, 1989
 10.12*    License Agreement between the Company and The Board of Trustees of
             Leland Stanford Junior University dated April 15, 1987, as amended
 10.13*    1989 Employee Stock Purchase Plan
 10.14     Fiscal Year 1995 Management Incentive Plan
 10.16*    Agreement between the Company and American Telephone and Telegraph
             Company dated February 1, 1990
 10.19*    Letter of Employment between the Company and John T. Chambers dated
             January 9, 1991
 10.20*    Letter of Employment between the Company and John P. Morgridge dated
             October 17, 1988
 10.21*    Letter of Employment between the Company and Donald A. LeBeau dated
             July 15, 1992
 10.22*    Letter of Employment between the Company and Frank J. Marshall dated
             March 31, 1992
 10.23*    Lease Agreement between the Company and SGA Development Partnership,
             Ltd., dated February 19, 1993, for the Company's site in San Jose,
             California
 10.24*    Lease Agreement between the Company and Sumitomo Bank Leasing and
             Finance, Inc., dated May 13, 1993 for the Company's facilities in
             San Jose, California
 10.25*    Lease Agreement between the Company and SGA Development Partnership,
             Ltd., dated February 19, 1993, for the Company's site in San Jose,
             California
 10.26*    Lease Agreement between the Company and the State of California
             Public Employees' Retirement System dated March 11, 1993, for the
             Company's facilities at 3100 Smoketree Court
 10.27*    Lease  Agreement between the Company and Sumitomo Bank Leasing and
             Finance,  Inc., dated July 11, 1994 for the Company's site in Wake
             County, North Carolina
 10.28*    Lease Agreement between the Company and Sumitomo Bank Leasing and
              Finance,  Inc., dated August 12, 1994 for the Company's facilities in Wake County, North Carolina

Exhibit
Number                              Exhibit Table
-------                             -------------
 10.29     Lease (Buildings "I" and "J") by and between Sumitomo Bank of New
             York Trust Company ("SBNYTC"), as trustee under that certain Trust
             Agreement dated May 22, 1995 between Sumitomo Bank Leasing and
             Finance, Inc. and SBNYTC ("SB Trust"), as Landlord, and the
             Company, as tenant, dated May 22, 1995
 10.30     First Amendment to Lease (Buildings "I" and "J") between SB Trust and the Company, dated July 18, 1995
 10.31     Lease (Buildings "K" and "L") by and between SB Trust and the
             Company, dated May 22, 1995
 10.32     First Amendment to Lease (Buildings "K" and "L") between SB Trust and the Company, dated July 18, 1995
 10.33     Lease (Improvements Phase "C") by and between SB Trust and the
             Company, dated May 22, 1995
 10.34     First Amendment to Lease (Improvements Phase "C") between SB Trust and the Company, dated July 18, 1995
 10.35     Ground Lease (Parcel 2 and Lot 54) by and between Irish Leasing
             Corporation ("Irish"), as Landlord, and the Company, as Tenant,
             dated February 28, 1995 for the Company's site in San Jose,
             California
 10.36     First Amendment to Lease (Parcel 2 and Lot 54) by and between Irish and the Company dated as of May 1, 1995
 10.37     Second Amendment to Lease (Parcel 2 and Lot 54) by and between Irish and the Company dated as of May 22, 1995
 10.38     Ground Lease (Lots 58 and 59) by and between Irish and the Company dated February 28, 1995 for the Company's site in San Jose,
             California
 10.39     First Amendment to Lease (Lots 58 and 59) by and between Irish and the Company dated as of May 1, 1995
 10.40     Second Amendment to Lease (Lots 58 and 59) by and between Irish and the Company dated as of May 22, 1995
 10.41     Ground Lease (Tasman Phase C) by and between Irish and the Company dated April 12, 1995 for the Company's site in San Jose, California
 10.42     First Amendment to Lease (Tasman Phase C) by and between Irish and the Company dated as of May 1, 1995
 10.43     Second Amendment to Lease (Tasman Phase C) by and between Irish and the Company dated as of May 22, 1995
 10.44     Credit Agreement  between the Company, the Banks Listed Herein,
             Bank of America National Trust and Savings Association, as
             Administrative Agent, Morgan Guaranty Trust Company of New York, as
             Documentation Agent and Bank of America National Trust and Savings
             Association, as Issuing Bank dated as of May 22, 1995
 11.01     Statement Regarding Computation of Net Income Per Share
 21.01     Subsidiaries of the Company
 23.02     Consent of Independent Accountants
 27        Financial Data Schedule

(b) The following financial statement schedules are filed herewith

Schedule
--------
   II            Valuation and qualifying accounts

--------------
   *         Previously filed with registrant's registration statements (File
             #33-32778)

  **         Previously filed with registrant's Form 8-K dated October 8, 1993

   +         Previously filed with registrant's Form 8-K dated December 9, 1994

  ++         Previously filed with registrant's Form 8-K dated January 25, 1995

   #         Previously filed with registrant's Form 8-K dated August 19, 1994

  ##         Previously filed with registrant's Proxy statement dated October 2,
             1995