Form 10-Q
period 1995-10-29
CISCO SYSTEMS INC
filed 1995-12-12
CIK 858877

                                   FORM 10-Q



(Mark one)

/X/    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                For the quarterly period ended OCTOBER 29, 1995

                                       OR

/ /   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

        For the transition                     to
           period from     -------------------    -------------------

                         Commission file number 0-18225


                              CISCO SYSTEMS, INC.
             (Exact name of registrant as specified in its charter)

          California                                           77-0059951
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                           Identification Number)


                             170 West Tasman Drive
                          San Jose, California  95134
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

As of December 4, 1995, 276,252,134 shares of the Registrant's common stock were outstanding.

                              CISCO SYSTEMS, INC.

                FORM 10-Q FOR THE QUARTER ENDED OCTOBER 29, 1995


                                     INDEX

                                                                                                                Page
                 Facing sheet                                                                                    1

                 Index                                                                                           2

Part I.          Financial information

Item 1.          a) Consolidated balance sheets at October 29, 1995 and July 30, 1995
                                                                                                                 3
                 b) Consolidated statements of operations for the three month periods ended October
                    29, 1995 and October 30, 1994
                                                                                                                 4
                 c) Consolidated statements of cash flows for the three month periods ended October
                    29, 1995 and October 30, 1994                                                                5

                 d) Notes to consolidated financial statements                                                   6

Item 2.          Management's discussion and analysis of financial
                 condition and results of operations                                                             8


Part II.         Other information                                                                              13

                 Signature                                                                                      14


Exhibits         Exhibit 11.01, Computation of net income per share                                             15

                 Exhibit 27, Financial Data Schedule                                                            16

              ITEM 1.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                              CISCO SYSTEMS, INC.

                          CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                                                       October 29,          July 30,
                                                                                          1995                1995
                                                                                       -----------         ----------
                                                                                       (Unaudited)
                                       ASSETS
Current assets:
   Cash and equivalents                                                                $  187,521          $  204,846
   Short-term investments                                                                 410,747             234,681
   Accounts receivable, net of allowance for doubtful
     accounts of $12,784 at October 29, 1995 and
     $13,305 at July 30, 1995                                                             438,480             384,242
   Inventories                                                                            129,350              71,160
   Deferred income taxes                                                                   78,304              75,297
   Prepaid expenses and other current assets                                               45,908              25,743
                                                                                       ----------          ----------
          Total current assets                                                          1,290,310             995,969

Investments                                                                               462,490             403,855
Restricted investments                                                                    187,560             173,073
Property and equipment, net                                                               157,884             136,635
Other assets                                                                               49,642              47,747
                                                                                       ----------          ----------
          Total assets                                                                 $2,147,886          $1,757,279
                                                                                       ==========          ==========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                                                    $   88,952          $   45,205
   Income taxes payable                                                                   135,846              71,583
   Accrued payroll and related expenses                                                   103,858              84,695
   Other accrued liabilities                                                              148,105             136,273
                                                                                       ----------          ----------
          Total current liabilities
                                                                                          476,761             337,756

Minority interest                                                                          40,819              40,792

Shareholders' equity:
   Preferred stock, no par value, 5,000 shares authorized:
   none issued or outstanding at October 29, 1995
     and July 30, 1995
   Common stock, no par value, 320,000 shares authorized:
     276,365 shares issued and outstanding at
     October 29, 1995 and 272,246 at July 30, 1995                                        446,394             362,292
   Retained earnings                                                                    1,121,484             959,657
   Unrealized gains on marketable securities                                               63,194              50,933
   Cumulative translation adjustments                                                       (766)               5,849
                                                                                       ----------          ----------
          Total shareholders' equity                                                    1,630,306           1,378,731
                                                                                       ----------          ----------
          Total liabilities and shareholders' equity                                   $2,147,886          $1,757,279
                                                                                       ==========          ==========

The accompanying notes are an integral part of these financial statements.

                              CISCO SYSTEMS, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands except per-share amounts)



                                                          Three Months Ended
                                                     -----------------------------
                                                     October 29,       October 30,
                                                        1995               1994
                                                     -----------       -----------
                                                             (Unaudited)
Net sales                                              $710,191         $392,925
Cost of sales                                           234,403          127,969
                                                       --------         --------
   Gross margin                                         475,788          264,956

Operating expenses:
  Research and development                               62,865           30,048
  Sales and marketing                                   129,011           68,322
  General and administrative                             25,736           14,915
                                                       --------         --------
    Total operating expenses                            217,612          113,285
                                                       --------         --------

Operating income                                        258,176          151,671

Interest and other income, net                           11,819            7,636
                                                       --------         --------
Income before provision for income taxes                269,995          159,307
Provision for income taxes                              101,248           60,537
                                                       --------         --------
Net income                                             $168,747         $ 98,770
                                                       ========         ========
Net income per share                                   $    .59         $    .37
                                                       ========         ========
Shares used in per-share calculation                    286,041          269,661
                                                       ========         ========


The accompanying notes are an integral part of these financial statements.

                              CISCO SYSTEMS, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)


                                                                                Three Months Ended
                                                                            ---------------------------
                                                                            October 29,     October 30,
                                                                              1995             1994
                                                                            -----------     -----------
                                                                                    (Unaudited)
Cash flows from operating activities:
Net income                                                                  $ 168,747        $  98,770

Adjustments to reconcile net income to net cash provided by operating activities:
   Depreciation and amortization                                               18,749           11,425
   Deferred income taxes                                                        3,648           (6,285)
   Change in operating assets and liabilities:
      Accounts receivable                                                     (54,206)         (32,657)
      Inventories                                                             (58,190)          (3,891)
      Prepaid expenses and other current assets                               (20,165)           1,632
      Income taxes payable                                                    101,569           53,301
      Accounts payable                                                         43,649            5,160
      Accrued payroll and related expenses                                     19,050            1,251
      Other accrued liabilities                                                11,820           10,411
                                                                            ---------        ---------
         Total adjustments                                                     65,924           40,347
                                                                            ---------        ---------
            Net cash provided by operating activities                         234,671          139,117
                                                                            ---------        ---------
Cash flows from investing activities:
   Purchases of short-term investments                                       (209,254)         (68,660)
   Proceeds from sales of short-term investments                               27,056           51,375
   Maturities of short-term investments                                        30,829            2,185
   Purchases of investments                                                  (119,965)         (97,022)
   Proceeds from sales of investments                                          47,456           42,532
   Purchases of restricted investments                                        (29,306)
   Proceeds from sales of restricted investments                               10,031
   Maturities of restricted investments                                         5,418
   Acquisition of property and equipment                                      (38,411)         (25,278)
   Other                                                                        2,881            7,350
                                                                            ---------        ---------
      Net cash used by investing activities                                  (273,265)         (87,518)
                                                                            ---------        ---------
Cash flows from financing activities:
   Issuance of common stock                                                    27,884            4,701
   Repurchase of common stock                                                                  (10,201)
   Proceeds from sale of subsidiary stock                                                       40,548
   Other                                                                       (6,615)             526
                                                                            ---------        ---------
      Net cash provided by financing activities                                21,269           35,574
                                                                            ---------        ---------
Net (decrease) increase in cash and equivalents                               (17,325)          87,173
Cash and equivalents, beginning of period                                     204,846           53,567
                                                                            ---------        ---------
Cash and equivalents, end of period                                         $ 187,521        $ 140,740
                                                                            =========        =========



The accompanying notes are an integral part of these financial statements.

                              CISCO SYSTEMS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Fiscal Year

The Company's fiscal year is the 52 or 53 weeks ending on the last Sunday in July. Fiscal years 1996 and 1995 are both 52 week years.

Basis of Presentation

The consolidated balance sheet as of October 29, 1995, and the consolidated statements of operations and cash flows for the periods ended October 29, 1995 and October 30, 1994, have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended July 30, 1995.

In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows for the three month periods ended October 29, 1995 and October 30, 1994, have been made. The results of operations for the period ended October 29, 1995 are not necessarily indicative of the operating results for the full year.

The July 30, 1995 balance sheet was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

Computation of Net Income Per Share

Net income per common share is computed using the weighted average number of common and dilutive common equivalent shares outstanding during the period. Dilutive common equivalent shares consist of stock options.

Recent Accounting Pronouncements

During October 1995, the Financial Accounting Standards Board issued Statement No. 123 (SFAS No. 123), "Accounting for Stock-Based Compensation." This standard, which establishes a fair value based method of accounting for stock-based compensation plans, also permits an election to continue following the requirements of APB Opinion No. 25, "Accounting for Stock Issued to Employees" with disclosures of pro forma net income and earnings per share under the new method. The Company is reviewing the implications of SFAS No. 123 and evaluating the effect, if any, on the financial condition and results of operations of the Company. SFAS No. 123 will be effective for the Company's fiscal year 1997.

2. BUSINESS COMBINATIONS

In September 1995, the Company acquired Combinet Inc. ("Combinet"), a privately held manufacturer of remote access networking products. The Company issued approximately 1,750,000 shares of common stock for all the outstanding stock of Combinet in a transaction accounted for as a pooling of interests. In addition, the Company assumed options and warrants to purchase Combinet stock that remain outstanding as options to purchase approximately 220,000 shares of the Company's common stock. The historical operations of Combinet are not material to the Company's consolidated operations and financial position, therefore the Company's financial statements have not been restated.

Additionally, in September 1995, the Company acquired Internet Junction, Inc., a developer of Internet gateway software that connects desktop users with the Internet. The Company issued 81,000 shares of stock for the net assets of Internet Junction in a transaction accounted for as a purchase. Accordingly, the results of operations of the acquired business and the fair market values of the acquired assets and liabilities were included in the Company's financial statements as of the acquisition date. Amounts allocated to goodwill will be amortized on a straight-line basis over a four year period. A pro forma summary is not presented as the historical operations of Internet Junction are not material to the Company's consolidated operations and financial position.


3. BALANCE SHEET DETAIL
          (In thousands)

      Inventories:                               October 29,            July 30,
                                                   1995                  1995
                                                 -----------           ---------
                                                (Unaudited)
        Raw materials                            $  64,988             $  33,555
        Work in process                             33,959                16,913
        Finished goods                              16,335                 9,373
        Demonstration systems                       14,068                11,319
                                                 ---------             ---------
                                                 $ 129,350             $  71,160
                                                 =========             =========

4. INCOME TAXES

The Company paid income taxes of $3.4 million for the quarter ended October 29, 1995 and $14.1 million for the quarter ended October 30, 1994. The Company's income taxes currently payable for both federal and state purposes have been reduced by the tax benefit from stock option transactions. This benefit totaled $37.3 million in the first quarter of 1996, and was credited directly to shareholders' equity.

5. SUBSEQUENT EVENTS

In November 1995, the Company acquired Grand Junction Networks, Inc. ("Grand Junction") a privately held manufacturer of Fast Ethernet (100BaseT) and Ethernet desktop switching products. Under the terms of the agreement, the Company issued approximately 4,590,000 shares of common stock for all the outstanding stock of Grand Junction in a transaction accounted for as a pooling of interests. The Company also assumed options to purchase Grand Junction stock that remain outstanding as options to purchase approximately 410,000 shares of the Company's common stock. The historical operations of Grand Junction are not material to the Company's consolidated operations and financial position.

Additionally, in December 1995, the Company acquired Network Translation, Inc. in a transaction accounted for as a pooling of interests. Network Translation develops and sells address translation and firewall products for use in accessing the Internet. Financial terms of the transaction are not material to the Company's consolidated operations and financial position.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Net sales grew from $392.9 million in the first quarter of 1995 to $710.2 million in the first quarter of 1996. The 80.7% increase in net sales between the two periods was primarily a result of increasing unit sales of the Cisco 4500 and the Cisco 2500 product family, and also reflects the market acceptance of new LAN switching products such as the Catalyst 5000. These increases were partially offset by decreasing unit sales of the Company's older product lines, consisting of the AGS+ and Cisco 4000. Sales to international customers increased from 38.7% of net sales in the first quarter of 1995, to 47.9% for the first quarter of 1996. This increase reflects the Company's continued expansion into new geographic markets and growth in existing European markets.

Gross margins decreased from 67.4% in the first quarter of 1995 to 67.0% in the first quarter of 1996. Gross margins were affected by several factors, including higher material costs as a result of certain component shortages and the continued shift in revenue mix to the Company's lower margin products consisting primarily of products in the Company's Access and Workgroup business units. The Company expects this trend of decreasing gross margins to continue in the future, although quarterly fluctuations may occur due to certain factors such as component availability, mix of products sold, manufacturing efficiencies, and warranty costs.

Research and development expenses increased $32.8 million from the first quarter of 1995 to the first quarter of 1996, which represents an increase from 7.6% to 8.9% of net sales. The increase reflects the Company's continued commitment to develop new technologies internally, including the further development of its CiscoFusion architecture; as well as the acquisition of technologies to bring a broad range of innovative products to market in a timely fashion. A significant portion of the increase was due to the addition of new personnel, primarily from hiring and to a lesser extent through acquisitions, as well as higher material costs for prototypes and depreciation on new equipment. All of the Company's research and development costs are expensed as incurred.

Sales and marketing expenses increased $60.7 million between the first quarters of 1995 and 1996, an increase from 17.4% to 18.2% of net sales. The increases in these expenses resulted from an increase in the size of the Company's direct sales force and related commissions, additional marketing programs to support the launch of new products, the entry into new markets, both domestic and international, and expanding distribution channels.

General and administrative expenses rose $10.8 million between the first quarters of 1995 and 1996, but decreased from 3.8% to 3.6% of net sales. The dollar increase in these expenses was due primarily to increased personnel costs as well as to the amortization of goodwill associated with the acquisition of LightStream Corporation in fiscal year 1995. The percentage decline reflects continued net sales growth and management controls over discretionary spending.

During October 1995, the Financial Accounting Standards Board issued Statement No. 123 (SFAS No. 123), "Accounting for Stock-Based Compensation." This standard, which establishes a fair value based method of accounting for stock-based compensation plans, also permits an election to continue following the requirements of APB Opinion No. 25, "Accounting for Stock Issued to Employees" with disclosures of pro forma net income and earnings per share under the new method. The Company is reviewing the implications of SFAS No. 123 and evaluating the effect, if any, on the financial condition and results of operations of the Company. SFAS No. 123 will be effective for the Company's fiscal year 1997.

Future Growth Subject to Risks

The Company's operating performance each quarter is subject to various risks and uncertainties as discussed in the the Company's Annual Report on Form 10-K for 1995. This Report on Form 10-Q should be read in conjunction with such Annual Report, particularly "Other Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained therein. The Company's growth is dependent upon market growth and its ability to enhance its existing products and introduce new products on a timely basis. The Company must also maintain its ability to manage any such growth effectively. Failure to manage growth effectively could materially and adversely affect the Company's business and operating results. The Company's growth and ability to meet customer demand also depend, in part, on its ability to have stable supplies of parts from its suppliers. Many of these parts, particularly semiconductor parts, have been and may continue to be in short supply. An inability to obtain these parts could have a material and adverse affect on the Company's growth.

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

The Company also expects that gross margins may be adversely affected by increases in material or labor costs, heightened price competition, and by changes in channels of distribution or in the mix of products sold. In particular, the Company broadened its product line by introducing its first network access product in August 1992. Since that time, sales of these products, which are generally lower-priced and carry lower gross margins than the Company's core products, have increased more rapidly than the sales of the core products. The introduction of the CiscoPro product line during the first quarter of fiscal year 1996 may accelerate this trend.

The Company also expects that its operating margins may decrease as it continues to hire additional personnel and to increase other operating expenses to support its business. The results of operations for the first quarter of 1996 are not necessarily indicative of results to be expected in future periods, and the Company's operating results may be subject to quarterly fluctuations as a result of a number of factors. These factors include the integration of people, operations, and products from acquired businesses and technologies; increased competition, which the Company expects; the introduction and market acceptance of new products, including high-speed switching and ATM technologies; variations in sales channels, product costs, or mix of products sold; the timing of orders and manufacturing lead times; and changes in general economic conditions, any of which could have an adverse impact on operations and financial results.

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

LIQUIDITY AND CAPITAL RESOURCES

Cash, short-term investments, and investments increased by $217.4 million from July 30, 1995 to October 29, 1995, primarily as a result of cash generated by operations and to a lesser extent through the exercise of employee stock options. This increase was partially offset by capital expenditures of approximately $38.4 million during this time.

Accounts receivable increased 14.1% from July 30, 1995 to October 29, 1995, primarily as a result of higher sales levels. Days sales outstanding in receivables remained constant at 56 days as of October 29, 1995 and July 30, 1995. Inventories increased 81.8% between July 30, 1995 and October 29, 1995 which was a planned investment necessary to support the higher sales volumes and desired manufacturing lead times. Additionally, strategic purchases of certain components in short supply contributed to the increase. As a result, inventory turnover on an annualized basis decreased from 13.1 turns at July 30, 1995 to 9.4 turns at October 29, 1995.

Accounts payable increased 96.8% from July 30, 1995 to October 29, 1995 because of increases in capital expenditures, operating expenses, and material purchases to support the growth in net sales. The 22.6% increase in accrued payroll and related expenses can be attributed to an increase in personnel during the three month period. Other accrued liabilities increased by 8.7%, primarily due to increases in deferred service contracts.

At October 29, 1995, the Company had a line of credit totaling $100.0 million, which expires April 1998. There have been no borrowings under this agreement.

The Company has entered into certain lease arrangements in San Jose, California, and Research Triangle Park, North Carolina, where it has established its headquarters operations and certain research and development and customer support activities, respectively. In connection with these transactions, the Company pledged $187.6 million of its investments as collateral for certain obligations of the leases. The restricted investments balance will continue to increase as the Company phases in operations at these lease sites.

Under the Company's ongoing stock repurchase program, shares are purchased periodically to meet employee stock plan requirements. During the quarter ended October 29, 1995, the Company did not purchase any shares. As of October 29, 1995, the Company was authorized to repurchase up to an additional 4.9 million shares of its common stock in the open market or through privately negotiated transactions. The Company's ability to repurchase shares has been restricted, and is expected to continue to be restricted from time to time by virtue of business combinations and limitations imposed under pooling-of-interests accounting.

The Company's management believes that its current cash and equivalents, short-term investments, line of credit, and cash generated from operations will satisfy its expected working capital and capital expenditure requirements through 1996.

                           PART II. OTHER INFORMATION



          ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

                        (a)    Exhibits
                               11.01 Computation of net income per share

                               27 Financial Data Schedule

                        (b)    Reports on Form 8-K
                               None

                                   SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        Cisco Systems, Inc.




Date:  December 11, 1995               By /s/ Larry R. Carter
                                          ------------------------------
                                        Larry R. Carter, Vice President
                                        Finance, and Chief Financial
                                        Officer (Principal Financial and
                                        Accounting Officer)