Form 10-Q
period 1996-01-28
CISCO SYSTEMS INC
filed 1996-03-13
CIK 858877

                                    FORM 10-Q


(Mark one)

[ X ]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended JANUARY 28, 1996

                                       OR

[   ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

        For the transition period from                  to
                                       ----------------    ---------------


                         Commission file number 0-18225


                               CISCO SYSTEMS, INC.
             (Exact name of registrant as specified in its charter)

              California                                77-0059951
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

                          YES     X              NO
                               -------               -------

As of March 4, 1996 565,495,276 shares of the Registrant's common stock were outstanding.

                               CISCO SYSTEMS, INC.

                FORM 10-Q FOR THE QUARTER ENDED JANUARY 28, 1996

                                      INDEX

                                                                                              Page
               Facing sheet                                                                     1

               Index                                                                            2

Part I.        Financial information

Item 1.        a) Consolidated balance sheets at January 28, 1996 and July 30, 1995             3

               b) Consolidated statements of operations for the three and six month
                  periods ended January 28, 1996 and January 29, 1995                           4

               c) Consolidated statements of cash flows for the six month periods
                  ended January 28, 1996 and January 29, 1995                                   5

               d) Notes to consolidated financial statements                                    6

Item 2.        Management's discussion and analysis of financial
               condition and results of operations                                              8

Part II.       Other information                                                               13

               Signature                                                                       14

Exhibits       Exhibit 3.01, Restated Articles of Incorporation
               Exhibit 11.01, Computation of net income per share                              15

               ITEM 1. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                               CISCO SYSTEMS, INC.

                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                                           January 28,       July 30,
                                                                              1996             1995
                                                                           -----------      ----------
                                                                           (Unaudited)
                                ASSETS

Current assets:
   Cash and equivalents                                                    $  123,823       $  204,846
   Short-term investments                                                     356,482          234,681
   Accounts receivable, net of allowance for doubtful
     accounts of $15,887 at January 28, 1996 and
     $13,305 at July 30, 1995                                                 491,223          384,242
   Inventories                                                                221,579           71,160
   Deferred income taxes                                                       90,450           75,297
   Prepaid expenses and other current assets                                   52,141           25,743
                                                                           ----------       ----------
          Total current assets                                              1,335,698          995,969

Investments                                                                   601,215          403,855
Restricted investments                                                        189,473          173,073
Property and equipment, net                                                   184,601          136,635
Other assets                                                                   54,845           47,747
                                                                           ----------       ----------
          Total assets                                                     $2,365,832       $1,757,279
                                                                           ==========       ==========


                 LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                                        $  117,513       $   45,205
   Income taxes payable                                                        97,181           71,583
   Accrued payroll and related expenses                                       113,354           84,695
   Other accrued liabilities and deferred revenue                             185,523          136,273
                                                                           ----------       ----------
          Total current liabilities                                           513,571          337,756

Minority interest                                                              40,933           40,792

Shareholders' equity:
   Preferred stock, no par value, 5,000 shares authorized:
   none issued or outstanding at January 28, 1996
     and July 30, 1995
   Common stock, no par value, 1,200,000 shares
     authorized:
     563,713 shares issued and outstanding at
     January 28, 1996 and 544,492 at July 30, 1995                            517,454          362,292
   Retained earnings                                                        1,189,618          959,657
   Unrealized gains on marketable securities                                  107,831           50,933
   Cumulative translation adjustments                                          (3,575)           5,849
                                                                           ----------       ----------
          Total shareholders' equity                                        1,811,328        1,378,731
                                                                           ----------       ----------
          Total liabilities and shareholders' equity                       $2,365,832       $1,757,279
                                                                           ==========       ==========


   The accompanying notes are an integral part of these financial statements.

                               CISCO SYSTEMS, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In thousands except per-share amounts)

                                                     Three Months Ended          Six Month Ended
                                                   ---------------------------------------------------
                                                    Jan. 28,   Jan. 29,      Jan. 28,      Jan. 29,
                                                      1996       1995          1996          1995
                                                   ---------------------------------------------------
                                                                       (Unaudited)
Net sales                                            $826,482    $454,897     $1,536,673     $847,822
Cost of sales                                         277,597     148,204        512,000      276,173
                                                     --------    --------     ----------     --------
   Gross margin                                       548,885     306,693      1,024,673      571,649

Operating expenses:
  Research and development                             73,262      38,118        136,127       68,166
  Sales and marketing                                 146,895      78,454        275,906      146,776
  General and administrative                           28,826      16,045         54,562       30,960
  Purchased research and development                               95,760                      95,760
                                                     --------    --------     ----------     --------
    Total operating expenses                          248,983     228,377        466,595      341,662
                                                     --------    --------     ----------     --------

Operating income                                      299,902      78,316        558,078      229,987

Interest and other income, net                         14,258       7,950         26,077       15,586
                                                     --------    --------     ----------     --------

Income before provision for income taxes              314,160      86,266        584,155      245,573
Provision for income taxes                            117,810      32,781        219,058       93,318
                                                     --------    --------     ----------     --------

Net income                                           $196,350    $ 53,485     $  365,097     $152,255
                                                     ========    ========     ==========     ========

Net income per share                                 $    .34    $    .10     $      .63     $    .28
                                                     ========    ========     ==========     ========

Shares used in per-share calculation                  585,293     557,245        579,137      548,284
                                                     ========    ========     ==========     ========

The accompanying notes are an integral part of these financial statements.

                               CISCO SYSTEMS, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                        Six Months Ended
                                                                 ------------------------------
                                                                  January 28,      January 29,
                                                                     1996             1995
                                                                 -------------    -------------
                                                                          (Unaudited)
Cash flows from operating activities:
Net income                                                       $ 365,097          $ 152,255

Adjustments to reconcile net income to net cash
provided by operating activities:
   Depreciation and amortization                                    37,127             25,733
   Deferred income taxes                                           (18,692)           (45,991)
   Change in operating assets and liabilities:
      Accounts receivable                                         (106,949)           (55,531)
      Inventories                                                 (150,419)           (26,973)
      Prepaid expenses and other current assets                    (26,398)              (123)
      Income taxes payable                                         102,519             16,803
      Accounts payable                                              72,210             36,110
      Accrued payroll and related expenses                          28,546              9,304
      Other accrued liabilities                                     30,482             20,076
                                                                 ---------          ---------
         Total adjustments                                         (31,574)           (20,592)
                                                                 ---------          ---------
            Net cash provided by operating activities              333,523            131,663
                                                                 ---------          ---------
Cash flows from investing activities:
   Purchases of short-term investments                            (312,084)          (157,052)
   Proceeds from sales of short-term investments                   105,620             55,738
   Maturities of short-term investments                            136,355             76,006
   Purchases of investments                                       (291,709)          (138,019)
   Proceeds from sales of investments                              130,404            104,575
   Purchases of restricted investments                             (72,348)
   Proceeds from sales of restricted investments                    42,564
   Maturities of restricted investments                             15,601
   Acquisition of property and equipment                           (82,049)           (55,484)
   Acquisition of business, net of cash acquired and
      purchased research and development                                              (17,920)
   Other                                                            (9,437)            18,509
                                                                 ---------          ---------
      Net cash used by investing activities                       (337,083)          (113,647)
                                                                 ---------          ---------

Cash flows from financing activities:
   Issuance of common stock                                         44,695             12,995
   Repurchase of common stock                                     (112,734)           (30,547)
   Proceeds from sale of subsidiary stock                                              40,548
   Other                                                            (9,424)              (338)
                                                                 ---------          ---------
      Net cash (used in) provided by financing
        activities                                                 (77,463)            22,658
                                                                 ---------          ---------

Net (decrease) increase in cash and equivalents                    (81,023)            40,674
Cash and equivalents, beginning of period                          204,846             53,567
                                                                 ---------          ---------
Cash and equivalents, end of period                              $ 123,823          $  94,241
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

Basis of Presentation

The consolidated balance sheet as of January 28, 1996, and the consolidated statements of operations and cash flows for the periods ended January 28, 1996 and January 29, 1995, have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended July 30, 1995.

In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows for the three and six month periods ended January 28, 1996 and January 29, 1995, have been made. The results of operations for the period ended January 28, 1996 are not necessarily indicative of the operating results for the full year.

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

2. BUSINESS COMBINATIONS

In September 1995, the Company acquired Combinet Inc. ("Combinet"), a privately held manufacturer of remote access networking products. The Company issued approximately 3,500,000 shares of common stock for all the outstanding stock of Combinet in a transaction accounted for as a pooling of interests. In addition, the Company assumed options and warrants to purchase Combinet stock that remain outstanding as options to purchase approximately 407,000 shares of the Company's common stock. The historical operations of Combinet are not material to the Company's consolidated operations and financial position individually and when aggregated with previous acquisitions, therefore the Company's financial statements have not been restated.

Additionally, in September 1995, the Company acquired Internet Junction, Inc., a developer of Internet gateway software that connects desktop users with the Internet. The Company issued 162,000 shares of stock for the net assets of Internet Junction in a transaction accounted for as a purchase. Accordingly, the results of operations of the acquired business and the fair market values of the acquired assets and liabilities were included in the Company's financial statements as of the acquisition date. Amounts allocated to goodwill will be amortized on a straight-line basis over a four year period. A pro forma summary is not presented as the historical operations of Internet Junction are not material to the Company's consolidated operations and financial position.

In November 1995, the Company acquired Grand Junction Networks, Inc. ("Grand Junction") a privately held manufacturer of Fast Ethernet (100BaseT) and Ethernet desktop switching products. Under the terms of the agreement, the Company issued approximately 9,180,000 shares of common stock for all the outstanding stock of Grand Junction in a transaction accounted for as a pooling of interests. The Company also assumed options to purchase Grand Junction stock that remain outstanding as options to purchase approximately 737,000 shares of the Company's common stock. The historical operations of Grand Junction are not material to the Company's consolidated operations and financial position.

In December 1995, the Company acquired Network Translation, Inc. ("NTI") in a transaction accounted for as a pooling of interests. NTI develops and sells address translation and firewall products for use in accessing the Internet. Financial terms of the transaction are not material to the Company's consolidated operations and financial position. The historical operations of NTI are not material to the Company's consolidated operations and financial position individually and when aggregated with previous acquisitions, therefore the Company's financial statements have not been restated.

On January 23, 1996, the Company announced the signing of an agreement to acquire TGV Software Inc ("TGV"). Under the terms of the agreement, two (2) shares of the Company's common stock will be exchanged for every five (5) outstanding shares of TGV common stock in a transaction to be accounted for as a pooling of interests. The agreement is subject to receipt of certain government approvals and approval by TGV shareholders and is expected to be consummated in March 1996.

3. SHAREHOLDER'S EQUITY

A two-for-one stock split of the Company's common stock was approved by the Board of Directors on January 23, 1996 payable to shareholders of record on February 2, 1996 and was effective February 16, 1996. Share and per-share data for all periods presented have been adjusted to give effect to the two-for-one stock split.

4. BALANCE SHEET DETAIL
     (In thousands)

         Inventories:                   January 28,          July 30,
                                            1996               1995
                                        -----------          --------
                                        (Unaudited)
           Raw materials                 $123,271            $33,555
           Work in process                 56,136             16,913
           Finished goods                  25,233              9,373
           Demonstration systems           16,939             11,319
                                         --------            -------
                                         $221,579            $71,160
                                         ========            =======


5. INCOME TAXES

The Company paid income taxes of $135.3 million for the six months ended January 28, 1996 and $ 122.9 million for the six months ended January 29, 1995. The Company's income taxes currently payable for both federal and state purposes have been reduced by the tax benefit from stock option transactions. This benefit totaled $76.9 million in the first six months of 1996, and was credited directly to shareholders' equity.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Net sales grew from $454.9 million in the second quarter of 1995 to $826.5 million in the second quarter of 1996. Net sales for the first half of 1995 were $847.8 million, compared to $1,536.7 million in the first half of 1996. The 81.7% increase in net sales between the two three month periods and the 81.2% increase in net sales between the two six month periods was primarily the result of increasing unit sales of the Cisco 2500 product family, the Cisco 4500, and also reflects the market acceptance of new LAN switching products such as the Catalyst 5000 and also high end routers, primarily the Cisco 7500 product family. These increases were partially offset by decreasing unit sales of the Company's older product lines, consisting of the AGS+ and Cisco 4000, as well as lower average selling prices for the Cisco 7000. Sales to international customers increased from 42.8% of net sales in the second quarter of 1995, to 51.6% for the second quarter of 1996. International sales in the first six months of 1996 were 49.9% of net sales compared with 41.0% of net sales for the same period in 1995. These increases reflect the Company's continued expansion into new geographic markets and growth in existing European and Asian markets. Sales growth between the first and second quarters of fiscal 1996 in Asia exceeded the growth in other international areas.

Gross margins decreased from 67.4% in both the second quarter and the first six months of 1995 to 66.4% and 66.7% for the second quarter and the first six months of 1996, respectively. Gross margins were affected by several factors, including higher material costs as a result of certain component shortages and the continued shift in revenue mix to the Company's lower margin products consisting primarily of products in the Company's Access and Workgroup business units. The Company expects this trend of decreasing gross margins to continue in the future, although quarterly fluctuations may occur due to certain factors such as component availability, mix of products sold, manufacturing efficiencies, software content, and warranty costs.

Research and development expenses increased $35.1 million from the second quarter of 1995 to the second quarter of 1996, and increased $68.0 million between the first six months of 1995 and the first six months of 1996. This represents an increase from 8.4% to 8.9% of net sales in the quarter to quarter period and from 8.0% to 8.9% of net sales for the first six months of each fiscal year. The increase reflects the Company's continued commitment to develop new technologies internally, including the further development of its CiscoFusion architecture; as well as the acquisition of technologies to bring a broad range of innovative products to market in a timely fashion. A significant portion of the increase was due to the addition of new personnel, primarily from hiring and to a lesser extent through acquisitions, as well as higher material costs for prototypes and depreciation on new equipment. All of the Company's research and development costs are expensed as incurred.

Sales and marketing expenses increased $68.4 million between the second quarters of 1995 and 1996, and $129.1 million from the first six months of 1995 to the same period of 1996. This represents increases from 17.2% to 17.8% of net sales in the quarter to quarter period and from 17.3% to 18.0% of net sales for the first six months of each fiscal year. The increases in these expenses resulted from an increase in the size of the Company's direct sales force and related commissions, additional marketing programs to support the launch of new products, the entry into new markets, both domestic and international, and expanding distribution channels.

General and administrative expenses rose $12.8 million between the second quarters of 1995 and 1996, but remained at 3.5% of net sales for each period. These expenses increased $23.6 million from the first half of 1995 to the first half of 1996, representing a slight decrease from 3.7% to 3.6% of net sales for the comparable six month periods. The dollar increase in these expenses was due primarily to increased personnel costs, costs associated with the structuring and integration of the Company's various acquisitions (see note 2), as well as to the amortization of goodwill associated with the acquisition of LightStream Corporation in fiscal year 1995.

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

Future Growth Subject to Risks

The Company's operating performance each quarter is subject to various risks and uncertainties as discussed in the Company's Annual Report on Form 10-K for 1995. This Report on Form 10-Q should be read in conjunction with such Annual Report, particularly "Other Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained therein. The Company's growth is dependent upon market growth and its ability to enhance its existing products and introduce new products on a timely basis. The Company must also maintain its ability to manage any such growth effectively. Failure to manage growth effectively could materially and adversely affect the Company's business and operating results. The Company's growth and ability to meet customer demand also depend, in part, on its ability to obtain timely supplies of parts from its vendors. While lead times for commodity components have improved recently, some components, particularly proprietary ASIC's and other networking specific components, continue to be in short supply. An inability to obtain these items at reasonable prices could have a material and adverse effect on the Company's growth.

Each year with the exception of fiscal year 1995 and fiscal year 1996 to date, the Company generally has had one quarter of a fiscal year when backlog has been reduced. Traditionally, it has been the third quarter. While such a reduction did not occur in the past 18 months, such reductions are extremely difficult to predict and may occur in the future. In addition, in response to customer demand, the Company has, from time to time, reduced its product manufacturing lead times and its backlog of orders. To the extent that backlog is reduced during any particular period, it would result in more variability and less predictability in the Company's quarter-to-quarter net sales and operating results. Recently, however, the Company's backlog has been increasing. Resulting lead times for certain parts of its business have seen a corresponding increase. In particular, in the quarter ended January 28, 1996, backlog of orders increased. If manufacturing lead times are not reduced, the Company's customers may cancel, or not place, orders if shorter lead times are available from other manufacturers.

The Company expects that gross margins may be adversely affected by increases in material or labor costs, heightened price competition, changes in channels of distribution or in the mix of products sold. In particular, the Company broadened its product line by introducing its first network access product in August 1992. Since that time, sales of these products, which are generally lower-priced and carry lower gross margins than the Company's core products, have increased more rapidly than the sales of the core products. The introduction of the CiscoPro product line during the first quarter of fiscal year 1996, as well as the increasing growth rates experienced in the switching markets, may accelerate this trend.

The Company also expects that its operating margins may decrease as it continues to hire additional personnel and increases other operating expenses to support its business. The results of operations for the first six months of 1996 are not necessarily indicative of results to be expected in future periods, and the Company's operating results may be subject to quarterly fluctuations as a result of a number of factors. These factors include the integration of people, operations, and products from acquired businesses and technologies; increased competition, which the Company expects; the introduction and market acceptance of new products, including high-speed switching and ATM technologies; variations in sales channels, product costs, or mix of products sold; the timing of orders and manufacturing lead times; and changes in general economic conditions, any of which could have an adverse impact on operations and financial results.

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

LIQUIDITY AND CAPITAL RESOURCES

Cash, short-term investments, and investments increased by $238.1 million from July 30, 1995 to January 28, 1996, primarily as a result of cash generated by operations and to a lesser extent through the exercise of employee stock options. This increase was partially offset by capital expenditures of approximately $82.0 million and by the repurchase of $112.7 million of common stock during this time.

Accounts receivable increased 27.8% from July 30, 1995 to January 28, 1996, primarily as a result of higher sales levels. Days sales outstanding in receivables improved from 56 days at July 30, 1995 to 54 days at January 28, 1996. Inventories increased 211.4% between July 30, 1995 and January 28, 1996 which was a planned investment necessary to support the higher sales volumes and desired manufacturing lead times. Additionally, strategic purchases of certain components in short supply contributed to the increase. As a result, inventory turnover on an annualized basis decreased from 11.7 turns at July 30, 1995 to
7.0 turns at January 28, 1996.

Accounts payable increased 160.0% from July 30, 1995 to January 28, 1996 because of increases in capital expenditures, operating expenses, and material purchases to support the growth in net sales. The 33.8% increase in accrued payroll and related expenses can be attributed to an increase in personnel during the six month period. Other accrued liabilities increased by 36.1%, primarily due to increases in deferred service contracts.

At January 28, 1996, the Company had a line of credit totaling $100.0 million, which expires April 1998. There have been no borrowings under this agreement.

The Company has entered into certain lease arrangements in San Jose, California, and Research Triangle Park, North Carolina, where it has established its headquarters operations and certain research and development and customer support activities, respectively. In connection with these transactions, the Company pledged $189.5 million of its investments as collateral for certain obligations of the leases. The restricted investments balance will continue to increase as the Company phases in operations at these lease sites.

Under the Company's ongoing stock repurchase program, shares are purchased periodically to meet employee stock plan requirements. During the six months ended January 28, 1996, the Company purchased and retired approximately 3.0 million shares for an aggregate price of $112.7 million. As of January 28, 1996, the Company was authorized to repurchase up to an additional 6.8 million shares of its common stock in the open market or through privately negotiated transactions. The Company's ability to repurchase shares has been restricted, and is expected to continue to be restricted from time to time by virtue of business combinations and limitations imposed under pooling-of-interests accounting.

The Company's management believes that its current cash and equivalents, short-term investments, line of credit, and cash generated from operations will satisfy its expected working capital and capital expenditure requirements through 1996.

                           PART II. OTHER INFORMATION


ITEM 2. CHANGES IN SECURITIES

A two-for-one stock split of the Company's common stock was approved by the Board of Directors on January 23, 1996 payable to shareholders of record on February 2, 1996 and declared effective February 16, 1996. Share and per-share data for all periods presented have been adjusted to give effect to the two-for-one stock split.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company's annual meeting of shareholders was held on November 14, 1995. The following actions were taken at this meeting:

                                           Affirmative      Negative          Votes        Broker
                                              Votes           Votes         Withheld      Non-Votes
                                              -----           -----         --------      ---------
    a.  Election of Directors

         John T. Chambers                  485,616,808          -            851,212         -
         Michael S. Frankel                485,694,760          -            773,260         -
         James F. Gibbons                  485,654,666          -            813,354         -
         John P. Morgridge                 485,679,768          -            788,252         -
         Robert L. Puette                  485,637,432          -            830,588         -
         Masayoshi Son                     485,626,530          -            841,490         -
         Donald T. Valentine               485,599,588          -            868,432         -

    b.   Amendment to the 1987
         stock option plan.                375,774,922      47,167,788     2,097,862      61,427,448

    c.   Ratification of Coopers &
         Lybrand L.L.P. as
         auditors.                         485,476,444         500,696       490,880         -

    d.   Amendment to the Company's
         Restated Articles of
         Incorporation                     463,522,528      21,998,284       947,208

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a)    Exhibits
               3.01   The Company's Restated Articles of Incorporation as
                      currently in effect
               11.01  Computation of net income per share
               27     Financial Data Schedule

        (b)    Reports on Form 8-K
               The Company filed two reports on Form 8-K during the quarter ended January 28, 1996. Both of the filings were on December 6, 1995. The items reported on were the acquisitions of Combinet, Inc. and Grand Junction Networks, Inc.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             Cisco Systems, Inc.

Date:  March 11, 1996

                                             By /s/ LARRY R. CARTER
                                                --------------------------------
                                                Larry R. Carter, Vice President
                                                Finance, and Chief Financial
                                                Officer (Principal Financial and
                                                Accounting Officer)