Form 10-Q
period 1996-04-28
CISCO SYSTEMS INC
filed 1996-06-12
CIK 858877

                                    FORM 10-Q

(Mark one)

[ X ]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended APRIL 28, 1996

                                       OR

[   ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

             For the transition                    to
                 period from
                                  ----------------      ----------------


                         Commission file number 0-18225

                               CISCO SYSTEMS, INC.
             (Exact name of registrant as specified in its charter)

           California                                           77-0059951
  (State or other jurisdiction of                            (I.R.S. Employer
         incorporation or                                 Identification Number)
          organization)

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


As of June 3, 1996 571,274,426 shares of the Registrant's common stock were outstanding.

                               CISCO SYSTEMS, INC.

                 FORM 10-Q FOR THE QUARTER ENDED APRIL 28, 1996

                                      INDEX

                                                                       Page

           Facing sheet                                                     1

           Index                                                            2

Part I.    Financial information

Item 1.    a) Consolidated balance sheets at April 28, 1996
              and July 30, 1995                                             3

           b) Consolidated statements of operations for the
              three and nine month periods ended April 28,
              1996 and April 30, 1995                                       4

           c) Consolidated statements of cash flows for the
              nine month periods ended April 28, 1996 and
              April 30, 1995                                                5

           d) Notes to consolidated financial statements                    6

Item 2.    Management's discussion and analysis of financial
           condition and results of operations                              8

Part II.   Other information                                               13

           Signature                                                       14

Exhibits   Exhibit 11.01, Computation of net income per share              15
           Exhibit 27, Financial Data Schedule

               ITEM 1. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                               CISCO SYSTEMS, INC.

                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                                             April 28,      July 30,
                                                                               1996           1995
                                                                            -----------   -----------
                                                                            (Unaudited)
                       ASSETS

Current assets:
   Cash and equivalents                                                     $   188,583   $   204,846
   Short-term investments                                                       479,503       234,681
   Accounts receivable, net of allowance for doubtful
     accounts of $17,997 at April 28, 1996 and
     $13,305 at July 30, 1995                                                   529,687       384,242
   Inventories                                                                  313,855        71,160
   Deferred income taxes                                                         65,279        75,297
   Prepaid expenses and other current assets                                     61,292        25,743
                                                                            -----------   -----------
          Total current assets                                                1,638,199       995,969

Investments                                                                     758,753       403,855
Restricted investments                                                          211,594       173,073
Property and equipment, net                                                     229,604       136,635
Other assets                                                                     55,527        47,747
                                                                            -----------   -----------
          Total assets                                                      $ 2,893,677   $ 1,757,279
                                                                            ===========   ===========


          LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                                         $   164,368   $    45,205
   Income taxes payable                                                         128,315        71,583
   Accrued payroll and related expenses                                         160,167        84,695
   Other accrued liabilities and deferred revenue                               204,221       136,273
                                                                            -----------   -----------
          Total current liabilities                                             657,071       337,756

Minority interest                                                                41,253        40,792

Shareholders' equity:
   Preferred stock, no par value, 5,000 shares authorized;
     none issued or outstanding at April 28, 1996
     and July 30, 1995
   Common stock, no par value, 1,200,000 shares
     authorized; 569,335 shares issued and outstanding at
     April 28, 1996 and 544,492 at July 30, 1995                                610,738       362,292
   Retained earnings                                                          1,420,311       959,657
   Unrealized gains on marketable securities                                    168,337        50,933
   Cumulative translation adjustments                                            (4,033)        5,849
                                                                            -----------   -----------
          Total shareholders' equity                                          2,195,353     1,378,731
                                                                            ------------  -----------
          Total liabilities and shareholders' equity                        $ 2,893,677   $ 1,757,279
                                                                            ===========   ===========

The accompanying notes are an integral part of these financial statements.

                               CISCO SYSTEMS, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per-share amounts)

                                                 Three Months Ended         Nine Months Ended
                                              --------------------------------------------------
                                                Apr. 28,     Apr. 30,     Apr. 28,     Apr. 30,
                                                  1996         1995         1996         1995
                                              --------------------------------------------------
                                                                   (Unaudited)

Net sales                                     $  985,147   $  509,910   $2,521,820   $1,357,732
Cost of sales                                    338,782      165,522      850,782      441,695
                                              ----------   ----------   ----------   ----------
   Gross margin                                  646,365      344,388    1,671,038      916,037

Operating expenses:

  Research and development                        89,277       43,992      225,404      112,158
  Sales and marketing                            169,817       88,868      445,723      235,644
  General and administrative                      34,886       20,652       89,448       51,612
  Purchased research and development                                                     95,760
                                              ----------   ----------   ----------   ----------
    Total operating expenses                     293,980      153,512      760,575      495,174
                                              ----------   ----------   ----------   ----------

Operating income                                 352,385      190,876      910,463      420,863

Interest and other income, net                    15,103       10,785       41,180       26,371
                                              ----------   ----------   ----------   ----------

Income before provision for income taxes         367,488      201,661      951,643      447,234
Provision for income taxes                       137,808       76,631      356,866      169,949
                                              ----------   ----------   ----------   ----------

Net income                                    $  229,680   $  125,030   $  594,777   $  277,285
                                              ==========   ==========   ==========   ==========

Net income per share                          $      .39   $      .22   $     1.02   $      .50
                                              ==========   ==========    =========   ==========

Shares used in per-share calculation             588,616      557,744      583,575      551,437
                                              ==========   ==========    =========   ==========



The accompanying notes are an integral part of these financial statements.

                               CISCO SYSTEMS, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                     Nine Months Ended
                                                               ---------------------------
                                                                 April 28,       April 30,
                                                                    1996           1995
                                                               ----------       ----------
                                                                        (Unaudited)
  Cash flows from operating activities:
  Net income                                                   $  594,777       $  277,285

  Adjustments to reconcile net income to net cash
  provided by operating activities:
     Depreciation and amortization                                 65,330           42,132
     Deferred income taxes                                        (31,450)         (54,094)
     Change in operating assets and liabilities:
        Accounts receivable                                      (145,413)        (115,157)
        Inventories                                              (242,695)         (24,884)
        Prepaid expenses and other current assets                 (35,549)          (5,605)
        Income taxes payable                                      172,246           40,927
        Accounts payable                                          119,065           33,379
        Accrued payroll and related expenses                       75,359           29,968
        Other accrued liabilities                                  51,584           35,093
                                                               ----------       ----------
           Total adjustments                                       28,477          (18,241)
                                                               ----------       ----------
              Net cash provided by operating activities           623,254          259,044
                                                               ----------       ----------

  Cash flows from investing activities:
     Purchases of short-term investments                         (429,840)        (280,725)
     Proceeds from sales of short-term investments                200,607          115,512
     Maturities of short-term investments                         200,110           85,505
     Purchases of investments                                    (574,335)        (206,581)
     Proceeds from sales of investments                           187,433          155,740
     Purchases of restricted investments                         (140,754)
     Proceeds from sales of restricted investments                 59,915
     Maturities of restricted investments                          45,515
     Acquisition of property and equipment                       (151,589)         (80,498)
     Acquisition of business, net of cash acquired and
        purchased research and development                                         (17,920)
     Other                                                         21,726           13,136
                                                                ---------      -----------
        Net cash used by investing activities                    (581,212)        (215,831)
                                                                ---------      -----------

  Cash flows from financing activities:
     Issuance of common stock                                      67,187           28,891
     Repurchase of common stock                                  (115,610)         (67,325)
     Proceeds from sale of subsidiary stock                                         40,548
     Other                                                         (9,882)           8,116
                                                                ---------      -----------
        Net cash (used in) provided by financing
           activities                                             (58,305)          10,230
                                                                ---------      -----------

  Net (decrease) increase in cash and equivalents                 (16,263)          53,443
  Cash and equivalents, beginning of period                       204,846           53,567
                                                                ---------      -----------
  Cash and equivalents, end of period                          $  188,583      $   107,010
                                                               ==========      ===========



The accompanying notes are an integral part of these financial statements.

                               CISCO SYSTEMS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Fiscal Year

The Company's fiscal year is the 52 or 53 weeks ending on the last Sunday in July. Fiscal years 1996 and 1995 are both 52 week years.

Basis of Presentation

The consolidated balance sheet as of April 28, 1996, and the consolidated statements of operations and cash flows for the periods ended April 28, 1996 and April 30, 1995 have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended July 30, 1995.

In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at April 28, 1996, and results of operations, and cash flows for the three and nine month periods ended April 28, 1996 and April 30, 1995, have been made. The results of operations for the period ended April 28, 1996 are not necessarily indicative of the operating results for the full year.

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

Recent Accounting Pronouncements

During October 1995, the Financial Accounting Standards Board issued Statement No. 123 (SFAS No. 123), "Accounting for Stock-Based Compensation." This standard, which establishes a fair value based method of accounting for stock-based compensation plans, also permits an election to continue following the requirements of APB Opinion No. 25, "Accounting for Stock Issued to Employees" with disclosures of pro forma net income and earnings per share under the new method. The Company is required to adopt SFAS No. 123 by fiscal 1997, and upon adoption will elect to continue to measure compensation cost for its employee stock compensation plans using the intrinsic value-based method of accounting prescribed by APB Opinion No. 25. Pro forma disclosure of net income and earnings per share will reflect the difference between compensation cost included in net income and the related cost measured by the fair-value based method defined in SFAS No. 123, including tax effects, that would have been recognized in the consolidated statement of operations if the fair value-based method had been used.

2. BUSINESS COMBINATIONS

In September 1995, the Company acquired Combinet Inc. ("Combinet"), a privately held manufacturer of remote access networking products. The Company issued approximately 3,500,000 shares of common stock for all the outstanding stock of Combinet in a transaction accounted for as a pooling of interests. In addition, the Company assumed options and warrants to purchase Combinet stock that remain outstanding as options to purchase approximately 327,000 shares of the Company's common stock.

Additionally, in September 1995, the Company acquired Internet Junction, Inc. ("Internet Junction"), a developer of Internet gateway software that connects desktop users with the Internet. The Company issued 162,000 shares of stock for the net assets of Internet Junction in a transaction accounted for as a purchase. Accordingly, the results of operations of the acquired business and the fair market values of the acquired assets and liabilities were included in the Company's financial statements as of the acquisition date. Amounts allocated to goodwill are being amortized on a straight-line basis over a four year period.

In November 1995, the Company acquired Grand Junction Networks, Inc. ("Grand Junction") a privately held manufacturer of Fast Ethernet (100BaseT) and Ethernet desktop switching products. Under the terms of the agreement, the Company issued approximately 9,180,000 shares of common stock for all the outstanding stock of Grand Junction in a transaction accounted for as a pooling of interests. The Company also assumed options to purchase Grand Junction stock that remain outstanding as options to purchase approximately 615,000 shares of the Company's common stock.

In December 1995, the Company acquired Network Translation, Inc. ("NTI") in a transaction accounted for as a pooling of interests. NTI develops and sells address translation and firewall products for use in accessing the Internet. Financial terms of the transaction are not material to the Company's consolidated operations and financial position.

In March 1996, the Company acquired TGV Software Inc. ("TGV"). Under the terms of the agreement, two shares of the Company's common stock were exchanged for every five outstanding shares of TGV common stock in a transaction accounted for as a pooling of interests. Approximately 2,400,000 shares of common stock were issued to acquire TGV. The Company also assumed options to purchase TGV stock that remain outstanding as options to purchase approximately 508,000 shares of the Company's common stock.

The historical operations of the above pooling transactions are not material to the Company's consolidated operations and financial position individually and when aggregated. Therefore, the Company's financial statements have not been restated. A pro forma summary is not presented for Internet Junction, a purchase acquisition, as the historical operations are not material to the Company's consolidated operations and financial position.

On April 22, 1996, the Company announced the signing of an agreement to acquire StrataCom, Inc.("StrataCom"). Under the terms of the agreement, between 1 and
1.22 shares of the Company's stock will be exchanged for each outstanding share of StrataCom common stock in a transaction to be accounted for as a pooling of interests. The exact number of shares of Cisco common stock to be exchanged will depend on the market price of Cisco shares during a specified period preceding the merger. The transaction had an approximate value of $4 billion at the date of signing. The agreement is subject to receipt of certain government approvals and approval by StrataCom shareholders and is expected to be consummated in July 1996.

3.      SHAREHOLDERS' EQUITY

A two-for-one stock split of the Company's common stock was approved by the Board of Directors on January 23, 1996 payable to shareholders of record on February 2, 1996 and was effective February 16, 1996. Share and per-share data for all periods presented have been adjusted to give effect to the two-for-one stock split.

4. BALANCE SHEET DETAIL
     (In thousands)

         Inventories:                        April 28,       July 30,
                                               1996            1995
                                            -----------    -----------
                                            (Unaudited)

           Raw materials                    $  160,905     $   33,555
           Work in process                      77,817         16,913
           Finished goods                       56,835          9,373
           Demonstration systems                18,298         11,319
                                            -----------    -----------
                                            $  313,855     $   71,160
                                            ===========    ===========

5.      INCOME TAXES

The Company paid income taxes of $225.1 million for the nine months ended April 28, 1996 and $180.3 million for the nine months ended April 30, 1995. The Company's income taxes currently payable for both federal and state purposes have been reduced by the tax benefit from employee related stock option transactions. This benefit totaled $115.5 million in the first nine months of 1996, and was credited directly to shareholders' equity.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Net sales grew from $509.9 million in the third quarter of 1995 to $985.1 million in the third quarter of 1996. Net sales for the first nine months of 1995 were $1,357.7 million, compared to $2,521.8 million in the first nine months of 1996. The 93.2% increase in net sales between the two three month periods and the 85.7% increase in net sales between the two nine month periods was primarily the result of increasing unit sales of the Cisco 2500 product family, the Cisco 4500, and also reflects the market acceptance of new LAN switching products such as the Catalyst 5000 and also high end routers, primarily the Cisco 7500 product family. These increases were partially offset by decreasing unit sales of the Company's older product lines, consisting of the AGS+, Cisco 4000, and the Cisco 7000. Sales to international customers increased from 44.5% of net sales in the third quarter of 1995, to 51.0% for the third quarter of 1996. International sales in the first nine months of 1995 were 42.3% of net sales compared with 50.3% of net sales for the same period in 1996. These increases reflect the Company's continued expansion into new geographic markets and growth in existing European and Asian markets. Sales growth between the second and third quarters of fiscal 1996 in Asia exceeded the growth in other international areas.

Gross margins decreased from 67.5% in both the third quarter and the first nine months of 1995 to 65.6% and 66.3% for the third quarter and the first nine months of 1996, respectively. Gross margins were affected by several factors, including higher material costs as a result of certain component shortages and the continued shift in revenue mix to the Company's lower margin products consisting primarily of products in the Company's Access and Workgroup business units. The Company expects this trend of decreasing gross margins to continue in the future, although quarterly fluctuations may occur due to certain factors such as component availability, mix of products sold, manufacturing efficiencies, software content, and warranty costs.

Research and development expenses increased $45.3 million from the third quarter of 1995 to the third quarter of 1996, and increased $113.2 million between the first nine months of 1995 and the first nine months of 1996. This represents an increase from 8.6% to 9.1% of net sales in the quarter to quarter period and from 8.3% to 8.9% of net sales for the first nine months of each fiscal year. The increase reflects the Company's continued commitment to develop new technologies internally, including the further development of its CiscoFusion architecture; as well as the acquisition of technologies to bring a broad range of innovative products to market in a timely fashion. A significant portion of the increase was due to the addition of new personnel, primarily from hiring and to a lesser extent through acquisitions, as well as higher material costs for prototypes and depreciation on new equipment. All of the Company's research and development costs have been expensed as incurred.

Sales and marketing expenses increased $80.9 million from the third quarter of 1995 to the third quarter of 1996, and $210.1 million from the first nine months of 1995 to the same period of 1996. This represents a slight decrease from 17.4% to 17.2% of net sales in the quarter to quarter period and an increase from 17.4% to 17.7% of net sales for the first nine months of each fiscal year. The quarter to quarter and year to date dollar increases in these expenses resulted from an increase in the size of the Company's direct sales force and related commissions, additional marketing programs to support the launch of new products such as the CiscoPro product line, the entry into new markets, both domestic and international, and expanding distribution channels.

General and administrative expenses rose $14.2 million from the third quarter of 1995 to the third quarter of 1996. This represents a decrease from 4.1% to 3.5% of net sales in the quarter to quarter period. These expenses increased $37.8 million for the first nine months of 1995 to the first nine months of 1996, representing a decrease from 3.8% to 3.5% of net sales, respectively. The dollar increase in these expenses was due primarily to increased personnel costs, costs associated with the structuring and integration of the Company's various acquisitions (see note 2), as well as to the amortization of goodwill associated with the acquisition of LightStream Corporation in fiscal year 1995. The percentage decline reflects continued net sales growth and management controls over discretionary spending.

During October 1995, the Financial Accounting Standards Board issued Statement No. 123 (SFAS No. 123), "Accounting for Stock-Based Compensation." This standard, which establishes a fair value based method of accounting for stock-based compensation plans, also permits an election to continue following the requirements of APB Opinion No. 25, "Accounting for Stock Issued to Employees" with disclosures of pro forma net income and earnings per share under the new method. The Company is required to adopt SFAS No. 123 by fiscal 1997, and upon adoption will elect to continue to measure compensation cost for its employee stock compensation plans using the intrinsic value-based method of accounting prescribed by APB Opinion No. 25. Pro forma disclosure of net income and earnings per share will reflect the difference between compensation cost included in net income and the related cost measured by the fair-value based method defined in SFAS No. 123, including tax effects, that would have been recognized in the consolidated statement of operations if the fair value-based method had been used.

Future Growth Subject to Risks

The Company's operating performance each quarter is subject to various risks and uncertainties as discussed in the Company's Annual Report on Form 10-K for 1995, and the Company's Registration Statement on Form S-4 filed on June 7, 1996. This report on Form 10-Q should be read in conjunction with such Annual Report and Form S-4, particularly "Other Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained in the Annual Report on Form 10-K and "Risk Factors" contained in Form S-4. The Company's growth is dependent upon market growth and its ability to enhance its existing products and introduce new products on a timely basis. The Company must also maintain its ability to manage any such growth effectively. In particular, this would include potential growth associated with the announced StrataCom acquisition. The Company has not completed an acquisition and integration of this size to date. This process could divert management's attention from normal day to day operations of the business. Failure to manage growth effectively and successfully integrate StrataCom could adversely affect the Company's business and operating results. The Company's growth and ability to meet customer demand also depend, in part, on its ability to obtain timely supplies of parts from its vendors. While lead times for commodity components have improved recently, some components, particularly proprietary ASIC's and other networking specific components, continue to be in short supply. An inability to obtain these items at reasonable prices could have a materially adverse effect on the Company's growth and operating results.

Each year, with the exception of fiscal year 1995 and the first three quarters of fiscal year 1996, the Company generally has had one quarter of a fiscal year when backlog has been reduced. Traditionally, it has been the third quarter. While such a reduction did not occur in the past two fiscal years, such reductions are extremely difficult to predict and may occur in the future. In addition, in response to customer demand, the Company has, from time to time, reduced its product manufacturing lead times which resulted in corresponding reductions in order backlog. To the extent that backlog levels decline during any particular period, it would result in more variability and less predictability in the Company's quarter-to-quarter net sales and operating results. Recently, however, the Company's backlog has been increasing and lead times for products most affected by the increases have seen a corresponding increase. In particular, in the quarter ended April 28, 1996, backlog of orders increased. If manufacturing lead times are not reduced, the Company's customers may cancel orders or not place further orders if shorter lead times are available from other manufacturers.

The Company expects that gross margins may be adversely affected by increases in material or labor costs, heightened price competition, changes in channels of distribution or in the mix of products sold. In particular, the Company broadened its product line by introducing its first network access product in August 1992. Since that time, sales of these products, which are generally lower-priced and carry lower gross margins than the Company's core products, have increased more rapidly than the sales of the core products. The introduction of the CiscoPro product line during the first quarter of fiscal year 1996, as well as the increasing growth rates experienced in the switching markets, may accelerate this trend. In addition, the growth in inventory in recent quarters may result in future writedowns due to obsolescence if the Company does not correctly anticipate market demand for certain products.

The Company also expects that its operating margins may decrease as it continues to hire additional personnel and increases other operating expenses to support its business. The results of operations for the first nine months of 1996 are not necessarily indicative of results to be expected in future periods, and the Company's operating results may be subject to quarterly fluctuations as a result of a number of factors. These factors include the integration of people, operations, and products from acquired businesses and technologies, especially StrataCom; increased competition, which the Company expects; the overall trend toward industry consolidation; the introduction and market acceptance of new products, including high-speed switching and ATM technologies; variations in sales channels, product costs, or mix of products sold; the timing of orders and manufacturing lead times; and changes in general economic conditions, any of which could have an adverse impact on operations and financial results.

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

LIQUIDITY AND CAPITAL RESOURCES

Cash, short-term investments, and investments increased by $583.5 million from July 30, 1995 to April 28, 1996, primarily as a result of cash generated by operations and, to a lesser extent, the exercise of employee stock options. This increase was partially offset by capital expenditures of approximately $151.6 million and by the repurchase of $115.6 million of common stock during this time.

Accounts receivable increased 37.9% from July 30, 1995 to April 28, 1996, primarily as a result of higher sales levels. Days sales outstanding in receivables improved from 56 days at July 30, 1995 to 49 days at April 28, 1996. Inventories increased 341.1% between July 30, 1995 and April 28, 1996 which was a planned investment necessary to support the higher sales volumes and desired manufacturing lead times, particularly on new products. As a result, inventory turnover on an annualized basis decreased from 13.4 turns at July 30, 1995 to
5.9 turns at April 28, 1996.

Accounts payable increased 263.6% from July 30, 1995 to April 28, 1996 because of increases in capital expenditures, operating expenses, and material purchases to support the planned growth in sales volume. The 89.1% increase in accrued payroll and related expenses can be attributed to an increase in personnel during the nine month period. Other accrued liabilities increased by 49.9%, primarily due to increases in deferred service contract revenues.

At April 28, 1996, the Company had a line of credit totaling $100.0 million, which expires April 1998. There have been no borrowings under this agreement.

The Company has entered into certain lease arrangements in San Jose, California, and Research Triangle Park, North Carolina, where it has established its headquarters operations and certain research and development and customer support activities, respectively. In connection with these transactions, the Company has pledged $211.6 million of its investments as collateral for certain obligations of the leases. The restricted investments balance will continue to increase as the Company phases in operations at these lease sites.

Under the Company's ongoing stock repurchase program, shares are purchased periodically to meet employee stock plan requirements. During the nine months ended April 28, 1996, the Company purchased and reissued in the form of stock options approximately 3.1 million shares for an aggregate price of $115.6 million. As of April 28, 1996, the Company was authorized to repurchase up to an additional 6.8 million shares of its common stock in the open market or through privately negotiated transactions. The Company's ability to repurchase shares has been restricted, and is expected to continue to be restricted from time to time by virtue of business combinations and limitations imposed under pooling-of-interests accounting.

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

                           PART II. OTHER INFORMATION

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

                  (a)      Exhibits
                           11.01    Computation of net income per share
                           27       Financial Data Schedule

                  (b)      Reports on Form 8-K
                           The Company filed two reports on Form 8-K during the quarter ended April 28, 1996. The dates of the filings were April 2, 1996 and April 26, 1996. The items reported on were the acquisition of TGV Software, Inc., and the agreement to acquire StrataCom, Inc., respectively.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            Cisco Systems, Inc.


Date: June 10, 1996

                                            By  /s/ Larry R. Carter
                                                --------------------------
                                            Larry R. Carter, Vice President
                                            Finance, and Chief Financial
                                            Officer (Principal Financial and
                                            Accounting Officer)