Form 10-K
period 1996-07-28
CISCO SYSTEMS INC
filed 1996-10-25
CIK 858877

                                    FORM 10-K

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

       (Mark one)

       [X] Annual report pursuant to Section 13 or 15(d) of the Securities
         Exchange Act of 1934

       For the fiscal year ended July 28,1996

       [ ] Transition report pursuant to Section 13 or 15(d) of the Securities
         Exchange Act of 1934

       For the transition period from ________ to ________ Commission file number 0-18225

                               CISCO SYSTEMS, INC.

             (Exact name of registrant as specified in its charter)

       California                                           77-0059951
       ----------                                           ----------
(State or other jurisdiction of                            (IRS Employer
incorporation or organization)                            Identification No.)


           170 West Tasman Drive
           San Jose, California                               95134
           --------------------                               -----
(Address of principal executive offices)                    (Zip Code)

Registrant's telephone number, including area code (408) 526-4000
Securities registered pursuant to Section 12(b) of the Act:

                                                        Name of each exchange
Title of each class                                     on which registered
-------------------                                     -------------------
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

                               Yes X    No ____

       Indicate by check mark if disclosure of delinquent filers pursuant to
       Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

                                       / /

       As of October 4, 1996, the approximate aggregate market value of voting stock held by non-affiliates of the registrant was $ 43,091,773,000 (based upon the closing price for shares of the Registrant's Common Stock as reported by the National Market System of the National Association of Securities Dealers Automated Quotation System on that date). Shares of Common Stock held by each officer, director, and holder of 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

       As of October 4, 1996, 653,383,481 shares of registrant's common stock were outstanding.

       Designated portions of the Cisco Systems, Inc. Proxy Statement for the 1996 Annual Meeting of Shareholders to be held on November 15, 1996, are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated.

                                     PART I

       ITEM 1.     BUSINESS

       GENERAL

       Cisco Systems Inc. ("Cisco", or "the Company") develops, manufactures, markets and supports high-performance internetworking systems that link geographically dispersed local-area and wide-area networks ("LANs" and "WANs", respectively). Cisco products include a wide range of multiprotocol routers, LAN and WAN switches, dial access servers, Internet software and network management software. Most of these products incorporate features of the Cisco Internetwork Operating System (Cisco IOS(TM)) software, which provides various network services, as well as network connectivity, security and interoperability. The Company's business is subject to various risks as discussed in the "Other Risk Factors" section, and elsewhere in this report.

       The Company has expanded the Cisco IOS feature set by addressing new markets and technologies. These include a range of remote access products, as well as switching products. In 1994 the Company introduced the CiscoFusion(TM) architecture, which blends the capabilities of routed internetworks with the technologies of ATM, LAN workgroup switches and virtual LANs.

       Cisco's internetworking solutions are used by customers to form a single, seamless information infrastructure (a "network of networks") that allows people to access or transfer information without regard to differences in time, place or type of computer system.

       The internetworking market has experienced strong growth, caused by the increasingly important role that electronic information plays in modern life today. While internetworking has been used until recently primarily by large companies and institutions, the growth in use of the global Internet has shown that the benefits of internetworking are being adopted by organizations of all sizes, as well as individuals.

       Cisco sells and supports its products in approximately 75 countries through a combination of direct sales, distributors and resellers. The Company has established relationships with a number of companies to address specialized segments of the internetworking marketplace, and to sell and support its products. Cisco offers customer support through Technical Assistance Centers in California, North Carolina, Australia and Belgium.

       Satisfying customers' internetworking needs requires a constant monitoring of market and technology trends, plus an ability to act quickly. Cisco has a four-part approach to satisfying the need for new or enhanced internetworking products and solutions. In order of importance, this approach is to develop new technologies and products internally; enter into joint-development efforts with other companies; resell another company's products; and acquire all or part of another company.

       Beginning in fiscal year 1994, Cisco began entering new markets and broadening its product offerings through a series of acquisitions. The following acquisitions have been, or soon will be, integrated into one of the Company's business units, and product offerings, which are more fully described later in the "Products" section of this report.

       In September 1993, the Company acquired Crescendo Communications, Inc. ("Crescendo") a networking company that provides high-performance workgroup solutions. The Company issued approximately 6.8 million shares of common stock for all the outstanding shares of common stock of Crescendo in a transaction that was accounted for as a pooling of interests. The Company also assumed options and warrants to purchase Crescendo stock that remain outstanding as options to purchase the Company's common stock.

       In August 1994, the Company acquired Newport Systems Solutions(TM), Inc. ("Newport"), a privately held networking company providing software-based routers for remote network sites. The Company issued approximately 6.5 million shares of common stock for all the outstanding stock of Newport in a transaction accounted for as a pooling of interests. The Company also assumed options to purchase Newport stock that remain outstanding as options to purchase the Company's common stock.

       In December 1994, the Company acquired Kalpana(R), Inc. ("Kalpana"), a privately held manufacturer of Ethernet switches. Under the terms of the agreement, the Company issued approximately 13.6 million shares of common stock for all the outstanding stock of Kalpana in a transaction accounted for as a pooling of interests. In connection with this transaction, the Company assumed options to purchase Kalpana stock that remain outstanding as options to purchase the Company's common stock.

       In January 1995, the Company acquired substantially all of the assets and assumed the liabilities of LightStream(R) Corporation ("LightStream"), a developer of enterprise-class Asynchronous Transfer Mode (ATM) switching technology, for $120.0 million in cash and related acquisition costs of approximately $.5 million. This acquisition was accounted for as a purchase.

       In September 1995, the Company acquired Combinet Inc. ("Combinet"), a privately held manufacturer of remote access networking products. The Company issued approximately 3.5 million shares of common stock for all the outstanding stock of Combinet in a transaction accounted for as a pooling of interests. In addition, the Company assumed options and warrants to purchase Combinet stock that remain outstanding as options to purchase the Company's common stock.

       In November 1995, the Company acquired Grand Junction Networks, Inc. ("Grand Junction") a privately held manufacturer of Fast Ethernet (100BaseT) and Ethernet desktop switching products. Under the terms of the agreement, the Company issued approximately 9.2 million shares of common stock for all the outstanding stock of Grand Junction in a transaction accounted for as a pooling of interests. The Company also assumed options to purchase Grand Junction stock that remain outstanding as options to purchase the Company's common stock.

       In March 1996, the Company acquired TGV Software Inc. ("TGV") a publicly-held developer of internetworking software. The Company issued approximately 2.4 million shares of common stock for all the outstanding shares of TGV in a transaction accounted for as a pooling of interests. The Company also assumed options to purchase TGV stock that remain outstanding as options to purchase the Company's common stock.

       In July 1996, the Company acquired StrataCom, Inc.("StrataCom"). Under the terms of the agreement, one share of Cisco common stock was exchanged for each outstanding share of StrataCom, Inc. in a transaction accounted for as a pooling of interests. Approximately 76.4 million shares of common stock were issued to acquire StrataCom. The Company also assumed options to purchase StrataCom stock that remain outstanding as options to purchase the Company's common stock.

       Business Combinations Pending or Completed after Year-end

       In September 1996, the Company acquired Nashoba Networks ("Nashoba"). The Company issued approximately 1.6 million shares of common stock for all the outstanding stock of Nashoba in a transaction accounted for as a pooling of interests. The Company also assumed options to purchase Nashoba stock that remain outstanding as options to purchase the Company's common stock. The historical operations of Nashoba and the impact of the transaction are not material to the financial position of the Company.

       Also, in September 1996, the Company acquired Granite Systems, Inc. ("Granite"), a company established to develop, market, and sell multilayer switching and gigabit Ethernet equipment. The Company issued approximately 2.2 million shares of common stock for all the outstanding stock of Granite in a transaction accounted for as a pooling of interests. The Company also assumed options to purchase Granite stock that remain outstanding as options to purchase the Company's common stock. The historical operations of Granite and the impact of the transaction are not material to the financial position of the Company.

       On July 22, 1996, the Company entered into an agreement to acquire Telebit Corporation ("Telebit") and its Modem ISDN Channel Aggregation
       (MICA) technologies for $200 million in cash. The transaction will be accounted for as a purchase of assets and is expected to be completed by October 1996, subject to certain shareholder and regulatory approvals. Under the terms of the agreement, the Company will purchase Telebit patents, MICA intellectual property and establish employment contracts with MICA personnel, and will assume preferred stock and notes receivable of $35 million in respect of a planned management buyout of the remaining assets of Telebit.

       On October 14, 1996, the Company entered into an agreement to acquire Netsys Technologies ("Netsys"), a privately held innovator of network infrastructure management and performance analysis software. Under the terms of the agreement, shares of the Company's common stock worth approximately $79 million will be exchanged for all outstanding shares and options of Netsys in a transaction to be accounted for as a purchase. The Company has held a minority equity interest in Netsys since February 1995 along with a strategic reseller agreement. The agreement is subject to the receipt of certain government approvals and approval by Netsys shareholders and is expected to be completed by November 1996.

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

       PRODUCTS

       Cisco's products are used individually or in combination to connect computer networks with each other, within a building, across a campus or around the world. The breadth of product offerings and modular system design enable the Company to configure hardware and software features to match customer needs. Many of the Company's products are expandable, offering customers the option to upgrade their internetworks with existing equipment as their needs grow.

       Cisco's product and solutions offerings fall into several categories:

       Core Routing Solutions

       Cisco pioneered the concept of a multi-protocol router, which moves information between networks that speak different "languages" (protocols). The Cisco 7000 family of routers delivers the high levels of performance and availability needed for mission-critical networked applications. Cisco 7000 family routers are used to create the backbone of enterprise-wide networks and service-provider infrastructures.

       Switching Solutions

       Switching is a complementary internetworking technology used in both workgroup local-area networks (LANs) and wide-area networks (WANs). Cisco's switching solutions employ all widely used switching technologies -- Ethernet (at both 10 and 100 million bits per second), Token Ring and Asynchronous Transfer Mode (ATM). Cisco's wide-area switching solutions are used by large enterprises and service providers (such as telecommunications carriers) to connect networks over long distances, using standard communications methods such as frame relay and ATM.

       Access Solutions

       Cisco's Access Solutions are employed by customers to give groups and individuals who are remotely located the same level of connectivity and information access as if they were located at headquarters. Asynchronous and ISDN remote-access routers and dial access servers are used for telecommuting, Internet access, branch-site connectivity, and in educational applications.

       SNA/LAN Solutions

       Most large organizations have existing IBM computing systems that use the System Network Architecture (SNA) networking method, as well as LANs based on open network architectures. Network managers with both types of networks increasingly want to combine them into a seamless internetwork that leverages the investments that have already been made. Cisco provides a broad range of products and solutions for this need that maximize availability, scalability, performance, flexibility, and management. The CiscoBlue strategy provides a roadmap for IBM internetworking customers who want to consolidate duplicate networks, effectively manage SNA and non-SNA resources, and integrate IBM networks into higher-speed switched internetworks.

       Internet Solutions

       Cisco's Internet solutions are led by the CiscoAdvantage(TM) product line, which improves network managers' ability to cope with several challenges posed by the growing popularity of the Internet. These challenges include security, high volumes of network traffic, and the shortage of network addresses. CiscoAdvantage products are designed for use both by Internet service providers and by companies who manage their own networks. The products harness the intelligent capabilities of internetworks to offer smarter services to network users who want to access the World Wide Web.

       Cisco IOS Software Solutions

       Most Cisco products incorporate features of the Cisco IOS(TM) software, which ensures robust, reliable internetworks by supporting both LAN and WAN protocols, optimizing WAN services, and controlling internetwork access. Cisco IOS software also allows centralized, integrated, and automated installation and management of products. In addition, Cisco IOS technologies are licensed to other companies for use in complementary products, thus increasing the range of networking solutions that can be integrated through common functionality and management.

       Enterprise Network Management

       Cisco provides applications that centralize management, automate routine tasks, and can be integrated into customers' existing network management environments. The CiscoWorks software is a suite of standards-based applications that allow users to manage their Cisco devices from a single integrated console. CiscoWorks software provides applications for enterprise and switched internetwork management, remote monitoring, device management, simulation-based planning and problem-solving, and performance analysis.

       CUSTOMERS AND MARKETS

       Cisco market strategy addresses four types of customers. These are:
       Enterprise customers--Large enterprises with complex internetworking needs, including corporations, government and educational entities, and other large organizations; Service Providers--Companies that provide data communication services, including telecommunication carriers, cable companies, wireless communication providers, and Internet Service Providers; Volume Markets--Small and medium-sized businesses, home offices and residential users; Software Licensees--Other suppliers who license features of the Cisco IOS software for inclusion in their products or services.

       Internetworking needs are influenced by a number of factors, including the size of the customer's organization, number and types of computer systems, geographic locations, and the applications requiring data communications. Cisco's business is not concentrated in any particular industry and in each of the past five fiscal years, no single customer accounted for ten percent or more of the Company's net sales.

       An important trend influencing demand for the Company's products is the worldwide phenomenon of the Internet. The Internet is a network of networks, consisting of thousands of sub-networks and computer resources linked together. The demand by companies, institutions and individuals for access to the Internet is spurring demand for a wide variety of Cisco's remote access, switching, routing and software products, and the Company also benefits from the Internet phenomenon through its relationships with numerous service providers.

       Another significant factor affecting internetworking is the global trend toward deregulated telecommunications and the resulting increase in use of higher-performance telecommunications services. Cisco has equipment installed with a majority of the world's major telecommunications carriers.

       The Company markets its products in the United States primarily through its direct sales force and resellers, and internationally, through distributors, value-added resellers (VARs) and its direct sales force in subsidiary companies. In addition, the Company sells to system integrators, both domestic and international, who resell the Company's internetworking products along with other computer and communications equipment. This multiple-channel approach allows customers to select the supply channel that addresses their specific needs and provides the Company with broad coverage of worldwide markets.

       The Company's worldwide direct sales organization consisted of 2,471 individuals, including managers, sales representatives, and technical support personnel. The Company has approximately 110 U.S. field sales offices providing coverage in the following metropolitan areas: Atlanta, Boston, Chicago, Cincinnati, Cleveland, Dallas, Denver, Durham, Honolulu, Houston, Indianapolis, Los Angeles, Miami, New Orleans, New York, Orlando, Phoenix, Pittsburgh, Portland (Oregon), Princeton, Salt Lake City, San Antonio, San Diego, San Francisco, San Jose, Seattle, St. Louis, and Washington, D.C., among others.

       The Company's international sales are currently being made through multiple channels including approximately 75 international distributors and resellers in Africa, Asia, Australia, Canada, Europe, Latin America, Mexico and South America. The international distributors provide system installation, technical support, and follow-up service to local customers. Generally, the Company's international distributors have nonexclusive, country-wide agreements. International sales through the various channels, including the Company's subsidiaries, accounted for approximately 48.2% of total sales in fiscal 1996, 41.7% in fiscal 1995, and 41.3% in fiscal 1994. Sales to international customers and distributors generally have been made in United States dollars.

       The Company has sales support subsidiaries worldwide. New subsidiaries formed in fiscal 1996 include Argentina, Chile, Cisco Systems International B.V., Colombia, Costa Rica, Czech Republic, Malaysia, Netherlands, Peru, Spain, Singapore, and Thailand. No individual subsidiary has had direct sales that have been material to date.

       BACKLOG

       The Company's backlog on September 21, 1996 was approximately $292.3 million compared with an approximate backlog of $365.2 million at September 25, 1995.

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

       COMPETITION

       Cisco competes in the computer networking market. The Company provides solutions to end user customers, as well as service providers, through both its direct sales and distributor channels. This market is characterized by rapid growth, technological change, and a convergence of technologies. These market factors represent both an opportunity and at the same time a competitive threat to Cisco.

       The Company faces competition from customers it licenses technology to and suppliers from whom it transfers technology. Networking's inherent nature is such that the Company must compete, and at the same time cooperate, with these companies. At a minimum these relationships exist to achieve interoperability. Optimally, these relationships are synergistic and mutually beneficial resulting in growth for the industry.

       3Com, Bay Networks, IBM, Cabletron, Fore, Ascend, and Cascade exemplify companies that compete with Cisco. Some companies compete across all of Cisco's product lines, while others do not offer as wide a breadth of networking solutions.

       The Company estimates that it competes with over 70 vendors in Access routing, over 40 vendors in Core routing, over 50 vendors in Workgroup switching, over 30 vendors in Frame Relay and ATM switching, over 20 companies providing Internet software solutions, and over 40 vendors in SNA Internetworking. Cisco expects that the overall number of vendors will grow in these markets due to its attractive growth opportunities. However, the Company expects the growth in the overall number of competitive vendors to be partially offset by mergers and acquisitions. Consolidation in the industry is a result of customers and prospects requesting end-to-end solutions and wanting to reduce the number of suppliers. Also, companies in this industry seek synergies and market presence that may result from mergers and acquisitions. Several of the Company's current and potential competitors have substantially greater financial, marketing and technical resources than the Company.

       The principal competitive factors in these markets are: price; performance; the ability to provide end to end solutions and support; conformance to standards; added value features; and market presence. The Company promotes its CiscoFusion Architecture and Cisco IOS software, as providing the premier internetworking solutions in the industry. These solutions offer many competitive advantages in the areas described above.

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

       The Company is focusing development efforts around its seven internal business units in the following areas: high-speed LAN and WAN switching technologies, core and remote-access routing, remote access and ISDN connectivity, improving overall system performance through increased software functionality, expanding its network management capabilities, and IBM and WAN services connectivity. Cisco's development efforts continue to be guided by its CiscoFusion architecture announced in 1994, with the Cisco IOS software serving as the underlying common thread. There can be no assurance, however, that the Company's product development efforts will result in commercially successful products, or that the Company's products will not be rendered obsolete by changing technology or new product announcements by others. The Company has announced several new products, including a wide range of remote access products and a new line of high-end routers. Although the Company has announced its expected shipment dates for some of these products, schedules for high-technology products are inherently difficult to predict, and there can be no assurance that the Company will achieve its expected initial shipments dates of these or any other new or enhanced products developed by the Company. Because timely availability of new and enhanced products and their acceptance by customers are critical to the success of the Company, delays in availability of these products or lack of market acceptance of such products could have a material adverse effect on the Company.

       In fiscal 1996, 1995, and 1994, the Company's research and development expenditures were approximately $399.3 million, $210.8 million, and $106.7 million respectively. All of the Company's expenditures for research and development costs, including purchased research and development of approximately $95.8 million in fiscal 1995, have been expensed as incurred.

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

       PATENTS, INTELLECTUAL PROPERTY AND LICENSING

       Cisco's success is dependent upon its proprietary technology. Cisco generally relies upon patents, copyright, trademark and trade secret laws to establish and maintain its proprietary rights in its technology and products. Cisco has a program to file applications for and obtain patents in the United States and in selected foreign countries where a potential market for Cisco's products exists. Cisco has been issued several patents; other patent applications are currently pending. There can be no assurance that any of these patents will not be challenged, invalidated or circumvented, or that any rights granted thereunder will provide competitive advantages to Cisco. In addition, there can be no assurance that patents will be issued from pending applications, or that claims allowed on any future patents will be sufficiently broad to protect Cisco's technology. In addition, the laws of some foreign countries may not permit the protection of Cisco's proprietary rights to the same extent as do the laws of the United States. Although Cisco believes the protection afforded by its patents, patent applications, copyrights and trademarks has value, the rapidly changing technology in the networking industry makes Cisco's future success dependent primarily on the innovative skills, technological expertise and management abilities of its employees rather than on patent, copyright and trademark protection.

       Many of Cisco's products are designed to include software or other intellectual property licensed from third parties. From time to time, Cisco receives notices from third parties regarding patent claims. While it may be necessary in the future to seek or renew licenses relating to various aspects of its products, Cisco believes that based upon past experience and standard industry practice, such licenses generally could be obtained on commercially reasonable terms. Because of the existence of a large number of patents in the networking field and the rapid rate of issuance of new patents, it is not economically practical to determine in advance whether a product or any of its components infringe patent rights of others. If infringement is alleged, Cisco believes that based upon industry practice, any necessary license or rights under such patents may be obtained on terms that would not have a material adverse effect on Cisco's financial condition or its results of operations. Nevertheless, there can be no assurance that the necessary licenses would be available on acceptable terms, if at all, or that Cisco would prevail in any such challenge. The inability to obtain certain licenses or other rights or to obtain such licenses or rights on favorable terms, or litigation arising out of such other parties' assertion, could have a material adverse effect on Cisco's business, operating results and financial condition.

       OTHER RISK FACTORS

       The Company's business and stock is subject to a number of risks. Some of those risks are described below. Other risks are presented elsewhere in this report. See, in particular, the last eight paragraphs of "Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations - Comparison of 1996 and 1995."

       Potential Fluctuations in Quarterly Results

       The Company's operating results have in the past been, and may continue to be, subject to quarterly fluctuations as a result of a number of factors. These factors include the integration of people, operations and products from acquired businesses and technologies; increased competition, which Cisco expects; the introduction and market acceptance of new products, including high-speed switching and ATM technologies; variations in sales channels, product costs or mix of products sold; the timing of orders and manufacturing lead times; and changes in general economic conditions and specific economic conditions in the computer and networking industries, any of which could have an adverse impact on operations and financial results. For example, in the second quarter of fiscal 1995, the Company acquired substantially all of the assets of LightStream and incurred an expense of approximately $95 million associated with purchased research and development, which resulted in net income being significantly lower than in the prior quarter. Subsequent to fiscal 1996, the Company purchased Telebit, which, upon completion of the acquisition, will result in a charge to purchased research and development that may result in net income being significantly lower than in the prior quarter. Additionally, the dollar amounts of large orders for the Company's products have been increasing, and therefore the operating results for a quarter could be materially adversely affected if a number of large orders are either not received or are delayed, due for example, to cancellations, delays or deferrals by customers. Further, the Company's expense levels are required, in part, to generate future net sales. If net sales are below expectations, operating results are likely to be adversely affected. Net income may be disproportionately affected by a reduction in net sales because a proportionately smaller amount of the Company's expenses varies with its net sales.

       The Company expects that in the future, its net sales may grow at a slower rate than was experienced in previous periods and that on a quarter-to-quarter basis, the Company's growth in net sales may be significantly lower than its historical quarterly growth rate. The Company has previously experienced longer sales cycles for its core products resulting from larger order sizes and believes that some customers may have deferred purchases at that time in order to complete detailed reviews of their overall network plans. This situation could occur again. In addition, in response to customer demand, the Company has, from time to time, reduced its product manufacturing lead times and its backlog of orders. To the extent that backlog is reduced during any particular period, it would result in more variability and less predictability in the Company's quarter-to-quarter net sales and operating results.

       Dependence on New Product Development; Rapid Technological and Market Change

       The markets for the Company's products are characterized by rapidly changing technology, evolving industry standards, frequent new product introductions and evolving methods of building and operating networks. The Company's operating results will depend to a significant extent on its ability to reduce costs of existing products. In particular, the Company broadened its product line by introducing network access products. Sales of these products, which are generally lower priced and carry lower margins than the Company's core products, have increased more rapidly than sales of the core products. In addition, in 1994 Cisco announced its CiscoFusion architecture that provides a method of merging router-based networks with emerging technologies such as ATM and LAN switches. While some elements of the CiscoFusion architecture have been introduced, others are still in development. The success of these and other new products is dependent on several factors, including proper new product definition, product cost, timely completion and introduction of new products, differentiation of new products from those of the Company's competitors and market acceptance of these products. The Company has addressed the need to develop new products through its internal development effort, joint developments with other companies and acquisitions. There can be no assurance that the Company will successfully identify new product opportunities and develop and bring new products to market in a timely manner, or that products and technologies developed by others will not render the Company's products or technologies obsolete or noncompetitive. The failure of the Company's new product development efforts could have a material adverse effect on the Company's business operating results and financial condition.

       Acquisition Strategy

       In part, the Company has addressed, and expects to continue to address, the need to develop new products through the acquisition of other companies. Acquisitions involve numerous risks including difficulties in the assimilation of the operations, technologies and products of the acquired companies, the diversion of management's attention from other business concerns, risks of entering markets in which the Company has no or limited direct prior experience and where competitors in such markets have stronger market positions, and the potential loss of key employees of the acquired company. Achieving the anticipated benefits of an acquisition will depend in part upon whether the integration of businesses is accomplished in an efficient and effective manner, and there can be no assurance that this will occur. The successful combination of companies in the high technology industry may be more difficult to accomplish than in other industries. The combination of companies requires, among other things, integration of the companies' respective product offerings and coordination of their sales and marketing and research and development efforts. There can be no assurance that such integration will be accomplished smoothly or successfully. The difficulties of such integration may be increased by the necessity of coordinating geographically separated organizations. The integration of certain operations following an acquisition, including the merger, will require the dedication of management resources that may distract attention from the day-to-day business of the combined company. The inability of management to successfully integrate the operations of any acquired company, could have a material adverse effect on the business and results of operations of the Company. In addition, as commonly occurs with mergers of technology companies, during the pre-merger and integration phases, aggressive competitors may undertake initiatives to attract customers and to recruit key employees through various incentives.

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

       Risks Associated With Internet Infrastructure

       The Company's management believes that there will be in the future performance problems with Internet communications which could receive a high degree of publicity and visibility. Since the Company is a large supplier of equipment for the Internet infrastructure, customer's perceptions of the Company's products and the marketplace's perception of Cisco as a supplier of internetworking products, whether or not these problems are due to the performance of Cisco's products, may be adversely affected. Such an event could also result in an adverse effect of the market price of the Company's Common Stock and could adversely affect Cisco's business.

       Business Environment

       There is a State of California initiative called Proposition 211 on the November 5, 1996 ballot which the Company believes may substantially increase the likelihood of securities fraud lawsuits being brought against the Company and its officers and directors. Such lawsuits, if brought, could adversely affect the market price of the Company's Common Stock. Additionally, the initiative could make it extremely unattractive for individuals to serve as officers and directors of publicly-held companies which may affect Cisco's ability to obtain or retain qualified individuals to serve in such capacities. The Company is also considering taking certain actions if the initiative passes, but has not made final decisions. Such actions, if taken, may affect shareholder rights, result in increased expenses to the Company and result in reduced communication with market analysts.

       Volatility of Stock Price

       The Company's Common Stock has experienced substantial price volatility, particularly as a result of variations between the Company's actual or anticipated financial results and the published expectations of analysts and as a result of announcements by the Company and its competitors. In addition, the stock market has experienced extreme price and volume fluctuations that have affected the market price of many technology companies in particular and that have often been unrelated to the operating performance of these companies. These factors, as well as general economic and political conditions, may adversely affect the market price of the Company's Common Stock in the future.

       EMPLOYEES

       As of September 21, 1996, the Company employed 8,782 persons, including 2,147 in manufacturing, service, and support, 3,387 in sales and marketing, 2,420 in engineering, and 828 in finance and administration. Approximately 1,400 employees were in international locations. The Company also employs a number of temporary and contract employees. As of September 21, 1996, the Company employed approximately 1,600 such individuals.

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

       ITEM 2.     PROPERTIES

       The Company's principal corporate offices are located at sites in Santa Clara and San Jose, California. The Santa Clara facilities are leased through June 1998 and have approximately .1 million square feet of office space. The Company's main headquarters are situated on 82 acres of leased land in San Jose, California. There are twelve buildings located at this site, one of which is a manufacturing facility. The San Jose headquarters consist of approximately 1.4 million square feet of leased office space at the present time. Construction has started at this site on three additional office buildings of approximately .3 million square feet which are expected to be occupied sometime in the middle of calendar 1997.

       As part of the StrataCom acquisition, the Company also assumed certain operating leases for buildings. The buildings, including an additional manufacturing facility, are located at various sites in San Jose, California and total approximately .5 million square feet.

       In addition to the California facilities, the Company leases approximately 45 acres of land in Research Triangle Park, North Carolina, where the InterWorks Business Unit, as well as a Technical Assistance Center, telesales, and various other support functions, are located. Two building of approximately .2 million square feet have been constructed and are currently occupied under a lease that expires in July 1999. A third building is currently under construction.

       In April 1996, the Company announced an agreement with the State of California and the City of San Jose which provides for the acquisition of approximately 139 acres of land located in northeast San Jose subject to certain conditions. The transaction is valued at approximately $95 million, with the counterparties providing approximately $25 million in infrastructure and improvements. The Company anticipates that this site will accommodate its growth for the next five years. Certain legal challenges were raised subsequent to the announcement of the agreement that may impact the Company's ability to complete this acquisition. Although there are alternative sites, they may not be as cost effective or suitable for the Company's needs. The Company's inability to successfully purchase this land may impede it from having facilities adequate to meet future demand. Nevertheless, management believes that suitable additional space will be available to accommodate expansion of the Company's operations on commercially reasonable terms.

       The Company also leases various small offices throughout the U.S. and on a worldwide basis. See Note 7 to the Consolidated Financial Statements for additional information regarding the Company's obligations under leases.

       ITEM 3.     LEGAL PROCEEDINGS

       Pursuant to a Purchase and Sale Agreement and Joint Escrow Instructions dated April 1996, ("Purchase Agreement"), Cisco is under contract to purchase approximately 160 gross acres of undeveloped land("Property") in the City of San Jose, California from the State of California. Pursuant to Section 5.3 of the Purchase Agreement, Cisco's obligation to acquire the Property is conditional upon receipt of all governmental approvals needed for Cisco's intended use of the Property (for an expansion of its research and development facilities). Among the necessary approvals is an amendment to the General Plan of the City of San Jose ("GPA") redesignating the Property for industrial use. The State of California filed an application for the GPA, which was approved by the San Jose City Council on May 21, 1996. On June 21, 1996, a group of businesses and landowners in the neighboring City of Milpitas filed a "Petition for writ of Mandate and Administrative Mandamus and Complaint for Declaratory and Injunctive Relief" against the City of San Jose challenging the GPA. The action is entitled Tencor Instruments, Inc. v. City of San Jose; City Council of the City of San Jose; City of San Jose Planning Commission; and Does I through X, and is currently pending in the Superior Court of the State of California, County of Santa Clara. The action alleges that the environmental impact report ("EIR") prepared by the City of San Jose in connection with the GPA fails to meet the requirements of the California Environmental Quality Act ("CEQA"). If successful, the action would invalidate both the EIR and the GPA, and would preclude the City of San Jose from granting any approvals pursuant to the GPA until the EIR was brought into compliance with CEQA. See Item 2 "Properties" above.

       ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

       EXECUTIVE OFFICERS AND DIRECTORS OF THE REGISTRANT

                                                                                                                    POSITION
           NAME                         AGE                           POSITION                                     HELD SINCE
           ----                         ---                           --------                                     ----------
     Larry R. Carter                     53        Vice President, Finance and Administration, Chief                 1995
                                                   Financial Officer, and Secretary
                                                   Mr. Carter joined the Company in January 1995 in
                                                   his present position.  From July 1992 to January
                                                   1995, he was Vice President and Corporate
                                                   Controller for Advanced Micro Devices.  Prior to
                                                   that, he was with V.L.S.I. Technology, Inc. for
                                                   four years where he held the position of Vice
                                                   President, Finance and Chief Financial Officer.

     John T. Chambers                    47        President, Chief Executive Officer and Director                   1995
       (1)(4)(5)(6)                                Mr. Chambers has been a member of the Board of
                                                   Directors since November 1993.  He joined the
                                                   Company as Senior Vice President in January 1991
                                                   and became Executive Vice President in June 1994.
                                                   Mr. Chambers became President and Chief Executive
                                                   Officer of the Company as of January 31, 1995.
                                                   Prior to his services at Cisco, he was with Wang
                                                   Laboratories for eight years, most recently as
                                                   Senior Vice President of U.S. Operations.
                                                   Mr. Chambers Currently serves on the Board of
                                                   Directors for Clarity and Arbor Software.

     Dr. Michael S. Frankel              50        Director                                                          1992
       (2)(3)(5)                                   Dr. Frankel has been a member of the Board of
                                                   Directors since May 1992. He has been Vice
                                                   President and Division
                                                   Director of SRI International
                                                   since January 1989 and became
                                                   Center Director of SRI
                                                   International in 1986. Dr.
                                                   Frankel is not running for
                                                   re-election and will cease
                                                   being a Board Member in
                                                   November 1996.

     Dr. James F. Gibbons                65        Director                                                          1992
       (2)(4)(5)                                   Dr. Gibbons has been a member of the Board of
                                                   Directors since May 1992. He is a Professor of
                                                   Electrical Engineering at Stanford
                                                   University and also Special Consul to the Stanford
                                                   President for Industrial Relations. He was Dean of the
                                                   Stanford University School of
                                                   Engineering from 1984 to 1996. Dr. Gibbons also
                                                   currently serves on the Board of Directors of Lockheed
                                                   Martin Corporation, Centigram Communications Corporation,
                                                   El Paso Natural Gas Company, Amati Communications
                                                   Corporation and Raychem Corporation.

     Edward R. Kozel                     41        Vice President, Business Development, and Chief                   1995
                                                   Technical Officer
                                                   Mr. Kozel, will, assuming election by the Company's
                                                   shareholders, become a member of the Board of
                                                   Directors. He joined the Company as Director,
                                                   Program Management in March 1989.  In April 1992,
                                                   became Director of Field Operations and in February
                                                   1993 he became Vice President of Business
                                                   Development. Since January 1996, he has been Chief
                                                   Technology Officer of the Company.  Mr. Kozel
                                                   currently serves on the Board of Directors of
                                                   Cybercash and NetFrame Systems.

     Donald A. LeBeau                    49        Senior Vice President, Worldwide Operations                       1994
                                                   Mr. LeBeau joined the Company as Vice President of
                                                   North American Sales in July 1992 and became Senior
                                                   Vice President of Worldwide Sales in August 1994.
                                                   From May 1989 to July 1992, he was Vice President
                                                   of Western Operations at Wang Laboratories.  From
                                                   August 1985 to May 1989 he was with United Research
                                                   most recently as Senior Vice President. On October 1,
                                                   1996 Mr. LeBeau took a one-year leave of absence
                                                   from the Company.

                                                                                                                    POSITION
           NAME                         AGE                           POSITION                                     HELD SINCE
           ----                         ---                           --------                                     ----------
     Richard M. Moley                    57        Senior Vice President and General Manager                         1996
                                                   Wide-Area Network Business Unit
                                                   Mr. Moley has been a member of the Board of
                                                   Directors since July 1996.  He has been Senior
                                                   Vice President, Wide Area Business Unit since
                                                   July 1996.  Prior to that, he was President,
                                                   Chief Executive Officer and Chairman of
                                                   StrataCom, Inc. from June 1986 to July 1996.
                                                   Mr. Moley currently serves on the Board of
                                                   Directors of Linear Technology, Inc. and
                                                   Cidco, Inc.

     John P. Morgridge                   63        Chairman of the Board of Directors                                1995
       (1)(5)(6)                                   Mr. Morgridge joined the Company as President and
                                                   Chief Executive Officer and was elected to the
                                                   Board of Directors in October 1988.  Mr. Morgridge
                                                   became Chairman of the Board on January 31, 1995.
                                                   From 1986 to 1988 he was President and Chief
                                                   Operating Officer at GRiD Systems, a manufacturer
                                                   of laptop computer systems.  Mr. Morgridge
                                                   currently serves on the Board of Directors of
                                                   Polycom, Inc.

     Robert L. Puette                    54        Director                                                          1991
       (2)(3)(4)                                   Mr. Puette has been a member of the Board of
                                                   Directors since January 1991. He has been President, Chief
                                                   Executive Officer and on the Board of Directors of
                                                   NetFRAME Systems, since January 1995 and became
                                                   Chairman of the Board of Directors in January 1996. He
                                                   was a consultant from November 1993 to December
                                                   1994. Prior to that, he was Senior Vice President of
                                                   Apple Computer, Inc. and President of Apple USA
                                                   Division from June 1990 to October 1993. Mr. Puette also
                                                   currently serves on the Board of Directors of Quality
                                                   Semiconductor.

     Carl Redfield                       49        Vice President, Manufacturing                                     1993
                                                   Mr. Redfield joined the Company in August 1993 as
                                                   Director, Supply/Demand of Manufacturing and became
                                                   Vice President of Manufacturing in September 1993.
                                                   Prior to joining Cisco, he spent eighteen years at
                                                   Digital Equipment Company, most recently as Group
                                                   Manufacturing and Logistics Manager of the PC Group.

     Masayoshi Son                       39        Director                                                          1995
                                                   Mr. Son has been a member of the Board of Directors since
                                                   July 26, 1995. He has been the President and Chief
                                                   Executive Officer of SOFTBANK Corporation for more than
                                                   fifteen years.

     Donald T. Valentine                 64        Vice Chairman of the Board of Directors                           1995
       (1)(5)                                      Mr. Valentine has been a member of the Board of
                                                   Directors of the Company since December 1987, and was
                                                   elected Chairman of the Board of Directors in December
                                                   1988. He became Vice Chairman of the Board on January 31,
                                                   1995. He has been a general partner of Sequoia Capital
                                                   since 1974. Mr. Valentine currently serves as Chairman
                                                   of the Board of Directors of C-Cube Microsystems, Inc., a
                                                   semiconductor video compression company, Chairman
                                                   of the Board of Network Appliance Corporation, a
                                                   company in the network file server business, and Chairman
                                                   of the Board of Elantec, a manufacturer of analog
                                                   integrated circuits.

                                                                                                                    POSITION
           NAME                         AGE                           POSITION                                     HELD SINCE
           ----                         ---                           --------                                     ----------
     F. Selby Wellman                    54        Senior Vice President, Business Units                             1996
                                                   Mr. Wellman joined the Company in April 1995 as
                                                   Vice President and General Manager of InterWorks
                                                   Business Unit in Research Triangle Park, North
                                                   Carolina.  He was promoted to Senior Vice President
                                                   of Business Units in March 1996. Prior to joining
                                                   Cisco, Mr. Wellman was Corporate Vice President of
                                                   Sales, Marketing and Operations at FiberCom Inc.
                                                   /NetEdge Systems, Inc. from 1988-1994.  From 1984-
                                                   1988, he was Corporate Vice President and General
                                                   Manager of Sales and Marketing at Paradyne, Corp.
                                                   Mr. Wellman began his career with IBM where he held
                                                   a variety of field, staff, and management positions
                                                   in IBM's Large System Division over a 15 year
                                                   period.

     Steven M. West                      41        Mr. West has been a member of the Board of                        1996
       (3)                                         Directors of the Company since April 1996. He has
                                                   been President and Chief Executive Officer of Hitachi
                                                   Data Systems Corporation, a joint venture computer
                                                   hardware services company owned by Hitachi, Ltd. And
                                                   EDS, since June 1996. Prior to that Mr. West was at EDS
                                                   from 1986 to June of 1996, most recently as President of
                                                   EDS's Infotainment Business Unit.

   -------
   (1) Member of the Executive Committee
   (2) Member of the Compensation Committee
   (3) Member of the Audit Committee
   (4) Member of the Nomination Committee
   (5) Member of the Acquisition Committee
   (6) Member of the Special Stock Option Committee

   TRANSFER AGENT AND REGISTRAR
   The First National Bank of Boston
   c/o Boston EquiServe
   M/S 45-02-09
   P.O. Box 644
   Boston, MA 02102
   http://www.EQUISERVE.com
   Investor Relations: 617 575-3120

   INDEPENDENT ACCOUNTANTS & LEGAL COUNSEL
   Coopers & Lybrand L.L.P.
   San Jose, California

   Brobeck, Phleger & Harrison LLP
   Palo Alto, California

                                     PART II

   ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

   STOCK MARKET INFORMATION

   The following table sets forth the price range of the Company's common stock for the periods indicated. Prices reflect the two-for-one splits effective March 1994 and February 1996:

                                1996                    1995                   1994
                          High        Low         High        Low        High         Low
                          ----        ---         ----        ---        ----         ---
   First Quarter       $   38.62   $   26.12   $   15.00   $   10.43   $   14.68   $   10.43
   Second Quarter          43.93       32.68       18.31       15.06       17.68       12.37
   Third Quarter           52.37       40.56       20.37       16.28       20.18       14.50
   Fourth Quarter          58.75       47.12       29.31       19.68       16.25        9.53

   Cisco Systems' common stock (Nasdaq symbol CSCO) is traded on the Nasdaq National Market. The table above reflects the range of high and low closing prices for each period indicated. The Company has never paid cash dividends on the common stock and has no present plans to do so. There were approximately 8,568 shareholders of record on October 4, 1996.

   ITEM 6. SELECTED FINANCIAL DATA

                         FIVE YEARS ENDED JULY 28, 1996
                    (In thousands, except per-share amounts)

                                        1996               1995               1994               1993               1992
                                        ----               ----               ----               ----               ----
   Net sales                        $   4,096,007      $   2,232,652      $   1,334,436      $     714,533      $     381,996
                                    =============      =============      =============      =============      =============
   Net income                       $     913,324      $     456,489      $     322,981      $     176,201      $      81,861
                                    =============      =============      =============      =============      =============
   Net income per common share      $        1.37      $        0.72      $        0.54      $        0.30      $        0.15
                                    =============      =============      =============      =============      =============
   Shares used in per-share
      calculation                         666,586            630,711            596,539            580,623            561,987
                                    =============      =============      =============      =============      =============
   Total assets                     $   3,630,232      $   1,991,949      $   1,129,034      $     656,394      $     361,273
                                    =============      =============      =============      =============      =============

       ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

       This Annual Report on Form 10-K may consist of forward-looking statements that involve risks and uncertainties. These statements may differ materially from actual future events or results. Readers are referred to the "Other Risk Factors" section of this Form 10-K, which identify important risk factors that could cause actual results to differ from those contained in the forward-looking statements.

       COMPARISON OF 1996 AND 1995

       Net sales grew to $4,096 million in 1996 from $2,233 million in 1995. The 83.5% increase in net sales during the year was primarily a result of increasing unit sales of the Cisco 7500 series; continued strong sales of Access business unit products, including the Cisco 4500 and Cisco 2500 series; and continued market acceptance of the Company's Workgroup business unit products, particularly the Catalyst 5000. In connection with the acquisition of StrataCom, Inc., the Company formed the WAN business unit, which consists of the IPXo, BPX, IGX and AXIS product lines. Sales of these products increased from 1995 levels primarily because of an increase in demand for Asynchronous Transfer Mode
       (ATM) cell switching products by public carrier customers. These increases were partially offset by decreasing unit sales of the Company's older product lines, comprising mainly the Cisco 7000 series. Sales to international customers were 48.2% of net sales in 1996 compared with 41.7% in 1995. This increase is attributable to continued expansion into new geographic markets, as well as growth in existing European and Japanese markets. Sales growth between 1996 and 1995 increased more substantially in Japan than in any other geographical markets.

       Gross margins decreased to 65.6% of net sales in 1996 from 66.7% in 1995. Gross margins were affected by several factors, including higher material costs as a result of certain component shortages and the continued shift in revenue mix to the Company's lower-margin products consisting primarily of products in the Access and Workgroup business units. The prices of component parts have fluctuated in the recent past, and the Company expects that this trend may continue. An increase in the price of component parts may have a material adverse impact on gross margins. The Company expects that gross margins will continue to decrease in the future, because it believes that the market for lower-margin remote access and high-speed switching products will continue to increase at a faster rate than the market for the Company's higher-margin router products. The Company is attempting to offset this trend through various means, such as emphasizing software content, increasing the functionality of its products, controlling warranty and royalty costs, and improving manufacturing efficiencies. There can be no assurance that any efforts made by the Company in these and other areas will successfully offset decreasing margins.

       Research and development expenses increased in 1996 by $188.5 million over 1995 expenditures. This represents an increase to 9.7% of net sales from 9.4% in 1995. The increase reflects the Company's ongoing research and development efforts, including the further development of CiscoFusiono architecture, as well as the acquisition of technologies to bring a broad range of products to the market in a timely fashion. A significant portion of the increase was due to the addition of new personnel, both from hiring and through acquisitions, as well as higher expenditures on prototypes and depreciation on new equipment. All of the Company's research and development costs are expensed as incurred. The Company is primarily developing new technologies internally, and because of this, research and development as a percentage of sales is expected to increase. If the Company believes it is unable to enter a particular market in a timely manner, it may acquire other businesses or license technology from other businesses as an alternative to internal research and development.

       Sales and marketing expenses increased by $326.3 million in 1996 over 1995, but decreased to 17.7% of net sales in 1996 from 17.9% of net sales in 1995. The dollar increase in these expenses resulted mainly from an increase of approximately 1,200 employees in the size of the Company's direct sales force, and its commissions. Other factors affecting the dollar increase in expenses were additional marketing programs, such as CiscoProo, to support the launch of new products; the entry into new markets as noted by the significant percentage increase in business outside the U.S.; and expansion of distribution channels, particularly the two-tier channel associated with the Company's initial efforts to reach the mass market.

       General and administrative expenses rose by $74.5 million in 1996 over 1995, a slight increase to 3.9% from 3.8% of net sales in 1996 versus 1995. The dollar increase reflects increased personnel costs necessary to support the Company's business infrastructure, the amortization of goodwill related to the acquisition of Lightstream, and a one-time write-down of $5.1 million of LightStream goodwill. There were also non-recurring costs related to the acquisition of StrataCom which totaled $15.5 million for fiscal 1996. Excluding the effect of these non-recurring costs, general and administrative expenses as a percentage of net sales declined to 3.4%, which reflects management's continued controls over discretionary spending. The Company is continuously evaluating potential acquisition candidates as part of its growth strategy and incurs legal, accounting, and other related costs associated with this activity. It is management's intent to keep general and administrative costs relatively constant as a percentage of net sales; however, this goal is dependent upon the level of acquisition activity, among other factors.

       The amount expensed to purchased research and development in fiscal year 1995 reflects the acquisition of LightStream (see note 3).

       Interest and other income, net, was $64.0 million in 1996 and $40.0 million in 1995. Interest income rose as a result of additional investment income on the Company's increasing investment balances. The Company currently holds approximately 5.4 million shares of common stock in a publicly traded company with a cost basis significantly below its current market value. Beginning in fiscal year 1997, the Company expects to begin selling its equity stake in this company. As a result, interest and other income may increase materially in the next fiscal year versus fiscal 1996.

       FINANCIAL RISK MANAGEMENT

       As a global concern, the Company faces exposure to adverse movements in foreign currency exchange rates. These exposures may change over time as business practices evolve and could have a material adverse impact on the Company's financial results. Presently, the Company's primary exposures relate to the U.S. dollar value of non dollar-denominated sales in Japan, Canada, and Australia and non dollar-denominated operating expenses in Europe, Latin America, and Asia where the Company sells primarily in U.S. dollars. At the present time, the Company hedges only those currency exposures associated with certain non-functional currency assets and liabilities and does not generally hedge anticipated foreign currency cash flows.

       The Company maintains investment portfolio holdings of various issuers, types, and maturities. These securities are generally classified as available for sale, and consequently, are recorded on the balance sheet at fair value with unrealized gains or losses reported as a separate component of shareholders' equity. The Company also has certain real estate lease commitments with payments tied to short-term interest rates. Given the current profile of interest rate exposures, a sharp rise in interest rates could have a material adverse impact on the market value of the Company's investment portfolio while increasing the costs associated with its lease commitments. The Company does not currently hedge these interest rate exposures.

       RECENT ACCOUNTING PRONOUNCEMENTS

       During March 1995, the Financial Accounting Standards Board issued Statement No. 121 (SFAS No. 121), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," which requires the Company to review for impairment of long-lived assets, certain identifiable intangibles, and goodwill related to those assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In certain situations, an impairment loss would be recognized. SFAS No. 121 will be effective for the Company's fiscal year 1997. The Company has studied the implications of the statement, and based on its initial evaluation, does not expect it to have a material impact on the Company's financial condition or results of operations upon adoption.

       During October 1995, the Financial Accounting Standards Board issued Statement No. 123 (SFAS No. 123), "Accounting for Stock-Based Compensation." This statement, which establishes a fair value-based method of accounting for stock-based compensation plans, also permits an election to continue following the requirements of APB Opinion No. 25, "Accounting for Stock Issued to Employees," with disclosures of pro forma net income and earnings per share under the new method. The Company is required to adopt SFAS No. 123 by fiscal 1997, and, upon adoption, will elect to continue to measure compensation cost for its employee stock compensation plans using the intrinsic value-based method of accounting prescribed by APB Opinion No. 25. Pro forma disclosure of net income and earnings per share will reflect the difference between compensation cost included in net income and the related cost measured by the fair value-based method defined in SFAS No. 123, including tax effects that would have been recognized in the consolidated statement of operations if the fair value-based method had been used.

       FUTURE GROWTH SUBJECT TO RISKS

       The internetworking business is highly competitive, and as such, the Company's growth is dependent upon market growth and its ability to enhance its existing products and introduce new products on a timely basis. One of the ways the Company has addressed and will continue to address the need to develop new products is through acquisitions of other companies. Acquisitions involve numerous risks, including difficulties in assimilation of the operations, technologies, and products of the acquired companies; risks of entering markets in which the Company has no or limited direct prior experience and where competitors in such markets have stronger market positions; and the potential loss of key employees of the acquired company. The Company must also maintain its ability to manage any such growth effectively. In particular, this would include potential growth associated with the StrataCom acquisition. The Company has not completed an acquisition and integration of a company of StrataComs size to date. This process could divert management's attention from normal daily operations of the business. Failure to manage growth effectively and successfully integrate StrataCom or other acquisitions made by the Company could adversely affect the Company's business and operating results. The Company's growth and ability to meet customer demand also depend in part on its ability to obtain timely supplies of parts from its vendors. While lead times for commodity components have improved recently, some components, particularly proprietary application-specific integrated circuits (ASICs) and other networking-specific components, continue to be in short supply. An inability to obtain these items at reasonable prices could have a materially adverse effect on the Company's growth and operating results.

       The markets for the Company's products are characterized by rapidly changing technology, evolving industry standards, frequent new product introductions, and evolving methods of building and operating networks. There can be no assurance that the Company will successfully identify new product opportunities and develop and bring new products to market in a timely manner, or that products and technologies developed by others will not render Cisco's products or technologies obsolete or noncompetitive. The failure of Cisco's new product development efforts could have a material adverse effect of Cisco's business operating results and financial condition.

       The Company expects that, in the future, its net sales may grow at a slower rate than was experienced in previous periods and that on a quarter-to-quarter basis, the Company's growth in net sales may be significantly lower than its historical quarterly growth rate.

       In 1996 and 1995, the Company's lead times for certain products and backlog increased. If manufacturing lead times are not reduced, the Company's customers may cancel orders or not place further orders if shorter lead times are available from other manufacturers. Each year, with the exception of fiscal years 1996 and 1995, the Company has generally had one quarter of a fiscal year when backlog has been reduced. Traditionally, this has occurred in the third quarter of each year. While such a reduction did not occur in the past two fiscal years, such reductions are extremely difficult to predict and may occur in the future. In addition, in response to customer demand, the Company has, from time to time, reduced its product manufacturing lead times, which resulted in corresponding reductions in order backlog. To the extent that backlog levels decline during any particular period, it could result in more volatility and less predictability in the Company's quarter-to-quarter net sales and operating results.

       The Company also expects that gross margins may be adversely affected by increases in material or labor costs, heightened price competition, and changes in channels of distribution or in the mix of products sold. In particular, the Company broadened its product line by introducing network access products. Sales of these products, which are generally lower priced and carry lower gross margins than the Company's core products, have increased more rapidly than sales of the core products. The introduction of the CiscoPro line during 1996, as well as the increasing growth rates experienced in the switching markets, may accelerate this trend.

       The Company also expects that its operating margins may decrease as it continues to hire additional personnel and increases other operating expenses to support its business. The results of operations for fiscal 1996 are not necessarily indicative of results to be expected in future periods, and the Company's operating results may be subject to quarterly fluctuations as a result of a number of factors. These factors include the integration of people, operations, and products from acquired businesses and technologies, especially StrataCom; increased competition in the internetworking industry; the overall trend toward industry consolidation; the introduction and market acceptance of new products, including high-speed switching and ATM technologies; variations in sales channels, product costs, or mix of products sold; the timing of orders and manufacturing lead times; and changes in general economic conditions, any of which could have a material adverse impact on operations and financial results.

       In April 1996, the Company announced an agreement with the State of California and the City of San Jose that provides for the acquisition of approximately 139 acres of land located in northeast San Jose subject to certain conditions. The transaction is valued at approximately $95 million, with the counterparties providing approximately $25 million in infrastructure and improvements. The Company anticipates that this site will accommodate its growth for the next five years. Certain legal challenges were raised subsequent to the announcement of the agreement that may impact the Company's ability to complete this acquisition. Although there are alternative sites, they may not be as cost effective or suitable for the Company's needs. The Company's inability to successfully purchase this land may impede it from having facilities adequate to meet future demand.

       The Company's corporate headquarters, including most of its research and development operations and its manufacturing facilities, are located in the Silicon Valley area of Northern California, a region known for seismic activity. Operating results could be materially affected by a significant earthquake.

       COMPARISON OF 1995 AND 1994:

       Net sales grew to $2,233 million in 1995 from $1,334 million in 1994. The 67.3% increase in net sales during the year was primarily a result of increasing unit sales of the Cisco 7010, the Cisco 7000, and the Cisco 2500 series; greater market acceptance of ATM WAN switching products; sales of new products including the Cisco 4500; and the initial market acceptance of the Company's high-speed switching products. These increases were partially offset by decreasing unit sales of the Company's older product lines, comprising the AGS+ as well as the Cisco 2000 and Cisco 3000 series. Sales to international customers were 41.7% of net sales in 1995 compared with 41.3% in 1994. This moderate increase reflects the Company's continued expansion into new geographic markets.

       Gross margins increased to 66.7% of net sales in 1995 from 66.2% in 1994. Gross margins improved as a result of several factors, including lower material costs achieved through volume and prompt payment discounts, certain manufacturing overhead efficiencies, and a decrease in warranty expenses. This improvement was partially offset by the continued shift in revenue mix to the Company's lower-margin remote access products.

       Research and development expenses increased $104.1 million in 1995 over 1994, an increase to 9.4% of net sales in 1995 from 8.0% in 1994. The increase reflected the Company's ongoing research and development efforts, including the further development of its CiscoFusion architecture, as well as the acquisition of technologies to bring a broad range of products to market in a timely fashion. A significant portion of the increase was due to the addition of new personnel, primarily from hiring and to a lesser extent through acquisitions, as well as higher material costs for prototypes and depreciation on new equipment.

       Sales and marketing expenses increased $174.5 million in 1995 over 1994, an increase to 17.9% of net sales from 16.9%. The increase in these expenses resulted from an increase in the size of the Company's direct sales force and its commissions, additional marketing programs to support the launch of new products, the entry into new markets both domestic and international, and expansion of distribution channels.

       General and administrative expenses rose $33.8 million in 1995, a slight decrease to 3.8% from 3.9% of net sales. The increase in the dollar amount of these expenses reflects increased personnel costs, implementation of the Company's new information system, and the amortization of goodwill since the date of the acquisition of the assets and assumption of the liabilities of LightStream (see note 3). The amount expensed to purchased research and development related to the acquisition of the assets and assumption of the liabilities of LightStream (see note
       3).

       Interest and other income, net, was $40.0 million in 1995 and $22.3 million in 1994. Interest income rose as a result of higher average investment balances in 1995 versus 1994.

       LIQUIDITY AND CAPITAL RESOURCES

       Cash, short-term investments, and investments were $1,870 million at July 28, 1996, an increase of $895.4 million from 1995. The increase reflects cash generated by operations and, to a lesser extent, the exercise of employee stock options. This increase was partially offset by capital expenditures of approximately $282.8 million and by the repurchase of $115.6 million of common stock during the year. The company entered into an agreement to purchase Telebit Corporation for $200 million in cash; It anticipates that it will make the disbursement in the first quarter of fiscal 1997.

       Accounts receivable rose 47.7% during 1996, while sales grew by 83.5%. Days sales outstanding in receivables were 44 days at the end of the year versus 54 days at July 30, 1995. Inventories increased by 268.2% in 1996 compared with 1995 because of production planning associated with higher sales levels and desired manufacturing lead times, particularly on new products. The growth in inventory in recent quarters may result in future write-downs due to obsolescence if the Company does not correctly anticipate market demand for certain products. At the same time, the Company recognizes that it must maintain strategic levels of components to ensure its manufacturing lead times will remain competitive. As such, the Company may carry more inventory than it has historically.

       Accounts payable increased by 156.9% in 1996 compared to 1995 because of increases in operating expenses and material purchases to support the growth in net sales. The 108.0% increase in accrued payroll and related expenses can be attributed to a 102.2% increase in personnel during the year. Other accrued liabilities increased by 53.5% over 1995, primarily because of increases in deferred service contract revenues, as well as accruals made for merger-related costs associated with the StrataCom acquisition.

       At July 28, 1996, the Company had a line of credit totaling $100.0 million, which expires April 1998. There have been no borrowings under this agreement.

       The Company has entered into certain lease arrangements in San Jose, California, and Research Triangle Park, North Carolina, where it has established its headquarters operations, certain research and development, and customer support activities. In connection with these transactions, the Company pledged $228.6 million of its investments as collateral for certain obligations of the leases. The restricted investments balance will continue to increase as the Company continues to expand its operations at these and other possible lease sites.

       Under the Company's stock repurchase program, shares have been purchased periodically to meet employee stock plan requirements. On October 9, 1996, the Company terminated its share repurchase program. Approximately
       7.2 million shares of common stock have been repurchased by the Company since the original authorization of the program in August 1994.

       The Company's management believes that its current cash and equivalents, short-term investments, line of credit, and cash generated from operations will satisfy its expected working capital and capital expenditure requirements through fiscal 1997.

       ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                               CISCO SYSTEMS, INC.

                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                                     July 28,          July 30,
                                                                      1996               1995
                                                                      ----               ----
   ASSETS
   Current assets:
     Cash and equivalents                                          $   279,695       $   284,388
     Short-term investments                                            758,489           279,754
     Accounts receivable, net of allowance for doubtful
       accounts of $21,074 in 1996 and $18,427 in 1995                 622,859           421,747
     Inventories, net                                                  301,188            81,805
     Deferred income taxes                                             101,827            88,038
     Prepaid expenses and other current assets                          95,582            28,428
                                                                   -----------       -----------
          Total current assets                                       2,159,640         1,184,160
   Investments                                                         832,114           410,798
   Restricted investments                                              228,644           173,073
   Property and equipment, net                                         331,315           172,561
   Other assets                                                         78,519            51,357
                                                                   -----------       -----------
          Total assets                                             $ 3,630,232       $ 1,991,949
                                                                   ===========       ===========
   LIABILITIES AND SHAREHOLDERS' EQUITY
   Current liabilities:
     Accounts payable                                              $   153,683       $    59,812
     Income taxes payable                                              169,894            71,970
     Accrued payroll and related expenses                              195,197            93,863
     Other accrued liabilities                                         250,579           163,236
                                                                   -----------       -----------
          Total current liabilities                                    769,353           388,881
   Commitments (note 7)
   Minority interest                                                    41,257            40,792
   Shareholders' equity:
     Preferred stock, no par value, 5,000 shares authorized:
       none issued or outstanding in 1996 and 1995
     Common stock, no par value, 1,200,000 shares authorized:
       649,284 shares issued and outstanding in 1996 and
        617,176 shares in 1995                                         888,067           508,674
     Retained earnings                                               1,777,369           996,805
     Unrealized gain on marketable securities                          158,848            50,948
     Cumulative translation adjustments                                 (4,662)            5,849
                                                                   -----------       -----------
          Total shareholders' equity                                 2,819,622         1,562,276
                                                                   -----------       -----------
          Total liabilities and shareholders' equity               $ 3,630,232       $ 1,991,949
                                                                   ===========       ===========

   The accompanying notes are an integral part of these financial statements.

                               CISCO SYSTEMS, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per-share amounts)

                                                                 Years Ended
                                                 ------------------------------------------
                                                  July 28,         July 30,      July 31,
                                                    1996            1995           1994
                                                 ----------      ----------      ----------
   Net sales                                     $4,096,007      $2,232,652      $1,334,436
   Cost of sales                                  1,409,862         742,860         450,591
                                                 ----------      ----------      ----------
      Gross margin                                2,686,145       1,489,792         883,845
   Expenses:
     Research and development                       399,291         210,815         106,680
     Sales and marketing                            726,278         399,983         225,511
     General and administrative                     159,770          85,271          51,484
     Purchased research and development                              95,760
                                                 ----------      ----------      ----------
      Total operating expenses                    1,285,339         791,829         383,675
                                                 ----------      ----------      ----------
   Operating income                               1,400,806         697,963         500,170
   Interest and other income, net                    64,019          40,014          22,330
                                                 ----------      ----------      ----------
   Income before provision for income taxes       1,464,825         737,977         522,500
   Provision for income taxes                       551,501         281,488         199,519
                                                 ----------      ----------      ----------
      Net income                                 $  913,324      $  456,489      $  322,981
                                                 ==========      ==========      ==========
   Net income per common share                   $     1.37      $     0.72      $     0.54
                                                 ==========      ==========      ==========
   Shares used in per-share calculation             666,586         630,711         596,539
                                                 ==========      ==========      ==========

   The accompanying notes are an integral part of these financial statements.

                               CISCO SYSTEMS, INC.

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                 (In thousands)

                                        Common Stock
                                                                                     Unrealized                            Total
                                 Number                                               Gain on          Cumulative         Share-
                                  of                                Retained         Marketable       Translation         holders'
                                 Shares            Amount           Earnings         Securities        Adjustment          Equity
                               -----------       -----------       -----------       -----------      -----------       -----------
Balances July 25, 1993             556,460       $   210,290       $   311,676                        $      (428)      $   521,538
Issuance of common stock
  under stock option and
  purchase plans                    15,313            24,810                                                                 24,810
Tax benefits related to
  disqualifying
  dispositions of stock
  options                                             36,283                                                                 36,283
Pooling of interests with
  Crescendo
  Communications, Inc.               6,792            11,295           (12,855)                                              (1,560)
Net income                                                             322,981                                              322,981
Translation adjustments                                                                                       270               270
                               -----------       -----------       -----------       -----------      -----------       -----------
Balances July 31, 1994             578,565           282,678           621,802                               (158)          904,322
Issuance of common stock
  under stock option and
  purchase plans                    15,733            53,660                                                                 53,660
Issuance of common stock
  in conjunction with a
  secondary offering
  by StrataCom                       6,900            81,688                                                                 81,688
Tax benefits related to
  disqualifying
  dispositions of stock
  options                                             59,348                                                                 59,348
Common stock repurchases            (4,188)           (2,073)          (67,808)                                             (69,881)
Pooling of interests with
  Newport Systems
  Solutions(TM), Inc.                6,524             6,805             1,603                                                8,408
Pooling of interests with
  Kalpana(R), Inc.                  13,642            26,568           (15,281)                                              11,287
Unrealized gains
  on marketable
  securities                                                                         $    50,948                             50,948
Net income                                                             456,489                                              456,489
Translation adjustments                                                                                     6,007             6,007
                               -----------       -----------       -----------       -----------      -----------       -----------
Balances July 30, 1995             617,176           508,674           996,805            50,948            5,849         1,562,276

                               CISCO SYSTEMS, INC.

                                 (In thousands)

                                                                                     Unrealized                            Total
                                 Number                                               Gain on          Cumulative          Share-
                                   of                               Retained         Marketable        Translation         holders'
                                 Shares            Amount           Earnings         Securities        Adjustment          Equity
                               -----------       -----------       -----------       -----------       -----------       -----------
Balances July 30, 1995             617,176           508,674           996,805            50,948             5,849        1,562,276
Issuance of common stock
  under stock option
  and purchase plans                19,072           116,554                                                                116,554
Tax benefits related to
  disqualifying
  dispositions of stock
  options                                            198,468                                                                198,468
Common stock repurchases            (3,060)           (3,876)         (111,745)                                            (115,621)
Pooling of interests with
  Combinet, Inc.                     3,525            13,262            (6,920)                                               6,342
Pooling of interests with
  Grand Junction
  Networks, Inc.                     9,171            17,064           (17,994)                                                (930)
Pooling of interests with
  TGV Software, Inc.                 2,398            32,254             3,834                                               36,088
Other acquisitions                   1,002             5,667                65                                                5,732
Unrealized gains on
  marketable securities                                                                  107,900                            107,900
Net income                                                            913,324                                               913,324
Translation adjustments                                                                                    (10,511)         (10,511)
                               -----------       -----------       -----------       -----------       -----------       -----------
Balances, July 28, 1996            649,284       $   888,067       $ 1,777,369       $   158,848       $    (4,662)      $ 2,819,622
                               ===========       ===========       ===========       ===========       ===========       ===========

   The accompanying notes are an integral part of these financial statements.

                               CISCO SYSTEMS, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                         Years Ended
                                                        -----------------------------------------------
                                                          July 28,         July 30,           July 31,
                                                           1996              1995               1994
                                                        -----------       -----------       -----------
Cash flows from operating activities:
  Net income                                            $   913,324       $   456,489       $   322,981
  Adjustments to reconcile net income to
   net cash provided by operating activities:
    Depreciation and amortization                           132,594            74,961            36,293
    Provision for doubtful accounts                          18,548            15,213             5,102
    Provision for inventory allowances                       53,025            55,783            17,597
    Deferred income taxes                                   (74,292)          (74,856)          (31,406)
    Tax benefit of disqualifying dispositions               198,468            59,348            36,283
    Change in operating assets and liabilities:
       Accounts receivable                                 (219,628)         (181,083)         (117,726)
       Inventories                                         (272,408)         (104,484)          (24,784)
       Prepaid expenses and other current
         assets                                             (67,154)          (16,725)           (5,882)
       Accounts payable                                      93,773            22,605             8,834
       Income taxes payable                                  97,924            27,976            26,200
       Accrued payroll and related expenses                 101,221            43,485            21,810
       Other accrued liabilities                             87,331            64,121            33,020
                                                        -----------       -----------       -----------
           Net cash provided by operating
             activities                                   1,062,726           442,833           328,322
                                                        -----------       -----------       -----------
Cash flows from investing activities:
  Purchases of short-term investments                      (786,197)         (341,578)         (172,069)
  Proceeds from sales and maturities of short-term
    investments                                             641,974           295,234           151,269
  Purchases of investments                                 (809,098)         (289,569)         (560,090)
  Proceeds from sales and maturities of
    investments                                             219,178           228,680           348,123
  Purchases of restricted investments                      (164,624)         (160,396)          (74,343)
  Proceeds from sales and maturities of
    restricted investments                                  115,429           100,472            52,341
  Acquisition of property and equipment                    (282,840)         (151,828)          (69,831)
  Acquisition of business, net of cash acquired
    and purchased research and development                                    (17,920)
  Other                                                       8,337             5,273            (2,966)
                                                        -----------       -----------       -----------
        Net cash used by investing activities            (1,057,841)         (331,632)         (327,566)
                                                        -----------       -----------       -----------
Cash flows from financing activities:
  Issuance of common stock                                  116,554           135,348            24,810
  Common stock repurchases                                 (115,621)          (69,881)
  Proceeds from sale of subsidiary stock                                       40,548
  Other                                                     (10,511)            6,007               270
                                                        -----------       -----------       -----------
        Net cash (used) provided by financing
          activities                                         (9,578)          112,022            25,080
                                                        -----------       -----------       -----------
Net (decrease) increase in cash and
  equivalents                                                (4,693)          223,223            25,836
Cash and equivalents, beginning of period                   284,388            61,165            35,329
                                                        -----------       -----------       -----------
Cash and equivalents, end of period                     $   279,695       $   284,388       $    61,165
                                                        ===========       ===========       ===========

   Non-cash investing and financing activities are as follows:

                                                          July 28,      July 30,
                                                            1996          1995
       Transfers of securities to restricted
         investments                                      $  3,586      $ 27,249
                                                          ========      ========
       Unrealized gain on marketable securities
                                                          $173,054      $ 82,704
                                                          ========      ========

   The accompanying notes are an integral part of these financial statements.

                               CISCO SYSTEMS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              (Dollar values in thousands, except exercise prices)

       1.   DESCRIPTION OF BUSINESS

       Cisco Systems, Inc. ("Cisco" or "the Company") develops, manufactures, markets and supports high-performance, multiprotocol internetworking systems that link geographically dispersed local-area and wide-area networks ("LANs" and "WANs", respectively). Cisco's products include a wide range of routers, LAN and WAN switches, dial access servers, and network management solutions. The Company sells its products in approximately 75 countries through a combination of direct sales and reseller and distribution channels.

       2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

            Fiscal Year The Company's fiscal year is the 52 or 53 weeks ending on the last Sunday in July. The fiscal years ended July 28, 1996, July 30, 1995, and July 31, 1994 comprised 52, 52, and 53 weeks, respectively. Commencing with fiscal year 1997, the Company's fiscal year will be the 52- or 53-week period ending on the last Saturday in July.

            Principles of Consolidation The consolidated financial statements include the accounts of Cisco Systems, Inc. and its subsidiaries. All significant intercompany accounts and transactions have been eliminated.

            Cash and Equivalents The Company considers cash and all highly liquid investments purchased with an original or remaining maturity of less than three months at the date of purchase to be cash equivalents. Substantially all of its cash and equivalents are custodied with three major financial institutions.

            Short-Term Investments The Company's short-term investments comprise U.S., state, and municipal government obligations and corporate securities. These investments are carried at market value and have maximum maturities of one year. Nearly all short-term investments are held in the Company's name and custodied with two major financial institutions.

            Inventories Inventories are stated at the lower of cost or market. Cost is computed using standard cost, which approximates actual cost on a first-in, first-out basis.

            Investments Investments consist of U.S., state, and municipal government obligations, foreign and corporate securities with maturities of more than one year. These investments are carried at market value. Investments are held in the Company's name and custodied with two major financial institutions.

            Restricted Investments Restricted investments consist of U.S. governmental obligations with maturities of more than one year. These investments are carried at market value and are restricted as to withdrawal (see note 7). Restricted investments are held in the Company's name and custodied with one major financial institution.

                               CISCO SYSTEMS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              (Dollar values in thousands, except exercise prices)

            Fair Value of Financial Instruments Carrying amounts of certain of the Company's financial instruments including cash and cash equivalents, accrued payroll, and other accrued liabilities approximate fair value because of their short maturities. The fair values of investments are determined using quoted market prices for those securities or similar financial instruments.

            Concentrations Cash and cash equivalents are, for the most part, maintained with several major financial institutions in the United States. Deposits held with banks may exceed the amount of insurance provided on such deposits. Generally these deposits may be redeemed upon demand and therefore, bear minimal risk.

       The Company performs ongoing credit evaluations of its customers and generally does not require collateral from its customers.

       The Company receives certain of its custom semiconductor chips for some of its products from sole suppliers. Additionally, the Company relies on a limited number of hardware manufacturers. The inability of any vendor or manufacturer to fulfill supply requirements of the Company could impact future results. The Company continually monitors exposures in this regard.

            Revenue Recognition The Company generally recognizes product revenue upon shipment of product. Revenue from service obligations is deferred and recognized over the lives of the contracts. The Company accrues for warranty costs, sales returns, and other allowances at the time of shipment.

            Depreciation and Amortization Property and equipment are stated at cost and depreciated on a straight-line basis over the estimated useful lives of the assets. Such lives vary from two and one-half to five years.

              Income Taxes The Company accounts for income taxes pursuant to Statement of Financial Accounting Standard No. 109, "Accounting for Income Taxes," which uses the liability method to calculate deferred income taxes. The realization of deferred tax assets is based on historical tax positions and expectations about future taxable income.

              Computation of Net Income per Common Share Net income per common share is computed using the weighted average number of common and dilutive common equivalent shares outstanding during the period. Dilutive common equivalent shares consist of stock options.

              Foreign Currency Translation The Company's international subsidiaries use their local currency as their functional currency. Assets and liabilities are translated at exchange rates in effect at the balance sheet date, and income and expense accounts at average exchange rates during the year. Resulting translation adjustments are recorded directly to a separate component of shareholders' equity.

              Forward Exchange Contracts The Company enters into forward exchange contracts to minimize the short-term impact of foreign currency fluctuations on assets and liabilities denominated in currencies other

                               CISCO SYSTEMS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              (Dollar values in thousands, except exercise prices)

       than the functional currency of the reporting entity. Gains and losses on these contracts are recognized in net income in the period in which exchange rate changes occur. Fair market values of exchange contracts are determined using published rates.

              Use of Estimates The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

              Recent Accounting Pronouncements During March 1995, the Financial Accounting Standards Board issued Statement No. 121 (SFAS No. 121), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," which requires the Company to review for the impairment of long-lived assets, certain identifiable intangibles, and goodwill related to those assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In certain situations, an impairment loss would be recognized. SFAS No. 121 will be effective for the Company's fiscal year 1997. The Company has studied the implications of the statement, and based on its initial evaluation, does not expect it to have a material impact on the Company's financial condition or results of operations upon adoption.

       During October 1995, the Financial Accounting Standards Board issued Statement No. 123 (SFAS No. 123), "Accounting for Stock-Based Compensation." This statement, which establishes a fair value-based method of accounting for stock-based compensation plans, also permits an election to continue following the requirements of APB Opinion No. 25, "Accounting for Stock Issued to Employees," with disclosures on a pro forma basis of net income and earnings per share under the new method. The Company is required to adopt SFAS No. 123 by fiscal 1997, and upon adoption, will elect to continue to measure compensation cost for its employee stock compensation plans using the intrinsic value-based method of accounting prescribed by APB Opinion No. 25. Pro forma disclosure of net income and earnings per share will reflect the difference between compensation cost included in net income and the related cost measured by the fair value-based method defined in SFAS No. 123, including tax effects, that would have been recognized in the consolidated statement of operations if the fair value-based method had been used.

       3.   BUSINESS COMBINATIONS

       All applicable share and per share data have been restated to give effect to all stock splits.

                               CISCO SYSTEMS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              (Dollar values in thousands, except exercise prices)

       POOLING OF INTERESTS COMBINATIONS

       In September 1993, the Company acquired Crescendo Communications, Inc. ("Crescendo"), a networking company that provides high-performance workgroup solutions. The Company issued approximately 6.8 million shares of common stock for all the outstanding shares of common stock of Crescendo in a transaction that was accounted for as a pooling of interests. The Company also assumed options and warrants to purchase Crescendo stock that remain outstanding as options to purchase approximately .3 million shares of the Company's common stock.

       In August 1994, the Company acquired Newport Systems Solutions, Inc. ("Newport"), a privately held networking company providing software-based routers for remote network sites. The Company issued approximately 6.5 million shares of common stock for all the outstanding stock of Newport in a transaction accounted for as a pooling of interests. The Company also assumed options to purchase Newport stock that remain outstanding as options to purchase approximately .2 million shares of the Company's common stock.

       In December 1994, the Company acquired Kalpana, Inc. ("Kalpana"), a privately held manufacturer of Ethernet switches. Under the terms of the agreement, the Company issued approximately 13.6 million shares of common stock for all the outstanding stock of Kalpana in a transaction accounted for as a pooling of interests. In connection with this transaction, the Company assumed options to purchase Kalpana stock that remain outstanding as options to purchase approximately .6 million shares of the Company's common stock.

       In September 1995, the Company acquired Combinet Inc. ("Combinet"), a privately held manufacturer of remote access networking products. The Company issued approximately 3.5 million shares of common stock for all the outstanding stock of Combinet in a transaction also accounted for as a pooling of interests. In addition, the Company assumed options and warrants to purchase Combinet stock that remain outstanding as options to purchase approximately .3 million shares of the Company's common stock.

       In November 1995, the Company acquired Grand Junction Networks, Inc. ("Grand Junction") a privately held manufacturer of Fast Ethernet (100BaseT) and Ethernet desktop switching products. Under the terms of the agreement, the Company issued approximately 9.2 million shares of common stock for all the outstanding stock of Grand Junction in a transaction accounted for as a pooling of interests. The Company also assumed options to purchase Grand Junction stock that remain outstanding as options to purchase approximately .5 million shares of the Company's common stock.

       In March 1996, the Company acquired TGV Software Inc. ("TGV"), a publicly-held developer of internetworking software. The company issued approximately 2.4 million shares of common stock for all the outstanding shares of TGV in a transaction accounted for as a pooling of interests. The Company also assumed options to purchase TGV stock that remain outstanding as options to purchase approximately .3 million shares of the Company's common stock.

                               CISCO SYSTEMS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              (Dollar values in thousands, except exercise prices)

       The historical operations of the above companies are not material to the Company's consolidated operations and financial position on either an individual or an aggregated basis. Therefore, prior period statements have not been restated for these acquisitions.

       On July 9, 1996, the Company acquired StrataCom, Inc.("StrataCom"). Under the terms of the agreement, one share of Cisco common stock was exchanged for each outstanding share of StrataCom, Inc. Approximately 76.4 million shares of common stock were issued to acquire StrataCom.

       The Company also assumed options to purchase StrataCom stock that remain outstanding as options to purchase approximately 11.5 million shares of the Company's common stock. The transaction was accounted for as a pooling of interests; therefore, all prior periods presented have been restated as if the merger took place at the beginning of the earliest period presented.

       Prior to the merger, StrataCom used a calendar year end. Restated financial statements of the Company combine the July 28, 1996, July 30, 1995 and July 31, 1994 results of Cisco Systems Inc. with the June 30, 1996, July 1, 1995 and July 1, 1994 results of StrataCom, respectively. No adjustments have been made to conform accounting policies of the entities. However, as noted below, StrataCom's historical results have been adjusted to reflect an increase in income taxes because of the elimination of a previously provided valuation allowance on its deferred tax asset as of the earliest period presented. There were no significant intercompany transactions requiring elimination in any period presented. In order for both companies to operate on the same fiscal calendar for 1997, StrataCom's operations for the one-month period ended July 28, 1996 that are not material to the consolidated companies will be reflected as an adjustment to retained earnings in the first quarter of fiscal 1997.

       The following table shows the historical results of the Company and StrataCom for the periods prior to the consummation of the merger of the two entities:

                               CISCO SYSTEMS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              (Dollar values in thousands, except exercise prices)

                                                                                    Year ended
                                                         Nine Months       -----------------------------
                                                       Ended April 30,       July 30,          July 31,
                                                            1996              1995               1994
                                                         -----------       -----------       -----------
       Revenues:
                            Cisco                        $ 2,521,820       $ 1,978,916       $ 1,242,975
                            StrataCom                        282,037           253,736            91,461
                                                         -----------       -----------       -----------
                                Total                    $ 2,803,857       $ 2,232,652       $ 1,334,436
                                                         ===========       ===========       ===========
       Net Income:
                            Cisco as prevously
                              reported                   $   594,777       $   421,008       $   314,867
                            StrataCom as prevously
                              reported                        44,542            37,873             9,818
                                                         -----------       -----------       -----------
                                Total                        639,319           458,881           324,685
                            Adjustment to reflect
                              elimination of
                              valuation allowance             (2,546)           (2,392)           (1,704)
                                                         -----------       -----------       -----------
                            Net income, as restated      $   636,773       $   456,489       $   322,981
                                                         ===========       ===========       ===========

       PURCHASE COMBINATIONS

       In January 1995, the Company acquired substantially all of the assets and assumed the liabilities of LightStream Corporation("LightStream"), a developer of enterprise-class ATM switching technology, for $120.0 million in cash and related acquisition costs of approximately $.5 million.

       The acquisition was accounted for as a purchase. Accordingly, the results of operations of the acquired business and the fair market values of the acquired assets and assumed liabilities were included in the Company's financial statements as of the effective date.

       The purchase price was allocated to the acquired assets and assumed liabilities based on fair market values as follows:

                    Cash                                              $   6,320
                    Accounts receivable                                   2,777
                    Other current assets                                    101
                    Property and equipment                                1,815
                    Purchased research and development                   95,760
                    Goodwill                                             19,710
                    Current liabilities                                  (5,983)
                                                                      ---------
                                                                      $ 120,500
                                                                      =========

       The amount allocated to purchased research and development was determined through known valuation techniques in the high-technology communications industry and was immediately expensed in the period of acquisition because technological feasibility had not been established and no alternative commercial use had been identified. Remaining amounts allocated to goodwill are being amortized on a straight-line basis over two years.

              The following summary, prepared on a pro forma basis, combines the results of operations as if LightStream had been acquired as of the beginning of the periods presented. The summary includes the impact of certain adjustments such as goodwill amortization and estimated changes

                               CISCO SYSTEMS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              (Dollar values in thousands, except exercise prices)

       in interest income because of cash outlays associated with the transaction and the related income tax effects (in thousands, except per-share amounts):

                                                        Twelve months ended
                                                      --------------------------
                                                       July 30,        July 31,
                                                        1995            1994
                                                      ----------      ----------
                                                              (Unaudited)
                       Sales                          $2,241,046      $1,336,324
                       Net income                     $  445,937      $  307,790
                       Net income per share           $     0.71      $     0.52

       The pro forma results are not necessarily indicative of what actually would have occurred if the acquisition had been in effect for the entire periods presented. In addition, they are not intended to be a projection of future results and do not reflect any synergies that might be achieved from the combined operations.

       In September 1995, the Company acquired Internet Junction, Inc. ("Internet Junction"), a developer of Internet gateway software that connects desktop users with the Internet. The Company issued .2 million shares of stock for the net assets of Internet Junction in a transaction accounted for as a purchase. Accordingly, the results of operations of the acquired business and the fair market values of the acquired assets and liabilities were included in the Company's financial statements as of the acquired date. Amounts allocated to goodwill are being amortized on a straight-line basis over a four-year period. Pro forma information is not presented, because the results of Internet Junction's operations are not material to the Company's historical results.

       BUSINESS COMBINATIONS PENDING OR COMPLETED SUBSEQUENT TO YEAR-END

       In September 1996, the Company acquired Nashoba Networks ("Nashoba"). The Company issued approximately 1.6 million shares of common stock for all the outstanding stock of Nashoba in a transaction accounted for as a pooling of interests. The Company also assumed options to purchase Nashoba stock that remain outstanding as options to purchase approximately .2 million shares of the Company's common stock. The historical operations of Nashoba and the impact of the transaction are not material to the financial position of the Company. The Company also assumed options to purchase Nashoba stock that remain outstanding as options to purchase approximately .5 million shares of the Company's common stock.

       In September 1996, the Company acquired Granite Systems, Inc. ("Granite"), a company established to develop, market, and sell multilayer switching and gigabit Ethernet equipment. The Company issued approximately 2.2 million shares of common stock for all the outstanding stock of Granite in a transaction accounted for as a pooling of interests. The Company also assumed options to purchase Granite stock that remain outstanding as options to purchase approximately 1.7 million shares of the Company's common stock. The historical results of operations of Granite are not material to the financial position of the Company.

                               CISCO SYSTEMS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              (Dollar values in thousands, except exercise prices)

       On July 22, 1996, the Company entered into an agreement to acquire Telebit Corporation ("Telebit") and its Modem ISDN Channel Aggregation
       (MICA) technologies for $200 million in cash. The transaction will be accounted for as a purchase of assets and is expected to be completed in October 1996, subject to certain shareholder and regulatory approvals. Under the terms of the agreement, the Company will purchase Telebit patents, MICA intellectual property and establish employment contracts with MICA personnel, and will assume preferred stock and notes receivable of $35 million in respect of a planned management buyout of the remaining assets of Telebit. Subsequent to the signing of this agreement, a class action law suit was filed on behalf of shareholders of Telebit alleging that the acquisition price was too low. The Company was named as one of the defendants in that law suit, but believes that the claim against it is without merit and will not result in any material loss to the Company. Consequently, no amount has been accrued for any loss that may occur.

       On October 14, 1996, the Company entered into an agreement to acquire Netsys Technologies ("Netsys"), a privately held innovator of network infrastructure management and performance analysis software. Under the terms of the agreement, shares of the Company's common stock worth approximately $79 million will be exchanged for all outstanding shares and options of Netsys. The Company has held a minority equity interest in Netsys since February 1995 along with a strategic reseller agreement.
       The agreement is subject to the receipt of certain government approvals and approval by Netsys shareholders and is expected to be completed by November 1996.

       4.   BALANCE SHEET DETAIL

            Inventories, net:

                                                                   1996            1995
                                                                 ---------       ---------
                    Raw materials                                $ 134,531       $  34,913
                    Work in process                                 99,723          25,611
                    Finished goods                                  51,920           9,962
                    Demonstration systems                           15,014          11,319
                                                                 ---------       ---------
                         Total                                   $ 301,188       $  81,805
                                                                 =========       =========
                  Property and equipment, net:
                    Leasehold improvements                       $  40,927       $  21,070
                    Computer equipment and related software        280,777         149,637
                    Production and engineering equipment           108,477          78,585
                    Office equipment, furniture,
                      fixtures, and other                          145,291          55,488
                                                                 ---------       ---------
                                                                   575,472         304,780
                    Less accumulated depreciation and
                      amortization                                (244,157)       (132,219)
                                                                 ---------       ---------
                         Total                                   $ 331,315       $ 172,561
                                                                 =========       =========

                               CISCO SYSTEMS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              (Dollar values in thousands, except exercise prices)

   4.   BALANCE SHEET DETAIL (CONTINUED)

                   Accrued payroll and related expenses:
                   Accrued wages, paid time off, and
                     related expenses                         $131,369      $ 63,965
                   Accrued bonuses                              63,828        29,898
                                                              --------      --------
                          Total                               $195,197      $ 93,863
                                                              ========      ========
                   Other accrued liabilities:
                   Deferred revenue                           $116,229      $ 62,738
                   Accrued warranties                           32,256        46,454
                   Other liabilities                           102,094        54,044
                                                              --------      --------
                          Total                               $250,579      $163,236
                                                              ========      ========

       5.   INVESTMENTS

       At July 28, 1996 and July 30, 1995, substantially all of the Company's investments were classified as available for sale. The difference between the cost and fair market value of those securities, net of the tax effect, is shown as a separate component of shareholders' equity.

       The following tables summarize the Company's securities:

                                                                                     Gross             Gross
                                                 Amortized       Unrealized        Unrealized          Market
           Issue, July 28, 1996                    Cost            Gains             Losses            Value
           -------------------------------      -----------      -----------       -----------       -----------
           U.S. government notes and bonds      $   445,539      $       192       $    (2,911)      $   442,820
           State, municipal, and county
             government notes and bonds           1,023,399            1,448            (5,860)        1,018,987
           Foreign government notes and
             bonds                                    2,498               42                               2,540
           Corporate notes and bonds                 62,766               99              (134)           62,731
           Corporate equity securities               30,900          357,049           (95,780)          292,169
                                                -----------      -----------       -----------       -----------
                                                $ 1,565,102      $   358,830       $  (104,685)      $ 1,819,247
                                                ===========      ===========       ===========       ===========

                                                               Gross           Gross
                                              Amortized      Unrealized      Unrealized       Market
         Issue, July 30, 1995                   Cost           Gains           Losses          Value
         --------------------------------     ---------      ---------       ---------       ---------
         U.S. government notes and bonds      $ 206,400      $     665       $  (3,030)      $ 204,035
         State, municipal, and county
           government notes and bonds           470,728          1,698          (5,011)        467,415
         Foreign government notes and
           bonds                                 38,841            433                          39,274
         Corporate notes and bonds               62,052             77            (243)         61,886
         Corporate equity securities              2,900         88,115                          91,015
                                              ---------      ---------       ---------       ---------
                                              $ 780,921      $  90,988       $  (8,284)      $ 863,625
                                              =========      =========       =========       =========

                               CISCO SYSTEMS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              (Dollar values in thousands, except exercise prices)

       The following table summarizes debt maturities (including restricted investments) at July 28, 1996:

                                                   Amortized            Fair
                                                     Cost               Value
                                                  ----------          ----------
           Less than one year                     $  730,387          $  726,691
           Due in 1-2 years                          277,722             278,484
           Due in 2-5 years                          495,466             492,190
           Due after 5 years                          30,627              29,713
                                                  ----------          ----------
             Total                                $1,534,202          $1,527,078
                                                  ==========          ==========

       Gross realized gains and losses on the sale of securities are calculated using the specific identification method and were not material to the Company's consolidated results of operations.

       During the year, the Company hedged its minority equity position in a publicly traded company. The hedge took the form of a cashless collar and was constructed as a series of purchased puts and sold calls, with the cost of the purchased puts exactly offset by the premium earned on the sold calls. The total face value of the puts and calls at July 28, 1996 was $220,452 and $276,514 respectively. The collar expires over a period of two years commencing October 1996. Unrealized gains or losses for the stock and associated hedge are reflected as a separate component of shareholders' equity. Any realized gains or losses on the combined position will be reflected in income in the period in which in which the stock is sold, or the hedge is terminated.

       6.   LINE OF CREDIT

       On May 22, 1995, the Company entered into a syndicated credit agreement under the terms of which a syndication of banks has committed a maximum of $100.0 million on an unsecured basis for cash borrowings and letters of credit. The commitments made under this agreement expire on April 30, 1998. During fiscal year 1996, the Company paid annual fees of approximately $.2 million. Outstanding borrowings under these arrangements bear interest at the London Interbank Offered Rate plus 31 basis points, or other alternative rates. The agreement specifies various financial covenants, including a variable floor on tangible net worth, all of which the Company has met. There have been no borrowings under this agreement.

       7.  COMMITMENTS

       LEASES
       In February 1993, the Company entered into an agreement to lease 46 acres of land located in San Jose, California, where it has established its headquarters operations. In July 1994, the Company entered into an agreement to lease 45 acres of land located in Research Triangle Park, North Carolina, where it expanded certain research and development and customer support activities. In February and April 1995, the Company entered into agreements to lease an additional 36 acres of land in San Jose, California, where it will further expand its headquarters operations. All of the leases have initial terms of five years and options to renew for an additional five years, subject to certain conditions.

                               CISCO SYSTEMS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              (Dollar values in thousands, except exercise prices)

       At any time during the terms of these land leases, the Company may purchase the land. If the Company elects not to purchase the land at the ends of the leases, the Company has guaranteed a residual value of approximately $55.9 million.

       In May 1993, August 1994, and May 1995, the Company entered into agreements to lease certain buildings to be constructed on the land described above. The lessors of the buildings have committed to fund up to a maximum of $170.2 million (subject to reductions based on certain conditions in the lease) for the construction of the buildings, with the portion of the committed amount actually used to be determined by the Company. Rent obligations for the buildings commenced on various dates and will expire at the same time as the land leases.

       The Company has an option to renew the building leases for an additional five years, subject to certain conditions.

       The Company may, at its option, purchase the buildings during the terms of the leases at approximately the amount expended by the lessors to construct the buildings. If the Company does not exercise the purchase options at the ends of the leases, the Company will guarantee a residual value of the buildings as determined at the lease inception date of each agreement (approximately $132.2 million at July 28, 1996).

       As part of the above lease transactions, the Company restricted $228.6 million of its securities as collateral for specified obligations of the lessor under the leases. These securities will be restricted as to withdrawal and will be managed by the Company subject to certain limitations under its investment policy. In addition, the Company must maintain a minimum consolidated tangible net worth of $750.0 million.

       The Company also leases office space in Santa Clara, California; Chelmsford, Massachusetts; and for its various U.S. and international sales offices.

       Future annual minimum lease payments under all noncancelable operating leases as of July 28, 1996, are as follows:

            1997                                                     $ 41,027
            1998                                                       34,445
            1999                                                       23,298
            2000                                                       16,917
            2001                                                       11,373
            Thereafter                                                 19,156
                                                                     --------
            Total minimum lease payments                             $146,216
                                                                     ========

       Rent expense totaled $36.8 million, $24.0 million, and $15.4 million for 1996, 1995, and 1994, respectively.

                               CISCO SYSTEMS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              (Dollar values in thousands, except exercise prices)

       FORWARD EXCHANGE CONTRACTS

       The Company conducts business on a global basis in several major international currencies. As such, it is exposed to adverse movements in foreign currency exchange rates. The Company enters into foreign exchange forward contracts to reduce currency exposures. These contracts principally hedge exposures associated with intercompany product sales denominated in Japanese, Canadian and Australian currencies and with intercompany commission obligations denominated in several European currencies and with intercompany commission obligations denominated in several European currencies. At the present time, the Company hedges only those currency exposures associated with certain nonfunctional currency assets and liabilities and does not generally hedge anticipated foreign currency cash flows.

       The Company does not enter into foreign exchange contracts for trading purposes. Gains and losses on the contracts are included in other income and offset foreign exchange gains or losses from the revaluation of intercompany balances or other current assets and liabilities denominated in currencies other than the functional currency of the reporting entity. The Company's forward currency contracts generally range from one to three months in original maturity. Foreign exchange contracts outstanding and their unrealized gains as of July 28, 1996 are summarized as follows:

                                         Notional       Notional
                                           Value          Value         Unrealized
                Currency                 Purchased        Sold             Gain
                ---------------------    ---------      ---------       ---------
                Japanese Yen             $   5,570      $ (40,013)      $     291
                Australian dollar            3,945        (33,360)            157
                Canadian dollar              5,112        (29,871)            178
                European currencies         35,045         (6,555)            122
                                         ---------      ---------       ---------
                  Total                  $  49,672      $(109,799)      $     748
                                         =========      =========       =========

       The Company's forward exchange contracts contain credit risk in that its banking counterparties may be unable to meet the terms of the agreements. However, the Company minimizes such risk by limiting its counterparties to major financial institutions. In addition, the potential risk of loss with any one party resulting from this type of credit risk is monitored. Management does not expect any material losses as a result of default by other parties.

       8.   MINORITY INTEREST

       In October 1994, the Company's Japanese subsidiary, Nihon Cisco Systems, K.K., completed the sale of preferred stock to a group of outside investors in a private placement. Aggregate proceeds to Nihon Cisco Systems, K.K. were approximately $40.5 million. The investors received 26.8% of the voting rights. The Company retains ownership of all issued and outstanding common stock of its subsidiary, amounting to 73.2% of the voting rights. Each share of preferred stock is convertible into one share of common stock at any time at the option of the holder. The net income of the subsidiary has not been material to date.

                               CISCO SYSTEMS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              (Dollar values in thousands, except exercise prices)

       9.   SHAREHOLDERS' EQUITY

       The Company's common stock was split two-for-one on March 4, 1994 and February 16, 1996. All applicable share and per-share data in these financial statements have been restated to give effect to these stock splits.

       Under the terms of the Company's Articles of Incorporation, the Board of Directors may determine the rights, preferences, and terms of the Company's authorized but unissued shares of preferred stock.

       10.    EMPLOYEE STOCK PURCHASE PLAN

       The Company has an Employee Stock Purchase Plan ("the Purchase Plan") under which 9.8 million shares of common stock have been reserved for issuance. Eligible employees may designate not more than 10% of their cash compensation to be deducted each pay period for the purchase of common stock under the Purchase Plan, and participants may purchase not more than $25 worth of common stock in any one calendar year. On the last business day of each calendar quarter, shares of common stock are purchased with the employees' payroll deductions over the immediately preceding six months, at a price per share of 85% of the lesser of the market price of the common stock on the purchase date or the market price on the first day of the period.

       The Purchase Plan will terminate no later than January 3, 2000. In 1996, 1995, and 1994, 1.3 million, 1.5 million, and 1.2 million shares respectively were issued under the Purchase Plan. At July 28, 1996, 3.4 million shares were available for issuance under the Purchase Plan.

       11.        STOCK OPTION PLANS

       The Company established a Stock Option Plan in 1987 under which it has reserved a total of 221.3 million shares of common stock for issuance to employees, officers, directors, consultants, and independent contractors. Both incentive and nonqualified stock options have been granted at prices not less than fair market value at the date of grant as determined by the Board of Directors. Although the Board has the authority to set other terms, the options are generally 25% exercisable one year from the date of grant and then ratably over the following 36 months.

                               CISCO SYSTEMS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              (Dollar values in thousands, except exercise prices)

       A summary of option activity follows:

                                                                            Options Outstanding
                                                             -------------------------------------------------
                                             Options
                                            Available                             Exercise
                                            for Grant          Options             Prices            Amount
                                          ------------       ------------       ------------      ------------
         Balances, July 25, 1993                14,407             36,442       $ .01-$13.44      $    159,817
         Options granted                       (12,241)            12,241         3.11-18.50           129,212
         Options exercised                                        (14,145)         .01-11.35           (15,138)
         Options canceled                        1,030             (1,030)         .08-18.50            (8,905)
         Additional shares reserved             16,000
                                          ------------       ------------       ------------      ------------
         Balances, July 31, 1994                19,196             33,508          .01-18.50           264,986
         Options granted                       (36,792)            36,792         4.07-28.88           623,401
         Options exercised                                        (14,232)         .01-18.50           (37,859)
         Options canceled                        2,207             (2,207)         .08-21.50           (26,763)
         Additional shares reserved             12,474
                                          ------------       ------------       ------------      ------------
         Balances, July 30, 1995                (2,915)            53,861          .01-28.88           823,765
         Options granted and assumed           (35,170)            35,170          .36-55.88           890,807
         Options exercised                                        (17,771)         .01-33.00           (84,147)
         Options canceled                        2,171             (2,171)         .31-55.88           (44,127)
         Additional shares reserved             52,170
                                          ------------       ------------       ------------      ------------
         Balances, July 28, 1996                16,256             69,089        $.01-$55.88      $  1,586,298
                                          ============       ============       ============      ============

       At July 28, 1996, approximately 21.7 million outstanding options were exercisable.

       The Company has, in connection with the acquisition of various companies, assumed the stock option plans of each acquired company. A total of 14.2 million shares of the Company's common stock have been reserved for issuance under the assumed plans, and the related options are included in the table above.

       12.   EMPLOYEE BENEFIT PLAN

       The Company has adopted a plan known as the Cisco Systems, Inc. 401 (k) Plan ("the Plan") to provide retirement and incidental benefits for its employees. As allowed under Section 401(k) of the Internal Revenue Code, the Plan provides tax-deferred salary deductions for eligible employees.

       Employees may contribute from 1% to 15% of their annual compensation to the Plan, limited to a maximum annual amount as set periodically by the Internal Revenue Service. The Company matches employee contributions dollar for dollar up to a maximum of $1.5 per year per person. All matching contributions vest immediately. In addition, the Plan provides for discretionary contributions as determined by the Board of Directors. Such contributions to the Plan are allocated among eligible participants in the proportion of their salaries to the total salaries of all participants. Company matching contributions to the Plan totaled $6.6 million in 1996, $3.5 million in 1995, and $1.8 million in 1994. No discretionary contributions were made in 1996, 1995, or 1994.

                               CISCO SYSTEMS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              (DOLLAR VALUES IN THOUSANDS, EXCEPT EXERCISE PRICES)

       13. INCOME TAXES

       The provision for income taxes consists of:

                                      1996             1995              1994
                                    ---------        ---------        ---------
         Federal:
             Current                $ 514,050        $ 288,656        $ 180,584
             Deferred                 (64,133)         (63,310)         (24,565)
                                    ---------        ---------        ---------
                                      449,917          225,346          156,019
         State:
             Current                   92,291           59,927           45,860
             Deferred                  (6,907)          (9,968)          (5,119)
                                    ---------        ---------        ---------
                                       85,384           49,959           40,741
         Foreign:
             Current                   19,452            7,761            4,481
             Deferred                  (3,252)          (1,578)          (1,722)
                                    ---------        ---------        ---------
                                       16,200            6,183            2,759
                                    ---------        ---------        ---------
                                    $ 551,501        $ 281,488        $ 199,519
                                    =========        =========        =========

   The Company paid income taxes of $335.1 million, $270.5 million, and $167.1 million, in 1996, 1995, and 1994, respectively.

   The items accounting for the difference between income taxes computed at the federal statutory rate and the provision for income taxes follow:

                                                       1996        1995        1994
                                                       ----        ----        ----
         Federal statutory rate                        35.0%       35.0%       35.0%
         Effect of:
             State rates, net of federal benefits       3.6         4.1         4.7
             Foreign Sales Corporation benefit         (2.9)       (2.5)
                                                                               (2.9)
             Tax-exempt interest                       (1.0)       (1.1)       (1.1)
             Tax credits                               (0.3)       (1.1)       (0.6)
             Other, net                                 3.2         4.1         2.7
                                                       ----        ----        ----
                                                       37.6%       38.1%       38.2%
                                                       ====        ====        ====

       The components of the deferred income tax assets follow:

                                                            1996            1995
                                                          ---------       ---------
         Other nondeductible accruals                     $  66,950       $  30,940
         Inventory allowances and capitalization             44,334          27,940
         Purchased research and development                  33,806          36,310
         Allowance for doubtful accounts and returns         26,632           9,167
         Accrued state franchise tax                         13,847           7,866
         Depreciation                                        10,451           7,990
         Deferred revenue                                     8,664           4,975
         Warranty accruals                                    8,406          10,072
         Unrealized gain on marketable securities           (95,296)        (31,756)
                                                          ---------       ---------
                                                          $ 117,794       $ 103,504
                                                          =========       =========

       The noncurrent portion of the deferred income tax assets, which totaled $16.0 million at July 28, 1996, and $15.5 million at July 30, 1995, is included in other assets.

                               CISCO SYSTEMS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              (Dollar values in thousands, except exercise prices)

       The Company's income taxes currently payable for federal, state and foreign purposes have been reduced by the tax benefit derived from stock options transactions. The U.S. benefit, which totaled $198.5 million in 1996 and $59.3 million in 1995, was credited directly to common stock.

       14.   GEOGRAPHIC INFORMATION AND MAJOR CUSTOMERS

       The Company operates in a single industry segment encompassing the design, development, manufacture, marketing, and technical support of internetworking products and services.

       In 1996, 1995, and 1994, no single customer accounted for 10% or more of the Company's net sales.

       International sales, primarily in Europe, the Pacific region, and Canada, were $1,976 million in 1996, $931 million in 1995, and $551 million in 1994. Export sales, primarily to these regions, were $1,530 million in 1996, $737 million in 1995, and $403 million in 1994.

       Summarized financial information by geographic region for 1996, 1995, and 1994 is as follows:

                                      1996              1995              1994
                                   -----------       -----------       -----------
         Net sales:
             United States         $ 4,024,482       $ 2,199,940       $ 1,332,281
             International             446,437           194,217           147,539
             Eliminations             (374,912)         (161,505)         (145,384)
                                   -----------       -----------       -----------
         Total                     $ 4,096,007       $ 2,232,652       $ 1,334,436
                                   ===========       ===========       ===========
         Operating income:
             United States         $ 1,379,994       $   692,174       $   502,015
             International              22,704             4,199             2,109
             Eliminations               (1,892)            1,590            (3,954)
                                   -----------       -----------       -----------
         Total                     $ 1,400,806       $   697,963       $   500,170
                                   ===========       ===========       ===========
         Identifiable assets:
             United States         $ 3,467,637       $ 1,869,197
             International             184,291           147,400
             Eliminations              (21,696)          (24,648)
                                   -----------       -----------
         Total                     $ 3,630,232       $ 1,991,949
                                   ===========       ===========

                        REPORT OF INDEPENDENT ACCOUNTANTS

       Board of Directors and Shareholders
       Cisco Systems, Inc.
       San Jose, California

       We have audited the accompanying consolidated balance sheets of Cisco Systems, Inc. and its subsidiaries as of July 28, 1996 and July 30, 1995 and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended July 28, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

       In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Cisco Systems, Inc. and its subsidiaries as of July 28, 1996 and July 30, 1995, and the consolidated results of their operations and their cash flows for each of the three years in the period ended July 28, 1996 in conformity with generally accepted accounting principles.

       /s/Coopers & Lybrand L.L.P.

       San Jose, California
       August 13, 1996, except for Note 3 for
       which the date is October 14, 1996.

                          SUPPLEMENTARY FINANCIAL DATA

                            1996 AND 1995 BY QUARTER
              (Unaudited) (in thousands, except per-share amounts)

       (In thousands, except per-share amounts)

                               July 28,     Apr. 28,     Jan. 28,      Oct. 29,      July 30,    Apr. 30,    Jan. 29,      Oct. 30,
                                 1996         1996         1996          1995          1995        1995        1995          1994
                                 ------------------------------------------------------------------------------------------------
    Net Sales                 $1,292,150   $1,087,056   $  918,510   $  798,291   $  701,213   $  581,497   $  515,983   $  433,959
    Gross margin                 839,499      709,902      606,195      530,549      468,048      388,516      343,513      289,715
    Operating income             423,872      376,572      321,511      278,851      240,618      207,065       90,890      159,390
    Income before provision
    for income taxes
                                 442,715      393,244      337,157      291,709      251,740      219,087       99,861      167,289
    Net income                $  276,551   $  245,649   $  209,737   $  181,387   $  155,324   $  135,174   $   62,140   $  103,851
    Net income
      per common share        $      .41   $      .37   $      .31   $      .28   $      .24   $      .21   $      .10   $      .17

       ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

       None.

                                    PART III

       ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

       The information regarding Directors appearing under the caption "Election of Directors" in the Company's proxy statement to be mailed to Shareholders on or before October 4, 1996, is incorporated herein by reference.

       ITEM 11. EXECUTIVE COMPENSATION

       The information appearing at the end of Part I and under the caption "Executive Compensation" in the Company's proxy statement to be mailed to Shareholders on or before October 4, 1996, is incorporated herein by reference.

       ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

       The information appearing under the captions "Election of Directors" and "Ownership of Securities" in the Company's proxy statement to be mailed to Shareholders on or before October 4, 1996, is incorporated herein by reference.

       ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

       The information appearing under the caption "Ownership of Securities" and "Certain Relationships and Related Transactions" in the Company's proxy statement to be mailed to Shareholders on or before October 4, 1996, is incorporated herein by reference.

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

       (b)                 Reports on Form 8-K

                           The Company filed one report on form 8-K during the fourth quarter ended July 28, 1996. The date of the filing was July 23, 1996. The item reported on was the acquisition of StrataCom.

       SIGNATURES

   Pursuant to the requirements of the Securities Act of 1933, the Registrant has duly caused this Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of San Jose, State of California on this 23rd day of October, 1996.

                                        Cisco Systems, Inc.

                                         /s/ John T. Chambers
                                        -----------------------------------
                                        (John T. Chambers, President and
                                             Chief Executive Officer)

   Pursuant to the requirements of the Securities Act of 1933, this Report on Form 10-K has been signed by the following persons in the capacities and on the dates indicated.

           Signature                                          Title                                  Date
           ---------                                          -----                                  ----
                                                        President and Chief
                                                         Executive Officer
   /s/ John T. Chambers                                 (Principal Executive                    October 23, 1996
-------------------------------------                  Officer and Director)
   John T. Chambers

                                                    Vice President, Finance and
                                                       Administration, Chief
                                                       Financial Officer and
   /s/ Larry R. Carter                                       Secretary                          October 23, 1996
-------------------------------------                 (Principal Financial and
   Larry R. Carter                                      Accounting Officer)


   /s/ John P. Morgridge                                  Chairman of the                       October 23, 1996
-------------------------------------                    Board and Director
   John P. Morgridge

   /s/ Donald T. Valentine                              Vice Chairman of the                    October 23, 1996
-------------------------------------                    Board and Director
   Donald T. Valentine

   /s/ Dr. Michael S. Frankel                                 Director                          October 23, 1996
-------------------------------------
   Dr. Michael S. Frankel

                                                              Director
-------------------------------------
   Dr. James F. Gibbons

   /s/ Richard M. Moley                                Senior Vice President,                   October 23, 1996
-------------------------------------                 Wide Area Business Unit
   Richard M. Moley                                         and Director

   /s/ Robert L. Puette                                       Director                          October 23, 1996
-------------------------------------
   Robert L. Puette

           Signature                                          Title                                  Date
           ---------                                          -----                                  ----

                                                    Director
-------------------------------------
   Masayoshi Son

   /s/ Steve M. West                                Director                                   October 23, 1996
-------------------------------------
   Steve M. West

                               CISCO SYSTEMS, INC.

                                  -------------

                          INDEX TO FINANCIAL STATEMENTS
                        AND FINANCIAL STATEMENT SCHEDULES

                                   ITEM 14(A)

                                                                                     Page
                                                                                     ----
   Consolidated balance sheets at July 28, 1996 and July 30, 1995 ................   26
   Consolidated statements of operations for each of the three years in the period
     ended July 28, 1996 .........................................................   27
   Consolidated statements of shareholders' equity for each of the three years in
     the period ended July 28, 1996 ..............................................   28
   Consolidated statements of cash flows for each of the three years in the period
     ended July 28, 1996 .........................................................   30
   Notes to consolidated financial statements ....................................   31
   Report of Independent Accountants .............................................   47
   Supplementary financial data:
     Fiscal years 1996 and 1995 by quarter (unaudited) ...........................   48
   Report of Independent Accountants .............................................   53

   Schedule:
          II Valuation and qualifying accounts ...................................   54

       All other schedules have been omitted since the required information is not present in amounts sufficient to require submission of the schedules, or because the information required is included in the consolidated financial statements or notes thereto.

       REPORT OF INDEPENDENT ACCOUNTANTS

       Our report on the consolidated financial statements of Cisco Systems, Inc. and its subsidiaries is included on page 47 of this Form 10-K. In connection with our audits of such financial statements, we have also audited the related financial statement schedule listed in the index on page 52 of this Form 10-K.

       In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.

       /s/Coopers & Lybrand L.L.P.

       San Jose, California
       August 13, 1996

                               CISCO SYSTEMS, INC.

                                   SCHEDULE II
                        VALUATION AND QUALIFYING ACCOUNTS
                                 (In thousands)

                                          Balance at                         Balance at
                                          Beginning  Charged to                End of
                                          of Period   Expenses   Deductions    Period
                                           ------      ------      ------      ------
   Year ended July 31, 1994:
    Allowance for doubtful accounts         6,283       5,102       1,503       9,882
    Allowance for excess and obsolete
     inventory                              5,822      17,597       3,888      19,531
   Year ended July 30, 1995:
    Allowance for doubtful accounts         9,882      15,213       6,668      18,427
    Allowance for excess and obsolete
     inventory                             19,531      55,783      29,072      46,242
   Year ended July 28, 1996:
    Allowance for doubtful accounts        18,427      18,548      15,901      21,074
    Allowance for excess and obsolete
     inventory                             46,242      53,025      37,481      61,786

       (1) Deductions principally relate to charges for standards changes.

       ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

       (a) The following exhibits are filed herewith.

       Exhibit
       Number                           Exhibit Table
       ------                           -------------
       2.01** Agreement and Plan of Reorganization dated as of September 20, 1993 among the Company, Crescendo Communications Inc., and Co Acquisition Corporation

       2.02** Agreement of Merger among the Company, Crescendo Communications Inc., and Co Acquisition Corporation 2.03# Agreement and Plan of Reorganization dated as of July 11, 1994 among the Company, Newport Systems Solutions, Inc. and New Acquisition Corporation

       2.04@ Agreement and Plan of Reorganization dated as of October 21, 1994 among the Company, Kalpana, Inc. and Pan Acquisition Corporation

       2.05@@ Asset Purchase Agreement dated as of December 8, 1994 among the Company and LightStream Corporation

       2.06& Agreement and Plan of Reorganization by and among the Company, Jet Acquisition Corporation, and StrataCom, Inc., dated as of April 21, 1996

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

       10.14       Fiscal Year 1996 Management Incentive Plan

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

       Exhibit
       Number                          Exhibit Table
       ------                          -------------
       10.29&& Lease (Buildings "I" and "J") by and between Sumitomo Bank of New York Trust Company ("SBNYTC"), as trustee under that certain Trust Agreement dated May 22, 1995 between Sumitomo Bank Leasing and Finance, Inc. and SBNYTC ("SB Trust"), as Landlord, and the Company, as tenant, dated May 22, 1995

       10.30&& First Amendment to Lease (Buildings "I" and "J") between SB Trust and the Company, dated July 18, 1995

       10.31&& Lease (Buildings "K" and "L") by and between SB Trust and the Company, dated May 22, 1995

       10.32&& First Amendment to Lease (Buildings "K" and "L") between SB Trust and the Company, dated July 18, 1995

       10.33&& Lease (Improvements Phase "C") by and between SB Trust and the Company, dated May 22, 1995

       10.34&& First Amendment to Lease (Improvements Phase "C") between SB Trust and the Company, dated July 18, 1995

       10.35&& Ground Lease (Parcel 2 and Lot 54) by and between Irish Leasing Corporation ("Irish"), as Landlord, and the Company, as Tenant, dated February 28, 1995 for the Company's site in San Jose, California

       10.36&& First Amendment to Lease (Parcel 2 and Lot 54) by and between Irish and the Company dated as of May 1, 1995

       10.37&& Second Amendment to Lease (Parcel 2 and Lot 54) by and between Irish and the Company dated as of May 22, 1995

       10.38&& Ground Lease (Lots 58 and 59) by and between Irish and the Company dated February 28, 1995 for the Company's site in San Jose, California

       10.39&& First Amendment to Lease (Lots 58 and 59) by and between Irish and the Company dated as of May 1, 1995

       10.40&& Second Amendment to Lease (Lots 58 and 59) by and between Irish and the Company dated as of May 22, 1995

       10.41&& Ground Lease (Tasman Phase C) by and between Irish and the Company dated April 12, 1995 for the Company's site in San Jose, California

       10.42&& First Amendment to Lease (Tasman Phase C) by and between Irish and the Company dated as of May 1, 1995

       10.43&& Second Amendment to Lease (Tasman Phase C) by and between Irish and the Company dated as of May 22, 1995

       10.44&& Credit Agreement between the Company, the Banks Listed Herein, Bank of America National Trust and Savings Association, as Administrative Agent, Morgan Guaranty Trust Company of New York, as Documentation Agent and Bank of America National Trust and Savings Association, as Issuing Bank dated as of May 22, 1995

       11.01       Statement Regarding Computation of Net Income Per Share

       21.01       Subsidiaries of the Company

       23.02       Consent of Independent Accountants

       27          Financial Data Schedule

   (b) The following financial statement schedules are filed herewith

       Schedule
       --------
       II          Valuation and qualifying accounts

----------

       * Previously filed with registrant's registration statements (File #33-32778)

       **          Previously filed with registrant's Form 8-K dated October 8,
                   1993

       @           Previously filed with registrant's Form 8-K dated December 9,
                   1994

       @@          Previously filed with registrant's Form 8-K dated January 25,
                   1995

       #           Previously filed with registrant's Form 8-K dated August 19,
                   1994

       ##          Previously filed with registrant's Proxy statement dated
                   October 2, 1995

       &           Previously filed with registrant's Form S-4 dated June 7,
                   1996

       &&          Previously filed with registrant's Form 10-K dated October
                   26, 1995
                                       56