Form 10-Q
period 1996-10-26
CISCO SYSTEMS INC
filed 1996-12-10
CIK 858877

                                    FORM 10-Q

(Mark one)

[ X ]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended OCTOBER 26, 1996

                                       OR

[   ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

             For the transition period from                  to
                                            ---------------      ---------------


                         Commission file number 0-18225

                               CISCO SYSTEMS, INC.

             (Exact name of registrant as specified in its charter)

         California                                         77-0059951
(State or other jurisdiction                             (I.R.S. Employer
          of                                          Identification Number)
    incorporation or
     organization)


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

                         YES   X                  NO
                             ------                  -------


As of December 6, 1996, 657,415,953 shares of the Registrant's common stock were outstanding.

                               CISCO SYSTEMS, INC.

                FORM 10-Q FOR THE QUARTER ENDED OCTOBER 26, 1996

                                      INDEX


                                                                           Page

             Facing sheet                                                   1

             Index                                                          2

Part I.      Financial information

Item 1.      a) Consolidated balance sheets at October 26, 1996
                and July 28, 1996                                           3

             b) Consolidated statements of operations for the
                three month periods ended October 26, 1996 and
                October 29, 1995                                            4

             c) Consolidated statements of cash flows for the
                three month periods ended October 26, 1996 and
                October 29, 1995                                            5

             d) Notes to consolidated financial statements                  6

Item 2.      Management's discussion and analysis of financial
             condition and results of operations                            9

Part II.     Other information                                             15

             Signature                                                     16

Exhibit      Exhibit 11.01, Computation of net income per share            17


               ITEM 1. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                               CISCO SYSTEMS, INC.

                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                                      October 26,        July 28,
                                                                         1996              1996
                                                                    -----------        -----------
                                                                    (Unaudited)
                                          ASSETS

Current assets:
   Cash and equivalents                                             $   553,825        $   279,695
   Short-term investments                                               723,420            758,489
   Accounts receivable, net of allowance for doubtful
     accounts of $21,815 at October 26, 1996 and
     $21,074 at July 28, 1996                                           752,643            622,859
   Inventories, net                                                     243,538            301,188
   Deferred income taxes                                                148,597            101,827
   Prepaid expenses and other current assets                             92,730             95,582
                                                                    -----------        -----------
          Total current assets                                        2,514,753          2,159,640
Investments                                                           1,083,318            832,114
Restricted investments                                                  238,406            228,644
Property and equipment, net                                             379,388            331,315
Other assets                                                             86,567             78,519
                                                                    -----------        -----------
          Total assets                                              $ 4,302,432        $ 3,630,232
                                                                    ===========        ===========

                         LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                                 $   196,368        $   153,683
   Income taxes payable                                                 323,683            169,894
   Accrued payroll and related expenses                                 199,546            195,197
   Other accrued liabilities                                            456,442            250,579
                                                                    -----------        -----------
          Total current liabilities                                   1,176,039            769,353

Minority interest                                                        41,176             41,257

Shareholders' equity:
   Preferred stock, no par value, 5,000 shares authorized:
     none issued or outstanding at October 26, 1996
     and July 28, 1996
   Common stock, no par value, 1,200,000 shares authorized:
     656,293 shares issued and outstanding at
     October 26, 1996 and 649,284 at July 28, 1996                      974,464            888,067
   Retained earnings                                                  1,932,543          1,777,369
   Unrealized gains on marketable securities                            184,435            158,848
   Cumulative translation adjustments                                    (6,225)            (4,662)
                                                                    -----------        -----------
          Total shareholders' equity                                  3,085,217          2,819,622
                                                                    -----------        -----------
          Total liabilities and shareholders' equity                $ 4,302,432        $ 3,630,232
                                                                    ===========        ===========


The accompanying notes are an integral part of these financial statements.

                               CISCO SYSTEMS, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In thousands except per-share amounts)

                                                   Three Months Ended
                                               ----------       ----------
                                                October 26,     October 29,
                                                   1996            1995
                                               ----------       ----------
                                                       (Unaudited)

Net sales                                      $1,434,826       $  798,291
Cost of sales                                     501,480          267,742
                                               ----------       ----------
   Gross margin                                   933,346          530,549
Operating expenses:
  Research and development                        144,711           78,180
  Sales and marketing                             259,110          145,251
  General and administrative                       41,776           28,267
  Purchased research and development              174,589
                                               ----------       ----------
    Total operating expenses                      620,186          251,698
                                               ----------       ----------
Operating income                                  313,160          278,851

Realized gain on sale of investment                55,108
Interest and other income, net                     21,478           12,858
                                               ----------       ----------

Income before provision for income taxes          389,746          291,709
Provision for income taxes                        208,804          110,322
                                               ----------       ----------

Net income                                     $  180,942       $  181,387
                                               ==========       ==========

Net income per share                           $      .26       $      .28
                                               ==========       ==========

Shares used in per-share calculation              682,918          652,174
                                               ==========       ==========


The accompanying notes are an integral part of these financial statements.

                               CISCO SYSTEMS, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                                  Three Months Ended
                                                                            --------------------------
                                                                            October 26,     October 29,
                                                                               1996            1995
                                                                            ---------        ---------
                                                                                   (Unaudited)
Cash flows from operating activities:
Net income                                                                  $ 180,942        $ 181,387

Adjustments to reconcile net income to net cash provided by operating activities:
   Depreciation and amortization                                               43,745           26,824
   Deferred income taxes                                                       (4,143)          10,286
   Tax benefit of disqualifying dispositions                                   37,066           37,306
   Adjustment to conform StrataCom, Inc. fiscal year                          (11,020)
   Change in operating assets and liabilities:
      Accounts receivable                                                    (129,695)         (66,767)
      Inventories                                                              60,196          (59,575)
      Prepaid expenses and other current assets                                 2,852          (21,258)
      Income taxes payable                                                    153,789           65,625
      Accounts payable                                                         42,234           38,981
      Accrued payroll and related expenses                                      4,030           20,780
      Other accrued liabilities                                               148,673           12,000
                                                                            ---------        ---------
            Net cash provided by operating activities                         528,669          245,589
                                                                            ---------        ---------
Cash flows from investing activities:
   Purchases of short-term investments                                       (432,893)        (231,964)
   Proceeds from sales and maturities of short-term
     investments                                                              451,928           75,094
   Purchases of investments                                                  (589,188)        (129,449)
   Proceeds from sales of investments                                         391,222           47,456
   Purchases of restricted investments                                        (66,741)         (29,306)
   Proceeds from sales and maturities of restricted
     investments                                                               56,288           15,449
   Acquisition of property and equipment                                      (88,058)         (46,834)
   Other                                                                      (18,361)           3,599
                                                                            ---------        ---------
      Net cash used by investing activities                                  (295,803)        (295,955)
                                                                            ---------        ---------
Cash flows from financing activities:
   Issuance of common stock                                                    42,827           31,192
   Other                                                                       (1,563)          (6,615)
                                                                            ---------        ---------
      Net cash provided by financing activities                                41,264           24,577
                                                                            ---------        ---------

Net increase (decrease) in cash and equivalents                               274,130          (25,789)
Cash and equivalents, beginning of period                                     279,695          284,388
                                                                            ---------        ---------
Cash and equivalents, end of period                                         $ 553,825        $ 258,599
                                                                            =========        =========


The accompanying notes are an integral part of these financial statements.

                               CISCO SYSTEMS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. DESCRIPTION OF BUSINESS

Cisco Systems Inc. ("Cisco" or "the Company") develops, manufactures, markets and supports high-performance, multiprotocol internetworking systems that link geographically dispersed local-area and wide-area networks (LANs and WANs, respectively). Cisco's products include a wide range of routers, LAN and WAN switches, dial access servers, and network management solutions. The Company sells its products in approximately 80 countries through a combination of direct sales and reseller and distribution channels.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Fiscal Year

The Company's fiscal year is the 52 or 53 weeks ending on the last Saturday in July. Fiscal year 1997 and 1996 are both 52 week years. Prior to fiscal year 1997, the Company's fiscal year was the 52 or 53 weeks ending on the last Sunday in July.

Basis of Presentation

The consolidated balance sheet as of October 26, 1996, and the consolidated statements of operations and cash flows for the three months ended October 26, 1996 and October 29, 1995, have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended July 28, 1996.

In July 1996, the Company acquired StrataCom, Inc.("StrataCom"), a company that develops, manufactures, and supports high speed LAN and WAN switching equipment. The merger was accounted for as a pooling-of-interests and, accordingly, the Company's consolidated financial statements were restated for all periods prior to the merger to include the results of operations, financial positions, and cash flows for StrataCom for the twelve months ended June 30, 1996. Prior to the merger, StrataCom used a calendar year-end. In order for both companies to operate on the same fiscal calendar for 1997, StrataCom's operations for the one-month period ended July 28, 1996, that are not material to the consolidated companies, have been reflected as an adjustment to retained earnings in the first quarter of fiscal 1997.

In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows as of October 26, 1996 and for the three month periods ended October 26, 1996 and October 29, 1995, have been made. The results of operations for the period ended

                               CISCO SYSTEMS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

October 26, 1996 are not necessarily indicative of the operating results for the full year.

The July 28, 1996 balance sheet was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

Computation of Net Income Per Share

Net income per common share is computed using the weighted average number of common and dilutive common equivalent shares outstanding during the period. Dilutive common equivalent shares consist of stock options.

Recent Accounting Pronouncements

During March 1995, the Financial Accounting Standards Board issued Statement No. 121 (SFAS No. 121), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," which requires the Company to review for the impairment of long-lived assets, certain identifiable intangibles, and goodwill related to those assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In certain situations, an impairment loss would be recognized. SFAS No. 121 is effective for the Company's fiscal year 1997. The Company does not expect the adoption of SFAS No. 121 to have a material impact on the Company's financial condition or results of operations.

During October 1995, the Financial Accounting Standards Board issued Statement No. 123 (SFAS No. 123), "Accounting for Stock-Based Compensation." This statement, which establishes a fair value-based method of accounting for stock-based compensation plans, also permits an election to continue following the requirements of APB Opinion No. 25, "Accounting for Stock Issued to Employees," with disclosures on a pro forma basis of net income and earnings per share under the new method. SFAS No. 123 is effective for fiscal year 1997. The Company has elected to continue to measure compensation cost for its employee stock compensation plans using the intrinsic value-based method of accounting prescribed by APB Opinion No. 25. Pro forma disclosure of net income and earnings per share, which will be made on an annual basis, will reflect the difference between compensation cost included in net income and the related cost measured by the fair value-based method defined in SFAS No. 123, including tax effects, that would have been recognized in the consolidated statement of operations if the fair value-based method had been used.

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

                               CISCO SYSTEMS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3. BUSINESS COMBINATIONS (CONTINUED)

Also, in September 1996, the Company acquired Granite Systems, Inc. ("Granite"), a company established to develop, market, and sell multilayer switching and gigabit Ethernet equipment. The Company issued approximately 2.2 million shares of common stock for all the outstanding stock of Granite in a transaction accounted for as a pooling of interests. The Company also assumed options to purchase Granite stock that remain outstanding as options to purchase approximately 1.6 million shares of the Company's common stock.

The historical operations of Nashoba and Granite are not material to the Company's consolidated operations and financial position on either an individual or an aggregated basis. Therefore, prior period statements have not been restated for these acquisitions.

On October 24, 1996, the Company acquired substantially all of the assets of Telebit Corporation ("Telebit") and its Modem ISDN Channel Aggregation (MICA) technologies for approximately $200 million in cash. The Company purchased Telebit patents, MICA intellectual property and established employment contracts with MICA personnel, and assumed certain preferred stock and notes receivable related to a management buyout of the remaining assets of Telebit. The transaction was accounted for as a purchase. Accordingly, the results of operations of the acquired business and the fair values of the acquired assets and liabilities were included in the Company's financial statements as of the effective date. As part of this transaction, the Company recorded approximately $174 million in purchased research and development expense in the current quarter. The amount allocated to purchased research and development was determined through established valuation techniques in the high technology communications industry, and was expensed upon acquisition as no further alternative uses existed. A pro forma summary is not presented as the historical operations of Telebit are not material to the Company's consolidated operations and financial position.

4. BALANCE SHEET DETAIL
     (In thousands)

                                  October 26,     July 28,
                                     1996           1996
                                   --------       --------
                                  (Unaudited)
Inventories:
Raw materials                      $113,271       $134,531
Work in process                      71,731         99,723
Finished goods                       43,569         51,920
Demonstration systems                14,967         15,014
                                   --------       --------
                                   $243,538       $301,188
                                   ========       ========

                               CISCO SYSTEMS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5. INCOME TAXES

The Company paid income taxes of $41.4 million for the quarter ended October 26, 1996 and $4.2 million for the quarter ended October 29, 1995. The Company's income taxes currently payable for both federal and state purposes have been reduced by the tax benefit from stock option transactions. This benefit totaled $37.1 million in the first quarter of fiscal 1997, and was credited directly to shareholders' equity.

6. SUBSEQUENT EVENTS

On November 19, 1996, the Company acquired Netsys Technologies ("Netsys"), a privately held innovator of network infrastructure management and performance analysis software. Under the terms of the agreement, shares of the Company's common stock worth approximately $79 million have been exchanged for all outstanding shares and options of Netsys in a transaction to be accounted for as a purchase. The Company has held a minority equity interest in Netsys since February 1995 and had also entered into a strategic reseller agreement. A pro forma summary is not presented as the historical operations of Netsys are not material to the Company's consolidated operations and financial position.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q may consist of forward-looking statements that involve risks and uncertainties. These statements may differ materially from actual future events or results. Readers are referred to the "Other Risk Factors" section of the Company's 1996 Form 10-K filed on October 25, 1996, as well as the "Financial Risk Management", "Future Growth Subject to Risks", "Volatility of Stock Price", and "Risks Associated With Internet Infrastructure" sections contained in this report, which identify important risk factors that could cause actual results to differ from those contained in the forward-looking statements.

Net sales grew to $1,435 million in the first quarter of 1997 from $798 million in the first quarter of 1996. The 79.7% increase in net sales between the two periods was primarily a result of increasing unit sales of the Cisco 7500 series; continued strong sales of Access business unit products, including the Cisco 4700 and Cisco 2500 series; and continued market acceptance of the Company's Workgroup business unit products, particularly the Catalyst 5000. These increases were partially offset by decreasing unit sales of the Company's older product lines, comprising mainly the Cisco 7000 series. Sales to international customers remained relatively constant at 47.0% in the first quarter of 1997 versus 47.3% for the first quarter of 1996.

Gross margins decreased to 65.0% in the first quarter of 1997 from 66.5% in the first quarter of 1996. This is due principally to the continued shift in revenue mix to the Company's lower-margin products consisting primarily of products in the Workgroup business unit, and to a lesser extent to write-downs of inventory and higher warranty costs. The prices of component parts have fluctuated in the recent past, and the Company expects that this trend may continue. An increase in the price of component parts may have a material adverse impact on gross margins. The Company expects that gross margins will continue to decrease in the future, because it believes that the market for lower-margin remote access and high-speed switching products will continue to increase at a faster rate than the market for the Company's higher-margin router products. The Company is attempting to mitigate this trend through various means, such as emphasizing software content, increasing the functionality of its products, controlling warranty and royalty costs, and improving manufacturing efficiencies. There can be no assurance that any efforts made by the Company in these and other areas will successfully offset decreasing margins.

Research and development expenses increased $66.5 million in the first quarter of 1997 over the first quarter of 1996, which represents an increase to 10.1% from 9.8% of net sales. The increase reflects the Company's ongoing research and development efforts, including the further development of the CiscoFusion(TM) architecture, as well as the acquisition of technologies to bring a broad range of products to the market in a timely fashion. A significant portion of the increase was due to the addition of new personnel, as well as higher expenditures on prototypes and depreciation on new equipment. All of the Company's research and development costs are expensed as incurred. The Company is primarily developing new technologies internally, and because of this, research and development expenses are expected to increase at the same, or a slightly greater rate than the sales growth rate. If the Company believes it is unable to enter a particular market in a timely manner, it may acquire other businesses or license technology from other businesses as an alternative to internal research and development.

Sales and marketing expenses increased $113.9 million in the first quarter of 1997 over the first quarter of 1996, but decreased slightly to 18.1% from 18.2% of net sales. The dollar increase in these expenses resulted mainly from an increase in the size of the Company's direct sales force, and its commissions. Other factors affecting the dollar increase in expenses were additional marketing programs, such as the NetBeyond program, to support the launch of new products; and expansion of distribution channels, particularly the two-tier channel associated with the Company's initial efforts to reach the mass market.

General and administrative expenses rose $13.5 million between the first quarters of 1997 and 1996, but decreased to 2.9% from 3.5% of net sales in the first quarter of 1997 and 1996, respectively, which reflects management's continued controls over discretionary spending. The dollar increase reflects increased personnel costs necessary to support the Company's business infrastructure, as well as merger and acquisition related costs. The Company is continuously evaluating potential acquisition candidates as part of its growth strategy and incurs legal, accounting, and other related costs associated with this activity. It is management's intent to keep general and administrative costs relatively constant as a percentage of net sales; however, this goal is dependent upon the level of acquisition activity, among other factors.

The amount expensed to purchased research and development in the first quarter of fiscal 1997 arose from the acquisition of the assets and the assumption of the liabilities of Telebit (See Note 2).

Recent Accounting Pronouncements

During March 1995, the Financial Accounting Standards Board issued Statement No. 121 (SFAS No. 121), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," which requires the Company to review for the impairment of long-lived assets, certain identifiable intangibles, and goodwill related to those assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In certain situations, an impairment loss would be recognized. SFAS No. 121 is effective for the Company's fiscal year 1997. The Company does not expect the adoption of SFAS No. 121 to have a material impact on the Company's financial condition or results of operations.

During October 1995, the Financial Accounting Standards Board issued Statement No. 123 (SFAS No. 123), "Accounting for Stock-Based Compensation." This statement, which establishes a fair value-based method of accounting for stock-based compensation plans, also permits an election to continue following the requirements of APB Opinion No. 25, "Accounting for Stock Issued to Employees," with disclosures on a pro forma basis of net income and earnings per share under the new method. SFAS No. 123 is effective for fiscal year 1997. The Company has elected to continue to measure compensation cost for its employee stock compensation plans using the intrinsic value-based method of accounting prescribed by APB Opinion No. 25. Pro forma disclosure of net income and earnings per share, which will be made on an annual basis, will reflect the difference between compensation cost included in net income and the related cost measured by the fair value-based method defined in SFAS No. 123, including tax effects, that would have been recognized in the consolidated statement of operations if the fair value-based method had been used.

Financial Risk Management

As a global concern, the Company faces exposure to adverse movements in foreign currency exchange rates. These exposures may change over time as business practices evolve and could have a material adverse impact on the Company's financial results. Presently, the Company's primary exposures relate to the U.S. dollar value of non dollar-denominated sales in Japan, Canada, and Australia and non dollar-denominated operating expenses in Europe, Latin America, and Asia where the Company sells primarily in U.S. dollars. At the present time, the Company hedges only those currency exposures associated with certain assets and liabilities denominated in non-functional currencies and does not generally hedge anticipated foreign currency cash flows.

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

Future Growth Subject to Risks

The Company's operating performance each quarter is subject to various risks and uncertainties as discussed in the Company's Annual Report on Form 10-K for 1996 filed on October 25, 1996, and the Company's Registration Statement on Form S-4 filed on June 7, 1996. This report on Form 10-Q should be read in conjunction with such Annual Report and Form S-4, particularly "Other Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained in the Annual Report on Form 10-K and "Risk Factors" contained in Form S-4. The internetworking business is highly competitive, and as such, the Company's growth is dependent upon market growth and its ability to enhance its existing products and introduce new products on a timely basis. One of the ways the Company has addressed and will continue to address the need to develop new products is through acquisitions of other companies. Acquisitions involve numerous risks, including difficulties in assimilation of the operations, technologies, and products of the acquired companies; risks of entering markets in which the Company has no or limited direct prior experience and where competitors in such markets have stronger market positions; and the potential loss of key employees of the acquired company. The Company must also maintain its ability to manage any such growth effectively. In particular, this would include potential growth associated with the StrataCom acquisition. The Company has not completed an acquisition and integration of a company of StrataCom's size to date. This process could divert management's attention from normal daily operations of the business. Failure to manage growth effectively and successfully integrate StrataCom or other acquisitions made by the Company could adversely affect the Company's business and operating results. The Company's growth and ability to meet customer demand also depend in part on its ability to obtain timely supplies of parts from its vendors. While lead times for commodity components have improved recently, some components, particularly proprietary application-specific integrated circuits (ASICs) and other networking-specific components, continue to be in short supply. An inability to obtain these items at reasonable prices could have a materially adverse effect on the Company's growth and operating results.

The markets for the Company's products are characterized by rapidly changing technology, evolving industry standards, frequent new product introductions, and evolving methods of building and operating networks. There can be no assurance that the Company will successfully identify new product opportunities and develop and bring new products to market in a timely manner, or that products and technologies developed by others will not render Cisco's products or technologies obsolete or noncompetitive. The failure of Cisco's new product development efforts could have a material adverse effect on Cisco's business operating results and financial condition.

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

The Company also expects that its operating margins may decrease as it continues to hire additional personnel and increases other operating expenses to support its business. The results of operations for the first quarter of 1997 are not necessarily indicative of results to be expected in future periods, and the Company's operating results may be subject to quarterly fluctuations as a result of a number of factors. These factors include the integration of people, operations, and products from acquired businesses and technologies, especially StrataCom; increased competition in the internetworking industry; the overall trend toward industry consolidation; the introduction and market acceptance of new products, including high-speed switching and ATM technologies; variations in sales channels, product costs, or mix of products sold; the timing of orders and manufacturing lead times; and changes in general economic conditions, any of which could have a material adverse impact on operations and financial results.

Volatility of Stock Price

The Company's Common Stock has experienced substantial price volatility, particularly as a result of variations between the Company's actual or anticipated financial results and the published expectations of analysts and as a result of announcements by the Company and its competitors. In addition, the stock market has experienced extreme price and volume fluctuations that have affected the market price of many technology companies in particular and have often been unrelated to the operating performance of these companies. These factors, as well as general economic and political conditions, may adversely affect the market price of the Company's Common Stock in the future.

Risks Associated With Internet Infrastructure

The Company's management believes that in the future there will be performance problems with Internet communications which could receive a high degree of publicity and visibility. As the Company is a large supplier of equipment for the Internet infrastructure, customer's perceptions of the Company's products and the marketplace's perception of Cisco as a supplier of internetworking products, whether or not these problems are due to the performance of Cisco's products, may be adversely affected. Such an event could also result in an adverse effect on the market price of the Company's Common Stock and could adversely affect Cisco's business.

Liquidity and Capital Resources

Cash, short-term investments, and investments increased by $490.3 million from July 28, 1996 to October 26, 1996, primarily as a result of cash generated by operations and to a lesser extent through the exercise of employee stock options. This increase was partially offset by capital expenditures of approximately $88.1 million during this time. The Company entered into an agreement to purchase Telebit Corporation for approximately $200 million in cash. Approximately $14 million had been paid as of October 26, 1996; the Company anticipates that it will make the remaining disbursement in the second quarter of fiscal 1997. In fiscal 1996, the Company hedged its minority equity position in a publicly traded company. The hedge expires over a period of two years which commenced in October 1996. Cash proceeds on this transaction in the first quarter of 1997 were approximately $56 million.

Accounts receivable increased 20.8% from July 28, 1996 to October 26, 1996, while sales grew by 11.0% over the same period. Days sales outstanding in receivables increased to 47 days as of October 26, 1996 from 43 days at July 28, 1996. Inventories decreased 19.1% between July 28, 1996 and October 26, 1996 which reflects management's continued efforts to reduce inventory levels which, in part, reflects the better availability of commodity component parts. Inventory levels are still higher than they have been historically, because of production planning associated with higher sales levels and desired manufacturing lead times, particularly on new products. The higher inventory levels in recent quarters may result in future write-downs due to obsolescence if the Company does not correctly anticipate market demand for certain products. At the same time, the Company recognizes that it must maintain strategic levels of components to ensure its manufacturing lead times will remain competitive. As such, the Company may carry more inventory than it has historically.

Accounts payable increased by 27.8% at October 26, 1996 over July 28, 1996 because of increases in operating expenses, and material purchases to support the growth in net sales. Other accrued liabilities increased by 82.2%, primarily due to the acquisition of Telebit, which resulted in a $185 million payable to its former shareholders.

At October 26, 1996, the Company had a line of credit totaling $100.0 million, which expires April 1998. There have been no borrowings under this agreement.

The Company has entered into certain lease arrangements in San Jose, California, and Research Triangle Park, North Carolina, where it has established its headquarters operations and certain research and development and customer support activities, respectively. In connection with these transactions, the Company pledged $238.4 million of its investments as collateral for certain obligations of the leases. The restricted investments balance will continue to increase as the Company phases in operations at these lease sites.

The Company's management believes that its current cash and equivalents, short-term investments, line of credit, and cash generated from operations will satisfy its expected working capital and capital expenditure requirements through fiscal 1997.

                           PART II. OTHER INFORMATION

                    ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

                            (a)Exhibit

                                 11.01 Computation of net income per share
                                 27    Financial Data Schedule

                            (b)Reports on Form 8-K

                                 The Company filed one report on form 8-K during the first quarter ended October 26, 1996. The report was filed on October 1, 1996, and was amended on October 15, 1996. The items reported on were the acquisitions of Nashoba Networks, Inc. and Granite Systems, Inc.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                Cisco Systems, Inc.


Date:  December 9, 1996                         By   /s/ Larry R. Carter
                                                    ----------------------------

                                                Larry R. Carter, Vice President
                                                Finance, and Chief Financial
                                                Officer (Principal Financial and
                                                Accounting Officer)