Form 10-Q
period 1997-01-25
CISCO SYSTEMS INC
filed 1997-03-10
CIK 858877

                                    FORM 10-Q



(Mark one)

[ X ]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended JANUARY 25, 1997

                                       OR

[   ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

             For the transition
                 period from                             to
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


                      YES       X                  NO
                             ---------                   --------


As of February 28, 1997 663,646,520 shares of the Registrant's common stock were outstanding.

                               CISCO SYSTEMS, INC.

                FORM 10-Q FOR THE QUARTER ENDED JANUARY 25, 1997


                                      INDEX

                                                                            Page

           Facing sheet                                                       1

           Index                                                              2

Part I.    Financial information

Item 1.    a) Consolidated balance sheets at January 25, 1997
              and July 28, 1996                                               3

           b) Consolidated statements of operations for the
              three and six month periods ended
              January 25, 1997 and January 28, 1996                           4

           c) Consolidated statements of cash flows for the six
              month periods ended January 25, 1997 and
              January 28, 1996                                                5

           d) Notes to consolidated financial statements                      6

Item 2.    Management's discussion and analysis of financial
           condition and results of operations                                8


Part II.   Other information                                                 16

           Signature                                                         17

Exhibits   Exhibit 3.02, Restated Bylaws of the Corporation                  18
           Exhibit 10.45, Employment agreement with Don LeBeau
           Exhibit 11.01, Computation of net income per share

               ITEM 1. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                               CISCO SYSTEMS, INC.

                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                                                January 25,             July 28,
                                                                                   1997                   1996
                                                                                -----------            -----------
                                                                                (Unaudited)
                                          ASSETS
  Current assets:
   Cash and equivalents                                                         $   332,807            $   279,695
   Short-term investments                                                           774,673                758,489
   Accounts receivable, net of allowance for doubtful
     accounts of $17,166 at January 25, 1997 and
     $21,074 at July 28, 1996                                                     1,024,942                622,859
   Inventories, net                                                                 203,721                301,188
   Deferred income taxes                                                            191,268                101,827
   Prepaid expenses and other current assets                                         91,608                 95,582
                                                                                -----------            -----------
          Total current assets                                                    2,619,019              2,159,640

Investments                                                                       1,160,995                832,114
Restricted investments                                                              247,649                228,644
Property and equipment, net                                                         410,065                331,315
Other assets                                                                        132,316                 78,519
                                                                                -----------            -----------
          Total assets                                                          $ 4,570,044            $ 3,630,232
                                                                                ===========            ===========


                         LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                                             $   253,406            $   153,683
   Income taxes payable                                                             172,744                169,894
   Accrued payroll and related expenses                                             252,419                195,197
   Other accrued liabilities                                                        269,190                250,579
                                                                                -----------            -----------
          Total current liabilities                                                 947,759                769,353

Minority interest                                                                    41,192                 41,257

Shareholders' equity:
   Preferred stock, no par value, 5,000 shares authorized:
   none issued or outstanding at January 25, 1997
     and July 28, 1996
   Common stock, no par value, 1,200,000 shares
     authorized:
     661,616 shares issued and outstanding at
     January 25, 1997 and 649,284 at July 28, 1996                                1,180,201                888,067
   Retained earnings                                                              2,271,002              1,777,369
   Unrealized gains on marketable securities                                        139,147                158,848
   Cumulative translation adjustments                                                (9,257)                (4,662)
                                                                                -----------            -----------
          Total shareholders' equity                                              3,581,093              2,819,622
                                                                                -----------            -----------
          Total liabilities and shareholders' equity                            $ 4,570,044            $ 3,630,232
                                                                                ===========            ===========




   The accompanying notes are an integral part of these financial statements.

                              CISCO SYSTEMS, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per-share amounts)

                                                               Three Months Ended                    Six Months Ended
                                                       ----------------------------------   ---------------------------------
                                                          Jan. 25,        Jan. 28,                Jan. 25,         Jan. 28,
                                                            1997            1996                   1997             1996
                                                       ----------------------------------   ---------------------------------
                                                                                     (Unaudited)

Net sales                                                   $1,592,377        $918,510          $3,027,203        $1,716,801
Cost of sales                                                  552,519         312,315           1,053,999           580,057
                                                       ----------------  ----------------   ---------------  ----------------
   Gross margin                                              1,039,858         606,195           1,973,204         1,136,744

Operating expenses:
  Research and development                                     167,652          89,695             312,363           167,875
  Sales and marketing                                          288,341         163,527             547,451           308,778
  General and administrative                                    52,111          31,462              93,887            59,729
  Purchased research and development                            43,203                             217,792
                                                       ----------------  ----------------   ---------------  ----------------
    Total operating expenses                                   551,307         284,684           1,171,493           536,382
                                                       ----------------  ----------------   ---------------  ----------------

Operating income                                               488,551         321,511             801,711           600,362

Realized gain on sale of investment                             47,299                             102,407
Interest and other income, net                                  27,064          15,646              48,542            28,504
                                                       ----------------  ----------------   ---------------  ----------------

Income before provision for income taxes                       562,914         337,157             952,660           628,866
Provision for income taxes                                     224,455         127,420             433,258           237,742
                                                       ----------------  ----------------   ---------------  ----------------

Net income                                                  $  338,459        $209,737          $  519,402        $  391,124
                                                       ================  ================   ===============  ================

Net income per share                                        $      .49        $    .31          $      .76        $      .59
                                                       ================  ================   ===============  ================

Shares used in per-share calculation                           690,304         666,177             686,824           659,625
                                                       ================  ================   ===============  ================





   The accompanying notes are an integral part of these financial statements.

                               CISCO SYSTEMS, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)


                                                                                          Six Months Ended
                                                                                 ---------------------------------
                                                                                 January 25,            January 28,
                                                                                     1997                   1996
                                                                                 -----------           -----------
                                                                                            (Unaudited)
Cash flows from operating activities:
Net income                                                                       $   519,402           $   391,124

Adjustments to reconcile net income to net cash provided by operating activities:
   Depreciation and amortization                                                      98,541                52,798
   Deferred income taxes                                                             (61,461)              (22,129)
   Tax benefit of disqualifying dispositions                                         101,546                93,704
   Adjustment to conform StrataCom, Inc. fiscal year                                 (11,020)
   Purchased research and development from
      Netsys Technology, Inc. acquisition                                             43,203
   Change in operating assets and liabilities:
      Accounts receivable                                                           (399,887)             (124,117)
      Inventories                                                                    100,013              (157,357)
      Prepaid expenses and other current assets                                        4,150               (29,257)
      Income taxes payable                                                             2,750                33,866
      Accounts payable                                                                99,272                74,283
      Accrued payroll and related expenses                                            56,447                30,353
      Other accrued liabilities                                                        4,315                30,537
                                                                                 -----------           -----------
            Net cash provided by operating activities                                557,271               373,805
                                                                                 -----------           -----------

Cash flows from investing activities:
   Purchases of short-term investments                                              (697,891)             (337,811)
   Proceeds from sales and maturities of short-term
     investments                                                                     706,535               269,814
   Purchases of investments                                                       (1,007,291)             (319,996)
   Proceeds from sales of investments                                                618,377               130,404
   Purchases of restricted investments                                              (133,744)              (72,348)
   Proceeds from sales and maturities of restricted
     investments                                                                     114,071                58,165
   Acquisition of property and equipment                                            (169,372)             (101,249)
   Acquisition of Telebit Corporation, net of
     purchased research and development                                              (25,189)
   Other                                                                              (8,000)              (13,652)
                                                                                 -----------           -----------
            Net cash used in investing activities                                   (602,504)             (386,673)
                                                                                 -----------           -----------

Cash flows from financing activities:
   Issuance of common stock                                                          102,940                50,335
   Repurchase of common stock                                                       (112,734)
   Other                                                                              (4,595)               (9,424)
                                                                                 -----------           -----------
            Net cash provided by (used in)financing
              activities                                                              98,345               (71,823)
                                                                                 -----------           -----------

Net increase (decrease) in cash and equivalents                                       53,112               (84,691)
Cash and equivalents, beginning of period                                            279,695               284,388
                                                                                 -----------           -----------
Cash and equivalents, end of period                                              $   332,807           $   199,697
                                                                                 ===========           ===========



   The accompanying notes are an integral part of these financial statements.

                               CISCO SYSTEMS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. DESCRIPTION OF BUSINESS

Cisco Systems Inc. ("Cisco" or "the Company") develops, manufactures, markets and supports high-performance, multiprotocol internetworking systems that link geographically dispersed local-area and wide-area networks (LANs and WANs, respectively). Cisco's products include a wide range of routers, LAN and WAN switches, dial access servers, and network management solutions. The Company sells its products in approximately 90 countries through a combination of direct sales and reseller and distribution channels.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Fiscal Year

The Company's fiscal year is the 52 or 53 weeks ending on the last Saturday in July. Fiscal years 1997 and 1996 are both 52 week years. Prior to fiscal year 1997, the Company's fiscal year was the 52 or 53 weeks ending on the last Sunday in July.

Basis of Presentation

The accompanying financial data as of January 25, 1997 and July 28, 1996 and for the three and six month periods ended January 25, 1997 and January 28, 1996, have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended July 28, 1996.

In July 1996, the Company acquired StrataCom, Inc.("StrataCom"), a Company that develops, manufactures, and supports high speed LAN and WAN switching equipment. The merger was accounted for as a pooling of interests and, accordingly, the Company's consolidated financial statements were restated for all periods prior to the merger to include the results of operations, financial positions, and cash flows for StrataCom for the twelve months ended June 30, 1996. Prior to the merger, StrataCom used a calendar year-end. In order for both companies to operate on the same fiscal calendar for 1997, StrataCom's operations for the one month period ended July 28, 1996, which are not material to the consolidated companies, have been reflected as an adjustment to retained earnings in the first quarter of fiscal 1997.

In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows for the three and six month periods ended January 25, 1997 and January 28, 1996, have been made. The results of operations for the period ended January 25, 1997 are not necessarily indicative of the operating results for the full year.

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

3. BUSINESS COMBINATIONS

In September 1996, the Company acquired Nashoba Networks ("Nashoba"). The Company issued approximately 1.6 million shares of common stock for all the outstanding stock of Nashoba in a transaction accounted for as a pooling of interests. The Company also assumed options to purchase Nashoba stock that remain outstanding as options to purchase approximately .1 million shares of the Company's common stock.

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

In October 1996, the Company acquired substantially all of the assets of Telebit Corporation ("Telebit") and its Modem ISDN Channel Aggregation (MICA) technologies for approximately $200 million in cash. The Company purchased Telebit patents, MICA intellectual property and established employment contracts with MICA personnel, and assumed certain preferred stock and notes receivable related to a management buyout of the remaining assets of Telebit. The transaction was accounted for as a purchase. Accordingly, the results of operations of the acquired business and the fair values of the acquired assets and liabilities were included in the Company's financial statements as of the effective date. As part of this transaction, the Company recorded approximately $174 million in purchased research and development expense in the first quarter of fiscal 1997.

In November 1996, the Company acquired Netsys Technologies ("Netsys"), a privately held innovator of network infrastructure management and performance analysis software. Under the terms of the agreement, shares of the Company's common stock worth approximately $79 million have been exchanged for all outstanding shares and options of Netsys in a transaction accounted for as a purchase. The Company had held a minority equity interest in Netsys since February 1995 and had also entered into a strategic reseller agreement. As part of this transaction, the Company recorded approximately $43 million in purchased research and development expense and $41 million of goodwill and other intangible assets in the second quarter of fiscal 1997. Amounts allocated to goodwill and other intangibles will be amortized on a straight-line basis over a five year period.

The historical operations of Telebit and Netsys are not material to the Company's consolidated operations and financial position on either an individual or an aggregated basis, therefore, pro forma summaries are not presented. The amounts allocated to purchased research and development were determined through established valuation techniques in the high technology communications industry, and were expensed upon acquisition, because technological feasibility had not been established and no future alternative uses existed.

4. BALANCE SHEET DETAIL
           (In thousands)

                                                    January 25,         July 28,
              Inventories:                             1997               1996
                                                     --------           --------
                                                   (Unaudited)

         Raw materials                               $ 85,993           $134,531
         Work in process                               77,127             99,723
         Finished goods                                18,551             51,920
         Demonstration systems                         22,050             15,014
                                                     --------           --------
                                                     $203,721           $301,188
                                                     ========           ========

5. INCOME TAXES

The Company paid income taxes of $390 million for the six months ended January 25, 1997 and $136 million for the six months ended January 28, 1996. The Company's income taxes currently payable for both federal and state purposes have been reduced by the tax benefit from stock option transactions. This benefit totaled $102 million in the first six months of 1997, and was credited directly to shareholders' equity.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain statements contained in this Quarterly Report on Form 10-Q, including, without limitation, statements containing the words "believes," "anticipates," "estimates," "expects," and words of similar import, constitute "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Readers are referred to the "Other Risk Factors" section of the Company's 1996 Form 10-K filed on October 25, 1996, as well as the "Financial Risk Management", "Future Growth Subject to Risks", "Potential Volatility in Operating Results", "Risks Associated With Internet Infrastructure", and "Volatility of Stock Price" sections contained in this report, which identify important risk factors that could cause actual results to differ from those contained in the forward-looking statements.

Net sales grew to $1,592 million in the second quarter of 1997 from $919 million in the second quarter of 1996. Net sales for the first half of 1997 were $3,027 million, compared to $1,717 million in the first half of 1996. The 73.2% increase in net sales between the two three month periods and the 76.3% increase in net sales between the two six month periods was primarily the result of increasing unit sales of the Cisco 2500 product family, the Cisco 4700, LAN switching products such as the Catalyst 5000, and high end routers such as the Cisco 7500 product family. These increases were partially offset by decreasing unit sales of the Company's older product lines, consisting of the Cisco 7000 and Cisco 4000. Sales to international customers decreased to 43.6% of net sales in the second quarter of 1997, from 51.9% for the second quarter of 1996. International sales in the first six months of 1997 were 45.1% of net sales compared with 49.7% of net sales for the same period in 1996. These decreases reflect slower sales growth in certain international markets, particularly Japan, France, Germany and Italy. Sales growth in these markets have been impacted by certain factors such as weaker economic conditions, delayed government spending, a stronger dollar versus the local currencies, and slower adoption of networking technologies, among other factors.

Gross margins decreased to 65.3% in the second quarter of 1997 from 66.0% for the second quarter of 1996. Gross margins for the first six months of 1997 were 65.2% compared with 66.2% for the same period in 1996. This is due principally to the continued shift in revenue mix to the Company's lower margin products consisting primarily of products in the Access and Workgroup business units, and to a lesser extent to write-downs of inventory and higher warranty costs. The prices of component parts have fluctuated in the recent past, and the Company expects that this trend may continue. An increase in the price of component parts may have a material adverse impact on gross margins. The Company expects that gross margins will continue to decrease in the future, because it believes that the market for lower margin remote access and high-speed switching products will continue to increase at a faster rate than the market for the Company's higher margin router products. The Company is attempting to mitigate this trend through various means, such as emphasizing software content, increasing the functionality of its products, controlling royalty costs, and improving manufacturing efficiencies. There can be no assurance that any efforts made by the Company in these and other areas will successfully offset decreasing margins.

Research and development expenses increased $78 million in the second quarter of 1997 over the second quarter of 1996, and increased $144.5 million in the first six months of 1997 over the first six months of 1996. This represents an increase to 10.5% from 9.8% of net sales in the quarter to quarter period and to 10.3% from 9.8% of net sales for the first six months of each fiscal year. The increase reflects the Company's ongoing research and development efforts, including the further development of the CiscoFusion(TM) architecture, as well as the acquisition of technologies to bring a broad range of products to the market in a timely fashion. A significant portion of the increase was due to the addition of new personnel, as well as higher expenditures on prototypes and depreciation on new equipment. The Company is primarily developing new technologies internally. Accordingly, research and development expenses are expected to increase at the same, or a slightly greater rate than the sales growth rate. If the Company believes it is unable to enter a particular market in a timely manner, it may acquire other businesses or license technology from other businesses as an alternative to internal research and development. All of the Company's research and development costs are expensed as incurred.

Sales and marketing expenses in the second quarter of fiscal 1997 increased $124.8 million over the second quarter of fiscal 1996, and $238.7 million over the first six months of 1996. This represents slight increases to 18.1% from 17.8% of net sales in the quarter to quarter period and to 18.1% from 18.0% of net sales for the first six months of each fiscal year. The increases in these expenses resulted from an increase in the size of the Company's direct sales force and related commissions, additional marketing programs to support the launch of new products, the entry into new markets, both domestic and international, and expanding distribution channels.

General and administrative expenses rose by $21 million in the second quarter of 1997 versus the second quarter of 1996 which is a slight decrease to 3.3% from 3.4% of net sales. These expenses increased $34 million in the first half of 1997 from the first half of 1996, representing a slight decrease to 3.1% from 3.5% of net sales for the comparable six month periods, which reflects management's continued efforts to control discretionary spending. The dollar increase reflects increased personnel costs necessary to support the Company's business infrastructure, as well as merger and acquisition related costs. The Company is continuously evaluating potential acquisition candidates as part of its growth strategy and incurs legal, accounting, and other related costs associated with this activity. It is management's intent to keep general and administrative costs relatively constant as a percentage of net sales; however, this goal is dependent upon the level of acquisition activity, among other factors.

The amount expensed to purchased research and development in the second quarter of fiscal 1997 arose from the acquisition of the outstanding shares of Netsys. The remaining purchased research and development for the first six months of fiscal 1997 is due to the acquisition of assets and assumption of liabilities of Telebit (See Note 3).

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

Financial Risk Management

As a global concern, the Company faces exposure to adverse movements in foreign currency exchange rates. These exposures may change over time as business practices evolve and could have a material adverse impact on the Company's financial results. Historically, the Company's primary exposures related to non dollar-denominated sales in Japan, Canada, and Australia and non dollar-denominated operating expenses in Europe, Latin America, and Asia where the Company sells primarily in U.S. dollars. The Company is planning to expand its business activities in Europe. As a result, the Company expects to have exposures related to non dollar-denominated sales in several European currencies. At the present time, the Company hedges only those currency exposures associated with certain assets and liabilities denominated in non-functional currencies and does not generally hedge anticipated foreign currency cash flows.

The Company maintains investment portfolio holdings of various issuers, types, and maturities. These securities are generally classified as available for sale, and consequently, are recorded on the balance sheet at fair value with unrealized gains or losses reported as a separate component of shareholders' equity. Part of this portfolio includes minority equity investments in several publicly traded companies, the value of which is subject to market price volatility. The Company also has certain real estate lease commitments with payments tied to short-term interest rates. Given the current profile of interest rate exposures, a sharp rise in interest rates could have a material adverse impact on the market value of the Company's investment portfolio while increasing the costs associated with its lease commitments. The Company does not currently hedge these interest rate exposures.

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

The Company has essentially completed the functional integration of StrataCom. The Company is now focusing on training the sales force, and further integrating StrataCom's products and technologies into its sales channels. Although the integration has met the Company's sales expectations to date, it may be a year or more before the Company can assess the commercial success of the acquisition.

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

Potential Volatility in Operating Results

The Company expects that, in the future, its net sales may grow at a slower rate than was experienced in previous periods and that on a quarter-to-quarter basis, the Company's growth in net sales may be significantly lower than its historical quarterly growth rate. The Company generally has had one quarter of a fiscal year when backlog has been reduced. Traditionally, it has been the third quarter. While such a reduction has not occurred in the past two fiscal years, such reductions are extremely difficult to predict and may occur in the future. In addition, in response to customer demand, the Company has attempted to reduce its product manufacturing lead times which may result in corresponding reductions in order backlog. A decline in backlog levels could result in more variability and less predictability in the Company's quarter-to-quarter net sales and operating results going forward. On the other hand, for certain products, lead times are longer than the Company's goal. If the Company can not reduce manufacturing lead times for such products, the Company's customers may cancel orders, or not place further orders if shorter lead times are available from other manufacturers, thus creating additional variability.

Although sales to the service provider market have continued to grow, this market is characterized by large, and often times sporadic purchases. Sales activity in this industry depends upon their status regarding infrastructure build out, the availability of funding, and the extent that they are affected by regulatory and business conditions in the country of operations. A decline or delay in sales orders from this industry could have a material adverse effect on the Company's business operating results and financial condition.

The Company conducts business on a global basis. Accordingly, the Company's future results could be adversely affected by a variety of uncontrollable and changing factors including foreign currency exchange rates, regulatory, political or economic conditions in a specific country or region, trade protection measures and other regulatory requirements, government spending patterns, and natural disasters, among other factors. In the second quarter of fiscal 1997 the Company experienced slower sales growth in Japan, France, Germany, and Italy. Any or all of these factors could have a material adverse impact on the Company's future international business in these or other countries.

The Company also expects that gross margins may be adversely affected by increases in material or labor costs, heightened price competition, and changes in channels of distribution or in the mix of products sold. For example, the Company believes that gross margins may continue to decline over time, because the sales of lower margin Access and Workgroup business unit products have continued to grow at a faster rate than the Company's higher margin Core business unit products. The Company's gross margins may also be impacted by geographic mix, as well as the mix of configurations within each product group. The Company continues to expand into third-party or indirect distribution channels, which generally result in lower gross margins. In addition, increasing third-party and indirect distribution channels generally result in greater difficulty in forecasting the mix of the Company's products, and to a certain degree the timing of its orders.

The Company's growth and ability to meet customer demand also depend in part on its ability to obtain timely supplies of parts from its vendors. During the second quarter, one of the Company's suppliers experienced technical problems with a component. As a result of the component problem, the Company's sales flow was impeded resulting in higher sales volume toward the end of the quarter. Although the Company works closely with its vendors to avoid these types of shortages, there can be no assurance that the Company will not encounter these problems in the future.

The Company also expects that its operating margins may decrease as it continues to hire additional personnel and increases other operating expenses to support its business. The Company plans its operating expense levels based primarily on forecasted revenue levels. Since these expenses are relatively fixed in the short-term, a shortfall in revenues could lead to operating results being below expectations. The results of operations for the second quarter of 1997 are not necessarily indicative of results to be expected in future periods, and the Company's operating results may be subject to quarterly fluctuations as a result of a number of factors. These factors include the integration of people, operations, and products from acquired businesses and technologies; increased competition in the internetworking industry; the overall trend toward industry consolidation; the introduction and market acceptance of new products, including high-speed switching and ATM technologies; variations in sales channels, product costs, or mix of products sold; the timing of orders and manufacturing lead times; and changes in general economic conditions, any of which could have a material adverse impact on operations and financial results.

Risks Associated with Internet Infrastructure

The Company's management believes that in the future there will be performance problems with Internet communications which could receive a high degree of publicity and visibility. As the Company is a large supplier of equipment for the Internet infrastructure, customer's perceptions of the Company's products and the marketplace's perception of Cisco as a supplier of internetworking products, whether or not these problems are due to the performance of Cisco's products, may be adversely affected, particularly as the Company migrates toward providing end-to-end solutions for its customers. Such an event could also result in an adverse effect on the market price of the Company's Common Stock and could adversely affect Cisco's business.

Volatility of Stock Price

The Company's Common Stock has experienced substantial price volatility, particularly as a result of variations between the Company's actual or anticipated financial results and the published expectations of analysts and as a result of announcements by the Company and its competitors. In addition, the stock market has experienced extreme price and volume fluctuations that have affected the market price of many technology companies in particular and have often been unrelated to the operating performance of any specific company. These factors, as well as general economic and political conditions, may adversely affect the market price of the Company's Common Stock in the future.

LIQUIDITY AND CAPITAL RESOURCES

Cash, short-term investments, and investments increased by $398 million from July 28, 1996 to January 25, 1997, primarily as a result of cash generated by operations and to a lesser extent through the exercise of employee stock options. This increase was partially offset by cash payments to Telebit Corporation shareholders and optionees for approximately $200 million, tax payments of approximately $390 million, and capital expenditures of approximately $169 million during this time. In fiscal 1996, the Company hedged its minority equity position in a publicly traded company. The hedge expires quarterly over a period of two years which commenced in October 1996. Cash proceeds on the sales of this investment in fiscal 1997 were approximately $104 million.

Accounts receivable increased 64.6% from July 28, 1996 to January 25, 1997. Days sales outstanding in receivables increased to 59 days as of January 25, 1997 from 43 days at July 28, 1996. Inventories decreased 32.4% between July 28, 1996 and January 25, 1997 which reflects the Company's continued asset management efforts. Inventory management remains an area of focus, as the Company balances the need to maintain strategic inventory levels to ensure competitive lead times versus the risk of inventory obsolescence, due to rapidly changing technology and customer requirements.

Accounts payable increased by 64.9% at January 25, 1997 over July 28, 1996 because of increases in operating expenses, and material purchases to support the growth in net sales. Other accrued liabilities increased by 7.4%, primarily due to higher deferred revenue on service contracts.

At January  25,  1997,  the  Company  had a line of credit  totaling
$100.0 million, which expires April 1998. There have been no borrowings under this agreement.

The Company has entered into certain lease arrangements in San Jose, California, and Research Triangle Park, North Carolina, where it has established its headquarters operations and certain research and development and customer support activities, respectively. In connection with these transactions, the Company pledged $247.6 million of its investments as collateral for certain obligations of the leases. The restricted investments balance will continue to increase as the Company phases in operations at these lease sites.

The Company's management believes that its current cash and equivalents, short-term investments, line of credit, and cash generated from operations will satisfy its expected working capital and capital expenditure requirements through the next year.

                           PART II. OTHER INFORMATION


ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
                  The Company's annual meeting of shareholders was held on November 15, 1996. The following actions were taken at this meeting:

                                             Affirmative       Negative           Votes        Broker
                                                Votes            Votes           Withheld     Non-Votes
                                                ------           -----           --------     ---------
     a.  Election of Directors


          John T. Chambers                   576,028,842           -             3,486,656        -
          James F. Gibbons                   577,066,158           -             2,449,340        -
          Edward R. Kozel                    575,913,735           -             3,601,763        -
          Richard M. Moley                   576,875,312           -             2,640,186        -
          John P. Morgridge                  576,017,327           -             3,498,171        -
          Robert L. Puette                   576,298,912           -             3,216,586        -
          Masayoshi Son                      577,006,159           -             2,509,339        -
          Donald T. Valentine                576,670,347           -             2,845,151        -
          Steven M. West                     576,900,810           -             2,614,688        -


      b.  Approval of the 1996
          Stock Option Plan                  339,224,813        148,579,505      1,536,710         90,174,470

      c.  Amendment to the
          Company's Bylaws to
          increase minimum and               557,363,936          2,632,156      1,472,615         18,046,791
          maximum number of
          directors.


      d.  Ratification of
          Coopers & Lybrand
          L.L.P. as the
          Company's independent
          accountants                        578,105,944            501,478            908,076



ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

                  (a)      Exhibits
                           3.02  The Company's Restated Bylaws, as currently in
                                 effect
                           10.45 Employment Agreement with Don LeBeau
                           11.01 Computation of net income per share
                           27    Financial Data Schedule

                  (b)      Report on Form 8-K
                           The Company filed one report on Form 8-K during the quarter ended January 25, 1997. The filing was on January 22, 1997. The item reported on was the acquisition of Netsys Technologies, Inc.

                                    SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                       Cisco Systems, Inc.




Date:  March 4, 1997
                                              By  /s/ LARRY R. CARTER
                                                --------------------------------

                                              Larry R. Carter, Vice President
                                              Finance, and Chief Financial
                                              Officer (Principal Financial and
                                              Accounting Officer)

                              CISCO SYSTEMS, INC.
                   EXHIBITS TO QUARTERLY REPORT ON FORM 10-Q
                     FOR THE QUARTER ENDED JANUARY 25, 1997


                                                            Sequentially
Exhibit#            Description                             Numbered Plan
--------            -----------                             -------------


   3.02             Restated Bylaws of the Corporation

   10.45            Employment agreement Don LeBeau

   11.01            Computation of net income per share

   27               Financial Data Schedule