Form 10-Q/A
period 1997-01-25
CISCO SYSTEMS INC
filed 1997-03-25
CIK 858877

                                    FORM 10-Q/A

                                 AMENDMENT NO. 1
                                       TO
                                    FORM 10-Q

                                  UNITED STATES
                        Securities and Exchange Commission
                             Washington, D.C. 20549


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

                                                       Cisco Systems, Inc.





Date:  March 17, 1997
                                              By  /s/ LARRY R. CARTER
                                                --------------------------------

                                              Larry R. Carter, Vice President
                                              Finance, and Chief Financial
                                              Officer (Principal Financial and
                                              Accounting Officer)