Form 10-Q
period 1997-04-26
CISCO SYSTEMS INC
filed 1997-06-10
CIK 858877

                                  . FORM 10-Q



(Mark one)

[ X ]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended APRIL 26, 1997

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
    (State or other jurisdiction of            (I.R.S. Employer Identification
                                                           Number)
     incorporation or organization)

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


As of June 2, 1997 669,090,955 shares of the Registrant's common stock were outstanding.

                               CISCO SYSTEMS, INC.

                 FORM 10-Q FOR THE QUARTER ENDED APRIL 26, 1997

                                      INDEX
                                                                                              Page

               Facing sheet                                                                     1

               Index                                                                            2

Part I.        Financial information

Item 1.        Financial Statements and Supplementary Data

               a) Consolidated balance sheets at April 26, 1997 and July 28, 1996
                                                                                                3
               b) Consolidated statements of operations for the three and nine month periods ended April 26, 1997 and April 28, 1996
                                                                                                4
               c) Consolidated statements of cash flows for the nine month periods ended
                    April 26, 1997 and April 28, 1996
                                                                                                5
               d) Notes to consolidated financial statements                                    6

Item 2.        Management's Discussion and Analysis of Financial
               Condition and Results of Operations                                              9


Part II.       Other information                                                               18

               Signature                                                                       19

Exhibits                                                                                       20


               ITEM 1. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                               CISCO SYSTEMS, INC.

                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)


                                                                           April 26,         July 28,
                                                                             1997              1996
                                                                     ----------------  ----------------
                                                                          (Unaudited)
                                  ASSETS

  Current assets:
     Cash and equivalents                                                $   345,492       $   279,695

     Short-term investments                                                  937,583           758,489
     Accounts receivable, net of allowance for doubtful
       accounts of $15,018 at April 26, 1997 and
       $21,074 at July 28, 1996                                            1,139,429           622,859
     Inventories, net                                                        233,505           301,188
     Deferred income taxes                                                   209,392           101,827
     Prepaid expenses and other current assets                                72,066            95,582
                                                                        ----------------  ------------
            Total current assets                                           2,937,467         2,159,640

  Investments                                                              1,123,825           832,114
  Restricted investments                                                     334,086           228,644
  Property and equipment, net                                                460,389           331,315
  Other assets                                                               208,569            78,519
                                                                        ----------------  ------------
            Total assets                                                 $ 5,064,336       $ 3,630,232
                                                                        ================  ============


                   LIABILITIES AND SHAREHOLDERS' EQUITY

  Current liabilities:
     Accounts payable                                                    $   218,286       $   153,683
     Income taxes payable                                                    245,967           169,894
     Accrued payroll and related expenses                                    225,264           195,197
     Other accrued liabilities                                               345,864           250,579
                                                                        -----------------  -----------
            Total current liabilities                                      1,035,381           769,353

  Minority interest                                                           41,230            41,257

  Shareholders' equity:
     Preferred stock, no par value, 5,000 shares authorized:
     none issued or outstanding at April 26, 1997
       and July 28, 1996
     Common stock, no par value, 1,200,000 shares authorized:
        666,033 shares issued and outstanding at
       April 26, 1997 and 649,284 at July 28, 1996                         1,276,576           888,067
     Retained earnings                                                     2,649,323         1,777,369
     Unrealized gains on marketable securities                                73,703           158,848
     Cumulative translation adjustments                                      (11,877)           (4,662)
                                                                        -----------------  ------------
            Total shareholders' equity                                     3,987,725         2,819,622
                                                                        -----------------  ------------
            Total liabilities and shareholders' equity                   $ 5,064,336       $ 3,630,232
                                                                        =================  ============


The accompanying notes are an integral part of these financial statements.

                               CISCO SYSTEMS, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per-share amounts)



                                                        Three Months Ended           Nine Months Ended
                                                   ----------------------------------------------------------
                                                      Apr. 26,      Apr. 28,       Apr. 26,      Apr. 28,
                                                        1997          1996           1997          1996
                                                   ----------------------------------------------------------
                                                                          (Unaudited)
Net sales                                            $1,647,871      $1,087,056    $4,675,074     $2,803,857
Cost of sales                                           571,339         377,154     1,625,338        957,211
                                                   -------------  ---------------------------- --------------
   Gross margin                                       1,076,532         709,902     3,049,736      1,846,646
                                                   -------------  ---------------------------- --------------

Operating expenses:
  Research and development                              183,714         107,232       496,077        275,107
  Sales and marketing                                   299,339         187,950       846,790        496,728
  General and administrative                             54,349          38,148       148,236         97,877
  Purchased research and development                                                  217,792
                                                   -------------  ---------------------------- --------------
    Total operating expenses                            537,402         333,330     1,708,895        869,712
                                                   -------------  ---------------------------- --------------

Operating income                                        539,130         376,572     1,340,841        976,934

Realized gain on sale of investment                      32,288                       134,695
Interest and other income, net                           29,093          16,672        77,635         45,176
                                                   -------------  ---------------------------- --------------

Income before provision for income taxes                600,511         393,244     1,553,171      1,022,110
Provision for income taxes                              222,190         147,595       655,449        385,337
                                                   -------------  ---------------------------- --------------

Net income                                           $  378,321      $  245,649    $  897,722     $  636,773
                                                   =============  ============================ ==============

Net income per share                                 $      .55      $      .37    $     1.31     $      .96
                                                   =============  ============================ ==============

Shares used in per-share calculation                    688,452         669,960       687,416        664,348
                                                   =============  ============================ ==============


The accompanying notes are an integral part of these financial statements.

                               CISCO SYSTEMS, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                           Nine Months Ended
                                                                   ----------------------------------
                                                                     April 26,          April 28,
                                                                        1997              1996
                                                                   ---------------   ------------
                                                                              (Unaudited)
  Cash flows from operating activities:
  Net income                                                       $   897,722       $  636,773

  Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation and amortization                                     151,044           73,589
     Deferred income taxes                                             (82,459)         (34,822)
     Tax benefit of disqualifying dispositions                         140,547          140,217
     Adjustment to conform StrataCom, Inc. fiscal year                 (11,020)
     Purchased research and development from
        Netsys Technology, Inc. acquisition                             43,203
     Change in operating assets and liabilities:
        Accounts receivable                                           (514,374)        (173,801)
        Inventories                                                     70,229         (243,029)
        Prepaid expenses and other current assets                       23,692          (41,380)
        Accounts payable                                                64,152          116,907
        Income taxes payable                                            75,973           64,770
        Accrued payroll and related expenses                            28,912           75,873
        Other accrued liabilities                                       70,228           53,790
                                                                   ---------------   ------------
              Net cash provided by operating activities                957,849          668,887
                                                                   ---------------   ------------

  Cash flows from investing activities:
     Purchases of short-term investments                            (1,045,272)        (472,091)
     Proceeds from sales and maturities of short-term
       investments                                                     919,396           456,857
     Purchases of investments                                       (1,335,381)        (616,963)
     Proceeds from sales of investments                                850,949           187,433
     Purchases of restricted investments                              (259,668)        (140,754)
     Proceeds from sales and maturities of restricted
       investments                                                     155,017          105,430
     Acquisition of property and equipment                            (270,240)        (170,789)
     Acquisition of Telebit Corporation, net of
       purchased research and development                              (25,189)
     Other                                                             (26,980)          17,420
                                                                   ---------------   ------------
              Net cash used in investing activities                 (1,037,368)        (633,457)
                                                                   ---------------   ------------

  Cash flows from financing activities:
     Issuance of common stock                                          152,531           81,127
     Repurchase of common stock                                                        (115,610)
     Other                                                              (7,215)          (9,882)
                                                                   ---------------   ------------
              Net cash provided by (used in)
                financing activities                                   145,316          (44,365)
                                                                   ---------------   ------------

  Net increase (decrease) in cash and equivalents                       65,797           (8,935)
  Cash and equivalents, beginning of period                            279,695          284,388
                                                                   ---------------   ------------
  Cash and equivalents, end of period                              $   345,492       $  275,453
                                                                   ===============   ============




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

Basis of Presentation

The accompanying financial data as of April 26, 1997 and July 28, 1996 and for the three and nine month periods ended April 26, 1997 and April 28, 1996, have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The July 28, 1996 balance sheet was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended July 28, 1996.

In July 1996, the Company acquired StrataCom, Inc.("StrataCom"), a Company that develops, manufactures, and supports high speed LAN and WAN switching equipment. The merger was accounted for as a pooling of interests and, accordingly, the Company's consolidated financial statements were restated for all periods prior to the merger to include the results of operations, financial positions, and cash flows for StrataCom for the twelve months ended June 30, 1996. Prior to the merger, StrataCom used a calendar year-end. In order for both companies to operate on the same fiscal year for 1997, StrataCom's operations for the one month period ended July 28, 1996, which are not material to the consolidated companies, have been reflected as an adjustment to retained earnings in the first quarter of fiscal 1997.

In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows for the three and nine month periods ended April 26, 1997 and April 28, 1996, have been made. The results of operations for the period ended April 26, 1997 are not necessarily indicative of the operating results for the full year.

Computation of Net Income Per Share

Net income per common share is computed using the weighted average number of common and dilutive common equivalent shares outstanding during the period. Dilutive common equivalent shares consist of stock options.

3. BUSINESS COMBINATIONS

In September 1996, the Company acquired Nashoba Networks ("Nashoba"), an innovator in token ring switching technologies. The Company issued approximately
1.6 million shares of common stock for all the outstanding stock of Nashoba in a transaction accounted for as a pooling of interests. The Company also assumed remaining outstanding Nashoba stock options which were converted to options to purchase approximately .1 million shares of the Company's common stock.

Also, in September 1996, the Company acquired Granite Systems, Inc. ("Granite"), a company established to develop, market, and sell multilayer switching and gigabit Ethernet equipment. The Company issued approximately 2.2 million shares of common stock for all the outstanding stock of Granite in a transaction accounted for as a pooling of interests. The Company also assumed remaining outstanding Granite stock options which were converted to options to purchase approximately 1.6 million shares of the Company's common stock.

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

In November 1996, the Company acquired Netsys Technologies ("Netsys"), a privately held innovator of network infrastructure management and performance analysis software. Under the terms of the agreement, shares of the Company's common stock worth approximately $79 million have been exchanged for all outstanding shares and options of Netsys in a transaction accounted for as a purchase. The Company had held a minority equity interest in Netsys since February 1995 and had also entered into a strategic reseller agreement. As part of this transaction, the Company recorded approximately $43 million in purchased research and development expense and $41 million of goodwill and other intangible assets in the second quarter of fiscal 1997. Amounts allocated to goodwill and other intangibles are amortized on a straight-line basis over a five-year period.

The historical operations of Telebit and Netsys are not material to the Company's consolidated operations and financial position on either an individual or an aggregated basis, therefore, pro forma summaries are not presented. The amounts allocated to purchased research and development were determined through established valuation techniques in the high technology communications industry, and were expensed upon acquisition, because technological feasibility had not been established and no future alternative uses existed. Research and development costs to bring the Telebit and Netsys products to technological feasibility are not expected to have a material impact on the Company's future results of operations, cash flows, or liquidity.

4. BALANCE SHEET DETAIL
          (In thousands)

               Inventories:                          April 26,           July 28,
                                                        1997               1996
                                                   ---------------    ----------
                                                    (Unaudited)
                 Raw materials                     $   79,690         $  134,531
                 Work in process                      106,047             99,723
                 Finished goods                        17,495             51,920
                 Demonstration systems                 30,273             15,014
                                                   ---------------    -----------
                                                   $  233,505         $  301,188
                                                   ===============    ===========

5.   INCOME TAXES

The Company paid income taxes of $514 million during the nine months ended April 26, 1997 and $227 million during the nine months ended April 28, 1996. The Company's effective tax rate for the fiscal year 1997 has been affected by the purchased research and development from the acquisition of Netsys and Telebit. The Company's income taxes currently payable for both federal and state purposes have been reduced by the tax benefit of disqualifying dispositions of stock options. The benefit is the difference between the market value of the stock issued at the time of exercise and the option price tax effected at the Company's effective tax rate. This benefit totaled $141 million in the first nine months of 1997, and was credited directly to shareholders' equity.

6. RECENT ACCOUNTING PRONOUNCEMENTS

During February 1997, the Financial Accounting Standards Board issued Statement No. 128 (SFAS No. 128), "Earnings per Share," (EPS). Under SFAS No. 128 the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. The Statement modifies the standards for computing earnings per share in APB Opinion No. 15 "Earnings per Share," and makes them comparable to international EPS standards. It also replaces the presentation of primary EPS with a presentation of basic EPS, and fully diluted EPS with diluted EPS. Basic EPS excludes dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS includes the potential dilution that could occur from the exercise or conversion of securities or other contracts to issue common stock. The statement also requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. SFAS No. 128 is effective for periods ending after December 15, 1997, including interim periods. The Company will adopt SFAS No. 128 in its second quarter of fiscal year 1998.

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

Net sales grew to $1,648 million in the third quarter of 1997 from $1,087 million in the third quarter of 1996. Net sales for the first nine months of 1997 were $4,675 million, compared to $2,804 million in the first nine months of 1996. The 51.6% increase in net sales between the two three month periods and the 66.7% increase in net sales between the two nine month periods were primarily the result of increasing unit sales of LAN switching products such as the Catalyst 5000, remote access routers such as the Cisco 2500 product family, high end routers such as the Cisco 7500 product family, and modular access routers such as the Cisco 4700. These increases were partially offset by decreasing unit sales of the Company's older product lines, consisting of the Cisco 7000 and Cisco 4000. The sales growth rate for lower priced access and switching products targeted toward small and medium sized businesses has grown at a faster rate than the Company's high-end core router products. These products typically carry lower average selling prices, and is one factor which contributed to the slowdown in the Company's overall sequential growth rate. Additionally, the Company believes customers are awaiting the introduction of its new high-end product offerings, primarily the gigabit switch router targeted for the service provider market. As such, the Company has noted a slowing of its growth rate in its existing high-end product offerings. Sales to international customers decreased slightly to 49.6% of net sales in the third quarter of 1997, from 49.9% for the third quarter of 1996. International sales in the first nine months of 1997 were 48.7% of net sales compared with 49.8% of net sales for the same period in 1996. These decreases reflect slower sales growth in certain international markets, particularly Japan, France, and Germany. Sales growth in these markets have been impacted by certain factors such as weaker economic conditions, delayed government spending, a stronger dollar versus the local currencies, and slower adoption of networking technologies, among other factors.

Gross margins remained constant at 65.3% in the third quarter of 1997 compared with the third quarter of 1996. Gross margins for the first nine months of 1997 were 65.2% compared with 65.9% for the same period in 1996. This decrease is due to several factors including the continued shift in revenue mix to the Company's lower margin products consisting primarily of access and workgroup products for the small to medium-sized customer. These products traditionally have fewer features and less software functionality than the Company's service provider and enterprise offerings. The prices of component parts have fluctuated in the recent past, and the Company expects that this trend may continue. An increase in the price of component parts may have a material adverse impact on gross margins. In the third quarter of fiscal 1997, component prices were relatively stable, however the Company noted some upward movement in the cost of memory chips, which was offset by improvements in manufacturing efficiencies. The Company expects that gross margins will continue to decrease in the future, because it believes that the market for lower margin remote access and switching products for the small to medium sized customer will continue to increase at a faster rate than the market for the Company's higher margin router and high-performance switching products. The Company is attempting to mitigate this trend through various means, such as increasing the functionality of its products, controlling royalty costs, and improving manufacturing efficiencies. There can be no assurance that any efforts made by the Company in these and other areas will successfully offset decreasing margins.

Research and development expenses increased $76 million in the third quarter of 1997 over the third quarter of 1996, and increased $221 million in the first nine months of 1997 over the first nine months of 1996. This represents an increase to 11.1% from 9.9% of net sales in the quarter to quarter period and to 10.6% from 9.8% of net sales for the first nine months of each fiscal year. The increase reflects the Company's ongoing research and development efforts, including the further development of the CiscoFusion(TM) architecture, as well as the acquisition of technologies to bring a broad range of products to the market in a timely fashion. A significant portion of the increase was due to the addition of new personnel, as well as higher expenditures on prototypes and depreciation on new equipment. The Company is primarily developing new technologies internally. Accordingly, research and development expenses are expected to increase at the same, or a slightly greater rate than the sales growth rate. If the Company believes it is unable to enter a particular market in a timely manner, it may acquire other businesses or license technology from other businesses as an alternative to internal research and development. All of the Company's research and development costs are expensed as incurred.

Sales and marketing expenses in the third quarter of fiscal 1997 increased $111 million over the third quarter of fiscal 1996, and $350 million over the first nine months of 1996. This represents slight increases to 18.2% from 17.3% of net sales in the quarter to quarter period and to 18.1% from 17.7% of net sales for the first nine months of each fiscal year. The increases in these expenses resulted from an increase in the size of the Company's direct sales force and related commissions, additional marketing programs to support the launch of new products, the entry into new markets, both domestic and international, and expanding distribution channels.

General and administrative expenses rose by $16 million in the third quarter of 1997 versus the third quarter of 1996 which is a slight decrease to 3.3% from 3.5% of net sales. These expenses increased $50 million in the first nine months of 1997 from the first nine months of 1996, representing a slight decrease to 3.2% from 3.5% of net sales for the comparable nine month periods, which reflects management's continued efforts to control discretionary spending. The dollar increase reflects increased personnel costs necessary to support the Company's business infrastructure, as well as certain merger and acquisition related costs. The Company is continuously evaluating potential acquisition candidates as part of its growth strategy and incurs legal, accounting, and other related costs associated with this activity. It is management's intent to keep general and administrative costs relatively constant as a percentage of net sales; however, this goal is dependent upon the level of acquisition activity, among other factors.

The amount expensed to purchased research and development in the first nine months of fiscal 1997 arose from the acquisition of the outstanding shares of Netsys, and the acquisition of assets and assumption of liabilities of Telebit (See Note 3).

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

During February 1997, the Financial Accounting Standards Board issued Statement No. 128 (SFAS No. 128), "Earnings per Share," (EPS). Under SFAS No. 128 the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. The Statement modifies the standards for computing earnings per share in APB Opinion No. 15 "Earnings per Share," and makes them comparable to international EPS standards. It also replaces the presentation of primary EPS with a presentation of basic EPS, and fully diluted EPS with diluted EPS. Basic EPS excludes dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS includes the potential dilution that could occur from the exercise or conversion of securities or other contracts to issue common stock. The statement also requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. SFAS No. 128 is effective for periods ending after December 15, 1997, including interim periods. The Company will adopt SFAS No. 128 in its second quarter of fiscal year 1998.

Financial Risk Management

As a global concern, the Company faces exposure to adverse movements in foreign currency exchange rates. These exposures may change over time as business practices evolve and could have a material adverse impact on the Company's financial results. Historically, the Company's primary exposures related to non dollar-denominated sales in Japan, Canada, and Australia and non dollar-denominated operating expenses in Europe, Latin America, and Asia where the Company sells primarily in U.S. dollars. The Company is planning to expand its business activities in Europe. As a result, the Company expects to have exposures related to non dollar-denominated sales in several European currencies. At the present time, the Company hedges only those currency exposures associated with certain assets and liabilities denominated in non-functional currencies and does not generally hedge anticipated foreign currency cash flows. The hedging activity undertaken by the Company is intended to offset the impact of currency fluctuations on certain non-functional currency assets and liabilities. The success of this activity depends upon forecasts of transaction activity denominated in various currencies, primarily the Japanese Yen, Canadian Dollar, Australian Dollar, and certain European currencies. To the extent these forecasts are over or understated during periods of currency volatility, the Company could experience unanticipated currency gains and losses.

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

The internetworking business is highly competitive, and as such, the Company's growth is dependent upon market growth and its ability to enhance its existing products and introduce new products on a timely basis. One of the ways the Company has addressed and will continue to address the need to develop new products is through acquisitions of other companies. Acquisitions involve numerous risks, including difficulties in assimilation of the operations, technologies, and products of the acquired companies; risks of entering markets in which the Company has no or limited direct prior experience and where competitors in such markets have stronger market positions; and the potential loss of key employees of the acquired company. The Company must also maintain its ability to manage any such growth effectively. Failure to manage growth effectively and successfully integrate acquisitions made by the Company could adversely affect the Company's business and operating results.

The Company has a number of strategic partnerships with companies including GTE, Hewlett-Packard, Intel, and Microsoft. These contractual arrangements are generally limited to specific projects, the goal of which is generally to facilitate product compatibility and adoption of industry standards. If successful, these relationships will be mutually beneficial resulting in industry growth. However, these partnerships carry an element of risk because, in most cases, the Company must compete in some business areas, and at the same time cooperate with these companies in other business areas, and because if these companies fail to perform, Cisco could suffer delays in product development or other operational difficulties. Failure to manage them effectively could adversely impact the Company's business and operating results.

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

There has been a trend toward industry consolidation for several years. In recent months, the Company has seen this trend continue, as two significant industry mergers were announced. In February 1997, 3COM and U.S. Robotics announced an agreement and plan of merger. In March 1997, Ascend Communications, Inc. and Cascade Communications Corporation announced that they had signed a definitive merger agreement. The Company expects this trend toward industry consolidation to continue, as companies attempt to strengthen or hold their market positions as the industry evolves. The Company believes that industry consolidation may provide stronger competitors that are better able to compete as sole source vendors for customers. This could lead to more variability in operating results as the Company competes to be a single vendor solution.

The Company has announced that it will realign its business around three key customer groups. The three groups will include Enterprise, which will be focused on serving large corporate and institutional customers; Service Provider, which will serve telecommunications carriers, Internet service providers, and cable and wireless companies; and Small/Medium Business focused on the small and medium sized business customer. The Company believes this realignment of resources will enable it to better meet the needs of its customers. However, there are risks inherent in any business realignment and the Company can give no assurance that the realignment will meet its intended objectives. Failure to manage this transition to a new business model could have a material and adverse impact on the Company's operating results and financial condition.

Potential Volatility in Operating Results

The Company expects that, in the future, its net sales may grow at a slower rate than was experienced in previous periods and that on a quarter-to-quarter basis, the Company's growth in net sales may be significantly lower than its historical quarterly growth rate. In the Company's most recent quarter, the sequential sales growth slowed from prior levels, and a disproportionate share of the sales occurred in the last month of the quarter. These occurrences are extremely difficult to predict and may happen in the future. The Company's ability to meet financial expectations could be hampered if the nonlinear sales pattern continues in future periods. In addition, in response to customer demand, the Company has attempted to reduce its product manufacturing lead times which may result in corresponding reductions in order backlog. A decline in backlog levels could result in more variability and less predictability in the Company's quarter-to-quarter net sales and operating results going forward. On the other hand, for certain products, lead times are longer than the Company's goal. If the Company can not reduce manufacturing lead times for such products, the Company's customers may cancel orders, or not place further orders if shorter lead times are available from other manufacturers, thus creating additional variability.

Although sales to the service provider market have continued to grow, this market is characterized by large, and often times sporadic purchases. Sales activity in this industry depends upon the stage of completion of expanding network infrastructures, the availability of funding, and the extent that they are affected by regulatory and business conditions in the country of operations. A decline or delay in sales orders from this industry could have a material adverse effect on the Company's operating results and financial condition.

Changes in domestic and international telecommunication requirements could affect the Company's sales of its products. Future changes in tariffs by regulatory agencies, or application of tariff requirements to currently untariffed services, could affect the sales of the Company's products for certain classes of customers. Additionally, in the U.S. the Company's products must comply with various Federal Communication Commission requirements and regulations. In countries outside of the U.S., the Company's products must meet various requirements of local telecommunications authorities. Changes in tariffs, or failure to obtain timely approval of products could have a material adverse effect on the Company's operating results and financial condition.

The Company conducts business on a global basis. Accordingly, the Company's future results could be adversely affected by a variety of uncontrollable and changing factors including foreign currency exchange rates, regulatory, political or economic conditions in a specific country or region, trade protection measures and other regulatory requirements, government spending patterns, and natural disasters, among other factors. In the third quarter of fiscal 1997, the Company experienced slower sales growth in Japan, France and Germany , as well as certain other parts of Europe and Asia. Any or all of these factors could have a material adverse impact on the Company's future international business in these or other countries.

The Company also expects that gross margins may be adversely affected by increases in material or labor costs, heightened price competition, and changes in channels of distribution or in the mix of products sold. For example, the Company believes that gross margins may continue to decline over time, because the sales of lower margin access and switching products targeted toward the small to medium sized customer have continued to grow at a faster rate than the Company's higher margin router and high-performance switching products targeted toward the enterprise and service provider customers. The Company's gross margins may also be impacted by geographic mix, as well as the mix of configurations within each product group. The Company continues to expand into third-party or indirect distribution channels, which generally result in lower gross margins. In addition, increasing third-party and indirect distribution channels generally result in greater difficulty in forecasting the mix of the Company's products, and to a certain degree the timing of its orders.

The Company's growth and ability to meet customer demand also depend in part on its ability to obtain timely supplies of parts from its vendors. The Company has experienced component shortages in the past, which have adversely affected its operations. Although the Company works closely with its vendors to avoid these types of shortages, there can be no assurance that the Company will not encounter these problems in the future.

The Company also expects that its operating margins may decrease as it continues to hire additional personnel and increases other operating expenses to support its business. The Company plans its operating expense levels based primarily on forecasted revenue levels. As these expenses are relatively fixed in the short-term, a shortfall in revenues could lead to operating results being below expectations. The results of operations for the third quarter of 1997 are not necessarily indicative of results to be expected in future periods, and the Company's operating results may be subject to quarterly fluctuations as a result of a number of factors. These factors include the integration of people, operations, and products from acquired businesses and technologies; increased competition in the internetworking industry; the overall trend toward industry consolidation; the introduction and market acceptance of new products, including Gigabit ethernet and Tag switching; variations in sales channels, product costs, or mix of products sold; the timing of orders and manufacturing lead times; and changes in general economic conditions, any of which could have a material adverse impact on operations and financial results.

Risks Associated with Internet Infrastructure

The Company's management believes that in the future there will be performance problems with Internet communications which could receive a high degree of publicity and visibility. As the Company is a large supplier of equipment for the Internet infrastructure, customers perceptions of the Company's products and the marketplace's perception of Cisco as a supplier of internetworking products, whether or not these problems are due to the performance of Cisco's products, may be adversely affected, particularly as the Company migrates toward providing end-to-end solutions for its customers. Such an event could also result in an adverse effect on the market price of the Company's Common Stock and could adversely affect Cisco's business.

Volatility of Stock Price

The Company's Common Stock has experienced substantial price volatility, particularly as a result of variations between the Company's actual financial results and the published expectations of analysts and as a result of announcements by the Company and its competitors. In addition, the stock market has experienced extreme price and volume fluctuations that have affected the market price of many technology companies in particular and have often been unrelated to the operating performance of any specific company. These factors, as well as general economic and political conditions, may adversely affect the market price of the Company's Common Stock in the future.

LIQUIDITY AND CAPITAL RESOURCES

Cash, short-term investments, and investments increased by $537 million from July 28, 1996 to April 26, 1997, primarily as a result of cash generated by operations and to a lesser extent through the exercise of employee stock options. These cash flows were partially offset by tax payments of approximately $514 million, capital expenditures of approximately $270 million and cash payments to former Telebit Corporation shareholders and optionees for approximately $200 million. In fiscal 1996, the Company hedged its minority equity position in a publicly traded company. The hedge expires quarterly over a period of two years which commenced in October 1996. Cash proceeds on the sales of the minority investment in fiscal 1997 were approximately $136 million.

Accounts receivable increased 82.9% from July 28, 1996 to April 26, 1997. Days sales outstanding in receivables increased to 63 days as of April 26, 1997 from 43 days at July 28, 1996. Inventories decreased 22.5% between July 28, 1996 and April 26, 1997 which reflects the Company's continued inventory management efforts. Inventory management remains an area of focus, as the Company balances the need to maintain strategic inventory levels to ensure competitive lead times versus the risk of inventory obsolescence, due to rapidly changing technology and customer requirements.

Accounts payable increased by 42.0% at April 26, 1997 over July 28, 1996 because of increases in operating expenses, and material purchases to support the growth in net sales. Other accrued liabilities increased by 38.0%, primarily due to higher deferred revenue on service contracts.

At April 26, 1997, the Company had a line of credit totaling $100.0 million, which expires April 1998. There have been no borrowings under this agreement.

The Company has entered into certain lease arrangements in San Jose, California, and Research Triangle Park, North Carolina, where it has established its headquarters operations and certain research and development and customer support activities, respectively. In connection with these transactions, the Company pledged $334 million of its investments as collateral for certain obligations of the leases. The Company anticipates that it will occupy more leased property in the future which will require similar pledged securities, however the Company does not expect the impact of this activity to be material to liquidity.

The Company's management believes that its current cash and equivalents, short-term investments, line of credit, and cash generated from operations will satisfy its expected working capital and capital expenditure requirements through the next year.

                       PART II. OTHER INFORMATION


ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K
           (a)    Exhibits
                  10.46 Lease Agreement between the Company and First State Realty of America, Inc., dated February 7, 1997, for the Company's site in Santa Clara, California
                  10.47 Lease Agreement between the Company and Berg & Berg
                        Enterprises, Inc., dated December 31, 1996, for the Company's site in Santa Clara, California
                  10.48 Lease (Buildings "A" and "C") by and between SBC&D Co., Inc.
                        and the Company, dated November 26, 1996, located
                        in San Jose, California
                  10.49 Lease (Buildings "B" and "D") by and between SBC&D Co., Inc.
                        and the Company dated November 26, 1996, located in San Jose,
                        California
                  11.01 Computation of Net Income per Share
                  27    Financial Data Schedule


           (b)    Reports on Form 8-K
                  None


                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                Cisco Systems, Inc.




Date:  June 9, 1997
                                      By   /s/ Larry R. Carter
                                          ---------------------------
                                      Larry R. Carter, Vice President
                                      Finance, and Chief Financial
                                      Officer (Principal Financial and
                                      Accounting Officer)


EXHIBIT INDEX
--------------

                  10.46 Lease Agreement between the Company and First State Realty of America, Inc., dated February 7, 1997, for the Company's site in Santa Clara, California
                  10.47 Lease Agreement between the Company and Berg & Berg
                        Enterprises, Inc., dated December 31, 1996, for the Company's site in Santa Clara, California
                  10.48 Lease (Buildings "A" and "C") by and between SBC&D Co., Inc.
                        and the Company, dated November 26, 1996, located
                        in San Jose, California
                  10.49 Lease (Buildings "B" and "D") by and between SBC&D Co., Inc.
                        and the Company dated November 26, 1996, located in San Jose,
                        California
                  11.01 Computation of Net Income per Share
                  27    Financial Data Schedule
