Form 10-K
period 1997-07-26
CISCO SYSTEMS INC
filed 1997-10-22
CIK 858877

                                    FORM 10-K
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(Mark one)
[X] Annual report pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934 For the fiscal year ended July 26,1997

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934 For the transition period from ________ to ________ Commission file number 0-18225

                               CISCO SYSTEMS, INC.
             (Exact name of registrant as specified in its charter)

          California                                            77-0059951
-------------------------------                            --------------------
(State or other jurisdiction of                               (IRS Employer
incorporation or organization)                              Identification No.)

   170 West Tasman Drive
   San Jose, California                                            95134
-------------------------------                            --------------------
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

                              Yes   X    No
                                  -----    -----
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

                                       [ ]

As of September 15, 1997, the approximate aggregate market value of voting stock held by non-affiliates of the registrant was $46,175,832,500 (based upon the closing price for shares of the Registrant's Common Stock as reported by the National Market System of the National Association of Securities Dealers Automated Quotation System on that date). Shares of Common Stock held by each officer, director, and holder of 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes. As of September 15, 1997, 672,119,249 shares of registrant's common stock were outstanding.


                       DOCUMENTS INCORPORATED BY REFERENCE

(1)     Portions of Annual Report to Shareholders for fiscal year ended July 26,
        1997.

(2) Portions of the Registrant's Proxy Statement related to the 1997 Annual Meeting of Shareholders, to be held on November 13, 1997, are incorporated by reference into Part III of this Annual Report on 10-K where indicated.

      The table of exhibits filed appears at page 23.

                                     PART I

ITEM 1.  BUSINESS

GENERAL

Certain Statements contained in this Annual Report on Form 10-K, including, without limitation, statements containing the words "believes", "anticipates", "estimates", "expects", and words of similar import, constitute forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Readers are referred to the "Financial Risk Management" and "Future Growth Subject to Risks" sections, of Cisco System Inc.'s 1997 Annual Report to Shareholders, which is hereby incorporated by reference, as well as the "Acquisition, Investment and Alliances", "Competition", "Research and Development", "Manufacturing", "Patents, Intellectual Property and Licensing" and "Other Risk Factors" sections contained herein, which identify important risk factors that could cause actual results to differ from those contained in the forward looking statements.

Cisco Systems, Inc. and its subsidiaries ("Cisco", or the "Company") operate in one industry segment providing networking solutions that connect computing devices and computer networks. These allow people to access or transfer information without regard to differences in time, place or type of computer system.

Networking is a multi-billion dollar global market whose growth is spurred by the increasingly critical role that electronic information plays in almost every facet of life today. While computer networking for many years has been a highly complex science employed primarily by large enterprises, the growth in use of the global Internet has proved beneficial to organizations of all sizes, as well as individuals, worldwide.

The Company markets its products through its direct sales force, distributors, value-added resellers and system integrators. This multiple-channel approach allows customers to select the channel that addresses their specific needs and provides the Company with broad coverage of worldwide markets.

Cisco was incorporated in California in December 1984. The Company's executive offices are located at 170 West Tasman Drive, San Jose, California 95134, and its telephone number at that location is (408)526-4000.

END-TO-END NETWORKING SOLUTIONS

Cisco's strategy is to provide end-to-end networking solutions that customers can use to a) build a unified information infrastructure of their own, or b) to connect to someone else's network. An end-to-end networking solution provides a common technical architecture that allows network services to be consistently provided to all users on the network.

Cisco's products are used individually or in combination to connect computing devices to networks, or computer networks with each other - whether they are within a building, across a campus or around the world. The Company's breadth of product offerings enables it to configure hardware and software features to match customer needs. Many of the Company's products are expandable, offering customers the option to upgrade their networks as their needs grow.

Cisco's product offerings fall into several categories:

Routing

Routing is a foundation technology for computer communications. Routers move information from one network to another, applying intelligence in the process to ensure that the information reaches its destination securely and in the fastest way possible. Cisco offers a broad range of routers, including the Cisco 7000, 4000, 2500 and 1000 families, as well as the recently introduced Cisco 12000, or Gigabit Switch Router (GSR).

Switching

Switching is another important networking technology, used in both local-area networks (LANs) and wide-area networks (WANs). Cisco's switching solutions employ all widely used switching technologies -- Ethernet, Token Ring and Asynchronous Transfer Mode (ATM). Cisco's LAN switching products are contained in the Catalyst(TM) family. WAN switching products include the Cisco StrataCom(R) IGX and BPX families, and the Cisco 3800 series.

Access

Computing and communications today are conducted in many locations, not just at a company's head office. Cisco's access solutions give groups and individuals who are remotely located the same level of connectivity and information access they would have if they were located at the company's head office. Asynchronous and ISDN remote-access routers and dial-up access servers are used for supporting telecommuters and mobile workers, for Internet access and branch-office connectivity. The Company's access products include the AS5000 family of access servers; access routers such as the Cisco 4000, 2500, and 1000 families, as well as network security and management software.

SNA/LAN

Most large organizations have existing IBM computing systems that use the System Network Architecture (SNA) networking method, as well as LANs based on open network architectures (such as the TCP/IP protocol). Network managers with both types of networks increasingly want to combine them into a single network that leverages existing investments. The Company's CiscoBlue strategy provides a roadmap for consolidating and managing SNA and non-SNA networks. It also enables an IBM data center to be used in Internet/intranet applications.

Internet Appliances and Software

Cisco offers products that improve a network manager's ability to cope with a number of challenges posed by the growing popularity of the Internet, such as security, network traffic volume, and network address shortage. These products include: the PIX Firewall, which prevents unauthorized access to a network; the Micro Webserver, which facilitates the set up of Web sites; IP/TV software, which transmits audio and video to desktop PCs; IPeXchange Internet Gateways, which are designed to provide Novell NetWare customers in small and medium-sized businesses with easy and secure connectivity to the Internet; and LocalDirector and

Distributed Director, which balance the load between multiple servers to enable timely access and response to requests.

Cisco IOS Software

Cisco Internetwork Operating System (Cisco IOS(TM)) is the common platform that transforms a network into a strategic asset and competitive advantage. Cisco IOS technologies include a wide variety of features that provide the intelligence of the Internet and of private networks. They are the unifying thread that connects otherwise disparate hardware to build a seamless, efficient infrastructure which facilitates network growth and the deployment of new applications, which in turn enhances reliability, and interoperability, and lowers the cost of ownership.

The Cisco IOS software platform provides important network services and enables networked applications. Cisco IOS network services fall into two categories. Foundation Network Services are the building blocks of a robust network. They include connectivity, security, scalability, reliability and management. Enabling Network Services support the deployment of applications that take advantage of the underlying network. Enabling Network services include such areas as multimedia, quality of service(a network management and optimization service) and voice.

Network Management

Cisco provides applications that centralize management, automate routine tasks, and can be integrated into customers' existing network management environments. The CiscoWorks software is a suite of standards-based applications that allow users to manage their Cisco devices from a single integrated console. Cisco Enterprise Accounting is a new family of powerful and easy-to-use enterprise network management accounting and billing applications that help manage and control the cost of owning corporate networks and Internet access. The NETSYS Enterprise/Solver family of network intelligent management tools aids in troubleshooting, managing, and network planning.

CUSTOMERS AND MARKETS

Networking needs are influenced by a number of factors, including the size of the organization, number and types of computer systems, geographic locations, and the applications requiring data communications. Cisco's customer base is not concentrated in any particular industry and in each of the past five fiscal years no single customer has accounted for ten percent or more of the Company's net sales. For additional information regarding the Company's customers and markets see Note 11, "Geographic Information and Major Customers," on page 49 of the Company's 1997 Annual Report to Shareholders, which is incorporated by reference herein.

Cisco's market strategy addresses three customer profiles:

Enterprise

Enterprise customers generally are large organizations with complex networking needs, usually spanning multiple locations and types of computer systems. Enterprise customers include corporations, government agencies, utilities and educational institutions.

Service Providers

These customers provide data communication services, including telecommunication carriers, Internet Service Providers, cable companies, and wireless communication providers.

Small/Medium Business

These customers have a need for data networks of their own, as well as connection to the Internet and/or to business partners. However, these customers generally have limited resources; therefore, the Company attempts to provide products which are affordable as well as easy to install and use.

The Company's worldwide direct sales organization at September 20, 1997 consisted of approximately 3,500 individuals, including managers, sales representatives, and technical support personnel. The Company has approximately 105 U.S. field sales offices providing coverage in the following metropolitan areas: Atlanta, Boston, Chicago, Cincinnati, Cleveland, Dallas, Denver, Durham, Honolulu, Houston, Indianapolis, Los Angeles, Miami, New Orleans, New York, Orlando, Phoenix, Pittsburgh, Portland (Oregon), Princeton, Salt Lake City, San Antonio, San Diego, San Francisco, San Jose, Seattle, St. Louis, and Washington, D.C., among others.

The Company's international sales are currently being made through multiple channels including approximately 90 international distributors and resellers throughout the world. These international distributors provide system installation, technical support, and follow-up services to end-customers. Generally, the Company's international distributors have nonexclusive, country-wide agreements. International sales through the various channels, including the Company's subsidiaries, accounted for approximately 43.5% of total sales in fiscal 1997, 48.2% in fiscal 1996, and 41.7% in fiscal 1995. Sales to international customers and distributors generally have been made in United States dollars. During fiscal 1997, the Company established its European Operations Center (EOC). On an ongoing basis, substantially all European orders will be fulfilled from the EOC.

The Company has sales support subsidiaries worldwide. New subsidiaries formed in fiscal 1997 include Greece, India, Israel, Poland, Taiwan, and Turkey.

ACQUISITIONS, INVESTMENTS AND ALLIANCES

The end-to-end strategy pursued by Cisco requires a wide variety of technologies, products and capabilities. Additionally, the pace of change in the industry is very rapid. The combination of complexity and rapid change make it difficult for one company, no matter how large, to develop all technological solutions alone. Acquisitions, investments and alliances are tools used by the Company to fill gaps in its offerings and enable it to deliver complete solutions to its customers and prospects in target markets. Satisfying customers' networking needs requires a constant monitoring of market and technology trends, plus an ability to act quickly. Cisco has a four-part approach to satisfy the need for new or enhanced networking products and solutions. In order of preference, this approach is to: develop new technologies and products internally; enter into joint-development efforts with other companies; resell another company's product; and acquire all or part of another company. Acquisitions involve numerous risks, including difficulties in assimilation of the operations, technologies, and products of the acquired companies; the risk of diverting management's attention from normal daily operations of the business; risks of entering markets in which the company has no or limited direct prior experience and where competitors in such markets have stronger market positions; and the potential loss of key employees of the acquired company. The company must also maintain its ability to manage any such growth effectively. Failure to manage growth effectively and successfully integrate acquisitions made by the company could adversely affect the Company's business and operating results.

Since 1993, the Company has acquired a number of companies. The Company expects to make future acquisitions where it believes that it can acquire new products and channels of distribution or otherwise rapidly enter new or emerging markets. Mergers and acquisitions of high-technology companies are inherently risky, and no assurance can be given that the Company's previous or future acquisitions will be successful and will not adversely affect the Company's financial condition or results of operations.

Each of the Company's acquisitions has furthered the Company's commitment to providing an end-to-end solution. The Company now has a broad set of product offerings and technologies, which include Ethernet, Token Ring, Asynchronous Transfer Mode (ATM) switching, Synchronous Optical Network/Synchronous Digit Hierarchy (SONET/SDH), xDSL, and also network management software solutions, among others.

Minority Investments

The Company makes minority investments in companies whose technologies or expertise appear strategic to Cisco's interests and merit monitoring, but where there is not yet a compelling need to have those capabilities in house.

Strategic Alliances

The Company pursues strategic alliances with other industry leaders in areas where collaboration can produce mutual benefits. The motivation for a strategic alliance can include: technology exchange, product development, joint marketing and sales, and new-market creation. Cisco has strategic alliances with Microsoft, Intel, Hewlett-Packard, GTE, and Alcatel, among others.

BACKLOG

The Company's backlog on September 20, 1997 was approximately $442.9 million compared with an approximate backlog of $292.3 million at September 21, 1996. The Company includes in its backlog only orders confirmed with a purchase order for products to be shipped within six months to customers with approved credit status. Because of the generally short cycle between order and shipment, and occasional customer changes in delivery schedules or cancellation of orders (which are made without significant penalty), the Company does not believe that its backlog, as of any particular date, is necessarily indicative of actual net sales for any future period.

COMPETITION

Cisco competes in the networking market, providing solutions for Internet, intranet, and extranet connectivity. The networking market is characterized by rapid growth, technological change, and a convergence of technologies. These market factors represent both an opportunity and a competitive threat to Cisco. The Company competes with numerous vendors in each product category. Cisco expects that the overall number of vendors will increase in these markets due to its attractive growth opportunities.

Cisco's traditional competitors include 3Com, Ascend, Bay Networks, Cabletron, Fore, and IBM. As the Company focuses on new market opportunities, such as transporting voice, video, and data traffic across the same network, it will increasingly compete with large telecommunications equipment suppliers such as Lucent, Ericsson and Nortel. Some of the Company's competitors compete across all of Cisco's product lines, while others do not offer as wide a breadth of networking solutions. Several of the Company's current and potential competitors have greater financial, marketing and technical resources than the Company.

The principal competitive factors in the markets in which the Company presently competes and may compete in the future are: price; performance; the ability to provide end-to-end solutions and support; conformance to standards; the ability to provide added value features such as security, reliability, and investment protection; and market presence.

The Company also faces competition from customers it licenses technology to and suppliers from whom it transfers technology. Networking's inherent nature is such that the Company must compete, and at the same time cooperate, with these companies. The Company's inability to effectively manage these complicated relationships with customers and suppliers could have a material adverse effect on the Company's business, operating results, and financial condition.

RESEARCH AND DEVELOPMENT

The Company is engaged in research and development efforts to develop customer solutions for each of its three primary lines of business: Enterprise, Service Provider, and Small/Medium Business. The Company focuses its product development activities on networking products that are responsive to customer requirements and that provide end-to-end networking solutions. The Company's research and development investments are made either internally or through acquisition, and in addition, the Company makes minority equity investments in early stage technology development entities.

The Company has recently announced several new products, including the Gigabit Switch Router, known as the GSR12000, and the Company's next-generation universal access server, the AS5300. However, the industry in which Cisco competes is subject to rapid technological developments, evolving industry standards, changes in customer requirements and frequent new product introductions and enhancements. As a result, the Company's success, in part, depends upon its ability, on a cost-effective and timely basis, to continue to enhance its existing solutions and to develop and introduce new solutions that improve performance and reduce total cost of ownership. In order to achieve these objectives, the Company's management and engineering personnel work closely with customers, to identify and respond to customer needs, as well as with other innovators of internetworking products, including universities, laboratories, and corporations. The Company will also continue to make strategic acquisitions and equity investments where appropriate. The Company intends to remain dedicated to industry standards and to continue to support important protocol standards as they emerge. Still, there can be no assurance that Cisco will be able to successfully develop new products to address new customer requirements and technological changes, or that such products will achieve market acceptance.

In fiscal 1997, 1996, and 1995, the Company's research and development expenditures were approximately $698.2 million, $399.3 million, and $210.8 million, respectively. All of the Company's expenditures for research and development costs, and purchased research and development of approximately $508.4 million in fiscal 1997 and $95.8 million in fiscal 1995, have been expensed as incurred.

MANUFACTURING

The Company's manufacturing operations consist primarily of quality assurance of materials, components and subassemblies. Additionally, the Company performs final assembly and test. The Company presently uses a variety of independent third-party companies to perform printed circuit board assembly, in circuit test, and product repair. The Company and single enterprise partners install proprietary software on electronically programmable memory chips installed in its systems in order to configure products to customer needs and to maintain quality control and security. The manufacturing process enables the Company to configure the hardware and software in unique combinations to meet a wide variety of individual customer requirements. The Company and single enterprise partners use automated testing equipment and "burn-in" procedures, as well as comprehensive inspection, testing, and statistical process control to assure the quality and reliability of its products. The Company's and its partners' manufacturing processes and procedures are ISO 9001 certified. To date, the Company has not experienced significant customer returns of its products.

PATENTS, INTELLECTUAL PROPERTY AND LICENSING

Cisco's success is dependent upon its proprietary technology. Cisco generally relies upon patents, copyrights, trademarks and trade secret laws to establish and maintain its proprietary rights in its technology and products. Cisco has a program to file applications for and obtain patents in the United States and in selected foreign countries where a potential market for Cisco's products exists. Cisco has been issued a number of patents; other patent applications are currently pending. There can be no assurance that any of these patents will not be challenged, invalidated or circumvented, or that any rights granted thereunder will provide competitive advantages to Cisco. In addition, there can be no assurance that patents will be issued from pending applications, or that claims allowed on any future patents will be sufficiently broad to protect Cisco's technology. In addition, the laws of some foreign countries may not permit the protection of Cisco's proprietary rights to the same extent as do the laws of the United States. Although Cisco believes the protection afforded by its patents, patent applications, copyrights and trademarks has value, the rapidly changing technology in the networking industry makes Cisco's future success dependent primarily on the innovative skills, technological expertise and management abilities of its employees rather than on patent, copyright and trademark protection.

Many of Cisco's products are designed to include software or other intellectual property licensed from third parties. While it may be necessary in the future to seek or renew licenses relating to various aspects of its products, Cisco believes that based upon past experience and standard industry practice, such licenses generally could be obtained on commercially reasonable terms. Because of the existence of a large number of patents in the networking field and the rapid rate of issuance of new patents, it is not economically practical to determine in advance whether a product or any of its components infringe patent rights of others. From time to time, Cisco receives notices from or is sued by third parties regarding patent claims. If infringement is alleged, Cisco believes that, based upon industry practice, any necessary license or rights under such patents may be obtained on terms that would not have a material adverse effect on Cisco's business, operating results and financial condition. Nevertheless, there can be no assurance that the necessary licenses would be available on acceptable terms, if at all, or that Cisco would prevail in any such challenge. The inability to obtain certain licenses or other rights or to obtain such licenses or rights on favorable terms, or the need to engage in litigation could have a material adverse effect on Cisco's business, operating results and financial condition.

OTHER RISK FACTORS

The Company's business and stock is subject to a number of risks. Some of those risks are described below. Other risks are presented in the "Financial Risk Management," and "Future Growth Subject to Risks" sections on pages 25-29 of the Company's Annual Report to Shareholders for the year ended July 26, 1997, which is hereby incorporated by reference.

Potential Fluctuations in Quarterly Results

The Company's operating results have in the past been, and may continue to be, subject to quarterly fluctuations as a result of a number of factors. These factors include the introduction and market acceptance of new technologies, including Gigabit Switch Routing and Tag Switching; the timing of orders and manufacturing lead times; variations in sales channels, product costs or mix of products sold; increased competition in the networking industry; the overall trend toward industry consolidation; the integration of people, operations and products from acquired businesses and technologies; and changes in general economic conditions and specific economic conditions in the computer and networking industries, any of which could have an adverse impact on operations and financial results. For example, the Company from time to time has made acquisitions that result in purchased research and development expenses being charged in an individual quarter. These charges may occur in any particular quarter resulting in variability in the Company's quarterly earnings. Additionally, the dollar amounts of large orders for the Company's products have been increasing, and therefore the operating results for a quarter could be materially adversely affected if a number of large orders are either not received or are delayed, due for example, to cancellations, delays or deferrals by customers.

Dependence on New Product Development; Rapid Technological and Market Change

The Company's operating results will depend to a significant extent on its ability to reduce the costs to produce existing products. In particular, the Company broadened its product line by introducing network access products. Sales of these products, which are generally lower priced and carry lower margins than the Company's core products, have increased more rapidly than sales of the Company's core products. The success of these and other new products is dependent on several factors, including proper new product definition, product cost, timely completion and introduction of new products, differentiation of new products from those of the Company's competitors and market acceptance of these products. The Company has addressed the need to develop new products through its internal development effort, joint development with other companies and acquisitions. There can be no assurance that the Company will successfully identify new product opportunities, develop and bring new products to market in a timely manner, and achieve market acceptance of its products or that products and technologies developed by others will not render the Company's products or technologies obsolete or noncompetitive.

Strategic Alliances

The Company has a number of strategic alliances with companies including Microsoft, Intel, Hewlett-Packard, GTE, and Alcatel, among others. These arrangements are generally limited to specific projects, the goal of which is generally to facilitate product compatibility and adoption of industry standards. If successful, these relationships will be mutually beneficial and result in industry growth. However, these alliances carry an element of risk because, in most cases, the Company must compete in some business areas with a Company with which it has strategic alliances and, at the same time, cooperate with such companies in other business areas. Also, if these companies fail to perform, or if these relationships fail to materialize as expected, Cisco could suffer delays in product development or other operational difficulties.

Industry Consolidation

There has been a trend toward industry consolidation for several years. During fiscal 1997, the Company saw this trend continue, with the completion of two significant industry mergers. In June 1997, 3Com completed its acquisition of U.S. Robotics and Ascend Communications, Inc. completed its acquisition of Cascade Communications Corporation. The Company expects this trend toward industry consolidation to continue as companies attempt to strengthen or hold their market positions in an evolving industry. The Company believes that industry consolidation may provide stronger competitors that are better able to compete as sole-source vendors for customers. This could lead to more variability in operating results as the Company competes to be a single vendor solution and could have a material adverse effect on the Company's business, operating results and financial condition.

Organizational Changes

The Company has realigned its business around three key customer groups or lines of business. The Company believes this realignment of resources enables it to better meet the needs of its customers. During fiscal 1997, the Company also reorganized its sales management teams to better serve customers' needs. There are risks inherent in any business realignment or reorganization, and the Company can give no assurance that these organizational changes will meet their intended objectives.

Entering New or Developing Markets

As the Company focuses on new market opportunities, such as transporting voice, video and data traffic across the same network, it will increasingly compete with a variety of large telecommunications equipment suppliers such as Lucent, Ericsson, and Nortel, among others. Many of these companies have substantially greater financial, marketing and technical resources than the Company. If the Company cannot successfully compete with these and other potential competitors, it could have a material adverse effect on the Company's business, operating results and financial condition.

Variability in Service Provider Sales

Although sales to the service provider market have continued to grow, this market is characterized by large, and often sporadic purchases. Sales activity in this industry depends upon the stage of completion of expanding network infrastructures, the availability of funding, and the extent that service providers are affected by regulatory and business conditions in the country of operations. A decline or delay in sales orders from this industry could have a material adverse effect on the Company's business, operating results and financial condition.

Manufacturing Risks

Although the Company generally uses standard parts and components for its products, certain components are presently available only from a single source or limited sources. The Company has generally been able to obtain adequate supplies of all components in a timely manner from existing sources, or where necessary, from alternative sources of supply. A reduction or interruption in supply or a significant increase in the price of one or more components would adversely affect the Company's business, operating results and financial condition and could damage customer relationships.

Changes in Telecommunications Laws and Tariffs

Changes in domestic and international telecommunication requirements could affect the Company's sales of its products. In particular, the Company believes it is possible that there may be significant changes in domestic telecommunications regulations in the near future that could slow the expansion of the service providers' network infrastructures and adversely affect the Company's business, operating results and financial condition. Future changes in tariffs by regulatory agencies or application of tariff requirements to currently untariffed services could affect the sales of the Company's products for certain classes of customers. Additionally, in the U.S. the Company's products must comply with various Federal Communication Commission requirements and regulations. In countries outside of the U.S., the Company's products must meet various requirements of local telecommunications authorities. Changes in tariffs, or failure by the Company to obtain timely approval of products could have a material adverse effect on the Company's business, operating results and financial condition.

International Operations

The Company conducts business on a global basis. Accordingly, the Company's future results could be adversely affected by a variety of uncontrollable and changing factors including foreign currency exchange rates; regulatory, political or economic conditions in a specific country or region; trade protection measures and other regulatory requirements; government spending patterns; and natural disasters, among other factors. In fiscal 1997, the Company experienced slower sales growth in Japan, France and Germany, as well as in certain other parts of Asia and Europe. Any or all of these factors could have a material adverse impact on the Company's future international business in these or other countries.

Risks Associated With Internet Infrastructure

The Company's management believes that there will be performance problems with Internet communications in the future which could receive a high degree of publicity and visibility. As the Company is a large supplier of equipment for the Internet infrastructure, customers' perceptions of the Company's products and the marketplace's perception of Cisco as a supplier of networking products, may be adversely affected, regardless of whether or not these problems are due to the performance of Cisco's products. Such an event could also result in an adverse effect on the market price of the Company's Common Stock and could adversely affect Cisco's business, operating results and financial condition.

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

EMPLOYEES

As of September 20, 1997, the Company employed approximately 11,000 persons, including 2,200 in manufacturing, service and support, 4,500 in sales and marketing, 3,400 in engineering, and 900 in finance and administration. Approximately 2,000 employees were in international locations.

None of the employees is represented by a labor union, and the Company considers its relations with its employees to be positive. The Company has experienced no work stoppages.

Competition for technical personnel in the Company's industry is intense. The Company believes that its future success depends in part on its continued ability to hire, assimilate, and retain qualified personnel. To date, the Company believes that it has been successful in recruiting qualified employees, but there is no assurance that it will continue to be successful in the future.

ITEM 2.  PROPERTIES

The Company's principal corporate offices are located at sites in Santa Clara and San Jose, California. The Santa Clara facilities are leased through June 1998 and have approximately .1 million square feet of office space. The Company's main headquarters are situated on 221 acres of leased land in San Jose, California. There are 15 buildings located at this site, one of which is a manufacturing facility. The San Jose headquarters consist of approximately 1.6 million square feet of leased office space at the present time. A new site is under construction that is located near its present corporate offices in San Jose, California. The Company expects that initial construction on the site will be completed in April 1998, with total leased office space of approximately 1.1 million square feet.

As part of the StrataCom acquisition, the Company also assumed certain operating leases for buildings. The buildings, including an additional manufacturing facility, are located at various sites in San Jose, California and total approximately .5 million square feet.

In addition to the California facilities, the Company leases approximately 45 acres of land in Research Triangle Park, North Carolina, where the InterWorks Business Unit, as well as a Technical Assistance Center, telesales, and various other support functions, are located. Three buildings of approximately .3 million square feet have been constructed and are currently occupied under a lease that expires in July 1999. A fourth building of .1 million square feet is currently under construction with completion expected in the second quarter of fiscal 1998.

The Company also leases various small offices throughout the U.S. and on a worldwide basis. For additional information regarding the Company's obligations under leases, see Note 7 "Commitments and Contingencies" on page 43 of the Company's 1997 Annual Report to Shareholders, which is hereby incorporated by reference.

ITEM 3.  LEGAL PROCEEDINGS

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

   EXECUTIVE OFFICERS OF THE REGISTRANT

                                                                                                       POSITION
              NAME               AGE                             POSITION                             HELD SINCE
  ---------------------------- ------    ------------------------------------------------------      -----------
    Larry R. Carter               54     Senior Vice President, Finance and Administration,              1995
                                         Chief Financial Officer, and Secretary
                                         Mr. Carter joined the Company in January 1995 in
                                         his present position.  From July 1992 to January
                                         1995, he was Vice President and Corporate
                                         Controller for Advanced Micro Devices.  Prior to
                                         that, he was with V.L.S.I. Technology, Inc. for
                                         four years where he held the position of Vice
                                         President, Finance and Chief Financial Officer.

    John T. Chambers              48     President, Chief Executive Officer and Director                 1995
                                         Mr. Chambers has been a member of the Board of
                                         Directors since November 1993.  He joined the
                                         Company as Senior Vice President in January 1991
                                         and became Executive Vice President in June 1994.
                                         Mr. Chambers became President and Chief Executive
                                         Officer of the Company as of January 31, 1995.
                                         Prior to his services at Cisco, he was with Wang
                                         Laboratories for eight years, most recently as
                                         Senior Vice President of U.S. Operations.

    Gary Daichendt                47     Senior Vice President, Worldwide Operations                     1997
                                         Mr. Daichendt joined the Company in October 1994 as
                                         Vice President for Intercontinental Operations,
                                         covering Asia, Pacific Rim, Canada, Central and
                                         South America and Mexico. In October 1997,
                                         Mr. Daichendt became Sr. Vice President, Worldwide
                                         Operations at Cisco Systems.  He is responsible for
                                         managing the sales and distribution operations of
                                         Cisco offices worldwide. Prior to his services at
                                         Cisco, he spent eight years at Wang Laboratories,
                                         most recently as Vice President of Central
                                         Operations and Vice President of Worldwide
                                         Marketing.  Mr. Daichendt  also spent ten years
                                         with IBM in various sales, marketing, and management
                                         positions.

    Edward R. Kozel               42     Senior Vice President and Chief Technical Officer               1996
                                         Mr. Kozel, has been a member of the Board of
                                         Directors since November 1996.  He joined the
                                         Company as Director, Program Management in
                                         March 1989.  In April 1992, became Director of
                                         Field Operations and in February 1993, he became Vice
                                         President of Business Development.  Since January
                                         1996, he has been Chief Technology Officer of the
                                         Company.  Mr. Kozel currently serves on the Board
                                         of Directors of Cybercash, Inc. and
                                         NetFrame Systems, Inc.

    Donald J. Listwin             38     Senior Vice President, Service Provider Line of Business        1997
                                         Mr. Listwin joined the Company in 1990 as a Product
                                         Marketing Manager.  He held various positions within
                                         the marketing department before being promoted to
                                         Vice President of Marketing in September 1993.
                                         Mr. Listwin was promoted to Vice President and
                                         General Manager of the Access Business Unit in
                                         September of 1995.  He became Senior Vice President
                                         of Cisco IOS Development and Marketing in August of
                                         1996.  Since April 1997, Mr. Listwin has been the
                                         Senior Vice President of the Service Provider Line
                                         of Business.  Mr. Listwin currently serves on the
                                         Board of Directors of Software.com.

                                                                                                       POSITION
              NAME               AGE                             POSITION                             HELD SINCE
  ---------------------------- ------    ------------------------------------------------------      -----------
    Mario Mazzola                 50     Senior Vice President, Enterprise Line of Business              1997
                                         Mr. Mazzola was the President and CEO of Crescendo
                                         Communications, Inc. which he founded in 1990.
                                         Crescendo was acquired by Cisco Systems in September
                                         1993.  At that time, Mr. Mazzola joined Cisco as the
                                         Vice President and General Manager of the
                                         Workgroup Business Unit.  Mr. Mazzola became
                                         Senior Vice President of the Enterprise Line of
                                         Business in April 1997.  Mr. Mazzola was
                                         the VP of Engineering of David Systems which he
                                         co-founded in June 1982.  Mr. Mazzola holds several
                                         patents on high-speed transmission techniques
                                         on unshielded twisted-pair wiring.

    Carl Redfield                 50     Senior Vice President, Manufacturing                            1993
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


                                     PART II


ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated by reference to page 51 of the Company's 1997 Annual Report to Shareholders.

ITEM 6. SELECTED FINANCIAL DATA

The information required by this Item is incorporated by reference to page 21 of the Company's 1997 Annual Report to Shareholders.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information required by this Item is incorporated by reference to pages 22-30 of the Company's 1997 Annual Report to Shareholders.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information required by this Item is incorporated by reference to pages 25-27 of the Company's 1997 Annual Report to Shareholders.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this Item is incorporated by reference to pages 31-51 of the Company's 1997 Annual Report to Shareholders.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Reference is made to the information regarding Directors appearing under the caption "Election of Directors" in the Company's proxy statement mailed to Shareholders on or about October 1, 1997, which information is incorporated herein by reference; and to the information under the heading "Executive Officers of the Registrant" in Part I hereof.

ITEM 11. EXECUTIVE COMPENSATION

The information appearing at the end of Part I and under the caption "Executive Compensation and Related Information" in the Company's proxy statement mailed to Shareholders on or about October 1, 1997, is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information appearing under the captions "Election of Directors" and "Ownership of Securities" in the Company's proxy statement mailed to Shareholders on or about October 1, 1997, is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information appearing under the caption "Ownership of Securities" and "Certain Relationships and Related Transactions" in the Company's proxy statement mailed to Shareholders on or about October 1, 1997, is incorporated herein by reference.

                                    PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K

(a)     1.      Financial Statements

                The financial statements listed in Item 14(a) are filed or incorporated by reference as part of this annual report. See Index to Financial Statements and Financial Statement Schedule on Page 20.

        2.      Financial Statement Schedule

                The financial statement schedule listed in Item 14(a) is filed as part of this annual report. See Index to Financial Statements and Financial Statement Schedule on Page 20.

        3.      Exhibits

                The exhibits listed in the accompanying Index to Exhibits on pages 23-25 are filed or incorporated by reference as part of this annual report.

(b)             Reports on Form 8-K

                The Company filed one report on form 8-K during the fourth quarter ended July 26, 1997. The date of the filing was July 1, 1997. The item reported on was the acquisition of Global Internet Software Group.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1933, the Registrant has duly caused this Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of San Jose, State of California on this 17th day of October, 1997.

                                  Cisco Systems, Inc.


                                  /s/ John T. Chambers
                                  ----------------------------------------
                                  (John T. Chambers, President and
                                  Chief Executive Officer)

Pursuant to the requirements of the Securities Act of 1933, this Report on Form 10-K has been signed by the following persons in the capacities and on the dates indicated.


             Signature                                       Title                             Date

                                                       President and Chief
                                                        Executive Officer
  /s/ John T. Chambers                                 (Principal Executive               October 17, 1997
------------------------------------------            Officer and Director)
  John T. Chambers

                                                      Senior Vice President,
                                                   Finance and Administration,
                                                   Chief Financial Officer and
  /s/ Larry R. Carter                                       Secretary                     October 17, 1997
------------------------------------------           (Principal Financial and
  Larry R. Carter                                      Accounting Officer)


  /s/ John P. Morgridge                                  Chairman of the                  October 17, 1997
------------------------------------------              Board and Director
  John P. Morgridge


  /s/ Donald T. Valentine                              Vice Chairman of the               October 17, 1997
------------------------------------------              Board and Director
  Donald T. Valentine


  /s/ Carol A. Bartz                                         Director                     October 17, 1997
------------------------------------------
  Carol A. Bartz


  /s/ James F. Gibbons                                       Director                     October 17, 1997
------------------------------------------
  Dr. James F. Gibbons


  /s/ Edward R. Kozel                                 Senior Vice President,              October 17, 1997
------------------------------------------           Chief Technical Officer
  Edward R. Kozel                                          and Director


  /s/ Richard M. Moley                                       Director                     October 17, 1997
------------------------------------------
  Richard M. Moley


             Signature                                       Title                             Date


  /s/ Robert L. Puette                                       Director                     October 17, 1997
------------------------------------------
  Robert L. Puette


                                                             Director                     October   , 1997
------------------------------------------
  Masayoshi Son



  /s/ Steven M. West                                         Director                     October 17, 1997
------------------------------------------
  Steven M. West


                               CISCO SYSTEMS, INC.

                          INDEX TO FINANCIAL STATEMENTS
                        AND FINANCIAL STATEMENT SCHEDULE

                                   ITEM 14(a)


                                                                                   Page
                                                                     ------------------------------
                                                                                       1997 Annual
                                                                                        Report to
                                                                     Form 10-K         Shareholders


  Data incorporated by reference from the 1997
  Annual Report to Shareholders of
  Cisco Systems, Inc.:

      Financial Statements:

      Consolidated statements of operations for each
         of the three years in the period
         ended July 26, 1997  ............................                                  31

      Consolidated balance sheets at July 26, 1997
         and July 28, 1996 ...............................                                  32

      Consolidated statements of cash flows for each of
         the three years in the period ended July 26, 1997                                  33

      Consolidated statements of shareholders' equity
         for each of the three years in the period
         ended July 26, 1997..............................                                34-35

      Notes to consolidated financial statements..........                                36-49

      Report of Independent Accountants...................                                  50

      Supplementary financial data:
        Fiscal years 1997 and 1996 by quarter (unaudited)                                   51

  Data submitted herewith:

      Financial Statement Schedule:
        Report of independent accountants.................             21
        II   Valuation and qualifying accounts............             22



All other schedules have been omitted since the required information is not present in amounts sufficient to require submission of the schedules, or because the information required is included in the consolidated financial statements or notes thereto.

With the exception of the consolidated financial statements and the independent accountants' report thereon listed in the above index, the information referred to in Items 1, 5, 6, 7 and 7A and the supplementary quarterly financial information referred to in Item 8, all of which is included in the Company's Annual Report to Shareholders incorporated by reference into this Form 10-K Annual Report, the 1997 Annual Report to Shareholders is not to be deemed "filed" as part of this report.

REPORT OF INDEPENDENT ACCOUNTANTS

Board of Directors and Shareholders
Cisco Systems, Inc.
San Jose, California


Our report on the consolidated financial statements of Cisco Systems, Inc. and its subsidiaries has been incorporated by reference in this Form 10-K from Page 50 of the 1997 Annual Report to Shareholders of Cisco Systems, Inc. In connection with our audits of such financial statements, we have also audited the related financial statement schedule listed in the index on page 20 of this Form 10-K.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.



/s/ Coopers & Lybrand L.L.P.

San Jose, California
August 4, 1997

                               CISCO SYSTEMS, INC.

                                   SCHEDULE II
                        VALUATION AND QUALIFYING ACCOUNTS
                                 (In thousands)


                                                  Balance at                                               Balance at
                                                  Beginning         Charged to                               End of
                                                  of Period          Expenses         Deductions             Period
                                                 ------------      ------------      --------------        -----------
  Year ended July 30, 1995:
   Allowance for doubtful accounts                   9,882            15,213             6,668               18,427
   Allowance for excess and obsolete
    inventory                                       19,531            55,783            29,072  (1)          46,242

  Year ended July 28, 1996:
   Allowance for doubtful accounts                  18,427            18,548            15,901               21,074
   Allowance for excess and obsolete
    inventory                                       46,242            53,025            37,481  (1)          61,786

  Year ended July 26, 1997:
   Allowance for doubtful accounts                  21,074            13,318            12,052               22,340
   Allowance for excess and obsolete
    inventory                                       61,786           123,431           104,404  (1)          80,813



       (1) Deductions principally relate to charges for standards changes.

                                INDEX TO EXHIBITS

(Item 14 (a))



Exhibit
Number                      Exhibit Description
------                      -------------------
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

10.05* Form of Restricted Stock Purchase Agreement for sales of Common Stock to employees, officers, directors and consultants

10.10*  License Agreement between the Company and Network Equipment Technologies
        Inc dated February 14, 1989

10.12*  License Agreement between the Company and The Board of Trustees of
        Leland Stanford Junior University dated April 15, 1987, as amended

10.13*  1989 Employee Stock Purchase Plan

10.14   Cisco Systems, Inc. Senior Management Incentive Plan- President, Vice
        President & Director Fiscal Year 1997

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


Exhibit
Number                      Exhibit Description
------                      -------------------
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

10.45(1)  Employment Agreement with Don LeBeau

10.46(2)  Lease Agreement between the Company and First State Realty of
          America, Inc., dated February 7, 1997, for the Company's site in Santa
          Clara, California

10.47(2)  Lease Agreement between the Company and Berg & Berg Enterprises,
          Inc., dated December 31, 1996, for the Company's site in Santa Clara,
          California

10.48(2)  Lease (Buildings "A" and "C") by and between SBC&D Co., Inc. and the
          Company, dated November 26, 1996, located in San Jose, California

10.49(2)  Lease (Buildings "B" and "D") by and between SBC&D Co., Inc. and the
          Company, dated November 26, 1996, located in San Jose, California

10.50     Lease agreement between the Company and Lincoln-Whitehall Realty(West)
          L.L.C., dated December 12, 1996, for the Company's site in San Jose, CA

10.51     Lease agreement between the Company and Lincoln-Whitehall Realty(West)
          L.L.C., dated December 18, 1996, for the Company's site in San Jose, CA

10.52     Master Lease between the Company, as the Lessee, and UBS MORTGAGE
          FINANCE INC. as the Lessor, dated December 27, 1996

10.53     Credit Agreement dated as of July 2, 1997 among Cisco Systems, Inc., and
          Citicorp USA, Inc., as Administrative Agent, Morgan Guaranty Trust
          Company of New York, as Documentation Agent, Bank of America National
          Trust and Savings Association, the Chase Manhattan Bank, as Co-Agents, and Citicorp Securities, Inc., and J.P. Morgan Securities Inc. Arrangers

ll.01   Statement Regarding Computation of Net Income Per Share

13.01   Pages 21 through 51 of the Registrant's 1997 Annual Report to
        Shareholders

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

#       Previously filed with registrant's Form 8-K dated August 19, 1994

##      Previously filed with registrant's Proxy statement dated October 2, 1995

&       Previously filed with registrant's Form S-4 dated June 7, 1996

&&      Previously filed with registrant's Form 10-K dated October 26, 1995

(1)     Previously filed with registrant's Form 10-Q dated January 25, 1997

(2)     Previously filed with registrant's Form 10-Q dated April 26, 1997