Form 10-Q
period 1997-10-25
CISCO SYSTEMS INC
filed 1997-12-09
CIK 858877

                                    FORM 10-Q



(Mark one)

[X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended OCTOBER 25, 1997

                                       OR

[ ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

       For the transition period from ________________ to ________________


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


                          YES   X              NO
                              -----               -----


As of December 2, 1997, 676,453,778 shares of the Registrant's common stock were outstanding.

                               CISCO SYSTEMS, INC.

                FORM 10-Q FOR THE QUARTER ENDED OCTOBER 25, 1997


                                      INDEX

                                                                                              Page
                                                                                              ----
           Facing sheet                                                                     1

           Index                                                                            2

Part I.    Financial information

Item 1.    Financial Statements and Supplementary Data

           a) Consolidated statements of operations for the three months ended
                October 25, 1997 and October 26, 1996                                       3

           b) Consolidated balance sheets at October 25, 1997 and July 26, 1997             4

           c) Consolidated statements of cash flows for the three months
                ended October 25, 1997 and October 26, 1996                                 5

           d) Notes to consolidated financial statements                                    6

Item 2.    Management's discussion and analysis of financial
           condition and results of operations                                              8


Part II.   Other information                                                               15

           Signature                                                                       16


Exhibits                                                                                   17


               ITEM 1. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                               CISCO SYSTEMS, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In thousands except per-share amounts)


                                                   Three Months Ended
                                              --------------------------
                                              October 25,     October 26,
                                                 1997            1996
                                              -----------     -----------
                                                      (Unaudited)
Net sales                                     $1,868,717      $1,434,826

Cost of sales                                    652,181         501,480
                                              ----------      ----------
   Gross margin                                1,216,536         933,346

Operating expenses:
  Research and development                       224,235         144,711
  Sales and marketing                            333,417         259,110
  General and administrative                      56,414          41,776
  Purchased research and development             127,191         174,589
                                              ----------      ----------
    Total operating expenses                     741,257         620,186
                                              ----------      ----------

Operating income                                 475,279         313,160

Realized gain on sale of investment                5,411          55,108
Interest and other income, net                    37,056          21,478
                                              ----------      ----------

Income before provision for income taxes         517,746         389,746
Provision for income taxes                       181,211         208,804
                                              ----------      ----------

Net income                                    $  336,535      $  180,942
                                              ==========      ==========

Net income per common share                   $      .48      $      .26
                                              ==========      ==========

Shares used in per-share calculation             704,390         682,918
                                              ==========      ==========




See notes to consolidated financial statements.

                               CISCO SYSTEMS, INC.

                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)


                                                                 October 25,        July 26,
                                                                     1997             1997
                                                                 -----------       -----------
                                                                 (Unaudited)
                                     ASSETS

Current assets:
   Cash and equivalents                                          $   378,196       $   269,608
   Short-term investments                                          1,448,381         1,005,977
   Accounts receivable, net of allowance for doubtful
     accounts of $21,815 at October 25, 1997 and
     $22,340 at July 26, 1997                                      1,147,282         1,170,401
   Inventories, net                                                  241,122           254,677
   Deferred income taxes                                             326,068           312,132
   Prepaid expenses and other current assets                          61,883            88,471
                                                                 -----------       -----------
          Total current assets                                     3,602,932         3,101,266

Investments                                                        1,359,764         1,267,174
Restricted investments                                               404,474           363,216
Property and equipment, net                                          467,150           466,352
Other assets                                                         340,910           253,976
                                                                 -----------       -----------
          Total assets                                           $ 6,175,230       $ 5,451,984
                                                                 ===========       ===========


                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                              $   202,145       $   207,178
   Income taxes payable                                              409,443           256,224
   Accrued payroll and related expenses                              274,787           263,269
   Other accrued liabilities                                         443,162           393,438
                                                                 -----------       -----------
          Total current liabilities                                1,329,537         1,120,109

Minority interest                                                     42,262            42,253

Shareholders' equity:
   Preferred stock, no par value, 5,000 shares authorized:
     none issued or outstanding at October 25, 1997
     and July 26, 1997
   Common stock, no par value, 1,200,000 shares authorized:
     674,810 shares issued and outstanding at
     October 25, 1997 and 670,779 at July 26, 1997                 1,946,082         1,763,200
   Retained earnings                                               2,823,593         2,487,058
   Unrealized gain on investments                                     45,576            49,628
   Cumulative translation adjustments                                (11,820)          (10,264)
                                                                 -----------       -----------
          Total shareholders' equity                               4,803,431         4,289,622
                                                                 -----------       -----------
          Total liabilities and shareholders' equity             $ 6,175,230       $ 5,451,984
                                                                 ===========       ===========




See notes to consolidated financial statements.

                               CISCO SYSTEMS, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)


                                                              Three Months Ended
                                                          ---------------------------
                                                          October 25,     October 26,
                                                             1997            1996
                                                          -----------     -----------
                                                                  (Unaudited)
Cash flows from operating activities:
Net income                                                 $ 336,535       $ 180,942

Adjustments to reconcile net income to net cash
provided by operating activities:
   Depreciation and amortization                              67,538          43,745
   Deferred income taxes                                     (54,209)         (4,143)
   Tax benefits from employee stock plans                     68,668          37,066
   Adjustment to conform StrataCom fiscal year                     -         (11,020)
   Purchased research and development from
      acquisition                                             19,009               -
   Change in operating assets and liabilities:
      Accounts receivable                                     23,119        (129,695)
      Inventories                                             13,555          60,196
      Prepaid expenses and other current assets               26,588           2,852
      Income taxes payable                                   153,219         153,789
      Accounts payable                                        (5,073)         42,234
      Accrued payroll and related expenses                    11,518           4,030
      Other accrued liabilities                               45,924         148,673
                                                           ---------       ---------
            Net cash provided by operating activities        706,391         528,669
                                                           ---------       ---------

Cash flows from investing activities:
   Purchases of short-term investments                      (484,483)       (432,893)
   Proceeds from sales and maturities of short-term
     investments                                             186,447         451,928
   Purchases of investments                                 (466,825)       (589,188)
   Proceeds from sales of investments                        218,323         391,222
   Purchases of restricted investments                      (104,975)        (66,741)
   Proceeds from sales and maturities of restricted
     investments                                              65,494          56,288
   Acquisition of property and equipment                     (63,325)        (88,058)
   Other                                                     (43,313)        (18,361)
                                                           ---------       ---------
      Net cash used in investing activities                 (692,657)       (295,803)
                                                           ---------       ---------

Cash flows from financing activities:
   Issuance of common stock                                   96,410          42,827
   Other                                                      (1,556)         (1,563)
                                                           ---------       ---------
      Net cash provided by financing activities               94,854          41,264
                                                           ---------       ---------

Net increase in cash and equivalents                         108,588         274,130
Cash and equivalents, beginning of period                    269,608         279,695
                                                           ---------       ---------
Cash and equivalents, end of period                        $ 378,196       $ 553,825
                                                           =========       =========




See notes to consolidated financial statements.

                               CISCO SYSTEMS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. DESCRIPTION OF BUSINESS

Cisco Systems, Inc. (the "Company") provides networking solutions that connect computing devices and computer networks, allowing people to access or transfer information without regard to differences in time, place or type of computer system. The Company sells its products in approximately 90 countries through a combination of direct sales and reseller and distribution channels.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Fiscal Year

The Company's fiscal year is the 52 or 53 weeks ending on the last Saturday in July. Fiscal years 1998 and 1997 are both 52 week years.

Basis of Presentation

The accompanying financial data as of October 25, 1997, and for the three months ended October 25, 1997 and October 26, 1996, have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The July 26, 1997 balance sheet was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended July 26, 1997.

In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows as of October 25, 1997 and for the three months ended October 25, 1997 and October 26, 1996, have been made. The results of operations for the period ended October 25, 1997 are not necessarily indicative of the operating results for the full year.

Computation of Net Income Per Share

Net income per common share is computed using the weighted average number of common and dilutive common equivalent shares outstanding during the period. Dilutive common equivalent shares consist of stock options.

                               CISCO SYSTEMS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Recent Accounting Pronouncements

In February 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 128, "Earnings per Share,"
(EPS) which simplifies existing computational guidelines, revises disclosure requirements, and increases the comparability of earnings per share on an international basis. SFAS No. 128 is effective for periods ending after December 15, 1997, and requires restatement of all prior period EPS data presented. The Company will adopt SFAS No. 128 in its second quarter of fiscal year 1998. Management has evaluated the effects of this change in computational guidelines on the Company's EPS, and basic net income per common share computed under the new pronouncement would have been $0.50 and $0.28 in the first quarters of fiscal 1998 and 1997, respectively, while diluted net income per common share would have been $0.48 and $0.26.

In June 1997, the FASB also issued SFAS No. 130, "Reporting Comprehensive Income," and SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information." Readers are referred to the "Recent Accounting Pronouncements" section of the Company's 1997 Annual Report to Shareholders for further discussion.

3. BUSINESS COMBINATIONS

In August 1997, the Company completed its purchase of Dagaz Technologies, Inc.("Dagaz"), a wholly owned subsidiary of Integrated Network Corporation, and its xDSL technology. Under the terms of the agreement the Company paid cash of $108 million, exchanged stock worth $18 million and assumed net liabilities of $1 million, in exchange for all of the outstanding common stock of Dagaz. The Company recorded purchased research and development related to this transaction of $127 million. A pro forma summary is not presented as the historical operations of Dagaz are not material to the Company's consolidated operations and financial position. Research and development costs to bring the xDSL products to technological feasibility are not expected to have a material impact on the Company's future results of operations, cash flows, or liquidity.

4. BALANCE SHEET DETAIL
     (In thousands)

               Inventories:

                                                   October 25,    July 26,
                                                      1997          1997
                                                   -----------    --------
                                                   (Unaudited)

                Raw materials                       $ 51,802      $ 89,226
                Work in process                       97,751       114,724
                Finished goods                        69,754        21,733
                Demonstration systems                 21,815        28,994
                                                    --------      --------
                                                    $241,122      $254,677
                                                    ========      ========

                               CISCO SYSTEMS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5. INCOME TAXES

The Company paid income taxes of $14 million for the quarter ended October 25, 1997 and $41 million for the quarter ended October 26, 1996. The Company's income taxes currently payable for both federal and state purposes have been reduced by the tax benefit of disqualifying dispositions of stock options. This benefit totaled $69 million in the first quarter of fiscal 1998, and was credited directly to shareholders' equity.

6. SHAREHOLDER'S EQUITY AND STOCK SPLIT
   (In thousands, except per-share amounts)

At the Annual Meeting of Shareholders held on November 13, 1997, the shareholders approved an amendment to the Articles of Incorporation changing the Company's Common Stock from no par value to a par value of $.001 per share. On the effective date, the Company will transfer from Common Stock an amount equal to the capital contributed in excess of par value to a new equity account which will be reflected in its financial statements as "Additional Paid-in Capital."

In November 1997, the Company announced that its Board of Directors approved a three-for-two split of the Company's common stock that is payable to shareholders of record on November 18, 1997 and effective on December 16, 1997. Share and per-share data presented here have not been adjusted to give effect to this three-for-two stock split.

The pro forma shares used to calculate EPS if the stock split had been effective for the periods ended October 25, 1997 and October 26, 1996 would have been 1,056,585 and 1,024,377, respectively, and the resulting EPS would have been $0.32 and $0.18.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain statements contained in this Quarterly Report on Form 10-Q, including, without limitation, statements containing the words "believes", "anticipates", "estimates", "expects", and words of similar import, constitute forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Readers are referred to the "Acquisitions, Investments and Alliances", "Competition", "Research and Development", "Manufacturing", "Patents, Intellectual Property and Licensing" and "Other Risk Factors" sections contained in the Company's 1997 Form 10-K filed on October 22, 1997, and to the "Financial Risk Management" and "Future Growth Subject to Risk" sections contained herein which identify important risk factors that could cause actual results to differ from those contained in the forward looking statements.

Net sales grew to $1,869 million in the first quarter of 1998 from $1,435 million in the first quarter of 1997. The 30.2% increase in net sales between the two periods was primarily a result of increasing unit sales of LAN switching products such as the Catalyst(R) 5000 family, access servers such as the Cisco 3600 family, growth in the sales of add-on boards that provide increased functionality, and increased service contract sales. The sales growth rate for lower-priced access and switching products targeted toward small and medium-sized businesses has increased faster than that of the Company's high-end core router products. These products typically carry lower average selling prices, and thus have slowed the Company's growth rate versus the first quarter of last year. Additionally, some of the Company's more established product lines, such as the Cisco 2500 product family, have experienced decelerating growth rates. Sales to international customers declined to 39.1% in the first quarter of 1998 versus 47.0% for the first quarter of 1997. The decrease reflects slower sales growth in certain international markets, particularly Japan, Korea, France, Germany and Italy. Sales growth in these markets has been impacted by certain factors including weaker economic conditions, delayed government spending, a stronger dollar versus the local currencies, and slower adoption of networking technologies.

Gross margins increased slightly to 65.1% in the first quarter of 1998 from 65.0% in the first quarter of 1997. The increase is due principally to the Company's value engineering efforts, and was partially offset by the continued shift in revenue mix to the Company's lower-margin products consisting primarily of access and workgroup products for small to medium-sized businesses. These products traditionally have fewer features and less software functionality than the Company's service provider and enterprise offerings. The prices of component parts have fluctuated in the recent past, and the Company expects that this trend may continue. An increase in the price of component parts may have a material adverse impact on gross margins. The Company expects that gross margins will decrease in the future, because it believes that the market for lower-margin remote access and switching products for small to medium sized businesses will continue to increase at a faster rate than the market for the Company's higher-margin router and high-performance switching products. The Company is attempting to mitigate this trend through various means, such as increasing the functionality of its products, value engineering, controlling royalty costs, and improving manufacturing efficiencies. There can be no assurance that any efforts made by the Company in these and other areas will successfully offset decreasing margins.

Research and development expenses increased by $80 million in the first quarter of 1998 over the first quarter of 1997, an increase to 12.0% from 10.1% of net sales. The increase reflects the Company's ongoing research and development efforts in a wide variety of areas such as voice, video, and data integration, Digital Subscriber Line (DSL) technologies, dial access, enterprise switching, security, network management, and high-end routing technologies, among others. A significant portion of the increase was due to the addition of new personnel, as well as higher expenditures on prototypes and depreciation on new equipment. The Company is primarily developing new technologies internally. Accordingly, research and development expenses are expected to increase at the same or a slightly greater rate than the sales growth rate. The Company also continues to purchase technology in order to bring a broad range of products to the market in a timely fashion. If the Company believes it is unable to enter a particular market in a timely manner, it may acquire other businesses or license technology from other businesses as an alternative to internal research and development. All of the Company's research and development costs are expensed as incurred.

Sales and marketing expenses increased $74 million in the first quarter of 1998 over the first quarter of 1997, but decreased slightly to 17.8% from 18.1% of net sales. The dollar increase in these expenses resulted mainly from an increase in the size of the Company's direct sales force and its commissions, additional marketing programs to support the launch of new products and expanding distribution channels.

General and administrative expenses rose $15 million between the first quarters of 1998 and 1997, and increased to 3.0% from 2.9% of net sales in the first quarter of 1998 and 1997, respectively. The increase reflects increased personnel costs necessary to support the Company's business infrastructure, including those associated with its new European Logistics Center as well as further development of its information systems. It is management's intent to keep general and administrative costs relatively constant as a percentage of net sales; however, this goal is dependent upon the level of acquisition activity, among other factors.

The amount expensed to purchased research and development in the first quarter of fiscal 1998 arose from the acquisition of Dagaz (See Note 3).

Recent Accounting Pronouncements

In February 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 128, "Earnings per Share,"
(EPS) which simplifies existing computational guidelines, revises disclosure requirements, and increases the comparability of earnings per share on an international basis. SFAS No. 128 is effective for periods ending after December 15, 1997, and requires restatement of all prior period EPS data presented. The Company will adopt SFAS No. 128 in its second quarter of fiscal year 1998. Management has evaluated the effects of this change in computational guidelines on the Company's EPS, and basic net income per common share computed under the new pronouncement would have been $0.50 and $0.28 in the first quarters of fiscal 1998 and 1997, respectively, while diluted net income per common share would have been $0.48 and $0.26.

In June 1997, the FASB also issued SFAS No. 130, "Reporting Comprehensive Income," and SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information." Readers are referred to the "Recent Accounting Pronouncements" section of the Company's 1997 Annual Report to Shareholders for further discussion.

FINANCIAL RISK MANAGEMENT

As a global concern, the Company faces exposure to adverse movements in foreign currency exchange rates. These exposures may change over time as business practices evolve and could have a material adverse impact on the Company's financial results. Historically, the Company's primary exposures related to nondollar-denominated sales in Japan, Canada, and Australia and nondollar-denominated operating expenses in Europe, Latin America, and Asia where the Company sells primarily in U.S. dollars. The Company has recently expanded its business activities in Europe. As a result, the Company expects to see an increase in exposures related to nondollar-denominated sales in several European currencies. At the present time, the Company hedges only those currency exposures associated with certain assets and liabilities denominated in nonfunctional currencies and does not generally hedge anticipated foreign currency cash flows. The hedging activity undertaken by the Company is intended to offset the impact of currency fluctuations on certain nonfunctional currency assets and liabilities. The success of this activity depends upon forecasts of transaction activity denominated in various currencies, primarily the Japanese yen, Canadian dollar, Australian dollar, and certain European currencies. To the extent that these forecasts are over- or understated during periods of currency volatility, the Company could experience unanticipated currency gains or losses.

The Company maintains investment portfolio holdings of various issuers, types, and maturities. These securities are generally classified as available for sale, and consequently, are recorded on the balance sheet at fair value with unrealized gains or losses reported as a separate component of shareholders' equity. Part of this portfolio includes minority equity investments in several publicly-traded companies, the value of which are subject to market price volatility. The Company also has certain real estate lease commitments with payments tied to short-term interest rates. Given the current profile of interest rate exposures, a sharp rise in interest rates could have a material adverse impact on the fair value of the Company's investment portfolio while increasing the costs associated with its lease commitments. The Company does not currently hedge these interest rate exposures. Readers are referred to pages 26-27 of the Company's 1997 Annual Report to Shareholders for further discussion of the Company's interest rate exposures.

FUTURE GROWTH SUBJECT TO RISKS

The networking business is highly competitive, and as such, the Company's growth is dependent upon market growth and its ability to enhance its existing products and introduce new products on a timely basis. One of the ways the Company has addressed and will continue to address the need to develop new products is through acquisitions of other companies. Acquisitions involve numerous risks, including difficulties in integration of the operations, technologies, and products of the acquired companies; the risk of diverting management's attention from normal daily operations of the business; risks of entering markets in which the Company has no or limited direct prior experience and where competitors in such markets have stronger market positions; and the potential loss of key employees of the acquired company. The Company must also maintain its ability to manage any such growth effectively. Failure to manage growth effectively and successfully integrate acquisitions made by the Company could adversely affect the Company's business and operating results.

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

The Company expects that in the future, its net sales may grow at a slower rate than was experienced in previous periods, and that on a quarter-to-quarter basis, the Company's growth in net sales may be significantly lower than its historical quarterly growth rate. In recent quarters, the sequential sales growth has slowed from prior levels, and a disproportionate share of the sales has occurred in the last month of the quarter. As a consequence, operating results for a particular quarter are extremely difficult to predict. The Company's ability to meet financial expectations could be hampered if the nonlinear sales pattern continues in future periods. In addition, in response to customer demand, the Company has attempted to reduce its product manufacturing lead times, which may result in corresponding reductions in order backlog. A decline in backlog levels could result in more variability and less predictability in the Company's quarter-to-quarter net sales and operating results going forward. On the other hand, for certain products, lead times are longer than the Company's goal. If the Company cannot reduce manufacturing lead times for such products, the Company's customers may cancel orders or not place further orders if shorter lead times are available from other manufacturers, thus creating additional variability.

Many computer systems were not designed to handle any dates beyond the year 1999, and therefore computer hardware and software will need to be modified prior to the year 2000 in order to remain functional. The Company is concerned that many enterprises will be devoting a substantial portion of their information systems spending to resolving this upcoming year 2000 problem. This may result in spending being diverted from networking solutions over the next three years. Additionally, the Company will have to devote resources to providing the year 2000 solution for its own products. The year 2000 issue could lower demand for the Company's products while increasing the Company's costs. These combining factors could have a material adverse impact on the Company's financial results.

The Company also expects that gross margins may be adversely affected by increases in material or labor costs, heightened price competition, and changes in channels of distribution or in the mix of products sold. For example, the Company believes that gross margins may continue to decline over time, because the sales of lower-margin access and switching products targeted toward small to medium-sized customers have continued to grow at a faster rate than the Company's higher-margin router and high-performance switching products targeted toward enterprise and service provider customers. The Company's gross margins may also be impacted by geographic mix, as well as the mix of configurations within each product group. The Company continues to expand into third-party or indirect distribution channels, which generally results in lower gross margins. In addition, increasing third-party and indirect distribution channels generally results in greater difficulty in forecasting the mix of the Company's products, and to a certain degree, the timing of its orders.

The Company's growth and ability to meet customer demands also depend in part on its ability to obtain timely deliveries of parts from its suppliers. The Company has experienced component shortages in the past that have adversely affected its operations. Although the Company works closely with its suppliers to avoid these types of shortages, there can be no assurance that the Company will not encounter these problems in the future.

The Company also expects that its operating margins may decrease as it continues to hire additional personnel and increases other operating expenses to support its business. The Company plans its operating expense levels based primarily on forecasted revenue levels. Because these expenses are relatively fixed in the short term, a shortfall in revenue could lead to operating results being below expectations. The results of operations for the quarter ended October 25, 1997 are not necessarily indicative of results to be expected in future periods, and the Company's operating results may be subject to quarterly fluctuations as a result of a number of factors. These factors include the integration of people, operations, and products from acquired businesses and technologies; increased competition in the networking industry; the overall trend toward industry consolidation; the introduction and market acceptance of new technologies, including Gigabit Switch Routing and Tag Switching, currently known as multiprotocol label switching (MPLS); variations in sales channels, product costs, or mix of products sold; the timing of orders and manufacturing lead times; and changes in general economic conditions, any of which could have a material adverse impact on operations and financial results.

The Company's corporate headquarters, including most of its research and development operations and its manufacturing facilities, are located in the Silicon Valley area of Northern California, a region known for seismic activity. Additionally, one of the Company's manufacturing facilities is located near a river that has experienced flooding in the past. A significant natural disaster, such as an earthquake or a flood, could have a material adverse impact on the Company's business, financial condition and operating results.

Liquidity and Capital Resources

Cash and equivalents, short-term investments, and investments were $3.2 billion at October 25, 1997, an increase of $644 million from July 26, 1997. The increase is primarily a result of cash generated by operations; and to a lesser extent, through financing activities, primarily the exercise of employee stock options. These cash flows were partially offset by cash payments of $108 million related to the acquisition of Dagaz, and cash outflows from investing activities including capital expenditures of approximately $63 million.

Accounts receivable decreased 2.0% from July 26, 1997 to October 25, 1997, while sales grew by 5.9% over the same period. Days sales outstanding in receivables decreased to 56 days at October 25, 1997 from 60 days at July 26, 1997. Inventories decreased 5.3% between July 26, 1997 and October 25, 1997, which reflects the Company's continued inventory management efforts. Inventory management remains an area of focus as the Company balances the need to maintain strategic inventory levels to ensure competitive lead times versus the risk of inventory obsolescence because of rapidly changing technology and customer requirements.

Accounts payable decreased by 2.4% at October 25, 1997 over July 26, 1997. Other accrued liabilities increased by 12.6% primarily due to higher deferred revenue on service contracts.

At October 25, 1997, the Company had a line of credit totaling $500 million, which expires July 2002. There have been no borrowings under this facility.

The Company has entered into certain lease arrangements in San Jose, California, and Research Triangle Park, North Carolina, where it has established its headquarters operations and certain research and development and customer support activities. In connection with these transactions, the Company pledged $404 million of its investments as collateral for certain obligations of the leases. The Company anticipates that it will occupy more leased property in the future that will require similar pledged securities; however, the Company does not expect the impact of this activity to be material to liquidity.

The Company's management believes that its current cash and equivalents, short-term investments, line of credit, and cash generated from operations will satisfy its expected working capital and capital expenditure requirements through fiscal 1998.

                           PART II. OTHER INFORMATION




ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

            (a)  Exhibits
                    11.01  Computation of net income per share
                    27     Financial data schedule

            (b)  Reports on Form 8-K
                    The Company filed two reports on form 8-K during the first quarter ended October 25, 1997. The first report was filed on August 22, 1997 and reported on the July 1997 acquisitions of Skystone Systems Corporation, Ardent Communications Corporation and Global Internet Software Group. The second report was filed on September 9, 1997 and reported on the August 1997 acquisition of Dagaz Technologies, Inc.

                                    SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                          Cisco Systems, Inc.




Date:  December 9, 1997                        /s/ Larry R. Carter
                                              ----------------------------------
                                              Larry R. Carter,
                                              Senior Vice President Finance, and
                                              Chief Financial Officer (Principal
                                              Financial and Accounting Officer)

                                 EXHIBIT INDEX


EXHIBIT         DESCRIPTION
-------         -----------
 11.01          Computation of net income per share
 27             Financial data schedule