Form 10-Q
period 1998-01-24
CISCO SYSTEMS INC
filed 1998-03-09
CIK 858877

                                    FORM 10-Q



(Mark one)

[ X ]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended JANUARY 24, 1998

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


As of March 2, 1998, 1,022,987,214 shares of the Registrant's common stock were outstanding.

                               CISCO SYSTEMS, INC.

                FORM 10-Q FOR THE QUARTER ENDED JANUARY 24, 1998


                                      INDEX

                                                                                              Page

               Facing sheet                                                                     1

               Index                                                                            2

Part I.        Financial information

Item 1.        Financial statements and supplementary data

                a) Consolidated statements of operations for the three and six
                   months ended January 24, 1998 and January 25, 1997                           3

                b) Consolidated balance sheets at January 24, 1998 and July 26,                 4
                   1997

                c) Consolidated statements of cash flows for the six months
                   ended January 24, 1998 and January 25, 1997                                  5

                d) Notes to consolidated financial statements                                   6



Item 2.        Management's discussion and analysis of financial
               condition and results of operations                                              9


Part II.       Other information                                                               16

               Signature                                                                       17


Exhibit                                                                                        18

                                     PART I.

               ITEM 1. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                               CISCO SYSTEMS, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per-share amounts)


                                                 Three Months Ended            Six Months Ended
                                             --------------------------   --------------------------
                                               Jan. 24,      Jan. 25,       Jan. 24,        Jan. 25,
                                                1998           1997           1998           1997
                                             --------------------------   --------------------------
                                                                  (Unaudited)
Net sales                                    $2,016,315     $1,592,377     $3,885,032     $3,027,203
Cost of sales                                   696,774        552,519      1,348,955      1,053,999
                                             ----------     ----------     ----------     ----------
   Gross margin                               1,319,541      1,039,858      2,536,077      1,973,204

Operating expenses:
  Research and development                      238,772        167,652        463,007        312,363
  Sales and marketing                           363,408        288,341        696,825        547,451
  General and administrative                     57,668         52,111        114,082         93,887
  Purchased research and development                            43,203        127,191        217,792
                                             ----------     ----------     ----------     ----------
    Total operating expenses                    659,848        551,307      1,401,105      1,171,493
                                             ----------     ----------     ----------     ----------

Operating income                                659,693        488,551      1,134,972        801,711

Realized gain on sale of investment                             47,299          5,411        102,407
Interest and other income, net                   43,818         27,064         80,874         48,542
                                             ----------     ----------     ----------     ----------

Income before provision for income taxes        703,511        562,914      1,221,257        952,660
Provision for income taxes                      246,229        224,455        427,440        433,258
                                             ----------     ----------     ----------     ----------

Net income                                   $  457,282     $  338,459     $  793,817     $  519,402
                                             ==========     ==========     ==========     ==========

Net income per share--Basic                  $      .45     $      .34     $      .78     $      .53
                                             ==========     ==========     ==========     ==========
Net income per share--Diluted                $      .43     $      .33     $      .75     $      .50
                                             ==========     ==========     ==========     ==========

Shares used in per-share
  calculation--Basic                          1,015,347        988,109      1,012,257        983,287
                                             ==========     ==========     ==========     ==========
Shares used in per-share
  calculation--Diluted                        1,062,505      1,035,456      1,059,533      1,030,236
                                             ==========     ==========     ==========     ==========



See notes to consolidated financial statements.

                               CISCO SYSTEMS, INC.

                           CONSOLIDATED BALANCE SHEETS
                        (In thousands, except par value)


                                                                 January 24,        July 26,
                                                                    1998              1997
                                                                 -----------      -----------
                                                                 (Unaudited)
                                  ASSETS
  Current assets:
     Cash and equivalents                                        $   476,927      $   269,608
     Short-term investments                                        1,136,720        1,005,977
     Accounts receivable, net of allowance for doubtful
       accounts of $29,106 at January 24, 1998 and
       $22,340 at July 26, 1997                                    1,255,996        1,170,401
     Inventories, net                                                267,866          254,677
     Deferred income taxes                                           360,452          312,132
     Prepaid expenses and other current assets                        58,331           88,471
                                                                 -----------      -----------
            Total current assets                                   3,556,292        3,101,266

  Investments                                                      1,982,797        1,267,174
  Restricted investments                                             442,956          363,216
  Property and equipment, net                                        478,592          466,352
  Other assets                                                       361,992          253,976
                                                                 -----------      -----------
            Total assets                                         $ 6,822,629      $ 5,451,984
                                                                 ===========      ===========


                  LIABILITIES AND SHAREHOLDERS' EQUITY

  Current liabilities:
     Accounts payable                                            $   238,720      $   207,178
     Income taxes payable                                            319,239          256,224
     Accrued payroll and related expenses                            290,248          263,269
     Other accrued liabilities                                       501,720          393,438
                                                                 -----------      -----------
            Total current liabilities                              1,349,927        1,120,109

  Minority interest                                                   42,301           42,253

  Shareholders' equity:
     Preferred stock, no par value, 5,000 shares authorized:
       none issued or outstanding at January 24, 1998
       and July 26, 1997
     Common stock and additional paid-in capital,
       $.001 par value(no par value - July 26, 1997),
       1,800,000 shares authorized: 1,018,407 shares
       issued and outstanding at January 24, 1998
       and 1,006,168 at July 26, 1997                              2,121,996        1,763,200
     Retained earnings                                             3,280,875        2,487,058
     Unrealized gain on investments                                   42,131           49,628
     Cumulative translation adjustments                              (14,601)         (10,264)
                                                                 -----------      -----------
            Total shareholders' equity                             5,430,401        4,289,622
                                                                 -----------      -----------
            Total liabilities and shareholders' equity           $ 6,822,629      $ 5,451,984
                                                                 ===========      ===========



See notes to consolidated financial statements.

                               CISCO SYSTEMS, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)


                                                                      Six Months Ended
                                                                -----------      -----------
                                                                January 24,      January 25,
                                                                   1998              1997
                                                                -----------      -----------
                                                                        (Unaudited)
Cash flows from operating activities:
Net income                                                      $   793,817      $   519,402
Adjustments to reconcile net income to net cash provided by
operating activities:
   Depreciation and amortization                                    138,069           98,541
   Deferred income taxes                                            (82,580)         (61,461)
   Tax benefits from employee stock plans                           141,668          101,546
   Adjustment to conform StrataCom fiscal year                         --            (11,020)
   Purchased research and development from
      acquisitions                                                   19,009           43,203
   Change in operating assets and liabilities:
      Accounts receivable                                           (85,595)        (399,887)
      Inventories                                                   (13,189)         100,013
      Prepaid expenses and other current assets                      30,140            4,150
      Income taxes payable                                           63,015            2,750
      Accounts payable                                               31,502           99,272
      Accrued payroll and related expenses                           26,979           56,447
      Other accrued liabilities                                     104,482            4,315
                                                                -----------      -----------
            Net cash provided by operating activities             1,167,317          557,271
                                                                -----------      -----------

Cash flows from investing activities:
   Purchases of short-term investments                             (855,332)        (697,891)
   Proceeds from sales and maturities of short-term
     investments                                                    913,774          706,535
   Purchases of investments                                      (1,429,564)      (1,007,291)
   Proceeds from sales of investments                               507,033          618,377
   Purchases of restricted investments                             (190,455)        (133,744)
   Proceeds from sales and maturities of restricted
     investments                                                    115,780          114,071
   Acquisition of property and equipment                           (140,430)        (169,372)
   Acquisition of Telebit Corporation, net of
     purchased research and development                                              (25,189)
   Other                                                            (75,791)          (8,000)
                                                                -----------      -----------
      Net cash used in investing activities                      (1,154,985)        (602,504)
                                                                -----------      -----------

Cash flows from financing activities:
   Issuance of common stock                                         199,324          102,940
   Other                                                             (4,337)          (4,595)
                                                                -----------      -----------
      Net cash provided by financing activities                     194,987           98,345
                                                                -----------      -----------

Net increase in cash and equivalents                                207,319           53,112
Cash and equivalents, beginning of period                           269,608          279,695
                                                                -----------      -----------
Cash and equivalents, end of period                             $   476,927      $   332,807
                                                                ===========      ===========



See notes to consolidated financial statements.

                               CISCO SYSTEMS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. DESCRIPTION OF BUSINESS

Cisco Systems, Inc. (the "Company") provides networking solutions that connect computing devices and computer networks, allowing people to access or transfer information without regard to differences in time, place or type of computer system. The Company sells its products in approximately 105 countries through a combination of direct sales and reseller and distribution channels.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Fiscal Year

The Company's fiscal year is the 52 or 53 weeks ending on the last Saturday in July. Fiscal years 1998 and 1997 are both 52 week years.

Basis of Presentation

The accompanying financial data as of January 24, 1998 and July 26, 1997, and for the three and six month periods ended January 24, 1998 and January 25, 1997, have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The July 26, 1997 balance sheet was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended July 26, 1997.

In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows as of January 24, 1998 and for the three and six month periods ended January 24, 1998 and January 25, 1997, have been made. The results of operations for the period ended January 24, 1998 are not necessarily indicative of the operating results for the full year.

Computation of Net Income Per Share

The Company has adopted Statement of Financial Accounting Standards(SFAS) No.
128. This Statement requires the presentation of basic and diluted net income per share. Basic net income per common share is computed using the weighted average number of common shares outstanding during the period. Diluted net income per share is computed using the weighted average number of common and dilutive common equivalent shares outstanding during the period. Dilutive common equivalent shares consist of stock options (see Note 7). The Company has restated all prior period per share data presented as required by SFAS No. 128. No adjustments were required as a result of

                               CISCO SYSTEMS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

the revised computations. Restated numbers as computed using the diluted method under SFAS No. 128 are the same as those computed using the primary method as defined in Accounting Principals Board Opinion No. 15.

Share and per share data presented reflect a three-for-two split, which was effective on December 16, 1997.

Recent Accounting Pronouncements

In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income," and SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information." Readers are referred to the "Recent Accounting Pronouncements" section of the Company's 1997 Annual Report to Shareholders for further discussion.

3. BUSINESS COMBINATIONS

In August 1997, the Company completed its purchase of Dagaz Technologies, Inc.("Dagaz"), a wholly owned subsidiary of Integrated Network Corporation, and its xDSL technology. Under the terms of the agreement the Company paid cash of $108 million, exchanged stock worth $18 million and assumed net liabilities of $1 million in exchange for all of the outstanding common stock of Dagaz. The Company recorded purchased research and development related to this transaction of $127 million. A pro forma summary is not presented as the historical operations of Dagaz are not material to the Company's consolidated operations and financial position. The amount allocated to purchased research and development was determined through established valuation techniques in the high-technology communications industry and were expensed upon acquisition, because technological feasibility had not been established and no alternative uses existed. Research and development costs to bring the xDSL products to technological feasibility are not expected to have a material impact on the Company's future results of operations, cash flows, or liquidity.

Business Combinations Completed Subsequent to Quarter-End

Subsequent to the end of the quarter, the Company completed its purchase of LightSpeed International, Inc. ("LightSpeed") a privately-held innovator in voice signaling translation technology. Under the terms of the agreement, the Company exchanged 2.5 million shares of its common stock for all outstanding shares of LightSpeed. The Company also assumed remaining outstanding LightSpeed stock options which were converted to options to purchase approximately .5 million shares of the Company's common stock.

In February 1998, the Company announced a definitive agreement to purchase WheelGroup Corporation ("WheelGroup"), a privately-held innovator of network security software products. Under the terms of the agreement between 1.8 and
2.0 million shares of the Company's common stock will be exchanged for all the outstanding shares and options of WheelGroup. The acquisition is expected to be completed during the third quarter.

                               CISCO SYSTEMS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


4. BALANCE SHEET DETAIL
          (In thousands)

               Inventories:                January 24,       July 26,
                                              1998             1997
                                           -----------     -----------
                                           (Unaudited)

                 Raw materials             $    55,327     $    89,226
                 Work in process               107,872         114,724
                 Finished goods                 79,736          21,733
                 Demonstration systems          24,931          28,994
                                           -----------     -----------
                                           $   267,866     $   254,677
                                           ===========     ===========

5. INCOME TAXES

The Company paid income taxes of $307 million in the six months ended January 24, 1998 and $390 million in the six months ended January 25, 1997. The Company's income taxes currently payable for both federal and state purposes have been reduced by the tax benefit of disqualifying dispositions of stock options. This benefit totaled $142 million in the first six months of fiscal 1998, and was credited directly to shareholders' equity.

6.   SHAREHOLDERS' EQUITY AND STOCK SPLIT
      (In thousands, except per-share amounts)

At the Annual Meeting of Shareholders held on November 13, 1997, the shareholders approved an amendment to the Articles of Incorporation changing the par value of the Company's Common Stock from zero to $.001 per share. As a result, the Company has transferred the additional paid-in capital to a separate account, however, for financial statement purposes, the additional paid-in capital account has been combined with the common stock account and reflected on the balance sheet as "Common stock and additional paid-in capital."

In November 1997, the Company announced that its Board of Directors approved a three-for-two split of the Company's common stock that was applicable to shareholders of record on November 18, 1997 and effective on December 16, 1997. Share and per-share data for all periods presented have been adjusted to give effect to this three-for-two stock split.

                               CISCO SYSTEMS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.    EARNINGS PER SHARE

The following table presents the calculation of basic and diluted earnings per share as required under SFAS 128:

                                               Three Months Ended            Six Months Ended
                                           -------------------------     -------------------------
                                             Jan. 24,      Jan. 25,       Jan. 24,       Jan. 25,
                                              1998           1997           1998           1997
                                           -------------------------     -------------------------
                                                                  (Unaudited)
Numerator:
  Net income                               $  457,282     $  338,459     $  793,817     $  519,402
                                           ----------     ----------     ----------     ----------

Denominator:

  Denominator for basic earnings per
    share-- weighted-average shares         1,015,347        988,109      1,012,257        983,287

  Effect of dilutive securities:
    Employee stock options                     47,158         47,347         47,276         46,949
                                           ----------     ----------     ----------     ----------

  Denominator for diluted earnings per
    share                                   1,062,505      1,035,456      1,059,533      1,030,236
                                           ==========     ==========     ==========     ==========

Net income per share--Basic                $      .45     $      .34     $      .78     $      .53
                                           ==========     ==========     ==========     ==========
Net income per share--Diluted              $      .43     $      .33     $      .75     $      .50
                                           ==========     ==========     ==========     ==========



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain statements contained in this Quarterly Report on Form 10-Q, including, without limitation, statements containing the words "believes", "anticipates", "estimates", "expects", and words of similar import, constitute forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Readers are referred to the "Acquisitions, Investments and Alliances", "Competition", "Research and Development", "Manufacturing", "Patents, Intellectual Property and Licensing" and "Other Risk Factors" sections contained in the Company's 1997 Form 10-K filed on October 22, 1997, and to the "Financial Risk Management" and "Future Growth Subject to Risks" sections contained herein which identify important risk factors that could cause actual results to differ from those contained in the forward looking statements.

Net sales grew to $2,016 million in the second quarter of 1998 from $1,592 million in the second quarter of 1997. Net sales for the first half of 1998 were $3,885 million, compared to $3,027 million in the first half of 1997. The 26.6% increase in net sales between the two three month periods and the 28.3% increase in net sales between the two six month periods was primarily a result of increasing unit sales of LAN switching products such as the Catalyst(R) 5000 family, access servers such as the Cisco 3600 family, WAN switching products including the AXIS and BPX product lines, and growth in the sales of add-on boards that provide increased functionality, as well as increased service contract sales. The sales growth rate for lower-priced access and switching products targeted toward small and medium-sized businesses has increased faster than that of the Company's high-end core router products. These products typically carry lower average selling prices, and thus have slowed the Company's growth rate versus the second quarter of last year. Additionally, some of the Company's more established product lines, such as the Cisco 2500 product family, have experienced decelerating growth rates. Sales to international customers declined to 41.7% in the second quarter of 1998, from 43.6% for the second quarter of 1997. International sales in the first six months of 1998 were 40.4% of net sales compared with 45.1% of net sales for the same period in 1997. The decrease reflects slower sales growth in international markets, particularly certain countries in Asia. The Company anticipates that sales in Asia will remain weak in the near future. Sales growth in these markets has been impacted by certain factors including weaker economic conditions, delayed government spending, a stronger dollar versus the local currencies, and slower adoption of networking technologies.

Gross margins increased slightly to 65.4% in the second quarter of 1998 from 65.3% in the second quarter of 1997. Gross margins for the first six months of 1998 were 65.3% compared with 65.2% for the same period in 1997. The increase is due principally to the Company's value engineering efforts, as well as stronger service provider sales, which traditionally have resulted in higher margins. The prices of component parts have fluctuated in the recent past, and the Company expects that this trend may continue. An increase in the price of component parts may have a material adverse impact on gross margins. The Company expects that gross margins will decrease in the future, because it believes that the market for lower-margin remote access and switching products for small to medium-sized businesses will continue to increase at a faster rate than the market for the Company's higher-margin router and high-performance switching products. The Company is attempting to mitigate this trend through various means, such as increasing the functionality of its products, continued value engineering efforts, controlling royalty costs, and improving manufacturing efficiencies. There can be no assurance that any efforts made by the Company in these and other areas will successfully offset decreasing margins.

Research and development expenses increased by $71 million in the second quarter of 1998 over the second quarter of 1997, and increased $151 million in the first six months of 1998 versus the first six months of 1997. This represents an increase from 10.5% to 11.8% of net sales in the quarter to quarter period and from 10.3% to 11.9% of net sales for the first six months of each fiscal year. The increase reflects the Company's ongoing research and development efforts in a wide variety of areas such as voice, video, and data integration, Digital Subscriber Line (DSL) technologies, dial access, enterprise switching, security, network management, and high-end routing technologies, among others. A significant portion of the increase was due to the addition of new personnel, as well as higher expenditures on prototypes and depreciation on new equipment. For the near future, research and development expenses are expected to increase at a greater rate than the sales growth rate, as the Company invests in technology to address potential market opportunities. The Company also continues to purchase technology in order to bring a broad range of products to the market in a timely fashion. If the Company believes it is unable to enter a particular market in a timely manner, it may acquire other businesses or license technology from other businesses as an alternative to internal research and development. All of the Company's research and development costs are expensed as incurred.

Sales and marketing expenses increased by $75 million between the second quarter of 1998 over the second quarter of 1997, and increased $149 million from the first six months of 1997 to the first six months of 1998. This represents a slight decrease from 18.1% of net sales to 18.0% for the quarter to quarter period and from 18.1% to 17.9% for the first six months of each fiscal year. The dollar increase in these expenses resulted mainly from an increase in the size of the Company's direct sales force and its commissions, additional marketing programs to support the launch of new products and expanding distribution channels. Sales and marketing expenses are expected to grow at a greater rate than the sales growth rate in the near future, as the Company invests in certain key areas such as expansion of its end-to-end strategy and service provider coverage in order to take advantage of future market opportunities.

General and administrative expenses rose $6 million between the second quarters of 1998 and 1997, and decreased to 2.9% from 3.3% of net sales in the second quarter of 1998 and 1997, respectively. These expenses increased $20 million from the first half of 1997 to the first half of 1998, representing a decrease to 2.9% from 3.1% of net sales for the comparable six month periods. The dollar increase reflects increased personnel costs necessary to support the Company's business infrastructure, including those associated with its new European Logistics Center, as well as further development of its information systems. It is management's intent to keep general and administrative costs relatively constant as a percentage of net sales; however, this goal is dependent upon the level of acquisition activity, among other factors.

The amount expensed to purchased research and development in the first six months of fiscal 1998 related to the acquisition of Dagaz (See Note 3).

Recent Accounting Pronouncements

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard (SFAS) No. 130, "Reporting Comprehensive Income," and SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information." Readers are referred to the "Recent Accounting Pronouncements" section of the Company's 1997 Annual Report to Shareholders for further discussion.

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

The Company has experienced increased activity with partners in its two-tier distributor channel, as well as an increase in leasing activity. The Company is also closely monitoring credit risk with its customers in Asia. Although to date, the Company has not experienced significant losses due to customers failing to meet their obligations, such losses, if incurred, could have a material adverse impact on the Company's business, operating results, and financial position.

The Company maintains investment portfolio holdings of various issuers, types, and maturities. These securities are generally classified as available for sale, and consequently, are recorded on the balance sheet at fair value with unrealized gains or losses reported as a separate component of shareholders' equity, net of tax. Part of this portfolio includes minority equity investments in several publicly-traded companies, the value of which are subject to market price volatility. The Company also has certain real estate lease commitments with payments tied to short-term interest rates. At any time, a sharp rise in interest rates could have a material adverse impact on the fair value of the Company's investment portfolio while increasing the costs associated with its lease commitments. Conversely, declines in interest rates could have a material impact on interest earnings for the Company's investment portfolio. The Company does not currently hedge these interest rate exposures. Readers are referred to pages 26-27 of the Company's 1997 Annual Report to Shareholders for further discussion of the Company's interest rate exposures.

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

As the Company focuses on new market opportunities, such as transporting voice, video, and data traffic across the same networks, it will increasingly compete with large telecommunications equipment suppliers, and well funded start-up companies. Additionally, as customers in these markets complete infrastructure deployments, they may require greater levels of service, support and financing than the Company has experienced in the past. There can be no assurance that the Company can provide products, service, support and financing to effectively compete for these market opportunities. Readers are referred to the "Competition" section of the Company's Form 10-K filed on October 22, 1997 for further discussion.

The Company expects that in the future, its net sales may grow at a slower rate than was experienced in previous periods, and that on a quarter-to-quarter basis, the Company's growth in net sales may be significantly lower than its historical quarterly growth rate. In recent quarters, the sequential sales growth has slowed from prior levels, and a disproportionate share of the sales has occurred in the last month of the quarter. As a consequence, operating results for a particular quarter are extremely difficult to predict. The Company's ability to meet financial expectations could be hampered if the nonlinear sales pattern continues in future periods. The Company generally has had one quarter of a fiscal year when backlog has been reduced. Traditionally, it has been the third quarter, when the purchasing volumes of large telecommunications service providers tend to be seasonally low. Although such reductions have not occurred consistently in recent years, they are difficult to predict and may occur in the future. In addition, in response to customer demand, the Company continues to attempt to reduce its product manufacturing lead times, which may result in corresponding reductions in order backlog. A decline in backlog levels could result in more variability and less predictability in the Company's quarter-to-quarter net sales and operating results going forward. On the other hand, for certain products, lead times are longer than the Company's goal. If the Company cannot reduce manufacturing lead times for such products, the Company's customers may cancel orders or not place further orders if shorter lead times are available from other manufacturers, thus creating additional variability.

The Company has not been significantly impacted by the recent unfavorable economic conditions in certain Asian and Pacific Rim countries. If the economic conditions in these markets worsen, or if these unfavorable conditions result in a wider regional or global economic slowdown, this may have a material adverse impact on the Company's business, operations and financial condition. The Company continues to monitor activity in the region closely.

Many computer systems were not designed to handle any dates beyond the year 1999, and therefore computer hardware and software will need to be modified prior to the year 2000 in order to remain functional. The Company is concerned that many enterprises will be devoting a substantial portion of their information systems spending to resolving this upcoming year 2000 problem. This may result in spending being diverted from networking solutions over the next two years. The Company is still assessing the impact the year 2000 issue will have on its products and internal information systems and has begun corrective efforts in these areas. The Company does not anticipate that addressing the year 2000 problem for its internal information systems and current and future products will have a material impact on its operations or financial results. However, there can be no assurance that these costs will not be greater than anticipated, or that corrective actions undertaken will be completed before any year 2000 problems could occur. The year 2000 issue could lower demand for the Company's products while increasing the Company's costs. These combining factors, while not quantified, could have a material adverse impact on the Company's financial results.

The Company has certain key relationships with suppliers. If these suppliers fail to adequately address the year 2000 issue for the products they provide the Company, this could have a material adverse impact on the Company's operations and financial results. The Company is still assessing the effect the year 2000 issue will have on its suppliers and, at this time, cannot determine the impact it will have.

The Company also expects that gross margins may be adversely affected by increases in material or labor costs, heightened price competition, and changes in channels of distribution or in the mix of products sold. For example, the Company believes that gross margins may continue to decline over time, because the markets for lower-margin access products targeted toward small to medium-sized customers have continued to grow at a faster rate than the markets for the Company's higher-margin router and high-performance switching products targeted toward enterprise and service provider customers. The Company has recently introduced new products with several new products scheduled to be released in the near future. If warranty costs associated with these new products are greater than the Company has experienced historically, gross margins may be adversely affected. The Company's gross margins may also be impacted by geographic mix, as well as the mix of configurations within each product group. The Company continues to expand into third-party or indirect distribution channels, which generally results in lower gross margins. In addition, increasing third-party and indirect distribution channels generally results in greater difficulty in forecasting the mix of the Company's products, and to a certain degree, the timing of its orders.

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

The Company also expects that its operating margins may decrease as it continues to hire additional personnel and increases other operating expenses to support its business. The Company plans its operating expense levels based primarily on forecasted revenue levels. Because these expenses are relatively fixed in the short term, a shortfall in revenue could lead to operating results being below expectations. The results of operations for the quarter ended January 24, 1998 are not necessarily indicative of results to be expected in future periods, and the Company's operating results may be subject to quarterly fluctuations as a result of a number of factors. These factors include the integration of people, operations, and products from acquired businesses and technologies; increased competition in the networking industry; the overall trend toward industry consolidation; the introduction and market acceptance of new technologies and standards, including Gigabit Ethernet Switching, Tag Switching, currently also known as multiprotocol label switching (MPLS) and voice, video and data products; variations in sales channels, product costs, or mix of products sold; the timing of orders and manufacturing lead times; and changes in general economic conditions, any of which could have a material adverse impact on operations and financial results.

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

Liquidity and Capital Resources

Cash and equivalents, short-term investments, and investments were $3.6 billion at January, 24, 1998, an increase of $1.1 billion from July 26, 1997. The increase is primarily a result of cash generated by operations; and to a lesser extent, through financing activities, primarily the exercise of employee stock options. These cash flows were partially offset by cash outflows from operating activities including tax payments of approximately $307 million, cash outflows from investing activities including capital expenditures of approximately $140 million, and a cash payment of $108 million related to the acquisition of Dagaz.

Accounts receivable increased 7.3% from July 26, 1997 to January 24, 1998. Days sales outstanding in receivables improved to 57 days at January 24, 1998 from 60 days at July 26, 1997. Inventories increased 5.2% between July 26, 1997 and January 24, 1998. The increase in inventories was due primarily to the shift toward a two-tier distribution system, and the need to maintain shorter lead times on certain products. Inventory management remains an area of focus as the Company balances the need to maintain strategic inventory levels to ensure competitive lead times versus the risk of inventory obsolescence because of rapidly changing technology and customer requirements.

Accounts payable increased by 15.2% at January 24, 1998 over July 26, 1997. Other accrued liabilities increased by 27.5% primarily due to higher deferred revenue on service contracts.

At January 24, 1998, the Company had a line of credit totaling $500 million, which expires July 2002. There have been no borrowings under this facility.

The Company has entered into certain lease arrangements in San Jose, California, and Research Triangle Park, North Carolina, where it has established its headquarters operations and certain research and development and customer support activities. In connection with these transactions, the Company pledged $443 million of its investments as collateral for certain obligations of the leases. The Company anticipates that it will occupy more leased property in the future that will require similar pledged securities; however, the Company does not expect the impact of this activity to be material to liquidity.

The Company's management believes that its current cash and equivalents, short-term investments, line of credit, borrowing capacity, and cash generated from operations will satisfy its expected working capital and capital expenditure requirements through fiscal 1998.

                           PART II. OTHER INFORMATION

 ITEM 2.   CHANGES IN SECURITIES

 At the Annual Meeting of Shareholders held on November 13, 1997, the shareholders approved an amendment to the Articles of Incorporation changing the par value of the Company's common stock from zero to $.001 per share.

 A three-for-two stock split of the Company's common stock was approved by the Board of Directors in November 1997, applicable to shareholders of record on November 18, 1997 and was effective on December 16, 1997. Share and per-share data for all periods presented have been adjusted to give effect to this three-for-two stock split.


  ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SHAREHOLDERS

                             Affirmative     Negative       Votes       Broker
                                Votes          Votes      Withheld     Non-Votes
                                -----          -----      --------     ---------
a.  Election of Directors

Carol A. Bartz               839,840,845      -          4,676,932        -
John T. Chambers             838,779,079      -          5,738,698        -
James F. Gibbons             840,124,681      -          4,393,096        -
Edward R. Kozel              838,785,403      -          5,732,374        -
John P. Morgridge            840,117,001      -          4,400,776        -
Robert L. Puette             838,440,658      -          6,077,119        -
Masayoshi Son                820,037,053      -         24,480,724        -
Donald T. Valentine          838,721,443      -          5,796,334        -
Steven M. West               840,202,311      -          4,315,467        -


 b.  Approval of Amendment
     to the Employee Stock
     Purchase Plan           821,426,532   19,166,581    3,893,464    31,200

 c.  Increase in the
     Par Value of the
     Common Stock            836,931,453    4,521,892    3,064,432        -

 d.  Ratification of
     Coopers & Lybrand
     L.L.P. as the
     Company's
     independent
     accountants             841,476,093      785,788    2,255,896        -



  ITEM 6.   EXHIBIT AND REPORTS ON FORM 8-K

            (a)Exhibit
                 27    Financial data schedule

            (b)Reports on Form 8-K
                  None

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                  Cisco Systems, Inc.




Date:  March 5, 1998                          By   /s/ Larry R. Carter
                                                  -----------------------------


                                              Larry R. Carter,
                                              Senior Vice President Finance, and
                                              Chief Financial Officer (Principal
                                              Financial and Accounting Officer)

                                 EXHIBIT INDEX


EXHIBIT 27               FINANCIAL DATA SCHEDULE