Form 10-Q
period 1998-04-25
CISCO SYSTEMS INC
filed 1998-06-08
CIK 858877

                                    FORM 10-Q



(Mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended APRIL 25, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the transition period from _______________ to _______________


                         Commission file number 0-18225


                               CISCO SYSTEMS, INC.
             (Exact name of registrant as specified in its charter)

                California                               77-0059951
      (State or other jurisdiction             (I.R.S. Employer Identification
                    of                                     Number)
      incorporation or organization)

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


                                 YES [X] NO [ ]


As of June 1, 1998, 1,036,548,848 shares of the Registrant's common stock were outstanding.

                               CISCO SYSTEMS, INC.

                 FORM 10-Q FOR THE QUARTER ENDED APRIL 25, 1998


                                      INDEX


                                                                                              Page
                                                                                              ----
               Facing sheet                                                                     1

               Index                                                                            2

Part I.        Financial information

Item 1.        Financial statements and supplementary data

               a) Consolidated statements of operations for the three and nine months
                  ended April 25, 1998 and April 26, 1997                                       3

               b) Consolidated balance sheets at April 25, 1998 and July 26, 1997               4

               c) Consolidated statements of cash flows for the nine months
                  ended April 25, 1998 and April 26, 1997                                       5

               d) Notes to consolidated financial statements                                    6

Item 2.        Management's discussion and analysis of financial
               condition and results of operations                                             10


Part II.       Other information                                                               18

               Signature                                                                       19


Exhibit        Exhibit 27, Financial data schedule                                             20

                                     PART I.

               ITEM 1. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                               CISCO SYSTEMS, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per-share amounts)


                                                   Three Months Ended                Nine Months Ended
                                               ---------------------------       ---------------------------
                                                Apr. 25,          Apr. 26,         Apr. 25,         Apr. 26,
                                                  1998             1997             1998             1997
                                               ----------       ----------       ----------       ----------
                                                                         (Unaudited)
Net sales                                      $2,183,756       $1,647,871       $6,068,788       $4,675,074
Cost of sales                                     749,727          571,339        2,098,682        1,625,338
                                               ----------       ----------       ----------       ----------
   Gross margin                                 1,434,029        1,076,532        3,970,106        3,049,736
                                               ----------       ----------       ----------       ----------

Operating expenses:
  Research and development                        263,064          183,714          726,071          496,077
  Sales and marketing                             412,241          299,339        1,109,066          846,790
  General and administrative                       67,329           54,349          181,411          148,236
  Purchased research and development              418,659               --          545,850          217,792
                                               ----------       ----------       ----------       ----------
    Total operating expenses                    1,161,293          537,402        2,562,398        1,708,895
                                               ----------       ----------       ----------       ----------

Operating income                                  272,736          539,130        1,407,708        1,340,841

Realized gain on sale of investment                    --           32,288            5,411          134,695
Interest and other income, net                     52,047           29,093          132,921           77,635
                                               ----------       ----------       ----------       ----------

Income before provision for income taxes          324,783          600,511        1,546,040        1,553,171
Provision for income taxes                        260,205          222,190          687,645          655,449
                                               ----------       ----------       ----------       ----------

Net income                                     $   64,578       $  378,321       $  858,395       $  897,722
                                               ==========       ==========       ==========       ==========

Net income per share--Basic                    $      .06       $      .38       $      .84       $      .91
                                               ==========       ==========       ==========       ==========
Net income per share--Diluted                  $      .06       $      .37       $      .81       $      .87
                                               ==========       ==========       ==========       ==========

Shares used in per-share
  calculation-- -- Basic                        1,027,215          996,017        1,017,239          987,539
                                               ==========       ==========       ==========       ==========
Shares used in per-share
  calculation-- -- Diluted                      1,076,327        1,032,677        1,065,127        1,030,941
                                               ==========       ==========       ==========       ==========


                 See notes to consolidated financial statements.

                               CISCO SYSTEMS, INC.

                           CONSOLIDATED BALANCE SHEETS
                        (In thousands, except par value)


                                                                                      April 25,          July 26,
                                                                                        1998               1997
                                                                                     -----------        -----------
                                                                                     (Unaudited)
                                  ASSETS

Current assets:
   Cash and equivalents                                                              $ 1,170,585        $   269,608
   Short-term investments                                                                942,475          1,005,977
   Accounts receivable, net of allowance for doubtful
     accounts of $30,849 at April 25, 1998 and
     $22,340 at July 26, 1997                                                          1,272,958          1,170,401
   Inventories, net                                                                      308,276            254,677
   Deferred income taxes                                                                 390,855            312,132
   Prepaid expenses and other current assets                                              57,496             88,471
                                                                                     -----------        -----------
          Total current assets                                                         4,142,645          3,101,266

Investments                                                                            2,259,289          1,267,174
Restricted investments                                                                   486,347            363,216
Property and equipment, net                                                              545,661            466,352
Other assets                                                                             464,195            253,976
                                                                                     -----------        -----------
          Total assets                                                               $ 7,898,137        $ 5,451,984
                                                                                     ===========        ===========


                 LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                                                  $   268,168        $   207,178
   Income taxes payable                                                                  362,840            256,224
   Accrued payroll and related expenses                                                  343,068            263,269
   Other accrued liabilities                                                             572,632            393,438
                                                                                     -----------        -----------
          Total current liabilities                                                    1,546,708          1,120,109

Minority interest                                                                         42,960             42,253

Shareholders' equity:
   Preferred stock, no par value, 5,000 shares authorized:
     none issued or outstanding at April 25, 1998
     and July 26, 1997
   Common stock and additional paid-in capital, $.001 par value(no par value -
     July 26, 1997), 1,800,000 shares authorized: 1,035,207 shares issued and outstanding at April 25, 1998
     and 1,006,168 at July 26, 1997                                                    2,924,246          1,763,200
   Retained earnings                                                                   3,336,546          2,487,058
   Unrealized gain on investments                                                         62,312             49,628
   Cumulative translation adjustments                                                    (14,635)           (10,264)
                                                                                     -----------        -----------
          Total shareholders' equity                                                   6,308,469          4,289,622
                                                                                     -----------        -----------
          Total liabilities and shareholders' equity                                 $ 7,898,137        $ 5,451,984
                                                                                     ===========        ===========


See notes to consolidated financial statements.

                               CISCO SYSTEMS, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)


                                                                                   Nine Months Ended
                                                                            ------------------------------
                                                                             April 25,          April 26,
                                                                               1998               1997
                                                                            -----------        -----------
                                                                                     (Unaudited)
Cash flows from operating activities:
Net income                                                                  $   858,395        $   897,722
Adjustments to reconcile net income to net cash provided by operating activities:
   Depreciation and amortization                                                230,162            151,044
   Deferred income taxes                                                        (88,831)           (82,459)
   Tax benefits from employee stock plans                                       282,668            140,547
   Adjustment to conform StrataCom fiscal year                                       --            (11,020)
   Purchased research and development from acquisitions                         426,038             43,203
   Change in operating assets and liabilities:
      Accounts receivable                                                       (94,434)          (514,374)
      Inventories                                                               (52,107)            70,229
      Prepaid expenses and other current assets                                  31,145             23,692
      Income taxes payable                                                      106,616             75,973
      Accounts payable                                                           46,987             64,152
      Accrued payroll and related expenses                                       78,736             28,912
      Other accrued liabilities                                                 158,971             70,228
                                                                            -----------        -----------
            Net cash provided by operating activities                         1,984,346            957,849
                                                                            -----------        -----------

Cash flows from investing activities:
   Purchases of short-term investments                                       (1,098,872)        (1,045,272)
   Proceeds from sales and maturities of short-term
     investments                                                              1,373,092            919,396
   Purchases of investments                                                  (2,015,530)        (1,335,381)
   Proceeds from sales and maturities of investments                            821,160            850,949
   Purchases of restricted investments                                         (324,613)          (259,668)
   Proceeds from sales and maturities of restricted
     investments                                                                202,323            155,017
   Acquisition of property and equipment                                       (282,156)          (270,240)
   Acquisition of Telebit Corporation, net of
     purchased research and development                                              --            (25,189)
   Other                                                                        (97,597)           (26,980)
                                                                            -----------        -----------
      Net cash used in investing activities                                  (1,422,193)        (1,037,368)
                                                                            -----------        -----------

Cash flows from financing activities:
   Issuance of common stock                                                     343,195            152,531
   Other                                                                         (4,371)            (7,215)
                                                                            -----------        -----------
      Net cash provided by financing activities                                 338,824            145,316
                                                                            -----------        -----------

Net increase in cash and equivalents                                            900,977             65,797
Cash and equivalents, beginning of period                                       269,608            279,695
                                                                            -----------        -----------
Cash and equivalents, end of period                                         $ 1,170,585        $   345,492
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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Fiscal Year

The Company's fiscal year is the 52 or 53 weeks ending on the last Saturday in July. Fiscal years 1998 and 1997 are both 52 week years. Fiscal year 1999 will be a 53 week year.

Basis of Presentation

The accompanying financial data as of April 25, 1998 and July 26, 1997, and for the three and nine month periods ended April 25, 1998 and April 26, 1997, have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The July 26, 1997 balance sheet was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended July 26, 1997.

In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows as of April 25, 1998 and for the three and nine month periods ended April 25, 1998 and April 26, 1997, have been made. The results of operations for the periods ended April 25, 1998 are not necessarily indicative of the operating results for the full year.

Computation of Net Income Per Share

The Company has adopted Statement of Financial Accounting Standards (SFAS) No.
128. This Statement requires the presentation of basic and diluted net income per share. Basic net income per common share is computed using the weighted average number of common shares outstanding during the period. Diluted net income per share is computed using the weighted average number of common and dilutive common equivalent shares outstanding during the period. Dilutive common equivalent shares consist of stock options (see Note 7). The Company has restated all prior period per share data presented as required by SFAS No. 128.

                               CISCO SYSTEMS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Restated numbers as computed using the diluted method under SFAS No. 128 approximate those computed using the previous method as defined in Accounting Principals Board Opinion No. 15.

Share and per share data presented reflect a three-for-two stock split, which was effective on December 16, 1997.

Recent Accounting Pronouncements

In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income," and SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information." Readers are referred to the "Recent Accounting Pronouncements" section of the Company's 1997 Annual Report to Shareholders for further discussion.

3. BUSINESS COMBINATIONS

PURCHASE COMBINATIONS

In August 1997, the Company completed its purchase of Dagaz Technologies, Inc. ("Dagaz"), a wholly owned subsidiary of Integrated Network Corporation, and its xDSL technology. Under the terms of the agreement the Company paid cash of $108 million, exchanged stock worth $18 million and assumed net liabilities of $1 million in exchange for all of the outstanding common stock of Dagaz. The Company recorded purchased research and development related to this transaction of $127 million.

In February 1998, the Company completed its purchase of LightSpeed International, Inc. ("LightSpeed"), a privately-held innovator in voice signaling translation technology. Under the terms of the agreement, the Company exchanged 2.5 million shares of its common stock for all outstanding shares of LightSpeed. The Company also assumed remaining outstanding LightSpeed stock options which were converted to options to purchase approximately .5 million shares of the Company's common stock. As part of this transaction, the Company recorded approximately $143 million in purchased research and development expense in the third quarter of fiscal year 1998.

In March 1998, the Company completed its purchase of WheelGroup Corporation ("WheelGroup"), a privately-held innovator of network security software products. Under the terms of the agreement, the Company issued 1.5 million shares of its common stock for all outstanding shares of WheelGroup. The Company also assumed remaining outstanding WheelGroup stock options which were converted to options to purchase approximately .4 million shares of the Company's common stock. As part of this transaction, the Company recorded approximately $97 million in purchased research and development expense in the third quarter of fiscal year 1998.

In April 1998, the Company completed its purchase of NetSpeed Inc. ("NetSpeed"), a privately-held developer of Digital Subscriber Line technology. Under the terms of the agreement, the Company exchanged 3.0 million shares of its common stock for all outstanding shares of NetSpeed. The Company also assumed remaining outstanding NetSpeed

                               CISCO SYSTEMS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


stock options which were converted to options to purchase approximately .5 million shares of the Company's common stock. As part of this transaction, the Company recorded approximately $179 million in purchased research and development expense in the third quarter of fiscal year 1998.

The historical operations of Dagaz, LightSpeed, WheelGroup and NetSpeed are not material to the Company's consolidated operations and financial position on either an individual or an aggregate basis, therefore, pro forma summaries are not presented. The amounts allocated to purchased research and development were determined through established valuation techniques in the high technology communications industry, and were expensed upon acquisition, because technological feasibility had not been established and no future alternative uses existed. Research and development costs to bring the Dagaz, LightSpeed, WheelGroup and NetSpeed products to technological feasibility are not expected to have a material impact on the Company's future results of operations, cash flows or liquidity.

Purchase Combination Announced Subsequent to Quarter-End

In May 1998, the Company announced a definitive agreement to purchase CLASS Data Systems ("CLASS Data"), a privately-held developer of software solutions which enable policy-based quality of service in Internet Protocol (IP) networks. Under terms of the agreement, a combination of the Company's common stock and cash with an aggregate value of $50 million will be exchanged for all outstanding shares and options of CLASS Data. The acquisition is expected to be completed in the fourth quarter.


POOLING OF INTERESTS COMBINATION


In April 1998, the Company completed its acquisition of Precept Software, Inc. ("Precept") a developer of multimedia network software. Under the terms of the agreement, the Company exchanged approximately 1.0 million shares for all of the outstanding shares of Precept. The Company also assumed remaining outstanding Precept stock options which were converted to options to purchase approximately
 .1 million shares of the Company's common stock. The historical operations of Precept are not material to the Company's consolidated operations and financial position, therefore prior period statements have not been restated.

                               CISCO SYSTEMS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




4. BALANCE SHEET DETAIL


  (In thousands)
  Inventories:              April 25,       July 26,
                              1998           1997
                          -----------      ---------
                          (Unaudited)
Raw materials               $ 68,225       $ 89,226
Work in process              123,290        114,724
Finished goods                81,483         21,733
Demonstration systems         35,278         28,994
                            --------       --------
                            $308,276       $254,677
                            ========       ========


5. INCOME TAXES

The Company paid income taxes of $389 million in the nine months ended April 25, 1998 and $514 million in the nine months ended April 26, 1997. The Company's effective tax rate for the fiscal year 1997 has been affected by the purchased research and development from the acquisitions of LightSpeed, WheelGroup and NetSpeed. The Company's income taxes currently payable for both federal and state purposes have been reduced by the tax benefit of disqualifying dispositions of stock options. This benefit totaled $283 million in the first nine months of fiscal 1998, and was credited directly to shareholders' equity.


6.   SHAREHOLDERS' EQUITY AND STOCK SPLIT

At the Annual Meeting of Shareholders held on November 13, 1997, the shareholders approved an amendment to the Articles of Incorporation changing the par value of the Company's Common Stock from zero to $.001 per share. As a result, the Company has transferred the additional paid-in capital to a separate account; however, for financial statement purposes, the additional paid-in capital account has been combined with the common stock account and reflected on the balance sheet as "Common stock and additional paid-in capital."

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

                               CISCO SYSTEMS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



7. EARNINGS PER SHARE
      (In thousands, except per-share amounts)

The following table presents the calculation of basic and diluted earnings per share as required under SFAS 128:


                                              Three Months Ended               Nine Months Ended
                                         ---------------------------       ---------------------------
                                          April 25,        April 26,        April 25,        April 26,
                                            1998             1997             1998             1997
                                         ----------       ----------       ----------       ----------
                                                                  (Unaudited)
  Net income                             $   64,578       $  378,321       $  858,395       $  897,722
                                         ==========       ==========       ==========       ==========

  Weighted average shares -- basic        1,027,215          996,017        1,017,239          987,539

  Effect of dilutive securities:
    Employee stock options                   49,112           36,660           47,888           43,402
                                         ----------       ----------       ----------       ----------

  Weighted average shares--diluted        1,076,327        1,032,677        1,065,127        1,030,941
                                         ==========       ==========       ==========       ==========

Net income per share--Basic              $      .06       $      .38       $      .84       $      .91
                                         ==========       ==========       ==========       ==========
Net income per share--Diluted            $      .06       $      .37       $      .81       $      .87
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

Net sales grew to $2,184 million in the third quarter of 1998 from $1,648 million in the third quarter of 1997. Net sales for the first nine months of 1998 were $6,069 million, compared to $4,675 million in the first nine months of 1997. The 32.5% increase in net sales between the two three month periods and the 29.8% increase in net sales between the two nine month periods was primarily a result of increasing unit sales of LAN switching products such as the Catalyst(R) 5000 family, access servers such as the Cisco 3600 family, and increased service contract sales. The sales growth rate for lower-priced access and switching products targeted toward small and medium-sized businesses has increased faster than that of the Company's high-end core router products. These products typically carry lower average selling prices, and thus have slowed the Company's growth rate versus last year. Additionally, some of the Company's more established product lines, such as the Cisco 2500 product family and the Catalyst(R) 1400, have experienced decelerating growth rates. Sales to international customers declined to 41.8% in the third quarter of 1998, from 49.6% for the third quarter of 1997. International sales in the first nine months of 1998 were 40.9% of net sales compared with 48.7% of net sales for the same period in 1997. The decrease reflects slower sales in international markets, particularly certain countries in Asia. The Company anticipates that sales in Asia will remain weak for the foreseeable future. Sales growth in these markets has generally been impacted by a variety of factors including weaker economic conditions, delayed government spending, a stronger dollar versus the local currencies, and slower adoption of networking technologies.

Gross margins increased slightly to 65.7% in the third quarter of 1998 from 65.3% in the third quarter of 1997. Gross margins for the first nine months of 1998 were 65.4% compared with 65.2% for the same period in 1997. The increase is due principally to the Company's improvements in value engineering efforts and material cost reductions. The prices of component parts have fluctuated in the recent past, and the Company expects that this trend may continue. An increase in the price of component parts may have a material adverse impact on gross margins. The Company expects that gross margins will decrease in the future, because it believes that the market for lower-margin remote access and switching products for small to medium-sized businesses will increase at a faster rate than the market for the Company's higher-margin router and high-performance switching products. Additionally, as the Company focuses on new market opportunities, it faces increasing competitive pressure from large telecommunications equipment suppliers and well funded start-up companies, which may materially adversely effect gross margins. The Company is attempting to mitigate these trends through various means, such as increasing the functionality of its products, continued value engineering efforts, controlling royalty costs, and improving manufacturing efficiencies. There can be no assurance that any efforts made by the Company in these and other areas will successfully offset decreasing margins.

Research and development expenses increased by $79 million in the third quarter of 1998 over the third quarter of 1997, and increased $230 million in the first nine months of 1998 versus the first nine months of 1997. This represents an increase from 11.1% to 12.0% of net sales in the quarter to quarter period and from 10.6% to 12.0% of net sales for the first nine months of each fiscal year. The increase reflects the Company's ongoing research and development efforts in a wide variety of areas such as voice, video, and data integration, Digital Subscriber Line (DSL) technologies, dial access, enterprise switch routers, security, network management, and high-end routing technologies, among others. A significant portion of the increase was due to the addition of new personnel, as well as higher expenditures on prototypes and depreciation on new equipment. For the near future, research and development expenses are expected to increase at a greater rate than the sales growth rate, as the Company invests in technology to address potential market opportunities. The Company also continues to purchase technology in order to bring a broad range of products to the market in a timely fashion. If the Company believes it is unable to enter a particular market in a timely manner, it may acquire other businesses or license technology from other businesses as an alternative to internal research and development. All of the Company's research and development costs are expensed as incurred.

Sales and marketing expenses increased by $113 million between the third quarter of 1998 and the third quarter of 1997, and increased $262 million from the first nine months of 1997 to the first nine months of 1998. This represents an increase from 18.2% of net sales to 18.9% for the quarter to quarter period and from 18.1% to 18.3% for the first nine months of each fiscal year. The dollar increase is due principally to an increase in the size of the Company's direct sales force and its commissions, additional marketing and advertising costs associated with the introduction of new products and the expansion of distribution channels. The increase in percentage terms also reflects the Company's efforts to invest in certain key areas such as expansion of its end-to-end strategy and service provider coverage in order to position itself to take advantage of future market opportunities.

General and administrative expenses rose $13 million between the third quarters of 1998 and 1997, and decreased to 3.1% from 3.3% of net sales in the third quarter of 1998 and 1997, respectively. These expenses increased $33 million in the first nine months of 1998 compared to the same period in 1997, representing a decrease to 3.0% from 3.2% of net sales for the comparable nine month periods. The dollar increase reflects increased personnel costs necessary to support the Company's business infrastructure, including those associated with its European Logistics Center, as well as further development of its information systems. It is management's intent to keep general and administrative costs relatively constant as a percentage of net sales; however, this goal is dependent upon the level of acquisition activity and the amortization of resulting intangible assets, among other factors.

The amount expensed to purchased research and development in the first nine months of fiscal 1998 related to the acquisitions of Dagaz, LightSpeed, WheelGroup and NetSpeed (See Note 3).

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

FINANCIAL RISK MANAGEMENT

As a global concern, the Company faces exposure to adverse movements in foreign currency exchange rates. These exposures may change over time as business practices evolve and could have a material adverse impact on the Company's financial results. Historically, the Company's primary exposures related to nondollar-denominated sales in Japan, Canada, and Australia and nondollar-denominated operating expenses in Europe, Latin America, and Asia where the Company sells primarily in U.S. dollars. The Company has recently expanded its business activities in Europe. As a result, the Company expects to see an increase over time in exposures related to nondollar-denominated sales in several European currencies. At the present time, the Company hedges only those currency exposures associated with certain assets and liabilities denominated in nonfunctional currencies and does not generally hedge anticipated foreign currency cash flows. The hedging activity undertaken by the Company is intended to offset the impact of currency fluctuations on certain nonfunctional currency assets and liabilities. The success of this activity depends upon forecasts of transaction activity denominated in various currencies, primarily the Japanese yen, Canadian dollar, Australian dollar, and certain European currencies. To the extent that these forecasts are over- or understated during periods of currency volatility, the Company could experience unanticipated currency gains or losses.

The Company has experienced increased activity with partners in its two-tier distributor channel, as well as an increase in leasing activity. The Company is also closely monitoring credit risk with its customers in Asia. Although to date the Company has not experienced significant losses due to customers failing to meet their obligations, such losses, if incurred, could have a material adverse impact on the Company's business, operating results, and financial position.

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

FUTURE GROWTH SUBJECT TO RISKS

The networking business is highly competitive, and as such, the Company's growth is dependent upon market growth and its ability to enhance its existing products and introduce new products on a timely basis. One of the ways the Company has addressed and will continue to address the need to develop new products is through acquisitions of other companies. Acquisitions involve numerous risks, including difficulties in integration of the operations, technologies, and products of the acquired companies; the risk of diverting management's attention from normal daily operations of the business; risks of entering markets in which the Company has no or limited direct prior experience and where competitors in such markets have stronger market positions; and the potential loss of key employees of the acquired company. The Company must also maintain its ability to manage any such growth effectively. Failure to manage growth effectively and successfully integrate acquisitions made by the Company could materially adversely affect the Company's business and operating results.

There are currently few laws or regulations that apply directly to access or commerce on the Internet. The Company could be materially adversely affected by proposed regulation on voice over the Internet, encryption technology and access charges for Internet service providers, as well as the continuing deregulation of the telecommunications industry. The adoption of such measures could decrease demand for the Company's products, and at the same time increase the Company's cost of selling its products. Changes in laws or regulations governing the Internet and Internet commerce could have a material adverse effect on the Company's business, operating results and financial condition.

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

The Company expects that in the future, its net sales may grow at a slower rate than was experienced in previous periods, and that on a quarter-to-quarter basis, the Company's growth in net sales may be significantly lower than its historical quarterly growth rate. As a consequence, operating results for a particular quarter are extremely difficult to predict. The Company's ability to meet financial expectations could be hampered if the nonlinear sales pattern seen in past quarters reoccurs in future periods. The Company generally has had one quarter of the fiscal year when backlog has been reduced. Although such reductions have not occurred consistently in recent years, they are difficult to predict and may occur in the future. In addition, in response to customer demand, the Company continues to attempt to reduce its product manufacturing lead times, which may result in corresponding reductions in order backlog. A decline in backlog levels could result in more variability and less predictability in the Company's quarter-to-quarter net sales and operating results going forward. On the other hand, for certain products, lead times are longer than the Company's goal. If the Company cannot reduce manufacturing lead times for such products, the Company's customers may cancel orders or not place further orders if shorter lead times are available from other manufacturers, thus creating additional variability.

As a result of recent unfavorable economic conditions, sales to certain countries in Asia and the Pacific Rim have declined as a percentage of the Company's total revenue. If the economic conditions in these markets worsen, or if these unfavorable conditions result in a wider regional or global economic slowdown, this may have a material adverse impact on the Company's business, operations and financial condition.

Many computer systems were not designed to handle any dates beyond the year 1999, and therefore computer hardware and software will need to be modified prior to the year 2000 in order to remain functional. The Company is concerned that many enterprises will be devoting a substantial portion of their information systems spending to resolving this upcoming year 2000 problem. This may result in spending being diverted from networking solutions over the next two years. The Company is still assessing the impact of the year 2000 issue on its products and internal information systems and has begun, and in many cases completed, corrective efforts in these areas. The Company does not anticipate that addressing the year 2000 problem for its internal information systems and current and future products will have a material impact on its operations or financial results. However, there can be no assurance that these costs will not be greater than anticipated, or that corrective actions undertaken will be completed before any year 2000 problems could occur. The year 2000 issue could lower demand for the Company's products while increasing the Company's costs. These combining factors, while not quantified, could have a material adverse impact on the Company's financial results.

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

The Company also expects that gross margins may be adversely affected by increases in material or labor costs, heightened price competition, and changes in channels of distribution or in the mix of products sold. For example, the Company believes that gross margins may decline over time, because the markets for lower-margin access products targeted toward small to medium-sized customers have continued to grow at a faster rate than the markets for the Company's higher-margin router and high-performance switching products targeted toward enterprise and service provider customers. The Company has recently introduced new products with several new products scheduled to be released in the near future. If warranty costs associated with these new products are greater than the Company has experienced historically, gross margins may be adversely affected. The Company's gross margins may also be impacted by geographic mix, as well as the mix of configurations within each product group. The Company continues to expand into third-party or indirect distribution channels, which generally results in lower gross margins. In addition, increasing third-party and indirect distribution channels generally results in greater difficulty in forecasting the mix of the Company's products, and to a certain degree, the timing of its orders.

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

The results of operations for the quarter ended April 25, 1998 are not necessarily indicative of results to be expected in future periods, and the Company's operating results may be subject to quarterly fluctuations as a result of a number of factors. These factors include the integration of people, operations, and products from acquired businesses and technologies; increased competition in the networking industry; the overall trend toward industry consolidation; the introduction and market acceptance of new technologies and standards, including routing switches, Gigabit Ethernet Switching, Tag Switching, currently also known as multiprotocol label switching (MPLS) and voice, video and data products; variations in sales channels, product costs, or mix of products sold; the timing of orders and manufacturing lead times; and changes in general economic conditions, any of which could have a material adverse impact on operations and financial results.

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

Liquidity and Capital Resources

Cash and equivalents, short-term investments, and investments were $4.4 billion at April 25, 1998, an increase of $1.8 billion from July 26, 1997. The increase is primarily a result of cash generated by operations; and to a lesser extent, through financing activities, primarily the exercise of employee stock options. These cash flows were partially offset by cash outflows from operating activities including tax payments of approximately $389 million, cash outflows from investing activities, including capital expenditures of approximately $282 million, and a cash payment of $108 million related to the acquisition of Dagaz.

Accounts receivable increased 8.8% from July 26, 1997 to April 25, 1998. Days sales outstanding in receivables improved to 53 days at April 25, 1998 from 60 days at July 26, 1997. Inventories increased 21.0% between July 26, 1997 and April 25, 1998. The increase in inventories was due primarily to increased sales through two-tier distribution channels, and the need to maintain shorter lead times on certain products. Inventory management remains an area of focus as the Company balances the need to maintain strategic inventory levels to ensure competitive lead times versus the risk of inventory obsolescence because of rapidly changing technology and customer requirements.

Accounts payable increased by 29.4% at April 25, 1998 over July 26, 1997 due to material purchases to support the growth in net sales. Other accrued liabilities increased by 45.5% primarily due to higher deferred revenue on service contracts.

At April 25, 1998, the Company had a line of credit totaling $500 million, which expires July 2002. There have been no borrowings under this facility.

The Company has entered into certain lease arrangements in San Jose, California, and Research Triangle Park, North Carolina, where it has established its headquarters operations and certain research and development and customer support activities. In connection with these transactions, the Company pledged $486 million of its investments as collateral for certain obligations of the leases. The Company anticipates that it will occupy more leased property in the future that will require similar pledged securities; however, the Company does not expect the impact of this activity to be material to its liquidity.

The Company's management believes that its current cash and equivalents, short-term investments, line of credit, borrowing capacity, and cash generated from operations will satisfy its expected working capital and capital expenditure requirements through fiscal 1998.

                           PART II. OTHER INFORMATION



  ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

                  During the quarter, the Company issued an aggregate of 7,930,827 million shares of its Common Stock in exchange for the outstanding capital stock of LightSpeed International, Inc., WheelGroup Corporation, NetSpeed, Inc., and Precept Software, Inc. The shares were issued pursuant to an exemption by reason of Section 4(2) of the Securities Act of 1933. These sales were made without general solicitation or advertising. Each purchaser was an accredited investor or a sophisticated investor with access to all relevant information necessary. The Company has filed Registration Statements on Form S-3 covering the resale of such securities.

  ITEM 6.   EXHIBIT AND REPORTS ON FORM 8-K

            (a)Exhibit
                 27    Financial data schedule

            (b)Reports on Form 8-K
                  The Company filed one report on form 8-K during the third quarter ended April 25, 1998. The report was filed on February 11, 1998 and reported on the February 1998 acquisition of LightSpeed International, Inc.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                          Cisco Systems, Inc.




Date:  June 5, 1998             By   /s/ Larry R. Carter
                                  -----------------------------

                                Larry R. Carter,
                                Senior Vice President Finance, and  Chief
                                Financial Officer (Principal Financial and
                                Accounting Officer)