Form 10-K
period 1998-07-25
CISCO SYSTEMS INC
filed 1998-09-25
CIK 858877

                                    FORM 10-K
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(Mark one)

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the fiscal year ended July 25,1998

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the transition period from ________ to ________

     Commission file number 0-18225

                               CISCO SYSTEMS, INC.
             (Exact name of registrant as specified in its charter)

                  California                                  77-0059951
   ----------------------------------------               -------------------
       (State or other jurisdiction of                       (IRS Employer
        incorporation or organization)                    Identification No.)

            170 West Tasman Drive
   ----------------------------------------               -------------------
             San Jose, California                                95134
   (Address of principal executive offices)                    (Zip Code)

Registrant's telephone number, including area code (408) 526-4000

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

                                                    Name of each exchange
         Title of each class                         on which registered
         -------------------                         -------------------
            Common Stock                           Nasdaq National Market


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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

As of September 23, 1998, the approximate aggregate market value of voting stock held by non-affiliates of the registrant was $ 101,827,050,035 (based upon the closing price for shares of the Registrant's Common Stock as reported by the National Market System of the National Association of Securities Dealers Automated Quotation System on that date). Shares of Common Stock held by each officer, director, and holder of 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of September 23, 1998, 1,569,284,000 shares of registrant's common stock were outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

(1) Portions of Annual Report to Shareholders for fiscal year ended July 25, 1998 are incorporated by reference into Part I and Part II of this Annual Report on Form 10-K where indicated.

(2) Portions of the Registrant's Proxy Statement related to the 1998 Annual Meeting of Shareholders, to be held on November 12, 1998, are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated.

        The table of exhibits filed appears at page 26.

                                     PART I

ITEM 1. BUSINESS

GENERAL

Certain Statements contained in this Annual Report on Form 10-K, including, without limitation, statements containing the words "believes", "anticipates", "estimates", "expects", and words of similar import, constitute forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Readers are referred to the "Financial Risk Management" and "Potential Volatility in Operating Results" sections, of Cisco Systems, Inc.'s 1998 Annual Report to Shareholders, which is incorporated herein by reference, as well as the "Acquisitions, Investments and Alliances", "Backlog", "Competition", "Research and Development", "Manufacturing", "Patents, Intellectual Property and Licensing", "Future Growth Subject to Risks" and "Other Risk Factors" sections contained herein, which identify important risk factors that could cause actual results to differ from those contained in the forward looking statements.

Cisco Systems, Inc. and its subsidiaries ("Cisco", or the "Company") is the worldwide leader in networking for the Internet. Cisco operates in one industry segment and creates hardware and software solutions that link computer networks so that people have easy access to information without regard to differences in time, place or type of computer system.

Networking is a multi-billion dollar global market whose growth is spurred by the belief that the Internet is changing the way we all work, live, play and learn. Over the last year, there has been a key shift in the role of the Internet and in how the Internet is perceived. What was once a fairly complex tool used by an elite group of highly technical individuals is now a technology driving economic change globally by creating new jobs and market opportunities.

The Company markets its products through its direct sales force, single and two-tier distributors, value-added resellers, service providers and system integrators. This multiple-channel approach allows customers to select the channel that addresses their specific needs and provides the Company with broad coverage of worldwide markets.

Cisco was incorporated in California in December 1984. The Company's executive offices are located at 170 West Tasman Drive, San Jose, California, 95134, and its telephone number at that location is (408) 526-4000. Cisco can also be reached by visiting its website at www.cisco.com.

END-TO-END INTERNET SOLUTIONS

Cisco's strategy is to provide end-to-end networking solutions to help our customers improve productivity and gain a competitive advantage in today's global economy. Cisco helps its customers build their own network infrastructure and gain access to their suppliers or vendors' networks. An end-to-end networking solution provides a common technical architecture that allows network services to be consistently provided to all users on the network.

Cisco's product portfolio offers a broad range of end-to-end networking solutions. Products are used individually or in combination to connect computing devices to networks, or computer networks with each other - whether they are within a building, across a campus or around the world. The Company's breadth of product offerings enables it to configure hardware and software features to meet each customer's unique requirements. Many of the Company's products are expandable, offering customers the option to upgrade their networks as their needs grow.

Cisco's product offerings fall into several categories:

Routing

Routing is a foundation technology for computer communications. Routers move information from one network to another, applying intelligence in the process to ensure that the information reaches its destination securely and in the fastest way possible. Cisco offers a broad range of routers, including the Cisco 12000 series, or Gigabit Switch Router (GSR), the Cisco 7500 series, the Cisco 4000 series and the Cisco 8500, 3600, 2600, 2500, 1000 and 700 product families.

Switching

Switching is another important networking technology that is used in both local-area networks (LANs) and wide-area networks (WANs). Cisco's switching strategy is designed to help users migrate from traditional shared LANs to fully switched networks by delivering products that support the varying levels of flexibility and cost-effectiveness required for today's desktop, workgroup, and backbone applications. Cisco's solutions in this area employ all widely used switching technologies -- Ethernet, Gigabit Ethernet, Token Ring and Asynchronous Transfer Mode (ATM). Cisco's LAN switching products include the Catalyst(TM) families, and Cisco's WAN switching products include the IGX, BPX, TGX and MGX families as well as the Cisco 3800 series.

Access

Today, people need to access their computers and communicate from the home, from remote locations and while traveling. Cisco's access solutions give groups and individuals who are remotely located similar levels of connectivity and information access as they would have if they were located at the company's head office. Asynchronous and ISDN remote-access routers, dial-up access servers, and DSL technologies provide telecommuters and mobile workers with Internet access and branch-office connectivity. The Company's access products include the AS5000 family of access servers; access routers such as the Cisco 6000, 4000, 3800, 3600, 2600, 2500, 1600, 1000 and 700 families, products, network security and management software.

SNA/LAN

Most large organizations have existing IBM computing systems that use the System Network Architecture (SNA) networking method, as well as LANs based on open network architectures (such as the TCP/IP protocol). Increasingly, network managers want to combine these two networks into a single network that leverages existing investments. Cisco provides a broad range of products and solutions for the IBM marketplace that maximize availability, scalability, performance, flexibility, and management. Much of this functionality is available through Cisco IOS software, which provides IBM networks with a clear migration path to the future while protecting investments in existing equipment and applications.

Internet Services

Cisco offers end-to-end Internet services to improve a network manager's ability to cope with a number of challenges posed by the growing popularity of the Internet, such as network traffic volume and network address shortages. Cisco's Internet Service Units (ISUs) drive architectural consistency across the Company by focusing on standards-based services between clients and servers such as end-to-end quality of service and end-to-end security. Cisco's Internet Services products include: the PIX Firewall, which prevents unauthorized access to a network; NetSonar, which enables a secure network environment for Internet connectivity and commerce; NetRanger, which terminates unauthorized activity; Cisco LocalDirector, Cisco Cache Engine, and Cisco DistributedDirector, which balance the load between multiple servers to enable timely access and to eliminate redundant Internet content; and the Cisco Server Suite 1000, which consists of server applications with a graphical user interface (GUI).

Cisco IOS Software

Cisco Internetwork Operating System (Cisco IOS(TM)) is the common platform that ties all of Cisco's products together by delivering Internet services and enabling networked applications. Specifically, Cisco IOS software transforms a network into a strategic asset and a competitive advantage. Cisco IOS technologies include a wide variety of features that provide the intelligence of the Internet and private networks. The benefit of Cisco IOS is that it allows Cisco customers to build an infrastructure that facilitates network growth and the deployment of new applications, which in turn enhances reliability and interoperability, and lowers the cost of ownership.

The Cisco IOS software platform provides important network services and enables networked applications. Cisco IOS network services fall into two categories. Foundation Network Services are the building blocks of a robust network. They include connectivity, security, scalability, reliability and management. Enabling Network Services support the deployment of applications that take advantage of the underlying network. Enabling Network Services include such areas as multimedia, quality of service (a network management and optimization service) and voice.

Network Management

Cisco is extending its leading Internet business practices to its network management vision and products. For example, Cisco's Assured Network Services
(ANS) is the company's vision and strategy for enterprise network management. This initiative combines the power of the Internet with access to Cisco's networking expertise to deliver enterprise-wide network availability, performance and security. ANS ties together all Cisco network management applications, online knowledge base and enterprise network infrastructure devices.

In order for service providers to profit from increasing new business opportunities, services must be carefully planned, quickly provisioned, efficiently operated, and accurately billed. The Cisco Service Management (CSM) system is a network service and delivery management system that delivers a modular suite of service management products integrated within a common and scalable infrastructure. CSM enables service providers to effectively deploy, monitor, and manage these new network services, while potentially increasing revenue and reducing cost.

CUSTOMERS AND MARKETS

Networking needs are influenced by a number of factors, including the size of the organization, number and types of computer systems, geographic locations, and the applications requiring data communications. Cisco's customer base is not concentrated in any particular industry and in each of the past five fiscal years no single customer has accounted for 10 percent or more of the Company's net sales. For additional information regarding the Company's customers and markets see Note 11, "Geographic Information and Major Customers," on page 46 of the Company's 1998 Annual Report to Shareholders, which is incorporated by reference herein.

Cisco's market strategy addresses three main customer profiles:

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

Cisco Sales Overview

The Company's worldwide direct sales organization at September 18, 1998 consisted of approximately 5,000 individuals, including managers, sales representatives, and technical support personnel. The Company has approximately 105 field sales offices providing coverage throughout the United States.

Additionally, the Company's international sales are currently being made through multiple channels including approximately 108 international distributors and resellers throughout the world. These international distributors provide system installation, technical support, and follow-up services to end-customers. Generally, the Company's international distributors have nonexclusive, country-wide agreements. International sales through the various channels, including the Company's subsidiaries, accounted for approximately 40.9% of total sales in fiscal 1998, 43.5% in fiscal 1997, and 48.2% in fiscal 1996. Sales to international customers and distributors generally have been made in United States dollars. Since late fiscal

1997, substantially all European orders have been fulfilled through the European Operations Center (EOC).

The Company has sales support subsidiaries worldwide. New subsidiaries formed in fiscal 1998 include China, Croatia, Denmark, Finland, Hungary, Norway, Puerto Rico, Romania, Saudi Arabia and Slovakia.

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

Satisfying customers' networking needs requires a constant monitoring of market and technology trends, plus an ability to act quickly. Cisco has a four-part approach to satisfying the need for new or enhanced networking products and solutions. In order of preference, this approach is to: develop new technologies and products internally; enter into joint-development efforts with other companies; resell another company's product; and acquire all or part of another company.

Acquisitions involve numerous risks, which are more fully discussed in the "Future Growth Subject to Risks" section of this document.

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

Each of the Company's acquisitions has furthered the Company's commitment to providing an end-to-end solution. The Company now has a broad set of product offerings and technologies, which include Ethernet, Gigabit Ethernet, Token Ring, Asynchronous Transfer Mode (ATM) switching, Synchronous Optical Network/Synchronous Digit Hierarchy (SONET/SDH), Digital Subscriber Line (xDSL), Dial, converged data, voice and video technologies, network security and also network management software solutions, among others.

Minority Investments

The Company makes minority investments in companies whose technologies or expertise appear strategic to Cisco's interests and merit monitoring, but where there is not yet a compelling need to have those capabilities in house.

Strategic Alliances

Cisco pursues strategic alliances with other industry leaders in areas where collaboration can produce mutual benefits. The motivation for a strategic alliance can include: technology exchange, product development, joint marketing and sales, and new-market creation. This year, Cisco expanded its relationships with Microsoft, Hewlett-Packard, EDS, and Sprint and created new alliances with KPMG, PeopleSoft, and INS. We also extended our business alliances with Fujitsu and Japan Telecom, while announcing strategic relationships with US West and NTT, among others.

BACKLOG

The Company's backlog on September 19, 1998 was approximately $693 million compared with an approximate backlog of $443 million at September 20, 1997. The Company includes in its backlog only orders confirmed with a purchase order for products to be shipped within 120 days to customers with approved credit status. Because of the generally short cycle between order and shipment, and occasional customer changes in delivery schedules or cancellation of orders (which are made without significant penalty), the Company does not believe that its backlog, as of any particular date, is necessarily indicative of actual net sales for any future period.

COMPETITION

Cisco competes in the telecommunications equipment market, providing solutions for transporting data, voice and video traffic across intranets, extranets, and the Internet. The market is characterized by rapid growth, converging technologies, and a conversion to new solutions that offer superior advantages. These market factors represent both an opportunity and a competitive threat to Cisco. The Company competes with numerous vendors in each product category. Cisco expects that the overall number of competitors providing niche product solutions will increase due to the market's attractive growth. On the other hand, the Company expects the number of vendors supplying end-to-end telecommunications solutions will decrease, due to the rapid pace of acquisitions in the industry. Ultimately the Company believes only a few large suppliers of end-to-end telecommunication equipment solutions will become its primary competitors.

Cisco's competitors include Lucent, Nortel, Ericsson, 3Com, Ascend, Cabletron, Fore and IBM. Some of the Company's competitors compete across many of Cisco's product lines, while others do not offer as wide a breadth of solutions. Several of the Company's current and potential competitors have greater financial, marketing and technical resources than the Company.

The principal competitive factors in the markets in which the Company presently competes and may compete in the future are: price; performance; the ability to provide end-to-end solutions and support; conformance to standards; the ability to provide added value features such as security, reliability, and investment protection; and market presence.

The Company also faces competition from customers it licenses technology to and suppliers from whom it transfers technology. Networking's inherent nature requires interoperability. As such, the Company must cooperate, and at the same time compete, with these companies. The Company's inability to effectively manage these complicated relationships with customers and suppliers could have a material adverse effect on the Company's business, operating results, and financial condition.

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

The Company has recently announced several new products, including the Cisco 8500 family of multiservice routers, and the Company's 6400 Universal Access Concentrator, which provides value-added DSL services. However, the industry in which Cisco competes is subject to rapid technological developments, evolving industry standards, changes in customer requirements and frequent new product introductions and enhancements. As a result, the Company's success, in part, depends upon its ability, on a cost-effective and timely basis, to continue to enhance its existing solutions and to develop and introduce new solutions that improve performance and reduce total cost of ownership. In order to achieve these objectives, the Company's management and engineering personnel work closely with customers, to identify and respond to customer needs, as well as with other innovators of internetworking products, including universities, laboratories, and corporations. The Company will also continue to make strategic acquisitions and equity investments where appropriate. The Company intends to remain dedicated to industry standards and to continue to support important protocol standards as they emerge. Still, there can be no assurance that Cisco will be able to successfully develop new products to address new customer requirements and technological changes, or that such products will achieve market acceptance.

In fiscal 1998, 1997, and 1996, the Company's research and development expenditures were approximately $1,020 million, $698 million, and $399 million, respectively. All of the Company's expenditures for research and development costs, and purchased in process research and development of approximately $594 million in fiscal 1998 and $508 million in fiscal 1997, have been expensed as incurred.

MANUFACTURING

The Company's manufacturing operations consist primarily of quality assurance of materials, components and subassemblies. Additionally, the Company performs final assembly and test. The Company presently uses a variety of independent third-party companies to perform printed circuit board assembly, in circuit test, and product repair. The Company and its single enterprise partners install proprietary software on electronically programmable memory chips installed in its systems in order to configure products to customer needs and to maintain quality control and security. The manufacturing process enables the Company to configure the hardware and software in unique combinations to meet a wide variety of individual customer requirements. The Company and its single enterprise partners also use automated testing equipment and "burn-in" procedures, as well as comprehensive inspection, testing, and statistical process control, to assure the quality and reliability of its products. The Company's and its partners' manufacturing processes and procedures are ISO 9001 certified. To date, the Company has not experienced significant customer returns of its products.

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

FUTURE GROWTH SUBJECT TO RISKS

The Company's business and stock is subject to a number of risks. Some of those risks are described above and certain additional risks are set forth below. Other risks are presented in the "Financial Risk Management" and "Potential Volatility in Operating Results" sections on pages 23-27 of the Company's Annual Report to Shareholders for the year ended July 25, 1998, which is incorporated herein by reference.

Acquisitions

The networking business is highly competitive, and as such, the Company's growth is dependent upon market growth and its ability to enhance its existing products and introduce new products on a timely basis. One of the ways the Company has addressed and will continue to address the need to develop new products is through acquisitions of other companies. Acquisitions involve numerous risks, including difficulties in integration of the operations, technologies, and products of the acquired companies; the risk of diverting management attention from normal daily operations of the business; risks of entering markets in which the Company has no or limited direct prior experience and where competitors in such markets have stronger market positions; and the potential loss of key employees of the acquired company. The Company must also maintain its ability to manage any such growth effectively. Failure to manage growth effectively and successfully integrate acquisitions made by the Company could materially adversely affect the Company's business and operating results.

Regulation of the Internet

There are currently few laws or regulations that apply directly to access or commerce on the Internet. The Company could be materially adversely affected by proposed regulation on voice over the Internet, encryption technology and access charges for Internet service providers, as well as the continuing deregulation of the telecommunication industry. The adoption of such measures could decrease demand for the Company's products, and at the same time increase the Company's cost of selling its products. Changes in laws or regulations governing the Internet and Internet commerce could have a material adverse effect on the Company's business, operating results and financial condition.

Dependence on New Product Development

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

Entering New or Developing Markets

As the Company focuses on new market opportunities, such as transporting data, voice and video traffic across the same network, it will increasingly compete with a number of large telecommunications equipment suppliers, such as Lucent, Ericsson, and Nortel, among others, and well funded start-up companies. Many of these companies have substantially greater financial, marketing and technical resources than the Company. If the Company cannot successfully compete with these and other potential competitors, it could have a material adverse effect on the Company's business, operating results and financial condition. Additionally, as customers in these markets complete infrastructure deployment, they may require greater levels of service, support and financing than the Company has experienced in the past. There can be no assurance that the Company can provide products, service, support and financing to effectively compete for these market opportunities. Further, provision of greater levels of services by the Company may result in less favorable revenue recognition treatment than has historically been experienced.

Availability of Product

The Company's growth and ability to meet customer demands also depend in part on its ability to obtain timely deliveries of parts from its suppliers. The Company has experienced component shortages in the past that have adversely affected its operations. Although the Company works closely with its suppliers to avoid these types of shortages, there can be no assurances that the Company will not encounter these problems in the future.

Natural Disasters

The Company's corporate headquarters, including most of its research and development operations and its manufacturing facilities, are located in the Silicon Valley area of Northern California, a region known for seismic activity, Additionally, one of the Company's manufacturing facilities is located near a river that has experienced flooding in the past. A significant natural disaster, such as an earthquake or a flood, could have a material adverse impact on the Company's business, financial condition and operating results.

OTHER RISK FACTORS

Potential Fluctuations in Quarterly Results

The Company's operating results have in the past been, and may continue to be, subject to quarterly fluctuations as a result of a number of factors. These factors include: the introduction and market acceptance of new technologies, including Gigabit Switch Routing and Tag Switching (currently also known as multiprotocol label switching [MPLS]); the timing of orders and manufacturing lead times; variations in sales channels, product costs or mix of products sold; increased competition in the networking industry; the overall trend toward industry consolidation; the integration of people, operations and products from acquired businesses and technologies; and changes in general economic conditions and specific economic conditions in the computer and networking industries, any of which could have a material adverse impact on operations and financial results. For example, the Company from time to time has made acquisitions that result in purchased research and development expenses being charged in an individual quarter. These charges may occur in any particular quarter resulting in variability in the Company's quarterly earnings. Additionally, the dollar amounts of large orders for the Company's products have been increasing, and therefore the operating results for a quarter could be materially adversely affected if a number of large orders are either not received or are delayed, due for example, to cancellations, delays or deferrals by customers.

Dependence on New Product Development; Rapid Technological and Market Change

The Company's operating results will depend to a significant extent on its ability to reduce the costs to produce existing products. In particular, the Company broadened its product line by introducing network access products. Sales of these products, which are generally lower priced and carry lower margins than the Company's core products, have increased more rapidly than sales of the Company's core products. The success of these and other new products is dependent on several factors, including proper new product definition, product cost, timely completion and introduction of new products, differentiation of new products from those of the Company's competitors and market acceptance of these products. The Company has addressed the need to develop new products through its internal development effort, joint development with other companies and acquisitions. There can be no assurance that the Company will successfully identify new product opportunities, develop and bring new products to market in a timely manner, and achieve market acceptance of its products, or that products and technologies developed by others will not render the Company's products or technologies obsolete or noncompetitive.

Strategic Alliances

The Company has a number of strategic alliances with companies including Microsoft, Hewlett-Packard, EDS, and Sprint, among others. These arrangements are generally limited to specific projects, the goal of which is generally to facilitate product compatibility and adoption of industry standards. If successful, these relationships will be mutually beneficial and result in industry growth. However, these alliances carry an element of risk because, in most cases, the Company must compete in some business areas with a company with which it has strategic alliances, and at the same time, cooperate with such companies in other business areas. Also, if these companies fail to perform, or if these relationships fail to materialize as expected, Cisco could suffer delays in product development or other operational difficulties.

Industry Consolidation

There has been a trend toward industry consolidation for several years, which has continued during fiscal 1998. In September 1998, Northern Telecom completed its acquisition of Bay Networks. In fiscal 1997, 3Com completed its acquisition of U.S. Robotics; and, Ascend Communications, Inc. completed its acquisition of Cascade Communications Corporation. The Company expects this trend toward industry consolidation to continue as companies attempt to strengthen or hold their market positions in an evolving industry. The Company believes that industry consolidation may provide stronger competitors that are better able to compete as sole-source vendors for customers. This could lead to more variability in operating results as the Company competes to be a single vendor solution and could have a material adverse effect on the Company's business, operating results, and financial condition.

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

International Operations

The Company conducts business globally. Accordingly, the Company's future results could be adversely affected by a variety of uncontrollable and changing factors including foreign currency exchange rates; regulatory, political or economic conditions in a specific country or region; trade protection measures and other regulatory requirements; government spending patterns; and natural disasters, among other factors. In fiscal 1998, the Company experienced slower sales growth in Japan, as well as in certain other parts of Asia. Any or all of these factors could have a material adverse impact on the Company's future international business in these or other countries.

Risks Associated With Internet Infrastructure

The Company's management believes that there will be performance problems with Internet communications in the future which could receive a high degree of publicity and visibility. As the Company is a large supplier of equipment for the Internet infrastructure, customers' perceptions of the Company's products and the marketplace's perception of Cisco as a supplier of networking products, may be materially adversely affected, regardless of whether or not these problems are due to the performance of Cisco's products. Such an event could also result in a material adverse effect on the market price of the Company's Common Stock and could materially adversely affect Cisco's business operating results and financial condition.

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

EMPLOYEES

As of September 18, 1998, the Company employed approximately 15,000 persons, including 3,000 in manufacturing, service and support, 6,300 in sales and marketing, 4,500 in engineering, and 1,200 in finance and administration. Approximately 3,000 employees were in international locations.

None of the employees are represented by a labor union, and the Company considers its relations with its employees to be positive. The Company has experienced no work stoppages.

Competition for technical personnel in the Company's industry is intense. The Company believes that its future success depends in part on its continued ability to hire, assimilate, and retain qualified personnel. To date, the Company believes that it has been successful in recruiting qualified employees, but there is no assurance that it will continue to be successful in the future.

ITEM 2. PROPERTIES

The Company's principal corporate offices are located at sites in Santa Clara and San Jose, California. The Company's main headquarters are situated on 448 acres of leased land in San Jose, California. There are 21 buildings located at this site, one of which is a manufacturing facility. The San Jose headquarters consist of approximately 2.6 million square feet of leased office space at the present time. Six buildings have been completed at a site under construction near its present corporate offices in San Jose, California. The Company expects that construction at this site will continue through 1999, with the potential to add approximately 2.2 million square feet of leased office space. Additionally, two new sites have recently been leased near its present corporate offices in San Jose, California. Construction has not yet begun at these sites. The Company has also assumed certain operating leases for 6 buildings as part of the StrataCom acquisition. These buildings, including an additional manufacturing facility, are located at various sites in San Jose, California and total approximately .5 million square feet.

In addition to the California facilities, the Company leases approximately 45 acres of land in Research Triangle Park, North Carolina, where the InterWorks Business Unit, as well as a Technical Assistance Center, telesales, and various other support functions, are located. There are four buildings at this site with a total of approximately 1 million square feet of office space.

The Company also leases various small offices throughout the U.S. and on a worldwide basis. For additional information regarding the Company's obligations under leases, see Note 7 "Commitments and Contingencies" on page 40 of the Company's 1998 Annual Report to Shareholders, which is hereby incorporated by reference.

ITEM 3. LEGAL PROCEEDINGS

In June 1998, Lucent brought suit in Federal District Court in Delaware against the Company, alleging the Company violated eight of Lucent's patents related to data networking. Lucent is seeking damages for infringement and an injunction prohibiting future use of the patents.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

  EXECUTIVE OFFICERS OF THE REGISTRANT

                                                                                                   POSITION
          NAME                AGE                             POSITION                             HELD SINCE
-----------------------      -----   --------------------------------------------------------      ----------
Larry R. Carter               55     Senior Vice President, Finance and Administration,              1997
                                     Chief Financial Officer, and Secretary
                                     Mr. Carter joined the Company in January 1995 as
                                     Vice President for Finance and Administration. In July
                                     1997, he was promoted to his present position of Senior
                                     Vice President. From July 1992 to January
                                     1995, he was Vice President and Corporate Controller
                                     for Advanced Micro Devices. Prior to that, he was
                                     with V.L.S.I. Technology, Inc. for four years where
                                     he held the position of Vice President, Finance and
                                     Chief Financial Officer.

John T. Chambers              49     President, Chief Executive Officer and Director                 1995
                                     Mr. Chambers has been a member of the Board of
                                     Directors since November 1993. He joined the
                                     Company as Senior Vice President in January 1991
                                     and became Executive Vice President in June 1994.
                                     Mr. Chambers became President and Chief Executive
                                     Officer of the Company as of January 31, 1995.
                                     Prior to his services at Cisco, he was with Wang
                                     Laboratories for eight years, most recently as
                                     Senior Vice President of U.S. Operations.

Gary Daichendt                48     Executive Vice President, Worldwide Operations                  1998
                                     Mr. Daichendt joined the Company in October 1994 as
                                     Vice President for Intercontinental Operations,
                                     Covering Asia, Pacific Rim, Canada, Central and
                                     South America and Mexico.  In October 1997,
                                     Mr. Daichendt became Senior Vice President, Worldwide
                                     Operations at Cisco Systems and became Executive Vice
                                     President in August 1998. He is responsible for
                                     managing the sales and distribution operations of
                                     Cisco offices worldwide. Prior to his services at
                                     Cisco, he spent eight years at Wang Laboratories,
                                     most recently as Vice President of Central
                                     Operations and Vice President of Worldwide
                                     Marketing. Mr. Daichendt also spent ten years
                                     with IBM in various sales, marketing, and management
                                     positions.

Judith Estrin                 43     Senior Vice President, Business Development, Chief              1998
                                     Technology Officer
                                     Ms. Estrin joined the Company in April 1998 in her
                                     present position.  Prior to joining Cisco, Ms. Estrin
                                     was CEO of Precept Software, Inc. which she co-founded
                                     in 1995.  Precept was acquired by Cisco in March 1998.
                                     Prior to that, she spent six years at Network Computing
                                     Devices, most recently as President and CEO.  Ms. Estrin
                                     currently serves on the Board of Directors of Federal
                                     Express, Rockwell International, Sun Microsystems and
                                     the Walt Disney Company.

Edward R. Kozel               43     Senior Vice President, Corporate Development and Director       1998
                                     Mr. Kozel has been a member of the Board of Directors
                                     since November 1996. He joined the Company as
                                     Director, Program Management in March 1989. In April
                                     1992, Mr. Kozel became Director of Field Operations and
                                     in February 1993, he became Vice President of Business
                                     Development. In January 1996, he became
                                     Chief Technology Officer of the Company and has been
                                     in his current position since April 1998. Mr. Kozel
                                     currently serves on the Board of Directors of
                                     Centigram Communications Corporation.

                                                                                                   POSITION
          NAME                AGE                             POSITION                             HELD SINCE
-----------------------      -----   --------------------------------------------------------      ----------
Donald J. Listwin             39     Executive Vice President,  Service Provider and Consumer        1998
                                     Lines of Business
                                     Mr. Listwin joined the Company in 1990 as a Product
                                     Marketing Manager. He held various positions within
                                     the marketing department before being promoted to
                                     Vice President of Marketing in September 1993.
                                     Mr. Listwin was promoted to Vice President and
                                     General Manager of the Access Business Unit in
                                     September of 1995. He became Senior Vice President
                                     of Cisco IOS Development and Marketing in August of
                                     1996 and Senior Vice President of the Service Provider
                                     Line of Business in April 1997. He became Executive
                                     Vice President, Service Provider and Consumer Lines of
                                     Business in May 1998. Mr. Listwin
                                     Currently serves on the Board of Directors of
                                     Software.com.

Mario Mazzola                 51     Senior Vice President, Enterprise Line of Business              1997
                                     Mr. Mazzola was the President and CEO of Crescendo
                                     Communications, Inc. which he founded in 1990.
                                     Crescendo was acquired by Cisco Systems in September
                                     1993. At that time, Mr. Mazzola joined Cisco as the
                                     Vice President and General Manager of the
                                     Workgroup Business Unit. Mr. Mazzola became
                                     Senior Vice President of the Enterprise Line of
                                     Business in April 1997. Mr. Mazzola was
                                     the VP of Engineering of David Systems which he
                                     co-founded in June 1982. Mr. Mazzola holds several
                                     patents on high-speed transmission techniques
                                     on unshielded twisted-pair wiring.

Carl Redfield                 51     Senior Vice President, Manufacturing and Logistics              1997
                                     Mr. Redfield joined the Company in August 1993 as
                                     Director, Supply/Demand of Manufacturing and became
                                     Vice President of Manufacturing in September 1993. Mr.
                                     Redfield became Senior Vice President, Manufacturing and
                                     Logistics in February 1997. Prior to joining Cisco, he
                                     spent eighteen years at Digital Equipment Company, most
                                     recently as Group Manufacturing and Logistics Manager of
                                     the PC Group.

                                     PART II


ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

(a) The information required by this Item is incorporated by reference to page 48 of the Company's 1998 Annual Report to Shareholders.

(b) During the quarter ended July 25, 1998, the Company issued an aggregate of 241,739 (reflective of the three-for-two stock split effective September 1998) shares of its Common Stock in connection with the purchase of the capital stock of C.D.S.I. Ltd., ("CDSI"). The shares were issued pursuant to an exemption by reason of Section 4(2) of the Securities Act of 1933. These sales were made without general solicitation or advertising. Each purchaser was an accredited investor or a sophisticated investor with access to all relevant information necessary. The Company has filed a Registration Statement on Form S-3 covering the resale of such securities.

ITEM 6. SELECTED FINANCIAL DATA

The information required by this Item is incorporated by reference to page 19 of the Company's 1998 Annual Report to Shareholders.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information required by this Item is incorporated by reference to pages 20-27 of the Company's 1998 Annual Report to Shareholders.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information required by this Item is incorporated by reference to pages 23-25 of the Company's 1998 Annual Report to Shareholders.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this Item is incorporated by reference to pages 28-48 of the Company's 1998 Annual Report to Shareholders.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Reference is made to the information regarding Directors appearing under the caption "Election of Directors" in the Company's proxy statement to be mailed to Shareholders on or about September 28, 1998, which information is incorporated herein by reference; and to the information under the heading "Executive Officers of the Registrant" in Part I hereof.

ITEM 11. EXECUTIVE COMPENSATION

The information appearing at the end of Part I and under the caption "Executive Compensation and Related Information" in the Company's proxy statement to be mailed to Shareholders on or about September 28, 1998, is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information appearing under the captions "Election of Directors" and "Ownership of Securities" in the Company's proxy statement to be mailed to Shareholders on or about September 28, 1998, is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information appearing under the caption "Ownership of Securities" and "Executive Compensation and Related Information" in the Company's proxy statement to be mailed to Shareholders on or about September 28, 1998, is incorporated herein by reference.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K

(a) 1.  Financial Statements

        The financial statements listed in Item 14(a) are filed or incorporated herein by reference as part of this annual report. See Index to Financial Statements and Financial Statement Schedule on Page 23.

    2.  Financial Statement Schedule

        The financial statement schedule listed in Item 14(a) is filed as part of this annual report. See Index to Financial Statements and Financial Statement Schedule on Page 23.

    3.  Exhibits

        The exhibits listed in the accompanying Index to Exhibits on pages 26-28 are filed or incorporated by reference as part of this annual report.

(b)     Reports on Form 8-K

        The Company filed four reports on form 8-K during the fourth quarter ended July 25, 1998. Information regarding the items reported on is as follows:

Date            Item Reported On
----            ----------------
April 29, 1998  Adoption of Statement of Financial Accounting Standard (SFAS)
                No. 128 "Earnings Per Share."

May 15, 1998    The March 1998 acquisition of WheelGroup Corporation, and the
                April 1998 acquisitions of Precept Software, Inc. and NetSpeed,
                Inc.

June 11, 1998   Adoption of Preferred Stock Rights Agreement.

July 9, 1998    Lucent patent suit.

                                   SIGNATURES

Pursuant to the requirements of the Securities Act of 1933, the Registrant has duly caused this Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of San Jose, State of California on this 23rd day of September, 1998. Cisco Systems, Inc.


                                        /s/ John T. Chambers
                                        ------------------------------------
                                        (John T. Chambers, President and
                                            Chief Executive Officer)

Pursuant to the requirements of the Securities Act of 1933, this Report on Form 10-K has been signed by the following persons in the capacities and on the dates indicated.

            Signature                                Title                              Date
---------------------------------         ----------------------------           ------------------
                                              President and Chief
                                               Executive Officer
  /s/ John T. Chambers                        (Principal Executive               September 23, 1998
---------------------------------            Officer and Director)
  John T. Chambers

                                             Senior Vice President,
                                          Finance and Administration,
                                          Chief Financial Officer and
  /s/ Larry R. Carter                              Secretary                     September 23, 1998
---------------------------------            (Principal Financial and
  Larry R. Carter                              Accounting Officer)


                                                Chairman of the
---------------------------------              Board and Director
  John P. Morgridge


  /s/ Donald T. Valentine                     Vice Chairman of the               September 23, 1998
---------------------------------              Board and Director
  Donald T. Valentine


  /s/ Carol A. Bartz                                Director                     September 23, 1998
---------------------------------
  Carol A. Bartz


  /s/ Mary Cirillo                                  Director                     September 23, 1998
---------------------------------
  Mary Cirillo


  /s/ Dr. James F. Gibbons                          Director                     September 23, 1998
---------------------------------
  Dr. James F. Gibbons


  /s/ Edward R. Kozel                        Senior Vice President,              September 23, 1998
---------------------------------      Corporate Development and Director
  Edward R. Kozel


  /s/ James C. Morgan                               Director                     September 23, 1998
---------------------------------
  James C. Morgan

            Signature                                Title                              Date
---------------------------------         ----------------------------           ------------------

  /s/ Robert L. Puette                              Director                     September 23, 1998
---------------------------------
  Robert L. Puette



  /s/ Masayoshi Son                                 Director                     September 23, 1998
---------------------------------
  Masayoshi Son



  /s/ Steven M. West                                Director                     September 23, 1998
---------------------------------
  Steven M. West

                               CISCO SYSTEMS, INC.

                                  -------------

                          INDEX TO FINANCIAL STATEMENTS
                        AND FINANCIAL STATEMENT SCHEDULE

                                   ITEM 14(a)



                                                                                  Page
                                                                     ----------------------------
                                                                                      1998 Annual
                                                                                       Report to
                                                                     Form 10-K       Shareholders
  Data incorporated by reference from the 1998
  Annual Report to Shareholders of Cisco Systems, Inc.:

      Consolidated statements of operations for each
         of the three years in the period
         ended July 25, 1998  ............................                                28

      Consolidated balance sheets at July 25, 1998
         and July 26, 1997 ...............................                                29

      Consolidated statements of shareholders' equity
         for each of the three years in the period
         ended July 25, 1998..............................                               30-31

      Consolidated statements of cash flows for each of
         the three years in the period ended July 25, 1998                                32

      Notes to consolidated financial statements..........                               33-46

      Report of Independent Accountants...................                                47

      Supplementary financial data:
        Fiscal years 1998 and 1997 by quarter (unaudited)                                 48


  Data submitted herewith:


      Financial Statement Schedule:
        Report of Independent Accountants.................               24
        II   Valuation and qualifying accounts............               25


All other schedules have been omitted since the required information is not present in amounts sufficient to require submission of the schedules, or because the information required is included in the consolidated financial statements or notes thereto.

With the exception of the consolidated financial statements and the independent accountants' report thereon listed in the above index, the information referred to in Items 1, 5, 6, 7 and 7A and the supplementary quarterly financial information referred to in Item 8, all of which is included in the Company's Annual Report to Shareholders and incorporated by reference into this Form 10-K Annual Report, the 1998 Annual Report to Shareholders is not to be deemed "filed" as part of this report.

REPORT OF INDEPENDENT ACCOUNTANTS ON FINANCIAL STATEMENT SCHEDULE

Board of Directors and Shareholders
Cisco Systems, Inc.:


Our report on the consolidated financial statements of Cisco Systems, Inc. and its subsidiaries has been incorporated by reference in this Form 10-K from Page 47 of the 1998 Annual Report to Shareholders of Cisco Systems, Inc. In connection with our audits of such financial statements, we have also audited the related financial statement schedule listed in the index on page 25 of this Form 10-K.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.


/s/ PricewaterhouseCoopers LLP


San Jose, California
August 4, 1998

                               CISCO SYSTEMS, INC.

                                   SCHEDULE II
                        VALUATION AND QUALIFYING ACCOUNTS
                                 (In thousands)


                                               Balance at                                     Balance at
                                               Beginning     Charged to                         End of
                                               of Period      Expenses       Deductions         Period
                                               ---------      --------       ----------         ------
  Year ended July 28, 1996:
   Allowance for doubtful accounts               18,427        18,548          15,901           21,074
   Allowance for excess and obsolete
    Inventory                                    46,242        53,025          37,481(1)        61,786

  Year ended July 26, 1997:
   Allowance for doubtful accounts               21,074        13,318          12,052           22,340
   Allowance for excess and obsolete
    Inventory                                    61,786       123,431         104,404(1)        80,813

  Year ended July 25, 1998:
   Allowance for doubtful accounts               22,340        43,463          25,961           39,842
   Allowance for excess and obsolete
    Inventory                                    80,813       160,633          97,336(1)       144,110


(1) Deductions principally relate to charges for standards changes.

                                INDEX TO EXHIBITS

(Item 14 (a))

 Exhibit
 Number                          Exhibit Description
 ------                          -------------------
   3.1      Cisco Systems, Inc. Restated Articles of Incorporation, as currently in effect
   3.2      Cisco Systems, Inc. Amended and Restated Bylaws, as currently in effect
  10.1      Rights Agreement dated as of June 10, 1998 between Cisco Systems,
            Inc. and Bank Boston, N.A.(1)
  10.2      Cisco Systems, Inc. 1996 Stock Incentive Plan (including the following:
            Form of Notice of Grant
            Form of Stock Option Agreement
            Form of Addendum to Stock Option Agreement - Involuntary
            Termination Following Corporate Transaction
            Form of Addendum to Stock Option Agreement - Limited Stock
            Appreciation Rights
            Form of Notice of Automatic Stock Option - Initial
            Form of Notice of Automatic Stock Option -- Annual
            Form of Automatic Stock Option Agreement)
  10.3      1997 Supplemental Stock Incentive Plan (including the following:
            Stock Option Agreement in connection with the 1997 Supplemental
            Stock Incentive Plan)
  10.12*    Senior Management Incentive Plan-Fiscal Year 1999
  10.13     Cisco Systems, Inc. 1989 Employee Stock Purchase Plan(6)
  10.14     Master Lease (Cisco Technology, Inc. Trust 1998), dated as of June
            2, 1998 between State Street Bank and Trust Company of California,
            N.A., not in its individual capacity, but solely as Certificate
            Trustee, as Lessor, and Cisco Technology, Inc., as Lessee, and
            General Guarantee (Cisco Technology, Inc. Trust 1998) from Cisco
            Systems, Inc., dated as of June 2, 1998 and a Participant Guarantee
            (Cisco Technology, Inc. Trust 1998) from Cisco Systems, Inc., dated as of June 2, 1998.
  10.23     Lease Agreement between the Company and SGA Development Partnership,
            Ltd., dated February 19, 1993, for the Company's site in San Jose,
            California.(3)
  10.24     Lease Agreement between the Company and Sumitomo Bank Leasing and
            Finance, Inc., dated May 13, 1993 for the Company's facilities in
            San Jose, California(3)
  10.25     Lease Agreement between the Company and SGA Development Partnership,
            Ltd., dated February 19, 1993, for the Company's site in San Jose,
            California(3)
  10.26     Lease Agreement between the Company and the State of California
            Public Employees' Retirement System dated March 11, 1993, for the
            Company's facilities at 3100 Smoketree Court(3)
  10.27     Lease Agreement between the Company and Sumitomo Bank Leasing and
            Finance, Inc., dated July 11, 1994 for the Company's site in Wake
            County, North Carolina(3)
  10.28     Lease Agreement between the Company and Sumitomo Bank Leasing and
            Finance, Inc., dated August 12, 1994 for the Company's facilities in
            Wake County, North Carolina(3)

 Exhibit
 Number                          Exhibit Description
 ------                          -------------------
  10.29     Lease (Buildings "I" and "J") by and between Sumitomo Bank of New
            York Trust Company ("SBNYTC") as trustee under that certain Trust
            Agreement dated May 22, 1995 between Sumitomo Bank Leasing and
            Finance, Inc. and SBNYTC ("SB Trust"), as Landlord, and the Company,
            as tenant, dated May 22, 1995(3)
  10.30     First Amendment to Lease (Buildings "I" and "J") between SB Trust and the Company, dated July 18, 1995(3)
  10.31     Lease (Buildings "K" and "L") by and between SB Trust and the
            Company, dated May 22, 1995(3)
  10.32     First Amendment to Lease (Buildings "K" and "L") between SB Trust and the Company, dated July 18, 1995(3)
  10.33     Lease (Improvements Phase "C") between SB Trust and the Company, dated May 22, 1995(3)
  10.34     First Amendment to Lease (Improvements Phase "C") between SB Trust and the Company, dated July 18, 1995(3)
  10.35     Ground Lease (Parcel 2 and Lot 54) by and between Irish Leasing
            Corporation ("Irish"), as Landlord, and the Company, as Tenant,
            dated February 28, 1995 for the Company's site in San Jose,
            California(3)
  10.36     First Amendment to Lease (Parcel 2 and Lot 54) by and between Irish and the Company dated as of May 1, 1995(3)
  10.37     Second Amendment to Lease (Parcel 2 and Lot 54) by and between Irish and the Company dated as of May 22, 1995(3)
  10.38     Ground Lease (Lots 58 and 59) by and between Irish and the Company dated February 28, 1995 for the Company's site in San Jose,
            California(3)
  10.39     First Amendment to Lease (Lots 58 and 59) by and between Irish and the Company dated as of May 1, 1995(3)
  10.40     Second Amendment to Lease (Lots 58 and 59) by and between Irish and the Company dated as of May 22, 1995(3)
  10.41     Ground Lease (Tasman Phase C) by and between Irish and the Company dated April 12, 1995 for the Company's site in San Jose,
            California(3)
  10.42     First Amendment to Lease (Tasman Phase C) by and between Irish and the Company dated as of May 1, 1995(3)
  10.43     Second Amendment to Lease (Tasman Phase C) by and between Irish and the Company dated as of May 22, 1995(3)
  10.44     Credit Agreement between the Company, the Banks listed therein, Bank of America National Trust and Savings Association, as Administrative
            Agent, Morgan Guaranty Trust Company of New York, as Documentation
            Agent and Bank of America National Trust and Savings Association, as
            Issuing Bank dated as of May 22, 1995(3)
  10.46     Lease Agreement between the Company and First State Realty of
            America, Inc., dated February 7, 1997, for the Company's site in
            Santa Clara, California.(5)
  10.47     Lease Agreement between the Company and Berg & Berg Enterprises,
            Inc., dated December 31, 1996, for the Company's site in Santa
            Clara, California(5)
  10.48     Lease (Buildings "A" and "C") by and between SBC&D Co., Inc. and the
            Company, dated November 26, 1996, located in San Jose, California(5)
  10.49     Lease (Buildings "B" and "D") by and between SBC&D Co., Inc. and the
            Company, dated November 26, 1996, located in San Jose, California(5)
  10.50     Lease agreement between the Company and Lincoln-Whitehall Realty
            (West) L.L.C., dated December 12, 1996, for the Company's site in
            San Jose, CA(6)

 Exhibit
 Number                          Exhibit Description
 ------                          -------------------
  10.51     Lease agreement between the Company and Lincoln-Whitehall Realty
            (West) L.L.C., dated December 18, 1996, for the Company's site in
            San Jose, CA(6)
  10.52     Master Lease between the Company, as the Lessee, and UBS MORTGAGE
            FINANCE INC. as the Lessor, dated December 27, 1996(6)
  10.53     Credit Agreement dated as of July 2, 1997 among Cisco Systems, Inc., and Citicorp USA, Inc., as Administrative Agent, Morgan Guaranty
            Trust Company of New York, as Documentation Agent, Bank of America
            National Trust and Savings Association, the Chase Manhattan Bank, as
            Co-Agents, and Citicorp Securities, Inc. and J.P. Morgan Securities
            Inc. Arrangers(6)
  10.54     Second Amendment to Lease between Cisco Systems, Inc. and Sumitomo
            Bank Leasing and Finance, Inc., dated February 24, 1998
  10.55     Third Amendment to Lease between SGA Development Partnership, LTD.
            and Cisco Systems, Inc., dated February 24, 1998
  13.01     Pages 19 through 48 of the Registrant's 1998 Annual Report to
            Shareholders
  21.01     Subsidiaries of the Company
  23.02     Consent of Independent Accountants
  27        Financial Data Schedule


--------------------

(1) Incorporated by reference for Exhibit 4 of the Company's Form 8-K filed on June 11, 1998.
(2) Incorporated by reference to the exhibits with the correspondence exhibit numbers of the Company's registration statement on Form S-1 (File 33-32778).
(3) Incorporated by reference to exhibits with the correspondence exhibit numbers of the Company's Annual Report on Form 10-K for the fiscal year ended July 30, 1995.
(4) Incorporated by reference to exhibits with the corresponding exhibit numbers of the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended January 25, 1997.
(5) Incorporated by reference to exhibits with the corresponding exhibit numbers of the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended April 26, 1997.
(6) Incorporated by reference to exhibits with the corresponding exhibit numbers of the Company's Annual Report on Form 10-K for the fiscal year ended July 26, 1997.

 * Management compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 14(c) of Form 10-K.