Form 10-Q
period 1998-10-24
CISCO SYSTEMS INC
filed 1998-12-08
CIK 858877

                                    FORM 10-Q


(Mark one)

[ X ]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended OCTOBER 24, 1998

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

                        YES    [X]             NO    [ ]


As of December 2, 1998, 1,579,044,305 shares of the Registrant's common stock were outstanding.

                               CISCO SYSTEMS, INC.

                FORM 10-Q FOR THE QUARTER ENDED OCTOBER 24, 1998


                                      INDEX

                                                                                              Page
               Facing sheet                                                                     1

               Index                                                                            2

Part I.        Financial information

Item 1.        Financial Statements and Supplementary Data

               a) Consolidated statements of operations for the three months ended
                    October 24, 1998 and October 25, 1997                                       3

               b) Consolidated balance sheets at October 24, 1998 and July 25, 1998
                                                                                                4
               c) Consolidated statements of cash flows for the three months ended
                    October 24, 1998 and October 25, 1997                                       5

               d) Notes to consolidated financial statements                                    6

Item 2.        Management's discussion and analysis of financial condition and
               results of operations                                                            9


Part II.       Other information                                                               20

               Signature                                                                       21


Exhibits       Exhibit 27, Financial data schedule                                             22

               ITEM 1. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                               CISCO SYSTEMS, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In millions, except per-share amounts)



                                                            Three Months Ended
                                                         --------------------------
                                                         October 24,    October 25,
                                                            1998           1997
                                                         -----------    -----------
                                                                (Unaudited)
Net sales                                                  $2,588         $1,869
Cost of sales                                                 894            652
                                                           ------         ------
   Gross margin                                             1,694          1,217

Operating expenses:
  Research and development                                    327            224
  Sales and marketing                                         514            334
  General and administrative                                   84             56
  Purchased research and development                           41            127
                                                           ------         ------
    Total operating expenses                                  966            741
                                                           ------         ------

Operating income                                              728            476

Realized gain on sale of investment                            --              5
Interest and other income, net                                 65             37
                                                           ------         ------

Income before provision for income taxes                      793            518
Provision for income taxes                                    275            181
                                                           ------         ------

Net income                                                 $  518         $  337
                                                           ======         ======

Net income per share-basic                                 $  .33         $  .22
                                                           ======         ======
Net income per share-diluted                               $  .31         $  .21
                                                           ======         ======

Shares used in per-share calculation-basic                  1,569          1,514
                                                           ======         ======
Shares used in per-share calculation-diluted                1,652          1,585
                                                           ======         ======



See notes to consolidated financial statements.

                               CISCO SYSTEMS, INC.

                           CONSOLIDATED BALANCE SHEETS
                         (In millions, except par value)


                                                                 October 24,     July 25,
                                                                    1998          1998
                                                                 -----------    ---------
                                                                 (Unaudited)
                                  ASSETS

Current assets:
   Cash and equivalents                                            $  961        $  535
   Short-term investments                                             920         1,157
   Accounts receivable, net of allowance for doubtful
     accounts of $39 at October 24, 1998 and
     $40 at July 25, 1998                                           1,333         1,298
   Inventories, net                                                   375           362
   Deferred income taxes                                              315           345
   Prepaid expenses and other current assets                           94            65
                                                                   ------        ------
          Total current assets                                      3,998         3,762

Investments                                                         4,009         3,463
Restricted investments                                                640           554
Property and equipment, net                                           621           595
Other assets                                                          597           543
                                                                   ------        ------
          Total assets                                             $9,865        $8,917
                                                                   ======        ======


                 LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                                $  282        $  249
   Income taxes payable                                               405           410
   Accrued payroll and related expense                                381           391
   Other accrued liabilities                                          801           717
                                                                   ------        ------
          Total current liabilities                                 1,869         1,767

Minority interest                                                      43            43

Shareholders' equity:
   Preferred stock, no par value, 5 shares authorized:
     none issued or outstanding at October 24, 1998
     and July 25, 1998
   Common stock, $0.001 par value, 2,700 shares authorized:
     1,573 shares issued and outstanding at
     October 24, 1998 and 1,563 at July 25, 1998                    3,520         3,220
   Retained earnings                                                4,346         3,828
   Accumulated comprehensive income                                    87            59
                                                                   ------        ------
          Total shareholders' equity                                7,953         7,107
                                                                   ------        ------
          Total liabilities and shareholders' equity               $9,865        $8,917
                                                                   ======        ======


See notes to consolidated financial statements.

                               CISCO SYSTEMS, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (In millions)

                                                             Three Months Ended
                                                         ---------------------------
                                                         October 24,     October 25,
                                                            1998            1997
                                                         -----------     -----------
                                                                 (Unaudited)
Cash flows from operating activities:
   Net income                                              $   518         $   337

   Adjustments to reconcile net income to net cash
   provided by operating activities:
        Depreciation and amortization                          111              67
        Deferred income taxes                                   40             (54)
        Tax benefits from employee stock plans                 116              69
        Purchased research and development
        from acquisition                                        41              19
   Change in operating assets and liabilities:
      Accounts receivable                                      (35)             23
      Inventories                                              (13)             13
      Prepaid expenses and other current assets                (29)             27
      Income taxes payable                                      (5)            153
      Accounts payable                                          33              (5)
      Accrued payroll and related expenses                     (10)             12
      Other accrued liabilities                                 83              46
                                                           -------         -------
      Net cash provided by operating activities                850             707
                                                           -------         -------

Cash flows from investing activities:
   Purchases of short-term investments                        (131)           (484)
   Proceeds from sales and maturities of
   short-term investments                                      461             186
   Purchases of investments                                 (1,048)           (467)
   Proceeds from sales of investments                          427             218
   Purchases of restricted investments                        (133)           (105)
   Proceeds from sales and maturities of restricted
   investments                                                  54              65
   Acquisition of property and equipment                      (125)            (63)
   Other                                                       (68)            (43)
                                                           -------         -------
      Net cash used in investing activities                   (563)           (693)
                                                           -------         -------

Cash flows from financing activities:
   Issuance of common stock                                    128              97
   Other                                                        11              (2)
                                                           -------         -------
      Net cash provided by financing activities                139              95
                                                           -------         -------

Net increase in cash and equivalents                           426             109
Cash and equivalents, beginning of period                      535             269
                                                           -------         -------
Cash and equivalents, end of period                        $   961         $   378
                                                           =======         =======


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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Fiscal Year

The Company's fiscal year is the 52- or 53-week period ending on the last Saturday in July. Fiscal year 1999 will be a 53-week year while 1998 was a 52-week year.

Basis of Presentation

The accompanying financial data as of October 24, 1998 and July 25, 1998, and for the three months ended October 24, 1998 and October 25, 1997, have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The July 25, 1998 balance sheet was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended July 25, 1998.

In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows as of October 24, 1998 and for the three months ended October 24, 1998 and October 25, 1997, have been made. The results of operations for the period ended October 24, 1998 are not necessarily indicative of the operating results for the full year.

                               CISCO SYSTEMS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Computation of Net Income Per Share

Basic net income per common share is computed using the weighted average number of common shares outstanding during the period. Diluted net income per share is computed using the weighted average number of common and dilutive common equivalent shares outstanding during the period. Dilutive common equivalent shares consist of stock options.

Share and per share data presented reflect the three-for-two stock splits effective September 1998 and December 1997.

Recent Accounting Pronouncements

In June 1997, the Financial Accounting Standards Board issued SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information" and in June 1998, issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." Readers are referred to the "Recent Accounting Pronouncements" section of the Company's 1998 Annual Report to Shareholders for further discussion.

3. BUSINESS COMBINATIONS

In September 1998, the Company completed its purchase of American Internet Corporation ("AIC"), a privately held developer of software solutions for IP address management and Internet access. Under the terms of the agreement, the Company exchanged stock worth $56 million for all of the outstanding common stock of AIC. The Company recorded an expense for purchased research and development related to the transaction of $41 million. The amounts allocated to purchased research and development were determined through established valuation techniques in the high-technology communications industry and were expensed upon acquisition, because technological feasibility had not been established and no future alternative uses existed. Research and development costs to bring the software solutions to technological feasibility are not expected to have a material impact on the Company's future results of operations or cash flows. A pro forma summary is not presented as the historical operations of AIC are not material to the Company's consolidated operations and financial position.

                               CISCO SYSTEMS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


4. BALANCE SHEET DETAIL
          (In millions)

               Inventories:                 October 24,     July 25,
                                               1998           1998
                                            -----------     --------
                                            (Unaudited)

                 Raw materials                $   41        $   76
                 Work in process                 165           143
                 Finished goods                  135           111
                 Demonstration systems            34            32
                                              ------        ------
                                              $  375        $  362
                                              ======        ======

5. COMPREHENSIVE INCOME

The Company has adopted Statement of Financial Accounting Standards ("SFAS") No, 130, "Reporting Comprehensive Income", as of the first quarter of fiscal 1999. SFAS No. 130 establishes new rules for the reporting and display of comprehensive income and its components, however, it has no impact on the Company's net income or total shareholders' equity.

The components of comprehensive income, net of tax, are as follows (in millions):

                                                                Three Months Ended
                                                             -------------------------
                                                             October 24,   October 25,
                                                                1988          1997
                                                             -----------   -----------
       Net income                                               $ 518        $ 337
       Other comprehensive income (loss):
           Change in unrealized gain on investments, net           17           (4)
           Change in accumulated translation adjustments           11           (2)
                                                                -----        -----

       Total comprehensive income                               $ 546        $ 331
                                                                =====        =====

6. INCOME TAXES

The Company paid income taxes of $125 million for the quarter ended October 24, 1998 and $14 million for the quarter ended October 25, 1997. The Company's income taxes currently payable for federal, state and foreign purposes have been reduced by the tax benefits of disqualifying dispositions of stock options. This benefit totaled $116 million in the first quarter of fiscal 1999, and was credited directly to shareholders' equity.

                               CISCO SYSTEMS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


7.    SHAREHOLDERS' EQUITY AND STOCK SPLIT

In August 1998, the Company's Board of Directors approved a three-for-two split of the Company's common stock that was applicable to shareholders of record on August 14, 1998 and effective on September 15, 1998. All references to share and per-share data for all periods presented have been adjusted to give effect to this three-for-two stock split as well as the three-for-two stock split effective December 1997.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain statements contained in this Quarterly Report on Form 10-Q, including, without limitation, statements containing the words "believes", "anticipates", "estimates", "expects", and words of similar import, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Readers are referred to the "Financial Risk Management" and "Potential Volatility in Operating Results" sections of the Company's 1998 Annual Report to Shareholders, to the "Acquisitions, Investments and Alliances", "Backlog", "Competition", "Research and Development", "Manufacturing", "Patents, Intellectual Property and Licensing", "Future Growth Subject to Risks" and "Other Risk Factors" sections, among others, contained in the Company's 1998 Form 10-K filed on September 25, 1998, and to the "Financial Risk Management" and "Future Growth Subject to Risks" and "Potential Volatility in Operating Results" sections contained herein which identify important risk factors that could cause actual results to differ from those contained in the forward looking statements.

Net sales grew to $2.59 billion in the first quarter of 1999 from $1.87 billion in the first quarter of 1998. The 38.5% increase in net sales between the two periods was primarily a result of increasing unit sales of LAN switching products such as the Catalyst(R) 5000 family, access servers such as the Cisco 3600 family, growth in the sales of add-on boards that provide increased functionality, and increased maintenance service contract sales. The sales growth rate for lower-priced access and switching products targeted toward small and medium-sized businesses has increased faster than that of the Company's high-end core router products. However, these products typically carry lower average selling prices. Additionally, some of the Company's more established product lines, such as the Cisco 2500 and 4000 product families, have decreased as a percentage of total revenue. Sales to international customers increased to 41.1% in the first quarter of 1999 versus 39.1% for the first quarter of 1998. The increase reflects sales growth in certain international markets, particularly Germany, the United Kingdom and Canada. Sales growth in other markets, such as Japan, has been negatively impacted by certain factors including weaker economic conditions, delayed government spending, a stronger dollar versus the local currencies, and slower adoption of networking technologies.

Gross margins increased slightly to 65.5% in the first quarter of 1999 from 65.1% in the first quarter of 1998. This increase is due principally to the Company's improvements in value engineering efforts and material cost reductions, and was partially offset by the continued shift in revenue mix to the Company's lower-margin products. The prices of component parts have fluctuated in the recent past, and the Company expects that this trend may continue. An increase in the price of component parts may have a material adverse impact on gross margins. The Company continues to expect that gross margins will decrease in the future, because it believes that the market for lower-margin remote access and switching products for small to medium-sized businesses will continue to increase at a faster rate than the market for the Company's higher-margin router and high-performance switching products. Additionally, as the Company focuses on new market opportunities, it faces increasing competitive pressure from large telecommunications equipment suppliers and well funded start-up companies, which may adversely effect gross margins. The Company is attempting to mitigate this trend through various means, such as increasing the functionality of its products, continued value engineering, controlling royalty costs, and improving manufacturing efficiencies. There can be no assurance that any efforts made by the Company in these and other areas will successfully offset decreasing margins.

Research and development expenses increased by $103 million in the first quarter of 1999 over the first quarter of 1998, an increase to 12.6% from 12.0% of net sales. The increase reflects the Company's ongoing research and development efforts in a wide variety of areas such as voice, video, and data integration, Digital Subscriber Line (DSL) technologies, dial access, enterprise switching, security, network management, and high-end routing technologies, among others. A significant portion of the increase was due to the addition of new personnel, partly through acquisitions, as well as higher expenditures on prototypes and depreciation on additional lab equipment. For the near future, research and development expenses are expected to increase at a greater rate than the sales growth rate, as the Company invests in technology to address potential market opportunities. The Company also continues to purchase technology in order to bring a broad range of products to the market in a timely fashion. If the Company believes that it is unable to enter a particular market in a timely manner, with internally developed products, it may license technology from other businesses or acquire other businesses as an alternative to internal research and development. All of the Company's research and development costs are expensed as incurred.

Sales and marketing expenses increased by $180 million in the first quarter of 1999 over the first quarter of 1998, an increase to 19.9% from 17.9% of net sales. The increase is due principally to an increase in the size of the Company's direct sales force and its commissions, additional marketing and advertising costs associated with the introduction of new products and the expansion of distribution channels. The increase also reflects the Company's efforts to invest in certain key areas such as expansion of its end-to-end strategy and service provider coverage in order to position itself to take advantage of future market opportunities.

General and administrative expenses rose $28 million between the first quarters of 1999 and 1998, an increase to 3.2% from 3.0% of net sales. The increase reflects increased personnel costs necessary to support the Company's business infrastructure, including those associated with its European Logistics Center, the further development of its information systems as well as increased levels of amortization for acquisition-related intangible assets. It is management's intent to keep general and administrative costs relatively constant as a percentage of net sales; however, this is dependent upon the level of acquisition activity and amortization of the resulting intangible assets, among other factors.

The amount expensed to purchased research and development in the first quarter of fiscal 1999 arose from the acquisition of AIC (See Note 3).

Recent Accounting Pronouncements

In June 1997, the FASB issued SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information" and in June 1998, issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities." Readers are referred to the "Recent Accounting Pronouncements" section of the Company's 1998 Annual Report to Shareholders for further discussion.

FINANCIAL RISK MANAGEMENT

As a global concern, the Company faces exposure to adverse movements in foreign currency exchange rates. These exposures may change over time as business practices evolve and could have a material adverse impact on the Company's financial results. Historically, the Company's primary exposures related to nondollar-denominated sales in Japan, Canada, and Australia and nondollar-denominated operating expenses in Europe, Latin America, and Asia where the Company sells primarily in U.S. dollars. Additionally, the Company has recently seen its exposures to emerging market currencies, such as the Korean Won and Russian Ruble, among others, increase because of the Company's expanding presence in these markets and the extreme currency volatility. The Company currently does not hedge against these or any other emerging market currencies and could suffer unanticipated gains or losses as a result.

The introduction of the Euro as a common currency for members of the European Union is scheduled to take place in January 1999. The use of the Euro could impact the Company's foreign exchange exposure. The Company is prepared to hedge against fluctuations in the Euro if this exposure becomes material. The Company also expects that its internal systems will be affected by the introduction of the Euro, but expects these systems to be capable of processing Euro denominated transactions by January 1999, although there can be no assurance in this regard.

At the present time, the Company hedges only those currency exposures associated with certain assets and liabilities denominated in nonfunctional currencies and does not generally hedge anticipated foreign currency cash flows. The hedging activity undertaken by the Company is intended to offset the impact of currency fluctuations on certain nonfunctional currency assets and liabilities. The success of this activity depends upon estimations of intercompany balances denominated in various currencies, primarily the Japanese yen, Canadian dollar, Australian dollar, and certain European currencies. To the extent that these forecasts are over- or understated during periods of currency volatility, the Company could experience unanticipated currency gains or losses.

The Company is experiencing a greater proportion of its sales activity through its partners in two-tier distribution channels. These customers are generally given privileges to return inventory, receive credits for changes in the Company's selling prices and participate in cooperative marketing programs. The Company maintains appropriate reserves and allowances for such exposures. However, such partners tend to have access to more limited financial resources than other resellers and end user customers and therefore represent potential sources of increased credit risk. Additionally, the Company is experiencing increased demands for customer financing and leasing solutions. The Company also continues to monitor increased credit exposures because of the weakened financial conditions in Asia, and other emerging market regions, and the impact that such conditions may have on the worldwide economy. Although the Company has not experienced significant losses due to customers failing to meet their obligations to date, such losses, if incurred, could have a material adverse impact on the Company's business, operating results, and financial position.

The Company maintains investment portfolio holdings of various issuers, types, and maturities. These securities are generally classified as available for sale, and consequently, are recorded on the balance sheet at fair value with unrealized gains or losses reported as a separate component of shareholders' equity, net of tax. Part of this portfolio includes minority equity investments in several publicly-traded companies, the values of which are subject to market price volatility. The Company also has certain real estate lease commitments with payments tied to short-term interest rates. At any time, a sharp rise in interest rates could have a material adverse impact on the fair value of the Company's investment portfolio while increasing the costs associated with its lease commitments. Conversely, declines in interest rates could have a material impact on interest earnings for the Company's investment portfolio. The Company does not currently hedge these interest rate exposures. Readers are referred to pages 23-25 of the Company's 1998 Annual Report to Shareholders for further discussion of the Company's interest rate exposures.

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

As the Company focuses on new market opportunities, such as transporting voice, video, and data traffic across the same network, it will increasingly compete with large telecommunications equipment suppliers such as Lucent, Ericsson and Nortel, among others, and well funded start-up companies. Several of the Company's current and potential competitors have greater financial, marketing and technical resources than the Company. Additionally, as customers in these markets complete infrastructure deployments, they may require greater levels of service, support and financing than the Company has experienced in the past. There can be no assurance that the Company can provide products, service, support and financing to effectively compete for these market opportunities. Further, provision of greater levels of services by the Company may result in less favorable revenue recognition treatment than has historically been experienced. Readers are also referred to the "Competition" section of the Company's Form 10-K filed on September 25, 1998 for further discussion.

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

POTENTIAL VOLATILITY IN OPERATING RESULTS

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

As a result of recent unfavorable economic conditions, sales to certain countries in Asia and the Pacific Rim have declined as a percentage of the Company's total revenue. If the economic conditions in these markets, or other markets which recently experienced unfavorable conditions, such as Latin America and Eastern Europe, worsen, or if these unfavorable conditions result in a wider regional or global economic slowdown, this decline may have a material adverse impact on the Company's business, operations and financial condition.

Recent actions and comments from the Securities and Exchange Commission have indicated they are reviewing the current valuation methodology of purchased in-process research and development related to business combinations. The Commission is concerned that some companies are writing off more of the value of an acquisition than is appropriate. The Company believes it is in compliance with all of the rules and related guidance as they currently exist. However, there can be no assurance that the Commission will not seek to retroactively apply new guidance and reduce the amount of purchased in-process research and development previously expensed by the Company. This would result in the restatement of previously filed financial statements of the Company and could have a material adverse impact on financial results for periods subsequent to the acquisitions.

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

The results of operations for the quarter ended October 24, 1998 are not necessarily indicative of results to be expected in future periods, and the Company's operating results may be subject to quarterly fluctuations as a result of a number of factors. These factors include the integration of people, operations, and products from acquired businesses and technologies; increased competition in the networking industry; the overall trend toward industry consolidation; the introduction and market acceptance of new technologies and standards, including switch routers, Gigabit Ethernet switching, Tag Switching (currently also known as multiprotocol label switching (MPLS)) and voice, video and data capabilities; variations in sales channels, product costs, or mix of products sold; the timing of orders and manufacturing lead times; and changes in general economic conditions, any of which could have a material adverse impact on operations and financial results.

Year 2000

The Company has begun to assess the impact of the Year 2000 issue on its current and future products, internal information systems and non-information technology systems (equipment and systems) and has begun, and in many cases completed, corrective efforts in these areas. The Company is using a four phase approach to address the issue. The first phase consists of the inventorying of all potential business disruption problems, including those with products and systems, as well as potential disruption from suppliers and other third parties. The second phase consists of the prioritization of all the potential problems to allocate the appropriate level of resources to the most critical areas. The third phase addresses the remediation programs to solve or mitigate any identified Year 2000 problems. The fourth phase, if necessary, will be to develop contingency plans if it appears the Company or its key suppliers will not be Year 2000 compliant, and such noncompliance is expected to have a material adverse impact on the Company's operations.

The Company has largely completed the implementation of Year 2000 compliant internal computer applications for its main financial, manufacturing and order processing systems. The systems are being tested for compliance; the Company does not currently expect any significant issues to be identified during this review. However, the failure of any internal system to achieve Year 2000 readiness could result in material disruption to the Company's operations.

The Company has also conducted extensive work regarding the status of its currently available, developing and installed base of products. The Company believes that its current products are largely Year 2000 compliant. There can be no assurance that certain previous releases of the Company's products which are no longer under support will prove to be Year 2000 compliant with customers' systems or within an existing network. Further information about the Company's products is available on its Year 2000 Internet Website. The Company has developed programs for customers who have indicated a need to upgrade components of their systems. However, the inability of any of the Company's products to properly manage and manipulate data in the year 2000 could result in increased warranty costs, customer satisfaction issues, potential lawsuits and other material costs and liabilities.

The Company has completed phases I and II of its review of supplier bases and, in the third phase of the compliance approach, is in the process of reviewing the state of readiness of its supplier base. This exercise includes compliance inquiries and reviews that will continue throughout 1999. Where issues are identified with a particular supplier, contingency plans will be developed as discussed below. Even where assurances are received from third parties there remains a risk that failure of systems and products of other companies on which the Company relies could have a material adverse effect on the Company. Further, if these suppliers fail to adequately address the Year 2000 issue for the products they provide to the Company, critical materials, products and services may not be delivered timely and the Company may not be able to manufacture sufficient product to meet sales demand.

Based on the work done to date, the Company has not incurred material costs and does not expect to incur future material costs in the work to address the Year 2000 problem for its systems (as a result of relatively new legacy information systems) and products.

The Company has taken and will continue to take corrective action to mitigate any significant Year 2000 problems with its systems and products and believes that the Year 2000 issue for information systems will not have a material impact on its operations or financial results. However, there can be no assurance that the Company will not experience significant business disruptions or loss of business due to an inability to adequately address the Year 2000 issue. The Company is concerned that many enterprises will be devoting a substantial portion of their information systems spending to addressing the Year 2000 issue. This expense may result in spending being diverted from networking solutions in the near future. This diversion of information technology spending could have a material adverse impact on the Company's future sales volume.

Contingency plans will be developed in certain key areas, in particular surrounding third party manufacturers and other suppliers, to ensure that any potential business interruptions caused by the Year 2000 issue are mitigated. Such contingency plans include identification of alternative sources of supply and test exercises to ensure that such alternatives are able to provide the Company with an adequate level of support. These plans are expected to be developed beginning in May 1999.

The foregoing statements are based upon management's best estimates at the present time, which were derived utilizing numerous assumptions of future events, including the continued availability of certain resources, third party modification plans and other factors. There can be no guarantee that these estimates will be achieved and actual results could differ materially from those anticipated. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer codes, the nature and amount of programming required to upgrade or replace each of the affected programs, the rate and magnitude of related labor and consulting costs and the success of the Company's external customers and suppliers in addressing the Year 2000 issue. The Company's evaluation is on-going and it expects that new and different information will become available to it as that evaluation continues. Consequently, there is no guarantee that all material elements will be Year 2000 ready in time.

Liquidity and Capital Resources

Cash and equivalents, short-term investments, and investments were $5.9 billion at October 24, 1998, an increase of $735 million from July 25, 1998. The increase is primarily a result of cash generated by operations; and to a lesser extent, through financing activities, primarily the exercise of employee stock options. These cash flows were partially offset by cash outflows from operating activities including tax payments of approximately $125 million, and cash outflows from investing activities including capital expenditures of approximately $125 million.

Accounts receivable increased 2.7% from July 25, 1998 to October 24, 1998, while sales grew by 8.3% over the same period. Days sales outstanding in receivables improved to 47 days at October 24, 1998 from 49 days at July 25, 1998. Inventories increased 3.6% between July 25, 1998 and October 24, 1998, which reflects the Company's new product introductions and continued growth in the Company's two-tiered distribution system. Inventory management remains an area of focus as the Company balances the need to maintain strategic inventory levels to ensure competitive lead times versus the risk of inventory obsolescence because of rapidly changing technology and customer requirements.

Accounts payable increased by 13.3% at October 24, 1998 over July 25, 1998. Other accrued liabilities increased by 11.7% primarily due to higher deferred revenue on service contracts.

At October 24, 1998, the Company had a line of credit totaling $500 million, which expires July 2002. There have been no borrowings under this facility.

The Company has entered into certain lease arrangements in San Jose, California, and Research Triangle Park, North Carolina, where it has established its headquarters operations and certain research and development and customer support activities. In connection with these transactions, the Company pledged $640 million of its investments as collateral for certain obligations of the leases. The Company anticipates that it will occupy more leased property in the future that will require similar pledged securities; however, the Company does not expect the impact of this activity to be material to liquidity.

The Company's management believes that its current cash and equivalents, short-term investments, line of credit, and cash generated from operations will satisfy its expected working capital and capital expenditure requirements through fiscal 1999.

                           PART II. OTHER INFORMATION



  ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

                  During the quarter, the Company issued an aggregate of 743,761 shares of its Common Stock in exchange for the outstanding capital stock of American Internet Corporation. The shares were issued pursuant to an exemption by reason of Section 4(2) of the Securities Act of 1933. These sales were made without general solicitation or advertising. Each purchaser was an accredited investor or a sophisticated investor with access to all relevant information necessary. The Company has filed Registration Statements on Form S-3 covering the resale of such securities.

  ITEM 6.   EXHIBIT AND REPORTS ON FORM 8-K

            (a) Exhibit

                 27    Financial data schedule

            (b) Reports on Form 8-K

                  The Company filed one report on Form 8-K during the fiscal quarter ended October 24, 1998. The report was filed on October 13, 1998 and reported on the September acquisition of American Internet Corporation.

                                    SIGNATURE




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               Cisco Systems, Inc.



Date:  December 7, 1998                 By   /s/ Larry R. Carter
                                            ------------------------------------

                                        Larry R. Carter,
                                        Senior Vice President Finance, and Chief
                                        Financial Officer (Principal Financial
                                        and Accounting Officer)

                               INDEX TO EXHIBITS





Exhibit
Number                            Description
------                            -----------
27                           Financial Data Schedule