Form 10-Q
period 1999-01-23
CISCO SYSTEMS INC
filed 1999-03-09
CIK 858877

                                    FORM 10-Q

(Mark one)
[X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended JANUARY 23, 1999
                                       OR

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

                        YES    [X]             NO    [ ]

As of March 2, 1999, 1,597,195,347 shares of the Registrant's common stock were outstanding.

                               CISCO SYSTEMS, INC.

                FORM 10-Q FOR THE QUARTER ENDED JANUARY 23, 1999


                                      INDEX

                                                                                         Page
          Facing sheet                                                                     1

          Index                                                                            2

Part I.   Financial information

Item 1.   Financial Statements and Supplementary Data

          a) Consolidated statements of operations for the three and six months
             ended January 23, 1999 and January 24, 1998                                   3

          b) Consolidated balance sheets at January 23, 1999 and July 25, 1998             4

          c) Consolidated statements of cash flows for the six months
             ended January 23, 1999 and January 24, 1998                                   5

          d) Notes to consolidated financial statements                                    6

Item 2.   Management's discussion and analysis of financial
          condition and results of operations                                             11


Part II.  Other information                                                               26

          Signature                                                                       28


Exhibit   Exhibit 27, Financial data schedule                                             29

                                     PART I.

               ITEM 1. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                               CISCO SYSTEMS, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In millions, except per-share amounts)


                                             Three Months Ended       Six Months Ended
                                             --------    --------    --------------------
                                             Jan. 23,    Jan. 24,    Jan. 23,    Jan. 24,
                                               1999        1998        1999        1998
                                             --------------------    --------------------
                                                            (Unaudited)
Net sales                                     $2,827      $2,016      $5,415      $3,885
Cost of sales                                    985         697       1,879       1,349
                                              ------      ------      ------      ------
   Gross margin                                1,842       1,319       3,536       2,536

Operating expenses:
  Research and development                       357         239         684         463
  Sales and marketing                            570         363       1,084         697
  General and administrative                      90          58         174         114
  Purchased research and development             349          --         390         127
                                              ------      ------      ------      ------
    Total operating expenses                   1,366         660       2,332       1,401
                                              ------      ------      ------      ------

Operating income                                 476         659       1,204       1,135

Realized gain on sale of investment               --          --          --           5
Interest and other income, net                    80          44         145          81
                                              ------      ------      ------      ------

Income before provision for income taxes         556         703       1,349       1,221
Provision for income taxes                       268         246         543         427
                                              ------      ------      ------      ------

Net income                                    $  288      $  457      $  806      $  794
                                              ======      ======      ======      ======

Net income per share--basic                   $  .18      $  .30      $  .51      $  .52
                                              ======      ======      ======      ======
Net income per share--diluted                 $  .17      $  .29      $  .48      $  .50
                                              ======      ======      ======      ======

Shares used in per-share
  calculation--basic                           1,585       1,523       1,578       1,518
                                              ======      ======      ======      ======
Shares used in per-share
  calculation--diluted                         1,679       1,594       1,668       1,589
                                              ======      ======      ======      ======



See notes to consolidated financial statements.

                               CISCO SYSTEMS, INC.

                           CONSOLIDATED BALANCE SHEETS
                         (In millions, except par value)

                                                            January 23,   July 25,
                                                               1999         1998
                                                            -----------   --------
                                                                  (Unaudited)
                                  ASSETS

  Current assets:
     Cash and equivalents                                     $ 1,421      $   535
     Short-term investments                                       886        1,157
     Accounts receivable, net of allowance for doubtful
       accounts of $37 at January 23, 1999 and
       $40 at July 25, 1998                                     1,477        1,298
     Inventories, net                                             472          362
     Deferred income taxes                                        408          345
     Prepaid expenses and other current assets                    144           65
                                                              -------      -------
            Total current assets                                4,808        3,762

  Investments                                                   4,225        3,463
  Restricted investments                                          800          554
  Property and equipment, net                                     679          595
  Other assets, net                                               922          543
                                                              -------      -------
            Total assets                                      $11,434      $ 8,917
                                                              =======      =======

                      LIABILITIES AND SHAREHOLDERS' EQUITY

  Current liabilities:
     Accounts payable                                         $   345      $   249
     Income taxes payable                                         462          410
     Accrued payroll and related expenses                         506          391
     Other accrued liabilities                                    921          717
                                                              -------      -------
            Total current liabilities                           2,234        1,767

  Minority interest                                                44           43

  Shareholders' equity:
     Preferred stock, no par value, 5 shares authorized:
       none issued or outstanding at January 23, 1999
       and July 25, 1998
     Common stock and additional paid-in capital,
       $0.001 par value,
       2,700 shares authorized: 1,593 shares
       Issued and outstanding at January 23, 1999
       and 1,563 at July 25, 1998                               4,361        3,220
     Retained earnings                                          4,634        3,828
     Accumulated comprehensive income                             161           59
                                                              -------      -------
            Total shareholders' equity                          9,156        7,107
                                                              -------      -------
            Total liabilities and shareholders' equity        $11,434      $ 8,917
                                                              =======      =======


See notes to consolidated financial statements.

                               CISCO SYSTEMS, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (In millions)

                                                                    Six Months Ended
                                                               -------------------------
                                                               January 23,   January 24,
                                                                  1999          1998
                                                               -----------   -----------
                                                                     (Unaudited)
Cash flows from operating activities:
Net income                                                       $   806       $   794
Adjustments to reconcile net income to net cash provided by
operating activities:
   Depreciation and amortization                                     229           138
   Deferred income taxes                                             (85)          (83)
   Tax benefits from employee stock plans                            398           142
   Purchased research and development from acquisitions              298            19
   Change in operating assets and liabilities:
      Accounts receivable                                           (173)          (86)
      Inventories                                                   (109)          (13)
      Prepaid expenses and other current assets                      (77)           30
      Income taxes payable                                            51            63
      Accounts payable                                                93            32
      Accrued payroll and related expenses                           114            27
      Other accrued liabilities                                      170           104
                                                                 -------       -------
            Net cash provided by operating activities              1,715         1,167
                                                                 -------       -------

Cash flows from investing activities:
   Purchases of short-term investments                              (309)         (855)
   Proceeds from sales and maturities of short-term
     investments                                                     890           914
   Purchases of investments                                       (1,895)       (1,430)
   Proceeds from sales of investments                                970           507
   Purchases of restricted investments                              (496)         (191)
   Proceeds from sales and maturities of restricted
     investments                                                     251           116
   Acquisition of property and equipment                            (277)         (140)
   Acquisition of Selsius Systems, net of
     purchased research and development                              (19)           --
   Increase in lease receivables                                    (137)          (66)
   Other                                                            (133)          (10)
                                                                 -------       -------
      Net cash used in investing activities                       (1,155)       (1,155)
                                                                 -------       -------

Cash flows from financing activities:
   Issuance of common stock                                          315           199
   Other                                                              11            (4)
                                                                 -------       -------
      Net cash provided by financing activities                      326           195
                                                                 -------       -------

Net increase in cash and equivalents                                 886           207
Cash and equivalents, beginning of period                            535           270
                                                                 -------       -------
Cash and equivalents, end of period                              $ 1,421       $   477
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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Fiscal Year

The Company's fiscal year is the 52- or 53-week period ending on the last Saturday in July. Fiscal year 1999 is a 53-week year while 1998 was a 52-week year.

Basis of Presentation

The accompanying financial data as of January 23, 1999 and July 25, 1998, and for the three and six month periods ended January 23, 1999 and January 24, 1998, have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The July 25, 1998 balance sheet was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended July 25, 1998.

In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows as of January 23, 1999 and for the three and six month periods ended January 23, 1999 and January 24, 1998, have been made. The

                               CISCO SYSTEMS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



results of operations for the period ended January 23, 1999 are not necessarily indicative of the operating results for the full year.

Advertising Costs

The Company expenses all advertising costs as they are incurred.

Software Development Costs

Software development costs which are required to be capitalized pursuant to Statement of Financial Accounting Standards (SFAS) No. 86, "Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed," have not been material to the Company to date.

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

The Company adopted Statement of Position (SOP) No. 97-2, "Software Revenue Recognition" in the first quarter of fiscal year 1999 and its adoption had no material impact on the Company's results from operations or financial position.

                               CISCO SYSTEMS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


3. BUSINESS COMBINATIONS

The Company has made a number of purchase acquisitions. The consolidated financial statements include the operating results of each business from the date of acquisition. Pro forma results of operations have not been presented, because the effects of these acquisitions were not material on either an individual or an aggregated basis.

The amounts allocated to purchased research and development were determined based on appraisals completed by an independent third party using established valuation techniques in the high-technology communications industry and were expensed upon acquisition, because technological feasibility had not been established and no future alternative uses existed. Research and development costs to bring the products from the acquired companies to technological feasibility are not expected to have a material impact on the Company's future results of operations or cash flows. Amounts allocated to goodwill and other intangibles are amortized on a straight-line basis over periods not exceeding five years.

In November, the Company completed its purchase of Summa Four, Inc. ("Summa Four"), a provider of programmable switch products. The Company's acquired technology consists of two existing programmable switch products and one programmable switch currently under development. Also in November, the Company completed its purchase of Clarity Wireless, Inc.("Clarity"), a developer of high-bandwidth wireless access technology for the computer networking and Internet access markets. The Company's acquired technology consists of two high-bandwidth access products currently under development, patents and patents pending. Also in November, the Company completed its purchase of Selsius Systems, Inc.("Selsius"), a developer of voice over data network products. The Company's acquired technology consists of the core technology in Selsius' existing public broadcast exchange (PBX) system and technology currently under development for an enterprise-wide PBX system. Selsius' technology is focused on developing products that will deliver voice over data network solutions. In December, the Company acquired PipeLinks, Inc.("Pipelinks"), a developer of SONET/SDH routers. The

                               CISCO SYSTEMS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Company's acquired technology consists of two research and development projects in process which are expected to result in the ability to transport both voice and IP(Internet Protocol) traffic over the same network.

Total purchased research and development expense was $390 million for the six months ending January 23, 1999. The purchased research and development expense that was attributable to stock purchase acquisitions for the six month period was $298 million and the purchased research and development expense attributable to the cash purchase transaction, consisting of Selsius only, was $92 million for the six month period ending January 23, 1999.

Each of the acquisition transactions is further outlined below:

Summary of purchase transactions (in millions):


                                            Purchased
                                            Research &
                                           Development      Form of Consideration and Other
     Entity Name         Consideration        Charge              Notes to Acquisition
     -----------         -------------     -------------    -------------------------------
Quarter Ended -
October 24, 1998
American Internet Corp.       $56              $41          Common stock and options assumed;
                                                               goodwill and other intangibles
                                                                       recorded of $18

Quarter Ended-
January 23, 1999
Summa Four, Inc.              $129             $64          Common stock and options assumed, $16
                                                            in liabilities assumed; goodwill and
                                                              other intangibles recorded of $29

Clarity Wireless, Inc.        $153             $94            Common stock and options assumed;
                                                               goodwill and other intangibles
                                                                       recorded of $73

Selsius Systems, Inc.         $134             $92             $111 in cash; options assumed;
                                                               goodwill and other intangibles
                                                                       recorded of $41

PipeLinks, Inc.               $118             $99            Common stock and options assumed;
                                                                 goodwill and other intangibles
                                                                 recorded of $11

                               CISCO SYSTEMS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


4. BALANCE SHEET DETAIL
          (In millions)

               Inventories:                        January 23,    July 25,
                                                      1999         1998
                                                   -----------   ---------
                                                          (Unaudited)
                 Raw materials                        $  74       $  76
                 Work in process                        197         143
                 Finished goods                         168         111
                 Demonstration systems                   33          32
                                                      -----       -----
                                                      $ 472       $ 362
                                                      =====       =====

               Intangible Assets:                  January 23,    July 25,
                                                      1999         1998
                                                   -----------    -------
                                                         (Unaudited)
                 Gross Intangible Assets              $ 415       $ 200
                 Less:  Accumulated Amortization        (52)        (30)
                                                      -----       -----
                                                      $ 363       $ 170
                                                      =====       =====


Amortization expense for the three and six month periods ending January 23, 1999 and January 24, 1998 was $12 million, $22 million, $4 million and $8 million, respectively.

5. COMPREHENSIVE INCOME

The Company has adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income", as of the first quarter of fiscal 1999. SFAS No. 130 establishes new rules for the reporting and display of comprehensive income and its components, however, it has no impact on the Company's net income or total shareholders' equity.

                               CISCO SYSTEMS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


The components of comprehensive income, net of tax, are as follows (in millions):

                                                  Three Months Ended      Six Months Ended
                                                  -------------------    -------------------
                                                  Jan. 23,   Jan. 24,    Jan. 23,   Jan. 24,
                                                    1999       1998        1999       1998
                                                  --------   --------    --------   --------
        Net income                                 $ 288      $ 457       $ 806      $ 794
        Other comprehensive income (loss):
            Change in unrealized gain (loss)
              on investments, net                     74         (3)         91         (7)
            Change in accumulated translation
           Adjustments                                 0         (3)         11         (5)
                                                   -----      -----       -----      -----

        Total comprehensive income                 $ 362      $ 451       $ 908      $ 782
                                                   =====      =====       =====      =====

6. INCOME TAXES

The Company paid income taxes of $184 million in the six months ended January 23, 1999 and $307 million in the six months ended January 24, 1998. The Company's income taxes currently payable for federal, state and foreign purposes have been reduced by the tax benefits of disqualifying dispositions of stock options. This benefit totaled $398 million in the first six months of fiscal 1999, and was credited directly to shareholders' equity.

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


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain statements contained in this Quarterly Report on Form 10-Q, including, without limitation, statements containing the words "believes", "anticipates", "estimates", "expects", and words of similar import, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Readers are referred to the "Financial Risk Management" and "Potential Volatility in Operating Results" sections of the Company's 1998 Annual Report to Shareholders, to the "Acquisitions, Investments and Alliances", "Backlog", "Competition", "Research and Development", "Manufacturing", "Patents, Intellectual Property and Licensing", "Future Growth Subject to Risks" and "Other Risk Factors" sections, among others, contained in the Company's 1998 Form 10-K filed on September 25, 1998, and to the "Financial Risk Management", "Future Growth Subject to Risks" and "Potential Volatility in Operating Results" sections contained herein which identify important risk factors that could cause actual results to differ from those contained in the forward looking statements.

Net sales grew to $2.83 billion in the second quarter of 1999 from $2.02 billion in the second quarter of 1998. Net sales for the first half of 1999 were $5.42 billion, compared to $3.89 billion in the first half of 1998. The 40.2% increase in net sales between the two three-month periods and the 39.4% increase in net sales between the two six- month periods was primarily a result of increasing unit sales of LAN switching products such as the Catalyst(R) 5000 family and the Catalyst(R) 2900 series of switches for smaller enterprise networks, access servers such as the Cisco 3600 family, growth in the sales of add-on boards that provide increased functionality, and increased maintenance service contract sales. The sales growth rate for lower-priced access and switching products targeted toward small and medium-sized businesses has increased faster than that of the Company's high-end core router products. However, these products typically carry lower average selling prices. Additionally, sales of some of the Company's more established product lines, such as the Cisco 2500 and Cisco 4000 product families, have decreased as a percentage of total revenue. Sales to international customers increased to 42.8% in the second quarter of 1999 versus 41.7% for the second quarter of 1998. The increase reflects sales growth in certain international markets, particularly Germany and the United Kingdom, and to a lesser extent Japan. Sales growth in other markets, including Latin America and Eastern Europe, have been negatively impacted by certain factors including weaker economic conditions, delayed government spending, a stronger dollar versus the local currencies, and slower adoption of networking technologies.

Gross margins decreased slightly to 65.2% in the second quarter of 1999 from 65.4% in the second quarter of 1998. Gross margins for the first six months of 1999 were 65.3%, which remained consistent with the same period in 1998. The decrease in the quarterly period is due principally to the Company's continued shift in revenue mix towards its lower-margin products and the recent stabilization in the supply of memory chips which has resulted in an increase in prices. The prices of component parts have fluctuated in the recent past, and the Company expects that this trend may continue. An increase in the price of component parts may have a material adverse impact on gross margins. The Company expects that gross margins will continue to decrease in the future, because it believes that the market for lower-margin remote access and switching products for small to medium-sized businesses will continue to increase at a faster rate than the market for the Company's higher-margin router and high-performance switching products. Additionally, as the Company focuses on new market opportunities, it faces increasing competitive pressure from large telecommunications equipment suppliers and well funded start-up companies, which may adversely effect gross margins. The Company is attempting to mitigate this trend through various means, such as increasing the functionality of its products, continued value engineering, controlling royalty costs, and improving manufacturing efficiencies. There can be no assurance that any efforts made by the Company in these and other areas will successfully offset decreasing margins.

Research and development expenses increased by $118 million in the second quarter of 1999 over the second quarter of 1998, an increase to 12.6% from 11.9% of net sales. Research and development expenses increased by $221 million in the first six months of 1999 over the first six months of 1998, an increase to 12.6% from 11.9% of net sales. The increase reflects the Company's ongoing research and development efforts in a wide variety of areas such as voice, video, and data integration, Digital Subscriber Line (DSL) technologies, cable modem technology, wireless access, dial access, enterprise switching, security, network management, and high-end routing technologies, among others. A significant portion of the increase was due to the addition of new personnel, partly through acquisitions, as well as higher expenditures on prototypes and depreciation on additional lab equipment. For the near future, research and development expenses are expected to increase at a greater rate than the sales growth rate, as the Company invests in technology to address potential market opportunities. The Company also continues to purchase technology in order to bring a broad range of products to the market in a timely fashion. If the Company believes that it is unable to enter a particular market in a timely manner, with internally developed products, it may license technology from other businesses or acquire other businesses as an alternative to internal research and development. All of the Company's research and development costs are expensed as incurred.

Sales and marketing expenses increased by $207 million in the second quarter of 1999 over the second quarter of 1998, and increased $387 million in the first six months of 1999 over the first six months of 1998. This represents an increase from 18.0% to 20.2% of net sales for the quarter to quarter period and from 17.9% to 20.0% for the first six months of each fiscal year. The increase is due principally to an increase in the size of the Company's direct sales force and its commissions, additional marketing and advertising costs associated with the introduction of new products and the expansion of distribution channels. The increase also reflects the Company's efforts to invest in certain key areas such as expansion of its end-to-end strategy and service provider coverage in order to position itself to take advantage of future market opportunities.

General and administrative expenses rose $32 million between the second quarters of 1999 and 1998, an increase to 3.2% from 2.9% of net sales. These expenses increased $60 million in the first half of 1999 over the first half of 1998, representing an increase from 2.9% to 3.2% of net sales. The increase primarily reflects increased levels of amortization for acquisition-related intangible assets. It is management's intent to keep general and administrative costs relatively constant as a percentage of net sales; however, this is dependent upon the level of acquisition activity and amortization of the resulting intangible assets, among other factors.

The amount expensed to purchased research and development in the second quarter of fiscal 1999 arose from the acquisitions of Summa Four, Clarity, Selsius and PipeLinks (See also Note 3).

The fair value of the existing products and patents for these acquisitions ranged from a low of approximately $20 million for Summa Four and Selsius, up to $53 million for Clarity. The fair value of the existing products and patents as well as the technology currently under development was determined by using the income approach, which discounts expected future cash flows to present value. The discount rates used in the present value calculations were typically derived from a weighted average cost of capital analysis, adjusted upward to reflect additional risks inherent in the development life cycle. These risk factors have increased the overall discount rate between 4% and 7.5% for acquisitions in the current year. The Company expects that the pricing model for products related to these acquisitions will be considered standard within the high-technology communications industry. However, the Company does not expect to achieve a material amount of expense reductions or synergies as a result of integrating the acquired in-process technology. Therefore, the valuation assumptions do not include significant anticipated cost savings. The Company expects that products incorporating the acquired technology from these acquisitions will be completed and begin to generate cash flows over the next 6 to 9 months. However, development of these technologies remains a significant risk to the Company due to the remaining effort to achieve technical viability, rapidly changing customer markets, uncertain standards for new products and significant competitive threats from numerous companies. The nature of the efforts to develop the acquired technology into commercially viable products consists principally of planning, designing and testing activities necessary to determine that the product can meet market expectations, including functionality and technical requirements. Failure to bring these products to market in a timely manner could result in a loss of market share, or a lost opportunity to capitalize on emerging markets, and could have a material adverse impact on the Company's business and operating results.

Regarding the Company's purchase acquisitions completed in fiscal 1998, actual results to date have been consistent, in all material respects, with the assumptions that the Company provided to the independent appraisers for use in determining the value of purchased in-process research and development. The assumptions primarily consist of an expected completion date for the in-process projects, estimated costs to complete the projects and revenue and expense projections once the products have entered the market. Products from these 1998 acquisitions have been introduced to the market in the last 3 - 6 months. Shipment volumes are not material to the Company's overall position at the present time, therefore, it is difficult to determine the accuracy of overall revenue projections early in the technology or product lifecycle. Failure to achieve the expected levels of revenues and net income from these products will negatively impact the return on investment expected at the time that the acquisition was completed and potentially result in impairment of any other assets related to the development activities.

The following table summarizes the significant assumptions underlying the valuations in 1998 and 1999 (in millions, except percentages):



                                                            Acquisition Assumptions
                                 Approximate       ------------------------------------------
                                Costs Incurred     Estimated Cost
                                  to Date on        to Complete
                                   Acquired        Technology at
                                  In-Process          Time of          Risk Adjusted Discount
          Entity Name             Technology        Acquisition        Rate on In-Process R&D
          -----------           --------------     --------------      ----------------------
  1998 Purchase Acquisitions

  DAGAZ Technologies                 $10                $10                     35%

  Lightspeed International,          $15                $13                     26%
  Inc.

  WheelGroup Corp.                    $6                 $8                     24%

  NetSpeed International,            $16                $12                     32%
  Inc.

  CLASS Data Systems                  $2                 $3                     24%

  1999 Purchase Acquisitions

  American Internet Corp.             $*                 $1                    24.9%

  Summa Four, Inc.                    $*                 $5                    25.5%

  Clarity Wireless, Inc.              $*                $42                     32%

  Selsius Systems, Inc.               $*                $15                     31%

  PipeLinks, Inc.                     $*                 $5                     31%

                * - Costs incurred negligible to date


Recent Accounting Pronouncements

In June 1997, the FASB issued SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information" and in June 1998, issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities." Readers are referred to the "Recent

Accounting Pronouncements" section of the Company's 1998 Annual Report to Shareholders for further discussion.

The Company adopted Statement of Position (SOP) No. 97-2, "Software Revenue Recognition," in the first quarter of fiscal year 1999 and its adoption had no material impact on the Company's results from operations or financial position.

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

The increasing use of the Euro as a common currency for members of the European Union could impact the Company's foreign exchange exposure. The Company is prepared to hedge against fluctuations in the Euro if this exposure becomes material. The Company will continue to evaluate the impact of the Euro on its foreign exchange exposure as well as on its internal systems.

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

The Company maintains investment portfolio holdings of various issuers, types, and maturities. These securities are generally classified as available for sale, and consequently, are recorded on the balance sheet at fair value with unrealized gains or losses reported as a separate component of accumulated comprehensive income, net of tax. Part of this portfolio includes minority equity investments in several publicly-traded companies, the values of which are subject to market price volatility. The Company also has certain real estate lease commitments with payments tied to short-term interest rates. At any time, a sharp rise in interest rates could have a material adverse impact on the fair value of the Company's investment portfolio while increasing the costs associated with its lease commitments. Conversely, declines in interest rates could have a material impact on interest earnings for the Company's investment portfolio. The Company does not currently hedge these interest rate exposures. Readers are referred to pages 23-25 of the Company's 1998 Annual Report to Shareholders for further discussion of the Company's interest rate exposures.


FUTURE GROWTH SUBJECT TO RISKS

The networking business is highly competitive, and as such, the Company's growth is dependent upon market growth and its ability to enhance its existing products and introduce new products on a timely basis. One of the ways the Company has addressed and will continue to address the need to develop new products is through acquisitions of other companies. Acquisitions involve numerous risks, including difficulties in integration of the operations, technologies, and products of the acquired companies; the risk of diverting management's attention from normal daily operations of the business; potential difficulties in completing projects associated with purchased in process research and development; risks of entering markets in which the Company has no or limited direct prior experience and where competitors in such markets have stronger market positions; and the potential loss of key employees of the acquired company. The Company must also maintain its ability to manage any such growth effectively. Failure to manage growth effectively and successfully integrate acquisitions made by the Company could materially adversely affect the Company's business and operating results.

There are currently few laws or regulations that apply directly to access or commerce on the Internet. The Company could be materially adversely affected by regulation in any country where the Company operates, on such technology as, voice over the Internet, encryption technology and access charges for Internet service providers, as well as the continuing deregulation of the telecommunications industry. The adoption of such measures could decrease demand for the Company's products, and at the same time increase the Company's cost of selling its products.

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

As the Company focuses on new market opportunities, such as transporting voice, video, and data traffic across the same network, it will increasingly compete with large telecommunications equipment suppliers such as Lucent, Ericsson and Nortel, among others, and well funded start-up companies. Several of the Company's current and potential competitors have greater financial, marketing and technical resources than the Company. Additionally, as customers in these markets complete infrastructure deployments, they may require greater levels of service, support and financing than the Company has experienced in the past. The Company has not entered into a material amount of labor intensive service contracts which require significant production or customization, however, the Company expects that demand for these types of service contracts will increase in the future. There can be no assurance that the Company can provide products, service, support and financing to effectively compete for these market opportunities. Further, provision of greater levels of services by the Company may result in less favorable revenue recognition treatment than has historically been experienced. Readers are also referred to the "Competition" section of the Company's Form 10-K filed on September 25, 1998 for further discussion.

The Company's growth and ability to meet customer demands also depend in part on its ability to obtain timely deliveries of parts from its suppliers. The Company has experienced component shortages in the recent past that have adversely affected its operations. Although the Company works closely with its suppliers to avoid these types of shortages, there can be no assurance that the Company will not encounter these problems in the future.

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

As a result of recent unfavorable economic conditions, sales to certain countries in Latin America and the Pacific Rim have declined as a percentage of the Company's total revenue. If the economic conditions in these markets, or other markets which recently experienced unfavorable conditions, such as Eastern Europe, worsen, or if these unfavorable conditions result in a wider regional or global economic slowdown, this decline may have a material adverse impact on the Company's business, operations and financial condition.

Recent actions and comments from the Securities and Exchange Commission have indicated they are reviewing the current valuation methodology of purchased in-process research and development related to business combinations. The Commission is concerned that some companies are writing off more of the value of an acquisition than is appropriate. The Company believes it is in compliance with all of the rules and related guidance as they currently exist. However, there can be no assurance that the Commission will not seek to reduce the amount of purchased in-process research and development previously expensed by the Company. This would result in the restatement of previously filed financial statements of the Company and could have a material adverse impact on financial results for the periods subsequent to acquisitions.

The Company also expects that gross margins may be adversely affected by increases in material or labor costs, heightened price competition, and changes in channels of distribution or in the mix of products sold. For example, the Company believes that gross margins may decline over time, because the markets for lower-margin access products targeted toward small to medium-sized customers have continued to grow at a faster rate than the markets for the Company's higher-margin router and high-performance switching products targeted toward enterprise and service provider customers. The Company has recently introduced several new products with additional new products scheduled to be released in the near future. If warranty costs associated with these new products are greater than the Company has experienced historically, gross margins may be adversely affected. The Company's gross margins may also be impacted by geographic mix, as well as the mix of configurations within each product group. The Company continues to expand into third-party or indirect distribution channels, which generally results in lower gross margins. In addition, increasing third-party and indirect distribution channels generally results in greater difficulty in forecasting the mix of the Company's products, and to a certain degree, the timing of its orders.

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

The results of operations for the quarter ended January 23, 1999 are not necessarily indicative of results to be expected in future periods, and the Company's operating results may be subject to quarterly fluctuations as a result of a number of factors. These factors include the integration of people, operations, and products from acquired businesses and technologies; increased competition in the networking industry; the overall trend toward industry consolidation; the introduction and market acceptance of new technologies and standards, including switch routers, Gigabit Ethernet switching, Tag Switching (currently also known as multiprotocol label switching (MPLS)) and voice, video and data capabilities; variations in sales channels, product costs, or mix of products sold; the timing of orders and manufacturing lead times; and changes in general economic conditions, any of which could have a material adverse impact on operations and financial results.

Year 2000

The Company is continuing to assess the impact of the Year 2000 issue on its current and future products, internal information systems and non-information technology systems (equipment and systems) and has begun, and in many cases completed, corrective efforts in these areas.

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

The Company has completed phases I and II of its review of its supplier bases and, in the third phase of the compliance approach, is in the process of reviewing the state of readiness of its supplier base. This exercise includes compliance inquiries and reviews that will continue throughout 1999. Where issues are identified with a particular supplier, contingency plans will be developed as discussed below. Even where assurances are received from third parties there remains a risk that failure of systems and products of other companies on which the Company relies could have a material adverse effect on the Company. Further, if these suppliers fail to adequately address the Year 2000 issue for the products they provide to the Company, critical materials, products and services may not be delivered timely and the Company may not be able to manufacture sufficient product to meet sales demand.

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


Liquidity and Capital Resources

Cash and equivalents, short-term investments, and investments were $6.5 billion at January 23, 1999 an increase of $1.4 billion from July 25, 1998. The increase is primarily a result of cash generated by operations and financing activities, primarily the exercise of employee stock options. These cash flows were partially offset by cash outflows from operating activities including tax payments of approximately $184 million, and cash outflows from investing activities including capital expenditures of approximately $277 million.

Accounts receivable increased 13.8% from July 25, 1998 to January 23, 1999, while sales grew by 18.3% over the same period. Days sales outstanding in receivables improved to 48 days at January 23, 1999 from 49 days at July 25, 1998. Inventories increased 30.4% between July 25, 1998 and January 23, 1999, which reflects the Company's new product introductions and continued growth in the Company's two-tiered distribution system. Inventory management remains an area of focus as the Company balances the need to maintain strategic inventory levels to ensure competitive lead times versus the risk of inventory obsolescence because of rapidly changing technology and customer requirements.

Accounts payable increased by 38.6% at January 23, 1999 over July 25, 1998 primarily due to increasing levels of raw material purchases. Other accrued liabilities increased by 28.5% primarily due to higher deferred revenue on service contracts.

At January 23, 1999, the Company had a line of credit totaling $500 million, which expires July 2002. There have been no borrowings under this facility.

The Company has entered into certain lease arrangements in San Jose, California, and Research Triangle Park, North Carolina, where it has established its headquarters operations and certain research and development and customer support activities. In connection with these transactions, the Company pledged $800 million of its investments as collateral for certain obligations of the leases. The Company anticipates that it will occupy more leased property in the future that will require similar pledged securities; however, the Company does not expect the impact of this activity to be material to liquidity.

The Company's management believes that its current cash and equivalents, short-term investments, line of credit, and cash generated from operations will satisfy its expected working capital and capital expenditure requirements through fiscal 1999.

                           PART II. OTHER INFORMATION


  ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

                  During the quarter, the Company issued an aggregate of 2,083,039 shares of its Common Stock in exchange for the outstanding capital stock of Clarity Wireless Incorporated. The shares were issued pursuant to an exemption by reason of
                  Section 4(2) of the Securities Act of 1933. These sales were made without general solicitation or advertising. Each purchaser was an accredited investor or a sophisticated investor with access to all relevant information necessary. The Company has filed a Registration Statement on Form S-3 covering the resale of such securities.


  ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SHAREHOLDERS

                  The Company held its annual meeting of shareholders on November 12, 1998. At such meeting the following actions were voted upon:

                                    Affirmative         Negative           Votes              Broker
                                       Votes              Votes           Withheld          Non-Votes
                                    -------------     -------------     -------------     -------------
a. Election of Directors

Carol A. Bartz                      1,281,794,722                --        60,466,399                --
John T. Chambers                    1,281,960,087                --        60,301,035                --
Mary Cirillo                        1,281,813,286                --        60,447,835                --
James F. Gibbons                    1,281,756,316                --        60,509,305                --
Edward R. Kozel                     1,281,950,448                --        60,310,674                --
James Morgan                        1,281,897,183                --        60,363,939                --
John P. Morgridge                   1,281,916,333                --        60,344,788                --
Robert L. Puette                    1,281,936,169                --        60,324,952                --
Masayoshi Son                       1,281,891,534                --        60,369,588                --
Donald T. Valentine                 1,281,844,510                --        60,416,611                --
Steven M. West                      1,282,021,678                --        60,239,443                --

b. Approval of Amendment to the
   1996 Stock Incentive Plan,
   to extend the automatic share
   increase provisions for an
   additional three-year period.      652,056,816       370,831,534         6,128,676       313,244,095

c. Ratification of
   PricewaterhouseCoopers as
   the Company's independent
   accountants for the fiscal
   year ending July 31, 1999.       1,329,482,476         1,530,555        11,247,715               375

  ITEM 6.   EXHIBIT AND REPORTS ON FORM 8-K

            (a) Exhibit

                 27    Financial data schedule

            (b) Reports on Form 8-K

            The Company filed two reports on Form 8-K during the fiscal quarter ended January 23, 1999. One report was filed on November 2, 1999 and reported on the November acquisition of Clarity Wireless Incorporated. The second report was filed on November 4, 1999 and reported on the November acquisition of Summa Four, Inc.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        Cisco Systems, Inc.



Date:  March 8, 1999                    By /s/ Larry R. Carter
                                           -------------------------------------
                                           Larry R. Carter,
                                           Senior Vice President Finance, and
                                           Chief Financial Officer (Principal
                                           Financial and Accounting Officer)

                                 EXHIBIT INDEX


Exhibit
  No.                    Description
-------                  -----------
  27                     Financial Data Schedule