Form 10-Q/A
period 1999-01-23
CISCO SYSTEMS INC
filed 1999-05-14
CIK 858877

                                   FORM 10-Q/A
                          AMENDMENT NO. 1 TO FORM 10-Q

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

     Indicate by check mark whether the Registrant (1) has filed all reports required to filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days.

                            YES [X]        NO [ ]

As of March 2, 1999, 1,597,195,347 shares of the Registrant's common stock were outstanding.

     This Amendment No. 1 on Form 10-Q/A to the Quarterly Report on Form 10-Q for the quarter ended January 23, 1999 (as amended, the "Report") is being filed to add the following section entitled "Risk Factors" to the Report at the end of
Part I Item 2. No other changes are being made to the Form 10-Q.

                                  RISK FACTORS


     Certain statements contained in this Quarterly Report on Form 10-Q, including, without limitation, statements containing the words "believes", "anticipates", "estimates", "expects", and words of similar import constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. You should not place undue reliance on these forward-looking statements. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including the risks faced by us described below and elsewhere in this Quarterly Report.

CISCO IS EXPOSED TO FLUCTUATIONS IN THE EXCHANGE RATES OF FOREIGN CURRENCY

     As a global concern, Cisco faces exposure to adverse movements in foreign currency exchange rates. These exposures may change over time as business practices evolve and could have a material adverse impact on Cisco's financial results. Historically, Cisco's primary exposures related to nondollar-denominated sales in Japan, Canada, and Australia and nondollar-denominated operating expenses in Europe, Latin America, and Asia where it sells primarily in U.S. dollars. Additionally, Cisco has recently seen its exposures to emerging market currencies, such as the Korean Won and Russian Ruble, among others, increase because of Cisco's expanding presence in these markets and the extreme currency volatility. Cisco currently does not hedge against these or any other emerging market currencies and could suffer unanticipated gains or losses as a result.

     The increasing use of the Euro as a common currency for members of the European union could impact Cisco's foreign exchange exposure. Cisco is prepared to hedge against fluctuations in the Euro if this exposure becomes material. Cisco will continue to evaluate the impact of the Euro on its foreign exchange exposure as well as on its internal systems.

     At the present time, Cisco hedges only those currency exposures associated with certain assets and liabilities denominated in nonfunctional currencies and does not generally hedge anticipated foreign currency cash flows. The hedging activity undertaken by Cisco is intended to offset the impact of currency fluctuations on certain nonfunctional currency assets and liabilities. The success of this activity depends upon estimations of intercompany balances denominated in various currencies, primarily the Japanese yen, Canadian dollar, Australian dollar and certain European currencies. To the extent that these forecasts are over- or understated during periods of currency volatility, Cisco could experience unanticipated currency gains or losses.

CISCO IS EXPOSED TO THE CREDIT RISK OF SOME OF ITS CUSTOMERS AND TO CREDIT EXPOSURES IN WEAKENED MARKETS

     Cisco is experiencing a greater proportion of its sales activity through its partners in two-tier distribution channels. These customers are generally given privileges to return inventory, receive credits for changes in Cisco's selling prices and participate in cooperative marketing programs. Cisco maintains appropriate accruals and allowances for such exposures. However, such partners tend to have access to more limited financial resources than other resellers and end user customers and therefore represent potential sources of increased credit risk. Additionally, Cisco is experiencing increased demands for customer financing and leasing solutions. Cisco also continues to monitor increased credit exposures because of the weakened financial conditions in Asia, and other emerging market regions, and the impact that such conditions may have on the worldwide economy. Although Cisco has not experienced significant losses due to customers failing to meet their obligations to date, such losses, if incurred, could harm our business and financial position.

CISCO IS EXPOSED TO FLUCTUATIONS IN THE MARKET VALUES OF ITS PORTFOLIO INVESTMENTS AND IN INTEREST RATES

     Cisco maintains investment portfolio holdings of various issuers, types and maturities. These securities are generally classified as available for sale, and consequently, are recorded on the balance sheet at fair value with unrealized gains or losses reported as a separate component of accumulated comprehensive income, net of tax. Part of this portfolio includes minority equity investments in several publicly-traded companies, the values of which are subject to market price volatility. Cisco also has certain real estate lease commitments with payments tied to short-term interest rates. At any time, a sharp rise in interest rates could have a material adverse impact on the fair value of Cisco's investment portfolio while increasing the costs associated with its lease commitments. Conversely, declines in interest rates could have a material impact on interest earnings for Cisco's investment portfolio. Cisco does not currently hedge these interest rate exposures.

CISCO EXPECTS TO MAKE FUTURE ACQUISITIONS WHERE ADVISABLE AND ACQUISITIONS INVOLVE NUMEROUS RISKS

     The networking business is highly competitive, and as such, Cisco's growth is dependent upon market growth and its ability to enhance its existing products and introduce new products on a timely basis. One of the ways Cisco has addressed and will continue to address the need to develop new products is through acquisitions of other companies. Acquisitions involve numerous risks, including the following:

     o difficulties in integration of the operations, technologies, and products of the acquired companies;

     o the risk of diverting management's attention from normal daily operations of the business;

     o potential difficulties in completing projects associated with purchased in process research and development;

     o risks of entering markets in which Cisco has no or limited direct prior experience and where competitors in such markets have stronger market positions; and

     o    the potential loss of key employees of the acquired company.

     Mergers and acquisitions of high-technology companies are inherently risky, and no assurance can be given that Cisco's previous or future acquisitions will be successful. Unsuccessful acquisitions could harm our business and financial results.

     Cisco must also maintain its ability to manage any such growth effectively. Failure to manage growth effectively and successfully integrate acquisitions made by Cisco could harm our business and financial results.

SINCE CISCO'S GROWTH RATE MAY SLOW, OPERATING RESULTS FOR A PARTICULAR QUARTER ARE DIFFICULT TO PREDICT

     Cisco expects that in the future, its net sales may grow at a slower rate than was experienced in previous periods, and that on a quarter-to-quarter basis, Cisco's growth in net sales may be significantly lower than its historical quarterly growth rate. As a consequence, operating results for a particular quarter are extremely difficult to predict. Cisco's ability to meet financial expectations could be hampered if the nonlinear sales pattern seen in past quarters reoccurs in future periods. Cisco generally has had one quarter of the fiscal year when backlog has been reduced. Although such reductions have not occurred consistently in recent years, they are difficult to predict and may occur in the future. In addition, in response to customer demand, Cisco continues to attempt to reduce its product manufacturing lead times, which may result in corresponding reductions in order backlog. A decline in backlog levels could result in more variability and less predictability in Cisco's quarter-to-quarter net sales and operating results going forward. On the other hand, for certain products, lead times are longer than Cisco's goal. If Cisco cannot reduce manufacturing lead times for such products, Cisco's customers may cancel orders or not place further orders if shorter lead times are available from other manufacturers, thus creating additional variability.

     As a result of recent unfavorable economic conditions, sales to certain countries in Latin America and the Pacific Rim have declined as a percentage of Cisco's total revenue. If the economic conditions in these markets, or other markets which recently experienced unfavorable conditions, such as Eastern Europe, worsen, or if these unfavorable conditions result in a wider regional or global economic slowdown, this decline may have a material adverse impact on Cisco's business and financial condition.

     Recent actions and comments from the Securities and Exchange Commission have indicated they are reviewing the current valuation methodology of purchased in-process research and development related to business combinations. The Commission is concerned that some companies are writing off more of the value of an acquisition than is appropriate. Cisco believes it is in compliance with all of the rules and related guidance as they currently exist. However, there can be no assurance that the Commission will not seek to reduce the amount of purchased in-process research and development previously expensed by Cisco. This would result in the restatement of previously filed financial statements of Cisco and could have a material negative impact on financial results for the periods subsequent to acquisitions.

     Cisco also expects that gross margins may be adversely affected by increases in material or labor costs, heightened price competition, and changes in channels of distribution or in the mix of products sold. For example, Cisco believes that gross margins may decline over time, because the markets for lower-margin access products targeted toward small to medium-sized customers have continued to grow at a faster rate than the markets for Cisco's higher-margin router and high-performance switching products targeted toward enterprise and service provider customers. Cisco has recently introduced several new products with additional new products scheduled to be released in the near future. If warranty costs associated with these new products are greater than Cisco has experienced historically, gross margins may be adversely affected. Cisco's gross margins may also be impacted by geographic mix, as well as the mix of configurations within each product group. Cisco continues to expand into third-party or indirect distribution channels, which generally results in lower gross margins. In addition, increasing third-party and indirect distribution channels generally results in greater difficulty in forecasting the mix of Cisco's products, and to a certain degree, the timing of its orders.

     Cisco also expects that its operating margins may decrease as it continues to hire additional personnel and increases other operating expenses to support its business. Cisco plans its operating expense levels based primarily on forecasted revenue levels. Because these expenses are relatively fixed in the short term, a shortfall in revenue could lead to operating results being below expectations.

YOU SHOULD EXPECT THAT CISCO'S OPERATING RESULTS MAY FLUCTUATE IN FUTURE PERIODS

     The results of operations for any quarter are not necessarily indicative of results to be expected in future periods. Cisco's operating results have in the past been, and will continue to be, subject to quarterly fluctuations as a result of a number of factors. These factors include:

     o the integration of people, operations, and products from acquired businesses and technologies;

     o    increased competition in the networking industry;

     o    the overall trend toward industry consolidation;

     o the introduction and market acceptance of new technologies and standards, including switch routers, Gigabit Ethernet switching, Tag Switching (currently also known as multiprotocol label switching
          (MPLS)) and voice, video and data capabilities;

     o    variations in sales channels, product costs, or mix of products sold;
          and

     o    the timing of orders and manufacturing lead times; and

     o changes in general economic conditions and specific economic conditions in the computer and networking industries.

     Any of the factors could have a material adverse impact on Cisco's operations and financial results. For example, Cisco from time to time has made acquisitions that result in purchased research and development expenses being charged in an individual quarter. These charges may occur in any particular quarter resulting in variability in Cisco's quarterly earnings. Additionally, the dollar amounts of large orders for Cisco's products have been increasing, and therefore the operating results for a quarter could be materially adversely affected if a number of large orders are either not received or are delayed, due for example, to cancellations, delays or deferrals by customers.

THE YEAR 2000 PROBLEM MAY HAVE AN ADVERSE EFFECT ON CISCO'S OPERATIONS AND ABILITY TO OFFER PRODUCTS AND SERVICES WITHOUT INTERRUPTION

     Cisco is continuing to assess the impact of the Year 2000 issue on its current and future products, internal information systems and non-information technology systems (equipment and systems) and has begun, and in many cases completed, corrective efforts in these areas.

     Cisco is using a four phase approach to address the issue.

     o The first phase consists of the inventorying of all potential business disruption problems, including those with products and systems, as well as potential disruption from suppliers and other third parties.

     o The second phase consists of the prioritization of all the potential problems to allocate the appropriate level of resources to the most critical areas.

     o The third phase addresses the remediation programs to solve or mitigate any identified Year 2000 problems.

     o The fourth phase, if necessary, will be to develop contingency plans if it appears Cisco or its key suppliers will not be Year 2000 compliant, and such noncompliance is expected to have a material adverse impact on Cisco's operations.

     Cisco has largely completed the implementation of Year 2000 compliant internal computer applications for its main financial, manufacturing and order processing systems. The systems are being tested for compliance and Cisco does not currently expect any significant issues to be identified during this review. However, the failure of any internal system to achieve Year 2000 readiness could result in material disruption to Cisco's operations.

     Cisco has also conducted extensive work regarding the status of its currently available, developing and installed base of products. Cisco believes that its current products are largely Year 2000 compliant. There can be no assurance that certain previous releases of Cisco's products which are no longer under support will prove to be Year 2000 compliant with customers' systems or within an existing network. Further information about Cisco's products is available on its Year 2000 Internet web site. Cisco has developed programs for customers who have indicated a need to upgrade components of their systems. However, the inability of any of Cisco's products to properly manage and manipulate data in the year 2000 could result in increased warranty costs, customer satisfaction issues, potential lawsuits and other material costs and liabilities.

     Cisco has completed phases I and II of its review of its supplier bases and, in the third phase of the compliance approach, is in the process of reviewing the state of readiness of its supplier base. This exercise includes compliance inquiries and reviews that will continue throughout 1999. Where issues are identified with a particular supplier, contingency plans will be developed as discussed below. Even where assurances are received from third parties there remains a risk that failure of systems and products of other companies on which Cisco relies could have a material adverse effect on Cisco. Further, if these suppliers fail to adequately address the Year 2000 issue for the products they provide to Cisco, critical materials, products and services may not be delivered timely and Cisco may not be able to manufacture sufficient product to meet sales demand.

     Based on the work done to date, Cisco has not incurred material costs and does not expect to incur future material costs in the work to address the Year 2000 problem for its systems (as a result of relatively new legacy information systems) and products.

     Cisco has taken and will continue to take corrective action to mitigate any significant Year 2000 problems with its systems and products and believes that the Year 2000 issue for information systems will not have a material impact on its operations or financial results. However, there can be no assurance that Cisco will not experience significant business disruptions or loss of business due to an inability to adequately address the Year 2000 issue. Cisco is concerned that many enterprises will be devoting a substantial portion of their information systems spending to addressing the Year 2000 issue. This expense may result in spending being diverted from networking solutions in the near future. This diversion of information technology spending could have a material adverse impact on Cisco's future sales volume.

     Contingency plans will be developed in certain key areas, in particular surrounding third party manufacturers and other suppliers, to ensure that any potential business interruptions caused by the Year 2000 issue are mitigated. Such contingency plans include identification of alternative sources of supply and test exercises to ensure that such alternatives are able to provide Cisco with an adequate level of support. These plans are expected to be developed beginning in May 1999.

     The foregoing statements are based upon management's best estimates at the present time, which were derived utilizing numerous assumptions of future events, including the continued availability of certain resources, third party modification plans and other factors. There can be no guarantee that these estimates will be achieved and actual results could differ materially from those anticipated. Specific factors that might cause such material differences include, but are not limited to:

     o    the availability and cost of personnel trained in this area;

     o    the ability to locate and correct all relevant computer codes;

     o the nature and amount of programming required to upgrade or replace each of the affected programs; and

     o the rate and magnitude of related labor and consulting costs and the success of Cisco's external customers and suppliers in addressing the Year 2000 issue.

     Cisco's evaluation is on-going and it expects that new and different information will become available to it as that evaluation continues. Consequently, there is no guarantee that all material elements will be Year 2000 ready in time.

CISCO COMPETES IN THE HIGHLY COMPETITIVE TELECOMMUNICATIONS EQUIPMENT MARKET

     Cisco competes in the telecommunications equipment market, providing solutions for transporting data, voice and video traffic across intranets, extranets, and the Internet. The market is characterized by rapid growth, converging technologies, and a conversion to new solutions that offer superior advantages. These market factors represent both an opportunity and a competitive threat to Cisco. Cisco competes with numerous vendors in each product category. Cisco expects that the overall number of competitors providing niche product solutions will increase due to the market's attractive growth. On the other hand, Cisco expects the number of vendors supplying end-to-end telecommunications solutions will decrease, due to the rapid pace of acquisitions in the industry. Ultimately Cisco believes only a few larger suppliers of end-to-end telecommunication equipment solutions will become its primary competitors.

     Cisco's competitors include Lucent, Nortel, Ericsson, 3Com, Cabletron, Fore and IBM. Some of Cisco's competitors compete across many of Cisco's product lines, while others do not offer as wide a breadth of solutions. Several of Cisco's current and potential competitors have greater financial, marketing and technical resources than Cisco.

     The principal competitive factors in the markets in which Cisco presently competes and may compete in the future are:

     o    price;

     o    performance;

     o    the ability to provide end-to-end solutions and support;

     o    conformance to standards;

     o the ability to provide added value features such as security, reliability, and investment protection; and

     o    market presence.

     Cisco also faces competition from customers it licenses technology to and suppliers from whom it transfers technology. Networking's inherent nature requires interoperability. As such, Cisco must cooperate, and at the same time compete, with these companies. Cisco's inability to effectively manage these complicated relationships with customers and suppliers could have a material adverse effect on Cisco's business and financial results.

CISCO'S BUSINESS DEPENDS UPON ITS PROPRIETARY RIGHTS, AND THERE IS A RISK OF INFRINGEMENT

     Cisco's success is dependent upon its proprietary technology. Cisco generally relies upon patents, copyrights, trademarks and trade secret laws to establish and maintain its proprietary rights in its technology and products. Cisco has a program to file applications for and obtain patents in the United States and in selected foreign countries where a potential market for Cisco's products exists. Cisco has been issued a number of patents; other patent applications are currently pending. There can be no assurance that any of these patents will not be challenged, invalidated or circumvented, or that any rights granted under these patents will provide competitive advantages to Cisco. In addition, there can be no assurance that patents will be issued from pending applications, or that claims allowed on any future patents will be sufficiently broad to protect Cisco's technology. In addition, the laws of some foreign countries may not permit the protection of Cisco's proprietary rights to the same extent as do the laws of the United States. Although Cisco believes the protection afforded by its patents, patent applications, copyrights and trademarks has value, the rapidly changing technology in the networking industry makes Cisco's future success dependent primarily on the innovative skills, technological expertise and management abilities of its employees rather than on patent, copyright and trademark protection.

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

CISCO FACES RISKS FROM THE UNCERTAINTIES OF REGULATION OF THE INTERNET

     There are currently few laws or regulations that apply directly to access or commerce on the Internet. Cisco could be materially adversely affected by regulation in any country where Cisco operates, on such technology as voice over the Internet, encryption technology and access charges for Internet service providers, as well as the continuing deregulation of the telecommunication industry. The adoption of such measures could decrease demand for Cisco's products, and at the same time increase Cisco's cost of selling its products. Changes in laws or regulations governing the Internet and Internet commerce could have a material adverse effect on Cisco's business and financial results.

THE ENTRANCE INTO NEW OR DEVELOPING MARKETS EXPOSES OUR BUSINESS AND OPERATIONS TO RISKS

     As Cisco focuses on new market opportunities, such as transporting data, voice and video traffic across the same network, it will increasingly compete with a number of large telecommunications equipment suppliers, such as Lucent, Ericsson, and Nortel, among others, and well funded start-up companies. Many of these companies have substantially greater financial, marketing and technical resources than Cisco. If Cisco cannot successfully compete with these and other potential competitors, it could have a material adverse effect on Cisco's business, operating results and financial condition. Additionally, as customers in these markets complete infrastructure deployment, they may require greater levels of service, support and financing than Cisco has experienced in the past. There can be no assurance that Cisco can provide products, service, support and financing to effectively compete for these market opportunities. Further, provision of greater levels of services by Cisco may result in less favorable revenue recognition treatment than has historically been experienced.

CISCO IS DEPENDENT UPON THE ABILITY OF SUPPLIERS TO DELIVER PARTS ON TIME

     Cisco's growth and ability to meet customer demands also depend in part on its ability to obtain timely deliveries of parts from its suppliers. Cisco has experienced component shortages in the past that have adversely affected its operations. Although Cisco works closely with its suppliers to avoid these types of shortages, there can be no assurances that Cisco will not encounter these problems in the future.

THE LOCATION OF OUR FACILITIES SUBJECTS CISCO TO THE RISK OF EARTHQUAKES AND FLOODS

     Cisco's corporate headquarters, including most of its research and development operations and its manufacturing facilities, are located in the Silicon Valley area of Northern California, a region known for seismic activity. Additionally, one of Cisco's manufacturing facilities is located near a river that has experienced flooding in the past. A significant natural disaster, such as an earthquake or a flood, could have a material adverse impact on Cisco's business, financial condition and operating results.

CISCO DEPENDS UPON THE DEVELOPMENT OF NEW PRODUCTS AND IS SUBJECT TO RAPID CHANGES IN TECHNOLOGY AND THE MARKET

     Cisco's operating results will depend to a significant extent on its ability to reduce the costs to produce existing products. In particular, Cisco broadened its product line by introducing network access products. Sales of these products, which are generally lower priced and carry lower margins than Cisco's core products, have increased more rapidly than sales of Cisco's core products. The success of these and other new products is dependent on several factors, including proper new product definition, product cost, timely completion and introduction of new products, differentiation of new products from those of Cisco's competitors and market acceptance of these products. The markets for Cisco's products are characterized by rapidly changing technology, evolving industry standards, frequent new product introductions, and evolving methods of building and operating networks. There can be no assurance that Cisco will successfully identify new product opportunities, develop and bring new products to market in a timely manner, and achieve market acceptance of its products or that products and technologies developed by others will not render Cisco's products or technologies obsolete or noncompetitive.

CISCO IS SUBJECT TO THE RISKS ASSOCIATED WITH STRATEGIC ALLIANCES

     Cisco has a number of strategic alliances with companies including Microsoft, Hewlett-Packard, EDS, and Sprint, among others. These arrangements are generally limited to specific projects, the goal of which is generally to facilitate product compatibility and adoption of industry standards. If successful, these relationships will be mutually beneficial and result in industry growth. However, these alliances carry an element of risk because, in most cases, Cisco must compete in some business areas with a company with which it has strategic alliances and, at the same time, cooperate with such company in other business areas. Also, if these companies fail to perform, or if these relationships fail to materialize as expected, Cisco could suffer delays in product development or other operational difficulties.

THE INDUSTRY IN WHICH CISCO COMPETES IS SUBJECT TO CONSOLIDATION

     There has been a trend toward industry consolidation for several years, which has continued during fiscal 1999. Cisco expects this trend toward industry consolidation to continue as companies attempt to strengthen or hold their market positions in an evolving industry. Cisco believes that industry consolidation may provide stronger competitors that are better able to compete as sole-source vendors for customers. This could lead to more variability in operating results as Cisco competes to be a single vendor solution and could have a material adverse effect on Cisco's business, operating results and financial condition.

SALES IN THE SERVICE PROVIDER MARKET ARE SUBJECT TO VARIATION

     Although sales to the service provider market have continued to grow, this market is characterized by large, and often sporadic purchases. Sales activity in this industry depends upon the stage of completion of expanding network infrastructures, the availability of funding, and the extent that service providers are affected by regulatory and business conditions in the country of operations. A decline or delay in sales orders from this industry could have a material adverse effect on Cisco's business, operating results and financial condition.

CISCO IS SUBJECT TO RISKS ASSOCIATED WITH THE MANUFACTURE OF PARTS AND COMPONENTS OF ITS PRODUCTS

     Although Cisco generally uses standard parts and components for its products, certain components are presently available only from a single source or limited sources. A reduction or interruption in supply or a significant increase in the price of one or more components would adversely affect Cisco's business, operating results and financial condition and could damage customer relationships.

CISCO FACES RISKS ASSOCIATED WITH CHANGES IN TELECOMMUNICATION REGULATION AND TARIFFS

     Changes in domestic and international telecommunication requirements could affect Cisco's sales of its products. In particular, Cisco believes it is possible that there may be significant changes in domestic telecommunications regulations in the near future that could slow the expansion of the service providers' network infrastructures and adversely affect Cisco's business, operating results and financial condition. Future changes in tariffs by regulatory agencies or application of tariff requirements to currently untariffed services could affect the sales of Cisco's products for certain classes of customers. Additionally, in the U.S. Cisco's products must comply with various Federal Communication Commission requirements and regulations. In countries outside of the U.S., Cisco's products must meet various requirements of local telecommunications authorities. Changes in tariffs, or failure by Cisco to obtain timely approval of products could have a material adverse effect on Cisco's business and financial results.

CISCO'S BUSINESS IS SUBJECT TO RISKS FROM INTERNATIONAL OPERATIONS

     Cisco conducts business globally. Accordingly, Cisco's future results could be adversely affected by a variety of uncontrollable and changing factors including foreign currency exchange rates; regulatory, political or economic conditions in a specific country or region; trade protection measures and other regulatory requirements; government spending patterns; and natural disasters, among other factors. In fiscal 1998, and 1999, Cisco experienced slower sales growth in Japan, as well as in certain other parts of Asia. Any or all of these factors could have a material adverse impact on Cisco's future international business in these or other countries.

CISCO'S BUSINESS SUBSTANTIALLY DEPENDS UPON THE CONTINUED GROWTH OF THE INTERNET AND INTERNET-BASED SYSTEMS

     Cisco's management believes that there will be performance problems with Internet communications in the future which could receive a high degree of publicity and visibility. As Cisco is a large supplier of equipment for the Internet infrastructure, customers' perceptions of Cisco's products and the marketplace's perception of Cisco as a supplier of networking products, may be materially adversely affected, regardless of whether or not these problems are due to the performance of Cisco's products. Such an event could also result in a material adverse effect on the market price of Cisco's Common Stock and could materially adversely affect Cisco's business, operating results and financial condition.

CISCO'S STOCK PRICE MAY BE VOLATILE

     Cisco's Common Stock has experienced substantial price volatility, particularly as a result of variations between Cisco's actual or anticipated financial results and the published expectations of analysts and as a result of announcements by Cisco and its competitors. In addition, the stock market has experienced extreme price and volume fluctuations that have affected the market price of many technology companies in particular and that have often been unrelated to the operating performance of these companies. These factors, as well as general economic and political conditions, may adversely affect the market price of Cisco's Common Stock in the future.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    Cisco Systems, Inc.


Date:  May 14, 1999                 By /s/ Larry R. Carter
                                    -----------------------------------------
                                    Larry R. Carter,
                                    Senior Vice President Finance, and
                                    Chief Financial Officer
                                    (Principal Financial and Accounting Officer)