Form 10-Q
period 1999-05-01
CISCO SYSTEMS INC
filed 1999-06-15
CIK 858877

                                    FORM 10-Q

(Mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the quarterly period ended MAY 1, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ______________ to ____________


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

                              YES [X]       NO [ ]

As of June 9, 1999, 1,611,543,199 shares of the Registrant's common stock were outstanding.

                               CISCO SYSTEMS, INC.

                   FORM 10-Q FOR THE QUARTER ENDED MAY 1, 1999

                                      INDEX

                                                                                Page
                                                                                ----
           Facing sheet                                                          1

           Index                                                                 2

Part I.    Financial information

Item 1.    Financial Statements and Supplementary Data

           a)    Consolidated statements of operations for the three
                 and nine months ended May 1, 1999 and April 25, 1998            3

           b)    Consolidated balance sheets at May 1, 1999
                 and July 25, 1998                                               4

           c)    Consolidated statements of cash flows for the nine
                 months ended May 1, 1999 and April 25, 1998                     5

           d)    Notes to consolidated financial statements                      6

Item 2.    Management's discussion and analysis of financial
           condition and results of operations                                  12

Part II.   Other information                                                    34

           Signature                                                            35

Exhibit    Exhibit 27, Financial data schedule                                  36

                                     PART I.

               ITEM 1. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                               CISCO SYSTEMS, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In millions, except per-share amounts)

                                                  Three Months Ended          Nine Months Ended
                                                ----------------------      ----------------------
                                                May 1,       April 25,      May 1,       April 25,
                                                 1999          1998          1999          1998
                                                ------       ---------      ------       ---------
                                                                  (Unaudited)
Net sales                                       $3,147        $2,184        $8,562        $6,069
Cost of sales                                    1,102           750         2,981         2,099
                                                ------        ------        ------        ------
   Gross margin                                  2,045         1,434         5,581         3,970

Operating expenses:
  Research and development                         418           263         1,102           726
  Sales and marketing                              647           412         1,731         1,109
  General and administrative                       105            67           279           181
  Purchased research and development                --           419           390           546
                                                ------        ------        ------        ------
    Total operating expenses                     1,170         1,161         3,502         2,562
                                                ------        ------        ------        ------

Operating income                                   875           273         2,079         1,408

Realized gain on sale of investment                 --            --            --             5
Interest and other income, net                      90            52           235           133
                                                ------        ------        ------        ------

Income before provision for income taxes           965           325         2,314         1,546
Provision for income taxes                         319           260           862           687
                                                ------        ------        ------        ------

Net income                                      $  646        $   65        $1,452        $  859
                                                ======        ======        ======        ======

Net income per share--basic                     $  .40        $  .04        $  .92        $  .56
                                                ======        ======        ======        ======
Net income per share--diluted                   $  .38        $  .04        $  .86        $  .54
                                                ======        ======        ======        ======

Shares used in per-share
  calculation--basic                             1,601         1,541         1,585         1,526
                                                ======        ======        ======        ======
Shares used in per-share
  calculation--diluted                           1,696         1,614         1,679         1,598
                                                ======        ======        ======        ======



See notes to consolidated financial statements.

                               CISCO SYSTEMS, INC.

                           CONSOLIDATED BALANCE SHEETS
                         (In millions, except par value)

                                                                     May 1,        July 25,
                                                                      1999           1998
                                                                     ------        --------
                                                                   (Unaudited)
                                          ASSETS
Current assets:

   Cash and equivalents                                              $   690        $  535
   Short-term investments                                              1,161         1,157
   Accounts receivable, net of allowance for doubtful
     accounts of $30 at May 1, 1999 and
     $40 at July 25, 1998                                              1,275         1,298
   Inventories, net                                                      621           362
   Deferred income taxes                                                 490           345
   Prepaid expenses and other current assets                              89            65
                                                                     -------        ------
          Total current assets                                         4,326         3,762

Investments                                                            5,840         3,463
Restricted investments                                                   804           554
Property and equipment, net                                              701           595
Other assets, net                                                      1,037           543
                                                                     -------        ------
          Total assets                                               $12,708        $8,917
                                                                     =======        ======

                           LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:

   Accounts payable                                                  $   348        $  249
   Income taxes payable                                                  522           410
   Accrued payroll and related expenses                                  466           391
   Other accrued liabilities                                           1,076           717
                                                                     -------        ------
          Total current liabilities                                    2,412         1,767

Minority interest                                                         44            43

Shareholders' equity:

   Preferred stock, no par value, 5 shares authorized:
     none issued or outstanding at May 1, 1999
     and July 25, 1998

   Common stock and additional paid-in capital,
     $0.001 par value, 2,700 shares authorized:
     1,607 shares issued and outstanding at
     May 1, 1999 and 1,563 at July 25, 1998                            4,847         3,220
   Retained earnings                                                   5,280         3,828
   Accumulated comprehensive income                                      125            59
                                                                     -------        ------
          Total shareholders' equity                                  10,252         7,107
                                                                     -------        ------
          Total liabilities and shareholders' equity                 $12,708        $8,917
                                                                     =======        ======



See notes to consolidated financial statements.

                               CISCO SYSTEMS, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (In millions)

                                                                           Nine Months Ended
                                                                       ------------------------
                                                                       May 1,         April 25,
                                                                        1999            1998
                                                                       -------        ---------
                                                                             (Unaudited)
Cash flows from operating activities:

Net income                                                             $ 1,452         $   859
Adjustments to reconcile net income to net cash
   provided by operating activities:
   Depreciation and amortization                                           334             229
   Deferred income taxes                                                  (164)            (89)
   Tax benefits from employee stock plans                                  679             282
   Purchased research and development from acquisitions                    298             426
   Change in operating assets and liabilities:

      Accounts receivable                                                   29             (94)
      Inventories                                                         (259)            (52)
      Prepaid expenses and other current assets                            (22)             31
      Income taxes payable                                                 110             107
      Accounts payable                                                      96              47
      Accrued payroll and related expenses                                  75              79
      Other accrued liabilities                                            328             159
                                                                       -------         -------
            Net cash provided by operating activities                    2,956           1,984
                                                                       -------         -------

Cash flows from investing activities:

   Purchases of short-term investments                                    (833)         (1,099)
   Proceeds from sales and maturities of short-term investments          1,179           1,373
   Purchases of investments                                             (3,977)         (2,015)
   Proceeds from sales of investments                                    1,338             821
   Purchases of restricted investments                                    (661)           (325)
   Proceeds from sales and maturities of restricted investments            408             202
   Acquisition of property and equipment                                  (377)           (282)
   Acquisition of Selsius Systems, net of
     purchased research and development                                    (19)
   Increase in lease receivables                                          (175)           (106)
   Other                                                                  (208)              9
                                                                       -------         -------
      Net cash used in investing activities                             (3,325)         (1,422)
                                                                       -------         -------

Cash flows from financing activities:

   Issuance of common stock                                                519             343
   Other                                                                     5              (4)
                                                                       -------         -------
      Net cash provided by financing activities                            524             339
                                                                       -------         -------

Net increase in cash and equivalents                                       155             901
Cash and equivalents, beginning of period                                  535             270
                                                                       -------         -------
Cash and equivalents, end of period                                    $   690         $ 1,171
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

Basis of Presentation

The accompanying financial data as of May 1, 1999 and July 25, 1998, and for the three and nine month periods ended May 1, 1999 and April 25, 1998, have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The July 25, 1998 balance sheet was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended July 25, 1998.

In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows as of May 1, 1999 and for the three and nine month periods ended May 1, 1999 and April 25, 1998, have been made. The results of operations for the period ended May 1, 1999 are not necessarily indicative of the operating results for the full year.

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

Share and per share data presented reflect the three-for-two stock splits effective September 1998 and December 1997. The data does not give effect to the two-for-one stock split that will be effective June 21, 1999.

Recent Accounting Pronouncements

In June 1997, the Financial Accounting Standards Board issued SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information" and in June 1998, issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", implementation of which has recently been delayed. Readers are referred to the "Recent Accounting Pronouncements" section of the Company's 1998 Annual Report to Shareholders for further discussion.

The Company adopted Statement of Position (SOP) No. 97-2, "Software Revenue Recognition," in the first quarter of fiscal year 1999 and its adoption had no material impact on the Company's results from operations or financial position.

                               CISCO SYSTEMS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.      BUSINESS COMBINATIONS

Purchase Combinations

The Company has made a number of purchase acquisitions. The consolidated financial statements include the operating results of each business from the date of acquisition. Pro forma results of operations have not been presented because the effects of these acquisitions were not material on either an individual or an aggregated basis.

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

In November, the Company completed its purchase of Summa Four, Inc. ("Summa Four"), a provider of programmable switch products. The Company's acquired technology consists of two existing programmable switch products and one programmable switch currently under development. Also in November, the Company completed its purchase of Clarity Wireless, Inc.("Clarity"), a developer of high-bandwidth wireless access technology for the computer networking and Internet access markets. The Company's acquired technology consists of two high-bandwidth access projects currently under development, patents and patents pending. Also in November, the Company completed its purchase of Selsius Systems, Inc.("Selsius"), a developer of voice over data network products. The Company's acquired technology consists of the core technology in Selsius' existing public broadcast exchange (PBX) system and technology currently under development for an enterprise-wide PBX system. Selsius' technology is focused on developing products that will deliver voice over data network solutions. In December, the Company acquired PipeLinks, Inc.("PipeLinks"), a developer of SONET/SDH routers. The Company's acquired technology consists of

                               CISCO SYSTEMS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

two research and development projects in process which are expected to result in the ability to transport both voice and IP(Internet Protocol) traffic over the same network.

Total purchased research and development expense was $390 million for the nine months ending May 1, 1999. The purchased research and development expense that was attributable to stock purchase acquisitions for the nine month period was $298 million and the purchased research and development expense attributable to the cash purchase transaction, consisting of Selsius only, was $92 million for the nine month period ended May 1, 1999.

Each of the completed purchase acquisition transactions is further outlined below:

Summary of purchase transactions (in millions):


                                                             Purchased
                                                             Research &         Form of Consideration and Other Notes to
        Entity Name                   Consideration      Development Charge                   Acquisition
        -----------                   -------------      ------------------     ----------------------------------------
Quarter Ended -
October 24, 1998
-----------------------
American Internet Corp.                    $ 56                 $41            Common stock and options assumed; goodwill and
                                                                               other intangibles recorded of $18

Quarter Ended -
January 23, 1999
----------------------
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

                               CISCO SYSTEMS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In April 1999, the Company announced a definitive agreement to acquire Amteva Technologies, Inc., a leading developer of middleware, which provides a unified means for enabling voicemail, fax and e-mail messages over an IP-based network. Under the terms of the agreement, shares of the Company's common stock and cash with an aggregate value of approximately $170 million will be exchanged for all outstanding shares and options of Amteva. This acquisition is expected to be completed in the fourth quarter.

Pooling of Interests Combinations

In April 1999, the Company announced a definitive agreement to acquire Fibex Systems("Fibex"), a developer in Integrated Access Digital Loop Carrier (IADLC) products, devices that combine traditional voice services with data services using Asynchronous Transfer Mode ("ATM") as the underlying architecture. Also in April, the Company announced a definitive agreement to acquire Sentient Networks, Inc.("Sentient"), a developer of high density ATM Circuit Emulation Service (CES) Gateway, which is capable of transporting circuit-based private line services across packet-based ATM networks. Under terms of the agreement, shares of the Company's common stock with an aggregate value of approximately $320 million and $125 million will be exchanged for all outstanding shares and options of Fibex and Sentient, respectively.

Also in April, the Company announced a definitive agreement to acquire GeoTel Communications Corp.("GeoTel"), a provider of software solutions for distributed voice call centers for enterprise and service provider customers. Under terms of the agreement, shares of the Company's common stock with an aggregate value of approximately $2 billion will be exchanged for all outstanding shares and options of GeoTel. These acquisitions are expected to be completed in the fourth quarter, subject to regulatory clearance and shareholder approval of the acquired companies.

                               CISCO SYSTEMS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.      BALANCE SHEET DETAIL
          (In millions)

        Inventories:                          May 1,       July 25,
                                               1999         1998
                                              -----        --------
                                            (Unaudited)
        Raw materials                          $ 118         $  76
        Work in process                          232           143
        Finished goods                           230           111
        Demonstration systems                     41            32
                                               -----         -----
                                               $ 621         $ 362
                                               =====         =====

        Intangible Assets:                    May 1,       July 25,
                                               1999         1998
                                              -----        --------
                                           (Unaudited)
        Gross intangible assets                $ 415         $ 200
        Less:  accumulated amortization          (71)          (30)
                                               =====         =====
                                               $ 344         $ 170
                                               =====         =====

Amortization expense for the three- and nine-month periods ended May 1, 1999 and April 25, 1998 was $19 million, $41 million, $4 million and $12 million, respectively.

5.      COMPREHENSIVE INCOME

The Company has adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income", as of the first quarter of fiscal 1999. SFAS No. 130 establishes new rules for the reporting and display of comprehensive income and its components, however, it has no impact on the Company's net income or total shareholders' equity.

                              CISCO SYSTEMS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


The components of comprehensive income, net of tax, are as follows (in millions):

                                               Three Months Ended        Nine Months Ended
                                               -------------------      --------------------
                                               May 1,     Apr. 25,      May 1,      Apr. 25,
                                                1999        1998         1999         1998
                                               ------     --------      ------      --------
Net income                                     $ 646         $65        $1,452        $ 859
Other comprehensive income (loss):
  Change in unrealized gain(loss) on
   investments, net                              (30)         20            62           13
  Change in accumulated translation
   adjustments                                    (6)          0             5           (5)
                                               -----         ---        ------        -----

Total comprehensive income                     $ 610         $85        $1,519        $ 867
                                               =====         ===        ======        =====

6.      INCOME TAXES

The Company paid income taxes of $221 million in the nine months ended May 1, 1999 and $389 million in the nine months ended April 25, 1998. The Company's income taxes currently payable for federal, state and foreign purposes have been reduced by the tax benefits of disqualifying dispositions of stock options. This benefit totaled $679 million in the first nine months of fiscal 1999, and was credited directly to shareholders' equity.

7.      SHAREHOLDERS' EQUITY AND STOCK SPLIT

All references to share and per-share data for all periods presented have been adjusted to give effect to the three-for-two stock splits effective September 1998 and December 1997. In May 1999, the Company's Board of Directors approved a two-for-one split of the Company's common stock that was applicable to shareholders of record on May 24, 1999 and is expected to be effective on June 21, 1999. Share and per-share data have not been adjusted to give effect to this latest stock split.

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

You should not place undue reliance on these forward-looking statements. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including the risks faced by us described below and elsewhere in this Quarterly Report, and in other documents we file with the SEC.

Net sales grew to $3.15 billion in the third quarter of 1999 from $2.18 billion in the third quarter of 1998. Net sales for the first nine months of 1999 were $8.56 billion, compared to $6.07 billion in the first nine months of 1998. The 44.1% increase in net sales between the two three-month periods and the 41.1% increase in net sales between the two nine-month periods was primarily a result of increasing unit sales of LAN switching products such as the Catalyst(R) 5000 family and the Catalyst(R) 2900 series of switches for smaller enterprise networks, access servers such as the Cisco 2600 and 3600 families, growth in the sales of add-on boards that provide increased functionality, and increased maintenance service contract sales. The sales growth rate for lower-priced access and switching products targeted toward small and medium-sized businesses has increased faster than that of the Company's high-end core router products. However, these products typically carry lower average selling prices. Additionally, sales of some of the Company's more established product lines, such as the Cisco 2500 and Cisco 4000 product families, have decreased as a percentage of total revenue. Sales to international customers increased to 42.5% in the third quarter of 1999 versus 41.8% for the third quarter of 1998. The increase reflects sales growth in certain international markets, particularly Germany and the United Kingdom. Sales growth in other markets, including Japan and certain countries in Latin America and Eastern Europe, have been negatively impacted by certain factors including weaker economic conditions, delayed government spending, a stronger dollar versus the local currencies, and slower adoption of networking technologies.

Gross margins decreased slightly to 65.0% in the third quarter of 1999 from 65.6% in the third quarter of 1998. Gross margins for the first nine months of 1999 were 65.2%, which also decreased slightly compared to the same period in 1998. The decrease in the quarterly period is due principally to the Company's continued shift in revenue mix towards its lower-margin products and the continued pricing pressure seen from competitors in certain product areas. The prices of component parts have fluctuated in the recent past, and the Company expects that this trend may continue. An increase in the price of component parts may have a material adverse impact on gross margins. The Company expects that gross margins will continue to decrease in the future, because it believes that the market for lower-margin remote access and switching products for small to medium-sized businesses will continue to increase at a faster rate than the market for the Company's higher-margin router and high-performance switching products. Additionally, as the Company focuses on new market opportunities, it faces increasing competitive pressure from large telecommunications equipment suppliers and well funded start-up companies, which may materially adversely affect gross margins. The Company is attempting to mitigate this trend through various means, such as increasing the functionality of its products, continued value engineering, controlling royalty costs, and improving manufacturing efficiencies. There can be no assurance that any efforts made by the Company in these and other areas will successfully offset decreasing margins.

Research and development expenses increased by $155 million in the third quarter of 1999 over the third quarter of 1998, an increase to 13.3% from 12.0% of net sales. Research and development expenses increased by $376 million in the first nine months of 1999 over the first nine months of 1998, an increase to 12.9% from 12.0% of net sales. The increase reflects the Company's ongoing research and development efforts in a wide variety of areas such as voice, video, and data integration, Digital Subscriber Line (DSL) technologies, cable modem technology, wireless access, dial access, enterprise switching, security, network management, and high-end routing technologies, among others. A significant portion of the increase was due to the addition of new personnel, partly through acquisitions, as well as higher expenditures on prototypes and depreciation on additional lab equipment. For the near future, research and development expenses are expected to increase at a rate similar to or slightly greater than the sales growth rate, as the Company invests in technology to address potential market opportunities. The Company also continues to purchase technology in order to bring a broad range of products to the market in a timely fashion. If the Company believes that it is unable to enter a particular market in a timely manner, with internally developed products, it may license technology from other businesses or acquire other businesses as an alternative to internal research and development. All of the Company's research and development costs are expensed as incurred.

Sales and marketing expenses increased by $235 million in the third quarter of 1999 over the third quarter of 1998, and increased $622 million in the first nine months of 1999 over the first nine months of 1998. This represents an increase from 18.9% to 20.6% of net sales for the quarter to quarter period and from 18.3% to 20.2% for the first nine months of each fiscal year. The increase is due principally to an increase in the size of the Company's direct sales force and its commissions, additional marketing and advertising costs associated with the introduction of new products and the expansion of distribution channels. The increase also reflects the Company's efforts to invest in certain key areas such as expansion of its end-to-end strategy and service provider coverage in order to position itself to take advantage of future market opportunities.

General and administrative expenses rose $38 million between the third quarters of 1999 and 1998, an increase to 3.3% from 3.1% of net sales. These expenses increased $98 million in the first nine months of 1999 over the first nine months of 1998, representing an increase from 3.0% to 3.3% of net sales. The increase primarily reflects increased levels of amortization for acquisition-related intangible assets. It is management's intent to keep general and administrative costs relatively constant as a percentage of net sales; however, this is dependent upon the level of acquisition activity and amortization of the resulting intangible assets, among other factors.

The amount expensed to purchased research and development in the first nine months of fiscal 1999 arose from the completed acquisitions of American Internet, Summa Four, Clarity, Selsius and PipeLinks (See also Note 3).

The fair value of the existing products and patents as well as the technology currently under development was determined by using the income approach, which discounts expected future cash flows to present value. The discount rates used in the present value calculations were typically derived from a weighted average cost of capital analysis, adjusted upward to reflect additional risks inherent in the development life cycle. These risk factors have increased the overall discount rate between 4% and 7.5% for acquisitions in the current year. The Company expects that the pricing model for products related to these acquisitions will be considered standard within the high-technology communications industry. However, the Company does not expect to achieve a material amount of expense reductions or synergies as a result of integrating the acquired in-process technology. Therefore, the valuation assumptions do not include significant anticipated cost savings. The Company expects that products incorporating the acquired technology from these acquisitions will be completed and begin to generate cash flows over the 6 to 9 months after integration. However, development of these technologies remains a significant risk to the Company due to the remaining effort to achieve technical viability, rapidly changing customer markets, uncertain standards for new products and significant competitive threats from numerous companies. The nature of the efforts to develop the acquired technology into commercially viable products consists principally of planning, designing and testing activities necessary to determine that the product can meet market expectations, including functionality and technical requirements. Failure to bring these products to market in a timely manner could result in a loss of market share, or a lost opportunity to capitalize on emerging markets, and could have a material adverse impact on the Company's business and operating results.

Regarding the Company's purchase acquisitions completed in fiscal 1998, actual results to date have been consistent, in all material respects, with the assumptions of the Company at the time of the acquisitions as they relate to the value of purchased in-process research and development. The assumptions primarily consist of an expected completion date for the in-process projects, estimated costs to complete the projects and revenue and expense projections once the products have entered the market. Products from these 1998 acquisitions have been introduced to the market in the last 6 - 9 months. Shipment volumes of products from acquired technologies are not material to the Company's overall position at the present time, therefore, it is difficult to determine the accuracy of overall revenue projections early in the technology or product lifecycle. Failure to achieve the expected levels of revenues and net income from these products will negatively impact the return on investment expected at the time that the acquisition was completed and potentially result in impairment of any other assets related to the development activities.

The following table summarizes the significant assumptions underlying the valuations in 1998 and 1999 and the development costs incurred by the Company in the periods after the respective acquisition date (in millions, except percentages):



                                                                                             Approximate
                                                                                             Development
                                                    Acquisition Assumptions                     Costs
                                         ---------------------------------------------       Incurred to
                                         Estimated Cost                                      Date After
                                          to Complete                                        Acquisition
                                         Technology at            Risk Adjusted              on Acquired
                                            Time of               Discount Rate              In-Process
         Entity Name                      Acquisition             In-Process R&D             Technology
         -----------                     --------------         --------------------        ------------
1998 Purchase Acquisitions
--------------------------

DAGAZ Technologies                            $10                       35%                     $10

Lightspeed International, Inc.                $13                       26%                     $15

WheelGroup Corp.                              $ 8                       24%                     $ 6

NetSpeed International, Inc.                  $12                       32%                     $16

CLASS Data Systems                            $ 3                       24%                     $ 2

1999 Purchase Acquisitions
--------------------------

American Internet Corp.                       $ 1                     24.9%                     $ 1

Summa Four, Inc.                              $ 5                     25.5%                     $ 4

Clarity Wireless, Inc.                        $42                       32%                     $ 6

Selsius Systems, Inc.                         $15                       31%                     $ 3

PipeLinks, Inc.                               $ 5                       31%                     $ 6

Recent Accounting Pronouncements

In June 1997, the Financial Accounting Standards Board issued SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information" and in June 1998, issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", implementation of which has recently been delayed. Readers are referred to the

"Recent Accounting Pronouncements" section of the Company's 1998 Annual Report to Shareholders for further discussion.

The Company adopted Statement of Position (SOP) No. 97-2, "Software Revenue Recognition," in the first quarter of fiscal year 1999 and its adoption had no material impact on the Company's results from operations or financial position.

Liquidity and Capital Resources

Cash and equivalents, short-term investments, and investments were $7.7 billion at May 1, 1999 an increase of $2.5 billion from July 25, 1998. The increase is primarily a result of cash generated by operations and financing activities, primarily the exercise of employee stock options. These cash flows were partially offset by cash outflows from operating activities including tax payments of approximately $221 million, and cash outflows from investing activities including capital expenditures of approximately $377 million.

Accounts receivable decreased 1.8% from July 25, 1998 to May 1, 1999. Days sales outstanding in receivables improved to 40 days at May 1, 1999 from 49 days at July 25, 1998. Inventories increased 71.5% between July 25, 1998 and May 1, 1999, which reflects the Company's new product introductions and continued growth in the Company's two-tiered distribution system. Inventory management remains an area of focus as the Company balances the need to maintain strategic inventory levels to ensure competitive lead times versus the risk of inventory obsolescence because of rapidly changing technology and customer requirements.

Accounts payable increased by 39.8% at May 1, 1999 over July 25, 1998 primarily due to increasing levels of raw material purchases. Other accrued liabilities increased by 50.1% primarily due to higher deferred revenue on service contracts.

At May 1, 1999, the Company had a line of credit totaling $500 million, which expires July 2002. There have been no borrowings under this facility.

The Company has entered into certain lease arrangements in San Jose, California, and Research Triangle Park, North Carolina, where it has established its headquarters operations and certain research and development and customer support activities. In connection with these transactions, the Company pledged $804 million of its investments as collateral for certain obligations of the leases. The Company anticipates that it will occupy more leased property in the future that will require similar pledged securities; however, the Company does not expect the impact of this activity to be material to liquidity.

The Company's management believes that its current cash and equivalents, short-term investments, line of credit, and cash generated from operations will satisfy its expected working capital and capital expenditure requirements through fiscal 1999.


                                  RISK FACTORS

CISCO IS EXPOSED TO FLUCTUATIONS IN THE EXCHANGE RATES OF FOREIGN CURRENCY

As a global concern, Cisco faces exposure to adverse movements in foreign currency exchange rates. These exposures may change over time as business practices evolve and could have a material adverse impact on Cisco's financial results. Historically, Cisco's primary exposures related to nondollar-denominated sales in Japan, Canada, and Australia and nondollar-denominated operating expenses in Europe, Latin America, and Asia where it sells primarily in U.S. dollars. Additionally, Cisco has recently seen its exposures to emerging market currencies, such as the Brazilian Real and Russian Ruble, among others, increase because of Cisco's expanding presence in these markets and the extreme currency volatility. Cisco currently does not hedge against these or any other emerging market currencies and could suffer unanticipated gains or losses as a result.

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

CISCO IS EXPOSED TO THE CREDIT RISK OF SOME OF ITS CUSTOMERS AND TO CREDIT EXPOSURES IN WEAKENED MARKETS

Cisco is experiencing a greater proportion of its sales activity through its partners in two-tier distribution channels. These customers are generally given privileges to return inventory, receive credits for changes in Cisco's selling prices and participate in cooperative marketing programs. Cisco maintains appropriate accruals and allowances for such exposures. However, such partners tend to have access to more limited financial resources than other resellers and end user customers and therefore represent potential sources of increased credit risk. Cisco is experiencing increased demands for customer financing and leasing solutions, particularly to competitive local exchange carriers ("CLEC's"). CLEC's typically finance significant networking infrastructure deployments through alternative forms of financing, including leasing, through Cisco. Although Cisco has programs in place to monitor and mitigate the associated risk, there can no assurance that such programs will alleviate all credit risk to the Company. Cisco also continues to monitor increased credit exposures because of the weakened financial conditions in Asia, and other emerging market regions, and the impact that such conditions may have on the worldwide economy. Although Cisco has not experienced significant losses due to customers failing to meet their obligations to date, such losses, if incurred, could harm our business and financial position.

CISCO IS EXPOSED TO FLUCTUATIONS IN THE MARKET VALUES OF ITS PORTFOLIO INVESTMENTS AND IN INTEREST RATES

Cisco maintains investment portfolio holdings of various issuers, types and maturities. These securities are generally classified as available for sale, and consequently, are recorded on the balance sheet at fair value with unrealized gains or losses reported as a separate component of accumulated comprehensive income, net of tax. Part of this portfolio includes minority equity investments in several publicly-traded companies, the values of which are subject to market price volatility. Cisco has also invested in numerous privately-held companies, many of which can still be considered in the start-up or development stage. These investments are inherently risky as the market for the technologies or products they have under development are typically in the early stages and may never materialize. This could result in Cisco losing up to its entire initial investment. Cisco also has certain real estate lease commitments with payments tied to short-term interest rates. At any time, a sharp rise in interest rates could have a material adverse impact on the fair value of Cisco's investment portfolio while increasing the costs associated with its lease commitments. Conversely, declines in interest rates could have a material impact on interest earnings for Cisco's investment portfolio. Cisco does not currently hedge these interest rate exposures.

CISCO EXPECTS TO MAKE FUTURE ACQUISITIONS WHERE ADVISABLE AND ACQUISITIONS INVOLVE NUMEROUS RISKS.

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

Mergers and acquisitions of high-technology companies are inherently risky, and no assurance can be given that Cisco's previous or future acquisitions will be successful and will not adversely affect Cisco's financial condition or results of operations.

Cisco must also maintain its ability to manage any such growth effectively. Failure to manage growth effectively and successfully integrate acquisitions made by Cisco could harm Cisco's business and operating results.

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

As a result of recent unfavorable economic conditions, sales to certain countries in the Pacific Rim, Eastern Europe, and Latin America, have declined as a percentage of Cisco's total revenue. If the economic conditions in these markets, or other markets which recently experienced unfavorable conditions worsen, or if these unfavorable conditions result in a wider regional or global economic slowdown, this decline may have a material adverse impact on Cisco's business, operations and financial condition.

Recent actions and comments from the Securities and Exchange Commission have indicated they are reviewing the current valuation methodology of purchased in-process research and development related to business combinations. The Commission is concerned that some companies are writing off more of the value of an acquisition than is appropriate. Cisco believes it is in compliance with all of the rules and related guidance as they currently exist. However, there can be no assurance that the Commission will not seek to reduce the amount of purchased in-process research and development previously expensed by Cisco. This would result in the restatement of previously filed financial statements of Cisco and could have a material negative impact on financial results for the periods subsequent to acquisitions. Additionally, the Financial Accounting Standards Board ("FASB") has announced that it plans to rescind the pooling of interests method of acquisition accounting. If this occurs, it could alter Cisco's acquisition strategy and potentially impair its ability to acquire companies. The FASB has also announced that it is reviewing the current accounting rules associated with stock options. The FASB is concerned that current practice, as outlined in Accounting Principles Board No. 25 (APB25), does not accurately reflect appropriate compensation expense under a variety of scenarios, including the assumption of option plans from acquired companies. The changes proposed could alter Cisco's practices of annual stock option grants and the assumption of stock option plans of acquired companies. Any change in these business practices could make it more difficult to attract and retain qualified personnel.

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

Contingency plans are being developed in certain key areas, in particular surrounding third party manufacturers and other suppliers, to ensure that any potential business interruptions caused by the Year 2000 issue are mitigated. Such contingency plans include identification of alternative sources of supply and test exercises to ensure that such alternatives are able to provide Cisco with an adequate level of support. These plans are expected to be developed by the end of June 1999 and will be tested in the six months beginning in July 1999, prior to the year 2000.

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

o the ability to provide added value features such as security, reliability, and investment protection; and

o       market presence.

Cisco also faces competition from customers it licenses technology to and suppliers from whom it transfers technology. Networking's inherent nature requires interoperability. As such, Cisco must cooperate, and at the same time compete, with these companies. Cisco's inability to effectively manage these complicated relationships with customers and suppliers could have a material adverse effect on Cisco's business, operating results, and financial condition.

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

CISCO FACES RISKS FROM THE UNCERTAINTIES OF REGULATION OF THE INTERNET

There are currently few laws or regulations that apply directly to access or commerce on the Internet. Cisco could be materially adversely affected by regulation in any country where Cisco operates, on such technology as voice over the Internet, encryption technology and access charges for Internet service providers, as well as the continuing deregulation of the telecommunication industry. The adoption of such measures could decrease demand for Cisco's products, and at the same time increase Cisco's cost of selling its products. Changes in laws or regulations governing the Internet and Internet commerce could have a material adverse effect on Cisco's business, operating results and financial condition.

THE ENTRANCE INTO NEW OR DEVELOPING MARKETS EXPOSES OUR BUSINESS AND OPERATIONS TO RISKS.

As Cisco focuses on new market opportunities, such as transporting voice, video, and data traffic across the same network, it will increasingly compete with large telecommunications equipment suppliers such as Lucent, Ericsson and Nortel, among others, and several well funded start-up companies. Several of Cisco's current and potential competitors have greater financial, marketing and technical resources than Cisco. Additionally, as customers in these markets complete infrastructure deployments, they may require greater levels of service, support and financing than Cisco has experienced in the past. Cisco has not entered into a material amount of labor intensive service contracts which require significant production or customization. However, Cisco expects that demand for these types of service contracts will increase in the future. There can be no assurance that Cisco can provide products, service, support and financing to effectively compete for these market opportunities. Further, provision of greater levels of services by Cisco may result in less favorable name recognition treatment than has historically been experienced.

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

CISCO IS SUBJECT TO RISKS ASSOCIATED WITH STRATEGIC ALLIANCES

Cisco has a number of strategic alliances with companies including Microsoft, Hewlett-Packard, EDS, Sprint and Motorola, among others. These arrangements are generally limited to specific projects, the goal of which is generally to facilitate product compatibility and adoption of industry standards. If successful, these relationships will be mutually beneficial and result in industry growth. However, these alliances carry an element of risk because, in most cases, Cisco must compete in some business areas with a company with which it has strategic alliances and, at the same time, cooperate with such company in other business areas. Also, if these companies fail to perform, or if these relationships fail to materialize as expected, Cisco could suffer delays in product development or other operational difficulties.

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

CISCO FACES RISKS ASSOCIATED WITH CHANGES IN TELECOMMUNICATION REGULATION AND TARIFFS

Changes in domestic and international telecommunication requirements could affect Cisco's sales of its products. In particular, Cisco believes it is possible that there may be significant changes in domestic telecommunications regulations in the near future that could slow the expansion of the service providers' network infrastructures and adversely affect Cisco's business, operating results and financial condition. Future changes in tariffs by regulatory agencies or application of tariff requirements to currently untariffed services could affect the sales of Cisco's products for certain classes of customers. Additionally, in the U.S. Cisco's products must comply with various Federal Communication Commission requirements and regulations. In countries outside of the U.S., Cisco's products must meet various requirements of local telecommunications authorities. Changes in tariffs, or failure by Cisco to obtain timely approval of products could have a material adverse effect on Cisco's business, operating results and financial condition.

CISCO'S BUSINESS IS SUBJECT TO RISKS FROM INTERNATIONAL OPERATIONS

Cisco conducts business globally. Accordingly, Cisco's future results could be adversely affected by a variety of uncontrollable and changing factors including foreign currency exchange rates; regulatory, political or economic conditions in a specific country or region; trade protection measures and other regulatory requirements; government spending patterns; and natural disasters, among other factors. In fiscal 1998, Cisco experienced slower sales growth in Japan, as well as in certain other parts of Asia. Any or all of these factors could have a material adverse impact on Cisco's future international business in these or other countries.

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

                           PART II. OTHER INFORMATION

ITEM 6. EXHIBIT AND REPORTS ON FORM 8-K

        (a)     Exhibit

                27      Financial data schedule

        (b)     Reports on Form 8-K

                None

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        Cisco Systems, Inc.

Date:  June 11, 1999                    By /s/ Larry R. Carter
                                           -------------------------------------
                                           Larry R. Carter,
                                           Senior Vice President Finance, and
                                           Chief Financial Officer
                                           (Principal Financial and
                                           Accounting Officer)

                               INDEX TO EXHIBITS

Exhibit
-------
  27      Financial data schedule