Form 10-K405
period 1999-07-31
CISCO SYSTEMS INC
filed 1999-09-28
CIK 858877

                                    FORM 10-K
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(Mark one)

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended July 31, 1999

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ________ to
     ________

     Commission file number 0-18225

                           CISCO SYSTEMS, INC.
             (Exact name of registrant as specified in its charter)

           California                                   77-0059951
----------------------------------------            -------------------
(State or other jurisdiction of                       (IRS Employer
  incorporation or organization)                    Identification No.)

       170 West Tasman Drive
        San Jose, California                                 95134
----------------------------------------          -----------------------
(Address of principal executive offices)              (Zip Code)

     Registrant's telephone number, including area code (408) 526-4000

     Securities registered pursuant to Section 12(b) of the Act: None

     Securities registered pursuant to Section 12(g) of the Act:

                                                  Name of each exchange
        Title of each class                        on which registered
        -------------------                       ----------------------
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
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

As of September 20, 1999, the approximate aggregate market value of voting stock held by non-affiliates of the registrant was $ 235,936,179,459 (based upon the closing price for shares of the Registrant's Common Stock as reported by the National Market System of the National Association of Securities Dealers Automated Quotation System on that date). Shares of Common Stock held by each officer, director, and holder of 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes. As of September 20, 1999, 3,297,512,440 shares of registrant's common stock were outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

(1) Portions of the registrant's Annual Report to Shareholders for its fiscal year ended July 31, 1999 are incorporated by reference into Part I and Part II of this Annual Report on Form 10-K where indicated.

(2) Portions of the Registrant's Proxy Statement related to the 1999 Annual Meeting of Shareholders, to be held on November 10, 1999, are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. The table of exhibits filed appears at page 28.

                                     PART I

ITEM 1.   BUSINESS

          GENERAL

Certain statements contained in this Annual Report on Form 10-K, including, without limitation, statements containing the words "believes," "anticipates," "estimates," "expects," and words of similar import, constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Readers are referred to the "Risk Factors" section of the "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained in Cisco Systems, Inc.'s 1999 Annual Report to Shareholders, which section is incorporated herein by reference, as well as the "Risk Factors" section contained herein, which identify important risk factors that could cause actual results to differ materially from those contained in the forward looking statements.

Cisco Systems, Inc. and its subsidiaries (together with its subsidiaries "Cisco", or the "Company") is the worldwide leader in networking for the Internet. Cisco creates hardware and software solutions that link computer networks so that people have easy access to information without regard to differences in time, place, or type of computer system.

The Company markets its products through its direct sales force, single and two-tier distributors, value-added resellers, service providers, and system integrators. This multiple-channel approach allows customers to select the channel that addresses their specific needs and provides the Company with broad coverage of worldwide markets.

Cisco was incorporated in California in December 1984 and is headquartered in San Jose. The mailing address for the Company's headquarters is 170 West Tasman Drive, San Jose, California, 95134, and its telephone number at that location is 408 526-4000. Cisco can also be reached at its Web site http://www.cisco.com.

END-TO-END NETWORKING SOLUTIONS

The Cisco strategy is to provide end-to-end networking solutions to help its customers improve productivity and gain a competitive advantage in today's global economy. Cisco helps its customers build their own network infrastructure while also providing tools to allow them to communicate to their suppliers' or vendors' networks. An end-to-end networking solution provides a common technical architecture that allows network services to be consistently provided to all users on the network.

Cisco's product portfolio offers a broad range of end-to-end networking products and services. Products are used individually or in combinations to connect computing devices to networks or computer networks with each other -- whether they are within a building, across a campus, or around the world. The Company's breadth of product offerings enables it to configure hardware and software features to meet customer requirements. Many of the Company's products are easily upgraded, offering customers the option to expand their networks as their needs grow.

The Company is now also delivering video and voice capabilities in its products, allowing customers to transition their data networks to a single multiservice data, voice, and video network.


Cisco product offerings fall into several categories:

Routing

Routing is a foundation technology for computer networking. Routers move information from one network to another, applying intelligence in the process to ensure that the information reaches its destination securely and in the fastest way possible. Cisco offers a broad range of routers, including the Cisco 12000 gigabit switch router (GSR) series, the Cisco 7500 series, the Cisco 4000 series, and the Cisco 8500, 3600, 2600, 2500, 1000, and 700 product families.

Switching

Switching is another important networking technology that is used in both local-area networks (LANs) and wide-area networks (WANs). Cisco's switching strategy is designed to help users migrate from traditional shared LANs to fully switched networks by delivering products that support the varying levels of flexibility and cost-effectiveness required for today's desktop, workgroup, and backbone applications. Cisco solutions employ all widely used switching technologies -- Ethernet, Gigabit Ethernet, Token Ring, and Asynchronous Transfer Mode (ATM). Cisco LAN switching products include the Catalyst(R) product family, and its WAN switching products include the IGX(TM), BPX(R), TGX, and MGX(TM) families.

Access

Today, people need to access their computers and communicate from the home, from remote locations, and while traveling. Cisco access solutions give groups and individuals who are remotely located similar levels of connectivity and information access as they would have if they were located at the company's head office. Asynchronous and Integrated Services Digital Network (ISDN) remote-access routers, dialup access servers, Digital Subscriber Line (DSL) technologies, and cable universal broadband routers provide telecommuters and mobile workers with Internet access and branch-office connectivity. The Company's access products include the AS5000 family of access servers, the Cisco 6100 and 6200 lines of Digital Subscriber Line Access Multiplexers (DSLAM), and the Cisco uBR7200 Universal Broadband Router cable head-end equipment; access routers such as the Cisco 6000, 4000, 3800, 3600, 2600, 2500, 1700, 1600, 1000,
800, and 700 families, and the Cisco ISR 3303 Integrated SONET/SDH Router, and network security and management software.

Systems Network Architecture (SNA)/LAN

Most large organizations have existing IBM computing systems that use the Systems Network Architecture (SNA) networking method as well as LANs based on open network architectures (such as the Transmission Control Protocol/Internet Protocol (TCP/IP)). Increasingly, network managers want to combine these two networks into a single network that leverages existing investments. Cisco provides a broad range of products and solutions for the IBM marketplace that maximize availability, scalability, performance, flexibility, and management. Much of this functionality is available through Cisco IOS(R) software, which provides IBM networks with a clear migration path to the future while protecting investments in existing equipment and applications.

Internet Services

Cisco offers end-to-end Internet services to improve a network manager's ability to cope with challenges posed by the growing popularity of the Internet, such as network traffic volume and network address shortages. Cisco Internet Service Units (ISUs) drive architectural consistency across the Company by focusing on standards-based services between clients and servers such as end-to-end quality of service (QoS) and end-to-end security. Cisco Internet Services products include: the PIX Firewall family, which prevents unauthorized access to a network; the NetSonar(TM) System, which scans the network for security risks; the NetRanger(R) System, which detects and responds to unauthorized activity or network attacks; Cisco Secure VPN Client 1.0, which ensures data privacy when accessing the network remotely; Cisco LocalDirector, Cisco Cache Engine, and Cisco DistributedDirector, which balance the load between multiple servers to enable timely access and to eliminate redundant Internet content; and the Cisco Server Suite 1000, which consists of server applications with a graphical user interface (GUI).

Cisco IOS Software

Cisco IOS Software is the common networking software product deployed across a broad spectrum of Cisco systems for an integrated solution. Cisco IOS software delivers intelligent network services -- such as QoS, load-balancing and multicast functions -- that enable customers to build a flexible network infrastructure that is scalable, reliable, and secure. These intelligent network services also support next-generation Internet applications.

Among the emerging types of applications that require these features are on-demand media, electronic commerce services, real-time trading, and distance-learning activities. These applications form the foundation for new business models that increase competition, improve customer service, and reduce the cost of network services.

Network Management Software

Cisco is extending its leading Internet business practices to its network management vision and products. For example, Cisco Assured Network Services
(ANS) is the Company's vision and strategy for enterprise network management. This initiative combines the power of the Internet with access to Cisco's networking expertise to deliver enterprise-wide network availability, performance, and security. ANS ties together all Cisco network management applications, on-line knowledge base, and enterprise network infrastructure devices. One component of this initiative is CiscoWorks2000, a family of products based on Internet standards that enables enterprise customers to better control their large, complex, and heterogeneous networks and devices.

In order for service providers to profit from increasing new business opportunities, services must be carefully planned, quickly provisioned, efficiently operated, and accurately billed. The Cisco Service Management (CSM) system is a network service and delivery management system that provides a modular suite of service management products integrated within a common and scalable infrastructure. CSM enables service providers to effectively deploy, monitor, and manage these new network services, while potentially increasing revenue and reducing cost.

Cisco recently created a new business group focused on building software solutions to expand the Company's technology offerings into messaging and call centers, and extend Cisco's presence in the broader market for intelligent customer contact software applications. Software applications from this team will provide end users with the ability to unify voicemail, email and fax traffic into a single mailbox accessible over an Internet-based network independent of location, time or device. And, when calling in for customer support, they will be connected to the best available customer service representative regardless of physical location.

CUSTOMERS AND MARKETS

Networking needs are influenced by a number of factors, including the size of the organization, number and types of computer systems, geographic locations, and the applications requiring data communications. The Cisco customer base is not concentrated in any particular industry, and in each of the past five fiscal years no single customer has accounted for 10 percent or more of the Company's net sales. For additional information regarding segment information for the Company, see Note 11, "Segment Information and Major Customers," on page 52 of the Company's 1999 Annual Report to Shareholders, which is incorporated by reference herein.

The Cisco market strategy addresses four main customer profiles:

Enterprise

Enterprise customers generally are large organizations with 500 or more employees with complex networking needs, usually spanning multiple locations and types of computer systems. Enterprise customers include corporations, government agencies, utilities, and educational institutions.

Service Providers

These customers provide data, voice, and video communication services to businesses and consumers. They include national and international regional and long distance telecommunications carriers, as well as Internet, cable, and wireless service providers.

Small/Medium-Sized Businesses

These customers have less than 500 employees and a need for networks of their own, as well as connection to the Internet and to business partners. However, these customers generally have limited expertise in networking technology; therefore, the Company attempts to provide products that are affordable and easy to install and use.

Consumers

Consumers have a need for networking devices and services to connect them to the Internet from within the home. In addition, some advanced consumers will network together a range of devices within their home, linking together such devices as PCs, TV, phone, fax, and more, into an integrated personal network. Internet access services are provided to them through regional carriers and Internet Service Providers (ISPs).

Cisco Sales Overview

The Company's worldwide direct sales organization at August 28, 1999 consisted of approximately 7,200 individuals, including managers, sales representatives, and technical support personnel. The Company has approximately 105 field sales offices providing coverage throughout the United States.

Additionally, the Company's international sales are currently being made through multiple channels including approximately 120 international distributors and resellers throughout the world. These international distributors provide system installation, technical support, and follow-up services to end customers. Generally, the Company's international distributors have nonexclusive, country-wide agreements. For additional information regarding the Company's international sales see Note 11, "Segment Information and Major Customers," on page 52 of the Company's 1999 Annual Report to Shareholders, which is incorporated by reference herein.

ACQUISITIONS, INVESTMENTS AND ALLIANCES

The end-to-end networking strategy pursued by Cisco requires a wide variety of technologies, products, and capabilities. The combination of complexity and rapid change make it difficult for one company, no matter how large, to develop all technological solutions alone. Acquisitions, investments, and alliances are tools used by the Company to fill gaps in its offerings and enable it to deliver complete solutions to its customers and prospects in target markets.

Satisfying customers' networking needs requires a constant monitoring of market and technology trends, plus an ability to act quickly. Cisco has a four-part approach to satisfying the need for new or enhanced networking products and solutions. In order of preference, the approach is to develop new technologies and products internally; enter into joint-development efforts with other companies; resell another company's product; and acquire all or part of another company.

Acquisitions involve numerous risks, which are more fully discussed in the "Risk Factors" section of this report.

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

Each of the Company's acquisitions has furthered the Company's commitment to providing an end-to-end solution. The Company now has a broad set of product offerings and technologies, which include Ethernet, Gigabit Ethernet, Token Ring, ATM switching, SONET/SDH, xDSL, dial, converged data, voice, and video technologies, call center and unified messaging solutions, network security, and network management software solutions, among others.

MINORITY INVESTMENTS

The Company makes minority investments in companies that build complementary technology to Cisco products, and by investing in new ventures Cisco strengthens its partnerships with such companies. Together, Cisco and its portfolio companies can offer more complete solutions to the market.

STRATEGIC ALLIANCES

Cisco pursues strategic alliances with other industry leaders in areas where collaboration can produce industry advancement and acceleration of new markets. The objectives and goals for a strategic alliance can include one or more of the following: technology exchange, product development, joint marketing and sales, and new-market creation. This year, Cisco expanded its relationships with Microsoft, Hewlett-Packard, Intel, and Sprint and created new alliances with KPMG, IBM, Telcordia, Motorola, and Portal Software. We also extended our business alliances with Fujitsu and Japan Telecom, while announcing strategic relationships with USWest and NTT, among others.

BACKLOG

The Company's backlog on September 20, 1999 was approximately $922 million compared with an approximate backlog of $693 million at September 19, 1998. The Company includes in its backlog only orders confirmed with a purchase order for products to be shipped within 120 days to customers with approved credit status. Because of the generally short cycle between order and shipment, and occasional customer changes in delivery schedules or cancellation of orders (which are made without significant penalty), the Company does not believe that its backlog, as of any particular date, is necessarily indicative of actual net sales for any future period.

COMPETITION

Cisco competes in the internet infrastructure market, providing solutions for transporting data, voice, and video traffic across intranets, extranets, and the Internet. The market is characterized by rapid growth, converging technologies, and a conversion to new world solutions that offer superior advantages. These market factors represent both an opportunity and a competitive threat to Cisco. The Company competes with numerous vendors in each product category. Cisco expects that the overall number of competitors providing niche product solutions will increase due to the market's attractive growth. On the other hand, the Company expects the number of vendors supplying end-to-end solutions will decrease, due to the rapid pace of acquisitions in the industry. The Company believes its primary competition will be from a few large suppliers of end-to-end solutions.

Cisco's competitors include Lucent, Nortel, Ericsson, 3Com, Cabletron, Alcatel and Juniper. Some of the Company's competitors compete across many of Cisco's product lines, while others do not offer as wide a breadth of solutions. Several of the Company's current and potential competitors have greater financial, marketing and technical resources than the Company.

The principal competitive factors in the markets in which the Company presently competes and may compete in the future are:

o    price
o    performance
o    the ability to provide end-to-end solutions and support
o    conformance to standards
o the ability to provide added value features such as security, reliability, and investment protection and
o    market presence

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

RESEARCH AND DEVELOPMENT

The Company continues to enhance and extend its product lines with new product and feature introductions including optical networking, data, voice, and video integration, Virtual Private Networking (VPN), Digital Subscriber Line (DSL), cable modem, gigabit switching, security, and network management, among others.

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

In fiscal 1999, 1998, and 1997, the Company's research and development expenditures were approximately $1,594 million, $1,026 million, and $702 million, respectively. All of the Company's expenditures for research and development costs, as well as purchased in-process research and development of approximately $471 million, $594 million, and $508 million in fiscal 1999, 1998, and 1997, respectively, have been expensed as incurred.

MANUFACTURING

The Company's manufacturing operations consist primarily of quality assurance of materials, components, and subassemblies. Additionally, the Company performs final assembly and test. The Company presently uses a variety of independent third-party companies to perform printed circuit board assembly, in circuit test, and product repair. The Company and its single enterprise partners install proprietary software on electronically programmable memory chips installed in its systems in order to configure products to customer needs and to maintain quality control and security. The manufacturing process enables the Company to configure the hardware and software in unique combinations to meet a wide variety of individual customer requirements. The Company and its single enterprise partners also use automated testing equipment and "burn-in" procedures, as well as comprehensive inspection, testing, and statistical process control, to assure the quality and reliability of its products. The Company's and its partners' manufacturing processes and procedures are ISO 9001 certified.

PATENTS, INTELLECTUAL PROPERTY AND LICENSING

Cisco's success is dependent upon its proprietary technology. Cisco generally relies upon patents, copyrights, trademarks, and trade secret laws to establish and maintain its proprietary rights in its technology and products. Cisco has a program to file applications for and obtain patents in the United States and in selected foreign countries where a potential market for Cisco's products exists. Cisco has been issued a number of patents; other patent applications are currently pending. There can be no assurance that any of these patents will not be challenged, invalidated or circumvented, or that any rights granted thereunder will provide competitive advantages to Cisco. In addition, there can be no assurance that patents will be issued from pending applications, or that claims allowed on any future patents will be sufficiently broad to protect Cisco's technology. In addition, the laws of some foreign countries may not permit the protection of Cisco's proprietary rights to the same extent as do the laws of the United States. Although Cisco believes the protection afforded by its patents, patent applications, copyrights and trademarks has value, the rapidly changing technology in the networking industry makes Cisco's future success dependent primarily on the innovative skills, technological expertise, and management abilities of its employees rather than on patent, copyright, and trademark protection.

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

RISK FACTORS

Our business and the value of our stock is subject to a number of risks. Some of those risks are described above and certain additional risks are set forth below. Other risks are presented in the "Risk Factors" section on pages 27-32 of our Annual Report to Shareholders for the year ended July 31, 1999, which pages we incorporated herein by reference.

WE EXPECT TO MAKE FUTURE ACQUISITIONS WHERE ADVISABLE AND ACQUISITIONS INVOLVE NUMEROUS RISKS

The networking business is highly competitive, and as such, our growth is dependent upon market growth and our ability to enhance our existing products and introduce new products on a timely basis. One of the ways we have addressed and will continue to address the need to develop new products is through acquisitions of other companies.

Acquisitions involve numerous risks, including the following:

o difficulties in integration of the operations, technologies, and products of the acquired companies;
o the risk of diverting management's attention from normal daily operations of the business;
o potential difficulties in completing projects associated with purchased in-process research and development;
o risks of entering markets in which we have no or limited direct prior experience and where competitors in such markets have stronger market positions; and
o    the potential loss of key employees of the acquired company.

Mergers and acquisitions of high-technology companies are inherently risky, and no assurance can be given that our previous or future acquisitions will be successful and will not materially adversely affect our business, operating results or financial condition.

We must also maintain our ability to manage any such growth effectively. Failure to manage growth effectively and successfully integrate acquisitions made by us could materially harm our business and operating results.

WE FACE RISKS FROM THE UNCERTAINTIES OF REGULATION OF THE INTERNET

There are currently few laws or regulations that apply directly to access or commerce on the Internet. We could be materially adversely affected by regulation in any country where we operate, on such technology as voice over the Internet, encryption technology and access charges for Internet service providers, as well as the continuing deregulation of the telecommunication industry. The adoption of such measures could decrease demand for our products, and at the same time increase our cost of selling our products. Changes in laws or regulations governing the Internet and Internet commerce could have a material adverse effect on our business, operating results and financial condition.

THE ENTRANCE INTO NEW OR DEVELOPING MARKETS EXPOSES OUR BUSINESS AND OPERATIONS TO RISKS

As we focus on new market opportunities, such as transporting data, voice, and video traffic across the same network, we will increasingly compete with large telecommunications equipment suppliers such as Lucent, Ericsson and Nortel, among others, and several well-funded start-up companies. Several of our current and potential competitors have greater financial, marketing and technical resources than we do. Additionally, as customers in these markets complete infrastructure deployments, they may require greater levels of service, support and financing than we have experienced in the past. We have not entered into a material amount of labor intensive service contracts which require significant production or customization. However, we expect that demand for these types of service contracts will increase in the future. There can be no assurance that we can provide products, service, support and financing to effectively compete for these market opportunities. Further, provision of greater levels of services by us may result in less favorable timing of revenue recognition than we have historically experienced.

WE ARE DEPENDENT UPON THE ABILITY OF SUPPLIERS TO DELIVER PARTS ON TIME

Our growth and ability to meet customer demands also depend in part on our ability to obtain timely deliveries of parts from our suppliers. We have experienced component shortages in the past that have adversely affected our operations. Although we work closely with our suppliers to avoid these types of shortages, there can be no assurances that we will not encounter these problems in the future.

THE LOCATION OF OUR FACILITIES SUBJECTS US TO THE RISK OF EARTHQUAKES AND FLOODS

Our corporate headquarters, including most of our research and development operations and our manufacturing facilities, are located in the Silicon Valley area of Northern California, a region known for seismic activity. Additionally, one of our manufacturing facilities is located near a river that has experienced flooding in the past. A significant natural disaster, such as an earthquake or a flood, could have a material adverse impact on our business, financial condition and operating results.

WE DEPEND UPON THE DEVELOPMENT OF NEW PRODUCTS AND ARE SUBJECT TO RAPID CHANGES IN TECHNOLOGY AND THE MARKET

Our operating results will depend to a significant extent on our ability to reduce the costs to produce existing products. In particular, we broadened our product line by introducing network access products. Sales of these products, which are generally lower priced and carry lower margins than our core products, have increased more rapidly than sales of our core products. The success of these and other new products is dependent on several factors, including proper new product definition, product cost, timely completion and introduction of new products, differentiation of new products from those of our competitors and market acceptance of these products. The markets for our products are characterized by rapidly changing technology, evolving industry standards, frequent new product introductions, and evolving methods of building and operating networks. There can be no assurance that we will successfully identify new product opportunities, develop and bring new products to market in a timely manner, and achieve market acceptance of our products or that products and technologies developed by others will not render our products or technologies obsolete or noncompetitive.

WE ARE SUBJECT TO RISKS ASSOCIATED WITH STRATEGIC ALLIANCES

We have a number of strategic alliances with companies including Microsoft, Hewlett-Packard, EDS, Sprint and Motorola, among others. These arrangements are generally limited to specific projects, the goal of which is generally to facilitate product compatibility and adoption of industry standards. If successful, these relationships will be mutually beneficial and result in industry growth. However, these alliances carry an element of risk because, in most cases, we must compete in some business areas with a company with which we have strategic alliances and, at the same time, cooperate with such company in other business areas. Also, if these companies fail to perform, or if these relationships fail to materialize as expected, we could suffer delays in product development or other operational difficulties.

THE INDUSTRY IN WHICH WE COMPETE IS SUBJECT TO CONSOLIDATION

There has been a trend toward industry consolidation for several years, which has continued during fiscal 1999. We expect this trend toward industry consolidation to continue as companies attempt to strengthen or hold their market positions in an evolving industry. We believe that industry consolidation may provide stronger competitors that are better able to compete as sole-source vendors for customers. This could lead to more variability in operating results as we compete to be a single vendor solution and could have a material adverse effect on our business, operating results and financial condition.

SALES IN THE SERVICE PROVIDER MARKET ARE SUBJECT TO VARIATION

Although sales to the service provider market have grown historically, this market is characterized by large, and often sporadic purchases. Sales activity in this industry depends upon the stage of completion of expanding network infrastructures, the availability of funding, and the extent that service providers are affected by regulatory and business conditions in the country of operations. A decline or delay in sales orders from this industry could have a material adverse effect on our business, operating results and financial condition.

WE ARE SUBJECT TO RISKS ASSOCIATED WITH THE MANUFACTURE OF PARTS AND COMPONENTS OF OUR PRODUCTS

Although we generally use standard parts and components for our products, certain components are presently available only from a single source or limited sources. A reduction or interruption in supply or a significant increase in the price of one or more components would adversely affect our business, operating results and financial condition and could materially damage customer relationships.

WE FACE RISKS ASSOCIATED WITH CHANGES IN TELECOMMUNICATION REGULATION AND
TARIFFS

Changes in domestic and international telecommunication requirements could affect the sales of our products. In particular, we believe it is possible that there may be significant changes in domestic telecommunications regulation in the near future that could slow the expansion of the service providers' network infrastructures and materially adversely affect our business, operating results and financial condition. Future changes in tariffs by regulatory agencies or application of tariff requirements to currently untariffed services could affect the sales of our products for certain classes of customers. Additionally, in the U.S. our products must comply with various Federal Communication Commission requirements and regulations. In countries outside of the U.S., our products must meet various requirements of local telecommunications authorities. Changes in tariffs, or failure by us to obtain timely approval of products could have a material adverse effect on our business, operating results and financial condition.

OUR BUSINESS IS SUBJECT TO RISKS FROM INTERNATIONAL OPERATIONS

We conduct business globally. Accordingly, our future results could be materially adversely affected by a variety of uncontrollable and changing factors including among others foreign currency exchange rates; regulatory, political or economic conditions in a specific country or region; trade protection measures and other regulatory requirements among other factors; government spending patterns; and natural disasters. In fiscal 1999, the sales growth rate in Japan, as well as in certain other parts of Asia continued to be slower than that in other areas. Any or all of these factors could have a material adverse impact on our future international business in these or other countries.

OUR BUSINESS SUBSTANTIALLY DEPENDS UPON THE CONTINUED GROWTH OF THE INTERNET AND INTERNET-BASED SYSTEMS

We believe that there will be performance problems with Internet communications in the future which could receive a high degree of publicity and visibility. As we are a large supplier of equipment for the Internet infrastructure, customers' perceptions of our products and the marketplace's perception of us as a supplier of networking products, may be materially adversely affected, regardless of whether or not these problems are due to the performance of our products. Such an event could also result in a material adverse effect on the market price of our Common Stock and could materially adversely affect our business, operating results and financial condition.

OUR STOCK PRICE MAY BE VOLATILE

Our Common Stock has experienced substantial price volatility, particularly as a result of variations between our actual or anticipated financial results and the published expectations of analysts and as a result of announcements by our competitors and us. In addition, the stock market has experienced extreme price and volume fluctuations that have affected the market price of many technology companies in particular and that have often been unrelated to the operating performance of these companies. These factors, as well as general economic and political conditions, may materially adversely affect the market price of Cisco's Common Stock in the future.

EMPLOYEES

As of July 31, 1999, we employed approximately 21,000 persons, including 3,900 in manufacturing, service and support, 8,600 in sales and marketing, 7,000 in engineering, and 1,500 in finance and administration. Approximately 4,400 employees were in international locations.

None of the employees are represented by a labor union, and we consider our relations with our employees to be positive. We have experienced no work stoppages.

Competition for technical personnel in our industry is intense. We believe that our future success depends in part on our continued ability to hire, assimilate, and retain qualified personnel. To date, we believe that we have been successful in recruiting qualified employees, but there is no assurance that we will continue to be successful in the future.

ITEM 2. PROPERTIES

The Company's principal corporate offices are located at sites in Santa Clara and San Jose, California. The Company's main headquarters are situated on 448 acres of leased land in San Jose, California. There are 29 buildings located at these sites, one of which is a manufacturing facility. The San Jose headquarters consist of approximately 3.8 million square feet of leased office space at the present time. The Company expects that construction at its current sites will continue through 2000, with the potential to add approximately 1.2 million square feet of leased office space. Additionally, two new sites have recently been leased near its present corporate offices in San Jose, California. The Company has certain other operating leases for buildings, including those assumed as part of the StrataCom acquisition. These buildings, which include additional manufacturing facilities, are located at various sites near San Jose, California and consist of approximately 1 million square feet of leased space.

In addition to the California facilities, the Company leases approximately 45 acres of land in Research Triangle Park, North Carolina, where the InterWorks Business Division, as well as a Technical Assistance Center, telesales, and various other support functions, are located. There are six buildings at this site with a total of approximately 1 million square feet of office space.

The Company also leases various small offices throughout the U.S. and on a worldwide basis. For additional information regarding the Company's obligations under leases, see Note 7 "Commitments and Contingencies" on page 45 of the Company's 1999 Annual Report to Shareholders, which is hereby incorporated by reference.

ITEM 3. LEGAL PROCEEDINGS

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

EXECUTIVE OFFICERS OF THE REGISTRANT

                                                                                                   POSITION
            NAME        AGE                     POSITION                                          HELD SINCE
----------------------  ---     --------------------------------------------------                ----------
   Larry R. Carter       56     Senior Vice President, Finance and Administration,                   1997
                                --------------------------------------------------
                                Chief Financial Officer, and Secretary
                                --------------------------------------
                                Mr. Carter joined the Company in January 1995 as
                                Vice President for Finance and Administration.
                                In July 1997, he was promoted to his present
                                position of Senior Vice President. From July
                                1992 to January 1995, he was Vice President and
                                Corporate Controller for Advanced Micro Devices.
                                Prior to that, he was with V.L.S.I. Technology,
                                Inc. for four years where he held the position
                                of Vice President, Finance and Chief Financial
                                Officer. Mr. Carter currently serves on the
                                board of directors of Network Appliances, Inc.,
                                Ultratech Stepper, Inc. and Qlogic, Inc.

   John T. Chambers      50     President, Chief Executive Officer and Director                      1995
                                -----------------------------------------------
                                Mr. Chambers has been a member of the Board of
                                Directors since November 1993. He joined the
                                Company as Senior Vice President in January 1991
                                and became Executive Vice President in June
                                1994. Mr. Chambers became President and Chief
                                Executive Officer of the Company as of January
                                31, 1995. Prior to his services at Cisco, he was
                                with Wang Laboratories for eight years, most
                                recently as Senior Vice President of U.S.
                                Operations.

   Gary Daichendt        49     Executive Vice President, Worldwide Operations                       1998
                                ----------------------------------------------
                                Mr. Daichendt joined the Company in October 1994
                                as Vice President for Intercontinental
                                Operations, Covering Asia, Pacific Rim, Canada,
                                Central and South America and Mexico. In October
                                1997, Mr. Daichendt became Senior Vice
                                President, Worldwide Operations at Cisco Systems
                                and became Executive Vice President in August
                                1998. He is responsible for managing the sales
                                and distribution operations of Cisco offices
                                worldwide. Prior to his services at Cisco, he
                                spent eight years at Wang Laboratories, most
                                recently as Vice President of Central Operations
                                and Vice President of Worldwide Marketing. Mr.
                                Daichendt also spent ten years with IBM in
                                various sales, marketing, and management
                                positions.


   Judith Estrin         44     Senior Vice President, Business Development,
                                Chief Technology Officer                                             1998
                                -----------------------
                                Ms. Estrin joined the Company in April 1998 in
                                her present position. Prior to joining Cisco,
                                Ms. Estrin was CEO of Precept Software, Inc.
                                which she co-founded in 1995. Precept was
                                acquired by Cisco in March 1998. Prior to that,
                                she spent six years at Network Computing
                                Devices, most recently as President and CEO. Ms.
                                Estrin currently serves on the Board of
                                Directors of Federal Express, Rockwell
                                International, Sun Microsystems and The Walt
                                Disney Company.

                                                                                                   POSITION
            NAME        AGE                     POSITION                                          HELD SINCE
----------------------  ---     --------------------------------------------------                ----------
 Charles H. Giancarlo   41      Senior Vice President, Small/Medium Business
                                Line of Business                                                     1999
                                ----------------
                                Mr. Giancarlo joined the Company in December
                                1994 as Director of Business Development. He was
                                promoted to Vice President in September 1995. He
                                was Vice President, of Global Alliances from
                                April 1997 to April 1999 and promoted to Senior
                                Vice President in April 1998. In April 1999, he
                                was promoted to his present position of Senior
                                Vice President, Small/Medium Line of Business.
                                Prior to Cisco, he was Vice President of
                                Marketing with Kalpana Corporation from July
                                1993. Kalpana was acquired by Cisco in December
                                1994.

  Edward R. Kozel       44      Senior Vice President, Corporate Development and
                                Director                                                             1998
                                --------
                                Mr. Kozel has been a member of the Board of
                                Directors since November 1996. He joined the
                                Company as Director, Program Management in March
                                1989. In April 1992, Mr. Kozel became Director
                                of Field Operations and in February 1993, he
                                became Vice President of Business Development.
                                In January 1996, he became Chief Technology
                                Officer of the Company and has been in his
                                current position since April 1998. Mr. Kozel
                                currently serves on the Board of Directors of
                                Centigram Communications Corporation and Tibco
                                Software, Inc.

  Donald J. Listwin     40      Executive Vice President, Service Provider and                       1998
                                Consumer Lines of Business
                                --------------------------
                                Mr. Listwin joined the Company in 1990 as a
                                Product Marketing Manager. He held various
                                positions within the marketing department before
                                being promoted to Vice President of Marketing in
                                September 1993. Mr. Listwin was promoted to Vice
                                President and General Manager of the Access
                                Business Unit in September of 1995. He became
                                Senior Vice President of Cisco IOS Development
                                and Marketing in August of 1996 and Senior Vice
                                President of the Service Provider Line of
                                Business in April 1997. He became Executive Vice
                                President, Service Provider and Consumer Lines
                                of Business in May 1998. Mr. Listwin currently
                                serves on the Board of Directors of
                                Software.com, E-Tek Dynamics, Inc. and Tibco
                                Software, Inc.

Mario Mazzola        52         Senior Vice President, Enterprise Line of Business                   1997
                                --------------------------------------------------
                                Mr. Mazzola was the President and CEO of
                                Crescendo Communications, Inc. which he founded
                                in 1990. Crescendo was acquired by Cisco Systems
                                in September 1993.  At that time, Mr. Mazzola
                                joined Cisco as the Vice President and General
                                Manager of the Workgroup Business Unit. Mr.
                                Mazzola became Senior Vice President of the
                                Enterprise Line of Business in April 1997.  Mr.
                                Mazzola was the Vice President of Engineering of
                                David Systems which he co-founded in June 1982.
                                Mr. Mazzola holds several patents on high-speed
                                transmission techniques on unshielded
                                twisted-pair wiring.

                                                                                                   POSITION
            NAME        AGE                     POSITION                                          HELD SINCE
----------------------  ---     --------------------------------------------------                ----------
  Carl Redfield         52      Senior Vice President, Manufacturing and Logistics                   1997
                                --------------------------------------------------
                                Mr. Redfield joined the Company in August 1993
                                as Director, Supply/Demand of Manufacturing and
                                became Vice President of Manufacturing in
                                September 1993. Mr. Redfield became Senior Vice
                                President, Manufacturing and Logistics in
                                February 1997. Prior to joining Cisco, he spent
                                eighteen years at Digital Equipment Company,
                                most recently as Group Manufacturing and
                                Logistics Manager of the PC Group.

                                     PART II


ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
           MATTERS

(a) The information required by this Item is incorporated by reference to page 55 of the Company's 1999 Annual Report to Shareholders.

(b) During the quarter ended July 31, 1999, the Company issued an aggregate of 2,017,180 shares of its Common Stock in connection with the purchase of the capital stock of Amteva Technologies, Inc. The shares were issued pursuant to an exemption by reason of Section 4(2) of the Securities Act of 1933. These sales were made without general solicitation or advertising. Each purchaser was an accredited investor or a sophisticated investor with access to all relevant information necessary. The Company has filed a Registration Statement on Form S-3 covering the resale of such securities.

ITEM 6.  SELECTED FINANCIAL DATA

The information required by this Item is incorporated by reference to page 21 of the Company's 1999 Annual Report to Shareholders.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information required by this Item is incorporated by reference to pages 22-32 of the Company's 1999 Annual Report to Shareholders.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information required by this Item is incorporated by reference to pages 28-29 of the Company's 1999 Annual Report to Shareholders.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this Item is incorporated by reference to pages 33-55 of the Company's 1999 Annual Report to Shareholders.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Reference is made to the information regarding Directors appearing under the caption "Election of Directors" in the Company's proxy statement to be mailed to Shareholders on or about September 27, 1999, which information is incorporated herein by reference; and to the information under the heading "Executive Officers of the Registrant" in Part I hereof.

ITEM 11.  EXECUTIVE COMPENSATION

The information appearing at the end of Part I and under the caption "Executive Compensation and Related Information" in the Company's proxy statement to be mailed to Shareholders on or about September 27, 1999, is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information appearing under the captions "Election of Directors" and "Ownership of Securities" in the Company's proxy statement to be mailed to Shareholders on or about September 27, 1999, is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information appearing under the caption "Ownership of Securities" and "Executive Compensation and Related Information" in the Company's proxy statement to be mailed to Shareholders on or about September 27, 1999, is incorporated herein by reference.

                                     PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K

(a)    1.     Financial Statements

              The financial statements listed in Item 14(a) are filed or incorporated herein by reference as part of this annual report. See Index to Financial Statements and Financial Statement Schedule on Page 24.

       2.     Financial Statement Schedule

              The financial statement schedule listed in Item 14(a) is filed as part of this annual report. See Index to Financial Statements and Financial Statement Schedule on Page 24.

       3.     Exhibits

              The exhibits listed in the accompanying Index to Exhibits on pages 28-30 are filed or incorporated by reference as part of this annual report.

(b)           Reports on Form 8-K

              The Company filed two reports on Form 8-K during the fourth quarter ended July 31, 1999. Information regarding the items reported on is as follows:

               Date                      Item Reported On
               ----                      ----------------
              May 14, 1999              The Company announced a two-for-one
                                        stock split effective for shareholders
                                        of record as of May 24, 1999

              July 2, 1999              The June 1999 acquisition of GeoTel

                                   SIGNATURES

Pursuant to the requirements of the Securities Act of 1933, the Registrant has duly caused this Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of San Jose, State of California on this 23rd day of September, 1999. Cisco Systems, Inc.



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

        Signature                                     Title                                   Date
-------------------------------            ----------------------------                -------------------

                                                President and Chief
   /s/ John T. Chambers                          Executive Officer                     September 23, 1999
-------------------------------                (Principal Executive
   John T. Chambers                           Officer and Director)

                                              Senior Vice President,
  /s/ Larry R. Carter                      Finance and Administration,                 September 23, 1999
-------------------------------            Chief Financial Officer and
      Larry R. Carter                               Secretary
                                            (Principal Financial and
                                               Accounting Officer)


   /s/ John P. Morgridge                         Chairman of the                       September 23, 1999
-------------------------------                 Board and Director
      John P. Morgridge



   /s/ Donald T. Valentine                     Vice Chairman of the                    September 23, 1999
-------------------------------                 Board and Director
   Donald T. Valentine



   /s/ Carol A. Bartz                                Director                          September 23, 1999
-------------------------------
   Carol A. Bartz


                                                     Director
----------------------------
   Mary Cirillo


   /s/ James F. Gibbons                              Director                          September 23, 1999
----------------------------
   Dr. James F. Gibbons



   /s/ Edward R. Kozel                        Senior Vice President,                   September 23, 1999
----------------------------                 Corporate Development and
   Edward R. Kozel                                    Director

        Signature                                     Title                                  Date
-------------------------------            ----------------------------               -------------------
   /s/ James C. Morgan                              Director                          September 23, 1999
-------------------------------
   James C. Morgan


   /s/ Robert L. Puette                             Director                          September 23, 1999
-------------------------------
   Robert L. Puette

   /s/ Arun Sarin                                   Director                          September 23, 1999
-------------------------------
   Arun Sarin

                                                    Director
-------------------------------
   Masayoshi Son

   /s/ Steven M. West                               Director                          September 23, 1999
-------------------------------
   Steven M. West

                               CISCO SYSTEMS, INC.
                                  -------------

                          INDEX TO FINANCIAL STATEMENTS
                        AND FINANCIAL STATEMENT SCHEDULE

                                   ITEM 14(A)



                                                                                           Page
                                                                             ----------------------------------
                                                                                                   1999 Annual
                                                                                                    Report to
                                                                              Form 10-K           Shareholders
   Data incorporated by reference from the 1999 Annual Report to Shareholders of Cisco Systems, Inc.:

       Consolidated statements of operations for each
          of the three years in the period
          ended July 31, 1999  ............................                                            33

       Consolidated balance sheets at July 31, 1999
          and July 25, 1998 ...............................                                            34

       Consolidated statements of cash flows for each of
          the three years in the period ended July 31, 1999                                            35

       Consolidated statements of shareholders' equity
          for each of the three years in the period
          ended July 31, 1999..............................                                            36

       Notes to consolidated financial statements..........                                           37-53

       Report of Independent Accountants...................                                            54

       Supplementary financial data:
         Fiscal years 1999 and 1998 by quarter (unaudited)                                             55


   Data submitted herewith:


       Financial Statement Schedule:
         Report of Independent Accountants.................                       26
         II   Valuation and qualifying accounts............                       27


All other schedules have been omitted since the required information is not present in amounts sufficient to require submission of the schedules, or because the information required is included in the consolidated financial statements or notes thereto.

With the exception of the consolidated financial statements and the independent accountants' report thereon listed in the above index, the information referred to in Items 1, 5, 6, 7 and 7A and the supplementary quarterly financial information referred to in Item 8, all of which is included in the Company's Annual Report to Shareholders and incorporated by reference into this Form 10-K Annual Report, the 1999 Annual Report to Shareholders is not to be deemed "filed" as part of this report.

       REPORT OF INDEPENDENT ACCOUNTANTS ON FINANCIAL STATEMENT SCHEDULE



To the Board of Directors
Cisco Systems, Inc.


Our audits of the consolidated financial statements referred to in our report dated August 10, 1999 appearing in the 1999 Annual Report to Shareholders of Cisco Systems, Inc. (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the financial statement schedules listed in Item 14(a)(2) of this Form 10-K. In our opinion, this financial statement schedule present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.


/s/ PricewaterhouseCoopers LLP

San Jose, California
August 10, 1999

                               CISCO SYSTEMS, INC.

                                   SCHEDULE II
                        VALUATION AND QUALIFYING ACCOUNTS
                                  (in millions)

                                                Balance at                                     Balance at
                                                Beginning       Charged to                       End of
                                                of Period        Expenses       Deductions       Period
                                                ----------      ----------      ----------     ----------
   Year ended July 26, 1997:
    Allowance for doubtful accounts               $ 21            $ 13            $ 12           $ 22
    Allowance for excess and obsolete
     inventory                                      62             123             104  (1)        81

   Year ended July 25, 1998:
    Allowance for doubtful accounts                 22              43              25             40
    Allowance for excess and obsolete
     inventory                                      81             161              98  (1)       144

   Year ended July 31, 1999:
    Allowance for doubtful accounts                 40              19              32             27
    Allowance for excess and obsolete
     inventory                                     144             151             144  (1)       151

       (1) Deductions principally relate to charges for standards changes.

                                INDEX TO EXHIBITS

(Item 14 (a))

Exhibit
Number                              Exhibit Description
------                              -------------------

3.1.1               Restated Articles of Incorporation (1)

3.1.2               Amendment to the Cisco Systems, Inc. Restated Articles of
                    Incorporation, as currently in effect (filed herewith)

3.2 Cisco Systems, Inc. Amended and Restated Bylaws, as currently in effect(1)

10.1                Rights Agreement dated as of June 10, 1998 between Cisco
                    Systems, Inc. and Bank Boston, N.A. (2)

10.2* Cisco Systems, Inc. 1996 Stock Incentive Plan (filed herewith)

10.3* 1997 Supplemental Stock Incentive Plan (including the following: Stock Option Agreement in connection with the 1997 Supplemental Stock Incentive Plan) (1)

10.12* Senior Management Incentive Plan-Fiscal Year 2000 (filed herewith)

10.13*              Cisco Systems, Inc. 1989 Employee Stock Purchase Plan (4)

10.14 Master Lease (Cisco Technology, Inc. Trust 1998), dated as of June 2, 1998 between State Street Bank and Trust Company of California, N.A., not in its individual capacity, but solely as Certificate Trustee, as Lessor, and Cisco
                    Technology, Inc., as Lessee, and General Guarantee (Cisco
                    Technology, Inc. Trust 1998) from Cisco Systems, Inc., dated as of June 2, 1998 and a Participant Guarantee (Cisco
                    Technology, Inc. Trust 1998) from Cisco Systems, Inc., dated as of June 2, 1998. (1)

10.23               Lease Agreement between the Company and SGA Development
                    Partnership, Ltd., dated February 19, 1993, for the
                    Company's site in San Jose, California. (3)

10.24               Lease Agreement between the Company and Sumitomo Bank
                    Leasing and Finance, Inc., dated May 13, 1993 for the
                    Company's facilities in San Jose, California (3)

10.25               Lease Agreement between the Company and SGA Development
                    Partnership, Ltd., dated February 19, 1993, for the
                    Company's site in San Jose, California (3)

10.27               Lease Agreement between the Company and Sumitomo Bank
                    Leasing and Finance, Inc., dated July 11, 1994 for the
                    Company's site in Wake County, North Carolina (3)

10.28               Lease Agreement between the Company and Sumitomo Bank
                    Leasing and Finance, Inc., dated August 12, 1994 for the
                    Company's facilities in Wake County, North Carolina (3)

10.29 Lease (Buildings "I" and "J") by and between Sumitomo Bank of New York Trust Company ("SBNYTC") as trustee under that certain Trust Agreement dated May 22, 1995 between Sumitomo
                    Bank Leasing and Finance, Inc. and SBNYTC ("SB Trust"), as
                    Landlord, and the Company, as tenant, dated May 22, 1995 (3)

10.30               First Amendment to Lease (Buildings "I" and "J") between SB
                    Trust and the Company, dated July 18, 1995 (3)

10.31 Lease (Buildings "K" and "L") by and between SB Trust and the Company, dated May 22, 1995 (3)

Exhibit
Number                              Exhibit Description
------                              -------------------

10.32               First Amendment to Lease (Buildings "K" and "L") between SB
                    Trust and the Company, dated July 18, 1995 (3)

10.33               Lease (Improvements Phase "C") between SB Trust and the
                    Company, dated May 22, 1995 (3)

10.34               First Amendment to Lease (Improvements Phase "C") between SB
                    Trust and the Company, dated July 18, 1995 (3)

10.35               Ground Lease (Parcel 2 and Lot 54) by and between Irish
                    Leasing Corporation ("Irish"), as Landlord, and the Company, as Tenant, dated February 28, 1995 for the Company's site in San Jose, California (3)

10.36 First Amendment to Lease (Parcel 2 and Lot 54) by and between Irish and the Company dated as of May 1, 1995 (3)

10.37 Second Amendment to Lease (Parcel 2 and Lot 54) by and between Irish and the Company dated as of May 22, 1995 (3)

10.38               Ground Lease (Lots 58 and 59) by and between Irish and the
                    Company dated February 28, 1995 for the Company's site in San Jose, California (3)

10.39               First Amendment to Lease (Lots 58 and 59) by and between
                    Irish and the Company dated as of May 1, 1995 (3)

10.40               Second Amendment to Lease (Lots 58 and 59) by and between
                    Irish and the Company dated as of May 22, 1995 (3)

10.41               Ground Lease (Tasman Phase C) by and between Irish and the
                    Company dated April 12, 1995 for the Company's site in San
                    Jose, California (3)

10.42               First Amendment to Lease (Tasman Phase C) by and between
                    Irish and the Company dated as of May 1, 1995 (3)

10.43               Second Amendment to Lease (Tasman Phase C) by and between
                    Irish and the Company dated as of May 22, 1995 (3)

10.46               Second Amendment to Lease between Sumitomo Bank Leasing and
                    Finance, Inc. and the Company, dated February 24, 1998, for the Company's site in San Jose, California. (filed herewith)

10.47 First Amendment to the Lease between Sumitomo Bank Leasing and Finance, Inc. and the Company, dated July 10, 1999.
                    (filed herewith)

10.48               Second Amendment to Ground Lease (North Carolina) between
                    Sumitomo Bank Leasing and Finance, Inc. and the Company, dated July 10, 1999. (filed herewith)

10.52               Master Lease between the Company, as the Lessee, and UBS
                    MORTGAGE FINANCE INC. as the Lessor, dated December 27, 1996
                    (4)

Exhibit
Number                              Exhibit Description
------                              -------------------

10.53               Credit Agreement dated as of July 2, 1997 among Cisco
                    Systems, Inc., and Citicorp USA, Inc., as Administrative
                    Agent, Morgan Guaranty Trust Company of New York, as
                    Documentation Agent, Bank of America National Trust and
                    Savings Association, the Chase Manhattan Bank, as Co-Agents, and Citicorp Securities, Inc. and J.P. Morgan Securities
                    Inc. Arrangers (4)

10.54               Second Amendment to Lease between Cisco Systems, Inc. and
                    Sumitomo Bank Leasing and Finance, Inc., dated February 24,
                    1998 (1)

10.55               Third Amendment to Lease between SGA Development
                    Partnership, LTD. and Cisco Systems, Inc., dated February
                    24, 1998 (1)

13.01 Pages 21 through 55 of the Registrant's 1999 Annual Report to Shareholders

21.01               Subsidiaries of the Company

23.02               Consent of Independent Accountants

27                  Financial Data Schedule

(1) Incorporated by reference to the exhibits with the corresponding exhibit numbers in the Company's Annual Report on Form 10-K for the fiscal year ended July 25, 1998.

(2) Incorporated by reference to Exhibit 4 of the Company's Form 8-K filed on June 11, 1998.

(3) Incorporated by reference to exhibits with the corresponding exhibit numbers of the Company's Annual Report on Form 10-K for the fiscal year ended July 30, 1995.

(4) Incorporated by reference to exhibits with the corresponding exhibit numbers of the Company's Annual Report on Form 10-K for the fiscal year ended July 26, 1997.

* Management compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 14(c) of Form 10-K.