Form 10-Q
period 1999-10-30
CISCO SYSTEMS INC
filed 1999-12-14
CIK 858877

                                    FORM 10-Q

(Mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended OCTOBER 30, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from               to
                                       --------------    --------------

                         Commission file number 0-18225

                               CISCO SYSTEMS, INC.
             (Exact name of registrant as specified in its charter)

              California                                   77-0059951
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

As of December 13, 1999, 3,421,222,492 shares of the Registrant's common stock were outstanding.

                               CISCO SYSTEMS, INC.

                FORM 10-Q FOR THE QUARTER ENDED OCTOBER 30, 1999

                                      INDEX



                                                                                                                    Page
                  Facing sheet                                                                                       1

                  Index                                                                                              2

Part I.           Financial information

Item 1.           Financial Statements and Supplementary Data

                  a)   Consolidated statements of operations for the three months ended October 30, 1999
                       and October 24, 1998                                                                          3

                  b)   Consolidated balance sheets at October 30, 1999 and July 31, 1999                             4

                  c)   Consolidated statements of cash flows for the three months ended October 30, 1999
                       and October 24, 1998                                                                          5

                  d)   Notes to consolidated financial statements                                                    6

Item 2.           Management's Discussion and Analysis of Financial Condition and Results of Operations             16

Item 3.           Quantitative and Qualitative Disclosure of Market Risk                                            36

Part II.          Other Information

Item 2.           Changes in Securities and Use of Proceeds                                                         37

Item 4.           Submission of Matters to a Vote of Shareholders                                                   38

                  Signature                                                                                         40

Exhibits          Exhibit 3.1.2, Certificate of Amendment of the Restated Articles of Incorporation
                  Exhibit 3.2, Amended and Restated Bylaws
                  Exhibit 10.2.2, Amendment to the Cisco Systems, Inc.
                    1996 Stock Incentive Plan
                  Exhibit 27, Financial data schedule


                                     PART I.

               ITEM 1. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                               CISCO SYSTEMS, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In millions, except per-share amounts)




                                                           Three Months Ended
                                                     --------------------------------
                                                     October 30,          October 24,
                                                        1999                 1998
                                                     -----------          -----------
                                                               (Unaudited)
Net sales                                              $3,877               $2,597
Cost of sales                                           1,364                  897
                                                       ------               ------
   Gross margin                                         2,513                1,700

Operating expenses:

  Research and development                                519                  333
  Sales and marketing                                     803                  518
  General and administrative                              101                   76
  Amortization of goodwill and purchased
    intangible assets                                      24                   11
  Purchased research and development                      381                   41
                                                       ------               ------
    Total operating expenses                            1,828                  979
                                                       ------               ------

Operating income                                          685                  721

Interest and other income, net                            106                   66
                                                       ------               ------

Income before provision for income taxes                  791                  787
Provision for income taxes                                353                  275
                                                       ------               ------

Net income                                             $  438               $  512
                                                       ======               ======

Net income per share--basic                            $  .13               $  .16
                                                       ======               ======
Net income per share--diluted                          $  .13               $  .15
                                                       ======               ======

Shares used in per-share
  calculation--basic                                    3,301                3,179
                                                       ======               ======
Shares used in per-share
  calculation--diluted                                  3,500                3,351
                                                       ======               ======



See notes to consolidated financial statements.

                               CISCO SYSTEMS, INC.

                           CONSOLIDATED BALANCE SHEETS
                         (In millions, except par value)



                                                                          October 30,             July 31,
                                                                             1999                   1999
                                                                          -----------             --------
                                                                                      (Unaudited)

                                     ASSETS

Current assets:

   Cash and equivalents                                                     $ 1,251               $   838
   Short-term investments                                                       514                 1,215
   Accounts receivable, net of allowance for doubtful
     accounts of $27 at October 30, 1999 and
     $27 at July 31, 1999                                                     1,391                 1,242
   Inventories, net                                                             655                   652
   Deferred income taxes                                                        604                   545
   Prepaid expenses and other current assets                                    477                   168
                                                                            -------               -------
          Total current assets                                                4,892                 4,660

Investments                                                                   8,884                 7,032
Restricted investments                                                        1,079                 1,080
Property and equipment, net                                                     898                   806
Other assets, net                                                             1,654                 1,194
                                                                            -------               -------
          Total assets                                                      $17,407               $14,772
                                                                            =======               =======

                                   LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:

   Accounts payable                                                         $   484               $   363
   Income taxes payable                                                         475                   630
   Accrued payroll and related expenses                                         576                   678
   Other accrued liabilities                                                  1,494                 1,339
                                                                            -------               -------
          Total current liabilities                                           3,029                 3,010

Deferred income taxes                                                           452                     -
Minority interest                                                                44                    44

Shareholders' equity:

   Preferred stock, no par value, 5 shares authorized:
     none issued or outstanding at October 30, 1999
     and July 31, 1999

   Common stock and additional paid-in capital,
     $0.001 par value, 10,000 shares authorized: 3,315 shares
     issued and outstanding at October 30, 1999 and 3,284 at
     July 31, 1999                                                            6,794                 5,578
   Retained earnings                                                          6,264                 5,842
   Accumulated comprehensive income                                             824                   298
                                                                            -------               -------
          Total shareholders' equity                                         13,882                11,718
                                                                            -------               -------
          Total liabilities and shareholders' equity                        $17,407               $14,772
                                                                            =======               =======



See notes to consolidated financial statements.

                               CISCO SYSTEMS, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In millions)



                                                                                     Three Months Ended
                                                                             ----------------------------------
                                                                             October 30,            October 24,
                                                                                1999                   1998
                                                                             -----------            -----------
                                                                                         (Unaudited)
Cash flows from operating activities:

Net income                                                                     $   438                $   512
Adjustments to reconcile net income to net
cash provided by operating activities:
   Depreciation and amortization                                                   144                    113
   Deferred income taxes                                                           (21)                    38
   Tax benefits from employee stock plans                                          390                    116
   Adjustment to conform fiscal year ends of pooled acquisitions                    (3)                     1
   Purchased research and development from acquisitions                            381                     41
   Change in operating assets and liabilities:

      Accounts receivable                                                         (148)                   (36)
      Inventories                                                                   (3)                   (14)
      Prepaid expenses and other current assets                                      1                    (31)
      Income taxes payable                                                        (155)                    (7)
      Accounts payable                                                             106                     33
      Accrued payroll and related expenses                                        (107)                   (10)
      Other accrued liabilities                                                    153                     90
                                                                               -------                -------
            Net cash provided by operating activities                            1,176                    846
                                                                               -------                -------

Cash flows from investing activities:

   Purchases of short-term investments                                            (297)                  (131)
   Proceeds from sales and maturities of short-term
     investments                                                                   825                    462
   Purchases of investments                                                     (3,104)                (1,048)
   Proceeds from sales of investments                                            2,262                    427
   Purchases of restricted investments                                             (70)                  (133)
   Proceeds from sales and maturities of restricted
     investments                                                                    69                     54
   Acquisition of property and equipment                                          (193)                  (125)
   Increase in lease receivables                                                  (119)                   (39)
   Other                                                                          (411)                   (25)
                                                                               -------                -------
      Net cash used in investing activities                                     (1,038)                  (558)
                                                                               -------                -------

Cash flows from financing activities:

   Issuance of common stock                                                        269                    129
   Other                                                                             6                     11
                                                                               -------                -------
      Net cash provided by financing activities                                    275                    140
                                                                               -------                -------

Net increase in cash and equivalents                                               413                    428
Cash and equivalents, beginning of period                                          838                    598
                                                                               -------                -------
Cash and equivalents, end of period                                            $ 1,251                $ 1,026
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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Fiscal Year

The Company's fiscal year is the 52- or 53-week period ending on the last Saturday in July. Fiscal year 2000 is a 52-week year while 1999 was a 53-week year.

Basis of Presentation

All historical financial information has been restated to reflect the acquisitions of StratumOne Communications, Inc. ("StratumOne") and TransMedia Communications, Inc. ("TransMedia") in the first quarter of fiscal 2000 which were accounted for as poolings of interests. In addition, the historical financial information has been restated to reflect the acquisition of Fibex Systems ("Fibex") which was completed in the fourth quarter of 1999 and accounted for as a pooling of interests.

The accompanying financial data as of October 30, 1999 and July 31, 1999, and for the three months ended October 30, 1999 and October 24, 1998, have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The July 31, 1999 balance sheet was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended July 31, 1999.

                               CISCO SYSTEMS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows as of October 30, 1999 and for the three months ended October 30, 1999 and October 24, 1998, have been made. The results of operations for the period ended October 30, 1999 are not necessarily indicative of the operating results for the full year.

Computation of Net Income Per Share

Basic net income per common share is computed using the weighted average number of common shares outstanding during the period. Diluted net income per share is computed using the weighted average number of common and dilutive common equivalent shares outstanding during the period. Dilutive common equivalent shares consist of stock options.

Recent Accounting Pronouncements

In June of 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. Management does not believe this will have a material effect on the Company's operations. Implementation of this standard has recently been delayed by the FASB for a twelve-month period. The Company will now be required to adopt SFAS 133 for its first quarterly filing of fiscal 2001.

                               CISCO SYSTEMS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



3. BUSINESS COMBINATIONS

Purchase Combinations

The Company has made a number of purchase acquisitions. The consolidated financial statements include the operating results of each business from the date of acquisition. Pro forma results of operations have not been presented because the effects of these acquisitions were not material on either an individual or an aggregate basis.

The amounts allocated to purchased research and development were determined through established valuation techniques in the high-technology communications industry and were expensed upon acquisition because technological feasibility had not been established and no future alternative uses existed. Research and development costs to bring the products from the acquired companies to technological feasibility are not expected to have a material impact on the Company's future results of operations or cash flows. Amounts allocated to goodwill and other intangibles are amortized on a straight-line basis over periods not exceeding five years.

In September 1999, the Company completed its purchase of Monterey Networks, Inc. ("Monterey"), a developer of infrastructure-class, optical cross-connect technology that is used to increase network capacity at the core of an optical network. The Company's acquired technology consists of one product currently under development which will result in a wavelength router that would intelligently route signals over long-haul optical pipes created by dense wave division multiplexing (DWDM). Also in September 1999, the Company completed its purchase of MaxComm Technologies, Inc. ("MaxComm"), a developer of broadband Internet technology that brings data and multiple voice lines to consumers. The Company's acquired technology consists of one product currently under development which will allow the end user to create an easily adaptable home LAN (local area network) utilizing their existing in home wiring, to support up to four separate phone lines with different numbers.

                               CISCO SYSTEMS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Each of the completed purchase acquisition transactions is further outlined below:

Summary of purchase transactions (in millions):


                                                          Purchased
                                                         Research &
                                                         Development           Form of Consideration and Other
     Entity Name                   Consideration            Charge                  Notes to Acquisition
     -----------                   -------------         -----------           -------------------------------
Quarter Ended - October 30, 1999

Monterey Networks, Inc.                 $517                 $354         Common stock and options assumed; $14 in
                                                                          liabilities assumed; goodwill and other
                                                                          intangibles recorded of $154

MaxComm Technologies, Inc.              $ 73                 $ 27         Common stock and options assumed; goodwill and
                                                                          other intangibles recorded of $41

Total purchased research and development expense for the three months ending October 30, 1999 and October 24, 1998 was $381 million and $41 million, respectively. The purchased research and development expense for both periods was attributable to stock consideration.

Pooling of Interests Combinations

In September 1999, the Company acquired StratumOne, a developer of highly integrated, high-performance semiconductor technology and TransMedia, a provider of Media Gateway technology that unites the multiple networks of public voice communications. Under the terms of the agreements, approximately 12.3 million shares of common stock were issued to acquire StratumOne and TransMedia, and options to purchase an additional 1.4 million shares were assumed. Also in September 1999, the Company acquired Cocom A/S, ("Cocom"), a European developer of high-speed Internet access solutions over cable, satellite and wireless networks based on international standards. Under the terms of the agreement, approximately 1 million shares of common stock were issued to acquire Cocom. All historical financial information contained herein has been restated to reflect the acquisitions of StratumOne and TransMedia. The historical operations of Cocom were not material to the Company's consolidated operations, therefore prior period statements have not been restated for this acquisition.

                               CISCO SYSTEMS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Acquisitions Pending or Completed After First Quarter Ended October 30, 1999

In November 1999, the Company acquired Calista, Inc. ("Calista") and Tasmania Network Systems, Inc. ("Tasmania"). Calista is a developer of Internet technology that allows different business phone systems to work together over an open Internet-based infrastructure. Tasmania is a leading developer of network caching software technology. The total purchase price for these two acquisitions was approximately $80 million and was paid in common stock. Calista and Tasmania were both accounted for as purchases. Pro forma results of operations have not been presented because the effects of these acquisitions were not material on either an individual or an aggregate basis.

In November 1999, the Company completed the acquisitions of Cerent Corporation ("Cerent") and Webline Communications Corporation ("Webline"). Cerent is a developer of next-generation optical transport products, and Webline is a provider of customer interaction management software for Internet customer service and e-commerce. Under the terms of the agreements, approximately 98.1 million and 3.7 million shares of common stock were issued to acquire Cerent and Webline, respectively. The Company also assumed outstanding options that were converted into options to purchase approximately 2.5 million shares of the Company's stock. As of the announcement date, the purchase prices for Cerent and Webline were approximately $6.9 billion and $325 million, respectively. The transactions were accounted for as poolings of interests; all prior periods' financial information will be restated as a result of these transactions. The following table shows the pro forma historical results of the Company, Cerent, and Webline for the periods prior to the consummation of the mergers of the entities (in millions):

                               CISCO SYSTEMS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



                                           Three Months Ended
                                     ----------------------------------
                                     October 30,            October 24,
                                        1999                    1998
                                     -----------            -----------
                                                 (Unaudited)
     Revenues:
          Cisco                        $ 3,877                $ 2,597
          Cerent                            36                      -
          Webline                            1                      1
                                       -------                -------
                  Total                $ 3,914                $ 2,598
                                       =======                =======


     Net income:
          Cisco                        $   438                $   512
          Cerent                           (15)                    (2)
          Webline                           (3)                    (1)
                                       -------                -------
                   Total               $   420                $   509
                                       =======                =======


In November 1999, the Company announced a definitive agreement to acquire Aironet Wireless Communications, Inc. ("Aironet") for approximately $799 million payable in common stock. Aironet is a leading developer of standards-based, high speed wireless LAN (local area network) products. In December 1999, the Company acquired V-Bits, Inc. ("V-Bits") for approximately $128 million which was paid in common stock. V-Bits is a provider of standards-based digital video processing systems for cable television service providers. Aironet will be accounted for as a purchase while V-Bits will be accounted for as a pooling of interests.

4. BALANCE SHEET DETAIL (In millions)


                Inventories:                    October 30,         July 31,
                                                   1999               1999
                                                -----------         --------
                                                         (Unaudited)
               Raw materials                       $ 79               $143
               Work in process                      263                198
               Finished goods                       265                276
               Demonstration systems                 48                 35
                                                   ----               ----
                  Total                            $655               $652
                                                   ====               ====

                               CISCO SYSTEMS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                Other Assets:                             October 30,           July 31,
                                                              1999                 1999
                                                           -----------           --------
                                                                      (Unaudited)
                Goodwill- gross                              $  299               $  157
                Other intangible assets- gross                  738                  395
                Less:  accumulated amortization                (122)                 (92)
                                                             ------               ------
                Intangibles, net                                915                  460
                Investment in nonpublic companies               277                  196
                Net investments in leases                       310                  500
                Other assets                                    152                   38
                                                             ------               ------
                  Total                                      $1,654               $1,194
                                                             ======               ======



Amortization expense for the three month period ended October 30, 1999 and October 24, 1998 was $30 million and $11 million, respectively.

5. COMPREHENSIVE INCOME

The following table presents the calculation of comprehensive income as required by SFAS 130. Comprehensive income has no impact on the Company's net income, balance sheet or shareholders' equity. The components of comprehensive income, net of tax, are as follows (in millions):


                                                                                          Three Months Ended
                                                                                     ----------------------------
                                                                                    October 30,         October 24,
                                                                                       1999                1998
                                                                                     --------            --------
                                                                                              (Unaudited)
               Net income                                                              $438               $512
               Other comprehensive income:
                    Change in unrealized gain/(loss) on investments, net                520                 17
                    Change in accumulated translation adjustments                         6                 11
                                                                                       ----               ----
               Total comprehensive income                                              $964               $540
                                                                                       ====               ====

6. INCOME TAXES

The Company paid income taxes of $135 million in the three months ended October 30, 1999 and $125 million in the three months ended October 24, 1998. The Company's income taxes currently payable for federal and state purposes have been reduced by the tax benefits of disqualifying dispositions of stock options. This benefit totaled $390 million and $116 million in the first three months of fiscal 2000 and 1999, respectively, and was credited directly to shareholders' equity.

                               CISCO SYSTEMS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



7. SHAREHOLDERS' EQUITY

Increase in Authorized Common Stock

On November 10, 1999, the shareholders of the Company approved an increase to the authorized number of shares of Common Stock from 5.4 billion to 10 billion shares.

8. SEGMENT INFORMATION AND MAJOR CUSTOMERS

The Company's operations involve the design, development, manufacture, marketing, and technical support of networking products and services. The Company offers end-to-end networking solutions for its customers. Cisco products include routers, LAN and ATM switches, dialup access servers, and network management software. These products, integrated by the Cisco IOS(R) software, link geographically dispersed LANs, WANs, and IBM networks.

The Company conducts business globally and is managed geographically. The Company's management relies on an internal management accounting system. This system includes sales and standard cost information by geographic theater. Sales are attributed to a theater based on the ordering location of the customer. The Company's management makes financial decisions and allocates resources based on the information it receives from this internal system. Information from this internal management system differs from the amounts reported under generally accepted accounting principles due to certain corporate level adjustments. These corporate level adjustments are primarily sales related reserves, credit memos, and returns. Based on the criteria set forth in SFAS No. 131, the Company has four reportable segments: the Americas, EMEA, Asia/Pacific, and Japan.

                               CISCO SYSTEMS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



Summarized financial information by segment for the first quarter of fiscal years 2000 and 1999, as taken from the internal management information system discussed above, is as follows (in millions):


                                                              Three Months Ended
                                                       ----------------------------------
                                                       October 30,            October 24,
                                                          1999                   1998
                                                       -----------            -----------
                                                                (Unaudited)
               Net sales:
                    U.S./Americas                       $ 2,621                $ 1,787
                    EMEA                                  1,020                    665
                    Asia/Pacific                            284                    163
                    Japan                                   157                    127
                    Corporate adjustments                  (205)                  (145)
                                                        -------                -------
               Total                                    $ 3,877                $ 2,597
                                                        =======                =======

               Standard Margin:

                   U.S./Americas                        $ 1,924                $ 1,304
                   EMEA                                     765                    485
                   Asia/Pacific                             207                    123
                   Japan                                    125                     94
                   Corporate adjustments                   (508)                  (306)
                                                        -------                -------
               Total                                    $ 2,513                $ 1,700
                                                        =======                =======

The standard margins above differ from the amounts recognized under generally accepted accounting principles because the Company does not allocate certain production overhead, manufacturing variances, and other production related costs to the theaters.

                               CISCO SYSTEMS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



9. NET INCOME PER COMMON SHARE

The following table presents the calculation of basic and diluted earnings per share as required under SFAS 128 (in millions except per share amounts):


                                                          Three Months Ended
                                                   --------------------------------
                                                   October 30,           October 24,
                                                      1999                  1998
                                                     ------               ------
                                                             (Unaudited)
Numerator:

  Net income                                         $  438               $  512
                                                     ------               ------

Denominator:

  Denominator for basic earnings per
    share -- weighted-average shares                  3,301                3,179

  Effect of dilutive securities:

    Employee stock options                              199                  172
                                                     ------               ------

  Denominator for diluted earnings per share          3,500                3,351
                                                     ======               ======

Net income per share--Basic                          $  .13               $  .16
                                                     ======               ======
Net income per share--Diluted                        $  .13               $  .15
                                                     ======               ======

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

All historical financial information has been restated to reflect the acquisitions of StratumOne Communications, Inc. and TransMedia Communications, Inc. in the first quarter of fiscal 2000 which were accounted for as poolings of interests. In addition, the historical financial information has been restated to reflect the acquisition of Fibex Systems which was completed in the fourth quarter of 1999 and accounted for as a pooling of interests.

Certain statements contained in this Quarterly Report on Form 10-Q, including, without limitation, statements containing the words "believes", "anticipates", "estimates", "expects", and words of similar import, constitute "forward-looking statements." You should not place undue reliance on these forward-looking statements. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including the risks faced by us described below and elsewhere in this Quarterly Report, and in other documents we file with the SEC.

Net sales grew to $3.9 billion in the first quarter of fiscal 2000 from $2.6 billion in the first quarter of 1999. The 49.3% increase in net sales between the two three-month periods was primarily a result of increasing unit sales of LAN switching products such as the Catalyst(R) 6000 family and the Catalyst 2900 series of switches for smaller enterprise networks, the Cisco 12000 gigabit switch router (GSR), access servers such as the Cisco 2600 and 3600 families, growth in the sales of add-on boards that provide increased functionality, and increased maintenance service contract sales. The sales growth rate for lower-priced access and switching products targeted toward small and medium-sized businesses has increased faster than that of our high-end core router products. Additionally, sales of some of our more established product lines such as the Catalyst 5000, Cisco 2500 and Cisco 4000 product families have decreased as a percentage of total revenue. Sales in the first quarter of fiscal 2000 grew 46.7% in the Americas, 53.4% in EMEA, 74.2% in Asia and 23.6% in Japan compared to the first quarter of fiscal 1999 (See Note 8). Market demand and deployment of Internet technologies and business solutions, as well as the overall economic health within these regions, are primarily driving the strong growth in the Americas, EMEA and Asia/Pacific.

The slower growth in Japan can be attributed to weaker economic conditions, delayed government spending, and a stronger dollar versus the Yen.

Gross margins decreased to 64.8% in the first quarter of 2000 from 65.5% in the first quarter of 1999. The decrease in the quarterly period was due principally to our continued shift in revenue mix towards our lower-margin products and the continued pricing pressure seen from competitors in certain product areas. The prices of component parts have fluctuated in the recent past, and we expect that this trend may continue. An increase in the price of component parts may have a material adverse impact on gross margins. We expect that gross margins will continue to decrease in the future, because we believe that the market for lower-margin remote access and switching products for small to medium-sized businesses will continue to increase at a faster rate than the market for our higher-margin router and high-performance switching products. Additionally, as we focus on new market opportunities, we face increasing competitive pressure from large telecommunications equipment suppliers and well funded start-up companies, which may materially adversely affect gross margins. We are attempting to mitigate this trend through various means, such as increasing the functionality of our products, continued value engineering, controlling royalty costs, and improving manufacturing efficiencies. There can be no assurance that any efforts made by us in these and other areas will successfully offset decreasing margins.

Research and development expenses increased by $186 million in the first quarter of 2000 over the first quarter of 1999, an increase to 13.4% from 12.8% of net sales. The increase reflects our ongoing research and development efforts in a wide variety of areas such as voice, video, and data integration, Digital Subscriber Line (DSL) technologies, cable modem technology, wireless access, dial access, enterprise switching, security, network management, and high-end routing technologies, among others. A significant portion of the increase was due to the addition of new personnel, partly through acquisitions, as well as higher expenditures on prototypes and depreciation on additional lab equipment. For the near future, research and development expenses are expected to increase at a rate similar to or slightly greater than the sales growth rate, as we invest in technology to address potential market opportunities. We also continue to purchase technology in order to bring a broad range of products to the market in a timely fashion. If we believe that we are unable to enter a particular market in a timely manner, with internally developed products, we may license technology from other businesses or acquire other businesses as an alternative to internal research and development. All of our research and development costs are expensed as incurred.

Sales and marketing expenses increased by $285 million in the first quarter of 2000 over the first quarter of 1999. This represents an increase from 19.9% to 20.7% of net sales for the quarter to quarter period. The increase is due principally to an increase in the size of our direct sales force and its commissions, additional marketing and advertising costs associated with the introduction of new products and the expansion of distribution channels. The increase also reflects our efforts to invest in certain key areas such as expansion of our end-to-end strategy and service provider coverage in order to position ourselves to take advantage of future market opportunities.

General and administrative expenses rose $25 million between the first quarters of 2000 and 1999, a decrease to 2.6% from 2.9% of net sales. The decrease in general and administrative expenses as a percentage of sales primarily relates to the increase in sales. It is management's intent to keep general and administrative costs relatively constant as a percentage of net sales; however, this is dependent upon the level of acquisition activity and growth of the Company, among other factors.

Amortization of goodwill and purchased intangible assets increased by $13 million. Amortization of goodwill and purchased intangible assets includes the amortization of goodwill and other purchased intangible assets relating to various purchase acquisitions (See Note 4).

The amount expensed to purchased research and development in the first three months of fiscal 2000 arose from the completed acquisitions of Monterey and MaxComm (See also Note 4).

The fair value of the existing products and patents as well as the technology currently under development was determined by using the income approach, which discounts expected future cash flows to present value. The discount rates used in the present value calculations were typically derived from a weighted average cost of capital analysis, adjusted upward to reflect additional risks inherent in the development life cycle. These risk factors have increased the overall discount rate between 5% and 10% for acquisitions in the current quarter. We expect that the pricing model for products related to these acquisitions will be considered standard within the high-technology communications industry. However, we do not expect to achieve a material amount of expense reductions or synergies as a result of integrating the acquired in-process technology.

Therefore, the valuation assumptions do not include significant anticipated cost savings. We expect that products incorporating the acquired technology from these acquisitions will be completed and begin to generate cash flows over the 6 to 9 months after integration. However, development of these technologies remains a significant risk to us due to the remaining effort to achieve technical viability, rapidly changing customer markets, uncertain standards for new products and significant competitive threats from numerous companies. The nature of the efforts to develop the acquired technology into commercially viable products consists principally of planning, designing and testing activities necessary to determine that the product can meet market expectations, including functionality and technical requirements. Failure to bring these products to market in a timely manner could result in a loss of market share, or a lost opportunity to capitalize on emerging markets, and could have a material adverse impact on our business and operating results.

Regarding our purchase acquisitions completed in fiscal 1999, actual results to date have been consistent, in all material respects, with the assumptions of the Company at the time of the acquisitions as they relate to the value of purchased in process research and development. The assumptions primarily consist of an expected completion date for the in-process projects, estimated costs to complete the projects and revenue and expense projections once the products have entered the market. Products from these acquisitions are being introduced to the market 6 to 9 months after the acquisition. Shipment volumes of products from acquired technologies are not material to our overall position at the present time, therefore, it is difficult to determine the accuracy of overall revenue projections early in the technology or product lifecycle. Failure to achieve the expected levels of revenues and net income from these products will negatively impact the return on investment expected at the time that the acquisition was completed and potentially result in impairment of any other assets related to the development activities.

The following table summarizes the significant assumptions underlying the valuations in 1999 and 2000 and the development costs incurred by us in the periods after the respective acquisition date (in millions, except percentages):

                                              Acquisition Assumptions
                                         ----------------------------------
                                                                                       Approximate
                                         Estimated Cost                           Development Costs
                                          to Complete         Risk Adjusted        Incurred to Date
                                         Technology at           Discount         After Acquisition on
                                            Time of              Rate In-          Acquired In-Process
         Entity Name                      Acquisition          Process R&D             Technology
         -----------                     -------------        -------------       --------------------
1999 Purchase Acquisitions

American Internet Corp.                      $ 1                    25%                   $ 1

Summa Four, Inc.                             $ 5                    25%                   $12

Clarity Wireless, Inc.                       $42                    32%                   $14

Selsius Systems, Inc.                        $15                    31%                   $ 8

PipeLinks, Inc.                              $ 5                    31%                   $15

Amteva Technologies, Inc.                    $ 4                    35%                   $ 2


2000 Purchase Acquisitions

Monterey Networks, Inc.                      $ 4                    30%                   $ 1

MaxComm Technologies, Inc.                   $ 2                    25%                   $ 1


Liquidity and Capital Resources

Cash and equivalents, short-term investments, and investments were $10.6 billion at October 30, 1999, an increase of $1.6 billion from July 31, 1999. The increase is primarily a result of unrealized gains on publicly held investments, cash generated by operations and the exercise of employee stock options.
These cash flows were partially offset by cash outflows from operating activities including tax payments of approximately $135 million, and cash outflows from investing activities including capital expenditures of approximately $193 million.

Accounts receivable increased 12.0% from July 31, 1999 to October 30, 1999. Days sales outstanding in receivables increased to 33 days at October 30, 1999 from 32 days at July 31, 1999. Inventories increased 0.5% between July 31, 1999 and October 30, 1999. Inventory level remained relatively constant between the two periods; however, inventory management remains an area of focus as we balance the need to maintain strategic inventory levels to ensure competitive lead times versus the risk of inventory obsolescence because of rapidly changing technology and customer requirements.

At October 30, 1999, we had a line of credit totaling $500 million, which expires July 2002. There have been no borrowings under this facility.

We have entered into certain lease arrangements in San Jose, California, and Research Triangle Park, North Carolina, where we have established our headquarters operations and certain research and development and customer support activities. In connection with these transactions, we pledged $1.1 billion of our investments as collateral for certain obligations of the leases. We anticipate that we will occupy more leased property in the future that will require similar pledged securities; however, we do not expect the impact of this activity to be material to liquidity.

We believe that our current cash and equivalents, short-term investments, line of credit, and cash generated from operations will satisfy our expected working capital and capital expenditure requirements through fiscal 2000.

                                  RISK FACTORS

Set forth below and elsewhere in this Quarterly Report and in the other documents we file with the SEC are risks and uncertainties that could cause actual results to differ materially from the results contemplated by the forward looking statements contained in this Quarterly Report.

CISCO IS EXPOSED TO FLUCTUATIONS IN THE EXCHANGE RATES OF FOREIGN CURRENCY

As a global concern, we face exposure to adverse movements in foreign currency exchange rates. These exposures may change over time as business practices evolve and could have a material adverse impact on our financial results. Historically, our primary exposures related to nondollar-denominated sales in Japan, Canada, and Australia and nondollar-denominated operating expenses in Europe, Latin America, and Asia where we sell primarily in U.S. dollars.

Additionally, we have recently seen our exposures to emerging market currencies, such as the Brazilian real, Korean won, and Russian ruble, among others, increase because of our expanding presence in these markets and the extreme currency volatility. We currently do not hedge against these or any other emerging market currencies and could suffer unanticipated gains or losses as a result.

The increasing use of the euro as a common currency for members of the European Union could impact our foreign exchange exposure. We are currently hedging against fluctuations with the euro and will continue to evaluate the impact of the euro on our future foreign exchange exposure as well as on our internal systems.

At the present time, we hedge only those currency exposures associated with certain assets and liabilities denominated in nonfunctional currencies, and do not hedge anticipated foreign currency cash flows. The hedging activity undertaken by us is intended to offset the impact of currency fluctuations on certain nonfunctional currency assets and liabilities. The success of this activity depends upon estimations of intercompany balances denominated in various currencies, primarily the euro, Japanese yen, Canadian dollar, Australian dollar, and certain other European currencies. To the extent that these forecasts are over-or understated during periods of currency volatility, we could experience unanticipated currency gains or losses.

CISCO IS EXPOSED TO THE CREDIT RISK OF SOME OF ITS CUSTOMERS AND TO CREDIT EXPOSURES IN WEAKENED MARKETS

We are experiencing a greater proportion of our sales activity through our partners in two-tier distribution channels. These customers are generally given privileges to return inventory, receive credits for changes in selling prices, and participate in cooperative marketing programs. We maintain appropriate accruals and allowances for such exposures. However, such partners tend to have access to more limited financial resources than other resellers and end-user customers and therefore represent potential sources of increased credit risk. We are experiencing increased demands for customer financing and leasing solutions, particularly to competitive local exchange carriers ("CLECs"). CLECs typically finance significant networking infrastructure deployments through alternative forms of financing, including leasing, through Cisco. Although we have programs in place to monitor and mitigate the associated risk, there can be no assurance that such programs will alleviate all of our credit risk.

We also continue to monitor increased credit exposures because of the weakened financial conditions in Asia, and other emerging market regions, and the impact that such conditions may have on the worldwide economy. Although we have not experienced significant losses due to customers failing to meet their obligations to date, such losses, if incurred, could harm our business and financial position.

CISCO IS EXPOSED TO FLUCTUATIONS IN THE MARKET VALUES OF ITS PORTFOLIO INVESTMENTS AND IN INTEREST RATES

We maintain investment portfolio holdings of various issuers, types, and maturities. These securities are generally classified as available for sale, and consequently, are recorded on the balance sheet at fair value with unrealized gains or losses reported as a separate component of accumulated other comprehensive income, net of tax. Part of this portfolio includes minority equity investments in several publicly traded companies, the values of which are subject to market price volatility. We have also invested in numerous privately held companies, many of which can still be considered in the startup or development stages. These investments are inherently risky as the market for the technologies or products they have under development are typically in the early stages and may never materialize. We could lose our entire initial investment in these companies. We also have certain real estate lease commitments with payments tied to short-term interest rates. At any time, a sharp rise in interest rates could have a material adverse impact on the fair value of our investment portfolio while increasing the costs associated with our lease commitments. Conversely, declines in interest rates could have a material impact on interest earnings for our investment portfolio. We do not currently hedge these interest rate exposures.

Readers are referred to pages 28-29 of our 1999 Annual Report to Shareholders for a more detailed discussion of quantitative and qualitative disclosures about market risk. The following analysis presents the hypothetical change in fair values of public equity investments we held that are sensitive to changes in the stock market. These equity securities are held for purposes other than trading. The modeling technique used measures the hypothetical change in fair values arising from selected hypothetical changes in each stock's price. Stock price fluctuations of plus or minus 15%, plus or minus 35%, and plus or minus 50% were selected based on the probability of their occurrence.

This table estimates the fair value of the publicly traded corporate equities at a twelve-month time horizon (in millions):


                                                                 Fair value
                                Valuation of security               as of                Valuation of security
                              given X% decrease in each           October 31,            given X% increase in
                                    stock's price                    1999                 each stock's price
                          ----------------------------------     ------------     ----------------------------------
                           (50%)         (35%)         (15%)                        15%           35%           50%
                          ------        ------        ------        ------        ------        ------        ------
Corporate Equities        $  924        $1,201        $1,571        $1,848        $2,125        $2,495        $2,772


Our equity portfolio consists of securities with characteristics that most closely match the S&P Index or companies traded on the NASDAQ Exchange. The NASDAQ Composite Index has occurrence of a 15% movement in all of the last three years, a 35% movement in one of the last three years, and a 50% movement in none of the last three years.

WE EXPECT TO MAKE FUTURE ACQUISITIONS WHERE ADVISABLE AND ACQUISITIONS INVOLVE NUMEROUS RISKS

The networking business is highly competitive, and as such, our growth is dependent upon market growth and our ability to enhance our existing products and introduce new products on a timely basis. One of the ways we have addressed and will continue to address the need to develop new products is through acquisitions of other companies. Acquisitions involve numerous risks, including the following:

- difficulties in integration of the operations, technologies, and products of the acquired companies;

- the risk of diverting management's attention from normal daily operations of the business;

- potential difficulties in completing projects associated with purchased in-process research and development;

- risks of entering markets in which we have no or limited direct prior experience and where competitors in such markets have stronger market positions; and

- the potential loss of key employees of the acquired company.

Mergers and acquisitions of high-technology companies are inherently risky, and no assurance can be given that our previous or future acquisitions will be successful and will not materially adversely affect our business, operating results or financial condition.

We must also maintain our ability to manage any such growth effectively. Failure to manage growth effectively and successfully integrate acquisitions made by us could harm our business and operating results.

SINCE CISCO'S GROWTH RATE MAY SLOW, OPERATING RESULTS FOR A PARTICULAR QUARTER ARE DIFFICULT TO PREDICT

We expect that in the future, our net sales may grow at a slower rate than experienced in previous periods, and that on a quarter-to-quarter basis, our growth in net sales may be significantly lower than our historical quarterly growth rate. As a consequence, operating results for a particular quarter are extremely difficult to predict. Our ability to meet financial expectations could be hampered if the nonlinear sales pattern seen in past quarters reoccurs in future periods. We generally have had one quarter of the fiscal year when backlog has been reduced. Although such reductions have not occurred consistently in recent years, they are difficult to predict and may occur in the future. In addition, in response to customer demand, we continue to attempt to reduce our product manufacturing lead times, which may result in corresponding reductions in order backlog. A decline in backlog levels could result in more variability and less predictability in our quarter-to-quarter net sales and operating results going forward. On the other hand, for certain products, lead times are longer than our goal. If we cannot reduce manufacturing lead times for such products, our customers may cancel orders or not place further orders if shorter lead times are available from other manufacturers, thus creating additional variability.

CISCO IS EXPOSED TO UNFAVORABLE ECONOMIC CONDITIONS WORLDWIDE

As a result of recent unfavorable economic conditions, sales to certain countries in the Pacific Rim, Eastern Europe, and Latin America have declined as a percentage of our total revenue. If the economic conditions in these markets, or other markets that recently experienced unfavorable conditions worsen, or if these unfavorable conditions result in a wider regional or global economic slowdown, this decline may have a material adverse impact on our business, operations, and financial condition.

CISCO CANNOT PREDICT THE IMPACT OF RECENT ACTIONS AND COMMENTS BY THE SEC

Recent actions and comments from the Securities and Exchange Commission have indicated they are reviewing the current valuation methodology of purchased in-process research and development related to business combinations.

The Commission is concerned that some companies are writing off more of the value of an acquisition than is appropriate. We believe we are in compliance with all of the rules and related guidance as they currently exist. However, there can be no assurance that the Commission will not seek to reduce the amount of purchased in-process research and development previously expensed by us. This would result in the restatement of our previously filed financial statements and could have a material negative impact on financial results for the periods subsequent to acquisitions. Additionally, the Financial Accounting Standards Board ("FASB") has announced that it plans to rescind the pooling of interests method of acquisition accounting. If this occurs, it could alter our acquisition strategy and potentially impair our ability to acquire companies. The FASB has also announced that it is reviewing the current accounting rules associated with stock options. The FASB is concerned that current practice, as outlined in Accounting Principles Board No. 25 (APB25), does not accurately reflect appropriate compensation expense under a variety of scenarios, including the assumption of option plans from acquired companies. The changes proposed could make it more difficult to attract and retain qualified personnel and could unfavorably impact operating results.

CISCO EXPECTS GROSS MARGINS TO DECLINE OVER TIME

We expect that gross margins may be adversely affected by increases in material or labor costs, heightened price competition, and changes in channels of distribution or in the mix of products sold. For example, we believe that gross margins may decline over time, because the markets for lower-margin access products targeted toward small to medium-sized customers have continued to grow at a faster rate than the markets for our higher-margin router and high-performance switching products targeted toward enterprise and service provider customers. We have recently introduced several new products, with additional new products scheduled to be released in the near future. If warranty costs associated with these new products are greater than we have experienced historically, gross margins may be adversely affected. Our gross margins may also be impacted by geographic mix, as well as the mix of configurations within each product group. We continue to expand into third-party or indirect distribution channels, which generally results in lower gross margins. In addition, increasing third-party and indirect distribution channels generally results in greater difficulty in forecasting the mix of our products, and to a certain degree, the timing of its orders.

We also expect that our operating margins may decrease as we continue to hire additional personnel and increases other operating expenses to support our business. We plan our operating expense levels based primarily on forecasted revenue levels. Because these expenses are relatively fixed in the short term, a shortfall in revenue could lead to operating results being below expectations.

YOU SHOULD EXPECT THAT CISCO'S OPERATING RESULTS MAY FLUCTUATE IN FUTURE PERIODS

The results of operations for any quarter are not necessarily indicative of results to be expected in future periods. Our operating results have in the past been, and will continue to be, subject to quarterly fluctuations as a result of a number of factors. These factors include:

- The integration of people, operations, and products from acquired businesses and technologies

- Increased competition in the networking industry

- The overall trend toward industry consolidation

- The introduction and market acceptance of new technologies and standards, including switch routers, Gigabit Ethernet switching, Tag Switching (currently also known as multiprotocol label switching [MPLS]) and data, voice and video capabilities

- Variations in sales channels, product costs, or mix of products sold

- The timing of orders and manufacturing lead times

- The trend toward sales of integrated network solutions

- Changes in general economic conditions and specific economic conditions in the computer and networking industries

Any of these above factors could have a material adverse impact on our operations and financial results. For example, we from time to time have made acquisitions that result in purchased research and development expenses being charged in an individual quarter. These charges may occur in any particular quarter resulting in variability in our quarterly earnings. Additionally, the dollar amounts of large orders for our products have been increasing, and therefore the operating results for a quarter could be materially adversely affected if a number of large orders are either not received or are delayed, for example, due to cancellations, delays, or deferrals by customers.

THE YEAR 2000 PROBLEM MAY HAVE AN ADVERSE EFFECT ON CISCO'S OPERATIONS AND ABILITY TO OFFER PRODUCTS AND SERVICES WITHOUT INTERRUPTION

We are continuing to assess the impact of the year 2000 issue on our current and future products, internal information systems, and noninformation technology systems (equipment and systems) and have begun, and in many cases completed, corrective efforts in these areas. We are using a four-phased approach to address the issue:


- The first phase consists of the inventorying of all potential business disruption problems, including those with products and systems, as well as potential disruption from suppliers and other third parties.

- The second phase consists of the prioritization of all the potential problems to allocate the appropriate level of resources to the most critical areas.

- The third phase addresses the remediation programs to solve or mitigate any identified year 2000 problems.

- The fourth phase consists of the development of contingency plans to address potential year 2000 problems that may arise with Cisco, our customers, and our suppliers.

We have largely completed the implementation of year 2000-compliant internal computer applications for our main financial, manufacturing, and order processing systems. The systems are being tested for compliance, and we do not currently expect any significant issues to be identified during this review. However, the failure of any internal system to achieve year 2000 readiness could result in material disruption to our operations.

We have also conducted extensive work regarding the status of our currently available, developing, and installed base of products. We believe that our current products are largely year 2000-compliant. There can be no assurance that certain previous releases of our products that are no longer under support will prove to be year 2000 compliant with customers' systems or within an existing network. Further information about our products is available on our Year 2000 Internet Web site. We have developed programs for customers who have indicated a need to upgrade components of their systems. However, the inability of any of our products to properly manage and manipulate data in the year 2000 could result in increased warranty costs, customer satisfaction issues, potential lawsuits, and other material costs and liabilities.

We have completed our review of our supplier base. This exercise included compliance inquiries and reviews that will continue throughout calendar 1999. Where issues were identified with a particular supplier, contingency plans have been developed as discussed below. Even where assurances are received from third parties, there remains a risk that failure of systems and products of other companies on which we rely could have a material adverse effect on us. Further, if these suppliers fail to adequately address the year 2000 issue for the products they provide to us, critical materials, products, and services may not be delivered in a timely manner and we may not be able to manufacture sufficient product to meet sales demand.

Based on the work done to date, we have not incurred material costs and do not expect to incur future material costs in the work to address the year 2000 problem for our systems (as a result of relatively new legacy information systems) and products.

We have taken and will continue to take corrective action to mitigate any significant year 2000 problems with our systems and products and believe that the year 2000 issue for information systems will not have a material impact on our operations or financial results. However, there can be no assurance that we will not experience significant business disruptions or loss of business due to an inability to adequately address the year 2000 issue. We are concerned that many enterprises will be devoting a substantial portion of their information systems spending to addressing the year 2000 issue. This expense may result in spending being diverted from networking solutions in the near future. This diversion of information technology spending could have a material adverse impact on our future sales volume.

Contingency plans have been developed in certain key areas, in particular surrounding third-party manufacturers and other suppliers, to ensure that any potential business interruptions caused by the year 2000 issue are mitigated. Such contingency plans include identification of alternative sources of supply and test exercises to ensure that such alternatives are able to provide us with an adequate level of support.

The foregoing statements are based upon our best estimates at the present time, which were derived utilizing numerous assumptions of future events, including the continued availability of certain resources, third-party modification plans, and other factors. There can be no guarantee that these estimates will be achieved and actual results could differ materially from those anticipated. Specific factors that might cause such material differences include, but are not limited to:

- The availability and cost of personnel trained in this area

- The ability to locate and correct all relevant computer codes

- The nature and amount of programming required to upgrade or replace each of the affected programs

- The rate and magnitude of related labor and consulting costs and the success of Cisco's external customers and suppliers in addressing the year 2000 issue

Our evaluation is ongoing and we expect that new and different information will become available to us as that evaluation continues. Consequently, there is no guarantee that all material elements will be year 2000-ready in time.

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

Cisco's competitors include Lucent, Nortel, Ericsson, 3Com, Cabletron and IBM. Some of Cisco's competitors compete across many of Cisco's product lines, while others do not offer as wide a breadth of solutions. Several of Cisco's current and potential competitors have greater financial, marketing and technical resources than Cisco.

The principal competitive factors in the markets in which Cisco presently competes and may compete in the future are:

     -    price;

     -    performance;

     -    the ability to provide end-to-end solutions and support;

     -    conformance to standards;

     - the ability to provide added value features such as security, reliability, and investment protection; and

     -    market presence.

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

CISCO'S BUSINESS DEPENDS UPON ITS PROPRIETARY RIGHTS, AND THERE IS A RISK OF INFRINGEMENT

Cisco's success is dependent upon its proprietary technology. Cisco generally relies upon patents, copyrights, trademarks, and trade secret laws to establish and maintain its proprietary rights in its technology and products. Cisco has a program to file applications for and obtain patents in the United States and in selected foreign countries where a potential market for Cisco's products exists. Cisco has been issued a number of patents; other patent applications are currently pending. There can be no assurance that any of these patents will not be challenged, invalidated, or circumvented, or that any rights granted thereunder will provide competitive advantages to Cisco. In addition, there can be no assurance that patents will be issued from pending applications, or that claims allowed on any future patents will be sufficiently broad to protect Cisco's technology. In addition, the laws of some foreign countries may not permit the protection of Cisco's proprietary rights to the same extent as do the laws of the United States. Although Cisco believes the protection afforded by its patents, patent applications, copyrights, and trademarks has value, the rapidly changing technology in the networking industry makes Cisco's future success dependent primarily on the innovative skills, technological expertise, and management abilities of its employees rather than on patent, copyright, and trademark protection.

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

THE INDUSTRY IN WHICH WE COMPETE IS SUBJECT TO CONSOLIDATION

There has been a trend toward industry consolidation for several years. We expect this trend toward industry consolidation to continue as companies attempt to strengthen or hold their market positions in an evolving industry. We believe that industry consolidation may provide stronger competitors that are better able to compete as sole-source vendors for customers. This could lead to more variability in operating results as we compete to be a single vendor solution and could have a material adverse effect on our business, operating results and financial condition.

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

OUR BUSINESS IS SUBJECT TO RISKS FROM INTERNATIONAL OPERATIONS

We conduct business globally. Accordingly, our future results could be materially adversely affected by a variety of uncontrollable and changing factors including, among others, foreign currency exchange rates; regulatory, political or economic conditions in a specific country or region; trade protection measures and other regulatory requirements; government spending patterns; and natural disasters.

In the first quarter of fiscal 2000, the sales growth rate in Japan, as well as in certain other parts of Asia continued to be slower than that in other areas. Any or all of these factors could have a material adverse impact on our future international business in these or other countries.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE OF MARKET RISK

The information called for by this item is provided under the caption "Cisco Is Exposed To Fluctuations In The Market Values Of Its Portfolio Investments And In Interest Rates" under Item 2--Management's Discussion and Analysis of Financial Condition and Results of Operations.

                           PART II. OTHER INFORMATION


ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

(a) The Company amended its Restated Articles of Incorporation to increase the authorized shares of Common Stock from 5.4 billion to 10 billion.

(c) During the quarter, the Company issued an aggregate of approximately 13.7 million shares of its Common Stock in exchange for the outstanding capital stock of MaxComm Technologies, Inc., StratumOne Communications, Inc., Monterey Networks, Inc. and Cocom A/S. The shares were issued pursuant to an exemption by reason of Section 4(2) of the Securities Act of 1933. These sales were made without general solicitation or advertising. Each purchaser was an accredited investor or a sophisticated investor with access to all relevant information necessary. The Company has filed Registration Statements on Form S-3 covering the resales of such securities.

      During the quarter, the Company issued an aggregate of approximately 6.6 million shares of its Common Stock in exchange for the outstanding capital stock of TransMedia Communications, Inc. The shares were issued pursuant to an exemption by reason of Section 3(a)(10) of the Securities Act of 1933. The terms and conditions of such issuance were approved after a hearing upon the fairness of such terms and conditions by a government authority expressly authorized by the law to grant such approval.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SHAREHOLDERS

The Company held its annual meeting of shareholders on November 10, 1999. At such meeting the following actions were voted upon:

a. Election of Directors


                                                                                                Broker
                                               For            Against       Withheld          Abstentions       Non-Votes
                                          -------------       -------      ----------         -----------       ---------
Carol A. Bartz                            2,784,401,164                    14,134,947
John T. Chambers                          2,785,001,861                    13,534,250
Mary Cirillo                              2,784,733,642                    13,802,469
James F. Gibbons                          2,784,703,073                    13,833,038
Edward R. Kozel                           2,784,976,461                    13,559,650
James Morgan                              2,784,940,356                    13,595,755
John P. Morgridge                         2,784,894,715                    13,641,396
Arun Sarin                                2,784,860,481                    13,675,630
Donald T. Valentine                       2,784,776,916                    13,759,195
Steven M. West                            2,784,956,120                    13,579,991

b. Approval of Amendment to the Automatic Option Grant Program for non-employee Board Members under the 1996 Stock Incentive Plan.


For                             Against                     Withheld                   Abstentions             Broker Non-Votes
---                             -------                     --------                   -----------             ----------------
2,122,051,454                 661,282,532                                              15,202,125

c. Approval of an Amendment to the Company's Bylaws to change the number of authorized number of directors to not less than 8 nor more than 15, with the exact number to be fixed from time to time by resolution of the Board of Directors or Shareholders.

For                             Against                     Withheld                   Abstentions             Broker Non-Votes
---                             -------                     --------                   -----------             ----------------
2,740,221,304                  46,861,350                                              11,453,457


d. Approval of a Certificate of Amendment to the Company's Restated Articles of Incorporation to increase the authorized number of shares of Common Stock to 10,000,000,000.

For                             Against                     Withheld                   Abstentions             Broker Non-Votes
---                             -------                     --------                   -----------             ----------------
2,618,828,414                 168,607,105                                              11,100,592


e. Ratification of PricewaterhouseCoopers as the Company's independent accountants for the fiscal year ending July 29, 2000.

For                             Against                     Withheld                   Abstentions             Broker Non-Votes
---                             -------                     --------                   -----------             ----------------
2,786,615,313                   3,022,633                                               8,898,165

ITEM 6. EXHIBIT AND REPORTS ON FORM 8-K

          (a) Exhibits

  EXHIBIT
  NUMBER
  3.1.2         Certificate of Amendment of the Restated Articles of
                Incorporation

  3.2           Amended and Restated Bylaws

  10.2.2        Amendment to the Cisco Systems, Inc. 1996 Stock Incentive Plan

  27            Financial data schedule

          (b) Reports on Form 8-K

The Company filed four reports on reports on form 8-K during the first quarter ended October 30, 1999. Information regarding the items reported on is as follows:


Date                                 Item Reported On
----                                 ----------------
August 13, 1999                      The Company announced that it planned to invest more than $1.0 billion in
                                     KPMG's Internet Service Business.

August 26, 1999                      The Company announced the acquisition of Cerent Corporation and Monterey
                                     Networks, Inc.

September 27, 1999                   The Company announced the completion of the acquisitions of TransMedia
                                     Communications, Inc., StratumOne Communications, Inc. and MaxComm
                                     Technologies, Inc.

October 20, 1999                     The Company announced the completion of the Acquisition of Monterey
                                     Networks, Inc. and Cocom A/S.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                  Cisco Systems, Inc.

Date: December 14, 1999                           By /s/ Larry R. Carter
     ----------------------                          -------------------------

                                                  Larry R. Carter,
                                                  Senior Vice President,
                                                  Finance and Administration,
                                                  Chief Financial Officer, and
                                                  Secretary

                               INDEX TO EXHIBITS


Exhibit
Number                             Description
-------                            -----------
  3.1.2          Certificate of Amendment of the Restated Articles of
                 Incorporation

  3.2            Amended and Restated Bylaws

  10.2           Amended and Restated 1996 Stock Incentive Plan

  27             Financial data schedule