Form 10-K405/A
period 1999-07-31
CISCO SYSTEMS INC
filed 2000-02-03
CIK 858877

                                   FORM 10-K/A
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(Mark one)

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended July 31, 1999

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ________ to ________

     Commission file number 0-18225

                               CISCO SYSTEMS, INC.
             (Exact name of registrant as specified in its charter)

           California                                   77-0059951
----------------------------------------            -------------------
(State or other jurisdiction of                       (IRS Employer
  incorporation or organization)                    Identification No.)

       170 West Tasman Drive
        San Jose, California                              95134
----------------------------------------            -------------------
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

                                   Yes  [X]    No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

As of September 20, 1999, the approximate aggregate market value of voting stock held by non-affiliates of the registrant was $235,936,179,459 (based upon the closing price for shares of the Registrant's Common Stock as reported by the National Market System of the National Association of Securities Dealers Automated Quotation System on that date). Shares of Common Stock held by each officer, director, and holder of 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes. As of September 20, 1999, 3,297,512,440 shares of registrant's common stock were outstanding.

PORTIONS AMENDED

The Registrant hereby amends Items 7 and 8 contained in the Registrant's Report on Form 10-K for the fiscal year ended July 31, 1999 to provide additional information relating to FAS 131 "Disclosures about Segments of an Enterprise and Related Information" and to provide additional disclosure in the "Management's Discussion and Analysis of Financial Condition and Results of Operations"
section in each case, as set forth below. Except as set forth in Items 7 and 8 below, no other changes are made to the Registrant's Report on Form 10-K for the fiscal year ended July 31, 1999.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

All historical financial information and analysis have been restated to reflect the acquisition of GeoTel in June 1999, which was accounted for as a pooling of interests.

Forward-Looking Statements

Certain statements contained in this Annual Report, including, without limitation, statements containing the words "believes," "anticipates," "estimates," "expects," and words of similar import, constitute "forward-looking statements". You should not place undue reliance on these forward-looking statements. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including risks faced by us described in this Annual Report and in the Risk Factors sections, among others, included in the documents Cisco files with the SEC, specifically Cisco's most recent reports on Form 10-K and form 10-Q.

Comparison of 1999 and 1998

Net sales grew to $12.2 billion in 1999 from $8.5 billion in 1998. The 43.2% increase in net sales during the year was primarily a result of increasing unit sales of LAN switching products such as the Catalyst(R) 5000 family, the Catalyst 2900 series of switches for smaller enterprise networks, access servers such as the Cisco 2600 and 3600 families, high-performance WAN switching and routing products including the IGX(TM) and BPX(R) switches, and the Cisco 12000 gigabit switch router (GSR) and increased maintenance service contract sales. These increases were partially offset by lower unit sales of some of our more established product lines, such as the Cisco 4000 and Cisco 2500 product families. The Company is managed on four geographic theaters: the Americas; Europe, Middle East and Africa (EMEA); Asia/Pacific; and Japan. Sales in 1999 grew 40.8% in the Americas, 52.1% in EMEA, 54.2% in Asia/Pacific and 23.3% in Japan from 1998. The strong growth in the Americas, EMEA, and Asia/Pacific is primarily being driven by market demand and deployment of Internet technologies and business solutions, as well as the overall economic health within these regions. The slower growth in Japan can be attributed to weaker economic conditions, delayed government spending, and a stronger dollar versus the yen.

Gross margins decreased slightly to 65.1% during 1999 from 65.6% in 1998. Standard margins for the Americas, EMEA, Asia/Pacific and Japan were 72.3%, 74.0%, 71.0% and 77.0%, respectively, for fiscal 1999 compared to 74.3%, 74.0%, 73.8% and 74.1%, respectively, for fiscal 1998 (see Note 11 of Consolidated Financial Statements.) The standard margins by geographical segment differ from the amounts recognized under generally accepted accounting principles because the Company does not allocate certain sales adjustments, production overhead and manufacturing variances and other related costs to the segments. Standard margins for the Americas, where 66.4% of our revenues were derived in 1999, decreased by 2.0% during 1999 as compared to 1998. The decrease in overall gross margin and standard margins for the Americas was due primarily to our continued shift in revenue mix towards our lower-margin products and the continued pricing pressure seen from competitors in certain product areas. Standard margins for EMEA, where 26.5% of our revenues were derived in 1999, remained constant as compared to 1998. The prices of component parts have fluctuated in the recent past, and we expect that this trend may continue. An increase in the price of component parts may have a material adverse impact on gross margins. We also expect that gross margins will continue to decrease in the future, because we believe that the market for lower-margin remote-access and switching products for small to medium-sized businesses will continue to increase at a faster rate than the market for our higher-margin router and high-performance switching products. Additionally, as we focus on new market opportunities, we face increasing competitive pressure from large telecommunications equipment suppliers and well-funded startup companies, which may materially adversely affect gross margins. We are attempting to mitigate this trend through various means, such as increasing the functionality of our products, continuing value engineering, controlling royalty costs, and improving manufacturing efficiencies. There can be no assurance that any efforts we make in these and other areas will successfully offset decreasing margins.

Research and development expenses increased by $568 million in 1999 compared with 1998 expenditures, an increase to 13.1% of net sales from 12.1% in 1998. The increase reflects our ongoing research and development efforts in a wide variety of areas such as data, voice and video integration, digital subscriber line (DSL) technologies, cable modem technology, wireless access, dial access, enterprise switching, security, network management, and high-end routing technologies, among others. A significant portion of the increase was due to the addition of new personnel, partly through acquisitions, as well as higher expenditures on prototypes and depreciation on additional lab equipment. For the near future, research and development expenses are expected to increase at a rate similar to or slightly greater than the sales growth rate, as we continue to invest in technology to address potential market opportunities. We also continue to purchase technology in order to bring a broad range of products to the market in a timely fashion. If we believe that we are unable to enter a particular market in a timely manner, with internally developed products, we may license technology from other businesses or acquire other businesses as an alternative to internal research and development. All of our research and development costs are expensed as incurred.

Sales and marketing expenses increased by $875 million in fiscal 1999 over fiscal 1998, an increase to 20.1% of net sales in 1999 from 18.5% in fiscal 1998. The increase is due principally to an increase in the size of our direct sales force and its commissions, our recent television advertising campaign to build brand awareness, additional marketing and advertising costs associated with the introduction of new products, and the expansion of distribution channels. The increase also reflects our efforts to invest in certain key areas such as expansion of our end-to-end strategy and service provider coverage in order to be positioned to take advantage of future market opportunities.

General and administrative expenses rose by $156 million in fiscal 1999 over fiscal 1998, an increase to 3.4% from 3.1% of net sales. The increase primarily reflects increased levels of amortization for acquisition-related intangible assets and $16 million of costs associated with the acquisition of GeoTel. We intend to keep general and administrative costs relatively constant as a percentage of net sales; however, this depends on the level of acquisition activity and amortization of the resulting intangible assets, among other factors.

The amount expensed to purchased research and development in fiscal 1999 arose from the purchase acquisitions of American Internet Corporation, Summa Four, Inc., Clarity Wireless Corporation, Selsius Systems, Inc., PipeLinks, Inc., and Amteva Technologies, Inc. (see Note 3 to the financial statements).

The fair value of the existing products and patents as well as the technology currently under development was determined by using the income approach, which discounts expected future cash flows to present value. The discount rates used in the present value calculations were typically derived from a weighted average cost of capital analysis, adjusted upward to reflect additional risks inherent in the development life cycle. These risk factors have increased the overall discount rate between 4% and 9.5% for acquisitions in the current year. We expect that the pricing model for products related to these acquisitions will be considered standard within the high-technology communications industry. However, we do not expect to achieve a material amount of expense reductions or synergies as a result of integrating the acquired in-process technology. Therefore, the valuation assumptions do not include significant anticipated cost savings. We expect that products incorporating the acquired technology from these acquisitions will be completed and begin to generate cash flows over the six to nine months after integration. However, development of these technologies remains a significant risk due to the remaining effort to achieve technical viability, rapidly changing customer markets, uncertain standards for new products, and significant competitive threats from numerous companies. The nature of the efforts to develop the acquired technology into commercially viable products consists principally of planning, designing, and testing activities necessary to determine that the product can meet market expectations, including functionality and technical requirements. Failure to bring these products to market in a timely manner could result in a loss of market share, or a lost opportunity to capitalize on emerging markets, and could have a material adverse impact on our business and operating results.

Regarding our purchase acquisitions completed in fiscal 1998, research and development efforts are substantially complete and actual results to date have been consistent, in all material respects, with our assumptions at the time of the acquisitions. The assumptions primarily consist of an expected completion date for the in-process projects, estimated costs to complete the projects, and revenue and expense projections once the products have entered the market. Products from these 1998 acquisitions have been introduced to the market in the last nine to twelve months. Shipment volumes of products from acquired technologies are not material to our overall position at the present time. Therefore, it is difficult to determine the accuracy of overall revenue projections early in the technology or product life cycle. Failure to achieve the expected levels of revenues and net income from these products will negatively impact the return on investment expected at the time that the acquisition was completed and potentially result in impairment of any other assets related to the development activities.

The following table summarizes the significant assumptions underlying the valuations in 1999 and 1998 and the development costs we incurred in the periods after the respective acquisition date (in millions, except percentages):

                                                Acquisition Assumptions                     Approximate Development
                                                                                                 Costs Incurred to
                            Estimated Cost to Complete        Risk-Adjusted Discount          Date after Acquisition on
ENTITY NAME             Technology at Time of Acquisition    Rate for In-Process R&D      Acquired In-Process Technology
------------------------------------------------------------------------------------------------------------------------
1999 PURCHASE ACQUISITIONS
American Internet Corporation        $ 1                                   25%                        $ 1
Summa Four, Inc.                     $ 5                                   25%                        $ 5
Clarity Wireless, Inc.               $42                                   32%                        $10
Selsius Systems, Inc.                $15                                   31%                        $ 4
PipeLinks, Inc.                      $ 5                                   31%                        $10
Amteva Technologies, Inc.            $ 4                                   35%                        $ 1

------------------------------------------------------------------------------------------------------------------------
1998 PURCHASE ACQUISITIONS

Dagaz Technologies                   $10                                   35%                        $10
LightSpeed International, Inc.       $13                                   26%                        $15
WheelGroup Corporation               $ 8                                   24%                        $ 8
NetSpeed International, Inc.         $12                                   32%                        $16
CLASS Data Systems                   $ 3                                   24%                        $ 2



Interest and other income, net, was $332 million in 1999 and $196 million in 1998. Interest income rose as a result of additional investment income on our increasing investment balances.

    Our effective tax rate for fiscal 1999 was 33% excluding the 3.8% impact of nondeductible purchased research and development. Our future effective tax rate could be adversely affected if earnings are lower than anticipated in countries where we have lower effective rates, or by unfavorable changes in tax laws and regulations.

Comparison of 1998 and 1997

Net sales grew to $8.5 billion in 1998 from $6.5 billion in 1997. The 31.6% increase in net sales during 1998 was primarily a result of increasing unit sales of high-end switches such as the Catalyst 5500, access servers such as the Cisco 3600 family, Internet and intranet access products for small offices such as the Cisco 1600 series router, and increased service contract sales. The sales growth rate in 1998 for lower-priced access and switching products targeting small and medium-sized businesses increased faster than that of the Company's high-end core router products. However, because these products carried lower average selling prices, the 1998 growth rate slowed compared with 1997. Additionally, some of our more established product lines, such as the Cisco 2500 product family and the Cisco 4000, experienced decelerating growth rates. Sales in 1998 grew 44.4% in the Americas, 36.3% in EMEA, and 18.1% in Asia/Pacific versus 1997, but decreased 21.8% in Japan from 1997 levels.

Gross margins increased slightly to 65.6% during 1998 from 65.2% in 1997. This increase was due principally to our improvements in value-engineering efforts and material cost reductions, partially offset by a continued shift in product mix to our lower-margin products and pricing pressure from competitors in certain product areas.

Research and development expenses increased by $324 million in 1998 compared with 1997 expenditures, an increase to 12.1% of net sales from 10.9% in 1997. The increase reflected our ongoing research and development efforts in a wide variety of areas such as data, voice and video integration, DSL technologies, dial access, enterprise switch routers, security, network management, and high-end routing technologies, among others. A significant portion of the increase was due to the addition of new personnel, partly through acquisitions, as well as higher expenditures on prototypes and depreciation on additional lab equipment.

Sales and marketing expenses increased by $408 million in fiscal 1998 over fiscal 1997, an increase to 18.5% of net sales in 1998 from 18.0% in fiscal 1997. The increase was due principally to an increase in the size of our direct sales force and related commissions, additional marketing and advertising costs associated with the introduction of new products, and the expansion of distribution channels. The increase also reflected our efforts to invest in certain key areas such as expansion of our end-to-end strategy and service provider coverage in order to be positioned to take advantage of future market opportunities.

General and administrative expenses rose by $56 million in fiscal 1998 over fiscal 1997, a decrease to 3.1% from 3.2% of net sales. The dollar increase reflected increased personnel costs necessary to support our business infrastructure, including those associated with our European Logistics Center, the further development of our information systems, as well as increased levels of amortization for acquisition-related intangible assets.

The amount expensed to purchased research and development in fiscal 1998 arose from the purchase acquisitions of Dagaz Technologies, LightSpeed International, Inc., WheelGroup Corporation, NetSpeed International, Inc., and CLASS Data Systems (see Note 3 to the financial statements).

Interest and other income, net, was $196 million in 1998 and $110 million in 1997. Interest income rose as a result of additional investment income on our increasing investment balances. In fiscal 1997, we began selling our holdings in a publicly traded company at amounts significantly above the cost basis of the investment. Also in 1997, we established the Cisco Systems Foundation ("the Foundation"). As part of this initiative, we donated a portion of this investment, along with other equity securities, to the Foundation, with a combined cost basis of approximately $2 million and an approximate market value of $72 million at July 26, 1997. The realized gains on the sale of this investment, net of the amounts donated to the Foundation, were $152 million in fiscal 1997 (see Note 5 to the financial statements).

Recent Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments and hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. We do not believe this will have a material effect on the our operations. Implementation of this standard has recently been delayed by the FASB for a 12-month period. The Company will now adopt SFAS 133 as required for its first quarterly filing of fiscal year 2001.

Liquidity and Capital Resources

Cash, short-term investments, and investments were $9.0 billion at July 31, 1999, an increase of $3.8 billion from July 25, 1998. The increase is primarily a result of cash generated by operations and financing activities, primarily the exercise of employee stock options. These cash flows were partially offset by cash outflows from operating activities, including tax payments of approximately $301 million and cash outflows from investing activities including capital expenditures of approximately $584 million.

Accounts receivable decreased 4.7% during 1999. Days sales outstanding in receivables improved to 32 days as of July 31, 1999, from 49 days as of July 25, 1998. Inventories increased 80.1% between July 31, 1999, and July 25, 1998, which reflects new product introductions, continued growth in our two-tiered distribution system, and the need to maintain shorter lead times on certain products. Inventory management remains an area of focus as we balance the need to maintain strategic inventory levels to ensure competitive lead times with the risk of inventory obsolescence due to rapidly changing technology and customer requirements.

Accounts payable increased by 44.4% during 1999 primarily due to increasing levels of raw material purchases. Other accrued liabilities increased by 83.2% primarily due to higher deferred revenue on service contracts.

At July 31, 1999, we had a line of credit totaling $500 million, which expires in July 2002. There have been no borrowings under this agreement (see Note 6 to the financial statements).

We have entered into certain lease arrangements in San Jose, California, and Research Triangle Park, North Carolina, where we have established our headquarters operations and certain research and development and customer support activities. In connection with these transactions, we have pledged $1.1 billion of our investments as collateral for certain obligations of the leases. We anticipate that we will occupy more leased property in the future that will require similar pledged securities; however, we do not expect the impact of this activity to be material to our liquidity position.

We believe that our current cash and equivalents, short-term investments, line of credit, and cash generated from operations will satisfy our expected working capital, capital expenditure, and investment requirements through fiscal 2000.

                                  Risk Factors

Set forth below and elsewhere in this Annual Report and in the other documents we file with the SEC, including our most recent Form 10-K and Form 10-Q, are risks and uncertainties that could cause actual results to differ materially from the results contemplated by the forward-looking statements contained in this Annual Report.

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

At the present time, we hedge only those currency exposures associated with certain assets and liabilities denominated in nonfunctional currencies, and do not hedge anticipated foreign currency cash flows. The hedging activity undertaken by us is intended to offset the impact of currency fluctuations on certain nonfunctional currency assets and liabilities. The success of this activity depends upon estimations of intercompany balances denominated in various currencies, primarily the euro, Japanese yen, Canadian dollar, Australian dollar, and certain other European currencies. To the extent that these forecasts are over- or understated during periods of currency volatility, we could experience unanticipated currency gains or losses.

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

CISCO IS EXPOSED TO FLUCTUATIONS IN THE FAIR VALUES OF ITS PORTFOLIO INVESTMENTS AND IN INTEREST RATES

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

The following table presents the hypothetical changes in fair values in the financial instruments we held at July 31, 1999, that are sensitive to changes in interest rates. These instruments are not leveraged and are held for purposes other than trading. The modeling technique used measures the change in fair values arising from selected potential changes in interest rates. Market changes reflect immediate hypothetical parallel shifts in the yield curve of plus or minus 50 basis points (BPS), 100 BPS, and 150 BPS over a 12-month time horizon.

Beginning fair values represent the market principal plus accrued interest, dividends, and certain interest rate-sensitive securities considered cash and equivalents for financial reporting purposes at July 31, 1999. Ending fair values are the market principal plus accrued interest, dividends, and reinvestment income at a 12-month time horizon. This table estimates the fair value of the portfolio at a 12-month time horizon (in millions):

                                        Valuation of securities               No change              Valuation of Securities
                                  of securities given an interest rate       in interest         given an Interest rate increase
                                    decrease of X basis points rates            rate                   of X basis points

         Issuer                  (150 BPS)       (100 BPS)       (50 BPS)                      50 BPS      100 BPS      150 BPS
-----------------------------------------------------------------------------------------------------------------------------------
 U.S. Government notes and bonds  $2,440           $2,426         $2,411        $2,393         $2,376       $2,354       $2,341
 State, municipal, and county
   government notes and bonds      5,513            5,444          5,386         5,315          5,248        5,166        5,113
 Corporate notes and bonds         1,297            1,287          1,277         1,268          1,259        1,241        1,241
-----------------------------------------------------------------------------------------------------------------------------------
   Total                          $9,250           $9,157         $9,074        $8,976         $8,883       $8,761       $8,695
===================================================================================================================================


A 50-BPS move in the Federal Funds Rate has occurred in nine of the last ten years; a 100-BPS move in the Federal Funds Rate has occurred in six of the last ten years; and a 150-BPS move in the Federal Funds Rate has occurred in four of the last ten years.

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

    This table estimates the fair value of the publicly traded corporate equities at a 12-month time horizon (in millions):


                          Valuation of security                   Fair value                     Valuation of Security
                        given X% decrease in each                    as of                     given X% increase in each
                               stock price                       July 31, 1999                       stock's price

                           (50%)         (35%)         (15%)                        15%           35%          50%
------------------------------------------------------------------------------------------------------------------------
Corporate equities        $  438        $  570        $  745        $  877        $1,009        $1,184        $1,315
========================================================================================================================


    Our equity portfolio consists of securities with characteristics that most closely match the S&P Index or companies traded on the NASDAQ Exchange. The NASDAQ Composite Index has shown a 15% movement in each of the last three years, a 35% movement in one of the last three years, and a 50% movement in none of the last three years.

    We also are exposed to interest rate risk associated with leases on its facilities whose payments are tied to the London Interbank Offered Rate (LIBOR) and has evaluated the hypothetical change in lease obligations held at July 31, 1999 due to changes in the LIBOR. The modeling technique used measured hypothetical changes in lease obligations arising from selected hypothetical changes in the LIBOR. Market changes reflected immediate hypothetical parallel shifts in the LIBOR curve of plus or minus 50 BPS, 100 BPS, and 150 BPS over a 12-month period. The results of this analysis were not material to our financial results.

    We enter into forward foreign exchange contracts to offset the impact of currency fluctuations on certain nonfunctional currency assets and liabilities, primarily denominated in euro, Japanese, Canadian, Australian, and certain European currencies.

    We generally enter into forward currency contracts that have original maturities of one to three months, with none having a maturity greater than one year in length. The total notional values of forward contracts purchased and forward contracts sold were $211 million and $180 million, respectively. We do not expect gains or losses on these contracts to have a material impact on our financial results (see Note 7 to the financial statements).

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

THE YEAR 2000 PROBLEM MAY HAVE AN ADVERSE EFFECT ON CISCO'S OPERATIONS AND ABILITY TO OFFER PRODUCTS AND SERVICES WITHOUT INTERRUPTION

We are continuing to assess the impact of the year 2000 issue on our current and future products, internal information systems, and noninformation technology systems (equipment and systems) and has begun, and in many cases completed, corrective efforts in these areas.

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

We have largely completed the implementation of year 2000-compliant internal computer applications for its main financial, manufacturing, and order processing systems. The systems are being tested for compliance, and we do not currently expect any significant issues to be identified during this review. However, the failure of any internal system to achieve year 2000 readiness could result in material disruption to our operations.

    We have also conducted extensive work regarding the status of our currently available, developing, and installed base of products. We believe that our current products are largely year 2000-compliant. There can be no assurance that certain previous releases of our products that are no longer under support will prove to be year 2000-compliant with customers' systems or within an existing network. Further information about our products is available on our Year 2000 Internet

Web site. We have developed programs for customers who have indicated a need to upgrade components of their systems. However, the inability of any of our products to properly manage and manipulate data in the year 2000 could result in increased warranty costs, customer satisfaction issues, potential lawsuits, and other material costs and liabilities.

    We have completed phases I and II of our review of our supplier bases and, in the third phase of the compliance approach, are in the process of reviewing the state of readiness of our supplier base. This exercise includes compliance inquiries and reviews that will continue throughout calendar 1999. Where issues are identified with a particular supplier, contingency plans will be developed as discussed below. Even where assurances are received from third parties there remains a risk that failure of systems and products of other companies on which we rely could have a material adverse effect on us. Further, if these suppliers fail to adequately address the year 2000 issue for the products they provide to us, critical materials, products, and services may not be delivered in a timely manner and we may not be able to manufacture sufficient product to meet sales demand.

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

    Contingency plans are being developed in certain key areas, in particular surrounding third-party manufacturers and other suppliers, to ensure that any potential business interruptions caused by the year 2000 issue are mitigated. Such contingency plans include identification of alternative sources of supply and test exercises to ensure that such alternatives are able to provide us with an adequate level of support. These plans are being developed, refined, and tested in the last six months of calendar 1999.

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


                                     Other

PricewaterhouseCoopers LLP ("PWC"), Cisco's independent accountants, has notified Cisco that PWC is engaged in discussions with the Securities and Exchange Commission following an internal review by PWC, pursuant to an administrative settlement with the Commission, of PWC's compliance with auditor independence guidelines. PWC has advised Cisco that Cisco is one of the companies affected by such discussions. Cisco is not involved in the discussions between the Commission and PWC and cannot predict the result of those discussions.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Consolidated Statements of Operations
(in millions, except per-share amounts)

YEARS ENDED                                      July 31, 1999   July 25, 1998  July 26, 1997
---------------------------------------------------------------------------------------------
NET SALES                                            $12,154        $ 8,488        $ 6,452
Cost of sales                                          4,240          2,924          2,243
---------------------------------------------------------------------------------------------
  Gross margin                                         7,914          5,564          4,209
---------------------------------------------------------------------------------------------
Expenses:
  Research and development                             1,594          1,026            702
  Sales and marketing                                  2,447          1,572          1,164
  General and administrative                             418            262            206
  Purchased research and development                     471            594            508
---------------------------------------------------------------------------------------------
    Total operating expenses                           4,930          3,454          2,580
---------------------------------------------------------------------------------------------
OPERATING INCOME                                       2,984          2,110          1,629
Realized gains on sale of investment                                      5            152
Interest and other income, net                           332            196            110
---------------------------------------------------------------------------------------------
Income before provision for income taxes               3,316          2,311          1,891
Provision for income taxes                             1,220            956            840
---------------------------------------------------------------------------------------------
  NET INCOME                                         $ 2,096        $ 1,355        $ 1,051
=============================================================================================
Net income per common share--basic                   $  0.65        $  0.44        $  0.35
---------------------------------------------------------------------------------------------
Net income per common share--diluted                 $  0.62        $  0.42        $  0.34
---------------------------------------------------------------------------------------------
Shares used in per-share calculation--basic            3,213          3,094          2,990
---------------------------------------------------------------------------------------------
Shares used in per-share calculation--diluted          3,398          3,245          3,128
---------------------------------------------------------------------------------------------


See notes to consolidated financial statements.

Consolidated Balance Sheets
(in millions, except par value)


                                                                       July 31, 1999   July 25, 1998
----------------------------------------------------------------------------------------------------
ASSETS
Current assets:
  Cash and equivalents                                                     $   827        $   580
  Short-term investments                                                     1,189          1,157
  Accounts receivable, net of allowances for doubtful
    accounts of $27 in 1999 and $40 in 1998                                  1,242          1,303
  Inventories, net                                                             652            362
  Deferred income taxes                                                        537            345
  Prepaid expenses and other current assets                                    168             67
----------------------------------------------------------------------------------------------------
      Total current assets                                                   4,615          3,814

Investments                                                                  7,032          3,463
Restricted investments                                                       1,080            554
Property and equipment, net                                                    801            599
Other assets                                                                 1,197            542
----------------------------------------------------------------------------------------------------
      TOTAL ASSETS                                                         $14,725        $ 8,972
====================================================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:

  Accounts payable                                                         $   361        $   250
  Income taxes payable                                                         630            411
  Accrued payroll and related expenses                                         678            392
  Other accrued liabilities                                                  1,334            728
----------------------------------------------------------------------------------------------------
      Total current liabilities                                              3,003          1,781

Commitments and contingencies (Note 7)

Minority interest                                                               44             43

Shareholders' equity:

  Preferred stock, no par value, 5 shares authorized:
    none issued or outstanding in 1999 and 1998 (Note 8)

  Common stock and additional paid-in capital, $0.001 par value
    5,400 shares authorized: 3,271 shares issued and outstanding in
    1999 and 3,152 shares in 1998                                            5,524          3,262
  Retained earnings                                                          5,856          3,828
  Accumulated other comprehensive income (Note 8)                              298             58
----------------------------------------------------------------------------------------------------
      Total shareholders' equity                                            11,678          7,148
----------------------------------------------------------------------------------------------------
      TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                           $14,725        $ 8,972
====================================================================================================

See notes to consolidated financial statements.

Consolidated Statement of Cash Flows
(in millions)



YEARS ENDED                                          July 31, 1999   July 25, 1998  July 26, 1997
-------------------------------------------------------------------------------------------------
Cash flows from operating activities:
  Net income                                             $ 2,096         $ 1,355         $ 1,051
  Adjustments to reconcile net income to
   net cash provided by operating activities:
     Depreciation and amortization                           486             328             214
     Provision for doubtful accounts                          19              43              13
     Provision for inventory allowances                      151             161             123
     Deferred income taxes                                  (207)            (60)           (186)
     Tax benefits from employee stock plans                  837             422             274
     Adjustment to conform fiscal year ends
       of pooled acquisitions                                  2                             (11)
     Purchased research and development
       from acquisitions                                     379             436             273
     Change in operating assets and liabilities:
      Accounts receivable                                     54            (166)           (559)
      Inventories                                           (434)           (266)            (74)
      Prepaid expenses and other current assets              (97)             22               6
      Accounts payable                                       102              28              53
      Income taxes payable                                   218             154              86
      Accrued payroll and related expenses                   282             127              67
      Other accrued liabilities                              550             306             118
-------------------------------------------------------------------------------------------------
        NET CASH PROVIDED BY OPERATING ACTIVITIES          4,438           2,890           1,448
-------------------------------------------------------------------------------------------------
Cash flows from investing activities:
  Purchases of short-term investments                     (1,250)         (1,611)         (1,431)
  Proceeds from sales and maturities
     of short-term investments                             1,660           1,751           1,276
  Purchases of investments                                (5,632)         (3,561)         (1,762)
  Proceeds from sales and maturities
     of investments                                        1,994           1,107           1,052
  Purchases of restricted investments                     (1,101)           (527)           (351)
  Proceeds from sales and maturities
     of restricted investments                               560             337             219
  Acquisition of property and equipment                     (584)           (417)           (332)
  Acquisition of businesses, net of cash acquired
     and purchased research and development                  (19)                            (19)
  Net investment in leases                                  (310)           (171)            (20)
  Other                                                     (255)             (3)            (39)
-------------------------------------------------------------------------------------------------
        NET CASH USED IN INVESTING ACTIVITIES             (4,937)         (3,095)         (1,407)
-------------------------------------------------------------------------------------------------
Cash flows from financing activities:
  Issuance of common stock                                   740             489             308
  Common stock repurchases                                                                  (323)
  Other                                                        6             (10)             (5)
-------------------------------------------------------------------------------------------------
        NET CASH PROVIDED BY (USED IN)
         FINANCING ACTIVITIES                                746             479             (20)
-------------------------------------------------------------------------------------------------
Net increase in cash and equivalents                         247             274              21
Cash and equivalents, beginning of year                      580             306             285
-------------------------------------------------------------------------------------------------
CASH AND EQUIVALENTS, END OF YEAR                        $   827         $   580         $   306
=================================================================================================
Non-cash investing and financing activities:

Transfers of securities to restricted investments        $    --         $    --         $ 3,586
=================================================================================================


See notes to consolidated financial statements.

Consolidated Statements of Shareholders' Equity (in millions)



                                                        Common Stock and
                                                           Additional
                                          Common Stock   Paid-In Capital              Accumulated
                                                                                        Other            Total
                                                                          Retained   Comprehensive   Shareholders
                                         Number of Shares   Amount        Earnings       Income         Equity
-----------------------------------------------------------------------------------------------------------------
BALANCE AS OF JULY 28, 1996                     2,927       $   900       $ 1,770       $   154       $ 2,824
Net income                                                                  1,051                       1,051
Change in unrealized gain on investments                                                   (109)         (109)
Translation adjustment                                                                       (5)           (5)
                                                                                                      -----------
Comprehensive income                                                                                      937
Issuance of common stock                          107           308                                       308
Tax benefit from employee stock plans                           274                                       274
Common stock repurchases                          (22)          (10)         (313)                       (323)
Pooling of interest acquisitions                   17             7           (15)                         (8)
Purchase acquisitions                              17           324                                       324
Adjustment to conform fiscal year
  ends of pooled acquisitions                                                 (11)                        (11)
-----------------------------------------------------------------------------------------------------------------
BALANCE AS OF JULY 26, 1997                     3,046         1,803         2,482            40         4,325
Net income                                                                  1,355                       1,355
Change in unrealized gain on investments                                                     28            28
Translation adjustment                                                                      (10)          (10)
                                                                                                      -----------
Comprehensive income                                                                                    1,373
Issuance of common stock                           82           489                                       489
Tax benefit from employee stock plans                           422                                       422
Pooling of interest acquisitions                    3            12            (9)                          3
Purchase acquisitions                              21           536                                       536
-----------------------------------------------------------------------------------------------------------------
BALANCE AS OF JULY 25, 1998                     3,152         3,262         3,828            58         7,148
Net income                                                                  2,096                       2,096
Change in unrealized gain on investments                                                    234           234
Translation adjustment                                                                        6             6
                                                                                                      -----------
Comprehensive income                                                                                    2,336
Issuance of common stock                           98           740                                       740
Tax benefit from employee stock plans                           837                                       837
Pooling of interest acquisitions                    8           115           (70)                         45
Purchase acquisitions                              13           570                                       570
Adjustment to conform fiscal year
  ends of pooled acquisitions                                                   2                           2
-----------------------------------------------------------------------------------------------------------------
BALANCE AS OF JULY 31, 1999                     3,271       $ 5,524       $ 5,856       $   298       $11,678
=================================================================================================================


See notes to consolidated financial statements.

1. Description of Business

Cisco Systems, Inc. (the "Company") provides networking solutions that connect computing devices and computer networks, allowing people to access or transfer information without regard to differences in time, place, or type of computer system. The Company sells its products in approximately 105 countries through a combination of direct sales and reseller and distribution channels.

2. Summary of Significant Accounting Policies

FISCAL YEAR. The Company's fiscal year is the 52 or 53 weeks ending on the last Saturday in July. The fiscal year ended July 31, 1999, was a 53-week year. The fiscal years ended July 25, 1998, and July 26, 1997, were 52-week years.

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

INVESTMENTS. The Company's investments comprise U.S., state, and municipal government obligations and foreign and public corporate equity securities. Investments with maturities of less than one year are considered short term and are carried at fair value. Nearly all investments are held in the Company's name and custodied with two major financial institutions. The specific identification method is used to determine the cost of securities disposed of, with realized gains and losses reflected in other income and expense. At July 31, 1999, and July 25, 1998, substantially all of the Company's investments were classified as available for sale. Unrealized gains and losses on these investments are included as a separate component of shareholders' equity, net of any related tax effect. The Company also has certain investments in nonpublicly traded companies. These investments are included in "Other Assets" in the Company's balance sheet and are generally carried at cost. The Company monitors these investments for impairment and makes appropriate reductions in carrying values when necessary.

INVENTORIES. Inventories are stated at the lower of cost or market. Cost is computed using standard cost, which approximates actual cost on a first-in, first-out basis.

RESTRICTED INVESTMENTS. Restricted investments consist of U.S. governmental obligations with maturities of more than one year. These investments are carried at fair value and are restricted as to withdrawal (see Note 7). Restricted investments are held in the Company's name and custodied with two major financial institutions.

FAIR VALUE OF FINANCIAL INSTRUMENTS. Carrying amounts of certain of the Company's financial instruments, including cash and equivalents, accrued payroll, and other accrued liabilities, approximate fair value because of their short maturities. The fair values of investments are determined using quoted market prices for those securities or similar financial instruments (see Note
5).

CONCENTRATIONS. Cash and equivalents are, for the most part, maintained with several major financial institutions in the United States. Deposits held with banks may exceed the amount of insurance provided on such deposits. Generally these deposits may be redeemed upon demand and therefore, bear minimal risk.

The Company performs ongoing credit evaluations of its customers and, with the exception of certain financing transactions, does not require collateral from its customers.

The Company receives certain of its custom semiconductor chips for some of its products from sole suppliers. Additionally, the Company relies on a limited number of hardware manufacturers. The inability of any supplier or manufacturer to fulfill supply requirements of the Company could impact future results.

REVENUE RECOGNITION. The Company generally recognizes product revenue upon shipment of product unless there are significant post-delivery obligations or collection is not considered probable at the time of sale. When significant post-delivery obligations exist, revenue is deferred until such obligations are fulfilled. Revenue from service obligations is deferred and generally recognized ratably over the period of the obligation. The Company makes certain sales to partners in two-tier distribution channels. These customers are generally given privileges to return a portion of inventory and participate in various cooperative marketing programs. The Company recognizes revenues to two-tier distributors based on management estimates to approximate the point that products have been sold by the distributors and also maintains appropriate accruals and allowances for all other programs. The Company accrues for warranty costs, sales returns, and other allowances at the time of shipment based on its experience.

The Company adopted Statement of Position (SOP) No. 97-2, "Software Revenue Recognition," in the first quarter of fiscal year 1999 and its adoption had no material impact on the Company's operating results or financial position.

NET INVESTMENT IN LEASES. Net investment in leases represents sales-type and direct-financing leases. These leases typically have terms of two to five years and are usually collateralized by a security interest in the underlying assets.

ADVERTISING COSTS. The Company expenses all advertising costs as they are incurred.

SOFTWARE DEVELOPMENT COSTS. Software development costs, which are required to be capitalized pursuant to Statement of Financial Accounting Standards (SFAS) No. 86, "Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed," have not been material to the Company to date.

DEPRECIATION AND AMORTIZATION. Property and equipment are stated at cost and depreciated on a straight-line basis over the estimated useful lives of the assets. Such lives vary from two and one-half to five years. Goodwill and other intangible assets are included in other assets and are carried at cost less accumulated amortization, which is being provided on a straight-line basis over the economic lives of the respective assets, generally three to five years.

INCOME TAXES. Income tax expense is based on pretax financial accounting income. Deferred tax assets and liabilities are recognized for the expected tax consequences of temporary differences between the tax bases of assets and liabilities and their reported amounts.

COMPUTATION OF NET INCOME PER COMMON SHARE. Basic net income per common share is computed using the weighted average number of common shares outstanding during the period. Diluted net income per common share is computed using the weighted average number of common and dilutive common equivalent shares outstanding during the period. Dilutive common equivalent shares consist of stock options (see Note 12). Share and per-share data presented reflect the two-for-one stock split effective June 1999 and the three-for-two stock splits effective September 1998 and December 1997.

FOREIGN CURRENCY TRANSLATION. Substantially all of the Company's international subsidiaries use their local currency as their functional currency. For those subsidiaries using the local currency as their functional currency, assets and liabilities are translated at exchange rates in effect at the balance sheet date and income and expense accounts at average exchange rates during the year. Resulting translation adjustments are recorded directly to a separate component of shareholders' equity. Where the U.S. dollar is the functional currency, translation adjustments are recorded in income.

DERIVATIVES. The Company enters into forward exchange contracts to minimize the short-term impact of foreign currency fluctuations on assets and liabilities denominated in currencies other than the functional currency of the reporting entity. All foreign exchange forward contracts are highly inversely correlated to the hedged items and are designated as, and considered, effective as hedges of the underlying assets or liabilities. Gains and losses on the contracts are included in interest and other income, net and offset foreign exchange gains or losses from the revaluation of intercompany balances, or other current assets and liabilities denominated in currencies other than the functional currency of the reporting entity. Fair values of exchange contracts are determined using published rates. If a derivative contract terminates prior to maturity, the investment is shown at its fair value with the resulting gain or loss reflected in interest and other income, net.

MINORITY INTEREST Minority interest represents the preferred stockholders' proportionate share of the equity of Nihon Cisco Systems, K.K. At July 31, 1999, the Company owned all issued and outstanding common stock, amounting to 73.2% of the voting rights. Each share of preferred stock is convertible into one share of common stock at any time at the option of the holder.

USE OF ESTIMATES The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Estimates are used for, but not limited to, the accounting for doubtful accounts, inventory reserves, depreciation and amortization, sales returns, warranty costs, taxes, and contingencies. Actual results could differ from these estimates.

COMPREHENSIVE INCOME In the first quarter of fiscal 1999, the Company adopted SFAS No. 130 "Reporting Comprehensive Income". Under SFAS 130 the Company is required to report comprehensive income, which includes the Company's net income, as well as changes in equity from other sources. In the Company's case, the other changes in equity included in comprehensive income comprise unrealized gains and losses on other available-for-sale investments and the foreign currency cumulative translation adjustment. The adoption of SFAS 130 had no impact on the Company's net income, balance sheet, or shareholders' equity.

SEGMENT INFORMATION In 1999, the Company adopted Statement of Financial Accounting Standard (SFAS) No. 131 "Disclosures about Segments of an Enterprise and Related Information". SFAS 131 supercedes SFAS No. 14, "Financial Reporting for Segments of a Business Enterprise". Under the new standard the Company is required to use the "management" approach to reporting its segments. The management approach designates that the internal organization that is used by management for making operating decisions and assessing performance as the source of the Company's segments. The adoption of SFAS 131 had no impact on the Company's net income, balance sheet, or shareholders' equity.

RECENT ACCOUNTING PRONOUNCEMENT In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments and hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. Management does not believe this will have a material effect on the Company's operations. Implementation of this standard has recently been delayed by the FASB for a 12-month period. The Company will now adopt SFAS 133 as required for its first quarterly filing of fiscal year 2001.

3. Business Combinations

Pooling of Interests Combinations

On June 24, 1999, the Company acquired GeoTel Communications Corporation ("GeoTel"). Under the terms of the agreement, 1.0276 shares of the Company's common stock were exchanged for each outstanding share of GeoTel. Approximately 28 million shares of common stock were issued to acquire GeoTel. The Company also assumed remaining outstanding stock options that were converted to options to purchase approximately six million shares of the Company's common stock. The transaction was accounted for as a pooling of interests in fiscal year 1999; therefore, all prior periods presented have been restated.

    Prior to the merger, GeoTel used a calendar year end. Restated financial statements of the Company combine the July 31, 1999, July 25, 1998, and July 26, 1997, results of the Company with the July 31, 1999, June 30, 1998, and June 30, 1997, results of GeoTel, respectively. No adjustments were necessary to conform accounting policies of the entities. However, GeoTel's historical results have been adjusted to reflect an increase in income taxes because of the elimination of a previously provided valuation allowance on its deferred tax assets. There were no intercompany transactions requiring elimination in any period presented. In order for both companies to operate on the same fiscal year for 1999, GeoTel's operations for the one-month period ending July 31, 1998, which are not significant to the Company, have been reflected as an adjustment to retained earnings in fiscal 1999.

The following table shows the historical results of the Company and GeoTel for the periods prior to the consummation of the merger of the two entities (in millions):


                                    Nine Months Ended             Year Ended
                                        May 1, 1999     July 25, 1998   July 26, 1997
-------------------------------------------------------------------------------------
Revenues:
  Cisco                                    $ 8,562         $ 8,459        $ 6,440
  GeoTel                                        44              29             12
-------------------------------------------------------------------------------------
    Total                                  $ 8,606         $ 8,488        $ 6,452
-------------------------------------------------------------------------------------
Net income:
  Cisco as previously reported             $ 1,452         $ 1,350        $ 1,049
  GeoTel as previously reported                  9               8              2
-------------------------------------------------------------------------------------
    Total                                    1,461           1,358          1,051
  Adjustment to reflect elimination
    of valuation allowances                                     (3)
-------------------------------------------------------------------------------------
  Net income, as restated                  $ 1,461         $ 1,355        $ 1,051
-------------------------------------------------------------------------------------


The Company has also completed a number of other pooling transactions. The historical operations of these entities were not material to the Company's consolidated operations on either an individual or an aggregate basis; therefore, prior period statements have not been restated for these acquisitions. These transactions are summarized as follows (in millions of shares):

                                                     Total Shares of
Fiscal Year           Acquired Companies            Cisco Stock Issued
----------------------------------------------------------------------
1997                    Nashoba Networks                     7
                        Granite Systems, Inc.               10
1998                    Precept Software, Inc.               3
1999                    Fibex Systems                        6
                        Sentient Networks, Inc.              2

In conjunction with these poolings, the Company also assumed the outstanding options of these companies, which were converted to options to purchase approximately nine million shares of the Company's common stock.

Purchase Combinations

During the three years ended July 31, 1999, the Company made a number of purchase acquisitions. The consolidated financial statements include the operating results of each business from the date of acquisition. Pro forma results of operations have not been presented because the effects of these acquisitions were not material on either an individual or an aggregate basis.

    The amounts allocated to purchased research and development were determined through established valuation techniques in the high-technology communications industry and were expensed upon acquisition because technological feasibility had not been established and no future alternative uses existed. Research and development costs to bring the products from the acquired companies to technological feasibility are not expected to have a material impact on the Company's future results of operations or cash flows. Amounts allocated to goodwill and other intangibles are amortized on a straight-line basis over periods not exceeding five years. Each transaction is outlined as follows:

Summary of Purchase Transactions (in millions)


                                                        Purchased Research and        Form of Consideration
Acquired Companies             Consideration    Date      Development Charge        and Other Notes to Acquisition
---------------------------------------------------------------------------------------------------------------------------------
FISCAL 1999

American Internet Corporation    $ 58         Oct. 1998      $ 41               Common stock and options assumed; goodwill and
                                                                                other intangibles recorded of $18

Summa Four, Inc.                 $129         Nov. 1998      $ 64               Common stock and options assumed, $16 in
                                                                                liabilities assumed; goodwill and other
                                                                                intangibles recorded of $29

Clarity Wireless, Inc.           $153         Nov. 1998      $ 94               Common stock and options assumed; goodwill and
                                                                                other intangibles recorded of $73

Selsius Systems, Inc.            $134         Nov. 1998      $ 92               $111 in cash; options assumed; goodwill and other
                                                                                intangibles recorded of $41

PipeLinks, Inc.                  $118         Dec. 1998      $ 99               Common stock and options assumed; goodwill and
                                                                                other intangibles recorded of $11

Amteva Technologies, Inc.        $159         June 1999      $ 81               Common stock and options assumed; goodwill
                                                                                and other intangibles recorded of $85;
                                                                                liabilities assumed of $9
---------------------------------------------------------------------------------------------------------------------------------
FISCAL 1998

Dagaz Technologies, Inc.         $130         Aug. 1997      $127               $108 in cash, $18 in common stock, and
                                                                                assumed liabilities of $4

LightSpeed International, Inc.   $161         Feb. 1998      $143               Common stock and options assumed; other
                                                                                intangibles recorded of $15

WheelGroup Corporation           $124         March 1998     $ 97               Common stock and options assumed; goodwill
                                                                                and other intangibles recorded of $38

NetSpeed International, Inc.     $252         April 1998     $179               $222 in common stock and options assumed,
                                                                                $12 cash and assumed liabilities of $18;
                                                                                goodwill and other intangibles recorded of $76

CLASS Data Systems               $ 51         June 1998      $ 48               Cash of $38 and options assumed
---------------------------------------------------------------------------------------------------------------------------------
FISCAL 1997

Telebit Corporation              $200         Oct. 1996      $174               Cash

Netsys Technologies              $ 85         Nov. 1996      $ 43               $81 in common stock and $4 in liabilities
                                                                                assumed; goodwill and other intangibles
                                                                                recorded of $42

Skystone Systems Corporation     $ 92         July 1997      $ 89               $69 in common stock and $23 in cash

Ardent Communications            $165         July 1997      $164               Common stock

Global Internet Software Group   $ 40         July 1997      $ 38               Cash


Total purchased research and development expense in 1999, 1998, and 1997 was $471 million, $594 million, and $508 million, respectively. The purchased research and development expense that was attributable to stock consideration in purchase acquisitions for the same periods was $379 million, $436 million, and $273 million, respectively.

Pending Business Combinations (unaudited)

In June 1999, the Company announced definitive agreements to purchase TransMedia Communications, Inc. ("TransMedia") and StratumOne Communications, Inc. ("StratumOne"). TransMedia provides Media Gateway technology that unites the multiple networks of public voice communications. StratumOne is a developer of highly integrated, high-performance semiconductor technology.

In August 1999, the Company announced definitive agreements to purchase Calista Inc. ("Calista"); MaxComm Technologies, Inc. ("MaxComm"); Cerent Corporation ("Cerent"); and Monterey Networks, Inc. ("Monterey"). Calista is a developer of Internet technology that allows different business phone systems to work together over an open Internet-based infrastructure for the first time. MaxComm is a developer of broadband Internet technology that brings data and multiple voice lines to consumers. Cerent is a developer of next-generation optical transport products, and Monterey is a developer of infrastructure-class, optical cross-connect technology that is used to increase network capacity at the core of an optical network.

The terms of the pending business combinations are as follows (in millions):

Entity Name                      Consideration    Accounting Treatment
----------------------------------------------------------------------
TransMedia Communications, Inc.      $ 407        Pooling of interests
StratumOne Communications, Inc.        435        Pooling of interests
Calista, Inc.                           55        Purchase
MaxComm Technologies, Inc.             143        Purchase
Cerent Corporation                   6,900        Pooling of interests
Monterey Networks, Inc.                500        Purchase

Consideration for each of the above transactions will be the Company's common stock.

4. Balance Sheet Detail (in millions)


                                         July 31, 1999  July 25, 1998
---------------------------------------------------------------------
INVENTORIES, NET:
Raw materials                              $   143       $    76
Work in process                                198           143
Finished goods                                 276           111
Demonstration systems                           35            32
---------------------------------------------------------------------
  Total                                    $   652       $   362
=====================================================================
PROPERTY AND
  EQUIPMENT, NET:
Leasehold improvements                     $   282       $   154
Computer equipment and
  related software                             628           537
Production and engineering
  equipment                                    238           139
Office equipment, furniture,
  fixtures, and other                          676           441
---------------------------------------------------------------------
                                             1,824         1,271

Less accumulated depreciation
  and amortization                          (1,023)         (672)
---------------------------------------------------------------------
  Total                                    $   801       $   599
=====================================================================
OTHER ASSETS, NET:

Goodwill--gross                            $   157       $    57
Other intangibles--gross                       395           143
Accumulated amortization
  of intangible assets                         (92)          (30)
---------------------------------------------------------------------
Intangibles, net                               460           170
Investments in nonpublic
  companies                                    196            90
Net investment in leases                       500           190
Other assets                                    41            92
---------------------------------------------------------------------
  Total                                    $ 1,197       $   542
=====================================================================
ACCRUED PAYROLL AND RELATED EXPENSES:
Accrued wages, paid time
  off, and related expenses                $   318       $   172
Accrued commissions                            138            83
Accrued bonuses                                222           137
---------------------------------------------------------------------
  Total                                    $   678       $   392
=====================================================================
OTHER ACCRUED LIABILITIES:
Deferred revenue                           $   724       $   339
Accrued warranties                              67            48
Other liabilities                              543           341
---------------------------------------------------------------------
  Total                                    $ 1,334       $   728
=====================================================================

Amortization expense of intangible assets for the fiscal years ended July 31, 1999, July 25, 1998, and July 26, 1997, was $62 million, $23 million, and $11 million, respectively.

5. Investments

The following tables summarize the Company's investments in securities (in millions):


                                           Amortized      Gross Unrealized  Gross Unrealized         Fair
July 31, 1999                                Cost              Gains             Losses              Value
----------------------------------------------------------------------------------------------------------
U.S. government notes and bonds             $2,187            $                 $   (29)            $2,158
State, municipal, and county
  government notes and bonds                 5,177                5                 (44)             5,138
Corporate notes and bonds                    1,145                                  (17)             1,128
Corporate equity securities                    288              615                 (26)               877
----------------------------------------------------------------------------------------------------------
  Total                                     $8,797            $ 620             $  (116)            $9,301
==========================================================================================================
Reported as:

Short-term investments                                                                              $1,189
Investments                                                                                          7,032
Restricted investments                                                                               1,080
----------------------------------------------------------------------------------------------------------
  Total                                                                                             $9,301
==========================================================================================================

                                           Amortized      Gross Unrealized  Gross Unrealized         Fair
July 25, 1998                                Cost             Gains             Losses               Value
----------------------------------------------------------------------------------------------------------

U.S. government notes and bonds             $  978             $  3             $ (1)               $  980
State, municipal, and county
  government notes and bonds                 3,216               11               (3)                3,224
Foreign government notes and bonds              31                                                      31
Corporate notes and bonds                      768                1               (1)                  768
Corporate equity securities                     55              137              (21)                  171
----------------------------------------------------------------------------------------------------------
  Total                                     $5,048             $152             $(26)               $5,174
==========================================================================================================

Reported as:

Short-term investments                                                                              $1,157
Investments                                                                                          3,463
Restricted investments                                                                                 554
----------------------------------------------------------------------------------------------------------
  Total                                                                                             $5,174
==========================================================================================================

The following table summarizes debt maturities (including restricted investments) at July 31, 1999 (in millions):


                                          Amortized Cost     Fair Value
-----------------------------------------------------------------------
Less than one year                             $1,403            $1,397
Due in 1-2 years                                1,447             1,442
Due in 2-5 years                                5,064             5,005
Due after 5 years                                 595               580
-----------------------------------------------------------------------
  Total                                        $8,509            $8,424
=======================================================================


During fiscal year 1997, the Company began to sell its minority equity position in a publicly traded company, which was completed in fiscal year 1998. Also, in fiscal 1997, the Company established the Cisco Systems Foundation ("the Foundation"). As part of this initiative, the Company donated a portion of the equity investment, along with other equity securities to the Foundation, with a combined cost basis of approximately $2 million and an approximate fair value of $72 million at July 26, 1997. The realized gains reported on the sale of this investment, net of the 1997 donation to the Foundation, were $152 million in fiscal 1997 and $5 million in fiscal 1998.

6. Line of Credit

As of July 31, 1999, the Company had a syndicated credit agreement under the terms of which a group of banks committed a maximum of $500 million on an unsecured, revolving basis for cash borrowings of various maturities. The commitments made under this agreement expire on July 1, 2002. Under the terms of the agreement, borrowings bear interest at a spread over the London Interbank Offered Rate based on certain financial criteria and third-party rating assessments. As of July 31, 1999, this spread was 20 basis points. From this spread, a commitment fee of seven basis points is assessed against any undrawn amounts. The agreement includes a single financial covenant that places a variable floor on tangible net worth, as defined, if certain leverage ratios are exceeded. There have been no borrowings under this agreement.

7. Commitments and Contingencies

Leases

The Company has entered into several agreements to lease 448 acres of land located in San Jose, California, where it has established its headquarters operations, and 45 acres of land located in Research Triangle Park, North Carolina, where it has expanded certain research and development and customer support activities. All of the leases have initial terms of five to seven years and options to renew for an additional three to five years, subject to certain conditions. At any time during the terms of these land leases, the Company may purchase the land. If the Company elects not to purchase the land at the end of each of the leases, the Company has guaranteed a residual value of $592 million.

     The Company has also entered into agreements to lease certain buildings to be constructed on the land described above. The lessors of the buildings have committed to fund up to a maximum of $993 million (subject to reductions based on certain conditions in the respective leases) for the construction of the buildings, with the portion of the committed amount actually used to be determined by the Company. Rent obligations for the buildings commenced on various dates and will expire at the same time as the land leases.

    The Company has an option to renew the building leases for an additional three to five years, subject to certain conditions. The Company may, at its option, purchase the buildings during or at the ends of the terms of the leases at approximately the amount expended by the lessors to construct the buildings. If the Company does not exercise the purchase options by the ends of the leases, the Company will guarantee a residual value of the buildings as determined at the lease inception date of each agreement (approximately $569 million at July 31, 1999).

     As part of the above lease transactions, the Company restricted $1.1 billion of its investment securities as collateral for specified obligations of the lessors under the leases. These investment securities are restricted as to withdrawal and are managed by a third party subject to certain limitations under the Company's investment policy. In addition, the Company must maintain a minimum consolidated tangible net worth, as defined, of $2.8 billion.

    The Company also leases office space in Santa Clara, California; Chelmsford, Massachusetts; and for its various U.S. and international sales offices.

    Future annual minimum lease payments under all noncancelable operating leases as of July 31, 1999, are as follows (in millions):


-------------------------------------------
2000                                 $  156
2001                                    143
2002                                    122
2003                                    109
2004                                     97
Thereafter                              448
--------------------------------------------
Total minimum lease payments         $1,075
============================================

Rent expense totaled $121 million, $90 million, and $65 million for 1999, 1998, and 1997, respectively.

Forward Exchange Contracts

The Company conducts business on a global basis in several major international currencies. As such, it is exposed to adverse movements in foreign currency exchange rates. The Company enters into forward foreign exchange contracts to reduce certain currency exposures. These contracts hedge exposures associated with nonfunctional currency assets and liabilities denominated in Japanese, Canadian, Australian, and several European currencies, including the euro. At the present time, the Company hedges only those currency exposures associated with certain nonfunctional currency assets and liabilities and does not generally hedge anticipated foreign currency cash flows.

    The Company does not enter into forward exchange contracts for trading purposes. Gains and losses on the contracts are included in interest and other income, net and offset foreign exchange gains or losses from the revaluation of intercompany balances or other current assets and liabilities denominated in currencies other than the functional currency of the reporting entity. The Company's forward currency contracts generally range from one to three months in original maturity. Forward exchange contracts outstanding and their unrealized gains and (losses) as of July 31, 1999, are summarized as follows (in millions):

                               Notional
                                Value             Notional         Unrealized
                              Purchased         Value Sold         Gain/(Loss)
-----------------------------------------------------------------------------
Japanese yen                  $                    $ (49)          $
Australian dollar                                    (58)
Canadian dollar                                      (73)
Euro                            150
British pound
  sterling                       33
Other European
  currencies                     12
Other Asian
  currencies                     16
-----------------------------------------------------------------------------
   Total                      $ 211                $(180)          $   --
=============================================================================

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

Legal Proceedings

The Company and its subsidiaries are subject to legal proceedings, claims, and litigation arising in the ordinary course of business. The Company's management does not expect that the ultimate costs to resolve these matters will have a material adverse effect on the Company's consolidated financial position, results of operations, or cash flows.

8. Shareholders' Equity

Par Value At the Annual Meeting of Shareholders held on November 13, 1997, the shareholders approved an amendment to the Articles of Incorporation changing the par value of the Company's Common Stock from zero to $0.001 per share. As a result, the Company has transferred the additional paid-in capital to a separate account; however, for financial statement purposes, the additional paid-in capital account has been combined with the common stock account and reflected on the balance sheet as "Common stock and additional paid-in capital."

Stock Splits In May 1999, the Company's Board of Directors approved a two-for-one split of the Company's common stock that was applicable to shareholders of record on May 24, 1999, and effective on June 21, 1999. All references to share and per-share data for all periods presented have been adjusted to give effect to this two-for-one stock split and the two three-for-two stock splits effective September 1998 and December 1997.

Shareholder Rights Plan In June 1998, the Company's Board of Directors approved a Shareholders' Rights Plan. This plan is intended to protect shareholders' rights in the event of an unsolicited takeover attempt. It is not intended to prevent a takeover of the Company on terms that are favorable and fair to all shareholders and will not interfere with a merger approved by the Board of Directors. Each right entitles shareholders to buy a "unit" equal to one thirty-thousandth of a new share of Series A Preferred Stock of the Company. The rights will be exercisable only if a person or a group acquires or announces a tender or exchange offer to acquire 15% or more of the Company's common stock.

In the event the rights become exercisable, the rights plan allows for Cisco shareholders to acquire, at an exercise price of $216 per right owned, stock of the surviving corporation having a market value of $433, whether or not Cisco is the surviving corporation. The dividend was distributed to shareholders of record in June 1998. The rights, which expire June 2008, are redeemable for $0.00033 per right at the approval of the Company's Board of Directors.

Preferred Stock Under the terms of the Company's Articles of Incorporation, the Board of Directors may determine the rights, preferences, and terms of the Company's authorized but unissued shares of preferred stock.

Comprehensive Income

The Company has adopted SFAS No. 130, "Reporting Comprehensive Income", as of the first quarter of fiscal 1999. SFAS No. 130 establishes new rules for the reporting and display of comprehensive income and its components, however, it had no impact on the Company's net income or total shareholders' equity.

    The components of comprehensive income are as follows (in millions):


                                                                                   July 31, 1999   July 25, 1998     July 26, 1997
----------------------------------------------------------------------------------------------------------------------------------
Net income                                                                             $ 2,096         $ 1,355          $ 1,051
Other comprehensive income (loss):
  Change in unrealized gain (loss) on investments, net of tax (provision)
  benefit of ($144), ($17), and $9 in 1999, 1998, and 1997, respectively                   234              25              (14)

  Reclassification for unrealized gains previously included in net income, net
  of tax (provision) benefit of ($2) and $57 in 1998 and 1997, respectively                                  3              (95)
----------------------------------------------------------------------------------------------------------------------------------
   Net unrealized gain (loss)                                                              234              28             (109)
----------------------------------------------------------------------------------------------------------------------------------
   Change in accumulated translation adjustments                                             6             (10)              (5)
----------------------------------------------------------------------------------------------------------------------------------
     Total comprehensive income                                                        $ 2,336         $ 1,373          $   937
==================================================================================================================================


9. Employee Benefit Plans

Employee Stock Purchase Plan

The Company has an Employee Stock Purchase Plan ("the Purchase Plan") under which 111 million shares of common stock have been reserved for issuance. Eligible employees may purchase a limited number of shares of the Company's stock at 85% of the market value at certain plan-defined dates.

In November 1997, the shareholders approved an amendment to the Purchase Plan, which, among other changes, increased the maximum number of shares of Common Stock authorized for issuance over the term of the Purchase Plan by 68 million common shares, which is reflected in the number above, and extended the term of the Plan from January 3, 2000, to January 3, 2005. In fiscal 1999, 1998, and 1997, five million, seven million, and six million shares, respectively, were issued under the Purchase Plan. At July 31, 1999, 65 million shares were available for issuance under the Purchase Plan.

Stock Option Plans

The Company has two main stock option plans: the 1987 Stock Option Plan (the "Predecessor Plan") and the 1996 Stock Incentive Plan (the "1996 Plan"). All outstanding options under the Predecessor Plan were transferred to the 1996 Plan. However, all outstanding options under the Predecessor Plan continue to be governed by the terms and conditions of the existing option agreements for those grants. The maximum number of shares under the 1996 Plan was initially limited to the 310 million shares transferred from the Predecessor Plan. However, under the terms of the 1996 Plan, the share reserve increases each December for the three fiscal years beginning with fiscal 1997, by an amount equal to 4.75% of the outstanding shares on the last trading day of the immediately preceding November. In fiscal year 1999, the Company's shareholders approved the extension of the automatic share increase provision of the 1996 plan for an additional three-year period. Although the Board has the authority to set other terms, the options are generally 25% exercisable one year from the date of grant and then ratably over the following 36 months. Options issued under the Predecessor Plan generally had terms of five years. New options granted under the 1996 Plan expire no later than nine years from the grant date.

A summary of option activity follows (in millions, except per-share amounts):


                                                           Options Outstanding
                                   Options Available                Weighted Average
                                      for Grant       Options         Exercise Price
------------------------------------------------------------------------------------
Balances, July 28, 1996                    76           312          $    5.09

Granted and assumed                      (192)          192              10.83
Exercised                                               (79)              2.84
Canceled                                   21           (21)              7.64
Additional shares reserved                143
------------------------------------------------------------------------------------
Balances, July 26, 1997                    48           404               8.13

Granted and assumed                      (129)          129              21.72
Exercised                                               (76)              5.31
Canceled                                   22           (22)              9.87
Additional shares reserved                147
------------------------------------------------------------------------------------
Balances, July 25, 1998                    88           435              12.56

Granted and assumed                      (107)          107              49.58
Exercised                                               (93)              6.85
Canceled                                   10           (10)             24.66
Additional shares reserved                165
------------------------------------------------------------------------------------
Balances, July 31, 1999                   156           439          $   22.52
====================================================================================

The Company has, in connection with the acquisition of various companies, assumed the stock option plans of each acquired company. A total of 30 million shares of the Company's common stock have been reserved for issuance under the assumed plans, and the related options are included in the preceding table.

The following tables summarize information concerning outstanding and exercisable options at July 31, 1999 (in millions, except number of years and per-share amounts):


                                    Options Outstanding                                       Options Exercisable
                                      Weighted Average        Weighted Average                           Weighted Average
   Range of              Number     Remaining Contractual     Exercise Price              Number          Exercise Price
Exercise Prices        Outstanding     Life (in Years)            per Share              Exercisable        per Share
-------------------------------------------------------------------------------------------------------------------------
$ 0.01 -  9.00             76              4.2                   $ 5.34                   66                 $ 5.54
  9.01 - 11.11             89              6.4                    10.59                   52                  10.63
 11.12 - 18.08             78              6.5                    13.87                   40                  13.57
 18.09 - 24.54             79              7.6                    23.74                   22                  23.64
 24.55 - 68.25            117              8.4                    47.69                    5                  29.12
-------------------------------------------------------------------------------------------------------------------------
Total                     439              6.8                   $22.52                  185                 $11.50
=========================================================================================================================

At July 25, 1998, and July 26, 1997, approximately 156 million, and 112 million outstanding options, respectively, were exercisable. The weighted average exercise prices for options were $7.27 and $4.59 at July 25, 1998, and July 26, 1997, respectively.

SFAS No. 123, "Accounting for Stock-Based Compensation," ("SFAS 123"), requires the Company to disclose pro forma information regarding option grants made to its employees. SFAS 123 specifies certain valuation techniques that produce estimated compensation charges that are included in the pro forma results below. These amounts have not been reflected in the Company's Statement of Operations, because APB 25, "Accounting for Stock Issued to Employees," specifies that no compensation charge arises when the price of the employees' stock options equal the market value of the underlying stock at the grant date, as in the case of options granted to the Company's employees.

SFAS 123 pro forma numbers are as follows (in millions, except per-share amounts and percentages):

                                                                          1999             1998            1997
----------------------------------------------------------------------------------------------------------------
Net income--as reported under APB 25                                     $2,096           $1,355          $1,051
Net income--pro forma under SFAS 123                                     $1,598           $1,108          $  899
Basic net income per common share--as reported under APB 25              $ 0.65           $ 0.44          $ 0.35
Diluted net income per common share--as reported under APB 25            $ 0.62           $ 0.42          $ 0.34
Basic net income per common share--pro forma under SFAS 123              $ 0.50           $ 0.36          $ 0.30
Diluted net income per common share--pro forma under SFAS 123            $ 0.47           $ 0.35          $ 0.29


Under SFAS 123, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

                                           Employee Stock Options      Employee Stock Purchase Plan
                                           ----------------------      ----------------------------
                                            1999   1998   1997            1999   1998   1997
---------------------------------------------------------------------------------------------------
Expected dividend yield                      0.0%   0.0%   0.0%           0.0%    0.0%   0.0%
Risk-free interest rate                      5.1%   5.7%   6.4%           4.9%    5.4%   5.3%
Expected volatility                         40.2%  35.6%  32.8%          47.2%   44.8%  44.4%
Expected life (in years)                     3.1    3.1    3.1            0.5     0.5    0.5

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion the existing models do not necessarily provide a reliable single measure of the fair value of the Company's options. The weighted average estimated fair values of employee stock options granted during fiscal 1999, 1998, and 1997 were $16.79, $7.14, and $3.47 per share, respectively.

    The above pro forma disclosures are also not likely to be representative of the effects on net income and net income per common share in future years, because they do not take into consideration pro forma compensation expense related to grants made prior to the Company's fiscal year 1996.

Employee 401(k) Plans

The Company has adopted a plan known as the Cisco Systems, Inc. 401(k) Plan ("the Plan") to provide retirement and incidental benefits for its employees. As allowed under Section 401(k) of the Internal Revenue Code, the Plan provides tax-deferred salary deductions for eligible employees. The Company also has other 401(k) plans which it administers. These plans arose from acquisitions of other companies and are not material to the Company on either an individual or aggregate basis.

    Employees may contribute from 1% to 15% of their annual compensation to the Plan, limited to a maximum annual amount as set periodically by the Internal Revenue Service. The Company matches employee contributions dollar for dollar up to a maximum of $1,500 per year per person. All matching contributions vest immediately. In addition, the Plan provides for discretionary contributions as determined by the Board of Directors. Such contributions to the Plan are allocated among eligible participants in the proportion of their salaries to the total salaries of all participants. Company matching contributions to the Plan totaled $20 million in 1999, $15 million in 1998, and $13 million in 1997. No discretionary contributions were made in 1999, 1998, or 1997.

10. Income Taxes

The provision (benefit) for income taxes consists of (in millions):

                                         1999            1998            1997
-------------------------------------------------------------------------------
Federal:
  Current                              $ 1,164         $   855         $   845
  Deferred                                (184)            (39)           (172)
-------------------------------------------------------------------------------
                                           980             816             673
===============================================================================
State:
  Current                                  112              87             153
  Deferred                                 (21)             (7)            (15)
-------------------------------------------------------------------------------
                                            91              80             138
===============================================================================
Foreign:
  Current                                  151              74              28
  Deferred                                  (2)            (14)              1
-------------------------------------------------------------------------------
                                           149              60              29
-------------------------------------------------------------------------------
  Total provision for income taxes     $ 1,220         $   956         $   840
===============================================================================

The Company paid income taxes of $301 million, $440 million, and $659 million, in fiscal 1999, 1998, and 1997, respectively.

    Income (loss) before provision for income taxes consisted of (in millions):

                       1999           1998           1997
-----------------------------------------------------------
U.S.                 $ 2,205          1,990          2,011
International          1,111            321           (120)
-----------------------------------------------------------
                     $ 3,316        $ 2,311        $ 1,891
===========================================================

The items accounting for the difference between income taxes computed at the federal statutory rate and the provision for income taxes follow:

                                                  1999            1998            1997
----------------------------------------------------------------------------------------
Federal statutory rate                             35.0%           35.0%           35.0%
Effect of:
  State taxes, net of federal benefits              2.2             2.2             4.5
  Foreign sales corporation                        (1.6)           (2.4)           (3.3)
  Foreign income at other than U.S. rates          (1.0)
  Nondeductible purchased R&D                       3.8             6.4             7.1
  Tax-exempt interest                              (1.9)           (1.6)           (1.0)
  Tax credits                                      (1.2)           (1.4)           (1.3)
  Other, net                                        1.5             3.2             3.4
----------------------------------------------------------------------------------------
                                                   36.8%           41.4%           44.4%
========================================================================================

U.S. income taxes and foreign withholding taxes were not provided for on a cumulative total of approximately $133 million of undistributed earnings for certain non-U.S. subsidiaries. The Company intends to reinvest these earnings indefinitely in operations outside the United States. The components of the deferred income tax assets (liabilities) follow (in millions):

                                                    July 31, 1999   July 25 1998
--------------------------------------------------------------------------------
Assets
Allowance for doubtful accounts and returns              $ 225         $ 134
Other nondeductible accruals                               200           131
Purchased research and development                          75            92
Inventory allowances and capitalization                     57            68
Depreciation                                                56            24
Accrued state franchise tax                                 32            28
--------------------------------------------------------------------------------
  Total deferred tax assets                                645           477
================================================================================

Liabilities

Deferred revenue                                            (5)          (26)
Unrealized gain on investments                            (192)          (48)
--------------------------------------------------------------------------------
  Total deferred tax liabilities                          (197)          (74)
================================================================================
                                                         $ 448         $ 403

The noncurrent portion of the deferred income tax (liabilities)/assets, which totaled ($89) million at July 31, 1999, and $58 million at July 25, 1998, is included in other assets.

    The Company's income taxes payable for federal, state, and foreign purposes have been reduced by the tax benefits of disqualifying dispositions of stock options. The Company receives an income tax benefit calculated as the difference between the market value of the stock issued at the time of exercise and the option price, tax effected.

11. Segment Information and Major Customers

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

The Company conducts business globally and is managed geographically. The Company's management relies on an internal management accounting system. This system includes sales and standard cost information by geographic theater. Sales are attributed to a theater based on the ordering location of the customer. The Company's management makes financial decisions and allocates resources based on the information it receives from this internal system. The Company does not allocate marketing, engineering or administrative expenses to geographical segments as management does not use this information to measure the performance of the operating segments. Management does not believe that allocating these expenses is material in evaluating a geographical segment's performance. Information from this internal management system differs from the amounts reported under generally accepted accounting principles due to certain corporate level adjustments. These corporate level adjustments are primarily sales adjustments relating to credit memos and returns. Based on the criteria set forth in SFAS No. 131, the Company has four reportable segments: the Americas, EMEA, Asia/Pacific, and Japan.

Summarized financial information by segment for 1999, 1998, and 1997, as taken from the internal management information system discussed above, is as follows (in millions):

                                        1999       1998         1997
----------------------------------------------------------------------
Net sales:
    Americas                         $  8,069     $ 5,731     $ 3,968
    EMEA                                3,216       2,114       1,551
    Asia/Pacific                          825         535         453
    Japan                                 566         459         587
    Sales adjustments                    (522)       (351)       (107)
----------------------------------------------------------------------
      Total - Net Sales              $ 12,154     $ 8,488     $ 6,452
======================================================================
 Standard margin(1):
   Americas                          $  5,836     $ 4,260
   EMEA                                 2,380       1,565
   Asia/Pacific                           586         395
   Japan                                  436         340
   Sales adjustments                     (522)       (351)
   Production overhead                   (255)       (207)
   Manufacturing variances and
     other related costs                 (547)       (438)
----------------------------------------------------------------------
     Total - Gross Margin            $  7,914     $ 5,564
======================================================================

(1) Standard margin by theater was not tracked by the Company prior to fiscal year 1998.

The standard margins by geographical segment differ from the amounts recognized under generally accepted accounting principles because the Company does not allocate certain sales adjustments, production overhead and manufacturing variances and other related costs to the segments. The above table reconciles the net sales and standard margins by geographic segment to net sales and gross margins as reported on the consolidated statements of operations by including such adjustments.

Enterprise-wide information is provided in accordance with SFAS 131. Geographic sales information is based on the ordering location of the customer. Property and equipment information is based on the physical location of the assets.

The following is net sales and property and equipment information for geographic areas (in millions):

                                                1999           1998              1997
-----------------------------------------------------------------------------------------
Net sales:
  U.S.                                        $  7,435       $  5,231          $  3,615
  All other countries                            5,241          3,608             2,944
  Sales adjustments                               (522)          (351)             (107)
-----------------------------------------------------------------------------------------
    Total - Net Sales                         $ 12,154       $  8,488          $  6,452
-----------------------------------------------------------------------------------------
Property and equipment, net:
  U.S.                                        $    687       $    527          $    412
  All other countries                              114             72                56
-----------------------------------------------------------------------------------------
    Total                                     $    801       $    599          $    468
-----------------------------------------------------------------------------------------

The following table presents external net sales for groups of similar products and services:

                                                1999           1998              1997 (1)
-----------------------------------------------------------------------------------------
Net sales:
  Routers                                     $  5,196       $  3,856
  Switches                                       5,164          3,613
  Access                                         1,127            630
  Other                                          1,189            740
  Sales adjustments                               (522)          (351)
-----------------------------------------------------------------------------------------
    Total - Net Sales                         $ 12,154       $  8,488
-----------------------------------------------------------------------------------------

(1)Information not available for fiscal year 1997.

Substantially all of the Company's assets at July 31, 1999 and July 25, 1998 were attributable to U.S. operations.

In 1999, 1998, and 1997 no single customer accounted for 10% or more of the Company's net sales.

12. Net Income per Common Share

The following table presents the calculation of basic and diluted net income per common share as required under SFAS 128 (in millions, except per-share amounts):

                                                            1999        1998        1997
-----------------------------------------------------------------------------------------
Net income                                                 $2,096      $1,355      $1,051
=========================================================================================
Weighted average shares--basic                              3,213       3,094       2,990
Effect of dilutive securities: employee stock options         185         151         138
-----------------------------------------------------------------------------------------
Weighted average shares--diluted                            3,398       3,245       3,128
=========================================================================================
Net income per common share--basic                         $ 0.65      $ 0.44      $ 0.35
Net income per common share--diluted                       $ 0.62      $ 0.42      $ 0.34
=========================================================================================

To the Board of Directors and
Shareholders of Cisco Systems, Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations and of shareholders' equity and of cash flows present fairly, in all material respects, the financial position of Cisco Systems, Inc. and its subsidiaries at July 31, 1999 and July 25, 1998, and the results of their operations and their cash flows for each of the three years in the period ended July 31, 1999, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

/s/ PricewaterhouseCoopers LLP
San Jose, California

August 10, 1999

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of San Jose, State of California on this 3rd day of February, 2000.

                                                Cisco Systems, Inc.


                                            /s/ John T. Chambers
                                            -----------------------------------
                                            (John T. Chambers, President and
                                                Chief Executive Officer)

                                  EXHIBIT INDEX

Exhibit
Number               Description of Document
-------              -----------------------
23.1                 Consent of Independent Accountants