Form 10-Q/A
period 1999-10-30
CISCO SYSTEMS INC
filed 2000-02-03
CIK 858877

                                   FORM 10-Q/A

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

PORTIONS AMENDED

The Registrant hereby amends Part I - Items 1 and 2 contained in the Registrant's Report on Form 10-Q for the quarterly period ended October 30, 1999 to provide additional information relating to FAS 131 "Disclosures about Segments of an Enterprise and Related Information" and to provide additional disclosure in the "Management's Discussion and Analysis of Financial Condition and Results of Operations" section in each case, as set forth below. Except as set forth in Items 1 and 2 below, no other changes are made to the Company's Report on Form 10-Q for the quarterly period ended October 30, 1999.

                                     PART I

               ITEM 1. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                               CISCO SYSTEMS, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In millions, except per-share amounts)

                                                 Three Months Ended
                                            ---------------------------
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

                               CISCO SYSTEMS, INC.
                           CONSOLIDATED BALANCE SHEETS
                         (In millions, except par value)

                                                               October 30,      July 31,
                                                                  1999            1999
                                                               -----------     -----------
                                                                       (Unaudited)
                                     ASSETS

  Current assets:
     Cash and equivalents                                        $ 1,251         $   838
     Short-term investments                                          514           1,215
     Accounts receivable, net of allowance for doubtful
       accounts of $27 at October 30, 1999 and
       $27 at July 31, 1999                                        1,391           1,242
     Inventories, net                                                655             652
     Deferred income taxes                                           604             545
     Prepaid expenses and other current assets                       477             168
                                                                 -------         -------
            Total current assets                                   4,892           4,660

  Investments                                                      8,884           7,032
  Restricted investments                                           1,079           1,080
  Property and equipment, net                                        898             806
  Other assets, net                                                1,654           1,194
                                                                 -------         -------
            Total assets                                         $17,407         $14,772
                                                                 =======         =======

                      LIABILITIES AND SHAREHOLDERS' EQUITY

  Current liabilities:
     Accounts payable                                            $   484         $   363
     Income taxes payable                                            475             630
     Accrued payroll and related expenses                            576             678
     Other accrued liabilities                                     1,494           1,339
                                                                 -------         -------
            Total current liabilities                              3,029           3,010
  Deferred income taxes                                              452              --
  Minority interest                                                   44              44
  Shareholders' equity:
     Preferred stock, no par value, 5 shares authorized:
       none issued or outstanding at October 30, 1999
       and July 31, 1999
     Common stock and additional paid-in capital,
       $0.001 par value,
       10,000 shares authorized: 3,315 shares
       issued and outstanding at October 30, 1999
       and 3,284 at July 31, 1999                                  6,794           5,578
     Retained earnings                                             6,264           5,842
     Accumulated comprehensive income                                824             298
                                                                 -------         -------
            Total shareholders' equity                            13,882          11,718
                                                                 -------         -------
            Total liabilities and shareholders' equity           $17,407         $14,772
                                                                 =======         =======

See notes to consolidated financial statements.

                               CISCO SYSTEMS, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (In millions)

                                                                                  Three Months Ended
                                                                              ----------------------------
                                                                              October 30,      October 24,
                                                                                  1999            1998
                                                                              ----------       -----------
                                                                                       (Unaudited)
  Cash flows from operating activities:
  Net income                                                                    $   438          $   512
  Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation and amortization                                                  144              113
     Deferred income taxes                                                          (21)              38
     Tax benefits from employee stock plans                                         390              116
     Adjustment to conform fiscal year ends of pooled
         acquisitions                                                                (3)               1
     Purchased research and development from acquisitions                           381               41
     Change in operating assets and liabilities:
        Accounts receivable                                                        (148)             (36)
        Inventories                                                                  (3)             (14)
        Prepaid expenses and other current assets                                     1              (31)
        Income taxes payable                                                       (155)              (7)
        Accounts payable                                                            106               33
        Accrued payroll and related expenses                                       (107)             (10)
        Other accrued liabilities                                                   153               90
                                                                                -------          -------
              Net cash provided by operating activities                           1,176              846
                                                                                -------          -------
  Cash flows from investing activities:
     Purchases of short-term investments                                           (297)            (131)
     Proceeds from sales and maturities of short-term
       investments                                                                  825              462
     Purchases of investments                                                    (3,104)          (1,048)
     Proceeds from sales of investments                                           2,262              427
     Purchases of restricted investments                                            (70)            (133)
     Proceeds from sales and maturities of restricted
       investments                                                                   69               54
     Acquisition of property and equipment                                         (193)            (125)
     Increase in lease receivables                                                 (119)             (39)
     Other                                                                         (411)             (25)
                                                                                -------          -------
        Net cash used in investing activities                                    (1,038)            (558)
                                                                                -------          -------
  Cash flows from financing activities:
     Issuance of common stock                                                       269              129
     Other                                                                            6               11
                                                                                -------          -------
        Net cash provided by financing activities                                   275              140
                                                                                -------          -------
  Net increase in cash and equivalents                                              413              428
  Cash and equivalents, beginning of period                                         838              598
                                                                                -------          -------
  Cash and equivalents, end of period                                           $ 1,251          $ 1,026
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

Basis of Presentation

All historical financial information has been restated to reflect the acquisitions of StratumOne Communications, Inc.("StratumOne") and TransMedia Communications, Inc.("TransMedia") in the first quarter of fiscal 2000 which were accounted for as poolings of interests. In addition, the historical financial information has been restated to reflect the acquisition of Fibex Systems which was completed in the fourth quarter of 1999 and accounted for as a pooling of interests.

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

                               CISCO SYSTEMS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

                               CISCO SYSTEMS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

                               CISCO SYSTEMS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Each of the completed purchase acquisition transactions is further outlined below:

Summary of purchase transactions (in millions):

                                               Purchased
                                               Research &
                                               Development      Form of Consideration and
       Entity Name           Consideration       Charge         Other Notes to Acquisition
       -----------           -------------     -----------      --------------------------
Quarter Ended -
October 30, 1999
----------------------
Monterey Networks, Inc.         $517             $354           Common stock and options assumed; $14
                                                                in liabilities assumed; goodwill and
                                                                other intangibles recorded of $154

MaxComm Technologies, Inc.      $ 73             $ 27           Common stock and options assumed;
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

                               CISCO SYSTEMS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Acquisitions Pending or Completed After First Quarter Ended October 30, 1999

In November 1999, the Company acquired Calista Inc. ("Calista") and Tasmania Network Systems, Inc. ("Tasmania"). Calista is a developer of Internet technology that allows different business phone systems to work together over an open Internet-based infrastructure. Tasmania is a leading developer of network caching software technology. The total purchase price for these two acquisitions was approximately $80 million and was paid in common stock. Calista and Tasmania were both accounted for as purchases. Pro forma results of operations have not been presented because the effects of these acquisitions were not material on either an individual or an aggregate basis.

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

                                   Three Months Ended
                             -----------------------------
                             October 30,       October 24,
                                1999              1998
                             -----------       -----------
                                      (Unaudited)
Revenues:
     Cisco                     $3,877            $2,597
     Cerent                        36                --
     Webline                        1                 1
                               ------            ------
          Total                $3,914            $2,598
                               ======            ======

                               CISCO SYSTEMS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Net income:
     Cisco                     $  438            $  512
     Cerent                       (15)               (2)
     Webline                       (3)               (1)
                               ------            ------
           Total               $  420            $  509
                               ======            ======

In November 1999, the Company announced a definitive agreement to acquire Aironet Wireless Communications, Inc. ("Aironet") for approximately $799 million payable in common stock. Aironet is a leading developer of standards-based, high speed wireless LAN (local area network) products. In December, 1999, the Company acquired V-Bits, Inc. ("V-Bits") for approximately $128 million, which was paid in common stock. V-Bits is a provider of standards-based digital video processing systems for cable television service providers. Aironet will be accounted for as a purchase while V-Bits will be accounted for as a pooling of interests.

4. BALANCE SHEET DETAIL
       (In millions)

             Inventories:                            October 30,       July 31,
                                                        1999             1999
                                                     -----------       --------
                                                             (Unaudited)
               Raw materials                           $   79           $  143
               Work in process                            263              198
               Finished goods                             265              276
               Demonstration systems                       48               35
                                                       ------           ------
                 Total                                 $  655           $  652
                                                       ======           ======


             Other Assets                            October 30,       July 31,
                                                        1999             1999
                                                     -----------       --------
                                                             (Unaudited)
               Goodwill- gross                         $  299           $  157
               Other intangible assets- gross             738              395
               Less: accumulated amortization            (122)             (92)
                                                       ------           ------
               Intangibles, net                           915              460
               Investments in nonpublic
                  companies                               277              196
               Net investment in leases                   310              500
               Other assets                               152               38
                                                       ------           ------

                Total                                  $1,654           $1,194
                                                       ======           ======

                               CISCO SYSTEMS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

5. COMPREHENSIVE INCOME

The following table presents the calculation of comprehensive income as required by SFAS 130. Comprehensive income has no impact on the Company's net income, balance sheet or shareholders' equity. The components of comprehensive income, net of tax, are as follows (in millions):

                                                    Three Months Ended
                                                 -----------------------
                                                October 30,    October 24,
                                                   1999           1998
                                                -----------    -----------
                                                       (Unaudited)
    Net income                                     $438           $512
    Other comprehensive income:
        Change in unrealized gain/(loss) on
         investments, net                           520             17
        Change in accumulated translation
         adjustments                                  6             11
                                                   ----           ----
    Total comprehensive income                     $964           $540
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

                               CISCO SYSTEMS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

                               CISCO SYSTEMS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Summarized financial information by segment for the first quarter of fiscal years 2000 and 1999, as taken from the internal management information system discussed above, is as follows (in millions):

                                            Three Months Ended
                                       ----------------------------
                                       October 30,      October 24,
                                          1999             1998
                                       -----------      -----------
                                               (Unaudited)
   Net sales:
        U.S./Americas                    $2,621           $1,787
        EMEA                              1,020              665
        Asia/Pacific                        284              163
        Japan                               157              127
        Sales adjustments                  (205)            (145)
                                         ------           ------
   Total--Net Sales                      $3,877           $2,597
                                         ======           ======

   Standard Margin:
       U.S./Americas                     $1,924           $1,304
       EMEA                                 765              485
       Asia/Pacific                         207              123
       Japan                                125               94
       Sales adjustments                   (205)            (145)
       Production overhead                  (82)             (55)
       Manufacturing variances
         and other related costs           (221)            (106)
                                         ------           ------
   Total--Gross Margin                   $2,513           $1,700
                                         ======           ======

The standard margins by geographical segment differ from the amounts recognized under generally accepted accounting principles because the Company does not allocate certain sales adjustments, production overhead and manufacturing variances and other related costs to the segments. The above table reconciles the net sales and standard margins by geographic segment to net sales and gross margins as reported on the statements of operations by including such adjustments.

                               CISCO SYSTEMS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents external net sales for groups of similar products and services (in millions):

                                       Three Months Ended
                                  ----------------------------
                                  October 30,      October 24,
                                     1999             1998
                                  -----------      -----------
                                          (Unaudited)
          Routers                   $1,608           $1,169
          Switches                   1,572            1,129
          Access                       465              193
          Other                        437              251
          Sales adjustments           (205)            (145)
                                    ------           ------
     Total--Net Sales               $3,877           $2,597
                                    ======           ======

Substantially all of the Company's assets at October 30, 1999 and October 24, 1998 were attributable to U.S. operations.

9. NET INCOME PER COMMON SHARE

The following table presents the calculation of basic and diluted earnings per share as required under SFAS 128 (in millions except per share amounts):

                                                 Three Months Ended
                                             --------------------------
                                             October 30,    October 24,
                                                1999           1998
                                             -----------    -----------
                                                    (Unaudited)
Numerator
  Net income                                   $  438         $  512
                                               ------         ------
Denominator:
  Denominator for basic earnings per
    share--weighted-average shares              3,301          3,179
  Effect of dilutive securities:
    Employee stock options                        199            172
                                               ------         ------
  Denominator for diluted earnings per
    share                                       3,500          3,351
                                               ======         ======
Net income per share--Basic                    $  .13         $  .16
                                               ======         ======
Net income per share--Diluted                  $  .13         $  .15
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

Net sales grew to $3.9 billion in the first quarter of fiscal 2000 from $2.6 billion in the first quarter of 1999. The 49.3% increase in net sales between the two three-month periods was primarily a result of increasing unit sales of LAN switching products such as the Catalyst(R) 6000 family and the Catalyst 2900 series of switches for smaller enterprise networks, the Cisco 12000 gigabit switch router (GSR), access servers such as the Cisco 2600 and 3600 families, growth in the sales of add-on boards that provide increased functionality, and increased maintenance service contract sales. The sales growth rate for lower-priced access and switching products targeted toward small and medium-sized businesses has increased faster than that of our high-end core router products. Additionally, sales of some of our more established product lines such as the Catalyst 5000, Cisco 2500 and Cisco 4000 product families have decreased as a percentage of total revenue. Sales in the first quarter of fiscal 2000 grew 46.7% in the Americas, 53.4% in EMEA, 74.2% in Asia and 23.6% in Japan compared to the first quarter of fiscal 1999 (See Note 8). Market demand and deployment of Internet technologies and business solutions, as well as the overall economic health within these regions, are primarily driving the strong growth in the Americas, EMEA and Asia/Pacific. The slower growth in Japan can be attributed to weaker economic conditions and delayed government spending.

Gross margins decreased to 64.8% in the first quarter of 2000 from 65.5% in the first quarter of 1999. Standard margins for the Americas, EMEA, Asia/Pacific and Japan were 73.4%, 75.0%, 72.9% and 79.6%, respectively, for the first quarter of 2000 compared to 73.0%, 72.9%, 75.5%, and 74.0%, respectively, for the first quarter of 1999 (see Note 8) The standard margins by geographical segment differ from the amounts recognized under generally accepted accounting principles because the Company does not allocate certain sales adjustments, production overhead and manufacturing variances and other related costs to the segments. Standard margins for the Americas, where 67.6% of our revenues were derived in the first quarter of 2000, remained relatively constant as compared to the first quarter of 1999. Standard margins for EMEA, where 26.3% of our revenues were derived in first quarter of 2000, increased by 2.1% as compared to the first quarter of 1999. The increase in EMEA's standard margin was due to a shift in revenue mix for the quarter. The decrease in the overall gross margin for the quarterly period was due primarily to our continued shift in revenue mix towards our lower-margin products, other production related costs and the continued pricing pressure seen from competitors in certain product areas. The prices of component parts have fluctuated in the recent past, and we expect that this trend may continue. An increase in the price of component parts may have a material adverse impact on gross margins. We expect that gross margins will continue to decrease in the future, because we believe that the market for lower-margin remote access and switching products for small to medium-sized businesses will continue to increase at a faster rate than the market for our higher-margin router and high-performance switching products. Additionally, as we focus on new market opportunities, we face increasing competitive pressure from large telecommunications equipment suppliers and well funded start-up companies, which may materially adversely affect gross margins. We are attempting to mitigate this trend through various means, such as increasing the functionality of our products, continued value engineering, controlling royalty costs, and improving manufacturing efficiencies. There can be no assurance that any efforts made by us in these and other areas will successfully offset decreasing margins.

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

The fair value of the existing products and patents as well as the technology currently under development was determined by using the income approach, which discounts expected future cash flows to present value. The discount rates used in the present value calculations were typically derived from a weighted average cost of capital analysis, adjusted upward to reflect additional risks inherent in the development life cycle. These risk factors have increased the overall discount rate between 5% to 10% for acquisitions in the current quarter. We expect that the pricing model for products related to these acquisitions will be considered standard within the high-technology communications industry. However, we do not expect to achieve a material amount of expense reductions or synergies as a result of integrating the acquired in-process technology. Therefore, the valuation assumptions do not include significant anticipated cost savings. We expect that products incorporating the acquired technology from these acquisitions will be completed and begin to generate cash flows over the 6 to 9 months after integration. However, development of these technologies remains a significant risk to us due to the remaining effort to achieve technical viability, rapidly changing customer markets, uncertain standards for new products and significant competitive threats from numerous companies. The nature of the efforts to develop the acquired technology into commercially viable products consists principally of planning, designing and testing activities necessary to determine that the product can meet market expectations, including functionality and technical requirements. Failure to bring these products to market in a timely manner could result in a loss of market share, or a lost opportunity to capitalize on emerging markets, and could have a material adverse impact on our business and operating results.

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

The following table summarizes the significant assumptions underlying the valuations in 1999 and 2000 and the development costs incurred by us in the periods after the respective acquisition date (in millions, except percentages):

                                                                           Approximate
                                      Acquisition Assumptions              Development
                                 ----------------------------------       Costs Incurred
                                 Estimated Cost                           to Date After
                                  to Complete         Risk Adjusted       Acquisition on
                                 Technology at           Discount            Acquired
                                    Time of              Rate In-           In-Process
       Entity Name                Acquisition          Process R&D          Technology
       -----------               -------------        -------------       --------------
1999 Purchase Acquisitions
--------------------------
American Internet Corp.               $ 1                   25%                $ 1

Summa Four, Inc.                      $ 5                   25%                $12

Clarity Wireless, Inc.                $42                   32%                $14

Selsius Systems, Inc.                 $15                   31%                $ 8

PipeLinks, Inc.                       $ 5                   31%                $15

Amteva Technologies, Inc.             $ 4                   35%                $ 2

2000 Purchase Acquisitions
--------------------------
Monterey Networks, Inc.               $ 4                   30%                $ 1

MaxComm Technologies, Inc.            $ 2                   25%                $ 1

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

This table estimates the fair value of the publicly traded corporate equities at a twelve-month time horizon (in millions):

                             Valuation of security     Fair value      Valuation of security
                           given X% decrease in each     as of          given X% increase in
                                 stock's price         October 31,       each stock's price
                          --------------------------  ------------  ----------------------------
                          (50%)    (35%)      (15%)       1999       15%        35%        50%
                          -----    ------     ------   -----------  ------     ------     ------
Corporate Equities        $924     $1,201     $1,571     $1,848     $2,125     $2,495     $2,772

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

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934,as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            Cisco Systems, Inc.



Date: February 3, 2000                    By /s/ Larry R. Carter
                                            ----------------------------------
                                          Larry R. Carter, Senior Vice
                                          President, Finance and Administration,
                                          Chief Financial Officer, and Secretary