Form 10-Q
period 2000-01-29
CISCO SYSTEMS INC
filed 2000-03-14
CIK 858877

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549


                                    FORM 10-Q

(Mark one)
[X]             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended JANUARY 29, 2000
                                       OR
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
   (State or other jurisdiction of            (I.R.S. Employer Identification
    incorporation or organization)                        Number)

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

                                 YES [X] NO [ ]

As of February 25, 2000, 3,468,815,049 shares of the Registrant's common stock were outstanding.

                               CISCO SYSTEMS, INC.

                FORM 10-Q FOR THE QUARTER ENDED JANUARY 29, 2000

                                      INDEX

                                                                                              Page

               Facing sheet                                                                     1

               Index                                                                            2

Part I.        Financial Information

Item 1.        Financial Statements

               a) Consolidated statements of operations for the three and six months            3
                   ended January 29, 2000  and January 23, 1999

               b) Consolidated balance sheets at January 29, 2000 and                           4
                   July 31, 1999

               c) Consolidated statements of cash flows for the six  months ended               5
                   January 29, 2000 and January 23, 1999

               d) Notes to consolidated financial statements                                    6

Item 2.        Management's Discussion and Analysis of Financial                               18
                   Condition and Results of Operations

Item 3.        Quantitative and Qualitative Disclosures About Market Risk                      38

Part II.       Other Information

Item 2.        Changes in Securities and Use of Proceeds                                       39

Item 6.        Exhibits and Reports on Form 8-K                                                40

               Signature                                                                       41

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                               CISCO SYSTEMS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In millions, except per-share amounts)

                                            Three Months Ended             Six Months Ended
                                           ---------------------         ---------------------
                                         January 29,    January 23,    January 29,     January 23,
                                            2000           1999           2000            1999
                                           ------         ------         ------         ------
                                                (Unaudited)                   (Unaudited)
Net sales                                  $4,350         $2,845         $8,264         $5,443
Cost of sales                               1,536            988          2,923          1,885
                                           ------         ------         ------         ------
    Gross margin                            2,814          1,857          5,341          3,558

Operating expenses:
    Research and development                  598            372          1,135            711
    Sales and marketing                       924            576          1,737          1,096
    General and administrative                143             82            253            159
    Amortization of goodwill and
      purchased intangible assets              47             12             71             23
    Purchased research and
      development                              43            349            424            390
                                           ------         ------         ------         ------
          Total operating expenses          1,755          1,391          3,620          2,379
                                           ------         ------         ------         ------

Operating income                            1,059            466          1,721          1,179

Interest and other income, net                151             79            253            146
                                           ------         ------         ------         ------

Income before provision for
  income taxes                              1,210            545          1,974          1,325

Provision for income taxes                    385            263            729            534
                                           ------         ------         ------         ------

Net income                                 $  825         $  282         $1,245         $  791
                                           ======         ======         ======         ======

Net income per share--basic                $  .24         $  .09         $  .37         $  .24
                                           ======         ======         ======         ======
Net income per share--diluted              $  .23         $  .08         $  .34         $  .23
                                           ======         ======         ======         ======
Shares used in per-share
  calculation--basic                        3,413          3,274          3,401          3,251
                                           ======         ======         ======         ======
Shares used in per-share
  calculation--diluted                      3,648          3,486          3,629          3,453
                                           ======         ======         ======         ======


See notes to consolidated financial statements

                               CISCO SYSTEMS, INC.
                           CONSOLIDATED BALANCE SHEETS
                         (In millions, except par value)

                                                              January 29,     July 31,
                                                                 2000           1999
                                                               -------         -------
                                                            (Unaudited)
                                     ASSETS
Current assets:
   Cash and equivalents                                        $ 3,719         $   886
   Short-term investments                                          249           1,189
   Accounts receivable, net of allowance for doubtful
     accounts of $29 at January 29, 2000 and
     $27 at July 31, 1999                                        1,711           1,249
   Inventories, net                                                695             656
   Deferred tax assets                                             711             571
   Prepaid expenses and other current assets                       637             170
                                                               -------         -------
          Total current assets                                   7,722           4,721

Investments                                                      9,819           7,032
Restricted investments                                           1,107           1,080
Property and equipment, net                                      1,004             822
Other assets, net                                                1,739           1,191
                                                               -------         -------
          Total assets                                         $21,391         $14,846
                                                               =======         =======

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                            $   482         $   372
   Income taxes payable                                            595             630
   Accrued payroll and related expenses                            814             679
   Other accrued liabilities                                     1,887           1,353
                                                               -------         -------
          Total current liabilities                              3,778           3,034

Deferred tax liabilities                                         1,045              --
Minority interest                                                   45              44

Shareholders' equity:
   Preferred stock, no par value, 5 shares authorized:
     none issued or outstanding at January 29, 2000
     and July 31, 1999
   Common stock and additional paid-in capital,
     $0.001 par value, 10,000 shares authorized:
     3,445 shares issued and outstanding at
     January 29, 2000 and 3,374 at July 31, 1999                 7,691           5,665
   Retained earnings                                             7,011           5,805
   Accumulated other comprehensive income                        1,821             298
                                                               -------         -------
          Total shareholders' equity                            16,523          11,768
                                                               -------         -------
          Total liabilities and shareholders' equity           $21,391         $14,846
                                                               =======         =======



See notes to consolidated financial statements

                               CISCO SYSTEMS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (In millions)

                                                                              Six Months Ended
                                                                           ------------------------
                                                                          January 29,     January 23,
                                                                            2000             1999
                                                                           -------          -------
                                                                                  (Unaudited)
  Cash flows from operating activities:
  Net income                                                               $ 1,245          $   791
  Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation and amortization                                             308              229
     Deferred income taxes                                                    (106)            (107)
     Tax benefits from employee stock plans                                    697              398
     Adjustments to conform fiscal year end of pooled acquisitions             (18)               1
     Purchased research and development from acquisitions                      424              298
     Change in operating assets and liabilities:
        Accounts receivable                                                   (461)            (175)
        Inventories                                                            (38)            (114)
        Prepaid expenses and other current assets                              (43)             (68)
        Income taxes payable                                                   (35)              50
        Accounts payable                                                        91               96
        Accrued payroll and related expenses                                   132              119
        Other accrued liabilities                                              519              172
                                                                           -------          -------
        Net cash provided by operating activities                            2,715            1,690
                                                                           -------          -------

  Cash flows from investing activities:
     Purchases of short-term investments                                      (417)            (309)
     Proceeds from sales and maturities of short-term
       investments                                                           1,227              890
     Purchases of investments                                               (5,988)          (1,895)
     Proceeds from sales and maturities of investments                       5,800              970
     Purchases of restricted investments                                      (158)            (496)
     Proceeds from sales and maturities of restricted
       investments                                                             123              251
     Acquisition of property and equipment                                    (411)            (282)
     Acquisition of businesses, net of cash acquired and
       purchased research and development                                      (11)             (19)
     Increase in lease receivables                                            (262)            (137)
     Other                                                                    (433)            (128)
                                                                           -------          -------
        Net cash used in investing activities                                 (530)          (1,155)
                                                                           -------          -------

  Cash flows from financing activities:
     Issuance of common stock                                                  642              376
     Other                                                                       6               11
                                                                           -------          -------
        Net cash provided by financing activities                              648              387
                                                                           -------          -------

  Net increase in cash and equivalents                                       2,833              922
  Cash and equivalents, beginning of period                                    886              609
                                                                           -------          -------
  Cash and equivalents, end of period                                      $ 3,719          $ 1,531
                                                                           =======          =======



See notes to consolidated financial statements

                               Cisco Systems, Inc.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.  DESCRIPTION OF BUSINESS

Cisco Systems, Inc. ("Cisco" or the "Company") is the worldwide leader in networking for the Internet. Cisco hardware, software, and service offerings are used to create Internet solutions so that individuals, companies, and countries have seamless access to information - regardless of differences in time and place. Cisco solutions provide competitive advantage to our customers through more efficient and timely exchange of information, which in turn leads to cost savings, process efficiencies, and closer relationships with their customers, prospects, business partners, suppliers, and employees. These solutions form the networking foundation for companies, universities, utilities, and government agencies worldwide.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Fiscal Year

The Company's fiscal year is the 52- or 53-week period ending on the last Saturday in July. Fiscal year 2000 is a 52-week year while fiscal 1999 was a 53-week year.

Basis of Presentation

All historical financial information has been restated to reflect the acquisitions of StratumOne Communications, Inc.("StratumOne") and TransMedia Communications, Inc.("TransMedia") in the first quarter of fiscal 2000 and Cerent Corporation ("Cerent") and WebLine Communications Corporation ("Webline") in the second quarter of fiscal 2000 which were accounted for as poolings of interests. In addition, the historical financial information has been restated to reflect the acquisition of Fibex Systems which was completed in the fourth quarter of 1999 and accounted for as a pooling of interests.

The accompanying financial data as of January 29, 2000 and for the three and six months ended January 29, 2000 and January 23, 1999, has been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The July 31, 1999 balance sheet was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K/A for the year ended July 31, 1999 and Current Report on Form 8-K/A filed February 3, 2000.

In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position as of January 29, 2000, results of operations for the three and six months ended January 29, 2000 and January 23, 1999, and cash flows for the six months ended January 29, 2000 and January 23, 1999 have been made. The results of operations for the three and six months ended January 29, 2000 are not necessarily indicative of the operating results for the full year.

Computation of Net Income Per Common Share

Basic net income per common share is computed using the weighted average number of common shares outstanding during the period. Diluted net income per share is computed using the weighted average number of common and dilutive common equivalent shares outstanding during the period. Dilutive common equivalent shares consist primarily of stock options.

Recent Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. Management does not believe this will have a material effect on the Company's operations or financial position. Implementation of this standard has recently been delayed by the FASB for a twelve-month period. The Company will now be required to adopt SFAS 133 for its first quarterly filing of fiscal 2001.

In December 1999, the SEC issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements." SAB 101 summarizes certain of the SEC's views in applying generally accepted accounting principles to revenue recognition in financial statements. The Company is required to adopt SAB 101 in the first quarter of fiscal 2001. Management does not expect the adoption of SAB 101 to have a material effect on the Company's operations or financial position.

3. BUSINESS COMBINATIONS

Purchase Combinations

The Company has made a number of purchase acquisitions. The consolidated financial statements include the operating results of each business from the date of acquisition. Pro forma results of operations have not been presented because the effects of these acquisitions were not material on either an individual or an aggregate basis.

The amounts allocated to purchased research and development expense were determined through established valuation techniques in the high-technology communications industry and were expensed upon acquisition because technological feasibility had not been established and no future alternative uses existed. Research and development costs to bring the products from the acquired companies to technological feasibility are not expected to have a material impact on the Company's future results of operations or cash flows. Amounts allocated to goodwill and purchased intangible assets are amortized on a straight-line basis over periods not exceeding five years.

In September 1999, the Company completed its purchase of Monterey Networks, Inc. ("Monterey"), a developer of infrastructure-class, optical cross-connect technology that is used to increase network capacity at the core of an optical network. The Company's acquired technology consists of one product currently under development which will result in a wavelength router that would intelligently route signals over long-haul optical pipes created by dense wave division multiplexing ("DWDM"). Also in September 1999, the Company completed its purchase of MaxComm Technologies, Inc. ("MaxComm"), a developer of broadband Internet technology that brings data and multiple voice lines to consumers. The Company's acquired technology consists of one product currently under development which will allow the end user to create an easily adaptable home local area network utilizing their existing in-home wiring to support up to four separate phone lines with different numbers.

In November 1999, the Company completed its purchase of Calista Inc. ("Calista") and Tasmania Network Systems, Inc. ("Tasmania"). Calista is a developer of Internet technology that allows different business phone systems to work together over an open Internet-based infrastructure. The Company's acquired technology consists of one product currently under development which will link up telecommuters or branch office phones to the corporate PBX over the Internet or intranet. Tasmania is a leading developer of network caching software technology. The Company's acquired technology consists of one product currently under development which will improve the performance of cache technology.

In December 1999, the Company acquired Internet Engineering Group, LLC ("IEng") and Worldwide Data Systems, Inc. ("Worldwide"). IEng is a developer of high-performance software to enable service providers to build next-generation high speed networks. Worldwide is a leader in consulting and engineering services for the convergence of data and voice networks.

Each of the completed purchase acquisition transactions is further outlined below:

Summary of purchase transactions (in millions):

                                                   Purchased
                                                   Research &
                                                  Development     Form of Consideration and Other
       Entity Name            Consideration          Charge             Notes to Acquisition
       -----------            -------------          ------             --------------------
Fiscal 2000



Monterey                          $517                $354        Common stock and options
                                                                  assumed; $14 in liabilities
                                                                  assumed; goodwill and other
                                                                  intangibles recorded of $154

MaxComm                           $ 73                $ 27        Common stock and options
                                                                  assumed; goodwill and other
                                                                  intangibles recorded of $41

Calista                           $ 57                $ 28        Common stock and options
                                                                  assumed; $3 in liabilities
                                                                  assumed; goodwill and other
                                                                  intangibles recorded of $34

Tasmania                          $ 26                $ 15        Common stock; goodwill and
                                                                  other intangibles recorded of
                                                                  $13


Total purchased research and development expense for the six months ended January 29, 2000 and January 23, 1999 was $424 million and $390 million, respectively. The purchased research and development expense for the six months ended January 29, 2000 was attributable to stock consideration. The purchased research and development expense that was attributable to stock consideration for the six months ended January 23, 1999 was $298 million. The purchased research and development expense attributable to a cash purchase transaction for the six months ended January 23, 1999 was $92 million.

Poolings of Interests Combinations

In September 1999, the Company acquired StratumOne, a developer of highly integrated, high-performance semiconductor technology, and TransMedia, a provider of Media Gateway technology that unites the multiple networks of public voice communications. Under the terms of the agreements, approximately 12.3 million shares of common stock were issued to acquire StratumOne and TransMedia, and options to purchase an additional 1.4 million shares were assumed. Also in September 1999, the Company acquired Cocom A/S, ("Cocom"), an European developer of high-speed Internet access solutions over cable, satellite, and wireless networks based on international standards. Under the terms of the agreement, approximately 1.0 million shares of common stock were issued to acquire Cocom. Based on the shares of common stock and options exchanged, the values of the acquisitions were approximately $435 million, $407 million, and $66 million for StratumOne, Transmedia, and Cocom, respectively.

In November 1999, the Company completed the acquisitions of Cerent and Webline. Cerent is a developer of next-generation optical transport products, and Webline is a provider of customer interaction management software for Internet customer service and e-commerce. Under the terms of the agreements, approximately 98.1 million and 3.7 million shares of common stock were issued to acquire Cerent and Webline, respectively. The Company also assumed outstanding options that were converted into options to purchase approximately 1.8 million shares and 0.6 million shares of the Company's common stock for Cerent and Webline, respectively. Based on the shares of common stock and options exchanged, the values of the acquisitions were approximately $6.9 billion and $325 million for Cerent and Webline, respectively.

In December 1999, the Company acquired V-Bits, Inc. ("V-Bits"), a provider of standards-based digital video processing systems for cable television service providers. Under the terms of the agreement, approximately 1.4 million shares of common stock and options were exchanged to acquire V-Bits. Based on the shares of common stock and options exchanged, the value of the acquisition was approximately $128 million.

All historical financial information contained herein has been restated to reflect the acquisitions of StratumOne, TransMedia, Cerent, and Webline. The historical operations of Cocom and V-Bits were not material to the Company's consolidated operations, therefore prior period statements have not been restated for these acquisitions.

Acquisitions Pending or Completed After January 29, 2000

In November 1999, the Company announced a definitive agreement to acquire Aironet Wireless Communications, Inc. ("Aironet") for approximately $799 million payable in common stock. Aironet is a leading developer of standards-based, high speed wireless local area network products ("LAN"). The Aironet acquisition is expected to be completed in the third quarter of fiscal 2000. In December 1999, the Company announced a definitive agreement to acquire the optical systems business of Pirelli S.p.A of Milan, Italy ("Pirelli") for an aggregate amount of up to $2.15 billion payable in common stock, of which a portion is contingent on revenue targets and other performance milestones. Pirelli is a recognized innovator in both optical component technology and optical systems for service providers. The Company completed the acquisition of Pirelli in February 2000. Aironet and Pirelli will be accounted for as purchases.

In March 2000, the Company announced a definitive agreement to acquire Atlantech Technologies ("Atlantech") for approximately $180 million payable in common stock. Atlantech is a leading provider of network element management software, which is designed to help configure and monitor network hardware. Atlantech will be accounted for as a purchase.

In January and February 2000, the Company announced definitive agreements to acquire Altiga Networks ("Altiga"), Compatible Systems ("Compatible"), and Growth Networks Inc. ("Growth") for an aggregate of approximately $922 million payable in common stock. The acquisitions of Altiga and Compatible enhance the Company's New World Virtual Private Networks offerings by providing customers with industry-leading remote access and extranet solutions. Growth is a market leader in Internet switching fabrics, a new category of networking silicon. Altiga, Compatible and Growth will be accounted for as poolings of interests.

4. BALANCE SHEET DETAIL
          (In millions)

Inventories, net:                            January 29,           July 31,
                                                2000                1999
                                              -------             -------
                                            (Unaudited)
Raw materials                                 $    91             $   143
Work in process                                   263                 198
Finished goods                                    280                 280
Demonstration systems                              61                  35
                                              -------             -------
Total                                         $   695             $   656
                                              =======             =======


Other Assets, net:                           January 29,           July 31,
                                                2000                1999
                                              -------             -------
                                            (Unaudited)
Goodwill-gross                                $   374             $   157
Purchased intangible assets-gross                 763                 395
Less: Accumulated amortization                   (175)                (92)
                                              -------             -------
Intangibles, net                                  962                 460
Investments in nonpublic companies                351                 179
Net investment in leases                          212                 500
Other assets                                      214                  52
                                              -------             -------
Total                                         $ 1,739             $ 1,191
                                              =======             =======

Amortization expense for the three months ended January 29, 2000 and January 23, 1999 was $53 million and $12 million, respectively. Amortization expense for the six months ended January 29, 2000 and January 23, 1999 was $83 million and $23 million, respectively. The following table presents the details of the amortization expense as reported in the consolidated statements of operations (in millions):


                                           Three Months                  Six Months
                                              Ended                         Ended
                                       ------------------            ------------------
                                     January 29,   January 23,    January 29,    January 23,
                                       2000           1999           2000           1999
                                       ---            ---            ---            ---
                                           (Unaudited)                   (Unaudited)
Reported as:
 Cost of sales                         $ 6            $--            $12            $--
 Operating expenses                     47             12             71             23
                                       ---            ---            ---            ---
 Total amortization expense            $53            $12            $83            $23
                                       ===            ===            ===            ===

5. COMPREHENSIVE INCOME

The following table presents the calculation of comprehensive income as required by SFAS No. 130. Comprehensive income has no impact on the Company's net income, balance sheet, or shareholders' equity. The components of comprehensive income, net of tax, are as follows (in millions):

                                               Three Months                           Six Months
                                                  Ended                                 Ended
                                       ---------------------------            --------------------------
                                      January 29,        January 23,        January 29,        January 23,
                                         2000               1999               2000               1999
                                       -------             -------            -------            -------
                                               (Unaudited)                            (Unaudited)
Net income                             $   825             $   282            $ 1,245            $   791
  Other comprehensive
  income (loss):
  Change in unrealized gain
   on investments, net                     999                  74              1,519                 91
  Change in accumulated
   translation adjustments                  (2)                  -                  4                 11
                                       -------             -------            -------            -------

Total comprehensive income             $ 1,822             $   356            $ 2,768            $   893
                                       =======             =======            =======            =======


6. INCOME TAXES

The Company paid income taxes of $174 million and $184 million for the six months ended January 29, 2000 and January 23, 1999, respectively. The Company's income taxes currently payable for federal, state, and foreign purposes have been reduced by the tax benefit from stock option transactions. The benefit totaled $697 million and $398 million for the six months ended January 29, 2000 and January 23, 1999, respectively, and was credited directly to shareholders' equity.

7.    SHAREHOLDERS' EQUITY AND STOCK SPLIT

On November 10, 1999, the shareholders of the Company approved an increase to the authorized number of shares of common stock from 5.4 billion to 10 billion shares.

Cisco's Board of Directors authorized the splitting of the Company's common stock on a two-for-one basis for shareholders of record on February 22, 2000. Shares resulting from the split are expected to be distributed by the transfer agent on March 22, 2000. All share and per-share numbers contained herein do not reflect this stock split.

8. SEGMENT INFORMATION AND MAJOR CUSTOMERS

The Company's operations involve the design, development, manufacturing, marketing, and technical support of networking products and services. The Company offers end-to-end networking solutions for its customers. Cisco products include routers, LAN and ATM switches, dialup access servers, and network management software. These products, integrated by the Cisco IOS(R) software, link geographically dispersed LANs, WANs, and IBM networks.

The Company conducts business globally and is managed geographically. The Company's management relies on an internal management accounting system which provides sales and standard cost information by geographic theater. Sales are attributed to a theater based on the ordering location of the customer. The Company's management makes financial decisions and allocates resources based on the information it receives from this internal system. The Company does not allocate marketing, engineering, or administrative expenses to geographical segments as management does not use this information to measure the performance of the operating segments. Management does not believe that allocating these expenses is material in evaluating a geographical segment's performance. Information from this internal management system differs from the amounts reported under generally accepted accounting principles due to certain corporate level adjustments. These corporate level adjustments are primarily sales adjustments related to credit memos and returns. Based on the criteria set forth in SFAS No. 131, the Company has four reportable segments: the Americas, EMEA, Asia/Pacific, and Japan.

Summarized financial information by segment for the three and six months ended January 29, 2000 and January 23, 1999, as taken from the internal management information system discussed above, is as follows (in millions):


                                           Three Months Ended                       Six Months Ended
                                       ---------------------------             ---------------------------
                                      January 29,         January 23,        January 23,         January 23,
                                        2000                1999                2000                1999
                                       -------             -------             -------             -------
                                               (Unaudited)                              (Unaudited)
Net Sales:
   U.S./Americas                       $ 2,872             $ 1,885             $ 5,530             $ 3,672
   EMEA                                  1,082                 759               2,102               1,424
   Asia/Pacific                            351                 186                 634                 350
   Japan                                   182                 158                 339                 284
   Sales adjustments                      (137)               (143)               (341)               (287)
                                       -------             -------             -------             -------
Total - Net Sales                      $ 4,350             $ 2,845             $ 8,264             $ 5,443
                                       =======             =======             =======             =======


Standard Margin:
   U.S./Americas                       $ 2,113             $ 1,361             $ 4,050             $ 2,665
   EMEA                                    801                 570               1,566               1,055
   Asia/Pacific                            259                 134                 467                 257
   Japan                                   144                 123                 269                 217
   Sales adjustments                      (137)               (143)               (341)               (287)
   Production overhead                    (106)                (61)               (189)               (117)
   Manufacturing variances
    and other related costs               (260)               (127)               (481)               (232)
                                       -------             -------             -------             -------
Total - Gross Margin                   $ 2,814             $ 1,857             $ 5,341             $ 3,558
                                       =======             =======             =======             =======


The standard margins by geographical segment differ from the amounts recognized under generally accepted accounting principles because the Company does not allocate certain sales adjustments, production overhead, and manufacturing variances and other related costs to the segments. The above table reconciles the net sales and standard margins by geographic segment to net sales and gross margins as reported in the consolidated statements of operations by including such adjustments.

The following table presents external net sales for groups of similar products and services (in millions):

                                    Three Months Ended                       Six Months Ended
                               ---------------------------             ---------------------------
                              January 29,        January 23,          January 29,        January 23,
                                2000                1999                2000                1999
                               -------             -------             -------             -------
                                       (Unaudited)                             (Unaudited)
  Routers                      $ 1,688             $ 1,285             $ 3,286             $ 2,442
  Switches                       1,695               1,188               3,267               2,317
  Access                           507                 256                 982                 463
  Other                            597                 259               1,070                 508
  Sales adjustments               (137)               (143)               (341)               (287)
                               -------             -------             -------             -------
Total - Net Sales              $ 4,350             $ 2,845             $ 8,264             $ 5,443
                               =======             =======             =======             =======


Substantially all of the Company's assets at January 29, 2000 and July 31, 1999 were attributable to U.S. operations. No single customer accounted for 10% or more of total revenue during the three or six months ended January 29, 2000 and January 23, 1999.

9.  NET INCOME PER COMMON SHARE

The following table presents the calculation of basic and diluted earnings per share (in millions, except per-share amounts):

                                               Three Months Ended                  Six Months Ended
                                            ------------------------            ------------------------
                                          January 29,       January 23,       January 29,       January 23,
                                             2000              1999              2000              1999
                                            ------            ------            ------            ------
                                                   (Unaudited)                        (Unaudited)
Numerator:

  Net income                                $  825            $  282            $1,245            $  791
                                            ======            ======            ======            ======
Denominator:

 Weighted average shares--basic              3,413             3,274             3,401             3,251

 Effect of dilutive securities:
  Employee stock options                       235               212               228               202
                                            ------            ------            ------            ------
 Weighted average share--diluted             3,648             3,486             3,629             3,453
                                            ======            ======            ======            ======

Net income per share--basic                 $  .24            $  .09            $  .37            $  .24
                                            ======            ======            ======            ======

Net income per share--diluted               $  .23            $  .08            $  .34            $  .23
                                            ======            ======            ======            ======


10. SUBSEQUENT EVENTS

On January 31, 2000, the Company invested approximately $1 billion in mandatorily redeemable convertible preferred stock of KPMG Consulting, Inc., a privately held subsidiary of KPMG LLP. KPMG Consulting, Inc. is a provider of Internet integration services.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

All historical financial information has been restated to reflect the acquisitions of StratumOne Communications, Inc. and TransMedia Communications, Inc. in the first quarter of fiscal 2000 and Cerent Corporation and WebLine Communications Corporation in the second quarter of fiscal 2000 which were accounted for as poolings of interests. In addition, the historical financial information has been restated to reflect the acquisition of Fibex Systems which was completed in the fourth quarter of fiscal 1999 and accounted for as a pooling of interests.

Certain statements contained in this Quarterly Report on Form 10-Q, including, without limitation, statements containing the words "believes," "anticipates," "estimates," "expects," and words of similar import, constitute "forward-looking statements." You should not place undue reliance on these forward-looking statements. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including the risks faced by us described below and elsewhere in this Quarterly Report, and in other documents we file with the Securities and Exchange Commission.

Net sales grew to $4.35 billion in the second quarter of fiscal 2000 from $2.85 billion in the second quarter of fiscal 1999. Net sales for the first six months of fiscal 2000 were $8.26 billion, compared with $5.44 billion for the first six months of fiscal 1999. The 52.9% increase in net sales between the two three-month periods and the 51.8% increase in net sales between the two six-month periods were primarily a result of increasing unit sales of LAN switching products such as the Catalyst(R) 3500 and 6000 families and the Catalyst 2900 series of switches for smaller enterprise networks, the Cisco 12000 gigabit switch router ("GSR"), access servers such as the Cisco 2600 and 3600 families, growth in the sales of add-on boards that provide increased functionality, and increased maintenance service contract sales. The sales growth rate for lower-priced access and switching products targeted toward small and medium-sized businesses has increased faster than that of our high-end core router products. Additionally, sales of some of our more established product lines such as the Catalyst 5000, Cisco 2500 and Cisco 4000 product families have decreased as a percentage of total revenue. Sales in the second quarter of fiscal 2000 grew 52.4% in the Americas, 42.6% in EMEA, 88.7% in Asia/Pacific and 15.2% in Japan compared to the second quarter of fiscal 1999. Sales in the first six months of fiscal 2000 grew 50.6% in the Americas, 47.6% in EMEA, 81.1% in Asia/Pacific and 19.4% in Japan compared to the first six months of fiscal 1999 (See Note 8 to the consolidated financial statements). Market demand and deployment of Internet technologies and business solutions, as well as the overall economic health within these regions, are primarily driving the strong growth in the Americas, EMEA, and Asia/Pacific. The slower growth in Japan can be attributed to continued weaker economic conditions and delayed government spending.

Gross margins decreased to 64.7% in the second quarter of fiscal 2000 from 65.3% in the second quarter of fiscal 1999. Gross margins decreased to 64.6% in the first six months of fiscal 2000 from 65.4% in the first six months of fiscal 1999. Standard margins for the Americas, EMEA, Asia/Pacific and Japan were 73.6%, 74.0%, 73.8%, and 79.1%, respectively, for the second quarter of fiscal 2000 compared to 72.2%, 75.1%, 72.0%, and 77.8%, respectively, for the second quarter of fiscal 1999. Standard margins for the Americas, EMEA, Asia/Pacific and Japan were 73.2%, 74.5%, 73.7%, and 79.4%, respectively, for the first six months of fiscal 2000 compared to 72.6%, 74.1%, 73.4%, and 76.4%, respectively, for the first six months of fiscal 1999 (see Note 8 to the consolidated financial statements). The standard margins by geographical segment differ from the amounts recognized under generally accepted accounting principles because the Company does not allocate certain sales adjustments, production overhead, and manufacturing variances and other related costs to the segments. Standard margins for the Americas, where 66.0% and 66.9% of our revenues were derived in the second quarter and the first six months of fiscal 2000, respectively, increased by 1.4% and 0.6%, respectively, compared to the same periods in fiscal 1999. Standard margins for EMEA, where 24.9% and 25.4% of our revenues were derived in the second quarter and the first six months of fiscal 2000, respectively, decreased by 1.1% and increased by 0.4%, respectively, compared to the same periods in fiscal 1999. The changes in standard margins for the Americas and EMEA were due to a shift in revenue mix and the timing of when certain sales adjustments are applied to geographical theatres. The decrease in the overall gross margin was primarily due to our continued shift in revenue mix towards our lower-margin products, other production related costs, and the continued pricing pressure seen from competitors in certain product areas. The prices of component parts have fluctuated in the recent past, and we expect that this trend may continue. An increase in the price of component parts may have a material adverse impact on gross margins. We expect that gross margins will continue to decrease in the future, because we believe that the market for lower-margin remote access and switching products for small to medium-sized businesses will continue to increase at a faster rate than the market for our higher-margin router and high-performance switching products. Additionally, as we focus on new market opportunities, we face increasing competitive pressure from large telecommunications equipment suppliers and well funded start-up companies, which may materially adversely affect gross margins. We are attempting to mitigate this trend through various means, such as increasing the functionality of our products, continued value engineering, controlling royalty costs, and improving manufacturing efficiencies. There can be no assurance that any efforts made by us in these and other areas will successfully offset decreasing margins.

Research and development expenses increased by $226 million in the second quarter of fiscal 2000 over the second quarter of fiscal 1999, an increase to 13.7% from 13.1% of net sales. Research and development expenses increased by $424 million in the first six months of fiscal 2000 over the first six months of fiscal 1999, an increase to 13.7% from 13.1% of net sales. The increases reflect our ongoing research and development efforts in a wide variety of areas such as voice, video, and data integration, Digital Subscriber Line ("DSL") technologies, cable modem technology, wireless access, dial access, enterprise switching, optical transport, security, network management, and high-end routing technologies, among others. A significant portion of the increase was due to the addition of new personnel, partly through acquisitions, as well as higher expenditures on prototypes and depreciation on additional lab equipment. For the near future, research and development expenses are expected to increase at a rate similar to or slightly greater than the sales growth rate, as we invest in technology to address potential market opportunities. We also continue to purchase technology in order to bring a broad range of products to the market in a timely fashion. If we believe that we are unable to enter a particular market in a timely manner with internally developed products, we may license technology from other businesses or acquire other businesses as an alternative to internal research and development. All of our research and development costs are expensed as incurred.

Sales and marketing expenses increased by $348 million in the second quarter of fiscal 2000 over the second quarter of fiscal 1999, an increase to 21.2% from 20.2% of net sales. Sales and marketing expenses increased by $641 million in the first six months of fiscal 2000 over the first six months of fiscal 1999, an increase to 21.0% from 20.1% of net sales. The increases were principally due to an increase in the size of our direct sales force and related commissions, additional marketing and advertising investments associated with the introduction of new products, the expansion of distribution channels, and general corporate branding. The increases also reflect our efforts to invest in certain key areas such as expansion of our end-to-end strategy and service provider coverage in order to position ourselves to take advantage of future market opportunities.

General and administrative expenses increased by $61 million in the second quarter of fiscal 2000 over the second quarter of fiscal 1999, an increase to 3.3% from 2.9% of net sales. General and administrative expenses increased by $94 million in the first six months of fiscal 2000 over the first six months of fiscal 1999, an increase to 3.1% from 2.9% of net sales. General and administrative expenses for the three and six months ended January 29, 2000 include acquisition related costs of approximately $25 million. Excluding the acquisition related costs, the increases in general and administrative expenses as a percentage of sales primarily relate to the addition of new personnel and higher depreciation expense. It is management's intent to keep general and administrative costs relatively constant as a percentage of net sales; however, this is dependent upon the level of acquisition activity and our growth, among other factors.

Amortization of goodwill and purchased intangible assets increased by $35 million in the second quarter of fiscal 2000 compared to the second quarter of fiscal 1999. Amortization of goodwill and purchased intangible assets increased by $48 million in the first six months of fiscal 2000 compared to the first six months of fiscal 1999. Amortization of goodwill and purchased intangible assets includes the amortization of goodwill and other purchased intangible assets relating to various purchase acquisitions (See Note 4 to the consolidated financial statements).

The amounts expensed to purchased research and development in the first six months of fiscal 2000 arose from the completed acquisitions of Monterey, MaxComm, Calista, and Tasmania (See Note 3 to the consolidated financial statements).

The fair value of the existing products and patents as well as the technology currently under development was determined by using the income approach, which discounts expected future cash flows to present value. The discount rates used in the present value calculations were typically derived from a weighted average cost of capital analysis and venture capital surveys, adjusted upward to reflect additional risks inherent in the development life cycle. These risk factors have increased the overall discount rate between 5% to 20% for acquisitions in the current period. We consider the pricing model for products related to these acquisitions to be standard within the high-technology communications industry. We do not expect to achieve a material amount of expense reductions or synergies as a result of integrating the acquired in-process technology. Therefore, the valuation assumptions do not include anticipated cost savings. We expect that products incorporating the acquired technology from these acquisitions will be completed and begin to generate cash flows over the six to nine months after integration. However, development of these technologies remains a significant risk to us due to the remaining effort to achieve technical viability, rapidly changing customer markets, uncertain standards for new products, and significant competitive threats from numerous companies. The nature of the efforts to develop the acquired technology into commercially viable products consists principally of planning, designing, and testing activities necessary to determine that the product can meet market expectations, including functionality and technical requirements. Failure to bring these products to market in a timely manner could result in a loss of market share, or a lost opportunity to capitalize on emerging markets, and could have a material adverse impact on our business and operating results.

Regarding our purchase acquisitions completed in fiscal 1999, actual results to date have been consistent, in all material respects, with the assumptions at the time of the acquisitions as they relate to the value of purchased in-process research and development. The assumptions primarily consist of an expected completion date for the in-process projects, estimated costs to complete the projects, and revenue and expense projections once the products have entered the market. Products from these acquisitions are being introduced to the market six to nine months after the acquisition. Shipment volumes of products from acquired technologies are not material to our overall position at the present time, therefore, it is difficult to determine the accuracy of overall revenue projections early in the technology or product lifecycle. Failure to achieve the expected levels of revenues and net income from these products will negatively impact the return on investment expected at the time that the acquisition was completed and potentially result in impairment of any other assets related to the development activities.

The following table summarizes the significant assumptions underlying the valuations in fiscal 2000 and fiscal 1999 and the development costs incurred by us in the periods after the respective acquisition date (in millions, except percentages):

                                                                             Approximate
                                           Acquisition Assumptions           Development
                                   ----------------------------------       Costs Incurred
                                   Estimated Cost                           to Date After
                                    to Complete         Risk Adjusted        Acquisition on
                                    Technology at          Discount            Acquired
                                      Time of            Rate for In-         In-Process
          Entity Name               Acquisition           Process R&D         Technology
          -----------               -----------           -----------         ----------
  Fiscal 2000


  Monterey Networks, Inc.               $ 4                   30%                $ 8

  MaxComm Technologies, Inc.            $ 2                   25%                $ 2

  Calista Inc.                          $ 1                  37.5%

  Tasmania Network Systems,             $ 1                   45%
  Inc.

  Fiscal 1999


  American Internet Corp.               $ 1                   25%                $ 1

  Summa Four, Inc.                      $ 5                   25%                $18

  Clarity Wireless, Inc.                $42                   32%                $22

  Selsius Systems, Inc.                 $15                   31%                $13

  PipeLinks, Inc.                       $ 5                   31%                $18

  Amteva Technologies, Inc.             $ 4                   35%                $ 3

LIQUIDITY AND CAPITAL RESOURCES

Cash and equivalents, short-term investments, and investments were $13.8 billion at January 29, 2000, an increase of $4.7 billion from July 31, 1999. The increase is primarily a result of unrealized gains on publicly held investments, cash generated by operations and the exercise of employee stock options. The cash flows from operating activities were partially offset by cash outflows from tax payments of approximately $174 million, and cash outflows from investing activities primarily relating to capital expenditures of approximately $411 million. On January 31, 2000, subsequent to the end of the fiscal quarter, the Company made a cash investment of approximately $1 billion in KPMG Consulting, Inc.

Accounts receivable increased 37.0% from July 31, 1999 to January 29, 2000. Days sales outstanding in receivables increased to 36 days at January 29, 2000 from 32 days at July 31, 1999. Inventory levels remained relatively constant between the two periods; however, inventory management remains an area of focus as we balance the need to maintain strategic inventory levels to ensure competitive lead times versus the risk of inventory obsolescence because of rapidly changing technology and customer requirements.

At January 29, 2000, we had a line of credit totaling $500 million, which expires July 2002. There have been no borrowings under this facility.

We have entered into certain lease arrangements in San Jose, California, and Research Triangle Park, North Carolina, where we have established our headquarter's operations and certain research and development and customer support activities. In connection with these transactions, we pledged $1.1 billion of our investments as collateral for certain obligations of the leases. We anticipate that we will occupy more leased property in the future that will require similar pledged securities; however, we do not expect the impact of this activity to be material to liquidity.

We believe that our current cash and equivalents, short-term investments, line of credit, and cash generated from operations will satisfy our expected working capital and capital expenditure requirements at least through the next 12 months.

                               YEAR 2000 READINESS

We have not experienced any known material adverse impacts on our current products, internal information systems, and noninformation technology systems (equipment and systems) as a result of the year

2000 issue. Based on the work done, we have not incurred material costs to address the year 2000 readiness of our systems (as a result of relatively new information systems) and products. There can be no assurance that the cost estimates associated with Year 2000 or leap year date issues will not have a material adverse effect on our results of operations and financial condition.

                                  RISK FACTORS

Set forth below and elsewhere in this Quarterly Report and in the other documents we file with the SEC are risks and uncertainties that could cause actual results to differ materially from the results contemplated by the forward looking statements contained in this Quarterly Report.

YOU SHOULD EXPECT THAT OUR OPERATING RESULTS MAY FLUCTUATE IN FUTURE PERIODS

The results of operations for any quarter are not necessarily indicative of results to be expected in future periods. Our operating results have in the past been, and will continue to be, subject to quarterly fluctuations as a result of a number of factors. These factors include:

- The integration of people, operations, and products from acquired businesses and technologies;
-       Increased competition in the networking industry;
-       The overall trend toward industry consolidation;
- The introduction and market acceptance of new technologies and standards, including switch routers, Gigabit Ethernet switching, Tag Switching (currently also known as multiprotocol label switching ["MPLS"]), optical transport and data, voice, and video capabilities;
-       Variations in sales channels, product costs, or mix of products sold;
-       The timing of orders and manufacturing lead times;
-       The trend towards sales of integrated network solutions;
- Employer payroll taxes to be paid on an employee's gain on stock options exercised. Such payroll taxes are recorded as operating expenses and could be material based upon the number of optionees who exercise their options and the price of our common stock; and
- Changes in general economic conditions and specific economic conditions in the computer and networking industries.

Any of the above factors could have a material adverse impact on our operations and financial results. For example, from time to time, we have made acquisitions that result in purchased research and development expenses being charged in an individual quarter. These charges may occur in any particular quarter resulting in variability in our quarterly earnings. Additionally, the dollar amounts of large orders for our products have been increasing and therefore the operating results for a quarter could be materially adversely affected if a number of large orders are either not received or are delayed, for example, due to cancellations, delays, or deferrals by customers.

SINCE OUR GROWTH RATE MAY SLOW, OPERATING RESULTS FOR A PARTICULAR QUARTER ARE DIFFICULT TO PREDICT

We expect that in the future, our net sales may grow at a slower rate than experienced in previous periods and that on a quarter-to-quarter basis, our growth in net sales may be significantly lower than our historical quarterly growth rate. As a consequence, operating results for a particular quarter are extremely difficult to predict. Our ability to meet financial expectations could be hampered if the nonlinear sales pattern seen in past quarters reoccur in future periods. We generally have had one quarter of the fiscal year when backlog has been reduced. Although such reductions have not occurred consistently in recent years, they are difficult to predict and may occur in the future. In addition, in response to customer demand, we continue to attempt to reduce our product manufacturing lead times, which may result in corresponding reductions in order backlog. A decline in backlog levels could result in more variability and less predictability in our quarter-to-quarter net sales and operating results going forward. On the other hand, for certain products, lead times are longer than our goal. If we cannot reduce manufacturing lead times for such products, our customers may cancel orders or not place further orders if shorter lead times are available from other manufacturers, thus creating additional variability.

WE EXPECT GROSS MARGINS TO DECLINE OVER TIME

We expect that gross margins may be adversely affected by increases in material or labor costs, heightened price competition, and changes in channels of distribution or in the mix of products sold. For example, we believe that gross margins may decline over time because the markets for lower-margin access products targeted toward small to medium sized customers have continued to grow at a faster rate than the markets for our higher-margin router and high-performance switching products targeted toward enterprise and service provider customers. We have recently introduced several new products, with additional new products scheduled to be released in the future. If product or related warranty costs associated with these new products are greater than we have experienced historically, gross margins may be adversely affected. Our gross margins may also be impacted by geographic mix, as well as the mix of configurations within each product group. We continue to expand into third-party or indirect distribution channels, which generally results in lower gross margins. In addition, increasing third-party and indirect distribution channels generally result in greater difficulty in forecasting the mix of our product, and to a certain degree, the timing of orders from our customers. Downward pressures on our gross margin may be further impacted by other factors, such as increased percentage of revenues from service provider markets which may have lower margins and/or an increase in product costs, which would adversely affect our future operating results.

We also expect that our operating margins may decrease as we continue to hire additional personnel and experience increases in overall operating expenses to support our business. We plan our operating expense levels based primarily on forecasted revenue levels. Because these expenses are relatively fixed in the short term, a shortfall in revenue could lead to operating results being below expectations.

WE COMPETE IN THE HIGHLY COMPETITIVE TELECOMMUNICATIONS EQUIPMENT MARKET

We compete in the telecommunications equipment market, providing solutions for transporting data, voice, and video traffic across intranets, extranets, and the Internet. The market is characterized by rapid growth, converging technologies, and a conversion to new solutions that offer superior advantages. These market factors represent both an opportunity and a competitive threat to us. We compete with numerous vendors in each product category. We expect that the overall number of competitors providing niche product solutions will increase due to the market's attractive growth. On the other hand, we expect the number of vendors supplying end-to-end telecommunications solutions will decrease due to the rapid pace of acquisitions in the industry. Ultimately we believe only a few large suppliers of end-to-end telecommunication equipment solutions will become our primary competitors.

Our competitors include, among others, 3Com, Alcatel, Cabletron, Ericsson, IBM, Juniper, Lucent, Nortel, and Siemens. Some of our competitors compete across many of our product lines, while others do not offer as wide a breadth of solutions. Several of our current and potential competitors have greater financial, marketing, and technical resources than us.

The principal competitive factors in the markets in which we presently compete and may compete in the future are:

        -       price;

        -       performance;

        -       the ability to provide end-to-end solutions and support;

        -       conformance to standards;

        - the ability to provide value added features such as security, reliability, and investment protection; and

        -       market presence.

We also face competition from customers we license technology to and suppliers from whom we transfer technology. Networking's inherent nature requires interoperability. As such, we must cooperate and at the same time compete with these companies. Our inability to effectively manage these complicated relationships with customers and suppliers could have a material adverse effect on our business, operating results, and financial condition.

WE EXPECT TO MAKE FUTURE ACQUISITIONS WHERE ADVISABLE AND ACQUISITIONS INVOLVE NUMEROUS RISKS

The networking business is highly competitive, and as such, our growth is dependent upon market growth, our ability to enhance our existing products and our ability to introduce new products on a timely basis. One of the ways we have addressed and will continue to address the need to develop new products is through acquisitions of other companies. Acquisitions involve numerous risks, including the following:

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

We must also maintain our ability to manage any such growth effectively. Failure to manage growth effectively and successfully integrate acquisitions we made could harm our business and operating results.

WE ARE EXPOSED TO FLUCTUATIONS IN THE EXCHANGE RATES OF FOREIGN CURRENCY

As a global concern, we face exposure to adverse movements in foreign currency exchange rates. These exposures may change over time as business practices evolve and could have a material adverse impact on our financial results. Historically, our primary exposures have related to nondollar-denominated sales in Japan, Canada, and Australia and nondollar-denominated operating expenses in Europe, Latin America, and Asia where we sell primarily in U.S. dollars. Additionally, we have recently seen our exposures to emerging market currencies, such as the Brazilian real, Korean won, and Russian ruble, among others, increase because of our expanding presence in these markets and the extreme currency volatility. We will continue to monitor our exposure and may hedge against these or any other emerging market currencies as necessary.

The increasing use of the euro as a common currency for members of the European Union could impact our foreign exchange exposure. We are currently hedging against fluctuations with the euro and will continue to evaluate the impact of the euro on our future foreign exchange exposure as well as on our internal systems. At the present time, we hedge only those currency exposures associated with certain assets and liabilities denominated in nonfunctional currencies and do not hedge anticipated foreign currency cash flows. The hedging activity undertaken by us is intended to offset the impact of currency fluctuations on certain nonfunctional currency assets and liabilities.

WE ARE EXPOSED TO THE CREDIT RISK OF SOME OF OUR CUSTOMERS AND TO CREDIT EXPOSURES IN WEAKENED MARKETS

We are experiencing a greater proportion of our sales activity through our partners in two-tier distribution channels than we have historically. These customers are generally given privileges to return inventory, receive credits for changes in selling prices, and participate in cooperative marketing programs. We maintain appropriate accruals and allowances for such exposures. However, such partners tend to have access to more limited financial resources than other resellers and end-user customers and therefore represent potential sources of increased credit risk. We are experiencing increased demands for customer financing and leasing solutions, particularly from competitive local exchange carriers ("CLECs"). CLECs typically finance significant networking infrastructure deployments through alternative forms of financing, including leasing, through us. Although we have programs in place to monitor and mitigate the associated risk, there can be no assurance that such programs will alleviate all of our credit risk. We also continue to monitor increased credit exposures because of the weakened financial conditions in Asia, and other emerging market regions, and the impact that such conditions may have on the worldwide economy. Although we have not experienced significant losses due to customers failing to meet their obligations to date, such losses, if incurred, could harm our business and have a material adverse effect on our operating results and financial condition.

WE ARE EXPOSED TO FLUCTUATIONS IN THE MARKET VALUES OF OUR PORTFOLIO INVESTMENTS AND IN INTEREST RATES

We maintain investment portfolio holdings of various issuers, types, and maturities. These securities are generally classified as available for sale and consequently, are recorded on the balance sheet at fair value with unrealized gains or losses reported as a separate component of accumulated other comprehensive income, net of tax. Part of this portfolio includes minority equity investments in several publicly traded companies, the values of which are subject to market price volatility. We have also invested in numerous privately held companies, many of which can still be considered in the startup or development stages. These investments are inherently risky as the market for the technologies or products they have under development are typically in the early stages and may never materialize. We could lose our entire initial investment in these companies. We also have certain real estate lease commitments with payments tied to short-term interest rates. At any time, a sharp rise in interest rates could have a material adverse impact on the fair value of our investment portfolio while increasing the costs associated with our lease commitments. Conversely, declines in interest rates could have a material impact on interest earnings for our investment portfolio. We do not currently hedge these interest rate exposures.

Readers are referred to pages 28-29 of our fiscal 1999 Annual Report to Shareholders for a more detailed discussion of quantitative and qualitative disclosures about market risk. The following analysis presents the hypothetical change in fair values of public equity investments that are sensitive to changes in the stock market. These equity securities are held for purposes other than trading. The modeling technique used measures the hypothetical change in fair values arising from selected hypothetical changes in each stock's price. Stock price fluctuations of plus or minus 15%, plus or minus 35%, and plus or minus 50% were selected based on the probability of their occurrence.

This table estimates the fair value of the publicly traded corporate equities at a twelve-month time horizon (in millions):

                                                          Fair value
                            Valuation of security            as of          Valuation of security
                          given X% decrease in each       January 29,     given X% increase in each
                                stock's price                2000              stock's price
                          ----------------------------    -----------     --------------------------
                          (50%)       (35%)      (15%)                      15%      35%      50%
                          -----       -----      -----                      ---      ---      ---
Corporate Equities       $ 1,762     $ 2,290   $ 2,995     $ 3,523        $4,051   $4,756   $5,285

Our equity portfolio consists of securities with characteristics that most closely match the S&P Index or companies traded on the NASDAQ Exchange. The NASDAQ Composite Index has occurrence of a 15% movement in all of the last three years and a 35% and 50% movement in at least one of the last three years.

WE ARE EXPOSED TO UNFAVORABLE ECONOMIC CONDITIONS WORLDWIDE

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

WE CANNOT PREDICT THE IMPACT OF RECENT ACTIONS AND COMMENTS BY THE SEC AND FASB

Recent actions and comments from the SEC have indicated they are reviewing the current valuation methodology of purchased in-process research and development related to business combinations. The SEC is concerned that some companies are writing off more of the value of an acquisition than is appropriate. We believe we are in compliance with all of the rules and related guidance as they currently exist. However, there can be no assurance that the SEC will not seek to reduce the amount of purchased in-process research and development previously expensed by us. This would result in the restatement of our previously filed financial statements and could have a material adverse effect on our results of operations and financial condition for periods subsequent to the acquisitions. Additionally, the Financial Accounting Standards Board ("FASB") has announced that it plans to rescind the pooling of interests method of acquisition accounting. If this occurs, it could alter our acquisition strategy and potentially impair our ability to acquire companies. The FASB has also announced that it is reviewing the current accounting rules associated with stock options. The FASB is concerned that current practice, as outlined in Accounting Principles Board No. 25 ("APB25"), does not accurately reflect appropriate compensation expense under a variety of scenarios, including the assumption of option plans from acquired companies. The changes proposed could make it more difficult to attract and retain qualified personnel and could unfavorably impact operating results.

OUR BUSINESS DEPENDS UPON OUR PROPRIETARY RIGHTS, AND THERE IS A RISK OF INFRINGEMENT

Our success is dependent upon our proprietary technology. We generally rely upon patents, copyrights, trademarks, and trade secret laws to establish and maintain our proprietary rights in our technology and products. We have a program to file applications for and obtain patents in the United States and in selected foreign countries where a potential market for our products exists. We have been issued a number of patents; other patent applications are currently pending. There can be no assurance that any of these patents will not be challenged, invalidated, or circumvented, or that any rights granted thereunder will provide competitive advantages to us. In addition, there can be no assurance that patents will be issued from pending applications, or that claims allowed on any future patents will be sufficiently broad to protect our technology. In addition, the laws of some foreign countries may not permit the protection of our proprietary rights to the same extent as do the laws of the United States. Although we believe the protection afforded by our patents, patent applications, copyrights, and trademarks has value, the rapidly changing technology in the networking industry makes our future success dependent primarily on the innovative skills, technological expertise, and management abilities of our employees rather than on patent, copyright, and trademark protection.

Many of our products are designed to include software or other intellectual property licensed from third parties. While it may be necessary in the future to seek or renew licenses relating to various aspects of our products, we believe that based upon past experience and standard industry practice, such licenses generally could be obtained on commercially reasonable terms. Because of the existence of a large number of patents in the networking field and the rapid rate of issuance of new patents, it is not economically practical to determine in advance whether a product or any of its components infringe on patent rights of others. From time to time, we receive notices from or are sued by third parties regarding patent claims. If infringement is alleged, there can be no assurance that the necessary licenses would be available on acceptable terms, if at all, or that we would prevail in any such challenge. The inability to obtain certain licenses or other rights or to obtain such licenses or rights on favorable terms, or the need to engage in litigation could have a material adverse effect on our business, operating results and financial condition.

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

THE ENTRANCE INTO NEW OR DEVELOPING MARKETS EXPOSES OUR BUSINESS AND OPERATIONS TO RISKS

As we focus on new market opportunities, such as transporting data, voice, and video traffic across the same network, we will increasingly compete with large telecommunications equipment suppliers such as Alcatel, Ericsson, Lucent, Nortel, and Siemens, among others, and several well-funded start-up companies. Several of our current and potential competitors have greater financial, marketing, and technical resources than we do. Additionally, as customers in these markets complete infrastructure deployments, they may require greater levels of service, support, and financing than we have experienced in the past. We have not entered into a material amount of labor intensive service contracts which require significant production or customization. However, we expect that demand for these types of service contracts will increase in the future. There can be no assurance that we can provide products, service, support, and financing to effectively compete for these market opportunities. Further, provision of greater levels of services by us may result in less favorable timing of revenue recognition than we have historically experienced.

WE ARE DEPENDENT UPON THE ABILITY OF SUPPLIERS TO DELIVER PARTS ON TIME

Our growth and ability to meet customer demands also depend in part on our ability to obtain timely deliveries of parts from our suppliers. We have experienced component shortages in the past that have adversely affected our operations. Although we work closely with our suppliers to avoid these types of shortages, there can be no assurance that we will not encounter these problems in the future.

THE LOCATION OF OUR FACILITIES SUBJECTS US TO THE RISK OF EARTHQUAKES AND FLOODS

Our corporate headquarters, including most of our research and development operations and our manufacturing facilities, are located in the Silicon Valley area of Northern California, a region known for seismic activity. Additionally, one of our manufacturing facilities is located near a river that has experienced flooding in the past. A significant natural disaster, such as an earthquake or a flood, could have a material adverse impact on our business, operating results and financial condition.

WE DEPEND UPON THE DEVELOPMENT OF NEW PRODUCTS AND ARE SUBJECT TO RAPID CHANGES IN TECHNOLOGY AND THE MARKET

Our operating results will depend to a significant extent on our ability to reduce the costs to produce existing products. In particular, we broadened our product line by introducing network access products. Sales of these products, which are generally lower priced and carry lower margins than our core products, have increased more rapidly than sales of our core products. The success of these and other new products is dependent on several factors, including proper new product definition, product cost, timely completion and introduction of new products, differentiation of new products from those of our competitors, and market acceptance of these products. The markets for our products are characterized by rapidly changing technology, evolving industry standards, frequent new product introductions, and evolving methods of building and operating networks. There can be no assurance that we will successfully identify new product opportunities, develop and bring new products to market in a timely manner, and achieve market acceptance of our products or that products and technologies developed by others will not render our products or technologies obsolete or noncompetitive.

WE ARE SUBJECT TO RISKS ASSOCIATED WITH STRATEGIC ALLIANCES

We have increased the number of our strategic alliances with large and complex organizations. These arrangements are generally limited to specific projects, the goal of which is generally to facilitate product compatibility and adoption of industry standards. If successful, these relationships will be mutually beneficial and result in industry growth. However, these alliances carry an element of risk because, in most cases, we must compete in some business areas with a company with which we have strategic alliances and, at the same time, cooperate with such company in other business areas. Also, if these companies fail to perform, or if these relationships fail to materialize as expected, we could suffer delays in product development or other operational difficulties.

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

WE FACE RISKS ASSOCIATED WITH CHANGES IN TELECOMMUNICATIONS REGULATION AND
TARIFFS

Changes in domestic and international telecommunications requirements could affect the sales of our products. In particular, we believe it is possible that there may be significant changes in domestic telecommunications regulation in the near future that could slow the expansion of the service providers' network infrastructures and materially adversely affect our business, operating results and financial condition. Future changes in tariffs by regulatory agencies or application of tariff requirements to currently untariffed services could affect the sales of our products for certain classes of customers. Additionally, in the U.S., our products must comply with various Federal Communications Commission requirements and regulations. In countries outside of the U.S., our products must meet various requirements of local telecommunications authorities. Changes in tariffs, or failure by us to obtain timely approval of products could have a material adverse effect on our business, operating results, and financial condition.

OUR BUSINESS IS SUBJECT TO RISKS FROM INTERNATIONAL OPERATIONS

We conduct business globally. Accordingly, our future results could be materially adversely affected by a variety of uncontrollable and changing factors including, among others, foreign currency exchange rates; regulatory, political, or economic conditions in a specific country or region; trade protection measures and other regulatory requirements; government spending patterns; and natural disasters. In the first six months of fiscal 2000, the sales growth rate in Japan continued to be slower than that in other areas. Any or all of these factors could have a material adverse impact on our future international business in these or other countries.

OUR BUSINESS SUBSTANTIALLY DEPENDS UPON THE CONTINUED GROWTH OF THE INTERNET AND INTERNET-BASED SYSTEMS

We believe that there will be performance problems with Internet communications in the future which could receive a high degree of publicity and visibility. As we are a large supplier of equipment for the Internet infrastructure, customers' perceptions of our products and the marketplace's perception of us as a supplier of networking products may be materially adversely affected, regardless of whether or not these problems are due to the performance of our products. Such an event could also result in a material adverse effect on the market price of our common stock and could materially adversely affect our business, operating results and financial condition.

OUR STOCK PRICE MAY BE VOLATILE

Our common stock has experienced substantial price volatility, particularly as a result of variations between our actual or anticipated financial results, the published expectations of analysts, and as a result of announcements by our competitors and us. In addition, the stock market has experienced extreme price and volume fluctuations that have affected the market price of many technology companies, in particular, and that have often been unrelated to the operating performance of these companies. These factors, as well as general economic and political conditions, may materially adversely affect the market price of our common stock in the future.

                                      OTHER

PricewaterhouseCoopers LLP ("PWC"), our independent accountants, has notified us that PWC is engaged in discussions with the Securities and Exchange Commission following an internal review by PWC, pursuant to an administrative settlement with the SEC, of PWC's compliance with auditor independence guidelines. PWC has advised us that we are one of the companies affected by such discussions. We are not involved in the discussions between the SEC and PWC and cannot predict the result of those discussions.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information called for by this item is provided under the caption "We Are Exposed To Fluctuations In The Market Values Of Our Portfolio Investments And In Interest Rates" under Item 2- Management's Discussion and Analysis of Financial Condition and Results of Operations.

PART II. OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

(a) The Board of Directors approved a two-for-one stock split of the Company's common stock to holders of record on February 22, 2000 to be distributed on March 22, 2000. The Company's Restated Articles of Incorporation will be amended to reflect the stock split.

(c) During the quarter, the Company issued an aggregate of approximately 6.6 million shares of its common stock in exchange for the outstanding capital stock of Calista Inc, Tasmania Network Systems, Inc., V-Bits, Inc., WebLine Communications Corporation, and Worldwide Data Systems, Inc. The shares were issued pursuant to an exemption by reason of Section 4(2) of the Securities Act of 1933. These sales were made without general solicitation or advertising. Each purchaser was an accredited investor or a sophisticated investor (either alone or through its representative) with access to all relevant information necessary. The Company has filed Registration Statements on Form S-3 covering the resale of such securities.

During the quarter, the Company issued an aggregate of approximately 98.1 million shares of its common stock in exchange for the outstanding capital stock of Cerent Corporation. The shares were issued pursuant to an exemption by reason of Section 3(a)(10) of the Securities Act of 1933. The terms and conditions of such issuances were approved after a hearing upon the fairness of such terms and conditions by a government authority expressly authorized by the law to grant such approval.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

              (a)   Exhibit 27 Financial Data Schedule

              (b)   Reports on Form 8-K


The Company filed four reports on Form 8-K during the quarter ended January 29, 2000. Information regarding the items reported on is as follows:

Date                           Item Reported On
----                           ----------------
November 4, 1999               The Company announced the completion of
                               the acquisitions of Cerent Corporation and
                               WebLine Communications Corporation.

November 17, 1999              The Company announced the acquisition of Aironet Wireless
                               Communications, Inc.

December 15, 1999              The Company reported that the supplementary consolidated
                               financial information reflected the acquisitions of Fibex
                               Systems, StratumOne Communications, Inc., TransMedia
                               Communications, Inc., Cerent Corporation and WebLine
                               Communications Corporation as if the acquired entities were wholly owned subsidiaries of the Company since inception.

December 22, 1999              The Company announced the acquisition of the optical systems business of Pirelli S.p.A of Milan, Italy.

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            Cisco Systems, Inc.




Date:  March 13, 2000                       By   /s/ Larry R. Carter
                                            ------------------------------------
                                            Larry R. Carter, Senior Vice
                                            President,
                                            Finance and Administration, Chief
                                            Financial Officer, and Secretary

                                 EXHIBIT INDEX


EXHIBIT                            DESCRIPTION
-------                            -----------
EX-27                              Financial Data Schedule