Form 10-Q
period 2000-04-29
CISCO SYSTEMS INC
filed 2000-06-13
CIK 858877

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED APRIL 29, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            FOR THE TRANSITION PERIOD FROM ___________ TO ___________

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

                               YES [X]   NO [ ]

As of May 26, 2000, 7,023,852,451 shares of the Registrant's common stock were outstanding.

================================================================================

                               CISCO SYSTEMS, INC.

                 FORM 10-Q FOR THE QUARTER ENDED APRIL 29, 2000

                                      INDEX

                                                                                    Page

               Facing sheet                                                           1

               Index                                                                  2

Part I.        Financial Information

Item 1.        Financial Statements

               a)   Consolidated statements of operations for the
                    three and nine months ended April 29, 2000
                    and May 1, 1999                                                   3

               b)   Consolidated balance sheets at
                    April 29, 2000 and July 31, 1999                                  4

               c)   Consolidated statements of cash flows for the nine
                    months ended April 29, 2000 and May 1, 1999                       5

               d)   Notes to consolidated financial statements                        6

Item 2.        Management's Discussion and Analysis of Financial
                    Condition and Results of Operations                               20

Item 3.        Quantitative and Qualitative Disclosures About
                    Market Risk                                                       41

Part II.       Other Information

Item 2.        Changes in Securities and Use of Proceeds                              42

Item 6.        Exhibits and Reports on Form 8-K                                       43

               Signature                                                              44

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                               CISCO SYSTEMS, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN MILLIONS, EXCEPT PER-SHARE AMOUNTS)

                                    Three Months Ended       Nine Months Ended
                                   --------------------     ---------------------
                                   April 29,     May 1,     April 29,     May 1,
                                    2000         1999         2000         1999
                                   --------------------     ---------------------
                                       (Unaudited)               (Unaudited)
Net sales                          $ 4,919      $ 3,171      $13,183      $ 8,614
Cost of sales                        1,748        1,112        4,671        2,997
                                   -------      -------      -------      -------

   Gross margin                      3,171        2,059        8,512        5,617

Operating expenses:
   Research and development            719          433        1,854        1,144
   Sales and marketing               1,023          656        2,760        1,752
   General and administrative          146           94          399          253
   Amortization of goodwill
     and purchased intangible
     assets                             51           19          122           42
   In-process research
     and development                   488           --          912          390
                                   -------      -------      -------      -------
   Total operating expenses          2,427        1,202        6,047        3,581
                                   -------      -------      -------      -------

Operating income                       744          857        2,465        2,036

Interest and other
   income, net                         313           91          566          237
                                   -------      -------      -------      -------

Income before provision for
   income taxes                      1,057          948        3,031        2,273
Provision for income taxes             395          312        1,124          846
                                   -------      -------      -------      -------

Net income                         $   662      $   636      $ 1,907      $ 1,427
                                   =======      =======      =======      =======

Net income per share--basic        $   .10      $   .10      $   .28      $   .22
                                   =======      =======      =======      =======

Net income per share--diluted      $   .09      $   .09      $   .26      $   .21
                                   =======      =======      =======      =======

Shares used in per-share
   calculation--basic                6,944        6,624        6,892        6,543
                                   =======      =======      =======      =======

Shares used in per-share
   calculation--diluted              7,450        7,054        7,366        6,955
                                   =======      =======      =======      =======

See notes to consolidated financial statements

                               CISCO SYSTEMS, INC.

                           CONSOLIDATED BALANCE SHEETS
                         (IN MILLIONS, EXCEPT PAR VALUE)

                                                           April 29,     July 31,
                                                             2000          1999
                                                            -------      -------
                                                          (Unaudited)
ASSETS
Current assets:
   Cash and cash equivalents                                $ 3,542      $   886
   Short-term investments                                     1,111        1,189
   Accounts receivable, net of allowance for
    doubtful accounts of $38 at April 29, 2000
    and $27 at July 31, 1999                                  1,922        1,249
   Inventories, net                                             878          656
   Deferred tax assets                                          905          571
   Prepaid expenses and other current assets                    722          170
                                                            -------      -------

      Total current assets                                    9,080        4,721

Investments                                                  10,419        7,032
Restricted investments                                        1,170        1,080
Property and equipment, net                                   1,153          822
Other assets, net                                             4,263        1,191
                                                            -------      -------

      Total assets                                          $26,085      $14,846
                                                            =======      =======

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                         $   596      $   372
   Income taxes payable                                         941          630
   Accrued payroll and related expenses                         974          679
   Other accrued liabilities                                  2,588        1,353
                                                            -------      -------

      Total current liabilities                               5,099        3,034

Deferred tax liabilities                                        915           --
Minority interest                                                45           44

Shareholders' equity:
   Preferred stock, no par value, 5 shares authorized:
    none issued or outstanding at April 29, 2000
    and July 31, 1999                                            --           --
   Common stock and additional paid-in capital,
    $0.001 par value, 20,000 shares authorized:
    7,001 shares issued and outstanding at
    April 29, 2000 and 6,748 at July 31, 1999                10,701        5,665
   Retained earnings                                          7,624        5,805
   Accumulated other comprehensive income                     1,701          298
                                                            -------      -------

      Total shareholders' equity                             20,026       11,768
                                                            -------      -------

      Total liabilities and shareholders' equity            $26,085      $14,846
                                                            =======      =======

See notes to consolidated financial statements

                               CISCO SYSTEMS, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (IN MILLIONS)

                                                            Nine Months Ended
                                                          ----------------------
                                                          April 29,      May 1,
                                                            2000          1999
                                                           -------       -------
                                                                (Unaudited)
Cash flows from operating activities:
Net income                                                 $ 1,907       $ 1,427
Adjustments to reconcile net income to net cash
 provided by operating activities:
   Depreciation and amortization                               492           335
   Deferred income taxes                                      (330)         (195)
   Tax benefits from employee stock option plans               930           679
   Adjustments to conform fiscal year ends of
     pooled acquisitions                                       (18)            1
   In-process research and development                         912           298
   Change in operating assets and liabilities:
     Accounts receivable                                      (631)           19
     Inventories                                              (196)         (266)
     Prepaid expenses and other current assets                 (23)          (26)
     Income taxes payable                                      305           110
     Accounts payable                                          149           100
     Accrued payroll and related expenses                      235            88
     Other accrued liabilities                                 788           329
                                                           -------       -------
      Net cash provided by operating activities              4,520         2,899
                                                           -------       -------

Cash flows from investing activities:
   Purchases of short-term investments                      (1,431)         (833)
   Proceeds from sales and maturities of short-term
     investments                                             1,428         1,179
   Purchases of investments                                 (9,797)       (3,977)
   Proceeds from sales and maturities of investments         8,775         1,338
   Purchases of restricted investments                        (272)         (661)
   Proceeds from sales and maturities of restricted
     investments                                               181           408
   Acquisition of property and equipment                      (666)         (385)
   Acquisition of businesses, net of cash
     acquired and in-process research and development           34           (19)
   Increase in lease receivables                              (397)         (175)
   Other                                                      (722)         (196)
                                                           -------       -------
      Net cash used in investing activities                 (2,867)       (3,321)
                                                           -------       -------

Cash flows from financing activities:
   Issuance of common stock                                  1,005           675
   Other                                                        (2)            5
                                                           -------       -------
      Net cash provided by financing activities              1,003           680
                                                           -------       -------

Net increase in cash and cash equivalents                    2,656           258
Cash and cash equivalents, beginning of period                 886           609
                                                           -------       -------

Cash and cash equivalents, end of period                   $ 3,542       $   867
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

2.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Fiscal Year

The Company's fiscal year is the 52-week or 53-week period ending on the last Saturday in July. Fiscal 2000 is a 52-week year while fiscal 1999 was a 53-week year.

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

The accompanying financial data as of April 29, 2000 and for the three and nine months ended April 29, 2000 and May 1, 1999, has been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The July 31, 1999 consolidated balance sheet was derived from audited financial statements, but does not include all disclosures required by

                               CISCO SYSTEMS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

generally accepted accounting principles. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K/A for the year ended July 31, 1999 and Current Report on Form 8-K/A filed February 3, 2000.

In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present a fair statement of financial position as of April 29, 2000, results of operations for the three and nine months ended April 29, 2000 and May 1, 1999, and cash flows for the nine months ended April 29, 2000 and May 1, 1999 have been made. The results of operations for the three and nine months ended April 29, 2000 are not necessarily indicative of the operating results for the full fiscal year or any future periods.

Payroll Taxes Associated with Stock Option Exercises

In September 1999, the FASB issued Emerging Issues Task Force Topic No. D-83 ("EITF D-83"), "Accounting for Payroll Taxes Associated with Stock Option Exercises." EITF D-83 requires that payroll taxes paid on the difference between the exercise price and the fair value of acquired stock in association with an employee's exercise of stock options to be treated as operating expenses. Payroll taxes on stock option exercises were $25 million in the third quarter of fiscal 2000.

Computation of Net Income Per Common Share

Basic net income per common share is computed using the weighted average number of common shares outstanding during the period. Diluted net income per common share is computed using the weighted average number of common and dilutive common equivalent shares outstanding during the period. Dilutive common equivalent shares consist of stock options.

Recent Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that an entity recognize all derivatives as either

                               CISCO SYSTEMS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

assets or liabilities in the balance sheet and measure those instruments at fair value. Management does not expect the adoption of SFAS 133 to have a material effect on the Company's operations or financial position. The Company is required to adopt SFAS 133 in the first quarter of fiscal 2001.

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

The amounts allocated to in-process research and development expense were determined through established valuation techniques in the high-technology communications industry and were expensed upon acquisition because technological feasibility had not been established and no future alternative uses existed. Research and development costs to bring the products from the acquired companies to technological feasibility are not expected to have a material impact on the Company's future results of operations or financial condition. Amounts allocated to goodwill and purchased intangible assets are amortized on a straight-line basis over periods not exceeding five years.

In September 1999, the Company completed its purchase of Monterey Networks, Inc. ("Monterey"), a developer of infrastructure-class, optical cross-connect technology that is used to increase network capacity at the core of an optical network. The Company's acquired technology consists of one product currently under development which will result in a wavelength router that would intelligently route signals over long-haul optical pipes created by Dense Wave Division Multiplexing. Also, in September 1999, the Company completed its purchase of MaxComm Technologies, Inc.

                               CISCO SYSTEMS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

("MaxComm"), a developer of broadband Internet technology that brings data and multiple voice lines to consumers. The Company's acquired technology consists of one product currently under development which is designed to allow the end user to create an adaptable home Local Area Network ("LAN") utilizing their existing in-home wiring to support up to four separate phone lines with different numbers.

In November 1999, the Company completed its purchase of Calista, Inc. ("Calista") and Tasmania Network Systems, Inc. ("Tasmania"). Calista is a developer of Internet technology that allows different business phone systems to work together over an open Internet-based infrastructure. The Company's acquired technology for Calista consists of one product currently under development which is designed to link up telecommuters or branch office phones to a corporate PBX over the Internet or intranet. Tasmania is a developer of network caching software technology. The Company's acquired technology consists of one product currently under development which will improve the performance of cache technology.

In December 1999, the Company acquired Internet Engineering Group, L.L.C. ("IEng") and Worldwide Data Systems, Inc. ("Worldwide"). IEng is a developer of high-performance software to enable service providers to build next-generation high speed networks. Worldwide is a leader in consulting and engineering services for the convergence of data and voice networks.

In February 2000, the Company completed its purchase of the optical systems business of Pirelli S.p.A. of Milan, Italy ("Pirelli"), an innovator in both optical component technology and optical systems for service providers. The Company's acquired technology consists of products which will allow service providers to transmit multi-channel Dense Wave Division Multiplexing signals over optical fiber.

In March 2000, the Company completed its purchase of Aironet Wireless Communications, Inc. ("Aironet"), a developer of standards-based, high-speed wireless LAN products. The Company's acquired technology consists of wireless data solutions, including LAN and bridge products, for intra and inter-building applications.

                               CISCO SYSTEMS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


The following is a summary of purchase transactions completed in fiscal 2000 (in millions):

                                         In-process
                                         Research &
                                        Development         Form of Consideration and Other
    Entity Name       Consideration       Expense                 Notes to Acquisition
    -----------       -------------     -----------    -------------------------------------------
Monterey                 $    517         $  354       Common stock and options assumed; $14 in
                                                       liabilities assumed; goodwill and other
                                                       intangibles recorded of $154.

                         $     73         $   27       Common stock and options assumed;
MaxComm                                                goodwill and other intangibles recorded
                                                       of $41.

Calista                  $     57         $   28       Common stock and options assumed; $3 in
                                                       liabilities assumed; goodwill and other
                                                       intangibles recorded of $34.

Tasmania                 $     26         $   15       Common stock; goodwill and other
                                                       intangibles recorded of $13.

Pirelli                  $  2,018         $  245       Common stock; $362 in liabilities
                                                       assumed; goodwill and other intangibles
                                                       recorded of $1,717.

Aironet                  $    835         $  243       Common stock and options assumed; $34 in
                                                       liabilities assumed; goodwill and other
                                                       intangibles recorded of $589.


Total in-process research and development expense for the nine months ended April 29, 2000 and May 1, 1999 was $912 million and $390 million, respectively. The in-process research and development expense for the nine months ended April 29, 2000 was attributable to stock consideration. The in-process research and development expense for the nine months ended May 1, 1999 was attributable to $298 million of stock consideration and $92 million of cash consideration.

Pooling of Interests Combinations

In September 1999, the Company acquired StratumOne, a developer of highly integrated, high-performance semiconductor technology, and TransMedia, a provider of Media Gateway technology that unites the multiple networks of public voice communications. Under the terms of the agreements, approximately 13.3 million and 13.9 million shares of common stock were exchanged and options

                               CISCO SYSTEMS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

were assumed to acquire StratumOne and TransMedia, respectively. Also, in September 1999, the Company acquired COCOM A/S ("COCOM"), a European developer of high-speed Internet access solutions over cable, satellite, and wireless networks based on international standards. Under the terms of the agreements, approximately 1.9 million shares of common stock were exchanged to acquire Cocom. Based on the shares of common stock exchanged and options assumed as of the consummation date, the total fair values of the acquisitions were approximately $435 million, $407 million, and $66 million for StratumOne, Transmedia, and COCOM, respectively.

In November 1999, the Company completed the acquisitions of Cerent and WebLine. Cerent is a developer of next-generation optical transport products and WebLine is a provider of customer interaction management software for Internet customer service and e-commerce. Under the terms of the agreements, approximately 199.9 million and 9.5 million shares of common stock were exchanged and options were assumed to acquire Cerent and WebLine, respectively. Based on the shares of common stock exchanged and options assumed as of the consummation date, the total fair values of the acquisitions were approximately $6.9 billion and $325 million for Cerent and WebLine, respectively.

In December 1999, the Company acquired V-Bits, Inc. ("V-Bits"), a provider of standards-based digital video processing systems for cable television service providers. Under the terms of the agreement, approximately 2.8 million shares of common stock were exchanged and options were assumed to acquire V-Bits. Based on the shares of common stock exchanged and options assumed as of the consummation date, the total fair value of the acquisition was approximately $128 million.

In March 2000, the Company acquired Growth Networks, Inc. ("Growth"), a developer of Internet switching fabrics. Under the terms of the agreement, approximately 5.6 million shares of common stock were exchanged and options were assumed to acquire Growth. Based on the shares of common stock exchanged and options assumed as of the date of consummation, the total fair value of the acquisition was approximately $355 million.

Also, in March 2000, the Company acquired Altiga Networks, Inc. ("Altiga") and Compatible Systems Corporation ("Compatible"). Altiga is a developer of integrated Virtual Private Networks ("VPN") solutions for remote access applications. Compatible is a developer of standards-based, reliable and scalable VPN solutions for service provider networks. Under the terms of the agreements,

                               CISCO SYSTEMS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

approximately 6.3 million and 3.8 million shares of common stock were exchanged and options were assumed to acquire Altiga and Compatible, respectively. Based on the shares of common stock exchanged and options assumed as of the date of consummation, the total fair values of the acquisitions were approximately $335 million and $232 million for Altiga and Compatible, respectively.

All historical financial information contained herein has been restated to reflect the acquisitions of StratumOne, TransMedia, Cerent, and WebLine. The historical operations of Cocom, V-Bits, Growth, Altiga and Compatible were not material to the Company's consolidated operations or financial position; therefore, prior period financial statements have not been restated for these acquisitions.

Acquisitions Pending or Completed After April 29, 2000

In March 2000, the Company announced definitive agreements to acquire Atlantech Technologies ("Atlantech") and JetCell, Inc. ("JetCell") for approximately $180 million and $200 million, respectively, payable in common stock and cash. Atlantech is a provider of network element management software designed to help configure and monitor network hardware. JetCell is a developer of standards-based, in-building wireless telephony solutions for corporate networks. The Atlantech and JetCell acquisitions were completed in May 2000 and accounted for as purchases.

Also, in March 2000, the Company announced definitive agreements to acquire InfoGear Technology Corporation ("InfoGear") and SightPath, Inc. ("SightPath"). InfoGear is a provider of Internet appliances and software used to manage information appliances. SightPath is a provider of appliances for creating intelligent Content Delivery Networks. Under the terms of the agreements, approximately 4.7 million and 11.4 million shares of common stock were exchanged and options were assumed to acquire InfoGear and SightPath, respectively. Based upon the shares of common stock exchanged and options assumed as of the date of consummation, the total fair values of the acquisitions were approximately $301 million and $800 million, respectively. The InfoGear and Sightpath acquisitions were completed in June 2000 and May 2000, respectively, and accounted for as poolings of interests.

In April 2000, the Company announced definitive agreements to acquire Pentacom, Ltd. ("Pentacom") and a wholly-owned subsidiary of Seagull Semiconductor, Ltd. ("Seagull") for approximately $118 million and $19 million, respectively, payable in common stock. Pentacom is a provider of products implementing Spatial Reuse

                               CISCO SYSTEMS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

Protocol which allows Internet Protocol-based metropolitan networks to offer the same protection and restoration benefits as SONET-based networks while doubling bandwith efficiency. Seagull is a developer of silicon technology. The Pentacom and Seagull acquisitions are expected to be completed in the fourth quarter of fiscal 2000 and will be accounted for as purchases.

In May 2000, the Company announced a definitive agreement to acquire ArrowPoint Communications, Inc. ("ArrowPoint"). ArrowPoint is a provider of content switches that optimize the delivery of web content. Under the terms of the agreement, approximately 90.0 million shares of common stock will be exchanged and options will be assumed to acquire ArrowPoint. Based on the common stock exchanged and options assumed as of the date of consummation, the total fair value of the acquisition is approximately $5.7 billion. The ArrowPoint acquisition is expected to be completed in the fourth quarter of fiscal 2000 and will be accounted for as a pooling of interests.

Also, in May 2000, the Company announced a definitive agreement to acquire Qeyton Systems ("Qeyton") for approximately $800 million, payable in common stock. Qeyton is a developer of Metropolitan Dense Wave Division Multiplexing technology to optimize the performance and cost requirements of service providers' metropolitan networks. The Qeyton acquisition is expected to be completed in the fourth quarter of fiscal 2000 and will be accounted for as a purchase.

                               CISCO SYSTEMS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

4.    BALANCE SHEET DETAIL
            (In millions)

Inventories, net:                          April 29,      July 31,
                                              2000          1999
                                           ---------     ---------
Raw materials                              $   109       $   143
Work in process                                303           198
Finished goods                                 360           280
Demonstration systems                          106            35
                                           -------       -------

Total                                      $   878       $   656
                                           =======       =======


Other Assets, net:                         April 29,      July 31,
                                              2000          1999
                                           ---------     ---------
Intangible assets:
   Goodwill--gross                         $ 2,200       $   157
   Purchased intangible assets--gross        1,246           395
   Less: Accumulated amortization             (232)          (92)
                                           -------       -------
     Intangible assets, net                  3,214           460
Other assets                                 1,049           731
                                           -------       -------

Total                                      $ 4,263       $ 1,191
                                           =======       =======


The following table presents the details of the amortization of goodwill and purchased intangible assets as reported in the consolidated statements of operations (in millions):

                        Three Months          Nine Months
                            Ended                Ended
                      -------------------  ------------------
                       April 29,  May 1,   April 29,  May 1,
                         2000      1999      2000      1999
                      ---------   -------  ---------  -------
Reported as:
 Cost of sales           $  6      $  2      $ 18      $  2
 Operating expenses        51        19       122        42
                         ----      ----      ----      ----
 Total amortization
    expense              $ 57      $ 21      $140      $ 44
                         ====      ====      ====      ====

                               CISCO SYSTEMS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

5.      COMPREHENSIVE INCOME

The following table presents the calculation of comprehensive income as required by SFAS No. 130. Comprehensive income has no impact on the Company's net income, balance sheet, or shareholders' equity. The components of comprehensive income, net of tax, are as follows (in millions):

                                  Three Months                  Nine Months
                                      Ended                        Ended
                             ------------------------    -----------------------
                              April 29,       May 1,      April 29,      May 1,
                                2000           1999         2000           1999
                             ----------       -------    ----------     --------
                                     (Unaudited)               (Unaudited)
Net income                     $   662       $   636       $ 1,907       $ 1,427
 Other comprehensive
  income (loss):
 Change in unrealized
  gain on investments,
  net                             (111)          (30)        1,408            61
 Change in accumulated
  translation adjustments           (9)           (6)           (5)            5
                               -------       -------       -------       -------

Total comprehensive
   income                      $   542       $   600       $ 3,310       $ 1,493
                               =======       =======       =======       =======

6.      INCOME TAXES

The Company paid income taxes of $217 million and $221 million for the nine months ended April 29, 2000 and May 1, 1999, respectively. The Company's income taxes currently payable for federal, state, and foreign purposes have been reduced by the tax benefits from stock option transactions. The tax benefits totaled $930 million and $679 million for the nine months ended April 29, 2000 and May 1, 1999, respectively, and were credited directly to shareholders' equity.

7.      SHAREHOLDERS' EQUITY AND STOCK SPLIT

Cisco's Board of Directors authorized the splitting of the Company's common stock on a two-for-one basis for shareholders of record on February 22, 2000. Shares resulting from the split were distributed by the transfer agent on March 22, 2000. All share and per-share numbers contained herein reflect this stock split.

                               CISCO SYSTEMS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


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

The Company conducts business globally and is managed geographically. The Company's management relies on an internal management system that provides sales and standard cost information by geographical theater. Sales are attributed to a theater based on the ordering location of the customer. The Company's management makes financial decisions and allocates resources based on the information it receives from this internal management system. The Company does not allocate engineering, sales and marketing, or general and administrative expenses to geographical segments as management does not use this information to measure the performance of the operating segments. Management does not believe that allocating these expenses is material in evaluating a geographical segment's performance. Information from this internal management system differs from the amounts reported under generally accepted accounting principles due to certain corporate level adjustments. These corporate level adjustments are primarily sales adjustments related to credit memos and returns. Based on the criteria set forth in SFAS No. 131, the Company has four reportable segments: the Americas, Europe, Middle East and Africa ("EMEA"), Asia/Pacific, and Japan.

                               CISCO SYSTEMS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

Summarized financial information by segment for the three and nine months ended April 29, 2000 and May 1, 1999, as taken from the internal management system discussed above, is as follows (in millions):

                             Three Months Ended              Nine Months Ended
                           -----------------------       -----------------------
                           April 29,        May 1,       April 29,        May 1,
                             2000           1999           2000           1999
                           --------       --------       --------       --------
Net Sales:
 U.S./Americas             $  3,370       $  2,046       $  8,900       $  5,718
 EMEA                         1,203            864          3,305          2,288
 Asia/Pacific                   505            206          1,139            556
 Japan                          253            154            592            438
 Sales adjustments             (412)           (99)          (753)          (386)
                           --------       --------       --------       --------

Total--Net Sales           $  4,919       $  3,171       $ 13,183       $  8,614
                           ========       ========       ========       ========

Standard Margin:
 U.S./Americas             $  2,439       $  1,478       $  6,489       $  4,143
 EMEA                           902            639          2,468          1,694
 Asia/Pacific                   363            146            830            403
 Japan                          197            120            466            337
 Sales adjustments             (412)           (99)          (753)          (386)
 Production overhead           (133)           (66)          (322)          (183)
 Manufacturing
  variances and other
  related costs                (185)          (159)          (666)          (391)
                           --------       --------       --------       --------

Total--Gross Margin        $  3,171       $  2,059       $  8,512       $  5,617
                           ========       ========       ========       ========

The standard margins by geographical segment differ from the amounts recognized under generally accepted accounting principles because the Company does not allocate certain sales adjustments, production overhead, and manufacturing variances and other related costs to the segments. The above table reconciles the net sales and standard margins by geographical segment to net sales and gross margins as reported in the consolidated statements of operations by including such adjustments.

                               CISCO SYSTEMS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


The following table presents external net sales for groups of similar products and services (in millions):

                         Three Months Ended             Nine Months Ended
                      -------------------------     -----------------------
                       April 29,        May 1,       April 29,       May 1,
                         2000           1999           2000           1999
                      ----------      ---------     ----------      --------
Routers                $  1,999       $  1,295       $  5,285       $  3,737
Switches                  1,924          1,342          5,191          3,659
Access                      632            326          1,614            789
Other                       776            307          1,846            815
Sales adjustments          (412)           (99)          (753)          (386)
                       --------       --------       --------       --------

Total--Net Sales       $  4,919       $  3,171       $ 13,183       $  8,614
                       ========       ========       ========       ========

Substantially all of the Company's assets at April 29, 2000 and July 31, 1999 were attributable to U.S. operations. No single customer accounted for 10% or more of net sales during the three or nine months ended April 29, 2000 and May 1, 1999.

9.      NET INCOME PER COMMON SHARE

The following table presents the calculation of basic and diluted earnings per share (in millions, except per-share amounts):

                                   Three Months Ended       Nine Months Ended
                                 ---------------------   ---------------------
                                  April 29,    May 1,     April 29,     May 1,
                                    2000        1999        2000        1999
                                 ----------   --------   ----------   --------
Numerator:
 Net income                        $  662      $  636      $1,907      $1,427
                                   ======      ======      ======      ======

Denominator:
 Weighted average
 shares--basic                      6,944       6,624       6,892       6,543
 Effect of dilutive
  securities:
 Employee stock options               506         430         474         412
                                   ------      ------      ------      ------
 Weighted average
  shares--diluted                   7,450       7,054       7,366       6,955
                                   ======      ======      ======      ======

Net income per share--basic        $  .10      $  .10      $  .28      $  .22
                                   ======      ======      ======      ======

Net income per share--diluted      $  .09      $  .09      $  .26      $  .21
                                   ======      ======      ======      ======

                               CISCO SYSTEMS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

10.     OTHER

In the third quarter of fiscal 2000, the Company invested approximately $1 billion in mandatorily redeemable convertible preferred stock of KPMG Consulting, Inc., a privately held subsidiary of KPMG LLP. KPMG Consulting, Inc. is a provider of Internet integration services.

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

Certain statements contained in this Quarterly Report on Form 10-Q, including, without limitation, statements containing the words "believes," "anticipates," "estimates," "expects," "projections," and words of similar import, constitute "forward-looking statements." You should not place undue reliance on these forward-looking statements. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including the risks faced by us described below and elsewhere in this Quarterly Report, and in other documents we file with the Securities and Exchange Commission.

Net sales grew to $4.92 billion in the third quarter of fiscal 2000 from $3.17 billion in the third quarter of fiscal 1999. Net sales for the first nine months of fiscal 2000 were $13.18 billion, compared with $8.61 billion for the first nine months of fiscal 1999. The 55.1% increase in net sales between the two three-month periods and the 53.0% increase in net sales between the two nine-month periods were primarily a result of increasing unit sales of LAN switching products such as the Catalyst 3500 and 6000 families, the Cisco 12000 gigabit switch router ("GSR"), modular access routers such as the Cisco 2600 and 3600 families, growth in the sales of add-on boards that provide increased functionality, optical transport products such as the ONS 15400, remote access products such as the AS5300 and AS5800, and increased maintenance service contract sales. Additionally, sales of some of our more established product lines, such as the Catalyst 5000, Cisco 2500 and Cisco 4000 product families have migrated towards newer products such as the Catalyst 6000, Cisco 2600, Cisco 3600 and Cisco 7200 product families. Sales in the third quarter of fiscal 2000 grew 64.7% in the Americas, 39.2% in EMEA, 145.1% in Asia/Pacific and 64.3% in Japan compared to the third quarter of fiscal 1999. Sales in the first nine months of fiscal 2000 grew 55.6% in the Americas, 44.4% in EMEA, 104.9% in Asia/Pacific and 35.2% in Japan compared to the first nine months of fiscal 1999 (See Note 8 to the consolidated financial statements). Market demand and deployment of Internet technologies and business solutions, as well as the overall

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

economic health, are primarily driving the strong growth within these regions.

Gross margins decreased to 64.5% in the third quarter of fiscal 2000 from 64.9% in the third quarter of fiscal 1999. Gross margins decreased to 64.6% in the first nine months of fiscal 2000 from 65.2% in the first nine months of fiscal 1999. Standard margins for the Americas, EMEA, Asia/Pacific and Japan were 72.4%, 75.0%, 71.9%, and 77.9%, respectively, for the third quarter of fiscal 2000 compared to 72.2%, 74.0%, 70.9%, and 77.9%, respectively, for the third quarter of fiscal 1999. Standard margins for the Americas, EMEA, Asia/Pacific and Japan were 72.9%, 74.7%, 72.9%, and 78.7%, respectively, for the first nine months of fiscal 2000 compared to 72.5%, 74.0%, 72.5%, and 76.9%, respectively, for the first nine months of fiscal 1999 (see Note 8 to the consolidated financial statements). The standard margins by geographical segment differ from the amounts recognized under generally accepted accounting principles because the Company does not allocate certain sales adjustments, production overhead, and manufacturing variances and other related costs to the segments. Standard margins for the Americas, where 68.5% and 67.5% of our revenues were derived in the third quarter and the first nine months of fiscal 2000, respectively, increased by 0.2% and 0.4%, respectively, compared to the same periods in fiscal 1999. Standard margins for EMEA, where 24.5% and 25.1% of our revenues were derived in the third quarter and the first nine months of fiscal 2000, respectively, increased by 1.0% and 0.7%, respectively, compared to the same periods in fiscal 1999. The changes in standard margins for the Americas and EMEA were due to a shift in revenue mix and the timing of when certain sales adjustments are applied to geographical theatres. The decrease in the overall gross margin was primarily due to the continued shift in revenue mix towards our lower-margin products, other production related costs, and the continued pricing pressure seen from competitors in certain product areas. The prices of component parts have fluctuated in the recent past, and we expect that this trend may continue. An increase in the price of component parts may have a material adverse impact on gross margins. We expect that gross margins will continue to decrease in the future because we believe that the market for lower-margin remote access and switching products for small to medium-sized businesses will continue to increase at a faster rate than the market for our higher-margin router and high-performance switching products. Additionally, as we focus on new market opportunities, we face increasing competitive pressure from large telecommunications equipment suppliers and well funded start-up companies, which may materially adversely affect gross margins. We are attempting to mitigate this trend through various means, such as increasing the functionality of our products, continued

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

value engineering, controlling royalty costs, and improving manufacturing efficiencies. There can be no assurance that any efforts made by us in these and other areas will successfully offset decreasing margins.

Research and development expenses increased by $286 million in the third quarter of fiscal 2000 over the third quarter of fiscal 1999, an increase to 14.6% from 13.7% of net sales. Research and development expenses increased by $710 million in the first nine months of fiscal 2000 over the first nine months of fiscal 1999, an increase to 14.1% from 13.3% of net sales. The increases reflect our ongoing research and development efforts in a wide variety of areas such as voice, video, and data integration, Digital Subscriber Line ("DSL") technologies, cable modem technology, wireless access, dial access, enterprise switching, optical transport, security, network management, and high-end routing technologies, among others. A significant portion of the increase was due to the addition of new personnel, partly through acquisitions, as well as higher expenditures on prototypes and depreciation on additional lab equipment. For the near future, research and development expenses are expected to increase at a rate similar to or slightly greater than the sales growth rate, as we invest in technology to address potential market opportunities. We also continue to purchase technology in order to bring a broad range of products to the market in a timely fashion. If we believe that we are unable to enter a particular market in a timely manner with internally developed products, we may license technology or acquire other businesses as an alternative to internal research and development. All of our research and development costs are expensed as incurred.

Sales and marketing expenses increased by $367 million in the third quarter of fiscal 2000 over the third quarter of fiscal 1999, an increase to 20.8% from 20.7% of net sales. Sales and marketing expenses increased by $1,008 million in the first nine months of fiscal 2000 over the first nine months of fiscal 1999, an increase to 20.9% from 20.3% of net sales. The increases were principally due to an increase in the size of our direct sales force and related commissions, additional marketing and advertising investments associated with the introduction of new products, the expansion of distribution channels, and general corporate branding. The increases also reflect our efforts to invest in certain key areas such as expansion of our end-to-end strategy and service provider coverage in order to position ourselves to take advantage of future market opportunities.

General and administrative expenses increased by $52 million in the third quarter of fiscal 2000 over the third quarter of fiscal 1999, remaining consistent at 3.0% of net sales. General and

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

administrative expenses increased by $146 million in the first nine months of fiscal 2000 over the first nine months of fiscal 1999, an increase to 3.0% from 2.9% of net sales. General and administrative expenses for the three and nine months ended April 29, 2000 include acquisition related costs of approximately $25 million. Excluding the acquisition related costs, the increases in general and administrative expenses primarily relate to the addition of new personnel and investments in infrastructure. It is management's intent to keep general and administrative costs relatively constant as a percentage of net sales; however, this is dependent upon the level of acquisition activity and our growth, among other factors.

Amortization of goodwill and purchased intangible assets increased by $32 million in the third quarter of fiscal 2000 over the third quarter of fiscal 1999. Amortization of goodwill and purchased intangible assets increased by $80 million in the first nine months of fiscal 2000 over the first nine months of fiscal 1999. Amortization of goodwill and purchased intangible assets includes the amortization of goodwill and other purchased intangible assets relating to various purchase acquisitions (See Note 4 to the consolidated financial statements).

The amounts expensed to in-process research and development in the first nine months of fiscal 2000 arose from the completed acquisitions of Monterey, MaxComm, Calista, Tasmania, Pirelli, and Aironet (See Note 3 and Note 4 to the consolidated financial statements).

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

The following table summarizes the significant assumptions underlying the valuations in fiscal 2000 and 1999 (in millions, except percentages):

                                                        Acquisition Assumptions           Development
                                                   --------------------------------     Costs Incurred
                                                   Estimated Cost                        to Date After
                                                    to Complete       Risk Adjusted     Acquisition on
                                                   Technology at         Discount           Acquired
                                                      Time of          Rate for In-        In-Process
                     Entity Name                    Acquisition        Process R&D         Technology
                     -----------                    -----------        -----------       --------------
Fiscal 2000
-----------
Monterey Networks, Inc.                                  $ 4                 30%               $25

MaxComm Technologies, Inc.                               $ 2                 25%               $ 4

Calista, Inc.                                            $ 1               37.5%               $ 1

Tasmania Network Systems, Inc.                           $ 1                 45%               $ 1

Pirelli S.p.A                                            $ 5                 20%               $ 2

Aironet Wireless Communications, Inc.                    $ 3               23.5%               $ 2


Fiscal 1999
-----------
American Internet Corp.                                  $ 1                 25%               $ 1

Summa Four, Inc.                                         $ 5                 25%               $24

Clarity Wireless, Inc.                                   $42                 32%               $30

Selsius Systems, Inc.                                    $15                 31%               $17

PipeLinks, Inc.                                          $ 5                 31%               $18

Amteva Technologies, Inc.                                $ 4                 35%               $ 4

Regarding our purchase acquisitions completed in fiscal 2000 and 1999, actual results to date have been materially consistent with the assumptions at the time of the acquisitions as they relate to the value of in-process research and development. The assumptions primarily consist of an expected completion date for the

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

in-process projects, estimated costs to complete the projects, and revenue and expense projections once the products have entered the market. Products from these acquisitions have generally been introduced to the market six to nine months after the acquisition. Failure to achieve the expected levels of revenues and net income from these products will negatively impact the return on investment expected at the time that the acquisition was completed and potentially result in impairment of any other assets related to the development activities.

Interest and other income increased by $222 million in the third quarter of fiscal 2000 over the third quarter of fiscal 1999. Interest and other income increased by $329 million for the first nine months of fiscal 2000 over the first nine months of fiscal 1999. The increases were principally due to gains realized on minority investments of $156 million and $187 million in the third quarter and for the first nine months of fiscal 2000, respectively and income related to the general increase in cash and investments which was generated from our positive cash flows. The gains realized on minority investments were not material in fiscal 1999.

Liquidity and Capital Resources

Cash and cash equivalents, short-term investments, and investments were $15.1 billion at April 29, 2000, an increase of $6.0 billion from July 31, 1999. The increase is primarily a result of unrealized gains on publicly held investments and cash generated by operations and from the exercise of employee stock options. The cash flows from operating activities were partially offset by cash outflows from tax payments of approximately $217 million, and cash outflows from investing activities primarily relating to capital expenditures of approximately $666 million.

Accounts receivable increased 53.9% from July 31, 1999 to April 29, 2000. Days sales outstanding in receivables increased to 36 days at April 29, 2000 from 32 days at July 31, 1999. Inventory levels increased 33.8% from July 31, 1999 to April 29, 2000. Inventory management remains an area of focus as we balance the need to maintain strategic inventory levels to ensure competitive lead times versus the risk of inventory obsolescence because of rapidly changing technology and customer requirements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

At April 29, 2000, we had a line of credit totaling $500 million, which expires July 2002. There have been no borrowings under this facility.

We have entered into certain lease arrangements in San Jose, California, and Research Triangle Park, North Carolina, where we have established our headquarter operations and certain research and development and customer support activities. In connection with these transactions, we pledged $1.2 billion of our investments as collateral for certain obligations of the leases. We anticipate that we will occupy more leased property in the future that will require similar pledged securities; however, we do not expect the impact of this activity to be material to liquidity.

We believe that our current cash and cash equivalents, short-term investments, line of credit, and cash generated from operations will satisfy our expected working capital and capital expenditure requirements at least through the next twelve months.

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

- The introduction and market acceptance of new technologies and standards, including switch routers, Gigabit Ethernet switching, Tag Switching (currently also known as multiprotocol label switching ["MPLS"]), optical transport, wireless, content networking and data, voice, and video capabilities;

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

Any of the above factors could have a material adverse impact on our operations and financial results. For example, from time to time, we have made acquisitions that result in-process research and development expenses being charged in an individual quarter. These charges may occur in any particular quarter resulting in variability in our quarterly earnings. Additionally, the dollar amounts of large orders for our products have been increasing and therefore the operating results for a quarter could be materially

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                  RISK FACTORS

adversely affected if a number of large orders are either not received or are delayed, for example, due to cancellations, delays, or deferrals by customers.

WE CONTINUE TO INVEST IN NEW AND EXISTING MARKET OPPORTUNITIES

We are investing in increased headcount, inventory, manufacturing capacity, and product development through internal efforts and acquisitions, as a result of growth in existing opportunities and new or emerging opportunities in our target markets. Given the expected rate of growth of our segment of the market, we intend to add resources across all functions.

With increased levels of spending, an inability to meet shipment requirements in a particular quarter could have a negative impact on our operating results for that period as we will not be able to react quickly enough to scale back expenses. Increased investments across all functions could translate into a faster rate of expense growth compared to revenue growth.

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

                                  RISK FACTORS

WE EXPECT GROSS MARGINS TO DECLINE OVER TIME

We expect that gross margins may be adversely affected by increases in material or labor costs, heightened price competition, increasing levels of services, and changes in channels of distribution or in the mix of products sold. For example, we believe that gross margins may decline over time because the markets for lower-margin access products targeted toward small to medium sized customers have continued to grow at a faster rate than the markets for our higher-margin router and high-performance switching products targeted toward enterprise and service provider customers. We have recently introduced several new products, with additional new products scheduled to be released in the future. If product or related warranty costs associated with these new products are greater than we have experienced historically, gross margins may be adversely affected. Our gross margins may also be impacted by geographic mix, as well as the mix of configurations within each product group. We continue to expand into third-party or indirect distribution channels, which generally results in lower gross margins. In addition, increasing third-party and indirect distribution channels generally result in greater difficulty in forecasting the mix of our product, and to a certain degree, the timing of orders from our customers. Downward pressures on our gross margin may be further impacted by other factors, such as increased percentage of revenues from service provider markets which may have lower margins and/or an increase in product costs, which would adversely affect our future operating results.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                  RISK FACTORS

WE ARE DEPENDENT UPON ADEQUATE COMPONENT SUPPLY AND MANUFACTURING CAPACITY

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

While our suppliers have performed effectively and been relatively flexible to date, we believe that we will be faced with the following challenges going forward:

- New markets that we participate in may grow quickly and thus, consume significant component capacity; and

- As we continue to acquire companies and new technologies, we are dependent, at least initially, on unfamiliar supply chains or relatively small supply partners.

Manufacturing capacity and component supply constraints could be significant issues for us. A reduction or interruption in supply or a significant increase in the price of one or more components would adversely affect our business, operating results and financial condition and could materially damage customer relationships.

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

                                  RISK FACTORS

end-to-end telecommunication equipment solutions will become our primary competitors.

In addition to the product competition, we compete to attract and retain our current and future key employees. Competition for highly skilled business, technical, marketing and other personnel is intense for high technology companies. Our continued growth and success depends on our ability to retain senior management and other key employees, and the hiring of new qualified employees.

Our competitors include, among others, Alcatel, Ericsson, Extreme, Foundry, Juniper, Lucent, Nortel, Siemens AG, and Sycamore. Some of our competitors compete across many of our product lines, while others do not offer as wide a breadth of solutions. Several of our current and potential competitors have greater financial, marketing, and technical resources than us.

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

                                  RISK FACTORS

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

- potential difficulties in completing projects associated with in-process research and development;

- risks of entering markets in which we have no or limited direct prior experience and where competitors in such markets have stronger market positions;

- initial dependence on unfamiliar supply chains or relatively small supply partners;

- insufficient revenues to offset increased expenses associated with acquisitions; and

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

                                  RISK FACTORS

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

WE ARE EXPOSED TO THE CREDIT RISK OF SOME OF OUR CUSTOMERS AND TO CREDIT EXPOSURES IN WEAKENED MARKETS

A significant proportion of our sales are derived through our partners in two-tier distribution channels. These customers are generally given privileges to return inventory, receive credits for changes in selling prices, and participate in cooperative marketing programs. We maintain appropriate accruals and allowances for such exposures. However, such partners tend to have access to more limited financial resources than other resellers and end-user customers and therefore represent potential sources of increased credit risk. We are experiencing increased demands for customer financing and leasing solutions, particularly from competitive local exchange carriers ("CLECs"). CLECs typically finance significant networking infrastructure deployments through alternative forms of financing, including leasing, through us. Although we have programs in place to monitor and mitigate the associated risk, there can be no assurance that such programs will alleviate all of our credit risk. We also continue to monitor increased credit exposures because of the weakened financial conditions in certain geographical regions, and the impact that such conditions may have on the worldwide economy. Although we have not experienced significant losses due to customers failing to meet their obligations to date, such losses, if incurred, could harm our

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                  RISK FACTORS

business and have a material adverse effect on our operating results and financial condition.

WE ARE EXPOSED TO FLUCTUATIONS IN THE MARKET VALUES OF OUR PORTFOLIO INVESTMENTS AND IN INTEREST RATES

We maintain investment portfolio holdings of various issuers, types, and maturities. These securities are generally classified as available for sale and consequently, are recorded on the balance sheet at fair value with unrealized gains or losses reported as a separate component of accumulated other comprehensive income, net of tax. Part of this portfolio includes minority equity investments in several publicly traded companies, the values of which are subject to market price volatility. For example, as a result of recent market price volatility of our publicly traded equity investments, we experienced a $111 million after-tax unrealized loss on these investments during the third quarter of fiscal 2000. We have also invested in numerous privately held companies, many of which can still be considered in the startup or development stages. These investments are inherently risky as the market for the technologies or products they have under development are typically in the early stages and may never materialize. We could lose our entire initial investment in these companies. We also have certain real estate lease commitments with payments tied to short-term interest rates. At any time, a sharp rise in interest rates could have a material adverse impact on the fair value of our investment portfolio while increasing the costs associated with our lease commitments. Conversely, declines in interest rates could have a material impact on interest earnings for our investment portfolio. We do not currently hedge these interest rate exposures.

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

                                  RISK FACTORS

This table estimates the fair value of the publicly traded corporate equities at a twelve-month time horizon (in millions):

                                                          Fair value
                      Valuation of security                 as of                Valuation of security
                    given X% decrease in each              April 29,            given X% increase in each
                          stock's price                      2000                     stock's price
               -------------------------------------        -------        -----------------------------------
                (50%)          (35%)          (15%)                          15%           35%           50%
               -------        -------        -------                       -------       -------       -------
Corporate
 Equities      $ 1,622        $ 2,108        $ 2,757        $ 3,243        $ 3,729       $ 4,378       $ 4,865


Our equity portfolio consists of securities with characteristics that most closely match the S&P Index or companies traded on the NASDAQ Exchange. The NASDAQ Composite Index has occurrence of a 15% movement in all of the last three years and a 35% and 50% movement in at least one of the last three years.

WE CANNOT PREDICT THE IMPACT OF RECENT ACTIONS AND COMMENTS BY THE SEC AND FASB

Recent actions and comments from the SEC have indicated they are reviewing the current valuation methodology of in-process research and development related to business combinations. The SEC is concerned that some companies are writing off more of the value of an acquisition than is appropriate. We believe we are in compliance with all of the rules and related guidance as they currently exist. However, there can be no assurance that the SEC will not seek to reduce the amount of in-process research and development previously expensed by us. This would result in the restatement of our previously filed financial statements and could have a material adverse effect on our results of operations and financial condition for periods subsequent to the acquisitions. Additionally, the Financial Accounting Standards Board ("FASB") has announced that it plans to rescind the pooling of interests method of acquisition accounting. If this occurs, it could alter our acquisition strategy and potentially impair our ability to acquire companies.

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

                                  RISK FACTORS

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

                                  RISK FACTORS

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

THE ENTRANCE INTO NEW OR DEVELOPING MARKETS EXPOSES OUR BUSINESS AND OPERATIONS TO RISKS

As we focus on new market opportunities, such as transporting data, voice, and video traffic across the same network, we will increasingly compete with large telecommunications equipment suppliers such as Alcatel, Ericsson, Lucent, Nortel, and Siemens AG, among others, and several well-funded start-up companies. Several of our current and potential competitors have greater financial, marketing, and technical resources than we do. Additionally, as customers in these markets complete infrastructure deployments, they may require greater levels of service, support, and financing than we have experienced in the past. We have not entered into a material amount of labor intensive service contracts which require significant production or customization. However, we expect that demand for these types of service contracts will increase in the future. There can be no assurance that we can provide products, service, support, and financing to effectively compete for these market opportunities. Further, provision of greater levels of services by us may result in less favorable timing of revenue recognition than we have historically experienced.

THE LOCATION OF OUR FACILITIES SUBJECTS US TO THE RISK OF EARTHQUAKES AND FLOODS

Our corporate headquarters, including most of our research and development operations and our manufacturing facilities, are located in the Silicon Valley area of Northern California, a region known for seismic activity. Additionally, certain of our facilities, which includes one of our manufacturing facilities, are located near rivers that have experienced flooding in the past. A significant natural disaster, such as an earthquake or a flood, could have a material adverse impact on our business, operating results and financial condition.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                  RISK FACTORS

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

WE ARE SUBJECT TO RISKS ASSOCIATED WITH STRATEGIC ALLIANCES

We have increased the number of our strategic alliances with large and complex organizations and our ecosystem partners. These arrangements are generally limited to specific projects, the goal of which is generally to facilitate product compatibility and adoption of industry standards. If successful, these relationships will be mutually beneficial and result in industry growth. However, these alliances carry an element of risk because, in most cases, we must compete in some business areas with a company with which we have strategic alliances and, at the same time, cooperate with such company in other business areas. Also, if these companies fail to perform, or if these relationships fail to materialize as expected, we could suffer delays in product development or other operational difficulties.

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

                                  RISK FACTORS

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

OUR BUSINESS IS SUBJECT TO RISKS FROM INTERNATIONAL OPERATIONS

We conduct business globally. Accordingly, our future results could be materially adversely affected by a variety of uncontrollable and changing factors including, among others, foreign currency exchange rates; regulatory, political, or economic conditions in a specific country or region; trade protection measures and other regulatory requirements; government spending patterns; and natural disasters. Any or all of these

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                  RISK FACTORS

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

                                  RISK FACTORS

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information called for by this item is provided under the caption "We Are Exposed To Fluctuations In The Market Values Of Our Portfolio Investments And In Interest Rates" under Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations.

PART II. OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

(c)     During the quarter, the Company issued an aggregate of approximately
        32.6 million shares of its common stock in exchange for the outstanding capital stock of Compatible Systems Corporation, Growth Networks, Inc. and a subsidiary of Pirelli S.p.A. The shares were issued pursuant to an exemption by reason of Section 4(2) of the Securities Act of 1933. These sales were made without general solicitation or advertising. Each purchaser was an accredited investor or a sophisticated investor (either alone or through its representative) with access to all relevant information necessary. The Company has filed Registration Statements on Form S-3 covering the resale of such securities.

        During the quarter, the Company issued an aggregate of approximately 6.2 million shares of its common stock in exchange for the outstanding capital stock of Altiga Networks, Inc. The shares were issued pursuant to an exemption by reason of Section 3(a)(10) of the Securities Act of 1933. The terms and conditions of such issuances were approved after a hearing upon the fairness of such terms and conditions by a government authority expressly authorized by the law to grant such approval.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a) Exhibit 27 Financial Data Schedule

        (b) Reports on Form 8-K

The Company filed six reports on Form 8-K during the quarter ended April 29, 2000. Information regarding the items reported on is as follows:

Date                           Item Reported On
----                           ----------------

February 3, 2000               The Company amended the Form 8-K filed on
                               December 15, 1999 to provide additional
                               information relating to SFAS No. 131 "Disclosures about Segments of an Enterprise and Related
                               Information" and to provide additional disclosure in the "Management's Discussion and Analysis of Financial Condition and Results of Operations" section.

February 17, 2000              The Company announced the completion of the
                               acquisition of the optical systems business of Pirelli S.p.A of Milan, Italy.

March 16, 2000                 The Company announced the completion of the
                               acquisition of Aironet Wireless Communications,
                               Inc.

March 27, 2000                 The Company announced the acquisitions of
                               InfoGear Technology Corporation and JetCell, Inc.

March 28, 2000                 The Company announced the completion of the
                               acquisitions of Compatible Systems Corporation and Growth Networks, Inc.

April 3, 2000                  The Company announced the completion of the
                               acquisition of Altiga Networks, Inc.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                    Cisco Systems, Inc.

Date: June 13, 2000                        By  /s/  Larry R. Carter
                                              -------------------------------
                                           Larry R. Carter, Senior Vice
                                           President, Finance and
                                           Administration, Chief Financial
                                           Officer, and Secretary

                                  EXHIBIT INDEX


                  EXHIBIT                    DESCRIPTION
                  -------                    -----------
                   EX-3.1             Amendment to the Restated
                                      Articles of Incorporation

                   EX-27              Financial Data Schedule