Form 10-K
period 2000-07-29
CISCO SYSTEMS INC
filed 2000-09-29
CIK 858877

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(Mark one)

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended July 29, 2000

                                       OR

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ________ to ________


                         Commission file number 0-18225
                               CISCO SYSTEMS, INC.
             (Exact name of registrant as specified in its charter)

                 California                                          77-0059951
----------------------------------------------          -------------------------------------
       (State or other jurisdiction of                              (IRS Employer
       Incorporation or organization)                            Identification No.)

            170 West Tasman Drive
            San Jose, California                                     95134-1706
----------------------------------------------          -------------------------------------
  (Address of principal executive offices)                           (Zip Code)

Registrant's telephone number, including area code (408) 526-4000

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

                Common stock, $0.001 par value

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[ ]

As of September 22, 2000, 7,041,991,896 shares of Registrant's common stock were outstanding. The approximate aggregate market value of voting stock held by non-affiliates of the Registrant was $424,723,657,223 (based upon the closing price for shares of the Registrant's common stock as reported by the NASDAQ National Market on that date).


DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Proxy Statement relating to the Registrant's 2000 Annual Meeting of Shareholders, to be held on November 14, 2000, are incorporated by reference into Part III of this Form 10-K where indicated.

                                                                                           PAGE
                                                                                           ----
                                                PART I
Item 1       Business...................................................................     3
               General...................................................................    3
               End-to-End Networking Solutions...........................................    4
               Customers and Markets.....................................................    7
               Cisco Sales Overview......................................................    8
               Acquisitions, Investments, and Alliances..................................    9
               Minority Investments......................................................    9
               Strategic Alliances.......................................................   10
               Backlog...................................................................   10
               Competition...............................................................   10
               Research and Development..................................................   11
               Manufacturing.............................................................   12
               Patents, Intellectual Property, and Licensing.............................   12
               Employees.................................................................   13
               Risk Factors..............................................................   14
Item 2       Properties..................................................................   25
Item 3       Legal Proceedings...........................................................   25
Item 4       Submission of Matters to a Vote of Security Holders.........................   25
                                               PART II
Item 5       Market for Registrant's Common Equity and Related Stockholder Matters.......   26
Item 6       Selected Financial Data.....................................................   28
Item 7       Management's Discussion and Analysis of Financial Condition and Results of
                Operations...............................................................   29
Item 7A      Quantitative and Qualitative Disclosures About Market Risk..................   38
Item 8       Financial Statements and Supplementary Data.................................   42
Item 9       Changes in and Disagreements with Accountants on Accounting and Financial
                Disclosures..............................................................   75
                                               PART III
Item 10      Directors and Executive Officers of the Registrant..........................   75
Item 11      Executive Compensation......................................................   77
Item 12      Security Ownership of Certain Beneficial Owners and Management..............   77
Item 13      Certain Relationships and Related Transactions..............................   77
                                               PART IV
Item 14      Exhibits, Financial Statements, and Reports on Form 8-K.....................   78

Signatures...............................................................................   85

                                     PART I

ITEM 1. BUSINESS

GENERAL

Certain statements contained in this Annual Report on Form 10-K ("Report"), including, without limitation, statements containing the words "believes," "anticipates," "estimates," "expects," "projections," and words of similar import, constitute "forward-looking statements." You should not place undue reliance on these forward-looking statements. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including risks faced by us described in this Report, including the "Risk Factors" section contained in this Item 1, and the other documents we file with the Securities and Exchange Commission ("SEC"), including our most recent reports on Form 8-K and Form 10-Q, and amendments thereto.

Cisco Systems, Inc. (together with its subsidiaries, "Cisco" or the "Company") is the worldwide leader in networking for the Internet. Cisco hardware, software, and service offerings are used to create Internet solutions so that individuals, companies, and countries have seamless access to information -- regardless of differences in time and place. Cisco solutions provide competitive advantage to our customers through more efficient and timely exchange of information, which in turn leads to cost savings, process efficiencies, and closer relationships with their customers, prospects, business partners, suppliers, and employees. These solutions form the networking foundation for companies, universities, utilities, and government agencies worldwide.

The Company markets its products through its direct sales force, single and two-tier distributors, value-added resellers, service providers, and system integrators. This multiple-channel approach allows customers to select the channel that addresses their specific needs and provides the Company with broad coverage of worldwide markets.

Cisco was incorporated in California in December 1984 and is headquartered in San Jose. The mailing address for the Company's headquarters is 170 West Tasman Drive, San Jose, California, 95134-1706, and its telephone number at that location is (408) 526-4000. Cisco can also be reached at its Web site www.cisco.com.

END-TO-END NETWORKING SOLUTIONS

Cisco is the worldwide leader in networking for the Internet. The Cisco strategy is to provide end-to-end networking solutions to help its customers improve productivity and gain a competitive advantage in today's global economy. Cisco helps its customers build their own network infrastructure while also providing tools to allow them to communicate to their customers, prospects, business partners, suppliers, and employees. An end-to-end networking solution allows network services to be consistently provided to all users on the network.

Cisco's product portfolio offers a broad range of end-to-end networking hardware, software, and services. Products are used individually or in combinations to connect computing devices to networks or computer networks with each other -- whether they are within a building, across a campus, or around the world. The Company's breadth of product offerings enables it to offer a wide range of solutions to meet customer requirements. Many of the Company's products are easily upgraded or expanded, offering customers the ability to extend their networks as their needs grow.

The Company also provides products and services that allow customers to transition their data networks to a single multiservice data, voice, and video network.

Cisco product offerings fall into several categories:

Routing

Routing is a foundation technology for computer networking. Routers move information from one network to another, applying intelligence in the process to ensure that the information reaches its destination securely and in the most direct way possible. Cisco offers a broad range of routers that can be used from a large backbone infrastructure to a small office, including the Cisco 12000 gigabit switch router ("GSR") series; the Cisco 7500 series; the Cisco 4000 series; and the Cisco 8500, 3600, 2600, 2500, 1000, 800, and 700 product families.

Switching

Switching is another important networking technology that is used in both local-area networks ("LANs") and wide-area networks ("WANs"). Cisco's switching strategy is designed to help users migrate from traditional shared LANs to fully switched networks by delivering products that support the varying levels of flexibility, cost-effectiveness, and high bandwidth required for today's desktop, workgroup, and backbone applications. Cisco solutions employ all widely used switching technologies --

Ethernet, Gigabit Ethernet, Token Ring, and Asynchronous Transfer Mode ("ATM"). Cisco's LAN switching products include the Catalyst(R) product family, and its WAN switching products include the Cisco IGX(TM), Cisco BPX(R), Cisco TGX, and Cisco MGX(TM) families.

Access

Today, people need remote access to the Internet or to a network that is used for a variety of personal, professional, or work-related applications. Cisco access solutions give groups and individuals who are remotely located similar levels of connectivity and information access, as they would have if they were located at the company's head office or at home. Asynchronous and integrated services digital network ("ISDN") remote-access routers, dial-up access servers, digital subscriber line ("DSL") technologies, and cable universal broadband routers provide telecommuters and mobile workers and students with remote network access. The Company's access products include the Cisco AS5000 family of access servers; the Cisco 6100 and 6200 lines of digital subscriber line access multiplexers ("DSLAM"); the Cisco uBR7200 Universal Broadband Router cable head-end equipment; access routers such as the Cisco 6000, 4000, 3800, 3600, 2600, 1700, and 1600 families; and the Cisco ISR 3303 Integrated SONET/SDH Router, and network security and management software.

Other

The other product offerings consists of systems network architecture, Internet services, network management software, and customer advocacy, among others, as follows:

Systems Network Architecture

Most large organizations have existing IBM computing systems that use the Systems Network Architecture ("SNA") networking method as well as LANs based on open network architectures [such as the Transmission Control Protocol/Internet Protocol ("TCP/IP")]. Increasingly, network managers want to combine these two networks into a single network that leverages existing investments. Cisco provides a broad range of products and solutions for the IBM marketplace that maximizes availability, scalability, performance, flexibility, and management. These products provide IBM networks with a clear migration path to the future while protecting investments in existing equipment and applications.

Internet Service

Cisco offers end-to-end Internet services to improve a network manager's ability to cope with challenges posed by the growing popularity of the Internet, such as network traffic volume and network address shortages. Cisco Internet Service Units ("ISUs") drive architectural consistency across the Company by focusing on standards-based services between clients and servers such as end-to-end quality of service ("QoS") and end-to-end security. Cisco ISU products include: the PIX(TM) Firewall family, which prevents unauthorized access to a network; the NetSonar(TM) System, which scans the network for security risks; the NetRanger(R) System, which detects and responds to unauthorized activity or network attacks; Cisco Secure VPN Client 1.0, which ensures data privacy when accessing the network remotely; Cisco LocalDirector, Cisco Cache Engine, and Cisco DistributedDirector, which balance the load between multiple servers to enable timely access and to eliminate redundant Internet content; and the Cisco Server Suite 1000, which consists of server applications with a graphical user interface ("GUI").

Network Management Software

Cisco is extending its leading Internet business practices to its network management vision and products. One component of this initiative is CiscoWorks2000, a family of products based on Internet standards that enables enterprise customers to better control their large, complex, and heterogeneous networks and devices.

In order for service providers to profit from increasing new business opportunities, services must be carefully planned, quickly provisioned, efficiently operated, and accurately billed. The Cisco Service Management system ("CSM") is a network service and delivery management system that provides a modular suite of service management products integrated within a common and scalable infrastructure. CSM enables service providers to effectively deploy, monitor, and manage these new network services, while potentially increasing revenue and reducing cost.

Cisco created a new business group focused on building software solutions to expand the Company's technology offerings into messaging and call centers and extend Cisco's presence in the broader market for intelligent customer contact software applications. Software applications from this team will provide end-users with the ability to unify voice-mail, e-mail, and fax traffic into a single mailbox accessible over an Internet-based network independent of location, time, or device. And, when calling in for customer support, they will be connected to the best available customer service representative regardless of physical location.

Customer Advocacy

The Company enables successful deployment of global networks by providing flexible support service solutions that meet today's needs, provide a smooth transition to the new world, ensure faster deployment of services, reduce and manage the risk associated with rapidly integrating new technologies, streamline business processes, and reduce operating costs. Customer Advocacy provides a broad range of services, such as consultative, technical, project, quality, customer service, and maintenance level services, which further complement Cisco product offerings.

The following product is offered in conjunction with all of the above product categories:

Cisco IOS(R) Software

Cisco IOS Software is a common networking software platform deployed across a broad spectrum of Cisco products. Cisco IOS Software delivers intelligent network services -- such as QoS, load-balancing, and multicast functions -- that enable customers to build a flexible network infrastructure that is scalable, reliable, and secure. These intelligent network services also support Internet business solutions.

Among the emerging types of applications that require these features are on-demand media, electronic commerce services, real-time trading, and distance-learning activities. These applications form the foundation for new business models that increase competition, improve customer service, and enhance productivity.

CUSTOMERS AND MARKETS

Networking needs are influenced by a number of factors, including the size of the organization, number and types of computer systems, geographic location, and the applications requiring data communications. The Cisco customer base is not concentrated in any particular industry and in each of the past five fiscal years, no single customer has accounted for 10 percent or more of the Company's net sales. For additional information regarding segment information for the Company, see Note 12 to the Consolidated Financial Statements contained in Part II, Item 8.

The Cisco market strategy addresses four main customer profiles:

Enterprise

Enterprise customers generally are large organizations with 500 or more employees with complex networking needs, usually spanning multiple locations and types of computer systems. Enterprise customers include corporations, government agencies, utilities, and educational institutions.

Service Providers

These customers provide data, voice, and video communication services to businesses and consumers. They include regional, national, and international long distance telecommunications carriers, as well as Internet, cable, and wireless service providers.

Small/Medium-Sized Businesses

These customers have less than 500 employees and a need for networks of their own, as well as connection to the Internet and to business partners. However, these customers generally have limited expertise in networking technology; therefore, the Company attempts to provide products that are affordable and easy to install and use.

Consumers

Consumers have a need for networking devices and services to connect them to the Internet from within their homes. In addition, some advanced consumers will network together a range of devices within their home, linking together devices such as personal computer, television, telephone, fax, and more, into an integrated personal network. Internet access services are provided to them through regional carriers and Internet service providers.

CISCO SALES OVERVIEW

The Company's worldwide direct sales and marketing organization at July 29, 2000 consisted of approximately 14,000 individuals, including managers, sales representatives, and technical support personnel. The Company has field sales offices globally providing coverage throughout the world. Additionally, the Company's international sales are currently being made through multiple channels including international distributors, resellers, and direct sales throughout the world. The distributors provide system installation, technical support, and follow-up services to end-customers. Generally, the Company's international distributors have nonexclusive, country-wide agreements. For additional information regarding the Company's international sales, see Note 12 to the Consolidated Financial Statements contained in Part II, Item 8.

Cisco Capital specializes in financing networking equipment. Cisco Capital offers innovative, flexible financial services to Cisco's customers and channel partners at competitive rates. Our services are designed to help our customers spread their costs of acquisition, management, and end-of-life disposal associated with networking products. For additional information regarding Cisco Capital's financing activities, see Note 5 to the Consolidated Financial Statements contained in Part II, Item 8.

ACQUISITIONS, INVESTMENTS AND ALLIANCES

The end-to-end networking strategy pursued by Cisco requires a wide variety of technologies, products, and capabilities. The combination of complexity and rapid change make it difficult for one company, no matter how large, to develop all technological solutions alone. Acquisitions, investments, and alliances are tools used by the Company to fill gaps in its offerings and enable it to deliver complete solutions to customers and prospects in its target markets.

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

Since 1993, the Company has acquired a number of companies. The Company expects to make future acquisitions where it believes that it can acquire new products and channels of distribution or otherwise rapidly enter new or emerging markets. Mergers and acquisitions of high-technology companies are inherently risky and no assurance can be given that the Company's previous or future acquisitions will be successful or will not materially adversely affect the Company's financial condition or operating results. The risks associated with acquisitions are more fully discussed in the "Risk Factors" section contained in Item 1 of this Report.

The Company's acquisitions have furthered its commitment towards providing an end-to-end networking solution. The Company now has a broad set of product offerings and technologies, which include Ethernet, Gigabit Ethernet switching, Token Ring, ATM switching, SONET/SDH, xDSL, dial-up access, converged data, voice, and video technologies, Tag Switching [currently also known as multiprotocol label switching ("MPLS")], optical transport, wireless, content networking, call center and unified messaging solutions, network security, and network management software solutions, among others.

MINORITY INVESTMENTS

The Company makes minority investments in companies that build technology or provide services that are complementary to Cisco products or that support the Internet. By investing in new ventures, Cisco strengthens its partnerships with such companies. Together,

Cisco and its partners can offer more complete solutions to the market.

STRATEGIC ALLIANCES

Cisco pursues strategic alliances with other industry leaders in areas where collaboration can produce industry advancement and acceleration of new markets. The objectives and goals for a strategic alliance can include one or more of the following: technology exchange, product development, joint sales and marketing, and new-market creation. This year, Cisco expanded or entered into alliances with Cap Gemini/Ernst & Young, Hewlett Packard, Intel, IBM, KPMG Consulting, Inc., Microsoft, Motorola, Oracle, Sun Microsystems, and Telcordia, among others.

BACKLOG

The Company's backlog at September 25, 2000 was approximately $3.83 billion compared with a backlog of approximately $922 million at September 20, 1999. The Company includes in its backlog only orders confirmed with a purchase order for products to be shipped within 120 days to customers with approved credit status. Because of the generally short cycle between order and shipment, and occasional customer changes in delivery schedules or cancellation of orders (which are made without significant penalty), the Company does not believe that its backlog, as of any particular date, is necessarily indicative of actual net sales for any future period.

COMPETITION

Cisco competes in the Internet infrastructure market, providing solutions for transporting data, voice, and video traffic across intranets, extranets, and the Internet. The market is characterized by rapid growth, converging technologies, and a conversion to New World solutions that offer superior advantages. These market factors represent both an opportunity and a competitive threat to Cisco. The Company competes with numerous vendors in each product category. Cisco expects that the overall number of competitors providing niche product solutions will increase due to the market's attractive growth. On the other hand, the Company expects the number of vendors supplying end-to-end networking solutions will decrease, due to the rapid pace of acquisitions in the industry. The Company believes its primary competition comes from nimble start-ups and young companies offering innovative niche solutions.

Cisco's competitors include Alcatel, Ericsson, Extreme, Foundry, Juniper, Lucent, Nortel, Redback, Siemens AG, and Sycamore. Some of our competitors compete across many of our product lines, while others do not offer as wide a breadth of solutions.

Several of our current and potential competitors have greater financial, marketing, and technical resources than we do.

The principal competitive factors in the markets in which the Company presently competes and may compete in the future are:

-   Price and/or ability to provide financing;

-   Performance;

-   The ability to provide end-to-end networking solutions and support;

-   Conformance to standards;

- The ability to provide value-added features such as security, reliability, and investment protection; and

-   Market presence

The Company also faces competition from customers it licenses technology to and suppliers from whom it transfers technology. Networking's inherent nature requires inter-operability. As such, the Company must cooperate and at the same time compete with these companies. The Company's inability to effectively manage these complicated relationships with customers and suppliers could have a material adverse effect on the Company's business, operating results, and financial condition.

RESEARCH AND DEVELOPMENT

The Company has enhanced and extended its product lines with new product and feature introductions including optical transport, data, voice, and video integration, virtual private networking, DSL, cable modem, gigabit switching, wireless, content networking (content distribution and management, content routing, content edge delivery, content switching, and intelligent network services), security, and network management, among others.

However, the industry in which Cisco competes in is subject to rapid technological developments, evolving industry standards, changes in customer requirements, and frequent new product introductions and enhancements. As a result, the Company's success, in part, depends upon its ability, on a cost-effective and timely basis, to continue to enhance its existing solutions and to develop and introduce new solutions that improve performance and reduce total cost of ownership. In order to achieve these objectives, the Company's management and engineering personnel work closely with customers to identify and respond to customer needs, as well as with other innovators of inter-networking products, including universities, laboratories, and corporations. The Company will also continue to make strategic acquisitions and equity investments where appropriate. The Company intends to remain dedicated to industry standards and to continue to support important protocol standards as they emerge. Still, there can be no assurance that Cisco will be able to successfully develop new products to address new customer requirements and technological changes, or that such products will achieve market acceptance.

In fiscal 2000, 1999, and 1998, the Company's research and development expenditures were approximately $2.70 billion, $1.66 billion, and $1.05 billion, respectively. All of the Company's expenditures for research and development costs, as well as in-process research and development of approximately $1.37 billion, $471 million, and $594 million in fiscal 2000, 1999, and 1998, respectively, have been expensed as incurred.

MANUFACTURING

The Company's manufacturing operations primarily consist of quality assurance of materials, components, and subassemblies. Additionally, the Company performs final assembly and test. The Company presently uses a variety of independent third-party companies to perform printed circuit board assembly, in-circuit test, and product repair. The Company and its single enterprise partners install proprietary software on electronically programmable memory chips installed in its systems in order to configure products to customer needs and to maintain quality control and security. The manufacturing process enables the Company to configure the hardware and software in unique combinations to meet a wide variety of individual customer requirements. The Company and its single enterprise partners also use automated testing equipment and "burn-in" procedures, as well as comprehensive inspection, testing, and statistical process control, to assure the quality and reliability of its products. The Company's and its partners' manufacturing processes and procedures are ISO 9001 certified.

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

Many of Cisco's products are designed to include software or other intellectual property licensed from third-parties. While it may be necessary in the future to seek or renew licenses relating to various aspects of its products, Cisco believes that based upon past experience and standard industry practice, such licenses generally could be obtained on commercially reasonable terms. Because of the existence of a large number of patents in the networking field and the rapid rate of issuance of new patents, it is not economically practical to determine in advance whether a product or any of its components infringe patent rights of others. From time to time, Cisco receives notices from or is sued by third-parties regarding patent claims. If infringement is alleged, Cisco believes that, based upon industry practice, any necessary license or rights under such patents may be obtained on terms that would not have a material adverse effect on Cisco's business, operating results, or financial condition. Nevertheless, there can be no assurance that the necessary licenses would be available on acceptable terms, if at all, or that Cisco would prevail in any such challenge. The inability to obtain certain licenses or other rights or to obtain such licenses or rights on favorable terms, or the need to engage in litigation could have a material adverse effect on Cisco's business, operating results, and financial condition.

EMPLOYEES

As of July 29, 2000, the Company employed approximately 34,000 persons, including 6,000 in manufacturing, service and support, 14,000 in sales and marketing, 11,000 in engineering, and 3,000 in finance and administration. Approximately 9,000 employees were in international locations.

The Company considers the relationships with its employees to be positive. The Company has not experienced any work stoppages.

Competition for technical personnel in the industry that Cisco competes in is intense. The Company believes that our future success depends in part on our continued ability to hire, assimilate, and retain qualified personnel. To date, Cisco believes that they have been successful in recruiting qualified employees, but there is no assurance that the Company will continue to be successful in the future.

RISK FACTORS

Set forth below and elsewhere in this Report and in other documents we file with the SEC are risks and uncertainties that could cause actual results to differ materially from the results contemplated by the forward-looking statements contained in this Report.

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

- The timing and amount of employer payroll tax to be paid on employees' gains on stock options exercised; and

- Changes in general economic conditions and specific economic conditions in the computer and networking industries.

Any of the above factors could have a material adverse impact on our operations and financial results. For example, from time to time, we have made acquisitions that result in in-process research and development expenses being charged in an individual quarter. These charges may occur in any particular quarter resulting in variability in our quarterly earnings. Additionally, as a further example, the dollar amounts of large orders for our products have been increasing and therefore the operating results for a quarter could be materially adversely affected if a number of large orders are either not received or are delayed, for example, due to cancellations, delays, or deferrals by customers.

WE CONTINUE TO INVEST IN NEW AND EXISTING MARKET OPPORTUNITIES

We are investing in increased headcount, inventory, manufacturing capacity, and product development through internal efforts and acquisitions, as a result of growth in existing opportunities and new or emerging opportunities in our target markets. We intend to add resources across all functions.

With increased levels of spending, an inability to meet expected revenue levels in a particular quarter could have a material, negative impact on our operating results for that period as we will not be able to react quickly enough to scale back expenses. Increased investments across all functions could translate into a faster rate of expense growth compared to revenue growth.

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

WE EXPECT GROSS MARGIN TO DECLINE OVER TIME

We expect gross margin may be adversely affected by increases in material or labor costs, heightened price competition, increasing levels of services, higher inventory balances, introduction of new products for new high-growth markets, and changes in channels of distribution or in the mix of products sold. We believe gross margin may additionally be impacted due to constraints relating to certain component shortages that currently exist in the supply chain. We may also experience a lower gross margin as the product mix for access and optical product volume grows.

We have recently introduced several new products, with additional new products scheduled to be released in the future. Increase in demand would result in increased manufacturing capacity, which in turn would result in higher inventory balances. In addition, our vendor base is capacity-constrained, and this could result in increased cost pressure on certain components. If product or related warranty costs associated with these new products are greater than we have experienced, gross margin may be adversely affected. Our gross margin may also be impacted by geographic mix, as well as the mix of configurations within each product group. We continue to expand into third-party or indirect-distribution channels, which generally results in a lower gross margin. In addition, increasing third-party and indirect-distribution channels generally results in greater difficulty in forecasting the mix of our product, and to a certain degree, the timing of orders from our customers. Downward pressures on our gross margin may be further impacted by other factors, such as increased percentage of revenue from service provider markets, which may have lower margins or an increase in product costs, which could adversely affect our future operating results.

We also expect that our operating margin may decrease as we continue to hire additional personnel and experience increases in overall operating expenses to support our business. We plan our operating expense levels based primarily on forecasted revenue levels. Because these expenses are relatively fixed in the short term, a shortfall in revenue could lead to operating results being below expectations.

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

- As we continue to acquire companies and new technologies, we are dependent, at least initially, on unfamiliar supply chains or relatively small supply partners;

- We face increased competition for certain components, which are currently supply constrained, from existing competitors and companies in other markets.

Manufacturing capacity and component supply constraints could be significant issues for us. For example, we have increased our manufacturing capacity significantly and plan to further increase capacity during the coming months. To mitigate the component supply constraints, we have started to build inventory levels. A reduction or interruption in supply or a significant increase in the price of one or more components would adversely affect our business, operating results and financial condition, perhaps materially, and could materially damage customer relationships.

WE COMPETE IN THE HIGHLY COMPETITIVE TELECOMMUNICATIONS EQUIPMENT MARKET

For additional information regarding our competition, see the section entitled "Competition" contained in Item 1 of this Report.

WE EXPECT TO MAKE FUTURE ACQUISITIONS WHERE ADVISABLE AND ACQUISITIONS INVOLVE NUMEROUS RISKS

The networking business is highly competitive, and as such, our growth is dependent upon market growth, our ability to enhance our existing products and our ability to introduce new products on a timely basis. One of the ways we have addressed and will continue to address the need to develop new products is through acquisitions of other companies. Acquisitions involve numerous risks, including the following:

- Difficulties in integrating the operations, technologies, and products of the acquired companies;

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

- Insufficient revenues to offset increased expenses associated with acquisitions; and

-   The potential loss of key employees of the acquired companies.

Mergers and acquisitions of high-technology companies are inherently risky, and no assurance can be given that our previous or future acquisitions will be successful and will not materially adversely affect our business, operating results, or financial condition.

We must also manage any growth effectively. Failure to manage growth effectively and successfully integrate acquisitions we made could harm our business and operating results in a material way.

WE ARE EXPOSED TO FLUCTUATIONS IN THE EXCHANGE RATES OF FOREIGN CURRENCY

As a global concern, we face exposure to adverse movements in foreign currency exchange rates. These exposures may change over time as business practices evolve and could have a material adverse impact on our financial results. Historically, our primary exposures have related to nondollar-denominated sales in Japan, Canada, and Australia and nondollar-denominated operating expenses in Europe, Latin America, and Asia where we sell primarily in U.S. dollars. Additionally, we have continued to see our exposures to emerging market currencies, such as the Korean won, increase because of our expanding presence in these markets and their extreme currency volatility. We will continue to monitor our exposure and may hedge against these or any other emerging market currencies as necessary.

The increasing use of the euro as a common currency for members of the European Union could impact our foreign exchange exposure. We are currently hedging against fluctuations with the euro and will continue to evaluate the impact of the euro on our future foreign exchange exposure as well as on our internal systems. At the present time, we hedge only those currency exposures associated with certain assets and liabilities denominated in nonfunctional currencies and periodically will hedge anticipated foreign currency cash flows. The hedging activity undertaken by us is intended to offset the impact of currency fluctuations on certain nonfunctional currency assets and liabilities.

WE ARE EXPOSED TO THE CREDIT RISK OF SOME OF OUR CUSTOMERS AND TO CREDIT EXPOSURES IN WEAKENED MARKETS

A significant proportion of our sales are derived through our partners in two-tier distribution channels. These customers are generally given privileges to return inventory, receive credits for changes in selling prices, and participate in cooperative marketing programs. We maintain appropriate accruals and allowances for such exposures. However, such partners tend to have access to more limited financial resources than other resellers and end-user customers and therefore represent potential sources of increased credit risk. We are experiencing increased demands for customer financing, including loan financing, and leasing solutions. We expect demands for customer financing to continue. We believe it is a competitive factor in obtaining business, particularly in supplying customers involved in significant infrastructure projects. Our loan financing arrangements may include not only financing the acquisition of our products but also providing additional funds for soft costs associated with network installation and integration of our products and for working capital purposes. Although we have programs in place to monitor and mitigate the associated risk, there can be no assurance that such programs will be effective in reducing our credit risk. We also continue to monitor increased credit exposures from weakened financial conditions in certain geographical regions, and the impact that such conditions may have on the worldwide economy. We have experienced losses due to customers failing to meet their obligations. Although these losses have not been significant, future losses, if incurred, could harm our business and have a material adverse effect on our operating results and financial condition.

WE ARE EXPOSED TO FLUCTUATIONS IN THE MARKET VALUES OF OUR PORTFOLIO INVESTMENTS AND IN INTEREST RATES

For additional information regarding the sensitivity of and risks associated with the market value of portfolio investments and interest rates, see Item 7A "Quantitative and Qualitative Disclosures About Market Risk" contained in Part II of this Report.

WE CANNOT PREDICT THE IMPACT OF RECENT ACTIONS AND COMMENTS BY THE SEC AND FASB

Recent actions and comments from the SEC have indicated they are reviewing the current valuation methodology of in-process research and development related to business combinations. The SEC is concerned that some companies are writing off more of the value of an acquisition than is appropriate. We believe we are in compliance with all of the rules and related guidance as they currently exist. However, there can be no assurance that the SEC will not seek to reduce the amount of in-process research and development previously expensed by us. This would result in the restatement of our previously filed financial statements and could have a material adverse effect on our operating results and financial condition for periods subsequent to the acquisitions. Additionally, FASB has announced that it plans to rescind the pooling of interests method of acquisition accounting. If this occurs, it could alter our acquisition strategy and impair our ability to acquire companies.

OUR BUSINESS DEPENDS UPON OUR PROPRIETARY RIGHTS, AND THERE IS A RISK OF INFRINGEMENT

For additional information regarding our proprietary rights, see the section entitled "Patents, Intellectual Property, and Licensing" contained in Item 1 of this Report.

WE FACE RISKS FROM THE UNCERTAINTIES OF REGULATION OF THE INTERNET

There are currently few laws or regulations that apply directly to access or commerce on the Internet. We could be materially adversely affected by regulation of the Internet and Internet commerce in any country where we operate, on such technology as voice over the Internet, encryption technology, and access charges for Internet service providers. We also could be materially adversely affected by the continuing deregulation of the telecommunications industry. The adoption of regulation of the Internet and Internet commerce could decrease demand for our products, and at the same time increase our cost of selling our products, which could have a material adverse effect on our business, operating results, and financial condition.

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

THE LOCATION OF OUR FACILITIES SUBJECTS US TO THE RISK OF EARTHQUAKES AND FLOODS

Our corporate headquarters, including most of our research and development operations and our manufacturing facilities, are located in the Silicon Valley area of Northern California, a region known for seismic activity. Additionally, certain of our facilities, which includes one of our manufacturing facilities, are located near rivers that have experienced flooding in the past. A significant natural disaster, such as an earthquake or a flood, could have a material adverse impact on our business, operating results, and financial condition.

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

WE ARE SUBJECT TO RISKS ASSOCIATED WITH STRATEGIC ALLIANCES

We have increased the number of our strategic alliances with large and complex organizations and our ecosystem partners. These arrangements are generally limited to specific projects, the goal of which is generally to facilitate product compatibility and adoption of industry standards. If successful, these relationships will be mutually beneficial and result in industry growth. However, these alliances carry an element of risk because, in most cases, we must compete in some business areas with a company with which we have strategic alliances and, at the same time, cooperate with such company in other business areas. Also, if these companies fail to perform or if these relationships fail to materialize as expected, we could suffer delays in product development or other operational difficulties.

THE INDUSTRY IN WHICH WE COMPETE IS SUBJECT TO CONSOLIDATION

There has been a trend toward industry consolidation for several years. We expect this trend toward industry consolidation to continue as companies attempt to strengthen or hold their market positions in an evolving industry. We believe that industry consolidation may provide stronger competitors that are better able to compete as sole-source vendors for customers. This could lead to more variability in operating results as we compete to be a single vendor solution and could have a material adverse effect on our business, operating results, and financial condition.

SALES IN THE SERVICE PROVIDER MARKET ARE SUBJECT TO VARIATION

Although sales to the service provider market have grown historically, this market is characterized by large and often sporadic purchases. Sales activity in this industry depends upon the stage of completion of expanding network infrastructures, the availability of funding, and the extent that service providers are affected by regulatory and business conditions in the country of operations. A decline or delay in sales orders from this industry could have a material adverse effect on our business, operating results, and financial condition.

WE FACE RISKS ASSOCIATED WITH CHANGES IN TELECOMMUNICATIONS REGULATION AND
TARIFFS

Changes in domestic and international telecommunications requirements could affect the sales of our products. In particular, we believe it is possible that there may be significant changes in domestic telecommunications regulation in the near future that could slow the expansion of the service providers' network infrastructures and materially adversely affect our business, operating results, and financial condition. Future changes in tariffs by regulatory agencies or application of tariff requirements to currently untariffed services could affect the sales of our products for certain classes of customers. Additionally, in the United States, our products must comply with various Federal Communications Commission requirements and regulations. In countries outside of the United States, our products must meet various requirements of local telecommunications authorities. Changes in tariffs or failure by us to obtain timely approval of products could have a material adverse effect on our business, operating results, and financial condition.

OUR BUSINESS IS SUBJECT TO RISKS FROM INTERNATIONAL OPERATIONS

We conduct business globally. Accordingly, our future results could be materially adversely affected by a variety of uncontrollable and changing factors including, among others, foreign currency exchange rates; regulatory, political, or economic conditions in a specific country or region; trade protection measures and other regulatory requirements; service provider and government spending patterns; and natural disasters. Any or all of these factors could have a material adverse impact on our future international business.

OUR BUSINESS SUBSTANTIALLY DEPENDS UPON THE CONTINUED GROWTH OF THE INTERNET AND INTERNET-BASED SYSTEMS

We believe that there will be performance problems with Internet communications in the future which could receive a high degree of publicity and visibility. As we are a large supplier of equipment for the Internet infrastructure, customers' perceptions of our products and the marketplace's perception of us as a supplier of networking products may be materially adversely affected, regardless of whether or not these problems are due to the performance of our products. Such an event could also result in a material adverse effect on the market price of our common stock and could materially adversely affect our business, operating results, and financial condition.

OUR STOCK PRICE MAY BE VOLATILE

Our common stock has experienced substantial price volatility, particularly as a result of variations between our actual or anticipated financial results, the published expectations of analysts, and as a result of announcements by our competitors and us. In addition, the stock market has experienced extreme price and volume fluctuations that have affected the market price of many technology companies, in particular, and that have often been unrelated to the operating performance of these companies. These factors, as well as general economic and political conditions, may materially adversely affect the market price of our common stock in the future. Additionally, volatility or a lack of positive performance in our stock price may adversely affect our ability to retain key employees, all of whom have been granted stock options.

                                      OTHER

PricewaterhouseCoopers LLP ("PwC"), our independent accountants, has notified us that PwC is engaged in discussions with the SEC following an internal review by PwC, pursuant to an administrative settlement with the SEC, of PwC's compliance with auditor independence guidelines. PwC has advised us that we are one of the companies affected by such discussions. We are not involved in the discussions between the SEC and PwC and cannot predict the result of those discussions.

ITEM 2.  PROPERTIES

The Company's principal corporate offices are located at sites in Alviso, Milpitas, and San Jose, California. The Company's main headquarters are situated in San Jose, California. There are currently 50 buildings located at these sites, three of which are manufacturing facilities, and the Company expects that construction at its current sites will continue through fiscal 2001. The Company has certain other operating leases for buildings, which include additional manufacturing facilities, located at various sites near San Jose, California.

Additionally, the Company leases land for research and development and customer-support activities in Boxborough, Massachusetts; Salem, New Hampshire; Richardson, Texas; and Research Triangle Park, North Carolina.

The Company also leases various small offices throughout the United States and on a worldwide basis. For additional information regarding the Company's obligations under leases, see Note 8 to the Consolidated Financial Statements contained in Part II, Item 8.

ITEM 3.  LEGAL PROCEEDINGS

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this Report.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

Cisco common stock (NASDAQ symbol CSCO) is traded on the NASDAQ National Market. The following table sets forth the range of high and low closing prices for each period indicated, adjusted to reflect the two-for-one split effective March 2000:


                              2000                           1999                         1998
                              ----                           ----                         ----
                        High           Low            High           Low            High           Low
                        ----           ---            ----           ---            ----           ---
First quarter          $37.00         $29.38         $17.32         $10.97         $ 9.37         $ 7.75
Second quarter         $57.63         $35.00         $26.67         $15.19         $10.05         $ 8.10
Third quarter          $80.06         $54.75         $29.69         $23.78         $12.31         $ 9.44
Fourth quarter         $71.44         $50.55         $33.53         $26.09         $17.20         $11.74

The Company has never paid cash dividends on its common stock and has no present plans to do so. There were approximately 60,150 shareholders of record at July 29, 2000.

During the quarter ended July 29, 2000, the Company issued an aggregate of approximately 10.4 million shares of its common stock in connection with the purchase of the capital stock of Atlantech Technologies, SightPath, Inc., and PentaCom, Ltd. The shares were issued pursuant to exemptions by reason of
Section 4(2) of the Securities Exchange Act of 1933, as amended (the "Securities Act"). These sales were made without general solicitation or advertising. Each purchaser was an accredited investor or a sophisticated investor with access to all relevant information necessary. The Company has filed Registration Statements on Form S-3 covering the resale of such securities.

During the quarter ended July 29, 2000, the Company issued an aggregate of approximately 6.7 million shares of its common stock in connection with the purchase of the capital stock of JetCell, Inc. and InfoGear Technology Corporation. The shares were issued pursuant to exemptions by reason of Section 3(a)(10) of the Securities Act. The terms and conditions of such issuances were approved after hearings upon the fairness of such terms and conditions by a government authority expressly authorized by the law to grant such approval.

During the quarter ended July 29, 2000, the Company issued approximately 13.7 million shares of its common stock in connection with the purchase of the capital stock of Qeyton Systems. Shares issued to U.S. Persons within the meaning of Regulation S under the Securities Act ("U.S. Persons") were issued pursuant to an exemption by reason of Section 4(2) of the Security Act. Shares issued to non-U.S. Persons were issued pursuant to an exemption by reason of Regulation S under the Securities Act. The sales were made without general solicitation or advertising. Each purchaser who was a U.S. Person was an accredited investor or a sophisticated investor with access to all relevant information necessary. The Company has filed a Registration Statement on Form S-3 covering the resale of such securities.

ITEM 6.  SELECTED FINANCIAL DATA

                           SELECTED FINANCIAL DATA(1)
                         FIVE YEARS ENDED JULY 29, 2000
                     (IN MILLIONS, EXCEPT PER-SHARE AMOUNTS)

                                      July 29,           July 31,           July 25,          July 26,          July 28,
                                        2000               1999              1998              1997              1996
                                        ----               ----              ----              ----              ----
Net sales                             $18,928            $12,173            $8,489            $6,452            $4,101
Net income                            $ 2,668(2)         $ 2,023(3)         $1,331(4)         $1,047(5)         $  915(6)
Net income per common
  share--basic                        $  0.39            $  0.30            $ 0.21            $ 0.17            $ 0.16
Net income per common
  share--diluted                      $  0.36(2)         $  0.29(3)         $ 0.20(4)         $ 0.17(5)         $ 0.15(6)
Shares used in per-common
  share calculation--basic*             6,917              6,646             6,312             6,007             5,758
Shares used in per-common
  share calculation--diluted*           7,438              7,062             6,658             6,287             6,008
Total assets                          $32,870            $14,893            $9,043            $5,504            $3,647


* Reflects the two-for-one stock split effective March 2000.

(1) All historical financial information has been restated to reflect the acquisitions that were accounted for as poolings of interests (see Note 3 to the Consolidated Financial Statements).

(2) Net income and net income per common share include in-process research and development expenses of $1.37 billion, amortization of goodwill and purchased intangible assets of $291 million, acquisition-related costs of $62 million, payroll tax on stock option exercises of $51 million, and net gains realized on minority investments of $531 million. Pro forma net income and diluted net income per common share, excluding these items net of tax of $0, were $3.91 billion and $0.53, respectively.

(3) Net income and net income per common share include in-process research and development expenses of $471 million, amortization of goodwill and purchased intangible assets of $61 million, and acquisition-related costs of $16 million. Pro forma net income and diluted net income per common share, excluding these items net of tax benefits of $54 million, were $2.52 billion and $0.36, respectively.

(4) Net income and net income per common share include in-process research and development expenses of $594 million, amortization of goodwill and purchased intangible assets of $23 million, and net gains realized on minority investments of $5 million. Pro forma net income and diluted net income per common share, excluding these items net of tax benefits of $67 million, were $1.88 billion and $0.28, respectively.

(5) Net income and net income per common share include in-process research and development expenses of $508 million, amortization of goodwill and purchased intangible assets of $11 million, and net gains realized on minority investments of $152 million. Pro forma net income and diluted net income per common share, excluding these items net of tax benefits of $7 million, were $1.42 billion and $0.23, respectively.

(6) Net income and net income per common share include amortization of goodwill and purchased intangible assets of $14 million. Pro forma net income and diluted net income per common share, excluding this item net of a tax benefit of $2 million, were $927 million and $0.15, respectively.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

All historical financial information has been restated to reflect the acquisitions that were accounted for as poolings of interests (see Note 3 to the Consolidated Financial Statements).

FORWARD-LOOKING STATEMENTS

Certain statements contained in this Annual Report, including, without limitation, statements containing the words "believes," "anticipates," "estimates," "expects," "projections," and words of similar import, constitute "forward-looking statements." You should not place undue reliance on these forward-looking statements. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including risks faced by us described in this Report, including those set forth under the section entitled "Risk Factors" in Item 1, and the other documents we file with the Securities and Exchange Commission ("SEC"), including our most recent reports on Form 10-K, Form 8-K, and Form 10-Q, and amendments thereto.

COMPARISON OF FISCAL 2000 AND FISCAL 1999

Net sales in fiscal 2000 were $18.93 billion, compared with $12.17 billion in fiscal 1999, an increase of 55.5%. The increase in net sales was primarily a result of increased unit sales of switch, router, and access products; growth in the sales of add-on boards that provide increased functionality; optical transport products; and maintenance, service, and support sales (see Note 12 to the Consolidated Financial Statements).

We manage our business on four geographic theaters: the Americas; Europe, the Middle East, and Africa ("EMEA"); Asia Pacific; and Japan. Summarized financial information by theater for fiscal 2000 and 1999 is presented in the following table (in millions):


                                                                     Percentage of
                                    Amount                             Net Sales
                           --------------------------          -------------------------
                           July 29,          July 31,          July 29,         July 31,
Years Ended                  2000              1999              2000             1999
-----------                --------          --------          --------         --------
Net sales:
 Americas                  $ 12,924          $  8,088              68.3%            66.4%
 EMEA                         4,770             3,216              25.2             26.4
 Asia Pacific                 1,705               825               9.0              6.8
 Japan                          935               566               4.9              4.7
 Sales adjustments           (1,406)             (522)             (7.4)            (4.3)
                           --------          --------          --------         --------
    Total                  $ 18,928          $ 12,173             100.0%           100.0%
                           ========          ========          ========         ========


The revenue growth for each theater was primarily driven by market demand and the deployment of Internet technologies and business solutions.

Gross margin in fiscal 2000 was 64.4%, compared with 65.0% in fiscal 1999. The following table shows the standard margins for each theater:


                                                                        July 29,   July 31,
Years Ended                                                               2000       1999
-----------                                                               ----       ----
Standard margins:
 Americas                                                                72.8%       72.2%
 EMEA                                                                    75.1%       74.0%
 Asia Pacific                                                            71.3%       71.0%
 Japan                                                                   78.8%       77.0%

The net sales and standard margins by geographic theater differ from the amounts recognized under generally accepted accounting principles because we do not allocate certain sales adjustments, production overhead, and manufacturing variances and other related costs to the theaters. Sales adjustments relate to revenue deferrals and reserves, credit memos, returns, and other timing differences.

Standard margins increased for all geographic theaters as compared with fiscal 1999. The decrease in the overall gross margin was primarily due to shifts in product mix, introduction of new products, which generally have lower margins when first released, higher production-related costs, the continued pricing pressure seen from competitors in certain product areas, and the above-mentioned sales adjustments, which were not included in the standard margins.

We expect gross margin may be adversely affected by increases in material or labor costs, heightened price competition, increasing levels of services, higher inventory balances, introduction of new products for new high-growth markets, and changes in channels of distribution or in the mix of products sold. We believe gross margin may additionally be impacted due to constraints relating to certain component shortages that currently exist in the supply chain. We may also experience a lower gross margin as the product mix for access and optical product volume grows.

We have recently introduced several new products, with additional new products scheduled to be released in the future. Increase in demand would result in increased manufacturing capacity, which in turn would result in higher inventory balances. In addition, our vendor base is capacity-constrained, and this could result in increased cost pressure on certain components. If product or related warranty costs associated with these new products are greater than we have experienced, gross margin may be adversely affected. Our gross margin may also be impacted by geographic mix, as well as the mix of configurations within each product group. We continue to expand into third-party or indirect-distribution channels, which generally results in a lower gross margin. In addition, increasing third-party and indirect-distribution channels generally results in greater difficulty in forecasting the mix of our product, and to a certain degree, the timing of orders from our customers. Downward pressures on our gross margin may be further impacted by other factors, such as increased percentage of revenue from service provider markets, which may have lower margins or an increase in product costs, which could adversely affect our future operating results.

Research and development ("R&D") expenses in fiscal 2000 were $2.70 billion, compared with $1.66 billion in fiscal 1999, an increase of 62.6%. R&D expenses, as a percentage of net sales, increased to 14.3% in fiscal 2000, compared with 13.7% in fiscal 1999. The increase reflected our ongoing R&D efforts in a wide variety of areas such as data, voice, and video integration, digital subscriber line ("DSL") technologies, cable modem technology, wireless access, dial access, enterprise switching, optical transport, security, network management, and high-end routing technologies, among others. A significant portion of the increase was due to the addition of new personnel, partly through acquisitions, as well as higher expenditures on prototypes and depreciation on additional lab equipment. We also continued to purchase technology in order to bring a broad range of products to the market in a timely fashion. If we believe that we are unable to enter a particular market in a timely manner with internally developed products, we may license technology from other businesses or acquire businesses as an alternative to internal R&D. All of our R&D costs are expensed as incurred. We currently expect that R&D expenses will continue to increase in absolute dollars as we continue to invest in technology to address potential market opportunities.

Sales and marketing expenses in fiscal 2000 were $3.95 billion, compared with $2.46 billion in fiscal 1999, an increase of 60.1%. Sales and marketing expenses, as a percentage of net sales, increased to 20.8% in fiscal 2000, compared with 20.2% in fiscal 1999. The increase was principally due to an increase in the size of our direct sales force and related commissions, additional marketing and advertising investments associated with the introduction of new products, the expansion of distribution channels, and general corporate branding. The increase also reflected our efforts to invest in certain key areas, such as expansion of our end-to-end networking strategy and service provider coverage, in order to be positioned to take advantage of future market opportunities. We currently expect that sales and marketing expenses will continue to increase in absolute dollars.

General and administrative ("G&A") expenses in fiscal 2000 were $633 million, compared with $381 million in fiscal 1999, an increase of 66.1%. G&A expenses, as a percentage of net sales, increased to 3.3% in fiscal 2000, compared with 3.1% in fiscal 1999. G&A expenses for fiscal 2000 and 1999 included acquisition-related costs of approximately $62 million and $16 million, respectively. Excluding the acquisition-related costs, the increase in G&A expenses was primarily related to the addition of new personnel and investments in infrastructure. We intend to keep G&A expenses relatively constant as a percentage of net sales; however, this depends on the level of acquisition activity and our growth, among other factors.

Amortization of goodwill and purchased intangible assets included in operating expenses was $291 million in fiscal 2000, compared with $61 million in fiscal 1999. Amortization of goodwill and purchased intangible assets primarily relates to various purchase acquisitions (see Note 3 and Note 4 to the Consolidated Financial Statements). Amortization of goodwill and purchased intangible assets will continue to increase as we acquire companies and technologies.

The amount expensed to in-process research and development ("in-process R&D") arose from the purchase acquisitions completed in fiscal 2000 (see Note 3 to the Consolidated Financial Statements).

The fair values of the existing products and patents, as well as the technology currently under development, were determined using the income approach, which discounts expected future cash flows to present value. The discount rates used in the present value calculations were typically derived from a weighted-average cost of capital analysis and venture capital surveys, adjusted upward to reflect additional risks inherent in the development life cycle. These risk factors have increased the overall discount rate for acquisitions in the current year. We consider the pricing model for products related to these acquisitions to be standard within the high-technology communications equipment industry. However, we do not expect to achieve a material amount of expense reductions or synergies as a result of integrating the acquired in-process technology. Therefore, the valuation assumptions do not include significant anticipated cost savings.

The development of these technologies remains a significant risk due to the remaining effort to achieve technical viability, rapidly changing customer markets, uncertain standards for new products, and significant competitive threats from numerous companies. The nature of the efforts to develop the acquired technologies into commercially viable products consists principally of planning, designing, and testing activities necessary to determine that the products can meet market expectations, including functionality and technical requirements. Failure to bring these products to market in a timely manner could result in a loss of market share or a lost opportunity to capitalize on emerging markets and could have a material adverse impact on our business and operating results.

The following table summarizes the significant assumptions underlying the valuations for our significant purchase acquisitions completed in fiscal 2000 and 1999 (in millions, except percentages):



                                                               Acquisition Assumptions
                                                               -----------------------
                                                          Estimated Cost
                                                            to Complete       Risk-Adjusted
                                                           Technology at         Discount
                                                              Time of          Rate for In-
                    Acquired Company                        Acquisition        Process R&D
                    ----------------                        -----------        -----------
Fiscal 2000
-----------
Monterey Networks, Inc.                                        $   4                 30.0%

The optical systems business of Pirelli S.p.A.                 $   5                 20.0%

Aironet Wireless Communications, Inc.                          $   3                 23.5%

Atlantech Technologies                                         $   6                 37.5%

JetCell, Inc.                                                  $   7                 30.5%

PentaCom, Ltd.                                                 $  13                 30.0%

Qeyton Systems                                                 $   6                 35.0%

Fiscal 1999
-----------
Summa Four, Inc.                                               $   5                 25.0%

Clarity Wireless, Inc.                                         $  42                 32.0%

Selsius Systems, Inc.                                          $  15                 31.0%

PipeLinks, Inc.                                                $   5                 31.0%

Amteva Technologies                                            $   4                 35.0%

Regarding our purchase acquisitions completed in fiscal 2000 and 1999, actual results to date have been consistent, in all material respects, with our assumptions at the time of the acquisitions. The assumptions primarily consist of an expected completion date for the in-process projects, estimated costs to complete the projects, and revenue and expense projections once the products have entered the market. Shipment volumes of products from the above-acquired technologies are not material to our overall financial results at the present time. Therefore, it is difficult to determine the accuracy of overall revenue projections early in the technology or product life cycle. Failure to achieve the expected levels of revenue and net income from these products will negatively impact the return on investment expected at the time that the acquisitions were completed and potentially result in impairment of any other assets related to the development activities.

Interest and other income, net, was $577 million in fiscal 2000, compared with $330 million in fiscal 1999. The increase was primarily due to interest income related to the general increase in cash and investments, which was generated from our operations. Net gains realized on minority investments were $531 million in fiscal 2000. The net gains realized on minority investments were not material in fiscal 1999.

Our pro forma effective tax rate for fiscal 2000 was 30.0%. The actual effective tax rate was 38.6%, which included the impact of nondeductible in-process R&D and acquisition-related costs. Our future effective tax rates could be adversely affected if earnings are lower than anticipated in countries where we have lower effective rates or by unfavorable changes in tax laws and regulations. Additionally, we have provided a valuation allowance on certain of our deferred tax assets because of uncertainty regarding their realizability due to expectation of future employee stock option exercises (see Note 11 to the Consolidated Financial Statements).

COMPARISON OF FISCAL 1999 AND FISCAL 1998

Net sales in fiscal 1999 were $12.17 billion, compared with $8.49 billion in fiscal 1998, an increase of 43.4%. The increase in net sales was primarily a result of increased unit sales of LAN switching products, access servers, high-performance WAN switching and routing products, and maintenance service contracts.

Gross margin in fiscal 1999 was 65.0%, compared with 65.6% in fiscal 1998. The decrease in the overall gross margin was primarily due to our continued shift in revenue mix toward our lower-margin products and the continued pricing pressure seen from competitors in certain product areas.

R&D expenses in fiscal 1999 were $1.66 billion, compared with $1.05 billion in fiscal 1998, an increase of 58.1%. R&D expenses, as a percentage of net sales, increased to 13.7% in fiscal 1999, compared with 12.4% in fiscal 1998. The increase reflected our ongoing R&D efforts in a wide variety of areas such as data, voice, and video integration, DSL technologies, cable modem technology, wireless access, dial access, enterprise switching, security, network management, and high-end routing technologies, among others. A significant portion of the increase was due to the addition of new personnel, partly through acquisitions, as well as higher expenditures on prototypes and depreciation on additional lab equipment.

Sales and marketing expenses in fiscal 1999 were $2.46 billion, compared with $1.58 billion in fiscal 1998, an increase of 56.1%. Sales and marketing expenses, as a percentage of net sales, increased to 20.2% in fiscal 1999, compared with 18.6% in fiscal 1998. The increase was principally due to an increase in the size of our direct sales force and related commissions, television advertising campaigns to build brand awareness, additional marketing and advertising costs associated with the introduction of new products, and the expansion of distribution channels. The increase also reflected our efforts to invest in certain key areas, such as expansion of our end-to-end networking strategy and service provider coverage, in order to be positioned to take advantage of future market opportunities.

G&A expenses in fiscal 1999 were $381 million, compared with $247 million in fiscal 1998, an increase of 54.3%. G&A expenses, as a percentage of net sales, increased to 3.1% in fiscal 1999, compared with 2.9% in fiscal 1998. The increase was primarily related to additional personnel and acquisition-related costs of $16 million.

Amortization of goodwill and purchased intangible assets included in operating expenses was $61 million in fiscal 1999, compared with $23 million in fiscal 1998. Amortization of goodwill and purchased intangible assets increased as we acquired companies and technologies.

Interest and other income, net, in fiscal 1999 was $330 million, compared with $196 million in fiscal 1998. Interest income rose primarily as a result of additional investment income on our increased investment balances.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133, as amended, establishes accounting and reporting standards for derivative instruments and hedging activities. It requires an entity to recognize all derivatives as either assets or liabilities on the balance sheet and measure those instruments at fair value. We do not expect the initial adoption of SFAS 133 to have a material effect on our operations or financial position. We are required to adopt SFAS 133 in the first quarter of fiscal year 2001.

In September 1999, the FASB issued Emerging Issues Task Force Topic No. D-83, "Accounting for Payroll Taxes Associated with Stock Option Exercises" ("EITF D-83"). EITF D-83 requires that payroll tax paid on the difference between the exercise price and the fair value of acquired stock in association with an employee's exercise of stock options be recorded as operating expenses. Payroll tax on stock option exercises of $51 million was expensed in fiscal 2000.

In December 1999, the SEC issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 101, as amended, summarizes certain of the SEC's views in applying generally accepted accounting principles to revenue recognition in financial statements. At this time, we do not expect the adoption of SAB 101 to have a material effect on our operations or financial position; however, the SEC's final guidance for implementation has not been released to date. We are required to adopt SAB 101 in the fourth quarter of fiscal 2001.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents, short-term investments, and investments were $20.50 billion at July 29, 2000, an increase of $10.28 billion from July 31, 1999. The increase was primarily a result of $5.00 billion of net unrealized gains on publicly held investments and $7.70 billion of cash generated by operating and financing activities partially offset by investing activities, including net capital expenditures of $1.09 billion, purchases of technology licenses of $444 million, and investments in lease receivables of $535 million.

Accounts receivable increased 83.9% during fiscal 2000. Days sales outstanding in receivables increased to 37 days for fiscal 2000, from 32 days for fiscal 1999. The increase in accounts receivable and days sales outstanding was due, in part, to growth in total net sales combined with conditions in a number of markets, resulting in longer payment terms.

Inventories increased 87.2% during fiscal 2000; however, inventory turns remained constant at 7.8 times. The increase in inventory levels reflected new product introductions, continued growth in our two-tier distribution system, and increased purchases to secure the supply of certain components. Inventory management remains an area of focus as we balance the need to maintain strategic inventory levels to ensure competitive lead times with the risk of inventory obsolescence due to rapidly changing technology and customer requirements.

At July 29, 2000, we had a line of credit totaling $500 million, which expires in July 2002. There have been no borrowings under this agreement (see Note 7 to the Consolidated Financial Statements).

We have entered into several agreements to lease 448 acres of land located in San Jose, California, where our headquarters operations are established, and 759 acres of land located in Boxborough, Massachusetts; Salem, New Hampshire; Richardson, Texas; and Research Triangle Park, North Carolina, where we have expanded certain R&D and customer-support activities. In connection with these transactions, we have pledged $1.29 billion of our investments as collateral for certain obligations of the leases. We anticipate that we will occupy more leased property in the future that will require similar pledged securities; however, we do not expect the impact of this activity to be material to our liquidity position (see Note 8 to Consolidated Financial Statements).

We believe that our current cash and cash equivalents, short-term investments, line of credit, and cash generated from operations will satisfy our expected working capital, capital expenditure, and investment requirements through at least the next 12 months.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We maintain an investment portfolio of various holdings, types, and maturities. These securities are generally classified as available for sale and, consequently, are recorded on the balance sheet at fair value with unrealized gains or losses reported as a separate component of accumulated other comprehensive income, net of tax. Part of this portfolio includes minority equity investments in several publicly traded companies, the values of which are subject to market price volatility. For example, as a result of recent market price volatility of our publicly traded equity investments, we experienced a $111 million after-tax unrealized loss during the third quarter of fiscal 2000 and a $1.83 billion after-tax unrealized gain during the fourth quarter of fiscal 2000 on these investments. We have also invested in numerous privately held companies, many of which can still be considered in the start-up or development stages. These investments are inherently risky as the market for the technologies or products they have under development are typically in the early stages and may never materialize. We could lose our entire initial investment in these companies. We also have certain real estate lease commitments with payments tied to short-term interest rates. At any time, a sharp rise in interest rates could have a material adverse impact on the fair value of our investment portfolio while increasing the costs associated with our lease commitments. Conversely, declines in interest rates could have a material impact on interest earnings for our investment portfolio. We do not currently hedge these interest rate exposures.

INVESTMENTS

The following table presents the hypothetical changes in fair values in the financial instruments held at July 29, 2000 that are sensitive to changes in interest rates. These instruments are not leveraged and are held for purposes other than trading. The modeling technique used measures the change in fair values arising from selected potential changes in interest rates. Market changes reflect immediate hypothetical parallel shifts in the yield curve of plus or minus 50 basis points ("BPS"), 100 BPS, and 150 BPS over a 12-month horizon. Beginning fair values represent the principal plus accrued interest and dividends of the interest rate-sensitive financial instruments at July 29, 2000. Ending fair values are the market principal plus accrued interest, dividends, and reinvestment income at a 12-month horizon. The following table estimates the fair value of the portfolio at a 12-month horizon (in millions):



                                               Valuation of Securities                             Valuation of Securities
                                               Given an Interest Rate         Fair Value           Given an Interest Rate
                                             Decrease of X Basis Points          as of            Increase of X Basis Points
Issuer                                  (150 BPS)    (100 BPS)     (50 BPS)  July 29,2000     50 BPS       100 BPS       150 BPS
------                                  ---------    ---------     --------  ------------     ------       -------       -------
 U.S. government notes and bonds         $2,350       $2,329        $2,307      $2,285         $2,262       $2,240        $2,218
 State, municipal, and county
   government notes and bonds             3,666        3,632         3,598       3,564          3,529        3,494         3,459
 Corporate notes and bonds                3,296        3,266         3,235       3,204          3,173        3,141         3,110
                                         ------       ------        ------      ------         ------       ------        ------
    Total                                $9,312       $9,227        $9,140      $9,053         $8,964       $8,875        $8,787
                                         ======       ======        ======      ======         ======       ======        ======

A 50 BPS move in the Federal Funds Rate has occurred in nine of the last 10 years; a 100 BPS move in the Federal Funds Rate has occurred in six of the last 10 years; and a 150 BPS move in the Federal Funds Rate has occurred in four of the last 10 years.

The following analysis presents the hypothetical changes in fair values of public equity investments that are sensitive to changes in the stock market. These equity securities are held for purposes other than trading. The modeling technique used measures the hypothetical change in fair values arising from selected hypothetical changes in each stock's price. Stock price fluctuations of plus or minus 15%, plus or minus 35%, and plus or minus 50% were selected based on the probability of their occurrence.

The following table estimates the fair value of the publicly traded corporate equities at a 12-month horizon (in millions):


                                              Valuation of Securities                           Valuation of Securities
                                                 Given X% Decrease                                Given X% Increase
                                               in Each Stock's Price            Fair Value       in Each Stock's Price
                                      --------------------------------------       as of     ----------------------------------
                                          (50%)         (35%)        (15%)     July 29, 2000    15%          35%          50%
                                      -----------   -----------   ----------  -------------- ----------  -----------   --------
Corporate equities                       $3,112         $4,046       $5,291       $6,225        $7,159       $8,404      $9,337

Our equity portfolio consists of securities with characteristics that most closely match the S&P Index or companies traded on the NASDAQ National Market. The NASDAQ Composite Index has shown a 15% movement in each of the last three years and a 35% and 50% movement in at least one of the last three years.

We also have an investment in KPMG Consulting, Inc. in the principal amount of $1.05 billion of Series A Mandatorily Redeemable Convertible Preferred Stock, which carries a 6% dividend rate on the original issue price until converted to common stock. Conversion is at our option upon or after the completion of an initial public offering of KPMG Consulting, Inc. We have not included the investment in the above sensitivity analyses due to the nature of this investment.

LEASES

We are exposed to interest rate risk associated with leases on our facilities where payments are tied to the London Interbank Offered Rate ("LIBOR"). We have evaluated the hypothetical change in lease obligations held at July 29, 2000 due to changes in the LIBOR. The modeling technique used measures hypothetical changes in lease obligations arising from selected hypothetical changes in the LIBOR. The hypothetical market changes reflected immediate parallel shifts in the LIBOR curve of plus or minus 50 BPS, 100 BPS, and 150 BPS over a 12-month period. The results of this analysis were not material in comparison to our financial results.

FOREIGN EXCHANGE FORWARD AND OPTION CONTRACTS

We enter into foreign exchange forward contracts to offset the impact of currency fluctuations on certain nonfunctional currency assets and liabilities, primarily denominated in Australian, Canadian, Japanese, Korean, and several European currencies, primarily the euro and British pound. We also periodically hedge anticipated transactions with purchased currency options.

The foreign exchange forward and option contracts we enter into generally have original maturities ranging from one to three months. We do not enter into foreign exchange forward and option contracts for trading purposes. We do not expect gains or losses on these contracts to have a material impact on our financial results (see Note 8 to the Consolidated Financial Statements).

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                      CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN MILLIONS, EXCEPT PER-SHARE AMOUNTS)


                                                             July 29,         July 31,         July 25,
Years Ended                                                    2000             1999             1998
-----------                                                  --------         --------         --------
NET SALES                                                    $ 18,928         $ 12,173         $  8,489
Cost of sales                                                   6,746            4,259            2,924
                                                             --------         --------         --------

  GROSS MARGIN                                                 12,182            7,914            5,565

Operating expenses:
  Research and development                                      2,704            1,663            1,052
  Sales and marketing                                           3,946            2,465            1,579
  General and administrative                                      633              381              247
  Amortization of goodwill and purchased
    intangible assets                                             291               61               23
  In-process research and development                           1,373              471              594
                                                             --------         --------         --------
    Total operating expenses                                    8,947            5,041            3,495
                                                             --------         --------         --------

OPERATING INCOME                                                3,235            2,873            2,070

Net gains realized on minority investments                        531               --                5
Interest and other income, net                                    577              330              196
                                                             --------         --------         --------

INCOME BEFORE PROVISION FOR INCOME TAXES                        4,343            3,203            2,271
Provision for income taxes                                      1,675            1,180              940
                                                             --------         --------         --------

  NET INCOME                                                 $  2,668         $  2,023         $  1,331
                                                             ========         ========         ========

Net income per common share--basic                           $   0.39         $   0.30         $   0.21
                                                             ========         ========         ========

Net income per common share--diluted                         $   0.36         $   0.29         $   0.20
                                                             ========         ========         ========

Shares used in per-common share calculation--basic              6,917            6,646            6,312
                                                             ========         ========         ========

Shares used in per-common share calculation--diluted            7,438            7,062            6,658
                                                             ========         ========         ========

See Notes to Consolidated Financial Statements.

                           CONSOLIDATED BALANCE SHEETS
                         (IN MILLIONS, EXCEPT PAR VALUE)



                                                                  July 29,         July 31,
                                                                    2000             1999
                                                                  --------         --------
ASSETS
Current assets:
  Cash and cash equivalents                                       $  4,234         $    913
  Short-term investments                                             1,291            1,189
  Accounts receivable, net of allowance for doubtful
    accounts of $43 at 2000 and $27 at 1999                          2,299            1,250
  Inventories, net                                                   1,232              658
  Deferred tax assets                                                1,091              580
  Prepaid expenses and other current assets                            963              171
                                                                  --------         --------

      Total current assets                                          11,110            4,761

Investments                                                         13,688            7,032
Restricted investments                                               1,286            1,080
Property and equipment, net                                          1,426              825
Goodwill and purchased intangible assets, net                        4,087              460
Lease receivables                                                      527              500
Other assets                                                           746              235
                                                                  --------         --------

      TOTAL ASSETS                                                $ 32,870         $ 14,893
                                                                  ========         ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                $    739         $    374
  Income taxes payable                                                 233              630
  Accrued compensation                                               1,317              679
  Deferred revenue                                                   1,386              724
  Other accrued liabilities                                          1,521              631
                                                                  --------         --------

      Total current liabilities                                      5,196            3,038

Commitments and contingencies (Note 8)

Deferred tax liabilities                                             1,132               --
Minority interest                                                       45               44

Shareholders' equity:
  Preferred stock, no par value: 5 shares authorized;
    none issued and outstanding                                         --               --
  Common stock and additional paid-in capital, $0.001 par
    value: 20,000 shares authorized; 7,138 and 6,821
    shares issued and outstanding at 2000 and 1999,
     respectively                                                   14,609            5,731
  Retained earnings                                                  8,358            5,782
  Accumulated other comprehensive income                             3,530              298
                                                                  --------         --------

      Total shareholders' equity                                    26,497           11,811
                                                                  --------         --------

      TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                  $ 32,870         $ 14,893
                                                                  ========         ========


See Notes to Consolidated Financial Statements.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (IN MILLIONS)


                                                                           July 29,          July 31,          July 25,
Years Ended                                                                  2000              1999              1998
-----------                                                                --------          --------          --------
Cash flows from operating activities:
  Net income                                                               $  2,668          $  2,023          $  1,331
  Adjustments to reconcile net income to
   net cash provided by operating activities:
     Depreciation and amortization                                              863               489               329
     Provision for doubtful accounts                                             40                19                43
     Provision for inventory allowances                                         339               151               161
     Deferred income taxes                                                     (782)             (247)              (76)
     Tax benefits from employee stock option plans                            2,495               837               422
     Adjustment to conform fiscal year ends of pooled acquisitions              (18)                1                --
     In-process research and development                                      1,279               379               436
     Gains on minority investments                                              (92)               --                --
     Change in operating assets and liabilities:
       Accounts receivable                                                   (1,043)               45              (166)
       Inventories                                                             (887)             (443)             (267)
       Prepaid expenses and other current assets                               (249)             (101)               21
       Accounts payable                                                         286               111                32
       Income taxes payable                                                    (365)              217               155
       Accrued compensation                                                     576               285               123
       Deferred revenue                                                         662               385               156
       Other accrued liabilities                                                369               174               165
                                                                           --------          --------          --------

         Net cash provided by operating activities                            6,141             4,325             2,865
                                                                           --------          --------          --------

Cash flows from investing activities:
  Purchases of short-term investments                                        (2,473)           (1,250)           (1,611)
  Proceeds from sales and maturities of short-term investments                2,481             1,660             1,751
  Purchases of investments                                                  (14,778)           (5,632)           (3,561)
  Proceeds from sales and maturities of investments                          13,240             1,994             1,107
  Purchases of restricted investments                                          (458)           (1,101)             (527)
  Proceeds from sales and maturities of restricted investments                  206               560               337
  Acquisition of property and equipment                                      (1,086)             (602)             (429)
  Purchases of technology licenses                                             (444)              (95)               --
  Acquisition of businesses, net of cash and cash equivalents                    24               (19)               --
  Net investment in lease receivables                                          (535)             (310)             (171)
  Other                                                                        (554)             (190)                1
                                                                           --------          --------          --------

       Net cash used in investing activities                                 (4,377)           (4,985)           (3,103)
                                                                           --------          --------          --------

Cash flows from financing activities:
  Issuance of common stock                                                    1,564               947               555
  Other                                                                          (7)                7                (7)
                                                                           --------          --------          --------

       Net cash provided by financing activities                              1,557               954               548
                                                                           --------          --------          --------

Net increase in cash and cash equivalents                                     3,321               294               310
Cash and cash equivalents, beginning of fiscal year                             913               619               309
                                                                           --------          --------          --------

Cash and cash equivalents, end of fiscal year                              $  4,234          $    913          $    619
                                                                           ========          ========          ========

See Notes to Consolidated Financial Statements.

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                  (IN MILLIONS)


                                                               Common Stock                Accumulated
                                                 Common Stock      and                        Other           Total
                                                   Number of    Additional     Retained   Comprehensive    Shareholders'
                                                    Shares    Paid-In Capital  Earnings       Income          Equity
                                                 ------------ --------------  ----------   -------------   -------------
BALANCE AT JULY 26, 1997                              6,163      $  1,814      $  2,478       $     40       $  4,332
Net income                                               --            --         1,331             --          1,331
Change in net unrealized gains on investments            --            --            --             28             28
Translation adjustments                                  --            --            --            (10)           (10)
                                                                                                             --------
Comprehensive income                                     --            --            --             --          1,349
                                                                                                             --------
Issuance of common stock                                280           555            --             --            555
Tax benefits from employee stock option plans            --           422            --             --            422
Pooling of interests acquisitions                         6            12            (9)            --              3
Purchase acquisitions                                    42           536            --             --            536
                                                   --------      --------      --------       --------       --------

BALANCE AT JULY 25, 1998                              6,491         3,339         3,800             58          7,197
Net income                                               --            --         2,023             --          2,023
Change in net unrealized gains on investments            --            --            --            234            234
Translation adjustments                                  --            --            --              6              6
                                                                                                             --------
Comprehensive income                                     --            --            --             --          2,263
                                                                                                             --------
Issuance of common stock                                300           947            --             --            947
Tax benefits from employee stock option plans            --           837            --             --            837
Pooling of interests acquisitions                         4            38           (42)            --             (4)
Purchase acquisitions                                    26           570            --             --            570
Adjustment to conform fiscal year
  ends of pooled acquisitions                            --            --             1             --              1
                                                   --------      --------      --------       --------       --------

BALANCE AT JULY 31, 1999                              6,821         5,731         5,782            298         11,811
Net income                                               --            --         2,668             --          2,668
Change in net unrealized gains on investments            --            --            --          3,240          3,240
Translation adjustments                                  --            --            --             (8)            (8)
                                                                                                             --------
Comprehensive income                                     --            --            --             --          5,900
                                                                                                             --------
Issuance of common stock                                219         1,564            --             --          1,564
Tax benefits from employee stock option plans            --         3,077            --             --          3,077
Pooling of interests acquisitions                        20            75           (74)            --              1
Purchase acquisitions                                    78         4,162            --             --          4,162
Adjustment to conform fiscal year
  ends of pooled acquisitions                            --            --           (18)            --            (18)
                                                   --------      --------      --------       --------       --------

BALANCE AT JULY 29, 2000                              7,138      $ 14,609      $  8,358       $  3,530       $ 26,497
                                                   ========      ========      ========       ========       ========

See Notes to Consolidated Financial Statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   DESCRIPTION OF BUSINESS

Cisco Systems, Inc. and its subsidiaries ("Cisco" or the "Company") is the worldwide leader in networking for the Internet. Cisco hardware, software, and service offerings are used to create Internet solutions so that individuals, companies, and countries have seamless access to information - regardless of differences in time and place. Cisco solutions provide competitive advantage to our customers through more efficient and timely exchange of information, which in turn leads to cost savings, process efficiencies, and closer relationships with their customers, prospects, business partners, suppliers, and employees. These solutions form the networking foundation for companies, universities, utilities, and government agencies worldwide.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

FISCAL YEAR The Company's fiscal year is the 52 or 53 weeks ending on the last Saturday in July. Fiscal 2000, 1999, and 1998 were 52-week, 53-week, and 52-week fiscal years, respectively.

PRINCIPLES OF CONSOLIDATION The Consolidated Financial Statements include the accounts of Cisco Systems, Inc. and its subsidiaries. All significant intercompany accounts and transactions have been eliminated.

CASH AND CASH EQUIVALENTS The Company considers all highly liquid investments purchased with an original or remaining maturity of less than three months at the date of purchase to be cash equivalents. Substantially all cash and cash equivalents are custodied with three major financial institutions.

INVESTMENTS The Company's investments comprise U.S., state, and municipal government obligations; corporate debt securities; and public corporate equity securities. Investments with maturities of less than one year are considered short-term and are carried at fair value. All investments are primarily held in the Company's name and custodied with two major financial institutions. The specific identification method is used to determine the cost of securities disposed. At July 29, 2000 and July 31, 1999, substantially all of the Company's investments were classified as available for sale. Unrealized gains and losses on these investments are included as a separate component of shareholders' equity, net of any related tax effect.

The Company also has certain other minority investments in nonpublicly traded companies. These investments are included in other assets on the Company's balance sheet and are generally carried at cost. The Company monitors these investments for impairment and makes appropriate reductions in carrying values when necessary.

INVENTORIES Inventories are stated at the lower of cost or market. Cost is computed using standard cost, which approximates actual cost on a first-in, first-out basis.

RESTRICTED INVESTMENTS Restricted investments consist of U.S. government obligations with maturities of more than one year. These investments are carried at fair value and are restricted as to withdrawal. Restricted investments are held in the Company's name and custodied with two major financial institutions.

FAIR VALUE OF FINANCIAL INSTRUMENTS Carrying amounts of certain of the Company's financial instruments, including cash and cash equivalents, accrued compensation, and other accrued liabilities, approximate fair value because of their short maturities. The fair values of investments are determined using quoted market prices for those securities or similar financial instruments.

CONCENTRATIONS Cash and cash equivalents are primarily maintained with three major financial institutions in the United States. Deposits held with banks may exceed the amount of insurance provided on such deposits. Generally, these deposits may be redeemed upon demand and therefore, bear minimal risk.

The Company performs ongoing credit evaluations of its customers and, with the exception of certain financing transactions, does not require collateral from its customers.

The Company receives certain of its components from sole suppliers. Additionally, the Company relies on a limited number of hardware manufacturers. The inability of any supplier or manufacturer to fulfill supply requirements of the Company could materially impact future operating results.

REVENUE RECOGNITION The Company generally recognizes product revenue when persuasive evidence of an arrangement exists, delivery has occurred, fee is fixed or determinable, and collectibility is probable. Revenue from service obligations is deferred and generally recognized ratably over the period of the obligation. The Company makes certain sales to partners in two-tier distribution channels. These partners are generally given privileges to return a portion of inventory and participate in various cooperative marketing programs. The Company recognizes revenue to two-tier distributors based on estimates which approximate the point products have been sold by the distributors and also maintains accruals and allowances for all cooperative marketing and other programs. The Company accrues for warranty costs, sales returns, and other allowances based on its experience.

LEASE RECEIVABLES Cisco provides a variety of lease financing services to its customers to build, maintain, and upgrade their networks. Lease receivables represent the principal balance remaining in sales-type and direct-financing leases under these programs. These leases typically have two to three year terms and are collateralized by a security interest in the underlying assets.

ADVERTISING COSTS The Company expenses all advertising costs as incurred.

SOFTWARE DEVELOPMENT COSTS Software development costs, which are required to be capitalized pursuant to Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed," have not been material to date.

DEPRECIATION AND AMORTIZATION Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization is computed using the straight-line method over the estimated useful lives of the assets. Estimated useful lives of 24 to 30 months are used on computer equipment and related software and production and engineering equipment and five years for office equipment, furniture, and fixtures. Depreciation and amortization of leasehold improvements is computed using the shorter of the remaining lease term or five years.

GOODWILL AND PURCHASED INTANGIBLE ASSETS Goodwill and purchased intangible assets are carried at cost less accumulated amortization. Amortization is computed using the straight-line method over the economic lives of the respective assets, generally three to five years.

INCOME TAXES Income tax expense is based on pre-tax financial accounting income. Deferred tax assets and liabilities are recognized for the expected tax consequences of temporary differences between the tax bases of assets and liabilities and their reported amounts.

COMPUTATION OF NET INCOME PER COMMON SHARE Basic net income per common share is computed using the weighted-average number of common shares outstanding during the period. Diluted net income per common share is computed using the weighted-average number of common and dilutive common equivalent shares outstanding during the period. Dilutive common equivalent shares consist of stock options. Share and per-common share data for all periods presented reflect the two-for-one stock split effective March 2000.

FOREIGN CURRENCY TRANSLATION Assets and liabilities of non-U.S. subsidiaries that operate in a local currency environment are translated to U.S. dollars at exchange rates in effect at the balance sheet date with the resulting translation adjustments recorded directly to a separate component of shareholders' equity. Income and expense accounts are translated at average exchange rates during the year. Where the U.S. dollar is the functional currency, translation adjustments are recorded in income.

DERIVATIVES The Company enters into foreign exchange forward contracts to minimize the short-term impact of foreign currency fluctuations on assets and liabilities denominated in currencies other than the functional currency of the reporting entity. All foreign exchange forward contracts are highly inversely correlated to the hedged items and are designated as, and considered effective as, hedges of the underlying assets or liabilities. Gains and losses on the contracts are included in interest and other income, net, and offset foreign exchange gains or losses from the revaluation of intercompany balances or other current assets and liabilities denominated in currencies other than the functional currency of the reporting entity. Fair values of foreign exchange forward contracts are determined using published rates. If a derivative contract terminates prior to maturity, the investment is shown at its fair value with the resulting gain or loss reflected in interest and other income, net. The Company periodically hedges anticipated transactions with purchased currency options. The premium paid is amortized over the life of the option while any intrinsic value is recognized in income during the same period as the hedged transaction.

MINORITY INTEREST Minority interest represents the preferred stockholders' proportionate share of the equity of Cisco Systems, K.K. (Japan). At July 29, 2000, the Company owned all issued and outstanding common stock amounting to 73.2% of the voting rights. Each share of preferred stock is convertible into one share of common stock at any time at the option of the holder.

USE OF ESTIMATES The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the Consolidated Financial Statements and accompanying notes. Estimates are used for, but not limited to, the accounting for the allowance for doubtful accounts, inventory allowances, depreciation and amortization, sales returns, warranty costs, taxes, and contingencies.
Actual results could differ from these estimates.

IMPAIRMENT OF LONG-LIVED ASSETS Long-lived assets and certain identifiable intangible assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the asset and its eventual disposition. Measurement of an impairment loss for long-lived assets and certain identifiable intangible assets that management expects to hold and use are based on the fair value of the asset. Long-lived assets and certain identifiable intangible assets to be disposed of are reported at the lower of carrying amount or fair value less costs to sell.

RECENT ACCOUNTING PRONOUNCEMENTS In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133, as amended, establishes accounting and reporting standards for derivative instruments and hedging activities. It requires an entity to recognize all derivatives as either assets or liabilities on the balance sheet and measure those instruments at fair value. Management does not expect the initial adoption of SFAS 133 to have a material effect on the Company's operations or financial position. The Company is required to adopt SFAS 133 in the first quarter of fiscal 2001.

In September 1999, the FASB issued Emerging Issues Task Force Topic No. D-83, "Accounting for Payroll Taxes Associated with Stock Option Exercises" ("EITF D-83"). EITF D-83 requires that payroll tax paid on the difference between the exercise price and the fair value of acquired stock in association with an employee's exercise of stock options be recorded as operating expenses. Payroll tax on stock option exercises of $51 million was expensed in fiscal 2000.

In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 101, as amended, summarizes certain of the SEC's views in applying generally accepted accounting principles to revenue recognition in financial statements. At this time, management does not expect the adoption of SAB 101 to have a material effect on the Company's operations or financial position; however, the SEC's final guidance for implementation has not been released to date. The Company is required to adopt SAB 101 in the fourth quarter of fiscal 2001.

RECLASSIFICATIONS Certain reclassifications have been made to prior year balances in order to conform to the current year presentation.

3. BUSINESS COMBINATIONS

POOLING OF INTERESTS COMBINATIONS

In fiscal 2000, the Company acquired StratumOne Communications, Inc. ("StratumOne"); TransMedia Communications, Inc. ("TransMedia"); Cerent Corporation ("Cerent"); WebLine Communications Corporation ("WebLine"); SightPath, Inc. ("SightPath"); InfoGear Technology Corporation ("InfoGear"); and ArrowPoint Communications, Inc. ("ArrowPoint"), which were accounted for as poolings of interests. All historical financial information has been restated to reflect these acquisitions. In addition, the historical financial information has been restated to reflect the acquisition of Fibex Systems ("Fibex"), which was completed in the fourth quarter of fiscal 1999 and accounted for as a pooling of interests. These transactions are summarized as follows (in millions):


                                                           Shares of
                                                          Cisco Stock
                                                       Issued, Including     Fair Value of
Acquisition Date           Acquired Company             Options Assumed       Acquisition
----------------           ----------------             ---------------       -----------
May 1999                   Fibex                               11.5            $   314
September 1999             StratumOne                          13.3            $   435
September 1999             TransMedia                          13.9            $   407
November 1999              Cerent                             200.0            $ 6,900
November 1999              WebLine                              8.6            $   325
May 2000                   SightPath                           11.4            $   800
June 2000                  InfoGear                             4.7            $   301
June 2000                  ArrowPoint                          90.2            $ 5,700


All of these acquired companies used a calendar year end. In order for all companies to operate on the same fiscal year, operations for the one-month period ending July 31, 1999, which were not significant to the Company, have been reflected as an adjustment to retained earnings in fiscal 2000. No significant adjustments were necessary to conform accounting policies. However, the companies' historical results have been adjusted to reflect the elimination of previously provided valuation allowances on deferred tax assets. There were no intercompany transactions requiring elimination in any period presented. The following table shows the historical results for the periods prior to the mergers of these entities (in millions):



                                             Years Ended
                    Nine Months Ended  -----------------------
                        April 29,      July 31,       July 25,
                          2000           1999           1998
                        --------       --------       --------
Net sales:
  Cisco                 $ 13,147       $ 12,154       $  8,488
  Fibex                       --              3             --
  StratumOne                  --             --             --
  TransMedia                  --             --             --
  Cerent                      35             10             --
  WebLine                      1              3              1
  SightPath                   --             --             --
  InfoGear                    --             --             --
  ArrowPoint                  25              3             --
                        --------       --------       --------
     Total              $ 13,208       $ 12,173       $  8,489
                        ========       ========       ========

Net income (loss):
  Cisco                 $  1,932       $  2,096       $  1,355
  Fibex                       --            (13)            (3)
  StratumOne                  (3)            (6)            (1)
  TransMedia                  (4)            (7)            --
  Cerent                     (15)           (31)            (9)
  WebLine                     (3)            (4)            (2)
  SightPath                   (8)            (2)            --
  InfoGear                   (15)            (5)            (5)
  ArrowPoint                 (12)            (5)            (4)
                        --------       --------       --------
     Total              $  1,872       $  2,023       $  1,331
                        ========       ========       ========


In fiscal 1999, the Company acquired GeoTel Communications Corporation and approximately 68 million shares of common stock were exchanged and options were assumed for a fair value of $2 billion. The transaction was accounted for as a pooling of interests and all periods presented prior to fiscal 1999 were restated.

OTHER POOLING OF INTERESTS COMBINATIONS COMPLETED AS OF JULY 29, 2000

The Company has also completed a number of other pooling transactions during the three years ended July 29, 2000. The historical operations of these entities were not material to the Company's consolidated operations on either an individual or aggregate basis; therefore, prior period statements have not been restated for these acquisitions. These transactions are summarized as follows (in millions):


                                                          Shares of
                                                         Cisco Stock
                                                      Issued, Including     Fair Value of
Fiscal Year                  Acquired Company          Options Assumed       Acquisition
-----------                  ----------------          ---------------       -----------
1998                         Precept Software, Inc.          6.0                $  84
1999                         Sentient Networks, Inc.         4.0                $ 131
2000                         Cocom A/S                       1.9                $  66
2000                         V-Bits, Inc.                    2.8                $ 128
2000                         Growth Networks, Inc.           5.6                $ 355
2000                         Altiga Networks, Inc.           6.3                $ 335
2000                         Compatible Systems
                             Corporation                     3.8                $ 232


PURCHASE COMBINATIONS

During the three years ended July 29, 2000, the Company completed a number of purchase acquisitions. The Consolidated Financial Statements include the operating results of each business from the date of acquisition. Pro forma results of operations have not been presented because the effects of these acquisitions were not material on either an individual or an aggregate basis.

The amounts allocated to in-process research and development ("in-process R&D") were determined through established valuation techniques in the high-technology communications equipment industry and were expensed upon acquisition because technological feasibility had not been established and no future alternative uses existed. Amounts allocated to goodwill and purchased intangible assets are amortized on a straight-line basis over periods not exceeding five years. A summary of purchase transactions is outlined as follows (in millions):


                                                           In-Process R&D          Form of Consideration
Acquired Company                       Consideration          Expense          and Other Notes to Acquisition
----------------                       -------------          -------          ------------------------------
FISCAL 2000
-----------
Monterey Networks, Inc.                   $  517               $ 354           Common stock and options assumed; $14
                                                                               in liabilities assumed; goodwill and
                                                                               other intangibles recorded of $154
The optical systems business of           $2,018               $ 245           Common stock; $362 in liabilities
  Pirelli S.p.A.                                                               assumed; goodwill and other
                                                                               intangibles recorded of $1,717
Aironet Wireless Communications,          $  835               $ 243           Common stock and options assumed; $34
  Inc.                                                                         in liabilities assumed; goodwill and
                                                                               other intangibles recorded of $589
Atlantech Technologies                    $  179               $  63           Cash of $92; common stock and options
                                                                               assumed; $1 in liabilities assumed;
                                                                               goodwill and other intangibles
                                                                               recorded of $140
JetCell, Inc.                             $  203               $  88           Cash of $5; common stock and options
                                                                               assumed; $2 in liabilities assumed;
                                                                               goodwill and other intangibles
                                                                               recorded of $137
PentaCom, Ltd.                            $  102               $  49           Cash of $26; common stock and options
                                                                               assumed; goodwill and other
                                                                               intangibles recorded of $40
Qeyton Systems                            $  887               $ 260           Common stock; goodwill and other
                                                                               intangibles recorded of $567
Other                                     $  228               $  71           Cash of $31; common stock and options
                                                                               assumed; $5 in liabilities assumed;
                                                                               goodwill and other intangibles
                                                                               recorded of $155
FISCAL 1999
-----------
Summa Four, Inc.                          $  129               $  64           Common stock and options assumed; $16
                                                                               in liabilities assumed; goodwill and
                                                                               other intangibles recorded of $29
Clarity Wireless, Inc.                    $  153               $  94           Common stock and options assumed;
                                                                               goodwill and other intangibles
                                                                               recorded of $73
Selsius Systems, Inc.                     $  134               $  92           Cash of $111; options assumed;
                                                                               goodwill and other intangibles
                                                                               recorded of $41
PipeLinks, Inc.                           $  118               $  99           Common stock and options assumed;
                                                                               goodwill and other intangibles
                                                                               recorded of $11
Amteva Technologies, Inc.                 $  159               $  81           Common stock and options assumed; $9
                                                                               in liabilities assumed; goodwill and
                                                                               other intangibles recorded of $85
Other                                     $   58               $  41           Common stock and options assumed;
                                                                               goodwill and other intangibles
                                                                               recorded of $18




FISCAL 1998
-----------
Dagaz Technologies, Inc.                  $  130               $ 127           Cash of $108; $18 in common stock;
                                                                               liabilities assumed of $4
LightSpeed International, Inc.            $  161               $ 143           Common stock and options assumed;
                                                                               other intangibles recorded of $15
WheelGroup Corporation                    $  124               $  97           Common stock and options assumed;
                                                                               goodwill and other intangibles
                                                                               recorded of $38
NetSpeed International, Inc.              $  252               $ 179           Cash of $12; common stock and options
                                                                               assumed; liabilities assumed of $18;
                                                                               goodwill and other intangibles
                                                                               recorded of $76
Other                                     $   51               $  48           Cash of $38 and options assumed

OTHER PURCHASE COMBINATIONS COMPLETED AS OF JULY 29, 2000

In fiscal 2000, the Company acquired Maxcomm Technologies, Inc.; Calista, Inc.; Tasmania Network Systems, Inc.; Internet Engineering Group, LLC; Worldwide Data Systems, Inc.; and Seagull Networks, Ltd. for a total purchase price of $228 million, paid in common stock and cash. Total in-process R&D related to these acquisitions amounted to $71 million.

Total in-process R&D expense in fiscal 2000, 1999, and 1998 was $1.37 billion, $471 million, and $594 million, respectively. The in-process R&D expense that was attributable to stock consideration for the same periods was $1.28 billion, $379 million, and $436 million, respectively.

4. BALANCE SHEET DETAIL

The following tables provide details of selected balance sheet items (in millions):


                                                                         July 29,       July 31,
                                                                           2000           1999
                                                                        --------       --------
INVENTORIES, NET:
Raw materials                                                           $    145       $    143
Work in process                                                              472            198
Finished goods                                                               496            282
Demonstration systems                                                        119             35
                                                                        --------       --------
  Total                                                                 $  1,232       $    658
                                                                        ========       ========

PROPERTY AND EQUIPMENT, NET:
Leasehold improvements                                                  $    607       $    289
Computer equipment and related software                                      908            639
Production and engineering equipment                                         407            238
Office equipment, furniture, and fixtures                                  1,083            685
                                                                        --------       --------
                                                                           3,005          1,851
Less, accumulated depreciation and amortization                           (1,579)        (1,026)
                                                                        --------       --------
  Total                                                                 $  1,426       $    825
                                                                        ========       ========

GOODWILL AND PURCHASED INTANGIBLE ASSETS, NET:
Goodwill                                                                $  2,937       $    157
Purchased intangible assets                                                1,558            395
                                                                        --------       --------
                                                                           4,495            552
Less, accumulated amortization                                              (408)           (92)
                                                                        --------       --------
  Total                                                                 $  4,087       $    460
                                                                        ========       ========

The following table presents the details of the amortization of goodwill and purchased intangible assets as reported in the Consolidated Statements of
Operations:


                                                                  July 29,    July 31,  July 25,
Years Ended                                                         2000        1999      1998
-----------                                                      ----------  --------- --------
Reported as:
  Cost of sales                                                  $      25   $      1  $     --
  Operating expenses                                                   291         61        23
                                                                 ---------   --------  --------
     Total                                                       $     316   $     62  $     23
                                                                 =========   ========  ========

5. LEASE RECEIVABLES

Lease receivables represent sales-type and direct-financing leases resulting from the sale of the Company's and complementary third-party products and services. These lease arrangements typically have terms from two to three years and are usually collateralized by a security interest in the underlying assets. The net lease receivables are summarized as follows (in millions):


                                                                           July 29,       July 31,
                                                                            2000           1999
                                                                          --------       --------
Gross lease receivables                                                   $  1,310       $    663
Unearned income and other reserves                                            (195)           (83)
                                                                          --------       --------
  Total                                                                      1,115            580
Less, current portion                                                         (588)           (80)
                                                                          --------       --------
  Long-term lease receivables, net                                        $    527       $    500
                                                                          ========       ========

Contractual maturities of the gross lease receivables at July 29, 2000 were $588 million in fiscal 2001, $354 million in fiscal 2002, $337 million in fiscal 2003, $29 million in fiscal 2004, and $2 million in fiscal 2005. Actual cash collections may differ from the contractual maturities due to early customer buyouts or refinancings. The current portion of lease receivables is included in prepaid expenses and other current assets.

6. INVESTMENTS

The following tables summarize the Company's investments in securities (in millions):


                                                                 Gross        Gross
                                                    Amortized  Unrealized  Unrealized     Fair
JULY 29, 2000                                          Cost       Gains       Losses      Value
-------------                                       ---------- ----------- -----------   --------
U.S. government notes and bonds                      $  2,317      $   --     $  (32)    $  2,285
State, municipal, and county
  government notes and bonds                            3,592          13        (41)       3,564
Corporate notes and bonds                               3,222           1        (19)       3,204
Corporate equity securities                               641       5,621        (37)       6,225
Mandatorily redeemable convertible
 preferred stock                                          987      --             --          987
                                                    ---------     ---         ------     --------
   Total                                             $ 10,759      $5,635     $ (129)    $ 16,265
                                                    =========      ======     =======    ========
Reported as:
   Short-term investments                                                                $  1,291
   Investments                                                                             13,688
   Restricted investments                                                                   1,286
                                                                                         --------
      Total                                                                              $ 16,265
                                                                                         ========



                                                                   Gross       Gross
                                                    Amortized   Unrealized  Unrealized    Fair
JULY 31, 1999                                          Cost        Gains      Losses      Value
-------------                                       ----------  ----------  ----------   -------
U.S. government notes and bonds                       $ 2,187      $  --       $ (29)    $  2,158
State, municipal, and county
  government notes and bonds                            5,177          5         (44)       5,138
Corporate notes and bonds                               1,145         --         (17)       1,128
Corporate equity securities                               288        615         (26)         877
                                                      -------      -----       -----     --------
  Total                                               $ 8,797      $ 620       $(116)    $  9,301
                                                      =======      =====       ======    ========
Reported as:
  Short-term investments                                                                 $  1,189
  Investments                                                                               7,032
  Restricted investments                                                                    1,080
                                                                                         --------
    Total                                                                                $  9,301
                                                                                         ========


Net gains realized on minority investments were $531 million in fiscal 2000. The net gains realized on minority investments that were attributable to noncash activity were $92 million in fiscal 2000. The net gains realized on minority investments were not material in fiscal 1999 and were $5 million in fiscal 1998.

The following table summarizes debt investment and mandatorily redeemable convertible preferred stock maturities (including restricted investments) at July 29, 2000 (in millions):


                                                                    Amortized Cost   Fair Value
                                                                    --------------   ----------
Less than one year                                                      $  1,753       $  1,744
Due in 1-2 years                                                           1,930          1,922
Due in 2-5 years                                                           4,218          4,161
Due after 5 years                                                          2,217          2,213
                                                                        --------       --------
  Total                                                                 $ 10,118       $ 10,040
                                                                        ========       ========

7. LINE OF CREDIT

At July 29, 2000, the Company had a syndicated credit agreement under the terms of which a group of banks committed a maximum of $500 million on an unsecured, revolving basis for borrowings of various maturities. The commitments made under this agreement expire on July 1, 2002. Under the terms of the agreement, borrowings bear interest at a spread over the London Interbank Offered Rate based on certain financial criteria and third-party rating assessments. As of July 29, 2000, this spread was 17.5 basis points. From this spread, a commitment fee of 5.5 basis points is assessed against any undrawn amounts. The agreement includes a single financial covenant that places a variable floor on tangible net worth, as defined, if certain leverage ratios are exceeded. There have been no borrowings under this agreement to date.

8. COMMITMENTS AND CONTINGENCIES

LEASES

The Company has entered into several agreements to lease 448 acres of land located in San Jose, California, where it has established its headquarters operations, and 759 acres of land located in Boxborough, Massachusetts; Salem, New Hampshire; Richardson, Texas; and Research Triangle Park, North Carolina, where it has expanded certain research and development and customer-support activities.

All of the leases have initial terms of five to seven years and options to renew for an additional three to five years, subject to certain conditions. At any time during the terms of these leases, the Company may purchase the land. If the Company elects not to purchase the land at the end of each of the leases, the Company has guaranteed a residual value of $624 million.

The Company has also entered into agreements to lease certain buildings standing or to be constructed on the land described above. The lessors of the buildings have committed to fund up to a maximum of $1.40 billion (subject to reductions based on certain conditions in the respective leases) for the construction of the buildings, with the portion of the committed amount actually used to be determined by the Company. Rent obligations for the buildings commenced on various dates and will expire at the same time as the land leases.

The Company has options to renew the building leases for an additional three to five years, subject to certain conditions. The Company may, at its option, purchase the buildings during or at the end of the terms of the leases at approximately the amount expended by the lessors to construct the buildings. If the Company does not exercise the purchase options by the end of the leases, the Company will guarantee a residual value of the buildings as determined at the lease inception date of each agreement (approximately $748 million at July 29, 2000).

As part of the above lease transactions, the Company restricted $1.29 billion of its investment securities as collateral for specified obligations of the lessors under the leases. These investment securities are restricted as to withdrawal and are managed by a third party subject to certain limitations under the Company's investment policy. In addition, the Company must maintain a minimum consolidated tangible net worth, as defined.

The Company also leases office space in Santa Clara, California; Chelmsford, Massachusetts; and for its various U.S. and international sales offices.

Future annual minimum lease payments under all noncancelable operating leases as of July 29, 2000 are as follows (in millions):


FISCAL YEAR
2001                                                               $   302
2002                                                                   299
2003                                                                   310
2004                                                                   251
2005                                                                   237
Thereafter                                                           1,506
                                                                   -------
   Total                                                           $ 2,905
                                                                   =======


Rent expense totaled $229 million, $123 million, and $90 million for fiscal 2000, 1999, and 1998, respectively.

FOREIGN EXCHANGE FORWARD AND OPTION CONTRACTS

The Company conducts business on a global basis in several major currencies. As such, it is exposed to adverse movements in foreign currency exchange rates. The Company enters into foreign exchange forward contracts to reduce the impact of certain currency exposures. These contracts hedge exposures associated with nonfunctional currency assets and liabilities denominated in Australian, Canadian, Japanese, Korean, and several European currencies, primarily the euro and British pound.

The Company does not enter into foreign exchange forward contracts for trading purposes. Gains and losses on the contracts are included in interest and other income, net, and offset foreign exchange gains or losses from the revaluation of intercompany balances or other current assets and liabilities denominated in currencies other than the functional currency of the reporting entity. The Company's foreign exchange forward contracts generally range from one to three months in original maturity.

The Company periodically hedges anticipated transactions with purchased currency options. A purchased currency option's premium is amortized over the life of the option while any intrinsic value is recognized in income during the same period as the hedged transaction. The deferred premium and intrinsic value from hedging anticipated transactions were not material at July 29, 2000. In the unlikely event that the underlying transaction terminates or becomes improbable, the remaining premium or deferred intrinsic value will be recorded in the Consolidated Statements of Operations. The Company does not purchase currency options for trading purposes. Foreign exchange forward and option contracts as of July 29, 2000 are summarized as follows (in millions):


                                    Notional      Carrying         Fair
                                     Amount         Value          Value
                                    ---------      --------       -------
Forward contracts:
    Assets                          $   1,377      $     (5)      $    (15)
    Liabilities                     $   1,500      $     12       $     37
Option contracts:
    Assets                          $     561      $     12       $     14


The Company's foreign exchange forward and option contracts contain credit risk to the extent that its bank counterparties may be unable to meet the terms of the agreements. The Company minimizes such risk by limiting its counterparties to major financial institutions. In addition, the potential risk of loss with any one party resulting from this type of credit risk is monitored. Management does not expect any material losses as a result of default by other parties.

LEGAL PROCEEDINGS

The Company is subject to legal proceedings, claims, and litigation arising in the ordinary course of business. While the outcome of these matters is currently not determinable, management does not expect that the ultimate costs to resolve these matters will have a material adverse effect on the Company's consolidated financial position, results of operations, or cash flows.

9. SHAREHOLDERS' EQUITY

AUTHORIZED SHARES

On November 10, 1999, the shareholders of the Company approved an increase to the authorized number of shares of common stock from 5.40 billion to 10 billion shares. On March 20, 2000, the Board of Directors of the Company approved an increase to the authorized number of shares of common stock from 10 billion to 20 billion shares relating to the two-for-one stock split distributed on March 22, 2000.

STOCK SPLIT

The Board of Directors authorized the splitting of the Company's common stock on a two-for-one basis for shareholders of record on February 22, 2000 and the resulting shares from the split were distributed on March 22, 2000. All references to share and per-share data for all periods presented have been adjusted to give effect to this two-for-one stock split.

SHAREHOLDERS' RIGHTS PLAN

In June 1998, the Board of Directors approved a Shareholders' Rights Plan ("Rights Plan"). The Rights Plan is intended to protect shareholders' rights in the event of an unsolicited takeover attempt. It is not intended to prevent a takeover of the Company on terms that are favorable and fair to all shareholders and will not interfere with a merger approved by the Board of Directors. Each right entitles shareholders to buy a unit equal to a portion of a new share of Series A Preferred Stock of the Company. The rights will be exercisable only if a person or a group acquires or announces a tender or exchange offer to acquire 15% or more of the Company's common stock.

In the event the rights become exercisable, the Rights Plan allows for Cisco shareholders to acquire, at an exercise price of $108 per right owned, stock of the surviving corporation having a market value of $217, whether or not Cisco is the surviving corporation. The rights, which expire in June 2008, are redeemable for $0.00017 per right at the approval of the Board of Directors.

PREFERRED STOCK

Under the terms of the Company's Articles of Incorporation, the Board of Directors may determine the rights, preferences, and terms of the Company's authorized but unissued shares of preferred stock.

COMPREHENSIVE INCOME

The components of comprehensive income, net of tax, are as follows (in millions):


                                                         July 29,        July 31,       July 25,
 Years Ended                                               2000            1999           1998
 -----------                                            ---------       ---------      ---------
 Net income                                             $   2,668       $   2,023      $   1,331
 Other comprehensive income (loss):
   Change in net unrealized gains on investments,
     net of tax of $1,762, $144, and $17
     in fiscal 2000, 1999, and 1998, respectively           3,240             234             25
   Reclassification for net unrealized gains
     previously included in net income, net of tax
     of $2 in fiscal 1998                                      --              --              3
                                                        ---------       ---------      ---------
    Net unrealized gains                                    3,240             234             28
    Change in accumulated translation adjustments              (8)              6            (10)
                                                        ---------       ---------      ---------
      Total                                             $   5,900       $   2,263      $   1,349
                                                        =========       =========      =========


10.     EMPLOYEE BENEFIT PLANS

EMPLOYEE STOCK PURCHASE PLAN

The Company has an Employee Stock Purchase Plan (the "Purchase Plan") under which 222 million shares of common stock have been reserved for issuance. Eligible employees may purchase a limited number of shares of the Company's common stock at 85% of the market value at certain plan-defined dates. The Purchase Plan terminates on January 3, 2005. In fiscal 2000, 1999, and 1998, seven million, 10 million, and 14 million shares, respectively, were issued under the Purchase Plan. At July 29, 2000, 123 million shares were available for issuance under the Purchase Plan.

EMPLOYEE STOCK OPTION PLANS

The Company has two main stock option plans: the 1987 Stock Option Plan (the "Predecessor Plan") and the 1996 Stock Incentive Plan (the "1996 Plan").

The Predecessor Plan was terminated in 1996. All outstanding options under the Predecessor Plan were transferred to the 1996 Plan. However, all outstanding options under the Predecessor Plan continue to be governed by the terms and conditions of the existing option agreements for those grants.

The maximum number of shares under the 1996 Plan was initially limited to the 620 million shares transferred from the Predecessor Plan. However, under the terms of the 1996 Plan, the share reserve increased each December for the three fiscal years beginning with fiscal 1997, by an amount equal to 4.75% of the outstanding shares on the last trading day of the immediately preceding November. In fiscal 1999, the Company's shareholders approved the extension of the automatic share increase provision of the 1996 Plan for an additional three-year period.

Although the Board of Directors has the authority to set other terms, the options are generally 20% or 25% exercisable one year from the date of grant and then ratably over the following 48 or 36 months, respectively. Options issued under the Predecessor Plan generally had terms of four years. New options granted under the 1996 Plan expire no later than nine years from the grant date. A summary of option activity follows (in millions, except per-share amounts):


                                                                       Options Outstanding
                                                                   -----------------------------
                                                                                Weighted-Average
                                            Options Available                    Exercise Price
                                                for Grant         Options          per Share
                                            -----------------      -------      ----------------
BALANCE AT JULY 26, 1997                             96              810           $   4.05
Granted and assumed                                (282)             282              10.00
Exercised                                            --             (168)              2.40
Canceled                                             48              (48)              4.59
Additional shares reserved                          314               --                 --
                                                  -----             ----           --------
BALANCE AT JULY 25, 1998                            176              876               6.25
Granted and assumed                                (245)             245              22.22
Exercised                                            --             (210)              3.09
Canceled                                             22              (22)             10.85
Additional shares reserved                          359               --                 --
                                                  -----             ----           --------
BALANCE AT JULY 31, 1999                            312              889              11.22
Granted and assumed                                (295)             295              52.10
Exercised                                            --             (176)              5.75
Canceled                                             37              (37)             22.70
Additional shares reserved                          339               --                 --
                                                  -----             ----           --------
BALANCE AT JULY 29, 2000                            393              971           $  24.19
                                                  =====             ====           ========


The Company has, in connection with the acquisitions of various companies, assumed the stock option plans of each acquired company. During fiscal 2000, a total of approximately 31 million shares of the Company's common stock have been reserved for issuance under the assumed plans and the related options are included in the preceding table.

In 1997, the Company adopted a Supplemental Stock Incentive Plan (the "Supplemental Plan") under which options can be granted or shares can be directly issued to eligible employees. Officers and members of the Company's Board of Directors are not eligible to participate in the Supplemental Plan. Nine million shares have been reserved for issuance under the Supplemental Plan, of which 9,000 shares are subject to outstanding options and 66,600 shares have been issued in fiscal 2000.

The following table summarizes information concerning outstanding and exercisable options at July 29, 2000 (in millions, except number of years and per-share amounts):



                                       Options Outstanding                         Options Exercisable
                    -----------------------------------------------------   --------------------------------
                                    Weighted-Average      Weighted-Average                  Weighted-Average
   Range of           Number     Remaining Contractual    Exercise Price      Number        Exercise Price
Exercise Prices     Outstanding     Life (in Years)          per Share      Exercisable        per Share
---------------     -----------  ----------------------  -----------------  -----------     ----------------
$ 0.01-5.56              229               5.20               $   5.23           188            $   4.44
  5.57-12.27             258               6.16                   9.56           162                8.95
 12.28-28.61             194               7.49                  23.59            63               22.47
 28.62-54.53             241               8.34                  49.91             5               31.02
 54.54-72.56              49               8.64                  65.65            --                  --
                        ----               ----               --------           ---            --------
Total                    971               6.87               $  24.19           418            $   9.22
                        ====               ====               ========           ===            ========


At July 31, 1999 and July 25, 1998, approximately 370 million and 312 million outstanding options, respectively, were exercisable. The weighted-average exercise prices for outstanding options were $5.75 and $3.64 at July 31, 1999 and July 25, 1998, respectively.

The Company is required under Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), to disclose pro forma information regarding option grants made to its employees based on specified valuation techniques that produce estimated compensation charges. These amounts have not been reflected in the Company's Consolidated Statements of Operations because no compensation charge arises when the price of the employees' stock options equals the market value of the underlying stock at the grant date, as in the case of options granted to the Company's employees.
Pro forma information under SFAS 123 is as follows (in millions, except per-share amounts):


                                                                          July 29,   July 31,    July 25,
Years Ended                                                                2000        1999       1998
-----------                                                                 ----        ----       ----
Net income--as reported                                                   $ 2,668    $ 2,023     $ 1,331
Net income--pro forma                                                     $ 1,549    $ 1,487     $ 1,074
Basic net income per common share--as reported                            $  0.39    $  0.30     $  0.21
Diluted net income per common share--as reported                          $  0.36    $  0.29     $  0.20
Basic net income per common share--pro forma                              $  0.22    $  0.22     $  0.17
Diluted net income per common share--pro forma                            $  0.21    $  0.21     $  0.16

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:


                                   Employee Stock Option Plans            Employee Stock Purchase Plan
                                ----------------------------------    -----------------------------------
                                July 29,    July 31,     July 25,     July 29,     July 31,      July 25,
                                  2000        1999         1998         2000         1999          1998
                                  ----        ----         ----         ----         ----          ----
         Expected dividend
           yield                     0.0%        0.0%         0.0%         0.0%         0.0%         0.0%
         Risk-free interest
           rate                      6.4%        5.1%         5.7%         5.3%         4.9%         5.4%
         Expected volatility        33.9%       40.2%        35.6%        43.3%        47.2%        44.8%
         Expected life
           (in years)                3.1         3.1          3.1          0.5          0.5          0.5

The Black-Scholes option pricing model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option pricing models require the input of highly subjective assumptions including the expected stock price volatility. The Company uses projected volatility rates which are based upon historical volatility rates trended into future years. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of the Company's options. The weighted-average estimated fair values of employee stock options granted during fiscal 2000, 1999, and 1998 were $19.44, $8.40, and $3.57 per share, respectively.

The above pro forma disclosures under SFAS 123 are also not likely to be representative of the effects on net income and net income per common share in future years, because they do not take into consideration pro forma compensation expense related to grants made prior to fiscal 1996.

EMPLOYEE 401(k) PLANS

The Company sponsors the Cisco Systems, Inc. 401(k) Plan (the "Plan") to provide retirement benefits for its employees. As allowed under Section 401(k) of the Internal Revenue Code, the Plan provides tax-deferred salary deductions for eligible employees. The Company also has other 401(k) plans that it sponsors. These plans arose from acquisitions of other companies and are not material to the Company on either an individual or aggregate basis.

Employees may contribute from 1% to 15% of their annual compensation to the Plan, limited to a maximum annual amount as set periodically by the Internal Revenue Service. The Company matches employee contributions dollar for dollar up to a maximum of $1,500 per year per person. All matching contributions vest immediately. In addition, the Plan provides for discretionary contributions as determined by the Board of Directors. Such contributions to the Plan are allocated among eligible participants in the proportion of their salaries to the total salaries of all participants. The Company's matching contributions to the Plan totaled $34 million, $20 million, and $15 million in fiscal 2000, 1999, and 1998, respectively. No discretionary contributions were made in fiscal 2000, 1999, or 1998.

11. INCOME TAXES

The provision for (benefit from) income taxes consisted of (in millions):


                                                                   July 29,   July 31,  July 25,
Years Ended                                                          2000       1999      1998
-----------                                                          ----       ----      ----
Federal:
  Current                                                          $  1,843   $  1,164  $   855
  Deferred                                                             (652)      (221)     (54)
                                                                   ---------  --------  -------
                                                                      1,191        943      801
                                                                   --------   --------  -------
State:
  Current                                                               282        112       87
  Deferred                                                             (118)       (24)      (8)
                                                                   ---------  --------  -------
                                                                        164         88       79
                                                                   ---------  --------  -------
Foreign:
  Current                                                               332        151       74
  Deferred                                                              (12)        (2)     (14)
                                                                   ---------  --------  -------
                                                                        320        149       60
                                                                   --------   --------  -------
    Total provision for income taxes                               $  1,675   $  1,180  $   940
                                                                   ========   ========  =======


The Company paid income taxes of $327 million, $301 million, and $440 million in fiscal 2000, 1999, and 1998, respectively. Income before provision for income taxes consisted of (in millions):

                                                                July 29,  July 31,    July 25,
     Years Ended                                                  2000      1999        1998
     -----------                                                  ----      ----        ----
     United States                                              $  2,544  $  2,092   $  1,950
     International                                                 1,799     1,111        321
                                                                --------  --------   --------
                                                                $  4,343  $  3,203   $  2,271
                                                                ========  ========   ========


The items accounting for the difference between income taxes computed at the federal statutory rate and the provision for income taxes consisted of:


                                                                    July 29,  July 31,   July 25,
Years Ended                                                           2000      1999       1998
-----------                                                           ----      ----       ----
Federal statutory rate                                                35.0%     35.0%      35.0%
Effect of:
  State taxes, net of federal tax benefit                              1.9       2.2        2.2
  Foreign sales corporation                                           (1.9)     (1.6)      (2.4)
  Foreign income at other than U.S. rates                             (1.6)     (1.0)        --
  Nondeductible in-process R&D                                         8.1       3.9        6.4
  Tax-exempt interest                                                 (1.8)     (1.9)      (1.6)
  Tax credits                                                         (1.6)     (1.2)      (1.4)
  Other, net                                                           0.5       1.5        3.2
                                                                     -----     -----      -----
     Total                                                            38.6%     36.9%      41.4%
                                                                     =====     =====      =====

U.S. income taxes and foreign withholding taxes were not provided for on a cumulative total of approximately $411 million of undistributed earnings for certain non-U.S. subsidiaries. The Company intends to reinvest these earnings indefinitely in operations outside the United States. The components of the deferred tax assets (liabilities) follow (in millions):


                                                  July 29,       July 31,
                                                    2000           1999
                                                  --------       --------
ASSETS
Allowance for doubtful accounts and returns       $    418       $    185
In-process R&D                                         265            163
Inventory allowances and capitalization                 94             57
Accrued state franchise tax                             --             32
Depreciation                                            41             28
Deferred revenue                                       177             65
Credits and net operating loss carryforwards         1,023             --
Other                                                  451            256
                                                  --------       --------
  Gross deferred tax assets                          2,469            786
  Valuation allowance                                 (299)            --
                                                  --------       --------
     Total deferred tax assets                       2,170            786
                                                  --------       --------

LIABILITIES
Purchased intangible assets                           (257)           (88)
Unrealized gain on investments                      (1,954)          (192)
                                                  --------       --------
     Total deferred tax liabilities                 (2,211)          (280)
                                                  --------       --------
         Total                                    $    (41)      $    506
                                                  ========       ========


The noncurrent portion of the deferred tax liabilities, which totaled $74 million at July 31, 1999, is included in other assets.

The Company has provided a valuation allowance on certain of its deferred tax assets because of uncertainty regarding their realizability due to expectation of future employee stock option exercises. Deferred tax assets of approximately $963 million at July 29, 2000 pertain to certain tax credits and net operating loss carryforwards resulting from the exercise of employee stock options. When recognized, the tax benefit of these credits and losses will be accounted for as a credit to shareholders' equity rather than as a reduction of the income tax provision.

As of July 29, 2000, the Company's federal and state net operating loss carryforwards for income tax purposes were approximately $496 million and $865 million, respectively. If not utilized, the federal net operating loss carryforwards will begin to expire in fiscal 2020, and the state net operating loss carryforwards will begin to expire in fiscal 2005. As of July 29, 2000, the Company's federal and state tax credit carryforwards for income tax purposes were approximately $678 million and $197 million, respectively. If not utilized, the federal and state tax credit carryforwards will begin to expire in fiscal 2005.

The Company's income taxes payable for federal, state, and foreign purposes have been reduced, and the deferred tax assets increased, by the tax benefits associated with dispositions of employee stock options. The Company receives an income tax benefit calculated as the difference between the fair market value of the stock issued at the time of exercise and the option price, tax effected. These benefits were credited directly to shareholders' equity and amounted to $3.08 billion, $837 million, and $422 million for fiscal 2000, 1999, and 1998, respectively. Benefits reducing taxes payable amounted to $2.49 billion, $837 million, and $422 million for fiscal 2000, 1999, and 1998, respectively. Benefits increasing gross deferred tax assets amounted to $582 million in fiscal 2000.

12. SEGMENT INFORMATION AND MAJOR CUSTOMERS

The Company's operations involve the design, development, manufacture, marketing, and technical support of networking products and services. The Company offers end-to-end networking solutions for its customers. Cisco products include routers, LAN and ATM switches, dial-up access servers, and network-management software. These products, integrated by the Cisco IOS(R) software, link geographically dispersed LANs, WANs, and IBM networks.

The Company conducts business globally and is managed geographically. The Company's management relies on an internal management system that provides sales and standard cost information by geographic theater. Sales are attributed to a theater based on the ordering location of the customer. The Company's management makes financial decisions and allocates resources based on the information it receives from this internal management system. The Company does not allocate research and development, sales and marketing, or general and administrative expenses to its geographic theaters as management does not use this information to measure the performance of the operating segments. Management does not believe that allocating these expenses is material in evaluating a geographic theater's performance. Information from this internal management system differs from the amounts reported under generally accepted accounting principles due to certain corporate level adjustments not included in the internal management system. These corporate level adjustments are primarily sales adjustments relating to revenue deferrals and reserves, credit memos, returns, and other timing differences. Based on established criteria, the Company has four reportable segments: the Americas; Europe, the Middle East, and Africa ("EMEA"); Asia Pacific; and Japan.

Summarized financial information by theater for fiscal 2000, 1999, and 1998, as taken from the internal management system discussed previously, is as follows (in millions):


                                                                 July 29,     July 31,      July 25,
Years Ended                                                        2000         1999          1998
-----------                                                        ----         ----          ----
Net sales:
  Americas                                                     $  12,924     $   8,088    $   5,732
  EMEA                                                             4,770         3,216        2,114
  Asia Pacific                                                     1,705           825          535
  Japan                                                              935           566          459
  Sales adjustments                                               (1,406)         (522)        (351)
                                                               ----------    ---------    ---------
     Total                                                     $  18,928     $  12,173    $   8,489
                                                               =========     =========    =========

Gross margin:
  Americas                                                     $   9,412     $   5,836    $   4,261
  EMEA                                                             3,581         2,380        1,565
  Asia Pacific                                                     1,215           586          395
  Japan                                                              737           436          340
                                                               ---------     ---------    ---------
    Standard margins                                              14,945         9,238        6,561
  Sales adjustments                                               (1,406)         (522)        (351)
  Production overhead                                               (455)         (255)        (207)
  Manufacturing variances and other
    related costs                                                   (902)         (547)        (438)
                                                               ----------    ---------    ---------
     Total                                                     $  12,182     $   7,914    $   5,565
                                                               =========     =========    =========


The standard margins by geographic theater differ from the amounts recognized under generally accepted accounting principles because the Company does not allocate certain sales adjustments, production overhead, and manufacturing variances and other related costs to the theaters. The above table reconciles the net sales and standard margins by geographic theater to net sales and gross margin as reported in the Consolidated Statements of Operations by including such adjustments.

Enterprise-wide information provided on geographic sales is based on the ordering location of the customer. Property and equipment information is based on the physical location of the assets. The following table presents net sales and property and equipment information for geographic areas (in millions):


                                                             July 29,       July 31,       July 25,
                                                               2000           1999           1998
                                                             --------       --------       --------
Net sales:
  United States                                              $ 12,013       $  7,454       $  5,232
  International                                                 8,321          5,241          3,608
  Sales adjustments                                            (1,406)          (522)          (351)
                                                             --------       --------       --------
    Total                                                    $ 18,928       $ 12,173       $  8,489
                                                             ========       ========       ========

Property and equipment, net:
  United States                                              $  1,242       $    711       $    537
  International                                                   184            114             72
                                                             --------       --------       --------
    Total                                                    $  1,426       $    825       $    609
                                                             ========       ========       ========

The following table presents net sales for groups of similar products and services (in millions):


                                                         July 29,     July 31,     July 25,
Years Ended                                                2000         1999         1998
-----------                                                ----         ----         ----
Net sales:
  Routers                                               $    7,611   $    5,196   $  3,856
  Switches                                                   7,509        5,167      3,613
  Access                                                     2,396        1,127        630
  Other                                                      2,818        1,205        741
  Sales adjustments                                         (1,406)        (522)      (351)
                                                        -----------  ----------   --------
    Total                                               $   18,928   $   12,173   $  8,489
                                                        ==========   ==========   ========


Substantially all of the Company's assets at July 29, 2000 and July 31, 1999 were attributable to U.S. operations. In fiscal 2000, 1999, and 1998, no single customer accounted for 10% or more of the Company's net sales.

13. NET INCOME PER COMMON SHARE

The following table presents the calculation of basic and diluted net income per common share (in millions, except per-share amounts):


                                                    July 29,       July 31,       July 25,
Years Ended                                           2000           1999           1998
-----------                                        ---------      ---------      ---------
Net income                                         $   2,668      $   2,023      $   1,331
                                                   =========      =========      =========
Weighted-average shares--basic                         6,917          6,646          6,312
Effect of dilutive securities:
  Employee stock options                                 521            416            346
                                                   ---------      ---------      ---------
Weighted-average shares--diluted                       7,438          7,062          6,658
                                                   =========      =========      =========
Net income per common share--basic                 $    0.39      $    0.30      $    0.21
                                                   =========      =========      =========
Net income per common share--diluted               $    0.36      $    0.29      $    0.20
                                                   =========      =========      =========


14.     SUBSEQUENT EVENTS (UNAUDITED)

PENDING BUSINESS COMBINATIONS

The Company announced definitive agreements to acquire HyNEX, Ltd.; Netiverse, Inc.; Komodo Technology, Inc.; NuSpeed Internet Systems, Inc.; IPmobile, Inc.; and PixStream Incorporated for a total purchase price of approximately $1.76 billion, payable in common stock and cash. These acquisitions will be accounted for as purchases and are expected to close in the first quarter of fiscal 2001.

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of Cisco Systems, Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations and of shareholders' equity and of cash flows present fairly, in all material respects, the financial position of Cisco Systems, Inc. and its subsidiaries at July 29, 2000 and July 31, 1999, and the results of their operations and their cash flows for each of the three years in the period ended July 29, 2000, in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.



/s/ PricewaterhouseCoopers LLP
------------------------------------
San Jose, California
August 8, 2000

                   SUPPLEMENTARY FINANCIAL DATA(1) (Unaudited)
                     (In millions, except per-share amounts)



                        July 29,       April 29,    Jan. 29,      Oct. 30,      July 31,       May 1,       Jan. 23,     Oct. 24,
                          2000          2000          2000          1999          1999          1999          1999         1998
                        --------      --------      --------      --------      --------      --------      --------     --------
Net sales               $  5,720      $  4,933      $  4,357      $  3,918      $  3,558      $  3,172      $  2,845     $  2,598
Gross margin               3,662         3,172         2,818         2,530         2,297         2,059         1,857        1,701
Net income              $    796(2)   $    641(3)   $    816(4)   $    415(5)   $    605(6)   $    632(7)   $    279(8)  $    507(9)
Net income per common
  share--basic*         $   0.11      $   0.09      $   0.12      $   0.06      $   0.09      $   0.09      $   0.04     $   0.08
Net income per common
  share--diluted*       $   0.11(2)   $   0.08(3)   $   0.11(4)   $   0.06(5)   $   0.08(6)   $   0.09(7)   $   0.04(8)  $   0.07(9)

* Reflects the two-for-one stock split effective March 2000.

(1) All historical financial information has been restated to reflect the acquisitions that were accounted for as poolings of interests (see Note 3 to the Consolidated Financial Statements).

(2) Net income and net income per common share include in-process research and development expenses of $461 million, payroll tax on stock option exercises of $26 million, amortization of goodwill and purchased intangible assets of $169 million, acquisition-related costs of $37 million, and net gains realized on minority investments of $344 million. Pro forma net income and diluted net income per common share, excluding these items net of tax of $53 million, were $1.20 billion and $0.16, respectively.

(3) Net income and net income per common share include in-process research and development expenses of $488 million, payroll tax on stock option exercises of $25 million, amortization of goodwill and purchased intangible assets of $51 million, and net gains realized on minority investments of $156 million. Pro forma net income and diluted net income per common share, excluding these items net of tax benefits of $44 million, were $1.01 billion and $0.13, respectively.

(4) Net income and net income per common share include in-process research and development expenses of $43 million, amortization of goodwill and purchased intangible assets of $47 million, acquisition-related costs of $25 million, and net gains realized on minority investments of $31 million. Pro forma net income and diluted net income per common share, excluding these items net of tax benefits of $3 million, were $897 million and $0.12, respectively.

(5) Net income and net income per common share include in-process research and development expenses of $381 million and amortization of goodwill and purchased intangible assets of $24 million. Pro forma net income and diluted net income per common share, excluding these items net of tax benefits of $6 million, were $814 million and $0.11, respectively.

(6) Net income and net income per common share include in-process research and development expenses of $81 million, amortization of goodwill and purchased intangible assets of $19 million, and acquisition-related costs of $16 million. Pro forma net income and diluted net income per common share, excluding these items net of tax benefits of $11 million, were $710 million and $0.10, respectively.

(7) Net income and net income per common share include amortization of goodwill and purchased intangible assets of $19 million. Pro forma net income and diluted net income per common share, excluding this item net of a tax benefit of $6 million, were $645 million and $0.09, respectively.

(8) Net income and net income per common share include in-process research and development expenses of $349 million and amortization of goodwill and purchased intangible assets of $12 million. Pro forma net income and diluted net income per common share, excluding these items net of tax benefits of $34 million, were $606 million and $0.09, respectively.

(9) Net income and net income per common share include in-process research and development expenses of $41 million and amortization of goodwill and purchased intangible assets of $11 million. Pro forma net income and diluted net income per common share, excluding these items net of tax benefits of $3 million, were $556 million and $0.08, respectively.

     ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

     ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Reference is made to the information regarding Directors appearing under the caption "Election of Directors" in the Company's Proxy Statement related to the Annual Meeting of Shareholders to be held on November 14, 2000, which information is incorporated herein by reference.

EXECUTIVE OFFICERS OF THE REGISTRANT

                                                                                                                   POSITION
NAME                               AGE                      POSITION                                              HELD SINCE
----                               ---                      --------                                              ----------
Larry R. Carter                    57      Senior Vice President, Finance and Administration, Chief               1997
                                           Financial Officer, Secretary, and Director
                                           Mr. Carter was elected to the Board of Directors in July
                                           2000. He joined the Company in January 1995 as Vice
                                           President for Finance and Administration, Chief Financial
                                           Officer and Secretary. In July 1997, he was promoted to
                                           his present position of Senior Vice President for Finance
                                           and Administration, Chief Financial Officer and
                                           Secretary. Prior to his services with the Company, he was
                                           with Advanced Micro Devices, Inc. as the Vice President
                                           and Corporate Controller. Mr. Carter currently serves on
                                           the Board of Directors of eSpeed, Inc., Network
                                           Appliance, Inc., and QLogic Corporation; and is on the
                                           Board of Trustees for Loyola Marymount University.

John T. Chambers                   51      President, Chief Executive Officer, and Director                       1995
                                           Mr. Chambers has been a member of the Board of Directors
                                           since November 1993. He joined the Company as Senior Vice
                                           President in January 1991 and became Executive Vice
                                           President in June 1994. Mr. Chambers became President and
                                           Chief Executive Officer of the Company as of January 31,
                                           1995. Prior to his services at the Company, he was with
                                           Wang Laboratories for eight years, most recently as Senior
                                           Vice President of U.S. Operations.


Gary J. Daichendt                  50      Executive Vice President, Worldwide Operations                         1998
                                           Mr. Daichendt joined the Company in October 1994 as Vice
                                           President for Intercontinental Operations, covering Asia,
                                           Pacific Rim, Canada, Central and South America, and Mexico.
                                           In October 1997, Mr. Daichendt became Senior Vice
                                           President, Worldwide Operations of the Company and became
                                           Executive Vice President in August 1998. He is responsible for managing the sales and distribution operations of
                                           Cisco offices worldwide. Prior to his services at Cisco,
                                           he spent eight years at Wang Laboratories, most recently
                                           as Vice President of Central Operations and Vice President
                                           of Worldwide Marketing. Mr. Daichendt also spent ten years with IBM in various sales, marketing, and management
                                           positions.


Charles H. Giancarlo               42      Senior Vice President, Small/Medium Business Line Business,            1999
                                           Consumer Line of Business
                                           Mr. Giancarlo joined the Company in December 1994 as
                                           Director of Business Development. He was promoted to Vice
                                           President in September 1995. He was Vice President of
                                           Global Alliances from April 1997 to April 1999 and
                                           promoted to Senior Vice President in April 1998. In April
                                           1999, he was promoted to his present position of Senior
                                           Vice President, Small/Medium Line of Business. Prior to
                                           Cisco, he was Vice President of Marketing with Kalpana
                                           Corporation from July 1993. Kalpana was acquired by Cisco
                                           in December 1994.


Richard J. Justice                 50      Senior Vice President, Worldwide Field Operations                      2000
                                           Mr. Justice joined the Company in December 1996 as Senior
                                           Vice President of the Americas. In February 2000, he was
                                           promoted to Senior Vice President of Worldwide Field
                                           Operations. Prior to Cisco, Mr. Justice spent 22 years at
                                           Hewlett-Packard Company where in his last role, he was
                                           responsible for Worldwide Enterprise Sales and Marketing.


Carl Redfield                      53      Senior Vice President, Manufacturing and Worldwide                     1997
                                           Logistics
                                           Mr. Redfield joined the Company in June 1993 as Vice
                                           President of Manufacturing and Logistics. Mr. Redfield
                                           became Senior Vice President, Manufacturing and Logistics
                                           in February 1999. Prior to joining Cisco, he spent
                                           seventeen years at Digital Equipment Company, most
                                           recently as Senior Director of Manufacturing and Logistics for the personal computer division. Mr. Redfield currently serves on the Board of Directors of CEC Communications,
                                           iBasis, and VA Linux Systems.

James Richardson                   43      Senior Vice President, Enterprise Line of Business and                 2000
                                           Internet Communications Software Group
                                           Mr. Richardson joined the Company in May 1990, founding
                                           the Company's Canadian operations and became Vice
                                           President of Intercontinental Operations in June 1992. Mr.
                                           Richardson became Vice President of North American
                                           Operations in July 1994. Mr. Richardson became President
                                           of EMEA and Senior Vice President in August 1996. In April
                                           2000, he was promoted to his current position of Senior
                                           Vice President of the Enterprise Line of Business and
                                           Internet Communications Software Group.



Michelangelo Volpi                 34      Senior Vice President, Chief Strategy Officer                          2000
                                           Mr. Volpi joined the Company in August 1994 as Business
                                           Development Manager and was appointed to Director of
                                           Business Development in April 1996. Mr. Volpi became Vice
                                           President of Business Development in April 1997. Mr. Volpi
                                           was named Senior Vice President of Business
                                           Development/Global Alliances in June 1999. In April 2000,
                                           he was named to his current position of Senior Vice
                                           President, Chief Strategy Officer. Mr. Volpi previously
                                           held increasingly responsible management positions while
                                           at Hewlett Packard Company's Optoelectonics Division.


ITEM 11. EXECUTIVE COMPENSATION

The information appearing under the caption "Executive Compensation and Related Information" in the Company's Proxy Statement related to the Annual Meeting of Shareholders to be held on November 14, 2000, is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information appearing under the captions "Election of Directors" and "Ownership of Securities" in the Company's Proxy Statement related to the Annual Meeting of Shareholders to be held on November 14, 2000, is incorporated herein by reference.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information appearing under the caption "Ownership of Securities" and "Executive Compensation and Related Information" in the Company's Proxy Statement related to the Annual Meeting of Shareholders to be held on November 14, 2000, is incorporated herein by reference.

                                    PART IV

     ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K

     (a)      1. Financial Statements

                 The information required by this item is included in Item 8 of Part II of this Form 10-K.


              2. Financial Statement Schedule


                                   SCHEDULE II
                        VALUATION AND QUALIFYING ACCOUNTS
                                  (In millions)

                                               Balance at          Charged to                            Balance at
                                                Beginning         Expenses or                              End of
                                                of Period        Other Accounts       Deductions           Period
                                             ----------------  -------------------  ----------------   ----------------
Year ended July 25, 1998:
 Allowance for doubtful accounts                  $ 22               $ 43               $ 25                $ 40
 Allowance for excess and obsolete
  inventory                                       $ 81               $161               $ 98                $144

Year ended July 31, 1999:
 Allowance for doubtful accounts                  $ 40               $ 19               $ 32                $ 27
 Allowance for excess and obsolete
  inventory                                       $144               $151               $144                $151

Year ended July 29, 2000:
 Allowance for doubtful accounts                  $ 27               $ 40               $ 24                $ 43
 Allowance for excess and obsolete
  inventory                                       $151               $339               $ 95                $395
 Valuation allowance for deferred
  tax assets                                        --               $299(1)              --                $299


(1) The Company has provided a valuation allowance on certain of its deferred tax assets because of uncertainty regarding their realizability due to an expectation of future employee stock option exercises.

REPORT OF INDEPENDENT ACCOUNTANTS ON FINANCIAL STATEMENT SCHEDULE

To the Board of Directors
Cisco Systems, Inc.

Our audits of the consolidated financial statements referred to in our report dated August 8, 2000 appearing in the 2000 Annual Report to Shareholders of Cisco Systems, Inc. (which report and consolidated financial statements are included in this Annual Report on Form 10-K) also included an audit of the financial statement schedule listed in Item 14 (a) (2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.


/s/ PricewaterhouseCoopers LLP
----------------------------------

San Jose, California
August 8, 2000

             3. Exhibits


Exhibit
Number                                      Exhibit Description
-------                                     -------------------

3.1.1        Restated Articles of Incorporation (1)
3.1.2        Amendment to the Cisco Systems, Inc. Restated Articles of Incorporation, as
             currently in effect (2)
3.2          Cisco Systems, Inc. Amended and Restated Bylaws, as currently in effect (3)
4.1          Rights Agreement dated as of June 10, 1998 between Cisco Systems, Inc. and Bank
             Boston, N.A. (4)
4.2          First Amendment to the Rights Agreement and Certification of Compliance with
             Section 27 Thereof between Cisco Systems, Inc. and Fleet National Bank (f/k/a
             Bank Boston, N.A.) (filed herewith)
10.2    *    Cisco Systems, Inc. Amended and Restated 1996 Stock Incentive Plan (5)
10.3    *    1997 Supplemental Stock Incentive Plan (including the following: Stock Option
             Agreement in connection with the 1997 Supplemental Stock Incentive Plan) (1)
10.12   *    Senior Management Incentive Plan-Fiscal Year 2001 (filed herewith)
10.13   *    Cisco Systems, Inc. 1989 Employee Stock Purchase Plan (7)
10.14        Master Lease (Cisco Technology, Inc. Trust 1998), dated as of June 2, 1998 between State Street Bank and Trust Company of California,
             N.A., not in its individual capacity, but solely as
             Certificate Trustee, as Lessor, and Cisco Technology, Inc.,
             as Lessee, and General Guarantee (Cisco Technology, Inc.
             Trust 1998) from Cisco Systems, Inc., dated as of June 2,
             1998 and a Participant Guarantee (Cisco Technology, Inc.
             Trust 1998) from Cisco Systems, Inc., dated as of June 2,
             1998 (1)
10.23        Lease Agreement between the Company and SGA Development
             Partnership, Ltd., dated February 19, 1993, for the
             Company's site in San Jose, California (6)
10.24        Lease Agreement between the Company and Sumitomo Bank Leasing and Finance,
             Inc., dated May 13, 1993 for the Company's facilities in San Jose, California
             (6)
10.25        Lease Agreement between the Company and SGA Development
             Partnership, Ltd., dated February 19, 1993, for the
             Company's site in San Jose, California (6)
10.27        Lease Agreement between the Company and Sumitomo Bank Leasing and Finance,
             Inc., dated July 11, 1994 for the Company's site in Wake County, North Carolina
             (6)
10.28        Lease Agreement between the Company and Sumitomo Bank Leasing and Finance,
             Inc., dated August 12, 1994 for


             the Company's facilities in Wake County, North Carolina (6)
10.29        Lease (Buildings "I" and "J") by and between Sumitomo Bank of New York Trust Company ("SBNYTC") as trustee under that certain Trust Agreement dated May 22, 1995 between Sumitomo
             Bank Leasing and Finance, Inc. and SBNYTC ("SB Trust"), as
             Landlord, and the Company, as tenant, dated May 22, 1995 (6)
10.30        First Amendment to Lease (Buildings "I" and "J") between SB Trust and the
             Company, dated July 18, 1995 (6)
10.31        Lease (Buildings "K" and "L") by and between SB Trust and the Company, dated
             May 22, 1995 (6)
10.32        First Amendment to Lease (Buildings "K" and "L") between SB Trust and the
             Company, dated July 18, 1995 (6)
10.33        Lease (Improvements Phase "C") between SB Trust and the Company, dated May 22,
             1995 (6)
10.34        First Amendment to Lease (Improvements Phase "C") between SB Trust and the
             Company, dated July 18, 1995 (6)
10.35        Ground Lease (Parcel 2 and Lot 54) by and between Irish
             Leasing Corporation ("Irish"), as Landlord, and the Company,
             as Tenant, dated February 28, 1995 for the Company's site in
             San Jose, California (6)
10.36        First Amendment to Lease (Parcel 2 and Lot 54) by and between Irish and the
             Company dated as of May 1, 1995 (6)
10.37        Second Amendment to Lease (Parcel 2 and Lot 54) by and between Irish and the
             Company dated as of May 22, 1995 (6)
10.38        Ground Lease (Lots 58 and 59) by and between Irish and the
             Company dated February 28, 1995 for the Company's site in
             San Jose, California (6)
10.39        First Amendment to Lease (Lots 58 and 59) by and between Irish and the Company dated as of May 1, 1995 (6)
10.40        Second Amendment to Lease (Lots 58 and 59) by and between Irish and the Company dated as of May 22, 1995 (6)
10.41        Ground Lease (Tasman Phase C) by and between Irish and the Company dated April
             12, 1995 for the Company's site in San Jose, California (6)
10.42        First Amendment to Lease (Tasman Phase C) by and between Irish and the Company dated as of May 1, 1995 (6)
10.43        Second Amendment to Lease (Tasman Phase C) by and between Irish and the Company dated as of May 22, 1995 (6)
10.46        Second Amendment to Lease between Sumitomo Bank Leasing

                                       81

             and Finance, Inc. and the Company, dated February 24, 1998, for the Company's site in San Jose, California (8)
10.47        First Amendment to the Lease between Sumitomo Bank Leasing and Finance, Inc.
             and the Company, dated July 10, 1999 (8)
10.48        Second Amendment to Ground Lease (North Carolina) between Sumitomo Bank Leasing and Finance, Inc. and the Company, dated July 10, 1999 (8)
10.52        Master Lease between the Company, as the Lessee, and UBS MORTGAGE FINANCE INC.
             as the Lessor, dated December 27, 1996 (7)
10.53        Credit Agreement dated as of July 2, 1997 among Cisco
             Systems, Inc., and Citicorp USA, Inc., as Administrative
             Agent, Morgan Guaranty Trust Company of New York, as
             Documentation Agent, Bank of America National Trust and
             Savings Association, the Chase Manhattan Bank, as Co-Agents,
             and Citicorp Securities, Inc. and J.P. Morgan Securities
             Inc. Arrangers (7)
10.54        Second Amendment to Lease between Cisco Systems, Inc. and Sumitomo Bank Leasing and Finance, Inc., dated February 24, 1998 (1)
10.55        Third Amendment to Lease between SGA Development Partnership, LTD. and Cisco
             Systems, Inc., dated February 24, 1998 (1)
21.01        Subsidiaries of the Company
23.02        Consent of Independent Accountants
27.1         Financial Data Schedule

                                       82

(1) Incorporated by reference to the exhibits with the corresponding exhibit numbers in the Company's Annual Report on Form 10-K for the fiscal year ended July 25, 1998.
(2) Incorporated by reference to Exhibit 3.1 of the Company's Quarterly
    Report on Form 10-Q for the fiscal quarter ended April 29, 2000.
(3) Incorporated by reference to Exhibit 3.2 of the Company's Quarterly
    Report on Form 10-Q for the fiscal quarter ended October 30, 1999.
(4) Incorporated by reference to Exhibit 4 of the Company's Current Report on
    Form 8-K filed on June 11, 1998.
(5) Incorporated by reference to Exhibit 10.2 of the Company's Quarterly
    Report on Form 10-Q for the fiscal quarter ended October 30, 1999.
(6) Incorporated by reference to exhibits with the corresponding exhibit numbers of the Company's Annual Report on Form 10-K for the fiscal year ended July 30, 1995.
(7) Incorporated by reference to exhibits with the corresponding exhibit numbers of the Company's Annual Report on Form 10-K for the fiscal year ended July 26, 1997.
(8) Incorporated by reference to exhibits with the corresponding exhibit numbers of the Company's Annual Report on Form 10-K for the fiscal year ended July 31, 1999.

* Management compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 14(c) of Form 10-K.

(b) Reports on Form 8-K

The Company filed seven reports on Form 8-K during the fourth quarter ended July 29, 2000. Information regarding the items reported on is as follows:

May 3, 2000
The Company announced the completion of the acquisition of JetCell, Inc.

May 15, 2000
The Company announced the acquisition of ArrowPoint Communications, Inc.

May 18, 2000
The Company announced its financial results for the quarter ending April 29, 2000.

May 26, 2000
The Company announced the acquisition of Qeyton Systems and the completion of the acquisition of SightPath, Inc.

June 7, 2000
The Company announced the completion of the acquisition of InfoGear Technology Corporation.

June 29, 2000
The Company announced the completion of the acquisition of ArrowPoint Communications, Inc.

July 28, 2000
The Company announced the acquisition of Komodo Technology, Inc.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of San Jose, State of California on this 28th day of September, 2000.

                                            Cisco Systems, Inc.

                                            /s/ John T. Chambers
                                            ----------------------------------
                                            (John T. Chambers, President and
                                            Chief Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report on Form 10-K has been signed by the following persons in the capacities and on the dates indicated.

        Signature                                     Title                                      Date
        ---------                                     -----                                     -----

                                               President and Chief
/s/ John T. Chambers                            Executive Officer                        September 28, 2000
-----------------------------         (Principal Executive Officer and Director)
John T. Chambers

                                              Senior Vice President,
                                            Finance and Administration,
                                             Chief Financial Officer,
 /s/ Larry R. Carter                         Secretary, and Director                     September 28, 2000
-----------------------------          (Principal Financial and Accounting
Larry R. Carter                                      Officer)

/s/ John P. Morgridge                             Chairman of the                        September 28, 2000
-----------------------------                   Board and Director
John P. Morgridge

/s/ Donald T. Valentine                        Vice Chairman of the                      September 28, 2000
-----------------------------                   Board and Director
Donald T. Valentine

/s/ Carol A. Bartz                                   Director                            September 28, 2000
-----------------------------
Carol A. Bartz

/s/ Mary Cirillo                                     Director                            September 28, 2000
-----------------------------
Mary Cirillo

/s/ James F. Gibbons                                 Director                            September 28, 2000
-----------------------------
Dr. James F. Gibbons


/s/ Edward R. Kozel                                    Director                          September 28, 2000
-----------------------------
Edward R. Kozel

/s/ James C. Morgan                                    Director                          September 28, 2000
-----------------------------
James C. Morgan

/s/ Arun Sarin                                         Director                          September 28, 2000
-----------------------------
Arun Sarin

/s/ Steven M. West                                     Director                          September 28, 2000
-----------------------------
Steven M. West

/s/ Jerry Yang                                         Director                          September 28, 2000
-----------------------------
Jerry Yang

                                       86