Form 10-Q
period 2000-10-28
CISCO SYSTEMS INC
filed 2000-12-12
CIK 858877

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

     (MARK ONE)
     [X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED OCTOBER 28, 2000

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

                              YES [X]    NO [ ]

As of November 24, 2000, 7,197,149,590 shares of the registrant's common stock were outstanding.

================================================================================

                               CISCO SYSTEMS, INC.

                FORM 10-Q FOR THE QUARTER ENDED OCTOBER 28, 2000

                                      INDEX

                                                                                  Page
Part I.   Financial Information

Item 1.   Financial Statements

          a)  Consolidated Statements of Operations for the three months ended
              October 28, 2000 and October 30, 1999                                 3

          b)  Consolidated Balance Sheets at October 28, 2000 and July 29, 2000     4

          c)  Consolidated Statements of Cash Flows for the three months ended
              October 28, 2000 and October 30, 1999                                 5

          d)  Notes to Consolidated Financial Statements                            6

Item 2.   Management's Discussion and Analysis of Financial Condition and
              Results of Operations                                                14

Item 3.   Quantitative and Qualitative Disclosures About Market Risk               31

Part II.  Other Information

Item 2.   Changes in Securities and Use of Proceeds                                32

Item 6.   Exhibits and Reports on Form 8-K                                         33

          Signature                                                                34

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                               CISCO SYSTEMS, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN MILLIONS, EXCEPT PER-SHARE AMOUNTS)

                                                                                 Three Months Ended
                                                                            ---------------------------
                                                                            October 28,     October 30,
                                                                               2000            1999
                                                                            -----------     -----------
                                                                            (Unaudited)     (Unaudited)
NET SALES                                                                      $6,519         $3,918
Cost of sales                                                                   2,378          1,388
                                                                               ------         ------
   GROSS MARGIN                                                                 4,141          2,530

Operating expenses:
   Research and development                                                       942            541
   Sales and marketing                                                          1,362            818
   General and administrative                                                     195            112
   Amortization of goodwill and other acquisition-related charges                 231             24
   In-process research and development                                            509            381
                                                                               ------         ------
      Total operating expenses                                                  3,239          1,876
                                                                               ------         ------
OPERATING INCOME                                                                  902            654

Net gains realized on minority investments                                        190             --
Interest and other income, net                                                    230            102
                                                                               ------         ------
INCOME BEFORE PROVISION FOR INCOME TAXES                                        1,322            756
Provision for income taxes                                                        524            341
                                                                               ------         ------
   NET INCOME                                                                  $  798         $  415
                                                                               ======         ======
Net income per share--basic                                                    $ 0.11         $ 0.06
                                                                               ======         ======
Net income per share--diluted                                                  $ 0.11         $ 0.06
                                                                               ======         ======
Shares used in per-share calculation--basic                                     7,093          6,833
                                                                               ======         ======
Shares used in per-share calculation--diluted                                   7,580          7,288
                                                                               ======         ======

See Notes to Consolidated Financial Statements.

                               CISCO SYSTEMS, INC.

                           CONSOLIDATED BALANCE SHEETS
                         (IN MILLIONS, EXCEPT PAR VALUE)

                                                                               October 28,       July 29,
                                                                                  2000             2000
                                                                               -----------       --------
                                                                               (Unaudited)
ASSETS
Current assets:
   Cash and cash equivalents                                                     $ 5,538         $ 4,234
   Short-term investments                                                            853           1,291
   Accounts receivable, net of allowance for doubtful accounts
    of $57 at October 28, 2000 and $43 at July 29, 2000                            2,887           2,299
   Inventories, net                                                                1,956           1,232
   Deferred tax assets                                                               642           1,091
   Lease receivables                                                                 459             588
   Prepaid expenses and other current assets                                         724             375
                                                                                 -------         -------
      Total current assets                                                        13,059          11,110

Investments                                                                       11,808          13,688
Restricted investments                                                             1,386           1,286
Property and equipment, net                                                        1,769           1,426
Goodwill and purchased intangible assets, net                                      4,427           4,087
Lease receivables                                                                    550             527
Other assets                                                                       1,153             746
                                                                                 -------         -------
      TOTAL ASSETS                                                               $34,152         $32,870
                                                                                 =======         =======
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                              $   999         $   739
   Income taxes payable                                                              256             233
   Accrued compensation                                                            1,083           1,317
   Deferred revenue                                                                1,697           1,386
   Other accrued liabilities                                                       1,767           1,521
                                                                                 -------         -------
      Total current liabilities                                                    5,802           5,196

Deferred tax liabilities                                                             664           1,132
Minority interest                                                                     45              45

Shareholders' equity:
   Preferred stock, no par value: 5 shares authorized;
    none issued and outstanding                                                       --              --
   Common stock and additional paid-in capital, $0.001 par value:
    20,000 shares authorized; 7,190 and 7,138 shares issued and
    outstanding at October 28, 2000 and July 29, 2000, respectively               16,103          14,609
   Retained earnings                                                               9,156           8,358
   Accumulated other comprehensive income                                          2,382           3,530
                                                                                 -------         -------
      Total shareholders' equity                                                  27,641          26,497
                                                                                 -------         -------
      TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                 $34,152         $32,870
                                                                                 =======         =======

See Notes to Consolidated Financial Statements.

                               CISCO SYSTEMS, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (IN MILLIONS)

                                                                                    Three Months Ended
                                                                               -----------------------------
                                                                               October 28,       October 30,
                                                                                  2000              1999
                                                                               -----------       -----------
                                                                               (Unaudited)       (Unaudited)
Cash flows from operating activities:
   Net income                                                                    $   798          $   415
   Adjustments to reconcile net income to net cash
     provided by operating activities:
      Depreciation and amortization                                                  434              144
      Provision for losses                                                           275               75
      Deferred income taxes                                                         (292)             (33)
      Tax benefits from employee stock option plans                                  985              390
      Adjustment to conform fiscal year ends of pooled acquisitions                   --              (18)
      In-process research and development                                            476              381
      Gains on minority investments                                                  (81)              --
      Change in operating assets and liabilities:
        Accounts receivable                                                         (601)            (180)
        Inventories                                                                 (867)             (74)
        Prepaid expenses and other current assets                                   (349)               2
        Accounts payable                                                             259              113
        Income taxes payable                                                          23             (159)
        Accrued compensation                                                        (234)            (103)
        Deferred revenue                                                             311               42
        Other accrued liabilities                                                    226              137
                                                                                 -------          -------
         Net cash provided by operating activities                                 1,363            1,132
                                                                                 -------          -------
Cash flows from investing activities:
   Purchases of short-term investments                                            (1,524)            (297)
   Sales and maturities of short-term investments                                  2,143              825
   Purchases of investments                                                       (4,134)          (3,104)
   Sales and maturities of investments                                             4,116            2,262
   Purchases of restricted investments                                               (51)             (70)
   Sales and maturities of restricted investments                                     10               69
   Acquisition of property and equipment                                            (524)            (201)
   Acquisition of businesses, net of cash and cash equivalents                        31               --
   Net investment in lease receivables                                               106             (119)
   Minority investments                                                             (317)            (120)
   Other                                                                            (234)            (286)
                                                                                 -------          -------
         Net cash used in investing activities                                      (378)          (1,041)
                                                                                 -------          -------
Cash flows from financing activities:
   Issuance of common stock                                                          338              301
   Other                                                                             (19)               6
                                                                                 -------          -------
         Net cash provided by financing activities                                   319              307
                                                                                 -------          -------
Net increase in cash and cash equivalents                                          1,304              398
Cash and cash equivalents, beginning of period                                     4,234              913
                                                                                 -------          -------
Cash and cash equivalents, end of period                                         $ 5,538          $ 1,311
                                                                                 =======          =======

See Notes to Consolidated Financial Statements.

                               CISCO SYSTEMS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1. DESCRIPTION OF BUSINESS

Cisco Systems, Inc. (together with its subsidiaries, "Cisco" or the "Company") is the worldwide leader in networking for the Internet. Cisco hardware, software, and service offerings are used to create Internet solutions so that individuals, companies, and countries have seamless access to information -- regardless of differences in time and place. Cisco solutions provide competitive advantage to its customers through more efficient and timely exchange of information, which in turn leads to cost savings, process efficiencies, and closer relationships with their customers, prospects, business partners, suppliers, and employees. These solutions form the networking foundation for companies, universities, utilities, and government agencies worldwide.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Fiscal Year

The Company's fiscal year is the 52-week or 53-week period ending on the last Saturday in July. Fiscal 2001 and 2000 are 52-week fiscal years.

Basis of Presentation

The accompanying financial data as of October 28, 2000 and for the three months ended October 28, 2000 and October 30, 1999 has been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The July 29, 2000 Consolidated Balance Sheet was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and the notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended July 29, 2000.

In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present a fair statement of financial position as of October 28, 2000, results of operations for the three months ended October 28, 2000 and October 30, 1999, and cash flows for the three months ended October 28, 2000 and October 30, 1999 have been made. The results of operations for the three months ended October 28, 2000 are not necessarily indicative of the operating results for the full fiscal year or any future periods.

                               CISCO SYSTEMS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


Computation of Net Income per Share

Basic net income per share is computed using the weighted-average number of common shares outstanding during the period. Diluted net income per share is computed using the weighted-average number of common and dilutive common-equivalent shares outstanding during the period. Dilutive common-equivalent shares primarily consist of employee stock options.

Derivatives

In the first quarter of fiscal 2001, the Company adopted Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments and for hedging activities. SFAS 133 requires that an entity recognize all derivatives as either assets or liabilities on the balance sheet and measure those instruments at fair value. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation.

The Company designates its derivatives based upon criteria established by SFAS
133. For a derivative designated as a fair value hedge, the gain or loss is recognized in earnings in the period of change together with the offsetting loss or gain on the hedged item attributed to the risk being hedged. For a derivative designated as a cash flow hedge, the effective portion of the derivative's gain or loss is initially reported as a component of other comprehensive income and subsequently reclassified into earnings when the hedged exposure affects earnings. The ineffective portion of the gain or loss is reported in earnings immediately. For a derivative not designated as a hedging instrument, the gain or loss is recognized in earnings in the period of change.

The Company enters into foreign exchange forward contracts to minimize the short-term impact of foreign currency fluctuations on assets and liabilities denominated in currencies other than the functional currency of the reporting entity. These foreign exchange forward contracts are highly inversely correlated to the hedged items and considered effective as hedges of the underlying assets and liabilities but are not designated as hedges under SFAS 133. In addition, the Company periodically hedges anticipated transactions with purchased currency options which are designated as cash flow hedges. There were no other significant derivatives as of October 28, 2000. The adoption of SFAS 133 did not have a material impact on the Company's operations or financial position.

Recent Accounting Pronouncement

In December 1999, the SEC issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements." SAB 101 summarizes certain of the SEC's views in applying generally accepted accounting principles to revenue recognition in financial statements. At this time, management does not expect the adoption of SAB 101 to have a material effect on

                               CISCO SYSTEMS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


the Company's operations or financial position. The Company is required to adopt SAB 101 in the fourth quarter of fiscal 2001.

3. BUSINESS COMBINATIONS

Purchase Combinations

During fiscal 2001, the Company completed a number of purchase acquisitions. The Consolidated Financial Statements include the operating results of each business from the date of acquisition. Pro forma results of operations have not been presented because the effects of these acquisitions were not material on either an individual or an aggregate basis.

The amounts allocated to in-process research and development ("in-process R&D") were determined through established valuation techniques in the high-technology communications equipment industry and were expensed upon acquisition because technological feasibility had not been established and no future alternative uses existed. Amounts allocated to goodwill and purchased intangible assets are amortized on a straight-line basis over periods not exceeding five years. The following is a summary of purchase transactions completed in fiscal 2001 (in millions):


                                       In-Process                  Form of Consideration
Acquired Company     Consideration    R&D Expense             and Other Notes to Acquisition
----------------     -------------    -----------     -----------------------------------------------
IPmobile, Inc.           $ 422           $ 181        Cash of $4; common stock and options assumed;
                                                      goodwill and other intangibles recorded of $157

NuSpeed, Inc.            $ 463           $ 164        Cash of $4; common stock and options assumed;
                                                      goodwill and other intangibles recorded of $214

Other                    $ 481           $ 164        Cash of $25; common stock and options assumed;
                                                      $19 in liabilities assumed; goodwill and other
                                                      intangibles recorded of $194


Other Purchase Combinations Completed as of October 28, 2000

In the first three months ended October 28, 2000, the Company acquired Netiverse, Inc.; HyNEX, Ltd.; and Komodo Technology, Inc. for a total purchase price of $481 million, paid in common stock and cash. Total in-process R&D related to these acquisitions amounted to $164 million.

Total in-process R&D expense for the three months ended October 28, 2000 and October 30, 1999 was $509 million and $381 million, respectively. The in-process R&D expense that was attributable to stock consideration for the same periods was $476 million and $381 million, respectively.

                               CISCO SYSTEMS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


4. BALANCE SHEET DETAIL

The following tables provide details of selected balance sheet items (in millions):


                                                           October 28,       July 29,
                                                              2000             2000
                                                           -----------       --------
Inventories, net:
Raw materials                                               $   631          $   145
Work in process                                                 621              472
Finished goods                                                  618              496
Demonstration systems                                            86              119
                                                            -------          -------
   Total                                                    $ 1,956          $ 1,232
                                                            =======          =======
Goodwill and purchased intangible assets, net:
Goodwill                                                    $ 3,364          $ 2,937
Purchased intangible assets                                   1,700            1,558
                                                            -------          -------
                                                              5,064            4,495
Less, accumulated amortization                                 (637)            (408)
                                                            -------          -------
   Total                                                    $ 4,427          $ 4,087
                                                            =======          =======


The following table presents the details of the amortization of goodwill and purchased intangible assets (in millions):


                                                               Three Months Ended
                                                            ------------------------
                                                             October 28,  October 30,
                                                                2000         1999
                                                            -----------  -----------
Reported as:
   Cost of sales                                                $  4         $  6
   Operating expenses                                            225           24
                                                                ----         ----
     Total                                                      $229         $ 30
                                                                ====         ====


The amortization of goodwill and other acquisition-related charges as reported in the Consolidated Statements of Operations included $6 million of stock-based compensation arising from purchase acquisitions in the first three months of fiscal 2001. There was no stock-based compensation arising from purchase acquisitions in the first three months of fiscal 2000.

                               CISCO SYSTEMS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


5. COMPREHENSIVE INCOME

The components of comprehensive income, net of tax, are as follows (in millions):


                                                                  Three Months Ended
                                                              ----------------------------
                                                              October 28,      October 30,
                                                                 2000            1999
                                                              ----------       -----------
Net income                                                     $   798          $   415
Other comprehensive income (loss):
   Change in net unrealized gains on investments                (1,129)             520
   Change in accumulated translation adjustments                   (19)               6
                                                               -------          -------
     Total                                                     $  (350)         $   941
                                                               =======          =======


6. INCOME TAXES

The Company received net income tax refunds of $219 million for the three months ended October 28, 2000 and paid income taxes of $135 million for the three months ended October 30, 1999. The Company's income taxes currently payable for federal and state purposes have been reduced by the tax benefits of employee stock option transactions. This benefit totaled $985 million and $390 million in the first three months of fiscal 2001 and 2000, respectively, and was credited directly to shareholders' equity. In addition, the Company's valuation allowance against gross deferred tax assets attributable to employee stock option transactions has been increased by $879 million in the first three months of fiscal 2001 and was reflected as a reduction of shareholders' equity.


7. SEGMENT INFORMATION AND MAJOR CUSTOMERS

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

The Company conducts business globally and is managed geographically. The Company's management relies on an internal management system that provides sales and standard cost information by geographic theater. Sales are attributed to a theater based on the ordering location of the customer. The Company's management makes financial decisions and allocates resources based on the information it receives from this internal management system. The Company does not allocate research and development, sales and marketing, or general and administrative expenses to its geographic theaters as management does not use this information to measure the performance of the operating segments. Management does not believe that allocating these

                               CISCO SYSTEMS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


expenses is material in evaluating a geographic theater's performance. Information from this internal management system differs from the amounts reported under generally accepted accounting principles due to certain corporate level adjustments not included in the internal management system. These corporate level adjustments are primarily sales adjustments relating to reserves for leases and structured loans, deferred revenue, two-tier distribution, and other timing differences. Based on established criteria, the Company has four reportable segments: the Americas; Europe, Middle East, and Africa ("EMEA"); Asia Pacific; and Japan.

Summarized financial information by segment for the three months ended October 28, 2000 and October 30, 1999, as taken from the internal management system discussed above, is as follows (in millions):


                                                                   Three Months Ended
                                                               ---------------------------
                                                               October 28,     October 30,
                                                                  2000            1999
                                                               ----------      -----------
Net sales:
   Americas                                                     $ 4,632          $ 2,662
   EMEA                                                           1,845            1,020
   Asia Pacific                                                     669              283
   Japan                                                            484              157
   Sales adjustments                                             (1,111)            (204)
                                                                -------          -------
     Total                                                      $ 6,519          $ 3,918
                                                                =======          =======
Gross margin:
   Americas                                                     $ 3,373          $ 1,940
   EMEA                                                           1,384              765
   Asia Pacific                                                     482              208
   Japan                                                            387              125
                                                                -------          -------
     Standard margin                                              5,626            3,038
   Sales adjustments                                             (1,111)            (204)
   Cost of sales adjustments                                        293               53
   Prodution overhead                                              (154)             (83)
   Manufacturing variances and other related costs                 (513)            (274)
                                                                -------          -------
     Total                                                      $ 4,141          $ 2,530
                                                                =======          =======


The net sales and standard margins by geographic theater differ from the amounts recognized under generally accepted accounting principles because the Company does not allocate certain sales adjustments, cost of sales adjustments, production overhead, and manufacturing variances and other related costs to the theaters. The above table reconciles the net sales and standard margins by geographic theater

                               CISCO SYSTEMS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


to net sales and gross margin as reported in the Consolidated Statements of Operations by including such adjustments.

The following table presents net sales for groups of similar products and services (in millions):


                                          Three Months Ended
                                      ----------------------------
                                      October 28,      October 30,
                                         2000             1999
                                      ----------       ----------
Routers                                $ 2,818          $ 1,598
Switches                                 2,809            1,576
Access                                     810              475
Other                                    1,193              473
Sales adjustments                       (1,111)            (204)
                                       -------          -------
   Total                               $ 6,519          $ 3,918
                                       =======          =======


Substantially all of the Company's assets at October 28, 2000 and July 29, 2000 were attributable to U.S. operations. No single customer accounted for 10% or more of net sales during the three months ended October 28, 2000 and October 30, 1999.

8. NET INCOME PER SHARE

The following table presents the calculation of basic and diluted net income per share (in millions, except per-share amounts):


                                                   Three Months Ended
                                               --------------------------
                                               October 28,    October 30,
                                                  2000           1999
                                               ----------     -----------
Net income                                       $  798         $  415
                                                 ======         ======
Weighted-average shares--basic                    7,093          6,833
   Effect of dilutive securities                    487            455
                                                 ------         ------
Weighted-average shares--diluted                  7,580          7,288
                                                 ======         ======
Net income per share--basic                      $ 0.11         $ 0.06
                                                 ======         ======
Net income per share--diluted                    $ 0.11         $ 0.06
                                                 ======         ======

                               CISCO SYSTEMS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


9. SUBSEQUENT EVENTS

Pending Business Combinations

The Company announced definitive agreements to acquire PixStream Incorporated; Vovida Networks, Inc.; IPCell Technologies; the broadband subscriber management software business of CAIS Software Solutions; Active Voice Corporation; and Radiata, Inc. for a total purchase price of approximately $1.50 billion, payable in common stock and cash. These acquisitions will be accounted for using the purchase method and are expected to close in the second quarter of fiscal 2001.

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

Net sales in the first quarter of fiscal 2001 were $6.52 billion, compared with $3.92 billion in the first quarter of fiscal 2000, an increase of 66.4%. The increase in net sales was primarily a result of increased unit sales of switch, router, and access products; growth in the sales of add-on boards that provide increased functionality; optical transport products; and maintenance, service, and support sales (see Note 7 to the Consolidated Financial Statements).

We manage our business on four geographic theaters: the Americas; Europe, the Middle East, and Africa ("EMEA"); Asia Pacific; and Japan. Summarized financial information by theater for the first quarter of fiscal 2001 and 2000 is summarized in the following table (in millions):


                                                     Three Months Ended
                                                ----------------------------
                                                October 28,      October 30,
                                                   2000             1999
                                                -----------      -----------
Net sales:
   Americas                                      $ 4,632          $ 2,662
   EMEA                                            1,845            1,020
   Asia Pacific                                      669              283
   Japan                                             484              157
   Sales adjustments                              (1,111)            (204)
                                                 -------          -------
     Total                                       $ 6,519          $ 3,918
                                                 =======          =======


Gross margin in the first quarter of fiscal 2001 was 63.5%, compared with 64.6% in the first quarter of fiscal 2000. The following table shows the standard margins for each theater:


                                                    Three Months Ended
                                                ----------------------------
                                                October 28,      October 30,
                                                   2000             1999
                                                -----------      -----------
Standard margin:
   Americas                                        72.8%           72.9%
   EMEA                                            75.0%           75.0%
   Asia Pacific                                    72.0%           73.5%
   Japan                                           80.0%           79.6%

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The net sales and standard margins by geographic theater differ from the amounts recognized under generally accepted accounting principles because we do not allocate certain sales adjustments, cost of sales adjustments, production overhead, and manufacturing variances and other related costs to the theaters. Sales adjustments relate to reserves for leases and structured loans, deferred revenue, two-tier distribution, and other timing differences.

Standard margins decreased for two geographic theaters as compared with the first quarter of fiscal 2000. The decrease in the overall gross margin was primarily due to shifts in product mix, introduction of new products, which generally have lower margins when first released, higher production-related costs, the continued pricing pressure seen from competitors in certain product areas, and the above-mentioned sales adjustments, which were not included in the standard margins.

We expect gross margin may be adversely affected by increases in material or labor costs, heightened price competition, increasing levels of services, higher inventory balances, introduction of new products for new high-growth markets, and changes in channels of distribution or in the mix of products sold. We believe gross margin may be additionally impacted due to constraints relating to certain component shortages that currently exist in the supply chain. We may also experience a lower gross margin as the product mix for access and optical product volume grows.

We have recently introduced several new products, with additional new products scheduled to be released in the future. Increase in demand would result in increased manufacturing capacity, which in turn would result in higher inventory balances. In addition, our vendor base is capacity-constrained and this could result in increased cost pressure on certain components. If product or related warranty costs associated with these new products are greater than we have experienced, gross margin may be adversely affected. Our gross margin may also be impacted by geographic mix, as well as the mix of configurations within each product group. We continue to expand into third-party or indirect-distribution channels, which generally results in a lower gross margin. In addition, increasing third-party and indirect-distribution channels generally results in greater difficulty in forecasting the mix of our product, and to a certain degree, the timing of orders from our customers. Downward pressures on our gross margin may be further impacted by other factors, such as increased percentage of net sales from service provider markets, which may have lower margins or an increase in product costs, which could adversely affect our future operating results.

Research and development ("R&D") expenses in the first quarter of fiscal 2001 were $942 million, compared with $541 million in the first quarter of fiscal 2000, an increase of 74.1%. R&D expenses, as a percentage of net sales, increased to 14.5% in the first quarter of fiscal 2001, compared with 13.8% in the first quarter of fiscal 2000. The increase reflected our ongoing R&D efforts in a wide variety of areas such as data, voice, and video integration, digital subscriber line ("DSL") technologies, cable modem technology, wireless access, dial access, enterprise switching, optical transport, security, network management, and high-end routing technologies, among others. A significant portion of the increase was due to the addition of new personnel, partly through acquisitions, as well as higher expenditures on prototypes and depreciation on

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


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

Sales and marketing expenses in the first quarter of fiscal 2001 were $1.36 billion, compared with $818 million in the first quarter of fiscal 2000, an increase of 66.5%. Sales and marketing expenses, as a percentage of net sales, remained constant at 20.9%. The increase in sales and marketing expense in absolute dollars was principally due to an increase in the size of our direct sales force and related commissions, additional marketing and advertising investments associated with the introduction of new products, the expansion of distribution channels, and general corporate branding. The increase also reflected our efforts to invest in certain key areas, such as expansion of our end-to-end networking strategy and service provider coverage, in order to be positioned to take advantage of future market opportunities. We currently expect that sales and marketing expenses will continue to increase in absolute dollars.

General and administrative ("G&A") expenses in the first quarter of fiscal 2001 were $195 million, compared with $112 million in the first quarter of fiscal 2000, an increase of 74.1%. G&A expenses, as a percentage of net sales, increased to 3.0% in the first quarter of fiscal 2001, compared with 2.9% in the first quarter of fiscal 2000. The increase in G&A expenses was primarily related to the addition of new personnel and investments in infrastructure. We intend to keep G&A expenses relatively constant as a percentage of net sales; however, this depends on the level of acquisition activity and our growth, among other factors.

Amortization of goodwill and other acquisition-related charges included in operating expenses was $231 million in the first quarter of fiscal 2001, compared with $24 million in the first quarter of fiscal 2000. Amortization of goodwill and other acquisition-related charges primarily relates to various purchase acquisitions (see Note 3 and Note 4 to the Consolidated Financial Statements). Amortization of goodwill and other acquisition-related charges will continue to increase as we acquire companies and technologies.

The amount expensed to in-process research and development ("in-process R&D") arose from the purchase acquisitions (see Note 3 to the Consolidated Financial Statements).

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

The following table summarizes the significant assumptions underlying the valuations for our significant purchase acquisitions completed in fiscal 2001 and 2000 (in millions, except percentages):


                                                     Acquisition Assumptions
                                          ----------------------------------------------
                                             Estimated Cost to           Risk-Adjusted
                                          Complete Technology at       Discount Rate for
Acquired Company                            Time of Acquisition          In-Process R&D
---------------------------------------   ----------------------       -----------------
FISCAL 2001
-----------
IPmobile, Inc.                                     $15                       42.5%
NuSpeed, Inc.                                      $ 6                       40.0%


FISCAL 2000
-----------
Monterey Networks, Inc.                            $ 4                       30.0%
The optical systems business of
 Pirelli S.p.A.                                    $ 5                       20.0%
Aironet Wireless Communications, Inc.              $ 3                       23.5%
Atlantech Technologies                             $ 6                       37.5%
JetCell, Inc.                                      $ 7                       30.5%
PentaCom, Ltd.                                     $13                       30.0%
Qeyton Systems                                     $ 6                       35.0%


Regarding our purchase acquisitions completed in fiscal 2001 and 2000, actual results to date have been consistent, in all material respects, with our assumptions at the time of the acquisitions. The assumptions primarily consist of an expected completion date for the in-process projects, estimated costs to complete the projects, and revenue and expense projections once the products have entered the market. Failure to achieve the expected levels of revenue and net income from these products will negatively impact the return on investment expected at the time that the acquisitions were completed and potentially result in impairment of any other assets related to the development activities.

Net gains realized on minority investments were $190 million in the first quarter of fiscal 2001. There were no gains realized on minority investments in the first quarter of fiscal 2000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Interest and other income, net, was $230 million in the first quarter of fiscal 2001, compared with $102 million in the first quarter of fiscal 2000. The increase was primarily due to interest income related to the general increase in cash and investments generated from our operations.

The effective tax rate was 39.6%, which included the impact of nondeductible in-process R&D and acquisition-related costs. Our future effective tax rates could be adversely affected if earnings are lower than anticipated in countries where we have lower effective rates or by unfavorable changes in tax laws and regulations.

Liquidity and Capital Resources

Cash and cash equivalents, short-term investments, and investments were $19.58 billion at October 28, 2000, a decrease of $914 million from July 29, 2000. The decrease was primarily a result of a net unrealized loss on publicly held investments of $1.75 billion ($1.13 billion net of tax) and cash used in investing activities, including $524 million in capital expenditures and $317 million in minority investments, offset by cash generated by operating and financing activities of $1.68 billion.

Accounts receivable increased 25.6% from July 29, 2000 to October 28, 2000. Days sales outstanding in receivables increased to 40 days at October 28, 2000 from 37 days at July 29, 2000. The increase in accounts receivable and days sales outstanding was due, in part, to growth in net sales combined with conditions in a number of markets resulting in longer payment terms. Inventories increased 58.8% from July 29, 2000 to October 28, 2000. Inventory turns decreased to 6.0 times at October 28, 2000 from 7.8 times at July 29, 2000. The increase in inventory levels reflected new product introductions, continued growth in our two-tier distribution system, and increased purchases to secure the supply of certain components. Inventory management remains an area of focus as we balance the need to maintain strategic inventory levels to ensure competitive lead times versus the risk of inventory obsolescence because of rapidly changing technology and customer requirements.

At October 28, 2000, we had a line of credit totaling $500 million, which expires in July 2002. There have been no borrowings under this agreement.

We have entered into certain lease agreements in San Jose, California, where our headquarters operations are established, and in Boxborough, Massachusetts; Littleton, Massachusetts; Salem, New Hampshire; Richardson, Texas; and Research Triangle Park, North Carolina, where we have expanded certain R&D and customer-support activities. In connection with these transactions, we pledged $1.39 billion of our investments as collateral for certain obligations of the leases. We anticipate that we will occupy more leased property in the future that will require similar pledged securities; however, we do not expect the impact of this activity to be material to our liquidity position.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


We believe that our current cash and cash equivalents, short-term investments, line of credit, and cash generated from operations will satisfy our expected working capital, capital expenditure, and investment requirements at least through the next 12 months.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                  RISK FACTORS


Set forth below and elsewhere in this Quarterly Report and in the other documents we file with the SEC are risks and uncertainties that could cause actual results to differ materially from the results contemplated by the forward-looking statements contained in this Quarterly Report.

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

- The introduction and market acceptance of new technologies and standards, including switch routers, Gigabit Ethernet switching, Tag Switching (currently also known as multiprotocol label switching ["MPLS"]), optical transport, wireless, content networking, and data, voice, and video capabilities;

-       Variations in sales channels, product costs, or mix of products sold;

-       The timing of orders and manufacturing lead times;

-       The trend towards sales of integrated network solutions;

- The timing and amount of employer payroll tax to be paid on employees' gains on stock options exercised;

- Overall information technology spending, especially service provider capital spending in the data or IP segment; and

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

We recently introduced several new products, with additional new products scheduled to be released in the future. Increase in demand would result in increased manufacturing capacity, which in turn would result in higher inventory balances. In addition, our vendor base is capacity-

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                  RISK FACTORS


constrained, and this could result in increased cost pressure on certain components. If product or related warranty costs associated with these new products are greater than we have experienced, gross margin may be adversely affected. Our gross margin may also be impacted by geographic mix, as well as the mix of configurations within each product group. We continue to expand into third-party or indirect-distribution channels, which generally results in a lower gross margin. In addition, increasing third-party and indirect-distribution channels generally results in greater difficulty in forecasting the mix of our product, and to a certain degree, the timing of orders from our customers. Downward pressures on our gross margin may be further impacted by other factors, such as increased percentage of revenue from service provider markets, which may have lower margins or an increase in product costs, which could adversely affect our future operating results.

We also expect that our operating margin may decrease as we continue to hire additional personnel and experience increases in overall operating expenses to support our business. We plan our operating expense levels based primarily on forecasted revenue levels. Because these expenses are relatively fixed in the short-term, a shortfall in revenue could lead to operating results being below expectations.

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

- As we continue to acquire companies and new technologies, we are dependent, at least initially, on unfamiliar supply chains or relatively small supply partners; and

- We face increased competition for certain components, which are currently supply constrained, from existing competitors and companies in other markets.

Manufacturing capacity and component supply constraints could be significant issues for us. For example, we have increased our manufacturing capacity significantly and plan to further increase capacity. To mitigate the component supply constraints, we have started to build inventory

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                  RISK FACTORS


levels and intend to continue to carry a higher level of inventory until lead times improve. A reduction or interruption in supply or a significant increase in the price of one or more components would adversely affect our business, operating results and financial condition, perhaps materially, and could materially damage customer relationships.

WE COMPETE IN THE HIGHLY COMPETITIVE TELECOMMUNICATIONS EQUIPMENT MARKET

We compete in the Internet infrastructure market, providing solutions for transporting data, voice, and video traffic across intranets, extranets, and the Internet. The market is characterized by rapid growth, converging technologies, and a conversion to New World solutions that offer superior advantages. These market factors represent both an opportunity and a competitive threat to us. We compete with numerous vendors in each product category. We expect that the overall number of competitors providing niche product solutions will increase due to the market's attractive growth. On the other hand, we expect the number of vendors supplying end-to-end networking solutions will decrease, due to the rapid pace of acquisitions in the industry. We believe our primary competition comes from nimble start-ups and young companies offering innovative niche solutions.

Our competitors include Alcatel, Ericsson, Extreme, Foundry, Juniper, Lucent, Nortel, Redback, Siemens AG, and Sycamore. Some of our competitors compete across many of our product lines, while others do not offer as wide a breadth of solutions. Several of our current and potential competitors have greater financial, marketing, and technical resources than we do.

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

- The ability to provide value-added features such as security, reliability, and investment protection; and

-       Market presence

We also face competition from customers we license technology to and suppliers from whom we transfer technology. Networking's inherent nature requires inter-operability. As such, we must cooperate and at the same time compete with these companies. Our inability to effectively manage these complicated relationships with customers and suppliers could have a material adverse effect on our business, operating results, and financial condition.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                  RISK FACTORS


WE EXPECT TO MAKE FUTURE ACQUISITIONS WHERE ADVISABLE AND ACQUISITIONS INVOLVE NUMEROUS RISKS

The networking business is highly competitive, and as such, our growth is dependent upon market growth, our ability to enhance our existing products, and our ability to introduce new products on a timely basis. One of the ways we have addressed and will continue to address the need to develop new products is through acquisitions of other companies. Acquisitions involve numerous risks, including the following:

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

WE ARE EXPOSED TO THE CREDIT RISK OF SOME OF OUR CUSTOMERS AND TO CREDIT EXPOSURES IN WEAKENED MARKETS

A significant proportion of our sales are derived through our partners in two-tier distribution channels. These customers are generally given privileges to return inventory, receive credits for changes in selling prices, and participate in cooperative marketing programs. We maintain appropriate accruals and allowances for such exposures. However, such partners tend to have access to more limited financial resources than other resellers and end-user customers and therefore represent potential sources of increased credit risk. We are experiencing increased demands for customer financing, including loan financing and leasing solutions. We expect demands for customer financing to continue. We believe it is a competitive factor in obtaining business, particularly in supplying customers involved in significant infrastructure projects. Our loan financing arrangements may include not only financing the acquisition of our products but also providing additional funds for soft costs associated with network installation and integration of our products and for working capital purposes. Although we have programs in place to monitor and mitigate the associated risk, there can be no assurance that such programs will be effective in reducing our credit risk. We also continue to monitor increased credit exposures from weakened financial conditions in certain geographic regions, and the impact that such conditions may have on the worldwide economy. We have experienced losses due to customers failing to meet their obligations. Although these losses have not been significant, future losses, if incurred, could harm our business and have a material adverse effect on our operating results and financial condition.

WE ARE EXPOSED TO FLUCTUATIONS IN THE MARKET VALUES OF OUR PORTFOLIO INVESTMENTS AND IN INTEREST RATES

For additional information regarding the sensitivity of and risks associated with the market value of portfolio investments and interest rates, see Item 3 "Quantitative and Qualitative Disclosures About Market Risk" contained in this Quarterly Report.

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

OUR BUSINESS DEPENDS UPON OUR PROPRIETARY RIGHTS, AND THERE IS A RISK OF INFRINGEMENT

Our success is dependent upon our proprietary technology. We generally rely upon patents, copyrights, trademarks, and trade secret laws to establish and maintain our proprietary rights in our technology and products. We have a program to file applications for and obtain patents in the United States and in selected foreign countries where a potential market for our products exists. We have been issued a number of patents; other patent applications are currently pending. There can be no assurance that any of these patents will not be challenged, invalidated, or circumvented, or that any rights granted thereunder will provide competitive advantages to us. In addition, there can be no assurance that patents will be issued from pending applications, or that claims allowed on any future patents will be sufficiently broad to protect our technology. Furthermore, the laws of some foreign countries may not permit the protection of our proprietary rights to the same extent as do the laws of the United States. Although we believe the protection afforded by its patents, patent applications, copyrights, and trademarks has value, the rapidly changing technology in the networking industry makes our future success dependent primarily on the innovative skills, technological expertise, and management abilities of our employees rather than on patent, copyright, and trademark protection.

Many of our products are designed to include software or other intellectual property licensed from third-parties. While it may be necessary in the future to seek or renew licenses relating to various aspects of our products, we believe that based upon past experience and standard industry practice, such licenses generally could be obtained on commercially reasonable terms. Because of the existence of a large number of patents in the networking field and the rapid rate of issuance of new patents, it is not economically practical to determine in advance whether a product or any of its components infringe patent rights of others. From time to time, we receive notices from or are sued by third-parties regarding patent claims. If infringement is alleged, we believe that, based upon industry practice, any necessary license or rights under such patents may

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                  RISK FACTORS


be obtained on terms that would not have a material adverse effect on our business, operating results, or financial condition. Nevertheless, there can be no assurance that the necessary licenses would be available on acceptable terms, if at all, or that we would prevail in any such challenge. The inability to obtain certain licenses or other rights or to obtain such licenses or rights on favorable terms, or the need to engage in litigation could have a material adverse effect on our business, operating results, and financial condition.

WE FACE RISKS FROM THE UNCERTAINTIES OF REGULATION OF THE INTERNET

There are currently few laws or regulations that apply directly to access or commerce on the Internet. We could be materially adversely affected by regulation of the Internet and Internet commerce in any country where we operate on such technology as voice over the Internet, encryption technology, and access charges for Internet service providers. We also could be materially adversely affected by the continuing deregulation of the telecommunications industry. The adoption of regulation of the Internet and Internet commerce could decrease demand for our products, and at the same time increase the cost of selling our products, which could have a material adverse effect on our business, operating results, and financial condition.

THE ENTRANCE INTO NEW OR DEVELOPING MARKETS EXPOSES OUR BUSINESS AND OPERATIONS TO RISKS

As we focus on new market opportunities, such as transporting data, voice, and video traffic across the same network, we will increasingly compete with large telecommunications equipment suppliers such as Alcatel, Ericsson, Lucent, Nortel, and Siemens AG, among others, and several well-funded start-up companies. Several of our current and potential competitors may have greater financial, marketing, and technical resources than we do. Additionally, as customers in these markets complete infrastructure deployments, they may require greater levels of service, support, and financing than we have experienced in the past. We have not entered into a material amount of labor intensive service contracts which require significant production or customization. However, we expect that demand for these types of service contracts will increase in the future. There can be no assurance that we can provide products, service, support, and financing to effectively compete for these market opportunities. Further, provision of greater levels of services by us may result in less favorable timing of revenue recognition than we have historically experienced.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We maintain an investment portfolio of various holdings, types, and maturities. These securities are generally classified as available for sale and, consequently, are recorded on the balance sheet at fair value with unrealized gains or losses reported as a separate component of accumulated other comprehensive income, net of tax. Part of this portfolio includes minority equity investments in several publicly traded companies, the values of which are subject to market price volatility. For example, as a result of recent market price volatility of our publicly traded equity investments, we experienced a $1.13 billion after-tax unrealized loss during the first quarter of fiscal 2001 on these investments. We have also invested in numerous privately held companies, many of which can still be considered in the start-up or development stages. These investments are inherently risky as the market for the technologies or products they have under development are typically in the early stages and may never materialize. We could lose our entire initial investment in these companies. We also have certain real estate lease commitments with payments tied to short-term interest rates. At any time, a sharp rise in interest rates could have a material adverse impact on the fair value of our investment portfolio while increasing the costs associated with our lease commitments. Conversely, declines in interest rates could have a material impact on interest earnings for our investment portfolio. We do not currently hedge these interest rate exposures.

Readers are referred to pages 23 to 24 of the fiscal 2000 Annual Report to Shareholders for a more detailed discussion of quantitative and qualitative disclosures about market risk.

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


                            Valuation of Securities                         Valuation of Securities
                               Given X% Decrease          Fair Value          Given X% Increase
                             in Each Stock's Price           as of          in Each Stock's Price
                        -------------------------------     Oct. 28,    -------------------------------
                         (50%)       (35%)       (15%)       2000         15%         35%         50%
                        -------     -------     -------   ----------    -------     -------     -------
Corporate equities      $ 2,308     $ 3,000     $ 3,924    $ 4,616      $ 5,308     $ 6,232     $ 6,924


Our equity portfolio consists of securities with characteristics that most closely match the S&P Index or companies traded on the NASDAQ National Market. The NASDAQ Composite Index has shown a 15% movement in each of the last three years and a 35% and 50% movement in at least one of the last three years.

PART II. OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

(c) During the quarter ended October 28, 2000, the Company issued an aggregate of approximately 16.8 million shares of its common stock in connection with the purchase of the capital stock of HyNEX, Ltd., IPmobile, Inc., Komodo Technology, Inc., Netiverse, Inc., and NuSpeed, Inc. The shares were issued pursuant to exemptions by reason of Section 4(2) of the Securities Act of 1933, as amended. These sales were made without general solicitation or advertising. Each purchaser was an accredited investor or a sophisticated investor with access to all relevant information necessary. The Company has filed Registration Statements on Form S-3 covering the resale of such securities.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)     Exhibit 27 Financial Data Schedule

(b)     Reports on Form 8-K

The Company filed seven reports on Form 8-K during the quarter ended October 28, 2000. Information regarding the items reported on is as follows:


Date                    Item Reported On
----                    ----------------
August 4, 2000          The Company reported that the supplementary consolidated
                        financial information reflected the acquisitions of
                        SightPath, Inc., InfoGear Technology Corporation, and
                        ArrowPoint Communications, Inc. as if the acquired
                        entities were wholly owned subsidiaries of the Company
                        since inception.

August 15, 2000         The Company reported its fourth quarter results for the
                        period ending July 29, 2000 and announced the departure
                        of Don Listwin, Executive Vice President of Corporate
                        Marketing and Service Provider and Consumer Lines of
                        Business.

September 7, 2000       The Company announced the completion of the acquisition
                        of IPmobile, Inc.

September 15, 2000      The Company announced the completion of the acquisition
                        of NuSpeed, Inc.

September 26, 2000      The Company announced the completion of the acquisition
                        of HyNEX, Ltd.

September 28, 2000      The Company announced the completion of the acquisition
                        of Komodo Technology, Inc.

September 29, 2000      The Company announced the acquisition of Vovida Networks,
                        Inc. and IPCell Technologies, Inc.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       Cisco Systems, Inc.

Date: December 11, 2000                By /s/  Larry R. Carter
                                          --------------------------------------
                                       Larry R. Carter, Senior Vice
                                       President, Finance and
                                       Administration, Chief Financial
                                       Officer and Secretary

                                  EXHIBIT INDEX

No.       Description
---       -----------
27        Financial Data Schedule