Form 10-Q
period 2001-01-27
CISCO SYSTEMS INC
filed 2001-03-12
CIK 858877

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

                 FOR THE QUARTERLY PERIOD ENDED JANUARY 27, 2001

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

                                 YES [X] NO [ ]

As of February 23, 2001, 7,276,393,789 shares of the registrant's common stock were outstanding.

================================================================================

                               CISCO SYSTEMS, INC.

                FORM 10-Q FOR THE QUARTER ENDED JANUARY 27, 2001

                                      INDEX


                                                                                         Page
Part I.        Financial Information

Item 1.        Financial Statements

               a) Consolidated Statements of Operations for the three and six months
                  ended January 27, 2001 and January 29, 2000                              3

               b) Consolidated Balance Sheets at January 27, 2001 and July 29, 2000        4

               c) Consolidated Statements of Cash Flows for the six months ended
                  January 27, 2001 and January 29, 2000                                    5

               d) Notes to Consolidated Financial Statements                               6

Item 2.        Management's Discussion and Analysis of Financial Condition and
               Results of Operations                                                      15

Item 3.        Quantitative and Qualitative Disclosures About Market Risk                 32

Part II.       Other Information

Item 2.        Changes in Securities and Use of Proceeds                                  33

Item 6.        Exhibits and Reports on Form 8-K                                           34

               Signature                                                                  35

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                               CISCO SYSTEMS, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN MILLIONS, EXCEPT PER-SHARE AMOUNTS)
                                   (UNAUDITED)


                                                       Three Months Ended              Six Months Ended
                                                   --------------------------      --------------------------
                                                   January 27,     January 29,     January 27,    January 29,
                                                      2001            2000            2001           2000
                                                   ----------      ----------      ----------      ----------
NET SALES                                          $    6,748      $    4,357      $   13,267      $    8,275
Cost of sales                                           2,581           1,539           4,959           2,927
                                                   ----------      ----------      ----------      ----------

     GROSS MARGIN                                       4,167           2,818           8,308           5,348

Operating expenses:
     Research and development                           1,012             602           1,959           1,143
     Sales and marketing                                1,434             933           2,796           1,751
     General and administrative                           196             147             392             259
     Amortization of goodwill and
      purchased intangible assets                         256              47             481              71
     In-process research and development                  237              43             746             424
                                                   ----------      ----------      ----------      ----------
       Total operating expenses                         3,135           1,772           6,374           3,648
                                                   ----------      ----------      ----------      ----------

OPERATING INCOME                                        1,032           1,046           1,934           1,700

Net gains realized on minority investments                  -              31             190              31
Interest and other income, net                            275             120             505             222
                                                   ----------      ----------      ----------      ----------

INCOME BEFORE PROVISION
   FOR INCOME TAXES                                     1,307           1,197           2,629           1,953
Provision for income taxes                                433             381             957             722
                                                   ----------      ----------      ----------      ----------

     NET INCOME                                    $      874      $      816      $    1,672      $    1,231
                                                   ==========      ==========      ==========      ==========

Net income per share--basic                        $     0.12      $     0.12      $     0.23      $     0.18
                                                   ==========      ==========      ==========      ==========

Net income per share--diluted                      $     0.12      $     0.11      $     0.22      $     0.17
                                                   ==========      ==========      ==========      ==========

Shares used in per-share calculation--basic             7,144           6,911           7,121           6,872
                                                   ==========      ==========      ==========      ==========

Shares used in per-share calculation--diluted           7,556           7,387           7,567           7,338
                                                   ==========      ==========      ==========      ==========


See Notes to Consolidated Financial Statements.

                               CISCO SYSTEMS, INC.

                           CONSOLIDATED BALANCE SHEETS
                         (IN MILLIONS, EXCEPT PAR VALUE)
                                   (UNAUDITED)


                                                                        January 27,      July 29,
                                                                           2001            2000
                                                                        ----------      ----------
ASSETS
Current assets:
  Cash and cash equivalents                                             $    3,994      $    4,234
  Short-term investments                                                       788           1,291
  Accounts receivable, net of allowance for doubtful accounts
   of $89 at January 27, 2001 and $43 at July 29, 2000                       3,512           2,299
  Inventories, net                                                           2,533           1,232
  Deferred tax assets                                                        1,162           1,091
  Lease receivables                                                            454             588
  Prepaid expenses and other current assets                                    469             375
                                                                        ----------      ----------

    Total current assets                                                    12,912          11,110

Investments                                                                 12,007          13,688
Restricted investments                                                       1,162           1,286
Property and equipment, net                                                  2,211           1,426
Goodwill and purchased intangible assets, net                                4,696           4,087
Lease receivables                                                              516             527
Other assets                                                                 2,377             746
                                                                        ----------      ----------

    TOTAL ASSETS                                                        $   35,881      $   32,870
                                                                        ==========      ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                      $      942      $      739
  Income taxes payable                                                         287             233
  Accrued compensation                                                       1,312           1,317
  Deferred revenue                                                           1,994           1,386
  Other accrued liabilities                                                  1,800           1,521
                                                                        ----------      ----------

    Total current liabilities                                                6,335           5,196

Deferred tax liabilities                                                         -           1,132
Minority interest                                                               48              45

Shareholders' equity:
  Preferred stock, no par value: 5 shares authorized;
   none issued and outstanding                                                   -               -
  Common stock and additional paid-in capital, $0.001 par value:
   20,000 shares authorized; 7,241 and 7,138 shares issued and
   outstanding at January 27, 2001 and July 29, 2000, respectively          18,203          14,609
  Retained earnings                                                         10,030           8,358
  Accumulated other comprehensive income                                     1,265           3,530
                                                                        ----------      ----------
    Total shareholders' equity                                              29,498          26,497
                                                                        ----------      ----------

    TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                          $   35,881      $   32,870
                                                                        ==========      ==========


See Notes to Consolidated Financial Statements.

                               CISCO SYSTEMS, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (IN MILLIONS)
                                   (UNAUDITED)


                                                                            Six Months Ended
                                                                       ---------------------------
                                                                       January 27,      January 29,
                                                                          2001             2000
                                                                       ----------       ----------
Cash flows from operating activities:
  Net income                                                           $    1,672       $    1,231
  Adjustments to reconcile net income to
   net cash provided by operating activities:
    Depreciation and amortization                                             974              308
    Provision for doubtful accounts                                            52               13
    Provision for inventory reserves                                          338              154
    Deferred income taxes                                                    (661)            (113)
    Tax benefits from employee stock plans                                  1,662              697
    Adjustment to conform fiscal year ends of pooled acquisitions               -              (18)
    In-process research and development                                       637              424
    Net gains on minority investments and provision for losses                 43                -
    Change in operating assets and liabilities:
     Accounts receivable                                                   (1,261)            (477)
     Inventories                                                           (1,637)            (195)
     Prepaid expenses and other current assets                                (93)             (43)
     Accounts payable                                                         193              (33)
     Income taxes payable                                                      54               91
     Accrued compensation                                                      (5)             133
     Deferred revenue                                                         608              222
     Other accrued liabilities                                                250              303
                                                                       ----------       ----------
      Net cash provided by operating activities                             2,826            2,697
                                                                       ----------       ----------

Cash flows from investing activities:
  Purchases of short-term investments                                      (1,975)            (417)
  Sales and maturities of short-term investments                            2,818            1,227
  Purchases of investments                                                 (9,866)          (5,988)
  Sales and maturities of investments                                       7,793            5,800
  Purchases of restricted investments                                        (489)            (158)
  Sales and maturities of restricted investments                              705              123
  Acquisition of property and equipment                                    (1,208)            (414)
  Acquisition of businesses, net of cash and cash equivalents                 (24)             (11)
  Net change in lease receivables                                             145             (262)
  Purchases of minority investments                                          (806)            (125)
  Other                                                                      (855)            (310)
                                                                       ----------       ----------
      Net cash used in investing activities                                (3,762)            (535)
                                                                       ----------       ----------

Cash flows from financing activities:
  Issuance of common stock                                                    698              669
  Other                                                                        (2)               6
                                                                       ----------       ----------
      Net cash provided by financing activities                               696              675
                                                                       ----------       ----------

Net increase (decrease) in cash and cash equivalents                         (240)           2,837
Cash and cash equivalents, beginning of period                              4,234              913
                                                                       ----------       ----------

Cash and cash equivalents, end of period                               $    3,994       $    3,750
                                                                       ==========       ==========


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

Basis of Presentation

The accompanying financial data as of January 27, 2001 and for the three and six months ended January 27, 2001 and January 29, 2000 has been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The July 29, 2000 Consolidated Balance Sheet was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and the notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended July 29, 2000.

In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present a fair statement of financial position as of January 27, 2001, results of operations for the three and six months ended January 27, 2001 and January 29, 2000, and cash flows for the six months ended January 27, 2001 and January 29, 2000 have been made. The results of operations for the three and six months ended January 27, 2001 are not necessarily indicative of the operating results for the full fiscal year or any future periods.

Certain amounts from the previous periods have been reclassified to conform with the current period presentation.

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

3.      BUSINESS COMBINATIONS

Purchase Combinations

During the first six months of fiscal 2001, the Company completed a number of purchase acquisitions. The Consolidated Financial Statements include the operating results of each business from the date of acquisition. Pro forma results of operations have not been presented because the effects of these acquisitions were not material on either an individual or an aggregate basis.

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

                               CISCO SYSTEMS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

The following is a summary of purchase transactions completed in the first six months of fiscal 2001 (in millions):


                                                  In-Process                          Form of Consideration
Acquired Company              Consideration       R&D Expense                     and Other Notes to Acquisition
----------------              -------------       -----------             ------------------------------------------------
IPmobile, Inc.                     $ 422            $ 181                 Cash of $4; common stock and options
                                                                          assumed; goodwill and other intangibles recorded
                                                                          of $157
NuSpeed, Inc.                      $ 463            $ 164                 Cash of $4; common stock and options
                                                                          assumed; goodwill and other intangibles recorded
                                                                          of $214
IPCell Technologies, Inc.          $ 213            $  75                 Cash of $16; common stock and options
                                                                          assumed; $5 in liabilities assumed; goodwill and
                                                                          other intangibles recorded of $102
PixStream Incorporated             $ 395            $  67                 Common stock and options assumed; $2 in
                                                                          liabilities assumed; goodwill and other intangibles
                                                                          recorded of $315
Other                              $ 756            $ 259                 Cash of $181; common stock and options
                                                                          assumed; $22 in liabilities assumed;
                                                                          goodwill and other intangibles recorded of $308


Other Purchase Combinations Completed as of January 27, 2001

During the six months ended January 27, 2001, the Company acquired Netiverse, Inc.; HyNEX, Ltd.; Komodo Technology, Inc.; Vovida Networks, Inc.; and the broadband subscriber management business of CAIS Software Solutions, Inc. for a total purchase price of $756 million, paid in common stock and cash. Total in-process R&D related to these acquisitions amounted to $259 million.

Total in-process R&D expense for the six months ended January 27, 2001 and January 29, 2000 was $746 million and $424 million, respectively. The in-process R&D expense that was attributable to stock consideration for the same periods was $637 million and $424 million, respectively.

                               CISCO SYSTEMS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

4.      BALANCE SHEET DETAIL

The following tables provide details of selected balance sheet items (in millions):


                                                    January 27,       July 29,
                                                       2001             2000
                                                    ----------       ----------
Inventories, net:
Raw materials                                       $      941       $      145
Work in process                                            902              472
Finished goods                                             610              496
Demonstration systems                                       80              119
                                                    ----------       ----------
   Total                                            $    2,533       $    1,232
                                                    ==========       ==========

Goodwill and purchased intangible assets, net:
Goodwill                                            $    3,645       $    2,937
Purchased intangible assets                              1,950            1,558
                                                    ----------       ----------
                                                         5,595            4,495
Less, accumulated amortization                            (899)            (408)
                                                    ----------       ----------
   Total                                            $    4,696       $    4,087
                                                    ==========       ==========

Other assets:
Minority investments, net                           $      765       $      181
Inventory financing                                        645               25
Lease deposit                                              320                -
Structured loans, net                                      186              205
Other                                                      461              335
                                                    ----------       ----------
   Total                                            $    2,377       $      746
                                                    ==========       ==========

                               CISCO SYSTEMS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

The following table presents the details of the amortization of goodwill and purchased intangible assets (in millions):


                                              Three Months Ended                Six Months Ended
                                         ---------------------------        --------------------------
                                         January 27,      January 29,      January 27,      January 29,
                                            2001             2000             2001             2000
                                         ----------       ----------       ----------       ----------
Reported as:
   Cost of sales                         $        6       $        6       $       10       $       12
   Operating expenses                           256               47              481               71
                                         ----------       ----------       ----------       ----------
    Total                                $      262       $       53       $      491       $       83
                                         ==========       ==========       ==========       ==========


5.      COMPREHENSIVE INCOME (LOSS)

The components of comprehensive income (loss), net of tax, are as follows (in millions):


                                              Three Months Ended                 Six Months Ended
                                         ---------------------------       ---------------------------
                                         January 27,      January 29,      January 27,      January 29,
                                            2001             2000             2001             2000
                                         ----------       ----------       ----------       ----------
Net income                               $      874       $      816       $    1,672       $    1,231
Other comprehensive income (loss):
  Change in net unrealized gains
   on investments                            (1,134)             999           (2,263)           1,519
  Change in accumulated translation
   adjustments                                   17               (2)              (2)               4
                                         ----------       ----------       ----------       ----------
   Total                                 $     (243)      $    1,813       $     (593)      $    2,754
                                         ==========       ==========       ==========       ==========


6.      INCOME TAXES

The Company received net income tax refunds of $118 million for the six months ended January 27, 2001 and paid income taxes of $174 million for the six months ended January 29, 2000. The Company's income taxes currently payable for federal and state purposes have been reduced by the tax benefits of employee stock option transactions. This benefit totaled $1.66 billion and $697 million in the first six months of fiscal 2001 and 2000, respectively, and was credited directly to shareholders' equity. In addition, the Company's valuation allowance against gross deferred tax assets attributable to employee stock option transactions has been increased by $479 million in the first six months of fiscal 2001 and was reflected as a debit to shareholders' equity.

                               CISCO SYSTEMS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

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

The Company conducts business globally and is managed geographically. The Company's management relies on an internal management system that provides sales and standard cost information by geographic theater. Sales are attributed to a theater based on the ordering location of the customer. The Company's management makes financial decisions and allocates resources based on the information it receives from this internal management system. The Company does not allocate research and development, sales and marketing, or general and administrative expenses to its geographic theaters, as management does not use this information to measure the performance of the operating segments. Management does not believe that allocating these expenses is material in evaluating a geographic theater's performance. Information from this internal management system differs from the amounts reported under generally accepted accounting principles due to certain corporate level adjustments not included in the internal management system. These corporate level adjustments are primarily sales adjustments relating to reserves for leases and structured loans, deferred revenue, two-tier distribution, and other timing differences. Based on established criteria, the Company has four reportable segments: the Americas; Europe, the Middle East, and Africa ("EMEA"); Asia Pacific; and Japan.

                               CISCO SYSTEMS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

Summarized financial information by segment for the three and six months ended January 27, 2001 and January 29, 2000, as taken from the internal management system discussed above, is as follows (in millions):


                                              Three Months Ended                 Six Months Ended
                                         ---------------------------       ---------------------------
                                         January 27,      January 29,      January 27,      January 29,
                                            2001             2000             2001             2000
                                         ----------       ----------       ----------       ----------
Net sales:
  Americas                               $    4,197       $    2,879       $    8,829       $    5,541
  EMEA                                        1,991            1,082            3,836            2,102
  Asia Pacific                                  731              351            1,400              634
  Japan                                         434              182              918              339
  Sales adjustments                            (605)            (137)          (1,716)            (341)
                                         ----------       ----------       ----------       ----------
   Total                                 $    6,748       $    4,357       $   13,267       $    8,275
                                         ==========       ==========       ==========       ==========

Gross margin:
  Americas                               $    3,003       $    2,117       $    6,376       $    4,057
  EMEA                                        1,513              801            2,897            1,566
  Asia Pacific                                  504              259              986              467
  Japan                                         334              144              721              269
                                         ----------       ----------       ----------       ----------
   Standard margin                            5,354            3,321           10,980            6,359
  Sales adjustments                            (605)            (137)          (1,716)            (341)
  Cost of sales adjustments                      63               72              356              125
  Production overhead                          (147)            (106)            (301)            (189)
  Manufacturing variances and other
   related costs                               (498)            (332)          (1,011)            (606)
                                         ----------       ----------       ----------       ----------
   Total                                 $    4,167       $    2,818       $    8,308       $    5,348
                                         ==========       ==========       ==========       ==========


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

                               CISCO SYSTEMS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

The following table presents net sales for groups of similar products and services (in millions):


                                           Three Months Ended               Six Months Ended
                                      ---------------------------     ---------------------------
                                      January 27,     January 29,     January 27,     January 29,
                                         2001            2000            2001            2000
                                      ----------      ----------      ----------      ----------
Routers                               $    2,375      $    1,688      $    5,193      $    3,286
Switches                                   3,283           1,702           6,092           3,278
Access                                       616             507           1,426             982
Other                                      1,079             597           2,272           1,070
Sales adjustments                           (605)           (137)         (1,716)           (341)
                                      ----------      ----------      ----------      ----------
  Total                               $    6,748      $    4,357      $   13,267      $    8,275
                                      ==========      ==========      ==========      ==========


Substantially all of the Company's assets at January 27, 2001 and July 29, 2000 were attributable to U.S. operations. No single customer accounted for 10% or more of net sales during the three and six months ended January 27, 2001 and January 29, 2000.

8.      NET INCOME PER SHARE

The following table presents the calculation of basic and diluted net income per share (in millions, except per-share amounts):


                                          Three Months Ended               Six Months Ended
                                      --------------------------      --------------------------
                                      January 27,     January 29,     January 27,     January 29,
                                         2001            2000            2001            2000
                                      ----------      ----------      ----------      ----------
Net income                            $      874      $      816      $    1,672      $    1,231
                                      ==========      ==========      ==========      ==========

Weighted-average shares--basic             7,144           6,911           7,121           6,872
Effect of dilutive securities                412             476             446             466
                                      ----------      ----------      ----------      ----------
Weighted-average shares--diluted           7,556           7,387           7,567           7,338
                                      ==========      ==========      ==========      ==========

Net income per share--basic           $     0.12      $     0.12      $     0.23      $     0.18
                                      ==========      ==========      ==========      ==========

Net income per share--diluted         $     0.12      $     0.11      $     0.22      $     0.17
                                      ==========      ==========      ==========      ==========

                               CISCO SYSTEMS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

9.      SUBSEQUENT EVENTS

Business Combinations

In February 2001, the Company acquired Active Voice Corporation; Radiata, Inc.; and ExiO Communications, Inc. for a total purchase price of approximately $746 million, payable in common stock and cash. These acquisitions will be accounted for using the purchase method.

Investment in KPMG Consulting, Inc.

In January 2000, the Company purchased five million shares of Series A Mandatorily Redeemable Convertible Preferred Stock ("Preferred Stock") in KPMG Consulting, Inc. totaling $1.05 billion. In February 2001, 1.4 million shares of Preferred Stock were repurchased by KPMG LLP for $378 million and 2.5 million shares of Preferred Stock were repurchased by KPMG Consulting, Inc. for $525 million. The remaining portion of the Preferred Stock was converted to 9.9% of the outstanding common stock of KPMG Consulting, Inc. upon the completion of its initial public offering.

Minority Interest

In February 2001, the Company purchased a portion of the minority interest of Cisco Systems, K.K. (Japan) for approximately $275 million. As a result, the Company has increased its ownership to 84.2% of the voting rights.

Workforce Reduction

In March 2001, the Company announced measures to reduce its workforce. As a result of this workforce reduction, the Company expects to incur a one-time charge of $300 to $400 million by the end of the fourth quarter of fiscal 2001.

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

Net sales in the second quarter of fiscal 2001 were $6.75 billion, compared with $4.36 billion in the second quarter of fiscal 2000, an increase of 54.9%. Net sales in the first six months of fiscal 2001 were $13.27 billion, compared with $8.27 billion in the first six months of fiscal 2000, an increase of 60.3%. The increases in net sales were primarily a result of increased unit sales of switch, router, and access products; growth in the sales of add-on boards that provide increased functionality; increased sales of optical transport products; and increased maintenance, service, and support sales (see Note 7 to the Consolidated Financial Statements). Net sales in the second quarter of fiscal 2001 were $6.75 billion, compared with $6.52 billion in the first quarter of fiscal 2001, an increase of 3.5%.

We manage our business on four geographic theaters: the Americas; Europe, the Middle East, and Africa ("EMEA"); Asia Pacific; and Japan. Summarized financial information by theater for the first three and six months of fiscal 2001 and 2000 is summarized in the following table (in millions):


                             Three Months Ended                 Six Months Ended
                         ---------------------------       ---------------------------
                         January 27,      January 29,      January 27,      January 29,
                            2001             2000             2001             2000
                         ----------       ----------       ----------       ----------
Net sales:
  Americas               $    4,197       $    2,879       $    8,829       $    5,541
  EMEA                        1,991            1,082            3,836            2,102
  Asia Pacific                  731              351            1,400              634
  Japan                         434              182              918              339
  Sales adjustments            (605)            (137)          (1,716)            (341)
                         ----------       ----------       ----------       ----------
    Total                $    6,748       $    4,357       $   13,267       $    8,275
                         ==========       ==========       ==========       ==========


Gross margin in the second quarter of fiscal 2001 was 61.8%, compared with 64.7% in the second quarter of fiscal 2000. Gross margin in the first six months of fiscal 2001 was 62.6%, compared with 64.6% in the first six months of fiscal 2000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table shows the standard margins for each theater:


                              Three Months Ended                 Six Months Ended
                         ---------------------------       ---------------------------
                         January 27,      January 29,      January 27,      January 29,
                            2001             2000             2001             2000
                         ----------       ----------       ----------       ----------
Standard margin:
  Americas                  71.6%            73.5%            72.2%            73.2%
  EMEA                      76.0%            74.0%            75.5%            74.5%
  Asia Pacific              68.9%            73.8%            70.4%            73.7%
  Japan                     77.0%            79.1%            78.5%            79.4%


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

Standard margins decreased for three geographic theaters as compared with the second quarter and first six months of fiscal 2000. The decreases in the overall gross margin were primarily due to shifts in product mix; introduction of new products, which generally have lower margins when first released; higher production-related costs and inventory reserves; the continued pricing pressure seen from competitors in certain product areas; and the above-mentioned sales adjustments, which were not included in the standard margins.

We expect gross margin may be adversely affected by increases in material or labor costs, heightened price competition, increasing levels of services, higher inventory balances, inventory financing, introduction of new products for new high-growth markets, and changes in channels of distribution or in the mix of products sold, in particular, optical and access products. We believe gross margin may be additionally impacted due to constraints relating to certain component shortages that exist or have existed in the supply chain.

We recently introduced several new products, with additional new products scheduled to be released in the future. Increase in demand would result in increased manufacturing capacity, which in turn could result in higher inventory balances. In addition, certain portions of our vendor base are or have been capacity-constrained and this has resulted in increased cost pressure on certain components and increased levels of inventories due to longer term purchase commitments, which we have entered into to maintain or reduce lead times. We also provide inventory financing to certain of our suppliers. Inventory purchases and commitments are based upon future sales forecast. Due to the current slow down in the economy, our current inventory levels are higher than our current sales forecasts which could result in obsolescence charges or loss of cost savings on future inventory purchases, and thus gross margin may be adversely affected. If product or related warranty costs associated with our products are greater than we

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

have experienced, gross margin may be adversely affected. Our gross margin may also be impacted by geographic mix, as well as the mix of configurations within each product group. We continue to expand into third-party or indirect-distribution channels, which generally results in a lower gross margin. These distribution channels are generally given privileges to return inventory. In addition, increasing third-party and indirect-distribution channels generally results in greater difficulty in forecasting the mix of our product, and to a certain degree, the timing of orders from our customers. Downward pressures on our gross margin may be further impacted by other factors, such as increased percentage of net sales from lower margin businesses (for example, service provider markets), which could adversely affect our future operating results.

Research and development ("R&D") expenses in the second quarter of fiscal 2001 were $1.01 billion, compared with $602 million in the second quarter of fiscal 2000, an increase of 68.1%. R&D expenses, as a percentage of net sales, increased to 15.0% in the second quarter of fiscal 2001, compared with 13.8% in the second quarter of fiscal 2000. R&D expenses in the first six months of fiscal 2001 were $1.96 billion, compared with $1.14 billion in the first six months of fiscal 2000, an increase of 71.4%. R&D expenses, as a percentage of net sales, increased to 14.8% in the first six months of fiscal 2001, compared with 13.8% in the first six months of fiscal 2000. The increases reflected our ongoing R&D efforts in a wide variety of areas such as data, voice, and video integration, digital subscriber line ("DSL") technologies, cable modem technology, wireless access, dial access, enterprise switching, optical transport, content networking, security, network management, and high-end routing and switching technologies, among others. A significant portion of the increase was due to the addition of new personnel, partly through acquisitions, as well as higher expenditures on prototypes and depreciation on additional lab equipment. We also continued to purchase technology in order to bring a broad range of products to the market in a timely fashion. If we believe that we are unable to enter a particular market in a timely manner with internally developed products, we may license technology from other businesses or acquire businesses as an alternative to internal R&D. All of our R&D costs are expensed as incurred. We expect that R&D expenses will continue to increase in absolute dollars as we continue to invest in technology to address potential market opportunities in future periods.

Sales and marketing expenses in the second quarter of fiscal 2001 were $1.43 billion, compared with $933 million in the second quarter of fiscal 2000, an increase of 53.7%. Sales and marketing expenses, as a percentage of net sales, remained relatively constant at 21.3% in the second quarter of fiscal 2001, compared with 21.4% in the second quarter of fiscal 2000. Sales and marketing expenses in the first six months of fiscal 2001 were $2.80 billion, compared with $1.75 billion in the first six months of fiscal 2000, an increase of 59.7%. Sales and marketing expenses, as a percentage of net sales, remained relatively constant at 21.1% in the first six months of fiscal 2001, compared with 21.2% in the first six months of fiscal 2000. The increases in sales and marketing expense in absolute dollars were principally due to an increase in the size of our direct sales force and related commissions, additional marketing and advertising investments associated with existing and new product introductions, the expansion of distribution channels and markets, and general corporate branding. The increases also reflected our efforts to invest in certain key areas, such as expansion of our end-to-end networking strategy and service provider coverage, in order to be positioned to take advantage of future market opportunities.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

We expect that sales and marketing expenses will continue to increase in absolute dollars in future periods.

General and administrative ("G&A") expenses in the second quarter of fiscal 2001 were $196 million, compared with $147 million in the second quarter of fiscal 2000, an increase of 33.3%. G&A expenses, as a percentage of net sales, decreased to 2.9% in the second quarter of fiscal 2001, compared with 3.4% in the second quarter of fiscal 2000. G&A expenses in the first six months of fiscal 2001 were $392 million, compared with $259 million in the first six months of fiscal 2000, an increase of 51.4%. G&A expenses, as a percentage of net sales, decreased to 3.0% in the first six months of fiscal 2001, compared with 3.1% in the first six months of fiscal 2000. The increases in G&A expenses in absolute dollars were primarily related to the addition of new personnel and investments in infrastructure. We intend to keep G&A expenses relatively constant as a percentage of net sales; however, this depends on the level of acquisition activity and our growth, among other factors.

Amortization of goodwill and purchased intangible assets included in operating expenses was $256 million in the second quarter of fiscal 2001, compared with $47 million in the second quarter of fiscal 2000. Amortization of goodwill and purchased intangible assets included in operating expenses was $481 million in the first six months of fiscal 2001, compared with $71 million in the first six months of fiscal 2000. Amortization of goodwill and purchased intangible assets primarily relates to various purchase acquisitions (see Note 3 and Note 4 to the Consolidated Financial Statements). We expect amortization of goodwill and purchased intangibles assets to continue to increase as we acquire companies and technologies.

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

The following table summarizes the significant assumptions underlying the valuations for our significant purchase acquisitions completed in fiscal 2001 and 2000 (in millions, except percentages):


                                                       Estimated Cost to     Risk-Adjusted
                                                   Complete Technology at  Discount Rate for
Acquired Company                                     Time of Acquisition     In-Process R&D
----------------                                   ----------------------  -----------------
FISCAL 2001
-----------
IPmobile, Inc.                                              $   15               42.5 %
NuSpeed, Inc.                                               $    6               40.0 %
IPCell Technologies, Inc.                                   $   10               30.0 %
PixStream Incorporated                                      $    2               35.0 %
FISCAL 2000
-----------
Monterey Networks, Inc.                                     $    4               30.0 %
The optical systems business of Pirelli S.p.A.              $    5               20.0 %
Aironet Wireless Communications, Inc.                       $    3               23.5 %
Atlantech Technologies                                      $    6               37.5 %
JetCell, Inc.                                               $    7               30.5 %
PentaCom, Ltd.                                              $   13               30.0 %
Qeyton Systems                                              $    6               35.0 %


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

There were no net gains realized on minority investments in the second quarter of fiscal 2001, compared with $31 million in the second quarter of fiscal 2000. Net gains realized on minority investments were $190 million in the first six months of fiscal 2001, compared with $31 million in the first six months of fiscal 2000.

Interest and other income, net, was $275 million in the second quarter of fiscal 2001, compared with $120 million in the second quarter of fiscal 2000. Interest and other income, net, was $505 million in the first six months of fiscal 2001, compared with $222 million in the first six months of fiscal 2000. The increases were primarily due to interest income related to the general increase in cash and investments generated from our operations.

The effective tax rate was 33.1% for the second quarter of fiscal 2001 and 36.4% for the first six months of fiscal 2001, which included the impact of nondeductible in-process R&D and

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

acquisition-related costs. Our future effective tax rates could be adversely affected if earnings are lower than anticipated in countries where we have lower effective rates or by unfavorable changes in tax laws and regulations.

Liquidity and Capital Resources

Cash and cash equivalents, short-term investments, and investments were $17.95 billion at January 27, 2001, a decrease of $2.55 billion from July 29, 2000. The decrease was primarily a result of a net unrealized loss on publicly held investments of $3.51 billion ($2.26 billion, net of tax). Cash used in investing activities of $3.76 billion, which includes $1.21 billion in capital expenditures and $806 million in purchases of minority investments, was essentially offset by cash provided by operating activities of $2.83 billion and financing activities of $696 million.

Accounts receivable increased 52.8% from July 29, 2000 to January 27, 2001. Days sales outstanding in receivables increased to 47 days at January 27, 2001 from 37 days at July 29, 2000. The increase in accounts receivable and days sales outstanding was due, in part, to growth in net sales and non-linear shipments combined with conditions in a number of markets resulting in longer payment terms.

Inventories increased 105.6% from July 29, 2000 to January 27, 2001. Inventory turns decreased to 4.6 times at January 27, 2001 from 7.8 times at July 29, 2000. The increase in inventory levels reflected new product introductions and increased purchases to secure the supply of certain components with long lead times, combined with the decrease in demand of products due to certain unfavorable economic conditions. Inventory management remains an area of focus as we balance the need to maintain strategic inventory levels to ensure competitive lead times versus the risk of inventory obsolescence because of rapidly changing technology and customer requirements.

At January 27, 2001, we had a line of credit totaling $500 million, which expires in July 2002. There have been no borrowings under this agreement.

We have entered into certain lease agreements in San Jose, California, where our headquarters operations are established, and in Boxborough, Massachusetts; Littleton, Massachusetts; Salem, New Hampshire; Richardson, Texas; and Research Triangle Park, North Carolina, where we have expanded certain R&D and customer-support activities. In connection with these transactions, we pledged $1.16 billion of our investments as collateral for certain obligations of the leases. We anticipate that we will occupy more leased property in the future that will require similar pledged securities; however, we do not expect the impact of this activity to be material to our liquidity position.

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

- The introduction and market acceptance of new technologies and standards, including switch routers, Gigabit Ethernet switching, Tag Switching (currently also known as multiprotocol label switching ["MPLS"]), optical transport, Packet over SONET, VSR optics, Dynamic Packet Transport, wireless, content networking, and data, voice, and video capabilities;

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                  RISK FACTORS

WE HAVE AND WILL CONTINUE TO INVEST IN NEW AND EXISTING MARKET OPPORTUNITIES

We have made significant investments in headcount, inventory, manufacturing capacity, and product development through internal efforts and acquisitions, as a result of growth in existing opportunities and new or emerging opportunities in our target markets over the past year. We will continue to invest in these markets either through additional investments or through re-alignment of existing resources.

With increased levels of spending, an inability to meet expected revenue levels in a particular quarter could have a material, negative impact on our operating results for that period as we will not be able to react quickly enough to scale back expenses.

SINCE OUR GROWTH RATE MAY SLOW, OPERATING RESULTS FOR A PARTICULAR QUARTER ARE DIFFICULT TO PREDICT

We expect that in the future, our net sales may grow at a slower rate than experienced in previous periods and that on a quarter-to-quarter basis, our growth in net sales may be significantly lower than our historical quarterly growth rate. As a consequence, operating results for a particular quarter are extremely difficult to predict. Our ability to meet financial expectations could be hampered if the non-linear sales pattern seen in our second quarter of fiscal 2001 recurs in future periods. We generally have had at least one quarter of the fiscal year when backlog has been reduced. Although such reductions have not occurred consistently in recent years, they are difficult to predict and may occur in the future. In addition, in response to customer demand, we continue to attempt to reduce our product manufacturing lead times, which may result in corresponding reductions in order backlog. A decline in backlog levels could result in more variability and less predictability in our quarter-to-quarter net sales and operating results going forward. On the other hand, for certain products, lead times are longer than our goal. If we cannot reduce manufacturing lead times for such products, our customers may place the same orders within our various sales channels, cancel orders, or not place further orders if shorter lead times are available from other manufacturers.

WE EXPECT GROSS MARGIN TO DECLINE OVER TIME

We expect gross margin may be adversely affected by increases in material or labor costs, heightened price competition, increasing levels of services, higher inventory balances, inventory financing, introduction of new products for new high-growth markets, and changes in channels of distribution or in the mix of products sold, in particular, optical and access products. We believe gross margin may be additionally impacted due to constraints relating to certain component shortages that exist or have existed in the supply chain.

We recently introduced several new products, with additional new products scheduled to be released in the future. Increase in demand would result in increased manufacturing capacity,

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                  RISK FACTORS

which in turn could result in higher inventory balances. In addition, certain portions of our vendor base are or have been capacity-constrained and this has resulted in increased cost pressure on certain components and increased levels of inventories due to longer term purchase commitments, which we have entered into to maintain or reduce lead times. We also provide inventory financing to certain of our suppliers. Inventory purchases and commitments are based upon future sales forecast. Due to the current slow down in the economy, our current inventory levels are higher than our current sales forecasts, which could result in obsolescence charges or loss of cost savings on future inventory purchases and thus gross margin may be adversely affected. If product or related warranty costs associated with our products are greater than we have experienced, gross margin may be adversely affected. Our gross margin may also be impacted by geographic mix, as well as the mix of configurations within each product group. We continue to expand into third-party or indirect-distribution channels, which generally results in a lower gross margin. These distribution channels are generally given privileges to return inventory. In addition, increasing third-party and indirect-distribution channels generally results in greater difficulty in forecasting the mix of our product, and to a certain degree, the timing of orders from our customers. Downward pressures on our gross margin may be further impacted by other factors, such as increased percentage of net sales from lower margin businesses (for example, service provider markets), which could adversely affect our future operating results.

We also expect that our operating margin may decrease as we have continued to hire additional personnel and experienced increases in overall operating expenses to support our business. We plan our operating expense levels based primarily on forecasted revenue levels. Because these expenses are relatively fixed in the short-term, a shortfall in revenue could lead to operating results being below expectations.

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

- As we continue to acquire companies and new technologies, we are dependent, at least initially, on unfamiliar supply chains or relatively small supply partners; and

- We face competition for certain components, which are supply constrained, from existing competitors and companies in other markets.

Manufacturing capacity and component supply constraints could be significant issues for us. To mitigate the component supply constraints that exist or have existed, we have built inventory levels for certain components with long lead times, entered into certain longer term commitments for certain other components and provided inventory financing. A reduction or interruption in supply, a significant increase in the price of one or more components, or a decrease in demand of products would adversely affect our business, operating results and financial condition, perhaps materially, and could materially damage customer relationships.

WE ARE EXPOSED TO GENERAL ECONOMIC CONDITIONS

As a result of recent unfavorable economic conditions and reduced capital spending, sales in the United States have declined as a percentage of our total revenue. In particular, sales to service providers, e-commerce and Internet businesses, and the manufacturing industry in the United States were impacted during the second quarter of fiscal 2001. If the economic conditions in the United States worsen or if a wider or global economic slowdown occurs, we may experience a material adverse impact on our business, operating results, and financial condition.

WE COMPETE IN THE HIGHLY COMPETITIVE TELECOMMUNICATIONS EQUIPMENT MARKET

We compete in the Internet infrastructure market, providing solutions for transporting data, voice, and video traffic across intranets, extranets, and the Internet. The market is characterized by rapid growth, converging technologies, and a conversion to New World solutions that offer superior advantages. These market factors represent both an opportunity and a competitive threat to us. We compete with numerous vendors in each product category. We expect that the overall number of competitors providing niche product solutions will increase due to the market's long-term attractive growth. On the other hand, we expect the number of vendors supplying end-to-end networking solutions will decrease, due to the rapid pace of acquisitions in the industry. We believe our primary competition comes from nimble start-ups and young companies offering innovative niche solutions.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                  RISK FACTORS

Our competitors include Alcatel, Ciena, Ericsson, Extreme, Foundry, Juniper, Lucent, Nortel, Redback, Siemens AG, and Sycamore. Some of our competitors compete across many of our product lines, while others do not offer as wide a breadth of solutions. Several of our current and potential competitors have greater financial, marketing, and technical resources than we do.

The principal competitive factors in the markets in which we presently compete and may compete in the future are:

-       Price;

-       Ability to provide financing;

-       Performance;

-       The ability to provide end-to-end networking solutions and support;

-       Conformance to standards;

- The ability to provide value-added features such as security, reliability, and investment protection; and

-       Market presence.

We also face competition from customers we license technology to and suppliers from whom we transfer technology. Networking's inherent nature requires inter-operability. As such, we must cooperate and at the same time compete with these companies. Our inability to effectively manage these complicated relationships with customers and suppliers, or the uncontrollable and unpredictable acts of others, could have a material adverse effect on our business, operating results, and financial condition.

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

WE ARE EXPOSED TO THE CREDIT RISK OF SOME OF OUR CUSTOMERS AND TO CREDIT EXPOSURES IN WEAKENED MARKETS

A portion of our sales is derived through our partners in two-tier distribution channels. These partners/customers are generally given privileges to return inventory, receive credits for changes in selling prices, and participate in cooperative marketing programs. We maintain appropriate accruals and allowances for such exposures. However, such partners tend to have access to more limited financial resources than other resellers and end-user customers and therefore represent potential sources of increased credit risk. We are experiencing increased demands for customer financing, including loan financing and leasing solutions. We expect demands for customer

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                  RISK FACTORS

financing to continue. We believe customer financing is a competitive factor in obtaining business, particularly in supplying customers involved in significant infrastructure projects. Our loan financing arrangements may include not only financing the acquisition of our products but also providing additional funds for soft costs associated with network installation and integration of our products and for working capital purposes. Due to the current slow down in the economy, the credit risks relating to these partners/customers have increased. Although we have programs in place to monitor and mitigate the associated risk, there can be no assurance that such programs will be effective in reducing our credit risks. We also continue to monitor increased credit exposures from weakened financial conditions in certain geographic regions, and the impact that such conditions may have on the worldwide economy. We have experienced losses due to customers failing to meet their obligations. Although these losses have not been significant, future losses, if incurred, could harm our business and have a material adverse effect on our operating results and financial condition.

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

WE CANNOT PREDICT THE IMPACT OF RECENT ACTIONS AND COMMENTS BY THE SEC AND FASB

Recent actions and comments from the SEC have indicated they are reviewing the current valuation methodology of in-process research and development related to business combinations. We believe we are in compliance with all of the existing rules and related guidance as applicable to our business operations. However, the SEC may change these rules or issue new guidance applicable to our business in the future. There can be no assurance that the SEC will not seek to reduce the amount of in-process research and development previously expensed by us. This would result in the restatement of our previously filed financial statements and could have a material adverse effect on our operating results and financial condition for periods subsequent to the acquisitions. Additionally, FASB has announced that it plans to rescind the pooling of interests method of acquisition accounting. If this occurs, it could alter our acquisition strategy and impair our ability to acquire companies.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                  RISK FACTORS

THE ENTRANCE INTO NEW OR DEVELOPING MARKETS EXPOSES OUR BUSINESS AND OPERATIONS TO RISKS

As we focus on new market opportunities, such as transporting data, voice, and video traffic across the same network, we will increasingly compete with large telecommunications equipment suppliers such as Alcatel, Ericsson, Lucent, Nortel, and Siemens AG, among others, and several well-funded start-up companies. Several of our current and potential competitors may have greater financial, marketing, and technical resources than we do. Additionally, as customers in these markets complete infrastructure deployments, they may require greater levels of service, support, and financing than we have experienced in the past. We have not entered into a material amount of labor intensive service contracts, which require significant production or customization. However, we expect that demand for these types of service contracts will increase in the future. There can be no assurance that we can provide products, service, support, and financing to effectively compete for these market opportunities. Further, provision of greater levels of services by us may result in less favorable timing of revenue recognition than we have historically experienced.

THE LOCATION OF OUR FACILITIES SUBJECTS US TO THE RISK OF EARTHQUAKES AND FLOODS

Our corporate headquarters, including most of our research and development operations and our manufacturing facilities, are located in the Silicon Valley area of Northern California, a region known for seismic activity. Additionally, certain of our facilities, which include one of our manufacturing facilities, are located near rivers that have experienced flooding in the past. A significant natural disaster, such as an earthquake or a flood, could have a material adverse impact on our business, operating results, and financial condition.

WE DEPEND UPON THE DEVELOPMENT OF NEW PRODUCTS AND ENHANCEMENTS TO EXISTING PRODUCTS, AND ARE SUBJECT TO RAPID CHANGES IN TECHNOLOGY AND THE MARKET

Our operating results will depend to a significant extent on our ability to reduce the costs to produce existing products and to develop and introduce new products into existing and emerging markets. The success of new products is dependent on several factors, including proper new product definition, product cost, timely completion and introduction of new products, differentiation of new products from those of our competitors, and market acceptance of these products. The markets for our products are characterized by rapidly changing technology, evolving industry standards, frequent new product introductions, and evolving methods of building and operating networks. There can be no assurance that we will successfully identify new product opportunities, develop and bring new products to market in a timely manner, and achieve market acceptance of our products or that products and technologies developed by others will not render our products or technologies obsolete or noncompetitive.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                  RISK FACTORS

WE ARE SUBJECT TO RISKS ASSOCIATED WITH STRATEGIC ALLIANCES

We have increased the number of our strategic alliances with large and complex organizations and our ecosystem partners. These arrangements are generally limited to specific projects, the goal of which is generally to facilitate product compatibility and adoption of industry standards. If successful, these relationships will be mutually beneficial and result in industry growth. However, these alliances carry an element of risk because, in most cases, we must compete in some business areas with a company with which we have strategic alliances and, at the same time, cooperate with that company in other business areas. Also, if these companies fail to perform or if these relationships fail to materialize as expected, we could suffer delays in product development or other operational difficulties.

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

SALES TO THE SERVICE PROVIDER MARKET ARE SUBJECT TO VARIATION

Sales to the service provider market have been characterized by large and often sporadic purchases. Sales activity in this industry depends upon the stage of completion of expanding network infrastructures, the availability of funding, and the extent that service providers are affected by regulatory, economic and business conditions in the country of operations. A decline or delay in sales orders from this industry could have a material adverse effect on our business, operating results, and financial condition.

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

OUR BUSINESS SUBSTANTIALLY DEPENDS UPON THE CONTINUED GROWTH OF THE INTERNET AND INTERNET-BASED SYSTEMS

We believe that there will be performance problems with Internet communications in the future, which could receive a high degree of publicity and visibility. As we are a large supplier of equipment for the Internet infrastructure, customers' perceptions of our products and the marketplace's perception of us as a supplier of networking products may be materially adversely affected, regardless of whether or not these problems are due to the performance of our products. Such an event could also result in a material adverse effect on the market price of our common stock and could materially adversely affect our business, operating results, and financial condition.

In addition, spending on Internet infrastructure has increased significantly over the past several years based upon the growth of the Internet. There can be no assurance that spending on this infrastructure will continue at these historical rates. If there is a significant decrease in spending, we may experience a material adverse impact on our business, operating results, and financial condition.

OUR STOCK PRICE MAY BE VOLATILE

Our common stock has experienced substantial price volatility, particularly as a result of variations between our actual or anticipated financial results, the published expectations of analysts, and as a result of announcements by our competitors and us. In addition, the stock market has experienced extreme price and volume fluctuations that have affected the market price of many technology companies, in particular, and that have often been unrelated to the operating performance of these companies. These factors, as well as general economic and political conditions, may materially adversely affect the market price of our common stock in the future. Additionally, volatility or a lack of positive performance in our stock price may adversely affect our ability to retain key employees, all of who have been granted stock options.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We maintain an investment portfolio of various holdings, types, and maturities. These securities are generally classified as available for sale and, consequently, are recorded on the balance sheet at fair value with unrealized gains or losses, net of tax, reported as a separate component of accumulated other comprehensive income. Part of this portfolio includes minority equity investments in several publicly traded companies, the values of which are subject to market price volatility. For example, as a result of recent market price volatility of our publicly traded equity investments, we experienced a $2.26 billion after-tax unrealized loss during the first six months of fiscal 2001 on these investments. We have also invested in numerous privately held companies, many of which can still be considered in the start-up or development stages. These investments are inherently risky as the market for the technologies or products they have under development are typically in the early stages and may never materialize. We could lose our entire initial investment in these companies. We also have certain real estate lease commitments with payments tied to short-term interest rates. At any time, a sharp rise in interest rates could have a material adverse impact on the fair value of our investment portfolio while increasing the costs associated with our lease commitments. Conversely, declines in interest rates could have a material impact on interest earnings for our investment portfolio. We do not currently hedge these interest rate exposures.

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


                                  Valuation of Securities                                         Valuation of Securities
                                    Given X% Decrease                   Fair Value                  Given X% Increase
                                   in Each Stock's Price                   as of                 in Each Stock's Price
                        ------------------------------------------       Jan. 27,       ------------------------------------------
                           (50%)           (35%)           (15%)           2001             15%             35%            50%
                        ----------      ----------      ----------      ----------      ----------      ----------      ----------
Corporate equities      $    1,780      $    2,313      $    3,025      $    3,559      $    4,093      $    4,805      $    5,339


Our equity portfolio consists of securities with characteristics that most closely match the S&P Index or companies traded on the NASDAQ National Market. The NASDAQ Composite Index has shown a 15% movement in each of the last three years and a 35% and 50% movement in at least one of the last three years.

PART II. OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

(c) During the quarter ended January 27, 2001, the Company issued an aggregate of approximately 12.1 million shares of its common stock in connection with the purchase of the capital stock of IPCell Technologies, Inc.; PixStream Incorporated; and Vovida Networks, Inc. The shares were issued pursuant to exemptions under Section 3(a)(10) and 4(2) of the Securities Act of 1933, as amended. In the case of issuances in reliance on Section 3(a)(10), an appropriate governmental authority approved the terms of the issuance following a fairness hearing. In the case of issuances in reliance on Section 4(2), the issuances were effected without general solicitation or advertising, and each purchaser was an accredited investor or a sophisticated investor with access to information regarding the Company, its business, and its common stock.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a) Exhibits:

                3.1 Restated Articles of Incorporation of Cisco Systems, Inc., as currently in effect.

                3.2 Amended and Restated Bylaws of Cisco Systems, Inc., as currently in effect.

        (b) Reports on Form 8-K

The Company filed eight reports on Form 8-K during the quarter ended January 27, 2001. Information regarding the items reported on is as follows:


Date                           Item Reported On
----                           ----------------
November 6, 2000               The Company announced the completion of the
                               acquisition of IPCell Technologies, Inc.

November 7, 2000               The Company reported its first quarter results
                               for the period ending October 28, 2000.

November 13, 2000              The Company announced the completion of the
                               acquisition of Vovida Networks, Inc.

November 15, 2000              The Company announced the acquisition of Radiata,
                               Inc.

November 15, 2000              The Company announced the acquisition of Active
                               Voice Corporation.

December 19, 2000              The Company provided certain detail regarding its
                               provision for losses included in the cash flow
                               statement in its Quarterly Report on Form 10-Q
                               for its first quarter of fiscal 2001 ended
                               October 28, 2000 filed with the SEC on December
                               12, 2000.

December 21, 2000              The Company announced the acquisition of ExiO
                               Communications, Inc.

December 27, 2000              The Company announced the completion of the
                               acquisition of PixStream Incorporated.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                    Cisco Systems, Inc.

Date: March 12, 2001                  By    /s/        Larry R. Carter
                                         ------------------------------------
                                      Larry R. Carter, Senior Vice
                                      President, Finance and
                                      Administration, Chief Financial
                                      Officer and Secretary

                                 EXHIBIT INDEX


Exhibit
Number         Description
------         -----------
3.1            Restated Articles of Incorporation of Cisco Systems, Inc., as
               currently in effect.

3.2 Amended and Restated Bylaws of Cisco Systems, Inc., as currently in effect.