Form 10-Q
period 2001-04-28
CISCO SYSTEMS INC
filed 2001-06-01
CIK 858877

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

                  FOR THE QUARTERLY PERIOD ENDED APRIL 28, 2001

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

                                 YES [X]     NO [ ]

As of May 25, 2001, 7,318,969,402 shares of the registrant's common stock were outstanding.

===============================================================================

                               CISCO SYSTEMS, INC.

                 FORM 10-Q FOR THE QUARTER ENDED APRIL 28, 2001

                                      INDEX

                                                                                           Page
                                                                                           -----
Part I.        Financial Information

Item 1.        Financial Statements (Unaudited)

               a)   Consolidated Statements of Operations for the three and nine
                    months ended April 28, 2001 and April 29, 2000                           3

               b)   Consolidated Balance Sheets at April 28, 2001 and July 29, 2000          4

               c)   Consolidated Statements of Cash Flows for the nine months ended
                    April 28, 2001 and April 29, 2000                                        5

               d)   Notes to Consolidated Financial Statements                               6

Item 2.        Management's Discussion and Analysis of Financial Condition and
                    Results of Operations                                                   17

Item 3.        Quantitative and Qualitative Disclosures About Market Risk                   40

Part II.       Other Information

Item 1.        Legal Proceedings                                                            41

Item 2.        Changes in Securities and Use of Proceeds                                    41

Item 6.        Exhibits and Reports on Form 8-K                                             42

               Signature                                                                    43


PART I.      FINANCIAL INFORMATION

ITEM 1.      FINANCIAL STATEMENTS

                              CISCO SYSTEMS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN MILLIONS, EXCEPT PER-SHARE AMOUNTS)
                                   (UNAUDITED)

                                                         Three Months Ended              Nine Months Ended
                                                      -----------------------         ------------------------
                                                      April 28,       April 29,       April 28,        April 29,
                                                        2001            2000            2001             2000
                                                      -------          ------         --------          -------
NET SALES                                             $ 4,728          $4,933         $ 17,995          $13,208
Cost of sales                                           4,400           1,761            9,359            4,688
                                                      -------          ------         --------          -------
 GROSS MARGIN                                             328           3,172            8,636            8,520

Operating expenses:
 Research and development                               1,028             727            2,987            1,870
 Sales and marketing                                    1,351           1,037            4,147            2,788
 General and administrative                               195             156              587              415
 Restructuring costs and other
   special charges                                      1,170              --            1,170               --
 Amortization of goodwill and
   purchased intangible assets                            276              51              757              122
 In-process research and development                      109             488              855              912
                                                      -------          ------         --------          -------
   Total operating expenses                             4,129           2,459           10,503            6,107
                                                      -------          ------         --------          -------

OPERATING INCOME (LOSS)                                (3,801)            713           (1,867)           2,413

Net gains realized on minority investments                 --             156              190              187
Interest and other income, net                            236             158              741              380
                                                      -------          ------         --------          -------

INCOME (LOSS) BEFORE PROVISION
   FOR (BENEFIT FROM) INCOME TAXES                     (3,565)          1,027             (936)           2,980
Provision for (benefit from) income taxes                (872)            386               85            1,108
                                                      -------          ------         --------          -------

 NET INCOME (LOSS)                                    $(2,693)         $  641         $ (1,021)         $ 1,872
                                                      =======          ======         ========          =======

Net income (loss) per share--basic                    $ (0.37)         $ 0.09         $  (0.14)         $  0.27
                                                      =======          ======         ========          =======

Net income (loss) per share--diluted                  $ (0.37)         $ 0.08         $  (0.14)         $  0.25
                                                      =======          ======         ========          =======

Shares used in per-share calculation--basic             7,251           7,036            7,170            6,927
                                                      =======          ======         ========          =======

Shares used in per-share calculation--diluted           7,251           7,548            7,170            7,408
                                                      =======          ======         ========          =======


See Notes to Consolidated Financial Statements.

                              CISCO SYSTEMS, INC.
                           CONSOLIDATED BALANCE SHEETS
                         (IN MILLIONS, EXCEPT PAR VALUE)
                                   (UNAUDITED)

                                                                           April 28,        July 29,
                                                                             2001            2000
                                                                           ----------     -----------
ASSETS
Current assets:
   Cash and cash equivalents                                                $ 5,102          $ 4,234
   Short-term investments                                                     1,098            1,291
   Accounts receivable, net of allowance for doubtful accounts
     of $150 at April 28, 2001 and $43 at July 29, 2000                       1,983            2,299
   Inventories, net                                                           1,913            1,232
   Deferred tax assets                                                          950            1,091
   Lease receivables                                                            488              588
   Prepaid expenses and other current assets                                    542              375
                                                                            -------          -------

      Total current assets                                                   12,076           11,110

Investments                                                                   9,936           13,688
Restricted investments                                                        1,211            1,286
Property and equipment, net                                                   2,410            1,426
Goodwill and purchased intangible assets, net                                 4,955            4,087
Lease receivables                                                               403              527
Other assets                                                                  2,799              746
                                                                            -------          -------

      TOTAL ASSETS                                                          $33,790          $32,870
                                                                            =======          =======

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                         $   664          $   739
   Income taxes payable                                                         111              233
   Accrued compensation                                                       1,206            1,317
   Deferred revenue                                                           2,585            1,386
   Other accrued liabilities                                                  2,441            1,521
   Restructuring liabilities                                                    668                -
                                                                            -------          -------

      Total current liabilities                                               7,675            5,196

Deferred tax liabilities                                                          -            1,132
Minority interest                                                                22               45

Shareholders' equity:
   Preferred stock, no par value: 5 shares authorized;
     none issued and outstanding                                                  -                -
   Common stock and additional paid-in capital, $0.001 par value:
     20,000 shares authorized; 7,311 and 7,138 shares issued and
     outstanding at April 28, 2001 and July 29, 2000, respectively           18,745           14,609
   Retained earnings                                                          7,337            8,358
   Accumulated other comprehensive income                                        11            3,530
                                                                            -------          -------
      Total shareholders' equity                                             26,093           26,497
                                                                            -------          -------

      TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                            $33,790          $32,870
                                                                            =======          =======


See Notes to Consolidated Financial Statements.

                               CISCO SYSTEMS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (IN MILLIONS)
                                   (UNAUDITED)

                                                                                  Nine Months Ended
                                                                             ------------------------------
                                                                             April 28,          April 29,
                                                                               2001                2000
                                                                             ---------          ----------
Cash flows from operating activities:
   Net income (loss)                                                         $ (1,021)          $ 1,872
   Adjustments to reconcile net income (loss) to
     net cash provided by operating activities:
      Depreciation and amortization                                             1,615               468
      Provision for doubtful accounts                                             123                24
      Provision for inventory                                                   2,697               237
      Deferred income taxes                                                    (1,431)             (346)
      Tax benefits from employee stock option plans                               705               930
      Adjustment to conform fiscal year ends of pooled acquisitions                 -               (18)
      In-process research and development                                         739               912
      Net gains on minority investments and provision for losses                   43                24
      Noncash restructuring costs and other special charges                       501                 -
      Change in operating assets and liabilities:
        Accounts receivable                                                       197              (667)
        Inventories                                                            (1,730)             (427)
        Prepaid expenses and other current assets                                 (66)              (24)
        Accounts payable                                                          (85)              310
        Income taxes payable                                                      786               148
        Accrued compensation                                                     (108)              237
        Deferred revenue                                                        1,000               494
        Other accrued liabilities                                                  74               308
        Restructuring liabilities                                                 668                 -
                                                                             --------           -------
          Net cash provided by operating activities                             4,707             4,482
                                                                             --------           -------
Cash flows from investing activities:
   Purchases of short-term investments                                         (2,870)           (1,431)
   Sales and maturities short-term investments                                  3,459             1,428
   Purchases of investments                                                   (14,613)           (9,797)
   Sales and maturities of investments                                         12,732             8,775
   Purchases of restricted investments                                           (758)             (272)
   Sales and maturities of restricted investments                                 941               181
   Acquisition of property and equipment                                       (1,814)             (671)
   Acquisition of businesses, net of cash and cash equivalents                    (13)               34
   Net change in lease receivables                                                224              (397)
   Purchases of minority investments                                             (960)             (108)
   Lease deposit                                                                 (320)                -
   Purchase of minority interest of Cisco Systems, K.K. (Japan)                  (365)                -
   Other                                                                         (573)             (615)
                                                                             --------           -------
          Net cash used in investing activities                                (4,930)           (2,873)
                                                                             --------           -------
Cash flows from financing activities:
   Issuance of common stock                                                     1,106             1,218
   Other                                                                          (15)               (2)
                                                                             --------           -------
          Net cash provided by financing activities                             1,091             1,216
                                                                             --------           -------
Net increase in cash and cash equivalents                                         868             2,825
Cash and cash equivalents, beginning of period                                  4,234               913
                                                                             --------           -------
Cash and cash equivalents, end of period                                     $  5,102           $ 3,738
                                                                             ========           =======


See Notes to Consolidated Financial Statements.

                               CISCO SYSTEMS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1. DESCRIPTION OF BUSINESS

Cisco Systems, Inc. (together with its subsidiaries, "Cisco" or the "Company") is the worldwide leader in networking for the Internet. Cisco hardware, software, and service offerings are used to create Internet solutions so that individuals, companies, and countries have seamless access to information -- regardless of differences in time and place. Cisco solutions provide competitive advantages to its customers through more efficient and timely exchange of information, which in turn leads to cost savings, process efficiencies, and closer relationships with their customers, prospects, business partners, suppliers, and employees. These solutions form the networking foundation for companies, universities, utilities, and government agencies worldwide.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Fiscal Year

The Company's fiscal year is the 52-week or 53-week period ending on the last Saturday in July. Fiscal 2001 and 2000 are 52-week fiscal years.

Basis of Presentation

The accompanying financial data as of April 28, 2001 and for the three and nine months ended April 28, 2001 and April 29, 2000 has been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The July 29, 2000 Consolidated Balance Sheet was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and the notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended July 29, 2000.

In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present a fair statement of financial position as of April 28, 2001, results of operations for the three and nine months ended April 28, 2001 and April 29, 2000, and cash flows for the nine months ended April 28, 2001 and April 29, 2000 have been made. The results of operations for the three and nine months ended April 28, 2001 are not necessarily indicative of the operating results for the full fiscal year or any future periods.

Certain amounts from the previous periods have been reclassified to conform with the current period presentation.

                               CISCO SYSTEMS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)



Computation of Net Income (Loss) per Share

Basic net income (loss) per share is computed using the weighted-average number of common shares outstanding during the period. Diluted net income (loss) per share is computed using the weighted-average number of common and dilutive common-equivalent shares outstanding during the period. Diluted net loss per share excludes common-equivalent shares outstanding as their effect is antidilutive. Dilutive common-equivalent shares primarily consist of employee stock options.

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

3. RESTRUCTURING COSTS AND OTHER SPECIAL CHARGES AND PROVISION FOR INVENTORY

On April 16, 2001, the Company announced a restructuring program to prioritize its initiatives around high-growth areas of its business, focus on profit contribution, reduce expenses, and improve efficiency due to macro-economic and capital spending issues affecting the networking industry. This restructuring program includes a worldwide workforce reduction, consolidation of excess facilities, and restructuring of certain business functions.

As a result of the restructuring program and decline in forecasted revenue, the Company recorded restructuring costs and other special charges of $1.17 billion classified as operating expenses and an additional excess inventory charge of $2.25 billion classified as cost of sales.

The following paragraphs provide detailed information relating to the restructuring costs and other special charges and provision for inventory which were recorded during the third quarter of fiscal 2001.

Worldwide workforce reduction

The restructuring program will result in the reduction of approximately 6,000 regular employees across all business functions, operating units, and geographic regions. The worldwide workforce reductions started in the third quarter of fiscal 2001 and will be substantially completed in the fourth quarter of fiscal 2001. The Company recorded a workforce reduction charge of approximately $397 million relating primarily to severance and fringe benefits. In addition, the number of temporary and contract workers employed by the Company will also be reduced.

                               CISCO SYSTEMS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


Consolidation of excess facilities and other special charges

The Company recorded a restructuring charge of $484 million relating to consolidation of excess facilities and other special charges. The consolidation of excess facilities includes the closure of certain corporate facilities, sales offices, and operational centers related to business activities that have been exited or restructured. The Company recorded a restructuring charge of approximately $263 million for excess facilities relating primarily to lease terminations and non-cancelable lease costs. Property and equipment that was disposed or removed from operations resulted in a charge of $141 million and consisted primarily of leasehold improvements, computer equipment and related software, production and engineering equipment, and office equipment, furniture, and fixtures. The Company also recorded other restructuring costs and special charges of $80 million relating primarily to payments to suppliers and vendors to terminate agreements and professional fees incurred in connection with the restructuring activities.

Impairment of goodwill and purchased intangible assets

Due to the decline in current business conditions, the Company restructured certain of its businesses and realigned resources to focus on profit contribution, high-growth markets, and core opportunities. As a result, the Company recorded a charge of $289 million related to the impairment of goodwill and purchased intangible assets, measured as the amount by which the carrying amount exceeded the present value of the estimated future cash flows for goodwill and purchased intangible assets, as follows (in millions):

                                                                       Amount
Acquired Company                                                      Impaired
------------------------------------                                  --------
Monterey Networks, Inc.                                                 $ 108
HyNEX, Ltd.                                                                79
Clarity Wireless, Inc. (Broadband Customer Premise Equipment)              53
Other                                                                      49
                                                                        -----
   Total                                                                $ 289
                                                                        =====


The results of operations relating to these businesses are not material on either an individual or an aggregate basis.

                               CISCO SYSTEMS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)



A summary of the restructuring costs and other special charges is outlined as follows (in millions):

                                                                                       Restructuring
                                      Total           Noncash             Cash         Liabilities at
                                     Charge           Charges            Payments      April 28, 2001
                                   --------          --------          -----------    -----------------
Workforce reduction                $  397             $ (71)              $ -               $326
Consolidation of excess
 facilities and other charges         484              (141)               (1)               342
Impairment of goodwill and
 purchased intangible assets          289              (289)                -                 -
                                   ------             -----               ---               ----
Total                              $1,170             $(501)              $(1)              $668
                                   ======             =====               ===               ====


Remaining cash expenditures relating to workforce reductions and termination of agreements will be substantially paid in the fourth quarter of fiscal 2001. Amounts related to the net lease expense due to the consolidation of facilities will be paid over the respective lease terms through fiscal 2007. The Company expects to substantially complete implementation of its restructuring program during the next six months.

Provision for Inventory

The Company recorded a provision for inventory, including purchase commitments, totaling $2.36 billion during the third quarter of fiscal 2001, of which $2.25 billion related to an additional excess inventory charge. This additional excess inventory charge was due to a sudden and significant decrease in forecasted revenue and was calculated in accordance with the Company's policy, which is based on inventory levels in excess of 12-month demand for each specific product.

4. BUSINESS COMBINATIONS

During the first nine months of fiscal 2001, the Company completed a number of purchase acquisitions. The Consolidated Financial Statements include the operating results of each business from the date of acquisition. Pro forma results of operations have not been presented because the effects of these acquisitions were not material on either an individual or an aggregate basis. The amounts allocated to in-process research and development ("in-process R&D") were determined through established valuation techniques in the high-technology communications equipment industry and were expensed upon acquisition because technological feasibility had not been established and no future alternative uses existed. Amounts allocated to goodwill and purchased intangible assets are amortized on a straight-line basis over periods not exceeding five years.

                               CISCO SYSTEMS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)



The following is a summary of purchase transactions completed in the first nine months of fiscal 2001 (in millions):

                                 Consideration                                Goodwill and
                               Including Assumed        In-Process        Purchased Intangible
Acquired Company                  Liabilities           R&D Expense              Assets
-----------------------       ------------------     --------------       --------------------
IPmobile, Inc.                    $  422                  $181                  $  157


NuSpeed, Inc.                        463                   164                     214


IPCell Technologies, Inc             213                    75                     102


PixStream Incorporated               395                    67                     315


Active Voice Corporation             266                    37                     250


Radiata, Inc.                        211                    29                     170


Other                                900                   302                     379


                                  ------                  ----                  ------
   Total                          $2,870                  $855                  $1,587
                                  ======                  ====                  ======


The remaining purchase price of $428 million was allocated primarily to deferred stock-based compensation and tangible assets.

Other Purchase Combinations Completed as of April 28, 2001

During the nine months ended April 28, 2001, the Company acquired Netiverse, Inc.; HyNEX, Ltd.; Komodo Technology, Inc.; Vovida Networks, Inc.; ExiO Communications, Inc.; and the broadband subscriber management business of CAIS Software Solutions, Inc. for a total purchase price of $900 million, paid in common stock and cash. Total in-process R&D related to these acquisitions amounted to $302 million.

Total in-process R&D expense for the nine months ended April 28, 2001 and April 29, 2000 was $855 million and $912 million, respectively. The in-process R&D expense that was attributable to stock consideration for the same periods was $739 million and $912 million, respectively.

                               CISCO SYSTEMS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)



Minority Interest

In the third quarter of fiscal 2001, the Company purchased a portion of the minority interest of Cisco Systems, K.K. (Japan) for approximately $365 million. As a result, the Company increased its ownership to 87.8% of the voting rights of Cisco Systems, K.K. (Japan) and recorded goodwill of $339 million.

5. BALANCE SHEET AND CASH FLOW DETAILS

The following tables provide details of selected balance sheet items (in millions):

                                                         April 28,        July 29,
                                                           2001            2000
                                                        ----------      -----------
Inventories, net:
Raw materials                                           $   947           $   145
Work in process                                             338               472
Finished goods                                              542               496
Demonstration goods                                          86               119
                                                        -------           -------
   Total                                                $ 1,913           $ 1,232
                                                        =======           =======

Goodwill and purchased intangible assets, net:
Goodwill                                                $ 3,991           $ 2,937
Purchased intangible assets                               2,016             1,558
                                                        -------           -------
                                                          6,007             4,495
Less, accumulated amortization                           (1,052)             (408)
                                                        -------           -------
   Total                                                $ 4,955           $ 4,087
                                                        =======           =======

Other assets:
Deferred tax assets                                     $   907           $     -
Minority investments, net                                   635               181
Income tax receivable                                       443                 -
Lease deposit                                               320                 -
Structured loans, net                                        91               205
Inventory financing                                           -                25
Other                                                       403               335
                                                        -------           -------
   Total                                                $ 2,799           $   746
                                                        =======           =======

                               CISCO SYSTEMS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


The following table presents the details of the amortization of goodwill and purchased intangible assets (in millions):

                                                 Three Months Ended               Nine Months Ended
                                              ------------------------        ------------------------
                                             April 28,        April 29,        April 28,       April 29,
                                                2001           2000              2001           2000
                                             ----------      ----------      -----------     ----------
Reported as:
   Cost of sales                              $  6             $ 6             $ 16             $ 18
   Operating expenses                          276              51              757              122
                                              ----             ---             ----             ----
     Total                                    $282             $57             $773             $140
                                              ====             ===             ====             ====


The following table presents supplemental cash flow information (in millions):

                                                                               Nine Months Ended
                                                                          -----------------------------
                                                                             April 28,         April 29,
                                                                               2001              2000
                                                                            ----------        ----------
Utilization of inventory financing to purchase inventory                       $ 765           $    -
                                                                               =====           ======


6.  COMPREHENSIVE INCOME (LOSS)

The components of comprehensive income (loss), net of tax, are as follows (in millions):

                                             Three Months Ended                   Nine Months Ended
                                        -----------------------------       ----------------------------
                                          April 28,         April 29,        April 28,        April 29,
                                            2001              2000             2001             2000
                                          ---------         -------          ---------        ---------
Net income (loss)                           $(2,693)          $ 641           $(1,021)          $ 1,872
Other comprehensive income (loss):
Change in net unrealized gains
  on investments                             (1,241)           (111)           (3,504)            1,408
Change in accumulated translation
  adjustments                                   (13)             (9)              (15)               (5)
                                            -------           -----           -------           -------
  Total                                     $(3,947)          $ 521           $(4,540)          $ 3,275
                                            =======           =====           =======           =======

                               CISCO SYSTEMS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

7. INCOME TAXES

The Company received net income tax refunds of $22 million for the nine months ended April 28, 2001 and paid income taxes of $217 million for the nine months ended April 29, 2000. The Company's income taxes currently payable for federal and state purposes have been reduced by the tax benefits of employee stock option transactions. These benefits totaled $705 million and $930 million in the first nine months of fiscal 2001 and 2000, respectively, and were credited directly to shareholders' equity. Benefits increasing gross deferred tax assets totaled $833 million in the first nine months of fiscal 2001, and were credited directly to shareholders' equity. In addition, the Company's valuation allowance against gross deferred tax assets attributable to employee stock option transactions has been increased by $879 million in the first nine months of fiscal 2001 and was reflected as a debit to shareholders' equity.

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

                               CISCO SYSTEMS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


Summarized financial information by theater for the three and nine months ended April 28, 2001 and April 29, 2000, as taken from the internal management system discussed above, is as follows (in millions):

                                                Three Months Ended                   Nine Months Ended
                                          ---------------------------          -----------------------------
                                           April 28,          April 29,         April 28,          April 29,
                                             2001               2000              2001               2000
                                           -------             ------           --------           --------
Net sales:
  Americas                                 $ 3,225           $ 3,384           $ 12,054           $  8,925
  EMEA                                       1,358             1,203              5,194              3,305
  Asia Pacific                                 478               505              1,878              1,139
  Japan                                        341               253              1,259                592
  Sales adjustments                           (674)             (412)            (2,390)              (753)
                                           -------           -------           --------           --------
    Total                                  $ 4,728           $ 4,933           $ 17,995           $ 13,208
                                           =======           =======           ========           ========


Gross margin:
  Americas                                 $ 2,377           $ 2,440           $  8,753           $  6,497
  EMEA                                       1,019               902              3,916              2,468
  Asia Pacific                                 311               363              1,297                830
  Japan                                        259               197                980                466
                                           -------           -------           --------           --------
    Standard margin                          3,966             3,902             14,946             10,261
  Sales adjustments                           (674)             (412)            (2,390)              (753)
  Cost of sales adjustments                    113               186                469                311
  Production overhead                         (150)             (133)              (451)              (322)
  Manufacturing variances and other
    related costs                           (2,927)             (371)            (3,938)              (977)
                                           -------           -------           --------           --------
   Total                                   $   328           $ 3,172           $  8,636           $  8,520
                                           =======           =======           ========           ========



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

                               CISCO SYSTEMS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

The following table presents net sales for groups of similar products and services (in millions):

                                               Three Months Ended                Nine Months Ended
                                            -------------------------        -------------------------
                                            April 28,        April 29,       April 28,       April 29,
                                              2001             2000             2001            2000
                                            --------         --------        ---------       ---------
Routers                                      $ 1,747          $ 1,999         $  6,940        $  5,285
Switches                                       2,558            1,938            8,650           5,216
Access                                           452              632            1,878           1,614
Other                                            645              776            2,917           1,846
Sales adjustments                               (674)            (412)          (2,390)           (753)
                                             -------          -------         --------        --------
   Total                                     $ 4,728          $ 4,933         $ 17,995        $ 13,208
                                             =======          =======         ========        ========



Substantially all of the Company's assets at April 28, 2001 and July 29, 2000 were attributable to U.S. operations. No single customer accounted for 10% or more of net sales during the three and nine months ended April 28, 2001 and April 29, 2000.

9. NET INCOME (LOSS) PER SHARE

The following table presents the calculation of basic and diluted net income
(loss) per share (in millions, except per-share amounts):

                                                 Three Months Ended              Nine Months Ended
                                             -------------------------        -------------------------
                                             April 28,        April 29,       April 28,        April 29,
                                               2001             2000            2001             2000
                                             --------         --------        --------         -------
Net income (loss)                            $ (2,693)         $  641         $ (1,021)         $1,872
                                             ========          ======         ========          ======

Weighted-average shares--basic                  7,251           7,036            7,170           6,927
Effect of dilutive securities                      --             512               --             481
                                             --------          ------         --------          ------
Weighted-average shares--diluted                7,251           7,548            7,170           7,408
                                             ========          ======         ========          ======

Net income (loss) per share--basic           $  (0.37)         $ 0.09         $  (0.14)         $ 0.27
                                             ========          ======         ========          ======

Net income (loss) per share--diluted         $  (0.37)         $ 0.08         $  (0.14)         $ 0.25
                                             ========          ======         ========          ======

The common-equivalent shares which were antidilutive for the three and nine months ended April 28, 2001 were 235 million and 382 million, respectively.

                               CISCO SYSTEMS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


10. LEGAL PROCEEDINGS

Beginning on April 20, 2001, a number of purported shareholder class action lawsuits have been filed in the United States District Court for the Northern District of California against the Company and certain of its officers and directors. The lawsuits are essentially identical, and purport to bring suit on behalf of those who purchased the Company's publicly traded securities between August 10, 1999 and April 16, 2001. Plaintiffs allege that defendants made false and misleading statements, purport to assert claims for violations of the federal securities laws, and seek unspecified compensatory damages and other relief. The Company believes the claims are without merit and intends to defend the actions vigorously.

In addition, beginning on April 23, 2001, a number of purported shareholder derivative lawsuits have been filed in the Superior Court of California, County of Santa Clara, against the Company (as a nominal defendant), its directors and certain officers. At least one purported derivative suit has also been filed in the United States District Court for the Northern District of California, and another has been filed in the Superior Court of California, County of San Mateo. The complaints in the various derivative actions include claims for breach of fiduciary duty, waste of corporate assets, mismanagement, unjust enrichment and violations of the California Corporations Code, seek compensatory and other damages, disgorgement and other relief, and are based on essentially the same allegations as the class actions.

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

We manage our business on four geographic theaters: the Americas; Europe, the Middle East, and Africa ("EMEA"); Asia Pacific; and Japan. Summarized financial information by theater for the first three and nine months of fiscal 2001 and 2000 is summarized in the following table (in millions):

                                        Three Months Ended                  Nine Months Ended
                                     --------------------------       ----------------------------
                                     April 28,        April 29,        April 28,         April 29,
                                       2001             2000             2001              2000
                                     --------         --------         --------          ---------
Net sales:
  Americas                           $ 3,225          $ 3,384          $ 12,054          $  8,925
  EMEA                                 1,358            1,203             5,194             3,305
  Asia Pacific                           478              505             1,878             1,139
  Japan                                  341              253             1,259               592
  Sales adjustments                     (674)            (412)           (2,390)             (753)
                                     -------          -------          --------          --------
   Total                             $ 4,728          $ 4,933          $ 17,995          $ 13,208
                                     =======          =======          ========          ========

Gross margin:
  Americas                           $ 2,377          $ 2,440          $  8,753          $  6,497
  EMEA                                 1,019              902             3,916             2,468
  Asia Pacific                           311              363             1,297               830
  Japan                                  259              197               980               466
                                     -------          -------          --------          --------
   Standard margin                     3,966            3,902            14,946            10,261
  Sales adjustments                     (674)            (412)           (2,390)             (753)
  Cost of sales adjustments              113              186               469               311
  Production overhead                   (150)            (133)             (451)             (322)
  Manufacturing variances
     and other related costs          (2,927)            (371)           (3,938)             (977)
                                     -------          -------          --------          --------
   Total                             $   328          $ 3,172          $  8,636          $  8,520
                                     =======          =======          ========          ========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Net sales in the third quarter of fiscal 2001 were $4.73 billion, compared with $4.93 billion in the third quarter of fiscal 2000, a decrease of 4.2%. The decrease in net sales for the third quarter of fiscal 2001 related primarily to decreased unit sales of router and access products (see Note 8 to the Consolidated Financial Statements) due to a slowdown in the U.S. economy. Net sales in the first nine months of fiscal 2001 were $17.99 billion, compared with $13.21 billion in the first nine months of fiscal 2000, an increase of 36.2%. The increase in net sales for the first nine months of fiscal 2001 was primarily a result of increased unit sales of router, switch, and access products; growth in the sales of add-on boards that provide increased functionality; increased sales of optical transport products; and increased maintenance, service, and support sales. Net sales in the third quarter of fiscal 2001 were $4.73 billion, compared with $6.75 billion in the second quarter of fiscal 2001, a decrease of 29.9%.

Gross margin in the third quarter of fiscal 2001 was 6.9%, compared with 64.3% in the third quarter of fiscal 2000. Gross margin in the first nine months of fiscal 2001 was 48.0%, compared with 64.5% in the first nine months of fiscal 2000. The gross margin for the third quarter and first nine months of fiscal 2001 included an additional excess inventory charge of $2.25 billion as discussed below.

The following table shows the standard margins for each theater:


                            Three Months Ended             Nine Months Ended
                        -------------------------      --------------------------
                        April 28,       April 29,       April 28,       April 29,
                          2001            2000            2001            2000
                        ---------       ---------       ---------       ---------
Standard margin:
   Americas                73.7%           72.1%           72.6%           72.8%
   EMEA                    75.0%           75.0%           75.4%           74.7%
   Asia Pacific            65.1%           71.9%           69.1%           72.9%
   Japan                   76.0%           77.9%           77.8%           78.7%




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

Standard margins decreased or remained relatively constant for three geographic theaters as compared with the third quarter and first nine months of fiscal 2000. Standard margins vary quarter to quarter due to a number of reasons including, but not limited to, shifts in product mix, introduction of new products, sales discounts, and sales channels.

The decreases in the overall gross margin were primarily due to an additional excess inventory charge included in manufacturing variances and other related costs; shifts in product mix; lower shipment volumes and related manufacturing overhead; introduction of new products, which generally have lower margins when first released; higher production-related costs and inventory

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



reserves; the continued pricing pressure seen from competitors in certain product areas; and the above-mentioned sales adjustments, which were not included in the standard margins.

We recorded a provision for inventory, including purchase commitments, totaling $2.36 billion in the third quarter of fiscal 2001, of which $2.25 billion related to an additional excess inventory charge. Inventory purchases and commitments are based upon future sales forecasts. To mitigate the component supply constraints that have existed in the past, we built inventory levels for certain components with long lead times and entered into certain longer-term commitments for certain components. Due to the sudden and significant decrease in demand for our products, inventory levels exceeded our requirements based on current 12-month sales forecasts. This additional excess inventory charge was calculated based on the inventory levels in excess of 12-month demand for each specific product. We do not currently anticipate that the excess inventory subject to this provision will be used at a later date based on our current 12-month demand forecast.

We expect gross margin to continue to be adversely affected by increases in material or labor costs, heightened price competition, increasing levels of services, higher inventory balances, obsolescence charges, loss of cost savings, introduction of new products for new high-growth markets, and changes in channels of distribution or in the mix of products sold, in particular, optical and access products. If product or related warranty costs associated with our products are greater than we have experienced, gross margin may also be adversely affected. Our gross margin may also be impacted by geographic mix, as well as the mix of configurations within each product group. We continue to expand into third-party or indirect-distribution channels, which generally results in a lower gross margin. These distribution channels are generally given privileges to return inventory. In addition, increasing third-party and indirect-distribution channels generally results in greater difficulty in forecasting the mix of our product, and to a certain degree, the timing of orders from our customers. Downward pressures on our gross margin may be further impacted by other factors, such as increased percentage of net sales from lower margin businesses (for example, service provider markets), which could adversely affect our future operating results.

Research and development, sales and marketing, and general and administrative expenses as a percentage of net sales for the three and nine months ended April 28, 2001 have increased compared with the same periods in the prior fiscal year primarily due to effect of the decrease in net sales in third quarter of fiscal 2001.

Research and development ("R&D") expenses in the third quarter of fiscal 2001 were $1.03 billion, compared with $727 million in the third quarter of fiscal 2000, an increase of 41.4%. R&D expenses, as a percentage of net sales, increased to 21.7% in the third quarter of fiscal 2001, compared with 14.7% in the third quarter of fiscal 2000. R&D expenses in the first nine months of fiscal 2001 were $2.99 billion, compared with $1.87 billion in the first nine months of fiscal 2000, an increase of 59.7%. R&D expenses, as a percentage of net sales, increased to

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



16.6% in the first nine months of fiscal 2001, compared with 14.2% in the first nine months of fiscal 2000. The increases reflected R&D efforts in a wide variety of areas such as data, voice, and video integration, wireless access, dial access, enterprise switching, optical transport, content networking, security, network management, high-end routing and switching technologies, digital subscriber line ("DSL") technologies, cable, and other broadband technologies, among others. A significant portion of the increase was due to the addition of new personnel, partly through acquisitions, as well as higher expenditures on prototypes and depreciation on additional lab equipment. We also continued to purchase technology in order to bring a broad range of products to the market in a timely fashion. If we believe that we are unable to enter a particular market in a timely manner with internally developed products, we may license technology from other businesses or acquire businesses as an alternative to internal R&D. All of our R&D costs are expensed as incurred.

Sales and marketing expenses in the third quarter of fiscal 2001 were $1.35 billion, compared with $1.04 billion in the third quarter of fiscal 2000, an increase of 30.3%. Sales and marketing expenses, as a percentage of net sales, increased to 28.6% in the third quarter of fiscal 2001, compared with 21.0% in the third quarter of fiscal 2000. Sales and marketing expenses in the first nine months of fiscal 2001 were $4.15 billion, compared with $2.79 billion in the first nine months of fiscal 2000, an increase of 48.7%. Sales and marketing expenses, as a percentage of net sales, increased to 23.0% in the first nine months of fiscal 2001, compared with 21.1% in the first nine months of fiscal 2000. The increases in sales and marketing expenses in absolute dollars were principally due to an increase in the size of our direct sales force and related commissions, additional marketing and advertising investments associated with existing and new product introductions, the expansion of distribution channels and markets, and general corporate branding. The increases also reflected our efforts to invest in certain key areas, such as expansion of our end-to-end networking strategy and service provider coverage, in order to be positioned to take advantage of future market opportunities.

General and administrative ("G&A") expenses in the third quarter of fiscal 2001 were $195 million, compared with $156 million in the third quarter of fiscal 2000, an increase of 25.0%. G&A expenses, as a percentage of net sales, increased to 4.1% in the third quarter of fiscal 2001, compared with 3.2% in the third quarter of fiscal 2000. G&A expenses in the first nine months of fiscal 2001 were $587 million, compared with $415 million in the first nine months of fiscal 2000, an increase of 41.4%. G&A expenses, as a percentage of net sales, remained relatively constant at 3.3% in the first nine months of fiscal 2001, compared with 3.1% in the first nine months of fiscal 2000. The increases in G&A expenses in absolute dollars were primarily related to the addition of new personnel and investments in infrastructure.

Amortization of goodwill and purchased intangible assets included in operating expenses was $276 million in the third quarter of fiscal 2001, compared with $51 million in the third quarter of fiscal 2000. Amortization of goodwill and purchased intangible assets included in operating expenses was $757 million in the first nine months of fiscal 2001, compared with $122 million in the first nine months of fiscal 2000. Amortization of goodwill and purchased intangible assets primarily relates to various purchase acquisitions (see Note 4 and Note 5 to the Consolidated

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



Financial Statements). We expect amortization of goodwill and purchased intangibles assets to continue to increase if we acquire companies and technologies.

The amount expensed to in-process research and development ("in-process R&D") arose from the purchase acquisitions (see Note 4 to the Consolidated Financial Statements). The fair values of the existing products and patents, as well as the technology currently under development, were determined using the income approach, which discounts expected future cash flows to present value. The discount rates used in the present value calculations were typically derived from a weighted-average cost of capital analysis and venture capital surveys, adjusted upward to reflect additional risks inherent in the development life cycle. These risk factors increased the overall discount rate for acquisitions completed in the current year. We consider the pricing model for products related to these acquisitions to be standard within the high-technology communications equipment industry. However, we do not expect to achieve a material amount of expense reductions or synergies as a result of integrating the acquired in-process technology. Therefore, the valuation assumptions do not include significant anticipated cost savings.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



The following table summarizes the significant assumptions underlying the valuations for our significant purchase acquisitions completed in fiscal 2001 and 2000 (in millions, except percentages):

                                              Estimated Cost to               Risk-Adjusted
                                             Complete Technology at           Discount Rate for
Acquired Company                              Time of Acquisition              In-Process R&D
----------------                             ----------------------           -----------------
FISCAL 2001
-----------
IPmobile, Inc.                                         $15                         42.5 %
NuSpeed, Inc.                                          $ 6                         40.0 %
IPCell Technologies, Inc.                              $10                         30.0 %
PixStream Incorporated                                 $ 2                         35.0 %
Active Voice Corporation                               $ 5                         40.0 %
Radiata, Inc.                                          $ 3                         30.0 %
FISCAL 2000
-----------
Monterey Networks, Inc.                                $ 4                         30.0 %
The optical systems business of Pirelli S.p.A          $ 5                         20.0 %
Aironet Wireless Communications, Inc.                  $ 3                         23.5 %
Atlantech Technologies                                 $ 6                         37.5 %
JetCell, Inc.                                          $ 7                         30.5 %
PentaCom, Ltd.                                         $13                         30.0 %
Qeyton Systems                                         $ 6                         35.0 %

Regarding our purchase acquisitions completed in fiscal 2001 and 2000, actual results to date have been consistent, in all material respects, with our assumptions at the time of the acquisitions except for certain purchase acquisitions as discussed below. The assumptions primarily consist of an expected completion date for the in-process projects, estimated costs to complete the projects, and revenue and expense projections once the products have entered the market. Failure to achieve the expected levels of revenue and net income from these products will negatively impact the return on investment expected at the time that the acquisitions were completed and may result in impairment of any other assets related to the development activities.

Due to the decline in current business conditions, we restructured certain of our businesses and realigned resources to focus on profit contribution, high-growth markets and core opportunities. Based upon impairment analyses which indicated that the carrying amount of the goodwill and purchased intangible assets will not be fully recovered through estimated undiscounted future operating cash flows, a charge of $289 million was recorded related to the impairment of goodwill and purchased intangible assets, measured as the amount by which the carrying amount exceeded the present value of the estimated future cash flows for goodwill and purchased intangible assets (see Note 3 to the Consolidated Financial Statements).

There were no net gains realized on minority investments in the third quarter of fiscal 2001, compared with $156 million in the third quarter of fiscal 2000. Net gains realized on minority investments were $190 million in the first nine months of fiscal 2001, compared with $187 million in the first nine months of fiscal 2000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



Interest and other income, net, was $236 million in the third quarter of fiscal 2001, compared with $158 million in the third quarter of fiscal 2000. Interest and other income, net, was $741 million in the first nine months of fiscal 2001, compared with $380 million in the first nine months of fiscal 2000. The increases were primarily due to interest income related to the general increase in cash and investments generated from our operations.

The effective tax rate was 24.5% for the third quarter of fiscal 2001 and (9.1%) for the first nine months of fiscal 2001. The effective tax rate differs from the statutory rate primarily due to the impact of nondeductible in-process R&D, acquisition-related costs, research and experimentation tax credits, and the tax impact of foreign operations. Our future effective tax rates could be adversely affected if earnings are lower than anticipated in countries where we have lower effective rates or by unfavorable changes in tax laws and regulations.

Restructuring Costs and Other Special Charges and Provision for Inventory

On April 16, 2001, we announced a restructuring program to prioritize our initiatives around high-growth areas of our business, focus on profit contribution, reduce expenses, and improve efficiency due to macro-economic and capital spending issues affecting the networking industry. This restructuring program includes a worldwide workforce reduction, consolidation of excess facilities, and restructuring of certain business functions.

As a result of the restructuring program and decline in forecasted revenue, we recorded restructuring costs and other special charges of $1.17 billion classified as operating expenses and an additional excess inventory charge of $2.25 billion classified as cost of sales. When the restructuring program is fully implemented, we expect pretax savings in operating expenses will approximate $1.00 billion on an annualized basis. The pretax savings will be phased-in beginning the fourth quarter of fiscal 2001.

The following paragraphs provide detailed information relating to the restructuring costs and other special charges and provision for inventory which were recorded in the third quarter of fiscal 2001.

Worldwide workforce reduction

The restructuring program will result in the reduction of approximately 6,000 regular employees across all business functions, operating units, and geographic regions. The worldwide workforce reductions started in the third quarter of fiscal 2001 and will be substantially completed in the fourth quarter of fiscal 2001. We recorded a workforce reduction charge of approximately $397 million relating primarily to severance and fringe benefits. In addition, the number of temporary and contract workers employed by us will also be reduced.

Consolidation of excess facilities and other special charges

We recorded a charge of $484 million relating to consolidation of excess facilities and other special charges. The consolidation of excess facilities includes the closure of certain corporate

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



facilities, sales offices, and operational centers related to business activities that have been exited or restructured. We recorded a restructuring charge of approximately $263 million for excess facilities relating primarily to lease terminations and non-cancelable lease costs. Property and equipment that was disposed or removed from operations resulted in a charge of $141 million and consisted primarily of leasehold improvements, computer equipment and related software, production and engineering equipment, and office equipment, furniture, and fixtures. We also recorded other restructuring costs and special charges of $80 million relating primarily to payments to suppliers and vendors to terminate agreements and professional fees incurred in connection with the restructuring activities.

Impairment of goodwill and purchased intangible assets

Due to the decline in current business conditions, we restructured certain of our businesses and realigned resources to focus on profit contribution, high-growth markets, and core opportunities. As a result, a charge of $289 million was recorded related to the impairment of goodwill and purchased intangible assets, measured as the amount by which the carrying amount exceeded the present value of the estimated future cash flows for goodwill and purchased intangible assets, as follows (in millions):

                                                                            Amount
Acquired Company                                                           Impaired
--------------------------                                                 --------
Monterey Networks, Inc.                                                     $108
HyNEX, Ltd.                                                                   79
Clarity Wireless, Inc. (Broadband Customer Premise Equipment)                 53
Other                                                                         49
                                                                            ----
   Total                                                                    $289
                                                                            ====


The results of operations relating to these businesses are not material on either an individual or an aggregate basis.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



A summary of the restructuring cost and other special charges is outlined as follows (in millions):


                                                                                                      Restructuring
                                              Total               Noncash              Cash           Liabilities at
                                              Charge              Charges            Payments         April 28, 2001
                                              -------             -------            --------         --------------
Workforce reduction                           $  397               $ (71)               $--                $326
Consolidation of excess
   facilities and other charges                  484                (141)                (1)                342
Impairment of goodwill and
   purchased intangible assets                   289                (289)                --                  --
                                              ------               -----                ---                ----
   Total                                      $1,170               $(501)               $(1)               $668
                                              ======               =====                ===                ====


Remaining cash expenditures relating to workforce reductions and termination of agreements will be substantially paid in the fourth quarter of fiscal 2001. Amounts related to the net lease expense due to the consolidation of facilities will be paid over the respective lease terms through fiscal 2007. We expect to substantially complete implementation of our restructuring program during the next six months.

Provision for Inventory

We recorded a provision for inventory, including purchase commitments, totaling $2.36 billion during the third quarter of fiscal 2001, of which $2.25 billion related to an additional excess inventory charge. Inventory purchases and commitments are based upon future sales forecast. To mitigate the component supply constraints that have existed in the past, we built inventory levels for certain components with long lead times and entered into certain longer-term commitments for certain components. Due to the sudden and significant decrease in demand for our products, inventory levels exceeded our requirements based on current 12-month sales forecasts. This additional excess inventory charge was calculated based on the inventory levels in excess of 12-month demand for each specific product. We do not currently anticipate that the excess inventory subject to this provision will be used at a later date based on our current 12-month demand forecast.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



Liquidity and Capital Resources

Cash and cash equivalents and total investments were $17.35 billion at April 28, 2001, a decrease of $3.15 billion from July 29, 2000. The decrease was primarily a result of a decrease in our net unrealized gains on publicly held investments of $5.44 billion ($3.50 billion, net of tax) and cash used in investing activities of $4.93 billion, which includes $1.81 billion in capital expenditures and $960 million in purchases of minority investments, offset by cash provided by operating activities of $4.71 billion and financing activities of $1.09 billion.

Accounts receivable decreased 13.7% from July 29, 2000 to April 28, 2001. Days sales outstanding in receivables increased to 38 days at April 28, 2001 from 37 days at July 29, 2000. The decrease in accounts receivable and the relatively consistent days sales outstanding were primarily due to a decrease in net sales and the linearity of shipments during the third quarter of fiscal 2001.

Inventories increased 55.3% from July 29, 2000 to April 28, 2001. Inventory turns were 7.9 at April 28, 2001 and 7.8 at July 29, 2000. Inventory turns, excluding the $2.25 billion additional excess inventory charge during the third quarter of fiscal 2001, were 3.9 at April 28, 2001. The inventory levels and inventory turns reflected new product introductions, lower shipment volumes, and purchases of certain components with long lead times, combined with the decrease in demand of products due to certain unfavorable economic conditions. Inventory management remains an area of focus as we balance the need to maintain strategic inventory levels to ensure competitive lead times versus the risk of inventory obsolescence because of rapidly changing technology and customer requirements.

We have entered into certain lease agreements in San Jose, California, where our headquarters operations are established, and in Boxborough, Massachusetts; Littleton, Massachusetts; Salem, New Hampshire; Richardson, Texas; and Research Triangle Park, North Carolina, where we have expanded certain R&D and customer-support activities. In connection with these transactions, we pledged $1.21 billion of our investments as collateral for certain obligations of the leases. We may occupy more leased property in the future that will require similar pledged securities; however, we do not expect the impact of this activity to be material to our liquidity position. At April 28, 2001, we had a line of credit totaling $500 million, which expires in July 2002. There have been no borrowings under this agreement. We believe that our current cash and cash equivalents, short-term investments, line of credit, and cash generated from operations will satisfy our expected working capital (including restructuring liabilities), capital expenditure, and investment requirements at least through the next 12 months. Remaining cash expenditures relating to workforce reductions and termination of agreements will be substantially paid in the fourth quarter of fiscal 2001. Amounts related to the net lease expense due to the consolidation of facilities will be paid over the respective lease terms through fiscal 2007.

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

YOU SHOULD EXPECT THAT OUR OPERATING RESULTS MAY FLUCTUATE IN FUTURE PERIODS

The results of operations for any quarter or year are not necessarily indicative of results to be expected in future periods. Our operating results have in the past been, and will continue to be, subject to quarterly and annual fluctuations as a result of a number of factors. These factors include:

-      Overall information technology spending;

- Changes in general economic conditions and specific market conditions in the communications and networking industries;

-      Fluctuations in demand for our products and services;

- The long sales and implementation cycle for our products and the reduced visibility into our customers' spending plans and associated revenue;

- Inventory levels exceeding our requirements based upon future sales forecast;

- Existing network capacity, sharing of existing network capacity, and network capacity utilization rates of our customers;

-      Increased price and product competition in the networking industry;

-      The overall trend toward industry consolidation;

- The introduction and market acceptance of new technologies and products, as well as the adoption of new networking standards;

-      Variations in sales channels, product costs, or mix of products sold;

- The timing of orders, timing of shipments, and the ability to satisfy all contractual obligations in customer contracts;

-      Manufacturing lead times;

-      The impact of acquired businesses and technologies;

- The geographical mix of our revenue and the associated impact on gross margin;

-      Our ability to achieve targeted cost reductions;

- Adverse changes in the public and private equity and debt markets and the ability of our customers and suppliers to obtain financing or to fund capital expenditures;

-      The trend towards sales of integrated network solutions; and

- The timing and amount of employer payroll tax to be paid on employees' gains on stock options exercised.

As a consequence, operating results for a particular future period are difficult to predict, especially in recent periods. Any of the foregoing factors, or any other factors discussed

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                  RISK FACTORS


elsewhere herein, could have a material adverse effect on our business, results of operations and financial condition.

In response to changes in industry and market conditions, we may strategically realign our resources and consider restructuring, disposing or otherwise exiting businesses. Any decision to limit investment in or to dispose or otherwise exit businesses may result in the recording of accrued liabilities for special one-time charges, such as workforce reduction costs. Additionally, estimates with respect to the useful life and ultimate recoverability of our carrying basis of assets, including goodwill and purchased intangible assets, could change as a result of such assessments and decisions.

WE ARE EXPOSED TO GENERAL ECONOMIC AND MARKET CONDITIONS

Our business is subject to the effects of general economic conditions in the United States and globally, and, in particular, market conditions in the communications and networking industries. In recent quarters, our operating results have been adversely affected as a result of recent unfavorable economic conditions and reduced capital spending, particularly in the United States. In particular, sales to service providers, e-commerce and Internet businesses, and the manufacturing industry in the United States were adversely affected during the second and third quarters of fiscal 2001. If the economic conditions in the United States and globally do not improve, or if we experience a worsening in the global economic slowdown, we may continue to experience material adverse impacts on our business, operating results, and financial condition.

OPERATING RESULTS FOR A PARTICULAR QUARTER ARE DIFFICULT TO PREDICT

We expect that in the future, our net sales may grow at a slower rate than experienced in previous periods, and in particular periods may decline. In addition, as a result of a variety of factors discussed herein, operating results for a particular quarter are extremely difficult to predict. Our ability to meet financial expectations could also be adversely affected if the non-linear sales pattern seen in certain of our recent quarters recurs in future periods. We generally have had at least one quarter of the fiscal year when backlog has been reduced. Although such reductions have not occurred consistently in recent years, they are difficult to predict and may occur in the future. In addition, in response to customer demand, we continue to attempt to reduce our product manufacturing lead times, which may result in corresponding reductions in order backlog. A decline in backlog levels could result in more variability and less predictability in our quarter-to-quarter net sales and operating results going forward. On the other hand, for certain products, lead times are longer than our goal. If we cannot reduce manufacturing lead times for such products, our customers may place the same orders within our various sales channels, cancel orders, or not place further orders if shorter lead times are available from other manufacturers.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                  RISK FACTORS


As a result of our growth in past periods, our fixed costs have increased substantially. With increased levels of spending and the impact of long-term commitments an inability to meet expected revenue levels in a particular quarter could have a material adverse impact on our operating results for that period as we will not be able to quickly reduce these fixed expenses in response to short-term business changes.

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

WE EXPECT GROSS MARGIN VARIABILITY OVER TIME

We expect gross margin may be adversely affected by increases in material or labor costs, heightened price competition, increasing levels of services, higher inventory balances, obsolescence charges, loss of cost savings, introduction of new products for new high-growth markets, and changes in channels of distribution or in the mix of products sold, in particular, optical and access products.

Inventory purchases and commitments are based upon future sales forecast. Due to the current slowdown in the economy, our current inventory levels are higher than our current sales forecasts, which could result in obsolescence charges or loss of cost savings on future inventory purchases and thus gross margin may be adversely affected. If product or related warranty costs associated with our products are greater than we have experienced, gross margin may be adversely affected. Our gross margin may also be impacted by geographic mix, as well as the mix of configurations within each product group. We continue to expand into third-party or indirect-distribution channels, which generally results in a lower gross margin. These distribution channels are generally given privileges to return inventory. In addition, increasing third-party and indirect-distribution channels generally results in greater difficulty in forecasting the mix of our product, and to a certain degree, the timing of orders from our customers. Downward pressures on our gross margin may be further impacted by other factors, such as increased percentage of net sales from lower margin businesses (for example, service provider markets), which could adversely affect our future operating results.

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

Manufacturing capacity and component supply constraints could be significant issues for us. To mitigate component supply constraints that have existed in the past, we built inventory levels for certain components with long lead times and entered into certain longer-term commitments for certain components. A reduction or interruption in supply, a significant increase in the price of one or more components, or a decrease in demand of products would adversely affect our business, operating results and financial condition, perhaps materially, and could materially damage customer relationships.

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

Our competitors include Alcatel, Ciena, Ericsson, Extreme Networks, Foundry Networks, Juniper Networks, Lucent, Nortel Networks, Redback Networks, Siemens AG, and Sycamore Networks. Some of our competitors compete across many of our product lines, while others do not offer as wide a breadth of solutions. Several of our current and potential competitors may have greater resources, including technical and engineering resources, than we do.

The principal competitive factors in the markets in which we presently compete and may compete in the future are:

-      The ability to provide end-to-end networking solutions and support;

-      Performance;

-      Price;

- The ability to provide value-added features such as security, reliability, and investment protection;

-      Conformance to standards;

-      Market presence; and

-      The ability to provide financing.

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

WE HAVE AND WILL CONTINUE TO INVEST IN NEW AND EXISTING MARKET OPPORTUNITIES

We have made significant investments in headcount, inventory, manufacturing capacity, and product development through internal efforts and acquisitions, as a result of growth in existing opportunities and new or emerging opportunities in our target markets over the past years. We will continue to invest in these markets either through additional investments or through re-alignment of existing resources.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                  RISK FACTORS


WE DEPEND UPON THE DEVELOPMENT OF NEW PRODUCTS AND ENHANCEMENTS TO EXISTING PRODUCTS, AND ARE SUBJECT TO RAPID CHANGES IN TECHNOLOGY AND THE MARKET

Our operating results will depend to a significant extent on our ability to develop and introduce new products into existing and emerging markets, and to reduce the costs to produce existing products. The success of new products is dependent on several factors, including proper new product definition, product cost, timely completion and introduction of new products, differentiation of new products from those of our competitors, and market acceptance of these products. The markets for our products are characterized by rapidly changing technology, evolving industry standards, frequent new product introductions, and evolving methods of building and operating networks. There can be no assurance that we will successfully identify new product opportunities, develop and bring new products to market in a timely manner, and achieve market acceptance of our products, or that products and technologies developed by others will not render our products or technologies obsolete or noncompetitive.

OUR BUSINESS SUBSTANTIALLY DEPENDS UPON THE CONTINUED GROWTH OF THE INTERNET AND INTERNET-BASED SYSTEMS

A substantial portion of our business and revenue depends on the continued growth of the Internet and on the deployment of our products by customers that depend on the growth of the Internet. Spending on Internet infrastructure has increased significantly over the past several years based upon the growth of the Internet. There can be no assurance that spending on Internet infrastructure will continue at these historical rates. As a result of the recent economic slowdown and the reduction in capital spending by many of our customers, spending on Internet infrastructure has declined significantly, which has had a material adverse effect on our business. To the extent that the economic slowdown and reduction in capital spending continue to adversely affect spending on Internet infrastructure, we could continue to experience material adverse impacts on our business, operating results and financial condition.

We believe that there will be certain performance problems with Internet communications in the future, which could receive a high degree of publicity and visibility. As we are a large supplier of networking products, we may be materially adversely affected, regardless of whether or not these problems are due to the performance of our products. Such an event could also result in a material adverse effect on the market price of our common stock and could materially adversely affect our business, operating results, and financial condition.

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

                                  RISK FACTORS


need to develop new products is through acquisitions of other companies and technologies. Acquisitions involve numerous risks, including the following:

~ Difficulties in integrating the operations, technologies, and products of the acquired companies;

~ The risk of diverting management's attention from normal daily operations of the business;

~ Potential difficulties in completing projects associated with in-process research and development;

~ Risks of entering markets in which we have no or limited direct prior experience and where competitors in such markets have stronger market positions;

~ Initial dependence on unfamiliar supply chains or relatively small supply partners;

~ Insufficient revenues to offset increased expenses associated with acquisitions; and

~      The potential loss of key employees of the acquired companies.

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

THE ENTRANCE INTO NEW OR DEVELOPING MARKETS EXPOSES OUR BUSINESS AND OPERATIONS TO RISKS

As we focus on new market opportunities, such as transporting data, voice, and video traffic across the same network, we will increasingly compete with large telecommunications equipment suppliers such as Alcatel, Ericsson, Lucent, Nortel, and Siemens AG, among others, and several well-funded start-up companies. Several of our current and potential competitors may have greater resources, including technical and engineering resources, than we do. Additionally, as customers in these markets complete infrastructure deployments, they may require greater levels of service, support, and financing than we have experienced in the past. We have not entered into a material amount of labor intensive service contracts, which require significant production or customization. However, we expect that demand for these types of service contracts will increase in the future. There can be no assurance that we can provide products, service, support, and financing to effectively compete for these market opportunities. Further, provision of greater levels of services by us may result in less favorable timing of revenue recognition than we have historically experienced.

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

                                  RISK FACTORS


affected by regulatory, economic and business conditions in the country of operations. A decline or delay in sales orders from this industry could have a material adverse effect on our business, operating results, and financial condition. The recent slowdown in the general economy, changes in the service provider market, and the constraints on capital availability have had a material adverse effect on many of our service provider customers, with a number of such customers going out of business or substantially reducing their expansion plans. These conditions have had a material adverse effect on our business and operating results, and we expect that these conditions will continue for the foreseeable future.

THE INDUSTRY IN WHICH WE COMPETE IS SUBJECT TO CONSOLIDATION

There has been a trend toward industry consolidation for several years. We expect this trend toward industry consolidation to continue as companies attempt to strengthen or hold their market positions in an evolving industry. We believe that industry consolidation may result in stronger competitors that are better able to compete as sole-source vendors for customers. This could lead to more variability in operating results as we compete to be a single vendor solution and could have a material adverse effect on our business, operating results, and financial condition.

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

WE ARE EXPOSED TO THE CREDIT RISK OF SOME OF OUR CUSTOMERS AND TO CREDIT EXPOSURES IN WEAKENED MARKETS

A portion of our sales is derived through our resellers in two-tier distribution channels. These resellers/customers are generally given privileges to return inventory, receive credits for changes in selling prices, and participate in cooperative marketing programs. We maintain appropriate accruals and allowances for such exposures. However, such resellers tend to have access to more limited financial resources than other resellers and end-user customers and therefore represent potential sources of increased credit risk. We are experiencing increased demands for customer financing, including loan financing and leasing solutions. We expect demands for customer financing to continue. We believe customer financing is a competitive factor in obtaining business, particularly in supplying customers involved in significant infrastructure projects. Our loan financing arrangements may include not only financing the acquisition of our products but also providing additional funds for soft costs associated with network installation and integration of our products and for working capital purposes. Due to the current slowdown in the economy, the credit risks relating to these resellers/customers have increased. Although we have programs in place to monitor and mitigate the associated risk, there can be no assurance that such programs will be effective in reducing our credit risks. We also continue to monitor increased credit exposures from weakened financial conditions in certain geographic regions, and the impact that such conditions may have on the worldwide economy. We have experienced losses due to customers failing to meet their obligations. Although these losses have not been significant, future losses, if incurred, could harm our business and have a material adverse effect on our operating results and financial condition.

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

Our industry is characterized by the existence of a large number of patents and frequent claims and related litigation regarding patent and other intellectual property rights. From time to time, third parties have asserted exclusive patent, copyright, trademark and other intellectual property rights to technologies and related standards that are important to us. These claims have increased recently as a result of our acquisition of businesses and technologies. Such parties have and may in the future assert claims or initiate litigation against us or our manufacturers, suppliers, or customers alleging infringement of their proprietary rights with respect to our existing or future products. Regardless of the merit of these claims, they could be time-consuming, result in costly litigation and diversion of technical management personnel, or require us to develop a non-infringing technology or enter into royalty or license agreements. If any infringement or other intellectual property claim made against us by any third party is successful, or if we fail to develop non-infringing technology or license the proprietary rights, our business could be materially and adversely affected.

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

OUR SUCCESS LARGELY DEPENDS ON OUR ABILITY TO RETAIN AND RECRUIT KEY PERSONNEL

Our success has always depended in large part on our ability to attract and retain highly skilled technical, managerial, sales, and marketing personnel. In spite of the economic slowdown, competition for these personnel is intense, especially in the Silicon Valley area of the San Francisco Bay Area. Volatility or lack of positive performance in our stock price may also adversely affect our ability to retain key employees, all of whom have been granted stock options. The loss of services of any of our key personnel, the inability to retain and attract qualified personnel in the future, or delays in hiring required personnel, particularly engineers and sales personnel, could make it difficult to meet key objectives, such as timely product introductions. In addition, companies in the networking industry whose employees accept positions with competitors frequently claim that competitors have engaged in improper hiring practices. We have received these claims in the past and may receive additional claims to this effect in the future.

WE FACE CERTAIN LITIGATION RISKS

We are a party to lawsuits in the normal course of our business. Litigation can be expensive, lengthy and disruptive to normal business operations. Moreover, the results of complex legal proceedings are difficult to predict. An unfavorable resolution of a particular lawsuit could have a material adverse effect on our business, results of operations or financial condition.

OUR BUSINESS IS SUBJECT TO THE RISKS OF EARTHQUAKES,FLOODS AND OTHER CATASTROPHIC EVENTS

Our corporate headquarters, including most of our research and development operations and our manufacturing facilities, are located in the Silicon Valley area of Northern California, a region known for seismic activity. Additionally, certain of our facilities, which include one of our manufacturing facilities, are located near rivers that have experienced flooding in the past. A significant natural disaster, such as an earthquake or a flood, could have a material adverse impact on our business, operating results, and financial condition. In addition, despite our implementation of network security measures, our servers are vulnerable to computer viruses, break-ins and similar disruptions from unauthorized tampering with our computer systems. Any such event could have a material adverse effect on our business, operating results and financial condition.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                  RISK FACTORS


THE RECENT ENERGY CRISIS IN CALIFORNIA COULD DISRUPT OUR BUSINESS AND THE BUSINESSES OF OUR SUPPLIERS AND CONTRACT MANUFACTURERS, AND COULD INCREASE OUR EXPENSES

In recent months, the western United States (and California in particular) has experienced repeated episodes of diminished electrical power supply, and we anticipate that this situation could continue to worsen in the near future. As a result of these episodes, certain of our operations or facilities have been and may continue to be subject to "rolling blackouts" or other unscheduled interruptions of electrical power. The prospect of such unscheduled interruptions may continue for the foreseeable future, and we are unable to predict their occurrence or duration. Certain of our suppliers and contract manufacturers are also located in this area and their operations may also be materially and adversely affected by such interruptions. These suppliers and manufacturers may be unable to manufacture sufficient quantities of our products to meet our demands, or they may increase the costs of such products, which in turn could have a material adverse effect on our business or results of operations.

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

WE CANNOT PREDICT THE IMPACT OF RECENT ACTIONS AND COMMENTS BY THE SEC

The SEC has been reviewing registrants' valuation methodologies of in-process research and development related to business combinations. We believe we are in compliance with all of the existing rules and related guidance as applicable to our business operations. However, the SEC may change these rules or issue new guidance applicable to our business in the future. There can be no assurance that the SEC will not seek to reduce the amount of in-process research and development previously expensed by us. This would result in the restatement of our previously filed financial statements and could have a material adverse effect on our operating results and financial condition for periods subsequent to the acquisitions.

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

                                  RISK FACTORS


some business areas with a company with which we have a strategic alliance and, at the same time, cooperate with that company in other business areas. Also, if these companies fail to perform or if these relationships fail to materialize as expected, we could suffer delays in product development or other operational difficulties.

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

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We maintain an investment portfolio of various holdings, types, and maturities. These securities are generally classified as available for sale and, consequently, are recorded on the balance sheet at fair value with unrealized gains or losses, net of tax, reported as a separate component of accumulated other comprehensive income. Part of this portfolio includes minority equity investments in several publicly traded companies, the values of which are subject to market price volatility. For example, as a result of recent market price volatility of our publicly traded equity investments, we experienced a $3.50 billion after-tax decrease in net unrealized gains during the first nine months of fiscal 2001 on these investments. We have also invested in numerous privately held companies, many of which can still be considered in the start-up or development stages. These investments are inherently risky as the market for the technologies or products they have under development are typically in the early stages and may never materialize. We could lose our entire initial investment in these companies. We also have certain real estate lease commitments with payments tied to short-term interest rates. At any time, a sharp rise in interest rates could have a material adverse impact on the fair value of our investment portfolio while increasing the costs associated with our lease commitments. Conversely, declines in interest rates could have a material impact on interest earnings for our investment portfolio. We do not currently hedge these interest rate exposures.

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

                            Valuation of Securities                         Valuation of Securities
                               Given X% Decrease          Fair Value           Given X% Increase
                             in Each Stock's Price          as of            in Each Stock's Price
                        ------------------------------     Apr. 28,     ------------------------------
                         (50%)       (35%)       (15%)       2001         15%         35%         50%
                        ------      ------      ------    ----------    ------      ------      ------
Corporate equities      $  932      $1,212      $1,585      $1,865      $2,145      $2,518      $2,797

Our equity portfolio consists of securities with characteristics that most closely match the S&P Index or companies traded on the NASDAQ National Market. The NASDAQ Composite Index has shown a 15% movement in each of the last three years and a 35% and 50% movement in at least one of the last three years.

PART II.  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

Beginning on April 20, 2001, a number of purported shareholder class action lawsuits have been filed in the United States District Court for the Northern District of California against the Company and certain of its officers and directors. The lawsuits are essentially identical, and purport to bring suit on behalf of those who purchased the Company's publicly traded securities between August 10, 1999 and April 16, 2001. Plaintiffs allege that defendants made false and misleading statements, purport to assert claims for violations of the federal securities laws, and seek unspecified compensatory damages and other relief. The Company believes the claims are without merit and intends to defend the actions vigorously.

In addition, beginning on April 23, 2001, a number of purported shareholder derivative lawsuits have been filed in the Superior Court of California, County of Santa Clara, against the Company (as a nominal defendant), its directors and certain officers. At least one purported derivative suit has also been filed in the United States District Court for the Northern District of California, and another has been filed in the Superior Court of California, County of San Mateo. The complaints in the various derivative actions include claims for breach of fiduciary duty, waste of corporate assets, mismanagement, unjust enrichment and violations of the California Corporations Code, seek compensatory and other damages, disgorgement and other relief, and are based on essentially the same allegations as the class actions.

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

(c) During the quarter ended April 28, 2001, the Company issued an aggregate of approximately 16.3 million shares of its common stock in connection with the purchase of the capital stock of Active Voice Corporation; Radiata, Inc.; and ExiO Communications, Inc. The shares were issued pursuant to exemptions under Section 3(a)(10) and 4(2) of the Securities Act of 1933, as amended. In the case of issuances in reliance on Section 3(a)(10), an appropriate governmental authority approved the terms of the issuance following a fairness hearing. In the case of issuances in reliance on Section 4(2), the issuances were effected without general solicitation or advertising, and each purchaser was an accredited investor or a sophisticated investor with access to information regarding the Company, its business, and its common stock.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a) Reports on Form 8-K

The Company filed four reports on Form 8-K during the quarter ended April 28, 2001. Information regarding the items reported on is as follows:

Date                                   Item Reported On
----                                   ----------------
February 7, 2001                       The  Company  announced  the  completion  of  the  acquisition  of Radiata,
                                       Inc.

February 8, 2001                       The Company reported its second quarter results for the period ending January
                                       27, 2001.

February 15, 2001                      The  Company  announced  the  completion  of  the  acquisition  of Active
                                       Voice Corporation.

February 26, 2001                      The  Company  announced  the  completion  of  the  acquisition  of ExiO
                                       Communications, Inc.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                  Cisco Systems, Inc.

Date: May 31, 2001                      By  /s/      Larry R. Carter
                                            ------------------------------------
                                        Larry R. Carter, Senior Vice
                                        President, Finance and
                                        Administration, Chief Financial
                                        Officer and Secretary