Form 10-K
period 2001-07-28
CISCO SYSTEMS INC
filed 2001-09-24
CIK 858877

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(Mark one)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the fiscal year ended July 28, 2001

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from ________ to ________

                         Commission file number 0-18225
                               CISCO SYSTEMS, INC.
             (Exact name of registrant as specified in its charter)

                 California                             77-0059951
  ----------------------------------------           -------------------
      (State or other jurisdiction of                  (IRS Employer
       incorporation or organization)                Identification No.)

          170 West Tasman Drive
          San Jose, California                           95134-1706
  ----------------------------------------           -------------------
  (Address of principal executive offices)               (Zip Code)

Registrant's telephone number, including area code: (408) 526-4000

Securities registered pursuant to Section 12(b) of the Act:   None

Securities registered pursuant to Section 12(g) of the Act:

               Common stock, $0.001 par value
               Preferred Stock Purchase Rights

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes [X]   No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

As of September 13, 2001, 7,334,019,051 shares of Registrant's common stock were outstanding. The approximate aggregate market value of voting stock held by non-affiliates of the Registrant was $104,195,415,267 (based upon the closing price for shares of the Registrant's common stock as reported by the NASDAQ National Market on that date).

                       DOCUMENTS INCORPORATED BY REFERENCE

(1) Portions of the Registrant's Annual Report to Shareholders for its fiscal year ended July 28, 2001 are incorporated by reference into Part I and Part II of this Annual Report on Form 10-K where indicated.

(2) Portions of the Registrant's Proxy Statement relating to the Registrant's 2001 Annual Meeting of Shareholders, to be held on November 13, 2001, are incorporated by reference into Part III of this Form 10-K where indicated.

================================================================================

                                                                                                         PAGE
                                                                                                         ----
                                                     PART I
Item 1    Business ..................................................................................      3
             General ................................................................................      3
             End-to-End Networking Solutions ........................................................      4
             Customers and Markets ..................................................................      7
             Cisco Sales Overview ...................................................................      8
             Acquisitions, Investments, and Alliances ...............................................      8
             Minority Investments ...................................................................      9
             Strategic Alliances ....................................................................      9
             Backlog ................................................................................      9
             Competition ............................................................................      9
             Research and Development ...............................................................     10
             Manufacturing ..........................................................................     11
             Patents, Intellectual Property, and Licensing...........................................     11
             Employees ..............................................................................     12
             Risk Factors ...........................................................................     13
Item 2    Properties ................................................................................     24
Item 3    Legal Proceedings .........................................................................     24
Item 4    Submission of Matters to a Vote of Security Holders .......................................     24

                                                    PART II

Item 5    Market for Registrant's Common Equity and Related Stockholder Matters .....................     25
Item 6    Selected Financial Data ...................................................................     25
Item 7    Management's Discussion and Analysis of Financial Condition and Results of Operations .....     25
Item 7A   Quantitative and Qualitative Disclosures About Market Risk ................................     25
Item 8    Financial Statements and Supplementary Data ...............................................     25
Item 9    Changes in and Disagreements with Accountants on Accounting and Financial Disclosures .....     25

                                                    PART III

Item 10   Directors and Executive Officers of the Registrant ........................................     26
Item 11   Executive Compensation ....................................................................     27
Item 12   Security Ownership of Certain Beneficial Owners and Management ............................     27
Item 13   Certain Relationships and Related Transactions ............................................     28

                                                    PART IV

Item 14   Exhibits, Financial Statement Schedules, and Reports on Form 8-K ..........................     28

Signatures ..........................................................................................     32

                                     PART I

ITEM 1. BUSINESS

GENERAL

Certain statements contained in this Annual Report on Form 10-K ("Report"), including, without limitation, statements containing the words "believes," "anticipates," "estimates," "expects," "projections," and words of similar import, constitute "forward-looking statements." Readers should not place undue reliance on these forward-looking statements. Cisco's actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including risks faced by the Company described in this Report, including the "Risk Factors" section contained in this Item 1, and the other documents Cisco files with the Securities and Exchange Commission ("SEC"), including its most recent reports on Form 8-K and Form 10-Q, and amendments thereto.

Cisco Systems, Inc. (the "Company" or "Cisco") is the worldwide leader in networking for the Internet. Cisco Internet Protocol ("IP")-based networking solutions are the foundation of the Internet and are installed at corporations, public institutions, telecommunication companies, and are found in a growing number of medium-sized commercial enterprises. Cisco provides a broad line of solutions for transporting data, voice, and video within buildings, across campuses, or around the world. Cisco solutions allow networks, both public and private, to operate with flexibility, security, and performance.

The Company markets its products through its direct sales force, single and two-tier distributors, value-added resellers, service providers, and systems integrators. This multiple-channel approach allows customers to select the channel that addresses their specific needs and provides the Company with broad coverage of worldwide markets.

On April 16, 2001, due to macroeconomic and capital spending issues affecting the networking industry, the Company announced a restructuring program to prioritize its initiatives around high-growth areas of its business, focus on profit contribution, reduce expenses, and improve efficiency. This restructuring program included a worldwide workforce reduction, consolidation of excess facilities, and restructuring of certain businesses. As a result of the restructuring program and decline in forecasted revenue, the Company recorded restructuring costs and other special charges and an additional excess inventory charge. For additional information regarding the restructuring program, see the section titled "Restructuring Costs and Other Special Charges and Provision for Inventory" on pages 17 to 19 of the Company's 2001 Annual Report to Shareholders, which is incorporated by reference herein.

On August 23, 2001, Cisco announced several organizational changes designed to align the Company's focus around changing customer requirements and emphasize the Company's advantages as the communications market and industries consolidate. These changes include moving from the Company's existing line of business structure to centralized engineering and marketing organizations. The new engineering organization will focus on 11 new technology groups, while marketing will focus on communicating Cisco's unique technology differentiation.

Cisco was incorporated in California in December 1984 and is headquartered in San Jose. The mailing address for the Company's headquarters is 170 West Tasman Drive, San Jose, California, 95134-1706, and its telephone number at that location is (408) 526-4000. The Cisco Web site can be found at www.cisco.com.

END-TO-END NETWORKING SOLUTIONS

Cisco is the worldwide leader in networking for the Internet. The Cisco strategy is to provide open, end-to-end, standards-based networking solutions to help customers improve productivity and gain a competitive advantage in the global economy. Cisco helps customers build their own network infrastructure while also providing tools to allow them to communicate with their customers, prospects, business partners, suppliers, and employees. An end-to-end networking solution allows network services to be consistently provided to all users on the network.

The Cisco product portfolio offers a broad range of end-to-end networking hardware, software, and services. Products are used individually or in combinations to connect computing devices to networks or computer networks with each other -- whether they are within a building, across a campus, or around the world. The Company's breadth of product offerings enables it to offer a wide range of solutions to meet customer requirements. Many of the Company's products are easily upgraded or expanded, offering customers the ability to extend their networks as their needs grow, while protecting their investments.

The Company also provides products and services that allow customers to transition their various data networks to a single multiservice data, voice, and video network.

Cisco's offerings fall into several categories:

Routing

Routing is a foundation technology for computer networking. Routers move information from one network to another, applying intelligence in the process to ensure that the information reaches its destination securely and in the most direct way possible. Cisco offers a broad range of routers that can be used in a large backbone infrastructure or a small office, including the Cisco 12000, 10000, 7600, 7400, and 7300 Series Internet Routers and the Cisco 3600, 2600, 2500, 1700, 1600, and 800 Series Internet Routers.

Switching

Switching is another important networking technology that is used in both local-area networks ("LANs") and wide-area networks ("WANs"). Cisco's switching strategy is designed to help users migrate from traditional shared LANs to fully switched networks by delivering products that support the varying levels of flexibility, cost-effectiveness, and high bandwidth required for today's desktop, workgroup, and backbone applications. Cisco solutions employ all widely used switching technologies -- Ethernet, Gigabit Ethernet, Token Ring, and Asynchronous Transfer Mode ("ATM"). The Cisco LAN switching products include the Catalyst(R) Family and its WAN switching products include the Cisco IGX(TM), Cisco BPX(R), and Cisco MGX(TM) Families.

Access

Today, people need remote access to the Internet or to a network that is used for a variety of personal, professional, or work-related applications. Cisco access solutions give remotely located groups and individuals similar levels of connectivity and information access, as if they were located at the company's head office or at home. Asynchronous and integrated services digital network ("ISDN") remote-access routers, dial-up access servers, digital subscriber line ("DSL") technologies, and cable universal broadband routers provide telecommuters, mobile workers, and students with remote network access. The Company's access products include the Cisco AS5000 Series Access Servers; the Cisco 6100 and 6200 lines of digital subscriber line access multiplexers ("DSLAMs"); the Cisco uBR7200 Series Universal Broadband Router cable head-end equipment; access routers such as the Cisco 3800, 3600, and 2600 Series Internet Routers; and network security and management software.

Customer Advocacy

Customer Advocacy ("CA") complements the Company's product offerings via a broad range of consulting, technical, project, quality, and maintenance support level services striving to ensure high availability networks and customer satisfaction. Cisco CA provides flexible service solutions such as 24x7 online and telephone support, onsite technical assistance center ("TAC") engineers, and more. Cisco CA helps customers transition to the Internet economy by enabling them to rapidly deploy new technologies, reduce and manage the risk associated with the deployment of new technologies, streamline business processes, and reduce operating costs.

Other

Other Cisco offerings include Internet services, network management software, and optical networking, among others, as follows:

Internet Service

Cisco offers end-to-end Internet services to improve a network manager's ability to cope with challenges posed by the growing popularity of the Internet, such as network traffic volume and network address shortages. Cisco drives architectural consistency across the company by focusing on standards-based services between clients and servers such as end-to-end quality of service ("QoS") and end-to-end security. These products include: Cisco Secure PIX(R) Firewall, which prevents unauthorized access to a network; the Cisco Secure Scanner, which scans the network for security risks; the Cisco Intrusion Detection System, which detects and responds to unauthorized activity or network attacks; Cisco Secure VPN Client 1.0, which ensures data privacy when accessing the network remotely; Cisco LocalDirector, Cisco Cache Engine, and Cisco DistributedDirector, which balance the load between multiple servers to enable timely access and to eliminate redundant Internet content; and the Cisco Server Suite 1000, which consists of server applications with a graphical user interface ("GUI").

Network Management Software

Cisco is extending its leading Internet business practices to its network management vision and products. One component of this initiative is CiscoWorks2000, a family of products based on Internet standards that enables enterprise customers to better control their large, complex, and heterogeneous networks and devices.

In order for service providers to profit from increasing new business opportunities, services must be carefully planned, quickly provisioned, efficiently operated, and accurately billed. The Cisco Service Management ("CSM") System is a network service and delivery management system that provides a modular suite of service management products integrated within a common and scalable infrastructure. CSM enables service providers to effectively deploy, monitor, and manage these new network services, while potentially increasing revenue and reducing cost.

Cisco also offers software solutions to expand the Company's technology offerings into messaging and call centers and extend Cisco's presence in the broader market for intelligent customer-contact software applications. These software applications allow end-users to unify voice-mail, e-mail, and fax traffic into a single mailbox accessible over an Internet-based network independent of location, time, or device. And, when calling in for customer support, users are connected to the best available customer service representative regardless of physical location.

Optical Networking

Cisco provides optical networking solutions through its Cisco ONS 15000 Series optical networking systems, which includes the ONS 15800 Series. The Cisco ONS 15000 Series enables multiservice networking and bandwidth management for scalable, data-optimized networks using dense wave division multiplexing ("DWDM") and SONET technology for metropolitan networks.

The following technologies are offered in conjunction with all of the above product categories:

Cisco AVVID

Cisco AVVID (Architecture for Voice, Video, and Integrated Data) provides an intelligent network infrastructure for Internet business solutions. As the industry's only enterprise-wide, standards-based network architecture, Cisco AVVID provides the roadmap for combining Cisco and its customers' business and technology strategies into one cohesive model. The Cisco AVVID architecture consists of several building blocks that deliver Internet business solutions -- network platforms, infrastructure, service control, and Internet business.

Cisco IOS Software

Cisco IOS(R) Software is a common networking software platform deployed across a broad spectrum of Cisco products. Cisco IOS Software delivers intelligent network services -- such as QoS, load-balancing, voice delivery, and multicast functions -- that enable customers to build a flexible network infrastructure that is scalable, reliable, and secure. These intelligent network services also support Internet business solutions.

Among the emerging types of applications that require these features are on-demand media, electronic commerce services, real-time trading, and distance-learning activities. These applications form the foundation for new business models that increase competition, improve customer service, and enhance productivity.

CUSTOMERS AND MARKETS

Networking needs are influenced by a number of factors, including the size of the organization, number and types of computer systems, geographic location, and the applications requiring data communications. The Cisco customer base is not concentrated in any particular industry and in each of the past five fiscal years, no single customer has accounted for 10 percent or more of the Company's net sales. For additional information regarding segment information for the Company, see Note 13, "Segment Information and Major Customers" on pages 43 to 45 of the Company's 2001 Annual Report to Shareholders, which is incorporated by reference herein.

Cisco's customers are primarily in the following markets:

Large Enterprise Businesses

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

Small and Medium-Sized Businesses

These customers have fewer than 500 employees and a need for networks of their own, as well as connection to the Internet and to business partners. However, these customers generally have limited resources and expertise in networking technology; therefore, the Company attempts to provide products that are affordable and easy to install and use.

Cisco also works to set standards for the consumer market through the Internet Home Alliance. This not-for-profit, open alliance was established based on a shared mission of making a difference through market collaboration and education.

CISCO SALES OVERVIEW

The Company's worldwide direct sales and marketing organization at July 28, 2001 consisted of approximately 15,000 individuals, including managers, sales representatives, and technical support personnel. The Company has field sales offices globally providing coverage throughout the world. Additionally, the Company's international sales are currently being made through multiple channels including international distributors, resellers, and direct sales throughout the world. The distributors provide system installation, technical support, and follow-up services to end-customers. Generally, the Company's international distributors have nonexclusive, countrywide agreements. For additional information regarding the Company's international sales, see Note 13, "Segment Information and Major Customers" on pages 43 to 45 of the Company's 2001 Annual Report to Shareholders, which is incorporated by reference herein.

Cisco Systems Capital Corporation provides financing to certain qualified customers to be used for the purchase of equipment and other needs. For additional information regarding Cisco Systems Capital Corporation's financing activities, see Note 6, "Lease Receivables" on page 34 of the Company's 2001 Annual Report to Shareholders, which is incorporated by reference herein.

ACQUISITIONS, INVESTMENTS, AND ALLIANCES

The end-to-end networking strategy pursued by Cisco requires a wide variety of technologies, products, and capabilities. The combination of complexity and rapid change make it difficult for one company, no matter how large, to develop all technological solutions alone. Acquisitions, investments, and alliances are tools used by the Company to fill technical gaps in its offerings and enable it to deliver complete solutions to customers and prospects in its target markets. The Company's acquisitions have reinforced its commitment to providing an end-to-end networking solution.

Satisfying customers' networking needs requires a constant monitoring of market and technology trends, plus an ability to act quickly. Cisco employs one of the following strategies to satisfy the need for new or enhanced networking products and solutions: Develop new technologies and products internally; enter into joint-development efforts with other companies; resell another company's product; or acquire all or part of another company.

Since 1993, Cisco has acquired a number of companies. The Company expects to make future acquisitions where it believes that it can acquire new technologies and products. Mergers and acquisitions of high-technology companies are inherently risky and no assurance can be given that the Company's previous or future acquisitions will be successful or will not materially adversely affect the Company's financial condition or operating results. The risks associated with acquisitions are more fully discussed in the "Risk Factors" section contained in Item 1 of this Report.

MINORITY INVESTMENTS

The Company makes minority investments in companies that develop technology or provide services that are complementary to Cisco products or that support the Internet. By investing in new ventures, Cisco strengthens its partnerships with such companies. Together, Cisco and its partners can offer more complete solutions to the market.

STRATEGIC ALLIANCES

Cisco pursues strategic alliances with other industry leaders in areas where collaboration can produce industry advancement and acceleration of new markets. The objectives and goals for a strategic alliance can include one or more of the following: Technology exchange, product and solution development, joint sales and marketing, and new-market creation. To date, Cisco has entered into alliances with Callisma, Cap Gemini/Ernst & Young, Compaq, Hewlett Packard, Intel, IBM, Italtel, KPMG Consulting, Inc., Microsoft, Motorola, Oracle, Sun Microsystems, and Thrupoint, among others.

BACKLOG

The Company's backlog at September 14, 2001 was approximately $2.03 billion compared with a backlog of approximately $3.40 billion at September 25, 2000. The Company includes in its backlog only orders confirmed with a purchase order for products to be shipped within 90 days to customers with approved credit status. During fiscal 2001, the Company changed its backlog policy to include products that will be shipped within 90 days from the previous policy of 120 days. Under the terms of the previous policy, the backlog at September 25, 2000 was approximately $3.83 billion. Because of the generally short cycle between order and shipment and occasional customer changes in delivery schedules or cancellation of orders (which are made without significant penalty), the Company does not believe that its backlog, as of any particular date, is necessarily indicative of actual net sales for any future period.

COMPETITION

Cisco competes in the Internet infrastructure market, providing solutions for transporting data, voice, and video traffic across intranets, extranets, and the Internet. The market is characterized by rapid change, converging technologies, and a conversion to New World solutions that offer superior advantages. These market factors represent both an opportunity and a competitive threat to Cisco. The Company competes with numerous vendors in each product category. The overall number of competitors providing niche product solutions may increase due to the market's long-term attractive growth. On the other hand, the Company expects the number of vendors supplying end-to-end networking solutions will decrease, due to consolidations in and accompanying economic pressure upon the industry. The Company believes its primary competition comes from nimble start-ups and young companies offering innovative niche solutions.

Cisco's competitors include Alcatel, Ciena, Ericsson, Extreme Networks, Foundry Networks, Juniper, Lucent, Nortel Networks, Redback Networks, Siemens AG, and Sycamore Networks, among others. Some of the Company's competitors compete across many of its product lines, while others do not offer as wide a breadth of solutions. Several of the Company's current and potential competitors have greater resources, including technical and engineering resources, than it does.

The principal competitive factors in the markets in which the Company presently competes and may compete in the future are:

-      The ability to provide end-to-end networking solutions and support

-      Performance

-      Price

-      The ability to provide new technologies and products

- The ability to provide value-added features such as security, reliability, and investment protection

-      Conformance to standards

-      Market presence

-      The ability to provide financing

The Company also faces competition from customers to whom it licenses technology and suppliers from whom it transfers technology. The inherent nature of networking requires interoperability. As such, the Company must cooperate and at the same time compete with these companies. The Company's inability to effectively manage these complicated relationships with customers and suppliers, or the uncontrollable and unpredictable acts of others, could have a material adverse effect on the Company's business, operating results, and financial condition.

RESEARCH AND DEVELOPMENT

The Company has enhanced and extended its product lines with new product and feature introductions in areas including data, voice, and video over IP; wireless access; dial access; enterprise switching; optical transport; storage networking; content networking; security; network management; advanced routing and switching technologies; DSL technologies; cable; and other broadband technologies, among others.

However, the industry in which Cisco competes is subject to rapid technological developments, evolving industry standards, changes in customer requirements, and new product introductions and enhancements. As a result, the Company's success, in part, depends upon its ability, on a cost-effective and timely basis, to continue to enhance its existing solutions and to develop and introduce new solutions that improve performance and reduce total cost of ownership. In order to achieve these objectives, the Company's management and engineering personnel work closely with customers to identify and respond to customer needs, as well as with other innovators of inter-networking products, including universities, laboratories, and corporations. The Company also expects to continue to make strategic acquisitions and equity investments where appropriate. The Company intends to remain dedicated to industry standards and to continue to support important protocol standards as they emerge. Still, there can be no assurance that Cisco will be able to successfully develop new products to address new customer requirements and technological changes, or that such products will achieve market acceptance.

The Company's research and development expenditures were $3.92 billion, $2.70 billion, and $1.66 billion in fiscal 2001, 2000, and 1999, respectively. All of the Company's expenditures for research and development costs, as well as in-process research and development of $855 million, $1.37 billion, and $471 million in fiscal 2001, 2000, and 1999, respectively, have been expensed as incurred.

MANUFACTURING

The Company's manufacturing operations primarily consist of quality assurance of materials, components, and subassemblies. Additionally, the Company performs final assembly and test. The Company presently uses a variety of independent third-party companies to perform printed circuit board assembly, in-circuit test, and product repair. The Company and its supply partners install proprietary software on electronically programmable memory chips installed in its systems in order to configure products to customer needs and to maintain quality control and security. The manufacturing process enables the Company to configure the hardware and software in unique combinations to meet a wide variety of individual customer requirements and provide turnkey solutions to its customers. The Company and its supply partners also use automated testing equipment and "burn-in" procedures, as well as comprehensive inspection, testing, and statistical process control, to assure the quality and reliability of its products. The Company's and its partners' manufacturing processes and procedures are ISO 9001 or ISO 9003 certified.

PATENTS, INTELLECTUAL PROPERTY, AND LICENSING

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

The industry in which Cisco competes is characterized by the existence of a large number of patents and frequent claims and related litigation regarding patent and other intellectual property rights. From time to time, third parties have asserted exclusive patent, copyright, trademark and other intellectual property rights to technologies and related standards that are important to

Cisco. These claims have increased recently as a result of the Company's acquisitions of businesses and technologies. Such parties have pursued and may in the future assert claims or initiate litigation against the Company or its manufacturers, suppliers, or customers alleging infringement of their proprietary rights with respect to the Company's existing or future products. Regardless of the merit of these claims, they could be time-consuming, result in costly litigation and diversion of technical management personnel, or require Cisco to develop a non-infringing technology or enter into royalty or license agreements. If any infringement or other intellectual property claim made against the Company by any third party is successful, or if the Company fails to develop non-infringing technology or license the proprietary rights, the Company's business could be materially and adversely affected.

Many of Cisco's products are designed to include software or other intellectual property licensed from third parties. While it may be necessary in the future to seek or renew licenses relating to various aspects of its products, Cisco believes that based upon past experience and standard industry practice, such licenses generally could be obtained on commercially reasonable terms. Because of the existence of a large number of patents in the networking field and the rapid rate of issuance of new patents, it is not economically practical to determine in advance whether a product or any of its components infringe patent rights of others. From time to time, Cisco receives notices from or is sued by third parties regarding patent infringement claims. If infringement claims are found to have merit, Cisco believes that, based upon industry practice, any necessary license or rights under such patents may be obtained on terms that would not have a material adverse effect on Cisco's business, operating results, or financial condition. Nevertheless, there can be no assurance that the necessary licenses would be available on acceptable terms, if at all. The inability to obtain certain licenses or other rights or to obtain such licenses or rights on favorable terms, or the need to engage in litigation regarding these matters could have a material adverse effect on Cisco's business, operating results, and financial condition.

EMPLOYEES

As of July 28, 2001, the Company employed approximately 38,000 persons, including 7,000 in manufacturing, service and support; 13,000 in engineering; 15,000 in sales and marketing; and 3,000 in finance and administration. Approximately 11,000 employees were in international locations. The Company considers the relationships with its employees to be positive. The Company has not experienced any work stoppages. Competition for technical personnel in the industry in which Cisco competes may be intense. The Company believes that its future success depends in part on its continued ability to hire, assimilate, and retain qualified personnel. To date, Cisco believes that the Company has been successful in recruiting qualified employees, but there is no assurance that the Company will continue to be successful in the future.

RISK FACTORS

Set forth below and elsewhere in this Report and in other documents we file with the SEC are risks and uncertainties that could cause actual results to differ materially from the results contemplated by the forward-looking statements contained in the Report.

YOU SHOULD EXPECT THAT OUR OPERATING RESULTS MAY FLUCTUATE IN FUTURE PERIODS

The results of operations for any quarter or fiscal year are not necessarily indicative of results to be expected in future periods. Our operating results have in the past been, and will continue to be, subject to quarterly and annual fluctuations as a result of a number of factors. These factors include:

-      Overall information technology spending

- Changes in general economic conditions and specific market conditions in the communications and networking industries

-      Fluctuations in demand for our products and services

- The long sales and implementation cycle for our products and the reduced visibility into our customers' spending plans and associated revenue

- Inventory levels exceeding our requirements based upon future demand forecasts

- Existing network capacity, sharing of existing network capacity, and network capacity utilization rates of our customers

-      Price and product competition in the networking industry

-      The overall trend toward industry consolidation

- The introduction and market acceptance of new technologies and products, as well as the adoption of new networking standards

-      Variations in sales channels, product costs, or mix of products sold

- The timing of orders, timing of shipments, and the ability to satisfy all contractual obligations in customer contracts

-      Manufacturing lead times

-      The impact of acquired businesses and technologies

- The geographical mix of our revenue and the associated impact on gross margin

-      Our ability to achieve targeted cost reductions

-      Adverse changes in the public and private equity and debt markets

- The ability of our customers and suppliers to obtain financing or to fund capital expenditures

-      The trend toward sales of integrated network solutions

- The timing and amount of employer payroll tax to be paid on employees' gains on stock options exercised

As a consequence, operating results for a particular future period are difficult to predict, especially in recent periods. Any of the foregoing factors, or any other factors discussed elsewhere herein, could have a material adverse effect on our business, results of operations, and financial condition.

In response to changes in industry and market conditions, we may strategically realign our resources and consider restructuring, disposing of, or otherwise exiting businesses. Any decision to limit investment in or to dispose of or otherwise exit businesses may result in the recording of accrued liabilities for special one-time charges, such as workforce reduction costs. Additionally, estimates with respect to the useful life and ultimate recoverability of our carrying basis of assets, including goodwill and purchased intangible assets, could change as a result of such assessments and decisions.

WE ARE EXPOSED TO GENERAL ECONOMIC AND MARKET CONDITIONS

Our business is subject to the effects of general economic conditions in the United States and globally, and, in particular, market conditions in the communications and networking industries. In recent quarters, our operating results have been adversely affected as a result of unfavorable economic conditions and reduced capital spending in the United States, Europe, and Asia. In particular, sales to service providers, e-commerce and Internet businesses, and the manufacturing industry in the United States were adversely affected during fiscal 2001. If the economic conditions in the United States and globally do not improve, or if we experience a worsening in the global economic slowdown, we may continue to experience material adverse impacts on our business, operating results, and financial condition.

OPERATING RESULTS FOR A PARTICULAR QUARTER ARE DIFFICULT TO PREDICT

As a result of a variety of factors discussed herein, operating results for a particular quarter are extremely difficult to predict. Our net sales may grow at a slower rate than experienced in previous periods and, in particular periods, may decline. Our ability to meet financial expectations could also be adversely affected if the nonlinear sales pattern seen in certain of our recent quarters recurs in future periods. We generally have had at least one quarter of the fiscal year when backlog has been reduced. Although such reductions have not occurred consistently in recent years, they are difficult to predict and may occur in the future. In addition, in response to customer demand, we continue to attempt to reduce our product manufacturing lead times, which may result in corresponding reductions in order backlog. A decline in backlog levels could result in more variability and less predictability in our quarter-to-quarter net sales and operating results going forward. On the other hand, for certain products, lead times are longer than our goal. If we cannot reduce manufacturing lead times for such products, our customers may place the same orders within our various sales channels, cancel orders, or not place further orders if shorter lead times are available from other manufacturers.

As a result of our growth in past periods, our fixed costs have increased. With increased levels of spending and the impact of long-term commitments, an inability to meet expected revenue levels in a particular quarter could have a material adverse impact on our operating results for that period as we may not be able to quickly reduce these fixed expenses in response to short-term business changes.

Any of the above factors could have a material adverse impact on our operations and financial results. For example, from time to time, we have made acquisitions that result in in-process research and development expenses being charged in an individual quarter. These charges may occur in any particular quarter resulting in variability in our quarterly earnings. Additionally, the operating results for a quarter could be materially adversely affected if a number of large orders are either not received or are delayed, for example, due to cancellations, delays, or deferrals by customers.

WE EXPECT GROSS MARGIN VARIABILITY OVER TIME

We expect gross margin may be adversely affected by increases in material or labor costs, higher inventory balances, obsolescence charges, loss of cost savings, price competition, and changes in channels of distribution or in the mix of products sold, in particular, optical and access products.

If product or related warranty costs associated with our products are greater than we have experienced, gross margin may be adversely affected. Our gross margin may also be adversely affected by geographic mix, as well as the mix of configurations within each product group. We continue to expand into third-party or indirect-distribution channels, which generally results in a lower gross margin. These distribution channels are generally given privileges to return inventory. In addition, increasing third-party and indirect-distribution channels generally results in greater difficulty in forecasting the mix of our products, and to a certain degree, the timing of orders from our customers.

We plan our operating expense levels primarily based on forecasted revenue levels. Because these expenses are relatively fixed in the short-term, a shortfall in revenue could lead to operating results being below expectations.

WE ARE DEPENDENT UPON ADEQUATE COMPONENT SUPPLY AND MANUFACTURING CAPACITY

Our growth and ability to meet customer demands also depend in part on our capability to obtain timely deliveries of parts from our suppliers. We have experienced component shortages in the past that have adversely affected our operations. Although we work closely with our suppliers to avoid these types of shortages, there can be no assurance that we will not encounter these problems in the future. Although we generally use standard parts and components for our products, certain components are presently available only from a single source or limited sources.

While our suppliers have performed effectively and have been relatively flexible to date, we believe that we may be faced with the following challenges going forward:

- New markets that we participate in may grow quickly and thus, consume significant component capacity

- As we continue to acquire companies and new technologies, we are dependent, at least initially, on unfamiliar supply chains or relatively small supply partners

- We face competition for certain components, which are supply constrained, from existing competitors and companies in other markets

Manufacturing capacity and component supply constraints could be significant issues for us. We use several supply partners to manufacture our products. During the normal course of business, in order to reduce manufacturing lead times and ensure adequate component supply, we enter into agreements with certain supply partners which allow these partners to procure inventory based upon criteria as defined by us. For additional information regarding our purchase commitments, see Note 9, "Commitments and Contingencies" on pages 36 to 38 of our 2001 Annual Report to Shareholders, which is incorporated by reference herein. A reduction or interruption in supply, a significant increase in the price of one or more components, or a decrease in demand of products could materially adversely affect our business, operating results and financial condition and could materially damage customer relationships.

WE COMPETE IN THE HIGHLY COMPETITIVE TELECOMMUNICATIONS EQUIPMENT MARKET

For additional information regarding our competition, see the section entitled "Competition" contained in Item 1 of this Report.

WE HAVE INVESTED IN AND WILL CONTINUE TO INVEST IN NEW AND EXISTING MARKET OPPORTUNITIES

We have made investments in headcount, inventory, manufacturing capacity, and product development through internal efforts and acquisitions, as a result of growth in existing opportunities and new or emerging opportunities in our target markets over the past years. We will continue to invest in these markets either through additional investments or through re-alignment of existing resources.

WE DEPEND UPON THE DEVELOPMENT OF NEW PRODUCTS AND ENHANCEMENTS TO EXISTING PRODUCTS AND ARE SUBJECT TO RAPID CHANGES IN TECHNOLOGY AND THE MARKET

Our operating results may depend on our ability to develop and introduce new products into existing and emerging markets and to reduce the costs to produce existing products. The success of new products is dependent on several factors, including proper new product definition, product cost, timely completion and introduction of new products, differentiation of new products from those of our competitors, and market acceptance of these products. The markets for our products are characterized by rapidly changing technology, evolving industry standards, new product introductions, and evolving methods of building and operating networks. There can be no assurance that we will successfully identify new product opportunities, develop and bring new products to market in a timely manner, and achieve market acceptance of our products, or that products and technologies developed by others will not render our products or technologies obsolete or noncompetitive.

OUR BUSINESS SUBSTANTIALLY DEPENDS UPON THE CONTINUED GROWTH OF THE INTERNET AND INTERNET-BASED SYSTEMS

A substantial portion of our business and revenue depends on the continued growth of the Internet and on the deployment of our products by customers that depend on the growth of the Internet. As a result of the economic slowdown and the reduction in capital spending, spending on Internet infrastructure has declined, which has had a material adverse effect on our business. To the extent that the economic slowdown and reduction in capital spending continue to adversely affect spending on Internet infrastructure, we could continue to experience material adverse effects on our business, operating results, and financial condition.

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

WE EXPECT TO MAKE FUTURE ACQUISITIONS WHERE ADVISABLE AND ACQUISITIONS INVOLVE NUMEROUS RISKS

The networking business is highly competitive, and as such, our growth is dependent upon market growth, our ability to enhance our existing products, and our ability to introduce new products on a timely basis. One of the ways we have addressed and will continue to address the need to develop new products is through acquisitions of other companies and technologies. Acquisitions involve numerous risks, including the following:

- Difficulties in integrating the operations, technologies, and products of the acquired companies

- The risk of diverting management's attention from normal daily operations of the business

- Potential difficulties in completing projects associated with in-process research and development

- Risks of entering markets in which we have no or limited direct prior experience and where competitors in such markets have stronger market positions

- Initial dependence on unfamiliar supply chains or relatively small supply partners

- Insufficient revenues to offset increased expenses associated with acquisitions

-      The potential loss of key employees of the acquired companies

Mergers and acquisitions of high-technology companies are inherently risky, and no assurance can be given that our previous or future acquisitions will be successful and will not materially adversely affect our business, operating results, or financial condition. We must also manage any growth effectively. Failure to manage growth effectively and successfully integrate acquisitions we make could harm our business and operating results in a material way.

THE ENTRANCE INTO NEW OR DEVELOPING MARKETS EXPOSES OUR BUSINESS AND OPERATIONS TO RISKS

As we focus on new market opportunities, such as transporting data, voice, and video traffic across the same network, we will increasingly compete with large telecommunications equipment suppliers such as Alcatel, Ericsson, Lucent, Nortel, and Siemens AG, among others, and several startup companies. Several of our current and potential competitors may have greater resources, including technical and engineering resources, than we do. Additionally, as customers in these markets complete infrastructure deployments, they may require greater levels of service, support, and financing than we have experienced in the past. We have not entered into a material amount of labor-intensive service contracts, which require significant production or customization. However, we expect that demand for these types of service contracts may increase in the future. There can be no assurance that we can provide products, service, support, and financing to effectively compete for these market opportunities. Further, provision of greater levels of services by us may result in less favorable timing of revenue recognition than we have historically experienced.

SALES TO THE SERVICE PROVIDER MARKET ARE SUBJECT TO VARIATION

Sales to the service provider market have been characterized by large and often sporadic purchases. Sales activity in this industry depends upon the stage of completion of expanding network infrastructures, the availability of funding, and the extent that service providers are affected by regulatory, economic, and business conditions in the country of operations. A decline or delay in sales orders from this industry could have a material adverse effect on our business, operating results, and financial condition. The slowdown in the general economy, changes in the service provider market, and the constraints on capital availability have had a material adverse effect on many of our service provider customers, with a number of such customers going out of business or substantially reducing their expansion plans. These conditions have had a material adverse effect on our business and operating results, and we expect that these conditions may continue for the foreseeable future.

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

WE ARE EXPOSED TO FLUCTUATIONS IN THE EXCHANGE RATES OF FOREIGN CURRENCY

As a global concern, we face exposure to adverse movements in foreign currency exchange rates. These exposures may change over time as business practices evolve and could have a material adverse impact on our financial results. Historically, our primary exposures have related to nondollar-denominated sales in Japan, Canada, and Australia and nondollar-denominated operating expenses in Europe, Latin America, and Asia where we sell primarily in U.S. dollars. Additionally, we have exposures to emerging market currencies which have extreme currency volatility. We will continue to monitor our exposure and may hedge against these or any other emerging market currencies as necessary.

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

WE ARE EXPOSED TO THE CREDIT RISK OF SOME OF OUR CUSTOMERS AND TO CREDIT EXPOSURES IN WEAKENED MARKETS

A portion of our sales is derived through our resellers in two-tier distribution channels. These resellers/customers are generally given privileges to return inventory, receive credits for changes in selling prices, and participate in cooperative marketing programs. We maintain estimated accruals and allowances for such exposures. However, such resellers tend to have access to more limited financial resources than other resellers and end-user customers and therefore represent potential sources of increased credit risk. We have experienced increased demands for customer financing, including loan financing and leasing solutions. We expect demands for customer financing may continue. We believe customer financing is a competitive factor in obtaining business, particularly in supplying customers involved in significant infrastructure projects. Our loan financing arrangements may include not only financing the acquisition of our products but also providing additional funds for soft costs associated with network installation and integration of our products and for working capital purposes. Due to the current slowdown in the economy, the credit risks relating to these resellers/customers have increased. Although we have programs in place to monitor and mitigate the associated risk, there can be no assurance that such programs will be effective in reducing our credit risks. We also continue to monitor credit exposures from weakened financial conditions in certain geographic regions, and the impact that such conditions may have on the worldwide economy. We have experienced losses due to customers failing to meet their obligations. Although these losses have not been significant, future losses, if incurred, could harm our business and have a material adverse effect on our operating results and financial condition.

OUR BUSINESS DEPENDS UPON OUR PROPRIETARY RIGHTS AND THERE IS A RISK OF INFRINGEMENT

For additional information regarding our proprietary rights, see the section entitled "Patents, Intellectual Property, and Licensing" contained in Item 1 of this Report.

WE FACE RISKS FROM THE UNCERTAINTIES OF REGULATION OF THE INTERNET

There are currently few laws or regulations that apply directly to access or commerce on the Internet. We could be materially adversely affected by regulation of the Internet and Internet commerce in any country where we operate on technology such as voice over the Internet, encryption technology, and access charges for Internet service providers. Our business could be materially adversely affected by the changes in the regulations surrounding the telecommunications industry. The adoption of regulation of the Internet and Internet commerce could decrease demand for our products, and at the same time increase the cost of selling our products, which could have a material adverse effect on our business, operating results, and financial condition.

OUR SUCCESS LARGELY DEPENDS ON OUR ABILITY TO RETAIN AND RECRUIT KEY PERSONNEL

Our success has always depended in large part on our ability to attract and retain highly skilled technical, managerial, sales, and marketing personnel. In spite of the economic slowdown, competition for these personnel is intense, especially in the Silicon Valley area of Northern California. Volatility or lack of positive performance in our stock price may also adversely affect our ability to retain key employees, all of whom have been granted stock options. The loss of services of any of our key personnel, the inability to retain and attract qualified personnel in the future, or delays in hiring required personnel, particularly engineers and sales personnel, could make it difficult to meet key objectives, such as timely product introductions. In addition, companies in the networking industry whose employees accept positions with competitors frequently claim that competitors have engaged in improper hiring practices. We have received these claims in the past and may receive additional claims to this effect in the future.

WE FACE CERTAIN LITIGATION RISKS

We are a party to lawsuits in the normal course of our business. Litigation can be expensive, lengthy and disruptive to normal business operations. Moreover, the results of complex legal proceedings are difficult to predict. An unfavorable resolution of a particular lawsuit could have a material adverse effect on our business, results of operations, or financial condition. For additional information regarding certain of the lawsuits in which we are involved, see Item 3, "Legal Proceedings" contained in Part I of this Report.

OUR BUSINESS IS SUBJECT TO THE RISKS OF EARTHQUAKES, FLOODS, AND OTHER CATASTROPHIC EVENTS

Our corporate headquarters, including certain of our research and development operations and our manufacturing facilities, are located in the Silicon Valley area of Northern California, a region known for seismic activity. Additionally, certain of our facilities, which include one of our manufacturing facilities, are located near rivers that have experienced flooding in the past. A significant natural disaster, such as an earthquake or a flood, could have a material adverse impact on our business, operating results, and financial condition. In addition, despite our implementation of network security measures, our servers are vulnerable to computer viruses, break-ins, and similar disruptions from unauthorized tampering with our computer systems. Any such event could have a material adverse effect on our business, operating results, and financial condition. In addition, the effects of war or acts of terrorism could have a material adverse effect on our business, operating results, and financial condition

THE ENERGY CRISIS IN CALIFORNIA COULD DISRUPT OUR BUSINESS AND THE BUSINESSES OF OUR SUPPLIERS AND SUPPLY PARTNERS AND COULD INCREASE OUR EXPENSES

The western United States (and California in particular) has experienced repeated episodes of diminished electrical power supply, and we anticipate that this situation could continue or worsen in the near future. As a result of these episodes, certain of our operations or facilities have been and may continue to be subject to "rolling blackouts" or other unscheduled interruptions of electrical power. The prospect of such unscheduled interruptions may continue for the foreseeable future, and we are unable to predict their occurrence or duration. Certain of our suppliers and supply partners are also located in this area and their operations may also be materially and adversely affected by such interruptions. These suppliers and manufacturers may be unable to manufacture sufficient quantities of our products to meet our demands, or they may increase the costs of such products, which in turn could have a material adverse effect on our business or results of operations.

WE ARE EXPOSED TO FLUCTUATIONS IN THE MARKET VALUES OF OUR PORTFOLIO INVESTMENTS AND IN INTEREST RATES

We maintain an investment portfolio of various holdings, types, and maturities. These securities are generally classified as available for sale and, consequently, are recorded on the balance sheet at fair value with unrealized gains or losses reported as a separate component of accumulated other comprehensive income (loss), net of tax. Part of this portfolio includes minority equity investments in several publicly traded companies, the values of which are subject to market price volatility. For example, as a result of market price volatility of our publicly traded equity investments, we experienced a $5.76 billion ($3.81 billion, net of tax) decrease in net unrealized gains during fiscal 2001 on these investments. As of July 28, 2001, our publicly traded equity investments had gross unrealized losses of $784 million. Recent events have adversely affected the public equities market and general economic conditions may continue to worsen. As a result, subsequent to fiscal 2001, we may recognize in earnings declines in fair value of our publicly traded equity investments below the cost basis that are considered to be other-than-temporary.

For information regarding the sensitivity of and risks associated with the market value of portfolio investments and interest rates, see the section titled "Quantitative and Qualitative Disclosures About Market Risk" on pages 21 to 22 of our 2001 Annual Report to Shareholders, which is incorporated by reference herein.

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

WE ARE SUBJECT TO RISKS ASSOCIATED WITH STRATEGIC ALLIANCES

We have a number of strategic alliances with large and complex organizations and our ecosystem partners. These arrangements are generally limited to specific projects, the goal of which is generally to facilitate product compatibility and adoption of industry standards. If successful, these relationships may be mutually beneficial and result in industry growth. However, these alliances carry an element of risk because, in most cases, we must compete in some business areas with a company with which we have a strategic alliance and, at the same time, cooperate with that company in other business areas. Also, if these companies fail to perform or if these relationships fail to materialize as expected, we could suffer delays in product development or other operational difficulties.

WE FACE RISKS ASSOCIATED WITH CHANGES IN TELECOMMUNICATIONS REGULATION AND
TARIFFS

Changes in domestic and international telecommunications requirements could affect the sales of our products. In particular, we believe it is possible that there may be changes in domestic telecommunications regulation in the near future that could slow the expansion of the service providers' network infrastructures and materially adversely affect our business, operating results, and financial condition. Future changes in tariffs by regulatory agencies or application of tariff requirements to currently untariffed services could affect the sales of our products for certain classes of customers. Additionally, in the United States, our products must comply with various Federal Communications Commission requirements and regulations. In countries outside of the United States, our products must meet various requirements of local telecommunications authorities. Changes in tariffs or failure by us to obtain timely approval of products could have a material adverse effect on our business, operating results, and financial condition.

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

ITEM 2. PROPERTIES

The Company's headquarters is located on leased premises in San Jose, California. The Company has certain other operating leases for sites, both completed and under construction, which include additional manufacturing facilities, in the surrounding areas of San Jose, California; Boxborough, Massachusetts; Salem, New Hampshire; Richardson, Texas; and Research Triangle Park, North Carolina.

The Company also leases office space in other U.S. locations, as well as locations in the Americas; Europe, the Middle East, and Africa ("EMEA"); Asia Pacific; and Japan. For additional information regarding the Company's obligations under leases, see Note 9, "Commitments and Contingencies" on pages 36 to 38 of the Company's 2001 Annual Report to Shareholders, which is incorporated by reference herein.

ITEM 3. LEGAL PROCEEDINGS

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

In addition, beginning on April 23, 2001, a number of purported shareholder derivative lawsuits have been filed in the Superior Court of California, County of Santa Clara, against the Company (as a nominal defendant), its directors and certain officers. At least two purported derivative suits have also been filed in the United States District Court for the Northern District of California, and another has been filed in the Superior Court of California, County of San Mateo. The complaints in the various derivative actions include claims for breach of fiduciary duty, waste of corporate assets, mismanagement, unjust enrichment and violations of the California Corporations Code, seek compensatory and other damages, disgorgement and other relief, and are based on essentially the same allegations as the class actions.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated by reference to page 47 of the Company's 2001 Annual Report to Shareholders.

ITEM 6. SELECTED FINANCIAL DATA

The information required by this Item is incorporated by reference to page 13 of the Company's 2001 Annual Report to Shareholders.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information required by this Item is incorporated by reference to pages 14 to 20 of the Company's 2001 Annual Report to Shareholders.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information required by this Item is incorporated by reference to pages 21 to 22 of the Company's 2001 Annual Report to Shareholders.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this Item is incorporated by reference to pages 23 to 47 of the Company's 2001 Annual Report to Shareholders.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Reference is made to the information regarding Directors appearing under the caption "Election of Directors" in the Company's Proxy Statement related to the Annual Meeting of Shareholders to be held on November 13, 2001, which information is incorporated herein by reference.

       EXECUTIVE OFFICERS OF THE REGISTRANT

                                                                                                                 POSITION
        NAME             AGE                                     POSITION                                       HELD SINCE
----------------------  ----    --------------------------------------------------------------------------     -------------
Larry R. Carter          58     Senior Vice President, Finance and Administration, Chief Financial                 1997
                                Officer,  Secretary, and Director

                                Mr. Carter was elected to the Board of Directors in July 2000.  He joined the Company in January 1995 as Vice President for Finance and
                                Administration, Chief Financial Officer, and Secretary.  In July 1997, he
                                was promoted to his present position of Senior Vice President for Finance and Administration, Chief Financial Officer, and Secretary.  Prior to his
                                services with the Company, he was with Advanced Micro Devices, Inc. as the
                                Vice President and Corporate Controller.  Mr. Carter currently serves on the Board of Directors of eSpeed, Inc., Network Appliance, Inc., QLogic
                                Corporation, and Transmeta Corporation; and is on the Board of Trustees
                                for Loyola Marymount University.

John T. Chambers         52     President, Chief Executive Officer, and Director                                   1995

                                Mr. Chambers has been a member of the Board of Directors since November
                                1993.  He joined the Company as Senior Vice President in January 1991 and
                                became Executive Vice President in June 1994.  Mr. Chambers became
                                President and Chief Executive Officer of the Company as of January 31,
                                1995.   Prior to his services with the Company, he was with Wang
                                Laboratories for eight years, most recently as Senior Vice President of
                                U.S. Operations.  Mr. Chambers currently serves on the Board of Directors of Wal-Mart Stores, Inc.

Charles H. Giancarlo     43     Senior Vice President and General Manager                                          2001

                                Mr. Giancarlo joined the Company in December 1994 as Director of Business
                                Development.  He was promoted to Vice President in September 1995. He was
                                Vice President of Global Alliances from April 1997 to April 1999 and promoted to Senior Vice President in April 1998. In April 1999, he was
                                promoted to Senior Vice President, Commercial Line of Business. In August
                                2001, he was promoted to his current position of Senior Vice President and
                                General Manager of Access Aggregation, Ethernet Switching, and Wireless
                                Business Groups.  Prior to Cisco, he was Vice President of Marketing with
                                Kalpana Corporation from July 1993. Kalpana was acquired by Cisco in
                                December 1994.

Richard J. Justice       51     Senior Vice President, Worldwide Field Operations                                  2000

                                Mr. Justice joined the Company in December 1996 as Senior Vice President of the Americas.  In February 2000, he was promoted to Senior Vice
                                President of Worldwide Field Operations.  Prior to Cisco, Mr. Justice
                                spent 22 years at Hewlett Packard Company where in his last role, he was responsible for Worldwide Enterprise Sales and Marketing.

Mario Mazzola            55     Senior Vice President, Chief Development Officer                                   2001

                                Mr. Mazzola joined the Company in September 1993 as Vice President and
                                General Manager of the Workgroup Business Unit. He was promoted to Senior
                                Vice President of the Enterprise Line of Business in April 1997. In August
                                2001, he was promoted to his current position of Senior Vice President,
                                Chief Development Officer. Prior to Cisco, he was President and CEO of
                                Crescendo Communications, Inc. from 1990. Crescendo was acquired by Cisco in September 1993.

Carl Redfield            54     Senior Vice President, Manufacturing and Worldwide Logistics                       1997

                                Mr. Redfield joined the Company in June 1993 as Vice President of
                                Manufacturing and Logistics. Mr. Redfield became Senior Vice President,
                                Manufacturing and Logistics in February 1999. Prior to joining Cisco, he spent 17 years at Digital Equipment Company, most recently as Senior
                                Director of Manufacturing and Logistics for the personal computer division. Mr. Redfield currently serves on the Board of Directors of CTC
                                Communications, iBasis, Broadwing Corp., and VA Linux Systems.

James Richardson         44     Senior Vice President, Chief Marketing Officer                                     2001

                                Mr. Richardson joined the Company in May 1990, founding the Company's
                                Canadian operations and became Vice President of Intercontinental
                                Operations in June 1992. Mr. Richardson became Vice President of North
                                American Operations in July 1994. Mr. Richardson became President of EMEA and Senior Vice President in August 1996. In April 2000, he was named
                                Senior Vice President of the Enterprise Line of Business and Internet
                                Communications Software Group.  In August 2001, Mr. Richardson was named to his current position of Chief Marketing Officer.

Michelangelo Volpi       34     Senior Vice President, Internet Switching and Services                             2001

                                Mr. Volpi joined the Company in August 1994 as Business Development Manager
                                and was appointed to Director of Business Development in April 1996. Mr.
                                Volpi became Vice President of Business Development in April 1997 and
                                Senior Vice President of Business Development/Global Alliances in June
                                1999. In April 2000, Mr. Volpi was named Senior Vice President, Chief
                                Strategy Officer, adding the corporate strategy role to his prior responsibilities, which included managing the Business Development and
                                Strategic Alliance organizations. In August 2001, Mr. Volpi was named to his current position of Senior Vice President, Internet Switching and
                                Services.  Prior to Cisco, Mr. Volpi spent three years at Hewlett
                                Packard's Optoelectonics Division, holding numerous engineering and product marketing management positions.

ITEM 11. EXECUTIVE COMPENSATION

The information appearing under the caption "Executive Compensation and Related Information" in the Company's Proxy Statement related to the Annual Meeting of Shareholders to be held on November 13, 2001, is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information appearing under the captions "Election of Directors" and "Ownership of Securities" in the Company's Proxy Statement related to the Annual Meeting of Shareholders to be held on November 13, 2001, is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information appearing under the caption "Ownership of Securities" and "Executive Compensation and Related Information" in the Company's Proxy Statement related to the Annual Meeting of Shareholders to be held on November 13, 2001, is incorporated herein by reference.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)    1.     Financial Statements

              The financial statements listed in Item 14(a) are filed or incorporated herein by reference as part of this Report. See Index to Financial Statements and Financial Statement Schedule on Page 29.

       2.     Financial Statement Schedule

              The financial statement schedule listed in Item 14(a) is filed as part of this Report. See Index to Financial Statements and Financial Statement Schedule on Page 29.

       3.     Exhibits

              The exhibits listed in the accompanying Index to Exhibits on pages 34 to 36 are filed or incorporated by reference as part of this Annual Report.

(b)           Reports on Form 8-K

The Company filed two reports on Form 8-K during the quarter ended July 28, 2001. Information regarding the items reported on is as follows:

Date                Item Reported On

May 11, 2001        The Company reported its third quarter results for the
                    period ending April 28, 2001.

July 12, 2001       The Company announced the acquisition of AuroraNetics, Inc., which was completed on August 22, 2001.

                          INDEX TO FINANCIAL STATEMENTS
                        AND FINANCIAL STATEMENT SCHEDULE

                                   ITEM 14(a)


                                                                                                      Page
                                                                                         ------------------------------
                                                                                                           2001 Annual
                                                                                                            Report to
                                                                                          Form 10-K       Shareholders
Consolidated Statements of Operations for each of the three years in the
  period ended July 28, 2001 .........................................................                         23

Consolidated Balance Sheets at July 28, 2001 and July 29, 2000 .......................                         24

Consolidated Statements of Cash Flows for each of the three years in
  the period ended July 28, 2001 .....................................................                         25

Consolidated Statements of Shareholders' Equity for each of the three
  years in the period ended July 28, 2001 ............................................                         36

Notes to Consolidated Financial Statements ...........................................                        27-45

Report of Independent Accountants ....................................................                         46

Supplementary Financial Data and Stock Market Information:
  Fiscal 2001 and 2000 by quarter (Unaudited) ........................................                         47

Financial Statement Schedule:
  II   Valuation and Qualifying Accounts .............................................     30
  Report of Independent Accountants ..................................................     31

                                   SCHEDULE II
                        VALUATION AND QUALIFYING ACCOUNTS
                                  (IN MILLIONS)


                                             Balance at      Charged to                      Balance at
                                             Beginning       Expenses or                       End of
                                             of Period     Other Accounts    Deductions        Period
                                             ---------     --------------    ----------      ----------
Year ended July 31, 1999:
    Allowance for doubtful accounts            $   40          $   19          $   32          $   27
    Allowance for excess and obsolete
      inventory                                $  144          $  151          $  144          $  151

Year ended July 29, 2000:
    Allowance for doubtful accounts            $   27          $   40          $   24          $   43
    Allowance for excess and obsolete
      inventory                                $  151          $  339          $   95          $  395
    Valuation allowance for deferred
     tax assets                                    --          $  299              --          $  299

Year ended July 28, 2001:
    Allowance for doubtful accounts            $   43          $  268          $   23          $  288
    Allowance for excess and obsolete
      inventory                                $  395          $2,775          $  891          $2,279
    Valuation allowance for deferred
     tax assets                                $  299              --          $  299              --

REPORT OF INDEPENDENT ACCOUNTANTS ON FINANCIAL STATEMENT SCHEDULE


To the Board of Directors and Shareholders of Cisco Systems, Inc.:

Our audits of the consolidated financial statements referred to in our report dated August 7, 2001 appearing in the 2001 Annual Report to Shareholders of Cisco Systems, Inc. (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the financial statement schedule listed in Item 14(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.


/s/ PricewaterhouseCoopers LLP
---------------------------------------------------
San Jose, California
August 7, 2001

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of San Jose, State of California on this 21st day of September, 2001.

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

          Signature                                             Title                                              Date
--------------------------------             -------------------------------------------                    ------------------
/s/ John T. Chambers                                    President and Chief
--------------------------------                         Executive Officer                                  September 21, 2001
John T. Chambers                              (Principal Executive Officer and Director)


/s/ Larry R. Carter                                     Senior Vice President,
--------------------------------                     Finance and Administration,
Larry R. Carter                                        Chief Financial Officer,
                                                        Secretary, and Director                             September 21, 2001
                                             (Principal Financial and Accounting Officer)


/s/ John P. Morgridge                                      Chairman of the                                  September 21, 2001
--------------------------------                         Board and Director
John P. Morgridge


/s/ Donald T. Valentine                                  Vice Chairman of the                               September 21, 2001
--------------------------------                         Board and Director
Donald T. Valentine


/s/ Carol A. Bartz                                             Director                                     September 21, 2001
--------------------------------
Carol A. Bartz

/s/ Mary Cirillo                                               Director                                     September 21, 2001
--------------------------------
Mary Cirillo



/s/ Carly Fiorina                                              Director                                     September 21, 2001
--------------------------------
Carly Fiorina



/s/ James F. Gibbons                                           Director                                     September 21, 2001
--------------------------------
Dr. James F. Gibbons



/s/ Edward R. Kozel                                            Director                                     September 21, 2001
--------------------------------
Edward R. Kozel



/s/ James C. Morgan                                            Director                                     September 21, 2001
--------------------------------
James C. Morgan



/s/ Arun Sarin                                                 Director                                     September 21, 2001
--------------------------------
Arun Sarin



/s/ Steven M. West                                             Director                                     September 21, 2001
--------------------------------
Steven M. West



/s/ Jerry Yang                                                 Director                                     September 21, 2001
--------------------------------
Jerry Yang

                               INDEX TO EXHIBITS

Exhibit
 Number                           Exhibit Description
-------                           -------------------
3.1            Restated Articles of Incorporation of Cisco Systems, Inc., as
               currently in effect (1)

3.2 Amended and Restated Bylaws of Cisco Systems, Inc., as currently in effect (1)

4.1            Rights Agreement dated as of June 10, 1998 between Cisco Systems,
               Inc. and Bank Boston, N.A. (2)

4.2            First Amendment to the Rights Agreement and Certification of
               Compliance with Section 27 Thereof between Cisco Systems, Inc.
               and Fleet National Bank (f/k/a Bank Boston, N.A.) (3)

10.2*          Cisco Systems, Inc. Amended and Restated 1996 Stock Incentive
               Plan (4)

10.3*          1997 Supplemental Stock Incentive Plan (including the following:
               Stock Option Agreement in connection with the 1997 Supplemental
               Stock Incentive Plan) (5)

10.12*         Senior Management Incentive Plan-Fiscal Year 2001 (3)

10.13*         Cisco Systems, Inc. 1989 Employee Stock Purchase Plan (6)

10.14          Master Lease (Cisco Technology, Inc. Trust 1998), dated as of
               June 2, 1998 between State Street Bank and Trust Company of
               California, N.A., not in its individual capacity, but solely as Certificate Trustee, as Lessor, and Cisco Technology, Inc., as
               Lessee, and General Guarantee (Cisco Technology, Inc. Trust 1998) from Cisco Systems, Inc., dated as of June 2, 1998 and a Participant Guarantee (Cisco Technology, Inc. Trust 1998) from
               Cisco Systems, Inc., dated as of June 2, 1998 (7)

10.23          Lease Agreement between the Company and SGA Development
               Partnership, Ltd., dated February 19, 1993, for the Company's site in San Jose, California (8)

10.24          Lease Agreement between the Company and Sumitomo Bank Leasing and
               Finance, Inc., dated May 13, 1993 for the Company's facilities in
               San Jose, California (8)

10.25          Lease Agreement between the Company and SGA Development
               Partnership, Ltd., dated February 19, 1993, for the Company's site in San Jose, California (8)

10.27          Lease Agreement between the Company and Sumitomo Bank Leasing and
               Finance, Inc., dated July 11, 1994 for the Company's site in Wake
               County, North Carolina (8)

10.28          Lease Agreement between the Company and Sumitomo Bank Leasing and
               Finance, Inc., dated August 12, 1994 for the Company's facilities in Wake County, North Carolina (8)

10.29          Lease (Buildings "I" and "J") by and between Sumitomo Bank of New
               York Trust Company ("SBNYTC") as trustee under that certain Trust
               Agreement dated May 22, 1995 between Sumitomo Bank Leasing and
               Finance, Inc. and SBNYTC ("SB Trust"), as Landlord, and the
               Company, as tenant, dated May 22, 1995 (8)

10.30 First Amendment to Lease (Buildings "I" and "J") between SB Trust and the Company, dated July 18, 1995 (8)

10.31          Lease (Buildings "K" and "L") by and between SB Trust and the
               Company, dated May 22, 1995 (8)

10.32 First Amendment to Lease (Buildings "K" and "L") between SB Trust and the Company, dated July 18, 1995 (8)

10.33 Lease (Improvements Phase "C") between SB Trust and the Company, dated May 22, 1995 (8)

10.34          First Amendment to Lease (Improvements Phase "C") between SB
               Trust and the Company, dated July 18, 1995 (8)

10.35          Ground Lease (Parcel 2 and Lot 54) by and between Irish Leasing
               Corporation ("Irish"), as Landlord, and the Company, as Tenant, dated February 28, 1995 for the Company's site in San Jose,
               California (8)

10.36          First Amendment to Lease (Parcel 2 and Lot 54) by and between
               Irish and the Company dated as of May 1, 1995 (8)

10.37          Second Amendment to Lease (Parcel 2 and Lot 54) by and between
               Irish and the Company dated as of May 22, 1995 (8)

10.38          Ground Lease (Lots 58 and 59) by and between Irish and the
               Company dated February 28, 1995 for the Company's site in San
               Jose, California (8)

10.39 First Amendment to Lease (Lots 58 and 59) by and between Irish and the Company dated as of May 1, 1995 (8)

10.40 Second Amendment to Lease (Lots 58 and 59) by and between Irish and the Company dated as of May 22, 1995 (8)

10.41          Ground Lease (Tasman Phase C) by and between Irish and the
               Company dated April 12, 1995 for the Company's site in San Jose,
               California (8)

10.42 First Amendment to Lease (Tasman Phase C) by and between Irish and the Company dated as of May 1, 1995 (8)

10.43 Second Amendment to Lease (Tasman Phase C) by and between Irish and the Company dated as of May 22, 1995 (8)

10.46          Second Amendment to Lease between Sumitomo Bank Leasing and
               Finance, Inc. and the Company, dated February 24, 1998, for the
               Company's site in San Jose, California (9)

10.47          First Amendment to the Lease between Sumitomo Bank Leasing and
               Finance, Inc. and the Company, dated July 10, 1999 (9)

10.48          Second Amendment to Ground Lease (North Carolina) between
               Sumitomo Bank Leasing and Finance, Inc. and the Company, dated
               July 10, 1999 (9)

10.52          Master Lease between the Company, as the Lessee, and UBS MORTGAGE
               FINANCE INC. as the Lessor, dated December 27, 1996 (10)

10.53          Credit Agreement dated as of July 2, 1997 among Cisco Systems,
               Inc., and Citicorp USA, Inc., as Administrative Agent, Morgan
               Guaranty Trust Company of New York, as Documentation Agent, Bank of America National Trust and Savings Association, the Chase
               Manhattan Bank, as Co-Agents, and Citicorp Securities, Inc. and
               J.P. Morgan Securities Inc. Arrangers (10)

10.54          Second Amendment to Lease between Cisco Systems, Inc. and
               Sumitomo Bank Leasing and Finance, Inc., dated February 24, 1998
               (11)

10.55          Third Amendment to Lease between SGA Development Partnership,
               LTD. and Cisco Systems, Inc., dated February 24, 1998 (11)

13             Pages 13 to 47 of the Registrant's 2001 Annual Report to
               Shareholders

21.01          Subsidiaries of the Company

23.02          Consent of Independent Accountants

(1) Incorporated by reference to our registration statement on Form S-3, No. 333-56004, filed on February 21, 2001.

(2) Incorporated by reference to Exhibit 4 of the Company's Current Report on Form 8-K filed on June 11, 1998.

(3) Incorporated by reference to the exhibits with the corresponding exhibit numbers in the Company's Annual Report on Form 10-K for the fiscal year ended July 29, 2000.

(4) Incorporated by reference to Exhibit 10.2 of the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended October 30, 1999.

(5) Incorporated by reference to the exhibits with the corresponding exhibit numbers in the Company's Annual Report on Form 10-K for the fiscal year ended July 25, 1998.

(6) Incorporated by reference to exhibits with the corresponding exhibit numbers of the Company's Annual Report on Form 10-K for the fiscal year ended July 26, 1997.

(7) Incorporated by reference to the exhibits with the corresponding exhibit numbers in the Company's Annual Report on Form 10-K for the fiscal year ended July 25, 1998.

(8) Incorporated by reference to exhibits with the corresponding exhibit numbers of the Company's Annual Report on Form 10-K for the fiscal year ended July 30, 1995.

(9) Incorporated by reference to exhibits with the corresponding exhibit numbers of the Company's Annual Report on Form 10-K for the fiscal year ended July 31, 1999.

(10) Incorporated by reference to exhibits with the corresponding exhibit numbers of the Company's Annual Report on Form 10-K for the fiscal year ended July 26, 1997.

(11) Incorporated by reference to the exhibits with the corresponding exhibit numbers in the Company's Annual Report on Form 10-K for the fiscal year ended July 25, 1998.

* Management compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 14(c) of Form 10-K.