Form 10-Q
period 2001-10-27
CISCO SYSTEMS INC
filed 2001-12-10
CIK 858877

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED OCTOBER 27, 2001

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

                                 YES [X] NO [ ]

As of November 24, 2001, 7,334,911,767 shares of the registrant's common stock were outstanding.
================================================================================

                               CISCO SYSTEMS, INC.

                FORM 10-Q FOR THE QUARTER ENDED OCTOBER 27, 2001

                                      INDEX

                                                                                    Page
                                                                                    ----
Part I.  Financial Information

Item 1.  Financial Statements (Unaudited)

         a)    Consolidated Statements of Operations for the three months ended
               October 27, 2001 and October 28, 2000                                  3

         b)    Consolidated Balance Sheets at October 27, 2001 and July 28, 2001      4

         c)    Consolidated Statements of Cash Flows for the three months ended
               October 27, 2001 and October 28, 2000                                  5

         d)    Consolidated Statements of Shareholders' Equity for the three
               months ended October 27, 2001 and October 28, 2000                     6

         e)    Notes to Consolidated Financial Statements                             7

Item 2.  Management's Discussion and Analysis of Financial Condition and
               Results of Operations                                                 23

Item 3.  Quantitative and Qualitative Disclosures About Market Risk                  45

Part II. Other Information

Item 1.  Legal Proceedings                                                           46

Item 2.  Changes in Securities and Use of Proceeds                                   46

Item 4.  Submission of Matters to a Vote of Security Holders                         47

Item 6.  Exhibits and Reports on Form 8-K                                            48

         Signature                                                                   49

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                               CISCO SYSTEMS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN MILLIONS, EXCEPT PER-SHARE AMOUNTS)
                                   (UNAUDITED)


                                                              Three Months Ended
                                                         -----------------------------
                                                         October 27,       October 28,
                                                            2001              2000
                                                         ------------     ------------
NET SALES:
   Product                                               $      3,656     $      5,911
   Services                                                       792              608
                                                         ------------     ------------
    Total net sales                                             4,448            6,519
                                                         ------------     ------------

COST OF SALES:
   Product                                                      1,500            2,122
   Services                                                       256              256
                                                         ------------     ------------
    Total cost of sales                                         1,756            2,378
                                                         ------------     ------------

   GROSS MARGIN                                                 2,692            4,141

OPERATING EXPENSES:
   Research and development                                       917              947
   Sales and marketing                                          1,096            1,362
   General and administrative                                     151              196
   Amortization of goodwill                                        --              144
   Amortization of purchased intangible assets                    146               81
   In-process research and development                             37              509
                                                         ------------     ------------
      Total operating expenses                                  2,347            3,239
                                                         ------------     ------------

OPERATING INCOME                                                  345              902

Interest and other income (losses), net                          (688)             420
                                                         ------------     ------------

INCOME (LOSS) BEFORE PROVISION FOR
   (BENEFIT FROM) INCOME TAXES                                   (343)           1,322
Provision for (benefit from) income taxes                         (75)             524
                                                         ------------     ------------

   NET INCOME (LOSS)                                     $       (268)    $        798
                                                         ============     ============

Net income (loss) per share--basic                       $      (0.04)    $       0.11
                                                         ============     ============

Net income (loss) per share--diluted                     $      (0.04)    $       0.11
                                                         ============     ============

Shares used in per-share calculation--basic                     7,307            7,093
                                                         ============     ============

Shares used in per-share calculation--diluted                   7,307            7,580
                                                         ============     ============

See Notes to Consolidated Financial Statements.

                               CISCO SYSTEMS, INC.
                           CONSOLIDATED BALANCE SHEETS
                         (IN MILLIONS, EXCEPT PAR VALUE)
                                   (UNAUDITED)

                                                                         October 27,       July 28,
                                                                            2001            2001
                                                                        ------------    ------------
ASSETS
Current assets:
   Cash and cash equivalents                                            $      4,487    $      4,873
   Short-term investments                                                      2,873           2,034
   Accounts receivable, net of allowance for doubtful accounts
     of $311 at October 27, 2001 and $288 at July 28, 2001                     1,181           1,466
   Inventories, net                                                            1,301           1,684
   Deferred tax assets                                                         2,271           1,809
   Lease receivables, net                                                        395             405
   Prepaid expenses and other current assets                                     513             564
                                                                        ------------    ------------

       Total current assets                                                   13,021          12,835

Investments                                                                   10,570          10,346
Restricted investments                                                         1,150           1,264
Property and equipment, net                                                    2,585           2,591
Goodwill                                                                       3,300           3,189
Purchased intangible assets, net                                               1,366           1,470
Lease receivables, net                                                            98             253
Other assets                                                                   3,450           3,290
                                                                        ------------    ------------

       TOTAL ASSETS                                                     $     35,540    $     35,238
                                                                        ============    ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                     $        459    $        644
   Income taxes payable                                                          276             241
   Accrued compensation                                                        1,180           1,058
   Deferred revenue                                                            2,784           2,470
   Other accrued liabilities                                                   2,304           2,553
   Restructuring liabilities                                                     316             386
                                                                        ------------    ------------

       Total current liabilities                                               7,319           7,352

Deferred revenue                                                                 751             744
                                                                        ------------    ------------

       Total liabilities                                                       8,070           8,096
                                                                        ------------    ------------

Minority interest                                                                 20              22

Shareholders' equity:
   Preferred stock, no par value: 5 shares authorized;
     none issued and outstanding                                                  --              --
   Common stock and additional paid-in capital, $0.001 par value:
     20,000 shares authorized; 7,328 and 7,324 shares issued and
     outstanding at October 27, 2001 and July 28, 2001, respectively          20,372          20,051
   Retained earnings                                                           6,800           7,344
   Accumulated other comprehensive income (loss)                                 278            (275)
                                                                        ------------    ------------
       Total shareholders' equity                                             27,450          27,120
                                                                        ------------    ------------

       TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                       $     35,540    $     35,238
                                                                        ============    ============

See Notes to Consolidated Financial Statements.

                               CISCO SYSTEMS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (IN MILLIONS)
                                   (UNAUDITED)

                                                                          Three Months Ended
                                                                     -----------------------------
                                                                     October 27,      October 28,
                                                                         2001             2000
                                                                     ------------     ------------
Cash flows from operating activities:
   Net income (loss)                                                 $       (268)    $        798
   Adjustments to reconcile net income (loss) to net cash
     provided by operating activities:
       Depreciation and amortization                                          459              434
       Provision for doubtful accounts                                         26               14
       Provision for (benefit from) inventory                                 (29)             143
       Deferred income taxes                                                 (540)            (292)
       Tax benefits from employee stock option plans                           43              985
       In-process research and development                                     25              476
       Net (gains) losses on investments and provision for losses             971               37
       Change in operating assets and liabilities:
         Accounts receivable                                                  259             (601)
         Inventories                                                          229             (867)
         Prepaid expenses and other current assets                             70             (349)
         Accounts payable                                                    (185)             259
         Income taxes payable                                                  34               23
         Accrued compensation                                                 122             (234)
         Deferred revenue                                                     321              311
         Other accrued liabilities                                            (83)             226
         Restructuring liabilities                                            (70)              --
                                                                     ------------     ------------
           Net cash provided by operating activities                        1,384            1,363
                                                                     ------------     ------------
Cash flows from investing activities:
   Purchases of short-term investments                                     (2,327)          (1,524)
   Proceeds from sales and maturities of short-term investments             1,724            2,143
   Purchases of investments                                                (2,790)          (4,134)
   Proceeds from sales and maturities of investments                        2,040            4,116
   Purchases of restricted investments                                        (19)             (51)
   Proceeds from sales and maturities of restricted investments               161               10
   Acquisition of property and equipment                                     (292)            (524)
   Acquisition of businesses, net of cash and cash equivalents                 14               31
   Change in lease receivables, net                                           165              106
   Purchases of investments in privately held companies                       (19)            (317)
   Lease deposits                                                             (73)              --
   Purchase of minority interest of Cisco Systems, K.K. (Japan)               (37)              --
   Other                                                                     (138)            (234)
                                                                     ------------     ------------
           Net cash used in investing activities                           (1,591)            (378)
                                                                     ------------     ------------
Cash flows from financing activities:
   Issuance of common stock                                                   171              338
   Repurchase of common stock                                                (350)              --
   Other                                                                       --              (19)
                                                                     ------------     ------------
           Net cash provided by (used in) financing activities               (179)             319
                                                                     ------------     ------------

Net increase (decrease) in cash and cash equivalents                         (386)           1,304
Cash and cash equivalents, beginning of period                              4,873            4,234
                                                                     ------------     ------------
Cash and cash equivalents, end of period                             $      4,487     $      5,538
                                                                     ============     ============

See Notes to Consolidated Financial Statements.

                               CISCO SYSTEMS, INC.
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                  (IN MILLIONS)
                                   (UNAUDITED)

                                                            Common Stock                        Accumulated
                                          Common Stock           and                               Other              Total
Three Months                                Number of        Additional         Retained       Comprehensive       Shareholders'
Ended October 28, 2000                       Shares        Paid-In Capital      Earnings           Income             Equity
----------------------                   --------------    --------------    --------------    --------------     --------------
BALANCE AT JULY 29, 2000                          7,138    $       14,609    $        8,358    $        3,530     $       26,497
Net income                                           --                --               798                --                798
Change in unrealized gains and losses
    on investments                                   --                --                --            (1,129)            (1,129)
Other                                                --                --                --               (19)               (19)
                                                                                                                  --------------
Comprehensive loss                                   --                --                --                --               (350)
                                                                                                                  --------------
Issuance of common stock                             35               338                --                --                338
Tax benefits from employee stock
    option plans                                     --               106                --                --                106
Purchase acquisitions                                17             1,027                --                --              1,027
Amortization of deferred stock-based
    compensation                                     --                23                --                --                 23
                                         --------------    --------------    --------------    --------------     --------------
BALANCE AT OCTOBER 28, 2000                       7,190    $       16,103    $        9,156    $        2,382     $       27,641
                                         ==============    ==============    ==============    ==============     ==============



                                                             Common Stock                          Accumulated
                                         Common Stock             and                                 Other               Total
Three Months                               Number of          Additional         Retained         Comprehensive       Shareholders'
Ended October 27, 2001                      Shares          Paid-In Capital      Earnings             Income             Equity
----------------------                   --------------     --------------     --------------     --------------     --------------
BALANCE AT JULY 28, 2001                          7,324     $       20,051     $        7,344     $         (275)    $       27,120
Net loss                                             --                 --               (268)                --               (268)
Change in unrealized gains and losses
    on investments                                   --                 --                 --                555                555
Other                                                --                 --                 --                 (2)                (2)
                                                                                                                     --------------
Comprehensive income                                 --                 --                 --                 --                285
                                                                                                                     --------------
Issuance of common stock                             23                171                 --                 --                171
Repurchase of common stock                          (27)               (74)              (276)                --               (350)
Tax benefits from employee stock
    option plans                                     --                 43                 --                 --                 43
Purchase acquisitions                                 8                128                 --                 --                128
Amortization of deferred stock-based
    compensation                                     --                 53                 --                 --                 53
                                         --------------     --------------     --------------     --------------     --------------
BALANCE AT OCTOBER 27, 2001                       7,328     $       20,372     $        6,800     $          278     $       27,450
                                         ==============     ==============     ==============     ==============     ==============

See Notes to Consolidated Financial Statements.

                               CISCO SYSTEMS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1.      DESCRIPTION OF BUSINESS

Cisco Systems, Inc. (the "Company" or "Cisco") is the worldwide leader in networking for the Internet. Cisco Internet Protocol ("IP")-based networking solutions are the foundation of the Internet and are installed at corporations, public institutions, telecommunication companies, and in a growing number of medium-sized commercial enterprises. Cisco provides a broad line of solutions for transporting data, voice, and video within buildings, across campuses, or around the world. Cisco solutions allow networks, both public and private, to operate with flexibility, security, and performance.

2.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Fiscal Year

The Company's fiscal year is the 52 or 53 weeks ending on the last Saturday in July. Fiscal 2002 and 2001 are 52-week fiscal years.

Basis of Presentation

The accompanying financial data as of October 27, 2001 and for the three months ended October 27, 2001 and October 28, 2000 has been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The July 28, 2001 Consolidated Balance Sheet was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and the notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended July 28, 2001.

In the opinion of management, all adjustments (which include normal recurring adjustments except as disclosed herein) necessary to present a fair statement of financial position as of October 27, 2001, results of operations, cash flows, and shareholders' equity for the three months ended October 27, 2001 and October 28, 2000 have been made. The results of operations for the three months ended October 27, 2001 are not necessarily indicative of the operating results for the full fiscal year or any future periods.

Certain reclassifications have been made to prior period balances in order to conform to the current period presentation.

                               CISCO SYSTEMS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

Computation of Net Income (Loss) per Share

Basic net income (loss) per share is computed using the weighted-average number of common shares outstanding during the period. Diluted net income per share is computed using the weighted-average number of common shares and dilutive potential common shares outstanding during the period. Diluted net loss per share is computed using the weighted-average number of common shares and excludes dilutive potential common shares outstanding, as their effect is antidilutive. Dilutive potential common shares primarily consist of employee stock options.

Goodwill and Purchased Intangible Assets

In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS 141") and Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 141 requires all business combinations to be accounted for using the purchase method of accounting and that certain intangible assets acquired in a business combination shall be recognized as assets apart from goodwill. SFAS 141 was effective for all business combinations initiated after June 30, 2001. SFAS 142 requires goodwill to be tested for impairment under certain circumstances, and written down when impaired, rather than being amortized as previous standards required. Furthermore, SFAS 142 requires purchased intangible assets other than goodwill to be amortized over their useful lives unless these lives are determined to be indefinite. Purchased intangible assets are carried at cost less accumulated amortization. Amortization is computed over the useful lives of the respective assets, generally two to five years.

SFAS 142 is effective for fiscal years beginning after December 15, 2001; however, the Company has elected to early-adopt the standard effective the beginning of fiscal 2002. In accordance with SFAS 142, the Company ceased amortizing goodwill totaling $3.2 billion as of the beginning of fiscal 2002, including $55 million of acquired workforce intangible previously classified as purchased intangible assets, net of related deferred tax liabilities. As a result, in the first quarter of fiscal 2002, the Company did not recognize $199 million of goodwill amortization expense that would have been recognized had the previous standards been in effect.

                               CISCO SYSTEMS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


The following table presents the impact of SFAS 142 on net income (loss) and net income (loss) per share had the standard been in effect for the first quarter of fiscal 2001 (in millions, except per-share amounts):

                                                                   Three Months Ended
                                                             -----------------------------
                                                              October 27,      October 28,
                                                                 2001             2000
                                                             ------------     ------------
Reported net income (loss)                                   $       (268)    $        798

Adjustments:

   Amortization of goodwill                                            --              144

   Amortization of acquired workforce intangible
     previously classified as purchased intangible assets              --                2

   Income tax effect                                                   --              (20)
                                                             ------------     ------------

     Net adjustments                                                   --              126
                                                             ------------     ------------

Adjusted net income (loss)                                   $       (268)    $        924
                                                             ============     ============

Reported net income (loss) per share--basic                  $      (0.04)    $       0.11
Adjusted net income (loss) per share--basic                  $      (0.04)    $       0.13
Reported net income (loss) per share--diluted                $      (0.04)    $       0.11
Adjusted net income (loss) per share--diluted                $      (0.04)    $       0.12


There was no impairment of goodwill upon adoption of SFAS 142. The Company is required to perform goodwill impairment tests on an annual basis and between annual tests in certain circumstances. There can be no assurance that future goodwill impairment tests will not result in a charge to earnings.

                               CISCO SYSTEMS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

Recent Accounting Pronouncement

In October 2001, the FASB issued Statement of Financial Accounting Standard No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). SFAS 144 establishes a single accounting model, based on the framework established in Statement of Financial Accounting Standard No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("SFAS 121"), for long-lived assets to be disposed of by sale, and resolves significant implementation issues related to SFAS 121. The Company is currently assessing the impact of SFAS 144 on its operating results and financial condition. The Company is required to adopt SFAS 144 no later than the first quarter of fiscal 2003.

3.       BUSINESS COMBINATIONS

During the first quarter of fiscal 2002, the Company completed the acquisitions of Allegro Systems, Inc. ("Allegro") and AuroraNetics, Inc. ("AuroraNetics"). The Company acquired Allegro to enhance its existing Virtual Private Network ("VPN") and security solutions with added performance capabilities to meet the growing security requirements of organizations connecting remote offices, employees, and customers to corporate networks and the Internet. The Company acquired AuroraNetics to enhance its development of innovative high-end routing technologies designed to address the rapid growth of data traffic in the metropolitan network environment. A summary of the purchase transactions is outlined as follows (in millions):

                        Consideration
                          Including                                              Purchased
                           Assumed          In-Process                          Intangible
Acquired Company         Liabilities       R&D Expense         Goodwill           Assets
----------------        --------------    --------------    --------------    --------------
Allegro                 $          138    $           28    $            5    $          105


AuroraNetics                        51                 9                16                14


                        --------------    --------------    --------------    --------------
   Total                $          189    $           37    $           21    $          119
                        ==============    ==============    ==============    ==============

In connection with the above purchase acquisitions, the Company may be required to pay certain additional amounts of up to $145 million contingent upon Allegro and AuroraNetics achieving certain agreed upon milestones.


The amounts allocated to in-process research and development ("in-process R&D") were determined through established valuation techniques in the high-technology communications equipment industry and were expensed upon acquisition because technological feasibility had not been established and no future alternative uses existed. Total in-process R&D expense for

                               CISCO SYSTEMS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


the first quarter of fiscal 2002 and 2001 was $37 million and $509 million, respectively. The in-process R&D expense that was attributable to stock consideration for the same periods was $25 million and $476 million, respectively.

The following table presents details of the purchased intangible assets acquired during the first quarter of fiscal 2002 (in millions):

                         Allegro                       AuroraNetics
              ----------------------------    ----------------------------
               Estimated                        Estimated
              Useful Life        Amount        Useful Life       Amount
              ------------    ------------    ------------    ------------
Technology             4.1    $         98              --    $         --
Patents                 --              --             5.0               3
Other                  2.0               7             2.0              11
              ------------    ------------    ------------    ------------
                       4.0    $        105             2.6    $         14
              ============    ============    ============    ============


The remaining purchase price was primarily allocated to tangible assets and deferred stock-based compensation. At October 27, 2001 and July 28, 2001, the total unamortized deferred stock-based compensation was $266 million and $293 million, respectively, and was reflected as a debit to additional paid-in capital in the Consolidated Statements of Shareholders' Equity.

The Consolidated Financial Statements include the operating results of each business from the date of acquisition. Pro forma results of operations have not been presented because the effects of these acquisitions were not material on either an individual or aggregate basis.

                               CISCO SYSTEMS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


The following tables present details of the Company's total purchased intangible assets (in millions):

                                             Accumulated
October 27, 2001                Gross        Amortization         Net
----------------             ------------    ------------     ------------
Technology                   $      1,096    $       (279)    $        817
Technology licenses                   523            (225)             298
Patents                               222             (51)             171
Other                                 135             (55)              80
                             ------------    ------------     ------------
   Total                     $      1,976    $       (610)    $      1,366
                             ============    ============     ============


                                             Accumulated
July 28, 2001                   Gross        Amortization         Net
-------------                ------------    ------------     ------------
Technology                   $      1,053    $       (240)    $        813
Technology licenses                   523            (191)             332
Patents                               232             (44)             188
Acquired workforce                     91             (20)              71
Other                                 117             (51)              66
                             ------------    ------------     ------------
   Total                     $      2,016    $       (546)    $      1,470
                             ============    ============     ============

The following table presents details of the amortization expense of purchased intangible assets as reported in the Consolidated Statements of Operations (in millions):

                                                   Three Months Ended
                                              ----------------------------
                                              October 27,     October 28,
                                                  2001            2000
                                              ------------    ------------
Reported as:
   Cost of sales                              $          6    $          4
   Operating expenses                                  146              81
                                              ------------    ------------
     Total                                    $        152    $         85
                                              ============    ============

                               CISCO SYSTEMS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


The estimated future amortization expense of purchased intangible assets is as follows (in millions):

Fiscal year                                                   Amount
-----------                                               -------------
2002 (remaining nine months)                              $         410
2003                                                      $         416
2004                                                      $         291
2005                                                      $         199
2006                                                      $          49
2007                                                      $           1


The following table presents the changes in goodwill allocated to the reportable segments during the first quarter of fiscal 2002 (in millions):

                          Balance at                                        Balance at
                           July 28,                                         October 27,
                             2001          Acquired        Adjustments         2001
                        -------------    -------------    -------------    -------------
Americas                $       2,177    $          11    $          38    $       2,226
EMEA                              531                6               12              549
Asia Pacific                      110                2                4              116
Japan                             371               37                1              409
                        -------------    -------------    -------------    -------------
   Total                $       3,189    $          56    $          55    $       3,300
                        =============    =============    =============    =============

In the first quarter of fiscal 2002, the Company purchased a portion of the minority interest of Cisco Systems, K.K. (Japan). As a result, the Company increased its ownership to 89.3% of the voting rights of Cisco Systems, K.K. (Japan) and recorded goodwill of $35 million. The adjustments during the first quarter of fiscal 2002 were due to the reclassification of acquired workforce intangible and the related deferred tax liabilities to goodwill as a result of the adoption of SFAS 142.

                               CISCO SYSTEMS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


4.      RESTRUCTURING COSTS AND OTHER SPECIAL CHARGES AND PROVISION FOR
        INVENTORY

On April 16, 2001, due to macroeconomic and capital spending issues affecting the networking industry, the Company announced a restructuring program to prioritize its initiatives around high-growth areas of its business, focus on profit contribution, reduce expenses, and improve efficiency. This restructuring program included a worldwide workforce reduction, consolidation of additional excess facilities, and restructuring of certain business functions.

In fiscal 2001, the Company recorded restructuring costs and other special charges classified as operating expenses and an additional excess inventory charge classified as cost of sales as a result of the restructuring program and decline in forecasted revenue. The following paragraphs provide detailed information relating to the status of the restructuring liabilities and additional excess inventory reserve during the first quarter of fiscal 2002.

Worldwide Workforce Reduction, Consolidation of Excess Facilities, and Other Special Charges

The following table summarizes the activity related to the restructuring liabilities during the first quarter of fiscal 2002 (in millions):

                                         Balance at                              Cash            Balance at
                                       July 28, 2001    Reclassification       Payments       October 27, 2001
                                       -------------    ----------------    --------------    ----------------
Workforce reduction                    $           61    $          (31)    $          (19)    $           11
Consolidation of excess
   facilities and other charges                   325                31                (51)               305
                                       --------------    --------------     --------------     --------------
   Total                               $          386    $           --     $          (70)    $          316
                                       ==============    ==============     ==============     ==============


In the first quarter of fiscal 2002, due to changes in previous estimates, the Company reclassified $31 million of restructuring liabilities related to the workforce reduction charges to consolidation of excess facilities and other charges.

                               CISCO SYSTEMS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


The following is a summary of the restructuring liabilities at October 27, 2001 (in millions):

                                           Total                               Non-Cash             Cash            Balance at
                                           Charge       Reclassification        Charges           Payments       October 27, 2001
                                       --------------   ----------------    --------------     --------------    ----------------
Workforce reduction                    $          397    $          (31)    $          (71)    $         (284)    $           11
Consolidation of excess
   facilities and other charges                   484                31               (141)               (69)               305
Impairment of goodwill and
   purchased intangible assets                    289                --               (289)                --                 --
                                       --------------    --------------     --------------     --------------     --------------
   Total                               $        1,170    $           --     $         (501)    $         (353)    $          316
                                       ==============    ==============     ==============     ==============     ==============


The worldwide workforce reduction program started in the third quarter of fiscal 2001. As of October 27, 2001, approximately 5,300 regular employees have been terminated and paid. Amounts related to the net lease expense due to the consolidation of facilities will be paid over the respective lease terms through fiscal 2007.

Provision for Inventory

In the third quarter of fiscal 2001, the Company recorded an additional excess inventory charge of $2.2 billion. This additional excess inventory charge was subsequently reduced in the fourth quarter of fiscal 2001 by a $187 million benefit primarily related to lower settlement charges for purchase commitments. In the first quarter of fiscal 2002, this additional excess inventory charge was further reduced by a $290 million benefit primarily related to inventory used to manufacture products sold and for internal use in research and development and was credited to the provision for inventory.

The following is a summary of the additional excess inventory reserve during the first quarter of fiscal 2002 (in millions):

                                                                                                Excess Inventory   Excess Inventory
                                                                                                    Reserve            Benefit
                                                                                                 --------------     --------------
Reserve balance as of July 28, 2001                                                              $        1,677     $           --
Usage:
     Inventory scrapped                                                                                    (450)                --
     Sale of inventory                                                                                      (32)                 4
     Inventory utilized                                                                                    (234)               234
     Settlement of purchase commitments                                                                    (118)                52
                                                                                                 --------------     --------------
                                                                                                           (834)    $          290
                                                                                                                    ==============
                                                                                                 --------------
Remaining reserve balance as of October 27, 2001                                                 $          843
                                                                                                 ==============

                               CISCO SYSTEMS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

The following is a summary of the additional excess inventory reserve at October 27, 2001 (in millions):

                                                    Excess Inventory   Excess Inventory
                                                        Reserve            Benefit
                                                    --------------     --------------
Initial additional excess inventory charge          $        2,249     $           --
Usage:
    Inventory scrapped                                        (555)                --
    Sale of inventory                                         (121)                13
    Inventory utilized                                        (283)               283
    Settlement of purchase commitments                        (447)               181
                                                    --------------     --------------
                                                            (1,406)    $          477
                                                                       ==============
                                                    --------------
Remaining reserve balance as of October 27, 2001    $          843
                                                    ==============


5.      BALANCE SHEET DETAILS

The following tables provide details of selected balance sheet items (in millions):

                                                       October 27,        July 28,
                                                          2001             2001
                                                    --------------    --------------
Inventories, net:
Raw materials                                       $          521     $          662
Work in process                                                100                260
Finished goods                                                 594                669
Demonstration systems                                           86                 93
                                                    --------------     --------------
   Total                                            $        1,301     $        1,684
                                                    ==============     ==============

Other assets:
Deferred tax assets                                 $        1,220     $        1,314
Investments in privately held companies, net                   781                775
Income tax receivable                                          443                443
Lease deposits                                                 393                320
Structured loans, net                                          112                 84
Other                                                          501                354
                                                    --------------     --------------
   Total                                            $        3,450     $        3,290
                                                    ==============     ==============

                               CISCO SYSTEMS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


6.      LEGAL PROCEEDINGS

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

7.      SHAREHOLDERS' EQUITY

Stock Repurchase Program

In September 2001, the Board of Directors authorized a stock repurchase program to acquire outstanding common stock in the open market or negotiated transactions. Under the program, up to $3 billion of Cisco common stock could be reacquired over the next two years. During the first quarter of fiscal 2002, the Company repurchased and retired approximately 27 million shares of Cisco common stock for an aggregate purchase price of $350 million.

                               CISCO SYSTEMS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


Comprehensive Income (Loss)

The components of comprehensive income (loss), net of tax, are as follows (in millions):

                                                                    Three Months Ended
                                                                ---------------------------
                                                                October 27,     October 28,
                                                                   2001            2000
                                                                -----------     -----------
Net income (loss)                                               $     (268)     $       798
Other comprehensive income (loss)
   Change in unrealized gains and losses on investments,
     net of tax                                                        555           (1,129)
   Other                                                                (2)             (19)
                                                                ----------      -----------
     Total                                                      $      285      $      (350)
                                                                ==========      ===========


During the first quarter of fiscal 2002, the Company recorded a charge of $858 million related to the impairment on certain publicly traded securities in its investment portfolio in accordance with Statement of Financial Accounting Standard No. 115, "Accounting for Certain Investments in Debt and Equity Securities." The impairment charge was related to the decline in the fair value of the Company's publicly traded equity investments below the cost basis that are considered to be other-than-temporary. The change in the unrealized gains and losses on investments during the first quarter of fiscal 2002 was primarily related to this impairment charge, net of tax.

8.      INCOME TAXES

The Company paid net income taxes of $390 million for the first quarter of fiscal 2002 and received net income tax refunds of $219 million for the first quarter of fiscal 2001. The Company's income taxes currently payable for federal and state purposes have been reduced by the tax benefits of employee stock option transactions. These benefits totaled $43 million and $985 million in the first quarter of fiscal 2002 and 2001, respectively, and were reflected as a credit to additional paid-in capital in the Consolidated Statements of Shareholders' Equity. In the first quarter of fiscal 2001, the Company's valuation allowance against gross deferred tax assets attributable to employee stock option transactions increased by $879 million and was reflected as a debit to additional paid-in capital in the Consolidated Statements of Shareholders' Equity.

                               CISCO SYSTEMS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


9.      SEGMENT INFORMATION AND MAJOR CUSTOMERS

The Company's operations involve the design, development, manufacturing, marketing, and technical support of networking products and services. The Company offers end-to-end networking solutions for its customers. Cisco products include routers, LAN and ATM switches, dial-up access servers, and network-management software. These products, integrated by the Cisco IOS(R) Software, link geographically dispersed LANs and WANs into complete end-to-end networks.

The Company conducts business globally and is managed geographically. The Company's management relies on an internal management system that provides sales and standard cost information by geographic theater. Sales are attributed to a theater based on the ordering location of the customer. The Company's management makes financial decisions and allocates resources based on the information it receives from this internal management system. The Company does not allocate research and development, sales and marketing, or general and administrative expenses to its geographic theaters in this internal management system, as management does not use the information to measure the performance of the operating segments. Management does not believe that allocating these expenses is significant in evaluating a geographic theater's performance. Based on established criteria, the Company has four reportable segments: the Americas; Europe, the Middle East, and Africa ("EMEA"); Asia Pacific; and Japan.

                               CISCO SYSTEMS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


Summarized financial information by theater for the first quarter of fiscal 2002 and 2001, as taken from the internal management system previously discussed, is as follows (in millions):

                                                            Three Months Ended
                                                      --------------------------------
                                                       October 27,       October 28,
                                                          2001              2000
                                                      -------------     -------------
Net sales:
   Americas                                           $       3,007     $       4,632
   EMEA                                                       1,197             1,845
   Asia Pacific                                                 400               669
   Japan                                                        325               484
   Revenue adjustments                                         (151)             (608)
   Revenue deferrals                                           (330)             (503)
                                                      -------------     -------------
     Total                                            $       4,448     $       6,519
                                                      =============     =============

Gross margin:
   Americas                                           $       2,197     $       3,373
   EMEA                                                         934             1,384
   Asia Pacific                                                 312               482
   Japan                                                        254               387
                                                      -------------     -------------
     Standard margin                                          3,697             5,626
   Revenue adjustments                                         (151)             (608)
   Revenue deferrals                                           (330)             (503)
   Deferred cost of sales                                        75               293
   Production overhead                                         (191)             (154)
   Manufacturing variances and other related costs             (408)             (513)
                                                      -------------     -------------
     Total                                            $       2,692     $       4,141
                                                      =============     =============


The net sales and standard margins by geographic theater differ from the amounts recognized under generally accepted accounting principles because the Company does not allocate certain revenue adjustments, revenue deferrals, deferred cost of sales, production overhead, and manufacturing variances and other related costs to the theaters. Revenue adjustments primarily relate to reserves for accounts receivable, leases, and structured loans which are not allocated to geographical or product categories. Revenue deferrals primarily relate to two-tier distribution, sales that contain contract terms requiring revenue deferral, and other timing differences which are not allocated to geographical or product categories. The above table reconciles the net sales and standard margins by geographic theater to net sales and gross margin as reported in the Consolidated Statements of Operations.

                               CISCO SYSTEMS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


The following table presents net sales for groups of similar products and services (in millions):

                                    Three Months Ended
                              -------------------------------
                               October 27,       October 28,
                                   2001             2000
                              -------------     -------------
Net sales:
   Routers                    $       1,607     $       2,818
   Switches                           1,993             2,809
   Access                               316               810
   Service                              792               608
   Other                                479               642
   Revenue adjustments (1)             (409)             (665)
   Revenue deferrals                   (330)             (503)
                              -------------     -------------
     Total                    $       4,448     $       6,519
                              =============     =============

Note 1: Also includes credit memos related to customer incentives and other discounts not allocated to specific product categories but allocated to geographical categories totaling $258 million and $57 million in the first quarter of fiscal 2002 and 2001, respectively.

Substantially all of the Company's assets at October 27, 2001 and July 28, 2001 were attributable to U.S. operations. In the first quarter of fiscal 2002 and 2001, no single customer accounted for 10% or more of the Company's net sales.

                               CISCO SYSTEMS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


10.      NET INCOME (LOSS) PER SHARE

The following table presents the calculation of basic and diluted net income
(loss) per share (in millions, except per-share amounts):

                                                Three Months Ended
                                          -------------------------------
                                           October 27,       October 28,
                                              2001              2000
                                          -------------     -------------
Net income (loss)                         $        (268)    $         798
                                          =============     =============

Weighted-average shares -- basic                  7,307             7,093
Effect of dilutive securities:
   Employee stock options                            --               487
                                          -------------     -------------
Weighted-average shares -- diluted                7,307             7,580
                                          =============     =============

Net income (loss) per share -- basic      $       (0.04)    $        0.11
                                          =============     =============

Net income (loss) per share -- diluted    $       (0.04)    $        0.11
                                          =============     =============


The dilutive potential common shares that were antidilutive for the first quarter of fiscal 2002 amounted to 159 million shares.

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

The net sales and gross margin for the first quarter of fiscal 2002 and 2001 were as follows (in millions, except percentages):

                                        Net Sales                      Gross Margin
                             ------------------------------    -------------------------------
                              October 27,      October 28,      October 27,       October 28,
Three Months Ended               2001              2000            2001              2000
------------------           -------------    -------------    -------------     -------------
Product                      $       3,656    $       5,911        59.0%             64.1%
Service                                792              608        67.7%             57.9%
                             -------------    -------------    -------------     -------------
   Total                     $       4,448    $       6,519        60.5%             63.5%
                             =============    =============    =============     =============


Net product revenue in the first quarter of fiscal 2002 decreased by 38.1% from the first quarter of fiscal 2001. The decrease in net product revenue was primarily a result of decreased unit sales of router, switch, and access products due to the unfavorable economic conditions and capital spending environment compared to the period a year ago. Net product revenue in the first quarter of fiscal 2002 increased by 2.2% compared with net product revenue of $3.6 billion in the fourth quarter of fiscal 2001.

Product gross margin in the first quarter of fiscal 2002 decreased to 59.0% from 64.1% in the first quarter of fiscal 2001 primarily due to lower shipment volumes and related manufacturing overhead; shifts in product mix; and higher production-related costs partially offset by a benefit from the additional excess inventory reserve as discussed below. Excluding the benefit from the additional excess inventory reserve in both periods, product gross margin was 51.0% in the first quarter of fiscal 2002 compared with 49.1% in the fourth quarter of fiscal 2001.

The provision for (benefit from) inventory was ($29) million in the first quarter of fiscal 2002 compared with $143 million in the first quarter of fiscal 2001. In the third quarter of fiscal 2001, we recorded an additional excess inventory charge of $2.2 billion. This additional excess inventory charge was subsequently reduced in the fourth quarter of fiscal 2001 by a $187 million benefit primarily related to lower settlement charges for purchase commitments. In the first quarter of fiscal 2002, this additional excess inventory charge was further reduced by a $290 million benefit primarily related to inventory used to manufacture products sold and for internal use in research and development and was credited to the provision for inventory. As of October 28, 2001, the remaining additional excess inventory reserve balance was $843 million. For additional information regarding the additional excess inventory reserve, see
Note 4

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


"Restructuring Costs and Other Special Charges and Provision for
Inventory" of the Notes to Consolidated Financial Statements.

Inventory purchases and commitments are based upon future demand forecasts. Due to a sudden and significant decrease in demand for our products in the third quarter of fiscal 2001, inventory levels exceeded our estimated requirements based on demand forecasts and the additional excess inventory charge was recorded in accordance with our accounting policy. We do not currently anticipate the additional excess inventory subject to this provision will be used significantly at a later date based on our current demand forecast.

Net service revenue in the first quarter of fiscal 2002 increased by 30.3% from the first quarter of fiscal 2001. Service revenue is generally deferred and, in most cases, recognized ratably over the service period obligations, which are typically one to three years. The increase in net service revenue was primarily related to the increased installed base of equipment needing maintenance support. Net service revenue in the first quarter of fiscal 2002 increased by 9.8% compared with net service revenue of $721 million in the fourth quarter of fiscal 2001.

Net service margin in the first quarter of fiscal 2002 increased to 67.7% from 57.9% in the first quarter of fiscal 2001. The increase in service margin was primarily due to cost efficiencies in our technical assistance centers. Service margin was 68.5% in the fourth quarter of fiscal 2001. Service margins will typically experience some variability over time due to various factors such as the changes in mix between support and professional services, as well as the timing of support contract renewals.

We manage our business based on four geographic theaters: the Americas; Europe, the Middle East, and Africa ("EMEA"); Asia Pacific; and Japan. Financial information by theater for the first quarter of fiscal 2002 and 2001 is summarized in the following table (in millions, except percentages):


                                      Amounts                        Percentage of Net Sales
                          ---------------------------------     ----------------------------------
                           October 27,         October 28,        October 27,        October 28,
Three Months Ended             2001               2000               2001               2000
-------------------       --------------     --------------     --------------      --------------
Net sales:
   Americas               $        3,007     $        4,632          67.6%               71.1%
   EMEA                            1,197              1,845          26.9%               28.3%
   Asia Pacific                      400                669           9.0%               10.2%
   Japan                             325                484           7.3%                7.4%
   Revenue adjustments              (151)              (608)         (3.4%)              (9.3%)
   Revenue deferrals                (330)              (503)         (7.4%)              (7.7%)
                          --------------     --------------         --------           ---------
     Total                $        4,448     $        6,519         100.0%              100.0%
                          ==============     ==============         ========           =========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table shows the standard margins for each theater and the total gross margin (in millions, except percentages):

                                                  Amounts                         Standard Margin
                                       -------------------------------     -------------------------------
                                        October 27,       October 28,       October 27,       October 28,
Years Ended                                2001              2000               2001              2000
-----------                            -------------     -------------     -------------     -------------
Gross margin:
   Americas                            $       2,197     $       3,373         73.1%             72.8%
   EMEA                                          934             1,384         78.0%             75.0%
   Asia Pacific                                  312               482         78.0%             72.0%
   Japan                                         254               387         78.2%             80.0%
                                       -------------     -------------     -------------     -------------
     Standard margin                           3,697             5,626         75.0%             73.7%
   Revenue adjustments                          (151)             (608)
   Revenue deferrals                            (330)             (503)
   Deferred cost of sales                         75               293
   Production overhead                          (191)             (154)
   Manufacturing variances and
     other related costs                        (408)             (513)
                                       -------------     -------------
     Total                             $       2,692     $       4,141
                                       =============     =============


The net sales and standard margins by geographic theater differ from the amounts recognized under generally accepted accounting principles because we do not allocate certain revenue adjustments, revenue deferrals, deferred cost of sales, production overhead, and manufacturing variances and other related costs to the theaters. Standard margins vary due to a number of reasons including, but not limited to, shifts in product mix, sales discounts, and sales channels. Revenue adjustments primarily relate to reserves for accounts receivable, leases, and structured loans which are not allocated to geographical or product categories. Revenue deferrals primarily relate to two-tier distribution, sales that contain contract terms requiring revenue deferral, and other timing differences which are not allocated to geographical or product categories.

Gross margin may be adversely affected in the future by increases in material or labor costs, excess inventory, obsolescence charges, changes in shipment volume, loss of cost savings, price competition, and changes in channels of distribution or in the mix of products sold. If product or related warranty costs associated with our products are greater than we have experienced, gross margin may also be adversely affected. Gross margin may also be impacted by geographic mix, as well as the mix of configurations within each product group. We continue to expand into third-party or indirect-distribution channels, which generally results in a lower gross margin. These distribution channels are generally given privileges to return inventory. In addition, increasing third-party and indirect-distribution channels generally results in greater difficulty in forecasting the mix of our product, and to a certain degree, the timing of orders from our customers.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Research and development ("R&D"), sales and marketing, and general and administrative ("G&A") expenses are summarized in the following table (in millions, except percentages):

                                              Amounts                   Percentage of Net Sales
                                  ------------------------------    -------------------------------
                                   October 27,       October 28,     October 27,      October 28,
Three Months Ended                    2001              2000            2001              2000
------------------                -------------    -------------    -------------     -------------
Research and development          $         917    $         947         20.6%             14.5%
Sales and marketing               $       1,096    $       1,362         24.6%             20.9%
General and administrative        $         151    $         196          3.4%              3.0%


In the third quarter of fiscal 2001, we announced a restructuring program to prioritize our initiatives around high-growth areas of our business, focus on profit contribution, reduce expenses, and improve efficiency. This restructuring program included a worldwide workforce reduction, consolidation of additional excess facilities, and restructuring of certain business functions. For additional information regarding the restructuring program, see Note 4 "Restructuring Costs and Other Special Charges and Provision for Inventory" of the Notes to Consolidated Financial Statements.

R&D, sales and marketing, and G&A expenses as a percentage of net sales for the first quarter of fiscal 2002 have increased compared with the first quarter of fiscal 2001 primarily due to the decline in net sales. R&D, sales and marketing, and G&A expenses decreased in absolute dollars from the first quarter of the prior year primarily due to the impact of the restructuring program and cost control measures to contain hiring and reduce discretionary spending. As a result, operating expenses have been reduced on a quarterly basis by approximately $500 million compared to the high point of fiscal 2001.

R&D expenses in the first quarter of fiscal 2002 decreased by 3.2% from the first quarter of fiscal 2001. A significant portion of the decrease was due to lower expenditures on prototypes and lab equipment and the reduction of discretionary spending. R&D includes efforts in a wide variety of areas such as data, voice, and video over IP; advanced access technologies; enterprise switching; optical transport; storage networking; content networking; security; network management; advanced routing and switching technologies; cable; and other broadband technologies, among others. We have also continued to purchase technology in order to bring a broad range of products to the market in a timely fashion. If we believe that we are unable to enter a particular market in a timely manner with internally developed products, we may license technology from other businesses or acquire businesses as an alternative to internal R&D. All of our R&D costs have been expensed as incurred.

Sales and marketing expenses in the first quarter of fiscal 2002 decreased by 19.5% from the first quarter of fiscal 2001. The decrease in sales and marketing expenses was principally due to the decrease in the size of our direct sales force and related commissions, reduced marketing and

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

advertising investments associated with existing and new product introductions, the reduction of distribution channels and markets, and reduced investments in general corporate branding. However, we have continued our efforts to invest in certain key areas, such as expansion of our end-to-end networking strategy and service provider coverage, in order to be positioned to take advantage of future market opportunities.

G&A expenses in the first quarter of fiscal 2002 decreased by 23.0% from the first quarter of fiscal 2001. The decrease in G&A expenses was primarily related to the reduction of investments in infrastructure and discretionary spending.

We have elected to early-adopt Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142") effective the beginning of fiscal 2002. In accordance with SFAS 142, we ceased amortizing goodwill. There was no impairment of goodwill upon adoption of SFAS 142. We are required to perform goodwill impairment tests on an annual basis and between annual tests in certain circumstances. There can be no assurance that future goodwill impairment tests will not result in a charge to earnings. For additional information regarding SFAS 142, see Note 2 "Summary of Significant Accounting Policies" of the Notes to Consolidated Financial Statements.

Amortization of purchased intangible assets included in operating expenses was $146 million in the first quarter of fiscal 2002, compared with $81 million in the first quarter of fiscal 2001. The increase in the amortization of purchased intangible assets was primarily related to the accelerated amortization for certain technology and patent intangibles due to a reduction in their useful lives. For additional information regarding purchased intangible assets, see
Note 3 "Business Combinations" of the Notes to Consolidated Financial
Statements.

The amount expensed to in-process research and development ("in-process R&D") arose from the purchase acquisitions (see Note 3 to the Consolidated Financial Statements). The fair values of the existing purchased technology and patents, as well as the technology currently under development, were determined using the income approach, which discounts expected future cash flows to present value. The discount rates used in the present value calculations were typically derived from a weighted-average cost of capital analysis and venture capital surveys, adjusted upward to reflect additional risks inherent in the development life cycle. We consider the pricing model for products related to these acquisitions to be standard within the high-technology communications equipment industry. However, we do not expect to achieve a material amount of expense reductions or synergies as a result of integrating the acquired in-process technology. Therefore, the valuation assumptions do not include significant anticipated cost savings.

The development of these technologies remains a significant risk due to the remaining efforts to achieve technical viability, rapidly changing customer markets, uncertain standards for new products, and significant competitive threats from numerous companies. The nature of the efforts to develop these technologies into commercially viable products consists principally of planning, designing, experimenting, and testing activities necessary to determine that the

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

technologies can meet market expectations, including functionality and technical requirements. Failure to bring these products to market in a timely manner could result in a loss of market share or a lost opportunity to capitalize on emerging markets and could have a material adverse impact on our business and operating results.

The following table summarizes the key assumptions underlying the valuations for our significant purchase acquisitions completed in the first quarter of fiscal 2002 (in millions, except percentages):

                                       Estimated Cost to            Risk-Adjusted
                                     Complete Technology at       Discount Rate for
Acquired Company                       Time of Acquisition          In-Process R&D
----------------                     ----------------------       -----------------
Allegro Systems, Inc.                         $ 5                       52.5%
AuroraNetics, Inc.                            $ 2                       35.0%


Regarding our purchase acquisitions, actual results to date have been consistent, in all material respects, with our assumptions at the time of acquisitions except for certain purchase acquisitions where the purchased intangible assets have been impaired and written-down as reflected in the Consolidated Statements of Operations. The assumptions primarily consist of an expected completion date for the in-process projects, estimated costs to complete the projects, and revenue and expense projections assuming the products have entered the market. Failure to achieve the expected levels of revenue and net income from these products will negatively impact the return on investment expected at the time that the acquisitions were completed and may result in impairment charges.

Interest and other income (losses), net, were ($688) million in the first quarter of fiscal 2002, compared with $420 million in the first quarter of fiscal 2001. The decrease was primarily due to a charge of $858 million related to the impairment on certain publicly traded securities in our investment portfolio. In accordance with Statement of Financial Accounting Standard No. 115, "Accounting for Certain Investments in Debt and Equity Securities," we have recorded an impairment charge related to the declines in the fair value of our publicly traded equity investments below the cost basis that are considered to be other-than-temporary.

For the first quarter of fiscal 2002, the effective tax rate was 21.9%. The effective tax rate differs from the statutory rate primarily due to the impact of nondeductible in-process R&D, acquisition-related costs, research and experimentation tax credits, and the tax impact of foreign operations. Our future effective tax rates could be adversely affected if earnings are lower than anticipated in countries where we have lower effective rates or by unfavorable changes in tax laws and regulations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents and total investments were $19.1 billion at October 27, 2001, an increase of $563 million from July 28, 2001. The increase was primarily a result of cash provided by operating activities of $1.4 billion and cash provided by the issuance of common stock of $171 million. This increase was partially offset by cash used in capital expenditures of $292 million, cash used for the repurchase of common stock of $350 million, and a net decrease of $151 million in the fair value of investments.

Accounts receivable decreased 19.4% from July 28, 2001 to October 27, 2001. Days sales outstanding in receivables decreased to 24 days at October 27, 2001 from 31 days at July 28, 2001. The decrease in accounts receivable and days sales outstanding were primarily due to shipment linearity and process improvements surrounding billing and collections.

Inventories decreased 22.7% from July 28, 2001 to October 27, 2001. Inventory turns, excluding the additional excess inventory benefit previously discussed were 5.5 for the first quarter of fiscal 2002 and 4.6 for the fourth quarter of fiscal 2001. The inventory levels and inventory turns reflected the improvement in shipment linearity. Inventory management remains an area of focus as we balance the need to maintain strategic inventory levels to ensure competitive lead times versus the risk of inventory obsolescence because of rapidly changing technology and customer requirements.

We have entered into several agreements to lease sites in San Jose, California (where our headquarters are established) and surrounding areas; Boxborough, Massachusetts; Salem, New Hampshire; Richardson, Texas; and Research Triangle Park, North Carolina where we have pledged $1.1 billion of our investments as collateral for certain obligations of the leases. We anticipate that we may occupy more leased property in the future that will require similar pledged securities; however, we do not expect the impact of this activity to be material to our liquidity position. We also lease office space in other U.S. locations, as well as locations in the Americas, EMEA, Asia Pacific, and Japan.

In September 2001, the Board of Directors authorized a stock repurchase program to acquire outstanding common stock in the open market or negotiated transactions. Under the program, up to $3 billion of Cisco common stock could be reacquired over the next two years. During the first quarter of fiscal 2002, we repurchased and retired approximately 27 million shares of Cisco common stock for an aggregate purchase price of $350 million.

We believe that our current cash and cash equivalents, short-term investments, and cash generated from operations will satisfy our expected working capital needs, capital expenditures, investment requirements, stock repurchases, and commitments through at least the next 12 months. Amounts related to the net lease expense due to the consolidation of facilities will be paid over the respective lease terms through fiscal 2007.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

PRO FORMA CONSOLIDATED DATA

We provide pro forma net income and pro forma net income per share data as an alternative for understanding our operating results. These measures are not in accordance with, or an alternative for, generally accepted accounting principles and may be different from pro forma measures used by other companies. Pro forma net income and pro forma net income per share -- diluted are calculated as follows (in millions, except per-share amounts):

                                                                      Three Months Ended
                                                                -------------------------------
                                                                 October 27,       October 28,
                                                                    2001              2000
                                                                -------------     -------------
Net income (loss)                                               $        (268)    $         798
In-process research and development                                        37               509
Payroll tax on stock option exercises (1)                                   3                22
Amortization of deferred stock-based compensation (2)                      50                 6
Amortization of goodwill                                                   --               144
Amortization of purchased intangible assets                               146                81
Net (gains) losses on investments                                         858              (190)
Excess inventory benefit                                                 (290)               --
Income tax effect                                                        (204)               (7)
                                                                -------------     -------------
   Pro forma net income                                         $         332     $       1,363
                                                                =============     =============

   Pro forma net income per share -- diluted                    $        0.04     $        0.18
                                                                =============     =============

   Shares used in per-share calculation -- diluted (3)                  7,466             7,580
                                                                =============     =============


Note 1: Payroll tax on stock option exercises of $3 million for the first quarter of fiscal 2002 was allocated to R&D ($1 million) and sales and marketing ($2 million) expenses in the Consolidated Statements of Operations. Payroll tax on stock option exercises of $22 million for the first quarter of fiscal 2001 was allocated to R&D ($8 million), sales and marketing ($12 million), and G&A ($2 million) expenses in the Consolidated Statements of Operations.

Note 2: Amortization of deferred stock-based compensation related to purchase acquisitions of $50 million for the first quarter of fiscal 2002 was allocated to R&D ($41 million), sales and marketing ($8 million), and G&A ($1 million) expenses in the Consolidated Statements of Operations. Amortization of deferred stock-based compensation related to purchase acquisitions of $6 million for the first quarter of fiscal 2001 was allocated to R&D ($5 million) and G&A ($1 million) expenses in the Consolidated Statements of Operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Note 3: Diluted net income per share is computed using the weighted-average number of common shares and dilutive potential common shares outstanding during the period. Diluted net loss per share is computed using the weighted-average number of common shares and excludes dilutive potential common shares, as their effect is antidilutive. The dilutive potential common shares that were antidilutive for the first quarter of fiscal 2002 amounted to 159 million shares.

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

The results of operations for any quarter or fiscal year are not necessarily indicative of results to be expected in future periods. Our operating results have in the past been, and will continue to be, subject to quarterly and annual fluctuations as a result of a number of factors. These factors include:

-     Overall information technology spending

- Changes in general economic conditions and specific market conditions in the communications and networking industries

-     Fluctuations in demand for our products and services

- The effects of terrorist activity and armed conflict, such as disruptions in general economic activity, changes in logistics and security arrangements, and reduced customer demand for our products and services

- The long sales and implementation cycle for our products and the reduced visibility into our customers' spending plans and associated revenue

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

In response to changes in industry and market conditions, we may strategically realign our resources and consider restructuring, disposing of, or otherwise exiting businesses. Any decision to limit investment in or to dispose of or otherwise exit businesses may result in the recording of accrued liabilities for special one-time charges, such as workforce reduction costs. Additionally, estimates with respect to the useful life or ultimate recoverability of our carrying basis of assets, including goodwill and purchased intangible assets, could change as a result of such assessments and decisions.

WE ARE EXPOSED TO GENERAL ECONOMIC AND MARKET CONDITIONS

Our business is subject to the effects of general economic conditions in the United States and globally, and, in particular, market conditions in the communications and networking industries. In recent quarters, our operating results have been adversely affected as a result of unfavorable economic conditions and reduced capital spending in the United States, Europe, and Asia. In particular, sales to service providers, e-commerce and Internet businesses, and the manufacturing industry in the United States has been adversely affected. If the economic conditions in the United States and globally do not improve, or if we experience a worsening in the global economic slowdown, we may continue to experience material adverse impacts on our business, operating results, and financial condition.

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

WE EXPECT GROSS MARGIN VARIABILITY OVER TIME

We expect gross margin may be adversely affected in the future by increases in material or labor costs, excess inventory, obsolescence charges, changes in shipment volume, loss of cost savings, price competition, and changes in channels of distribution or in the mix of products sold. If product or related warranty costs associated with our products are greater than we have experienced, gross margin may also be adversely affected. Gross margin may also be impacted by geographic mix, as well as the mix of configurations within each product group. We continue to expand into third-party or indirect-distribution channels, which generally results in a lower gross margin. These distribution channels are generally given privileges to return inventory. In addition, increasing third-party and indirect-distribution channels generally results in greater difficulty in forecasting the mix of our products, and to a certain degree, the timing of orders from our customers.

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

Manufacturing capacity and component supply constraints could be significant issues for us. We use several supply partners to manufacture our products. During the normal course of business, in order to reduce manufacturing lead times and ensure adequate component supply, we enter into agreements with certain supply partners which allow these partners to procure inventory based upon criteria as defined by us. For additional information regarding our purchase commitments, see Note 9, "Commitments and Contingencies" on pages 36 to 38 of our 2001 Annual Report to Shareholders. A reduction or interruption in supply, a significant increase in the price of one or more components, or a decrease in demand of products could materially adversely affect our business, operating results and financial condition and could materially damage customer relationships.

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

Our competitors include Alcatel, Ciena, Ericsson, Extreme Networks, Foundry Networks, Juniper, Lucent, Nortel Networks, Redback Networks, Siemens AG, and Sycamore Networks, among others. Some of our competitors compete across many of our product lines, while others do not offer as wide a breadth of solutions. Several of our current and potential competitors have greater resources, including technical and engineering resources, than we do.

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

-     Performance

-     Price

-     The ability to provide new technologies and products

- The ability to provide value-added features such as security, reliability, and investment protection

-     Conformance to standards

-     Market presence

-     The ability to provide financing

We also face competition from customers to whom we license technology and suppliers from whom we transfer technology. The inherent nature of networking requires interoperability. As such, we must cooperate and at the same time compete with these companies. Our inability to effectively manage these complicated relationships with customers and suppliers, or the uncontrollable and unpredictable acts of others, could have a material adverse effect on our business, operating results, and financial condition.

WE HAVE INVESTED IN AND WILL CONTINUE TO INVEST IN NEW AND EXISTING MARKET OPPORTUNITIES

We have made investments in headcount, inventory, manufacturing capacity, and product development through internal efforts and acquisitions, as a result of growth in existing opportunities and new or emerging opportunities in our target markets over the past years. We will continue to invest in these markets either through additional investments or through re-alignment of existing resources. If we are unable to meet expected revenue levels in a particular quarter, it could have a material, negative impact on our operating results for that period as we will not be able to react quickly enough to scale back expenses.

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

WE ARE EXPOSED TO FLUCTUATIONS IN THE EXCHANGE RATES OF FOREIGN CURRENCY

As a global concern, we face exposure to adverse movements in foreign currency exchange rates. These exposures may change over time as business practices evolve and could have a material adverse impact on our financial results. Historically, our primary exposures have related to nondollar-denominated sales in Japan, Canada, and Australia and nondollar-denominated operating expenses in Europe, Latin America, and Asia where we sell primarily in U.S. dollars. Additionally, we have exposures to emerging market currencies which can have extreme currency volatility. We will continue to monitor our exposures and may hedge against these or any other emerging market currencies as necessary.

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

The industry in which we compete is characterized by the existence of a large number of patents and frequent claims and related litigation regarding patent and other intellectual property rights. From time to time, third parties have asserted exclusive patent, copyright, trademark and other intellectual property rights to technologies and related standards that are important to us. These claims have increased recently as a result of our acquisitions of businesses and technologies. Such parties have pursued and may in the future assert claims or initiate litigation against us or our manufacturers, suppliers, or customers alleging infringement of their proprietary rights with respect to our existing or future products. Regardless of the merit of these claims, they could be time-consuming, result in costly litigation and diversion of technical management personnel, or

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                  RISK FACTORS

require us to develop a non-infringing technology or enter into royalty or license agreements. If any infringement or other intellectual property claim made against us by any third party is successful, or if we fail to develop non-infringing technology or license the proprietary rights, our business could be materially and adversely affected.

Many of our products are designed to include software or other intellectual property licensed from third parties. While it may be necessary in the future to seek or renew licenses relating to various aspects of our products, we believe that based upon past experience and standard industry practice, such licenses generally could be obtained on commercially reasonable terms. Because of the existence of a large number of patents in the networking field and the rapid rate of issuance of new patents, it is not economically practical to determine in advance whether a product or any of our components infringe patent rights of others. From time to time, we receive notices from or are sued by third parties regarding patent infringement claims. If infringement claims are found to have merit, we believe that, based upon industry practice, any necessary license or rights under such patents may be obtained on terms that would not have a material adverse effect on our financial condition. Nevertheless, there can be no assurance that the necessary licenses would be available on acceptable terms, if at all. The inability to obtain certain licenses or other rights or to obtain such licenses or rights on favorable terms, or the need to engage in litigation regarding these matters could have a material adverse effect on our business, operating results, and financial condition.

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

WE FACE CERTAIN LITIGATION RISKS

We are a party to lawsuits in the normal course of our business. Litigation can be expensive, lengthy and disruptive to normal business operations. Moreover, the results of complex legal proceedings are difficult to predict. An unfavorable resolution of a particular lawsuit could have a material adverse effect on our business, results of operations, or financial condition. For additional information regarding certain of the lawsuits in which we are involved, see Note 6, "Legal Proceedings" of the Notes to Consolidated Financial Statements.

OUR BUSINESS IS SUBJECT TO THE RISKS OF EARTHQUAKES, FLOODS, AND OTHER CATASTROPHIC EVENTS

Our corporate headquarters, including certain of our research and development operations and our manufacturing facilities, are located in the Silicon Valley area of Northern California, a region known for seismic activity. Additionally, certain of our facilities, which include one of our manufacturing facilities, are located near rivers that have experienced flooding in the past. A significant natural disaster, such as an earthquake or a flood, could have a material adverse impact on our business, operating results, and financial condition. In addition, despite our implementation of network security measures, our servers are vulnerable to computer viruses, break-ins, and similar disruptions from unauthorized tampering with our computer systems. Any such event could have a material adverse effect on our business, operating results, and financial condition. In addition, the effects of war or acts of terrorism could have a material adverse effect on our business, operating results, and financial condition. The recent terrorist attacks in New York and Washington, D.C. on September 11, 2001 disrupted commerce throughout the world and intensified the uncertainty of the U.S. economy and other economies around the world. The continued threat of terrorism and heightened security and military action in response to this threat, or any future acts of terrorism, may cause further disruptions to these economies and create further uncertainties. To the extent that such disruptions or uncertainties result in delays or cancellations of customer orders, or the manufacture or shipment of our products, our business, operating results and financial condition could be materially and adversely affected.

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

WE ARE EXPOSED TO FLUCTUATIONS IN THE MARKET VALUES OF OUR PORTFOLIO INVESTMENTS AND IN INTEREST RATES

We maintain an investment portfolio of various holdings, types, and maturities. These securities are generally classified as available for sale and, consequently, are recorded on the balance sheet at fair value with unrealized gains or losses reported as a separate component of accumulated other comprehensive income (loss), net of tax. Part of this portfolio includes equity investments in several publicly traded companies, the values of which are subject to market price volatility. Recent events have adversely affected the public equities market and general economic conditions may continue to worsen. As a result, we may recognize in earnings declines in fair value of our publicly traded equity investments below the cost basis that are considered to be other-than-temporary. For information regarding the sensitivity of and risks associated with the market value of portfolio investments and interest rates, see the section titled "Quantitative and Qualitative Disclosures About Market Risk" contained in this Quarterly Report.

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

OUR STOCK PRICE MAY BE VOLATILE

Our common stock has experienced substantial price volatility, particularly as a result of variations between our actual and anticipated financial results, the published expectations of analysts, and as a result of announcements by our competitors and us. In addition, the stock market has experienced extreme price and volume fluctuations that have affected the market price of many technology companies, in particular, and that have often been unrelated to the operating performance of these companies. These factors, as well as general economic and political conditions, may materially adversely affect the market price of our common stock in the future. Additionally, volatility or a lack of positive performance in our stock price may adversely affect our ability to retain key employees, all of whom have been granted stock options.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We maintain an investment portfolio of various holdings, types, and maturities. These securities are generally classified as available for sale and, consequently, are recorded on the balance sheet at fair value with unrealized gains or losses reported as a separate component of accumulated other comprehensive income (loss), net of tax. Part of this portfolio includes equity investments in several publicly traded companies, the values of which are subject to market price volatility. During the first quarter of fiscal 2002, we recorded a charge of $858 million related to the impairment on certain publicly traded securities in our investment portfolio, in accordance with Statement of Financial Accounting Standard No. 115, "Accounting for Certain Investments in Debt and Equity Securities." The impairment charge was related to the declines in the fair value of our publicly traded equity investments below the cost basis that are considered to be other-than-temporary. We have also invested in numerous privately held companies, many of which can still be considered in the start-up or development stages. These investments are inherently risky as the market for the technologies or products they have under development are typically in the early stages and may never materialize. We could lose our entire initial investment in these companies. We also have certain real estate lease commitments with payments tied to short-term interest rates. At any time, a sharp rise in interest rates could have a material adverse impact on the fair value of our investment portfolio while increasing the costs associated with our lease commitments. Conversely, declines in interest rates could have a material impact on interest earnings for our investment portfolio. We do not currently hedge these interest rate exposures.

Readers are referred to pages 21 to 22 of the fiscal 2001 Annual Report to Shareholders for a more detailed discussion of quantitative and qualitative disclosures about market risk.

The following analysis presents the hypothetical changes in fair values of public equity investments that are sensitive to changes in the stock market (in millions):

                               Valuation of Securities                                       Valuation of Securities
                                  Given X% Decrease                   Fair Value                 Given X% Increase
                                in Each Stock's Price                   as of                 in Each Stock's Price
                      --------------------------------------------     Oct. 27,     ----------------------------------------
                         (75%)           (50%)           (25%)           2001           25%            50%            75%
                      ----------      ----------      ----------      ----------    ----------     ----------     ----------
Corporate equities    $      295      $      591      $      886      $    1,182    $    1,477     $    1,773     $    2,068

These equity securities are held for purposes other than trading. The modeling technique used measures the hypothetical change in fair values arising from selected hypothetical changes in each stock's price. Stock price fluctuations of plus or minus 25%, 50%, and 75% were selected based on the probability of their occurrence. Our equity portfolio consists of securities with characteristics that most closely match the S&P Index or companies traded on the NASDAQ National Market. The NASDAQ Composite Index has shown a 25% and 50% movement in each of the last three years and a 75% movement in at least one of the last three years.

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

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

(c) During the quarter ended October 27, 2001, the Company issued an aggregate of eight million shares of its common stock in connection with the purchase of the capital stock of Allegro Systems, Inc. and AuroraNetics, Inc. The shares were issued pursuant to exemptions under
        Section 3(a)(10), where an appropriate governmental authority approved the terms of the issuance following a fairness hearing.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held its Annual Meeting of Shareholders on November 13, 2001. At such meeting, the following actions were voted upon:

(a)     Election of Directors:

                                   FOR              AGAINST            WITHHELD         ABSTENTIONS          NON-VOTES
                             ----------------   ----------------  -----------------  -----------------   -----------------
Carol A. Bartz                  5,969,818,259                  -         60,971,607                  -                   -
Larry R. Carter                 5,962,266,097                  -         68,523,769                  -                   -
John T. Chambers                5,375,788,083                  -        655,001,783                  -                   -
Carleton S. Fiorina             5,967,574,173                  -         63,215,693                  -                   -
Dr. James F. Gibbons            5,970,662,836                  -         60,127,030                  -                   -
James C. Morgan                 5,972,318,209                  -         58,471,657                  -                   -
John P. Morgridge               5,969,896,140                  -         60,893,726                  -                   -
Arun Sarin                      5,971,893,257                  -         58,896,609                  -                   -
Donald T. Valentine             5,971,019,032                  -         59,770,834                  -                   -
Steven M. West                  5,972,232,142                  -         58,557,724                  -                   -
Jerry Yang                      5,970,963,415                  -         59,826,451                  -                   -


(b) Ratification of the appointment of PricewaterhouseCoopers LLP as the Company's independent accountants for the fiscal year ending July 27, 2002:

                                   FOR              AGAINST            WITHHELD         ABSTENTIONS          NON-VOTES
                             ----------------   ----------------  -----------------  -----------------   -----------------
                                5,893,680,315         96,742,854                  -         40,111,325                   -


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)     Exhibit 4.1    Second Amendment to the Rights Agreement and
                       Certification of Compliance with Section 27 Thereof by and among Cisco Systems, Inc., Fleet National Bank (f/k/a
                       Bank Boston, N.A.), and EquiServe Trust Company, N.A.

(b)     Reports on Form 8-K

The Company filed four reports on Form 8-K during the quarter ended October 27, 2001. Information regarding the items reported on is as follows:

Date                   Item Reported On
----                   ----------------
July 30, 2001          The Company announced the acquisition of Allegro Systems,
                       Inc., which was completed on September 27, 2001.

August 24, 2001        The Company announced the completion of the acquisition
                       of AuroraNetics, Inc.

September 14, 2001     The Company announced a stock repurchase program.

September 28, 2001     The Company announced the completion of the acquisition
                       of Allegro Systems, Inc.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       Cisco Systems, Inc.

Date: December 7, 2001                 By   /s/  Larry R. Carter
                                            ------------------------------------
                                            Larry R. Carter, Senior Vice
                                            President, Finance and
                                            Administration, Chief Financial
                                            Officer and Secretary

                                 Exhibit Index
                                 -------------


        Exhibit 4.1 Second Amendment to the Rights Agreement and Certification of Compliance with Section 27 Thereof by and among Cisco Systems, Inc., Fleet National Bank (f/k/a Bank Boston, N.A.), and EquiServe Trust Company, N.A.