Form 10-Q
period 2002-01-26
CISCO SYSTEMS INC
filed 2002-03-11
CIK 858877

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

                 FOR THE QUARTERLY PERIOD ENDED JANUARY 26, 2002

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

                                 YES [X] NO [ ]

As of February 22, 2002, 7,321,504,303 shares of the registrant's common stock were outstanding.

===============================================================================

                               CISCO SYSTEMS, INC.

                FORM 10-Q FOR THE QUARTER ENDED JANUARY 26, 2002

                                      INDEX

                                                                                              Page
                                                                                              ----
Part I.        Financial Information

Item 1.        Financial Statements (Unaudited)

               a)   Consolidated Statements of Operations for the three and six months
                    ended January 26, 2002 and January 27, 2001                                 3

               b)   Consolidated Balance Sheets at January 26, 2002 and July 28, 2001           4

               c)   Consolidated Statements of Cash Flows for the six months ended
                    January 26, 2002 and January 27, 2001                                       5

               d)   Consolidated Statements of Shareholders' Equity for the six months
                    ended January 26, 2002 and January 27, 2001                                 6

               e)   Notes to Consolidated Financial Statements                                  7

Item 2.        Management's Discussion and Analysis of Financial Condition and
                    Results of Operations                                                      28

Item 3.        Quantitative and Qualitative Disclosures About Market Risk                      54

Part II.       Other Information

Item 1.        Legal Proceedings                                                               55

Item 6.        Exhibits and Reports on Form 8-K                                                55

               Signature                                                                       56


PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                               CISCO SYSTEMS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN MILLIONS, EXCEPT PER-SHARE AMOUNTS)
                                   (UNAUDITED)

                                                     Three Months Ended          Six Months Ended
                                                  -------------------------  -------------------------
                                                  January 26,   January 27,  January 26,   January 27,
                                                      2002         2001         2002          2001
                                                  -----------   -----------  -----------   -----------
NET SALES:
   Product                                          $ 4,022      $ 6,064      $ 7,678       $11,975
   Services                                             794          684        1,586         1,292
                                                    -------      -------      -------       -------
     Total net sales                                  4,816        6,748        9,264        13,267
                                                    -------      -------      -------       -------

COST OF SALES:
   Product                                            1,593        2,310        3,093         4,432
   Services                                             253          271          509           527
                                                    -------      -------      -------       -------
     Total cost of sales                              1,846        2,581        3,602         4,959
                                                    -------      -------      -------       -------

   GROSS MARGIN                                       2,970        4,167        5,662         8,308

OPERATING EXPENSES:
   Research and development                             862        1,012        1,779         1,959
   Sales and marketing                                1,071        1,434        2,167         2,796
   General and administrative                           148          196          299           392
   Amortization of goodwill                              --          169           --           313
   Amortization of purchased intangible assets          136           87          282           168
   In-process research and development                   --          237           37           746
                                                    -------      -------      -------       -------
      Total operating expenses                        2,217        3,135        4,564         6,374
                                                    -------      -------      -------       -------

OPERATING INCOME                                        753        1,032        1,098         1,934

Interest and other income (losses), net                 179          275         (509)          695
                                                    -------      -------      -------       -------

INCOME BEFORE PROVISION
   FOR INCOME TAXES                                     932        1,307          589         2,629
Provision for income taxes                              272          433          197           957
                                                    -------      -------      -------       -------

   NET INCOME                                       $   660      $   874      $   392       $ 1,672
                                                    =======      =======      =======       =======

Net income per share--basic                         $  0.09      $  0.12      $  0.05       $  0.23
                                                    =======      =======      =======       =======

Net income per share--diluted                       $  0.09      $  0.12      $  0.05       $  0.22
                                                    =======      =======      =======       =======

Shares used in per-share calculation--basic           7,311        7,144        7,309         7,121
                                                    =======      =======      =======       =======

Shares used in per-share calculation--diluted         7,496        7,556        7,480         7,567
                                                    =======      =======      =======       =======


See Notes to Consolidated Financial Statements.

                               CISCO SYSTEMS, INC.
                           CONSOLIDATED BALANCE SHEETS
                         (IN MILLIONS, EXCEPT PAR VALUE)
                                   (UNAUDITED)

                                                                         January 26,    July 28,
                                                                            2002          2001
                                                                         -----------    --------
ASSETS
Current assets:
   Cash and cash equivalents                                              $  5,337      $  4,873
   Short-term investments                                                    2,211         2,034
   Accounts receivable, net of allowance for doubtful accounts
     of $336 at January 26, 2002 and $288 at July 28, 2001                   1,150         1,466
   Inventories, net                                                          1,023         1,684
   Deferred tax assets                                                       2,085         1,809
   Lease receivables, net                                                      389           405
   Prepaid expenses and other current assets                                   570           564
                                                                          --------      --------

      Total current assets                                                  12,765        12,835

Investments                                                                 12,299        10,346
Restricted investments                                                       1,161         1,264
Property and equipment, net                                                  2,504         2,591
Goodwill                                                                     3,326         3,189
Purchased intangible assets, net                                             1,224         1,470
Lease receivables, net                                                          67           253
Other assets                                                                 3,358         3,290
                                                                          --------      --------

      TOTAL ASSETS                                                        $ 36,704      $ 35,238
                                                                          ========      ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                       $    371      $    644
   Income taxes payable                                                        277           241
   Accrued compensation                                                      1,414         1,058
   Deferred revenue                                                          3,047         2,470
   Other accrued liabilities                                                 2,366         2,553
   Restructuring liabilities                                                   278           386
                                                                          --------      --------

      Total current liabilities                                              7,753         7,352

Deferred revenue                                                               790           744
                                                                          --------      --------

      Total liabilities                                                      8,543         8,096
                                                                          --------      --------

Commitments and contingencies (Note 6)

Minority interest                                                               18            22

Shareholders' equity:
   Preferred stock, no par value: 5 shares authorized;
     none issued and outstanding                                                --            --
   Common stock and additional paid-in capital, $0.001 par value:
     20,000 shares authorized; 7,335 and 7,324 shares issued and
     outstanding at January 26, 2002 and July 28, 2001, respectively        20,603        20,051
   Retained earnings                                                         7,246         7,344
   Accumulated other comprehensive income (loss)                               294          (275)
                                                                          --------      --------
      Total shareholders' equity                                            28,143        27,120
                                                                          --------      --------

      TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                          $ 36,704      $ 35,238
                                                                          ========      ========

See Notes to Consolidated Financial Statements.

                               CISCO SYSTEMS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (IN MILLIONS)
                                   (UNAUDITED)

                                                                        Six Months Ended
                                                                    -------------------------
                                                                    January 26,   January 27,
                                                                        2002          2001
                                                                    -----------   -----------
Cash flows from operating activities:
   Net income                                                         $   392       $ 1,672
   Adjustments to reconcile net income to net cash
     provided by operating activities:
      Depreciation and amortization                                       935           974
      Provision for doubtful accounts                                      60            52
      Provision for (benefit from) inventory                               (3)          338
      Deferred income taxes                                              (445)         (661)
      Tax benefits from employee stock option plans                        49         1,662
      In-process research and development                                  25           637
      Net (gains) losses on investments and provision for losses        1,014            43
      Change in operating assets and liabilities:
        Accounts receivable                                               256        (1,261)
        Inventories                                                       570        (1,637)
        Prepaid expenses and other current assets                          15           (93)
        Accounts payable                                                 (273)          193
        Income taxes payable                                               35            54
        Accrued compensation                                              356            (5)
        Deferred revenue                                                  623           608
        Other accrued liabilities                                        (110)          250
        Restructuring liabilities                                        (108)           --
                                                                      -------       -------
         Net cash provided by operating activities                      3,391         2,826
                                                                      -------       -------
Cash flows from investing activities:
   Purchases of short-term investments                                 (2,762)       (1,975)
   Proceeds from sales and maturities of short-term investments         3,173         2,818
   Purchases of investments                                            (8,441)       (9,866)
   Proceeds from sales and maturities of investments                    5,680         7,793
   Purchases of restricted investments                                    (61)         (489)
   Proceeds from sales and maturities of restricted investments           191           705
   Acquisition of property and equipment                                 (482)       (1,208)
   Acquisition of businesses, net of cash and cash equivalents             14           (24)
   Change in lease receivables, net                                       202           145
   Purchases of investments in privately held companies                   (37)         (806)
   Lease deposits                                                         (73)         (320)
   Purchase of minority interest of Cisco Systems, K.K. (Japan)           (65)           --
   Other                                                                  (43)         (535)
                                                                      -------       -------
         Net cash used in investing activities                         (2,704)       (3,762)
                                                                      -------       -------
Cash flows from financing activities:
   Issuance of common stock                                               384           698
   Repurchase of common stock                                            (601)           --
   Other                                                                   (6)           (2)
                                                                      -------       -------
         Net cash provided by (used in) financing activities             (223)          696
                                                                      -------       -------

Net increase (decrease) in cash and cash equivalents                      464          (240)
Cash and cash equivalents, beginning of period                          4,873         4,234
                                                                      -------       -------
Cash and cash equivalents, end of period                              $ 5,337       $ 3,994
                                                                      =======       =======

See Notes to Consolidated Financial Statements.

                               CISCO SYSTEMS, INC.
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                  (IN MILLIONS)
                                   (UNAUDITED)

                                                              Common Stock                         Accumulated
                                                                   and                                Other             Total
Six Months                                     Shares of        Additional        Retained       Comprehensive      Shareholders'
Ended January 27, 2001                       Common Stock    Paid-In Capital      Earnings           Income             Equity
----------------------                       ------------    ---------------      --------       --------------     -------------
BALANCE AT JULY 29, 2000                         7,138          $ 14,609          $  8,358          $  3,530          $ 26,497
Net income                                          --                --             1,672                --             1,672
Change in unrealized gains and losses
    on investments                                  --                --                --            (2,263)           (2,263)
Other                                               --                --                --                (2)               (2)
                                                                                                                      --------
Comprehensive loss                                  --                --                --                --              (593)
                                                                                                                      --------
Issuance of common stock                            74               698                --                --               698
Tax benefits from employee stock
    option plans                                    --             1,183                --                --             1,183
Purchase acquisitions                               29             1,648                --                --             1,648
Amortization of deferred stock-based
    compensation                                    --                65                --                --                65
                                              --------          --------          --------          --------          --------
BALANCE AT JANUARY 27, 2001                      7,241          $ 18,203          $ 10,030          $  1,265          $ 29,498
                                              ========          ========          ========          ========          ========

                                                               Common Stock                       Accumulated
                                                                   and                               Other             Total
Six Months                                     Shares of        Additional        Retained       Comprehensive      Shareholders'
Ended January 26, 2002                       Common Stock    Paid-In Capital      Earnings       Income (Loss)         Equity
----------------------                       ------------    ---------------      --------       -------------      -------------
BALANCE AT JULY 28, 2001                         7,324          $ 20,051          $  7,344          $   (275)         $ 27,120
Net income                                          --                --               392                --               392
Change in unrealized gains and losses
    on investments                                  --                --                --               581               581
Other                                               --                --                --               (12)              (12)
                                                                                                                      --------
Comprehensive income                                --                --                --                --               961
                                                                                                                      --------
Issuance of common stock                            43               384                --                --               384
Repurchase of common stock                         (40)             (111)             (490)               --              (601)
Tax benefits from employee stock
    option plans                                    --                49                --                --                49
Purchase acquisitions                                8               128                --                --               128
Amortization of deferred stock-based
    compensation                                    --               102                --                --               102
                                              --------          --------          --------          --------          --------
BALANCE AT JANUARY 26, 2002                      7,335          $ 20,603          $  7,246          $    294          $ 28,143
                                              ========          ========          ========          ========          ========

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

Basis of Presentation

The accompanying financial data as of January 26, 2002 and for the three and six months ended January 26, 2002 and January 27, 2001 has been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The July 28, 2001 Consolidated Balance Sheet was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and the notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended July 28, 2001.

In the opinion of management, all adjustments (which include normal recurring adjustments except as disclosed herein) necessary to present a fair statement of financial position as of January 26, 2002, results of operations for the three and six months ended January 26, 2002 and January 27, 2001, and cash flows and shareholders' equity for the six months ended January 26, 2002 and January 27, 2001 have been made. The results of operations for the three and six months ended January 26, 2002 are not necessarily indicative of the operating results for the full fiscal year or any future periods.

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

SFAS 142 is effective for fiscal years beginning after December 15, 2001; however, the Company elected to early-adopt the standard effective the beginning of fiscal 2002. In accordance with SFAS 142, the Company ceased amortizing goodwill totaling $3.2 billion as of the beginning of fiscal 2002, including $55 million of acquired workforce intangible previously classified as purchased intangible assets, net of related deferred tax liabilities.

Purchased intangible assets are carried at cost less accumulated amortization. Amortization is computed over the estimated useful lives of the respective assets, generally two to five years.

                               CISCO SYSTEMS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

The following table presents the impact of SFAS 142 on net income and net income per share had the standard been in effect for the three and six months ended January 27, 2001 (in millions, except per-share amounts):

                                           Three Months Ended                Six Months Ended
                                       ---------------------------      ---------------------------
                                       January 26,     January 27,      January 26,     January 27,
                                           2002            2001             2002            2001
                                       -----------     -----------      -----------     -----------
Net income--as reported                  $   660         $   874          $   392         $ 1,672

Adjustments:

   Amortization of goodwill                   --             169               --             313

   Amortization of acquired
     workforce intangible
     previously classified as
     purchased intangible assets              --               3               --               5

   Income tax effect                          --             (25)              --             (45)
                                         -------         -------          -------         -------

     Net adjustments                          --             147               --             273
                                         -------         -------          -------         -------

Net income--adjusted                     $   660         $ 1,021          $   392         $ 1,945
                                         =======         =======          =======         =======

Basic net income per
   share--as reported                    $  0.09         $  0.12          $  0.05         $  0.23

Basic net income per
   share--adjusted                       $  0.09         $  0.14          $  0.05         $  0.27

Diluted net income per
   share--as reported                    $  0.09         $  0.12          $  0.05         $  0.22

Diluted net income per
   share--adjusted                       $  0.09         $  0.14          $  0.05         $  0.26


The Company is required to perform goodwill impairment tests on an annual basis and between annual tests in certain circumstances. As of January 26, 2002, no impairment of goodwill has been recognized. There can be no assurance that future goodwill impairment tests will not result in a charge to earnings.

                               CISCO SYSTEMS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

Recent Accounting Pronouncement

In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). SFAS 144 establishes a single accounting model, based on the framework established in Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("SFAS 121"), for long-lived assets to be disposed of by sale, and resolves implementation issues related to SFAS 121. The Company is currently assessing the impact of SFAS 144 on its operating results and financial condition. The Company is required to adopt SFAS 144 no later than the first quarter of fiscal 2003.

3. BUSINESS COMBINATIONS

During the first quarter of fiscal 2002, the Company completed the acquisitions of Allegro Systems, Inc. ("Allegro") and AuroraNetics, Inc. ("AuroraNetics"). No acquisitions were completed during the second quarter of fiscal 2002. A summary of the purchase transactions completed in the first six months of fiscal 2002 is outlined as follows (in millions):

                       Consideration                                  Purchased
                     Including Assumed      In-Process               Intangible
Acquired Company        Liabilities        R&D Expense    Goodwill     Assets
-----------------    ------------------   ------------    --------   -----------
Allegro                     $138               $ 28         $  5         $105

AuroraNetics                  51                  9           16           14
                            ----               ----         ----         ----
   Total                    $189               $ 37         $ 21         $119
                            ====               ====         ====         ====

In connection with the above purchase acquisitions, the Company may be required to pay certain additional amounts of up to $145 million, payable in common stock and to be accounted for under the purchase method, contingent upon Allegro and AuroraNetics achieving certain agreed upon milestones.

The amounts allocated to in-process research and development ("in-process R&D") were determined through established valuation techniques in the high-technology communications equipment industry and were expensed upon acquisition because technological feasibility had not been established and no future alternative uses existed. Total in-process R&D expense for the first six months of fiscal 2002 and 2001 was $37 million and $746 million, respectively. The in-process R&D expense that was attributable to stock consideration for the same periods was $25 million and $637 million, respectively.

                               CISCO SYSTEMS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


The remaining purchase price was primarily allocated to tangible assets and deferred stock-based compensation. At January 26, 2002 and July 28, 2001, the total unamortized deferred stock-based compensation was $215 million and $293 million, respectively, and was reflected as a debit to additional paid-in capital in the Consolidated Statements of Shareholders' Equity.

The Consolidated Financial Statements include the operating results of each business from the date of acquisition. Pro forma results of operations have not been presented because the effects of these acquisitions were not material on either an individual or aggregate basis.

The following tables present details of the Company's total purchased intangible assets (in millions):

                                             Accumulated
January 26, 2002                    Gross    Amortization     Net
----------------                    ------   ------------   --------
Technology                          $1,096      $ (359)     $  737
Technology licenses                    523        (259)        264
Patents                                212         (62)        150
Other                                  135         (62)         73
                                    ------      ------      ------
   Total                            $1,966      $ (742)     $1,224
                                    ======      ======      ======

                                             Accumulated
July 28, 2001                       Gross    Amortization     Net
-------------                       ------   ------------   --------
Technology                          $1,053      $ (240)     $  813
Technology licenses                    523        (191)        332
Patents                                232         (44)        188
Acquired workforce                      91         (20)         71
Other                                  117         (51)         66
                                    ------      ------      ------
   Total                            $2,016      $ (546)     $1,470
                                    ======      ======      ======

                               CISCO SYSTEMS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

The following table presents details of the amortization expense of purchased intangible assets as reported in the Consolidated Statements of Operations (in millions):

                           Three Months Ended          Six Months Ended
                      -------------------------   --------------------------
                      January 26,   January 27,   January 26,     January 27,
                         2002          2001          2002           2001
                      -----------   ----------    ----------     ----------
Reported as:
   Cost of sales        $    6        $    6        $   12        $    10
   Operating expenses      136            87           282            168
                        ------        ------        ------        -------
     Total              $  142        $   93        $  294        $   178
                        ======        ======        ======        =======


The estimated future amortization expense of purchased intangible assets as of January 26, 2002 is as follows (in millions):


Fiscal Year:                                                      Amount
------------                                                     -------
2002 (remaining six months)                                        $ 268
2003                                                                 416
2004                                                                 291
2005                                                                 199
2006                                                                  49
2007                                                                   1
                                                                 -------
   Total                                                         $ 1,224
                                                                 =======


The following table presents the changes in goodwill allocated to the reportable segments during the first six months of fiscal 2002 (in millions):


                       Balance at                                 Balance at
                        July 28,                                  January 26,
                         2001        Acquired     Adjustments       2002
                       ---------    ---------     -----------     -----------
Americas                $2,177        $   11        $   38          $2,226
EMEA                       531             6            12             549
Asia Pacific               110             2             4             116
Japan                      371            63             1             435
                        ------        ------        ------          ------
   Total                $3,189        $   82        $   55          $3,326
                        ======        ======        ======          ======

                               CISCO SYSTEMS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

In the first six months of fiscal 2002, the Company purchased a portion of the minority interest of Cisco Systems, K.K. (Japan). As a result, the Company increased its ownership to 90.4% of the voting rights of Cisco Systems, K.K. (Japan) and recorded goodwill of $61 million. The adjustments during the first six months of fiscal 2002 were due to the reclassification of acquired workforce intangible and the related deferred tax liabilities to goodwill as a result of the adoption of SFAS 142.

4. RESTRUCTURING COSTS AND OTHER SPECIAL CHARGES AND PROVISION FOR INVENTORY

On April 16, 2001, due to macroeconomic and capital spending issues affecting the networking industry, the Company announced a restructuring program to prioritize its initiatives around a focus on profit contribution, high-growth areas of its business, reduction of expenses, and improved efficiency. This restructuring program included a worldwide workforce reduction, consolidation of excess facilities, and restructuring of certain business functions.

As a result of the restructuring program and decline in forecasted revenue in the third quarter of fiscal 2001, the Company recorded restructuring costs and other special charges of $1.2 billion and an additional excess inventory charge of $2.2 billion. The following paragraphs provide detailed information relating to the status of the restructuring liabilities and additional excess inventory reserve as of January 26, 2002.

Worldwide Workforce Reduction, Consolidation of Excess Facilities, and Other Special Charges

The following table summarizes the activity related to the restructuring liabilities during the first six months of fiscal 2002 (in millions):

                                             Balance at                                  Cash              Balance at
                                           July 28, 2001     Reclassification(1)       Payments         January 26, 2002
                                           -------------     ------------------        --------         ----------------
Workforce reduction                            $  61               $ (31)               $ (21)               $   9
Consolidation of excess
    facilities and other charges                 325                  31                  (87)                 269
                                               -----               -----                -----                -----
    Total                                      $ 386               $  --                $(108)               $ 278
                                               =====               =====                =====                =====



Note 1: Due to changes in previous estimates, the Company reclassified $31 million of restructuring liabilities related to the workforce reduction charges to consolidation of excess facilities and other charges.

                               CISCO SYSTEMS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


The following is a summary of the restructuring liabilities from the third quarter of fiscal 2001 to January 26, 2002 (in millions):

                                         Total                         Non-Cash          Cash         Balance at
                                         Charge    Reclassification    Charges         Payments    January 26, 2002
                                         ------    ----------------    --------        --------    ----------------
Workforce reduction                      $  397         $  (31)         $  (71)         $ (286)         $    9
Consolidation of excess
    facilities and other charges            484             31            (141)           (105)            269
Impairment of goodwill and
    purchased intangible assets             289             --            (289)             --              --
                                         ------         ------          ------          ------          ------
    Total                                $1,170         $   --          $ (501)         $ (391)         $  278
                                         ======         ======          ======          ======          ======


The worldwide workforce reduction program started in the third quarter of fiscal 2001. As of January 26, 2002, approximately 5,300 regular employees have been terminated and paid. Amounts related to the net lease expense due to the consolidation of facilities will be paid over the respective lease terms through fiscal 2007.

Provision for Inventory

The following is a summary of the change in the additional excess inventory reserve during the second quarter of fiscal 2002 (in millions):

                                                         Excess Inventory       Excess Inventory
                                                              Reserve                Benefit
                                                         -----------------      -----------------
Reserve balance as of October 27, 2001                         $ 843                $  --
Usage:
      Inventory scrapped                                        (477)                  --
      Sale of inventory                                          (32)                  10
      Inventory utilized                                        (140)                 140
      Settlement of purchase commitments                         (55)                  45
                                                               -----                -----
                                                                (704)               $ 195
                                                                                    =====
                                                               -----
Remaining reserve balance as of January 26, 2002               $ 139
                                                               =====

                               CISCO SYSTEMS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

The following is a summary of the additional excess inventory reserve from the third quarter of fiscal 2001 to January 26, 2002 (in millions):

                                                 Excess Inventory    Excess Inventory
                                                     Reserve             Benefit
                                                 ---------------     ----------------
 Initial additional excess inventory charge          $ 2,249             $    --
 Usage:
      Inventory scrapped                              (1,032)                 --
      Sale of inventory                                 (153)                 23
      Inventory utilized                                (423)                423
      Settlement of purchase commitments                (502)                226
                                                     -------             -------
                                                      (2,110)            $   672
                                                     -------             =======
 Remaining reserve balance as of January 26, 2002    $   139
                                                     =======


5. BALANCE SHEET DETAILS

The following tables provide details of selected balance sheet items (in millions):

                                                   January 26,          July 28,
                                                     2002                2001
                                                   ---------            -------
Inventories, net:
Raw materials                                       $    64             $   662
Work in process                                         339                 260
Finished goods                                          537                 669
Demonstration systems                                    83                  93
                                                    -------             -------
    Total                                           $ 1,023             $ 1,684
                                                    =======             =======

Other assets:
Deferred tax assets                                 $ 1,304             $ 1,314
Investments in privately held companies, net            683                 775
Income tax receivable                                   443                 443
Lease deposits                                          393                 320
Structured loans, net                                    97                  84
Other                                                   438                 354
                                                    -------             -------
    Total                                           $ 3,358             $ 3,290
                                                    =======             =======

                               CISCO SYSTEMS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


5. BALANCE SHEET DETAILS (CONTINUED)

                                January 26,      July 28,
                                   2002            2001
                                ----------      -------
Deferred Revenue:
Services                         $ 2,133        $ 2,027
Product                            1,704          1,187
                                 -------        -------
    Total                          3,837          3,214
Less, current portion             (3,047)        (2,470)
                                 -------        -------
    Long-term deferred revenue   $   790        $   744
                                 =======        =======

6. COMMITMENTS AND CONTINGENCIES

Leases

The Company has entered into several agreements to lease sites, both completed and under construction, with buildings totaling 8.8 million square feet of space in San Jose, California and surrounding areas; Boxborough, Massachusetts; Salem, New Hampshire; Richardson, Texas; and Research Triangle Park, North Carolina. These lease agreements also cover 297 acres of land at these sites.

All of the leases have initial terms of five to seven years and options to renew for an additional three to five years, subject to certain conditions. At any time during the terms of these leases, the Company may, at its option, purchase the land or both land and buildings. The Company may purchase the buildings at approximately the amount expended by the lessors to construct the buildings. If the Company elects not to purchase the land or both land and buildings at the end of each of the leases, the Company has guaranteed a residual value of $1.6 billion at January 26, 2002. The lessors of the properties have committed to fund up to a maximum of $2.3 billion, subject to reductions based on certain conditions in the respective leases, with the portion of the committed amount actually used to be determined by the Company. Rent obligations for the buildings commenced on various dates and will expire at the same time as the land leases.

As part of the above lease transactions, the Company restricted $1.2 billion of its investment securities as collateral for specified obligations of the lessors under the leases. These investment securities are restricted as to withdrawal.

                               CISCO SYSTEMS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

The Company also leases office space in other U.S. locations, as well as locations in the Americas; Europe, the Middle East, and Africa ("EMEA"); Asia Pacific; and Japan. Future annual minimum lease payments under all noncancelable operating leases with an initial term in excess of one year as of January 26, 2002 are as follows (in millions):

Fiscal Year:                         Amount
------------                         -------
2002 (remaining six months)            $ 164
2003                                     317
2004                                     292
2005                                     250
2006                                     196
Thereafter                               858
                                     -------
    Total                            $ 2,077
                                     =======


Derivative Instruments

The Company conducts business on a global basis in several currencies. As such, it is exposed to adverse movements in foreign currency exchange rates. The Company enters into foreign exchange forward contracts to reduce the short-term impact of foreign currency fluctuations on foreign currency receivables, investments, and payables. The gains and losses on the foreign exchange forward contracts offset the transaction gains and losses on the foreign currency receivables, investments, and payables recognized in earnings.

The Company does not enter into foreign exchange forward contracts for trading purposes. Gains and losses on the contracts are included in interest and other income (losses), net, in the Company's Consolidated Statements of Operations and offset foreign exchange gains or losses from the revaluation of intercompany balances or other current assets, investments, and liabilities denominated in currencies other than the functional currency of the reporting entity. The Company's foreign exchange forward contracts related to current assets and liabilities generally range from one to three months in original maturity. Additionally, the Company enters into foreign exchange forward contracts related to long-term financing commitments with maturities of up to three years. The foreign exchange contracts related to investments generally have maturities of less than one year.

The Company periodically hedges foreign currency forecasted transactions related to certain operating expenses with purchased currency options. These transactions are treated as cash flow hedges in accordance with Statement of Financial Accounting Standards No. 133. These purchased currency options generally have maturities of less than one year. The Company does not purchase currency options for trading purposes.

                               CISCO SYSTEMS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


Foreign exchange forward and option contracts as of January 26, 2002 are summarized as follows (in millions):

                            Notional        Fair
                             Amount         Value
                            --------       ------
Forward contracts:
    Purchased                $  725         $ --
    Sold                     $1,209         $ 10
Option contracts:
    Purchased                $  403         $  6



The Company has entered into forward sale agreements of equity securities as fair value hedges of the changes in the fair value of equity securities. The investments were classified as available for sale.

The Company's foreign exchange forward and option contracts and forward sale agreements expose the Company to credit risk to the extent that the counterparties may be unable to meet the terms of the agreement. The Company minimizes such risk by limiting its counterparties to major financial institutions. In addition, the potential risk of loss with any one party resulting from this type of credit risk is monitored. Management does not expect any material losses as a result of default by other parties.

Legal Proceedings

The Company is subject to legal proceedings, claims, and litigation arising in the ordinary course of business. While the outcome of these matters is currently not determinable, management does not expect that the ultimate costs to resolve these matters will have a material adverse effect on the Company's consolidated financial position, results of operations, or cash flows.

Beginning on April 20, 2001, a number of purported shareholder class action lawsuits were filed in the United States District Court for the Northern District of California against Cisco and certain of its officers and directors. The lawsuits are essentially identical, purport to bring suit on behalf of those who purchased the Company's publicly traded securities between August 10, 1999 and April 16, 2001, and have now been consolidated. Plaintiffs allege that defendants have made false and misleading statements, purport to assert claims for violations of the federal securities laws, and seek unspecified compensatory damages and other relief. Cisco believes the claims are without merit and intends to defend the actions vigorously.

In addition, beginning on April 23, 2001, a number of purported shareholder derivative lawsuits were filed in the Superior Court of California, County of Santa Clara, in addition to one filed in the Superior Court of California, County of San Mateo. Those state court actions have been coordinated. Two purported derivative suits have also been filed in the United States District

                               CISCO SYSTEMS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

Court for the Northern District of California, and those federal court actions have been consolidated. The complaints in the various derivative actions include claims for breach of fiduciary duty, waste of corporate assets, mismanagement, unjust enrichment and violations of the California Corporations Code, seek compensatory and other damages, disgorgement and other relief, and are based on essentially the same allegations as the class actions.

Certain Investments in Privately Held Companies

Cisco has entered into investment agreements with four privately held, development stage companies, pursuant to which Cisco has an option to acquire the remaining interests not owned by Cisco in each company for consideration consisting of shares of Cisco's common stock. In addition, each company has a put option enabling them to require Cisco to acquire the remaining interests not owned by Cisco in such company, subject to the fulfillment of various conditions, including the achievement of specified technology and other milestones.

In the case of three of the companies, the purchase prices for the remaining interests are generally based on the achievement of certain technology or other milestones by the companies. The maximum aggregate purchase price for the acquisition of the remaining interests in all of these companies would be approximately $500 million of Cisco common stock. Cisco anticipates that it will acquire the remaining interests in these companies within the next six months. To date, Cisco has funded an aggregate of $38 million of its $58 million investment commitment in these companies. Since making its initial investments in each of these companies, Cisco has expensed approximately $29 million of this funding as research and development costs, which is Cisco's proportionate share of net losses reported by the privately held companies, as if such losses constituted development costs of Cisco. Cisco's proportionate share of the losses is based on its percentage of the total cash invested in each company.

In the case of the fourth company, the purchase price for the remaining interest would be based upon a valuation to be determined by applying a multiple to the actual revenue generated from sales of the company's products during a specified three-month period, on an annualized basis. The acquisition, if it occurs, is expected to close no later than July 2004. The purchase price is not determinable at this time, and will range from $0 to a maximum purchase price of $2.5 billion in Cisco shares valued at the time of closing. The company's put option is exercisable only if the company has satisfactorily completed the development of a specified product by a specified date and commercial sales of that product have commenced. As of January 26, 2002, Cisco had funded $42 million of its $84 million investment commitment to this company. Upon full funding of its commitment, which is subject to termination if certain milestones are not achieved, Cisco will hold a promissory note that is convertible into approximately 44% of the equity of the company. If either Cisco's option or the company's put option is exercised, Cisco is also committed to provide additional funding to the company through the closing of the acquisition of approximately $100 million. Since making its initial investment in the third quarter of fiscal 2001, Cisco has expensed $38 million as research and development costs, which

                               CISCO SYSTEMS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

is equal to 100% of the net losses reported by the privately held company, as if such losses constituted development costs of Cisco.

Purchase Commitments

The Company uses several supply partners to manufacture its products. During the normal course of business, in order to reduce manufacturing lead times and ensure adequate component supply, the Company enters into agreements with certain supply partners which allow these partners to procure inventory based upon criteria as defined by the Company. As of January 26, 2002, the Company may be committed to purchase approximately $800 million of inventory.

Other Commitments

In fiscal 2001, the Company entered into an agreement to invest $1.05 billion in the SOFTBANK Asia Infrastructure Fund, which is required to be funded upon demand by the general partner of the fund. As of January 26, 2002, the Company has funded $100 million of this investment commitment.

The Company provides financing to certain qualified customers to be used for the purchase of equipment and other needs through its wholly-owned subsidiary, Cisco Systems Capital Corporation. At January 26, 2002, the outstanding loan commitments were approximately $1.7 billion, of which $1.0 billion is currently eligible for draw down. These loan commitments may be funded over a two- to three-year period provided these customers achieve specific business milestones and financial covenants.

The Company has entered into several agreements to purchase or construct real estate, subject to the satisfaction of certain conditions. As of January 26, 2002, the total amount of commitments, if certain conditions are met, was approximately $650 million.

The Company has a commitment of approximately $240 million to purchase the remaining portion of the minority interest of Cisco Systems, K.K. (Japan).

The Company also has certain other funding commitments of approximately $150 million related to its privately held investments.

                               CISCO SYSTEMS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


7. SHAREHOLDERS' EQUITY

Stock Repurchase Program

In September 2001, the Board of Directors authorized a stock repurchase program to acquire outstanding common stock in the open market or negotiated transactions. Under the program, up to $3 billion of Cisco common stock could be reacquired over two years. During the first six months of fiscal 2002, the Company repurchased and retired approximately 40 million shares of Cisco common stock for an aggregate purchase price of approximately $601 million.

Comprehensive Income (Loss)

The components of comprehensive income (loss), net of tax, are as follows (in millions):

                                               Three Months Ended           Six Months Ended
                                           --------------------------   ------------------------
                                           January 26,    January 27,   January 26,   January 27,
                                              2002           2001         2002          2001
                                           ----------     -----------   ----------    ----------
Net income                                   $   660       $   874       $   392       $ 1,672
Other comprehensive income (loss):
    Change in  unrealized gains and losses
      on investments, net of tax                  26        (1,134)          581        (2,263)
    Other                                        (10)           17           (12)           (2)
                                             -------       -------       -------       -------
      Total                                  $   676       $  (243)      $   961       $  (593)
                                             =======       =======       =======       =======

During the first six months of fiscal 2002, the Company recorded a charge of $858 million related to the impairment of certain publicly traded securities in its investment portfolio in accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities." The impairment charge was related to the declines in the fair value of the Company's publicly traded equity investments below the cost basis that were judged to be other-than-temporary. The change in the unrealized gains and losses on investments during the first six months of fiscal 2002 was primarily related to the recognition of this impairment charge, net of tax.

                               CISCO SYSTEMS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

8. INCOME TAXES

The Company paid net income taxes of $550 million for the first six months of fiscal 2002 and received net income tax refunds of $118 million for the first six months of fiscal 2001. The Company's income taxes currently payable for federal and state purposes have been reduced by the tax benefits from employee stock option transactions. These benefits totaled $49 million and $1.7 billion in the first six months of fiscal 2002 and 2001, respectively, and were reflected as a credit to additional paid-in capital in the Consolidated Statements of Shareholders' Equity. In the first six months of fiscal 2001, the Company's valuation allowance against gross deferred tax assets attributable to employee stock option transactions increased by $479 million and was reflected as a debit to additional paid-in capital in the Consolidated Statements of Shareholders' Equity.

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

                               CISCO SYSTEMS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

Summarized financial information by theater for the second quarter and first six months of fiscal 2002 and 2001, as taken from the internal management system previously discussed, is as follows (in millions):

                                         Three Months Ended       Six Months Ended
                                       ----------------------  ----------------------
                                       January 26, January 27, January 26, January 27,
                                          2002        2001        2002        2001
                                       ----------  ----------  ----------- ----------
Net sales:
    Americas                            $  2,781    $  3,831    $  5,577    $  7,542
    EMEA                                   1,212       1,823       2,267       3,583
    Asia Pacific                             435         672         827       1,282
    Japan                                    388         422         593         860
                                        --------    --------    --------    --------
      Total                             $  4,816    $  6,748    $  9,264    $ 13,267
                                        ========    ========    ========    ========

Gross margin:
    Americas                            $  2,076    $  2,676    $  4,095    $  5,371
    EMEA                                     968       1,362       1,782       2,683
    Asia Pacific                             353         451         658         890
    Japan                                    325         323         478         676
                                        --------    --------    --------    --------
      Standard margin                      3,722       4,812       7,013       9,620
    Production overhead                     (160)       (147)       (351)       (301)
    Manufacturing variances and other
      related costs                         (592)       (498)     (1,000)     (1,011)
                                        --------    --------    --------    --------
      Total                             $  2,970    $  4,167    $  5,662    $  8,308
                                        ========    ========    ========    ========

Substantially all of the Company's assets at January 26, 2002 and July 28, 2001 were attributable to U.S. operations. In the second quarter and first six months of fiscal 2002 and 2001, no single customer accounted for 10% or more of the Company's net sales.

                               CISCO SYSTEMS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


Identification of Revenue Deferrals and Adjustments to Revenue Categories and Resulting Reclassification

Historically, the Company's internal management system has not identified all revenue adjustments and deferrals to geographic and product categories. Cisco has been developing a process to attribute all adjustments and deferrals to each revenue category which provides more useful and meaningful data relating to specific revenue categories and resulting trends. Accordingly, the Company has identified the revenue adjustments and deferrals to geographic theaters and specific product categories, for each of the past six quarters, and reclassified the reported amounts to reflect the adjustments to each revenue category.

The following table presents net sales by geographic theater on "as previously reported" and "as reclassified" basis (in millions):

                                                 Three Months Ended                             Three Months Ended       Six Months
                                      ---------------------------------------------           ------------------------     Ended
                                      Oct. 28,     Jan. 27,    Apr. 28,    July 28,    Fiscal     Oct. 27,    Jan. 26,    Jan. 26,
                                        2000        2001        2001        2001        2001        2001       2002*        2002*
                                      --------    --------    --------    --------    --------    --------    --------    --------
NET SALES (AS PREVIOUSLY REPORTED):
    Americas                          $  4,632    $  4,197    $  3,225    $  3,076    $ 15,130    $  3,007    $  2,868    $  5,875
    EMEA                                 1,845       1,991       1,358       1,094       6,288       1,197       1,213       2,410
    Asia Pacific                           669         731         478         506       2,384         400         430         830
    Japan                                  484         434         341         281       1,540         325         332         657
    Revenue adjustments                   (608)       (545)       (515)       (321)     (1,989)       (151)        (72)       (223)
    Revenue deferrals                     (503)        (60)       (159)       (338)     (1,060)       (330)         45        (285)
                                      --------    --------    --------    --------    --------    --------    --------    --------
      Total                           $  6,519    $  6,748    $  4,728    $  4,298    $ 22,293    $  4,448    $  4,816    $  9,264
                                      ========    ========    ========    ========    ========    ========    ========    ========

NET SALES (AS RECLASSIFIED):
    Americas                          $  3,711    $  3,831    $  2,635    $  2,563    $ 12,740    $  2,796    $  2,781    $  5,577
    EMEA                                 1,760       1,823       1,303       1,017       5,903       1,055       1,212       2,267
    Asia Pacific                           610         672         453         458       2,193         392         435         827
    Japan                                  438         422         337         260       1,457         205         388         593
                                      --------    --------    --------    --------    --------    --------    --------    --------
      Total                           $  6,519    $  6,748    $  4,728    $  4,298    $ 22,293    $  4,448    $  4,816    $  9,264
                                      ========    ========    ========    ========    ========    ========    ========    ========


* The financial data for the three and six months ended January 26, 2002 is reported for the first time in the Form 10-Q.

                               CISCO SYSTEMS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

The following table presents standard margins by geographic theater on "as previously reported" and "as reclassified" basis (in millions):

                                                    Three Months Ended                         Three Months Ended   Six Months
                                         ----------------------------------------              -------------------    Ended
                                         Oct. 28,   Jan. 27,  Apr. 28,   July 28,    Fiscal    Oct. 27,   Jan. 26,   Jan. 26,
                                          2000        2001      2001      2001        2001      2001        2002*     2002*
                                        --------   --------   --------   --------   --------   --------   --------   --------
GROSS MARGIN (AS PREVIOUSLY REPORTED):
    Americas                            $  3,373   $  3,003   $  2,377   $  2,287   $ 11,040   $  2,197   $  2,171   $  4,368
    EMEA                                   1,384      1,513      1,019        821      4,737        934        970      1,904
    Asia Pacific                             482        504        311        368      1,665        312        348        660
    Japan                                    387        334        259        219      1,199        254        269        523
                                        --------   --------   --------   --------   --------   --------   --------   --------
      Standard margin                      5,626      5,354      3,966      3,695     18,641      3,697      3,758      7,455
    Revenue adjustments                     (608)      (545)      (515)      (321)    (1,989)      (151)       (72)      (223)
    Revenue deferrals                       (503)       (60)      (159)      (338)    (1,060)      (330)        45       (285)
    Cost of sales adjustments                293         63        113        112        581         75         (9)        66
    Production overhead                     (154)      (147)      (150)      (164)      (615)      (191)      (160)      (351)
    Manufacturing variances and other
      related costs                         (513)      (498)    (2,927)      (548)    (4,486)      (408)      (592)    (1,000)
                                        --------   --------   --------   --------   --------   --------   --------   --------
      Total                             $  4,141   $  4,167   $    328   $  2,436   $ 11,072   $  2,692   $  2,970   $  5,662
                                        ========   ========   ========   ========   ========   ========   ========   ========

GROSS MARGIN (AS RECLASSIFIED):
    Americas                            $  2,695   $  2,676   $  1,886   $  1,861   $  9,118   $  2,019   $  2,076   $  4,095
    EMEA                                   1,321      1,362        973        757      4,413        814        968      1,782
    Asia Pacific                             439        451        290        328      1,508        305        353        658
    Japan                                    353        323        256        202      1,134        153        325        478
                                        --------   --------   --------   --------   --------   --------   --------   --------
      Standard margin                      4,808      4,812      3,405      3,148     16,173      3,291      3,722      7,013
    Production overhead                     (154)      (147)      (150)      (164)      (615)      (191)      (160)      (351)
    Manufacturing variances and other
      related costs                         (513)      (498)    (2,927)      (548)    (4,486)      (408)      (592)    (1,000)
                                        --------   --------   --------   --------   --------   --------   --------   --------
      Total                             $  4,141   $  4,167   $    328   $  2,436   $ 11,072   $  2,692   $  2,970   $  5,662
                                        ========   ========   ========   ========   ========   ========   ========   ========


      * The financial data for the three and six months ended January 26, 2002 is reported for the first time in the Form 10-Q.

                               CISCO SYSTEMS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

The following table presents net sales for groups of similar products and services on "as previously reported" and "as reclassified" basis (in millions):

                                                Three Months Ended                               Three Months Ended    Six Months
                                    --------------------------------------------                --------------------     Ended
                                    Oct. 28,    Jan. 27,    Apr. 28,    July 28,     Fiscal     Oct. 27,    Jan. 26,    Jan. 26,
                                      2000        2001        2001        2001        2001        2001        2002*       2002*
                                    --------    --------    --------    --------    --------    --------    --------    --------
NET SALES (AS PREVIOUSLY REPORTED):
    Routers                         $  2,818    $  2,375    $  1,747    $  1,715    $  8,655    $  1,607    $  1,600    $  3,207
    Switches                           2,809       3,283       2,558       1,936      10,586       1,993       2,014       4,007
    Access                               810         616         452         455       2,333         316         266         582
    Services                             608         684         721         721       2,734         792         794       1,586
    Other                                642         619         400         458       2,119         479         431         910
    Revenue adjustments                 (665)       (769)       (991)       (649)     (3,074)       (409)       (334)       (743)
    Revenue deferrals                   (503)        (60)       (159)       (338)     (1,060)       (330)         45        (285)
                                    --------    --------    --------    --------    --------    --------    --------    --------
      Total                         $  6,519    $  6,748    $  4,728    $  4,298    $ 22,293    $  4,448    $  4,816    $  9,264
                                    ========    ========    ========    ========    ========    ========    ========    ========

NET SALES (RECLASSIFIED):
    Routers                         $  2,406    $  2,060    $  1,361    $  1,352    $  7,179    $  1,361    $  1,502    $  2,863
    Switches                           2,455       2,947       2,069       1,508       8,979       1,731       1,882       3,613
    Access                               618         517         365         355       1,855         256         243         499
    Services                             608         684         721         721       2,734         792         794       1,586
    Other                                432         540         212         362       1,546         308         395         703
                                    --------    --------    --------    --------    --------    --------    --------    --------
      Total                         $  6,519    $  6,748    $  4,728    $  4,298    $ 22,293    $  4,448    $  4,816    $  9,264
                                    ========    ========    ========    ========    ========    ========    ========    ========

* The financial data for the three and six months ended January 26, 2002 is reported for the first time in the Form 10-Q.

                               CISCO SYSTEMS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

10. NET INCOME PER SHARE

The following table presents the calculation of basic and diluted net income per share (in millions, except per-share amounts):

                                          Three Months Ended              Six Months Ended
                                       --------------------------    --------------------------
                                       January 26,    January 27,    January 26,    January 27,
                                          2002           2001           2002           2001
                                       -----------    -----------    -----------    -----------
Net income                               $  660         $  874         $  392         $1,672
                                         ======         ======         ======         ======

Weighted-average shares--basic            7,311          7,144          7,309          7,121
Effect of dilutive securities:
    Employee stock options                  185            412            171            446
                                         ------         ------         ------         ------
Weighted-average shares--diluted          7,496          7,556          7,480          7,567
                                         ======         ======         ======         ======

Net income per share--basic              $ 0.09         $ 0.12         $ 0.05         $ 0.23
                                         ======         ======         ======         ======

Net income per share--diluted            $ 0.09         $ 0.12         $ 0.05         $ 0.22
                                         ======         ======         ======         ======

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain statements contained in this Quarterly Report on Form 10-Q, including, without limitation, statements containing the words "believes," "anticipates," "estimates," "expects," "projections," and words of similar import, constitute "forward-looking statements." You should not place undue reliance on these forward-looking statements. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including the risks faced by us described below under the heading "Risk Factors" and elsewhere in this Quarterly Report, and in other documents we file with the Securities and Exchange Commission.

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires management to make judgments, assumptions and estimates that affect the amounts reported in the Consolidated Financial Statements and accompanying notes. Note 2 to the Consolidated Financial Statements in the Annual Report on Form 10-K for the fiscal year ended July 28, 2001 describes the significant accounting policies and methods used in the preparation of the Consolidated Financial Statements. Estimates are used for, but not limited to, the accounting for the allowance for doubtful accounts and sales returns, inventory allowances, warranty costs, investment impairments, goodwill impairments, contingencies, restructuring costs and other special charges and taxes. Actual results could differ from these estimates. The following critical accounting policies are impacted significantly by judgments, assumptions and estimates used in the preparation of the Consolidated Financial Statements.

The allowance for doubtful accounts is based on our assessment of the collectibility of specific customer accounts and the aging of the accounts receivable. If there is a deterioration of a major customer's credit worthiness or actual defaults are higher than our historical experience, our estimates of the recoverability of amounts due us could be adversely affected.

A reserve for sales returns is established based on historical trends in product returns. If the actual future returns do not reflect the historical data, our revenue could be affected.

Inventory purchases and commitments are based upon future demand forecasts. If there is a sudden and significant decrease in demand for our products or there is a higher risk of inventory obsolescence because of rapidly changing technology and customer requirements, we may be required to increase our inventory allowances and our gross margin could be adversely affected.

We accrue for warranty costs based on the expected material and labor usage costs to provide warranty services. If we experience an increase in warranty claims which are higher than our historical experience, our gross margin could be adversely affected.

We have experienced significant volatility in the market prices of our publicly traded equity investments. These investments are recorded on the balance sheet at fair value and we recognize an impairment charge when the decline in the fair value below the cost basis is judged to be other-than-temporary. We consider various factors in determining whether we should recognize

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

an impairment charge including, but not limited to, the length of time and extent to which the market value has been less than our cost basis, the financial condition and near-term prospects of the issuer and our intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value. The ultimate value realized on these equity investments is subject to market volatility until they are sold.

We will perform goodwill impairment tests on an annual basis and between annual tests in certain circumstances. In response to changes in industry and market conditions, we may strategically realign our resources and consider restructuring, disposing of, or otherwise exiting businesses, which could result in an impairment of goodwill.

We are subject to the possibility of various loss contingencies arising in the ordinary course of business. We consider the likelihood of the loss or impairment of an asset or the incurrence of a liability as well as our ability to reasonably estimate the amount of loss in determining loss contingencies. An estimated loss contingency is accrued when it is probable that a liability has been incurred or an asset has been impaired and the amount of loss can be reasonably estimated. We regularly evaluate current information available to us to determine whether such accruals should be adjusted.

Net Sales and Gross Margin

The net sales and gross margin for the second quarter and first six months of fiscal 2002 and 2001 were as follows (in millions, except percentages):

                      Three Months Ended               Six Months Ended
                  ---------------------------     ---------------------------
                  January 26,     January 27,     January 26,     January 27,
                     2002            2001            2002            2001
                  -----------     -----------     -----------     -----------
Net Sales:
    Product        $   4,022       $   6,064       $   7,678       $  11,975
    Services             794             684           1,586           1,292
                   ---------       ---------       ---------       ---------
       Total       $   4,816       $   6,748       $   9,264       $  13,267
                   =========       =========       =========       =========

Gross Margin:
    Product             60.4%           61.9%           59.7%           63.0%
    Services            68.1%           60.4%           67.9%           59.2%
                   ---------       ---------       ---------       ---------
       Total            61.7%           61.8%           61.1%           62.6%
                   =========       =========       =========       =========

Net product revenue in the second quarter of fiscal 2002 decreased by 33.7% from the second quarter of fiscal 2001. Net product revenue in the first six months of fiscal 2002 decreased by 35.9% from the first six months of fiscal 2001. The decrease in net product revenue for the second quarter and first six months of fiscal 2002 compared to the same periods last year was

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

primarily a result of decreased unit sales of router, switch, and access products due to the unfavorable economic conditions and capital spending environment compared to the period a year ago. Net product revenue in the second quarter of fiscal 2002 increased by 10.0% compared with net product revenue of $3.7 billion in the first quarter of fiscal 2002.

The decrease in product gross margin for the second quarter and first six months of fiscal 2002 compared to the same periods last year was primarily due to lower shipment volumes and the absorption of related manufacturing overhead partially offset by an excess inventory benefit. Excluding the excess inventory benefit, product gross margin was 55.5% in the second quarter of fiscal 2002 compared with 51.0% in the first quarter of fiscal 2002.

Due to a sudden and significant decrease in demand for our products in the third quarter of fiscal 2001, inventory levels exceeded our estimated requirements based on demand forecasts and an additional excess inventory charge of $2.2 billion was recorded in accordance with our accounting policy. This additional excess inventory charge was subsequently reduced in the fourth quarter of fiscal 2001 by a $187 million benefit primarily related to lower settlement charges for purchase commitments. In the first and second quarter of fiscal 2002, this additional excess inventory charge was further reduced by a $290 million and $195 million benefit, respectively, primarily related to inventory used to manufacture products sold and the settlement of purchase commitments for less than the estimated amount, which was credited to the provision for inventory. As of January 26, 2002, the remaining additional excess inventory reserve balance was $139 million. For additional information regarding the additional excess inventory reserve, see Note 4 "Restructuring Costs and Other Special Charges and Provision for Inventory" to the Consolidated Financial Statements.

Net service revenue in the second quarter of fiscal 2002 increased by 16.1% from the second quarter of fiscal 2001. Net service revenue in the first six months of fiscal 2002 increased by 22.8% from the first six months of fiscal 2001. The increase in net service revenue for the second quarter and first six months of fiscal 2002 compared to the same periods last year was primarily due to the increase in support revenue related to a higher installed base of networking equipment. Service revenue is generally deferred and, in most cases, recognized ratably over the service period obligations, which are typically one to three years. Net service revenue in the second quarter of fiscal 2002 remained relatively constant compared to net service revenue of $792 million in the first quarter of fiscal 2002. The increase in service margin for the second quarter and first six months of fiscal 2002 compared to the same periods last year was primarily due to cost efficiencies in our technical assistance centers. Service margin was 67.7% in the first quarter of fiscal 2002.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

We manage our business based on four geographic theaters: the Americas; Europe, the Middle East, and Africa ("EMEA"); Asia Pacific; and Japan. Financial information by theater for the second quarter and first six months of fiscal 2002 and 2001 is summarized in the following table (in millions):

                                              Three Months Ended            Six Months Ended
                                          --------------------------    --------------------------
                                          January 26,    January 27,    January 26,    January 27,
                                             2002           2001           2002           2001
                                          -----------    -----------    -----------    -----------
Net sales:
    Americas                               $  2,781       $  3,831       $  5,577       $  7,542
    EMEA                                      1,212          1,823          2,267          3,583
    Asia Pacific                                435            672            827          1,282
    Japan                                       388            422            593            860
                                           --------       --------       --------       --------
      Total                                $  4,816       $  6,748       $  9,264       $ 13,267
                                           ========       ========       ========       ========

Gross margin:
    Americas                               $  2,076       $  2,676       $  4,095       $  5,371
    EMEA                                        968          1,362          1,782          2,683
    Asia Pacific                                353            451            658            890
    Japan                                       325            323            478            676
                                           --------       --------       --------       --------
      Standard margin                         3,722          4,812          7,013          9,620
    Production overhead                        (160)          (147)          (351)          (301)
    Manufacturing variances and other
      related costs                            (592)          (498)        (1,000)        (1,011)
                                           --------       --------       --------       --------
      Total                                $  2,970       $  4,167       $  5,662       $  8,308
                                           ========       ========       ========       ========

The following table shows the standard margin for each theater:

                                              Three Months Ended             Six Months Ended
                                          --------------------------    --------------------------
                                          January 26,    January 27,    January 26,    January 27,
                                             2002           2001           2002           2001
                                          -----------    -----------    -----------    -----------
Standard margin:
    Americas                                 74.6%          69.9%          73.4%          71.2%
    EMEA                                     79.9%          74.7%          78.6%          74.9%
    Asia Pacific                             81.1%          67.1%          79.6%          69.4%
    Japan                                    83.8%          76.5%          80.6%          78.6%
                                             ----           ----           ----           ----
    Total                                    77.3%          71.3%          75.7%          72.5%
                                             ====           ====           ====           ====

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Product gross margin may be adversely affected in the future by increases in material or labor costs, excess inventory, obsolescence charges, changes in shipment volume, loss of cost savings, price competition, and changes in channels of distribution or in the mix of products sold. If product or related warranty costs associated with our products are greater than we have experienced, product gross margin may also be adversely affected. Product gross margin may also be impacted by geographic mix, as well as the mix of configurations within each product group. We continue to utilize third-party or indirect-distribution channels, which generally results in a lower product gross margin. These distribution channels are generally given privileges to return inventory and participate in various cooperative marketing programs. In addition, increasing third-party and indirect-distribution channels generally result in greater difficulty in forecasting the mix of our products, and to a certain degree, the timing of orders from our customers. We recognize revenue to two-tier distributors based on information provided by our distributors and also maintain accruals and allowances for all cooperative marketing and other programs. Service gross margin will typically experience some variability over time due to various factors such as the changes in mix between support and professional services, as well as the timing of support contract renewals.

Research and Development, Sales and Marketing, and General and Administrative Expenses

Research and development ("R&D"), sales and marketing, and general and administrative ("G&A") expenses are summarized in the following table (in millions, except percentages):

                                            Three Months Ended                      Six Months Ended
                                       ------------------------------        ------------------------------
                                       January 26,        January 27,        January 26,        January 27,
                                          2002               2001               2002               2001
                                       -----------        -----------        -----------        -----------
Research and development                $    862           $  1,012           $  1,779           $  1,959
       Percentage of net sales              17.9%              15.0%              19.2%              14.8%

Sales and marketing                     $  1,071           $  1,434           $  2,167           $  2,796
       Percentage of net sales              22.2%              21.3%              23.4%              21.1%

General and administrative              $    148           $    196           $    299           $    392
       Percentage of net sales               3.1%               2.9%               3.2%               3.0%

In the third quarter of fiscal 2001, we announced a restructuring program to prioritize our initiatives around a focus on profit contribution, high-growth areas of our business, reduction of expenses, and improved efficiency. This restructuring program included a worldwide workforce reduction, consolidation of excess facilities, and restructuring of certain business functions. For additional information regarding the restructuring program, see Note 4 "Restructuring Costs and Other Special Charges and Provision for Inventory" to the Consolidated Financial Statements.

R&D, sales and marketing, and G&A expenses as a percentage of net sales have increased compared with the second quarter and first six months of fiscal 2001 primarily due to the decline

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

in net sales. R&D, sales and marketing, and G&A expenses decreased in absolute dollars from the prior year primarily due to the impact of the restructuring program and cost control measures to contain hiring and reduce discretionary spending. As a result, these expenses have been reduced on a quarterly basis by approximately $600 million compared to the high point in the second quarter of fiscal 2001.

R&D expenses in the second quarter of fiscal 2002 decreased by 14.8% from the second quarter of fiscal 2001. R&D expenses in the first six months of fiscal 2002 decreased by 9.2% from the first six months of fiscal 2001. R&D expenses in the second quarter of fiscal 2002 decreased by 6.0% compared with R&D expenses of $917 million in the first quarter of fiscal 2002. A significant portion of the decrease in R&D expenses for the second quarter and first six months of fiscal 2002 compared to the same periods last year was due to lower expenditures on prototypes, lower depreciation on lab equipment, and reduced discretionary spending. R&D includes efforts in a wide variety of areas such as data, voice, and video over IP; advanced access technologies such as cable and other broadband technologies; advanced enterprise switching; optical transport; storage networking; content networking; security; network management; advanced core and edge routing technologies; among others. We have also continued to purchase technology in order to bring a broad range of products to the market in a timely fashion. If we believe that we are unable to enter a particular market in a timely manner with internally developed products, we may license technology from other businesses or acquire businesses as an alternative to internal R&D. All of our R&D costs have been expensed as incurred.

Sales and marketing expenses in the second quarter of fiscal 2002 decreased by 25.3% from the second quarter of fiscal 2001. Sales and marketing expenses in the first six months of fiscal 2002 decreased by 22.5% from the first six months of fiscal 2001. Sales and marketing expenses in the second quarter of fiscal 2002 decreased by 2.3% compared with sales and marketing expenses of $1.1 billion in the first quarter of fiscal 2002. The decrease in sales and marketing expenses for the second quarter and first six months of fiscal 2002 compared to the same periods last year was principally due to the decrease in the size of our sales force and marketing organization, reduced marketing and advertising investments associated with existing and new product introductions, and reduced investments in general corporate branding. However, we have continued our efforts to invest in certain key areas, such as expansion of our end-to-end networking strategy and service provider coverage, in order to be positioned to take advantage of future market opportunities.

G&A expenses in the second quarter of fiscal 2002 decreased by 24.5% from the second quarter of fiscal 2001. G&A expenses in the first six months of fiscal 2002 decreased by 23.7% from the first six months of fiscal 2001. G&A expenses in the second quarter of fiscal 2002 decreased by 2.0% compared with G&A expenses of $151 million in the first quarter of fiscal 2002. The decrease in G&A expenses for the second quarter and first six months of fiscal 2002 compared to the same periods last year was primarily related to the reductions in investments in infrastructure, personnel in support and administrative functions, and discretionary spending.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Amortization of Goodwill

We elected to early-adopt Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142") effective the beginning of fiscal 2002. In accordance with SFAS 142, we ceased amortizing goodwill. We are required to perform goodwill impairment tests on an annual basis and between annual tests in certain circumstances. As of January 26, 2002, no impairment of goodwill has been recognized. There can be no assurance that future goodwill impairment tests will not result in a charge to earnings. For additional information regarding SFAS 142, see Note 2 "Summary of Significant Accounting Policies" to the Consolidated Financial Statements.

Amortization of Purchased Intangible Assets

Amortization of purchased intangible assets included in operating expenses was $136 million in the second quarter of fiscal 2002, compared to $87 million in the second quarter of fiscal 2001. Amortization of purchased intangible assets included in operating expenses was $282 million in the first six months of fiscal 2002, compared to $168 million in the first six months of fiscal 2001. Amortization of purchased intangible assets in the first quarter of fiscal 2002 was $146 million. The increase in the amortization of purchased intangible assets for the second quarter and first six months of fiscal 2002 compared to the same periods last year was primarily related to the additional amortization from recent acquisitions and accelerated amortization for certain technology and patent intangibles due to a reduction in their estimated useful lives. For additional information regarding purchased intangible assets, see Note 3 "Business Combinations" to the Consolidated Financial Statements.

In-Process Research and Development

The amount expensed to in-process research and development ("in-process R&D") arose from purchase acquisitions (see Note 3 to the Consolidated Financial Statements). The fair values of the existing purchased technology and patents, as well as the technology currently under development, were determined using the income approach, which discounts expected future cash flows to present value. The discount rates used in the present value calculations were typically derived from a weighted-average cost of capital analysis and venture capital surveys, adjusted upward to reflect additional risks inherent in the development life cycle. We consider the pricing model for products related to these acquisitions to be standard within the high-technology communications equipment industry. However, we do not expect to achieve a material amount of expense reductions or synergies as a result of integrating the acquired in-process technology. Therefore, the valuation assumptions do not include significant anticipated cost savings.

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

planning, designing, experimenting, and testing activities necessary to determine that the technologies can meet market expectations, including functionality and technical requirements. Failure to bring these products to market in a timely manner could result in a loss of market share or a lost opportunity to capitalize on emerging markets and could have a material adverse impact on our business and operating results.

The following table summarizes the key assumptions underlying the valuations for our purchase acquisitions completed in the first six months of fiscal 2002 (in millions, except percentages):

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

Interest and Other Income (Losses), Net

Interest and other income (losses), net, were $179 million in the second quarter of fiscal 2002, compared with $275 million in the second quarter of fiscal 2001. Interest and other income (losses), net, were ($509) million in the first six months of fiscal 2002, compared with $695 million in the first six months of fiscal 2001. The decrease in interest and other income (losses), net, for the second quarter of fiscal 2002 compared to the same period last year was primarily due to the impact of lower average interest rates and lower net gains on investments. Interest and other income (losses), net, for the first six months of fiscal 2002 included a charge of $858 million related to the impairment on certain publicly traded securities in our investment portfolio. In accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities," we have recorded an impairment charge related to the declines in the fair value of our publicly traded equity investments below their cost basis that were judged to be other-than-temporary.

Provision for Income Taxes

The effective tax rate was 29.2% for the second quarter of fiscal 2002 and 33.4% for the first six months of fiscal 2002. The effective tax rate differs from the statutory rate primarily due to the

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

impact of nondeductible in-process R&D, acquisition-related costs, research and experimentation tax credits, and the tax impact of foreign operations. Our future effective tax rates could be adversely affected if earnings are lower than anticipated in countries where we have lower statutory rates or by unfavorable changes in tax laws and regulations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

Cash and cash equivalents and total investments, including restricted investments, were $21.0 billion at January 26, 2002, an increase of $2.5 billion from July 28, 2001. The increase was primarily a result of cash provided by operating activities of $3.4 billion and cash provided by the issuance of common stock of $384 million. This increase was partially offset by cash used in capital expenditures of $482 million, cash used for the repurchase of common stock of $601 million, and a net decrease of $118 million in the fair value of investments. We expect our cash provided by operating activities may fluctuate in future periods as a result of fluctuations in our operating results, shipment linearity and accounts receivable collections, inventory management, and the timing of payments, among others. For additional discussion, see also the Risk Factors section below.

Accounts receivable decreased 21.6% from July 28, 2001 to January 26, 2002. Days sales outstanding in receivables decreased to 22 days at January 26, 2002 from 31 days at July 28, 2001. The decrease in accounts receivable and days sales outstanding were primarily due to shipment linearity and process improvements in billing and collections.

Inventories decreased 39.3% from July 28, 2001 to January 26, 2002. Inventory turns, excluding the additional excess inventory benefit previously discussed, were 7.0 for the second quarter of fiscal 2002 and 5.5 for the first quarter of fiscal 2002. The inventory levels and inventory turns reflected our ongoing effort to reduce our manufacturing inventory balance. Inventory management remains an area of focus as we balance the need to maintain strategic inventory levels to ensure competitive lead times versus the risk of inventory obsolescence because of rapidly changing technology and customer requirements.

We have entered into several agreements to lease sites in San Jose, California (where our headquarters are established) and surrounding areas; Boxborough, Massachusetts; Salem, New Hampshire; Richardson, Texas; and Research Triangle Park, North Carolina where we have pledged $1.2 billion of our investments as collateral for certain obligations under the leases. We may occupy more leased property in the future that will require similar pledged securities; however, we do not expect the impact of this activity to be material to our liquidity position.

We have entered into investment agreements with four privately held, development stage companies, pursuant to which we have an option to acquire the remaining interests not owned by us in each company for consideration consisting of shares of Cisco common stock. In addition, each company has a put option enabling them to require us to acquire the remaining interests not owned by us in such company, subject to the fulfillment of various conditions, including the achievement of specified technology and other milestones.

In the case of three of the companies, the purchase prices for the remaining interests are generally based on the achievement of certain technology or other milestones by the companies. The maximum aggregate purchase price for the acquisition of the remaining interests in all of

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

these companies would be approximately $500 million of Cisco common stock. We anticipate that we will acquire the remaining interests in these companies within the next six months. To date, we have funded an aggregate of $38 million of our $58 million investment commitment in these companies. Since making our initial investments in each of these companies, we have expensed approximately $29 million of this funding as research and development costs, which is our proportionate share of net losses reported by the privately held companies, as if such losses constituted our development costs. Our proportionate share of the losses is based on our percentage of the total cash invested in each company.

In the case of the fourth company, the purchase price for the remaining interest would be based upon a valuation to be determined by applying a multiple to the actual revenue generated from sales of the company's products during a specified three-month period, on an annualized basis. The acquisition, if it occurs, is expected to close no later than July 2004. The purchase price is not determinable at this time, and will range from $0 to a maximum purchase price of $2.5 billion in Cisco shares valued at the time of closing. The company's put option is exercisable only if the company has satisfactorily completed the development of a specified product by a specified date and commercial sales of that product have commenced. As of January 26, 2002, we have funded $42 million of our $84 million investment commitment to this company. Upon full funding of our commitment, which is subject to termination if certain milestones are not achieved, we will hold a promissory note that is convertible into approximately 44% of the equity of the company. If either our option or the company's put option is exercised, we are also committed to provide additional funding to the company through the closing of the acquisition of approximately $100 million. Since making our initial investment in the third quarter of fiscal 2001, we have expensed $38 million as research and development costs, which is equal to 100% of the net losses reported by the privately held company as though such losses constituted our development costs.

We use several supply partners to manufacture our products. During the normal course of business, in order to reduce manufacturing lead times and ensure adequate component supply, we enter into agreements with certain supply partners which allow these partners to procure inventory based upon criteria as defined by us. As of January 26, 2002, we may be committed to purchase approximately $800 million of inventory.

In fiscal 2001, we entered into an agreement to invest $1.05 billion in the SOFTBANK Asia Infrastructure Fund, which is required to be funded upon demand by the general partner of the fund. As of January 26, 2002, we have funded $100 million of this investment commitment.

We provide financing to certain qualified customers to be used for the purchase of equipment and other needs through our wholly-owned subsidiary, Cisco Systems Capital Corporation. At January 26, 2002, the outstanding loan commitments were approximately $1.7 billion, of which $1.0 billion is currently eligible for draw down. These loan commitments may be funded over a two- to three-year period provided these customers achieve specific business milestones and financial covenants.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

We have entered into several agreements to purchase or construct real estate, subject to the satisfaction of certain conditions. As of January 26, 2002, the total amount of commitments, if certain conditions are met, was approximately $650 million.

We have a commitment of approximately $240 million to purchase the remaining portion of the minority interest of Cisco Systems, K.K. (Japan).

We also have certain other funding commitments of approximately $150 million related to our privately held investments.

In September 2001, the Board of Directors authorized a stock repurchase program to acquire outstanding common stock in the open market or negotiated transactions. Under the program, up to $3 billion of Cisco common stock could be reacquired over two years. During the first six months of fiscal 2002, we repurchased and retired approximately 40 million shares of Cisco common stock for an aggregate purchase price of approximately $601 million.

We believe that our current cash and cash equivalents, short-term investments, and cash generated from operations will satisfy our expected working capital needs, capital expenditures, investment requirements, stock repurchases, commitments (see Note 6 to the Consolidated Financial Statements) and other liquidity requirements associated with our existing operations through at least the next 12 months. In addition, there are no transactions, arrangements and other relationships with unconsolidated entities or other persons that are reasonably likely to affect materially liquidity or the availability of or requirements for capital resources.

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

YOU SHOULD EXPECT THAT OUR OPERATING RESULTS MAY FLUCTUATE IN FUTURE PERIODS

The results of operations for any quarter or fiscal year are not necessarily indicative of results to be expected in future periods. Our operating results have been in the past, and will continue to be, subject to quarterly and annual fluctuations as a result of a number of factors. These factors include:

-      Overall information technology spending

- Changes in general global economic conditions and specific market conditions in the communications and networking industries

-      Fluctuations in demand for our products and services

- The effects of terrorist activity and armed conflict, such as disruptions in general global economic activity, changes in logistics and security arrangements, and reduced customer demand for our products and services

- The long sales and implementation cycle for our products and the reduced visibility into our customers' spending plans and associated revenue

- Inventory levels and purchase commitments exceeding our estimated requirements based upon future demand forecasts

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

- The ability of our customers and suppliers to obtain financing or to fund capital expenditures

-      The trend toward sales of integrated network solutions

- The timing and amount of employer payroll tax to be paid on employees' gains on stock options exercised

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                  RISK FACTORS

- Actual events, circumstances, outcomes and amounts differing from judgments, assumptions and estimates used in determining the amounts of certain assets (including the amounts of related valuation allowances), liabilities and other items reflected in our financial statements.

As a consequence, operating results for a particular future period are difficult to predict, especially in recent periods. Any of the foregoing factors, or any other factors discussed elsewhere herein, could have a material adverse effect on our business, results of operations, and financial condition.

In response to changes in industry and market conditions, we may strategically realign our resources and consider restructuring, disposing of, or otherwise exiting businesses. Any decision to limit investment in or to dispose of or otherwise exit businesses may result in the recording of special charges, such as workforce reduction costs. Estimates with respect to the useful life or ultimate recoverability of our carrying basis of assets, including purchased intangible assets, could change as a result of such assessments and decisions. Additionally, we are required to perform goodwill impairment tests on an annual basis and between annual tests in certain circumstances. There can be no assurance that future goodwill impairment tests will not result in a charge to earnings.

WE ARE EXPOSED TO GENERAL GLOBAL ECONOMIC AND MARKET CONDITIONS

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

OPERATING RESULTS FOR A PARTICULAR QUARTER ARE DIFFICULT TO PREDICT

As a result of a variety of factors discussed herein, operating results for a particular quarter are extremely difficult to predict. Given the continued uncertainty surrounding many variables that may impact the industry we compete in, our visibility into future periods is limited. Our net sales may grow at a slower rate than experienced in past periods and, in particular periods, may decline. Our ability to meet financial expectations could also be adversely affected if the nonlinear sales pattern seen in certain of our past quarters recurs in future periods. We generally have had at least one quarter of the fiscal year when backlog has been reduced. In addition, in response to customer demand, we continue to attempt to reduce our product manufacturing lead times, which may result in corresponding reductions in order backlog. A decline in backlog

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                  RISK FACTORS

levels could result in more variability and less predictability in our quarter-to-quarter net sales and operating results going forward. On the other hand, for certain products, lead times are longer than our goal. If we cannot reduce manufacturing lead times for such products, our customers may place the same orders within our various sales channels, cancel orders, or not place further orders if shorter lead times are available from other vendors.

We plan our operating expense levels primarily based on forecasted revenue levels. These expenses and the impact of long-term commitments are relatively fixed in the short-term. A shortfall in revenue could lead to operating results being below expectations as we may not be able to quickly reduce these fixed expenses in response to short-term business changes.

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

WE EXPECT GROSS MARGIN VARIABILITY OVER TIME

Product gross margin may be adversely affected in the future by increases in material or labor costs, excess inventory, obsolescence charges, changes in shipment volume, loss of cost savings, price competition, and changes in channels of distribution or in the mix of products sold. If product or related warranty costs associated with our products are greater than we have experienced, product gross margin may also be adversely affected. Product gross margin may also be impacted by geographic mix, as well as the mix of configurations within each product group. We continue to utilize third-party or indirect-distribution channels, which generally results in a lower product gross margin. These distribution channels are generally given privileges to return inventory and participate in various cooperative marketing programs. In addition, increasing third-party and indirect-distribution channels generally results in greater difficulty in forecasting the mix of our products, and to a certain degree, the timing of orders from our customers. We recognize revenue to two-tier distributors based on information provided by our distributors and also maintain accruals and allowances for all cooperative marketing and other programs. Service gross margin will typically experience some variability over time due to various factors such as the changes in mix between support and professional services, as well as the timing of support contract renewals.

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

Manufacturing capacity and component supply constraints could be significant issues for us. We use several supply partners to manufacture our products. During the normal course of business, in order to reduce manufacturing lead times and ensure adequate component supply, we enter into agreements with certain supply partners which allow these partners to procure inventory based upon criteria as defined by us. For additional information regarding our purchase commitments, see Note 6 "Commitments and Contingencies" to the Consolidated Financial Statements. A reduction or interruption in supply, a significant increase in the price of one or more components, or a decrease in demand of products could materially adversely affect our business, operating results and financial condition and could materially damage customer relationships.

WE COMPETE IN THE HIGHLY COMPETITIVE TELECOMMUNICATIONS EQUIPMENT MARKET

We compete in the Internet infrastructure market, providing solutions for transporting data, voice, and video traffic across intranets, extranets, and the Internet. The market is characterized by rapid change, converging technologies, and a conversion to networking solutions that offer superior advantages. These market factors represent both an opportunity and a competitive threat to us. We compete with numerous vendors in each product category. The overall number of competitors providing niche product solutions may increase due to the market's long-term attractive growth. On the other hand, we expect the number of vendors supplying end-to-end

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

WE HAVE INVESTED IN AND WILL CONTINUE TO INVEST IN NEW AND EXISTING MARKET OPPORTUNITIES

We have made investments in headcount, inventory, manufacturing capacity, and product development through internal efforts and acquisitions, as a result of growth in existing opportunities and new or emerging opportunities in our target markets over the past years. We will continue to invest in these markets either through additional investments or through re-alignment of existing resources. If we are unable to meet expected revenue levels in a particular quarter, it could have a material, negative impact on our operating results for that period as we may not be able to react quickly enough to scale back expenses.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                  RISK FACTORS

SALES TO THE SERVICE PROVIDER MARKET ARE SUBJECT TO VARIATION

Sales to the service provider market have been characterized by large and often sporadic purchases. We have experienced decreases in sales to the service provider market. Sales activity in this industry depends upon the stage of completion of expanding network infrastructures, the availability of funding, and the extent that service providers are affected by regulatory, economic, and business conditions in the country of operations. Continued declines or delays in sales orders from this industry could have a material adverse effect on our business, operating results, and financial condition. The slowdown in the general economy, over-capacity, changes in the service provider market, and the constraints on capital availability have had a material adverse effect on many of our service provider customers, with a number of such customers going out of business or substantially reducing their expansion plans. These conditions have had a material adverse effect on our business and operating results, and we expect that these conditions may continue for the foreseeable future.

THE INDUSTRY IN WHICH WE COMPETE IS SUBJECT TO CONSOLIDATION

There has been a trend toward industry consolidation in our markets for several years. We expect this trend toward industry consolidation to continue as companies attempt to strengthen or hold their market positions in an evolving industry. We believe that industry consolidation may result in stronger competitors that are better able to compete as sole-source vendors for customers. This could lead to more variability in operating results as we compete to be a single or primary vendor solution and could have a material adverse effect on our business, operating results, and financial condition.

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

WE ARE EXPOSED TO FLUCTUATIONS IN THE EXCHANGE RATES OF FOREIGN CURRENCY

As a global concern, we face exposure to adverse movements in foreign currency exchange rates. These exposures may change over time as business practices evolve and could have a material adverse impact on our financial results and cash flows. Historically, our primary exposures have related to nondollar-denominated sales in Japan, Canada, and Australia and nondollar-denominated operating expenses in Europe, Latin America, and Asia where we sell primarily in U.S. dollars. Additionally, we have exposures to emerging market currencies which can have

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

The formal adoption of the euro on January 1, 2002 as the common currency for members of the European Union did not have a material adverse effect on our internal systems, operating results, or financial condition.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                  RISK FACTORS

WE FACE RISKS FROM THE UNCERTAINTIES OF REGULATION OF THE INTERNET

There are currently few laws or regulations that apply directly to access or commerce on the Internet. We could be materially adversely affected by regulation of the Internet and Internet commerce in any country where we operate. Such regulations could include matters such as voice over the Internet, encryption technology, and access charges for Internet service providers. Our business could be materially adversely affected by the changes in the regulations surrounding the telecommunications industry. The adoption of regulation of the Internet and Internet commerce could decrease demand for our products, and at the same time increase the cost of selling our products, which could have a material adverse effect on our business, operating results, and financial condition.

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

WE FACE CERTAIN LITIGATION RISKS

We are a party to lawsuits in the normal course of our business. Litigation can be expensive, lengthy and disruptive to normal business operations. Moreover, the results of complex legal proceedings are difficult to predict. An unfavorable resolution of a particular lawsuit could have a material adverse effect on our business, results of operations, or financial condition. For additional information regarding certain of the lawsuits in which we are involved, see Note 6 "Commitments and Contingencies" to the Consolidated Financial Statements.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                  RISK FACTORS

WE ARE EXPOSED TO FLUCTUATIONS IN THE MARKET VALUES OF OUR PORTFOLIO INVESTMENTS AND IN INTEREST RATES

We maintain an investment portfolio of various holdings, types, and maturities. These securities are generally classified as available for sale and, consequently, are recorded on the balance sheet at fair value with unrealized gains or losses reported as a separate component of accumulated other comprehensive income (loss), net of tax. Part of this portfolio includes equity investments in several publicly traded companies, the values of which are subject to market price volatility. Recent events have adversely affected the public equities market and general economic conditions may continue to worsen. As a result, we may recognize in earnings declines in fair value of our publicly traded equity investments below the cost basis that are judged to be other-than-temporary. For information regarding the sensitivity of and risks associated with the market value of portfolio investments and interest rates, see the section titled "Quantitative and Qualitative Disclosures About Market Risk" contained in this Quarterly Report.

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

WE FACE RISKS ASSOCIATED WITH CHANGES IN TELECOMMUNICATIONS REGULATION AND
TARIFFS

Changes in domestic and international telecommunications requirements could affect the sales of our products. In particular, we believe it is possible that there may be changes in domestic telecommunications regulation in the future that could slow the expansion of the service providers' network infrastructures and materially adversely affect our business, operating results, and financial condition. Future changes in tariffs by regulatory agencies or application of tariff requirements to currently untariffed services could affect the sales of our products for certain classes of customers. Additionally, in the United States, our products must comply with various Federal Communications Commission requirements and regulations. In countries outside of the United States, our products must meet various requirements of local telecommunications authorities. Changes in tariffs or failure by us to obtain timely approval of products could have a material adverse effect on our business, operating results, and financial condition.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                  RISK FACTORS

OUR STOCK PRICE MAY CONTINUE TO BE VOLATILE

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We maintain an investment portfolio of various holdings, types, and maturities. These securities are generally classified as available for sale and, consequently, are recorded on the balance sheet at fair value with unrealized gains or losses reported as a separate component of accumulated other comprehensive income (loss), net of tax. Part of this portfolio includes equity investments in several publicly traded companies, the values of which are subject to market price volatility. During the first six months of fiscal 2002, we recorded a charge of $858 million related to the impairment of certain publicly traded securities in our investment portfolio, in accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities." The impairment charge was related to the declines in the fair value of our publicly traded equity investments below their cost basis that were judged to be other-than-temporary. We have also invested in numerous privately held companies, many of which can still be considered in the start-up or development stages. These investments are inherently risky as the market for the technologies or products they have under development are typically in the early stages and may never materialize. We could lose our entire initial investment in these companies. We also have certain real estate lease commitments with payments tied to short-term interest rates. At any time, a sharp rise in interest rates could have a material adverse impact on the fair value of our investment portfolio while increasing the costs associated with our lease commitments. Conversely, declines in interest rates could have a material impact on interest earnings for our investment portfolio. We do not currently hedge these interest rate exposures.

Readers are referred to pages 21 to 22 of the fiscal 2001 Annual Report to Shareholders for a more detailed discussion of quantitative and qualitative disclosures about market risk.

The following analysis presents the hypothetical changes in fair values of public equity investments that are sensitive to changes in the stock market (in millions):

                                   Valuation of Securities                                      Valuation of Securities
                                      Given X% Decrease                 Fair Value               Given X% Increase
                                    in Each Stock's Price                  as of                 in Each Stock's Price
                            ------------------------------------         Jan. 26,        --------------------------------------
                            (75%)           (50%)         (25%)            2002            25%             50%            75%
                           -------         -------       -------        ----------       -------         -------        -------
Corporate equities          $ 334           $ 667        $ 1,001         $ 1,335         $ 1,669         $ 2,002        $ 2,336

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

Beginning on April 20, 2001, a number of purported shareholder class action were filed in the United States District Court for the Northern District of California against Cisco and certain of its officers and directors. The lawsuits are essentially identical, purport to bring suit on behalf of those who purchased the Company's publicly traded securities between August 10, 1999 and April 16, 2001, and have now been consolidated. Plaintiffs allege that defendants have made false and misleading statements, purport to assert claims for violations of the federal securities laws, and seek unspecified compensatory damages and other relief. Cisco believes the claims are without merit and intends to defend the actions vigorously.

In addition, beginning on April 23, 2001, a number of purported shareholder derivative lawsuits were filed in the Superior Court of California, County of Santa Clara, in addition to one filed in the Superior Court of California, County of San Mateo. Those state court actions have been coordinated. Two purported derivative suits have also been filed in the United States District Court for the Northern District of California, and those federal court actions have been consolidated. The complaints in the various derivative actions include claims for breach of fiduciary duty, waste of corporate assets, mismanagement, unjust enrichment and violations of the California Corporations Code, seek compensatory and other damages, disgorgement and other relief, and are based on essentially the same allegations as the class actions.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)    Exhibits

       10.12  Professional and Leadership Incentive Plan -- Fiscal Year 2002

(b)    Reports on Form 8-K

       None

                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                 Cisco Systems, Inc.

Date: March 11, 2002                  By /s/         Larry R. Carter
                                         ---------------------------------------
                                      Larry R. Carter, Senior Vice
                                      President, Finance and
                                      Administration, Chief Financial
                                      Officer and Secretary

                                 Exhibit Index

Exhibit Number          Description
--------------          -----------
10.12                   Professional and Leadership Incentive Plan --
                        Fiscal Year 2002