Form 10-Q
period 2002-04-27
CISCO SYSTEMS INC
filed 2002-05-28
CIK 858877

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended APRIL 27, 2002

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission file number 0-18225

CISCO SYSTEMS, INC.

(Exact name of registrant as specified in its charter)

California (State or other jurisdiction of incorporation or organization)	77-0059951 (I.R.S. Employer Identification Number)

170 West Tasman Drive
San Jose, California 95134
(Address of principal executive office and zip code)

(408) 526-4000
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days.

YES [X]	NO [ ]

As of May 24, 2002, 7,316,574,545 shares of the registrant’s common stock were outstanding.

Cisco Systems, Inc.

FORM 10-Q for the Quarter Ended April 27, 2002

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Cisco Systems, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per-share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended

	April 27,	April 28,	April 27,	April 28,
	2002	2001	2002	2001

NET SALES:
Product	$3,993	$4,007	$11,671	$15,982
Service	829	721	2,415	2,013

Total net sales	4,822	4,728	14,086	17,995

COST OF SALES:
Product	1,515	4,131	4,608	8,563
Service	239	269	748	796

Total cost of sales	1,754	4,400	5,356	9,359

GROSS MARGIN	3,068	328	8,730	8,636

OPERATING EXPENSES:
Research and development	838	1,028	2,617	2,987
Sales and marketing	1,063	1,351	3,230	4,147
General and administrative	164	195	463	587
Restructuring costs and other special charges	—	1,170	—	1,170
Amortization of goodwill	—	181	—	494
Amortization of purchased intangible assets	129	95	411	263
In-process research and development	—	109	37	855

Total operating expenses	2,194	4,129	6,758	10,503

OPERATING INCOME (LOSS)	874	(3,801)	1,972	(1,867)
Interest and other income (losses), net	150	236	(359)	931

INCOME (LOSS) BEFORE PROVISION FOR (BENEFIT FROM) INCOME TAXES	1,024	(3,565)	1,613	(936)
Provision for (benefit from) income taxes	295	(872)	492	85

NET INCOME (LOSS)	$729	$(2,693)	$1,121	$(1,021)

Net income (loss) per share—basic	$0.10	$(0.37)	$0.15	$(0.14)

Net income (loss) per share—diluted	$0.10	$(0.37)	$0.15	$(0.14)

Shares used in per-share calculation—basic	7,306	7,251	7,310	7,170

Shares used in per-share calculation—diluted	7,454	7,251	7,473	7,170

See Notes to Consolidated Financial Statements

Cisco Systems, Inc.
CONSOLIDATED BALANCE SHEETS
(In millions, except par value)
(Unaudited)

	April 27,	July 28,
	2002	2001

ASSETS
Current assets:
Cash and cash equivalents	$6,493	$4,873
Short-term investments	2,478	2,034
Accounts receivable, net of allowance for doubtful accounts of $346 at April 27, 2002 and $288 at July 28, 2001	990	1,466
Inventories, net	869	1,684
Deferred tax assets	2,010	1,809
Lease receivables, net	272	405
Prepaid expenses and other current assets	498	564

Total current assets	13,610	12,835

Investments	12,090	10,346
Restricted investments	—	1,264
Property and equipment, net	4,002	2,591
Goodwill	3,350	3,189
Purchased intangible assets, net	1,090	1,470
Lease receivables, net	42	253
Other assets	2,942	3,290

TOTAL ASSETS	$37,126	$35,238

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$436	$644
Income taxes payable	292	241
Accrued compensation	1,266	1,058
Deferred revenue	3,122	2,470
Other accrued liabilities	2,523	2,553
Restructuring liabilities	341	386

Total current liabilities	7,980	7,352

Deferred revenue	711	744

Total liabilities	8,691	8,096

Commitments and contingencies (Note 6)

Minority interest	16	22

Shareholders’ equity:
Preferred stock, no par value: 5 shares authorized; none issued and outstanding	—	—
Common stock and additional paid-in capital, $0.001 par value:
20,000 shares authorized; 7,321 and 7,324 shares issued and outstanding at April 27, 2002 and July 28, 2001, respectively	20,631	20,051
Retained earnings	7,684	7,344
Accumulated other comprehensive income (loss)	104	(275)

Total shareholders’ equity	28,419	27,120

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$37,126	$35,238

See Notes to Consolidated Financial Statements

Cisco Systems, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Nine Months Ended

	April 27,	April 28,
	2002	2001

Cash flows from operating activities:
Net income (loss)	$1,121	$(1,021)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	1,353	1,615
Provision for doubtful accounts	91	123
Provision for inventory	109	2,697
Deferred income taxes	(373)	(1,431)
Tax benefits from employee stock option plans	51	705
In-process research and development	25	739
Net (gains) losses on investments and provision for losses	1,076	43
Restructuring costs and other special charges	—	501
Change in operating assets and liabilities:
Accounts receivable	385	197
Inventories	665	(1,730)
Prepaid expenses and other current assets	(20)	(66)
Accounts payable	(208)	(85)
Income taxes payable	51	786
Accrued compensation	208	(108)
Deferred revenue	619	1,000
Other accrued liabilities	(130)	74
Restructuring liabilities	(45)	668

Net cash provided by operating activities	4,978	4,707

Cash flows from investing activities:
Purchases of short-term investments	(4,166)	(2,870)
Proceeds from sales and maturities of short-term investments	4,702	3,459
Purchases of investments	(13,600)	(14,613)
Proceeds from sales and maturities of investments	10,658	12,732
Purchases of restricted investments	(291)	(758)
Proceeds from sales and maturities of restricted investments	1,471	941
Acquisition of property and equipment	(2,243)	(1,814)
Acquisition of businesses, net of cash and cash equivalents	14	(13)
Change in lease receivables, net	344	224
Purchases of investments in privately held companies	(52)	(960)
Lease deposits	320	(320)
Purchase of minority interest of Cisco Systems, K.K. (Japan)	(91)	(365)
Other	98	(573)

Net cash used in investing activities	(2,836)	(4,930)

Cash flows from financing activities:
Issuance of common stock	431	1,106
Repurchase of common stock	(952)	—
Other	(1)	(15)

Net cash (used in) provided by financing activities	(522)	1,091

Net increase in cash and cash equivalents	1,620	868
Cash and cash equivalents, beginning of period	4,873	4,234

Cash and cash equivalents, end of period	$6,493	$5,102

See Notes to Consolidated Financial Statements

Cisco Systems, Inc.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In millions)
(Unaudited)

		Common Stock		Accumulated
		and		Other	Total
Nine Months	Shares of	Additional	Retained	Comprehensive	Shareholders'
Ended April 28, 2001	Common Stock	Paid-In Capital	Earnings	Income	Equity

BALANCE AT JULY 29, 2000	7,138	$14,609	$8,358	$3,530	$26,497
Net loss	—	—	(1,021)	—	(1,021)
Change in unrealized gains and losses on investments	—	—	—	(3,504)	(3,504)
Other	—	—	—	(15)	(15)

Comprehensive loss	—	—	—	—	(4,540)

Issuance of common stock	128	1,106	—	—	1,106
Tax benefits from employee stock option plans	—	659	—	—	659
Purchase acquisitions	45	2,161	—	—	2,161
Amortization of deferred stock-based compensation	—	210	—	—	210

BALANCE AT APRIL 28, 2001	7,311	$18,745	$7,337	$11	$26,093

		Common Stock		Accumulated
		and		Other	Total
Nine Months	Shares of	Additional	Retained	Comprehensive	Shareholders'
Ended April 27, 2002	Common Stock	Paid-In Capital	Earnings	Income (Loss)	Equity

BALANCE AT JULY 28, 2001	7,324	$20,051	$7,344	$(275)	$27,120
Net income	—	—	1,121	—	1,121
Change in unrealized gains and losses on investments	—	—	—	382	382
Other	—	—	—	(3)	(3)

Comprehensive income	—	—	—	—	1,500

Issuance of common stock	50	431	—	—	431
Repurchase of common stock	(61)	(171)	(781)	—	(952)
Tax benefits from employee stock option plans	—	51	—	—	51
Purchase acquisitions	8	128	—	—	128
Amortization of deferred stock-based compensation	—	141	—	—	141

BALANCE AT APRIL 27, 2002	7,321	$20,631	$7,684	$104	$28,419

See Notes to Consolidated Financial Statements

Cisco Systems, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Description of Business

Cisco Systems, Inc. (the “Company” or “Cisco”) is the worldwide leader in networking for the Internet. Cisco Internet Protocol (“IP”)-based networking solutions are the foundation of the Internet and are installed at corporations, public institutions, telecommunication companies, and in a growing number of medium-sized commercial enterprises. Cisco provides a broad line of solutions for transporting data, voice, and video within buildings, across campuses, or around the world. Cisco solutions allow networks, both public and private, to operate with flexibility, security, and performance.

2. Summary of Significant Accounting Policies

Fiscal Year

The Company’s fiscal year is the 52 or 53 weeks ending on the last Saturday in July. Fiscal 2002 and 2001 are 52-week fiscal years.

Basis of Presentation

The accompanying financial data as of April 27, 2002 and for the three and nine months ended April 27, 2002 and April 28, 2001 has been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The July 28, 2001 Consolidated Balance Sheet was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended July 28, 2001.

In the opinion of management, all adjustments (which include normal recurring adjustments except as disclosed herein) necessary to present a fair statement of financial position as of April 27, 2002, results of operations for the three and nine months ended April 27, 2002 and April 28, 2001, and cash flows and shareholders’ equity for the nine months ended April 27, 2002 and April 28, 2001 have been made. The results of operations for the three and nine months ended April 27, 2002 are not necessarily indicative of the operating results for the full fiscal year or any future periods.

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

Goodwill and Purchased Intangible Assets

In July 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). SFAS 142 requires goodwill to be tested for impairment under certain circumstances, and written down when impaired, rather than being amortized as previous standards required. Furthermore, SFAS 142 requires purchased intangible assets other than goodwill to be amortized over their useful lives unless these lives are determined to be indefinite.

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

Cisco Systems, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table presents the impact of SFAS 142 on net income (loss) and net income (loss) per share had the standard been in effect for the three and nine months ended April 28, 2001 (in millions, except per-share amounts):

	Three Months Ended		Nine Months Ended

	April 27,	April 28,	April 27,	April 28,
	2002	2001	2002	2001

Net income (loss)—as reported	$729	$(2,693)	$1,121	$(1,021)
Adjustments:
Amortization of goodwill	—	181	—	494
Amortization of acquired workforce intangible previously classified as purchased intangible assets	—	4	—	9
Income tax effect	—	(25)	—	(70)

Net adjustments	—	160	—	433

Net income (loss)—adjusted	$729	$(2,533)	$1,121	$(588)

Basic net income (loss) per share—as reported	$0.10	$(0.37)	$0.15	$(0.14)
Basic net income (loss) per share—adjusted	$0.10	$(0.35)	$0.15	$(0.08)
Diluted net income (loss) per share—as reported	$0.10	$(0.37)	$0.15	$(0.14)
Diluted net income (loss) per share—adjusted	$0.10	$(0.35)	$0.15	$(0.08)

The Company is required to perform goodwill impairment tests on an annual basis and between annual tests in certain circumstances. As of April 27, 2002, no impairment of goodwill has been recognized. There can be no assurance that future goodwill impairment tests will not result in a charge to earnings.

Cisco Systems, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Recent Accounting Pronouncement

In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”). SFAS 144 establishes a single accounting model, based on the framework established in Statement of Financial Accounting Standards No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of” (“SFAS 121”), for long-lived assets to be disposed of by sale, and resolves implementation issues related to SFAS 121. The Company is required to adopt SFAS 144 no later than the first quarter of fiscal 2003 and does not expect the adoption of SFAS 144 to have a material impact on its operating results or financial position.

3. Business Combinations

During the first quarter of fiscal 2002, the Company completed the acquisitions of Allegro Systems, Inc. (“Allegro”) and AuroraNetics, Inc. (“AuroraNetics”). No acquisitions were completed during the second and third quarters of fiscal 2002. A summary of the purchase transactions completed in the first nine months of fiscal 2002 is outlined as follows (in millions):

	Consideration			Purchased
	Including Assumed	In-Process		Intangible
Acquired Company	Liabilities	R&D Expense	Goodwill	Assets

Allegro	$138	$28	$5	$105
AuroraNetics	51	9	16	14

Total	$189	$37	$21	$119

In connection with the above purchase acquisitions, the Company may be required to pay certain additional amounts of up to $145 million, payable in common stock and to be accounted for under the purchase method, contingent upon Allegro and AuroraNetics achieving certain agreed upon milestones.

The amounts allocated to in-process research and development (“in-process R&D”) were determined through established valuation techniques in the high-technology communications equipment industry and were expensed upon acquisition because technological feasibility had not been established and no future alternative uses existed. Total in-process R&D expense for the first nine months of fiscal 2002 and 2001 was $37 million and $855 million, respectively. The in-process R&D expense that was attributable to stock consideration for the same periods was $25 million and $739 million, respectively.

Cisco Systems, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The remaining purchase price was primarily allocated to tangible assets and deferred stock-based compensation. At April 27, 2002 and July 28, 2001, the total unamortized deferred stock-based compensation was $175 million and $293 million, respectively, and was reflected as a debit to additional paid-in capital in the Consolidated Statements of Shareholders’ Equity.

The Consolidated Financial Statements include the operating results of each business from the date of acquisition. Pro forma results of operations have not been presented because the effects of these acquisitions were not material on either an individual or aggregate basis.

The following tables present details of the Company’s total purchased intangible assets (in millions):

		Accumulated
April 27, 2002	Gross	Amortization	Net

Technology	$1,096	$(441)	$655
Technology licenses	523	(291)	232
Patents	212	(75)	137
Other	135	(69)	66

Total	$1,966	$(876)	$1,090

		Accumulated
July 28, 2001	Gross	Amortization	Net

Technology	$1,053	$(240)	$813
Technology licenses	523	(191)	332
Patents	232	(44)	188
Acquired workforce	91	(20)	71
Other	117	(51)	66

Total	$2,016	$(546)	$1,470

Cisco Systems, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table presents details of the amortization expense of purchased intangible assets as reported in the Consolidated Statements of Operations (in millions):

	Three Months Ended		Nine Months Ended

	April 27,	April 28,	April 27,	April 28,
	2002	2001	2002	2001

Reported as:
Cost of sales	$5	$6	$17	$16
Operating expenses	129	95	411	263

Total	$134	$101	$428	$279

The estimated future amortization expense of purchased intangible assets as of April 27, 2002 is as follows (in millions):

Fiscal Year:	Amount

2002 (remaining three months)	$134
2003	416
2004	291
2005	199
2006	49
2007	1

Total	$1,090

The following table presents the changes in goodwill allocated to the reportable segments during the first nine months of fiscal 2002 (in millions):

	Balance at			Balance at
	July 28,			April 27,
	2001	Acquired	Adjustments	2002

Americas	$2,177	$11	$38	$2,226
EMEA	531	6	12	549
Asia Pacific	110	2	4	116
Japan	371	87	1	459

Total	$3,189	$106	$55	$3,350

In the first nine months of fiscal 2002, the Company purchased a portion of the minority interest of Cisco Systems, K.K. (Japan). As a result, the Company increased its ownership to 91.4% of the voting rights of Cisco Systems, K.K. (Japan) and recorded goodwill of $85 million. The adjustments during the first nine months of fiscal 2002 were due to the reclassification of

Cisco Systems, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

acquired workforce intangible and the related deferred tax liabilities to goodwill as a result of the adoption of SFAS 142.

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

As a result of the restructuring program and decline in forecasted revenue in the third quarter of fiscal 2001, the Company recorded restructuring costs and other special charges of $1.2 billion and an additional excess inventory charge of $2.2 billion. The following paragraphs provide detailed information relating to the status of the restructuring liabilities and additional excess inventory reserve as of April 27, 2002.

Worldwide Workforce Reduction, Consolidation of Excess Facilities, and Other Special Charges

The following table summarizes the activity related to the restructuring liabilities during the first nine months of fiscal 2002 (in millions):

	Balance at		Cash	Balance at
	July 28, 2001	Adjustments(1)	Payments	April 27, 2002(2)

Workforce reduction	$61	$(35)	$(26)	$—
Consolidation of excess facilities and other charges	325	128	(112)	341

Total	$386	$93	$(138)	$341

Cisco Systems, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table summarizes the activity related to the restructuring liabilities from the third quarter of fiscal 2001 to April 27, 2002 (in millions):

	Total		Non-Cash	Cash	Balance at
	Charge	Adjustments(1)	Charges	Payments	April 27, 2002(2)

Workforce reduction	$397	$(35)	$(71)	$(291)	$—
Consolidation of excess facilities and other charges	484	128	(141)	(130)	341
Impairment of goodwill and purchased intangible assets	289	—	(289)	—	—

Total	$1,170	$93	$(501)	$(421)	$341

Note 1: Due to changes in previous estimates, the Company reclassified $35 million of restructuring liabilities related to the workforce reduction charges to consolidation of excess facilities and other charges. The initial estimated workforce reduction was approximately 6,000 regular employees. As of April 27, 2002, approximately 5,400 regular employees have been terminated and the liability has been paid. In addition, during the third quarter of fiscal 2002, the Company increased the restructuring liabilities related to the consolidation of excess facilities and other charges by $93 million due to changes in real estate market conditions. The increase in the restructuring liabilities related to the consolidation of excess facilities and other charges was allocated to research and development ($39 million), sales and marketing ($42 million), general and administrative ($8 million) expenses and cost of sales ($4 million) in the Consolidated Statements of Operations.

Note 2: Amounts related to the net lease expense due to the consolidation of excess facilities will be paid over the respective lease terms through fiscal 2010.

Provision for Inventory

The following is a summary of the change in the additional excess inventory reserve during the third quarter of fiscal 2002 (in millions):

	Excess Inventory	Excess Inventory
	Reserve	Benefit

Reserve balance as of January 26, 2002	$139	$—
Usage:
Inventory scrapped	(45)	—
Inventory utilized	(21)	21
Settlement of purchase commitments	—	6

	(66)	$27

Remaining reserve balance as of April 27, 2002	$73

Cisco Systems, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following is a summary of the additional excess inventory reserve from the third quarter of fiscal 2001 to April 27, 2002 (in millions):

	Excess Inventory	Excess Inventory
	Reserve	Benefit

Initial additional excess inventory charge	$2,249	$—
Usage:
Inventory scrapped	(1,077)	—
Sale of inventory	(153)	23
Inventory utilized	(444)	444
Settlement of purchase commitments	(502)	232

	(2,176)	$699

Remaining reserve balance as of April 27, 2002	$73

5. Balance Sheet Details

The following tables provide details of selected balance sheet items (in millions):

	April 27,	July 28,
	2002	2001

Inventories, net:
Raw materials	$45	$662
Work in process	299	260
Finished goods	462	669
Demonstration systems	63	93

Total	$869	$1,684

Other assets:
Deferred tax assets	$1,400	$1,314
Investments in privately held companies, net	551	775
Income tax receivable	443	443
Lease deposits	—	320
Structured loans, net	106	84
Other	442	354

Total	$2,942	$3,290

Cisco Systems, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

5. Balance Sheet Details (continued)

	April 27,	July 28,
	2002	2001

Deferred revenue:
Service	$2,134	$2,027
Product	1,699	1,187

Total	3,833	3,214

Less, current portion	(3,122)	(2,470)

Long-term deferred revenue	$711	$744

6. Commitments and Contingencies

Leases

The Company leases office space in U.S. locations, as well as locations in the Americas; Europe, the Middle East, and Africa (“EMEA”); Asia Pacific; and Japan. Future annual minimum lease payments under all noncancelable operating leases with an initial term in excess of one year as of April 27, 2002 are as follows (in millions):

Fiscal Year:	Amount

2002 (remaining three months)	$68
2003	256
2004	245
2005	212
2006	163
Thereafter	775

Total	$1,719

The Company had entered into several agreements to lease sites in San Jose, California where its headquarters is located and certain other facilities, both completed and under construction, which include additional manufacturing facilities, in the surrounding areas of San Jose, California; Boxborough, Massachusetts; Salem, New Hampshire; Richardson, Texas; and Research Triangle Park, North Carolina.

Under these agreements, the Company could, at its option, purchase the land or both land and buildings. The Company could purchase the buildings at approximately the amount expended by the lessors to construct the buildings. As part of the lease agreements, the Company had restricted its investment securities as collateral for specified obligations of the lessors under the leases.

Cisco Systems, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

In the third quarter of fiscal 2002, the Company elected to purchase all of the land and buildings as well as certain sites under construction under the above lease agreements. The total purchase price was approximately $1.9 billion of which $1.6 billion was purchased during the third quarter of fiscal 2002 and was primarily funded by the liquidation of restricted investment securities and lease deposits. The remaining property will be purchased in the fourth quarter of fiscal 2002 for cash of approximately $250 million. As a result, the Company will no longer have any leased sites under such agreements by the end of fiscal 2002.

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

The Company does not enter into foreign exchange forward contracts for trading purposes. Gains and losses on the contracts are included in interest and other income (losses), net, in the Company’s Consolidated Statements of Operations and offset foreign exchange gains or losses from the revaluation of intercompany balances or other current assets, investments, and liabilities denominated in currencies other than the functional currency of the reporting entity. The Company’s foreign exchange forward contracts related to current assets and liabilities generally range from one to three months in original maturity. Additionally, the Company enters into foreign exchange forward contracts related to long-term financing commitments with maturities of up to three years. The foreign exchange contracts related to investments generally have maturities of less than one year.

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

Cisco Systems, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Foreign exchange forward and option contracts as of April 27, 2002 are summarized as follows (in millions):

	Notional	Fair
	Amount	Value

Forward contracts:
Purchased	$649	$(1)
Sold	$900	$—
Option contracts:
Purchased	$203	$2

The Company’s foreign exchange forward and option contracts expose the Company to credit risk to the extent that the counterparties may be unable to meet the terms of the agreement. The Company minimizes such risk by limiting its counterparties to major financial institutions. In addition, the potential risk of loss with any one party resulting from this type of credit risk is monitored. Management does not expect any material losses as a result of default by other parties.

Legal Proceedings

The Company is subject to legal proceedings, claims, and litigation arising in the ordinary course of business. While the outcome of these matters is currently not determinable, management does not expect that the ultimate costs to resolve these matters will have a material adverse effect on the Company’s consolidated financial position, results of operations, or cash flows.

Beginning on April 20, 2001, a number of purported shareholder class action lawsuits were filed in the United States District Court for the Northern District of California against Cisco and certain of its officers and directors. The lawsuits are essentially identical, purport to bring suit on behalf of those who purchased the Company’s publicly traded securities between August 10, 1999 and April 16, 2001, and have now been consolidated. Plaintiffs allege that defendants have made false and misleading statements, purport to assert claims for violations of the federal securities laws, and seek unspecified compensatory damages and other relief. Cisco believes the claims are without merit and intends to defend the actions vigorously.

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

Cisco Systems, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Certain Investments in Privately Held Companies

Cisco has entered into investment agreements with four privately held, development stage companies, pursuant to which Cisco has an option to acquire the remaining interests not owned by Cisco in each company for consideration consisting of shares of Cisco’s common stock. In addition, each company has a put option enabling them to require Cisco to acquire the remaining interests not owned by Cisco in such company, subject to the fulfillment of various conditions, including the achievement of specified technology and other milestones.

In the case of three of the companies, the purchase prices for the remaining interests are generally based on the achievement of certain technology or other milestones by the companies. Subsequent to April 27, 2002, Cisco announced definitive agreements to acquire the remaining interests of two of these companies (Hammerhead Networks, Inc. and Navarro Networks, Inc.) for a total purchase price of approximately $258 million payable in common stock. These two acquisitions will be accounted for as purchases and are expected to close in the fourth quarter of fiscal 2002. Cisco anticipates that it will acquire the remaining interest in the third company within the next three months for approximately $150 million.

In the case of the fourth company, the purchase price for the remaining interest would be based upon a valuation to be determined by applying a multiple to the actual revenue generated from sales of the company’s products during a specified three-month period, on an annualized basis. The acquisition, if it occurs, is expected to close no later than July 2004. The purchase price is not determinable at this time, and will range from $0 to a maximum purchase price of $2.5 billion in Cisco shares valued at the time of closing. The company’s put option is exercisable only if the company has satisfactorily completed the development of a specified product by a specified date and commercial sales of that product have commenced. As of April 27, 2002, Cisco has funded $53 million of its $84 million investment commitment to this company. Upon full funding of its commitment, which is subject to termination if certain milestones are not achieved, Cisco will hold a promissory note that is convertible into approximately 44% of the equity of the company. If either Cisco’s option or the company’s put option is exercised, Cisco is also committed to provide additional funding to the company through the closing of the acquisition of approximately $100 million. Since making its initial investment in the third quarter of fiscal 2001, Cisco has expensed $52 million as research and development costs, which is equal to 100% of the net losses reported by the privately held company, as if such losses constituted development costs of Cisco.

Cisco Systems, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Purchase Commitments

The Company uses several contract manufacturers and supply partners to manufacture its products. During the normal course of business, in order to reduce manufacturing lead times and ensure adequate component supply, the Company enters into agreements with certain contract manufacturers and supply partners that allow them to procure inventory based upon criteria as defined by the Company. As of April 27, 2002, the Company may be committed to purchase approximately $800 million of inventory.

Other Commitments

In fiscal 2001, the Company entered into an agreement to invest $1.05 billion in the SOFTBANK Asia Infrastructure Fund, which is required to be funded upon demand by the general partner of the fund. As of April 27, 2002, the Company has funded $100 million of this investment commitment.

The Company provides financing to certain qualified customers to be used for the purchase of equipment and other needs through its wholly-owned subsidiary, Cisco Systems Capital Corporation. At April 27, 2002, the outstanding loan commitments were approximately $1.3 billion, of which approximately $400 million is currently eligible for draw down. These loan commitments may be funded over a two- to three-year period provided these customers achieve specific business milestones and financial covenants.

The Company has entered into several agreements to purchase or construct real estate, subject to the satisfaction of certain conditions. As of April 27, 2002, the total amount of commitments, if certain conditions are met, was approximately $564 million.

At April 27, 2002, the Company has a commitment of approximately $215 million to purchase the remaining portion of the minority interest of Cisco Systems, K.K. (Japan).

The Company also has certain other funding commitments of approximately $150 million at April 27, 2002 related to its privately held investments.

Cisco Systems, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

7. Shareholders’ Equity

Stock Repurchase Program

In September 2001, the Board of Directors authorized a stock repurchase program to acquire outstanding common stock in the open market or negotiated transactions. Under the program, up to $3 billion of Cisco common stock could be reacquired over two years. During the first nine months of fiscal 2002, the Company repurchased and retired approximately 61 million shares of Cisco common stock for an aggregate purchase price of approximately $952 million.

Comprehensive Income (Loss)

The components of comprehensive income (loss), net of tax, are as follows (in millions):

	Three Months Ended		Nine Months Ended

	April 27,	April 28,	April 27,	April 28,
	2002	2001	2002	2001

Net income (loss)	$729	$(2,693)	$1,121	$(1,021)
Other comprehensive income (loss):
Change in unrealized gains and losses on investments, net of tax	(199)	(1,241)	382	(3,504)
Other	9	(13)	(3)	(15)

Total	$539	$(3,947)	$1,500	$(4,540)

The change in the unrealized gains and losses on investments during the first nine months of fiscal 2002 was primarily related to the recognition of a charge of $858 million, pre-tax, in the first quarter of fiscal 2002 attributable to the impairment of certain publicly traded securities in its investment portfolio. The impairment charge was due to the declines in the fair value of the Company’s publicly traded equity investments below the cost basis that were judged to be other-than-temporary.

Cisco Systems, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

8. Income Taxes

The Company paid net income taxes of $744 million for the first nine months of fiscal 2002 and received net income tax refunds of $22 million for the first nine months of fiscal 2001. The Company’s income taxes currently payable for federal and state purposes have been reduced by the tax benefits from employee stock option transactions. These benefits totaled $51 million and $705 million in the first nine months of fiscal 2002 and 2001, respectively, and were reflected as a credit to additional paid-in capital in the Consolidated Statements of Shareholders’ Equity. Benefits increasing gross deferred tax assets totaled $833 million in the first nine months of fiscal 2001, and were credited directly to additional paid-in capital in the Consolidated Statements of Shareholders’ Equity. In the first nine months of fiscal 2001, the Company’s valuation allowance against gross deferred tax assets attributable to employee stock option transactions increased by $879 million and was reflected as a debit to additional paid-in capital in the Consolidated Statements of Shareholders’ Equity.

9. Segment Information and Major Customers

The Company’s operations involve the design, development, manufacturing, marketing, and technical support of networking products and services. The Company offers end-to-end networking solutions for its customers. Cisco products include routers, LAN and ATM switches, dial-up access servers, and network-management software. These products, integrated by the Cisco IOS® Software, link geographically dispersed LANs and WANs into complete end-to-end networks.

The Company conducts business globally and is managed geographically. The Company’s management relies on an internal management system that provides sales and standard cost information by geographic theater. Sales are attributed to a theater based on the ordering location of the customer. The Company’s management makes financial decisions and allocates resources based on the information it receives from this internal management system. The Company does not allocate research and development, sales and marketing, or general and administrative expenses to its geographic theaters in this internal management system, as management does not use the information to measure the performance of the operating segments. Management does not believe that allocating these expenses is significant in evaluating a geographic theater’s performance. Based on established criteria, the Company has four reportable segments: the Americas; Europe, the Middle East, and Africa (“EMEA”); Asia Pacific; and Japan.

Cisco Systems, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Summarized financial information by theater for the third quarter and first nine months of fiscal 2002 and 2001, as taken from the internal management system previously discussed, is as follows (in millions):

	Three Months Ended		Nine Months Ended

	April 27,	April 28,	April 27,	April 28,
	2002	2001	2002	2001

Net sales:
Americas	$2,727	$2,635	$8,304	$10,177
EMEA	1,304	1,303	3,571	4,886
Asia Pacific	432	453	1,259	1,735
Japan	359	337	952	1,197

Total	$4,822	$4,728	$14,086	$17,995

Gross margin:
Americas	$2,105	$1,886	$6,200	$7,257
EMEA	1,051	973	2,833	3,656
Asia Pacific	364	290	1,022	1,180
Japan	286	256	764	932

Standard margin	3,806	3,405	10,819	13,025
Production overhead	(129)	(150)	(480)	(451)
Manufacturing variances and other related costs	(609)	(2,927)	(1,609)	(3,938)

Total	$3,068	$328	$8,730	$8,636

Substantially all of the Company’s assets at April 27, 2002 and July 28, 2001 were attributable to U.S. operations. In the third quarter and first nine months of fiscal 2002 and 2001, no single customer accounted for 10% or more of the Company’s net sales.

Cisco Systems, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table presents net sales for groups of similar products and services (in millions):

	Three Months Ended		Nine Months Ended

	April 27,	April 28,	April 27,	April 28,
	2002	2001	2002	2001

Routers	$1,437	$1,361	$4,300	$5,827
Switches	1,898	2,069	5,511	7,471
Access	252	365	751	1,500
Other	406	212	1,109	1,184

Product	3,993	4,007	11,671	15,982
Service	829	721	2,415	2,013

Total	$4,822	$4,728	$14,086	$17,995

10. Net Income (Loss) per Share

The following table presents the calculation of basic and diluted net income (loss) per share (in millions, except per-share amounts):

	Three Months Ended		Nine Months Ended

	April 27,	April 28,	April 27,	April 28,
	2002	2001	2002	2001

Net income (loss)	$729	$(2,693)	$1,121	$(1,021)

Weighted-average shares— basic	7,306	7,251	7,310	7,170
Effect of dilutive securities:
Employee stock options	148	—	163	—

Weighted-average shares— diluted	7,454	7,251	7,473	7,170

Net income (loss) per share— basic	$0.10	$(0.37)	$0.15	$(0.14)

Net income (loss) per share— diluted	$0.10	$(0.37)	$0.15	$(0.14)

The weighted-average dilutive potential shares that were antidilutive for the three and nine months ended April 28, 2001 amounted to 235 million and 382 million shares, respectively.

Cisco Systems, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

11. Subsequent Events

Pending Business Combinations

The Company announced definitive agreements to acquire the remaining interests of Hammerhead Networks, Inc. and Navarro Networks, Inc. for a total purchase price of approximately $258 million payable in common stock. These acquisitions will be accounted for as purchases and are expected to close in the fourth quarter of fiscal 2002.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Certain statements contained in this Quarterly Report on Form 10-Q, including, without limitation, statements containing the words “believes,” “anticipates,” “estimates,” “expects,” “projections,” and words of similar import, constitute “forward-looking statements.” You should not place undue reliance on these forward-looking statements. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including the risks faced by us described below under the heading “Risk Factors” and elsewhere in this Quarterly Report, and in other documents we file with the Securities and Exchange Commission.

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

The allowance for doubtful accounts is based on our assessment of the collectibility of specific customer accounts and the aging of the accounts receivable. If there is a deterioration of a major customer’s credit worthiness or actual defaults are higher than our historical experience, our estimates of the recoverability of amounts due us could be adversely affected.

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

We accrue for warranty costs based on the expected material and labor usage costs to provide warranty services. If we experience an increase in warranty claims that are higher than our historical experience, our gross margin could be adversely affected.

We have experienced significant volatility in the market prices of our publicly traded equity investments. These investments are recorded on the balance sheet at fair value and we recognize an impairment charge when the decline in the fair value below the cost basis is judged to be other-than-temporary. We consider various factors in determining whether we should recognize

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

an impairment charge including, but not limited to, the length of time and extent to which the market value has been less than our cost basis, the financial condition and near-term prospects of the issuer and our intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value. The ultimate value realized on these equity investments is subject to market volatility until they are sold.

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

Net Sales and Gross Margin

The net sales and gross margin for the third quarter and first nine months of fiscal 2002 and 2001 were as follows (in millions, except percentages):

	Three Months Ended		Nine Months Ended

	April 27,	April 28,	April 27,	April 28,
	2002	2001	2002	2001

Net Sales:
Product	$3,993	$4,007	$11,671	$15,982
Service	829	721	2,415	2,013

Total	$4,822	$4,728	$14,086	$17,995

Gross Margin:
Product	62.1%	(3.1)%	60.5%	46.4%
Service	71.2%	62.7%	69.0%	60.5%

Total	63.6%	6.9%	62.0%	48.0%

Net product revenue in the third quarter of fiscal 2002 decreased by 0.3% from the third quarter of fiscal 2001. Net product revenue in the first nine months of fiscal 2002 decreased by 27.0% from the first nine months of fiscal 2001. The decrease in net product revenue for the third quarter and first nine months of fiscal 2002 compared to the same periods last year was primarily a result of decreased unit sales of router, switch, and access products due to the unfavorable economic conditions and capital spending environment compared to the periods a year ago. Net product revenue was $4.0 billion in the second quarter of fiscal 2002.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The increase in product gross margin for the third quarter and first nine months of fiscal 2002 compared to the same period last year was primarily related to the cost savings from lower component costs, value engineering, mix of products sold and an additional excess inventory charge recorded in the prior year partially offset by lower shipment volumes. Due to a sudden and significant decrease in demand for our products in the third quarter of fiscal 2001, inventory levels exceeded our estimated requirements based on demand forecasts and an additional excess inventory charge of $2.2 billion was recorded in accordance with our accounting policy.

This additional excess inventory charge was subsequently reduced in the fourth quarter of fiscal 2001 by a $187 million benefit primarily related to lower settlement charges for purchase commitments. In the first, second, and third quarter of fiscal 2002, this additional excess inventory charge was further reduced by a $290 million, $195 million, and $27 million benefit, respectively, primarily related to inventory used to manufacture products sold and the settlement of purchase commitments for less than the estimated amount, which was credited to the provision for inventory. As of April 27, 2002, the remaining additional excess inventory reserve balance was $73 million. For additional information regarding the additional excess inventory reserve, see Note 4 to the Consolidated Financial Statements. Excluding the excess inventory benefit, product gross margin was 61.4% in the third quarter of fiscal 2002 compared with 55.5% in the second quarter of fiscal 2002. The increase in product gross margin excluding the excess inventory benefit in the third quarter of fiscal 2002 compared to the second quarter of fiscal 2002 was primarily related to cost savings from lower component costs, value engineering, lower production overhead and lower provision for inventory resulting from lower inventory balances.

Net service revenue in the third quarter of fiscal 2002 increased by 15.0% from the third quarter of fiscal 2001. Net service revenue in the first nine months of fiscal 2002 increased by 20.0% from the first nine months of fiscal 2001. The increase in net service revenue for the third quarter and first nine months of fiscal 2002 compared to the same periods last year was primarily due to the increase in support revenue related to a higher installed base of networking equipment. Service revenue is generally deferred and, in most cases, recognized ratably over the service period obligations, which are typically one to three years. Net service revenue in the third quarter of fiscal 2002 increased by 4.4% to $829 million compared to net service revenue of $794 million in the second quarter of fiscal 2002. The increase in service gross margin for the third quarter and first nine months of fiscal 2002 compared to the same periods last year was primarily due to higher service revenue and cost efficiencies in our technical assistance centers. Service gross margin was 68.1% in the second quarter of fiscal 2002.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

We manage our business based on four geographic theaters: the Americas; Europe, the Middle East, and Africa (“EMEA”); Asia Pacific; and Japan. Financial information by theater for the third quarter and first nine months of fiscal 2002 and 2001 is summarized in the following table (in millions):

	Three Months Ended		Nine Months Ended

	April 27,	April 28,	April 27,	April 28,
	2002	2001	2002	2001

Net sales:
Americas	$2,727	$2,635	$8,304	$10,177
EMEA	1,304	1,303	3,571	4,886
Asia Pacific	432	453	1,259	1,735
Japan	359	337	952	1,197

Total	$4,822	$4,728	$14,086	$17,995

Gross margin:
Americas	$2,105	$1,886	$6,200	$7,257
EMEA	1,051	973	2,833	3,656
Asia Pacific	364	290	1,022	1,180
Japan	286	256	764	932

Standard margin	3,806	3,405	10,819	13,025
Production overhead	(129)	(150)	(480)	(451)
Manufacturing variances and other related costs	(609)	(2,927)	(1,609)	(3,938)

Total	$3,068	$328	$8,730	$8,636

The following table shows the standard margin for each theater:

	Three Months Ended		Nine Months Ended

	April 27,	April 28,	April 27,	April 28,
	2002	2001	2002	2001

Standard margin:
Americas	77.2%	71.6%	74.7%	71.3%
EMEA	80.6%	74.7%	79.3%	74.8%
Asia Pacific	84.3%	64.0%	81.2%	68.0%
Japan	79.7%	76.0%	80.3%	77.9%

Total	78.9%	72.0%	76.8%	72.4%

Production overhead is primarily related to labor, depreciation on equipment, and facilities charges associated with manufacturing activities. Manufacturing variances and other related costs are primarily related to provision for inventory, freight and other nonstandard costs.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Research and Development, Sales and Marketing, and General and Administrative Expenses

Research and development (“R&D”), sales and marketing, and general and administrative (“G&A”) expenses are summarized in the following table (in millions, except percentages):

	Three Months Ended		Nine Months Ended

	April 27,	April 28,	April 27,	April 28,
	2002	2001	2002	2001

Research and development	$838	$1,028	$2,617	$2,987
Percentage of net sales	17.4%	21.7%	18.6%	16.6%

Sales and marketing	$1,063	$1,351	$3,230	$4,147
Percentage of net sales	22.0%	28.6%	22.9%	23.0%

General and administrative	$164	$195	$463	$587
Percentage of net sales	3.4%	4.1%	3.3%	3.3%

In the third quarter of fiscal 2001, we announced a restructuring program to prioritize our initiatives around a focus on profit contribution, high-growth areas of our business, reduction of expenses, and improved efficiency. This restructuring program included a worldwide workforce reduction, consolidation of excess facilities, and restructuring of certain business functions. For additional information regarding the restructuring program, see Note 4 to the Consolidated Financial Statements. During the third quarter of fiscal 2002, we increased the restructuring liabilities related to the consolidation of excess facilities and other charges by $93 million due to changes in real estate market conditions. The increase in the restructuring liabilities related to the consolidation of excess facilities and other charges was allocated to R&D ($39 million), sales and marketing ($42 million), G&A ($8 million) expenses and cost of sales ($4 million) in the Consolidated Statements of Operations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

R&D, sales and marketing, and G&A expenses decreased in absolute dollars from the prior year primarily due to the impact of the restructuring program and cost control measures to contain hiring and reduce discretionary spending. As a result, total R&D, sales and marketing, and G&A expenses have been reduced on a quarterly basis by approximately $600 million compared to the high point in the second quarter of fiscal 2001.

R&D expenses in the third quarter of fiscal 2002 decreased by 18.5% from the third quarter of fiscal 2001. R&D expenses in the first nine months of fiscal 2002 decreased by 12.4% from the first nine months of fiscal 2001. R&D expenses in the third quarter of fiscal 2002 decreased by 2.8% compared with R&D expenses of $862 million in the second quarter of fiscal 2002. A significant portion of the decrease in R&D expenses for the third quarter and first nine months of fiscal 2002 compared to the same periods last year was due to lower expenditures on prototypes, lower depreciation on lab equipment, and reduced discretionary spending. We have continued to invest in R&D efforts in a wide variety of areas such as data, voice, and video over IP; advanced access technologies such as cable and other broadband technologies; advanced enterprise switching; optical transport; storage networking; content networking; security; network management; advanced core and edge routing technologies; among others. We have also continued to purchase technology in order to bring a broad range of products to the market in a timely fashion. If we believe that we are unable to enter a particular market in a timely manner with internally developed products, we may license technology from other businesses or acquire businesses as an alternative to internal R&D. All of our R&D costs have been expensed as incurred.

Sales and marketing expenses in the third quarter of fiscal 2002 decreased by 21.3% from the third quarter of fiscal 2001. Sales and marketing expenses in the first nine months of fiscal 2002 decreased by 22.1% from the first nine months of fiscal 2001. Sales and marketing expenses were $1.1 billion in the second quarter of fiscal 2002. The decrease in sales and marketing expenses for the third quarter and first nine months of fiscal 2002 compared to the same periods last year was principally due to the decrease in the size of our sales force and marketing organization, reduced marketing and advertising investments, and reduced investments in general corporate branding. However, we have continued our efforts to invest in certain key areas, such as expansion of our end-to-end networking strategy and service provider coverage, in order to be positioned to take advantage of future market opportunities.

G&A expenses in the third quarter of fiscal 2002 decreased by 15.9% from the third quarter of fiscal 2001. G&A expenses in the first nine months of fiscal 2002 decreased by 21.1% from the first nine months of fiscal 2001. G&A expenses in the third quarter of fiscal 2002 increased by 10.8% compared with G&A expenses of $148 million in the second quarter of fiscal 2002. The decrease in G&A expenses for the third quarter and first nine months of fiscal 2002 compared to the same periods last year was primarily related to the reductions in investments in infrastructure, personnel in support and administrative functions, and discretionary spending.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Amortization of Goodwill

We elected to early-adopt Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”) effective the beginning of fiscal 2002. In accordance with SFAS 142, we ceased amortizing goodwill. We are required to perform goodwill impairment tests on an annual basis and between annual tests in certain circumstances. As of April 27, 2002, no impairment of goodwill has been recognized. There can be no assurance that future goodwill impairment tests will not result in a charge to earnings. For additional information regarding SFAS 142, see Note 2 to the Consolidated Financial Statements.

Amortization of Purchased Intangible Assets

Amortization of purchased intangible assets included in operating expenses was $129 million in the third quarter of fiscal 2002, compared to $95 million in the third quarter of fiscal 2001. Amortization of purchased intangible assets included in operating expenses was $411 million in the first nine months of fiscal 2002, compared to $263 million in the first nine months of fiscal 2001. Amortization of purchased intangible assets in the second quarter of fiscal 2002 was $136 million. The increase in the amortization of purchased intangible assets for the third quarter and first nine months of fiscal 2002 compared to the same periods last year was primarily related to the additional amortization from recent acquisitions and accelerated amortization for certain technology and patent intangibles due to a reduction in their estimated useful lives. For additional information regarding purchased intangible assets, see Note 3 to the Consolidated Financial Statements.

In-Process Research and Development

The amount expensed to in-process research and development (“in-process R&D”) arose from purchase acquisitions (see Note 3 to the Consolidated Financial Statements). The fair values of the existing purchased technology and patents, as well as the technology currently under development, were determined using the income approach, which discounts expected future cash flows to present value. The discount rates used in the present value calculations were typically derived from a weighted-average cost of capital analysis and venture capital surveys, adjusted upward to reflect additional risks inherent in the development life cycle. We consider the pricing model for products related to these acquisitions to be standard within the high-technology communications equipment industry. However, we do not expect to achieve a material amount of expense reductions or synergies as a result of integrating the acquired in-process technology. Therefore, the valuation assumptions do not include significant anticipated cost savings.

The development of these technologies remains a significant risk due to the remaining efforts to achieve technical viability, rapidly changing customer markets, uncertain standards for new products, and significant competitive threats from numerous companies. The nature of the efforts to develop these technologies into commercially viable products consists principally of planning, designing, experimenting, and testing activities necessary to determine that the technologies can meet market expectations, including functionality and technical requirements. Failure to bring these products to market in a timely manner could result in a loss of market share

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

or a lost opportunity to capitalize on emerging markets and could have a material adverse impact on our business and operating results.

The following table summarizes the key assumptions underlying the valuations for our purchase acquisitions completed in the first nine months of fiscal 2002 (in millions, except percentages):

	Estimated Cost to	Risk-Adjusted
	Complete Technology at	Discount Rate for
Acquired Company	Time of Acquisition	In-Process R&D

Allegro Systems, Inc.	$5	52.5%
AuroraNetics, Inc.	$2	35.0%

The assumptions primarily consist of an expected completion date for the in-process projects, estimated costs to complete the projects, and revenue and expense projections assuming the products have entered the market. Failure to achieve the expected levels of revenue and net income from these products will negatively impact the return on investment expected at the time that the acquisitions were completed and may result in impairment charges. Actual results from the acquired companies to date did not have a material adverse impact on our business and operating results except for certain purchase acquisitions where the purchased intangible assets were impaired and written-down as reflected in the Consolidated Statements of Operations in the prior fiscal year (see Note 4 to the Consolidated Financial Statements).

Interest and Other Income (Losses), Net

Interest and other income (losses), net, were $150 million in the third quarter of fiscal 2002, compared with $236 million in the third quarter of fiscal 2001. Interest and other income (losses), net, were ($359) million in the first nine months of fiscal 2002, compared with $931 million in the first nine months of fiscal 2001. The decrease in interest and other income (losses), net, for the third quarter of fiscal 2002 compared to the same period last year was primarily due to lower net gains on investments and the impact of lower average interest rates. Interest and other income (losses), net, for the first nine months of fiscal 2002 included a charge of $858 million in the first quarter of fiscal 2002 related to the impairment on certain publicly traded securities in our investment portfolio. This impairment charge was due to the declines in the fair value of our publicly traded equity investments below the cost basis that were judged to be other-than-temporary.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Provision for Income Taxes

The effective tax rate was 28.8% for the third quarter of fiscal 2002 and 30.5% for the first nine months of fiscal 2002. The effective tax rate differs from the statutory rate primarily due to the impact of nondeductible in-process R&D, acquisition-related costs, research and experimentation tax credits, and the tax impact of foreign operations. Our future effective tax rates could be adversely affected if earnings are lower than anticipated in countries where we have lower statutory rates or by unfavorable changes in tax laws and regulations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

Cash and cash equivalents and total investments, including restricted investments, were $21.1 billion at April 27, 2002, an increase of $2.5 billion from July 28, 2001. The increase was primarily a result of cash provided by operating activities of $5.0 billion and cash provided by the issuance of common stock of $431 million. This increase was partially offset by cash used in capital expenditures of $2.2 billion, cash used for the repurchase of common stock of $952 million, and a net decrease of $405 million in the fair value of investments.

In the third quarter of fiscal 2002, we elected to purchase all of the land and buildings as well as certain sites under construction under lease agreements. The total purchase price was approximately $1.9 billion of which $1.6 billion was purchased during the third quarter of fiscal 2002 and was primarily funded by the liquidation of restricted investment securities and lease deposits. The remaining property will be purchased in the fourth quarter of fiscal 2002 for cash of approximately $250 million. As a result, we will no longer have any leased sites under such agreements by the end of fiscal 2002.

We expect our cash provided by operating activities may fluctuate in future periods as a result of a number of factors, including fluctuations in our operating results, shipment linearity and accounts receivable collections, inventory management, and the timing of payments. For additional discussion, see also the Risk Factors section below.

Accounts receivable decreased 32.5% from July 28, 2001 to April 27, 2002. Days sales outstanding in receivables decreased to 19 days at April 27, 2002 from 31 days at July 28, 2001. The decrease in accounts receivable and days sales outstanding were primarily due to shipment linearity and collections performance.

Inventories decreased 48.4% from July 28, 2001 to April 27, 2002. Inventory turns, excluding the additional excess inventory benefit previously discussed, were 7.5 times for the third quarter of fiscal 2002 and 7.0 times for the second quarter of fiscal 2002. The inventory levels and inventory turns reflected our ongoing effort to reduce our manufacturing inventory balance. Inventory management remains an area of focus as we balance the need to maintain strategic inventory levels to ensure competitive lead times versus the risk of inventory obsolescence because of rapidly changing technology and customer requirements.

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

In the case of three of the companies, the purchase prices for the remaining interests are generally based on the achievement of certain technology or other milestones by the companies. Subsequent to April 27, 2002, we announced definitive agreements to acquire the remaining interests of two of these companies (Hammerhead Networks, Inc. and Navarro Networks, Inc.)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

for a total purchase price of approximately $258 million payable in common stock. These two acquisitions will be accounted for as purchases and are expected to close in the fourth quarter of fiscal 2002. We anticipate that we will acquire the remaining interest in the third company within the next three months for approximately $150 million.

In the case of the fourth company, the purchase price for the remaining interest would be based upon a valuation to be determined by applying a multiple to the actual revenue generated from sales of the company’s products during a specified three-month period, on an annualized basis. The acquisition, if it occurs, is expected to close no later than July 2004. The purchase price is not determinable at this time, and will range from $0 to a maximum purchase price of $2.5 billion in Cisco shares valued at the time of closing. The company’s put option is exercisable only if the company has satisfactorily completed the development of a specified product by a specified date and commercial sales of that product have commenced. As of April 27, 2002, we have funded $53 million of our $84 million investment commitment to this company. Upon full funding of our commitment, which is subject to termination if certain milestones are not achieved, we will hold a promissory note that is convertible into approximately 44% of the equity of the company. If either our option or the company’s put option is exercised, we are also committed to provide additional funding to the company through the closing of the acquisition of approximately $100 million. Since making our initial investment in the third quarter of fiscal 2001, we have expensed $52 million as research and development costs, which is equal to 100% of the net losses reported by the privately held company as if such losses constituted our development costs.

We use several contract manufacturers and supply partners to manufacture our products. During the normal course of business, in order to reduce manufacturing lead times and ensure adequate component supply, we enter into agreements with certain contract manufacturers and supply partners that allow them to procure inventory based upon criteria as defined by us. As of April 27, 2002, we may be committed to purchase approximately $800 million of inventory.

In fiscal 2001, we entered into an agreement to invest $1.05 billion in the SOFTBANK Asia Infrastructure Fund, which is required to be funded upon demand by the general partner of the fund. As of April 27, 2002, we have funded $100 million of this investment commitment.

We provide financing to certain qualified customers to be used for the purchase of equipment and other needs through our wholly-owned subsidiary, Cisco Systems Capital Corporation. At April 27, 2002, the outstanding loan commitments were approximately $1.3 billion, of which approximately $400 million is currently eligible for draw down. These loan commitments may be funded over a two- to three-year period provided these customers achieve specific business milestones and financial covenants.

We have entered into several agreements to purchase or construct real estate, subject to the satisfaction of certain conditions. As of April 27, 2002, the total amount of commitments, if certain conditions are met, was approximately $564 million.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

At April 27, 2002, we have a commitment of approximately $215 million to purchase the remaining portion of the minority interest of Cisco Systems, K.K. (Japan).

We also have certain other funding commitments of approximately $150 million at April 27, 2002 related to our privately held investments.

In September 2001, the Board of Directors authorized a stock repurchase program to acquire outstanding common stock in the open market or negotiated transactions. Under the program, up to $3 billion of Cisco common stock could be reacquired over two years. During the first nine months of fiscal 2002, we repurchased and retired approximately 61 million shares of Cisco common stock for an aggregate purchase price of approximately $952 million.

We believe that our current cash and cash equivalents, short-term investments, and cash generated from operations will satisfy our expected working capital needs, capital expenditures, investment requirements, stock repurchases, commitments (see Note 6 to the Consolidated Financial Statements), future customer financings and other liquidity requirements associated with our existing operations through at least the next 12 months. In addition, there are no transactions, arrangements and other relationships with unconsolidated entities or other persons that are reasonably likely to materially affect liquidity or the availability of or requirements for capital resources.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

YOU SHOULD EXPECT THAT OUR OPERATING RESULTS MAY FLUCTUATE IN FUTURE PERIODS

The results of operations for any quarter or fiscal year are not necessarily indicative of results to be expected in future periods. Our operating results have been in the past, and will continue to be, subject to quarterly and annual fluctuations as a result of a number of factors. These factors include:

•	Overall information technology spending;

•	Changes in general global economic conditions and specific market conditions in the communications and networking industries;

•	Fluctuations in demand for our products and services;

•	The effects of terrorist activity and armed conflict, such as disruptions in general global economic activity, changes in logistics and security arrangements, and reduced customer demand for our products and services;

•	The long sales and implementation cycle for our products and the reduced visibility into our customers’ spending plans and associated revenue;

•	Inventory levels and purchase commitments exceeding our estimated requirements based upon future demand forecasts;

•	Existing network capacity, sharing of existing network capacity, and network capacity utilization rates of our customers;

•	Price and product competition in the networking industry;

•	The overall trend toward industry consolidation;

•	The introduction and market acceptance of new technologies and products, as well as the adoption of new networking standards;

•	Variations in sales channels, product costs, or mix of products sold;

•	The timing of orders, timing of shipments, and the ability to satisfy all contractual obligations in customer contracts;

•	Manufacturing lead times;

•	The impact of acquired businesses and technologies;

•	The geographical mix of our revenue and the associated impact on gross margin;

•	Our ability to achieve targeted cost reductions;

•	Adverse changes in the public and private equity and debt markets;

•	The ability of our customers and suppliers to obtain financing or to fund capital expenditures;

•	The trend toward sales of integrated network solutions;

•	The timing and amount of employer payroll tax to be paid on employees’ gains on stock options exercised; and

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

RISK FACTORS

•	Actual events, circumstances, outcomes and amounts differing from judgments, assumptions and estimates used in determining the amounts of certain assets (including the amounts of related valuation allowances), liabilities and other items reflected in our financial statements.

As a consequence, operating results for a particular future period are difficult to predict, especially in recent periods. Any of the foregoing factors, or any other factors discussed elsewhere herein, could have a material adverse effect on our business, results of operations, and financial condition.

In response to changes in industry and market conditions, we may strategically realign our resources and consider restructuring, disposing of, or otherwise exiting businesses. Any decision to limit investment in or to dispose of or otherwise exit businesses may result in the recording of special charges, such as inventory and technology related write-offs and workforce reduction costs. Estimates with respect to the useful life or ultimate recoverability of our carrying basis of assets, including purchased intangible assets, could change as a result of such assessments and decisions. Additionally, we are required to perform goodwill impairment tests on an annual basis and between annual tests in certain circumstances. There can be no assurance that future goodwill impairment tests will not result in a charge to earnings.

WE ARE EXPOSED TO GENERAL GLOBAL ECONOMIC AND MARKET CONDITIONS

Our business is subject to the effects of general economic conditions in the United States and globally, and, in particular, market conditions in the communications and networking industries, which have reduced overall demand for networking products. In recent quarters, our operating results have been adversely affected as a result of unfavorable economic conditions and reduced capital spending in the United States, Europe, and Asia. If the economic conditions in the United States and globally do not improve, or if we experience a worsening in the global economic slowdown, we may continue to experience material adverse impacts on our business, operating results, and financial condition.

OPERATING RESULTS FOR A PARTICULAR QUARTER ARE DIFFICULT TO PREDICT

As a result of a variety of factors discussed herein, operating results for a particular quarter are extremely difficult to predict. Given the continued uncertainty surrounding many variables that may impact the industry in which we compete, our visibility into future periods is limited. Our net sales may grow at a slower rate than experienced in past periods and, in particular periods, may decline. Our ability to meet financial expectations could also be adversely affected if the nonlinear sales pattern seen in certain of our past quarters recurs in future periods. We generally have had at least one quarter of the fiscal year when backlog has been reduced. In addition, in response to customer demand, we continue to attempt to reduce our product manufacturing lead times, which may result in corresponding reductions in order backlog. A decline in backlog levels could result in more variability and less predictability in our quarter-to-quarter net sales

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

RISK FACTORS

and operating results going forward. On the other hand, for certain products, lead times are longer than our goal. If we cannot reduce manufacturing lead times for such products, our customers may place the same orders within our various sales channels, cancel orders, or not place further orders if shorter lead times are available from other vendors.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

While our suppliers have performed effectively and have been relatively flexible to date, we believe that we may be faced with the following challenges going forward:

•	New markets that we participate in may grow quickly and thus, consume significant component capacity

•	As we continue to acquire companies and new technologies, we are dependent, at least initially, on unfamiliar supply chains or relatively small supply partners

•	We face competition for certain components, which are supply constrained, from existing competitors and companies in other markets

Manufacturing capacity and component supply constraints could be significant issues for us. We use several supply partners to manufacture our products. During the normal course of business, in order to reduce manufacturing lead times and ensure adequate component supply, we enter into agreements with certain supply partners that allow these partners to procure inventory based upon criteria as defined by us. For additional information regarding our purchase commitments, see Note 6 to the Consolidated Financial Statements. A reduction or interruption in supply, a significant increase in the price of one or more components, or a decrease in demand of products could materially adversely affect our business, operating results and financial condition and could materially damage customer relationships.

WE COMPETE IN THE HIGHLY COMPETITIVE TELECOMMUNICATIONS EQUIPMENT MARKET

We compete in the Internet infrastructure market, providing solutions for transporting data, voice, and video traffic across intranets, extranets, and the Internet. The market is characterized by rapid change, converging technologies, and a conversion to networking solutions that offer superior advantages. These market factors represent both an opportunity and a competitive threat to us. We compete with numerous vendors in each product category. The overall number of competitors providing niche product solutions may increase due to the market’s long-term attractive growth. On the other hand, we expect the number of vendors supplying end-to-end networking solutions will decrease, due to consolidations in and accompanying economic pressure upon the industry.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

RISK FACTORS

Our competitors include 3Com, Alcatel, Avaya, Check Point Software, Ciena, Ericsson, Enterasys, Extreme Networks, Foundry Networks, Fujitsu, Juniper, Lucent, Marconi, Nortel Networks, Redback Networks, Siemens AG, and Sycamore Networks, among others. Some of our competitors compete across many of our product lines, while others do not offer as wide a breadth of solutions. Several of our current and potential competitors may have greater resources, including technical and engineering resources, than we do.

The principal competitive factors in the markets in which we presently compete and may compete in the future are:

•	The ability to provide end-to-end networking solutions and support

•	Performance

•	Price

•	The ability to provide new technologies and products

•	The ability to provide value-added features such as security, reliability, and investment protection

•	Conformance to standards

•	Market presence

•	The ability to provide financing

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

WE HAVE INVESTED IN AND WILL CONTINUE TO INVEST IN NEW AND EXISTING MARKET OPPORTUNITIES

We have made investments in personnel, inventory, manufacturing capacity, and product development through internal efforts and acquisitions, as a result of growth in existing opportunities and new or emerging opportunities in our target markets over the past years. We will continue to invest in these markets either through additional investments or through re-alignment of existing resources. If we are unable to meet expected revenue levels in a particular quarter, it could have a material, negative impact on our operating results for that period as we may not be able to react quickly enough to scale back expenses.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

OUR BUSINESS SUBSTANTIALLY DEPENDS UPON THE CONTINUED GROWTH OF THE INTERNET AND INTERNET-BASED SYSTEMS

A substantial portion of our business and revenue depends on the continued growth of the Internet and on the deployment of our products by customers that depend on the continued growth of the Internet. As a result of the economic slowdown and the reduction in capital spending, spending on Internet infrastructure has declined, which has had a material adverse effect on our business. To the extent that the economic slowdown and reduction in capital spending continue to adversely affect spending on Internet infrastructure, we could continue to experience material adverse effects on our business, operating results, and financial condition.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

RISK FACTORS

WE EXPECT TO MAKE FUTURE ACQUISITIONS WHERE ADVISABLE AND ACQUISITIONS INVOLVE NUMEROUS RISKS

The networking business is highly competitive, and as such, our growth is dependent upon market growth, our ability to enhance our existing products, and our ability to introduce new products on a timely basis. One of the ways we have addressed and will continue to address the need to develop new products is through acquisitions of other companies and technologies. Acquisitions involve numerous risks, including the following:

•	Difficulties in integrating the operations, technologies, products and personnel of the acquired companies

•	The risk of diverting management’s attention from normal daily operations of the business

•	Potential difficulties in completing projects associated with in-process research and development

•	Risks of entering markets in which we have no or limited direct prior experience and where competitors in such markets have stronger market positions

•	Initial dependence on unfamiliar supply chains or relatively small supply partners

•	Insufficient revenues to offset increased expenses associated with acquisitions

•	The potential loss of key employees of the acquired companies

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

THE ENTRANCE INTO NEW OR DEVELOPING MARKETS EXPOSES OUR BUSINESS AND OPERATIONS TO RISKS

As we focus on new market opportunities, such as transporting data, voice, and video traffic across the same network, we will increasingly compete with large telecommunications equipment suppliers and startup companies. Several of our current and potential competitors may have greater resources, including technical and engineering resources, than we do. Additionally, as customers in these markets complete infrastructure deployments, they may require greater levels of service, support, and financing than we have experienced in the past. We expect that demand for these types of service contracts may increase in the future. There can be no assurance that we can provide products, service, support, and financing to effectively compete for these market opportunities. Further, provision of greater levels of services by us may result in less favorable timing of revenue recognition than we have historically experienced.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

RISK FACTORS

SALES TO THE SERVICE PROVIDER MARKET ARE SUBJECT TO VARIATION

Sales to the service provider market have been characterized by large and often sporadic purchases. We have experienced significant decreases in sales to the service provider market. Sales activity in this industry depends upon the stage of completion of expanding network infrastructures, the availability of funding, and the extent that service providers are affected by regulatory, economic, and business conditions in the country of operations. Continued declines or delays in sales orders from this industry could have a material adverse effect on our business, operating results, and financial condition. The slowdown in the general economy, over-capacity, changes in the service provider market, and the constraints on capital availability have had a material adverse effect on many of our service provider customers, with a number of such customers going out of business or substantially reducing their expansion plans. These conditions have had a material adverse effect on our business and operating results, and we expect that these conditions may continue for the foreseeable future.

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

WE ARE EXPOSED TO FLUCTUATIONS IN THE EXCHANGE RATES OF FOREIGN CURRENCY

As a global concern, we face exposure to adverse movements in foreign currency exchange rates. These exposures may change over time as business practices evolve and could have a material adverse impact on our financial results and cash flows. Historically, our primary exposures have related to nondollar-denominated sales in Japan, Canada, and Australia and nondollar-denominated operating expenses in Europe, Latin America, and Asia where we sell primarily in U.S. dollars. Additionally, we have exposures to emerging market currencies which can have

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

RISK FACTORS

extreme currency volatility. We will continue to monitor our exposures and may hedge against these or any other emerging market currencies as necessary.

At the present time, we hedge only those currency exposures associated with certain assets and liabilities denominated in nonfunctional currencies and periodically will hedge anticipated foreign currency cash flows. The hedging activities undertaken by us is intended to offset the impact of currency fluctuations on certain nonfunctional currency assets and liabilities.

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

OUR BUSINESS DEPENDS UPON OUR PROPRIETARY RIGHTS AND THERE IS A RISK OF INFRINGEMENT

Our success is dependent upon our proprietary technology. We generally rely upon patents, copyrights, trademarks, and trade secret laws to establish and maintain our proprietary rights in our technology and products. We have a program to file applications for and obtain patents in the United States and in selected foreign countries where a potential market for our products exists. We have been issued a number of patents; other patent applications are currently

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

RISK FACTORS

pending. There can be no assurance that any of these patents will not be challenged, invalidated, or circumvented, or that any rights granted thereunder will provide competitive advantages to us. In addition, there can be no assurance that patents will be issued from pending applications, or that claims allowed on any future patents will be sufficiently broad to protect our technology. Furthermore, the laws of some foreign countries may not permit the protection of our proprietary rights to the same extent as do the laws of the United States. Although we believe the protection afforded by our patents, patent applications, copyrights, and trademarks has value, the rapidly changing technology in the networking industry makes our future success dependent primarily on the innovative skills, technological expertise, and management abilities of our employees rather than on patent, copyright, and trademark protection.

The industry in which we compete is characterized by the existence of a large number of patents and frequent claims and related litigation regarding patent and other intellectual property rights. From time to time, third parties have asserted exclusive patent, copyright, trademark and other intellectual property rights to technologies and related standards that are important to us. These claims have increased recently as a result of our acquisitions of businesses and technologies. Such parties have pursued and may in the future assert claims or initiate litigation against us or our manufacturers, suppliers, or customers alleging infringement of their proprietary rights with respect to our existing or future products. Regardless of the merit of these claims, they could be time-consuming, result in costly litigation and diversion of technical management personnel, or require us to develop a noninfringing technology or enter into royalty or license agreements. If any infringement or other intellectual property claim made against us by any third party is successful, or if we fail to develop noninfringing technology or license the proprietary rights, our business could be materially and adversely affected.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

OUR SUCCESS LARGELY DEPENDS ON OUR ABILITY TO RETAIN AND RECRUIT KEY PERSONNEL

Our success has always depended in large part on our ability to attract and retain highly skilled technical, managerial, sales, and marketing personnel. In spite of the economic slowdown, competition for these personnel is intense, especially in the Silicon Valley area of Northern California. Volatility or lack of positive performance in our stock price may also adversely affect our ability to retain key employees, all of whom have been granted stock options. The loss of services of any of our key personnel, the inability to retain and attract qualified personnel in the future, or delays in hiring required personnel, particularly engineers and sales personnel, could make it difficult to meet key objectives, such as timely and effective product introductions. In addition, companies in the networking industry whose employees accept positions with competitors frequently claim that competitors have engaged in improper hiring practices. We have received these claims in the past and may receive additional claims to this effect in the future.

WE FACE CERTAIN LITIGATION RISKS

We are a party to lawsuits in the normal course of our business. Litigation can be expensive, lengthy and disruptive to normal business operations. Moreover, the results of complex legal proceedings are difficult to predict. An unfavorable resolution of a particular lawsuit could have a material adverse effect on our business, results of operations, or financial condition. For additional information regarding certain of the lawsuits in which we are involved, see Note 6 to the Consolidated Financial Statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

RISK FACTORS

OUR BUSINESS IS SUBJECT TO THE RISKS OF EARTHQUAKES, FLOODS, AND OTHER CATASTROPHIC EVENTS

Our corporate headquarters, including certain of our research and development operations and our manufacturing facilities, are located in the Silicon Valley area of Northern California, a region known for seismic activity. Additionally, certain of our facilities, which include one of our manufacturing facilities, are located near rivers that have experienced flooding in the past. A significant natural disaster, such as an earthquake or a flood, could have a material adverse impact on our business, operating results, and financial condition. In addition, despite our implementation of network security measures, our servers are vulnerable to computer viruses, break-ins, and similar disruptions from unauthorized tampering with our computer systems. Any such event could have a material adverse effect on our business, operating results, and financial condition. In addition, the effects of war or acts of terrorism could have a material adverse effect on our business, operating results, and financial condition. The recent terrorist attacks in New York and Washington, D.C. on September 11, 2001 disrupted commerce throughout the world and intensified the uncertainty of the U.S. economy and other economies. The continued threat of terrorism and heightened security and military action in response to this threat, or any future acts of terrorism, may cause further disruptions to these economies and create further uncertainties. To the extent that such disruptions or uncertainties result in delays or cancellations of customer orders, or the manufacture or shipment of our products, our business, operating results and financial condition could be materially and adversely affected.

THE ENERGY CRISIS IN CALIFORNIA COULD DISRUPT OUR BUSINESS AND THE BUSINESSES OF OUR SUPPLIERS AND SUPPLY PARTNERS AND COULD INCREASE OUR EXPENSES

The western United States (and California in particular) has experienced repeated episodes of diminished electrical power supply, and we anticipate that this situation could reoccur in the future. As a result of these episodes, certain of our operations or facilities have been and could in the future be subject to “rolling blackouts” or other unscheduled interruptions of electrical power. The prospect of such unscheduled interruptions may continue for the foreseeable future, and we are unable to predict their occurrence or duration. Certain of our suppliers and supply partners are also located in this area and their operations may also be materially and adversely affected by such interruptions. These suppliers and manufacturers may be unable to manufacture sufficient quantities of our products to meet our demands, or they may increase the costs of such products, which in turn could have a material adverse effect on our business or results of operations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

RISK FACTORS

WE ARE EXPOSED TO FLUCTUATIONS IN THE MARKET VALUES OF OUR PORTFOLIO INVESTMENTS AND IN INTEREST RATES

We maintain an investment portfolio of various holdings, types, and maturities. These securities are generally classified as available for sale and, consequently, are recorded on the balance sheet at fair value with unrealized gains or losses reported as a separate component of accumulated other comprehensive income (loss), net of tax. Part of this portfolio includes equity investments in several publicly traded companies, the values of which are subject to market price volatility. Recent events have adversely affected the public equities market and general economic conditions may continue to worsen. As a result, we may recognize in earnings declines in fair value of our publicly traded equity investments below the cost basis that are judged to be other-than-temporary. For information regarding the sensitivity of and risks associated with the market value of portfolio investments and interest rates, see the section titled “Quantitative and Qualitative Disclosures About Market Risk” contained in this Quarterly Report.

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

WE FACE RISKS ASSOCIATED WITH CHANGES IN TELECOMMUNICATIONS REGULATION AND TARIFFS

Changes in domestic and international telecommunications requirements could affect the sales of our products. In particular, we believe it is possible that there may be changes in domestic telecommunications regulation in the future that could slow the expansion of the service providers’ network infrastructures and materially adversely affect our business, operating results, and financial condition. Future changes in tariffs by regulatory agencies or application of tariff requirements to currently untariffed services could affect the sales of our products for certain classes of customers. Additionally, in the United States, our products must comply with various Federal Communications Commission requirements and regulations. In countries outside of the United States, our products must meet various requirements of local telecommunications authorities. Changes in tariffs or failure by us to obtain timely approval of products could have a material adverse effect on our business, operating results, and financial condition.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We maintain an investment portfolio of various holdings, types, and maturities. These securities are generally classified as available for sale and, consequently, are recorded on the balance sheet at fair value with unrealized gains or losses reported as a separate component of accumulated other comprehensive income (loss), net of tax. Part of this portfolio includes equity investments in several publicly traded companies, the values of which are subject to market price volatility. We recorded a charge of $858 million in the first quarter of fiscal 2002 related to the impairment of certain publicly traded securities in our investment portfolio. The impairment charge was related to the declines in the fair value of our publicly traded equity investments below their cost basis that were judged to be other-than-temporary. We have also invested in numerous privately held companies, many of which can still be considered in the start-up or development stages. These investments are inherently risky as the market for the technologies or products they have under development are typically in the early stages and may never materialize. We could lose our entire initial investment in these companies. At any time, a sharp rise in interest rates could have a material adverse impact on the fair value of our investment portfolio. Conversely, declines in interest rates could have a material impact on interest earnings for our investment portfolio. We do not currently hedge these interest rate exposures.

Readers are referred to pages 21 to 22 of the fiscal 2001 Annual Report to Shareholders for a more detailed discussion of quantitative and qualitative disclosures about market risk.

The following analysis presents the hypothetical changes in fair values of public equity investments that are sensitive to changes in the stock market (in millions):

	Valuation of Securities				Valuation of Securities
	Given X% Decrease			Fair Value	Given X% Increase
	in Each Stock's Price			as of	in Each Stock's Price
				Apr. 27,
	(75%)	(50%)	(25%)	2002	25%	50%	75%

Corporate equities	$255	$510	$765	$1,020	$1,275	$1,530	$1,785

These equity securities are held for purposes other than trading. The modeling technique used measures the hypothetical change in fair values arising from selected hypothetical changes in each stock’s price. Stock price fluctuations of plus or minus 25%, 50%, and 75% were selected based on the probability of their occurrence. Our equity portfolio consists of securities with characteristics that most closely match the S&P Index or companies traded on the NASDAQ National Market. The NASDAQ Composite Index has shown a 25% and 50% movement in each of the last three years and a 75% movement in at least one of the last three years.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

The Company is subject to legal proceedings, claims, and litigation arising in the ordinary course of business. While the outcome of these matters is currently not determinable, management does not expect that the ultimate costs to resolve these matters will have a material adverse effect on the Company’s consolidated financial position, results of operations, or cash flows.

Beginning on April 20, 2001, a number of purported shareholder class action lawsuits were filed in the United States District Court for the Northern District of California against Cisco and certain of its officers and directors. The lawsuits are essentially identical, purport to bring suit on behalf of those who purchased the Company’s publicly traded securities between August 10, 1999 and April 16, 2001, and have now been consolidated. Plaintiffs allege that defendants have made false and misleading statements, purport to assert claims for violations of the federal securities laws, and seek unspecified compensatory damages and other relief. Cisco believes the claims are without merit and intends to defend the actions vigorously.

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

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

None

(b)	Reports on Form 8-K

The Company filed one report on Form 8-K during the quarter ended April 27, 2002. Information regarding the item reported on is as follows:

Date	Item Reported On

February 5, 2002	The Company announced that John L. Hennessy was appointed to the Board of Directors effective as of January 28, 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Cisco Systems, Inc.

Date: May 28, 2002	By	/s/ Larry R. Carter

Larry R. Carter, Senior Vice President, Finance and Administration, Chief Financial Officer and Secretary