Form 10-K
period 2002-07-27
CISCO SYSTEMS INC
filed 2002-09-18
CIK 858877

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark one)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 27, 2002

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission file number 0-18225

CISCO SYSTEMS, INC.
(Exact name of registrant as specified in its charter)

California	77-0059951

(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

170 West Tasman Drive San Jose, California	95134-1706

(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (408) 526-4000

Securities registered pursuant to Section 12(b) of the Act:      None

Securities registered pursuant to Section 12(g) of the Act:

Common stock, $0.001 par value
Preferred Stock Purchase Rights

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  [X]      No    [     ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[     ]

As of August 23, 2002, 7,285,904,553 shares of Registrant’s common stock were outstanding. The approximate aggregate market value of voting stock held by non-affiliates of the Registrant was $103,281,833,311 (based upon the closing price for shares of the Registrant’s common stock as reported by the Nasdaq National Market on that date).

DOCUMENTS INCORPORATED BY REFERENCE

(1)  Portions of the Registrant’s Annual Report to Shareholders for its fiscal year ended July 27, 2002 are incorporated by reference into Part I and Part II of this Annual Report on Form 10-K where indicated.

(2)  Portions of the Registrant’s Proxy Statement relating to the Registrant’s 2002 Annual Meeting of Shareholders, to be held on November 19, 2002, are incorporated by reference into Part III of this Form 10-K where indicated.

PART I

ITEM 1. Business

General

This Annual Report on Form 10-K (“Report”), including the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” which is incorporated by reference from Cisco’s 2002 Annual Report to Shareholders, contains forward-looking statements regarding future events and the future results of Cisco that are based on current expectations, estimates, forecasts, and projections about the industries in which Cisco operates and the beliefs and assumptions of the management of Cisco. Words such as ‘expects,’ ‘anticipates,’ ‘targets,’ ‘goals,’ ‘projects,’ ‘intends,’ ‘plans,’ ‘believes,’ ‘seeks,’ ‘estimates,’ variations of such words, and similar expressions are intended to identify such forward-looking statements. These forward-looking statements are only predictions and are subject to risks, uncertainties, and assumptions that are difficult to predict. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in this Report under the section entitled “Risk Factors” and elsewhere, and in other reports Cisco files with the Securities and Exchange Commission (“SEC”), specifically the most recent reports on Form 8-K and Form 10-Q, each as it may be amended from time to time. Cisco undertakes no obligation to revise or update publicly any forward-looking statements for any reason.

Cisco Systems, Inc. (“Cisco”) manufactures and sells networking and communications products and provides services associated with that equipment and its use. Its products are installed at corporations, public institutions, and telecommunication companies, and are also found in small and medium-sized commercial enterprises. Cisco provides a broad line of products for transporting data, voice, and video within buildings, across campuses, or around the world. Cisco conducts its business globally and is managed geographically in four segments: the Americas; Europe, the Middle East, and Africa (“EMEA”); Asia Pacific; and Japan (see Note 12, “Segment Information and Major Customers,” on pages 46 and 47 of Cisco’s 2002 Annual Report to Shareholders, which is incorporated by reference herein).

Cisco was incorporated in California in December 1984 and is headquartered in San Jose. Cisco’s headquarters mailing address is 170 West Tasman Drive, San Jose, California, 95134-1706, and the telephone number at that location is (408) 526-4000. The Cisco Web site is www.cisco.com.

Products and Services

Cisco sells scalable, standards-based networking products that cover a wide range of customers’ networking needs. Cisco’s products and services help customers build their own network infrastructure while also providing tools to allow them to communicate with their customers, prospects, business partners, suppliers, and employees.

Products are used individually or in combinations to connect computing devices to networks or computer networks with each other — whether they are within a building, across a campus, or around the world. Cisco’s breadth of product and service offerings enables it to offer a wide range of products and services to meet customer requirements. Cisco also provides products and services that allow customers to transition their various networks to a single multiservice data, voice, and video network.

Over time, Cisco believes that the Internet and the various networks associated with it, including but not limited to corporate intranets, cable, broadband and dialup networks, and voice and video networks, will converge into a “network of networks.” In that environment, the successful vendors will be those capable of providing an end-to-end spectrum of products aimed not at a particular technology platform but at solutions to networking problems which cut across the segmentation that currently defines the industry. As such, a large part of Cisco’s strategic initiatives and investments is aimed at meeting the requirements that such a network of networks would demand. For a discussion of the risks associated with that strategy, please see the portion of this Report entitled “Risk Factors,” including but not limited to the risk factor entitled, “We depend upon the development of new products and enhancements to existing products and are subject to rapid changes in technology and the market.”

Cisco’s offerings fall into several categories:

Routing

Routing is a foundation technology for computer networking. Routers interconnect computer networks and move information from one network to another. Cisco’s routing products offer features to increase security of transmissions and increase efficiency in use of transmission capacity. We offer a broad range of routers from core backbone infrastructure to small office deployments. In addition, Cisco’s storage networking products offer customers a variety of options in accessing and interconnecting storage networks that can be shared and managed globally.

Switching

Switching is another integral networking technology that is used in both local-area networks (“LANs”) and wide-area networks (WANs). Cisco’s switching products are designed to help users migrate from traditional shared LANs to fully switched networks. Cisco solutions employ several widely used switching technologies, including Ethernet, Gigabit Ethernet, Token Ring, and Asynchronous Transfer Mode (ATM).

Access

Cisco access products give remotely located groups and individuals similar levels of connectivity and information access to achieve seamless connections for users whether they are located at a company’s head office or at home or while they are traveling. Asynchronous and integrated services digital network (ISDN) remote-access routers, dialup access servers, wireless solutions, digital subscriber line (DSL) technologies, and cable universal broadband routers provide telecommuters, mobile workers, and students with remote network access.

Other Products

Other Cisco offerings include the following products:

IP Telephony

Cisco provides IP telephony products for transmitting voice communications over a network using an open, standards-based Internet Protocol. Cisco’s IP telephony products use a single network infrastructure for the transmission of data, voice, and video traffic to deliver IP voice and fully integrated communications. IP telephony products provide a seamless migration to full IP communications by interoperating with existing systems.

Internet Network Service and Security

Cisco offers Internet network products and services to improve a network manager’s ability to cope with challenges posed by the popularity of the Internet, such as network traffic volume and network address shortages. Cisco seeks to achieve architectural consistency by focusing on standards-based services between clients and servers such as end-to-end quality of service (“QoS”) and end-to-end security.

Optical Networking

Cisco provides optical networking products for both the enterprise and service provider markets. Advances in next-generation Synchronous Optical Network/Synchronous Digital Hierarchy (SONET/SDH) provide an evolutionary path for telecommunications carriers from their existing infrastructures, as well as giving newer carriers and enterprises the capability to deploy cost-effective, multiservice networks. Cisco also uses optical technologies such as dense wave division multiplexing (DWDM) and coarse wave division multiplexing (CWDM) to scale optical bandwidth as high-bandwidth applications, such as Gigabit Ethernet and storage, to become more commonplace.

Network Management Software

Cisco’s network management offerings are built around CiscoWorks software, a family of management applications based on Internet standards. These tools are designed to enable customers to better secure, monitor, and manage large, complex networks. For service providers, Cisco Internet OSS is a foundation and framework designed for next-generation, Internet Protocol (“IP”)-based services and packet network infrastructure. Cisco Internet OSS provides management enablement of intelligent network services.

The technologies offered in conjunction with product offerings are Cisco AVVID and Cisco IOS® Software. Cisco AVVID provides an intelligent network infrastructure for Internet business solutions and consists of several architectural building blocks for key Internet services. Cisco IOS Software is a common networking software platform deployed across a broad spectrum of Cisco products.

Service

In addition to its product offerings, Cisco provides a broad range of service offerings, including technical maintenance support and consultative services, to assist customers in building and maintaining high-availability networks, in knowledge transfer, and in building customer satisfaction. Cisco services provide device-level, network-level, and application-level support for all stages of the network life cycle. These services help customers and channel partners by assisting them to deploy new technologies, achieve high-availability networking, streamline business processes, and reduce operating costs.

Customers and Markets

Networking needs are influenced by a number of factors, including the size of the organization, number and types of computer systems, geographic location, and the applications requiring communications. Cisco’s customer base is not concentrated in any particular industry and in each of the past three fiscal years, no single customer has accounted for 10 percent or more of Cisco’s net sales. For additional information regarding segment information, see Note 12, “Segment Information and Major Customers,” on pages 46 and 47 of Cisco’s 2002 Annual Report to Shareholders, which is incorporated by reference herein.

Cisco’s customers are primarily in the following markets:

Large Enterprise Businesses

Large enterprise businesses are generally defined as organizations with 500 or more employees and often have complex networking needs, as well as multiple locations, and various types of computer systems. Such enterprise customers include corporations, government agencies, utilities, and educational institutions. Cisco products for these customers include those designed for enterprise routing, switching, security, and IP telephony.

Service Providers

Service providers offer data, voice, and/or video communication services to businesses, governments, utilities, and consumers. They include regional, national, and international telecommunications carriers, as well as Internet, cable, and wireless service providers. Many service providers resell Cisco products to their own residential, enterprise, or commercial customers. These customers use a variety of Cisco switching, routing, and management products in their networks. Compared to other end-user customers, service provider customers are more likely to require network design services, and their business is characterized by long design cycles. Historically, service providers relied on equipment suppliers to take greater responsibility for implementation of turnkey solutions or to act as prime contractors in deploying network solutions, with implications for timing of revenue recognition. The large number of new entrants to this business in the late 1990s, and the eventual lack of sufficient customer demand for telecommunications services to meet the business plans of all entrants, has led to a condition of oversupply, leading many service providers to cease operations, and the remaining companies, particularly in the United States, to significantly reduce projected and actual technology-related capital expenditures.

Commercial

Commercial customers, primarily small and medium-sized businesses, have fewer than 500 employees and a need for networks of their own, as well as connection to the Internet and to business partners. However, these customers generally have limited resources and expertise in networking technology. Therefore, Cisco attempts to provide products that are affordable and easy to install and use. The commercial market remains an area of potential growth for network adoption and deployment of intelligent network solutions. The emerging markets, which include network security, mobility, and converged voice and data solutions, are of specific interest to small and medium-sized businesses. Cisco also works to set standards for the consumer market through the Internet Home Alliance.

Cisco Sales Overview

Cisco’s worldwide sales and marketing organization, at July 27, 2002, consisted of approximately 14,000 individuals, including managers, sales representatives, and technical support personnel. Cisco has field sales offices in more than 60 countries and sells its products and services both directly and through channel partners with support from its sales force. Channel partners include distributors, value-added resellers, system integrators, and service providers. The system integrators and value-added resellers buying through distributors often provide system installation, technical support, and follow-up services to the end customers. For additional information regarding Cisco’s sales, see Note 12, “Segment Information and Major Customers,” on pages 46 and 47 of Cisco’s 2002 Annual Report to Shareholders, which is incorporated by reference herein.

Cisco’s service offerings complement its products via a range of consulting, technical, project, quality, and maintenance support-level services including 24x7 online and telephone support through technical assistance centers.

Cisco Systems Capital Corporation facilitates and provides lease and other financing to certain qualified customers for the purchase of equipment and other needs. For additional information regarding Cisco Systems Capital Corporation’s financing activities, see Note 6, “Lease Receivables, Net,” on page 37 of Cisco’s 2002 Annual Report to Shareholders, which is incorporated by reference herein.

Acquisitions, Investments, and Alliances

The markets in which Cisco competes require a wide variety of technologies, products, and capabilities. The combination of complexity and rapid change make it difficult for one company, no matter how large, to develop all technological solutions alone. Through acquisitions, investments, and alliances Cisco is able to deliver products and services to customers in target markets.

Cisco employs the following strategies to satisfy the need for new or enhanced networking products and solutions: develop new technologies and products internally; enter into joint-development efforts with other companies; resell another company’s product; or acquire all or part of another company.

Acquisitions

Since 1993, Cisco has acquired a number of companies and Cisco expects to make future acquisitions. Mergers and acquisitions of high-technology companies are inherently risky, especially if no product has been shipped by the acquired company. No assurance can be given that Cisco’s previous or future acquisitions will be successful or will not materially adversely affect its financial condition or operating results. Prior acquisitions have resulted in a wide range of outcomes, from successful introduction of new products and technologies to an inability to do so. The risks associated with acquisitions are more fully discussed in the “Risk Factors” section contained in Item 1 of this Report.

Investments in Privately Held Companies

Cisco makes minority investments in privately held companies that develop technology or provide services that are complementary to Cisco products or provide strategic value. By investing in new ventures, Cisco strengthens its relationships with such companies. The risks associated with acquisitions are more fully discussed in the “Risk Factors” section contained in Item 1 of this Report.

Strategic Alliances

Cisco pursues strategic alliances with other companies in areas where collaboration can produce industry advancement and acceleration of new markets. The objectives and goals for a strategic alliance can include one or more of the following: technology exchange, product and solution development, joint sales and marketing, or new-market creation. Currently, Cisco has entered into strategic alliances with Callisma, Cap Gemini/Ernst & Young, EDS, Hewlett-Packard/Compaq, IBM, Intel, Italtel, KPMG Consulting, Microsoft, Motorola, Oracle, Sony, and Sun Microsystems, among others.

Backlog

Cisco’s backlog at September 9, 2002 was approximately $1.4 billion, compared with a backlog of approximately $2.0 billion at September 14, 2001. We include in backlog only orders confirmed with a purchase order for products to be shipped within 90 days to customers with approved credit status. Because of the generally short cycle between order and shipment and occasional customer changes in delivery schedules or cancellation of orders (which are made without significant penalty), Cisco does not believe that its backlog, as of any particular date, is necessarily indicative of actual net sales for any future period.

Competition

Cisco competes in the networking and communications equipment markets, providing products and services for transporting data, voice, and video traffic across intranets, extranets, and the Internet. The market is characterized by rapid change, converging technologies, and a migration to networking solutions that offer superior advantages. These market factors represent both an opportunity and a competitive threat to Cisco. Cisco competes with numerous vendors in each product category. The overall number of competitors providing niche product solutions may increase due to the market’s long-term attractive growth.

Cisco’s competitors include 3Com, Alcatel, Avaya, Avici, Check Point Software, Ciena, Dell, Ericsson, Enterasys, Extreme Networks, Foundry Networks, Fujitsu, Huawei, Juniper, Lucent, Marconi, Nokia, Nortel Networks, Redback Networks, Riverstone, Siemens AG, and Sycamore Networks, among others. Some of these companies compete across many of Cisco’s product lines, while others are primarily focused in a specific product area. Barriers to entry are relatively low, and new ventures to create products that do or could compete with Cisco’s products are regularly formed. In addition, several of Cisco’s current and potential competitors may have greater resources, including technical and engineering resources, than it does.

The principal competitive factors in the markets in which we presently compete and may compete in the future include:

•	The ability to provide a broad range of networking products and services;

•	Product performance;

•	Price;

•	The ability to provide new products;

•	The ability to provide value-added features such as security, reliability, and investment protection;

•	Conformance to standards;

•	Market presence; and

•	The ability to provide financing.

Cisco also faces competition from customers to whom it licenses or supplies technology and suppliers from whom it transfers technology. The inherent nature of networking requires interoperability. As such, we must cooperate and at the same time compete with many companies. Any inability of Cisco to effectively manage these complicated relationships with customers and suppliers, or the uncontrollable and unpredictable acts of others, could have a material adverse effect on its business, operating results, and financial condition and accordingly affect its chances of success.

Research and Development

Cisco regularly seeks to introduce new products and features in areas including, among others, data, voice, and video over IP; advanced access and aggregation technologies such as cable, wireless and other broadband technologies; advanced enterprise switching; optical transport; storage networking; content networking; security; network management; and advanced core and edge routing technologies.

The industry in which Cisco competes is subject to rapid technological developments, evolving industry standards, changes in customer requirements, and new product introductions and enhancements. As a result, Cisco’s success, in part, depends upon its ability, on a cost-effective and timely basis, to continue to enhance its existing products and to develop and introduce new products that improve performance and reduce total cost of ownership. In order to achieve these objectives, Cisco’s management and engineering personnel work with customers to identify and respond to customer needs, as well as with other innovators of internetworking products, including universities, laboratories, and corporations. Cisco also expects to continue to make acquisitions and investments where appropriate. Cisco intends to work to achieve products that meet key industry standards and to continue to support important protocol standards as they emerge. Still, there can be no assurance that Cisco will be able to successfully develop products to address new customer requirements and technological changes, or that such products will achieve market acceptance.

Cisco’s research and development expenditures were $3.4 billion, $3.9 billion, and $2.7 billion in fiscal 2002, 2001, and 2000, respectively. All of Cisco’s expenditures for research and development costs, as well as in-process research and development of $65 million, $855 million, and $1.4 billion in fiscal 2002, 2001, and 2000, respectively, have been expensed as incurred.

Manufacturing

Cisco primarily employs an outsourced manufacturing strategy that relies on contract manufacturers for manufacturing services. Cisco’s manufacturing operations primarily consist of quality assurance of materials and components, subassemblies, final assembly and test of products. We presently use a variety of independent third-party companies to provide services related to printed circuit board assembly, in-circuit test, and product repair as well as product assembly. Cisco and its suppliers install proprietary software on electronically programmable memory chips installed in its systems in order to configure products to customer needs and to maintain quality control and security. The manufacturing process enables Cisco to configure the hardware and software in unique combinations to meet a wide variety of individual customer requirements. Cisco also uses automated testing equipment and burn-in procedures, as well as comprehensive inspection, testing, and statistical process control, to ensure the quality and reliability of its products. Cisco and its partners’ manufacturing processes and procedures are generally ISO 9001 or ISO 9003 certified.

Patents, Intellectual Property, and Licensing

Cisco seeks to establish and maintain its proprietary rights in its technology and products through the use of patents, copyrights, trademarks, and trade secret laws. Cisco has a program to file applications for and obtain patents, copyrights, and trademarks in the United States and in selected foreign countries where it believes filing for such protection is appropriate. Cisco also seeks to maintain its trade secrets and confidential information by non-disclosure policies and through the use of appropriate confidentiality agreements. Cisco has obtained a substantial number of patents in the United States and in other countries. The existence of patents does not mean, however, that these patents are valid or can be enforced against competitive products in every jurisdiction. Although Cisco believes the protection afforded by its patents, patent applications, copyrights, trademarks and trade secrets has value, the rapidly changing technology in the networking industry and uncertainties in the legal process makes Cisco’s future success dependent primarily on the innovative skills, technological expertise, and management abilities of its employees rather than on the protection afforded by patent, copyright, trademark, and trade secret laws.

Many Cisco products are designed to include software or other intellectual property licensed from third parties. While it may be necessary in the future to seek or renew licenses relating to various aspects of its products, Cisco believes, based upon past experience and standard industry practice that such licenses generally could be obtained on commercially reasonable terms. Nonetheless, there can be no assurance that the necessary licenses would be available on acceptable terms, if at all. The inability of Cisco to obtain certain licenses or other rights or to obtain such licenses or rights on favorable terms, or the need to engage in litigation regarding these matters, could have a material adverse effect on its business, operating results, and financial condition. Moreover, inclusion in Cisco’s products of software or other intellectual property licensed from third parties on a non-exclusive basis can limit Cisco’s ability to protect its proprietary rights in its products.

The industry in which Cisco competes is characterized by rapidly changing technology, a large number of patents, and frequent claims and related litigation regarding patent and other intellectual property rights. There can be no assurance that Cisco’s patents and other proprietary rights will not be challenged, invalidated or circumvented, that others will not assert intellectual property rights to technologies that are relevant to Cisco, or that its rights will give Cisco a competitive advantage in which it competes. In addition, the laws of some foreign countries may not protect Cisco’s proprietary rights to the same extent as the laws of the United States. The risks associated with patents and intellectual property are more fully discussed in the “Risk Factors —Our business depends upon our proprietary rights, which might prove difficult to enforce, and there is a risk our products could be held to infringe rights of third parties” section contained in Item 1 of this Report.

Employees

As of July 27, 2002, Cisco has approximately 36,000 employees, including 6,000 in manufacturing and service; 13,000 in engineering; 14,000 in sales and marketing; and 3,000 in finance and administration. Approximately 10,000 employees are in locations outside the United

States. Cisco considers the relationships with its employees to be positive. Competition for technical personnel in the industry in which Cisco competes is intense. Cisco believes that its future success depends in part on its continued ability to hire, assimilate, and retain qualified personnel. To date, Cisco believes that it has been successful in recruiting qualified employees, but there is no assurance that it will continue to be successful in the future.

Risk Factors

Set forth below and elsewhere in this Report and in other documents we file with the SEC are risks and uncertainties that could cause actual results to differ materially from the results contemplated by the forward-looking statements contained in the Report.

OUR OPERATING RESULTS MAY FLUCTUATE IN FUTURE PERIODS

Our operating results have been in the past, and will continue to be, subject to quarterly and annual fluctuations as a result of a number of factors. These factors include:

•	Fluctuations in demand for our products and services, such as has occurred in the last two fiscal years, especially with respect to Internet businesses and telecommunications service providers;

•	Changes in sales and implementation cycles for our products and the reduced visibility into our customers’ spending plans and associated revenue;

•	Our ability to maintain appropriate inventory levels and purchase commitments;

•	Price and product competition in the communications and networking industries which can change rapidly due to technological innovation;

•	The overall trend toward industry consolidation both among our competitors and our customers;

•	The introduction and market acceptance of new technologies and products, as well as the adoption of new networking standards;

•	Variations in sales channels, product costs, or mix of products sold;

•	The timing and size of orders from customers;

•	Manufacturing lead times;

•	Fluctuations in our gross margins;

•	Our ability to achieve targeted cost reductions;

•	The ability of our customers and suppliers to obtain financing or to fund capital expenditures;

•	The timing and amount of employer payroll tax to be paid on employees’ gains on stock options exercised;

•	Actual events, circumstances, outcomes, and amounts differing from judgments, assumptions, and estimates used in determining the values of certain assets (including the amounts of related valuation allowances), liabilities and other items reflected in our financial statements; and

•	Changes in accounting rules, such as recording expenses for employee stock option grants.

As a consequence, operating results for a particular future period are difficult to predict, and therefore, prior results are not necessarily indicative of results to be expected in future periods. Any of the foregoing factors, or any other factors discussed elsewhere herein, could have a material adverse effect on our business, results of operations, and financial condition.

OUR BUSINESS MAY BE ADVERSELY AFFECTED BY UNFAVORABLE ECONOMIC AND MARKET CONDITIONS

Adverse economic conditions worldwide have contributed to slowdowns in the communications and networking industries and may continue to impact our business, resulting in:

•	Reduced demand for our products as a result of a decrease in capital spending by our customers, particularly service providers;

•	Increased price competition for our products, partially as a consequence of customers disposing of unutilized products;

•	Increased risk of excess and obsolete inventories;

•	Excess facilities and manufacturing capacity; and

•	Higher overhead costs as a percentage of revenues.

Recent political turmoil in many parts of the world, including terrorist and military actions, may continue to put pressure on global economic conditions. If the economic and market conditions in the United States and globally do not improve, or if they deteriorate further, we may continue to experience material adverse impacts on our business, operating results, and financial condition as a consequence of the above factors or otherwise. We do not expect the trend of lower capital spending among service providers to reverse itself in the near term.

OUR DIFFICULTY IN PREDICTING REVENUES MAY HAVE A MATERIAL ADVERSE EFFECT ON OUR OPERATIONS AND FINANCIAL RESULTS

As a result of a variety of factors discussed in this Report, our revenues for a particular quarter are difficult to predict. Our net sales may grow at a slower rate than experienced in past periods and, in particular periods, may decline. Our ability to meet financial expectations could also be adversely affected if the nonlinear sales pattern seen in certain of our past quarters recurs in future periods. We have experienced periods of time where shipments exceeded net bookings, leading to nonlinearity in shipping patterns. This can increase costs, as irregular shipment patterns result in periods of underutilized capacity and periods when overtime expenses may be incurred, as well as leading to additional costs arising out of inventory management.

In addition, to improve customer satisfaction, we continue to attempt to reduce our manufacturing lead times, which may result in corresponding reductions in order backlog. A decline in backlog levels could result in more variability and less predictability in our quarter-to-quarter net sales and operating results going forward. In the past, long manufacturing lead times caused our customers to place the same order multiple times within our various sales channels and cancel the duplicative orders when the product is received from one of the channels from where it was ordered, or place orders with other vendors with shorter manufacturing lead times. Such multiple ordering (along with other factors) may cause difficulty in predicting our sales, and as a result could impair our ability to manage parts inventory effectively.

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

WE EXPECT GROSS MARGIN VARIABILITY OVER TIME

Although we have experienced increasing product gross margins during fiscal 2002, product gross margins may be adversely affected in the future by a number of factors, including but not limited to:

•	Changes in customer, geographic or product mix, including mix of configurations within each product group;

•	Increases in material or labor costs;

•	Excess inventory;

•	Obsolescence charges;

•	Changes in shipment volume;

•	Loss of cost savings due to changes in component pricing or charges incurred due to inventory holding periods if parts ordering does not correctly anticipate product demand;

•	Increased price competition;

•	Changes in distribution channels;

•	Increased warranty costs; and

•	Introduction of new products and costs of entering new markets.

Changes in service gross margin may result from various factors such as the changes in mix between technical support and consultative services, as well as the timing of support contract renewals.

DISRUPTION OF OR CHANGES IN THE MIX OF OUR PRODUCT DISTRIBUTION MODEL OR CUSTOMER BASE COULD AFFECT SALES AND MARGINS

If we fail to manage distribution of our products and services properly, or if our distributors’ financial condition or operations weaken, our revenues and gross margins could be adversely affected. Furthermore, a change in the mix of our customers between service provider and enterprise, or a change in mix of direct sales and indirect sales, can adversely affect revenues and gross margins.

We use a variety of channels to bring our products to our customers, including system integrators, two-tier distributors who in turn sell to resellers, and direct sales to both enterprise accounts and service providers. Since each distribution channel has a distinct profile, the failure to implement the most advantageous balance in the delivery model for our products and services could adversely affect our gross margin and, therefore, profitability.

For example:

•	As we respond to demand from certain categories of customers to sell directly to them, we could risk alienating channel partners and adversely affecting our distribution model.

•	Because direct sales may compete with the sales made by channel partners, these channel partners may elect to use other suppliers that do not directly sell their own products.

•	Some of our system integrators may demand that we absorb a greater share of the risks that their customers may ask them to bear, affecting our gross margin.

•	Some of our channel partners may have insufficient financial resources and may not be able to withstand changes in business conditions, including the recent economic downturn. Revenues from indirect sales could suffer if our distributors’ financial condition or operations weaken.

•	Service provider customers may demand rigorous acceptance testing or prime contracting. As we develop more “solution” oriented products, enterprise customers may demand similar terms and conditions. Such terms and conditions can lower gross margin and defer revenue recognition.

We must manage inventory effectively, particularly with respect to sales to distributors. Distributors may increase orders during periods of product shortages, cancel orders if their inventory is too high, or delay orders in anticipation of new products. Distributors also may adjust their orders in response to the supply of our products and the products of our competitors that are available to the distributor and to seasonal fluctuations in end-user demand. If we have excess inventory, we may have to reduce our prices and write down inventory, which in turn could result in lower gross margins. Our two-tier distribution channels, in contrast to our one-tier distributors, are given privileges to return a portion of inventory and participate in various cooperative marketing programs. In addition, if sales through indirect channels increase, this may lead to greater difficulty in forecasting the mix of our products, and to a certain degree, the timing of orders from our customers. We recognize revenue to two-tier distributors based on information provided by our distributors and also maintain accruals and allowances for all cooperative marketing and other programs.

SALES TO THE SERVICE PROVIDER MARKET ARE ESPECIALLY VOLATILE

Sales to the service provider market have been characterized by large and often sporadic purchases with longer sales cycles. We have experienced significant decreases in sales to service providers as market conditions have changed. Sales activity in this industry depends upon the stage of completion of expanding network infrastructures, the availability of funding, and the extent that service providers are affected by regulatory, economic, and business conditions in the country of operations. Continued declines or delays in sales orders from this industry could have a material adverse effect on our business, operating results, and financial condition, particularly as we continue to invest in development of new products aimed at this market segment. The slowdown in the general economy, over-capacity, changes in the service provider market, and the constraints on capital availability have had a material adverse effect on many of our service provider customers, with a number of such customers going out of business or substantially reducing their expansion plans. These conditions have had a material adverse effect on our business and operating results, and we expect that these conditions may continue for the foreseeable future. Finally, service provider customers typically have longer design cycles, require a broader range of service, including design services, demand that vendors take on a larger share of risks, often have acceptance provisions which can lead to a delay in revenue recognition and expect financing from vendors. All these factors can add further risk to business conducted with service providers.

WE ARE DEPENDENT UPON ADEQUATE COMPONENT SUPPLY AND MANUFACTURING CAPACITY

Our growth and ability to meet customer demands also depend in part on our ability to obtain timely deliveries of parts from our suppliers. We have experienced component shortages in the past that have adversely affected our operations. We may in the future experience a short supply of certain component parts as a result of strong demand in the industry for those parts or problems experienced by suppliers. If shortages or delays persist, the price of these components may increase, or the components may not be available at all. We may not be able to secure enough components at reasonable prices or of acceptable quality to build new products in a timely manner in the quantities or configurations needed. Accordingly, our revenues and gross margins could suffer until other sources can be developed. There can be no assurance that we will not encounter these problems in the future. Although in many cases we use standard parts and components for our products, certain components are presently available only from a single source or limited sources. We may not be able to diversify sources in a timely manner, which could harm our ability to deliver products to customers and seriously impact present and future sales.

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

Manufacturing capacity and component supply constraints could be significant issues for us. We use several contract manufacturers and suppliers to provide manufacturing services for our products. During the normal course of business, in order to reduce manufacturing lead times and ensure adequate component supply, we enter into agreements with certain contract manufacturers and suppliers that allow them to procure inventory based upon criteria as defined by us. If we fail to anticipate customer demand properly, an oversupply of parts could result in excess or obsolete components which could adversely affect our gross margins. For additional information regarding our purchase commitments, see Note 8, “Commitments and Contingencies,” on pages

38 to 40 of our 2002 Annual Report to Shareholders, which is incorporated by reference herein. A reduction or interruption in supply, a significant increase in the price of one or more components, a failure to adequately authorize procurement of inventory by our contract manufacturers, or a decrease in demand of products could materially adversely affect our business, operating results and financial condition and could materially damage customer relationships. Furthermore, as a result of binding price or purchase commitments with suppliers, we may be obligated to purchase components at prices that are higher than those available in the current market. In the event that we become committed to purchase components at prices in excess of the current market price when the components are actually utilized, our gross margins could decrease.

The fact that we do not own the bulk of our manufacturing facilities could have an adverse impact on future products supply and on operating results. Financial problems of contract manufacturers on whom we rely, or reservation of capacity by other companies, inside or outside of our industry, could either limit supply or increase costs.

WE HAVE MANY SUBSTANTIAL COMPETITORS

For additional information regarding our competition, and the risks arising out of the competitive environment in which we operate, see the section entitled “Competition” contained in Item 1 of this Report.

WE DEPEND UPON THE DEVELOPMENT OF NEW PRODUCTS AND ENHANCEMENTS TO EXISTING PRODUCTS AND ARE SUBJECT TO RAPID CHANGES IN TECHNOLOGY AND THE MARKET

The markets for our products are characterized by rapidly changing technology, evolving industry standards, new product introductions, and evolving methods of building and operating networks. Our operating results depend on our ability to develop and introduce new products into existing and emerging markets and to reduce the costs to produce existing products. As we have indicated in Part 1 of this Report, we believe the Internet and other data, voice and video networks are evolving into a “network of networks” which will require common technology platforms and broad end-to-end solutions for particular applications rather than products aimed at particular market segments. In that environment, customers will be more concerned with overall solutions rather than with whether the solution is built around a particular technology, such as routing or switching. The process of developing new technology is complex and uncertain, and if we fail to accurately predict customers’ changing needs and emerging technological trends, our business could be harmed. We must commit significant resources to develop new products before knowing whether our investments will result in products the market will accept. In particular, if the “network of networks” does not emerge as we believe it will, many of our investments may prove to be without value. Furthermore, we may not execute successfully on that vision because of errors in product planning or timing, technical hurdles which we fail to overcome in timely fashion, or because of lack of appropriate resources. This could result in competitors providing those solutions before we do, and loss of market share, revenues and earnings. The success of new products is dependent on several factors, including proper new product definition, component costs, timely completion and introduction of these products, differentiation of new products from those of our competitors, and market acceptance of these products. There can be no assurance that we will successfully identify new product opportunities, develop and bring new products to market in a timely manner, and achieve market acceptance of our products, or that products and technologies developed by others will not render our products or technologies obsolete or noncompetitive.

OUR BUSINESS SUBSTANTIALLY DEPENDS UPON THE CONTINUED GROWTH OF THE INTERNET AND INTERNET-BASED SYSTEMS; CHANGES IN INDUSTRY STRUCTURE COULD LEAD TO PRODUCT DISCONTINUANCES

A substantial portion of our business and revenue depends on growth of the Internet and on the deployment of our products by customers that depend on the continued growth of the Internet. As a result of the economic slowdown and the reduction in capital spending, which has particularly affected telecommunications service providers, spending on Internet infrastructure has declined, which has had a material adverse effect on our business. To the extent that the economic slowdown and reduction in capital spending continue to adversely affect spending on Internet infrastructure, we could continue to experience material adverse effects on our business, operating results, and financial condition.

Because of the rapid introduction of new products, and changing customer requirements related to matters such as cost-effectiveness and security, we believe that there could be certain performance problems with Internet communications in the future, which could receive a high degree of publicity and visibility. As we are a large supplier of networking products, we may be materially adversely affected, regardless of whether or not these problems are due to the performance of our own products. Such an event could also result in a material adverse effect on the market price of our common stock independent of direct effects on our business, and could materially adversely affect our business, operating results, and financial condition.

In response to changes in industry and market conditions, we may be required to strategically realign our resources and consider restructuring, disposing of, or otherwise, exiting businesses. Any decision to limit investment in or to dispose of or otherwise, exit businesses may result in the recording of special charges, such as inventory and technology related write-offs and workforce reduction costs, or claims from third parties who were resellers or users of discontinued products. Estimates with respect to the useful life or ultimate recoverability of our carrying basis of assets, including purchased intangible assets, could change as a result of such assessments and decisions. Additionally, we are required to perform goodwill impairment tests on an annual basis and between annual tests in certain circumstances. There can be no assurance that future goodwill impairment tests will not result in a charge to earnings.

WE EXPECT TO MAKE FUTURE ACQUISITIONS; ACQUISITIONS INVOLVE NUMEROUS RISKS

Our growth is dependent upon market growth, our ability to enhance our existing products, and our ability to introduce new products on a timely basis. We have and will continue to address the need to develop new products through acquisitions of other companies and technologies, including the personnel such acquisitions may bring to us. Acquisitions involve numerous risks, including the following:

•	Difficulties in integrating the operations, technologies, products and personnel of the acquired companies;

•	Diversion of management’s attention from normal daily operations of the business;

•	Potential difficulties in completing projects associated with in-process research and development;

•	Difficulties in entering markets in which we have no or limited direct prior experience and where competitors in such markets have stronger market positions;

•	Initial dependence on unfamiliar supply chains or relatively small supply partners;

•	Insufficient revenues to offset increased expenses associated with acquisitions; and

•	The potential loss of key employees of the acquired companies.

Acquisitions may also cause us to:

•	Issue common stock that would dilute our current shareholders’ percentage ownership;

•	Assume liabilities;

•	Record goodwill and non-amortizable intangible assets that will be subject to impairment testing and potential periodic impairment charges;

•	Incur amortization expenses related to certain intangible assets;

•	Incur large and immediate write-offs; or

•	Become subject to litigation.

Mergers and acquisitions of high-technology companies are inherently risky, and no assurance can be given that our previous or future acquisitions will be successful and will not materially adversely affect our business, operating results, or financial condition. Failure to manage and successfully integrate acquisitions we make could harm our business and operating results in a material way. Prior acquisitions have resulted in a wide range of outcomes, from successful introduction of new products and technologies to an inability to do so. Even when an acquired company has already developed and marketed products, there can be no assurance that product enhancements will be made in a timely fashion or that all preacquisition due diligence will have identified all possible issues that might arise with respect to such products.

From time to time, we have made acquisitions that result in in-process research and development expenses being charged in an individual quarter. These charges may occur in any particular quarter resulting in variability in our quarterly earnings.

See also the discussion of risks related to new product development, which also applies to acquisitions, above under the risk factor entitled, “We depend upon the development of new products and enhancements to existing products and are subject to rapid changes in technology and the market.”

THE ENTRANCE INTO NEW OR DEVELOPING MARKETS EXPOSES OUR BUSINESS AND OPERATIONS TO RISKS

As we focus on new market opportunities, such as transporting data, voice, and video traffic across the same network, we will increasingly compete with large telecommunications equipment suppliers as well as startup companies. Several of our current and potential competitors may have greater resources, including technical and engineering resources, than we do. Additionally, as customers in these markets complete infrastructure deployments, they may require greater levels of service, support, and financing than we have provided in the past. We expect that demand for these types of service or financing contracts may increase in the future. There can be no assurance that we can provide products, service, support, and financing to effectively compete for these market opportunities. Further, provision of greater levels of services by us may result in a delay in the timing of revenue recognition.

PRODUCT QUALITY PROBLEMS COULD LEAD TO REDUCED REVENUES AND GROSS MARGINS

We produce highly complex products which incorporate leading-edge technology, including both hardware and software. Software typically contains “bugs” which can unexpectedly interfere with expected operations. There can be no assurance that our pre-shipment testing programs will be adequate to detect all defects — either in individual products or which could affect numerous shipments — which might interfere with customer satisfaction, reduce sales opportunities, or affect gross margins if the cost of remedying the problems exceeded reserves established for that purpose. In the past, we have had to recall certain components. While the cost of such recalls was not material, there can be no assurance that such a recall, depending on the product involved, would not have a material impact. An inability to cure a product defect could result in the failure of a product line, and withdrawal, at least temporarily from a product or market segment, damage to our reputation, inventory costs, product reengineering expenses, and a material impact on revenues and margins.

THE INDUSTRY IN WHICH WE COMPETE AND THE INDUSTRIES IN WHICH OUR CUSTOMERS COMPETE, ARE SUBJECT TO CONSOLIDATION

There has been a trend toward industry consolidation in our markets for several years. We expect this trend toward industry consolidation to continue as companies attempt to strengthen or hold their market positions in an evolving industry. We believe that industry consolidation may result in stronger competitors that are better able to compete as sole-source vendors for customers. This could lead to more variability in operating results and could have a material adverse effect on our business, operating results, and financial condition. Furthermore, particularly in the service provider market, rapid consolidation will lead to fewer customers, with the effect that loss of a major customer could have a material impact on results not anticipated in a customer marketplace comprised of more numerous participants.

OUR BUSINESS IS SUBJECT TO RISKS FROM GLOBAL OPERATIONS

We conduct significant sales and customer support operations in countries outside of the United States and also depend on non-U.S. operations of our contract manufacturers and our distribution partners. For fiscal 2002, we derived 46% of our revenues from sales outside the United States. Accordingly, our future results could be materially adversely affected by a variety of uncontrollable and changing factors including, among others, foreign currency exchange rates; political or social unrest or economic instability in a specific country or region; trade protection measures and other regulatory requirements which may affect our ability to import or export our products from various countries; service provider and government spending patterns affected by political considerations; difficulties in staffing and managing international operations; and adverse tax consequences, including imposition of withholding or other taxes on payments by subsidiaries. Any or all of these factors could have a material adverse impact on our future business.

WE ARE EXPOSED TO FLUCTUATIONS IN CURRENCY EXCHANGE RATES

Because a significant portion of our business is conducted outside the United States, we face exposure to adverse movements in non-U.S. currency exchange rates. These exposures may change over time as business practices evolve and could have a material adverse impact on our financial results and cash flows. Historically, our primary exposures have related to non-dollar-denominated sales in Japan, Canada, and Australia, and certain non-dollar-denominated operating expenses in Europe, Latin America, and Asia, where we sell primarily in U.S. dollars. Additionally, we have exposures to emerging market currencies which can have extreme currency volatility. An increase in the value of the dollar could increase the real cost to our customers of our products in those markets outside the United States where we sell in dollars, and a weakened dollar could increase the cost of local operating expenses and procurement of raw materials to the extent we must purchase components in foreign currencies.

Currently, we hedge only those currency exposures associated with certain assets and liabilities denominated in nonfunctional currencies and periodically will hedge anticipated foreign currency cash flows. The hedging activities undertaken by us are intended to offset the impact of currency fluctuations on certain nonfunctional currency assets and liabilities. Our attempts to hedge against these risks may not be successful resulting in an adverse impact on our net income.

WE ARE EXPOSED TO THE CREDIT RISK OF SOME OF OUR CUSTOMERS AND TO CREDIT EXPOSURES IN WEAKENED MARKETS

Most of our sales are on an “open credit” basis, with payment terms of 30 days typically in the United States, and, because of local customs or conditions, longer in some markets outside the United States. We monitor individual customer payment capability in granting such open credit arrangements, seek to limit such open credit to amounts we believe the customers can pay, and maintain reserves we believe are adequate to cover exposure for doubtful accounts. Beyond our open credit arrangements, we have also experienced demands for customer financing and facilitation of leasing arrangements. We expect demand for customer financing to continue. We believe customer financing is a competitive factor in obtaining business, particularly in supplying customers involved in significant infrastructure projects. Our loan financing arrangements may include not only financing the acquisition of our products but also providing additional funds for other costs associated with network installation and integration of our products and for working capital purposes.

Because of the current slowdown in the global economy, our exposure to the credit risks relating to our financing activities described above have increased. Although we have programs in place to monitor and mitigate the associated risk, including monitoring of particular risks in certain geographic areas, there can be no assurance that such programs will be effective in reducing our credit risks. There have been significant bankruptcies among customers both on open credit and with loan or lease financing arrangements, particularly among Internet businesses and service providers, causing us to incur economic or financial losses. There can be no assurance that, should economic conditions not improve, additional losses would not be incurred, and that such losses would not be material. Although these losses have not been material to date, future losses, if incurred, could harm our business and have a material adverse effect on our operating results and financial condition.

A portion of our sales is derived through our resellers in two-tier distribution channels. These resellers/customers are generally given privileges to return a portion of inventory, receive credits for changes in selling prices, and participate in various cooperative marketing programs. We maintain estimated accruals and allowances for such exposures. However, such resellers tend to have more limited financial resources than other resellers and end-user customers and therefore, represent potential sources of increased credit risk because they may be more likely to lack the reserve resources to meet payment obligations.

OUR BUSINESS DEPENDS UPON OUR PROPRIETARY RIGHTS, WHICH MIGHT PROVE DIFFICULT TO ENFORCE, AND THERE IS A RISK OUR PRODUCTS COULD BE HELD TO INFRINGE RIGHTS OF THIRD PARTIES

We generally rely on patents, copyrights, trademarks, and trade secret laws to establish and maintain proprietary rights in our technology and products. While we have been issued a number of patents and other patent applications are currently pending, there can be no assurance, that any of these patents will not be challenged, invalidated, or circumvented, or that any rights granted under these patents will in fact provide competitive advantages to us. In addition, there can be no assurance that patents will be issued from pending applications, or that claims allowed on any future patents will be sufficiently broad to protect our technology. In addition, the laws of some foreign countries may not protect our proprietary rights to the same extent as do the laws of the United States. If we are unable to protect our proprietary rights in a market we may find ourselves at a competitive disadvantage to others who do not have to incur the substantial expense, time and effort required to create the innovative products which have enabled us to be successful.

From time to time, third parties have asserted exclusive patent, copyright, trademark and other intellectual property rights to technologies and related standards that are relevant to us. These assertions have increased over time as a result of our growth and the general increase in the pace of patent claims assertions, particularly in the United States. Because of the existence of a large number of patents in the networking field, the secrecy of some pending patents and the rapid rate of issuance of new patents, it is not economically practical nor even possible to determine in advance whether a product or any of its components infringe or will infringe the patent rights of others. Third parties, including customers, have asserted claims and/or initiated litigation, and may in the future assert claims or initiate litigation, against us or our manufacturers, suppliers, or customers, alleging infringement of their proprietary rights with respect to our existing or future products or components of those products. Regardless of the merit of these claims, they can be time-consuming, result in costly litigation and diversion of technical and management personnel, or require us to develop a non-infringing technology or enter into license agreements; where claims are made by customers, resistance even to unmeritorious claims could damage customer relationships. There can be no assurance that licenses will be available on acceptable terms and conditions, if at all, in all such circumstances, or that our indemnification by their suppliers will be adequate to cover their costs if a claim were brought directly against us or our customers. If any infringement or other intellectual property claim made against us by any third party is successful, or if we fail to develop non-infringing technology or license the proprietary rights on commercially reasonable terms and conditions, our business, operating results and financial condition could be materially and adversely affected.

Many of our products are designed to include software or other intellectual property licensed from third parties. It may be necessary in the future to seek or renew licenses relating to various aspects of these products. There can be no assurance that the necessary licenses would be available on acceptable terms, if at all. The inability to obtain certain licenses or other rights or to obtain such licenses or rights on favorable terms, or the need to engage in litigation regarding these matters, could have a material adverse effect on our business, operating results, and financial condition. Moreover, the inclusion in our products of software or other intellectual property licensed from third parties on a non-exclusive basis could limit our ability to protect our proprietary rights in our products.

WE FACE RISKS FROM THE UNCERTAINTIES OF REGULATION OF THE INTERNET

Currently, few laws or regulations apply directly to access or commerce on the Internet. We could be materially adversely affected by regulation of the Internet and Internet commerce in any country where we operate. Such regulations could include matters such as voice over the Internet or using Internet Protocol, encryption technology, and access charges for Internet service providers. Our business could be materially adversely affected by the changes in the regulations surrounding the telecommunications industry. The adoption of regulation of the Internet and Internet commerce could decrease demand for our products, and at the same time increase the cost of selling our products, which could have a material adverse effect on our business, operating results, and financial condition.

OUR SUCCESS LARGELY DEPENDS ON OUR ABILITY TO RETAIN AND RECRUIT KEY PERSONNEL

Our success has always depended in large part on our ability to attract and retain highly skilled technical, managerial, sales, and marketing personnel. In spite of the economic slowdown, competition for these personnel is intense, especially in the Silicon Valley area of Northern California. Volatility or lack of positive performance in our stock price may also adversely affect our ability to retain key employees, all of whom have been granted stock options. The loss of services of any of our key personnel, the inability to retain and attract qualified personnel in the future, or delays in hiring required personnel, particularly engineering and sales personnel, could make it difficult to meet key objectives, such as timely and effective product introductions. In addition, companies in the networking industry whose employees accept positions with competitors frequently claim that competitors have engaged in improper hiring practices. We have received these claims in the past and may receive additional claims to this effect in the future.

WE FACE CERTAIN LITIGATION RISKS

We are a party to lawsuits in the normal course of our business. Litigation can be expensive, lengthy, and disruptive to normal business operations. Moreover, the results of complex legal proceedings are difficult to predict. An unfavorable resolution of a particular lawsuit could have a material adverse effect on our business, operating results, or financial condition. For additional information regarding certain of the lawsuits in which we are involved, see Item 3, “Legal Proceedings,” contained in Part I of this Report.

CHANGES IN EFFECTIVE TAX RATES COULD AFFECT OUR RESULTS

Our future effective tax rates could be adversely affected by earnings being lower than anticipated in countries where we have lower statutory rates, changes in the valuation of our deferred tax assets and liabilities, or by changes in tax laws or interpretations thereof.

OUR BUSINESS IS ESPECIALLY SUBJECT TO THE RISKS OF EARTHQUAKES, FLOODS, AND OTHER NATURAL CATASTROPHIC EVENTS, AND TO INTERRUPTION BY MANMADE PROBLEMS SUCH AS COMPUTER VIRUSES OR TERRORISM

Our corporate headquarters, including certain of our research and development operations and our manufacturing facilities, are located in the Silicon Valley area of Northern California, a region known for seismic activity. Additionally, certain of our facilities, which include one of our manufacturing facilities, are located near rivers that have experienced flooding in the past. A significant natural disaster, such as an earthquake or a flood, could have a material adverse impact on our business, operating results, and financial condition. In addition, despite our implementation of network security measures, our servers are vulnerable to computer viruses, break-ins, and similar disruptions from unauthorized tampering with our computer systems. Any such event could have a material adverse effect on our business, operating results, and financial condition. In addition, the effects of war or acts of terrorism could have a material adverse effect on our business, operating results, and financial condition. The terrorist attacks in New York and Washington, D.C. on September 11, 2001 disrupted commerce throughout the world and intensified the uncertainty of the U.S. and other economies. The continued threat of terrorism and heightened security and military action in response to this threat, or any future acts of terrorism, may cause further disruptions to these economies and create further uncertainties. To the extent that such disruptions or uncertainties result in delays or cancellations of customer orders, or the manufacture or shipment of our products, our business, operating results and financial condition could be materially and adversely affected.

WE ARE EXPOSED TO FLUCTUATIONS IN THE MARKET VALUES OF OUR PORTFOLIO INVESTMENTS AND IN INTEREST RATES

We maintain an investment portfolio of various holdings, types, and maturities. These securities are generally classified as available for sale and, consequently, are recorded on the Consolidated Balance Sheets at fair value with unrealized gains or losses reported as a separate component of accumulated other comprehensive income (loss), net of tax. Part of this portfolio includes equity investments in several publicly traded companies, the values of which are subject to market price volatility. Recent events have adversely affected the public equities market and general economic conditions may continue to worsen. As a result, we may recognize in earnings the decline in fair value of our publicly traded equity investments below the cost basis when the decline is judged to be other-than-temporary. For information regarding the sensitivity of and risks associated with the market value of portfolio investments and interest rates, see the section titled “Quantitative and Qualitative Disclosures About Market Risk” on pages 23 and 24 of our 2002 Annual Report to Shareholders which is incorporated by reference herein. Furthermore, our equity investments in both publicly traded companies and private companies are subject to risk of loss of investment capital. These investments are inherently risky as the market for the technologies or products they have under development are typically in the early stages and may never materialize. We could lose our entire investment in these companies.

WE ARE SUBJECT TO RISKS ASSOCIATED WITH STRATEGIC ALLIANCES

We have several strategic alliances with large and complex organizations and other companies with whom we work to offer complementary products and services. These arrangements are generally limited to specific projects, the goal of which is generally to facilitate product compatibility and adoption of industry standards. If successful, these relationships may be mutually beneficial and result in industry growth. However, these alliances carry an element of risk because, in most cases, we must compete in some business areas with a company with which we have a strategic alliance and, at the same time, cooperate with that company in other business areas. Also, if these companies fail to perform or if these relationships fail to materialize as expected, we could suffer delays in product development or other operational difficulties.

WE FACE RISKS ASSOCIATED WITH CHANGES IN TELECOMMUNICATIONS REGULATION AND TARIFFS

Changes in telecommunications requirements in the United States or other countries could affect the sales of our products. In particular, we believe it is possible that there may be changes in U.S. telecommunications regulations in the future that could slow the expansion of the service providers’ network infrastructures and materially adversely affect our business, operating results, and financial condition. Future changes in tariffs by regulatory agencies or application of tariff requirements to currently untariffed services could affect the sales of our products for certain classes of customers. Additionally, in the United States, our products must comply with various Federal Communications Commission requirements and regulations. In countries outside of the United States, our products must meet various requirements of local telecommunications authorities. Changes in tariffs or failure by us to obtain timely approval of products could have a material adverse effect on our business, operating results, and financial condition.

OUR STOCK PRICE MAY CONTINUE TO BE VOLATILE

Our common stock has experienced substantial price volatility, particularly as a result of variations between our actual financial results, and the published expectations of analysts, and as a result of announcements by our competitors and us. Furthermore, speculation in the press or investment community about our strategic position, financial condition, results of operations, business or significant transactions can cause changes in stock price. In addition, the stock market has experienced extreme price and volume fluctuations that have affected the market price of many technology companies, in particular, and that have often been unrelated to the operating performance of these companies. These factors, as well as general economic and political conditions, may materially adversely affect the market price of our common stock in the future. Additionally, volatility or a lack of positive performance in our stock price may adversely affect our ability to retain key employees, all of whom have been granted stock options.

ITEM 2. Properties

The Company’s headquarters is located on an owned site in San Jose, California. In addition to this site, the Company has certain owned sites in the United States, both completed and under construction, which include facilities in the surrounding areas of San Jose, California; Boxborough, Massachusetts; Salem, New Hampshire; Richardson, Texas; and Research Triangle Park, North Carolina. The Company also has land for expansion in some of these locations.

Outside the United States, the Company has operations, primarily in leased sites, in the Americas; EMEA; Asia Pacific; and Japan. Larger site locations include the United Kingdom, France, Belgium, the Netherlands, Singapore, Hong Kong, Australia, Japan, and India. The Company has owned and leased manufacturing facilities, which are primarily test and assembly operations, in three locations in the United States and none internationally. We believe that our existing properties are in good condition and suitable for the conduct of our business.

For additional information regarding the Company’s obligations under leases, see Note 8, “Commitments and Contingencies,” on pages 38 to 40 of the Company’s 2002 Annual Report to Shareholders, which is incorporated by reference herein. For additional information regarding the Company’s properties by operating segment, see Note 12, “Segment Information and Major Customers” on pages 46 and 47 of the Company’s 2002 Annual Report to Shareholders, which is incorporated by reference herein.

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

Beginning on April 20, 2001, a number of purported shareholder class action lawsuits were filed in the United States District Court for the Northern District of California against Cisco and certain of its officers and directors. The lawsuits have been consolidated, and the consolidated action is purportedly brought on behalf of those who purchased the Company’s publicly traded securities between August 10, 1999 and February 6, 2001. Plaintiffs allege that defendants have made false and misleading statements, purport to assert claims for violations of the federal securities laws, and seek unspecified compensatory damages and other relief. Cisco believes the claims are without merit and intends to defend the actions vigorously.

In addition, beginning on April 23, 2001, a number of purported shareholder derivative lawsuits were filed in the Superior Court of California, County of Santa Clara and in the Superior Court of California, County of San Mateo. There is a procedure in place for the coordination of such actions. Two purported derivative suits have also been filed in the United States District Court for the Northern District of California, and those federal court actions have been consolidated. The complaints in the various derivative actions include claims for breach of fiduciary duty, waste of corporate assets, mismanagement, unjust enrichment, and violations of the California

Corporations Code; seek compensatory and other damages, disgorgement and other relief; and are based on essentially the same allegations as the class actions.

ITEM 4. Submission of Matters to a Vote of Security Holders

None.

PART II

ITEM 5. Market for Registrant’s Common Equity and Related Stockholder Matters

The information required by this Item is incorporated by reference to page 49 of the Company’s 2002 Annual Report to Shareholders.

ITEM 6. Selected Financial Data

The information required by this Item is incorporated by reference to page 13 of the Company’s 2002 Annual Report to Shareholders.

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information required by this Item is incorporated by reference to pages 14 to 22 of the Company’s 2002 Annual Report to Shareholders.

ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk

The information required by this Item is incorporated by reference to pages 23 and 24 of the Company’s 2002 Annual Report to Shareholders.

ITEM 8. Financial Statements and Supplementary Data

The information required by this Item is incorporated by reference to pages 25 to 49 of the Company’s 2002 Annual Report to Shareholders.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

None.

PART III

ITEM 10. Directors and Executive Officers of the Registrant

Reference is made to the information regarding Directors appearing under the caption “Election of Directors” in the Company’s Proxy Statement related to the Annual Meeting of Shareholders to be held on November 19, 2002, which information is incorporated herein by reference.

Executive Officers of the Registrant

			Position
Name	Age	Position	Held Since

Larry R. Carter	59	Senior Vice President, Finance and Administration, Chief Financial Officer, Secretary, and Director
		Mr. Carter was elected to the Board of Directors in July 2000. He joined the Company in January 1995 as Vice President for Finance and Administration, Chief Financial Officer, and Secretary. In July 1997, he was promoted to his present position of Senior Vice President for Finance and Administration, Chief Financial Officer, and Secretary. Prior to his services with the Company, he was with Advanced Micro Devices, Inc. as the Vice President and Corporate Controller. Mr. Carter currently serves on the Board of Directors of eSpeed, Inc., QLogic Corporation, and Transmeta Corporation; and is on the Board of Trustees for Loyola Marymount University.	1997

John T. Chambers	53	President, Chief Executive Officer, and Director Mr. Chambers has been a member of the Board of Directors since November 1993. He joined the Company as Senior Vice President in January 1991 and became Executive Vice President in June 1994. Mr. Chambers became President and Chief Executive Officer of the Company as of January 31, 1995. Prior to his services with the Company, he was with Wang Laboratories for eight years, most recently as Senior Vice President of U.S. Operations. Mr. Chambers currently serves on the Board of Directors of Wal-Mart Stores, Inc.	1995

Richard J. Justice	52	Senior Vice President, Worldwide Field Operations Mr. Justice joined the Company in December 1996 as Senior Vice President of the Americas. In February 2000, he was promoted to Senior Vice President of Worldwide Field Operations. Prior to Cisco, Mr. Justice spent 22 years at Hewlett-Packard Company where, in his last role, he was responsible for Worldwide Enterprise Sales and Marketing.	2000

Mario Mazzola	56	Senior Vice President, Chief Development Officer
		Mr. Mazzola joined the Company in September 1993 as Vice President and General Manager of the Workgroup Business Unit. He was promoted to Senior Vice President of the Enterprise Line of Business in April 1997. In June 2000, Mr. Mazzola took on the leadership of Cisco’s new technology development efforts as Senior Vice President of New Business Ventures. In August 2001, he was promoted to his current position of Senior Vice President, Chief Development Officer. Prior to Cisco, he was President and CEO of Crescendo Communications, Inc. from 1990. Crescendo was acquired by Cisco in September 1993.	2001

			Position
Name	Age	Position	Held Since

Randy Pond	48	Senior Vice President, Worldwide Manufacturing Operations and Logistics
		Mr. Pond joined the Company in September 1993. In 1994, Mr. Pond assumed leadership of Cisco’s Supply / Demand group. In 1994, he was appointed Director of Manufacturing Operations. He was promoted to Vice President of Manufacturing in 1995. In June 1999, Mr. Pond was promoted to Senior Vice President of West Coast and Asia operations. He was promoted into his current role in June 2001, increasing his responsibilities to his present day role. Prior to joining the Company, Mr. Pond held the position of Vice President Finance, Chief Financial Officer and Vice President of Operations at Crescendo Communications, Inc.	2001

James Richardson	45	Senior Vice President, Chief Marketing Officer Mr. Richardson joined the Company in May 1990, founded the Company’s Canadian operations, and became Vice President of Intercontinental Operations in June 1992. Mr. Richardson became Vice President of North American Operations in July 1994. He became President of EMEA and Senior Vice President in August 1996. In April 2000, he was named Senior Vice President of the Enterprise Line of Business and Internet Communications Software Group. In August 2001, Mr. Richardson was named to his current position of Chief Marketing Officer.	2001

ITEM 11. Executive Compensation

The information appearing under the caption “Executive Compensation and Related Information” in the Company’s Proxy Statement that is related to the Annual Meeting of Shareholders, to be held on November 19, 2002, is incorporated herein by reference.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management

The information appearing under the captions “Election of Directors” and “Ownership of Securities” in the Company’s Proxy Statement that is related to the Annual Meeting of Shareholders, to be held on November 19, 2002, is incorporated herein by reference.

ITEM 13. Certain Relationships and Related Transactions

The information appearing under the caption “Ownership of Securities” and “Executive Compensation and Related Information” in the Company’s Proxy Statement that is related to the Annual Meeting of Shareholders, to be held on November 19, 2002, is incorporated herein by reference.

ITEM 14. Controls and Procedures

(a)	Evaluation of disclosure controls and procedures. Based on their evaluation as of a date within 90 days of the filing date of this Annual Report on Form 10-K, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934 (the “Exchange Act”) are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

(b)	Changes in internal controls. There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation. There were no significant deficiencies or material weaknesses, and therefore there were no corrective actions taken.

PART IV

ITEM 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)	1.	Financial Statements

		The financial statements listed in Item 15(a) are filed or incorporated herein by reference as part of this Report. See Index to Financial Statements and Financial Statement Schedule on Page 34.

	2.	Financial Statement Schedule

		The financial statement schedule listed in Item 15(a) is filed as part of this Report. See Index to Financial Statements and Financial Statement Schedule on Page 34.

	3.	Exhibits

		The exhibits listed in the accompanying Index to Exhibits on page 43 are filed or incorporated by reference as part of this Report.

(b)	Reports on Form 8-K

The Company filed two reports on Form 8-K during the quarter ended July 27, 2002. Information regarding the items reported on is as follows:

Date	Item Reported On

May 14, 2002	On April 30, 2002, the Company announced the acquisitions of Hammerhead Networks, Inc. and Navarro Networks, Inc.

July 3, 2002	On June 25, 2002, the Company completed the acquisition of Hammerhead Networks, Inc. On June 27, 2002, the Company completed the acquisition of Navarro Networks, Inc.

INDEX TO FINANCIAL STATEMENTS
AND FINANCIAL STATEMENT SCHEDULE

Item 15(a)

	Page

		2002 Annual
		Report to
	Form 10-K	Shareholders

Consolidated Statements of Operations for each of the three years in the period ended July 27, 2002		25

Consolidated Balance Sheets at July 27, 2002 and July 28, 2001		26

Consolidated Statements of Cash Flows for each of the three years in the period ended July 27, 2002		27

Consolidated Statements of Shareholders’ Equity for each of the three years in the period ended July 27, 2002		28

Notes to Consolidated Financial Statements		29-47

Report of Independent Accountants		48

Supplementary Financial Data and Stock Market Information:
Fiscal 2002 and 2001 by quarter		49

Financial Statement Schedule:
Schedule II Valuation and Qualifying Accounts	35
Report of Independent Accountants	36

SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
(In millions)

	Balance at	Charged to		Balance at
	Beginning	Expenses or		End of
	of Period	Other Accounts	Deductions	Period

Year ended July 29, 2000:
Allowance for doubtful accounts	$27	$40	$24	$43
Allowance for excess and obsolete inventory	$151	$339	$95	$395
Valuation allowance for deferred tax assets	$—	$299	$—	$299
Year ended July 28, 2001:
Allowance for doubtful accounts	$43	$268	$23	$288
Allowance for excess and obsolete inventory	$395	$2,775	$891	$2,279
Valuation allowance for deferred tax assets	$299	$—	$299	$—
Year ended July 27, 2002:
Allowance for doubtful accounts	$288	$91	$44	$335
Allowance for excess and obsolete inventory	$2,279	$149	$1,964	$464

REPORT OF INDEPENDENT ACCOUNTANTS ON FINANCIAL STATEMENT SCHEDULE

To the Board of Directors of Cisco Systems, Inc.:

Our audits of the consolidated financial statements referred to in our report dated August 6, 2002, except for Note 14, as to which the date is August 19, 2002, appearing in the 2002 Annual Report to Shareholders of Cisco Systems, Inc. (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the financial statement schedule listed in Item 15(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PricewaterhouseCoopers LLP

San Jose, California
August 6, 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of San Jose, State of California on this 12th day of September, 2002.

Cisco Systems, Inc.

/s/ John T. Chambers

(John T. Chambers, President and Chief Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report on Form 10-K has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ John T. Chambers John T. Chambers	President and Chief Executive Officer (Principal Executive Officer and Director)	September 12, 2002

/s/ Larry R. Carter Larry R. Carter	Senior Vice President, Finance and Administration, Chief Financial Officer, Secretary, and Director (Principal Financial and Accounting Officer)	September 12, 2002

/s/ John P. Morgridge John P. Morgridge	Chairman of the Board and Director	September 12, 2002

/s/ Donald T. Valentine Donald T. Valentine	Vice Chairman of the Board and Director	September 12, 2002

/s/ Carol A. Bartz Carol A. Bartz	Director	September 12, 2002

Signature	Title	Date

/s/ Carly Fiorina Carly Fiorina	Director	September	12,	2002

/s/ Dr. James F. Gibbons Dr. James F. Gibbons	Director	September	12,	2002

/s/ John L. Hennessey John L. Hennessey	Director	September	12,	2002

/s/ James C. Morgan James C. Morgan	Director	September	12,	2002

/s/ Arun Sarin Arun Sarin	Director	September	12,	2002

/s/ Steven M. West Steven M. West	Director	September	12,	2002

/s/ Jerry Yang Jerry Yang	Director	September	12,	2002

CHIEF EXECUTIVE OFFICER CERTIFICATION

I, John T. Chambers, President and Chief Executive Officer of Cisco Systems, Inc., certify that:

1. I have reviewed this Annual Report on Form 10-K of Cisco Systems, Inc. (the “Registrant”);

2. Based on my knowledge, this Annual Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Annual Report;

3. Based on my knowledge, the financial statements, and other financial information included in this Annual Report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this Annual Report;

4. The Registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Annual Report is being prepared;

b) evaluated the effectiveness of the Registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this Annual Report (the “Evaluation Date”); and

c) presented in this Annual Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The Registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant’s auditors and the audit committee of Registrant’s board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant’s ability to record, process, summarize and report financial data and have identified for the Registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant’s internal controls; and

6. The Registrant’s other certifying officers and I have indicated in this Annual Report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: September 17, 2002

/s/ John T. Chambers
President and Chief Executive Officer (Principal Executive Officer)

CHIEF FINANCIAL OFFICER CERTIFICATION

I, Larry R. Carter, Senior Vice President, Finance and Administration, Chief Financial Officer and Secretary of Cisco Systems, Inc., certify that:

1. I have reviewed this Annual Report on Form 10-K of Cisco Systems, Inc. (the “Registrant”);

2. Based on my knowledge, this Annual Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Annual Report;

3. Based on my knowledge, the financial statements, and other financial information included in this Annual Report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this Annual Report;

4. The Registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Annual Report is being prepared;

b) evaluated the effectiveness of the Registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this Annual Report (the “Evaluation Date”); and

c) presented in this Annual Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The Registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant’s auditors and the audit committee of Registrant’s board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant’s ability to record, process, summarize and report financial data and have identified for the Registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant’s internal controls; and

6. The Registrant’s other certifying officers and I have indicated in this Annual Report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: September 17, 2002

/s/ Larry R. Carter
Senior Vice President, Finance and Administration, Chief Financial Officer and Secretary (Principal Financial Officer)

Index to Exhibits

Exhibit
Number	Exhibit Description

3.1	Restated Articles of Incorporation of Cisco Systems, Inc., as currently in effect (1)
3.2	Amended and Restated Bylaws of Cisco Systems, Inc., as currently in effect (1)
4.1	Rights Agreement dated as of June 10, 1998 between Cisco Systems, Inc. and Bank Boston, N.A. (2)
4.2	First Amendment to the Rights Agreement and Certification of Compliance with Section 27 Thereof between Cisco Systems, Inc. and Fleet National Bank (f/k/a Bank Boston, N.A.) (3)
4.3	Second Amendment to the Rights Agreement and Certification of Compliance with Section 27 Thereof between Cisco Systems, Inc. and Fleet National Bank (f/k/a Bank Boston, N.A.) (7)
10.2 *	Cisco Systems, Inc. Amended and Restated 1996 Stock Incentive Plan (4)
10.3 *	1997 Supplemental Stock Incentive Plan (including the following: Stock Option Agreement in connection with the 1997 Supplemental Stock Incentive Plan) (5)
10.12 *	Cisco Systems, Inc. Professional and Leadership Incentive Plan-Fiscal Year 2002 (3)
10.13 *	Cisco Systems, Inc. 1989 Employee Stock Purchase Plan (6)
13	Pages 13 to 49 of the Registrant’s 2002 Annual Report to Shareholders
21.01	Subsidiaries of the Company
23.02	Consent of Independent Accountants
99.1	Certification of Principal Executive Officer
99.2	Certification of Principal Financial Officer

(1)	Incorporated by reference to our registration statement on Form S-3, No. 333-56004, filed on February 21, 2001.
(2)	Incorporated by reference to Exhibit 4 of the Company’s Current Report on Form 8-K filed on June 11, 1998.
(3)	Incorporated by reference as Exhibit 10.12 of the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended January 26, 2002.
(4)	Incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 30, 1999.
(5)	Incorporated by reference to the exhibits with the corresponding exhibit numbers in the Company’s Annual Report on Form 10-K for the fiscal year ended July 25, 1998.
(6)	Incorporated by reference to exhibits with the corresponding exhibit numbers of the Company’s Annual Report on Form 10-K for the fiscal year ended July 26, 1997.
(7)	Incorporated by reference to Exhibit 4.1 of the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 27, 2001.

*	Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 15(c) of Form 10-K.