Form 10-K/A
period 2002-07-27
CISCO SYSTEMS INC
filed 2002-11-21
CIK 858877

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[  ]

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

As of November 18, 2002, 7,225,133,163 shares of the Registrant’s common stock were outstanding. The approximate aggregate market value of voting stock held by non-affiliates of the Registrant was $98,576,873,970 (based upon the closing price for shares of the Registrant’s common stock as reported by the Nasdaq National Market on that date).

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement relating to the Registrant’s 2002 Annual Meeting of Shareholders, held on November 19, 2002, are incorporated by reference into Part III of this Form 10-K/A where indicated.

1

Part III
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
SIGNATURES

Introductory Note:

This Form 10-K/A is being filed solely for the purpose of correcting certain clerical errors in the Equity Compensation Plan Information table and related footnotes in Item 12. The accurate information is set forth in the table below, which corrects the information provided regarding the shares outstanding and available for future issuance under equity compensation plans approved by shareholders, the resulting totals, and related information in footnotes (4) and (5). Correct data regarding these matters was provided in Note 10 to the Consolidated Financial Statements included in the Registrant’s Annual Report on Form 10-K as originally filed, and appeared on pages 41-44 of the Registrant’s Annual Report to Shareholders. This Form 10-K/A does not reflect events occurring after the filing of the original Form 10-K, or modify or update the disclosures therein in any way other than as required to reflect the amendment set forth below.

Part III

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information appearing under the heading “Ownership of Securities” on pages 13-14 and under the heading “The Supplemental Plan” on page 16, respectively, of the Company’s Proxy Statement that is related to the Annual Meeting of Shareholders held on November 19, 2002 is incorporated herein by reference in response to the requirements of Item 12.

Equity Compensation Plan Information

The following table provides information as of July 27, 2002 with respect to the shares of the Company’s Common Stock that may be issued under the Company’s existing equity compensation plans. The table does not include information with respect to shares subject to outstanding options granted under equity compensation plans assumed by the Company in connection with mergers and acquisitions of the companies which originally granted those options. Footnote (5) to the table sets forth the total number of shares of the Company’s Common Stock issuable upon the exercise of those assumed options as of July 27, 2002, and the weighted average exercise price of those options. No additional options may be granted under those assumed plans.

	A	B	C
			Number of Securities Remaining
			Available for Future Issuance
	Number of Securities to be	Weighted Average	Under Equity Compensation
	Issued upon Exercise of	Exercise Price of	Plans (Excluding Securities
Plan Category	Outstanding Options	Outstanding Options	Reflected in Column A)

Equity Compensation Plans Approved by Shareholders(1)	1,175,637,039 (3)	$27.57	745,197,399 (4)

Equity Compensation Plans Not Approved by Shareholders(2)	2,728,273	$34.89	6,186,799

Total	1,178,365,312	$27.59	751,384,198

(1)	Consists of the 1996 Stock Incentive Plan and the Employee Stock Purchase Plan.

(2)	Consists solely of the 1997 Supplemental Stock Incentive Plan. No options under this Plan are held by any directors or executive officers of the Company.

(3)	Excludes purchase rights accruing under the Company’s Employee Stock Purchase Plan and International Stock Purchase Plan (collectively, the “Purchase Plans”) which have a combined shareholder approved reserve of 221,400,000 shares. Under the Purchase Plans, each eligible employee may purchase up to 22,500 shares of Common Stock at semi-annual intervals on the last U.S. business day of June and December each year at a purchase price per share equal to 85% of the lower of (i) the closing selling price per share of Common Stock on the employee’s entry date into the two-year offering period in which that semi-annual purchase date occurs or (ii) the closing selling price per share on the semi-annual purchase date.

(4)	Consists of shares available for future issuance under the Purchase Plans and the 1996 Stock Incentive Plan. As of July 27, 2002, an aggregate of 87,536,024 shares of Common Stock were available for issuance under the Purchase Plans and 657,661,375 shares of Common Stock were available for issuance under the 1996 Stock Incentive Plan.

(5)	The table does not include information for equity compensation plans assumed by the Company in connection with mergers and acquisitions of the companies which originally established those plans. As of July 27, 2002, a total of 27,922,526 shares of the Company’s Common Stock were issuable upon exercise of outstanding options under those assumed plans. The weighted average exercise price of those outstanding options is $9.57 per share. No additional options may be granted under those assumed plans.

2

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

Cisco Systems, Inc.

Date: November 20, 2002	By /s/ John T. Chambers John T. Chambers President and Chief Executive Officer (Principal Executive Officer)

CHIEF EXECUTIVE OFFICER CERTIFICATION

I, John T. Chambers, President and Chief Executive Officer of Cisco Systems, Inc., certify that:

1.     I have reviewed this Annual Report on Form 10-K/A of Cisco Systems, Inc.; and

2.     Based on my knowledge, this Annual Report on Form 10-K/A does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Annual Report.

Date: November 20, 2002

/s/ John T. Chambers

John T. Chambers
President and Chief Executive Officer
(Principal Executive Officer)

CHIEF FINANCIAL OFFICER CERTIFICATION

I, Larry R. Carter, Senior Vice President, Finance and Administration, Chief Financial Officer and Secretary of Cisco Systems, Inc., certify that:

1.     I have reviewed this Annual Report on Form 10-K/A of Cisco Systems, Inc.; and

2.     Based on my knowledge, this Annual Report on Form 10-K/A does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Annual Report.

Date: November 20, 2002

/s/ Larry R. Carter

Larry R. Carter
Senior Vice President, Finance and Administration,
Chief Financial Officer and Secretary
(Principal Financial Officer)

3