Form 10-Q
period 2002-10-26
CISCO SYSTEMS INC
filed 2002-11-21
CIK 858877

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 26, 2002

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

Cisco Systems, Inc.

FORM 10-Q for the Quarter Ended October 26, 2002

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Cisco Systems, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per-share amounts)
(Unaudited)

	Three Months Ended

	October 26,	October 27,
	2002	2001

NET SALES:
Product	$4,013	$3,656
Service	832	792

Total net sales	4,845	4,448

COST OF SALES:
Product	1,237	1,500
Service	250	256

Total cost of sales	1,487	1,756

GROSS MARGIN	3,358	2,692
OPERATING EXPENSES:
Research and development	824	917
Sales and marketing	1,098	1,096
General and administrative	154	151
Amortization of purchased intangible assets	114	146
In-process research and development	—	37

Total operating expenses	2,190	2,347

OPERATING INCOME	1,168	345
Interest income	179	234
Other income (loss), net	(475)	(922)

INCOME (LOSS) BEFORE PROVISION FOR (BENEFIT FROM) INCOME TAXES	872	(343)
Provision for (benefit from) income taxes	254	(75)

NET INCOME (LOSS)	$618	$(268)

Net income (loss) per share— basic	$0.09	$(0.04)

Net income (loss) per share— diluted	$0.08	$(0.04)

Shares used in per-share calculation— basic	7,249	7,307

Shares used in per-share calculation— diluted	7,327	7,307

     See Notes to Consolidated Financial Statements

Cisco Systems, Inc.
CONSOLIDATED BALANCE SHEETS
(In millions, except par value)
(Unaudited)

	October 26,	July 27,
	2002	2002

ASSETS
Current assets:
Cash and cash equivalents	$6,986	$9,484
Short-term investments	3,325	3,172
Accounts receivable, net of allowance for doubtful accounts of $346 at October 26, 2002 and $335 at July 27, 2002	1,109	1,105
Inventories, net	828	880
Deferred tax assets	2,106	2,030
Lease receivables, net	194	239
Prepaid expenses and other current assets	548	523

Total current assets	15,096	17,433
Investments	10,877	8,800
Property and equipment, net	3,921	4,102
Goodwill	3,709	3,565
Purchased intangible assets, net	682	797
Lease receivables, net	41	39
Other assets	2,872	3,059

TOTAL ASSETS	$37,198	$37,795

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$540	$470
Income taxes payable	508	579
Accrued compensation	1,083	1,365
Deferred revenue	2,980	3,143
Other accrued liabilities	2,424	2,496
Restructuring liabilities	336	322

Total current liabilities	7,871	8,375
Deferred revenue	771	749

Total liabilities	8,642	9,124

Commitments and contingencies (Note 6)
Minority interest	10	15
Shareholders’ equity:
Preferred stock, no par value: 5 shares authorized; none issued and outstanding	—	—
Common stock and additional paid-in capital, $0.001 par value: 20,000 shares authorized; 7,233 and 7,303 shares issued and outstanding at October 26, 2002 and July 27, 2002, respectively	20,875	20,950
Retained earnings	7,527	7,733
Accumulated other comprehensive income (loss)	144	(27)

Total shareholders’ equity	28,546	28,656

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$37,198	$37,795

     See Notes to Consolidated Financial Statements

Cisco Systems, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Three Months Ended

	October 26,	October 27,
	2002	2001

Cash flows from operating activities:
Net income (loss)	$618	$(268)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	410	459
Provision for doubtful accounts	47	26
Provision for (benefit from) inventory	7	(29)
Deferred income taxes	(27)	(540)
Tax benefits from employee stock option plans	3	43
In-process research and development	—	25
Net (gains) losses on investments and provision for losses	474	971
Change in operating assets and liabilities:
Accounts receivable	(51)	259
Inventories	49	229
Prepaid expenses and other current assets	(36)	70
Accounts payable	70	(185)
Income taxes payable	(70)	34
Accrued compensation	(282)	122
Deferred revenue	(141)	321
Other accrued liabilities	(18)	(83)
Restructuring liabilities	14	(70)

Net cash provided by operating activities	1,067	1,384

Cash flows from investing activities:
Purchases of short-term investments	(1,671)	(2,327)
Proceeds from sales and maturities of short-term investments	1,941	1,724
Purchases of investments	(4,981)	(2,790)
Proceeds from sales and maturities of investments	2,251	2,040
Purchases of restricted investments	—	(19)
Proceeds from sales and maturities of restricted investments	—	161
Acquisition of property and equipment	(122)	(292)
Acquisition of businesses, net of cash and cash equivalents	2	14
Change in lease receivables, net	43	165
Purchases of investments in privately held companies	(12)	(19)
Lease deposits	—	(73)
Purchase of minority interest of Cisco Systems, K.K. (Japan)	(59)	(37)
Other	91	(138)

Net cash used in investing activities	(2,517)	(1,591)

Cash flows from financing activities:
Issuance of common stock	41	171
Repurchase of common stock	(1,077)	(350)
Other	(12)	—

Net cash used in financing activities	(1,048)	(179)

Net decrease in cash and cash equivalents	(2,498)	(386)
Cash and cash equivalents, beginning of period	9,484	4,873

Cash and cash equivalents, end of period	$6,986	$4,487

     See Notes to Consolidated Financial Statements

Cisco Systems, Inc.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In millions)
(Unaudited)

		Common Stock		Accumulated
		and		Other	Total
Three Months	Shares of	Additional	Retained	Comprehensive	Shareholders'
Ended October 27, 2001	Common Stock	Paid-In Capital	Earnings	Income	Equity

BALANCE AT JULY 28, 2001	7,324	$20,051	$7,344	$(275)	$27,120
Net loss	—	—	(268)	—	(268)
Change in net unrealized gains and losses on investments	—	—	—	555	555
Other	—	—	—	(2)	(2)

Comprehensive income	—	—	—	—	285

Issuance of common stock	23	171	—	—	171
Repurchase of common stock	(27)	(74)	(276)		(350)
Tax benefits from employee stock option plans	—	43	—	—	43
Purchase acquisitions	8	128	—	—	128
Amortization of deferred stock-based compensation	—	53	—	—	53

BALANCE AT OCTOBER 27, 2001	7,328	$20,372	$6,800	$278	$27,450

		Common Stock		Accumulated
		and		Other	Total
Three Months	Shares of	Additional	Retained	Comprehensive	Shareholders'
Ended October 26, 2002	Common Stock	Paid-In Capital	Earnings	Income	Equity

BALANCE AT JULY 27, 2002	7,303	$20,950	$7,733	$(27)	$28,656
Net income	—	—	618	—	618
Change in net unrealized gains and losses on investments	—	—	—	194	194
Other	—	—	—	(23)	(23)

Comprehensive income	—	—	—	—	789

Issuance of common stock	7	41	—	—	41
Repurchase of common stock	(88)	(253)	(824)	—	(1,077)
Tax benefits from employee stock option plans	—	3	—	—	3
Purchase acquisitions	11	90	—	—	90
Amortization of deferred stock-based compensation	—	44	—	—	44

BALANCE AT OCTOBER 26, 2002	7,233	$20,875	$7,527	$144	$28,546

     See Notes to Consolidated Financial Statements

Cisco Systems, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Description of Business

Cisco Systems, Inc. (the “Company” or “Cisco”) manufactures and sells networking and communications products and provides services associated with that equipment and its use. Its products are installed at corporations, public institutions, and telecommunication companies, and are also found in small and medium-sized commercial enterprises. Cisco provides a broad line of products for transporting data, voice, and video within buildings, across campuses, or around the world.

2. Summary of Significant Accounting Policies

Fiscal Year

The Company’s fiscal year is the 52 or 53 weeks ending on the last Saturday in July. Fiscal 2003 and 2002 are 52-week fiscal years.

Basis of Presentation

The accompanying financial data as of October 26, 2002 and for the three months ended October 26, 2002 and October 27, 2001 has been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The July 27, 2002 Consolidated Balance Sheet was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended July 27, 2002.

In the opinion of management, all adjustments (which include normal recurring adjustments except as disclosed herein) necessary to present a fair statement of financial position as of October 26, 2002, results of operations, cash flows and shareholders’ equity for the three months ended October 26, 2002 and October 27, 2001, have been made. The results of operations for the three months ended October 26, 2002 are not necessarily indicative of the operating results for the full fiscal year or any future periods.

Cisco Systems, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Employee Stock Options

The Company accounts for stock-based awards to employees and directors using the intrinsic value method of accounting in accordance with Accounting Principles Board Opinion No. 25 “Accounting for Stock Issued to Employees”. Under the intrinsic value method, because the exercise price of the Company’s employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized in the Company’s Consolidated Statements of Operations.

The Company is required under Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), to disclose pro forma information regarding option grants made to its employees based on specified valuation techniques that produce estimated compensation charges.

Computation of Net Income (Loss) per Share

Basic net income (loss) per share is computed using the weighted-average number of common shares outstanding during the period. Diluted net income per share is computed using the weighted-average number of common shares and dilutive potential common shares outstanding during the period. Diluted net loss per share is computed using the weighted-average number of common shares and excludes dilutive potential common shares outstanding, as their effect is antidilutive. Dilutive potential common shares consist of employee stock options and restricted common stock.

Long-Lived Assets

In the first quarter of fiscal 2003, the Company adopted Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”). SFAS 144 establishes a single accounting model, based on the framework established in Statement of Financial Accounting Standards No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of” (“SFAS 121”), for long-lived assets to be disposed of by sale, and resolves implementation issues related to SFAS 121. The adoption of SFAS 144 did not have a material impact on the Company’s operating results or financial position.

Recent Accounting Pronouncement

In July 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”). SFAS 146 requires that a liability for costs associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred. SFAS 146 is effective for exit or disposal activities that are initiated after December 31, 2002. The Company does not expect the adoption of SFAS 146 to have a material impact on its operating results or financial position.

Cisco Systems, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

3. Business Combinations

During the first quarter of fiscal 2003, the Company completed the acquisition of AYR Networks, Inc. to augment the continued evolution of Cisco IOS® Software, the network systems software for the Company’s routing and switching platforms. The acquisition is summarized as follows (in millions):

	Consideration			Purchased
	Including Assumed	In-Process		Intangible
Acquired Company	Liabilities	R&D Expense	Goodwill	Assets

AYR Networks, Inc.	$97	$—	$59	$—

The purchase price was also allocated to tangible assets and deferred stock-based compensation. As of October 26, 2002 and July 27, 2002, the total unamortized deferred stock-based compensation was $162 million and $182 million, respectively, and was reflected as a debit to additional paid-in capital in the Consolidated Statements of Shareholders’ Equity. Deferred stock-based compensation is amortized as compensation cost over the remaining future vesting period of the stock options assumed of each acquired company. In the first quarter of fiscal 2002, the amortization of deferred stock-based compensation was $44 million and the additional deferred stock-based compensation net of canceled unvested options was $24 million.

The Company’s methodology for allocating the purchase price to in-process research and development (“in-process R&D”) is determined through established valuation techniques in the high-technology communications equipment industry and expensed upon acquisition because technological feasibility has not been established and no future alternative uses exist. Total in-process R&D expense for the first quarter of fiscal 2003 and 2002 was $0 million and $37 million, respectively. The in-process R&D expense that was attributable to stock consideration for the first quarter of fiscal 2002 was $25 million.

The Consolidated Financial Statements include the operating results of AYR Networks, Inc. from the date of acquisition. Pro forma results of operations have not been presented because the effect of the acquisition was not material to the Company’s results.

During the first quarter of fiscal 2003, the Company issued approximately 2.7 million shares of common stock with a current value of $39 million to the former shareholders of AuroraNetics, Inc. as a result of the achievement of certain agreed-upon milestones. Such amounts were allocated to goodwill and deferred stock-based compensation totaling $31 million and $8 million, respectively. The Company is also required to issue up to an additional 2.7 million shares of common stock to such former shareholders under the terms of the definitive acquisition agreement if certain other agreed-upon milestones are achieved.

Cisco Systems, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following tables present details of the Company’s total purchased intangible assets (in millions):

		Accumulated
October 26, 2002	Gross	Amortization	Net

Technology	$893	$(497)	$396
Technology licenses	523	(351)	172
Patents	128	(64)	64
Other	135	(85)	50

Total	$1,679	$(997)	$682

		Accumulated
July 27, 2002	Gross	Amortization	Net

Technology	$893	$(429)	$464
Technology licenses	523	(323)	200
Patents	128	(54)	74
Other	135	(76)	59

Total	$1,679	$(882)	$797

     The estimated future amortization expense of purchased intangible assets as of October 26, 2002 is as follows (in millions):

Fiscal Year:	Amount

2003 (remaining nine months)	$244
2004	234
2005	154
2006	49
2007	1

Total	$682

Cisco Systems, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table presents the changes in goodwill allocated to the Company’s reportable segments during the first three months of fiscal 2003 (in millions):

	Balance at		Balance at
	July 27,		October 26,
	2002	Acquired	2002

Americas	$2,335	$40	$2,375
EMEA	593	28	621
Asia Pacific	140	11	151
Japan	497	65	562

Total	$3,565	$144	$3,709

In the first quarter of fiscal 2003, the Company purchased a portion of the minority interest of Cisco Systems, K.K. (Japan). As a result, the Company increased its ownership from 92.4% to 94.8% of the voting rights of Cisco Systems, K.K. (Japan) and recorded goodwill of $54 million.

4. Restructuring Costs and Other Special Charges

On April 16, 2001, the Company announced a restructuring program, which included a worldwide workforce reduction, consolidation of excess facilities, and restructuring of certain business functions. The following table summarizes the activity related to the liability for restructuring costs and other special charges as of October 26, 2002 (in millions):

		Consolidation of	Impairment of
		Excess Facilities	Goodwill
	Workforce	and	and Purchased
	Reduction	Other Charges (3)	Intangible Assets	Total

Initial charge in third quarter of fiscal 2001	$397	$484	$289	$1,170
Noncash charges	(71)	(141)	(289)	(501)
Cash payments	(265)	(18)	—	(283)

Balance at July 28, 2001	61	325	—	386
Adjustments (1)	(35)	128	—	93
Cash payments	(26)	(131)	—	(157)

Balance at July 27, 2002	—	322	—	322
Adjustments (2)	—	40	—	40
Cash Payments	—	(26)	—	(26)

Balance at October 26, 2002	$—	$336	$—	$336

Cisco Systems, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1: Due to changes in previous estimates, in fiscal 2002, the Company reclassified $35 million of restructuring liabilities related to the workforce reduction charges to consolidation of excess facilities and other charges. The initial estimated workforce reduction was approximately 6,000 regular employees. Approximately 5,400 regular employees have been terminated and the liability has been paid. In addition, during the third quarter of fiscal 2002, the Company increased the restructuring liabilities related to the consolidation of excess facilities and other charges by $93 million due to changes in real estate market conditions. The increase in restructuring liabilities was recorded as research and development ($39 million), sales and marketing ($42 million), general and administrative ($8 million) expenses and cost of sales ($4 million) in the Consolidated Statements of Operations.

Note 2: During the first quarter of fiscal 2003, the Company increased the restructuring liabilities related to the consolidation of excess facilities and other charges by $40 million due to changes in real estate market conditions. The increase in restructuring liabilities was recorded as research and development ($16 million), sales and marketing ($16 million), general and administrative ($4 million) expenses and cost of sales ($4 million) in the Consolidated Statements of Operations.

Note 3: Amounts related to the net lease expense due to the consolidation of excess facilities will be paid over the respective lease terms through fiscal 2010.

Cisco Systems, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

5. Balance Sheet Details

     The following tables provide details of selected balance sheet items (in millions):

	October 26,	July 27,
	2002	2002

Inventories, net:
Raw materials	$55	$38
Work in process	283	297
Finished goods	444	490
Demonstration systems	46	55

Total	$828	$880

Property and equipment, net:
Land, buildings, and leasehold improvements	$3,300	$3,352
Computer equipment and related software	1,055	1,021
Production, engineering, and other equipment	2,125	2,061
Operating lease assets	520	505
Furniture and fixtures	361	366

	7,361	7,305
Less, accumulated depreciation and amortization	(3,440)	(3,203)

Total	$3,921	$4,102

Other assets:
Deferred tax assets	$1,534	$1,663
Investments in privately held companies, net	484	477
Income tax receivable	392	392
Structured loans, net	45	61
Other	417	466

Total	$2,872	$3,059

Deferred Revenue:
Service	$2,127	$2,207
Product	1,624	1,685

Total	3,751	3,892
Less, current portion	(2,980)	(3,143)

Non-current deferred revenue	$771	$749

Cisco Systems, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

6. Commitments and Contingencies

Leases

The Company leases office space in U.S. locations, as well as locations in the Americas; Europe, the Middle East, and Africa (“EMEA”); Asia Pacific; and Japan. Future annual minimum lease payments under all noncancelable operating leases with an initial term in excess of one year as of October 26, 2002 were as follows (in millions):

Fiscal Year:	Amount

2003 (remaining nine months)	$211
2004	260
2005	219
2006	168
2007	133
Thereafter	714

Total	$1,705

Derivative Instruments

The Company conducts business on a global basis in several currencies. As such, it is exposed to adverse movements in foreign currency exchange rates. The Company enters into foreign exchange forward contracts to minimize the short-term impact of foreign currency fluctuations on certain foreign currency receivables, investments, and payables. The gains and losses on the foreign exchange forward contracts offset the transaction gains and losses on certain foreign currency receivables, investments, and payables recognized in earnings.

The Company does not enter into foreign exchange forward contracts for trading purposes. Gains and losses on the contracts are included in other income (loss), net, in the Company’s Consolidated Statements of Operations and offset foreign exchange gains or losses from the revaluation of intercompany balances or other current assets, investments, and liabilities denominated in currencies other than the functional currency of the reporting entity. The Company’s foreign exchange forward contracts related to current assets and liabilities generally range from one to three months in original maturity. Additionally, the Company has entered into foreign exchange forward contracts related to long-term customer financings with maturities of up to two years. The foreign exchange contracts related to investments generally have maturities of less than one year.

The Company periodically hedges foreign currency forecasted transactions related to certain operating expenses with currency options. These transactions are designated as cash flow hedges. The effective portion of the derivative’s gain or loss is initially reported as a component of

Cisco Systems, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

accumulated other comprehensive income (loss) and subsequently reclassified into earnings when the hedged exposure affects earnings. The ineffective portion of the gain or loss is reported in earnings immediately. These currency option contracts generally have maturities of less than one year. The Company does not purchase currency options for trading purposes. Foreign exchange forward and option contracts as of October 26, 2002 are summarized as follows (in millions):

	Notional	Fair
	Amount	Value

Forward contracts:
Purchased	$605	$—
Sold	$557	$(1)
Option contracts:
Purchased	$564	$11
Sold	$517	$(1)

The Company’s foreign exchange forward and option contracts expose the Company to credit risk to the extent that the counterparties may be unable to meet the terms of the agreement. The Company minimizes such risk by limiting its counterparties to major financial institutions. In addition, the potential risk of loss with any one counterparty resulting from this type of credit risk is monitored. Management does not expect any material losses as a result of default by counterparties.

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

In addition, beginning on April 23, 2001, a number of purported shareholder derivative lawsuits were filed in the Superior Court of California, County of Santa Clara and in the Superior Court of California, County of San Mateo. There is a procedure in place for the coordination of such actions. Two purported derivative suits have also been filed in the United States District Court

Cisco Systems, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

for the Northern District of California, and those federal court actions have been consolidated. The complaints in the various derivative actions include claims for breach of fiduciary duty, waste of corporate assets, mismanagement, unjust enrichment, and violations of the California Corporations Code; seek compensatory and other damages, disgorgement, and other relief; and are based on essentially the same allegations as the class actions.

Investment in Andiamo Systems, Inc.

On August 19, 2002, Cisco entered into a definitive agreement to acquire privately held Andiamo Systems, Inc. (“Andiamo”). The acquisition of Andiamo is expected to close in the third quarter of fiscal 2004, but no later than July 31, 2004.

Under the terms of the agreement, common stock of Cisco will be exchanged for all outstanding shares and options of Andiamo not owned by Cisco at the closing of the acquisition. The amount of the purchase price for the remaining equity interests in Andiamo not then held by Cisco is not determinable at this time, but will be based primarily upon a valuation of Andiamo to be determined by applying a multiple to the actual, annualized revenue generated from sales by Cisco of products attributable to Andiamo during a three-month period shortly preceding the closing. Under its agreements with Andiamo, Cisco is the exclusive manufacturer and distributor of all Andiamo products. The multiple will be equal to Cisco’s average market capitalization during a specified period divided by Cisco’s annualized revenue for a three-month period prior to closing, subject to adjustment as follows: (i) if the multiple so calculated is less than 10, then the multiple to be used for purposes of determining the transaction price shall be the midpoint between 10 and the multiple so calculated; (ii) if the multiple so calculated is greater than 15, then the multiple to be used for purposes of determining the transaction price shall be the midpoint between 15 and the multiple so calculated. There is no minimum purchase price, and the maximum purchase price is limited to approximately $2.5 billion in shares of Cisco common stock valued at the time of closing.

The acquisition has received the required approvals from both companies and is subject to various closing conditions and approvals, including stockholder approval by Andiamo.

As of October 26, 2002, Cisco has made an $84 million investment in Andiamo in the form of convertible debt, which is convertible into approximately 44% of the equity in Andiamo, subject to certain terms and conditions. This investment in Andiamo has been expensed as research and development costs, as if such expenses constituted the development costs of the Company. Furthermore, Cisco is also committed to provide additional funding to Andiamo in the form of non-convertible debt through the closing of the acquisition of approximately $100 million. The Company had not funded any of this additional amount as of October 26, 2002.

Cisco Systems, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Purchase Commitments with Contract Manufacturers and Suppliers

The Company uses several contract manufacturers and suppliers to provide manufacturing services for its products. During the normal course of business, in order to reduce manufacturing lead times and ensure adequate component supply, the Company enters into agreements with certain contract manufacturers and suppliers that allow them to procure inventory based upon criteria as defined by the Company. As of October 26, 2002, the Company has purchase commitments for inventory of approximately $840 million, compared with $825 million as of July 27, 2002.

Other Commitments

In fiscal 2001, the Company entered into an agreement to invest approximately $1.0 billion in venture funds managed by SOFTBANK Corp. and its affiliates (“SOFTBANK”). These venture funds are required to be funded upon demand by SOFTBANK. As of October 26, 2002, the Company has funded $100 million of this investment commitment.

The Company provides structured financing to certain qualified customers to be used for the purchase of equipment and other needs through its wholly-owned subsidiary, Cisco Systems Capital Corporation. As of October 26, 2002, the outstanding loan commitments were approximately $376 million, subject to the customer achieving certain financial covenants, of which approximately $190 million was eligible for draw down. These loan commitments may be funded over a two- to three-year period provided that these customers achieve specific business milestones and financial covenants.

The Company has entered into several agreements to purchase or construct real estate, subject to the satisfaction of certain conditions. As of October 26, 2002, the total amount of commitments, if certain conditions are met, was approximately $410 million.

As of October 26, 2002, the Company has a commitment of approximately $130 million to purchase the remaining portion of the minority interest of Cisco Systems, K.K. (Japan).

The Company also has certain other funding commitments of approximately $150 million as of October 26, 2002 related to its privately held investments.

7. Shareholders’ Equity

Stock Repurchase Program

In September 2001, the Board of Directors authorized a stock repurchase program to acquire outstanding common stock. Under the program, up to $3 billion of Cisco common stock could be reacquired over two years. In August 2002, the Board of Directors increased Cisco’s stock repurchase program by $5 billion to a total of $8 billion of Cisco common stock available for repurchase through September 12, 2003.

Cisco Systems, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

During the first quarter of fiscal 2003, the Company repurchased and retired 88 million shares of Cisco common stock for an aggregate purchase price of $1.1 billion. As of October 26, 2002, the Company has repurchased and retired 212 million shares of Cisco common stock for an aggregate purchase price of $2.9 billion and the remaining authorized amount for stock repurchases under this program was $5.1 billion.

Comprehensive Income (Loss)

     The components of comprehensive income (loss), net of tax, are as follows (in millions):

	Three Months Ended

	October 26,	October 27,
	2002	2001

Net income (loss)	$618	$(268)
Other comprehensive income:
Change in net unrealized gains and losses on investments, net of tax	194	555
Other	(23)	(2)

Total	$789	$285

The change in net unrealized gains and losses on investments of $194 million and $555 million, after-tax, during the first quarter of fiscal 2003 and 2002, respectively, was primarily due to the effects of the recognition of a charge of $412 million and $858 million, pre-tax, attributable to the impairment of certain publicly traded equity securities. The impairment charges were related to the decline in the fair value of certain publicly traded equity investments below their cost basis that were judged to be other-than-temporary.

8. Employee Stock Option Plans

Stock Option Program Description

The Company has two plans under which it grants options: the 1996 Stock Incentive Plan (the “1996 Plan”) and the 1997 Supplemental Stock Incentive Plan (the “Supplemental Plan”).

Stock option grants are designed to reward employees for their long-term contribution to the Company and provide incentives for them to remain with the Company. The number and frequency of stock option grants is based on competitive practices, operating results of the Company and government regulations. Since the inception of the 1996 Plan, the Company has granted options to all of its employees and a majority has been granted to employees below the vice president level.

Cisco Systems, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Distribution and Dilutive Effect of Options

     The following table illustrates the grant dilution and exercise dilution (in millions, except percentages):

	Three Months	Fiscal Year
	Ended	Ended
	October 26, 2002	July 27, 2002

Shares of common stock outstanding	7,233	7,303

Granted and assumed	83	282
Canceled	(13)	(82)

Net options granted	70	200

Grant dilution (1)	1.0%	2.7%

Exercised	7	54
Exercise dilution (2)	0.1%	0.7%

Note 1: The percentage for grant dilution is computed based on options granted and assumed less options canceled as a percentage of total outstanding shares of common stock.

Note 2: The percentage for exercise dilution is computed based on options exercised as a percentage of total outstanding shares of common stock.

The following table summarizes the options granted to the Named Executive Officers. The Named Executive Officers represent the Company’s Chief Executive Officer and the four other most highly paid executive officers whose salary and bonus for the Company’s fiscal year ended July 27, 2002 were in excess of $100,000.

	Three Months	Fiscal Year
	Ended	Ended
	October 26, 2002	July 27, 2002

Options granted to the Named Executive Officers	1 million	10 million

Options granted to the Named Executive Officers as a % of net options granted	1.4%	5.0%

Options granted to the Named Executive Officers as a % of outstanding shares	0.01%	0.1%

Cumulative options held by Named Executive Officers as % of total options outstanding	4.4%	4.6%

Basic and diluted shares outstanding for the quarter ended October 26, 2002 were 7.2 billion shares and 7.3 billion shares, respectively. Diluted shares outstanding include the dilutive impact of in-the-money options, which is calculated based on the average share price for each fiscal period using the treasury stock method. Under the treasury stock method, the tax-effected proceeds that would be hypothetically received from the exercise of all in-the-money options are assumed to be used to repurchase shares. In the first quarter of fiscal 2003, the dilutive impact of

Cisco Systems, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

in-the-money employee stock options was approximately 73 million shares or approximately 1% of the average basic shares outstanding based on Cisco’s average share price of $12.26.

The maximum number of shares issuable over the term of the 1996 Plan is limited to 2.5 billion shares. The share reserve was increased pursuant to the automatic share increases effected annually beginning in December 1996 and expired in December 2001. The share reserve has automatically increased on the first trading day of each December by an amount equal to 4.75% of the outstanding shares on the last trading day of the immediately preceding November.

General Option Information

     A summary of option activity follows (in millions, except per-share amounts):

		Options Outstanding

	Options		Weighted-Average
	Available	Number	Exercise Price
	for Grant	Outstanding	per Share

BALANCE AT JULY 28, 2001	522	1,060	$29.41
Granted and assumed	(282)	282	17.72
Exercised	—	(54)	6.99
Canceled	82	(82)	36.94
Additional shares reserved	342	—	—

BALANCE AT JULY 27, 2002	664	1,206	27.17
Granted and assumed	(83)	83	10.07
Exercised	—	(7)	5.94
Canceled	13	(13)	35.35
Additional shares reserved	1	—	—

BALANCE AT OCTOBER 26, 2002	595	1,269	$26.08

Cisco Systems, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

     The following table summarizes significant ranges of outstanding and exercisable options as of October 26, 2002 (shares and aggregate intrinsic value in millions, except number of years and per-share amounts):

	Options Outstanding				Options Exercisable

		Weighted-
		Average	Weighted-			Weighted-
		Remaining	Average			Average
		Contractual	Exercise	Aggregate		Exercise	Aggregate
Range of	Number	Life	Price	Intrinsic	Number	Price	Intrinsic
Exercise Prices	Outstanding	(in Years)	per Share	Value	Exercisable	per Share	Value

$ 0.01 - 5.60	132	3.19	$4.42	$973	128	$4.54	$925
5.61 - 9.78	149	6.07	8.41	502	77	7.24	347
9.79 - 15.92	152	5.51	12.82	11	116	12.48	7
15.93 - 16.24	149	7.94	16.08	—	23	16.05	—
16.25 - 20.61	181	7.73	19.24	—	31	18.44	—
20.62 - 36.71	149	5.64	27.62	—	113	28.02	—
36.71 - 51.89	142	6.95	49.08	—	57	48.73	—
51.90 - 55.42	146	6.19	54.37	—	80	54.37	—
55.43 - 72.56	69	6.60	63.98	—	35	64.24	—

Total	1,269	6.25	$26.08	$1,486	660	$24.35	$1,279

As of July 27, 2002, 634 million outstanding options were exercisable and the weighted average exercise price for exercisable options was $23.51. The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value based on Cisco’s closing stock price of $11.78 as of October 25, 2002, that would have been received by the option holders had all option holders exercised their options as of that date. The following table presents the option exercises for the three months ended October 26, 2002 and option values as of that date for the Named Executive Officers (in millions):

			Number of Securities		Intrinsic Values of
	Number of		Underlying Unexercised		Unexercised, In-the-Money
	Shares		Options at October 26, 2002		Options at October 26, 2002
Acquired
	on	Value
	Exercise	Realized	Exercisable	Unexercisable	Exercisable	Unexercisable

Named Executive Officers	—	—	37	19	$106	$2

The Company follows Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), in accounting for its employee stock options. Under APB 25, because the exercise price of the Company’s employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized in the Company’s Consolidated Statements of Operations.

The Company is required under Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), to disclose pro forma information

Cisco Systems, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

regarding option grants made to its employees based on specified valuation techniques that produce estimated compensation charges.

Pro forma information under SFAS 123 is as follows (in millions, except per-share amounts):

	Three Months	Fiscal Year
	Ended	Ended
	October 26,	July 27,
	2002	2002

Net income — as reported	$618	$1,893
Compensation expense, net of tax	$(368)	$(1,520)

Net income — pro forma	$250	$373

Basic net income per share — as reported	$0.09	$0.26

Diluted net income per share — as reported	$0.08	$0.25

Basic net income per share — pro forma	$0.03	$0.05

Diluted net income per share — pro forma	$0.03	$0.05

The value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions. The value of shares of common stock relating to the Employee Stock Purchase Plan included in the compensation expense was not material.

	Employee Stock Option Plans

	October 26,	July 27,
	2002	2002

Expected dividend	0.0%	0.0%
Risk-free interest rate	3.1%	4.7%
Expected volatility	45.9%	47.5%
Expected life (in years)	6.0	5.5

The Black-Scholes option pricing model was developed for use in estimating the value of traded options that have no vesting restrictions and are fully transferable. In addition, option pricing models require the input of highly subjective assumptions including the expected stock price volatility. The Company uses projected data for expected volatility and expected life of its stock options based upon historical and other economic data trended into future years. Because the Company’s employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the estimate, in management’s opinion, the existing valuation models do not provide a reliable measure of the fair value of the Company’s options. Under the Black-Scholes option pricing model, the weighted-average estimated values of employee stock options granted during the first quarter of fiscal 2003 and fiscal year ended July 27, 2002 were $4.85 and $8.60 per share, respectively.

Cisco Systems, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

9. Income Taxes

The Company paid net income taxes of $350 million and $390 million for the first quarter of fiscal 2003 and 2002, respectively. The Company’s income taxes currently payable for federal and state purposes have been reduced by the tax benefits from employee stock option transactions. These benefits totaled $3 million and $43 million in the first quarter of fiscal 2003 and 2002, respectively, and were reflected as a credit to additional paid-in capital in the Consolidated Statements of Shareholders’ Equity.

10. Segment Information and Major Customers

The Company’s operations involve the design, development, manufacturing, marketing, and technical support of networking and communications products and services. Cisco products include routers, switches, access, and other networking equipment. These products, integrated by Cisco IOS® Software, link geographically dispersed LANs and WANs into networks.

The Company conducts business globally and is managed geographically. The Company’s management relies on an internal management system that provides sales and standard cost information by geographic theater. Sales are attributed to a theater based on the ordering location of the customer. The Company’s management makes financial decisions and allocates resources based on the information it receives from this internal management system. The Company does not allocate research and development, sales and marketing, or general and administrative expenses to its geographic theaters in this internal management system, as management does not use the information to measure the performance of the operating segments. Management does not believe that allocating these expenses is significant in evaluating a geographic theater’s performance. Based on established criteria, the Company has four reportable segments: the Americas; EMEA; Asia Pacific; and Japan.

Cisco Systems, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Summarized financial information by theater for the first quarter of fiscal 2003 and 2002, as taken from the internal management system previously discussed, is as follows (in millions):

	Three Months Ended

	October 26,	October 27,
	2002	2001

Net sales:
Americas	$2,784	$2,796
EMEA	1,313	1,055
Asia Pacific	435	392
Japan	313	205

Total	$4,845	$4,448

Gross margin:
Americas	$2,231	$2,019
EMEA	1,071	814
Asia Pacific	359	305
Japan	261	153

Standard margin	3,922	3,291
Production overhead	(133)	(191)
Manufacturing variances and other related costs	(431)	(408)

Total	$3,358	$2,692

The following table presents net sales for groups of similar products and services (in millions):
	Three Months Ended

	October 26,	October 27,
	2002	2001

Net sales:
Routers	$1,316	$1,361
Switches	1,996	1,731
Access	249	256
Other	452	308

Product	4,013	3,656
Service	832	792

Total	$4,845	$4,448

The majority of the Company’s assets as of October 26, 2002 and July 27, 2002 were attributable to its U.S. operations. In the first quarter of fiscal 2003 and 2002, no single customer accounted for 10% or more of the Company’s net sales.

Cisco Systems, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

11. Net Income (Loss) per Share

The following table presents the calculation of basic and diluted net income (loss) per share (in millions, except per-share amounts):

	Three Months Ended

	October 26,	October 27,
	2002	2001

Net income (loss)	$618	$(268)

Weighted-average shares — basic	7,249	7,307
Effect of dilutive potential common shares	78	—

Weighted-average shares — diluted	7,327	7,307

Net income (loss) per share — basic	$0.09	$(0.04)

Net income (loss) per share — diluted	$0.08	$(0.04)

Dilutive potential common shares consist of employee stock options and restricted common stock. The weighted-average dilutive potential common shares, which were antidilutive for the first quarter of fiscal 2002, amounted to 159 million shares. Employee stock options to purchase approximately 967 million shares in the first quarter of fiscal 2003 and 675 million shares in the first quarter of fiscal 2002 were outstanding, but were not included in the computation of diluted earnings per share because the exercise price of the stock options was greater than the average share price of the common shares and, therefore, the effect would have been antidilutive.

12. Pending Business Combination

In October 2002, the Company announced a definitive agreement to acquire Psionic Software, Inc. for a total purchase price of approximately $12 million payable in common stock. This acquisition will be accounted for as a purchase and is expected to close in the second quarter of fiscal 2003.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements regarding future events and our future results that are based on current expectations, estimates, forecasts, and projections about the industries in which we operate and the beliefs and assumptions of our management. Words such as “expects,” “anticipates,” “targets,” “goals,” “projects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” variations of such words, and similar expressions are intended to identify such forward-looking statements. Readers are cautioned that these forward-looking statements are only predictions and are subject to risks, uncertainties, and assumptions that are difficult to predict. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. Readers are referred to risks and uncertainties identified below, and in the documents filed by us with the Securities and Exchange Commission, specifically the most recent reports on Forms 10-K, 10-Q, and 8-K, each as it may be amended from time to time. We undertake no obligation to revise or update publicly any forward-looking statements for any reason.

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires management to make judgments, assumptions, and estimates that affect the amounts reported in the Consolidated Financial Statements and accompanying notes. Note 2 to the Consolidated Financial Statements in the Annual Report on Form 10-K for the fiscal year ended July 27, 2002 describes the significant accounting policies and methods used in the preparation of the Consolidated Financial Statements. Estimates are used for, but not limited to, the accounting for the allowance for doubtful accounts and sales returns, inventory allowances, warranty costs, investment impairments, goodwill impairments, contingencies, restructuring costs and other special charges, and taxes. Actual results could differ materially from these estimates. The following critical accounting policies are impacted significantly by judgments, assumptions, and estimates used in the preparation of the Consolidated Financial Statements.

The allowance for doubtful accounts is based on our assessment of the collectibilty of specific customer accounts and the aging of the accounts receivable. If there were a deterioration of a major customer’s creditworthiness, or actual defaults were higher than our historical experience, our estimates of the recoverability of amounts due to us could be overstated, which could have an adverse impact on our revenue.

A reserve for sales returns is established based on historical trends in product return rates. If the actual future returns were to deviate from the historical data on which the reserve had been established, our revenue could be adversely affected.

Inventory purchases and commitments are based upon future demand forecasts. If there were to be a sudden and significant decrease in demand for our products, or if there were a higher incidence of inventory obsolescence because of rapidly changing technology and customer

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

requirements, we could be required to increase our inventory allowances and our gross margins could be adversely affected.

We accrue for warranty costs based on historical trends in product return rates and the expected material and labor costs to provide warranty services. If we were to experience an increase in warranty claims compared with our historical experience, or costs of servicing warranty claims were greater than the expectations on which the accrual had been based, our gross margins could be adversely affected.

We have experienced significant volatility in the market prices of our publicly traded equity investments. These investments are recorded on the Consolidated Balance Sheets as of October 26, 2002 at a fair value of $458 million. We recognize an impairment charge in the Consolidated Statements of Operations when the decline in the fair value of our publicly traded equity investments below their cost basis is judged to be other-than-temporary. We consider various factors in determining whether we should recognize an impairment charge including, but not limited to, the length of time and extent to which the fair value has been less than our cost basis, the financial condition and near-term prospects of the issuer, and our intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value. The ultimate value realized on these equity investments is subject to market price volatility until they are sold. We also have investments in privately held companies, many of which can still be considered in the start-up or development stages. These investments are inherently risky as the market for the technologies or products they have under development are typically in the early stages and may never materialize. As of October 26, 2002, the investments in privately held companies, net were $484 million.

We perform goodwill impairment tests on an annual basis and between annual tests in certain circumstances for each reporting unit, which are the operating segments as described in Note 10 to the Consolidated Financial Statements. In response to changes in industry and market conditions, we may be required to strategically realign our resources and consider restructuring, disposing, or otherwise exiting businesses, which could result in an impairment of goodwill.

We are subject to the possibility of various loss contingencies arising in the ordinary course of business. We consider the likelihood of loss or impairment of an asset or the incurrence of a liability, as well as our ability to reasonably estimate the amount of loss in determining loss contingencies. An estimated loss contingency is accrued when it is probable that an asset has been impaired or a liability has been incurred and the amount of loss can be reasonably estimated. We regularly evaluate current information available to us to determine whether such accruals should be adjusted.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Net Sales

We manage our business based on four geographic theaters: the Americas; EMEA; Asia Pacific; and Japan. Net sales, which include product and service revenue, for each theater are summarized in the following table (in millions, except percentages):

	Three Months Ended

	Amount		Percentage of Net Sales

	October 26,	October 27,	October 26,	October 27,
	2002	2001	2002	2001

Net sales:
Americas	$2,784	$2,796	57.5%	62.9%
EMEA	1,313	1,055	27.1%	23.7%
Asia Pacific	435	392	9.0%	8.8%
Japan	313	205	6.4%	4.6%

Total	$4,845	$4,448	100.0%	100.0%

Net sales in the first quarter of fiscal 2003 increased by $397 million or 8.9% from $4.4 billion in the first quarter of fiscal 2002 to $4.8 billion. The following table is a breakdown of net sales between product and service revenue (in millions):

			Three Months Ended

			October 26,	October 27,
			2002	2001

Net Sales:
Product			$4,013	$3,656
Service			832	792

Total			$4,845	$4,448

Product Revenue

From a geographic perspective, net product sales in the Americas theater, which include the United States, Canada, Mexico, and Latin America, increased by $173 million or 8.6% from $2.0 billion in the first quarter of fiscal 2002 to $2.2 billion in the first quarter of fiscal 2003. Net product sales in EMEA increased by $113 million or 10.7% from $1.1 billion in the first quarter of fiscal 2002 to $1.2 billion in the first quarter of fiscal 2003. Net product sales in Asia Pacific decreased by $2 million or 1.0% from $392 million in the first quarter of fiscal 2002 to $390 million in the first quarter of fiscal 2003. Net product sales in Japan increased by $73 million or 35.6% from $205 million in the first quarter of fiscal 2002 to $284 million in the first quarter of fiscal 2003.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Net product sales in the Americas and EMEA theaters increased as compared with the first quarter of fiscal 2002 due to higher revenue from the enterprise market in proportion to the service provider market. Service provider customers typically have longer implementation cycles, require a broader range of service, including design services, often have acceptance provisions, which can lead to a delay in revenue recognition. The slowdown in the general economy, over-capacity, and constraints on information technology-related capital spending have continued to impact our customers, in particular service provider customers. The changes in net product sales for the other theaters were not material.

The following table presents net sales for groups of similar products (in millions):

	Three Months Ended

	October 26,	October 27,
	2002	2001

Net product sales:
Routers	$1,316	$1,361
Switches	1,996	1,731
Access	249	256
Other	452	308

Total	$4,013	$3,656

Net product sales related to routers, which represented 32.8% of our total product sales in the first quarter of fiscal 2003, decreased by $45 million or 3.3% from $1.4 billion in the first quarter of fiscal 2002 to $1.3 billion primarily due to decreases in our low, mid-range and edge routers, offset to some extent by an increase in high end routers. Net product sales related to switches, which represented 49.7% of our total product sales in the first quarter of fiscal 2003, increased by $265 million or 15.3% from $1.7 billion in the first quarter of fiscal 2002 to $2.0 billion primarily due to increases in our sales of our fixed and modular switches. Changes in access and other net product sales were not material.

Service Revenue

Net service revenue in the first quarter of fiscal 2003 increased by $40 million or 5.1% from $792 million in the first quarter of fiscal 2002 to $832 million. The increase in net service revenue was primarily due to increased technical support service contract initiations and renewals associated with product sales. In addition, revenue from advanced services, which provides consultative support of our technologies for specific networking needs also increased. Net service revenue is generally deferred and, in most cases, recognized ratably over the service period obligations, which are typically one to three years.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Gross Margin

The following table shows the standard margin for each theater and the total gross margin (in millions, except percentages):

	Three Months Ended

	Amount		Standard Margin

	October 26,	October 27,	October 26,	October 27,
	2002	2001	2002	2001

Gross margin:
Americas	$2,231	$2,019	80.1%	72.2%
EMEA	1,071	814	81.6%	77.2%
Asia Pacific	359	305	82.5%	77.8%
Japan	261	153	83.4%	74.6%

Standard margin	3,922	3,291	80.9%	74.0%
Production overhead	(133)	(191)
Manufacturing variances and other related costs	(431)	(408)

Total	$3,358	$2,692

Standard margin varies due to a number of reasons including, but not limited to, shifts in product mix, sales discounts, and sales channels. Production overhead is primarily related to labor, depreciation on equipment, and facilities charges associated with manufacturing activities. Manufacturing variances and other related costs are primarily related to provision for inventory, freight and other nonstandard costs.

Gross margin for product and service in the first quarter of fiscal 2003 and 2002 was as follows (in millions, except percentages):

	Three Months Ended

	Amount		Percentage

	October 26,	October 27,	October 26,	October 27,
	2002	2001	2002	2001

Gross margin:
Product	$2,776	$2,156	69.2%	59.0%
Service	582	536	70.0%	67.7%

Total	$3,358	$2,692	69.3%	60.5%

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Product Gross Margin

Product gross margin was 69.2% in the first quarter of fiscal 2003, compared with 59.0% in the first quarter of fiscal 2002, respectively. The increase in product gross margin was primarily due to lower component costs, changes in the mix of products sold and improved inventory management.

Product gross margin may be adversely affected in the future by increases in material or labor costs, excess inventory and obsolescence charges, changes in shipment volume, loss of cost savings due to changes in component pricing, charges incurred due to inventory holding periods if parts ordering does not correctly anticipate product demand, price competition, and changes in channels of distribution or in the mix of products sold. If warranty costs associated with our products are greater than we have experienced, product gross margin may also be adversely affected. Product gross margin may also be affected by geographic mix, as well as the mix of configurations within each product group.

Two-tier distribution channels are given privileges to return a portion of inventory, receive credits for changes in selling prices, and participate in various cooperative marketing programs. In addition, increasing two-tier distribution channels generally results in greater difficulty in forecasting the mix of our products and, to a certain degree, the timing of orders from our customers. We recognize revenue to two-tier distributors based on a sell-through method utilizing information provided by our distributors and we also maintain accruals and allowances for all cooperative marketing and other programs.

Service Gross Margin

Service gross margin increased from 67.7% in the first quarter of fiscal 2002 to 70.0% in the first quarter of fiscal 2003. The increase in service gross margin was primarily due to the increase in service revenue combined with continued efficiencies in the delivery of our services. Service gross margin will typically experience some variability over time due to various factors such as the changes in mix between technical support services and advanced services, as well as the timing of technical support service contract initiations and renewals.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Research and Development, Sales and Marketing, and General and Administrative Expenses

Research and development (“R&D”), sales and marketing, and general and administrative (“G&A”) expenses are summarized in the following table (in millions, except percentages):

		Three Months Ended

	Amount		Percentage of Net Sales

	October 26,	October 27,	October 26,	October 27,
	2002	2001	2002	2001

Research and development	$824	$917	17.0%	20.6%
Sales and marketing	$1,098	$1,096	22.7%	24.6%
General and administrative	$154	$151	3.2%	3.4%

R&D expenses in the first quarter of fiscal 2003 were $824 million, compared with $917 million in the first quarter of fiscal 2002, a decrease of $93 million or 10.1%. A significant portion of the decrease in R&D expenses was due to lower expenditures on prototypes, lower depreciation on lab equipment, and reduced discretionary spending. We have continued to invest in R&D efforts in a wide variety of areas such as data, voice, and video over IP; advanced access and aggregation technologies such as cable, wireless, and other broadband technologies; advanced enterprise switching; optical transport; storage networking; content networking; security; network management; and advanced core and edge routing technologies; among others. We have also continued to purchase or license technology in order to bring a broad range of products to market in a timely fashion. If we believe that we are unable to enter a particular market in a timely manner with internally developed products, we may license technology from other businesses or acquire businesses as an alternative to internal R&D. All of our R&D costs have been expensed as incurred.

Sales and marketing expenses were $1.1 billion in the first quarter of fiscal 2003 and 2002, respectively. Sales and marketing expenses were primarily related to personnel expenses in our sales and marketing organizations, marketing and advertising investments, and general promotional and marketing program expenses.

G&A expenses in the first quarter of fiscal 2003 were $154 million, compared with $151 million in the first quarter of fiscal 2002. G&A expenses were primarily related to our investments in infrastructure and personnel expenses in support and administrative functions.

During the first quarter of fiscal 2003, we increased the restructuring liabilities related to the consolidation of excess facilities and other charges by $40 million due to changes in real estate market conditions. The increase in restructuring liabilities was recorded as R&D ($16 million), sales and marketing ($16 million), G&A ($4 million) expenses and cost of sales ($4 million) in the Consolidated Statements of Operations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Amortization of Purchased Intangible Assets

Amortization of purchased intangible assets included in operating expenses was $114 million in the first quarter of fiscal 2003, compared with $146 million in the first quarter of fiscal 2002. The decrease in the amortization of purchased intangible assets was primarily related to the accelerated amortization for certain technology and patent intangibles in the prior year period due to a reduction in their estimated useful lives which have now been fully amortized. For additional information regarding purchased intangible assets, see Note 3 to the Consolidated Financial Statements.

In-Process Research and Development

The methodology for allocating the purchase price to in-process research and development (“in-process R&D”) is determined through established valuation techniques in the high-technology communications equipment industry and expensed upon acquisition because technological feasibility has not been established and no future alternative uses exists. (See Note 3 to the Consolidated Financial Statements). The fair value of the existing purchased technology and patents, as well as the technology under development, is determined using the income approach, which discounts expected future cash flows to present value. The discount rates used in the present value calculations are typically derived from a weighted-average cost of capital analysis and venture capital surveys, adjusted upward to reflect additional risks inherent in the development life cycle. We consider the pricing model for products related to these acquisitions to be standard within the high-technology communications equipment industry. However, we do not expect to achieve a material amount of expense reductions as a result of integrating the acquired in-process technology. Therefore, the valuation assumptions do not include significant anticipated cost savings.

For acquisitions completed to date, the development of these technologies remains a significant risk due to the remaining efforts to achieve technical viability, rapidly changing customer markets, uncertain standards for new products, and significant competitive threats from several companies. The nature of the efforts to develop these technologies into commercially viable products consists principally of planning, designing, experimenting, and testing activities necessary to determine that the technologies can meet market expectations, including functionality and technical requirements. Failure to bring these products to market in a timely manner could result in a loss of market share or a lost opportunity to capitalize on emerging markets, and could have a material adverse impact on our business and operating results.

The key assumptions underlying the valuations for our purchase acquisitions primarily consist of an expected completion date for the in-process projects, estimated costs to complete the projects, revenue and expense projections assuming the products have entered the market, and discount rates based on the risks associated with the development life cycle of the in-process technology acquired. Failure to achieve the expected levels of revenue and net income from these products will negatively impact the return on investment expected at the time that the acquisitions were completed and may result in impairment charges. Actual results from the acquired companies to date did not have a material adverse impact on our business and operating results except for

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

certain purchase acquisitions where the purchased intangible assets were impaired and written down as reflected in the Consolidated Statements of Operations.

Interest Income

Interest income was $179 million in the first quarter of fiscal 2003, compared with $234 million in the first quarter of fiscal 2002. The decrease in interest income was primarily due to lower average interest rates.

Other Income (Loss), Net

Other income (loss) primarily consists of net realized gains (losses) and impairment charges on investments, as well as provision for losses on investments in privately held companies. Other income (loss) was ($475) million in the first quarter of fiscal 2003, compared with ($922) million in the first quarter of fiscal 2002. The net loss in the first quarter of fiscal 2003 and 2002 included a charge of $412 million and $858 million, pre-tax, related to the impairment of certain publicly traded equity securities. The impairment charges were due to the decline in the fair value of certain publicly traded equity investments below their cost basis that were judged to be other-than-temporary.

Provision for Income Taxes

The effective tax rate was 29.1% in the first quarter of fiscal 2003 and 21.9% for the first quarter of fiscal 2002. The effective tax rate differs from the statutory rate primarily due to the impact of nondeductible in-process R&D, acquisition-related costs, research and experimentation tax credits, state taxes, and the tax impact of non-U.S. operations.

Our future effective tax rates could be adversely affected by earnings being lower than anticipated in countries where we have lower statutory rates, changes in the valuation of our deferred tax assets or liabilities, or changes in tax laws or interpretations thereof. In addition, we are subject to the examination of our income tax returns by the Internal Revenue Service and other tax authorities. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes.

Liquidity and Capital Resources

The following sections discuss the effects of the changes in our balance sheets, cash flows, and commitments on our liquidity and capital resources.

Balance Sheet and Cash Flows

Cash and Cash Equivalents and Total Investments Cash and cash equivalents and total investments were $21.2 billion as of October 26, 2002, a decrease of $268 million or 1.2% from $21.5 billion at July 27, 2002. The decrease was primarily a result of cash used for the

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

repurchase of common stock of $1.1 billion and capital expenditures of $122 million. This was partially offset by cash provided by operating activities of $1.1 billion.

We expect that cash provided by operating activities may fluctuate in future periods as a result of a number of factors, including fluctuations in our operating results, shipment linearity, accounts receivable collections, inventory management, and the timing of tax and other payments. For additional discussion, see the Risk Factors section.

Accounts Receivable, Net Accounts receivable was $1.1 billion as of October 26, 2002 and July 27, 2002, respectively. Days sales outstanding (“DSO”) in receivables as of October 26, 2002 and July 27, 2002 were 21 days. Our accounts receivable and DSO was primarily impacted by shipment linearity and collections performance. Our targeted range for DSO performance continues to be 40 to 50 days.

Inventories, Net Inventories were $828 million as of October 26, 2002, a decrease of $52 million or 5.9% from $880 million at July 27, 2002. Inventories consist of raw materials, work in process, finished goods, and demonstration systems. Approximately 35.2% of our finished goods inventory was located at distributor sites. Inventory turns were 7.0 turns in the first quarter of fiscal 2003 and 7.1 turns in the fourth quarter of fiscal 2002. Inventory levels and the associated inventory turns reflect our ongoing inventory management efforts. Inventory management remains an area of focus as we balance the need to maintain strategic inventory levels to ensure competitive lead times against the risk of inventory obsolescence because of rapidly changing technology and customer requirements.

Commitments

Investment in Andiamo Systems, Inc. On August 19, 2002, we entered into a definitive agreement to acquire privately held Andiamo Systems, Inc. (“Andiamo”). The acquisition of Andiamo is expected to close in the third quarter of fiscal 2004 but no later than July 31, 2004.

Under the terms of the agreement, our common stock will be exchanged for all outstanding shares and options of Andiamo not owned by us at the closing of the acquisition. The amount of the purchase price for the remaining equity interests in Andiamo not then held by us is not determinable at this time, but will be based primarily upon a valuation of Andiamo to be determined by applying a multiple to the actual, annualized revenue generated from sales by our products attributable to Andiamo during a three-month period shortly preceding the closing. Under its agreements with Andiamo, we are the exclusive manufacturer and distributor of all Andiamo products. The multiple will be equal to our average market capitalization during a specified period divided by our annualized revenue for a three-month period prior to closing, subject to adjustment as follows: (i) if the multiple so calculated is less than 10, then the multiple to be used for purposes of determining the transaction price shall be the midpoint between 10 and the multiple so calculated; (ii) if the multiple so calculated is greater than 15, then the multiple to be used for purposes of determining the transaction price shall be the midpoint between 15 and

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

the multiple so calculated. There is no minimum purchase price, and the maximum purchase price is limited to approximately $2.5 billion in shares of Cisco common stock valued at the time of closing.

The acquisition has received the required approvals from both companies and is subject to various closing conditions and approvals, including stockholder approval by Andiamo.

As of October 26, 2002, we have made an $84 million investment in Andiamo in the form of convertible debt, which is convertible into approximately 44% of the equity in Andiamo, subject to certain terms and conditions. This investment in Andiamo has been expensed as research and development costs, as if such expenses constituted our development costs. Furthermore, we are also committed to provide additional funding to Andiamo in the form of non-convertible debt through the closing of the acquisition of approximately $100 million. We had not funded any of this additional amount as of October 26, 2002.

Purchase Commitments with Contract Manufacturers and Suppliers We use several contract manufacturers and suppliers to provide manufacturing services for our products. During the normal course of business, in order to reduce manufacturing lead times and ensure adequate component supply, we enter into agreements with certain contract manufacturers and suppliers that allow them to procure inventory based upon criteria as defined by us. As of October 26, 2002, the Company has purchase commitments for inventory of approximately $840 million, compared with $825 million as of July 27, 2002.

Other Commitments In fiscal 2001, we entered into an agreement to invest approximately $1.0 billion in venture funds managed by SOFTBANK Corp. and its affiliates (“SOFTBANK”). These venture funds are required to be funded upon demand by SOFTBANK. As of October 26, 2002, we have funded $100 million of this investment commitment.

We provide structured financing to certain qualified customers to be used for the purchase of equipment and other needs through our wholly-owned subsidiary, Cisco Systems Capital Corporation. As of October 26, 2002, the outstanding loan commitments were approximately $376 million, subject to the customers achieving certain financial covenants, of which approximately $190 million was eligible for draw down. These loan commitments may be funded over a two- to three-year period, provided that these customers achieve specific business milestones and financial covenants.

We have entered into several agreements to purchase or construct real estate, subject to the satisfaction of certain conditions. As of October 26, 2002, the total amount of commitments, if certain conditions are met, was approximately $410 million.

As of October 26, 2002, we have a commitment of approximately $130 million to purchase the remaining portion of the minority interest of Cisco Systems, K.K. (Japan).

We also have certain other funding commitments of approximately $150 million as of October 26, 2002 related to our privately held investments.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Stock Repurchase Program

In September 2001, the Board of Directors authorized a stock repurchase program to acquire outstanding common stock. Under the program, up to $3 billion of our common stock could be reacquired over two years. In August 2002, the Board of Directors increased our stock repurchase program by $5 billion to a total of $8 billion of our common stock available for repurchase through September 12, 2003.

During the first quarter of fiscal 2003, we repurchased and retired 88 million shares of common stock for an aggregate purchase price of approximately $1.1 billion. As of October 26, 2002, we have repurchased and retired 212 million shares of common stock for an aggregate purchase price of $2.9 billion and the remaining authorized amount for stock repurchases under this program was $5.1 billion.

Based on past performance and current expectations, we believe that our cash and cash equivalents, short-term investments, and cash generated from operations will satisfy our working capital needs, capital expenditures, investment requirements, stock repurchases, commitments (see Note 6 to the Consolidated Financial Statements), future customer financings, and other liquidity requirements associated with our existing operations through at least the next 12 months. In addition, there are no transactions, arrangements, and other relationships with unconsolidated entities or other persons that are reasonably likely to materially affect liquidity or the availability of our requirements for capital resources.

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

OUR OPERATING RESULTS MAY FLUCTUATE IN FUTURE PERIODS

Our operating results have been in the past, and will continue to be, subject to quarterly and annual fluctuations as a result of a number of factors. These factors include:

•	Fluctuations in demand for our products and services, such as has occurred in the last two years, especially with respect to Internet businesses and telecommunications service providers;

•	Changes in sales and implementation cycles for our products and the reduced visibility into our customers’ spending plans and associated revenue;

•	Our ability to maintain appropriate inventory levels and purchase commitments;

•	Price and product competition in the communications and networking industries which can change rapidly due to technological innovation;

•	The overall trend toward industry consolidation both among our competitors and our customers;

•	The introduction and market acceptance of new technologies and products, as well as the adoption of new networking standards;

•	Variations in sales channels, product costs, or mix of products sold;

•	The timing and size of orders from customers;

•	Manufacturing lead times;

•	Fluctuations in our gross margins;

•	Our ability to achieve targeted cost reductions;

•	The ability of our customers and suppliers to obtain financing or to fund capital expenditures;

•	The timing and amount of employer payroll tax to be paid on employees’ gains on stock options exercised;

•	Actual events, circumstances, outcomes, and amounts differing from judgments,

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

WE EXPECT GROSS MARGIN VARIABILITY OVER TIME

Although we have experienced increasing product gross margins, product gross margins may be adversely affected in the future by a number of factors, including but not limited to:

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

Changes in service gross margin may result from various factors such as the changes in mix between technical support services and advanced services, as well as the timing of technical support service contract initiations and renewals.

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

For example:

•	As we respond to demand from certain categories of customers to sell directly to them, we could risk alienating channel partners and adversely affecting our distribution model.

•	Because direct sales may compete with the sales made by channel partners, these channel partners may elect to use other suppliers that do not directly sell their own products.

•	Some of our system integrators may demand that we absorb a greater share of the risks that their customers may ask them to bear, affecting our gross margin.

•	Some of our channel partners may have insufficient financial resources and may not be able to withstand changes in business conditions, including the recent economic downturn. Revenues from indirect sales could suffer if our distributor’s financial condition or operations weaken.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

RISK FACTORS

•	Service provider customers may demand rigorous acceptance testing or prime contracting. As we develop more “solution” oriented products, enterprise customers may demand similar terms and conditions. Such terms and conditions can lower gross margin and defer revenue recognition.

We must manage inventory effectively, particularly with respect to sales to distributors. Distributors may increase orders during periods of product shortages, cancel orders if their inventory is too high, or delay orders in anticipation of new products. Distributors also may adjust their orders in response to the supply of our products and the products of our competitors that are available to the distributor and to seasonal fluctuations in end-user demand. If we have excess inventory, we may have to reduce our prices and write down inventory, which in turn could result in lower gross margins. Our two-tier distribution channels, in contrast to our one-tier distributors, are given privileges to return a portion of inventory and participate in various cooperative marketing programs. In addition, if sales through indirect channels increase, this may lead to greater difficulty in forecasting the mix of our products, and to a certain degree, the timing of orders from our customers. We recognize revenue to two-tier distributors based on a sell-through method utilizing information provided by our distributors and we also maintain accruals and allowances for all cooperative marketing and other programs.

SALES TO THE SERVICE PROVIDER MARKET ARE ESPECIALLY VOLATILE

Sales to the service provider market have been characterized by large and often sporadic purchases with longer sales cycles. We have experienced significant decreases in sales to service providers as market conditions have changed. Sales activity in this industry depends upon the stage of completion of expanding network infrastructures, the availability of funding, and the extent that service providers are affected by regulatory, economic, and business conditions in the country of operations. Continued declines or delays in sales orders from this industry could have a material adverse effect on our business, operating results, and financial condition, particularly as we continue to invest in development of new products aimed at this market segment. The slowdown in the general economy, over-capacity, changes in the service provider market, and the constraints on capital availability have had a material adverse effect on many of our service provider customers, with a number of such customers going out of business or substantially reducing their expansion plans. These conditions have had a material adverse effect on our business and operating results, and we expect that these conditions may continue for the foreseeable future. Finally, service provider customers typically have longer implementation cycles, require a broader range of service, including design services, demand that vendors take on a larger share of risks, often have acceptance provisions which can lead to a delay in revenue recognition and expect financing from vendors. All these factors can add further risk to business conducted with service providers.

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

Manufacturing capacity and component supply constraints could be significant issues for us. We use several contract manufacturers and suppliers to provide manufacturing services for our products. During the normal course of business, in order to reduce manufacturing lead times and ensure adequate component supply, we enter into agreements with certain contract manufacturers and suppliers that allow them to procure inventory based upon criteria as defined by us. If we fail to anticipate customer demand properly, an oversupply of parts could result in excess or obsolete components that could adversely affect our gross margins. For additional information regarding our purchase commitments, see Note 8, “Commitments and Contingencies”, on pages 38 to 40 of our 2002 Annual Report to Shareholders. A reduction or interruption in supply, a significant increase in the price of one or more components, a failure to adequately authorize procurement of inventory by our contract manufacturers, or a decrease in demand of products could materially adversely affect our business, operating results and financial condition and could materially damage customer relationships. Furthermore, as a result of binding price or purchase commitments with suppliers, we may be obligated to purchase components at prices

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

RISK FACTORS

that are higher than those available in the current market. In the event that we become committed to purchase components at prices in excess of the current market price when the components are actually utilized, our gross margins could decrease.

The fact that we do not own the bulk of our manufacturing facilities could have an adverse impact on the future products supply and on operating results. Financial problems of contract manufacturers on whom we rely, or reservation of capacity by other companies, inside or outside of our industry, could either limit supply or increase costs.

WE HAVE MANY SUBSTANTIAL COMPETITORS

We compete in the networking and communications equipment markets, providing products and services for transporting data, voice, and video traffic across intranets, extranets, and the Internet. The market is characterized by rapid change, converging technologies, and a migration to networking solutions that offer superior advantages. These market factors represent both an opportunity and a competitive threat to us. We compete with numerous vendors in each product category. The overall number of competitors providing niche product solutions may increase due to the market’s long-term attractive growth.

Our competitors include 3Com, Alcatel, Avaya, Avici, Check Point Software, Ciena, Dell, Ericsson, Enterasys, Extreme Networks, Foundry Networks, Fujitsu, Huawei, Juniper, Lucent, Marconi, NetScreen, Nokia, Nortel Networks, Redback Networks, Riverstone, Siemens AG, and Sycamore Networks, among others. Some of these companies compete across many of our product lines, while others are primarily focused in a specific product area. Barriers to entry are relatively low, and new ventures to create products that do or could compete with our products are regularly formed. In addition, several of our current and potential competitors may have greater resources, including technical and engineering resources, than we do.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

RISK FACTORS

     •     Market presence; and

     •     The ability to provide financing.

We also face competition from customers to whom we license or supply technology and suppliers from whom we transfer technology. The inherent nature of networking requires interoperability. As such, we must cooperate and at the same time compete with many companies. Our inability to effectively manage these complicated relationships with customers and suppliers, or the uncontrollable and unpredictable acts of others, could have a material adverse effect on our business, operating results, and financial condition and accordingly affect our chances of success.

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

A substantial portion of our business and revenue depends on growth of the Internet and on the deployment of our products by customers that depend on the continued growth of the Internet. As a result of the economic slowdown and the reduction in capital spending, which have particularly affected telecommunications service providers, spending on Internet infrastructure has declined, which has had a material adverse effect on our business. To the extent that the economic slowdown and reduction in capital spending continue to adversely affect spending on Internet infrastructure, we could continue to experience material adverse effects on our business, operating results, and financial condition.

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

WE EXPECT TO MAKE FUTURE ACQUISITIONS; ACQUISITIONS INVOLVE NUMEROUS RISKS

Our growth is dependent upon, market growth, our ability to enhance our existing products, and our ability to introduce new products on a timely basis. We have and will continue to address the need to develop new products through acquisitions of other companies and technologies, including the personnel such acquisitions may bring to us. Acquisitions involve numerous risks, including the following:

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

See also the discussion of risks related to new product development, which also applies to acquisitions, above under the risk factor entitled, “We depend upon the development of new products and enhancements to existing products and are subject to rapid changes in technology and the market”.

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

PRODUCT QUALITY PROBLEMS COULD LEAD TO REDUCED REVENUES AND GROSS MARGINS

We produce highly complex products that incorporate leading-edge technology, including both hardware and software. Software typically contains “bugs” which can unexpectedly interfere with expected operations. There can be no assurance that our pre-shipment testing programs will be adequate to detect all defects - either in individual products or which could affect numerous shipments - which might interfere with customer satisfaction, reduce sales opportunities, or affect gross margins if the cost of remedying the problems exceeded reserves established for that purpose. In the past, we have had to recall certain components. While the cost of such recalls was not material, there can be no assurance that such a recall, depending on the product involved, would not have a material impact. An inability to cure a product defect could result in the failure of a product line, and withdrawal, at least temporarily from a product or market segment, damage to our reputation, inventory costs, product reengineering expenses, and a material impact on revenues and margins.

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

WE ARE EXPOSED TO FLUCTUATIONS IN CURRENCY EXCHANGE RATES

Because a significant portion of our business is conducted outside the United States, we face exposure to adverse movements in non-U.S. currency exchange rates. These exposures may change over time as business practices evolve and could have a material adverse impact on our financial results and cash flows. Historically, our primary exposures have related to non-dollar-denominated sales in Japan, Canada, and Australia, and certain non-dollar-denominated operating expenses in Europe, Latin America, and Asia, where we sell primarily in U.S. dollars. Additionally, we have exposures to emerging market currencies, which can have extreme currency volatility. An increase in the value of the dollar could increase the real cost to our customers of our products in those markets outside the United States where we sell in dollars, and a weakened dollar could increase the cost of local operating expenses and procurement of raw materials to the extent we must purchase components in foreign currencies.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

RISK FACTORS

WE ARE EXPOSED TO THE CREDIT RISK OF SOME OF OUR CUSTOMERS AND TO CREDIT EXPOSURES IN WEAKENED MARKETS

Most of our sales are on an “open credit” basis, with payment terms of 30 days typically in the United States, and, because of local customs or conditions, longer in some markets outside the United States. We monitor individual customer payment capability in granting such open credit arrangements, seek to limit such open credit to amounts we believe the customers can pay, and maintain reserves we believe are adequate to cover exposure for doubtful accounts. Beyond our open credit arrangements, we have also experienced demands for customer financing and facilitation of leasing arrangements. We expect demand for customer financing to continue. We believe customer financing is a competitive factor in obtaining business, particularly in supplying customers involved in significant infrastructure projects. Our loan financing arrangements may include not only financing the acquisition of our products but also providing additional funds for other costs associated with network installation and integration of our products and for working capital purposes. We do not recognize revenue on such loan financing arrangements until cash payments are received.

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

We generally rely on patents, copyrights, trademarks, and trade secret laws to establish and maintain proprietary rights in our technology and products. While we have been issued a number of patents and other patent applications are currently pending, there can be no assurance, that any of these patents will not be challenged, invalidated, or circumvented, or that any rights granted

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

RISK FACTORS

under these patents will in fact provide competitive advantages to us. In addition, there can be no assurance that patents will be issued from pending applications, or that claims allowed on any future patents will be sufficiently broad to protect our technology. In addition, the laws of some foreign countries may not protect our proprietary rights to the same extent, as do the laws of the United States. If we are unable to protect our proprietary rights in a market we may find ourselves at a competitive disadvantage to others who do not have to incur the substantial expense, time and effort required to create the innovative products which have enabled us to be successful.

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

WE FACE CERTAIN LITIGATION RISKS

We are a party to lawsuits in the normal course of our business. Litigation can be expensive, lengthy, and disruptive to normal business operations. Moreover, the results of complex legal proceedings are difficult to predict. An unfavorable resolution of a particular lawsuit could have a material adverse effect on our business, operating results, or financial condition. For additional information regarding certain of the lawsuits in which we are involved, see Item 1, “Legal Proceedings”, contained in Part II of this Report.

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

WE ARE EXPOSED TO FLUCTUATIONS IN THE MARKET VALUES OF OUR PORTFOLIO INVESTMENTS AND IN INTEREST RATES

We maintain an investment portfolio of various holdings, types, and maturities. These securities are generally classified as available for sale and, consequently, are recorded on the Consolidated Balance Sheets at fair value with unrealized gains or losses reported as a separate component of accumulated other comprehensive income (loss), net of tax. Part of this portfolio includes equity investments in several publicly traded companies, the values of which are subject to market price volatility. Recent events have adversely affected the public equities market and general economic conditions may continue to worsen. As a result, we may recognize in earnings the decline in fair value of our publicly traded equity investments below the cost basis when the decline is judged to be other-than-temporary. For information regarding the sensitivity of and risks associated with the market value of portfolio investments and interest rates, refer to section titled “Quantitative and Qualitative Disclosures About Market Risk” included in our Annual Report on Form 10-K for the fiscal year ended July 27, 2002. Furthermore, our equity investments in both publicly traded companies and private companies are subject to risk of loss of investment capital. These investments are inherently risky as the market for the technologies or products they have under development are typically in the early stages and may never materialize. We could lose our entire investment in these companies.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We maintain an investment portfolio of various holdings, types, and maturities. These securities are generally classified as available for sale and, consequently, are recorded on the Consolidated Balance Sheets at fair value with unrealized gains or losses reported as a separate component of accumulated other comprehensive income (loss), net of tax. Part of this portfolio includes equity investments in several publicly traded companies, the values of which are subject to market price volatility. During the first quarter of fiscal 2003 and 2002, we recognized a charge of $412 million and $858 million, pre-tax, respectively, attributable to the impairment of certain publicly traded equity securities (see Note 7 to the Consolidated Financial Statements). The impairment charges were related to the decline in the fair value of certain publicly traded equity investments below their cost basis that were judged to be other-than-temporary.

At any time, a sharp rise in interest rates could have a material adverse impact on the fair value of our investment portfolio. Conversely, declines in interest rates could have a material impact on interest earnings for our investment portfolio. We do not currently hedge these interest rate exposures.

We have also invested in several privately held companies, many of which can still be considered in the start-up or development stages. These investments are inherently risky as the market for the technologies or products they have under development are typically in the early stages and may never materialize. We could lose our entire initial investment in these companies.

Readers are referred to pages 23 to 24 of the fiscal 2002 Annual Report to Shareholders for a more detailed discussion of quantitative and qualitative disclosures about market risk. The following analysis presents the hypothetical changes in fair value of public equity investments that are sensitive to changes in the stock market (in millions):

	Valuation of Securities				Valuation of Securities
	Given X% Decrease			Fair Value	Given X% Increase
	in Each Stock's Price			as of	in Each Stock's Price
				October 26,
	(75%)	(50%)	(25%)	2002	25%	50%	75%

Corporate equities	$115	$229	$344	$458	$573	$687	$802

Our equity portfolio consists of securities with characteristics that most closely match the S&P Index or companies traded on the Nasdaq National Market. These equity securities are held for purposes other than trading. The modeling technique used measures the hypothetical change in fair values arising from selected hypothetical changes in each stock’s price. Stock price fluctuations of plus or minus 25%, 50%, and 75% were selected based on the probability of their occurrence and are representative of the historical movements in the Nasdaq Composite Index.

Item 4. Controls and Procedures

a.	Evaluation of disclosure controls and procedures. Based on their evaluation as of a date within 90 days of the filing date of this Report, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934 (the “Exchange Act”)) are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

b.	Changes in internal controls. There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

In addition, beginning on April 23, 2001, a number of purported shareholder derivative lawsuits were filed in the Superior Court of California, County of Santa Clara and in the Superior Court of California, County of San Mateo. There is a procedure in place for the coordination of such actions. Two purported derivative suits have also been filed in the United States District Court for the Northern District of California, and those federal court actions have been consolidated. The complaints in the various derivative actions include claims for breach of fiduciary duty, waste of corporate assets, mismanagement, unjust enrichment, and violations of the California Corporations Code; seek compensatory and other damages, disgorgement, and other relief; and are based on essentially the same allegations as the class actions.

\

Item 2. Changes in Securities and Use of Proceeds

During the quarter ended October 26, 2002, the Company issued an aggregate of 2,716,241 shares and 9,094,039 shares of its common stock in connection with the acquisitions of AuroraNetics, Inc. and AYR Networks, Inc, respectively. The offer and sale of the securities were effected without registration in reliance on the exemption afforded by section 3(a)(10) of the Securities Act of 1933, as amended. The issuances were approved, after a hearing upon the fairness of the terms and conditions of the transaction, by the California Department of Corporations under authority to grant such approval as expressly authorized by the laws of the State of California.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

The following documents are filed as Exhibits to this Report:

99.1 Certification of Principal Executive Officer

99.2 Certification of Principal Financial Officer

(b)	Reports on Form 8-K

The Company filed five reports on Form 8-K during the quarter ended October 26, 2002. Information regarding each item reported on is as follows:

Date	Item Reported On

October 23, 2002	On October 22, 2002, the Company announced that it had entered into a definitive agreement to acquire Psionic Software, Inc.

October 11, 2002	On October 10, 2002, the Company completed the acquisition of AYR Networks, Inc.

September 18, 2002	On September 18, 2002, the Company announced that it had submitted to the SEC the Statements under Oath of Principal Executive Officer and Principal Financial Officer in accordance with the SEC’s order dated June 27, 2002.

August 20, 2002	On August 19, 2002, the Company announced that it had entered into a definitive agreement to acquire Andiamo Systems, Inc.

August 5, 2002	On July 25, 2002, the Company announced that it had entered into a definitive agreement to acquire AYR Networks, Inc.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Cisco Systems, Inc.

Date: November 20, 2002	By /s/ Larry R. Carter Larry R. Carter, Senior Vice President, Finance and Administration, Chief Financial Officer and Secretary

CHIEF EXECUTIVE OFFICER CERTIFICATION

I, John T. Chambers, President and Chief Executive Officer of Cisco Systems, Inc., certify that:

1. I have reviewed this Quarterly Report on Form 10-Q of Cisco Systems, Inc. (the “Registrant”);

2. Based on my knowledge, this Quarterly Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Quarterly Report;

3. Based on my knowledge, the financial statements, and other financial information included in this Quarterly Report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this Quarterly Report;

4. The Registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Quarterly Report is being prepared;

b) evaluated the effectiveness of the Registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this Quarterly Report (the “Evaluation Date”); and

c) presented in this Quarterly Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The Registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant’s auditors and the audit committee of Registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant’s ability to record, process, summarize and report financial data and have identified for the Registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant’s internal controls; and

6. The Registrant’s other certifying officers and I have indicated in this Quarterly Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 20, 2002

/s/ John T. Chambers John T. Chambers President and Chief Executive Officer (Principal Executive Officer)

CHIEF FINANCIAL OFFICER CERTIFICATION

I, Larry R. Carter, Senior Vice President, Finance and Administration, Chief Financial Officer and Secretary of Cisco Systems, Inc., certify that:

1. I have reviewed this Quarterly Report on Form 10-Q of Cisco Systems, Inc. (the “Registrant”);

2. Based on my knowledge, this Quarterly Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Quarterly Report;

3. Based on my knowledge, the financial statements, and other financial information included in this Quarterly Report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this Quarterly Report;

4. The Registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Quarterly Report is being prepared;

b) evaluated the effectiveness of the Registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this Quarterly Report (the “Evaluation Date”); and

c) presented in this Quarterly Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The Registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant’s auditors and the audit committee of Registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant’s ability to record, process, summarize and report financial data and have identified for the Registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant’s internal controls; and

6. The Registrant’s other certifying officers and I have indicated in this Quarterly Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 20, 2002

/s/ Larry R. Carter Larry R. Carter Senior Vice President, Finance and Administration, Chief Financial Officer and Secretary (Principal Financial Officer)

EXHIBIT INDEX

EXHIBIT NO.

99.1	Certification of Principal Executive Officer
99.2	Certification of Principal Financial Officer