Form 10-Q
period 2003-01-25
CISCO SYSTEMS INC
filed 2003-02-24
CIK 858877

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 25, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

YES ☒	NO ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

YES ☐	NO ☒

As of February 19, 2003, 7,111,864,780 shares of the Registrant’s common stock were outstanding.

Cisco Systems, Inc.

FORM 10-Q for the Quarter Ended January 25, 2003

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Cisco Systems, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per-share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended

	January 25,	January 26,	January 25,	January 26,
	2003	2002	2003	2002

NET SALES:
Product	$3,891	$4,022	$7,904	$7,678
Services	822	794	1,654	1,586

Total net sales	4,713	4,816	9,558	9,264

COST OF SALES:
Product	1,144	1,593	2,381	3,093
Services	252	253	502	509

Total cost of sales	1,396	1,846	2,883	3,602

GROSS MARGIN	3,317	2,970	6,675	5,662
OPERATING EXPENSES:
Research and development	826	862	1,650	1,779
Sales and marketing	975	1,071	2,073	2,167
General and administrative	174	148	328	299
Amortization of purchased intangible assets	78	136	192	282
In-process research and development	—	—	—	37

Total operating expenses	2,053	2,217	4,243	4,564

OPERATING INCOME	1,264	753	2,432	1,098
Interest income	174	233	353	467
Other loss, net	(51)	(54)	(526)	(976)

INCOME BEFORE PROVISION FOR INCOME TAXES	1,387	932	2,259	589
Provision for income taxes	396	272	650	197

NET INCOME	$991	$660	$1,609	$392

Net income per share—basic	$0.14	$0.09	$0.22	$0.05

Net income per share—diluted	$0.14	$0.09	$0.22	$0.05

Shares used in per-share calculation—basic	7,187	7,311	7,217	7,309

Shares used in per-share calculation—diluted	7,286	7,496	7,307	7,480

See Notes to Consolidated Financial Statements

Cisco Systems, Inc.
CONSOLIDATED BALANCE SHEETS
(In millions, except par value)
(Unaudited)

	January 25,	July 27,
	2003	2002

ASSETS
Current assets:
Cash and cash equivalents	$5,013	$9,484
Short-term investments	4,523	3,172
Accounts receivable, net of allowance for doubtful accounts
of $317 at January 25, 2003 and $335 at July 27, 2002	1,107	1,105
Inventories	775	880
Deferred tax assets	2,116	2,030
Lease receivables, net	175	239
Prepaid expenses and other current assets	580	523

Total current assets	14,289	17,433
Investments	11,661	8,800
Property and equipment, net	3,890	4,102
Goodwill	3,717	3,565
Purchased intangible assets, net	606	797
Lease receivables, net	42	39
Other assets	3,141	3,059

TOTAL ASSETS	$37,346	$37,795

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$518	$470
Income taxes payable	773	579
Accrued compensation	1,251	1,365
Deferred revenue	2,920	3,143
Other accrued liabilities	2,280	2,496
Restructuring liabilities	322	322

Total current liabilities	8,064	8,375
Deferred revenue	817	749

Total liabilities	8,881	9,124

Commitments and contingencies (Note 6)
Minority interest	10	15
Shareholders’ equity:
Preferred stock, no par value: 5 shares authorized;
none issued and outstanding	—	—
Common stock and additional paid-in capital, $0.001 par value:
20,000 shares authorized; 7,150 and 7,303 shares issued and
outstanding at January 25, 2003 and July 27, 2002, respectively	20,814	20,950
Retained earnings	7,346	7,733
Accumulated other comprehensive income (loss)	295	(27)

Total shareholders’ equity	28,455	28,656

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$37,346	$37,795

See Notes to Consolidated Financial Statements

Cisco Systems, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Six Months Ended

	January 25,	January 26,
	2003	2002

Cash flows from operating activities:
Net income	$1,609	$392
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	783	935
Provision for doubtful accounts	76	60
Provision for (benefit from) inventory	10	(3)
Deferred income taxes	(103)	(445)
Tax benefits from employee stock option plans	11	49
In-process research and development	—	25
Net (gains) losses on investments and provision for losses	509	1,014
Change in operating assets and liabilities:
Accounts receivable	(78)	256
Inventories	98	570
Prepaid expenses and other current assets	(55)	15
Accounts payable	48	(273)
Income taxes payable	(79)	35
Accrued compensation	(114)	356
Deferred revenue	(155)	623
Other accrued liabilities	(134)	(110)
Restructuring liabilities	—	(108)

Net cash provided by operating activities	2,426	3,391

Cash flows from investing activities:
Purchases of short-term investments	(4,312)	(2,762)
Proceeds from sales and maturities of short-term investments	3,877	3,173
Purchases of investments	(8,356)	(8,441)
Proceeds from sales and maturities of investments	4,519	5,680
Purchases of restricted investments	—	(61)
Proceeds from sales and maturities of restricted investments	—	191
Acquisition of property and equipment	(341)	(482)
Acquisition of businesses, net of cash and cash equivalents	2	14
Change in lease receivables, net	61	202
Purchases of investments in privately held companies	(88)	(37)
Lease deposits	—	(73)
Purchase of minority interest of Cisco Systems, K.K. (Japan)	(59)	(65)
Other	108	(43)

Net cash used in investing activities	(4,589)	(2,704)

Cash flows from financing activities:
Issuance of common stock	231	384
Repurchase of common stock	(2,552)	(601)
Other	13	(6)

Net cash used in financing activities	(2,308)	(223)

Net (decrease) increase in cash and cash equivalents	(4,471)	464
Cash and cash equivalents, beginning of period	9,484	4,873

Cash and cash equivalents, end of period	$5,013	$5,337

See Notes to Consolidated Financial Statements

Cisco Systems, Inc.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In millions)
(Unaudited)

		Common Stock		Accumulated
		and		Other	Total
Six Months	Shares of	Additional	Retained	Comprehensive	Shareholders'
Ended January 26, 2002	Common Stock	Paid-In Capital	Earnings	Income (Loss)	Equity

BALANCE AT JULY 28, 2001	7,324	$20,051	$7,344	$(275)	$27,120
Net income	—	—	392	—	392
Change in unrealized gains and losses
on investments, net of tax	—	—	—	581	581
Other	—	—	—	(12)	(12)

Comprehensive income	—	—	—	—	961

Issuance of common stock	43	384	—	—	384
Repurchase of common stock	(40)	(111)	(490)	—	(601)
Tax benefits from employee stock
option plans	—	49	—	—	49
Purchase acquisitions	8	128	—	—	128
Amortization of deferred stock-based
compensation	—	102	—	—	102

BALANCE AT JANUARY 26, 2002	7,335	$20,603	$7,246	$294	$28,143

		Common Stock		Accumulated
		and		Other	Total
Six Months	Shares of	Additional	Retained	Comprehensive	Shareholders'
Ended January 25, 2003	Common Stock	Paid-In Capital	Earnings	Income (Loss)	Equity

BALANCE AT JULY 27, 2002	7,303	$20,950	$7,733	$(27)	$28,656
Net income	—	—	1,609	—	1,609
Change in unrealized gains and losses
on investments, net of tax	—	—	—	300	300
Other	—	—	—	22	22

Comprehensive income	—	—	—	—	1,931

Issuance of common stock	28	231	—	—	231
Repurchase of common stock	(193)	(556)	(1,996)	—	(2,552)
Tax benefits from employee stock
option plans	—	11	—	—	11
Purchase acquisitions	12	100	—	—	100
Amortization of deferred stock-based
compensation	—	78	—	—	78

BALANCE AT JANUARY 25, 2003	7,150	$20,814	$7,346	$295	$28,455

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

2. Summary of Significant Accounting Policies

Fiscal Year

The Company’s fiscal year is the 52- or 53-week period ending on the last Saturday in July. Fiscal 2003 and 2002 are 52-week fiscal years.

Basis of Presentation

The accompanying financial data as of January 25, 2003 and for the three and six months ended January 25, 2003 and January 26, 2002 has been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The July 27, 2002 Consolidated Balance Sheet was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and the notes thereto included in the Company’s Annual Report on Form 10-K, as amended, for the fiscal year ended July 27, 2002.

In the opinion of management, all adjustments (which include normal recurring adjustments except as disclosed herein) necessary to present a fair statement of financial position as of January 25, 2003, results of operations, cash flows and shareholders’ equity for the three and six months ended January 25, 2003 and January 26, 2002, as applicable, have been made. The results of operations for the three and six months ended January 25, 2003 are not necessarily indicative of the operating results for the full fiscal year or any future periods.

Employee Stock Options

The Company accounts for stock-based awards to employees and directors using the intrinsic value method of accounting in accordance with Accounting Principles Board Opinion No. 25 “Accounting for Stock Issued to Employees” (“APB 25”). Under the intrinsic value method,

Cisco Systems, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

because the exercise price of the Company’s employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized in the Company’s Consolidated Statements of Operations.

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

Recent Accounting Pronouncements

Costs Associated with Exit or Disposal Activities

Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”), was issued in June 2002. SFAS 146 requires that a liability for costs associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred. SFAS 146 is effective for exit or disposal activities that were initiated after December 31, 2002. The adoption of SFAS 146 did not have a material impact on the Company’s operating results or financial position.

Guarantor’s Accounting and Disclosure Requirements for Guarantees

Financial Accounting Standards Board Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”), was issued in November 2002. FIN 45 requires that upon issuance of a guarantee, the guarantor must disclose and recognize a liability for the fair value of the obligation it assumes under that guarantee. The initial recognition and measurement requirement of FIN 45 is effective for guarantees issued or modified after December 31, 2002. As of January 25, 2003, the Company’s guarantees that were issued or modified after December 31, 2002 were not material. The disclosure requirements of FIN 45 are effective for interim and annual periods ending after December 15, 2002, and are applicable to the Company’s product warranty liability and certain guarantees issued before December 31, 2002. As of January 25, 2003 and July 27, 2002, the Company’s product warranty liability was $240 million and $242 million, respectively (See Note 6 to the Consolidated Financial Statements.) The Company’s guarantees issued before December 31, 2002, which would have been disclosed in accordance with the disclosure requirements of FIN 45, were not material.

Cisco Systems, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Consolidation of Variable Interest Entities

Financial Accounting Standards Board Interpretation No.46, “Consolidation of Variable Interest Entities” (“FIN 46”), was issued in January 2003. FIN 46 requires that if an entity has a controlling financial interest in a variable interest entity, the assets, liabilities and results of activities of the variable interest entity should be included in the consolidated financial statements of the entity. FIN 46 requires that its provisions are effective immediately for all arrangements entered into after January 31, 2003. The Company does not have any variable interest entities created after January 31, 2003. For those arrangements entered into prior to January 31, 2003, the FIN 46 provisions are required to be adopted at the beginning of the first interim or annual period beginning after June 15, 2003.

The Company is evaluating its debt investment in Andiamo Systems, Inc. (“Andiamo”), which may be considered to be a variable interest entity under FIN 46. As a result, the Company may be required to consolidate Andiamo in its consolidated financial statements beginning in the first quarter of the Company’s fiscal 2004. The Company has expensed its entire investment in Andiamo as research and development costs, as if such expenses constituted the development costs of the Company. Such costs recorded by the Company are in excess of the operating losses recognized by Andiamo in its financial statements from inception to date. Such costs do not consider the impact of any potential non-cash stock compensation charges as the Financial Accounting Standards Board is currently addressing the accounting and reporting requirements related to this specific consideration. Excluding these potential non-cash stock compensation charges, the impact of consolidation will not materially affect the Company’s financial results.

The nature of Cisco’s debt investment in Andiamo and other related disclosures is included in Note 6 to the Consolidated Financial Statements.

Accounting for Stock-Based Compensation

Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure an Amendment of FASB Statement No. 123” (“SFAS 148”), was issued in December 2002. SFAS 148 amends SFAS 123 to provide alternative methods of transition for a voluntary change to the fair value-based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require more prominent disclosures in both annual and interim financial statements regarding the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The alternative methods of transition of SFAS 148 are effective for fiscal years ending after December 15, 2002. The disclosure provision of SFAS 148 is effective for interim periods beginning after December 15, 2002. The Company follows APB 25 in accounting for its employee stock options. The Company does not expect the adoption of SFAS 148 to have a material impact on its operating results or financial position.

Cisco Systems, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Reclassifications

Certain reclassifications have been made to prior period balances in order to conform to the current period presentation.

3. Business Combinations

During the first quarter of fiscal 2003, the Company completed the acquisition of AYR Networks, Inc. to augment the continued evolution of Cisco IOS® Software, the network systems software for the Company’s routing and switching platforms. During the second quarter of fiscal 2003, the Company completed the acquisition of Psionic Software, Inc. to complement its continued development of network security software in the vulnerability assessment and management security services areas. A summary of the purchase acquisitions completed in the first six months of fiscal 2003 is summarized as follows (in millions):

		Consideration			Purchased
		Including Assumed	In-Process		Intangible
Acquired Company	Shares Issued	Liabilities	R&D Expense	Goodwill	Assets

AYR Networks, Inc.	9	$97	$—	$59	$—
Psionic Software, Inc.	1	13	—	8	5

Total	10	$110	$—	$67	$5

The purchase prices of both acquisitions were also allocated to tangible assets and deferred stock-based compensation.

As of January 25, 2003 and July 27, 2002, the Company’s total remaining unamortized deferred stock-based compensation was $129 million and $182 million, respectively, and was reflected as a debit to additional paid-in capital in the Consolidated Statements of Shareholders’ Equity for all acquisitions to date. Deferred stock-based compensation represents the intrinsic value of the unvested portion of the restricted shares exchanged or options assumed and is amortized as compensation cost over the remaining future vesting period of the restricted shares exchanged or stock options assumed of each acquired company. In the first six months of fiscal 2003, the additional deferred stock-based compensation net of canceled unvested options was $25 million. In addition, in the first six months of fiscal 2003, the amortization of deferred stock-based compensation was $78 million.

The Company’s methodology for allocating the purchase price to in-process research and development (“in-process R&D”) is determined through established valuation techniques in the high-technology communications equipment industry and expensed upon acquisition because technological feasibility has not been established and no future alternative uses exist. Total in-process R&D expense for the first six months of fiscal 2003 and 2002 was $0 and $37 million, respectively. The in-process R&D expense that was attributable to stock consideration for the first six months of fiscal 2002 was $25 million.

Cisco Systems, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The Consolidated Financial Statements include the operating results of each business from the date of acquisition. Pro forma results of operations have not been presented because the effects of these acquisitions were not material on either an individual or aggregate basis to the Company’s results.

During the first six months of fiscal 2003, the Company issued approximately 2.7 million shares of common stock with a value of $39 million to the former shareholders of AuroraNetics, Inc. as a result of the achievement of certain agreed-upon milestones. Such amounts were allocated to goodwill and deferred stock-based compensation totaling $31 million and $8 million, respectively. The Company may also be required to issue up to an additional 2.7 million shares of common stock to such former shareholders under the terms of the definitive acquisition agreement if certain other agreed-upon milestones are achieved.

The following tables present details of the Company’s total purchased intangible assets (in millions):

		Accumulated
January 25, 2003	Gross	Amortization	Net

Technology	$737	$(373)	$364
Technology licenses	523	(382)	141
Patents	115	(58)	57
Other	135	(91)	44

Total	$1,510	$(904)	$606

		Accumulated
July 27, 2002	Gross	Amortization	Net

Technology	$893	$(429)	$464
Technology licenses	523	(323)	200
Patents	128	(54)	74
Other	135	(76)	59

Total	$1,679	$(882)	$797

Cisco Systems, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The estimated future amortization expense of purchased intangible assets as of January 25, 2003 is as follows (in millions):

Fiscal Year:	Amount

2003 (remaining six months)	$164
2004	236
2005	156
2006	49
2007	1

Total	$606

The following table presents the changes in goodwill allocated to the Company’s reportable segments during the first six months of fiscal 2003 (in millions):

	Balance at		Balance at
	July 27,		January 25,
	2002	Acquired	2003

Americas	$2,335	$44	$2,379
EMEA	593	31	624
Asia Pacific	140	12	152
Japan	497	65	562

Total	$3,565	$152	$3,717

In the first six months of fiscal 2003, the Company purchased a portion of the minority interest of Cisco Systems, K.K. (Japan). As a result, the Company increased its ownership from 92.4% to 94.8% of the voting rights of Cisco Systems, K.K. (Japan) and recorded goodwill of $54 million.

Cisco Systems, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

4. Restructuring Costs and Other Special Charges

On April 16, 2001, the Company announced a restructuring program, which included a worldwide workforce reduction, consolidation of excess facilities, and restructuring of certain business functions. The following table summarizes the activity related to the liability for restructuring costs and other special charges as of January 25, 2003 (in millions):

		Consolidation of	Impairment of
		Excess Facilities	Goodwill
	Workforce	and	and Purchased
	Reduction	Other Charges (3)	Intangible Assets	Total

Initial charge in third quarter of fiscal 2001	$397	$484	$289	$1,170
Noncash charges	(71)	(141)	(289)	(501)
Cash payments	(265)	(18)	—	(283)

Balance at July 28, 2001	61	325	—	386
Adjustments (1)	(35)	128	—	93
Cash payments	(26)	(131)	—	(157)

Balance at July 27, 2002	—	322	—	322
Adjustments (2)	—	(40)	—	(40)
Cash payments	—	40	—	40

Balance at January 25, 2003	$—	$322	$—	$322

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

Note 2: During the first six months of fiscal 2003, the Company increased the restructuring liabilities related to the consolidation of excess facilities and other charges by $40 million, which was recorded during the first quarter of fiscal 2003, due to changes in real estate market conditions. The increase in restructuring liabilities was recorded as research and development ($16 million), sales and marketing ($16 million), general and administrative ($4 million) expenses and cost of sales ($4 million) in the Consolidated Statements of Operations.

Note 3: Amounts related to the net lease expense due to the consolidation of excess facilities will be paid over the respective lease terms through fiscal 2010.

Cisco Systems, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

5. Balance Sheet Details

The following tables provide details of selected balance sheet items (in millions):

	January 25,	July 27,
	2003	2002

Inventories:
Raw materials	$50	$38
Work in process	252	297
Finished goods	434	490
Demonstration systems	39	55

Total	$775	$880

Property and equipment, net:
Land, buildings, and leasehold improvements	$3,364	$3,352
Computer equipment and related software	1,097	1,021
Production, engineering, and other equipment	2,206	2,061
Operating lease assets	539	505
Furniture and fixtures	360	366

	7,566	7,305
Less, accumulated depreciation and amortization	(3,676)	(3,203)

Total	$3,890	$4,102

Other assets:
Deferred tax assets	$1,488	$1,663
Investments in privately held companies	515	477
Income tax receivable	727	392
Structured loans, net	38	61
Other	373	466

Total	$3,141	$3,059

Deferred revenue:
Services	$2,315	$2,207
Product	1,422	1,685

Total	3,737	3,892
Less, current portion	(2,920)	(3,143)

Non-current deferred revenue	$817	$749

Cisco Systems, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

6. Commitments and Contingencies

Leases

The Company leases office space in several U.S. locations, as well as locations elsewhere in the Americas International; Europe, the Middle East, and Africa (“EMEA”); Asia Pacific; and Japan. Future annual minimum lease payments under all noncancelable operating leases with an initial term in excess of one year as of January 25, 2003 were as follows (in millions):

Fiscal Year:	Amount

2003 (remaining six months)	$144
2004	264
2005	225
2006	173
2007	137
Thereafter	755

Total	$1,698

Product Warranties

The Company accrues for warranty costs based on historical trends in product failure rates and the expected material and labor costs to provide warranty services. The majority of products sold are generally covered by a warranty for periods ranging from 90 days to one year. The following table summarizes the activity related to the product warranty liability during the six month period ended January 25, 2003 (in millions):

Amount

Balance at July 27, 2002	$242
Accrual for warranties issued during the period	184
Payments	(186)

Balance at January 25, 2003	$240

Derivative Instruments

The Company conducts business on a global basis in several currencies. As such, it is exposed to adverse movements in foreign currency exchange rates. The Company enters into foreign exchange forward contracts to minimize the short-term impact of foreign currency fluctuations on certain foreign currency receivables, investments, and payables. The gains and losses on the

Cisco Systems, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

The Company periodically hedges foreign currency forecasted transactions related to certain operating expenses with currency options. These transactions are designated as cash flow hedges. The effective portion of the derivative’s gain or loss is initially reported as a component of accumulated other comprehensive income (loss) and subsequently reclassified into earnings when the hedged exposure affects earnings. The ineffective portion of the gain or loss is reported in earnings immediately. These currency option contracts generally have maturities of less than one year. The Company does not purchase currency options for trading purposes. Foreign exchange forward and option contracts as of January 25, 2003 are summarized as follows (in millions):

	Notional	Fair
	Amount	Value

Forward contracts:
Purchased	$634	$(1)
Sold	$549	$(8)
Option contracts:
Purchased	$313	$28
Sold	$285	$—

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

Cisco Systems, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

Investment in Andiamo Systems, Inc.

On August 19, 2002, Cisco entered into a definitive agreement to acquire privately held Andiamo. The acquisition of Andiamo is expected to close in the third quarter of fiscal 2004, but no later than July 31, 2004.

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

Cisco Systems, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

As of January 25, 2003, Cisco has made an $84 million investment in Andiamo in the form of convertible debt, which is convertible into approximately 44% of the equity in Andiamo, subject to certain terms and conditions. Furthermore, Cisco is also committed to provide additional funding to Andiamo in the form of non-convertible debt through the closing of the acquisition of approximately $100 million. As of January 25, 2003, the Company has funded $20 million of this non-convertible debt. The entire investment in Andiamo has been expensed as research and development costs, as if such expenses constituted the development costs of the Company.

Purchase Commitments with Contract Manufacturers and Suppliers

The Company uses several contract manufacturers and suppliers to provide manufacturing services for its products. During the normal course of business, in order to reduce manufacturing lead times and ensure adequate component supply, the Company enters into agreements with certain contract manufacturers and suppliers that allow them to procure inventory based upon criteria as defined by the Company. As of January 25, 2003, the Company has purchase commitments for inventory of approximately $730 million, compared with $825 million as of July 27, 2002.

Other Commitments

In fiscal 2001, the Company entered into an agreement to invest approximately $1.0 billion in venture funds managed by SOFTBANK Corp. and its affiliates (“SOFTBANK”). These venture funds are required to be funded upon demand by SOFTBANK. As of January 25, 2003, the Company has funded $174 million of this investment commitment, compared with $100 million as of July 27, 2002.

The Company provides structured financing to certain qualified customers to be used for the purchase of equipment and other needs through its wholly owned subsidiary, Cisco Systems Capital Corporation. As of January 25, 2003, the outstanding loan commitments were approximately $120 million, subject to the customer satisfying certain financial covenants, of which approximately $60 million was eligible for draw down. As of July 27, 2002, the outstanding loan commitments were approximately $948 million, of which approximately $209 million was eligible for draw down. These loan commitments may be funded over a two- to three-year period provided that these customers achieve specific business milestones and satisfy certain financial covenants.

Cisco Systems, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The Company has entered into several agreements to purchase or develop real estate, subject to the satisfaction of certain conditions. As of January 25, 2003, the total amount of commitments, if certain conditions are met, was approximately $355 million, compared with $491 million as of July 27, 2002.

As of January 25, 2003, the Company has a commitment of approximately $130 million to purchase the remaining portion of the minority interest of Cisco Systems, K.K. (Japan), compared with $190 million as of July 27, 2002.

The Company also has certain other funding commitments of approximately $130 million as of January 25, 2003 related to its privately held investments, compared with $152 million as of July 27, 2002.

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

During the first six months of fiscal 2003, the Company repurchased and retired 193 million shares of Cisco common stock for an aggregate purchase price of $2.6 billion. As of January 25, 2003, the Company has repurchased and retired 317 million shares of Cisco common stock for an aggregate purchase price of $4.4 billion since inception of the program and the remaining authorized amount for stock repurchases under this program was $3.6 billion.

Comprehensive Income

The components of comprehensive income, net of tax, are as follows (in millions):

	Three Months Ended		Six Months Ended

	January 25,	January 26,	January 25,	January 26,
	2003	2002	2003	2002

Net income	$991	$660	$1,609	$392
Other comprehensive income:
Change in unrealized gains and losses on investments, net of tax	106	26	300	581
Other	45	(10)	22	(12)

Total	$1,142	$676	$1,931	$961

Cisco Systems, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The change in net unrealized gains and losses on investments of $300 million and $581 million, net of tax, during the first six months of fiscal 2003 and 2002, respectively, was primarily due to the effects of the recognition of charges in the Consolidated Statements of Operations of $412 million and $858 million, pre-tax, respectively, attributable to the impairment of certain publicly traded equity securities during the first quarter periods. The impairment charges were related to the decline in the fair value of certain publicly traded equity investments below their cost basis that were judged to be other-than-temporary.

8. Employee Stock Option Plans

Stock Option Program Description

The Company has two plans under which it grants options: the 1996 Stock Incentive Plan (the “1996 Plan”) and the 1997 Supplemental Stock Incentive Plan (the “Supplemental Plan”).

Stock option grants are designed to reward employees for their long-term contributions to the Company and provide incentives for them to remain with the Company. The number and frequency of stock option grants are based on competitive practices, operating results of the Company and government regulations. Since the inception of the 1996 Plan, the Company has granted options to all of its employees and the majority has been granted to employees below the vice president level. No options have been granted to directors or executive officers under the Supplemental Plan.

Distribution and Dilutive Effect of Options

The following table illustrates the grant dilution and exercise dilution (in millions, except percentages):

	Six Months	Fiscal Year
	Ended	Ended
	January 25, 2003	July 27, 2002

Shares of common stock outstanding	7,150	7,303

Granted and assumed	99	282
Canceled	(29)	(82)

Net options granted	70	200

Grant dilution (1)	1.0%	2.7%

Exercised	18	54
Exercise dilution (2)	0.3%	0.7%

Note 1: The percentage for grant dilution is computed based on options granted and assumed less options canceled as a percentage of total outstanding shares of common stock.

Cisco Systems, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

	Six Months	Fiscal Year
	Ended	Ended
	January 25, 2003	July 27, 2002

Options granted to the Named Executive Officers	1 million	10 million

Options granted to the Named Executive Officers as a % of net options granted	1.4%	5.0%

Options granted to the Named Executive Officers as a % of outstanding shares	0.01%	0.1%

Cumulative options held by Named Executive Officers as a % of total options outstanding	4.5%	4.6%

Basic and diluted shares outstanding for the quarter ended January 25, 2003 were 7.2 billion shares and 7.3 billion shares, respectively. Diluted shares outstanding include the dilutive impact of in-the-money options, which is calculated based on the average share price for each fiscal period using the treasury stock method. Under the treasury stock method, the tax-effected proceeds that would be hypothetically received from the exercise of all in-the-money options are assumed to be used to repurchase shares. In the first six months of fiscal 2003, the dilutive impact of in-the-money employee stock options was approximately 84 million shares or 1.2% of the average basic shares outstanding based on Cisco’s average share price of $12.92.

The maximum number of shares issuable over the term of the 1996 Plan is limited to 2.5 billion shares. The share reserve was increased pursuant to the automatic share increases effected annually beginning in December 1996 and expired in December 2001. The share reserve had automatically increased on the first trading day of each December by an amount equal to 4.75% of the outstanding shares on the last trading day of the immediately preceding November.

Cisco Systems, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

General Option Information

A summary of option activity follows (in millions, except per-share amounts):

		Options Outstanding

	Options		Weighted-Average
	Available	Number	Exercise Price
	for Grant	Outstanding	per Share

BALANCE AT JULY 28, 2001	522	1,060	29.41
Granted and assumed	(282)	282	17.72
Exercised	—	(54)	6.99
Canceled	82	(82)	36.94
Additional shares reserved	342	—	—

BALANCE AT JULY 27, 2002	664	1,206	27.17
Granted and assumed	(99)	99	10.49
Exercised	—	(18)	6.27
Canceled	29	(29)	33.45
Additional shares reserved	1	—	—

BALANCE AT JANUARY 25, 2003	595	1,258	$26.01

The following table summarizes significant ranges of outstanding and exercisable options as of January 25, 2003 (shares and aggregate intrinsic value in millions, except number of years and per-share amounts):

	Options Outstanding				Options Exercisable

		Weighted-
		Average	Weighted-			Weighted-
		Remaining	Average			Average
		Contractual	Exercise	Aggregate		Exercise	Aggregate
Range of	Number	Life	Price	Intrinsic	Number	Price	Intrinsic
Exercise Prices	Outstanding	(in Years)	per Share	Value	Exercisable	per Share	Value

$0.01-5.60	128	2.94	$4.46	$1,200	124	$4.54	$1,154
5.61-9.74	148	5.90	8.46	799	74	7.24	489
9.75-15.48	147	5.40	12.75	200	110	12.40	173
15.49-16.24	159	7.62	16.05	—	31	15.96	—
16.25-20.61	179	7.49	19.25	—	50	18.95	—
20.62-36.71	147	5.40	27.76	—	121	27.75	—
36.72-51.90	139	6.71	49.10	—	63	48.80	—
51.91-55.42	144	5.95	54.37	—	83	54.37	—
55.43-72.56	67	6.35	63.96	—	37	64.19	—

Total	1,258	6.04	$26.01	$2,199	693	$24.86	$1,816

As of July 27, 2002, 634 million outstanding options were exercisable and the weighted average exercise price for exercisable options was $23.51. The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value based on Cisco’s closing stock price of $13.86 as of January 24, 2003, that would have been received by the option holders had all option

Cisco Systems, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

holders exercised their options as of that date. The total number of in-the-money options exercisable as of January 25, 2003 was 299 million options. The following table presents the option exercises for the six months ended January 25, 2003 and option values as of that date for the Named Executive Officers (in millions):

	Number of		Number of Securities		Intrinsic Value of Unexercised
	Shares		Underlying Unexercised		In-the-Money Options at
	Acquired		Options at January 25, 2003		January 25, 2003
	on	Value
	Exercise	Realized	Exercisable	Unexercisable	Exercisable	Unexercisable

Named Executive Officers	—	—	39	17	$156	$4

Pro forma information under SFAS 123 is as follows (in millions, except per-share amounts):

	Three Months	Six Months	Fiscal Year
	Ended	Ended	Ended
	January 25,	January 25,	July 27,
	2003	2003	2002

Net income — as reported	$991	$1,609	$1,893
Compensation expense, net of tax	(313)	(681)	(1,520)

Net income — pro forma	$678	$928	$373

Basic net income per share — as reported	$0.14	$0.22	$0.26

Diluted net income per share — as reported	$0.14	$0.22	$0.25

Basic net income per share — pro forma	$0.09	$0.13	$0.05

Diluted net income per share — pro forma	$0.09	$0.13	$0.05

The value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions.

	Employee Stock Option Plans

	Three Months	Six Months	Fiscal Year
	Ended	Ended	Ended
	January 25,	January 25,	July 27,
	2003	2003	2002

Expected dividend	0.0%	0.0%	0.0%
Risk-free interest rate	3.3%	3.2%	4.7%
Expected volatility	47.4%	46.2%	47.5%
Expected life (in years)	5.6	6.0	5.5

The Black-Scholes option pricing model was developed for use in estimating the value of traded options that have no vesting restrictions and are fully transferable. In addition, option pricing

Cisco Systems, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

models require the input of highly subjective assumptions including the expected stock price volatility. The Company uses projected data for expected volatility and expected life of its stock options based upon historical and other economic data trended into future years. Because the Company’s employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the estimate, in management’s opinion, the existing valuation models do not provide a reliable measure of the fair value of the Company’s employee stock options. Under the Black-Scholes option pricing model, the weighted-average estimated values of employee stock options granted during the three and six months ended January 25, 2003 and the fiscal year ended July 27, 2002 were $6.52, $5.04 and $8.60 per share, respectively. The value of shares of common stock relating to the Employee Stock Purchase Plan included in compensation expense was not material.

9. Income Taxes

The Company paid net income taxes of $813 million and $550 million for the first six months of fiscal 2003 and 2002, respectively. The Company’s income taxes currently payable for federal and state purposes have been reduced by the tax benefits from employee stock option transactions. These benefits totaled $11 million and $49 million in the first six months of fiscal 2003 and 2002, respectively, and were reflected as a credit to additional paid-in capital in the Consolidated Statements of Shareholders’ Equity.

10. Segment Information and Major Customers

The Company’s operations involve the design, development, manufacturing, marketing, and technical support of networking and communications products and services. Cisco products include routers, switches, access, and other networking equipment. These products, primarily integrated by Cisco IOS® Software, link geographically dispersed LANs and WANs.

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

Cisco Systems, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Summarized financial information by theater for the second quarter and first six months of fiscal 2003 and 2002, as taken from the internal management system previously discussed, is as follows (in millions):

	Three Months Ended		Six Months Ended

	January 25,	January 26,	January 25,	January 26,
	2003	2002	2003	2002

Net sales:
Americas	$2,543	$2,559	$5,327	$5,148
EMEA	1,293	1,364	2,606	2,556
Asia Pacific	543	481	978	919
Japan	334	412	647	641

Total	$4,713	$4,816	$9,558	$9,264

Gross margin:
Americas	$2,027	$1,933	$4,258	$3,795
EMEA	1,053	1,076	2,124	1,992
Asia Pacific	445	385	804	722
Japan	274	328	535	504

Standard margin	3,799	3,722	7,721	7,013
Production overhead	(143)	(160)	(276)	(351)
Manufacturing variances and other
related costs	(339)	(592)	(770)	(1,000)

Total	$3,317	$2,970	$6,675	$5,662

The Company has reclassified net sales for each geographic theater for the three and six months ended January 26, 2002 to reflect the breakdown of services revenue for EMEA, Asia Pacific and Japan theaters, all of which were previously included in the Americas theater.

Cisco Systems, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table presents net sales for groups of similar products and services (in millions):

	Three Months Ended		Six Months Ended

	January 25,	January 26,	January 25,	January 26,
	2003	2002	2003	2002

Net sales:
Routers	$1,232	$1,502	$2,548	$2,863
Switches	1,897	1,882	3,893	3,613
Access	246	243	495	499
Other	516	395	968	703

Product	3,891	4,022	7,904	7,678
Services	822	794	1,654	1,586

Total	$4,713	$4,816	$9,558	$9,264

The majority of the Company’s assets as of January 25, 2003 and July 27, 2002 were attributable to its U.S. operations. In the second quarter and first six months of fiscal 2003 and 2002, no single customer accounted for 10% or more of the Company’s net sales.

11. Net Income per Share

The following table presents the calculation of basic and diluted net income per share (in millions, except per-share amounts):

	Three Months Ended		Six Months Ended

	January 25,	January 26,	January 25,	January 26,
	2003	2002	2003	2002

Net income	$991	$660	$1,609	$392

Weighted-average shares — basic	7,187	7,311	7,217	7,309
Effect of dilutive potential common shares	99	185	90	171

Weighted-average shares — diluted	7,286	7,496	7,307	7,480

Net income per share — basic	$0.14	$0.09	$0.22	$0.05

Net income per share — diluted	$0.14	$0.09	$0.22	$0.05

Dilutive potential common shares consist of employee stock options and restricted common stock. Employee stock options to purchase approximately 870 million shares and 562 million shares in the second quarter of fiscal 2003 and 2002, respectively, and 919 million shares and 618 million shares in the first six months of fiscal 2003 and fiscal 2002, respectively, were outstanding, but were not included in the computation of diluted earnings per share because the exercise price of the stock options was greater than the average share price of the common shares and, therefore, the effect would have been antidilutive.

Cisco Systems, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

12. Pending Business Combination

In January 2003, the Company announced a definitive agreement to acquire Okena, Inc. for a total purchase price of approximately $154 million payable in common stock. This acquisition will be accounted for as a purchase and is expected to close in the third quarter of fiscal 2003.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Quarterly Report on Form 10-Q, including this Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements regarding future events and our future results that are based on current expectations, estimates, forecasts, and projections about the industries in which we operate and the beliefs and assumptions of our management. Words such as “expects,” “anticipates,” “targets,” “goals,” “projects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” variations of such words, and similar expressions are intended to identify such forward-looking statements. In addition, any statements which refer to projections of our future financial performance, our anticipated growth and trends in our businesses, and other characterizations of future events or circumstances, are forward-looking statements. Readers are cautioned that these forward-looking statements are only predictions and are subject to risks, uncertainties, and assumptions that are difficult to predict. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. Readers are referred to risks and uncertainties identified below, under “Risk Factors” beginning on page 42 and elsewhere herein. We undertake no obligation to revise or update publicly any forward-looking statements for any reason.

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires management to make judgments, assumptions, and estimates that affect the amounts reported in the Consolidated Financial Statements and accompanying notes. Note 2 to the Consolidated Financial Statements in the Annual Report on Form 10-K, as amended, for the fiscal year ended July 27, 2002 describes the significant accounting policies and methods used in the preparation of the Consolidated Financial Statements. Estimates are used for, but not limited to, the accounting for the allowance for doubtful accounts and sales returns, inventory allowances, warranty costs, investment impairments, goodwill impairments, contingencies, restructuring costs and other special charges, and taxes. Actual results could differ materially from these estimates. The following critical accounting policies are impacted significantly by judgments, assumptions, and estimates used in the preparation of the Consolidated Financial Statements.

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

Inventory purchases and commitments are based upon future demand forecasts. If there were to be a sudden and significant decrease in demand for our products, or if there were a higher incidence of inventory obsolescence because of rapidly changing technology and customer requirements, we could be required to increase our inventory allowances and our gross margins

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

could be adversely affected.

We accrue for warranty costs based on historical trends in product failure rates and the expected material and labor costs to provide warranty services. If we were to experience an increase in warranty claims compared with our historical experience, or costs of servicing warranty claims were greater than the expectations on which the accrual had been based, our gross margins could be adversely affected.

We have experienced significant volatility in the market prices of our publicly traded equity investments. These investments are recorded on the Consolidated Balance Sheets as of January 25, 2003 at a fair value of $522 million, compared with $567 million as of July 27, 2002. We recognize an impairment charge in the Consolidated Statements of Operations when the decline in the fair value of our publicly traded equity investments below their cost basis is judged to be other-than-temporary. We consider various factors in determining whether we should recognize an impairment charge including, but not limited to, the length of time and extent to which the fair value has been less than our cost basis, the financial condition and near-term prospects of the issuer, and our intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value. The ultimate value realized on these equity investments is subject to market price volatility until they are sold. We also have investments in privately held companies, many of which can still be considered in the start-up or development stages. These investments are inherently risky as the market for the technologies or products they have under development are typically in the early stages and may never materialize. As of January 25, 2003, the investments in privately held companies were $515 million, compared with $477 million as of July 27, 2002.

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

Net Sales

We manage our business based on four geographic theaters: the Americas; EMEA; Asia Pacific; and Japan. Net sales, which include product and service revenue, for each theater are summarized in the following table (in millions):

	Three Months Ended		Six Months Ended

	January 25,	January 26,	January 25,	January 26,
	2003	2002	2003	2002

Net sales:
Americas	$2,543	$2,559	$5,327	$5,148
EMEA	1,293	1,364	2,606	2,556
Asia Pacific	543	481	978	919
Japan	334	412	647	641

Total	$4,713	$4,816	$9,558	$9,264

Net sales in the second quarter of fiscal 2003 decreased by $103 million or 2.1% from $4.8 billion in the second quarter of fiscal 2002 to $4.7 billion. Net sales in the first six months of fiscal 2003 increased by $294 million or 3.2% from the first six months of fiscal 2002. The following table is a breakdown of net sales between product and service revenue (in millions):

	Three Months Ended		Six Months Ended

	January 25,	January 26,	January 25,	January 26,
	2003	2002	2003	2002

Net sales:
Product	$3,891	$4,022	$7,904	$7,678
Services	822	794	1,654	1,586

Total	$4,713	$4,816	$9,558	$9,264

Net Product Sales

Net product sales in the second quarter of fiscal 2003 decreased by $131 million or 3.3% from $4.0 billion in the second quarter of fiscal 2002 to $3.9 billion. Net product sales in the first six months of fiscal 2003 increased by $226 million or 2.9% from $7.7 billion in the first six months of fiscal 2002 to $7.9 billion. The following table is a breakdown of net product sales by theater (in millions):

	Three Months Ended		Six Months Ended

	January 25,	January 26,	January 25,	January 26,
	2003	2002	2003	2002

Net product sales:
Americas	$1,936	$1,987	$4,113	$3,991
EMEA	1,146	1,212	2,314	2,267
Asia Pacific	499	435	889	827
Japan	310	388	588	593

Total	$3,891	$4,022	$7,904	$7,678

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Net produce sales in the Americas theater consist of net product sales in the United States and Americas International, which includes Canada, Mexico and Latin America. Net product sales in the Americas theater in the second quarter of fiscal 2003 decreased by $51 million or 2.6%, compared with the second quarter of fiscal 2002. Net product sales in the United States were $1.8 billion in the second quarter of fiscal 2003, compared with $1.7 billion in the second quarter of fiscal 2002, an increase of $31 million or 1.8%. The change in net product sales in the United States was not material. Net product sales in the Americas International were $177 million in the second quarter of fiscal 2003, compared with $259 million in the second quarter of fiscal 2002, a decrease of $82 million or 31.7%. Net product sales in the EMEA theater in the second quarter of fiscal 2003 decreased by $66 million or 5.4%, compared with the second quarter of fiscal 2002. The decreases in net product sales in the Americas International and EMEA were due to the slowdown in the economy, over-capacity, and constraints on information technology-related capital spending, in particular service provider customers. Net product sales in the Asia Pacific theater in the second quarter of fiscal 2003 increased by $64 million or 14.7%, compared with the second quarter of fiscal 2002, due to infrastructure builds, broadband acceleration and investments by Asian telecom carriers. Net product sales in Japan in the second quarter of fiscal 2003 decreased by $78 million or 20.1%, compared with the second quarter of fiscal 2002 due to lower revenue from both enterprise and service provider customers.

Net product sales in the first six months of fiscal 2003 in the Americas theater increased by $122 million or 3.1%, compared with the first six months of fiscal 2002. Net product sales in the United States were $3.7 billion in the first six months of fiscal 2003, compared with $3.5 billion in the first six months of fiscal 2002, an increase of $215 million or 6.1%. The increase in net product sales in the United States was due to the year-over-year growth in sales to the United States federal government during the first quarter of fiscal 2003. Despite these modest increases, the slowdown in the economy, over-capacity, and constraints on information technology-related capital spending have continued to impact both enterprise and service provider customers, in particular service provider customers. Net product sales in Americas International in the first six months of fiscal 2003 were $373 million, compared with $466 million in the first six months of 2002, a decrease of $93 million or 20.0%. Net product sales in the EMEA theater in the first six months of fiscal 2003 increased by $47 million or 2.1%, compared with the first six months of fiscal 2002, as incumbent service providers began deploying products during the first quarter of fiscal 2003. Net product sales in the Asia Pacific theater in the first six months of fiscal 2003 increased by $62 million or 7.5%, compared with the first six months of fiscal 2002, due to infrastructure builds, broadband acceleration and investments by Asian telecom carriers. The change in product sales for the Japan theater was not material.

The following table presents net sales for groups of similar products (in millions):

	Three Months Ended		Six Months Ended

	January 25,	January 26,	January 25,	January 26,
	2003	2002	2003	2002

Net product sales:
Routers	$1,232	$1,502	$2,548	$2,863
Switches	1,897	1,882	3,893	3,613
Access	246	243	495	499
Other	516	395	968	703

Total	$3,891	$4,022	$7,904	$7,678

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Net product sales related to routers, which represented 31.7% of our total product sales in the second quarter of fiscal 2003, decreased by $270 million or 18.0%, compared with the second quarter of fiscal 2002. Net product sales related to routers in the first six months of fiscal 2003 decreased by $315 million or 11.0%, compared with the first six months of fiscal 2002. The decrease in the second quarter and first six months of fiscal 2003, compared with the same periods in fiscal 2002, was due to decreases in sales of our mid-range and low-end routers.

Net product sales related to switches, which represented 48.8% of our total product sales in the second quarter of fiscal 2003 was $1.9 billion, compared with $1.9 billion in the second quarter of fiscal 2002. Net product sales related to switches in the first six months of fiscal 2003 increased by $280 million or 7.7%, compared with the first six months of fiscal 2002. The increase in the first six months of fiscal 2003, compared with the first six months of fiscal 2002, was primarily due to increases in our sales of fixed and WAN switches.

Net product sales related to other products, which represented 13.3% of our total product sales in the second quarter of fiscal 2003, increased by $121 million or 30.6%, compared with the second quarter of fiscal 2002. Net product sales related to other products in the first six months of fiscal 2003 increased by $265 million or 37.7%, compared with the first six months of fiscal 2002. The increase in the second quarter and first six months of fiscal 2003, compared with the same periods in fiscal 2002, was primarily due to increases in our sales of IP telephony, security, network management and content networking products.

Changes in access product sales, which represented 6.2% of our total product sales in the second quarter of fiscal 2003, were not material compared with the second quarter and first six months of fiscal 2002.

Net product sales may be adversely affected in the future by changes in the sales cycles and implementation cycles of our products, changes in the mix of our customers between service provider and enterprise, changes in the mix of direct sales and indirect sales, variations in sales channels and final acceptance criteria of the product, system or solution as specified by the customer. Service provider customers typically have longer implementation cycles, require a broader range of service including design services and often have acceptance provisions, which can lead to a delay in revenue recognition. Net product sales may also be adversely affected by fluctuations in demand for our products, especially with respect to Internet businesses and telecommunications service providers, price and product competition in the communications and networking industries, introduction and market acceptance of new technologies and products, as well as the adoption of new networking standards.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Net Service Revenue

Net service revenue in the second quarter of fiscal 2003 increased by $28 million or 3.5% from the second quarter of fiscal 2002. Net service revenue in the first six months of fiscal 2003 increased by $68 million or 4.3% from the first six months of fiscal 2002. The increase in net service revenue for the second quarter and the first six months of fiscal 2003 compared with the same periods in fiscal 2002 was primarily due to increased technical support service contract initiations and renewals associated with product sales. In addition, revenue from advanced services, which provides consultative support of our technologies for specific networking needs, also increased. Net service revenue is generally deferred and, in most cases, recognized ratably over the service period obligations, which are typically one to three years.

Gross Margin

The following table shows the total gross margin for each theater:

	Three Months Ended		Six Months Ended

	January 25,	January 26,	January 25,	January 26,
	2003	2002	2003	2002

Gross margin:
Americas	$2,027	$1,933	$4,258	$3,795
EMEA	1,053	1,076	2,124	1,992
Asia Pacific	445	385	804	722
Japan	274	328	535	504

Standard margin	3,799	3,722	7,721	7,013
Production overhead	(143)	(160)	(276)	(351)
Manufacturing variances
and other related costs	(339)	(592)	(770)	(1,000)

Total	$3,317	$2,970	$6,675	$5,662

The following table shows the standard margin for each theater:

	Three Months Ended		Six Months Ended

	January 25,	January 26,	January 25,	January 26,
Standard margin:	2003	2002	2003	2002

Americas	79.7%	75.5%	79.9%	73.7%
EMEA	81.4%	78.9%	81.5%	77.9%
Asia Pacific	82.0%	80.0%	82.2%	78.6%
Japan	82.0%	79.6%	82.7%	78.6%
Total	80.6%	77.3%	80.8%	75.7%

Our standard margin varies due to a number of reasons including, but not limited to, shifts in product mix, sales discounts, and sales channels, changes in component costs and impact of value engineering. Production overhead is primarily related to labor, depreciation on equipment,

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

and facilities charges associated with manufacturing activities. Manufacturing variances and other related costs are primarily related to warranty, freight, provision for inventory and other nonstandard costs.

Gross margin for product and services in the second quarter and first six months of fiscal 2003 and 2002 was as follows (in millions, except percentages):

	Three Months Ended		Six Months Ended

	January 25,	January 26,	January 25,	January 26,
	2003	2002	2003	2002

Gross Margin:
Product	$2,747	$2,429	$5,523	$4,585
Services	570	541	1,152	1,077

Total	$3,317	$2,970	$6,675	$5,662

	Three Months Ended		Six Months Ended

	January 25,	January 26,	January 25,	January 26,
	2003	2002	2003	2002

Gross Margin:
Product	70.6%	60.4%	69.9%	59.7%
Services	69.3%	68.1%	69.6%	67.9%
Total	70.4%	61.7%	69.8%	61.1%

Product Gross Margin

Product gross margin increased from 60.4% in the second quarter of fiscal 2002 to 70.6% in the second quarter of fiscal 2003. Product gross margin increased from 59.7% in the first six months of fiscal 2002 to 69.9% in the first six months of fiscal 2003. The increase in product gross margin for the second quarter and first six months of fiscal 2003, compared with the same periods in fiscal 2002, was due to lower component costs and value engineering, partially offset by the impact of product pricing reductions. Value engineering is the process by which the production costs are reduced through component redesign, board configuration, test processes and transformation processes. Product gross margin in the second quarter and first six months of fiscal 2003, compared with the same periods a year ago, was also impacted by lower provision for inventory, offset by an excess inventory benefit in the second quarter and first six months of fiscal 2002.

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

Two-tier distribution channels are given business terms which allow them to return a portion of inventory, receive credits for changes in selling prices, and participate in various cooperative marketing programs. In addition, increasing two-tier distribution channels generally results in greater difficulty in forecasting the mix of our products and, to a certain degree, the timing of orders from our customers. We recognize revenue to two-tier distributors based on a sell-through method utilizing information provided by our distributors and we also maintain accruals and allowances for all cooperative marketing and other programs.

Service Gross Margin

Service gross margin increased from 68.1% in the second quarter of fiscal 2002 to 69.3% in the second quarter of fiscal 2003. Service gross margin increased from 67.9% in the first six months of fiscal 2002 to 69.6% in the first six months of fiscal 2003. The increase in service gross margin for the second quarter and first six months of fiscal 2003, compared with the same periods in fiscal 2002, was primarily due to the increase in service revenue combined with continued efficiencies in the delivery of our services. Service gross margin will typically experience some variability over time due to various factors such as the changes in mix between technical support services and advanced services, as well as the timing of technical support service contract initiations and renewals.

Research and Development, Sales and Marketing, and General and Administrative Expenses

Research and development (“R&D”), sales and marketing, and general and administrative (“G&A”) expenses are summarized in the following table (in millions, except percentages):

	Three Months Ended		Six Months Ended

	January 25,	January 26,	January 25,	January 26,
	2003	2002	2003	2002

Research and development	$826	$862	$1,650	$1,779
Percentage of net sales	17.5%	17.9%	17.3%	19.2%
Sales and marketing	$975	$1,071	$2,073	$2,167
Percentage of net sales	20.7%	22.2%	21.7%	23.4%
General and administrative	$174	$148	$328	$299
Percentage of net sales	3.7%	3.1%	3.4%	3.2%

R&D expenses in the second quarter of fiscal 2003 decreased by $36 million or 4.2% from the second quarter of fiscal 2002. R&D expenses in the first six months of fiscal 2003 decreased by $129 million or 7.3% from the first six months of fiscal 2002. The decrease in R&D expenses

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

for the second quarter and the first six months of fiscal 2003, compared with the same periods in fiscal 2002 was due to lower expenditures on prototypes, lower depreciation on lab equipment, and reduced discretionary spending. We have continued to invest in R&D efforts in a wide variety of areas such as data, voice, and video over IP; advanced access and aggregation technologies such as cable, wireless, mobility and other broadband technologies; advanced enterprise switching; optical; storage networking; content networking; security; network management; and advanced core and edge routing technologies; among others. We have also continued to purchase or license technology in order to bring a broad range of products to market in a timely fashion. If we believe that we are unable to enter a particular market in a timely manner with internally developed products, we may license technology from other businesses or acquire businesses as an alternative to internal R&D. All of our R&D costs have been expensed as incurred.

Sales and marketing expenses in the second quarter of fiscal 2003 decreased by $96 million or 9.0% from the second quarter of fiscal 2002. Sales and marketing expenses in the first six months of fiscal 2003 decreased by $94 million or 4.3% from the first six months of fiscal 2002. The decrease in sales and marketing expenses for the second quarter and the first six months of fiscal 2003, compared with the same periods in fiscal 2002, was related to the decrease in the size of our sales force and marketing organization, marketing and advertising investments and reduced discretionary spending. However, we plan to continue to invest in both our new growth market opportunities and our branding strategy.

G&A expenses in the second quarter of fiscal 2003 increased by $26 million or 17.6% from the second quarter of fiscal 2002. G&A expenses in the first six months of fiscal 2003 increased by $29 million or 9.7% from the first six months of fiscal 2002. The increase in G&A expenses for the second quarter and the first six months of fiscal 2003, compared with the same periods in fiscal 2002 was primarily related to real estate related charges.

During the first six months of fiscal 2003, we increased the restructuring liabilities related to the consolidation of excess facilities and other charges by $40 million, which was recorded during the first quarter of fiscal 2003, due to changes in real estate market conditions. The increase in restructuring liabilities was recorded as R&D ($16 million), sales and marketing ($16 million), G&A ($4 million) expenses and cost of sales ($4 million) in the Consolidated Statements of Operations. There can be no assurance that future changes in real estate market conditions will not result in additional real estate liabilities.

Amortization of Purchased Intangible Assets

Amortization of purchased intangible assets included in operating expenses was $78 million in the second quarter of fiscal 2003, compared with $136 million in the second quarter of fiscal 2002. Amortization of purchased intangible assets included in operating expenses was $192 million in the first six months of fiscal 2003, compared with $282 million in the first six months of fiscal 2002. The decrease in the amortization of purchased intangible assets for the second quarter and the first six months of fiscal 2003, compared with the same periods in fiscal

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

2002 was primarily related to the accelerated amortization for certain technology and patent intangibles in the prior year period due to a reduction in their estimated useful lives, which have now been fully amortized. For additional information regarding purchased intangible assets, see Note 3 to the Consolidated Financial Statements.

In-Process Research and Development

The methodology for allocating the purchase price to in-process research and development (“in-process R&D”) is determined through established valuation techniques in the high-technology communications equipment industry and expensed upon acquisition because technological feasibility has not been established and no future alternative uses exist. Total in-process R&D expense for the first six months of fiscal 2003 and 2002 was $0 million and $37 million, respectively. The in-process R&D expense that was attributable to stock consideration for the first six months of fiscal 2002 was $25 million (See Note 3 to the Consolidated Financial Statements.) The fair value of the existing purchased technology and patents, as well as the technology under development, is determined using the income approach, which discounts expected future cash flows to present value. The discount rates used in the present value calculations are typically derived from a weighted-average cost of capital analysis and venture capital surveys, adjusted upward to reflect additional risks inherent in the development life cycle. We consider the pricing model for products related to these acquisitions to be standard within the high-technology communications equipment industry. However, we do not expect to achieve a material amount of expense reductions as a result of integrating the acquired in-process technology. Therefore, the valuation assumptions do not include significant anticipated cost savings.

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

The key assumptions underlying the valuations for our purchase acquisitions primarily consist of an expected completion date for the in-process projects, estimated costs to complete the projects, revenue and expense projections assuming the products have entered the market, and discount rates based on the risks associated with the development life cycle of the in-process technology acquired. Failure to achieve the expected levels of revenue and net income from these products will negatively impact the return on investment expected at the time that the acquisitions were completed and may result in impairment charges. Actual results from the acquired companies to date did not have a material adverse impact on our business and operating results except for certain purchase acquisitions where the purchased intangible assets were impaired and written down as reflected in the Consolidated Statements of Operations.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Interest Income

Interest income was $174 million in the second quarter of fiscal 2003 compared with $233 million in the second quarter of fiscal 2002. Interest income was $353 million in the first six months of fiscal 2003, compared with $467 million in the first six months of fiscal 2002. The decrease in interest income for the second quarter and the first six months of fiscal 2003, compared with the same periods in fiscal 2002 was primarily due to lower average interest rates.

Other Income (Loss), Net

Other income (loss), net, primarily consists of net realized gains (losses) and impairment charges on investments, as well as provision for losses on investments in privately held companies. Other loss, net, was $51 million in the second quarter of fiscal 2003 compared with $54 million in the second quarter of fiscal 2002. Other loss, net, was $526 million in the first six months of fiscal 2003, compared with $976 million in the first six months of fiscal 2002. The other loss, net, in the first six months of fiscal 2003 and 2002 included a charge of $412 million and $858 million, pre-tax, respectively, related to the impairment of certain publicly traded equity securities during the first quarter periods. The impairment charges were due to the decline in the fair value of certain publicly traded equity investments below their cost basis that were judged to be other-than-temporary.

Provision for Income Taxes

The effective tax rate was 28.6% in the second quarter of fiscal 2003 and 28.8% for the first six months of fiscal 2003. The effective tax rate was 29.2% in the second quarter of fiscal 2002 and 33.4% for the first six months of fiscal 2002. The effective tax rate differs from the statutory rate primarily due to the impact of nondeductible in-process R&D, acquisition-related costs, research and experimentation tax credits, state taxes, and the tax impact of non-U.S. operations.

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

Balance Sheet and Cash Flows

Cash and Cash Equivalents and Total Investments Cash and cash equivalents and total investments were $21.2 billion as of January 25, 2003, a decrease of $259 million or 1.2% from $21.5 billion at July 27, 2002. The decrease was primarily a result of cash used for the repurchase of common stock of $2.6 billion and capital expenditures of $341 million. This was partially offset by cash provided by operating activities of $2.4 billion.

We expect that cash provided by operating activities may fluctuate in future periods as a result of a number of factors, including fluctuations in our operating results, shipment linearity, accounts receivable collections, inventory management, and the timing of tax and other payments. For additional discussion, see the Risk Factors section.

Accounts Receivable, net Accounts receivable was $1.1 billion as of January 25, 2003 and July 27, 2002, respectively. Days sales outstanding (“DSO”) in receivables as of January 25, 2003 and July 27, 2002 were 21 days. Our accounts receivable and DSO were primarily impacted by shipment linearity and collections performance. Our targeted range for DSO performance continues to be 40 to 50 days.

Inventories Inventories were $775 million as of January 25, 2003, a decrease of $105 million or 11.9% from $880 million at July 27, 2002. Inventories consist of raw materials, work in process, finished goods, and demonstration systems. Approximately 36.9% of our finished goods inventory was located at distributor sites as of January 25, 2003. Inventory turns were 7.0 turns in the second quarter of fiscal 2003 and 7.1 turns in the fourth quarter of fiscal 2002. Inventory levels and the associated inventory turns reflect our ongoing inventory management efforts. Inventory management remains an area of focus as we balance the need to maintain strategic inventory levels to ensure competitive lead times against the risk of inventory obsolescence because of rapidly changing technology and customer requirements.

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

determinable at this time, but will be based primarily upon a valuation of Andiamo to be determined by applying a multiple to the actual, annualized revenue generated from sales by our products attributable to Andiamo during a three-month period shortly preceding the closing. Under agreements with Andiamo, we are the exclusive manufacturer and distributor of all Andiamo products. The multiple will be equal to our average market capitalization during a specified period divided by our annualized revenue for a three-month period prior to closing, subject to adjustment as follows: (i) if the multiple so calculated is less than 10, then the multiple to be used for purposes of determining the transaction price shall be the midpoint between 10 and the multiple so calculated; (ii) if the multiple so calculated is greater than 15, then the multiple to be used for purposes of determining the transaction price shall be the midpoint between 15 and the multiple so calculated. There is no minimum purchase price, and the maximum purchase price is limited to approximately $2.5 billion in shares of Cisco common stock valued at the time of closing.

The acquisition has received the required approvals from both companies and is subject to various closing conditions and approvals, including stockholder approval by Andiamo.

As of January 25, 2003, we have made an $84 million investment in Andiamo in the form of convertible debt, which is convertible into approximately 44% of the equity in Andiamo, subject to certain terms and conditions. Furthermore, we are also committed to provide additional funding to Andiamo in the form of non-convertible debt through the closing of the acquisition of approximately $100 million. As of January 25, 2003, we have funded $20 million of this non-convertible debt. The entire investment in Andiamo has been expensed as research and development costs, as if such expenses constituted our development costs

Purchase Commitments with Contract Manufacturers and Suppliers We use several contract manufacturers and suppliers to provide manufacturing services for our products. During the normal course of business, in order to reduce manufacturing lead times and ensure adequate component supply, we enter into agreements with certain contract manufacturers and suppliers that allow them to procure inventory based upon criteria as defined by us. As of January 25, 2003, we have purchase commitments for inventory of approximately $730 million, compared with $825 million as of July 27, 2002.

Other Commitments In fiscal 2001, we entered into an agreement to invest approximately $1.0 billion in venture funds managed by SOFTBANK Corp. and its affiliates (“SOFTBANK”). These venture funds are required to be funded upon demand by SOFTBANK. As of January 25, 2003, we have funded $174 million of this investment commitment, compared with $100 million as of July 27, 2002.

We provide structured financing to certain qualified customers to be used for the purchase of equipment and other needs through our wholly owned subsidiary, Cisco Systems Capital Corporation. As of January 25, 2003, the outstanding loan commitments were approximately $120 million, subject to the customers satisfying certain financial covenants, of which approximately $60 million was eligible for draw down. As of July 27, 2002, the outstanding loan commitments were approximately $948 million, of which approximately $209 million was

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

eligible for draw down. These loan commitments may be funded over a two- to three-year period, provided that these customers achieve specific business milestones and satisfy certain financial covenants.

We have entered into several agreements to purchase or develop real estate, subject to the satisfaction of certain conditions. As of January 25, 2003, the total amount of commitments, if certain conditions are met, was approximately $355 million, compared with $491 million as of July 27, 2002.

As of January 25, 2003, we have a commitment of approximately $130 million to purchase the remaining portion of the minority interest of Cisco Systems, K.K. (Japan), compared with $190 million as of July 27, 2002.

We also have certain other funding commitments of approximately $130 million as of January 25, 2003 related to our privately held investments compared with $152 million as of July 27, 2002.

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

During the first six months of fiscal 2003, we repurchased and retired 193 million shares of common stock for an aggregate purchase price of approximately $2.6 billion. As of January 25, 2003, we have repurchased and retired 317 million shares of common stock for an aggregate purchase price of $4.4 billion since inception of the program and the remaining authorized amount for stock repurchases under this program was $3.6 billion.

Liquidity and Capital Resource Requirements

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

OUR OPERATING RESULTS MAY FLUCTUATE IN FUTURE PERIODS WHICH MAY ADVERSELY AFFECT OUR STOCK PRICE

Our operating results have been in the past, and will continue to be, subject to quarterly and annual fluctuations as a result of a number of factors. These factors include:

•	Fluctuations in demand for our products and services, such as has occurred in the last two years, especially with respect to Internet businesses and telecommunications service providers;

•	Changes in sales and implementation cycles for our products and the reduced visibility into our customers’ spending plans and associated revenue;

•	Our ability to maintain appropriate inventory levels and purchase commitments;

•	Price and product competition in the communications and networking industries which can change rapidly due to technological innovation;

•	The overall trend toward industry consolidation both among our competitors and our customers;

•	The introduction and market acceptance of new technologies and products, as well as the adoption of new networking standards;

•	Variations in sales channels, product costs, or mix of products sold;

•	The timing and size of orders from customers;

•	Manufacturing lead times;

•	Fluctuations in our gross margins;

•	Our ability to achieve targeted cost reductions;

•	The ability of our customers, channel partners and suppliers to obtain financing or to fund capital expenditures;

•	The timing and amount of employer payroll tax to be paid on employees’ gains on stock options exercised;

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

RISK FACTORS

•	Actual events, circumstances, outcomes, and amounts differing from judgments, assumptions, and estimates used in determining the values of certain assets (including the amounts of related valuation allowances), liabilities and other items reflected in our financial statements; and

•	Changes in accounting rules, such as recording expenses for employee stock option grants.

As a consequence, operating results for a particular future period are difficult to predict, and therefore, prior results are not necessarily indicative of results to be expected in future periods. Any of the foregoing factors, or any other factors discussed elsewhere herein, could have a material adverse effect on our business, results of operations, and financial condition which could adversely affect our stock price.

OUR OPERATING RESULTS MAY BE ADVERSELY AFFECTED BY THE UNCERTAIN GEOPOLITICAL ENVIRONMENT, AND UNFAVORABLE ECONOMIC AND MARKET CONDITIONS

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

RISK FACTORS

OUR REVENUES FOR A PARTICULAR PERIOD ARE DIFFICULT TO PREDICT AND A SHORTFALL IN REVENUES MAY HARM OUR OPERATING RESULTS

As a result of a variety of factors discussed in this report, our revenues for a particular quarter are difficult to predict. Our net sales may grow at a slower rate than experienced in past periods and, in particular periods, may decline. Our ability to meet financial expectations could also be adversely affected if the nonlinear sales pattern seen in certain of our past quarters recurs in future periods. We have experienced periods of time during which shipments exceeded net bookings, leading to nonlinearity in shipping patterns. This can increase costs, as irregular shipment patterns result in periods of underutilized capacity and periods when overtime expenses may be incurred, as well as leading to additional costs arising out of inventory management.

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

We plan our operating expense levels based primarily on forecasted revenue levels. These expenses and the impact of long-term commitments are relatively fixed in the short-term. A shortfall in revenue could lead to operating results being below expectations as we may not be able to quickly reduce these fixed expenses in response to short-term business changes.

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

DISRUPTION OF OR CHANGES IN THE MIX OF OUR PRODUCT AND SERVICES DISTRIBUTION MODEL OR CUSTOMER BASE COULD HARM OUR SALES AND MARGINS

If we fail to manage distribution of our products and services properly, or if our distributors’ financial condition or operations weaken, our revenues and gross margins could be adversely affected. Furthermore, a change in the mix of our customers between service provider and enterprise, or a change in mix of direct sales and indirect sales, can adversely affect revenues and gross margins.

We use a variety of channels to bring our products and services to our end user customers, including system integrators, two-tier distributors and direct sales. System integrators integrate our products and services into an overall network solution then typically resell to an end user. Two-tier distributors stock inventory and sell to resellers who may themselves be system integrators. Direct sales occur to both enterprise accounts and service providers. A substantial portion of our products and services is distributed through our channel partners and the

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

RISK FACTORS

remainder is distributed through direct sales. Our two-tier distribution channels, in contrast to our one-tier distributors, are given business terms which allow them to return a portion of inventory and participate in various cooperative marketing programs. In addition, if sales through indirect channels increase, this may lead to greater difficulty in forecasting the mix of our products, and to a certain degree, the timing of orders from our customers. We recognize revenue to two-tier distributors based on a sell-through method utilizing information provided by our distributors and we also maintain accruals and allowances for all cooperative marketing and other programs.

Historically, we have seen fluctuations in gross margins based on changes in the balance of our distribution channels. Although variability to date has not been significant, because each distribution channel has a unique profile, there can be no assurance that changes in the balance of our distribution model in future periods would not have an adverse effect on our gross margins, and therefore, profitability.

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

RISK FACTORS

OUR INVENTORY MANAGEMENT RELATING TO OUR SALES TO DISTRIBUTORS IS COMPLEX, AND EXCESS FINISHED GOODS MAY HARM OUR GROSS MARGINS

We must manage our inventory relating to sales to our distributors effectively. With respect to finished goods, inventory held by our two tier distributors could affect our results of operations. Distributors may increase orders during periods of product shortages, cancel orders if their inventory is too high, or delay orders in anticipation of new products. Distributors also may adjust their orders in response to the supply of our products and the products of our competitors that are available to the distributor and to seasonal fluctuations in end-user demand. If we have excess inventory, we may have to reduce our prices and write down inventory, which in turn could result in lower gross margins. Our two-tier distribution channels, in contrast to our one-tier distributors, are given business terms which allow them to return a portion of inventory and participate in various cooperative marketing programs. In addition, if sales through indirect channels increase, this may lead to greater difficulty in forecasting the mix of our products, and to a certain degree, the timing of orders from our customers. We recognize revenue to two-tier distributors based on a sell-through method utilizing information provided by our distributors and we also maintain accruals and allowances for all cooperative marketing and other programs.

SALES TO THE SERVICE PROVIDER MARKET ARE ESPECIALLY VOLATILE AND CONTINUED DECLINES OR DELAYS IN SALES ORDERS FROM THIS INDUSTRY MAY HARM OUR OPERATING RESULTS AND FINANCIAL CONDITION

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

RISK FACTORS

A SHORTAGE OF ADEQUATE COMPONENT SUPPLY OR MANUFACTURING CAPACITY COULD INCREASE OUR COSTS OR CAUSE A DELAY IN OUR ABILITY TO FULFILL ORDERS AND OUR FAILURE TO ESTIMATE CUSTOMER DEMAND PROPERLY MAY RESULT IN EXCESS OR OBSOLETE COMPONENT SUPPLY THAT COULD ADVERSELY AFFECT OUR GROSS MARGINS

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

THE MARKETS IN WHICH WE COMPETE ARE INTENSELY COMPETITIVE WHICH COULD ADVERSELY AFFECT OUR REVENUE GROWTH

We compete in the networking and communications equipment markets, providing products and services for transporting data, voice, and video traffic across intranets, extranets, and the Internet. These markets are characterized by rapid change, converging technologies, and a migration to networking solutions that offer superior advantages. These market factors represent both an opportunity and a competitive threat to us. We compete with numerous vendors in each product category. The overall number of competitors providing niche product solutions may increase due to the market’s long-term attractive growth.

Our competitors include 3Com, Alcatel, Avaya, Avici, Check Point Software, Ciena, Dell, Ericsson, Enterasys, Extreme Networks, Foundry Networks, Fujitsu, Huawei, Juniper, Lucent, , NetScreen, Nokia, Nortel Networks, Redback Networks, Riverstone, Siemens AG, and Sycamore Networks, among others. Some of these companies compete across many of our product lines, while others are primarily focused in a specific product area. Barriers to entry are relatively low, and new ventures to create products that do or could compete with our products are regularly formed. In addition, several of our current and potential competitors may have greater resources, including technical and engineering resources, than we do. In addition, as we expand into new markets, we may face competition from our existing competitors, and will likely face competition from other companies as well.

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

WE DEPEND UPON THE DEVELOPMENT OF NEW PRODUCTS AND ENHANCEMENTS TO EXISTING PRODUCTS AND IF WE FAIL TO PREDICT AND RESPOND TO EMERGING TECHNOLOGICAL TRENDS AND CUSTOMERS’ CHANGING NEEDS, OUR OPERATING RESULTS AND MARKET SHARE MAY SUFFER

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

In response to changes in industry and market conditions, we may be required to strategically realign our resources and consider restructuring, disposing of, or otherwise, exiting businesses. Any decision to limit investment in or to dispose of or otherwise, exit businesses may result in the recording of special charges, such as inventory and technology related write-offs and workforce reduction costs, charges relating to consolidation of excess facilities, or claims from third parties who were resellers or users of discontinued products. Estimates relating to the liabilities for excess facilities are affected by changes in real estate market conditions. Estimates with respect to the useful life or ultimate recoverability of our carrying basis of assets, including purchased intangible assets, could change as a result of such assessments and decisions. Additionally, we are required to perform goodwill impairment tests on an annual basis and between annual tests in certain circumstances. There can be no assurance that future goodwill impairment tests will not result in a charge to earnings.

WE HAVE MADE AND EXPECT TO CONTINUE TO MAKE ACQUISITIONS; ANY ACQUISITIONS COULD DISRUPT OUR OPERATIONS AND HARM OUR OPERATING RESULTS

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

RISK FACTORS

See also the discussion of risks related to new product development, which also applies to acquisitions, above under the risk factor entitled, “We depend upon the development of new products and enhancements to existing products and if we fail to predict and respond to emerging technological trends and customers’ changing needs, our operating results and market share may suffer”.

THE ENTRANCE INTO NEW OR DEVELOPING MARKETS EXPOSES US TO ADDITIONAL COMPETITION AND INCREASES DEMANDS ON OUR SERVICE AND SUPPORT OPERATIONS

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

INDUSTRY CONSOLIDATION MAY LEAD TO INCREASED COMPETITION AND MAY HARM OUR OPERATING RESULTS

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

DUE TO THE GLOBAL NATURE OF OUR OPERATIONS, POLITICAL OR ECONOMIC CHANGES IN A SPECIFIC COUNTRY OR REGION COULD HARM OUR COSTS, EXPENSES AND FINANCIAL CONDITION

We conduct significant sales and customer support operations in countries outside of the United States and also depend on non-U.S. operations of our contract manufacturers and our distribution partners. For fiscal 2002 and the first six months of fiscal 2003, we derived 49% and 49% of our revenues, respectively, from sales outside the United States. Accordingly, our future results could be materially adversely affected by a variety of uncontrollable and changing factors including, among others, foreign currency exchange rates; political or social unrest or economic instability in a specific country or region; trade protection measures and other regulatory requirements which may affect our ability to import or export our products from various countries; service provider and government spending patterns affected by political considerations; difficulties in staffing and managing international operations; and adverse tax consequences, including imposition of withholding or other taxes on payments by subsidiaries. Any or all of these factors could have a material adverse impact on our costs, expenses and financial condition.

WE ARE EXPOSED TO FLUCTUATIONS IN CURRENCY EXCHANGE RATES WHICH COULD NEGATIVELY IMPACT OUR FINANCIAL RESULTS AND CASH FLOWS

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

RISK FACTORS

WE ARE EXPOSED TO THE CREDIT RISK OF SOME OF OUR CUSTOMERS AND TO CREDIT EXPOSURES IN WEAKENED MARKETS WHICH COULD RESULT IN MATERIAL LOSSES

Most of our sales are on an “open credit” basis, with payment terms of 30 days typically in the United States, and, because of local customs or conditions, longer in some markets outside the United States. We monitor individual customer payment capability in granting such open credit arrangements, seek to limit such open credit to amounts we believe the customers can pay, and maintain reserves we believe are adequate to cover exposure for doubtful accounts. Beyond our open credit arrangements, we have also experienced demands for customer financing and facilitation of leasing arrangements. We expect demand for customer financing to continue. We believe customer financing is a competitive factor in obtaining business, particularly in supplying customers involved in significant infrastructure projects. Our loan financing arrangements may include not only financing the acquisition of our products and services but also providing additional funds for other costs associated with network installation and integration of our products and services and for working capital purposes. We do not recognize revenue on such loan financing arrangements until cash payments are received.

Because of the current slowdown in the global economy, our exposure to the credit risks relating to our financing activities described above have increased. Although we have programs in place to monitor and mitigate the associated risk, including monitoring of particular risks in certain geographic areas, there can be no assurance that such programs will be effective in reducing our credit risks. There have been significant bankruptcies among customers both on open credit and with loan or lease financing arrangements, particularly among Internet businesses and service providers, causing us to incur economic or financial losses. There can be no assurance that additional losses would not be incurred, and that such losses would not be material. Although these losses have not been material to date, future losses, if incurred, could harm our business and have a material adverse effect on our operating results and financial condition.

A portion of our sales is derived through our resellers in two-tier distribution channels. These resellers/customers are generally given business terms which allow them to return a portion of inventory, receive credits for changes in selling prices, and participate in various cooperative marketing programs. We maintain estimated accruals and allowances for such exposures. However, such resellers tend to have more limited financial resources than other resellers and end-user customers and therefore, represent potential sources of increased credit risk because they may be more likely to lack the reserve resources to meet payment obligations.

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

RISK FACTORS

under these patents will in fact provide competitive advantages to us. Furthermore, many key aspects of networking technology are governed by industry-wide standards which are usable by all market entrants, often with little or no royalty owed in connection with the use of the standards. In addition, there can be no assurance that patents will be issued from pending applications, or that claims allowed on any future patents will be sufficiently broad to protect our technology. In addition, the laws of some foreign countries may not protect our proprietary rights to the same extent, as do the laws of the United States. The outcome of any actions taken in these foreign countries may be different than if such actions were determined under the laws of the United States. While we are not dependent on any individual patents or group of patents for particular segments of the business for which we compete, if we are unable to protect our proprietary rights to the totality of the features (including aspects of products protected by other than patent rights), in a market we may find ourselves at a competitive disadvantage to others who do not have to incur the substantial expense, time and effort required to create the innovative products which have enabled us to be successful.

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

RISK FACTORS

OUR OPERATING RESULTS AND FUTURE PROSPECTS COULD BE MATERIALLY HARMED BY UNCERTAINTIES OF REGULATION OF THE INTERNET

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

OUR SUCCESS LARGELY DEPENDS ON OUR ABILITY TO RETAIN AND RECRUIT KEY PERSONNEL AND ANY FAILURE TO DO SO WOULD HARM OUR ABILITY TO MEET KEY OBJECTIVES

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

ADVERSE RESOLUTION OF LITIGATION MAY HARM OUR OPERATING RESULTS OR FINANCIAL CONDITION

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

RISK FACTORS

CHANGES IN EFFECTIVE TAX RATES COULD ADVERSELY AFFECT OUR RESULTS

Our future effective tax rates could be adversely affected by earnings being lower than anticipated in countries where we have lower statutory rates, changes in the valuation of our deferred tax assets and liabilities, or by changes in tax laws or interpretations thereof.

OUR BUSINESS AND OPERATIONS ARE ESPECIALLY SUBJECT TO THE RISKS OF EARTHQUAKES, FLOODS, AND OTHER NATURAL CATASTROPHIC EVENTS

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

MANMADE PROBLEMS SUCH AS COMPUTER VIRUSES OR TERRORISM MAY DISRUPT OUR OPERATIONS AND HARM OUR OPERATING RESULTS

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

WE ARE EXPOSED TO FLUCTUATIONS IN THE MARKET VALUES OF OUR PORTFOLIO INVESTMENTS AND IN INTEREST RATES; IMPAIRMENT OF OUR INVESTMENTS COULD HARM OUR EARNINGS

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

RISK FACTORS

decline in fair value of our publicly traded equity investments below the cost basis when the decline is judged to be other-than-temporary. For information regarding the sensitivity of and risks associated with the market value of portfolio investments and interest rates, refer to section titled “Quantitative and Qualitative Disclosures About Market Risk” included in this Report and in our Annual Report on Form 10-K, as amended, for the fiscal year ended July 27, 2002. Furthermore, our equity investments in both publicly traded companies and private companies are subject to risk of loss of investment capital. These investments are inherently risky as the market for the technologies or products they have under development are typically in the early stages and may never materialize. We could lose our entire investment in these companies.

IF WE DO NOT SUCCESSFULLY MANAGE OUR STRATEGIC ALLIANCES WE MAY EXPERIENCE INCREASED COMPETITION OR DELAYS IN PRODUCT DEVELOPMENT

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

CHANGES IN TELECOMMUNICATIONS REGULATION AND TARIFFS COULD HARM OUR PROSPECTS AND FUTURE SALES

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

We maintain an investment portfolio of various holdings, types, and maturities. These securities are generally classified as available for sale and, consequently, are recorded on the Consolidated Balance Sheets at fair value with unrealized gains or losses reported as a separate component of accumulated other comprehensive income (loss), net of tax. Part of this portfolio includes equity investments in several publicly traded companies, the values of which are subject to market price volatility. During the first six months of fiscal 2003 and 2002, we recognized a charge of $412 million and $858 million, pre-tax, respectively, attributable to the impairment of certain publicly traded equity securities (see Note 7 to the Consolidated Financial Statements). The impairment charges were related to the decline in the fair value of certain publicly traded equity investments below their cost basis that were judged to be other-than-temporary.

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

Readers are referred to pages 23 to 24 of the fiscal 2002 Annual Report to Shareholders for a more detailed discussion of quantitative and qualitative disclosures about market risk. The following analysis presents the hypothetical changes in fair value of public equity investments that are sensitive to changes in the stock market (in millions):

	Valuation of Securities				Valuation of Securities
	Given X% Decrease			Fair Value	Given X% Increase
	in Each Stock's Price			as of	in Each Stock's Price
				January 25,
	(75%)	(50%)	(25%)	2003	25%	50%	75%

Corporate equities	$131	$261	$392	$522	$653	$783	$914

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

Our evaluation of equity investments in private and public companies is based on the fundamentals of the business, including among other factors, the nature of their technologies, and potential for financial return to us.

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

We are subject to legal proceedings, claims, and litigation arising in the ordinary course of business. While the outcome of these matters is currently not determinable, we do not expect that the ultimate costs to resolve these matters will have a material adverse effect on our consolidated financial position, results of operations, or cash flows.

Beginning on April 20, 2001, a number of purported shareholder class action lawsuits were filed in the United States District Court for the Northern District of California against us and certain of our officers and directors. The lawsuits have been consolidated, and the consolidated action is purportedly brought on behalf of those who purchased our publicly traded securities between August 10, 1999 and February 6, 2001. Plaintiffs allege that defendants have made false and misleading statements, purport to assert claims for violations of the federal securities laws, and seek unspecified compensatory damages and other relief. We believe the claims are without merit and intend to defend the actions vigorously.

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

On December 20, 2002, we issued an aggregate of 650,411 shares of our common stock in connection with the acquisition of Psionic Software, Inc. On October 1, 2002, we issued an aggregate of 9,094,039 shares of our common stock in connection with the acquisition of AYR Networks, Inc. On August 29, 2002, we issued an aggregate of 2,716,241 shares of our common stock in connection with the acquisition of AuroraNetics, Inc. On July 18, 2002, we issued an aggregate of 3,074,603 shares of our common stock in connection with the acquisition of Allegro Systems, Inc. On June 26, 2002, we issued an aggregate of 5,639,404 shares of our common stock in connection with the acquisition of Navarro Networks, Inc. On June 24, 2002, we issued an aggregate of 9,768,288 shares of our common stock in connection with the acquisition of Hammerhead Networks, Inc. The offer and sale of the securities were effected without registration in reliance on the exemption afforded by Section 3(a)(10) of the Securities Act of 1933, as amended. The issuances were approved, after a hearing upon the fairness of the terms and conditions of the transaction, by the California Department of Corporations under authority to grant such approval as expressly authorized by the laws of the State of California.

Item 4.	Submission of Matters to a Vote of Security Holders

We held our Annual Meeting of Shareholders on November 19, 2002. At the meeting, our shareholders voted on the following five proposals and cast their votes as follows:

Proposal 1: To elect as the following nominees as directors:

Nominee	For	Withheld

Carol A. Bartz	5,825,057,785	235,071,548
Larry R. Carter	5,984,438,684	75,690,649
John T. Chambers	5,988,006,165	72,123,168
Carleton S. Fiorina	5,978,077,069	82,052,264
Dr. James F. Gibbons	5,826,292,787	233,836,546
Dr. John L. Hennessy	5,892,019,423	168,109,910
James C. Morgan	5,828,480,295	231,649,038
John P. Morgridge	5,987,481,484	72,647,849
Arun Sarin	5,749,619,051	310,510,282
Donald T. Valentine	5,984,564,539	75,564,794
Steven M. West	5,751,413,881	308,715,452
Jerry Yang	5,750,272,941	309,856,392

Proposal 2: To ratify the appointment of PricewaterhouseCoopers LLP as our independent accountants for the fiscal year ending July 26, 2003:

			Broker
For	Against	Abstentions	Non-Votes

5,551,815,923	469,121,541	39,075,244	116,625

Proposal 3: A shareholder proposal that our board of directors adopt a policy to cap fees for non-audit services provided by our independent auditor to 25% of aggregate fees paid to our independent auditor:

			Broker
For	Against	Abstentions	Non-Votes

424,927,748	3,436,630,803	169,968,608	2,028,602,174

Proposal 4: A shareholder proposal that a vote be given to the shareholders to declare a quarterly dividend:

			Broker
For	Against	Abstentions	Non-Votes

278,978,490	3,676,189,213	76,377,966	2,028,583,664

Proposal 5: A shareholder proposal that our board of directors prepare a report every fiscal year describing certain capabilities of our hardware and software sold to government agencies and state-owned communications or information technology entities

			Broker
For	Against	Abstentions	Non-Votes

141,495,666	3,681,601,884	208,452,884	2,028,578,899

Item 6.	Exhibits and Reports on Form 8-K

(a)	Exhibits

The following documents are filed as Exhibits to this Report:

99.1	Certification of Principal Executive Officer

99.2	Certification of Principal Financial Officer

(b)	Reports on Form 8-K

We filed one report on Form 8-K during the quarter ended January 25, 2003 as follows:

Date	Item Reported On

December 27, 2002	Item 5. On December 23, 2002, we announced that we had completed the acquisition of Psionic Software, Inc.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Cisco Systems, Inc.

Date: February 19, 2003	By	/s/ Larry R. Carter

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

4.     The Registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

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

5.     The Registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the Registrant’s auditors and the audit committee of Registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant’s ability to record, process, summarize and report financial data and have identified for the Registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant’s internal controls; and

6.     The Registrant’s other certifying officer and I have indicated in this Quarterly Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 20, 2003

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

4.     The Registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

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

5.     The Registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the Registrant’s auditors and the audit committee of Registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant’s ability to record, process, summarize and report financial data and have identified for the Registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant’s internal controls; and

6.     The Registrant’s other certifying officer and I have indicated in this Quarterly Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 19, 2003

/s/    Larry R. Carter

Larry R. Carter

Senior Vice President, Finance and Administration,

Chief Financial Officer and Secretary

(Principal Financial Officer)

EXHIBIT INDEX

EXHIBIT
NO.

99.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002