Form 10-Q
period 2003-04-26
CISCO SYSTEMS INC
filed 2003-05-19
CIK 858877

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 26, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                          to

Commission file number 0-18225

CISCO SYSTEMS, INC.

(Exact name of Registrant as specified in its charter)

California	77-0059951
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

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

As of May 14, 2003, 7,018,744,853 shares of the Registrant’s common stock were outstanding.

Cisco Systems, Inc.

FORM 10-Q for the Quarter Ended April 26, 2003

PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements

Cisco Systems, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions, except per-share amounts)

(Unaudited)

	Three Months Ended		Nine Months Ended
	April 26, 2003	April 27, 2002	April 26, 2003	April 27, 2002
NET SALES:
Product	$3,799	$3,993	$11,703	$11,671
Services	819	829	2,473	2,415

Total net sales	4,618	4,822	14,176	14,086

COST OF SALES:
Product	1,086	1,515	3,467	4,608
Services	263	239	765	748

Total cost of sales	1,349	1,754	4,232	5,356

GROSS MARGIN	3,269	3,068	9,944	8,730

OPERATING EXPENSES:
Research and development	725	838	2,375	2,617
Sales and marketing	1,019	1,063	3,092	3,230
General and administrative	184	164	512	463
Amortization of purchased intangible assets	92	129	284	411
In-process research and development	3	—	3	37

Total operating expenses	2,023	2,194	6,266	6,758

OPERATING INCOME	1,246	874	3,678	1,972
Interest income	161	220	514	687
Other loss, net	(26)	(70)	(552)	(1,046)

INCOME BEFORE PROVISION FOR INCOME TAXES	1,381	1,024	3,640	1,613
Provision for income taxes	394	295	1,044	492

NET INCOME	$987	$729	$2,596	$1,121

Net income per share—basic	$0.14	$0.10	$0.36	$0.15

Net income per share—diluted	$0.14	$0.10	$0.36	$0.15

Shares used in per-share calculation—basic	7,062	7,306	7,165	7,310

Shares used in per-share calculation—diluted	7,158	7,454	7,257	7,473

See Notes to Consolidated Financial Statements	3

Cisco Systems, Inc.

CONSOLIDATED BALANCE SHEETS

(In millions, except par value)

(Unaudited)

	April 26, 2003	July 27, 2002
ASSETS
Current assets:
Cash and cash equivalents	$3,940	$9,484
Short-term investments	4,048	3,172
Accounts receivable, net of allowance for doubtful accounts of $274 at April 26, 2003 and $335 at July 27, 2002	1,157	1,105
Inventories	765	880
Deferred tax assets	1,935	2,030
Lease receivables, net	181	239
Prepaid expenses and other current assets	595	523

Total current assets	12,621	17,433
Investments	12,328	8,800
Property and equipment, net	3,805	4,102
Goodwill	3,813	3,565
Purchased intangible assets, net	551	797
Lease receivables, net	48	39
Other assets	3,090	3,059

TOTAL ASSETS	$36,256	$37,795

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$480	$470
Income taxes payable	544	579
Accrued compensation	1,293	1,365
Deferred revenue	2,954	3,143
Other accrued liabilities	2,220	2,496
Restructuring liabilities	304	322

Total current liabilities	7,795	8,375
Deferred revenue	805	749

Total liabilities	8,600	9,124

Commitments and contingencies (Note 6)
Minority interest	11	15
Shareholders’ equity:
Preferred stock, no par value: 5 shares authorized; none issued and outstanding	—	—
Common stock and additional paid-in capital, $0.001 par value: 20,000 shares authorized; 7,018 and 7,303 shares issued and outstanding at April 26, 2003 and July 27, 2002, respectively	20,592	20,950
Retained earnings	6,767	7,733
Accumulated other comprehensive income (loss)	286	(27)

Total shareholders’ equity	27,645	28,656

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$36,256	$37,795

See Notes to Consolidated Financial Statements	4

Cisco Systems, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

(Unaudited)

	Nine Months Ended
	April 26, 2003	April 27, 2002

Cash flows from operating activities:
Net income	$2,596	$1,121
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,166	1,353
Provision for doubtful accounts	94	91
Provision for on-hand inventory	26	150
Deferred income taxes	131	(373)
Tax benefits from employee stock option plans	19	51
In-process research and development	3	25
Net (gains) losses on investments and provision for losses	523	1,076
Change in operating assets and liabilities:
Accounts receivable	(142)	385
Inventories	89	665
Prepaid expenses and other current assets	(79)	(20)
Accounts payable	10	(208)
Income taxes payable	(319)	51
Accrued compensation	(72)	208
Deferred revenue	(133)	619
Other accrued liabilities	(203)	(171)
Restructuring liabilities	(18)	(45)

Net cash provided by operating activities	3,691	4,978

Cash flows from investing activities:
Purchases of short-term investments	(6,759)	(4,166)
Proceeds from sales and maturities of short-term investments	7,346	4,702
Purchases of investments	(13,024)	(13,600)
Proceeds from sales and maturities of investments	7,975	10,658
Purchases of restricted investments	—	(291)
Proceeds from sales and maturities of restricted investments	—	1,471
Acquisition of property and equipment	(504)	(2,243)
Acquisition of businesses, net of cash and cash equivalents	3	14
Change in lease receivables, net	49	344
Purchases of investments in privately held companies	(141)	(52)
Lease deposits	—	320
Purchase of minority interest of Cisco Systems, K.K. (Japan)	(59)	(91)
Other	126	98

Net cash used in investing activities	(4,988)	(2,836)

Cash flows from financing activities:
Issuance of common stock	279	431
Repurchase of common stock	(4,549)	(952)
Other	23	(1)

Net cash used in financing activities	(4,247)	(522)

Net (decrease) increase in cash and cash equivalents	(5,544)	1,620
Cash and cash equivalents, beginning of period	9,484	4,873

Cash and cash equivalents, end of period	$3,940	$6,493

See Notes to Consolidated Financial Statements	5

Cisco Systems, Inc.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In millions)

(Unaudited)

Nine Months Ended April 27, 2002	Shares of Common Stock	Common Stock and Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
BALANCE AT JULY 28, 2001	7,324	$20,051	$7,344	$(275)	$27,120
Net income	—	—	1,121	—	1,121
Change in unrealized gains and losses on investments, net of tax	—	—	—	382	382
Other	—	—	—	(3)	(3)

Comprehensive income					1,500

Issuance of common stock	50	431	—	—	431
Repurchase of common stock	(61)	(171)	(781)	—	(952)
Tax benefits from employee stock option plans	—	51	—	—	51
Purchase acquisitions	8	128	—	—	128
Amortization of deferred stock-based compensation	—	141	—	—	141

BALANCE AT APRIL 27, 2002	7,321	$20,631	$7,684	$104	$28,419

Nine Months Ended April 26, 2003	Shares of Common Stock	Common Stock and Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
BALANCE AT JULY 27, 2002	7,303	$20,950	$7,733	$(27)	$28,656
Net income	—	—	2,596	—	2,596
Change in unrealized gains and losses on investments, net of tax	—	—	—	294	294
Other	—	—	—	19	19

Comprehensive income					2,909

Issuance of common stock	35	279	—	—	279
Repurchase of common stock	(341)	(987)	(3,562)	—	(4,549)
Tax benefits from employee stock option plans	—	19	—	—	19
Purchase acquisitions	21	227	—	—	227
Amortization of deferred stock-based compensation	—	104	—	—	104

BALANCE AT APRIL 26, 2003	7,018	$20,592	$6,767	$286	$27,645

See Notes to Consolidated Financial Statements	6

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

Basis of Presentation

The accompanying financial data as of April 26, 2003 and for the three and nine months ended April 26, 2003 and April 27, 2002 has been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The July 27, 2002 Consolidated Balance Sheet was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and the notes thereto, included in the Company’s Annual Report on Form 10-K, as amended, for the fiscal year ended July 27, 2002.

In the opinion of management, all adjustments (which include normal recurring adjustments, except as disclosed herein) necessary to present a fair statement of financial position as of April 26, 2003, results of operations for the three and nine months ended April 26, 2003 and April 27, 2002, cash flows and shareholders’ equity for the nine months ended April 26, 2003 and April 27, 2002, as applicable, have been made. The results of operations for the three and nine months ended April 26, 2003 are not necessarily indicative of the operating results for the full fiscal year or any future periods.

Employee Stock Option Plans

Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure an Amendment of FASB Statement No. 123”, amends the disclosure requirements of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), to require more prominent

Cisco Systems, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

disclosures in both annual and interim financial statements regarding the method of accounting for stock-based employee compensation and the effect of the method used on reported results.

The Company accounts for stock-based awards to employees and directors using the intrinsic value method of accounting in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). Under the intrinsic value method, because the exercise price of the Company’s employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized in the Company’s Consolidated Statements of Operations.

The Company is required under SFAS 123, to disclose pro forma information regarding option grants made to its employees based on specified valuation techniques that produce estimated compensation charges. The pro forma information is as follows (in millions, except per-share amounts):

	Three Months Ended April 26, 2003	Three Months Ended April 27, 2002	Nine Months Ended April 26, 2003	Nine Months Ended April 27, 2002
Net income—as reported	$987	$729	$2,596	$1,121
Compensation expense, net of tax	(291)	(372)	(972)	(1,144)

Net income (loss)—pro forma	$696	$357	$1,624	$(23)

Basic net income per share—as reported	$0.14	$0.10	$0.36	$0.15

Diluted net income per share—as reported	$0.14	$0.10	$0.36	$0.15

Basic net income (loss) per share—pro forma	$0.10	$0.05	$0.23	$0.00

Diluted net income (loss) per share—pro forma	$0.10	$0.05	$0.22	$0.00

For additional information regarding pro forma information, see Note 8 to the Consolidated Financial Statements.

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

Cisco Systems, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Recent Accounting Pronouncements

Consolidation of Variable Interest Entities

Financial Accounting Standards Board Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”), was issued in January 2003. FIN 46 requires that if an entity is the primary beneficiary of a variable interest entity, the assets, liabilities and results of operations of the variable interest entity should be included in the Consolidated Financial Statements of the entity. The provisions of FIN 46 are effective immediately for all arrangements entered into after January 31, 2003. The Company has not invested in any variable interest entities after January 31, 2003. For those arrangements entered into prior to January 31, 2003, the provisions of FIN 46 are required to be adopted at the beginning of the first interim or annual period beginning after June 15, 2003.

As discussed in Note 6 to the Consolidated Financial Statements, the Company has invested in Andiamo Systems, Inc. (“Andiamo”), a storage switch developer. This investment was made in April 2001 in the form of an $84 million debt instrument. In connection with this investment, Cisco obtained a call option that provided the Company the right to purchase Andiamo. The purchase price under the call option is based on a valuation of Andiamo using a negotiated formula, further described in Note 6 to the Consolidated Financial Statements. On August 19, 2002, the Company entered into a definitive agreement to acquire Andiamo, which represents the Company’s exercise of its rights under the call option. The Company also entered into a commitment to provide non-convertible debt funding to Andiamo of approximately $100 million through the close of the acquisition.

The Company has evaluated its debt investment in Andiamo and has determined that Andiamo is a variable interest entity under FIN 46. The Company has concluded that it is the primary beneficiary as defined by FIN 46 and, as a result, the Company is required to consolidate Andiamo beginning the first day of the first quarter of fiscal 2004. To date, the Company has expensed substantially its entire investment in Andiamo as research and development costs, as if such expenses constituted the development costs of the Company.

FIN 46 will require Cisco to account for Andiamo as if it had consolidated it since the Company’s initial investment in April 2001. If the Company consolidated Andiamo from the date of its initial investment, the Company would be required to account for the call option as a repurchase right. Under Financial Accounting Standards Board Interpretation No. 44, “Accounting for Certain Transactions Involving Stock Compensation” (“FIN 44”), and related interpretations, variable accounting is required for substantially all Andiamo employee stock and options because the ending purchase price is primarily derived from a revenue-based formula. Therefore, beginning in the first quarter of fiscal 2004, the Company will revalue the stock and options of Andiamo each quarter based on an independent valuation of Andiamo until the completion of the acquisition which is expected in the third quarter of fiscal 2004, but no later than July 31, 2004.

Cisco Systems, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Consequently, on July 27, 2003, the first day of fiscal 2004, Cisco will record a non-cash cumulative charge based on the adoption of FIN 46, in the range of $200 million to $500 million (the variable compensation from April 2001 through July 2003). This will be reported as a separate line item in the Consolidated Statements of Operations, net of tax. The charge will be based on the value of the Andiamo employee stock and options and their expected vesting upon FIN 46 adoption pursuant to the independent evaluation, and does not necessarily reflect the value of Andiamo as a whole nor indicate the expected valuation of Andiamo upon acquisition. Subsequent to the adoption of FIN 46, changes to the value of Andiamo will result in adjustments to the non-cash stock compensation charge based upon the expected vesting of the employee stock and options and will be reflected as operating expenses. These adjustments will be recorded commencing in the first quarter of fiscal 2004 and continue until such time as the acquisition of Andiamo is completed, which is expected to close in the third quarter of fiscal 2004, but no later than July 31, 2004. These adjustments will be based on changes in the valuation of Andiamo using the negotiated formula. The value computed under the negotiated formula is largely based on revenues derived from specific storage switch products.

Excluding the non-cash stock compensation cumulative charge and any future non-cash variable stock compensation adjustments, the impact of consolidating Andiamo will not materially affect the Company’s operating results or financial condition. Other than the investment in Andiamo, the Company does not anticipate that the adoption of FIN 46 will have a material impact on its operating results or financial condition.

Accounting for Derivative Instruments and Hedging Activities

Statement of Financial Accounting Standards No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (“SFAS 149”) was issued in April 2003. SFAS 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities”. SFAS 149 is generally effective for derivative instruments, including derivative instruments embedded in certain contracts, entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The Company does not expect the adoption of SFAS 149 to have a material impact on its operating results or financial condition.

Reclassifications

Certain reclassifications have been made to prior period balances in order to conform to the current period presentation.

Cisco Systems, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3.     Business Combinations

The Company completed three acquisitions during the first nine months of fiscal 2003. During the first quarter of fiscal 2003, the Company completed the acquisition of AYR Networks, Inc. to augment the continued evolution of Cisco IOS Software, the network systems software for the Company’s routing and switching platforms. During the second quarter of fiscal 2003, the Company completed the acquisition of Psionic Software, Inc. to complement its continued development of network security software in the vulnerability assessment and management security services areas. During the third quarter of fiscal 2003, the Company completed the acquisition of Okena, Inc. to further enhance its security portfolio of network-integrated solutions and appliances for Virtual Private Networks (“VPN”), firewalling, intrusion protection and security management. A summary of the purchase acquisitions completed in the first nine months is summarized as follows (in millions):

Acquired Company	Shares Issued	Consideration Including Assumed Liabilities	In-Process R&D Expense	Goodwill	Purchased Intangible Assets
AYR Networks, Inc.	9	$97	$—	$59	$—
Psionic Software, Inc.	1	13	—	8	5
Okena, Inc.	9	160	3	96	45

Total	19	$270	$3	$163	$50

The purchase prices of all acquisitions were also allocated to tangible assets and deferred stock-based compensation.

As of April 26, 2003 and July 27, 2002, the Company’s total remaining unamortized deferred stock-based compensation was $125 million and $182 million, respectively, and was reflected as a debit to additional paid-in capital in the Consolidated Statements of Shareholders’ Equity for all acquisitions to date. Deferred stock-based compensation represents the intrinsic value of the unvested portion of the restricted shares exchanged or options assumed and is amortized as compensation cost over the remaining future vesting period of the restricted shares exchanged or stock options assumed of each acquired company. Additions to deferred stock-based compensation, net of canceled unvested options, in the first nine months of fiscal 2003 were $47 million. The amortization of deferred stock-based compensation, in the first nine months of fiscal 2003 was $104 million.

The Company’s methodology for allocating the purchase price to in-process research and development (“in-process R&D”) is determined through established valuation techniques in the high-technology communications equipment industry and expensed upon acquisition because technological feasibility has not been established and no future alternative uses exist. Total in-process R&D expense for the first nine months of fiscal 2003 and 2002 was $3 million and $37 million, respectively. The in-process R&D expense that was attributable to stock consideration for the first nine months of fiscal 2003 and 2002 was $3 million and $25 million, respectively.

Cisco Systems, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table presents details of the purchased intangible assets acquired during the first nine months of fiscal 2003 (in millions, except number of years):

	Psionic Software, Inc.		Okena, Inc.
	Estimated Useful Life (in Years)	Amount	Estimated Useful Life (in Years)	Amount
Technology	3.0	$5	4.5	$38
Other	—	—	2.5	7

		$5		$45

The Consolidated Financial Statements include the operating results of each business from the date of acquisition. Pro forma results of operations have not been presented because the effects of these acquisitions were not material on either an individual or aggregate basis to the Company’s results.

The Company acquired AuroraNetics, Inc. in the first quarter of fiscal 2002. During the first nine months of fiscal 2003, the Company issued approximately 2.7 million shares of common stock with a value of $39 million to the former shareholders of AuroraNetics, Inc., as a result of the achievement of certain agreed-upon milestones. Such amounts were allocated to goodwill and deferred stock-based compensation totaling $31 million and $8 million, respectively. The Company may also be required to issue up to an additional 2.7 million shares of common stock to such former shareholders under the terms of the definitive acquisition agreement, if certain other agreed-upon milestones are achieved.

The following tables present details of the Company’s total purchased intangible assets (in millions):

April 26, 2003	Gross	Accumulated Amortization	Net
Technology	$771	$(420)	$351
Technology licenses	523	(414)	109
Patents	115	(68)	47
Other	142	(98)	44

Total	$1,551	$(1,000)	$551

July 27, 2002	Gross	Accumulated Amortization	Net
Technology	$893	$(429)	$464
Technology licenses	523	(323)	200
Patents	128	(54)	74
Other	135	(76)	59

Total	$1,679	$(882)	$797

Cisco Systems, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The estimated future amortization expense of purchased intangible assets as of April 26, 2003 is as follows (in millions):

Fiscal Year:	Amount
2003 (remaining three months)	$78
2004	237
2005	171
2006	54
2007	9
2008	2

Total	$551

The following table presents the changes in goodwill allocated to the Company’s reportable segments during the first nine months of fiscal 2003 (in millions):

	Balance at July 27, 2002	Acquired	Balance at April 26, 2003
Americas	$2,335	$97	$2,432
EMEA	593	61	654
Asia Pacific	140	21	161
Japan	497	69	566

Total	$3,565	$248	$3,813

In the first nine months of fiscal 2003, the Company purchased a portion of the minority interest of Cisco Systems, K.K. (Japan). As a result, the Company increased its ownership from 92.4% to 94.8% of the voting rights of Cisco Systems, K.K. (Japan) and recorded goodwill of $54 million.

Cisco Systems, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

4.    Restructuring Costs and Other Special Charges

On April 16, 2001, the Company announced a restructuring program, which included a worldwide workforce reduction, consolidation of excess facilities, and restructuring of certain business functions. The following table summarizes the activity related to the liability for restructuring costs and other special charges as of April 26, 2003 (in millions):

	Workforce Reduction	Consolidation of Excess Facilities and Other Charges (3)	Impairment of Goodwill and Purchased Intangible Assets	Total
Initial charge in the third quarter of fiscal 2001	$397	$484	$289	$1,170
Noncash charges	(71)	(141)	(289)	(501)
Cash payments	(265)	(18)	—	(283)

Balance at July 28, 2001	61	325	—	386

Adjustments (1)	(35)	128	—	93
Cash payments	(26)	(131)	—	(157)

Balance at July 27, 2002	—	322	—	322

Adjustments (2)	—	40	—	40
Cash payments	—	(58)	—	(58)

Balance at April 26, 2003	$—	$304	$—	$304

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

Note 2: During the first nine months of fiscal 2003, the Company increased the restructuring liabilities related to the consolidation of excess facilities and other charges by $40 million, which was recorded during the first quarter of fiscal 2003, due to changes in real estate market conditions. The increase in restructuring liabilities was recorded as research and development ($16 million), sales and marketing ($16 million), general and administrative ($4 million) expenses and cost of sales ($4 million) in the Consolidated Statements of Operations.

Note 3: Amounts related to the net lease expense due to the consolidation of excess facilities will be paid over the respective lease terms through fiscal 2010.

Cisco Systems, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

5.    Balance Sheet Details

The following tables provide details of selected balance sheet items (in millions):

	April 26, 2003	July 27 , 2002
Inventories:
Raw materials	$51	$38
Work in process	259	297
Finished goods	422	490
Demonstration systems	33	55

Total	$765	$880

Property and equipment, net:
Land, buildings, and leasehold improvements	$3,384	$3,352
Computer equipment and related software	1,112	1,021
Production, engineering, and other equipment	2,267	2,061
Operating lease assets	588	505
Furniture and fixtures	348	366

	7,699	7,305
Less, accumulated depreciation and amortization	(3,894)	(3,203)

Total	$3,805	$4,102

Other assets:
Deferred tax assets	$1,440	$1,663
Investments in privately held companies	529	477
Income tax receivable	727	392
Structured loans, net	47	61
Other	347	466

Total	$3,090	$3,059

Deferred revenue:
Services	$2,351	$2,207
Product	1,408	1,685

Total	3,759	3,892
Less, current portion	(2,954)	(3,143)

Non-current deferred revenue	$805	$749

Cisco Systems, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

6.    Commitments and Contingencies

Leases

The Company leases office space in numerous U.S. locations, as well as locations elsewhere in the Americas International; Europe, the Middle East, and Africa (“EMEA”); Asia Pacific; and Japan. Future annual minimum lease payments under all noncancelable operating leases with an initial term in excess of one year as of April 26, 2003 were as follows (in millions):

Fiscal Year:	Amount
2003 (remaining three months)	$73
2004	265
2005	226
2006	173
2007	136
Thereafter	745

Total	$1,618

Guarantees and Product Warranties

Financial Accounting Standards Board Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”), requires that upon issuance of a guarantee, the guarantor must disclose and recognize a liability for the fair value of the obligation it assumes under that guarantee. The initial recognition and measurement requirement of FIN 45 is effective for guarantees issued or modified after December 31, 2002. As of April 26, 2003, the Company’s guarantees that were issued or modified after December 31, 2002 were not material.

The disclosure requirements of FIN 45 are effective for interim and annual periods ending after December 15, 2002, and are applicable to the Company’s product warranty liability and certain guarantees issued before December 31, 2002. The Company’s guarantees issued before December 31, 2002, which would have been disclosed in accordance with the disclosure requirements of FIN 45, were not material. As of April 26, 2003 and July 27, 2002, the Company’s product warranty liability was $246 million and $242 million, respectively. The following table summarizes the activity related to the product warranty liability during the nine month period ended April 26, 2003 (in millions):

Amount
Balance at July 27, 2002	$242
Accrual for warranties issued during the period	270
Payments	(266)

Balance at April 26, 2003	$246

Cisco Systems, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The Company accrues for product warranty costs based on historical trends in product failure rates and the expected material and labor costs to provide warranty services. The products sold are generally covered by a warranty for periods of 90 days, one year, five years and limited lifetime.

In the normal course of business, the Company indemnifies other parties, including customers, lessors and parties to other transactions with the Company, with respect to certain matters. The Company has agreed to hold the other party harmless against losses arising from a breach of representations or covenants, or out of intellectual property infringement or other claims made against certain parties. These agreements may limit the time within which an indemnification claim can be made and the amount of the claim. In addition, the Company has entered into indemnification agreements with its officers and directors and the Company’s bylaws contain similar indemnification obligations to the Company’s agents.

It is not possible to determine the maximum potential amount under these indemnification agreements due to the limited history of prior indemnification claims and the unique facts and circumstances involved in each particular agreement. Historically, payments made by the Company under these agreements have not had a material impact on the Company’s operating results or financial position.

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

The Company does not enter into foreign exchange forward contracts for trading purposes. Gains and losses on the contracts are included in other loss, net, in the Company’s Consolidated Statements of Operations and offset foreign exchange gains or losses from the revaluation of intercompany balances or other current assets, investments, and liabilities denominated in currencies other than the functional currency of the reporting entity. The Company’s foreign exchange forward contracts related to current assets and liabilities generally range from one to three months in original maturity. Additionally, the Company has entered into foreign exchange forward contracts related to long-term customer financings with maturities of up to two years. The foreign exchange contracts related to investments generally have maturities of less than one year.

The Company periodically hedges foreign currency forecasted transactions related to certain operating expenses with currency options. These transactions are designated as cash flow hedges. The effective portion of the derivative’s gain or loss is initially reported as a component of accumulated other comprehensive income (loss) and subsequently reclassified into earnings

Cisco Systems, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

when the hedged exposure affects earnings. The ineffective portion of the gain or loss is reported in earnings immediately. These currency option contracts generally have maturities of less than one year. The Company does not purchase currency options for trading purposes. Foreign exchange forward and option contracts as of April 26, 2003 are summarized as follows (in millions):

	Notional Amount	Fair Value

Forward contracts:
Purchased	$874	$(3)
Sold	$493	$(5)
Option contracts:
Purchased	$508	$24
Sold	$113	$—

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

In addition, beginning on April 23, 2001, a number of purported shareholder derivative lawsuits were filed in the Superior Court of California, County of Santa Clara and in the Superior Court of California, County of San Mateo. There is a procedure in place for the coordination of such actions. Two purported derivative suits have also been filed in the United States District Court for the Northern District of California, and those federal court actions have been consolidated. The consolidated federal court derivative action was dismissed by the court, and plaintiffs have appealed from that decision. The complaints in the various derivative actions include claims for breach of fiduciary duty, waste of corporate assets, mismanagement, unjust enrichment, and violations of the California Corporations Code; seek compensatory and other damages, disgorgement, and other relief; and are based on essentially the same allegations as the class actions.

Cisco Systems, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

In addition, the Company is subject to legal proceedings, claims, and litigation arising in the ordinary course of business. While the outcome of these matters is currently not determinable, the Company does not expect that the ultimate costs to resolve these matters will have a material adverse effect on the Company’s consolidated financial position, results of operations, or cash flows.

Investment in Andiamo Systems, Inc.

On August 19, 2002, Cisco entered into a definitive agreement to acquire privately held Andiamo. The acquisition of Andiamo is expected to close in the third quarter of fiscal 2004, but no later than July 31, 2004.

Under the terms of the agreement, common stock and options of Cisco will be exchanged for all outstanding shares and options of Andiamo not owned by Cisco at the closing of the acquisition. The amount of the purchase price for the remaining equity interests in Andiamo not then held by Cisco is not determinable at this time, but will be based primarily upon a formula-based valuation of Andiamo to be determined by applying a multiple to the actual, annualized revenue generated from sales by Cisco of products attributable to Andiamo during a three-month period shortly preceding the closing. Under its agreements with Andiamo, Cisco is the exclusive manufacturer and distributor of all Andiamo products. The multiple will be equal to Cisco’s average market capitalization during a specified period divided by Cisco’s annualized revenue for a three-month period prior to closing, subject to adjustment as follows: (i) if the multiple so calculated is less than 10, then the multiple to be used for purposes of determining the transaction price shall be the midpoint between 10 and the multiple so calculated; (ii) if the multiple so calculated is greater than 15, then the multiple to be used for purposes of determining the transaction price shall be the midpoint between 15 and the multiple so calculated. There is no minimum purchase price, and the maximum purchase price is limited to approximately $2.5 billion in shares of Cisco common stock valued at the time of closing. As discussed in Note 2 to the Consolidated Financial Statements, the adoption of FIN 46 will require the Company to account for Andiamo as if Cisco had consolidated Andiamo from the date of its initial investment.

The acquisition has received the required approvals from both companies and is subject to various closing conditions and approvals, including stockholder approval by Andiamo.

As of April 26, 2003, Cisco has made an $84 million investment in Andiamo in the form of convertible debt, which will be convertible into approximately 44% of the equity in Andiamo, subject to certain terms and conditions. Furthermore, Cisco is also committed to provide additional funding to Andiamo in the form of non-convertible debt through the closing of the acquisition of approximately $100 million, subject to periodic funding. As of April 26, 2003, the Company has funded $55 million of this additional non-convertible debt. Substantially all of Cisco’s investment in Andiamo has been expensed as research and development costs, as if such expenses constituted the development costs of the Company.

Cisco Systems, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Purchase Commitments with Contract Manufacturers and Suppliers

The Company uses several contract manufacturers and suppliers to provide manufacturing services for its products. During the normal course of business, in order to reduce manufacturing lead times and ensure adequate component supply, the Company enters into agreements with certain contract manufacturers and suppliers that allow them to procure inventory based upon criteria as defined by the Company. As of April 26, 2003, the Company has purchase commitments for inventory of approximately $738 million, compared with $825 million as of July 27, 2002.

Other Commitments

In fiscal 2001, the Company entered into an agreement to invest approximately $1.0 billion in venture funds managed by SOFTBANK Corp. and its affiliates (“SOFTBANK”). These venture funds are required to be funded upon demand by SOFTBANK. As of April 26, 2003, the Company has funded $209 million of this investment commitment, compared with $100 million as of July 27, 2002.

The Company provides structured financing to certain qualified customers to be used for the purchase of equipment and other needs through its wholly owned subsidiary, Cisco Systems Capital Corporation. As of April 26, 2003, the outstanding loan commitments were approximately $105 million, subject to customers satisfying certain financial covenants, of which approximately $46 million was eligible for draw down. As of July 27, 2002, the outstanding loan commitments were approximately $948 million, of which approximately $209 million was eligible for draw down. These loan commitments may be funded over a two- to three-year period provided that these customers achieve specific business milestones and satisfy certain financial covenants.

The Company has entered into several agreements to purchase or develop real estate, subject to the satisfaction of certain conditions. As of April 26, 2003, the total amount of commitments, if certain conditions are met, was approximately $70 million, compared with $491 million as of July 27, 2002.

As of April 26, 2003, the Company has a commitment of approximately $130 million to purchase the remaining portion of the minority interest of Cisco Systems, K.K. (Japan), compared with $190 million as of July 27, 2002.

The Company also has certain other funding commitments of approximately $126 million as of April 26, 2003 related to its privately held investments, compared with $152 million as of July 27, 2002.

Cisco Systems, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

7.    Shareholders’ Equity

Stock Repurchase Program

In September 2001, the Board of Directors authorized a stock repurchase program to acquire outstanding common stock. Under the program, up to $3 billion of Cisco common stock could be reacquired over two years. In August 2002, the Board of Directors increased Cisco’s stock repurchase program by $5 billion available for repurchase through September 12, 2003. In March 2003, the Board of Directors increased Cisco’s stock repurchase program by an additional $5 billion with no termination date.

During the first nine months of fiscal 2003, the Company repurchased and retired 341 million shares of Cisco common stock for an aggregate purchase price of $4.5 billion. As of April 26, 2003, the Company has repurchased and retired 465 million shares of Cisco common stock for an aggregate purchase price of $6.4 billion since inception of the program and the remaining authorized amount for stock repurchases under this program was $6.6 billion.

Comprehensive Income

The components of comprehensive income, net of tax, are as follows (in millions):

	Three Months Ended		Nine Months Ended
	April 26, 2003	April 27, 2002	April 26, 2003	April 27, 2002

Net income	$987	$729	$2,596	$1,121
Other comprehensive income (loss):
Change in unrealized gains and losses on investments, net of tax	(6)	(199)	294	382
Other	(3)	9	19	(3)

Total	$978	$539	$2,909	$1,500

The change in net unrealized gains and losses on investments of $294 million and $382 million, net of tax, during the first nine months of fiscal 2003 and 2002, respectively, was primarily due to the effects of the recognition of charges in the Consolidated Statements of Operations of $412 million and $858 million, pre-tax, respectively, attributable to the impairment of certain publicly traded equity securities during the first quarter periods. The impairment charges were related to the decline in the fair value of certain publicly traded equity investments below their cost basis that were judged to be other-than-temporary.

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

Distribution and Dilutive Effect of Options

The following table illustrates the grant dilution and exercise dilution (in millions, except percentages):

	Nine Months Ended April 26, 2003	Fiscal Year Ended July 27, 2002

Shares of common stock outstanding	7,018	7,303

Granted and assumed	176	282
Canceled	(44)	(82)

Net options granted	132	200

Grant dilution (1)	1.9%	2.7%

Exercised	25	54
Exercise dilution (2)	0.4%	0.7%

Note 1: The percentage for grant dilution is computed based on options granted and assumed less options canceled as a percentage of shares of common stock outstanding.

Note 2: The percentage for exercise dilution is computed based on options exercised as a percentage of shares of common stock outstanding.

Cisco Systems, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table summarizes the options granted to the Named Executive Officers during the periods indicated. The Named Executive Officers represent the Company’s Chief Executive Officer and the four other most highly paid executive officers whose salary and bonus for the Company’s fiscal year ended July 27, 2002 were in excess of $100,000.

	Nine Months Ended April 26, 2003	Fiscal Year Ended July 27, 2002
Options granted to the Named Executive Officers	4 million	10 million

Options granted to the Named Executive Officers as a % of net options granted	3.0%	5.0%

Options granted to the Named Executive Officers as a % of outstanding shares	0.06%	0.14%

Cumulative options held by Named Executive Officers as % of total options outstanding	4.5%	4.6%

Basic and diluted shares outstanding for the three and nine months ended April 26, 2003 were 7.2 billion shares and 7.3 billion shares, respectively. Diluted shares outstanding include the dilutive impact of in-the-money options, which is calculated based on the average share price for each fiscal period using the treasury stock method. Under the treasury stock method, the tax-effected proceeds that would be hypothetically received from the exercise of all in-the-money options are assumed to be used to repurchase shares. In the first nine months of fiscal 2003, the dilutive impact of in-the-money employee stock options was approximately 87 million shares or 1.2% of the average basic shares outstanding based on Cisco’s average share price of $13.16.

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

Cisco Systems, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

General Option Information

A summary of option activity follows (in millions, except per-share amounts):

	Options Available for Grant	Options Outstanding
		Number Outstanding	Weighted-Average Exercise Price per Share
BALANCE AT JULY 28, 2001	522	1,060	$29.41
Granted and assumed	(282)	282	17.72
Exercised	—	(54)	6.99
Canceled	82	(82)	36.94
Additional shares reserved	342	—	—

BALANCE AT JULY 27, 2002	664	1,206	27.17
Granted and assumed	(176)	176	11.61
Exercised	—	(25)	6.29
Canceled	44	(44)	32.60
Additional shares reserved	3	—	—

BALANCE AT APRIL 26, 2003	535	1,313	$25.30

The following table summarizes significant ranges of outstanding and exercisable options as of April 26, 2003 (shares and aggregate intrinsic value in millions, except number of years and per-share amounts):

	Options Outstanding				Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted- Average Remaining Contractual Life (in Years)	Weighted- Average Exercise Price per Share	Aggregate Intrinsic Value	Number Exercisable	Weighted- Average Exercise Price per Share	Aggregate Intrinsic Value
$0.01 – 6.21	154	2.66	$ 4.74	$1,478	148	$ 4.79	$1,413
6.22 – 11.78	145	6.05	9.56	693	70	9.31	352
11.79 – 13.04	147	6.46	12.67	245	74	12.34	148
13.05 – 16.15	201	7.42	15.63	21	57	15.78	1
16.16 – 20.53	176	7.24	19.25	—	59	18.97	—
20.54 – 35.91	146	5.15	28.02	—	126	27.90	—
35.92 – 50.38	137	6.46	49.10	—	69	48.82	—
50.39 – 54.53	141	5.70	54.37	—	89	54.37	—
54.54 – 72.56	66	6.11	63.95	—	39	64.15	—

Total	1,313	5.98	$25.30	$2,437	731	$25.33	$1,914

As of July 27, 2002, 634 million outstanding options were exercisable and the weighted average exercise price for exercisable options was $23.51. The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value based on Cisco’s closing stock price of $14.34 as of April 25, 2003, that would have been received by the option holders had all option holders exercised their options as of that date. The total number of in-the-money options exercisable as of April 26, 2003 was 295 million options.

Cisco Systems, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table presents the option exercises for the nine months ended April 26, 2003 and option values as of that date for the Named Executive Officers (in millions):

	Number of Shares Acquired on Exercise	Value Realized	Number of Securities Underlying Unexercised Options at April 26, 2003		Intrinsic Value of Unexercised In-the-Money Options at April 26, 2003
			Exercisable	Unexercisable	Exercisable	Unexercisable
Named Executive Officers	—	—	$41	$18	$165	$8

Pro forma Information

Pro forma information is as follows (in millions, except per-share amounts):

	Three Months Ended April 26, 2003	Three Months Ended April 27, 2002	Nine Months Ended April 26, 2003	Nine Months Ended April 27, 2002
Net income—as reported	$987	$729	$2,596	$1,121
Compensation expense, net of tax	(291)	(372)	(972)	(1,144)

Net income (loss)—pro forma	$696	$357	$1,624	$(23)

Basic net income per share—as reported	$0.14	$0.10	$0.36	$0.15

Diluted net income per share—as reported	$0.14	$0.10	$0.36	$0.15

Basic net income (loss) per share—pro forma	$0.10	$0.05	$0.23	$0.00

Diluted net income (loss) per share—pro forma	$0.10	$0.05	$0.22	$0.00

The value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Employee Stock Option Plans
	Three Months Ended April 26, 2003	Three Months Ended April 27, 2002	Nine Months Ended April 26, 2003	Nine Months Ended April 27, 2002
Expected dividend	0.0%	0.0%	0.0%	0.0%
Risk-free interest rate	3.2%	4.8%	3.2%	4.7%
Expected volatility	45.4%	47.4%	45.8%	47.4%
Expected life (in years)	5.7	5.6	5.8	5.5

The Black-Scholes option pricing model was developed for use in estimating the value of traded options that have no vesting restrictions and are fully transferable. In addition, option pricing models require the input of highly subjective assumptions including the expected stock price volatility. The Company uses projected data for expected volatility and expected life of its stock options based upon historical and other economic data trended into future years. Because the

Cisco Systems, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Company’s employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the estimate, in management’s opinion, the existing valuation models do not provide a reliable measure of the fair value of the Company’s employee stock options. Under the Black-Scholes option pricing model, the weighted-average estimated values of employee stock options granted during the three and nine months ended April 26, 2003 were $6.09 and $5.48, respectively, and the weighted-average estimated values of employee stock options granted during the three and nine months ended April 27, 2002 were $8.11 and $8.66 per share, respectively. The value of shares of common stock relating to the Employee Stock Purchase Plan included in compensation expense was not material.

9.    Income Taxes

The Company paid net income taxes of $1.2 billion and $744 million for the first nine months of fiscal 2003 and 2002, respectively. The Company’s income taxes currently payable for federal and state purposes have been reduced by the tax benefits from employee stock option transactions. These benefits totaled $19 million and $51 million in the first nine months of fiscal 2003 and 2002, respectively, and were reflected as a credit to additional paid-in capital in the Consolidated Statements of Shareholders’ Equity.

10.    Segment Information and Major Customers

The Company’s operations involve the design, development, manufacturing, marketing, and technical support of networking and communications products and services. Cisco products include routers, switches, access, and other networking equipment. These products, primarily integrated by Cisco IOS Software, link geographically dispersed LANs and WANs.

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

Cisco Systems, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Summarized financial information by theater for the third quarter and first nine months of fiscal 2003 and 2002, as taken from the internal management system previously discussed, is as follows (in millions):

	Three Months Ended		Nine Months Ended
	April 26, 2003	April 27, 2002	April 26, 2003	April 27, 2002
Net sales:
Americas	$2,526	$2,727	$7,853	$7,875
EMEA	1,294	1,304	3,900	3,860
Asia Pacific	459	432	1,437	1,351
Japan	339	359	986	1,000

Total	$4,618	$4,822	$14,176	$14,086

Gross margin:
Americas	$2,005	$2,105	$6,263	$5,900
EMEA	1,053	1,051	3,177	3,043
Asia Pacific	379	364	1,183	1,086
Japan	283	286	818	790

Standard margin	3,720	3,806	11,441	10,819
Production overhead	(138)	(129)	(414)	(480)
Manufacturing variances and other related costs	(313)	(609)	(1,083)	(1,609)

Total	$3,269	$3,068	$9,944	$8,730

The Company has reclassified net sales for each geographic theater for the nine months ended April 27, 2002 to reflect the breakdown of services revenue for EMEA, Asia Pacific and Japan theaters, all of which were previously included in the Americas theater in the first six months of fiscal 2002.

Cisco Systems, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table presents net sales for groups of similar products and services (in millions):

	Three Months Ended		Nine Months Ended
	April 26, 2003	April 27, 2002	April 26, 2003	April 27, 2002
Net sales:
Routers	$1,250	$1,437	$3,798	$4,300
Switches	1,882	1,898	5,775	5,511
Access	192	252	687	751
Other	475	406	1,443	1,109

Product	3,799	3,993	11,703	11,671
Services	819	829	2,473	2,415

Total	$4,618	$4,822	$14,176	$14,086

The majority of the Company’s assets as of April 26, 2003 and July 27, 2002 were attributable to its U.S. operations. In the third quarter and first nine months of fiscal 2003 and 2002, no single customer accounted for 10% or more of the Company’s net sales.

11.    Net Income per Share

The following table presents the calculation of basic and diluted net income per share (in millions, except per-share amounts):

	Three Months Ended		Nine Months Ended
	April 26, 2003	April 27, 2002	April 26, 2003	April 27, 2002
Net income	$987	$729	$2,596	$1,121

Weighted-average shares—basic	7,062	7,306	7,165	7,310
Effect of dilutive potential common shares	96	148	92	163

Weighted-average shares—diluted	7,158	7,454	7,257	7,473

Net income per share—basic	$0.14	$0.10	$0.36	$0.15

Net income per share—diluted	$0.14	$0.10	$0.36	$0.15

Dilutive potential common shares consist of employee stock options and restricted common stock. Employee stock options to purchase approximately 857 million shares and 724 million shares in the third quarter of fiscal 2003 and 2002, respectively, and 898 million shares and 653 million shares in the first nine months of fiscal 2003 and fiscal 2002, respectively, were outstanding, but were not included in the computation of diluted earnings per share because the exercise price of the stock options was greater than the average share price of the common shares and, therefore, the effect would have been antidilutive.

Cisco Systems, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

12.    Pending Business Combinations

In March 2003, the Company announced a definitive agreement to acquire SignalWorks, Inc. for a total purchase price of approximately $13.5 million payable in common stock. This acquisition will be accounted for as a purchase and closed on May 7, 2003.

In March 2003, the Company also announced a definitive agreement to acquire the business of The Linksys Group, Inc. and to assume all outstanding stock options for a total purchase price of approximately $500 million payable in common stock. This acquisition will be accounted for as an asset purchase and is expected to close in the fourth quarter of fiscal 2003.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Quarterly Report on Form 10-Q, including this Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements regarding future events and our future results that are based on current expectations, estimates, forecasts, and projections about the industries in which we operate and the beliefs and assumptions of our management. Words such as “expects,” “anticipates,” “targets,” “goals,” “projects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” variations of such words, and similar expressions are intended to identify such forward-looking statements. In addition, any statements which refer to projections of our future financial performance, our anticipated growth and trends in our businesses, and other characterizations of future events or circumstances, are forward-looking statements. Readers are cautioned that these forward-looking statements are only predictions and are subject to risks, uncertainties, and assumptions that are difficult to predict. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. Readers are referred to risks and uncertainties identified below, under “Risk Factors” and elsewhere herein. We undertake no obligation to revise or update publicly any forward-looking statements for any reason.

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

Inventory purchases are based upon future demand forecasts. If there were to be a sudden and significant decrease in demand for our products, or if there were a higher incidence of inventory obsolescence because of rapidly changing technology and customer requirements, we could be required to increase our inventory allowances and our gross margins could be adversely affected.

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

We have experienced significant volatility in the market prices of our publicly traded equity investments. These investments are recorded on the Consolidated Balance Sheets as of April 26, 2003 at a fair value of $554 million, compared with $567 million as of July 27, 2002. We recognize an impairment charge in the Consolidated Statements of Operations when the decline in the fair value of our publicly traded equity investments below their cost basis is judged to be other-than-temporary. We consider various factors in determining whether we should recognize an impairment charge including, but not limited to, the length of time and extent to which the fair value has been less than our cost basis, the financial condition and near-term prospects of the issuer, and our intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value. The ultimate value realized on these equity investments is subject to market price volatility until they are sold. We also have investments in privately held companies, many of which can still be considered in the start-up or development stages. These investments are inherently risky as the market for the technologies or products they have under development are typically in the early stages and may never materialize. As of April 26, 2003, the investments in privately held companies were $529 million, compared with $477 million as of July 27, 2002.

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

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Net Sales

We manage our business based on four geographic theaters: the Americas; EMEA; Asia Pacific; and Japan. Net sales, which include product and service revenue, for each theater are summarized in the following table (in millions):

	Three Months Ended		Nine Months Ended
	April 26, 2003	April 27, 2002	April 26, 2003	April 27, 2002
Net sales:
Americas	$2,526	$2,727	$7,853	$7,875
EMEA	1,294	1,304	3,900	3,860
Asia Pacific	459	432	1,437	1,351
Japan	339	359	986	1,000

Total	$4,618	$4,822	$14,176	$14,086

Net sales in the third quarter of fiscal 2003 decreased by $204 million or 4.2% from $4.8 billion in the third quarter of fiscal 2002 to $4.6 billion primarily related to the decrease in net product sales. The decrease in net product sales was due to the challenging global economic environment, geopolitical issues and continued constraints on information technology-related capital spending, in particular service provider customers. Net sales in the first nine months of fiscal 2003 increased by $90 million or 0.6% from the first nine months of fiscal 2002. The following table is a breakdown of net sales between product and service revenue (in millions):

	Three Months Ended		Nine Months Ended
	April 26, 2003	April 27, 2002	April 26, 2003	April 27, 2002
Net sales:
Product	$3,799	$3,993	$11,703	$11,671
Services	819	829	2,473	2,415

Total	$4,618	$4,822	$14,176	$14,086

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Net Product Sales

Net product sales in the third quarter of fiscal 2003 decreased by $194 million or 4.9% from $4.0 billion in the third quarter of fiscal 2002 to $3.8 billion. Net product sales in the first nine months of fiscal 2003 were $11.7 billion, compared with $11.7 billion in the first nine months of fiscal 2002. The following table is a breakdown of net product sales by theater (in millions):

	Three Months Ended		Nine Months Ended
	April 26, 2003	April 27, 2002	April 26, 2003	April 27, 2002
Net product sales:
Americas	$1,919	$2,113	$6,032	$6,104
EMEA	1,153	1,159	3,467	3,426
Asia Pacific	416	393	1,305	1,220
Japan	311	328	899	921

Total	$3,799	$3,993	$11,703	$11,671

Net product sales in the Americas theater consist of net product sales in the United States and Americas International, which includes Canada, Mexico and Latin America. Net product sales in the Americas theater in the third quarter of fiscal 2003 decreased by $194 million or 9.2%, compared with the third quarter of fiscal 2002. Net product sales in the United States were $1.7 billion in the third quarter of fiscal 2003, compared with $1.9 billion in the third quarter of fiscal 2002, a decrease of $207 million or 10.8%. Continued slowdown in the United States economy and the uncertainty regarding the war in Iraq may have adversely affected business confidence and information technology-related capital spending during the third quarter of fiscal 2003. Net product sales in the Americas International were $213 million for the third quarter of fiscal 2003, compared with $200 million in the third quarter of fiscal 2002, an increase of $13 million or 6.5%. Net product sales in the EMEA theater in the third quarter of fiscal 2003 decreased by $6 million or 0.5%, compared with the third quarter of fiscal 2002. Net product sales in the Asia Pacific theater in the third quarter of fiscal 2003 increased by $23 million or 5.9%, compared with the third quarter of fiscal 2002. Net product sales in Japan in the third quarter of fiscal 2003 decreased by $17 million or 5.2%, compared with the third quarter of fiscal 2002. The changes in net product sales in the Americas International, EMEA, Asia Pacific, and Japan theaters were not significant.

Net product sales in the Americas theater for the first nine months of fiscal 2003 decreased by $72 million or 1.2%, compared with the first nine months of fiscal 2002. Net product sales in the United States were $5.4 billion in the first nine months of fiscal 2003, compared with $5.4 billion in the first nine months of fiscal 2002, an increase of $8 million or 0.1%. Net product sales in the United States experienced modest growth due to sales to the United States federal government during the first quarter of fiscal 2003. Despite this modest growth, the slowdown in the economy, over-capacity, and constraints on information technology-related capital spending have continued to affect both enterprise and service provider customers, especially service provider customers. Net product sales in the Americas International were $586 million in the first nine months of fiscal 2003, compared with $666 million in the first nine months of fiscal 2002, a decrease of $80 million or 12.0%. Net product sales in the EMEA theater in the first nine months of fiscal 2003 increased by $41 million or 1.2%, compared with

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

the first nine months of fiscal 2002, as incumbent service providers began deploying products during the first quarter of fiscal 2003. Net product sales in the Asia Pacific theater in the first nine months of fiscal 2003 increased by $85 million or 7.0%, compared with the first nine months of fiscal 2002, due to infrastructure builds, broadband acceleration and investments by Asian telecom carriers. The change in net product sales for the Japan theater was not significant.

The following table presents net sales for groups of similar products (in millions):

	Three Months Ended		Nine Months Ended
	April 26, 2003	April 27, 2002	April 26, 2003	April 27, 2002
Net product sales:
Routers	$1,250	$1,437	$3,798	$4,300
Switches	1,882	1,898	5,775	5,511
Access	192	252	687	751
Other	475	406	1,443	1,109

Total	$3,799	$3,993	$11,703	$11,671

Net product sales related to routers, which represented 32.9% of our total product sales in the third quarter of fiscal 2003, decreased by $187 million or 13.0%, compared with the third quarter of fiscal 2002. The decrease in the third quarter of fiscal 2003, compared with the third quarter of fiscal 2002, was due to decreases in sales of mid-range and high-end routers. Net product sales related to routers in the first nine months of fiscal 2003 decreased by $502 million or 11.7%, compared with the first nine months of fiscal 2002. The decrease in the first nine months of fiscal 2003, compared with the first nine months of fiscal 2002, was primarily due to decreases in sales of mid-range and low-end routers.

Net product sales related to switches, which represented 49.5% of our total product sales in the third quarter of fiscal 2003 were $1.9 billion, compared with $1.9 billion in the third quarter of fiscal 2002. The sales in the third quarter of fiscal 2003, compared with the third quarter of fiscal 2002, reflect a decrease in sales of modular switches offset by increases in sales of fixed and WAN switches. Net product sales related to switches in the first nine months of fiscal 2003 increased by $264 million or 4.8%, compared with the first nine months of fiscal 2002. The increase in the first nine months of fiscal 2003, compared with the first nine months of fiscal 2002, was primarily due to increases in sales of fixed and WAN switches partially offset by a decrease in sales of modular switches.

Net product sales related to access products, which represented 5.1% of our total product sales in the third quarter of fiscal 2003, decreased by $60 million or 23.8%, compared with the third quarter of fiscal 2002. Net product sales related to access products in the first nine months of fiscal 2003 decreased by $64 million or 8.5%, compared with the first nine months of fiscal 2002. The decrease in the third quarter and first nine months of fiscal 2003, compared with the same periods in fiscal 2002 was primarily due to decreases in sales of Digital Subscriber Line and dial access products partially offset by an increase in sales of wireless LAN products.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Net product sales related to other products, which represented 12.5% of our total product sales in the third quarter of fiscal 2003, increased by $69 million or 17.0%, compared with the third quarter of fiscal 2002. The increase in the third quarter of fiscal 2003, compared with the third quarter of fiscal 2002, was due to increases in sales of IP telephony and content networking. Net product sales related to other products in the first nine months of fiscal 2003 increased by $334 million or 30.1%, compared with the first nine months of fiscal 2002. The increase in the first nine months of fiscal 2003, compared with the first nine months of fiscal 2002, was primarily due to increases in sales of IP telephony, content networking, security and network management products.

Net product sales may be adversely affected in the future by changes in the geopolitical environment and global economic conditions, sales cycles and implementation cycles of our products, changes in the mix of our customers between service provider and enterprise, changes in the mix of direct sales and indirect sales, variations in sales channels and final acceptance criteria of the product, system or solution as specified by the customer. Service provider customers typically have longer implementation cycles, require a broader range of service including design services and often have acceptance provisions, which can lead to a delay in revenue recognition. In order to improve customer satisfaction, we continue to attempt to reduce our manufacturing lead times, which may result in corresponding reductions in order backlog. A decline in backlog levels could result in more variability and less predictability in our quarter-to-quarter net sales and operating results. Net product sales may also be adversely affected by fluctuations in demand for our products, especially with respect to Internet businesses and telecommunications service providers, price and product competition in the communications and networking industries, introduction and market acceptance of new technologies and products, as well as the adoption of new networking standards. In addition, the outbreak of Severe Acute Respiratory Syndrome could have an adverse impact on our net product sales, in particular in Asia.

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

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Net Service Revenue

Net service revenue in the third quarter of fiscal 2003 decreased by $10 million or 1.2% from the third quarter of fiscal 2002. Net service revenue in the first nine months of fiscal 2003 increased by $58 million or 2.4% from the first nine months of fiscal 2002. The increase in net service revenue for the first nine months of fiscal 2003, compared with the same period in fiscal 2002 was primarily due to increased technical support service contract initiations and renewals associated with product sales. In addition, revenue from advanced services, which provides consultative support of our technologies for specific networking needs, also increased. Net service revenue is generally deferred and, in most cases, recognized ratably over the service period obligations, which are typically one to three years. Net service revenue will typically experience some variability over time due to various factors such as the timing of technical support service contract initiations and renewals.

Gross Margin

The following table shows a breakdown of our gross margin (in millions):

	Three Months Ended		Nine Months Ended
	April 26, 2003	April 27, 2002	April 26, 2003	April 27, 2002
Gross margin:
Americas	$2,005	$2,105	$6,263	$5,900
EMEA	1,053	1,051	3,177	3,043
Asia Pacific	379	364	1,183	1,086
Japan	283	286	818	790

Standard margin	3,720	3,806	11,441	10,819
Production overhead	(138)	(129)	(414)	(480)
Manufacturing variances and other related costs	(313)	(609)	(1,083)	(1,609)

Total	$3,269	$3,068	$9,944	$8,730

The following table shows the total standard margin, which includes product and services, for each theater (in percentages):

	Three Months Ended		Nine Months Ended
	April 26, 2003	April 27, 2002	April 26, 2003	April 27, 2002
Standard margin:
Americas	79.4%	77.2%	79.8%	74.9%
EMEA	81.4%	80.6%	81.5%	78.8%
Asia Pacific	82.6%	84.3%	82.3%	80.4%
Japan	83.5%	79.7%	83.0%	79.0%
Total	80.6%	78.9%	80.7%	76.8%

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Our standard margin varies due to a number of reasons, including, but not limited to, shifts in product mix, sales discounts, sales channels, changes in component costs and impact of value engineering. Production overhead is primarily related to labor, depreciation on equipment, and facilities charges associated with manufacturing activities. Manufacturing variances and other related costs are primarily related to warranty, freight, provision for inventory and other nonstandard costs.

Gross margin for product and services in the third quarter and first nine months of fiscal 2003 and 2002 was as follows (in millions, except percentages):

	Three Months Ended		Nine Months Ended
	April 26, 2003	April 27, 2002	April 26, 2003	April 27, 2002
Gross Margin:
Product	$2,713	$2,478	$8,236	$7,063
Services	556	590	1,708	1,667

Total	$3,269	$3,068	$9,944	$8,730

	Three Months Ended		Nine Months Ended
	April 26, 2003	April 27, 2002	April 26, 2003	April 27, 2002
Gross Margin:
Product	71.4%	62.1%	70.4%	60.5%
Services	67.9%	71.2%	69.1%	69.0%
Total	70.8%	63.6%	70.1%	62.0%

Product Gross Margin

Product gross margin increased from 62.1% in the third quarter of fiscal 2002 to 71.4% in the third quarter of fiscal 2003. Product gross margin increased from 60.5% in the first nine months of fiscal 2002 to 70.4% in the first nine months of fiscal 2003. The increase in product gross margin for the third quarter and first nine months of fiscal 2003, compared with the same periods in fiscal 2002, was due to lower component costs and value engineering, partially offset by the impact of product pricing reductions and changes in the mix of products sold which resulted in an increase in standard margin of approximately 3% and 5% for the respective periods. Value engineering is the process by which the production costs are reduced through component redesign, board configuration, test processes and transformation processes.

In addition, manufacturing costs related to warranty, freight, provision for inventory and other nonstandard costs decreased by $296 million and $526 million for the third quarter and first nine months of fiscal 2003, respectively, compared with the same periods in fiscal 2002. During the third quarter and first nine months of fiscal 2003, compared with the same periods a year ago, the lower provision for inventory was partially offset by an excess inventory benefit in the third quarter and first nine months of fiscal 2002.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Product gross margin may be adversely affected in the future by changes in the mix of products sold or channels of distribution, increases in material or labor costs, excess inventory and obsolescence charges, changes in shipment volume, loss of cost savings due to changes in component pricing, charges incurred due to inventory holding periods if parts ordering does not correctly anticipate product demand and price competition. If warranty costs associated with our products are greater than we have experienced, product gross margin may also be adversely affected. Product gross margin may also be affected by geographic mix, as well as the mix of configurations within each product group.

Service Gross Margin

Service gross margin decreased from $590 million or 71.2% in the third quarter of fiscal 2002 to $556 million or 67.9% in the third quarter of fiscal 2003, a decrease of $34 million or 3.3%. Service gross margin was $1.7 billion or 69.0% in the first nine months of fiscal 2002, compared with $1.7 billion or 69.1% in the first nine months of fiscal 2003, an increase of $4.1 million or 0.1%. Service gross margin will typically experience some variability over time due to various factors such as the changes in mix between technical support services and advanced services, as well as the timing of technical support service contract initiations and renewals.

Research and Development, Sales and Marketing, and General and Administrative Expenses

Research and development (“R&D”), sales and marketing, and general and administrative (“G&A”) expenses are summarized in the following table (in millions, except percentages):

	Three Months Ended		Nine Months Ended
	April 26, 2003	April 27, 2002	April 26, 2003	April 27, 2002
Research and development	$725	$838	$2,375	$2,617
Percentage of net sales	15.7%	17.4%	16.8%	18.6%
Sales and marketing	1,019	1,063	3,092	3,230
Percentage of net sales	22.1%	22.0%	21.8%	22.9%
General and administrative	184	164	512	463
Percentage of net sales	4.0%	3.4%	3.6%	3.3%

Total	$1,928	$2,065	$5,979	$6,310

Percentage of net sales	41.7%	42.8%	42.2%	44.8%

R&D expenses in the third quarter of fiscal 2003 decreased by $113 million or 13.5% from the third quarter of fiscal 2002. R&D expenses in the first nine months of fiscal 2003 decreased by $242 million or 9.2% from the first nine months of fiscal 2002. The decrease in R&D expenses for the third quarter and the first nine months of fiscal 2003, compared with the same periods in fiscal 2002 was due to lower expenditures on prototypes, lower depreciation on lab equipment, and reduced discretionary spending. We have continued to invest in R&D efforts in a wide

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

variety of areas such as data, voice, and video over IP; advanced access and aggregation technologies such as cable, wireless, mobility and other broadband technologies; advanced enterprise switching; optical technology; storage area networking; content networking; security; network management; and advanced core and edge routing technologies; among others. We have also continued to purchase or license technology in order to bring a broad range of products to market in a timely fashion. If we believe that we are unable to enter a particular market in a timely manner with internally developed products, we may license technology from other businesses or acquire businesses as an alternative to internal R&D. All of our R&D costs have been expensed as incurred.

Sales and marketing expenses in the third quarter of fiscal 2003 decreased by $44 million or 4.1% from the third quarter of fiscal 2002. Sales and marketing expenses in the first nine months of fiscal 2003 decreased by $138 million or 4.3% from the first nine months of fiscal 2002. Sales expenses decreased for the third quarter and the first nine months of fiscal 2003, compared with the same periods in fiscal 2002, due to the decrease in advertising investments, reduced discretionary spending and the decrease in the size of our sales force. However, our marketing expenses have increased for the third quarter and the first nine months of fiscal 2003, compared with the same periods in fiscal 2003, as we have continued to invest in both our new growth market opportunities and our branding strategy, including investments in a new marketing campaign.

G&A expenses in the third quarter of fiscal 2003 increased by $20 million or 12.2% from the third quarter of fiscal 2002. G&A expenses in the first nine months of fiscal 2003 increased by $49 million or 10.6% from the first nine months of fiscal 2002. The increase in G&A expenses for the third quarter and the first nine months of fiscal 2003, compared with the same periods in fiscal 2002 was primarily related to real estate allocations and other items.

During the first nine months of fiscal 2003, we increased the restructuring liabilities related to the consolidation of excess facilities and other charges by $40 million, which was recorded during the first quarter of fiscal 2003, due to changes in real estate market conditions. The increase in restructuring liabilities was recorded as R&D ($16 million), sales and marketing ($16 million), G&A ($4 million) expenses and cost of sales ($4 million) in the Consolidated Statements of Operations. In addition, during the first nine months of fiscal 2002, we increased the restructuring liabilities related to the consolidation of excess facilities and other charges by $93 million, which was recorded in the third quarter of fiscal 2002, due to changes in real estate market conditions. The increase in restructuring liabilities was recorded as research and development ($39 million), sales and marketing ($42 million), general and administrative ($8 million) expenses and cost of sales ($4 million) in the Consolidated Statements of Operations. There can be no assurance that future changes in real estate market conditions will not result in additional real estate liabilities.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Amortization of Purchased Intangible Assets

Amortization of purchased intangible assets included in operating expenses was $92 million in the third quarter of fiscal 2003, compared with $129 million in the third quarter of fiscal 2002. Amortization of purchased intangible assets included in operating expenses was $284 million in the first nine months of fiscal 2003, compared with $411 million in the first nine months of fiscal 2002. The decrease in the amortization of purchased intangible assets for the third quarter and the first nine months of fiscal 2003, compared with the same periods in fiscal 2002 was primarily related to the accelerated amortization for certain technology and patent intangibles in the prior year period due to a reduction in their estimated useful lives, which have now been fully amortized. For additional information regarding purchased intangible assets, see Note 3 to the Consolidated Financial Statements.

In-Process Research and Development

Our methodology for allocating the purchase price to in-process research and development (“in-process R&D”) is determined through established valuation techniques in the high-technology communications equipment industry and expensed upon acquisition because technological feasibility has not been established and no future alternative uses exist (See Note 3 to the Consolidated Financial Statements). The fair value of the existing purchased technology and patents, as well as the technology under development, is determined using the income approach, which discounts expected future cash flows to present value. The discount rates used in the present value calculations are typically derived from a weighted-average cost of capital analysis and venture capital surveys, adjusted upward to reflect additional risks inherent in the development life cycle. We consider the pricing model for products related to these acquisitions to be standard within the high-technology communications equipment industry. However, we do not expect to achieve a material amount of expense reductions as a result of integrating the acquired in-process technology. Therefore, the valuation assumptions do not include significant anticipated cost savings.

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

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following table summarizes the key assumptions underlying the valuation for our purchase acquisition completed in the first nine months of fiscal 2003, for which in-process R&D was recorded (in millions, except percentages):

Acquired Company	Estimated Cost to Complete Technology at Time of Acquisition	Risk-Adjusted Discount Rate for In-Process R&D
Okena, Inc.	$3	22.0%

The key assumptions primarily consist of an expected completion date for the in-process projects, estimated costs to complete the projects, revenue and expense projections assuming the products have entered the market, and discount rates based on the risks associated with the development life cycle of the in-process technology acquired. Failure to achieve the expected levels of revenue and net income from these products will negatively impact the return on investment expected at the time that the acquisitions were completed and may result in impairment charges. Actual results from the acquired companies to date did not have a material adverse impact on our business and operating results except for certain purchase acquisitions where the purchased intangible assets were impaired and written down as previously reflected in the Consolidated Statements of Operations.

Interest Income

Interest income was $161 million in the third quarter of fiscal 2003, compared with $220 million in the third quarter of fiscal 2002. Interest income was $514 million in the first nine months of fiscal 2003, compared with $687 million in the first nine months of fiscal 2002. The decrease in interest income for the third quarter and the first nine months of fiscal 2003, compared with the same periods in fiscal 2002, was primarily due to lower average interest rates.

Other Loss, Net

Other loss, net, primarily consists of net realized gains (losses) and impairment charges on investments, as well as provision for losses on investments in privately held companies. Other loss, net, was $26 million in the third quarter of fiscal 2003, compared with $70 million in the third quarter of fiscal 2002. Other loss, net, was $552 million in the first nine months of fiscal 2003, compared with $1.0 billion in the first nine months of fiscal 2002. The other loss, net, in the first nine months of fiscal 2003 and 2002 included a charge of $412 million and $858 million, pre-tax, respectively, related to the impairment of certain publicly traded equity securities during the first quarter periods. The impairment charges were due to the decline in the fair value of certain publicly traded equity investments below their cost basis that were judged to be other-than-temporary.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Provision for Income Taxes

The effective tax rate was 28.5% in the third quarter of fiscal 2003 and 28.7% for the first nine months of fiscal 2003. The effective tax rate was 28.8% in the third quarter of fiscal 2002 and 30.5% for the first nine months of fiscal 2002. The effective tax rate differs from the statutory rate primarily due to the impact of nondeductible in-process R&D, acquisition-related costs, research and experimentation tax credits, state taxes, and the tax impact of non-U.S. operations.

Our future effective tax rates could be adversely affected by earnings being lower than anticipated in countries where we have lower statutory rates, changes in the valuation of our deferred tax assets or liabilities, or changes in tax laws or interpretations thereof. In addition, we are subject to the continuous examination of our income tax returns by the Internal Revenue Service and other tax authorities. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes.

Recent Accounting Pronouncements

Consolidation of Variable Interest Entities

FIN 46 was issued in January 2003 and requires that if an entity is the primary beneficiary of a variable interest entity, the assets, liabilities and results of operations of the variable interest entity should be included in the Consolidated Financial Statements of the entity. The provisions of FIN 46 are effective immediately for all arrangements entered into after January 31, 2003. We have not invested in any variable interest entities after January 31, 2003. For those arrangements entered into prior to January 31, 2003, the provisions of FIN 46 are required to be adopted at the beginning of the first interim or annual period beginning after June 15, 2003.

As discussed in Note 6 to the Consolidated Financial Statements, we have invested in Andiamo, a storage switch developer. This investment was made in April 2001 in the form of an $84 million debt instrument. In connection with this investment, we obtained a call option that provided us the right to purchase Andiamo. The purchase price under the call option is based on a valuation of Andiamo using a negotiated formula, further described in Note 6 to the Consolidated Financial Statements. On August 19, 2002, we entered into a definitive agreement to acquire Andiamo, which represents the exercise of our rights under the call option. We also entered into a commitment to provide non-convertible debt funding to Andiamo of approximately $100 million through the close of the acquisition.

We have evaluated our debt investment in Andiamo and have determined that Andiamo is a variable interest entity under FIN 46. We have concluded that we are the primary beneficiary as defined by FIN 46 and, as a result, we are required to consolidate Andiamo beginning the first day of the first quarter of fiscal 2004. To date, we have expensed substantially our entire investment in Andiamo as research and development costs, as if such expenses constituted our development costs.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

FIN 46 will require us to account for Andiamo as if we had consolidated it since our initial investment in April 2001. If we consolidated Andiamo from the date of our initial investment, we would be required to account for the call option as a repurchase right. Under FIN 44 and related interpretations, variable accounting is required for substantially all Andiamo employee stock and options because the ending purchase price is primarily derived from a revenue-based formula. Therefore, beginning in the first quarter of fiscal 2004, we will revalue the stock and options of Andiamo each quarter based on an independent valuation of Andiamo until the completion of the acquisition which is expected in the third quarter of fiscal 2004, but no later than July 31, 2004.

Consequently, on July 27, 2003, the first day of fiscal 2004, we will record a non-cash cumulative charge based on the adoption of FIN 46, in the range of $200 million to $500 million (the variable compensation from April 2001 through July 2003). This will be reported as a separate line item in the Consolidated Statements of Operations, net of tax. The charge will be based on the value of the Andiamo employee stock and options and their expected vesting upon FIN 46 adoption pursuant to the independent evaluation, and does not necessarily reflect the value of Andiamo as a whole nor indicate the expected valuation of Andiamo upon acquisition. Subsequent to the adoption of FIN 46, changes to the value of Andiamo will result in adjustments to the non-cash stock compensation charge based upon the expected vesting of the employee stock and options and will be reflected as operating expenses. These adjustments will be recorded commencing in the first quarter of fiscal 2004 and continue until such time as the acquisition of Andiamo is completed, which is expected to close in the third quarter of fiscal 2004, but no later than July 31, 2004. These adjustments will be based on changes in the valuation of Andiamo using the negotiated formula. The value computed under the negotiated formula is largely based on revenues derived from specific storage switch products.

The estimated range of the non-cash stock compensation cumulative charge, the future non-cash variable stock compensation adjustments, and the final purchase price of Andiamo are subject to uncertainty. The valuation of Andiamo is subject to change based on the ability of Andiamo to meet its revenue projections, the market for its products, its ability to develop relevant technology, as well as other factors. The valuation will be performed by an independent third-party using a consistent methodology.

Excluding the non-cash stock compensation cumulative charge and any future non-cash variable stock compensation adjustments, the impact of consolidating Andiamo will not materially affect our operating results or financial condition. Other than the investment in Andiamo, we do not anticipate that the adoption of FIN 46 will have a material impact on our operating results or financial condition.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Accounting for Derivative Instruments and Hedging Activities

SFAS 149 was issued in April 2003 and amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities”. SFAS 149 is generally effective for derivative instruments, including derivative instruments embedded in certain contracts, entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. We do not expect the adoption of SFAS 149 to have a material impact on our operating results or financial condition.

Liquidity and Capital Resources

The following sections discuss the effects of the changes in our balance sheets, cash flows, and commitments on our liquidity and capital resources.

Balance Sheet and Cash Flows

Cash and Cash Equivalents and Total Investments     Cash and cash equivalents and total investments were $20.3 billion as of April 26, 2003, a decrease of $1.14 billion or 5.3% from $21.5 billion at July 27, 2002. The decrease was primarily a result of cash used for the repurchase of common stock of $4.5 billion and capital expenditures of $504 million. This was partially offset by cash provided by operating activities of $3.7 billion.

We expect that cash provided by operating activities may fluctuate in future periods as a result of a number of factors, including fluctuations in our operating results, shipment linearity, accounts receivable collections, inventory management, and the timing of tax and other payments. For additional discussion, see the “Risk Factors” section below.

Accounts Receivable, net     Accounts receivable was $1.2 billion and $1.1 billion as of April 26, 2003 and July 27, 2002, respectively. Days sales outstanding (“DSO”) in receivables as of April 26, 2003 and July 27, 2002 were 23 days and 21 days, respectively. Our accounts receivable and DSO were primarily impacted by shipment linearity and collections performance. Our targeted range for DSO performance continues to be 40 to 50 days.

Inventories     Inventories were $765 million as of April 26, 2003, a decrease of $115 million or 13.1% from $880 million at July 27, 2002. Inventories consist of raw materials, work in process, finished goods, and demonstration systems. Approximately 36.3% of our finished goods inventory was located at distributor sites. Inventory turns were 7.0 in the third quarter of fiscal 2003 and 7.1 in the fourth quarter of fiscal 2002. Inventory levels and the associated inventory turns reflect our ongoing inventory management efforts. Inventory management remains an area of focus as we balance the need to maintain strategic inventory levels to ensure competitive lead times against the risk of inventory obsolescence because of rapidly changing technology and customer requirements.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Commitments

Leases    We lease office space in numerous U.S. locations, as well as locations elsewhere in the Americas International; EMEA; Asia Pacific; and Japan. Future annual minimum lease payments under all noncancelable operating leases with an initial term in excess of one year as of April 26, 2003 were as follows (in millions):

Fiscal Year:	Amount
2003 (remaining three months)	$73
2004	265
2005	226
2006	173
2007	136
Thereafter	745

Total	$1,618

Investment in Andiamo Systems, Inc.    On August 19, 2002, we entered into a definitive agreement to acquire privately held Andiamo. The acquisition of Andiamo is expected to close in the third quarter of fiscal 2004, but no later than July 31, 2004.

Under the terms of the agreement, our common stock and options will be exchanged for all outstanding shares and options of Andiamo not owned by us at the closing of the acquisition. The amount of the purchase price for the remaining equity interests in Andiamo not then held by us is not determinable at this time, but will be based primarily upon a formula-based valuation of Andiamo to be determined by applying a multiple to the actual, annualized revenue generated from sales by us of products attributable to Andiamo during a three-month period shortly preceding the closing. Under our agreements with Andiamo, we are the exclusive manufacturer and distributor of all Andiamo products. The multiple will be equal to our average market capitalization during a specified period divided by our annualized revenue for a three-month period prior to closing, subject to adjustment as follows: (i) if the multiple so calculated is less than 10, then the multiple to be used for purposes of determining the transaction price shall be the midpoint between 10 and the multiple so calculated; (ii) if the multiple so calculated is greater than 15, then the multiple to be used for purposes of determining the transaction price shall be the midpoint between 15 and the multiple so calculated. There is no minimum purchase price, and the maximum purchase price is limited to approximately $2.5 billion in shares of our common stock valued at the time of closing. As discussed in Note 2 to the Consolidated Financial Statements, the adoption of FIN 46 will require us to account for Andiamo as if we had consolidated it from the date of our initial investment.

The acquisition has received the required approvals from both companies and is subject to various closing conditions and approvals, including stockholder approval by Andiamo.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

As of April 26, 2003, we have made an $84 million investment in Andiamo in the form of convertible debt, which will be convertible into approximately 44% of the equity in Andiamo, subject to certain terms and conditions. Furthermore, we are also committed to provide additional funding to Andiamo in the form of non-convertible debt through the closing of the acquisition of approximately $100 million, subject to periodic funding. As of April 26, 2003, we have funded $55 million of this additional non-convertible debt. Substantially all of our investment in Andiamo has been expensed as research and development costs, as if such expenses constituted our development costs.

Purchase Commitments with Contract Manufacturers and Suppliers    We use several contract manufacturers and suppliers to provide manufacturing services for our products. During the normal course of business, in order to reduce manufacturing lead times and ensure adequate component supply, we enter into agreements with certain contract manufacturers and suppliers that allow them to procure inventory based upon criteria as defined by us. As of April 26, 2003, we have purchase commitments for inventory of approximately $738 million, compared with $825 million as of July 27, 2002.

Other Commitments    In fiscal 2001, we entered into an agreement to invest approximately $1.0 billion in venture funds managed by SOFTBANK Corp. and its affiliates (“SOFTBANK”). These venture funds are required to be funded upon demand by SOFTBANK. As of April 26, 2003, we have funded $209 million of this investment commitment, compared with $100 million as of July 27, 2002.

We provide structured financing to certain qualified customers to be used for the purchase of equipment and other needs through our wholly owned subsidiary, Cisco Systems Capital Corporation. As of April 26, 2003, the outstanding loan commitments were approximately $105 million, subject to customers satisfying certain financial covenants, of which approximately $46 million was eligible for draw down. As of July 27, 2002, the outstanding loan commitments were approximately $948 million, of which approximately $209 million was eligible for draw down. These loan commitments may be funded over a two- to three-year period, provided that these customers achieve specific business milestones and satisfy certain financial covenants.

We have entered into several agreements to purchase or develop real estate, subject to the satisfaction of certain conditions. As of April 26, 2003, the total amount of commitments, if certain conditions are met, was approximately $70 million, compared with $491 million as of July 27, 2002.

As of April 26, 2003, we have a commitment of approximately $130 million to purchase the remaining portion of the minority interest of Cisco Systems, K.K. (Japan), compared with $190 million as of July 27, 2002.

We also have certain other funding commitments of approximately $126 million as of April 26, 2003 related to our privately held investments, compared with $152 million as of July 27, 2002.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Stock Repurchase Program

In September 2001, the Board of Directors authorized a stock repurchase program to acquire outstanding common stock. Under the program, up to $3 billion of Cisco common stock could be reacquired over two years. In August 2002, the Board of Directors increased Cisco’s stock repurchase program by $5 billion available for repurchase through September 12, 2003. In March 2003, the Board of Directors increased Cisco’s stock repurchase program by an additional $5 billion with no termination date.

During the first nine months of fiscal 2003, the Company repurchased and retired 341 million shares of Cisco common stock for an aggregate purchase price of $4.5 billion. As of April 26, 2003, the Company has repurchased and retired 465 million shares of Cisco common stock for an aggregate purchase price of $6.4 billion since inception of the program and the remaining authorized amount for stock repurchases under this program was $6.6 billion.

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

OUR OPERATING RESULTS MAY FLUCTUATE IN FUTURE PERIODS WHICH MAY ADVERSELY AFFECT OUR STOCK PRICE

Our operating results have been in the past, and will continue to be, subject to quarterly and annual fluctuations as a result of a number of factors. These factors include:

•	Fluctuations in demand for our products and services, such as has occurred in the last three years, especially with respect to Internet businesses and telecommunications service providers;

•	Changes in sales and implementation cycles for our products and the reduced visibility into our customers’ spending plans and associated revenue;

•	Our ability to maintain appropriate inventory levels and purchase commitments;

•	Price and product competition in the communications and networking industries which can change rapidly due to technological innovation;

•	The overall trend toward industry consolidation both among our competitors and our customers;

•	The introduction and market acceptance of new technologies and products and our success in new markets, as well as the adoption of new networking standards;

•	Variations in sales channels, product costs, or mix of products sold;

•	The timing and size of orders from customers;

•	Manufacturing lead times;

•	Fluctuations in our gross margins, and the factors that contribute to this as described below;

•	Our ability to achieve targeted cost reductions;

•	The ability of our customers, channel partners and suppliers to obtain financing or to fund capital expenditures;

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

RISK FACTORS

•	The timing and amount of employer payroll tax to be paid on employees’ gains on stock options exercised;

•	Actual events, circumstances, outcomes, and amounts differing from judgments, assumptions, and estimates used in determining the values of certain assets (including the amounts of related valuation allowances), liabilities and other items reflected in our financial statements;

•	How well we execute on our strategy and operating plans; and

•	Changes in accounting rules, such as recording expenses for employee stock option grants.

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

OUR OPERATING RESULTS MAY BE ADVERSELY AFFECTED BY THE UNCERTAIN GEOPOLITICAL ENVIRONMENT AND UNFAVORABLE ECONOMIC AND MARKET CONDITIONS

Adverse economic conditions worldwide have contributed to slowdowns in the communications and networking industries and may continue to impact our business, resulting in:

•	Reduced demand for our products as a result of continued constraints on information technology-related capital spending by our customers, particularly service providers;

•	Increased price competition for our products, not only from our competitors but also as a consequence of customers disposing of unutilized products;

•	Increased risk of excess and obsolete inventories;

•	Excess facilities and manufacturing capacity; and

•	Higher overhead costs as a percentage of revenues.

Recent turmoil in the geopolitical environment in many parts of the world, including terrorist activities and military actions, particularly the war in Iraq, may continue to put pressure on global economic conditions. If the economic and market conditions in the United States and globally do not improve, or if they deteriorate further, we may continue to experience material

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

RISK FACTORS

adverse impacts on our business, operating results, and financial condition as a consequence of the above factors or otherwise. We do not expect the trend of lower capital spending among service providers to reverse itself in the near term.

OUR REVENUES FOR A PARTICULAR PERIOD ARE DIFFICULT TO PREDICT AND A SHORTFALL IN REVENUES MAY HARM OUR OPERATING RESULTS

As a result of a variety of factors discussed in this report, our revenues for a particular quarter are difficult to predict. Our net sales may grow at a slower rate than in past periods and, in particular periods, may decline. Our ability to meet financial expectations could also be adversely affected if the nonlinear sales pattern seen in some of our past quarters recurs in future periods. We have experienced periods of time during which shipments exceeded net bookings, leading to nonlinearity in shipping patterns. This can increase costs, as irregular shipment patterns result in periods of underutilized capacity and periods when overtime expenses may be incurred, as well as leading to additional costs arising out of inventory management.

In addition, to improve customer satisfaction, we continue to attempt to reduce our manufacturing lead times, which may result in corresponding reductions in order backlog. A decline in backlog levels could result in more variability and less predictability in our quarter-to-quarter net sales and operating results. Long manufacturing lead times have caused our customers in the past to place the same order multiple times within our various sales channels and cancel the duplicative orders when the product is received, or place orders with other vendors with shorter manufacturing lead times. Such multiple ordering (along with other factors) may cause difficulty in predicting our sales, and as a result could impair our ability to manage parts inventory effectively.

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

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

RISK FACTORS

WE EXPECT GROSS MARGIN VARIABILITY OVER TIME

Although we have experienced increasing product gross margins, our recent level of product gross margins may not be sustainable and may be adversely affected in the future by a number of factors, including but not limited to:

•	Changes in customer, geographic or product mix, including mix of configurations within each product group;

•	Increases in material or labor costs;

•	Excess inventory;

•	Obsolescence charges;

•	Changes in shipment volume;

•	Loss of cost savings due to changes in component pricing or charges incurred due to inventory holding periods if parts ordering does not correctly anticipate product demand;

•	Increased price competition;

•	Changes in distribution channels;

•	Increased warranty costs;

•	How well we execute on our strategy and operating plans; and

•	Introduction of new products or entering new markets, and different pricing and cost structures of new markets.

Changes in service gross margin may result from various factors such as changes in the mix between technical support services and advanced services, as well as the timing of technical support service contract initiations and renewals.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

RISK FACTORS

DISRUPTION OF OR CHANGES IN THE MIX OF OUR PRODUCT AND SERVICES DISTRIBUTION MODEL OR CUSTOMER BASE COULD HARM OUR SALES AND MARGINS

If we fail to manage distribution of our products and services properly, or if our distributors’ financial condition or operations weaken, our revenues and gross margins could be adversely affected. Furthermore, a change in the mix of our customers between service provider and enterprise, or a change in the mix of direct and indirect sales, could adversely affect our revenues and gross margins.

We use a variety of channels to bring our products and services to our end user customers, including system integrators, two-tier distributors and direct sales. System integrators integrate our products and services into an overall network solution that they typically resell to an end user. Two-tier distributors stock inventory and sell to resellers who may themselves be system integrators. Direct sales occur to both enterprise accounts and service providers. A substantial portion of our products and services is distributed through our channel partners and the remainder is distributed through direct sales. If sales through indirect channels increase, this may lead to greater difficulty in forecasting the mix of our products, and to a certain degree, the timing of orders from our customers.

Historically, we have seen fluctuations in our gross margins based on changes in the balance of our distribution channels. Although variability to date has not been significant, because each distribution channel has a unique profile, there can be no assurance that changes in the balance of our distribution model in future periods would not have an adverse effect on our gross margins and profitability.

For example:

•	As we respond to demand from certain categories of customers to sell directly to them, we could risk alienating channel partners adversely affecting our distribution model.

•	Because direct sales may compete with the sales made by channel partners, these channel partners may elect to use other suppliers that do not directly sell their own products.

•	Some of our system integrators may demand that we absorb a greater share of the risks that their customers may ask them to bear, which may affect our gross margin.

•	Some of our channel partners may have insufficient financial resources and may not be able to withstand changes in business conditions, including the current economic downturn. Revenues from indirect sales could suffer if our distributors’ financial condition or operations weaken.

•	Service provider customers may demand rigorous acceptance testing or prime contracting. As we develop more “solution” oriented products, enterprise customers may demand similar terms and conditions. Such terms and conditions can lower gross margin and defer revenue recognition.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

RISK FACTORS

OUR INVENTORY MANAGEMENT RELATING TO OUR SALES TO DISTRIBUTORS IS COMPLEX, AND EXCESS FINISHED GOODS MAY HARM OUR GROSS MARGINS

We must manage our inventory relating to sales to our distributors effectively. With respect to finished goods, inventory held by our two-tier distributors could affect our results of operations. Distributors may increase orders during periods of product shortages, cancel orders if their inventory is too high, or delay orders in anticipation of new products. Distributors also may adjust their orders in response to the supply of our products and the products of our competitors that are available to the distributor and in response to seasonal fluctuations in end-user demand. If we have excess inventory, we may have to reduce our prices and write down inventory, which in turn could result in lower gross margins. Our two-tier distribution channels, in contrast to our one-tier distributors, are given business terms which allow them to return a portion of inventory and participate in various cooperative marketing programs. We recognize revenue to two-tier distributors based on a sell-through method utilizing information provided by our distributors and we also maintain accruals and allowances for all cooperative marketing and other programs.

SALES TO THE SERVICE PROVIDER MARKET ARE ESPECIALLY VOLATILE AND CONTINUED DECLINES OR DELAYS IN SALES ORDERS FROM THIS INDUSTRY MAY HARM OUR OPERATING RESULTS AND FINANCIAL CONDITION

Sales to the service provider market have been characterized by large and often sporadic purchases with longer sales cycles. Although we continue to invest in development of new products aimed at this market segment, we have experienced significant decreases in sales to service providers as market conditions have changed. Sales activity in this industry depends upon the stage of completion of expanding network infrastructures, the availability of funding, and the extent that service providers are affected by regulatory, economic, and business conditions in the country of operations. Continued declines or delays in orders from this industry could have a material adverse effect on our business, operating results, and financial condition. The slowdown in the general economy, over-capacity, changes in the service provider market, and the constraints on capital availability have had a material adverse effect on many of our service provider customers, with a number of such customers going out of business or substantially reducing their expansion plans. These conditions have had a material adverse effect on our business and operating results, and we expect that these conditions may continue for the foreseeable future. Finally, service provider customers typically have longer implementation cycles, require a broader range of service including design services, demand that vendors take on a larger share of risks, often require acceptance provisions which can lead to a delay in revenue recognition and expect financing from vendors. All these factors can add further risk to business conducted with service providers.

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

Our growth and ability to meet customer demands depend in part on our ability to obtain timely deliveries of parts from our suppliers. We have experienced component shortages in the past that have adversely affected our operations. We may in the future experience a shortage of certain component parts as a result of strong demand in the industry for those parts or problems experienced by suppliers. If shortages or delays persist, the price of these components may increase, or the components may not be available at all. We may not be able to secure enough components at reasonable prices or of acceptable quality to build new products in a timely manner in the quantities or configurations needed. Accordingly, our revenues and gross margins could suffer until other sources can be developed. There can be no assurance that we will not encounter these problems in the future. Although in many cases we use standard parts and components for our products, certain components are presently available only from a single source or limited sources. We may not be able to diversify sources in a timely manner, which could harm our ability to deliver products to customers and seriously impact present and future sales.

We believe that we may be faced with the following challenges going forward:

•	New markets in which we participate may grow quickly, and thus consume significant component capacity;

•	As we continue to acquire companies and new technologies, we are dependent, at least initially, on unfamiliar supply chains or relatively small supply partners; and

•	We face competition for certain components, which are supply constrained, from existing competitors and companies in other markets.

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

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

RISK FACTORS

The fact that we do not own the bulk of our manufacturing facilities could have an adverse impact on the supply of our products and on operating results. Financial problems of contract manufacturers on whom we rely, or reservation of manufacturing capacity by other companies, inside or outside of our industry, could either limit supply or increase costs.

THE MARKETS IN WHICH WE COMPETE ARE INTENSELY COMPETITIVE WHICH COULD ADVERSELY AFFECT OUR REVENUE GROWTH

We compete in the networking and communications equipment markets, providing products and services for transporting data, voice, and video traffic across intranets, extranets, and the Internet. These markets are characterized by rapid change, converging technologies, and a migration to networking solutions that offer superior advantages. These market factors represent both an opportunity and a competitive threat to us. We compete with numerous vendors in each product category. The overall number of competitors providing niche product solutions may increase due to the market’s potential for attractive, long-term growth.

Our competitors include 3Com, Alcatel, Avaya, Avici, Check Point Software, Ciena, Dell, Ericsson, Enterasys, Extreme Networks, Foundry Networks, Fujitsu, Huawei, Juniper, Lucent, NetScreen, Nokia, Nortel Networks, Redback Networks, Riverstone, Siemens AG, and Sycamore Networks, among others. Some of these companies compete across many of our product lines, while others are primarily focused in a specific product area. Barriers to entry are relatively low, and new ventures to create products that do or could compete with our products are regularly formed. In addition, several of our current and potential competitors may have greater resources, including technical and engineering resources, than we do. In addition, as we expand into new markets, we will face competition not only from our existing competitors but from other companies as well, including existing companies with strong technological, marketing and sales positions in these markets.

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

The markets for our products are characterized by rapidly changing technology, evolving industry standards, new product introductions, and evolving methods of building and operating networks. Our operating results depend on our ability to develop and introduce new products into existing and emerging markets and to reduce the production costs of existing products. We believe the Internet and other data, voice and video networks are evolving into a “network of networks” which will require common technology platforms and broad end-to-end solutions for particular applications rather than products aimed at particular market segments. In that environment, customers will be more concerned with overall solutions rather than with whether the solution is built around a particular technology, such as routing or switching. The process of developing new technology is complex and uncertain, and if we fail to accurately predict customers’ changing needs and emerging technological trends, our business could be harmed. We must commit significant resources to develop new products before knowing whether our investments will result in products the market will accept. In particular, if the “network of networks” model does not emerge as we believe it will, many of our investments may prove to be without value. Furthermore, we may not execute successfully on that vision because of errors in product planning or timing, technical hurdles which we fail to overcome in a timely fashion, or because of a lack of appropriate resources. This could result in competitors providing those solutions before we do, and loss of market share, revenues and earnings. The success of new products is dependent on several factors, including proper new product definition, component costs, timely completion and introduction of these products, differentiation of new products from those of our competitors, and market acceptance of these products. There can be no assurance that we will successfully identify new product opportunities, develop and bring new products to market in a timely manner, and achieve market acceptance of our products, or that products and technologies developed by others will not render our products or technologies obsolete or noncompetitive.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

RISK FACTORS

OUR BUSINESS SUBSTANTIALLY DEPENDS UPON THE CONTINUED GROWTH OF THE INTERNET AND INTERNET-BASED SYSTEMS; CHANGES IN INDUSTRY STRUCTURE AND MARKET CONDITIONS COULD LEAD TO DISCONTINUANCES OF CERTAIN OF OUR PRODUCTS OR BUSINESSES

A substantial portion of our business and revenue depends on growth of the Internet and on the deployment of our products by customers that depend on the continued growth of the Internet. As a result of the current economic slowdown and reduction in capital spending, which have particularly affected telecommunications service providers, spending on Internet infrastructure has declined, which has had a material adverse effect on our business. To the extent that the economic slowdown and reduction in capital spending continue to adversely affect spending on Internet infrastructure, we could continue to experience material adverse effects on our business, operating results, and financial condition.

Because of the rapid introduction of new products, and changing customer requirements related to matters such as cost-effectiveness and security, we believe that there could be certain performance problems with Internet communications in the future, which could receive a high degree of publicity and visibility. As we are a large supplier of networking products, our business, operating results, and financial condition may be materially adversely affected, regardless of whether or not these problems are due to the performance of our own products. Such an event could also result in a material adverse effect on the market price of our common stock independent of direct effects on our business.

In response to changes in industry and market conditions, we may be required to strategically realign our resources and consider restructuring, disposing of, or otherwise exiting businesses. Any decision to limit investment in or to dispose of or otherwise, exit businesses may result in the recording of special charges, such as inventory and technology related write-off, workforce reduction costs, charges relating to consolidation of excess facilities, or claims from third parties who were resellers or users of discontinued products. Our estimates with respect to the useful life or ultimate recoverability of our carrying basis of assets, including purchased intangible assets, could change as a result of such assessments and decisions. Further, our estimates relating to the liabilities for excess facilities are affected by changes in real estate market conditions. Additionally, we are required to perform goodwill impairment tests on an annual basis and between annual tests in certain circumstances. There can be no assurance that future goodwill impairment tests will not result in a charge to earnings.

WE HAVE MADE AND EXPECT TO CONTINUE TO MAKE ACQUISITIONS WHICH COULD DISRUPT OUR OPERATIONS AND HARM OUR OPERATING RESULTS

Our growth is dependent upon market growth, our ability to enhance our existing products, and our ability to introduce new products on a timely basis. We intend to continue to address the need to develop new products and enhance existing products through acquisitions of other companies, product lines, technologies and personnel. Acquisitions involve numerous risks, including the following:

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

RISK FACTORS

•	Difficulties in integrating the operations, technologies, products and personnel of the acquired companies;

•	Diversion of management’s attention from normal daily operations of the business;

•	Potential difficulties in completing projects associated with in-process research and development;

•	Difficulties in entering markets in which we have no or limited direct prior experience and where competitors in such markets have stronger market positions;

•	Initial dependence on unfamiliar supply chains or relatively small supply partners;

•	Insufficient revenues to offset increased expenses associated with acquisitions; and

•	The potential loss of key employees of the acquired companies.

Acquisitions may also cause us to:

•	Issue common stock that would dilute our current shareholders’ percentage ownership;

•	Assume liabilities;

•	Record goodwill and non-amortizable intangible assets that will be subject to impairment testing on a regular basis and potential periodic impairment charges;

•	Incur amortization expenses related to certain intangible assets;

•	Incur large and immediate write-offs, and restructuring and other related expenses; or

•	Become subject to litigation.

Mergers and acquisitions of high-technology companies are inherently risky, and no assurance can be given that our previous or future acquisitions will be successful and will not materially adversely affect our business, operating results, or financial condition. Failure to manage and successfully integrate acquisitions we make could harm our business and operating results in a material way. Prior acquisitions have resulted in a wide range of outcomes, from successful introduction of new products and technologies to an inability to do so. Even when an acquired

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

RISK FACTORS

company has already developed and marketed products, there can be no assurance that product enhancements will be made in a timely fashion or that preacquisition due diligence will have identified all possible issues that might arise with respect to such products.

From time to time, we have made acquisitions that result in in-process research and development expenses being charged in an individual quarter. These charges may occur in any particular quarter resulting in variability in our quarterly earnings.

See also the discussion of risks related to new product development, which also applies to acquisitions, above under the risk factor entitled, “We depend upon the development of new products and enhancements to existing products and if we fail to predict and respond to emerging technological trends and customers’ changing needs, our operating results and market share may suffer.”

ENTRANCE INTO NEW OR DEVELOPING MARKETS EXPOSES US TO ADDITIONAL COMPETITION AND WILL LIKELY INCREASE DEMANDS ON OUR SERVICE AND SUPPORT OPERATIONS

As we focus on new market opportunities, such as storage, wireless, security, transporting data, voice, and video traffic across the same network, we will increasingly compete with large telecommunications equipment suppliers as well as startup companies. Several of our current and potential competitors may have greater resources, including technical and engineering resources, than we do. Additionally, as customers in these markets complete infrastructure deployments, they may require greater levels of service, support, and financing than we have provided in the past. Demand for these types of service or financing contracts may increase in the future. There can be no assurance that we can provide products, service, support, and financing to effectively compete for these market opportunities. Further, provision of greater levels of services by us may result in a delay in the timing of revenue recognition. In addition, if we successfully move into other markets, such as the consumer market, we will be subject to additional risks associated with that market, including the effects of general market conditions and reduced consumer confidence.

PRODUCT QUALITY PROBLEMS COULD LEAD TO REDUCED REVENUES AND GROSS MARGINS

We produce highly complex products that incorporate leading-edge technology, including both hardware and software. Software typically contains “bugs” which can unexpectedly interfere with expected operations. There can be no assurance that our pre-shipment testing programs will be adequate to detect all defects—either in individual products or which could affect numerous shipments—which might interfere with customer satisfaction, reduce sales opportunities, or affect gross margins if the cost of remedying the problems exceeded reserves established for that purpose. In the past, we have had to recall certain components. While the cost of such recalls was not material, there can be no assurance that such a recall, depending on the product involved, would not have a material impact. An inability to cure a product defect could result in the failure

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

RISK FACTORS

of a product line, temporary or permanent withdrawal from a product or market segment, damage to our reputation, inventory costs, product reengineering expenses, and a material impact on revenues and margins.

INDUSTRY CONSOLIDATION MAY LEAD TO INCREASED COMPETITION AND MAY HARM OUR OPERATING RESULTS

There has been a trend toward industry consolidation in our markets for several years. We expect this trend toward industry consolidation to continue as companies attempt to strengthen or hold their market positions in an evolving industry and as companies are acquired or are unable to continue operations. We believe that industry consolidation may result in stronger competitors that are better able to compete as sole-source vendors for customers. This could lead to more variability in operating results and could have a material adverse effect on our business, operating results, and financial condition. Furthermore, particularly in the service provider market, rapid consolidation will lead to fewer customers, with the effect that loss of a major customer could have a material impact on results not anticipated in a customer marketplace comprised of more numerous participants.

DUE TO THE GLOBAL NATURE OF OUR OPERATIONS, POLITICAL OR ECONOMIC CHANGES, OR OTHER FACTORS, IN A SPECIFIC COUNTRY OR REGION COULD HARM OUR COSTS, EXPENSES AND FINANCIAL CONDITION

We conduct significant sales and customer support operations in countries outside of the United States and also depend on non-U.S. operations of our contract manufacturers and our distribution partners. For fiscal 2002 and the first nine months of fiscal 2003, we derived 46% and 49.3% of our revenues, respectively, from sales outside the United States. Accordingly, our future results could be materially adversely affected by a variety of uncontrollable and changing factors including, among others, foreign currency exchange rates; political or social unrest or economic instability in a specific country or region; trade protection measures and other regulatory requirements which may affect our ability to import or export our products from various countries; political considerations that affect service provider and government spending patterns; difficulties in staffing and managing international operations; and adverse tax consequences, including imposition of withholding or other taxes on payments by subsidiaries. In addition, the outbreak of Severe Acute Respiratory Syndrome (SARS) could have an adverse impact on our operations in Asia. If there is a significant spread of SARS beyond Asia, other aspects of our operations could be negatively impacted. Any or all of these factors could have a material adverse impact on our costs, expenses and financial condition.

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

WE ARE EXPOSED TO THE CREDIT RISK OF SOME OF OUR CUSTOMERS AND TO CREDIT EXPOSURES IN WEAKENED MARKETS WHICH COULD RESULT IN MATERIAL LOSSES

Most of our sales are on an “open credit” basis, with typical payment terms of 30 days in the United States, and, because of local customs or conditions, longer in some markets outside the United States. We monitor individual customer payment capability in granting such open credit arrangements, seek to limit such open credit to amounts we believe the customers can pay, and maintain reserves we believe are adequate to cover exposure for doubtful accounts. Beyond our open credit arrangements, we have also experienced demands for customer financing and facilitation of leasing arrangements. We expect demand for customer financing to continue. We believe customer financing is a competitive factor in obtaining business, particularly in supplying customers involved in significant infrastructure projects. Our loan financing arrangements may include not only financing the acquisition of our products and services but also providing additional funds for other costs associated with network installation and integration of our products and services and for working capital purposes. We do not recognize revenue on such loan financing arrangements until cash payments are received.

Because of the current slowdown in the global economy, our exposure to the credit risks relating to our financing activities described above has increased. Although we have programs in place that are designed to monitor and mitigate the associated risk, including monitoring of particular risks in certain geographic areas, there can be no assurance that such programs will be effective in reducing our credit risks. There have been significant bankruptcies among customers both on

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

RISK FACTORS

open credit and with loan or lease financing arrangements, particularly among Internet businesses and service providers, causing us to incur economic or financial losses. There can be no assurance that additional losses will not be incurred. Although these losses have not been material to date, future losses, if incurred, could harm our business and have a material adverse effect on our operating results and financial condition.

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

We generally rely on patents, copyrights, trademarks, and trade secret laws to establish and maintain proprietary rights in our technology and products. While we have been issued a number of patents and other patent applications are currently pending, there can be no assurance that any of these patents will not be challenged, invalidated, or circumvented, or that any rights granted under these patents will in fact provide competitive advantages to us. Furthermore, many key aspects of networking technology are governed by industry-wide standards which are usable by all market entrants, often with little or no royalty owed in connection with the use of the standards. In addition, there can be no assurance that patents will be issued from pending applications, or that claims allowed on any future patents will be sufficiently broad to protect our technology. In addition, the laws of some foreign countries may not protect our proprietary rights to the same extent as do the laws of the United States. The outcome of any actions taken in these foreign countries may be different than if such actions were determined under the laws of the United States. While we are not dependent on any individual patents or group of patents for particular segments of the business for which we compete, if we are unable to protect our proprietary rights to the totality of the features (including aspects of products protected other than by patent rights), in a market we may find ourselves at a competitive disadvantage to others who do not have to incur the substantial expense, time and effort required to create the innovative products which have enabled us to be successful.

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

ADVERSE RESOLUTION OF LITIGATION MAY HARM OUR OPERATING RESULTS OR FINANCIAL CONDITION

We are a party to lawsuits in the normal course of our business. Litigation can be expensive, lengthy, and disruptive to normal business operations. Moreover, the results of complex legal proceedings are difficult to predict. An unfavorable resolution of a particular lawsuit could have a material adverse effect on our business, operating results, or financial condition. For additional information regarding certain of the lawsuits in which we are involved, see Item 1, “Legal Proceedings,” contained in Part II of this report.

CHANGES IN EFFECTIVE TAX RATES OR ADVERSE OUTCOMES RESULTING FROM EXAMINATION OF OUR INCOME TAX RETURNS COULD ADVERSELY AFFECT OUR RESULTS

Our future effective tax rates could be adversely affected by earnings being lower than anticipated in countries where we have lower statutory rates, changes in the valuation of our deferred tax assets and liabilities, or by changes in tax laws or interpretations thereof. In addition, we are subject to the continuous examination of our income tax returns by the Internal Revenue Service and other tax authorities. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes. There can be no assurance that the outcomes from these continuous examinations will not have an adverse effect on our operating results and financial condition.

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

We maintain an investment portfolio of various holdings, types, and maturities. These securities are generally classified as available for sale and, consequently, are recorded on the Consolidated Balance Sheets at fair value with unrealized gains or losses reported as a separate component of accumulated other comprehensive income (loss), net of tax. Part of this portfolio includes equity investments in several publicly traded companies, the values of which are subject to market price volatility. The current economic downturn and other factors have adversely affected the public equities market, and general economic conditions may continue to worsen. As a result, we may recognize in earnings the decline in fair value of our publicly traded equity investments below the cost basis when the decline is judged to be other-than-temporary. For information regarding the sensitivity of and risks associated with the market value of portfolio investments and interest rates, refer to the section titled “Quantitative and Qualitative Disclosures About Market Risk” included in this report and in our Annual Report on Form 10-K, as amended, for the fiscal year ended July 27, 2002. Furthermore, our equity investments in both publicly traded companies and private companies are subject to risk of loss of investment capital. These investments are inherently risky as the market for the technologies or products they have under development are

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

RISK FACTORS

typically in the early stages and may never materialize. We could lose our entire investment in these companies.

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

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

RISK FACTORS

OUR STOCK PRICE MAY CONTINUE TO BE VOLATILE

Our common stock has experienced substantial price volatility, particularly as a result of variations between our actual financial results and the published expectations of analysts, and as a result of announcements by our competitors and us. Furthermore, speculation in the press or investment community about our strategic position, financial condition, results of operations, business or significant transactions can cause changes in our stock price. In addition, the stock market has experienced extreme price and volume fluctuations that have affected the market price of many technology companies, in particular, and that have often been unrelated to the operating performance of these companies. These factors, as well as general economic and political conditions, may materially adversely affect the market price of our common stock in the future. Additionally, volatility or a lack of positive performance in our stock price may adversely affect our ability to retain key employees, all of whom have been granted stock options.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

We maintain an investment portfolio of various holdings, types, and maturities. These securities are generally classified as available for sale and, consequently, are recorded on the Consolidated Balance Sheets at fair value with unrealized gains or losses reported as a separate component of accumulated other comprehensive income (loss), net of tax. Part of this portfolio includes equity investments in several publicly traded companies, the values of which are subject to market price volatility. During the first nine months of fiscal 2003 and 2002, we recognized a charge of $412 million and $858 million, pre-tax, respectively, attributable to the impairment of certain publicly traded equity securities (see Note 7 to the Consolidated Financial Statements). The impairment charges were related to the decline in the fair value of certain publicly traded equity investments below their cost basis that were judged to be other-than-temporary.

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

Readers are referred to pages 23 to 24 of the fiscal 2002 Annual Report to Shareholders for a more detailed discussion of quantitative and qualitative disclosures about market risk. The following analysis presents the hypothetical changes in fair value of public equity investments that are sensitive to changes in the stock market (in millions):

	Valuation of Securities Given X% Decrease in Each Stock’s Price			Fair Value as of April 26, 2003	Valuation of Securities Given X% Increase in Each Stock’s Price
	(75%)	(50%)	(25%)		25%	50%	75%
Corporate equities	$139	$277	$416	$554	$693	$831	$970

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

Item 4.    Controls and Procedures

a.	Evaluation of disclosure controls and procedures. Based on their evaluation as of a date within 90 days of the filing date of this report, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

b.	Changes in internal controls. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

In addition, beginning on April 23, 2001, a number of purported shareholder derivative lawsuits were filed in the Superior Court of California, County of Santa Clara and in the Superior Court of California, County of San Mateo. There is a procedure in place for the coordination of such actions. Two purported derivative suits have also been filed in the United States District Court for the Northern District of California, and those federal court actions have been consolidated. The consolidated federal court derivative action was dismissed by the court, and plaintiffs have appealed from that decision. The complaints in the various derivative actions include claims for breach of fiduciary duty, waste of corporate assets, mismanagement, unjust enrichment, and violations of the California Corporations Code; seek compensatory and other damages, disgorgement, and other relief; and are based on essentially the same allegations as the class actions.

In addition, we are subject to legal proceedings, claims, and litigation arising in the ordinary course of business. While the outcome of these matters is currently not determinable, we do not expect that the ultimate costs to resolve these matters will have a material adverse effect on our consolidated financial position, results of operations, or cash flows.

Item 2.    Changes in Securities and Use of Proceeds

On April 9, 2003, we issued an aggregate of 9,144,291 shares of our common stock in connection with the acquisition of Okena, Inc. The offer and sale of the securities were effected without registration in reliance on the exemption afforded by Section 3(a)(10) of the Securities Act of 1933, as amended. The issuance was approved, after a hearing upon the fairness of the terms and conditions of the transaction, by the California Department of Corporations under authority to grant such approval as expressly authorized by the laws of the State of California.

Item 3.    Defaults Upon Senior Securities

None

Item 4.    Submission of Matters to a Vote of Security Holders

None

Item 5.    Other Information

On May 7, 2003, we completed our acquisition of privately-held SignalWorks, Inc. of Mountain View, California.

On May 14, 2003, we announced that Dennis Powell has been appointed our Chief Financial Officer, effective May 13, 2003. Dennis Powell was previously Senior Vice President of Corporate Finance and succeeds Larry Carter who retired after serving over eight years as our Chief Financial Officer. Larry Carter will remain on our Board of Directors and continue as a Senior Vice President advising us on special topics. In addition, Mark Chandler, Vice President, Legal Services and General Counsel, has been appointed our Secretary, effective May 13, 2003. Dennis Powell and Mark Chandler have also been named executive officers of the Company within the meaning of Rule 3b-7 under the Securities Exchange Act of 1934, as amended.

Item 6.    Exhibits and Reports on Form 8-K

(a)	Exhibits

The following documents are filed as Exhibits to this report:

10.2	Cisco Systems, Inc. Amended and Restated 1996 Stock Incentive Plan (including related agreements)

99.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K

We filed or furnished five reports on Form 8-K during the quarter ended April 26, 2003. Information regarding each item reported on is as follows:

Date Filed or Furnished	Item No.	Description
January 28, 2003	Item 5	On January 24, 2003, we announced the signing of a definitive agreement to acquire Okena, Inc.

February 4, 2003	Item 9	On February 4, 2003, we announced our second quarter results for the period ended January 25, 2003.

March 20, 2003	Item 5

On March 19, 2003, we announced the signing of a definitive agreement to acquire SignalWorks, Inc. and on March 20, 2003, we announced the signing of a definitive agreement to acquire the business of The Linksys Group, Inc.

April 11, 2003	Item 9

On April 11, 2003, we announced that on April 10, 2003, the Compensation and Management Development Committee of the Board of Directors approved the granting of merit-based stock options to eligible employees to purchase an aggregate of approximately 75 million shares of our common stock at an exercise price of $13.04 per share.

April 17, 2003	Item 5	On April 11, 2003, we announced the completion of our acquisition of Okena, Inc.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Cisco Systems, Inc.

Date: May 14, 2003	By	/s/ Dennis D. Powell

Dennis D. Powell, Senior Vice President and Chief Financial Officer

CHIEF EXECUTIVE OFFICER CERTIFICATION

I, John T. Chambers, President and Chief Executive Officer of Cisco Systems, Inc., certify that:

1. I have reviewed this quarterly report on Form 10-Q of Cisco Systems, Inc.;

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

Date: May 14, 2003

/s/    John T. Chambers

John T. Chambers

President and Chief Executive Officer

(Principal Executive Officer)

CHIEF FINANCIAL OFFICER CERTIFICATION

I, Dennis D. Powell, Senior Vice President and Chief Financial Officer of Cisco Systems, Inc., certify that:

1. I have reviewed this quarterly report on Form 10-Q of Cisco Systems, Inc.;

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

Date: May 14, 2003

/s/    Dennis D. Powell

Dennis D. Powell

Senior Vice President and Chief Financial Officer

(Principal Financial Officer)

EXHIBIT INDEX

EXHIBIT NO.
10.2	Cisco Systems, Inc. Amended and Restated 1996 Stock Incentive Plan (including related agreements)
99.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002