Form 10-K
period 2003-07-26
CISCO SYSTEMS INC
filed 2003-09-10
CIK 858877

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 26, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Common stock, $0.001 par value

Preferred Stock Purchase Rights

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).    Yes  ☒  No  ☐

Aggregate market value of registrant’s common stock held by non-affiliates of the registrant, based upon the closing price of a share of the registrant’s common stock on January 24, 2003 as reported by the Nasdaq National Market on that date: $97,202,096,519

Number of shares of the registrant’s common stock outstanding as of September 8, 2003: 6,953,996,891

DOCUMENTS INCORPORATED BY REFERENCE

(1)  Portions of the registrant’s Annual Report to Shareholders for its fiscal year ended July 26, 2003 are incorporated by reference into Part I and Part II of this Annual Report on Form 10-K where indicated.

(2)  Portions of the registrant’s Proxy Statement relating to the registrant’s 2003 Annual Meeting of Shareholders, to be held on November 11, 2003, are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated.

This Annual Report on Form 10-K, including the “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which is incorporated by reference from our 2003 Annual Report to Shareholders, contains forward-looking statements regarding future events and our future results that are based on current expectations, estimates, forecasts, and projections about the industries in which we operate and the beliefs and assumptions of our management. Words such as “expects,” “anticipates,” “targets,” “goals,” “projects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” variations of such words, and similar expressions are intended to identify such forward-looking statements. In addition, any statements that refer to projections of our future financial performance, our anticipated growth and trends in our businesses, and other characterizations of future events or circumstances, are forward-looking statements. Readers are cautioned that these forward-looking statements are only predictions and are subject to risks, uncertainties, and assumptions that are difficult to predict. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. Readers are referred to the risks and uncertainties identified below, under “Risk Factors,” and elsewhere and in the 2003 Annual Report to Shareholders. We undertake no obligation to revise or update any forward-looking statements for any reason.

PART I

ITEM 1.	Business

General

We manufacture and sell networking and communications products and provide services associated with that equipment and its use. Our products are installed at corporations, public institutions, and telecommunication companies, and commercial businesses, and are also found in personal residences. We provide a broad line of products for transporting data, voice, and video within buildings, across campuses, and around the world. We conduct our business globally and are managed geographically in four segments: the Americas; Europe, the Middle East, and Africa (EMEA); Asia Pacific; and Japan. For information regarding these segments and our revenue derived in each segment, see Note 12 to the Consolidated Financial Statements in our 2003 Annual Report to Shareholders, which is incorporated into this report by reference.

We were incorporated in California in December 1984, and our headquarters is in San Jose. The mailing address of our headquarters is 170 West Tasman Drive, San Jose, California, 95134-1706, and our telephone number at that location is (408) 526-4000. Our Website is www.cisco.com. Through a link on our Investor Relations section of our Website, we make available the following filings as soon as reasonably practicable after they are electronically filed with or furnished to the SEC: our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934. All such filings are available free of charge.

Products and Services

We sell scalable, standards-based networking products that cover a wide range of customers’ networking needs. Our products and services help customers build their own network infrastructures while providing tools to allow them to communicate with key stakeholders, including customers, prospects, business partners, suppliers and employees.

Our products are used individually or in combinations to connect computing devices to networks or computer networks with each other—whether they are within a building, across a campus, or around the world. Our breadth of product and service offerings enables us to offer a wide range of products and services to meet customer requirements. We also provide products and services that allow customers to transition their various networks to a single multiservice data, voice and video network.

We refer to some of our products and technologies as Advanced Technologies, and we believe some of these Advanced Technologies may grow over time to become material contributors to our overall business. We have currently identified six Advanced Technologies for particular focus: IP telephony, security, optical networking, storage area networking, wireless technology, and home networking, although over time, additional Advanced Technologies may be identified for focus and investment. In addition, investments may be curtailed or eliminated in some presently identified Advanced Technologies depending on market developments and resource allocation decisions.

Over time, we believe that the Internet and the various networks associated with it, including but not limited to corporate intranets, cable, broadband and dialup networks, and voice and video networks, will converge into a “network of networks.” In that environment, we believe successful vendors will be capable of providing an end-to-end spectrum of products aimed not at a particular technology platform but at solutions to networking problems that span all the segments that currently define the industry. As such, many of our strategic initiatives and investments are aimed at meeting the requirements that such a network of networks would demand. For a discussion of the risks associated with that strategy, please see the section of this report entitled “Risk Factors,” including but not limited to the risk factor entitled, “We depend upon the development of new products and enhancements to existing products, and if we fail to predict and respond to emerging technological trends and customers’ changing needs, our operating results and market share may suffer.” For information regarding sales of our major products and services, see Note 12 to the Consolidated Financial Statements in our 2003 Annual Report to Shareholders, which is incorporated into this report by reference.

Our offerings fall into several categories:

Routing

Routing is a foundation technology for computer networking. Routers interconnect computer networks and move information from one network to another. Our routing products offer features to increase security of transmissions and increase efficiency in use of transmission capacity. We offer a broad range of routers, from core backbone infrastructure at large telecommunications companies to small and home office deployments. Our routers are also used to interconnect storage networks that can be shared and managed globally.

Switching

Switching is another integral networking technology that is used in both local-area networks (LANs) and wide-area networks (WANs). Our switching products are designed to help users migrate from traditional shared LANs to fully switched networks. Our solutions employ several widely used switching technologies, including Ethernet, Gigabit Ethernet, Token Ring, and Asynchronous Transfer Mode (ATM).

Access

Our access products give remotely located groups and individuals similar levels of connectivity and information access to achieve seamless connections for users whether they are located at a company’s head office, at home, or traveling. Asynchronous and integrated services digital network (ISDN) remote-access routers, dialup access servers, wireless solutions, digital subscriber line (DSL) technologies, and cable universal broadband routers provide telecommuters, mobile workers, students and other users with remote network access.

We offer a broad line of in-building wireless LAN and building-to-building wireless bridging solutions. These solutions include access points, wireless LAN client adapters, bridges, antennas and accessories. Our wireless products are designed to provide high-performance, secure, manageable, and reliable wireless LANs that enable mobility and increase productivity.

Other Products

IP Telephony

We provide IP telephony products for transmitting voice communications over a network using an open, standards-based Internet Protocol (IP). Our IP telephony products use a single network infrastructure for the transmission of data, voice, and video traffic to deliver IP voice and fully integrated communications. IP telephony products provide a seamless migration to full IP communications by interoperating with existing systems.

Security

We provide a broad range of security products and services to protect critical information systems from unauthorized use, defend against attack, and minimize the effect of Internet-borne worms and viruses. As part of our defense-in-depth strategy, we offer numerous network security technologies within our family of routers and switches, in standalone appliances, and as host-based software. Our network security offerings are designed to help ensure the integrity of the information network, simplify operations and lower total cost of ownership.

Optical Networking

We provide optical networking products for both the enterprise and service provider markets. Our optical networking products provide a variety of functions: service interfaces with a variety of bit rates and options; scaling of customers’ central offices to switch higher-bandwidth services; providing the core of the network where incremental, high-bandwidth channel capacity is required to connect multiple metropolitan markets; and enabling service providers to continue a rapid transition from legacy products to next generation products. Advances in next-generation Synchronous Optical Network/Synchronous Digital Hierarchy (SONET/SDH) provide an evolutionary path for telecommunications carriers from their existing infrastructures, as well as giving newer carriers and enterprises the capability to deploy cost-effective, multiservice networks. We also use optical technologies such as dense wave division multiplexing and coarse wave division multiplexing to scale optical bandwidth as high-bandwidth applications, such as Gigabit Ethernet and storage, become more commonplace.

Storage Area Networking

We provide storage networking products that deliver standards-based storage connectivity with intelligent networking features such as multi-protocol/multi-transport integration, virtual storage area networks, advanced security, and sophisticated debug/analysis tools, as well as intelligent storage services, such as network-based virtualization.

Home Networking

Home networking solutions and functionality attempt to replicate the efficiency of enterprise networking in a lower-cost, easy-to-use environment and allow users to share broadband access, music, movies and games throughout the home and over the Internet. The products and solutions include routers, network cards, USB adapters and other products that enable customers to deploy networking in their home or small office environment.

Network Management Software

Our network management offerings are built around CiscoWorks software, a family of management applications based on Internet standards. These applications are designed to enable customers to better secure, monitor and manage large, complex networks. For service providers, Cisco Internet OSS is a foundation and framework designed for next-generation, IP-based services and packet network infrastructure. Cisco Internet OSS provides management enablement of intelligent network services.

Cisco AVVID (Architecture for Voice, Video and Integrated Data) and Cisco IOS® Software are offered in conjunction with many of our product offerings. Cisco AVVID provides an intelligent network infrastructure for Internet business solutions and consists of several architectural building blocks for key Internet services. Cisco IOS Software is a common networking software platform deployed across a broad spectrum of our products.

Service

In addition to our product offerings, we provide a broad range of service offerings, including technical support services and advanced services.

Technical support services are designed to help ensure that our products operate efficiently, remain highly available, and benefit from the most up-to-date system software. These services enable customers to protect their network investments and minimize downtime for systems running mission-critical applications.

Advanced services is a comprehensive program that provides responsive, preventive, and consultative support of our technologies for specific networking needs. The advanced services program supports networking devices, applications and complete infrastructures, allowing large organizations and service providers to realize the potential of a multi-service network.

Customers and Markets

Our customers’ networking needs are influenced by numerous factors, including the size of an organization, number and types of computer systems, geographic location, and the applications requiring communications. Our customer base is not concentrated in any particular industry. In each of the past three fiscal years, no single customer has accounted for 10 percent or more of our net sales. Our customers are primarily in the following markets:

Large Enterprise Businesses

Large enterprise businesses are generally defined as organizations with 500 or more employees, located in multiple locations or branch offices, with complex networking needs within a multi-vendor environment for computer systems and IT support infrastructure. Our large enterprise customers span all major industries, including: government, education, retail, finance, health care, manufacturing and transportation. We have developed industry-focused solutions to address specific customer requirements. These solutions include a full range of our core products and advanced technology solutions such as: enterprise routing, switching, security, IP telephony, mobility and storage. In addition, we offer a broad range of value-added services including service and support packages, financing and managed service offerings through our service provider partners.

Service Providers

Service providers offer data, voice, and/or video communication services to businesses, governments, utilities and consumers. They include regional, national and international telecommunications carriers, as well as Internet, cable and wireless service providers. Many service providers resell our products to their own residential, enterprise or commercial customers. Additionally, service providers use a variety of our switching, routing and network management products in their own core networks. Compared to other end-user customers, service provider customers are more likely to require network design services, and their business is characterized by long design cycles.

Commercial

Commercial customers, primarily small and medium-sized businesses, have fewer than 500 employees and a need for networks of their own, as well as connection to the Internet and to business partners. However, these customers generally have limited resources and expertise in networking technology. Therefore, we attempt to provide products that are affordable and easy to install and use. The commercial market remains an area of potential growth for network adoption and deployment of intelligent network solutions. The emerging technologies, which include network security, mobility and converged voice and data solutions, are of specific interest to small and medium-sized businesses.

Consumer

We participate in the consumer and small office/home office (SOHO) market through our recent acquisition of the business of The Linksys Group, Inc (“Linksys”). Linksys offers several solutions including routers, network cards, USB adapters and other products that enable customers to deploy networking in their homes or small office environments.

Sales Overview

At the end of fiscal 2003, our worldwide sales and marketing organization consisted of approximately 13,000 individuals, including managers, sales representatives and technical support personnel. We have field sales offices in more than 60 countries and sell our products and services both directly and through channel partners with support from our sales force. Channel partners include value-added resellers, system integrators and service providers. These partners sell directly to end customers and often provide system installation, technical support, professional services and support services in addition to the network equipment sale. We also have distributor channel partners who typically sell to smaller value-added resellers. We refer to this as a two-tier system of sales to the end customer. Many distributors also offer service and support to their customers. For more information regarding our channel partners, please see the section of this report entitled “Risk Factors,” including but not limited to the risk factors entitled, “Disruption of or changes in the mix of our product and service distribution model or customer base could harm our sales and margins” and “Our inventory management relating to our sales to distributors is complex, and excess finished goods may harm our gross margins.”

Our service offerings complement our products via a range of consulting, technical, project, quality and maintenance support-level services including 24-hour online and telephone support through technical assistance centers.

Cisco Systems Capital Corporation facilitates and provides lease and other financing to certain qualified customers for the purchase of equipment and other needs. For additional information regarding Cisco Systems Capital Corporation’s financing activities, see Note 6 to the Consolidated Financial Statements in our 2003 Annual Report to Shareholders, which is incorporated into this report by reference.

Acquisitions, Investments and Alliances

The markets in which we compete require a wide variety of technologies, products and capabilities. The combination of technological complexity and rapid change within our markets make it difficult for a single company to develop all technological solutions that it desires to offer within its family of product and services. Through acquisitions, investments and alliances we are able to deliver a broader range of products and services to customers in target markets.

We employ the following strategies to satisfy the need for new or enhanced networking products and solutions: we develop new technologies and products internally; we enter into joint-development efforts with other companies; we resell other companies’ products; and we acquire all or part of other companies.

Acquisitions

Since 1993, we have acquired several companies and we expect to make future acquisitions. Mergers and acquisitions of high-technology companies are inherently risky, especially if no product has been shipped by the acquired company. No assurance can be given that our previous or future acquisitions will be successful or will not materially adversely affect our financial condition or operating results. Prior acquisitions have resulted in a wide range of outcomes, from successful introduction of new products and technologies to an inability to do so. The risks associated with acquisitions are more fully discussed in the section of this report entitled “Risk Factors,” including but not limited to the risk factor entitled, “We have made and expect to continue to make acquisitions that could disrupt our operations and harm our operating results.”

Investments in Privately Held Companies

We make minority investments in privately held companies that develop technology or provide services that are complementary to our products or provide strategic value. By investing in new ventures, we strengthen our relationships with such companies. The risks associated with these investments are more fully discussed in the section of the report entitled “Risk Factors,” including but not limited to the risk factor entitled, “We are exposed to fluctuations in the market values of our portfolio investments and in interest rates; impairment of our investments could harm our earnings.”

Strategic Alliances

We pursue strategic alliances with other companies in areas where collaboration can produce industry advancement and acceleration of new markets. The objectives and goals for a strategic alliance can include one or more of the following: technology exchange, product and solution development, joint sales and marketing, or new-market creation. Currently, we have strategic alliances with AT&T, BearingPoint, Bell South, Cap Gemini/Ernst & Young, EDS, Hewlett-Packard, IBM, Intel, Italtel, Microsoft, Motorola, SBC and Sprint, among others.

Backlog

Our backlog at July 26, 2003 was approximately $2.0 billion, compared with a backlog of approximately $2.3 billion at July 27, 2002. Our backlog at September 8, 2003 was approximately $1.6 billion, compared with a backlog of approximately $1.4 billion at September 9, 2002. Backlog includes orders confirmed with a purchase order for products scheduled to be shipped within 90 days to customers with approved credit status. Because of the generally short cycle between order and shipment and occasional customer changes in delivery schedules or cancellation of orders (which are made without significant penalty), we do not believe that our backlog, as of any particular date, is necessarily indicative of actual net sales for any future period.

Competition

We compete in the networking and communications equipment markets, providing products and services for transporting data, voice and video traffic across intranets, extranets, and the Internet. These markets are characterized by rapid change, converging technologies, and a migration to networking solutions that offer superior advantages. These market factors represent both an opportunity and a competitive threat to us. We compete with numerous vendors in each product category. The overall number of our competitors providing niche product solutions may increase. Also, the composition of competitors may change as we increase our activity in our advanced technology markets.

Our competitors include 3Com, Alcatel, Avaya, Avici, Check Point Software, Ciena, Dell, Ericsson, Enterasys, Extreme Networks, Foundry Networks, Fujitsu, Huawei, Juniper, Lucent, NetScreen, Nokia, Nortel Networks, Redback Networks, Riverstone, Siemens AG and Sycamore Networks, among others. Some of these companies compete across many of our product lines, while others are primarily focused in a specific product area. Barriers to entry are relatively low, and new ventures to create products that do or could compete with our products are regularly formed. In addition, several of our competitors may have greater resources, including technical and engineering resources, than we do. As we expand into new markets, we will face competition not only from our existing competitors but from other competitors as well, including existing companies with strong technological, marketing and sales positions in those markets. We also sometimes face competition from resellers and distributors of our products.

The principal competitive factors in the markets in which we presently compete and may compete in the future include:

•	The ability to provide a broad range of networking products and services;

•	Product performance;

•	Price;

•	The ability to provide new products;

•	The ability to provide value-added features such as security, reliability and investment protection;

•	Conformance to standards;

•	Market presence; and

•	The ability to provide financing.

We also face competition from customers to whom we license or supply technology and suppliers from whom we transfer technology. The inherent nature of networking requires interoperability. As such, we must cooperate and at the same time compete with many companies. Any inability to effectively manage these complicated relationships with customers and suppliers could have a material adverse effect on our business, operating results, and financial condition and accordingly affect our chances of success.

Research and Development

We regularly seek to introduce new products and features in areas including, among others, data, voice, and video over IP; advanced access and aggregation technologies such as cable, wireless and other broadband technologies; advanced enterprise switching; optical transport; storage networking; content networking; security; network management; and advanced core and edge routing technologies.

The industry in which we compete is subject to rapid technological developments, evolving industry standards, changes in customer requirements, and new product introductions and enhancements. As a result, our success, in part, depends upon our ability, on a cost-effective and timely basis, to continue to enhance our existing products and to develop and introduce new products that improve performance and reduce total cost of ownership. In order to achieve these objectives, our management and engineering personnel work with customers to identify and respond to customer needs, as well as with other innovators of internetworking products, including universities, laboratories, and corporations. We also expect to continue to make acquisitions and investments where appropriate to provide us with access to new technologies. We intend to continue developing products that meet key industry standards and to support important protocol standards as they emerge. Still, there can be no assurance that we will be able to successfully develop products to address new customer requirements and technological changes, or that such products will achieve market acceptance.

Our research and development expenditures were $3.1 billion, $3.4 billion and $3.9 billion in fiscal 2003, 2002 and 2001, respectively. All of our expenditures for research and development costs, as well as in-process research and development of $4 million, $65 million and $855 million in fiscal 2003, 2002 and 2001, respectively, have been expensed as incurred.

Manufacturing

We primarily employ an outsourced manufacturing strategy that relies on contract manufacturers for manufacturing services. Our manufacturing operations primarily consist of quality assurance of materials and components, subassemblies, final assembly and testing of products. We presently use a variety of independent third-party companies to provide services related to printed circuit board assembly, in-circuit test, and product repair as well as product assembly. Proprietary software on electronically programmable memory chips is installed in our systems in order to configure products to customer needs and to maintain quality control and security. The manufacturing process enables us to configure the hardware and software in unique combinations to meet a wide variety of individual customer requirements. We also use automated testing equipment and burn-in procedures, as well as comprehensive inspection, testing, and statistical process control that are designed to help ensure the quality and reliability of our products. The manufacturing processes and procedures are generally ISO 9001 or ISO 9003 certified.

Our arrangements with contract manufacturers generally provide for quality, cost and delivery requirements, as well as manufacturing process terms, such as continuity of supply, inventory management, flexibility regarding capacity, quality and cost management, oversight of manufacturing and conditions for use of our intellectual property. We have not entered into any significant long-term contracts with any manufacturing service provider. We generally have the option to renew arrangements on an as needed basis, primarily annually. These arrangements generally do not commit us to purchase any particular amount, or any quantities beyond certain amounts covered by orders or forecasts that we submit covering discrete periods of time.

Patents, Intellectual Property, and Licensing

We seek to establish and maintain our proprietary rights in our technology and products through the use of patents, copyrights, trademarks, and trade secret laws. We have a program to file applications for and obtain patents, copyrights, and trademarks in the United States and in selected foreign countries where we believe filing for such protection is appropriate. We also seek to maintain our trade secrets and confidential information by non-disclosure policies and through the use of appropriate confidentiality agreements. We have obtained a substantial number of patents and trademarks in the United States and in other countries. There can be no assurance, however, that these patents are valid or can be enforced against competitive products in every jurisdiction. Although we believe the protection afforded by our patents, patent applications, copyrights, trademarks and trade secrets has value, the rapidly changing technology in the networking industry and uncertainties in the legal process make our future success dependent primarily on the innovative skills, technological expertise, and management abilities of our employees rather than on the protection afforded by patent, copyright, trademark, and trade secret laws.

Many of our products are designed to include software or other intellectual property licensed from third parties. While it may be necessary in the future to seek or renew licenses relating to various aspects of our products, we believe, based upon past experience and standard industry practice that such licenses generally could be obtained on commercially reasonable terms. Nonetheless, there can be no assurance that the necessary licenses would be available on acceptable terms, if at all. Our inability to obtain certain licenses or other rights or to obtain such licenses or rights on favorable terms, or the need to engage in litigation regarding these matters, could have a material adverse effect on our business, operating results, and financial condition. Moreover, inclusion in our products of software or other intellectual property licensed from third parties on a non-exclusive basis can limit our ability to protect our proprietary rights in our products.

The industry in which we compete is characterized by rapidly changing technology, a large number of patents, and frequent claims and related litigation regarding patent and other intellectual property rights. There can be no assurance that our patents and other proprietary rights will not be challenged, invalidated or circumvented, that others will not assert intellectual property rights to technologies that are relevant to us, or that our rights will give us a competitive advantage. In addition, the laws of some foreign countries may not protect our proprietary rights to the same extent as the laws of the United States. The risks associated with patents and intellectual property are more fully discussed in the section of this report entitled “Risk Factors,” including but not limited to the risk factors entitled, “Our proprietary rights may prove difficult to enforce,” “We may be found to infringe on intellectual property rights of others” and “We rely on the availability of third-party licenses.”

Employees

As of July 26, 2003, we had approximately 34,000 employees, including 6,000 in manufacturing and service; 12,000 in engineering; 13,000 in sales and marketing; and 3,000 in finance and administration. Approximately 9,000 employees are in locations outside the United States. We consider the relationships with our employees to be positive. Competition for technical personnel in the industry in which we compete is intense. We believe that our future success depends in part on our continued ability to hire, assimilate, and retain qualified personnel. To date, we believe that we have been successful in recruiting qualified employees, but there is no assurance that we will continue to be successful in the future.

Risk Factors

Set forth below and elsewhere in this report and in other documents we file with the SEC are risks and uncertainties that could cause actual results to differ materially from the results contemplated by the forward-looking statements contained in this report.

OUR OPERATING RESULTS MAY FLUCTUATE IN FUTURE PERIODS, WHICH MAY ADVERSELY AFFECT OUR STOCK PRICE

Our operating results have been in the past, and will continue to be, subject to quarterly and annual fluctuations as a result of a number of factors. These factors include:

•	Fluctuations in demand for our products and services, such as has occurred in the last three years, especially with respect to Internet businesses and telecommunications service providers;

•	Changes in sales and implementation cycles for our products and reduced visibility into our customers’ spending plans and associated revenue;

•	Our ability to maintain appropriate inventory levels and purchase commitments;

•	Price and product competition in the communications and networking industries, which can change rapidly due to technological innovation;

•	The overall trend toward industry consolidation both among our competitors and our customers;

•	The introduction and market acceptance of new technologies and products and our success in new markets, as well as the adoption of new networking standards;

•	Variations in sales channels, product costs, or mix of products sold;

•	The timing and size of orders from customers;

•	Manufacturing lead times;

•	Fluctuations in our gross margins, and the factors that contribute to this as described below;

•	Our ability to achieve targeted cost reductions;

•	The ability of our customers, channel partners and suppliers to obtain financing or to fund capital expenditures;

•	The timing and amount of employer payroll tax to be paid on employees’ gains on stock options exercised;

•	Actual events, circumstances, outcomes, and amounts differing from judgments, assumptions, and estimates used in determining the values of certain assets (including the amounts of related valuation allowances), liabilities and other items reflected in our Consolidated Financial Statements;

•	How well we execute on our strategy and operating plans; and

•	Changes in accounting rules, such as recording expenses for employee stock option grants.

As a consequence, operating results for a particular future period are difficult to predict, and therefore, prior results are not necessarily indicative of results to be expected in future periods. Any of the foregoing factors, or any other factors discussed elsewhere herein, could have a material adverse effect on our business, results of operations, and financial condition that could adversely affect our stock price.

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

Recent turmoil in the geopolitical environment in many parts of the world, including terrorist activities and military actions, particularly the aftermath of the war in Iraq, may continue to put pressure on global economic conditions. If the economic and market conditions in the United States and globally do not improve, or if they deteriorate further, we may continue to experience material adverse impacts on our business, operating results, and financial condition as a consequence of the above factors or otherwise. We do not expect the trend of lower capital spending among service providers to reverse itself in the near term.

OUR REVENUES FOR A PARTICULAR PERIOD ARE DIFFICULT TO PREDICT, AND A SHORTFALL IN REVENUES MAY HARM OUR OPERATING RESULTS

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

In addition, to improve customer satisfaction, we continue to attempt to reduce our manufacturing lead times, which may result in corresponding reductions in order backlog. A decline in backlog levels could result in more variability and less predictability in our quarter-to-quarter net sales and operating results. Long manufacturing lead times have caused our customers in the past to place the same order multiple times within our various sales channels and cancel the duplicative orders when the product is received, or place orders with other vendors with shorter manufacturing lead times. Such multiple ordering (along with other factors) may cause difficulty in predicting our sales and, as a result, could impair our ability to manage parts inventory effectively.

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

WE EXPECT THAT GROSS MARGIN VARIABILITY AND OUR RECENT LEVEL OF PRODUCT GROSS MARGIN MAY NOT BE SUSTAINABLE

Although we have experienced increasing product gross margins, our recent level of product gross margins may not be sustainable and may be adversely affected in the future by numerous factors, including but not limited to:

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

DISRUPTION OF OR CHANGES IN THE MIX OF OUR PRODUCTS AND SERVICES DISTRIBUTION MODEL OR CUSTOMER BASE COULD HARM OUR SALES AND MARGINS

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

We use a variety of channels to bring our products and services to our end-user customers, including system integrators, two-tier distributors and direct sales. System integrators integrate our products and services into an overall network solution that they typically resell to an end user. Two-tier distributors stock inventory and sell to resellers who may themselves be system integrators. Direct sales occur to both enterprise accounts and service providers. A substantial portion of our products and services is distributed through our channel partners and the remainder is distributed through direct sales. If sales through indirect channels increase, this may lead to greater difficulty in forecasting the mix of our products, and to a certain degree, the timing of orders from our customers.

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

For example:

•	We could compete with our channel partners through our direct sales, which may lead these channel partners to use other suppliers that do not directly sell their own products, which could adversely affect our distribution model.

•	Some of our system integrators may demand that we absorb a greater share of the risks that their customers may ask them to bear, which may affect our gross margin.

•	Some of our channel partners may have insufficient financial resources and may not be able to withstand changes in business conditions, including the current economic downturn. Revenues from indirect sales could suffer if our distributors’ financial condition or operations weaken.

•	Service provider customers may demand rigorous acceptance testing or prime contracting. As we develop more solution oriented products, enterprise customers may demand similar terms and conditions. Such terms and conditions can lower gross margin and defer revenue recognition.

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

If we have excess inventory, we may have to reduce our prices and write down inventory, which in turn could result in lower gross margins. Our two-tier distribution channels, in contrast to our one-tier distributors, are given business terms that allow them to return a portion of inventory and participate in various cooperative marketing programs. We recognize revenue to two-tier distributors based on a sell-through method utilizing information provided by our distributors, and we also maintain accruals and allowances for all cooperative marketing and other programs.

SALES TO THE SERVICE PROVIDER MARKET ARE ESPECIALLY VOLATILE, AND CONTINUED DECLINES OR DELAYS IN SALES ORDERS FROM THIS INDUSTRY MAY HARM OUR OPERATING RESULTS AND FINANCIAL CONDITION

Sales to the service provider market have been characterized by large and often sporadic purchases with longer sales cycles. Although we continue to invest in development of new products aimed at this market segment, we have experienced significant decreases in sales to service providers as market conditions have changed. Sales activity in this industry depends upon the stage of completion of expanding network infrastructures, the availability of funding, and the extent that service providers are affected by regulatory, economic and business conditions in the country of operations. Continued declines or delays in orders from this industry could have a material adverse effect on our business, operating results and financial condition. The slowdown in the general economy, over-capacity, changes in the service provider market, and the constraints on capital availability have had a material adverse effect on many of our service provider customers, with numerous such customers going out of business or substantially reducing their expansion plans. These conditions have had a material adverse effect on our business and operating results, and we expect that these conditions may continue for the foreseeable future. Finally, service provider customers typically have longer implementation cycles, require a broader range of service including design services, demand that vendors take on a larger share of risks, often require acceptance provisions which can lead to a delay in revenue recognition, and expect financing from vendors. All these factors can add further risk to business conducted with service providers.

A SHORTAGE OF ADEQUATE COMPONENT SUPPLY OR MANUFACTURING CAPACITY COULD INCREASE OUR COSTS OR CAUSE A DELAY IN OUR ABILITY TO FULFILL ORDERS, AND OUR FAILURE TO ESTIMATE CUSTOMER DEMAND PROPERLY MAY RESULT IN EXCESS OR OBSOLETE COMPONENT SUPPLY THAT COULD ADVERSELY AFFECT OUR GROSS MARGINS

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

Manufacturing capacity and component supply constraints could be significant issues for us. We use several contract manufacturers and suppliers to provide manufacturing services for our products. During the normal course of business, in order to reduce manufacturing lead times and ensure adequate component supply, we enter into agreements with certain contract manufacturers and suppliers that allow them to procure inventory based upon criteria as defined by us. If we fail to anticipate customer demand properly, an oversupply of parts could result in excess or obsolete components that could adversely affect our gross margins. For additional information regarding our purchase commitments, see Note 8 to the Consolidated Financial Statements in our 2003 Annual Report to Shareholders. A reduction or interruption in supply, a significant increase in the price of one or more components, a failure to adequately authorize procurement of inventory by our contract manufacturers, or a decrease in demand of products could materially adversely affect our business, operating results and financial condition and could materially damage customer relationships. Furthermore, as a result of binding price or purchase commitments with suppliers, we may be obligated to purchase components at prices that are higher than those available in the current market. In the event that we become committed to purchase components at prices in excess of the current market price when the components are actually utilized, our gross margins could decrease.

The fact that we do not own the bulk of our manufacturing facilities could have an adverse impact on the supply of our products and on operating results. Financial problems of contract manufacturers on whom we rely, or reservation of manufacturing capacity by other companies, inside or outside of our industry, could either limit supply or increase costs.

THE MARKETS IN WHICH WE COMPETE ARE INTENSELY COMPETITIVE, WHICH COULD ADVERSELY AFFECT OUR REVENUE GROWTH

For information regarding our competition, and the risks arising out of the competitive environment in which we operate, see the section entitled “Competition” contained in Item 1 of this report.

WE DEPEND UPON THE DEVELOPMENT OF NEW PRODUCTS AND ENHANCEMENTS TO EXISTING PRODUCTS, AND IF WE FAIL TO PREDICT AND RESPOND TO EMERGING TECHNOLOGICAL TRENDS AND CUSTOMERS’ CHANGING NEEDS, OUR OPERATING RESULTS AND MARKET SHARE MAY SUFFER

The markets for our products are characterized by rapidly changing technology, evolving industry standards, new product introductions, and evolving methods of building and operating networks. Our operating results depend on our ability to develop and introduce new products into existing and emerging markets and to reduce the production costs of existing products. We believe the Internet and other data, voice and video networks are evolving into a “network of networks,” which will require common technology platforms and broad end-to-end solutions for particular applications rather than products aimed at particular market segments. In that environment, customers will be more concerned with overall solutions rather than with whether the solution is built around a particular technology, such as routing or switching. The process of developing new technology is complex and uncertain, and if we fail to accurately predict customers’ changing needs and emerging technological trends, our business could be harmed. We must commit significant resources to develop new products before knowing whether our investments will result in products the market will accept. In particular, if the “network of networks” model does not emerge as we believe it will, many of our investments may prove to be without value. Furthermore, we may not execute successfully on that vision because of errors in product planning or timing, technical hurdles that we fail to overcome in a timely fashion, or a lack of appropriate resources. This could result in competitors providing those solutions before we do, and loss of market share, revenues and earnings. The success of new products is dependent on several factors, including proper new product definition, component costs, timely completion and introduction of these products, differentiation of new products from those of our competitors, and market acceptance of these products. There can be no assurance that we will successfully identify new product opportunities, develop and bring new products to market in a timely manner, or achieve market acceptance of our products, or that products and technologies developed by others will not render our products or technologies obsolete or noncompetitive. Specifically, the products and technologies that we have identified as “Advanced Technologies” may not prove to have the market success we anticipate, and we may not successfully identify and invest in other advanced technologies that will be important for our future success.

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

In response to changes in industry and market conditions, we may be required to strategically realign our resources and consider restructuring, disposing of, or otherwise exiting businesses. Any decision to limit investment in or dispose of or otherwise exit businesses may result in the recording of special charges, such as inventory and technology related write-offs, workforce reduction costs, charges relating to consolidation of excess facilities, or claims from third parties who were resellers or users of discontinued products. Our estimates with respect to the useful life or ultimate recoverability of our carrying basis of assets, including purchased intangible assets, could change as a result of such assessments and decisions. Further, our estimates relating to the liabilities for excess facilities are affected by changes in real estate market conditions. Additionally, we are required to perform goodwill impairment tests on an annual basis and between annual tests in certain circumstances. There can be no assurance that future goodwill impairment tests will not result in a charge to earnings.

WE HAVE MADE AND EXPECT TO CONTINUE TO MAKE ACQUISITIONS THAT COULD DISRUPT OUR OPERATIONS AND HARM OUR OPERATING RESULTS

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

From time to time, we have made acquisitions that result in in-process research and development expenses being charged in an individual quarter. These charges may occur in any particular quarter, resulting in variability in our quarterly earnings.

See also the discussion of risks related to new product development, which also applies to acquisitions, above under the risk factor entitled, “We depend upon the development of new products and enhancements to existing products, and if we fail to predict and respond to emerging technological trends and customers’ changing needs, our operating results and market share may suffer.”

ENTRANCE INTO NEW OR DEVELOPING MARKETS EXPOSES US TO ADDITIONAL COMPETITION AND WILL LIKELY INCREASE DEMANDS ON OUR SERVICE AND SUPPORT OPERATIONS

As we focus on new market opportunities, such as storage, wireless, security, transporting data, voice, and video traffic across the same network, we will increasingly compete with large telecommunications equipment suppliers as well as startup companies. Several of our competitors may have greater resources, including technical and engineering resources, than we do. Additionally, as customers in these markets complete infrastructure deployments, they may require greater levels of service, support and financing than we have provided in the past. Demand for these types of service or financing contracts may increase in the future. There can be no assurance that we can provide products, service, support and financing to effectively compete for these market opportunities. Further, provision of greater levels of services by us may result in a delay in the timing of revenue recognition. In addition, if we successfully move into other markets, such as the consumer market, we will be subject to additional risks associated with that market, including the effects of general market conditions and reduced consumer confidence.

PRODUCT QUALITY PROBLEMS COULD LEAD TO REDUCED REVENUES, GROSS MARGINS AND NET INCOME

We produce highly complex products that incorporate leading-edge technology, including both hardware and software. Software typically contains bugs that can unexpectedly interfere with expected operations. There can be no assurance that our pre-shipment testing programs will be adequate to detect all defects—either in individual products or which could affect numerous shipments—which might interfere with customer satisfaction, reduce sales opportunities, or affect gross margins. In the past, we have had to recall certain components and provide remediation in response to the discovery of bugs in products that we had shipped. While the cost of such recalls and remediation has not been material in the past, there can be no assurance that such a recall or remediation, depending on the product involved, would not have a material impact. An inability to cure a product defect could result in the failure of a product line, temporary or permanent withdrawal from a product or market segment, damage to our reputation, inventory costs, or product reengineering expenses, any of which could have a material impact on revenues, margins and net income.

INDUSTRY CONSOLIDATION MAY LEAD TO INCREASED COMPETITION AND MAY HARM OUR OPERATING RESULTS

There has been a trend toward industry consolidation in our markets for several years. We expect this trend toward industry consolidation to continue as companies attempt to strengthen or hold their market positions in an evolving industry and as companies are acquired or are unable to continue operations. We believe that industry consolidation may result in stronger competitors that are better able to compete as sole-source vendors for customers. This could lead to more variability in operating results and could have a material adverse effect on our business, operating results, and financial condition. Furthermore, particularly in the service provider market, rapid consolidation will lead to fewer customers, with the effect that loss of a major customer could have a material impact on results not anticipated in a customer marketplace composed of more numerous participants.

DUE TO THE GLOBAL NATURE OF OUR OPERATIONS, POLITICAL OR ECONOMIC CHANGES, OR OTHER FACTORS, IN A SPECIFIC COUNTRY OR REGION COULD HARM OUR COSTS, EXPENSES AND FINANCIAL CONDITION

We conduct significant sales and customer support operations in countries outside of the United States and also depend on non-U.S. operations of our contract manufacturers and our distribution partners. For fiscal 2003, we derived 48.9% of our revenues from sales outside the United States. Accordingly, our future results could be materially adversely affected by a variety of uncontrollable and changing factors including, among others, foreign currency exchange rates; political or social unrest or economic instability in a specific country or region; trade protection measures and other regulatory requirements which may affect our ability to import or export our products from various countries; political considerations that affect service provider and government spending patterns; difficulties in staffing and managing international operations; and adverse tax consequences, including imposition of withholding or other taxes on payments by subsidiaries. In addition, if the outbreak of Severe Acute Respiratory Syndrome (SARS) in Asia continues or recurs, this could have an adverse impact on our Asian operations. If there is a significant spread of SARS beyond Asia, other aspects of our operations could be negatively impacted. Any or all of these factors could have a material adverse impact on our costs, expenses and financial condition.

WE ARE EXPOSED TO FLUCTUATIONS IN CURRENCY EXCHANGE RATES THAT COULD NEGATIVELY IMPACT OUR FINANCIAL RESULTS AND CASH FLOWS

Because a significant portion of our business is conducted outside the United States, we face exposure to adverse movements in foreign currency exchange rates. These exposures may change over time as business practices evolve and could have a material adverse impact on our financial results and cash flows. Historically, our primary exposures have related to non-dollar-denominated sales in Japan, Canada, and Australia, and certain non-dollar-denominated operating expenses in Europe, Latin America, and Asia, where we sell primarily in U.S. dollars. Additionally, we have exposures to emerging market currencies, which can have extreme currency volatility. An increase in the value of the dollar could increase the real cost to our customers of our products in those markets outside the United States where we sell in dollars, and a weakened dollar could increase the cost of local operating expenses and procurement of raw materials to the extent we must purchase components in foreign currencies.

Currently, we enter into foreign exchange forward contracts to minimize the short-term impact of foreign currency fluctuations on certain foreign currency receivables, investments and payables. In addition, we periodically will hedge anticipated foreign currency cash flows. Our attempts to hedge against these risks may not be successful, resulting in an adverse impact on our net income.

WE ARE EXPOSED TO THE CREDIT RISK OF SOME OF OUR CUSTOMERS AND TO CREDIT EXPOSURES IN WEAKENED MARKETS, WHICH COULD RESULT IN MATERIAL LOSSES

Most of our sales are on an open credit basis, with typical payment terms of 30 days in the United States, and, because of local customs or conditions, longer in some markets outside the United States. We monitor individual customer payment capability in granting such open credit arrangements, seek to limit such open credit to amounts we believe the customers can pay, and maintain reserves we believe are adequate to cover exposure for doubtful accounts. Beyond our open credit arrangements, we have also experienced demands for customer financing and facilitation of leasing arrangements. We expect demand for customer financing to continue. We believe customer financing is a competitive factor in obtaining business, particularly in supplying customers involved in significant infrastructure projects. Our loan financing arrangements may include not only financing the acquisition of our products and services but also providing additional funds for other costs associated with network installation and integration of our products and services and for working capital purposes. We do not recognize revenue on such loan financing arrangements until cash payments are received.

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

A portion of our sales is derived through our resellers in two-tier distribution channels. These resellers/customers are generally given business terms that allow them to return a portion of inventory, receive credits for changes in selling prices, and participate in various cooperative marketing programs. We maintain estimated accruals and allowances for such exposures. However, such resellers tend to have more limited financial resources than other resellers and end-user customers and therefore represent potential sources of increased credit risk because they may be more likely to lack the reserve resources to meet payment obligations.

OUR PROPRIETARY RIGHTS MAY PROVE DIFFICULT TO ENFORCE

We generally rely on patents, copyrights, trademarks, and trade secret laws to establish and maintain proprietary rights in our technology and products. While we have been issued a number of patents and other patent applications are currently pending, there can be no assurance that any of these patents will not be challenged, invalidated, or circumvented, or that any rights granted under these patents will in fact provide competitive advantages to us. Furthermore, many key aspects of networking technology are governed by industry-wide standards, which are usable by all market entrants. In addition, there can be no assurance that patents will be issued from pending applications, or that claims allowed on any patents will be sufficiently broad to protect our technology. In addition, the laws of some foreign countries may not protect our proprietary rights to the same extent as do the laws of the United States. The outcome of any actions taken in these foreign countries may be different than if such actions were determined under the laws of the United States. While we are not dependent on any individual patents or group of patents for particular segments of the business for which we compete, if we are unable to protect our proprietary rights to the totality of the features (including aspects of products protected other than by patent rights) in a market, we may find ourselves at a competitive disadvantage to others who need not incur the substantial expense, time and effort required to create the innovative products which have enabled us to be successful.

WE MAY BE FOUND TO INFRINGE ON INTELLECTUAL PROPERTY RIGHTS OF OTHERS

Third parties, including customers, have in the past and may in the future assert claims or initiate litigation related to exclusive patent, copyright, trademark and other intellectual property rights to technologies and related standards that are relevant to us. These assertions have increased over time as a result of our growth and the general increase in the pace of patent claims assertions, particularly in the United States. Because of the existence of a large number of patents in the networking field, the secrecy of some pending patents and the rapid rate of issuance of new patents, it is not economically practical nor even possible to determine in advance whether a product or any of its components infringe or will infringe the patent rights of others. The asserted claims and/or initiated litigation, can include claims against us or our manufacturers, suppliers, or customers, alleging infringement of their proprietary rights with respect to our existing or future products or components of those products. Regardless of the merit of these claims, they can be time-consuming, result in costly litigation and diversion of technical and management personnel, or require us to develop a non-infringing technology or enter into license agreements. Where claims are made by customers, resistance even to unmeritorious claims could damage customer relationships. There can be no assurance that licenses will be available on acceptable terms and conditions, if at all, in all such circumstances, or that our indemnification by their suppliers will be adequate to cover their costs if a claim were brought directly against us or our customers. Furthermore, because of the potential for high court awards which are not necessarily predictable, it is not unusual to find even arguably unmeritorious claims settled for significant funds. If any infringement or other intellectual property claim made against us by any third party is successful, or if we fail to develop non-infringing technology or license the proprietary rights on commercially reasonable terms and conditions, our business, operating results and financial condition could be materially and adversely affected.

Our exposure to risks associated with the use of intellectual property may be increased as a result of acquisitions, as we have a lower level of visibility into the development process with respect to such technology or the care taken to safeguard against infringement risks. Further, in the past third parties have made infringement and similar claims after we have acquired technology that had not been asserted prior to our acquisition.

WE RELY ON THE AVAILABILITY OF THIRD-PARTY LICENSES

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

OUR OPERATING RESULTS AND FUTURE PROSPECTS COULD BE MATERIALLY HARMED BY UNCERTAINTIES OF REGULATION OF THE INTERNET

Currently, few laws or regulations apply directly to access or commerce on the Internet. We could be materially adversely affected by regulation of the Internet and Internet commerce in any country where we operate. Such regulations could include matters such as voice over the Internet or using Internet Protocol, encryption technology, and access charges for Internet service providers. The adoption of regulation of the Internet and Internet commerce could decrease demand for our products, and at the same time, increase the cost of selling our products, which could have a material adverse effect on our business, operating results, and financial condition.

OUR SUCCESS LARGELY DEPENDS ON OUR ABILITY TO RETAIN AND RECRUIT KEY PERSONNEL, AND ANY FAILURE TO DO SO WOULD HARM OUR ABILITY TO MEET KEY OBJECTIVES

Our success has always depended in large part on our ability to attract and retain highly skilled technical, managerial, sales and marketing personnel. In spite of the economic slowdown, competition for these personnel is intense, especially in the Silicon Valley area of Northern California. Volatility or lack of positive performance in our stock price may also adversely affect our ability to retain key employees, all of whom have been granted stock options. The loss of services of any of our key personnel, the inability to retain and attract qualified personnel in the future, or delays in hiring required personnel, particularly engineering and sales personnel, could make it difficult to meet key objectives, such as timely and effective product introductions. In addition, companies in the networking industry whose employees accept positions with competitors frequently claim that competitors have engaged in improper hiring practices. We have received these claims in the past and may receive additional claims to this effect in the future.

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

CHANGES IN EFFECTIVE TAX RATES OR ADVERSE OUTCOMES RESULTING FROM EXAMINATION OF OUR INCOME TAX RETURNS COULD ADVERSELY AFFECT OUR RESULTS

Our future effective tax rates could be adversely affected by earnings being lower than anticipated in countries where we have lower statutory rates, by changes in the valuation of our deferred tax assets and liabilities, or by changes in tax laws or interpretations thereof. In addition, we are subject to the continuous examination of our income tax returns by the Internal Revenue Service and other tax authorities. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes. There can be no assurance that the outcomes from these continuous examinations will not have an adverse effect on our operating results and financial condition.

OUR BUSINESS AND OPERATIONS ARE ESPECIALLY SUBJECT TO THE RISKS OF EARTHQUAKES, FLOODS, AND OTHER NATURAL CATASTROPHIC EVENTS

Our corporate headquarters, including certain of our research and development operations and our manufacturing facilities, are located in the Silicon Valley area of Northern California, a region known for seismic activity. Additionally, a certain number of our facilities, including one of our manufacturing facilities, are located near rivers that have experienced flooding in the past. A significant natural disaster, such as an earthquake or a flood, could have a material adverse impact on our business, operating results, and financial condition.

MANMADE PROBLEMS SUCH AS COMPUTER VIRUSES OR TERRORISM MAY DISRUPT OUR OPERATIONS AND HARM OUR OPERATING RESULTS

Despite our implementation of network security measures, our servers are vulnerable to computer viruses, break-ins, and similar disruptions from unauthorized tampering with our computer systems. Any such event could have a material adverse effect on our business, operating results and financial condition. In addition, the effects of war or acts of terrorism could have a material adverse effect on our business, operating results and financial condition. The continued threat of terrorism and heightened security and military action in response to this threat, or any future acts of terrorism, may cause further disruptions to these economies and create further uncertainties. Similarly, events such as the recent blackouts in the eastern United States, and recurrences of these blackouts, could have similar negative impacts. To the extent that such disruptions or uncertainties result in delays or cancellations of customer orders, or the manufacture or shipment of our products, our business, operating results and financial condition could be materially and adversely affected.

WE ARE EXPOSED TO FLUCTUATIONS IN THE MARKET VALUES OF OUR PORTFOLIO INVESTMENTS AND IN INTEREST RATES; IMPAIRMENT OF OUR INVESTMENTS COULD HARM OUR EARNINGS

We maintain an investment portfolio of various holdings, types and maturities. These securities are generally classified as available for sale and, consequently, are recorded on the Consolidated Balance Sheets at fair value with unrealized gains or losses reported as a separate component of accumulated other comprehensive income (loss), net of tax. Part of this portfolio includes equity investments in several publicly traded companies, the values of which are subject to market price volatility. The current economic downturn and other factors have adversely affected the public equities market, and general economic conditions may continue to worsen. As a result, we may recognize in earnings the decline in fair value of our publicly traded equity investments below the cost basis when the decline is judged to be other- than- temporary. For information regarding the sensitivity of and risks associated with the market value of portfolio investments and interest rates, refer to the section titled “Quantitative and Qualitative Disclosures About Market Risk” in our 2003 Annual Report to Shareholders, which is incorporated by reference in Item 7A of this report. Furthermore, our equity investments in both publicly traded companies and private companies are subject to risk of loss of investment capital. These investments are inherently risky as the market for the technologies or products they have under development are typically in the early stages and may never materialize. We could lose our entire investment in these companies.

IF WE DO NOT SUCCESSFULLY MANAGE OUR STRATEGIC ALLIANCES, WE MAY EXPERIENCE INCREASED COMPETITION OR DELAYS IN PRODUCT DEVELOPMENT

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

CHANGES IN TELECOMMUNICATIONS REGULATION AND TARIFFS COULD HARM OUR PROSPECTS AND FUTURE SALES

Changes in telecommunications requirements in the United States or other countries could affect the sales of our products. In particular, we believe that there may be future changes in U.S. telecommunications regulations that could slow the expansion of the service providers’ network infrastructures and materially adversely affect our business, operating results, and financial condition. Future changes in tariffs by regulatory agencies or application of tariff requirements to currently untariffed services could affect the sales of our products for certain classes of customers. Additionally, in the United States, our products must comply with various Federal Communications Commission requirements and regulations. In countries outside of the United States, our products must meet various requirements of local telecommunications authorities. Changes in tariffs or failure by us to obtain timely approval of products could have a material adverse effect on our business, operating results, and financial condition.

OUR STOCK PRICE MAY CONTINUE TO BE VOLATILE

Our common stock has experienced substantial price volatility, particularly as a result of variations between our actual financial results and the published expectations of analysts, and as a result of announcements by our competitors and us. Furthermore, speculation in the press or investment community about our strategic position, financial condition, results of operations, business or significant transactions can cause changes in our stock price. In addition, the stock market has experienced extreme price and volume fluctuations that have affected the market price of many technology companies, in particular, and that have often been unrelated to the operating performance of these companies. These factors, as well as general economic and political conditions, may materially adversely affect the market price of our common stock in the future. Additionally, volatility or a lack of positive performance in our stock price may adversely affect our ability to retain key employees, all of whom are compensated in part based on the performance of our stock price.

Executive Officers of the Registrant

The following table shows the name, age and position of each of our executive officers as of August 31, 2003:

Name	Age	Position
Larry R. Carter	60	Senior Vice President, Office of the President, and Director
		Mr. Carter has been a member of the Board of Directors since July 2000. He joined Cisco in January 1995 as Vice President of Finance and Administration, Chief Financial Officer, and Secretary. In July 1997, he was promoted to Senior Vice President of Finance and Administration, Chief Financial Officer, and Secretary. In May 2003 upon his retirement as Chief Financial Officer and Secretary, he was appointed to his current position. Before joining Cisco, he was employed by Advanced Micro Devices, Inc. as the Vice President and Corporate Controller. Mr. Carter currently serves on the Board of Directors of eSpeed, Inc. and QLogic Corporation; and is on the Board of Trustees for Loyola Marymount University.

John T. Chambers	54	President, Chief Executive Officer, and Director
		Mr. Chambers has been a member of the Board of Directors since November 1993. He joined Cisco as Senior Vice President in January 1991 and was promoted to Executive Vice President in June 1994. Mr. Chambers was promoted to his current position as of January 31, 1995. Before joining Cisco, he was employed by Wang Laboratories, Inc. for eight years, where, in his last role, he was the Senior Vice President of U.S. Operations.

Mark Chandler	47	Vice President, Legal Services, General Counsel and Secretary
		Mr. Chandler joined Cisco in July 1996, as Cisco’s Managing Attorney for Europe, the Middle East and Africa and was promoted to Vice President, Worldwide Legal Services in February 2001. In October 2001, he was promoted to Vice President, Legal Services and General Counsel. In May 2003, he was appointed to his current position. Before joining Cisco, he was General Counsel of Stratacom, Inc. Stratacom was acquired by Cisco in July 1996. Before joining Stratacom, he served as Vice President, Corporate Development and General Counsel of Maxtor Corporation.

Richard J. Justice	53	Senior Vice President, Worldwide Field Operations
		Mr. Justice joined Cisco in December 1996 as Senior Vice President of the Americas. In February 2000, he was promoted to his current position. Before joining Cisco, Mr. Justice spent 22 years at Hewlett-Packard Company where, in his last role, he was responsible for Worldwide Enterprise Sales and Marketing.

Mario Mazzola	56	Senior Vice President, Chief Development Officer
		Mr. Mazzola joined Cisco in September 1993 as Vice President and General Manager of the Workgroup Business Unit. He was promoted to Senior Vice President of the Enterprise Line of Business in April 1997. In June 2000, Mr. Mazzola took on the leadership of Cisco’s new technology development efforts as Senior Vice President of New Business Ventures. In August 2001, he was promoted to his current position. Before joining Cisco, he served as President and Chief Executive Officer of Crescendo Communications, Inc. from 1990 until Crescendo was acquired by Cisco in September 1993.

Name	Age	Position
Randy Pond	49	Senior Vice President, Operations, Systems, and Processes
		Mr. Pond joined Cisco in September 1993. In 1994, Mr. Pond assumed leadership of Cisco’s Supply/Demand group. In 1994, he was appointed Director of Manufacturing Operations. He was promoted to Vice President of Manufacturing in 1995. In June 1999, Mr. Pond was promoted to Senior Vice President of West Coast and Asia operations. He was promoted to Senior Vice President, Worldwide Manufacturing Operations and Logistics in June 2001. In August 2003, he was promoted to his current position. Before joining Cisco, Mr. Pond held the position of Vice President Finance, Chief Financial Officer and Vice President of Operations at Crescendo Communications, Inc.

Dennis D. Powell	55	Senior Vice President and Chief Financial Officer
		Mr. Powell joined Cisco in January 1997 as Vice President, Corporate Controller. In June 2002, he was promoted to Senior Vice President, Corporate Finance. Mr. Powell was promoted to Senior Vice President and Chief Financial Officer in May 2003. Before joining Cisco, Mr. Powell was employed by Coopers & Lybrand LLP for 26 years, most recently as a senior partner.

Betsy Rafael	42	Vice President, Corporate Controller and Principal Accounting Officer
		Ms. Rafael joined Cisco in April 2002 as Vice President, Corporate Controller. In July 2003 she was also named to the role of Principal Accounting Officer. Before joining Cisco, from December 2000 until March 2002, Ms. Rafael was employed by Aspect Communications Corporation, most recently as Executive Vice President, Finance, Chief Financial Officer and Chief Administrative Officer. From May 2000 until November 2000, she was employed by Escalate Corporation as Senior Vice President and Chief Financial Officer. From November 1994 until May 2000, she was employed by Silicon Graphics, Inc., most recently as Senior Vice President and Chief Financial Officer.

James Richardson	46	Senior Vice President, Chief Marketing Officer
		Mr. Richardson joined Cisco in May 1990, founded Cisco’s Canadian operations, and was promoted to Vice President of Intercontinental Operations in June 1992. Mr. Richardson was promoted to Vice President of North American Operations in June 1994. He was promoted to President of EMEA and Senior Vice President in August 1996. In September 1999, he was promoted to Senior Vice President, Office of the President. In January 2000, he was promoted to Senior Vice President of the Enterprise Line of Business and Internet Communications Software Group. In August 2001, Mr. Richardson was promoted to his current position.

ITEM 2.	Properties

Our headquarters is located on an owned site in San Jose, California. In addition to this site, we have certain owned sites in the United States, which include facilities in the surrounding areas of San Jose, California; Boxborough, Massachusetts; Salem, New Hampshire; Richardson, Texas; and Research Triangle Park, North Carolina. We also own land for expansion in some of these locations. In addition, we also lease office space in several U.S. locations.

Outside the United States, we have operations, primarily in leased sites, in the Americas; EMEA; Asia Pacific; and Japan. Larger site locations include the United Kingdom, France, Belgium, the Netherlands, Singapore, Hong Kong, Australia, Japan, and India. We own and lease manufacturing facilities, which are primarily test and assembly operations, in three locations in the United States and none internationally. We believe that our existing properties are in good condition and suitable for the conduct of our business.

For additional information regarding obligations under leases, see Note 8 to the Consolidated Financial Statements in our 2003 Annual Report to Shareholders, which is incorporated by reference herein. For additional information regarding properties by operating segment, see Note 12 to the Consolidated Financial Statements in our 2003 Annual Report to Shareholders, which is incorporated by reference herein.

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

On May 7, 2003, we issued an aggregate of 773,717 shares of our common stock in connection with the acquisition of SignalWorks, Inc. On May 31, 2003, we issued an aggregate of 28,961,987 shares of our common stock in connection with the acquisition of the business of The Linksys Group, Inc. The offers and sales of these securities were effected without registration in reliance on the exemption afforded by Section 3(a)(10) of the Securities Act of 1933, as amended. Each issuance was approved, after a hearing upon the fairness of the terms and conditions of the transaction, by the California Department of Corporations under authority to grant such approval as expressly authorized by the laws of the State of California.

The remaining information required by this item is incorporated by reference to page 63 of our 2003 Annual Report to Shareholders.

ITEM 6.	Selected Financial Data

The information required by this item is incorporated by reference to page 17 of our 2003 Annual Report to Shareholders.

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information required by this item is incorporated by reference to pages 18 to 32 of our 2003 Annual Report to Shareholders.

ITEM 7A.	Quantitative and Qualitative Disclosures About Market Risk

The information required by this item is incorporated by reference to pages 33 to 34 of our 2003 Annual Report to Shareholders.

ITEM 8.	Financial Statements and Supplementary Data

The information required by this item is incorporated by reference to pages 35 to 63 of our 2003 Annual Report to Shareholders.

ITEM 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

None.

ITEM 9A.	Controls and Procedures

Evaluation of disclosure controls and procedures. Based on our management’s evaluation (with the participation of our principal executive officer and principal financial officer), as of the end of the period covered by this report, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”)) are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Changes in internal control over financial reporting. There was no change in our internal control over financial reporting during our fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

ITEM 10.	Directors and Executive Officers of the Registrant

The information required by this item relating to our directors and nominees, and compliance with Section 16(a) of the Securities Act of 1934 is included under the captions “Proposal No. 1:–Election of Directors” and “Ownership of Securities–Section 16(a) Beneficial Ownership Reporting Compliance” in our Proxy Statement related to the 2003 Annual Meeting of Shareholders and is incorporated herein by reference.

The information required by this item relating to our executive officers is included under the caption “Executive Officers of the Registrant” in Part I of this report and is incorporated by reference into this section.

We have adopted a code of ethics that applies to our principal executive officer and all members of our finance department, including the principal financial officer and principal accounting officer. This code of ethics, which consists of the “Special Ethics Obligations for Employees with Financial Reporting Responsibilities” section of our Code of Business Conduct and Corporate Governance that applies to employees generally, is posted on our Website. The Internet address for our Website is http://www.cisco.com, and the code of ethics may be found as follows:

1.	From our main Web page, first click on “About Cisco,” and then on “Investor Relations.”

2.	Next, click on “Corporate Governance.”

3.	Finally, click on “Code of Business Conduct.”

We intend to satisfy the disclosure requirement under Item 10 of Form 8-K regarding an amendment to, or waiver from, a provision of this code of ethics by posting such information on our website, at the address and location specified above.

ITEM 11.	Executive Compensation

The information required by this item is included under the captions “Proposal No. 1:–Election of Directors–Director Compensation” and Executive Compensation and Related Information” in our Proxy Statement related to the 2003 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item relating to security ownership of certain beneficial owners and management, and securities authorized for issuance under equity compensation plans is included under the captions “Ownership of Securities” and “Equity Compensation Plan Information” in our Proxy Statement related to the 2003 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 13.	Certain Relationships and Related Transactions

The information required by this item is included under the caption “Executive Compensation and Related Information–Certain Relationships and Related Transactions” in our Proxy Statement related to the 2003 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 14.	Principal Accountant Fees and Services

The information required by this item is included under the captions “Proposal No. 3:–Ratification of Independent Auditors–Principal Accountant Fees and Services” and “–Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors” in our Proxy Statement related to the 2003 Annual Meeting of Shareholders and is incorporated herein by reference.

PART IV

ITEM 15.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)	1. Financial Statements

The Index to Financial Statements and Financial Statement Schedule on Page 39 is incorporated herein by reference as the list of financial statements required as part of this report.

2.	Financial Statement Schedule

The Index to Financial Statements and Financial Statement Schedule on Page 39 is incorporated herein by reference as the list of financial statement schedules required as part of this report.

3.	Exhibits

The exhibit list in the Index to Exhibits on page 44 is incorporated herein by reference as the list of exhibits required as part of this report.

(b)	Reports on Form 8-K

We filed or furnished three reports on Form 8-K during our fourth quarter ended July 26, 2003. Information regarding the items reported on is as follows:

Date Filed or Furnished	Item No.	Description

May 6, 2003	Items 7 and 9*	On May 6, 2003, we announced our results of operations for our fiscal third quarter ended April 26, 2003 (Consolidated Financial Statements for this period were furnished with this report).

June 5, 2003	Item 5	We reported the completion of our acquisition of the business of The Linksys Group, Inc. on May 31, 2003.

July 18, 2003	Items 5 and 7	On July 16, 2003, we announced the appointment of a new board member and appointment of an executive officer.

*	Pursuant to SEC Release No. 33-8216, the information required to be furnished under Item 12 was furnished under Item 9.

INDEX TO FINANCIAL STATEMENTS

AND FINANCIAL STATEMENT SCHEDULE

Item 15(a)

	Page
	Form 10-K	2003 Annual Report to Shareholders
Consolidated Statements of Operations for each of the three years in the period ended July 26, 2003		35

Consolidated Balance Sheets at July 26, 2003 and July 27, 2002		36

Consolidated Statements of Cash Flows for each of the three years in the period ended July 26, 2003		37

Consolidated Statements of Shareholders’ Equity for each of the three years in the period ended July 26, 2003		38

Notes to Consolidated Financial Statements		39 - 61

Report of Independent Auditors		62

Supplementary Financial Data and Stock Market Information:

Fiscal 2003 and 2002 by quarter		63

Financial Statement Schedule:

Schedule II Valuation and Qualifying Accounts	40

Report of Independent Auditors	41

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

(In millions)

	Valuation Allowance for Deferred Tax Assets	Allowance for Doubtful Accounts	Allowance for Inventory	Liability for Purchase Commitments

Year ended July 28, 2001:
Balance at beginning of fiscal year	$299	$43	$395	$—
Charged to expenses or other accounts	—	268	2,057	718
Deductions	299	(23)	(770)	(121)

Balance at end of fiscal year	$—	$288	$1,682	$597

Year ended July 27, 2002:
Balance at beginning of fiscal year	$—	$288	$1,682	$597
Charged to expenses or other accounts	—	91	131	18
Deductions	—	(44)	(1,587)	(377)

Balance at end of fiscal year	$—	$335	$226	$238

Year ended July 26, 2003:
Balance at beginning of fiscal year	$—	$335	$226	$238
Charged (credited) to expenses or other accounts	—	(59)	70	3
Deductions	—	(93)	(174)	(142)

Balance at end of fiscal year	$—	$183	$122	$99

The allowance for inventory for fiscal 2002 and 2001 has been reclassified in order to conform to the current year presentation of allowance for inventory and liability for purchase commitments. The liability for purchase commitments is reported as other accrued liabilities on the Consolidated Balance Sheets.

REPORT OF INDEPENDENT AUDITORS ON FINANCIAL STATEMENT SCHEDULE

To the Board of Directors and Shareholders of Cisco Systems, Inc.:

Our audits of the consolidated financial statements referred to in our report dated August 5, 2003, appearing in the 2003 Annual Report to Shareholders of Cisco Systems, Inc. (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the financial statement schedule listed in Item 15(a) (2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PRICEWATERHOUSECOOPERS LLP

San Jose, California

August 5, 2003

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

September 9, 2003	CISCO SYSTEMS, INC.

/s/ JOHN T. CHAMBERS

John T. Chambers (President and Chief Executive Officer)

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints John T. Chambers and Dennis D. Powell, jointly and severally, his attorney in fact, each with the full power of substitution, for such person, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might do or could do in person hereby ratifying and confirming all that each of said attorneys-in-fact and agents, or his substitute, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report on Form 10-K has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JOHN T. CHAMBERS John T. Chambers	President and Chief Executive Officer (Principal Executive Officer and Director)	September 9, 2003

/s/ DENNIS D. POWELL Dennis D. Powell	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	September 9, 2003

/s/ BETSY RAFAEL Betsy Rafael	Vice President, Corporate Controller and Principal Accounting Officer (Principal Accounting Officer)	September 9, 2003

/s/ JOHN P. MORGRIDGE John P. Morgridge	Chairman of the Board and Director	September 9, 2003

/s/ DONALD T. VALENTINE Donald T. Valentine	Vice Chairman of the Board and Director	September 9, 2003

/s/ CAROL A. BARTZ Carol A. Bartz	Director	September 9, 2003

/s/ LARRY R. CARTER Larry R. Carter	Director	September 9, 2003

/s/ CARLY FIORINA Carly Fiorina	Director	September 9, 2003

/s/ DR. JAMES F. GIBBONS Dr. James F. Gibbons	Director	September 9, 2003

/s/ DR. JOHN L. HENNESSY Dr. John L. Hennessy	Director	September 9, 2003

/s/ RODERICK C. MCGEARY Roderick C. McGeary	Director	September 9, 2003

/s/ JAMES C. MORGAN James C. Morgan	Director	September 9, 2003

/s/ STEVEN M. WEST Steven M. West	Director	September 9, 2003

/s/ JERRY YANG Jerry Yang	Director	September 9, 2003

Index to Exhibits

Exhibit Number		Incorporated by Reference				Filed Herewith
	Exhibit Description	Form	File No.	Exhibit	Filing Date

3.1	Restated Articles of Incorporation of Cisco Systems, Inc., as currently in effect	S-3	333-56004	4.1	2/21/2001

3.2	Amended and Restated Bylaws of Cisco Systems, Inc., as currently in effect	S-3	333-56004	4.2	2/21/2001

4.1	Rights Agreement dated as of June 10, 1998 between Cisco Systems, Inc. and Bank Boston, N.A.					X

4.2	First Amendment to the Rights Agreement and Certification of Compliance with Section 27 Thereof between Cisco Systems, Inc. and Fleet National Bank (f/k/a Bank Boston, N.A.)	10-K	000-18225	4.2	9/29/2000

4.3	Second Amendment to the Rights Agreement and Certification of Compliance with Section 27 Thereof by and among Cisco Systems, Inc., Fleet National Bank (f/k/a Bank Boston, N.A.), and EquiServe Trust Company, N.A.	10-Q	000-18225	4.1	12/10/2001

10.1*	Cisco Systems, Inc. Amended and Restated 1996 Stock Incentive Plan (including related agreements)	10-Q	000-18225	10.2	5/19/2003

10.2*	1997 Supplemental Stock Incentive Plan (including related agreements)					X

10.3*	Professional and Leadership Incentive Plan- Fiscal Year 2003					X

10.4*	Cisco Systems, Inc. Employee Stock Purchase Plan					X

10.5*	Cisco Systems, Inc. International Employee Stock Purchase Plan	S-8	333-91258	99.1	6/26/2002

13.1	Pages 17 to 63 of the Registrant’s 2003 Annual Report to Shareholders					X

21.1	Subsidiaries of the Registrant					X

23.1	Consent of Independent Auditors					X

24.1	Power of Attorney (included on page 42 of this Annual Report on Form 10-K)					X

31.1	Section 302 Certification of Principal Executive Officer					X

31.2	Section 302 Certification of Principal Financial Officer					X

32.1	Section 906 Certification of Principal Executive Officer					X

32.2	Section 906 Certification of Principal Financial Officer					X

*	Indicates a management contract or compensatory plan or arrangement.