Form 10-Q
period 2003-10-25
CISCO SYSTEMS INC
filed 2003-11-17
CIK 858877

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 25, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES ☒  NO ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).  YES ☒  NO ☐

As of November 11, 2003, 6,903,337,890 shares of the registrant’s common stock were outstanding.

Cisco Systems, Inc.

FORM 10-Q for the Quarter Ended October 25, 2003

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

Cisco Systems, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions, except per-share amounts)

(Unaudited)

	Three Months Ended
	October 25, 2003	October 26, 2002
NET SALES:
Product	$4,263	$4,013
Service	838	832

Total net sales	5,101	4,845

COST OF SALES:
Product	1,316	1,237
Service	279	250

Total cost of sales	1,595	1,487

GROSS MARGIN	3,506	3,358

OPERATING EXPENSES:
Research and development	755	824
Sales and marketing	1,087	1,098
General and administrative	212	154
Amortization of purchased intangible assets	62	114

Total operating expenses	2,116	2,190

OPERATING INCOME	1,390	1,168

Interest income	137	179
Other income (loss), net	1	(475)

Interest and other income (loss), net	138	(296)

INCOME BEFORE PROVISION FOR INCOME TAXES	1,528	872
Provision for income taxes	442	254

NET INCOME	$1,086	$618

Net income per share — basic	$0.16	$0.09

Net income per share — diluted	$0.15	$0.08

Shares used in per-share calculation — basic	6,932	7,249

Shares used in per-share calculation — diluted	7,110	7,327

See Notes to Consolidated Financial Statements.

Cisco Systems, Inc.

CONSOLIDATED BALANCE SHEETS

(In millions, except par value)

(Unaudited)

	October 25, 2003	July 26, 2003
ASSETS
Current assets:
Cash and cash equivalents	$4,158	$3,925
Short-term investments	4,837	4,560
Accounts receivable, net of allowance for doubtful accounts of $180 at October 25, 2003 and $183 at July 26, 2003	1,388	1,351
Inventories	875	873
Deferred tax assets	2,062	1,975
Lease receivables, net	140	163
Prepaid expenses and other current assets	567	568

Total current assets	14,027	13,415
Investments	10,693	12,167
Property and equipment, net	3,571	3,721
Goodwill	4,043	4,043
Purchased intangible assets, net	490	556
Lease receivables, net	79	60
Other assets	2,947	3,145

TOTAL ASSETS	$35,850	$37,107

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$602	$594
Income taxes payable	687	739
Accrued compensation	1,184	1,470
Deferred revenue	3,001	3,034
Other accrued liabilities	2,155	2,162
Restructuring liabilities	86	295

Total current liabilities	7,715	8,294
Deferred revenue	706	774

Total liabilities	8,421	9,068

Commitments and contingencies (Note 6)

Minority interest	10	10

Shareholders’ equity:
Preferred stock, no par value: 5 shares authorized; none issued and outstanding	—	—
Common stock and additional paid-in capital, $0.001 par value: 20,000 shares authorized; 6,913 and 6,998 shares issued and outstanding at October 25, 2003 and July 26, 2003, respectively	21,094	21,116
Retained earnings	5,955	6,559
Accumulated other comprehensive income	370	354

Total shareholders’ equity	27,419	28,029

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$35,850	$37,107

See Notes to Consolidated Financial Statements.

Cisco Systems, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

(Unaudited)

	Three Months Ended
	October 25, 2003	October 26, 2002
Cash flows from operating activities:
Net income	$1,086	$618
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	397	410
Provision for doubtful accounts	7	47
Provision for inventory	35	3
Deferred income taxes	116	(27)
Tax benefits from employee stock option plans	62	3
Net (gains) losses and impairment charges on investments	1	474
Change in operating assets and liabilities:
Accounts receivable	(44)	(51)
Inventories	(37)	49
Prepaid expenses and other current assets	(39)	(36)
Accounts payable	8	70
Income taxes payable	(16)	(70)
Accrued compensation	(286)	(282)
Deferred revenue	(101)	(141)
Other accrued liabilities	(7)	(14)
Restructuring liabilities	(209)	14

Net cash provided by operating activities	973	1,067

Cash flows from investing activities:
Purchases of short-term investments	(2,969)	(1,671)
Proceeds from sales and maturities of short-term investments	3,065	1,941
Purchases of investments	(5,076)	(4,981)
Proceeds from sales and maturities of investments	6,153	2,251
Acquisition of property and equipment	(173)	(122)
Acquisition of businesses, net of cash and cash equivalents	—	2
Change in lease receivables, net	4	43
Purchases of investments in privately held companies	(14)	(12)
Purchase of minority interest of Cisco Systems, K.K. (Japan)	—	(59)
Other	64	91

Net cash provided by (used in) investing activities	1,054	(2,517)

Cash flows from financing activities:
Issuance of common stock	173	41
Repurchase of common stock	(1,998)	(1,077)
Other	31	(12)

Net cash used in financing activities	(1,794)	(1,048)

Net increase (decrease) in cash and cash equivalents	233	(2,498)
Cash and cash equivalents, beginning of period	3,925	9,484

Cash and cash equivalents, end of period	$4,158	$6,986

See Notes to Consolidated Financial Statements.

Cisco Systems, Inc.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In millions)

(Unaudited)

	Shares of Common Stock	Common Stock and Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
BALANCE AT JULY 27, 2002	7,303	$20,950	$7,733	$(27)	$28,656
Net Income	—	—	618	—	618
Change in unrealized gains and losses on investments, net of tax	—	—	—	194	194
Other	—	—	—	(23)	(23)

Comprehensive income					789

Issuance of common stock	7	41	—	—	41
Repurchase of common stock	(88)	(253)	(824)		(1,077)
Tax benefits from employee stock option plans	—	3	—	—	3
Purchase acquisitions	11	90	—	—	90
Amortization of deferred stock-based compensation	—	44	—	—	44

BALANCE AT OCTOBER 26, 2002	7,233	$20,875	$7,527	$144	$28,546

	Shares of Common Stock	Common Stock and Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Shareholders’ Equity
BALANCE AT JULY 26, 2003	6,998	$21,116	$6,559	$354	$28,029
Net income	—	—	1,086	—	1,086
Change in unrealized gains and losses on investments, net of tax	—	—	—	(28)	(28)
Other	—	—	—	44	44

Comprehensive income					1,102

Issuance of common stock	17	173	—	—	173
Repurchase of common stock	(102)	(308)	(1,690)	—	(1,998)
Tax benefits from employee stock option plans	—	62	—	—	62
Amortization of deferred stock-based compensation	—	51	—	—	51

BALANCE AT OCTOBER 25, 2003	6,913	$21,094	$5,955	$370	$27,419

See Notes to Consolidated Financial Statements.

Cisco Systems, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	DESCRIPTION OF BUSINESS

Cisco Systems, Inc. (the “Company” or “Cisco”) manufactures and sells networking and communications products and provides services associated with that equipment and its use. The Company’s products are installed at corporations, public institutions, telecommunication companies, and commercial businesses, and are also found in personal residences. Cisco provides a broad line of products for transporting data, voice, and video within buildings, across campuses, and around the world.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Fiscal Year

The Company’s fiscal year is the 52 or 53 weeks ending on the last Saturday in July. Fiscal 2004 is a 53-week fiscal year and fiscal 2003 was a 52-week fiscal year.

Basis of Presentation

The accompanying financial data as of October 25, 2003 and for the three months ended October 25, 2003 and October 26, 2002 has been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The July 26, 2003 Consolidated Balance Sheet was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and the notes thereto, included in the Company’s Annual Report on Form 10-K for the fiscal year ended July 26, 2003.

In the opinion of management, all adjustments (which include normal recurring adjustments, except as disclosed herein) necessary to present a fair statement of financial position as of October 25, 2003, results of operations, cash flows, and shareholders’ equity for the three months ended October 25, 2003 and October 26, 2002, as applicable, have been made. The results of operations for the three months ended October 25, 2003 are not necessarily indicative of the operating results for the full fiscal year or any future periods.

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

Cisco Systems, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Pro forma information regarding option grants made to the Company’s employees based on specified valuation techniques that produce estimated compensation charges is as follows (in millions, except per-share amounts):

	Three Months Ended
	October 25, 2003	October 26, 2002
Net income — as reported	$1,086	$618
Compensation expense, net of tax	(327)	(368)

Net income — pro forma	$759	$250

Basic net income per share — as reported	$0.16	$0.09

Diluted net income per share — as reported	$0.15	$0.08

Basic net income per share — pro forma	$0.11	$0.03

Diluted net income per share — pro forma	$0.11	$0.03

The value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model, which was developed for use in estimating the value of traded options that have no vesting restrictions and are fully transferable. Because the Company’s employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the estimate, in management’s opinion, the existing valuation models do not provide a reliable measure of the fair value of the Company’s employee stock options. (For additional information regarding this pro forma information, see Note 8 to the Consolidated Financial Statements.)

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

Recent Accounting Pronouncement

Financial Accounting Standards Board (“FASB”) Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”), was issued in January 2003. FIN 46 requires that if an entity is the primary beneficiary of a variable interest entity, the assets, liabilities, and results of operations of the variable interest entity should be included in the Consolidated Financial Statements of the entity. The provisions of FIN 46 are effective immediately for all arrangements entered into after January 31, 2003. For those arrangements entered into prior to February 1, 2003, the provisions of FIN 46 were required to be adopted at the beginning of the first interim or annual period beginning after June 15, 2003. However, in October 2003, the FASB deferred the effective date of FIN 46 to the end of the first interim or annual period ending after December 15, 2003 for those arrangements entered into prior to February 1, 2003. As a result, the Company has not adopted FIN 46 and the non-cash cumulative effect charge disclosed in the Company’s previous filings relating to its investment in Andiamo Systems, Inc. (“Andiamo”) has been deferred accordingly. (For additional information regarding variable interest entities and the impact of the adoption of FIN 46, see Note 6 to the Consolidated Financial Statements.)

Cisco Systems, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Reclassifications

Certain reclassifications have been made to prior period balances in order to conform to the current period presentation.

3.	BUSINESS COMBINATIONS

There were no acquisitions completed during the three months ended October 25, 2003. During the three months ended October 26, 2002, the Company completed the acquisition of AYR Networks, Inc. The acquisition is summarized as follows (in millions):

Acquisition	Shares Issued	Purchase Consideration	Assumed Liabilities	In-Process R&D Expense	Goodwill	Purchased Intangible Assets
AYR Networks, Inc.	9	$96	$1	$—	$59	$—

The purchase consideration for the Company’s acquisition was also allocated to tangible assets and deferred stock-based compensation. Deferred stock-based compensation represents the intrinsic value of the unvested portion of the restricted shares exchanged or options assumed and is amortized as compensation cost over the remaining future vesting period of the restricted shares exchanged or stock options assumed of each acquired company. The balance for deferred stock-based compensation is reflected as a debit to additional paid-in capital in the Consolidated Statements of Shareholders’ Equity. The following table provides a summary of the activity for deferred stock-based compensation (in millions):

	Three Months Ended
	October 25, 2003	October 26, 2002
Balance at beginning of period	$262	$182
Purchase acquisitions	—	40
Amortization	(51)	(44)
Canceled unvested options	—	(16)

Balance at end of period	$211	$162

The Company acquired AuroraNetics, Inc. in the first quarter of fiscal 2002. During fiscal 2003, the Company issued approximately 2.7 million shares of common stock with a value of $39 million to the former stockholders of AuroraNetics, Inc., as a result of the achievement of certain agreed-upon milestones. Such amounts were allocated to goodwill and deferred stock-based compensation totaling $31 million and $8 million, respectively. The Company may also be required to issue approximately up to an additional 2.7 million shares of common stock to such former stockholders under the terms of the definitive acquisition agreement, if certain other agreed-upon milestones are achieved.

Cisco Systems, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following tables present details of the Company’s total purchased intangible assets (in millions):

October 25, 2003	Gross	Accumulated Amortization	Net
Technology	$639	$(381)	$258
Technology licenses	348	(289)	59
Patents	83	(55)	28
Other	241	(96)	145

Total	$1,311	$(821)	$490

July 26, 2003	Gross	Accumulated Amortization	Net
Technology	$639	$(349)	$290
Technology licenses	523	(447)	76
Patents	83	(51)	32
Other	241	(83)	158

Total	$1,486	$(930)	$556

The estimated future amortization expense of purchased intangible assets as of October 25, 2003 is as follows (in millions):

Fiscal Year:	Amount
2004 (remaining nine months)	$181
2005	181
2006	78
2007	35
2008	15

Total	$490

Cisco Systems, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

4.	RESTRUCTURING COSTS AND OTHER SPECIAL CHARGES

On April 16, 2001, the Company announced a restructuring program, which included a worldwide workforce reduction, consolidation of excess facilities, and restructuring of certain business functions. The following table summarizes the activity related to the liability for restructuring costs and other special charges as of October 25, 2003 (in millions):

	Workforce Reduction	Consolidation of Excess Facilities and Other Charges	Impairment of Goodwill and Purchased Intangible Assets	Total
Initial charge in the third quarter of fiscal 2001	$397	$484	$289	$1,170
Non-cash charges	(71)	(141)	(289)	(501)
Cash payments	(265)	(18)	—	(283)

Balance at July 28, 2001	61	325	—	386
Adjustments (1)	(35)	128	—	93
Cash payments	(26)	(131)	—	(157)

Balance at July 27, 2002	—	322	—	322
Adjustments (2)	—	45	—	45
Cash payments	—	(72)	—	(72)

Balance at July 26, 2003	—	295	—	295
Cash payments (3)	—	(209)	—	(209)

Balance at October 25, 2003	$—	$86	$—	$86

Note 1: Due to changes in previous estimates, in fiscal 2002, the Company reclassified $35 million of restructuring liabilities related to the workforce reduction charges to consolidation of excess facilities and other charges. The initial estimated workforce reduction was approximately 6,000 regular employees. Approximately 5,400 regular employees have been terminated and the liability has been paid. In addition, during fiscal 2002, the Company increased the restructuring liabilities related to the consolidation of excess facilities and other charges by $93 million, which was recorded during the third quarter of fiscal 2002, due to changes in real estate market conditions. The increase in restructuring liabilities was recorded as expenses related to research and development ($39 million), sales and marketing ($42 million), general and administrative ($8 million), and cost of sales ($4 million) in the Consolidated Statements of Operations.

Note 2: During fiscal 2003, the Company increased the restructuring liabilities related to the consolidation of excess facilities and other charges by a total of $45 million, which was recorded during the first quarter and fourth quarter of fiscal 2003, due to changes in real estate market conditions. The increase in restructuring liabilities was recorded as expenses related to research and development ($18 million), sales and marketing ($18 million), general and administrative ($4 million), and cost of sales ($5 million) in the Consolidated Statements of Operations.

Note 3: Includes payments of approximately $204 million on lease obligations that were terminated during the fourth quarter of fiscal 2003 and the first quarter of fiscal 2004.

Cisco Systems, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

5.	BALANCE SHEET DETAILS

The following tables provide details of selected balance sheet items (in millions):

	October 25, 2003	July 26, 2003
Inventories:
Raw materials	$37	$38
Work in process	271	291
Finished goods	539	515
Demonstration systems	28	29

Total	$875	$873

Property and equipment, net:
Land, buildings, and leasehold improvements	$3,431	$3,411
Computer equipment and related software	1,164	1,147
Production, engineering, and other equipment	2,496	2,410
Operating lease assets	296	439
Furniture and fixtures	354	350

	7,741	7,757
Less, accumulated depreciation and amortization	(4,170)	(4,036)

Total	$3,571	$3,721

Other assets:
Deferred tax assets	$1,287	$1,476
Investments in privately held companies	492	516
Income tax receivable	690	727
Structured loans, net	30	42
Other	448	384

Total	$2,947	$3,145

Deferred revenue:
Service	$2,291	$2,451
Product	1,416	1,357

Total	3,707	3,808
Less, current portion	(3,001)	(3,034)

Non-current deferred revenue	$706	$774

Cisco Systems, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

6.	COMMITMENTS AND CONTINGENCIES

Leases

The Company leases office space in several U.S. locations, as well as locations elsewhere in the Americas International; Europe, the Middle East, and Africa (“EMEA”); Asia Pacific; and Japan. Future annual minimum lease payments under all non-cancelable operating leases with an initial term in excess of one year as of October 25, 2003 were as follows (in millions):

Fiscal Year:	Amount
2004 (remaining nine months)	$188
2005	203
2006	148
2007	112
2008	99
Thereafter	628

Total	$1,378

Purchase Commitments with Contract Manufacturers and Suppliers

The Company uses several contract manufacturers and suppliers to provide manufacturing services for its products. During the normal course of business, in order to reduce manufacturing lead times and ensure adequate component supply, the Company enters into agreements with certain contract manufacturers and suppliers that allow them to procure inventory based upon criteria as defined by the Company. As of October 25, 2003, the Company had purchase commitments for inventory of approximately $838 million, compared with $718 million as of July 26, 2003.

The Company records a liability for purchase commitments related to on-order inventory that is in excess of its future demand forecasts. As of October 25, 2003, the liability for these purchase commitments was $92 million, compared with $99 million as of July 26, 2003, and was included in other accrued liabilities.

Other Commitments

The Company has agreed to invest approximately $800 million in venture funds managed by SOFTBANK Corp. and its affiliates (“SOFTBANK”), which are required to be funded on demand. Up to $550 million is to be invested in venture funds on terms specified in the agreement and $250 million invested as senior debt with entities as directed by SOFTBANK. The Company’s commitment to fund the senior debt is contingent upon the achievement of certain agreed-upon milestones. As of October 25, 2003 and July 26, 2003, the Company has invested $247 million in the venture funds and $49 million in the senior debt, and both were recorded as investments in privately held companies on its Consolidated Balance Sheets.

The Company provides structured financing to certain qualified customers to be used for the purchase of equipment and other needs through its wholly owned subsidiary, Cisco Systems Capital Corporation. These loan commitments may be funded over a two- to three-year period, provided that these customers achieve specific business milestones and satisfy certain financial covenants. As of October 25, 2003, the outstanding loan commitments were approximately $91 million, of which approximately $61 million was eligible for draw-down. As of July 26, 2003, the outstanding loan commitments were approximately $97 million, of which approximately $38 million was eligible for draw-down.

Cisco Systems, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

As of October 25, 2003 and July 26, 2003, the Company had a commitment of approximately $130 million to purchase the remaining portion of the minority interest of Cisco Systems, K.K. (Japan).

The Company also has certain other funding commitments related to its privately held investments that are based on the achievement of certain agreed-upon milestones. The funding commitments were approximately $91 million as of October 25, 2003, compared with approximately $95 million as of July 26, 2003.

Variable Interest Entities

In April 2001, the Company entered into a commitment to provide convertible debt funding of approximately $84 million to Andiamo, a privately held storage switch developer. This debt will be convertible into approximately 44% of the equity in Andiamo, subject to certain terms and conditions. In connection with this investment, the Company obtained a call option that provided the Company the right to purchase Andiamo. The purchase price under the call option is based on a valuation of Andiamo using a negotiated formula as discussed below. The Company also entered into a commitment to provide non-convertible debt funding to Andiamo of approximately $100 million through the close of the acquisition, subject to periodic funding.

On August 19, 2002, the Company entered into a definitive agreement to acquire Andiamo, which represents the exercise of its rights under the call option. The acquisition of Andiamo is expected to close in the third quarter of fiscal 2004, but no later than July 31, 2004. Under the terms of the agreement, common stock and options of the Company will be exchanged for all outstanding shares and options of Andiamo not owned by the Company at the closing of the acquisition. The amount of the purchase price for the remaining equity interests in Andiamo not then held by the Company is not determinable at this time, but will be based primarily upon a formula-based valuation of Andiamo to be determined by applying a multiple to the actual, annualized revenue generated from sales by the Company of products attributable to Andiamo during a three-month period shortly preceding the closing. Under its agreements with Andiamo, the Company is the exclusive manufacturer and distributor of all Andiamo products. The multiple will be equal to the Company’s average market capitalization during a specified period divided by the Company’s annualized revenue for a three-month period prior to closing, subject to adjustment as follows: (i) if the multiple so calculated is less than 10, then the multiple to be used for purposes of determining the transaction price shall be the midpoint between 10 and the multiple so calculated; (ii) if the multiple so calculated is greater than 15, then the multiple to be used for purposes of determining the transaction price shall be the midpoint between 15 and the multiple so calculated. There is no minimum purchase price, and the maximum purchase price is limited to approximately $2.5 billion in shares of the Company’s common stock valued at the time of closing. The acquisition has received the required approvals of the Board of Directors from both companies and is subject to various closing conditions and approvals, including stockholder approval by Andiamo. As of October 25, 2003, the Company has invested $84 million in the convertible debt and $86 million in the non-convertible debt. Substantially all of the investment in Andiamo has been expensed as research and development costs, as if such expenses constituted the development costs of the Company.

The Company has evaluated its debt investment in Andiamo and has determined that Andiamo is a variable interest entity under FIN 46. The Company has concluded that it is the primary beneficiary as defined by FIN 46. In October 2003, the FASB deferred the effective date of FIN 46 to the end of the first interim or annual period ending after December 15, 2003 for those arrangements entered into prior to February 1, 2003. As a result, the Company expects to consolidate Andiamo at the end of the second quarter of fiscal 2004.

Cisco Systems, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

FIN 46 will require the Company to account for Andiamo as if it had consolidated it since the Company’s initial investment in April 2001. If the Company consolidated Andiamo from the date of its initial investment, the Company would be required to account for the call option as a repurchase right. Under FASB Interpretation No. 44, “Accounting for Certain Transactions Involving Stock Compensation,” and related interpretations, variable accounting is required for substantially all Andiamo employee stock and options because the ending purchase price is primarily derived from a revenue-based formula. Therefore, upon consolidation of Andiamo at the end of the second quarter of fiscal 2004, the Company will revalue the stock and options of Andiamo each quarter based on an independent valuation until the completion of the acquisition. The acquisition is expected to close in the third quarter of fiscal 2004, but no later than July 31, 2004.

Effective January 24, 2004, the last day of the second quarter of fiscal 2004, the Company expects to record a non-cash cumulative stock compensation charge, estimated to be in the range of $200 million to $500 million (representing the amount of variable compensation from April 2001 through January 2004). This will be reported as a separate line item in the Consolidated Statements of Operations as a cumulative effect of a change in accounting principle, net of tax. The charge is based on the value of the Andiamo employee stock and options and their expected vesting upon FIN 46 adoption pursuant to the independent valuation, and does not necessarily reflect the value of Andiamo as a whole nor indicate the expected valuation of Andiamo upon acquisition. Subsequent to the adoption of FIN 46, changes to the value of Andiamo and the continued vesting of the employee stock and options will result in adjustments to the non-cash stock compensation charge and will be reflected as operating expenses. These adjustments are expected to be recorded commencing in the third quarter of fiscal 2004 and will continue until such time as the acquisition of Andiamo is completed, which is expected to close in the third quarter of fiscal 2004, but no later than July 31, 2004. The value of Andiamo computed under the negotiated formula is largely based on revenues derived from specific storage switch products.

Excluding the non-cash cumulative stock compensation charge and any future non-cash variable stock compensation adjustments, the impact of consolidating Andiamo will not materially affect the Company’s operating results or financial condition.

In the ordinary course of business, the Company has investments in other privately held companies and provides structured financing to certain customers through its wholly owned subsidiary, Cisco Systems Capital Corporation, which may be considered variable interest entities. The Company has evaluated its investments in these other privately held companies and structured financings and has determined that there will be no material impact on its operating results or financial condition upon the adoption of FIN 46.

Guarantees and Product Warranties

FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”), requires that upon issuance of a guarantee, the guarantor must disclose and recognize a liability for the fair value of the obligation it assumes under that guarantee.

The requirements of FIN 45 are applicable to the Company’s product warranty liability and certain guarantees. The Company’s guarantees subject to the recognition and disclosure requirements of FIN 45 as of October 25, 2003 and July 26, 2003 were not material. As of October 25, 2003 and July 26, 2003, the Company’s product warranty liability recorded in other accrued liabilities was $245 million and $246 million, respectively.

Cisco Systems, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table summarizes the activity related to the product warranty liability for the three months ended October 25, 2003 and October 26, 2002 (in millions):

	Three Months Ended
	October 25, 2003	October 26, 2002
Balance at beginning of period	$246	$242
Provision for warranties issued	77	94
Payments	(78)	(93)

Balance at end of period	$245	$243

The Company accrues for warranty costs as part of its cost of sales based on associated material product costs and technical support labor costs. The products sold are generally covered by a warranty for periods of 90 days, one year, or five years, and for some products, the Company provides a limited lifetime warranty.

In the normal course of business to facilitate sales of its products, the Company indemnifies other parties, including customers, lessors, and parties to other transactions with the Company, with respect to certain matters. The Company has agreed to hold the other party harmless against losses arising from a breach of representations or covenants, or out of intellectual property infringement or other claims made against certain parties. These agreements may limit the time within which an indemnification claim can be made and the amount of the claim. In addition, the Company has entered into indemnification agreements with its officers and directors, and the Company’s bylaws contain similar indemnification obligations to the Company’s agents.

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

The Company does not enter into foreign exchange forward contracts for trading purposes. Gains and losses on the contracts are included in other income (loss), net, in the Consolidated Statements of Operations and offset foreign exchange gains or losses from the revaluation of intercompany balances or other current assets, investments, and liabilities denominated in currencies other than the functional currency of the reporting entity. The Company’s foreign exchange forward contracts related to current assets and liabilities generally range from one to three months in original maturity. Additionally, the Company has entered into foreign exchange forward contracts related to long-term customer financings with maturities of up to two years. The foreign exchange contracts related to investments generally have maturities of less than one year.

Cisco Systems, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The Company periodically hedges foreign currency forecasted transactions related to certain operating expenses with currency options. These transactions are designated as cash flow hedges. The effective portion of the derivative’s gain or loss is initially reported as a component of accumulated other comprehensive income (loss) and subsequently reclassified into earnings when the hedged exposure affects earnings. The ineffective portion of the gain or loss is reported in earnings immediately. These currency option contracts generally have maturities of less than one year. The Company does not purchase currency options for trading purposes. Foreign exchange forward and option contracts as of October 25, 2003 are summarized as follows (in millions):

	Notional Amount	Fair Value
Forward contracts:
Purchased	$771	$(1)
Sold	$478	$(14)
Option contracts:
Purchased	$700	$31
Sold	$278	$(3)

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

In addition, beginning on April 23, 2001, a number of purported shareholder derivative lawsuits were filed in the Superior Court of California, County of Santa Clara, and in the Superior Court of California, County of San Mateo. There is a procedure in place for the coordination of such actions (one of which has been dismissed). Two purported derivative suits were filed in the United States District Court for the Northern District of California, and those federal court actions have been consolidated. The consolidated federal court derivative action was dismissed by the court, and plaintiffs have appealed from that decision. The complaints in the various derivative actions include claims for breach of fiduciary duty, waste of corporate assets, mismanagement, unjust enrichment, and violations of the California Corporations Code; seek compensatory and other damages, disgorgement, and other relief; and are based on essentially the same allegations as the class actions.

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

Stock Repurchase Program

In September 2001, the Board of Directors authorized a stock repurchase program to acquire outstanding common stock. Under the program, up to $3.0 billion of Cisco common stock could be repurchased over two years. In August 2002, the Board of Directors increased Cisco’s stock repurchase program by $5.0 billion available for repurchase through September 12, 2003. In March 2003, the Board of Directors increased Cisco’s stock repurchase program by an additional $5.0 billion with no termination date. In September 2003, the Board of Directors increased the Company’s stock repurchase program by an additional $7.0 billion with no termination date.

During the first quarter of fiscal 2004, the Company repurchased and retired 102 million shares of Cisco common stock for an aggregate purchase price of $2.0 billion. As of October 25, 2003, the Company has repurchased and retired 650 million shares of Cisco common stock for an aggregate purchase price of $9.8 billion since inception of the program, and the remaining authorized amount for stock repurchases under this program was $10.2 billion.

Comprehensive Income

The components of comprehensive income are as follows (in millions):

	Three Months Ended
	October 25, 2003	October 26, 2002
Net income	$1,086	$618
Other comprehensive income:
Change in unrealized gains and losses on investments, net of tax	(28)	194
Other	44	(23)

Total	$1,102	$789

The change in unrealized gains and losses on investments of $194 million during first quarter of fiscal 2003, included the effect of the recognition of a charge in the Consolidated Statements of Operations of $412 million attributable to the impairment of certain publicly traded equity securities. The impairment charge was related to the decline in the fair value of the Company’s publicly traded equity investments below their cost basis that was judged to be other-than-temporary.

8.	EMPLOYEE STOCK OPTION PLANS

Stock Option Program Description

The Company has two plans under which it grants options: the 1996 Stock Incentive Plan (the “1996 Plan”) and the 1997 Supplemental Stock Incentive Plan (the “Supplemental Plan”).

Stock option grants are designed to reward employees for their long-term contributions to the Company and provide incentives for them to remain with the Company. The number and frequency of stock option grants are based on competitive practices, operating results of the Company, and government regulations. Since the inception of the 1996 Plan, the Company has granted options to all of its employees, and the majority has been granted to employees below the vice president level. No options have been granted to directors or executive officers under the Supplemental Plan.

Cisco Systems, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Distribution and Dilutive Effect of Options

The following table illustrates the grant dilution and exercise dilution (in millions, except percentages):

	Three Months Ended
	October 25, 2003	October 26, 2002
Shares of common stock outstanding	6,913	7,233

Granted and assumed	147	83
Canceled	(13)	(13)

Net options granted	134	70

Grant dilution (1)	1.9%	1.0%

Exercised	17	7
Exercise dilution (2)	0.2%	0.1%

Note 1: The percentage for grant dilution is computed based on options granted and assumed less options canceled as a percentage of shares of common stock outstanding.

Note 2: The percentage for exercise dilution is computed based on options exercised as a percentage of shares of common stock outstanding.

Basic and diluted shares outstanding for the three months ended October 25, 2003 were 6.9 billion shares and 7.1 billion shares, respectively. Diluted shares outstanding include the dilutive impact of in-the-money options, which is calculated based on the average share price for each fiscal period using the treasury stock method. Under the treasury stock method, the tax-effected proceeds that would be hypothetically received from the exercise of all in-the-money options are assumed to be used to repurchase shares. During the three months ended October 25, 2003, the dilutive impact of in-the-money employee stock options was approximately 172 million shares or 2.5% of the basic shares outstanding based on Cisco’s average share price of $19.79.

The following table summarizes the options granted to the Named Executive Officers during the periods indicated. The Named Executive Officers represent the Company’s Chief Executive Officer and the four other most highly paid executive officers whose salary and bonus for the fiscal year ended July 26, 2003 were in excess of $100,000.

	Three Months Ended
	October 25, 2003	October 26, 2002
Options granted to the Named Executive Officers	1.9 million	1 million

Options granted to the Named Executive Officers as a % of net options granted	1.4%	1.4%

Options granted to the Named Executive Officers as a % of outstanding shares	0.03%	0.01%

Cumulative options held by Named Executive Officers as % of total options outstanding	4.4%	4.4%

Cisco Systems, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

General Option Information

A summary of option activity follows (in millions, except per-share amounts). The Company has, in connection with the acquisitions of various companies, assumed the stock option plans of each acquired company.

	Options Available for Grant	Options Outstanding
		Number Outstanding	Weighted- Average Exercise Price per Share
Balance at July 27, 2002	664	1,206	$27.17
Granted and assumed	(199)	199	12.01
Exercised	—	(45)	7.14
Canceled	57	(57)	33.03
Additional shares reserved	4	—	—

Balance at July 26, 2003	526	1,303	$25.29
Granted and assumed	(147)	147	19.57
Exercised	—	(17)	9.85
Canceled	13	(13)	32.49

Balance at October 25, 2003	392	1,420	$24.82

The following table summarizes significant ranges of outstanding and exercisable options as of October 25, 2003 (in millions, except number of years and per-share amounts):

Range of Exercise Prices	Options Outstanding				Options Exercisable
	Number Outstanding	Weighted- Average Remaining Contractual Life (in Years)	Weighted- Average Exercise Price per Share	Aggregate Intrinsic Value	Number Exercisable	Weighted- Average Exercise Price per Share	Aggregate Intrinsic Value
$ 0.01–7.01	143	2.27	$4.82	$2,142	139	$4.87	$2,075
7.02–12.27	189	5.12	10.47	1,763	128	10.79	1,153
12.28–16.01	208	7.29	14.30	1,144	57	14.94	277
16.02–18.57	181	6.95	17.33	447	69	17.41	165
18.58–19.59	145	8.68	19.56	35	5	19.24	3
19.60–26.42	160	5.90	23.27	—	103	24.72	—
26.43–50.38	191	5.63	43.30	—	131	41.64	—
50.39–57.22	157	5.30	54.62	—	115	54.60	—
57.23–72.56	46	5.59	66.67	—	33	66.50	—

Total	1,420	5.94	$24.82	$5,531	780	$26.51	$3,673

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value based on Cisco’s closing stock price of $19.80 as of October 24, 2003, that would have been received by the option holders had all option holders exercised their options as of that date. The total number of in-the-money options exercisable as of October 25, 2003 was 398 million options. As of July 26, 2003, 748 million outstanding options were exercisable and the weighted average exercise price was $26.12.

Cisco Systems, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table presents the option exercises for the three months ended October 25, 2003 and option values as of that date for the Named Executive Officers (in millions):

	Number of Shares Acquired on Exercise	Value Realized	Number of Securities Underlying Unexercised Options at October 25, 2003		Intrinsic Value of Unexercised In-the-Money Options at October 25, 2003
			Exercisable	Unexercisable	Exercisable	Unexercisable
Named Executive Officers	0.1	$1.5	43	19	$301	$44

Pro forma Information

Pro forma information regarding option grants made to the Company’s employees based on specified valuation techniques that produce estimated compensation charges is as follows (in millions, except per-share amounts):

	Three Months Ended
	October 25, 2003	October 26, 2002
Net income — as reported	$1,086	$618
Compensation expense, net of tax	(327)	(368)

Net income — pro forma	$759	$250

Basic net income per share — as reported	$0.16	$0.09
Diluted net income per share — as reported	$0.15	$0.08
Basic net income per share — pro forma	$0.11	$0.03
Diluted net income per share — pro forma	$0.11	$0.03

The value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Three Months Ended
	October 25, 2003	October 26, 2002
Expected dividend	0.0%	0.0%
Risk-free interest rate	3.9%	3.1%
Expected volatility	40.1%	45.9%
Expected life (in years)	5.6	6.0

The Black-Scholes option pricing model was developed for use in estimating the value of traded options that have no vesting restrictions and are fully transferable. In addition, option pricing models require the input of highly subjective assumptions, including the expected stock price volatility and expected life. The Company uses projected data for expected volatility and expected life of its stock options based upon historical and other economic data trended into future years. Because the Company’s employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the estimate, in management’s opinion, the existing valuation models do not provide a reliable measure of the fair value of the Company’s employee stock options. Under the Black-Scholes option pricing model, the weighted-average estimated values of employee stock options granted for the three months ended October 25, 2003 and October 26, 2002 were $8.52 and $4.85, respectively. The value of shares of common stock relating to Employee Stock Purchase Plan included in compensation expense was not material.

Cisco Systems, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

9.	INCOME TAXES

The Company paid net income taxes of $275 million and $350 million for the three months ended October 25, 2003 and October 26, 2002, respectively. The Company’s income taxes currently payable for federal and state purposes have been reduced by the tax benefits from employee stock option transactions. These benefits totaled $62 million and $3 million for the three months ended October 25, 2003 and October 26, 2002, respectively, and were reflected as a credit to additional paid-in capital in the Consolidated Statements of Shareholders’ Equity.

10.	SEGMENT INFORMATION AND MAJOR CUSTOMERS

The Company’s operations involve the design, development, manufacturing, marketing and technical support of networking and communications products and services. Cisco products include routers, switches, advanced technologies, and other networking equipment. These products, primarily integrated by Cisco IOS Software, link geographically dispersed LANs and WANs.

The Company conducts business globally and is managed geographically. The Company’s management makes financial decisions and allocates resources based on the information it receives from its internal management system. Prior to fiscal 2004, the Company’s management relied on the internal management system to provide sales and standard cost information by geographic theater. Beginning in fiscal 2004, production overhead and manufacturing variances and other related costs in the cost of sales information are attributed to each geographic theater in the internal management system. As a result, effective in fiscal 2004, the Company’s management uses gross margin by geographic theater and prior period information has been reclassified to conform to the current period’s presentation.

Sales are attributed to a geographic theater based on the ordering location of the customer. The Company does not allocate research and development, sales and marketing, or general and administrative expenses to its geographic theaters in this internal management system, as management does not currently use the information to measure the performance of the operating segments. Based on established criteria, the Company has four reportable segments: the Americas, EMEA, Asia Pacific, and Japan.

Summarized financial information by theater for the three months ended October 25, 2003 and October 26, 2002, as taken from the internal management system previously discussed, is as follows (in millions):

	Three Months Ended
	October 25, 2003	October 26, 2002
Net sales:
Americas	$2,874	$2,784
EMEA	1,376	1,313
Asia Pacific	511	435
Japan	340	313

Total	$5,101	$4,845

Gross margin:
Americas	$1,945	$1,902
EMEA	958	928
Asia Pacific	356	304
Japan	247	224

Total	$3,506	$3,358

Cisco Systems, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The Americas theater included non-U.S. net sales of $214 million and $225 million for the three months ended October 25, 2003 and October 26, 2002, respectively.

The following table presents net sales for groups of similar products and services (in millions):

	Three Months Ended
	October 25, 2003	October 26, 2002
Net sales:
Routers	$1,274	$1,263
Switches	2,049	2,028
Advanced Technologies	738	451
Other	202	271

Product	4,263	4,013
Service	838	832

Total	$5,101	$4,845

The Company reclassified net sales for groups of similar products in fiscal 2003 to conform to the current period’s presentation. The reclassification was related to the separate classification of net sales of Advanced Technology products, which were previously included in the “Access” and “Other” product categories, and the elimination of the separate classification of net sales of access products.

The Company refers to some of its products and technologies as Advanced Technologies, and believes some of these Advanced Technologies may grow over time to become material contributors to the Company’s overall business. The Company has currently identified six Advanced Technologies for particular focus: IP telephony, home networking, optical networking, security, storage networking, and wireless. Over time, additional Advanced Technologies may be identified for focus and investment and investments may be curtailed or eliminated in some presently identified Advanced Technologies depending on market developments, acquisitions, and resource allocation decisions.

The majority of the Company’s assets as of October 25, 2003 and July 26, 2003 were attributable to its U.S. operations. For the three months ended October 25, 2003 and October 26, 2002, no single customer accounted for 10% or more of the Company’s net sales.

Cisco Systems, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

11.	NET INCOME PER SHARE

The following table presents the calculation of basic and diluted net income per share (in millions, except per-share amounts):

	Three Months Ended
	October 25, 2003	October 26, 2002
Net income	$1,086	$618

Weighted-average shares — basic	6,932	7,249
Effect of dilutive potential common shares	178	78

Weighted-average shares — diluted	7,110	7,327

Net income per share — basic	$0.16	$0.09

Net income per share — diluted	$0.15	$0.08

Dilutive potential common shares consist of employee stock options and restricted common stock. Employee stock options to purchase approximately 555 million and 967 million shares for the three months ended October 25, 2003 and October 26, 2002, respectively, were outstanding, but were not included in the computation of diluted earnings per share because the exercise price of the stock options was greater than the average share price of the common shares and, therefore, the effect would have been antidilutive.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Quarterly Report on Form 10-Q, including this Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements regarding future events and our future results that are subject to the safe harbors created under the Securities Act of 1933 and the Securities Exchange Act of 1934. These statements are based on current expectations, estimates, forecasts, and projections about the industries in which we operate and the beliefs and assumptions of our management. Words such as “expects,” “anticipates,” “targets,” “goals,” “projects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “continues,” “may,” variations of such words, and similar expressions are intended to identify such forward-looking statements. In addition, any statements that refer to projections of our future financial performance (including our expected charge relating to our investment in Andiamo Systems, Inc. (“Andiamo”)), our anticipated growth and trends in our businesses (including the potential growth of Advanced Technologies), and other characterizations of future events or circumstances, are forward-looking statements. Readers are cautioned that these forward-looking statements are only predictions and are subject to risks, uncertainties, and assumptions that are difficult to predict. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. Readers are referred to risks and uncertainties identified below, under “Risk Factors” and elsewhere herein. We undertake no obligation to revise or update any forward-looking statements for any reason.

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires us to make judgments, assumptions, and estimates that affect the amounts reported in the Consolidated Financial Statements and accompanying notes. Note 2 to the Consolidated Financial Statements in the Annual Report on Form 10-K for the fiscal year ended July 26, 2003 describes the significant accounting policies and methods used in the preparation of the Consolidated Financial Statements. We consider the accounting policies described below to be our critical accounting policies. These critical accounting policies are affected significantly by judgments, assumptions, and estimates used in the preparation of the Consolidated Financial Statements and actual results could differ materially from the amounts reported based on these policies.

Revenue Recognition

We recognize product revenue when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collectibility is reasonably assured. In instances where final acceptance of the product, system, or solution is specified by the customer, revenue is deferred until all acceptance criteria have been met. Our total deferred revenue for products was $1.4 billion as of October 25, 2003 and July 26, 2003. Service revenue is generally deferred and, in most cases, recognized ratably over the period during which the services are to be performed, which is typically from one to three years. Our total deferred revenue for services was $2.3 billion and $2.5 billion as of October 25, 2003 and July 26, 2003, respectively.

Contracts and customer purchase orders are generally used to determine the existence of an arrangement. Shipping documents and customer acceptance, when applicable, are used to verify delivery. We assess whether the fee is fixed or determinable based on the payment terms associated with the transaction and whether the sales price is subject to refund or adjustment. We assess collectibility based primarily on the creditworthiness of the customer as determined by credit checks and analysis, as well as the customer’s payment history.

When a sale involves multiple elements, such as sales of products that include services, the entire fee from the arrangement is allocated to each respective element based on its relative fair value and recognized when revenue recognition criteria for each element are met. The amount of product revenue recognized is affected by our

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

judgments as to whether an arrangement includes multiple elements and if so, whether vendor-specific objective evidence of fair value exists for those elements. Changes to the elements in an arrangement and the ability to establish vendor-specific objective evidence for those elements could affect the timing of the revenue recognition.

We make sales to two-tier distribution channels and recognize revenue based on a sell-through method utilizing information provided by our distributors. These distributors are given business terms that allow them to return a portion of inventory, receive credits for changes in selling prices, and participate in various cooperative marketing programs. We maintain estimated accruals and allowances for such exposures. If actual credits received by distributors for inventory returns, changes in selling prices, and cooperative marketing programs were to deviate significantly from our estimates, which are based on historical experience, our revenue could be adversely affected.

Allowance for Doubtful Accounts and Sales Returns

Our accounts receivable balance, net of allowance for doubtful accounts, was $1.4 billion as of October 25, 2003 and July 26, 2003. The allowance for doubtful accounts as of October 25, 2003 was $180 million, compared with $183 million as of July 26, 2003. The allowance is based on our assessment of the collectibility of customer accounts. We regularly review the allowance by considering factors such as historical experience, credit quality, age of the accounts receivable balances, and current economic conditions that may affect a customer’s ability to pay.

Our provision for doubtful accounts was $7 million and $47 million for the first quarter of fiscal 2004 and 2003, respectively. If a major customer’s creditworthiness deteriorates, or if actual defaults are higher than our historical experience, or if other circumstances arise, our estimates of the recoverability of amounts due to us could be overstated, and additional allowances could be required, which could have an adverse impact on our revenue.

A reserve for sales returns is established based on historical trends in product return rates. The reserve for sales returns as of October 25, 2003 and July 26, 2003 included $78 million and $73 million, respectively, for estimated future returns that were recorded as a reduction of our accounts receivable. If the actual future returns were to deviate from the historical data on which the reserve had been established, our revenue could be adversely affected.

Allowance for Inventory

Our inventory balance was $875 million as of October 25, 2003, compared with $873 million as of July 26, 2003. Our inventory allowances as of October 25, 2003 were $114 million, compared with $122 million as of July 26, 2003. We provide inventory allowances based on excess and obsolete inventories determined primarily by future demand forecasts. The allowance is measured as the difference between the cost of the inventory and market based upon assumptions about future demand and charged to the provision for inventory, which is a component of our cost of sales. At the point of the loss recognition, a new, lower-cost basis for that inventory is established, and subsequent changes in facts and circumstances do not result in the restoration or increase in that newly established cost basis.

Our provision for inventory was $35 million and $3 million for the first quarter of fiscal 2004 and 2003, respectively. If there were to be a sudden and significant decrease in demand for our products, or if there were a higher incidence of inventory obsolescence because of rapidly changing technology and customer requirements,

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

we could be required to increase our inventory allowances and our gross margin could be adversely affected. Inventory management remains an area of focus as we balance the need to maintain strategic inventory levels to ensure competitive lead times versus the risk of inventory obsolescence because of rapidly changing technology and customer requirements.

Warranty Costs

The liability for product warranties, included as other accrued liabilities, was $245 million as of October 25, 2003, compared with $246 million as of July 26, 2003. (See Note 6 to the Consolidated Financial Statements.) Our products sold are generally covered by a warranty for periods of 90 days, one year, or five years, and for some products, we provide a limited lifetime warranty. We accrue for warranty costs as part of our cost of sales based on associated material costs and technical support labor costs. Material cost is primarily estimated based upon historical trends in the volume of product returns within the warranty period and the cost to repair or replace the equipment. Technical support labor cost is primarily estimated based upon historical trends in the rate of customer calls and the cost to support the customer calls within the warranty period.

The provision for warranties issued during for the first quarter of fiscal 2004 and 2003 was $77 million and $94 million, respectively. If we experience an increase in warranty claims compared with our historical experience, or if costs of servicing warranty claims are greater than the expectations on which the accrual has been based, our gross margin could be adversely affected.

Investment Impairments

Our publicly traded equity investments are reflected on the Consolidated Balance Sheets as of October 25, 2003 at a fair value of $790 million, compared with $745 million as of July 26, 2003. We recognize an impairment charge when the decline in the fair value of our publicly traded equity investments below their cost basis is judged to be other-than-temporary. The ultimate value realized on these equity investments is subject to market price volatility until they are sold. We consider various factors in determining whether we should recognize an impairment charge, including, but not limited to, the length of time and extent to which the fair value has been less than our cost basis, the financial condition and near-term prospects of the company, and our intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value. Our ongoing consideration of these factors could result in additional impairment charges in the future, which could adversely affect our net income. There was no charge attributable to the impairment of publicly traded equity securities during the first quarter of fiscal 2004. During the first quarter of fiscal 2003, we recognized a charge of $412 million attributable to the impairment of certain publicly traded equity securities.

We also have investments in privately held companies, many of which can still be considered to be in the startup or development stages. As of October 25, 2003, our investments in privately held companies were $492 million, compared with $516 million as of July 26, 2003, and were included in other assets. (See Note 5 to the Consolidated Financial Statements.) We monitor these investments for impairment and make appropriate reductions in carrying values if we determine an impairment charge is required based primarily on the financial condition and near-term prospects of these companies. These investments are inherently risky, as the markets for the technologies or products these companies are developing are typically in the early stages and may never materialize. Our impairment charges on investments in privately held companies were $41 million and $104 million during the first quarter of fiscal 2004 and 2003, respectively.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Goodwill Impairments

Our methodology for allocating the purchase price relating to purchase acquisitions is determined through established valuation techniques in the high-technology communications equipment industry and based on valuations performed by an independent third party. Goodwill is measured as the excess of the cost of acquisition over the sum of the amounts assigned to tangible and identifiable intangible assets acquired less liabilities assumed. We perform goodwill impairment tests on an annual basis and between annual tests in certain circumstances for each reporting unit. The goodwill recorded on the Consolidated Balance Sheets as of October 25, 2003 and July 26, 2003 was $4.0 billion. In response to changes in industry and market conditions, we could be required to strategically realign our resources and consider restructuring, disposing of, or otherwise exiting businesses, which could result in an impairment of goodwill.

Income Taxes

Our effective tax rates differ from the statutory rate primarily due to the impact of nondeductible in-process research and development (“in-process R&D”), acquisition-related costs, research and experimentation tax credits, state taxes, and the tax impact of non-U.S. operations. Our effective tax rate was 28.9% and 29.1% for the first quarter of fiscal 2004 and 2003, respectively. Our future effective tax rates could be adversely affected by earnings being lower than anticipated in countries where we have lower statutory rates, changes in the valuation of our deferred tax assets or liabilities, or changes in tax laws or interpretations thereof. In addition, we are subject to the continuous examination of our income tax returns by the Internal Revenue Service and other tax authorities. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes.

Loss Contingencies

We are subject to the possibility of various loss contingencies arising in the ordinary course of business. We consider the likelihood of loss or impairment of an asset or the incurrence of a liability, as well as our ability to reasonably estimate the amount of loss in determining loss contingencies. An estimated loss contingency is accrued when it is probable that an asset has been impaired or a liability has been incurred and the amount of loss can be reasonably estimated. We regularly evaluate current information available to us to determine whether such accruals should be adjusted and whether new accruals are required.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Net Sales

We manage our business based on four geographic theaters: the Americas; Europe, the Middle East, and Africa (“EMEA”); Asia Pacific; and Japan. Net sales, which include product and service revenue, for each theater are summarized in the following table (in millions, except percentages):

	Three Months Ended
	Amount		Percentage of Net Sales
	October 25, 2003	October 26, 2002	October 25, 2003	October 26, 2002
Net sales:
Americas	$2,874	$2,784	56.3%	57.5%
EMEA	1,376	1,313	27.0%	27.1%
Asia Pacific	511	435	10.0%	9.0%
Japan	340	313	6.7%	6.4%

Total	$5,101	$4,845	100.0%	100.0%

The following table is a breakdown of net sales between product and service revenue (in millions):

	Three Months Ended
	October 25, 2003	October 26, 2002
Net sales:
Product	$4,263	$4,013
Service	838	832

Total	$5,101	$4,845

Net sales in the first quarter of fiscal 2004 were $5.1 billion, compared with $4.8 billion in the first quarter of fiscal 2003, an increase of $256 million or 5.3%. Net product sales for the first quarter of fiscal 2004 increased by $250 million, compared with the first quarter of fiscal 2003 and net service revenue for the first quarter of fiscal 2004 increased by $6 million, compared with the first quarter of fiscal 2003.

Net Product Sales by Theater

The following table is a breakdown of net product sales by theater (in millions, except percentages):

	Three Months Ended
	Amount		Percentage of Net Product Sales
	October 25, 2003	October 26, 2002	October 25, 2003	October 26, 2002
Net product sales:
Americas	$2,252	$2,177	52.8%	54.3%
EMEA	1,231	1,168	28.9%	29.1%
Asia Pacific	466	390	10.9%	9.7%
Japan	314	278	7.4%	6.9%

Total	$4,263	$4,013	100.0%	100.0%

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Net product sales in the Americas theater consist of net product sales in the United States and Americas International, which includes Canada, Mexico, and Latin America. Net product sales in the Americas theater in the first quarter of fiscal 2004 increased by $75 million or 3.4% from $2.2 billion in the first quarter of fiscal 2003 to $2.3 billion. Net product sales in the United States were $2.1 billion in the first quarter of fiscal 2004, compared with $2.0 billion in the first quarter of fiscal 2003, an increase of $95 million or 4.8%. Net product sales in the United States experienced growth due to sales to the United States federal government, which increased by approximately 28% in the first quarter of fiscal 2004, compared with the same period in fiscal 2003 and sales of home networking products, which increased by $119 million for the first quarter of fiscal 2004, compared with the first quarter of fiscal 2003 due to our acquisition of Linksys during the fourth quarter of fiscal 2003. Net product sales in Americas International in the first quarter of fiscal 2004 were $176 million, compared with $196 million in the first quarter of fiscal 2003, a decrease of $20 million or 10.2%, due to continued economic challenges in those regions.

Net product sales in the EMEA theater in the first quarter of fiscal 2004 increased by $63 million or 5.4% from $1.17 billion in the first quarter of fiscal 2003 to $1.23 billion resulting from growth in enterprise markets. In Asia Pacific, net product sales in the first quarter of fiscal 2004 increased by $76 million or 19.5% from $390 million in the first quarter of fiscal 2003 to $466 million due to growth in the enterprise market. Net product sales in the Japan theater in the first quarter of fiscal 2004 increased by $36 million or 12.9% from $278 million in the first quarter of fiscal 2003 to $314 million primarily due to growth in the service provider market related to broadband buildouts.

Net Product Sales by Groups of Similar Products

The following table presents net sales for groups of similar products (in millions, except percentages):

	Three Months Ended
	Amount		Percentage of Net Product Sales
	October 25, 2003	October 26, 2002	October 25, 2003	October 26, 2002
Net product sales:
Routers	$1,274	$1,263	29.9%	31.5%
Switches	2,049	2,028	48.1%	50.5%
Advanced Technologies	738	451	17.3%	11.2%
Other	202	271	4.7%	6.8%

Total	$4,263	$4,013	100.0%	100.0%

Net product sales related to routers in the first quarter of fiscal 2004 increased by $11 million or 0.9% from $1.26 billion in the first quarter of fiscal 2003 to $1.27 billion due to increases in sales of high-end and midrange routers partially offset by a decrease in sales of low-end routers. Net product sales related to switches in the first quarter of fiscal 2004 increased by $21 million or 1.0% from $2.03 billion in the first quarter of fiscal 2003 to $2.05 billion due to increases in sales of fixed LAN switches partially offset by a decrease in sales of WAN switches. Net product sales related to advanced technology products in the first quarter of fiscal 2004 increased by $287 million or 63.6% from $451 million in the first quarter of fiscal 2003 to $738 million due to increases in sales of IP telephone, home networking, optical networking, security, and wireless products. The increase in sales of home networking products of $119 million in the first quarter of fiscal 2004, compared with the first quarter of fiscal 2003, was due to our acquisition of Linksys. Net product sales related to other products in the first quarter of fiscal 2004 decreased by $69 million or 25.5% from $271 million in the first quarter of fiscal 2003 to $202 million due to decreases in several product families.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Net product sales may be adversely affected in the future by changes in the geopolitical environment and global economic conditions; sales cycles and implementation cycles of our products; changes in the mix of our customers between service provider and enterprise; changes in the mix of direct sales and indirect sales; variations in sales channels; and final acceptance criteria of the product, system, or solution as specified by the customer. Service provider customers typically have longer implementation cycles, require a broader range of services including design services, and often have acceptance provisions, which can lead to a delay in revenue recognition. To improve customer satisfaction, we continue to attempt to reduce our manufacturing lead times, which may result in corresponding reductions in order backlog. A decline in backlog levels could result in more variability and less predictability in our quarter-to-quarter net sales and operating results. Net product sales may also be adversely affected by fluctuations in demand for our products, especially with respect to Internet businesses and telecommunications service providers, price and product competition in the communications and networking industries, introduction and market acceptance of new technologies and products, adoption of new networking standards, and financial difficulties experienced by our customers.

Two-tier distributors are given business terms that allow them to return a portion of inventory, receive credits for changes in selling prices, and participate in various cooperative marketing programs. In addition, increasing two-tier distribution channels generally results in greater difficulty in forecasting the mix of our products and, to a certain degree, the timing of orders from our customers. We recognize revenue to two-tier distributors based on a sell-through method utilizing information provided by our distributors, and we maintain accruals and allowances for all cooperative marketing and other programs.

Net Service Revenue

Net service revenue in the first quarter of fiscal 2004 increased by $6 million or 0.7% from $832 million in the first quarter of fiscal 2003 to $838 million. Net service revenue is generally deferred and, in most cases, recognized ratably over the service period, which is typically one to three years. Net service revenue will typically experience some variability over time due to various factors such as the timing of technical support service contract initiations and renewals. In addition, our revenue from advanced services may increase to a higher proportion of total service revenue due to our continued focus on providing comprehensive support of our customers’ networking devices, applications, and infrastructures.

Gross Margin

The following table shows the gross margin for products and services for each theater (in millions, except percentages):

	Three Months Ended
	Amount		Gross Margin
	October 25, 2003	October 26, 2002	October 25, 2003	October 26, 2002
Gross margin:
Americas	$1,945	$1,902	67.7%	68.3%
EMEA	958	928	69.6%	70.7%
Asia Pacific	356	304	69.7%	69.9%
Japan	247	224	72.6%	71.6%

Total	$3,506	$3,358	68.7%	69.3%

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Gross margin for products and services in the first quarter of fiscal 2004 and 2003 was as follows (in millions, except percentages):

	Three Months Ended
	Amount		Gross Margin
	October 25, 2003	October 26, 2002	October 25, 2003	October 26, 2002
Gross margin:
Product	$2,947	$2,776	69.1%	69.2%
Service	559	582	66.7%	70.0%

Total	$3,506	$3,358	68.7%	69.3%

Product Gross Margin

Product gross margin was 69.1% in the first quarter of fiscal 2004, compared with 69.2% in the first quarter of fiscal 2003. The change in the year-over-year product gross margin was a result of product pricing reductions, changes in the mix of products sold, which included sales of home networking products in the first quarter of fiscal 2004, and higher provisions for inventory, offset by lower component costs and value engineering. Value engineering is the process by which the production costs are reduced through component redesign, board configuration, test processes, and transformation processes.

Product gross margin may be adversely affected in the future by changes in the mix of products sold or channels of distribution, sales discounts, increases in material or labor costs, excess inventory and obsolescence charges, changes in shipment volume, loss of cost savings due to changes in component pricing, impact of value engineering, inventory holding charges, price competition and introduction of new products or entering new markets, and different pricing and cost structures of new markets. If warranty costs associated with our products are greater than we have experienced, product gross margin may also be adversely affected. Product gross margin may also be affected by geographic mix, as well as the mix of configurations within each product group.

Service Gross Margin

Service gross margin decreased from 70.0% in the first quarter of fiscal 2003 to 66.7% in the first quarter of fiscal 2004, a decrease of 3.3%. Service gross margin will typically experience some variability over time due to various factors such as the change in mix between technical support services and advanced services, as well as the timing of technical support service contract initiations and renewals.

Research and Development, Sales and Marketing, and General and Administrative Expenses

Research and development (“R&D”), sales and marketing, and general and administrative (“G&A”) expenses are summarized in the following table (in millions, except percentages):

	Three Months Ended
	Amount		Percentage of Net Sales
	October 25, 2003	October 26, 2002	October 25, 2003	October 26, 2002
Research and development	$755	$824	14.8%	17.0%
Sales and marketing	$1,087	$1,098	21.3%	22.7%
General and administrative	$212	$154	4.2%	3.2%

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

R&D expenses in the first quarter of fiscal 2004 decreased by $69 million or 8.4% from $824 million in the first quarter of fiscal 2003 to $755 million primarily due to lower depreciation, decrease in facilities expenses and other reduced discretionary spending. We have continued to invest in R&D efforts in a wide variety of areas such as data, voice, and video over IP; access and aggregation technologies such as cable, wireless, mobility, and other broadband technologies; advanced enterprise switching; optical technology; storage area networking; content networking; security; network management; and advanced core and edge routing technologies. We have also continued to purchase or license technology in order to bring a broad range of products to market in a timely fashion. If we believe that we are unable to enter a particular market in a timely manner with internally developed products, we may license technology from other businesses or acquire businesses as an alternative to internal R&D. All of our R&D costs have been expensed as incurred.

Sales and marketing expenses in the first quarter of fiscal 2004 decreased by $11 million or 1.0% from $1.10 billion in the first quarter of fiscal 2003 to $1.09 billion due to a decrease in sales expenses of $56 million partially offset by an increase in marketing expenses of $45 million. Sales expenses decreased in the first quarter of fiscal 2004, compared with the first quarter of fiscal 2003, due to the decrease in expenses related to our sales programs and other reduced discretionary spending. Our marketing expenses increased in the first quarter of fiscal 2004, compared with the first quarter of fiscal 2003, as we have continued to invest in advanced technology market opportunities and our integrated marketing campaign. During the first quarter of fiscal 2004, we invested approximately $41 million in the marketing campaign.

G&A expenses in the first quarter of fiscal 2004 increased by $58 million or 37.7% from $154 million in the first quarter of fiscal 2003 to $212 million. The increase in G&A expenses for the first quarter of fiscal 2004, compared with the first quarter of fiscal 2003, was primarily due to investments in internal information technology systems and related program spending and amortization of deferred stock-based compensation related to our acquisitions.

We hedge foreign currency forecasted transactions related to operating expenses with currency options. The effects of foreign currency fluctuations, net of hedging, increased total R&D, sales and marketing, and G&A expenses by approximately 2% in the first quarter of fiscal 2004, compared with the first quarter of fiscal 2003.

In the third quarter of fiscal 2001, we announced a restructuring program to prioritize our initiatives around a focus on profit contribution, high-growth areas of our business, reduction of expenses, and improved efficiency. This restructuring program included a worldwide workforce reduction, consolidation of excess facilities, and restructuring of certain business functions. (For additional information regarding the restructuring program, see Note 4 to the Consolidated Financial Statements.) During the first quarter of fiscal 2003, we increased the restructuring liabilities related to the consolidation of excess facilities and other charges by $40 million due to changes in real estate market conditions. The increase in restructuring liabilities was recorded as expenses related to R&D ($16 million), sales and marketing ($16 million), G&A ($4 million), and cost of sales ($4 million) in the Consolidated Statements of Operations. There can be no assurance that future changes in real estate market conditions will not result in additional real estate liabilities.

Amortization of Purchased Intangible Assets

Amortization of purchased intangible assets included in operating expenses was $62 million in the first quarter of fiscal 2004, compared with $114 million in the first quarter of fiscal 2003. The decrease in the amortization of purchased intangible assets in the first quarter of fiscal 2004, compared with the first quarter of fiscal 2003, was primarily due to the amortization for certain technology and patent intangibles in the prior year period that were fully amortized as of the end of fiscal 2003. (See Note 3 to the Consolidated Financial Statements.)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

In-Process Research and Development

Our methodology for allocating the purchase price relating to purchase acquisitions to in-process R&D is determined through established valuation techniques in the high-technology communications equipment industry and based on valuations performed by an independent third party. The amounts we have previously expensed to in-process R&D were expensed upon acquisition because technological feasibility had not been established and no future alternative uses existed. During the first quarter of fiscal 2004 and 2003, there were no in-process R&D expenses recorded. (See Note 3 to the Consolidated Financial Statements.)

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

For purchase acquisitions completed to date, the development of these technologies remains a significant risk due to the remaining efforts to achieve technical viability, rapidly changing customer markets, uncertain standards for new products, and significant competitive threats from several companies. The nature of the efforts to develop these technologies into commercially viable products consists primarily of planning, designing, experimenting, and testing activities necessary to determine that the technologies can meet market expectations, including functionality and technical requirements. Failure to bring these products to market in a timely manner could result in a loss of market share or a lost opportunity to capitalize on emerging markets, and could have a material adverse impact on our business and operating results.

Interest Income

Interest income was $137 million in the first quarter of fiscal 2004, compared with $179 million in the first quarter of fiscal 2003. The decrease of $42 million or 23.5% in interest income in the first quarter of fiscal 2004, compared with the first quarter of fiscal 2003, was primarily due to lower average interest rates on our portfolio of fixed income securities.

Other Income (Loss), Net

The components of other income (loss), net, are as follows (in millions):

	Three Months Ended
	October 25, 2003	October 26, 2002
Net gains (losses) on investments in securities	$40	$(370)
Impairment charges on investments in privately held companies	(41)	(104)

	(1)	(474)
Other	2	(1)

Total	$1	$(475)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The net losses relating to investments in securities of $370 million in the first quarter of fiscal 2003 included a charge of $412 million related to the impairment of certain publicly traded equity securities. The impairment charge was due to the decline in the fair value of certain publicly traded equity investments below their cost basis that was judged to be other-than-temporary.

Provision for Income Taxes

The effective tax rate was 28.9% for the first quarter of fiscal 2004 and 29.1% for the first quarter of fiscal 2003. The effective tax rate differs from the statutory rate primarily due to the impact of nondeductible in-process R&D, acquisition-related costs, research and experimentation tax credits, state taxes, and the tax impact of non-U.S. operations.

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

Recent Accounting Pronouncement

Financial Accounting Standards Board (“FASB”) Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”), was issued in January 2003. FIN 46 requires that if an entity is the primary beneficiary of a variable interest entity, the assets, liabilities, and results of operations of the variable interest entity should be included in the Consolidated Financial Statements of the entity. The provisions of FIN 46 are effective immediately for all arrangements entered into after January 31, 2003. For those arrangements entered into prior to February 1, 2003, the provisions of FIN 46 were required to be adopted at the beginning of the first interim or annual period beginning after June 15, 2003. However, in October 2003, the FASB deferred the effective date of FIN 46 to the end of the first interim or annual period ending after December 15, 2003 for those arrangements entered into prior to February 1, 2003. As a result, we have not adopted FIN 46 and the non-cash cumulative effect charge disclosed in our previous filings relating to our investment in Andiamo has been deferred accordingly. (For additional information regarding variable interest entities and the impact of the adoption of FIN 46, see Note 6 to the Consolidated Financial Statements.)

Liquidity and Capital Resources

The following sections discuss the effects of changes in our balance sheets, cash flows, and commitments on our liquidity and capital resources.

Balance Sheet and Cash Flows

Cash and Cash Equivalents and Total Investments

Cash and cash equivalents and total investments were $19.7 billion as of October 25, 2003, a decrease of $964 million or 4.7% from $20.7 billion at July 26, 2003. The decrease was primarily a result of cash used for the repurchase of common stock of $2.0 billion and capital expenditures of $173 million partially offset by cash provided by operating activities of $973 million and cash provided by the issuance of common stock of $173 million related to employee stock option exercises and employee stock purchases.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

We expect that cash provided by operating activities may fluctuate in future periods as a result of a number of factors, including fluctuations in our operating results, shipment linearity, accounts receivable collections, inventory management, and the timing of tax and other payments. For additional discussion, see the section entitled “Risk Factors” below.

Accounts Receivable, Net

Accounts receivable, net was $1.4 billion as of October 25, 2003 and July 26, 2003. Days sales outstanding (“DSO”) in receivables as of October 25, 2003 and July 26, 2003 were 25 days and 26 days, respectively. Our accounts receivable and DSO are primarily affected by shipment linearity and collections performance. Shipment linearity is a measure of the level of shipments throughout a particular quarter. A steady level of shipments and good collections performance will result in reduced DSO compared with a higher level of shipments toward the end of the quarter, which will result in a shorter amount of time to collect the related accounts receivable and will result in increased DSO.

Inventories

Inventories were $875 million as of October 25, 2003, compared with $873 million at July 26, 2003. Inventories consist of raw materials, work in process, finished goods, and demonstration systems. As of October 25, 2003, approximately 37.8% of our finished goods inventory was located at distributor sites, and represents the deferred cost of sales relating to unrecognized revenue on sales to those distributors. Our finished goods inventory is accounted for at the lower of cost or market.

Inventory turns were 7.3 in the first quarter of fiscal 2004, compared with 6.8 in the fourth quarter of fiscal 2003. Inventory levels and the associated inventory turns reflect our ongoing inventory management efforts. Inventory management remains an area of focus as we balance the need to maintain strategic inventory levels to ensure competitive lead times against the risk of inventory obsolescence because of rapidly changing technology and customer requirements.

Commitments

Leases

We lease office space in several U.S. locations, as well as locations elsewhere in the Americas International, EMEA, Asia Pacific, and Japan. Future annual minimum lease payments under all non-cancelable operating leases with an initial term in excess of one year as of October 25, 2003 were as follows (in millions):

Fiscal Year:	Amount
2004 (remaining nine months)	$188
2005	203
2006	148
2007	112
2008	99
Thereafter	628

Total	$1,378

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Purchase Commitments with Contract Manufacturers and Suppliers

We use several contract manufacturers and suppliers to provide manufacturing services for our products. During the normal course of business, in order to reduce manufacturing lead times and ensure adequate component supply, we enter into agreements with certain contract manufacturers and suppliers that allow them to procure inventory based upon criteria as defined by us. As of October 25, 2003, we had purchase commitments for inventory of approximately $838 million, compared with $718 million as of July 26, 2003. These purchase commitments are expected to be fulfilled within one year.

We record a liability for purchase commitments related to on-order inventory that is in excess of our future demand forecasts. As of October 25, 2003, the liability for these purchase commitments was $92 million, compared with $99 million as of July 26, 2003, and was included in other accrued liabilities.

Other Commitments

We have agreed to invest approximately $800 million in venture funds managed by SOFTBANK Corp. and its affiliates (“SOFTBANK”), which are required to be funded on demand. Up to $550 million is to be invested in venture funds on terms specified in the agreement and $250 million invested as senior debt with entities as directed by SOFTBANK. Our commitment to fund the senior debt is contingent upon the achievement of certain agreed-upon milestones. As of October 25, 2003 and July 26, 2003, we have invested $247 million in the venture funds and $49 million in the senior debt, and both were recorded as investments in privately held companies on our Consolidated Balance Sheets.

We provide structured financing to certain qualified customers to be used for the purchase of equipment and other needs through our wholly owned subsidiary, Cisco Systems Capital Corporation. These loan commitments may be funded over a two- to three-year period, provided that these customers achieve specific business milestones and satisfy certain financial covenants. As of October 25, 2003, the outstanding loan commitments were approximately $91 million, of which approximately $61 million was eligible for draw-down. As of July 26, 2003, the outstanding loan commitments were approximately $97 million, of which approximately $38 million was eligible for draw-down.

As of October 25, 2003 and July 26, 2003, we had a commitment of approximately $130 million to purchase the remaining portion of the minority interest of Cisco Systems, K.K. (Japan) and the payment under this commitment is based on a put option held by the minority shareholders.

We also have certain other funding commitments related to our privately held investments that are based on the achievement of certain agreed-upon milestones. The funding commitments were approximately $91 million as of October 25, 2003, compared with approximately $95 million as of July 26, 2003.

Off-Balance Sheet Arrangements

Based on recently adopted regulations of the Securities and Exchange Commission, our investments in unconsolidated variable interest entities as of October 25, 2003, which we have disclosed in our previous filings, are considered off-balance sheet arrangements. However, in regard to our investment in Andiamo as discussed below, we expect to consolidate Andiamo as of the end of the second quarter of fiscal 2004. As a result, our investment in Andiamo would no longer be considered an off-balance sheet arrangement as of that date.

In April 2001, we entered into a commitment to provide convertible debt funding of approximately $84 million to Andiamo, a privately held storage switch developer. This debt will be convertible into approximately 44% of

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

the equity in Andiamo, subject to certain terms and conditions. In connection with this investment, we obtained a call option that provided us the right to purchase Andiamo. The purchase price under the call option is based on a valuation of Andiamo using a negotiated formula as discussed below. We also entered into a commitment to provide non-convertible debt funding to Andiamo of approximately $100 million through the close of the acquisition, subject to periodic funding.

On August 19, 2002, we entered into a definitive agreement to acquire Andiamo, which represents the exercise of our rights under the call option. The acquisition of Andiamo is expected to close in the third quarter of fiscal 2004, but no later than July 31, 2004. Under the terms of the agreement, our common stock and options will be exchanged for all outstanding shares and options of Andiamo not owned by us at the closing of the acquisition. The amount of the purchase price for the remaining equity interests in Andiamo not then held by us is not determinable at this time, but will be based primarily upon a formula-based valuation of Andiamo to be determined by applying a multiple to the actual, annualized revenue generated from sales by us of products attributable to Andiamo during a three-month period shortly preceding the closing. Under our agreements with Andiamo, we are the exclusive manufacturer and distributor of all Andiamo products. The multiple will be equal to our average market capitalization during a specified period divided by our annualized revenue for a three-month period prior to closing, subject to adjustment as follows: (i) if the multiple so calculated is less than 10, then the multiple to be used for purposes of determining the transaction price shall be the midpoint between 10 and the multiple so calculated; (ii) if the multiple so calculated is greater than 15, then the multiple to be used for purposes of determining the transaction price shall be the midpoint between 15 and the multiple so calculated. There is no minimum purchase price, and the maximum purchase price is limited to approximately $2.5 billion in shares of our common stock valued at the time of closing. The acquisition has received the required approvals of the Board of Directors from both companies and is subject to various closing conditions and approvals, including stockholder approval by Andiamo. As of October 25, 2003, we have invested $84 million in the convertible debt and $86 million in the non-convertible debt. Substantially all of our investment in Andiamo has been expensed as research and development costs, as if such expenses constituted our development costs.

We have evaluated our debt investment in Andiamo and have determined that Andiamo is a variable interest entity under FIN 46. We have concluded that we are the primary beneficiary as defined by FIN 46. In October 2003, the FASB deferred the effective date of FIN 46 to the end of the first interim or annual period ending after December 15, 2003 for those arrangements entered into prior to February 1, 2003. As a result, we expect to consolidate Andiamo at the end of the second quarter of fiscal 2004.

FIN 46 will require us to account for Andiamo as if we had consolidated it since our initial investment in April 2001. If we consolidated Andiamo from the date of our initial investment, we would be required to account for the call option as a repurchase right. Under FASB Interpretation No. 44, “Accounting for Certain Transactions Involving Stock Compensation,” and related interpretations, variable accounting is required for substantially all Andiamo employee stock and options because the ending purchase price is primarily derived from a revenue-based formula. Therefore, upon consolidation of Andiamo at the end of the second quarter of fiscal 2004, we will revalue the stock and options of Andiamo each quarter based on an independent valuation until the completion of the acquisition. The acquisition is expected to close in the third quarter of fiscal 2004, but no later than July 31, 2004.

Effective January 24, 2003, the last day of the second quarter of fiscal 2004, we expect to record a non-cash cumulative stock compensation charge, estimated to be in the range of $200 million to $500 million (representing the amount of variable compensation from April 2001 through January 2004). This will be reported as a separate line item in the Consolidated Statements of Operations as a cumulative effect of a change in accounting principle, net of tax. The charge is based on the value of the Andiamo employee stock and options and their expected vesting upon FIN 46 adoption pursuant to the independent valuation, and does not necessarily reflect the value

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

of Andiamo as a whole nor indicate the expected valuation of Andiamo upon acquisition. Subsequent to the adoption of FIN 46, changes to the value of Andiamo and the continued vesting of the employee stock and options will result in adjustments to the non-cash stock compensation charge and will be reflected as operating expenses. These adjustments are expected to be recorded commencing in the third quarter of fiscal 2004 and will continue until such time as the acquisition of Andiamo is completed, which is expected to close in the third quarter of fiscal 2004, but no later than July 31, 2004. The value of Andiamo computed under the negotiated formula is largely based on revenues derived from specific storage switch products.

The estimated range of the non-cash cumulative stock compensation charge and any future non-cash variable stock compensation adjustments and the final purchase price of Andiamo are subject to uncertainty. The valuation of Andiamo is subject to change based on the ability of Andiamo to meet its revenue projections, the market for its products, its ability to develop relevant technology, as well as other factors, and will be based on a valuation performed by an independent third party using a consistent methodology.

Excluding the non-cash stock compensation cumulative charge and any future non-cash variable stock compensation adjustments, the impact of consolidating Andiamo will not materially affect our operating results or financial condition.

In the ordinary course of business, we have investments in other privately held companies and provide structured financing to certain customers through our wholly owned subsidiary, Cisco Systems Capital Corporation, which may be considered variable interest entities. We have evaluated our investments in these other privately held companies and structured financings and have determined that there will be no material impact on our operating results or financial condition upon the adoption of FIN 46.

Under FIN 46, certain events can require a reassessment of our investments in privately held companies or structured financings to determine if they are variable interest entities and which of the stakeholders will be the primary beneficiary. As a result of such events, we may be required to make additional disclosures or consolidate these entities. We may not have the ability to influence these events.

Stock Repurchase Program

In September 2001, the Board of Directors authorized a stock repurchase program to acquire outstanding common stock. Under the program, up to $3.0 billion of our common stock could be repurchased over two years. In August 2002, the Board of Directors increased our stock repurchase program by $5.0 billion available for repurchase through September 12, 2003. In March 2003, the Board of Directors increased our stock repurchase program by an additional $5.0 billion with no termination date. In September 2003, the Board of Directors increased our stock repurchase program by an additional $7.0 billion with no termination date.

During the first quarter of fiscal 2004, we repurchased and retired 102 million shares of our common stock for an aggregate purchase price of $2.0 billion. As of October 25, 2003, we have repurchased and retired 650 million shares of our common stock for an aggregate purchase price of $9.8 billion since inception of the program, and the remaining authorized amount for stock repurchases under this program was $10.2 billion.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resource Requirements

Based on past performance and current expectations, we believe that our cash and cash equivalents, short-term investments, and cash generated from operations will satisfy our working capital needs, capital expenditures, investment requirements, stock repurchases, commitments (see Note 6 to the Consolidated Financial Statements), future customer financings, and other liquidity requirements associated with our existing operations through at least the next 12 months. We believe that the most strategic uses of our cash resources include repurchase of shares, strategic investments to gain access to new technologies, acquisitions, financing activities, and working capital. There are no transactions, arrangements, and other relationships with unconsolidated entities or other persons that are reasonably likely to materially affect liquidity or the availability of our requirements for capital.

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

OUR OPERATING RESULTS MAY FLUCTUATE IN FUTURE PERIODS, WHICH MAY ADVERSELY AFFECT OUR STOCK PRICE

Our operating results have been in the past, and will continue to be, subject to quarterly and annual fluctuations as a result of a number of factors. These factors include:

•	Fluctuations in demand for our products and services, especially with respect to Internet businesses and telecommunications service providers;

•	Changes in sales and implementation cycles for our products and reduced visibility into our customers’ spending plans and associated revenue;

•	Our ability to maintain appropriate inventory levels and purchase commitments;

•	Price and product competition in the communications and networking industries, which can change rapidly due to technological innovation;

•	The overall trend toward industry consolidation both among our competitors and our customers;

•	The introduction and market acceptance of new technologies and products and our success in new markets, as well as the adoption of new networking standards;

•	Variations in sales channels, product costs, or mix of products sold;

•	The timing and size of orders from customers;

•	Manufacturing lead times;

•	Fluctuations in our gross margins, and the factors that contribute to this as described below;

•	Our ability to achieve targeted cost reductions;

•	The ability of our customers, channel partners and suppliers to obtain financing or to fund capital expenditures;

•	The timing and amount of employer payroll tax to be paid on employees’ gains on stock options exercised;

•	Actual events, circumstances, outcomes, and amounts differing from judgments, assumptions, and estimates used in determining the values of certain assets (including the amounts of related valuation allowances), liabilities and other items reflected in our Consolidated Financial Statements;

•	How well we execute on our strategy and operating plans; and

•	Changes in accounting rules, such as recording expenses for employee stock option grants.

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

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations —

RISK FACTORS

OUR OPERATING RESULTS MAY BE ADVERSELY AFFECTED BY THE UNCERTAIN GEOPOLITICAL ENVIRONMENT AND UNFAVORABLE ECONOMIC AND MARKET CONDITIONS

Economic conditions worldwide have contributed to recent slowdowns in the communications and networking industries and may continue to impact our business, resulting in:

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

Any of the above factors could have a material adverse impact on our operations and financial results.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations —

RISK FACTORS

WE EXPECT THAT GROSS MARGIN VARIABILITY AND OUR RECENT LEVEL OF PRODUCT GROSS MARGIN MAY NOT BE SUSTAINABLE

Although we have experienced increasing product gross margins over the past few years, our recent level of product gross margins may not be sustainable and may be adversely affected in the future by numerous factors, including but not limited to:

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

We use a variety of channels to bring our products and services to our end-user customers, including system integrators, two-tier distributors, and direct sales. System integrators integrate our products and services into an overall network solution that they typically resell to an end user. Two-tier distributors stock inventory and sell to resellers who may themselves be system integrators. Direct sales occur to both enterprise accounts and service providers. A substantial portion of our products and services is distributed through our channel partners and the remainder is distributed through direct sales. If sales through indirect channels increase, this may lead to greater difficulty in forecasting the mix of our products, and to a certain degree, the timing of orders from our customers.

Historically, we have seen fluctuations in our gross margins based on changes in the balance of our distribution channels. Although variability to date has not been significant, because each distribution channel has a unique

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations —

RISK FACTORS

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

Sales to the service provider market have been characterized by large and often sporadic purchases with longer sales cycles. Although we continue to invest in development of new products aimed at this market segment, we have experienced significant decreases in sales to service providers as market conditions have changed. Sales activity in this industry depends upon the stage of completion of expanding network infrastructures, the availability of funding, and the extent that service providers are affected by regulatory, economic and business conditions in the country of operations. Although there may be some early signs of increased levels of capital spending by service providers over the depressed levels that have prevailed over the last few years, continued declines or delays in orders from this industry could have a material adverse effect on our business, operating results and financial condition. The recent slowdown in the general economy, over-capacity, changes in the service provider market, and the constraints on capital availability have had a material adverse effect on many of our service provider customers, with numerous such customers going out of business or substantially reducing

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations —

RISK FACTORS

their expansion plans. These conditions have materially harmed our business and operating results, and we expect that these conditions may continue for the foreseeable future. Finally, service provider customers typically have longer implementation cycles, require a broader range of service including design services, demand that vendors take on a larger share of risks, often require acceptance provisions which can lead to a delay in revenue recognition, and expect financing from vendors. All these factors can add further risk to business conducted with service providers.

A SHORTAGE OF ADEQUATE COMPONENT SUPPLY OR MANUFACTURING CAPACITY COULD INCREASE OUR COSTS OR CAUSE A DELAY IN OUR ABILITY TO FULFILL ORDERS, AND OUR FAILURE TO ESTIMATE CUSTOMER DEMAND PROPERLY MAY RESULT IN EXCESS OR OBSOLETE COMPONENT SUPPLY THAT COULD ADVERSELY AFFECT OUR GROSS MARGINS

Our growth and ability to meet customer demands depend in part on our ability to obtain timely deliveries of parts from our suppliers. We have experienced component shortages in the past that have adversely affected our operations. We may in the future experience a shortage of certain component parts as a result of strong demand in the industry for those parts or problems experienced by suppliers, especially if the economy grows. Growth in the economy is likely to create greater pressures on us and our suppliers to accurately project overall component demand and component demands within specific product categories, and to establish optimal component levels. If shortages or delays persist, the price of these components may increase, or the components may not be available at all, and we may also encounter shortages if we do not accurately anticipate our needs. We may not be able to secure enough components at reasonable prices or of acceptable quality to build new products in a timely manner in the quantities or configurations needed. Accordingly, our revenues and gross margins could suffer until other sources can be developed. Our operating results would also be adversely affected if, anticipating greater demand than actually develops, we commit to the purchase of more components than we need. There can be no assurance that we will not encounter these problems in the future. Although in many cases we use standard parts and components for our products, certain components are presently available only from a single source or limited sources. We may not be able to diversify sources in a timely manner, which could harm our ability to deliver products to customers and seriously impact present and future sales.

We believe that we may be faced with the following challenges going forward:

•	New markets in which we participate may grow quickly, and thus consume significant component capacity;

•	As we acquire companies and new technologies, we are dependent, at least initially, on unfamiliar supply chains or relatively small supply partners; and

•	We face competition for certain components, which are supply constrained, from existing competitors and companies in other markets.

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

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations —

RISK FACTORS

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

Our competitors include 3Com, Alcatel, Avaya, Avici, Brocade Communications Systems, Inc., Check Point Software, Ciena, D-Link Systems, Inc., Dell, Ericsson, Enterasys, Extreme Networks, Foundry Networks, Fujitsu, Huawei, Juniper, Lucent, McDATA Corporation, NETGEAR, Inc., NetScreen, Nokia, Nortel Networks, Redback Networks, Riverstone, Siemens AG and Sycamore Networks, among others.

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

The principal competitive factors in the markets in which we presently compete and may compete in the future include:

•	The ability to provide a broad range of networking products and services;

•	Product performance;

•	Price;

•	The ability to provide new products;

•	The ability to provide value-added features such as security, reliability and investment protection;

•	Conformance to standards;

•	Market presence; and

•	The ability to provide financing.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations —

RISK FACTORS

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

OUR BUSINESS SUBSTANTIALLY DEPENDS UPON THE CONTINUED GROWTH OF THE INTERNET AND INTERNET-BASED SYSTEMS

A substantial portion of our business and revenue depends on growth of the Internet and on the deployment of our products by customers that depend on the continued growth of the Internet. As a result of the recent economic slowdown and reduction in capital spending, which have particularly affected telecommunications service providers, spending on Internet infrastructure has declined, which has materially harmed our business. To the extent that the recent economic slowdown and reduction in capital spending continue to adversely affect spending on Internet infrastructure, we could continue to experience material harm to our business, operating results, and financial condition.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations —

RISK FACTORS

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

WE HAVE MADE AND EXPECT TO CONTINUE TO MAKE ACQUISITIONS THAT COULD DISRUPT OUR OPERATIONS AND HARM OUR OPERATING RESULTS

Our growth is dependent upon market growth, our ability to enhance our existing products, and our ability to introduce new products on a timely basis. We intend to continue to address the need to develop new products and enhance existing products through acquisitions of other companies, product lines, technologies and personnel. Acquisitions involve numerous risks, including the following:

•	Difficulties in integrating the operations, technologies, products and personnel of the acquired companies;

•	Diversion of management’s attention from normal daily operations of the business;

•	Potential difficulties in completing projects associated with in-process research and development;

•	Difficulties in entering markets in which we have no or limited direct prior experience and where competitors in such markets have stronger market positions;

•	Initial dependence on unfamiliar supply chains or relatively small supply partners;

•	Insufficient revenues to offset increased expenses associated with acquisitions; and

•	The potential loss of key employees of the acquired companies.

Acquisitions may also cause us to:

•	Issue common stock that would dilute our current shareholders’ percentage ownership;

•	Assume liabilities;

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations —

RISK FACTORS

•	Record goodwill and non-amortizable intangible assets that will be subject to impairment testing on a regular basis and potential periodic impairment charges;

•	Incur amortization expenses related to certain intangible assets;

•	Incur large and immediate write-offs, and restructuring and other related expenses; or

•	Become subject to litigation.

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

Risks related to new product development also apply to acquisitions. Please see the risk factor above entitled, “We depend upon the development of new products and enhancements to existing products, and if we fail to predict and respond to emerging technological trends and customers’ changing needs, our operating results and market share may suffer” for additional information.

ENTRANCE INTO NEW OR DEVELOPING MARKETS EXPOSES US TO ADDITIONAL COMPETITION AND WILL LIKELY INCREASE DEMANDS ON OUR SERVICE AND SUPPORT OPERATIONS

As we focus on new market opportunities, such as storage, wireless, security, transporting data, voice, and video traffic across the same network, we will increasingly compete with large telecommunications equipment suppliers as well as startup companies. Several of our competitors may have greater resources, including technical and engineering resources, than we do. Additionally, as customers in these markets complete infrastructure deployments, they may require greater levels of service, support and financing than we have provided in the past. Demand for these types of service or financing contracts may increase in the future. There can be no assurance that we can provide products, service, support and financing to effectively compete for these market opportunities. Further, provision of greater levels of services by us may result in a delay in the timing of revenue recognition. In addition, entry into other markets, including our recent entry into the consumer market, has and will subject us to additional risks particular to those markets, including the effects of general market conditions and reduced consumer confidence.

PRODUCT QUALITY PROBLEMS COULD LEAD TO REDUCED REVENUES, GROSS MARGINS AND NET INCOME

We produce highly complex products that incorporate leading-edge technology, including both hardware and software. Software typically contains bugs that can unexpectedly interfere with expected operations. There can be no assurance that our pre-shipment testing programs will be adequate to detect all defects, either in individual

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations —

RISK FACTORS

products or which could affect numerous shipments, which might interfere with customer satisfaction, reduce sales opportunities, or affect gross margins. In the past, we have had to recall certain components and provide remediation in response to the discovery of bugs in products that we had shipped. While the cost of such recalls and remediation has not been material in the past, there can be no assurance that such a recall or remediation, depending on the product involved, would not have a material impact. An inability to cure a product defect could result in the failure of a product line, temporary or permanent withdrawal from a product or market segment, damage to our reputation, inventory costs, or product reengineering expenses, any of which could have a material impact on revenues, margins and net income.

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

We conduct significant sales and customer support operations in countries outside of the United States and also depend on non-U.S. operations of our contract manufacturers and our distribution partners. For the first quarter of fiscal 2004 and fiscal 2003, we derived 47.9% and 48.9% of our revenues, respectively, from sales outside the United States. Accordingly, our future results could be materially adversely affected by a variety of uncontrollable and changing factors including, among others, foreign currency exchange rates; political or social unrest or economic instability in a specific country or region; trade protection measures and other regulatory requirements which may affect our ability to import or export our products from various countries; political considerations that affect service provider and government spending patterns; difficulties in staffing and managing international operations; and adverse tax consequences, including imposition of withholding or other taxes on payments by subsidiaries. In addition, if the outbreak of Severe Acute Respiratory Syndrome (SARS) in Asia continues or recurs, this could have an adverse impact on our Asian operations. If there is a significant spread of SARS beyond Asia, other aspects of our operations could be negatively affected. Any or all of these factors could have a material adverse impact on our costs, expenses and financial condition.

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

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations —

RISK FACTORS

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

Because of the recent slowdown in the global economy, our exposure to the credit risks relating to our financing activities described above has increased. Although we have programs in place that are designed to monitor and mitigate the associated risk, including monitoring of particular risks in certain geographic areas, there can be no assurance that such programs will be effective in reducing our credit risks. There have been significant bankruptcies among customers both on open credit and with loan or lease financing arrangements, particularly among Internet businesses and service providers, causing us to incur economic or financial losses. There can be no assurance that additional losses will not be incurred. Although these losses have not been material to date, future losses, if incurred, could harm our business and have a material adverse effect on our operating results and financial condition.

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

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations —

RISK FACTORS

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

WE MAY BE FOUND TO INFRINGE ON INTELLECTUAL PROPERTY RIGHTS OF OTHERS

Third parties, including customers, have in the past and may in the future assert claims or initiate litigation related to exclusive patent, copyright, trademark and other intellectual property rights to technologies and related standards that are relevant to us. These assertions have increased over time as a result of our growth and the general increase in the pace of patent claims assertions, particularly in the United States. Because of the existence of a large number of patents in the networking field, the secrecy of some pending patents and the rapid rate of issuance of new patents, it is not economically practical nor even possible to determine in advance whether a product or any of its components infringe or will infringe the patent rights of others. The asserted claims and/or initiated litigation, can include claims against us or our manufacturers, suppliers, or customers, alleging infringement of their proprietary rights with respect to our existing or future products or components of those products. Regardless of the merit of these claims, they can be time-consuming, result in costly litigation and diversion of technical and management personnel, or require us to develop a non-infringing technology or enter into license agreements. Where claims are made by customers, resistance even to unmeritorious claims could damage customer relationships. There can be no assurance that licenses will be available on acceptable terms and conditions, if at all, in all such circumstances, or that our indemnification by their suppliers will be adequate to cover their costs if a claim were brought directly against us or our customers. Furthermore, because of the potential for high court awards that are not necessarily predictable, it is not unusual to find even arguably unmeritorious claims settled for significant funds. If any infringement or other intellectual property claim made against us by any third party is successful, or if we fail to develop non-infringing technology or license the proprietary rights on commercially reasonable terms and conditions, our business, operating results and financial condition could be materially and adversely affected.

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

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations —

RISK FACTORS

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

OUR SUCCESS LARGELY DEPENDS ON OUR ABILITY TO RETAIN AND RECRUIT KEY PERSONNEL, AND ANY FAILURE TO DO SO WOULD HARM OUR ABILITY TO MEET KEY OBJECTIVES

Our success has always depended in large part on our ability to attract and retain highly skilled technical, managerial, sales and marketing personnel. In spite of the recent economic slowdown, competition for these personnel is intense, especially in the Silicon Valley area of Northern California. Volatility or lack of positive performance in our stock price may also adversely affect our ability to retain key employees, all of whom have been granted stock options. The loss of services of any of our key personnel, the inability to retain and attract qualified personnel in the future, or delays in hiring required personnel, particularly engineering and sales personnel, could make it difficult to meet key objectives, such as timely and effective product introductions. In addition, companies in the networking industry whose employees accept positions with competitors frequently claim that competitors have engaged in improper hiring practices. We have received these claims in the past and may receive additional claims to this effect in the future.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations —

RISK FACTORS

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

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations —

RISK FACTORS

WE ARE EXPOSED TO FLUCTUATIONS IN THE MARKET VALUES OF OUR PORTFOLIO INVESTMENTS AND IN INTEREST RATES; IMPAIRMENT OF OUR INVESTMENTS COULD HARM OUR EARNINGS

We maintain an investment portfolio of various holdings, types and maturities. These securities are generally classified as available for sale and, consequently, are recorded on the Consolidated Balance Sheets at fair value with unrealized gains or losses reported as a separate component of accumulated other comprehensive income (loss), net of tax. Part of this portfolio includes equity investments in several publicly traded companies, the values of which are subject to market price volatility. The recent economic downturn and other factors have adversely affected the public equities market, and general economic conditions may continue to worsen. As a result, we may recognize in earnings the decline in fair value of our publicly traded equity investments below the cost basis when the decline is judged to be other-than-temporary. For information regarding the sensitivity of and risks associated with the market value of portfolio investments and interest rates, refer to the section titled “Quantitative and Qualitative Disclosures About Market Risk” included in this report and in our Annual Report on Form 10-K for the fiscal year ended July 26, 2003. Furthermore, our equity investments in both publicly traded companies and private companies are subject to risk of loss of investment capital. These investments are inherently risky as the market for the technologies or products they have under development are typically in the early stages and may never materialize. We could lose our entire investment in these companies.

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

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Cash and Cash Equivalents and Total Investments

We consider investments purchased with an original or remaining maturity of less than three months at the date of purchase to be cash equivalents. We maintain an investment portfolio of various holdings, types, and maturities. These securities are generally classified as available for sale and consequently are recorded on the Consolidated Balance Sheets at fair value with unrealized gains or losses reported as a separate component of accumulated other comprehensive income (loss), net of tax. The following table summarizes our cash and cash equivalents and total investments (in millions):

	October 25, 2003	July 26, 2003
Cash and cash equivalents	$4,158	$3,925
Fixed income securities	14,740	15,982
Publicly traded equity securities	790	745

Total	$19,688	$20,652

Cash and cash equivalents and total investments decreased by $964 million during the first quarter of fiscal 2004 due to a decrease in fixed income securities of $1.2 billion partially offset by an increase in cash and cash equivalents of $233 million. The changes in cash and cash equivalents and fixed income securities were related to our portfolio management strategies and did not have a material adverse impact on our existing levels of interest rate risk.

The values of our equity investments in several publicly traded companies are subject to market price volatility. The following analysis presents the hypothetical changes in fair value of public equity investments that are sensitive to changes in the stock market (in millions):

	Valuation of Securities Given X% Decrease in Each Stock’s Price			Fair Value as of October 25, 2003	Valuation of Securities Given X% Increase in Each Stock’s Price
	(75%)	(50%)	(25%)		25%	50%	75%
Corporate equities	$198	$395	$593	$790	$988	$1,185	$1,383

Our equity portfolio consists of securities with characteristics that most closely match the S&P Index or companies traded on the Nasdaq National Market. These equity securities are held for purposes other than trading. The modeling technique used measures the change in fair values arising from selected hypothetical changes in each stock’s price. Stock price fluctuations of plus or minus 25%, 50%, and 75% were selected based on the probability of their occurrence. During the first quarter of fiscal 2003, we recognized a charge of $412 million attributable to the impairment of certain publicly traded equity securities. The impairment charge was related to the decline in the fair value of certain publicly traded equity investments below their cost basis that was judged to be other-than-temporary.

Investments in Privately Held Companies

We have invested in privately held companies, many of which can still be considered in the startup or development stages. These investments are inherently risky as the markets for the technologies or products they have under development are typically in the early stages and may never materialize. We could lose our entire initial investment in these companies. As of October 25, 2003, these investments were $492 million, compared with $516 million at July 26, 2003.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Our evaluation of equity investments in private and public companies is based on the fundamentals of the business, including among other factors, the nature of their technologies and potential for financial return to us.

Derivative Instruments

We enter into foreign exchange forward contracts to minimize the short-term impact of foreign currency fluctuations on foreign currency receivables, investments, and payables, primarily denominated in Australian, Canadian, Japanese, and several European currencies, including the euro and British pound. We also periodically hedge foreign currency forecasted transactions related to certain operating expenses with currency options. The impact of foreign currency fluctuations on foreign currency sales has not been material because our sales are primarily denominated in U.S. dollars.

Foreign exchange forward and option contracts as of October 25, 2003 are summarized as follows (in millions):

	Notional Amount	Fair Value
Forward contracts:
Purchased	$771	$(1)
Sold	$478	$(14)
Option contracts:
Purchased	$700	$31
Sold	$278	$(3)

Our foreign exchange forward contracts related to current assets and liabilities generally range from one to three months in original maturity. Additionally, we have entered into foreign exchange forward contracts related to long-term financings with maturities of up to two years. The foreign exchange forward contracts related to investments generally have maturities of less than one year. Currency option contracts generally have maturities of less than one year. We do not enter into foreign exchange forward and option contracts for trading purposes. We do not expect gains or losses on these derivative instruments to have a material impact on our financial results. (See Note 6 to the Consolidated Financial Statements.)

Item 4.	Controls and Procedures

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

Changes in internal control over financial reporting. There was no change in our internal control over financial reporting during our first quarter of fiscal 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

In addition, beginning on April 23, 2001, a number of purported shareholder derivative lawsuits were filed in the Superior Court of California, County of Santa Clara and in the Superior Court of California, County of San Mateo. There is a procedure in place for the coordination of such actions (one of which has been dismissed). Two purported derivative suits were filed in the United States District Court for the Northern District of California, and those federal court actions have been consolidated. The consolidated federal court derivative action was dismissed by the court, and plaintiffs have appealed from that decision. The complaints in the various derivative actions include claims for breach of fiduciary duty, waste of corporate assets, mismanagement, unjust enrichment, and violations of the California Corporations Code; seek compensatory and other damages, disgorgement, and other relief; and are based on essentially the same allegations as the class actions.

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

None

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Submission of Matters to a Vote of Security Holders

None

Item 5.	Other Information

On November 11, 2003, we appointed M. Michele Burns to our board of directors. Ms. Burns will also serve on our audit committee.

On November 12, 2003, we announced that we had entered into a definitive agreement to acquire publicly-held Latitude Communications, Inc. of Santa Clara, California.

Item 6.	Exhibits and Reports on Form 8-K

(a)	Exhibits

The following documents are filed as Exhibits to this report:

3.2	Amended and Restated Bylaws of Cisco Systems, Inc.
10.4	Cisco Systems, Inc. Employee Stock Purchase Plan
31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer
32.1	Section 1350 Certification of Principal Executive Officer
32.2	Section 1350 Certification of Principal Financial Officer

(b)	Reports on Form 8-K

We filed or furnished two reports on Form 8-K during the quarter ended October 25, 2003. Information regarding each item reported on is as follows:

Date Filed or Furnished	Item No.	Description
August 5, 2003	Items 7 and 12	On August 5, 2003, we announced our results of operations for our fourth fiscal quarter and fiscal year ended July 26, 2003.*

September 2, 2003	Item 9	On September 2, 2003, we announced that the Compensation and Management Development Committee of the Board of Directors approved the granting of merit-based stock options to eligible employees to purchase an aggregate of approximately 141 million shares of our common stock at an exercise price of $19.59 per share.*

*	These furnished Form 8-Ks are not to be deemed filed or incorporated by reference into any filing.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Cisco Systems, Inc.

Date: November 14, 2003	By	/s/ Dennis D. Powell

Dennis D. Powell, Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

EXHIBIT NO.
3.2	Amended and Restated Bylaws of Cisco Systems, Inc.

10.4	Cisco Systems, Inc. Employee Stock Purchase Plan

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32.1	Section 1350 Certification of Principal Executive Officer

32.2	Section 1350 Certification of Principal Financial Officer