Form 10-Q
period 2004-01-24
CISCO SYSTEMS INC
filed 2004-02-17
CIK 858877

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 24, 2004

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

As of February 10, 2004, 6,872,760,497 shares of the registrant’s common stock were outstanding.

Cisco Systems, Inc.

FORM 10-Q for the Quarter ended January 24, 2004

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

Cisco Systems, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions, except per-share amounts)

(Unaudited)

	Three Months Ended		Six Months Ended
	January 24, 2004	January 25, 2003	January 24, 2004	January 25, 2003
NET SALES:
Product	$4,550	$3,891	$8,813	$7,904
Service	848	822	1,686	1,654

Total net sales	5,398	4,713	10,499	9,558

COST OF SALES:
Product	1,425	1,144	2,741	2,381
Service	275	252	554	502

Total cost of sales	1,700	1,396	3,295	2,883

GROSS MARGIN	3,698	3,317	7,204	6,675

OPERATING EXPENSES:
Research and development	770	826	1,525	1,650
Sales and marketing	1,110	975	2,197	2,073
General and administrative	210	174	422	328
Amortization of purchased intangible assets	60	78	122	192
In-process research and development	1	—	1	—

Total operating expenses	2,151	2,053	4,267	4,243

OPERATING INCOME	1,547	1,264	2,937	2,432

Interest income	124	174	261	353
Other income (loss), net	136	(51)	137	(526)

Interest and other income (loss), net	260	123	398	(173)

INCOME BEFORE PROVISION FOR INCOME TAXES AND CUMULATIVE EFFECT OF ACCOUNTING CHANGE	1,807	1,387	3,335	2,259
Provision for income taxes	516	396	958	650

INCOME BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGE	1,291	991	2,377	1,609
Cumulative effect of accounting change, net of tax	(567)	—	(567)	—

NET INCOME	$724	$991	$1,810	$1,609

Income per share before cumulative effect of accounting change:
Basic	$0.19	$0.14	$0.34	$0.22

Diluted	$0.18	$0.14	$0.33	$0.22

Net income per share:
Basic	$0.11	$0.14	$0.26	$0.22

Diluted	$0.10	$0.14	$0.25	$0.22

Shares used in per-share calculation:
Basic	6,874	7,187	6,904	7,217

Diluted	7,110	7,286	7,110	7,307

See Notes to Consolidated Financial Statements.

Cisco Systems, Inc.

CONSOLIDATED BALANCE SHEETS

(In millions, except par value)

(Unaudited)

	January 24, 2004	July 26, 2003
ASSETS
Current assets:
Cash and cash equivalents	$4,225	$3,925
Short-term investments	5,155	4,560
Accounts receivable, net of allowance for doubtful accounts of $189 at January 24, 2004 and $183 at July 26, 2003	2,040	1,351
Inventories	933	873
Deferred tax assets	1,947	1,975
Lease receivables, net	57	49
Prepaid expenses and other current assets	604	624

Total current assets	14,961	13,357
Investments	10,454	12,167
Property and equipment, net	3,441	3,643
Goodwill	4,103	4,043
Purchased intangible assets, net	441	556
Lease receivables, net	275	238
Other assets	2,915	3,103

TOTAL ASSETS	$36,590	$37,107

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$645	$594
Income taxes payable	715	739
Accrued compensation	1,400	1,470
Deferred revenue	3,202	3,034
Other accrued liabilities	2,040	2,162
Restructuring liabilities	78	295

Total current liabilities	8,080	8,294
Deferred revenue	863	774

Total liabilities	8,943	9,068

Commitments and contingencies (Note 6)

Minority interest	11	10

Shareholders’ equity:
Preferred stock, no par value: 5 shares authorized; none issued and outstanding	—	—
Common stock and additional paid-in capital, $0.001 par value: 20,000 shares authorized; 6,882 and 6,998 shares issued and outstanding at January 24, 2004 and July 26, 2003, respectively	22,302	21,116
Retained earnings	4,902	6,559
Accumulated other comprehensive income	432	354

Total shareholders’ equity	27,636	28,029

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$36,590	$37,107

See Notes to Consolidated Financial Statements.

Cisco Systems, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

(Unaudited)

	Six Months Ended
	January 24, 2004	January 25, 2003
Cash flows from operating activities:
Net income	$1,810	$1,609
Adjustments to reconcile net income to net cash provided by operating activities:
Cumulative effect of accounting change, net of tax	567	—
Depreciation and amortization	786	783
Provision for doubtful accounts	19	18
Provision for inventory	72	7
Deferred income taxes	120	(103)
Tax benefits from employee stock option plans	328	11
In-process research and development	1	—
Net (gains) losses and impairment charges on investments	(121)	509
Change in operating assets and liabilities:
Accounts receivable	(704)	(20)
Inventories	(131)	98
Prepaid expenses and other current assets	(2)	(55)
Accounts payable	42	48
Income taxes payable	12	(79)
Accrued compensation	(70)	(114)
Deferred revenue	253	(155)
Other accrued liabilities	(131)	(131)
Restructuring liabilities	(217)	—

Net cash provided by operating activities	2,634	2,426

Cash flows from investing activities:
Purchases of short-term investments	(6,433)	(4,312)
Proceeds from sales and maturities of short-term investments	6,564	3,877
Purchases of investments	(10,501)	(8,356)
Proceeds from sales and maturities of investments	11,636	4,519
Acquisition of property and equipment	(393)	(341)
Acquisition of businesses, net of cash and cash equivalents	(67)	2
Change in lease receivables, net	(45)	61
Change in investments in privately held companies	40	(88)
Purchase of minority interest of Cisco Systems, K.K. (Japan)	—	(59)
Other	83	108

Net cash provided by (used in) investing activities	884	(4,589)

Cash flows from financing activities:
Issuance of common stock	758	231
Repurchase of common stock	(4,034)	(2,552)
Other	58	13

Net cash used in financing activities	(3,218)	(2,308)

Net increase (decrease) in cash and cash equivalents	300	(4,471)
Cash and cash equivalents, beginning of period	3,925	9,484

Cash and cash equivalents, end of period	$4,225	$5,013

See Notes to Consolidated Financial Statements.

Cisco Systems, Inc.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In millions)

(Unaudited)

Six months Ended January 25, 2003	Shares of Common Stock	Common Stock and Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
BALANCE AT JULY 27, 2002	7,303	$20,950	$7,733	$(27)	$28,656
Net income	—	—	1,609	—	1,609
Change in unrealized gains and losses on investments, net of tax	—	—	—	300	300
Other	—	—	—	22	22

Comprehensive income					1,931

Issuance of common stock	28	231	—	—	231
Repurchase of common stock	(193)	(556)	(1,996)	—	(2,552)
Tax benefits from employee stock option plans	—	11	—	—	11
Purchase acquisitions	12	100	—	—	100
Amortization of deferred stock-based compensation	—	78	—	—	78

BALANCE AT JANUARY 25, 2003	7,150	$20,814	$7,346	$295	$28,455

Six months Ended January 24, 2004	Shares of Common Stock	Common Stock and Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
BALANCE AT JULY 26, 2003	6,998	$21,116	$6,559	$354	$28,029
Net income	—	—	1,810	—	1,810
Change in unrealized gains and losses on investments, net of tax	—	—	—	(10)	(10)
Other	—	—	—	88	88

Comprehensive income					1,888

Issuance of common stock	71	758	—	—	758
Repurchase of common stock	(187)	(567)	(3,467)	—	(4,034)
Tax benefits from employee stock option plans	—	328	—	—	328
Purchase acquisitions	—	6	—	—	6
Amortization of deferred stock-based compensation	—	87	—	—	87
Cumulative effect of accounting change, net of tax	—	567	—	—	567
Other	—	7	—	—	7

BALANCE AT JANUARY 24, 2004	6,882	$22,302	$4,902	$432	$27,636

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

Fiscal Year

The Company’s fiscal year is the 52 or 53 weeks ending on the last Saturday in July. Fiscal 2004 is a 53-week fiscal year and fiscal 2003 was a 52-week fiscal year. The third quarter of fiscal 2004 will consist of 14 weeks, one week more than a typical quarter.

Basis of Presentation

The accompanying financial data as of January 24, 2004 and for the three and six months ended January 24, 2004 and January 25, 2003 has been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The July 26, 2003 Consolidated Balance Sheet was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and the notes thereto, included in the Company’s Annual Report on Form 10-K for the fiscal year ended July 26, 2003.

In the opinion of management, all adjustments (which include normal recurring adjustments, except as disclosed herein) necessary to present a fair statement of financial position as of January 24, 2004, results of operations for the three and six months ended January 24, 2004 and January 25, 2003, cash flows and shareholders’ equity for the six months ended January 24, 2004 and January 25, 2003, as applicable, have been made. The results of operations for the three and six months ended January 24, 2004 are not necessarily indicative of the operating results for the full fiscal year or any future periods.

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

Cisco Systems, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Pro forma information regarding option grants made to the Company’s employees based on specified valuation techniques that produce estimated compensation charges is as follows (in millions, except per-share amounts):

	Three Months Ended		Six Months Ended
	January 24, 2004	January 25, 2003	January 24, 2004	January 25, 2003
Net income — as reported	$724	$991	$1,810	$1,609
Compensation expense, net of tax	(312)	(313)	(639)	(681)

Net income — pro forma	$412	$678	$1,171	$928

Basic net income per share — as reported	$0.11	$0.14	$0.26	$0.22

Diluted net income per share — as reported	$0.10	$0.14	$0.25	$0.22

Basic net income per share — pro forma	$0.06	$0.09	$0.17	$0.13

Diluted net income per share — pro forma	$0.06	$0.09	$0.16	$0.13

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

Consolidation of Variable Interest Entities

Financial Accounting Standards Board (“FASB”) Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”), was issued in January 2003. FIN 46 requires that if an entity is the primary beneficiary of a variable interest entity, the assets, liabilities, and results of operations of the variable interest entity should be included in the Consolidated Financial Statements of the entity. FIN 46(R) was issued in December 2003. The Company adopted FIN 46(R) effective January 24, 2004 and recorded a non-cash cumulative stock compensation charge of $567 million, net of tax, relating to the consolidation of Andiamo Systems, Inc. (“Andiamo”). For additional information regarding variable interest entities and the impact of the adoption of FIN 46(R), see Note 6 to the Consolidated Financial Statements.

Reclassifications

Certain reclassifications have been made to prior period balances in order to conform to the current period’s presentation.

Cisco Systems, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3.	BUSINESS COMBINATIONS

In January 2004, the Company completed the acquisition of Latitude Communications, Inc. (“Latitude”), a provider of enterprise conference products. The acquisition of Latitude enhances the Company’s IP communications by adding rich-media conferencing which combines voice, video and web conferencing. A summary of the acquisition is as follows (in millions):

Acquisition	Shares Issued	Purchase Consideration	Assumed Liabilities	In-Process R&D Expense	Goodwill	Purchased Intangible Assets
Latitude Communications, Inc.	—	$86	$29	$1	$60	$16

The purchase consideration for the Company’s acquisitions are also allocated to tangible assets and deferred stock-based compensation. Deferred stock-based compensation represents the intrinsic value of the unvested portion of any restricted shares exchanged, options assumed or options cancelled and replaced with the Company’s options, and is amortized as compensation cost over the remaining future vesting period of any restricted shares exchanged, stock options assumed or stock options cancelled and replaced with the Company’s options in connection with an acquisition. The balance for deferred stock-based compensation is reflected as a debit to additional paid-in capital in the Consolidated Statements of Shareholders’ Equity. The following table represents the activity of deferred stock-based compensation for the three and six months ended January 24, 2004 and January 25, 2003 (in millions):

	Three Months Ended		Six Months Ended
	January 24, 2004	January 25, 2003	January 24, 2004	January 25, 2003
Balance at beginning of period	$211	$162	$262	$182
Purchase acquisitions	1	1	1	41
Amortization	(36)	(34)	(87)	(78)
Canceled unvested options	(14)	—	(14)	(16)

Balance at end of period	$162	$129	$162	$129

The Company acquired AuroraNetics, Inc. in the first quarter of fiscal 2002. During fiscal 2003, the Company issued approximately 2.7 million shares of common stock with a value of $39 million to the former stockholders of AuroraNetics, Inc., as a result of the achievement of certain agreed-upon milestones. Such amounts were allocated to goodwill and deferred stock-based compensation totaling $31 million and $8 million, respectively. The Company is in the process of finalizing the remaining commitment with such former stockholders in connection with certain other agreed upon milestones. The Company believes final resolution of these milestones will not have a material impact on its Consolidated Financial Statements.

The following table presents details of the purchased intangible assets acquired during the six months ended January 24, 2004 (in millions, except number of years):

	TECHNOLOGY		TRADE NAMES		CUSTOMER RELATIONSHIPS
Acquisition	Estimated Useful Life (in years)	Amount	Estimated Useful Life (in years)	Amount	Estimated Useful Life (in years)	Amount	Total
Latitude Communications, Inc.	4.5	$4	7.0	$1	4.0	$11	$16

The Consolidated Financial Statements include the operating results of each business from the date of acquisition. Pro forma results of operations have not been presented since the effects of these acquisitions were not material to the Company’s results.

Cisco Systems, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following tables present details of the Company’s total purchased intangible assets (in millions):

January 24, 2004	Gross	Accumulated Amortization	Net
Technology	$621	$(394)	$227
Technology licenses	348	(306)	42
Customer relationships	86	(10)	76
Trade names	90	(34)	56
Other	131	(91)	40

Total	$1,276	$(835)	$441

July 26, 2003	Gross	Accumulated Amortization	Net
Technology	$639	$(349)	$290
Technology licenses	523	(447)	76
Customer relationships	75	(1)	74
Trade names	89	(24)	65
Other	160	(109)	51

Total	$1,486	$(930)	$556

The estimated future amortization expense of purchased intangible assets as of January 24, 2004 is as follows (in millions):

Fiscal Year	Amount
2004 (remaining six months)	$119
2005	184
2006	81
2007	39
2008	18

Total	$441

The following table presents the changes in goodwill allocated to the Company’s reportable segments during the six months ended January 24, 2004 (in millions):

	Balance at July 26, 2003	Acquired	Balance at January 24, 2004
Americas	$2,642	$56	$2,698
EMEA	668	3	671
Asia Pacific	167	1	168
Japan	566	—	566

Total	$4,043	$60	$4,103

Cisco Systems, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

4.	RESTRUCTURING COSTS AND OTHER SPECIAL CHARGES

On April 16, 2001, the Company announced a restructuring program, which included a worldwide workforce reduction, consolidation of excess facilities, and restructuring of certain business functions. The following table summarizes the activity related to the liability for restructuring costs and other special charges as of January 24, 2004 (in millions):

	Workforce Reduction	Consolidation of Excess Facilities and Other Charges	Impairment of Goodwill and Purchased Intangible Assets	Total
Initial charge in the third quarter of fiscal 2001	$397	$484	$289	$1,170
Non-cash charges	(71)	(141)	(289)	(501)
Cash payments	(265)	(18)	—	(283)

Balance at July 28, 2001	61	325	—	386
Adjustments (1)	(35)	128	—	93
Cash payments	(26)	(131)	—	(157)

Balance at July 27, 2002	—	322	—	322
Adjustments (2)	—	45	—	45
Cash payments	—	(72)	—	(72)

Balance at July 26, 2003	—	295	—	295
Cash payments (3)	—	(217)	—	(217)

Balance at January 24, 2004	$—	$78	$—	$78

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

Note 3: Includes payments of approximately $204 million on lease obligations that have been terminated.

Cisco Systems, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

5.	BALANCE SHEET DETAILS

The following tables provide details of selected balance sheet items (in millions):

	January 24, 2004	July 26, 2003
Inventories:
Raw materials	$50	$38
Work in process	302	291
Finished goods	543	515
Demonstration systems	38	29

Total	$933	$873

Property and equipment, net:
Land, buildings, and leasehold improvements	$3,455	$3,411
Computer equipment and related software	1,213	1,147
Production, engineering, and other equipment	2,595	2,410
Operating lease assets	119	356
Furniture and fixtures	358	350

	7,740	7,674
Less, accumulated depreciation and amortization	(4,299)	(4,031)

Total	$3,441	$3,643

Other assets:
Deferred tax assets	$1,400	$1,476
Investments in privately held companies	368	516
Income tax receivable	690	727
Structured loans, net	24	42
Other	433	342

Total	$2,915	$3,103

Deferred revenue:
Service	$2,710	$2,451
Product	1,355	1,357

Total	4,065	3,808
Less, current portion	(3,202)	(3,034)

Non-current deferred revenue	$863	$774

Cisco Systems, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

6.	COMMITMENTS AND CONTINGENCIES

Leases

The Company leases office space in several U.S. locations, as well as locations elsewhere in the Americas International; Europe, the Middle East, and Africa (“EMEA”); Asia Pacific; and Japan. Future annual minimum lease payments under all non-cancelable operating leases with an initial term in excess of one year as of January 24, 2004 were as follows (in millions):

Fiscal Year	Amount
2004 (remaining six months)	$129
2005	229
2006	169
2007	123
2008	108
Thereafter	680

Total	$1,438

Purchase Commitments with Contract Manufacturers and Suppliers

The Company purchases components from a variety of suppliers and uses several contract manufacturers to provide manufacturing services for its products. During the normal course of business, in order to reduce manufacturing lead times and to help assure adequate component supply, the Company enters into agreements with contract manufacturers and suppliers that either allow them to procure inventory based upon criteria as defined by the Company or that establish the parameters defining the Company’s requirements. In certain instances, these agreements allow the Company the option to cancel, reschedule and adjust the Company’s requirements based on its business needs prior to firm orders being placed. Consequently, only a portion of the Company’s reported purchase commitments arising from these agreements are firm, non-cancelable and unconditional commitments. As of January 24, 2004, the Company had total purchase commitments for inventory of approximately $962 million, compared with $718 million as of July 26, 2003. These purchase commitments are expected to be fulfilled within one year.

The Company records a liability for firm, non-cancelable and unconditional purchase commitments for quantities in excess of its future demand forecasts consistent with the Company’s allowance for inventory. As of January 24, 2004, the liability for these firm, non-cancelable and unconditional purchase commitments was $112 million, compared with $99 million as of July 26, 2003, and was included in other accrued liabilities.

Other Commitments

The Company has agreed to invest approximately $800 million in venture funds managed by SOFTBANK Corp. and its affiliates (“SOFTBANK”), which are required to be funded on demand. Up to $550 million is to be invested in venture funds on terms specified in the agreement and $250 million invested as senior debt with entities as directed by SOFTBANK. The Company’s commitment to fund the senior debt is contingent upon the achievement of certain agreed-upon milestones. As of January 24, 2004, the Company had invested $290 million in the venture funds, compared with $247 million as of July 26, 2003. As of January 24, 2004 and July 26, 2003, the Company has invested $49 million in the senior debt. Both the venture funds and the senior debt were recorded as investments in privately held companies on the Company’s Consolidated Balance Sheets.

Cisco Systems, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The Company provides structured financing to certain qualified customers to be used for the purchase of equipment and other needs through its wholly owned subsidiary, Cisco Systems Capital Corporation. These loan commitments may be funded over a two- to three-year period, provided that these customers achieve specific business milestones and satisfy certain financial covenants. As of January 24, 2004, the outstanding loan commitments were approximately $90 million, of which approximately $60 million was eligible for draw-down. As of July 26, 2003, the outstanding loan commitments were approximately $97 million, of which approximately $38 million was eligible for draw-down.

As of January 24, 2004 and July 26, 2003, the Company had a commitment of approximately $130 million to purchase the remaining portion of the minority interest of Cisco Systems, K.K. (Japan).

The Company also has certain other funding commitments related to its privately held investments that are based on the achievement of certain agreed-upon milestones. The funding commitments were approximately $84 million as of January 24, 2004, compared with approximately $95 million as of July 26, 2003.

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

On August 19, 2002, the Company entered into a definitive agreement to acquire Andiamo, which represents the exercise of its rights under the call option. The acquisition of Andiamo is expected to close in the third quarter of fiscal 2004, but no later than July 31, 2004. Under the terms of the agreement, common stock and options of the Company will be exchanged for all outstanding shares and options of Andiamo not owned by the Company at the closing of the acquisition. The amount of the purchase price for the remaining equity interests in Andiamo not then held by the Company is not determinable at this time, but will be based primarily upon a formula-based valuation of Andiamo to be determined by applying a multiple to the actual, annualized revenue generated from sales by the Company of products attributable to Andiamo during a three-month period shortly preceding the closing. Under its agreements with Andiamo, the Company is the exclusive manufacturer and distributor of all Andiamo products. The multiple will be equal to the Company’s average market capitalization during a specified period divided by the Company’s annualized revenue for a three-month period prior to closing, subject to adjustment as follows: (i) if the multiple so calculated is less than 10, then the multiple to be used for purposes of determining the transaction price shall be the midpoint between 10 and the multiple so calculated; (ii) if the multiple so calculated is greater than 15, then the multiple to be used for purposes of determining the transaction price shall be the midpoint between 15 and the multiple so calculated. There is no minimum purchase price, and the maximum purchase price is limited to approximately $2.5 billion in shares of the Company’s common stock valued at the time of closing. The acquisition has received the required approvals of the Board of Directors from both companies and is subject to various closing conditions and approvals, including stockholder approval by Andiamo. As of January 24, 2004, the Company has invested $84 million in the convertible debt and approximately $100 million in the non-convertible debt. Substantially all of the funding in Andiamo has been expensed as research and development costs.

Cisco Systems, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The Company has evaluated its debt investment in Andiamo and has determined that Andiamo is a variable interest entity under FIN 46(R). The Company has concluded that it is the primary beneficiary as defined by FIN 46(R) and, therefore, has accounted for Andiamo as if the Company had consolidated Andiamo since the Company’s initial investment in April 2001. The consolidation of Andiamo from the date of the Company’s initial investment required accounting for the call option as a repurchase right. Under FASB Interpretation No. 44, “Accounting for Certain Transactions Involving Stock Compensation,” and related interpretations, variable accounting is required for substantially all Andiamo employee stock and options because the ending purchase price is primarily derived from a revenue-based formula. The Company will revalue the stock and options of Andiamo each quarter based on a formula-based valuation until the completion of the acquisition. The acquisition is expected to close in the third quarter of fiscal 2004, but no later than July 31, 2004.

Effective January 24, 2004, the last day of the second quarter of fiscal 2004, the Company recorded a non-cash cumulative stock compensation charge of $567 million (representing the amount of variable compensation from April 2001 through January 2004). This is reported as a separate line item in the Consolidated Statements of Operations as a cumulative effect of accounting change, net of tax. The charge is based on the value of the Andiamo employee stock and options and their vesting from adoption of FIN 46(R) pursuant to the formula-based valuation, and does not necessarily reflect the value of Andiamo as a whole nor indicate the expected valuation of Andiamo upon acquisition.

Subsequent to the adoption of FIN 46(R), changes to the value of Andiamo and the continued vesting of the employee stock and options will result in adjustments to the non-cash stock compensation charge. The Company anticipates that it will record a non-cash variable stock compensation adjustment in the third quarter of fiscal 2004 to the cumulative stock compensation charge recorded in the second quarter of fiscal 2004 to account for additional vesting of the Andiamo employee stock and options and potential changes in the formula-based valuation from January 24, 2004 until the date of acquisition. This non-cash adjustment will be reported as operating expense. Upon acquisition, deferred stock-based compensation will be recorded on the Company’s balance sheet to reflect the unvested portion of the formula-based valuation of the Andiamo employee stock and options. The amount of deferred stock-based compensation at the date of acquisition will be fixed and subsequently amortized over the remaining vesting period of Andiamo employee stock and options.

In the ordinary course of business, the Company has investments in other privately held companies and provides structured financing to certain customers through its wholly owned subsidiary, Cisco Systems Capital Corporation, which may be considered variable interest entities. The Company has evaluated its investments in privately held companies and structured financings and has determined that upon the adoption of FIN 46(R), there was no material impact on its operating results or financial condition.

Guarantees and Product Warranties

FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”), requires that upon issuance of a guarantee, the guarantor must disclose and recognize a liability for the fair value of the obligation it assumes under that guarantee.

Cisco Systems, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The requirements of FIN 45 are applicable to the Company’s product warranty liability and certain guarantees. The Company’s guarantees subject to the recognition and disclosure requirements of FIN 45 as of January 24, 2004 and July 26, 2003 were not material. As of January 24, 2004 and July 26, 2003, the Company’s product warranty liability recorded in other accrued liabilities was $242 million and $246 million, respectively. The following table summarizes the activity related to the product warranty liability for the six months ended January 24, 2004 (in millions):

.	Six Months Ended
	January 24, 2004	January 25, 2003
Balance at beginning of period	$246	$242
Provision for warranties issued	158	184
Payments	(162)	(186)

Balance at end of period	$242	$240

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

Cisco Systems, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The Company periodically hedges foreign currency forecasted transactions related to certain operating expenses with currency options. These transactions are designated as cash flow hedges. The effective portion of the derivative’s gain or loss is initially reported as a component of accumulated other comprehensive income (loss) and subsequently reclassified into earnings when the hedged exposure affects earnings. The ineffective portion of the gain or loss is reported in earnings immediately. These currency option contracts generally have maturities of less than 18 months. The Company does not purchase currency options for trading purposes. Foreign exchange forward and option contracts as of January 24, 2004 are summarized as follows (in millions):

	Notional Amount	Fair Value
Forward contracts:
Purchased	$991	$(1)
Sold	$615	$(15)
Option contracts:
Purchased	$807	$58
Sold	$577	$(10)

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

In addition, beginning on April 23, 2001, a number of purported shareholder derivative lawsuits were filed in the Superior Court of California, County of Santa Clara, and in the Superior Court of California, County of San Mateo. There is a procedure in place for the coordination of such actions (one of which has been dismissed and is currently on appeal). Two purported derivative suits were filed in the United States District Court for the Northern District of California, and those federal court actions have been consolidated. The consolidated federal court derivative action was dismissed by the court, and plaintiffs have appealed from that decision. The complaints in the various derivative actions include claims for breach of fiduciary duty, waste of corporate assets, mismanagement, unjust enrichment, and violations of the California Corporations Code; seek compensatory and other damages, disgorgement, and other relief; and are based on essentially the same allegations as the class actions.

With respect to the above-described shareholder litigation, Cisco believes there is no legal basis for liability. However, due to the uncertainty surrounding the litigation process, Cisco is unable to reasonably estimate a range of loss, if any, at this time. In addition, the Company is subject to legal proceedings, claims, and litigation arising in the ordinary course of business. While the outcome of these matters is currently not determinable, the Company does not expect that the ultimate costs to resolve these matters will have a material adverse effect on the Company’s consolidated financial position, results of operations, or cash flows.

Cisco Systems, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

7.	SHAREHOLDERS’ EQUITY

Stock Repurchase Program

Between September 2001 and September 2003, the Board of Directors authorized the repurchase of up to $20 billion of Cisco’s outstanding common stock. During the first six months of fiscal 2004, the Company repurchased and retired 187 million shares of Cisco common stock for an aggregate purchase price of $4.0 billion. As of January 24, 2004, the Company had repurchased and retired 735 million shares of Cisco common stock for an aggregate purchase price of $11.9 billion since inception of the stock repurchase program, and the remaining authorized amount for stock repurchases under this program was $8.1 billion with no termination date.

Comprehensive Income

The components of comprehensive income are as follows (in millions):

	Three Months Ended		Six Months Ended
	January 24, 2004	January 25, 2003	January 24, 2004	January 25, 2003
Net income	$724	$991	$1,810	$1,609
Other comprehensive income:
Change in unrealized gains and losses on investments, net of tax	18	106	(10)	300
Other	44	45	88	22

Total	$786	$1,142	$1,888	$1,931

The change in unrealized gains and losses on investments, net of tax, for the six months ended January 25, 2003 included the effect of the recognition of a charge in the Consolidated Statements of Operations of $412 million, pre-tax, attributable to the impairment of certain publicly traded equity securities during the first quarter of fiscal 2003. The impairment charge was related to the decline in the fair value of certain publicly traded equity investments below their cost basis that were judged to be other-than-temporary.

8.	EMPLOYEE STOCK OPTION PLANS

Stock Option Program Description

The Company has two plans under which it grants stock options: the 1996 Stock Incentive Plan (the “1996 Plan”) and the 1997 Supplemental Stock Incentive Plan (the “Supplemental Plan”).

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

Cisco Systems, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Distribution and Dilutive Effect of Options

The following table illustrates the grant dilution and exercise dilution (in millions, except percentages):

	Six Months Ended
	January 24, 2004	January 25, 2003
Shares of common stock outstanding	6,882	7,150

Granted and assumed	161	99
Canceled	(26)	(29)

Net options granted	135	70

Grant dilution (1)	2.0%	1.0%

Options exercised	59	18
Exercise dilution (2)	0.9%	0.3%

Note 1: The percentage for grant dilution is computed based on net options granted as a percentage of shares of common stock outstanding.

Note 2: The percentage for exercise dilution is computed based on options exercised as a percentage of shares of common stock outstanding.

Basic and diluted shares outstanding for the six months ended January 24, 2004 were 6.9 billion shares and 7.1 billion shares, respectively. Diluted shares outstanding include the dilutive impact of in-the-money options, which is calculated based on the average share price for each fiscal period using the treasury stock method. Under the treasury stock method, the tax-effected proceeds that would be hypothetically received from the exercise of all in-the-money options are assumed to be used to repurchase shares. During the six months ended January 24, 2004, the dilutive impact of in-the-money employee stock options was approximately 199 million shares or 2.9% of the basic shares outstanding based on Cisco’s average share price of $21.66 during that period.

The following table summarizes the options granted to the Named Executive Officers during the periods indicated. The Named Executive Officers represent the Company’s Chief Executive Officer and the four other most highly paid executive officers whose salary and bonus for the fiscal years ended July 26, 2003 or July 27, 2002, respectively, were in excess of $100,000.

	Six Months Ended
	January 24, 2004	January 25, 2003
Options granted to the Named Executive Officers	2 million	1 million

Options granted to the Named Executive Officers as a % of net options granted	1.5%	1.4%

Options granted to the Named Executive Officers as a % of outstanding shares	0.03%	0.01%

Cumulative options held by Named Executive Officers as a % of total options outstanding	4.3%	4.5%

Cisco Systems, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

General Option Information

A summary of option activity follows (in millions, except per-share amounts). The Company has, in connection with the acquisitions of various companies, assumed the stock option plans of each acquired company or issued replacement options.

		Options Outstanding
	Options Available for Grant	Number Outstanding	Weighted- Average Exercise Price per Share
BALANCE AT JULY 27, 2002	664	1,206	$27.17
Granted and assumed	(199)	199	12.01
Exercised	—	(45)	7.14
Canceled	57	(57)	33.03
Additional shares reserved	4	—	—

BALANCE AT JULY 26, 2003	526	1,303	25.29
Granted and assumed	(161)	161	19.90
Exercised	—	(59)	10.35
Canceled	26	(26)	31.65
Additional shares reserved	—	—	—

BALANCE AT JANUARY 24, 2004	391	1,379	$25.18

The following table summarizes significant ranges of outstanding and exercisable options as of January 24, 2004 (shares and aggregate intrinsic value in millions, except number of years and per-share amounts):

	Options Outstanding				Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted- Average Remaining Contractual Life (in Years)	Weighted- Average Exercise Price per Share	Aggregate Intrinsic Value	Number Exercisable	Weighted- Average Exercise Price per Share	Aggregate Intrinsic Value
$ 0.01–9.75	227	3.82	$6.80	$4,660	170	$5.97	$3,631
9.76–13.04	163	5.67	12.52	2,415	84	12.13	1,277
13.05–16.15	188	6.76	15.56	2,213	76	15.49	900
16.16–18.57	100	6.63	18.19	914	44	18.20	402
18.58–19.59	147	8.42	19.56	1,142	5	19.22	41
19.60–26.42	164	5.83	23.28	664	104	24.63	281
26.43–50.38	190	5.43	43.23	5	137	41.90	3
50.39–56.75	155	5.07	54.62	—	120	54.60	—
56.76–72.56	45	5.36	67.26	—	34	67.32	—

Total	1,379	5.79	$25.18	$12,013	774	$27.46	$6,535

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value based on Cisco’s closing stock price of $27.33 as of January 23, 2004, that would have been received by the option holders had all option holders exercised their options as of that date. The total number of in-the-money options exercisable as of January 24, 2004 was 491 million options. As of July 26, 2003, 748 million outstanding options were exercisable and the weighted average exercise price was $26.12.

Cisco Systems, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table presents the option exercises for the six months ended January 24, 2004 and option values as of that date for the Named Executive Officers (in millions):

	Number of Shares Acquired On Exercise	Value Realized	Number of Securities Underlying Unexercised Options at January 24, 2004		Intrinsic Value of Unexercised In-the-Money Options at January 24, 2004
			Exercisable	Unexercisable	Exercisable	Unexercisable
Named Executive Officers	2.9	$50	42	17	$459	$141

Pro forma Information

Pro forma information regarding option grants made to the Company’s employees based on specified valuation techniques that produce estimated compensation charges is as follows (in millions, except per-share amounts):

	Three Months Ended		Six Months Ended
	January 24, 2004	January 25, 2003	January 24, 2004	January 25, 2003
Net income — as reported	$724	$991	$1,810	$1,609
Compensation expense, net of tax	(312)	(313)	(639)	(681)

Net income — pro forma	$412	$678	$1,171	$928

Basic net income per share — as reported	$0.11	$0.14	$0.26	$0.22

Diluted net income per share — as reported	$0.10	$0.14	$0.25	$0.22

Basic net income per share — pro forma	$0.06	$0.09	$0.17	$0.13

Diluted net income per share — pro forma	$0.06	$0.09	$0.16	$0.13

The value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Three Months Ended		Six Months Ended
	January 24, 2004	January 25, 2003	January 24, 2004	January 25, 2003
Expected dividend	0.0%	0.0%	0.0%	0.0%
Risk-free interest rate	3.6%	3.3%	3.9%	3.2%
Expected volatility	40.1%	47.4%	40.1%	46.2%
Expected life (in years)	5.4	5.6	5.6	6.0

The Black-Scholes option pricing model was developed for use in estimating the value of traded options that have no vesting restrictions and are fully transferable. In addition, option pricing models require the input of highly subjective assumptions, including the expected stock price volatility and expected life. The Company uses projected data for expected volatility and expected life of its stock options based upon historical and other economic data trended into future years. Because the Company’s employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the estimate, in management’s opinion, the existing valuation models do not provide a reliable measure of the fair value of the Company’s employee stock options. Under the Black-Scholes option pricing model, the weighted-average estimated values of employee stock options granted for the three and six months ended January 24, 2004 were $10.02 and $8.61, respectively, and for the three and six months ended January 25, 2003 were $6.52 and $5.04, respectively. The value of shares of common stock relating to Employee Stock Purchase Plan included in compensation expense was not material.

Cisco Systems, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

9.	INCOME TAXES

The Company paid net income taxes of $490 million and $813 million for the six months ended January 24, 2004 and January 25, 2003, respectively. The Company’s income taxes currently payable for federal and state purposes have been reduced by the tax benefits from employee stock option transactions. These benefits totaled $328 million and $11 million for the six months ended January 24, 2004 and January 25, 2003, respectively, and were reflected as a credit to additional paid-in capital in the Consolidated Statements of Shareholders’ Equity.

The Company’s federal income tax returns for fiscal years ended July 25, 1998 through July 28, 2001 are under examination and the Internal Revenue Service has proposed certain adjustments. The Company believes that adequate amounts have been reserved for any adjustments that may ultimately result from these examinations.

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

Cisco Systems, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Summarized financial information by theater for the three and six months ended January 24, 2004 and January 25, 2003, as taken from the internal management system previously discussed, is as follows (in millions):

	Three Months Ended		Six Months Ended
	January 24, 2004	January 25, 2003	January 24, 2004	January 25, 2003
Net sales:
Americas	$2,953	$2,543	$5,827	$5,327
EMEA	1,525	1,293	2,901	2,606
Asia Pacific	546	543	1,057	978
Japan	374	334	714	647

Total	$5,398	$4,713	$10,499	$9,558

Gross margin:
Americas	$1,992	$1,792	$3,937	$3,694
EMEA	1,057	905	2,015	1,833
Asia Pacific	371	381	727	685
Japan	278	239	525	463

Total	$3,698	$3,317	$7,204	$6,675

The Americas theater included non-U.S. net sales of $279 million and $211 million for the three months ended January 24, 2004 and January 25, 2003, respectively. The Americas theater included non-U.S. net sales of $493 million and $436 million for the six months ended January 24, 2004 and January 25, 2003, respectively.

The following table presents net sales for groups of similar products and services (in millions):

	Three Months Ended		Six Months Ended
	January 24, 2004	January 25, 2003	January 24, 2004	January 25, 2003
Net sales:
Routers	$1,426	$1,178	$2,700	$2,441
Switches	2,082	1,929	4,131	3,957
Advanced Technologies	829	493	1,567	944
Other	213	291	415	562

Product	4,550	3,891	8,813	7,904
Service	848	822	1,686	1,654

Total	$5,398	$4,713	$10,499	$9,558

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

Cisco Systems, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Advanced Technologies may be identified for focus and investment and investments may be curtailed or eliminated in some presently identified Advanced Technologies depending on market developments, acquisitions, and resource allocation decisions.

The majority of the Company’s assets as of January 24, 2004 and July 26, 2003 were attributable to its U.S. operations. For the three and six months ended January 24, 2004 and January 25, 2003, no single customer accounted for 10% or more of the Company’s net sales.

11.	NET INCOME PER SHARE

The following table presents the calculation of basic and diluted net income per share (in millions, except per-share amounts):

	Three Months Ended		Six Months Ended
	January 24, 2004	January 25, 2003	January 24, 2004	January 25, 2003
Income before cumulative effect of accounting change	$1,291	$991	$2,377	$1,609
Cumulative effect of accounting change	(567)	—	(567)	—

Net income	$724	$991	$1,810	$1,609

Weighted-average shares — basic	6,874	7,187	6,904	7,217
Effect of dilutive potential common shares	236	99	206	90

Weighted-average shares — diluted	7,110	7,286	7,110	7,307

Income per share before cumulative effect of accounting change:
Basic	$0.19	$0.14	$0.34	$0.22

Diluted	$0.18	$0.14	$0.33	$0.22

Per share amount of cumulative effect of accounting change:
Basic	$0.08	$—	$0.08	$—

Diluted	$0.08	$—	$0.08	$—

Net income per share:
Basic	$0.11	$0.14	$0.26	$0.22

Diluted	$0.10	$0.14	$0.25	$0.22

Dilutive potential common shares consist of employee stock options and restricted common stock. Employee stock options to purchase approximately 468 million and 870 million shares for the three months ended January 24, 2004 and January 25, 2003, respectively, and 511 million shares and 919 million shares in the first six months of fiscal 2004 and 2003, respectively, were outstanding, but were not included in the computation of diluted earnings per share because the exercise price of the stock options was greater than the average share price of the common shares and, therefore, the effect would have been antidilutive.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Quarterly Report on Form 10-Q, including this Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements regarding future events and our future results that are subject to the safe harbors created under the Securities Act of 1933 and the Securities Exchange Act of 1934. These statements are based on current expectations, estimates, forecasts, and projections about the industries in which we operate and the beliefs and assumptions of our management. Words such as “expects,” “anticipates,” “targets,” “goals,” “projects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “continues,” “may,” variations of such words, and similar expressions are intended to identify such forward-looking statements. In addition, any statements that refer to projections of our future financial performance, our anticipated growth and trends in our businesses (including the potential growth of Advanced Technologies), and other characterizations of future events or circumstances, are forward-looking statements. Readers are cautioned that these forward-looking statements are only predictions and are subject to risks, uncertainties, and assumptions that are difficult to predict. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. Readers are referred to risks and uncertainties identified below, under “Risk Factors” and elsewhere herein. We undertake no obligation to revise or update any forward-looking statements for any reason.

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

Revenue Recognition

We account for revenue in accordance with Statement of Position 97-2 “Software Revenue Recognition” and its related interpretations. Revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collectibility is reasonably assured. In instances where final acceptance of the product, system, or solution is specified by the customer, revenue is deferred until all acceptance criteria have been met. Our total deferred revenue for products was $1.4 billion as of January 24, 2004 and July 26, 2003. Service revenue is generally deferred and, in most cases, recognized ratably over the period during which the services are to be performed, which is typically from one to three years. Our total deferred revenue for services was $2.7 billion and $2.5 billion as of January 24, 2004 and July 26, 2003, respectively.

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

When a sale involves multiple elements, such as sales of products that include services, the entire fee from the arrangement is allocated to each respective element based on its relative fair value and recognized when revenue recognition criteria for each element are met. The amount of product revenue recognized is affected by our judgments as to whether an arrangement includes multiple elements and if so, whether vendor-specific objective evidence of fair value exists for those elements. Changes to the elements in an arrangement and the ability to establish vendor-specific objective evidence for those elements could affect the timing of the revenue recognition.

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

Allowance for Doubtful Accounts and Sales Returns

Our accounts receivable balance, net of allowance for doubtful accounts, was $2.0 billion and $1.4 billion as of January 24, 2004 and July 26, 2003, respectively. The allowance for doubtful accounts as of January 24, 2004 was $189 million, compared with $183 million as of July 26, 2003. The allowance is based on our assessment of the collectibility of customer accounts. We regularly review the allowance by considering factors such as historical experience, credit quality, age of the accounts receivable balances, and current economic conditions that may affect a customer’s ability to pay.

Our provision for doubtful accounts was $19 million and $18 million for the first six months of fiscal 2004 and 2003, respectively. If a major customer’s creditworthiness deteriorates, or if actual defaults are higher than our historical experience, or if other circumstances arise, our estimates of the recoverability of amounts due to us could be overstated, and additional allowances could be required, which could have an adverse impact on our revenue.

A reserve for sales returns is established based on historical trends in product return rates. The reserve for sales returns as of January 24, 2004 and July 26, 2003 included $74 million and $73 million, respectively, for estimated future returns that were recorded as a reduction of our accounts receivable. If the actual future returns were to deviate from the historical data on which the reserve had been established, our revenue could be adversely affected.

Allowance for Inventory

Our inventory balance was $933 million as of January 24, 2004, compared with $873 million as of July 26, 2003. Our inventory allowances as of January 24, 2004 were $115 million, compared with $122 million as of July 26, 2003. We provide inventory allowances based on excess and obsolete inventories determined primarily by future demand forecasts. The allowance is measured as the difference between the cost of the inventory and market based upon assumptions about future demand and charged to the provision for inventory, which is a component of our cost of sales. At the point of the loss recognition, a new, lower-cost basis for that inventory is established, and subsequent changes in facts and circumstances do not result in the restoration or increase in that newly established cost basis.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Our provision for inventory was $72 million and $7 million for the first six months of fiscal 2004 and 2003, respectively. If there were to be a sudden and significant decrease in demand for our products, or if there were a higher incidence of inventory obsolescence because of rapidly changing technology and customer requirements, we could be required to increase our inventory allowances and our gross margin could be adversely affected. Inventory management remains an area of focus as we balance the need to maintain strategic inventory levels to ensure competitive lead times versus the risk of inventory obsolescence because of rapidly changing technology and customer requirements.

Warranty Costs

The liability for product warranties, included as other accrued liabilities, was $242 million as of January 24, 2004, compared with $246 million as of July 26, 2003. (See Note 6 to the Consolidated Financial Statements.) Our products sold are generally covered by a warranty for periods of 90 days, one year, or five years, and for some products we provide a limited lifetime warranty. We accrue for warranty costs as part of our cost of sales based on associated material costs and technical support labor costs. Material cost is primarily estimated based upon historical trends in the volume of product returns within the warranty period and the cost to repair or replace the equipment. Technical support labor cost is primarily estimated based upon historical trends in the rate of customer calls and the cost to support the customer calls within the warranty period.

The provision for warranties issued during for the first six months of fiscal 2004 and 2003 was $158 million and $184 million, respectively. If we experience an increase in warranty claims compared with our historical experience, or if costs of servicing warranty claims are greater than the expectations on which the accrual has been based, our gross margin could be adversely affected.

Investment Impairments

Our publicly traded equity investments are reflected on the Consolidated Balance Sheets as of January 24, 2004 at a fair value of $1.1 billion, compared with $745 million as of July 26, 2003. We recognize an impairment charge when the decline in the fair value of our publicly traded equity investments below their cost basis is judged to be other-than-temporary. The ultimate value realized on these equity investments is subject to market price volatility until they are sold. We consider various factors in determining whether we should recognize an impairment charge, including, but not limited to, the length of time and extent to which the fair value has been less than our cost basis, the financial condition and near-term prospects of the company, and our intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value. Our ongoing consideration of these factors could result in additional impairment charges in the future, which could adversely affect our net income. There was no charge attributable to the impairment of publicly traded equity securities during the first six months of fiscal 2004. During the first quarter of fiscal 2003, we recognized a charge of $412 million attributable to the impairment of certain publicly traded equity securities.

We also have investments in privately held companies, many of which can still be considered to be in the startup or development stages. As of January 24, 2004, our investments in privately held companies were $368 million, compared with $516 million as of July 26, 2003, and were included in other assets. (See Note 5 to the Consolidated Financial Statements.) We monitor these investments for impairment and make appropriate reductions in carrying values if we determine an impairment charge is required based primarily on the financial condition and near-term prospects of these companies. These investments are inherently risky, as the markets for the technologies or products these companies are developing are typically in the early stages and may never materialize. Our impairment charges on investments in privately held companies were $44 million and $55 million during the second quarter of fiscal 2004 and 2003, respectively, and were $85 million and $159 million for the first six months of fiscal 2004 and 2003, respectively.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Goodwill Impairments

Our methodology for allocating the purchase price relating to purchase acquisitions is determined through established valuation techniques in the high-technology communications equipment industry. Goodwill is measured as the excess of the cost of acquisition over the sum of the amounts assigned to tangible and identifiable intangible assets acquired less liabilities assumed. We perform goodwill impairment tests on an annual basis and between annual tests in certain circumstances for each reporting unit. The goodwill recorded on the Consolidated Balance Sheets as of January 24, 2004 and July 26, 2003 was $4.1 billion and $4.0 billion, respectively. In response to changes in industry and market conditions, we could be required to strategically realign our resources and consider restructuring, disposing of, or otherwise exiting businesses, which could result in an impairment of goodwill.

Income Taxes

Our effective tax rates differ from the statutory rate primarily due to acquisition-related costs, research and experimentation tax credits, state taxes, and the tax impact of non-U.S. operations. The effective tax rate was 28.6% in the second quarter of fiscal 2004 and 28.7% for the first six months of fiscal 2004. The effective tax rate was 28.6% in the second quarter of fiscal 2003 and 28.8% for the first six months of fiscal 2003. Our future effective tax rates could be adversely affected by earnings being lower than anticipated in countries where we have lower statutory rates, changes in the valuation of our deferred tax assets or liabilities, or changes in tax laws or interpretations thereof. In addition, we are subject to the continuous examination of our income tax returns by the Internal Revenue Service and other tax authorities. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes.

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

Net Sales

We manage our business based on four geographic theaters: the Americas; EMEA; Asia Pacific; and Japan. Net sales, which include product and service revenue, for each theater are summarized in the following table (in millions, except percentages):

	Three Months Ended				Six Months Ended
	January 24, 2004	January 25, 2003	Variance in Dollars	Variance in Percent	January 24, 2004	January 25, 2003	Variance in Dollars	Variance in Percent
Net sales:
Americas	$2,953	$2,543	$410	16.1%	$5,827	$5,327	$500	9.4%
EMEA	1,525	1,293	232	17.9%	2,901	2,606	295	11.3%
Asia Pacific	546	543	3	0.6%	1,057	978	79	8.1%
Japan	374	334	40	12.0%	714	647	67	10.4%

Total	$5,398	$4,713	$685	14.5%	$10,499	$9,558	$941	9.8%

The following table is a breakdown of net sales between product and service revenue (in millions, except percentages):

	Three Months Ended				Six Months Ended
	January 24, 2004	January 25, 2003	Variance in Dollars	Variance in Percent	January 24, 2004	January 25, 2003	Variance in Dollars	Variance in Percent
Net sales:
Product	$4,550	$3,891	$659	16.9%	$8,813	$7,904	$909	11.5%
Service	848	822	26	3.2%	1,686	1,654	32	1.9%

Total	$5,398	$4,713	$685	14.5%	$10,499	$9,558	$941	9.8%

Net Product Sales by Theater

The following table is a breakdown of net product sales by theater (in millions, except percentages):

	Three Months Ended				Six Months Ended
	January 24, 2004	January 25, 2003	Variance in Dollars	Variance in Percent	January 24, 2004	January 25, 2003	Variance in Dollars	Variance in Percent
Net product sales:
Americas	$2,322	$1,936	$386	19.9%	$4,574	$4,113	$461	11.2%
EMEA	1,377	1,146	231	20.2%	2,608	2,314	294	12.7%
Asia Pacific	502	499	3	0.6%	968	889	79	8.9%
Japan	349	310	39	12.6%	663	588	75	12.8%

Total	$4,550	$3,891	$659	16.9%	$8,813	$7,904	$909	11.5%

Net product sales in the Americas theater consist of net product sales in the United States and Americas International, which includes Canada, Mexico, and Latin America. Net product sales in the Americas theater increased primarily due to an increase in net product sales in the United States. Net product sales in the United States increased by $321 million or 18.2% from $1.8 billion in the second quarter of fiscal 2003 to $2.1 billion in the second quarter of fiscal 2004 primarily due to higher sales of home networking products and sales to enterprise customers. Sales of home networking products increased by $144 million for the second quarter of fiscal 2004, compared with the second quarter of fiscal 2003 due to our acquisition of the business of The Linksys Group, Inc. (“Linksys”) during the fourth quarter of fiscal 2003. The remainder of the increase was primarily due to higher information technology-related capital spending by the enterprise customers.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Net product sales in the United States were $4.2 billion in the first six months of fiscal 2004, compared with $3.7 billion in the first six months of fiscal 2003, an increase of $416 million or 11.1%. Sales of home networking products increased by approximately $250 million for the six months of fiscal 2004, compared with the first six months of fiscal 2003. The remainder of the increase was primarily due to an increase in net product sales to enterprise customers and the United States federal government. Net product sales to the United States federal government increased by approximately 23% in the first six months of fiscal 2004, compared with the first six months of fiscal 2003, and was due to higher program capital spending in the defense sector during our first quarter of fiscal 2004.

The increase in net product sales in the EMEA theater in the second quarter of fiscal 2004 compared with the second quarter of fiscal 2003 was primarily a result of the growth in service provider markets. The increase in net product sales in the EMEA theater in the first six months of fiscal 2004 compared with the first six months of fiscal 2003 was due to higher sales to the service provider and enterprise markets.

Net Product Sales by Groups of Similar Products

The following table presents net sales for groups of similar products (in millions, except percentages):

	Three Months Ended				Six Months Ended
	January 24, 2004	January 25, 2003	Variance in Dollars	Variance in Percent	January 24, 2004	January 25, 2003	Variance in Dollars	Variance in Percent
Net product sales:
Routers	$1,426	$1,178	$248	21.1%	$2,700	$2,441	$259	10.6%
Switches	2,082	1,929	153	7.9%	4,131	3,957	174	4.4%
Advanced Technologies	829	493	336	68.2%	1,567	944	623	66.0%
Other	213	291	(78)	(26.8)%	415	562	(147)	(26.2)%

Total	$4,550	$3,891	$659	16.9%	$8,813	$7,904	$909	11.5%

Routers

The increase in net product sales related to routers in the second quarter of fiscal 2004 compared with the second quarter of fiscal 2003 was due to increased sales of high-end routers, which increased by $260 million as a result of increased spending by service providers. The increase in net product sales related to routers in the first six months of 2004 compared with the first six months of fiscal 2003 was primarily attributable to higher sales of high-end routers, which increased by $340 million, partially offset by a decline in sales of midrange routers and low-end routers, which decreased by approximately $80 million. The increase in high-end router sales was due to increased spending by service providers. The decrease in low-end and midrange routers was due primarily to the increased size of the default memory in our basic configurations, which resulted in fewer customers requiring additional memory.

Switches

The increase in net product sales related to switches in the second quarter of fiscal 2004 compared with the second quarter of fiscal 2003 was primarily due to higher sales of LAN modular switches, which increased by $144 million as a result of new technologies being implemented by customers and higher sales of our C4500 platform, which was introduced in the first quarter of fiscal 2003. The increase in net product sales related to switches in the first six months of 2004 compared with the first six months of fiscal 2003 was primarily due to sales of LAN modular switches, which increased by $136 million, and LAN fixed switches, which increased by $115 million, partially offset by WAN switches, which decreased by $77 million. The increase in LAN modular

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

switch sales was the result of new technologies being implemented by customers and higher sales of our C4500 platform. The increase in sale of LAN fixed switches was primarily due to higher sales of our C3750 platform, which was introduced in the fourth quarter of fiscal 2003. The decline in sales of WAN switches was due to the continued technology migration away from Asynchronous Transfer Mode (ATM) to Internet Protocol (IP).

Advanced Technologies

The increase in net product sales related to Advanced Technologies in the second quarter of fiscal 2004 compared with the second quarter of fiscal 2003 was primarily due to sales of home networking products, which increased by $165 million, and sales of security products, which increased by $53 million. The increase in sales of home networking products was related to our acquisition of Linksys. The increase in sales of security products was primarily due to line card sales related to our routers and switches. The increase in net product sales related to Advanced Technologies in the first six months of 2004 compared with the first six months of fiscal 2003 was primarily due to the sales of home networking products, which increased $284 million, sales of security products, which increased $106 million, and sales of enterprise voice products, which increased $75 million. The increase in sales of home networking products was related to our acquisition of Linksys. The increase in sales of security products was primarily due to line card sales related to our routers and switches. The increase in sales of enterprise voice products was due to higher sales of IP phones and associated software.

Factors that May Impact Net Product Sales

Net product sales may be adversely affected in the future by changes in the geopolitical environment and global economic conditions; sales cycles and implementation cycles of our products; changes in the mix of our customers between service provider and enterprise; changes in the mix of direct sales and indirect sales; variations in sales channels; and final acceptance criteria of the product, system, or solution as specified by the customer. Service provider customers typically have longer implementation cycles, require a broader range of services including design services, and often have acceptance provisions, which can lead to a delay in revenue recognition. To improve customer satisfaction, we continue to attempt to reduce our manufacturing lead times, which may result in corresponding reductions in order backlog. A decline in backlog levels could result in more variability and less predictability in our quarter-to-quarter net sales and operating results. Net product sales may also be adversely affected by fluctuations in demand for our products, especially with respect to Internet businesses and telecommunications service providers, price and product competition in the communications and networking industries, introduction and market acceptance of new technologies and products, adoption of new networking standards, and financial difficulties experienced by our customers. During the second quarter of fiscal 2004, we experienced a few manufacturing issues that created a delay in our suppliers’ ability to provide specific components resulting in delayed shipments. These particular issues occurred early in the quarter, causing our shipments to occur later in the quarter. Manufacturing by nature involves uncertainties, and like all manufacturers, we try to prepare for and manage these types of issues. While these specific manufacturing issues have largely been resolved, we continue to work proactively with our supply chain to address any items that remain or that could arise in the future. To the extent that manufacturing issues and any related component shortages result in delayed shipments in the future, and particularly in periods when we and our suppliers are operating at higher levels of capacity, it is possible that revenue for a quarter could be adversely affected if such matters are not remediated within the same quarter.

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

Gross Margin

The following table shows the gross margin for products and services for each theater (in millions):

	Three Months Ended		Six Months Ended
	January 24, 2004	January 25, 2003	January 24, 2004	January 25, 2003
Gross margin:
Americas	$1,992	$1,792	$3,937	$3,694
EMEA	1,057	905	2,015	1,833
Asia Pacific	371	381	727	685
Japan	278	239	525	463

Total	$3,698	$3,317	$7,204	$6,675

The following table shows the gross margin for products and services for each theater (percentages):

	Three Months Ended		Six Months Ended
	January 24, 2004	January 25, 2003	January 24, 2004	January 25, 2003
Gross margin:
Americas	67.5%	70.5%	67.6%	69.3%
EMEA	69.3%	70.0%	69.5%	70.3%
Asia Pacific	67.9%	70.2%	68.8%	70.0%
Japan	74.3%	71.6%	73.5%	71.6%
Total	68.5%	70.4%	68.6%	69.8%

Gross margin for products and services in the second quarter and first six months of fiscal 2004 and 2003 was as follows (in millions):

	Three Months Ended		Six Months Ended
	January 24, 2004	January 25, 2003	January 24, 2004	January 25, 2003
Gross margin:
Product	$3,125	$2,747	$6,072	$5,523
Service	573	570	1,132	1,152

Total	$3,698	$3,317	$7,204	$6,675

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Gross margin for products and services in the second quarter and first six months of fiscal 2004 and 2003 was as follows (percentages):

	Three Months Ended		Six Months Ended
	January 24, 2004	January 25, 2003	January 24, 2004	January 25, 2003
Gross margin:
Product	68.7%	70.6%	68.9%	69.9%
Service	67.6%	69.3%	67.1%	69.6%
Total	68.5%	70.4%	68.6%	69.8%

Product Gross Margin

The decrease in product gross margin of 1.9% in the second quarter of fiscal 2004, compared with the second quarter of fiscal 2003 was primarily due to changes in the mix of products sold which decreased product gross margin by approximately 3%. The decrease in product gross margin due to mix of products sold was related to increased sales of home networking products related to our Linksys acquisition and new product introductions within our switching business. In addition, product pricing reductions decreased product gross margin by approximately 1%. However, higher shipment volume increased product gross margin by approximately 1% and lower manufacturing costs increased product gross margin by approximately 1%. The decrease in manufacturing costs was due to lower component costs and value engineering. Value engineering is the process by which the production costs are reduced through component redesign, board configuration, test processes, and transformation processes.

The decrease in product gross margin of 1.0% in the first six months of fiscal 2004 compared with the first six months of fiscal 2003 was primarily due to similar changes in the mix of products sold as was experienced in the second quarter period, which decreased product gross margin by approximately 3%. In addition, product pricing reductions decreased product gross margin by approximately 1%. However, higher shipment volume increased product gross margin by approximately 1% and lower manufacturing costs increased product gross margin by approximately 2%. The decrease in manufacturing costs was due to lower component costs and value engineering.

Product gross margin may be adversely affected in the future by changes in the mix of products sold, including further periods of increased growth of some of our lower margin products, changes in channels of distribution, sales discounts, increases in material or labor costs, excess inventory and obsolescence charges, changes in shipment volume, loss of cost savings due to changes in component pricing, impact of value engineering, inventory holding charges, price competition and introduction of new products or entering new markets, and different pricing and cost structures of new markets. If warranty costs associated with our products are greater than we have experienced, product gross margin may also be adversely affected. Product gross margin may also be affected by geographic mix, as well as the mix of configurations within each product group.

Service Gross Margin

Service gross margin increased by $3 million during the second quarter of fiscal 2004, compared with the second quarter of fiscal 2003. Service gross margin decreased by $20 million during the first six months of fiscal 2004, compared with the first six months of fiscal 2003. Service gross margin will typically experience some variability over time due to various factors such as the change in mix between technical support services and advanced services, as well as the timing of technical support service contract initiations and renewals.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Research and Development, Sales and Marketing, and General and Administrative Expenses

Research and development (“R&D”), sales and marketing, and general and administrative (“G&A”) expenses are summarized in the following table (in millions, except percentages):

	Three Months Ended				Six Months Ended
	January 24, 2004	January 25, 2003	Variance in Dollars	Variance in Percent	January 24, 2004	January 25, 2003	Variance in Dollars	Variance in Percent
Research and development	$770	$826	$(56)	(6.8)%	$1,525	$1,650	$(125)	(7.6)%
Percentage of net sales	14.3%	17.5%			14.5%	17.3%
Sales and marketing	$1,110	$975	$135	13.8%	$2,197	$2,073	$124	6.0%
Percentage of net sales	20.6%	20.7%			20.9%	21.7%
General and administrative	$210	$174	$36	20.7%	$422	$328	$94	28.7%
Percentage of net sales	3.9%	3.7%			4.0%	3.4%

Total	$2,090	$1,975	$115	5.8%	$4,144	$4,051	$93	2.3%

Percentage of net sales	38.7%	41.9%			39.5%	42.4%

The decrease in R&D expenses in the second quarter of fiscal 2004 compared with the second quarter of fiscal 2003 was primarily due to lower depreciation expense of $19 million, reduced discretionary spending of $12 million and lower amortization of deferred stock-based compensation related to our acquisitions of $13 million. The decrease in R&D expenses in the first six months of fiscal 2004 compared with the first six months of fiscal 2003 was primarily due to lower depreciation expense of $39 million, decrease in facilities expenses of $30 million, reduced discretionary spending of $27 million, and lower amortization of deferred stock-based compensation of $28 million. The decrease in R&D expenses was related to ongoing efforts to control costs and reduce discretionary spending. We have continued to invest in R&D efforts in a wide variety of areas such as data, voice, and video over IP; access and aggregation technologies such as cable, wireless, mobility, and other broadband technologies; advanced enterprise switching; optical technology; storage area networking; content networking; security; network management; and advanced core and edge routing technologies. We have also continued to purchase or license technology in order to bring a broad range of products to market in a timely fashion. If we believe that we are unable to enter a particular market in a timely manner with internally developed products, we may license technology from other businesses or acquire businesses as an alternative to internal R&D. All of our R&D costs have been expensed as incurred.

The increase in sales and marketing expenses in the second quarter of fiscal 2004 compared with the second quarter of fiscal 2003 was primarily due to an increase in sales expenses of $107 million primarily related to the effect of foreign currency fluctuations, net of hedging, of $37 million, increase in sales commissions of $19 million due to higher revenue, and expenses related to our sales programs of $28 million. Marketing expenses increased by $28 million as we have continued to invest in advanced technology market opportunities and our integrated marketing campaign. The increase in sales and marketing expenses in the first six months of fiscal 2004 compared with the first six months of fiscal 2003 was primarily due to an increase in marketing expenses of $72 million related to our investments of approximately $82 million in an integrated marketing campaign. Sales expenses increased by $52 million during the first six months of fiscal 2004 compared to the first six months of fiscal 2003 due to the effect of foreign currency fluctuations, net of hedging, of $63 million and increase in sales commissions of $43 million partially offset by a decrease in expenses related to our sales programs of $68 million.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The increase in G&A expenses in the first six months of fiscal 2004 compared with the first six months of fiscal 2003 was primarily due to higher amortization of deferred stock-based compensation of $27 million, charges related to investments in internal information technology systems and related program spending of $25 million, and the effect of foreign currency fluctuations, net of hedging, of $18 million.

We hedge foreign currency forecasted transactions related to operating expenses with currency options. The effects of foreign currency fluctuations, net of hedging, increased total R&D, sales and marketing, and G&A expenses by approximately 3% in the second quarter of fiscal 2004, compared with the second quarter of fiscal 2003. The effects of foreign currency fluctuations, net of hedging, increased total R&D, sales and marketing, and G&A expenses by approximately 2% in the first six months of fiscal 2004, compared with the first six months of fiscal 2003. See “Item 3. Quantitative and Qualitative Disclosures About Market Risk” for additional information relating to our derivative instruments.

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

Amortization of Purchased Intangible Assets

Amortization of purchased intangible assets included in operating expenses was $60 million in the second quarter of fiscal 2004, compared with $78 million in the second quarter of fiscal 2003. Amortization of purchased intangible assets included in operating expenses was $122 million in the first six months of fiscal 2004, compared with $192 million in the first six months of fiscal 2003. The decrease in the amortization of purchased intangible assets in the three and six months of fiscal 2004 compared with the three and six months of fiscal 2003, was primarily due to the amortization for certain technology and patent intangibles in the prior year period that were fully amortized as of the end of fiscal 2003.

In-Process Research and Development

Our methodology for allocating the purchase price relating to purchase acquisitions to in-process R&D is determined through established valuation techniques in the high-technology communications equipment industry. The amounts we have previously expensed to in-process R&D were expensed upon acquisition because technological feasibility had not been established and no future alternative uses existed. See Note 3 to the Consolidated Financial Statements for additional information regarding the acquisitions completed and the in-process R&D recorded for each acquisition.

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

Interest Income

	Three Months Ended				Six Months Ended
	January 24, 2004	January 25, 2003	Variance in dollars	Variance in percentage	January 24, 2004	January 25, 2003	Variance in dollars	Variance in percentage
Interest income	$124	$174	$(50)	(28.7)%	$261	$353	$(92)	(26.1)%

The decreases in interest income were primarily due to lower average interest rates on our portfolio of fixed income securities.

Other Income (Loss), Net

The components of other income (loss), net, are as follows (in millions):

	Three Months Ended		Six Months Ended
	January 24, 2004	January 25, 2003	January 24, 2004	January 25, 2003
Net gains on investments in securities	$151	$11	$191	$53
Net gains on investments in privately held companies	15	9	15	9
Impairment charges on investments in privately held companies	(44)	(55)	(85)	(159)
Impairment charges on publicly traded equity securities	—	—	—	(412)

Net gains (losses) and impairment charges on investments	122	(35)	121	(509)
Other	14	(16)	16	(17)

Total	$136	$(51)	$137	$(526)

The impairment charge on publicly traded equity securities of $412 million, pre-tax, during the first six months of fiscal 2003 was due to the decline in the fair value of certain publicly traded equity securities below their cost basis that were judged to be other-than-temporary.

Provision for Income Taxes

The effective tax rate was 28.6% for the second quarter of fiscal 2004 and 28.7% for the first six months of fiscal 2004. The effective tax rate was 28.6% in the second quarter of fiscal 2003 and 28.8% for the first six months of fiscal 2003. The effective tax rate differs from the statutory rate primarily due to acquisition-related costs, research and experimentation tax credits, state taxes, and the tax impact of non-U.S. operations.

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

Balance Sheet and Cash Flows

Cash and Cash Equivalents and Total Investments

Cash and cash equivalents and total investments were $19.8 billion as of January 24, 2004, a decrease of $818 million or 4.0% from $20.7 billion at July 26, 2003. The decrease was primarily a result of cash used for the repurchase of common stock of $4.0 billion and capital expenditures of $393 million partially offset by cash provided by operating activities of $2.6 billion and cash provided by the issuance of common stock of $758 million related to employee stock option exercises and employee stock purchases.

We expect that cash provided by operating activities may fluctuate in future periods as a result of several factors, including fluctuations in our operating results, shipment linearity, accounts receivable collections, inventory management, and the timing of tax and other payments. For additional discussion, see the section entitled “Risk Factors” below.

Accounts Receivable, Net

Accounts receivable, net was $2.0 billion and $1.4 billion as of January 24, 2004 and July 26, 2003, respectively. Days sales outstanding (“DSO”) in receivables as of January 24, 2004 and July 26, 2003 were 34 days and 26 days, respectively. Our accounts receivable and DSO are primarily affected by shipment linearity and collections performance. Shipment linearity is a measure of the level of shipments throughout a particular quarter. A steady level of shipments and good collections performance will result in reduced DSO compared with a higher level of shipments toward the end of the quarter, which will result in a shorter amount of time to collect the related accounts receivable and will result in increased DSO.

The increase in our DSO and accounts receivable was attributable primarily to an increase in shipments made in the latter part of the second quarter of fiscal 2004. This change in linearity was due to manufacturing issues experienced during the second quarter of fiscal 2004 that resulted in shipments being delayed until later in the quarter.

Inventories

Inventories were $933 million as of January 24, 2004, compared with $873 million at July 26, 2003. Inventories consist of raw materials, work in process, finished goods, and demonstration systems. As of January 24, 2004, approximately 33.0% of our finished goods inventory was located at distributor sites, and represents the deferred cost of sales relating to unrecognized revenue on sales to those distributors. Our finished goods inventory is accounted for at the lower of cost or market.

Inventory turns were 7.5 in the second quarter of fiscal 2004, compared with 6.8 in the fourth quarter of fiscal 2003. Inventory levels and the associated inventory turns reflect our ongoing inventory management efforts. Inventory management remains an area of focus as we balance the need to maintain strategic inventory levels to

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

ensure competitive lead times against the risk of inventory obsolescence because of rapidly changing technology and customer requirements.

Deferred Revenue

The breakdown of deferred revenue as of January 24, 2004 and July 26, 2003 was as follows:

	January 24, 2004	July 26, 2003
Service	$2,710	$2,451
Product	1,355	1,357

Total	4,065	3,808
Less, current portion	(3,202)	(3,034)

Non-current deferred revenue	$863	$774

The increase in deferred service revenue of $259 million during the first six months of fiscal 2004 reflects the usual seasonal increase in technical support contract initiations and renewals associated with the end of the calendar year.

Commitments

Leases

We lease office space in several U.S. locations, as well as locations elsewhere in the Americas International, EMEA, Asia Pacific, and Japan. For additional information, see Note 6 to the Consolidated Financial Statements.

Purchase Commitments with Contract Manufacturers and Suppliers

We purchase components from a variety of suppliers and use several contract manufacturers to provide manufacturing services for our products. During the normal course of business, in order to reduce manufacturing lead times and to help assure adequate component supply, we enter into agreements with contract manufacturers and suppliers that either allow them to procure inventory based upon criteria as defined by us or that establish the parameters defining our requirements. In certain instances, these agreements allow us the option to cancel, reschedule and adjust our requirements based on our business needs prior to firm orders being placed. Consequently, only a portion of our reported purchase commitments arising from these agreements are firm, non-cancelable and unconditional commitments. As of January 24, 2004, we had total purchase commitments for inventory of approximately $962 million, compared with $718 million as of July 26, 2003. These purchase commitments are expected to be fulfilled within one year.

We record a liability for firm, non-cancelable, and unconditional purchase commitments for quantities in excess of our future demand forecasts consistent with our allowance for inventory. As of January 24, 2004, the liability for these firm, non-cancelable, and unconditional purchase commitments was $112 million, compared with $99 million as of July 26, 2003, and was included in other accrued liabilities.

Other Commitments

We have agreed to invest approximately $800 million in venture funds, managed by SOFTBANK Corp. and its affiliates (“SOFTBANK”), which are required to be funded on demand. Up to $550 million is to be invested in

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

venture funds on terms specified in the agreement and $250 million invested as senior debt with entities as directed by SOFTBANK. Our commitment to fund the senior debt is contingent upon the achievement of certain agreed upon milestones. As of January 24, 2004, we had invested $290 million in the venture funds, compared with $247 million as of July 26, 2003. As of January 24, 2004 and July 26, 2003, we have invested $49 million in the senior debt. Both the venture funds and the senior debt were recorded as investments in privately held companies on our Consolidated Balance Sheets.

We provide structured financing to certain qualified customers to be used for the purchase of equipment and other needs through our wholly owned subsidiary, Cisco Systems Capital Corporation. These loan commitments may be funded over a two- to three-year period, provided that these customers achieve specific business milestones and satisfy certain financial covenants. As of January 24, 2004, the outstanding loan commitments were approximately $90 million, of which approximately $60 million was eligible for draw-down. As of July 26, 2003, the outstanding loan commitments were approximately $97 million, of which approximately $38 million was eligible for draw-down.

As of January 24, 2004 and July 26, 2003, we had a commitment of approximately $130 million to purchase the remaining portion of the minority interest of Cisco Systems, K.K. (Japan) and the payment under this commitment is based on a put option held by the minority shareholders.

We also have certain other funding commitments related to our privately held investments that are based on the achievement of certain agreed-upon milestones. The funding commitments were approximately $84 million as of January 24, 2004, compared with approximately $95 million as of July 26, 2003.

Variable Interest Entities

In April 2001, we entered into a commitment to provide convertible debt funding of approximately $84 million to Andiamo Systems, Inc. (“Andiamo”), a privately held storage switch developer. This debt will be convertible into approximately 44% of the equity in Andiamo, subject to certain terms and conditions. In connection with this investment, we obtained a call option that provided us the right to purchase Andiamo. The purchase price under the call option is based on a valuation of Andiamo using a negotiated formula as discussed below. We also entered into a commitment to provide non-convertible debt funding to Andiamo of approximately $100 million through the close of the acquisition, subject to periodic funding.

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

the Board of Directors from both companies and is subject to various closing conditions and approvals, including stockholder approval by Andiamo. As of January 24, 2004, we have invested $84 million in the convertible debt and approximately $100 million in the non-convertible debt. Substantially all of our funding in Andiamo has been expensed as research and development costs.

We have evaluated our debt investment in Andiamo and have determined that Andiamo is a variable interest entity under FIN 46(R). We have concluded that we are the primary beneficiary as defined by FIN 46(R) and, therefore, have accounted for Andiamo as if we had consolidated Andiamo since our initial investment in April 2001. The consolidation of Andiamo from the date of our initial investment required accounting for the call option as a repurchase right. Under FASB Interpretation No. 44, “Accounting for Certain Transactions Involving Stock Compensation,” and related interpretations, variable accounting is required for substantially all Andiamo employee stock and options because the ending purchase price is primarily derived from a revenue-based formula. We will revalue the stock and options of Andiamo each quarter based on a formula-based valuation until the completion of the acquisition. The acquisition is expected to close in the third quarter of fiscal 2004, but no later than July 31, 2004.

Effective January 24, 2004, the last day of the second quarter of fiscal 2004, we recorded a non-cash cumulative stock compensation charge of $567 million (representing the amount of variable compensation from April 2001 through January 2004). This is reported as a separate line item in the Consolidated Statements of Operations as a cumulative effect of accounting change, net of tax. The charge is based on the value of the Andiamo employee stock and options and their vesting from adoption of FIN 46(R) pursuant to the formula-based valuation, and does not necessarily reflect the value of Andiamo as a whole nor indicate the expected valuation of Andiamo upon acquisition.

Subsequent to the adoption of FIN 46(R), changes to the value of Andiamo and the continued vesting of the employee stock and options will result in adjustments to the non-cash stock compensation charge. We anticipate that we will record a non-cash variable stock compensation adjustment in our third quarter of fiscal 2004 to the cumulative stock compensation charge recorded in the second quarter of fiscal 2004 to account for additional vesting of the Andiamo employee stock and options and potential changes in the formula-based valuation from January 24, 2004 until the date of acquisition. This non-cash adjustment will be reported as operating expense. Upon acquisition, deferred stock-based compensation will be recorded on our balance sheet to reflect the unvested portion of the formula-based valuation of the Andiamo employee stock and options. The amount of deferred stock-based compensation at the date of acquisition will be fixed and subsequently amortized over the remaining vesting period of Andiamo employee stock and options.

Any future non-cash variable stock compensation adjustments and the final purchase price of Andiamo are subject to uncertainty. The valuation of Andiamo is subject to change based on the ability of Andiamo to meet its revenue projections, the market for its products, its ability to develop relevant technology, as well as other factors, and will be based on a formula-based valuation.

In the ordinary course of business, we have investments in other privately held companies and provide structured financing to certain customers through our wholly owned subsidiary, Cisco Systems Capital Corporation, which may be considered variable interest entities. We have evaluated our investments in privately held companies and structured financings and have determined that upon the adoption of FIN 46(R), there was no material impact on our operating results or financial condition.

Under FIN 46(R), certain events can require a reassessment of our investments in privately held companies or structured financings to determine if they are variable interest entities and which of the stakeholders will be the primary beneficiary. As a result of such events, we may be required to make additional disclosures or consolidate these entities. As we may not control these entities, we may not have the ability to influence these events.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Stock Repurchase Program

Between September 2001 and September 2003, the Board of Directors authorized the repurchase of up to $20 billion of our outstanding common stock. During the first six months of fiscal 2004, we repurchased and retired 187 million shares of our common stock for an aggregate purchase price of $4.0 billion. As of January 24, 2004, we had repurchased and retired 735 million shares of our common stock for an aggregate purchase price of $11.9 billion since inception of the stock repurchase program, and the remaining authorized amount for stock repurchases under this program was $8.1 billion with no termination date.

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

Recent turmoil in the geopolitical environment in many parts of the world, including terrorist activities and military actions, particularly the continuing tension in and surrounding Iraq, may continue to put pressure on global economic conditions. If the economic and market conditions in the United States and globally do not improve, or if they deteriorate, we may continue to experience material adverse impacts on our business, operating results, and financial condition as a consequence of the above factors or otherwise.

OUR REVENUES FOR A PARTICULAR PERIOD ARE DIFFICULT TO PREDICT, AND A SHORTFALL IN REVENUES MAY HARM OUR OPERATING RESULTS

As a result of a variety of factors discussed in this report, our revenues for a particular quarter are difficult to predict. Our net sales may grow at a slower rate than in past periods and, in particular periods, may decline. Our ability to meet financial expectations could also be adversely affected if the nonlinear sales pattern seen in some of our past quarters recurs in future periods. We have experienced periods of time during which shipments exceeded net bookings or where manufacturing issues have delayed shipments leading to nonlinearity in shipping patterns. In addition to making it difficult to predict revenues for a particular period, nonlinearity in shipping can increase costs, as irregular shipment patterns result in periods of underutilized capacity and periods when overtime expenses may be incurred, as well as leading to additional costs arising out of inventory management. In addition, to the extent that manufacturing issues and any related component shortages result in delayed shipments in the future, and particularly in periods when we and our contract manufacturers are operating at higher levels of capacity, it is possible that revenues for a quarter could be adversely affected if such matters are not remediated within the same quarter.

In addition, to improve customer satisfaction, we continue to attempt to reduce our manufacturing lead times, which may result in corresponding reductions in order backlog. A decline in backlog levels could result in more variability and less predictability in our quarter-to-quarter net sales and operating results. Long manufacturing lead times have caused our customers in the past to place the same order multiple times within our various sales channels and cancel the duplicative orders upon receipt of the product, or to place orders with other vendors with shorter manufacturing lead times. Such multiple ordering (along with other factors) may cause difficulty in predicting our sales and, as a result, could impair our ability to manage parts inventory effectively.

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

For example:

•	We could compete with our channel partners through our direct sales, which may lead these channel partners to use other suppliers that do not directly sell their own products, which could adversely affect our distribution model.

•	Some of our system integrators may demand that we absorb a greater share of the risks that their customers may ask them to bear, which may affect our gross margin.

•	Some of our channel partners may have insufficient financial resources and may not be able to withstand changes in business conditions, including the recent economic downturn. Revenues from indirect sales could suffer if our distributors’ financial condition or operations weaken.

•	Service provider customers may demand rigorous acceptance testing or prime contracting. As we develop more solution oriented products, enterprise customers may demand similar terms and conditions. Such terms and conditions can lower gross margins and defer revenue recognition.

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

Sales to the service provider market have been characterized by large and often sporadic purchases with longer sales cycles. Although we continue to invest in development of new products aimed at this market segment, we have experienced significant decreases in sales to service providers as market conditions have changed. Sales activity in this industry depends upon the stage of completion of expanding network infrastructures, the availability of funding, and the extent that service providers are affected by regulatory, economic and business conditions in the country of operations. Although there may be some early signs of increased levels of capital spending by service providers over the depressed levels that have prevailed over the last few years, continued declines or delays in orders from this industry could have a material adverse effect on our business, operating results and financial condition. The recent slowdown in the general economy, over-capacity, changes in the service provider market, and the constraints on capital availability have had a material adverse effect on many of our service provider customers, with many of such customers going out of business or substantially reducing

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations —

RISK FACTORS

their expansion plans. These conditions have materially harmed our business and operating results, and we expect that some or all of these conditions may continue for the foreseeable future. Finally, service provider customers typically have longer implementation cycles, require a broader range of service including design services, demand that vendors take on a larger share of risks, often require acceptance provisions which can lead to a delay in revenue recognition, and expect financing from vendors. All these factors can add further risk to business conducted with service providers.

A SHORTAGE OF ADEQUATE COMPONENT SUPPLY OR MANUFACTURING CAPACITY COULD INCREASE OUR COSTS OR CAUSE A DELAY IN OUR ABILITY TO FULFILL ORDERS, AND OUR FAILURE TO ESTIMATE CUSTOMER DEMAND PROPERLY MAY RESULT IN EXCESS OR OBSOLETE COMPONENT SUPPLY THAT COULD ADVERSELY AFFECT OUR GROSS MARGINS

Our growth and ability to meet customer demands depend in part on our ability to obtain timely deliveries of parts from our suppliers and contract manufacturers. We have experienced component shortages in the past, including shortages caused by manufacturing process issues, that have affected our operations. We may in the future experience a shortage of certain component parts as a result of our own manufacturing process issues, manufacturing process issues at our suppliers or contract manufacturers, capacity problems experienced by our suppliers or contract manufacturers, or strong demand in the industry for those parts, especially if the economy grows. Growth in the economy is likely to create greater pressures on us and our suppliers to accurately project overall component demand and component demands within specific product categories, and to establish optimal component levels. If shortages or delays persist, the price of these components may increase, or the components may not be available at all, and we may also encounter shortages if we do not accurately anticipate our needs. We may not be able to secure enough components at reasonable prices or of acceptable quality to build new products in a timely manner in the quantities or configurations needed. Accordingly, our revenues and gross margins could suffer until other sources can be developed. Our operating results would also be adversely affected if, anticipating greater demand than actually develops, we commit to the purchase of more components than we need. There can be no assurance that we will not encounter these problems in the future. Although in many cases we use standard parts and components for our products, certain components are presently available only from a single source or limited sources. We may not be able to diversify sources in a timely manner, which could harm our ability to deliver products to customers and seriously impact present and future sales.

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

Manufacturing capacity and component supply constraints could be significant issues for us. We purchase components from a variety of suppliers and use several contract manufacturers to provide manufacturing services for our products. During the normal course of business, in order to reduce manufacturing lead times and to help assure adequate component supply, we enter into agreements with contract manufacturers and suppliers that either allow them to procure inventory based upon criteria as defined by us or that establish the parameters defining our requirements. In certain instances, these agreements allow us the option to cancel, reschedule and adjust our requirements based on our business needs prior to firm orders being placed. If we fail to anticipate

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations —

RISK FACTORS

customer demand properly, an oversupply of parts could result in excess or obsolete components that could adversely affect our gross margins. For additional information regarding our purchase commitments, see Note 8 to the Consolidated Financial Statements in our 2003 Annual Report to Shareholders. A reduction or interruption in supply, a significant increase in the price of one or more components, a failure to adequately authorize procurement of inventory by our contract manufacturers, a failure to appropriately cancel, reschedule or adjust our requirements based on our business needs, or a decrease in demand for products could materially adversely affect our business, operating results and financial condition and could materially damage customer relationships. Furthermore, as a result of binding price or purchase commitments with suppliers, we may be obligated to purchase components at prices that are higher than those available in the current market. In the event that we become committed to purchase components at prices in excess of the current market price when the components are actually utilized, our gross margins could decrease.

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

THE MARKETS IN WHICH WE COMPETE ARE INTENSELY COMPETITIVE, WHICH COULD ADVERSELY AFFECT OUR REVENUE GROWTH

We compete in the networking and communications equipment markets, providing products and services for transporting data, voice and video traffic across intranets, extranets, and the Internet. These markets are characterized by rapid change, converging technologies, and a migration to networking solutions that offer superior advantages. These market factors represent both an opportunity and a competitive threat to us. We compete with numerous vendors in each product category. The overall number of our competitors providing niche product solutions may increase. Also, the identity and composition of competitors may change as we increase our activity in our advanced technology markets.

Our competitors include 3Com, Alcatel, Avaya, Avici Systems, Brocade Communications Systems, Inc., Check Point Software Technologies, Ciena, D-Link Systems, Inc., Dell, Ericsson, Enterasys Networks, Extreme Networks, Foundry Networks, Fujitsu, Huawei Technologies, Juniper Networks, Lucent, McDATA Corporation, NETGEAR, Inc., NetScreen, Nokia, Nortel Networks, Redback Networks, Riverstone Networks, Siemens AG and Sycamore Networks, among others.

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

ENTRANCE INTO NEW OR DEVELOPING MARKETS EXPOSES US TO ADDITIONAL COMPETITION AND WILL LIKELY INCREASE DEMANDS ON OUR SERVICE AND SUPPORT OPERATIONS

As we focus on new market opportunities, such as storage, wireless, security, and transporting data, voice, and video traffic across the same network, we will increasingly compete with large telecommunications equipment suppliers as well as startup companies. Several of our competitors may have greater resources, including technical and engineering resources, than we do. Additionally, as customers in these markets complete infrastructure deployments, they may require greater levels of service, support and financing than we have provided in the past. Demand for these types of service or financing contracts may increase in the future. There can be no assurance that we can provide products, service, support and financing to effectively compete for these market opportunities. Further, provision of greater levels of services by us may result in a delay in the timing of revenue recognition. In addition, entry into other markets, including our recent entry into the consumer market, has and will subject us to additional risks particular to those markets, including the effects of general market conditions and reduced consumer confidence.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations —

RISK FACTORS

PRODUCT QUALITY PROBLEMS COULD LEAD TO REDUCED REVENUES, GROSS MARGINS AND NET INCOME

We produce highly complex products that incorporate leading-edge technology, including both hardware and software. Software typically contains bugs that can unexpectedly interfere with expected operations. There can be no assurance that our pre-shipment testing programs will be adequate to detect all defects, either in individual products or which could affect numerous shipments, which might interfere with customer satisfaction, reduce sales opportunities, or affect gross margins. In the past, we have had to recall certain components and provide remediation in response to the discovery of bugs in products that we had shipped. While the cost of such recalls and remediation has not been material in the past, there can be no assurance that such a recall or remediation, depending on the product involved, would not have a material impact. An inability to cure a product defect could result in the failure of a product line, temporary or permanent withdrawal from a product or market segment, damage to our reputation, inventory costs, or product reengineering expenses, any of which could have a material impact on revenues, margins and net income.

INDUSTRY CONSOLIDATION MAY LEAD TO INCREASED COMPETITION AND MAY HARM OUR OPERATING RESULTS

There has been a trend toward industry consolidation in our markets for several years. We expect this trend to continue as companies attempt to strengthen or hold their market positions in an evolving industry and as companies are acquired or are unable to continue operations. We believe that industry consolidation may result in stronger competitors that are better able to compete as sole-source vendors for customers. This could lead to more variability in operating results and could have a material adverse effect on our business, operating results, and financial condition. Furthermore, particularly in the service provider market, rapid consolidation will lead to fewer customers, with the effect that loss of a major customer could have a material impact on results not anticipated in a customer marketplace composed of more numerous participants.

DUE TO THE GLOBAL NATURE OF OUR OPERATIONS, POLITICAL OR ECONOMIC CHANGES, OR OTHER FACTORS, IN A SPECIFIC COUNTRY OR REGION COULD HARM OUR COSTS, EXPENSES AND FINANCIAL CONDITION

We conduct significant sales and customer support operations in countries outside of the United States and also depend on non-U.S. operations of our contract manufacturers and our distribution partners. For the six months of fiscal 2004 and fiscal 2003, we derived 49.2% and 48.8% of our revenues, respectively, from sales outside the United States. Accordingly, our future results could be materially adversely affected by a variety of uncontrollable and changing factors including, among others, foreign currency exchange rates; political or social unrest or economic instability in a specific country or region; trade protection measures and other regulatory requirements which may affect our ability to import or export our products from various countries; political considerations that affect service provider and government spending patterns; difficulties in staffing and managing international operations; and adverse tax consequences, including imposition of withholding or other taxes on payments by subsidiaries. In addition, if the outbreak of Severe Acute Respiratory Syndrome (SARS) in Asia recurs or if there is a significant spread of SARS beyond Asia, this could have an adverse impact on our operations. Any or all of these factors could have a material adverse impact on our costs, expenses and financial condition.

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

MANMADE PROBLEMS SUCH AS COMPUTER VIRUSES OR TERRORISM MAY DISRUPT OUR OPERATIONS AND HARM OUR OPERATING RESULTS

Despite our implementation of network security measures, our servers are vulnerable to computer viruses, break-ins, and similar disruptions from unauthorized tampering with our computer systems. Any such event could have a material adverse effect on our business, operating results and financial condition. In addition, the effects of war or acts of terrorism could have a material adverse effect on our business, operating results and financial condition. The continued threat of terrorism and heightened security and military action in response to this threat, or any future acts of terrorism, may cause further disruptions to these economies and create further uncertainties. Similarly, events such as last year’s blackouts in the eastern United States, and recurrences of these blackouts, could have similar negative impacts. To the extent that such disruptions or uncertainties result in delays or cancellations of customer orders, or the manufacture or shipment of our products, our business, operating results and financial condition could be materially and adversely affected.

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

	January 24, 2004	July 26, 2003
Cash and cash equivalents	$4,225	$3,925
Fixed income securities	14,540	15,982
Publicly traded equity securities	1,069	745

Total	$19,834	$20,652

Cash and cash equivalents and total investments decreased by $818 million during the first six months of fiscal 2004 due to a decrease in fixed income securities of $1.4 billion partially offset by an increase in cash and cash equivalents of $300 million and an increase in publicly traded equity securities of $324 million. The changes in cash and cash equivalents, fixed income securities and publicly traded equity securities were related to our portfolio management strategies and did not have a material adverse impact on our existing levels of interest rate risk.

The values of our equity investments in several publicly traded companies are subject to market price volatility. The following analysis presents the hypothetical changes in fair value of publicly traded equity securities that are sensitive to changes in the stock market (in millions):

	Valuation of Securities Given X% Decrease in Each Stock’s Price			Fair Value as of January 24, 2004	Valuation of Securities Given X% Increase in Each Stock’s Price
	(75%)	(50%)	(25%)		25%	50%	75%
Publicly traded equity securities	$267	$535	$802	$1,069	$1,336	$1,603	$1,871

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

Investments in Privately Held Companies

We have invested in privately held companies, many of which can still be considered in the startup or development stages. These investments are inherently risky as the markets for the technologies or products they have under development are typically in the early stages and may never materialize. We could lose our entire initial investment in these companies. As of January 24, 2004, these investments were $368 million, compared with $516 million at July 26, 2003.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Our evaluation of equity investments in private and public companies is based on the fundamentals of the business, including among other factors, the nature of their technologies and potential for financial return to us.

Derivative Instruments

We enter into foreign exchange forward contracts to minimize the short-term impact of foreign currency fluctuations on foreign currency receivables, investments, and payables, primarily denominated in Australian, Canadian, Japanese, and several European currencies, including the euro and British pound. Our market risks associated with our foreign currency receivables, investments, and payables relate primarily to variances from our forecasted foreign currency transactions and balances.

Approximately 75% of our operating expenses are U.S. dollar denominated. In order to reduce the variability in operating expenses caused by the remaining non-U.S. dollar denominated operating expenses, we periodically hedge certain foreign currency forecasted transactions with currency options. We generally hedge over a time horizon that does not exceed 18 months. The gains on the foreign exchange contracts mitigate the variability in operating expenses associated with currency movements. Due primarily to limited currency exposure, our foreign currency fluctuations have not been material to our Consolidated Financial Statements. The impact of foreign currency fluctuations on foreign currency sales has not been material because our sales are primarily denominated in U.S. dollars.

Foreign exchange forward and option contracts as of January 24, 2004 are summarized as follows (in millions):

	Notional Amount	Fair Value
Forward contracts:
Purchased	$991	$(1)
Sold	$615	$(15)
Option contracts:
Purchased	$807	$58
Sold	$577	$(10)

Our foreign exchange forward contracts related to current assets and liabilities generally range from one to three months in original maturity. Additionally, we have entered into foreign exchange forward contracts related to long-term financings with maturities of up to two years. The foreign exchange forward contracts related to investments generally have maturities of less than one year. Currency option contracts generally have maturities of less than 18 months. We do not enter into foreign exchange forward and option contracts for trading purposes. We do not expect gains or losses on these derivative instruments to have a material impact on our financial results. (See Note 6 to the Consolidated Financial Statements.)

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

Changes in internal control over financial reporting. There was no change in our internal control over financial reporting during our second quarter of fiscal 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

In addition, beginning on April 23, 2001, a number of purported shareholder derivative lawsuits were filed in the Superior Court of California, County of Santa Clara and in the Superior Court of California, County of San Mateo. There is a procedure in place for the coordination of such actions (one of which has been dismissed and is currently on appeal). Two purported derivative suits were filed in the United States District Court for the Northern District of California, and those federal court actions have been consolidated. The consolidated federal court derivative action was dismissed by the court, and plaintiffs have appealed from that decision. The complaints in the various derivative actions include claims for breach of fiduciary duty, waste of corporate assets, mismanagement, unjust enrichment, and violations of the California Corporations Code; seek compensatory and other damages, disgorgement, and other relief; and are based on essentially the same allegations as the class actions.

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

We held our Annual Meeting of Shareholders on November 11, 2003. At the meeting, our shareholders voted on the following five proposals and cast their votes as follows:

Proposal 1:    To elect the following nominees as directors:

Nominee	For	Withhold
Carol A. Bartz	5,677,592,588	273,957,289
Larry R. Carter	5,854,190,588	97,359,289
John T. Chambers	5,571,655,136	379,894,741
Dr. James F. Gibbons	5,690,421,963	261,127,913
Dr. John L. Hennessy	5,855,216,495	96,333,381
Roderick C. McGeary	5,610,053,828	341,496,049
James C. Morgan	5,691,173,858	260,376,018
John P. Morgridge	5,852,582,024	98,967,853
Donald T. Valentine	5,841,990,383	109,559,494
Steven M. West	5,609,803,978	341,745,898
Jerry Yang	5,609,758,947	341,790,929

Proposal 2:    To approve the amendment and restatement of the employee stock purchase plan, including an increase of 100,000,000 shares authorized for issuance under the plan and a 5-year extension of the plan:

For	Against	Abstain	Broker Non-votes
3,832,904,725	301,645,096	46,997,107	1,770,002,949

Proposal 3:    To ratify the appointment of PricewaterhouseCoopers LLP as our independent auditors for the fiscal year ending July 31, 2004:

For	Against	Abstain	Broker Non-votes
5,488,979,170	426,347,816	36,220,090	2,801

Proposal 4:    A shareholder proposal that our Board prepare a report each fiscal year on Cisco hardware and software provided to government agencies and state-owned communications or information technology entities in any country:

For	Against	Abstain	Broker Non-votes
126,453,836	3,697,188,931	358,049,339	1,769,857,771

Proposal 5:    A shareholder proposal that our Board’s Compensation Committee prepare and make available by January 1, 2004, a report comparing total compensation of Cisco’s top executives and its lowest paid workers in the U.S. and abroad as of specific dates:

For	Against	Abstain	Broker Non-votes
359,710,624	3,605,886,966	216,089,015	1,769,863,272

Item 5.	Other Information

On January 12, 2004, we announced that we had completed our acquisition of Latitude Communications, Inc. of Santa Clara, California.

Item 6.	Exhibits and Reports on Form 8-K

(a)	Exhibits

The following documents are filed as Exhibits to this report:

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer
32.1	Section 1350 Certification of Principal Executive Officer
32.2	Section 1350 Certification of Principal Financial Officer

(b)	Reports on Form 8-K

We furnished one report on Form 8-K during the quarter ended January 24, 2004.

Date Furnished	Item No.	Description
November 5, 2003	Item 12	On November 5, 2003, we announced our results of operations for our fiscal first quarter ended October 25, 2003.*

*	This furnished Form 8-K is not to be deemed filed or incorporated by reference into any filing.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Cisco Systems, Inc.

Date: February 13, 2004	By	/s/ Dennis D. Powell

Dennis D. Powell, Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

EXHIBIT NO.
31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32.1	Section 1350 Certification of Principal Executive Officer

32.2	Section 1350 Certification of Principal Financial Officer