Form 10-Q
period 2004-05-01
CISCO SYSTEMS INC
filed 2004-05-27
CIK 858877

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 1, 2004

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

As of May 21, 2004, 6,761,489,462 shares of the registrant’s common stock were outstanding.

Cisco Systems, Inc.

FORM 10-Q for the Quarter ended May 1, 2004

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

Cisco Systems, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions, except per-share amounts)

(Unaudited)

	Three Months Ended		Nine Months Ended
	May 1, 2004	April 26, 2003	May 1, 2004	April 26, 2003
NET SALES:
Product	$4,730	$3,799	$13,543	$11,703
Service	890	819	2,576	2,473

Total net sales	5,620	4,618	16,119	14,176

COST OF SALES:
Product	1,452	1,086	4,193	3,467
Service	301	263	855	765

Total cost of sales	1,753	1,349	5,048	4,232

GROSS MARGIN	3,867	3,269	11,071	9,944

OPERATING EXPENSES:
Research and development	867	725	2,392	2,375
Sales and marketing	1,153	1,019	3,350	3,092
General and administrative	231	184	653	512
Amortization of purchased intangible assets	60	92	182	284
In-process research and development	2	3	3	3

Total operating expenses	2,313	2,023	6,580	6,266

OPERATING INCOME	1,554	1,246	4,491	3,678

Interest income	127	161	388	514
Other income (loss), net	40	(26)	177	(552)

Interest and other income (loss), net	167	135	565	(38)

INCOME BEFORE PROVISION FOR INCOME TAXES AND CUMULATIVE EFFECT OF ACCOUNTING CHANGE	1,721	1,381	5,056	3,640
Provision for income taxes	510	394	1,468	1,044

INCOME BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGE	1,211	987	3,588	2,596
Cumulative effect of accounting change, net of tax	—	—	(567)	—

NET INCOME	$1,211	$987	$3,021	$2,596

Income per share before cumulative effect of accounting change:
Basic	$0.18	$0.14	$0.52	$0.36

Diluted	$0.17	$0.14	$0.51	$0.36

Net income per share:
Basic	$0.18	$0.14	$0.44	$0.36

Diluted	$0.17	$0.14	$0.43	$0.36

Shares used in per-share calculation:
Basic	6,816	7,062	6,872	7,165

Diluted	7,074	7,158	7,095	7,257

See Notes to Consolidated Financial Statements.

Cisco Systems, Inc.

CONSOLIDATED BALANCE SHEETS

(In millions, except par value)

(Unaudited)

	May 1, 2004	July 26, 2003
ASSETS
Current assets:
Cash and cash equivalents	$3,949	$3,925
Short-term investments	4,912	4,560
Accounts receivable, net of allowance for doubtful accounts of $188 at May 1, 2004 and $183 at July 26, 2003	1,540	1,351
Inventories	1,121	873
Deferred tax assets	1,905	1,975
Lease receivables, net	65	49
Prepaid expenses and other current assets	581	624

Total current assets	14,073	13,357
Investments	10,085	12,167
Property and equipment, net	3,351	3,643
Goodwill	4,198	4,043
Purchased intangible assets, net	387	556
Lease receivables, net	293	238
Other assets	2,810	3,103

TOTAL ASSETS	$35,197	$37,107

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$604	$594
Income taxes payable	848	739
Accrued compensation	1,432	1,470
Deferred revenue	3,420	3,034
Other accrued liabilities	1,899	2,162
Restructuring liabilities	71	295

Total current liabilities	8,274	8,294
Deferred revenue	937	774

Total liabilities	9,211	9,068

Commitments and contingencies (Note 6)

Minority interest	5	10

Shareholders’ equity:
Preferred stock, no par value: 5 shares authorized; none issued and outstanding	—	—
Common stock and additional paid-in capital, $0.001 par value: 20,000 shares authorized; 6,790 and 6,998 shares issued and outstanding at May 1, 2004 and July 26, 2003, respectively	22,277	21,116
Retained earnings	3,489	6,559
Accumulated other comprehensive income	215	354

Total shareholders’ equity	25,981	28,029

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$35,197	$37,107

See Notes to Consolidated Financial Statements.

Cisco Systems, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

(Unaudited)

	Nine Months Ended
	May 1, 2004	April 26, 2003
Cash flows from operating activities:
Net income	$3,021	$2,596
Adjustments to reconcile net income to net cash provided by operating activities:
Cumulative effect of accounting change, net of tax	567	—
Depreciation and amortization	1,133	1,166
Provision for doubtful accounts	19	—
Provision for inventory	124	26
Deferred income taxes	305	131
Tax benefits from employee stock option plans	454	19
In-process research and development	3	3
Net (gains) losses and impairment charges on investments	(149)	523
Change in operating assets and liabilities:
Accounts receivable	(203)	(48)
Inventories	(371)	89
Prepaid expenses and other current assets	(13)	(79)
Accounts payable	1	10
Income taxes payable	144	(319)
Accrued compensation	(41)	(72)
Deferred revenue	543	(133)
Other accrued liabilities	(274)	(203)
Restructuring liabilities	(224)	(18)

Net cash provided by operating activities	5,039	3,691

Cash flows from investing activities:
Purchases of short-term investments	(10,008)	(6,759)
Proceeds from sales and maturities of short-term investments	10,911	7,346
Purchases of investments	(16,054)	(13,024)
Proceeds from sales and maturities of investments	16,820	7,975
Acquisition of property and equipment	(487)	(504)
Acquisition of businesses, net of cash and cash equivalents	(104)	3
Change in lease receivables, net	(71)	49
Change in investments in privately held companies	20	(141)
Purchase of minority interest of Cisco Systems, K.K. (Japan)	(71)	(59)
Other	146	126

Net cash provided by (used in) investing activities	1,102	(4,988)

Cash flows from financing activities:
Issuance of common stock	930	279
Repurchase of common stock	(7,082)	(4,549)
Other	35	23

Net cash used in financing activities	(6,117)	(4,247)

Net increase (decrease) in cash and cash equivalents	24	(5,544)
Cash and cash equivalents, beginning of period	3,925	9,484

Cash and cash equivalents, end of period	$3,949	$3,940

See Notes to Consolidated Financial Statements.

Cisco Systems, Inc.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In millions)

(Unaudited)

Nine Months Ended April 26, 2003	Shares of Common Stock	Common Stock and Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
BALANCE AT JULY 27, 2002	7,303	$20,950	$7,733	$(27)	$28,656
Net income	—	—	2,596	—	2,596
Change in unrealized gains and losses on investments, net of tax	—	—	—	294	294
Other	—	—	—	19	19

Comprehensive income					2,909

Issuance of common stock	35	279	—	—	279
Repurchase of common stock	(341)	(987)	(3,562)	—	(4,549)
Tax benefits from employee stock option plans	—	19	—	—	19
Purchase acquisitions	21	227	—	—	227
Amortization of deferred stock-based compensation	—	104	—	—	104

BALANCE AT APRIL 26, 2003	7,018	$20,592	$6,767	$286	$27,645

Nine Months Ended May 1, 2004	Shares of Common Stock	Common Stock and Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
BALANCE AT JULY 26, 2003	6,998	$21,116	$6,559	$354	$28,029
Net income	—	—	3,021	—	3,021
Change in unrealized gains and losses on investments, net of tax	—	—	—	(170)	(170)
Other	—	—	—	31	31

Comprehensive income					2,882

Issuance of common stock	87	930	—	—	930
Repurchase of common stock	(318)	(991)	(6,091)	—	(7,082)
Tax benefits from employee stock option plans	—	454	—	—	454
Purchase acquisitions	—	6	—	—	6
Amortization of deferred stock-based compensation	—	130	—	—	130
Variable stock-based compensation	—	58	—	—	58
Cumulative effect of accounting change, net of tax	—	567	—	—	567
Acquisition of Andiamo Systems, Inc.	23	7	—	—	7

BALANCE AT MAY 1, 2004	6,790	$22,277	$3,489	$215	$25,981

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

Fiscal Year

The Company’s fiscal year is the 52 or 53 weeks ending on the last Saturday in July. Fiscal 2004 is a 53-week fiscal year and fiscal 2003 was a 52-week fiscal year. The third quarter of fiscal 2004 consisted of 14 weeks, one week more than a typical quarter.

Basis of Presentation

The accompanying financial data as of May 1, 2004 and for the three and nine months ended May 1, 2004 and April 26, 2003 has been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The July 26, 2003 Consolidated Balance Sheet was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended July 26, 2003.

In the opinion of management, all adjustments (which include normal recurring adjustments, except as disclosed herein) necessary to present a fair statement of financial position as of May 1, 2004, results of operations for the three and nine months ended May 1, 2004 and April 26, 2003, and cash flows and shareholders’ equity for the nine months ended May 1, 2004 and April 26, 2003, as applicable, have been made. The results of operations for the three and nine months ended May 1, 2004 are not necessarily indicative of the operating results for the full fiscal year or any future periods.

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

Cisco Systems, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Pro forma information regarding option grants made to the Company’s employees based on specified valuation techniques that produce estimated compensation charges is as follows (in millions, except per-share amounts):

	Three Months Ended		Nine Months Ended
	May 1, 2004	April 26, 2003	May 1, 2004	April 26, 2003
Net income — as reported	$1,211	$987	$3,021	$2,596
Compensation expense, net of tax	(311)	(291)	(950)	(972)

Net income — pro forma	$900	$696	$2,071	$1,624

Basic net income per share — as reported	$0.18	$0.14	$0.44	$0.36

Diluted net income per share — as reported	$0.17	$0.14	$0.43	$0.36

Basic net income per share — pro forma	$0.13	$0.10	$0.30	$0.23

Diluted net income per share — pro forma	$0.13	$0.10	$0.29	$0.22

The value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model, which was developed for use in estimating the value of traded options that have no vesting restrictions and are fully transferable. Because the Company’s employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the estimate, in management’s opinion, the existing valuation models do not provide a reliable measure of the fair value of the Company’s employee stock options. For additional information regarding this pro forma information, see Note 8 to the Consolidated Financial Statements.

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

Consolidation of Variable Interest Entities

Financial Accounting Standards Board (“FASB”) Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”), was issued in January 2003. FIN 46 requires that if an entity is the primary beneficiary of a variable interest entity, the assets, liabilities, and results of operations of the variable interest entity should be included in the consolidated financial statements of the entity. FIN 46(R) was issued in December 2003. The Company adopted FIN 46(R) effective January 24, 2004 and recorded a non-cash cumulative stock compensation charge of $567 million, net of tax, relating to the consolidation of Andiamo Systems, Inc. (“Andiamo”). For additional information regarding Andiamo, see Note 3 to the Consolidated Financial Statements. For additional information regarding variable interest entities and the impact of the adoption of FIN 46(R), see Note 6 to the Consolidated Financial Statements.

Reclassifications

Certain reclassifications have been made to prior period balances in order to conform to the current period’s presentation.

Cisco Systems, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3.	BUSINESS COMBINATIONS

During the second quarter of fiscal 2004, the Company completed the acquisition of Latitude Communications, Inc. (“Latitude”), to add rich-media conferencing which combines voice, video and web conferencing to its IP communications. During the third quarter of fiscal 2004, the Company completed the acquisition of Riverhead Networks, Inc. to add to its portfolio of security solutions that help customers defend against Distributed Denial of Service (DDoS) attacks and other security threats. In addition, during the third quarter of fiscal 2004, the Company completed the acquisition of Twingo Systems, Inc. to add desktop security features for Secure Socket Layer (SSL) virtual private networks (VPNs) to its networking products. A summary of the acquisitions is as follows (in millions):

Acquisition	Shares Issued	Purchase Consideration	Assumed Liabilities	In-Process R&D Expense	Goodwill	Purchased Intangible Assets
Latitude Communications, Inc.	—	$86	$29	$1	$60	$16
Riverhead Networks, Inc.	—	36	6	2	25	7
Twingo Systems, Inc.	—	5	1	—	5	1

Total	—	$127	$36	$3	$90	$24

The purchase consideration for the Company’s acquisitions is also allocated to tangible assets and deferred stock-based compensation. Deferred stock-based compensation represents the intrinsic value of the unvested portion of any restricted shares exchanged, options assumed or options canceled and replaced with the Company’s options, and is amortized as compensation cost over the remaining future vesting period of any restricted shares exchanged, stock options assumed or stock options canceled and replaced with the Company’s options in connection with an acquisition. The balance for deferred stock-based compensation is reflected as a reduction of additional paid-in capital in the Consolidated Statements of Shareholders’ Equity.

The following table presents the activity of deferred stock-based compensation for the three and nine months ended May 1, 2004 and April 26, 2003, including the deferred stock-based compensation relating to the acquisition of Andiamo of $90 million (in millions):

	Three Months Ended		Nine Months Ended
	May 1, 2004	April 26, 2003	May 1, 2004	April 26, 2003
Balance at beginning of period	$162	$129	$262	$182
Acquisitions	93	22	94	63
Amortization	(43)	(26)	(130)	(104)
Canceled unvested options	—	—	(14)	(16)

Balance at end of period	$212	$125	$212	$125

The following table presents details of the purchased intangible assets acquired during the nine months ended May 1, 2004 (in millions, except years):

	TECHNOLOGY		TRADE NAMES		CUSTOMER RELATIONSHIPS
Acquisition	Estimated Useful Life (in years)	Amount	Estimated Useful Life (in years)	Amount	Estimated Useful Life (in years)	Amount	Total
Latitude Communications, Inc.	4.5	$4	7.0	$1	4.0	$11	$16
Riverhead Networks, Inc.	4.5	5	—	—	3.5	2	7
Twingo Systems, Inc.	3.5	1	—	—	—	—	1

Total		$10		$1		$13	$24

Cisco Systems, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The Consolidated Financial Statements include the operating results of each business from the date of acquisition. Pro forma results of operations have not been presented since the effects of these acquisitions were not material to the Company’s results.

The following tables present details of the Company’s total purchased intangible assets (in millions):

May 1, 2004	Gross	Accumulated Amortization	Net
Technology	$627	$(423)	$204
Technology licenses	348	(321)	27
Customer relationships	88	(15)	73
Trade names	90	(39)	51
Other	131	(99)	32

Total	$1,284	$(897)	$387

July 26, 2003	Gross	Accumulated Amortization	Net
Technology	$639	$(349)	$290
Technology licenses	523	(447)	76
Customer relationships	75	(1)	74
Trade names	89	(24)	65
Other	160	(109)	51

Total	$1,486	$(930)	$556

The estimated future amortization expense of purchased intangible assets as of May 1, 2004 is as follows (in millions):

Fiscal Year	Amount
2004 (remaining three months)	$61
2005	185
2006	82
2007	40
2008	19

Total	$387

The following table presents the changes in goodwill allocated to the Company’s reportable segments during the nine months ended May 1, 2004 (in millions):

	Balance at July 26, 2003	Acquired	Balance at May 1, 2004
Americas	$2,642	$74	$2,716
EMEA	668	10	678
Asia Pacific	167	4	171
Japan	566	67	633

Total	$4,043	$155	$4,198

Cisco Systems, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

During the three months ended May 1, 2004, the Company purchased a portion of the minority interest of Cisco Systems, K.K. (Japan). As a result, the Company increased its ownership from 94.8% to 97.6% of the voting rights of Cisco Systems, K.K. (Japan) and recorded goodwill of $65 million.

Acquisition of Andiamo Systems, Inc.

In April 2001, the Company entered into a commitment to provide convertible debt funding of approximately $84 million to Andiamo, a privately held storage switch developer. This debt was convertible into approximately 44% of the equity of Andiamo. In connection with this investment, the Company obtained a call option that provided the Company the right to purchase Andiamo. The purchase price under the call option was based on a valuation of Andiamo using a negotiated formula. On August 19, 2002, the Company entered into a definitive agreement to acquire Andiamo, which represented the exercise of its rights under the call option. The Company also entered into a commitment to provide non-convertible debt funding to Andiamo of approximately $100 million through the close of the acquisition. Substantially all of the convertible debt funding of $84 million and non-convertible debt funding of $100 million has been expensed as research and development costs.

The Company adopted FIN 46(R) effective January 24, 2004. The Company evaluated its debt investment in Andiamo and determined that Andiamo was a variable interest entity under FIN 46(R). The Company concluded that the Company was the primary beneficiary as defined by FIN 46(R) and, therefore, accounted for Andiamo as if the Company had consolidated Andiamo since the Company’s initial investment in April 2001. The consolidation of Andiamo from the date of the Company’s initial investment required accounting for the call option as a repurchase right. Under FASB Interpretation No. 44, “Accounting for Certain Transactions Involving Stock Compensation,” and related interpretations, variable accounting was required for substantially all Andiamo employee stock and options because the ending purchase price was primarily derived from a revenue-based formula.

Effective January 24, 2004, the last day of the second quarter of fiscal 2004, the Company recorded a non-cash cumulative stock compensation charge of $567 million (representing the amount of variable compensation from April 2001 through January 2004). This charge was reported as a separate line item in the Consolidated Statements of Operations as a cumulative effect of accounting change, net of tax. The charge was based on the value of the Andiamo employee stock and options and their vesting from the adoption of FIN 46(R) pursuant to the formula-based valuation.

On February 19, 2004, the Company completed the acquisition of Andiamo, exchanging approximately 23 million shares of the Company’s common stock for Andiamo shares not owned by the Company and assuming approximately 6 million stock options, for a total estimated value of $750 million, primarily derived from the revenue-based formula, which after stock price related adjustments resulted in a total amount recorded of $722 million as summarized in the table below.

Subsequent to the adoption of FIN 46(R), changes to the value of Andiamo and the continued vesting of the employee stock and options resulted in an adjustment to the non-cash stock compensation charge. The Company recorded a non-cash variable stock compensation adjustment of $58 million in the third quarter of fiscal 2004 to the cumulative stock compensation charge recorded in the second quarter of fiscal 2004 to account for the additional vesting of the Andiamo employee stock and options and changes in the formula-based valuation from January 24, 2004 until February 19, 2004. This non-cash adjustment was reported as operating expense in the Consolidated Statements of Operations, as amortization of deferred stock-based compensation in the Consolidated Statements of Cash Flows, and as an increase to additional paid-in capital in the Consolidated Statements of Shareholders’ Equity. In addition, upon completion of the acquisition, deferred stock-based compensation of $90 million was recorded on the Consolidated Balance Sheets to reflect the unvested portion of

Cisco Systems, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

the formula-based valuation of the Andiamo employee stock and options. The amount of deferred stock-based compensation was fixed at the date of acquisition and will be amortized over the remaining vesting period of Andiamo employee stock and options of approximately two years.

A summary of the accounting of the consolidation under FIN 46(R) and the subsequent purchase of Andiamo, after stock price related adjustments, is as follows (in millions):

Amount
Cumulative effect of accounting change, net of tax benefit of $5	$567
Variable stock-based compensation	58
Deferred stock-based compensation	90
Net assets	7

Total	$722

4.	RESTRUCTURING COSTS AND OTHER SPECIAL CHARGES

On April 16, 2001, the Company announced a restructuring program, which included a worldwide workforce reduction, consolidation of excess facilities, and restructuring of certain business functions. The following table summarizes the activity related to the liability for restructuring costs and other special charges as of May 1, 2004 (in millions):

	Workforce Reduction	Consolidation of Excess Facilities and Other Charges	Impairment of Goodwill and Purchased Intangible Assets	Total
Initial charge in the third quarter of fiscal 2001	$397	$484	$289	$1,170
Non-cash charges	(71)	(141)	(289)	(501)
Cash payments	(265)	(18)	—	(283)

Balance at July 28, 2001	61	325	—	386
Adjustments (1)	(35)	128	—	93
Cash payments	(26)	(131)	—	(157)

Balance at July 27, 2002	—	322	—	322
Adjustments (2)	—	45	—	45
Cash payments	—	(72)	—	(72)

Balance at July 26, 2003	—	295	—	295
Cash payments (3)	—	(224)	—	(224)

Balance at May 1, 2004	$—	$71	$—	$71

Note 1: Due to changes in previous estimates, in fiscal 2002, the Company reclassified $35 million of restructuring liabilities related to the workforce reduction charges to consolidation of excess facilities and other charges. The initial estimated workforce reduction was approximately 6,000 regular employees. Approximately 5,400 regular employees were terminated and the liability was paid. In addition, during fiscal 2002, the Company increased the restructuring liabilities related to the consolidation of excess facilities and other charges by $93 million, which was recorded during the third quarter of fiscal 2002, due to changes in real estate market conditions. The increase in restructuring liabilities was recorded as expenses related to research and development ($39 million), sales and marketing ($42 million), general and administrative ($8 million), and cost of sales ($4 million) in the Consolidated Statements of Operations.

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

Note 3: Includes payments of approximately $204 million on lease obligations that were terminated.

5.	BALANCE SHEET DETAILS

The following tables provide details of selected balance sheet items (in millions):

	May 1, 2004	July 26, 2003
Inventories:
Raw materials	$56	$38
Work in process	422	291
Finished goods	611	515
Demonstration systems	32	29

Total	$1,121	$873

Property and equipment, net:
Land, buildings, and leasehold improvements	$3,424	$3,411
Computer equipment and related software	1,224	1,147
Production, engineering, and other equipment	2,676	2,410
Operating lease assets	98	356
Furniture and fixtures	356	350

	7,778	7,674
Less, accumulated depreciation and amortization	(4,427)	(4,031)

Total	$3,351	$3,643

Other assets:
Deferred tax assets	$1,316	$1,476
Investments in privately held companies	360	516
Income tax receivable	690	727
Structured loans, net	19	42
Other	425	342

Total	$2,810	$3,103

Deferred revenue:
Service	$2,864	$2,451
Product	1,493	1,357

Total	4,357	3,808
Less, current portion	(3,420)	(3,034)

Non-current deferred revenue	$937	$774

Cisco Systems, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

6.	COMMITMENTS AND CONTINGENCIES

Leases

The Company leases office space in several U.S. locations, as well as locations elsewhere in the Americas International; Europe, the Middle East, and Africa (“EMEA”); Asia Pacific; and Japan. Future annual minimum lease payments under all non-cancelable operating leases with an initial term in excess of one year as of May 1, 2004 were as follows (in millions):

Fiscal Year	Amount
2004 (remaining three months)	$64
2005	231
2006	170
2007	124
2008	106
Thereafter	667

Total	$1,362

Purchase Commitments with Contract Manufacturers and Suppliers

The Company purchases components from a variety of suppliers and uses several contract manufacturers to provide manufacturing services for its products. During the normal course of business, in order to reduce manufacturing lead times and to help assure adequate component supply, the Company enters into agreements with contract manufacturers and suppliers that either allow them to procure inventory based upon criteria as defined by the Company or that establish the parameters defining the Company’s requirements. In certain instances, these agreements allow the Company the option to cancel, reschedule and adjust the Company’s requirements based on its business needs prior to firm orders being placed. Consequently, only a portion of the Company’s reported purchase commitments arising from these agreements are firm, non-cancelable and unconditional commitments. As of May 1, 2004, the Company had total purchase commitments for inventory of approximately $932 million, compared with $718 million as of July 26, 2003. These purchase commitments are expected to be fulfilled within one year.

In addition to the above, the Company records a liability for firm, non-cancelable and unconditional purchase commitments for quantities in excess of its future demand forecasts consistent with the Company’s allowance for inventory. As of May 1, 2004, the liability for these firm, non-cancelable and unconditional purchase commitments was $124 million, compared with $99 million as of July 26, 2003, and was included in other accrued liabilities.

Other Commitments

The Company has agreed to invest up to $800 million in venture funds managed by SOFTBANK Corp. and its affiliates (“SOFTBANK”), which are required to be funded on demand. Up to $550 million is to be invested in venture funds on terms specified in the agreement and $250 million invested as senior debt with entities as directed by SOFTBANK. The Company’s commitment to fund the senior debt is contingent upon the achievement of certain agreed-upon milestones. As of May 1, 2004, the Company had invested $290 million in the venture funds, compared with $247 million as of July 26, 2003. As of May 1, 2004 and July 26, 2003, the Company has invested $49 million in the senior debt.

Cisco Systems, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The Company provides structured financing to certain qualified customers for the purchase of equipment and other needs through its wholly owned subsidiary, Cisco Systems Capital Corporation. These loan commitments may be funded over a two- to three-year period, provided that these customers achieve specific business milestones and satisfy certain financial covenants. As of May 1, 2004, the outstanding loan commitments were approximately $64 million, of which approximately $26 million was eligible for draw-down. As of July 26, 2003, the outstanding loan commitments were approximately $97 million, of which approximately $38 million was eligible for draw-down.

As of May 1, 2004 and July 26, 2003, the Company had a commitment of approximately $59 million and $130 million, respectively, to purchase the remaining portion of the minority interest of Cisco Systems, K.K. (Japan).

The Company also has certain other funding commitments related to its privately held investments that are based on the achievement of certain agreed-upon milestones. The funding commitments were approximately $74 million as of May 1, 2004, compared with approximately $95 million as of July 26, 2003.

Variable Interest Entities

In the ordinary course of business, the Company has investments in privately held companies and provides structured financing to certain customers through its wholly owned subsidiary, Cisco Systems Capital Corporation, which may be considered variable interest entities. The Company has evaluated its investments in privately held companies and structured financings and has determined that the adoption of FIN 46(R) did not have a material impact on its operating results or financial condition, except for the impact of Andiamo. See Note 3 to the Consolidated Financial Statements.

Guarantees and Product Warranties

FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”), requires that upon issuance of a guarantee, the guarantor must disclose and recognize a liability for the fair value of the obligation it assumes under that guarantee.

The requirements of FIN 45 are applicable to the Company’s product warranty liability and certain guarantees. The Company’s guarantees subject to the recognition and disclosure requirements of FIN 45 as of May 1, 2004 and July 26, 2003 were not material. As of May 1, 2004 and July 26, 2003, the Company’s product warranty liability recorded in other accrued liabilities was $240 million and $246 million, respectively. The following table summarizes the activity related to the product warranty liability for the nine months ended May 1, 2004 and April 26, 2003 (in millions):

.	Nine Months Ended
	May 1, 2004	April 26, 2003
Balance at beginning of period	$246	$242
Provision for warranties issued	243	270
Payments	(249)	(266)

Balance at end of period	$240	$246

The Company accrues for warranty costs as part of its cost of sales based on associated material product costs and technical support labor costs. The products sold are generally covered by a warranty for periods of 90 days, one year, or five years, and for some products, the Company provides a limited lifetime warranty.

Cisco Systems, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

The Company periodically hedges certain foreign currency forecasted transactions related to certain operating expenses with currency options. These transactions are designated as cash flow hedges. The effective portion of the derivative’s gain or loss is initially reported as a component of accumulated other comprehensive income (loss) and subsequently reclassified into earnings when the hedged exposure affects earnings. The ineffective portion of the gain or loss is reported in earnings immediately. These currency option contracts generally have maturities of less than 18 months. The Company does not purchase currency options for trading purposes. Foreign exchange forward and option contracts as of May 1, 2004 are summarized as follows (in millions):

	Notional Amount	Fair Value
Forward contracts:
Purchased	$921	$2
Sold	$414	$(8)
Option contracts:
Purchased	$554	$17
Sold	$477	$(4)

Cisco Systems, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

Stock Repurchase Program

Between September 2001 and September 2003, the Company’s Board of Directors authorized the repurchase of up to $20 billion of Cisco’s outstanding common stock. During the first nine months of fiscal 2004, the Company repurchased and retired 318 million shares of Cisco common stock at an average price of $22.29 per share for an aggregate purchase price of $7.1 billion. As of May 1, 2004, the Company had repurchased and retired 866 million shares of Cisco common stock at an average price of $17.22 per share for an aggregate purchase price of $14.9 billion since inception of the stock repurchase program, and the remaining authorized amount for stock repurchases under this program was $5.1 billion with no termination date.

In addition, on May 13, 2004, the Company’s Board of Directors authorized the repurchase of up to an additional $5 billion of Cisco’s outstanding common stock with no termination date.

Cisco Systems, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Comprehensive Income

The components of comprehensive income are as follows (in millions):

	Three Months Ended		Nine Months Ended
	May 1, 2004	April 26, 2003	May 1, 2004	April 26, 2003
Net income	$1,211	$987	$3,021	$2,596
Other comprehensive income:
Change in unrealized gains and losses on investments, net of tax	(160)	(6)	(170)	294
Other	(57)	(3)	31	19

Total	$994	$978	$2,882	$2,909

The change in unrealized gains and losses on investments, net of tax, for the nine months ended April 26, 2003 included the effect of the recognition of a charge in the Consolidated Statements of Operations of $412 million, pre-tax, attributable to the impairment of certain publicly traded equity securities during the first quarter of fiscal 2003. The impairment charge was related to the decline in the fair value of certain publicly traded equity investments below their cost basis that were judged to be other-than-temporary.

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

Distribution and Dilutive Effect of Options

The following table illustrates the grant dilution and exercise dilution (in millions, except percentages):

	Nine Months Ended
	May 1, 2004	April 26, 2003
Shares of common stock outstanding	6,790	7,018

Granted and assumed	178	176
Canceled	(41)	(44)

Net options granted	137	132

Grant dilution (1)	2.0%	1.9%

Options exercised	75	25
Exercise dilution (2)	1.1%	0.4%

Cisco Systems, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1: The percentage for grant dilution is computed based on net options granted as a percentage of shares of common stock outstanding.

Note 2: The percentage for exercise dilution is computed based on options exercised as a percentage of shares of common stock outstanding.

Basic and diluted shares outstanding for the nine months ended May 1, 2004 were 6.9 billion shares and 7.1 billion shares, respectively. Diluted shares outstanding include the dilutive impact of in-the-money options, which is calculated based on the average share price for each fiscal period using the treasury stock method. Under the treasury stock method, the tax-effected proceeds that would be hypothetically received from the exercise of all in-the-money options are assumed to be used to repurchase shares. During the nine months ended May 1, 2004, the dilutive impact of in-the-money employee stock options was approximately 214 million shares or 3.1% of the basic shares outstanding based on Cisco’s average share price of $22.42 during that period.

The following table summarizes the options granted to the Named Executive Officers during the periods indicated. The Named Executive Officers represent the Company’s Chief Executive Officer and the four other most highly paid executive officers whose salary and bonus for the fiscal years ended July 26, 2003 or July 27, 2002, respectively, were in excess of $100,000.

	Nine Months Ended
	May 1, 2004	April 26, 2003
Options granted to the Named Executive Officers	2 million	4 million

Options granted to the Named Executive Officers as a % of net options granted	1.5%	3.0%

Options granted to the Named Executive Officers as a % of outstanding shares	0.03%	0.06%

Cumulative options held by Named Executive Officers as a % of total options outstanding	4.2%	4.5%

Cisco Systems, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

General Option Information

A summary of option activity follows (in millions, except per-share amounts). The Company has, in connection with the acquisitions of various companies, assumed the stock option plans of each acquired company or issued replacement options.

	Options Available for Grant	Options Outstanding
		Number Outstanding	Weighted- Average Exercise Price per Share
BALANCE AT JULY 27, 2002	664	1,206	$27.17
Granted and assumed	(199)	199	12.01
Exercised	—	(45)	7.14
Canceled	57	(57)	33.03
Additional shares reserved	4	—	—

BALANCE AT JULY 26, 2003	526	1,303	25.29
Granted and assumed	(178)	178	19.45
Exercised	—	(75)	10.44
Canceled	41	(41)	31.77
Additional shares reserved	7	—	—

BALANCE AT MAY 1, 2004	396	1,365	$25.15

The following table summarizes significant ranges of outstanding and exercisable options as of May 1, 2004 (shares and aggregate intrinsic value in millions, except years and per-share amounts):

	Options Outstanding				Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted- Average Remaining Contractual Life (in Years)	Weighted- Average Exercise Price per Share	Aggregate Intrinsic Value	Number Exercisable	Weighted- Average Exercise Price per Share	Aggregate Intrinsic Value
$ 0.01–9.75	223	3.69	$6.78	$3,151	168	$6.05	$2,496
9.76–13.04	160	5.44	12.52	1,342	96	12.26	830
13.05–16.15	184	6.50	15.61	975	83	15.68	434
16.16–18.57	98	6.36	18.18	268	46	18.21	124
18.58–19.59	146	8.16	19.56	197	5	19.21	9
19.60–26.42	171	5.75	23.32	31	107	24.49	13
26.43–50.38	186	5.18	43.32	—	140	42.23	—
50.39–64.38	162	4.82	55.01	—	134	55.10	—
64.39–72.56	35	5.10	67.28	—	28	69.17	—

Total	1,365	5.58	$25.15	$5,964	807	$27.61	$3,906

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value based on Cisco’s closing stock price of $20.91 as of April 30, 2004, that would have been received by the option holders had all option holders exercised their options as of that date. The total number of in-the-money options exercisable as of May 1, 2004 was 427 million options. As of July 26, 2003, 748 million outstanding options were exercisable and the weighted average exercise price was $26.12 per share.

Cisco Systems, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table presents the option exercises for the nine months ended May 1, 2004 and option values as of that date for the Named Executive Officers (in millions):

	Number of Shares Acquired On Exercise	Value Realized	Number of Securities Underlying Unexercised Options at May 1, 2004		Intrinsic Value of Unexercised In-the-Money Options at May 1, 2004
			Exercisable	Unexercisable	Exercisable	Unexercisable
Named Executive Officers	4.1	$70	43	15	$279	$49

Pro forma Information

Pro forma information regarding option grants made to the Company’s employees based on specified valuation techniques that produce estimated compensation charges is as follows (in millions, except per-share amounts):

	Three Months Ended		Nine Months Ended
	May 1, 2004	April 26, 2003	May 1, 2004	April 26, 2003
Net income — as reported	$1,211	$987	$3,021	$2,596
Compensation expense, net of tax	(311)	(291)	(950)	(972)

Net income — pro forma	$900	$696	$2,071	$1,624

Basic net income per share — as reported	$0.18	$0.14	$0.44	$0.36

Diluted net income per share — as reported	$0.17	$0.14	$0.43	$0.36

Basic net income per share — pro forma	$0.13	$0.10	$0.30	$0.23

Diluted net income per share — pro forma	$0.13	$0.10	$0.29	$0.22

The value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Three Months Ended		Nine Months Ended
	May 1, 2004	April 26, 2003	May 1, 2004	April 26, 2003
Expected dividend	0.0%	0.0%	0.0%	0.0%
Risk-free interest rate	3.3%	3.2%	3.8%	3.2%
Expected volatility	40.5%	45.4%	40.1%	45.8%
Expected life (in years)	5.5	5.7	5.6	5.8

The Black-Scholes option pricing model was developed for use in estimating the value of traded options that have no vesting restrictions and are fully transferable. In addition, option pricing models require the input of highly subjective assumptions, including the expected stock price volatility and expected life. The Company uses projected data for expected volatility and expected life of its stock options based upon historical and other economic data trended into future years. Because the Company’s employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the estimate, in management’s opinion, the existing valuation models do not provide a reliable measure of the fair value of the Company’s employee stock options. Under the Black-Scholes option pricing

Cisco Systems, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

model, the weighted-average estimated values of employee stock options granted for the three and nine months ended May 1, 2004 were $10.12 and $8.70, respectively, and for the three and nine months ended April 26, 2003 were $6.09 and $5.48, respectively. The value of shares of common stock relating to the Employee Stock Purchase Plan included in the estimated compensation expense in the pro forma information above was not material.

9.	INCOME TAXES

The Company paid net income taxes of $535 million and $1.2 billion for the nine months ended May 1, 2004 and April 26, 2003, respectively. The Company’s income taxes currently payable for federal and state purposes have been reduced by the tax benefits from employee stock option transactions. These benefits totaled $454 million and $19 million for the nine months ended May 1, 2004 and April 26, 2003, respectively, and were reflected as an increase to additional paid-in capital in the Consolidated Statements of Shareholders’ Equity.

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

Cisco Systems, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Summarized financial information by theater for the three and nine months ended May 1, 2004 and April 26, 2003, as taken from the internal management system previously discussed, is as follows (in millions):

	Three Months Ended		Nine Months Ended
	May 1, 2004	April 26, 2003	May 1, 2004	April 26, 2003
Net sales:
Americas	$3,058	$2,526	$8,885	$7,853
EMEA	1,617	1,294	4,518	3,900
Asia Pacific	572	459	1,629	1,437
Japan	373	339	1,087	986

Total	$5,620	$4,618	$16,119	$14,176

Gross margin:
Americas	$2,074	$1,789	$6,011	$5,483
EMEA	1,116	903	3,131	2,736
Asia Pacific	401	329	1,128	1,014
Japan	276	248	801	711

Total	$3,867	$3,269	$11,071	$9,944

The Americas theater included non-U.S. net sales of $280 million and $244 million for the three months ended May 1, 2004 and April 26, 2003, respectively. The Americas theater included non-U.S. net sales of $773 million and $680 million for the nine months ended May 1, 2004 and April 26, 2003, respectively.

The following table presents net sales for groups of similar products and services (in millions):

	Three Months Ended		Nine Months Ended
	May 1, 2004	April 26, 2003	May 1, 2004	April 26, 2003
Net sales:
Routers	$1,279	$1,187	$3,979	$3,628
Switches	2,339	1,899	6,470	5,856
Advanced Technologies	906	486	2,473	1,430
Other	206	227	621	789

Product	4,730	3,799	13,543	11,703
Service	890	819	2,576	2,473

Total	$5,620	$4,618	$16,119	$14,176

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

The Company refers to some of its products and technologies as Advanced Technologies. The Company has currently identified six Advanced Technologies for particular focus: home networking, IP telephony, optical

Cisco Systems, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

networking, security, storage networking, and wireless. Over time, additional Advanced Technologies may be identified for focus and investment and investments may be curtailed or eliminated in some presently identified Advanced Technologies depending on market developments, acquisitions, and resource allocation decisions.

The majority of the Company’s assets as of May 1, 2004 and July 26, 2003 were attributable to its U.S. operations. For the three and nine months ended May 1, 2004 and April 26, 2003, no single customer accounted for 10% or more of the Company’s net sales.

11.	NET INCOME PER SHARE

The following table presents the calculation of basic and diluted net income per share (in millions, except per-share amounts):

	Three Months Ended		Nine Months Ended
	May 1, 2004	April 26, 2003	May 1, 2004	April 26, 2003
Income before cumulative effect of accounting change	$1,211	$987	$3,588	$2,596
Cumulative effect of accounting change	—	—	(567)	—

Net income	$1,211	$987	$3,021	$2,596

Weighted-average shares — basic	6,816	7,062	6,872	7,165
Effect of dilutive potential common shares	258	96	223	92

Weighted-average shares — diluted	7,074	7,158	7,095	7,257

Income per share before cumulative effect of accounting change:
Basic	$0.18	$0.14	$0.52	$0.36

Diluted	$0.17	$0.14	$0.51	$0.36

Per share amount of cumulative effect of accounting change:
Basic	$—	$—	$0.08	$—

Diluted	$—	$—	$0.08	$—

Net income per share:
Basic	$0.18	$0.14	$0.44	$0.36

Diluted	$0.17	$0.14	$0.43	$0.36

Dilutive potential common shares consist of employee stock options and restricted common stock. Employee stock options to purchase approximately 467 million and 857 million shares for the three months ended May 1, 2004 and April 26, 2003, respectively, and 496 million shares and 898 million shares in the first nine months of fiscal 2004 and 2003, respectively, were outstanding, but were not included in the computation of diluted earnings per share because the exercise price of the stock options was greater than the average share price of the common shares and, therefore, the effect would have been antidilutive.

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

Revenue Recognition

We account for revenue in accordance with Statement of Position 97-2 “Software Revenue Recognition” and its related interpretations. Revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collectibility is reasonably assured. In instances where final acceptance of the product, system, or solution is specified by the customer, revenue is deferred until all acceptance criteria have been met. Our total deferred revenue for products was $1.5 billion and $1.4 billion as of May 1, 2004 and July 26, 2003, respectively. Service revenue is generally deferred and, in most cases, recognized ratably over the period during which the services are to be performed, which is typically from one to three years. Our total deferred revenue for services was $2.9 billion and $2.5 billion as of May 1, 2004 and July 26, 2003, respectively.

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

Allowance for Doubtful Accounts and Sales Returns

Our accounts receivable balance, net of allowance for doubtful accounts, was $1.5 billion and $1.4 billion as of May 1, 2004 and July 26, 2003, respectively. The allowance for doubtful accounts as of May 1, 2004 was $188 million, compared with $183 million as of July 26, 2003. The allowance is based on our assessment of the collectibility of customer accounts. We regularly review the allowance by considering factors such as historical experience, credit quality, age of the accounts receivable balances, and current economic conditions that may affect a customer’s ability to pay.

Our provision for doubtful accounts was $19 million for the first nine months of fiscal 2004. There was no provision for doubtful accounts recorded for the first nine months of fiscal 2003. If a major customer’s creditworthiness deteriorates, or if actual defaults are higher than our historical experience, or if other circumstances arise, our estimates of the recoverability of amounts due to us could be overstated, and additional allowances could be required, which could have an adverse impact on our revenue.

A reserve for sales returns is established based on historical trends in product return rates. The reserve for sales returns as of May 1, 2004 and July 26, 2003 included $74 million and $73 million, respectively, for estimated future returns that were recorded as a reduction of our accounts receivable. If the actual future returns were to deviate from the historical data on which the reserve had been established, our revenue could be adversely affected.

Allowance for Inventory

Our inventory balance was $1.1 billion as of May 1, 2004, compared with $873 million as of July 26, 2003. Our inventory allowances as of May 1, 2004 were $124 million, compared with $122 million as of July 26, 2003. We provide inventory allowances based on excess and obsolete inventories determined primarily by future demand forecasts. The allowance is measured as the difference between the cost of the inventory and market based upon assumptions about future demand and charged to the provision for inventory, which is a component of our cost of sales. At the point of the loss recognition, a new, lower-cost basis for that inventory is established, and subsequent changes in facts and circumstances do not result in the restoration or increase in that newly established cost basis.

Our provision for inventory was $124 million and $26 million for the first nine months of fiscal 2004 and 2003, respectively. If there were to be a sudden and significant decrease in demand for our products, or if there were a higher incidence of inventory obsolescence because of rapidly changing technology and customer requirements, we could be required to increase our inventory allowances and our gross margin could be adversely affected.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Inventory management remains an area of focus as we balance the need to maintain strategic inventory levels to ensure competitive lead times compared with the risk of inventory obsolescence because of rapidly changing technology and customer requirements.

Warranty Costs

The liability for product warranties, included as other accrued liabilities, was $240 million as of May 1, 2004, compared with $246 million as of July 26, 2003. See Note 6 to the Consolidated Financial Statements. Our products are generally covered by a warranty for periods of 90 days, one year, or five years, and for some products we provide a limited lifetime warranty. We accrue for warranty costs as part of our cost of sales based on associated material costs and technical support labor costs. Material cost is primarily estimated based upon historical trends in the volume of product returns within the warranty period and the cost to repair or replace the equipment. Technical support labor cost is primarily estimated based upon historical trends in the rate of customer calls and the cost to support the customer calls within the warranty period.

The provision for warranties issued during for the first nine months of fiscal 2004 and 2003 was $243 million and $270 million, respectively. If we experience an increase in warranty claims compared with our historical experience, or if costs of servicing warranty claims are greater than the expectations on which the accrual has been based, our gross margin could be adversely affected.

Investment Impairments

Our publicly traded equity investments are reflected on the Consolidated Balance Sheets at a fair value of $954 million as of May 1, 2004, compared with $745 million as of July 26, 2003. We recognize an impairment charge when the decline in the fair value of our publicly traded equity investments below their cost basis is judged to be other-than-temporary. The ultimate value realized on these equity investments is subject to market price volatility until they are sold. We consider various factors in determining whether we should recognize an impairment charge, including, but not limited to, the length of time and extent to which the fair value has been less than our cost basis, the financial condition and near-term prospects of the company, and our intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value. Our ongoing consideration of these factors could result in additional impairment charges in the future, which could adversely affect our net income. There was no charge attributable to the impairment of publicly traded equity securities during the first nine months of fiscal 2004. During the first quarter of fiscal 2003, we recognized a charge of $412 million attributable to the impairment of certain publicly traded equity securities.

We also have investments in privately held companies, many of which can still be considered to be in the startup or development stages. As of May 1, 2004, our investments in privately held companies were $360 million, compared with $516 million as of July 26, 2003, and were included in other assets. See Note 5 to the Consolidated Financial Statements. We monitor these investments for impairment and make appropriate reductions in carrying values if we determine an impairment charge is required based primarily on the financial condition and near-term prospects of these companies. These investments are inherently risky, as the markets for the technologies or products these companies are developing are typically in the early stages and may never materialize. Our impairment charges on investments in privately held companies were $27 million and $35 million during the third quarter of fiscal 2004 and 2003, respectively, and were $112 million and $194 million for the first nine months of fiscal 2004 and 2003, respectively.

Goodwill Impairments

Our methodology for allocating the purchase price relating to purchase acquisitions is determined through established valuation techniques in the high-technology communications equipment industry. Goodwill is

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

measured as the excess of the cost of acquisition over the sum of the amounts assigned to tangible and identifiable intangible assets acquired less liabilities assumed. We perform goodwill impairment tests on an annual basis and between annual tests in certain circumstances for each reporting unit. The goodwill recorded on the Consolidated Balance Sheets as of May 1, 2004 and July 26, 2003 was $4.2 billion and $4.0 billion, respectively. In response to changes in industry and market conditions, we could be required to strategically realign our resources and consider restructuring, disposing of, or otherwise exiting businesses, which could result in an impairment of goodwill.

Income Taxes

Our effective tax rates differ from the statutory rate primarily due to acquisition-related costs, research and experimentation tax credits, state taxes, and the tax impact of non-U.S. operations. The effective tax rate was 29.6% in the third quarter of fiscal 2004 and 29.0% for the first nine months of fiscal 2004. The effective tax rate was 28.5% in the third quarter of fiscal 2003 and 28.7% for the first nine months of fiscal 2003. Our future effective tax rates could be adversely affected by earnings being lower than anticipated in countries where we have lower statutory rates and higher than anticipated in countries where we have higher statutory rates, changes in the valuation of our deferred tax assets or liabilities, or changes in tax laws or interpretations thereof. In addition, we are subject to the continuous examination of our income tax returns by the Internal Revenue Service and other tax authorities. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes.

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

Net Sales

We manage our business based on four geographic theaters: the Americas; EMEA; Asia Pacific; and Japan. Net sales, which include product and service revenue, for each theater are summarized in the following table (in millions, except percentages):

	Three Months Ended				Nine Months Ended
	May 1, 2004	April 26, 2003	Variance in Dollars	Variance in Percent	May 1, 2004	April 26, 2003	Variance in Dollars	Variance in Percent
Net sales:
Americas	$3,058	$2,526	$532	21.1%	$8,885	$7,853	$1,032	13.1%
EMEA	1,617	1,294	323	25.0%	4,518	3,900	618	15.8%
Asia Pacific	572	459	113	24.6%	1,629	1,437	192	13.4%
Japan	373	339	34	10.0%	1,087	986	101	10.2%

Total	$5,620	$4,618	$1,002	21.7%	$16,119	$14,176	$1,943	13.7%

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following table is a breakdown of net sales between product and service revenue (in millions, except percentages):

	Three Months Ended				Nine Months Ended
	May 1, 2004	April 26, 2003	Variance in Dollars	Variance in Percent	May 1, 2004	April 26, 2003	Variance in Dollars	Variance in Percent
Net sales:
Product	$4,730	$3,799	$931	24.5%	$13,543	$11,703	$1,840	15.7%
Service	890	819	71	8.7%	2,576	2,473	103	4.2%

Total	$5,620	$4,618	$1,002	21.7%	$16,119	$14,176	$1,943	13.7%

Net Product Sales by Theater

The following table is a breakdown of net product sales by theater (in millions, except percentages):

	Three Months Ended				Nine Months Ended
	May 1, 2004	April 26, 2003	Variance in Dollars	Variance in Percent	May 1, 2004	April 26, 2003	Variance in Dollars	Variance in Percent
Net product sales:
Americas	$2,408	$1,919	$489	25.5%	$6,982	$6,032	$950	15.7%
EMEA	1,459	1,153	306	26.5%	4,067	3,467	600	17.3%
Asia Pacific	523	416	107	25.7%	1,491	1,305	186	14.3%
Japan	340	311	29	9.3%	1,003	899	104	11.6%

Total	$4,730	$3,799	$931	24.5%	$13,543	$11,703	$1,840	15.7%

Net product sales in the Americas theater consist of net product sales in the United States and Americas International, which includes Canada, Mexico, and Latin America. Net product sales in the Americas theater increased primarily due to an increase in net product sales in the United States. Net product sales in the United States increased by $461 million, or 27.0%, from $1.7 billion in the third quarter of fiscal 2003 to $2.2 billion in the third quarter of fiscal 2004, primarily due to higher sales to enterprise customers and higher sales of home networking products. The increase in sales to enterprise customers was primarily due to higher information technology-related capital spending. The increase in sales of home networking products was due to our acquisition of the business of The Linksys Group, Inc. (“Linksys”) during the fourth quarter of fiscal 2003. Sales of home networking products increased by $146 million for the third quarter of fiscal 2004 compared with the third quarter of fiscal 2003

Net product sales in the United States were $6.3 billion in the first nine months of fiscal 2004, compared with $5.4 billion in the first nine months of fiscal 2003, an increase of $877 million or 16.1%. Sales of home networking products increased by approximately $396 million for the nine months of fiscal 2004, compared with the first nine months of fiscal 2003. The remainder of the increase was primarily due to an increase in net product sales to enterprise customers and the United States federal government. Net product sales to the United States federal government increased by approximately 24% in the first nine months of fiscal 2004, compared with the first nine months of fiscal 2003, and were due to higher program capital spending in the defense sector, primarily during our first quarter of fiscal 2004.

The increase in net product sales in the EMEA theater in the third quarter of fiscal 2004 compared with the third quarter of fiscal 2003 was primarily a result of the growth in service provider markets. The increase in net product sales in the EMEA theater in the first nine months of fiscal 2004 compared with the first nine months of fiscal 2003 was due to higher sales to the service provider and enterprise markets.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Net Product Sales by Groups of Similar Products

The following table presents net sales for groups of similar products (in millions, except percentages):

	Three Months Ended				Nine Months Ended

	May 1, 2004	April 26, 2003	Variance in Dollars	Variance in Percent	May 1, 2004	April 26, 2003	Variance in Dollars	Variance in Percent
Net product sales:
Routers	$1,279	$1,187	$92	7.8%	$3,979	$3,628	$351	9.7%
Switches	2,339	1,899	440	23.2%	6,470	5,856	614	10.5%
Advanced Technologies	906	486	420	86.4%	2,473	1,430	1,043	72.9%
Other	206	227	(21)	(9.3)%	621	789	(168)	(21.3)%

Total	$4,730	$3,799	$931	24.5%	$13,543	$11,703	$1,840	15.7%

Routers

The increase in net product sales related to routers in the third quarter of fiscal 2004 compared with the third quarter of fiscal 2003 was primarily due to increased sales of high-end routers, which increased by $78 million as a result of higher spending by service providers. The increase in net product sales related to routers in the first nine months of 2004 compared with the first nine months of fiscal 2003 was similarly attributable to higher sales of high-end routers, which increased by $418 million, partially offset by a decline in sales of midrange routers and low-end routers, which decreased by approximately $67 million. The increase in high-end router sales was due to increased spending by service providers. The decrease in midrange and low-end routers was due primarily to the increased size of the default memory in our basic configurations, which resulted in fewer customers requiring additional memory.

Switches

The increase in net product sales related to switches in the third quarter of fiscal 2004 compared with the third quarter of fiscal 2003 was primarily due to higher sales of LAN fixed switches, which increased by $237 million, and LAN modular switches, which increased by $231 million. The increase in sales of LAN fixed switches was due to higher sales of our Cisco Catalyst 3750 platform, which was introduced in the fourth quarter of fiscal 2003, and higher sales of our Catalyst 3550 platform. The increase in sales of LAN modular switches was a result of new technologies being implemented by customers and higher sales of our Catalyst 4500 platform, which was introduced in the first quarter of fiscal 2003. The increase in net product sales related to switches in the first nine months of 2004 compared with the first nine months of fiscal 2003 was primarily due to higher sales of LAN modular switches, which increased by $377 million, and LAN fixed switches, which increased by $346 million, partially offset by lower sales of WAN switches, which decreased by $109 million. The increase in sales of LAN modular switches was the result of new technologies being implemented by customers and higher sales of our Catalyst 4500 platform. The increase in sales of LAN fixed switches was primarily due to higher sales of our Catalyst 3750 and Catalyst 3550 platforms. The decline in sales of WAN switches was due to the continued technology migration away from Asynchronous Transfer Mode (ATM) to Internet Protocol (IP).

Advanced Technologies

The increase in net product sales related to Advanced Technologies in the third quarter of fiscal 2004 compared with the third quarter of fiscal 2003 was primarily due to sales of home networking products, which increased by $174 million, sales of security products, which increased by $80 million, and sales of IP telephony products,

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

which increased by $68 million. The increase in sales of home networking products was related to our acquisition of Linksys. The increase in sales of security products was primarily due to line card sales related to our routers and switches and sales of our PIX firewall appliances. The increase in sales of IP telephony products was due to higher sales of IP phones and associated software. The increase in net product sales related to Advanced Technologies in the first nine months of 2004 compared with the first nine months of fiscal 2003 was primarily due to the sales of home networking products, which increased $458 million, sales of security products, which increased $168 million, sales of IP telephony products, which increased $153 million, and sales of wireless LAN products, which increased $113 million. The increase in sales of home networking products was related to our acquisition of Linksys. The increase in sales of security products was primarily due to line card sales related to our routers and switches. The increase in sales of IP telephony products was due to higher sales of IP phones and associated software. The increase in sales of wireless LAN products was due to higher sales of our access points.

Factors That May Impact Net Product Sales

Net product sales may be adversely affected in the future by changes in the geopolitical environment and global economic conditions; sales cycles and implementation cycles of our products; changes in the mix of our customers between service provider and enterprise; changes in the mix of direct sales and indirect sales; variations in sales channels; and final acceptance criteria of the product, system, or solution as specified by the customer. Service provider customers typically have longer implementation cycles, require a broader range of services, including design services, and often have acceptance provisions, which can lead to a delay in revenue recognition. To improve customer satisfaction, we continue to attempt to reduce our manufacturing lead times, which may result in corresponding reductions in order backlog. A decline in backlog levels could result in more variability and less predictability in our quarter-to-quarter net sales and operating results. Net product sales may also be adversely affected by fluctuations in demand for our products, especially with respect to Internet businesses and telecommunications service providers, price and product competition in the communications and networking industries, introduction and market acceptance of new technologies and products, adoption of new networking standards, and financial difficulties experienced by our customers. We may, from time to time, experience manufacturing issues that create a delay in our suppliers’ ability to provide specific components resulting in delayed shipments. To the extent that manufacturing issues and any related component shortages result in delayed shipments in the future, and particularly in periods when we and our suppliers are operating at higher levels of capacity, it is possible that revenue for a quarter could be adversely affected if such matters are not remediated within the same quarter.

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

The third quarter of fiscal 2004 had 14 weeks compared with 13 weeks in the third quarter of fiscal 2003, and we believe that this extra week may have had a positive impact on our sales in the third quarter of fiscal 2004. However, we are not able to quantify the effect of the slightly longer quarter on our revenue.

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

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Gross Margin

The following table shows the gross margin for products and services for each theater (in millions):

	Three Months Ended		Nine Months Ended
	May 1, 2004	April 26, 2003	May 1, 2004	April 26, 2003
Gross margin:
Americas	$2,074	$1,789	$6,011	$5,483
EMEA	1,116	903	3,131	2,736
Asia Pacific	401	329	1,128	1,014
Japan	276	248	801	711

Total	$3,867	$3,269	$11,071	$9,944

The following table shows the gross margin for products and services for each theater (percentages):

	Three Months Ended		Nine Months Ended
	May 1, 2004	April 26, 2003	May 1, 2004	April 26, 2003
Gross margin:
Americas	67.8%	70.8%	67.7%	69.8%
EMEA	69.0%	69.8%	69.3%	70.2%
Asia Pacific	70.1%	71.7%	69.2%	70.6%
Japan	74.0%	73.2%	73.7%	72.1%
Total	68.8%	70.8%	68.7%	70.1%

Gross margin for products and services in the third quarter and first nine months of fiscal 2004 and 2003 was as follows (in millions):

	Three Months Ended		Nine Months Ended
	May 1, 2004	April 26, 2003	May 1, 2004	April 26, 2003
Gross margin:
Product	$3,278	$2,713	$9,350	$8,236
Service	589	556	1,721	1,708

Total	$3,867	$3,269	$11,071	$9,944

Gross margin for products and services in the third quarter and first nine months of fiscal 2004 and 2003 was as follows (percentages):

	Three Months Ended		Nine Months Ended
	May 1, 2004	April 26, 2003	May 1, 2004	April 26, 2003
Gross margin:
Product	69.3%	71.4%	69.0%	70.4%
Service	66.2%	67.9%	66.8%	69.1%
Total	68.8%	70.8%	68.7%	70.1%

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Product Gross Margin

The decrease in product gross margin of 2.1% in the third quarter of fiscal 2004, compared with the third quarter of fiscal 2003, was primarily due to changes in the mix of products sold, which decreased product gross margin by approximately 3%. The decrease in product gross margin due to mix of products sold was related to increased sales of home networking products related to our Linksys acquisition and new product introductions within our switching business. In addition, product pricing reductions decreased product gross margin by approximately 1%. However, lower manufacturing costs related to lower component costs and value engineering increased product gross margin by approximately 2%. Value engineering is the process by which the production costs are reduced through component redesign, board configuration, test processes, and transformation processes. Higher provision for inventory and other manufacturing costs decreased product gross margin by approximately 1%. Higher shipment volume also increased product gross margin by approximately 1%.

The decrease in product gross margin of 1.4% in the first nine months of fiscal 2004 compared with the first nine months of fiscal 2003 was primarily due to similar changes in the mix of products sold as was experienced in the third quarter period, which decreased product gross margin by approximately 3%. In addition, product pricing reductions decreased product gross margin by approximately 1%. However, lower manufacturing costs increased product gross margin by approximately 2%. The decrease in manufacturing costs was primarily due to lower component costs and value engineering. Higher shipment volume also increased product gross margin by approximately 0.5%.

Product gross margin may be adversely affected in the future by changes in the mix of products sold, including further periods of increased growth of some of our lower-margin products, changes in channels of distribution, sales discounts, increases in material or labor costs, excess inventory and obsolescence charges, changes in shipment volume, loss of cost savings due to changes in component pricing, impact of value engineering, inventory holding charges, price competition and introduction of new products or entering new markets, and different pricing and cost structures of new markets. If warranty costs associated with our products are greater than we have experienced, product gross margin may also be adversely affected. Product gross margin may also be affected by geographic mix, as well as the mix of configurations within each product group.

Service Gross Margin

Service gross margin decreased by 1.7% and 2.3% during the third quarter and first nine months of fiscal 2004, compared with the third quarter and first nine months of fiscal 2003, respectively. Service gross margin increased in absolute dollars by $33 million during the third quarter of fiscal 2004, compared with the third quarter of fiscal 2003. Service gross margin increased in absolute dollars by $13 million during the first nine months of fiscal 2004, compared with the first nine months of fiscal 2003. Service gross margin will typically experience some variability over time due to various factors such as the change in mix between technical support services and advanced services, as well as the timing of technical support service contract initiations and renewals.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Research and Development, Sales and Marketing, and General and Administrative Expenses

Research and development (“R&D”), sales and marketing, and general and administrative (“G&A”) expenses are summarized in the following table (in millions, except percentages):

	Three Months Ended				Nine Months Ended
	May 1, 2004	April 26, 2003	Variance in Dollars	Variance in Percent	May 1, 2004	April 26, 2003	Variance in Dollars	Variance in Percent
Research and development	$867	$725	$142	19.6%	$2,392	$2,375	$17	0.7%
Percentage of net sales	15.4%	15.7%			14.8%	16.8%
Sales and marketing	$1,153	$1,019	$134	13.2%	$3,350	$3,092	$258	8.3%
Percentage of net sales	20.5%	22.1%			20.8%	21.8%
General and administrative	$231	$184	$47	25.5%	$653	$512	$141	27.5%
Percentage of net sales	4.1%	4.0%			4.1%	3.6%

Total	$2,251	$1,928	$323	16.8%	$6,395	$5,979	$416	7.0%

Percentage of net sales	40.1%	41.7%			39.7%	42.2%

The increase in R&D expenses in the third quarter of fiscal 2004 compared with the third quarter of fiscal 2003 was primarily due to the non-cash variable stock compensation charge relating to Andiamo of $52 million, higher prototype expenses of $43 million, and an additional week of headcount-related expense of $28 million. The increase in R&D expenses in the first nine months of fiscal 2004 compared with the first nine months of fiscal 2003 was primarily due to higher discretionary spending of $42 million, which included higher prototype expenses, and an additional week of headcount-related expense of $28 million partially offset by lower depreciation expense of $53 million. We have continued to invest in R&D efforts in a wide variety of areas such as data, voice, and video over IP; access and aggregation technologies such as cable, wireless, mobility, and other broadband technologies; advanced enterprise switching; optical technology; storage area networking; content networking; security; network management; and advanced core and edge routing technologies. We have also continued to purchase or license technology in order to bring a broad range of products to market in a timely fashion. If we believe that we are unable to enter a particular market in a timely manner with internally developed products, we may license technology from other businesses or acquire businesses as an alternative to internal R&D. All of our R&D costs have been expensed as incurred. In May 2004, we announced plans to hire additional engineers, and we expect to incur additional R&D expense in connection with any such new hires.

The increase in sales and marketing expenses in the third quarter of fiscal 2004 compared with the third quarter of fiscal 2003 was primarily due to an increase in sales expenses of $98 million, primarily due to the effect of foreign currency fluctuations, net of hedging, of $44 million, amortization of deferred compensation of $16 million, and an additional week of headcount-related expense of $14 million. Marketing expenses increased by $36 million due to continued investments in advanced technology market opportunities, an additional week of headcount-related expense, and the effect of foreign currency fluctuations, net of hedging. Sales expenses increased by $150 million during the first nine months of fiscal 2004 compared to the first nine months of fiscal 2003 primarily due to the effect of foreign currency fluctuations, net of hedging, of $107 million and an increase in sales commissions of $62 million partially offset by a decrease in expenses related to our sales programs of $83 million. Marketing expenses increased by $108 million during the first nine months of fiscal 2004 compared to the first nine months of fiscal 2003 primarily related to an increase in our investments of approximately $63 million in an integrated marketing campaign. In May 2004, we announced plans to increase the size of our sales force, and we expect to incur additional sales expenses in connection with any such new hires.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The increase in G&A expenses in the first nine months of fiscal 2004 compared with the first nine months of fiscal 2003 was primarily due to higher amortization of deferred stock-based compensation of $39 million, charges related to investments in internal information technology systems and related program spending of $35 million, and the effect of foreign currency fluctuations, net of hedging, of $26 million.

We hedge certain foreign currency forecasted transactions related to operating expenses with currency options. The effects of foreign currency fluctuations, net of hedging, increased total R&D, sales and marketing, and G&A expenses by approximately 3.5% in the third quarter of fiscal 2004, compared with the third quarter of fiscal 2003. The effects of foreign currency fluctuations, net of hedging, increased total R&D, sales and marketing, and G&A expenses by approximately 2.8% in the first nine months of fiscal 2004, compared with the first nine months of fiscal 2003. See “Item 3. Quantitative and Qualitative Disclosures About Market Risk” for additional information relating to our hedging program.

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

Amortization of Purchased Intangible Assets

Amortization of purchased intangible assets included in operating expenses was $60 million in the third quarter of fiscal 2004, compared with $92 million in the third quarter of fiscal 2003. Amortization of purchased intangible assets included in operating expenses was $182 million in the first nine months of fiscal 2004, compared with $284 million in the first nine months of fiscal 2003. The decrease in the amortization of purchased intangible assets in the three and nine months of fiscal 2004 compared with the three and nine months of fiscal 2003, was primarily due to the amortization for certain technology and patent intangibles in the prior year period that were fully amortized as of the end of fiscal 2003.

In-Process Research and Development

Our methodology for allocating purchase price to in-process R&D in purchase acquisitions is determined through established valuation techniques in the high-technology communications equipment industry. In-process R&D expense in the first nine months of fiscal 2004 was $3 million, compared with $3 million for the same period in fiscal 2003. In-process R&D was expensed upon acquisition because technological feasibility had not been established and no future alternative uses existed. See Note 3 to the Consolidated Financial Statements for additional information regarding the acquisitions completed and the in-process R&D recorded for each acquisition.

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

Interest Income

	Three Months Ended				Nine Months Ended
(In millions)	May 1, 2004	April 26, 2003	Variance in dollars	Variance in percentage	May 1, 2004	April 26, 2003	Variance in dollars	Variance in percentage
Interest income	$127	$161	$(34)	(21.1)%	$388	$514	$(126)	(24.5)%

The decreases in interest income were primarily due to lower average interest rates on our portfolio of fixed income securities.

Other Income (Loss), Net

The components of other income (loss), net, are as follows (in millions):

	Three Months Ended		Nine Months Ended
	May 1, 2004	April 26, 2003	May 1, 2004	April 26, 2003
Net gains on investments in fixed income and publicly traded equity securities	$13	$26	$204	$79
Impairment charges on publicly traded equity securities	—	—	—	(412)
Net gains (losses) on investments in privately held companies	42	(5)	57	4
Impairment charges on investments in privately held companies	(27)	(35)	(112)	(194)

Net gains (losses) and impairment charges on investments	28	(14)	149	(523)
Other	12	(12)	28	(29)

Total	$40	$(26)	$177	$(552)

The impairment charge on publicly traded equity securities of $412 million, pre-tax, during the first nine months of fiscal 2003 was due to the decline in the fair value of certain publicly traded equity securities below their cost basis that was judged to be other-than-temporary.

Provision for Income Taxes

The effective tax rate was 29.6% for the third quarter of fiscal 2004 and 29.0% for the first nine months of fiscal 2004. The effective tax rate was 28.5% in the third quarter of fiscal 2003 and 28.7% for the first nine months of fiscal 2003. The effective tax rate differs from the statutory rate primarily due to acquisition-related costs, research and experimentation tax credits, state taxes, and the tax impact of non-U.S. operations.

Our future effective tax rates could be adversely affected by earnings being lower than anticipated in countries where we have lower statutory rates and higher than anticipated in countries where we have higher statutory rates, changes in the valuation of our deferred tax assets or liabilities, or changes in tax laws or interpretations

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

thereof. In addition, we are subject to the continuous examination of our income tax returns by the Internal Revenue Service and other tax authorities. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes.

Cumulative Effect of Accounting Change, Net of Tax

In April 2001, we entered into a commitment to provide convertible debt funding of approximately $84 million to Andiamo, a privately held storage switch developer. This debt was convertible into approximately 44% of the equity of Andiamo. In connection with this investment, we obtained a call option that provided us the right to purchase Andiamo. The purchase price under the call option was based on a valuation of Andiamo using a negotiated formula. On August 19, 2002, we entered into a definitive agreement to acquire Andiamo, which represented the exercise of our rights under the call option. We also entered into a commitment to provide non-convertible debt funding to Andiamo of approximately $100 million through the close of the acquisition. Substantially all of the convertible debt funding of $84 million and non-convertible debt funding of $100 million has been expensed as research and development costs.

We adopted FIN 46(R) effective January 24, 2004. We evaluated our debt investment in Andiamo and determined that Andiamo was a variable interest entity under FIN 46(R). We concluded that we were the primary beneficiary as defined by FIN 46(R) and, therefore, accounted for Andiamo as if we had consolidated Andiamo since our initial investment in April 2001. The consolidation of Andiamo from the date of our initial investment required accounting for the call option as a repurchase right. Under FASB Interpretation No. 44, “Accounting for Certain Transactions Involving Stock Compensation,” and related interpretations, variable accounting was required for substantially all Andiamo employee stock and options because the ending purchase price was primarily derived from a revenue-based formula.

Effective January 24, 2004, the last day of the second quarter of fiscal 2004, we recorded a non-cash cumulative stock compensation charge of $567 million (representing the amount of variable compensation from April 2001 through January 2004). This charge was reported as a separate line item in the Consolidated Statements of Operations as a cumulative effect of accounting change, net of tax. The charge was based on the value of the Andiamo employee stock and options and their vesting from the adoption of FIN 46(R) pursuant to the formula-based valuation.

On February 19, 2004, we completed the acquisition of Andiamo, exchanging approximately 23 million shares of our common stock for Andiamo shares not owned by us and assuming approximately 6 million stock options, for a total estimated value of $750 million, primarily derived from the revenue-based formula, which after stock price related adjustments resulted in a total amount recorded of $722 million as summarized in the table below.

Subsequent to the adoption of FIN 46(R), changes to the value of Andiamo and the continued vesting of the employee stock and options resulted in an adjustment to the non-cash stock compensation charge. We recorded a non-cash variable stock compensation adjustment of $58 million in the third quarter of fiscal 2004 to the cumulative stock compensation charge recorded in the second quarter of fiscal 2004 to account for the additional vesting of the Andiamo employee stock and options and changes in the formula-based valuation from January 24, 2004 until February 19, 2004. This non-cash adjustment was reported as research and development expense of $52 million and sales and marketing expense of $6 million in the Consolidated Statements of Operations, as amortization of deferred stock-based compensation in the Consolidated Statements of Cash Flows, and as an increase to additional paid-in capital in the Consolidated Statements of Shareholders’ Equity. In addition, upon completion of the acquisition, deferred stock-based compensation of $90 million was recorded to reflect the unvested portion of the formula-based valuation of the Andiamo employee stock and options. See Note 3 to the Consolidated Financial Statements. The amount of deferred stock-based compensation was fixed at the date of acquisition and will be amortized over the remaining vesting period of Andiamo employee stock and options of approximately two years.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

A summary of the accounting of the consolidation under FIN 46(R) and the subsequent purchase of Andiamo, after stock price related adjustments, is as follows (in millions):

Amount
Cumulative effect of accounting change, net of tax benefit of $5	$567
Variable stock-based compensation	58
Deferred stock-based compensation	90
Net assets	7

Total	$722

Liquidity and Capital Resources

The following sections discuss the effects of changes in our balance sheets, cash flows, and commitments on our liquidity and capital resources.

Balance Sheet and Cash Flows

Cash and Cash Equivalents and Total Investments

Cash and cash equivalents and total investments were $18.9 billion as of May 1, 2004, a decrease of $1.7 billion or 8.3% from $20.7 billion at July 26, 2003. The decrease was primarily a result of cash used for the repurchase of common stock of $7.1 billion and capital expenditures of $487 million, partially offset by cash provided by operating activities of $5.0 billion and cash provided by the issuance of common stock of $930 million related to employee stock option exercises and employee stock purchases.

We expect that cash provided by operating activities may fluctuate in future periods as a result of several factors, including fluctuations in our operating results, shipment linearity, accounts receivable collections, inventory management, and the timing of tax and other payments. For additional discussion, see the section entitled “Risk Factors” below.

Accounts Receivable, Net

Accounts receivable, net was $1.5 billion and $1.4 billion as of May 1, 2004 and July 26, 2003, respectively. Days sales outstanding (“DSO”) in receivables as of May 1, 2004 and July 26, 2003 were 27 days and 26 days, respectively. Our accounts receivable and DSO are primarily affected by shipment linearity and collections performance. Shipment linearity is a measure of the level of shipments throughout a particular quarter. A steady level of shipments and good collections performance will result in reduced DSO compared with a higher level of shipments toward the end of the quarter, which will result in a shorter amount of time to collect the related accounts receivable and will result in increased DSO.

Inventories

Inventories were $1.1 billion as of May 1, 2004, compared with $873 million at July 26, 2003, an increase of $248 million or 28%. Inventories consist of raw materials, work in process, finished goods, and demonstration systems. The primary increase in our inventories was in our work-in-process category due to increased assembly levels needed to meet targeted lead times on certain high-demand products. As of May 1, 2004, approximately 31% of our finished goods inventory was located at distributor sites, and represents the deferred cost of sales relating to unrecognized revenue on sales to those distributors. All inventories, including finished goods, are accounted for at the lower of cost or market.

Inventory turns were 6.3 in the third quarter of fiscal 2004, compared with 6.8 in the fourth quarter of fiscal 2003. Inventory levels and the associated inventory turns reflect our ongoing inventory management efforts.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Inventory management remains an area of focus as we balance the need to maintain strategic inventory levels to ensure competitive lead times against the risk of inventory obsolescence because of rapidly changing technology and customer requirements.

Deferred Revenue

The breakdown of deferred revenue as of May 1, 2004 and July 26, 2003 was as follows (in millions):

	May 1, 2004	July 26, 2003
Service	$2,864	$2,451
Product	1,493	1,357

Total	4,357	3,808
Less, current portion	(3,420)	(3,034)

Non-current deferred revenue	$937	$774

The increase in deferred service revenue of $413 million during the first nine months of fiscal 2004 reflects technical support contract initiations and renewals.

Commitments

Leases

We lease office space in several U.S. locations, as well as locations elsewhere in the Americas International, EMEA, Asia Pacific, and Japan. For additional information, see Note 6 to the Consolidated Financial Statements.

Purchase Commitments with Contract Manufacturers and Suppliers

We purchase components from a variety of suppliers and use several contract manufacturers to provide manufacturing services for our products. During the normal course of business, in order to reduce manufacturing lead times and to help assure adequate component supply, we enter into agreements with contract manufacturers and suppliers that either allow them to procure inventory based upon criteria as defined by us or that establish the parameters defining our requirements. In certain instances, these agreements allow us the option to cancel, reschedule and adjust our requirements based on our business needs prior to firm orders being placed. Consequently, only a portion of our reported purchase commitments arising from these agreements are firm, non-cancelable and unconditional commitments. As of May 1, 2004, we had total purchase commitments for inventory of approximately $932 million, compared with $718 million as of July 26, 2003. These purchase commitments are expected to be fulfilled within one year.

In addition to the above, we record a liability for firm, non-cancelable, and unconditional purchase commitments for quantities in excess of our future demand forecasts consistent with our allowance for inventory. As of May 1, 2004, the liability for these firm, non-cancelable, and unconditional purchase commitments was $124 million, compared with $99 million as of July 26, 2003, and was included in other accrued liabilities.

Other Commitments

We have agreed to invest up to $800 million in venture funds, managed by SOFTBANK Corp. and its affiliates (“SOFTBANK”), which are required to be funded on demand. Up to $550 million is to be invested in venture funds on terms specified in the agreement and $250 million invested as senior debt with entities as directed by SOFTBANK. Our commitment to fund the senior debt is contingent upon the achievement of certain agreed upon milestones. As of May 1, 2004, we had invested $290 million in the venture funds, compared with $247 million as of July 26, 2003. As of May 1, 2004 and July 26, 2003, we have invested $49 million in the senior debt.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

We provide structured financing to certain qualified customers for the purchase of equipment and other needs through our wholly owned subsidiary, Cisco Systems Capital Corporation. These loan commitments may be funded over a two- to three-year period, provided that these customers achieve specific business milestones and satisfy certain financial covenants. As of May 1, 2004, the outstanding loan commitments were approximately $64 million, of which approximately $26 million was eligible for draw-down. As of July 26, 2003, the outstanding loan commitments were approximately $97 million, of which approximately $38 million was eligible for draw-down.

As of May 1, 2004 and July 26, 2003, we had a commitment of approximately $59 million and $130 million, respectively, to purchase the remaining portion of the minority interest of Cisco Systems, K.K. (Japan) and the payment under this commitment is based on a put option held by the minority shareholders.

We also have certain other funding commitments related to our privately held investments that are based on the achievement of certain agreed-upon milestones. The funding commitments were approximately $74 million as of May 1, 2004, compared with approximately $95 million as of July 26, 2003.

Variable Interest Entities

In the ordinary course of business, we have investments in privately held companies and provide structured financing to certain customers through our wholly owned subsidiary, Cisco Systems Capital Corporation, which may be considered variable interest entities. We have evaluated our investments in privately held companies and structured financings and have determined that the adoption of FIN 46(R) did not have a material impact on our operating results or financial condition, except for the impact of Andiamo. See Note 3 to the Consolidated Financial Statements.

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

Stock Repurchase Program

Between September 2001 and September 2003, the Board of Directors authorized the repurchase of up to $20 billion of our outstanding common stock. During the first nine months of fiscal 2004, we repurchased and retired 318 million shares of our common stock at an average price of $22.29 per share for an aggregate purchase price of $7.1 billion. As of May 1, 2004, we had repurchased and retired 866 million shares of our common stock at an average price of $17.22 per share for an aggregate purchase price of $14.9 billion since inception of the stock repurchase program, and the remaining authorized amount for stock repurchases under this program was $5.1 billion with no termination date.

In addition, on May 13, 2004, the Board of Directors authorized the repurchase of up to an additional $5 billion of our outstanding common stock with no termination date.

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

Recent turmoil in the geopolitical environment in many parts of the world, including terrorist activities and military actions, particularly the continuing tension in and surrounding Iraq, may continue to put pressure on global economic conditions. If the economic and market conditions in the United States and globally do not improve, or if they deteriorate, we may experience material impacts on our business, operating results, and financial condition.

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

RISK FACTORS

WE EXPECT THAT GROSS MARGIN VARIABILITY AND OUR RECENT LEVEL OF PRODUCT GROSS MARGIN MAY NOT BE SUSTAINABLE

Although we have generally experienced increasing product gross margins over the past few years, our recent level of product gross margins may not be sustainable and may be adversely affected in the future by numerous factors, including but not limited to:

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

Sales to the service provider market have been characterized by large and often sporadic purchases with longer sales cycles. Although we continue to invest in development of new products aimed at this market segment, we have experienced significant decreases in sales to service providers as market conditions have changed. Sales activity in this industry depends upon the stage of completion of expanding network infrastructures, the availability of funding, and the extent that service providers are affected by regulatory, economic and business conditions in the country of operations. Although there may be some early signs of increased levels of capital spending by service providers over the depressed levels that have prevailed over the last few years, continued declines or delays in orders from this industry could have a material adverse effect on our business, operating results and financial condition. The recent slowdown in the general economy, over-capacity, changes in the service provider market, and the constraints on capital availability have had a material adverse effect on many of our service provider customers, with many of such customers going out of business or substantially reducing their expansion plans. These conditions have materially harmed our business and operating results, and we expect

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

Manufacturing capacity and component supply constraints could be significant issues for us. We purchase components from a variety of suppliers and use several contract manufacturers to provide manufacturing services for our products. During the normal course of business, in order to reduce manufacturing lead times and to help assure adequate component supply, we enter into agreements with contract manufacturers and suppliers that either allow them to procure inventory based upon criteria as defined by us or that establish the parameters defining our requirements. In certain instances, these agreements allow us the option to cancel, reschedule and adjust our requirements based on our business needs prior to firm orders being placed. If we fail to anticipate customer demand properly, an oversupply of parts could result in excess or obsolete components that could adversely affect our gross margins. For additional information regarding our purchase commitments, see Note 6

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

Our competitors include 3Com, Alcatel, Avaya, Avici Systems, Brocade Communications Systems, Inc., Check Point Software Technologies, Ciena, D-Link Systems, Inc., Dell, Enterasys Networks, Extreme Networks, Foundry Networks, Fujitsu, Huawei Technologies, Juniper Networks, Lucent, McDATA Corporation, NETGEAR, Inc., Nokia, Nortel Networks, Redback Networks, Siemens AG and Sycamore Networks, among others.

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

Risks related to new product development also apply to acquisitions. Please see the risk factor above entitled “We depend upon the development of new products and enhancements to existing products, and if we fail to predict and respond to emerging technological trends and customers’ changing needs, our operating results and market share may suffer” for additional information.

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

We conduct significant sales and customer support operations in countries outside of the United States and also depend on non-U.S. operations of our contract manufacturers and our distribution partners. For fiscal 2003 and the first nine months of fiscal 2004, we derived 48.9% and 49.7% of our revenues, respectively, from sales outside the United States. Accordingly, our future results could be materially adversely affected by a variety of uncontrollable and changing factors including, among others, foreign currency exchange rates; political or social unrest or economic instability in a specific country or region; trade protection measures and other regulatory requirements which may affect our ability to import or export our products from various countries; political considerations that affect service provider and government spending patterns; health or similar issues such as the outbreak of Severe Acute Respiratory Syndrome (SARS) in Asia; difficulties in staffing and managing international operations; and adverse tax consequences, including imposition of withholding or other taxes on payments by subsidiaries. Any or all of these factors could have a material adverse impact on our costs, expenses and financial condition.

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

WE ARE EXPOSED TO THE CREDIT RISK OF SOME OF OUR CUSTOMERS AND TO CREDIT EXPOSURES IN WEAKENED MARKETS, WHICH COULD RESULT IN MATERIAL LOSSES

Most of our sales are on an open credit basis, with typical payment terms of 30 days in the United States, and, because of local customs or conditions, longer in some markets outside the United States. We monitor individual customer payment capability in granting such open credit arrangements, seek to limit such open credit to amounts we believe the customers can pay, and maintain reserves we believe are adequate to cover exposure for doubtful accounts. Beyond our open credit arrangements, we have also experienced demands for customer financing and facilitation of leasing arrangements. We expect demand for customer financing to continue. We believe customer financing is a competitive factor in obtaining business, particularly in supplying customers involved in significant infrastructure projects. Our loan financing arrangements may include not only financing the acquisition of our products and services but also providing additional funds for other costs associated with network installation and integration of our products and services and for working capital purposes. We do not recognize revenue on structured loan financing arrangements until cash payments are received.

Because of the recent slowdown in the global economy, our exposure to the credit risks relating to our financing activities described above may increase. Although we have programs in place that are designed to monitor and mitigate the associated risk, including monitoring of particular risks in certain geographic areas, there can be no assurance that such programs will be effective in reducing our credit risks. There have been significant bankruptcies among customers both on open credit and with loan or lease financing arrangements, particularly among Internet businesses and service providers, causing us to incur economic or financial losses. There can be no assurance that additional losses will not be incurred. Although these losses have not been material to date, future losses, if incurred, could harm our business and have a material adverse effect on our operating results and financial condition.

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

WE RELY ON THE AVAILABILITY OF THIRD-PARTY LICENSES

Many of our products are designed to include software or other intellectual property licensed from third parties. It may be necessary in the future to seek or renew licenses relating to various aspects of these products. There can be no assurance that the necessary license would be available on acceptable terms, if at all. The inability to obtain certain licenses or other rights or to obtain such licenses or rights on favorable terms, or the need to engage in

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

FAILURE TO RETAIN AND RECRUIT KEY PERSONNEL WOULD HARM OUR ABILITY TO MEET KEY OBJECTIVES

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

CHANGES IN EFFECTIVE TAX RATES OR ADVERSE OUTCOMES RESULTING FROM EXAMINATION OF OUR INCOME TAX RETURNS COULD ADVERSELY AFFECT OUR RESULTS

Our future effective tax rates could be adversely affected by earnings being lower than anticipated in countries where we have lower statutory rates and higher than anticipated in countries where we have higher statutory rates, by changes in the valuation of our deferred tax assets and liabilities, or by changes in tax laws or interpretations thereof. In addition, we are subject to the continuous examination of our income tax returns by the Internal Revenue Service and other tax authorities. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes. There can be no assurance that the outcomes from these continuous examinations will not have an adverse effect on our operating results and financial condition.

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

MANMADE PROBLEMS SUCH AS COMPUTER VIRUSES OR TERRORISM MAY DISRUPT OUR OPERATIONS AND HARM OUR OPERATING RESULTS

Despite our implementation of network security measures, our servers are vulnerable to computer viruses, break-ins, and similar disruptions from unauthorized tampering with our computer systems. Any such event could have a material adverse effect on our business, operating results and financial condition. In addition, the continued threat of terrorism and heightened security and military action in response to this threat, or any future acts of war or terrorism, may cause further disruptions to the economies of the U.S. and other countries and create further uncertainties, or otherwise materially harm our business, operating results and financial condition. Similarly, events such as last year’s blackouts in the eastern United States, and recurrences of these blackouts, could have similar negative impacts. To the extent that such disruptions or uncertainties result in delays or cancellations of customer orders, or the manufacture or shipment of our products, our business, operating results and financial condition could be materially and adversely affected.

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

	May 1, 2004	July 26, 2003
Cash and cash equivalents	$3,949	$3,925
Fixed income securities	14,043	15,982
Publicly traded equity securities	954	745

Total	$18,946	$20,652

Cash and cash equivalents and total investments decreased by $1.7 billion during the first nine months of fiscal 2004 due to a decrease in fixed income securities of $1.9 billion partially offset by an increase in cash and cash equivalents of $24 million and an increase in publicly traded equity securities of $209 million. The changes in cash and cash equivalents, fixed income securities and publicly traded equity securities were related to our portfolio management strategies and did not have a material adverse impact on our existing levels of interest rate risk.

The values of our equity investments in several publicly traded companies are subject to market price volatility. The following analysis presents the hypothetical changes in fair value of publicly traded equity securities that are sensitive to changes in the stock market (in millions):

	Valuation of Securities Given X% Decrease in Each Stock’s Price			Fair Value as of May 1, 2004	Valuation of Securities Given X% Increase in Each Stock’s Price
	(75%)	(50%)	(25%)		25%	50%	75%
Publicly traded equity securities	$239	$477	$716	$954	$1,193	$1,431	$1,670

Our equity portfolio consists of securities with characteristics that most closely match the S&P Index or companies traded on the Nasdaq National Market. These equity securities are held for purposes other than trading. The modeling technique used measures the change in fair values arising from selected hypothetical changes in each stock’s price. Stock price fluctuations of plus or minus 25%, 50%, and 75% were selected based on the probability of their occurrence. During the first quarter of fiscal 2003, we recognized a charge of $412 million attributable to the impairment of certain publicly traded equity securities. The impairment charge was related to the decline in the fair value of certain publicly traded equity investments below their cost basis that was judged to be other-than-temporary. See Note 7 to the Consolidated Financial Statements for additional information regarding the change in unrealized gains and losses on our investments portfolio.

Investments in Privately Held Companies

We have invested in privately held companies, many of which can still be considered in the startup or development stages. These investments are inherently risky as the markets for the technologies or products they have under development are typically in the early stages and may never materialize. We could lose our entire initial investment in these companies. As of May 1, 2004, these investments were $360 million, compared with $516 million at July 26, 2003.

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

Approximately 75% of our operating expenses are U.S. dollar denominated. In order to reduce variability in operating expenses caused by the remaining non-U.S. dollar denominated operating expenses, we periodically hedge certain foreign currency forecasted transactions with currency options with maturities up to 18 months. In designing a specific hedging approach, we consider several factors including offsetting exposures, significance of exposures, costs associated with entering into a particular hedge instrument and potential effectiveness of the hedge. The gains on foreign exchange contracts mitigate the variability in operating expenses associated with currency movements. Due primarily to our limited currency exposure to date, our foreign currency fluctuations have not been material to our Consolidated Financial Statements. The impact of foreign currency fluctuations on foreign currency sales has not been material because our sales are primarily denominated in U.S. dollars.

Foreign exchange forward and option contracts as of May 1, 2004 are summarized as follows (in millions):

	Notional Amount	Fair Value
Forward contracts:
Purchased	$921	$2
Sold	$414	$(8)
Option contracts:
Purchased	$554	$17
Sold	$477	$(4)

Our foreign exchange forward contracts related to current assets and liabilities generally range from one to three months in original maturity. Additionally, we have entered into foreign exchange forward contracts related to long-term financings with maturities of up to two years. The foreign exchange forward contracts related to investments generally have maturities of less than one year. Currency option contracts generally have maturities of less than 18 months. We do not enter into foreign exchange forward and option contracts for trading purposes. We do not expect gains or losses on these derivative instruments to have a material impact on our financial results. See Note 6 to the Consolidated Financial Statements.

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

Changes in internal control over financial reporting. There was no change in our internal control over financial reporting during our third quarter of fiscal 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.	Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

(a)	None.

(b)	None.

(c)	On February 19, 2004, we issued an aggregate of 22,589,929 shares of our common stock in connection with the acquisition of Andiamo Systems, Inc. The offer and sale of the securities were effected without registration in reliance on the exemption afforded by Section 3(a)(10) of the Securities Act of 1933, as amended. The issuance was approved, after a hearing upon the fairness of the terms and conditions of the transaction, by the California Department of Corporations under authority to grant such approval as expressly authorized by the laws of the State of California. In addition, from February 19, 2004 through March 26, 2004, following the exercise by 28 employees of options to purchase shares of our common stock that had been granted under Andiamo’s 2001 Stock Option Plan and were assumed by us in connection with our acquisition of Andiamo, we issued an aggregate of 142,126 shares of our common stock for an aggregate purchase price of $64,770. All such sales of our common stock made by us pursuant to the exercise of these stock options were effected without registration in reliance on the exemption afforded by Rule 701 promulgated under the Securities Act of 1933, as amended.

(d)	None.

(e)	Issuer Purchases of Equity Securities

(Shares in Millions)	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
January 25, 2004 to February 28, 2004	52	$24.07	52	$6,887
February 29, 2004 to March 27, 2004	68	$22.78	68	$5,337
March 28, 2004 to May 1, 2004	11	$23.14	11	$5,084

Total	131	$23.32	131

(1)	Between September 2001 and September 2003, the Board of Directors authorized the repurchase of up to $20 billion of our outstanding common stock. During the first nine months of fiscal 2004, we repurchased and retired 318 million shares of our common stock at an average price of $22.29 per share for an aggregate purchase price of $7.1 billion. As of May 1, 2004, we had repurchased and retired 866 million shares of our common stock at an average price of $17.22 per share for an aggregate purchase price of $14.9 billion since inception of the stock repurchase program, and the remaining authorized amount for stock repurchases under this program was $5.1 billion with no termination date. In addition, on May 13, 2004, the Board of Directors authorized the repurchase of up to an additional $5 billion of our outstanding common stock with no termination date.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

On February 20, 2004, we announced that we had completed our acquisition of Andiamo Systems, Inc.

On April 15, 2004, we announced that we had completed our acquisition of Riverhead Networks, Inc.

On April 20, 2004, we announced that we had completed our acquisition of Twingo Systems, Inc.

Item 6.	Exhibits and Reports on Form 8-K

(a)	Exhibits

The following documents are filed as Exhibits to this report:

10.3	Professional and Leadership Incentive Plan – Fiscal Year 2004
31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer
32.1	Section 1350 Certification of Principal Executive Officer
32.2	Section 1350 Certification of Principal Financial Officer

(b)	Reports on Form 8-K

We furnished one report on Form 8-K during the quarter ended May 1, 2004.

Date Furnished	Item No.	Description
February 3, 2004	Item 12	On February 3, 2004, we announced our results of operations for our fiscal second quarter ended January 24, 2004.*

*	This furnished Form 8-K is not to be deemed filed or incorporated by reference into any filing.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Cisco Systems, Inc.

Date: May 26, 2004	By	/s/ Dennis D. Powell
Dennis D. Powell, Senior Vice President and Chief Financial Officer (Principal financial officer and duly authorized signatory)

EXHIBIT INDEX

EXHIBIT NO.

10.3	Professional and Leadership Incentive Plan – Fiscal Year 2004

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32.1	Section 1350 Certification of Principal Executive Officer

32.2	Section 1350 Certification of Principal Financial Officer