Form 10-K
period 2004-07-31
CISCO SYSTEMS INC
filed 2004-09-20
CIK 858877

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 31, 2004

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

Aggregate market value of registrant’s common stock held by non-affiliates of the registrant, based upon the closing price of a share of the registrant’s common stock on January 23, 2004 as reported by the Nasdaq National Market on that date: $184,093,506,531

Number of shares of the registrant’s common stock outstanding as of September 9, 2004: 6,650,438,687

DOCUMENTS INCORPORATED BY REFERENCE

(1) Portions of the registrant’s Annual Report to Shareholders for its fiscal year ended July 31, 2004 are incorporated by reference into Part I and Part II of this Annual Report on Form 10-K where indicated.

(2) Portions of the registrant’s Proxy Statement relating to the registrant’s 2004 Annual Meeting of Shareholders, to be held on November 18, 2004, are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated.

This Annual Report on Form 10-K, including the “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which is incorporated by reference from our 2004 Annual Report to Shareholders, contains forward-looking statements regarding future events and our future results that are subject to the safe harbors created under the Securities Act of 1933 and the Securities Exchange Act of 1934. These statements are based on current expectations, estimates, forecasts, and projections about the industries in which we operate and the beliefs and assumptions of our management. Words such as “expects,” “anticipates,” “targets,” “goals,” “projects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “continues,” “may,” variations of such words, and similar expressions are intended to identify such forward-looking statements. In addition, any statements that refer to projections of our future financial performance, our anticipated growth and trends in our businesses (including the potential growth of Advanced Technologies), and other characterizations of future events or circumstances are forward-looking statements. Readers are cautioned that these forward-looking statements are only predictions and are subject to risks, uncertainties, and assumptions that are difficult to predict, including those identified below, under “Risk Factors,” and elsewhere herein and in the 2004 Annual Report to Shareholders. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. We undertake no obligation to revise or update any forward-looking statements for any reason.

PART I

ITEM 1. Business

General

We manufacture and sell networking and communications products and provide services associated with that equipment and its use. Our products are installed at corporations, public institutions, telecommunication companies, and commercial businesses and are also found in personal residences. We provide a broad line of products for transporting data, voice, and video within buildings, across campuses, and around the world. We conduct our business globally and are managed geographically in four segments: the Americas; Europe, the Middle East, and Africa (“EMEA”); Asia Pacific; and Japan. For revenue and other information regarding these segments, see Note 12 to the Consolidated Financial Statements in our 2004 Annual Report to Shareholders, which is incorporated into this report by reference.

We were incorporated in California in December 1984, and our headquarters are in San Jose. The mailing address of our headquarters is 170 West Tasman Drive, San Jose, California 95134-1706, and our telephone number at that location is (408) 526-4000. Our Website is www.cisco.com. Through a link on the Investor Relations section of our Website, we make available the following filings as soon as reasonably practicable after they are electronically filed with or furnished to the Securities and Exchange Commission (“SEC”): our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934. All such filings are available free of charge.

Products and Services

We sell scalable, standards-based networking products that address a wide range of customers’ business needs, including improving productivity, reducing costs, and gaining a competitive advantage. Our corresponding technology focus is on delivering networking products and systems that simplify customers’ infrastructures, offer integrated services, and are highly secure. Our products and services help customers build their own network infrastructures while providing tools to allow them to communicate with key stakeholders, including customers, prospects, business partners, suppliers, and employees.

Our products are used individually or in combination to connect computing devices to networks or computer networks with each other—whether they are within a building, across a campus, or around the world. Our breadth of product and service offerings enables us to offer a wide range of products and services to meet customer requirements. We also provide products and services that allow customers to transition their various networks to a single multiservice data, voice, and video network.

We refer to some of our products and technologies as Advanced Technologies, and we believe some of these Advanced Technologies may grow over time to become material contributors to our overall business. Each of these Advanced Technologies and our core switching and routing businesses builds upon our existing competencies. We have currently identified six Advanced Technologies for particular focus: home networking, IP telephony, optical networking, security, storage area networking, and wireless technology. We may identify additional Advanced Technologies for focus and investment in the future, and our investments in some presently identified Advanced Technologies may be curtailed or eliminated depending on market developments.

Over time, we believe that the Internet and the various networks associated with it, including corporate intranets, cable, broadband and dialup networks, and voice and video networks, will evolve to include embedded resources and the virtualization of applications and services to produce an integrated, intelligent system or, as we refer to it, an Intelligent Information Network. This is our vision for the evolution of networking from connectivity products to intelligent systems. In this evolving environment, we believe successful vendors will be capable of providing a broad spectrum of products aimed not at a particular technology platform but at solutions to networking problems that span all segments. As such, many of our strategic initiatives and investments are aimed at meeting the requirements that an Intelligent Information Network would demand. For a discussion of the risks associated with that strategy, please see the section of this report entitled “Risk Factors,” including the risk factor entitled “We depend upon the development of new products and enhancements to existing products, and if we fail to predict and respond to emerging technological trends and customers’ changing needs, our operating results and market share may suffer.” For information regarding sales of our major products and services, see Note 12 to the Consolidated Financial Statements in our 2004 Annual Report to Shareholders, which is incorporated into this report by reference.

Our offerings fall into several categories:

Routing

Routing technology is the foundation of a computer network. Routers interconnect computer networks, moving information (data, voice, and video) from one network to another. Our routing products offer features designed to increase the intelligence, security, reliability, and level of performance in the transmission of information. We offer a broad range of routers, from core backbone infrastructure at service providers to home network deployments.

Switching

Switching is another integral networking technology that is used in buildings and campuses to build local-area networks (LANs), across cities to build metropolitan-area networks (MANs), and across great distances to build wide-area networks (WANs). Our switching systems offer many forms of connectivity to end users, workstations, and servers and function as aggregators on LANs, MANs, and WANs. Our systems employ several widely used technologies including Ethernet, Gigabit Ethernet, 10 Gigabit Ethernet, Asynchronous Transfer Mode, and Packet over SONET.

Advanced Technologies

Home Networking

Home networking products connect, in a wired or wireless format, different devices in the household, allowing users to share Internet access, printers, music, movies, and games throughout the home. Our products include routers, network cards, media adapters, video cameras, USB adapters, and other products that enable customers to deploy networking in their homes or small office environments.

IP Telephony

We provide IP telephony products for transmitting voice communications over a network using an open, standards-based Internet Protocol (IP). Our IP telephony products use a single network infrastructure for the transmission of data, voice, and video traffic to deliver IP voice and fully integrated communications. IP telephony products provide a migration path to full IP communications by interoperating with existing systems.

Optical Networking

We provide optical networking products for both the enterprise and service provider markets. Our optical networking products provide an evolutionary path for telecommunications carriers from their existing infrastructures as well as giving newer carriers and enterprises the foundation and capability to offer and deploy cost-effective, multiservice networks that can support data, voice, and video. We support optical technologies such as Synchronous Optical Network/Synchronous Digital Hierarchy (SONET/SDH), Dense Wave Division Multiplexing (DWDM), and Coarse Wave Division Multiplexing (CWDM), which are used to scale optical bandwidth as high-bandwidth applications, such as Gigabit Ethernet and storage, become more commonplace.

Security

We provide a wide range of network security products and services that offer protection to critical information systems from unauthorized use, that defend against attack, and that minimize the effect of Internet-borne worms and viruses. As part of our Self-Defending Network strategy, we offer numerous network security technologies within our family of routers and switches, in standalone security appliances, and as host-based software agents with central management and analysis. Our network security product and service offerings are designed to help ensure the integrity of the information network, simplify operations, and lower total cost of ownership.

Storage Area Networking

We provide storage networking products that deliver standards-based connectivity between servers and storage systems, which can include products such as arrays and tape drives. Our products incorporate intelligent network features, such as advanced security, traffic management, virtualization, and tools that are designed to help make storing, retrieving, and protecting critical data across widely distributed environments more efficient.

Wireless Technology

We offer a broad variety of in-building wireless LAN and outdoor wireless bridging products. These products include access points, an integrated wireless and wireline switching system, wireless LAN client adapters, bridges, antennas, and accessories. Our wireless networking products are designed to provide high-performance, highly secure, manageable, and highly reliable wireless LANs that enable mobility and increase productivity.

Other Products

Our other products comprise primarily of access and network management software products as follows:

Access

Our access products give remotely located groups and individuals similar levels of connectivity and information access to achieve seamless connections for users whether they are located at a company’s head office, at home, or traveling. Asynchronous and Integrated Services Digital Network (ISDN) remote-access routers, dialup access servers, wireless solutions, digital subscriber line (DSL) technologies, and cable universal broadband routers provide telecommuters, mobile workers, students, and other users with remote network access.

Network Management Software

Our enterprise and service provider customers depend on our network management products to provide continuous system operation, security, configuration, monitoring, network optimization, and end-user management. Utilizing our embedded instrumentation, interfaces, and application services and a portfolio of carrier-class, large-scale management products, we offer network management solutions across our product lines. We aim to bring state-of-the-art management capabilities to a converged network management solution covering all our network technologies and services with a high level of inherent security, network intelligence, and high availability. Our network management products include developer kits, application programming interfaces, and services to support customer integration into legacy systems and the integration of third party products that complement our network management product portfolio.

Service

In addition to our product offerings, we provide a broad range of service offerings, including technical support services and advanced services. Technical support services are designed to help ensure that our products operate efficiently, remain highly available, and benefit from the most up-to-date system software. These services help customers to protect their network investments and minimize downtime for systems running mission-critical applications. Advanced services is a comprehensive program that provides responsive, preventive, and consultative support of our technologies for specific networking needs. The advanced services program supports networking devices, applications, and complete infrastructures.

Customers and Markets

Our customers’ networking needs are influenced by numerous factors, including the size of the organization, number and types of computer systems, geographic location, and the applications requiring communications. Our customer base is not concentrated in any particular industry. In each of the past three fiscal years, no single customer has accounted for 10 percent or more of our net sales. Our customers are primarily in the following markets:

Large Enterprise Businesses

We define large enterprise businesses generally as regional, national, or global organizations with 1,000 or more employees in multiple locations or branch offices. They have complex IT infrastructure and networking needs within a multivendor environment. Our large enterprise customers include government, education, and healthcare organizations and retail, finance, manufacturing, and transportation enterprises. Cisco creates and delivers solutions in collaboration with third-party application and hardware vendors and channel partners taking advantage of Cisco’s products and advanced technology solutions such as enterprise routing, switching, security, IP telephony, mobility, and storage. We also offer a wide variety of services, including service and support packages, financing, and managed service offerings through our service provider partners.

Service Providers

Service providers offer data, voice, and video communication services to businesses, governments, utilities, and consumers. They include regional, national, and international telecommunications carriers, as well as Internet, cable, and wireless service providers. Service providers use a variety of our routing, switching, optical, storage, security, and network management products in their own core networks. Compared to other end-user customers, service provider customers are more likely to require network design, deployment, and support services. Additionally, many service providers offer managed services incorporating our products into solutions for their residential, enterprise, and commercial customers.

Commercial

We define commercial customers primarily as small and medium-sized businesses having fewer than 1,000 employees and a need for networks of their own, as well as connection to the Internet and to business partners. However, these customers generally have limited resources and expertise in networking technology. Therefore, we attempt to provide products that are affordable and easy to install and use. The commercial market remains an area of potential growth for network adoption and deployment of intelligent network solutions.

Consumer

Consumer customers, primarily individuals and small office/home office (SOHO) businesses, have infrastructure and networking needs on a smaller scale. We offer products to consumers through our Linksys division.

Sales Overview

As of the end of fiscal 2004, our worldwide sales and marketing organization consisted of approximately 13,000 individuals, including managers, sales representatives, and technical support personnel. We have field sales offices in more than 60 countries and sell our products and services both directly and through a variety of channels with support from our sales force. A substantial portion of our products and services is sold through our channel partners and the remainder is sold through direct sales. Our channel partners include system integrators, service providers, other resellers, distributors, and retail partners.

System integrators and service providers typically sell directly to end users and often provide system installation, technical support, professional services, and other support services in addition to network equipment sales. System integrators also typically integrate our products into an overall solution and a number of service providers are also system integrators.

Distributors stock inventory and typically sell to system integrators, service providers, and other resellers. In addition, with the acquisition of the Linksys business, home networking products are generally sold through distributors and retail partners. We refer to sales through distributors and retail partners as our two-tier system of sales to the end customer. Revenue from distributors and retail partners is recognized based on a sell-through method using information provided by them. These distributors and retail partners are generally given business terms which allow them to return a portion of inventory, receive credits for changes in selling prices, and participate in various cooperative marketing programs.

For information regarding risks related to our channels, please see the section of this report entitled “Risk Factors,” including the risk factors entitled “Disruption of or changes in our distribution model or customer base could harm our sales and margins” and “Our inventory management relating to our sales to our two-tier distribution channel is complex, and excess inventory may harm our gross margins.”

Our service offerings complement our products via a range of consulting, technical, project, quality, and maintenance services, including 24-hour online and telephone support through technical assistance centers.

Cisco Systems Capital Corporation facilitates and provides lease and other financing to certain qualified customers for the purchase of equipment and other needs. For additional information regarding Cisco Systems Capital Corporation’s financing activities, see Note 6 to the Consolidated Financial Statements in our 2004 Annual Report to Shareholders, which is incorporated into this report by reference.

Acquisitions, Investments, and Alliances

The markets in which we compete require a wide variety of technologies, products, and capabilities. The combination of technological complexity and rapid change within our markets makes it difficult for a single company to develop all technological solutions that it desires to offer within its family of products and services. Through acquisitions, investments, and alliances we are able to deliver a broader range of products and services to customers in target markets.

We employ the following strategies to address the need for new or enhanced networking products and solutions: we develop new technologies and products internally; we enter into joint-development efforts with other companies; we resell other companies’ products; and we acquire all or parts of other companies.

Acquisitions

We have acquired many companies, and we expect to make future acquisitions. Mergers and acquisitions of high-technology companies are inherently risky, especially if the acquired company has yet to ship a product. No assurance can be given that our previous or future acquisitions will be successful or will not materially adversely affect our financial condition or operating results. Prior acquisitions have resulted in a wide range of outcomes, from successful introduction of new products and technologies to an inability to do so. The risks associated with acquisitions are more fully discussed in the section of this report entitled “Risk Factors,” including the risk factor entitled “We have made and expect to continue to make acquisitions that could disrupt our operations and harm our operating results.”

Investments in Privately Held Companies

In addition to passive portfolio investments, we make minority investments in privately held companies that develop technology or provide services that are complementary to our products or provide strategic value. The risks associated with these investments are more fully discussed in the section of the report entitled “Risk Factors,” including the risk factor entitled “We are exposed to fluctuations in the market values of our portfolio investments and in interest rates; impairment of our investments could harm our earnings.”

Strategic Alliances

We pursue strategic alliances with other companies in areas where collaboration can produce industry advancement and acceleration of new markets. The objectives and goals for a strategic alliance can include one or more of the following: technology exchange, product and solution development, joint sales and marketing, or new-market creation. Currently, we have strategic alliances with AT&T Corp.; BearingPoint, Inc.; Bell South Corporation; Cap Gemini S.A.; Electronic Data Systems Corporation; Hewlett-Packard Company; Intel Corporation; International Business Machines Corporation; Italtel SpA; Microsoft Corporation; Motorola, Inc.; SBC Communications, Inc.; and Sprint Corporation; among others.

Backlog

Our backlog at July 31, 2004, the last day of our 2004 fiscal year, was approximately $1.9 billion, compared with backlog of approximately $2.0 billion at July 26, 2003, the last day of our 2003 fiscal year. Backlog includes orders confirmed with a purchase order for products scheduled to be shipped within 90 days to customers with approved credit status. Because of the generally short cycle between order and shipment and occasional customer changes in delivery schedules or cancellation of orders (which are made without significant penalty), we do not believe that our backlog, as of any particular date, is necessarily indicative of actual net sales for any future period.

Competition

We compete in the networking and communications equipment markets, providing products and services for transporting data, voice, and video traffic across intranets, extranets, and the Internet. These markets are characterized by rapid change, converging technologies, and a migration to networking solutions that offer superior advantages. These market factors represent both an opportunity and a competitive threat to us. We compete with numerous vendors in each product category. The overall number of our competitors providing niche product solutions may increase. Also, the identity and composition of competitors may change as we increase our activity in our Advanced Technology markets. As we continue to expand our sales globally, we may see new competitors in different geographic regions, especially Asia.

Our competitors include 3Com; Alcatel; Avaya; Avici Systems; Brocade Communications Systems, Inc.; Check Point Software Technologies; Ciena; D-Link Systems, Inc.; Dell; Enterasys Networks; Extreme Networks; Force10 Networks, Inc.; Foundry Networks; Fujitsu; Hewlett-Packard Company; Huawei Technologies; Juniper Networks; Lucent; McDATA Corporation; NETGEAR, Inc.; Nokia; Nortel Networks; Redback Networks; Siemens AG; and Sycamore Networks; among others.

Some of these companies compete across many of our product lines, while others are primarily focused in a specific product area.

Barriers to entry are relatively low, and new ventures to create products that do or could compete with our products are regularly formed. In addition, some of our competitors may have greater resources, including technical and engineering resources, than we do. As we expand into new markets, we will face competition not only from our existing competitors but from other competitors, including existing companies with strong technological, marketing, and sales positions in those markets. We also sometimes face competition from resellers and distributors of our products.

The principal competitive factors in the markets in which we presently compete and may compete in the future include:

•	The ability to provide a broad range of networking products and services

•	Product performance

•	Price

•	The ability to introduce new products with price/performance advantages

•	The ability to provide value-added features such as security, reliability, and investment protection

•	Conformance to standards

•	Market presence

•	The ability to provide financing

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

Research and Development

We regularly seek to introduce new products and features in areas including, routers, switches, Advanced Technologies, and other product technologies.

The industry in which we compete is subject to rapid technological developments, evolving industry standards, changes in customer requirements, and new product introductions and enhancements. As a result, our success, in part, depends upon our ability, on a cost-effective and timely basis, to continue to enhance our existing products and to develop and introduce new products that improve performance and reduce total cost of ownership. In order to achieve these objectives, our management and engineering personnel work with customers to identify and respond to customer needs, as well as with other innovators of internetworking products, including universities, laboratories, and corporations. We also expect to continue to make acquisitions and investments where appropriate to provide us with access to new technologies. We intend to continue developing products that meet key industry standards and to support important protocol standards as they emerge. Still, there can be no assurance that we will be able to successfully develop products to address new customer requirements and technological changes or that such products will achieve market acceptance.

Our research and development expenditures were $3.2 billion, $3.1 billion, and $3.4 billion in fiscal 2004, 2003, and 2002, respectively. All of our expenditures for research and development costs, as well as in-process research and development of $3 million, $4 million, and $65 million in fiscal 2004, 2003, and 2002, respectively, have been expensed as incurred.

Manufacturing

We primarily employ an outsourced manufacturing strategy that relies on contract manufacturers for manufacturing services. Our manufacturing operations primarily consist of quality assurance of materials and components, subassemblies, final assembly, and testing of products. We presently use a variety of independent third-party companies to provide services related to printed circuit board assembly, in-circuit test, and product repair as well as product assembly. Proprietary software on electronically programmable memory chips is installed in our systems in order to configure products to customer needs and to maintain quality control and security. The manufacturing process enables us to configure the hardware and software in unique combinations to meet a wide variety of individual customer requirements. We also use automated testing equipment and burn-in procedures, as well as comprehensive inspection, testing, and statistical process controls that are designed to help ensure the quality and reliability of our products. The manufacturing processes and procedures are generally ISO 9001 or ISO 9003 certified.

Our arrangements with contract manufacturers generally provide for quality, cost, and delivery requirements, as well as manufacturing process terms, such as continuity of supply, inventory management, flexibility regarding capacity, quality and cost management, oversight of manufacturing, and conditions for use of our intellectual property. We have not entered into any significant long-term contracts with any manufacturing service provider. We generally have the option to renew arrangements on an as-needed basis, primarily annually. These arrangements generally do not commit us to purchase any particular amount or any quantities beyond certain amounts covered by orders or forecasts that we submit covering discrete periods of time.

Patents, Intellectual Property, and Licensing

We seek to establish and maintain our proprietary rights in our technology and products through the use of patents, copyrights, trademarks, and trade secret laws. We have a program to file applications for and obtain patents, copyrights, and trademarks in the United States and in selected foreign countries where we believe filing for such protection is appropriate. We also seek to maintain our trade secrets and confidential information by nondisclosure policies and through the use of appropriate confidentiality agreements. We have obtained a substantial number of patents and trademarks in the United States and in other countries. There can be no assurance, however, that the rights thereby obtained can be successfully enforced against competitive products in every jurisdiction. Although we believe the protection afforded by our patents, copyrights, trademarks, and trade secrets has value, the rapidly changing technology in the networking industry and uncertainties in the legal process make our future success dependent primarily on the innovative skills, technological expertise, and management abilities of our employees rather than on the protection afforded by patent, copyright, trademark, and trade secret laws.

Many of our products are designed to include software or other intellectual property licensed from third parties. While it may be necessary in the future to seek or renew licenses relating to various aspects of our products, we believe, based upon past experience and standard industry practice, that such licenses generally could be obtained on commercially reasonable terms. Nonetheless, there can be no assurance that the necessary licenses would be available on acceptable terms, if at all. Our inability to obtain certain licenses or other rights or to obtain such licenses or rights on favorable terms, or the need to engage in litigation regarding these matters, could have a material adverse effect on our business, operating results, and financial condition. Moreover, inclusion in our products of software or other intellectual property licensed from third parties on a nonexclusive basis can limit our ability to protect our proprietary rights in our products.

The industry in which we compete is characterized by rapidly changing technology, a large number of patents, and frequent claims and related litigation regarding patent and other intellectual property rights. There can be no assurance that our patents and other proprietary rights will not be challenged, invalidated, or circumvented; that others will not assert intellectual property rights to technologies that are relevant to us; or that our rights will give us a competitive advantage. In addition, the laws of some foreign countries may not protect our proprietary rights to the same extent as the laws of the United States. The risks associated with patents and intellectual property are more fully discussed in the section of this report entitled “Risk Factors,” including the risk factors entitled “Our proprietary rights may prove difficult to enforce,” “We may be found to infringe on intellectual property rights of others,” and “We rely on the availability of third party licenses.”

Employees

As of July 31, 2004, we employed more than 34,000 employees, including approximately 6,000 in manufacturing and service, approximately 12,000 in engineering, approximately 13,000 in sales and marketing, and approximately 3,000 in finance and administration. Approximately 9,600 employees are in locations outside the United States. We consider the relationships with our employees to be positive. Competition for technical personnel in the industry in which we compete is intense. We believe that our future success depends in part on our continued ability to hire, assimilate, and retain qualified personnel. To date, we believe that we have been successful in recruiting qualified employees, but there is no assurance that we will continue to be successful in the future.

Risk Factors

Set forth below and elsewhere in this report and in other documents we file with the SEC are risks and uncertainties that could cause actual results to differ materially from the results contemplated by the forward-looking statements contained in this report.

OUR OPERATING RESULTS MAY FLUCTUATE IN FUTURE PERIODS, WHICH MAY ADVERSELY AFFECT OUR STOCK PRICE

Our operating results have been in the past, and will continue to be, subject to quarterly and annual fluctuations as a result of numerous factors. These factors include:

•	Fluctuations in demand for our products and services, especially with respect to Internet businesses and telecommunications service providers

•	Changes in sales and implementation cycles for our products and reduced visibility into our customers’ spending plans and associated revenue

•	Our ability to maintain appropriate inventory levels and purchase commitments

•	Price and product competition in the communications and networking industries, which can change rapidly due to technological innovation

•	The overall movement toward industry consolidation among both our competitors and our customers

•	The introduction and market acceptance of new technologies and products and our success in new markets, as well as the adoption of new networking standards

•	Variations in sales channels, product costs, or mix of products sold

•	The timing, size, and mix of orders from customers

•	Manufacturing lead times

•	Fluctuations in our gross margins, and the factors that contribute to this as described below

•	Our ability to achieve targeted cost reductions

•	The ability of our customers, channel partners, and suppliers to obtain financing or to fund capital expenditures

•	The timing and amount of employer payroll tax to be paid on employees’ gains on stock options exercised

•	Actual events, circumstances, outcomes, and amounts differing from judgments, assumptions, and estimates used in determining the values of certain assets (including the amounts of related valuation allowances), liabilities, and other items reflected in our Consolidated Financial Statements

•	How well we execute on our strategy and operating plans

•	Changes in accounting rules, such as recording expenses for employee stock option grants

As a consequence, operating results for a particular future period are difficult to predict, and, therefore, prior results are not necessarily indicative of results to be expected in future periods. Any of the foregoing factors, or any other factors discussed elsewhere herein, could have a material adverse effect on our business, results of operations, and financial condition that could adversely affect our stock price.

OUR OPERATING RESULTS MAY BE ADVERSELY AFFECTED BY THE UNCERTAIN GEOPOLITICAL ENVIRONMENT AND UNFAVORABLE ECONOMIC AND MARKET CONDITIONS

Economic conditions worldwide have contributed to recent slowdowns in the communications and networking industries and may continue to impact our business, resulting in:

•	Reduced demand for our products as a result of continued constraints on information technology-related capital spending by our customers, particularly service providers

•	Increased price competition for our products, not only from our competitors but also as a consequence of customers disposing of unutilized products

•	Risk of excess and obsolete inventories

•	Excess facilities and manufacturing capacity

•	Higher overhead costs as a percentage of revenues

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

OUR REVENUES FOR A PARTICULAR PERIOD ARE DIFFICULT TO PREDICT, AND A SHORTFALL IN REVENUES MAY HARM OUR OPERATING RESULTS

As a result of a variety of factors discussed in this report, our revenues for a particular quarter are difficult to predict. Our net sales may grow at a slower rate than in past periods and may decline. Our ability to meet financial expectations could also be adversely affected if the nonlinear sales pattern seen in some of our past quarters recurs in future periods. We have experienced periods of time during which shipments have exceeded net bookings or manufacturing issues have delayed shipments, leading to nonlinearity in shipping patterns. In addition to making it difficult to predict revenues for a particular period, nonlinearity in shipping can increase costs, as irregular shipment patterns result in periods of underutilized capacity and periods when overtime expenses may be incurred, as well as leading to additional costs arising out of inventory management. In addition, to the extent that manufacturing issues and any related component shortages result in delayed shipments in the future, and particularly in periods when we and our contract manufacturers are operating at higher levels of capacity, it is possible that revenues for a quarter could be adversely affected if such matters are not remediated within the same quarter.

In addition, to improve customer satisfaction, we continue to attempt to improve our manufacturing lead time performance, which may result in corresponding reductions in order backlog. A decline in backlog levels could result in more variability and less predictability in our quarter-to-quarter net sales and operating results. Long manufacturing lead times have caused our customers in the past to place the same order multiple times within our various sales channels and to cancel the duplicative orders upon receipt of the product or to place orders with other vendors with shorter manufacturing lead times. Such multiple ordering (along with other factors) may cause difficulty in predicting our sales and, as a result, could impair our ability to manage parts inventory effectively.

We plan our operating expense levels based primarily on forecasted revenue levels. These expenses and the impact of long-term commitments are relatively fixed in the short term. A shortfall in revenue could lead to operating results being below expectations as we may not be able to quickly reduce these fixed expenses in response to short term business changes.

Any of the above factors could have a material adverse impact on our operations and financial results.

WE EXPECT GROSS MARGIN TO VARY OVER TIME AND OUR RECENT LEVEL OF PRODUCT GROSS MARGIN MAY NOT BE SUSTAINABLE

Our recent level of product gross margins may not be sustainable and may be adversely affected in the future by numerous factors, including:

•	Changes in customer, geographic, or product mix, including mix of configurations within each product group

•	Increases in material or labor costs

•	Excess inventory

•	Obsolescence charges

•	Changes in shipment volume

•	Loss of cost savings due to changes in component pricing or charges incurred due to inventory holding periods if parts ordering does not correctly anticipate product demand

•	Increased price competition

•	Changes in distribution channels

•	Increased warranty costs

•	How well we execute on our strategy and operating plans

•	Introduction of new products or entering new markets and different pricing and cost structures of new markets

Changes in service gross margin may result from various factors such as changes in the mix between technical support services and advanced services, as well as the timing of technical support service contract initiations and renewals.

DISRUPTION OF OR CHANGES IN OUR DISTRIBUTION MODEL OR CUSTOMER BASE COULD HARM OUR SALES AND MARGINS

If we fail to manage distribution of our products and services properly, or if our distributors’ financial condition or operations weaken, our revenues and gross margins could be adversely affected. Furthermore, a change in the mix of our customers between service provider and enterprise, or a change in the mix of direct and indirect sales, could adversely affect our revenues and gross margins.

A substantial portion of our products and services is sold through our channel partners and the remainder is sold through direct sales. Our channel partners include system integrators, service providers, other resellers, distributors, and retail partners. System integrators and service providers typically sell directly to end users and often provide system installation, technical support, professional services, and other support services in addition to network equipment sales. System integrators also typically integrate our products into an overall solution, and a number of service providers are also system integrators. Distributors stock inventory and typically sell to system integrators, service providers, and other resellers. In addition, with the acquisition of the Linksys business, home networking products are generally sold through distributors and retail partners. We refer to sales through distributors and retail partners as our two-tier system of sales to the end customer. Revenue from distributors and retail partners is recognized based on a sell-through method using information provided by them. These distributors and retail partners are generally given business terms, which allow them to return a portion of inventory, receive credits for changes in selling prices, and participate in various cooperative marketing programs. If sales through indirect channels increase, this may lead to greater difficulty in forecasting the mix of our products and, to a certain degree, the timing of orders from our customers.

Historically, we have seen fluctuations in our gross margins based on changes in the balance of our distribution channels. Although variability to date has not been significant, there can be no assurance that changes in the balance of our distribution model in future periods would not have an adverse effect on our gross margins and profitability.

Some factors could result in disruption of or changes in our distribution model or customer base, which could harm our sales and margins, including the following:

•	We compete with some of our channel partners through our direct sales, which may lead these channel partners to use other suppliers that do not directly sell their own products

•	Some of our channel partners may demand that we absorb a greater share of the risks that their customers may ask them to bear

•	Some of our channel partners may have insufficient financial resources and may not be able to withstand changes in business conditions

•	As we develop more solution-oriented products, enterprise customers may demand rigorous acceptance testing or prime contracting similar to the requirements of our service provider customers

OUR INVENTORY MANAGEMENT RELATING TO OUR SALES TO OUR TWO-TIER DISTRIBUTION CHANNEL IS COMPLEX, AND EXCESS INVENTORY MAY HARM OUR GROSS MARGINS

We must manage our inventory relating to sales to our distributors and retail partners effectively, because inventory held by them could affect our results of operations. Our distributors and retail partners may increase orders during periods of product shortages, cancel orders if their inventory is too high, or delay orders in anticipation of new products. They also may adjust their orders in response to the supply of our products and the products of our competitors that are available to them and in response to seasonal fluctuations in end user demand. Revenue to our distributors and retail partners is recognized based on a sell-through method using information provided by them, and they are generally given business terms that allow them to return a portion of inventory, receive credits for changes in selling price, and participate in various cooperative marketing programs. In addition, due to the expansion of our product line breadth and continued need for higher inventory levels of certain subassemblies of high-demand products in order to manage customer lead times, our inventory levels have increased in recent periods. We may continue to see these higher inventories in the shorter term. Inventory management remains an area of focus as we balance the need to maintain strategic inventory levels to ensure competitive lead times against the risk of inventory obsolescence because of rapidly changing technology and customer requirements. If we ultimately determine that we have excess inventory, we may have to reduce our prices and write-down inventory, which in turn could result in lower gross margins.

SALES TO THE SERVICE PROVIDER MARKET ARE ESPECIALLY VOLATILE, AND CONTINUED DECLINES OR DELAYS IN SALES ORDERS FROM THIS INDUSTRY MAY HARM OUR OPERATING RESULTS AND FINANCIAL CONDITION

Sales to the service provider market have been characterized by large and often sporadic purchases with longer sales cycles. We have experienced significant decreases in sales to service providers as market conditions have changed. Sales activity in this industry depends upon the stage of completion of expanding network infrastructures; the availability of funding; and the extent that service providers are affected by regulatory, economic, and business conditions in the country of operations. Although some service providers may be increasing capital expenditures over the depressed levels that have prevailed over the last few years, continued declines or delays in orders from this industry could have a material adverse effect on our business, operating results, and financial condition. The recent slowdown in the general economy, overcapacity, changes in the service provider market, and constraints on capital availability have had a material adverse effect on many of our service provider customers, with many of such customers going out of business or substantially reducing their expansion plans. These conditions have materially harmed our business and operating results, and we expect that some or all of these conditions may continue for the foreseeable future. Finally, service provider customers typically have longer implementation cycles; require a broader range of service including design services; demand that vendors take on a larger share of risks; often require acceptance provisions, which can lead to a delay in revenue recognition; and expect financing from vendors. All these factors can add further risk to business conducted with service providers.

A SHORTAGE OF ADEQUATE COMPONENT SUPPLY OR MANUFACTURING CAPACITY COULD INCREASE OUR COSTS OR CAUSE A DELAY IN OUR ABILITY TO FULFILL ORDERS, AND OUR FAILURE TO ESTIMATE CUSTOMER DEMAND PROPERLY MAY RESULT IN EXCESS OR OBSOLETE COMPONENT SUPPLY, WHICH COULD ADVERSELY AFFECT OUR GROSS MARGINS

Our growth and ability to meet customer demands depend in part on our ability to obtain timely deliveries of parts from our suppliers and contract manufacturers. We have experienced component shortages in the past, including shortages caused by manufacturing process issues, which have affected our operations. We may in the future experience a shortage of certain component parts as a result of our own manufacturing process issues, manufacturing process issues at our suppliers or contract manufacturers, capacity problems experienced by our suppliers or contract manufacturers, or strong demand in the industry for those parts, especially if the economy grows. Growth in the economy is likely to create greater pressures on us and our suppliers to accurately project overall component demand and component demands within specific product categories and to establish optimal component levels. If shortages or delays persist, the price of these components may increase, or the components may not be available at all, and we may also encounter shortages if we do not accurately anticipate our needs. We may not be able to secure enough components at reasonable prices or of acceptable quality to build new products in a timely manner in the quantities or configurations needed. Accordingly, our revenues and gross margins could suffer until other sources can be developed. Our operating results would also be adversely affected if, anticipating greater demand than actually develops, we commit to the purchase of more components than we need. There can be no assurance that we will not encounter these problems in the future. Although in many cases we use standard parts and components for our products, certain components are presently available only from a single source or limited sources. We may not be able to diversify sources in a timely manner, which could harm our ability to deliver products to customers and seriously impact present and future sales.

We believe that we may be faced with the following challenges in the future:

•	New markets in which we participate may grow quickly, which may make it difficult to quickly obtain significant component capacity

•	As we acquire companies and new technologies, we are dependent, at least initially, on unfamiliar supply chains or relatively small supply partners

•	We face competition for certain components, which are supply constrained, from existing competitors and companies in other markets

Manufacturing capacity and component supply constraints could be significant issues for us. We purchase components from a variety of suppliers and use several contract manufacturers to provide manufacturing services for our products. During the normal course of business, in order to improve manufacturing lead time performance and to help assure adequate component supply, we enter into agreements with contract manufacturers and suppliers that either allow them to procure inventory based upon criteria as defined by us or that establish the parameters defining our requirements. In certain instances, these agreements allow us the option to cancel, reschedule, and adjust our requirements based on our business needs prior to firm orders being placed. If we fail to anticipate customer demand properly, an oversupply of parts could result in excess or obsolete components that could adversely affect our gross margins. For additional information regarding our purchase commitments, see Note 8 to the Consolidated Financial Statements in our 2004 Annual Report to Shareholders. A reduction or interruption in supply; a significant increase in the price of one or more components; a failure to adequately authorize procurement of inventory by our contract manufacturers; a failure to appropriately cancel, reschedule, or adjust our requirements based on our business needs; or a decrease in demand for products could materially adversely affect our business, operating results, and financial condition and could materially damage customer relationships. Furthermore, as a result of binding price or purchase commitments with suppliers, we may be obligated to purchase components at prices that are higher than those available in the current market. In the event that we become committed to purchase components at prices in excess of the current market price when the components are actually used, our gross margins could decrease.

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

THE MARKETS IN WHICH WE COMPETE ARE INTENSELY COMPETITIVE, WHICH COULD ADVERSELY AFFECT OUR REVENUE GROWTH

For information regarding our competition and the risks arising out of the competitive environment in which we operate, see the section entitled “Competition” contained in Item 1 of this report.

WE DEPEND UPON THE DEVELOPMENT OF NEW PRODUCTS AND ENHANCEMENTS TO EXISTING PRODUCTS, AND IF WE FAIL TO PREDICT AND RESPOND TO EMERGING TECHNOLOGICAL TRENDS AND CUSTOMERS’ CHANGING NEEDS, OUR OPERATING RESULTS AND MARKET SHARE MAY SUFFER

The markets for our products are characterized by rapidly changing technology, evolving industry standards, new product introductions, and evolving methods of building and operating networks. Our operating results depend on our ability to develop and introduce new products into existing and emerging markets and to reduce the production costs of existing products. We believe that the Internet and the various networks associated with it, including corporate intranets, cable, broadband and dialup networks, voice and video networks, will evolve to include embedded resources and the virtualization of applications and services to produce an integrated, intelligent system, or as we refer to it, an Intelligent Information Network. This is our vision for the evolution of networking from connectivity products to intelligent systems. As such, many of our strategic initiatives and investments are aimed at meeting the requirements that an Intelligent Information Network would demand. The process of developing new technology is complex and uncertain, and if we fail to accurately predict customers’ changing needs and emerging technological trends, our business could be harmed. We must commit significant resources to developing new products before knowing whether our investments will result in products the market will accept. In particular, if our model of the evolution of networking from connectivity products to intelligent systems does not emerge as we believe it will, many of our strategic initiatives and investments may be of no or limited value. Furthermore, we may not execute successfully on that vision because of errors in product planning or timing, technical hurdles that we fail to overcome in a timely fashion, or a lack of appropriate resources. This could result in competitors providing those solutions before we do and loss of market share, revenues, and earnings. The success of new products is dependent on several factors, including proper new product definition, component costs, timely completion and introduction of these products, differentiation of new products from those of our competitors, and market acceptance of these products. There can be no assurance that we will successfully identify new product opportunities, develop and bring new products to market in a timely manner, or achieve market acceptance of our products or that products and technologies developed by others will not render our products or technologies obsolete or noncompetitive. Specifically, the products and technologies that we have identified as “Advanced Technologies” may not prove to have the market success we anticipate, and we may not successfully identify and invest in other advanced technologies.

OUR BUSINESS SUBSTANTIALLY DEPENDS UPON THE CONTINUED GROWTH OF THE INTERNET AND INTERNET-BASED SYSTEMS

A substantial portion of our business and revenue depends on growth of the Internet and on the deployment of our products by customers who depend on the continued growth of the Internet. As a result of the recent economic slowdown and reduction in capital spending, which have particularly affected telecommunications service providers, spending on Internet infrastructure declined, which has materially harmed our business. To the extent that the economic slowdown and reduction in capital spending continue to adversely affect spending on Internet infrastructure, we could continue to experience material harm to our business, operating results, and financial condition.

Because of the rapid introduction of new products and changing customer requirements related to matters such as cost-effectiveness and security, we believe that there could be certain performance problems with Internet communications in the future, which could receive a high degree of publicity and visibility. As we are a large supplier of networking products, our business, operating results, and financial condition may be materially adversely affected, regardless of whether or not these problems are due to the performance of our own products. Such an event could also result in a material adverse effect on the market price of our common stock independent of direct effects on our business.

CHANGES IN INDUSTRY STRUCTURE AND MARKET CONDITIONS COULD LEAD TO CHARGES RELATED TO DISCONTINUANCES OF CERTAIN OF OUR PRODUCTS OR BUSINESSES AND ASSET IMPAIRMENTS

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

WE HAVE MADE AND EXPECT TO CONTINUE TO MAKE ACQUISITIONS THAT COULD DISRUPT OUR OPERATIONS AND HARM OUR OPERATING RESULTS

Our growth is dependent upon market growth, our ability to enhance our existing products, and our ability to introduce new products on a timely basis. We intend to continue to address the need to develop new products and enhance existing products through acquisitions of other companies, product lines, technologies, and personnel. Acquisitions involve numerous risks, including the following:

•	Difficulties in integrating the operations, technologies, products, and personnel of the acquired companies

•	Diversion of management’s attention from normal daily operations of the business

•	Potential difficulties in completing projects associated with in-process research and development

•	Difficulties in entering markets in which we have no or limited direct prior experience and where competitors in such markets have stronger market positions

•	Initial dependence on unfamiliar supply chains or relatively small supply partners

•	Insufficient revenues to offset increased expenses associated with acquisitions

•	The potential loss of key employees of the acquired companies

Acquisitions may also cause us to:

•	Issue common stock that would dilute our current shareholders’ percentage ownership

•	Assume liabilities

•	Record goodwill and nonamortizable intangible assets that will be subject to impairment testing on a regular basis and potential periodic impairment charges

•	Incur amortization expenses related to certain intangible assets

•	Incur large and immediate write-offs and restructuring and other related expenses

•	Become subject to intellectual property or other litigation

Mergers and acquisitions of high-technology companies are inherently risky, and no assurance can be given that our previous or future acquisitions will be successful and will not materially adversely affect our business, operating results, or financial condition. Failure to manage and successfully integrate acquisitions could materially harm our business and operating results. Prior acquisitions have resulted in a wide range of outcomes, from successful introduction of new products and technologies to an inability to do so. Even when an acquired company has already developed and marketed products, there can be no assurance that product enhancements will be made in a timely fashion or that preacquisition due diligence will have identified all possible issues that might arise with respect to such products.

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

ENTRANCE INTO NEW OR DEVELOPING MARKETS EXPOSES US TO ADDITIONAL COMPETITION AND WILL LIKELY INCREASE DEMANDS ON OUR SERVICE AND SUPPORT OPERATIONS

As we focus on new market opportunities—for example, storage; wireless; security; and transporting data, voice, and video traffic across the same network—we will increasingly compete with large telecommunications equipment suppliers as well as startup companies. Several of our competitors may have greater resources, including technical and engineering resources, than we do. Additionally, as customers in these markets complete infrastructure deployments, they may require greater levels of service, support, and financing than we have provided in the past. Demand for these types of service or financing contracts may increase in the future. There can be no assurance that we can provide products, service, support, and financing to effectively compete for these market opportunities. Further, provision of greater levels of services by us may result in a delay in the timing of revenue recognition. In addition, entry into other markets, including our recent entry into the consumer market, has subjected and will subject us to additional risks, particularly to those markets, including the effects of general market conditions and reduced consumer confidence.

PRODUCT QUALITY PROBLEMS COULD LEAD TO REDUCED REVENUES, GROSS MARGINS, AND NET INCOME

We produce highly complex products that incorporate leading-edge technology, including both hardware and software. Software typically contains bugs that can unexpectedly interfere with expected operations. There can be no assurance that our preshipment testing programs will be adequate to detect all defects, either ones in individual products or ones that could affect numerous shipments, which might interfere with customer satisfaction, reduce sales opportunities, or affect gross margins. In the past, we have had to replace certain components and provide remediation in response to the discovery of defects or bugs in products that we had shipped. While the cost of such remediation has not been material in the past, there can be no assurance that such a remediation, depending on the product involved, would not have a material impact. An inability to cure a product defect could result in the failure of a product line, temporary or permanent withdrawal from a product or market, damage to our reputation, inventory costs, or product reengineering expenses, any of which could have a material impact on revenues, margins, and net income.

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

DUE TO THE GLOBAL NATURE OF OUR OPERATIONS, POLITICAL OR ECONOMIC CHANGES OR OTHER FACTORS IN A SPECIFIC COUNTRY OR REGION COULD HARM OUR COSTS, EXPENSES, AND FINANCIAL CONDITION

We conduct significant sales and customer support operations in countries outside of the United States and also depend on non-U.S. operations of our contract manufacturers and our distribution partners. For fiscal 2004, we derived 49.3% of our revenues from sales outside the United States. Accordingly, our future results could be materially adversely affected by a variety of uncontrollable and changing factors, including, among others, foreign currency exchange rates; political or social unrest or economic instability in a specific country or region; trade protection measures and other regulatory requirements, which may affect our ability to import or export our products from various countries; political considerations that affect service provider and government spending patterns; health or similar issues, such as the outbreak of Severe Acute Respiratory Syndrome (SARS) in Asia; difficulties in staffing and managing international operations; and adverse tax consequences, including imposition of withholding or other taxes on payments by subsidiaries. Any or all of these factors could have a material adverse impact on our costs, expenses, and financial condition.

WE ARE EXPOSED TO FLUCTUATIONS IN CURRENCY EXCHANGE RATES THAT COULD NEGATIVELY IMPACT OUR FINANCIAL RESULTS AND CASH FLOWS

Because a significant portion of our business is conducted outside the United States, we face exposure to adverse movements in foreign currency exchange rates. These exposures may change over time as business practices evolve and could have a material adverse impact on our financial results and cash flows. Historically, our primary exposures have related to nondollar-denominated sales in Japan, Canada, and Australia and certain nondollar-denominated operating expenses in Europe, Latin America, and Asia, where we sell primarily in U.S. dollars. Additionally, we have exposures to emerging market currencies, which can have extreme currency volatility. An increase in the value of the dollar could increase the real cost to our customers of our products in those markets outside the United States where we sell in dollars, and a weakened dollar could increase the cost of local operating expenses and procurement of raw materials to the extent we must purchase components in foreign currencies.

Currently, we enter into foreign exchange forward contracts to minimize the short-term impact of foreign currency fluctuations on certain foreign currency receivables, investments, and payables. In addition, we periodically hedge anticipated foreign currency cash flows. Our attempts to hedge against these risks may not be successful, resulting in an adverse impact on our net income.

WE ARE EXPOSED TO THE CREDIT RISK OF SOME OF OUR CUSTOMERS AND TO CREDIT EXPOSURES IN WEAKENED MARKETS, WHICH COULD RESULT IN MATERIAL LOSSES

Most of our sales are on an open credit basis, with typical payment terms of 30 days in the United States and, because of local customs or conditions, longer in some markets outside the United States. We monitor individual customer payment capability in granting such open credit arrangements, seek to limit such open credit to amounts we believe the customers can pay, and maintain reserves we believe are adequate to cover exposure for doubtful accounts. Beyond our open credit arrangements, we have also experienced demands for customer financing and facilitation of leasing arrangements. We expect demand for customer financing to continue. We believe customer financing is a competitive factor in obtaining business, particularly in supplying customers involved in significant infrastructure projects. Our loan financing arrangements may include not only financing the acquisition of our products and services but also providing additional funds for other costs associated with network installation and integration of our products and services and for working capital purposes. We do not recognize revenue on structured loan financing arrangements until cash payments are received.

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

A portion of our sales is derived through our distributors and retail partners. These distributors and retail partners are generally given business terms which allow them to return a portion of inventory, receive credits for changes in selling prices, and participate in various cooperative marketing programs. We maintain estimated accruals and allowances for such business terms. However, distributors tend to have more limited financial resources than other resellers and end-user customers and therefore represent potential sources of increased credit risk because they may be more likely to lack the reserve resources to meet payment obligations.

OUR PROPRIETARY RIGHTS MAY PROVE DIFFICULT TO ENFORCE

We generally rely on patents, copyrights, trademarks, and trade secret laws to establish and maintain proprietary rights in our technology and products. While we have been issued numerous patents, and other patent applications are currently pending, there can be no assurance that any of these patents or other proprietary rights will not be challenged, invalidated, or circumvented or that our rights will in fact provide competitive advantages to us. Furthermore, many key aspects of networking technology are governed by industry-wide standards, which are usable by all market entrants. In addition, there can be no assurance that patents will be issued from pending applications or that claims allowed on any patents will be sufficiently broad to protect our technology. In addition, the laws of some foreign countries may not protect our proprietary rights to the same extent as do the laws of the United States. The outcome of any actions taken in these foreign countries may be different than if such actions were determined under the laws of the United States. While we are not dependent on any individual patents or group of patents for particular segments of the business for which we compete, if we are unable to protect our proprietary rights to the totality of the features (including aspects of products protected other than by patent rights) in a market, we may find ourselves at a competitive disadvantage to others who need not incur the substantial expense, time, and effort required to create the innovative products that have enabled us to be successful.

WE MAY BE FOUND TO INFRINGE ON INTELLECTUAL PROPERTY RIGHTS OF OTHERS

Third parties, including customers, have in the past and may in the future assert claims or initiate litigation related to exclusive patent, copyright, trademark, and other intellectual property rights to technologies and related standards that are relevant to us. These assertions have increased over time as a result of our growth and the general increase in the pace of patent claims assertions, particularly in the United States. Because of the existence of a large number of patents in the networking field, the secrecy of some pending patents, and the rapid rate of issuance of new patents, it is not economically practical or even possible to determine in advance whether a product or any of its components infringes or will infringe the patent rights of others. The asserted claims and/or initiated litigation can include claims against us or our manufacturers, suppliers, or customers, alleging infringement of their proprietary rights with respect to our existing or future products or components of those products. Regardless of the merit of these claims, they can be time-consuming, result in costly litigation and diversion of technical and management personnel, or require us to develop a noninfringing technology or enter into license agreements. Where claims are made by customers, resistance even to unmeritorious claims could damage customer relationships. There can be no assurance that licenses will be available on acceptable terms and conditions, if at all, or that our indemnification by our suppliers will be adequate to cover our costs if a claim were brought directly against us or our customers. Furthermore, because of the potential for high court awards that are not necessarily predictable, it is not unusual to find even arguably unmeritorious claims settled for significant amounts. If any infringement or other intellectual property claim made against us by any third party is successful, or if we fail to develop noninfringing technology or license the proprietary rights on commercially reasonable terms and conditions, our business, operating results, and financial condition could be materially and adversely affected.

Our exposure to risks associated with the use of intellectual property may be increased as a result of acquisitions, as we have a lower level of visibility into the development process with respect to such technology or the care taken to safeguard against infringement risks. Further, in the past, third parties have made infringement and similar claims after we have acquired technology that had not been asserted prior to our acquisition.

WE RELY ON THE AVAILABILITY OF THIRD-PARTY LICENSES

Many of our products are designed to include software or other intellectual property licensed from third parties. It may be necessary in the future to seek or renew licenses relating to various aspects of these products. There can be no assurance that the necessary licenses would be available on acceptable terms, if at all. The inability to obtain certain licenses or other rights or to obtain such licenses or rights on favorable terms, or the need to engage in litigation regarding these matters, could have a material adverse effect on our business, operating results, and financial condition. Moreover, the inclusion in our products of software or other intellectual property licensed from third parties on a nonexclusive basis could limit our ability to protect our proprietary rights in our products.

OUR OPERATING RESULTS AND FUTURE PROSPECTS COULD BE MATERIALLY HARMED BY UNCERTAINTIES OF REGULATION OF THE INTERNET

Currently, few laws or regulations apply directly to access or commerce on the Internet. We could be materially adversely affected by regulation of the Internet and Internet commerce in any country where we operate. Such regulations could include matters such as voice over the Internet or using IP, encryption technology, sales taxes on Internet product sales, and access charges for Internet service providers. The adoption of regulation of the Internet and Internet commerce could decrease demand for our products and, at the same time, increase the cost of selling our products, which could have a material adverse effect on our business, operating results, and financial condition.

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

FAILURE TO RETAIN AND RECRUIT KEY PERSONNEL WOULD HARM OUR ABILITY TO MEET KEY OBJECTIVES

Our success has always depended in large part on our ability to attract and retain highly skilled technical, managerial, sales, and marketing personnel. In spite of the recent economic slowdown, competition for these personnel is intense, especially in the Silicon Valley area of Northern California. Volatility or lack of positive performance in our stock price may also adversely affect our ability to retain key employees, virtually all of whom have been granted stock options. The loss of services of any of our key personnel, the inability to retain and attract qualified personnel in the future, or delays in hiring required personnel, particularly engineering and sales personnel, could make it difficult to meet key objectives, such as timely and effective product introductions. In addition, companies in the networking industry whose employees accept positions with competitors frequently claim that competitors have engaged in improper hiring practices. We have received these claims in the past and may receive additional claims to this effect in the future.

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

MANMADE PROBLEMS SUCH AS COMPUTER VIRUSES OR TERRORISM MAY DISRUPT OUR OPERATIONS AND HARM OUR OPERATING RESULTS

Despite our implementation of network security measures, our servers are vulnerable to computer viruses, break-ins, and similar disruptions from unauthorized tampering with our computer systems. Any such event could have a material adverse effect on our business, operating results, and financial condition. In addition, the continued threat of terrorism and heightened security and military action in response to this threat, or any future acts of terrorism, may cause further disruptions to the economies of the U.S. and other countries and create further uncertainties or otherwise materially harm our business, operating results, and financial condition. Similarly, events such as the blackouts in the eastern United States, and recurrences of these blackouts, could have similar negative impacts. To the extent that such disruptions or uncertainties result in delays or cancellations of customer orders or the manufacture or shipment of our products, our business, operating results, and financial condition could be materially and adversely affected.

WE ARE EXPOSED TO FLUCTUATIONS IN THE MARKET VALUES OF OUR PORTFOLIO INVESTMENTS AND IN INTEREST RATES; IMPAIRMENT OF OUR INVESTMENTS COULD HARM OUR EARNINGS

We maintain an investment portfolio of various holdings, types, and maturities. These securities are generally classified as available-for-sale and, consequently, are recorded on the Consolidated Balance Sheets at fair value with unrealized gains or losses reported as a separate component of accumulated other comprehensive income (loss), net of tax. Part of this portfolio includes equity investments in publicly traded companies, the values of which are subject to market price volatility. The recent economic downturn and other factors have adversely affected the public equities market, and general economic conditions may worsen. As a result, we may recognize in earnings the decline in fair value of our publicly traded equity investments below the cost basis when the decline is judged to be other-than-temporary. For information regarding the sensitivity of and risks associated with the market value of portfolio investments and interest rates, refer to the section titled “Quantitative and Qualitative Disclosures About Market Risk” in our 2004 Annual Report to

Shareholders, which is incorporated by reference in Item 7A of this report. Our investments in private companies are subject to risk of loss of investment capital. These investments are inherently risky, as the markets for the technologies or products they have under development are typically in the early stages and may never materialize. We could lose our entire investment in these companies.

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

OUR STOCK PRICE MAY CONTINUE TO BE VOLATILE

Our common stock has experienced substantial price volatility, particularly as a result of variations between our actual financial results and the published expectations of analysts and as a result of announcements by our competitors and us. Furthermore, speculation in the press or investment community about our strategic position, financial condition, results of operations, business, or significant transactions can cause changes in our stock price. In addition, the stock market has experienced extreme price and volume fluctuations that have affected the market price of many technology companies, in particular, and that have often been unrelated to the operating performance of these companies. These factors, as well as general economic and political conditions, may materially adversely affect the market price of our common stock in the future. Additionally, volatility or a lack of positive performance in our stock price may adversely affect our ability to retain key employees, all of whom are compensated in part based on the performance of our stock price.

Executive Officers of the Registrant

The following table shows the name, age and position of each of our executive officers as of August 31, 2004:

Name	Age	Position
Larry R. Carter	61

Senior Vice President, Office of the President, and Director

Mr. Carter has been a member of the Board of Directors since July 2000. He joined Cisco in January 1995 as Vice President of Finance and Administration, Chief Financial Officer, and Secretary. In July 1997, he was promoted to Senior Vice President of Finance and Administration, Chief Financial Officer, and Secretary. In May 2003, upon his retirement as Chief Financial Officer and Secretary, he was appointed to his current position. Before joining Cisco, he was employed by Advanced Micro Devices, Inc. as Vice President and Corporate Controller. Mr. Carter currently serves on the board of directors of QLogic Corporation.

John T. Chambers	55

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

Mark Chandler	48

Vice President, Legal Services, General Counsel and Secretary

Mr. Chandler joined Cisco in July 1996, as Cisco’s Managing Attorney for Europe, the Middle East, and Africa, and was promoted to Vice President, Worldwide Legal Services in February 2001. In October 2001, he was promoted to Vice President, Legal Services and General Counsel. In May 2003, he was appointed to his current position. Before joining Cisco, he was General Counsel of Stratacom, Inc. Stratacom was acquired by Cisco in July 1996. Before joining Stratacom, he served as Vice President, Corporate Development and General Counsel of Maxtor Corporation.

Charles H. Giancarlo	46

Senior Vice President and Chief Technology Officer

Mr. Giancarlo joined Cisco in December 1994 as Director of Business Development. He was promoted to Vice President in September 1995. He was Vice President of Global Alliances from April 1997 to April 1999 and promoted to Senior Vice President in April 1998. In April 1999, he was promoted to Senior Vice President, Commercial Line of Business. In August 2001, he was promoted to Senior Vice President and General Manager of the Access, Aggregation, Ethernet Switching, and Wireless Groups. In May 2002, he was promoted to Senior Vice President of the Switching, Voice and Storage Groups. In June 2003, he also became the President of Cisco-Linksys LLC. As of August 2004, he was promoted to his current position, holds the senior leadership roles for the Global Government Solutions Group and Voice Technology Group, and continues to serve as President of Cisco-Linksys LLC. Before joining Cisco, he served as Vice President of Marketing with Kalpana Corporation from July 1993 until Kalpana was acquired by Cisco in December 1994.

Richard J. Justice	54

Senior Vice President, Worldwide Field Operations

Mr. Justice joined Cisco in December 1996 as Senior Vice President of the Americas. In February 2000, he was promoted to his current position. Before joining Cisco, Mr. Justice spent 22 years at Hewlett-Packard Company where, in his last role, he was responsible for Worldwide Enterprise Sales and Marketing.

Mario Mazzola	57

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

Randy Pond	50

Senior Vice President, Operations, Systems, and Processes

Mr. Pond joined Cisco in September 1993. In 1994, Mr. Pond assumed leadership of Cisco’s Supply/Demand group. In 1994, he was appointed Director of Manufacturing Operations. He was promoted to Vice President of Manufacturing in 1995. In January 2000, Mr. Pond was promoted to Senior Vice President of West Coast and Asia operations. He was promoted to Senior Vice President, Worldwide Manufacturing Operations and Logistics in June 2001. In August 2003, he was promoted to his current position. Before joining Cisco, Mr. Pond held the position of Vice President Finance, Chief Financial Officer and Vice President of Operations at Crescendo Communications, Inc. until Crescendo was acquired by Cisco in September 1993.

Dennis D. Powell	56

Senior Vice President and Chief Financial Officer

Mr. Powell joined Cisco in January 1997 as Vice President, Corporate Controller. In June 2002, he was promoted to Senior Vice President, Corporate Finance. Mr. Powell was promoted to Senior Vice President and Chief Financial Officer in May 2003. Before joining Cisco, Mr. Powell was employed by Coopers & Lybrand LLP for 26 years, most recently as a senior partner. Mr. Powell currently serves on the board of directors of Intuit Inc.

Betsy Rafael	43

Vice President, Corporate Controller and Principal Accounting Officer

Ms. Rafael joined Cisco in April 2002 as Vice President, Corporate Controller. In July 2003 she was also named to the role of Principal Accounting Officer. Before joining Cisco, from December 2000 until March 2002, Ms. Rafael was employed by Aspect Communications Corporation, most recently as Executive Vice President, Finance, Chief Financial Officer and Chief Administrative Officer. From May 2000 until November 2000, she was employed by Escalate Corporation as Senior Vice President and Chief Financial Officer. From November 1994 until May 2000, she was employed by Silicon Graphics, Inc., most recently as Senior Vice President and Chief Financial Officer. Ms. Rafael currently serves on the board of directors of PalmSource, Inc.

James Richardson	47

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

ITEM 2. Properties

Our headquarters are located on an owned site in San Jose, California. In addition to this site, we own certain sites in the United States, which include facilities in the surrounding areas of San Jose, California; Boxborough, Massachusetts; Salem, New Hampshire; Richardson, Texas; and Research Triangle Park, North Carolina. We also own land for expansion in some of these locations. In addition, we also lease office space in several U.S. locations.

Outside the United States, we have operations, primarily in leased sites, in the Americas, EMEA, Asia Pacific, and Japan. Larger site locations include the United Kingdom, France, Belgium, the Netherlands, Singapore, Hong Kong, Australia, Japan, and India. We own and lease manufacturing facilities, which are primarily test and assembly operations, in two locations in the United States and none internationally. We believe that our existing properties, including both owned and leased sites, are in good condition and suitable for the conduct of our business.

For additional information regarding obligations under leases, see Note 8 to the Consolidated Financial Statements in our 2004 Annual Report to Shareholders, which is incorporated by reference herein. For additional information regarding properties by operating segment, see Note 12 to the Consolidated Financial Statements in our 2004 Annual Report to Shareholders, which is incorporated by reference herein.

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

ITEM 4. Submission of Matters to a Vote of Security Holders

None.

PART II

ITEM 5. Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

(a) The information required by this item is incorporated by reference to page 67 of our 2004 Annual Report to Shareholders.

(b) None.

(c) Issuer Purchases of Equity Securities

(In millions, except per-share amounts)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares That May Yet Be Purchased under the Plans or Programs (1)
May 2, 2004 to May 29, 2004	41	$21.59	41	$9,208
May 30, 2004 to June 26, 2004	28	$23.29	28	$8,564
June 27, 2004 to July 31, 2004	21	$22.63	21	$8,085

Total	90	$22.36	90

(1)	In September 2001, our Board of Directors authorized a stock repurchase program. As of July 31, 2004, our Board of Directors has authorized the repurchase of up to $25 billion of common stock under this program. During fiscal 2004, we repurchased and retired 408 million shares of our common stock at an average price of $22.30 per share for an aggregate purchase price of $9.1 billion. As of July 31, 2004, we had repurchased and retired 956 million shares of our common stock at an average price of $17.70 per share for an aggregate purchase price of $16.9 billion since inception of the stock repurchase program, and the remaining authorized amount for stock repurchases under this program was $8.1 billion with no termination date.

ITEM 6. Selected Financial Data

The information required by this item is incorporated by reference to page 17 of our 2004 Annual Report to Shareholders.

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information required by this item is incorporated by reference to pages 18 to 35 of our 2004 Annual Report to Shareholders.

ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk

The information required by this item is incorporated by reference to pages 36 to 37 of our 2004 Annual Report to Shareholders.

ITEM 8. Financial Statements and Supplementary Data

The information required by this item is incorporated by reference to pages 38 to 67 of our 2004 Annual Report to Shareholders.

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

Changes in internal control over financial reporting. There was no change in our internal control over financial reporting during our fourth quarter of fiscal 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. Other Information

None.

PART III

ITEM 10. Directors and Executive Officers of the Registrant

The information required by this item relating to our directors and nominees, and compliance with Section 16(a) of the Securities Act of 1934, is included under the captions “Proposal No. 1: Election of Directors” and “Ownership of Securities—Section 16(a) Beneficial Ownership Reporting Compliance” in our Proxy Statement related to the 2004 Annual Meeting of Shareholders and is incorporated herein by reference.

The information required by this item relating to our executive officers is included under the caption “Executive Officers of the Registrant” in Part I of this report and is incorporated by reference into this section.

We have adopted a code of ethics that applies to our principal executive officer and all members of our finance department, including the principal financial officer and principal accounting officer. This code of ethics, which consists of the “Special Ethics Obligations for Employees with Financial Reporting Responsibilities” section of our Code of Business Conduct that applies to employees generally, is posted on our Website. The Internet address for our Website is www.cisco.com, and the code of ethics may be found as follows:

1.	From our main Web page, first click on “About Cisco” and then on “Corporate Governance” under “Investor Relations.”

2.	Next, click on “Code of Business Conduct.”

3.	Finally, click on “Special Ethics Obligations for Employees with Financial Reporting Responsibilities.”

We intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding an amendment to, or waiver from, a provision of this code of ethics by posting such information on our Website, at the address and location specified above.

ITEM 11. Executive Compensation

The information required by this item is included under the captions “Proposal No. 1: Election of Directors—Director Compensation” and “Executive Compensation and Related Information” in our Proxy Statement related to the 2004 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item relating to security ownership of certain beneficial owners and management, and securities authorized for issuance under equity compensation plans, is included under the caption “Ownership of Securities” in our Proxy Statement related to the 2004 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 13. Certain Relationships and Related Transactions

None.

ITEM 14. Principal Accountant Fees and Services

The information required by this item is included under the captions “Proposal No. 2: Ratification of Independent Registered Public Accounting Firm—Principal Accountant Fees and Services” and “Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Registered Public Accounting Firm” in our Proxy Statement related to the 2004 Annual Meeting of Shareholders and is incorporated herein by reference.

PART IV

ITEM 15. Exhibits and Financial Statement Schedules

(a)	1. Financial Statements

The Index to Financial Statements and Financial Statement Schedule on page 26 is incorporated herein by reference as the list of financial statements required as part of this report.

2.	Financial Statement Schedule

The Index to Financial Statements and Financial Statement Schedule on page 26 is incorporated herein by reference as the list of financial statement schedules required as part of this report.

3.	Exhibits

The exhibit list in the Index to Exhibits is incorporated herein by reference as the list of exhibits required as part of this report.

INDEX TO FINANCIAL STATEMENTS

AND FINANCIAL STATEMENT SCHEDULE

Item 15(a)

	Page
	Form 10-K	2004 Annual Report to Shareholders
Consolidated Statements of Operations for each of the three years in the period ended July 31, 2004		38

Consolidated Balance Sheets at July 31, 2004 and July 26, 2003		39

Consolidated Statements of Cash Flows for each of the three years in the period ended July 31, 2004		40

Consolidated Statements of Shareholders’ Equity for each of the three years in the period ended July 31, 2004		41

Notes to Consolidated Financial Statements		42 – 65

Report of Independent Registered Public Accounting Firm		66

Supplementary Financial Data (Unaudited) and Stock Market Information:

Fiscal 2004 and 2003 by Quarter		67

Financial Statement Schedule:

Schedule II Valuation and Qualifying Accounts	27

Report of Independent Registered Public Accounting Firm	28

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

(in millions)

	Allowance for Doubtful Accounts	Allowance for Inventory	Liability for Purchase Commitments
Year ended July 27, 2002:
Balance at beginning of fiscal year	$288	$1,682	$597
Charged to expenses or other accounts	91	131	18
Deductions	(44)	(1,587)	(377)

Balance at end of fiscal year	$335	$226	$238

Year ended July 26, 2003:
Balance at beginning of fiscal year	$335	$226	$238
Charged (credited) to expenses or other accounts	(59)	70	3
Deductions	(93)	(174)	(142)

Balance at end of fiscal year	$183	$122	$99

Year ended July 31, 2004:
Balance at beginning of fiscal year	$183	$122	$99
Charged to expenses or other accounts	19	205	46
Deductions	(23)	(188)	(4)

Balance at end of fiscal year	$179	$139	$141

The liability for purchase commitments is reported as other accrued liabilities on the Consolidated Balance Sheets.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON FINANCIAL STATEMENT SCHEDULE

To the Board of Directors and Shareholders of Cisco Systems, Inc.:

Our audits of the consolidated financial statements referred to in our report dated September 16, 2004 appearing in the 2004 Annual Report to Shareholders of Cisco Systems, Inc. (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the financial statement schedule listed in Item 15(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PRICEWATERHOUSECOOPERS LLP

San Jose, California

September 16, 2004

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

September 17, 2004	CISCO SYSTEMS, INC.

/s/ JOHN T. CHAMBERS
John T. Chambers (President and Chief Executive Officer)

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints John T. Chambers and Dennis D. Powell, jointly and severally, his attorney-in-fact, each with the full power of substitution, for such person, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might do or could do in person hereby ratifying and confirming all that each of said attorneys-in-fact and agents, or his substitute, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report on Form 10-K has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date
/s/ JOHN T. CHAMBERS John T. Chambers	President and Chief Executive Officer and Director (Principal Executive Officer)	September 17, 2004

/s/ DENNIS D. POWELL Dennis D. Powell	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	September 17, 2004

/s/ BETSY RAFAEL Betsy Rafael	Vice President, Corporate Controller, and Principal Accounting Officer (Principal Accounting Officer)	September 17, 2004

/s/ JOHN P. MORGRIDGE John P. Morgridge	Chairman of the Board and Director	September 17, 2004

Donald T. Valentine	Vice Chairman of the Board and Director

/s/ CAROL A. BARTZ Carol A. Bartz	Director	September 17, 2004

/s/ M. MICHELE BURNS M. Michele Burns	Director	September 17, 2004

/s/ LARRY R. CARTER Larry R. Carter	Director	September 17, 2004

/s/ DR. JAMES F. GIBBONS Dr. James F. Gibbons	Director	September 17, 2004

/s/ DR. JOHN L. HENNESSY Dr. John L. Hennessy	Director	September 17, 2004

/s/ RODERICK C. MCGEARY Roderick C. McGeary	Director	September 17, 2004

/s/ JAMES C. MORGAN James C. Morgan	Director	September 17, 2004

/s/ STEVEN M. WEST Steven M. West	Director	September 17, 2004

/s/ JERRY YANG Jerry Yang	Director	September 17, 2004

Index to Exhibits

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed Herewith
		Form	File No.	Exhibit	Filing Date
3.1	Restated Articles of Incorporation of Cisco Systems, Inc., as currently in effect	S-3	333-56004	4.1	2/21/2001

3.2	Amended and Restated Bylaws of Cisco Systems, Inc., as currently in effect	10-Q	000-18225	3.2	11/17/2003

4.1	Rights Agreement dated as of June 10, 1998 between Cisco Systems, Inc. and Bank Boston, N.A.	10-K	000-18225	4.1	9/10/2003

4.2	First Amendment to the Rights Agreement and Certification of Compliance with Section 27 Thereof between Cisco Systems, Inc. and Fleet National Bank (f/k/a Bank Boston, N.A.)	10-K	000-18225	4.2	9/29/2000

4.3	Second Amendment to the Rights Agreement and Certification of Compliance with Section 27 Thereof by and among Cisco Systems, Inc., Fleet National Bank (f/k/a Bank Boston, N.A.), and EquiServe Trust Company, N.A.	10-Q	000-18225	4.1	12/10/2001

10.1*	Cisco Systems, Inc. Amended and Restated 1996 Stock Incentive Plan (including related form agreements)					X

10.2*	1997 Supplemental Stock Incentive Plan (including related form agreements)	10-K	000-18225	10.2	9/10/2003

10.3*	Professional and Leadership Incentive Plan—Fiscal Year 2004	10-Q	000-18225	10.3	5/27/2004

10.4*	Professional and Leadership Incentive Plan—Fiscal Year 2005					X

10.5*	Cisco Systems, Inc. Employee Stock Purchase Plan (including Sub-plan, the International Employee Stock Purchase Plan)	10-Q	000-18225	10.4	11/17/2003

10.6*	Notice of Grant of Stock Option and Stock Option Agreement between John T. Chambers and Cisco Systems, Inc.					X

10.7*	Form of Officer Indemnification Agreement					X

10.8*	Form of Director Indemnification Agreement					X

13.1	Pages 17 to 67 of the Registrant’s 2004 Annual Report to Shareholders					X

21.1	Subsidiaries of the Registrant					X

23.1	Consent of Independent Registered Public Accounting Firm					X

24.1	Power of Attorney (included on page 29 of this Annual Report on Form 10-K)					X

31.1	Rule 13a–14(a)/15d–14(a) Certification of Principal Executive Officer					X

31.2	Rule 13a–14(a)/15d–14(a) Certification of Principal Financial Officer					X

32.1	Section 1350 Certification of Principal Executive Officer					X

32.2	Section 1350 Certification of Principal Financial Officer					X

*	Indicates a management contract or compensatory plan or arrangement.