Form 10-Q
period 2004-10-30
CISCO SYSTEMS INC
filed 2004-11-22
CIK 858877

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 30, 2004

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

As of November 12, 2004, 6,584,738,778 shares of the registrant’s common stock were outstanding.

Cisco Systems, Inc.

FORM 10-Q for the Quarter Ended October 30, 2004

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

Cisco Systems, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in millions, except per-share amounts)

(Unaudited)

	Three Months Ended
	October 30, 2004	October 25, 2003
NET SALES:
Product	$5,033	$4,263
Service	938	838

Total net sales	5,971	5,101

COST OF SALES:
Product	1,646	1,316
Service	310	279

Total cost of sales	1,956	1,595

GROSS MARGIN	4,015	3,506

OPERATING EXPENSES:
Research and development	805	755
Sales and marketing	1,120	1,087
General and administrative	230	212
Amortization of purchased intangible assets	60	62
In-process research and development	12	—

Total operating expenses	2,227	2,116

OPERATING INCOME	1,788	1,390

Interest income	130	137
Other income, net	40	1

Interest and other income, net	170	138

INCOME BEFORE PROVISION FOR INCOME TAXES	1,958	1,528
Provision for income taxes	562	442

NET INCOME	$1,396	$1,086

Net income per share — basic	$0.21	$0.16

Net income per share — diluted	$0.21	$0.15

Shares used in per-share calculation — basic	6,635	6,932

Shares used in per-share calculation — diluted	6,773	7,110

See Notes to Consolidated Financial Statements.

Cisco Systems, Inc.

CONSOLIDATED BALANCE SHEETS

(in millions, except par value)

(Unaudited)

	October 30, 2004	July 31, 2004
ASSETS
Current assets:
Cash and cash equivalents	$3,309	$3,722
Short-term investments	3,489	4,947
Accounts receivable, net of allowance for doubtful accounts of $179 at October 30, 2004 and July 31, 2004	1,792	1,825
Inventories	1,210	1,207
Deferred tax assets	1,798	1,827
Prepaid expenses and other current assets	878	815

Total current assets	12,476	14,343
Investments	10,929	10,598
Property and equipment, net	3,279	3,290
Goodwill	4,535	4,198
Purchased intangible assets, net	399	325
Other assets	2,695	2,840

TOTAL ASSETS	$34,313	$35,594

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$680	$657
Income taxes payable	1,161	963
Accrued compensation	1,187	1,466
Deferred revenue	3,291	3,527
Other accrued liabilities	2,307	2,090

Total current liabilities	8,626	8,703
Deferred revenue	970	975

Total liabilities	9,596	9,678

Commitments and contingencies (Note 8)

Minority interest	128	90

Shareholders’ equity:
Preferred stock, no par value: 5 shares authorized; none issued and outstanding	—	—
Common stock and additional paid-in capital, $0.001 par value: 20,000 shares authorized; 6,591 and 6,735 shares issued and outstanding at October 30, 2004 and July 31, 2004, respectively	22,151	22,450
Retained earnings	2,079	3,164
Accumulated other comprehensive income	359	212

Total shareholders’ equity	24,589	25,826

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$34,313	$35,594

See Notes to Consolidated Financial Statements.

Cisco Systems, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

(Unaudited)

	Three Months Ended
	October 30, 2004	October 25, 2003
Cash flows from operating activities:
Net income	$1,396	$1,086
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	291	397
Provision for doubtful accounts	—	7
Provision for inventory	62	35
Deferred income taxes	74	116
Tax benefits from employee stock option plans	48	62
In-process research and development	12	—
Net (gains) losses and impairment charges on investments	(44)	1
Change in operating assets and liabilities:
Accounts receivable	37	(44)
Inventories	(63)	(37)
Prepaid expenses and other current assets	(10)	(39)
Accounts payable	16	8
Income taxes payable	188	(16)
Accrued compensation	(283)	(286)
Deferred revenue	(241)	(101)
Other accrued liabilities	28	(216)

Net cash provided by operating activities	1,511	973

Cash flows from investing activities:
Purchases of short-term investments	(1,735)	(2,969)
Proceeds from sales and maturities of short-term investments	3,535	3,065
Purchases of investments	(3,437)	(5,076)
Proceeds from sales and maturities of investments	3,002	6,153
Acquisition of property and equipment	(159)	(173)
Acquisition of businesses, net of cash and cash equivalents	(229)	—
Change in lease receivables, net	(52)	4
Change in investments in privately held companies	(48)	(14)
Other	70	64

Net cash provided by investing activities	947	1,054

Cash flows from financing activities:
Issuance of common stock	96	173
Repurchase of common stock	(3,001)	(1,998)
Other	34	31

Net cash used in financing activities	(2,871)	(1,794)

Net (decrease) increase in cash and cash equivalents	(413)	233
Cash and cash equivalents, beginning of period	3,722	3,925

Cash and cash equivalents, end of period	$3,309	$4,158

See Notes to Consolidated Financial Statements.

Cisco Systems, Inc.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(in millions)

(Unaudited)

Three Months Ended October 25, 2003	Shares of Common Stock	Common Stock and Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Shareholders’ Equity
BALANCE AT JULY 26, 2003	6,998	$21,116	$6,559	$354	$28,029
Net income	—	—	1,086	—	1,086
Change in unrealized gains and losses on investments, net of tax	—	—	—	(28)	(28)
Other	—	—	—	44	44

Comprehensive income					1,102

Issuance of common stock	17	173	—	—	173
Repurchase of common stock	(102)	(308)	(1,690)	—	(1,998)
Tax benefits from employee stock option plans	—	62	—	—	62
Amortization of deferred stock-based compensation	—	51	—	—	51

BALANCE AT OCTOBER 25, 2003	6,913	$21,094	$5,955	$370	$27,419

Three Months Ended October 30, 2004	Shares of Common Stock	Common Stock and Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Shareholders’ Equity
BALANCE AT JULY 31, 2004	6,735	$22,450	$3,164	$212	$25,826
Net income	—	—	1,396	—	1,396
Change in unrealized gains and losses on investments, net of tax	—	—	—	85	85
Other	—	—	—	62	62

Comprehensive income					1,543

Issuance of common stock	12	96	—	—	96
Repurchase of common stock	(156)	(520)	(2,481)	—	(3,001)
Tax benefits from employee stock option plans	—	48	—	—	48
Purchase acquisitions	—	37	—	—	37
Amortization of deferred stock-based compensation	—	40	—	—	40

BALANCE AT OCTOBER 30, 2004	6,591	$22,151	$2,079	$359	$24,589

Supplemental Information

In September 2001, the Company’s Board of Directors authorized a stock repurchase program. As of October 30, 2004, the Company’s Board of Directors had authorized the repurchase of up to $25 billion of common stock under this program, and on November 8, 2004, the Company’s Board of Directors authorized the repurchase of up to an additional $10 billion of the Company’s common stock with no termination date. The remaining authorized amount under the stock repurchase program, including the additional authorization, was approximately $15 billion as of November 8, 2004. For additional information regarding stock repurchases, see Note 9 to the Consolidated Financial Statements. The purchase price of shares of common stock repurchased was reflected as a reduction to retained earnings and common stock and additional paid-in capital. Issuance of common stock and the tax benefit related to employee stock option plans are recorded as an increase to common stock and additional paid-in capital. The stock repurchases pursuant to this program as of October 30, 2004 are summarized in the table below (in millions):

	Shares of Common Stock	Common Stock and Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Shareholders’ Equity
Repurchases of common stock	1,112	$3,386	$16,533	$—	$19,919

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

Fiscal Year

The Company’s fiscal year is the 52 or 53 weeks ending on the last Saturday in July. Fiscal 2005 is a 52-week fiscal year and fiscal 2004 was a 53-week fiscal year.

Basis of Presentation

The accompanying financial data as of October 30, 2004 and for the three months ended October 30, 2004 and October 25, 2003 has been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. The July 31, 2004 Consolidated Balance Sheet was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and the notes thereto, included in the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2004.

In the opinion of management, all adjustments (which include normal recurring adjustments, except as disclosed herein) necessary to present a fair statement of financial position as of October 30, 2004, results of operations, cash flows, and shareholders’ equity for the three months ended October 30, 2004 and October 25, 2003, as applicable, have been made. The results of operations for the three months ended October 30, 2004 are not necessarily indicative of the operating results for the full fiscal year or any future periods.

Employee Stock Benefit Plans

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

Cisco Systems, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Pro forma information regarding option grants made to the Company’s employees and directors and common stock issued pursuant to the Employee Stock Purchase Plan is based on specified valuation techniques that produce estimated compensation charges. The following table reflects the pro forma information (in millions, except per-share amounts):

	Three Months Ended
	October 30, 2004	October 25, 2003
Net income — as reported	$1,396	$1,086
Compensation expense, net of tax	(276)	(327)

Net income — pro forma	$1,120	$759

Basic net income per share — as reported	$0.21	$0.16

Diluted net income per share — as reported	$0.21	$0.15

Basic net income per share — pro forma	$0.17	$0.11

Diluted net income per share — pro forma	$0.17	$0.11

The value of each option grant is estimated as of the date of grant using the Black-Scholes option pricing model, which was developed for use in estimating the value of traded options that have no vesting restrictions and are fully transferable. Because the Company’s employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the estimated value, in management’s opinion, the existing valuation models do not provide a reliable measure of the fair value of the Company’s employee stock options. For additional information regarding this pro forma information, see Note 10 to the Consolidated Financial Statements.

Computation of Net Income per Share

Basic net income per share is computed using the weighted-average number of common shares outstanding during the period. Diluted net income per share is computed using the weighted-average number of common shares and dilutive potential common shares outstanding during the period. Dilutive potential common shares primarily consist of employee stock options and restricted common stock.

Reclassifications

Certain reclassifications have been made to prior-period balances in order to conform to the current period’s presentation.

3.	BUSINESS COMBINATIONS

Purchase Acquisitions

During the first quarter of fiscal 2005, the Company completed the following acquisitions:

•	Acquisition of Actona Technologies, Inc. to expand the functionality of its branch office access router portfolio with intelligent network services that are designed to enable WAN-optimized file transfer and access and to extend its solutions for data center storage consolidation to the branch office

Cisco Systems, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

•	Acquisition of dynamicsoft, Inc. to add Session Initiation Protocol (SIP)-based solutions to its solutions portfolio for the broadband communications market that are designed to allow telecommunications service providers to deliver advanced Internet Protocol (IP) voice, data and multimedia services

•	Acquisition of Parc Technologies Limited to add to its planning and optimization tools for Multiprotocol Label Switching (MPLS) traffic engineering

•	Acquisition of P-Cube Inc. to provide additional control and management capabilities for advanced IP services to service providers

•	Acquisition of the intellectual property and select other assets of, and hiring of a majority of the engineering team from, Procket Networks, Inc. to add to its portfolio of intellectual property and to add a team of silicon and software architects

A summary of the acquisitions is as follows (in millions):

Acquisition	Purchase Consideration	Assumed Liabilities	In-Process R&D Expense	Goodwill	Purchased Intangible Assets
Actona Technologies, Inc.	$90	$4	$4	$66	$21
dynamicsoft, Inc.	69	19	2	39	25
Parc Technologies Limited	14	5	—	6	6
P-Cube Inc.	213	17	6	150	56
Procket Networks, Inc.	92	10	—	76	26

Total	$478	$55	$12	$337	$134

Under the terms of the definitive agreements, the purchase consideration for the acquisitions during the first quarter of fiscal 2005 consisted of cash and the fair value of stock options assumed. As of October 30, 2004, there were cash payments outstanding relating to the purchase consideration for P-Cube Inc. and dynamicsoft, Inc. of $149 million and $9 million, respectively, which were recorded as accrued liabilities in the Consolidated Balance Sheets.

The purchase consideration for the Company’s acquisitions is also allocated to tangible assets and deferred stock-based compensation. Deferred stock-based compensation represents the intrinsic value of the unvested portion of any restricted shares exchanged, options assumed, or options canceled and replaced with the Company’s options and is amortized as compensation expense over the remaining respective vesting periods. The balance for deferred stock-based compensation is reflected as a reduction to additional paid-in capital in the Consolidated Statements of Shareholders’ Equity. The following table presents the activity of deferred stock-based compensation for the three months ended October 30, 2004 and October 25, 2003 (in millions):

	Three Months Ended
	October 30, 2004	October 25, 2003
Balance at beginning of period	$153	$262
Purchase acquisitions	56	—
Amortization	(40)	(51)
Canceled unvested options	—	—

Balance at end of period	$169	$211

Cisco Systems, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The Company’s methodology for allocating the purchase price to purchase acquisitions and to in-process research and development (“in-process R&D”) is determined through established valuation techniques in the high-technology communications equipment industry. In-process R&D is expensed upon acquisition because technological feasibility has not been established and no future alternative uses exist. Total in-process R&D expense was $12 million for the quarter ended October 30, 2004. We had no in-process R&D expense in the first quarter of fiscal 2004.

The Consolidated Financial Statements include the operating results of each business from the date of acquisition. Pro forma results of operations have not been presented because the effects of these acquisitions were not material to the Company’s results.

Purchased Intangible Assets

The following table presents details of the purchased intangible assets acquired during the three months ended October 30, 2004 (in millions, except years):

	TECHNOLOGY		TRADE NAMES		CUSTOMER RELATIONSHIPS		OTHER
Acquisition	Estimated Useful Life (in years)	Amount	Estimated Useful Life (in years)	Amount	Estimated Useful Life (in years)	Amount	Estimated Useful Life (in years)	Amount	Total
Actona Technologies, Inc.	4.5	$21	—	$—	—	$—	—	$—	$21
dynamicsoft, Inc.	4.0	17	—	—	2.5	6	2.0	2	25
Parc Technologies Limited	5.5	6	—	—	—	—	—	—	6
P-Cube Inc.	4.5	39	—	—	2.5	17	—	—	56
Procket Networks, Inc.	7.5	22	—	—	2.5	3	1.0	1	26

Total		$105		$—		$26		$3	$134

Cisco Systems, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following tables present details of the Company’s total purchased intangible assets as of October 30, 2004 (in millions):

October 30, 2004	Gross	Accumulated Amortization	Net
Technology	$732	$(482)	$250
Customer relationships	114	(25)	89
Trade names	90	(47)	43
Other	134	(117)	17

Total	$1,070	$(671)	$399

July 31, 2004	Gross	Accumulated Amortization	Net
Technology	$627	$(452)	$175
Technology licenses	252	(239)	13
Customer relationships	88	(20)	68
Trade names	90	(43)	47
Other	131	(109)	22

Total	$1,188	$(863)	$325

The estimated future amortization expense of purchased intangible assets as of October 30, 2004 is as follows (in millions):

Fiscal Year:	Amount
2005 (remaining nine months)	$153
2006	115
2007	69
2008	38
2009	15
Thereafter	9

Total	$399

Goodwill

The following table presents the changes in goodwill allocated to the Company’s reportable segments during the three months ended October 30, 2004 (in millions):

	Balance at July 31, 2004	Acquired	Balance at October 30, 2004
Americas	$2,716	$162	$2,878
EMEA	678	99	777
Asia Pacific	171	39	210
Japan	633	37	670

Total	$4,198	$337	$4,535

Cisco Systems, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

4.	RESTRUCTURING COSTS AND OTHER SPECIAL CHARGES

On April 16, 2001, the Company announced a restructuring program, which included a worldwide workforce reduction, consolidation of excess facilities, and restructuring of certain business functions. The liability for restructuring costs is recorded in other accrued liabilities in the Consolidated Balance Sheets. The following table summarizes the activity related to the liability for restructuring costs and other special charges as of October 30, 2004 (in millions):

	Workforce Reduction	Consolidation of Excess Facilities and Other Charges	Impairment of Goodwill and Purchased Intangible Assets	Total
Initial charge in the third quarter of fiscal 2001	$397	$484	$289	$1,170
Non-cash charges	(71)	(141)	(289)	(501)
Cash payments	(265)	(18)	—	(283)

Balance at July 28, 2001	61	325	—	386
Adjustments	(35)	128	—	93
Cash payments	(26)	(131)	—	(157)

Balance at July 27, 2002	—	322	—	322
Adjustments	—	45	—	45
Cash payments	—	(72)	—	(72)

Balance at July 26, 2003	—	295	—	295
Cash payments	—	(230)	—	(230)

Balance at July 31, 2004	—	65	—	65
Cash payments	—	(7)	—	(7)

Balance at October 30, 2004	$—	$58	$—	$58

Cisco Systems, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

5.	BALANCE SHEET DETAILS

The following tables provide details of selected balance sheet items (in millions):

	October 30, 2004	July 31, 2004
Inventories:
Raw materials	$60	$58
Work in process	408	459

Finished goods:
Distributor inventory and deferred cost of sales	338	316
Manufacturing finished goods	235	206
Service-related spares	141	134

Total finished goods	714	656
Demonstration systems	28	34

Total	$1,210	$1,207

Property and equipment, net:
Land, buildings, and leasehold improvements	$3,457	$3,429
Computer equipment and related software	1,164	1,120
Production, engineering, and other equipment	2,737	2,643
Operating lease assets	101	94
Furniture and fixtures	359	356

	7,818	7,642
Less accumulated depreciation and amortization	(4,539)	(4,352)

Total	$3,279	$3,290

Other assets:
Deferred tax assets	$1,027	$1,130
Investments in privately held companies	345	354
Income tax receivable	690	690
Lease receivables, net	254	231
Other	379	435

Total	$2,695	$2,840

Deferred revenue:
Service	$2,885	$3,047
Product	1,376	1,455

Total	$4,261	$4,502

Reported as:
Current	$3,291	$3,527
Noncurrent	970	975

Total	$4,261	$4,502

Cisco Systems, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

6.	LEASE RECEIVABLES, NET

Lease receivables represent sales-type and direct-financing leases resulting from the sale of the Company’s and complementary third-party products and services. These lease arrangements typically have terms from two to three years and are generally collateralized by a security interest in the underlying assets. The current portion of lease receivables, net, is recorded in prepaid expenses and other current assets, and the noncurrent portion is recorded in other assets in the Consolidated Balance Sheets. The net lease receivables are summarized as follows as of October 30, 2004 and July 31, 2004 (in millions):

	October 30, 2004	July 31, 2004
Gross lease receivables	$640	$616
Unearned income and other allowances	(150)	(170)

Total	$490	$446

Reported as:
Current	$236	$215
Noncurrent	254	231

Total	$490	$446

Contractual maturities of the gross lease receivables at October 30, 2004 were as follows (in millions):

Fiscal Year	Amount
2005 (remaining nine months)	$236
2006	211
2007	105
2008	54
2009	26
Thereafter	8

Total	$640

Actual cash collections may differ from the contractual maturities due to early customer buyouts, refinancings, or customer defaults.

Cisco Systems, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

7.	INVESTMENTS

The following tables summarize the Company’s investments (in millions):

October 30, 2004	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Fixed income securities:
U.S. government notes and bonds	$4,099	$16	$(6)	$4,109
Corporate notes, bonds, and asset-backed securities	8,549	29	(15)	8,563
Municipal notes and bonds	503	—	(1)	502

Total fixed income securities	13,151	45	(22)	13,174
Publicly traded equity securities	763	494	(13)	1,244

Total	$13,914	$539	$(35)	$14,418

Reported as:
Short-term investments				$3,489
Investments				10,929

Total				$14,418

July 31, 2004	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Fixed income securities:
U.S. government notes and bonds	$4,408	$9	$(20)	$4,397
Corporate notes, bonds, and asset-backed securities	9,333	14	(42)	9,305
Municipal notes and bonds	710	—	(1)	709

Total fixed income securities	14,451	23	(63)	14,411
Publicly traded equity securities	755	387	(8)	1,134

Total	$15,206	$410	$(71)	$15,545

Reported as:
Short-term investments				$4,947
Investments				10,598

Total				$15,545

The following table summarizes the maturities of the Company’s fixed income securities at October 30, 2004 (in millions):

	Amortized Cost	Fair Value
Less than one year	$3,490	$3,489
Due in 1 to 2 years	3,480	3,478
Due in 2 to 5 years	4,888	4,906
Due after 5 years	1,293	1,301

Total	$13,151	$13,174

Cisco Systems, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table summarizes the Company’s cash and cash equivalents and total investments (in millions):

	October 30, 2004	July 31, 2004
Cash and cash equivalents	$3,309	$3,722
Fixed income securities	13,174	14,411
Publicly traded equity securities	1,244	1,134

Total	$17,727	$19,267

8.	COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company leases office space in several U.S. locations, as well as locations elsewhere in the Americas; Europe, the Middle East, and Africa (“EMEA”); Asia Pacific; and Japan. Future annual minimum lease payments under all noncancelable operating leases with an initial term in excess of one year as of October 30, 2004 were as follows (in millions):

Fiscal Year	Amount
2005 (remaining nine months)	$183
2006	186
2007	139
2008	105
2009	84
Thereafter	638

Total	$1,335

Purchase Commitments with Contract Manufacturers and Suppliers

The Company purchases components from a variety of suppliers and uses several contract manufacturers to provide manufacturing services for its products. During the normal course of business, in order to manage manufacturing lead times and help assure adequate component supply, the Company enters into agreements with contract manufacturers and suppliers that either allow them to procure inventory based upon criteria as defined by the Company or that establish the parameters defining the Company’s requirements. In certain instances, these agreements allow the Company the option to cancel, reschedule, and adjust the Company’s requirements based on its business needs prior to firm orders being placed. Consequently, only a portion of the Company’s reported purchase commitments arising from these agreements are firm, noncancelable, and unconditional commitments. As of October 30, 2004, the Company had total purchase commitments for inventory of approximately $825 million, compared with $951 million as of July 31, 2004.

In addition to the above, the Company records a liability for firm, noncancelable, and unconditional purchase commitments for quantities in excess of its future demand forecasts consistent with the Company’s allowance for inventory. As of October 30, 2004, the liability for these firm, noncancelable, and unconditional purchase commitments was $119 million, compared with $141 million as of July 31, 2004, and was included in other accrued liabilities.

Cisco Systems, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Other Commitments

In fiscal 2001, the Company entered into an agreement to invest approximately $1.0 billion in venture funds managed by SOFTBANK Corp. and its affiliates (“SOFTBANK”) that are required to be funded on demand. In fiscal 2003, this agreement was amended to reduce the amount of the Company’s commitment to $800 million, of which up to $550 million is to be invested in venture funds under terms similar to the original agreement and $250 million invested as senior debt with entities as directed by SOFTBANK. The Company’s commitment to fund the senior debt is contingent upon the achievement of certain agreed-upon milestones. As of October 30, 2004, the Company had invested $344 million in the venture funds, compared with $290 million as of July 31, 2004. In addition, as of October 30, 2004, the Company has invested $49 million in the senior debt, of which $27 million has been repaid. As of July 31, 2004, the Company had invested $49 million in the senior debt, of which $19 million had been repaid.

The Company provides structured financing to certain qualified customers for the purchase of equipment and other needs through its wholly owned subsidiary, Cisco Systems Capital Corporation. These loan commitments may be funded over a two- to three-year period, provided that these customers achieve specific business milestones and satisfy certain financial covenants. As of October 30, 2004, the outstanding loan commitments were approximately $40 million, of which approximately $7 million was eligible for draw-down. As of July 31, 2004, the outstanding loan commitments were approximately $61 million, of which approximately $22 million was eligible for draw-down.

As of October 30, 2004 and July 31, 2004, the Company has a commitment of approximately $59 million to purchase the remaining minority interest of Cisco Systems, K.K. (Japan).

The Company also has certain other funding commitments related to its privately held investments that are based on the achievement of certain agreed-upon milestones. The funding commitments were approximately $65 million as of October 30, 2004, compared with approximately $67 million as of July 31, 2004.

Variable Interest Entities

In the ordinary course of business, the Company has investments in privately held companies and provides structured financing to certain customers through its wholly owned subsidiary, Cisco Systems Capital Corporation, which are considered to be variable interest entities. The Company has evaluated its investments in privately held companies and structured financings and determined that there were no significant unconsolidated variable interest entities as of October 30, 2004.

Guarantees and Product Warranties

FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”), requires that upon issuance of a guarantee, the guarantor must disclose and recognize a liability for the fair value of the obligation it assumes under that guarantee.

The requirements of FIN 45 are applicable to the Company’s product warranty liability and certain guarantees. The Company’s guarantees issued subject to the recognition and disclosure requirements of FIN 45 as of October 30, 2004 and July 31, 2004 were not material. As of October 30, 2004 and July 31, 2004, the Company’s product warranty liability recorded in other accrued liabilities was $253 million and $239 million, respectively. The

Cisco Systems, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

following table summarizes the activity related to the product warranty liability during the three months ended October 30, 2004 and October 25, 2003 (in millions):

	Three Months Ended
	October 30, 2004	October 25, 2003
Balance at beginning of period	$239	$246
Provision for warranties issued	118	77
Payments	(104)	(78)

Balance at end of period	$253	$245

The Company accrues for warranty costs as part of its cost of sales based on associated material product costs, technical support labor costs, and associated overhead. The products sold are generally covered by a warranty for periods ranging from 90 days to five years, and for some products, the Company provides a limited lifetime warranty.

In the normal course of business to facilitate sales of its products, the Company indemnifies other parties, including customers, lessors, and parties to other transactions with the Company, with respect to certain matters. The Company has agreed to hold the other parties harmless against losses arising from a breach of representations or covenants, or out of intellectual property infringement or other claims made against certain parties. These agreements may limit the time within which an indemnification claim can be made and the amount of the claim. In addition, the Company has entered into indemnification agreements with its officers and directors, and the Company’s bylaws contain similar indemnification obligations to the Company’s agents.

It is not possible to determine the maximum potential amount under these indemnification agreements due to the limited history of prior indemnification claims and the unique facts and circumstances involved in each particular agreement. Historically, payments made by the Company under these agreements have not had a material impact on the Company’s operating results, financial position, or cash flows.

Derivative Instruments

The Company uses derivative instruments to manage exposures to foreign currency and securities price risk. The Company’s objective in holding derivatives is to minimize the volatility of earnings and cash flows associated with changes in foreign currency and securities prices.

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

The Company does not enter into foreign exchange forward contracts for trading purposes. Gains and losses on the contracts are included in other income, net, in the Consolidated Statements of Operations and offset foreign exchange gains or losses from the revaluation of intercompany balances or other current assets, investments, and liabilities denominated in currencies other than the functional currency of the reporting entity. The Company’s foreign exchange forward contracts related to current assets and liabilities generally range from one to three months in original maturity. Additionally, the Company has entered into foreign exchange forward contracts with maturities of up to two years related to long-term customer financings. The foreign exchange contracts related to investments generally have maturities of less than one year.

Cisco Systems, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The Company periodically hedges certain foreign currency forecasted transactions related to certain operating expenses with currency options. These transactions are designated as cash flow hedges. The effective portion of the derivative’s gain or loss is initially reported as a component of accumulated other comprehensive income and subsequently reclassified into earnings when the hedged exposure affects earnings. The ineffective portion of the gain or loss is reported in earnings immediately. These currency option contracts generally have maturities of less than 18 months. The Company does not purchase currency options for trading purposes. Foreign exchange forward and option contracts as of October 30, 2004 are summarized as follows (in millions):

	Notional Amount	Fair Value
Forward contracts:
Purchased	$900	$1
Sold	$431	$(8)
Option contracts:
Purchased	$298	$11
Sold	$334	$(1)

The Company’s foreign exchange forward and option contracts expose the Company to credit risk to the extent that the counterparties may be unable to meet the terms of the agreement. The Company seeks to minimize such risk by limiting its counterparties to major financial institutions. In addition, the potential risk of loss with any one counterparty resulting from this type of credit risk is monitored. Management does not expect material losses as a result of default by counterparties.

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

Cisco Systems, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

9.	SHAREHOLDERS’ EQUITY

Stock Repurchase Program

In September 2001, the Company’s Board of Directors authorized a stock repurchase program. As of October 30, 2004, the Company’s Board of Directors had authorized the repurchase of up to $25 billion of common stock under this program, and on November 8, 2004, the Company’s Board of Directors authorized the repurchase of up to an additional $10 billion of Cisco common stock with no termination date. The remaining authorized amount under the stock repurchase program, including the additional authorization, was approximately $15 billion as of November 8, 2004. During the first quarter of fiscal 2005, the Company repurchased and retired 156 million shares of Cisco common stock at an average price of $19.24 per share for an aggregate purchase price of $3.0 billion. As of October 30, 2004, the Company had repurchased and retired 1.1 billion shares of Cisco common stock at an average price of $17.92 per share for an aggregate purchase price of $19.9 billion since inception of the stock repurchase program.

The purchase price for the shares of the Company’s common stock repurchased was reflected as a reduction to shareholders’ equity. In accordance with Accounting Principles Board Opinion No. 6, “Status of Accounting Research Bulletins,” the Company is required to allocate the purchase price of the repurchased shares as a reduction to retained earnings and common stock and additional paid-in capital.

Comprehensive Income

The components of comprehensive income are as follows (in millions):

	Three Months Ended
	October 30, 2004	October 25, 2003
Net income	$1,396	$1,086
Other comprehensive income:
Change in unrealized gains and losses on investments, net	123	(28)
Other	62	44

Other comprehensive income before minority interest	1,581	1,102
Less minority interest	(38)	—

Total	$1,543	$1,102

The Company consolidated its investment in the venture fund managed by SOFTBANK. During the three months ended October 30, 2004, SOFTBANK’s share of the change in the unrealized gains of the venture fund was $38 million, which was recorded as an increase in minority interest in the Consolidated Balance Sheets. As of October 30, 2004, SOFTBANK’s aggregate share of the venture fund was $122 million.

10.	EMPLOYEE STOCK BENEFIT PLANS

Employee Stock Purchase Plan

The Company has an Employee Stock Purchase Plan, which includes its subplan, the International Employee Stock Purchase Plan (together the “Purchase Plan”), under which 321.4 million shares of the Company’s common stock have been reserved for issuance. Eligible employees may purchase a limited number of shares of

Cisco Systems, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

the Company’s common stock at a discount of up to 15% of the market value at certain plan-defined dates. The Purchase Plan terminates on January 3, 2010. During the three months ended October 30, 2004 and October 25, 2003, the Company issued no shares under the Purchase Plan. At October 30, 2004, 138.6 million shares were available for issuance under the Purchase Plan.

Employee Stock Option Plans

Stock Option Program Description

The Company has two plans under which it grants options: the 1996 Stock Incentive Plan (the “1996 Plan”) and the 1997 Supplemental Stock Incentive Plan (the “Supplemental Plan”).

Stock option grants are designed to reward employees for their long-term contributions to the Company and provide incentives for them to remain with the Company. The number and frequency of stock option grants are based on competitive practices, operating results of the Company, and government regulations. Since the inception of the 1996 Plan, the Company has granted options to virtually all employees, and the majority has been granted to employees below the vice president level. Officers and members of the Company’s Board of Directors are not eligible to participate in the Supplemental Plan.

Distribution and Dilutive Effect of Options

The following table illustrates the grant dilution and exercise dilution (in millions, except percentages):

	Three Months Ended
	October 30, 2004	October 25, 2003
Shares of common stock outstanding	6,591	6,913

Granted and assumed	174	147
Canceled	(15)	(13)

Net options granted	159	134

Grant dilution (1)	2.4%	1.9%

Exercised	12	17
Exercise dilution (2)	0.2%	0.2%

Note 1: The percentage for grant dilution is computed based on net options granted as a percentage of shares of common stock outstanding.

Note 2: The percentage for exercise dilution is computed based on options exercised as a percentage of shares of common stock outstanding.

Basic and diluted shares outstanding for the three months ended October 30, 2004 were 6.6 billion shares and 6.8 billion shares, respectively. Diluted shares outstanding include the dilutive impact of in-the-money options, which is calculated based on the average share price for each fiscal period using the treasury stock method. Under the treasury stock method, the tax-effected proceeds that would be hypothetically received from the exercise of all in-the-money options are assumed to be used to repurchase shares. During the three months ended October 30, 2004, the dilutive impact of in-the-money employee stock options was approximately 137 million shares or 2.1% of the basic shares outstanding based on Cisco’s average share price of $19.16.

Cisco Systems, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table summarizes the options granted to the Named Executive Officers during the periods indicated. The Named Executive Officers represent the Company’s Chief Executive Officer and the four other most highly paid executive officers whose salary and bonus for the fiscal year ended July 31, 2004 and July 26, 2003, respectively, were in excess of $100,000 (in millions, except percentages):

	Three Months Ended
	October 30, 2004	October 25, 2003
Options granted to the Named Executive Officers	3.9	1.9

Options granted to the Named Executive Officers as a % of net options granted	2.5%	1.4%

Options granted to the Named Executive Officers as a % of outstanding shares	0.06%	0.03%

Cumulative options held by Named Executive Officers as % of total options outstanding	3.8%	4.4%

General Option Information

A summary of option activity follows (in millions, except per-share amounts). The Company has, in connection with the acquisitions of various companies, assumed the stock option plans of the acquired companies or issued replacement options.

		Options Outstanding
	Options Available for Grant	Number Outstanding	Weighted- Average Exercise Price per Share
Balance at July 26, 2003	526	1,303	$25.29
Granted and assumed	(195)	195	20.00
Exercised	—	(96)	10.03
Canceled	52	(52)	32.33
Additional shares reserved	7	—	—

Balance at July 31, 2004	390	1,350	25.34
Granted and assumed	(174)	174	19.34
Exercised	—	(12)	7.98
Canceled	15	(15)	30.37
Additional shares reserved	6	—	—

Balance at October 30, 2004	237	1,497	$24.73

Cisco Systems, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table summarizes significant ranges of outstanding and exercisable options as of October 30, 2004 (in millions, except years and per-share amounts):

	Options Outstanding				Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted- Average Remaining Contractual Life (in Years)	Weighted- Average Exercise Price per Share	Aggregate Intrinsic Value	Number Exercisable	Weighted- Average Exercise Price per Share	Aggregate Intrinsic Value
$ 0.01–9.75	206	3.44	$7.13	$2,488	154	$6.43	$1,968
0 9.76–13.04	154	4.94	12.52	1,030	100	12.30	691
13.05–16.15	177	6.00	15.61	637	96	15.67	340
16.16–18.57	103	6.09	18.16	108	56	18.21	56
18.58–19.18	157	8.73	19.16	8	3	18.74	1
19.19–20.53	213	7.26	19.89	—	67	20.08	—
20.54–36.71	175	4.76	26.87	—	130	27.95	—
36.72–54.53	251	4.62	52.32	—	216	52.31	—
54.54–72.56	61	4.65	64.01	—	53	64.13	—

Total	1,497	5.59	$24.73	$4,271	875	$27.98	$3,056

The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based on Cisco’s closing stock price of $19.21 as of October 29, 2004, which would have been received by the option holders had all option holders exercised their options as of that date. The total number of in-the-money options exercisable as of October 30, 2004 was 409 million. As of July 31, 2004, 823 million outstanding options were exercisable, and the weighted average exercise price was $28.09.

The following table presents the option exercises for the three months ended October 30, 2004, and option values as of that date for the Named Executive Officers (in millions):

	Number of Shares Acquired on Exercise	Value Realized	Number of Securities Underlying Unexercised Options at October 30, 2004		Intrinsic Value of Unexercised In-the-Money Options at October 30, 2004
			Exercisable	Unexercisable	Exercisable	Unexercisable
Named Executive Officers	2	$26	41	16	$192	$26

Cisco Systems, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Pro Forma Information

Pro forma information regarding option grants made to the Company’s employees and directors and common stock relating to the Employee Stock Purchase Plan is based on specified valuation techniques that produce estimated compensation charges. The following table reflects the pro forma information (in millions, except per-share amounts):

	Three Months Ended
	October 30, 2004	October 25, 2003
Net income — as reported	$1,396	$1,086
Compensation expense, net of tax	(276)	(327)

Net income — pro forma	$1,120	$759

Basic net income per share — as reported	$0.21	$0.16

Diluted net income per share — as reported	$0.21	$0.15

Basic net income per share — pro forma	$0.17	$0.11

Diluted net income per share — pro forma	$0.17	$0.11

The value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Three Months Ended
	October 30, 2004	October 25, 2003
Expected dividend	0.0%	0.0%
Risk-free interest rate	3.5%	3.9%
Expected volatility	39.6%	40.1%
Expected life (in years)	3.3	5.6

The Black-Scholes option pricing model was developed for use in estimating the value of traded options that have no vesting restrictions and are fully transferable. In addition, option pricing models require the input of highly subjective assumptions, including the expected stock price volatility and expected life. The Company uses projected data for expected volatility and expected life of its stock options based upon historical and other economic data trended into future years. Because the Company’s employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the estimated value, in management’s opinion, the existing valuation models do not provide a reliable measure of the fair value of the Company’s employee stock options. Under the Black-Scholes option pricing model, the weighted-average estimated values of employee stock options granted during the three months ended October 30, 2004 and October 25, 2003 were $6.19 and $8.52, respectively.

11.	INCOME TAXES

The Company paid net income taxes of $249 million and $275 million for the three months ended October 30, 2004 and October 25, 2003, respectively. The Company’s income taxes currently payable for federal and state purposes have been reduced by the tax benefits from employee stock option transactions. These benefits totaled $48 million and $62 million for the three months ended October 30, 2004 and October 25, 2003, respectively, and were reflected as an increase to additional paid-in capital in the Consolidated Statements of Shareholders’ Equity.

Cisco Systems, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The Company’s federal income tax returns for fiscal years ended July 25, 1998 through July 28, 2001 are under examination, and the Internal Revenue Service has proposed certain adjustments. The Company believes that adequate amounts have been reserved for any adjustments that may ultimately result from these examinations.

12.	SEGMENT INFORMATION AND MAJOR CUSTOMERS

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

Sales are attributed to a geographic theater based on the ordering location of the customer. The Company does not allocate research and development, sales and marketing, or general and administrative expenses to its geographic theaters in this internal management system, because management does not currently use the information to measure the performance of the operating segments. Based on established criteria, the Company has four reportable segments: the Americas, EMEA, Asia Pacific, and Japan.

Summarized financial information by theater for the three months ended October 30, 2004 and October 25, 2003, as taken from the internal management system previously discussed, is as follows (in millions):

	Three Months Ended
	October 30, 2004	October 25, 2003
Net sales:
Americas	$3,397	$2,874
EMEA	1,616	1,376
Asia Pacific	566	511
Japan	392	340

Total	$5,971	$5,101

Gross margin:
Americas	$2,244	$1,945
EMEA	1,118	958
Asia Pacific	385	356
Japan	268	247

Total	$4,015	$3,506

The Americas theater included non-U.S. net sales of $267 million and $214 million for the three months ended October 30, 2004 and October 25, 2003, respectively.

Cisco Systems, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table presents net sales for groups of similar products and services (in millions):

	Three Months Ended
	October 30, 2004	October 25, 2003
Net sales:
Routers	$1,251	$1,274
Switches	2,599	2,061
Advanced Technologies	965	726
Other	218	202

Product	5,033	4,263
Service	938	838

Total	$5,971	$5,101

The Company refers to some of its products and technologies as Advanced Technologies. The Company has currently identified six Advanced Technologies for particular focus: home networking, IP telephony, optical networking, security, storage area networking, and wireless technology. The Company may identify additional Advanced Technologies for focus and investment in the future, and the Company’s investments in some previously identified Advanced Technologies may be curtailed or eliminated depending on market developments. The Company reclassified net sales for switches and Advanced Technology products in fiscal 2004 to conform to the current period’s presentation related to a refinement in the reporting of certain rebate programs for these products.

The majority of the Company’s assets as of October 30, 2004 and July 31, 2004 were attributable to its U.S. operations. For the three months ended October 30, 2004 and October 25, 2003, no single customer accounted for 10% or more of the Company’s net sales.

Property and equipment information is based on the physical location of the assets. The following table presents property and equipment information for geographic areas (in millions):

	October 30, 2004	July 31, 2004
Property and equipment, net:
United States	$2,904	$2,919
International	375	371

Total	$3,279	$3,290

Cisco Systems, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

13.	NET INCOME PER SHARE

The following table presents the calculation of basic and diluted net income per share (in millions, except per-share amounts):

	Three Months Ended
	October 30, 2004	October 25, 2003
Net income	$1,396	$1,086

Weighted-average shares — basic	6,635	6,932
Effect of dilutive potential common shares	138	178

Weighted-average shares — diluted	6,773	7,110

Net income per share — basic	$0.21	$0.16

Net income per share — diluted	$0.21	$0.15

Dilutive potential common shares consist of employee stock options and restricted common stock. Employee stock options to purchase approximately 811 million and 555 million shares for the three months ended October 30, 2004 and October 25, 2003, respectively, were outstanding, but were not included in the computation of diluted earnings per share because the exercise price of the stock options was greater than the average share price of the common shares, and, therefore, the effect would have been antidilutive.

14.	PENDING BUSINESS COMBINATIONS

As of October 30, 2004, the Company announced definitive agreements to acquire publicly held NetSolve, Incorporated and privately held Perfigo, Inc. The cash purchase price for each acquisition was approximately $130 million and $74 million, respectively. These acquisitions closed in the second quarter of fiscal 2005.

In addition, as of October 30, 2004, the Company has made an investment in BCN Systems, Inc. (“BCN”). The Company has the right, but not the obligation, to acquire the portion of BCN it does not own, with such purchase dependent upon the Company’s sole determination as to whether certain technical conditions have been met. The aggregate total purchase value of BCN could range from approximately $45 million to approximately $195 million depending upon the achievement of certain milestones, including those that would be determinable only after closing.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Quarterly Report on Form 10-Q, including this Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements regarding future events and our future results that are subject to the safe harbors created under the Securities Act of 1933 and the Securities Exchange Act of 1934. These statements are based on current expectations, estimates, forecasts, and projections about the industries in which we operate and the beliefs and assumptions of our management. Words such as “expects,” “anticipates,” “targets,” “goals,” “projects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “continues,” “may,” variations of such words, and similar expressions are intended to identify such forward-looking statements. In addition, any statements that refer to projections of our future financial performance, our anticipated growth and trends in our businesses (including the potential growth of Advanced Technologies), and other characterizations of future events or circumstances are forward-looking statements. Readers are cautioned that these forward-looking statements are only predictions and are subject to risks, uncertainties, and assumptions that are difficult to predict, including those identified below, under “Risk Factors,” and elsewhere herein. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. We undertake no obligation to revise or update any forward-looking statements for any reason.

Overview

Our results for the first quarter of fiscal 2005 reflected increases in net sales, net income, and net income per share from the corresponding period of fiscal 2004. Revenue increased in each of our geographic segments. Sales of our switches increased by 26.1% and we experienced higher sales in all of our Advanced Technologies, for an overall increase of 32.9%. Our router business decreased by 1.8%. Our gross margins declined from the first quarter of last year primarily related to the change in the mix of our product sales due to sales of certain lower margin switching products and increased sales of home networking products. Operating expenses as a percentage of net sales declined year over year. Indicative of the strength of our markets, we continue to encounter price-focused competition, including competitors from Asia, and in particular China.

During the first quarter of fiscal 2005, we generated cash flows of $1.5 billion from operations. Our cash and cash equivalents and total investments were $17.7 billion at the end of the first quarter of fiscal 2005, compared with $19.3 billion at the end of the fourth quarter of fiscal 2004. We used $3.0 billion of cash to repurchase 156 million shares of our common stock during the quarter. Days sales outstanding at the end of the first quarter of fiscal 2005 were 27 days, compared with 28 days at the end of the fourth quarter of fiscal 2004. Our inventory level was relatively unchanged from our prior fiscal year end, July 31, 2004, and annualized inventory turns improved to 6.5, compared with 6.4 in the fourth quarter of fiscal 2004.

Critical Accounting Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires us to make judgments, assumptions, and estimates that affect the amounts reported in the Consolidated Financial Statements and accompanying notes. Note 2 to the Consolidated Financial Statements in the Annual Report on Form 10-K for the fiscal year ended July 31, 2004 describes the significant accounting policies and methods used in the preparation of the Consolidated Financial Statements. The accounting policies described below are significantly affected by critical accounting estimates. Such accounting policies are impacted significantly by judgments, assumptions, and estimates used in the preparation of the Consolidated Financial Statements, and actual results could differ materially from the amounts reported based on these policies.

Revenue Recognition

Our networking and communications products are integrated with software that is essential to the functionality of the equipment. We provide unspecified software upgrades and enhancements related to the equipment through

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

our maintenance contracts. Accordingly, we account for revenue in accordance with Statement of Position No. 97-2, “Software Revenue Recognition,” and all related interpretations. Revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collectibility is reasonably assured. In instances where final acceptance of the product, system, or solution is specified by the customer, revenue is deferred until all acceptance criteria have been met. Our total deferred revenue for products was $1.4 billion and $1.5 billion as of October 30, 2004 and July 31, 2004, respectively. Service revenue is generally deferred and, in most cases, recognized ratably over the period during which the services are to be performed, which is typically from one to three years. Our total deferred revenue for services was $2.9 billion and $3.0 billion as of October 30, 2004 and July 31, 2004, respectively.

Contracts, Internet commerce agreements, and customer purchase orders are generally used to determine the existence of an arrangement. Shipping documents and customer acceptance, when applicable, are used to verify delivery. We assess whether the fee is fixed or determinable based on the payment terms associated with the transaction and whether the sales price is subject to refund or adjustment. We assess collectibility based primarily on the creditworthiness of the customer as determined by credit checks and analysis, as well as the customer’s payment history.

When a sale involves multiple elements, such as sales of products that include services, the entire fee from the arrangement is allocated to each respective element based on its relative fair value and recognized when revenue recognition criteria for each element are met. The amount of product and service revenue recognized is impacted by our judgments as to whether an arrangement includes multiple elements and, if so, whether vendor-specific objective evidence of fair value exists. Changes to the elements in an arrangement and our ability to establish vendor-specific objective evidence for those elements could affect the timing of the revenue recognition.

We make sales to distributors and retail partners and recognize revenue based on a sell-through method using information provided by them. Our distributors and retail partners participate in various cooperative marketing and other programs, and we maintain estimated accruals and allowances for these programs. If actual credits received by our distributors and retail partners for these programs were to deviate significantly from our estimates, which are based on historical experience, our revenue could be adversely affected.

Allowance for Doubtful Accounts and Sales Returns

Our accounts receivable balance, net of allowance for doubtful accounts, was $1.8 billion as of October 30, 2004 and July 31, 2004. The allowance for doubtful accounts was $179 million, or 9.1% of the gross accounts receivable balance, as of October 30, 2004 and $179 million, or 8.9% of the gross accounts receivable balance, as of July 31, 2004. The allowance is based on our assessment of the collectibility of customer accounts. We regularly review the allowance by considering factors such as historical experience, credit quality, age of the accounts receivable balances, and current economic conditions that may affect a customer’s ability to pay.

There was no provision for doubtful accounts for the first quarter of fiscal 2005. Our provision for doubtful accounts was $7 million for the first quarter of fiscal 2004. If a major customer’s creditworthiness deteriorates, or if actual defaults are higher than our historical experience, or if other circumstances arise, our estimates of the recoverability of amounts due to us could be overstated, and additional allowances could be required, which could have an adverse impact on our revenue.

A reserve for future sales returns is established based on historical trends in product return rates. The reserve for future sales returns as of October 30, 2004 and July 31, 2004 was $80 million and $74 million, respectively, and was recorded as a reduction of our accounts receivable. If the actual future returns were to deviate from the historical data on which the reserve had been established, our revenue could be adversely affected.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Allowance for Inventory

Our inventory balance was $1.2 billion as of October 30, 2004 and July 31, 2004. Our inventory allowance was $139 million as of October 30, 2004 and July 31, 2004. We provide allowances for inventory based on excess and obsolete inventories determined primarily by future demand forecasts. The allowance is measured as the difference between the cost of the inventory and market based upon assumptions about future demand and is charged to the provision for inventory, which is a component of our cost of sales. At the point of the loss recognition, a new, lower-cost basis for that inventory is established, and subsequent changes in facts and circumstances do not result in the restoration or increase in that newly established cost basis.

Our provision for inventory was $62 million and $35 million for the first quarter of fiscal 2005 and 2004, respectively. If there were to be a sudden and significant decrease in demand for our products, or if there were a higher incidence of inventory obsolescence because of rapidly changing technology and customer requirements, we could be required to increase our inventory allowances, and our gross margin could be adversely affected. Inventory management remains an area of focus as we balance the need to maintain strategic inventory levels to ensure competitive lead times and the risk of inventory obsolescence.

Warranty Costs

The liability for product warranties, included in other accrued liabilities, was $253 million as of October 30, 2004, compared with $239 million as of July 31, 2004. See Note 8 to the Consolidated Financial Statements. Our products are generally covered by a warranty for periods ranging from 90 days to five years, and for some products we provide a limited lifetime warranty. We accrue for warranty costs as part of our cost of sales based on associated material costs, technical support labor costs, and associated overhead. Material cost is estimated based primarily upon historical trends in the volume of product returns within the warranty period and the cost to repair or replace the equipment. Technical support labor cost is estimated based primarily upon historical trends in the rate of customer cases and the cost to support the customer cases within the warranty period. Overhead cost is applied based on estimated time to support warranty activities.

The provision for product warranties issued during the first quarter of fiscal 2005 and 2004 was $118 million and $77 million, respectively. The increase in the provision for product warranties was due to higher shipment volume of our products and an increase in warranty claims. If we continue to experience an increase in warranty claims compared with our historical experience, or if the cost of servicing warranty claims is greater than the expectations on which the accrual has been based, our gross margin could be adversely affected.

Investment Impairments

Our publicly traded equity securities are reflected in the Consolidated Balance Sheets at a fair value of $1.2 billion as of October 30, 2004, compared with $1.1 billion as of July 31, 2004. See Note 7 to the Consolidated Financial Statements. We recognize an impairment charge when the declines in the fair values of our publicly traded equity securities below their cost basis are judged to be other-than-temporary. The ultimate value realized on these equity securities is subject to market price volatility until they are sold. We consider various factors in determining whether we should recognize an impairment charge, including the length of time and extent to which the fair value has been less than our cost basis, the financial condition and near-term prospects of the investee, and our intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value. Our ongoing consideration of these factors could result in additional impairment charges in the future, which could adversely affect our net income. There was no charge attributable to the impairment of publicly traded equity securities during the first quarter of fiscal 2005 or the first quarter of fiscal 2004.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

We also have investments in privately held companies, some of which are in the startup or development stages. As of October 30, 2004, our investments in privately held companies were $345 million, compared with $354 million as of July 31, 2004, and were included in other assets. See Note 5 to the Consolidated Financial Statements. We monitor these investments for impairment and make appropriate reductions in carrying values if we determine an impairment charge is required, based primarily on the financial condition and near-term prospects of these companies. These investments are inherently risky because the markets for the technologies or products these companies are developing are typically in the early stages and may never materialize. Our impairment charges on investments in privately held companies were $18 million and $41 million during the first quarter of fiscal 2005 and 2004, respectively.

Goodwill Impairments

Our methodology for allocating the purchase price relating to purchase acquisitions is determined through established valuation techniques in the high-technology communications equipment industry. Goodwill is measured as the excess of the cost of acquisition over the sum of the amounts assigned to tangible and identifiable intangible assets acquired less liabilities assumed. We perform goodwill impairment tests on an annual basis and between annual tests in certain circumstances for each reporting unit. The goodwill recorded in the Consolidated Balance Sheets as of October 30, 2004 and July 31, 2004 was $4.5 billion and $4.2 billion, respectively. In response to changes in industry and market conditions, we could be required to strategically realign our resources and consider restructuring, disposing of, or otherwise exiting businesses, which could result in an impairment of goodwill. There was no impairment of goodwill during the first quarter of fiscal 2005 or the first quarter of fiscal 2004.

Income Taxes

We are subject to income taxes in both the United States and numerous foreign jurisdictions. Significant judgment is required in evaluating our tax positions and determining our provision for income taxes. During the ordinary course of business, there are many transactions and calculations for which the ultimate tax determination is uncertain. We establish reserves for tax-related uncertainties based on estimates of whether, and the extent to which, additional taxes and interest will be due. These reserves are established when, despite our belief that our tax return positions are fully supportable, we believe that certain positions are likely to be challenged and may not be sustained on review by tax authorities. We adjust these reserves in light of changing facts and circumstances, such as the closing of a tax audit. The provision for income taxes includes the impact of reserve provisions and changes to reserves that are considered appropriate, as well as the related net interest.

Our effective tax rates differ from the statutory rate primarily due to acquisition-related costs, research and experimentation tax credits, state taxes, and the tax impact of foreign operations. The effective tax rate was 28.7% and 28.9% for the first quarter of fiscal 2005 and 2004, respectively. Our future effective tax rates could be adversely affected by earnings being lower than anticipated in countries where we have lower statutory rates and higher than anticipated in countries where we have higher statutory rates, by changes in the valuation of our deferred tax assets or liabilities, or by changes in tax laws or interpretations thereof. In addition, we are subject to the continuous examination of our income tax returns by the Internal Revenue Service and other tax authorities. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes.

Loss Contingencies

We are subject to the possibility of various loss contingencies arising in the ordinary course of business. We consider the likelihood of loss or impairment of an asset or the incurrence of a liability, as well as our ability to

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

reasonably estimate the amount of loss, in determining loss contingencies. An estimated loss contingency is accrued when it is probable that an asset has been impaired or a liability has been incurred and the amount of loss can be reasonably estimated. We regularly evaluate current information available to us to determine whether such accruals should be adjusted and whether new accruals are required.

Net Sales

We manage our business based on four geographic theaters: the Americas; Europe, the Middle East, and Africa (“EMEA”); Asia Pacific; and Japan. Net sales, which include product and service revenue, for each theater are summarized in the following table (in millions, except percentages):

	Three Months Ended
	October 30, 2004	October 25, 2003	Variance in Dollars	Variance in Percent
Net sales:
Americas	$3,397	$2,874	$523	18.2%
Percentage of net sales	56.9%	56.3%
EMEA	1,616	1,376	240	17.4%
Percentage of net sales	27.1%	27.0%
Asia Pacific	566	511	55	10.8%
Percentage of net sales	9.5%	10.0%
Japan	392	340	52	15.3%
Percentage of net sales	6.5%	6.7%

Total	$5,971	$5,101	$870	17.1%

The following table is a breakdown of net sales between product and service revenue (in millions, except percentages):

	Three Months Ended
	October 30, 2004	October 25, 2003	Variance in Dollars	Variance in Percent
Net sales:
Product	$5,033	$4,263	$770	18.1%
Service	938	838	100	11.9%

Total	$5,971	$5,101	$870	17.1%

The increase in net product sales was due to the impact of the continued gradual recovery in the global economic environment coupled with increased information technology-related capital spending in our enterprise, service provider, commercial, and consumer markets. The increase in service revenue was primarily due to increased technical support service contract initiations and renewals associated with higher product sales that have resulted in a larger installed base of equipment being serviced.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Net Product Sales by Theater

The following table is a breakdown of net product sales by theater (in millions, except percentages):

	Three Months Ended
	October 30, 2004	October 25, 2003	Variance in Dollars	Variance in Percent
Net product sales:
Americas	$2,704	$2,252	$452	20.1%
Percentage of net product sales	53.7%	52.8%
EMEA	1,453	1,231	222	18.0%
Percentage of net product sales	28.9%	28.9%
Asia Pacific	512	466	46	9.9%
Percentage of net product sales	10.2%	10.9%
Japan	364	314	50	15.9%
Percentage of net product sales	7.2%	7.4%

Total	$5,033	$4,263	$770	18.1%

The increase in net product sales occurred across all geographic theaters with the Americas and EMEA theaters contributing 87.5% of the total increase.

Net product sales in the Americas theater consist of net product sales in the United States and Americas International, which includes Canada, Mexico, and Latin America. The increase in net product sales in the Americas theater was due to an increase in net product sales to all of our customer markets, particularly enterprise customers and service provider customers in the United States. In addition, sales of home networking products increased by $63 million.

Net product sales in the EMEA theater increased primarily as a result of continued product deployment by service providers and growth in enterprise markets. The increase in net product sales in the EMEA theater occurred primarily in the United Kingdom, the Netherlands, and Russia.

Net Product Sales by Groups of Similar Products

The following table presents net sales for groups of similar products (in millions, except percentages):

	Three Months Ended
	October 30, 2004	October 25, 2003	Variance in Dollars	Variance in Percent
Net product sales:
Routers	$1,251	$1,274	$(23)	(1.8)%
Percentage of net product sales	24.9%	29.9%
Switches	2,599	2,061	538	26.1%
Percentage of net product sales	51.6%	48.4%
Advanced Technologies	965	726	239	32.9%
Percentage of net product sales	19.2%	17.0%
Other	218	202	16	7.9%
Percentage of net product sales	4.3%	4.7%

Total	$5,033	$4,263	$770	18.1%

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Routers

Sales of high-end routers, which represent a larger proportion of our total router sales compared with midrange and lower-end routers, decreased by $8 million. Our high-end router sales are primarily to service providers who tend to make large and sporadic purchases. Sales of midrange routers decreased $28 million, which was partially offset by an increase in sales of lower-end routers of $13 million. Our router sales may have been affected by new product introductions and increased competition from price-focused competitors.

Switches

The increase in net product sales related to switches was due to sales of LAN modular switches, which increased by $331 million, and LAN fixed switches, which increased by $214 million, partially offset by sales of WAN switches, which decreased by $7 million. The increase in sales of LAN switches was a result of the continued adoption of new technologies by our customers, resulting in higher sales of our high-end modular switch, the Cisco Catalyst® 6500, and fixed-configuration switches, including the Cisco Catalyst 3750 and Catalyst 3560 platforms, introduced in the fourth quarter of fiscal 2003 and second quarter of fiscal 2004, respectively.

Advanced Technologies

The increase in net product sales related to Advanced Technologies was due to higher sales of products in all six of our Advanced Technologies. Sales of our home networking products, which increased $79 million, were related to the growth of our wireless and wired router businesses. An increase of $47 million in sales of security products was primarily due to module and line-card sales related to our routers and switches as customers continued to emphasize network security in light of continuing, well-publicized worms, viruses, and other attacks. Sales of wireless LAN products increased $45 million and sales of storage products increased $29 million primarily due to new customers and continued deployments with existing customers. Our IP telephony product sales increased $25 million primarily due to sales of IP phones and associated software related to the continued transition from an analog to IP-based infrastructure. An increase of $14 million in sales of optical products was primarily due to sales of the Cisco ONS 15454E platform.

Net product sales may continue to be affected by changes in the geopolitical environment and global economic conditions; competition, including price-focused competitors from Asia, especially China, new product introductions; sales cycles and implementation cycles of our products; changes in the mix of our customers between service provider and enterprise markets; changes in the mix of direct sales and indirect sales; variations in sales channels; and final acceptance criteria of the product, system, or solution as specified by the customer. In addition, sales to the service provider market have been characterized by large and often sporadic purchases, especially relating to our router sales and sales of certain of our Advanced Technologies. In addition, service provider customers typically have longer implementation cycles, require a broader range of services, including design services, and often have acceptance provisions, which can lead to a delay in revenue recognition. To improve customer satisfaction, we continue to focus on managing our manufacturing lead-time performance, which may result in corresponding reductions in order backlog. A decline in backlog levels could result in more variability and less predictability in our quarter-to-quarter net sales and operating results. Net product sales may also be adversely affected by fluctuations in demand for our products, especially with respect to Internet businesses and telecommunications service providers, price and product competition in the communications and networking industries, introduction and market acceptance of new technologies and products, adoption of new networking standards, and financial difficulties experienced by our customers. We may, from time to time, experience manufacturing issues that create a delay in our suppliers’ ability to provide specific components,

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

Our distributors and retail partners participate in various cooperative marketing and other programs. In addition, increasing sales to our distributors and retail partners generally results in greater difficulty in forecasting the mix of our products and, to a certain degree, the timing of orders from our customers. We recognize revenue to our distributors and retail partners based on a sell-through method using information provided by them, and we maintain estimated accruals and allowances for all cooperative marketing and other programs

Net Service Revenue

The increase in net service revenue was primarily due to increased technical support service contract initiations and renewals associated with higher product sales that have resulted in a larger installed base of equipment being serviced. Net service revenue is generally deferred and, in most cases, recognized ratably over the service period, which is typically one to three years.

Gross Margin

The following table shows the gross margin for each theater (in millions, except percentages):

	Three Months Ended
	Amount		Percentage
	October 30, 2004	October 25, 2003	October 30, 2004	October 25, 2003
Gross margin:
Americas	$2,244	$1,945	66.1%	67.7%
EMEA	1,118	958	69.2%	69.6%
Asia Pacific	385	356	68.0%	69.7%
Japan	268	247	68.4%	72.6%

Total	$4,015	$3,506	67.2%	68.7%

The following table shows the gross margin for products and services (in millions, except percentages):

	Three Months Ended
	Amount		Percentage
	October 30, 2004	October 25, 2003	October 30, 2004	October 25, 2003
Gross margin:
Product	$3,387	$2,947	67.3%	69.1%
Service	628	559	67.0%	66.7%

Total	$4,015	$3,506	67.2%	68.7%

Product Gross Margin

Product gross margin decreased by 1.8% due to the following factors: Changes in the mix of products sold decreased product gross margin by approximately 3% due to the sales of certain lower-margin switching products and increased sales of home networking products. Product pricing reductions and sales discounts

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

decreased product gross margin by approximately 1%. In addition, a higher provision for warranty decreased product gross margin by approximately 1% and a higher provision for inventory decreased product gross margin by 0.6%. However, lower overall manufacturing costs related to lower component costs and value engineering and other manufacturing-related costs increased product gross margin by approximately 2.5%. Value engineering is the process by which the production costs are reduced through component redesign, board configuration, test processes, and transformation processes. Higher shipment volume also increased product gross margin by less than 2.0%.

Product gross margin may continue to be adversely affected in the future by: changes in the mix of products sold, including further periods of increased growth of some of our lower-margin products; introduction of new products, including products with price-performance advantages; our ability to reduce production costs; entry into new markets, including markets with different pricing and cost structures; changes in distribution channels; price competition, including competitors from Asia and especially China; changes in geographic mix; sales discounts; increases in material or labor costs; excess inventory and obsolescence charges; warranty costs; changes in shipment volume; loss of cost savings due to changes in component pricing; impact of value engineering; inventory holding charges; and how well we execute on our strategy and operating plans.

Service Gross Margin

Service gross margin increased by 0.3% and by $69 million in absolute dollars. The increase in service gross margin was primarily due to revenue growth from increased technical support service contract initiations and renewals associated with higher product sales that have resulted in a larger installed base of equipment being serviced. Service gross margin will typically experience some variability over time due to various factors such as the change in mix between technical support services and advanced services, as well as the timing of technical support service contract initiations and renewals. Our revenue from advanced services may increase to a higher proportion of total service revenue due to our continued focus on providing comprehensive support to our customers’ networking devices, applications, and infrastructures.

Research and Development, Sales and Marketing, and General and Administrative Expenses

Research and development (“R&D”), sales and marketing, and general and administrative (“G&A”) expenses are summarized in the following table (in millions, except percentages):

	Three Months Ended
	October 30, 2004	October 25, 2003	Variance in Dollars	Variance in Percent
Research and development	$805	$755	$50	6.6%
Percentage of net sales	13.5%	14.8%
Sales and marketing	1,120	1,087	33	3.0%
Percentage of net sales	18.7%	21.3%
General and administrative	230	212	18	8.5%
Percentage of net sales	3.9%	4.2%

Total	$2,155	$2,054	$101	4.9%

Percentage of net sales	36.1%	40.3%

The majority of the increase in this category was related to R&D and sales and marketing expenses as follows:

R&D expenses increased primarily due to higher discretionary spending of $39 million, which included higher prototype expenses of $18 million, and higher headcount-related expenses of $17 million. The increase in R&D

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

expenses reflects our continued investment in R&D efforts in routers, switches, Advanced Technologies, and other product technologies. We have also continued to purchase or license technology in order to bring a broad range of products to market in a timely fashion. If we believe that we are unable to enter a particular market in a timely manner with internally developed products, we may license technology from other businesses or acquire businesses as an alternative to internal R&D. All of our R&D costs have been expensed as incurred.

Sales and marketing expenses increased due to increases in sales expenses of $25 million. Sales expenses increased primarily due to the effect of foreign currency fluctuations, net of hedging, of approximately $25 million, increase in sales commissions of $19 million, and increase in headcount-related expenses of $15 million partially offset by decrease in sales program expenses of $39 million.

We have increased our headcount during the quarter, with some of the increases occurring later in the quarter. We expect to incur higher R&D and sales expenses due to this increase in headcount during the first quarter of fiscal 2005 and additional headcount in connection with our hiring plans and acquisitions scheduled to close. Our headcount increased by 715 employees to 35,086 at October 30, 2004. Approximately half of the increase was related to purchase acquisitions.

Amortization of Purchased Intangible Assets

Amortization of purchased intangible assets included in operating expenses was $60 million in the first quarter of fiscal 2005, compared with $62 million in the first quarter of fiscal 2004. For additional information regarding purchased intangibles, see Note 3 to the Consolidated Financial Statements.

In-Process Research and Development

Our methodology for allocating the purchase price relating to purchase acquisitions to in-process R&D is determined through established valuation techniques in the high-technology communications equipment industry. In-process R&D expense in the first quarter of fiscal 2005 was $12 million. We had no in-process R&D expense in the first quarter of fiscal 2004. See Note 3 to the Consolidated Financial Statements for additional information regarding the acquisitions completed in the first quarter of fiscal 2005 and the in-process R&D recorded for each acquisition. In-process R&D was expensed upon acquisition because technological feasibility had not been established and no future alternative uses existed.

The fair value of the existing purchased technology and patents, as well as the technology under development, is determined using the income approach, which discounts expected future cash flows to present value. The discount rates used in the present value calculations are typically derived from a weighted-average cost of capital analysis and venture capital surveys, adjusted upward to reflect additional risks inherent in the development lifecycle. We consider the pricing model for products related to these acquisitions to be standard within the high-technology communications equipment industry. However, we do not expect to achieve a material amount of expense reductions as a result of integrating the acquired in-process technology. Therefore, the valuation assumptions do not include significant anticipated cost savings.

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

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Interest and Other Income, Net

Interest and other income, net were as follows (in millions):

	Three Months Ended
	October 30, 2004	October 25, 2003	Variance in Dollars
Interest income	$130	$137	$(7)
Other income, net	40	1	39

Total	$170	$138	$32

The components of other income, net, are as follows (in millions):

	Three Months Ended
	October 30, 2004	October 25, 2003
Net gains on investments in fixed income and publicly traded equity securities	$58	$40
Net gains on investments in privately held companies	4	—
Impairment charges on investments in privately held companies	(18)	(41)

Net gains (losses) and impairment charges on investments	44	(1)
Other	(4)	2

Total	$40	$1

During the first quarter of fiscal 2005, net gains on publicly traded equity securities was $53 million which included a gain of $44 million related to a sale of a portion of our investment in a venture fund managed by SOFTBANK Corp. and its affiliates (“SOFTBANK”).

Provision for Income Taxes

The effective tax rate was 28.7% for the first quarter of fiscal 2005 and 28.9% for the first quarter of fiscal 2004. The effective tax rate differs from the statutory rate primarily due to acquisition-related costs, research and experimentation tax credits, state taxes, and the tax impact of foreign operations.

Our future effective tax rates could be adversely affected by earnings being lower than anticipated in countries where we have lower statutory rates and higher than anticipated in countries where we have higher statutory rates, by changes in the valuation of our deferred tax assets or liabilities, or changes in tax laws or interpretations thereof. In addition, we are subject to the continuous examination of our income tax returns by the Internal Revenue Service and other tax authorities. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

The following sections discuss the effects of changes in our balance sheet and cash flows, contractual obligations, other commitments, and the stock repurchase program on our liquidity and capital resources.

Balance Sheet and Cash Flows

Cash and Cash Equivalents and Total Investments

The following table summarizes our cash and cash equivalents and total investments (in millions):

	October 30, 2004	July 31, 2004	Increase (Decrease)
Cash and cash equivalents	$3,309	$3,722	$(413)
Fixed income securities	13,174	14,411	(1,237)
Publicly traded equity securities	1,244	1,134	110

Total	$17,727	$19,267	$(1,540)

The decrease in cash and cash equivalents and total investments was primarily a result of cash used for the repurchase of common stock of $3.0 billion, acquisitions of businesses of $229 million, and capital expenditures of $159 million, partially offset by cash provided by operating activities of $1.5 billion and cash provided by the issuance of common stock of $96 million related to employee stock option exercises and employee stock purchases.

We expect that cash provided by operating activities may fluctuate in future periods as a result of a number of factors, including fluctuations in our operating results, shipment linearity, accounts receivable collections, inventory management, and the timing of tax and other payments. Shipment linearity is a measure of the level of shipments throughout a particular quarter. For additional discussion, see the following section entitled “Risk Factors.”

Accounts Receivable, Net

The following table summarizes our accounts receivable, net (in millions):

	October 30, 2004	July 31, 2004	Increase (Decrease)
Accounts receivable, net	$1,792	$1,825	$(33)

Days sales outstanding (“DSO”) in receivables as of October 30, 2004 and July 31, 2004 were 27 days and 28 days, respectively. Our accounts receivable and DSO are primarily impacted by shipment linearity and collections performance. A steady level of shipments and good collections performance will result in reduced DSO compared with a higher level of shipments toward the end of a quarter, which will result in a shorter amount of time to collect the related accounts receivable and increased DSO.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Inventories

The following table summarizes our inventories (in millions):

	October 30, 2004	July 31, 2004	Increase (Decrease)
Raw materials	$60	$58	$2
Work in process	408	459	(51)
Finished goods:
Distributor inventory and deferred cost of sales	338	316	22
Manufacturing finished goods	235	206	29
Service-related spares	141	134	7

Total finished goods	714	656	58
Demonstration systems	28	34	(6)

Total	$1,210	$1,207	$3

Annualized inventory turns were 6.5 in the first quarter of fiscal 2005, compared with 6.4 in the fourth quarter of fiscal 2004. Our finished goods increased primarily due to higher inventories related to our home networking products in order to meet anticipated customer demands. Distributor inventory and deferred cost of sales are related to unrecognized revenue on shipments to distributors and retail partners and shipments to enterprise and service provider customers. Manufacturing finished goods consist primarily of build-to-order and build-to-stock products, including home networking products. Service-related spares consist of reusable equipment related to our technical support and warranty activities and the higher spares was a result of the increased installed base and other customer-specific requirements. All inventories are accounted for at the lower of cost or market.

The decrease in our work in process was related to the reduction in inventory levels of subassemblies of certain high-demand products. Inventory management remains an area of focus as we balance the need to maintain strategic inventory levels to ensure competitive lead times against the risk of inventory obsolescence because of rapidly changing technology and customer requirements. We may continue to see these higher levels of inventories in the short-term due to the expansion of our product lines and continued need for higher inventory levels of certain high-demand products in order to manage customer lead times.

Deferred Revenue

The breakdown of deferred revenue at October 30, 2004 and July 31, 2004 was as follows (in millions):

	October 30, 2004	July 31, 2004	Increase (Decrease)
Deferred revenue:
Service	$2,885	$3,047	$(162)
Product	1,376	1,455	(79)

Total	$4,261	$4,502	$(241)

Reported as:
Current	$3,291	$3,527	$(236)
Noncurrent	970	975	(5)

Total	$4,261	$4,502	$(241)

The decrease in deferred service revenue reflects a seasonal decrease in the volume of technical support contract initiations and renewals and the ongoing amortization of deferred service revenue. The decrease in deferred product revenue was related to the timing of cash collections from our distributors and retail partners.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Contractual Obligations

Operating Leases

We lease office space in several U.S. locations, as well as locations elsewhere in the Americas, EMEA, Asia Pacific, and Japan, and the future minimum lease payments under all our noncancelable operating leases with an initial term in excess of one year as of October 30, 2004 was $1.3 billion. For additional information see Note 8 to the Consolidated Financial Statements.

Purchase Commitments with Contract Manufacturers and Suppliers

We purchase components from a variety of suppliers and use several contract manufacturers to provide manufacturing services for our products. During the normal course of business, in order to manage manufacturing lead times and to help assure adequate component supply, we enter into agreements with contract manufacturers and suppliers that either allow them to procure inventory based upon criteria as defined by us or that establish the parameters defining our requirements. In certain instances, these agreements allow us the option to cancel, reschedule, and adjust our requirements based on our business needs prior to firm orders being placed. Consequently, only a portion of our reported purchase commitments arising from these agreements are firm, noncancelable, and unconditional commitments. As of October 30, 2004, we had total purchase commitments for inventory of approximately $825 million, compared with $951 million as of July 31, 2004. The purchase commitments for inventory are expected to be fulfilled within one year.

In addition to the above, we record a liability for firm, noncancelable, and unconditional purchase commitments for quantities in excess of our future demand forecasts consistent with our allowance for inventory. As of October 30, 2004, the liability for our firm, noncancelable, and unconditional purchase commitments was $119 million, compared with $141 million as of July 31, 2004. These amounts are included in other accrued liabilities in our Consolidated Balance Sheets.

Other Commitments

In fiscal 2001, we entered into an agreement to invest approximately $1.0 billion in venture funds managed by SOFTBANK, which are required to be funded on demand. In fiscal 2003, this agreement was amended to reduce the amount of our commitment to $800 million, of which up to $550 million is to be invested in venture funds under terms similar to the original agreement and $250 million invested as senior debt with entities as directed by SOFTBANK. Our commitment to fund the senior debt is contingent upon the achievement of certain agreed-upon milestones. As of October 30, 2004, we have invested $344 million in the venture funds and $49 million in the senior debt, of which $27 million has been repaid, and both were recorded as investments in privately held companies in our Consolidated Balance Sheets. We had invested $290 million in the venture funds and $49 million in the senior debt as of July 31, 2004.

We provide structured financing to certain qualified customers for the purchase of equipment and other needs through our wholly owned subsidiary, Cisco Systems Capital Corporation. These loan commitments may be funded over a two- to three-year period, provided that these customers achieve specific business milestones and satisfy certain financial covenants. As of October 30, 2004, our outstanding loan commitments were approximately $40 million, of which approximately $7 million was eligible for draw-down. As of July 31, 2004, our outstanding loan commitments were approximately $61 million, of which approximately $22 million was eligible for draw-down.

As of October 30, 2004 and July 31, 2004, we had a commitment of approximately $59 million to purchase the remaining portion of the minority interest of Cisco Systems, K.K. (Japan), and the payment under this commitment is based on a put option held by the minority shareholders.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

We also have certain other funding commitments related to our privately held investments that are based on the achievement of certain agreed-upon milestones. The funding commitments were approximately $65 million as of October 30, 2004, compared with approximately $67 million as of July 31, 2004.

Off-Balance Sheet Arrangements

We consider our investments in unconsolidated variable interest entities to be off-balance sheet arrangements. In the ordinary course of business, we have investments in privately held companies and provide structured financing to certain customers through our wholly owned subsidiary, Cisco Systems Capital Corporation, which may be considered to be variable interest entities. We have evaluated our investments in these privately held companies and structured financings and have determined that there were no significant unconsolidated variable interest entities as of October 30, 2004.

Certain events can require a reassessment of our investments in privately held companies or structured financings to determine if they are variable interest entities and if we would be regarded as the primary beneficiary. As a result of such events, we may be required to make additional disclosures or consolidate these entities. As we may not control these entities, we may not have the ability to influence these events.

Stock Repurchase Program

In September 2001, our Board of Directors authorized a stock repurchase program. As of October 30, 2004, our Board of Directors had authorized the repurchase of up to $25 billion of common stock under this program, and on November 8, 2004, our Board of Directors authorized the repurchase of up to an additional $10 billion of common stock with no termination date. The remaining authorized amount under the stock repurchase program, including the additional authorization, was approximately $15 billion as of November 8, 2004. During the first quarter of fiscal 2005, we repurchased and retired 156 million shares of our common stock at an average price of $19.24 per share for an aggregate purchase price of $3.0 billion. As of October 30, 2004, we had repurchased and retired 1.1 billion shares of our common stock at an average price of $17.92 per share for an aggregate purchase price of $19.9 billion since inception of the stock repurchase program.

The purchase price for the shares of our common stock repurchased was reflected as a reduction to shareholders’ equity. In accordance with Accounting Principles Board Opinion No. 6, “Status of Accounting Research Bulletins,” we are required to allocate the purchase price of the repurchased shares as a reduction to retained earnings and common stock and additional paid-in capital. Issuance of common stock and the tax benefit related to employee stock option plans are recorded as an increase to common stock and additional paid-in capital. As a result of future repurchases, we may be required to report an accumulated deficit included in shareholders’ equity in our Consolidated Balance Sheets.

Liquidity and Capital Resource Requirements

Based on past performance and current expectations, we believe our cash and cash equivalents, short-term investments, and cash generated from operations will satisfy our working capital needs, capital expenditures, investment requirements, stock repurchases, contractual obligations, commitments (see Note 8 to the Consolidated Financial Statements), future customer financings, and other liquidity requirements associated with our operations through at least the next 12 months. We believe that the most strategic uses of our cash resources include repurchase of shares, strategic investments to gain access to new technologies, acquisitions, financing activities, and working capital. There are no transactions, arrangements, and other relationships with unconsolidated entities or other persons that are reasonably likely to materially affect liquidity or the availability of our requirements for capital resources.

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

OUR OPERATING RESULTS MAY FLUCTUATE IN FUTURE PERIODS, WHICH MAY ADVERSELY AFFECT OUR STOCK PRICE

Our operating results have been in the past, and will continue to be, subject to quarterly and annual fluctuations as a result of numerous factors. These factors include:

•	Fluctuations in demand for our products and services, especially with respect to Internet businesses and telecommunications service providers, in part due to the changing global economic environment

•	Changes in sales and implementation cycles for our products and reduced visibility into our customers’ spending plans and associated revenue

•	Our ability to maintain appropriate inventory levels and purchase commitments

•	Price and product competition in the communications and networking industries, which can change rapidly due to technological innovation

•	The overall movement toward industry consolidation among both our competitors and our customers

•	The introduction and market acceptance of new technologies and products and our success in new markets, including Advanced Technologies, as well as the adoption of new networking standards

•	Variations in sales channels, product costs, or mix of products sold

•	The timing, size, and mix of orders from customers

•	Manufacturing lead times

•	Fluctuations in our gross margins, and the factors that contribute to this as described below

•	Our ability to achieve targeted cost reductions

•	The ability of our customers, channel partners, and suppliers to obtain financing or to fund capital expenditures

•	The timing and amount of employer payroll tax to be paid on employees’ gains on stock options exercised

•	Actual events, circumstances, outcomes, and amounts differing from judgments, assumptions, and estimates used in determining the values of certain assets (including the amounts of related valuation allowances), liabilities, and other items reflected in our Consolidated Financial Statements

•	How well we execute on our strategy and operating plans

•	Changes in accounting rules, such as recording expenses for employee stock option grants

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

RISK FACTORS

OUR OPERATING RESULTS MAY BE ADVERSELY AFFECTED BY UNFAVORABLE ECONOMIC AND MARKET CONDITIONS AND THE UNCERTAIN GEOPOLITICAL ENVIRONMENT

Economic conditions worldwide have contributed to recent slowdowns in the communications and networking industries and may continue to impact our business, resulting in:

•	Reduced demand for our products as a result of continued constraints on information technology-related capital spending by our customers, particularly service providers

•	Increased price competition for our products, not only from our competitors but also as a consequence of customers disposing of unutilized products

•	Risk of excess and obsolete inventories

•	Excess facilities and manufacturing capacity

•	Higher overhead costs as a percentage of revenue

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

OUR REVENUE FOR A PARTICULAR PERIOD IS DIFFICULT TO PREDICT, AND A SHORTFALL IN REVENUE MAY HARM OUR OPERATING RESULTS

As a result of a variety of factors discussed in this report, our revenue for a particular quarter is difficult to predict. Our net sales may grow at a slower rate than in past periods, and may decline. Our ability to meet financial expectations could also be adversely affected if the nonlinear sales pattern seen in some of our past quarters recurs in future periods. We have experienced periods of time during which shipments have exceeded net bookings, or manufacturing issues have delayed shipments, leading to nonlinearity in shipping patterns. In addition to making it difficult to predict revenue for a particular period, nonlinearity in shipping can increase costs, because irregular shipment patterns result in periods of underutilized capacity and periods when overtime expenses may be incurred, as well as leading to additional costs arising out of inventory management. In addition, to the extent that manufacturing issues and any related component shortages result in delayed shipments in the future, and particularly in periods when we and our contract manufacturers are operating at higher levels of capacity, it is possible that revenue for a quarter could be adversely affected if such matters are not remediated within the same quarter.

In addition, to improve customer satisfaction, we continue to attempt to improve our manufacturing lead-time performance, which may result in corresponding reductions in order backlog. A decline in backlog levels could result in more variability and less predictability in our quarter-to-quarter net sales and operating results. Long manufacturing lead times have caused our customers in the past to place the same order multiple times within our various sales channels and to cancel the duplicative orders upon receipt of the product, or to place orders with other vendors with shorter manufacturing lead times. Such multiple ordering (along with other factors) may cause difficulty in predicting our sales and, as a result, could impair our ability to manage parts inventory effectively.

We plan our operating expense levels based primarily on forecasted revenue levels. These expenses and the impact of long-term commitments are relatively fixed in the short term. A shortfall in revenue could lead to operating results being below expectations because we may not be able to quickly reduce these fixed expenses in response to short term business changes.

Any of the above factors could have a material adverse impact on our operations and financial results.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

RISK FACTORS

WE EXPECT GROSS MARGIN TO VARY OVER TIME, AND OUR RECENT LEVEL OF PRODUCT GROSS MARGIN MAY NOT BE SUSTAINABLE

Our recent level of product gross margins may not be sustainable and may continue to be adversely affected by numerous factors, including:

•	Changes in customer, geographic, or product mix, including mix of configurations within each product group

•	Introduction of new products, including products with price-performance advantages

•	Our ability to reduce production costs

•	Entry into new markets, including markets with different pricing and cost structures

•	Sales discounts

•	Increases in material or labor costs

•	Excess inventory and inventory holding charges

•	Obsolescence charges

•	Changes in shipment volume

•	Loss of cost savings due to changes in component pricing or charges incurred due to inventory holding periods if parts ordering does not correctly anticipate product demand

•	Lower than expected benefits from value engineering

•	Increased price competition, including competitors from Asia, especially China

•	Changes in distribution channels

•	Increased warranty costs

•	How well we execute on our strategy and operating plans

Changes in service gross margin may result from various factors such as changes in the mix between technical support services and advanced services, as well as the timing of technical support service contract initiations and renewals.

DISRUPTION OF OR CHANGES IN OUR DISTRIBUTION MODEL COULD HARM OUR SALES AND MARGINS

If we fail to manage distribution of our products and services properly, or if our distributors’ financial condition or operations weaken, our revenue and gross margins could be adversely affected.

A substantial portion of our products and services is sold through our channel partners and the remainder is sold through direct sales. Our channel partners include system integrators, service providers, other resellers, distributors, and retail partners. System integrators and service providers typically sell directly to end-users and often provide system installation, technical support, professional services, and other support services in addition to network equipment sales. System integrators also typically integrate our products into an overall solution, and a number of service providers are also system integrators. Distributors stock inventory and typically sell to system integrators, service providers, and other resellers. In addition, with the acquisition of the Linksys business, home networking products are generally sold through distributors and retail partners. We refer to sales through distributors and retail partners as our two-tier system of sales to the end customer. Revenue from

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

RISK FACTORS

distributors and retail partners is recognized based on a sell-through method using information provided by them. These distributors and retail partners are generally given business terms that allow them to return a portion of inventory, receive credits for changes in selling prices, and participate in various cooperative marketing programs. If sales through indirect channels increase, this may lead to greater difficulty in forecasting the mix of our products and, to a certain degree, the timing of orders from our customers.

Historically, we have seen fluctuations in our gross margins based on changes in the balance of our distribution channels. Although variability to date has not been significant, there can be no assurance that changes in the balance of our distribution model in future periods would not have an adverse effect on our gross margins and profitability.

Some factors could result in disruption of or changes in our distribution model, which could harm our sales and margins, including the following:

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

OUR INVENTORY MANAGEMENT RELATING TO OUR SALES TO OUR TWO-TIER DISTRIBUTION CHANNEL IS COMPLEX, AND EXCESS INVENTORY MAY HARM OUR GROSS MARGINS

We must manage our inventory relating to sales to our distributors and retail partners effectively, because inventory held by them could affect our results of operations. Our distributors and retail partners may increase orders during periods of product shortages, cancel orders if their inventory is too high, or delay orders in anticipation of new products. They also may adjust their orders in response to the supply of our products and the products of our competitors that are available to them and in response to seasonal fluctuations in end-user demand. Revenue to our distributors and retail partners is recognized based on a sell-through method using information provided by them, and they are generally given business terms that allow them to return a portion of inventory, receive credits for changes in selling price, and participate in various cooperative marketing programs. In addition, due to the expansion of our product line breadth and our continued need for higher inventory levels of certain subassemblies of high-demand products in order to manage customer lead times, our inventory levels have increased in recent periods. We may continue to see these higher inventories in the shorter term. Inventory management remains an area of focus as we balance the need to maintain strategic inventory levels to ensure competitive lead times against the risk of inventory obsolescence because of rapidly changing technology and customer requirements. If we ultimately determine that we have excess inventory, we may have to reduce our prices and write-down inventory, which in turn could result in lower gross margins.

SALES TO THE SERVICE PROVIDER MARKET ARE ESPECIALLY VOLATILE, AND CONTINUED WEAKNESS IN SALES ORDERS FROM THIS INDUSTRY MAY HARM OUR OPERATING RESULTS AND FINANCIAL CONDITION

Sales to the service provider market have been characterized by large and often sporadic purchases, especially relating to our router sales and sales of certain of our Advanced Technologies, in addition to longer sales cycles. We have experienced significant weakness in sales to service providers as market conditions have changed. Sales

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

RISK FACTORS

activity in this industry depends upon the stage of completion of expanding network infrastructures; the availability of funding; and the extent to which service providers are affected by regulatory, economic, and business conditions in the country of operations. Although some service providers may be increasing capital expenditures over the depressed levels that have prevailed over the last few years, continued weakness in orders from this industry could have a material adverse effect on our business, operating results, and financial condition. The recent slowdown in the general economy, overcapacity, changes in the service provider market, and constraints on capital availability have had a material adverse effect on many of our service provider customers, with many of these customers going out of business or substantially reducing their expansion plans. These conditions have materially harmed our business and operating results, and we expect that some or all of these conditions may continue for the foreseeable future. Finally, service provider customers typically have longer implementation cycles; require a broader range of service including design services; demand that vendors take on a larger share of risks; often require acceptance provisions, which can lead to a delay in revenue recognition; and expect financing from vendors. All these factors can add further risk to business conducted with service providers.

A SHORTAGE OF ADEQUATE COMPONENT SUPPLY OR MANUFACTURING CAPACITY COULD INCREASE OUR COSTS OR CAUSE A DELAY IN OUR ABILITY TO FULFILL ORDERS, AND OUR FAILURE TO ESTIMATE CUSTOMER DEMAND PROPERLY MAY RESULT IN EXCESS OR OBSOLETE COMPONENT SUPPLY, WHICH COULD ADVERSELY AFFECT OUR GROSS MARGINS

Our growth and ability to meet customer demands depend in part on our ability to obtain timely deliveries of parts from our suppliers and contract manufacturers. We have experienced component shortages in the past, including shortages caused by manufacturing process issues, that have affected our operations. We may in the future experience a shortage of certain component parts as a result of our own manufacturing issues, manufacturing issues at our suppliers or contract manufacturers, capacity problems experienced by our suppliers or contract manufacturers, or strong demand in the industry for those parts, especially if the economy grows. Growth in the economy is likely to create greater pressures on us and our suppliers to accurately project overall component demand and component demands within specific product categories and to establish optimal component levels. If shortages or delays persist, the price of these components may increase, or the components may not be available at all, and we may also encounter shortages if we do not accurately anticipate our needs. We may not be able to secure enough components at reasonable prices or of acceptable quality to build new products in a timely manner in the quantities or configurations needed. Accordingly, our revenue and gross margins could suffer until other sources can be developed. Our operating results would also be adversely affected if, anticipating greater demand than actually develops, we commit to the purchase of more components than we need. There can be no assurance that we will not encounter these problems in the future. Although in many cases we use standard parts and components for our products, certain components are presently available only from a single source or limited sources. We may not be able to diversify sources in a timely manner, which could harm our ability to deliver products to customers and seriously impact present and future sales.

We believe that we may be faced with the following challenges in the future:

•	New markets in which we participate may grow quickly, which may make it difficult to quickly obtain significant component capacity

•	As we acquire companies and new technologies, we may be dependent, at least initially, on unfamiliar supply chains or relatively small supply partners

•	We face competition for certain components, which are supply-constrained, from existing competitors and companies in other markets

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

RISK FACTORS

Manufacturing capacity and component supply constraints could be significant issues for us. We purchase components from a variety of suppliers and use several contract manufacturers to provide manufacturing services for our products. During the normal course of business, in order to improve manufacturing lead time performance and to help assure adequate component supply, we enter into agreements with contract manufacturers and suppliers that either allow them to procure inventory based upon criteria as defined by us or that establish the parameters defining our requirements. In certain instances, these agreements allow us the option to cancel, reschedule, and adjust our requirements based on our business needs prior to firm orders being placed. If we fail to anticipate customer demand properly, an oversupply of parts could result in excess or obsolete components that could adversely affect our gross margins. For additional information regarding our purchase commitments, see Note 8 to the Consolidated Financial Statements. A reduction or interruption in supply; a significant increase in the price of one or more components; a failure to adequately authorize procurement of inventory by our contract manufacturers; a failure to appropriately cancel, reschedule, or adjust our requirements based on our business needs; or a decrease in demand for products could materially adversely affect our business, operating results, and financial condition and could materially damage customer relationships. Furthermore, as a result of binding price or purchase commitments with suppliers, we may be obligated to purchase components at prices that are higher than those available in the current market. In the event that we become committed to purchase components at prices in excess of the current market price when the components are actually used, our gross margins could decrease.

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

THE MARKETS IN WHICH WE COMPETE ARE INTENSELY COMPETITIVE, WHICH COULD ADVERSELY AFFECT OUR REVENUE GROWTH

We compete in the networking and communications equipment markets, providing products and services for transporting data, voice, and video traffic across intranets, extranets, and the Internet. These markets are characterized by rapid change, converging technologies, and a migration to networking solutions that offer superior advantages. These market factors represent both an opportunity and a competitive threat to us. We compete with numerous vendors in each product category. The overall number of our competitors providing niche product solutions may increase. Also, the identity and composition of competitors may change as we increase our activity in our Advanced Technology markets. As we continue to expand our sales globally, we may see new competition in different geographic regions. In particular, we are seeing price-focused competitors from Asia, especially China, and we anticipate this will continue.

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

Some of these companies compete across many of our product lines, whereas others are primarily focused in a specific product area.

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

RISK FACTORS

only from our existing competitors but also from other competitors, including existing companies with strong technological, marketing, and sales positions in those markets. We also sometimes face competition from resellers and distributors of our products.

The principal competitive factors in the markets in which we presently compete and may compete in the future include:

•	The ability to provide a broad range of networking products and services

•	Product performance

•	Price

•	The ability to introduce new products, including products with price-performance advantages

•	The ability to reduce production costs

•	The ability to provide value-added features such as security, reliability, and investment protection

•	Conformance to standards

•	Market presence

•	The ability to provide financing

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

The markets for our products are characterized by rapidly changing technology, evolving industry standards, new product introductions, and evolving methods of building and operating networks. Our operating results depend on our ability to develop and introduce new products into existing and emerging markets and to reduce the production costs of existing products. We believe that the Internet and the various networks associated with it, including corporate intranets, cable, broadband and dialup networks, and voice and video networks will evolve to include embedded resources and the virtualization of applications and services to produce an integrated, intelligent system, or as we refer to it, an Intelligent Information Network. This is our vision for the evolution of networking from connectivity products to intelligent systems. As such, many of our strategic initiatives and investments are aimed at meeting the requirements that an Intelligent Information Network would demand. The process of developing new technology is complex and uncertain, and if we fail to accurately predict customers’ changing needs and emerging technological trends, our business could be harmed. We must commit significant resources to developing new products before knowing whether our investments will result in products the market will accept. In particular, if our model of the evolution of networking from connectivity products to intelligent systems does not emerge as we believe it will, many of our strategic initiatives and investments may be of no or limited value. Furthermore, we may not execute successfully on that vision because of errors in product planning or timing, technical hurdles that we fail to overcome in a timely fashion, or a lack of appropriate resources. This could result in competitors providing those solutions before we do and loss of market share, net sales, and

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

RISK FACTORS

earnings. The success of new products depends on several factors, including proper new product definition, component costs, timely completion and introduction of these products, differentiation of new products from those of our competitors, and market acceptance of these products. There can be no assurance that we will successfully identify new product opportunities, develop and bring new products to market in a timely manner, or achieve market acceptance of our products or that products and technologies developed by others will not render our products or technologies obsolete or noncompetitive. Specifically, the products and technologies that we have identified as “Advanced Technologies” may not prove to have the market success we anticipate, and we may not successfully identify and invest in other advanced technologies.

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

Because of the rapid introduction of new products and changing customer requirements related to matters such as cost-effectiveness and security, we believe that there could be certain performance problems with Internet communications in the future, which could receive a high degree of publicity and visibility. Because we are a large supplier of networking products, our business, operating results, and financial condition may be materially adversely affected, regardless of whether or not these problems are due to the performance of our own products. Such an event could also result in a material adverse effect on the market price of our common stock independent of direct effects on our business.

CHANGES IN INDUSTRY STRUCTURE AND MARKET CONDITIONS COULD LEAD TO CHARGES RELATED TO DISCONTINUANCES OF CERTAIN OF OUR PRODUCTS OR BUSINESSES AND ASSET IMPAIRMENTS

In response to changes in industry and market conditions, we may be required to strategically realign our resources and consider restructuring, disposing of, or otherwise exiting businesses. Any decision to limit investment in or dispose of or otherwise exit businesses may result in the recording of special charges, such as inventory and technology-related write-offs, workforce reduction costs, charges relating to consolidation of excess facilities, or claims from third parties who were resellers or users of discontinued products. Our estimates with respect to the useful life or ultimate recoverability of our carrying basis of assets, including purchased intangible assets, could change as a result of such assessments and decisions. Further, our estimates relating to the liabilities for excess facilities are affected by changes in real estate market conditions. Additionally, we are required to perform goodwill impairment tests on an annual basis and between annual tests in certain circumstances, and future goodwill impairment tests may result in a charge to earnings.

WE HAVE MADE AND EXPECT TO CONTINUE TO MAKE ACQUISITIONS THAT COULD DISRUPT OUR OPERATIONS AND HARM OUR OPERATING RESULTS

Our growth depends upon market growth, our ability to enhance our existing products, and our ability to introduce new products on a timely basis. We intend to continue to address the need to develop new products and

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

RISK FACTORS

enhance existing products through acquisitions of other companies, product lines, technologies, and personnel. Acquisitions involve numerous risks, including the following:

•	Difficulties in integrating the operations, technologies, products, and personnel of the acquired companies

•	Diversion of management’s attention from normal daily operations of the business

•	Potential difficulties in completing projects associated with in-process research and development

•	Difficulties in entering markets in which we have no or limited direct prior experience and where competitors in such markets have stronger market positions

•	Initial dependence on unfamiliar supply chains or relatively small supply partners

•	Insufficient revenue to offset increased expenses associated with acquisitions

•	The potential loss of key employees of the acquired companies

Acquisitions may also cause us to:

•	Issue common stock that would dilute our current shareholders’ percentage ownership

•	Assume liabilities

•	Record goodwill and nonamortizable intangible assets that will be subject to impairment testing on a regular basis and potential periodic impairment charges

•	Incur amortization expenses related to certain intangible assets

•	Incur large and immediate write-offs and restructuring and other related expenses

•	Become subject to intellectual property or other litigation

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

From time to time, we have made acquisitions that resulted in in-process research and development expenses being charged in an individual quarter. These charges may occur in any particular quarter, resulting in variability in our quarterly earnings.

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

PRODUCT QUALITY PROBLEMS COULD LEAD TO REDUCED REVENUE, GROSS MARGINS, AND NET INCOME

We produce highly complex products that incorporate leading-edge technology, including both hardware and software. Software typically contains bugs that can unexpectedly interfere with expected operations. There can be no assurance that our preshipment testing programs will be adequate to detect all defects, either ones in individual products or ones that could affect numerous shipments, which might interfere with customer satisfaction, reduce sales opportunities, or affect gross margins. In the past, we have had to replace certain components and provide remediation in response to the discovery of defects or bugs in products that we had shipped. Although the cost of such remediation has not been material in the past, there can be no assurance that such a remediation, depending on the product involved, would not have a material impact. An inability to cure a product defect could result in the failure of a product line, temporary or permanent withdrawal from a product or market, damage to our reputation, inventory costs, or product reengineering expenses, any of which could have a material impact on revenue, margins, and net income.

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

We conduct significant sales and customer support operations in countries outside of the United States and also depend on non-U.S. operations of our contract manufacturers and our distribution partners. For fiscal 2004 and the first quarter of fiscal 2005, we derived 49.3% and 47.6% of our net sales, respectively, from sales outside the United States. Accordingly, our future results could be materially adversely affected by a variety of uncontrollable and changing factors, including, among others, foreign currency exchange rates; political or social unrest or economic instability in a specific country or region; trade protection measures and other regulatory requirements, which may affect our ability to import or export our products from various countries; political

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

WE ARE EXPOSED TO FLUCTUATIONS IN CURRENCY EXCHANGE RATES THAT COULD NEGATIVELY IMPACT OUR FINANCIAL RESULTS AND CASH FLOWS

Because a significant portion of our business is conducted outside the United States, we face exposure to adverse movements in foreign currency exchange rates. These exposures may change over time as business practices evolve, and they could have a material adverse impact on our financial results and cash flows. Historically, our primary exposures have related to nondollar-denominated sales in Japan, Canada, and Australia and certain nondollar-denominated operating expenses in Europe, Latin America, and Asia, where we sell primarily in U.S. dollars. Additionally, we have exposures to emerging market currencies, which can have extreme currency volatility. An increase in the value of the dollar could increase the real cost to our customers of our products in those markets outside the United States where we sell in dollars, and a weakened dollar could increase the cost of local operating expenses and procurement of raw materials to the extent that we must purchase components in foreign currencies.

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

RISK FACTORS

A portion of our sales is derived through our distributors and retail partners. These distributors and retail partners are generally given business terms that allow them to return a portion of inventory, receive credits for changes in selling prices, and participate in various cooperative marketing programs. We maintain estimated accruals and allowances for such business terms. However, distributors tend to have more limited financial resources than other resellers and end-user customers and therefore represent potential sources of increased credit risk because they may be more likely to lack the reserve resources to meet payment obligations.

OUR PROPRIETARY RIGHTS MAY PROVE DIFFICULT TO ENFORCE

We generally rely on patents, copyrights, trademarks, and trade secret laws to establish and maintain proprietary rights in our technology and products. Although we have been issued numerous patents and other patent applications are currently pending, there can be no assurance that any of these patents or other proprietary rights will not be challenged, invalidated, or circumvented or that our rights will, in fact, provide competitive advantages to us. Furthermore, many key aspects of networking technology are governed by industrywide standards, which are usable by all market entrants. In addition, there can be no assurance that patents will be issued from pending applications or that claims allowed on any patents will be sufficiently broad to protect our technology. In addition, the laws of some foreign countries may not protect our proprietary rights to the same extent as do the laws of the United States. The outcome of any actions taken in these foreign countries may be different than if such actions were determined under the laws of the United States. Although we are not dependent on any individual patents or group of patents for particular segments of the business for which we compete, if we are unable to protect our proprietary rights to the totality of the features (including aspects of products protected other than by patent rights) in a market, we may find ourselves at a competitive disadvantage to others who need not incur the substantial expense, time, and effort required to create the innovative products that have enabled us to be successful.

WE MAY BE FOUND TO INFRINGE ON INTELLECTUAL PROPERTY RIGHTS OF OTHERS

Third parties, including customers, have in the past and may in the future assert claims or initiate litigation related to exclusive patent, copyright, trademark, and other intellectual property rights to technologies and related standards that are relevant to us. These assertions have increased over time as a result of our growth and the general increase in the pace of patent claims assertions, particularly in the United States. Because of the existence of a large number of patents in the networking field, the secrecy of some pending patents, and the rapid rate of issuance of new patents, it is not economically practical or even possible to determine in advance whether a product or any of its components infringes or will infringe on the patent rights of others. The asserted claims and/or initiated litigation can include claims against us or our manufacturers, suppliers, or customers, alleging infringement of their proprietary rights with respect to our existing or future products or components of those products. Regardless of the merit of these claims, they can be time-consuming, result in costly litigation and diversion of technical and management personnel, or require us to develop a noninfringing technology or enter into license agreements. Where claims are made by customers, resistance even to unmeritorious claims could damage customer relationships. There can be no assurance that licenses will be available on acceptable terms and conditions, if at all, or that our indemnification by our suppliers will be adequate to cover our costs if a claim were brought directly against us or our customers. Furthermore, because of the potential for high court awards that are not necessarily predictable, it is not unusual to find even arguably unmeritorious claims settled for significant amounts. If any infringement or other intellectual property claim made against us by any third party is successful, or if we fail to develop noninfringing technology or license the proprietary rights on commercially reasonable terms and conditions, our business, operating results, and financial condition could be materially and adversely affected.

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

FAILURE TO RETAIN AND RECRUIT KEY PERSONNEL WOULD HARM OUR ABILITY TO MEET KEY OBJECTIVES

Our success has always depended in large part on our ability to attract and retain highly skilled technical, managerial, sales, and marketing personnel. In spite of the recent economic slowdown, competition for these personnel is intense, especially in the Silicon Valley area of Northern California. Volatility or lack of positive performance in our stock price may also adversely affect our ability to retain key employees, virtually all of who

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

MANMADE PROBLEMS SUCH AS COMPUTER VIRUSES OR TERRORISM MAY DISRUPT OUR OPERATIONS AND HARM OUR OPERATING RESULTS

Despite our implementation of network security measures, our servers are vulnerable to computer viruses, break-ins, and similar disruptions from unauthorized tampering with our computer systems. Any such event could have a material adverse effect on our business, operating results, and financial condition. In addition, the continued threat of terrorism and heightened security and military action in response to this threat, or any future acts of terrorism, may cause further disruptions to the economies of the U.S. and other countries and create further uncertainties or otherwise materially harm our business, operating results, and financial condition. Similarly, events such as widespread blackouts could have similar negative impacts. To the extent that such disruptions or uncertainties result in delays or cancellations of customer orders or the manufacture or shipment of our products, our business, operating results, and financial condition could be materially and adversely affected.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

RISK FACTORS

WE ARE EXPOSED TO FLUCTUATIONS IN THE MARKET VALUES OF OUR PORTFOLIO INVESTMENTS AND IN INTEREST RATES; IMPAIRMENT OF OUR INVESTMENTS COULD HARM OUR EARNINGS

We maintain an investment portfolio of various holdings, types, and maturities. These securities are generally classified as available-for-sale and, consequently, are recorded on the Consolidated Balance Sheets at fair value with unrealized gains or losses reported as a separate component of accumulated other comprehensive income (loss), net of tax. Part of this portfolio includes equity investments in publicly traded companies, the values of which are subject to market price volatility. The recent economic downturn and other factors have adversely affected the public equities market, and general economic conditions may worsen. As a result, we may recognize in earnings the decline in fair value of our publicly traded equity investments below the cost basis when the decline is judged to be other-than-temporary. For information regarding the sensitivity of and risks associated with the market value of portfolio investments and interest rates, refer to the section titled “Quantitative and Qualitative Disclosures About Market Risk” included in this report and in our Annual Report on Form 10-K for the fiscal year ended July 31, 2004. Our investments in private companies are subject to risk of loss of investment capital. These investments are inherently risky because the markets for the technologies or products they have under development are typically in the early stages and may never materialize. We could lose our entire investment in these companies.

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

Investments

We maintain an investment portfolio of various holdings, types, and maturities. See Note 7 to the Consolidated Financial Statements. These securities are generally classified as available-for-sale and consequently are recorded in the Consolidated Balance Sheets at fair value with unrealized gains or losses reported as a separate component of accumulated other comprehensive income, net of tax.

Fixed Income Securities

At any time, a sharp rise in interest rates could have a material adverse impact on the fair value of our investment portfolio. Conversely, declines in interest rates could have a material impact on interest earnings for our investment portfolio. We do not currently hedge these interest rate exposures. These instruments are not leveraged as of October 30, 2004, and are held for purposes other than trading.

Publicly Traded Equity Securities

The values of our equity investments in several publicly traded companies are subject to market price volatility. The following tables present the hypothetical changes in fair value of publicly traded equity securities, excluding the effects of hedging, held at October 30, 2004 and July 31, 2004 that are sensitive to changes in market price (in millions):

	Valuation of Securities Given an X% Decrease in Each Stock’s Price			Fair Value As of October 30, 2004	Valuation of Securities Given an X% Increase in Each Stock’s Price
	(75%)	(50%)	(25%)		25%	50%	75%
Publicly traded equity securities	$311	$622	$933	$1,244	$1,555	$1,866	$2,177

	Valuation of Securities Given an X% Decrease in Each Stock’s Price			Fair Value As of July 31, 2004	Valuation of Securities Given an X% Increase in Each Stock’s Price
	(75%)	(50%)	(25%)		25%	50%	75%
Publicly traded equity securities	$284	$567	$851	$1,134	$1,418	$1,701	$1,985

Our equity portfolio consists of securities with characteristics that most closely match the Standard & Poor’s 500 Index or Nasdaq Composite Index. These equity securities are held for purposes other than trading. The modeling technique used measures the change in fair values arising from selected hypothetical changes in each stock’s price. Stock price fluctuations of plus or minus 25%, 50%, and 75% were selected based on the probability of their occurrence. There was no impairment charge, related to the declines in the fair values of certain publicly traded equity securities below their cost basis that were judged to be other-than-temporary, recorded in the first quarter of fiscal 2005 or 2004.

Investments in Privately Held Companies

We have invested in privately held companies, some of which are in the startup or development stages. These investments are inherently risky because the markets for the technologies or products these companies are developing are typically in the early stages and may never materialize. We could lose our entire initial investment in these companies. These investments are primarily carried at cost, which as of October 30, 2004 was $345 million, compared with $354 million at July 31, 2004, and are recorded in other assets in the Consolidated Balance Sheets.

Our evaluation of equity investments in private and public companies is based on the fundamentals of the businesses, including, among other factors, the nature of their technologies and potential for financial return to us.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Derivative Instruments

We enter into foreign exchange forward contracts to minimize the short-term impact of foreign currency fluctuations on receivables, investments, and payables, primarily denominated in Australian, Canadian, Japanese, and several European currencies, including the euro and British pound. Our market risks associated with our foreign currency receivables, investments, and payables relate primarily to variances from our forecasted foreign currency transactions and balances.

Approximately 75% of our operating expenses are U.S.-dollar denominated. In order to reduce variability in operating expenses caused by the remaining non-U.S.-dollar-denominated operating expenses, we periodically hedge certain foreign currency forecasted transactions with currency options with maturities up to 18 months. These hedging programs are not designed to provide foreign currency protection over longer time horizons. In designing a specific hedging approach, we consider several factors, including offsetting exposures, significance of exposures, costs associated with entering into a particular hedge instrument, and potential effectiveness of the hedge. The gains and losses on foreign exchange contracts mitigate the variability in operating expenses associated with currency movements. Due primarily to our limited currency exposure to date, the impact of foreign currency fluctuations has not been material to our Consolidated Financial Statements. In the first quarter of fiscal 2005, the effects of foreign currency fluctuations, net of hedging, increased total research and development, sales and marketing, and general and administrative expenses by approximately 2%, compared with the first quarter of fiscal 2004. The impact of foreign currency fluctuations on sales has not been material because our sales are primarily denominated in U.S. dollars.

Foreign exchange forward and option contracts as of October 30, 2004 are summarized as follows (in millions):

	Notional Amount	Fair Value
Forward contracts:
Purchased	$900	$1
Sold	$431	$(8)
Option contracts:
Purchased	$298	$11
Sold	$334	$(1)

Our foreign exchange forward contracts related to current assets and liabilities generally range from one to three months in original maturity. Additionally, we have entered into foreign exchange forward contracts related to long-term financings with maturities of up to two years. The foreign exchange forward contracts related to investments generally have maturities of less than one year. Currency option contracts generally have maturities of less than 18 months. We do not enter into foreign exchange forward and option contracts for trading purposes. We do not expect gains or losses on these derivative instruments to have a material impact on our financial results. See Note 8 to the Consolidated Financial Statements.

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

Changes in internal control over financial reporting. There was no change in our internal control over financial reporting during our first quarter of fiscal 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a) On August 5, 2004, following the exercise by 2 employees of options to purchase shares of our common stock that had been granted under an Actona Technologies, Inc. stock option plan and were assumed by us in connection with our acquisition of Actona Technologies, Inc., we issued an aggregate of 56,769 shares of our common stock for an aggregate purchase price of $98,778.06. All such sales of our common stock made by us pursuant to the exercise of these stock options were effected without registration in reliance on the exemption afforded by Rule 701 promulgated under the Securities Act of 1933, as amended.

(b) None.

(c) Issuer Purchases of Equity Securities (in millions, except per-share amounts)

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (1)
August 1, 2004 to August 28, 2004	65	$19.42	65	$6,830
August 29, 2004 to September 25, 2004	66	$19.28	66	$5,557
September 26, 2004 to October 30, 2004	25	$18.64	25	$5,085

Total	156	$19.24	156

(1)

In September 2001, our Board of Directors authorized a stock repurchase program. As of October 30, 2004, our Board of Directors had authorized the repurchase of up to $25 billion of common stock under this program, and on November 8, 2004, our Board of Directors authorized the repurchase of up to an additional $10 billion of Cisco’s outstanding common stock with no termination date. The remaining authorized amount under the stock repurchase program, including the additional authorized, was approximately $15 billion, as of November 8, 2004. During the first quarter of fiscal 2004, we repurchased and retired 156 million shares of our common stock at an average price of $19.24 per share for an aggregate purchase price of $3.0 billion. As of October 30, 2004, we had repurchased and retired 1.1 billion shares of our common stock at an average price of $17.92 per share for an aggregate purchase price of $19.9 billion since inception of the stock repurchase program.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

The following documents are filed as Exhibits to this report:

10.4	Professional and Leadership Incentive Plan — Fiscal Year 2005 (incorporated by reference to Exhibit 10.4 to our Annual Report on Form 10-K (File No. 000-18225) filed September 20, 2004)
10.6	Notice of Grant of Stock Option and Stock Option Agreement between John T. Chambers and Cisco Systems, Inc. (incorporated by reference to Exhibit 10.6 to our Annual Report on Form 10-K (File No. 000-18225) filed September 20, 2004)
31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer
32.1	Section 1350 Certification of Principal Executive Officer
32.2	Section 1350 Certification of Principal Financial Officer

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Cisco Systems, Inc.

Date: November 19, 2004	By	/S/ DENNIS D. POWELL
Dennis D. Powell, Senior Vice President and Chief Financial Officer (Principal financial officer and duly authorized signatory)

EXHIBIT INDEX

EXHIBIT NO.
10.4	Professional and Leadership Incentive Plan — Fiscal Year 2005 (incorporated by reference to Exhibit 10.4 to our Annual Report on Form 10-K (File No. 000-18225) filed September 20, 2004)

10.6	Notice of Grant of Stock Option and Stock Option Agreement between John T. Chambers and Cisco Systems, Inc. (incorporated by reference to Exhibit 10.6 to our Annual Report on Form 10-K (File No. 000-18225) filed September 20, 2004)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32.1	Section 1350 Certification of Principal Executive Officer

32.2	Section 1350 Certification of Principal Financial Officer