Form 10-Q
period 2005-01-29
CISCO SYSTEMS INC
filed 2005-02-22
CIK 858877

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 29, 2005

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

As of February 11, 2005, 6,463,952,333 shares of the registrant’s common stock were outstanding.

Cisco Systems, Inc.

FORM 10-Q for the Quarter Ended January 29, 2005

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

Cisco Systems, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in millions, except per-share amounts)

(Unaudited)

	Three Months Ended		Six Months Ended
	January 29, 2005	January 24, 2004	January 29, 2005	January 24, 2004
NET SALES:
Product	$5,106	$4,550	$10,139	$8,813
Service	956	848	1,894	1,686

Total net sales	6,062	5,398	12,033	10,499

COST OF SALES:
Product	1,669	1,425	3,315	2,741
Service	340	275	650	554

Total cost of sales	2,009	1,700	3,965	3,295

GROSS MARGIN	4,053	3,698	8,068	7,204

OPERATING EXPENSES:
Research and development	811	770	1,616	1,525
Sales and marketing	1,142	1,110	2,262	2,197
General and administrative	228	210	458	422
Amortization of purchased intangible assets	57	60	117	122
In-process research and development	2	1	14	1

Total operating expenses	2,240	2,151	4,467	4,267

OPERATING INCOME	1,813	1,547	3,601	2,937

Interest income	127	124	257	261
Other income, net	17	136	57	137

Interest and other income, net	144	260	314	398

INCOME BEFORE PROVISION FOR INCOME TAXES AND CUMULATIVE EFFECT OF ACCOUNTING CHANGE	1,957	1,807	3,915	3,335
Provision for income taxes	557	516	1,119	958

INCOME BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGE	1,400	1,291	2,796	2,377
Cumulative effect of accounting change, net of tax	—	(567)	—	(567)

NET INCOME	$1,400	$724	$2,796	$1,810

Income per share before cumulative effect of accounting change:
Basic	$0.21	$0.19	$0.43	$0.34

Diluted	$0.21	$0.18	$0.42	$0.33

Net income per share:
Basic	$0.21	$0.11	$0.43	$0.26

Diluted	$0.21	$0.10	$0.42	$0.25

Shares used in per-share calculation:
Basic	6,521	6,874	6,577	6,904

Diluted	6,652	7,110	6,713	7,110

See Notes to Consolidated Financial Statements.

Cisco Systems, Inc.

CONSOLIDATED BALANCE SHEETS

(in millions, except par value)

(Unaudited)

	January 29, 2005	July 31, 2004
ASSETS
Current assets:
Cash and cash equivalents	$2,473	$3,722
Short-term investments	3,291	4,947
Accounts receivable, net of allowance for doubtful accounts of $176 at January 29, 2005 and $179 at July 31, 2004	2,278	1,825
Inventories	1,255	1,207
Deferred tax assets	1,881	1,827
Prepaid expenses and other current assets	792	815

Total current assets	11,970	14,343
Investments	10,761	10,598
Property and equipment, net	3,302	3,290
Goodwill	4,674	4,198
Purchased intangible assets, net	396	325
Other assets	2,722	2,840

TOTAL ASSETS	$33,825	$35,594

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$673	$657
Income taxes payable	1,397	963
Accrued compensation	1,219	1,466
Deferred revenue	3,657	3,527
Other accrued liabilities	2,126	2,090

Total current liabilities	9,072	8,703
Deferred revenue	990	975

Total liabilities	10,062	9,678

Commitments and contingencies (Note 8)

Minority interest	12	90

Shareholders’ equity:
Preferred stock, no par value: 5 shares authorized; none issued and outstanding	—	—
Common stock and additional paid-in capital, $0.001 par value: 20,000 shares authorized; 6,481 and 6,735 shares issued and outstanding at January 29, 2005 and July 31, 2004, respectively	22,145	22,450
Retained earnings	1,245	3,164
Accumulated other comprehensive income	361	212

Total shareholders’ equity	23,751	25,826

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$33,825	$35,594

See Notes to Consolidated Financial Statements.

Cisco Systems, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

(Unaudited)

	Six Months Ended
	January 29, 2005	January 24, 2004
Cash flows from operating activities:
Net income	$2,796	$1,810
Adjustments to reconcile net income to net cash provided by operating activities:
Cumulative effect of accounting change, net of tax	—	567
Depreciation and amortization	587	786
Provision for doubtful accounts	—	19
Provision for inventory	111	72
Deferred income taxes	(41)	120
Tax benefits from employee stock option plans	126	328
In-process research and development	14	1
Net (gains) losses and impairment charges on investments	(74)	(121)
Change in operating assets and liabilities:
Accounts receivable	(446)	(704)
Inventories	(157)	(131)
Prepaid expenses and other current assets	73	(2)
Lease receivables, net	(60)	(45)
Accounts payable	8	42
Income taxes payable	424	12
Accrued compensation	(252)	(70)
Deferred revenue	146	253
Other accrued liabilities	(7)	(348)

Net cash provided by operating activities	3,248	2,589

Cash flows from investing activities:
Purchases of short-term investments	(2,825)	(6,433)
Proceeds from sales and maturities of short-term investments	5,478	6,564
Purchases of investments	(7,541)	(10,501)
Proceeds from sales and maturities of investments	6,479	11,636
Acquisition of property and equipment	(290)	(393)
Acquisition of businesses, net of cash and cash equivalents	(553)	(67)
Change in investments in privately held companies	(110)	40
Other	93	83

Net cash provided by investing activities	731	929

Cash flows from financing activities:
Issuance of common stock	433	758
Repurchase of common stock	(5,706)	(4,034)
Other	45	58

Net cash used in financing activities	(5,228)	(3,218)

Net (decrease) increase in cash and cash equivalents	(1,249)	300
Cash and cash equivalents, beginning of period	3,722	3,925

Cash and cash equivalents, end of period	$2,473	$4,225

See Notes to Consolidated Financial Statements.

Cisco Systems, Inc.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(in millions)

(Unaudited)

Six Months Ended January 24, 2004	Shares of Common Stock	Common Stock and Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Shareholders’ Equity
BALANCE AT JULY 26, 2003	6,998	$21,116	$6,559	$354	$28,029
Net income	—	—	1,810	—	1,810
Change in unrealized gains and (losses) on investments, net of tax	—	—	—	(10)	(10)
Other	—	—	—	88	88

Comprehensive income					1,888

Issuance of common stock	71	758	—	—	758
Repurchase of common stock	(187)	(567)	(3,467)	—	(4,034)
Tax benefits from employee stock option plans	—	328	—	—	328
Purchase acquisitions	—	6	—	—	6
Amortization of deferred stock-based compensation	—	87	—	—	87
Cumulative effect of accounting change, net of tax	—	567	—	—	567
Consolidation of variable interest entities	—	7	—	—	7

BALANCE AT JANUARY 24, 2004	6,882	$22,302	$4,902	$432	$27,636

Six Months Ended January 29, 2005	Shares of Common Stock	Common Stock and Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Shareholders’ Equity
BALANCE AT JULY 31, 2004	6,735	$22,450	$3,164	$212	$25,826
Net income	—	—	2,796	—	2,796
Change in unrealized gains and (losses) on investments, net of tax	—	—	—	59	59
Other	—	—	—	90	90

Comprehensive income					2,945

Issuance of common stock	42	433	—	—	433
Repurchase of common stock	(296)	(991)	(4,715)	—	(5,706)
Tax benefits from employee stock option plans	—	126	—	—	126
Purchase acquisitions	—	51	—	—	51
Amortization of deferred stock-based compensation	—	76	—	—	76

BALANCE AT JANUARY 29, 2005	6,481	$22,145	$1,245	$361	$23,751

Supplemental Information

In September 2001, the Company’s Board of Directors authorized a stock repurchase program. As of January 29, 2005, the Company’s Board of Directors had authorized the repurchase of up to $35 billion of common stock under this program and the remaining authorized amount under the stock repurchase program was $12.4 billion with no termination date. For additional information regarding stock repurchases, see Note 9 to the Consolidated Financial Statements. The purchase price of shares of common stock repurchased was reflected as a reduction to retained earnings and common stock and additional paid-in capital. Issuance of common stock and the tax benefit related to employee stock option plans are recorded as an increase to common stock and additional paid-in capital. The cumulative stock repurchases pursuant to this program as of January 29, 2005 are summarized in the table below (in millions):

	Shares of Common Stock	Common Stock and Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Shareholders’ Equity
Repurchases of common stock	1,252	$3,857	$18,767	$—	$22,624

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

Basis of Presentation

The accompanying financial data as of January 29, 2005 and for the three months and six months ended January 29, 2005 and January 24, 2004 has been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. The July 31, 2004 Consolidated Balance Sheet was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and the notes thereto, included in the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2004.

In the opinion of management, all adjustments (which include normal recurring adjustments, except as disclosed herein) necessary to present a fair statement of financial position as of January 29, 2005, results of operations for the three and six months ended January 29, 2005 and January 24, 2004, cash flows and shareholders’ equity for the six months ended January 29, 2005 and January 24, 2004, as applicable, have been made. The results of operations for the three and six months ended January 29, 2005 are not necessarily indicative of the operating results for the full fiscal year or any future periods.

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

Cisco Systems, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Pro forma information regarding option grants made to the Company’s employees and directors and common stock issued pursuant to the Employee Stock Purchase Plan is based on specified valuation techniques that produce estimated compensation charges. The following table reflects the pro forma information (in millions, except per-share amounts):

	Three Months Ended		Six Months Ended
	January 29, 2005	January 24, 2004	January 29, 2005	January 24, 2004
Net income — as reported	$1,400	$724	$2,796	$1,810
Compensation expense, net of tax	(257)	(312)	(533)	(639)

Net income — pro forma	$1,143	$412	$2,263	$1,171

Basic net income per share — as reported	$0.21	$0.11	$0.43	$0.26

Diluted net income per share — as reported	$0.21	$0.10	$0.42	$0.25

Basic net income per share — pro forma	$0.18	$0.06	$0.34	$0.17

Diluted net income per share — pro forma	$0.17	$0.06	$0.34	$0.16

The value of each option grant is estimated as of the date of grant using the Black-Scholes option pricing model, which was developed for use in estimating the value of traded options that have no vesting restrictions and are fully transferable. Because the Company’s employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the estimated value, in management’s opinion, the existing valuation models do not provide a reliable measure of the fair value of the Company’s employee stock options. For additional information regarding this pro forma information, see Note 10.

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

Recent Accounting Pronouncement

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement No. 123(R), “Share-Based Payment” (“SFAS 123(R)”), which requires the measurement and recognition of compensation expense for all stock-based compensation payments. SFAS 123(R) is effective for all interim and annual periods beginning after June 15, 2005. The Company is currently evaluating the impact of SFAS 123(R) on its operating results and financial condition. See Note 10 for pro forma information required under Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation.”

Reclassifications

Certain reclassifications have been made to prior-period balances in order to conform to the current period’s presentation.

Cisco Systems, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3.	BUSINESS COMBINATIONS

Purchase Acquisitions

During the second quarter of fiscal 2005, the Company completed the following acquisitions:

•	Acquisition of Jahi Networks Inc. to add network management appliances aimed at simplifying interfaces for device management, deployment and configuration of networks

•	Acquisition of NetSolve, Incorporated to add remote network and IT infrastructure management solutions that are designed to diagnose and solve a range of network and IT infrastructure issues related to LAN/WAN as well as Advanced Technologies such as IP telephony and security

•	Acquisition of Perfigo, Inc. to expand the offerings in the Network Admission Control (NAC) program, an industrywide initiative, which is designed to enforce endpoint policy compliance and improve the security of networks

During the first quarter of fiscal 2005, the Company completed the following acquisitions:

•	Acquisition of Actona Technologies, Inc. to expand the functionality of its branch office access router portfolio with intelligent network services that are designed to enable WAN-optimized file transfer and access and to extend its solutions for data center storage consolidation to the branch office

•	Acquisition of dynamicsoft, Inc. to add Session Initiation Protocol (SIP)-based solutions to its solutions portfolio for the broadband communications market that are designed to allow telecommunications service providers to deliver advanced Internet Protocol (IP) voice, data and multimedia services

•	Acquisition of Parc Technologies Limited to add to its planning and optimization tools for Multiprotocol Label Switching (MPLS) traffic engineering

•	Acquisition of P-Cube Inc. to provide additional control and management capabilities for advanced IP services to service providers

•	Acquisition of the intellectual property and select other assets of, and hiring of a majority of the engineering team from, Procket Networks, Inc. to add to its portfolio of intellectual property and to add a team of silicon and software architects

A summary of the acquisitions completed in the first six months of fiscal 2005 is as follows (in millions):

Acquisition	Purchase Consideration	Assumed Liabilities	In-Process R&D Expense	Goodwill	Purchased Intangible Assets
Actona Technologies, Inc.	$90	$4	$4	$66	$21
dynamicsoft, Inc.	69	19	2	39	25
Jahi Networks Inc.	14	3	—	12	3
NetSolve, Incorporated	146	6	—	78	31
Parc Technologies Limited	14	5	—	6	6
P-Cube Inc.	213	17	6	150	56
Perfigo, Inc.	73	2	2	49	20
Procket Networks, Inc.	92	10	—	76	26

Total	$711	$66	$14	$476	$188

Under the terms of the definitive agreements, the purchase consideration for the acquisitions during the first six months of fiscal 2005 consisted of cash and the fair value of stock options assumed. The purchase consideration

Cisco Systems, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

for the Company’s acquisitions is also allocated to tangible assets and deferred stock-based compensation. Deferred stock-based compensation represents the intrinsic value of the unvested portion of any restricted shares exchanged, options assumed, or options canceled and replaced with the Company’s options and is amortized as compensation expense over the remaining respective vesting periods. The balance for deferred stock-based compensation is reflected as a reduction to additional paid-in capital in the Consolidated Statements of Shareholders’ Equity.

The following table presents the activity of deferred stock-based compensation for the three and six months ended January 29, 2005 and January 24, 2004 (in millions):

	Three Months Ended		Six Months Ended
	January 29, 2005	January 24, 2004	January 29, 2005	January 24, 2004
Balance at beginning of period	$169	$211	$153	$262
Acquisitions	15	1	71	1
Amortization	(36)	(36)	(76)	(87)
Canceled unvested options	—	(14)	—	(14)

Balance at end of period	$148	$162	$148	$162

The Company’s methodology for allocating the purchase price for purchase acquisitions to in-process research and development (“in-process R&D”) is determined through established valuation techniques in the high-technology communications equipment industry. In-process R&D is expensed upon acquisition because technological feasibility has not been established and no future alternative uses exist. Total in-process R&D expense was $2 million and $14 million for the three and six months ended January 29, 2005, respectively. Total in-process R&D was $1 million for the three and six months ended January 24, 2004.

The Consolidated Financial Statements include the operating results of each business from the date of acquisition. Pro forma results of operations have not been presented because the effects of these acquisitions were not material to the Company’s results.

Purchased Intangible Assets

The following table presents details of the purchased intangible assets acquired during the six months ended January 29, 2005 (in millions, except years):

	TECHNOLOGY		CUSTOMER RELATIONSHIPS		OTHER
Acquisition	Estimated Useful Life (in years)	Amount	Estimated Useful Life (in years)	Amount	Estimated Useful Life (in years)	Amount	Total
Actona Technologies, Inc.	4.5	$21	—	$—	—	$—	$21
dynamicsoft, Inc.	4.0	17	2.5	6	2.0	2	25
Jahi Networks Inc.	4.0	3	—	—	—	—	3
NetSolve, Incorporated	3.5	24	5.5	7	—	—	31
Parc Technologies Limited	5.5	6	—	—	—	—	6
P-Cube Inc.	4.5	39	2.5	17	—	—	56
Perfigo, Inc.	4.0	14	2.5	6	—	—	20
Procket Networks, Inc.	7.5	22	2.5	3	1.0	1	26

Total		$146		$39		$3	$188

Cisco Systems, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following tables present details of the Company’s total purchased intangible assets as of January 29, 2005 and July 31, 2004 (in millions):

January 29, 2005	Gross	Accumulated Amortization	Net
Technology	$773	$(516)	$257
Customer relationships	127	(34)	93
Trade names	90	(52)	38
Other	134	(126)	8

Total	$1,124	$(728)	$396

July 31, 2004	Gross	Accumulated Amortization	Net
Technology	$627	$(452)	$175
Technology licenses	252	(239)	13
Customer relationships	88	(20)	68
Trade names	90	(43)	47
Other	131	(109)	22

Total	$1,188	$(863)	$325

The estimated future amortization expense of purchased intangible assets as of January 29, 2005 is as follows (in millions):

Fiscal Year	Amount
2005 (remaining six months)	$103
2006	130
2007	84
2008	51
2009	18
Thereafter	10

Total	$396

Goodwill

The following table presents the changes in goodwill allocated to the Company’s reportable segments during the six months ended January 29, 2005 (in millions):

	Balance at July 31, 2004	Acquired	Balance at January 29, 2005
Americas	$2,716	$254	$2,970
EMEA	678	130	808
Asia Pacific	171	50	221
Japan	633	42	675

Total	$4,198	$476	$4,674

Cisco Systems, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Acquisition of BCN Systems, Inc.

BCN Systems, Inc. (“BCN”) was a provider of networking software design. It was acquired by the Company in December 2004, and the Company expects this acquisition to contribute to the continued evolution of the Company’s routing platforms and support ongoing efforts to speed the delivery of next-generation data, voice, and video services over a converged network. The acquisition of BCN was completed for an aggregate purchase value of approximately $45 million, which may be increased by approximately $122 million depending upon the achievement of certain development and product milestones, and will be recorded as compensation expense. During the three months ended January 29, 2005, the Company recorded $3 million of compensation expense. Prior to the acquisition, the Company had consolidated BCN because the Company was the primary beneficiary as defined by FASB Interpretation No. 46(R), “Consolidation of Variable Interest Entities” (“FIN 46(R)”).

Acquisition of Andiamo Systems, Inc.

In April 2001, the Company entered into a commitment to provide convertible debt funding of approximately $84 million to Andiamo Systems, Inc. (“Andiamo”), a privately held storage switch developer. This debt was convertible into approximately 44% of the equity of Andiamo. In connection with this investment, the Company obtained a call option that provided the Company the right to purchase Andiamo. The purchase price under the call option was based on a valuation of Andiamo using a negotiated formula. On August 19, 2002, the Company entered into a definitive agreement to acquire Andiamo, which represented the exercise of its rights under the call option. The Company also entered into a commitment to provide nonconvertible debt funding to Andiamo of approximately $100 million through the close of the acquisition. Substantially all of the convertible debt funding of $84 million and nonconvertible debt funding of $100 million has been expensed as research and development costs.

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

Effective January 24, 2004, the last day of the second quarter of fiscal 2004, the Company recorded a noncash cumulative stock compensation charge of $567 million, net of tax (representing the amount of variable compensation from April 2001 through January 2004). This charge was reported as a separate line item in the Consolidated Statements of Operations as a cumulative effect of accounting change, net of tax. The charge was based on the value of the Andiamo employee stock and options and their vesting from the adoption of FIN 46(R) pursuant to the formula-based valuation.

On February 19, 2004, the Company completed the acquisition of Andiamo, exchanging approximately 23 million shares of the Company’s common stock for Andiamo shares not owned by the Company and assuming approximately 6 million stock options, for a total estimated value of $750 million, primarily derived from the revenue-based formula, which after stock price related adjustments resulted in a total amount recorded of $722 million, as summarized in the table below.

Subsequent to the adoption of FIN 46(R), changes to the value of Andiamo and the continued vesting of the employee stock and options resulted in an adjustment to the noncash stock compensation charge. The Company

Cisco Systems, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

recorded a noncash variable stock compensation adjustment of $58 million in the third quarter of fiscal 2004 to the cumulative stock compensation charge recorded in the second quarter of fiscal 2004 to account for the additional vesting of the Andiamo employee stock and options and changes in the formula-based valuation from January 24, 2004 until February 19, 2004. This noncash adjustment was reported as operating expense in the Consolidated Statements of Operations, as amortization of deferred stock-based compensation in the Consolidated Statements of Cash Flows, and as an increase to additional paid-in capital in the Consolidated Statements of Shareholders’ Equity. In addition, upon completion of the acquisition, deferred stock-based compensation of $90 million was recorded in the Consolidated Balance Sheets to reflect the unvested portion of the formula-based valuation of the Andiamo employee stock and options. The amount of deferred stock-based compensation was fixed at the date of acquisition and will be amortized over the remaining vesting period of Andiamo employee stock and options of approximately two years.

A summary of the accounting of the initial consolidation under FIN 46(R) and the subsequent purchase of Andiamo, after stock price related adjustments, is as follows (in millions):

Amount
Cumulative effect of accounting change, net of tax benefit of $5	$567
Variable stock-based compensation	58
Deferred stock-based compensation	90
Net assets	7

Total	$722

Cisco Systems, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

4.	RESTRUCTURING COSTS AND OTHER SPECIAL CHARGES

On April 16, 2001, the Company announced a restructuring program, which included a worldwide workforce reduction, consolidation of excess facilities, and restructuring of certain business functions. The liability for restructuring costs is recorded in other accrued liabilities in the Consolidated Balance Sheets. The following table summarizes the activity related to the liability for restructuring costs and other special charges as of January 29, 2005 (in millions):

	Workforce Reduction	Consolidation of Excess Facilities and Other Charges	Impairment of Goodwill and Purchased Intangible Assets	Total
Initial charge in the third quarter of fiscal 2001	$397	$484	$289	$1,170
Non-cash charges	(71)	(141)	(289)	(501)
Cash payments	(265)	(18)	—	(283)

Balance at July 28, 2001	61	325	—	386
Adjustments	(35)	128	—	93
Cash payments	(26)	(131)	—	(157)

Balance at July 27, 2002	—	322	—	322
Adjustments	—	45	—	45
Cash payments	—	(72)	—	(72)

Balance at July 26, 2003	—	295	—	295
Cash payments	—	(230)	—	(230)

Balance at July 31, 2004	—	65	—	65
Cash payments	—	(15)	—	(15)

Balance at January 29, 2005	$—	$50	$—	$50

Cisco Systems, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

5.	BALANCE SHEET DETAILS

The following tables provide details of selected balance sheet items (in millions):

	January 29, 2005	July 31, 2004
Inventories:
Raw materials	$68	$58
Work in process	415	416

Finished goods:
Distributor inventory and deferred cost of sales	379	316
Manufacturing finished goods	175	206

Total finished goods	554	522
Service-related spares	188	177
Demonstration systems	30	34

Total	$1,255	$1,207

Property and equipment, net:
Land, buildings, and leasehold improvements	$3,494	$3,429
Computer equipment and related software	1,216	1,120
Production, engineering, and other equipment	2,852	2,643
Operating lease assets	111	94
Furniture and fixtures	360	356

	8,033	7,642
Less accumulated depreciation and amortization	(4,731)	(4,352)

Total	$3,302	$3,290

Other assets:
Deferred tax assets	$1,039	$1,130
Investments in privately held companies	403	354
Income tax receivable	690	690
Lease receivables, net	272	231
Other	318	435

Total	$2,722	$2,840

Deferred revenue:
Service	$3,097	$3,047
Product	1,550	1,455

Total	$4,647	$4,502

Reported as:
Current	$3,657	$3,527
Noncurrent	990	975

Total	$4,647	$4,502

Cisco Systems, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

6.	LEASE RECEIVABLES, NET

Lease receivables represent sales-type and direct-financing leases resulting from the sale of the Company’s and complementary third-party products and services. These lease arrangements typically have terms from two to three years and are generally collateralized by a security interest in the underlying assets. The current portion of lease receivables, net, is recorded in prepaid expenses and other current assets, and the noncurrent portion is recorded in other assets in the Consolidated Balance Sheets. The net lease receivables are summarized as follows as of January 29, 2005 and July 31, 2004 (in millions):

	January 29, 2005	July 31, 2004
Gross lease receivables	$657	$616
Unearned income and other allowances	(159)	(170)

Total	$498	$446

Reported as:
Current	$226	$215
Noncurrent	272	231

Total	$498	$446

Contractual maturities of the gross lease receivables at January 29, 2005 were as follows (in millions):

Fiscal Year	Amount
2005 (remaining six months)	$153
2006	238
2007	152
2008	81
2009	28
Thereafter	5

Total	$657

Actual cash collections may differ from the contractual maturities due to early customer buyouts, refinancings, or customer defaults.

Cisco Systems, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

7.	INVESTMENTS

The following tables summarize the Company’s investments (in millions):

January 29, 2005	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Fixed income securities:
U.S. government notes and bonds	$3,960	$2	$(26)	$3,936
Corporate notes, bonds, and asset-backed securities	8,414	9	(36)	8,387
Municipal notes and bonds	699	—	(1)	698

Total fixed income securities	13,073	11	(63)	13,021
Publicly traded equity securities	611	422	(2)	1,031

Total	$13,684	$433	$(65)	$14,052

Reported as:
Short-term investments				$3,291
Investments				10,761

Total				$14,052

July 31, 2004	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Fixed income securities:
U.S. government notes and bonds	$4,408	$9	$(20)	$4,397
Corporate notes, bonds, and asset-backed securities	9,333	14	(42)	9,305
Municipal notes and bonds	710	—	(1)	709

Total fixed income securities	14,451	23	(63)	14,411
Publicly traded equity securities	755	387	(8)	1,134

Total	$15,206	$410	$(71)	$15,545

Reported as:
Short-term investments				$4,947
Investments				10,598

Total				$15,545

The following table summarizes the contractual maturities of the Company’s fixed income securities at January 29, 2005 (in millions):

	Amortized Cost	Fair Value
Less than one year	$3,296	$3,291
Due in 1 to 2 years	3,757	3,734
Due in 2 to 5 years	5,045	5,020
Due after 5 years	975	976

Total	$13,073	$13,021

Cisco Systems, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Actual maturities may differ from the contractual maturities because borrowers have the right to call or prepay certain obligations.

The following table summarizes the Company’s cash and cash equivalents and total investments (in millions):

	January 29, 2005	July 31, 2004
Cash and cash equivalents	$2,473	$3,722
Fixed income securities	13,021	14,411
Publicly traded equity securities	1,031	1,134

Total	$16,525	$19,267

8.	COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company leases office space in several U.S. locations, as well as locations elsewhere in the Americas; Europe, the Middle East, and Africa (“EMEA”); Asia Pacific; and Japan. Future annual minimum lease payments under all noncancelable operating leases with an initial term in excess of one year as of January 29, 2005 were as follows (in millions):

Fiscal Year	Amount
2005 (remaining six months)	$124
2006	205
2007	153
2008	113
2009	91
Thereafter	668

Total	$1,354

Purchase Commitments with Contract Manufacturers and Suppliers

The Company purchases components from a variety of suppliers and uses several contract manufacturers to provide manufacturing services for its products. During the normal course of business, in order to manage manufacturing lead times and help assure adequate component supply, the Company enters into agreements with contract manufacturers and suppliers that either allow them to procure inventory based upon criteria as defined by the Company or that establish the parameters defining the Company’s requirements. In certain instances, these agreements allow the Company the option to cancel, reschedule, and adjust the Company’s requirements based on its business needs prior to firm orders being placed. Consequently, only a portion of the Company’s reported purchase commitments arising from these agreements are firm, noncancelable, and unconditional commitments. As of January 29, 2005, the Company had total purchase commitments for inventory of approximately $953 million, compared with $951 million as of July 31, 2004.

In addition to the above, the Company records a liability for firm, noncancelable, and unconditional purchase commitments for quantities in excess of its future demand forecasts consistent with the Company’s allowance for inventory. As of January 29, 2005, the liability for these firm, noncancelable, and unconditional purchase commitments was $102 million, compared with $141 million as of July 31, 2004, and was included in other accrued liabilities.

Cisco Systems, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Other Commitments

The Company has entered into an agreement to invest approximately $800 million in venture funds managed by SOFTBANK Corp. and its affiliates (“SOFTBANK”) that are required to be funded on demand. The total commitment is to be invested in venture funds and as senior debt with entities as directed by SOFTBANK. The Company’s commitment to fund senior debt is contingent upon the achievement of certain agreed-upon milestones. As of January 29, 2005, the Company had invested $385 million in venture funds pursuant to the commitment, compared with $290 million as of July 31, 2004. In addition, as of January 29, 2005, the Company had invested $49 million in senior debt pursuant to the commitment, of which $34 million and $19 million has been repaid as of January 29, 2005 and July 31, 2004, respectively.

The Company provides structured financing to certain qualified customers for the purchase of equipment and other needs through its wholly owned subsidiaries. These loan commitments may be funded over a two- to three-year period, provided that these customers achieve specific business milestones and satisfy certain financial covenants. As of January 29, 2005, the outstanding loan commitments were approximately $39 million, of which approximately $25 million was eligible for draw-down. As of July 31, 2004, the outstanding loan commitments were approximately $61 million, of which approximately $22 million was eligible for draw-down.

As of January 29, 2005 and July 31, 2004, the Company had a commitment of approximately $59 million to purchase the remaining minority interest of Cisco Systems, K.K. (Japan).

The Company also has certain other funding commitments related to its privately held investments that are based on the achievement of certain agreed-upon milestones. The funding commitments were approximately $57 million as of January 29, 2005, compared with approximately $67 million as of July 31, 2004.

Variable Interest Entities

In the ordinary course of business, the Company has investments in privately held companies and provides structured financing to certain customers through its wholly owned subsidiaries, which may be considered to be variable interest entities. The Company has evaluated its investments in privately held companies and structured financings and determined that there were no significant unconsolidated variable interest entities as of January 29, 2005.

As of January 29, 2005, the Company had invested $15 million in Vihana, Inc., a developer of custom ASIC chips. The Company has consolidated Vihana, Inc. because the Company was the primary beneficiary as defined by FIN 46(R). During the first six months ended January 29, 2005, the Company recorded approximately $7 million of compensation expense and the remaining amount of compensation expense that may be recorded in future periods, depending on the achievement of certain milestones, was $23 million.

Guarantees and Product Warranties

FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”), requires that upon issuance of a guarantee, the guarantor must disclose and recognize a liability for the fair value of the obligation it assumes under that guarantee.

The requirements of FIN 45 are applicable to the Company’s product warranty liability and certain guarantees. The Company’s guarantees issued subject to the recognition and disclosure requirements of FIN 45 as of January 29, 2005 and July 31, 2004 were not material. As of January 29, 2005 and July 31, 2004, the Company’s product warranty liability recorded in other accrued liabilities was $250 million and $239 million, respectively. The

Cisco Systems, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

following table summarizes the activity related to the product warranty liability for the six months ended January 29, 2005 and January 24, 2004 (in millions):

	Six Months Ended
	January 29, 2005	January 24, 2004
Balance at beginning of period	$239	$246
Provision for warranties issued	208	158
Payments	(197)	(162)

Balance at end of period	$250	$242

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

Derivative Instruments

The Company uses derivative instruments to manage exposures to foreign currency, interest rate and equity securities price risk. The Company’s objective in holding derivatives is to minimize the volatility of earnings and cash flows associated with changes in foreign currency, interest rates and equity securities prices. The Company’s derivatives expose the Company to credit risk to the extent that the counterparties may be unable to meet the terms of the agreement. The Company seeks to minimize such risk by limiting its counterparties to major financial institutions. In addition, the potential risk of loss with any one counterparty resulting from this type of credit risk is monitored. Management does not expect material losses as a result of default by counterparties.

Foreign Currency Derivatives

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

Cisco Systems, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

The Company periodically hedges certain foreign currency forecasted transactions related to certain operating expenses with currency options. These transactions are designated as cash flow hedges. The effective portion of the derivative’s gain or loss is initially reported as a component of accumulated other comprehensive income and subsequently reclassified into earnings when the hedged exposure affects earnings. The ineffective portion of the gain or loss is reported in earnings immediately. These currency option contracts generally have maturities of less than 18 months. The Company does not purchase currency options for trading purposes. Foreign exchange forward and option contracts as of January 29, 2005 are summarized as follows (in millions):

	Notional Amount	Fair Value
Forward contracts:
Purchased	$1,168	$(2)
Sold	$436	$(6)
Option contracts:
Purchased	$575	$17
Sold	$687	$(2)

Interest Rate Derivatives

The Company’s primary objective for holding fixed income and debt securities is to maximize its investment return while preserving principal and managing risk. To realize these objectives, the Company may utilize interest rate swaps or other derivatives designated as fair value or cash flow hedges. As of January 29, 2005, the Company had entered into $1 billion of interest rate swaps designated as fair value hedges. Under the interest rate swap contracts, the Company makes fixed rate interest payments and receives interest payments based on the London InterBank Offered Rate (“LIBOR”). The effect of these swaps is to convert fixed-rate returns to LIBOR-based returns on a portion of the Company’s fixed income portfolio. The gains and losses related to changes in the value of the interest rate swaps are included in other income, net, in the Consolidated Statements of Operations and offset the changes in fair value of the underlying hedged investment. As of January 29, 2005, the fair value of the interest rate swaps was not material.

Equity Derivatives

The Company maintains a portfolio of publicly traded equity securities which are subject to market price risk. The Company may hold equity securities for strategic purposes or to provide diversification for the Company’s overall investment portfolio. In order to manage its exposure to changes in the value of certain equity securities, the Company may, from time to time, enter into equity derivative contracts. As of January 29, 2005, the Company had entered into forward sale agreements on certain publicly traded equity securities designated as fair value hedges. The gains and losses due to changes in the value of the hedging instruments are included in other income, net, in the Consolidated Statements of Operations and offset the change in the fair value of the underlying hedged investment. As of January 29, 2005 the notional and fair value amounts of the derivatives were $121.9 million and $2.7 million, respectively.

Cisco Systems, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

On February 16, 2005, the Company was advised that a purported shareholder derivative lawsuit had been filed in the Superior Court of California, County of Santa Clara, against various officers and directors of the Company and naming the Company as a nominal defendant. The lawsuit includes claims for breach of fiduciary duty, unjust enrichment, constructive trust and violations of the California Corporations Code, is based upon allegations of wrongdoing in connection with option grants and compensation to officers and directors, the timing of option grants, and the Company’s share repurchase plan, and seeks unspecified compensation and other damages, rescission of options and other relief.

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

Stock Repurchase Program

In September 2001, the Company’s Board of Directors authorized a stock repurchase program. As of January 29, 2005, the Company’s Board of Directors had authorized the repurchase of up to $35 billion of common stock under this program. During the first six months of fiscal 2005, the Company repurchased and retired 296 million shares of Cisco common stock at an average price of $19.27 per share for an aggregate purchase price of $5.7 billion. As of January 29, 2005, the Company had repurchased and retired 1.3 billion shares of Cisco common stock at an average price of $18.07 per share for an aggregate purchase price of $22.6 billion since inception of the stock repurchase program, and the remaining authorized amount for stock repurchases under this program was $12.4 billion with no termination date.

The purchase price for the shares of the Company’s common stock repurchased was reflected as a reduction to shareholders’ equity. In accordance with Accounting Principles Board Opinion No. 6, “Status of Accounting

Cisco Systems, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Research Bulletins,” the Company is required to allocate the purchase price of the repurchased shares as a reduction to retained earnings and common stock and additional paid-in capital.

Comprehensive Income

The components of comprehensive income are as follows (in millions):

	Three Months Ended		Six Months Ended
	January 29, 2005	January 24, 2004	January 29, 2005	January 24, 2004
Net income	$1,400	$724	$2,796	$1,810
Other comprehensive income:
Change in unrealized gains and losses on investments, net of tax	(142)	18	(19)	(10)
Other	28	44	90	88

Other comprehensive income before minority interest	1,286	786	2,867	1,888
Minority interest	116	—	78	—

Total	$1,402	$786	$2,945	$1,888

The Company consolidates its investment in a venture fund managed by SOFTBANK. During the six months ended January 29, 2005, SOFTBANK’s aggregate minority share of the venture fund decreased by $78 million, from $84 million as of July 31, 2004 to $6 million as of January 29, 2005, as a result of a noncash distribution of the venture fund assets to its partners.

10.	EMPLOYEE STOCK BENEFIT PLANS

Employee Stock Purchase Plan

The Company has an Employee Stock Purchase Plan, which includes its sub plan, the International Employee Stock Purchase Plan (together the “Purchase Plan”), under which 321.4 million shares of the Company’s common stock have been reserved for issuance. Eligible employees may purchase a limited number of shares of the Company’s common stock at a discount of up to 15% of the market value at certain plan-defined dates. The Purchase Plan terminates on January 3, 2010. During the three months ended January 29, 2005 and January 24, 2004, 9.9 million and 13.1 million shares were issued under the Purchase Plan, respectively. At January 29, 2005, 128.7 million shares were available for issuance under the Purchase Plan.

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

Cisco Systems, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Distribution and Dilutive Effect of Options

The following table illustrates the grant dilution and exercise dilution (in millions, except percentages):

	Six Months Ended
	January 29, 2005	January 24, 2004
Shares of common stock outstanding	6,481	6,882

Granted and assumed	201	161
Canceled	(31)	(26)

Net options granted	170	135

Grant dilution (1)	2.6%	2.0%

Exercised	32	59
Exercise dilution (2)	0.5%	0.9%

Note 1: The percentage for grant dilution is computed based on net options granted as a percentage of shares of common stock outstanding.

Note 2: The percentage for exercise dilution is computed based on options exercised as a percentage of shares of common stock outstanding.

Basic and diluted shares outstanding for the six months ended January 29, 2005 were 6.6 billion shares and 6.7 billion shares, respectively. Diluted shares outstanding include the dilutive impact of in-the-money options, which is calculated based on the average share price for each fiscal period using the treasury stock method. Under the treasury stock method, the tax-effected proceeds that would be hypothetically received from the exercise of all in-the-money options are assumed to be used to repurchase shares. During the six months ended January 29, 2005, the dilutive impact of in-the-money employee stock options was approximately 135 million shares or 2.1% of the basic shares outstanding based on Cisco’s average share price of $19.12.

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

	Six Months Ended
	January 29, 2005	January 24, 2004
Options granted to the Named Executive Officers	3.9	2

Options granted to the Named Executive Officers as a % of net options granted	2.3%	1.5%

Options granted to the Named Executive Officers as a % of outstanding shares	0.06%	0.03%

Cumulative options held by Named Executive Officers as % of total options outstanding	3.8%	4.3%

Cisco Systems, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

General Option Information

A summary of option activity follows (in millions, except per-share amounts). The Company has, in connection with the acquisitions of various companies, assumed the stock option plans of the acquired companies or issued replacement options.

	Options Available for Grant	Options Outstanding
		Number Outstanding	Weighted- Average Exercise Price per Share
Balance at July 26, 2003	526	1,303	$25.29
Granted and assumed	(195)	195	20.00
Exercised	—	(96)	10.03
Canceled	52	(52)	32.33
Additional shares reserved	7	—	—

Balance at July 31, 2004	390	1,350	$25.34
Granted and assumed	(201)	201	18.90
Exercised	—	(32)	8.40
Canceled	31	(31)	31.08
Additional shares reserved	8	—	—

Balance at January 29, 2005	228	1,488	$24.71

The following table summarizes significant ranges of outstanding and exercisable options as of January 29, 2005 (in millions, except years and per-share amounts):

Range of Exercise Prices	Options Outstanding				Options Exercisable
	Number Outstanding	Weighted- Average Remaining Contractual Life (in Years)	Weighted- Average Exercise Price per Share	Aggregate Intrinsic Value	Number Exercisable	Weighted- Average Exercise Price per Share	Aggregate Intrinsic Value
$ 0.01– 9.75	193	3.46	$7.12	$2,081	145	$6.52	$1,650
9.76–13.04	151	4.70	12.52	812	101	12.33	563
13.05–16.15	173	5.75	15.61	396	102	15.67	227
16.16–18.57	102	5.85	18.16	17	60	18.21	11
18.58–19.18	166	8.47	19.15	—	3	18.74	—
19.19–19.59	151	7.60	19.56	—	38	19.59	—
19.60–26.42	185	5.39	23.13	—	116	24.05	—
26.43–50.38	179	4.43	43.30	—	153	42.89	—
50.39–72.56	188	4.18	57.42	—	180	57.35	—

Total	1,488	5.44	$24.71	$3,306	898	$28.24	$2,451

The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based on Cisco’s closing stock price of $17.90 as of January 28, 2005, which would have been received by the option holders had all option holders exercised their options as of that date. The total number of in-the-money options exercisable as of January 29, 2005 was 362 million. As of July 31, 2004, 823 million outstanding options were exercisable, and the weighted average exercise price was $28.09.

Cisco Systems, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table presents the option exercises for the six months ended January 29, 2005, and option values as of that date for the Named Executive Officers (in millions):

	Number of Shares Acquired on Exercise	Value Realized	Number of Securities Underlying Unexercised Options at January 29, 2005		Intrinsic Value of Unexercised In-the-Money Options at January 29, 2005
			Exercisable	Unexercisable	Exercisable	Unexercisable
Named Executive Officers	3	$38	42	14	$155	$16

Pro Forma Information

Pro forma information regarding option grants made to the Company’s employees and directors and common stock relating to the Employee Stock Purchase Plan is based on specified valuation techniques that produce estimated compensation charges. The following table reflects the pro forma information (in millions, except per-share amounts):

	Three Months Ended		Six Months Ended
	January 29, 2005	January 24, 2004	January 29, 2005	January 24, 2004
Net income — as reported	$1,400	$724	$2,796	$1,810
Compensation expense, net of tax	(257)	(312)	(533)	(639)

Net income — pro forma	$1,143	$412	$2,263	$1,171

Basic net income per share — as reported	$0.21	$0.11	$0.43	$0.26

Diluted net income per share — as reported	$0.21	$0.10	$0.42	$0.25

Basic net income per share — pro forma	$0.18	$0.06	$0.34	$0.17

Diluted net income per share — pro forma	$0.17	$0.06	$0.34	$0.16

The value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Three Months Ended		Six Months Ended
	January 29, 2005	January 24, 2004	January 29, 2005	January 24, 2004
Expected dividend	0.0%	0.0%	0.0%	0.0%
Risk-free interest rate	3.6%	3.6%	3.5%	3.9%
Expected volatility	39.7%	40.1%	39.6%	40.1%
Expected life (in years)	3.3	5.4	3.3	5.6

The Black-Scholes option pricing model was developed for use in estimating the value of traded options that have no vesting restrictions and are fully transferable. In addition, option pricing models require the input of highly subjective assumptions, including the expected stock price volatility and expected life. The Company is responsible for determining the assumptions for the expected volatility and expected life of its stock options used in estimating the fair value of those options. The Company uses third-party analysis to assist in developing the expected volatility and expected life of its stock options. The expected life and expected volatility of the stock options is based upon historical and other economic data trended into the future. The Company uses an option

Cisco Systems, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

pricing model to indirectly estimate the expected life of the stock options. Because the Company’s employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the estimated value, in management’s opinion, the existing valuation models do not provide a reliable measure of the fair value of the Company’s employee stock options. Under the Black-Scholes option pricing model, the weighted-average estimated values of employee stock options granted during the three and six months ended January 29, 2005 were $6.26 and $6.19, respectively, and for the three and six months ended January 24, 2004 were $10.02 and $8.61 respectively.

11.	INCOME TAXES

The Company paid net income taxes of $617 million and $490 million for the six months ended January 29, 2005 and January 24, 2004, respectively. The Company’s income taxes currently payable for federal and state purposes have been reduced by the tax benefits from employee stock option transactions. These benefits totaled $126 million and $328 million for the six months ended January 29, 2005 and January 24, 2004, respectively, and were reflected as an increase to additional paid-in capital in the Consolidated Statements of Shareholders’ Equity.

The Company’s federal income tax returns for fiscal years ended July 25, 1998 through July 28, 2001 are under examination, and the Internal Revenue Service has proposed certain adjustments. The Company believes that adequate amounts have been reserved for any adjustments that may ultimately result from these examinations.

On October 22, 2004, the American Jobs Creation Act of 2004 (the “ Jobs Creation Act”) was signed into law. The Jobs Creation Act creates a temporary incentive for U.S. corporations to repatriate accumulated income earned abroad by providing an 85 percent dividends received deduction for certain dividends from controlled foreign corporations. The deduction is subject to a number of limitations and, as of today, uncertainty remains as to how to interpret numerous provisions of the Jobs Creation Act. Based on the Company’s analysis of the Jobs Creation Act, although not yet finalized, it is reasonably possible that under the repatriation provisions of the Jobs Creation Act the Company may repatriate some amount of earnings between $0 and $1.5 billion, with the respective tax liability between $0 and $150 million. The Company expects to be in a position to finalize its assessment by July 30, 2005.

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

Cisco Systems, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Summarized financial information by theater for the three and six months ended January 29, 2005 and January 24, 2004, as taken from the internal management system, is as follows (in millions):

	Three Months Ended		Six Months Ended
	January 29, 2005	January 24, 2004	January 29, 2005	January 24, 2004
Net sales:
Americas	$3,314	$2,953	$6,711	$5,827
EMEA	1,701	1,525	3,317	2,901
Asia Pacific	623	546	1,189	1,057
Japan	424	374	816	714

Total	$6,062	$5,398	$12,033	$10,499

Gross margin:
Americas	$2,168	$1,992	$4,412	$3,937
EMEA	1,184	1,057	2,302	2,015
Asia Pacific	420	371	805	727
Japan	281	278	549	525

Total	$4,053	$3,698	$8,068	$7,204

The Americas theater included non-U.S. net sales of $304 million and $279 million for the three months ended January 29, 2005 and January 24, 2004, respectively. The Americas theater included non-U.S. net sales of $571 million and $493 million for the six months ended January 29, 2005 and January 24, 2004, respectively.

The following table presents net sales for groups of similar products and services (in millions):

	Three Months Ended		Six Months Ended
	January 29, 2005	January 24, 2004	January 29, 2005	January 24, 2004
Net sales:
Routers	$1,329	$1,426	$2,580	$2,700
Switches	2,424	2,094	5,023	4,155
Advanced Technologies	1,153	817	2,118	1,543
Other	200	213	418	415

Product	5,106	4,550	10,139	8,813
Service	956	848	1,894	1,686

Total	$6,062	$5,398	$12,033	$10,499

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

Cisco Systems, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The majority of the Company’s assets as of January 29, 2005 and July 31, 2004 were attributable to its U.S. operations. For the three and six months ended January 29, 2005 and January 24, 2004, no single customer accounted for 10% or more of the Company’s net sales.

Property and equipment information is based on the physical location of the assets. The following table presents property and equipment information for geographic areas (in millions):

	January 29, 2005	July 31, 2004
Property and equipment, net:
United States	$2,932	$2,919
International	370	371

Total	$3,302	$3,290

13.	NET INCOME PER SHARE

The following table presents the calculation of basic and diluted net income per share (in millions, except per-share amounts):

	Three Months Ended		Six Months Ended
	January 29, 2005	January 24, 2004	January 29, 2005	January 24, 2004
Income before cumulative effect of accounting change	$1,400	$1,291	$2,796	$2,377
Cumulative effect of accounting change	—	(567)	—	(567)

Net income	$1,400	$724	$2,796	$1,810

Weighted-average shares — basic	6,521	6,874	6,577	6,904
Effect of dilutive potential common shares	131	236	136	206

Weighted-average shares — diluted	6,652	7,110	6,713	7,110

Income per share before cumulative effect of accounting change:
Basic	$0.21	$0.19	$0.43	$0.34

Diluted	$0.21	$0.18	$0.42	$0.33

Per share amount of cumulative effect of accounting change:
Basic	$—	$0.08	$—	$0.08

Diluted	$—	$0.08	$—	$0.08

Net income per share:
Basic	$0.21	$0.11	$0.43	$0.26

Diluted	$0.21	$0.10	$0.42	$0.25

Dilutive potential common shares consist primarily of employee stock options and restricted common stock. Employee stock options to purchase approximately 859 million and 468 million shares for the three months ended January 29, 2005 and January 24, 2004, respectively, and 838 million shares and 511 million shares in the first

Cisco Systems, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

six months of fiscal 2005 and 2004, respectively were outstanding, but were not included in the computation of diluted earnings per share because the exercise price of the stock options was greater than the average share price of the common shares, and, therefore, the effect would have been antidilutive.

14.	PENDING BUSINESS COMBINATIONS

As of January 29, 2005, the Company announced definitive agreements to acquire Airespace, Inc. and Protego Networks, Inc. for a purchase price of approximately $450 million and $65 million, respectively. The acquisition of Protego Networks, Inc. closed in the third quarter of fiscal 2005 and the acquisition of Airespace, Inc. is pending regulatory review.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Quarterly Report on Form 10-Q, including this Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements regarding future events and our future results that are subject to the safe harbors created under the Securities Act of 1933 (the “Securities Act”) and the Securities Exchange Act of 1934 (the “Exchange Act”). These statements are based on current expectations, estimates, forecasts, and projections about the industries in which we operate and the beliefs and assumptions of our management. Words such as “expects,” “anticipates,” “targets,” “goals,” “projects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “continues,” “may,” variations of such words, and similar expressions are intended to identify such forward-looking statements. In addition, any statements that refer to projections of our future financial performance, our anticipated growth and trends in our businesses (including the potential growth of Advanced Technologies), and other characterizations of future events or circumstances are forward-looking statements. Readers are cautioned that these forward-looking statements are only predictions and are subject to risks, uncertainties, and assumptions that are difficult to predict, including those identified below, under “Risk Factors,” and elsewhere herein. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. We undertake no obligation to revise or update any forward-looking statements for any reason.

Overview

Our results for the second quarter and the first six months of fiscal 2005 reflected increases in net sales, net income, and net income per share from the corresponding period of fiscal 2004. Revenue increased in each of our geographic segments. During the second quarter and the first six months of fiscal 2005, sales of our switches increased by 16% and 21%, respectively. For the three and six month periods, we experienced increased sales of our Advanced Technologies products of 41% and 37%, respectively, reflecting an increase in sales of each of our six Advanced Technologies product categories. Our router revenue decreased by 7% and 4%, respectively, for the same periods. However, our router revenue increased by 6% relative to the first quarter of fiscal 2005. Our gross margins declined from the second quarter and the first six months of last fiscal year largely because of a change in the mix of our product sales. This was primarily due to higher sales of certain lower margin switching products and home networking products and gross margin was also affected by a decline in our service margins related to our continued investment in this portion of our business. Operating expenses as a percentage of net sales have continued to decline year over year. We have continued to encounter price-focused competition, including competitors from Asia, and in particular, China.

During the second quarter and the first six months of fiscal 2005, we generated cash flows from operations of $1.8 billion and $3.2 billion, respectively. Our cash and cash equivalents and total investments were $16.5 billion at the end of the second quarter of fiscal 2005, compared with $19.3 billion at July 31, 2004. We used $2.7 billion of cash to repurchase 140 million shares of our common stock during the quarter. For the first six months of fiscal 2005, we used $5.7 billion of cash to repurchase 296 million shares of our common stock. Regarding accounts receivable, days sales outstanding at the end of the second quarter of fiscal 2005 were 34 days, compared with 28 days at the end of the fourth quarter of fiscal 2004. Our inventory level increased by $48 million from our prior fiscal year end, July 31, 2004, and annualized inventory turns improved to 6.5, compared with 6.4 in the fourth quarter of fiscal 2004.

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

Revenue Recognition

Our networking and communications products are integrated with software that is essential to the functionality of the equipment. We provide unspecified software upgrades and enhancements related to the equipment through our maintenance contracts. Accordingly, we account for revenue in accordance with Statement of Position No. 97-2, “Software Revenue Recognition,” and all related interpretations. Revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collectibility is reasonably assured. In instances where final acceptance of the product, system, or solution is specified by the customer, revenue is deferred until all acceptance criteria have been met.

Our total deferred revenue for products was $1.55 billion and $1.45 billion as of January 29, 2005 and July 31, 2004, respectively. Service revenue is generally deferred and, in most cases, recognized ratably over the period during which the services are to be performed, which is typically from one to three years. Our total deferred revenue for services was $3.1 billion and $3.0 billion as of January 29, 2005 and July 31, 2004, respectively.

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

Allowance for Doubtful Accounts and Sales Returns

Our accounts receivable balance, net of allowance for doubtful accounts, was $2.3 billion and $1.8 billion as of January 29, 2005 and July 31, 2004, respectively. The allowance for doubtful accounts was $176 million, or 7.2% of the gross accounts receivable balance, as of January 29, 2005 and $179 million, or 8.9% of the gross accounts receivable balance, as of July 31, 2004. The allowance is based on our assessment of the collectibility of

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

customer accounts. We regularly review the allowance by considering factors such as historical experience, credit quality, age of the accounts receivable balances, and current economic conditions that may affect a customer’s ability to pay.

There was no provision for doubtful accounts for the first six months of fiscal 2005. Our provision for doubtful accounts was $19 million for the first six months of fiscal 2004. If a major customer’s creditworthiness deteriorates, or if actual defaults are higher than our historical experience, or if other circumstances arise, our estimates of the recoverability of amounts due to us could be overstated, and additional allowances could be required, which could have an adverse impact on our revenue.

A reserve for future sales returns is established based on historical trends in product return rates. The reserve for future sales returns as of January 29, 2005 and July 31, 2004 was $88 million and $74 million, respectively, and was recorded as a reduction of our accounts receivable. If actual future returns were to deviate from the historical data on which the reserve had been established, our revenue could be adversely affected.

Allowance for Inventory

Our inventory balance was $1.3 billion and $1.2 billion as of January 29, 2005 and July 31, 2004, respectively. Our inventory allowance was $135 million and $139 million as of January 29, 2005 and July 31, 2004, respectively. We provide allowances for inventory based on excess and obsolete inventories determined primarily by future demand forecasts. The allowance is measured as the difference between the cost of the inventory and market based upon assumptions about future demand and is charged to the provision for inventory, which is a component of our cost of sales. At the point of the loss recognition, a new, lower-cost basis for that inventory is established, and subsequent changes in facts and circumstances do not result in the restoration or increase in that newly established cost basis.

Our provision for inventory was $111 million and $72 million for the first six months of fiscal 2005 and 2004, respectively. If there were to be a sudden and significant decrease in demand for our products, or if there were a higher incidence of inventory obsolescence because of rapidly changing technology and customer requirements, we could be required to increase our inventory allowances, and our gross margin could be adversely affected. Inventory management remains an area of focus as we balance the need to maintain strategic inventory levels to ensure competitive lead times and the risk of inventory obsolescence.

Warranty Costs

The liability for product warranties, included in other accrued liabilities, was $250 million as of January 29, 2005, compared with $239 million as of July 31, 2004. See Note 8 to the Consolidated Financial Statements. Our products are generally covered by a warranty for periods ranging from 90 days to five years, and for some products we provide a limited lifetime warranty. We accrue for warranty costs as part of our cost of sales based on associated material costs, technical support labor costs, and associated overhead. Material cost is estimated based primarily upon historical trends in the volume of product returns within the warranty period and the cost to repair or replace the equipment. Technical support labor cost is estimated based primarily upon historical trends in the rate of customer cases and the cost to support the customer cases within the warranty period. Overhead cost is applied based on estimated time to support warranty activities.

The provision for product warranties issued for the first six months of fiscal 2005 and 2004 was $208 million and $158 million, respectively. The increase in the provision for product warranties was due to higher shipment volume of our products and an increase in warranty claims. If we continue to experience an increase in warranty claims compared with our historical experience, or if the cost of servicing warranty claims is greater than the expectations on which the accrual has been based, our gross margin could be adversely affected.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Investment Impairments

Our publicly traded equity securities are reflected in the Consolidated Balance Sheets at a fair value of $1.0 billion as of January 29, 2005, compared with $1.1 billion as of July 31, 2004. See Note 7 to the Consolidated Financial Statements. We recognize an impairment charge when the declines in the fair values of our publicly traded equity securities below their cost basis are judged to be other-than-temporary. The ultimate value realized on these equity securities is subject to market price volatility until they are sold. We consider various factors in determining whether we should recognize an impairment charge, including the length of time and extent to which the fair value has been less than our cost basis, the financial condition and near-term prospects of the investee, and our intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value. Our ongoing consideration of these factors could result in additional impairment charges in the future, which could adversely affect our net income. Our impairment charges on investments in publicly held companies were $5 million during the second quarter of fiscal 2005 and the first six months of fiscal 2005. There were no impairment charges on investments in publicly held companies in fiscal 2004.

We also have investments in privately held companies, some of which are in the startup or development stages. As of January 29, 2005, our investments in privately held companies were $403 million, compared with $354 million as of July 31, 2004, and were included in other assets. See Note 5 to the Consolidated Financial Statements. We monitor these investments for impairment and make appropriate reductions in carrying values if we determine an impairment charge is required, based primarily on the financial condition and near-term prospects of these companies. These investments are inherently risky because the markets for the technologies or products these companies are developing are typically in the early stages and may never materialize. Our impairment charges on investments in privately held companies were $5 million and $44 million during the second quarter of fiscal 2005 and 2004, respectively, and were $23 million and $85 million for the first six months of fiscal 2005 and 2004, respectively.

Goodwill Impairments

Our methodology for allocating the purchase price relating to purchase acquisitions is determined through established valuation techniques in the high-technology communications equipment industry. Goodwill is measured as the excess of the cost of acquisition over the sum of the amounts assigned to tangible and identifiable intangible assets acquired less liabilities assumed. We perform goodwill impairment tests on an annual basis and between annual tests in certain circumstances for each reporting unit. The goodwill recorded in the Consolidated Balance Sheets as of January 29, 2005 and July 31, 2004 was $4.7 billion and $4.2 billion, respectively. In response to changes in industry and market conditions, we could be required to strategically realign our resources and consider restructuring, disposing of, or otherwise exiting businesses, which could result in an impairment of goodwill. We recorded no charges for impairment of goodwill during fiscal 2005 or fiscal 2004.

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

Our effective tax rates differ from the statutory rate primarily due to acquisition-related costs, research and experimentation tax credits, state taxes, and the tax impact of foreign operations. The effective tax rate was 28.5% in the second quarter of fiscal 2005 and 28.6% for the first six months of fiscal 2005. The effective tax rate was 28.6% in the second quarter of fiscal 2004 and 28.7% for the first six months of fiscal 2004. Our future effective tax rates could be adversely affected by earnings being lower than anticipated in countries where we have lower statutory rates and higher than anticipated in countries where we have higher statutory rates, by changes in the valuation of our deferred tax assets or liabilities, or by changes in tax laws or interpretations thereof. In addition, we are subject to the continuous examination of our income tax returns by the Internal Revenue Service and other tax authorities. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes.

Loss Contingencies

We are subject to the possibility of various loss contingencies arising in the ordinary course of business. We consider the likelihood of loss or impairment of an asset or the incurrence of a liability, as well as our ability to reasonably estimate the amount of loss, in determining loss contingencies. An estimated loss contingency is accrued when it is probable that an asset has been impaired or a liability has been incurred and the amount of loss can be reasonably estimated. We regularly evaluate current information available to us to determine whether such accruals should be adjusted and whether new accruals are required.

Net Sales

We manage our business based on four geographic theaters: the Americas; Europe, the Middle East, and Africa (“EMEA”); Asia Pacific; and Japan. Net sales, which include product and service revenue, for each theater are summarized in the following table (in millions, except percentages):

	Three Months Ended				Six Months Ended
	January 29, 2005	January 24, 2004	Variance in Dollars	Variance in Percent	January 29, 2005	January 24, 2004	Variance in Dollars	Variance in Percent
Net sales:
Americas	$3,314	$2,953	$361	12.2%	$6,711	$5,827	$884	15.2%
Percentage of net sales	54.7%	54.7%			55.8%	55.5%
EMEA	1,701	1,525	176	11.5%	3,317	2,901	416	14.3%
Percentage of net sales	28.0%	28.3%			27.5%	27.6%
Asia Pacific	623	546	77	14.1%	1,189	1,057	132	12.5%
Percentage of net sales	10.3%	10.1%			9.9%	10.1%
Japan	424	374	50	13.4%	816	714	102	14.3%
Percentage of net sales	7.0%	6.9%			6.8%	6.8%

Total	$6,062	$5,398	$664	12.3%	$12,033	$10,499	$1,534	14.6%

The following table is a breakdown of net sales between product and service revenue (in millions, except percentages):

	Three Months Ended				Six Months Ended
	January 29, 2005	January 24, 2004	Variance in Dollars	Variance in Percent	January 29, 2005	January 24, 2004	Variance in Dollars	Variance in Percent
Net sales:
Product	$5,106	$4,550	$556	12.2%	$10,139	$8,813	$1,326	15.0%
Service	956	848	108	12.7%	1,894	1,686	208	12.3%

Total	$6,062	$5,398	$664	12.3%	$12,033	$10,499	$1,534	14.6%

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Net Product Sales by Theater

The following table is a breakdown of net product sales by theater (in millions, except percentages):

	Three Months Ended				Six Months Ended
	January 29, 2005	January 24, 2004	Variance in Dollars	Variance in Percent	January 29, 2005	January 24, 2004	Variance in Dollars	Variance in Percent
Net product sales:
Americas	$2,621	$2,322	$299	12.9%	$5,325	$4,574	$751	16.4%
Percentage of net product sales	51.4%	51.0%			52.5%	51.9%
EMEA	1,534	1,377	157	11.4%	2,987	2,608	379	14.5%
Percentage of net product sales	30.0%	30.3%			29.5%	29.6%
Asia Pacific	564	502	62	12.4%	1,076	968	108	11.2%
Percentage of net product sales	11.0%	11.0%			10.6%	11.0%
Japan	387	349	38	10.9%	751	663	88	13.3%
Percentage of net product sales	7.6%	7.7%			7.4%	7.5%

Total	$5,106	$4,550	$556	12.2%	$10,139	$8,813	$1,326	15.0%

The increase in net product sales occurred across all geographic theaters with the Americas and EMEA theaters contributing 82.0% and 85.2% of the total increase in the second quarter and the first six months of fiscal 2005, compared with the same periods in fiscal 2004, respectively.

Net product sales in the Americas theater consist of net product sales in the United States and Americas International, which includes Canada, Mexico, and Latin America. The increase in net product sales in the Americas theater was due to an increase in net product sales to all of our customer markets in the United States. Sales increased in all elements of our enterprise market except for sales to the United States federal government, where we experienced weakness in sales due to, we believe, a realignment of spending priorities as funds are being refocused toward geopolitical and Middle East issues.

Net product sales in the EMEA theater increased primarily as a result of continued product deployment by service providers and growth in enterprise markets. The increase in net product sales in the EMEA theater occurred primarily in the United Kingdom, the Netherlands, and Russia.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Net Product Sales by Groups of Similar Products

The following table presents net sales for groups of similar products (in millions, except percentages):

	Three Months Ended				Six Months Ended
	January 29, 2005	January 24, 2004	Variance in Dollars	Variance in Percent	January 29, 2005	January 24, 2004	Variance in Dollars	Variance in Percent
Net product sales:
Routers	$1,329	$1,426	$(97)	(6.8)%	$2,580	$2,700	$(120)	(4.4)%
Percentage of net product sales	26.0%	31.3%			25.4%	30.6%
Switches	2,424	2,094	330	15.8%	5,023	4,155	868	20.9%
Percentage of net product sales	47.5%	46.0%			49.6%	47.2%
Advanced Technologies	1,153	817	336	41.1%	2,118	1,543	575	37.3%
Percentage of net product sales	22.6%	18.0%			20.9%	17.5%
Other	200	213	(13)	(6.1)%	418	415	3	0.7%
Percentage of net product sales	3.9%	4.7%			4.1%	4.7%

Total	$5,106	$4,550	$556	12.2%	$10,139	$8,813	$1,326	15.0%

Routers

The decrease in net product sales related to routers in the second quarter and the first six months of fiscal 2005 was primarily due to lower sales of high-end routers. Sales of high-end routers, which represent a larger proportion of our total router sales than midrange and low-end routers, decreased by approximately $110 million and $120 million for the second quarter and the first six month periods, respectively. On a sequential basis relative to the first quarter of fiscal 2005, our router sales increased by approximately $80 million primarily due to sales of high-end routers which increased by approximately $50 million as a result of higher sales to service providers. Our high-end router sales are primarily to service providers who tend to make large and sporadic purchases. In addition, our router sales in fiscal 2005 may have been affected by new product introductions and increased competition from price-focused competitors.

Switches

The increase in net product sales related to switches in the second quarter of fiscal 2005 was due to sales of LAN fixed switches, which increased by approximately $230 million, and LAN modular switches, which increased by approximately $110 million. The increase in net product sales related to switches in the first six months of fiscal 2005 was due to sales of LAN fixed switches, which increased by approximately $440 million, and LAN modular switches, which also increased by approximately $440 million. The increase in sales of LAN switches was a result of the continued adoption of new technologies by our customers, resulting in higher sales of our high-end modular switch, the Cisco Catalyst 6500, and fixed switches, including the Cisco Catalyst 3750 and Catalyst 3560 platforms, introduced in the fourth quarter of fiscal 2003 and second quarter of fiscal 2004, respectively.

Advanced Technologies

During the second quarter and first six months of fiscal 2005, we experienced higher sales in all of our Advanced Technologies, compared to the corresponding periods in fiscal 2004. The increase in the second quarter of fiscal 2005 was due to sales of security products, which increased by approximately $80 million; home networking products, which increased by approximately $70 million; IP telephony products, which increased by

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

approximately $70 million; wireless LAN products, which increased by approximately $50 million; optical products, which increased by approximately $40 million; and storage products, which increased by approximately $30 million. The increase in net product sales related to Advanced Technologies in the first six months of fiscal 2005 was due to sales of home networking products, which increased by approximately $150 million; security products, which increased by approximately $130 million; wireless LAN products, which increased by approximately $90 million; IP telephony products, which increased by approximately $90 million; and storage products and optical products, which each increased by approximately $60 million. Increased sales in security products were primarily due to module and line-card sales related to our routers and LAN modular switches as customers continue to emphasize network security. Higher sales of home networking products were related to the growth of our wireless and wired router businesses. The increase in sales of IP telephony products was primarily due to sales of IP phones and associated software as our customers transition from an analog to IP-based infrastructure. Wireless LAN and storage product sales increased primarily due to new customers and continued deployments with existing customers. Increased sales in optical products were due to sales of the Cisco ONS 15454E platform.

Factors That May Impact Net Product Sales

Net product sales may continue to be affected by changes in the geopolitical environment and global economic conditions; competition, including price-focused competitors from Asia, especially China; new product introductions; sales cycles and implementation cycles of our products; changes in the mix of our customers between service provider and enterprise markets; changes in the mix of direct sales and indirect sales; variations in sales channels; and final acceptance criteria of the product, system, or solution as specified by the customer. In addition, sales to the service provider market have been characterized by large and often sporadic purchases, especially relating to our router sales and sales of certain of our Advanced Technologies. In addition, service provider customers typically have longer implementation cycles, require a broader range of services, including design services, and often have acceptance provisions, which can lead to a delay in revenue recognition. To improve customer satisfaction, we continue to focus on managing our manufacturing lead-time performance, which may result in corresponding reductions in order backlog. A decline in backlog levels could result in more variability and less predictability in our quarter-to-quarter net sales and operating results. Net product sales may also be adversely affected by fluctuations in demand for our products, especially with respect to Internet businesses and telecommunications service providers, price and product competition in the communications and networking industries, introduction and market acceptance of new technologies and products, adoption of new networking standards, and financial difficulties experienced by our customers. We may, from time to time, experience manufacturing issues that create a delay in our suppliers’ ability to provide specific components, resulting in delayed shipments. To the extent that manufacturing issues and any related component shortages result in delayed shipments in the future, and particularly in periods when we and our suppliers are operating at higher levels of capacity, it is possible that revenue for a quarter could be adversely affected if such matters are not remediated within the same quarter.

Our distributors and retail partners participate in various cooperative marketing and other programs. In addition, increasing sales to our distributors and retail partners generally results in greater difficulty in forecasting the mix of our products and, to a certain degree, the timing of orders from our customers. We recognize revenue to our distributors and retail partners based on a sell-through method using information provided by them, and we maintain estimated accruals and allowances for all cooperative marketing and other programs.

Net Service Revenue

The increase in net service revenue in the second quarter and the first six months of fiscal 2005, compared with fiscal 2004 was primarily due to increased technical support service contract initiations and renewals associated with higher product sales that have resulted in a larger installed base of equipment being serviced. Net

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

service revenue is generally deferred and, in most cases, recognized ratably over the service period, which is typically one to three years.

Gross Margin

The following table shows the gross margin for each theater (in millions, except percentages):

	Three Months Ended				Six Months Ended
	Amount		Percentage		Amount		Percentage
	January 29, 2005	January 24, 2004	January 29, 2005	January 24, 2004	January 29, 2005	January 24, 2004	January 29, 2005	January 24, 2004
Gross margin:
Americas	$2,168	$1,992	65.4%	67.5%	$4,412	$3,937	65.7%	67.6%
EMEA	1,184	1,057	69.6%	69.3%	2,302	2,015	69.4%	69.5%
Asia Pacific	420	371	67.4%	67.9%	805	727	67.7%	68.8%
Japan	281	278	66.3%	74.3%	549	525	67.3%	73.5%

Total	$4,053	$3,698	66.9%	68.5%	$8,068	$7,204	67.0%	68.6%

The following table shows the gross margin for products and services (in millions, except percentages):

	Three Months Ended				Six Months Ended
	Amount		Percentage		Amount		Percentage
	January 29, 2005	January 24, 2004	January 29, 2005	January 24, 2004	January 29, 2005	January 24, 2004	January 29, 2005	January 24, 2004
Gross margin:
Product	$3,437	$3,125	67.3%	68.7%	$6,824	$6,072	67.3%	68.9%
Service	616	573	64.4%	67.6%	1,244	1,132	65.7%	67.1%

Total	$4,053	$3,698	66.9%	68.5%	$8,068	$7,204	67.0%	68.6%

Product Gross Margin

Product gross margin in the second quarter of fiscal 2005 decreased by 1.4%, compared with the second quarter of fiscal 2004. Changes in the mix of products sold decreased product gross margin by approximately 3% primarily due to higher sales of certain lower margin switching products and increased sales of home networking products. Product pricing reductions and sales discounts decreased product gross margin by approximately 1%. However, lower overall manufacturing costs related to lower component costs and value engineering and other manufacturing costs increased product gross margin by approximately 1.5%. Value engineering is the process by which the production costs are reduced through component redesign, board configuration, test processes, and transformation processes. Higher shipment volumes also increased product gross margin by approximately 1%.

Product gross margin for the first six months of fiscal 2005 decreased by 1.6%, compared with the first six months of fiscal 2004. Changes in the mix of products sold decreased product gross margin by approximately 3% primarily due to higher sales of certain lower margin switching products and increased sales of home networking products. Product pricing reductions and sales discounts decreased product gross margin by approximately 1%. In addition, a higher provision for warranty decreased product gross margin by approximately 1% and a higher provision for inventory decreased product gross margin by approximately 0.5%. However, lower overall manufacturing costs increased product gross margin by approximately 2%. Higher shipment volumes also increased product gross margin by less than 2%.

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

Service Gross Margin

Service gross margin decreased by 3.2% and 1.4% during the second quarter and first six months of fiscal 2005, compared with the second quarter and first six months of fiscal 2004, respectively. The decrease in service gross margin was primarily due to increased investments in this portion of our business during fiscal 2005. One specific area of investment is advanced services, comprising highly specialized employees. As we add personnel and resources to support growth in this business, our service margins will typically be adversely affected in the near term. We have also added investments in our technical support business.

Our service gross margin from technical support services is higher than service gross margin from our advanced services. Service gross margin will typically experience some variability over time due to various factors such as the change in mix between technical support services and advanced services, as well as the timing of technical support service contract initiations and renewals and the timing of our adding personnel and resources to support this business. Our revenue from advanced services may increase to a higher proportion of total service revenue due to our continued focus on providing comprehensive support to our customers’ networking devices, applications, and infrastructures.

Research and Development, Sales and Marketing, and General and Administrative Expenses

Research and development (“R&D”), sales and marketing, and general and administrative (“G&A”) expenses are summarized in the following table (in millions, except percentages):

	Three Months Ended				Six Months Ended
	January 29, 2005	January 24, 2004	Variance in Dollars	Variance in Percent	January 29, 2005	January 24, 2004	Variance in Dollars	Variance in Percent
Research and development	$811	$770	$41	5.3%	$1,616	$1,525	$91	6.0%
Percentage of net sales	13.4%	14.3%			13.4%	14.5%
Sales and marketing	1,142	1,110	32	2.9%	2,262	2,197	65	3.0%
Percentage of net sales	18.8%	20.6%			18.8%	20.9%
General and administrative	228	210	18	8.6%	458	422	36	8.5%
Percentage of net sales	3.8%	3.9%			3.8%	4.0%

Total	$2,181	$2,090	$91	4.4%	$4,336	$4,144	$192	4.6%

Percentage of net sales	36.0%	38.7%			36.0%	39.5%

The majority of the increase in this category was related to R&D and sales and marketing expenses as follows:

R&D expenses in the second quarter of fiscal 2005 increased primarily due to higher headcount-related expenses of $14 million and higher amortization of deferred stock-based compensation expense of $19 million. R&D expenses in the first six months of fiscal 2005 increased primarily due to higher discretionary spending of approximately $40 million, higher headcount-related expenses of $31 million, and higher amortization of deferred stock-based compensation expense of $16 million. The increase in R&D expenses reflects our continued investment in R&D efforts in routers, switches, Advanced Technologies, and other product technologies. We have also continued to purchase or license technology in order to bring a broad range of products to market in a timely fashion. If we believe that we are unable to enter a particular market in a timely manner with internally developed products, we may license technology from other businesses or acquire businesses as an alternative to internal R&D. All of our R&D costs have been expensed as incurred.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Sales and marketing expenses in the second quarter of fiscal 2005 increased due to an increase in sales expenses of $10 million and marketing expenses of $22 million. Sales expenses increased primarily due to the effect of foreign currency fluctuations of approximately $30 million, net of hedging, partially offset by a decrease in headcount-related expenses of $15 million and lower amortization of deferred stock-based compensation of $8 million. The $15 million decrease in headcount-related expense was primarily due to an adjustment in sales commissions of approximately $30 million. Marketing expenses increased primarily due to various marketing programs globally and other marketing investments. Sales and marketing expenses in the first six months of fiscal 2005 increased due to increase in sales expenses of $35 million and marketing expenses of $30 million. Sales expenses increased primarily due to the effect of foreign currency fluctuations of approximately $55 million, net of hedging, an increase in headcount-related expenses of approximately $20 million (including an adjustment of approximately $40 million which reduced sales commissions) partially offset by a decrease in sales program expenses of approximately $30 million. Marketing expenses increased primarily due to various marketing programs globally and other marketing investments.

We have continued to increase our headcount during the quarter and the first six months of fiscal 2005. We expect to incur higher R&D and sales expenses due to additional headcount in connection with our hiring plans and acquisitions scheduled to close. Our headcount increased by 876 employees during the second quarter of fiscal 2005 and 1,591 employees during the first six months of fiscal 2005. Approximately 350 and 700 of the additional employees were attributable to our acquisitions completed in the second quarter and first six months of fiscal 2005, respectively.

Amortization of Purchased Intangible Assets

Amortization of purchased intangible assets included in operating expenses was $57 million in the second quarter of fiscal 2005, compared with $60 million in the second quarter of fiscal 2004. Amortization of purchased intangible assets included in operating expenses was $117 million in the first six months of fiscal 2005, compared with $122 million in the first six months of fiscal 2004. For additional information regarding purchased intangibles, see Note 3 to the Consolidated Financial Statements.

In-Process Research and Development

Our methodology for allocating the purchase price relating to purchase acquisitions to in-process R&D is determined through established valuation techniques in the high-technology communications equipment industry. In-process R&D expense in the first six months of fiscal 2005 and fiscal 2004 was $14 million and $1 million, respectively. See Note 3 to the Consolidated Financial Statements for additional information regarding the acquisitions completed in the first six months of fiscal 2005 and the in-process R&D recorded for each acquisition. In-process R&D was expensed upon acquisition because technological feasibility had not been established and no future alternative uses existed.

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

Interest and Other Income, Net

Interest and other income, net were as follows (in millions):

	Three Months Ended			Six Months Ended
	January 29, 2005	January 24, 2004	Variance in dollars	January 29, 2005	January 24, 2004	Variance in dollars
Interest income	$127	$124	$3	$257	$261	$(4)
Other income, net	17	136	(119)	57	137	(80)

Total	$144	$260	$(116)	$314	$398	$(84)

The components of other income, net, are as follows (in millions):

	Three Months Ended		Six Months Ended
	January 29, 2005	January 24, 2004	January 29, 2005	January 24, 2004
Net gains on investments in fixed income and publicly traded equity securities	$22	$151	$80	$191
Impairment charges on publicly traded equity securities	(5)	—	(5)	—
Net gains on investments in privately held companies	18	15	22	15
Impairment charges on investments in privately held companies	(5)	(44)	(23)	(85)

Net gains and impairment charges on investments	30	122	74	121
Other	(13)	14	(17)	16

Total	$17	$136	$57	$137

Provision for Income Taxes

The effective tax rate was 28.5% for the second quarter of fiscal 2005 and 28.6% for the first six months of fiscal 2005. The effective tax rate was 28.6% in the second quarter of fiscal 2004 and 28.7% for the first six months of fiscal 2004. The effective tax rate differs from the statutory rate primarily due to acquisition-related costs, research and experimentation tax credits, state taxes, and the tax impact of foreign operations.

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

On October 22, 2004, the American Jobs Creation Act of 2004 (the “Jobs Creation Act”) was signed into law. The Jobs Creation Act creates a temporary incentive for U.S. corporations to repatriate accumulated income earned abroad by providing an 85 percent dividends received deduction for certain dividends from controlled foreign corporations. The deduction is subject to a number of limitations and, as of today, uncertainty remains as to how to interpret numerous provisions of the Jobs Creation Act. Based on our analysis of the Jobs Creation Act, although not yet finalized, it is reasonably possible that under the repatriation provisions of the Jobs Creation Act, we may repatriate some amount of earnings between $0 and $1.5 billion, with the respective tax liability between $0 and $150 million. We expect to be in a position to finalize our assessment by July 30, 2005.

Recent Accounting Pronouncement

In December 2004, the Financial Accounting Standards Board issued Statement No. 123(R), “Share-Based Payment” (“SFAS 123(R)”), which requires the measurement and recognition of compensation expense for all stock-based payments. SFAS 123R is effective for all interim and annual periods beginning after June 15, 2005. We are currently evaluating the impact of SFAS 123(R) on our operating results and financial condition. See Note 10 to the Consolidated Financial Statements for pro forma information required under Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation”.

Liquidity and Capital Resources

The following sections discuss the effects of changes in our balance sheet and cash flows, contractual obligations, other commitments, and the stock repurchase program on our liquidity and capital resources.

Balance Sheet and Cash Flows

Cash and Cash Equivalents and Total Investments

The following table summarizes our cash and cash equivalents and total investments (in millions):

	January 29, 2005	July 31, 2004	Increase (Decrease)
Cash and cash equivalents	$2,473	$3,722	$(1,249)
Fixed income securities	13,021	14,411	(1,390)
Publicly traded equity securities	1,031	1,134	(103)

Total	$16,525	$19,267	$(2,742)

For the six months ended January 29, 2005, the decrease in cash and cash equivalents and total investments was primarily a result of cash used for the repurchase of common stock of $5.7 billion, acquisitions of businesses of $553 million, and capital expenditures of $290 million, partially offset by cash provided by operating activities of $3.2 billion and cash provided by the issuance of common stock of $433 million related to employee stock option exercises and employee stock purchases.

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

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Accounts Receivable, Net

The following table summarizes our accounts receivable, net (in millions):

	January 29, 2005	July 31, 2004	Increase (Decrease)
Accounts receivable, net	$2,278	$1,825	$453

Days sales outstanding (“DSO”) in accounts receivables as of January 29, 2005 and July 31, 2004 were 34 days and 28 days, respectively. The increase in DSO was due to more billings occurring later in the second quarter of fiscal 2005, primarily due to typical seasonality of renewals of a large number of calendar year-end technical support service contracts that occurred in January 2005.

Our accounts receivable and DSO are primarily impacted by shipment linearity and collections performance. A steady level of shipments and good collections performance will result in reduced DSO compared with a higher level of shipments toward the end of a quarter, which will result in a shorter amount of time to collect the related accounts receivable and increased DSO.

Inventories

The following table summarizes our inventories (in millions):

	January 29, 2005	July 31, 2004	Increase (Decrease)
Raw materials	$68	$58	$10
Work in process	415	416	(1)
Finished goods:
Distributor inventory and deferred cost of sales	379	316	63
Manufacturing finished goods	175	206	(31)

Total finished goods	554	522	32
Service-related spares	188	177	11
Demonstration systems	30	34	(4)

Total	$1,255	$1,207	$48

Annualized inventory turns were 6.5 in the second quarter of fiscal 2005, compared with 6.4 in the fourth quarter of fiscal 2004. Distributor inventory and deferred cost of sales are related to unrecognized revenue on shipments to distributors and retail partners and shipments to enterprise and service provider customers. Manufacturing finished goods consist primarily of build-to-order and build-to-stock products, including home networking products. Service-related spares consist of reusable equipment related to our technical support and warranty activities. All inventories are accounted for at the lower of cost or market.

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

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Deferred Revenue

The breakdown of deferred revenue at January 29, 2005 and July 31, 2004 was as follows (in millions):

	January 29, 2005	July 31, 2004	Increase (Decrease)
Deferred revenue:
Service	$3,097	$3,047	$50
Product	1,550	1,455	95

Total	$4,647	$4,502	$145

Reported as:
Current	$3,657	$3,527	$130
Noncurrent	990	975	15

Total	$4,647	$4,502	$145

The increase in deferred service revenue for the six months ended January 29, 2005 reflects a seasonal increase in the volume of technical support contract initiations and renewals, partially offset by the ongoing amortization of deferred service revenue. For the three months ended January 29, 2005, deferred service revenue increased by $212 million due to typical seasonality in renewal of calendar year-end contracts. The increase in deferred product revenue was related to an increase in sales with acceptance criteria as specified by the customer, and the timing of cash collections from our distributors and retail partners.

Contractual Obligations

Operating Leases

We lease office space in several U.S. locations, as well as locations elsewhere in the Americas, EMEA, Asia Pacific, and Japan, and the future minimum lease payments under all our noncancelable operating leases with an initial term in excess of one year as of January 29, 2005 was $1.4 billion. For additional information see Note 8 to the Consolidated Financial Statements.

Purchase Commitments with Contract Manufacturers and Suppliers

We purchase components from a variety of suppliers and use several contract manufacturers to provide manufacturing services for our products. During the normal course of business, in order to manage manufacturing lead times and to help assure adequate component supply, we enter into agreements with contract manufacturers and suppliers that either allow them to procure inventory based upon criteria as defined by us or that establish the parameters defining our requirements. In certain instances, these agreements allow us the option to cancel, reschedule, and adjust our requirements based on our business needs prior to firm orders being placed. Consequently, only a portion of our reported purchase commitments arising from these agreements are firm, noncancelable, and unconditional commitments. As of January 29, 2005, we had total purchase commitments for inventory of approximately $953 million, compared with $951 million as of July 31, 2004. The purchase commitments for inventory are expected to be fulfilled within one year.

In addition to the above, we record a liability for firm, noncancelable, and unconditional purchase commitments for quantities in excess of our future demand forecasts consistent with our allowance for inventory. As of January 29, 2005, the liability for our firm, noncancelable, and unconditional purchase commitments was $102 million, compared with $141 million as of July 31, 2004. These amounts are included in other accrued liabilities in our Consolidated Balance Sheets.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Other Commitments

We have entered into an agreement to invest approximately $800 million in venture funds managed by SOFTBANK, which are required to be funded on demand. The total commitment is to be invested in venture funds and senior debt with entities as directed by SOFTBANK. Our commitment to fund the senior debt is contingent upon the achievement of certain agreed-upon milestones. As of January 29, 2005, we have invested $385 million in the venture funds, compared with $290 million as of July 31, 2004. In addition, as of January 29, 2005, we had invested $49 million in the senior debt, of which $34 million and $19 million has been repaid as of January 29, 2005 and July 31, 2004, respectively.

We provide structured financing to certain qualified customers for the purchase of equipment and other needs through our wholly owned subsidiaries. These loan commitments may be funded over a two- to three-year period, provided that these customers achieve specific business milestones and satisfy certain financial covenants. As of January 29, 2005, our outstanding loan commitments were approximately $39 million, of which approximately $25 million was eligible for draw-down. As of July 31, 2004, our outstanding loan commitments were approximately $61 million, of which approximately $22 million was eligible for draw-down.

As of January 29, 2005 and July 31, 2004, we had a commitment of approximately $59 million to purchase the remaining portion of the minority interest of Cisco Systems, K.K. (Japan), and the payment under this commitment is based on a put option held by the minority shareholders.

We also have certain other funding commitments related to our privately held investments that are based on the achievement of certain agreed-upon milestones. The funding commitments were approximately $57 million as of January 29, 2005, compared with approximately $67 million as of July 31, 2004.

Off-Balance Sheet Arrangements

We consider our investments in unconsolidated variable interest entities to be off-balance sheet arrangements. In the ordinary course of business, we have investments in privately held companies and provide structured financing to certain customers through our wholly owned subsidiaries, which may be considered to be variable interest entities. We have evaluated our investments in these privately held companies and structured financings and have determined that there were no significant unconsolidated variable interest entities as of January 29, 2005.

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

Stock Repurchase Program

In September 2001, our Board of Directors authorized a stock repurchase program. As of January 29, 2005, our Board of Directors had authorized the repurchase of up to $35 billion of common stock under this program. During the first six months of fiscal 2005, we repurchased and retired 296 million shares of our common stock at an average price of $19.27 per share for an aggregate purchase price of $5.7 billion. As of January 29, 2005, we had repurchased and retired 1.3 billion shares of our common stock at an average price of $18.07 per share for an aggregate purchase price of $22.6 billion since inception of the stock repurchase program, and the remaining authorized amount under the stock repurchase program was $12.4 billion with no termination date.

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

OUR OPERATING RESULTS MAY FLUCTUATE IN FUTURE PERIODS, WHICH MAY ADVERSELY AFFECT OUR STOCK PRICE

Our operating results have been in the past, and will continue to be, subject to quarterly and annual fluctuations as a result of numerous factors. These factors include:

•	Fluctuations in demand for our products and services, especially with respect to Internet businesses and telecommunications service providers, in part due to the changing global economic environment

•	Changes in sales and implementation cycles for our products and reduced visibility into our customers’ spending plans and associated revenue

•	Our ability to maintain appropriate inventory levels and purchase commitments

•	Price and product competition in the communications and networking industries, which can change rapidly due to technological innovation

•	The overall movement toward industry consolidation among both our competitors and our customers

•	The introduction and market acceptance of new technologies and products and our success in new markets, including Advanced Technologies, as well as the adoption of new networking standards

•	Variations in sales channels, product costs, or mix of products sold

•	The timing, size, and mix of orders from customers

•	Manufacturing lead times

•	Fluctuations in our gross margins, and the factors that contribute to this as described below

•	Our ability to achieve targeted cost reductions

•	The ability of our customers, channel partners, and suppliers to obtain financing or to fund capital expenditures

•	The timing and amount of employer payroll tax to be paid on our employees’ gains on stock options exercised

•	Actual events, circumstances, outcomes, and amounts differing from judgments, assumptions, and estimates used in determining the values of certain assets (including the amounts of related valuation allowances), liabilities, and other items reflected in our Consolidated Financial Statements

•	How well we execute on our strategy and operating plans

•	Changes in accounting rules, such as recording expenses for employee stock option grants

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

OUR REVENUE FOR A PARTICULAR PERIOD IS DIFFICULT TO PREDICT, AND A SHORTFALL IN REVENUE MAY HARM OUR OPERATING RESULTS

As a result of a variety of factors discussed in this report, our revenue for a particular quarter is difficult to predict. Our net sales may grow at a slower rate than in past periods, or may decline. Our ability to meet financial expectations could also be adversely affected if the nonlinear sales pattern seen in some of our past quarters recurs in future periods. We have experienced periods of time during which shipments have exceeded net bookings, or manufacturing issues have delayed shipments, leading to nonlinearity in shipping patterns. In addition to making it difficult to predict revenue for a particular period, nonlinearity in shipping can increase costs, because irregular shipment patterns result in periods of underutilized capacity and periods in which overtime expenses may be incurred, as well as leading to additional costs arising out of inventory management. In addition, to the extent that manufacturing issues and any related component shortages result in delayed shipments in the future, and particularly in periods in which we and our contract manufacturers are operating at higher levels of capacity, it is possible that revenue for a quarter could be adversely affected if such matters occur and are not remediated within the same quarter.

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

Changes in service gross margin may result from various factors such as changes in the mix between technical support services and advanced services, as well as the timing of technical support service contract initiations and renewals and the addition of personnel and other resources to support higher levels of service business in future periods.

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

RISK FACTORS

distributors, and retail partners. System integrators and service providers typically sell directly to end-users and often provide system installation, technical support, professional services, and other support services in addition to network equipment sales. System integrators also typically integrate our products into an overall solution, and a number of service providers are also system integrators. Distributors stock inventory and typically sell to system integrators, service providers, and other resellers. In addition, with the acquisition of the Linksys business, home networking products are generally sold through distributors and retail partners. We refer to sales through distributors and retail partners as our two-tier system of sales to the end customer. Revenue from distributors and retail partners is recognized based on a sell-through method using information provided by them. These distributors and retail partners are generally given business terms that allow them to return a portion of inventory, receive credits for changes in selling prices, and participate in various cooperative marketing programs. If sales through indirect channels increase, this may lead to greater difficulty in forecasting the mix of our products and, to a degree, the timing of orders from our customers.

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

Our competitors include 3Com; Alcatel; Avaya; Avici Systems; Brocade Communications Systems, Inc.; Check Point Software Technologies; Ciena; D-Link Corporation.; Dell; Enterasys Networks; Extreme Networks;

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

RISK FACTORS

Force10 Networks, Inc.; Foundry Networks; Fujitsu; Hewlett-Packard Company; Huawei Technologies; Juniper Networks; Lucent Technologies; McDATA Corporation; NETGEAR, Inc.; Nokia; Nortel Networks; Redback Networks; Siemens AG; Sycamore Networks; and Symbol Technologies, Inc., among others.

Some of these companies compete across many of our product lines, whereas others are primarily focused in a specific product area.

Barriers to entry are relatively low, and new ventures to create products that do or could compete with our products are regularly formed. In addition, some of our competitors may have greater resources, including technical and engineering resources, than we do. As we expand into new markets, we will face competition not only from our existing competitors but also from other competitors, including existing companies with strong technological, marketing, and sales positions in those markets. We also sometimes face competition from resellers and distributors of our products.

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

RISK FACTORS

networking from connectivity products to intelligent systems. As such, many of our strategic initiatives and investments are aimed at meeting the requirements that an Intelligent Information Network would demand. The process of developing new technology is complex and uncertain, and if we fail to accurately predict customers’ changing needs and emerging technological trends, our business could be harmed. We must commit significant resources to developing new products before knowing whether our investments will result in products the market will accept. In particular, if our model of the evolution of networking from connectivity products to intelligent systems does not emerge as we believe it will, many of our strategic initiatives and investments may be of no or limited value. Furthermore, we may not execute successfully on that vision because of errors in product planning or timing, technical hurdles that we fail to overcome in a timely fashion, or a lack of appropriate resources. This could result in competitors providing those solutions before we do and loss of market share, net sales and earnings. The success of new products depends on several factors, including proper new product definition, component costs, timely completion and introduction of these products, differentiation of new products from those of our competitors, and market acceptance of these products. There can be no assurance that we will successfully identify new product opportunities, develop and bring new products to market in a timely manner, or achieve market acceptance of our products or that products and technologies developed by others will not render our products or technologies obsolete or noncompetitive. Specifically, the products and technologies that we have identified as “Advanced Technologies” may not prove to have the market success we anticipate, and we may not successfully identify and invest in other advanced technologies.

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

We conduct significant sales and customer support operations in countries outside of the United States and also depend on non-U.S. operations of our contract manufacturers and our distribution partners. For the first six months of fiscal 2005 and fiscal 2004, we derived 49.0% and 49.2% of our net sales, respectively, from sales outside the United States. Accordingly, our future results could be materially adversely affected by a variety of uncontrollable and changing factors, including, among others, foreign currency exchange rates; political or social unrest, economic instability or natural disasters in a specific country or region; trade protection measures and other regulatory requirements, which may affect our ability to import or export our products from various countries; political considerations that affect service provider and government spending patterns; health or similar issues, such as the outbreak of Severe Acute Respiratory Syndrome (SARS) in Asia; difficulties in staffing and managing international operations; and adverse tax consequences, including imposition of withholding or other taxes on payments by subsidiaries. Any or all of these factors could have a material adverse impact on our costs, expenses, and financial condition.

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

FAILURE TO RETAIN AND RECRUIT KEY PERSONNEL WOULD HARM OUR ABILITY TO MEET KEY OBJECTIVES

Our success has always depended in large part on our ability to attract and retain highly skilled technical, managerial, sales, and marketing personnel. In spite of the recent economic slowdown, competition for these personnel is intense, especially in the Silicon Valley area of Northern California. Volatility or lack of positive performance in our stock price may also adversely affect our ability to retain key employees, virtually all of who have been granted stock options. The loss of services of any of our key personnel, the inability to retain and attract qualified personnel in the future, or delays in hiring required personnel, particularly engineering and sales personnel, could make it difficult to meet key objectives, such as timely and effective product introductions. In addition, companies in the networking industry whose employees accept positions with competitors frequently claim that competitors have engaged in improper hiring practices. We have received these claims in the past and may receive additional claims to this effect in the future.

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

Fixed Income Securities

At any time, a sharp rise in interest rates could have a material adverse impact on the fair value of our investment portfolio. Conversely, declines in interest rates could have a material impact on interest earnings for our investment portfolio. These instruments are not leveraged as of January 29, 2005, and are held for purposes other than trading.

Publicly Traded Equity Securities

The values of our equity investments in several publicly traded companies are subject to market price volatility. The following tables present the hypothetical changes in fair value of publicly traded equity securities, excluding the effects of hedging, held at January 29, 2005 and July 31, 2004 that are sensitive to changes in market price (in millions):

	Valuation of Securities Given an X% Decrease in Each Stock’s Price			Fair Value As of January 29, 2005	Valuation of Securities Given an X% Increase in Each Stock’s Price
	(75%)	(50%)	(25%)		25%	50%	75%
Publicly traded equity securities	$258	$516	$773	$1,031	$1,289	$1,547	$1,804

	Valuation of Securities Given an X% Decrease in Each Stock’s Price			Fair Value As of July 31, 2004	Valuation of Securities Given an X% Increase in Each Stock’s Price
	(75%)	(50%)	(25%)		25%	50%	75%
Publicly traded equity securities	$284	$567	$851	$1,134	$1,418	$1,701	$1,985

Our equity portfolio consists of securities with characteristics that most closely match the Standard & Poor’s 500 Index or Nasdaq Composite Index. These equity securities are held for purposes other than trading. The modeling technique used measures the change in fair values arising from selected hypothetical changes in each stock’s price. Stock price fluctuations of plus or minus 25%, 50%, and 75% were selected based on the probability of their occurrence. Our impairment charges on investments in publicly held companies were $5 million during the second quarter of fiscal 2005 and the first six months of fiscal 2005. There were no impairment charges on investments in publicly held companies in fiscal 2004.

Investments in Privately Held Companies

We have invested in privately held companies, some of which are in the startup or development stages. These investments are inherently risky because the markets for the technologies or products these companies are developing are typically in the early stages and may never materialize. We could lose our entire initial investment in these companies. These investments are primarily carried at cost, which as of January 29, 2005 was $403 million, compared with $354 million at July 31, 2004, and are recorded in other assets in the Consolidated Balance Sheets. Our impairment charges on investments in privately held companies were $5 million and $44 million during the second quarter of fiscal 2005 and 2004, respectively, and were $23 million and $85 million for the first six months of fiscal 2005 and 2004, respectively.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Our evaluation of equity investments in private and public companies is based on the fundamentals of the businesses, including, among other factors, the nature of their technologies and potential for financial return to us.

Derivative Instruments

Foreign Currency Derivatives

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

Approximately 75% of our operating expenses are U.S.-dollar denominated. In order to reduce variability in operating expenses caused by the remaining non-U.S.-dollar-denominated operating expenses, we periodically hedge certain foreign currency forecasted transactions with currency options with maturities up to 18 months. These hedging programs are not designed to provide foreign currency protection over longer time horizons. In designing a specific hedging approach, we consider several factors, including offsetting exposures, significance of exposures, costs associated with entering into a particular hedge instrument, and potential effectiveness of the hedge. The gains and losses on foreign exchange contracts mitigate the variability in operating expenses associated with currency movements. Due primarily to our limited currency exposure to date, the impact of foreign currency fluctuations has not been material to our Consolidated Financial Statements. In the second quarter and the first six months of fiscal 2005, the effect of foreign currency fluctuations, net of hedging, increased total research and development, sales and marketing, and general and administrative expenses by approximately 2%, compared with the second quarter and the first six months of fiscal 2004. The impact of foreign currency fluctuations on sales has not been material because our sales are primarily denominated in U.S. dollars.

Foreign exchange forward and option contracts as of January 29, 2005 are summarized as follows (in millions):

	Notional Amount	Fair Value
Forward contracts:
Purchased	$1,168	$(2)
Sold	$436	$(6)
Option contracts:
Purchased	$575	$17
Sold	$687	$(2)

Our foreign exchange forward contracts related to current assets and liabilities generally range from one to three months in original maturity. Additionally, we have entered into foreign exchange forward contracts related to long-term customer financings with maturities of up to two years. The foreign exchange forward contracts related to investments generally have maturities of less than one year. Currency option contracts generally have maturities of less than 18 months. We do not enter into foreign exchange forward and option contracts for trading purposes. We do not expect gains or losses on these derivative instruments to have a material impact on our financial results. See Note 8 to the Consolidated Financial Statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Derivatives

Our primary objective for holding fixed income and debt securities is to maximize our investment return while preserving principal and managing risk. To realize these objectives, we may utilize interest rate swaps or other derivatives designated as fair value or cash flow hedges. As of January 29, 2005, we had entered into $1 billion of interest rate swaps designated as fair value hedges. Under the interest rate swap contracts, we make fixed rate interest payments and receive interest payments based on the London InterBank Offered Rate (“LIBOR”). The effect of these swaps is to convert fixed-rate returns to LIBOR-based returns on a portion of our fixed income portfolio. The gains and losses related to changes in the value of the interest rate swaps are included in other income, net, in the Consolidated Statements of Operations and offset the changes in fair value of the underlying hedged investment. As of January 29, 2005, the fair value of the interest rate swaps was not material.

Equity Derivatives

We maintain a portfolio of publicly traded equity securities which are subject to market price risk. We may hold equity securities for strategic purposes or to provide diversification for our overall investment portfolio. In order to manage our exposure to changes in the value of certain equity securities, we may, from time to time, enter into equity derivative contracts. As of January 29, 2005, we had entered into forward sale agreements on certain publicly traded equity securities designated as fair value hedges. The gains and losses due to changes in the value of the hedging instruments are included in other income, net, in the Consolidated Statements of Operations and offset the change in the fair value of the underlying hedged investment. As of January 29, 2005 the notional and fair value amounts of the derivatives were $121.9 million and $2.7 million respectively.

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

Changes in internal control over financial reporting. There was no change in our internal control over financial reporting during our second quarter of fiscal 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On February 16, 2005, we were advised that a purported shareholder derivative lawsuit had been filed in the Superior Court of California, County of Santa Clara, against various of our officers and directors and naming us as a nominal defendant. The lawsuit includes claims for breach of fiduciary duty, unjust enrichment, constructive trust and violations of the California Corporations Code, is based upon allegations of wrongdoing in connection with option grants and compensation to officers and directors, the timing of option grants, and our share repurchase plan, and seeks unspecified compensation and other damages, rescission of options and other relief.

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

(a) From November 22, 2004 through January 20, 2005, we issued 104,855 shares of our common stock following the exercise by thirteen former employees and ten former consultants of P-Cube Inc. at exercise prices ranging from $0.11 to $14.19 per share, for an aggregate purchase price of $252,900.69, under options that were assumed by us in connection with our acquisition of P-Cube Inc. All such sales of our common stock made by us pursuant to the exercise of these stock options were effected without registration in reliance on the exemption afforded by Rule 701 promulgated under the Securities Act. In addition, from January 14, 2005 through January 19, 2005, we issued 33,071 shares of our common stock following the exercise by four entities that were formerly consultants to P-Cube Inc. at exercise prices ranging from $1.44 to $10.29 per share, for an aggregate purchase price of $56,224.44, under options that were assumed by us in connection with our acquisition of P-Cube Inc. All such sales of our common stock made by us pursuant to the exercise of these stock options were effected without registration as a private placement to those four entities in reliance on the exemption afforded by Section 4(2) of the Securities Act.

(b) None.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(c) Issuer Purchases of Equity Securities (in millions, except per-share amounts)

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (1)
October 31, 2004 to November 27, 2004	34	$19.20	34	$14,426
November 28, 2004 to December 25, 2004	76	$19.44	76	$12,951
December 26, 2004 to January 29, 2005	30	$19.04	30	$12,380

Total	140	$19.30	140	$12,380

(1)	In September 2001, our Board of Directors authorized a stock repurchase program. As of January 29, 2005, our Board of Directors had authorized the repurchase of up to $35 billion of common stock under this program. During the first six months of fiscal 2005, we repurchased and retired 296 million shares of our common stock at an average price of $19.27 per share for an aggregate purchase price of $5.7 billion. As of January 29, 2005, we had repurchased and retired 1.3 billion shares of our common stock at an average price of $18.07 per share for an aggregate purchase price of $22.6 billion since inception of the stock repurchase program, and the remaining authorized amount for stock repurchases under this program was $12.4 billion with no termination date.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

We held our Annual Meeting of Shareholders on November 18, 2004. At the meeting, our shareholders voted on the following three proposals and cast their votes as follows:

Proposal 1: To elect the following nominees as directors:

Nominee	For	Withhold
Carol A. Bartz	5,433,736,173	298,490,434
M. Michele Burns	5,400,731,586	331,495,021
Larry R. Carter	5,566,234,241	165,992,366
John T. Chambers	5,585,169,873	147,056,734
Dr. James F. Gibbons	5,417,648,320	314,578,287
Dr. John L. Hennessy	5,630,193,792	102,032,815
Roderick C. McGeary	5,416,694,544	315,532,063
James C. Morgan	5,469,188,420	263,038,187
John P. Morgridge	5,559,474,371	172,752,236
Donald T. Valentine	5,577,991,095	154,235,512
Steven M. West	5,306,781,660	425,444,947
Jerry Yang	5,052,537,867	679,688,740

Proposal 2: To ratify the appointment of PricewaterhouseCoopers LLP as our independent registered public accounting firm for the fiscal year ending July 30, 2005:

For	Against	Abstain	Broker Non-votes
5,260,747,787	435,073,553	36,394,266	11,001

Proposal 3: A shareholder proposal that our Board’s Compensation Committee initiate a review of our company’s executive compensation policies and make available, upon request, a report by January 1, 2005, comparing total compensation of our top executives and our lowest paid workers in the United States as of specific dates:

For	Against	Abstain	Broker Non-votes
417,326,475	3,394,370,051	232,900,737	1,687,629,344

Item 5.	Other Information

None.

Item 6.	Exhibits

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32.1	Section 1350 Certification of Principal Executive Officer

32.2	Section 1350 Certification of Principal Financial Officer

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Cisco Systems, Inc.

Date: February 18, 2005	By	/s/ DENNIS D. POWELL
Dennis D. Powell, Senior Vice President and Chief Financial Officer (Principal financial officer and duly authorized signatory)

EXHIBIT INDEX

EXHIBIT NO.
31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32.1	Section 1350 Certification of Principal Executive Officer

32.2	Section 1350 Certification of Principal Financial Officer