Form 10-Q
period 2005-04-30
CISCO SYSTEMS INC
filed 2005-05-27
CIK 858877

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2005

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

As of May 20, 2005, 6,390,676,291 shares of the registrant’s common stock were outstanding.

Cisco Systems, Inc.

FORM 10-Q for the Quarter Ended April 30, 2005

PART I.    FINANCIAL INFORMATI ON

Item 1.    Financial Statements (Unau dited)

Cisco Systems, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in millions, except per-share amounts)

(Unaudited)

	Three Months Ended		Nine Months Ended
	April 30, 2005	May 1, 2004	April 30, 2005	May 1, 2004
NET SALES:
Product	$5,189	$4,730	$15,328	$13,543
Service	998	890	2,892	2,576

Total net sales	6,187	5,620	18,220	16,119

COST OF SALES:
Product	1,697	1,452	5,012	4,193
Service	355	301	1,005	855

Total cost of sales	2,052	1,753	6,017	5,048

GROSS MARGIN	4,135	3,867	12,203	11,071
OPERATING EXPENSES:
Research and development	823	867	2,439	2,392
Sales and marketing	1,190	1,153	3,452	3,350
General and administrative	244	231	702	653
Amortization of purchased intangible assets	54	60	171	182
In-process research and development	6	2	20	3

Total operating expenses	2,317	2,313	6,784	6,580

OPERATING INCOME	1,818	1,554	5,419	4,491
Interest income	142	127	399	388
Other income, net	8	40	65	177

Interest and other income, net	150	167	464	565

INCOME BEFORE PROVISION FOR INCOME TAXES AND CUMULATIVE EFFECT OF ACCOUNTING CHANGE	1,968	1,721	5,883	5,056
Provision for income taxes	563	510	1,682	1,468

INCOME BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGE	1,405	1,211	4,201	3,588
Cumulative effect of accounting change, net of tax	—	—	—	(567)

NET INCOME	$1,405	$1,211	$4,201	$3,021

Income per share before cumulative effect of accounting change:
Basic	$0.22	$0.18	$0.64	$0.52

Diluted	$0.21	$0.17	$0.63	$0.51

Net income per share:
Basic	$0.22	$0.18	$0.64	$0.44

Diluted	$0.21	$0.17	$0.63	$0.43

Shares used in per-share calculation:
Basic	6,435	6,816	6,529	6,872

Diluted	6,541	7,074	6,656	7,095

See Notes to Consolidated Financial Statements.

Cisco Systems, Inc.

CONSOLIDATED BALANCE SHEETS

(in millions, except par value)

(Unaudited)

	April 30, 2005	July 31, 2004
ASSETS
Current assets:
Cash and cash equivalents	$2,641	$3,722
Short-term investments	2,397	4,947
Accounts receivable, net of allowance for doubtful accounts of $175 at April 30, 2005 and $179 at July 31, 2004	2,241	1,825
Inventories	1,280	1,207
Deferred tax assets	1,537	1,827
Prepaid expenses and other current assets	867	815

Total current assets	10,963	14,343
Investments	11,111	10,598
Property and equipment, net	3,298	3,290
Goodwill	5,063	4,198
Purchased intangible assets, net	459	325
Other assets	3,076	2,840

TOTAL ASSETS	$33,970	$35,594

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$706	$657
Income taxes payable	1,418	963
Accrued compensation	1,258	1,466
Deferred revenue	3,800	3,527
Other accrued liabilities	2,005	2,090

Total current liabilities	9,187	8,703
Deferred revenue	1,016	975

Total liabilities	10,203	9,678

Commitments and contingencies (Note 8)
Minority interest	11	90
Shareholders’ equity:
Preferred stock, no par value: 5 shares authorized; none issued and outstanding	—	—
Common stock and additional paid-in capital, $0.001 par value: 20,000 shares authorized; 6,410 and 6,735 shares issued and outstanding at April 30, 2005 and July 31, 2004, respectively	22,450	22,450
Retained earnings	1,002	3,164
Accumulated other comprehensive income	304	212

Total shareholders’ equity	23,756	25,826

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$33,970	$35,594

See Notes to Consolidated Financial Statements.

Cisco Systems, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

(Unaudited)

	Nine Months Ended
	April 30, 2005	May 1, 2004
Cash flows from operating activities:
Net income	$4,201	$3,021
Adjustments to reconcile net income to net cash provided by operating activities:
Cumulative effect of accounting change, net of tax	—	567
Depreciation and amortization	751	945
Stock-based compensation related to acquisitions and investments	126	188
Provision for doubtful accounts	3	19
Provision for inventory	161	124
Deferred income taxes	216	305
Tax benefits from employee stock option plans	196	454
In-process research and development	20	3
Net (gains) losses and impairment charges on investments	(83)	(149)
Change in operating assets and liabilities:
Accounts receivable	(407)	(203)
Inventories	(229)	(371)
Prepaid expenses and other current assets	24	(13)
Lease receivables, net	(123)	(71)
Accounts payable	41	1
Income taxes payable	277	144
Accrued compensation	(213)	(41)
Deferred revenue	315	543
Other accrued liabilities	(144)	(498)

Net cash provided by operating activities	5,132	4,968

Cash flows from investing activities:
Purchases of short-term investments	(3,775)	(10,008)
Proceeds from sales and maturities of short-term investments	7,926	10,911
Purchases of investments	(11,313)	(16,054)
Proceeds from sales and maturities of investments	9,221	16,820
Acquisition of property and equipment	(470)	(487)
Acquisition of businesses, net of cash and cash equivalents	(611)	(104)
Change in investments in privately held companies	(160)	20
Purchase of minority interest of Cisco Systems, K.K. (Japan)	(9)	(71)
Other	92	146

Net cash provided by investing activities	901	1,173

Cash flows from financing activities:
Issuance of common stock	592	930
Repurchase of common stock	(7,743)	(7,082)
Other	37	35

Net cash used in financing activities	(7,114)	(6,117)

Net (decrease) increase in cash and cash equivalents	(1,081)	24
Cash and cash equivalents, beginning of period	3,722	3,925

Cash and cash equivalents, end of period	$2,641	$3,949

See Notes to Consolidated Financial Statements.

Cisco Systems, Inc.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(in millions)

(Unaudited)

Nine Months Ended May 1, 2004	Shares of Common Stock	Common Stock and Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
BALANCE AT JULY 26, 2003	6,998	$21,116	$6,559	$354	$28,029
Net income	—	—	3,021	—	3,021
Change in unrealized gains and losses on investments, net of tax	—	—	—	(170)	(170)
Other	—	—	—	31	31

Comprehensive income					2,882

Issuance of common stock	87	930	—	—	930
Repurchase of common stock	(318)	(991)	(6,091)	—	(7,082)
Tax benefits from employee stock option plans	—	454	—	—	454
Purchase acquisitions	—	6	—	—	6
Stock-based compensation related to acquisitions and investments	—	188	—	—	188
Cumulative effect of accounting change, net of tax	—	567	—	—	567
Acquisition of Andiamo Systems, Inc.	23	7	—	—	7

BALANCE AT MAY 1, 2004	6,790	$22,277	$3,489	$215	$25,981

Nine Months Ended April 30, 2005	Shares of Common Stock	Common Stock and Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Shareholders’ Equity
BALANCE AT JULY 31, 2004	6,735	$22,450	$3,164	$212	$25,826
Net income	—	—	4,201	—	4,201
Change in unrealized gains and losses on investments, net of tax	—	—	—	16	16
Other	—	—	—	76	76

Comprehensive income					4,293

Issuance of common stock	62	592	—	—	592
Repurchase of common stock	(410)	(1,380)	(6,363)	—	(7,743)
Tax benefits from employee stock option plans	—	196	—	—	196
Purchase acquisitions	23	472	—	—	472
Stock-based compensation related to acquisitions and investments	—	120	—	—	120

BALANCE AT APRIL 30, 2005	6,410	$22,450	$1,002	$304	$23,756

Supplemental Information

In September 2001, the Company’s Board of Directors authorized a stock repurchase program. As of April 30, 2005, the Company’s Board of Directors had authorized the repurchase of up to $35 billion of common stock under this program and the remaining authorized amount under the stock repurchase program was $10.3 billion with no termination date. For additional information regarding stock repurchases, see Note 9 to the Consolidated Financial Statements. The purchase price of shares of common stock repurchased was reflected as a reduction to retained earnings and common stock and additional paid-in capital. Issuance of common stock and the tax benefit related to employee stock option plans are recorded as an increase to common stock and additional paid-in capital. The cumulative stock repurchases pursuant to this program as of April 30, 2005 are summarized in the table below (in millions):

	Shares of Common Stock	Common Stock and Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Shareholders’ Equity
Repurchases of common stock	1,366	$4,246	$20,415	$—	$24,661

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

Basis of Presentation

The accompanying financial data as of April 30, 2005 and for the three months and nine months ended April 30, 2005 and May 1, 2004 has been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. The July 31, 2004 Consolidated Balance Sheet was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and the notes thereto, included in the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2004.

In the opinion of management, all adjustments (which include normal recurring adjustments, except as disclosed herein) necessary to present a fair statement of financial position as of April 30, 2005, results of operations for the three and nine months ended April 30, 2005 and May 1, 2004, cash flows and shareholders’ equity for the nine months ended April 30, 2005 and May 1, 2004, as applicable, have been made. The results of operations for the three and nine months ended April 30, 2005 are not necessarily indicative of the operating results for the full fiscal year or any future periods.

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

Cisco Systems, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Pro forma information regarding option grants made to the Company’s employees and directors and common stock issued pursuant to the Employee Stock Purchase Plan is based on specified valuation techniques that produce estimated compensation charges. The following table reflects the pro forma information (in millions, except per-share amounts):

	Three Months Ended		Nine Months Ended
	April 30, 2005	May 1, 2004	April 30, 2005	May 1 2004
Net income — as reported	$1,405	$1,211	$4,201	$3,021
Compensation expense, net of tax	(226)	(311)	(759)	(950)

Net income — pro forma	$1,179	$900	$3,442	$2,071

Basic net income per share — as reported	$0.22	$0.18	$0.64	$0.44

Diluted net income per share — as reported	$0.21	$0.17	$0.63	$0.43

Basic net income per share — pro forma	$0.18	$0.13	$0.53	$0.30

Diluted net income per share — pro forma	$0.18	$0.13	$0.52	$0.29

The value of each option grant is estimated as of the date of grant using the Black-Scholes option pricing model, which was developed for use in estimating the value of traded options that have no vesting restrictions and are fully transferable. Because the Company’s employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the estimated value, in management’s opinion, the existing valuation models do not provide a reliable measure of the fair value of the Company’s employee stock options. See Note 10 for additional information regarding this pro forma information.

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

Recent Accounting Pronouncement

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123(R)”), which requires the measurement and recognition of compensation expense for all stock-based compensation payments and supersedes the Company’s current accounting under APB 25. SFAS 123(R) is effective for all annual periods beginning after June 15, 2005. In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 (“SAB 107”) relating to the adoption of SFAS 123(R).

The Company is currently evaluating the impact of SFAS 123(R) on its operating results and financial condition. The pro forma information in Note 10 presents the estimated compensation charges under Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation.” As a result of the provisions of SFAS 123(R) and SAB 107, the Company expects its compensation charges under SFAS 123(R) to be lower than the pro forma information in Note 10. However, the Company’s assessment of the estimated compensation charges is affected by the Company’s stock price as well as assumptions regarding a number of complex and subjective variables. These variables include, but are not limited to, the Company’s stock price volatility and

Cisco Systems, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

employee stock option exercise behaviors. The Company is currently assessing various valuation methods and will finalize its selection of a valuation method prior to adoption of SFAS 123 (R) in the first quarter of fiscal 2006. The Company anticipates that upon adoption of SFAS 123 (R), it will recognize compensation cost on a straight-line basis over the requisite service period for the entire stock-based award.

Reclassifications

Certain reclassifications have been made to prior-period balances in order to conform to the current period’s presentation.

3.	BUSINESS COMBINATIONS

Purchase Acquisitions

During the third quarter of fiscal 2005, the Company completed the following acquisitions:

•	Acquisition of Airespace, Inc. to add to its portfolio of wireless local area networking (WLAN) solutions and to add advanced features and capabilities to its existing WLAN product portfolio

•	Acquisition of Protego Networks, Inc. to add security monitoring and management products with the capability to detect, correlate and mitigate network threats

During the second quarter of fiscal 2005, the Company completed the following acquisitions:

•	Acquisition of Jahi Networks Inc. to add network management appliances aimed at simplifying interfaces for device management, deployment and configuration of networks

•	Acquisition of NetSolve, Incorporated to add remote network and IT infrastructure management solutions that are designed to diagnose and solve a range of network and IT infrastructure issues related to LAN/WAN as well as Advanced Technologies such as IP telephony and security

•	Acquisition of Perfigo, Inc. to expand the offerings in the Network Admission Control (NAC) program, an industrywide initiative, which is designed to enforce endpoint policy compliance and improve the security of networks

During the first quarter of fiscal 2005, the Company completed the following acquisitions:

•	Acquisition of Actona Technologies, Inc. to expand the functionality of its branch office access router portfolio with intelligent network services that are designed to enable WAN-optimized file transfer and access and to extend its solutions for data center storage consolidation to the branch office

•	Acquisition of dynamicsoft, Inc. to add Session Initiation Protocol (SIP)-based solutions to its solutions portfolio for the broadband communications market that are designed to allow telecommunications service providers to deliver advanced Internet Protocol (IP) voice, data and multimedia services

•	Acquisition of Parc Technologies Limited to add to its planning and optimization tools for Multiprotocol Label Switching (MPLS) traffic engineering

•	Acquisition of P-Cube Inc. to provide additional control and management capabilities for advanced IP services to service providers

•	Acquisition of the intellectual property and select other assets of, and hiring of a majority of the engineering team from, Procket Networks, Inc. to add to its portfolio of intellectual property and to add a team of silicon and software architects

Cisco Systems, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

A summary of the acquisitions completed in the first nine months of fiscal 2005 is as follows (in millions):

Acquisition	Purchase Consideration	Assumed Liabilities	In-Process R&D Expense	Goodwill	Purchased Intangible Assets
Actona Technologies, Inc.	$90	$4	$4	$66	$21
Airespace, Inc.	447	11	3	337	95
dynamicsoft, Inc.	69	19	2	39	25
Jahi Networks Inc.	14	3	—	12	3
NetSolve, Incorporated	146	6	—	78	31
Parc Technologies Limited	14	5	—	6	6
P-Cube Inc.	213	17	6	150	56
Perfigo, Inc.	73	2	2	49	20
Procket Networks, Inc.	92	10	—	76	26
Protego Networks, Inc.	64	5	3	44	22

Total	$1,222	$82	$20	$857	$305

Under the terms of the definitive agreements, the purchase consideration for the acquisitions during the first nine months of fiscal 2005 consisted of shares of Cisco common stock, cash and stock options assumed. The purchase consideration for the Company’s acquisitions is also allocated to tangible assets and deferred stock-based compensation. Deferred stock-based compensation represents the intrinsic value of the unvested portion of any restricted shares exchanged, options assumed, or options canceled and replaced with the Company’s options and is amortized as compensation expense over the remaining respective vesting periods. The balance for deferred stock-based compensation is reflected as a reduction to additional paid-in capital in the Consolidated Statements of Shareholders’ Equity.

The following table presents the activity of deferred stock-based compensation for the three and nine months ended April 30, 2005 and May 1, 2004 (in millions):

	Three Months Ended		Nine Months Ended
	April 30, 2005	May 1, 2004	April 30, 2005	May 1, 2004
Balance at beginning of period	$148	$162	$153	$262
Acquisitions	23	93	94	94
Amortization	(30)	(43)	(106)	(130)
Canceled unvested options	(3)	—	(3)	(14)

Balance at end of period	$138	$212	$138	$212

The Company’s methodology for allocating the purchase price for purchase acquisitions to in-process research and development (“in-process R&D”) is determined through established valuation techniques in the high-technology communications equipment industry. In-process R&D is expensed upon acquisition because technological feasibility has not been established and no future alternative uses exist. Total in-process R&D expense was $6 million and $20 million for the three and nine months ended April 30, 2005, respectively. Total in-process R&D was $2 million and $3 million for the three and nine months ended May 1, 2004, respectively.

The Consolidated Financial Statements include the operating results of each business from the date of acquisition. Pro forma results of operations have not been presented because the effects of these acquisitions were not material to the Company’s results.

Cisco Systems, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Purchased Intangible Assets

The following table presents details of the purchased intangible assets acquired during the nine months ended April 30, 2005 (in millions, except years):

	TECHNOLOGY		CUSTOMER RELATIONSHIPS		OTHER
Acquisition	Estimated Useful Life (in years)	Amount	Estimated Useful Life (in years)	Amount	Estimated Useful Life (in years)	Amount	Total
Actona Technologies, Inc.	4.5	$21	—	$—	—	$—	$21
Airespace, Inc.	4.5	78	3.5	17	—	—	95
dynamicsoft, Inc.	4.0	17	2.5	6	2.0	2	25
Jahi Networks Inc.	4.0	3	—	—	—	—	3
NetSolve, Incorporated	3.5	24	5.5	7	—	—	31
Parc Technologies Limited	5.5	6	—	—	—	—	6
P-Cube Inc.	4.5	39	2.5	17	—	—	56
Perfigo, Inc.	4.0	14	2.5	6	—	—	20
Procket Networks, Inc.	7.5	22	2.5	3	1.0	1	26
Protego Networks, Inc.	4.0	17	2.5	5	—	—	22

Total		$241		$61		$3	$305

The following tables present details of the Company’s total purchased intangible assets as of April 30, 2005 and July 31, 2004 (in millions):

April 30, 2005	Gross	Accumulated Amortization	Net
Technology	$773	$(465)	$308
Customer relationships	149	(42)	107
Trade names	64	(28)	36
Other	66	(58)	8

Total	$1,052	$(593)	$459

July 31, 2004	Gross	Accumulated Amortization	Net
Technology	$627	$(452)	$175
Technology licenses	252	(239)	13
Customer relationships	88	(20)	68
Trade names	90	(43)	47
Other	131	(109)	22

Total	$1,188	$(863)	$325

Cisco Systems, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The estimated future amortization expense of purchased intangible assets as of April 30, 2005 is as follows (in millions):

Fiscal Year	Amount
2005 (remaining three months)	$56
2006	159
2007	113
2008	78
2009	40
Thereafter	13

Total	$459

Goodwill

The following table presents the changes in goodwill allocated to the Company’s reportable segments during the nine months ended April 30, 2005 (in millions):

	Balance at July 31, 2004	Acquired	Balance at April 30, 2005
Americas	$2,716	$479	$3,195
EMEA	678	245	923
Asia Pacific	171	78	249
Japan	633	63	696

Total	$4,198	$865	$5,063

During the three months and nine months ended April 30, 2005, the Company purchased a portion of the minority interest of Cisco Systems, K.K. (Japan). As a result, the Company increased its ownership from 97.6% to 98.0% of the voting rights of Cisco Systems, K.K. (Japan) and recorded goodwill of $8 million, which is included in the preceding table.

Acquisition of BCN Systems, Inc.

BCN Systems, Inc. (“BCN”) was a provider of networking software design. It was acquired by the Company in December 2004 and the Company expects this acquisition to contribute to the continued evolution of the Company’s routing platforms and support ongoing efforts to speed the delivery of next-generation data, voice, and video services over a converged network. The acquisition of BCN was completed for an aggregate purchase value of approximately $45 million, which may be increased by approximately $122 million depending upon the achievement of certain development and product milestones, and will be recorded as compensation expense. During the three months and nine months ended April 30, 2005, the Company recorded $3 million and $6 million of compensation expense, respectively. Prior to the acquisition, the Company had consolidated BCN because the Company was the primary beneficiary as defined by FASB Interpretation No. 46(R), “Consolidation of Variable Interest Entities” (“FIN 46(R)”).

Cisco Systems, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Acquisition of Andiamo Systems, Inc.

In April 2001, the Company entered into a commitment to provide convertible debt funding of approximately $84 million to Andiamo Systems, Inc. (“Andiamo”), a privately held storage switch developer. This debt was convertible into approximately 44% of the equity of Andiamo. In connection with this investment, the Company obtained a call option that provided the Company the right to purchase Andiamo. The purchase price under the call option was based on a valuation of Andiamo using a negotiated formula. On August 19, 2002, the Company entered into a definitive agreement to acquire Andiamo, which represented the exercise of its rights under the call option. The Company also entered into a commitment to provide nonconvertible debt funding to Andiamo of approximately $100 million through the close of the acquisition. Substantially all of the convertible debt funding of $84 million and nonconvertible debt funding of $100 million was expensed as research and development costs.

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

Subsequent to the adoption of FIN 46(R), changes to the value of Andiamo and the continued vesting of the employee stock and options resulted in an adjustment to the noncash stock compensation charge. The Company recorded a noncash variable stock compensation adjustment of $58 million in the third quarter of fiscal 2004 to the cumulative stock compensation charge recorded in the second quarter of fiscal 2004 to account for the additional vesting of the Andiamo employee stock and options and changes in the formula-based valuation from January 24, 2004 until February 19, 2004. In addition, upon completion of the acquisition, deferred stock-based compensation of $90 million was recorded in the Consolidated Balance Sheets to reflect the unvested portion of the formula-based valuation of the Andiamo employee stock and options. The amount of deferred stock-based compensation was fixed at the date of acquisition and will be amortized over the vesting period of Andiamo employee stock and options of approximately two years.

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

The liability for restructuring costs is recorded in other accrued liabilities in the Consolidated Balance Sheets. The following table summarizes the activity related to the remaining liability for restructuring costs and other special charges as of April 30, 2005 (in millions):

Consolidation of Excess Facilities and Other Charges
Balance at July 26, 2003	$295
Cash payments	(230)

Balance at July 31, 2004	65
Cash payments	(21)

Balance at April 30, 2005	$44

5.	BALANCE SHEET DETAILS

The following tables provide details of selected balance sheet items (in millions):

	April 30, 2005	July 31, 2004
Inventories:
Raw materials	$86	$58
Work in process	427	416
Finished goods:
Distributor inventory and deferred cost of sales	371	316
Manufacturing finished goods	185	206

Total finished goods	556	522
Service-related spares	180	177
Demonstration systems	31	34

Total	$1,280	$1,207

Cisco Systems, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	April 30, 2005	July 31, 2004
Property and equipment, net:
Land, buildings, and leasehold improvements	$3,490	$3,429
Computer equipment and related software	1,241	1,120
Production, engineering, and other equipment	2,981	2,643
Operating lease assets	111	94
Furniture and fixtures	354	356

	8,177	7,642
Less accumulated depreciation and amortization	(4,879)	(4,352)

Total	$3,298	$3,290

Other assets:
Deferred tax assets	$1,139	$1,130
Investments in privately held companies	436	354
Income tax receivable	857	690
Lease receivables, net	317	231
Other	327	435

Total	$3,076	$2,840

Deferred revenue:
Service	$3,322	$3,047
Product	1,494	1,455

Total	$4,816	$4,502

Reported as:
Current deferred revenue	$3,800	$3,527
Noncurrent deferred revenue	1,016	975

Total	$4,816	$4,502

6.	LEASE RECEIVABLES, NET

Lease receivables represent sales-type and direct-financing leases resulting from the sale of the Company’s and complementary third-party products and services. These lease arrangements typically have terms from two to three years and are generally collateralized by a security interest in the underlying assets. The current portion of lease receivables, net, is recorded in prepaid expenses and other current assets, and the noncurrent portion is recorded in other assets in the Consolidated Balance Sheets. The net lease receivables are summarized as follows as of April 30, 2005 and July 31, 2004 (in millions):

	April 30, 2005	July 31, 2004
Gross lease receivables	$689	$616
Unearned income and other allowances	(128)	(170)

Total	$561	$446

Reported as:
Current	$244	$215
Noncurrent	317	231

Total	$561	$446

Cisco Systems, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Contractual maturities of the gross lease receivables at April 30, 2005 were as follows (in millions):

Fiscal Year	Amount
2005 (remaining three months)	$117
2006	308
2007	120
2008	100
2009	36
Thereafter	8

Total	$689

Actual cash collections may differ from the contractual maturities due to early customer buyouts, refinancings, or customer defaults.

7.	INVESTMENTS

The following tables summarize the Company’s investments (in millions):

April 30, 2005	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Fixed income securities:
U.S. government notes and bonds	$4,647	$13	$(26)	$4,634
Corporate notes, bonds, and asset-backed securities	7,310	6	(57)	7,259
Municipal notes and bonds	700	—	(2)	698

Total fixed income securities	12,657	19	(85)	12,591
Publicly traded equity securities	566	361	(10)	917

Total	$13,223	$380	$(95)	$13,508

Reported as:
Short-term investments				$2,397
Investments				11,111

Total				$13,508

July 31, 2004	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Fixed income securities:
U.S. government notes and bonds	$4,408	$9	$(20)	$4,397
Corporate notes, bonds, and asset-backed securities	9,333	14	(42)	9,305
Municipal notes and bonds	710	—	(1)	709

Total fixed income securities	14,451	23	(63)	14,411
Publicly traded equity securities	755	387	(8)	1,134

Total	$15,206	$410	$(71)	$15,545

Reported as:
Short-term investments				$4,947
Investments				10,598

Total				$15,545

Cisco Systems, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table summarizes the contractual maturities of the Company’s fixed income securities at April 30, 2005 (in millions):

	Amortized Cost	Fair Value
Less than one year	$2,405	$2,397
Due in 1 to 2 years	3,662	3,632
Due in 2 to 5 years	5,479	5,453
Due after 5 years	1,111	1,109

Total	$12,657	$12,591

Actual maturities may differ from the contractual maturities because borrowers have the right to call or prepay certain obligations.

The following table summarizes the Company’s cash and cash equivalents and total investments (in millions):

	April 30, 2005	July 31, 2004
Cash and cash equivalents	$2,641	$3,722
Fixed income securities	12,591	14,411
Publicly traded equity securities	917	1,134

Total	$16,149	$19,267

8.    COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company leases office space in several U.S. locations, as well as locations elsewhere in the Americas; Europe, the Middle East, and Africa (“EMEA”); Asia Pacific; and Japan. Future annual minimum lease payments under all noncancelable operating leases with an initial term in excess of one year as of April 30, 2005 were as follows (in millions):

Fiscal Year	Amount
2005 (remaining three months)	$62
2006	214
2007	162
2008	118
2009	96
Thereafter	682

Total	$1,334

Purchase Commitments with Contract Manufacturers and Suppliers

The Company purchases components from a variety of suppliers and uses several contract manufacturers to provide manufacturing services for its products. During the normal course of business, in order to manage manufacturing lead times and help assure adequate component supply, the Company enters into agreements with

Cisco Systems, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

contract manufacturers and suppliers that either allow them to procure inventory based upon criteria as defined by the Company or that establish the parameters defining the Company’s requirements. In certain instances, these agreements allow the Company the option to cancel, reschedule, and adjust the Company’s requirements based on its business needs prior to firm orders being placed. Consequently, only a portion of the Company’s reported purchase commitments arising from these agreements are firm, noncancelable, and unconditional commitments. As of April 30, 2005, the Company had total purchase commitments for inventory of approximately $945 million, compared with $951 million as of July 31, 2004.

In addition to the above, the Company records a liability for firm, noncancelable, and unconditional purchase commitments for quantities in excess of its future demand forecasts consistent with the Company’s allowance for inventory. As of April 30, 2005, the liability for these firm, noncancelable, and unconditional purchase commitments was $97 million, compared with $141 million as of July 31, 2004, and was included in other accrued liabilities.

Other Commitments

The Company has entered into an agreement to invest approximately $800 million in venture funds managed by SOFTBANK Corp. and its affiliates (“SOFTBANK”) that are required to be funded on demand. The total commitment is to be invested in venture funds and as senior debt with entities as directed by SOFTBANK. The Company’s commitment to fund the senior debt is contingent upon the achievement of certain agreed-upon milestones. As of April 30, 2005, the Company had invested $416 million in the venture funds pursuant to the commitment, compared with $290 million as of July 31, 2004. In addition, as of April 30, 2005, the Company had invested $49 million in senior debt pursuant to the commitment, of which $43 million and $19 million has been repaid as of April 30, 2005 and July 31, 2004, respectively.

The Company provides structured financing to certain qualified customers for the purchase of equipment and other needs through its wholly owned subsidiaries. These loan commitments may be funded over a two- to three-year period, provided that these customers achieve specific business milestones and satisfy certain financial covenants. As of April 30, 2005, the outstanding loan commitments were approximately $24 million, of which approximately $23 million was eligible for draw-down. As of July 31, 2004, the outstanding loan commitments were approximately $61 million, of which approximately $22 million was eligible for draw-down.

As of April 30, 2005 and July 31, 2004, the Company had a commitment of approximately $50 million and $59 million, respectively, to purchase the remaining minority interest of Cisco Systems, K.K. (Japan).

The Company also has certain other funding commitments related to its privately held investments that are based on the achievement of certain agreed-upon milestones. The funding commitments were approximately $66 million as of April 30, 2005, compared with approximately $67 million as of July 31, 2004.

Variable Interest Entities

In the ordinary course of business, the Company has investments in privately held companies and provides structured financing to certain customers through its wholly owned subsidiaries, which may be considered to be variable interest entities. The Company has evaluated its investments in privately held companies and structured financings and determined that there were no significant unconsolidated variable interest entities as of April 30, 2005.

Cisco Systems, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

As of April 30, 2005, the Company had invested $15 million in Vihana, Inc. (“Vihana”), a developer of custom ASIC chips. The Company has consolidated Vihana because the Company was the primary beneficiary as defined by FIN 46(R). During the third quarter of fiscal 2005, the Company exercised its rights under a call option to acquire the remaining interest in Vihana for a purchase price of approximately $30 million and the acquisition closed on May 20, 2005. During the nine months ended April 30, 2005, the Company recorded approximately $23 million of noncash variable stock compensation expense as a result of the consolidation of Vihana.

Guarantees and Product Warranties

FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”), requires that upon issuance of a guarantee, the guarantor must disclose and recognize a liability for the fair value of the obligation it assumes under that guarantee.

The requirements of FIN 45 are applicable to the Company’s product warranty liability and certain guarantees. The Company’s guarantees issued subject to the recognition and disclosure requirements of FIN 45 as of April 30, 2005 and July 31, 2004 were not material. As of April 30, 2005 and July 31, 2004, the Company’s product warranty liability recorded in other accrued liabilities was $251 million and $239 million, respectively. The following table summarizes the activity related to the product warranty liability for the nine months ended April 30, 2005 and May 1, 2004 (in millions):

	Nine Months Ended
	April 30, 2005	May 1, 2004
Balance at beginning of period	$239	$246
Provision for warranties issued	303	243
Payments	(291)	(249)

Balance at end of period	$251	$240

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

Cisco Systems, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Derivative Instruments

The Company uses derivative instruments to manage exposures to foreign currency, interest rate and equity securities price risks. The Company’s objective in holding derivatives is to minimize the volatility of earnings and cash flows associated with changes in foreign currency, interest rates and equity securities prices. The Company’s derivatives expose it to credit risk to the extent that the counterparties may be unable to meet the terms of the agreement. The Company seeks to minimize such risks by limiting its counterparties to major financial institutions. In addition, the potential risk of loss with any one counterparty resulting from this type of credit risk is monitored. Management does not expect material losses as a result of defaults by counterparties.

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

The Company periodically hedges certain foreign currency forecasted transactions related to certain operating expenses with currency options. These transactions are designated as cash flow hedges. The effective portion of the derivative’s gain or loss is initially reported as a component of accumulated other comprehensive income and subsequently reclassified into earnings when the hedged exposure affects earnings. The ineffective portion of the gain or loss is reported in earnings immediately. These currency option contracts generally have maturities of less than 18 months. The Company does not purchase currency options for trading purposes. Foreign exchange forward and option contracts as of April 30, 2005 are summarized as follows (in millions):

	Notional Amount	Fair Value
Forward contracts:
Purchased	$989	$(1)
Sold	$415	$(7)
Option contracts:
Purchased	$448	$10
Sold	$700	$(1)

Interest Rate Derivatives

The Company’s primary objective for holding fixed income and debt securities is to maximize its investment return while preserving principal and managing risk. To realize these objectives, the Company may utilize interest rate swaps or other derivatives designated as fair value or cash flow hedges. As of April 30, 2005, the Company had entered into $1 billion of interest rate swaps designated as fair value hedges. Under the interest

Cisco Systems, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

rate swap contracts, the Company makes fixed rate interest payments and receives interest payments based on the London InterBank Offered Rate (“LIBOR”). The effect of these swaps is to convert fixed-rate returns to LIBOR-based returns on a portion of the Company’s fixed income portfolio. The gains and losses related to changes in the value of the interest rate swaps are included in other income, net, in the Consolidated Statements of Operations and offset the changes in fair value of the underlying hedged investment. As of April 30, 2005, the fair value of the interest rate swaps was not material.

Equity Derivatives

The Company maintains a portfolio of publicly traded equity securities which are subject to market price risk. The Company may hold equity securities for strategic purposes or to provide diversification for the Company’s overall investment portfolio. In order to manage its exposure to changes in the value of certain equity securities, the Company may, from time to time, enter into equity derivative contracts. As of April 30, 2005, the Company had entered into forward sale agreements on certain publicly traded equity securities designated as fair value hedges. The gains and losses due to changes in the value of the hedging instruments are included in other income, net, in the Consolidated Statements of Operations and offset the change in the fair value of the underlying hedged investment. As of April 30, 2005 the notional and fair value amounts of the derivatives were $103.7 million and $11.0 million, respectively.

Legal Proceedings

Beginning on April 20, 2001, a number of purported shareholder class action lawsuits were filed in the United States District Court for the Northern District of California against Cisco and certain of its officers and directors. The lawsuits have been consolidated, and the consolidated action is purportedly brought on behalf of those who purchased the Company’s publicly traded securities between August 10, 1999 and February 6, 2001. Plaintiffs allege that defendants have made false and misleading statements, purport to assert claims for violations of the federal securities laws, and seek unspecified compensatory damages and other relief. Cisco believes the claims are without merit and intends to defend the actions vigorously. While Cisco believes there is no legal basis for liability, due to the uncertainty surrounding the litigation process, Cisco is unable to reasonably estimate a range of loss, if any, at this time.

Beginning on April 23, 2001, a number of purported shareholder derivative lawsuits were filed in the Superior Court of California, County of Santa Clara, in the Superior Court of California, County of San Mateo and in the United States District Court for the Northern District of California. These actions were later consolidated. The complaints included claims for breach of fiduciary duty, waste of corporate assets, mismanagement, unjust enrichment, and violations of the California Corporations Code; sought compensatory damages, disgorgement, and other relief; and were based on essentially the same allegations as the class actions. On March 22, 2005, the Superior Court approved a comprehensive settlement of all of these derivative claims, which provided for dismissal with prejudice of all of plaintiffs’ claims, reimbursement of a portion of plaintiffs’ attorneys’ fees and agreement to maintain certain Company policies and consider others.

On February 16, 2005, a purported shareholder derivative lawsuit was filed in the Superior Court of California, County of Santa Clara, against various officers and directors of the Company and naming the Company as a nominal defendant. The lawsuit includes claims for breach of fiduciary duty, unjust enrichment, constructive trust and violations of the California Corporations Code, is based upon allegations of wrongdoing in connection with option grants and compensation to officers and directors, the timing of option grants, and the Company’s share repurchase plan, and seeks unspecified compensation and other damages, rescission of options and other relief.

Cisco Systems, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

In addition, the Company is subject to a patent claim asserted by Storage Technology Corporation against the Company on December 10, 1999. Claims related to one patent have been dismissed, and a trial relating to claims related to a second patent commenced May 19, 2005 in the Federal District Court for the Northern District of California. The claims which are the subject of the trial include an assertion that Netflow Feature Acceleration infringes United States Patent No. 5,842,040, and seek damages and injunctive relief. The claims had earlier been dismissed by the Federal District Court, but were reinstated pursuant to remand from the Court of Appeals for the Federal Circuit. The District Court recently denied the Company’s motion for summary judgment on the remaining patent. The Company believes that it has strong arguments at trial with respect to both non-infringement and invalidity, and believes that damages are not likely to be material given the evidence of low usage of the accused feature by the Company’s customers. However, due to the uncertainty surrounding the litigation process, the Company is unable to reasonably estimate the ultimate outcome of this litigation at this time. The accused feature is no longer supplied by the Company.

In addition, the Company is subject to legal proceedings, claims, and litigation arising in the ordinary course of business, including intellectual property litigation. While the outcome of these matters is currently not determinable, the Company does not expect that the ultimate costs to resolve these matters will have a material adverse effect on the Company’s consolidated financial position, results of operations, or cash flows.

9.	SHAREHOLDERS’ EQUITY

Stock Repurchase Program

In September 2001, the Company’s Board of Directors authorized a stock repurchase program. As of April 30, 2005, the Company’s Board of Directors had authorized the repurchase of up to $35 billion of common stock under this program. During the first nine months of fiscal 2005, the Company repurchased and retired 410 million shares of Cisco common stock at an average price of $18.89 per share for an aggregate purchase price of $7.7 billion. As of April 30, 2005, the Company had repurchased and retired 1.4 billion shares of Cisco common stock at an average price of $18.06 per share for an aggregate purchase price of $24.7 billion since inception of the stock repurchase program, and the remaining authorized amount for stock repurchases under this program was $10.3 billion with no termination date.

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

Comprehensive Income

The components of comprehensive income are as follows (in millions):

	Three Months Ended		Nine Months Ended
	April 30, 2005	May 1, 2004	April 30, 2005	May 1, 2004
Net income	$1,405	$1,211	$4,201	$3,021
Other comprehensive income:
Change in unrealized gains and losses on investments, net of tax	(43)	(160)	(62)	(170)
Other	(14)	(57)	76	31

Other comprehensive income before minority interest	1,348	994	4,215	2,882
Minority interest	—	—	78	—

Total	$1,348	$994	$4,293	$2,882

Cisco Systems, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The Company consolidates its investment in a venture fund managed by SOFTBANK. During the nine months ended April 30, 2005, SOFTBANK’s aggregate minority share of the venture fund decreased by $78 million, from $84 million as of July 31, 2004 to $6 million as of April 30, 2005, as a result of a noncash distribution of the venture fund assets to its partners.

10.	EMPLOYEE STOCK BENEFIT PLANS

Employee Stock Purchase Plan

The Company has an Employee Stock Purchase Plan, which includes its sub-plan, the International Employee Stock Purchase Plan (together the “Purchase Plan”), under which 321.4 million shares of the Company’s common stock have been reserved for issuance. Eligible employees may purchase a limited number of shares of the Company’s common stock at a discount of up to 15% of the market value at certain plan-defined dates. The Purchase Plan terminates on January 3, 2010. During the three months ended April 30, 2005 and May 1, 2004, no shares were issued under the Purchase Plan. During the nine months ended April 30, 2005 and May 1, 2004, there were 9.9 million and 13.1 million shares issued under the Purchase Plan, respectively. At April 30, 2005, 128.7 million shares were available for issuance under the Purchase Plan.

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

Distribution and Dilutive Effect of Options

The following table illustrates the grant dilution and exercise dilution (in millions, except percentages):

	Nine Months Ended
	April 30, 2005	May 1, 2004
Shares of common stock outstanding	6,410	6,790

Granted and assumed	214	178
Canceled	(47)	(41)

Net options granted	167	137

Grant dilution (1)	2.6%	2.0%

Exercised	52	75
Exercise dilution (2)	0.8%	1.1%

Cisco Systems, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1: The percentage for grant dilution is computed based on net options granted as a percentage of shares of common stock outstanding.

Note 2: The percentage for exercise dilution is computed based on options exercised as a percentage of shares of common stock outstanding.

Basic and diluted shares outstanding for the nine months ended April 30, 2005 were 6.5 billion shares and 6.7 billion shares, respectively. Diluted shares outstanding include the dilutive impact of in-the-money options, which is calculated based on the average share price for each fiscal period using the treasury stock method. Under the treasury stock method, the tax-effected proceeds that would be hypothetically received from the exercise of all in-the-money options are assumed to be used to repurchase shares. During the nine months ended April 30, 2005, the dilutive impact of in-the-money employee stock options was approximately 127 million shares or 1.9% of the basic shares outstanding based on Cisco’s average share price of $18.68.

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

	Nine Months Ended
	April 30, 2005	May 1, 2004
Options granted to the Named Executive Officers	4	2

Options granted to the Named Executive Officers as a % of net options granted	2.3%	1.5%

Options granted to the Named Executive Officers as a % of outstanding shares	0.06%	0.03%

Cumulative options held by Named Executive Officers as % of total options outstanding	3.7%	4.2%

General Option Information

A summary of option activity follows (in millions, except per-share amounts). The Company has, in connection with the acquisitions of various companies, assumed the stock option plans of the acquired companies or issued replacement options.

	Options Available for Grant	Options Outstanding
		Number Outstanding	Weighted- Average Exercise Price per Share
Balance at July 26, 2003	526	1,303	$25.29
Granted and assumed	(195)	195	20.00
Exercised	—	(96)	10.03
Canceled	52	(52)	32.33
Additional shares reserved	7	—	—

Balance at July 31, 2004	390	1,350	$25.34
Granted and assumed	(214)	214	18.77
Exercised	—	(52)	8.22
Canceled	47	(47)	31.51
Additional shares reserved	10	—	—

Balance at April 30, 2005	233	1,465	$24.79

Cisco Systems, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table summarizes significant ranges of outstanding and exercisable options as of April 30, 2005 (in millions, except years and per-share amounts):

Range of Exercise Prices	Options Outstanding				Options Exercisable
	Number Outstanding	Weighted- Average Remaining Contractual Life (in Years)	Weighted- Average Exercise Price per Share	Aggregate Intrinsic Value	Number Exercisable	Weighted- Average Exercise Price per Share	Aggregate Intrinsic Value
$ 0.01– 9.75	180	3.45	$7.19	$1,814	135	$6.63	$1,436
9.76–13.04	147	4.46	12.52	698	102	12.35	502
13.05–16.15	169	5.50	15.61	281	108	15.67	173
16.16–18.57	111	5.91	18.14	3	64	18.22	3
18.58–19.18	164	8.23	19.15	—	3	18.74	—
19.19–19.59	149	7.35	19.56	—	44	19.59	—
19.60–26.42	184	5.15	23.13	—	121	23.93	—
26.43–50.38	176	4.18	43.30	—	156	43.10	—
50.39–72.56	185	3.87	57.32	—	180	57.45	—

Total	1,465	5.26	$24.79	$2,796	913	$28.36	$2,114

The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based on Cisco’s closing stock price of $17.27 as of April 29, 2005, which would have been received by the option holders had all option holders exercised their options as of that date. The total number of in-the-money options exercisable as of April 30, 2005 was 353 million. As of July 31, 2004, 823 million outstanding options were exercisable, and the weighted average exercise price was $28.09.

The following table presents the option exercises for the nine months ended April 30, 2005, and option values as of that date for the Named Executive Officers (in millions):

	Number of Shares Acquired on Exercise	Value Realized	Number of Securities Underlying Unexercised Options at April 30, 2005		Intrinsic Value of Unexercised In-the-Money Options at April 30, 2005
			Exercisable	Unexercisable	Exercisable	Unexercisable
Named Executive Officers	4	$49	42	13	$133	$13

Cisco Systems, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Pro Forma Information

Pro forma information regarding option grants made to the Company’s employees and directors and common stock relating to the Employee Stock Purchase Plan is based on specified valuation techniques that produce estimated compensation charges. The following table reflects the pro forma information (in millions, except per-share amounts):

	Three Months Ended		Nine Months Ended
	April 30, 2005	May 1, 2004	April 30, 2005	May 1, 2004
Net income — as reported	$1,405	$1,211	$4,201	$3,021
Compensation expense, net of tax	(226)	(311)	(759)	(950)

Net income — pro forma	$1,179	$900	$3,442	$2,071

Basic net income per share — as reported	$0.22	$0.18	$0.64	$0.44

Diluted net income per share — as reported	$0.21	$0.17	$0.63	$0.43

Basic net income per share — pro forma	$0.18	$0.13	$0.53	$0.30

Diluted net income per share — pro forma	$0.18	$0.13	$0.52	$0.29

The value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Three Months Ended		Nine Months Ended
	April 30, 2005	May 1, 2004	April 30, 2005	May 1, 2004
Expected dividend	0.0%	0.0%	0.0%	0.0%
Risk-free interest rate	4.0%	3.3%	3.5%	3.8%
Expected volatility	39.6%	40.5%	39.6%	40.1%
Expected life (in years)	3.4	5.5	3.3	5.6

The Black-Scholes option pricing model was developed for use in estimating the value of traded options that have no vesting restrictions and are fully transferable. In addition, option pricing models require the input of highly subjective assumptions, including the expected stock price volatility and expected life. The Company is responsible for determining the assumptions for the expected volatility and expected life of its stock options used in estimating the fair value of those options. The Company uses third-party analysis to assist in developing the expected volatility and expected life of its stock options. The expected life and expected volatility of the stock options is based upon historical and other economic data trended into the future. The Company uses an option pricing model to indirectly estimate the expected life of the stock options. Because the Company’s employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the estimated value, in management’s opinion, the existing valuation models do not provide a reliable measure of the fair value of the Company’s employee stock options. Under the Black-Scholes option pricing model, the weighted-average estimated values of employee stock options granted during the three and nine months ended April 30, 2005 were $6.01 and $6.18, respectively, and for the three and nine months ended May 1, 2004 were $10.12 and $8.70 respectively.

Cisco Systems, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

11.	INCOME TAXES

The Company paid net income taxes of $1.0 billion and $535 million for the nine months ended April 30, 2005 and May 1, 2004, respectively. The Company’s income taxes currently payable for federal and state purposes have been reduced by the tax benefits from employee stock option transactions. These benefits totaled $196 million and $454 million for the nine months ended April 30, 2005 and May 1, 2004, respectively, and were reflected as an increase to additional paid-in capital in the Consolidated Statements of Shareholders’ Equity.

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

Cisco Systems, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Summarized financial information by theater for the three and nine months ended April 30, 2005 and May 1, 2004, as taken from the internal management system, is as follows (in millions):

	Three Months Ended		Nine Months Ended
	April 30, 2005	May 1, 2004	April 30, 2005	May 1, 2004
Net sales:
Americas	$3,462	$3,058	$10,173	$8,885
EMEA	1,740	1,617	5,057	4,518
Asia Pacific	603	572	1,792	1,629
Japan	382	373	1,198	1,087

Total	$6,187	$5,620	$18,220	$16,119

Gross margin:
Americas	$2,289	$2,074	$6,701	$6,011
EMEA	1,191	1,116	3,493	3,131
Asia Pacific	400	401	1,205	1,128
Japan	255	276	804	801

Total	$4,135	$3,867	$12,203	$11,071

The Americas theater included non-U.S. net sales of $298 million and $280 million for the three months ended April 30, 2005 and May 1, 2004, respectively. The Americas theater included non-U.S. net sales of $869 million and $773 million for the nine months ended April 30, 2005 and May 1, 2004, respectively.

The following table presents net sales for groups of similar products and services (in millions):

	Three Months Ended		Nine Months Ended
	April 30, 2005	May 1, 2004	April 30, 2005	May 1, 2004
Net sales:
Routers	$1,443	$1,279	$4,023	$3,979
Switches	2,423	2,371	7,446	6,526
Advanced Technologies	1,127	874	3,245	2,417
Other	196	206	614	621

Product	5,189	4,730	15,328	13,543
Service	998	890	2,892	2,576

Total	$6,187	$5,620	$18,220	$16,119

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

Cisco Systems, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The majority of the Company’s assets as of April 30, 2005 and July 31, 2004 were attributable to its U.S. operations. For the three and nine months ended April 30, 2005 and May 1, 2004, no single customer accounted for 10% or more of the Company’s net sales.

Property and equipment information is based on the physical location of the assets. The following table presents property and equipment information for geographic areas (in millions):

	April 30, 2005	July 31, 2004
Property and equipment, net:
United States	$2,928	$2,919
International	370	371

Total	$3,298	$3,290

13.	NET INCOME PER SHARE

The following table presents the calculation of basic and diluted net income per share (in millions, except per-share amounts):

	Three Months Ended		Nine Months Ended
	April 30, 2005	May 1, 2004	April 30, 2005	May 1, 2004
Income before cumulative effect of accounting change	$1,405	$1,211	$4,201	$3,588
Cumulative effect of accounting change	—	—	—	(567)

Net income	$1,405	$1,211	$4,201	$3,021

Weighted-average shares — basic	6,435	6,816	6,529	6,872
Effect of dilutive potential common shares	106	258	127	223

Weighted-average shares — diluted	6,541	7,074	6,656	7,095

Income per share before cumulative effect of accounting change:
Basic	$0.22	$0.18	$0.64	$0.52

Diluted	$0.21	$0.17	$0.63	$0.51

Per share amount of cumulative effect of accounting change:
Basic	$—	$—	$—	$0.08

Diluted	$—	$—	$—	$0.08

Net income per share:
Basic	$0.22	$0.18	$0.64	$0.44

Diluted	$0.21	$0.17	$0.63	$0.43

Dilutive potential common shares consist primarily of employee stock options and restricted common stock. Employee stock options to purchase approximately 938 million and 467 million shares for the three months ended April 30, 2005 and May 1, 2004, respectively, and 851 million shares and 496 million shares in the first

Cisco Systems, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

nine months of fiscal 2005 and 2004, respectively were outstanding, but were not included in the computation of diluted earnings per share because the exercise price of the stock options was greater than the average share price of the common shares, and, therefore, the effect would have been antidilutive.

14.	PENDING BUSINESS COMBINATIONS

As of April 30, 2005, the Company announced definitive agreements to acquire Topspin, Inc. and Sipura Technology, Inc. for a purchase price of approximately $250 million and $68 million, respectively. The acquisitions of Topspin, Inc. and Sipura Technology, Inc. closed on May 16, 2005 and May 17, 2005, respectively.

In addition, as of April 30, 2005, the Company has exercised its rights under a call option to acquire the remaining interest in Vihana for a purchase price of approximately $30 million, and the acquisition closed on May 20, 2005. See Note 8 for additional information.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Quarterly Report on Form 10-Q, including this Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements regarding future events and our future results that are subject to the safe harbors created under the Securities Act of 1933 (the “Securities Act”) and the Securities Exchange Act of 1934 (the “Exchange Act”). These statements are based on current expectations, estimates, forecasts, and projections about the industries in which we operate and the beliefs and assumptions of our management. Words such as “expects,” “anticipates,” “targets,” “goals,” “projects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “continues,” “may,” variations of such words, and similar expressions are intended to identify such forward-looking statements. In addition, any statements that refer to projections of our future financial performance, our anticipated growth and trends in our businesses (including potential growth of Advanced Technologies), and other characterizations of future events or circumstances are forward-looking statements. Readers are cautioned that these forward-looking statements are only predictions and are subject to risks, uncertainties, and assumptions that are difficult to predict, including those identified below, under “Risk Factors,” and elsewhere herein. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. We undertake no obligation to revise or update any forward-looking statements for any reason.

Overview

Our results for the third quarter and the first nine months of fiscal 2005 reflected increases in net sales, net income, and net income per share from the corresponding period of fiscal 2004. We have continued to achieve a good balance in revenue growth from our geographic segments, customer markets, and product families. Over the course of fiscal 2004 and fiscal 2005, we have seen different geographic segments, customer markets and product families experience the highest comparative quarterly revenue growth on a percentage basis.

Revenue increased in each of our geographic segments with the Americas and EMEA theaters together contributing 92.9% and 87.0% of the total increase in the third quarter and first nine months of fiscal 2005. In addition, during the third quarter and the first nine months of fiscal 2005, sales of our switches increased by 2.2% and 14.1%, respectively. For the three- and nine-month periods, we experienced increased sales of our Advanced Technologies products of 28.9% and 34.3%, respectively, reflecting an increase in sales of each of our six Advanced Technologies product categories. Our router revenue increased by 12.8% and 1.1%, respectively, for the same periods. Our router revenue increased by 8.6% relative to the second quarter of fiscal 2005, reflecting continued growth in this product category in fiscal 2005. Our gross margins declined from the third quarter and the first nine months of last fiscal year. Product gross margin declined due to higher sales of certain lower margin products related to switching and home networking and to the impact of pricing and discounts, which were partially offset by higher shipment volumes and lower manufacturing and other costs. Service gross margin declined as we continued to invest in advanced services and technical support services. Operating expenses as a percentage of net sales have continued to decline year over year. We have continued to encounter price-focused competition, including competitors from Asia and, in particular, China.

During the third quarter and the first nine months of fiscal 2005, we generated cash flows from operations of $1.9 billion and $5.1 billion, respectively. Our cash and cash equivalents and total investments were $16.1 billion at the end of the third quarter of fiscal 2005, compared with $19.3 billion at July 31, 2004. We used $2.0 billion of cash to repurchase 114 million shares of our common stock during the quarter. For the first nine months of fiscal 2005, we used $7.7 billion of cash to repurchase 410 million shares of our common stock. Days sales outstanding in accounts receivable at the end of the third quarter of fiscal 2005 were 33 days, compared with 28 days at the end of the fourth quarter of fiscal 2004. Our inventory level increased by $73 million from fiscal year-end 2004, and annualized inventory turns were 6.5, compared with 6.4 in the fourth quarter of fiscal 2004.

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

Our total deferred revenue for products was $1.5 billion as of April 30, 2005 and July 31, 2004, respectively. Service revenue is generally deferred and, in most cases, recognized ratably over the period during which the services are to be performed, which is typically from one to three years. Our total deferred revenue for services was $3.3 billion and $3.0 billion as of April 30, 2005 and July 31, 2004, respectively.

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

Allowance for Doubtful Accounts and Sales Returns

Our accounts receivable balance, net of allowance for doubtful accounts, was $2.2 billion and $1.8 billion as of April 30, 2005 and July 31, 2004, respectively. The allowance for doubtful accounts was $175 million, or 7.2%

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

of the gross accounts receivable balance, as of April 30, 2005 and $179 million, or 8.9% of the gross accounts receivable balance, as of July 31, 2004. The allowance is based on our assessment of the collectibility of customer accounts. We regularly review the allowance by considering factors such as historical experience, credit quality, age of the accounts receivable balances, and current economic conditions that may affect a customer’s ability to pay.

Our provision for doubtful accounts was $3 million and $19 million for the first nine months of fiscal 2005 and fiscal 2004, respectively. If a major customer’s creditworthiness deteriorates, or if actual defaults are higher than our historical experience, or if other circumstances arise, our estimates of the recoverability of amounts due to us could be overstated, and additional allowances could be required, which could have an adverse impact on our revenue.

A reserve for future sales returns is established based on historical trends in product return rates. The reserve for future sales returns as of April 30, 2005 and July 31, 2004 was $96 million and $74 million, respectively, and was recorded as a reduction of our accounts receivable. If actual future returns were to deviate from the historical data on which the reserve had been established, our revenue could be adversely affected.

Allowance for Inventory

Our inventory balance was $1.3 billion and $1.2 billion as of April 30, 2005 and July 31, 2004, respectively. Our inventory allowance was $137 million and $139 million as of April 30, 2005 and July 31, 2004, respectively. We provide allowances for inventory based on excess and obsolete inventories determined primarily by future demand forecasts. The allowance is measured as the difference between the cost of the inventory and market based upon assumptions about future demand and is charged to the provision for inventory, which is a component of our cost of sales. At the point of the loss recognition, a new, lower cost basis for that inventory is established, and subsequent changes in facts and circumstances do not result in the restoration or increase in that newly established cost basis.

Our provision for inventory was $161 million and $124 million for the first nine months of fiscal 2005 and 2004, respectively. If there were to be a sudden and significant decrease in demand for our products, or if there were a higher incidence of inventory obsolescence because of rapidly changing technology and customer requirements, we could be required to increase our inventory allowances, and our gross margin could be adversely affected. Inventory management remains an area of focus as we balance the need to maintain strategic inventory levels to ensure competitive lead times and the risk of inventory obsolescence.

Warranty Costs

The liability for product warranties, included in other accrued liabilities, was $251 million as of April 30, 2005, compared with $239 million as of July 31, 2004. See Note 8 to the Consolidated Financial Statements. Our products are generally covered by a warranty for periods ranging from 90 days to five years, and for some products we provide a limited lifetime warranty. We accrue for warranty costs as part of our cost of sales based on associated material costs, technical support labor costs, and associated overhead. Material cost is estimated based primarily upon historical trends in the volume of product returns within the warranty period and the cost to repair or replace the equipment. Technical support labor cost is estimated based primarily upon historical trends in the rate of customer cases and the cost to support the customer cases within the warranty period. Overhead cost is applied based on estimated time to support warranty activities.

The provision for product warranties issued for the first nine months of fiscal 2005 and 2004 was $303 million and $243 million, respectively. The increase in the provision for product warranties was due to higher shipment volume of our products and an increase in warranty claims. If we continue to experience an increase in warranty

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

claims compared with our historical experience, or if the cost of servicing warranty claims is greater than the expectations on which the accrual has been based, our gross margin could be adversely affected.

Investment Impairments

Our publicly traded equity securities are reflected in the Consolidated Balance Sheets at a fair value of $917 million as of April 30, 2005, compared with $1.1 billion as of July 31, 2004. See Note 7 to the Consolidated Financial Statements. We recognize an impairment charge when the declines in the fair values of our publicly traded equity securities below their cost basis are judged to be other-than-temporary. The ultimate value realized on these equity securities is subject to market price volatility until they are sold. We consider various factors in determining whether we should recognize an impairment charge, including the length of time and extent to which the fair value has been less than our cost basis, the financial condition and near-term prospects of the investee, and our intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value. Our ongoing consideration of these factors could result in additional impairment charges in the future, which could adversely affect our net income. Our impairment charges on investments in publicly held companies were $5 million during the first nine months of fiscal 2005. There were no impairment charges on investments in publicly held companies in fiscal 2004.

We also have investments in privately held companies, some of which are in the startup or development stages. As of April 30, 2005, our investments in privately held companies were $436 million, compared with $354 million as of July 31, 2004, and were included in other assets. See Note 5 to the Consolidated Financial Statements. We monitor these investments for impairment and make appropriate reductions in carrying values if we determine an impairment charge is required, based primarily on the financial condition and near-term prospects of these companies. These investments are inherently risky because the markets for the technologies or products these companies are developing are typically in the early stages and may never materialize. Our impairment charges on investments in privately held companies were $29 million and $112 million for the first nine months of fiscal 2005 and 2004, respectively.

Goodwill Impairments

Our methodology for allocating the purchase price relating to purchase acquisitions is determined through established valuation techniques in the high-technology communications equipment industry. Goodwill is measured as the excess of the cost of acquisition over the sum of the amounts assigned to tangible and identifiable intangible assets acquired less liabilities assumed. We perform goodwill impairment tests on an annual basis and between annual tests in certain circumstances for each reporting unit. The goodwill recorded in the Consolidated Balance Sheets as of April 30, 2005 and July 31, 2004 was $5.1 billion and $4.2 billion, respectively. In response to changes in industry and market conditions, we could be required to strategically realign our resources and consider restructuring, disposing of, or otherwise exiting businesses, which could result in an impairment of goodwill. We recorded no charges for impairment of goodwill during the first nine months of fiscal 2005 or fiscal 2004.

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

Our effective tax rates differ from the statutory rate primarily due to acquisition-related costs, research and experimentation tax credits, state taxes, and the tax impact of foreign operations. The effective tax rate was 28.6% for the first nine months of fiscal 2005 compared with 29.0% for the nine months of fiscal 2004. Our future effective tax rates could be adversely affected by earnings being lower than anticipated in countries where we have lower statutory rates and higher than anticipated in countries where we have higher statutory rates, by changes in the valuation of our deferred tax assets or liabilities, or by changes in tax laws or interpretations thereof. In addition, we are subject to the continuous examination of our income tax returns by the Internal Revenue Service and other tax authorities. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes.

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

Net Sales

We manage our business based on four geographic theaters: the Americas; Europe, the Middle East, and Africa (“EMEA”); Asia Pacific; and Japan. Net sales, which include product and service revenue, for each theater are summarized in the following table (in millions, except percentages):

	Three Months Ended				Nine Months Ended
	April 30, 2005	May 1, 2004	Variance in Dollars	Variance in Percent	April 30, 2005	May 1, 2004	Variance in Dollars	Variance in Percent
Net sales:
Americas	$3,462	$3,058	$404	13.2%	$10,173	$8,885	$1,288	14.5%
Percentage of net sales	56.0%	54.4%			55.8%	55.1%
EMEA	1,740	1,617	123	7.6%	5,057	4,518	539	11.9%
Percentage of net sales	28.1%	28.8%			27.8%	28.0%
Asia Pacific	603	572	31	5.4%	1,792	1,629	163	10.0%
Percentage of net sales	9.7%	10.2%			9.8%	10.1%
Japan	382	373	9	2.4%	1,198	1,087	111	10.2%
Percentage of net sales	6.2%	6.6%			6.6%	6.8%

Total	$6,187	$5,620	$567	10.1%	$18,220	$16,119	$2,101	13.0%

The following table is a breakdown of net sales between product and service revenue (in millions, except percentages):

	Three Months Ended				Nine Months Ended
	April 30, 2005	May 1, 2004	Variance in Dollars	Variance in Percent	April 30, 2005	May 1, 2004	Variance in Dollars	Variance in Percent
Net sales:
Product	$5,189	$4,730	$459	9.7%	$15,328	$13,543	$1,785	13.2%
Service	998	890	108	12.1%	2,892	2,576	316	12.3%

Total	$6,187	$5,620	$567	10.1%	$18,220	$16,119	$2,101	13.0%

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

The third quarter and first nine months of fiscal 2004 had an extra week compared with fiscal 2005 and we believe that this extra week may have had a positive impact on our sales in the prior year period. However, we are not able to quantify the effect of the slightly longer period on our revenue.

Net Product Sales by Theater

The following table is a breakdown of net product sales by theater (in millions, except percentages):

	Three Months Ended				Nine Months Ended
	April 30, 2005	May 1, 2004	Variance in Dollars	Variance in Percent	April 30, 2005	May 1, 2004	Variance in Dollars	Variance in Percent
Net product sales:
Americas	$2,744	$2,408	$336	14.0%	$8,069	$6,982	$1,087	15.6%
Percentage of net product sales	52.9%	50.9%			52.6%	51.6%
EMEA	1,549	1,459	90	6.2%	4,536	4,067	469	11.5%
Percentage of net product sales	29.8%	30.8%			29.6%	30.0%
Asia Pacific	543	523	20	3.8%	1,619	1,491	128	8.6%
Percentage of net product sales	10.5%	11.1%			10.6%	11.0%
Japan	353	340	13	3.8%	1,104	1,003	101	10.1%
Percentage of net product sales	6.8%	7.2%			7.2%	7.4%

Total	$5,189	$4,730	$459	9.7%	$15,328	$13,543	$1,785	13.2%

The increase in net product sales occurred across all geographic theaters, with the Americas and EMEA theaters together contributing 92.8% and 87.2% of the total increase in the third quarter and the first nine months of fiscal 2005, compared with the same periods in fiscal 2004, respectively.

Net product sales in the Americas theater consist of net product sales in the United States and Americas International, which includes Canada, Mexico, and Latin America. The increase in net product sales in the Americas theater was due to an increase in net product sales to all of our customer markets in the United States. Our sales to the United States federal government have continued to experience weakness due to, we believe, a realignment of spending priorities. We have experienced strong revenue growth in our service provider market during the third quarter period compared with the prior year period.

Net product sales in the EMEA theater increased primarily as a result of continued product deployment by service providers and growth in enterprise markets. The increase in net product sales in the EMEA theater occurred primarily in the United Kingdom.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Net Product Sales by Groups of Similar Products

The following table presents net sales for groups of similar products (in millions, except percentages):

	Three Months Ended				Nine Months Ended
	April 30, 2005	May 1, 2004	Variance in Dollars	Variance in Percent	April 30, 2005	May 1, 2004	Variance in Dollars	Variance in Percent
Net product sales:
Routers	$1,443	$1,279	$164	12.8%	$4,023	$3,979	$44	1.1%
Percentage of net product sales	27.8%	27.0%			26.2%	29.4%
Switches	2,423	2,371	52	2.2%	7,446	6,526	920	14.1%
Percentage of net product sales	46.7%	50.1%			48.6%	48.2%
Advanced Technologies	1,127	874	253	28.9%	3,245	2,417	828	34.3%
Percentage of net product sales	21.7%	18.5%			21.2%	17.8%
Other	196	206	(10)	(4.9)%	614	621	(7)	(1.1)%
Percentage of net product sales	3.8%	4.4%			4.0%	4.6%

Total	$5,189	$4,730	$459	9.7%	$15,328	$13,543	$1,785	13.2%

Routers

The increase in net product sales related to routers in the third quarter and the first nine months of fiscal 2005 was primarily due to sales of high-end routers. Our sales of high-end routers, which represent a larger proportion of our total router sales compared with midrange and low-end routers, increased by approximately $180 million and $60 million for the third quarter and the nine month periods, respectively. On a sequential basis relative to the second quarter of fiscal 2005, our router sales increased by approximately $110 million primarily due to sales of high-end routers which increased by approximately $80 million as a result of higher sales to service providers. Our high-end router sales are primarily to service providers who tend to make large and sporadic purchases. In addition, our router sales in fiscal 2005 may have been affected by new product introductions and increased competition from price-focused competitors.

Switches

The increase in net product sales related to switches was due to sales of LAN fixed switches and LAN modular switches, which increased by approximately $70 million and $950 million in the third quarter and the first nine months of fiscal 2005, respectively, compared with the same periods in the prior year. The increase in sales of LAN switches was a result of the continued adoption of new technologies by our customers, resulting in higher sales of our high-end modular switch, the Cisco Catalyst 6500, and fixed switches, including the Cisco Catalyst 3750 and Catalyst 3560 platforms.

Advanced Technologies

During the third quarter and first nine months of fiscal 2005, we experienced higher sales in all of our Advanced Technologies, compared to the corresponding periods in fiscal 2004. Optical products increased by approximately $60 million and $120 million for the third quarter and the nine month periods, respectively. The increase was due to sales of the Cisco ONS 15454E and 15454 platforms. Enterprise IP telephony increased by approximately $60 million and $150 million for the third quarter and the nine month periods, respectively. The increase was primarily due to sales of IP phones and associated software as our customers transitioned from an

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

analog-based to an IP-based infrastructure. Home networking products increased by approximately $60 million and $200 million for the third quarter and the nine month periods, respectively. Higher sales of home networking products were related to the growth of our wireless and wired router businesses. Security products increased by approximately $20 million and $150 million for the third quarter and the nine month periods, respectively. Increased sales in security products were primarily due to module and line-card sales related to our routers and LAN modular switches as customers continued to emphasize network security. Storage products increased by approximately $30 million and $90 million for the third quarter and the nine month periods, respectively. Wireless LAN products increased by approximately $20 million and $110 million for the third quarter and the nine month periods, respectively. Wireless LAN and storage product sales increased primarily due to new customers and continued deployments with existing customers.

Factors That May Impact Net Product Sales

Net product sales may continue to be affected by changes in the geopolitical environment and global economic conditions; competition, including price-focused competitors from Asia, especially China; new product introductions; sales cycles and implementation cycles of our products; changes in the mix of our customers between service provider and enterprise markets; changes in the mix of direct sales and indirect sales; variations in sales channels; and final acceptance criteria of the product, system, or solution as specified by the customer. In addition, sales to the service provider market have been characterized by large and often sporadic purchases, especially relating to our router sales and sales of certain of our Advanced Technologies. In addition, service provider customers typically have longer implementation cycles; require a broader range of services, including design services; and often have acceptance provisions, which can lead to a delay in revenue recognition. To improve customer satisfaction, we continue to focus on managing our manufacturing lead-time performance, which may result in corresponding reductions in order backlog. A decline in backlog levels could result in more variability and less predictability in our quarter-to-quarter net sales and operating results. Net product sales may also be adversely affected by fluctuations in demand for our products, especially with respect to Internet businesses and telecommunications service providers, price and product competition in the communications and networking industries, introduction and market acceptance of new technologies and products, adoption of new networking standards, and financial difficulties experienced by our customers. We may, from time to time, experience manufacturing issues that create a delay in our suppliers’ ability to provide specific components, resulting in delayed shipments. To the extent that manufacturing issues and any related component shortages result in delayed shipments in the future, and particularly in periods when we and our suppliers are operating at higher levels of capacity, it is possible that revenue for a quarter could be adversely affected if such matters are not remediated within the same quarter.

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

Net Service Revenue

The increase in net service revenue in the third quarter and the first nine months of fiscal 2005 compared with fiscal 2004 was primarily due to increased technical support service contract initiations and renewals associated with higher product sales that have resulted in a larger installed base of equipment being serviced. Net service revenue is generally deferred and, in most cases, recognized ratably over the service period, which is typically one to three years.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Gross Margin

The following table shows the gross margin for each theater (in millions, except percentages):

	Three Months Ended				Nine Months Ended
	Amount		Percentage		Amount		Percentage
	April 30, 2005	May 1, 2004	April 30, 2005	May 1, 2004	April 30, 2005	May 1, 2004	April 30, 2005	May 1, 2004
Gross margin:
Americas	$2,289	$2,074	66.1%	67.8%	$6,701	$6,011	65.9%	67.7%
EMEA	1,191	1,116	68.4%	69.0%	3,493	3,131	69.1%	69.3%
Asia Pacific	400	401	66.3%	70.1%	1,205	1,128	67.2%	69.2%
Japan	255	276	66.8%	74.0%	804	801	67.1%	73.7%

Total	$4,135	$3,867	66.8%	68.8%	$12,203	$11,071	67.0%	68.7%

The following table shows the gross margin for products and services (in millions, except percentages):

	Three Months Ended				Nine Months Ended
	Amount		Percentage		Amount		Percentage
	April 30, 2005	May 1, 2004	April 30, 2005	May 1, 2004	April 30, 2005	May 1, 2004	April 30, 2005	May 1, 2004
Gross margin:
Product	$3,492	$3,278	67.3%	69.3%	$10,316	$9,350	67.3%	69.0%
Service	643	589	64.4%	66.2%	1,887	1,721	65.2%	66.8%

Total	$4,135	$3,867	66.8%	68.8%	$12,203	$11,071	67.0%	68.7%

Product Gross Margin

Product gross margin percentage in the third quarter of fiscal 2005 decreased by 2%, compared with the third quarter of fiscal 2004. Changes in the mix of products sold decreased product gross margin by approximately 2.5%, primarily due to higher sales of certain lower margin switching products and increased sales of home networking products. Product pricing reductions and sales discounts decreased product gross margin by approximately 1.5%. However, lower overall manufacturing costs related to lower component costs and value engineering and other manufacturing costs increased product gross margin by approximately 1%. Value engineering is the process by which the production costs are reduced through component redesign, board configuration, test processes, and transformation processes. Higher shipment volumes also increased product gross margin by approximately 1%.

Product gross margin for the first nine months of fiscal 2005 decreased by 1.7%, compared with the nine months of fiscal 2004. Changes in the mix of products sold decreased product gross margin by approximately 2.5% primarily due to higher sales of certain lower margin switching products and increased sales of home networking products. Product pricing reductions and sales discounts decreased product gross margin by approximately 1.5%. In addition, a higher provision for warranty and a higher provision for inventory decreased product gross margin by approximately 1%. However, lower overall manufacturing costs increased product gross margin by approximately 1.5%. Higher shipment volumes also increased product gross margin by less than 2%.

Product gross margin may continue to be adversely affected in the future by: changes in the mix of products sold, including further periods of increased growth of some of our lower margin products; introduction of new products, including products with price-performance advantages; our ability to reduce production costs; entry

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

Service Gross Margin

Service gross margin percentage decreased by 1.8% and 1.6% during the third quarter and first nine months of fiscal 2005, compared with the third quarter and nine months of fiscal 2004, respectively. The decrease in service gross margin was primarily due to increased investments in the service portion of our business during fiscal 2005. One specific area of investment is advanced services, comprising highly specialized employees. As we add personnel and resources to support growth in this business, our service margins will typically be adversely affected in the near term. We have also added investments in our technical support business.

Our service gross margin from technical support services is higher than service gross margin from our advanced services. Service gross margin will typically experience some variability over time due to various factors such as the change in mix between technical support services and advanced services, as well as the timing of technical support service contract initiations and renewals and the timing of our adding personnel and resources to support this business. Our revenue from advanced services may continue to increase to a higher proportion of total service revenue due to our continued focus on providing comprehensive support to our customers’ networking devices, applications, and infrastructures.

Research and Development, Sales and Marketing, and General and Administrative Expenses

Research and development (“R&D”), sales and marketing, and general and administrative (“G&A”) expenses are summarized in the following table (in millions, except percentages):

	Three Months Ended				Nine Months Ended
	April 30, 2005	May 1, 2004	Variance in Dollars	Variance in Percent	April 30, 2005	May 1, 2004	Variance in Dollars	Variance in Percent
Research and development	$823	$867	$(44)	(5.1)%	$2,439	$2,392	$47	2.0%
Percentage of net sales	13.3%	15.4%			13.4%	14.8%
Sales and marketing	1,190	1,153	37	3.2%	3,452	3,350	102	3.0%
Percentage of net sales	19.2%	20.5%			18.9%	20.8%
General and administrative	244	231	13	5.6%	702	653	49	7.5%
Percentage of net sales	3.9%	4.1%			3.9%	4.1%

Total	$2,257	$2,251	$6	0.3%	$6,593	$6,395	$198	3.1%

Percentage of net sales	36.5%	40.1%			36.2%	39.7%

R&D expenses in the third quarter of fiscal 2005 decreased primarily due to lower amortization of deferred stock-based compensation expense of approximately $30 million attributable to a noncash variable stock compensation charge relating to Andiamo in the prior year period. In addition, headcount-related expenses decreased by approximately $20 million attributable to an additional week of headcount-related expense in fiscal 2004. R&D expenses in the first nine months of fiscal 2005 were higher primarily due to higher discretionary spending of approximately $40 million and higher headcount-related expenses of approximately $10 million, partially offset by lower amortization of deferred stock-based compensation expense of approximately $15 million. We have continued to invest in R&D efforts, and to purchase or license technology in order to bring a broad range of products to market in a timely fashion. If we believe that we are unable to enter a particular market in a timely manner with internally developed products, we may license technology from other businesses or acquire businesses as an alternative to internal R&D. All of our R&D costs have been expensed as incurred.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Sales and marketing expenses in the third quarter of fiscal 2005 increased due to an increase in sales expenses. Sales expenses increased primarily due to the effect of foreign currency fluctuations of approximately $15 million, net of hedging; an increase in headcount-related expenses of approximately $10 million; and an increase in sales program expenses of approximately $10 million and partially offset by lower amortization of deferred stock-based compensation of approximately $10 million. Sales and marketing expenses in the first nine months of fiscal 2005 increased due to higher sales expenses of $71 million and marketing expenses of $31 million. Sales expenses increased primarily due to the effect of foreign currency fluctuations of approximately $70 million, net of hedging; and an increase in headcount-related expenses of approximately $30 million (including an adjustment of approximately $40 million which reduced sales commissions) partially offset by a decrease in sales program expenses of approximately $20 million. Marketing expenses increased primarily due to various marketing programs globally and other marketing investments.

We have continued to increase our headcount during the quarter and the first nine months of fiscal 2005. We expect to incur higher R&D and sales expenses due to additional headcount in connection with our hiring plans and acquisitions scheduled to close. Our headcount increased by 1,088 employees during the third quarter of fiscal 2005 and 2,679 employees during the first nine months of fiscal 2005. Approximately 200 and 900 of the additional employees were attributable to our acquisitions completed in the third quarter and first nine months of fiscal 2005, respectively.

Amortization of Purchased Intangible Assets

Amortization of purchased intangible assets included in operating expenses was $54 million in the third quarter of fiscal 2005, compared with $60 million in the third quarter of fiscal 2004. Amortization of purchased intangible assets included in operating expenses was $171 million in the first nine months of fiscal 2005, compared with $182 million in the nine months of fiscal 2004. For additional information regarding purchased intangibles, see Note 3 to the Consolidated Financial Statements.

In-Process Research and Development

Our methodology for allocating the purchase price relating to purchase acquisitions to in-process R&D is determined through established valuation techniques in the high-technology communications equipment industry. In-process R&D expense in the third quarter of fiscal 2005 and fiscal 2004 was $6 million and $2 million, respectively. In-process R&D expense in the first nine months of fiscal 2005 and fiscal 2004 was $20 million and $3 million, respectively. See Note 3 to the Consolidated Financial Statements for additional information regarding the acquisitions completed in the first nine months of fiscal 2005 and the in-process R&D recorded for each acquisition. In-process R&D was expensed upon acquisition because technological feasibility had not been established and no future alternative uses existed.

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

Interest and Other Income, Net

Interest and other income, net, were as follows (in millions):

	Three Months Ended			Nine Months Ended
	April 30, 2005	May 1, 2004	Variance in Dollars	April 30, 2005	May 1, 2004	Variance in Dollars
Interest income	$142	$127	$15	$399	$388	$11
Other income, net	8	40	(32)	65	177	(112)

Total	$150	$167	$(17)	$464	$565	$(101)

The components of other income, net, were as follows (in millions):

	Three Months Ended		Nine Months Ended
	April 30, 2005	May 1, 2004	April 30, 2005	May 1, 2004
Net gains on investments in fixed income and publicly traded equity securities	$6	$13	$86	$204
Impairment charges on publicly traded equity securities	—	—	(5)	—
Net gains on investments in privately held companies	9	42	31	57
Impairment charges on investments in privately held companies	(6)	(27)	(29)	(112)

Net gains and impairment charges on investments	9	28	83	149
Other	(1)	12	(18)	28

Total	$8	$40	$65	$177

Provision for Income Taxes

The effective tax rate was 28.6% for the third quarter of fiscal 2005 and the first nine months of fiscal 2005, respectively. The effective tax rate was 29.6% in the third quarter of fiscal 2004 and 29.0% for the nine months of fiscal 2004. The effective tax rate differs from the statutory rate primarily due to acquisition-related costs, research and experimentation tax credits, state taxes, and the tax impact of foreign operations.

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

On October 22, 2004, the American Jobs Creation Act of 2004 (the “Jobs Creation Act”) was signed into law. The Jobs Creation Act creates a temporary incentive for U.S. corporations to repatriate accumulated income earned abroad by providing an 85% dividends received deduction for certain dividends from controlled foreign corporations. The deduction is subject to a number of limitations and, as of today, uncertainty remains as to how to interpret numerous provisions of the Jobs Creation Act. Based on our analysis of the Jobs Creation Act, although not yet finalized, it is reasonably possible that under the repatriation provisions of the Jobs Creation Act, we may repatriate some amount of earnings between $0 and $1.5 billion, with the respective tax liability between $0 and $150 million. We expect to be in a position to finalize our assessment by July 30, 2005.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Recent Accounting Pronouncement

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123(R)”), which requires the measurement and recognition of compensation expense for all stock-based compensation payments and supersedes the current accounting under APB 25. SFAS 123(R) is effective for all annual periods beginning after June 15, 2005. In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 (“SAB 107”) relating to the adoption of SFAS 123(R).

We are currently evaluating the impact of SFAS 123(R) on our operating results and financial condition. The pro forma information in Note 10 presents the estimated compensation charges under Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation.” As a result of the provisions of SFAS 123(R) and SAB 107, we expect the compensation charges under SFAS 123(R) to be lower than the pro forma information in Note 10. However, our assessment of the estimated compensation charges is affected by our stock price as well as assumptions regarding a number of complex and subjective variables. These variables include, but are not limited to, the volatility of our stock price and employee stock option exercise behaviors. We are currently assessing various valuation methods and will finalize our selection of a valuation method prior to adoption of SFAS 123 (R) in the first quarter of fiscal 2006. We anticipate that upon the adoption of SFAS 123 (R), we will recognize compensation cost on a straight-line basis over the requisite service period for the entire stock-based award.

Liquidity and Capital Resources

The following sections discuss the effects of changes in our balance sheet and cash flows, contractual obligations, other commitments, and the stock repurchase program on our liquidity and capital resources.

Balance Sheet and Cash Flows

Cash and Cash Equivalents and Total Investments

The following table summarizes our cash and cash equivalents and total investments (in millions):

	April 30, 2005	July 31, 2004	Increase (Decrease)
Cash and cash equivalents	$2,641	$3,722	$(1,081)
Fixed income securities	12,591	14,411	(1,820)
Publicly traded equity securities	917	1,134	(217)

Total	$16,149	$19,267	$(3,118)

For the nine months ended April 30, 2005, the decrease in cash and cash equivalents and total investments was primarily a result of cash used for the repurchase of common stock of $7.7 billion, acquisitions of businesses of $611 million, and capital expenditures of $470 million, partially offset by cash provided by operating activities of $5.1 billion and cash provided by the issuance of common stock of $592 million related to employee stock option exercises and employee stock purchases.

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

Accounts Receivable, Net

The following table summarizes our accounts receivable, net (in millions):

	April 30, 2005	July 31, 2004	Increase (Decrease)
Accounts receivable, net	$2,241	$1,825	$416

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Days sales outstanding (“DSO”) in accounts receivables as of April 30, 2005 and July 31, 2004 were 33 days and 28 days, respectively. The increase in DSO was due to more billings occurring later in the third quarter of fiscal 2005 related to our product billings and also due to the continued renewals of calendar year-end technical support service contracts.

Our accounts receivable and DSO are primarily impacted by shipment linearity and collections performance. A steady level of shipments and good collections performance will result in reduced DSO compared with a higher level of shipments toward the end of a quarter, which will result in a shorter amount of time to collect the related accounts receivable and increased DSO.

Inventories

The following table summarizes our inventories (in millions):

	April 30, 2005	July 31, 2004	Increase (Decrease)
Raw materials	$86	$58	$28
Work in process	427	416	11
Finished goods:
Distributor inventory and deferred cost of sales	371	316	55
Manufacturing finished goods	185	206	(21)

Total finished goods	556	522	34
Service-related spares	180	177	3
Demonstration systems	31	34	(3)

Total	$1,280	$1,207	$73

Annualized inventory turns were 6.5 in the third quarter of fiscal 2005, compared with 6.4 in the fourth quarter of fiscal 2004. Distributor inventory and deferred cost of sales are related to unrecognized revenue on shipments to distributors and retail partners and shipments to enterprise and service provider customers. Manufacturing finished goods consist primarily of build-to-order and build-to-stock products, including home networking products. Service-related spares consist of reusable equipment related to our technical support and warranty activities. All inventories are accounted for at the lower of cost or market.

Inventory management remains an area of focus as we balance the need to maintain strategic inventory levels to ensure competitive lead times against the risk of inventory obsolescence because of rapidly changing technology and customer requirements. We believe the amount of our inventory is appropriate for our current revenue levels.

Deferred Revenue

The breakdown of deferred revenue at April 30, 2005 and July 31, 2004 was as follows (in millions):

	April 30, 2005	July 31, 2004	Increase (Decrease)
Deferred revenue:
Service	$3,322	$3,047	$275
Product	1,494	1,455	39

Total	$4,816	$4,502	$314

Reported as:
Current	$3,800	$3,527	$273
Noncurrent	1,016	975	41

Total	$4,816	$4,502	$314

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The increase in deferred service revenue for the nine months ended April 30, 2005 reflects a seasonal increase in the volume of technical support contract initiations and renewals, partially offset by the ongoing amortization of deferred service revenue.

Contractual Obligations

Operating Leases

We lease office space in several U.S. locations, as well as locations elsewhere in the Americas, EMEA, Asia Pacific, and Japan, and the future minimum lease payments under all our noncancelable operating leases with an initial term in excess of one year as of April 30, 2005 was $1.3 billion. For additional information see Note 8 to the Consolidated Financial Statements.

Purchase Commitments with Contract Manufacturers and Suppliers

We purchase components from a variety of suppliers and use several contract manufacturers to provide manufacturing services for our products. During the normal course of business, in order to manage manufacturing lead times and help assure adequate component supply, we enter into agreements with contract manufacturers and suppliers that either allow them to procure inventory based upon criteria as defined by us or that establish the parameters defining our requirements. In certain instances, these agreements allow us the option to cancel, reschedule, and adjust our requirements based on our business needs prior to firm orders being placed. Consequently, only a portion of our reported purchase commitments arising from these agreements are firm, noncancelable, and unconditional commitments. As of April 30, 2005, we had total purchase commitments for inventory of approximately $945 million, compared with $951 million as of July 31, 2004. The purchase commitments for inventory are expected to be fulfilled within one year.

In addition to the above, we record a liability for firm, noncancelable, and unconditional purchase commitments for quantities in excess of our future demand forecasts consistent with our allowance for inventory. As of April 30, 2005, the liability for our firm, noncancelable, and unconditional purchase commitments was $97 million, compared with $141 million as of July 31, 2004. These amounts are included in other accrued liabilities in our Consolidated Balance Sheets.

Other Commitments

We have entered into an agreement to invest approximately $800 million in venture funds managed by SOFTBANK that are required to be funded on demand. The total commitment is to be invested in venture funds and as senior debt with entities as directed by SOFTBANK. Our commitment to fund the senior debt is contingent upon the achievement of certain agreed-upon milestones. As of April 30, 2005, we have invested $416 million in the venture funds, compared with $290 million as of July 31, 2004. In addition, as of April 30, 2005, we had invested $49 million in the senior debt, of which $43 million and $19 million has been repaid as of April 30, 2005 and July 31, 2004, respectively.

We provide structured financing to certain qualified customers for the purchase of equipment and other needs through our wholly owned subsidiaries. These loan commitments may be funded over a two- to three-year period, provided that these customers achieve specific business milestones and satisfy certain financial covenants. As of April 30, 2005, our outstanding loan commitments were approximately $24 million, of which approximately $23 million was eligible for draw-down. As of July 31, 2004, our outstanding loan commitments were approximately $61 million, of which approximately $22 million was eligible for draw-down.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

As of April 30, 2005 and July 31, 2004, the Company had a commitment of approximately $50 million and $59 million, respectively, to purchase the remaining minority interest of Cisco Systems, K.K. (Japan), and the payment under this commitment is based on a put option held by the minority shareholders.

We also have certain other funding commitments related to our privately held investments that are based on the achievement of certain agreed-upon milestones. The funding commitments were approximately $66 million as of April 30, 2005, compared with approximately $67 million as of July 31, 2004.

Off-Balance Sheet Arrangements

We consider our investments in unconsolidated variable interest entities to be off-balance sheet arrangements. In the ordinary course of business, we have investments in privately held companies and provide structured financing to certain customers through our wholly owned subsidiaries, which may be considered to be variable interest entities. We have evaluated our investments in these privately held companies and structured financings and have determined that there were no significant unconsolidated variable interest entities as of April 30, 2005.

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

Stock Repurchase Program

In September 2001, our Board of Directors authorized a stock repurchase program. As of April 30, 2005, our Board of Directors had authorized the repurchase of up to $35 billion of common stock under this program. During the first nine months of fiscal 2005, we repurchased and retired 410 million shares of our common stock at an average price of $18.89 per share for an aggregate purchase price of $7.7 billion. As of April 30, 2005, we had repurchased and retired 1.4 billion shares of our common stock at an average price of $18.06 per share for an aggregate purchase price of $24.7 billion since inception of the stock repurchase program, and the remaining authorized amount under the stock repurchase program was $10.3 billion with no termination date.

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

Our competitors include 3Com; Alcatel; Avaya; Avici Systems; Brocade Communications Systems, Inc.; Check Point Software Technologies; Ciena; D-Link Corporation; Dell; Enterasys Networks; Extreme Networks;

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

We conduct significant sales and customer support operations in countries outside of the United States and also depend on non-U.S. operations of our contract manufacturers and our distribution partners. For the first nine months of fiscal 2005 and fiscal 2004, we derived 48.9% and 49.7% of our net sales, respectively, from sales outside the United States. Accordingly, our future results could be materially adversely affected by a variety of uncontrollable and changing factors, including, among others, foreign currency exchange rates; political or social unrest, economic instability or natural disasters in a specific country or region; environmental and trade protection measures and other regulatory requirements, which may affect our ability to import our products to, export our products from, or sell our products in various countries; political considerations that affect service provider and government spending patterns; health or similar issues, such as the outbreak of Severe Acute Respiratory Syndrome (SARS) in Asia; difficulties in staffing and managing international operations; and adverse tax consequences, including imposition of withholding or other taxes on payments by subsidiaries. Any or all of these factors could have a material adverse impact on our costs, expenses, and financial condition.

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

Fixed Income Securities

At any time, a sharp rise in interest rates could have a material adverse impact on the fair value of our investment portfolio. Conversely, declines in interest rates could have a material impact on interest earnings for our investment portfolio. These instruments are not leveraged as of April 30, 2005, and are held for purposes other than trading.

Publicly Traded Equity Securities

The values of our equity investments in several publicly traded companies are subject to market price volatility. The following tables present the hypothetical changes in fair value of publicly traded equity securities, excluding the effects of hedging, held at April 30, 2005 and July 31, 2004 that are sensitive to changes in market price (in millions):

	Valuation of Securities Given an X% Decrease in Each Stock’s Price			Fair Value As of April 30, 2005	Valuation of Securities Given an X% Increase in Each Stock’s Price
	(75%)	(50%)	(25%)		25%	50%	75%
Publicly traded equity securities	$229	$459	$688	$917	$1,146	$1,376	$1,605

	Valuation of Securities Given an X% Decrease in Each Stock’s Price			Fair Value As of July 31, 2004	Valuation of Securities Given an X% Increase in Each Stock’s Price
	(75%)	(50%)	(25%)		25%	50%	75%
Publicly traded equity securities	$284	$567	$851	$1,134	$1,418	$1,701	$1,985

Our equity portfolio consists of securities with characteristics that most closely match the Standard & Poor’s 500 Index or NASDAQ Composite Index. These equity securities are held for purposes other than trading. The modeling technique used measures the change in fair values arising from selected hypothetical changes in each stock’s price. Stock price fluctuations of plus or minus 25%, 50%, and 75% were selected based on the probability of their occurrence. There were no impairment charges on investments in publicly held companies during the third quarter of fiscal 2005. Our impairment charges on investments in publicly held companies were $5 million during the first nine months of fiscal 2005. There were no impairment charges on investments in publicly held companies in fiscal 2004.

Investments in Privately Held Companies

We have invested in privately held companies, some of which are in the startup or development stages. These investments are inherently risky because the markets for the technologies or products these companies are developing are typically in the early stages and may never materialize. We could lose our entire initial investment in these companies. These investments are primarily carried at cost, which as of April 30, 2005 was $436 million, compared with $354 million at July 31, 2004, and are recorded in other assets in the Consolidated Balance Sheets. Our impairment charges on investments in privately held companies were $6 million and $27 million during the third quarter of fiscal 2005 and 2004, respectively, and were $29 million and $112 million for the first nine months of fiscal 2005 and 2004, respectively.

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

Approximately 75% of our operating expenses are U.S.-dollar denominated. In order to reduce variability in operating expenses caused by the remaining non-U.S.-dollar-denominated operating expenses, we periodically hedge certain foreign currency forecasted transactions with currency options with maturities up to 18 months. These hedging programs are not designed to provide foreign currency protection over longer time horizons. In designing a specific hedging approach, we consider several factors, including offsetting exposures, significance of exposures, costs associated with entering into a particular hedge instrument, and potential effectiveness of the hedge. The gains and losses on foreign exchange contracts mitigate the variability in operating expenses associated with currency movements. Due primarily to our limited currency exposure to date, the impact of foreign currency fluctuations has not been material to our Consolidated Financial Statements. In the third quarter and the first nine months of fiscal 2005, the effect of foreign currency fluctuations, net of hedging, increased total research and development, sales and marketing, and general and administrative expenses by approximately 1.5% and 2%, respectively, compared with the third quarter and the nine months of fiscal 2004. The impact of foreign currency fluctuations on sales has not been material because our sales are primarily denominated in U.S. dollars.

Foreign exchange forward and option contracts as of April 30, 2005 are summarized as follows (in millions):

	Notional Amount	Fair Value
Forward contracts:
Purchased	$989	$(1)
Sold	$415	$(7)
Option contracts:
Purchased	$448	$10
Sold	$700	$(1)

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

Interest Rate Derivatives

Our primary objective for holding fixed income and debt securities is to maximize our investment return while preserving principal and managing risk. To realize these objectives, we may utilize interest rate swaps or other derivatives designated as fair value or cash flow hedges. As of April 30, 2005, we had entered into $1 billion of interest rate swaps designated as fair value hedges. Under the interest rate swap contracts, we make fixed rate interest payments and receive interest payments based on the London InterBank Offered Rate (“LIBOR”). The effect of these swaps is to convert fixed-rate returns to LIBOR-based returns on a portion of our fixed income portfolio. The gains and losses related to changes in the value of the interest rate swaps are included in other income, net, in the Consolidated Statements of Operations and offset the changes in fair value of the underlying hedged investment. As of April 30, 2005, the fair value of the interest rate swaps was not material.

Equity Derivatives

We maintain a portfolio of publicly traded equity securities which are subject to market price risk. We may hold equity securities for strategic purposes or to provide diversification for our overall investment portfolio. In order to manage our exposure to changes in the value of certain equity securities, we may, from time to time, enter into equity derivative contracts. As of April 30, 2005, we had entered into forward sale agreements on certain publicly traded equity securities designated as fair value hedges. The gains and losses due to changes in the value of the hedging instruments are included in other income, net, in the Consolidated Statements of Operations and offset the change in the fair value of the underlying hedged investment. As of April 30, 2005 the notional and fair value amounts of the derivatives were $103.7 million and $11.0 million, respectively.

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

Changes in internal control over financial reporting. There was no change in our internal control over financial reporting during our third quarter of fiscal 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings

Beginning on April 20, 2001, a number of purported shareholder class action lawsuits were filed in the United States District Court for the Northern District of California against Cisco and certain of our officers and directors. The lawsuits have been consolidated, and the consolidated action is purportedly brought on behalf of those who purchased our publicly traded securities between August 10, 1999 and February 6, 2001. Plaintiffs allege that defendants have made false and misleading statements, purport to assert claims for violations of the federal securities laws, and seek unspecified compensatory damages and other relief. We believe the claims are without merit and intend to defend the actions vigorously. While we believe there is no legal basis for liability, due to the uncertainty surrounding the litigation process, we are unable to reasonably estimate a range of loss, if any, at this time.

Beginning on April 23, 2001, a number of purported shareholder derivative lawsuits were filed in the Superior Court of California, County of Santa Clara, in the Superior Court of California, County of San Mateo and in the United States District Court for the Northern District of California. These actions were later consolidated. The complaints included claims for breach of fiduciary duty, waste of corporate assets, mismanagement, unjust enrichment, and violations of the California Corporations Code; sought compensatory damages, disgorgement, and other relief; and were based on essentially the same allegations as the class actions. On March 22, 2005, the Superior Court approved a comprehensive settlement of all of these derivative claims, which provided for dismissal with prejudice of all of plaintiffs’ claims, reimbursement of a portion of plaintiffs’ attorneys’ fees and agreement to maintain certain company policies and consider others.

On February 16, 2005, a purported shareholder derivative lawsuit was filed in the Superior Court of California, County of Santa Clara, against various of our officers and directors and naming us as a nominal defendant. The lawsuit includes claims for breach of fiduciary duty, unjust enrichment, constructive trust and violations of the California Corporations Code, is based upon allegations of wrongdoing in connection with option grants and compensation to officers and directors, the timing of option grants, and our share repurchase plan, and seeks unspecified compensation and other damages, rescission of options and other relief.

In addition, we are subject to a patent claim asserted by Storage Technology Corporation against us on December 10, 1999. Claims related to one patent have been dismissed, and a trial relating to claims related to a second patent commenced May 19, 2005 in the Federal District Court for the Northern District of California. The claims which are the subject of the trial include an assertion that Netflow Feature Acceleration infringes United States Patent No. 5,842,040, and seek damages and injunctive relief. The claims had earlier been dismissed by the Federal District Court, but were reinstated pursuant to remand from the Court of Appeals for the Federal Circuit. The District Court recently denied our motion for summary judgment on the remaining patent. We believe that we have strong arguments at trial with respect to both non-infringement and invalidity, and believe that damages are not likely to be material given the evidence of low usage of the accused feature by our customers. However, due to the uncertainty surrounding the litigation process, we are unable to reasonably estimate the ultimate outcome of this litigation at this time. The accused feature is no longer supplied by us.

In addition, we are subject to legal proceedings, claims, and litigation arising in the ordinary course of business, including intellectual property litigation. While the outcome of these matters is currently not determinable, we do not expect that the ultimate costs to resolve these matters will have a material adverse effect on our consolidated financial position, results of operations, or cash flows. For additional information regarding intellectual property litigation, see “Risk Factors—We may be found to infringe on intellectual property rights of others” herein.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a) On March 23, 2005, we issued an aggregate of 22,827,179 shares of our common stock in connection with the acquisition of Airespace, Inc. The offer and sale of the securities were effected without registration in reliance on

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

the exemption afforded by Section 3(a) (10) of the Securities Act of 1933, as amended. The issuance was approved, after a hearing upon the fairness of the terms and conditions of the transaction, by the California Department of Corporations under authority to grant such approval as expressly authorized by the laws of the State of California.

(b) None.

(c) Issuer Purchases of Equity Securities (in millions, except per-share amounts)

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (1)
January 30, 2005 to February 26, 2005	38	$17.77	38	$11,705
February 27, 2005 to March 26, 2005	39	$18.10	39	$10,999
March 27, 2005 to April 30, 2005	37	$17.86	37	$10,343

Total	114	$17.91	114	$10,343

(1)	In September 2001, our Board of Directors authorized a stock repurchase program. As of April 30, 2005, our Board of Directors had authorized the repurchase of up to $35 billion of common stock under this program. During the first nine months of fiscal 2005, we repurchased and retired 410 million shares of our common stock at an average price of $18.89 per share for an aggregate purchase price of $7.7 billion. As of April 30, 2005, we had repurchased and retired 1.4 billion shares of our common stock at an average price of $18.06 per share for an aggregate purchase price of $24.7 billion since inception of the stock repurchase program, and the remaining authorized amount for stock repurchases under this program was $10.3 billion with no termination date.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

4.4	Third Amendment to the Rights Agreement and Certification of Compliance with Section 27 Thereof as of March 28, 2005, by and among Cisco Systems, Inc. and EquiServe Trust Company, N.A. (incorporated by reference to Exhibit 4.4 to our Current Report on Form 8-K (File No. 000-18225) filed March 30, 2005)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32.1	Section 1350 Certification of Principal Executive Officer

32.2	Section 1350 Certification of Principal Financial Officer

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Cisco Systems, Inc.

Date: May 26, 2005	By	/s/ DENNIS D. POWELL
Dennis D. Powell, Senior Vice President and Chief Financial Officer (Principal financial officer and duly authorized signatory)

EXHIBIT INDEX

EXHIBIT NO.
4.4	Third Amendment to the Rights Agreement and Certification of Compliance with Section 27 Thereof as of March 28, 2005, by and among Cisco Systems, Inc. and EquiServe Trust Company, N.A. (incorporated by reference to Exhibit 4.4 to our Current Report on Form 8-K (File No. 000-18225) filed March 30, 2005)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32.1	Section 1350 Certification of Principal Executive Officer

32.2	Section 1350 Certification of Principal Financial Officer