Form 10-K
period 2005-07-30
CISCO SYSTEMS INC
filed 2005-09-19
CIK 858877

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 30, 2005

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Aggregate market value of registrant’s common stock held by non-affiliates of the registrant, based upon the closing price of a share of the registrant’s common stock on January 28, 2005 as reported by the Nasdaq National Market on that date: $114,480,738,406

Number of shares of the registrant’s common stock outstanding as of September 9, 2005: 6,274,702,446

DOCUMENTS INCORPORATED BY REFERENCE

(1)	Portions of the registrant’s Annual Report to Shareholders for its fiscal year ended July 30, 2005 are incorporated by reference into Part I and Part II of this Annual Report on Form 10-K where indicated.

(2)	Portions of the registrant’s Proxy Statement relating to the registrant’s 2005 Annual Meeting of Shareholders, to be held on November 15, 2005, are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated.

This Annual Report on Form 10-K, including the “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which is incorporated by reference from our 2005 Annual Report to Shareholders, contains forward-looking statements regarding future events and our future results that are subject to the safe harbors created under the Securities Act of 1933 (the “Securities Act”) and the Securities Exchange Act of 1934 (the “Exchange Act”). These statements are based on current expectations, estimates, forecasts, and projections about the industries in which we operate and the beliefs and assumptions of our management. Words such as “expects,” “anticipates,” “targets,” “goals,” “projects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “continues,” “may,” variations of such words, and similar expressions are intended to identify such forward-looking statements. In addition, any statements that refer to projections of our future financial performance, our anticipated growth and trends in our businesses, and other characterizations of future events or circumstances are forward-looking statements. Readers are cautioned that these forward-looking statements are only predictions and are subject to risks, uncertainties, and assumptions that are difficult to predict, including those identified below, under “Risk Factors,” and elsewhere herein and in the 2005 Annual Report to Shareholders. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. We undertake no obligation to revise or update any forward-looking statements for any reason.

PART I

ITEM 1. Business

General

We manufacture and sell networking and communications products and provide services associated with that equipment and its use. Our products are installed at corporations, public institutions, telecommunication companies, and commercial businesses and are also found in personal residences. We provide a broad line of products for transporting data, voice, and video within buildings, across campuses, and around the world. We conduct our business globally and are managed geographically in four segments: the Americas; Europe, the Middle East, and Africa (“EMEA”); Asia Pacific; and Japan. For revenue and other information regarding these segments, see Note 12 to the Consolidated Financial Statements in our 2005 Annual Report to Shareholders, which is incorporated into this report by reference. As a result of organizational changes, beginning in fiscal 2006, our reportable segments will be changed to the following theaters: United States and Canada; European Markets; Emerging Markets; Asia Pacific; and Japan. The organizational changes are designed to align our focus on long-term growth, capture emerging market opportunities, and serve our customers better.

We were incorporated in California in December 1984, and our headquarters are in San Jose, California. The mailing address of our headquarters is 170 West Tasman Drive, San Jose, California 95134-1706, and our telephone number at that location is (408) 526-4000. Our Website is www.cisco.com. Through a link on the Investor Relations section of our Website, we make available the following filings as soon as reasonably practicable after they are electronically filed with or furnished to the Securities and Exchange Commission (“SEC”): our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934. All such filings are available free of charge.

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

We refer to some of our products and technologies as advanced technologies, and we believe some of these advanced technologies may grow over time to become material contributors to our overall business. Each of these advanced technologies and our core switching and routing businesses builds upon our existing competencies. We have currently identified six advanced technologies for particular focus: enterprise IP communications, home networking, optical networking, security, storage area networking, and wireless technology. We are in the process of identifying additional advanced technologies for focus and investment in the future, and our investments in some presently identified advanced technologies may be curtailed or eliminated depending on market developments.

Over time, we believe that the Internet and the various networks associated with it, including corporate intranets, cable, broadband and dialup networks, and voice and video networks, will evolve to include embedded resources and the virtualization of applications and services to produce an integrated, intelligent system or, as we refer to it, an Intelligent Information Network. This is our vision for the evolution of networking from connectivity products to intelligent systems. In this evolving environment, we believe successful vendors will be capable of providing a broad spectrum of products aimed not at a particular technology platform but at solutions to networking problems that span all segments. As such, many of our strategic initiatives and investments are aimed at meeting the requirements that an Intelligent Information Network would demand. For a discussion of the risks associated with that strategy, please see the section of this report entitled “Risk Factors,” including the risk factor entitled “We depend upon the development of new products and enhancements to existing products, and if we fail to predict and respond to emerging technological trends and customers’ changing needs, our operating results and market share may suffer.” For information regarding sales of our major products and services, see Note 12 to the Consolidated Financial Statements in our 2005 Annual Report to Shareholders, which is incorporated into this report by reference.

Our offerings fall into several categories:

Routing

Routing technology is the foundation of a computer network. Routers interconnect computer networks, moving information such as data, voice, and video from one network to another. Our routing products offer features designed to increase the intelligence, security, reliability, and level of performance in the transmission of information. We offer a broad range of routers, from core network infrastructure for service providers and large businesses to home network deployments for telecommuters and consumers.

Switching

Switching is another integral networking technology that is used in buildings and campuses to build local-area networks (LANs), across cities to build metropolitan-area networks (MANs), and across great distances to build wide-area networks (WANs). Our switching systems offer many forms of connectivity to end users, workstations, and servers, and function as aggregators on LANs, MANs, and WANs. Our systems employ several widely used technologies including Ethernet, Gigabit Ethernet, 10 Gigabit Ethernet, Asynchronous Transfer Mode, packet over SONET, and Multiprotocol Label Switching.

Advanced Technologies

Enterprise IP Communications

We provide enterprise IP communications products which enable the transmission of voice services (including traditional phone calls; voicemail and voice messaging; audio, Web, and videoconferencing; and contact centers) over open, standards-based Internet Protocol (IP)-based networks. Our enterprise IP communications products support the convergence of data, voice, and video services over a single IP network, providing both cost savings and enhanced personal and business productivity. Because our enterprise IP communications products and services are designed to interoperate with most existing legacy equipment, customers can migrate to an all-IP network at a pace that meets their business needs.

Home Networking

Home networking products connect, in a wired or wireless format, different devices in the household, allowing users to share Internet access, printers, music, movies, and games throughout the home. Our products include routers, network cards, media adapters, Internet video cameras, network storage, USB adapters, and other products that enable customers to share an Internet connection or move content around their homes or small-office environments. These products are sold through our Linksys division.

Optical Networking

We provide optical networking products for both the enterprise and service provider markets. Our optical networking products provide an evolutionary path for telecommunications carriers, cable operators, and enterprises from their existing infrastructures as well as giving newer carriers and enterprises the foundation and capability to offer and deploy cost-effective, multiservice networks that can support data, voice, and video. We support optical technologies such as Synchronous Optical Network/Synchronous Digital Hierarchy (SONET/SDH), dense wavelength-division multiplexing (DWDM), and coarse wavelength-division multiplexing (CWDM), which are used to scale optical bandwidth as high-bandwidth applications, such as Gigabit Ethernet and storage, become more commonplace.

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

Storage Area Networking

We provide storage area networking products that deliver standards-based connectivity between servers and storage systems, which can include products such as arrays and tape drives. Our products incorporate intelligent network features, such as advanced security, traffic management, virtualization, and tools that are designed to help make storing, retrieving, and protecting critical data across widely distributed environments more efficient.

Wireless Technology

We offer a broad variety of in-building and outdoor wireless LAN and wireless bridging products. These products include access points, wireless LAN controllers, an integrated wireless and wireline switching system, wireless LAN client adapters, bridges, antennas, and accessories. Our wireless networking products are designed to provide high-performance, highly secure, manageable, and highly reliable wireless LANs that enable mobility and increase productivity.

Other Products

Our other products are comprised primarily of access and network management software products as follows:

Access

Our access products provide telecommuters, employees who are traveling, students, and other users who are located away from a firm’s or institution’s main offices with highly secure access to network applications and information. Our access products include asynchronous and ISDN remote-access routers, dialup access servers, wireless products, digital subscriber line (DSL) technologies, and cable universal broadband routers.

Network Management Software

Our enterprise and service provider customers depend on our network management products to provide continuous system operation, security, configuration, monitoring, network optimization, and end-user management. Utilizing our embedded instrumentation, interfaces, and application services and a portfolio of carrier-class, large-scale management products, we offer network management products across our product lines. We aim to bring state-of-the-art management capabilities to a converged network management solution covering all our network technologies and services with a high level of inherent security, network intelligence, and high availability. Our network management products include developer kits, application programming interfaces, and services to support customer integration into legacy systems and the integration of third-party products that complement our network management product portfolio.

Service

In addition to our product offerings, we provide a broad range of service offerings, including technical support services and advanced services. Technical support services help ensure that our products operate efficiently, remain highly available, and benefit from the most up-to-date system software. These services help customers to protect their network investments and minimize downtime for systems running mission-critical applications. Advanced services is a comprehensive program that is designed to provide responsive, preventive, and consultative support of our technologies for specific networking needs. The advanced services program supports networking devices, applications, and complete infrastructures.

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

Large Enterprise Businesses

We define large enterprise businesses generally as regional, national, or global organizations with 1,000 or more employees working in multiple locations or branch offices. They have complex IT infrastructure and networking needs within a multivendor environment. Our large enterprise customers include government, education, and healthcare organizations and retail, finance, manufacturing, and transportation entities. We create and deliver routing, switching, network security, enterprise IP communications, mobility, storage, and other products and services in collaboration with third-party application and hardware vendors and channel partners.

We also offer a wide variety of services, including service and support packages, financing, and managed-network-service offerings through our service provider partners.

Service Providers

Service providers offer data, voice, and video communication services to businesses, governments, utilities, and consumers. They include regional, national, and international telecommunications carriers, as well as Internet, cable, and wireless service providers. Service providers use a variety of our routing, switching, optical, storage, security, and network management products in their own core networks. Compared to other end-user customers, service provider customers are more likely to require network design, deployment, and support services. Additionally, many service providers offer managed network services incorporating our products for their residential, enterprise, and commercial customers.

Commercial

We define commercial customers primarily as small and medium-sized businesses having fewer than 1,000 employees and a need for networks of their own, as well as for connections to the Internet and to business partners. Smaller organizations generally have limited resources and expertise in networking technology. Therefore, we attempt to provide products that are affordable and easy to install and use. The commercial market remains an area of potential growth for network adoption and deployment of intelligent network.

Consumer

Consumer customers, primarily individuals and businesses operating in small offices or home offices, have infrastructure and networking needs on a smaller scale. We offer products to consumers through our Linksys division.

Sales Overview

As of the end of fiscal 2005, our worldwide sales and marketing organization consisted of approximately 14,000 individuals, including managers, sales representatives, and technical support personnel. We have field sales offices in more than 60 countries and sell our products and services both directly and through a variety of channels with support from our sales force. A substantial portion of our products and services is sold through our channel partners and the remainder is sold through direct sales. Our channel partners include systems integrators, service providers, other resellers, distributors, and retail partners.

Systems integrators and service providers typically sell directly to end users and often provide system installation, technical support, professional services, and other support services in addition to network equipment sales. Systems integrators also typically integrate our products into an overall solution and a number of service providers are also systems integrators.

Distributors stock inventory and typically sell to systems integrators, service providers, and other resellers. In addition, our Linksys division home networking products are generally sold through distributors and retail partners. We refer to sales through distributors and retail partners as our two-tier system of sales to the end customer. Revenue from distributors and retail partners is recognized based on a sell-through method using information provided by them. These distributors and retail partners are generally given business terms which allow them to return a portion of inventory, receive credits for changes in selling prices, and participate in various cooperative marketing programs.

For information regarding risks related to our channels, please see the section of this report entitled “Risk Factors,” including the risk factors entitled “Disruption of or changes in our distribution model could harm our sales and margins” and “Our inventory management relating to our sales to our two-tier distribution channel is complex, and excess inventory may harm our gross margins.”

Our service offerings complement our products via a range of consulting, technical, project, quality, and maintenance services, including 24-hour online and telephone support through technical assistance centers.

We facilitate and provide lease and other financing through our wholly owned subsidiaries to certain qualified customers for the purchase of equipment and other needs. For additional information regarding these financing activities, see Note 6 to the Consolidated Financial Statements in our 2005 Annual Report to Shareholders, which is incorporated into this report by reference.

Acquisitions, Investments, and Alliances

The markets in which we compete require a wide variety of technologies, products, and capabilities. The combination of technological complexity and rapid change within our markets makes it difficult for a single company to develop all the technological solutions that it desires to offer within its family of products and services. Through acquisitions, investments, and alliances we are able to deliver a broader range of products and services to customers in target markets.

We employ the following strategies to address the need for new or enhanced networking products and services: we develop new technologies and products internally; we enter into joint-development efforts with other companies; we resell other companies’ products; and we acquire all or parts of other companies.

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

Strategic Alliances

We pursue strategic alliances with other companies in areas where collaboration can produce industry advancement and acceleration of new markets. The objectives and goals for a strategic alliance can include one or more of the following: technology exchange, product development, joint sales and marketing, or new-market creation. Currently, we have strategic alliances with Accenture Ltd; AT&T Corp.; BearingPoint, Inc.; Bell South Corporation; Cap Gemini S.A.; Electronic Data Systems Corporation; Ericsson; Fujitsu Limited;, Hewlett-Packard Company; Intel Corporation; International Business Machines Corporation; Italtel SpA; Microsoft Corporation; Motorola, Inc.; SBC Communications, Inc.; Siemens AG; and Sprint Corporation; among others.

Backlog

Our backlog at July 30, 2005, the last day of our 2005 fiscal year, was approximately $2.0 billion, compared with backlog of approximately $1.9 billion at July 31, 2004, the last day of our 2004 fiscal year. Backlog includes orders confirmed with a purchase order for products scheduled to be shipped within 90 days to customers with approved credit status. Because of the generally short cycle between order and shipment and occasional customer changes in delivery schedules or cancellation of orders (which are made without significant penalty), we do not believe that our backlog, as of any particular date, is necessarily indicative of actual net sales for any future period.

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

Our competitors include 3Com; Alcatel; Avaya; Avici Systems; Brocade Communications Systems, Inc.; Check Point Software Technologies; Ciena; D-Link Corporation; Dell; Enterasys Networks; Extreme Networks; F5 Networks, Inc. Force10 Networks, Inc.; Foundry Networks; Fujitsu; Hewlett-Packard Company; Huawei Technologies; Juniper Networks; Lucent Technologies; McDATA Corporation; NETGEAR, Inc.; Nokia; Nortel Networks; Redback Networks; Siemens AG; Sycamore Networks; and Symbol Technologies, Inc., among others.

Some of these companies compete across many of our product lines, while others are primarily focused in a specific product area.

Barriers to entry are relatively low, and new ventures to create products that do or could compete with our products are regularly formed. In addition, some of our competitors may have greater resources, including technical and engineering resources, than we do. As we expand into new markets, we will face competition not only from our existing competitors but also from other competitors, including existing companies with strong technological, marketing, and sales positions in those markets. We also sometimes face competition from resellers and distributors of our products. Companies with whom we have strategic alliances in some areas may be competitors in other areas.

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

We also face competition from customers to whom we license or supply technology and suppliers from whom we transfer technology. The inherent nature of networking requires interoperability. As such, we must cooperate and at the same time compete with many companies. Any inability to effectively manage these complicated relationships with customers, suppliers and strategic alliance partners could have a material adverse effect on our business, operating results, and financial condition and accordingly affect our chances of success.

Research and Development

We regularly seek to introduce new products and features in areas including, routers, switches, advanced technologies, and other product technologies. Our research and development expenditures were $3.3 billion, $3.2 billion, and $3.1 billion in fiscal 2005, 2004, and 2003, respectively. All of our expenditures for research and development costs, as well as in-process research and development of $26 million, $3 million, and $4 million in fiscal 2005, 2004, and 2003, respectively, have been expensed as incurred.

The industry in which we compete is subject to rapid technological developments, evolving standards, changes in customer requirements, and new product introductions and enhancements. As a result, our success depends in part upon our ability, on a cost-effective and timely basis, to continue to enhance our existing products and to develop and introduce new products that improve performance and reduce total cost of ownership. In order to achieve these objectives, our management and engineering personnel work with customers to identify and respond to customer needs, as well as with other innovators of internetworking products, including universities, laboratories, and corporations. We also expect to continue to make acquisitions and investments where appropriate to provide us with access to new technologies. We intend to continue developing products that meet key industry standards and to support important protocol standards as they emerge. Still, there can be no assurance that we will be able to successfully develop products to address new customer requirements and technological changes or that such products will achieve market acceptance.

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

Patents, Intellectual Property, and Licensing

We seek to establish and maintain our proprietary rights in our technology and products through the use of patents, copyrights, trademarks, and trade secret laws. We have a program to file applications for and obtain patents, copyrights, and trademarks in the United States and in selected foreign countries where we believe filing for such protection is appropriate. We also seek to maintain our trade secrets and confidential information by nondisclosure policies and through the use of appropriate confidentiality agreements. We have obtained a substantial number of patents and trademarks in the United States and in other countries. There can be no assurance, however, that the rights obtained can be successfully enforced against infringing products in every jurisdiction. Although we believe the protection afforded by our patents, copyrights, trademarks, and trade secrets has value, the rapidly changing technology in the networking industry and uncertainties in the legal process make our future success dependent primarily on the innovative skills, technological expertise, and management abilities of our employees rather than on the protection afforded by patent, copyright, trademark, and trade secret laws.

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

The industry in which we compete is characterized by rapidly changing technology, a large number of patents, and frequent claims and related litigation regarding patent and other intellectual property rights. There can be no assurance that our patents and other proprietary rights will not be challenged, invalidated, or circumvented; that others will not assert intellectual property rights to technologies that are relevant to us; or that our rights will give us a competitive advantage. In addition, the laws of some foreign countries may not protect our proprietary rights to the same extent as the laws of the United States. The risks associated with patents and intellectual property are more fully discussed in the section of this report entitled “Risk Factors,” including the risk factors entitled “Our proprietary rights may prove difficult to enforce,” “We may be found to infringe on intellectual property rights of others,” and “We rely on the availability of third-party licenses.”

Employees

As of July 30, 2005, we employed 38,413 employees, including 6,812 in manufacturing and service, 13,935 in engineering, 14,414 in sales and marketing, and 3,252 in finance and administration. Approximately 11,000 employees are in locations outside the United States. We consider the relationships with our employees to be positive. Competition for technical personnel in the industry in which we compete is intense. We believe that our future success depends in part on our continued ability to hire, assimilate, and retain qualified personnel. To date, we believe that we have been successful in recruiting qualified employees, but there is no assurance that we will continue to be successful in the future.

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

OUR OPERATING RESULTS MAY FLUCTUATE IN FUTURE PERIODS, WHICH MAY ADVERSELY AFFECT OUR STOCK PRICE

Our operating results have been in the past, and will continue to be, subject to quarterly and annual fluctuations as a result of numerous factors. These factors include:

•	Fluctuations in demand for our products and services, especially with respect to Internet businesses and telecommunications service providers, in part due to the changing global economic environment

•	Changes in sales and implementation cycles for our products and reduced visibility into our customers’ spending plans and associated revenue

•	Our ability to maintain appropriate inventory levels and purchase commitments

•	Price and product competition in the communications and networking industries, which can change rapidly due to technological innovation

•	The overall movement toward industry consolidation among both our competitors and our customers

•	The introduction and market acceptance of new technologies and products and our success in new markets, including advanced technologies, as well as the adoption of new networking standards

•	Variations in sales channels, product costs, or mix of products sold

•	The timing, size, and mix of orders from customers

•	Manufacturing and customer lead times

•	Fluctuations in our gross margins, and the factors that contribute to this as described below

•	Our ability to achieve targeted cost reductions

•	The ability of our customers, channel partners, and suppliers to obtain financing or to fund capital expenditures

•	The timing and amount of employer payroll tax to be paid on our employees’ gains on stock options exercised

•	Actual events, circumstances, outcomes, and amounts differing from judgments, assumptions, and estimates used in determining the values of certain assets (including the amounts of related valuation allowances), liabilities, and other items reflected in our Consolidated Financial Statements

•	How well we execute on our strategy and operating plans

•	Benefits anticipated from our investments in engineering and sales activities

•	Changes in accounting rules, such as recording expenses for employee stock option grants and changes in tax accounting principles

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

OUR OPERATING RESULTS MAY BE ADVERSELY AFFECTED BY UNFAVORABLE ECONOMIC AND MARKET CONDITIONS AND THE UNCERTAIN GEOPOLITICAL ENVIRONMENT

Economic conditions worldwide have contributed to slowdowns in the communications and networking industries and may impact our business, resulting in:

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

Recent turmoil in the geopolitical environment in many parts of the world, including terrorist activities and military actions, particularly the continuing tension in and surrounding Iraq, and changes in energy costs may continue to put pressure on global economic conditions. If the economic and market conditions in the United States and globally do not improve, or if they deteriorate, we may experience material impacts on our business, operating results, and financial condition.

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

A substantial portion of our products and services is sold through our channel partners and the remainder is sold through direct sales. Our channel partners include systems integrators, service providers, other resellers, distributors, and retail partners. Systems integrators and service providers typically sell directly to end-users and often provide system installation, technical support, professional services, and other support services in addition to network equipment sales. Systems integrators also typically integrate our products into an overall solution, and a number of service providers are also systems integrators. Distributors stock inventory and typically sell to systems integrators, service providers, and other resellers. In addition, with the acquisition of the Linksys business, home networking products are generally sold through distributors and retail partners. We refer to sales through distributors and retail partners as our two-tier system of sales to the end customer. Revenue from distributors and retail partners is recognized based on a sell-through method using information provided by them. These distributors and retail partners are generally given business terms that allow them to return a portion of inventory, receive credits for changes in selling prices, and participate in various cooperative marketing programs. If sales through indirect channels increase, this may lead to greater difficulty in forecasting the mix of our products and, to a degree, the timing of orders from our customers.

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

SALES TO THE SERVICE PROVIDER MARKET ARE ESPECIALLY VOLATILE, AND WEAKNESS IN SALES ORDERS FROM THIS INDUSTRY MAY HARM OUR OPERATING RESULTS AND FINANCIAL CONDITION

Sales to the service provider market have been characterized by large and often sporadic purchases, especially relating to our router sales and sales of certain of our advanced technologies, in addition to longer sales cycles. We have experienced significant weakness in sales to service providers as market conditions have changed. Sales activity in this industry depends upon the stage of completion of expanding network infrastructures; the availability of funding; and the extent to which service providers are affected by regulatory, economic, and business conditions in the country of operations. Although some service providers may be increasing capital expenditures over the depressed levels that have prevailed over the last few years, weakness in orders from this industry could have a material adverse effect on our business, operating results, and financial condition. Slowdowns in the general economy, overcapacity, changes in the service provider market, regulatory developments and constraints on capital availability have had a material adverse effect on many of our service provider customers, with many of these customers going out of business or substantially reducing their expansion plans. These conditions have materially harmed our business and operating results, and we expect that some or all of these conditions may continue for the foreseeable future. Finally, service provider customers typically have longer implementation cycles; require a broader range of service including design services; demand that vendors take on a larger share of risks; often require acceptance provisions, which can lead to a delay in revenue recognition; and expect financing from vendors. All these factors can add further risk to business conducted with service providers.

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

Manufacturing capacity and component supply constraints could be significant issues for us. We purchase components from a variety of suppliers and use several contract manufacturers to provide manufacturing services for our products. During the normal course of business, in order to improve manufacturing lead time performance and to help assure adequate component supply, we enter into agreements with contract manufacturers and suppliers that either allow them to procure inventory based upon criteria as defined by us or that establish the parameters defining our requirements. In certain instances, these agreements allow us the option to cancel, reschedule, and adjust our requirements based on our business needs prior to firm orders being placed. If we fail to anticipate customer demand properly, an oversupply of parts could result in excess or obsolete components that could adversely affect our gross margins. For additional information regarding our purchase commitments, see Note 8 to the Consolidated Financial Statements in our 2005 Annual Report to Shareholders. A reduction or interruption in supply; a significant increase in the price of one or more components; a failure to adequately authorize procurement of inventory by our contract manufacturers; a failure to appropriately cancel, reschedule, or adjust our requirements based on our business needs; or a decrease in demand for products could materially adversely affect our business, operating results, and financial condition and could materially damage customer relationships. Furthermore, as a result of binding price or purchase commitments with suppliers, we may be obligated to purchase components at prices that are higher than those available in the current market. In the event that we become committed to purchase components at prices in excess of the current market price when the components are actually used, our gross margins could decrease.

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

The markets for our products are characterized by rapidly changing technology, evolving industry standards, new product introductions, and evolving methods of building and operating networks. Our operating results depend on our ability to develop and introduce new products into existing and emerging markets and to reduce the production costs of existing products. We believe that the Internet and the various networks associated with it, including corporate intranets, cable, broadband and dialup networks, and voice and video networks will evolve to include embedded resources and the virtualization of applications and services to produce an integrated, intelligent system, or as we refer to it, an Intelligent Information Network. This is our vision for the evolution of networking from connectivity products to intelligent systems. As such, many of our strategic initiatives and investments are aimed at meeting the requirements that an Intelligent Information Network would demand. The process of developing new technology is complex and uncertain, and if we fail to accurately predict customers’ changing needs and emerging technological trends, our business could be harmed. We must commit significant resources to developing new products before knowing whether our investments will result in products the market will accept. In particular, if our model of the evolution of networking from connectivity products to intelligent systems does not emerge as we believe it will, many of our strategic initiatives and investments may be of no or limited value. Furthermore, we may not execute successfully on that vision because of errors in product planning or timing, technical hurdles that we fail to overcome in a timely fashion, or a lack of appropriate resources. This could result in competitors providing those solutions before we do and loss of market share, net sales and earnings. The success of new products depends on several factors, including proper new product definition, component costs, timely completion and introduction of these products, differentiation of new products from those of our competitors, and market acceptance of these products. There can be no assurance that we will successfully identify new product opportunities, develop and bring new products to market in a timely manner, or achieve market acceptance of our products or that products and technologies developed by others will not render our products or technologies obsolete or noncompetitive. Specifically, the products and technologies that we identify as “advanced technologies” may not prove to have the market success we anticipate, and we may not successfully identify and invest in other advanced technologies.

WE ARE INCREASING OUR INVESTMENT IN ENGINEERING AND SALES ACTIVITIES AND THESE INVESTMENTS MAY ACHIEVE DELAYED, OR LOWER THAN EXPECTED, BENEFITS WHICH COULD HARM OUR OPERATING RESULTS

We intend to continue to add personnel and other resources to both our engineering and sales functions as we focus on developing the next wave of advanced technologies, growing the commercial market segment, capitalizing on our emerging market opportunities, and increasing our market share gains. We are likely to recognize the costs associated with these investments earlier than some of the anticipated benefits, and the return on these investments may be lower, or may develop more slowly, than we expect. If we do not achieve the benefits anticipated from these investments, or if the achievement of these benefits is delayed, our operating results may be adversely affected.

OUR BUSINESS SUBSTANTIALLY DEPENDS UPON THE CONTINUED GROWTH OF THE INTERNET AND INTERNET-BASED SYSTEMS

A substantial portion of our business and revenue depends on growth of the Internet and on the deployment of our products by customers who depend on the continued growth of the Internet. To the extent that an economic slowdown and reduction in capital spending adversely affect spending on Internet infrastructure, we could experience material harm to our business, operating results, and financial condition.

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

We conduct significant sales and customer support operations in countries outside of the United States and also depend on non-U.S. operations of our contract manufacturers and our distribution partners. For fiscal 2005 and fiscal 2004, we derived 48.8% and 49.3% of our net sales, respectively, from sales outside the United States. Accordingly, our future results could be materially adversely affected by a variety of uncontrollable and changing factors, including, among others, foreign currency exchange rates; political or social unrest, economic instability or natural disasters in a specific country or region; environmental and trade protection measures and other regulatory requirements, which may affect our ability to import our products to, export our products from, or sell our products in various countries; political considerations that affect service provider and government spending patterns; health or similar issues, such as the outbreak of Severe Acute Respiratory Syndrome (SARS) in Asia; difficulties in staffing and managing international operations; and adverse tax consequences, including imposition of withholding or other taxes on payments by subsidiaries. Any or all of these factors could have a material adverse impact on our costs, expenses, and financial condition.

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

Our exposure to the credit risks relating to our financing activities described above may increase if there is an economic slowdown. Although we have programs in place that are designed to monitor and mitigate the associated risk, including monitoring of particular risks in certain geographic areas, there can be no assurance that such programs will be effective in reducing our credit risks. There have been significant bankruptcies among customers both on open credit and with loan or lease financing arrangements, particularly among Internet businesses and service providers, causing us to incur economic or financial losses. There can be no assurance that additional losses will not be incurred. Although these losses have not been material to date, future losses, if incurred, could harm our business and have a material adverse effect on our operating results and financial condition. A portion of our sales is derived through our distributors and retail partners. These distributors and retail partners are generally given business terms that allow them to return a portion of inventory, receive credits for changes in selling prices, and participate in various cooperative marketing programs. We maintain estimated accruals and allowances for such business terms. However, distributors tend to have more limited financial resources than other resellers and end-user customers and therefore represent potential sources of increased credit risk because they may be more likely to lack the reserve resources to meet payment obligations.

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

FAILURE TO RETAIN AND RECRUIT KEY PERSONNEL WOULD HARM OUR ABILITY TO MEET KEY OBJECTIVES

Our success has always depended in large part on our ability to attract and retain highly skilled technical, managerial, sales, and marketing personnel. Competition for these personnel is intense, especially in the Silicon Valley area of Northern California. Stock option grants are designed to reward employees for their long-term contributions and provide incentives for them to remain with us. Volatility, lack of positive performance in our stock price or changes to our overall compensation program, including our stock incentive program, may also adversely affect our ability to retain key employees, virtually all of whom have been granted stock options. The loss of services of any of our key personnel, the inability to retain and attract qualified personnel in the future, or delays in hiring required personnel, particularly engineering and sales personnel, could make it difficult to meet key objectives, such as timely and effective product introductions. In addition, companies in the networking industry whose employees accept positions with competitors frequently claim that competitors have engaged in improper hiring practices. We have received these claims in the past and may receive additional claims to this effect in the future.

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

CHANGES IN EFFECTIVE TAX RATES OR ADVERSE OUTCOMES RESULTING FROM EXAMINATION OF OUR INCOME TAX RETURNS COULD ADVERSELY AFFECT OUR RESULTS

Our future effective tax rates could be adversely affected by earnings being lower than anticipated in countries where we have lower statutory rates and higher than anticipated in countries where we have higher statutory rates, by changes in the valuation of our deferred tax assets and liabilities, or by changes in tax laws, regulations, accounting principles or interpretations thereof. In addition, we are subject to the continuous examination of our income tax returns by the Internal Revenue Service and other tax authorities. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes. There can be no assurance that the outcomes from these continuous examinations will not have an adverse effect on our operating results and financial condition.

In July 2005, the FASB issued an Exposure Draft of a proposed Interpretation “Accounting for Uncertain Tax Positions—an interpretation of FASB Statement No. 109.” The proposed Interpretation proposes changes to the current accounting for uncertain tax positions. While we cannot predict with certainty the rules in the final Interpretation, there is risk that the final Interpretation could result in a cumulative effect charge to earnings upon adoption, increases in future effective tax rates, and/or increases in future interperiod effective tax rate volatility.

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

MANMADE PROBLEMS SUCH AS COMPUTER VIRUSES OR TERRORISM MAY DISRUPT OUR OPERATIONS AND HARM OUR OPERATING RESULTS

Despite our implementation of network security measures, our servers are vulnerable to computer viruses, break-ins, and similar disruptions from unauthorized tampering with our computer systems. Any such event could have a material adverse effect on our business, operating results, and financial condition. Efforts to limit the ability of malicious third parties to disrupt the operations of the Internet or undermine our own security efforts may meet with resistance. In addition, the continued threat of terrorism and heightened security and military action in response to this threat, or any future acts of terrorism, may cause further disruptions to the economies of the U.S. and other countries and create further uncertainties or otherwise materially harm our business, operating results, and financial condition. Similarly, events such as widespread blackouts could have similar negative impacts. To the extent that such disruptions or uncertainties result in delays or cancellations of customer orders or the manufacture or shipment of our products, our business, operating results, and financial condition could be materially and adversely affected.

WE ARE EXPOSED TO FLUCTUATIONS IN THE MARKET VALUES OF OUR PORTFOLIO INVESTMENTS AND IN INTEREST RATES; IMPAIRMENT OF OUR INVESTMENTS COULD HARM OUR EARNINGS

We maintain an investment portfolio of various holdings, types, and maturities. These securities are generally classified as available-for-sale and, consequently, are recorded on the Consolidated Balance Sheets at fair value with unrealized gains or losses reported as a separate component of accumulated other comprehensive income (loss), net of tax. Part of this portfolio includes equity investments in publicly traded companies, the values of which are subject to market price volatility to the extent unhedged. If there is an economic slowdown which adversely affects the public equities market, we may recognize in earnings the decline in fair value of our publicly traded equity investments below the cost basis when the decline is judged to be other-than-temporary. For information regarding the sensitivity of and risks associated with the market value of portfolio investments and interest rates, refer to the section titled “Quantitative and Qualitative Disclosures About Market Risk” included in our 2005 Annual Report to Shareholders, which section is incorporated by reference into this report. Our investments in private companies are subject to risk of loss of investment capital. These investments are inherently risky because the markets for the technologies or products they have under development are typically in the early stages and may never materialize. We could lose our entire investment in these companies.

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

OUR STOCK PRICE MAY CONTINUE TO BE VOLATILE

Our common stock has experienced substantial price volatility, particularly as a result of variations between our actual financial results and the published expectations of analysts and as a result of announcements by our competitors and us. Furthermore, speculation in the press or investment community about our strategic position, financial condition, results of operations, business, security of our products or significant transactions can cause changes in our stock price. In addition, the stock market has experienced extreme price and volume fluctuations that have affected the market price of many technology companies, in particular, and that have often been unrelated to the operating performance of these companies. These factors, as well as general economic and political conditions, may materially adversely affect the market price of our common stock in the future. Additionally, volatility, lack of positive performance in our stock price or changes to our overall compensation program including our stock incentive program may adversely affect our ability to retain key employees, virtually all of whom are compensated, in part, based on the performance of our stock price.

Executive Officers of the Registrant

The following table shows the name, age and position of each of our executive officers as of August 31, 2005:

Name	Age	Position
Larry R. Carter	62

Senior Vice President, Office of the President, and Director

Mr. Carter has been a member of the Board of Directors since July 2000. He joined Cisco in January 1995 as Vice President of Finance and Administration, Chief Financial Officer, and Secretary. In July 1997, he was promoted to Senior Vice President of Finance and Administration, Chief Financial Officer, and Secretary. In May 2003, upon his retirement as Chief Financial Officer and Secretary, he was appointed to his current position. Before joining Cisco, he was employed by Advanced Micro Devices, Inc. as Vice President and Corporate Controller. Mr. Carter also currently serves on the board of directors of QLogic Corporation.

John T. Chambers	56

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

Name	Age	Position
Mark Chandler	49

Vice President, Legal Services, General Counsel and Secretary

Mr. Chandler joined Cisco in July 1996, upon Cisco’s acquisition of StrataCom, Inc., where he served as General Counsel. He served as Cisco’s Managing Attorney for Europe, the Middle East, and Africa from December 1996 until June 1999, as Director, Worldwide Legal Operations from June 1999 until February 2001, and was promoted to Vice President, Worldwide Legal Services in February 2001. In October 2001, he was promoted to Vice President, Legal Services and General Counsel. In May 2003, he was also appointed Secretary. Before joining StrataCom, he had served as Vice President, Corporate Development and General Counsel of Maxtor Corporation.

Charles H. Giancarlo	47

Senior Vice President, Chief Development Officer

Mr. Giancarlo joined Cisco in December 1994 as Director of Business Development. He was promoted to Vice President in September 1995. He was Vice President of Global Alliances from April 1997 to April 1999 and promoted to Senior Vice President in April 1998. In April 1999, he was promoted to Senior Vice President, Commercial Line of Business. In August 2001, he was promoted to Senior Vice President and General Manager of the Access, Aggregation, Ethernet Switching, and Wireless Groups. In May 2002, he was promoted to Senior Vice President of the Switching, Voice and Storage Groups. In June 2003, he also became the President of Cisco-Linksys LLC. In August 2004, he was promoted to Chief Technology Officer. At the end of July 2005, he was promoted to his current position, and he currently co-chairs the Cisco Enterprise Business Council and serves as President of Cisco-Linksys LLC. Before joining Cisco, he served as Vice President of Marketing with Kalpana Corporation from July 1993 until Kalpana was acquired by Cisco in December 1994.

Richard J. Justice	55

Senior Vice President, Worldwide Field Operations

Mr. Justice joined Cisco in December 1996 as Senior Vice President of the Americas. In February 2000, he was promoted to his current position. Before joining Cisco, Mr. Justice spent 22 years at Hewlett-Packard Company where, in his last role, he was responsible for Worldwide Enterprise Sales and Marketing.

Randy Pond	51

Senior Vice President, Operations, Processes, and Systems

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

Name	Age	Position
Dennis D. Powell	57

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

Betsy Rafael	44

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

James Richardson	48

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

For additional information regarding obligations under leases, see Note 8 to the Consolidated Financial Statements in our 2005 Annual Report to Shareholders, which is incorporated by reference herein. For additional information regarding properties by operating segment, see Note 12 to the Consolidated Financial Statements in our 2005 Annual Report to Shareholders, which is incorporated by reference herein.

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

Beginning on April 23, 2001, a number of purported shareholder derivative lawsuits were filed in the Superior Court of California, County of Santa Clara, in the Superior Court of California, County of San Mateo and in the United States District Court for the Northern District of California. These actions were later consolidated. The complaints included claims for breach of fiduciary duty, waste of corporate assets, mismanagement, unjust enrichment, and violations of the California Corporations Code; sought compensatory damages, disgorgement, and other relief; and were based on essentially the same allegations as the class actions. On March 22, 2005, the Superior Court approved a comprehensive settlement of all of these derivative claims, which provided for dismissal with prejudice of all of plaintiffs’ claims, reimbursement of a portion of plaintiffs’ attorneys’ fees and agreement to maintain certain of our policies and consider others.

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

In addition, we were subject to patent claims asserted by Storage Technology Corporation against us on December 10, 1999. Claims related to one patent were dismissed, and a trial relating to claims related to a second patent commenced May 19, 2005 in the Federal District Court for the Northern District of California. The claims which were the subject of the trial included an assertion that NetFlow Feature Acceleration infringed United States Patent No. 5,842,040, and included demands for damages and injunctive relief. On June 7, 2005, the court entered judgment in our favor when the jury returned a verdict finding no infringement by us and that the patent claims at issue in the case were invalid.

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

(a) On May 20, 2005, we issued an aggregate of 1,595,984 shares of our common stock in connection with the acquisition of Vihana, Inc. The offer and sale of the securities were effected without registration in reliance on the exemption afforded by Section 3(a)(10) of the Securities Act of 1933, as amended. The issuance was approved, after a hearing upon the fairness of the terms and conditions of the transaction, by the California Department of Corporations.

The remainder of the information required by this item is incorporated by reference to page 71 of our 2005 Annual Report to Shareholders.

(b) None.

(c) Issuer Purchases of Equity Securities (in millions, except per-share amounts)

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares That May Yet Be Purchased under the Plans or Programs(1)
May 1, 2005 to May 28, 2005	43	$18.57	43	$9,542
May 29, 2005 to June 25, 2005	39	$19.53	39	$8,772
June 26, 2005 to July 30, 2005	48	$19.35	48	$7,847

Total	130	$19.14	130

(1)	In September 2001, our Board of Directors authorized a stock repurchase program. As of July 30, 2005, our Board of Directors has authorized the repurchase of up to $35 billion of common stock under this program. During fiscal 2005, we repurchased and retired 540 million shares of our common stock at an average price of $18.95 per share for an aggregate purchase price of $10.2 billion. As of July 30, 2005, we had repurchased and retired 1.5 billion shares of our common stock at an average price of $18.15 per share for an aggregate purchase price of $27.2 billion since inception of the stock repurchase program, and the remaining authorized amount for stock repurchases under this program was $7.8 billion with no termination date.

ITEM 6. Selected Financial Data

The information required by this item is incorporated by reference to page 18 of our 2005 Annual Report to Shareholders.

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information required by this item is incorporated by reference to pages 19 to 36 of our 2005 Annual Report to Shareholders.

ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk

The information required by this item is incorporated by reference to pages 37 to 39 of our 2005 Annual Report to Shareholders.

ITEM 8. Financial Statements and Supplementary Data

The information required by this item is incorporated by reference to pages 40 to 71 of our 2005 Annual Report to Shareholders.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

None.

ITEM 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

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

Internal Control Over Financial Reporting

Management’s report on our internal control over financial reporting and the report of our independent registered public accounting firm are incorporated by reference to the portion of page 16 under the caption “Management’s Report on Internal Control Over Financial Reporting” and the portion of page 17 under the caption “Internal Control Over Financial Reporting,” respectively, of our 2005 Annual Report to Shareholders.

There was no change in our internal control over financial reporting during our fourth quarter of fiscal 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	Other Information

None.

PART III

ITEM 10. Directors and Executive Officers of the Registrant

The information required by this item relating to our directors and nominees, and regarding compliance with Section 16(a) of the Securities Act of 1934, is included under the captions “Proposal No. 1: Election of Directors” and “Ownership of Securities—Section 16(a) Beneficial Ownership Reporting Compliance” in our Proxy Statement related to the 2005 Annual Meeting of Shareholders and is incorporated herein by reference.

Pursuant to General Instruction G(3) of Form 10-K, the information required by this item relating to our executive officers is included under the caption “Executive Officers of the Registrant” in Part I of this report.

We have adopted a code of ethics that applies to our principal executive officer and all members of our finance department, including the principal financial officer and principal accounting officer. This code of ethics, which consists of the “Special Ethics Obligations for Employees with Financial Reporting Responsibilities” section of our Code of Business Conduct that applies to employees generally, is posted on our Website. The Internet address for our Website is www.cisco.com, and the code of ethics may be found from our main Web page by clicking first on “About Cisco” and then on “Corporate Governance” under “Investor Relations,” next on “Code of Business Conduct,” and finally on “Special Ethics Obligations for Employees with Financial Reporting Responsibilities.”

We intend to satisfy any disclosure requirement under Item 5.05 of Form 8-K regarding an amendment to, or waiver from, a provision of this code of ethics by posting such information on our Website, at the address and location specified above.

ITEM 11. Executive Compensation

The information required by this item is included under the captions “Proposal No. 1: Election of Directors—Director Compensation” and “Executive Compensation and Related Information” in our Proxy Statement related to the 2005 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item relating to security ownership of certain beneficial owners and management is included under the caption “Ownership of Securities,” and the information required by this item relating to securities authorized for issuance under equity compensation plans is included under the caption “Proposal No. 2: Approval of the 2005 Stock Incentive Plan—Equity Compensation Plan Information,” in each case in our Proxy Statement related to the 2005 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 13. Certain Relationships and Related Transactions

None.

ITEM 14. Principal Accountant Fees and Services

The information required by this item is included under the captions “Proposal No. 3: Ratification of Independent Registered Public Accounting Firm—Principal Accountant Fees and Services” and “Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Registered Public Accounting Firm” in our Proxy Statement related to the 2005 Annual Meeting of Shareholders and is incorporated herein by reference.

PART IV

ITEM 15. Exhibits and Financial Statement Schedules

(a) 1.	Financial Statements

The Index to Financial Statements and Financial Statement Schedule on page 31 is incorporated herein by reference as the list of financial statements required as part of this report.

2.	Financial Statement Schedule

The Index to Financial Statements and Financial Statement Schedule on page 31 is incorporated herein by reference as the list of financial statement schedules required as part of this report.

3.	Exhibits

The exhibit list in the Index to Exhibits is incorporated herein by reference as the list of exhibits required as part of this report.

INDEX TO FINANCIAL STATEMENTS

AND FINANCIAL STATEMENT SCHEDULE

Item 15(a)

	Page
	Form 10-K	2005 Annual Report to Shareholders
Management’s Report on Internal Control Over Financial Reporting		16
Report of Independent Registered Public Accounting Firm		17

Consolidated Statements of Operations for each of the three years in the period ended July 30, 2005		40

Consolidated Balance Sheets at July 30, 2005 and July 31, 2004		41

Consolidated Statements of Cash Flows for each of the three years in the period ended July 30, 2005		42

Consolidated Statements of Shareholders’ Equity for each of the three years in the period ended July 30, 2005		43

Notes to Consolidated Financial Statements		44-70

Supplementary Financial Data (Unaudited) and Stock Market Information

Fiscal 2005 and 2004 by Quarter		71

Financial Statement Schedule

Schedule II Valuation and Qualifying Accounts	32

Report of Independent Registered Public Accounting Firm	33

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

(in millions)

	Allowance for Doubtful Accounts	Allowance for Inventory	Liability for Purchase Commitments
Year ended July 26, 2003:
Balance at beginning of fiscal year	$335	$226	$238
(Credited) charged to expenses or other accounts	(59)	70	3
Deductions	(93)	(174)	(142)

Balance at end of fiscal year	$183	$122	$99

Year ended July 31, 2004:
Balance at beginning of fiscal year	$183	$122	$99
Charged to expenses or other accounts	19	205	46
Deductions	(23)	(188)	(4)

Balance at end of fiscal year	$179	$139	$141

Year ended July 30, 2005:
Balance at beginning of fiscal year	$179	$139	$141
Charged to expenses or other accounts	—	221	12
Deductions	(17)	(201)	(46)

Balance at end of fiscal year	$162	$159	$107

The liability for purchase commitments is reported as other accrued liabilities on the Consolidated Balance Sheets.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

ON FINANCIAL STATEMENT SCHEDULE

To the Board of Directors and Shareholders of Cisco Systems, Inc.:

Our audits of the consolidated financial statements referred to in our report dated September 16, 2005 appearing in the 2005 Annual Report to Shareholders of Cisco Systems, Inc. (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the financial statement schedule listed in Item 15(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/    PRICEWATERHOUSECOOPERS LLP

San Jose, California

September 16, 2005

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

September 16, 2005	CISCO SYSTEMS, INC.

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

Signature	Title	Date

/s/ JOHN T. CHAMBERS John T. Chambers	President and Chief Executive Officer and Director (Principal Executive Officer)	September 16, 2005

/s/ DENNIS D. POWELL Dennis D. Powell	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	September 16, 2005

/s/ BETSY RAFAEL Betsy Rafael	Vice President, Corporate Controller, and Principal Accounting Officer (Principal Accounting Officer)	September 16, 2005

/s/ JOHN P. MORGRIDGE John P. Morgridge	Chairman of the Board and Director	September 16, 2005

Donald T. Valentine	Vice Chairman of the Board and Director

/s/ CAROL A. BARTZ Carol A. Bartz	Director	September 16, 2005

/s/ M. MICHELE BURNS M. Michele Burns	Director	September 16, 2005

Signature	Title	Date

/s/ LARRY R. CARTER Larry R. Carter	Director	September 16, 2005

/s/ DR. JAMES F. GIBBONS Dr. James F. Gibbons	Director	September 16, 2005

/s/ DR. JOHN L. HENNESSY Dr. John L. Hennessy	Director	September 16, 2005

Richard M. Kovacevich	Director

/s/ RODERICK C. MCGEARY Roderick C. McGeary	Director	September 16, 2005

/s/ JAMES C. MORGAN James C. Morgan	Director	September 16, 2005

/s/ STEVEN M. WEST Steven M. West	Director	September 16, 2005

Jerry Yang	Director

INDEX TO EXHIBITS

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed Herewith
		Form	File No.	Exhibit	Filing Date
3.1	Restated Articles of Incorporation of Cisco Systems, Inc., as currently in effect	S-3	333-56004	4.1	2/21/2001

3.2	Amended and Restated Bylaws of Cisco Systems, Inc., as currently in effect	10-Q	000-18225	3.2	11/17/2003

10.1*	Cisco Systems, Inc. Amended and Restated 1996 Stock Incentive Plan (including related form agreements)	10-K	000-18225	10.1	9/20/2004

10.2*	1997 Supplemental Stock Incentive Plan (including related form agreements)	10-K	000-18225	10.2	9/10/2003

10.3*	Professional and Leadership Incentive Plan—Fiscal Year 2005	10-K	000-18225	10.4	9/20/2004

10.4*	Cisco Systems, Inc. Employee Stock Purchase Plan (including Sub-plan, the International Employee Stock Purchase Plan)	10-Q	000-18225	10.4	11/17/2003

10.5*	Notice of Grant of Stock Option and Stock Option Agreement between John T. Chambers and Cisco Systems, Inc.	10-K	000-18225	10.6	9/20/2004

10.6*	Form of Officer Indemnification Agreement	10-K	000-18225	10.7	9/20/2004

10.7*	Form of Director Indemnification Agreement	10-K	000-18225	10.8	9/20/2004

13.1	Pages 16 to 71 of the Registrant’s 2005 Annual Report to Shareholders					X

21.1	Subsidiaries of the Registrant					X

23.1	Consent of Independent Registered Public Accounting Firm					X

24.1	Power of Attorney (included on page 34 of this Annual Report on Form 10-K)					X

31.1	Rule 13a–14(a)/15d–14(a) Certification of Principal Executive Officer					X

31.2	Rule 13a–14(a)/15d–14(a) Certification of Principal Financial Officer					X

32.1	Section 1350 Certification of Principal Executive Officer					X

32.2	Section 1350 Certification of Principal Financial Officer					X

*	Indicates a management contract or compensatory plan or arrangement.