Form 10-Q
period 2005-10-29
CISCO SYSTEMS INC
filed 2005-11-23
CIK 858877

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 29, 2005

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

As of November 21, 2005, 6,142,546,592 shares of the registrant’s common stock were outstanding.

Cisco Systems, Inc.

FORM 10-Q for the Quarter Ended October 29, 2005

PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements (Unaudited)

Cisco Systems, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in millions, except per-share amounts)

(Unaudited)

	Three Months Ended
	October 29, 2005	October 30, 2004
NET SALES:
Product	$5,491	$5,033
Service	1,059	938

Total net sales	6,550	5,971

COST OF SALES:
Product	1,751	1,646
Service	389	310

Total cost of sales	2,140	1,956

GROSS MARGIN	4,410	4,015
OPERATING EXPENSES:
Research and development	996	805
Sales and marketing	1,453	1,120
General and administrative	278	230
Amortization of purchased intangible assets	59	60
In-process research and development	2	12

Total operating expenses	2,788	2,227

OPERATING INCOME	1,622	1,788
Interest income	154	130
Other income (loss), net	(17)	40

Interest and other income, net	137	170

INCOME BEFORE PROVISION FOR INCOME TAXES	1,759	1,958
Provision for income taxes	498	562

NET INCOME	$1,261	$1,396

Net income per share — basic	$0.20	$0.21

Net income per share — diluted	$0.20	$0.21

Shares used in per-share calculation — basic	6,245	6,635

Shares used in per-share calculation — diluted	6,340	6,773

See Notes to Consolidated Financial Statements. Net income for the first quarter of fiscal 2006 included stock-based compensation expense under SFAS 123(R) of $253 million, net of tax, which consisted of stock-based compensation expense of $228 million, net of tax, related to employee stock options and employee stock purchases and stock-based compensation expense of $25 million, net of tax, related to acquisitions and investments. Net income for the first quarter of fiscal 2005 included stock-based compensation expense of $38 million, net of tax, related to acquisitions and investments. There was no stock-based compensation expense related to employee stock options and employee stock purchases under SFAS 123 in the first quarter of fiscal 2005 because the Company did not adopt the recognition provisions of SFAS 123. Net income including pro forma stock-based compensation expense as previously disclosed in the notes to the Consolidated Financial Statements for the first quarter of fiscal 2005 was $1.1 billion or $0.17 per diluted share. See Note 9 to the Consolidated Financial Statements for additional information.

Cisco Systems, Inc.

CONSOLIDATED BALANCE SHEETS

(in millions, except par value)

(Unaudited)

	October 29, 2005	July 30, 2005
ASSETS
Current assets:
Cash and cash equivalents	$1,704	$4,742
Investments	11,786	11,313
Accounts receivable, net of allowance for doubtful accounts of $173 at October 29, 2005 and $162 at July 30, 2005	2,342	2,216
Inventories	1,318	1,297
Deferred tax assets	1,410	1,475
Prepaid expenses and other current assets	1,193	967

Total current assets	19,753	22,010
Property and equipment, net	3,335	3,320
Goodwill	5,412	5,295
Purchased intangible assets, net	548	549
Other assets	2,707	2,709

TOTAL ASSETS	$31,755	$33,883

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$721	$735
Income taxes payable	1,462	1,511
Accrued compensation	1,193	1,317
Deferred revenue	3,716	3,854
Other accrued liabilities	2,144	2,094

Total current liabilities	9,236	9,511
Deferred revenue	1,078	1,188

Total liabilities	10,314	10,699

Minority interest	4	10
Shareholders’ equity:
Preferred stock, no par value: 5 shares authorized; none issued and outstanding	—	—
Common stock and additional paid-in capital, $0.001 par value: 20,000 shares authorized; 6,154 and 6,331 shares issued and outstanding at October 29, 2005 and July 30, 2005, respectively	22,261	22,394
Retained earnings (Accumulated deficit)	(1,046)	506
Accumulated other comprehensive income	222	274

Total shareholders’ equity	21,437	23,174

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$31,755	$33,883

See Notes to Consolidated Financial Statements.

Cisco Systems, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

(Unaudited)

	Three Months Ended
	October 29, 2005	October 30, 2004
Cash flows from operating activities:
Net income	$1,261	$1,396
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	258	251
Stock-based compensation expense related to employee stock options and employee stock purchases	317	—
Stock-based compensation expense related to acquisitions and investments	28	40
Provision for doubtful accounts	11	—
Provision for inventory	47	62
Deferred income taxes	125	74
Tax benefits from employee stock option plans	—	48
Excess tax benefits from stock-based compensation	(40)	—
In-process research and development	2	12
Net (gains) losses and impairment charges on investments	11	(44)
Change in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(135)	37
Inventories	(65)	(63)
Prepaid expenses and other current assets	(41)	(10)
Lease receivables, net	(26)	(52)
Accounts payable	(14)	16
Income taxes payable	4	188
Accrued compensation	(124)	(283)
Deferred revenue	(248)	(241)
Other accrued liabilities	31	28

Net cash provided by operating activities	1,402	1,459

Cash flows from investing activities:
Purchases of investments	(7,973)	(5,172)
Proceeds from sales and maturities of investments	7,335	6,537
Acquisition of property and equipment	(215)	(159)
Acquisition of businesses, net of cash and cash equivalents	(122)	(229)
Change in investments in privately held companies	(18)	(48)
Purchase of minority interest of Cisco Systems, K.K. (Japan)	(25)	—
Other	(105)	70

Net cash (used in) provided by investing activities	(1,123)	999

Cash flows from financing activities:
Issuance of common stock	136	96
Repurchase of common stock	(3,500)	(3,001)
Excess tax benefits from stock-based compensation	40	—
Other	7	34

Net cash used in financing activities	(3,317)	(2,871)

Net decrease in cash and cash equivalents	(3,038)	(413)
Cash and cash equivalents, beginning of period	4,742	3,722

Cash and cash equivalents, end of period	$1,704	$3,309

See Notes to Consolidated Financial Statements.

Cisco Systems, Inc.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(in millions)

(Unaudited)

Three Months Ended October 30, 2004	Shares of Common Stock	Common Stock and Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Shareholders’ Equity
BALANCE AT JULY 31, 2004	6,735	$22,450	$3,164	$212	$25,826
Net income	—	—	1,396	—	1,396
Change in unrealized gains and losses on investments, net of tax	—	—	—	85	85
Other	—	—	—	62	62

Comprehensive income					1,543

Issuance of common stock	12	96	—	—	96
Repurchase of common stock	(156)	(520)	(2,481)	—	(3,001)
Tax benefits from employee stock option plans	—	48	—	—	48
Purchase acquisitions	—	37	—	—	37
Stock-based compensation related to acquisitions and investments	—	40	—	—	40

BALANCE AT OCTOBER 30, 2004	6,591	$22,151	$2,079	$359	$24,589

Three Months Ended October 29, 2005	Shares of Common Stock	Common Stock and Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income	Total Shareholders’ Equity
BALANCE AT JULY 30, 2005	6,331	$22,394	$506	$274	$23,174
Net income	—	—	1,261	—	1,261
Change in unrealized gains and losses on investments, net of tax	—	—	—	(67)	(67)
Other	—	—	—	15	15

Comprehensive income					1,209

Issuance of common stock	16	136	—	—	136
Repurchase of common stock	(194)	(687)	(2,813)	—	(3,500)
Tax benefits from employee stock option plans	—	55	—	—	55
Purchase acquisitions	1	24	—	—	24
Stock-based compensation expense related to employee stock options and employee stock purchases	—	311	—	—	311
Stock-based compensation expense related to acquisitions and investments	—	28	—	—	28

BALANCE AT OCTOBER 29, 2005	6,154	$22,261	$(1,046)	$222	$21,437

Supplemental Information

In September 2001, the Company’s Board of Directors authorized a stock repurchase program. As of October 29, 2005, the Company’s Board of Directors has authorized the repurchase of up to $35 billion of common stock under this program. For additional information regarding stock repurchases, see Note 8 to the Consolidated Financial Statements. The purchase price of shares of common stock repurchased was reflected as (i) a reduction to retained earnings until retained earnings were zero and then as an increase to accumulated deficit and (ii) a reduction of common stock and additional paid-in capital. Issuance of common stock and the tax benefit related to employee stock option plans are recorded in shareholders’ equity as an increase to common stock and additional paid-in capital. The stock repurchases since the inception of this program are summarized in the table below (in millions):

	Shares of Common Stock	Common Stock and Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income	Total Shareholders’ Equity
Repurchases of common stock	1,690	$5,389	$25,264	$—	$30,653

See Notes to Consolidated Financial Statements.

Cisco Systems, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.    DESCRIPTION OF BUSINESS

Cisco Systems, Inc. (the “Company” or “Cisco”) manufactures and sells networking and communications products and provides services associated with that equipment and its use. The Company’s products are installed at corporations, public institutions, telecommunication companies, and commercial businesses and are also found in personal residences. Cisco provides a broad line of products for transporting data, voice, and video within buildings, across campuses, and around the world.

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Fiscal Year

The Company’s fiscal year is the 52 or 53 weeks ending on the last Saturday in July. Fiscal 2006 and fiscal 2005 are 52-week fiscal years.

Basis of Presentation

The accompanying financial data as of October 29, 2005 and for the three months ended October 29, 2005 and October 30, 2004 has been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. The July 30, 2005 Consolidated Balance Sheet was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and the notes thereto, included in the Company’s Annual Report on Form 10-K for the fiscal year ended July 30, 2005.

In the opinion of management, all adjustments (which include normal recurring adjustments, except as disclosed herein) necessary to present a fair statement of financial position as of October 29, 2005, results of operations, cash flows, and shareholders’ equity for the three months ended October 29, 2005 and October 30, 2004, as applicable, have been made. The results of operations for the three months ended October 29, 2005 are not necessarily indicative of the operating results for the full fiscal year or any future periods.

Stock-Based Compensation Expense

On July 31, 2005, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment,” (“SFAS 123(R)”) which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors including employee stock options and employee stock purchases related to the Employee Stock Purchase Plan (“employee stock purchases”) based on estimated fair values. SFAS 123(R) supersedes the Company’s previous accounting under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) for periods beginning in fiscal 2006. In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 (“SAB 107”) relating to SFAS 123(R). The Company has applied the provisions of SAB 107 in its adoption of SFAS 123(R).

The Company adopted SFAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of July 31, 2005, the first day of the Company’s fiscal year 2006. The Company’s Consolidated Financial Statements as of and for the three months ended October 29, 2005 reflect the impact of SFAS 123(R). In accordance with the modified prospective transition method, the Company’s Consolidated Financial Statements for prior periods have not been restated to reflect, and do not include, the

Cisco Systems, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

impact of SFAS 123(R). Stock-based compensation expense recognized under SFAS 123(R) for the three months ended October 29, 2005 was $345 million which consisted of stock-based compensation expense related to employee stock options and employee stock purchases of $317 million and stock-based compensation expense related to acquisitions and investments of $28 million. Stock-based compensation expense of $40 million for the three months ended October 30, 2004 was related to acquisitions and investments which the Company had been recognizing under previous accounting standards. There was no stock-based compensation expense related to employee stock options and employee stock purchases recognized during the three months ended October 30, 2004. See Note 9 for additional information.

SFAS 123(R) requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company’s Consolidated Statement of Operations. Prior to the adoption of SFAS 123(R), the Company accounted for stock-based awards to employees and directors using the intrinsic value method in accordance with APB 25 as allowed under Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). Under the intrinsic value method, no stock-based compensation expense had been recognized in the Company’s Consolidated Statement of Operations, other than as related to acquisitions and investments, because the exercise price of the Company’s stock options granted to employees and directors equaled the fair market value of the underlying stock at the date of grant.

Stock-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. Stock-based compensation expense recognized in the Company’s Consolidated Statement of Operations for the first quarter of fiscal 2006 included compensation expense for share-based payment awards granted prior to, but not yet vested as of July 30, 2005 based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123 and compensation expense for the share-based payment awards granted subsequent to July 30, 2005 based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). In conjunction with the adoption of SFAS 123(R), the Company changed its method of attributing the value of stock-based compensation to expense from the accelerated multiple-option approach to the straight-line single option method. Compensation expense for all share-based payment awards granted on or prior to July 30, 2005 will continue to be recognized using the accelerated multiple-option approach while compensation expense for all share-based payment awards granted subsequent to July 30, 2005 is recognized using the straight-line single-option method. As stock-based compensation expense recognized in the Consolidated Statement of Operations for the first quarter of fiscal 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In the Company’s pro forma information required under SFAS 123 for the periods prior to fiscal 2006, the Company accounted for forfeitures as they occurred.

Upon adoption of SFAS 123(R), the Company also changed its method of valuation for share-based awards granted beginning in fiscal 2006 to a lattice-binomial option-pricing model (“lattice-binomial model”) from the Black-Scholes option-pricing model (“Black-Scholes model”) which was previously used for the Company’s pro forma information required under SFAS 123. For additional information, see Note 9. The Company’s determination of fair value of share-based payment awards on the date of grant using an option-pricing model is affected by the Company’s stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to the Company’s expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviors. Option-pricing models were developed for use in estimating the value of traded options that have no vesting or hedging

Cisco Systems, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

restrictions and are fully transferable. Because the Company’s employee stock options have certain characteristics that are significantly different from traded options, and because changes in the subjective assumptions can materially affect the estimated value, in management’s opinion, the existing valuation models may not provide an accurate measure of the fair value of the Company’s employee stock options. Although the fair value of employee stock options is determined in accordance with SFAS 123(R) and SAB 107 using an option-pricing model, that value may not be indicative of the fair value observed in a willing buyer/willing seller market transaction.

On November 10, 2005, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position No. FAS 123(R)-3 “Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards.” The Company has elected to adopt the alternative transition method provided in the FASB Staff Position for calculating the tax effects of stock-based compensation pursuant to SFAS 123(R). The alternative transition method includes simplified methods to establish the beginning balance of the additional paid-in capital pool (“APIC pool”) related to the tax effects of employee stock-based compensation, and to determine the subsequent impact on the APIC pool and Consolidated Statements of Cash Flows of the tax effects of employee stock-based compensation awards that are outstanding upon adoption of SFAS 123(R).

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

Statement of Financial Accounting Standards No. 128, “Earnings per Share,” requires that employee equity share options, nonvested shares and similar equity instruments granted by the Company be treated as potential common shares outstanding in computing diluted earnings per share. Diluted shares outstanding include the dilutive effect of in-the-money options which is calculated based on the average share price for each fiscal period using the treasury stock method. Under the treasury stock method, the amount the employee must pay for exercising stock options, the amount of compensation cost for future service that the Company has not yet recognized, and the amount of benefits that would be recorded in additional paid-in capital when the award becomes deductible are assumed to be used to repurchase shares.

Reclassifications

Certain reclassifications have been made to prior-period balances in order to conform to the current period’s presentation.

3.    BUSINESS COMBINATIONS

Purchase Acquisitions

During the first quarter of fiscal 2006, the Company completed the following acquisitions:

•	Acquisition of KiSS Technology A/S to develop networked entertainment products for the consumer

•	Purchase of the assets of Nemo Systems, Inc. to provide technology in the network memory space that is designed to allow customers to scale network systems and line card bandwidth while reducing the overall cost of networking systems

Cisco Systems, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

•	Acquisition of Sheer Networks, Inc. to provide technology that is designed to adapt to network changes, scale to large networks, and help extend new technologies and services to simplify the task of monitoring and maintaining complex networks

A summary of the acquisitions is as follows for the three months ended October 29, 2005 (in millions):

Acquisition	Shares Issued	Purchase Consideration	Assumed Liabilities	In-Process R&D Expense	Goodwill	Purchased Intangible Assets
KiSS Technology A/S	1	$51	$18	$2	$39	$19
Nemo Systems, Inc.	—	5	1	—	—	10
Sheer Networks, Inc.	—	96	7	—	56	29

Total	1	$152	$26	$2	$95	$58

Under the terms of the definitive agreements, the purchase consideration for the acquisitions in the first quarter of fiscal 2006 consisted of cash and shares of Cisco common stock and stock options assumed. The Consolidated Financial Statements include the operating results of each business from the date of acquisition. Pro forma results of operations have not been presented because the effects of these acquisitions, individually or in the aggregate, were not material to the Company’s results.

In-Process Research and Development

The Company’s methodology for allocating the purchase price for purchase acquisitions to in-process research and development (“in-process R&D”) is determined through established valuation techniques in the high-technology communications equipment industry. In-process R&D is expensed upon acquisition because technological feasibility has not been established and no future alternative uses exist. Total in-process R&D expense was $2 million and $12 million for the three months ended October 29, 2005 and October 30, 2004, respectively.

Purchased Intangible Assets

The following table presents details of the purchased intangible assets acquired during the three months ended October 29, 2005 (in millions, except years):

	TECHNOLOGY		CUSTOMER RELATIONSHIPS		OTHER		Total
Acquisition	Estimated Useful Life (in Years)	Amount	Estimated Useful Life (in Years)	Amount	Estimated Useful Life (in Years)	Amount
KiSS Technology A/S	4.5	$11	5.5	$6	5.0	$2	$19
Nemo Systems, Inc.	4.5	10	—	—	—	—	10
Sheer Networks, Inc.	4.5	16	6.0	11	4.5	2	29

Total		$37		$17		$4	$58

Cisco Systems, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following tables present details of the Company’s total purchased intangible assets (in millions):

October 29, 2005	Gross	Accumulated Amortization	Net
Technology	$825	$(448)	$377
Customer relationships	205	(66)	139
Trade names	66	(39)	27
Other	68	(63)	5

Total	$1,164	$(616)	$548

July 30, 2005	Gross	Accumulated Amortization	Net
Technology	$880	$(501)	$379
Customer relationships	188	(53)	135
Trade names	64	(35)	29
Other	66	(60)	6

Total	$1,198	$(649)	$549

The estimated future amortization expense of purchased intangible assets as of October 29, 2005 is as follows (in millions):

Fiscal Year	Amount
2006 (remaining nine months)	$137
2007	153
2008	118
2009	77
2010	34
Thereafter	29

Total	$548

Goodwill

Beginning in fiscal 2006, the Company’s reportable segments were changed to the following theaters: United States and Canada, European Markets, Emerging Markets, Asia Pacific, and Japan. As a result, the Company reallocated the goodwill at July 31, 2005 to these reportable segments. In the first quarter of fiscal 2006, the Company purchased the remaining portion of the minority interest of Cisco Systems, K.K. (Japan) and recorded goodwill of $22 million. The following table presents the changes in goodwill allocated to the Company’s reportable segments during the three months ended October 29, 2005 (in millions):

	Balance at July 31, 2005	Acquired	Balance at October 29, 2005
United States and Canada	$3,304	$61	$3,365
European Markets	744	18	762
Emerging Markets	253	8	261
Asia Pacific	266	7	273
Japan	728	23	751

Total	$5,295	$117	$5,412

Cisco Systems, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Compensation Expense Related to Acquisitions and Investments

During the first quarter of fiscal 2006, the Company recorded $40 million of compensation expense related to acquisitions and investments, which consisted of $28 million relating to stock-based compensation and $12 million relating to cash paid. During the first quarter of fiscal 2005, the Company recorded $40 million of compensation expense related to acquisitions and investments which was stock-based.

Compensation Expense Related to Purchase Acquisitions

In connection with the Company’s purchase acquisitions and asset purchases, the Company may be required to pay certain additional amounts of up to $88 million in cash contingent upon achieving certain agreed-upon technology, development, product, or other milestones or continued employment of certain employees with the Company. In each case, any additional amounts paid will be recorded as compensation expense. During the first quarter of fiscal 2006, the Company paid $7 million of additional purchase consideration and as of October 29, 2005, the Company has paid $7 million of additional purchase consideration for these acquisitions.

Beginning in fiscal 2006, stock-based compensation expense related to purchase acquisitions is calculated under SFAS 123(R) and recognized over the remaining vesting periods. During the first quarter of fiscal 2006, the Company recorded stock-based compensation expense of $28 million related to acquisitions and investments and credited additional paid-in capital. Prior to fiscal 2006, a portion of the purchase consideration for purchase acquisitions was recorded as deferred stock-based compensation. Deferred stock-based compensation represented the intrinsic value of the unvested portion of any restricted shares exchanged, options assumed, or options canceled and replaced with the Company’s options and was amortized as stock-based compensation expense related to acquisitions over the remaining respective vesting periods. The balance for deferred stock-based compensation was reflected as a reduction to additional paid-in capital in the Consolidated Statements of Shareholders’ Equity. The following table presents the activity of deferred stock-based compensation for the three months ended October 30, 2004 (in millions):

Three Months Ended October 30, 2004
Balance at beginning of period	$153
Purchase acquisitions	56
Amortization	(40)

Balance at end of period	$169

Compensation Expense Relating to Acquisitions of Variable Interest Entities

In connection with the Company’s acquisitions of variable interest entities, the Company may be required to pay certain additional amounts of up to $180 million in cash contingent upon achieving certain agreed-upon technology, development, product, or other milestones or continued employment of certain employees with the Company. In each case, any additional amounts paid will be recorded as compensation expense. During the first quarter of fiscal 2006, the Company paid $5 million of additional purchase consideration, and as of October 29, 2005, the Company has paid $15 million of additional purchase consideration for these acquisitions.

Cisco Systems, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

4.    BALANCE SHEET DETAILS

The following tables provide details of selected balance sheet items (in millions):

	October 29, 2005	July 30, 2005
Inventories:
Raw materials	$98	$82
Work in process	426	431
Finished goods:
Distributor inventory and deferred cost of sales	411	385
Manufacturing finished goods	171	184

Total finished goods	582	569
Service-related spares	172	180
Demonstration systems	40	35

Total	$1,318	$1,297

Property and equipment, net:
Land, buildings, and leasehold improvements	$3,524	$3,492
Computer equipment and related software	1,289	1,244
Production, engineering, and other equipment	3,241	3,095
Operating lease assets	127	136
Furniture and fixtures	357	355

	8,538	8,322
Less accumulated depreciation and amortization	(5,203)	(5,002)

Total	$3,335	$3,320

Other assets:
Deferred tax assets	$1,294	$1,308
Investments in privately held companies	433	421
Income tax receivable	277	277
Lease receivables, net	366	353
Other	337	350

Total	$2,707	$2,709

Deferred revenue:
Service	$3,471	$3,618
Product	1,323	1,424

Total	$4,794	$5,042

Reported as:
Current	$3,716	$3,854
Noncurrent	1,078	1,188

Total	$4,794	$5,042

5.    LEASE RECEIVABLES, NET

Lease receivables represent sales-type and direct-financing leases resulting from the sale of the Company’s and complementary third-party products and services. These lease arrangements typically have terms from two to

Cisco Systems, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

three years and are generally collateralized by a security interest in the underlying assets. The current portion of lease receivables, net, is recorded in prepaid expenses and other current assets, and the noncurrent portion is recorded in other assets in the Consolidated Balance Sheets. The net lease receivables are summarized as follows as of October 29, 2005 and July 30, 2005 (in millions):

	October 29, 2005	July 30, 2005
Gross lease receivables	$775	$731
Unearned income and other allowances	(148)	(130)

Total	$627	$601

Reported as:
Current	$261	$248
Noncurrent	366	353

Total	$627	$601

Contractual maturities of the gross lease receivables at October 29, 2005 were as follows (in millions):

Fiscal Year	Amount
2006 (remaining nine months)	$283
2007	200
2008	145
2009	94
2010	42
Thereafter	11

Total	$775

Actual cash collections may differ from the contractual maturities due to early customer buyouts, refinancings, or defaults.

6.    INVESTMENTS

The following tables summarize the Company’s investments (in millions):

October 29, 2005	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Fixed income securities:
U.S. government notes and bonds	$4,473	$—	$(45)	$4,428
Corporate notes, bonds, and asset-backed securities	5,880	1	(93)	5,788
Municipal notes and bonds	709	—	(3)	706

Total fixed income securities	11,062	1	(141)	10,922
Publicly traded equity securities	538	333	(7)	864

Total	$11,600	$334	$(148)	$11,786

Cisco Systems, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

July 30, 2005	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Fixed income securities:
U.S. government notes and bonds	$3,453	$2	$(25)	$3,430
Corporate notes, bonds, and asset-backed securities	6,299	3	(63)	6,239
Municipal notes and bonds	705	—	(2)	703

Total fixed income securities	10,457	5	(90)	10,372
Publicly traded equity securities	514	433	(6)	941

Total	$10,971	$438	$(96)	$11,313

As of October 29, 2005, the Company changed the method of classification of its investments previously classified as long-term investments to current assets and prior period balances have been reclassified to conform to the current period’s presentation. This new method classifies these securities as current or long-term based on the nature of the securities and the availability for use in current operations while the prior classification was based on the maturities of the investments. The Company believes this method is preferable because it is more reflective of the Company’s assessment of its overall liquidity position. In conjunction with this change in classification of investments, the Company changed the classification of deferred taxes related to the unrealized gains and losses on long-term investments from noncurrent assets to current assets.

The following table summarizes the maturities of the Company’s fixed income securities at October 29, 2005 (in millions):

	Amortized Cost	Fair Value
Less than one year	$1,426	$1,421
Due in 1 to 2 years	3,214	3,178
Due in 2 to 5 years	5,402	5,312
Due after 5 years	1,020	1,011

Total	$11,062	$10,922

Actual maturities may differ from the contractual maturities because borrowers have the right to call or prepay certain obligations.

7.    COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company leases office space in several U.S. locations, as well as locations in Canada; European Markets; Emerging Markets; Asia Pacific; and Japan. Future annual minimum lease payments under all noncancelable operating leases with an initial term in excess of one year as of October 29, 2005 were as follows (in millions):

Fiscal Year	Amount
2006 (remaining nine months)	$169
2007	172
2008	126
2009	97
2010	90
Thereafter	568

Total	$1,222

Cisco Systems, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Purchase Commitments with Contract Manufacturers and Suppliers

The Company purchases components from a variety of suppliers and uses several contract manufacturers to provide manufacturing services for its products. During the normal course of business, in order to manage manufacturing lead times and help assure adequate component supply, the Company enters into agreements with contract manufacturers and suppliers that either allow them to procure inventory based upon criteria as defined by the Company or that establish the parameters defining the Company’s requirements. In certain instances, these agreements allow the Company the option to cancel, reschedule, and adjust the Company’s requirements based on its business needs prior to firm orders being placed. Consequently, only a portion of the Company’s reported purchase commitments arising from these agreements is firm, noncancelable, and unconditional commitments. As of October 29, 2005, the Company had total purchase commitments for inventory of approximately $922 million, compared with $954 million as of July 30, 2005.

In addition to the above, the Company records a liability for firm, noncancelable, and unconditional purchase commitments for quantities in excess of its future demand forecasts consistent with the Company’s allowance for inventory. As of October 29, 2005, the liability for these firm, noncancelable, and unconditional purchase commitments was $109 million, compared with $107 million as of July 30, 2005, and was included in other accrued liabilities.

Other Commitments

The Company has entered into an agreement to invest approximately $800 million in venture funds managed by SOFTBANK Corp. and its affiliates (“SOFTBANK”) that are required to be funded on demand. The total commitment is to be invested in venture funds and as senior debt with entities as directed by SOFTBANK. The Company’s commitment to fund the senior debt is contingent upon the achievement of certain agreed-upon milestones. As of October 29, 2005, the Company had invested $424 million in the venture funds pursuant to the commitment, compared with $414 million as of July 30, 2005. In addition, as of October 29, 2005, the Company has invested $49 million in the senior debt pursuant to the commitment, all of which has been repaid. As of July 30, 2005, the Company had invested $49 million in the senior debt pursuant to the commitment, of which $47 million had been repaid.

The Company also has certain other funding commitments related to its privately held investments that are based on the achievement of certain agreed-upon milestones. The funding commitments were approximately $54 million as of October 29, 2005, compared with approximately $56 million as of July 30, 2005.

Variable Interest Entities

In the ordinary course of business, the Company has investments in privately held companies and provides financing to certain customers through its wholly owned subsidiaries, which may be considered to be variable interest entities. The Company has evaluated its investments in privately held companies and customer financings and determined that there were no significant unconsolidated variable interest entities as of October 29, 2005.

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

Cisco Systems, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The requirements of FIN 45 are applicable to the Company’s product warranty liability and certain guarantees. The Company’s guarantees issued subject to the recognition and disclosure requirements of FIN 45 as of October 29, 2005 and July 30, 2005 were not material. As of October 29, 2005 and July 30, 2005, the Company’s product warranty liability recorded in other accrued liabilities was $261 million and $259 million, respectively. The following table summarizes the activity related to the product warranty liability during the three months ended October 29, 2005 and October 30, 2004 (in millions):

	Three Months Ended
	October 29, 2005	October 30, 2004
Balance at beginning of period	$259	$239
Provision for warranties issued	102	118
Payments	(100)	(104)

Balance at end of period	$261	$253

The Company accrues for warranty costs as part of its cost of sales based on associated material product costs, technical support labor costs, and associated overhead. The products sold are generally covered by a warranty for periods ranging from 90 days to five years, and for some products, the Company provides a limited lifetime warranty. The provision for warranties during the three months ended October 29, 2005 included $6 million of stock-based compensation expense related to employee stock options and employee stock purchases under SFAS 123(R).

In the normal course of business to facilitate sales of its products, the Company indemnifies other parties, including customers, lessors, and parties to other transactions with the Company, with respect to certain matters. The Company has agreed to hold the other parties harmless against losses arising from a breach of representations or covenants or out of intellectual property infringement or other claims made against certain parties. These agreements may limit the time within which an indemnification claim can be made and the amount of the claim. In addition, the Company has entered into indemnification agreements with its officers and directors, and the Company’s bylaws contain similar indemnification obligations to the Company’s agents.

It is not possible to determine the maximum potential amount under these indemnification agreements due to the limited history of prior indemnification claims and the unique facts and circumstances involved in each particular agreement. Historically, payments made by the Company under these agreements have not had a material effect on the Company’s operating results, financial position, or cash flows.

Derivative Instruments

The Company uses derivative instruments to manage exposures to foreign currency, interest rate, and equity security price risks. The Company’s objective in holding derivatives is to reduce the volatility of earnings and cash flows associated with changes in foreign currency, interest rates, and equity security prices. The Company’s derivatives expose it to credit risk to the extent that the counterparties may be unable to meet the terms of the agreement. The Company seeks to reduce such risks by limiting its counterparties to major financial institutions. In addition, the potential risk of loss with any one counterparty resulting from this type of credit risk is monitored. Management does not expect material losses as a result of defaults by counterparties.

Foreign Currency Derivatives

The Company conducts business globally in several currencies. As such, it is exposed to adverse movements in foreign currency exchange rates. The Company enters into foreign exchange forward contracts to reduce the

Cisco Systems, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

short-term effects of foreign currency fluctuations on certain foreign currency receivables, investments, and payables. The gains and losses on the foreign exchange forward contracts offset the transaction gains and losses on certain foreign currency receivables, investments, and payables recognized in earnings.

The Company does not enter into foreign exchange forward contracts for trading purposes. Gains and losses on the contracts are included in other income (loss), net, in the Consolidated Statements of Operations and offset foreign exchange gains and losses from the revaluation of intercompany balances or other current assets, investments, or liabilities denominated in currencies other than the functional currency of the reporting entity. The Company’s foreign exchange forward contracts related to current assets and liabilities generally range from one to three months in original maturity. Additionally, the Company has entered into foreign exchange forward contracts with maturities of up to two years related to long-term customer financings. The foreign exchange contracts related to investments generally have maturities of less than one year.

The Company periodically hedges certain foreign currency forecasted transactions related to certain operating expenses with currency options. These transactions are designated as cash flow hedges. The effective portion of the derivative’s gain or loss is initially reported as a component of accumulated other comprehensive income and subsequently reclassified into earnings when the hedged exposure affects earnings. The ineffective portion, if any, of the gain or loss is reported in earnings immediately. These currency option contracts generally have maturities of less than 18 months. The Company does not purchase currency options for trading purposes. Foreign exchange forward and option contracts as of October 29, 2005 are summarized as follows (in millions):

	Notional Amount	Fair Value
Forward contracts:
Purchased	$993	$4
Sold	$391	$5
Option contracts:
Purchased	$701	$9
Sold	$777	$(3)

Interest Rate Derivatives

The Company’s primary objective for holding fixed income and debt securities is to improve its investment return while preserving principal and managing risk. To realize these objectives, the Company may utilize interest rate swaps or other derivatives designated as fair value or cash flow hedges. As of October 29, 2005, the Company had entered into $1 billion of interest rate swaps designated as fair value hedges. Under the interest rate swap contracts, the Company makes fixed-rate interest payments and receives interest payments based on the London InterBank Offered Rate (LIBOR). The effect of these swaps is to convert fixed-rate returns to LIBOR-based returns on a portion of the Company’s fixed income portfolio. The gains and losses related to changes in the value of the interest rate swaps are included in other income (loss), net, in the Consolidated Statements of Operations and offset the changes in fair value of the underlying hedged investment. As of October 29, 2005 and July 30, 2005, the fair value of the interest rate swaps was $29 million and $15 million, respectively.

Equity Derivatives

The Company maintains a portfolio of publicly traded equity securities which are subject to price risk. The Company may hold equity securities for strategic purposes or to provide diversification for the Company’s overall investment portfolio. In order to manage its exposure to changes in the value of certain equity securities, the Company may, from time to time, enter into equity derivative contracts. As of October 29, 2005, the

Cisco Systems, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Company had entered into forward sale and option agreements on certain publicly traded equity securities designated as fair value hedges. The gains and losses due to changes in the value of the hedging instruments are included in other income (loss), net, in the Consolidated Statements of Operations and offset the change in the fair value of the underlying hedged investment. As of October 29, 2005, the notional and fair value amounts of the derivatives were $198 million and $57 million, respectively. As of July 30, 2005, the notional and fair value amounts of the derivatives were $198 million and $19 million, respectively.

Legal Proceedings

Beginning on April 20, 2001, a number of purported shareholder class action lawsuits were filed in the United States District Court for the Northern District of California against the Company and certain of its officers and directors. The lawsuits have been consolidated, and the consolidated action is purportedly brought on behalf of those who purchased the Company’s publicly traded securities between August 10, 1999 and February 6, 2001. Plaintiffs allege that defendants have made false and misleading statements, purport to assert claims for violations of the federal securities laws, and seek unspecified compensatory damages and other relief. The Company believes the claims are without merit and intend to defend the actions vigorously. While the Company believes there is no legal basis for liability, due to the uncertainty surrounding the litigation process, the Company is unable to reasonably estimate a range of loss, if any, at this time.

On February 16, 2005, a purported shareholder derivative lawsuit was filed in the Superior Court of California, County of Santa Clara, against various of the Company’s officers and directors and naming the Company as a nominal defendant. The lawsuit includes claims for breach of fiduciary duty, unjust enrichment, constructive trust and violations of the California Corporations Code, is based upon allegations of wrongdoing in connection with option grants and compensation to officers and directors, the timing of option grants, and the Company’s stock repurchase program, and seeks unspecified compensation and other damages, rescission of options and other relief.

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

8.    SHAREHOLDERS’ EQUITY

Stock Repurchase Program

In September 2001, the Company’s Board of Directors authorized a stock repurchase program. As of October 29, 2005, the Company’s Board of Directors had authorized the repurchase of up to $35 billion of common stock under this program. During the first quarter of fiscal 2006, the Company repurchased and retired 194 million shares of Cisco common stock at an average price of $18.03 per share for an aggregate purchase price of $3.5 billion. As of October 29, 2005, the Company had repurchased and retired 1.7 billion shares of Cisco common stock for an average price of $18.14 per share for an aggregate purchase price of $30.7 billion since inception of the stock repurchase program, and the remaining authorized amount for stock repurchases under this program was $4.3 billion with no termination date.

The purchase price for the shares of the Company’s stock repurchased was reflected as a reduction to shareholders’ equity. In accordance with Accounting Principles Board Opinion No. 6, “Status of Accounting Research Bulletins,” the Company is required to allocate the purchase price of the repurchased shares as (i) a reduction to retained earnings until retained earnings are zero and then as an increase to accumulated deficit and (ii) a reduction of common stock and additional paid-in capital.

Cisco Systems, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Comprehensive Income

The components of comprehensive income are as follows (in millions):

	Three Months Ended
	October 29, 2005	October 30, 2004
Net income	$1,261	$1,396
Other comprehensive income:
Change in unrealized gains and losses on investments, net of tax benefit (expense) of $31 and ($43) in the first quarters of the fiscal years 2006 and 2005 respectively	(70)	123
Other	15	62

Comprehensive income before minority interest	1,206	1,581
Minority interest	3	(38)

Total	$1,209	$1,543

9.    EMPLOYEE STOCK BENEFIT PLANS

Employee Stock Purchase Plan

The Company has an Employee Stock Purchase Plan, which includes its sub-plan, the International Employee Stock Purchase Plan (together the “Purchase Plan”), under which 321.4 million shares of the Company’s stock have been reserved for issuance. Eligible employees may purchase a limited number of shares of the Company’s stock at a discount of up to 15% of the market value at certain plan-defined dates. The Purchase Plan terminates on January 3, 2010. During the three months ended October 29, 2005 and October 30, 2004, the Company issued no shares under the Purchase Plan. At October 29, 2005, 120 million shares were available for issuance under the Purchase Plan.

Employee Stock Option Plans

Stock Option Program Description

As of October 29, 2005, the Company had two stock incentive plans: the 1996 Stock Incentive Plan (the “1996 Plan”) and the 1997 Supplemental Stock Incentive Plan (the “Supplemental Plan”).

Stock option grants are designed to reward employees for their long-term contributions to the Company and provide incentives for them to remain with the Company. The number and frequency of stock option grants are based on competitive practices, operating results of the Company, and government regulations.

The maximum number of shares issuable over the term of the 1996 Plan is limited to 2.5 billion shares. Options granted under the 1996 Plan have an exercise price equal to the fair market value of the underlying stock on the grant date and expire no later than nine years from the grant date. The options will generally become exercisable for 20% or 25% of the option shares one year from the date of grant and then ratably over the following 48 or 36 months, respectively. Certain other grants have utilized a 60-month ratable vesting schedule. In addition, the Board of Directors, or other committee administering the plan, has the discretion to use a different vesting schedule and has done so from time to time. Since the inception of the 1996 Plan, the Company has granted options to virtually all employees, and the majority has been granted to employees below the vice president level.

In 1997, the Company adopted the Supplemental Plan, under which options can be granted or shares can be directly issued to eligible employees. Officers and members of the Company’s Board of Directors are not eligible to participate in the Supplemental Plan. Nine million shares have been reserved for issuance under the

Cisco Systems, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Supplemental Plan, of which 3 million options were granted. All option grants have an exercise price equal to the fair market value of the underlying stock on the grant date. No shares were issued for the three months ended October 29, 2005 and October 30, 2004 under the Supplemental Plan, and the Company will no longer be issuing shares under the Supplemental Plan.

Distribution and Dilutive Effect of Options

The following table illustrates the grant dilution and exercise dilution (in millions, except percentages):

	Three Months Ended
	October 29, 2005	October 30, 2004
Shares of common stock outstanding	6,154	6,591

Granted and assumed	152	174
Canceled/forfeited/expired	(18)	(15)

Net options granted	134	159

Grant dilution (1)	2.2%	2.4%

Exercised	16	12
Exercise dilution (2)	0.3%	0.2%

Note 1: The percentage for grant dilution is computed based on net options granted as a percentage of shares of common stock outstanding.

Note 2: The percentage for exercise dilution is computed based on options exercised as a percentage of shares of common stock outstanding.

Basic and diluted shares outstanding for the three months ended October 29, 2005 were 6.2 billion shares and 6.3 billion shares, respectively. Statement of Financial Accounting Standards No. 128, “Earnings per Share,” requires that employee equity share options, nonvested shares and similar equity instruments granted by the Company are treated as potential common shares in computing diluted earnings per share. Diluted shares outstanding include the dilutive effect of in-the-money options which is calculated based on the average share price for each fiscal period using the treasury stock method. Under the treasury stock method, the amount that the employee must pay for exercising stock options, the amount of compensation cost for future service that the Company has not yet recognized, and the amount of tax benefits that would be recorded in additional paid-in capital when the award becomes deductible are assumed to be used to repurchase shares. During the three months ended October 29, 2005, the dilutive effect of in-the-money employee stock options was approximately 95 million shares or 1.6% of the basic shares outstanding based on the Company’s average share price of $17.95.

The Named Executive Officers represent the Company’s Chief Executive Officer and the four other most highly paid executive officers whose salary and bonus for the fiscal year ended July 30, 2005 and July 31, 2004, respectively, were in excess of $100,000. The following table summarizes the options granted to the Named Executive Officers during the periods indicated (in millions, except percentages):

	Three Months Ended
	October 29, 2005	October 30, 2004
Options granted to the Named Executive Officers	2.6	3.9

Options granted to the Named Executive Officers as a % of net options granted	1.9%	2.5%

Options granted to the Named Executive Officers as a % of outstanding shares	0.04%	0.06%

Cumulative options held by Named Executive Officers as % of total options outstanding	3.8%	3.8%

Cisco Systems, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

General Option Information

A summary of option activity follows (in millions, except per-share amounts):

	Options Available for Grant	Options Outstanding
		Number Outstanding	Weighted- Average Exercise Price per Share
Balance at July 31, 2004	390	1,350	$25.34
Granted and assumed	(244)	244	18.70
Exercised	—	(93)	8.44
Canceled/forfeited/expired	63	(65)	31.63
Additional shares reserved	14	—	—

Balance at July 30, 2005	223	1,436	$25.02
Granted and assumed	(152)	152	17.86
Exercised	—	(16)	8.33
Canceled/forfeited/expired	17	(18)	29.16

Balance at October 29, 2005	88	1,554	$24.44

The total pretax intrinsic value of options exercised during the three months ended October 29, 2005 was $155 million. The Company has, in connection with the acquisitions of various companies, assumed the stock option plans of the acquired companies or issued replacement options.

The following table summarizes significant ranges of outstanding and exercisable options as of October 29, 2005 (in millions, except years and per-share amounts):

Range of Exercise Prices	Options Outstanding				Options Exercisable
	Number Outstanding	Weighted- Average Remaining Contractual Life (in Years)	Weighted- Average Exercise Price per Share	Aggregate Intrinsic Value	Number Exercisable	Weighted- Average Exercise Price per Share	Aggregate Intrinsic Value
$ 0.01–11.74	157	3.51	$7.85	$1,459	120	$7.49	$1,158
11.75–15.26	155	4.38	12.96	648	110	12.87	470
15.27–17.80	172	5.39	16.40	144	112	16.22	106
17.81–18.51	156	8.73	17.90	—	5	18.20	—
18.52–19.18	232	7.01	18.99	—	84	18.81	—
19.19–19.59	156	6.98	19.54	—	56	19.58	—
19.60–26.42	177	4.66	23.13	—	131	23.65	—
26.43–50.38	169	3.69	43.37	—	164	43.45	—
50.39–72.56	180	3.42	56.94	—	177	57.32	—

Total	1,554	5.34	$24.44	$2,251	959	$28.43	$1,734

The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based on the Company’s closing stock price of $17.14 as of October 29, 2005, which would have been received by the option holders had all option holders exercised their options as of that date. The total number of in-the-money options exercisable as of October 29, 2005 was 328 million. As of July 30, 2005, 906 million outstanding options were exercisable, and the weighted average exercise price was $28.80.

Cisco Systems, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table presents the option exercises for the three months ended October 29, 2005, and option values as of that date for the Named Executive Officers (in millions):

	Number of Shares Acquired on Exercise	Value Realized	Number of Securities Underlying Unexercised Options at October 29, 2005		Intrinsic Value of Unexercised In-the-Money Options at October 29, 2005
			Exercisable	Unexercisable	Exercisable	Unexercisable
Named Executive Officers	3	$35	46	13	$109	$10

Valuation and Expense Information under SFAS 123(R)

On July 31, 2005, the Company adopted SFAS 123(R), which requires the measurement and recognition of compensation expense for all share-based payment awards made to the Company’s employees and directors including employee stock options and employee stock purchases related to the Purchase Plan based on estimated fair values. The following table summarizes stock-based compensation expense related to employee stock options and employee stock purchases under SFAS 123(R) for the three months ended October 29, 2005 which was allocated as follows (in millions):

Three Months Ended October 29, 2005
Cost of sales — product	$19
Cost of sales — service	34

Stock-based compensation expense included in cost of sales	53

Research and development	103
Sales and marketing	127
General and administrative	34

Stock-based compensation expense included in operating expenses	264

Stock-based compensation expense related to employee stock options and employee stock purchases	317
Tax benefit	89

Stock-based compensation expense related to employee stock options and employee stock purchases, net of tax	$228

Stock-based compensation of $28 million related to acquisitions and investments for the three months ended October 29, 2005 is disclosed in Note 3 and is not included in the above table. There was no stock-based compensation expense recognized for the three months ended October 30, 2004 other than as related to acquisitions and investments.

Cisco Systems, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The table below reflects net income and diluted net income per share for the three months ended October 29, 2005 compared with the pro forma information for the three months ended October 30, 2004 as follows (in millions except per-share amounts):

	Three Months Ended
	October 29, 2005	October 30, 2004
Net income — as reported for the prior period (1)	N/A	$1,396
Stock-based compensation expense related to employee stock options and employee stock purchases	$317	460
Tax benefit	$89	184

Stock-based compensation expense related to employee stock options and employee stock purchases, net of tax (2)	$228	276

Net income, including the effect of stock-based compensation expense (3)	$1,261	$1,120

Diluted net income per share — as reported for the prior period (1)	N/A	$0.21
Diluted net income per share, including the effect of stock-based compensation expense (3)	$0.20	$0.17

(1)	Net income and net income per share prior to fiscal 2006 did not include stock-based compensation expense for employee stock options and employee stock purchases under SFAS 123 because the Company did not adopt the recognition provisions of SFAS 123.
(2)	Stock-based compensation expense prior to fiscal 2006 is calculated based on the pro forma application of SFAS 123.
(3)	Net income and net income per share prior to fiscal 2006 represents pro forma information based on SFAS 123.

Stock-based compensation expense, net of tax in the table above includes the effects of new U.S. tax regulations effective in fiscal 2005 that require intercompany reimbursement of certain stock-based compensation expenses. As of October 29, 2005, total compensation cost related to nonvested stock options not yet recognized was $2.4 billion which is expected to be recognized over the next 37 months on a weighted-average basis.

Upon adoption of SFAS 123(R), the Company began estimating the value of employee stock options on the date of grant using a lattice-binomial model. Prior to the adoption of SFAS 123(R), the value of each employee stock option was estimated on the date of grant using the Black-Scholes model for the purpose of the pro forma financial information in accordance with SFAS 123.

The Company’s employee stock options have various restrictions including vesting provisions and restrictions on transfer and hedging, among others, and are often exercised prior to their contractual maturity. Lattice-binomial models are more capable of incorporating the features of the Company’s employee stock options than closed-form models such as the Black-Scholes model.

The use of a lattice-binomial model requires the use of extensive actual employee exercise behavior data and the use of a number of complex assumptions including expected volatility, risk-free interest rate, expected dividends, kurtosis, and skewness. The weighted-average estimated value of employee stock options granted during the three months ended October 29, 2005 was $5.01 per share using the lattice-binomial model with the following weighted-average assumptions:

Three Months Ended October 29, 2005
Expected volatility	23.7%
Risk-free interest rate	4.2%
Expected dividends	0.0%
Kurtosis	4.3
Skewness	(0.60)

Cisco Systems, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The Company used the implied volatility for two-year traded options on the Company’s stock as the expected volatility assumption required in the lattice-binomial model consistent with SFAS 123(R) and SAB 107. Prior to the first quarter of fiscal 2006, the Company had used its historical stock price volatility in accordance with SFAS 123 for purposes of its pro forma information. The selection of the implied volatility approach was based upon the availability of actively traded options on the Company’s stock and the Company’s assessment that implied volatility is more representative of future stock price trends than historical volatility.

The risk-free interest rate assumption is based upon observed interest rates appropriate for the term of the Company’s employee stock options. The dividend yield assumption is based on the Company’s history and expectation of dividend payouts. The estimated kurtosis and skewness are technical measures of the distribution of stock price returns, which affect expected employee exercise behaviors that are based on the Company’s stock price return history as well as consideration of academic analyses.

The expected life of employee stock options represents the weighted-average period the stock options are expected to remain outstanding and is a derived output of the lattice-binomial model. The expected life of employee stock options is impacted by all of the underlying assumptions and calibration of the Company’s model. The lattice-binomial model assumes that employees’ exercise behavior is a function of the option’s remaining vested life and the extent to which the option is in-the-money. The lattice-binomial model estimates the probability of exercise as a function of these two variables based on the entire history of exercises and cancellations on all past option grants made by the Company. As of October 29, 2005, the expected life for option grants made during the three months ended October 29, 2005 derived from the lattice-binomial model was 6.6 years.

As stock-based compensation expense recognized in the Consolidated Statement of Operations for the first quarter of fiscal 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on historical experience. In the Company’s pro forma information required under SFAS 123 for the periods prior to fiscal 2006, the Company accounted for forfeitures as they occurred.

Pro Forma Information Under SFAS 123 for Periods Prior to Fiscal 2006

Pro forma information regarding option grants made to the Company’s employees and directors and employee stock purchases related to the Purchase Plan is as follows. (in millions, except per-share amounts):

Three Months Ended October 30, 2004
Net income — as reported	$1,396
Stock-based compensation expense, net of tax	(276)

Net income — pro forma	$1,120

Basic net income per share — as reported	$0.21

Diluted net income per share — as reported	$0.21

Basic net income per share — pro forma	$0.17

Diluted net income per share — pro forma	$0.17

Cisco Systems, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The weighted-average estimated value of employee stock options granted during the three months ended October 30, 2004 was $6.19 using the Black-Scholes model with the following weighted-average assumptions:

Three Months Ended October 30, 2004
Expected volatility	39.6%
Risk-free interest rate	3.5%
Expected dividends	0.0%
Expected life (in years)	3.3

Prior to fiscal 2006, the Company used an option-pricing model to indirectly estimate the expected life of the stock options. The expected life and expected volatility of the stock options were based upon historical and other economic data trended into the future. Forfeitures of employee stock options were accounted for on an as-incurred basis.

Accuracy of Fair Value Estimates

The Company uses third-party analyses to assist in developing the assumptions used in, as well as calibrating, its lattice-binomial model. The Company is responsible for determining the assumptions used in estimating the fair value of its share-based payment awards.

The Company’s determination of fair value of share-based payment awards on the date of grant using an option-pricing model is affected by the Company’s stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to the Company’s expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviors. Option-pricing models were developed for use in estimating the value of traded options that have no vesting or hedging restrictions and are fully transferable. Because the Company’s employee stock options have certain characteristics that are significantly different from traded options, and because changes in the subjective assumptions can materially affect the estimated value, in management’s opinion, the existing valuation models may not provide an accurate measure of the fair value of the Company’s employee stock options. Although the fair value of employee stock options is determined in accordance with SFAS 123(R) and SAB 107 using an option-pricing model, that value may not be indicative of the fair value observed in a willing buyer/willing seller market transaction.

10.    INCOME TAXES

The Company paid income taxes of $369 million and $249 million for the three months ended October 29, 2005 and October 30, 2004, respectively. The Company’s income taxes currently payable for federal and state purposes have been reduced by the tax benefits from employee stock option transactions. These benefits totaled $55 million and $48 million for the three months ended October 29, 2005 and October 30, 2004, respectively, and were reflected as an increase to additional paid-in capital in the Consolidated Statements of Shareholders’ Equity.

The Company’s federal income tax returns for fiscal years ended July 27, 2002 through July 31, 2004 are under examination by the Internal Revenue Service. The Company believes that adequate amounts have been reserved for any adjustments which may ultimately result from these examinations.

On October 22, 2004, the American Jobs Creation Act of 2004 (the “Jobs Creation Act”) was signed into law. The Jobs Creation Act created a temporary incentive for U.S. corporations to repatriate accumulated income

Cisco Systems, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

earned abroad by providing an 85 percent dividends received deduction for certain dividends from controlled foreign corporations. In the first quarter of fiscal 2006, the Company distributed cash from its foreign subsidiaries and will report an extraordinary dividend (as defined in the Jobs Creation Act) of $1.2 billion and a related tax liability of approximately $63 million in its fiscal 2006 federal income tax return. This amount was previously provided for in the provision for income taxes and is included in income taxes payable. This distribution does not change the Company’s intention to indefinitely reinvest undistributed earnings of certain of its foreign subsidiaries in operations outside the United States.

On November 10, 2005, the FASB issued FASB Staff Position No. FAS 123(R)-3 “Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards.” The Company has elected to adopt the alternative transition method provided in the FASB Staff Position for calculating the tax effects of stock-based compensation pursuant to SFAS 123(R). The alternative transition method includes simplified methods to establish the beginning balance of the additional paid-in capital pool (“APIC pool”) related to the tax effects of employee stock-based compensation, and to determine the subsequent impact on the APIC pool and Consolidated Statements of Cash Flows of the tax effects of employee stock-based compensation awards that are outstanding upon adoption of SFAS 123(R).

11.    SEGMENT INFORMATION AND MAJOR CUSTOMERS

The Company’s operations involve the design, development, manufacturing, marketing, and technical support of networking and communications products and services. Cisco products include routers, switches, advanced technologies, and other networking equipment. These products, primarily integrated by Cisco IOS Software, link geographically dispersed local-area networks (LANs) and wide-area networks (WANs).

The Company conducts business globally and is managed geographically. The Company’s management makes financial decisions and allocates resources based on the information it receives from its internal management system.

Sales are attributed to a geographic theater based on the ordering location of the customer. The Company does not allocate research and development, sales and marketing, or general and administrative expenses to its geographic theaters in this internal management system, because management does not currently use the information to measure the performance of the operating segments. As a result of organizational changes, beginning in fiscal 2006, the Company’s reportable segments were changed to the following theaters: United States and Canada, European Markets, Emerging Markets, Asia Pacific, and Japan and prior period balances have been restated to conform to the current year’s presentation. Prior to fiscal 2006, the Company had four reportable segments: the Americas; Europe, the Middle East, and Africa (EMEA); Asia Pacific; and Japan.

Cisco Systems, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Summarized financial information by theater for the three months ended October 29, 2005 and October 30, 2004, based on the internal management system previously discussed, is as follows (in millions):

	Three Months Ended
	October 29, 2005	October 30, 2004
Net sales:
United States and Canada	$3,652	$3,255
European Markets	1,368	1,341
Emerging Markets	536	417
Asia Pacific	635	566
Japan	359	392

Total	$6,550	$5,971

Gross margin:
United States and Canada	$2,425	$2,146
European Markets	940	920
Emerging Markets	377	296
Asia Pacific	413	385
Japan	255	268

Total	$4,410	$4,015

The United States and Canada theater included net sales in Canada of $173 million and $125 million for the three months ended October 29, 2005 and October 30, 2004, respectively.

The following table presents net sales for groups of similar products and services (in millions):

	Three Months Ended
	October 29, 2005	October 30, 2004
Net sales:
Routers	$1,417	$1,251
Switches	2,685	2,599
Advanced technologies	1,206	965
Other	183	218

Product	5,491	5,033
Service	1,059	938

Total	$6,550	$5,971

The Company refers to some of its products and technologies as advanced technologies. As of October 29, 2005, the Company had identified six advanced technologies for particular focus: enterprise IP communications, home networking, optical networking, security, storage area networking, and wireless technology. The Company continues to identify additional advanced technologies for focus and investment in the future, and the Company’s investments in some previously identified advanced technologies may be curtailed or eliminated depending on market developments.

Cisco Systems, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The majority of the Company’s assets as of October 29, 2005 and July 30, 2005 were attributable to its U.S. operations. For the three months ended October 29, 2005 and October 30, 2004, no single customer accounted for 10% or more of the Company’s net sales.

Property and equipment information is based on the physical location of the assets. The following table presents property and equipment information for geographic areas (in millions):

	October 29, 2005	July 30, 2005
Property and equipment, net:
United States	$2,968	$2,959
International	367	361

Total	$3,335	$3,320

12.    NET INCOME PER SHARE

The following table presents the calculation of basic and diluted net income per share (in millions, except per-share amounts):

	Three Months Ended
	October 29, 2005	October 30, 2004
Net income	$1,261	$1,396

Weighted-average shares — basic	6,245	6,635
Effect of dilutive potential common shares	95	138

Weighted-average shares — diluted	6,340	6,773

Net income per share — basic	$0.20	$0.21

Net income per share — diluted	$0.20	$0.21

Net income for the first quarter of fiscal 2006 included stock-based compensation expense under SFAS 123(R) of $253 million, net of tax, and consists of stock-based compensation expense of $228 million, net of tax, related to employee stock options and employee stock purchases and stock-based compensation of $25 million, net of tax, related to acquisitions and investments. Net income for the first quarter of fiscal 2005 included stock-based compensation expense of $38 million, net of tax, related to acquisitions and investments. There was no stock-based compensation expense related to employee stock options and employee stock purchases under SFAS 123 in the first quarter of fiscal 2005 because the Company did not adopt the recognition provisions of SFAS 123. See Note 9 for additional information.

Dilutive potential common shares consist of employee stock options and restricted common stock. Employee stock options to purchase approximately 1.0 billion and 811 million shares for the three months ended October 29, 2005 and October 30, 2004, respectively, were outstanding, but were not included in the computation of diluted earnings per share because the effect would have been antidilutive.

Cisco Systems, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

13.    SUBSEQUENT EVENTS

2005 Stock Incentive Plan

On November 15, 2005, the Company’s shareholders approved the 2005 Stock Incentive Plan.

Definitive Agreement to Acquire Scientific-Atlanta, Inc.

On November 18, 2005, the Company announced that it had entered into a definitive agreement to acquire Scientific-Atlanta, Inc. (“Scientific-Atlanta”). Scientific-Atlanta is a leading global provider of set-top boxes, end-to-end video distribution networks and video system integration. Under the terms of the agreement, the Company has agreed to pay $43 per share in cash in exchange for each share of Scientific-Atlanta and to assume outstanding options, for an aggregate purchase price of approximately $6.9 billion, or approximately $5.3 billion, net of Scientific-Atlanta’s cash resources as of November 18, 2005. The acquisition of Scientific-Atlanta will be accounted for as a purchase and is expected to close in the third quarter of fiscal 2006. The Company anticipates this transaction will be financed with a combination of cash and debt.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Quarterly Report on Form 10-Q, including this Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements regarding future events and our future results that are subject to the safe harbors created under the Securities Act of 1933 (the “Securities Act”) and the Securities Exchange Act of 1934 (the “Exchange Act”). These statements are based on current expectations, estimates, forecasts, and projections about the industries in which we operate and the beliefs and assumptions of our management. Words such as “expects,” “anticipates,” “targets,” “goals,” “projects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “continues,” “may,” and variations of such words and similar expressions are intended to identify such forward-looking statements. In addition, any statements that refer to projections of our future financial performance, our anticipated growth and trends in our businesses, and other characterizations of future events or circumstances are forward-looking statements. Readers are cautioned that these forward-looking statements are only predictions and are subject to risks, uncertainties, and assumptions that are difficult to predict, including those identified below, under “Risk Factors,” and elsewhere herein. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. We undertake no obligation to revise or update any forward-looking statements for any reason.

Overview

Our results for the first quarter of fiscal 2006 reflected increases in net sales, net income, and net income per share from the corresponding period of fiscal 2005, if the effect of pro forma stock-based compensation for the first quarter of fiscal 2005 were included in the calculation of net income and net income per share. We have continued to achieve a good balance in revenue growth from our geographic segments, customer markets, and product families. Revenue increased primarily in the United States and Canada, Emerging Markets and Asia Pacific theaters. Sales of our advanced technologies increased by 25% and we experienced higher sales for our routers of approximately 13%. Our switching revenue increased by 3%. Our gross margins increased from 67.2% to 67.3% and included the effect of $53 million from stock-based compensation expense related to employee stock options and employee stock purchases under SFAS 123(R) which decreased our gross margins. Lower overall manufacturing costs and higher shipment volume increased our product gross margins which were partially offset by change in mix, higher discounts and higher provision for inventory and warranties. Operating expenses as a percentage of net sales increased year over year. For fiscal 2006, in addition to our general strategy, we will focus particular attention on five key areas: the commercial market segment; additional sales coverage; advanced and emerging technologies; our evolving support model; and the Emerging Markets theater. We have added, and intend to continue to add, resources in these five key areas. Indicative of the opportunities in our markets, we continue to encounter price-focused competition, including competitors from Asia, and in particular China.

During the first quarter of fiscal 2006, we generated cash flows from operations of $1.4 billion. Our cash and cash equivalents and investments were $13.5 billion at the end of the first quarter of fiscal 2006, compared with $16.1 billion at the end of fiscal 2005. We used $3.5 billion of cash to repurchase 194 million shares of our common stock during the quarter. Days sales outstanding in accounts receivable at the end of the first quarter of fiscal 2006 were 33 days, compared with 31 days at the end of the fourth quarter of fiscal 2005. Our inventory level was relatively unchanged from our prior fiscal year end, July 30, 2005, and annualized inventory turns were 6.5, compared with 6.6 in the fourth quarter of fiscal 2005.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Beginning in fiscal 2006, we adopted SFAS 123(R) on a modified prospective basis. Including stock-based compensation expense related to employee stock options and employee stock purchases, the trend in our year-over-year net income per share for the periods covered in the following table is positive. The following table provides a comparison of net income, if the effect of pro forma stock-based compensation expense as disclosed in the notes to the Consolidated Financial Statements prior to fiscal 2006 were included for prior periods (in millions, except per-share amounts):

	Q1FY2006	Q4FY2005	Q3FY2005	Q2FY2005	Q1FY2005
Net income—as reported for prior periods (1)	N/A	$1,540	$1,405	$1,400	$1,396

Stock-based compensation expense related to employee stock options and employee stock purchases	$(317)	(363)	(377)	(428)	(460)
Tax benefit	$89	88	151	171	184

Stock-based compensation expense related to employee stock options and employee stock purchases, net of tax (2)	$(228)	(275)	(226)	(257)	(276)

Net income, including the effect of stock-based compensation expense (3)	$1,261	$1,265	$1,179	$1,143	$1,120

Diluted net income per share—as reported for prior periods (1)	N/A	$0.24	$0.21	$0.21	$0.21

Diluted net income per share, including the effect of stock-based compensation expense (3)	$0.20	$0.20	$0.18	$0.17	$0.17

(1)	Net income and net income per share prior to fiscal 2006 did not include stock-based compensation expense related to employee stock options and employee stock purchases under SFAS 123 because we did not adopt the recognition provisions of SFAS 123.
(2)	Stock-based compensation expense prior to fiscal 2006 is calculated based on the pro forma application of SFAS 123 as previously disclosed in the notes to the Consolidated Financial Statements.
(3)	Net income and net income per share prior to fiscal 2006 represents pro forma information based on SFAS 123 as previously disclosed in the notes to the Consolidated Financial Statements.

Critical Accounting Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires us to make judgments, assumptions, and estimates that affect the amounts reported in the Consolidated Financial Statements and accompanying notes. Note 2 to the Consolidated Financial Statements in the Annual Report on Form 10-K for the fiscal year ended July 30, 2005 describes the significant accounting policies and methods used in the preparation of the Consolidated Financial Statements. The accounting policies described below are significantly affected by critical accounting estimates. Such accounting policies require significant judgments, assumptions, and estimates used in the preparation of the Consolidated Financial Statements, and actual results could differ materially from the amounts reported based on these policies.

Revenue Recognition

Our networking and communications products are integrated with software that is essential to the functionality of the equipment. We provide unspecified software upgrades and enhancements related to the equipment through our maintenance contracts, for most of our products. Accordingly, we account for revenue in accordance with

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

Contracts, Internet commerce agreements, and customer purchase orders are generally used to determine the existence of an arrangement. Shipping documents and customer acceptance, when applicable, are used to verify delivery. We assess whether the fee is fixed or determinable based on the payment terms associated with the transaction and whether the sales price is subject to refund or adjustment. We assess collectibility based primarily on the creditworthiness of the customer as determined by credit checks and analysis, as well as the customer’s payment history. When a sale involves multiple elements, such as sales of products that include services, the entire fee from the arrangement is allocated to each respective element based on its relative fair value and recognized when revenue recognition criteria for each element are met. The amount of product and service revenue recognized is impacted by our judgments as to whether an arrangement includes multiple elements and, if so, whether vendor-specific objective evidence of fair value exists. Changes to the elements in an arrangement and our ability to establish vendor-specific objective evidence for those elements could affect the timing of the revenue recognition. Our total deferred revenue for products was $1.3 billion and $1.4 billion as of October 29, 2005 and July 30, 2005, respectively. Technical support services revenue is deferred and recognized ratably over the period during which the services are to be performed, which is typically from one to three years. Advanced services revenue is recognized upon delivery or completion of performance. Our total deferred revenue for services was $3.5 billion and $3.6 billion as of October 29, 2005 and July 30, 2005, respectively.

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

Allowance for Doubtful Accounts and Sales Returns

Our accounts receivable balance, net of allowance for doubtful accounts, was $2.3 billion and $2.2 billion as of October 29, 2005 and July 30, 2005, respectively. The allowance for doubtful accounts was $173 million, or 6.9% of the gross accounts receivable balance, as of October 29, 2005 and $162 million, or 6.8% of the gross accounts receivable balance, as of July 30, 2005. The allowance is based on our assessment of the collectibility of customer accounts. We regularly review the allowance by considering factors such as historical experience, credit quality, age of the accounts receivable balances, and current economic conditions that may affect a customer’s ability to pay.

The provision for doubtful accounts for the first quarter of fiscal 2006 was $11 million. We had no provision for doubtful accounts for the first quarter of fiscal 2005. If a major customer’s creditworthiness deteriorates, or if actual defaults are higher than our historical experience, or if other circumstances arise, our estimates of the recoverability of amounts due to us could be overstated, and additional allowances could be required, which could have an adverse impact on our revenue.

A reserve for future sales returns is established based on historical trends in product return rates. The reserve for future sales returns as of October 29, 2005 and July 30, 2005 was $77 million and $63 million, respectively, and was recorded as a reduction of our accounts receivable. If the actual future returns were to deviate from the historical data on which the reserve had been established, our revenue could be adversely affected.

Allowance for Inventory

Our inventory balance was $1.3 billion as of October 29, 2005 and July 30, 2005. Our inventory allowance was $170 million and $159 million as of October 29, 2005 and July 30, 2005, respectively. We provide allowances

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

Our provision for inventory was $47 million and $62 million for the first quarter of fiscal 2006 and 2005, respectively. If there were to be a sudden and significant decrease in demand for our products, or if there were a higher incidence of inventory obsolescence because of rapidly changing technology and customer requirements, we could be required to increase our inventory allowances, and our gross margin could be adversely affected. Inventory management remains an area of focus as we balance the need to maintain strategic inventory levels to ensure competitive lead times and the risk of inventory obsolescence.

Warranty Costs

The liability for product warranties, included in other accrued liabilities, was $261 million as of October 29, 2005, compared with $259 million as of July 30, 2005. See Note 7 to the Consolidated Financial Statements. Our products are generally covered by a warranty for periods ranging from 90 days to five years, and for some products we provide a limited lifetime warranty. We accrue for warranty costs as part of our cost of sales based on associated material costs, technical support labor costs, and associated overhead. Material cost is estimated based primarily upon historical trends in the volume of product returns within the warranty period and the cost to repair or replace the equipment. Technical support labor cost is estimated based primarily upon historical trends in the rate of customer cases and the cost to support the customer cases within the warranty period. Overhead cost is applied based on estimated time to support warranty activities.

The provision for product warranties issued during the first quarter of fiscal 2006 and 2005 was $102 million and $118 million, respectively. The provision for warranty in the first quarter of fiscal 2006 included $6 million of stock-based compensation expense related to employee stock options and employee stock purchases under SFAS 123(R). The decrease in the provision for product warranties was due to lower warranty claims. If we experience an increase in warranty claims compared with our historical experience, or if the cost of servicing warranty claims is greater than the expectations on which the accrual has been based, our gross margin could be adversely affected.

Stock-based Compensation Expense

On July 31, 2005, we adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment,” (“SFAS 123(R)”) which requires the measurement and recognition of compensation expense for all share-based payment awards made to our employees and directors including employee stock options and employee stock purchases related to the Employee Stock Purchase Plan (“employee stock purchases”) based on estimated fair values. Stock-based compensation expense recognized under SFAS 123(R) for the three months ended October 29, 2005 was $345 million which consisted of stock-based compensation expense related to employee stock options and employee stock purchases of $317 million and stock-based compensation expense related to acquisitions and investments of $28 million. Stock-based compensation of $40 million for the three months ended October 30, 2004 was related to acquisitions and investments which we had been recognizing under previous accounting standards. There was no stock-based compensation expense related to employee stock options and employee stock purchases recognized during the three months ended October 30, 2004. See Note 9 to the Consolidated Financial Statements for additional information.

Upon adoption of SFAS 123(R), we began estimating the value of employee stock options on the date of grant using a lattice-binomial model. Prior to the adoption of SFAS 123(R), the value of each employee stock option was estimated on the date of grant using the Black-Scholes model for the purpose of the pro forma financial information in accordance with SFAS 123. The determination of fair value of share-based payment awards on the date of grant using an option-pricing model is affected by our stock price as well as assumptions regarding a

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

number of highly complex and subjective variables. These variables include, but are not limited to the expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviors. The use of a lattice-binomial model requires the use of extensive actual employee exercise behavior data and the use of a number of complex assumptions including expected volatility, risk-free interest rate, expected dividends, kurtosis, and skewness. The weighted-average estimated value of employee stock options granted during the three months ended October 29, 2005 was $5.01 per share using the lattice-binomial model with the following weighted-average assumptions:

Three Months Ended October 29, 2005
Expected volatility	23.7%
Risk-free interest rate	4.2%
Expected dividends	0.0%
Kurtosis	4.3
Skewness	(0.60)

We used the implied volatility for two-year traded options on our stock as the expected volatility assumption required in the lattice-binomial model consistent with SFAS 123(R) and SAB 107. Prior to the first quarter of fiscal 2006, we had used our historical stock price volatility in accordance with SFAS 123 for purposes of our pro forma information. The selection of the implied volatility approach was based upon the availability of actively traded options on our stock and our assessment that implied volatility is more representative of future stock price trends than historical volatility.

The risk-free interest rate assumption is based upon observed interest rates appropriate for the term of our employee stock options. The dividend yield assumption is based on the history and expectation of dividend payouts. The estimated kurtosis and skewness are technical measures of the distribution of stock price returns, which affect expected employee exercise behaviors that are based on our stock price return history as well as consideration of academic analyses.

As stock-based compensation expense recognized in the Consolidated Statement of Operations for the first quarter of fiscal 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on historical experience.

If factors change and we employ different assumptions in the application of SFAS 123(R) in future periods, the compensation expense that we record under SFAS 123(R) may differ significantly from what we have recorded in the current period.

Investment Impairments

Our publicly traded equity securities are reflected in the Consolidated Balance Sheets at a fair value of $864 million as of October 29, 2005, compared with $941 million as of July 30, 2005. See Note 6 to the Consolidated Financial Statements. We recognize an impairment charge when the declines in the fair values of our publicly traded equity securities below their cost basis are judged to be other-than-temporary. The ultimate value realized on these equity securities is subject to market price volatility until they are sold. We consider various factors in determining whether we should recognize an impairment charge, including the length of time and extent to which the fair value has been less than our cost basis, the financial condition and near-term prospects of the investee, and our intent and ability to hold the investment for a period of time sufficient to allow for any anticipated

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

recovery in market value. Our ongoing consideration of these factors could result in additional impairment charges in the future, which could adversely affect our net income. There were no charges attributable to the impairment of publicly traded equity securities during the first quarter of fiscal 2006 or 2005.

We also have investments in privately held companies, some of which are in the startup or development stages. As of October 29, 2005, our investments in privately held companies were $433 million, compared with $421 million as of July 30, 2005, and were included in other assets. See Note 4 to the Consolidated Financial Statements. We monitor these investments for impairment and make appropriate reductions in carrying values if we determine an impairment charge is required, based primarily on the financial condition and near-term prospects of these companies. These investments are inherently risky because the markets for the technologies or products these companies are developing are typically in the early stages and may never materialize. Our impairment charges on investments in privately held companies were $7 million and $18 million during the first quarter of fiscal 2006 and 2005, respectively.

Goodwill Impairments

Our methodology for allocating the purchase price relating to purchase acquisitions is determined through established valuation techniques in the high-technology communications equipment industry. Goodwill is measured as the excess of the cost of acquisition over the sum of the amounts assigned to tangible and identifiable intangible assets acquired less liabilities assumed. We perform goodwill impairment tests on an annual basis and between annual tests in certain circumstances for each reporting unit. The goodwill recorded in the Consolidated Balance Sheets as of October 29, 2005 and July 30, 2005 was $5.4 billion and $5.3 billion, respectively. In response to changes in industry and market conditions, we could be required to strategically realign our resources and consider restructuring, disposing of, or otherwise exiting businesses, which could result in an impairment of goodwill. Beginning in fiscal 2006, the reportable segments were changed to the following theaters: United States and Canada; European Markets; Emerging Markets; Asia Pacific; and Japan. As a result, we reallocated the goodwill at July 31, 2005 to these reportable segments. There was no impairment of goodwill during the first quarter of fiscal 2006 or the first quarter of fiscal 2005.

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

Our effective tax rates differ from the statutory rate primarily due to acquisition-related costs, stock-based compensation, research and experimentation tax credits, state taxes, and the tax impact of foreign operations. The effective tax rate was 28.3% and 28.7% for the first quarter of fiscal 2006 and 2005, respectively. Our future effective tax rates could be adversely affected by earnings being lower than anticipated in countries where we have lower statutory rates and higher than anticipated in countries where we have higher statutory rates, by changes in the valuation of our deferred tax assets or liabilities, or by changes in tax laws, regulations, accounting principles, or interpretations thereof. In addition, we are subject to the continuous examination of our income tax returns by the Internal Revenue Service and other tax authorities. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes.

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

Net Sales

As a result of organizational changes, beginning in fiscal 2006, the Company’s reportable segments were changed to the following theaters: United States and Canada; European Markets; Emerging Markets; Asia Pacific; and Japan and prior period balances have been restated to conform to the current year’s presentation. Prior to fiscal 2006, the Company had four reportable segments: the Americas; Europe, the Middle East, and Africa (EMEA); Asia Pacific; and Japan. Net sales, which include product and service revenue, for each theater are summarized in the following table (in millions, except percentages):

	Three Months Ended
	October 29, 2005	October 30, 2004	Variance in Dollars	Variance in Percent
Net sales:
United States and Canada	$3,652	$3,255	$397	12.2%
Percentage of net sales	55.7%	54.5%
European Markets	1,368	1,341	27	2.0%
Percentage of net sales	20.9%	22.5%
Emerging Markets	536	417	119	28.5%
Percentage of net sales	8.2%	7.0%
Asia Pacific	635	566	69	12.2%
Percentage of net sales	9.7%	9.5%
Japan	359	392	(33)	(8.4)%
Percentage of net sales	5.5%	6.5%

Total	$6,550	$5,971	$579	9.7%

The following table is a breakdown of net sales between product and service revenue (in millions, except percentages):

	Three Months Ended
	October 29, 2005	October 30, 2004	Variance in Dollars	Variance in Percent
Net sales:
Product	$5,491	$5,033	$458	9.1%
Service	1,059	938	121	12.9%

Total	$6,550	$5,971	$579	9.7%

Net Product Sales by Theater

The increase in net product sales was due to the impact of the continued gradual recovery in the global economic environment coupled with increased information technology-related capital spending in our enterprise, service

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

provider, commercial, and consumer markets. The following table is a breakdown of net product sales by theater (in millions, except percentages):

	Three Months Ended
	October 29, 2005	October 30, 2004	Variance in Dollars	Variance in Percent
Net product sales:
United States and Canada	$2,907	$2,579	$328	12.7%
Percentage of net product sales	52.9%	51.2%
European Markets	1,202	1,192	10	0.8%
Percentage of net product sales	21.9%	23.7%
Emerging Markets	497	386	111	28.8%
Percentage of net product sales	9.1%	7.7%
Asia Pacific	567	512	55	10.7%
Percentage of net product sales	10.3%	10.2%
Japan	318	364	(46)	(12.6)%
Percentage of net product sales	5.8%	7.2%

Total	$5,491	$5,033	$458	9.1%

The increase in net product sales in the United States and Canada theater was due to an increase in net product sales to all of our customer markets with strong sales to the U.S. federal government, included within our enterprise market. However, we believe our sales to the U.S. federal government remain subject to a possible realignment of government spending priorities, which could adversely affect these sales in future periods. After achieving growth in sales in Europe throughout fiscal 2005 net product sales in the European Markets theater were flat in the first quarter of fiscal 2006 compared with the first quarter of 2005 due to weakness in the United Kingdom, German and French markets. Net product sales in the Emerging Markets theater increased primarily as a result of continued product deployment by service providers and growth in enterprise markets. The increase in net product sales in Asia Pacific occurred primarily as a result of continued infrastructure builds, broadband acceleration, and investments by Asian telecommunication carriers. Net product sales in the Japan theater have continued to reflect ongoing economic and other challenges in the theater.

Net Product Sales by Groups of Similar Products

The following table presents net sales for groups of similar products (in millions, except percentages):

	Three Months Ended
	October 29, 2005	October 30, 2004	Variance in Dollars	Variance in Percent
Net product sales:
Routers	$1,417	$1,251	$166	13.3%
Percentage of net product sales	25.8%	24.9%
Switches	2,685	2,599	86	3.3%
Percentage of net product sales	48.9%	51.6%
Advanced technologies	1,206	965	241	25.0%
Percentage of net product sales	22.0%	19.2%
Other	183	218	(35)	(16.1)%
Percentage of net product sales	3.3%	4.3%

Total	$5,491	$5,033	$458	9.1%

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Routers

The increase in net product sales related to routers was due to higher revenue from almost all of our router categories. Our sales of high-end routers, which represent a larger proportion of our total router sales compared with midrange and low-end routers, increased by $87 million over the first quarter of fiscal 2005. Sales of our midrange and low-end routers increased by $83 million. In fiscal 2005, we introduced the integrated services router. For the first quarter of fiscal 2006, sales of integrated services routers represented approximately 37% of our total revenue from midrange and low-end routers compared with approximately 1% of our total revenue from midrange and low-end routers in the first quarter of fiscal 2005. Our high-end router sales are primarily to service providers, which tend to make large and sporadic purchases.

Switches

The increase in net product sales related to switches was due to sales of local-area network (LAN) fixed switches and LAN modular switches. The increase in sales of LAN switches was a result of the continued adoption of new technologies by our customers, resulting in higher sales of our high-end modular switch, Cisco Catalyst 6500 Series switches, and fixed switches, including Cisco Catalyst 3750 and Catalyst 3560 Series switches.

Advanced Technologies

Enterprise IP communications sales increased by approximately $80 million primarily due to sales of IP phones and associated software as our customers transitioned from an analog-based to an IP-based infrastructure. Sales of security products increased by approximately $70 million primarily due to module and line-card sales related to our routers and LAN modular switches as customers continued to emphasize network security. Sales of storage area networking products increased by approximately $50 million. Wireless LAN product sales increased by approximately $25 million. Storage area networking and wireless LAN product sales increased primarily due to new customers and continued deployments with existing customers. Home networking product sales increased by approximately $15 million primarily due to the growth of our wireless and wired router businesses. Optical product sales were approximately the same compared with the first quarter of fiscal 2005.

Factors That May Impact Net Product Sales

Net product sales may continue to be affected by changes in the geopolitical environment and global economic conditions; competition, including price-focused competitors from Asia, especially China; new product introductions; sales cycles and product implementation cycles; changes in the mix of our customers between service provider and enterprise markets; changes in the mix of direct sales and indirect sales; variations in sales channels; and final acceptance criteria of the product, system, or solution as specified by the customer. In addition, sales to the service provider market have been characterized by large and often sporadic purchases, especially relating to our router sales and sales of certain of our advanced technologies. In addition, service provider customers typically have longer implementation cycles, require a broader range of services, including network design services, and often have acceptance provisions that can lead to a delay in revenue recognition. To improve customer satisfaction, we continue to focus on managing our manufacturing lead-time performance, which may result in corresponding reductions in order backlog. A decline in backlog levels could result in more variability and less predictability in our quarter-to-quarter net sales and operating results. Net product sales may also be adversely affected by fluctuations in demand for our products, especially with respect to Internet businesses and telecommunications service providers, price and product competition in the communications and networking industries, introduction and market acceptance of new technologies and products, adoption of new networking standards, and financial difficulties experienced by our customers. We may, from time to time, experience manufacturing issues that create a delay in our suppliers’ ability to provide specific components, resulting in delayed shipments. To the extent that manufacturing issues and any related component shortages result in delayed shipments in the future, and

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

Net Service Revenue

The increase in net service revenue was primarily due to increased technical support service contract initiations and renewals associated with higher product sales, which have resulted in a larger installed base of equipment being serviced and revenue from advanced services, which relates to consulting support services for our technologies for specific networking needs.

Gross Margin

The following table shows the gross margin for each theater (in millions, except percentages):

	Three Months Ended
	Amount		Percentage
	October 29, 2005	October 30, 2004	October 29, 2005	October 30, 2004
Gross margin:
United States and Canada	$2,425	$2,146	66.4%	65.9%
European Markets	940	920	68.7%	68.6%
Emerging Markets	377	296	70.3%	71.0%
Asia Pacific	413	385	65.0%	68.0%
Japan	255	268	71.0%	68.4%

Total	$4,410	$4,015	67.3%	67.2%

The following table shows the gross margin for products and services (in millions, except percentages):

	Three Months Ended
	Amount		Percentage
	October 29, 2005	October 30, 2004	October 29, 2005	October 30, 2004
Gross margin:
Product	$3,740	$3,387	68.1%	67.3%
Service	670	628	63.3%	67.0%

Total	$4,410	$4,015	67.3%	67.2%

Product Gross Margin

Product gross margin includes the effect on our product costs of sales of $19 million of stock-based compensation expense related to employee stock options and employee stock purchases under SFAS 123(R) which reduced product gross margin percentage by 0.4%. There was no stock-based compensation expense related to employee stock options and employee stock purchases in the first quarter of fiscal 2005. Lower overall

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

manufacturing costs related to lower component costs and value engineering and other manufacturing-related costs increased product gross margin by approximately 1.5%. Value engineering is the process by which the production costs are reduced through component redesign, board configuration, test processes, and transformation processes. Higher shipment volume also increased product gross margin by approximately 1%. In addition, a lower provision for warranty and a lower provision for inventory increased product gross margin by 0.7%. However, changes in the mix of products sold decreased product gross margin by approximately 1% due to the sales of certain lower-margin switching products and increased sales of home networking products. Sales discounts decreased product gross margin by approximately 1%.

Product gross margin may continue to be adversely affected in the future by changes in the mix of products sold, including further periods of increased growth of some of our lower-margin products; introduction of new products, including products with price-performance advantages; our ability to reduce production costs; entry into new markets, including markets with different pricing and cost structures; changes in distribution channels; price competition, including competitors from Asia and especially China; changes in geographic mix; sales discounts; increases in material or labor costs; excess inventory and obsolescence charges; warranty costs; changes in shipment volume; loss of cost savings due to changes in component pricing; impact of value engineering; inventory holding charges; and how well we execute on our strategy and operating plans.

Service Gross Margin

Service gross margin includes the effect on our service cost of sales of $34 million of stock-based compensation expense related to employee stock options and employee stock purchases under SFAS 123(R) which reduced service gross margin percentage by 3.2%. There was no stock-based compensation expense related to employee stock options and employee stock purchases in the first quarter of fiscal 2005. Our service gross margin from technical support services is higher than the service gross margins from our advanced services. Service gross margin will typically experience some variability over time due to various factors such as the change in mix between technical support services and advanced services, as well as the timing of technical support service contract initiations and renewals and the timing of our adding personnel and resources to support this business. Our revenue from advanced services may continue to increase to a higher proportion of total service revenue due to our continued focus on providing comprehensive support to our customers’ networking devices, applications, and infrastructures.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Research and Development, Sales and Marketing, and General and Administrative Expenses

Stock-based compensation expense related to employee stock options and employee stock purchases under SFAS 123(R) in the first quarter of fiscal 2006 was allocated as follows: $103 million to research and development (“R&D”), $127 million to sales and marketing and $34 million to general and administrative (“G&A”) expenses. There was no stock-based compensation expense related to employee stock options and employee stock purchases in fiscal 2005. R&D, sales and marketing, and G&A expenses are summarized in the following table (in millions, except percentages):

	Three Months Ended
	October 29, 2005	October 30, 2004	Variance in Dollars	Variance in Percent
Research and development	$996	$805	$191	23.7%
Percentage of net sales	15.2%	13.5%
Sales and marketing	1,453	1,120	333	29.7%
Percentage of net sales	22.2%	18.7%
General and administrative	278	230	48	20.9%
Percentage of net sales	4.2%	3.9%

Total	$2,727	$2,155	$572	26.5%

Percentage of net sales	41.6%	36.1%

The majority of the increase in this category was related to R&D and sales and marketing expenses as follows:

R&D expenses increased primarily due to higher headcount-related expenses reflecting our continued investment in R&D efforts in routers, switches, advanced technologies and other product technologies and to the effect of stock-based compensation expense related to employee stock options and employee stock purchases under SFAS 123(R). We have also continued to purchase or license technology in order to bring a broad range of products to market in a timely fashion. If we believe that we are unable to enter a particular market in a timely manner with internally developed products, we may license technology from other businesses or acquire businesses as an alternative to internal R&D. All of our R&D costs have been expensed as incurred.

Sales and marketing expenses increased due to increases in sales expenses of $292 million. Sales expenses increased primarily due to increase in headcount-related expenses, an increase in sales program expenses and the effect of $98 million stock-based compensation expense related to employee stock options and employee stock purchases under SFAS 123(R). Marketing expenses include $29 million of stock-based compensation expense related to employee stock options and employee stock purchases under SFAS 123(R).

General and administrative expenses include the effect of stock-based compensation expense related to employee stock options and employee stock purchases under SFAS 123(R).

Our headcount increased by 849 employees during the first quarter of fiscal 2006. Compared with a year ago, our headcount increased by 4,176 employees. We intend to continue to add resources as we focus on five key areas: the commercial market segment; additional sales coverage; advanced and emerging technologies; our evolving support model; and the Emerging Markets theater. If we do not achieve the benefits anticipated from these investments, our operating results may be adversely affected.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Amortization of Purchased Intangible Assets

Amortization of purchased intangible assets included in operating expenses was $59 million in the first quarter of fiscal 2006, compared with $60 million in the first quarter of fiscal 2005. For additional information regarding purchased intangibles, see Note 3 to the Consolidated Financial Statements.

In-Process Research and Development

Our methodology for allocating the purchase price relating to purchase acquisitions to in-process R&D is determined through established valuation techniques in the high-technology communications equipment industry. In-process R&D expense in the first quarter of fiscal 2006 and 2005 was $2 million and $12 million, respectively. See Note 3 to the Consolidated Financial Statements for additional information regarding the acquisitions completed in the first quarter of fiscal 2006 and the in-process R&D recorded for each acquisition. In-process R&D was expensed upon acquisition because technological feasibility had not been established and no future alternative uses existed.

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

For purchase acquisitions completed to date, the development of these technologies remains a significant risk due to the remaining efforts to achieve technical viability, rapidly changing customer markets, uncertain standards for new products, and significant competitive threats. The nature of the efforts to develop these technologies into commercially viable products consists primarily of planning, designing, experimenting, and testing activities necessary to determine that the technologies can meet market expectations, including functionality and technical requirements. Failure to bring these products to market in a timely manner could result in a loss of market share or a lost opportunity to capitalize on emerging markets and could have a material adverse impact on our business and operating results.

The following table summarizes the key assumptions underlying the valuation for our purchase acquisition completed in the first quarter of fiscal 2006 for which in-process R&D was recorded (in millions, except percentages):

Acquisition	In-Process R&D Expense	Estimated Cost to Complete Technology at Time of Acquisition	Risk-Adjusted Discount Rate for In-Process R&D
KiSS Technology A/S	2	1	22%

The key assumptions primarily consist of an expected completion date for the in-process projects; estimated costs to complete the projects; revenue and expense projections, assuming the products have entered the market; and discount rates based on the risks associated with the development lifecycle of the in-process technology acquired. Failure to achieve the expected levels of revenue and net income from these products will negatively impact the return on investment expected at the time that the acquisitions were completed and may result in impairment charges. Actual results from the purchase acquisitions to date did not have a material adverse impact on our business and operating results.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Interest and Other Income, Net

Interest and other income, net were as follows (in millions):

	Three Months Ended
	October 29, 2005	October 30, 2004	Variance in Dollars
Interest income	$154	$130	$24
Other income (loss), net	(17)	40	(57)

Total	$137	$170	$(33)

The income (loss), net, is as follows (in millions):

	Three Months Ended
	October 29, 2005	October 30, 2004
Net (losses) gains on investments in fixed income and publicly traded equity securities	$(10)	$58
Net gains on investments in privately held companies	6	4
Impairment charges on investments in privately held companies	(7)	(18)

Net gains (losses) and impairment charges on investments	(11)	44
Other	(6)	(4)

Total	$(17)	$40

Provision for Income Taxes

The effective tax rate was 28.3% for the first quarter of fiscal 2006 and 28.7% for the first quarter of fiscal 2005. The effective tax rate differs from the statutory rate primarily due to acquisition-related costs, stock-based compensation, research and experimentation tax credits, state taxes, and the tax impact of foreign operations.

Our future effective tax rates could be adversely affected by earnings being lower than anticipated in countries where we have lower statutory rates and higher than anticipated in countries where we have higher statutory rates, by changes in the valuation of our deferred tax assets or liabilities, or by changes in tax laws, regulations, accounting principles, or interpretations thereof. In addition, we are subject to the continuous examination of our income tax returns by the Internal Revenue Service and other tax authorities. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes.

On October 22, 2004, the American Jobs Creation Act of 2004 (the “Jobs Creation Act”) was signed into law. The Jobs Creation Act created a temporary incentive for U.S. corporations to repatriate accumulated income earned abroad by providing an 85 percent dividends received deduction for certain dividends from controlled foreign corporations. In the first quarter of fiscal 2006, we distributed cash from our foreign subsidiaries and will report an extraordinary dividend (as defined in the Jobs Creation Act) of $1.2 billion and a related tax liability of approximately $63 million in our fiscal 2006 federal income tax return. This amount was previously provided for in the provision for income taxes and is included in income taxes payable.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Stock-Based Compensation Expense

On July 31, 2005, we adopted SFAS 123(R), which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors including employee stock options and employee stock purchases based on estimated fair values. The following table summarizes stock-based compensation expense related to employee stock options and employee stock purchases under SFAS 123(R) for the three months ended October 29, 2005 which was allocated as follows (in millions):

Three Months Ended October 29, 2005
Cost of sales—product	$19
Cost of sales—service	34

Stock-based compensation expense included in cost of sales	53

Research and development	103
Sales and marketing	127
General and administrative	34

Stock-based compensation expense included in operating expenses	264
Stock-based compensation expense related to employee stock options and employee stock purchases	317
Tax benefit	89

Stock-based compensation expense related to employee stock options and employee stock purchases, net of tax	$228

Stock-based compensation of $28 million related to acquisitions and investments for the three months ended October 29, 2005 is disclosed in Note 3 and is not included in the above table. There was no stock-based compensation expense recognized for the three months ended October 30, 2004 other than as related to acquisitions and investments.

Liquidity and Capital Resources

The following sections discuss the effects of changes in our balance sheet and cash flows, contractual obligations, other commitments, and the stock repurchase program on our liquidity and capital resources.

Balance Sheet and Cash Flows

Cash and Cash Equivalents and Investments

The following table summarizes our cash and cash equivalents and investments (in millions):

	October 29, 2005	July 30, 2005	Increase (Decrease)
Cash and cash equivalents	$1,704	$4,742	$(3,038)
Fixed income securities	10,922	10,372	550
Publicly traded equity securities	864	941	(77)

Total	$13,490	$16,055	$(2,565)

As of October 29, 2005, a majority of the cash and cash equivalents and investments are held outside of the United States in certain of our foreign subsidiaries. If these cash and cash equivalents and investments were distributed to the United States in the form of dividends or otherwise, we would be subject to additional U.S. income taxes (subject to an adjustment for foreign tax credits) and foreign withholding taxes.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The decrease in cash and cash equivalents and investments was primarily a result of cash used for the repurchase of common stock of $3.5 billion, capital expenditures of $215 million and acquisitions of businesses of $122 million, partially offset by cash provided by operating activities of $1.4 billion and cash provided by the issuance of common stock of $136 million related to employee stock option exercises and employee stock purchases.

As of October 29, 2005, we changed the method of classification of our investments previously classified as long-term investments to current assets and prior period balances have been reclassified to conform to the current period’s presentation. This new method classifies these securities as current or long-term based on the nature of the securities and the availability for use in current operations while the prior classification was based on the maturities of the investments. We believe this method is preferable because it is more reflective of our assessment of the overall liquidity position. In conjunction with this change in classification of investments, we changed the classification of deferred taxes related to the unrealized gains and losses on long-term investments from noncurrent assets to current assets.

We expect that cash provided by operating activities may fluctuate in future periods as a result of a number of factors, including fluctuations in our operating results, shipment linearity, accounts receivable collections, inventory management, stock option expensing, and the timing and amount of tax and other payments. Shipment linearity is a measure of the level of shipments throughout a particular quarter. For additional discussion, see the following section entitled “Risk Factors.”

Accounts Receivable, Net

The following table summarizes our accounts receivable, net (in millions):

	October 29, 2005	July 30, 2005	Increase (Decrease)
Accounts receivable, net	$2,342	$2,216	$126

Days sales outstanding (DSO) in accounts receivables as of October 29, 2005 and July 30, 2005 were 33 days and 31 days, respectively. Our accounts receivable and DSO are primarily impacted by shipment linearity and collections performance. A steady level of shipments and good collections performance will result in reduced DSO compared with a higher level of shipments toward the end of a quarter, which will result in a shorter amount of time to collect the related accounts receivable and increased DSO.

Inventories

The following table summarizes our inventories (in millions):

	October 29, 2005	July 30, 2005	Increase (Decrease)
Raw materials	$98	$82	$16
Work in process	426	431	(5)
Finished goods:
Distributor inventory and deferred cost of sales	411	385	26
Manufacturing finished goods	171	184	(13)

Total finished goods	582	569	13
Service-related spares	172	180	(8)
Demonstration systems	40	35	5

Total	$1,318	$1,297	$21

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Annualized inventory turns were 6.5 in the first quarter of fiscal 2006, which includes the effect on our cost of sales of $53 million of stock-based compensation expense related to employee stock options and employee stock purchases under SFAS 123(R). Annualized inventory turns were 6.6 in the fourth quarter of fiscal 2005. Our finished goods consist of distributor inventory and deferred cost of sales and manufacturing finished goods. Distributor inventory and deferred cost of sales are related to unrecognized revenue on shipments to distributors and retail partners and shipments to enterprise and service provider customers. Manufacturing finished goods consist primarily of build-to-order and build-to-stock products, including home networking products. Service-related spares consist of reusable equipment related to our technical support and warranty activities. All inventories are accounted for at the lower of cost or market.

Inventory management remains an area of focus as we balance the need to maintain strategic inventory levels to ensure competitive lead times against the risk of inventory obsolescence because of rapidly changing technology and customer requirements. We believe the amount of our inventory is appropriate for our current revenue levels.

Deferred Revenue

The breakdown of deferred revenue at October 29, 2005 and July 30, 2005 was as follows (in millions):

	October 29, 2005	July 30, 2005	Increase (Decrease)
Deferred revenue:
Service	$3,471	$3,618	$(147)
Product	1,323	1,424	(101)

Total	$4,794	$5,042	$(248)

Reported as:
Current	$3,716	$3,854	$(138)
Noncurrent	1,078	1,188	(110)

Total	$4,794	$5,042	$(248)

The decrease in deferred service revenue reflects a seasonal decrease in the volume of technical support contract initiations and renewals and the ongoing amortization of deferred service revenue. The decrease in deferred product revenue was primarily due to previously deferred revenue having met revenue recognition criteria during the first quarter of fiscal 2006.

Contractual Obligations

Operating Leases

We lease office space in several U.S. locations, as well as locations in Canada, European Markets, Emerging Markets, Asia Pacific, and Japan, and the future minimum lease payments under all our noncancelable operating leases with an initial term in excess of one year as of October 29, 2005 was $1.2 billion. For additional information see Note 7 to the Consolidated Financial Statements.

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

that establish the parameters defining our requirements. In certain instances, these agreements allow us the option to cancel, reschedule, and adjust our requirements based on our business needs prior to firm orders being placed. Consequently, only a portion of our reported purchase commitments arising from these agreements is firm, noncancelable, and unconditional commitments. As of October 29, 2005, we had total purchase commitments for inventory of approximately $922 million, compared with $954 million as of July 30, 2005.

In addition to the above, we record a liability for firm, noncancelable, and unconditional purchase commitments for quantities in excess of our future demand forecasts consistent with our allowance for inventory. As of October 29, 2005, the liability for these firm, noncancelable, and unconditional purchase commitments was $109 million, compared with $107 million as of July 30, 2005, and was included in other accrued liabilities.

Other Commitments

We have entered into an agreement to invest approximately $800 million in venture funds managed by SOFTBANK Corp. and its affiliates (“SOFTBANK”) that are required to be funded on demand. The total commitment is to be invested in venture funds and as senior debt with entities as directed by SOFTBANK. Our commitment to fund the senior debt is contingent upon the achievement of certain agreed-upon milestones. As of October 29, 2005, we had invested $424 million in the venture funds pursuant to the commitment, compared with $414 million as of July 30, 2005. In addition, as of October 29, 2005, we have invested $49 million in the senior debt pursuant to the commitment, all of which has been repaid. As of July 30, 2005, we had invested $49 million in the senior debt pursuant to the commitment, of which $47 million had been repaid.

We also have certain other funding commitments related to our privately held investments that are based on the achievement of certain agreed-upon milestones. The funding commitments were approximately $54 million as of October 29, 2005, compared with approximately $56 million as of July 30, 2005.

Off-Balance Sheet Arrangements

We consider our investments in unconsolidated variable interest entities to be off-balance sheet arrangements. In the ordinary course of business, we have investments in privately held companies and provide financing to certain customers through our wholly owned subsidiaries, which may be considered to be variable interest entities. We have evaluated our investments in these privately held companies and customer financings and have determined that there were no significant unconsolidated variable interest entities as of October 29, 2005.

Certain events can require a reassessment of our investments in privately held companies or customer financings to determine if they are variable interest entities and if we would be regarded as the primary beneficiary. As a result of such events, we may be required to make additional disclosures or consolidate these entities. Because we may not control these entities, we may not have the ability to influence these events.

Stock Repurchase Program

In September 2001, our Board of Directors authorized a stock repurchase program. As of October 29, 2005, our Board of Directors had authorized the repurchase of up to $35 billion of common stock under this program. During the first quarter of fiscal 2006, we repurchased and retired 194 million shares of Cisco common stock at an average price of $18.03 per share for an aggregate purchase price of $3.5 billion. As of October 29, 2005, we had repurchased and retired 1.7 billion shares of Cisco common stock for an average price of $18.14 per share for an aggregate purchase price of $30.7 billion since inception of the stock repurchase program, and the remaining authorized amount for stock repurchases under this program was $4.3 billion with no termination date.

The purchase price for the shares of our common stock repurchased was reflected as a reduction to shareholders’ equity. In accordance with Accounting Principles Board Opinion No. 6, “Status of Accounting Research

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Bulletins,” we are required to allocate the purchase price of the repurchased shares as (i) a reduction to retained earnings until retained earnings were zero and then as an increase to accumulated deficit and (ii) a reduction of common stock and additional paid-in capital. Issuance of common stock and the tax benefit related to employee stock option plans are recorded as an increase to common stock and additional paid-in capital.

Liquidity and Capital Resource Requirements

Based on past performance and current expectations, we believe our cash and cash equivalents, investments, cash generated from operations, and as noted below, the debt to finance the proposed acquisition of Scientific-Atlanta will satisfy our working capital needs, capital expenditures, investment requirements, stock repurchases, contractual obligations, commitments (see Note 7 to the Consolidated Financial Statements), future customer financings, and other liquidity requirements associated with our operations through at least the next 12 months. Our accumulated deficit is a result of the accounting effect of stock repurchases and is not reflective of our financial performance or our liquidity. We believe that the most strategic uses of our cash resources include repurchase of shares, strategic investments to gain access to new technologies, acquisitions, financing activities, and working capital. We recently announced the signing of a definitive agreement for our proposed acquisition of Scientific-Atlanta. Under the terms of the agreement, we have agreed to pay $43 per share in cash in exchange for each share of Scientific-Atlanta and to assume outstanding options, for an aggregate purchase price of approximately $6.9 billion, or approximately $5.3 billion, net of Scientific-Atlanta’s cash resources as of November 18, 2005. We anticipate that a portion of the purchase price will be financed with debt. The proposed acquisition is expected to close during the third quarter of fiscal 2006. There are no other transactions, arrangements, or other relationships with unconsolidated entities or other persons that are reasonably likely to materially affect liquidity or the availability of our requirements for capital resources.

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

OUR OPERATING RESULTS MAY FLUCTUATE IN FUTURE PERIODS, WHICH MAY ADVERSELY AFFECT OUR STOCK PRICE

Our operating results have been in the past, and will continue to be, subject to quarterly and annual fluctuations as a result of numerous factors. These factors include:

•	Fluctuations in demand for our products and services, especially with respect to Internet businesses and telecommunications service providers, in part due to the changing global economic environment

•	Changes in sales and implementation cycles for our products and reduced visibility into our customers’ spending plans and associated revenue

•	Our ability to maintain appropriate inventory levels and purchase commitments

•	Price and product competition in the communications and networking industries, which can change rapidly due to technological innovation

•	The overall movement toward industry consolidation among both our competitors and our customers

•	The introduction and market acceptance of new technologies and products and our success in new markets, including emerging and advanced technologies, as well as the adoption of new networking standards

•	Variations in sales channels, product costs, or mix of products sold

•	The timing, size, and mix of orders from customers

•	Manufacturing and customer lead times

•	Fluctuations in our gross margins, and the factors that contribute to this as described below

•	Our ability to achieve targeted cost reductions

•	The ability of our customers, channel partners, and suppliers to obtain financing or to fund capital expenditures

•	The timing and amount of employer payroll tax to be paid on our employees’ gains on stock options exercised

•	Actual events, circumstances, outcomes, and amounts differing from judgments, assumptions, and estimates used in determining the values of certain assets (including the amounts of related valuation allowances), liabilities, and other items reflected in our Consolidated Financial Statements

•	How well we execute on our strategy and operating plans

•	Benefits anticipated from our investments in engineering and sales activities

•	Changes in accounting rules, such as recording expenses for employee stock option grants and changes in tax accounting principles

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

Any of the above factors could have a material adverse impact on our operations and financial results.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

RISK FACTORS

WE EXPECT GROSS MARGIN TO VARY OVER TIME, AND OUR LEVEL OF PRODUCT GROSS MARGIN MAY NOT BE SUSTAINABLE

Our level of product gross margins may not be sustainable and may continue to be adversely affected by numerous factors, including:

•	Changes in customer, geographic, or product mix, including mix of configurations within each product group

•	Introduction of new products, including products with price-performance advantages

•	Our ability to reduce production costs

•	Entry into new markets, including markets with different pricing and cost structures, through acquisitions or internal development

•	Sales discounts

•	Increases in material or labor costs

•	Excess inventory and inventory holding charges

•	Obsolescence charges

•	Changes in shipment volume

•	Loss of cost savings due to changes in component pricing or charges incurred due to inventory holding periods if parts ordering does not correctly anticipate product demand

•	Lower than expected benefits from value engineering

•	Increased price competition, including competitors from Asia, especially China

•	Changes in distribution channels

•	Increased warranty costs

•	How well we execute on our strategy and operating plans

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

RISK FACTORS

systems integrators, service providers, and other resellers. In addition, home networking products are generally sold through distributors and retail partners. We refer to sales through distributors and retail partners as our two-tier system of sales to the end customer. Revenue from distributors and retail partners is recognized based on a sell-through method using information provided by them. These distributors and retail partners are generally given business terms that allow them to return a portion of inventory, receive credits for changes in selling prices, and participate in various cooperative marketing programs. If sales through indirect channels increase, this may lead to greater difficulty in forecasting the mix of our products and, to a degree, the timing of orders from our customers.

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

RISK FACTORS

Manufacturing capacity and component supply constraints could be significant issues for us. We purchase components from a variety of suppliers and use several contract manufacturers to provide manufacturing services for our products. During the normal course of business, in order to improve manufacturing lead time performance and to help assure adequate component supply, we enter into agreements with contract manufacturers and suppliers that either allow them to procure inventory based upon criteria as defined by us or that establish the parameters defining our requirements. In certain instances, these agreements allow us the option to cancel, reschedule, and adjust our requirements based on our business needs prior to firm orders being placed. If we fail to anticipate customer demand properly, an oversupply of parts could result in excess or obsolete components that could adversely affect our gross margins. For additional information regarding our purchase commitments, see Note 7 to the Consolidated Financial Statements. A reduction or interruption in supply; a significant increase in the price of one or more components; a failure to adequately authorize procurement of inventory by our contract manufacturers; a failure to appropriately cancel, reschedule, or adjust our requirements based on our business needs; or a decrease in demand for products could materially adversely affect our business, operating results, and financial condition and could materially damage customer relationships. Furthermore, as a result of binding price or purchase commitments with suppliers, we may be obligated to purchase components at prices that are higher than those available in the current market. In the event that we become committed to purchase components at prices in excess of the current market price when the components are actually used, our gross margins could decrease.

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

THE MARKETS IN WHICH WE COMPETE ARE INTENSELY COMPETITIVE, WHICH COULD ADVERSELY AFFECT OUR REVENUE GROWTH

We compete in the networking and communications equipment markets, providing products and services for transporting data, voice, and video traffic across intranets, extranets, and the Internet. These markets are characterized by rapid change, converging technologies, and a migration to networking solutions that offer superior advantages. These market factors represent both an opportunity and a competitive threat to us. We compete with numerous vendors in each product category. The overall number of our competitors providing niche product solutions may increase. Also, the identity and composition of competitors may change as we increase our activity in our emerging and advanced technology markets. As we continue to expand our sales globally, we may see new competition in different geographic regions. In particular, we are seeing price-focused competitors from Asia, especially China, and we anticipate this will continue.

Our competitors include 3Com; Alcatel; Avaya; Avici Systems; Brocade Communications Systems, Inc.; Check Point Software Technologies; Ciena; D-Link Corporation; Dell; Enterasys Networks; Extreme Networks; F5 Networks, Inc.; Force10 Networks, Inc.; Foundry Networks; Fujitsu; Hewlett-Packard Company; Huawei Technologies; Juniper Networks; Lucent Technologies; McDATA Corporation; NETGEAR, Inc.; Nokia; Nortel Networks; Redback Networks; Siemens AG; Sycamore Networks; and Symbol Technologies, Inc., among others.

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

RISK FACTORS

our products or technologies obsolete or noncompetitive. Specifically, the products and technologies that we identify as “emerging technologies” or “advanced technologies” may not prove to have the market success we anticipate, and we may not successfully identify and invest in other emerging or advanced technologies.

WE ARE INCREASING OUR INVESTMENT IN ENGINEERING AND SALES ACTIVITIES AND THESE INVESTMENTS MAY ACHIEVE DELAYED, OR LOWER THAN EXPECTED, BENEFITS WHICH COULD HARM OUR OPERATING RESULTS

We intend to continue to add personnel and other resources to both our engineering and sales functions as we focus on developing emerging technologies, the next wave of advanced technologies, growing the commercial market segment, capitalizing on our emerging market opportunities, enhancing our evolving support model and increasing our market share gains. We are likely to recognize the costs associated with these investments earlier than some of the anticipated benefits, and the return on these investments may be lower, or may develop more slowly, than we expect. If we do not achieve the benefits anticipated from these investments, or if the achievement of these benefits is delayed, our operating results may be adversely affected.

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

•	Difficulties in integrating the operations, systems, technologies, products, and personnel of the acquired companies, particularly companies with large and widespread operations and/or complex products, such as Scientific-Atlanta

•	Diversion of management’s attention from normal daily operations of the business and the challenges of managing larger and more widespread operations resulting from acquisitions

•	Potential difficulties in completing projects associated with in-process research and development

•	Difficulties in entering markets in which we have no or limited direct prior experience and where competitors in such markets have stronger market positions

•	Initial dependence on unfamiliar supply chains or relatively small supply partners

•	Insufficient revenue to offset increased expenses associated with acquisitions

•	The potential loss of key employees, customers, distributors, vendors and other business partners of the companies we acquire following and continuing after announcement of acquisition plans

Acquisitions may also cause us to:

•	Issue common stock that would dilute our current shareholders’ percentage ownership

•	Use a substantial portion of our cash resources or incur debt

•	Assume liabilities

•	Record goodwill and nonamortizable intangible assets that will be subject to impairment testing on a regular basis and potential periodic impairment charges

•	Incur amortization expenses related to certain intangible assets

•	Incur large and immediate write-offs and restructuring and other related expenses

•	Become subject to intellectual property or other litigation

Mergers and acquisitions of high-technology companies are inherently risky and subject to many factors outside of our control, and no assurance can be given that our previous or future acquisitions will be successful and will not materially adversely affect our business, operating results, or financial condition. Failure to manage and successfully integrate acquisitions could materially harm our business and operating results. Prior acquisitions have resulted in a wide range of outcomes, from successful introduction of new products and technologies to an inability to do so. Even when an acquired company has already developed and marketed products, there can be no assurance that product enhancements will be made in a timely fashion or that preacquisition due diligence will have identified all possible issues that might arise with respect to such products.

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

RISK FACTORS

ENTRANCE INTO NEW OR DEVELOPING MARKETS EXPOSES US TO ADDITIONAL COMPETITION AND WILL LIKELY INCREASE DEMANDS ON OUR SERVICE AND SUPPORT OPERATIONS

As we focus on new market opportunities—for example, storage; wireless; security; and transporting data, voice, and video traffic across the same network—we will increasingly compete with large telecommunications equipment suppliers as well as startup companies. Several of our competitors may have greater resources, including technical and engineering resources, than we do. Additionally, as customers in these markets complete infrastructure deployments, they may require greater levels of service, support, and financing than we have provided in the past. Demand for these types of service or financing contracts may increase in the future. There can be no assurance that we can provide products, service, support, and financing to effectively compete for these market opportunities. Further, provision of greater levels of services by us may result in a delay in the timing of revenue recognition. In addition, entry into other markets, including our entry into the consumer market, has subjected and will subject us to additional risks, particularly to those markets, including the effects of general market conditions and reduced consumer confidence.

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

We conduct significant sales and customer support operations in countries outside of the United States and also depend on non-U.S. operations of our contract manufacturers and our distribution partners. For the first quarter of fiscal 2005 and the first quarter of fiscal 2006, we derived 46.9% and 47.6% of our net sales, respectively,

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

OUR BUSINESS AND OPERATIONS ARE ESPECIALLY SUBJECT TO THE RISKS OF EARTHQUAKES, FLOODS, AND OTHER NATURAL CATASTROPHIC EVENTS

Our corporate headquarters, including certain of our research and development operations and our manufacturing facilities, are located in the Silicon Valley area of Northern California, a region known for seismic activity. Additionally, a certain number of our facilities, including one of our manufacturing facilities, are located near rivers that have experienced flooding in the past. A significant natural disaster, such as an earthquake, a hurricane or a flood, could have a material adverse impact on our business, operating results, and financial condition.

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

We maintain an investment portfolio of various holdings, types, and maturities. These securities are generally classified as available-for-sale and, consequently, are recorded on the Consolidated Balance Sheets at fair value with unrealized gains or losses reported as a separate component of accumulated other comprehensive income (loss), net of tax. Part of this portfolio includes equity investments in publicly traded companies, the values of which are subject to market price volatility to the extent unhedged. If there is an economic slowdown which adversely affects the public equities market, we may recognize in earnings the decline in fair value of our publicly traded equity investments below the cost basis when the decline is judged to be other-than-temporary. For information regarding the sensitivity of and risks associated with the market value of portfolio investments and interest rates, refer to the section titled “Quantitative and Qualitative Disclosures About Market Risk” included in this report and in our Annual Report on Form 10-K for the fiscal year ended July 30, 2005. Our investments in private companies are subject to risk of loss of investment capital. These investments are inherently risky because the markets for the technologies or products they have under development are typically in the early stages and may never materialize. We could lose our entire investment in these companies.

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

BEGINNING WITH FISCAL 2006, WE ARE REQUIRED TO RECOGNIZE EXPENSE FOR STOCK BASED COMPENSATION RELATED TO EMPLOYEE STOCK OPTIONS AND EMPLOYEE STOCK PURCHASES, AND THERE IS NO ASSURANCE THAT THE EXPENSE THAT WE ARE REQUIRED TO RECOGNIZE MEASURES ACCURATELY THE VALUE OF OUR SHARE-BASED PAYMENT AWARDS, AND THE RECOGNITION OF THIS EXPENSE COULD CAUSE THE TRADING PRICE OF OUR COMMON STOCK TO DECLINE

On July 31, 2005, we adopted SFAS 123(R) which requires the measurement and recognition of compensation expense for all stock-based compensation based on estimated fair values. As a result, our operating results for the first quarter of fiscal 2006 contain, and our operating results for future periods will contain, a charge for stock-based compensation related to employee stock options and employee stock purchases. This charge is in addition to stock-based compensation expense we have recognized in prior periods related to acquisitions and

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

RISK FACTORS

investments. The application of SFAS 123(R) requires the use of an option-pricing model to determine the fair value of share-based payment awards. This determination of fair value is affected by our stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, our expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviors. Option-pricing models were developed for use in estimating the value of traded options that have no vesting or hedging restrictions and are fully transferable. Because our employee stock options have certain characteristics that are significantly different from traded options, and because changes in the subjective assumptions can materially affect the estimated value, in management’s opinion the existing valuation models may not provide an accurate measure of the fair value of our employee stock options. Although the fair value of employee stock options is determined in accordance with SFAS 123(R) and SAB 107 using an option-pricing model, that value may not be indicative of the fair value observed in a willing buyer/willing seller market transaction.

As a result of the adoption of SFAS 123(R), our earnings for the first quarter of fiscal 2006 were lower than they would have been had we not been required to adopt SFAS 123(R). This will continue to be the case for future periods. We cannot predict the effect that this adverse impact on our reported operating results will have on the trading price of our common stock.

OUR STOCK PRICE MAY BE VOLATILE

Historically, our common stock had experienced substantial price volatility, particularly as a result of variations between our actual financial results and the published expectations of analysts and as a result of announcements by our competitors and us. Furthermore, speculation in the press or investment community about our strategic position, financial condition, results of operations, business, security of our products or significant transactions can cause changes in our stock price. In addition, the stock market has experienced extreme price and volume fluctuations that have affected the market price of many technology companies, in particular, and that have often been unrelated to the operating performance of these companies. These factors, as well as general economic and political conditions and the announcement of proposed and completed acquisitions or other significant transactions, or any difficulties associated with such transactions, by us or our current or potential competitors, may materially adversely affect the market price of our common stock in the future. Additionally, volatility, lack of positive performance in our stock price or changes to our overall compensation program including our stock incentive program may adversely affect our ability to retain key employees, virtually all of whom are compensated, in part, based on the performance of our stock price.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Investments

We maintain an investment portfolio of various holdings, types, and maturities. See Note 6 to the Consolidated Financial Statements. These securities are generally classified as available-for-sale and consequently are recorded in the Consolidated Balance Sheets at fair value with unrealized gains or losses, to the extent unhedged, reported as a separate component of accumulated other comprehensive income, net of tax.

Fixed Income Securities

At any time, a sharp rise in interest rates could have a material adverse impact on the fair value of our investment portfolio. Conversely, declines in interest rates could have a material impact on interest earnings for our investment portfolio. These instruments are not leveraged as of October 29, 2005, and are held for purposes other than trading.

Publicly Traded Equity Securities

The values of our equity investments in several publicly traded companies are subject to market price volatility. The following tables present the hypothetical changes in fair value of publicly traded equity securities, excluding hedged equity securities, held at October 29, 2005 that are sensitive to changes in market price (in millions):

	Valuation of Securities Given an X% Decrease in Each Stock’s Price			Fair Value As of October 29, 2005	Valuation of Securities Given an X% Increase in Each Stock’s Price
	(35%)	(25%)	(15%)		15%	25%	35%
Publicly traded equity securities	$474	$547	$619	$729	$838	$911	$984

Our equity portfolio consists of securities with characteristics that most closely match the Standard & Poor’s 500 Index or NASDAQ Composite Index. These equity securities are held for purposes other than trading. The modeling technique used measures the change in fair value arising from selected hypothetical changes in each stock’s price. Stock price fluctuations of plus or minus 15%, 25%, and 35% were selected based on the probability of their occurrence. There were no impairment charges on publicly traded equity securities in the first quarter of fiscal 2006 or 2005.

Investments In Privately Held Companies

We have invested in privately held companies, some of which are in the startup or development stages. These investments are inherently risky because the markets for the technologies or products these companies are developing are typically in the early stages and may never materialize. We could lose our entire initial investment in these companies. These investments are primarily carried at cost, which as of October 29, 2005 was $433 million, compared with $421 million at July 30, 2005, and are recorded in other assets in the Consolidated Balance Sheets. Our impairment charges on investments in privately held companies were $7 million and $18 million for the first quarter of fiscal 2006 and 2005, respectively.

Our evaluation of equity investments in private and public companies is based on the fundamentals of the businesses, including, among other factors, the nature of their technologies and potential for financial return to us.

Derivative Instruments

Foreign Currency Derivatives

We enter into foreign exchange forward contracts to reduce the short-term effect of foreign currency fluctuations on receivables, investments, and payables, primarily denominated in Australian, Canadian, Japanese, and several European currencies, including the euro and British pound. Our market risks associated with our foreign currency receivables, investments, and payables relate primarily to variances from our forecasted foreign currency transactions and balances.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Approximately 75% of our operating expenses are U.S.-dollar denominated. In order to reduce variability in operating expenses caused by the remaining non-U.S.-dollar denominated operating expenses, we periodically hedge certain foreign currency forecasted transactions with currency options with maturities up to 18 months. These hedging programs are not designed to provide foreign currency protection over longer time horizons. In designing a specific hedging approach, we consider several factors, including offsetting exposures, significance of exposures, costs associated with entering into a particular hedge instrument, and potential effectiveness of the hedge. The gains and losses on foreign exchange contracts mitigate the variability in operating expenses associated with currency movements. Primarily because of our limited currency exposure to date, the effect of foreign currency fluctuations has not been material to our Consolidated Financial Statements. In the first quarter of fiscal 2006, the effect of foreign currency fluctuations, net of hedging, increased total research and development, sales and marketing, and general and administrative expenses by approximately 1% compared with 2% in the first quarter of fiscal 2005. The impact of foreign currency fluctuations on sales has not been material because our sales are primarily denominated in U.S. dollars.

Foreign exchange forward and option contracts as of October 29, 2005 are summarized as follows (in millions):

	Notional Amount	Fair Value
Forward contracts:
Purchased	$993	$4
Sold	$391	$5
Option contracts:
Purchased	$701	$9
Sold	$777	$(3)

Our foreign exchange forward contracts related to current assets and liabilities generally range from one to three months in original maturity. Additionally, we have entered into foreign exchange forward contracts related to long-term customer financings with maturities of up to two years. The foreign exchange forward contracts related to investments generally have maturities of less than one year. Currency option contracts generally have maturities of less than 18 months. We do not enter into foreign exchange forward and option contracts for trading purposes. We do not expect gains or losses on these derivative instruments to have a material impact on our financial results. See Note 7 to the Consolidated Financial Statements.

Interest Rate Derivatives

Our primary objective for holding fixed income and debt securities is to increase our investment return while preserving principal and managing risk. To realize these objectives, we may utilize interest rate swaps or other derivatives designated as fair value or cash flow hedges. We have entered into $1 billion of interest rate swaps designated as fair value hedges. Under the interest rate swap contracts, we make fixed-rate interest payments and receive interest payments based on the London InterBank Offered Rate (LIBOR). The effect of these swaps is to convert fixed-rate returns to LIBOR-based returns on a portion of our fixed income portfolio. The gains and losses related to changes in the value of the interest rate swaps are included in other income (loss), net, in the Consolidated Statements of Operations and offset the changes in fair value of the underlying hedged investment. As of October 29, 2005 and July 30, 2005, the fair value of the interest rate swaps was $29 million and $15 million, respectively.

Equity Derivatives

We maintain a portfolio of publicly traded equity securities which are subject to price risk. We may hold equity securities for strategic purposes or to provide diversification for our overall investment portfolio. In order to manage our exposure to changes in the value of certain equity securities, we may, from time to time, enter into equity derivative contracts. We have entered into forward sale and option agreements on certain publicly traded

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

equity securities designated as fair value hedges. The gains and losses due to changes in the value of the hedging instruments are included in other income (loss), net, in the Consolidated Statements of Operations and offset the change in the fair value of the underlying hedged investment. As of October 29, 2005 the notional and fair value amounts of the derivatives were $198 million and $57 million, respectively. As of July 30, 2005 the notional and fair value amounts of the derivatives were $198 million and $19 million, respectively.

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

Changes in internal control over financial reporting. There was no change in our internal control over financial reporting during our first quarter of fiscal 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On February 16, 2005, a purported shareholder derivative lawsuit was filed in the Superior Court of California, County of Santa Clara, against various of our officers and directors and naming us as a nominal defendant. The lawsuit includes claims for breach of fiduciary duty, unjust enrichment, constructive trust and violations of the California Corporations Code, is based upon allegations of wrongdoing in connection with option grants and compensation to officers and directors, the timing of option grants, and our stock repurchase program, and seeks unspecified compensation and other damages, rescission of options and other relief.

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

(a) On September 5, 2005, we issued an aggregate of 996,031 shares of our common stock in connection with the acquisition of KiSS Technology A/S. The offer and sale of the securities were effected without registration in reliance on Regulation S under the Securities Act of 1933, as amended.

(b) None.

(c) Issuer Purchases of Equity Securities (in millions, except per-share amounts)

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (1)
July 31, 2005 to August 27, 2005	35	$18.40	35	$7,203
August 28, 2005 to September 24, 2005	102	$18.15	102	$5,357
September 25, 2005 to October 29, 2005	57	$17.60	57	$4,347

Total	194	$18.03	194

(1)	In September 2001, our Board of Directors authorized a stock repurchase program. As of October 29, 2005, our Board of Directors had authorized the repurchase of up to $35 billion of common stock under this program. During the first quarter of fiscal 2006, we repurchased and retired 194 million shares of our common stock at an average price of $18.03 per share for an aggregate purchase price of $3.5 billion. As of October 29, 2005, we had repurchased and retired 1.7 billion shares of our common stock at an average price of $18.14 per share for an aggregate purchase price of $30.7 billion since inception of the stock repurchase program, and the remaining authorized amount for stock repurchases under the program was $4.3 billion with no termination date.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

The following documents are filed as Exhibits to this report:

2.1	Agreement and Plan of Merger by and among Cisco Systems, Inc., Columbus Acquisition Corp. and Scientific-Atlanta, Inc. (incorporated by reference to Exhibit 2.1 of Form 8-K (File No. 001-05517) filed November 21, 2005) †

10.3	Cisco Systems, Inc. 2005 Stock Incentive Plan (including related form agreements) (incorporated by reference to Exhibit 99.1 of Form S-8 (File No. 333-129719) filed November 15, 2005)

10.4	Professional and Leadership Incentive Plan—FY 2006 (incorporated by reference to Exhibit 10.1 of Form 8-K (File No. 000-18225) filed September 21, 2005)

18.1	Letter Regarding Change in Accounting Principles

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32.1	Section 1350 Certification of Principal Executive Officer

32.2	Section 1350 Certification of Principal Financial Officer

†	Schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K. Cisco Systems, Inc. hereby undertakes to furnish supplementally copies of any of the omitted schedules and exhibits upon request by the Securities and Exchange Commission.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Cisco Systems, Inc.

Date: November 22, 2005	By	/s/ DENNIS D. POWELL
Dennis D. Powell, Senior Vice President and Chief Financial Officer (Principal financial officer and duly authorized signatory)

EXHIBIT INDEX

EXHIBIT NO.
2.1	Agreement and Plan of Merger by and among Cisco Systems, Inc., Columbus Acquisition Corp. and Scientific-Atlanta, Inc. (incorporated by reference to Exhibit 2.1 of Form 8-K (File No. 001-05517) filed November 21, 2005) †

10.3	Cisco Systems, Inc. 2005 Stock Incentive Plan (including related form agreements) (incorporated by reference to Exhibit 99.1 of Form S-8 (File No. 333-129719) filed November 15, 2005)

10.4	Professional and Leadership Incentive Plan—FY 2006 (incorporated by reference to Exhibit 10.1 of Form 8-K (File No. 000-18225) filed September 21, 2005)

18.1	Letter Regarding Change in Accounting Principles

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32.1	Section 1350 Certification of Principal Executive Officer

32.2	Section 1350 Certification of Principal Financial Officer

†	Schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K. Cisco Systems, Inc. hereby undertakes to furnish supplementally copies of any of the omitted schedules and exhibits upon request by the Securities and Exchange Commission.