Form 10-Q
period 2006-01-28
CISCO SYSTEMS INC
filed 2006-02-21
CIK 858877

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 28, 2006

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒  NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act). Large Accelerated Filer ☒  Accelerated Filer ☐  Non-Accelerated Filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐  NO ☒

As of February 10, 2006, 6,150,560,178 shares of the registrant’s common stock were outstanding.

Cisco Systems, Inc.

FORM 10-Q for the Quarter Ended January 28, 2006

PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements (Unaudited)

Cisco Systems, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in millions, except per-share amounts)

(Unaudited)

	Three Months Ended		Six Months Ended
	January 28, 2006	January 29, 2005	January 28, 2006	January 29, 2005
NET SALES:
Product	$5,537	$5,106	$11,028	$10,139
Service	1,091	956	2,150	1,894

Total net sales	6,628	6,062	13,178	12,033

COST OF SALES:
Product	1,774	1,669	3,525	3,315
Service	388	340	777	650

Total cost of sales	2,162	2,009	4,302	3,965

GROSS MARGIN	4,466	4,053	8,876	8,068
OPERATING EXPENSES:
Research and development	966	811	1,962	1,616
Sales and marketing	1,431	1,142	2,884	2,262
General and administrative	282	228	560	458
Amortization of purchased intangible assets	56	57	115	117
In-process research and development	—	2	2	14

Total operating expenses	2,735	2,240	5,523	4,467

OPERATING INCOME	1,731	1,813	3,353	3,601
Interest income	168	127	322	257
Other income, net	17	17	—	57

Interest and other income, net	185	144	322	314

INCOME BEFORE PROVISION FOR INCOME TAXES	1,916	1,957	3,675	3,915
Provision for income taxes	541	557	1,039	1,119

NET INCOME	$1,375	$1,400	$2,636	$2,796

Net income per share:
Basic	$0.22	$0.21	$0.43	$0.43

Diluted	$0.22	$0.21	$0.42	$0.42

Shares used in per-share calculation:
Basic	6,146	6,521	6,195	6,577

Diluted	6,248	6,652	6,301	6,713

See Notes to Consolidated Financial Statements. Net income for the second quarter of fiscal 2006 included stock-based compensation expense under SFAS 123(R) of $210 million, net of tax, which consisted of stock-based compensation expense of $188 million, net of tax, related to employee stock options and employee stock purchases and stock-based compensation expense of $22 million, net of tax, related to acquisitions and investments. Net income for the second quarter of fiscal 2005 included stock-based compensation expense of $34 million, net of tax, related to acquisitions and investments. Net income for the first six months of fiscal 2006 included stock-based compensation expense under SFAS 123(R) of $463 million, net of tax, which consisted of stock-based compensation expense of $416 million, net of tax, related to employee stock options and employee stock purchases and stock-based compensation expense of $47 million, net of tax, related to acquisitions and investments. Net income for the first six months of fiscal 2005 included stock-based compensation expense of $72 million, net of tax, related to acquisitions and investments. There was no stock-based compensation expense related to employee stock options and employee stock purchases under SFAS 123 in the second quarter and first six months of fiscal 2005 because the Company did not adopt the recognition provisions of SFAS 123.

Net income including pro forma stock-based compensation expense as previously disclosed in the notes to the Consolidated Financial Statements for the second quarter and first six months of fiscal 2005 was $1.1 billion or $0.17 per diluted share, and $2.3 billion or $0.34 per diluted share, respectively. See Note 9 to the Consolidated Financial Statements for additional information.

Cisco Systems, Inc.

CONSOLIDATED BALANCE SHEETS

(in millions, except par value)

(Unaudited)

	January 28, 2006	July 30, 2005
ASSETS
Current assets:
Cash and cash equivalents	$5,151	$4,742
Investments	9,838	11,313
Accounts receivable, net of allowance for doubtful accounts of $171 at January 28, 2006 and $162 at July 30, 2005	2,537	2,216
Inventories	1,345	1,297
Deferred tax assets	1,476	1,475
Prepaid expenses and other current assets	1,264	967

Total current assets	21,611	22,010
Property and equipment, net	3,316	3,320
Goodwill	5,422	5,295
Purchased intangible assets, net	510	549
Other assets	2,793	2,709

TOTAL ASSETS	$33,652	$33,883

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$684	$735
Income taxes payable	1,437	1,511
Accrued compensation	1,220	1,317
Deferred revenue	3,937	3,854
Other accrued liabilities	2,243	2,094

Total current liabilities	9,521	9,511
Deferred revenue	1,163	1,188

Total liabilities	10,684	10,699

Minority interest	4	10
Shareholders’ equity:
Preferred stock, no par value: 5 shares authorized; none issued and outstanding	—	—
Common stock and additional paid-in capital, $0.001 par value: 20,000 shares authorized; 6,152 and 6,331 shares issued and outstanding at January 28, 2006 and July 30, 2005, respectively	22,907	22,394
Retained earnings (Accumulated deficit)	(268)	506
Accumulated other comprehensive income	325	274

Total shareholders’ equity	22,964	23,174

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$33,652	$33,883

See Notes to Consolidated Financial Statements.

Cisco Systems, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

(Unaudited)

	Six Months Ended
	January 28, 2006	January 29, 2005
Cash flows from operating activities:
Net income	$2,636	$2,796
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	512	511
Stock-based compensation expense related to employee stock options and employee stock purchases	578	—
Stock-based compensation expense related to acquisitions and investments	52	76
Provision for doubtful accounts	10	—
Provision for inventory	70	111
Deferred income taxes	1	(41)
Tax benefits from employee stock option plans	—	126
Excess tax benefits from stock-based compensation	(125)	—
In-process research and development	2	14
Net (gains) losses and impairment charges on investments	(21)	(74)
Change in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(329)	(446)
Inventories	(115)	(157)
Prepaid expenses and other current assets	(47)	73
Lease receivables, net	(60)	(60)
Accounts payable	(51)	8
Income taxes payable	63	424
Accrued compensation	(97)	(252)
Deferred revenue	59	146
Other accrued liabilities	129	(7)

Net cash provided by operating activities	3,267	3,248

Cash flows from investing activities:
Purchases of investments	(10,467)	(10,366)
Proceeds from sales and maturities of investments	11,886	11,957
Acquisition of property and equipment	(394)	(290)
Acquisition of businesses, net of cash and cash equivalents	(150)	(553)
Change in investments in privately held companies	(90)	(110)
Purchase of minority interest of Cisco Systems, K.K. (Japan)	(25)	—
Other	(84)	93

Net cash provided by investing activities	676	731

Cash flows from financing activities:
Issuance of common stock	563	433
Repurchase of common stock	(4,248)	(5,706)
Excess tax benefits from stock-based compensation	125	—
Other	26	45

Net cash used in financing activities	(3,534)	(5,228)

Net increase (decrease) in cash and cash equivalents	409	(1,249)
Cash and cash equivalents, beginning of period	4,742	3,722

Cash and cash equivalents, end of period	$5,151	$2,473

See Notes to Consolidated Financial Statements.

Cisco Systems, Inc.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(in millions)

(Unaudited)

Six Months Ended January 29, 2005	Shares of Common Stock	Common Stock and Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Shareholders’ Equity
BALANCE AT JULY 31, 2004	6,735	$22,450	$3,164	$212	$25,826
Net income	—	—	2,796	—	2,796
Change in unrealized gains and losses on investments, net of tax	—	—	—	59	59
Other	—	—	—	90	90

Comprehensive income					2,945

Issuance of common stock	42	433	—	—	433
Repurchase of common stock	(296)	(991)	(4,715)	—	(5,706)
Tax benefits from employee stock option plans	—	126	—	—	126
Purchase acquisitions	—	51	—	—	51
Stock-based compensation related to acquisitions and investments	—	76	—	—	76

BALANCE AT JANUARY 29, 2005	6,481	$22,145	$1,245	$361	$23,751

Six Months Ended January 28, 2006	Shares of Common Stock	Common Stock and Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income	Total Shareholders’ Equity
BALANCE AT JULY 30, 2005	6,331	$22,394	$506	$274	$23,174
Net income	—	—	2,636	—	2,636
Change in unrealized gains and losses on investments, net of tax	—	—	—	11	11
Other	—	—	—	40	40

Comprehensive income					2,687

Issuance of common stock	56	563	—	—	563
Repurchase of common stock	(236)	(838)	(3,410)	—	(4,248)
Tax benefits from employee stock option plans	—	140	—	—	140
Purchase acquisitions	1	24	—	—	24
Stock-based compensation expense related to employee stock options and employee stock purchases	—	572	—	—	572
Stock-based compensation expense related to acquisitions and investments	—	52	—	—	52

BALANCE AT JANUARY 28, 2006	6,152	$22,907	$(268)	$325	$22,964

Supplemental Information

In September 2001, the Company’s Board of Directors authorized a stock repurchase program. As of January 28, 2006, the Company’s Board of Directors has authorized the repurchase of up to $35 billion of common stock under this program. For additional information regarding stock repurchases, see Note 8 to the Consolidated Financial Statements. The purchase price of shares of common stock repurchased was reflected as (i) a reduction to retained earnings until retained earnings were zero and then as an increase to accumulated deficit and (ii) a reduction of common stock and additional paid-in capital. Issuance of common stock and the tax benefit related to employee stock option plans are recorded in shareholders’ equity as an increase to common stock and additional paid-in capital. The stock repurchases since the inception of this program are summarized in the table below (in millions):

	Shares of Common Stock	Common Stock and Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income	Total Shareholders’ Equity
Repurchases of common stock	1,732	$5,540	$25,861	$—	$31,401

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

Basis of Presentation

The accompanying financial data as of January 28, 2006 and for the three and six months ended January 28, 2006 and January 29, 2005 has been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. The July 30, 2005 Consolidated Balance Sheet was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and the notes thereto, included in the Company’s Current Report on Form 8-K filed February 10, 2006.

In the opinion of management, all adjustments (which include normal recurring adjustments, except as disclosed herein) necessary to present a fair statement of financial position as of January 28, 2006, results of operations for the three and six months ended January 28, 2006 and January 29, 2005, cash flows and shareholders’ equity for the six months ended January 28, 2006 and January 29, 2005, as applicable, have been made. The results of operations for the three and six months ended January 28, 2006 are not necessarily indicative of the operating results for the full fiscal year or any future periods.

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

The Company adopted SFAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of July 31, 2005, the first day of the Company’s fiscal year 2006. The Company’s Consolidated Financial Statements as of and for the three and six months ended January 28, 2006 reflect the impact of SFAS 123(R). In accordance with the modified prospective transition method, the Company’s Consolidated Financial Statements for prior periods have not been restated to reflect, and do not

Cisco Systems, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

include, the impact of SFAS 123(R). Stock-based compensation expense recognized under SFAS 123(R) for the three and six months ended January 28, 2006 was $285 million and $630 million, respectively, which consisted of stock-based compensation expense related to employee stock options and employee stock purchases of $261 million and $578 million, respectively, and stock-based compensation expense related to acquisitions and investments of $24 million and $52 million, respectively. Stock-based compensation expense of $36 million and $76 million for the three and six months ended January 29, 2005, respectively, was related to acquisitions and investments which the Company had been recognizing under previous accounting standards. There was no stock-based compensation expense related to employee stock options and employee stock purchases recognized during the three and six months ended January 29, 2005. See Note 9 for additional information.

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

Stock-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. Stock-based compensation expense recognized in the Company’s Consolidated Statement of Operations for the three and six months ended January 28, 2006 included compensation expense for share-based payment awards granted prior to, but not yet vested as of July 30, 2005 based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123 and compensation expense for the share-based payment awards granted subsequent to July 30, 2005 based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). In conjunction with the adoption of SFAS 123(R), the Company changed its method of attributing the value of stock-based compensation to expense from the accelerated multiple-option approach to the straight-line single option method. Compensation expense for all share-based payment awards granted on or prior to July 30, 2005 will continue to be recognized using the accelerated multiple-option approach while compensation expense for all share-based payment awards granted subsequent to July 30, 2005 is recognized using the straight-line single-option method. As stock-based compensation expense recognized in the Consolidated Statement of Operations for the second quarter and first six months of fiscal 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In the Company’s pro forma information required under SFAS 123 for the periods prior to fiscal 2006, the Company accounted for forfeitures as they occurred.

Upon adoption of SFAS 123(R), the Company also changed its method of valuation for share-based awards granted beginning in fiscal 2006 to a lattice-binomial option-pricing model (“lattice-binomial model”) from the Black-Scholes option-pricing model (“Black-Scholes model”) which was previously used for the Company’s pro forma information required under SFAS 123. For additional information, see Note 9. The Company’s determination of fair value of share-based payment awards on the date of grant using an option-pricing model is affected by the Company’s stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, the Company’s expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviors. Option-pricing models were developed for use in estimating the value of traded options that have no vesting or

Cisco Systems, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

hedging restrictions and are fully transferable. Because the Company’s employee stock options have certain characteristics that are significantly different from traded options, and because changes in the subjective assumptions can materially affect the estimated value, in management’s opinion, the existing valuation models may not provide an accurate measure of the fair value of the Company’s employee stock options. Although the fair value of employee stock options is determined in accordance with SFAS 123(R) and SAB 107 using an option-pricing model, that value may not be indicative of the fair value observed in a willing buyer/willing seller market transaction.

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

3.    BUSINESS COMBINATIONS

Purchase Acquisitions

During the second quarter of fiscal 2006, the Company completed the following acquisitions:

•	Acquisition of Intellishield Alert Manager, a unit of Cybertrust, to augment the Company’s current portfolio of Security Lifecycle Services that are designed to assist customers in making their networks more secure

•	Purchase of select assets and intellectual property of Digital Fairway Corporation to develop a unified, automated enterprise-class provisioning platform supporting the Company’s range of enterprise IP communications products

Cisco Systems, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

During the first quarter of fiscal 2006, the Company completed the following acquisitions:

•	Acquisition of KiSS Technology A/S to develop networked entertainment products for the consumer

•	Purchase of the assets of Nemo Systems, Inc. to provide technology in the network memory space that is designed to allow customers to scale network systems and line card bandwidth while reducing the overall cost of networking systems

•	Acquisition of Sheer Networks, Inc. to provide technology that is designed to adapt to network changes, scale to large networks, and help extend new technologies and services to simplify the task of monitoring and maintaining complex networks

A summary of the acquisitions is as follows for the six months ended January 28, 2006 (in millions):

Acquisition	Shares Issued	Purchase Consideration	Assumed Liabilities	In-Process R&D Expense	Purchased Intangible Assets	Goodwill
KiSS Technology A/S	1	$51	$18	$2	$19	$39
Nemo Systems, Inc.	—	5	1	—	10	—
Sheer Networks, Inc.	—	96	7	—	29	56
Intellishield Alert Manager	—	15	—	—	5	10
Digital Fairway	—	13	—	—	13	—

Total	1	$180	$26	$2	$76	$105

Under the terms of the definitive agreements, the purchase consideration for the acquisitions in the first six months of fiscal 2006 consisted of cash and shares of Cisco common stock and stock options assumed. The Consolidated Financial Statements include the operating results of each business from the date of acquisition. Pro forma results of operations have not been presented because the effects of these acquisitions, individually or in the aggregate, were not material to the Company’s results.

In-Process Research and Development

The Company’s methodology for allocating the purchase price for purchase acquisitions to in-process research and development (“in-process R&D”) is determined through established valuation techniques in the high-technology communications equipment industry. In-process R&D is expensed upon acquisition because technological feasibility has not been established and no future alternative uses exist. There was no in-process R&D expense for the three months ended January 28, 2006. Total in-process R&D expense was $2 million for the three months ended January 29, 2005. Total in-process R&D expense was $2 million and $14 million for the six months ended January 28, 2006 and January 29, 2005, respectively.

Purchased Intangible Assets

The following table presents details of the purchased intangible assets acquired during the six months ended January 28, 2006 (in millions, except years):

	TECHNOLOGY		CUSTOMER RELATIONSHIPS		OTHER		Total
Acquisition	Estimated Useful Life (in Years)	Amount	Estimated Useful Life (in Years)	Amount	Estimated Useful Life (in Years)	Amount
KiSS Technology A/S	4.5	$11	5.5	$6	5.0	$2	$19
Nemo Systems, Inc.	4.5	10	—	—	—	—	10
Sheer Networks, Inc.	4.5	16	6.0	11	4.5	2	29
Intellishield Alert Manager	4.0	2	7.0	3	—	—	5
Digital Fairway	5.5	13	—	—	—	—	13

Total		$52		$20		$4	$76

Cisco Systems, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following tables present details of the Company’s total purchased intangible assets (in millions):

January 28, 2006	Gross	Accumulated Amortization	Net
Technology	$709	$(356)	$353
Customer relationships	208	(79)	129
Trade names	66	(43)	23
Other	60	(55)	5

Total	$1,043	$(533)	$510

July 30, 2005	Gross	Accumulated Amortization	Net
Technology	$880	$(501)	$379
Customer relationships	188	(53)	135
Trade names	64	(35)	29
Other	66	(60)	6

Total	$1,198	$(649)	$549

The estimated future amortization expense of purchased intangible assets as of January 28, 2006 is as follows (in millions):

Fiscal Year	Amount
2006 (remaining six months)	$83
2007	156
2008	121
2009	80
2010	37
Thereafter	33

Total	$510

Goodwill

Beginning in fiscal 2006, the Company’s reportable segments were changed to the following theaters: United States and Canada, European Markets, Emerging Markets, Asia Pacific, and Japan. As a result, the Company reallocated the goodwill at July 31, 2005 to these reportable segments. In the first quarter of fiscal 2006, the Company also purchased the remaining portion of the minority interest of Cisco Systems, K.K. (Japan) and recorded goodwill of $22 million. The following table presents the changes in goodwill allocated to the Company’s reportable segments during the six months ended January 28, 2006 (in millions):

	Balance at July 31, 2005	Acquired	Balance at January 28, 2006
United States and Canada	$3,304	$68	$3,372
European Markets	744	20	764
Emerging Markets	253	8	261
Asia Pacific	266	8	274
Japan	728	23	751

Total	$5,295	$127	$5,422

Cisco Systems, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Compensation Expense Related to Acquisitions and Investments

The following table presents the compensation expense related to acquisitions and investments (in millions):

	Three Months Ended		Six Months Ended
	January 28, 2006	January 29, 2005	January 28, 2006	January 29, 2005
Stock-based compensation related to acquisitions and investments	$24	$36	$52	$76
Cash compensation related to acquisitions and investments	6	3	18	3

Total	$30	$39	$70	$79

Compensation Expense Related to Purchase Acquisitions

In connection with the Company’s purchase acquisitions and asset purchases, the Company may be required to pay certain additional amounts of up to $90 million in cash contingent upon achieving certain agreed-upon technology, development, product, or other milestones or continued employment of certain employees with the Company. In each case, any additional amounts paid will be recorded as compensation expense. During the second quarter and first six months of fiscal 2006, the Company paid $4 million and $11 million, respectively, of additional purchase consideration and as of January 28, 2006, the Company has paid $11 million of additional purchase consideration for these acquisitions.

Beginning in fiscal 2006, stock-based compensation expense related to purchase acquisitions is calculated under SFAS 123(R) and recognized over the remaining vesting periods. During the second quarter and the first six months of fiscal 2006, the Company recorded stock-based compensation expense of $24 million and $52 million, respectively, related to acquisitions and investments and credited additional paid-in capital. Prior to fiscal 2006, a portion of the purchase consideration for purchase acquisitions was recorded as deferred stock-based compensation. Deferred stock-based compensation represented the intrinsic value of the unvested portion of any restricted shares exchanged, options assumed, or options canceled and replaced with the Company’s options and was amortized as stock-based compensation expense related to acquisitions over the remaining respective vesting periods. The balance for deferred stock-based compensation was reflected as a reduction to additional paid-in capital in the Consolidated Statements of Shareholders’ Equity. The following table presents the activity of deferred stock-based compensation for the three and six months ended January 29, 2005 (in millions):

	Three Months Ended January 29, 2005	Six Months Ended January 29, 2005
Balance at beginning of period	$169	$153
Purchase acquisitions	15	71
Amortization	(36)	(76)

Balance at end of period	$148	$148

Compensation Expense Relating to Acquisitions of Variable Interest Entities

In connection with the Company’s acquisitions of variable interest entities, the Company may be required to pay certain additional amounts of up to $180 million in cash contingent upon achieving certain agreed-upon technology, development, product, or other milestones or continued employment of certain employees with the Company. In each case, any additional amounts paid will be recorded as compensation expense. During the second quarter and first six months of fiscal 2006, the Company paid $2 million and $7 million, respectively, of additional purchase consideration. The Company paid $3 million of additional purchase consideration during the second quarter and first six months of fiscal 2005. As of January 28, 2006, the Company has paid $17 million of additional purchase consideration for these acquisitions.

Cisco Systems, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

4.    BALANCE SHEET DETAILS

The following tables provide details of selected balance sheet items (in millions):

	January 28, 2006	July 30, 2005
Inventories
Raw materials	$96	$82
Work in process	477	431
Finished goods:
Distributor inventory and deferred cost of sales	419	385
Manufacturing finished goods	145	184

Total finished goods	564	569
Service-related spares	171	180
Demonstration systems	37	35

Total	$1,345	$1,297

Property and equipment, net
Land, buildings, and leasehold improvements	$3,538	$3,492
Computer equipment and related software	1,307	1,244
Production, engineering, and other equipment	3,377	3,095
Operating lease assets	139	136
Furniture and fixtures	359	355

	8,720	8,322
Less, accumulated depreciation and amortization	(5,404)	(5,002)

Total	$3,316	$3,320

Other assets
Deferred tax assets	$1,329	$1,308
Investments in privately held companies	452	421
Income tax receivable	277	277
Lease receivables, net	379	353
Other	356	350

Total	$2,793	$2,709

Deferred revenue
Service	$3,765	$3,618
Product
Unrecognized revenue on product shipments and other deferred revenue	1,079	1,201
Cash receipts related to unrecognized revenue from two-tier distributors	256	223

	1,335	1,424

Total	$5,100	$5,042

Reported as:
Current	$3,937	$3,854
Noncurrent	1,163	1,188

Total	$5,100	$5,042

Cisco Systems, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

5.    LEASE RECEIVABLES, NET

Lease receivables represent sales-type and direct-financing leases resulting from the sale of the Company’s and complementary third-party products and services. These lease arrangements typically have terms from two to three years and are generally collateralized by a security interest in the underlying assets. The current portion of lease receivables, net, is recorded in prepaid expenses and other current assets, and the noncurrent portion is recorded in other assets in the Consolidated Balance Sheets. The net lease receivables are summarized as follows as of January 28, 2006 and July 30, 2005 (in millions):

	January 28, 2006	July 30, 2005
Gross lease receivables	$814	$731
Unearned income and other allowances	(153)	(130)

Total	$661	$601

Reported as:
Current	$282	$248
Noncurrent	379	353

Total	$661	$601

Contractual maturities of the gross lease receivables at January 28, 2006 were as follows (in millions):

Fiscal Year	Amount
2006 (remaining six months)	$222
2007	250
2008	160
2009	112
2010	55
Thereafter	15

Total	$814

Actual cash collections may differ from the contractual maturities due to early customer buyouts, refinancings, or defaults.

6.    INVESTMENTS

The following tables summarize the Company’s investments (in millions):

January 28, 2006	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Fixed income securities:
U.S. government notes and bonds	$3,091	$—	$(32)	$3,059
Corporate notes, bonds, and asset-backed securities	5,205	2	(70)	5,137
Municipal notes and bonds	724	—	(3)	721

Total fixed income securities	9,020	2	(105)	8,917
Publicly traded equity securities	574	350	(3)	921

Total	$9,594	$352	$(108)	$9,838

Cisco Systems, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

July 30, 2005	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Fixed income securities:
U.S. government notes and bonds	$3,453	$2	$(25)	$3,430
Corporate notes, bonds, and asset-backed securities	6,299	3	(63)	6,239
Municipal notes and bonds	705	—	(2)	703

Total fixed income securities	10,457	5	(90)	10,372
Publicly traded equity securities	514	433	(6)	941

Total	$10,971	$438	$(96)	$11,313

Effective October 29, 2005 the Company changed the method of classification of its investments previously classified as long-term investments to current assets and prior period balances have been reclassified to conform to the current period’s presentation. This new method classifies these securities as current or long-term based on the nature of the securities and the availability for use in current operations while the prior classification was based on the maturities of the investments. The Company believes this method is preferable because it is more reflective of the Company’s assessment of its overall liquidity position. In conjunction with this change in classification of investments, the Company changed the classification of deferred taxes related to the unrealized gains and losses on long-term investments from noncurrent assets to current assets.

The following table summarizes the maturities of the Company’s fixed income securities at January 28, 2006 (in millions):

	Amortized Cost	Fair Value
Less than one year	$2,021	$2,010
Due in 1 to 2 years	2,510	2,482
Due in 2 to 5 years	3,767	3,706
Due after 5 years	722	719

Total	$9,020	$8,917

Actual maturities may differ from the contractual maturities because borrowers have the right to call or prepay certain obligations.

7.    COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company leases office space in several U.S. locations, as well as locations in Canada; European Markets; Emerging Markets; Asia Pacific; and Japan. Future annual minimum lease payments under all noncancelable operating leases with an initial term in excess of one year as of January 28, 2006 were as follows (in millions):

Fiscal Year	Amount
2006 (remaining six months)	$118
2007	181
2008	134
2009	104
2010	97
Thereafter	579

Total	$1,213

Cisco Systems, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Purchase Commitments with Contract Manufacturers and Suppliers

The Company purchases components from a variety of suppliers and uses several contract manufacturers to provide manufacturing services for its products. During the normal course of business, in order to manage manufacturing lead times and help assure adequate component supply, the Company enters into agreements with contract manufacturers and suppliers that either allow them to procure inventory based upon criteria as defined by the Company or that establish the parameters defining the Company’s requirements. In certain instances, these agreements allow the Company the option to cancel, reschedule, and adjust the Company’s requirements based on its business needs prior to firm orders being placed. Consequently, only a portion of the Company’s reported purchase commitments arising from these agreements is firm, noncancelable, and unconditional commitments. As of January 28, 2006, the Company had total purchase commitments for inventory of approximately $1.2 billion, compared with $954 million as of July 30, 2005.

In addition to the above, the Company records a liability for firm, noncancelable, and unconditional purchase commitments for quantities in excess of its future demand forecasts consistent with the Company’s allowance for inventory. As of January 28, 2006, the liability for these firm, noncancelable, and unconditional purchase commitments was $122 million, compared with $107 million as of July 30, 2005, and was included in other accrued liabilities.

Other Commitments

The Company has entered into an agreement to invest approximately $800 million in venture funds managed by SOFTBANK Corp. and its affiliates (“SOFTBANK”) that are required to be funded on demand. The total commitment is to be invested in venture funds and as senior debt with entities as directed by SOFTBANK. The Company’s commitment to fund the senior debt is contingent upon the achievement of certain agreed-upon milestones. As of January 28, 2006, the Company had invested $468 million in the venture funds pursuant to the commitment, compared with $414 million as of July 30, 2005. In addition, as of January 28, 2006, the Company has invested $49 million in the senior debt pursuant to the commitment, all of which has been repaid. As of July 30, 2005, the Company had invested $49 million in the senior debt pursuant to the commitment, of which $47 million had been repaid.

The Company also has certain other funding commitments related to its privately held investments that are based on the achievement of certain agreed-upon milestones. These funding commitments were approximately $51 million as of January 28, 2006, compared with approximately $56 million as of July 30, 2005.

Variable Interest Entities

In the ordinary course of business, the Company has investments in privately held companies and provides financing to certain customers through its wholly owned subsidiaries, which may be considered to be variable interest entities. The Company has evaluated its investments in privately held companies and customer financings and determined that there were no significant unconsolidated variable interest entities as of January 28, 2006.

Guarantees and Product Warranties

FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”), requires that upon issuance of a guarantee, the guarantor must disclose and recognize a liability for the fair value of the obligation it assumes under that guarantee. The requirements of FIN 45 are applicable to the Company’s product warranty liability and certain

Cisco Systems, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

guarantees. The Company’s guarantees issued subject to the recognition and disclosure requirements of FIN 45 as of January 28, 2006 and July 30, 2005 were not material. As of January 28, 2006 and July 30, 2005, the Company’s product warranty liability recorded in other accrued liabilities was $258 million and $259 million, respectively. The following table summarizes the activity related to the product warranty liability during the six months ended January 28, 2006 and January 29, 2005 (in millions):

	Six Months Ended
	January 28, 2006	January 29, 2005
Balance at beginning of period	$259	$239
Provision for warranties issued	190	208
Payments	(191)	(197)

Balance at end of period	$258	$250

The Company accrues for warranty costs as part of its cost of sales based on associated material product costs, technical support labor costs, and associated overhead. The products sold are generally covered by a warranty for periods ranging from 90 days to five years, and for some products, the Company provides a limited lifetime warranty. The provision for warranties during the six months ended January 28, 2006 included $6 million of stock-based compensation expense related to employee stock options and employee stock purchases under SFAS 123(R).

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

The Company periodically hedges certain foreign currency forecasted transactions related to certain operating expenses with currency options. These transactions are designated as cash flow hedges. The effective portion of the derivative’s gain or loss is initially reported as a component of accumulated other comprehensive income and subsequently reclassified into earnings when the hedged exposure affects earnings. The ineffective portion, if any, of the gain or loss is reported in earnings immediately. These currency option contracts generally have maturities of less than 18 months. The Company does not purchase currency options for trading purposes. Foreign exchange forward and option contracts as of January 28, 2006 are summarized as follows (in millions):

	Notional Amount	Fair Value
Forward contracts:
Purchased	$993	$—
Sold	$489	$(1)
Option contracts:
Purchased	$463	$8
Sold	$579	$(2)

Interest Rate Derivatives

The Company’s primary objective for holding fixed income and debt securities is to improve its investment return while preserving principal and managing risk. To realize these objectives, the Company may utilize interest rate swaps or other derivatives designated as fair value or cash flow hedges. As of January 28, 2006, the Company had entered into $1 billion of interest rate swaps designated as fair value hedges. Under the interest rate swap contracts, the Company makes fixed-rate interest payments and receives interest payments based on the London InterBank Offered Rate (LIBOR). The effect of these swaps is to convert fixed-rate returns to LIBOR-based returns on a portion of the Company’s fixed income portfolio. The gains and losses related to changes in the value of the interest rate swaps are included in other income (loss), net, in the Consolidated Statements of Operations and offset the changes in fair value of the underlying hedged investment. As of January 28, 2006 and July 30, 2005, the fair value of the interest rate swaps was $29 million and $15 million, respectively.

Equity Derivatives

The Company maintains a portfolio of publicly traded equity securities which are subject to price risk. The Company may hold equity securities for strategic purposes or to provide diversification for the Company’s overall investment portfolio. In order to manage its exposure to changes in the value of certain equity securities, the Company may, from time to time, enter into equity derivative contracts. As of January 28, 2006, the

Cisco Systems, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Company had entered into forward sale and option agreements on certain publicly traded equity securities designated as fair value hedges. The gains and losses due to changes in the value of the hedging instruments are included in other income (loss), net, in the Consolidated Statements of Operations and offset the change in the fair value of the underlying hedged investment. As of January 28, 2006, the notional and fair value amounts of the derivatives were $198 million and $96 million, respectively. As of July 30, 2005, the notional and fair value amounts of the derivatives were $198 million and $19 million, respectively.

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

8.    SHAREHOLDERS’ EQUITY

Stock Repurchase Program

In September 2001, the Company’s Board of Directors authorized a stock repurchase program. As of January 28, 2006, the Company’s Board of Directors had authorized the repurchase of up to $35 billion of common stock under this program. During the first six months of fiscal 2006, the Company repurchased and retired 236 million shares of Cisco common stock at an average price of $18.01 per share for an aggregate purchase price of $4.2 billion. As of January 28, 2006, the Company had repurchased and retired 1.7 billion shares of Cisco common stock for an average price of $18.13 per share for an aggregate purchase price of $31.4 billion since inception of the stock repurchase program, and the remaining authorized amount for stock repurchases under this program was $3.6 billion with no termination date.

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

Cisco Systems, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Comprehensive Income

The components of comprehensive income are as follows (in millions):

	Three Months Ended		Six Months Ended
	January 28, 2006	January 29, 2005	January 28, 2006	January 29, 2005
Net income	$1,375	$1,400	$2,636	$2,796
Other comprehensive income:
Change in unrealized gains and losses on investments, net of tax	78	(142)	8	(19)
Other	25	28	40	90

Other comprehensive income before minority interest	1,478	1,286	2,684	2,867
Change in minority interest	—	116	3	78

Total	$1,478	$1,402	$2,687	$2,945

9.    EMPLOYEE STOCK BENEFIT PLANS

Employee Stock Purchase Plan

The Company has an Employee Stock Purchase Plan, which includes its sub-plan, the International Employee Stock Purchase Plan (together the “Purchase Plan”), under which 321.4 million shares of the Company’s stock have been reserved for issuance. Eligible employees may purchase a limited number of shares of the Company’s stock at a discount of up to 15% of the market value at certain plan-defined dates. The Purchase Plan terminates on January 3, 2010. During the three and six months ended January 28, 2006 and January 29, 2005, the Company issued 11 million and 10 million shares, respectively, under the Purchase Plan. At January 28, 2006, 109 million shares were available for issuance under the Purchase Plan.

Employee Stock Option Plans

Stock Option Program Description

As of January 28, 2006, the Company had three stock incentive plans: the 2005 Stock Incentive Plan (the “2005 Plan”), the 1996 Stock Incentive Plan (the “1996 Plan”) and the 1997 Supplemental Stock Incentive Plan (the “Supplemental Plan”).

Stock option grants are designed to reward employees for their long-term contributions to the Company and provide incentives for them to remain with the Company. The number and frequency of stock option grants are based on competitive practices, operating results of the Company, and government regulations.

The maximum number of shares issuable over the term of the 2005 Plan is limited to 350 million shares. The 2005 Plan permits the granting of stock options, stock grants, stock units and stock appreciation rights to employees (including employee directors and officers) and consultants of the Company and its subsidiaries and affiliates, and non-employee directors of the Company. Options granted under the 2005 Plan have an exercise price of at least 100% of the fair market value of the underlying stock on the grant date and expire no later than nine years from the grant date. The options will generally become exercisable for 20% of the option shares one year from the date of grant and then ratably over the following 48 months. The Compensation and Management

Cisco Systems, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Development Committee of the Board of Directors has the discretion to use a different vesting schedule. Stock appreciation rights may be awarded in combination with stock options or stock grants and such awards shall provide that the stock appreciation rights will not be exercisable unless the related stock options or stock grants are forfeited. Stock grants may be awarded in combination with nonstatutory stock options, and such awards may provide that the stock grants will be forfeited in the event that the related nonstatutory stock options are exercised.

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

In 1997, the Company adopted the Supplemental Plan, under which options can be granted or shares can be directly issued to eligible employees. Officers and members of the Company’s Board of Directors are not eligible to participate in the Supplemental Plan. Nine million shares have been reserved for issuance under the Supplemental Plan, of which 3 million options were granted. All option grants have an exercise price equal to the fair market value of the underlying stock on the grant date. No option grants or direct share issuances were made for the three and six months ended January 28, 2006 and January 29, 2005 under the Supplemental Plan, and the Company will no longer make option grants or direct share issuances under the Supplemental Plan.

Distribution and Dilutive Effect of Options

The following table illustrates the grant dilution and exercise dilution (in millions, except percentages):

	Six Months Ended
	January 28, 2006	January 29, 2005
Shares of common stock outstanding	6,152	6,481

Granted and assumed	167	201
Canceled/forfeited/expired	(44)	(31)

Net options granted	123	170

Grant dilution (1)	2.0%	2.6%

Exercised	45	32
Exercise dilution (2)	0.7%	0.5%

Note 1: The percentage for grant dilution is computed based on net options granted as a percentage of shares of common stock outstanding.

Note 2: The percentage for exercise dilution is computed based on options exercised as a percentage of shares of common stock outstanding.

Basic and diluted shares outstanding for the six months ended January 28, 2006 were 6.2 billion shares and 6.3 billion shares, respectively. Statement of Financial Accounting Standards No. 128, “Earnings per Share,”

Cisco Systems, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

requires that employee equity share options, nonvested shares and similar equity instruments granted by the Company are treated as potential common shares in computing diluted earnings per share. Diluted shares outstanding include the dilutive effect of in-the-money options which is calculated based on the average share price for each fiscal period using the treasury stock method. Under the treasury stock method, the amount that the employee must pay for exercising stock options, the amount of compensation cost for future service that the Company has not yet recognized, and the amount of tax benefits that would be recorded in additional paid-in capital when the award becomes deductible are assumed to be used to repurchase shares. During the six months ended January 28, 2006, the dilutive effect of in-the-money employee stock options was approximately 110 million shares or 1.8% of the basic shares outstanding based on the Company’s average share price of $17.86.

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

	Six Months Ended
	January 28, 2006	January 29, 2005
Options granted to the Named Executive Officers	2.9	3.9

Options granted to the Named Executive Officers as a % of net options granted	2.4%	2.3%

Options granted to the Named Executive Officers as a % of outstanding shares	0.05%	0.06%

Cumulative options held by Named Executive Officers as % of total options outstanding	3.5%	3.8%

General Option Information

A summary of option activity follows (in millions, except per-share amounts):

		Options Outstanding
	Options Available for Grant	Number Outstanding	Weighted- Average Exercise Price per Share
Balance at July 31, 2004	390	1,350	$25.34
Granted and assumed	(244)	244	18.70
Exercised	—	(93)	8.44
Canceled/forfeited/expired	63	(65)	31.63
Additional shares reserved	14	—	—

Balance at July 30, 2005	223	1,436	$25.02
Granted and assumed	(167)	167	17.84
Exercised	—	(45)	9.06
Canceled/forfeited/expired	42	(44)	28.05
Additional shares reserved	350	—	—

Balance at January 28, 2006	448	1,514	$24.62

Cisco Systems, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The total pretax intrinsic value of options exercised during the three months and six months ended January 28, 2006 was $217 million and $372 million, respectively. The Company has, in connection with the acquisitions of various companies, assumed the stock option plans of the acquired companies or issued replacement options.

The following table summarizes significant ranges of outstanding and exercisable options as of January 28, 2006 (in millions, except years and per-share amounts):

Range of Exercise Prices	Options Outstanding				Options Exercisable
	Number Outstanding	Weighted- Average Remaining Contractual Life (in Years)	Weighted- Average Exercise Price per Share	Aggregate Intrinsic Value	Number Exercisable	Weighted- Average Exercise Price per Share	Aggregate Intrinsic Value
$ 0.01–12.27	184	2.94	$8.65	$1,864	152	$9.11	$1,470
12.28–16.01	165	5.10	14.27	744	115	14.50	492
16.02–17.86	254	7.35	17.39	353	65	16.52	147
17.87–19.18	242	6.81	18.94	21	98	18.81	12
19.19–19.59	152	6.73	19.54	—	64	19.58	—
19.60–26.42	174	4.40	23.13	—	134	23.54	—
26.43–50.38	166	3.44	43.39	—	164	43.51	—
50.39–72.56	177	3.13	57.25	—	173	57.39	—

Total	1,514	5.16	$24.62	$2,982	965	$28.44	$2,121

The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based on the Company’s closing stock price of $18.78 as of January 28, 2006, which would have been received by the option holders had all option holders exercised their options as of that date. The total number of in-the-money options exercisable as of January 28, 2006 was 387 million. As of July 30, 2005, 906 million outstanding options were exercisable, and the weighted average exercise price was $28.80.

The following table presents the option exercises for the six months ended January 28, 2006, and option values as of that date for the Named Executive Officers (in millions):

	Number of Shares Acquired on Exercise	Value Realized	Number of Securities Underlying Unexercised Options at January 28, 2006		Intrinsic Value of Unexercised In-the-Money Options at January 28, 2006
			Exercisable	Unexercisable	Exercisable	Unexercisable
Named Executive Officers	7	$68	43	10	$105	$14

Cisco Systems, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Valuation and Expense Information under SFAS 123(R)

On July 31, 2005, the Company adopted SFAS 123(R), which requires the measurement and recognition of compensation expense for all share-based payment awards made to the Company’s employees and directors including employee stock options and employee stock purchases related to the Purchase Plan based on estimated fair values. The following table summarizes stock-based compensation expense, net of tax, related to employee stock options and employee stock purchases under SFAS 123(R) for the three and six months ended January 28, 2006 which was allocated as follows (in millions):

	Three Months Ended		Six Months Ended
	January 28, 2006	January 29, 2005	January 28, 2006	January 29, 2005
Cost of sales — product	$11	$—	$30	$—
Cost of sales — service	28	—	62	—

Stock-based compensation expense included in cost of sales	39	—	92	—

Research and development	90	—	193	—
Sales and marketing	106	—	233	—
General and administrative	26	—	60	—

Stock-based compensation expense included in operating expenses	222	—	486	—

Total stock-based compensation expense related to employee stock options and employee stock purchases	261	—	578	—
Tax benefit	(73)	—	(162)	—

Stock-based compensation expense related to employee stock options and employee stock purchases, net of tax	$188	—	$416	—

Stock-based compensation of $24 million and $52 million related to acquisitions and investments for the three and six months ended January 28, 2006 is disclosed in Note 3 and is not included in the above table. There was no stock-based compensation expense recognized for the three and six months ended January 29, 2005 other than as related to acquisitions and investments.

Cisco Systems, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The table below reflects net income and diluted net income per share for the three and six months ended January 28, 2006 compared with the pro forma information for the three and six months ended January 29, 2005 as follows (in millions except per-share amounts):

	Three Months Ended		Six Months Ended
	January 28, 2006	January 29, 2005	January 28, 2006	January 29, 2005
Net income — as reported for prior periods (1)	N/A	$1,400	N/A	$2,796
Stock-based compensation expense related to employee stock options and employee stock purchases	$(261)	(428)	$(578)	(888)
Tax benefit	$73	171	$162	355

Stock-based compensation expense related to employee stock options and employee stock purchases, net of tax (2)	$(188)	(257)	(416)	(533)

Net income, including the effect of stock-based compensation expense (3)	$1,375	1,143	$2,636	2,263

Diluted net income per share — as reported for prior periods (1)	N/A	$0.21	N/A	$0.42

Diluted net income per share, including the effect of stock-based compensation expense (3)	$0.22	$0.17	$0.42	$0.34

(1)	Net income and net income per share prior to fiscal 2006 did not include stock-based compensation expense for employee stock options and employee stock purchases under SFAS 123 because the Company did not adopt the recognition provisions of SFAS 123.
(2)	Stock-based compensation expense prior to fiscal 2006 is calculated based on the pro forma application of SFAS 123.
(3)	Net income and net income per share prior to fiscal 2006 represents pro forma information based on SFAS 123.

Stock-based compensation expense, net of tax in the table above includes the effects of new U.S. tax regulations effective in fiscal 2005 that require intercompany reimbursement of certain stock-based compensation expenses. As of January 28, 2006, total compensation cost related to nonvested stock options not yet recognized was $2.2 billion which is expected to be recognized over the next 37 months on a weighted-average basis.

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

Cisco Systems, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The use of a lattice-binomial model requires the use of extensive actual employee exercise behavior data and the use of a number of complex assumptions including expected volatility, risk-free interest rate, expected dividends, kurtosis, and skewness. The weighted-average estimated value of employee stock options granted during the three and six months ended January 28, 2006 was $5.05 and $5.01 per share, respectively, using the lattice-binomial model with the following weighted-average assumptions:

	Three Months Ended January 28, 2006	Six Months Ended January 28, 2006
Expected volatility	23.7%	23.7%
Risk-free interest rate	4.5%	4.2%
Expected dividends	0.0%	0.0%
Kurtosis	4.2	4.3
Skewness	(0.60)	(0.60)

The Company used the implied volatility for two-year traded options on the Company’s stock as the expected volatility assumption required in the lattice-binomial model consistent with SFAS 123(R) and SAB 107. Prior to fiscal 2006, the Company had used its historical stock price volatility in accordance with SFAS 123 for purposes of its pro forma information. The selection of the implied volatility approach was based upon the availability of actively traded options on the Company’s stock and the Company’s assessment that implied volatility is more representative of future stock price trends than historical volatility.

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

The expected life of employee stock options represents the weighted-average period the stock options are expected to remain outstanding and is a derived output of the lattice-binomial model. The expected life of employee stock options is impacted by all of the underlying assumptions and calibration of the Company’s model. The lattice-binomial model assumes that employees’ exercise behavior is a function of the option’s remaining vested life and the extent to which the option is in-the-money. The lattice-binomial model estimates the probability of exercise as a function of these two variables based on the entire history of exercises and cancellations on all past option grants made by the Company. The expected life for option grants made during the three and six months ended January 28, 2006 derived from the lattice-binomial model was 6.6 years.

As stock-based compensation expense recognized in the Consolidated Statement of Operations for the first six months of fiscal 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on historical experience. In the Company’s pro forma information required under SFAS 123 for the periods prior to fiscal 2006, the Company accounted for forfeitures as they occurred.

Cisco Systems, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Pro Forma Information Under SFAS 123 for Periods Prior to Fiscal 2006

Pro forma information regarding option grants made to the Company’s employees and directors and employee stock purchases related to the Purchase Plan is as follows. (in millions, except per-share amounts):

	Three Months Ended January 29, 2005	Six Months Ended January 29, 2005
Net income — as reported	$1,400	$2,796
Compensation expense, net of tax	(257)	(533)

Net income — pro forma	$1,143	$2,263

Basic net income per share — as reported	$0.21	$0.43

Diluted net income per share — as reported	$0.21	$0.42

Basic net income per share — pro forma	$0.18	$0.34

Diluted net income per share — pro forma	$0.17	$0.34

The weighted-average estimated value of employee stock options granted during the three and six months ended January 29, 2005 were $6.26 and $6.19, respectively using the Black-Scholes model with the following weighted-average assumptions:

	Three Months Ended January 29, 2005	Six Months Ended January 29, 2005
Expected volatility	39.7%	39.6%
Risk-free interest rate	3.6%	3.5%
Expected dividends	0.0%	0.0%
Expected life (in years)	3.3	3.3

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

Cisco Systems, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

may not provide an accurate measure of the fair value of the Company’s employee stock options. Although the fair value of employee stock options is determined in accordance with SFAS 123(R) and SAB 107 using an option-pricing model, that value may not be indicative of the fair value observed in a willing buyer/willing seller market transaction.

10.    INCOME TAXES

The Company paid income taxes of $974 million and $617 million for the six months ended January 28, 2006 and January 29, 2005, respectively. The Company’s income taxes currently payable have been reduced by the tax benefits from employee stock option transactions. These benefits totaled $140 million and $126 million for the six months ended January 28, 2006 and January 29, 2005, respectively, and were reflected as an increase to additional paid-in capital in the Consolidated Statements of Shareholders’ Equity.

The Company’s federal income tax returns for fiscal years ended July 27, 2002 through July 31, 2004 are under examination by the Internal Revenue Service. The Company believes that adequate amounts have been reserved for any adjustments which may ultimately result from these examinations.

On October 22, 2004, the American Jobs Creation Act of 2004 (the “Jobs Creation Act”) was signed into law. The Jobs Creation Act created a temporary incentive for U.S. corporations to repatriate accumulated income earned abroad by providing an 85 percent dividends received deduction for certain dividends from controlled foreign corporations. In the first six months of fiscal 2006, the Company distributed cash from its foreign subsidiaries and will report an extraordinary dividend (as defined in the Jobs Creation Act) of $1.2 billion and a related tax liability of approximately $63 million in its fiscal 2006 federal income tax return. This amount was previously provided for in the provision for income taxes and is included in income taxes payable. This distribution does not change the Company’s intention to indefinitely reinvest undistributed earnings of certain of its foreign subsidiaries in operations outside the United States.

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

Sales are attributed to a geographic theater based on the ordering location of the customer. The Company does not allocate research and development, sales and marketing, or general and administrative expenses to its

Cisco Systems, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

geographic theaters in this internal management system, because management does not currently use the information to measure the performance of the operating segments. As a result of organizational changes, beginning in fiscal 2006, the Company’s reportable segments were changed to the following theaters: United States and Canada, European Markets, Emerging Markets, Asia Pacific, and Japan, and the Company has recast the geographic theater data from the prior periods to reflect this change in reportable segments to conform to the current year’s presentation. Prior to fiscal 2006, the Company had four reportable segments: the Americas; Europe, the Middle East, and Africa (EMEA); Asia Pacific; and Japan.

Summarized financial information by theater for the three and six months ended January 28, 2006 and January 29, 2005, based on the Company’s internal management system is as follows (in millions):

	Three Months Ended		Six Months Ended
	January 28, 2006	January 29, 2005	January 28, 2006	January 29, 2005
Net sales:
United States and Canada	$3,468	$3,145	$7,120	$6,400
European Markets	1,533	1,395	2,901	2,736
Emerging Markets	620	475	1,156	892
Asia Pacific	720	623	1,355	1,189
Japan	287	424	646	816

	$6,628	$6,062	$13,178	$12,033

Gross margin:
United States and Canada	$2,294	$2,051	$4,719	$4,197
European Markets	1,051	965	1,991	1,885
Emerging Markets	437	336	814	632
Asia Pacific	482	420	895	805
Japan	202	281	457	549

Total	$4,466	$4,053	$8,876	$8,068

Net sales in the United States were $3.3 billion and $3.0 billion for the three months ended January 28, 2006 and January 29, 2005, respectively. Net sales in the United States were $6.7 billion and $6.1 billion for the six months ended January 28, 2006 and January 29, 2005, respectively.

The following table presents net sales for groups of similar products and services (in millions):

	Three Months Ended		Six Months Ended
	January 28, 2006	January 29, 2005	January 28, 2006	January 29, 2005
Net sales:
Routers	$1,420	$1,329	$2,837	$2,580
Switches	2,665	2,386	5,308	4,945
Advanced Technologies	1,277	1,214	2,535	2,232
Other	175	177	348	382

Product	5,537	5,106	11,028	10,139
Service	1,091	956	2,150	1,894

Total	$6,628	$6,062	$13,178	$12,033

Cisco Systems, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The Company refers to some of its products and technologies as advanced technologies. As of January 28, 2006, the Company had identified nine advanced technologies for particular focus: application networking services, digital video, enterprise IP communications, home networking, hosted small business systems, optical networking, security, storage area networking, and wireless technology. The Company continues to identify additional advanced technologies for focus and investment in the future, and the Company’s investments in some previously identified advanced technologies may be curtailed or eliminated depending on market developments. During the second quarter of fiscal 2006, the Company reclassified net sales of switches, advanced technology and other products for the prior periods to conform to the current period presentation.

The majority of the Company’s assets as of January 28, 2006 and July 30, 2005 were attributable to its U.S. operations. For the three and six months ended January 28, 2006 and January 29, 2005, no single customer accounted for 10% or more of the Company’s net sales.

Property and equipment information is based on the physical location of the assets. The following table presents property and equipment information for geographic areas (in millions):

	January 28, 2006	July 30, 2005
Property and equipment, net:
United States	$2,935	$2,959
International	381	361

Total	$3,316	$3,320

12.    NET INCOME PER SHARE

The following table presents the calculation of basic and diluted net income per share (in millions, except per-share amounts):

	Three Months Ended		Six Months Ended
	January 28, 2006	January 29, 2005	January 28, 2006	January 29, 2005
Net income	$1,375	$1,400	$2,636	$2,796

Weighted-average shares — basic	6,146	6,521	6,195	6,577
Effect of dilutive potential common shares	102	131	106	136

Weighted-average shares — diluted	6,248	6,652	6,301	6,713

Net income per share — basic	$0.22	$0.21	$0.43	$0.43

Net income per share — diluted	$0.22	$0.21	$0.42	$0.42

Dilutive potential common shares consist of employee stock options and restricted common stock. Employee stock options to purchase approximately 1.1 billion shares for the three and six months ended January 28, 2006 and approximately 859 million and 838 million shares for the three and six months ended January 29, 2005, respectively, were outstanding, but were not included in the computation of diluted earnings per share because the effect would have been antidilutive.

Cisco Systems, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

13.    PENDING BUSINESS COMBINATION

On November 18, 2005, the Company announced that it had entered into a definitive agreement to acquire Scientific-Atlanta, Inc. (“Scientific-Atlanta”). Scientific-Atlanta is a leading global provider of set-top boxes, end-to-end video distribution networks and video system integration. Under the terms of the agreement, the Company has agreed to pay $43 per share in cash in exchange for each share of Scientific-Atlanta and to assume outstanding options, for an aggregate purchase price of approximately $6.9 billion, or approximately $5.3 billion, net of Scientific-Atlanta’s cash resources as of November 18, 2005. The acquisition of Scientific-Atlanta will be accounted for as a purchase and is expected to close in late February or early March, 2006. The Company anticipates this transaction will be financed with a combination of cash and debt.

14.    SUBSEQUENT EVENT

On February 10, 2006 the Company filed a Form S-3 Registration Statement with the Securities and Exchange Commission to offer debt securities, subject to market conditions. On February 14, 2006, the Company entered into an underwriting agreement to issue senior unsecured notes in aggregate principal amount of $6.5 billion under the Registration Statement.

Of these notes, $500 million will mature in 2009 and bear interest at an adjustable rate equal to the three-month LIBOR plus 0.08%, $3 billion will mature in 2011 and bear interest at an annual coupon rate equal to 5.25% and $3 billion will mature in 2016 and bear interest at an annual coupon rate equal to 5.50%. This offering is expected to be completed in February 2006, subject to customary closing conditions. The Company intends to use the proceeds from the offering to fund the purchase of Scientific-Atlanta and for general corporate purposes.

In connection with the offering, the Company has agreed to enter into interest rate swaps with a notional amount of $6 billion that will qualify as fair value hedges. These interest rate swaps will convert the fixed interest rate portion of the offering to LIBOR-based interest rates. Gains and losses due to changes in the value of the interest rate swaps are expected to offset changes in the fair value of the underlying debt.

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

Overview

Our results for the second quarter and first six months of fiscal 2006 reflected increases in net sales, net income, and net income per share from the corresponding periods of fiscal 2005, if the effect of pro forma stock-based compensation for the second quarter and first six months of fiscal 2005 were included in the calculation of net income and net income per share. We have continued to achieve a good balance in year-over-year revenue growth from our geographic segments, customer markets, and product families. Revenue increased from the corresponding periods of fiscal 2005 in each of our four largest theaters: the United States and Canada, European Markets, Emerging Markets and Asia Pacific, while declining in our Japan theater. We continue to see some weakness in global economic activity and capital spending, especially in the United Kingdom and Japan. Our switching revenue increased year-over-year by 11.7% and 7.3% for the three and six month periods, respectively. We experienced higher sales for our routers of approximately 6.8% and 10.0% for the same periods. Sales of our advanced technologies increased by 5.2% and 13.6% for the second quarter and first six months of fiscal 2006.

For the second quarter and the first six months of fiscal 2006, our gross margins increased compared to the corresponding periods of fiscal 2005. Lower manufacturing costs related to lower component costs and value engineering and other manufacturing-related costs, higher shipment volume and lower provision for inventory and warranties increased our product gross margins which were partially offset by change in mix, higher discounts and the effect of stock-based compensation expense under SFAS 123(R). Operating expenses as a percentage of net sales increased year over year due, primarily, to increased headcount and the effects of our adoption of SFAS 123(R). Our headcount is expected to increase, as a result of our planned investments in sales personnel.

For fiscal 2006, in addition to our general strategy, we will continue to focus particular attention on five key areas: the commercial market segment; additional sales coverage; growing and expanding our advanced technologies; our evolving support model; and the Emerging Markets theater. We have added, and intend to continue to add, resources in these five key areas. Indicative of the opportunities in our markets, we continue to encounter price-focused competition, including competitors from Asia, and in particular China.

During the second quarter and first six months of fiscal 2006, we generated cash flows from operations of $1.9 billion and $3.3 billion, respectively. Our cash and cash equivalents and investments were $15.0 billion at the end of the second quarter of fiscal 2006, compared with $16.1 billion at the end of fiscal 2005. We used $4.2 billion of cash to repurchase 236 million shares of our common stock during the first six months of fiscal 2006. Days

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

sales outstanding in accounts receivable at the end of the second quarter of fiscal 2006 were 35 days, compared with 31 days at the end of the fourth quarter of fiscal 2005. Our inventory level was up slightly from our prior fiscal year end, July 30, 2005, and annualized inventory turns were 6.5, compared with 6.6 in the fourth quarter of fiscal 2005.

Beginning in fiscal 2006, we adopted SFAS 123(R) on a modified prospective basis. Including stock-based compensation expense related to employee stock options and employee stock purchases, the change in our year-over-year net income per share for the periods covered in the following table is positive. The following table provides a comparison of net income, if the effect of pro forma stock-based compensation expense as disclosed in the notes to the Consolidated Financial Statements prior to fiscal 2006 were included for prior periods (in millions, except per-share amounts):

	Three Months Ended		Six Months Ended
	January 28, 2006	January 29, 2005	January 28, 2006	January 29, 2005
Net income — as reported for prior periods (1)	N/A	$1,400	N/A	$2,796
Stock-based compensation expense related to employee stock options and employee stock purchases	$(261)	(428)	$(578)	(888)
Tax benefit	$73	171	$162	355

Stock-based compensation expense related to employee stock options and employee stock purchases, net of tax (2)	$(188)	(257)	(416)	(533)

Net income, including the effect of stock-based compensation expense (3)	$1,375	1,143	$2,636	2,263

Diluted net income per share — as reported for prior periods (1)	N/A	$0.21	N/A	$0.42

Diluted net income per share, including the effect of stock-based compensation expense (3)	$0.22	$0.17	$0.42	$0.34

(1)	Net income and net income per share prior to fiscal 2006 did not include stock-based compensation expense related to employee stock options and employee stock purchases under SFAS 123 because we did not adopt the recognition provisions of SFAS 123.
(2)	Stock-based compensation expense prior to fiscal 2006 is calculated based on the pro forma application of SFAS 123 as previously disclosed in the notes to the Consolidated Financial Statements.
(3)	Net income and net income per share prior to fiscal 2006 represent pro forma information based on SFAS 123 as previously disclosed in the notes to the Consolidated Financial Statements.

Critical Accounting Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires us to make judgments, assumptions, and estimates that affect the amounts reported in the Consolidated Financial Statements and accompanying notes. Note 2 to the Consolidated Financial Statements in the Current Report on Form 8-K filed February 10, 2006 for the fiscal year ended July 30, 2005 describes the significant accounting policies and methods used in the preparation of the Consolidated Financial Statements. The accounting policies described below are significantly affected by critical accounting estimates. Such accounting policies require significant judgments, assumptions, and estimates used in the preparation of the Consolidated Financial Statements, and actual results could differ materially from the amounts reported based on these policies.

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

Contracts, Internet commerce agreements, and customer purchase orders are generally used to determine the existence of an arrangement. Shipping documents and customer acceptance, when applicable, are used to verify delivery. We assess whether the fee is fixed or determinable based on the payment terms associated with the transaction and whether the sales price is subject to refund or adjustment. We assess collectibility based primarily on the creditworthiness of the customer as determined by credit checks and analysis, as well as the customer’s payment history. When a sale involves multiple elements, such as sales of products that include services, the entire fee from the arrangement is allocated to each respective element based on its relative fair value and recognized when revenue recognition criteria for each element are met. The amount of product and service revenue recognized is impacted by our judgments as to whether an arrangement includes multiple elements and, if so, whether vendor-specific objective evidence of fair value exists. Changes to the elements in an arrangement and our ability to establish vendor-specific objective evidence for those elements could affect the timing of the revenue recognition. Our total deferred revenue for products was $1.3 billion and $1.4 billion as of January 28, 2006 and July 30, 2005, respectively. Technical support services revenue is deferred and recognized ratably over the period during which the services are to be performed, which is typically from one to three years. Advanced services revenue is recognized upon delivery or completion of performance. Our total deferred revenue for services was $3.8 billion and $3.6 billion as of January 28, 2006 and July 30, 2005, respectively.

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

Allowance for Doubtful Accounts and Sales Returns

Our accounts receivable balance, net of allowance for doubtful accounts, was $2.5 billion and $2.2 billion as of January 28, 2006 and July 30, 2005, respectively. The allowance for doubtful accounts was $171 million, or 6.3% of the gross accounts receivable balance, as of January 28, 2006 and $162 million, or 6.8% of the gross accounts receivable balance, as of July 30, 2005. The allowance is based on our assessment of the collectibility of customer accounts. We regularly review the allowance by considering factors such as historical experience, credit quality, age of the accounts receivable balances, and current economic conditions that may affect a customer’s ability to pay.

The provision for doubtful accounts for the first six months of fiscal 2006 was $10 million. We had no provision for doubtful accounts for the first six months of fiscal 2005. If a major customer’s creditworthiness deteriorates, or if actual defaults are higher than our historical experience, or if other circumstances arise, our estimates of the recoverability of amounts due to us could be overstated, and additional allowances could be required, which could have an adverse impact on our revenue.

A reserve for future sales returns is established based on historical trends in product return rates. The reserve for future sales returns as of January 28, 2006 and July 30, 2005 was $93 million and $63 million, respectively, and

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

was recorded as a reduction of our accounts receivable. If the actual future returns were to deviate from the historical data on which the reserve had been established, our revenue could be adversely affected.

Allowance for Inventory

Our inventory balance was $1.3 billion as of January 28, 2006 and July 30, 2005. Our inventory allowance was $153 million and $159 million as of January 28, 2006 and July 30, 2005, respectively. We provide allowances for inventory based on excess and obsolete inventories determined primarily by future demand forecasts. The allowance is measured as the difference between the cost of the inventory and market based upon assumptions about future demand and is charged to the provision for inventory, which is a component of our cost of sales. At the point of the loss recognition, a new, lower-cost basis for that inventory is established, and subsequent changes in facts and circumstances do not result in the restoration or increase in that newly established cost basis.

Our provision for inventory was $70 million and $111 million for the first six months of fiscal 2006 and 2005, respectively. If there were to be a sudden and significant decrease in demand for our products, or if there were a higher incidence of inventory obsolescence because of rapidly changing technology and customer requirements, we could be required to increase our inventory allowances, and our gross margin could be adversely affected. Inventory management remains an area of focus as we balance the need to maintain strategic inventory levels to ensure competitive lead times and the risk of inventory obsolescence.

Warranty Costs

The liability for product warranties, included in other accrued liabilities, was $258 million as of January 28, 2006, compared with $259 million as of July 30, 2005. See Note 7 to the Consolidated Financial Statements. Our products are generally covered by a warranty for periods ranging from 90 days to five years, and for some products we provide a limited lifetime warranty. We accrue for warranty costs as part of our cost of sales based on associated material costs, technical support labor costs, and associated overhead. Material cost is estimated based primarily upon historical trends in the volume of product returns within the warranty period and the cost to repair or replace the equipment. Technical support labor cost is estimated based primarily upon historical trends in the rate of customer cases and the cost to support the customer cases within the warranty period. Overhead cost is applied based on estimated time to support warranty activities.

The provision for product warranties issued during the first six months of fiscal 2006 and 2005 was $190 million and $208 million, respectively. The provision for warranty in the first six months of fiscal 2006 included $6 million of stock-based compensation expense related to employee stock options and employee stock purchases under SFAS 123(R). The decrease in the provision for product warranties was due to lower warranty claims. If we experience an increase in warranty claims compared with our historical experience, or if the cost of servicing warranty claims is greater than the expectations on which the accrual has been based, our gross margin could be adversely affected.

Stock-based Compensation Expense

On July 31, 2005, we adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment,” (“SFAS 123(R)”) which requires the measurement and recognition of compensation expense for all share-based payment awards made to our employees and directors including employee stock options and employee stock purchases related to the Employee Stock Purchase Plan (“employee stock purchases”) based on estimated fair values. Stock-based compensation expense recognized under SFAS 123(R) for the three and six months ended January 28, 2006 was $285 million and $630 million, respectively, which consisted of stock-based compensation expense related to employee stock options and employee stock purchases of $261 million and $578 million, respectively, and stock-based compensation expense related to acquisitions and investments of $24 million and $52 million, respectively. Stock-based compensation expense of $36 million and $76 million for the

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

three and six months ended January 29, 2005, respectively, was related to acquisitions and investments which we had been recognizing under previous accounting standards. There was no stock-based compensation expense related to employee stock options and employee stock purchases recognized during the three and six months ended January 29, 2005. See Note 9 to the Consolidated Financial Statements for additional information.

Upon adoption of SFAS 123(R), we began estimating the value of employee stock options on the date of grant using a lattice-binomial model. Prior to the adoption of SFAS 123(R), the value of each employee stock option was estimated on the date of grant using the Black-Scholes model for the purpose of the pro forma financial information in accordance with SFAS 123. The determination of fair value of share-based payment awards on the date of grant using an option-pricing model is affected by our stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to the expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviors. The use of a lattice-binomial model requires the use of extensive actual employee exercise behavior data and the use of a number of complex assumptions including expected volatility, risk-free interest rate, expected dividends, kurtosis, and skewness. The weighted-average estimated value of employee stock options granted during the three and six months ended January 28, 2006 was $5.05 and $5.01 per share, respectively, using the lattice-binomial model with the following weighted-average assumptions:

	Three Months Ended January 28, 2006	Six Months Ended January 28, 2006
Expected volatility	23.7%	23.7%
Risk-free interest rate	4.5%	4.2%
Expected dividends	0.0%	0.0%
Kurtosis	4.2	4.3
Skewness	(0.60)	(0.60)

We used the implied volatility for two-year traded options on our stock as the expected volatility assumption required in the lattice-binomial model consistent with SFAS 123(R) and SAB 107. Prior to fiscal 2006, we had used our historical stock price volatility in accordance with SFAS 123 for purposes of our pro forma information. The selection of the implied volatility approach was based upon the availability of actively traded options on our stock and our assessment that implied volatility is more representative of future stock price trends than historical volatility.

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

As stock-based compensation expense recognized in the Consolidated Statement of Operations for the second quarter and first six months of fiscal 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on historical experience.

If factors change and we employ different assumptions in the application of SFAS 123(R) in future periods, the compensation expense that we record under SFAS 123(R) may differ significantly from what we have recorded in the current period.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Investment Impairments

Our publicly traded equity securities are reflected in the Consolidated Balance Sheets at a fair value of $921 million as of January 28, 2006, compared with $941 million as of July 30, 2005. See Note 6 to the Consolidated Financial Statements. We recognize an impairment charge when the declines in the fair values of our publicly traded equity securities below their cost basis are judged to be other-than-temporary. The ultimate value realized on these equity securities is subject to market price volatility until they are sold. We consider various factors in determining whether we should recognize an impairment charge, including the length of time and extent to which the fair value has been less than our cost basis, the financial condition and near-term prospects of the investee, and our intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value. Our ongoing consideration of these factors could result in additional impairment charges in the future, which could adversely affect our net income. There were no charges attributable to the impairment of publicly traded equity securities during the first six months of fiscal 2006 or 2005.

We also have investments in privately held companies, some of which are in the startup or development stages. As of January 28, 2006, our investments in privately held companies were $452 million, compared with $421 million as of July 30, 2005, and were included in other assets. See Note 4 to the Consolidated Financial Statements. We monitor these investments for impairment and make appropriate reductions in carrying values if we determine an impairment charge is required, based primarily on the financial condition and near-term prospects of these companies. These investments are inherently risky because the markets for the technologies or products these companies are developing are typically in the early stages and may never materialize. Our impairment charges on investments in privately held companies were $4 million and $5 million during the second quarter of fiscal 2006 and 2005, respectively, and were $11 million and $23 million for the first six months of fiscal 2006 and 2005, respectively.

Goodwill Impairments

Our methodology for allocating the purchase price relating to purchase acquisitions is determined through established valuation techniques in the high-technology communications equipment industry. Goodwill is measured as the excess of the cost of acquisition over the sum of the amounts assigned to tangible and identifiable intangible assets acquired less liabilities assumed. We perform goodwill impairment tests on an annual basis and between annual tests in certain circumstances for each reporting unit. The goodwill recorded in the Consolidated Balance Sheets as of January 28, 2006 and July 30, 2005 was $5.4 billion and $5.3 billion, respectively. In response to changes in industry and market conditions, we could be required to strategically realign our resources and consider restructuring, disposing of, or otherwise exiting businesses, which could result in an impairment of goodwill. Beginning in fiscal 2006, the reportable segments were changed to the following theaters: United States and Canada; European Markets; Emerging Markets; Asia Pacific; and Japan. As a result, we reallocated the goodwill at July 31, 2005 to these reportable segments. There was no impairment of goodwill during the first six months of fiscal 2006 or fiscal 2005.

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

Our effective tax rates differ from the statutory rate primarily due to acquisition-related costs, stock-based compensation, research and experimentation tax credits, state taxes, and the tax impact of foreign operations. The effective tax rate was 28.2% in the second quarter of fiscal 2006 and 28.3% for the first six months of fiscal 2006. The effective tax rate was 28.5% in the second quarter of fiscal 2005 and 28.6% for the first six months of fiscal 2005. Our future effective tax rates could be adversely affected by earnings being lower than anticipated in countries where we have lower statutory rates and higher than anticipated in countries where we have higher statutory rates, by changes in the valuation of our deferred tax assets or liabilities, or by changes in tax laws, regulations, accounting principles, or interpretations thereof. In addition, we are subject to the continuous examination of our income tax returns by the Internal Revenue Service and other tax authorities. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes.

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

Net Sales

As a result of organizational changes, beginning in fiscal 2006, the Company’s reportable segments were changed to the following theaters: United States and Canada, European Markets, Emerging Markets, Asia Pacific, and Japan and we have recast our geographic theater data to reflect this change in reportable segments to conform to the current year’s presentation. Prior to fiscal 2006, the Company had four reportable segments: the Americas; Europe, the Middle East, and Africa (EMEA); Asia Pacific; and Japan. Net sales, which include product and service revenue, for each theater are summarized in the following table (in millions, except percentages):

	Three Months Ended				Six Months Ended
	January 28, 2006	January 29, 2005	Variance in Dollars	Variance in Percent	January 28, 2006	January 29, 2005	Variance in Dollars	Variance in Percent
Net sales:
United States and Canada	$3,468	$3,145	$323	10.3%	$7,120	$6,400	$720	11.3%
Percentage of net sales	52.3%	51.9%			54.0%	53.2%
European Markets	1,533	1,395	138	9.9%	2,901	2,736	165	6.0%
Percentage of net sales	23.1%	23.0%			22.0%	22.7%
Emerging Markets	620	475	145	30.5%	1,156	892	264	29.6%
Percentage of net sales	9.4%	7.8%			8.8%	7.4%
Asia Pacific	720	623	97	15.6%	1,355	1,189	166	14.0%
Percentage of net sales	10.9%	10.3%			10.3%	9.9%
Japan	287	424	(137)	(32.3)%	646	816	(170)	(20.8)%
Percentage of net sales	4.3%	7.0%			4.9%	6.8%

Total	$6,628	$6,062	$566	9.3%	$13,178	$12,033	$1,145	9.5%

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following table is a breakdown of net sales between product and service revenue (in millions, except percentages):

	Three Months Ended				Six Months Ended
	January 28, 2006	January 29, 2005	Variance in Dollars	Variance in Percent	January 28, 2006	January 29, 2005	Variance in Dollars	Variance in Percent
Net sales:
Product	$5,537	$5,106	$431	8.4%	$11,028	$10,139	$889	8.8%
Service	1,091	956	135	14.1%	2,150	1,894	256	13.5%

Total	$6,628	$6,062	$566	9.3%	$13,178	$12,033	$1,145	9.5%

Net Product Sales by Theater

The increase in net product sales was due to the impact of the continued gradual recovery in the global economic environment coupled with increased information technology-related capital spending in our enterprise, service provider, commercial, and consumer markets. The following table is a breakdown of net product sales by theater (in millions, except percentages):

	Three Months Ended				Six Months Ended
	January 28, 2006	January 29, 2005	Variance in Dollars	Variance in Percent	January 28, 2006	January 29, 2005	Variance in Dollars	Variance in Percent
Net product sales:
United States and Canada	$2,707	$2,470	$237	9.6%	$5,614	$5,049	$565	11.2%
Percentage of net product sales	48.9%	48.4%			50.9%	49.8%
European Markets	1,367	1,244	123	9.9%	2,569	2,436	133	5.5%
Percentage of net product sales	24.7%	24.4%			23.3%	24.0%
Emerging Markets	576	441	135	30.6%	1,073	827	246	29.7%
Percentage of net product sales	10.4%	8.6%			9.7%	8.2%
Asia Pacific	641	564	77	13.7%	1,208	1,076	132	12.3%
Percentage of net product sales	11.6%	11.0%			11.0%	10.6%
Japan	246	387	(141)	(36.4)%	564	751	(187)	(24.9)%
Percentage of net product sales	4.4%	7.6%			5.1%	7.4%

Total	$5,537	$5,106	$431	8.4%	$11,028	$10,139	$889	8.8%

The increase in net product sales in the United States and Canada theater was due to an increase in net product sales to all of our customer markets, led by relative strength in the enterprise and commercial markets. However, sales to the U.S. federal government grew at a slower rate. We believe our sales to the U.S. federal government remain subject to a possible realignment of government spending priorities and timing of budget roll-outs, which could adversely affect these sales in future periods. Net product sales in the European Markets theater increased by 9.9% and 5.5% in the second quarter and first six months of fiscal 2006, respectively. Net product sales in Germany and France improved in the second quarter of fiscal 2006, partially offset by continued weakness in net product sales in the United Kingdom. Net product sales in the Emerging Markets theater increased primarily as a result of continued product deployment by service providers and growth in enterprise markets. The increase in

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

net product sales in Asia Pacific occurred primarily as a result of continued infrastructure builds, broadband acceleration, and investments by Asian telecommunication carriers, especially in China and India. Net product sales in the Japan theater have continued to reflect ongoing economic and other challenges in the theater.

Net Product Sales by Groups of Similar Products

The following table presents net sales for groups of similar products (in millions, except percentages):

	Three Months Ended				Six Months Ended
	January 28, 2006	January 29, 2005	Variance in Dollars	Variance in Percent	January 28, 2006	January 29, 2005	Variance in Dollars	Variance in Percent
Net product sales:
Routers	$1,420	$1,329	$91	6.8%	$2,837	$2,580	$257	10.0%
Percentage of net product sales	25.6%	26.0%			25.7%	25.4%
Switches	2,665	2,386	279	11.7%	5,308	4,945	363	7.3%
Percentage of net product sales	48.1%	46.7%			48.1%	48.8%
Advanced Technologies	1,277	1,214	63	5.2%	2,535	2,232	303	13.6%
Percentage of net product sales	23.1%	23.8%			23.0%	22.0%
Other	175	177	(2)	(1.1)%	348	382	(34)	(8.9)%
Percentage of net product sales	3.2%	3.5%			3.2%	3.8%

Total	$5,537	$5,106	$431	8.4%	$11,028	$10,139	$889	8.8%

Routers

The increase in net product sales related to routers in the second quarter and first six months of fiscal 2006 was due to higher revenue from all of our router categories in both periods. Our sales of high-end routers, which represent a larger proportion of our total router sales compared with midrange and low-end routers, increased by approximately $60 million and approximately $140 million over the second quarter and first six months of fiscal 2005, respectively. Our high-end router sales are primarily to service providers, which tend to make large and sporadic purchases.

Sales of our midrange and low-end routers collectively increased by approximately $25 million and approximately $110 million over the same periods. In fiscal 2005, we introduced the integrated services router. For the second quarter and first six months of fiscal 2006, sales of integrated services routers represented approximately 41% and 39%, respectively, of our total revenue from midrange and low-end routers compared with approximately 14% and 8% of our total revenue from midrange and low-end routers in the respective periods of fiscal 2005.

Switches

The increase in net product sales related to switches in both the second quarter and first six months of fiscal 2006 was due to sales of local-area network (LAN) fixed switches and LAN modular switches. The increase in sales of LAN switches was a result of the continued adoption of new technologies by our customers, resulting in higher sales of our high-end modular switches, the Catalyst 6500 Series, and fixed switches, including Cisco Catalyst 3560 Series Switches and Cisco Catalyst 3750 Series Switches.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Advanced Technologies

Enterprise IP communications sales increased by approximately $60 million and $140 million from the second quarter and first six months of fiscal 2005, respectively, primarily due to sales of IP phones and associated software as our customers transitioned from an analog-based to an IP-based infrastructure. Sales of security products increased by approximately $10 million and $80 million during the second quarter and first six months of fiscal 2006, respectively, primarily due to module and line-card sales related to our routers and LAN modular switches as customers continued to emphasize network security. Sales of storage area networking products increased by approximately $5 million and $55 million during the second quarter and first six months of fiscal 2006. Wireless LAN product sales increased by approximately $25 million and $50 million, respectively, during the same periods. Storage area networking and wireless LAN product sales increased primarily due to new customers and continued deployments with existing customers. Home networking product sales increased by approximately $25 million and $40 million during the second quarter and first six months of fiscal 2006, respectively, primarily due to the growth of our wireless and wired router businesses. After experiencing flat optical sales during the first quarter of fiscal 2006, we experienced weakness in optical sales during the second quarter, with sales decreasing by approximately $60 million, compared to the second quarter of fiscal 2005.

Application networking services products and hosted small business systems, which were identified as advanced technologies in the second quarter of fiscal 2006, do not represent a significant amount of revenue. In the third quarter of fiscal 2006, we expect to include sales of digital video products upon completion of the acquisition of Scientific-Atlanta, Inc., which is expected to close in late February or early March 2006. A significant portion of the revenues of Scientific-Atlanta will be included in this category, in addition to the revenue from other solutions we offer in the digital video space.

Factors That May Impact Net Product Sales

Net product sales may continue to be affected by changes in the geopolitical environment and global economic conditions; competition, including price-focused competitors from Asia, especially China; new product introductions; sales cycles and product implementation cycles; changes in the mix of our customers between service provider and enterprise markets; changes in the mix of direct sales and indirect sales; variations in sales channels; and final acceptance criteria of the product, system, or solution as specified by the customer. In addition, sales to the service provider market have been characterized by large and often sporadic purchases, especially relating to our router sales and sales of certain of our advanced technologies. In addition, service provider customers typically have longer implementation cycles, require a broader range of services, including network design services, and often have acceptance provisions that can lead to a delay in revenue recognition. To improve customer satisfaction, we continue to focus on managing our manufacturing lead-time performance, which may result in corresponding reductions in order backlog. A decline in backlog levels could result in more variability and less predictability in our quarter-to-quarter net sales and operating results. Net product sales may also be adversely affected by fluctuations in demand for our products, especially with respect to Internet businesses and telecommunications service providers, price and product competition in the communications and networking industries, introduction and market acceptance of new technologies and products, adoption of new networking standards, and financial difficulties experienced by our customers. We may, from time to time, experience manufacturing issues that create a delay in our suppliers’ ability to provide specific components, resulting in delayed shipments. To the extent that manufacturing issues and any related component shortages, including those caused by any possible disruption related to our recently announced transition to lean manufacturing, result in delayed shipments in the future, and particularly in periods when we and our suppliers are operating at higher levels of capacity, it is possible that revenue for a quarter could be adversely affected if such matters are not remediated within the same quarter.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Our distributors and retail partners participate in various cooperative marketing and other programs. In addition, increasing sales to our distributors and retail partners generally results in greater difficulty in forecasting the mix of our products and, to a certain degree, the timing of orders from our customers. We recognize revenue for sales to our distributors and retail partners based on a sell-through method using information provided by them, and we maintain estimated accruals and allowances for all cooperative marketing and other programs.

Net Service Revenue

The increase in net service revenue was primarily due to increased technical support service contract initiations and renewals associated with higher product sales, which have resulted in a larger installed base of equipment being serviced, and revenue from advanced services, which relates to consulting support services for our technologies for specific networking needs.

Gross Margin

The following table shows the gross margin for each theater (in millions, except percentages):

	Three Months Ended				Six Months Ended
	Amount		Percentage		Amount		Percentage
	January 28, 2006	January 29, 2005	January 28, 2006	January 29, 2005	January 28, 2006	January 29, 2005	January 28, 2006	January 29, 2005
Gross margin:
United States and Canada	$2,294	$2,051	66.1%	65.2%	$4,719	$4,197	66.3%	65.6%
European Markets	1,051	965	68.6%	69.2%	1,991	1,885	68.6%	68.9%
Emerging Markets	437	336	70.5%	70.7%	814	632	70.4%	70.9%
Asia Pacific	482	420	66.9%	67.4%	895	805	66.1%	67.7%
Japan	202	281	70.4%	66.3%	457	549	70.7%	67.3%

Total	$4,466	$4,053	67.4%	66.9%	$8,876	$8,068	67.4%	67.0%

The following table shows the gross margin for products and services (in millions, except percentages):

	Three Months Ended				Six Months Ended
	Amount		Percentage		Amount		Percentage
	January 28, 2006	January 29, 2005	January 28, 2006	January 29, 2005	January 28, 2006	January 29, 2005	January 28, 2006	January 29, 2005
Gross margin:
Product	$3,763	$3,437	68.0%	67.3%	$7,503	$6,824	68.0%	67.3%
Service	703	616	64.4%	64.4%	1,373	1,244	63.9%	65.7%

Total	$4,466	$4,053	67.4%	66.9%	$8,876	$8,068	67.4%	67.0%

Product Gross Margin

Product gross margin during the second quarter of fiscal 2006 includes the effect of $11 million of stock-based compensation expense related to employee stock options and employee stock purchases under SFAS 123(R) on our product cost of sales, which effect reduced product gross margin percentage by 0.2% during the period. There was no stock-based compensation expense related to employee stock options and employee stock purchases in the second quarter of fiscal 2005. Lower overall manufacturing costs related to lower component

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

costs and value engineering and other manufacturing related costs increased product gross margin by approximately 1%. Value engineering is the process by which production costs are reduced through component redesign, board configuration, test processes, and transformation processes. Higher shipment volume also increased product gross margin by 1%. In addition, a lower provision for warranty and a lower provision for inventory increased product gross margin by 0.5%. Changes in the mix of products sold decreased product gross margin by approximately 1% due to the sales of certain lower-margin switching products and increased sales of home networking products. Sales discounts and rebates decreased product gross margin by approximately 0.5%.

Product gross margin during the first six months of fiscal 2006 includes the effect on our product costs of sales of $30 million of stock-based compensation expense related to employee stock options and employee stock purchases under SFAS 123(R) which reduced product gross margin percentage by 0.3% during the period. There was no stock-based compensation expense related to employee stock options and employee stock purchases in the first six months of fiscal 2005. Lower overall manufacturing costs related to lower component costs and value engineering and other manufacturing related costs increased product gross margin by approximately 1%. Higher shipment volume also increased product gross margin by 1%. In addition, a lower provision for warranty and a lower provision for inventory increased product gross margin by 0.6%. Changes in the mix of products sold decreased product gross margin by approximately 1% due to the sales of certain lower-margin switching products and increased sales of home networking products. Sales discounts and rebates decreased product gross margin by approximately 0.5%.

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

Service Gross Margin

Service gross margin during the second quarter and first six months of fiscal 2006 includes the effect on our service costs of sales of $28 million and $62 million, respectively, of stock-based compensation expense related to employee stock options and employee stock purchases under SFAS 123(R) which reduced service gross margin percentage by 2.6% and 2.9% during the respective periods. There was no stock-based compensation expense related to employee stock options and employee stock purchases in the corresponding periods of fiscal 2005. Our service gross margin from technical support services is higher than the service gross margins from our advanced services. Service gross margin will typically experience some variability over time due to various factors such as the change in mix between technical support services and advanced services, as well as the timing of technical support service contract initiations and renewals and the timing of our adding personnel and resources to support this business. Our revenue from advanced services may continue to increase to a higher proportion of total service revenue due to our continued focus on providing comprehensive support to our customers’ networking devices, applications, and infrastructures.

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

compensation expense related to employee stock options and employee stock purchases under SFAS 123(R) for the three and six months ended January 28, 2006 which was allocated as follows (in millions):

	Three Months Ended		Six Months Ended
	January 28, 2006	January 29, 2005	January 28, 2006	January 29, 2005
Cost of sales — product	$11	$—	$30	$—
Cost of sales — service	28	—	62	—

Stock-based compensation expense included in cost of sales	39	—	92	—

Research and development	90	—	193	—
Sales and marketing	106	—	233	—
General and administrative	26	—	60	—

Stock-based compensation expense included in operating expenses	222	—	486	—

Total stock-based compensation expense related to employee stock options and employee stock purchases	261	—	578	—
Tax benefit	(73)	—	(162)	—

Stock-based compensation expense related to employee stock options and employee stock purchases, net of tax	$188	—	$416	—

Stock-based compensation related to acquisitions and investments of $24 million and $52 million for the three and six months ended January 28, 2006, respectively is disclosed in Note 3 and is not included in the above table. There was no stock-based compensation expense recognized for the three or six months ended January 29, 2005 other than as related to acquisitions and investments.

Research and Development, Sales and Marketing, and General and Administrative Expenses

R&D, sales and marketing, and G&A expenses are summarized in the following table (in millions, except percentages):

	Three Months Ended				Six Months Ended
	January 28, 2006	January 29, 2005	Variance in Dollars	Variance in Percent	January 28, 2006	January 29, 2005	Variance in Dollars	Variance in Percent
Research and development	$966	$811	$155	19.1%	$1,962	$1,616	$346	21.4%
Percentage of net sales	14.6%	13.4%			14.9%	13.4%
Sales and marketing	1,431	1,142	289	25.3%	2,884	2,262	622	27.5%
Percentage of net sales	21.6%	18.8%			21.9%	18.8%
General and administrative	282	228	54	23.7%	560	458	102	22.3%
Percentage of net sales	4.3%	3.8%			4.2%	3.8%

Total	$2,679	$2,181	$498	22.8%	$5,406	$4,336	$1,070	24.7%

Percentage of net sales	40.4%	36.0%			41.0%	36.0%

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

R&D expenses increased during the second quarter and first six months of fiscal 2006 primarily due to higher headcount-related expenses reflecting our continued investment in R&D efforts in routers, switches, advanced technologies and other product technologies and to the effect of stock-based compensation expense related to employee stock options and employee stock purchases under SFAS 123(R). We have also continued to purchase or license technology in order to bring a broad range of products to market in a timely fashion. If we believe that we are unable to enter a particular market in a timely manner with internally developed products, we may license technology from other businesses or acquire businesses as an alternative to internal R&D. All of our R&D costs have been expensed as incurred.

During the second quarter and first six months of fiscal 2006, sales and marketing expenses increased primarily due to increases in sales expenses of approximately $250 million and $540 million, respectively. Sales expenses in both periods increased primarily due to an increase in headcount-related expenses and an increase in sales program expenses. Sales expenses also reflect stock-based compensation expense related to employee stock options and employee stock purchases under SFAS 123(R) of $88 million and $186 million during the second quarter and first six months of fiscal 2006, respectively. Marketing expenses include $18 million and $47 million of stock-based compensation expense related to employee stock options and employee stock purchases under SFAS 123(R), during the same periods.

General and administrative expenses during the respective periods increased primarily because of stock-based compensation expense related to employee stock options and employee stock purchases under SFAS 123(R).

Our headcount increased by 403 employees during the second quarter of fiscal 2006, and by 1,252 employees during the first six months of fiscal 2006. Our quarter-end headcount increased by 3,703 employees over the end of the second quarter of fiscal 2005. Our headcount is expected to increase, especially our planned investments in sales headcount, as we continue to focus on five key areas: the commercial market segment; additional sales coverage; advanced technologies; our evolving support model; and the Emerging Markets theater. As a result, if we do not achieve the benefits anticipated from these investments, our operating results may be adversely affected.

Amortization of Purchased Intangible Assets

Amortization of purchased intangible assets included in operating expenses was $56 million in the second quarter of fiscal 2006, compared with $57 million in the second quarter of fiscal 2005. Amortization of purchased intangible assets included in operating expenses was $115 million in the first six months of fiscal 2006, compared with $117 million in the first six months of fiscal 2005. For additional information regarding purchased intangibles, see Note 3 to the Consolidated Financial Statements.

In-Process Research and Development

Our methodology for allocating the purchase price relating to purchase acquisitions to in-process R&D is determined through established valuation techniques in the high-technology communications equipment industry. There was no in-process R&D expense in the second quarter of 2006. In-process R&D expense in the second quarter of fiscal 2005 was $2 million. In-process R&D expense in the first six months of fiscal 2006 and fiscal 2005 was $2 million and $14 million, respectively. See Note 3 to the Consolidated Financial Statements for additional information regarding the acquisitions completed in the first six months of fiscal 2006 and the in-process R&D recorded for each acquisition. In-process R&D was expensed upon acquisition because technological feasibility had not been established and no future alternative uses existed.

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

The following table summarizes the key assumptions underlying the valuation for our purchase acquisition completed in the first six months of fiscal 2006 for which in-process R&D was recorded (in millions, except percentages):

Acquisition	In-Process R&D Expense	Estimated Cost to Complete Technology at Time of Acquisition	Risk-Adjusted Discount Rate for In-Process R&D
KiSS Technology A/S	$2	$1	22%

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

Interest and Other Income, Net

Interest and other income, net were as follows (in millions):

	Three Months Ended			Six Months Ended
	January 28, 2006	January 29, 2005	Variance in dollars	January 28, 2006	January 29, 2005	Variance in dollars
Interest income	$168	$127	$41	$322	$257	$65
Other income, net	17	17	—	—	57	(57)

Total	$185	$144	$41	$322	$314	$8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The components of other income, net, are as follows (in millions):

	Three Months Ended		Six Months Ended
	January 28, 2006	January 29, 2005	January 28, 2006	January 29, 2005
Net gains(losses) on investments in fixed income and publicly traded equity securities	$(4)	$22	$(14)	$80
Impairment charges on publicly traded equity securities	—	(5)	—	(5)
Net gains on investments in privately held companies	40	18	46	22
Impairment charges on investments in privately held companies	(4)	(5)	(11)	(23)

Net gains and impairment charges on investments	32	30	21	74
Other	(15)	(13)	(21)	(17)

Total	$17	$17	$—	$57

Provision for Income Taxes

The effective tax rate was 28.2% for the second quarter of fiscal 2006 and 28.3% for the first six months of fiscal 2006. The effective tax rate was 28.5% in the second quarter of fiscal 2005 and 28.6% for the first six months of fiscal 2005. The effective tax rate differs from the statutory rate primarily due to acquisition-related costs, stock-based compensation, research and experimentation tax credits, state taxes, and the tax impact of foreign operations.

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

On October 22, 2004, the American Jobs Creation Act of 2004 (the “Jobs Creation Act”) was signed into law. The Jobs Creation Act created a temporary incentive for U.S. corporations to repatriate accumulated income earned abroad by providing an 85 percent dividends received deduction for certain dividends from controlled foreign corporations. In the first six months of fiscal 2006, we distributed cash from our foreign subsidiaries and will report an extraordinary dividend (as defined in the Jobs Creation Act) of $1.2 billion and a related tax liability of approximately $63 million in our fiscal 2006 federal income tax return. This amount was previously provided for in the provision for income taxes and is included in income taxes payable.

Liquidity and Capital Resources

The following sections discuss the effects of changes in our balance sheet and cash flows, contractual obligations, other commitments, and the stock repurchase program on our liquidity and capital resources.

Balance Sheet and Cash Flows

Cash and Cash Equivalents and Investments

The following table summarizes our cash and cash equivalents and investments (in millions):

	January 28, 2006	July 30, 2005	Increase (Decrease)
Cash and cash equivalents	$5,151	$4,742	$409
Fixed income securities	8,917	10,372	(1,455)
Publicly traded equity securities	921	941	(20)

Total	$14,989	$16,055	$(1,066)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The decrease in cash and cash equivalents and investments was primarily a result of cash used for the repurchase of common stock of $4.2 billion, capital expenditures of $394 million and acquisitions of businesses of $150 million, partially offset by cash provided by operating activities of $3.3 billion and cash provided by the issuance of common stock of $563 million related to employee stock option exercises and employee stock purchases.

Effective October 29, 2005 we changed the method of classification of our investments previously classified as long-term investments to current assets and prior period balances have been reclassified to conform to the current period’s presentation. This new method classifies these securities as current or long-term based on the nature of the securities and the availability for use in current operations while the prior classification was based on the maturities of the investments. We believe this method is preferable because it is more reflective of our assessment of the overall liquidity position. In conjunction with this change in classification of investments, we changed the classification of deferred taxes related to the unrealized gains and losses on long-term investments from noncurrent assets to current assets.

As of January 28, 2006, a majority of our cash and cash equivalents and investments are held outside of the United States in certain of our foreign subsidiaries. If these cash and cash equivalents and investments were distributed to the United States in the form of dividends or otherwise, we would be subject to additional U.S. income taxes (subject to an adjustment for foreign tax credits) and foreign withholding taxes.

In November 2005, we signed a definitive agreement for our proposed acquisition of Scientific-Atlanta. Under the terms of the agreement, we have agreed to pay $43 per share in cash in exchange for each share of Scientific-Atlanta and to assume outstanding options, for an aggregate purchase price of approximately $6.9 billion, or approximately $5.3 billion, net of Scientific-Atlanta’s cash resources as of November 18, 2005. The proposed acquisition is expected to close in late February or early March, 2006.

On February 10, 2006 the Company filed a Form S-3 Registration Statement with the Securities and Exchange Commission to offer debt securities, subject to market conditions. On February 14, 2006, the Company entered into an underwriting agreement to issue unsecured notes in aggregate principal amount of $6.5 billion under the Registration Statement.

Of these notes, $500 million will mature in 2009 and bear interest at an adjustable rate equal to the three-month LIBOR plus 0.08%, $3 billion will mature in 2011 and bear interest at an annual coupon rate equal to 5.25% and $3 billion will mature in 2016 and bear interest at an annual coupon rate equal to 5.50%. This offering is expected to be completed in February 2006, subject to customary closing conditions. The Company intends to use the proceeds from the offering to fund the purchase of Scientific-Atlanta and for general corporate purposes.

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

Accounts Receivable, Net

The following table summarizes our accounts receivable, net (in millions):

	January 28, 2006	July 30, 2005	Increase (Decrease)
Accounts receivable, net	$2,537	$2,216	$321

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Days sales outstanding (DSO) in accounts receivables as of January 28, 2006 and July 30, 2005 were 35 days and 31 days, respectively. Our accounts receivable and DSO are primarily impacted by shipment linearity and collections performance. A steady level of shipments and good collections performance will result in reduced DSO compared with a higher level of shipments toward the end of a quarter, which will result in a shorter amount of time to collect the related accounts receivable and increased DSO.

Inventories

The following table summarizes our inventories (in millions):

	January 28, 2006	July 30, 2005	Increase (Decrease)
Raw materials	$96	$82	$14
Work in process	477	431	46
Finished goods:
Distributor inventory and deferred cost of sales	419	385	34
Manufacturing finished goods	145	184	(39)

Total finished goods	564	569	(5)
Service-related spares	171	180	(9)
Demonstration systems	37	35	2

Total	$1,345	$1,297	$48

Annualized inventory turns were 6.5 in the second quarter of fiscal 2006, which includes the effect on our cost of sales of $39 million of stock-based compensation expense related to employee stock options and employee stock purchases under SFAS 123(R). Annualized inventory turns were 6.6 in the fourth quarter of fiscal 2005. Our finished goods consist of distributor inventory and deferred cost of sales and manufacturing finished goods. Distributor inventory and deferred cost of sales are related to unrecognized revenue on shipments to distributors and retail partners and shipments to enterprise and service provider customers. Manufacturing finished goods consist primarily of build-to-order and build-to-stock products, including home networking products. Service-related spares consist of reusable equipment related to our technical support and warranty activities. All inventories are accounted for at the lower of cost or market.

In the third quarter of fiscal 2006, we are expecting to begin a six to eight quarter transition to what we refer to as a lean manufacturing model. Lean manufacturing is an industry-standard model that seeks to drive efficiency and flexibility in manufacturing processes and in the broader supply chain. Over time, we expect this process will result in incremental increases in purchase commitments with corresponding decreases in core manufacturing inventory.

Inventory management remains an area of focus as we balance the need to maintain strategic inventory levels to ensure competitive lead times against the risk of inventory obsolescence because of rapidly changing technology and customer requirements. We believe the amount of our inventory is appropriate for our current revenue levels.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Deferred Revenue

The breakdown of deferred revenue at January 28, 2006 and July 30, 2005 was as follows (in millions):

	January 28, 2006	July 30, 2005	Increase (Decrease)
Deferred revenue:
Service	$3,765	$3,618	$147
Product
Unrecognized revenue on product shipment and other deferred revenue	1,079	1,201	(122)
Cash receipts related to unrecognized revenue from two-tier distributors	256	223	33

	1,335	1,424	(89)

Total	$5,100	$5,042	$58

Reported as:
Current	$3,937	$3,854	$83
Noncurrent	1,163	1,188	(25)

Total	$5,100	$5,042	$58

The increase in deferred service revenue reflects a seasonal increase in the volume of technical support contract initiations and renewals partially offset by the ongoing amortization of deferred service revenue. The decrease in deferred product revenue was primarily due to previously deferred revenue having met revenue recognition criteria.

Contractual Obligations

Operating Leases

We lease office space in several U.S. locations, as well as locations in Canada and all of our geographic segments, and the future minimum lease payments under all our noncancelable operating leases with an initial term in excess of one year as of January 28, 2006 were $1.2 billion. For additional information see Note 7 to the Consolidated Financial Statements.

Purchase Commitments with Contract Manufacturers and Suppliers

We purchase components from a variety of suppliers and use several contract manufacturers to provide manufacturing services for our products. During the normal course of business, in order to manage manufacturing lead times and help assure adequate component supply, we enter into agreements with contract manufacturers and suppliers that either allow them to procure inventory based upon criteria as defined by us or that establish the parameters defining our requirements. In certain instances, these agreements allow us the option to cancel, reschedule, and adjust our requirements based on our business needs prior to firm orders being placed. Consequently, only a portion of our reported purchase commitments arising from these agreements is firm, noncancelable, and unconditional commitments. As of January 28, 2006, we had total purchase commitments for inventory of approximately $1.2 billion, compared with $954 million as of July 30, 2005.

In addition to the above, we record a liability for firm, noncancelable, and unconditional purchase commitments for quantities in excess of our future demand forecasts consistent with our allowance for inventory. As of January 28, 2006, the liability for these firm, noncancelable, and unconditional purchase commitments was $122 million, compared with $107 million as of July 30, 2005, and was included in other accrued liabilities.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Other Commitments

We have entered into an agreement to invest approximately $800 million in venture funds managed by SOFTBANK Corp. and its affiliates (“SOFTBANK”) that are required to be funded on demand. The total commitment is to be invested in venture funds and as senior debt with entities as directed by SOFTBANK. Our commitment to fund the senior debt is contingent upon the achievement of certain agreed-upon milestones. As of January 28, 2006, we had invested $468 million in the venture funds pursuant to the commitment, compared with $414 million as of July 30, 2005. In addition, as of January 28, 2006, we have invested $49 million in the senior debt pursuant to the commitment, all of which has been repaid. As of July 30, 2005, we had invested $49 million in the senior debt pursuant to the commitment, of which $47 million had been repaid.

We also have certain other funding commitments related to our privately held investments that are based on the achievement of certain agreed-upon milestones. The funding commitments were approximately $51 million as of January 28, 2006, compared with approximately $56 million as of July 30, 2005.

Off-Balance Sheet Arrangements

We consider our investments in unconsolidated variable interest entities to be off-balance sheet arrangements. In the ordinary course of business, we have investments in privately held companies and provide financing to certain customers through our wholly owned subsidiaries, which may be considered to be variable interest entities. We have evaluated our investments in these privately held companies and customer financings and have determined that there were no significant unconsolidated variable interest entities as of January 28, 2006.

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

Stock Repurchase Program

In September 2001, our Board of Directors authorized a stock repurchase program. As of January 28, 2006, our Board of Directors had authorized the repurchase of up to $35 billion of common stock under this program. During the first six months of fiscal 2006, we repurchased and retired 236 million shares of Cisco common stock at an average price of $18.01 per share for an aggregate purchase price of $4.2 billion. As of January 28, 2006, we had repurchased and retired 1.7 billion shares of Cisco common stock for an average price of $18.13 per share for an aggregate purchase price of $31.4 billion since inception of the stock repurchase program, and the remaining authorized amount for stock repurchases under this program was $3.6 billion with no termination date.

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

Liquidity and Capital Resource Requirements

Based on past performance and current expectations, we believe our cash and cash equivalents, investments, cash generated from operations, and as described above, the debt securities that we expect to issue to finance the proposed acquisition of Scientific-Atlanta will satisfy our working capital needs, capital expenditures, investment

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

RISK FACTORS

Set forth below and elsewhere in this report and in other documents we file with the SEC are risks and uncertainties that could cause our actual results to differ materially from the results contemplated by the forward-looking statements contained in this report.

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

Manufacturing capacity and component supply constraints, including those caused by any possible disruption related to our recently announced transition to lean manufacturing, could be significant issues for us. We

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

RISK FACTORS

purchase components from a variety of suppliers and use several contract manufacturers to provide manufacturing services for our products. During the normal course of business, in order to improve manufacturing lead time performance and to help assure adequate component supply, we enter into agreements with contract manufacturers and suppliers that either allow them to procure inventory based upon criteria as defined by us or that establish the parameters defining our requirements. In certain instances, these agreements allow us the option to cancel, reschedule, and adjust our requirements based on our business needs prior to firm orders being placed. If we fail to anticipate customer demand properly, an oversupply of parts could result in excess or obsolete components that could adversely affect our gross margins. For additional information regarding our purchase commitments, see Note 7 to the Consolidated Financial Statements. A reduction or interruption in supply; a significant increase in the price of one or more components; a failure to adequately authorize procurement of inventory by our contract manufacturers; a failure to appropriately cancel, reschedule, or adjust our requirements based on our business needs; or a decrease in demand for our products could materially adversely affect our business, operating results, and financial condition and could materially damage customer relationships. Furthermore, as a result of binding price or purchase commitments with suppliers, we may be obligated to purchase components at prices that are higher than those available in the current market. In the event that we become committed to purchase components at prices in excess of the current market price when the components are actually used, our gross margins could decrease.

The fact that we do not own the bulk of our manufacturing facilities could have an adverse impact on the supply of our products and on our operating results. Financial problems of contract manufacturers on whom we rely, or reservation of manufacturing capacity by other companies, inside or outside of our industry, could either limit supply or increase costs.

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

From time to time, we have made acquisitions that resulted in in-process research and development expenses being charged in an individual quarter. These charges may occur in any particular quarter, resulting in variability in our quarterly earnings. Risks related to new product development also apply to acquisitions. Please see the risk factors above, including the risk factor entitled “We depend upon the development of new products and enhancements to existing products, and if we fail to predict and respond to emerging technological trends and customers’ changing needs, our operating results and market share may suffer” for additional information.

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

PRODUCT QUALITY PROBLEMS COULD LEAD TO REDUCED REVENUE, GROSS MARGINS, AND NET INCOME

We produce highly complex products that incorporate leading-edge technology, including both hardware and software. Software typically contains bugs that can unexpectedly interfere with expected operations. There can be no assurance that our preshipment testing programs will be adequate to detect all defects, either ones in individual products or ones that could affect numerous shipments, which might interfere with customer satisfaction, reduce sales opportunities, or affect gross margins. In the past, we have had to replace certain components and provide remediation in response to the discovery of defects or bugs in products that we had shipped. Although the cost of such remediation has not been material in the past, there can be no assurance that such a remediation, depending on the product involved, would not have a material impact. An inability to cure a product defect could result in the failure of a product line, temporary or permanent withdrawal from a product or market, damage to our reputation, inventory costs, or product reengineering expenses, any of which could have a material impact on our revenue, margins, and net income.

INDUSTRY CONSOLIDATION MAY LEAD TO INCREASED COMPETITION AND MAY HARM OUR OPERATING RESULTS

There has been a trend toward industry consolidation in our markets for several years. We expect this trend to continue as companies attempt to strengthen or hold their market positions in an evolving industry and as companies are acquired or are unable to continue operations. We believe that industry consolidation may result in stronger competitors that are better able to compete as sole-source vendors for customers. This could lead to more variability in our operating results and could have a material adverse effect on our business, operating results, and financial condition. Furthermore, particularly in the service provider market, rapid consolidation will lead to fewer customers, with the effect that loss of a major customer could have a material impact on results not anticipated in a customer marketplace composed of more numerous participants.

DUE TO THE GLOBAL NATURE OF OUR OPERATIONS, POLITICAL OR ECONOMIC CHANGES OR OTHER FACTORS IN A SPECIFIC COUNTRY OR REGION COULD HARM OUR COSTS, EXPENSES, AND FINANCIAL CONDITION

We conduct significant sales and customer support operations in countries outside of the United States and also depend on non-U.S. operations of our contract manufacturers and our distribution partners. For the first six months of fiscal 2006 and the first six months of fiscal 2005, we derived approximately 49% of our net sales

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

RISK FACTORS

from sales outside the United States. Accordingly, our future results could be materially adversely affected by a variety of uncontrollable and changing factors, including, among others, foreign currency exchange rates; political or social unrest, economic instability or natural disasters in a specific country or region; environmental and trade protection measures and other regulatory requirements, which may affect our ability to import our products to, export our products from, or sell our products in various countries; political considerations that affect service provider and government spending patterns; health or similar issues, such as an epidemic; difficulties in staffing and managing international operations; and adverse tax consequences, including imposition of withholding or other taxes on payments by subsidiaries. Any or all of these factors could have a material adverse impact on our costs, expenses, and financial condition.

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

Currently, we enter into foreign exchange forward contracts to reduce the short-term impact of foreign currency fluctuations on certain foreign currency receivables, investments, and payables. In addition, we periodically hedge anticipated foreign currency cash flows. Our attempts to hedge against these risks may not be successful, resulting in an adverse impact on our net income.

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

OUR PROPRIETARY RIGHTS MAY PROVE DIFFICULT TO ENFORCE

We generally rely on patents, copyrights, trademarks, and trade secret laws to establish and maintain proprietary rights in our technology and products. Although we have been issued numerous patents and other patent applications are currently pending, there can be no assurance that any of these patents or other proprietary rights will not be challenged, invalidated, or circumvented or that our rights will, in fact, provide competitive advantages to us. Furthermore, many key aspects of networking technology are governed by industrywide standards, which are usable by all market entrants. In addition, there can be no assurance that patents will be issued from pending applications or that claims allowed on any patents will be sufficiently broad to protect our technology. In addition, the laws of some foreign countries may not protect our proprietary rights to the same extent as do the laws of the United States. The outcome of any actions taken in these foreign countries may be different than if such actions were determined under the laws of the United States. Although we are not dependent on any individual patents or group of patents for particular segments of the business for which we compete, if we are unable to protect our proprietary rights to the totality of the features (including aspects of products protected other than by patent rights) in a market, we may find ourselves at a competitive disadvantage to others who need not incur the substantial expense, time, and effort required to create innovative products that have enabled us to be successful.

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

We maintain an investment portfolio of various holdings, types, and maturities. These securities are generally classified as available-for-sale and, consequently, are recorded on our Consolidated Balance Sheets at fair value with unrealized gains or losses reported as a separate component of accumulated other comprehensive income (loss), net of tax. Part of this portfolio includes equity investments in publicly traded companies, the values of which are subject to market price volatility to the extent unhedged. If the public equities market declines, we may recognize in earnings the decline in fair value of our publicly traded equity investments below the cost basis when the decline is judged to be other-than-temporary. For information regarding the sensitivity of and risks associated with the market value of portfolio investments and interest rates, refer to the section titled “Quantitative and Qualitative Disclosures About Market Risk” included in this report and in our Annual Report on Form 10-K for the year ended July 30, 2005. Our investments in private companies are subject to risk of loss of investment capital. These investments are inherently risky because the markets for the technologies or products they have under development are typically in the early stages and may never materialize. We could lose our entire investment in these companies.

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

On July 31, 2005, we adopted SFAS 123(R) which requires the measurement and recognition of compensation expense for all stock-based compensation based on estimated fair values. As a result, starting with fiscal 2006, our operating results contain a charge for stock-based compensation expense related to employee stock options

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

RISK FACTORS

and employee stock purchases. This charge is in addition to stock-based compensation expense we have recognized in prior periods related to acquisitions and investments. The application of SFAS 123(R) requires the use of an option-pricing model to determine the fair value of share-based payment awards. This determination of fair value is affected by our stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, our expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviors. Option-pricing models were developed for use in estimating the value of traded options that have no vesting or hedging restrictions and are fully transferable. Because our employee stock options have certain characteristics that are significantly different from traded options, and because changes in the subjective assumptions can materially affect the estimated value, in management’s opinion the existing valuation models may not provide an accurate measure of the fair value of our employee stock options. Although the fair value of employee stock options is determined in accordance with SFAS 123(R) and SAB 107 using an option-pricing model, that value may not be indicative of the fair value observed in a willing buyer/willing seller market transaction.

As a result of the adoption of SFAS 123(R), beginning with fiscal 2006, our earnings were lower than they would have been had we not been required to adopt SFAS 123(R). This will continue to be the case for future periods. We cannot predict the effect that this adverse impact on our reported operating results will have on the trading price of our common stock.

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

WE HAVE AGREED TO ISSUE $6.5 BILLION OF SENIOR UNSECURED NOTES, AND THERE CAN BE NO ASSURANCE THAT OUR OPERATING RESULTS AND FINANCIAL CONDITION WILL NOT BE ADVERSELY AFFECTED

We have recently priced, and expect to complete the sale of, an aggregate of $6.5 billion of senior unsecured notes that mature at specific dates in 2009, 2011 and 2016. The notes that mature in 2009 bear interest payable quarterly while the notes that mature in 2011 and 2016 bear interest payable semi-annually. The instruments governing these notes contain certain covenants applicable to us and our subsidiaries that may adversely affect our ability to incur certain liens or engage in certain types of sale and leaseback transactions. We have not previously undertaken substantial amounts of debt for borrowed money. There can be no assurance that our incurrence of this debt will be a better means of providing liquidity to us than would our use of our existing cash resources, including cash currently held offshore. Further, we cannot be assured that our maintenance of this indebtedness will not adversely affect our operating results or financial condition.

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

Fixed Income Securities

At any time, a sharp rise in interest rates could have a material adverse impact on the fair value of our investment portfolio. Conversely, declines in interest rates could have a material impact on interest earnings for our investment portfolio. These instruments are not leveraged as of January 28, 2006, and are held for purposes other than trading.

Publicly Traded Equity Securities

The values of our equity investments in several publicly traded companies are subject to market price volatility. The following tables present the hypothetical changes in fair value of publicly traded equity securities, excluding hedged equity securities, held at January 28, 2006 that are sensitive to changes in market price (in millions):

	Valuation of Securities Given an X% Decrease in Each Stock’s Price			Fair Value As of January 28, 2006	Valuation of Securities Given an X% Increase in Each Stock’s Price
	(35%)	(25%)	(15%)		15%	25%	35%
Publicly traded equity securities	$538	$620	$703	$827	$951	$1,034	$1,116

Our equity portfolio consists of securities with characteristics that most closely match the Standard & Poor’s 500 Index or NASDAQ Composite Index. These equity securities are held for purposes other than trading. The modeling technique used measures the change in fair value arising from selected hypothetical changes in each stock’s price. Stock price fluctuations of plus or minus 15%, 25%, and 35% were selected based on the probability of their occurrence. There were no impairment charges on publicly traded equity securities in the first six months of fiscal 2006 or 2005.

Investments In Privately Held Companies

We have invested in privately held companies, some of which are in the startup or development stages. These investments are inherently risky because the markets for the technologies or products these companies are developing are typically in the early stages and may never materialize. We could lose our entire initial investment in these companies. These investments are primarily carried at cost, which as of January 28, 2006 was $452 million, compared with $421 million at July 30, 2005, and are recorded in other assets in the Consolidated Balance Sheets. Our impairment charges on investments in privately held companies were $4 million and $5 million for the second quarter of 2006 and 2005, respectively, and were $11 million and $23 million for the first six months of fiscal 2006 and 2005, respectively

Our evaluation of equity investments in private and public companies is based on the fundamentals of the businesses, including, among other factors, the nature of their technologies and potential for financial return to us.

Derivative Instruments

Foreign Currency Derivatives

We enter into foreign exchange forward contracts to reduce the short-term effect of foreign currency fluctuations on receivables, investments, and payables, primarily denominated in Australian, Canadian, Japanese, and several

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

European currencies, including the euro and British pound. Our market risks associated with our foreign currency receivables, investments, and payables relate primarily to variances from our forecasted foreign currency transactions and balances.

Approximately 75% of our operating expenses are U.S.-dollar denominated. In order to reduce variability in operating expenses caused by the remaining non-U.S.-dollar denominated operating expenses, we periodically hedge certain foreign currency forecasted transactions with currency options with maturities up to 18 months. These hedging programs are not designed to provide foreign currency protection over longer time horizons. In designing a specific hedging approach, we consider several factors, including offsetting exposures, significance of exposures, costs associated with entering into a particular hedge instrument, and potential effectiveness of the hedge. The gains and losses on foreign exchange contracts mitigate the variability in operating expenses associated with currency movements. Primarily because of our limited currency exposure to date, the effect of foreign currency fluctuations has not been material to our Consolidated Financial Statements. In the second quarter of fiscal 2006, the effect of foreign currency fluctuations, net of hedging, decreased total research and development, sales and marketing, and general and administrative expenses by approximately 1% compared with the second quarter of fiscal 2005. For the first six months of fiscal 2006, foreign currency fluctuations did not affect research and development, sales and marketing, and general and administrative expenses, compared with the second quarter of fiscal 2005. The impact of foreign currency fluctuations on sales has not been material because our sales are primarily denominated in U.S. dollars.

Foreign exchange forward and option contracts as of January 28, 2006 are summarized as follows (in millions):

	Notional Amount	Fair Value
Forward contracts:
Purchased	$993	$—
Sold	$489	$(1)
Option contracts:
Purchased	$463	$8
Sold	$579	$(2)

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

Interest Rate Derivatives

Our primary objective for holding fixed income and debt securities is to increase our investment return while preserving principal and managing risk. To realize these objectives, we may utilize interest rate swaps or other derivatives designated as fair value or cash flow hedges. We have entered into $1 billion of interest rate swaps designated as fair value hedges. Under the interest rate swap contracts, we make fixed-rate interest payments and receive interest payments based on the London InterBank Offered Rate (LIBOR). The effect of these swaps is to convert fixed-rate returns to LIBOR-based returns on a portion of our fixed income portfolio. The gains and losses related to changes in the value of the interest rate swaps are included in other income (loss), net, in the Consolidated Statements of Operations and offset the changes in fair value of the underlying hedged investment. As of January 28, 2006 and July 30, 2005, the fair value of the interest rate swaps was $29 million and $15 million, respectively.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

In connection with the offering of debt securities in February 2006, we have agreed to enter into interest rate swaps with a notional amount of $6 billion that will qualify as fair value hedges. These interest rate swaps will convert the fixed interest rate portion of the offering to LIBOR-based interest rates. Gains and losses due to changes in the value of the interest rate swaps are expected to offset changes in the fair value of the underlying debt. See Note 14 to the Consolidated Financial Statements.

Equity Derivatives

We maintain a portfolio of publicly traded equity securities which are subject to price risk. We may hold equity securities for strategic purposes or to provide diversification for our overall investment portfolio. In order to manage our exposure to changes in the value of certain equity securities, we may, from time to time, enter into equity derivative contracts. We have entered into forward sale and option agreements on certain publicly traded equity securities designated as fair value hedges. The gains and losses due to changes in the value of the hedging instruments are included in other income (loss), net, in the Consolidated Statements of Operations and offset the change in the fair value of the underlying hedged investment. As of January 28, 2006 the notional and fair value amounts of the derivatives were $198 million and $96 million, respectively. As of July 30, 2005 the notional and fair value amounts of the derivatives were $198 million and $19 million, respectively.

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

Changes in internal control over financial reporting. There was no change in our internal control over financial reporting during our second quarter of fiscal 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a) None

(b) None.

(c) Issuer Purchases of Equity Securities (in millions, except per-share amounts)

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (1)
October 30, 2005 to November 26, 2005	20	$17.58	20	$3,996
November 27, 2005 to December 24, 2005	5	$17.40	5	$3,908
December 25, 2005 to January 28, 2006	17	$18.35	17	$3,599

Total	42	$17.87	42

(1)	In September 2001, our Board of Directors authorized a stock repurchase program. As of January 28, 2006, our Board of Directors had authorized the repurchase of up to $35 billion of common stock under this program. During the second quarter of fiscal 2006, we repurchased and retired 42 million shares of our common stock at an average price of $17.87 per share for an aggregate purchase price of $748 million. As of January 28, 2006, we had repurchased and retired 1.7 billion shares of our common stock at an average price of $18.13 per share for an aggregate purchase price of $31.4 billion since inception of the stock repurchase program, and the remaining authorized amount for stock repurchases under the program was $3.6 billion with no termination date.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

We held our Annual Meeting of Shareholders on November 15, 2005. At the meeting, our shareholders voted on the following six proposals and cast their votes as follows:

Proposal 1: To elect the following nominees as directors:

Nominee	For	Withhold
Carol A. Bartz	5,161,237,610	156,522,642
M. Michele Burns	5,200,867,793	116,892,459
Larry R. Carter	5,200,082,997	117,677,255
John T. Chambers	5,199,301,687	118,458,565
Dr. John L. Hennessy	5,202,611,234	115,149,018
Richard M. Kovacevich	5,197,755,538	120,004,714
Roderick C. McGeary	5,203,200,152	114,560,100
James C. Morgan	5,166,785,912	150,974,340
John P. Morgridge	5,163,281,058	154,479,194
Steven M. West	5,201,305,313	116,454,939
Jerry Yang	5,169,200,439	148,559,813

Proposal 2: To approve the adoption of the Cisco Systems, Inc. 2005 Stock Incentive Plan:

For	Against	Abstain	Broker Non-votes
2,255,559,982	1,416,810,887	53,465,585	1,591,923,798

Proposal 3: To ratify the appointment of PricewaterhouseCoopers LLP as our independent registered public accounting firm for the fiscal year ending July 29, 2006:

For	Against	Abstain	Broker Non-votes
5,213,546,824	60,720,853	43,485,500	0

Proposal 4: A shareholder proposal that our Board of Directors adopt a policy that a significant portion of future equity compensation grants to senior executives shall be performance-vesting shares:

For	Against	Abstain	Broker Non-votes
1,409,026,004	2,257,972,471	58,913,044	1,591,848,733

Proposal 5: A shareholder proposal that our Board’s Compensation Committee initiate a review of our company’s executive compensation policies and make available, upon request, a report by January 1, 2006, comparing total compensation of our top executives and our lowest paid workers in the United States as of specific dates:

For	Against	Abstain	Broker Non-votes
412,018,609	3,228,050,978	85,837,932	1,591,852,733

Proposal 6: A shareholder proposal that our Board prepare a report to shareholders describing the progress toward development and implementation of a company human rights policy and the plan for implementation with partners and resellers by May 31, 2006:

For	Against	Abstain	Broker Non-votes
410,391,608	2,850,171,777	465,351,059	1,591,845,808

Item 5.	Other Information

None.

Item 6.	Exhibits

The following documents are filed as Exhibits to this report:

2.1	Agreement and Plan of Merger by and among Cisco Systems, Inc., Columbus Acquisition Corp. and Scientific-Atlanta, Inc. (incorporated by reference to Exhibit 2.1 of Form 8-K (File No. 001-05517) filed November 21, 2005) †

10.3	Cisco Systems, Inc. 2005 Stock Incentive Plan (including related form agreements)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32.1	Section 1350 Certification of Principal Executive Officer

32.2	Section 1350 Certification of Principal Financial Officer

†	Schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K. Cisco Systems, Inc. hereby undertakes to furnish supplementally copies of any of the omitted schedules and exhibits upon request by the Securities and Exchange Commission.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Cisco Systems, Inc.

Date: February 21, 2006	By	/s/ DENNIS D. POWELL
Dennis D. Powell, Senior Vice President and Chief Financial Officer (Principal financial officer and duly authorized signatory)

EXHIBIT INDEX

EXHIBIT NO.
2.1	Agreement and Plan of Merger by and among Cisco Systems, Inc., Columbus Acquisition Corp. and Scientific-Atlanta, Inc. (incorporated by reference to Exhibit 2.1 of Form 8-K (File No. 001-05517) filed November 21, 2005)

10.3	Cisco Systems, Inc. 2005 Stock Incentive Plan (including related form agreements)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32.1	Section 1350 Certification of Principal Executive Officer

32.2	Section 1350 Certification of Principal Financial Officer

†	Schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K. Cisco Systems, Inc. hereby undertakes to furnish supplementally copies of any of the omitted schedules and exhibits upon request by the Securities and Exchange Commission.