Form 10-Q
period 2006-04-29
CISCO SYSTEMS INC
filed 2006-05-25
CIK 858877

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 29, 2006

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

As of May 19, 2006, 6,104,624,386 shares of the registrant’s common stock were outstanding.

CISCO SYSTEMS, INC.

FORM 10-Q

FOR THE QUARTER ENDED APRIL 29, 2006

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

CISCO SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in millions, except per-share amounts)

(Unaudited)

	Three Months Ended		Nine Months Ended
	April 29, 2006	April 30, 2005	April 29, 2006	April 30, 2005
NET SALES:
Product	$6,155	$5,189	$17,183	$15,328
Service	1,167	998	3,317	2,892

Total net sales	7,322	6,187	20,500	18,220

COST OF SALES:
Product	2,193	1,697	5,718	5,012
Service	403	355	1,180	1,005

Total cost of sales	2,596	2,052	6,898	6,017

GROSS MARGIN	4,726	4,135	13,602	12,203

OPERATING EXPENSES:
Research and development	1,041	823	3,003	2,439
Sales and marketing	1,547	1,190	4,431	3,452
General and administrative	298	244	858	702
Amortization of purchased intangible assets	99	54	214	171
In-process research and development	88	6	90	20

Total operating expenses	3,073	2,317	8,596	6,784

OPERATING INCOME	1,653	1,818	5,006	5,419

Interest income, net	142	142	464	399
Other income, net	17	8	17	65

Interest and other income, net	159	150	481	464

INCOME BEFORE PROVISION FOR INCOME TAXES	1,812	1,968	5,487	5,883
Provision for income taxes	412	563	1,451	1,682

NET INCOME	$1,400	$1,405	$4,036	$4,201

Net income per share:
Basic	$0.23	$0.22	$0.65	$0.64

Diluted	$0.22	$0.21	$0.64	$0.63

Shares used in per-share calculation:
Basic	6,160	6,435	6,184	6,529

Diluted	6,289	6,541	6,300	6,656

See Notes to Consolidated Financial Statements. Net income for the third quarter of fiscal 2006 included stock-based compensation expense under SFAS 123(R) of $209 million, net of tax, which consisted of stock-based compensation expense of $188 million, net of tax, related to employee stock options and employee stock purchases and stock-based compensation expense of $21 million, net of tax, related to acquisitions and investments. Net income for the third quarter of fiscal 2005 included stock-based compensation expense of $43 million, net of tax, related to acquisitions and investments. Net income for the first nine months of fiscal 2006 included stock-based compensation expense under SFAS 123(R) of $672 million, net of tax, which consisted of stock-based compensation expense of $604 million, net of tax, related to employee stock options and employee stock purchases and stock-based compensation expense of $68 million, net of tax, related to acquisitions and investments. Net income for the first nine months of fiscal 2005 included stock-based compensation expense of $115 million, net of tax, related to acquisitions and investments. There was no stock-based compensation expense related to employee stock options and employee stock purchases under SFAS 123 in the third quarter and first nine months of fiscal 2005 because the Company did not adopt the recognition provisions of SFAS 123.

Net income including pro forma stock-based compensation expense as previously disclosed in the notes to the Consolidated Financial Statements for the third quarter and first nine months of fiscal 2005 was $1.2 billion or $0.18 per diluted share, and $3.4 billion or $0.52 per diluted share, respectively. See Note 10 to the Consolidated Financial Statements for additional information.

CISCO SYSTEMS, INC.

CONSOLIDATED BALANCE SHEETS

(in millions, except par value)

(Unaudited)

	April 29, 2006	July 30, 2005
ASSETS
Current assets:
Cash and cash equivalents	$4,237	$4,742
Investments	13,946	11,313
Accounts receivable, net of allowance for doubtful accounts of $180 at April 29, 2006 and $162 at July 30, 2005	2,980	2,216
Inventories	1,313	1,297
Deferred tax assets	1,484	1,475
Prepaid expenses and other current assets	1,527	967

Total current assets	25,487	22,010

Property and equipment, net	3,479	3,320
Goodwill	9,186	5,295
Purchased intangible assets, net	2,356	549
Other assets	2,574	2,709

TOTAL ASSETS	$43,082	$33,883

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$837	$735
Income taxes payable	1,346	1,511
Accrued compensation	1,431	1,317
Deferred revenue	4,300	3,854
Other accrued liabilities	2,516	2,094

Total current liabilities	10,430	9,511

Long-term debt	6,346	—
Deferred revenue	1,188	1,188
Other long-term liabilities	495	—

Total liabilities	18,459	10,699

Minority interest	8	10

Shareholders’ equity:
Preferred stock, no par value: 5 shares authorized; none issued and outstanding	—	—
Common stock and additional paid-in capital, $0.001 par value: 20,000 shares authorized; 6,164 and 6,331 shares issued and outstanding at April 29, 2006 and July 30, 2005, respectively	24,132	22,394
Retained earnings	121	506
Accumulated other comprehensive income	362	274

Total shareholders’ equity	24,615	23,174

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$43,082	$33,883

See Notes to Consolidated Financial Statements.

CISCO SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

(Unaudited)

	Nine Months Ended
	April 29, 2006	April 30, 2005
Cash flows from operating activities:
Net income	$4,036	$4,201
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	856	757
Stock-based compensation expense related to employee stock options and employee stock purchases	839	—
Stock-based compensation expense related to acquisitions and investments	75	120
Provision for doubtful accounts	22	3
Provision for inventory	125	161
Deferred income taxes	(79)	216
Tax benefits from employee stock option plans	—	196
Excess tax benefits from stock-based compensation	(385)	—
In-process research and development	90	20
Net (gains) losses and impairment charges on investments	(74)	(83)
Other	31	—
Change in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(588)	(407)
Inventories	54	(229)
Prepaid expenses and other current assets	(228)	24
Lease receivables, net	(98)	(123)
Accounts payable	(86)	41
Income taxes payable	273	277
Accrued compensation	65	(213)
Deferred revenue	414	315
Other accrued liabilities	240	(144)

Net cash provided by operating activities	5,582	5,132

Cash flows from investing activities:
Purchases of investments	(17,154)	(15,088)
Proceeds from sales and maturities of investments	14,539	17,147
Acquisition of property and equipment	(595)	(470)
Acquisition of businesses, net of cash and cash equivalents	(5,347)	(611)
Change in investments in privately held companies	(158)	(160)
Purchase of minority interest of Cisco Systems, K.K. (Japan)	(25)	(9)
Other	(31)	92

Net cash (used in) provided by investing activities	(8,771)	901

Cash flows from financing activities:
Issuance of common stock	1,282	592
Repurchase of common stock	(5,478)	(7,743)
Issuance of debt	6,481	—
Excess tax benefits from stock-based compensation	385	—
Other	14	37

Net cash provided by (used in) financing activities	2,684	(7,114)

Net decrease in cash and cash equivalents	(505)	(1,081)
Cash and cash equivalents, beginning of period	4,742	3,722

Cash and cash equivalents, end of period	$4,237	$2,641

See Notes to Consolidated Financial Statements.

CISCO SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(in millions)

(Unaudited)

Nine Months Ended April 30, 2005	Shares of Common Stock	Common Stock and Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Shareholders’ Equity
BALANCE AT JULY 31, 2004	6,735	$22,450	$3,164	$212	$25,826
Net income	—	—	4,201	—	4,201
Change in unrealized gains and losses on investments, net of tax	—	—	—	16	16
Other	—	—	—	76	76

Comprehensive income					4,293

Issuance of common stock	62	592	—	—	592
Repurchase of common stock	(410)	(1,380)	(6,363)	—	(7,743)
Tax benefits from employee stock option plans	—	196	—	—	196
Purchase acquisitions	23	472	—	—	472
Stock-based compensation related to acquisitions and investments	—	120	—	—	120

BALANCE AT APRIL 30, 2005	6,410	$22,450	$1,002	$304	$23,756

Nine Months Ended April 29, 2006	Shares of Common Stock	Common Stock and Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Shareholders’ Equity
BALANCE AT JULY 30, 2005	6,331	$22,394	$506	$274	$23,174
Net income	—	—	4,036	—	4,036
Change in unrealized gains and losses on investments, net of tax	—	—	—	8	8
Other	—	—	—	80	80

Comprehensive income					4,124

Issuance of common stock	128	1,282	—	—	1,282
Repurchase of common stock	(296)	(1,057)	(4,421)	—	(5,478)
Tax benefits from employee stock option plans	—	418	—	—	418
Purchase acquisitions	1	187	—	—	187
Stock-based compensation expense related to employee stock options and employee stock purchases	—	833	—	—	833
Stock-based compensation expense related to acquisitions and investments	—	75	—	—	75

BALANCE AT APRIL 29, 2006	6,164	$24,132	$121	$362	$24,615

Supplemental Information

In September 2001, the Company’s Board of Directors authorized a stock repurchase program. As of April 29, 2006, the Company’s Board of Directors has authorized the repurchase of up to $35 billion of common stock under this program. For additional information regarding stock repurchases, see Note 9 to the Consolidated Financial Statements. The purchase price of shares of common stock repurchased was reflected as a reduction to retained earnings and common stock and additional paid-in capital. Issuance of common stock and the tax benefit related to employee stock option plans are recorded in shareholders’ equity as an increase to common stock and additional paid-in capital. The stock repurchases since the inception of this program are summarized in the table below (in millions):

	Shares of Common Stock	Common Stock and Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Shareholders’ Equity
Repurchases of common stock	1,792	$5,759	$26,872	$—	$32,631

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

Basis of Presentation

The accompanying financial data as of April 29, 2006 and for the three and nine months ended April 29, 2006 and April 30, 2005 has been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “ SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. The July 30, 2005 Consolidated Balance Sheet was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and the notes thereto, included in the Company’s Current Report on Form 8-K filed February 10, 2006.

In the opinion of management, all adjustments (which include normal recurring adjustments, except as disclosed herein) necessary to present a fair statement of financial position as of April 29, 2006, results of operations for the three and nine months ended April 29, 2006 and April 30, 2005, and cash flows and shareholders’ equity for the nine months ended April 29, 2006 and April 30, 2005, as applicable, have been made. The results of operations for the three and nine months ended April 29, 2006 are not necessarily indicative of the operating results for the full fiscal year or any future periods.

Stock-Based Compensation Expense

On July 31, 2005, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment,” (“SFAS 123(R)”) which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors including employee stock options and employee stock purchases related to the Employee Stock Purchase Plan (“employee stock purchases”) based on estimated fair values. SFAS 123(R) supersedes the Company’s previous accounting under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) for periods beginning in fiscal 2006. In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (“SAB 107”) relating to SFAS 123(R). The Company has applied the provisions of SAB 107 in its adoption of SFAS 123(R).

The Company adopted SFAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of July 31, 2005, the first day of the Company’s fiscal year 2006. The

CISCO SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Company’s Consolidated Financial Statements as of and for the three and nine months ended April 29, 2006 reflect the impact of SFAS 123(R). In accordance with the modified prospective transition method, the Company’s Consolidated Financial Statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R). Stock-based compensation expense recognized under SFAS 123(R) for the three and nine months ended April 29, 2006 was $284 million and $914 million, respectively, which consisted of stock-based compensation expense related to employee stock options and employee stock purchases of $261 million and $839 million, respectively, and stock-based compensation expense related to acquisitions and investments of $23 million and $75 million, respectively. Stock-based compensation expense of $44 million and $120 million for the three and nine months ended April 30, 2005, respectively, was related to acquisitions and investments which the Company had been recognizing under previous accounting standards. There was no stock-based compensation expense related to employee stock options and employee stock purchases recognized during the three and nine months ended April 30, 2005. See Note 10 for additional information.

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

Stock-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. Stock-based compensation expense recognized in the Company’s Consolidated Statement of Operations for the three and nine months ended April 29, 2006 included compensation expense for share-based payment awards granted prior to, but not yet vested as of July 30, 2005 based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123 and compensation expense for the share-based payment awards granted subsequent to July 30, 2005 based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). In conjunction with the adoption of SFAS 123(R), the Company changed its method of attributing the value of stock-based compensation to expense from the accelerated multiple-option approach to the straight-line single option method. Compensation expense for all share-based payment awards granted on or prior to July 30, 2005 will continue to be recognized using the accelerated multiple-option approach while compensation expense for all share-based payment awards granted subsequent to July 30, 2005 is recognized using the straight-line single-option method. As stock-based compensation expense recognized in the Consolidated Statement of Operations for the third quarter and first nine months of fiscal 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In the Company’s pro forma information required under SFAS 123 for the periods prior to fiscal 2006, the Company accounted for forfeitures as they occurred.

Upon adoption of SFAS 123(R), the Company also changed its method of valuation for share-based awards granted beginning in fiscal 2006 to a lattice-binomial option-pricing model (“lattice-binomial model”) from the Black-Scholes option-pricing model (“Black-Scholes model”) which was previously used for the Company’s pro forma information required under SFAS 123. For additional information, see Note 10. The Company’s

CISCO SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

determination of fair value of share-based payment awards on the date of grant using an option-pricing model is affected by the Company’s stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, the Company’s expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviors. Option-pricing models were developed for use in estimating the value of traded options that have no vesting or hedging restrictions and are fully transferable. Because the Company’s employee stock options have certain characteristics that are significantly different from traded options, and because changes in the subjective assumptions can materially affect the estimated value, in management’s opinion, the existing valuation models may not provide an accurate measure of the fair value of the Company’s employee stock options. Although the fair value of employee stock options is determined in accordance with SFAS 123(R) and SAB 107 using an option-pricing model, that value may not be indicative of the fair value observed in a willing buyer/willing seller market transaction.

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

CISCO SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

3. Business Combinations

Acquisition of Scientific-Atlanta, Inc.

On February 24, 2006, Cisco completed the acquisition of Scientific-Atlanta, Inc. (the “Acquisition”), a global provider of set-top boxes, end-to-end video distribution networks and video system integration. Cisco believes video is emerging as the key strategic application in the service provider triple play bundle of consumer entertainment, communication and online services. Cisco believes the combined entity creates an end-to-end solution for carrier networks and the digital home and delivers large scale video systems to extend Cisco’s commitment to and leadership in the service provider market.

Pursuant to the terms of the merger agreement, the Company paid a cash amount of $43.00 per share in exchange for each outstanding share of Scientific-Atlanta common stock and assumed each Scientific-Atlanta stock option which was outstanding immediately prior to the effective time of the merger. Each unvested Scientific-Atlanta stock option became fully vested immediately prior to the completion of the merger. The total Scientific-Atlanta stock options assumed converted into options to purchase approximately 32.1 million shares of Cisco common stock. The total purchase price of the Acquisition was as follows (in millions):

Amount
Cash	$6,907
Fair value of Scientific-Atlanta, Inc. stock options assumed	163
Acquisition related transaction costs	17

Total purchase price	$7,087

The fair value of Scientific-Atlanta stock options assumed was determined using a lattice-binomial model. The use of the lattice-binomial model and method of determining the variables is consistent with the Company’s valuation of stock options in accordance with SFAS 123(R). See Note 10 to the Consolidated Financial Statements. Under the purchase method of accounting, the total purchase price as shown in the table above is allocated to the tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values. The purchase price was allocated using the information currently available. The Company may adjust the preliminary purchase price allocation after obtaining more information regarding, among other things, asset valuations, liabilities assumed, and revisions of preliminary estimates. The purchase price allocation will be finalized in fiscal 2007.

CISCO SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The Company allocated the purchase price to tangible assets, liabilities and identifiable intangible assets acquired, as well as in-process research and development, based on their estimated fair values. The excess of purchase price over the aggregate fair values was recorded as goodwill. The fair value assigned to identifiable intangible assets acquired was based on estimates and assumptions determined by management. The acquired goodwill was assigned to each of the reportable segments. Purchased intangibles are amortized on a straight-line basis over their respective useful lives. The total preliminary allocation of the purchase price is as follows (in millions):

Amount
Cash and cash equivalents	$1,747
Investments	137
Accounts receivable	195
Inventories	191
Property and equipment, net	254
Goodwill	3,757
Intangible assets	1,949
Other current and noncurrent assets	106
Accounts payable	(187)
Deferred revenue	(32)
Other current and long-term liabilities	(473)
Deferred tax liabilities, net	(645)
In-process research and development	88

Total preliminary purchase price allocation	$7,087

None of the goodwill recorded as part of the Scientific-Atlanta acquisition will be deductible for United States federal income tax purposes. Goodwill will be deductible for state income tax purposes in those states in which the Company elected to step up its basis in the acquired assets.

Intangible assets consist primarily of customer relationships, technology and other intangibles. The customer relationships intangible assets relate to Scientific-Atlanta’s ability to sell existing, in-process and future versions of its products to its existing customers. Technology intangibles include a combination of patented and unpatented technology, trade secrets, and computer software that represent the foundation for current and planned new products. The following table presents details of the purchased intangible assets acquired as part of the Acquisition (in millions, except years):

Intangible Assets	Estimated Useful Life (in Years)	Amount
Customer relationships	7.0	$1,346
Technology	3.5	546
Other	2.0	57

Total		$1,949

Prior to the Company’s acquisition of Scientific-Atlanta and as previously disclosed by Scientific-Atlanta in its filings with the SEC, the SEC and the U.S. Department of Justice had been examining the conduct of Scientific-Atlanta and certain officers and employees of Scientific-Atlanta with respect to agreements with

CISCO SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Adelphia Communications Corporation and Charter Communications, Inc.  Scientific-Atlanta’s financial statements and statements to its own investors are not at issue. Scientific-Atlanta has reached a tentative settlement with representatives of the staff of the SEC’s Enforcement Division in connection with its investigation, which is subject to approval by the SEC. Under the proposed settlement, Scientific-Atlanta would agree without admitting or denying the allegations, to the entry of a court order that would enjoin any violations of certain reporting provisions of the federal securities laws and to pay $20 million. Reflecting the proposed settlement, this amount was included in other current liabilities in Scientific-Atlanta’s balance sheet.

Pro forma financial information

The unaudited financial information in the table below summarizes the combined results of operations of Cisco and Scientific-Atlanta, on a pro forma basis, as though the companies had been combined as of the beginning of each of the periods presented. The pro forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the Acquisition and issuance of $6.5 billion of debt in February 2006 (see Note 7 to the Consolidated Financial Statements) had taken place at the beginning of each of the periods presented. The pro forma financial information for the three and nine months ended April 29, 2006 also includes incremental stock-based compensation expense due to the acceleration of Scientific-Atlanta employee stock options prior to the Acquisition, investment banking fees, and other acquisition related costs, recorded in Scientific-Atlanta’s historical results of operations during February 2006. The pro forma financial information for all periods presented also includes the purchase accounting adjustments on historical Scientific-Atlanta inventory, adjustments to depreciation on acquired property and equipment, a charge for in-process research and development, amortization charges from acquired intangible assets, adjustments to interest income and expense, and related tax effects.

The unaudited pro forma financial information for the three months ended April 29, 2006 combines the results for Cisco for the three months ended April 29, 2006, which include the results of Scientific-Atlanta subsequent to February 24, 2006 (the acquisition date), and the historical results for Scientific-Atlanta for the month ended February 24, 2006. The unaudited pro forma financial information for the nine months ended April 29, 2006 combines the results for Cisco for the nine months ended April 29, 2006, which include the results of Scientific-Atlanta subsequent to February 24, 2006, and the historical results for Scientific-Atlanta for the six months ended December 30, 2005 and the month ended February 24, 2006. The unaudited pro forma financial information for the three and nine months ended April 30, 2005 combines the historical results for Cisco for those periods, with the historical results for Scientific-Atlanta for the three and nine months ended April 1, 2005. The following table summarizes the pro forma financial information (in millions, except per share amounts):

	Three Months Ended		Nine Months Ended
	April 29, 2006	April 30, 2005	April 29, 2006	April 30, 2005
Net sales	$7,485	$6,677	$21,648	$19,604
Net income	$1,299	$1,283	$3,822	$3,967
Basic earnings per share	$0.21	$0.20	$0.62	$0.61
Diluted earnings per share	$0.21	$0.20	$0.61	$0.60

The above pro forma results of operations include only the impacts of the Scientific-Atlanta acquisition, because the effects of the other acquisitions detailed below, individually and in the aggregate, were not material to the Company’s results.

CISCO SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Other Purchase Acquisitions

During the third quarter of fiscal 2006, the Company also completed the following acquisition:

•	Acquisition of SyPixx Networks, Inc. to further develop the Company’s portfolio of physical security products

During the second quarter of fiscal 2006, the Company completed the following acquisitions:

•	Acquisition of Intellishield Alert Manager, a unit of Cybertrust, to augment the Company’s current portfolio of Security Lifecycle Services that are designed to assist customers in making their networks more secure

•	Purchase of select assets and intellectual property of Digital Fairway Corporation to develop a unified, automated Enterprise-class provisioning platform supporting the Company’s range of enterprise IP communications products

During the first quarter of fiscal 2006, the Company completed the following acquisitions:

•	Acquisition of KiSS Technology A/S to develop networked entertainment products for the consumer

•	Purchase of the assets of Nemo Systems, Inc. to provide technology in the network memory space that is designed to allow customers to scale network systems and line card bandwidth while reducing the overall cost of networking systems

•	Acquisition of Sheer Networks, Inc. to provide technology that is designed to adapt to network changes, scale to large networks, and help extend new technologies and services to simplify the task of monitoring and maintaining complex networks

A summary of the purchase acquisitions, other than the Scientific-Atlanta acquisition, is as follows for the nine months ended April 29, 2006 (in millions):

Acquisition	Shares Issued	Purchase Consideration	Assumed Liabilities	In-Process R&D Expense	Purchased Intangible Assets	Goodwill
KiSS Technology A/S	1	$51	$18	$2	$19	$39
Nemo Systems, Inc.	—	5	1	—	10	—
Sheer Networks, Inc.	—	96	7	—	29	56
Intellishield Alert Manager	—	15	—	—	5	10
Digital Fairway	—	13	—	—	13	—
SyPixx Networks, Inc.	—	37	3	—	12	29

Total	1	$217	$29	$2	$88	$134

Under the terms of the definitive agreements, the purchase consideration for the acquisitions in the first nine months of fiscal 2006 consisted of cash and shares of Cisco common stock and stock options assumed. The Consolidated Financial Statements include the operating results of each business from the date of acquisition. Pro forma results of operations for these acquistions have not been presented because the effects of the acquisitions, individually or in the aggregate, were not material to the Company’s results.

CISCO SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

In-Process Research and Development

The Company’s methodology for allocating the purchase price for purchase acquisitions to in-process research and development (“in-process R&D”) is determined through established valuation techniques in the high-technology communications equipment industry. In-process R&D is expensed upon acquisition because technological feasibility has not been established and no future alternative uses exist. Total in-process R&D expense was $88 million and $6 million for the three months ended April 29, 2006 and April 30, 2005, respectively. Total in-process R&D expense was $90 million and $20 million for the nine months ended April 29, 2006 and April 30, 2005, respectively. The acquisition of Scientific-Atlanta accounted for $88 million of the in-process R&D during the three and nine months ended April 29, 2006, which related primarily to projects associated with Scientific-Atlanta’s advanced models of digital set-tops, network software enhancements and upgrades, and data products and transmission products.

Purchased Intangible Assets

The following table presents details of the purchased intangible assets acquired during the nine months ended April 29, 2006 (in millions, except years):

	Technology		Customer Relationships		Other		Total
Acquisition	Weighted Average Useful Life (in Years)	Amount	Weighted Average Useful Life (in Years)	Amount	Weighted Average Useful Life (in Years)	Amount
KiSS Technology A/S	4.5	$11	5.5	$6	5.0	$2	$19
Nemo Systems, Inc.	4.5	10	—	—	—	—	10
Sheer Networks, Inc.	4.5	16	6.0	11	4.5	2	29
Intellishield Alert Manager	4.0	2	7.0	3	—	—	5
Digital Fairway	5.5	13	—	—	—	—	13
Scientific-Atlanta, Inc.	3.5	546	7.0	1,346	2.0	57	1,949
SyPixx Networks, Inc.	5.0	7	5.0	5	—	—	12

Total		$605		$1,371		$61	$2,037

CISCO SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The following tables present details of the Company’s total purchased intangible assets (in millions):

	Gross	Accumulated Amortization	Net
April 29, 2006
Technology	$1,096	$(251)	$845
Customer relationships	1,565	(124)	1,441
Trade names	68	(30)	38
Other	98	(66)	32

Total	$2,827	$(471)	$2,356

July 30, 2005
Technology	$880	$(501)	$379
Customer relationships	188	(53)	135
Trade names	64	(35)	29
Other	66	(60)	6

Total	$1,198	$(649)	$549

The estimated future amortization expense of purchased intangible assets as of April 29, 2006 is as follows (in millions):

Fiscal Year	Amount
2006 (remaining three months)	$149
2007	535
2008	482
2009	392
2010	280
Thereafter	518

Total	$2,356

CISCO SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Goodwill

Beginning in fiscal 2006, the Company’s reportable segments were changed to the following theaters: United States and Canada, European Markets, Emerging Markets, Asia Pacific, and Japan. As a result, the Company reallocated goodwill at July 31, 2005 to these reportable segments. The following table presents the changes in goodwill allocated to the Company’s reportable segments during the nine months ended April 29, 2006 (in millions):

	Balance at July 31, 2005	Goodwill recorded as part of the Scientific- Atlanta acquisition	Goodwill recorded as part of other acquisitions	Other	Balance at April 29, 2006
United States and Canada	$3,304	$3,135	$97	$(30)	$6,506
European Markets	744	340	20	8	1,112
Emerging Markets	253	282	8	—	543
Asia Pacific	266	—	8	—	274
Japan	728	—	23	—	751

Total	$5,295	$3,757	$156	$(22)	$9,186

In the table above, “Goodwill recorded as part of other acquisitions” includes $22 million of goodwill recorded as part of the Company’s purchase of the remaining portion of the minority interest of Cisco Systems, K.K. (Japan) during the first quarter of fiscal 2006, and “Other” in the table above includes currency translation adjustments and adjustments related to income taxes.

Compensation Expense Related to Acquisitions and Investments

The following table presents the compensation expense related to acquisitions and investments (in millions):

	Three Months Ended		Nine Months Ended
	April 29, 2006	April 30, 2005	April 29, 2006	April 30, 2005
Stock-based compensation related to acquisitions and investments	$23	$44	$75	$120
Cash compensation related to acquisitions and investments	9	3	27	6

Total	$32	$47	$102	$126

Compensation Expense Related to Purchase Acquisitions

In connection with the Company’s purchase acquisitions and asset purchases, the Company has agreed to pay certain additional amounts of up to $90 million in cash contingent upon achieving certain agreed-upon technology, development, product, or other milestones or continued employment of certain employees with the Company. In each case, any additional amounts paid will be recorded as compensation expense. During the third quarter and first nine months of fiscal 2006, the Company recorded $4 million and $15 million, respectively, of additional compensation expense pursuant to these agreements, and as of April 29, 2006, the Company has recorded an aggregate of $15 million of additional compensation expense pursuant to these agreements.

CISCO SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Beginning in fiscal 2006, stock-based compensation expense related to purchase acquisitions is calculated under SFAS 123(R) and recognized over the remaining vesting periods. During the third quarter and the first nine months of fiscal 2006, the Company recorded stock-based compensation expense of $23 million and $75 million, respectively, related to acquisitions and investments and credited additional paid-in capital. Prior to fiscal 2006, a portion of the purchase consideration for purchase acquisitions was recorded as deferred stock-based compensation. Deferred stock-based compensation represented the intrinsic value of the unvested portion of any restricted shares exchanged, options assumed, or options canceled and replaced with the Company’s options and was amortized as stock-based compensation expense related to acquisitions over the remaining respective vesting periods. The balance for deferred stock-based compensation was reflected as a reduction to additional paid-in capital in the Consolidated Statements of Shareholders’ Equity. The following table presents the activity of deferred stock-based compensation for the three and nine months ended April 30, 2005 (in millions):

	Three Months Ended April 30, 2005	Nine Months Ended April 30, 2005
Balance at beginning of period	$148	$153
Purchase acquisitions	23	94
Amortization	(30)	(106)
Canceled unvested options	(3)	(3)

Balance at end of period	$138	$138

Compensation Expense Relating to Acquisitions of Variable Interest Entities

In connection with the Company’s acquisitions of variable interest entities, the Company has agreed to pay certain additional amounts of up to $180 million in cash contingent upon achieving certain agreed-upon technology, development, product, or other milestones or continued employment of certain employees with the Company. In each case, any additional amounts paid will be recorded as compensation expense. During the third quarter and first nine months of fiscal 2006, the Company recorded $5 million and $12 million, respectively, of additional compensation expense pursuant to these agreements. As of April 29, 2006, the Company has recorded an aggregate of $22 million of additional compensation expense pursuant to these agreements.

CISCO SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

4. Balance Sheet Details

The following tables provide details of selected balance sheet items (in millions):

	April 29, 2006	July 30, 2005
Inventories
Raw materials	$164	$82
Work in process	336	431
Finished goods:
Distributor inventory and deferred cost of sales	411	385
Manufacturing finished goods	208	184

Total finished goods	619	569
Service-related spares	158	180
Demonstration systems	36	35

Total	$1,313	$1,297

Property and equipment, net
Land, buildings, and leasehold improvements	$3,625	$3,492
Computer equipment and related software	1,336	1,244
Production, engineering, and other equipment	3,589	3,095
Operating lease assets	143	136
Furniture and fixtures	360	355

	9,053	8,322
Less, accumulated depreciation and amortization	(5,574)	(5,002)

Total	$3,479	$3,320

Other assets
Deferred tax assets	$856	$1,308
Investments in privately held companies	548	421
Income tax receivable	279	277
Lease receivables, net	398	353
Other	493	350

Total	$2,574	$2,709

Deferred revenue
Service	$3,938	$3,618
Product
Unrecognized revenue on product shipments and other deferred revenue	1,145	1,201
Cash receipts related to unrecognized revenue from two-tier distributors	405	223

	1,550	1,424

Total	$5,488	$5,042

Reported as:
Current	$4,300	$3,854
Noncurrent	1,188	1,188

Total	$5,488	$5,042

CISCO SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

5. Lease Receivables, Net

Lease receivables represent sales-type and direct-financing leases resulting from the sale of the Company’s and complementary third-party products and services. These lease arrangements typically have terms from two to three years and are generally collateralized by a security interest in the underlying assets. The current portion of lease receivables, net, is recorded in prepaid expenses and other current assets, and the noncurrent portion is recorded in other assets in the Consolidated Balance Sheets. The net lease receivables are summarized as follows as of April 29, 2006 and July 30, 2005 (in millions):

	April 29, 2006	July 30, 2005
Gross lease receivables	$863	$731
Unearned income and other allowances	(164)	(130)

Total	$699	$601

Reported as:
Current	$301	$248
Noncurrent	398	353

Total	$699	$601

Contractual maturities of the gross lease receivables at April 29, 2006 were as follows (in millions):

Fiscal Year	Amount
2006 (remaining three months)	$119
2007	294
2008	204
2009	96
2010	69
Thereafter	81

Total	$863

Actual cash collections may differ from the contractual maturities due to early customer buyouts, refinancings, or defaults.

CISCO SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

6. Investments

The following tables summarize the Company’s investments (in millions):

April 29, 2006	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Fixed income securities:
U.S. government notes and bonds	$4,955	$—	$(54)	$4,901
Corporate notes, bonds, and asset-backed securities	7,240	2	(87)	7,155
Municipal notes and bonds	807	—	(3)	804

Total fixed income securities	13,002	2	(144)	12,860
Publicly traded equity securities and mutual funds	740	348	(2)	1,086

Total	$13,742	$350	$(146)	$13,946

July 30, 2005	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Fixed income securities:
U.S. government notes and bonds	$3,453	$2	$(25)	$3,430
Corporate notes, bonds, and asset-backed securities	6,299	3	(63)	6,239
Municipal notes and bonds	705	—	(2)	703

Total fixed income securities	10,457	5	(90)	10,372
Publicly traded equity securities	514	433	(6)	941

Total	$10,971	$438	$(96)	$11,313

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

The following table summarizes the maturities of the Company’s fixed income securities at April 29, 2006 (in millions):

	Amortized Cost	Fair Value
Less than one year	$3,250	$3,240
Due in 1 to 2 years	3,364	3,333
Due in 2 to 5 years	5,314	5,220
Due after 5 years	1,074	1,067

Total	$13,002	$12,860

CISCO SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Actual maturities may differ from the contractual maturities because borrowers have the right to call or prepay certain obligations.

7. Borrowings

In February 2006, the Company issued $500 million of senior floating interest rate notes due 2009 (the “2009 Notes”), $3 billion of 5.25% senior notes due 2011 (the “2011 Notes”) and $3 billion of 5.50% senior notes due 2016 (the “2016 Notes”), for an aggregate principal amount of $6.5 billion. The 2011 Notes and the 2016 Notes are redeemable by the Company at any time, subject to a make-whole premium. To achieve its interest rate risk management objectives, the Company entered into $6 billion notional amount of interest rate swaps. In effect, these swaps convert the fixed interest rates of the 2011 Notes and the 2016 Notes to floating interest rates based on the London InterBank Offered Rate (“LIBOR”). Gains and losses in the value of the interest rate swaps offset changes in the fair value of the underlying debt. See Note 8 to the Consolidated Financial Statements. As of April 29, 2006, the Company was in compliance with all debt-related covenants.

The following table summarizes the Company’s long-term debt (in millions):

	April 29, 2006	Effective Rate(1)
2009 Notes	$500	4.85%
2011 Notes	3,000	4.97%
2016 Notes	3,000	5.20%
Other	5

Aggregate principal amount	6,505
Unamortized discount	(19)
SFAS 133 fair value adjustment	(140)

Total	$6,346

(1)	The effective rate for the fixed-rate notes reflects the variable rate in effect as of April 29, 2006 on the interest rate swaps designated as a fair value hedges of the fixed-rate notes, plus the amortization of the discount.

Interest is payable quarterly on the 2009 Notes and semi-annually on the 2011 Notes and 2016 Notes. Interest expense, net of the effects of hedging, was $60 million for the three and nine months ended April 29, 2006 and was included in interest income, net in the Consolidated Statements of Operations. There was no cash paid for interest during the three and nine months ended April 29, 2006. Using available market data, the fair value of the notes approximated the book value as of April 29, 2006.

CISCO SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

8. Commitments and Contingencies

Operating Leases

The Company leases office space in several U.S. locations, as well as locations in Canada; European Markets; Emerging Markets; Asia Pacific; and Japan. Future annual minimum lease payments under all noncancelable operating leases with an initial term in excess of one year as of April 29, 2006 were as follows (in millions):

Fiscal Year	Amount
2006 (remaining three months)	$66
2007	205
2008	147
2009	111
2010	99
Thereafter	583

Total	$1,211

Purchase Commitments with Contract Manufacturers and Suppliers

The Company purchases components from a variety of suppliers and uses several contract manufacturers to provide manufacturing services for its products. During the normal course of business, in order to manage manufacturing lead times and help assure adequate component supply, the Company enters into agreements with contract manufacturers and suppliers that either allow them to procure inventory based upon criteria as defined by the Company or that establish the parameters defining the Company’s requirements. In certain instances, these agreements allow the Company the option to cancel, reschedule, and adjust the Company’s requirements based on its business needs prior to firm orders being placed. Consequently, only a portion of the Company’s reported purchase commitments arising from these agreements is firm, noncancelable, and unconditional commitments. As of April 29, 2006, the Company had total purchase commitments for inventory of approximately $1.7 billion, compared with $954 million as of July 30, 2005.

In addition to the above, the Company records a liability for firm, noncancelable, and unconditional purchase commitments for quantities in excess of its future demand forecasts consistent with the Company’s allowance for inventory. As of April 29, 2006, the liability for these firm, noncancelable, and unconditional purchase commitments was $153 million, compared with $107 million as of July 30, 2005, and was included in other accrued liabilities.

Other Commitments

The Company has entered into an agreement to invest approximately $800 million in venture funds managed by SOFTBANK Corp. and its affiliates (“SOFTBANK”) that are required to be funded on demand. The total commitment is to be invested in venture funds and as senior debt with entities as directed by SOFTBANK. The Company’s commitment to fund the senior debt is contingent upon the achievement of certain agreed-upon milestones. As of April 29, 2006, the Company had invested $516 million in the venture funds pursuant to the commitment, compared with $414 million as of July 30, 2005. In addition, as of April 29, 2006, the Company had invested $49 million in the senior debt pursuant to the commitment, all of which has been repaid. As of July 30, 2005, the Company had invested $49 million in the senior debt pursuant to the commitment, of which $47 million had been repaid.

CISCO SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The Company also has certain other funding commitments related to its privately held investments that are based on the achievement of certain agreed-upon milestones. These funding commitments were approximately $46 million as of April 29, 2006, compared with approximately $56 million as of July 30, 2005.

Variable Interest Entities

In the ordinary course of business, the Company has investments in privately held companies and provides financing to certain customers through its wholly owned subsidiaries, which may be considered to be variable interest entities. The Company has evaluated its investments in privately held companies and customer financings and determined that there were no significant unconsolidated variable interest entities as of April 29, 2006.

Guarantees and Product Warranties

FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”), requires that upon issuance of a guarantee, the guarantor must disclose and recognize a liability for the fair value of the obligation it assumes under that guarantee. The requirements of FIN 45 are applicable to the Company’s product warranty liability and certain guarantees. The Company’s guarantees issued subject to the recognition and disclosure requirements of FIN 45 as of April 29, 2006 and July 30, 2005 were not material. As of April 29, 2006 and July 30, 2005, the Company’s product warranty liability recorded in other accrued liabilities was $299 million and $259 million, respectively. The following table summarizes the activity related to the product warranty liability during the nine months ended April 29, 2006 and April 30, 2005 (in millions):

	Nine Months Ended
	April 29, 2006	April 30, 2005
Balance at beginning of period	$259	$239
Provision for warranties issued	283	303
Fair value of warranty liability acquired from Scientific-Atlanta	44	—
Payments	(287)	(291)

Balance at end of period	$299	$251

The Company accrues for warranty costs as part of its cost of sales based on associated material product costs, technical support labor costs, and associated overhead. The products sold are generally covered by a warranty for periods ranging from 90 days to five years, and for some products, the Company provides a limited lifetime warranty. The provision for warranties during the nine months ended April 29, 2006 included $6 million of stock-based compensation expense related to employee stock options and employee stock purchases under SFAS 123(R).

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

CISCO SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

Foreign Currency Derivatives

The Company conducts business globally in several currencies. As such, it is exposed to adverse movements in foreign currency exchange rates. The Company enters into foreign exchange forward contracts to reduce the short-term effects of foreign currency fluctuations on certain foreign currency receivables, investments, and payables. The gains and losses on the foreign exchange forward contracts offset the transaction gains and losses on certain foreign currency receivables, investments, and payables recognized in earnings.

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

The Company periodically hedges certain foreign currency forecasted transactions related to certain operating expenses with currency options and forward contracts. These transactions are designated as cash flow hedges. The effective portion of the derivative’s gain or loss is initially reported as a component of accumulated other comprehensive income and subsequently reclassified into earnings when the hedged exposure affects earnings. The ineffective portion, if any, of the gain or loss is reported in earnings immediately. These currency option contracts generally have maturities of less than 18 months. The Company does not purchase currency options for trading purposes. Foreign exchange forward and option contracts as of April 29, 2006 and July 30, 2005 are summarized as follows (in millions):

	April 29, 2006		July 30, 2005
	Notional	Fair Value	Notional	Fair Value
Forward contracts:
Purchased	$1,402	$2	$1,011	$(5)
Sold	$655	$(6)	$450	$9

Option contracts:
Purchased	$393	$14	$1,028	$10
Sold	$485	$(1)	$1,002	$(7)

CISCO SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Interest Rate Derivatives

The Company’s primary objective for holding fixed income and debt securities is to achieve an appropriate investment return consistent with preserving principal and managing risk. To realize these objectives, the Company may utilize interest rate swaps or other derivatives designated as fair value or cash flow hedges. The Company has entered into $1 billion of interest rate swaps designated as fair value hedges of its investment portfolio. Under these interest rate swap contracts, the Company makes fixed-rate interest payments and receives interest payments based on LIBOR. The effect of these swaps is to convert fixed-rate returns to floating-rate returns based on LIBOR for a portion of the Company’s fixed income portfolio. The gains and losses related to changes in the value of the interest rate swaps are included in other income, net, in the Consolidated Statements of Operations and offset the changes in fair value of the underlying hedged investment. As of April 29, 2006 and July 30, 2005, the fair values of the interest rate swaps designated as hedges of the Company’s investments were $44 million and $15 million, respectively, and were reflected in prepaid expenses and other current assets in the Consolidated Balance Sheets.

In conjunction with its issuances of fixed rate senior notes in February 2006, the Company entered into $6 billion of interest rate swaps designated as fair value hedges of the fixed rate debt. Under these interest rate swap contracts, the Company receives fixed-rate interest payments and makes interest payments based on LIBOR plus a fixed number of basis points. The effect of these swaps is to convert fixed-rate interest expense to a floating rate interest expense based on LIBOR. The gains and losses related to changes in the value of the interest rate swaps are included in other income, net, in the Consolidated Statements of Operations and offset the changes in fair value of the underlying hedged debt. As of April 29, 2006 the fair value of the interest rate swaps was $140 million and was reflected in other long-term liabilities in the Consolidated Balance Sheets.

Equity Derivatives

The Company maintains a portfolio of publicly traded equity securities which are subject to price risk. The Company may hold equity securities for strategic purposes or to provide diversification for the Company’s overall investment portfolio. In order to manage its exposure to changes in the fair value of certain equity securities, the Company may, from time to time, enter into equity derivative contracts. As of April 29, 2006, the Company had entered into forward sale and option agreements on certain publicly traded equity securities designated as fair value hedges. The gains and losses due to changes in the value of the hedging instruments are included in other income, net, in the Consolidated Statements of Operations and offset the change in the fair value of the underlying hedged investment. As of April 29, 2006, the notional and fair value amounts of the derivatives were $198 million and $113 million, respectively. As of July 30, 2005, the notional and fair value amounts of the derivatives were $198 million and $19 million, respectively.

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

CISCO SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

9. Shareholders’ Equity

Stock Repurchase Program

In September 2001, the Company’s Board of Directors authorized a stock repurchase program. As of April 29, 2006, the Company’s Board of Directors had authorized the repurchase of up to $35 billion of common stock under this program. During the first nine months of fiscal 2006, the Company repurchased and retired 296 million shares of Cisco common stock at an average price of $18.48 per share for an aggregate purchase price of $5.5 billion. As of April 29, 2006, the Company had repurchased and retired 1.8 billion shares of Cisco common stock for an average price of $18.21 per share for an aggregate purchase price of $32.6 billion since inception of the stock repurchase program, and the remaining authorized amount for stock repurchases under this program was $2.4 billion with no termination date.

The purchase price for the shares of the Company’s stock repurchased was reflected as a reduction to shareholders’ equity. In accordance with Accounting Principles Board Opinion No. 6, “Status of Accounting Research Bulletins,” the Company is required to allocate the purchase price of the repurchased shares as a reduction to retained earnings and common stock and additional paid-in capital.

Comprehensive Income

The components of comprehensive income are as follows (in millions):

	Three Months Ended		Nine Months Ended
	April 29, 2006	April 30, 2005	April 29, 2006	April 30, 2005
Net income	$1,400	$1,405	$4,036	$4,201
Other comprehensive income:
Change in unrealized gains and losses on investments, net of tax	1	(43)	9	(62)
Other	40	(14)	80	76

Other comprehensive income before minority interest	1,441	1,348	4,125	4,215
Change in minority interest	(4)	—	(1)	78

Total	$1,437	$1,348	$4,124	$4,293

CISCO SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

10. Employee Benefit Plans

Employee Stock Purchase Plan

The Company has an Employee Stock Purchase Plan, which includes its sub-plan, the International Employee Stock Purchase Plan (together the “Purchase Plan”), under which 321.4 million shares of the Company’s stock have been reserved for issuance. Eligible employees may purchase a limited number of shares of the Company’s stock at a discount of up to 15% of the market value at certain plan-defined dates. The Purchase Plan terminates on January 3, 2010. The Company did not issue any shares under the Purchase Plan during the three months ended April 29, 2006 and April 30, 2005. During the nine months ended April 29, 2006 and April 30, 2005, the Company issued 11 million and 10 million shares, respectively, under the Purchase Plan. At April 29, 2006, 109 million shares were available for issuance under the Purchase Plan.

Employee Stock Option Plans

Stock Option Program Description

As of April 29, 2006, the Company had four stock incentive plans: the 2005 Stock Incentive Plan (the “2005 Plan”), the 1996 Stock Incentive Plan (the “1996 Plan”), the 1997 Supplemental Stock Incentive Plan (the “Supplemental Plan”), and the Cisco Systems, Inc. SA Acquisition Long-Term Incentive Plan (the “Acquisition Plan”).

Stock option grants are designed to reward employees for their long-term contributions to the Company and provide incentives for them to remain with the Company. The number and frequency of stock option grants are based on competitive practices, operating results of the Company, and government regulations.

The maximum number of shares issuable over the term of the 2005 Plan is limited to 350 million shares. The 2005 Plan permits the granting of stock options, stock grants, stock units and stock appreciation rights to employees (including employee directors and officers) and consultants of the Company and its subsidiaries and affiliates, and non-employee directors of the Company. Options granted under the 2005 Plan have an exercise price of at least 100% of the fair market value of the underlying stock on the grant date and expire no later than nine years from the grant date. The options will generally become exercisable for 20% of the option shares one year from the date of grant and then ratably over the following 48 months. The Compensation and Management Development Committee of the Board of Directors has the discretion to use a different vesting schedule. Stock appreciation rights may be awarded in combination with stock options or stock grants and such awards shall provide that the stock appreciation rights will not be exercisable unless the related stock options or stock grants are forfeited. Stock grants may be awarded in combination with nonstatutory stock options, and such awards may provide that the stock grants will be forfeited in the event that the related nonstatutory stock options are exercised.

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

CISCO SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

In 1997, the Company adopted the Supplemental Plan, under which options can be granted or shares can be directly issued to eligible employees. Officers and members of the Company’s Board of Directors are not eligible to participate in the Supplemental Plan. Nine million shares have been reserved for issuance under the Supplemental Plan, of which 3 million options were granted. All option grants have an exercise price equal to the fair market value of the underlying stock on the grant date. The Company no longer makes option grants or direct share issuances under the Supplemental Plan.

Effective upon completion of the Company’s acquisition of Scientific-Atlanta, the Company adopted the Acquisition Plan. The Acquisition Plan constitutes an assumption, amendment, restatement and renaming of the 2003 Long-Term Incentive Plan of Scientific-Atlanta. The Acquisition Plan permits the grant of options, stock grants, stock units and stock appreciation rights to certain employees of the Company and its subsidiaries and affiliates who had been employed by Scientific-Atlanta or its subsidiaries. An aggregate of 14.8 million shares of the Company’s common stock had been reserved and are available for issuance under the Acquisition Plan on a discretionary basis, subject to limitations set forth in the Acquisition Plan.

Distribution and Dilutive Effect of Options

The following table illustrates the grant dilution and exercise dilution (in millions, except percentages):

	Nine Months Ended
	April 29, 2006	April 30, 2005
Shares of common stock outstanding	6,164	6,410

Granted and assumed	219	214
Canceled/forfeited/expired	(67)	(47)

Net options granted	152	167

Grant dilution(1)	2.5%	2.6%

Exercised	118	52
Exercise dilution(2)	1.9%	0.8%

Note 1: The percentage for grant dilution is computed based on net options granted as a percentage of shares of common stock outstanding.

Note 2: The percentage for exercise dilution is computed based on options exercised as a percentage of shares of common stock outstanding.

Basic and diluted shares outstanding for the nine months ended April 29, 2006 were 6.2 billion shares and 6.3 billion shares, respectively. Statement of Financial Accounting Standards No. 128, “Earnings per Share,” requires that employee equity share options, nonvested shares and similar equity instruments granted by the Company are treated as potential common shares in computing diluted earnings per share. Diluted shares outstanding include the dilutive effect of in-the-money options which is calculated based on the average share price for each fiscal period using the treasury stock method. Under the treasury stock method, the amount that the employee must pay for exercising stock options, the amount of compensation cost for future service that the Company has not yet recognized, and the amount of tax benefits that would be recorded in additional paid-in capital when the award becomes deductible are assumed to be used to repurchase shares. During the nine months ended April 29, 2006, the dilutive effect of in-the-money employee stock options was approximately 119 million shares or 1.9% of the basic shares outstanding based on the Company’s average share price of $18.74.

CISCO SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

	Nine Months Ended
	April 29, 2006	April 30, 2005
Options granted to the Named Executive Officers	2.9	4.0

Options granted to the Named Executive Officers as a % of net options granted	1.9%	2.3%

Options granted to the Named Executive Officers as a % of outstanding shares	0.05%	0.06%

Cumulative options held by Named Executive Officers as % of total options outstanding	3.3%	3.7%

General Option Information

A summary of option activity follows (in millions, except per-share amounts):

	Options Available for Grant	Options Outstanding
		Number Outstanding	Weighted- Average Exercise Price per Share
Balance at July 31, 2004	390	1,350	$25.34
Granted and assumed	(244)	244	18.70
Exercised	—	(93)	8.44
Canceled/forfeited/expired	63	(65)	31.63
Additional shares reserved	14	—	—

Balance at July 30, 2005	223	1,436	$25.02
Granted and assumed	(219)	219	18.18
Exercised	—	(118)	9.53
Canceled/forfeited/expired	64	(67)	29.72
Additional shares reserved	398	—	—

Balance at April 29, 2006	466	1,470	$25.03

The total pretax intrinsic value of options exercised during the three months and nine months ended April 29, 2006 was $736 million and $1.1 billion, respectively. The Company has, in connection with the acquisitions of various companies, assumed the stock option plans of the acquired companies or issued replacement options.

CISCO SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The following table summarizes significant ranges of outstanding and exercisable options as of April 29, 2006 (in millions, except years and per-share amounts):

	Options Outstanding				Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted- Average Remaining Contractual Life (in Years)	Weighted- Average Exercise Price per Share	Aggregate Intrinsic Value	Number Exercisable	Weighted- Average Exercise Price per Share	Aggregate Intrinsic Value
$ 0.01–13.04	211	4.02	$10.83	$2,135	157	$10.76	$1,599
13.05–17.70	187	4.97	15.90	941	142	15.79	731
17.71–18.57	226	7.23	18.05	654	60	18.49	147
18.58–19.31	184	7.34	19.14	331	53	19.13	96
19.32–20.53	200	5.90	19.86	217	116	19.98	112
20.54–38.06	190	3.73	26.63	3	157	27.55	1
38.07–72.56	272	3.13	54.71	—	272	54.71	—

Total	1,470	5.10	$25.03	$4,281	957	$28.80	$2,686

The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based on options with an exercise price less than the Company’s closing stock price of $20.95 as of April 29, 2006, which would have been received by the option holders had those option holders exercised their options as of that date. The total number of in-the-money options exercisable as of April 29, 2006 was 529 million. As of July 30, 2005, 906 million outstanding options were exercisable, and the weighted average exercise price was $28.80.

The following table presents the option exercises for the nine months ended April 29, 2006, and option values as of that date for the Named Executive Officers (in millions):

	Number of Shares Acquired on Exercise	Value Realized	Number of Securities Underlying Unexercised Options at April 29, 2006		Intrinsic Value of Unexercised In-the-Money Options at April 29, 2006
			Exercisable	Unexercisable	Exercisable	Unexercisable
Named Executive Officers	10	$108	39	9	$104	$28

CISCO SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Valuation and Expense Information under SFAS 123(R)

On July 31, 2005, the Company adopted SFAS 123(R), which requires the measurement and recognition of compensation expense for all share-based payment awards made to the Company’s employees and directors including employee stock options and employee stock purchases related to the Purchase Plan based on estimated fair values. The following table summarizes stock-based compensation expense, and the related tax benefit, related to employee stock options and employee stock purchases under SFAS 123(R) for the three and nine months ended April 29, 2006 which was allocated as follows (in millions):

	Three Months Ended		Nine Months Ended
	April 29, 2006	April 30, 2005	April 29, 2006	April 30, 2005
Cost of sales—product	$11	$—	$41	$—
Cost of sales—service	28	—	90	—

Stock-based compensation expense included in cost of sales	39	—	131	—
Research and development	86	—	279	—
Sales and marketing	107	—	340	—
General and administrative	29	—	89	—

Stock-based compensation expense included in operating expenses	222	—	708	—
Total stock-based compensation expense related to employee stock options and employee stock purchases	261	—	839	—
Tax benefit	(73)	—	(235)	—

Stock-based compensation expense related to employee stock options and employee stock purchases, net of tax	$188	$—	$604	$—

Stock-based compensation of $23 million and $75 million related to acquisitions and investments for the three and nine months ended April 29, 2006 is disclosed in Note 3 and is not included in the above table. There was no stock-based compensation expense recognized for the three and nine months ended April 30, 2005 other than as related to acquisitions and investments. As of April 29, 2006, total compensation cost related to nonvested stock options not yet recognized was $1.9 billion which is expected to be recognized over the next 38 months on a weighted-average basis.

CISCO SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The table below reflects net income and diluted net income per share for the three and nine months ended April 29, 2006 compared with the pro forma information for the three and nine months ended April 30, 2005 as follows (in millions except per-share amounts):

	Three Months Ended		Nine Months Ended
	April 29, 2006	April 30, 2005	April 29, 2006	April 30, 2005
Net income—as reported for prior periods(1)	N/A	$1,405	N/A	$4,201
Stock-based compensation expense related to employee stock options and employee stock purchases	$(261)	(377)	$(839)	(1,265)
Tax benefit	$73	151	$235	506

Stock-based compensation expense related to employee stock options and employee stock purchases, net of tax(2)	$(188)	(226)	$(604)	(759)

Net income, including the effect of stock-based compensation expense(3)	$1,400	1,179	$4,036	3,442

Diluted net income per share—as reported for prior periods(1)	N/A	$0.21	N/A	$0.63

Diluted net income per share, including the effect of stock-based compensation expense(3)	$0.22	$0.18	$0.64	$0.52

(1)	Net income and net income per share prior to fiscal 2006 did not include stock-based compensation expense for employee stock options and employee stock purchases under SFAS 123 because the Company did not adopt the recognition provisions of SFAS 123.
(2)	Stock-based compensation expense prior to fiscal 2006 is calculated based on the pro forma application of SFAS 123.
(3)	Net income and net income per share prior to fiscal 2006 represents pro forma information based on SFAS 123.

Stock-based compensation expense, net of tax, in the table above includes the effects of new U.S. tax regulations effective in fiscal 2005 that require intercompany reimbursement of certain stock-based compensation expenses.

Upon adoption of SFAS 123(R), the Company began estimating the value of employee stock options on the date of grant using a lattice-binomial model. Prior to the adoption of SFAS 123(R), the value of each employee stock option was estimated on the date of grant using the Black-Scholes model for the purpose of the pro forma financial information in accordance with SFAS 123.

CISCO SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The Company’s employee stock options have various restrictions including vesting provisions and restrictions on transfer and hedging, among others, and are often exercised prior to their contractual maturity. Lattice-binomial models are more capable of incorporating the features of the Company’s employee stock options than closed-form models such as the Black-Scholes model. The use of a lattice-binomial model requires the use of extensive actual employee exercise behavior data and the use of a number of complex assumptions including expected volatility, risk-free interest rate, expected dividends, kurtosis, and skewness. The weighted-average estimated value of employee stock options granted during the three and nine months ended April 29, 2006 was $5.78 and $5.07 per share, respectively, using the lattice-binomial model with the following weighted-average assumptions:

	Three Months Ended April 29, 2006	Nine Months Ended April 29, 2006
Expected volatility	22.4%	23.6%
Risk-free interest rate	4.7%	4.2%
Expected dividends	0.0%	0.0%
Kurtosis	4.3	4.2
Skewness	(0.67)	(0.61)

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

The expected life of employee stock options represents the weighted-average period the stock options are expected to remain outstanding and is a derived output of the lattice-binomial model. The expected life of employee stock options is impacted by all of the underlying assumptions and calibration of the Company’s model. The lattice-binomial model assumes that employees’ exercise behavior is a function of the option’s remaining vested life and the extent to which the option is in-the-money. The lattice-binomial model estimates the probability of exercise as a function of these two variables based on the entire history of exercises and cancellations on all past option grants made by the Company. The expected life for option grants made during the three and nine months ended April 29, 2006 derived from the lattice-binomial model was 6.7 and 6.6 years, respectively.

As stock-based compensation expense recognized in the Consolidated Statement of Operations for the first nine months of fiscal 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on historical experience. In the Company’s pro forma information required under SFAS 123 for the periods prior to fiscal 2006, the Company accounted for forfeitures as they occurred. The Company expects forfeitures to be 3% annually.

CISCO SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Pro Forma Information Under SFAS 123 for Periods Prior to Fiscal 2006

Pro forma information regarding option grants made to the Company’s employees and directors and employee stock purchases related to the Purchase Plan is as follows. (in millions, except per-share amounts):

	Three Months Ended April 30, 2005	Nine Months Ended April 30, 2005
Net income—as reported	$1,405	$4,201
Stock-based compensation expense, net of tax	(226)	(759)

Net income—pro forma	$1,179	$3,442

Basic net income per share—as reported	$0.22	$0.64

Diluted net income per share—as reported	$0.21	$0.63

Basic net income per share—pro forma	$0.18	$0.53

Diluted net income per share—pro forma	$0.18	$0.52

The weighted-average estimated value of employee stock options granted during the three and nine months ended April 30, 2005 were $6.01 and $6.18, respectively using the Black-Scholes model with the following weighted-average assumptions:

	Three Months Ended April 30, 2005	Nine Months Ended April 30, 2005
Expected volatility	39.6%	39.6%
Risk-free interest rate	4.0%	3.5%
Expected dividends	0.0%	0.0%
Expected life (in years)	3.4	3.3

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

CISCO SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

may not provide an accurate measure of the fair value of the Company’s employee stock options. Although the fair value of employee stock options is determined in accordance with SFAS 123(R) and SAB 107 using an option-pricing model, that value may not be indicative of the fair value observed in a willing buyer/willing seller market transaction.

Defined Benefit and Deferred Compensation Plans Assumed from Scientific-Atlanta

Upon completion of the acquisition of Scientific-Atlanta, the Company assumed certain defined benefit plans related to employee pensions and other post employment benefits. Scientific-Atlanta had a defined benefit pension plan covering substantially all of its domestic employees and defined benefit pension plans covering certain international employees (collectively, “the pension plans”), a restoration retirement plan for certain domestic employees (“restoration plan”), supplemental executive retirement plans for certain key officers (“SERPs”), and subsidized health care and life insurance benefits for eligible retirees (“retiree medical and life”). The fair value of the liabilities of these plans was determined at the February 24, 2006 measurement date and includes the recognition of all amounts previously unrecognized for net gains and losses and prior service costs. The fair value determination of the liabilities reflects the Company’s intent to integrate the Scientific-Atlanta employee benefit programs with those of the Company. As a result, no additional benefits will be accrued under the pension plans, the restoration plan, and the SERPs after February 2008.

The following table sets forth projected benefit obligations, plan assets, and amounts recorded in other long-term liabilities as of April 29, 2006, using February 24, 2006 as a measurement date for all actuarial calculations of asset and liability values and significant actuarial assumptions (in millions):

	Pension Plans	Restoration Plan	SERPs	Total
Projected benefit obligations (PBO)	$140	$9	$53	$202
Fair Value of Plan Assets	(94)	—	—	(94)

Accrued Benefit Liability	$46	$9	$53	$108

The accumulated benefit obligations under these plans were $191 million as of April 29, 2006 and represent the total benefits earned by active and retired employees discounted at an assumed interest rate. Earned benefits for active employees are based on their current pay and service. The accumulated postretirement benefit obligation of the retiree medical and life was $12 million as of April 29, 2006. To determine the expected long-term rate of return on the assets for the various plans, the Company considered the historical and expected returns on the plan assets, as well as the current and expected allocation of the plan assets. Significant actuarial assumptions for each plan were as follows:

	Pension Plans	Restoration Plan	SERPs	Retiree Medical and Life
Weighted-Average Assumptions:
Discount rate	5.3%	5.3%	5.6%	5.6%
Expected return on plan assets	8.0%	N/A	N/A	N/A
Rate of compensation increase	5.0%	5.0%	5.0%	N/A

Plan assets are invested in publicly traded equity securities, fixed-income securities and cash and cash equivalents. The equity portfolio is diversified between domestic growth, value and index components and an international investment component. The fixed-income portfolio is managed by utilizing intermediate term

CISCO SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

instruments of high credit quality. The Company’s recorded periodic pension cost related to the defined benefit pension plans and post retirement benefits was not material for the three and nine months ending April 29, 2006. The Company also assumed a deferred compensation plan for certain officers and directors of Scientific-Atlanta. As of April 29, 2006, the deferred compensation liability under this plan was approximately $100 million and was recorded in other long-term liabilities.

11. Income Taxes

The effective tax rate was 22.7% in the third quarter of fiscal 2006 and 26.4% for the first nine months of fiscal 2006. The effective tax rate was 28.6% for the third quarter and first nine months of fiscal 2005. The tax provision rate for the third quarter and first nine months of fiscal 2006 included a benefit of approximately $124 million from the favorable settlement of a tax audit in a foreign jurisdiction.

The Company paid income taxes of $1.261 billion and $1.001 billion for the nine months ended April 29, 2006 and April 30, 2005, respectively. The Company’s income taxes currently payable have been reduced by the tax benefits from employee stock option transactions. These benefits totaled $418 million and $196 million for the nine months ended April 29, 2006 and April 30, 2005, respectively, and were reflected as an increase to additional paid-in capital in the Consolidated Statements of Shareholders’ Equity.

The Company’s federal income tax returns for fiscal years ended July 27, 2002 through July 31, 2004 are under examination by the Internal Revenue Service. The Company believes that adequate amounts have been reserved for any adjustments which may ultimately result from these examinations.

On October 22, 2004, the American Jobs Creation Act of 2004 (the “Jobs Creation Act”) was signed into law. The Jobs Creation Act created a temporary incentive for U.S. corporations to repatriate accumulated income earned abroad by providing an 85 percent dividends received deduction for certain dividends from controlled foreign corporations. In the first nine months of fiscal 2006, the Company distributed cash from its foreign subsidiaries and will report an extraordinary dividend (as defined in the Jobs Creation Act) of $1.2 billion and a related tax liability of approximately $63 million in its fiscal 2006 federal income tax return. This amount was previously provided for in the provision for income taxes and is included in income taxes payable. This distribution does not change the Company’s intention to indefinitely reinvest undistributed earnings of certain of its foreign subsidiaries in operations outside the United States.

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

CISCO SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

Summarized financial information by theater for the three and nine months ended April 29, 2006 and April 30, 2005, based on the Company’s internal management system is as follows (in millions):

	Three Months Ended		Nine Months Ended
	April 29, 2006	April 30, 2005	April 29, 2006	April 30, 2005
Net sales:
United States and Canada	$4,138	$3,313	$11,258	$9,713
European Markets	1,595	1,479	4,496	4,215
Emerging Markets	604	410	1,760	1,302
Asia Pacific	648	603	2,003	1,792
Japan	337	382	983	1,198

	$7,322	$6,187	$20,500	$18,220

Gross margin:
United States and Canada	$2,642	$2,188	$7,361	$6,385
European Markets	1,037	1,011	3,028	2,896
Emerging Markets	395	281	1,209	913
Asia Pacific	413	400	1,308	1,205
Japan	239	255	696	804

Total	$4,726	$4,135	$13,602	$12,203

Net sales in the United States were $3.9 billion and $3.2 billion for the three months ended April 29, 2006 and April 30, 2005, respectively. Net sales in the United States were $10.7 billion and $9.3 billion for the nine months ended April 29, 2006 and April 30, 2005, respectively.

CISCO SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The following table presents net sales for groups of similar products and services (in millions):

	Three Months Ended		Nine Months Ended
	April 29, 2006	April 30, 2005	April 29, 2006	April 30, 2005
Net sales:
Routers	$1,519	$1,443	$4,356	$4,023
Switches	2,691	2,385	7,999	7,330
Advanced Technologies	1,688	1,189	4,223	3,421
Other	257	172	605	554

Product	6,155	5,189	17,183	15,328
Service	1,167	998	3,317	2,892

Total	$7,322	$6,187	$20,500	$18,220

The Company refers to some of its products and technologies as advanced technologies. As of April 29, 2006, the Company had identified nine advanced technologies for particular focus: application networking services, enterprise IP communications, home networking, hosted small business systems, optical networking, security, storage area networking, video systems and wireless technology. The Company continues to identify additional advanced technologies for focus and investment in the future, and the Company’s investments in some previously identified advanced technologies may be curtailed or eliminated depending on market developments. During the first nine months of fiscal 2006, the Company reclassified net sales of switches, advanced technology and other products for the prior periods to conform to the current period presentation.

The majority of the Company’s assets as of April 29, 2006 and July 30, 2005 were attributable to its U.S. operations. For the three and nine months ended April 29, 2006 and April 30, 2005, no single customer accounted for 10% or more of the Company’s net sales.

Property and equipment information is based on the physical location of the assets. The following table presents property and equipment information for geographic areas (in millions):

	April 29, 2006	July 30, 2005
Property and equipment, net:
United States	$3,117	$2,959
International	362	361

Total	$3,479	$3,320

CISCO SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

13. Net Income Per Share

The following table presents the calculation of basic and diluted net income per share (in millions, except per-share amounts):

	Three Months Ended		Nine Months Ended
	April 29, 2006	April 30, 2005	April 29, 2006	April 30, 2005
Net income	$1,400	$1,405	$4,036	$4,201

Weighted-average shares—basic	6,160	6,435	6,184	6,529
Effect of dilutive potential common shares	129	106	116	127

Weighted-average shares—diluted	6,289	6,541	6,300	6,656

Net income per share—basic	$0.23	$0.22	$0.65	$0.64

Net income per share—diluted	$0.22	$0.21	$0.64	$0.63

Dilutive potential common shares consist of employee stock options and restricted common stock. Employee stock options to purchase approximately 1.0 billion shares for the three and nine months ended April 29, 2006 and approximately 938 million and 851 million shares for the three and nine months ended April 30, 2005, respectively, were outstanding, but were not included in the computation of diluted earnings per share because the effect would have been antidilutive.

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

Overview

Financial Results

Our results for the third quarter and first nine months of fiscal 2006 reflected increases in net sales, net income, and net income per share from the corresponding periods of fiscal 2005, if the effect of pro forma stock-based compensation were included in the calculation of net income and net income per share for the third quarter and first nine months of fiscal 2005. In February 2006, we completed the acquisition of Scientific-Atlanta, a global provider of set-top boxes, end-to-end video distribution networks and video integration systems, which contributed $407 million in net sales for the third quarter of fiscal 2006. With this acquisition, we have added video to the convergence of data, voice and mobility technologies. We have continued to achieve a good balance in year-over-year revenue growth from our geographic segments, customer markets, and product families. Revenue increased from the corresponding periods of fiscal 2005 and the increase was primarily in the United States and the Emerging Markets theater. Revenue declined in our Japan theater. Our switching revenue increased year-over-year by 12.8% and 9.1% for the three and nine month periods, respectively. We experienced higher sales for our routers of 5.3% and 8.3% for the same periods. Sales of our advanced technologies increased by 42.0% and 23.4% for the third quarter and first nine months of fiscal 2006 primarily due to the acquisition of Scientific-Atlanta. The product revenue from Scientific-Atlanta increased sales of advanced technologies by approximately 30% and 11% for the third quarter and first nine month period comparisons, respectively.

For the third quarter and the first nine months of fiscal 2006, our gross margins decreased compared to the corresponding periods of fiscal 2005. The decrease in gross margins from the corresponding periods was primarily related to the acquisition of Scientific-Atlanta, because the Scientific-Atlanta business model has lower gross margin rates as compared to the Cisco model. Other factors contributing to the decrease in gross margins were the sales of certain switching and routing products, the effect of stock-based compensation expense under SFAS 123(R), which were partially offset by lower manufacturing costs related to lower component costs and value engineering and other manufacturing-related costs and higher volume. Operating expenses as a percentage of net sales increased year-over-year due primarily to increased sales and engineering headcount and the effects of our adoption of SFAS 123(R). Our headcount is expected to continue to increase, as a result of our planned investments in sales personnel. During the third quarter of fiscal 2006, a tax benefit of $124 million relating to the favorable settlement of a tax audit in a foreign jurisdiction was recorded as a reduction to our provision for income taxes.

For fiscal 2006, in addition to our general strategy, we will continue to focus particular attention on five key areas: the commercial market segment; additional sales coverage; growing and expanding our advanced technologies; our evolving support model; and the Emerging Markets theater. We have added, and intend to continue to add, resources in these five key areas. Indicative of the opportunities in our markets, we continue to encounter price-focused competition, including competitors from Asia, and in particular China. In addition, our communications industry peers have indicated some concerns in their business outlook although our business momentum is positive.

During the third quarter and first nine months of fiscal 2006, we generated cash flows from operations of $2.3 billion and $5.6 billion, respectively. Our cash and cash equivalents and investments were $18.2 billion at the end of the third quarter of fiscal 2006, compared with $16.1 billion at the end of fiscal 2005. We raised $6.5 billion of cash in our debt offering and used $5.0 billion for the Scientific-Atlanta acquisition, net of cash and investments acquired. We used $5.5 billion of cash to repurchase 296 million shares of our common stock during the first nine months of fiscal 2006. Days sales outstanding in accounts receivable at the end of the third quarter of fiscal 2006 were 36 days, compared with 31 days at the end of the fourth quarter of fiscal 2005. Our inventory in absolute terms was relatively flat from our prior fiscal year end, July 30, 2005 and annualized inventory turns were 7.7 as compared with 6.6 in the fourth quarter of fiscal 2005. The inventory levels and turns reflected the first phase of our transition to lean manufacturing and the addition of Scientific-Atlanta inventory during the third quarter of fiscal 2006.

Beginning in fiscal 2006, we adopted SFAS 123(R) on a modified prospective basis. The following table provides a comparison of net income, if the effect of pro forma stock-based compensation expense as disclosed in the notes to the Consolidated Financial Statements prior to fiscal 2006 were included for prior periods (in millions, except per-share amounts):

	Three Months Ended		Nine Months Ended
	April 29, 2006	April 30, 2005	April 29, 2006	April 30, 2005
Net income—as reported for prior periods(1)	N/A	$1,405	N/A	$4,201
Stock-based compensation expense related to employee stock options and employee stock purchases	$(261)	(377)	$(839)	(1,265)
Tax benefit	$73	151	$235	506

Stock-based compensation expense related to employee stock options and employee stock purchases, net of tax(2)	$(188)	(226)	$(604)	(759)

Net income, including the effect of stock-based compensation expense(3)	$1,400	1,179	$4,036	3,442

Diluted net income per share—as reported for prior periods(1)	N/A	$0.21	N/A	$0.63

Diluted net income per share, including the effect of stock-based compensation expense(3)	$0.22	$0.18	$0.64	$0.52

(1)	Net income and net income per share prior to fiscal 2006 did not include stock-based compensation expense related to employee stock options and employee stock purchases under SFAS 123 because we did not adopt the recognition provisions of SFAS 123.
(2)	Stock-based compensation expense prior to fiscal 2006 is calculated based on the pro forma application of SFAS 123 as previously disclosed in the notes to the Consolidated Financial Statements.
(3)	Net income and net income per share prior to fiscal 2006 represent pro forma information based on SFAS 123 as previously disclosed in the notes to the Consolidated Financial Statements.

Critical Accounting Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires us to make judgments, assumptions, and estimates that affect the amounts reported in the Consolidated Financial Statements and accompanying notes. Note 2 to the Consolidated Financial Statements in the Current Report on Form 8-K filed February 10, 2006 describes the significant accounting policies and methods used in the preparation of the Consolidated Financial Statements. The accounting policies described below are significantly affected by critical accounting estimates. Such accounting policies require significant judgments, assumptions, and estimates used in the preparation of the Consolidated Financial Statements, and actual results could differ materially from the amounts reported based on these policies.

Revenue Recognition

Our networking and communications products are generally integrated with software that is essential to the functionality of the equipment. We provide unspecified software upgrades and enhancements related to the equipment through our maintenance contracts, for most of our products. Accordingly, we account for revenue in accordance with Statement of Position No. 97-2, “Software Revenue Recognition,” and all related interpretations. For sales of products where software is incidental to the equipment, we apply the provisions of Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements” and Staff Accounting Bulletin No. 104, “Revenue Recognition,” and all related interpretations. Revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collectibility is reasonably assured. In instances where final acceptance of the product, system, or solution is specified by the customer, revenue is deferred until all acceptance criteria have been met.

Contracts, Internet commerce agreements, and customer purchase orders are generally used to determine the existence of an arrangement. Shipping documents and customer acceptance, when applicable, are used to verify delivery. We assess whether the fee is fixed or determinable based on the payment terms associated with the transaction and whether the sales price is subject to refund or adjustment. We assess collectibility based primarily on the creditworthiness of the customer as determined by credit checks and analysis, as well as the customer’s payment history. When a sale involves multiple elements, such as sales of products that include services, the entire fee from the arrangement is allocated to each respective element based on its relative fair value and recognized when revenue recognition criteria for each element are met. The amount of product and service revenue recognized is impacted by our judgments as to whether an arrangement includes multiple elements and, if so, whether vendor-specific objective evidence of fair value exists. Changes to the elements in an arrangement and our ability to establish vendor-specific objective evidence for those elements could affect the timing of the revenue recognition. Our total deferred revenue for products was $1.6 billion and $1.4 billion as of April 29, 2006 and July 30, 2005, respectively. Technical support services revenue is deferred and recognized ratably over the period during which the services are to be performed, which is typically from one to three years. Advanced services revenue is recognized upon delivery or completion of performance. Our total deferred revenue for services was $3.9 billion and $3.6 billion as of April 29, 2006 and July 30, 2005, respectively.

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

Allowance for Doubtful Accounts and Sales Returns

Our accounts receivable balance, net of allowance for doubtful accounts, was $3.0 billion and $2.2 billion as of April 29, 2006 and July 30, 2005, respectively. The allowance for doubtful accounts was $180 million, or

5.7% of the gross accounts receivable balance, as of April 29, 2006 and $162 million, or 6.8% of the gross accounts receivable balance, as of July 30, 2005. The allowance is based on our assessment of the collectibility of customer accounts. We regularly review the allowance by considering factors such as historical experience, credit quality, age of the accounts receivable balances, and current economic conditions that may affect a customer’s ability to pay.

The provision for doubtful accounts was $22 million and $3 million for the first nine months of fiscal 2006 and 2005, respectively. If a major customer’s creditworthiness deteriorates, or if actual defaults are higher than our historical experience, or if other circumstances arise, our estimates of the recoverability of amounts due to us could be overstated, and additional allowances could be required, which could have an adverse impact on our revenue.

A reserve for future sales returns is established based on historical trends in product return rates. The reserve for future sales returns as of April 29, 2006 and July 30, 2005 was $70 million and $63 million, respectively, and was recorded as a reduction of our accounts receivable. If the actual future returns were to deviate from the historical data on which the reserve had been established, our revenue could be adversely affected.

Allowance for Inventory & Liability for Purchase Commitments

Our inventory balance was $1.3 billion as of April 29, 2006 and July 30, 2005. Our inventory allowance was $170 million and $159 million as of April 29, 2006 and July 30, 2005, respectively. We provide allowances for inventory based on excess and obsolete inventories determined primarily by future demand forecasts. The allowance is measured as the difference between the cost of the inventory and market based upon assumptions about future demand and is charged to the provision for inventory, which is a component of our cost of sales. At the point of the loss recognition, a new, lower-cost basis for that inventory is established, and subsequent changes in facts and circumstances do not result in the restoration or increase in that newly established cost basis.

Our provision for inventory was $125 million and $161 million for the first nine months of fiscal 2006 and 2005, respectively. If there were to be a sudden and significant decrease in demand for our products, or if there were a higher incidence of inventory obsolescence because of rapidly changing technology and customer requirements, we could be required to increase our inventory allowances, and our gross margin could be adversely affected. Inventory management remains an area of focus as we balance the need to maintain strategic inventory levels to ensure competitive lead times and the risk of inventory obsolescence.

In addition, we record a liability for firm, noncancelable, and unconditional purchase commitments for quantities in excess of our future demand forecasts consistent with our allowance for inventory. As of April 29, 2006, the liability for these firm, noncancelable, and unconditional purchase commitments was $153 million, compared with $107 million as of July 30, 2005, and was included in other accrued liabilities.

Warranty Costs

The liability for product warranties, included in other accrued liabilities, was $299 million as of April 29, 2006, compared with $259 million as of July 30, 2005. See Note 8 to the Consolidated Financial Statements. Our products are generally covered by a warranty for periods ranging from 90 days to five years, and for some products we provide a limited lifetime warranty. We accrue for warranty costs as part of our cost of sales based on associated material costs, technical support labor costs, and associated overhead. Material cost is estimated based primarily upon historical trends in the volume of product returns within the warranty period and the cost to repair or replace the equipment. Technical support labor cost is estimated based primarily upon historical trends in the rate of customer cases and the cost to support the customer cases within the warranty period. Overhead cost is applied based on estimated time to support warranty activities.

The provision for product warranties issued during the first nine months of fiscal 2006 and 2005 was $283 million and $303 million, respectively. The provision for warranty in the first nine months of fiscal 2006 included $6 million of stock-based compensation expense related to employee stock options and employee stock purchases under SFAS 123(R). The decrease in the provision for product warranties was due to lower warranty claims. If we experience an increase in warranty claims compared with our historical experience, or if the cost of servicing warranty claims is greater than the expectations on which the accrual has been based, our gross margin could be adversely affected.

Stock-based Compensation Expense

On July 31, 2005, we adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment,” (“SFAS 123(R)”) which requires the measurement and recognition of compensation expense for all share-based payment awards made to our employees and directors including employee stock options and employee stock purchases related to the Employee Stock Purchase Plan (“employee stock purchases”) based on estimated fair values. Stock-based compensation expense recognized under SFAS 123(R) for the three and nine months ended April 29, 2006 was $284 million and $914 million, respectively, which consisted of stock-based compensation expense related to employee stock options and employee stock purchases of $261 million and $839 million, respectively, and stock-based compensation expense related to acquisitions and investments of $23 million and $75 million, respectively. For the three and nine months ended April 30, 2005, stock-based compensation expense of $44 million and $120 million was related to acquisitions and investments which we had been recognizing under previous accounting standards. There was no stock-based compensation expense related to employee stock options and employee stock purchases recognized during the three and nine months ended April 30, 2005. See Note 10 to the Consolidated Financial Statements for additional information.

Upon adoption of SFAS 123(R), we began estimating the value of employee stock options on the date of grant using a lattice-binomial model. Prior to the adoption of SFAS 123(R), the value of each employee stock option was estimated on the date of grant using the Black-Scholes model for the purpose of the pro forma financial information in accordance with SFAS 123. The determination of fair value of share-based payment awards on the date of grant using an option-pricing model is affected by our stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to the expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviors. The use of a lattice-binomial model requires the use of extensive actual employee exercise behavior data and the use of a number of complex assumptions including expected volatility, risk-free interest rate, expected dividends, kurtosis, and skewness. The weighted-average estimated value of employee stock options granted during the three and nine months ended April 29, 2006 was $5.78 and $5.07 per share, respectively, using the lattice-binomial model with the following weighted-average assumptions:

	Three Months Ended April 29, 2006	Nine Months Ended April 29, 2006
Expected volatility	22.4%	23.6%
Risk-free interest rate	4.7%	4.2%
Expected dividends	0.0%	0.0%
Kurtosis	4.3	4.2
Skewness	(0.67)	(0.61)

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

As stock-based compensation expense recognized in the Consolidated Statement of Operations for the third quarter and first nine months of fiscal 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on historical experience.

If factors change and we employ different assumptions in the application of SFAS 123(R) in future periods, the compensation expense that we record under SFAS 123(R) may differ significantly from what we have recorded in the current period.

Investment Impairments

Our publicly traded equity securities are reflected in the Consolidated Balance Sheets at a fair value of $814 million as of April 29, 2006, compared with $941 million as of July 30, 2005. See Note 6 to the Consolidated Financial Statements. We recognize an impairment charge when the declines in the fair values of our publicly traded equity securities below their cost basis are judged to be other-than-temporary. The ultimate value realized on these equity securities is subject to market price volatility until they are sold. We consider various factors in determining whether we should recognize an impairment charge, including the length of time and extent to which the fair value has been less than our cost basis, the financial condition and near-term prospects of the investee, and our intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value. Our ongoing consideration of these factors could result in additional impairment charges in the future, which could adversely affect our net income. There were no impairment charges on publicly traded equity securities for the first nine months of fiscal 2006. The impairment charge on publicly traded equity securities for the first nine months of fiscal 2005 was $5 million.

We also have investments in privately held companies, some of which are in the startup or development stages. As of April 29, 2006, our investments in privately held companies were $548 million, compared with $421 million as of July 30, 2005, and were included in other assets. See Note 4 to the Consolidated Financial Statements. We monitor these investments for impairment and make appropriate reductions in carrying values if we determine an impairment charge is required, based primarily on the financial condition and near-term prospects of these companies. These investments are inherently risky because the markets for the technologies or products these companies are developing are typically in the early stages and may never materialize. Our impairment charges on investments in privately held companies were $2 million and $6 million during the third quarter of fiscal 2006 and 2005, respectively, and were $13 million and $29 million for the first nine months of fiscal 2006 and 2005, respectively.

Goodwill Impairments

Our methodology for allocating the purchase price relating to purchase acquisitions is determined through established valuation techniques in the high-technology communications equipment industry. Goodwill is measured as the excess of the cost of acquisition over the sum of the amounts assigned to tangible and identifiable intangible assets acquired less liabilities assumed. We perform goodwill impairment tests on an annual basis and between annual tests in certain circumstances for each reporting unit. The goodwill recorded in the Consolidated Balance Sheets as of April 29, 2006 and July 30, 2005 was $9.2 billion and $5.3 billion, respectively. In response to changes in industry and market conditions, we could be required to strategically realign our resources and consider restructuring, disposing of, or otherwise exiting businesses, which could result in an impairment of goodwill. Beginning in fiscal 2006, the reportable segments were changed to the following theaters: United States and Canada; European Markets; Emerging Markets; Asia Pacific; and Japan. As a result, we reallocated goodwill at July 31, 2005 to these reportable segments. There was no impairment of goodwill during the first nine months of fiscal 2006 or fiscal 2005.

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

Our effective tax rates differ from the statutory rate primarily due to acquisition-related costs, stock-based compensation, research and experimentation tax credits, state taxes, and the tax impact of foreign operations. The effective tax rate was 22.7% in the third quarter of fiscal 2006 and 26.4% for the first nine months of fiscal 2006. The effective tax rate was 28.6% for the third quarter and first nine months of fiscal 2005. Our future effective tax rates could be adversely affected by earnings being lower than anticipated in countries where we have lower statutory rates and higher than anticipated in countries where we have higher statutory rates, by changes in the valuation of our deferred tax assets or liabilities, or by changes in tax laws, regulations, accounting principles, or interpretations thereof. In addition, we are subject to the continuous examination of our income tax returns by the Internal Revenue Service and other tax authorities. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes.

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

	Three Months Ended				Nine Months Ended
	April 29, 2006	April 30, 2005	Variance in Dollars	Variance in Percent	April 29, 2006	April 30, 2005	Variance in Dollars	Variance in Percent
Net sales:
United States and Canada	$4,138	$3,313	$825	24.9%	$11,258	$9,713	$1,545	15.9%
Percentage of net sales	56.5%	53.6%			54.9%	53.3%
European Markets	1,595	1,479	116	7.8%	4,496	4,215	281	6.7%
Percentage of net sales	21.8%	23.9%			21.9%	23.1%
Emerging Markets	604	410	194	47.3%	1,760	1,302	458	35.2%
Percentage of net sales	8.2%	6.6%			8.6%	7.2%
Asia Pacific	648	603	45	7.5%	2,003	1,792	211	11.8%
Percentage of net sales	8.9%	9.7%			9.8%	9.8%
Japan	337	382	(45)	(11.8)%	983	1,198	(215)	(17.9)%
Percentage of net sales	4.6%	6.2%			4.8%	6.6%

Total	$7,322	$6,187	$1,135	18.3%	$20,500	$18,220	$2,280	12.5%

Net sales during the three and nine months ending April 29, 2006 included $407 million of sales relating to the acquisition of Scientific-Atlanta, which consisted of $386 million in product revenue and $21 million in service revenue.

The following table is a breakdown of net sales between product and service revenue (in millions, except percentages):

	Three Months Ended				Nine Months Ended
	April 29, 2006	April 30, 2005	Variance in Dollars	Variance in Percent	April 29, 2006	April 30, 2005	Variance in Dollars	Variance in Percent
Net sales:
Product	$6,155	$5,189	$966	18.6%	$17,183	$15,328	$1,855	12.1%
Service	1,167	998	169	16.9%	3,317	2,892	425	14.7%

Total	$7,322	$6,187	$1,135	18.3%	$20,500	$18,220	$2,280	12.5%

Net Product Sales by Theater

The increase in net product sales was due to the impact of the continued gradual recovery in the global economic environment coupled with increased information technology-related capital spending in our enterprise, service provider, commercial, and consumer markets, and the acquisition of Scientific-Atlanta. The following table is a breakdown of net product sales by theater (in millions, except percentages):

	Three Months Ended				Nine Months Ended
	April 29, 2006	April 30, 2005	Variance in Dollars	Variance in Percent	April 29, 2006	April 30, 2005	Variance in Dollars	Variance in Percent
Net product sales:
United States and Canada	$3,339	$2,611	$728	27.9%	$8,953	$7,660	$1,293	16.9%
Percentage of net product sales	54.3%	50.3%			52.1%	50.0%
European Markets	1,391	1,307	84	6.4%	3,960	3,743	217	5.8%
Percentage of net product sales	22.6%	25.2%			23.0%	24.4%
Emerging Markets	557	375	182	48.5%	1,630	1,202	428	35.6%
Percentage of net product sales	9.0%	7.2%			9.5%	7.8%
Asia Pacific	572	543	29	5.3%	1,780	1,619	161	9.9%
Percentage of net product sales	9.3%	10.5%			10.4%	10.6%
Japan	296	353	(57)	(16.1)%	860	1,104	(244)	(22.1)%
Percentage of net product sales	4.8%	6.8%			5.0%	7.2%

Total	$6,155	$5,189	$966	18.6%	$17,183	$15,328	$1,855	12.1%

The increase in net product sales in the United States and Canada theater was due to an increase in net product sales to all of our customer markets, led by strength in the enterprise, service provider and commercial markets, and the acquisition of Scientific-Atlanta, which contributed approximately $310 million of net product sales in this theater during the third quarter and first nine months of fiscal 2006. However, sales to the U.S. federal government grew at a slower rate. We believe our sales to the U.S. federal government remain subject to a possible realignment of government spending priorities and timing of budget roll-outs, which could adversely affect these sales in future periods. The increase in net product sales in the European Markets theater was due to continued improvement in net product sales in Germany and France and also included the net product revenue from Scientific-Atlanta of approximately $30 million during the third quarter and first nine months of fiscal 2006. Net product sales in the Emerging Markets theater increased primarily as a result of continued product deployment by service providers and growth in enterprise markets and reflects the commonality of opportunities in our Emerging Markets theater. Net product sales relating to Scientific-Atlanta included in the Emerging Markets theater were approximately $35 million during the third quarter and first nine months of fiscal 2006. The increase in net product sales in Asia Pacific occurred primarily as a result of continued infrastructure builds, broadband acceleration, and investments by Asian telecommunication carriers, especially in China, India, Australia, and New Zealand. Net product sales in the Japan theater have continued to be characterized by cautious spending from the service providers. Although we continue to face ongoing economic and other challenges in the theater, the Japan theater did experience an increase in net product sales relative to the second quarter of fiscal 2006.

Net Product Sales by Groups of Similar Products

The following table presents net sales for groups of similar products (in millions, except percentages):

	Three Months Ended				Nine Months Ended
	April 29, 2006	April 30, 2005	Variance in Dollars	Variance in Percent	April 29, 2006	April 30, 2005	Variance in Dollars	Variance in Percent
Net product sales:
Routers	$1,519	$1,443	$76	5.3%	$4,356	$4,023	$333	8.3%
Percentage of net product sales	24.7%	27.8%			25.4%	26.3%
Switches	2,691	2,385	306	12.8%	7,999	7,330	669	9.1%
Percentage of net product sales	43.7%	46.0%			46.5%	47.8%
Advanced Technologies	1,688	1,189	499	42.0%	4,223	3,421	802	23.4%
Percentage of net product sales	27.4%	22.9%			24.6%	22.3%
Other	257	172	85	49.4%	605	554	51	9.2%
Percentage of net product sales	4.2%	3.3%			3.5%	3.6%

Total	$6,155	$5,189	$966	18.6%	$17,183	$15,328	$1,855	12.1%

Routers

The increase in net product sales related to routers in the third quarter and first nine months of fiscal 2006 was due to higher revenue from all of our router categories. Our sales of high-end routers, which represent a larger proportion of our total router sales compared with midrange and low-end routers, increased by approximately $25 million and approximately $170 million over the third quarter and first nine months of fiscal 2005, respectively. Our high-end router sales are primarily to service providers, which tend to make large and sporadic purchases.

Sales of our midrange and low-end routers collectively increased by approximately $55 million and $160 million over the same periods. In fiscal 2005, we introduced the integrated services router. For the third quarter and first nine months of fiscal 2006, sales of integrated services routers represented approximately 45% and 41%, respectively, of our total revenue from midrange and low-end routers compared with approximately 30% and 16% of our total revenue from midrange and low-end routers in the respective periods of fiscal 2005.

Switches

The increase in net product sales related to switches in both the third quarter and first nine months of fiscal 2006 was due to sales of local-area network (LAN) fixed switches and LAN modular switches. The increase in sales of LAN switches was a result of the continued adoption of new technologies by our customers, resulting in higher sales of our high-end modular switches, the Catalyst 6500 Series, and fixed switches, including Cisco Catalyst 3560 Series and Cisco Catalyst 3750 Series.

Advanced Technologies

Sales of our advanced technologies included net product sales of $361 million related to Scientific-Atlanta during the third quarter of fiscal 2006. The product revenue from Scientific-Atlanta increased sales of advanced technologies by approximately 30% and 11% for the third quarter and first nine month period comparisons, respectively.

Enterprise IP communications sales increased by approximately $75 million and $220 million from the third quarter and first nine months of fiscal 2005, respectively, primarily due to sales of IP phones and associated software as our customers transitioned from an analog-based to an IP-based infrastructure. Sales of security products increased by approximately $25 million and $100 million during the third quarter and first nine months of fiscal 2006, respectively, primarily due to module and line-card sales related to our routers and LAN modular switches as customers continued to emphasize network security. Sales of storage area networking products increased by approximately $20 million and $70 million during the third quarter and first nine months of fiscal 2006, respectively. Wireless LAN product sales increased by approximately $45 million and $95 million, respectively, during the same periods. Storage area networking and wireless LAN product sales increased primarily due to new customers and continued deployments with existing customers. Home networking product sales increased by approximately $65 million and $105 million during the third quarter and first nine months of fiscal 2006, respectively, primarily due to the growth of our wireless and wired router businesses, and the acquisition of Scientific-Atlanta which contributed approximately $45 million of home networking product sales during the third quarter and first nine months . We experienced continued weakness in optical sales during the third quarter, with sales decreasing by approximately $10 million and $70 million, compared to the third quarter and first nine months of fiscal 2005, respectively. The acquisition of Scientific-Atlanta contributed approximately $25 million of optical product sales during the third quarter and first nine months of fiscal 2006. Our sales of optical products will no longer be included in our Advanced Technologies product category beginning in fiscal 2007. Sales of video systems products of approximately $290 million in the third quarter of fiscal 2006 were primarily related to the acquisition of Scientific-Atlanta. Video systems include solutions and systems dedicated to enable video-specific systems, including both transmission and subscriber equipment, sold directly to service providers. Application networking services products and hosted small-business systems, which were identified as advanced technologies in the second quarter of fiscal 2006, did not represent a significant amount of revenue for either period.

Other Product Revenue

Sales of our other products included net product sales of $25 million related to Scientific-Atlanta during the third quarter of fiscal 2006. The remaining increase in other product revenue was primarily due to the strength in sales of our cable solutions to service providers.

Factors That May Impact Net Product Sales

Net product sales may continue to be affected by changes in the geopolitical environment and global economic conditions; competition, including price-focused competitors from Asia, especially China; new product introductions; sales cycles and product implementation cycles; changes in the mix of our customers between service provider and enterprise markets; changes in the mix of direct sales and indirect sales; variations in sales channels; and final acceptance criteria of the product, system, or solution as specified by the customer. In addition, sales to the service provider market have been characterized by large and often sporadic purchases, especially relating to our router sales and sales of certain of our advanced technologies. In addition, service provider customers typically have longer implementation cycles, require a broader range of services, including network design services, and often have acceptance provisions that can lead to a delay in revenue recognition. To improve customer satisfaction, we continue to focus on managing our manufacturing lead-time performance, which may result in corresponding reductions in order backlog. A decline in backlog levels could result in more variability and less predictability in our quarter-to-quarter net sales and operating results. Net product sales may also be adversely affected by fluctuations in demand for our products, especially with respect to Internet businesses and telecommunications service providers, price and product competition in the communications and networking industries, introduction and market acceptance of new technologies and products, adoption of new networking standards, and financial difficulties experienced by our customers. We may, from time to time, experience manufacturing issues that create a delay in our suppliers’ ability to provide specific components, resulting in delayed shipments. To the extent that manufacturing issues and any related component shortages, including those caused by any possible disruption related to our recently announced transition to lean manufacturing, result in delayed shipments in the future, and particularly in periods when we and our suppliers are operating at higher levels of capacity, it is possible that revenue for a quarter could be adversely affected if such matters are not remediated within the same quarter. For additional factors that may impact net product sales, see the following section entitled “Risk Factors.”

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

Gross Margin

The following table shows the gross margin for each theater (in millions, except percentages):

	Three Months Ended				Nine Months Ended
	Amount		Percentage		Amount		Percentage
	April 29, 2006	April 30, 2005	April 29, 2006	April 30, 2005	April 29, 2006	April 30, 2005	April 29, 2006	April 30, 2005
Gross margin:
United States and Canada	$2,642	$2,188	63.8%	66.0%	$7,361	$6,385	65.4%	65.7%
European Markets	1,037	1,011	65.0%	68.4%	3,028	2,896	67.3%	68.7%
Emerging Markets	395	281	65.4%	68.5%	1,209	913	68.7%	70.1%
Asia Pacific	413	400	63.7%	66.3%	1,308	1,205	65.3%	67.2%
Japan	239	255	70.9%	66.8%	696	804	70.8%	67.1%

Total	$4,726	$4,135	64.5%	66.8%	$13,602	$12,203	66.4%	67.0%

The decrease in gross margins was primarily related to the acquisition of Scientific-Atlanta, which decreased gross margins by approximately 2% and 1% for the three and nine month period comparisons, respectively. Net sales for Scientific-Atlanta were primarily related to the United States and Canada theater.

The following table shows the gross margin for products and services (in millions, except percentages):

	Three Months Ended				Nine Months Ended
	Amount		Percentage		Amount		Percentage
	April 29, 2006	April 30, 2005	April 29, 2006	April 30, 2005	April 29, 2006	April 30, 2005	April 29, 2006	April 30, 2005
Gross margin:
Product	$3,962	$3,492	64.4%	67.3%	$11,465	$10,316	66.7%	67.3%
Service	764	643	65.5%	64.4%	2,137	1,887	64.4%	65.2%

Total	$4,726	$4,135	64.5%	66.8%	$13,602	$12,203	66.4%	67.0%

Product Gross Margin

Product gross margin during the third quarter of fiscal 2006 includes the effect of $57 million of stock-based compensation expense related to employee stock options and employee stock purchases under SFAS 123(R), amortization of purchased intangible assets, and inventory adjustments related to purchase accounting, which reduced product gross margin percentage by 0.9%. The remaining decrease in product gross margin during the third quarter was due to the following factors. Changes in the mix of products sold decreased product gross margin by approximately 4.0%, with 2.5% of this decrease being related to the inclusion of net product sales from Scientific-Atlanta and the remainder being due to sales of certain switching and routing products. Sales discounts and rebates decreased product gross margin by approximately 0.5%. Lower overall manufacturing costs related to lower component costs and value engineering and other manufacturing related costs increased product gross margin by approximately 1.5%. Value engineering is the process by which production costs are reduced through component redesign, board configuration, test processes, and transformation processes. Higher shipment volume also increased product gross margin by 1.0%.

Product gross margin during the first nine months of fiscal 2006 includes the effect on our product cost of sales of $87 million of stock-based compensation expense related to employee stock options and employee stock purchases under SFAS 123(R), amortization of purchased intangible assets on our product cost of sales, and inventory adjustments related to purchase accounting, which reduced product gross margin percentage by 0.5% during the period. Changes in the mix of products sold decreased product gross margin by approximately 2.0%, with 1.0% of this decrease being related to the inclusion of net product sales from Scientific-Atlanta and the remainder being due to sales of certain switching products. Sales discounts and rebates decreased product gross margin by approximately 0.5%. Lower overall manufacturing costs related to lower component costs and value engineering and other manufacturing related costs increased product gross margin by approximately 1.5%. Higher shipment volume also increased product gross margin by 1.0%.

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

Service Gross Margin

Service gross margin during the third quarter and first nine months of fiscal 2006 includes the effect on our service costs of sales of $28 million and $90 million, respectively, of stock-based compensation expense related to employee stock options and employee stock purchases under SFAS 123(R), which reduced service gross margin percentage by 2.4% and 2.7% during the respective periods. There was no stock-based compensation expense related to employee stock options and employee stock purchases in the corresponding periods of fiscal 2005. Our service gross margins benefited from higher revenue on a relatively stable cost base. Our service gross margin from technical support services is higher than the service gross margins from our advanced services. Service gross margin will typically experience some variability over time due to various factors such as the change in mix between technical support services and advanced services, as well as the timing of technical support service contract initiations and renewals and the timing of our adding personnel and resources to support this business. Our revenue from advanced services may continue to increase to a higher proportion of total service revenue due to our continued focus on providing comprehensive support to our customers’ networking devices, applications, and infrastructures.

Stock-Based Compensation Expense

On July 31, 2005, we adopted SFAS 123(R), which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors including employee stock options and employee stock purchases based on estimated fair values. The following table summarizes stock-based compensation expense related to employee stock options and employee stock purchases under SFAS 123(R) for the three and nine months ended April 29, 2006 which was allocated as follows (in millions):

	Three Months Ended		Nine Months Ended
	April 29, 2006	April 30, 2005	April 29, 2006	April 30, 2005
Cost of sales—product	$11	$—	$41	$—
Cost of sales—service	28	—	90	—

Stock-based compensation expense included in cost of sales	39	—	131	—
Research and development	86	—	279	—
Sales and marketing	107	—	340	—
General and administrative	29	—	89	—

Stock-based compensation expense included in operating expenses	222	—	708	—
Total stock-based compensation expense related to employee stock options and employee stock purchases	261	—	839	—
Tax benefit	(73)	—	(235)	—

Stock-based compensation expense related to employee stock options and employee stock purchases, net of tax	$188	$—	$604	$—

Stock-based compensation related to acquisitions and investments of $23 million and $75 million for the three and nine months ended April 29, 2006, respectively is disclosed in Note 3 and is not included in the above table. There was no stock-based compensation expense recognized for the three or nine months ended April 30, 2005 other than as related to acquisitions and investments.

Research and Development, Sales and Marketing, and General and Administrative Expenses

R&D, sales and marketing, and G&A expenses are summarized in the following table (in millions, except percentages):

	Three Months Ended				Nine Months Ended
	April 29, 2006	April 30, 2005	Variance in Dollars	Variance in Percent	April 29, 2006	April 30, 2005	Variance in Dollars	Variance in Percent
Research and development	$1,041	$823	$218	26.5%	$3,003	$2,439	$564	23.1%
Percentage of net sales	14.2%	13.3%			14.6%	13.4%
Sales and marketing	1,547	1,190	357	30.0%	4,431	3,452	979	28.4%
Percentage of net sales	21.1%	19.2%			21.6%	18.9%
General and administrative	298	244	54	22.1%	858	702	156	22.2%
Percentage of net sales	4.1%	3.9%			4.2%	3.9%

Total	$2,886	$2,257	$629	27.9%	$8,292	$6,593	$1,699	25.8%

Percentage of net sales	39.4%	36.5%			40.4%	36.2%

R&D expenses increased during the third quarter and first nine months of fiscal 2006 primarily due to higher headcount-related expenses reflecting our continued investment in R&D efforts in routers, switches, advanced technologies and other product technologies, the effect of stock-based compensation expense related to employee stock options and employee stock purchases under SFAS 123(R), and the acquisition of Scientific-

Atlanta, which contributed $36 million of additional R&D expenses. We have also continued to purchase or license technology in order to bring a broad range of products to market in a timely fashion. If we believe that we are unable to enter a particular market in a timely manner with internally developed products, we may license technology from other businesses or acquire businesses as an alternative to internal R&D. All of our R&D costs have been expensed as incurred.

During the third quarter and first nine months of fiscal 2006, sales and marketing expenses increased primarily due to increases in sales expenses of approximately $290 million and $830 million, respectively. Sales expenses in both periods increased primarily due to an increase in headcount-related expenses, an increase in sales program expenses, and the acquisition of Scientific-Atlanta, which contributed $13 million of additional sales expenses. Sales expenses also reflect stock-based compensation expense related to employee stock options and employee stock purchases under SFAS 123(R) of $82 million and $268 million during the third quarter and first nine months of fiscal 2006, respectively. Marketing expenses include $25 million and $72 million of stock-based compensation expense related to employee stock options and employee stock purchases under SFAS 123(R) during the same periods. Scientific-Atlanta contributed $10 million of additional marketing expenses during the third quarter and first nine months of fiscal 2006.

General and administrative expenses during the respective periods increased primarily because of stock-based compensation expense related to employee stock options and employee stock purchases under SFAS 123(R), and the acquisition of Scientific-Atlanta, which included $16 million of additional general and administrative expenses during the third quarter and first nine months of fiscal 2006.

Our headcount increased by 8,631 employees during the third quarter of fiscal 2006, and by 9,883 employees during the first nine months of fiscal 2006. Our quarter-end headcount increased by 11,246 employees over the end of the third quarter of fiscal 2005. Acquisitions accounted for approximately 7,900 of the quarter-end headcount increase. Our headcount is expected to increase, especially our planned investments in sales headcount, as we continue to focus on five key areas: the commercial market segment; additional sales coverage; advanced technologies; our evolving support model; and the Emerging Markets theater. As a result, if we do not achieve the benefits anticipated from these investments, our operating results may be adversely affected.

Amortization of Purchased Intangible Assets

Amortization of purchased intangible assets included in operating expenses was $99 million in the third quarter of fiscal 2006, compared with $54 million in the third quarter of fiscal 2005. Amortization of purchased intangible assets included in operating expenses was $214 million in the first nine months of fiscal 2006, compared with $171 million in the first nine months of fiscal 2005.

For additional information regarding purchased intangibles, see Note 3 to the Consolidated Financial Statements. Amortization of purchased intangible assets included in cost of sales was $24 million in the third quarter and first nine months of fiscal 2006. There was no amortization of purchased intangible assets included in cost of sales during fiscal 2005.

In-Process Research and Development

Our methodology for allocating the purchase price relating to purchase acquisitions to in-process R&D is determined through established valuation techniques in the high-technology communications equipment industry. In-process R&D expense in the third quarter of fiscal 2006 and fiscal 2005 was $88 million and $6 million, respectively. In-process R&D expense in the first nine months of fiscal 2006 and fiscal 2005 was $90 million and $20 million, respectively. See Note 3 to the Consolidated Financial Statements for additional information regarding the acquisitions completed in the first nine months of fiscal 2006 and the in-process R&D recorded for each acquisition. In-process R&D was expensed upon acquisition because technological feasibility had not been established and no future alternative uses existed. The acquisition of Scientific-Atlanta accounted for $88 million of the in-process R&D during the third quarter and first nine months of fiscal 2006, which related primarily to projects associated with Scientific-Atlanta’s advanced models of digital set-tops, network software enhancements and upgrades, and data products and transmission products.

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

The following table summarizes the key assumptions underlying the valuation for our purchase acquisitions completed in the first nine months of fiscal 2006 for which in-process R&D was recorded (in millions, except percentages):

Acquisition	In-Process R&D Expense	Estimated Cost to Complete Technology at Time of Acquisition	Risk-Adjusted Discount Rate for In-Process R&D
KiSS Technology A/S	$2	$1	22%
Scientific-Atlanta, Inc.	88	93	17%

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

Interest and Other Income, Net

The components of interest income, net, are as follows (in millions):

	Three Months Ended		Nine Months Ended
	April 29, 2006	April 30, 2005	April 29, 2006	April 30, 2005
Interest income	$202	$142	$524	$399
Interest expense	(60)	—	(60)	—

Total	$142	$142	$464	$399

The increase in interest income during the third quarter of fiscal 2006 was attributable to higher average balances of cash, cash equivalents and investments and higher average interest rates as compared to the same period of fiscal 2005. The increase in interest income for the first nine months of fiscal 2006 was attributable to higher average interest rates as compared to the corresponding period of fiscal 2005. The interest expense was attributable to the issuance of $6.5 billion in senior unsecured notes during the third quarter of fiscal 2006.

The components of other income, net, are as follows (in millions):

	Three Months Ended		Nine Months Ended
	April 29, 2006	April 30, 2005	April 29, 2006	April 30, 2005
Net gains (losses) on investments in fixed income and publicly traded equity securities	$34	$6	$20	$86
Impairment charges on publicly traded equity securities	—	—	—	(5)
Net gains on investments in privately held companies	21	9	67	31
Impairment charges on investments in privately held companies	(2)	(6)	(13)	(29)

Net gains and impairment charges on investments	53	9	74	83
Other	(36)	(1)	(57)	(18)

Total	$17	$8	$17	$65

The other losses of $36 million and $57 million for the third quarter and the first nine months of fiscal 2006, respectively, consisted primarily of contributions of publicly traded equity securities and products to charitable organizations.

Provision for Income Taxes

The effective tax rate was 22.7% for the third quarter of fiscal 2006 and 26.4% for the first nine months of fiscal 2006. The effective tax rate was 28.6% for the third quarter and first nine months of fiscal 2005. The effective tax rate differs from the statutory rate primarily due to acquisition-related costs, stock-based compensation, research and experimentation tax credits, state taxes, and the tax impact of foreign operations. The tax provision rate for the third quarter and first nine months of fiscal 2006 included a benefit of approximately $124 million from the favorable settlement of a tax audit in a foreign jurisdiction.

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

On October 22, 2004, the American Jobs Creation Act of 2004 (the “Jobs Creation Act”) was signed into law. The Jobs Creation Act created a temporary incentive for U.S. corporations to repatriate accumulated income earned abroad by providing an 85 percent dividends received deduction for certain dividends from controlled foreign corporations. In the first nine months of fiscal 2006, we distributed cash from our foreign subsidiaries and will report an extraordinary dividend (as defined in the Jobs Creation Act) of $1.2 billion and a related tax liability of approximately $63 million in our fiscal 2006 federal income tax return. This amount was previously provided for in the provision for income taxes and is included in income taxes payable.

Liquidity and Capital Resources

The following sections discuss the effects of changes in our balance sheet and cash flows, contractual obligations, other commitments, and the stock repurchase program on our liquidity and capital resources.

Balance Sheet and Cash Flows

Cash and Cash Equivalents and Investments

The following table summarizes our cash and cash equivalents and investments (in millions):

	April 29, 2006	July 30, 2005	Increase (Decrease)
Cash and cash equivalents	$4,237	$4,742	$(505)
Fixed income securities	12,860	10,372	2,488
Publicly traded equity securities and mutual funds	1,086	941	145

Total	$18,183	$16,055	$2,128

The increase in cash and cash equivalents and investments was primarily a result of approximately $6.5 billion of cash provided by the issuance of debt, cash provided by operating activities of $5.6 billion, and cash provided by the issuance of common stock of $1.3 billion related to employee stock option exercises and employee stock purchases, offset by acquisitions of businesses of $5.2 billion, net of cash and investments acquired, the repurchase of common stock of $5.5 billion, and capital expenditures of $595 million.

Effective October 29, 2005, we changed the method of classification of our investments previously classified as long-term investments to current assets, and prior period balances have been reclassified to conform to the current period’s presentation. This new method classifies these securities as current or long-term based on the nature of the securities and the availability for use in current operations while the prior classification was based on the maturities of the investments. We believe this method is preferable because it is more reflective of our assessment of the overall liquidity position. In conjunction with this change in classification of investments, we changed the classification of deferred taxes related to the unrealized gains and losses on long-term investments from noncurrent assets to current assets.

As of April 29, 2006, the majority of our cash and cash equivalents and investments were held outside of the United States in certain of our foreign subsidiaries. If these cash and cash equivalents and investments were distributed to the United States in the form of dividends or otherwise, we would be subject to additional U.S. income taxes (subject to an adjustment for foreign tax credits) and foreign withholding taxes.

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

Accounts Receivable, Net

The following table summarizes our accounts receivable, net (in millions):

	April 29, 2006	July 30, 2005	Increase (Decrease)
Accounts receivable, net	$2,980	$2,216	$764

The increase in accounts receivable was due to increased sales and the addition of $248 million of accounts receivable related to Scientific-Atlanta. Days sales outstanding (DSO) in accounts receivable as of April 29, 2006 and July 30, 2005 were 36 days and 31 days, respectively. Our accounts receivable and DSO are primarily impacted by shipment linearity and collections performance. A steady level of shipments and good collections performance will result in reduced DSO compared with a higher level of shipments toward the end of a quarter, which will result in a shorter amount of time to collect the related accounts receivable and increased DSO.

Inventories

The following table summarizes our inventories (in millions):

	April 29, 2006	July 30, 2005	Increase (Decrease)
Raw materials	$164	$82	$82
Work in process	336	431	(95)
Finished goods:
Distributor inventory and deferred cost of sales	411	385	26
Manufacturing finished goods	208	184	24

Total finished goods	619	569	50
Service-related spares	158	180	(22)
Demonstration systems	36	35	1

Total	$1,313	$1,297	$16

Annualized inventory turns were 7.7 in the third quarter of fiscal 2006, which includes the effect on our cost of sales of $39 million of stock-based compensation expense related to employee stock options and employee stock purchases under SFAS 123(R), amortization of purchased intangible assets of $24 million, and $22 million of inventory adjustments related to purchase accounting on our product cost of sales. Annualized inventory turns were 6.6 in the fourth quarter of fiscal 2005. Our finished goods consist of distributor inventory and deferred cost of sales and manufacturing finished goods. Distributor inventory and deferred cost of sales are related to unrecognized revenue on shipments to distributors and retail partners and shipments to enterprise and service provider customers. Manufacturing finished goods consist primarily of build-to-order and build-to-stock products, including home networking products. Service-related spares consist of reusable equipment related to our technical support and warranty activities. All inventories are accounted for at the lower of cost or market.

In the third quarter of fiscal 2006, we began the first phase of transition to what we refer to as a lean manufacturing model. Lean manufacturing is an industry-standard model that seeks to drive efficiency and flexibility in manufacturing processes and in the broader supply chain. Over time, consistent with what we have experienced thus far, we expect this process will result in incremental increases in purchase commitments with corresponding decreases in core manufacturing inventory.

Inventory management remains an area of focus as we balance the need to maintain strategic inventory levels to ensure competitive lead times against the risk of inventory obsolescence because of rapidly changing technology and customer requirements. We believe the amount of our inventory is appropriate for our current revenue levels.

Deferred Revenue

The breakdown of deferred revenue at April 29, 2006 and July 30, 2005 was as follows (in millions):

	April 29, 2006	July 30, 2005	Increase (Decrease)
Service	$3,938	$3,618	$320
Product
Unrecognized revenue on product shipment and other deferred revenue	1,145	1,201	(56)
Cash receipts related to unrecognized revenue from two-tier distributors	405	223	182

	1,550	1,424	126

Total	$5,488	$5,042	$446

Reported as:
Current	$4,300	$3,854	$446
Noncurrent	1,188	1,188	—

Total	$5,488	$5,042	$446

The increase in deferred revenue is primarily a result of increased deferred service revenue, which reflects a seasonal increase in the volume of technical support contract initiations and renewals partially offset by the ongoing amortization of deferred service revenue.

Contractual Obligations

Long-Term Debt

The following table summarizes our long-term debt (in millions):

	April 29, 2006	July 30, 2005	Increase (Decrease)
2009 Notes	$500	$—	$500
2011 Notes	3,000	—	3,000
2016 Notes	3,000	—	3,000
Other	5	—	5

Aggregate principal amount	6,505	—	6,505
Unamortized discount	(19)	—	(19)
SFAS 133 fair value adjustment	(140)	—	(140)

Total	$6,346	$—	$6,346

In February 2006, we issued $500 million of senior floating interest rate notes due 2009 (the “2009 Notes”), $3.0 billion of 5.25% senior notes due 2011 (the “2011 Notes”) and $3.0 billion of 5.50% senior notes due 2016 (the “2016 Notes”), for an aggregate principal amount of $6.5 billion. The 2011 Notes and the 2016 Notes are redeemable by us at any time, subject to a make-whole premium. To achieve our interest rate risk management objectives, we entered into $6.0 billion notional amount of interest rate swaps. In effect, these swaps convert the fixed interest rates of the 2011 Notes and the 2016 Notes to floating interest rates based on LIBOR. Higher interest rates would result in increased interest expense. We presently mitigate this risk by investing a portion of our interest bearing assets in instruments with similar interest rate characteristics as the swapped debt. Gains and losses in the value of the interest rate swaps offset changes in the fair value of the underlying debt. See Note 8 to the Consolidated Financial Statements. As of April 29, 2006, we were in compliance with all debt-related covenants.

Operating Leases

We lease office space in several U.S. locations, as well as locations in Canada and all of our geographic segments. The future minimum lease payments under all our noncancelable operating leases with an initial term in excess of one year as of April 29, 2006 were $1.2 billion. For additional information see Note 8 to the Consolidated Financial Statements.

Purchase Commitments with Contract Manufacturers and Suppliers

We purchase components from a variety of suppliers and use several contract manufacturers to provide manufacturing services for our products. During the normal course of business, in order to manage manufacturing lead times and help assure adequate component supply, we enter into agreements with contract manufacturers and suppliers that either allow them to procure inventory based upon criteria as defined by us or that establish the parameters defining our requirements. In certain instances, these agreements allow us the option to cancel, reschedule, and adjust our requirements based on our business needs prior to firm orders being placed. Consequently, only a portion of our reported purchase commitments arising from these agreements is firm, noncancelable, and unconditional commitments. As of April 29, 2006, we had total purchase commitments for inventory of approximately $1.7 billion, compared with $954 million as of July 30, 2005. Approximately $250 million of the increase in purchase commitments for inventory was a result of the addition of Scientific-Atlanta. The initial implementation of the lean manufacturing model also increased the amount of our purchase commitments by approximately $150 million, and the remaining increase in purchase commitments was primarily attributable to our higher sales.

In addition to the above, we record a liability for firm, noncancelable, and unconditional purchase commitments for quantities in excess of our future demand forecasts consistent with our allowance for inventory. As of April 29, 2006, the liability for these firm, noncancelable, and unconditional purchase commitments was $153 million, compared with $107 million as of July 30, 2005, and was included in other accrued liabilities.

Other Commitments

We have entered into an agreement to invest approximately $800 million in venture funds managed by SOFTBANK Corp. and its affiliates (“SOFTBANK”) that are required to be funded on demand. The total commitment is to be invested in venture funds and as senior debt with entities as directed by SOFTBANK. Our commitment to fund the senior debt is contingent upon the achievement of certain agreed-upon milestones. As of April 29, 2006, we had invested $516 million in the venture funds pursuant to the commitment, compared with $414 million as of July 30, 2005. In addition, as of April 29, 2006, we had invested $49 million in the senior debt pursuant to the commitment, all of which has been repaid. As of July 30, 2005, we had invested $49 million in the senior debt pursuant to the commitment, of which $47 million had been repaid.

We also have certain other funding commitments related to our privately held investments that are based on the achievement of certain agreed-upon milestones. The funding commitments were approximately $46 million as of April 29, 2006, compared with approximately $56 million as of July 30, 2005.

Off-Balance Sheet Arrangements

We consider our investments in unconsolidated variable interest entities to be off-balance sheet arrangements. In the ordinary course of business, we have investments in privately held companies and provide financing to certain customers through our wholly owned subsidiaries, which may be considered to be variable interest entities. We have evaluated our investments in these privately held companies and customer financings and have determined that there were no significant unconsolidated variable interest entities as of April 29, 2006.

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

Stock Repurchase Program

In September 2001, our Board of Directors authorized a stock repurchase program. As of April 29, 2006, our Board of Directors had authorized the repurchase of up to $35 billion of common stock under this program. During the first nine months of fiscal 2006, we repurchased and retired 296 million shares of Cisco common stock at an average price of $18.48 per share for an aggregate purchase price of $5.5 billion. As of April 29, 2006, we had repurchased and retired 1.8 billion shares of Cisco common stock for an average price of $18.21 per share for an aggregate purchase price of $32.6 billion since inception of the stock repurchase program, and the remaining authorized amount for stock repurchases under this program was $2.4 billion with no termination date.

The purchase price for the shares of our common stock repurchased was reflected as a reduction to shareholders’ equity. In accordance with Accounting Principles Board Opinion No. 6, “Status of Accounting Research Bulletins,” we are required to allocate the purchase price of the repurchased shares as a reduction to retained earnings then as a reduction of common stock and additional paid-in capital. Issuance of common stock and the tax benefit related to employee stock option plans are recorded as an increase to common stock and additional paid-in capital.

Liquidity and Capital Resource Requirements

Based on past performance and current expectations, we believe our cash and cash equivalents, investments, and cash generated from operations, as described above, will satisfy our working capital needs, capital expenditures, investment requirements, stock repurchases, contractual obligations, commitments (see Note 8 to the Consolidated Financial Statements), future customer financings, and other liquidity requirements associated with our operations through at least the next 12 months. We have in the past and may in the future have an accumulated deficit as a result of the accounting effect of stock repurchases and this would not be reflective of our financial performance or our liquidity. We believe that the most strategic uses of our cash resources include repurchase of shares, strategic investments to gain access to new technologies, acquisitions, financing activities, and working capital.

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

Our operating results may fluctuate in future periods, which may adversely affect our stock price

Our operating results have been in the past, and will continue to be, subject to quarterly and annual fluctuations as a result of numerous factors. These factors include:

•	Fluctuations in demand for our products and services, especially with respect to Internet businesses and telecommunications service providers, in part due to the changing global economic environment

•	Changes in sales and implementation cycles for our products and reduced visibility into our customers’ spending plans and associated revenue

•	Our ability to maintain appropriate inventory levels and purchase commitments

•	Price and product competition in the communications and networking industries, which can change rapidly due to technological innovation

•	The overall movement toward industry consolidation among both our competitors and our customers

•	The introduction and market acceptance of new technologies and products and our success in new markets, including emerging and advanced technologies, as well as the adoption of new networking standards

•	Variations in sales channels, product costs, or mix of products sold

•	The timing, size, and mix of orders from customers

•	Manufacturing and customer lead times

•	Fluctuations in our gross margins, and the factors that contribute to this as described below

•	Our ability to achieve targeted cost reductions

•	The ability of our customers, channel partners, and suppliers to obtain financing or to fund capital expenditures

•	The timing and amount of employer payroll tax to be paid on our employees’ gains on stock options exercised

•	Actual events, circumstances, outcomes, and amounts differing from judgments, assumptions, and estimates used in determining the values of certain assets (including the amounts of related valuation allowances), liabilities, and other items reflected in our Consolidated Financial Statements

•	How well we execute on our strategy and operating plans

•	Benefits anticipated from our investments in engineering, sales and manufacturing activities

•	Changes in accounting rules, such as recording expenses for employee stock option grants and changes in tax accounting principles

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

Our operating results may be adversely affected by unfavorable economic and market conditions and the uncertain geopolitical environment

Economic conditions worldwide have contributed to slowdowns in the communications and networking industries and may impact our business, resulting in:

•	Reduced demand for our products as a result of continued constraints on information technology-related capital spending by our customers, particularly service providers

•	Increased price competition for our products, not only from our competitors but also as a consequence of customers disposing of unutilized products

•	Risk of excess and obsolete inventories

•	Excess facilities and manufacturing capacity

•	Higher overhead costs as a percentage of revenue and higher interest expense

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

Any of the above factors could have a material adverse impact on our operations and financial results.

We expect gross margin to vary over time, and our level of product gross margin may not be sustainable

Our level of product gross margins may not be sustainable and may continue to be adversely affected by numerous factors, including:

•	Changes in customer, geographic, or product mix, including mix of configurations within each product group

•	Introduction of new products, including products with price-performance advantages

•	Our ability to reduce production costs

•	Entry into new markets, including markets with different pricing and cost structures, through acquisitions, such as our acquisition of Scientific-Atlanta, or internal development

•	Sales discounts

•	Increases in material or labor costs

•	Excess inventory and inventory holding charges

•	Obsolescence charges

•	Changes in shipment volume

•	Loss of cost savings due to changes in component pricing or charges incurred due to inventory holding periods if parts ordering does not correctly anticipate product demand

•	Lower than expected benefits from value engineering

•	Increased price competition, including competitors from Asia, especially China

•	Changes in distribution channels

•	Increased warranty costs

•	How well we execute on our strategy and operating plans

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

Our key manufacturing facilities for Scientific-Atlanta’s products are located in Juarez, Mexico and we may be materially and adversely affected by any type of disaster at this facility.

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

Our competitors include 3Com; Alcatel; Avaya; Avici Systems; Brocade Communications Systems, Inc.; Check Point Software Technologies; Ciena; D-Link Corporation; Dell; Enterasys Networks; Extreme Networks; F5 Networks, Inc.; Force10 Networks, Inc.; Foundry Networks; Fujitsu; Hewlett-Packard Company; Huawei Technologies; Juniper Networks; Lucent Technologies; McDATA Corporation; Motorola, Inc.; NETGEAR, Inc.; Nokia; Nortel Networks; Redback Networks; Siemens AG; Sycamore Networks; and Symbol Technologies, Inc., among others.

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

We have made and expect to continue to make acquisitions that could disrupt our operations and harm our operating results

Our growth depends upon market growth, our ability to enhance our existing products, and our ability to introduce new products on a timely basis. We intend to continue to address the need to develop new products and enhance existing products through acquisitions of other companies, product lines, technologies, and personnel. Acquisitions involve numerous risks, including the following:

•	Difficulties in integrating the operations, systems, technologies, products, and personnel of the acquired companies, particularly companies with large and widespread operations and/or complex products, such as Scientific-Atlanta

•	Diversion of management’s attention from normal daily operations of the business and the challenges of managing larger and more widespread operations resulting from acquisitions

•	Potential difficulties in completing projects associated with in-process research and development

•	Difficulties in entering markets in which we have no or limited direct prior experience and where competitors in such markets have stronger market positions

•	Initial dependence on unfamiliar supply chains or relatively small supply partners

•	Insufficient revenue to offset increased expenses associated with acquisitions

•	The potential loss of key employees, customers, distributors, vendors and other business partners of the companies we acquire following and continuing after announcement of acquisition plans

Acquisitions may also cause us to:

•	Issue common stock that would dilute our current shareholders’ percentage ownership

•	Use a substantial portion of our cash resources or incur debt as we did recently when we issued and sold $6.5 billion in senior unsecured notes to fund our acquisition of Scientific-Atlanta

•	Significantly increase our interest expense, leverage and debt service requirements if we incur additional debt to pay for an acquisition

•	Assume liabilities

•	Record goodwill and nonamortizable intangible assets that will be subject to impairment testing on a regular basis and potential periodic impairment charges

•	Incur amortization expenses related to certain intangible assets

•	Incur large and immediate write-offs and restructuring and other related expenses

•	Become subject to intellectual property or other litigation

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

Due to the global nature of our operations, political or economic changes or other factors in a specific country or region could harm our costs, expenses, and financial condition

We conduct significant sales and customer support operations in countries outside of the United States, maintain a manufacturing facility for a substantial portion of our video systems products in Juarez, Mexico, and also depend on non-U.S. operations of our contract manufacturers and our distribution partners. For the first nine months of fiscal 2006 and the first nine months of fiscal 2005, we derived approximately 48% and 49%, respectively, of our net sales from sales outside the United States. Accordingly, our future results could be materially adversely affected by a variety of uncontrollable and changing factors, including, among others, foreign currency exchange rates; political or social unrest, economic instability or natural disasters in a specific country or region; environmental and trade protection measures and other regulatory requirements, which may affect our ability to import our products to, export our products from, or sell our products in various countries, such as, the Restriction of Hazardous Substances Directive (RoHS) adopted in February 2003 by the European Union; political considerations that affect service provider and government spending patterns; health or similar issues, such as a pandemic or epidemic; difficulties in staffing and managing international operations; and adverse tax consequences, including imposition of withholding or other taxes on payments by subsidiaries. Any or all of these factors could have a material adverse impact on our costs, expenses, and financial condition.

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

Beginning with fiscal 2006, we are required to recognize expense for stock based compensation related to employee stock options and employee stock purchases, and there is no assurance that the expense that we are required to recognize measures accurately the value of our share-based payment awards, and the recognition of this expense could cause the trading price of our common stock to decline

On July 31, 2005, we adopted SFAS 123(R) which requires the measurement and recognition of compensation expense for all stock-based compensation based on estimated fair values. As a result, starting with fiscal 2006, our operating results contain a charge for stock-based compensation expense related to employee stock options and employee stock purchases. This charge is in addition to stock-based compensation expense we have recognized in prior periods related to acquisitions and investments. The application of SFAS 123(R) requires the use of an option-pricing model to determine the fair value of share-based payment awards. This determination of fair value is affected by our stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, our expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviors. Option-pricing models were developed for use in estimating the value of traded options that have no vesting or hedging restrictions and are fully transferable. Because our employee stock options have certain characteristics that are significantly different from traded options, and because changes in the subjective assumptions can materially affect the estimated value, in management’s opinion the existing valuation models may not provide an accurate measure of the fair value of our employee stock options. Although the fair value of employee stock options is determined in accordance with SFAS 123(R) and SAB 107 using an option-pricing model, that value may not be indicative of the fair value observed in a willing buyer/willing seller market transaction.

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

We have issued $6.5 billion of senior unsecured notes, and there can be no assurance that our operating results and financial condition will not be adversely affected

On February 22, 2006, we issued senior unsecured notes in an aggregate principal amount of $6.5 billion that mature at specific dates in 2009, 2011 and 2016. The notes that mature in 2009 bear floating-rate interest payable quarterly while the notes that mature in 2011 and 2016 bear fixed-rate interest payable semi-annually. We have entered into certain interest rate swaps to, in effect, convert the interest rates of the fixed interest notes into floating-rates based on LIBOR. Higher short-term interest rates would accordingly result in increased interest expense. While we presently mitigate this risk by investing a portion of our interest bearing assets in instruments with returns based on LIBOR, there can be no assurance that we will maintain a matched portfolio in the future. The instruments governing the notes contain certain covenants applicable to us and our subsidiaries that may adversely affect our ability to incur certain liens or engage in certain types of sale and leaseback transactions. We have not previously undertaken substantial amounts of debt for borrowed money. There can be no assurance that our incurrence of this debt will be a better means of providing liquidity to us than would our use of our existing cash resources, including cash currently held offshore. Further, we cannot be assured that our maintenance of this indebtedness will not adversely affect our operating results or financial condition. In addition, changes by any rating agency to our credit rating can negatively impact the value and liquidity of both our debt and equity securities.

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

Fixed Income Securities

At any time, a sharp rise in interest rates could have a material adverse impact on the fair value of our investment portfolio. Conversely, declines in interest rates could have a material impact on interest earnings for our investment portfolio. These instruments are not leveraged as of April 29, 2006, and are held for purposes other than trading.

Publicly Traded Equity Securities

The values of our equity investments in several publicly traded companies are subject to market price volatility. The following tables present the hypothetical changes in fair value of publicly traded equity securities, excluding hedged equity securities, held at April 29, 2006 that are sensitive to changes in market price (in millions):

	Valuation of Securities Given an X% Decrease in Each Stock’s Price			Fair Value as of April 29, 2006	Valuation of Securities Given an X% Increase in Each Stock’s Price
	(35)%	(25)%	(15)%		15%	25%	35%
Publicly traded equity securities	$480	$554	$627	$738	$849	$923	$996

Our equity portfolio consists of securities with characteristics that most closely match the Standard & Poor’s 500 Index or NASDAQ Composite Index. These equity securities are held for purposes other than trading. The modeling technique used measures the change in fair value arising from selected hypothetical changes in each stock’s price. Stock price fluctuations of plus or minus 15%, 25%, and 35% were selected based on the probability of their occurrence. There were no impairment charges on publicly traded equity securities in the first nine months of fiscal 2006. The impairment charge on publicly traded equity securities for the first nine months of fiscal 2005 was $5 million.

Investments In Privately Held Companies

We have invested in privately held companies, some of which are in the startup or development stages. These investments are inherently risky because the markets for the technologies or products these companies are developing are typically in the early stages and may never materialize. We could lose our entire initial investment in these companies. These investments are primarily carried at cost, which as of April 29, 2006 was $548 million, compared with $421 million at July 30, 2005, and are recorded in other assets in the Consolidated Balance Sheets. Our impairment charges on investments in privately held companies were $2 million and $6 million for the third quarter of 2006 and 2005, respectively, and were $13 million and $29 million for the first nine months of fiscal 2006 and 2005, respectively

Our evaluation of equity investments in private and public companies is based on the fundamentals of the businesses, including, among other factors, the nature of their technologies and potential for financial return to us.

Long-Term Debt

At any time, a sharp fall in interest rates could have a material adverse impact on the fair value of $6.0 billion of our fixed-rate debt. To minimize this risk, we have entered into $6.0 billion of interest rate swaps designated as fair value hedges of the fixed-rate debt. Conversely, a sharp rise in short-term interest rates could have a material adverse impact on interest expense. To mitigate this risk, we presently invest a portion of our total investment portfolio in interest bearing assets that have similar interest rate characteristics as the swapped debt.

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

Approximately 75% of our operating expenses are U.S. dollar-denominated. In order to reduce variability in operating expenses caused by the remaining non-U.S.-dollar denominated operating expenses, we periodically hedge certain foreign currency forecasted transactions with currency options and forward contracts with maturities up to 18 months. These hedging programs are not designed to provide foreign currency protection over longer time horizons. In designing a specific hedging approach, we consider several factors, including offsetting exposures, significance of exposures, costs associated with entering into a particular hedge instrument, and potential effectiveness of the hedge. The gains and losses on foreign exchange contracts mitigate the variability in operating expenses associated with currency movements. Primarily because of our limited currency exposure to date, the effect of foreign currency fluctuations has not been material to our Consolidated Financial Statements. The effect of foreign currency fluctuations, net of hedging, decreased total research and development, sales and marketing, and general and administrative expenses by approximately 1% and 0.5% compared with the third quarter and first nine months of fiscal 2005, respectively. The impact of foreign currency fluctuations on sales has not been material because our sales are primarily denominated in U.S. dollars.

Foreign exchange forward and option contracts as of April 29, 2006 are summarized as follows (in millions):

	Notional Amount	Fair Value
Forward contracts:
Purchased	$1,402	$2
Sold	$655	$(6)
Option contracts:
Purchased	$393	$14
Sold	$485	$(1)

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

Interest Rate Derivatives

Our primary objective for holding fixed income and debt securities is to achieve an appropriate investment return consistent with preserving principal and managing risk. To realize these objectives, we may utilize interest rate swaps or other derivatives designated as fair value or cash flow hedges. We have entered into $1.0 billion of interest rate swaps designated as fair value hedges of our investment portfolio. Under these interest rate swap contracts, we make fixed-rate interest payments and receive interest payments based on LIBOR. The effect of these swaps is to convert fixed-rate returns to floating rate returns based on LIBOR for a portion of our fixed income portfolio. The gains and losses related to changes in the value of the interest rate swaps are included in other income, net, in the Consolidated Statements of Operations and offset the changes in fair value of the underlying hedged investment. As of April 29, 2006 and July 30, 2005, the fair values of the interest rate swaps designated as hedges of our investments were $44 million and $15 million, respectively, and were reflected in prepaid expenses and other current assets in the Consolidated Balance Sheets.

In conjunction with our issuances of fixed rate senior notes in February 2006, we entered into $6.0 billion of interest rate swaps designated as fair value hedges of our fixed rate debt. Under these interest rate swap contracts, we receive fixed-rate interest payments and make interest payments based on LIBOR plus a fixed number of basis points. The effect of these swaps is to convert fixed-rate interest expense to floating rate interest expense based on LIBOR. Higher interest rates would result in increased interest expense. We presently mitigate this risk by investing a portion of our interest bearing assets in instruments with similar interest rate characteristics as the swapped debt. The gains and losses related to changes in the value of the interest rate swaps are included in other income, net, in the Consolidated Statements of Operations and offset the changes in fair value of the underlying hedged debt. As of April 29, 2006, the fair value of the interest rate swaps designated as hedges of our debt was $140 million and was reflected in other long-term liabilities in the Consolidated Balance Sheets.

Equity Derivatives

We maintain a portfolio of publicly traded equity securities which are subject to price risk. We may hold equity securities for strategic purposes or to provide diversification for our overall investment portfolio. In order to manage our exposure to changes in the fair value of certain equity securities, we may, from time to time, enter into equity derivative contracts. We have entered into forward sale and option agreements on certain publicly traded equity securities designated as fair value hedges. The gains and losses due to changes in the value of the hedging instruments are included in other income, net, in the Consolidated Statements of Operations and offset the change in the fair value of the underlying hedged investment. As of April 29, 2006 the notional and fair value amounts of the derivatives were $198 million and $113 million, respectively. As of July 30, 2005 the notional and fair value amounts of the derivatives were $198 million and $19 million, respectively.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures. Based on our management’s evaluation (with the participation of our principal executive officer and principal financial officer), as of the end of the period covered by this report, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”)) are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in internal control over financial reporting. There was no change in our internal control over financial reporting during our third quarter of fiscal 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) None.

(b) None.

(c) Issuer Purchases of Equity Securities (in millions, except per-share amounts)

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs(1)
January 29, 2006 to February 25, 2006	21	$18.93	21	$3,197
February 26, 2006 to March 25, 2006	15	$21.02	15	$2,886
March 26, 2006 to April 29, 2006	24	$21.14	24	$2,369

Total	60	$20.34	60

(1)	In September 2001, our Board of Directors authorized a stock repurchase program. As of April 29, 2006, our Board of Directors had authorized the repurchase of up to $35 billion of common stock under this program. During the third quarter of fiscal 2006, we repurchased and retired 60 million shares of our common stock at an average price of $20.34 per share for an aggregate purchase price of $1.2 billion. As of April 29, 2006, we had repurchased and retired 1.8 billion shares of our common stock at an average price of $18.21 per share for an aggregate purchase price of $32.6 billion since inception of the stock repurchase program, and the remaining authorized amount for stock repurchases under the program was $2.4 billion with no termination date.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits

The following documents are filed as Exhibits to this report:

2.1	Agreement and Plan of Merger by and among Cisco Systems, Inc., Columbus Acquisition Corp. and Scientific-Atlanta, Inc. (incorporated by reference to Exhibit 2.1 of Form 8-K (File No. 001-05517) filed November 21, 2005) †

4.1	Indenture, dated February 22, 2006, between Cisco Systems, Inc. and Deutsche Bank Trust Company Americas, as trustee (incorporated by reference to Exhibit 4.1 of Form 8-K (File No. 000-18225) filed February 22, 2006)

4.2	Forms of Global Note for the registrant’s Floating Rate Notes due 2009, 5.25% Senior Notes due 2011 and 5.50% Senior Notes due 2016 (contained in Exhibit No. 4.1)

10.1	Cisco Systems, Inc. SA Acquisition Long-Term Incentive Plan (amends and restates the 2003 Long-Term Incentive Plan of Scientific-Atlanta), including related form agreements (incorporated by reference to Exhibit 99.4 to Form S-8 (File No. 333-132050) filed February 27, 2006

10.2	Underwriting Agreement, dated February 14, 2006, among the registrant and Citigroup Global Markets Inc., J.P. Morgan Securities Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated and Morgan Stanley & Co. Incorporated, as representatives of the several underwriters named therein (incorporated by reference to Exhibit 1.1 of Form 8-K (File No. 000-18225) filed February 21, 2006)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32.1	Section 1350 Certification of Principal Executive Officer

32.2	Section 1350 Certification of Principal Financial Officer

†	Schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K. Cisco Systems, Inc. hereby undertakes to furnish supplementally copies of any of the omitted schedules and exhibits upon request by the Securities and Exchange Commission.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 24, 2006

Cisco Systems, Inc.

By	/s/ DENNIS D. POWELL
Dennis D. Powell, Senior Vice President and Chief Financial Officer (Principal financial officer and duly authorized signatory)

EXHIBIT INDEX

EXHIBIT NO.

2.1	Agreement and Plan of Merger by and among Cisco Systems, Inc., Columbus Acquisition Corp. and Scientific-Atlanta, Inc. (incorporated by reference to Exhibit 2.1 of Form 8-K (File No. 001-05517) filed November 21, 2005)†

4.1	Indenture, dated February 22, 2006, between Cisco Systems, Inc. and Deutsche Bank Trust Company Americas, as trustee (incorporated by reference to Exhibit 4.1 of Form 8-K (File No. 000-18225) filed February 22, 2006)

4.2	Forms of Global Note for the registrant’s Floating Rate Notes due 2009, 5.25% Senior Notes due 2011 and 5.50% Senior Notes due 2016 (contained in Exhibit No. 4.1)

10.1	Cisco Systems, Inc. SA Acquisition Long-Term Incentive Plan (amends and restates the 2003 Long-Term Incentive Plan of Scientific-Atlanta), including related form agreements (incorporated by reference to Exhibit 99.4 to Form S-8 (File No. 333-132050) filed February 27, 2006

10.2	Underwriting Agreement, dated February 14, 2006, among the registrant and Citigroup Global Markets Inc., J.P. Morgan Securities Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated and Morgan Stanley & Co. Incorporated, as representatives of the several underwriters named therein (incorporated by reference to Exhibit 1.1 of Form 8-K (File No. 000-18225) filed February 21, 2006)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32.1	Section 1350 Certification of Principal Executive Officer

32.2	Section 1350 Certification of Principal Financial Officer

†	Schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K. Cisco Systems, Inc. hereby undertakes to furnish supplementally copies of any of the omitted schedules and exhibits upon request by the Securities and Exchange Commission.