Form 10-K
period 2006-07-29
CISCO SYSTEMS INC
filed 2006-09-18
CIK 858877

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 29, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number 0-18225

CISCO SYSTEMS, INC.

(Exact name of Registrant as specified in its charter)

California	77-0059951
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

170 West Tasman Drive San Jose, California	95134-1706
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (408) 526-4000

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class:	Name of Each Exchange on which Registered
Common Stock, par value $0.001 per share	The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    ☒  Yes    ☐  No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    ☐  Yes    ☒  No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large Accelerated filer ☒	Accelerated filer ☐	Non-Accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

Aggregate market value of registrant’s common stock held by non-affiliates of the registrant, based upon the closing price of a share of the registrant’s common stock on January 27, 2006 as reported by the NASDAQ Global Select Market (formerly the NASDAQ National Market) on that date: $114,276,118,754

Number of shares of the registrant’s common stock outstanding as of September 8, 2006: 6,070,131,024

DOCUMENTS INCORPORATED BY REFERENCE

(1)	Portions of the registrant’s Annual Report to Shareholders for its fiscal year ended July 29, 2006 are incorporated by reference into Part I and Part II of this Annual Report on Form 10-K where indicated.
(2)	Portions of the registrant’s Proxy Statement relating to the registrant’s 2006 Annual Meeting of Shareholders, to be held on November 15, 2006, are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated.

This Annual Report on Form 10-K, including the “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which is incorporated by reference from our 2006 Annual Report to Shareholders, contains forward-looking statements regarding future events and our future results that are subject to the safe harbors created under the Securities Act of 1933 (the “Securities Act”) and the Securities Exchange Act of 1934 (the “Exchange Act”). These statements are based on current expectations, estimates, forecasts, and projections about the industries in which we operate and the beliefs and assumptions of our management. Words such as “expects,” “anticipates,” “targets,” “goals,” “projects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “continues,” “may,” variations of such words, and similar expressions are intended to identify such forward-looking statements. In addition, any statements that refer to projections of our future financial performance, our anticipated growth and trends in our businesses, and other characterizations of future events or circumstances are forward-looking statements. Readers are cautioned that these forward-looking statements are only predictions and are subject to risks, uncertainties, and assumptions that are difficult to predict, including those identified below, under “Item 1A. Risk Factors,” and elsewhere herein and in the 2006 Annual Report to Shareholders. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. We undertake no obligation to revise or update any forward-looking statements for any reason.

PART I

ITEM 1. Business

General

We design, manufacture and sell networking and other products related to the communications and information technology industry and provide services associated with these products and their use. Our products are installed at corporations, public institutions, telecommunications companies, and businesses of all sizes and are also found in personal residences. We provide a broad line of products for transporting data, voice, and video within buildings, across campuses, and around the world. We conduct our business globally and are managed geographically in five segments: the United States and Canada; European Markets; Emerging Markets; Asia Pacific; and Japan. For revenue and other information regarding these segments, see Note 12 to the Consolidated Financial Statements in our 2006 Annual Report to Shareholders, which is incorporated into this report by reference.

On February 24, 2006, we completed the acquisition of Scientific-Atlanta, Inc. (“Scientific-Atlanta”), a provider of set-top boxes, end-to-end video distribution networks and video system integration. With this acquisition, we have added video to the convergence of data, voice and mobility technologies which enables us to be a stronger strategic business partner with our service provider customers, as well as reach a broad range of consumers with our products.

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

Products and Services

We sell Internet Protocol (IP)-based networking and other products related to the communications and information technology industry that address a wide range of customers’ needs, including improving productivity, reducing cost and gaining a competitive advantage. Our corresponding technology focus is on delivering networking products and solutions that simplify customers’ infrastructures, offer integrated services and a high degree of security. Our products and services help customers build their own network infrastructures while providing tools to allow them to communicate with key stakeholders including customers, prospects, business partners, suppliers and employees.

Our products are used individually or as an integrated suite to connect personal and business computing devices to networks or computer networks with each other—whether they are within a building, across a campus, or around the world. Our breadth of product and service offerings across multiple technology segments enables us to offer a wide range of products and services to meet customer requirements. We also provide products and services that allow customers to transition their various networks to a single multiservice data, voice, and video network, enabling economies of scale.

We refer to some of our products and technologies as advanced technologies, and we believe some of these advanced technologies may grow over time to become material contributors to our overall business. Each of these advanced technologies, in addition to our core switching and routing businesses, builds upon our existing competencies and allows us to expand the overall market for our products and services. We have currently identified the following advanced technologies: application networking services, home networking, hosted small-business systems, optical networking, security, storage area networking, unified communications, video systems and wireless technology. We are in the process of identifying additional advanced technologies for focus and investment in the future, and our investments in some presently identified advanced technologies may be curtailed or eliminated depending on market developments. Our sales of optical networking products will no longer be included in our advanced technologies product category beginning in fiscal 2007 and instead will be included in the other product category.

Over time, we believe that the Internet and the various networks associated with it, including corporate intranets, cable, broadband and dialup networks, and voice and video networks, will evolve to include embedded resources and the virtualization of applications and services to produce an integrated, intelligent system or, as we refer to it, an Intelligent Information Network. This is our vision for the evolution of networking from connectivity products to intelligent systems. In this evolving environment, we believe successful vendors will be capable of providing a broad spectrum of products aimed not at a particular technology platform but at solutions to networking problems that span all segments. As such, many of our strategic initiatives and investments are aimed at meeting the requirements that an Intelligent Information Network would demand, making the Network the Platform for the next generation of value added communications. For a discussion of the risks associated with that strategy, please see “Item 1A. Risk Factors,” including the risk factor entitled “We depend upon the development of new products and enhancements to existing products, and if we fail to predict and respond to emerging technological trends and customers’ changing needs, our operating results and market share may suffer.” For information regarding sales of our major products and services, see Note 12 to the Consolidated Financial Statements in our 2006 Annual Report to Shareholders, which is incorporated into this report by reference.

Our offerings fall into several categories:

Routing

Routing technology is the foundation for Internet and intranet. Routers interconnect computer networks, moving information such as data, voice, and video from one network to another. Our routing products offer features designed to increase the intelligence, security, reliability, scalability, and level of performance in the transmission of information. We offer a broad range of routers, from core network infrastructure for service providers and large businesses to access routers for the service-rich branch to home network deployments for consumers.

Switching

Switching is another integral networking technology that is used in buildings and campuses to build local-area networks (LANs), across cities to build metropolitan-area networks (MANs), and across great distances to build wide-area networks (WANs). Our switching systems offer many forms of connectivity to end users, workstations, and servers, and function as aggregators on LANs, MANs, and WANs. Our systems employ several widely used technologies including Ethernet, Gigabit Ethernet, 10 Gigabit Ethernet, Asynchronous Transfer Mode, packet over Synchronous Optical Network (SONET), and Multiprotocol Label Switching.

Advanced Technologies

Application Networking Services

This technology combines application delivery with our application-oriented networking to help information technology (IT) departments integrate their applications, and improve the security and delivery of critical applications to users across the enterprise. Our application networking services products are designed to address increasingly complex IT problems, such as integration and security, by evolving the existing enterprise network infrastructure to scale, deliver, optimize, and integrate applications.

Home Networking

Home networking products connect different devices in the household, through wired or wireless connections, allowing users to share Internet access, printers, music, movies, and games throughout the home. Our products include voice and data modems, routers, network cards, media adapters, Internet video cameras, network storage, USB adapters, and other products that enable customers to share an Internet connection or move digital content around their homes or small-office environments. These products are sold through Linksys and Scientific-Atlanta.

Hosted Small-Business Systems

This solution combines products and services designed to provide small businesses with voice, video, and data networking, along with business applications and Internet access, through a single high-speed connection from a service provider. Hosted small-business systems include integrated voice and data products on the customer’s premises combined with with security, quality of service (QoS) provisions for voice over Internet Protocol (VoIP) and video, and monitoring and management services, all hosted and delivered by the telecommunications provider.

Optical Networking

We provide optical networking products for both the enterprise and service provider markets. We support optical technologies such as Synchronous Optical Network/Synchronous Digital Hierarchy (SONET/SDH), dense wavelength-division multiplexing (DWDM), and coarse wavelength-division multiplexing (CWDM), which are used to scale optical bandwidth as high-bandwidth applications such as Gigabit Ethernet, voice, video, and storage become more commonplace. Scientific-Atlanta markets and sells analog and digital optoelectronics which may reside in a network operator’s headend, in other facilities such as distribution hubs, and in optical nodes. Optical networking will no longer be included in our advanced technologies product category beginning in fiscal 2007.

Security

We provide a wide range of network security products and services that offer protection to critical information systems from unauthorized use, defend against attack, and minimize the effect of Internet-borne worms and viruses. As part of our Self-Defending Network strategy, we offer numerous network security technologies embedded within our routers and switches, in standalone security appliances, and as host-based software agents with central management and analysis. Our network security product and service offerings are designed to help ensure the end-to-end integrity of the information network, simplify operations, and lower total cost of ownership.

Storage Area Networking

We provide storage area networking products that deliver standards-based connectivity between servers and storage systems, including products such as arrays and tape drives. Our products incorporate intelligent network features, such as advanced network security, traffic management, virtualization, and tools that are designed to help make storing, retrieving, and protecting critical data across widely distributed environments more efficient.

Unified Communications

Cisco Unified Communications is an integrated system that provides voice, video, data, and Web services over a highly secure, standards-based IP network. Specific products include IP phones, client software, and servers and network appliances supporting call control, contact centers, messaging, conferencing, and collaboration. Cisco Unified Communications products are available as standalone software or devices and as integrated components in Cisco’s routers and switches. Together, they support traditional phone calls; voicemail and unified messaging; audio, video, and Web conferencing and collaboration; and customer call centers. By enabling and accelerating the growing convergence of traditional communication methods with mobility and presence and preference information, Unified Communications solutions deliver both cost savings and enhanced personal and business productivity. Cisco Unified Communications solutions are sold to and used by both large corporations and small and medium-sized business; they were previously referred to as enterprise IP communications.

Video Systems

Our video systems consist primarily of digital set-top boxes, digital media technology products, and transport and access products. Digital set-top boxes provide video entertainment services to consumers. They enable subscribers to access a variety of interactive digital television services developed either by Cisco or third parties. Our equipment includes Standard-Definition (SD) basic digital set-tops, DOCSIS (Data Over Cable System Interface Specification) Set-top Gateway (DSG) digital set-tops, High-Definition (HD) digital set-tops, Digital Video Recorder (DVR) set-tops, HD-DVR set-tops, Multi-Room™ DVR set-tops, Media Center DVR set-tops, and Digital-only set-tops. Digital media technology products span a wide range of signal processing and headend capabilities including reception, encoding or transcoding, transrating, multiplexing, ad insertion, switching, and modulation. Deployment of these capabilities can help service providers and broadcast customers to more efficiently deliver entertainment, information, and communications services over their existing access networks. These products are sold primarily through Scientific-Atlanta.

Wireless Technology

We offer a wide variety of in-building and outdoor wireless networking products. These products include access points, wireless LAN controllers, wireless integrated switches and routers, wireless management software, wireless LAN clients and client software, bridges, antennas, and accessories. Our wireless networking products are designed to provide high-performance and highly secure, manageable, and reliable wireless LANs that enable mobility and increase productivity.

Other Products

Our other products are comprised primarily of access, service provider IP communications, and network management software products.

Service

In addition to our product offerings, we provide a broad range of service offerings, including technical support services and advanced services. Technical support services help ensure that our products operate efficiently, remain highly available, and benefit from the most up-to-date system software. These services help customers protect their network investments and minimize downtime for systems running mission-critical applications. Advanced services are services that are part of a comprehensive program that is designed to provide responsive, preventive, and consultative support of our technologies for specific networking needs. The advanced services program supports networking devices, applications, and complete infrastructures.

Customers and Markets

Our customers’ networking needs are influenced by numerous factors, including the size of the organization, number and types of computer systems, geographic location, and the applications requiring communications. Our customer base is not concentrated in any particular industry, geography or market segment. In each of the past three fiscal years, no single customer has accounted for 10 percent or more of our net sales. Our customers are primarily in the following markets:

Large Enterprise Businesses

We define large enterprise businesses generally as regional, national, or global organizations with 1,000 or more employees working in multiple locations or branch offices. They have complex IT infrastructures and networking needs within a multivendor environment. Our large enterprise customers include government, education, and healthcare organizations and retail, finance, manufacturing, and transportation entities. We create and deliver routing, switching, network security, unified communications, mobility, storage, and other products and services in collaboration with third-party application and hardware vendors and channel partners. We also offer a wide variety of services, including service and support packages, financing, and managed network service offerings through our service provider partners.

Service Providers

Service providers offer data, voice, and video communication services to businesses, governments, utilities and consumers. They include regional, national, and international telecommunications carriers as well as Internet, cable, and wireless service providers. Service providers use a variety of our routing, switching, optical, storage, security, video systems, and network management products in their own core networks. Compared to other end-user customers, service provider customers are more likely to require network design, deployment, and support services due to the scale and complexity of their networks. Additionally, many service providers offer managed network services incorporating our products for their residential, enterprise and commercial customers.

Commercial

We define commercial customers primarily as small and medium-sized businesses having fewer than 1,000 employees and a need for networks of their own, as well as for connections to the Internet and to business partners. Smaller organizations generally have limited resources and expertise in networking technology. Therefore, we attempt to provide products that are affordable and easy to install and use. The commercial market remains an area of potential growth for network adoption and deployment of intelligent networking.

Consumer

Consumer customers, primarily individuals and businesses operating in small offices or home offices, have infrastructure and networking needs on a smaller scale.

Sales Overview

As of the end of fiscal 2006, our worldwide sales and marketing organization consisted of approximately 17,000 individuals, including managers, sales representatives, and technical support personnel. We have field sales offices in more than 70 countries and sell our products and services both directly and through a variety of channels with support from our sales force. A substantial portion of our products and services is sold through our channel partners and the remainder is sold through direct sales. Our channel partners include systems integrators, service providers, other resellers, distributors, and retail partners.

Systems integrators and service providers typically sell directly to end users and often provide system installation, technical support, professional services, and other support services in addition to network equipment sales. Systems integrators also typically integrate our products into an overall solution. A number of service providers are also systems integrators.

Distributors stock inventory and typically sell to systems integrators, service providers, and other resellers. In addition, Linksys home networking products are generally sold through distributors and retail partners. We refer to sales through distributors and retail partners as our two-tier system of sales to the end customer. Revenue from distributors and retail partners is recognized based on a sell-through method using information provided by them. These distributors and retail partners are generally given business terms which allow them to return a portion of inventory, receive credits for changes in selling prices, and participate in various cooperative marketing programs.

For information regarding risks related to our channels, please see “Item 1A. Risk Factors,” including the risk factors entitled “Disruption of or changes in our distribution model could harm our sales and margins” and “Our inventory management relating to our sales to our two-tier distribution channel is complex, and excess inventory may harm our gross margins.”

For information regarding risks relating to our international operations, please see “Item 1A. Risk Factors,” including the risk factors entitled “Our operating results may be adversely affected by unfavorable economic and market conditions and the uncertain geopolitical environment,” “Due to the global nature of our operations, political or economic changes or other factors in a specific country or region could harm our costs, expenses, and financial condition,” “We are exposed to fluctuations in currency exchange rates that could negatively impact our financial results and cash flows” and “Man-made problems such as computer viruses or terrorism may disrupt our operations and harm our operating results.”

Our service offerings complement our products via a range of consulting, technical, project, quality, and maintenance services, including 24-hour online and telephone support through technical assistance centers. We facilitate and provide lease and other financing through our wholly owned subsidiaries to certain qualified customers for the purchase of equipment and other needs. For additional information regarding these financing activities, see Note 5 to the Consolidated Financial Statements in our 2006 Annual Report to Shareholders, which is incorporated into this report by reference.

Backlog

Our backlog at July 29, 2006, the last day of our 2006 fiscal year, was approximately $3.0 billion, compared with backlog of approximately $2.0 billion at July 30, 2005, the last day of our 2005 fiscal year. Scientific-Atlanta contributed approximately $400 million of the backlog at July 29, 2006. Backlog includes orders confirmed for products scheduled to be shipped within 90 days to customers with approved credit status. Because of the generally short cycle between order and shipment and occasional customer changes in delivery schedules or cancellation of orders (which are made without significant penalty), we do not believe that our backlog, as of any particular date, is necessarily indicative of actual net sales for any future period.

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

Acquisitions

We have acquired many companies, and we expect to make future acquisitions. For example, we acquired Scientific-Atlanta in February 2006 for a total purchase price of approximately $7.1 billion. Mergers and acquisitions of high-technology companies are inherently risky, especially if the acquired company has yet to ship a product. No assurance can be given that our previous or future acquisitions will be successful or will not materially adversely affect our financial condition or operating results. Prior acquisitions have resulted in a wide range of outcomes, from successful introduction of new products and technologies to an inability to do so. The risks associated with acquisitions are more fully discussed in “Item 1A. Risk Factors,” including the risk factor entitled “We have made and expect to continue to make acquisitions that could disrupt our operations and harm our operating results.”

Investments in Privately Held Companies

We make investments in privately held companies that develop technology or provide services that are complementary to our products or provide strategic value. The risks associated with these investments are more fully discussed in “Item 1A. Risk Factors,” including the risk factor entitled “We are exposed to fluctuations in the market values of our portfolio investments and in interest rates; impairment of our investments could harm our earnings.”

Strategic Alliances

We pursue strategic alliances with other companies in areas where collaboration can produce industry advancement and acceleration of new markets. The objectives and goals for a strategic alliance can include one or more of the following: technology exchange, product development, joint sales and marketing, or new-market creation. Currently, we have strategic alliances with Accenture Ltd; AT&T Corp.; BearingPoint, Inc.; Cap Gemini S.A.; Electronic Data Systems Corporation; EMC Corporation; Ericsson; Fujitsu Limited; Hewlett-Packard Company; Intel Corporation; International Business Machines Corporation; Italtel SpA; Microsoft Corporation; Motorola, Inc.; Siemens AG; and Sprint Nextel Corporation; among others.

Competition

We compete in the networking and communications equipment markets, providing products and services for transporting data, voice, and video traffic across intranets, extranets, and the Internet. These markets are characterized by rapid change, converging technologies, and a migration to networking solutions that offer superior advantages. These market factors represent both an opportunity and a competitive threat to us. We compete with numerous vendors in each product category. The overall number of our competitors providing niche product solutions may increase. Also, the identity and composition of competitors may change as we increase our activity in our advanced technology markets. As we continue to expand our sales globally, we may see new competition in different geographic regions. In particular, we have experienced price-focused competition from competitors in Asia, especially China, and we anticipate this will continue.

Our competitors include 3Com; Alcatel; Avaya; Avici Systems; Brocade Communications Systems, Inc.; Check Point Software Technologies; Ciena; D-Link Corporation; Dell; Enterasys Networks; Extreme Networks; F5 Networks, Inc.; Force10 Networks, Inc.; Foundry Networks; Fujitsu; Hewlett-Packard Company; Huawei Technologies; Juniper Networks; Lucent Technologies; McDATA Corporation; Motorola, Inc.; NETGEAR, Inc.; Nokia; Nortel Networks; Redback Networks; Siemens AG; Sycamore Networks; and Symbol Technologies, Inc. among others.

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

We also face competition from customers to whom we license or supply technology and suppliers from whom we transfer technology. The inherent nature of networking requires interoperability. As such, we must cooperate and at the same time compete with many companies. Any inability to effectively manage these complicated relationships with customers, suppliers, and strategic alliance partners could have a material adverse effect on our business, operating results, and financial condition and accordingly affect our chances of success.

Research and Development

We regularly seek to introduce new products and features in areas including, routers, switches, advanced technologies, and other product technologies. Our research and development expenditures were $4.1 billion, $3.3 billion, and $3.2 billion in fiscal 2006, 2005, and 2004, respectively. All of our expenditures for research and development costs, as well as in-process research and development of $91 million, $26 million, and $3 million in fiscal 2006, 2005, and 2004, respectively, have been expensed as incurred.

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

Manufacturing

We primarily employ an outsourced manufacturing strategy that relies on contract manufacturers for manufacturing services, although we continue to operate Scientific-Atlanta’s manufacturing facilities, including its principal facility in Juarez, Mexico. Scientific-Atlanta’s manufacturing operations range from automated assembly lines for volume production to complete assembly of a particular product by one individual or small group of individuals. Our remaining manufacturing operations primarily consist of quality assurance of materials and components, subassemblies, final assembly, and testing of products. We presently use a variety of independent third-party companies to provide services related to printed circuit board assembly, in-circuit test, and product repair as well as product assembly. Proprietary software on electronically programmable memory chips is installed in our systems in order to configure products to customer needs and to maintain quality control and security. The manufacturing process enables us to configure the hardware and software in unique combinations to meet a wide variety of individual customer requirements. We also use automated testing equipment and burn-in procedures, as well as comprehensive inspection, testing, and statistical process controls that are designed to help ensure the quality and reliability of our products. The manufacturing processes and procedures are generally certified to ISO 9001 or ISO 9003 standards.

Our arrangements with contract manufacturers generally provide for quality, cost, and delivery requirements, as well as manufacturing process terms, such as continuity of supply; inventory management; flexibility regarding capacity, quality and cost management; oversight of manufacturing; and conditions for use of our intellectual property. During fiscal 2006, we began a transition to what we refer to as a lean manufacturing model. Lean manufacturing is an industry-standard model that seeks to drive efficiency and flexibility in manufacturing processes and in the broader supply chain. Over time, consistent with what we have experienced thus far, we expect this process will result in incremental increases in purchase commitments with corresponding decreases in core manufacturing inventory.

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

The industry in which we compete is characterized by rapidly changing technology, a large number of patents, and frequent claims and related litigation regarding patent and other intellectual property rights. There can be no assurance that our patents and other proprietary rights will not be challenged, invalidated, or circumvented; that others will not assert intellectual property rights to technologies that are relevant to us; or that our rights will give us a competitive advantage. In addition, the laws of some foreign countries may not protect our proprietary rights to the same extent as the laws of the United States. The risks associated with patents and intellectual property are more fully discussed in “Item 1A. Risk Factors,” including the risk factors entitled “Our proprietary rights may prove difficult to enforce,” “We may be found to infringe on intellectual property rights of others,” and “We rely on the availability of third-party licenses.”

Employees

As of July 29, 2006, we employed 49,926 employees, including 13,126 in manufacturing and service, 15,288 in engineering, 17,322 in sales and marketing, and 4,190 in finance and administration. Approximately 19,600 employees are in locations outside the United States. We consider the relationships with our employees to be positive. Competition for technical personnel in the industry in which we compete is intense. We believe that our future success depends in part on our continued ability to hire, assimilate, and retain qualified personnel. To date, we believe that we have been successful in recruiting qualified employees, but there is no assurance that we will continue to be successful in the future.

ITEM 1A. Risk Factors

Set forth below and elsewhere in this report and in other documents we file with the SEC are descriptions of the risks and uncertainties that could cause our actual results to differ materially from the results contemplated by the forward-looking statements contained in this report.

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

Sales to the service provider market have been characterized by large and often sporadic purchases, especially relating to our router sales and sales of certain of our advanced technologies, in addition to longer sales cycles. We have experienced significant weakness in sales to service providers as market conditions have changed. Sales activity in this industry depends upon the stage of completion of expanding network infrastructures; the availability of funding; and the extent to which service providers are affected by regulatory, economic, and business conditions in the country of operations. Although some service providers may be increasing capital expenditures over the depressed levels that have prevailed over the last few years, weakness in orders from this industry could have a material adverse effect on our business, operating results, and financial condition. Slowdowns in the general economy, overcapacity, changes in the service provider market, regulatory developments, and constraints on capital availability have had a material adverse effect on many of our service provider customers, with many of these customers going out of business or substantially reducing their expansion plans. These conditions have materially harmed our business and operating results, and we expect that some or all of these conditions may continue for the foreseeable future. Finally, service provider customers typically have longer implementation cycles; require a broader range of service including design services; demand that vendors take on a larger share of risks; often require acceptance provisions, which can lead to a delay in revenue recognition; and expect financing from vendors. All these factors can add further risk to business conducted with service providers.

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

Manufacturing capacity and component supply constraints, including those caused by any possible disruption related to our implementation of lean manufacturing, could be significant issues for us. We purchase components from a variety of suppliers and use several contract manufacturers to provide manufacturing services for our products. During the normal course of business, in order to improve manufacturing lead-time performance and to help assure adequate component supply, we enter into agreements with contract manufacturers and suppliers that either allow them to procure inventory based upon criteria as defined by us or that establish the parameters defining our requirements. In certain instances, these agreements allow us the option to cancel, reschedule, and adjust our requirements based on our business needs prior to firm orders being placed. If we fail to anticipate customer demand properly, an oversupply of parts could result in excess or obsolete components that could adversely affect our gross margins. For additional information regarding our purchase commitments, see Note 8 to the Consolidated Financial Statements in our 2006 Annual Report to Shareholders.

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

Our key manufacturing facilities for Scientific-Atlanta’s products are located in Juarez, Mexico, and we may be materially and adversely affected by any prolonged disruption in the operation of this facility.

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

The markets for our products are characterized by rapidly changing technology, evolving industry standards, new product introductions, and evolving methods of building and operating networks. Our operating results depend on our ability to develop and introduce new products into existing and emerging markets and to reduce the production costs of existing products. We believe that the Internet and the various networks associated with it, including corporate intranets, cable, broadband and dialup networks, and voice and video networks will evolve to include embedded resources and the virtualization of applications and services to produce an integrated, intelligent system, or as we refer to it, an Intelligent Information Network. This is our vision for the evolution of networking from connectivity products to intelligent systems. As such, many of our strategic initiatives and investments are aimed at meeting the requirements that an Intelligent Information Network would demand. The process of developing new technology is complex and uncertain, and if we fail to accurately predict customers’ changing needs and emerging technological trends, our business could be harmed. We must commit significant resources to developing new products before knowing whether our investments will result in products the market will accept. In particular, if our model of the evolution of networking from connectivity products to intelligent systems does not emerge as we believe it will, many of our strategic initiatives and investments may be of no or limited value. Furthermore, we may not execute successfully on that vision because of errors in product planning or timing, technical hurdles that we fail to overcome in a timely fashion, or a lack of appropriate resources. This could result in competitors providing those solutions before we do and loss of market share, net sales, and earnings. The success of new products depends on several factors, including proper new product definition, component costs, timely completion and introduction of these products, differentiation of new products from those of our competitors, and market acceptance of these products. There can be no assurance that we will successfully identify new product opportunities, develop and bring new products to market in a timely manner, or achieve market acceptance of our products or that products and technologies developed by others will not render our products or technologies obsolete or noncompetitive. Specifically, the products and technologies that we identify as “emerging technologies” or “advanced technologies” may not prove to have the market success we anticipate, and we may not successfully identify and invest in other emerging or advanced technologies.

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

WE HAVE MADE AND EXPECT TO CONTINUE TO MAKE ACQUISITIONS THAT COULD DISRUPT OUR OPERATIONS AND HARM OUR OPERATING RESULTS

Our growth depends upon market growth, our ability to enhance our existing products, and our ability to introduce new products on a timely basis. We intend to continue to address the need to develop new products and enhance existing products through acquisitions of other companies, product lines, technologies, and personnel. Acquisitions involve numerous risks, including the following:

•	Difficulties in integrating the operations, systems, technologies, products, and personnel of the acquired companies, particularly companies with large and widespread operations and/or complex products, such as Scientific-Atlanta

•	Diversion of management’s attention from normal daily operations of the business and the challenges of managing larger and more widespread operations resulting from acquisitions

•	Potential difficulties in completing projects associated with in-process research and development

•	Difficulties in entering markets in which we have no or limited direct prior experience and where competitors in such markets have stronger market positions

•	Initial dependence on unfamiliar supply chains or relatively small supply partners

•	Insufficient revenue to offset increased expenses associated with acquisitions

•	The potential loss of key employees, customers, distributors, vendors and other business partners of the companies we acquire following and continuing after announcement of acquisition plans

Acquisitions may also cause us to:

•	Issue common stock that would dilute our current shareholders’ percentage ownership

•	Use a substantial portion of our cash resources or incur debt as we did recently when we issued and sold $6.5 billion in senior unsecured notes to fund our acquisition of Scientific-Atlanta

•	Significantly increase our interest expense, leverage and debt service requirements if we incur additional debt to pay for an acquisition

•	Assume liabilities

•	Record goodwill and nonamortizable intangible assets that are subject to impairment testing on a regular basis and potential periodic impairment charges

•	Incur amortization expenses related to certain intangible assets

•	Incur large and immediate write-offs and restructuring and other related expenses

•	Become subject to intellectual property or other litigation

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

From time to time, we have made acquisitions that resulted in in-process research and development expenses being charged in an individual quarter. These charges may occur in any particular quarter, resulting in variability in our quarterly earnings. In addition, our effective tax rate for future periods is uncertain, and could be impacted by mergers and acquisitions. Risks related to new product development also apply to acquisitions. Please see the risk factors above, including the risk factor entitled “We depend upon the development of new products and enhancements to existing products, and if we fail to predict and respond to emerging technological trends and customers’ changing needs, our operating results and market share may suffer” for additional information.

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

We conduct significant sales and customer support operations in countries outside of the United States, maintain a manufacturing facility for a substantial portion of our video systems products in Juarez, Mexico, and also depend on non-U.S. operations of our contract manufacturers and our distribution partners. For fiscal 2006 and fiscal 2005, we derived approximately 47.5% and 48.8%, respectively, of our net sales from sales outside the United States. Accordingly, our future results could be materially adversely affected by a variety of uncontrollable and changing factors, including, among others, foreign currency exchange rates; political or social unrest, economic instability or natural disasters in a specific country or region; environmental and trade protection measures and other regulatory requirements, which may affect our ability to import our products to, export our products from, or sell our products in various countries, such as, the Restriction of Hazardous Substances Directive (RoHS) adopted in February 2003 by the European Union and subsequently by certain other countries; political considerations that affect service provider and government spending patterns; health or similar issues, such as a pandemic or epidemic; difficulties in staffing and managing international operations; and adverse tax consequences, including imposition of withholding or other taxes on payments by subsidiaries. Any or all of these factors could have a material adverse impact on our costs, expenses, and financial condition.

WE ARE EXPOSED TO FLUCTUATIONS IN CURRENCY EXCHANGE RATES THAT COULD NEGATIVELY IMPACT OUR FINANCIAL RESULTS AND CASH FLOWS

Because a significant portion of our business is conducted outside the United States, we face exposure to adverse movements in foreign currency exchange rates. These exposures may change over time as business practices evolve, and they could have a material adverse impact on our financial results and cash flows. Historically, our primary exposures have related to nondollar-denominated sales in Japan, Canada, and Australia and certain non-dollar-denominated operating expenses in Europe, Latin America, and Asia, where we sell primarily in U.S. dollars. Additionally, we have exposures to emerging market currencies, which can have extreme currency volatility. An increase in the value of the dollar could increase the real cost to our customers of our products in those markets outside the United States where we sell in dollars, and a weakened dollar could increase the cost of local operating expenses and procurement of raw materials to the extent that we must purchase components in foreign currencies.

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

WE ARE EXPOSED TO THE CREDIT RISK OF SOME OF OUR CUSTOMERS AND TO CREDIT EXPOSURES IN WEAKENED MARKETS, WHICH COULD RESULT IN MATERIAL LOSSES

Most of our sales are on an open credit basis, with typical payment terms of 30 days in the United States and, because of local customs or conditions, longer in some markets outside the United States. We monitor individual customer payment capability in granting such open credit arrangements, seek to limit such open credit to amounts we believe the customers can pay, and maintain reserves we believe are adequate to cover exposure for doubtful accounts. Beyond our open credit arrangements, we have also experienced demands for customer financing and facilitation of leasing arrangements. We expect demand for customer financing to continue. We believe customer financing is a competitive factor in obtaining business, particularly in supplying customers involved in significant infrastructure projects. Our loan financing arrangements may include not only financing the acquisition of our products and services but also providing additional funds for other costs associated with network installation and integration of our products and services and for working capital purposes. We do not recognize revenue on customer loan financing arrangements until cash payments are received.

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

FAILURE TO RETAIN AND RECRUIT KEY PERSONNEL WOULD HARM OUR ABILITY TO MEET KEY OBJECTIVES

Our success has always depended in large part on our ability to attract and retain highly skilled technical, managerial, sales, and marketing personnel. Competition for these personnel is intense, especially in the Silicon Valley area of Northern California. Stock option grants are designed to reward employees for their long-term contributions and provide incentives for them to remain with us. Volatility, lack of positive performance in our stock price, or changes to our overall compensation program, including our stock incentive program, resulting from the adoption of SFAS 123(R) or otherwise, may also adversely affect our ability to retain key employees. As a result of one or more of these factors, we may increase our hiring in geographic areas outside the United States, which could subject us to additional geopolitical and exchange rate risk. The loss of services of any of our key personnel, the inability to retain and attract qualified personnel in the future, or delays in hiring required personnel, particularly engineering and sales personnel, could make it difficult to meet key objectives, such as timely and effective product introductions. In addition, companies in the networking industry whose employees accept positions with competitors frequently claim that competitors have engaged in improper hiring practices. We have received these claims in the past and may receive additional claims to this effect in the future.

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

CHANGES IN EFFECTIVE TAX RATES OR ADVERSE OUTCOMES RESULTING FROM EXAMINATION OF OUR INCOME TAX RETURNS COULD ADVERSELY AFFECT OUR RESULTS

Our future effective tax rates could be adversely affected by earnings being lower than anticipated in countries where we have lower statutory rates and higher than anticipated in countries where we have higher statutory rates, by changes in the valuation of our deferred tax assets and liabilities, or by changes in tax laws, regulations, accounting principles or interpretations thereof. Further, as a result of certain ongoing employment and capital investment commitments made by us, our income in certain countries is subject to reduced tax rates, and in some cases is wholly exempt from tax. Our failure to meet such commitments could adversely impact our effective tax rate. In addition, we are subject to the continuous examination of our income tax returns by the Internal Revenue Service and other tax authorities. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes. There can be no assurance that the outcomes from these continuous examinations will not have an adverse effect on our operating results and financial condition.

OUR BUSINESS AND OPERATIONS ARE ESPECIALLY SUBJECT TO THE RISKS OF EARTHQUAKES, FLOODS, AND OTHER NATURAL CATASTROPHIC EVENTS

Our corporate headquarters, including certain of our research and development operations and our manufacturing facilities, are located in the Silicon Valley area of Northern California, a region known for seismic activity. Additionally, a certain number of our facilities, including one of our manufacturing facilities, are located near rivers that have experienced flooding in the past. A significant natural disaster, such as an earthquake, a hurricane, or a flood, could have a material adverse impact on our business, operating results, and financial condition.

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

We maintain an investment portfolio of various holdings, types, and maturities. These securities are generally classified as available-for-sale and, consequently, are recorded on our Consolidated Balance Sheets at fair value with unrealized gains or losses reported as a separate component of accumulated other comprehensive income (loss), net of tax. Part of this portfolio includes equity investments in publicly traded companies, the values of which are subject to market price volatility to the extent unhedged. If the public equities market declines, we may recognize in earnings the decline in fair value of our publicly traded equity investments below the cost basis when the decline is judged to be other-than-temporary. For information regarding the sensitivity of and risks associated with the market value of portfolio investments and interest rates, refer to the section titled “Quantitative and Qualitative Disclosures About Market Risk” included in our 2006 Annual Report to Shareholders, which section is incorporated by reference into this report. Our investments in private companies are subject to risk of loss of investment capital. These investments are inherently risky because the markets for the technologies or products they have under development are typically in the early stages and may never materialize. We could lose our entire investment in these companies.

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

WE ARE REQUIRED TO RECOGNIZE EXPENSE FOR STOCK-BASED COMPENSATION RELATED TO EMPLOYEE STOCK OPTIONS AND EMPLOYEE STOCK PURCHASES, AND THERE IS NO ASSURANCE THAT THE EXPENSE THAT WE ARE REQUIRED TO RECOGNIZE MEASURES ACCURATELY THE VALUE OF OUR SHARE-BASED PAYMENT AWARDS, AND THE RECOGNITION OF THIS EXPENSE COULD CAUSE THE TRADING PRICE OF OUR COMMON STOCK TO DECLINE

On July 31, 2005, we adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment,” (“SFAS 123(R)”), which requires the measurement and recognition of compensation expense for all stock-based compensation based on estimated fair values. As a result, starting with fiscal 2006, our operating results contain a charge for stock-based compensation expense related to employee stock options and employee stock purchases. This charge is in addition to stock-based compensation expense we have recognized in prior periods related to acquisitions and investments. The application of SFAS 123(R) requires the use of an option-pricing model to determine the fair value of share-based payment awards. This determination of fair value is affected by our stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, our expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviors. Option-pricing models were developed for use in estimating the value of traded options that have no vesting or hedging restrictions and are fully transferable. Because our employee stock options have certain characteristics that are significantly different from traded options, and because changes in the subjective assumptions can materially affect the estimated value, in management’s opinion the existing valuation models may not provide an accurate measure of the fair value of our employee stock options. Although the fair value of employee stock options is determined in accordance with SFAS 123(R) and SAB 107 using an option-pricing model, that value may not be indicative of the fair value observed in a willing buyer/willing seller market transaction.

As a result of the adoption of SFAS 123(R), beginning with fiscal 2006, our earnings were lower than they would have been had we not been required to adopt SFAS 123(R). This will continue to be the case for future periods. We cannot predict the effect that this adverse impact on our reported operating results will have on the trading price of our common stock.

OUR STOCK PRICE MAY BE VOLATILE

Historically, our common stock has experienced substantial price volatility, particularly as a result of variations between our actual financial results and the published expectations of analysts and as a result of announcements by our competitors and us. Furthermore, speculation in the press or investment community about our strategic position, financial condition, results of operations, business, security of our products or significant transactions can cause changes in our stock price. In addition, the stock market has experienced extreme price and volume fluctuations that have affected the market price of many technology companies, in particular, and that have often been unrelated to the operating performance of these companies. These factors, as well as general economic and political conditions and the announcement of proposed and completed acquisitions or other significant transactions, or any difficulties associated with such transactions, by us or our current or potential competitors, may materially adversely affect the market price of our common stock in the future. Additionally, volatility, lack of positive performance in our stock price or changes to our overall compensation program including our stock incentive program may adversely affect our ability to retain key employees, virtually all of whom are compensated, in part, based on the performance of our stock price.

WE HAVE ISSUED $6.5 BILLION OF SENIOR UNSECURED NOTES, AND THERE CAN BE NO ASSURANCE THAT OUR OPERATING RESULTS AND FINANCIAL CONDITION WILL NOT BE ADVERSELY AFFECTED

On February 22, 2006, we issued senior unsecured notes in an aggregate principal amount of $6.5 billion that mature at specific dates in 2009, 2011 and 2016. The notes that mature in 2009 bear floating-rate interest payable quarterly while the notes that mature in 2011 and 2016 bear fixed-rate interest payable semi-annually. We have entered into certain interest rate swaps to, in effect, convert the interest rates of the fixed interest notes into floating-rates based on the London InterBank Offered Rate (LIBOR). Higher short-term interest rates would accordingly result in increased interest expense. While we presently mitigate this risk by investing a portion of our interest-bearing assets in instruments with similar interest rate characteristics as the swapped debt, there can be no assurance that we will maintain a matched portfolio in the future. The instruments governing the notes contain certain covenants applicable to us and our subsidiaries that may adversely affect our ability to incur certain liens or engage in certain types of sale and leaseback transactions. We have not previously undertaken substantial amounts of debt for borrowed money. There can be no assurance that our incurrence of this debt will be a better means of providing liquidity to us than would our use of our existing cash resources, including cash currently held offshore. Further, we cannot be assured that our maintenance of this indebtedness will not adversely affect our operating results or financial condition. In addition, changes by any rating agency to our credit rating can negatively impact the value and liquidity of both our debt and equity securities.

Executive Officers of the Registrant

The following table shows the name, age and position as of August 31, 2006 of each of our executive officers (with the exception of Jonathan Chadwick, who will become an executive officer of Cisco effective September 20, 2006):

Name	Age	Position
Susan L. Bostrom	45

Senior Vice President, Chief Marketing Officer and Worldwide Government Affairs

Ms. Bostrom joined Cisco in October 1997 as Vice President of Cisco’s Applications and Services Marketing group. In August 1998, she was appointed Vice President of the Internet Business Solutions Group and was promoted to Senior Vice President in February 2000. In October 2002, she also assumed responsibility for Worldwide Government Affairs. In January 2006, she was appointed to her current position. Before joining Cisco, Ms. Bostrom had served as Senior Vice President of Global Marketing and Strategic Planning at FTP Software. Ms. Bostrom also currently serves on the board of directors of Varian Medical Systems, Inc.

Name	Age	Position
Larry R. Carter	63

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

John T. Chambers	57

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

Mark Chandler	50

Senior Vice President, Legal Services, General Counsel and Secretary

Mr. Chandler joined Cisco in July 1996, upon Cisco’s acquisition of StrataCom, Inc., where he served as General Counsel. He served as Cisco’s Managing Attorney for Europe, the Middle East, and Africa from December 1996 until June 1999; as Director, Worldwide Legal Operations from June 1999 until February 2001; and was promoted to Vice President, Worldwide Legal Services in February 2001. In October 2001, he was promoted to Vice President, Legal Services and General Counsel and in May 2003, he was also appointed Secretary. In February 2006, he was promoted to Senior Vice President. Before joining StrataCom, he had served as Vice President, Corporate Development and General Counsel of Maxtor Corporation.

Charles H. Giancarlo	48

Senior Vice President, Chief Development Officer

Mr. Giancarlo joined Cisco in December 1994 as Director of Business Development. He was promoted to Vice President in September 1995. He was Vice President of Global Alliances from April 1997 to April 1999 and promoted to Senior Vice President in April 1998. In April 1999, he was promoted to Senior Vice President, Commercial Line of Business. In August 2001, he was promoted to Senior Vice President and General Manager of the Access, Aggregation, Ethernet Switching, and Wireless Groups. In May 2002, he was promoted to Senior Vice President of the Switching, Voice and Storage Groups. In June 2003, he also became the President of Cisco-Linksys LLC. In August 2004, he was promoted to Chief Technology Officer. At the end of July 2005, he was promoted to his current position, and he currently serves as President of Cisco-Linksys LLC. Before joining Cisco, he served as Vice President of Marketing with Kalpana Corporation from July 1993 until Kalpana was acquired by Cisco in December 1994.

Name	Age	Position
Richard J. Justice	56

Senior Vice President, Worldwide Field Operations

Mr. Justice joined Cisco in December 1996 as Senior Vice President of the Americas. In February 2000, he was promoted to his current position. Before joining Cisco, Mr. Justice spent 22 years at Hewlett-Packard Company where, in his last role, he was responsible for Worldwide Enterprise Sales and Marketing.

Randy Pond	52

Senior Vice President, Operations, Processes, and Systems

Mr. Pond joined Cisco in September 1993. In 1994, Mr. Pond assumed leadership of Cisco’s Supply/Demand group. In 1994, he was appointed Director of Manufacturing Operations. He was promoted to Vice President of Manufacturing in 1995. In January 2000, Mr. Pond was promoted to Senior Vice President of West Coast and Asia operations. He was promoted to Senior Vice President, Worldwide Manufacturing Operations and Logistics in June 2001. In August 2003, he was promoted to his current position. Before joining Cisco, Mr. Pond held the position of Vice President Finance, Chief Financial Officer, and Vice President of Operations at Crescendo Communications.

Dennis D. Powell	58

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

Betsy Rafael	45

Vice President, Corporate Controller and Principal Accounting Officer

Ms. Rafael joined Cisco in April 2002 as Vice President, Corporate Controller. In July 2003 she was also named to the role of Principal Accounting Officer. Before joining Cisco, from December 2000 until March 2002, Ms. Rafael was employed by Aspect Communications Corporation, most recently as Executive Vice President, Finance, Chief Financial Officer and Chief Administrative Officer. From May 2000 until November 2000, she was employed by Escalate Corporation as Senior Vice President and Chief Financial Officer. From November 1994 until May 2000, she was employed by Silicon Graphics, Inc., most recently as Senior Vice President and Chief Financial Officer. Ms. Rafael currently serves on the board of directors of Echelon Corporation. Ms. Rafael will cease to be an executive officer of Cisco effective September 20, 2006, when she will assume the role of Vice President, Corporate Finance & Planning.

James Richardson	49

Senior Vice President, Commercial Business

Mr. Richardson joined Cisco in May 1990, founded Cisco’s Canadian operations, and was promoted to Vice President of Intercontinental Operations in June 1992. Mr. Richardson was promoted to Vice President of North American Operations in June 1994. He was promoted to President of EMEA and Senior Vice President in August 1996. In September 1999, he was promoted to Senior Vice President, Office of the President. In January 2000, he was promoted to Senior Vice President of the Enterprise Line of Business and Internet Communications Software Group. In August 2001, Mr. Richardson was promoted to Senior Vice President, Chief Marketing Officer. In January 2006, Mr. Richardson was appointed to his current position.

Name	Age	Position
Jonathan Chadwick	40

Vice President, Corporate Finance & Planning

Mr. Chadwick, 40, currently serves as Vice President, Corporate Finance & Planning of Cisco. Mr. Chadwick joined Cisco in September 1997 as Director, Finance & Accounting. In May 1999, he was promoted to Senior Director, Corporate Finance & Accounting, and in February 2001, he was promoted to his current position. Before joining Cisco, Mr. Chadwick was employed by Coopers & Lybrand LLP. Mr. Chadwick will become an executive officer of Cisco effective September 20, 2006, in connection with his appointment as Vice President, Corporate Controller and Principal Accounting Officer.

ITEM 1B. Unresolved Staff Comments

Not applicable.

ITEM 2. Properties

Our headquarters are located on an owned site in San Jose, California. In addition to this site, we own certain sites in the United States, which include facilities in the surrounding areas of San Jose, California; Boxborough, Massachusetts; Richardson, Texas; Lawrenceville, Georgia; and Research Triangle Park, North Carolina. We also own land for expansion in some of these locations. In addition, we also lease office space in several U.S. locations.

Outside the United States, we have operations primarily in leased sites. Larger sites include Australia, Belgium, Canada, China, France, Germany, India, Italy, Japan and the United Kingdom. We own and lease manufacturing facilities, which include among others, test and assembly operations, in San Jose, California, and a principal manufacturing facility for Scientific-Atlanta, located in Juarez, Mexico. We believe that our existing properties, including both owned and leased sites, are in good condition and suitable for the conduct of our business.

For additional information regarding obligations under operating leases, see Note 8 to the Consolidated Financial Statements in our 2006 Annual Report to Shareholders, which is incorporated by reference herein. For additional information regarding properties by operating segment, see Note 12 to the Consolidated Financial Statements in our 2006 Annual Report to Shareholders, which is incorporated by reference herein.

ITEM 3. Legal Proceedings

Beginning on April 20, 2001, a number of purported shareholder class action lawsuits were filed in the United States District Court for the Northern District of California against us and certain of our officers and directors. The lawsuits were consolidated, and the consolidated action is purportedly brought on behalf of those who purchased our publicly traded securities during an alleged class period of November 10, 1999 through February 6, 2001. Plaintiffs allege that defendants have made false and misleading statements, purport to assert claims for violations of the federal securities laws, and seek unspecified compensatory damages and other relief. On August 18, 2006, we announced an agreement to resolve the litigation. Pursuant to that agreement (which is subject to final documentation and court approval), liability insurers will pay $91.75 million to the plaintiffs in resolution of all claims against us and our officers and directors. If the settlement is approved by the Court, the settlement fund, less fees and expenses, will be distributed to purchasers of our common stock between November 10, 1999 and February 6, 2001 who timely file valid proofs of claim under procedures to be implemented by the Court. We and the individual defendants continue to deny all allegations in the lawsuit.

On February 16, 2005, a purported shareholder derivative lawsuit was filed in the Superior Court of California, County of Santa Clara, against various of our officers and directors and naming us as a nominal defendant. The lawsuit includes derivative and class claims for breach of fiduciary duty, unjust enrichment, constructive trust and violations of the California Corporations Code, is based upon allegations of wrongdoing in connection with option grants and compensation to officers and directors, the timing of option grants, and our share repurchase plan, and seeks unspecified compensation and other damages, rescission of options and other relief.

In addition, we are subject to legal proceedings, claims, and litigation arising in the ordinary course of business, including intellectual property litigation. While the outcome of these matters is currently not determinable, we do not expect that the ultimate costs to resolve these matters will have a material adverse effect on our consolidated financial position, results of operations, or cash flows. For additional information regarding intellectual property litigation, please see “Item 1A. Risk Factors—We may be found to infringe on intellectual property rights of others” herein.

ITEM 4. Submission of Matters to a Vote of Security Holders

None.

PART II

ITEM 5. Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

(a). The information required by this item is incorporated by reference to page 79 of our 2006 Annual Report to Shareholders.

(b) None.

(c) Issuer Purchases of Equity Securities (in millions, except per-share amounts)

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs(1)
April 30, 2006 to May 27, 2006	97	$20.61	97	$363
May 28, 2006 to June 24, 2006	27	$19.97	27	$4,830
June 25, 2006 to July 29, 2006	15	$19.23	15	$4,552

Total	139	$20.35	139

(1)	In September 2001, our Board of Directors authorized a stock repurchase program. As of July 29, 2006, our Board of Directors had authorized the repurchase of up to $40 billion of common stock under this program. During fiscal 2006, we repurchased and retired 435 million shares of our common stock at an average price of $19.07 per share for an aggregate purchase price of $8.3 billion. As of July 29, 2006, we had repurchased and retired 1.9 billion shares of our common stock at an average price of $18.36 per share for an aggregate purchase price of $35.4 billion since inception of the stock repurchase program, and the remaining authorized amount for stock repurchases under this program was $4.6 billion with no termination date.

ITEM 6. Selected Financial Data

The information required by this item is incorporated by reference to page 18 of our 2006 Annual Report to Shareholders.

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information required by this item is incorporated by reference to pages 19 to 39 of our 2006 Annual Report to Shareholders.

ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk

The information required by this item is incorporated by reference to pages 40 to 42 of our 2006 Annual Report to Shareholders.

ITEM 8. Financial Statements and Supplementary Data

The information required by this item is incorporated by reference to pages 43 to 79 of our 2006 Annual Report to Shareholders.

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

Internal Control Over Financial Reporting

Management’s report on our internal control over financial reporting and the report of our independent registered public accounting firm are incorporated by reference to the portion of page 16 under the caption “Management’s Report on Internal Control Over Financial Reporting” and the portion of page 17 under the caption “Internal Control Over Financial Reporting,” respectively, of our 2006 Annual Report to Shareholders.

There was no change in our internal control over financial reporting during our fourth quarter of fiscal 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. Other Information

None.

PART III

ITEM 10. Directors and Executive Officers of the Registrant

The information required by this item relating to our directors and nominees, and regarding compliance with Section 16(a) of the Securities Act of 1934, is included under the captions “Proposal No. 1: Election of Directors” and “Ownership of Securities—Section 16(a) Beneficial Ownership Reporting Compliance” in our Proxy Statement related to the 2006 Annual Meeting of Shareholders and is incorporated herein by reference.

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

ITEM 11. Executive Compensation

The information required by this item is included under the captions “Proposal No. 1: Election of Directors—Director Compensation” and “Executive Compensation and Related Information” in our Proxy Statement related to the 2006 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item relating to security ownership of certain beneficial owners and management is included under the caption “Ownership of Securities,” and the information required by this item relating to securities authorized for issuance under equity compensation plans is included under the caption “Equity Compensation Plan Information,” in each case in our Proxy Statement related to the 2006 Annual Meeting of Shareholders, and is incorporated herein by reference.

ITEM 13. Certain Relationships and Related Transactions

None.

ITEM 14. Principal Accountant Fees and Services

The information required by this item is included under the captions “Proposal No. 2: Ratification of Independent Registered Public Accounting Firm—Principal Accountant Fees and Services” and “Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Registered Public Accounting Firm” in our Proxy Statement related to the 2006 Annual Meeting of Shareholders and is incorporated herein by reference.

PART IV

ITEM 15. Exhibits and Financial Statement Schedules

(a) 1.	Financial Statements

The Index to Financial Statements and Financial Statement Schedule on page 34 is incorporated herein by reference as the list of financial statements required as part of this report.

2.	Financial Statement Schedule

The Index to Financial Statements and Financial Statement Schedule on page 34 is incorporated herein by reference as the list of financial statement schedules required as part of this report.

3.	Exhibits

The exhibit list in the Index to Exhibits is incorporated herein by reference as the list of exhibits required as part of this report.

INDEX TO FINANCIAL STATEMENTS

AND FINANCIAL STATEMENT SCHEDULE

Item 15(a)

	Page
	Form 10-K	2006 Annual Report to Shareholders
Management’s Report on Internal Control Over Financial Reporting		16
Report of Independent Registered Public Accounting Firm		17

Consolidated Statements of Operations for each of the three years in the period ended July 29, 2006		43

Consolidated Balance Sheets at July 29, 2006 and July 30, 2005		44

Consolidated Statements of Cash Flows for each of the three years in the period ended July 29, 2006		45

Consolidated Statements of Shareholders’ Equity for each of the three years in the period ended July 29, 2006		46

Notes to Consolidated Financial Statements		47-78

Supplementary Financial Data (Unaudited) and Stock Market Information Fiscal 2006 and 2005 by Quarter		79

Financial Statement Schedule:

Schedule II Valuation and Qualifying Accounts	35

Report of Independent Registered Public Accounting Firm on Financial Statement Schedule	36

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

(in millions)

Allowance for Doubtful Accounts
Year ended July 31, 2004:
Balance at beginning of fiscal year	$183
Charged to expenses or other accounts	19
Deductions	(23)

Balance at end of fiscal year	$179

Year ended July 30, 2005:
Balance at beginning of fiscal year	$179
Charged to expenses or other accounts	—
Deductions	(17)

Balance at end of fiscal year	$162

Year ended July 29, 2006:
Balance at beginning of fiscal year	$162
Charged to expenses or other accounts	24
Deductions	(11)

Balance at end of fiscal year	$175

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

ON FINANCIAL STATEMENT SCHEDULE

To the Board of Directors and Shareholders of Cisco Systems, Inc.:

Our audits of the consolidated financial statements referred to in our report dated September 15, 2006 appearing in the 2006 Annual Report to Shareholders of Cisco Systems, Inc. (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the financial statement schedule listed in Item 15(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/    PRICEWATERHOUSECOOPERS LLP

San Jose, California

September 15, 2006

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

September 15, 2006	CISCO SYSTEMS, INC.

/s/ JOHN T. CHAMBERS
John T. Chambers President and Chief Executive Officer

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

Signature	Title	Date

/s/ JOHN T. CHAMBERS John T. Chambers	President and Chief Executive Officer and Director (Principal Executive Officer)	September 15, 2006

/s/ DENNIS D. POWELL Dennis D. Powell	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	September 15, 2006

/s/ BETSY RAFAEL Betsy Rafael	Vice President, Corporate Controller, and Principal Accounting Officer (Principal Accounting Officer)	September 15, 2006

/s/ JOHN P. MORGRIDGE John P. Morgridge	Chairman of the Board and Director	September 15, 2006

/s/ CAROL A. BARTZ Carol A. Bartz	Lead Independent Director	September 15, 2006

M. Michele Burns	Director

Signature	Title	Date

/s/ MICHAEL D. CAPELLAS Michael D. Capellas	Director	September 15, 2006

/s/ LARRY R. CARTER Larry R. Carter	Director	September 15, 2006

/s/ JOHN L. HENNESSY Dr. John L. Hennessy	Director	September 15, 2006

/s/ RICHARD M. KOVACEVICH Richard M. Kovacevich	Director	September 15, 2006

/s/ RODERICK C. MCGEARY Roderick C. McGeary	Director	September 15, 2006

/s/ JAMES C. MORGAN James C. Morgan	Director	September 15, 2006

/s/ STEVEN M. WEST Steven M. West	Director	September 15, 2006

/s/ JERRY YANG Jerry Yang	Director	September 15, 2006

INDEX TO EXHIBITS

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed Herewith
		Form	File No.	Exhibit	Filing Date
2.1	Agreement and Plan of Merger by and among Cisco Systems, Inc., Columbus Acquisition Corp. and Scientific-Atlanta, Inc. †	8-K	001-05517	2.1	11/21/2005

3.1	Restated Articles of Incorporation of Cisco Systems, Inc., as currently in effect	S-3	333-56004	4.1	2/21/2001

3.2	Amended and Restated Bylaws of Cisco Systems, Inc., as currently in effect	10-Q	000-18225	3.2	11/17/2003

4.1	Indenture, dated February 22, 2006, between Cisco Systems, Inc. and Deutsche Bank Trust Company Americas, as trustee	8-K	000-18225	4.1	02/22/2006

4.2	Forms of Global Note for the registrant’s Floating Rate Notes due 2009, 5.25% Senior Notes due 2011 and 5.50% Senior Notes due 2016 (contained in Exhibit No. 4.1)	8-K	000-18225	4.1	02/22/2006

10.1*	Cisco Systems, Inc. Amended and Restated 1996 Stock Incentive Plan (including related form agreements)					X

10.2*	1997 Supplemental Stock Incentive Plan (including related form agreements)					X

10.3*	Cisco Systems, Inc. 2005 Stock Incentive Plan (including related form agreements)					X

10.4*	Cisco Systems, Inc. SA Acquisition Long-Term Incentive Plan (amends and restates the 2003 Long-Term Incentive Plan of Scientific-Atlanta including related form agreements)					X

10.5*	Cisco Systems, Inc. Employee Stock Purchase Plan (including Sub-plan, the International Employee Stock Purchase Plan)	10-Q	000-18225	10.4	11/17/2003

10.6*	Notice of Grant of Stock Option and Stock Option Agreement between John T. Chambers and Cisco Systems, Inc.	10-K	000-18225	10.6	9/20/2004

10.7*	Professional and Leadership Incentive Plan—FY 2006					X

10.8*	Professional and Leadership Incentive Plan—FY 2007	8-K	000-18225	10.1	7/31/2006

10.9*	Form of Officer Indemnification Agreement	10-K	000-18225	10.7	9/20/2004

10.10*	Form of Director Indemnification Agreement	10-K	000-18225	10.8	9/20/2004

13.1	Pages 16 to 79 of the Registrant’s 2006 Annual Report to Shareholders					X

21.1	Subsidiaries of the Registrant					X

23.1	Consent of Independent Registered Public Accounting Firm					X

24.1	Power of Attorney (included on page 37 of this Annual Report on Form 10-K)					X

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed Herewith
		Form	File No.	Exhibit	Filing Date

31.1	Rule 13a–14(a)/15d–14(a) Certification of Principal Executive Officer					X

31.2	Rule 13a–14(a)/15d–14(a) Certification of Principal Financial Officer					X

32.1	Section 1350 Certification of Principal Executive Officer					X

32.2	Section 1350 Certification of Principal Financial Officer					X

†	Schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K. Cisco Systems, Inc. hereby undertakes to furnish supplementally copies of any of the omitted schedules and exhibits upon request by the Securities and Exchange Commission.
*	Indicates a management contract or compensatory plan or arrangement.