Form 10-Q
period 2006-10-28
CISCO SYSTEMS INC
filed 2006-11-21
CIK 858877

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 28, 2006

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

As of November 10, 2006, 6,072,718,791 shares of the registrant’s common stock were outstanding.

CISCO SYSTEMS, INC.

FORM 10-Q

FOR THE QUARTER ENDED OCTOBER 28, 2006

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

CISCO SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in millions, except per-share amounts)

(Unaudited)

	Three Months Ended
	October 28, 2006	October 29, 2005
NET SALES:
Product	$6,940	$5,491
Service	1,244	1,059

Total net sales	8,184	6,550

COST OF SALES:
Product	2,499	1,751
Service	452	389

Total cost of sales	2,951	2,140

GROSS MARGIN	5,233	4,410

OPERATING EXPENSES:
Research and development	1,083	996
Sales and marketing	1,686	1,453
General and administrative	364	278
Amortization of purchased intangible assets	105	59
In-process research and development	4	2

Total operating expenses	3,242	2,788

OPERATING INCOME	1,991	1,622

Interest income, net	157	154
Other income (loss), net	28	(17)

Interest and other income (loss), net	185	137

INCOME BEFORE PROVISION FOR INCOME TAXES	2,176	1,759
Provision for income taxes	568	498

NET INCOME	$1,608	$1,261

Net income per share — basic	$0.27	$0.20

Net income per share — diluted	$0.26	$0.20

Shares used in per-share calculation — basic	6,061	6,245

Shares used in per-share calculation — diluted	6,199	6,340

See Notes to Consolidated Financial Statements.

CISCO SYSTEMS, INC.

CONSOLIDATED BALANCE SHEETS

(in millions, except par value)

(Unaudited)

	October 28, 2006	July 29, 2006
ASSETS
Current assets:
Cash and cash equivalents	$4,313	$3,297
Investments	15,207	14,517
Accounts receivable, net of allowance for doubtful accounts of $180 at October 28, 2006 and $175 at July 29, 2006	3,091	3,303
Inventories	1,477	1,371
Deferred tax assets	1,582	1,604
Prepaid expenses and other current assets	1,581	1,584

Total current assets	27,251	25,676
Property and equipment, net	3,444	3,440
Goodwill	9,298	9,227
Purchased intangible assets, net	2,065	2,161
Other assets	2,850	2,811

TOTAL ASSETS	$44,908	$43,315

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$869	$880
Income taxes payable	1,605	1,744
Accrued compensation	1,487	1,516
Deferred revenue	4,546	4,408
Other accrued liabilities	2,774	2,765

Total current liabilities	11,281	11,313
Long-term debt	6,455	6,332
Deferred revenue	1,219	1,241
Other long-term liabilities	410	511

Total liabilities	19,365	19,397

Minority interest	14	6

Shareholders’ equity:
Preferred stock, no par value: 5 shares authorized; none issued and outstanding	—	—
Common stock and additional paid-in capital, $0.001 par value: 20,000 shares authorized; 6,062 and 6,059 shares issued and outstanding at October 28, 2006 and July 29, 2006, respectively	25,419	24,257
Accumulated deficit	(233)	(617)
Accumulated other comprehensive income	343	272

Total shareholders’ equity	25,529	23,912

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$44,908	$43,315

See Notes to Consolidated Financial Statements.

CISCO SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

(Unaudited)

	Three Months Ended
	October 28, 2006	October 29, 2005
Cash flows from operating activities:
Net income	$1,608	$1,261
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	348	258
Employee share-based compensation expense	225	317
Share-based compensation expense related to acquisitions and investments	10	28
Provision for doubtful accounts	6	11
Provision for inventory	56	47
Deferred income taxes	60	125
Excess tax benefits from share-based compensation	(151)	(40)
In-process research and development	4	2
Net (gains) losses and impairment charges on investments	(48)	11
Change in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	206	(135)
Inventories	(162)	(65)
Prepaid expenses and other current assets	(16)	(41)
Lease receivables, net	(22)	(26)
Accounts payable	(11)	(14)
Income taxes payable	48	4
Accrued compensation	(29)	(124)
Deferred revenue	116	(248)
Other liabilities	23	31

Net cash provided by operating activities	2,271	1,402

Cash flows from investing activities:
Purchases of investments	(4,771)	(7,973)
Proceeds from sales and maturities of investments	4,268	7,335
Acquisition of property and equipment	(214)	(215)
Acquisition of businesses, net of cash and cash equivalents acquired	(121)	(122)
Change in investments in privately held companies	(48)	(18)
Purchase of minority interest of Cisco Systems, K.K. (Japan)	—	(25)
Other	(41)	(105)

Net cash used in investing activities	(927)	(1,123)

Cash flows from financing activities:
Issuance of common stock	1,019	136
Repurchase of common stock	(1,500)	(3,500)
Excess tax benefits from share-based compensation	151	40
Other	2	7

Net cash used in financing activities	(328)	(3,317)

Net increase (decrease) in cash and cash equivalents	1,016	(3,038)
Cash and cash equivalents, beginning of period	3,297	4,742

Cash and cash equivalents, end of period	$4,313	$1,704

See Notes to Consolidated Financial Statements.

CISCO SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(in millions)

(Unaudited)

Three Months Ended October 29, 2005	Shares of Common Stock	Common Stock and Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income	Total Shareholders’ Equity
BALANCE AT JULY 30, 2005	6,331	$22,394	$506	$274	$23,174
Net income	—	—	1,261	—	1,261
Change in unrealized gains and losses on investments, net of tax	—	—	—	(67)	(67)
Other	—	—	—	15	15

Comprehensive income					1,209

Issuance of common stock	16	136	—	—	136
Repurchase of common stock	(194)	(687)	(2,813)	—	(3,500)
Tax benefits from employee stock incentive plans	—	55	—	—	55
Purchase acquisitions	1	24	—	—	24
Employee share-based compensation expense	—	311	—	—	311
Share-based compensation expense related to acquisitions and investments	—	28	—	—	28

BALANCE AT OCTOBER 29, 2005	6,154	$22,261	$(1,046)	$222	$21,437

Three Months Ended October 28, 2006	Shares of Common Stock	Common Stock and Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Shareholders’ Equity
BALANCE AT JULY 29, 2006	6,059	$24,257	$(617)	$272	$23,912
Net income	—	—	1,608	—	1,608
Change in unrealized gains and losses on investments, net of tax	—	—	—	71	71

Comprehensive income					1,679

Issuance of common stock	69	1,019	—	—	1,019
Repurchase of common stock	(66)	(276)	(1,224)	—	(1,500)
Tax benefits from employee stock incentive plans	—	182	—	—	182
Purchase acquisitions	—	2	—	—	2
Employee share-based compensation expense	—	225	—	—	225
Share-based compensation expense related to acquisitions and investments	—	10	—	—	10

BALANCE AT OCTOBER 28, 2006	6,062	$25,419	$(233)	$343	$25,529

Supplemental Information

In September 2001, the Company’s Board of Directors authorized a stock repurchase program. As of October 28, 2006, the Company’s Board of Directors had authorized an aggregate repurchase of up to $40 billion of common stock under this program. In addition, on November 15, 2006, the Company’s Board of Directors authorized the repurchase of up to an additional $7 billion of the Company’s common stock with no termination date. For additional information regarding stock repurchases, see Note 9 to the Consolidated Financial Statements. The purchase price of shares of common stock repurchased was reflected as (i) a reduction to retained earnings until retained earnings were zero and then as an increase to accumulated deficit and (ii) a reduction of common stock and additional paid-in capital. Issuance of common stock and the tax benefit related to employee stock incentive plans are recorded in shareholders’ equity as an increase to common stock and additional paid-in capital. The stock repurchases since the inception of this program are summarized in the table below (in millions):

	Shares of Common Stock	Common Stock and Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income	Total Shareholders’ Equity
Repurchases of common stock	1,997	$6,570	$30,378	$—	$36,948

See Notes to Consolidated Financial Statements.

CISCO SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Description of Business

Cisco Systems, Inc. (the “Company” or “Cisco”) designs, manufactures, and sells networking and other products related to the communications and information technology industry and provides services associated with these products and their use. The Company’s products are installed at corporations, public institutions, telecommunications companies, commercial businesses and personal residences. Cisco provides a broad line of products for transporting data, voice, and video within buildings, across campuses, and around the world.

On February 24, 2006, the Company completed the acquisition of Scientific-Atlanta, Inc. (“Scientific-Atlanta”), a provider of set-top boxes, end-to-end video distribution networks, and video system integration. With this acquisition, the Company has enhanced its video capabilities to help enable the convergence of data, voice and video technologies. The Company seeks to have further strategic business relationships with key service provider customers, and to reach a broad range of consumers with its enhanced product line following the acquisition.

2. Summary of Significant Accounting Policies

Fiscal Year

The Company’s fiscal year is the 52 or 53 weeks ending on the last Saturday in July. Fiscal 2007 and fiscal 2006 are 52-week fiscal years.

Basis of Presentation

The accompanying financial data as of October 28, 2006 and for the three months ended October 28, 2006 and October 29, 2005 has been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. The July 29, 2006 Consolidated Balance Sheet was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and the notes thereto, included in the Company’s Annual Report on Form 10-K for the fiscal year ended July 29, 2006.

In the opinion of management, all adjustments (which include normal recurring adjustments, except as disclosed herein) necessary to present a fair statement of financial position as of October 28, 2006, results of operations, cash flows, and shareholders’ equity for the three months ended October 28, 2006 and October 29, 2005, as applicable, have been made. The results of operations for the three months ended October 28, 2006 are not necessarily indicative of the operating results for the full fiscal year or any future periods.

Computation of Net Income per Share

Basic net income per share is computed using the weighted-average number of common shares outstanding during the period. Diluted net income per share is computed using the weighted-average number of common shares and dilutive potential common shares outstanding during the period. Dilutive potential common shares primarily consist of employee stock options, restricted common stock and restricted stock units.

CISCO SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Statement of Financial Accounting Standards No. 128, “Earnings per Share,” requires that employee equity share options, nonvested shares, and similar equity instruments granted by the Company be treated as potential common shares outstanding in computing diluted earnings per share. Diluted shares outstanding include the dilutive effect of in-the-money options which is calculated based on the average share price for each fiscal period using the treasury stock method. Under the treasury stock method, the amount the employee must pay for exercising stock options, the amount of compensation cost for future service that the Company has not yet recognized, and the amount of tax benefits that would be recorded in additional paid-in capital when the award becomes deductible are assumed to be used to repurchase shares.

Recent Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (FASB) issued Financial Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN 48”), which is a change in accounting for income taxes. FIN 48 specifies how tax benefits for uncertain tax positions are to be recognized, measured, and derecognized in financial statements; requires certain disclosures of uncertain tax matters; specifies how reserves for uncertain tax positions should be classified on the balance sheet; and provides transition and interim-period guidance, among other provisions. FIN 48 is effective for fiscal years beginning after December 15, 2006 and as a result, is effective for the Company in the first quarter of fiscal 2008. The Company is currently evaluating the impact of FIN 48 on its Consolidated Financial Statements.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108 (“SAB 108”), “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB 108 provides interpretative guidance on the process of quantifying financial statement misstatements and is effective for fiscal years ending after November 15, 2006. The Company applied the provisions of SAB 108 in the first quarter of fiscal 2007 and there was no impact to the Consolidated Financial Statements.

Reclassifications

Certain reclassifications have been made to prior period amounts in order to conform to the current period’s presentation.

3. Business Combinations

Purchase Acquisitions

A summary of the purchase acquisitions and asset purchases for the three months ended October 28, 2006 is as follows (in millions):

	Purchase Consideration	Liabilities Assumed	In-Process R&D Expense	Purchased Intangible Assets	Goodwill
Arroyo Video Solutions, Inc.	$86	$1	$3	$25	$57
Other	38	2	1	20	19

Total	$124	$3	$4	$45	$76

•	Acquisition of Arroyo Video Solutions, Inc. to help enable carriers to accelerate the creation and distribution of network-delivered entertainment, interactive media and advertising services across the growing portfolio of televisions, personal computers, and mobile handsets

CISCO SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Under the terms of the definitive agreements related to the acquisitions and asset purchases, the purchase consideration consisted of cash and stock options assumed. The purchase consideration for the Company’s acquisitions and asset purchases is also allocated to tangible assets acquired. The Consolidated Financial Statements include the operating results of each business from the date of acquisition. Pro forma results of operations for the acquisitions completed during the three months ended October 28, 2006 have not been presented because the effects of the acquisitions, individually or in the aggregate were not material to the Company’s results.

Pro Forma Financial Information

The financial information in the table below summarizes the combined results of operations of Cisco and Scientific-Atlanta, on a pro forma basis, as though the companies had been combined at the beginning of fiscal 2006. The pro forma financial information for the three months ended October 29, 2005 combines the historical results of operations of Cisco for the three months ended October 29, 2005, with the historical results of operations of Scientific-Atlanta for the three months ended September 30, 2005.

The pro forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition of Scientific-Atlanta and issuance of $6.5 billion of debt (see Note 7 to the Consolidated Financial Statements) had taken place at the beginning of fiscal 2006. The debt was issued to finance the acquisition of Scientific-Atlanta as well as for general corporate purposes. For the purposes of this pro forma financial information, the interest expense on the entire debt, including the effects of hedging, was included in the pro forma financial adjustments. The pro forma financial information for the three months ended October 29, 2005 also includes the purchase accounting adjustments on historical Scientific-Atlanta inventory, adjustments to depreciation on acquired property and equipment, a charge for in-process research and development, amortization charges from acquired intangible assets, adjustments to interest income, and related tax effects.

The following table summarizes the pro forma financial information (in millions, except per-share amounts):

Three Months Ended October 29, 2005
Net sales	$7,040
Net income	$1,104
Net income per share—basic	$0.18
Net income per share—diluted	$0.17

In-Process Research and Development

The Company’s methodology for allocating the purchase price for purchase acquisitions to in-process research and development (“in-process R&D”) is determined through established valuation techniques. In-process R&D is expensed upon acquisition because technological feasibility has not been established and no future alternative uses exist. Total in-process R&D expense for the three months ended October 28, 2006 and October 29, 2005 was $4 million and $2 million, respectively.

CISCO SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Purchased Intangible Assets

The following table presents details of the purchased intangible assets acquired during the three months ended October 28, 2006 (in millions, except years):

	Technology		Customer Relationships		Total
	Weighted Average Useful Life (in Years)	Amount	Weighted Average Useful Life (in Years)	Amount	Amount
Arroyo Video Solutions, Inc.	5.0	$14	7.0	$11	$25
Other	4.0	16	5.0	4	20

		$30		$15	$45

The following tables present details of the Company’s purchased intangible assets (in millions):

October 28, 2006	Gross	Accumulated Amortization	Net
Technology	$1,008	$(295)	$713
Customer relationships	1,550	(235)	1,315
Other	140	(103)	37

Total	$2,698	$(633)	$2,065

July 29, 2006	Gross	Accumulated Amortization	Net
Technology	$1,052	$(302)	$750
Customer relationships	1,535	(175)	1,360
Other	164	(113)	51

Total	$2,751	$(590)	$2,161

The estimated future amortization expense of purchased intangible assets as of October 28, 2006 is as follows (in millions):

Fiscal Year	Amount
2007 (remaining nine months)	$391
2008	477
2009	393
2010	283
2011	214
Thereafter	307

Total	$2,065

CISCO SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Goodwill

The following table presents the changes in goodwill allocated to the Company’s reportable segments during the three months ended October 28, 2006 (in millions):

	Balance at July 29, 2006	Acquisitions	Other	Balance at October 28, 2006
United States and Canada	$6,778	$49	$(5)	$6,822
European Markets	1,127	14	—	1,141
Emerging Markets	292	3	—	295
Asia Pacific	277	7	—	284
Japan	753	3	—	756

Total	$9,227	$76	$(5)	$9,298

Compensation Expense Related to Acquisitions and Investments

The following table presents the compensation expense related to acquisitions and investments (in millions):

	Three Months Ended
	October 28, 2006	October 29, 2005
Share-based compensation expense related to acquisitions and investments	$10	$28
Cash compensation expense related to acquisitions and investments	11	12

Total	$21	$40

Beginning in fiscal 2006, share-based compensation related to acquisitions and investments is measured under SFAS 123(R) and includes deferred share-based compensation relating to acquisitions completed prior to fiscal 2006. As of October 28, 2006, the remaining balance of share-based compensation related to acquisitions and investments to be recognized over the vesting periods was approximately $66 million.

In connection with the Company’s purchase acquisitions and asset purchases, the Company has agreed to pay certain additional amounts of up to $97 million in cash contingent upon achieving certain agreed-upon technology, development, product, or other milestones or continued employment of certain employees with the Company. In each case, any additional amounts paid will be recorded as compensation expense. During the three months ended October 28, 2006, the Company recorded $8 million of additional compensation expense pursuant to these agreements. As of October 28, 2006, the Company has recorded an aggregate of $29 million of additional compensation expense pursuant to these agreements.

In connection with the Company’s acquisitions of variable interest entities, the Company has agreed to pay certain additional amounts of up to $180 million in cash contingent upon achieving certain agreed-upon technology, development, product, or other milestones or continued employment of certain employees with the Company. In each case, any additional amounts paid will be recorded as compensation expense. During the three months ended October 28, 2006, the Company recorded $3 million of additional compensation expense pursuant to these agreements. As of October 28, 2006, the Company has recorded an aggregate of $29 million of additional compensation expense pursuant to these agreements.

CISCO SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

4. Balance Sheet Details

The following tables provide details of selected balance sheet items (in millions):

	October 28, 2006	July 29, 2006
Inventories:
Raw materials	$155	$131
Work in process	402	377
Finished goods:
Distributor inventory and deferred cost of sales	424	423
Manufacturing finished goods	272	236

Total finished goods	696	659

Service-related spares	190	170
Demonstration systems	34	34

Total	$1,477	$1,371

Property and equipment, net:
Land, buildings, and leasehold improvements	$3,674	$3,647
Computer equipment and related software	1,382	1,352
Production, engineering, and other equipment	3,816	3,678
Operating lease assets	155	153
Furniture and fixtures	365	363

	9,392	9,193
Less accumulated depreciation and amortization	(5,948)	(5,753)

Total	$3,444	$3,440

Other assets:
Deferred tax assets	$943	$983
Investments in privately held companies	618	574
Income tax receivable	277	279
Lease receivables, net	468	464
Other	544	511

Total	$2,850	$2,811

Deferred revenue:
Service	$4,032	$4,088
Product:
Unrecognized revenue on product shipments and other deferred revenue	1,248	1,156
Cash receipts related to unrecognized revenue from two-tier distributors	485	405

Total product deferred revenue	1,733	1,561

Total	$5,765	$5,649

Reported as:
Current	$4,546	$4,408
Noncurrent	1,219	1,241

Total	$5,765	$5,649

CISCO SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

5. Lease Receivables, Net

Lease receivables represent sales-type and direct-financing leases resulting from the sale of the Company’s and complementary third-party products and services. These lease arrangements typically have terms from two to three years and are generally collateralized by a security interest in the underlying assets. The current portion of lease receivables, net, is recorded in prepaid expenses and other current assets, and the noncurrent portion is recorded in other assets in the Consolidated Balance Sheets. The net lease receivables are summarized as follows (in millions):

	October 28, 2006	July 29, 2006
Gross lease receivables	$975	$960
Unearned income and other allowances	(181)	(188)

Total	$794	$772

Reported as:
Current	$326	$308
Noncurrent	468	464

Total	$794	$772

Contractual maturities of the gross lease receivables at October 28, 2006 were as follows (in millions):

Fiscal Year	Amount
2007 (remaining nine months)	$326
2008	306
2009	201
2010	97
2011	37
Thereafter	8

Total	$975

Actual cash collections may differ from the contractual maturities due to early customer buyouts, refinancings, or defaults.

6. Investments

The following tables summarize the Company’s investments (in millions):

October 28, 2006	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Fixed income securities:
U.S. government notes and bonds	$5,451	$12	$(22)	$5,441
Corporate notes, bonds, and asset-backed securities	7,607	6	(56)	7,557
Municipal notes and bonds	1,474	—	—	1,474

Total fixed income securities	14,532	18	(78)	14,472
Publicly traded equity securities	440	299	(4)	735

Total	$14,972	$317	$(82)	$15,207

CISCO SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

July 29, 2006	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Fixed income securities:
U.S. government notes and bonds	$5,179	$3	$(47)	$5,135
Corporate notes, bonds, and asset-backed securities	7,950	2	(88)	7,864
Municipal notes and bonds	809	—	(3)	806

Total fixed income securities	13,938	5	(138)	13,805
Publicly traded equity securities	467	252	(7)	712

Total	$14,405	$257	$(145)	$14,517

The following table summarizes the maturities of the Company’s fixed income securities at October 28, 2006 (in millions):

	Amortized Cost	Fair Value
Less than 1 year	$3,467	$3,460
Due in 1 to 2 years	4,090	4,075
Due in 2 to 5 years	5,204	5,165
Due after 5 years	1,771	1,772

Total	$14,532	$14,472

Actual maturities may differ from the contractual maturities because borrowers may have the right to call or prepay certain obligations.

7. Long-Term Debt

In February 2006, the Company issued $500 million of senior floating interest rate notes due 2009 (the “2009 Notes”), $3.0 billion of 5.25% senior notes due 2011 (the “2011 Notes”) and $3.0 billion of 5.50% senior notes due 2016 (the “2016 Notes”), for an aggregate principal amount of $6.5 billion. The 2011 Notes and the 2016 Notes are redeemable by the Company at any time, subject to a make-whole premium. To achieve its interest rate objectives, the Company entered into $6.0 billion notional amount of interest rate swaps. In effect, these swaps convert the fixed interest rates of the 2011 Notes and the 2016 Notes to floating interest rates based on the London Interbank Offered Rate (LIBOR). Gains and losses in the fair value of the interest rate swaps offset changes in the fair value of the underlying debt. See Note 8 to the Consolidated Financial Statements. The Company was in compliance with all debt covenants as of October 28, 2006.

CISCO SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The following table summarizes the Company’s long-term debt (in millions, except percentages):

	October 28, 2006		July 29, 2006
	Amount	Effective Rate(1)	Amount	Effective Rate(1)
Senior notes:
2009 Notes	$500	5.48%	$500	5.27%
2011 Notes	3,000	5.60%	3,000	5.39%
2016 Notes	3,000	5.83%	3,000	5.62%

Total senior notes	6,500		6,500

Other notes	5		5
Unamortized discount	(18)		(18)
Fair value adjustment	(32)		(155)

Total	$6,455		$6,332

(1)	The effective rates for the 2011 Notes and the 2016 Notes reflect the variable rate in effect as of the period end on the interest rate swaps designated as fair value hedges of those notes, including the amortization of the discount.

Interest is payable quarterly on the 2009 Notes and semi-annually on the 2011 Notes and 2016 Notes. Interest expense, net of the effect of hedging, was $94 million for the first quarter of fiscal 2007 and was included in interest income, net in the Consolidated Statements of Operations. Cash paid for interest during the three months ended October 28, 2006 was $166 million. There was no interest expense or cash paid for interest during the three months ended October 29, 2005.

8. Commitments and Contingencies

Operating Leases

The Company leases office space in several U.S. locations. Outside the United States, larger sites include Australia, Belgium, Canada, China, France, Germany, India, Italy, Japan, and the United Kingdom. Future annual minimum lease payments under all noncancelable operating leases with an initial term in excess of one year as of October 28, 2006 were as follows (in millions):

Fiscal Year	Amount
2007 (remaining nine months)	$191
2008	185
2009	148
2010	129
2011	115
Thereafter	618

Total	$1,386

CISCO SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Purchase Commitments with Contract Manufacturers and Suppliers

The Company purchases components from a variety of suppliers and uses several contract manufacturers to provide manufacturing services for its products. During the normal course of business, in order to manage manufacturing lead times and help ensure adequate component supply, the Company enters into agreements with contract manufacturers and suppliers that either allow them to procure inventory based upon criteria as defined by the Company or that establish the parameters defining the Company’s requirements. In certain instances, these agreements allow the Company the option to cancel, reschedule, and adjust the Company’s requirements based on its business needs prior to firm orders being placed. Consequently, only a portion of the Company’s reported purchase commitments arising from these agreements are firm, noncancelable, and unconditional commitments. As of October 28, 2006, the Company had total purchase commitments for inventory of approximately $2.3 billion, compared with $2.0 billion as of July 29, 2006.

In addition to the above, the Company records a liability for firm, noncancelable, and unconditional purchase commitments for quantities in excess of its future demand forecasts consistent with the Company’s allowance for inventory. As of October 28, 2006, the liability for these purchase commitments was $146 million, compared with $148 million as of July 29, 2006, and was included in other accrued liabilities.

Nuova Systems, Inc.

In the first quarter of fiscal 2007, the Company made an investment in Nuova Systems, Inc. (“Nuova Systems”), which conducts research and development on data center-related products. As a result of this investment, the Company owns approximately 80% of Nuova Systems and has consolidated the results of Nuova Systems in the Company’s Consolidated Financial Statements beginning in the first quarter of fiscal 2007. This investment includes $50 million of funding and a license to certain of the Company’s technology. In addition, upon the occurrence of certain events, the Company has committed up to $42 million of additional funding to Nuova Systems.

In connection with this investment, the Company and Nuova Systems have entered into a call option agreement that provides the Company with the right to purchase the remaining interests of approximately 20% in Nuova Systems. If exercised by the Company, the call option provides that the minority interest holders would be eligible to receive two milestone payments based on a formula set forth in the call option agreement. The amounts due under the milestone payments will be recognized by the Company when it is determined that the exercise of the call option is probable. These amounts will be recorded as compensation expense based on an estimate of the fair value of the amounts earned by the minority interest holders pursuant to a vesting schedule. Subsequent changes to the fair value of the amounts probable of being earned and the continued vesting will result in adjustments to the recorded compensation expense. If the Company exercises the call option, the potential amount recorded as compensation expense would be up to a maximum of $578 million.

Other Commitments

The Company has entered into an agreement to invest approximately $800 million in venture funds managed by SOFTBANK Corp. and its affiliates (“SOFTBANK”) that are required to be funded on demand. The total commitment is to be invested in venture funds and as senior debt with entities as directed by SOFTBANK. The Company’s commitment to fund the senior debt is contingent upon the achievement of certain agreed-upon milestones. As of October 28, 2006, the Company had invested $576 million in the venture funds pursuant to the commitment, compared with $523 million as of July 29, 2006. In addition, as of October 28, 2006 and July 29, 2006, the Company had invested $49 million in the senior debt pursuant to the commitment, all of which has been repaid.

CISCO SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The Company also has certain other funding commitments related to its privately held investments that are based on the achievement of certain agreed-upon milestones. The funding commitments were approximately $28 million as of October 28, 2006, compared with approximately $34 million as of July 29, 2006.

Variable Interest Entities

In the ordinary course of business, the Company has investments in privately held companies and provides financing to certain customers through its wholly owned subsidiaries, which may be considered to be variable interest entities. The Company has evaluated its investments in privately held companies and customer financings and determined that there were no significant unconsolidated variable interest entities as of October 28, 2006.

Guarantees and Product Warranties

The Company’s guarantees issued that are subject to recognition and disclosure requirements as of October 28, 2006 and July 29, 2006 were not material. The following table summarizes the activity related to the product warranty liability during the three months ended October 28, 2006 and October 29, 2005 (in millions):

	Three Months Ended
	October 28, 2006	October 29, 2005
Balance at beginning of period	$309	$259
Provision for warranties issued	115	102
Payments	(101)	(100)

Balance at end of period	$323	$261

The Company accrues for warranty costs as part of its cost of sales based on associated material product costs, labor costs for technical support staff, and associated overhead. The products sold are generally covered by a warranty for periods ranging from 90 days to five years, and for some products the Company provides a limited lifetime warranty.

In the normal course of business, the Company indemnifies other parties, including customers, lessors, and parties to other transactions with the Company, with respect to certain matters. The Company has agreed to hold the other parties harmless against losses arising from a breach of representations or covenants, or out of intellectual property infringement or other claims made against certain parties. These agreements may limit the time within which an indemnification claim can be made and the amount of the claim. In addition, the Company has entered into indemnification agreements with its officers and directors, and the Company’s bylaws contain similar indemnification obligations to the Company’s agents.

It is not possible to determine the maximum potential amount under these indemnification agreements due to the Company’s limited history with prior indemnification claims and the unique facts and circumstances involved in each particular agreement. Historically, payments made by the Company under these agreements have not had a material effect on the Company’s operating results, financial position, or cash flows.

Derivative Instruments

The Company uses derivative instruments to manage exposures to foreign currency, interest rate, and equity security price risks. The Company’s objective in holding derivatives is to reduce the volatility of earnings and

CISCO SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

Foreign Currency Derivatives

The Company conducts business globally in numerous currencies. As such, it is exposed to adverse movements in foreign currency exchange rates. The Company enters into foreign exchange forward contracts to reduce the short-term effects of foreign currency fluctuations on foreign currency receivables, investments, and payables. The gains and losses on the foreign exchange forward contracts offset the transaction gains and losses on foreign currency receivables, investments, and payables recognized in earnings.

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

The Company periodically hedges certain foreign currency forecasted transactions related to certain operating expenses with currency options and forward contracts. These transactions are designated as cash flow hedges. The effective portion of the derivative’s gain or loss is initially reported as a component of accumulated other comprehensive income and subsequently reclassified into earnings when the hedged exposure affects earnings. The ineffective portion, if any, of the gain or loss is reported in earnings immediately. These currency option contracts generally have maturities of less than 18 months. The Company does not purchase currency options for trading purposes. Foreign exchange forward and option contracts are summarized as follows (in millions):

October 28, 2006	Notional Amount	Fair Value
Forward contracts:
Purchased	$1,432	$2
Sold	$455	$(2)
Option contracts:
Purchased	$459	$14
Sold	$442	$(1)

July 29, 2006	Notional Amount	Fair Value
Forward contracts:
Purchased	$1,376	$(2)
Sold	$554	$(3)
Option contracts:
Purchased	$591	$20
Sold	$573	$(2)

CISCO SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Interest Rate Derivatives

The Company’s primary objective for holding fixed income securities is to achieve an appropriate investment return consistent with preserving principal and managing risk. To realize these objectives, the Company may utilize interest rate swaps or other derivatives designated as fair value or cash flow hedges. The Company has entered into $1.0 billion of interest rate swaps designated as fair value hedges of its investment portfolio. Under these interest rate swap contracts, the Company makes fixed-rate interest payments and receives interest payments based on LIBOR. The effect of these swaps is to convert fixed-rate returns to floating-rate returns based on LIBOR for a portion of the Company’s fixed income portfolio. The gains and losses related to changes in the value of the interest rate swaps are included in other income (loss), net, in the Consolidated Statements of Operations and offset the changes in fair value of the underlying hedged investment. As of October 28, 2006 and July 29, 2006, the fair values of the interest rate swaps designated as hedges of the Company’s investments were $33 million and $45 million, respectively, and were reflected in prepaid expenses and other current assets in the Consolidated Balance Sheets.

In conjunction with its issuance of fixed-rate senior notes in February 2006, the Company entered into $6.0 billion of interest rate swaps designated as fair value hedges of the fixed-rate debt. Under these interest rate swap contracts, the Company receives fixed-rate interest payments and makes interest payments based on LIBOR. The effect of these swaps is to convert fixed-rate interest expense to floating-rate interest expense based on LIBOR. The gains and losses related to changes in the value of the interest rate swaps are included in other income (loss), net, in the Consolidated Statements of Operations and offset the changes in fair value of the underlying debt. As of October 28, 2006 and July 29, 2006, the fair values of the interest rate swaps were $32 million and $155 million, respectively, and were reflected in other long-term liabilities in the Consolidated Balance Sheets.

Equity Derivatives

The Company maintains a portfolio of publicly traded equity securities which are subject to price risk. The Company may hold equity securities for strategic purposes or to diversify the Company’s overall investment portfolio. To manage its exposure to changes in the fair value of certain equity securities, the Company may, from time to time, enter into equity derivative contracts. As of October 28, 2006, the Company had entered into forward sale and option agreements on certain publicly traded equity securities designated as fair value hedges. The gains and losses due to changes in the value of the hedging instruments are included in other income (loss), net, in the Consolidated Statements of Operations and offset the change in the fair value of the underlying hedged investment. As of October 28, 2006, the notional and fair value amounts of the derivatives were $128 million and $71 million, respectively. As of July 29, 2006, the notional and fair value amounts of the derivatives were $164 million and $93 million, respectively.

Legal Proceedings

Beginning on April 20, 2001, a number of purported shareholder class action lawsuits were filed in the United States District Court for the Northern District of California against the Company and certain of its officers and directors. The lawsuits were consolidated, and the consolidated action is purportedly brought on behalf of those who purchased the Company’s publicly traded securities during an alleged class period of November 10, 1999 through February 6, 2001. On August 18, 2006, the Company announced an agreement to resolve the litigation. Pursuant to that agreement (which is subject to final documentation and court approval), liability insurers will pay $91.75 million to the plaintiffs in resolution of all claims against the Company and its officers and directors. If the settlement is approved by the Court, the settlement fund, less fees and expenses, will be distributed to purchasers of Cisco common stock between November 10, 1999 and February 6, 2001 who timely

CISCO SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

file valid proofs of claim under procedures to be implemented by the Court. Plaintiffs had alleged that defendants made false and misleading statements, purported to assert claims for violations of the federal securities laws, and sought unspecified compensatory damages and other relief. The Company and the individual defendants continue to deny all allegations in the lawsuit.

On February 16, 2005, a purported shareholder derivative lawsuit was filed in the Superior Court of California, County of Santa Clara, against various of the Company’s officers and directors and naming the Company as a nominal defendant. In July 2006, the Superior Court dismissed all claims and gave plaintiff until October 2006 in which to file an amended complaint, if plaintiff chose to do so. Pursuant to agreement between the parties, plaintiff has elected not to amend its complaint or file an appeal challenging the Superior Court’s order. The lawsuit had included derivative and class claims for breach of fiduciary duty, unjust enrichment, constructive trust and violations of the California Corporations Code, was based upon allegations of wrongdoing in connection with option grants and compensation to officers and directors, the timing of option grants, and the Company’s share repurchase plan, and sought unspecified compensation and other damages, rescission of options and other relief.

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

9. Shareholders’ Equity

Stock Repurchase Program

In September 2001, the Company’s Board of Directors authorized a stock repurchase program. As of October 28, 2006, the Company’s Board of Directors had authorized an aggregate repurchase of up to $40 billion of common stock under this program. During the three months ended October 28, 2006, the Company repurchased and retired 66 million shares of Cisco common stock at an average price of $22.85 per share for an aggregate purchase price of $1.5 billion. As of October 28, 2006, the Company had repurchased and retired 2.0 billion shares of Cisco common stock at an average price of $18.51 per share for an aggregate purchase price of $36.9 billion since inception of the stock repurchase program and the remaining authorized amount for stock repurchases under this program was $3.1 billion with no termination date. In addition, on November 15, 2006, the Company’s Board of Directors authorized the repurchase of up to an additional $7 billion of the Company’s common stock with no termination date.

The purchase price for the shares of the Company’s stock repurchased was reflected as a reduction to shareholders’ equity. In accordance with Accounting Principles Board Opinion No. 6, “Status of Accounting Research Bulletins,” the Company is required to allocate the purchase price of the repurchased shares as (i) a reduction to retained earnings until retained earnings are zero and then as an increase to accumulated deficit and (ii) a reduction of common stock and additional paid-in capital. Issuance of common stock and the tax benefit related to employee stock incentive plans are recorded as an increase to common stock and additional paid-in capital.

CISCO SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Comprehensive Income

The components of comprehensive income are as follows (in millions):

	Three Months Ended
	October 28, 2006	October 29, 2005
Net income	$1,608	$1,261
Other comprehensive income:
Change in unrealized gains and losses on investments, net of tax (expense) benefit of $(8) and $31 in the first quarter of the fiscal 2007 and 2006, respectively	79	(70)
Other	—	15

Comprehensive income before minority interest	1,687	1,206
Change in minority interest	(8)	3

Total	$1,679	$1,209

The Company consolidates its investment in a venture fund managed by SOFTBANK as it is the primary beneficiary as defined under FIN 46(R). As a result, the change in the unrealized gains and losses on the investments in the venture fund is recorded as a component of other comprehensive income, and is reflected as a change in minority interest.

10. Employee Benefit Plans

Employee Stock Purchase Plan

The Company has an Employee Stock Purchase Plan, which includes its sub-plan, the International Employee Stock Purchase Plan (together, the “Purchase Plan”), under which 321.4 million shares of the Company’s stock have been reserved for issuance. Eligible employees may purchase a limited number of shares of the Company’s stock at a discount of up to 15% of the lesser of the market value on the subscription date or the purchase date, which is approximately six months after the subscription date. The Purchase Plan terminates on January 3, 2010. During the three months ended October 28, 2006 and October 29, 2005, the Company issued no shares under the Purchase Plan. At October 28, 2006, 99 million shares were available for issuance under the Purchase Plan.

Employee Stock Incentive Plans

Stock Incentive Plan Program Description

As of October 28, 2006, the Company had four stock incentive plans: the 2005 Stock Incentive Plan (the “2005 Plan”), the 1996 Stock Incentive Plan (the “1996 Plan”), the 1997 Supplemental Stock Incentive Plan (the “Supplemental Plan”), and the Cisco Systems, Inc. SA Acquisition Long-Term Incentive Plan (the “Acquisition Plan”). The Company has, in connection with the acquisitions of various companies, assumed the stock incentive plans of the acquired companies or issued replacement share-based awards.

Share-based awards are designed to reward employees for their long-term contributions to the Company and provide incentives for them to remain with the Company. The number and frequency of share-based awards are based on competitive practices, operating results of the Company, and government regulations. Since the inception of the stock incentive plans, the Company has granted stock options to virtually all employees, and the majority has been granted to employees below the vice president level.

CISCO SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The maximum number of shares issuable over the term of the 2005 Plan is limited to 350 million shares. The 2005 Plan permits the granting of stock options, stock grants, stock units, and stock appreciation rights to employees (including employee directors and officers) and consultants of the Company and its subsidiaries and affiliates, and nonemployee directors of the Company. Stock options granted under the 2005 Plan have an exercise price of at least 100% of the fair market value of the underlying stock on the grant date and expire no later than nine years from the grant date. The stock options will generally become exercisable for 20% of the option shares one year from the date of grant and then ratably over the following 48 months. Stock grants and stock units will generally vest with respect to 20% of the shares covered by the grant on each of the first through fifth anniversaries of the date of the grant. The Compensation and Management Development Committee of the Board of Directors has the discretion to use a different vesting schedule. Stock appreciation rights may be awarded in combination with stock options or stock grants and such awards shall provide that the stock appreciation rights will not be exercisable unless the related stock options or stock grants are forfeited. Stock grants may be awarded in combination with nonstatutory stock options, and such awards may provide that the stock grants will be forfeited in the event that the related nonstatutory stock options are exercised.

The maximum number of shares issuable over the term of the 1996 Plan is limited to 2.5 billion shares. Stock options granted under the 1996 Plan have an exercise price equal of at least 100% of the fair market value of the underlying stock on the grant date and expire no later than nine years from the grant date. The stock options will generally become exercisable for 20% or 25% of the option shares one year from the date of grant and then ratably over the following 48 or 36 months, respectively. Certain other grants have utilized a 60-month ratable vesting schedule. In addition, the Board of Directors, or other committee administering the plan, has the discretion to use a different vesting schedule and has done so from time to time.

In 1997, the Company adopted the Supplemental Plan, under which stock options can be granted or shares can be directly issued to eligible employees. Officers and members of the Company’s Board of Directors are not eligible to participate in the Supplemental Plan. Nine million shares have been reserved for issuance under the Supplemental Plan. All stock option grants have an exercise price equal to the fair market value of the underlying stock on the grant date. The Company no longer makes stock option grants or direct share issuances under the Supplemental Plan.

Effective upon completion of the Company’s acquisition of Scientific-Atlanta, the Company adopted the Acquisition Plan. The Acquisition Plan constitutes an assumption, amendment, restatement and renaming of the 2003 Long-Term Incentive Plan of Scientific-Atlanta. The Acquisition Plan permits the grant of stock options, stock grants, stock units, and stock appreciation rights to certain employees of the Company and its subsidiaries and affiliates who had been employed by Scientific-Atlanta or its subsidiaries. An aggregate of 14.8 million shares of the Company’s common stock has been reserved for issuance under the Acquisition Plan on a discretionary basis, subject to limitations set forth in the Acquisition Plan.

CISCO SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Distribution and Dilutive Effect of Stock Options

The following table illustrates grant dilution based on net options granted as a percentage of shares of common stock outstanding at period end (in millions, except percentages):

	Three Months Ended
	October 28, 2006	October 29, 2005
Shares of common stock outstanding	6,062	6,154

Granted and assumed	151	152
Canceled/forfeited/expired	(16)	(18)

Net stock options granted	135	134

Grant dilution	2.2%	2.2%

Weighted-average basic and diluted shares outstanding for the three months ended October 28, 2006 were 6.1 billion shares and 6.2 billion shares, respectively. Diluted shares outstanding include the dilutive effect of in-the-money options which is calculated based on the average share price for each fiscal period using the treasury stock method. Under the treasury stock method, the amount that the employee must pay for exercising stock options, the amount of compensation cost for future service that the Company has not yet recognized, and the amount of tax benefits that would be recorded in additional paid-in capital when the award becomes deductible are assumed to be used to repurchase shares. For the three months ended October 28, 2006, the dilutive effect of in-the-money employee stock options was approximately 137 million shares or 2.3% of the basic shares outstanding based on the Company’s average share price of $21.90.

The Named Executive Officers represent the Company’s Chief Executive Officer and the four other most highly paid executive officers whose salary and bonus for the years ended July 29, 2006 and July 30, 2005 were in excess of $100,000. The following table summarizes the options granted to the Named Executive Officers during the periods indicated (in millions, except percentages):

	Three Months Ended
	October 28, 2006	October 29, 2005
Stock options granted to the Named Executive Officers	2.9	2.6

Stock options granted to the Named Executive Officers as a percentage of net stock options granted	2.1%	1.9%

Stock options granted to the Named Executive Officers as a percentage of outstanding shares	0.05%	0.04%

Cumulative stock options held by Named Executive Officers as a percentage of total stock options outstanding	3.3%	3.8%

CISCO SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

General Share-Based Award Information

A summary of share-based award activity is as follows (in millions, except per-share amounts):

	Share-Based Awards Available for Grant	Stock Options Outstanding
		Number Outstanding	Weighted- Average Exercise Price per Share
Balance at July 30, 2005	223	1,436	$25.02
Granted and assumed	(230)	230	18.21
Exercised	—	(136)	10.08
Canceled/forfeited/expired	79	(84)	29.53
Restricted stock and restricted stock units granted	(6)	—	—
Additional shares reserved	398	—	—

Balance at July 29, 2006	464	1,446	25.08
Granted and assumed	(151)	151	22.97
Exercised	—	(69)	14.71
Canceled/forfeited/expired	16	(16)	30.00
Restricted stock and restricted stock units granted	(5)	—	—

Balance at October 28, 2006	324	1,512	$25.29

The total pretax intrinsic value of stock options exercised during the three months ended October 28, 2006 was $503 million. The following table summarizes significant ranges of outstanding and exercisable options as of October 28, 2006 (in millions, except years and per-share amounts):

	Stock Options Outstanding				Stock Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted- Average Remaining Contractual Life (in Years)	Weighted- Average Exercise Price per Share	Aggregate Intrinsic Value	Number Exercisable	Weighted- Average Exercise Price per Share	Aggregate Intrinsic Value
$0.01–15.00	193	4.05	$11.33	$2,387	151	$11.35	$1,849
15.01–18.00	294	6.18	17.10	1,945	148	16.50	1,065
18.01–20.00	368	6.13	19.21	1,661	191	19.14	874
20.01–22.50	99	5.41	20.82	286	66	20.70	199
22.51–25.00	175	8.35	23.11	112	18	23.71	3
25.01–35.00	102	1.74	27.30	—	101	27.30	—
35.01–72.56	281	2.60	53.62	—	281	53.58	—

Total	1,512	5.13	$25.29	$6,391	956	$28.68	$3,990

The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value based on stock options with an exercise price less than the Company’s closing stock price of $23.72 as of October 27, 2006, which would have been received by the option holders had those option holders exercised their options as of that date. The total number of in-the-money stock options exercisable as of October 28, 2006 was 568 million. As of July 29, 2006, 969 million outstanding stock options were exercisable and the weighted-average exercise price was $28.53.

CISCO SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The following table presents the option exercises for the three months ended October 28, 2006, and option values as of that date for the Named Executive Officers (in millions):

	Number of Shares Acquired on Exercise	Value Realized	Number of Securities Underlying Unexercised Options at October 28, 2006		Intrinsic Value of Unexercised In-the-Money Options at October 28, 2006
			Exercisable	Unexercisable	Exercisable	Unexercisable
Named Executive Officers	2	$16	39	11	$144	$51

Valuation and Expense Information Under SFAS 123(R)

On July 31, 2005, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment,” (“SFAS 123(R)”), which requires the measurement and recognition of compensation expense for all share-based payment awards made to the Company’s employees and directors including employee stock options, employee stock purchases related to the Employee Stock Purchase Plan (“employee stock purchases”), employee restricted stock and restricted stock units, based on estimated fair values. Employee share-based compensation expense under SFAS 123(R) for the three months ended October 28, 2006 and October 29, 2005 was as follows (in millions):

	Three Months Ended
	October 28, 2006	October 29, 2005
Cost of sales—product	$11	$19
Cost of sales—service	24	34

Employee share-based compensation expense included in cost of sales	35	53

Research and development	74	103
Sales and marketing	94	127
General and administrative	22	34

Employee share-based compensation expense included in operating expenses	190	264

Total employee share-based compensation expense	225	317
Tax benefit	(58)	(89)

Employee share-based compensation expense, net of tax	$167	$228

Share-based compensation expense related to acquisitions and investments of $10 million and $28 million for the three months ended October 28, 2006 and October 29, 2005, respectively, is disclosed in Note 3 and is not included in the above table. As of October 28, 2006, total compensation cost related to nonvested share-based awards not yet recognized was $2.9 billion, including share-based compensation relating to acquisition and investments, which is expected to be recognized over the next 47 months on a weighted-average basis.

The tax benefit in the table above includes the effect of U.S. tax regulations that require intercompany reimbursement of certain share-based compensation expenses. Upon adoption of SFAS 123(R), the Company began estimating the value of employee stock options and employee stock purchases on the date of grant using a lattice-binomial model. Prior to the adoption of SFAS 123(R), the value of each employee stock option and employee stock purchase was estimated on the date of grant using the Black-Scholes model.

The Company’s employee stock options have various restrictions including vesting provisions and restrictions on transfer and hedging, among others, and are often exercised prior to their contractual maturity.

CISCO SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Lattice-binomial models are more capable of incorporating the features of the Company’s employee stock options than closed-form models such as the Black-Scholes model. The use of a lattice-binomial model requires extensive actual employee exercise behavior data and a number of complex assumptions including expected volatility, risk-free interest rate, expected dividends, kurtosis, and skewness. The weighted-average estimated values of employee stock options granted during the three months ended October 28, 2006 and October 29, 2005 were $6.88 and $5.01 per share, respectively, using the lattice-binomial model with the following weighted-average assumptions:

	Three Months Ended
	October 28, 2006	October 29, 2005
Expected volatility	25.9%	23.7%
Risk-free interest rate	4.6%	4.2%
Expected dividend	0.0%	0.0%
Kurtosis	4.5	4.3
Skewness	(0.80)	(0.60)

The Company used the implied volatility for two-year traded options on the Company’s stock as the expected volatility assumption required in the lattice-binomial model, consistent with SFAS 123(R) and Staff Accounting Bulletin No. 107 (“SAB 107”). The selection of the implied volatility approach was based upon the availability of actively traded options on the Company’s stock and the Company’s assessment that implied volatility is more representative of future stock price trends than historical volatility.

The risk-free interest rate assumption is based upon observed interest rates appropriate for the term of the Company’s employee stock options. The dividend yield assumption is based on the history and expectation of dividend payouts. The estimated kurtosis and skewness are technical measures of the distribution of stock price returns, which affect expected employee exercise behaviors that are based on the Company’s stock price return history as well as consideration of various academic analyses.

The expected life of employee stock options represents the weighted-average period the stock options are expected to remain outstanding and is a derived output of the lattice-binomial model. The expected life of employee stock options is impacted by all of the underlying assumptions and calibration of the Company’s model. The lattice-binomial model assumes that employees’ exercise behavior is a function of the option’s remaining vested life and the extent to which the option is in-the-money. The lattice-binomial model estimates the probability of exercise as a function of these two variables based on the entire history of exercises and cancellations on all past option grants made by the Company. The expected life for option grants made during the three months ended October 28, 2006 and October 29, 2005 derived from the lattice-binomial model were 6.7 and 6.6 years, respectively.

Because share-based compensation expense recognized in the Consolidated Statements of Operations is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on historical experience and the Company estimated forfeitures to be 3% annually for the three months ended October 28, 2006 and October 29, 2005.

CISCO SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

11. Income Taxes

The effective tax rate was 26.1% and 28.3% for the three months ended October 28, 2006 and October 29, 2005, respectively. The Company paid income taxes of $472 million and $369 million for the three months ended October 28, 2006 and October 29, 2005, respectively. The Company’s income taxes currently payable have been reduced by the tax benefits from employee stock incentive plans. These benefits totaled $182 million and $55 million for the three months ended October 28, 2006 and October 29, 2005, respectively, and were reflected as an increase to additional paid-in capital in the Consolidated Statements of Shareholders’ Equity.

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

12. Segment Information and Major Customers

The Company’s operations involve the design, development, manufacturing, marketing, and technical support of networking and other products and services related to the communications and information technology industry. Cisco products include routers, switches, advanced technologies, and other products. These products, primarily integrated by Cisco IOS Software, link geographically dispersed local-area networks (LANs) and wide-area networks (WANs).

CISCO SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The Company conducts business globally and is primarily managed on a geographic basis. The Company’s management makes financial decisions and allocates resources based on the information it receives from its internal management system. Sales are attributed to a geographic theater based on the ordering location of the customer. The Company does not allocate research and development, sales and marketing, or general and administrative expenses to its geographic theaters in this internal management system because management does not use the information to measure the performance of the operating segments.

Summarized financial information by theater for the three months ended October 28, 2006 and October 29, 2005, based on the Company’s internal management system, is as follows (in millions):

	Three Months Ended
	October 28, 2006	October 29, 2005
Net sales:
United States and Canada	$4,727	$3,652
European Markets	1,603	1,368
Emerging Markets	752	536
Asia Pacific	755	635
Japan	347	359

Total	$8,184	$6,550

Gross margin:
United States and Canada	$2,966	$2,425
European Markets	1,065	940
Emerging Markets	498	377
Asia Pacific	464	413
Japan	240	255

Total	$5,233	$4,410

Net sales in the United States were $4.5 billion and $3.5 billion for the three months ended October 28, 2006 and October 29, 2005, respectively.

The following table presents net sales for groups of similar products and services (in millions):

	Three Months Ended
	October 28, 2006	October 29, 2005
Net sales:
Routers	$1,595	$1,417
Switches	3,030	2,643
Advanced technologies	1,860	1,133
Other	455	298

Product	6,940	5,491
Service	1,244	1,059

Total	$8,184	$6,550

CISCO SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The Company refers to some of its products and technologies as advanced technologies. As of October 28, 2006, the Company had identified the following advanced technologies for particular focus: application networking services, home networking, hosted small-business systems, security, storage area networking, unified communications, video systems, and wireless technology. The Company continues to identify additional advanced technologies for focus and investment in the future, and the Company’s investments in some previously identified advanced technologies may be curtailed or eliminated depending on market developments. Beginning in the first quarter of fiscal 2007, sales of optical networking products, which were previously included in the advanced technologies product category, are included in the other product category, and prior period amounts have been reclassified in order to conform to the current period’s presentation.

The majority of the Company’s assets as of October 28, 2006 and July 29, 2006 were attributable to its U.S. operations. For the three months ended October 28, 2006 and October 29, 2005, no single customer accounted for 10% or more of the Company’s net sales.

Property and equipment information is based on the physical location of the assets. The following table presents property and equipment information for geographic areas (in millions):

	October 28, 2006	July 29, 2006
Property and equipment, net:
United States	$3,097	$3,082
International	347	358

Total	$3,444	$3,440

13. Net Income Per Share

The following table presents the calculation of basic and diluted net income per share (in millions, except per-share amounts):

	Three Months Ended
	October 28, 2006	October 29, 2005
Net income	$1,608	$1,261

Weighted-average shares—basic	6,061	6,245
Effect of dilutive potential common shares	138	95

Weighted-average shares—diluted	6,199	6,340

Net income per share—basic	$0.27	$0.20

Net income per share—diluted	$0.26	$0.20

Dilutive potential common shares consist primarily of employee stock options, restricted common stock and restricted stock units. Employee stock options to purchase approximately 670 million and 1.0 billion shares for the three months ended October 28, 2006 and October 29, 2005, respectively, were outstanding, but were not included in the computation of diluted earnings per share because the effect would have been antidilutive.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Quarterly Report on Form 10-Q, including this Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements regarding future events and our future results that are subject to the safe harbors created under the Securities Act of 1933 (the “Securities Act”) and the Securities Exchange Act of 1934 (the “Exchange Act”). All statements other than statements of historical facts are statements that could be deemed forward-looking statements. These statements are based on current expectations, estimates, forecasts, and projections about the industries in which we operate and the beliefs and assumptions of our management. Words such as “expects,” “anticipates,” “targets,” “goals,” “projects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “continues,” “may,” variations of such words and similar expressions are intended to identify such forward-looking statements. In addition, any statements that refer to projections of our future financial performance, our anticipated growth and trends in our businesses, and other characterizations of future events or circumstances are forward-looking statements. Readers are cautioned that these forward-looking statements are only predictions and are subject to risks, uncertainties, and assumptions that are difficult to predict, including those identified below, under “Part II, Item 1A. Risk Factors” and elsewhere herein. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. We undertake no obligation to revise or update any forward-looking statements for any reason.

Overview

Our results for the first quarter of fiscal 2007 reflected increases in net sales, net income, and net income per share from the first quarter of fiscal 2006. In February 2006, we completed the acquisition of Scientific-Atlanta, a provider of set-top boxes, end-to-end video distribution networks, and video integration systems. With this acquisition, we have enhanced our video capabilities and this enables the convergence of data, voice and video technologies. We seek to have further strategic business relationships with key service provider customers and to reach a broad range of consumers with our enhanced product line following the acquisition. The results for the first quarter of fiscal 2007 include Scientific-Atlanta’s contribution of $584 million in net sales. During the first quarter of fiscal 2007, we continued to achieve a good balance in year-over-year revenue growth from substantially all our geographic segments, customer markets, and product families. Revenue increased in our four largest geographic theaters compared to the first quarter of fiscal 2006. Sales of our advanced technologies increased by approximately 64% over the first quarter of fiscal 2006 in part due to the acquisition of Scientific-Atlanta, which increased sales of advanced technologies by 41%, and also due to strength in unified communications, wireless technology and home networking. Although optical networking products still remain important to us, sales of our optical networking products are no longer included in our advanced technologies product category and instead are included in the other product category. Our routing and switching revenue increased by approximately 13% and 15%, respectively, over the first quarter of fiscal 2006.

For the first quarter of fiscal 2007, our gross margin percentage decreased compared to the first quarter of fiscal 2006. The decrease in gross margin percentage from the first quarter of fiscal 2006 was primarily related to the acquisition of Scientific-Atlanta, whose business model has a lower gross margin percentage than the Cisco model. Other factors contributing to the decrease in the gross margin percentage were sales discounts, rebates, product pricing, and sales mix of certain switching and routing products. These factors were partially offset by lower manufacturing costs related to lower component costs and higher shipment volume. Operating expenses increased year-over-year primarily due to expenses related to increased investments in sales and engineering headcount, but decreased as a percentage of revenue.

During the first quarter of fiscal 2007, we continued to focus particular attention on the commercial market segment; additional sales coverage; growing and expanding our advanced technologies; evolving our support model; and expanding our presence in the Emerging Markets theater. In addition to these areas, we expect to continue to focus on next-generation service provider network build-outs, strengthening our product offerings in the consumer market, and providing more comprehensive solutions to our customers as they employ Internet solutions. We believe that the network is becoming the platform for all forms of communications and information technology, and that our investments are creating growth opportunities for us as the role of the network expands. Indicative of the opportunities in our markets, we continue to encounter price-focused competition, including competitors from Asia, and in particular China.

During the first quarter of fiscal 2007, we generated cash flows from operations of $2.3 billion. Our cash and cash equivalents and investments were $19.5 billion at the end of the first quarter of fiscal 2007, compared with $17.8 billion at the end of fiscal 2006. We used $1.5 billion of cash to repurchase 66 million shares of our common stock during the first quarter of fiscal 2007. Days sales outstanding in accounts receivable at the end of the first quarter of fiscal 2007 improved to 34 days, compared with 38 days at the end of fiscal 2006. Our inventory balance was $1.5 billion at the end of the first quarter of fiscal 2007, compared to $1.4 billion at the end of fiscal 2006. Annualized inventory turns were 8.3 in the first quarter of fiscal 2007 as compared to 8.5 in the fourth quarter of fiscal 2006.

Critical Accounting Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires us to make judgments, assumptions, and estimates that affect the amounts reported in the Consolidated Financial Statements and accompanying notes. Note 2 to the Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended July 29, 2006 describes the significant accounting policies and methods used in the preparation of the Consolidated Financial Statements. The accounting policies described below are significantly affected by critical accounting estimates. Such accounting policies require significant judgments, assumptions, and estimates used in the preparation of the Consolidated Financial Statements, and actual results could differ materially from the amounts reported based on these policies.

Revenue Recognition

Our products are generally integrated with software that is essential to the functionality of the equipment. Additionally, we provide unspecified software upgrades and enhancements related to the equipment through our maintenance contracts for most of our products. Accordingly, we account for revenue in accordance with Statement of Position No. 97-2, “Software Revenue Recognition,” and all related interpretations. For sales of products where software is incidental to the equipment, we apply the provisions of Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements” and Staff Accounting Bulletin No. 104, “Revenue Recognition,” and all related interpretations. Revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collectibility is reasonably assured. In instances where final acceptance of the product, system, or solution is specified by the customer, revenue is deferred until all acceptance criteria have been met.

Contracts, Internet commerce agreements, and customer purchase orders are generally used to determine the existence of an arrangement. Shipping documents and customer acceptance, when applicable, are used to verify delivery. We assess whether the fee is fixed or determinable based on the payment terms associated with the transaction and whether the sales price is subject to refund or adjustment. We assess collectibility based primarily on the creditworthiness of the customer as determined by credit checks and analysis, as well as the customer’s payment history. When a sale involves multiple elements, such as sales of products that include services, the entire fee from the arrangement is allocated to each respective element based on its relative fair value and recognized when revenue recognition criteria for each element are met. The amount of product and service revenue recognized is impacted by our judgment as to whether an arrangement includes multiple elements and, if so, whether vendor-specific objective evidence of fair value exists. Changes to the elements in an arrangement and our ability to establish vendor-specific objective evidence for those elements could affect the timing of the revenue recognition. Our total deferred revenue for products was $1.7 billion and $1.6 billion as of October 28, 2006 and July 29, 2006, respectively. Technical support services revenue is deferred and recognized ratably over the period during which the services are to be performed, which is typically from one to three years. Advanced services revenue is recognized upon delivery or completion of performance. Our total deferred revenue for services was $4.0 billion and $4.1 billion as of October 28, 2006 and July 29, 2006, respectively.

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

Allowance for Doubtful Accounts and Sales Returns

Our accounts receivable balance, net of allowance for doubtful accounts, was $3.1 billion and $3.3 billion as of October 28, 2006 and July 29, 2006, respectively. The allowance for doubtful accounts was $180 million, or 5.5% of the gross accounts receivable balance, as of October 28, 2006 and $175 million, or 5.0% of the gross accounts receivable balance, as of July 29, 2006. The allowance is based on our assessment of the collectibility of customer accounts. We regularly review the allowance by considering factors such as historical experience, credit quality, age of the accounts receivable balances, and current economic conditions that may affect a customer’s ability to pay.

Our provision for doubtful accounts was $6 million and $11 million for the first quarter of fiscal 2007 and 2006, respectively. If a major customer’s creditworthiness deteriorates, or if actual defaults are higher than our historical experience, or if other circumstances arise, our estimates of the recoverability of amounts due to us could be overstated, and additional allowances could be required, which could have an adverse impact on our revenue.

A reserve for future sales returns is established based on historical trends in product return rates. The reserve for future sales returns as of October 28, 2006 and July 29, 2006 was $83 million and $80 million, respectively, and was recorded as a reduction of our accounts receivable. If the actual future returns were to deviate from the historical data on which the reserve had been established, our revenue could be adversely affected.

Allowance for Inventory and Liability for Purchase Commitments with Contract Manufacturers and Suppliers

Our inventory balance was $1.5 billion and $1.4 billion as of October 28, 2006 and July 29, 2006, respectively. Our inventory allowance was $159 million and $152 million as of October 28, 2006 and July 29, 2006, respectively. We provide allowances for inventory based on excess and obsolete inventories determined primarily by future demand forecasts. The allowance is measured as the difference between the cost of the inventory and market based upon assumptions about future demand and is charged to the provision for inventory, which is a component of our cost of sales. At the point of the loss recognition, a new, lower-cost basis for that inventory is established, and subsequent changes in facts and circumstances do not result in the restoration or increase in that newly established cost basis.

Our provision for inventory was $56 million and $47 million for the first quarter of fiscal 2007 and 2006, respectively. If there were to be a sudden and significant decrease in demand for our products, or if there were a higher incidence of inventory obsolescence because of rapidly changing technology and customer requirements, we could be required to increase our inventory allowances, and our gross margin could be adversely affected. In the third quarter of fiscal 2006, we began the initial implementation of the lean manufacturing model. We expect that we will complete our implementation of the lean manufacturing model during fiscal 2008. Inventory management remains an area of focus as we balance the need to maintain strategic inventory levels to ensure competitive lead times with the risk of inventory obsolescence.

In addition, we record a liability for firm, noncancelable, and unconditional purchase commitments with contract manufacturers and suppliers for quantities in excess of our future demand forecasts consistent with our allowance for inventory. As of October 28, 2006, the liability for these purchase commitments was $146 million, compared to $148 million as of July 29, 2006, and was included in other accrued liabilities.

Warranty Costs

The liability for product warranties, included in other accrued liabilities, was $323 million as of October 28, 2006, compared to $309 million as of July 29, 2006. See Note 8 to the Consolidated Financial Statements. Our products are generally covered by a warranty for periods ranging from 90 days to five years, and for some products we provide a limited lifetime warranty. We accrue for warranty costs as part of our cost of sales based on associated material costs, technical support labor costs, and associated overhead. Material cost is estimated based primarily upon historical trends in the volume of product returns within the warranty period and the cost to repair or replace the equipment. Technical support labor cost is estimated based primarily upon historical trends in the rate of customer cases and the cost to support the customer cases within the warranty period. Overhead cost is applied based on estimated time to support warranty activities.

The provision for product warranties issued during the first quarter fiscal 2007 and 2006 was $115 million and $102 million, respectively. The increase in the provision for product warranties was due to higher warranty claims related to higher shipment volume of our products. If we experience an increase in warranty claims compared with our historical experience, or if the cost of servicing warranty claims is greater than the expectations on which the accrual has been based, our gross margin could be adversely affected.

Share-Based Compensation Expense

On July 31, 2005, we adopted SFAS 123(R) which requires the measurement and recognition of compensation expense for all share-based payment awards made to our employees and directors including employee stock options, employee stock purchases, and employee restricted stock and restricted stock units, based on estimated fair values. Share-based compensation expense recognized under SFAS 123(R) for the first quarter of fiscal 2007 was $235 million, which consisted of employee share-based compensation expense of $225 million, and share-based compensation expense related to acquisitions and investments of $10 million. Share-based compensation expense recognized under SFAS 123(R) for the first quarter of fiscal 2006 was $345 million, which consisted of employee share-based compensation expense of $317 million, and share-based compensation expense related to acquisitions and investments of $28 million. See Note 10 to the Consolidated Financial Statements for additional information.

Upon adoption of SFAS 123(R), we began estimating the value of employee stock options on the date of grant using a lattice-binomial model. Prior to the adoption of SFAS 123(R), the value of each employee stock option and employee stock purchase was estimated on the date of grant using the Black-Scholes model. The determination of fair value of share-based payment awards on the date of grant using an option-pricing model is affected by our stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, the expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviors. The use of a lattice-binomial model requires extensive actual employee exercise behavior data and a number of complex assumptions including expected volatility, risk-free interest rate, expected dividends, kurtosis, and skewness. The weighted-average estimated value of employee stock options granted during the first quarter of fiscal 2007 and 2006 was $6.88 and $5.01 per share, respectively, using the lattice-binomial model with the following weighted-average assumptions:

	Three Months Ended
	October 28, 2006	October 29, 2005
Expected volatility	25.9%	23.7%
Risk-free interest rate	4.6%	4.2%
Expected dividend	0.0%	0.0%
Kurtosis	4.5	4.3
Skewness	(0.80)	(0.60)

We used the implied volatility for two-year traded options on our stock as the expected volatility assumption required in the lattice-binomial model consistent with SFAS 123(R) and SAB 107. The selection of the implied volatility approach was based upon the availability of actively traded options on our stock and also upon our assessment that implied volatility is more representative of future stock price trends than historical volatility. The risk-free interest rate assumption is based upon observed interest rates appropriate for the term of our employee stock options. The dividend yield assumption is based on the history and expectation of dividend payouts. The estimated kurtosis and skewness are technical measures of the distribution of stock price returns, which affect expected employee exercise behaviors that are based on our stock price return history as well as consideration of various academic analyses. Because share-based compensation expense recognized in the Consolidated Statements of Operations is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on historical experience. If factors change and we employ different assumptions in the application of SFAS 123(R) in future periods, the compensation expense that we record under SFAS 123(R) may differ significantly from what we have recorded in the current period.

Investment Impairments

Our publicly traded equity securities are reflected in the Consolidated Balance Sheets at a fair value of $735 million as of October 28, 2006, compared to $712 million as of July 29, 2006. See Note 6 to the Consolidated Financial Statements. We recognize an impairment charge when the declines in the fair values of our publicly traded equity securities below their cost basis are judged to be other-than-temporary. The ultimate value realized on these equity securities, to the extent unhedged, is subject to market price volatility until they are sold. We consider various factors in determining whether we should recognize an impairment charge, including the length of time and extent to which the fair value has been less than our cost basis, the financial condition and near-term prospects of the investee, and our intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value. Our ongoing consideration of these factors could result in additional impairment charges in the future, which could adversely affect our net income. There were no impairment charges on investments in publicly held companies during the first quarter of fiscal 2007 or fiscal 2006.

We also have investments in privately held companies, some of which are in the startup or development stages. As of October 28, 2006, our investments in privately held companies were $618 million, compared to $574 million as of July 29, 2006, and were included in other assets. See Note 4 to the Consolidated Financial Statements. We monitor these investments for impairment and make appropriate reductions in carrying values if we determine an impairment charge is required, based primarily on the financial condition and near-term prospects of these companies. These investments are inherently risky because the markets for the technologies or products these companies are developing are typically in the early stages and may never materialize. Our impairment charges on investments in privately held companies were $4 million and $7 million during the first quarter of fiscal 2007 and fiscal 2006, respectively.

Goodwill Impairments

Our methodology for allocating the purchase price relating to purchase acquisitions is determined through established valuation techniques. Goodwill is measured as the excess of the cost of acquisition over the sum of the amounts assigned to tangible and identifiable intangible assets acquired less liabilities assumed. We perform goodwill impairment tests on an annual basis and between annual tests in certain circumstances for each reporting unit. The goodwill recorded in the Consolidated Balance Sheets as of October 28, 2006 and July 29, 2006 was $9.3 billion and $9.2 billion, respectively. In response to changes in industry and market conditions, we could be required to strategically realign our resources and consider restructuring, disposing of, or otherwise exiting businesses, which could result in an impairment of goodwill. There was no impairment of goodwill in first quarter of fiscal 2007 or fiscal 2006.

Income Taxes

We are subject to income taxes in both the United States and numerous foreign jurisdictions. Significant judgment is required in evaluating our tax positions and determining our provision for income taxes. During the ordinary course of business, there are many transactions and calculations for which the ultimate tax determination is uncertain. We establish reserves for tax-related uncertainties based on estimates of whether, and the extent to which, additional taxes and interest will be due. These reserves are established when, despite our belief that our tax return positions are fully supportable, we believe that certain positions are likely to be challenged and may not be fully sustained on review by tax authorities. We adjust these reserves in light of changing facts and circumstances, such as the closing of a tax audit or the refinement of an estimate. Although we believe our reserves are reasonable, no assurance can be given that the final tax outcome of these matters will not be different from that which is reflected in our historical income tax provisions and accruals. To the extent that the final tax outcome of these matters is different than the amounts recorded, such differences will impact the provision for income taxes in the period in which such determination is made. The provision for income taxes includes the impact of reserve provisions and changes to reserves that are considered appropriate, as well as the related net interest.

Significant judgment is also required in determining any valuation allowance recorded against deferred tax assets. In assessing the need for a valuation allowance, we consider all available evidence including past operating results, estimates of future taxable income, and the feasibility of tax planning strategies. In the event that we change our determination as to the amount of deferred tax assets that can be realized, we will adjust our valuation allowance with a corresponding impact to the provision for income taxes in the period in which such determination is made.

Our effective tax rates differ from the statutory rate primarily due to acquisition-related costs, share-based compensation, research and experimentation tax credits, state taxes, and the tax impact of foreign operations. The effective tax rate was 26.1% and 28.3% during the first quarter of fiscal 2007 and fiscal 2006, respectively. Our future effective tax rates could be adversely affected by earnings being lower than anticipated in countries where we have lower statutory rates and higher than anticipated in countries where we have higher statutory rates, by changes in the valuation of our deferred tax assets or liabilities, or by changes in tax laws, regulations, accounting principles, or interpretations thereof. In addition, we are subject to the continuous examination of our income tax returns by the Internal Revenue Service and other tax authorities. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes.

Loss Contingencies

We are subject to the possibility of various losses arising in the ordinary course of business. We consider the likelihood of loss or impairment of an asset or the incurrence of a liability, as well as our ability to reasonably estimate the amount of loss, in determining loss contingencies. An estimated loss contingency is accrued when it is probable that an asset has been impaired or a liability has been incurred and the amount of loss can be reasonably estimated. We regularly evaluate current information available to us to determine whether such accruals should be adjusted and whether new accruals are required.

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

Net Sales

The following table presents the breakdown of net sales between product and service revenue (in millions, except percentages):

	Three Months Ended
	October 28, 2006	October 29, 2005	Variance in Dollars	Variance in Percent
Net sales:
Product	$6,940	$5,491	$1,449	26.4%
Service	1,244	1,059	185	17.5%

Total	$8,184	$6,550	$1,634	24.9%

Net sales, which include product and service revenue, for each theater are summarized in the following table (in millions, except percentages):

	Three Months Ended
	October 28, 2006	October 29, 2005	Variance in Dollars	Variance in Percent
Net sales:
United States and Canada	$4,727	$3,652	$1,075	29.4%
Percentage of net sales	57.8%	55.7%
European Markets	1,603	1,368	235	17.2%
Percentage of net sales	19.6%	20.9%
Emerging Markets	752	536	216	40.3%
Percentage of net sales	9.2%	8.2%
Asia Pacific	755	635	120	18.9%
Percentage of net sales	9.2%	9.7%
Japan	347	359	(12)	(3.3)%
Percentage of net sales	4.2%	5.5%

Total	$8,184	$6,550	$1,634	24.9%

The increase in net product sales occurred across our four largest geographic theaters and was attributable to the continued gradual recovery in the global economic environment coupled with increased information technology-related capital spending in our enterprise, service provider, commercial, and consumer markets, and the acquisition of Scientific-Atlanta. Net sales for the first quarter of fiscal 2007 include Scientific-Atlanta’s contribution of $584 million, which consisted of $556 million in net product sales and $28 million in net service revenue. The majority of the increase in net product sales was related to higher sales of advanced technologies and higher sales of switches. The increase in service revenue was primarily due to increased technical support service contract initiations and renewals associated with higher product sales that have resulted in a larger installed base of equipment being serviced.

Net Product Sales by Theater

The following table presents the breakdown of net product sales by theater (in millions, except percentages):

	Three Months Ended
	October 28, 2006	October 29, 2005	Variance in Dollars	Variance in Percent
Net product sales:
United States and Canada	$3,851	$2,907	$944	32.5%
Percentage of net product sales	55.4%	52.9%
European Markets	1,417	1,202	215	17.9%
Percentage of net product sales	20.4%	21.9%
Emerging Markets	691	497	194	39.0%
Percentage of net product sales	10.0%	9.1%
Asia Pacific	671	567	104	18.3%
Percentage of net product sales	9.7%	10.3%
Japan	310	318	(8)	(2.5)%
Percentage of net product sales	4.5%	5.8%

Total	$6,940	$5,491	$1,449	26.4%

The increase in net product sales in the United States and Canada theater was due to an increase in net product sales in all of our customer markets, led by strength in the enterprise and service provider markets, and the acquisition of Scientific-Atlanta, which contributed approximately $440 million of net product sales in this theater during the first quarter of fiscal 2007. In the United States and Canada theater, net sales also increased in the commercial market. The increase in net product sales in the European Markets theater was due to improvement in net product sales across all of our customer markets, led by strength in the enterprise market, and strength in the United Kingdom, Germany and France. In the European Markets theater, Scientific-Atlanta contributed approximately $65 million during the first quarter of fiscal 2007. Net product sales in the Emerging Markets theater increased primarily as a result of continued product deployment by service providers and growth in the enterprise and commercial markets, led by strength in the Middle East. Net product sales relating to Scientific-Atlanta included in the Emerging Markets theater were approximately $30 million during the first quarter of fiscal 2007. The increase in net product sales in the Asia Pacific theater occurred primarily as a result of continued infrastructure builds, broadband acceleration, investments by telecommunications carriers and growth in the commercial market. Net product sales relating to Scientific-Atlanta included in the Asia Pacific theater were approximately $15 million during the first quarter of fiscal 2007. While net product sales in the Japan theater decreased slightly compared to the same quarter in fiscal 2006, net product sales to service providers improved due to next-generation service provider network build-outs.

Net Product Sales by Groups of Similar Products

The following table presents net sales for groups of similar products (in millions, except percentages):

	Three Months Ended
	October 28, 2006	October 29, 2005	Variance in Dollars	Variance in Percent
Net product sales:
Routers	$1,595	$1,417	$178	12.6%
Percentage of net product sales	23.0%	25.8%
Switches	3,030	2,643	387	14.6%
Percentage of net product sales	43.6%	48.1%
Advanced technologies	1,860	1,133	727	64.2%
Percentage of net product sales	26.8%	20.7%
Other	455	298	157	52.7%
Percentage of net product sales	6.6%	5.4%

Total	$6,940	$5,491	$1,449	26.4%

Routers

The increase in net product sales related to routers in the first quarter of fiscal 2007 was due to higher sales of our high-end routers. Our sales of high-end routers, which represent a larger proportion of our total router sales compared to midrange and low-end routers, increased by approximately $195 million over the first quarter of fiscal 2006. Our high-end router sales are primarily to service providers, which tend to make large and sporadic purchases. Sales of our midrange and low-end routers reflect the continued transition by our customers from legacy products to the integrated services router, which we introduced in fiscal 2005. Sales of integrated services routers represented approximately 54% of our total revenue from midrange and low-end routers in the first quarter of fiscal 2007 as compared to approximately 37% of our total revenue from midrange and low-end routers in the first quarter of fiscal 2006.

Switches

The increase in net product sales related to switches in the first quarter of fiscal 2007 was due to sales of local-area network (LAN) fixed switches and LAN modular switches. The increase in sales of LAN switches was a result of the continued adoption by our customers of new technologies, including Gigabit Ethernet and Power over Ethernet. This has resulted in higher sales of our high-end modular switches, the Catalyst 6500 Series, and fixed switches, including the Cisco Catalyst 3560 Series and the Cisco Catalyst 3750 Series, as new technologies are deployed throughout the customers’ networks from the core to the wiring closet.

Advanced Technologies

Scientific-Atlanta contributed net product sales related to advanced technologies of approximately $465 million during the first quarter of fiscal 2007, of which approximately $390 million were related to sales of video systems. Video systems include solutions and systems designed to enable video-specific systems, including both transmission and subscriber equipment, sold directly to service providers. Unified communications sales increased by approximately $70 million from the first quarter of fiscal 2006 primarily due to sales of IP phones and associated software as our customers transitioned from an analog-based to an IP-based infrastructure. Sales of wireless LAN products increased by approximately $70 million compared to the first quarter of fiscal 2006 primarily due to new customers and continued deployments with existing customers. Home networking product sales increased by approximately $140 million during the first quarter of fiscal 2007, compared to the first quarter of fiscal 2006, primarily due to the acquisition of Scientific-Atlanta which contributed approximately $75 million of home networking product sales during the first quarter of fiscal 2007 and the growth of our wireless and wired router businesses. Sales of security products increased by approximately $25 million during the first quarter of fiscal 2007, compared to the first quarter of fiscal 2006, primarily due to module and line card sales related to our routers and LAN modular switches as customers continued to emphasize network security. Sales of storage area networking products increased by approximately $15 million compared to the first quarter of fiscal 2006. Application networking services and hosted small-business systems, which were identified as advanced technologies in fiscal 2006, did not represent a significant amount of revenue for the first quarter of fiscal 2007.

Other Product Revenue

The increase in other product revenue was primarily due to sales of optical networking products which increased by approximately $80 million compared to the first quarter of fiscal 2006. Approximately $50 million of these sales during the first quarter of fiscal 2007 were related to Scientific-Atlanta. Our sales of optical networking products were previously included in our advanced technologies product category and prior period amounts have been reclassified to conform to the current period’s presentation. The increase in other product revenue was also due to the strength in sales of IP Communications solutions to service providers and the contribution of approximately $40 million of additional net product sales related to Scientific-Atlanta.

Factors That May Impact Net Product Sales

Net product sales may continue to be affected by changes in the geopolitical environment and global economic conditions; competition, including price-focused competitors from Asia, especially China; new product introductions; sales cycles and product implementation cycles; changes in the mix of our customers between service provider and enterprise markets; changes in the mix of direct sales and indirect sales; variations in sales channels; and final acceptance criteria of the product, system, or solution as specified by the customer. In addition, sales to the service provider market have been characterized by large and often sporadic purchases, especially relating to our router sales and sales of certain advanced technologies. In addition, service provider customers typically have longer implementation cycles, require a broader range of services, including network design services, and often have acceptance provisions that can lead to a delay in revenue recognition. To improve customer satisfaction, we continue to focus on managing our manufacturing lead-time performance, which may result in corresponding reductions in order backlog. A decline in backlog levels could result in more variability and less predictability in our quarter-to-quarter net sales and operating results.

Net product sales may also be adversely affected by fluctuations in demand for our products, especially with respect to Internet businesses and telecommunications service providers, price and product competition in the communications and information technology industry, introduction and market acceptance of new technologies and products, adoption of new networking standards, and financial difficulties experienced by our customers. We may, from time to time, experience manufacturing issues that create a delay in our suppliers’ ability to provide specific components, resulting in delayed shipments. To the extent that manufacturing issues and any related component shortages, including those caused by any possible disruption related to lean manufacturing, result in delayed shipments in the future, and particularly in periods when we and our suppliers are operating at higher levels of capacity, it is possible that revenue for a quarter could be adversely affected if such matters are not remediated within the same quarter. For additional factors that may impact net product sales, see Part II, Item 1A. Risk Factors.

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

Gross Margin

The following table presents the gross margin for products and services (in millions, except percentages):

	Three Months Ended
	Amount		Percentage
	October 28, 2006	October 29, 2005	October 28, 2006	October 29, 2005
Gross margin:
Product	$4,441	$3,740	64.0%	68.1%
Service	792	670	63.7%	63.3%

Total	$5,233	$4,410	63.9%	67.3%

The following table presents the gross margin for each theater (in millions, except percentages):

	Three Months Ended
	Amount		Percentage
	October 28, 2006	October 29, 2005	October 28, 2006	October 29, 2005
Gross margin:
United States and Canada	$2,966	$2,425	62.7%	66.4%
European Markets	1,065	940	66.4%	68.7%
Emerging Markets	498	377	66.2%	70.3%
Asia Pacific	464	413	61.5%	65.0%
Japan	240	255	69.2%	71.0%

Total	$5,233	$4,410	63.9%	67.3%

The decrease in gross margin percentage compared to the first quarter of fiscal 2006 was primarily related to the acquisition of Scientific-Atlanta. Other factors contributing to the decrease in gross margin percentage were the sales mix of certain switching and routing products, and sales discounts, rebates, and product pricing. These factors were partially offset by lower manufacturing costs related to lower component costs and value engineering, and other manufacturing-related costs and higher shipment volume. The gross margin for each theater is based on information from the Company’s internal management system. The gross margin percentage for a particular theater may fluctuate and period to period changes in such margin percentages may not be indicative of a trend for that theater.

Product Gross Margin

The decrease in product gross margin percentage compared to the first quarter of fiscal 2006 was due to the following factors. Changes in the mix of products sold decreased product gross margin percentage by approximately 3.5%, with 2.5% of this decrease related to the inclusion of net product sales from Scientific-Atlanta and the remainder being due to sales of certain switching and routing products. Sales discounts, rebates, and product pricing decreased product gross margin percentage by approximately 2.0%. Lower overall manufacturing costs related to lower component costs and value engineering and other manufacturing-related costs increased product gross margin percentage by approximately 1.0%. Value engineering is the process by which production costs are reduced through component redesign, board configuration, test processes, and transformation processes. Higher shipment volume, net of certain variable costs, increased product gross margin percentage by approximately 0.5%.

Product gross margin for the first quarter of fiscal 2007 also included the effect of the amortization of purchase intangible assets of $36 million related to the acquisition of Scientific-Atlanta partially offset by a decrease in employee share-based compensation expense of $8 million, as compared to the first quarter of fiscal 2006.

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

Service Gross Margin

Our service gross margin percentage benefited from lower employee share-based compensation expense. Service gross margin will typically experience some variability over time due to various factors such as the change in mix between technical support services and advanced services, as well as the timing of technical support service contract initiations and renewals and the timing of our adding personnel and resources to support this business. Our service gross margin from technical support services is higher than the service gross margin from our advanced services and our revenue from advanced services may continue to increase to a higher proportion of total service revenue due to our continued focus on providing comprehensive support to our customers’ networking devices, applications, and infrastructures.

Research and Development, Sales and Marketing, and General and Administrative Expenses

Research and Development (R&D), sales and marketing, and general and administrative (G&A) expenses are summarized in the following table (in millions, except percentages):

	Three Months Ended
	October 28, 2006	October 29, 2005	Variance in Dollars	Variance in Percent
Research and development	$1,083	$996	$87	8.7%
Percentage of net sales	13.2%	15.2%
Sales and marketing	1,686	1,453	233	16.0%
Percentage of net sales	20.6%	22.2%
General and administrative	364	278	86	30.9%
Percentage of net sales	4.4%	4.2%

Total	$3,133	$2,727	$406	14.9%

Percentage of net sales	38.3%	41.6%

R&D expenses increased for the first quarter of fiscal 2007 compared to the first quarter of fiscal 2006 primarily due to the acquisition of Scientific-Atlanta, which contributed $58 million of additional R&D expenses and higher headcount-related expenses reflecting our continued investment in R&D efforts in routers, switches, advanced technologies and other product technologies. R&D expenses also included the effect of employee share-based compensation expense which decreased by $29 million compared to the first quarter of fiscal 2006. We have also continued to purchase or license technology in order to bring a broad range of products to market in a timely fashion. If we believe that we are unable to enter a particular market in a timely manner with internally developed products, we may license technology from other businesses or acquire businesses as an alternative to internal R&D. All of our R&D costs have been expensed as incurred.

Sales and marketing expenses for the first quarter of fiscal 2007 increased compared to the first quarter of fiscal 2006 primarily due to an increase in sales expenses of approximately $200 million. Sales expenses increased primarily due to an increase in headcount-related expenses. Scientific-Atlanta added $19 million of sales expenses and $14 million of marketing expenses during the first quarter of fiscal 2007. Sales and marketing expenses also included the effect of employee share-based compensation expense which decreased by $33 million compared to the first quarter of fiscal 2006.

G&A expenses for the first quarter of fiscal 2007 increased compared to the first quarter of fiscal 2006 primarily due to approximately $60 million of real-estate related charges. Scientific-Atlanta contributed $23 million of G&A expenses during the first quarter of fiscal 2007. G&A expenses also included the effect of employee share-based compensation expense which decreased by $12 million compared to the first quarter of fiscal 2006.

Our headcount increased by 1,914 employees during the first quarter of fiscal 2007, reflecting the investment in sales and R&D described above. Our headcount is expected to increase, as we continue to focus on the commercial market segment; additional sales coverage; growing and expanding our advanced technologies;

our evolving support model; expanding our presence in the Emerging Markets theater; next-generation service provider network build-outs; strengthening our product offerings in the consumer market; and providing more comprehensive solutions to our customers as they employ Internet solutions. As a result, if we do not achieve the benefits anticipated from these investments, our operating results may be adversely affected.

Employee Share-Based Compensation Expense

On July 31, 2005, we adopted SFAS 123(R), which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors including employee stock options, employee stock purchases, and employee restricted stock and restricted stock units, based on estimated fair values. Employee share-based compensation expense under SFAS 123(R) for the first quarter of fiscal 2007 and fiscal 2006 was as follows (in millions):

	Three Months Ended
	October 28, 2006	October 29, 2005
Cost of sales—product	$11	$19
Cost of sales—service	24	34

Employee share-based compensation expense included in cost of sales	35	53

Research and development	74	103
Sales and marketing	94	127
General and administrative	22	34

Employee share-based compensation expense included in operating expenses	190	264

Total employee share-based compensation expense	225	317
Tax benefit	(58)	(89)

Employee share-based compensation expense, net of tax	$167	$228

Share-based compensation expense included compensation expense for share-based payment awards granted prior to, but not yet vested, as of July 30, 2005 based on the grant date fair value using the Black-Scholes model, and compensation expense for share-based payment awards granted subsequent to July 30, 2005 based on the grant date fair value using the lattice-binomial model. In conjunction with the adoption of SFAS 123(R), we changed our method of attributing the value of stock-based compensation to expense from the accelerated multiple-option approach to the straight-line single-option method. Compensation expense for all share-based payment awards granted on or prior to July 30, 2005 is recognized using the accelerated multiple-option approach while compensation expense for all share-based payment awards granted subsequent to July 30, 2005 is recognized using the straight-line single-option method. The decrease in employee share-based compensation expense compared to the first quarter of fiscal 2006 was consistent with the change in the attribution method upon the adoption of SFAS 123(R).

Amortization of Purchased Intangible Assets

Amortization of purchased intangible assets included in operating expenses was $105 million in the first quarter of fiscal 2007, compared to $59 million in the first quarter of fiscal 2006 and the increase was primarily due to the acquisition of Scientific-Atlanta. For additional information regarding purchased intangibles, see Note 3 to the Consolidated Financial Statements.

In-Process Research and Development

Our methodology for allocating the purchase price, relating to purchase acquisitions, to in-process R&D is determined through established valuation techniques. In-process R&D expense in the first quarter of fiscal 2007 was $4 million, compared to $2 million in the first quarter of fiscal 2006. See Note 3 to the Consolidated Financial Statements for additional information regarding the acquisitions completed in the first quarter of fiscal

2007 and the in-process R&D recorded for these acquisitions. In-process R&D was expensed upon acquisition because technological feasibility had not been established and no future alternative uses existed.

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

For purchase acquisitions completed to date, the development of these technologies remains a significant risk due to the remaining efforts to achieve technological feasibility, rapidly changing customer markets, uncertain standards for new products, and significant competitive threats. The nature of the efforts to develop these technologies into commercially viable products consists primarily of planning, designing, experimenting, and testing activities necessary to determine that the technologies can meet market expectations, including functionality and technical requirements. Failure to bring these products to market in a timely manner could result in a loss of market share or a lost opportunity to capitalize on emerging markets and could have a material adverse impact on our business and operating results.

The following table summarizes the key assumptions underlying the valuation for our purchase acquisitions completed in the first quarter of fiscal 2007 for which in-process R&D was recorded (in millions, except percentages):

	In-Process R&D Expense	Estimated Cost to Complete Technology at Time of Acquisition	Risk-Adjusted Discount Rate for In-Process R&D
Arroyo Video Solutions, Inc.	3	5	30.0%
Other	1	1	23.0%

Total	4	6

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

Interest Income, Net

The components of interest income, net, are as follows (in millions):

	Three Months Ended
	October 28, 2006	October 29, 2005	Variance in Dollars
Interest income	$251	$154	$97
Interest expense	(94)	—	(94)

Total	$157	$154	$3

The increase in interest income was primarily due to higher average interest rates on our portfolio of cash and cash equivalents and fixed- income securities. The interest expense was attributable to the issuance of

$6.5 billion in senior unsecured notes in February 2006, and includes the effect of $6.0 billion of interest rate swaps. The effect of the interest rate swaps is to convert fixed-rate interest expense to floating-rate interest expense based on LIBOR.

Other Income (Loss), Net

The components of other income (loss), net, are as follows (in millions):

	Three Months Ended
	October 28, 2006	October 29, 2005
Net gains (losses) on investments in fixed income and publicly traded equity securities	$66	$(10)
Net (losses) gains on investments in privately held companies	(14)	6
Impairment charges on investments in privately held companies	(4)	(7)

Net gains (losses) and impairment charges on investments	48	(11)
Other	(20)	(6)

Total	$28	$(17)

The other expenses of $20 million and $6 million for the first quarter of fiscal 2007 and 2006, respectively, consisted primarily of contributions of publicly traded equity securities and products to charitable organizations.

Provision for Income Taxes

The effective tax rate was 26.1% for the first quarter of fiscal 2007, compared to 28.3% for the first quarter of fiscal 2006, due to a relative decrease in earnings subject to taxation in countries that have higher statutory tax rates and a relative increase in earnings subject to taxation in countries that have lower statutory tax rates. The effective tax rate differs from the statutory rate primarily due to acquisition-related costs, share-based compensation, research and experimentation tax credits, state taxes, and the tax impact of foreign operations.

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

Recent Accounting Pronouncements

In July 2006, the FASB issued Financial Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN 48”), which is a change in accounting for income taxes. FIN 48 specifies how tax benefits for uncertain tax positions are to be recognized, measured, and derecognized in financial statements; requires certain disclosures of uncertain tax matters; specifies how reserves for uncertain tax positions should be classified on the balance sheet; and provides transition and interim-period guidance, among other provisions. FIN 48 is effective for fiscal years beginning after December 15, 2006 and as a result, is effective for us in the first quarter of fiscal 2008. We are currently evaluating the impact of FIN 48 on our Consolidated Financial Statements.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108 (“SAB 108”), “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB 108 provides interpretative guidance on the process of quantifying financial statement misstatements and is effective for fiscal years ending after November 15, 2006. We applied the provisions of SAB 108 in the first quarter of fiscal 2007 and there was no impact to the Consolidated Financial Statements.

Liquidity and Capital Resources

The following sections discuss the effects of changes in our balance sheet and cash flows, contractual obligations, other commitments, and the stock repurchase program on our liquidity and capital resources.

Balance Sheet and Cash Flows

Cash and Cash Equivalents and Investments

The following table summarizes our cash and cash equivalents and investments (in millions):

	October 28, 2006	July 29, 2006	Increase (Decrease)
Cash and cash equivalents	$4,313	$3,297	$1,016
Fixed income securities	14,472	13,805	667
Publicly traded equity securities	735	712	23

Total	$19,520	$17,814	$1,706

The increase in cash and cash equivalents and investments was primarily a result of cash provided by operating activities of $2.3 billion and cash provided by the issuance of common stock of $1.0 billion related to employee stock option exercises partially offset by cash used for the repurchase of common stock of $1.5 billion and capital expenditures of $214 million.

As of October 28, 2006, approximately $6.2 billion of our cash and cash equivalents and investments was held in the United States. The remainder of our cash and cash equivalents and investments was held outside of the United States in various foreign subsidiaries. If these cash and cash equivalents and investments were distributed to the United States in the form of dividends or otherwise, we would be subject to additional U.S. income taxes (subject to an adjustment for foreign tax credits) and foreign withholding taxes.

We expect that cash provided by operating activities may fluctuate in future periods as a result of a number of factors, including fluctuations in our operating results, shipment linearity, accounts receivable collections, inventory management, excess tax benefits from share-based compensation, and the timing and amount of tax and other payments. Shipment linearity is a measure of the level of shipments throughout a particular quarter. For additional discussion, see Part II, Item 1A. Risk Factors below.

Accounts Receivable, Net

The following table summarizes our accounts receivable, net (in millions):

	October 28, 2006	July 29, 2006	Increase (Decrease)
Accounts receivable, net	$3,091	$3,303	$(212)

Days sales outstanding in accounts receivable (DSO) as of October 28, 2006 and July 29, 2006 was 34 days and 38 days, respectively. Our DSO is primarily impacted by shipment linearity and collections performance. A steady level of shipments and good collections performance will result in reduced DSO compared with a higher level of shipments toward the end of a quarter, which will result in a shorter amount of time to collect the related accounts receivable and increased DSO.

Inventories

The following table summarizes our inventories (in millions):

	October 28, 2006	July 29, 2006	Increase (Decrease)
Raw materials	$155	$131	$24
Work in process	402	377	25
Finished goods:
Distributor inventory and deferred cost of sales	424	423	1
Manufacturing finished goods	272	236	36

Total finished goods	696	659	37
Service-related spares	190	170	20
Demonstration systems	34	34	—

Total	$1,477	$1,371	$106

Annualized inventory turns were 8.3 in the first quarter of fiscal 2007, compared to 8.5 in the fourth quarter of fiscal 2006. Our finished goods consist of distributor inventory and deferred cost of sales and manufacturing finished goods. Distributor inventory and deferred cost of sales are related to unrecognized revenue on shipments to distributors and retail partners and shipments to enterprise and service provider customers. Manufacturing finished goods consist primarily of build-to-order and build-to-stock products. Service-related spares consist of reusable equipment related to our technical support and warranty activities. All inventories are accounted for at the lower of cost or market.

In the third quarter of fiscal 2006, we began the initial implementation of the lean manufacturing model. Lean manufacturing is an industry-standard model that seeks to drive efficiency and flexibility in manufacturing processes and in the broader supply chain. Over time, consistent with what we have experienced thus far, we expect this process will result in incremental increases in purchase commitments with contract manufacturers and suppliers and corresponding decreases in manufacturing inventory. We expect that we will complete our implementation of the lean manufacturing model during fiscal 2008. Inventory management remains an area of focus as we balance the need to maintain strategic inventory levels to ensure competitive lead times with the risk of inventory obsolescence because of rapidly changing technology and customer requirements. We believe the amount of our inventory is appropriate for our revenue levels.

Long-Term Debt

The following table summarizes our long-term debt (in millions):

	October 28, 2006	July 29, 2006	Increase (Decrease)
Senior notes:
2009 Notes	$500	$500	$—
2011 Notes	3,000	3,000	—
2016 Notes	3,000	3,000	—

Total senior notes	6,500	6,500	—
Other notes	5	5	—
Unamortized discount	(18)	(18)	—
Fair value adjustment	(32)	(155)	123

Total	$6,455	$6,332	$123

In February 2006, we issued $500 million of senior floating interest rate notes due 2009 (the “2009 Notes”), $3.0 billion of 5.25% senior notes due 2011 (the “2011 Notes”) and $3.0 billion of 5.50% senior notes due 2016 (the “2016 Notes”), for an aggregate principal amount of $6.5 billion. The debt issuance was used to fund the acquisition of Scientific-Atlanta and for general corporate purposes. The 2011 Notes and the 2016 Notes are redeemable by us at any time, subject to a make-whole premium. To achieve our interest rate objectives, we entered into $6.0 billion notional amount of interest rate swaps. In effect, these swaps convert the fixed interest rates of the 2011 Notes and the 2016 Notes to floating interest rates based on LIBOR. Gains and losses in the fair value of the interest rate swaps offset changes in the fair value of the underlying debt. See Note 8 to the Consolidated Financial Statements. We were in compliance with all debt covenants as of October 28, 2006.

Deferred Revenue

The breakdown of deferred revenue was as follows (in millions):

	October 28, 2006	July 29, 2006	Increase (Decrease)
Service	$4,032	$4,088	$(56)
Product	1,733	1,561	172

Total	$5,765	$5,649	$116

Reported as:
Current	$4,546	$4,408	$138
Noncurrent	1,219	1,241	(22)

Total	$5,765	$5,649	$116

The decrease in deferred service revenue reflects the ongoing amortization of deferred service revenue partially offset by the impact of the increase in the volume of technical support contract initiations and renewals. The increase in deferred product revenue was related to shipments not having met revenue recognition criteria and the timing of cash receipts related to unrecognized revenue from two-tier distributors.

Contractual Obligations

Operating Leases

We lease office space in several U.S. locations. Outside the United States, larger sites include Australia, Belgium, Canada, China, France, Germany, India, Italy, Japan, and the United Kingdom. The future minimum lease payments under all our noncancelable operating leases with an initial term in excess of one year as of October 28, 2006 were $1.4 billion. For additional information see Note 8 to the Consolidated Financial Statements.

Purchase Commitments with Contract Manufacturers and Suppliers

We purchase components from a variety of suppliers and use several contract manufacturers to provide manufacturing services for our products. During the normal course of business, in order to manage manufacturing lead times and help ensure adequate component supply, we enter into agreements with contract manufacturers and suppliers that either allow them to procure inventory based upon criteria as defined by us or that establish the parameters defining our requirements. In certain instances, these agreements allow us the option to cancel, reschedule, and adjust our requirements based on our business needs prior to firm orders being placed. Consequently, only a portion of our reported purchase commitments arising from these agreements are firm, noncancelable, and unconditional commitments. The purchase commitments for inventory are expected to be fulfilled within one year. As of October 28, 2006, the Company had total purchase commitments for inventory of approximately $2.3 billion, compared to $2.0 billion as of July 29, 2006. The increase in purchase commitments is due to increased volume, as well as longer lead times of certain components for targeted high-demand products.

In addition to the above, we record a liability for firm, noncancelable, and unconditional purchase commitments for quantities in excess of our future demand forecasts consistent with our allowance for inventory. As of October 28, 2006, the liability for these purchase commitments was $146 million, compared to $148 million as of July 29, 2006 and was included in other accrued liabilities in our Consolidated Balance Sheets.

Nuova Systems, Inc.

In the first quarter of fiscal 2007, we made an investment in Nuova Systems, which conducts research and development on data center-related products. As a result of this investment, we own approximately 80% of Nuova Systems and have consolidated the results of Nuova Systems in our Consolidated Financial Statements beginning in the first quarter of fiscal 2007. This investment includes $50 million of funding and a license to certain of our technology. In addition, upon the occurrence of certain events, we have committed up to $42 million of additional funding to Nuova Systems.

In connection with this investment, Nuova Systems and we have entered into a call option agreement that provides us with the right to purchase the remaining interests of approximately 20% in Nuova Systems. If exercised by us, the call option provides that the minority interest holders would be eligible to receive two milestone payments based on a formula set forth in the call option agreement. The amounts due under the milestone payments will be recognized by us when it is determined that the exercise of the call option is probable. These amounts will be recorded as compensation expense based on an estimate of the fair value of the amounts earned by the minority interest holders pursuant to a vesting schedule. Subsequent changes to the fair value of the amounts probable of being earned and the continued vesting will result in adjustments to the recorded compensation expense. If we exercise the call option, the potential amount that would be recorded as compensation expense would be up to a maximum of $578 million.

Other Commitments

We have entered into an agreement to invest approximately $800 million in venture funds managed by SOFTBANK that are required to be funded on demand. The total commitment is to be invested in venture funds and as senior debt with entities as directed by SOFTBANK. Our commitment to fund the senior debt is contingent upon the achievement of certain agreed-upon milestones. As of October 28, 2006, we had invested $576 million in the venture funds pursuant to the commitment, compared to $523 million as of July 29, 2006. In addition, as of October 28, 2006 and July 29, 2006, we had invested $49 million in the senior debt pursuant to the commitment, all of which has been repaid.

We also have certain other funding commitments related to our privately held investments that are based on the achievement of certain agreed-upon milestones. The funding commitments were approximately $28 million as of October 28, 2006, compared to approximately $34 million as of July 29, 2006.

Off-Balance Sheet Arrangements

We consider our investments in unconsolidated variable interest entities to be off-balance sheet arrangements. In the ordinary course of business, we have investments in privately held companies and provide financing to certain customers through our wholly owned subsidiaries, which may be considered to be variable interest entities. We have evaluated our investments in these privately held companies and customer financings and have determined that there were no significant unconsolidated variable interest entities as of October 28, 2006.

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

Stock Repurchase Program

In September 2001, our Board of Directors authorized a stock repurchase program. As of October 28, 2006, our Board of Directors had authorized an aggregate repurchase of up to $40 billion of common stock under this program. During the first quarter of fiscal 2007, we repurchased and retired 66 million shares of our common stock at an average price of $22.85 per share for an aggregate purchase price of $1.5 billion. As of October 28, 2006, we have repurchased and retired 2.0 billion shares of our common stock at an average price of $18.51 per share for an aggregate purchase price of $36.9 billion since inception of the stock repurchase program and the remaining authorized amount under the stock repurchase program was $3.1 billion with no termination date. In addition, on November 15, 2006, our Board of Directors authorized the repurchase of up to an additional $7 billion of common stock with no termination date.

The purchase price for the shares of our common stock repurchased was reflected as a reduction to shareholders’ equity. In accordance with Accounting Principles Board Opinion No. 6, “Status of Accounting Research Bulletins,” we are required to allocate the purchase price of the repurchased shares as (i) a reduction to retained earnings until retained earnings are zero and then as an increase to accumulated deficit and (ii) a reduction of common stock and additional paid-in capital. Issuance of common stock and the tax benefit related to employee stock incentive plans are recorded as an increase to common stock and additional paid-in capital. As a result of future repurchases, we may continue to report an accumulated deficit included in shareholders’ equity in our Consolidated Balance Sheets. Our accumulated deficit as of October 28, 2006 is a result of the accounting effect of stock repurchases and is not reflective of our financial performance or our liquidity.

Liquidity and Capital Resource Requirements

Based on past performance and current expectations, we believe our cash and cash equivalents, investments, and cash generated from operations will satisfy our working capital needs, capital expenditures, investment requirements, stock repurchases, contractual obligations, commitments (see Note 8 to the Consolidated Financial Statements), future customer financings, and other liquidity requirements associated with our operations through at least the next 12 months. We believe that the most strategic uses of our cash resources include repurchase of shares, strategic investments to gain access to new technologies, acquisitions, financing activities, and working capital. There are no other transactions, arrangements, or other relationships with unconsolidated entities or other persons that are reasonably likely to materially affect liquidity or the availability of our requirements for capital resources.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Investments

We maintain an investment portfolio of various holdings, types, and maturities. See Note 6 to the Consolidated Financial Statements. These securities are classified as available-for-sale and consequently are recorded in the Consolidated Balance Sheets at fair value with unrealized gains or losses, to the extent unhedged, reported as a separate component of accumulated other comprehensive income, net of tax.

Fixed Income Securities

At any time, a sharp rise in interest rates could have a material adverse impact on the fair value of our fixed income investment portfolio. Conversely, declines in interest rates could have a material adverse impact on interest income for our investment portfolio. Our fixed income instruments are not leveraged as of October 28, 2006, and are held for purposes other than trading.

Publicly Traded Equity Securities

The values of our equity investments in several publicly traded companies are subject to market price volatility. The following tables present the hypothetical fair values of publicly traded equity securities as a result of selected potential decreases and increases in the price of each equity security in the portfolio, excluding hedged equity securities. Potential fluctuations in the price of each equity security in the portfolio of plus or minus 10%, 20%, and 30% were selected based on potential near-term changes in those security prices. The hypothetical fair values as of October 28, 2006 are as follows (in millions):

	Valuation of Securities Given an X% Decrease in Each Stock’s Price			Fair Value As of October 28, 2006	Valuation of Securities Given an X% Increase in Each Stock’s Price
	(30%)	(20%)	(10%)		10%	20%	30%
Publicly traded equity securities	$480	$548	$617	$685	$754	$822	$891

Our equity portfolio consists of securities with characteristics that most closely match the Standard & Poor’s 500 Index or NASDAQ Composite Index. These equity securities are held for purposes other than trading. There were no impairment charges on publicly traded equity securities during the first quarter of fiscal 2007 or 2006.

Investments in Privately Held Companies

We have invested in privately held companies, some of which are in the startup or development stages. These investments are inherently risky because the markets for the technologies or products these companies are developing are typically in the early stages and may never materialize. We could lose our entire initial investment in these companies. These investments are primarily carried at cost, which as of October 28, 2006 was $618 million, compared with $574 million at July 29, 2006, and are recorded in other assets in the Consolidated Balance Sheets. Our impairment charges on investments in privately held companies were $4 million and $7 million during the first quarter of fiscal 2007 and 2006, respectively.

Our evaluation of investments in private and public companies is based on the fundamentals of the businesses, including, among other factors, the nature of their technologies and potential for financial return.

Long-Term Debt

At any time, a sharp fall in interest rates could have a material adverse impact on the fair value of $6.0 billion of our fixed-rate debt. Conversely, a sharp rise in interest rates could have a material favorable impact. We have entered into $6.0 billion notional amount of interest rate swaps designated as fair value hedges, and gains and losses in the fair value of these swaps offset changes in the fair value of the fixed-rate debt. In effect, these swaps convert the fixed interest rates to floating interest rates based on LIBOR. A sharp change in rates would not have a material impact on the fair value of our $500 million variable-rate debt.

A sharp rise in short-term interest rates could have a material adverse impact on interest expense, while a sharp fall in short-term rates could have a material favorable impact. To mitigate these impacts, we presently invest a portion of our interest-bearing assets in instruments with similar interest rate characteristics as the swapped debt.

Derivative Instruments

Foreign Currency Derivatives

We enter into foreign exchange forward contracts to reduce the short-term effects of foreign currency fluctuations on receivables, investments, and payables, primarily denominated in Australian, Canadian, Japanese, and several European currencies, including the euro and British pound. Our market risks associated with our foreign currency receivables, investments, and payables relate primarily to variances from our forecasted foreign currency transactions and balances.

Approximately 75% of our operating expenses are U.S.-dollar denominated. To reduce variability in operating expenses caused by the remaining non-U.S.-dollar denominated operating expenses, we periodically hedge certain foreign currency forecasted transactions with currency options and forward contracts with maturities up to 18 months. These hedging programs are not designed to provide foreign currency protection over longer time horizons. In designing a specific hedging approach, we consider several factors, including offsetting exposures, significance of exposures, costs associated with entering into a particular hedge instrument, and potential effectiveness of the hedge. The gains and losses on foreign exchange contracts mitigate the variability in operating expenses associated with currency movements. Primarily because of our limited currency exposure to date, the effect of foreign currency fluctuations has not been material to our Consolidated Financial Statements. The effect of foreign currency fluctuations, net of hedging, increased total research and development, sales and marketing, and general and administrative expenses by approximately 0.5% in the first quarter of fiscal 2007, compared with the first quarter of fiscal 2006. The impact of foreign currency fluctuations on sales has not been material because our sales are primarily denominated in U.S. dollars.

Foreign exchange forward and option contracts as of October 28, 2006 are summarized as follows (in millions):

	Notional Amount	Fair Value
Forward contracts:
Purchased	$1,432	$2
Sold	$455	$(2)
Option contracts:
Purchased	$459	$14
Sold	$442	$(1)

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

Interest Rate Derivatives

Our primary objective for holding fixed income securities is to achieve an appropriate investment return consistent with preserving principal and managing risk. To realize these objectives, we may utilize interest rate swaps or other derivatives designated as fair value or cash flow hedges. We have entered into $1.0 billion of interest rate swaps designated as fair value hedges of our investment portfolio. Under these interest rate swap contracts, we make fixed-rate interest payments and receive interest payments based on LIBOR. The effect of these swaps is to convert fixed-rate returns to floating-rate returns based on LIBOR for a portion of our fixed income portfolio. The gains and losses related to changes in the value of the interest rate swaps are included in other income (loss), net, in the Consolidated Statements of Operations and offset the changes in fair value of the underlying hedged investment. As of October 28, 2006 and July 29, 2006, the fair values of the interest rate swaps designated as hedges of our investments were $33 million and $45 million, respectively, and were reflected in prepaid expenses and other current assets in the Consolidated Balance Sheets.

In conjunction with our issuance of fixed-rate senior notes in February 2006, we entered into $6.0 billion of interest rate swaps designated as fair value hedges of our fixed-rate debt. Under these interest rate swap contracts, we receive fixed-rate interest payments and make interest payments based on LIBOR. The effect of these swaps is to convert fixed-rate interest expense to floating-rate interest expense based on LIBOR. The gains and losses related to changes in the value of the interest rate swaps are included in other income (loss), net, in the Consolidated Statements of Operations and offset the changes in fair value of the underlying debt. As of October 28, 2006 and July 29, 2006, the fair values of the interest rate swaps designated as hedges of our debt were $32 million and $155 million, respectively, and were reflected in other long-term liabilities in the Consolidated Balance Sheets.

Equity Derivatives

We maintain a portfolio of publicly traded equity securities which are subject to price risk. We may hold equity securities for strategic purposes or to diversify our overall investment portfolio. To manage our exposure to changes in the fair value of certain equity securities, we may, from time to time, enter into equity derivative contracts. As of October 28, 2006, we have entered into forward sale and option agreements on certain publicly traded equity securities designated as fair value hedges. The gains and losses due to changes in the value of the hedging instruments are included in other income (loss), net, in the Consolidated Statements of Operations and offset the change in the fair value of the underlying hedged investment. As of October 28, 2006, the notional and fair value amounts of the derivatives were $128 million and $71 million, respectively. As of July 29, 2006, the notional and fair value amounts of the derivatives were $164 million and $93 million, respectively.

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

Changes in internal control over financial reporting. There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our first quarter of fiscal 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Beginning on April 20, 2001, a number of purported shareholder class action lawsuits were filed in the United States District Court for the Northern District of California against us and certain of our officers and directors. The lawsuits were consolidated, and the consolidated action is purportedly brought on behalf of those who purchased our publicly traded securities during an alleged class period of November 10, 1999 through February 6, 2001. On August 18, 2006, we announced an agreement to resolve the litigation. Pursuant to that agreement (which is subject to final documentation and court approval), liability insurers will pay $91.75 million to the plaintiffs in resolution of all claims against us and our officers and directors. If the settlement is approved by the Court, the settlement fund, less fees and expenses, will be distributed to purchasers of our common stock between November 10, 1999 and February 6, 2001 who timely file valid proofs of claim under procedures to be implemented by the Court. Plaintiffs had alleged that defendants made false and misleading statements, purported to assert claims for violations of the federal securities laws, and sought unspecified compensatory damages and other relief. We and the individual defendants continue to deny all allegations in the lawsuit.

On February 16, 2005, a purported shareholder derivative lawsuit was filed in the Superior Court of California, County of Santa Clara, against various of our officers and directors and naming us as a nominal defendant. In July 2006, the Superior Court dismissed all claims and gave plaintiff until October 2006 in which to file an amended complaint, if plaintiff chose to do so. Pursuant to agreement between the parties, plaintiff has elected not to amend its complaint or file an appeal challenging the Superior Court’s order. The lawsuit had included derivative and class claims for breach of fiduciary duty, unjust enrichment, constructive trust and violations of the California Corporations Code, was based upon allegations of wrongdoing in connection with option grants and compensation to officers and directors, the timing of option grants, and our share repurchase plan, and sought unspecified compensation and other damages, rescission of options and other relief.

In addition, we are subject to legal proceedings, claims, and litigation arising in the ordinary course of business, including intellectual property litigation. While the outcome of these matters is currently not determinable, we do not expect that the ultimate costs to resolve these matters will have a material adverse effect on our consolidated financial position, results of operations, or cash flows. For additional information regarding intellectual property litigation, see “Part II, Item 1A. Risk Factors—We may be found to infringe on intellectual property rights of others” herein.

Item 1A. Risk Factors

Set forth below and elsewhere in this report and in other documents we file with the Securities and Exchange Commission (SEC) are descriptions of the risks and uncertainties that could cause our actual results to differ materially from the results contemplated by the forward-looking statements contained in this report. The description below includes any material changes to and supersedes the description of the risk factors affecting our business previously disclosed in “Part I, Item 1A. Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended July 29, 2006.

Our operating results may fluctuate in future periods, which may adversely affect our stock price

Our operating results have been in the past, and will continue to be, subject to quarterly and annual fluctuations as a result of numerous factors. These factors include:

•	Fluctuations in demand for our products and services, especially with respect to Internet businesses and telecommunications service providers, in part due to changes in the global economic environment

•	Changes in sales and implementation cycles for our products and reduced visibility into our customers’ spending plans and associated revenue

•	Our ability to maintain appropriate inventory levels and purchase commitments

•	Price and product competition in the communications and networking industries, which can change rapidly due to technological innovation and different business models from various geographic regions

•	The overall movement toward industry consolidation among both our competitors and our customers

•	The introduction and market acceptance of new technologies and products and our success in new markets, including emerging and advanced technologies, as well as the adoption of new networking standards

•	Variations in sales channels, product costs, or mix of products sold

•	The timing, size, and mix of orders from customers

•	Manufacturing and customer lead times

•	Fluctuations in our gross margins, and the factors that contribute to this as described below

•	Our ability to achieve targeted cost reductions

•	The ability of our customers, channel partners, and suppliers to obtain financing or to fund capital expenditures

•	The timing and amount of employer payroll tax to be paid on our employees’ gains on stock options exercised

•	Actual events, circumstances, outcomes, and amounts differing from judgments, assumptions, and estimates used in determining the values of certain assets (including the amounts of related valuation allowances), liabilities, and other items reflected in our Consolidated Financial Statements

•	How well we execute on our strategy and operating plans

•	Benefits anticipated from our investments in engineering, sales and manufacturing activities

•	Changes in accounting rules, such as recording expenses for employee stock option grants and changes in tax accounting principles

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

Sales to the service provider market are especially volatile, and weakness in sales orders from this industry may harm our operating results and financial condition

Sales to the service provider market have been characterized by large and often sporadic purchases, especially relating to our router sales and sales of certain of our advanced technologies, in addition to longer sales cycles. We have experienced significant weakness in sales to service providers over certain extended periods of time as market conditions have fluctuated. Sales activity in this industry depends upon the stage of completion of expanding network infrastructures; the availability of funding; and the extent to which service providers are affected by regulatory, economic, and business conditions in the country of operations. Although some service providers may have increased capital expenditures over the depressed levels that have prevailed over the last few years, weakness in orders from this industry could have a material adverse effect on our business, operating results, and financial condition. Slowdowns in the general economy, overcapacity, changes in the service provider market, regulatory developments, and constraints on capital availability have had a material adverse effect on many of our service provider customers, with many of these customers going out of business or substantially reducing their expansion plans. These conditions have materially harmed our business and operating results, and we expect that some or all of these conditions may continue for the foreseeable future. Finally, service provider customers typically have longer implementation cycles; require a broader range of services including design services; demand that vendors take on a larger share of risks; often require acceptance provisions, which can lead to a delay in revenue recognition; and expect financing from vendors. All these factors can add further risk to business conducted with service providers.

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

The markets in which we compete are intensely competitive, which could adversely affect our revenue growth

We compete in the networking and communications equipment markets, providing products and services for transporting data, voice, and video traffic across intranets, extranets, and the Internet. These markets are characterized by rapid change, converging technologies, and a migration to networking solutions that offer relative advantages. These market factors represent both an opportunity and a competitive threat to us. We compete with numerous vendors in each product category. The overall number of our competitors providing niche product solutions may increase. Also, the identity and composition of competitors may change as we increase our activity in our advanced technology markets. As we continue to expand our sales globally, we may see new competition in different geographic regions. In particular, we have experienced price-focused competition from competitors in Asia, especially China, and we anticipate this will continue.

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

We depend upon the development of new products and enhancements to existing products, and if we fail to predict and respond to emerging technological trends and customers’ changing needs, our operating results and market share may suffer

The markets for our products are characterized by rapidly changing technology, evolving industry standards, new product introductions, and evolving methods of building and operating networks. Our operating results depend on our ability to develop and introduce new products into existing and emerging markets and to reduce the production costs of existing products. We believe that the Internet and the various networks associated with it, including corporate intranets, cable, broadband and dialup networks, and voice and video networks will evolve to include embedded resources and the virtualization of applications and services to produce an integrated, intelligent system, or as we refer to it, an Intelligent Information Network. This is our vision for the evolution of networking from connectivity products to intelligent systems. As such, many of our strategic initiatives and investments are aimed at meeting the requirements that an Intelligent Information Network would demand. The process of developing new technology is complex and uncertain, and if we fail to accurately predict customers’ changing needs and emerging technological trends our business could be harmed. We must commit significant resources to developing new products before knowing whether our investments will result in products the market will accept. In particular, if our model of the evolution of networking from connectivity products to intelligent systems does not emerge as we believe it will, many of our strategic initiatives and investments may be of no or limited value. Furthermore, we may not execute successfully on that vision because of errors in product planning or timing, technical hurdles that we fail to overcome in a timely fashion, or a lack of appropriate resources. This could result in competitors providing those solutions before we do and loss of market share, net sales, and earnings. The success of new products depends on several factors, including proper new product definition, component costs, timely completion and introduction of these products, differentiation of new products from those of our competitors, and market acceptance of these products. There can be no assurance that we will successfully identify new product opportunities, develop and bring new products to market in a timely manner, or achieve market acceptance of our products or that products and technologies developed by others will not render our products or technologies obsolete or noncompetitive. Specifically, the products and technologies that we identify as “emerging technologies”, such as Cisco TelePresence, or “advanced technologies” may not prove to have the market success we anticipate, and we may not successfully identify and invest in other emerging or advanced technologies.

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

We have made and expect to continue to make acquisitions that could disrupt our operations and harm our operating results

Our growth depends upon market growth, our ability to enhance our existing products, and our ability to introduce new products on a timely basis. We intend to continue to address the need to develop new products and enhance existing products through acquisitions of other companies, product lines, technologies, and personnel. Acquisitions involve numerous risks, including the following:

•	Difficulties in integrating the operations, systems, technologies, products, and personnel of the acquired companies, particularly companies with large and widespread operations and/or complex products, such as Scientific-Atlanta

•	Diversion of management’s attention from normal daily operations of the business and the challenges of managing larger and more widespread operations resulting from acquisitions

•	Potential difficulties in completing projects associated with in-process research and development

•	Difficulties in entering markets in which we have no or limited direct prior experience and where competitors in such markets have stronger market positions

•	Initial dependence on unfamiliar supply chains or relatively small supply partners

•	Insufficient revenue to offset increased expenses associated with acquisitions

•	The potential loss of key employees, customers, distributors, vendors and other business partners of the companies we acquire following and continuing after announcement of acquisition plans

Acquisitions may also cause us to:

•	Issue common stock that would dilute our current shareholders’ percentage ownership

•	Use a substantial portion of our cash resources or incur debt as we did in February 2006 when we issued and sold $6.5 billion in senior unsecured notes to fund our acquisition of Scientific-Atlanta

•	Significantly increase our interest expense, leverage and debt service requirements if we incur additional debt to pay for an acquisition

•	Assume liabilities

•	Record goodwill and nonamortizable intangible assets that are subject to impairment testing on a regular basis and potential periodic impairment charges

•	Incur amortization expenses related to certain intangible assets

•	Incur large and immediate write-offs and restructuring and other related expenses

•	Become subject to intellectual property or other litigation

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

Entrance into new or developing markets exposes us to additional competition and will likely increase demands on our service and support operations

As we focus on new market opportunities—for example, storage; wireless; security; and transporting data, voice, and video traffic across the same network, and other advanced technologies and emerging technologies—we will increasingly compete with large telecommunications equipment suppliers as well as startup companies. Several of our competitors may have greater resources, including technical and engineering resources, than we do. Additionally, as customers in these markets complete infrastructure deployments, they may require greater levels of service, support, and financing than we have provided in the past. Demand for these types of service or financing contracts may increase in the future. There can be no assurance that we can provide products, service, support, and financing to effectively compete for these market opportunities. Further, provision of greater levels of services by us may result in a delay in the timing of revenue recognition. In addition, entry into other markets, including our entry into the consumer market, has subjected and will subject us to additional risks, particularly to those markets, including the effects of general market conditions and reduced consumer confidence.

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

Due to the global nature of our operations, political or economic changes or other factors in a specific country or region could harm our costs, expenses, and financial condition

We conduct significant sales and customer support operations in countries outside of the United States, maintain a manufacturing facility for a substantial portion of our video systems products in Juarez, Mexico, and also depend on non-U.S. operations of our contract manufacturers and our distribution partners. For the first quarter of fiscal 2007 and fiscal 2006, we derived approximately 45.2% and 46.9%, respectively, of our net sales from sales outside the United States. Accordingly, our future results could be materially adversely affected by a variety of uncontrollable and changing factors, including, among others, foreign currency exchange rates; political or social unrest, economic instability or natural disasters in a specific country or region; environmental and trade protection measures and other regulatory requirements, which may affect our ability to import our products to, export our products from, or sell our products in various countries; political considerations that affect service provider and government spending patterns; health or similar issues, such as a pandemic or epidemic; difficulties in staffing and managing international operations; and adverse tax consequences, including imposition of withholding or other taxes on payments by subsidiaries. Any or all of these factors could have a material adverse impact on our costs, expenses, and financial condition.

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

Manmade problems such as computer viruses or terrorism may disrupt our operations and harm our operating results

Despite our implementation of network security measures, our servers are vulnerable to computer viruses, break-ins, and similar disruptions from unauthorized tampering with our computer systems. Any such event could have a material adverse effect on our business, operating results, and financial condition. Efforts to limit the ability of malicious third parties to disrupt the operations of the Internet or undermine our own security efforts may meet with resistance. In addition, the continued threat of terrorism and heightened security and military action in response to this threat, or any future acts of terrorism, may cause further disruptions to the economies of the United States. and other countries and create further uncertainties or otherwise materially harm our business, operating results, and financial condition. Likewise, events such as widespread blackouts could have similar negative impacts. To the extent that such disruptions or uncertainties result in delays or cancellations of customer orders or the manufacture or shipment of our products, our business, operating results, and financial condition could be materially and adversely affected.

We are exposed to fluctuations in the market values of our portfolio investments and in interest rates; impairment of our investments could harm our earnings

We maintain an investment portfolio of various holdings, types, and maturities. These securities are generally classified as available-for-sale and, consequently, are recorded on our Consolidated Balance Sheets at fair value with unrealized gains or losses reported as a separate component of accumulated other comprehensive income (loss), net of tax. Part of this portfolio includes equity investments in publicly traded companies, the values of which are subject to market price volatility to the extent unhedged. If the public equities market declines, we may recognize in earnings the decline in fair value of our publicly traded equity investments below the cost basis when the decline is judged to be other-than-temporary. For information regarding the sensitivity of and risks associated with the market value of portfolio investments and interest rates, refer to the section titled “Quantitative and Qualitative Disclosures About Market Risk” included in this report and in our Annual Report on Form 10-K for the year ended July 29, 2006. Our investments in private companies are subject to risk of loss of investment capital. These investments are inherently risky because the markets for the technologies or products they have under development are typically in the early stages and may never materialize. We could lose our entire investment in these companies.

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

We are required to recognize expense for share-based compensation related to employee share-based awards, and there is no assurance that the expense that we are required to recognize measures accurately the value of our share-based payment awards, and the recognition of this expense could cause the trading price of our common stock to decline

On July 31, 2005, we adopted SFAS 123(R), which requires the measurement and recognition of compensation expense for all share-based compensation based on estimated fair values. As a result, starting with fiscal 2006, our operating results contain a charge for employee share-based compensation expense. This charge is in addition to share-based compensation expense we recognized prior to fiscal 2006 related to acquisitions and investments. The application of SFAS 123(R) requires the use of an option-pricing model to determine the fair value of share-based payment awards. This determination of fair value is affected by our stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, our expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviors. Option-pricing models were developed for use in estimating the value of traded options that have no vesting or hedging restrictions and are fully transferable. Because our employee stock options have certain characteristics that are significantly different from traded options, and because changes in the subjective assumptions can materially affect the estimated value, in management’s opinion the existing valuation models may not provide an accurate measure of the fair value of our employee stock options. Although the fair value of employee stock options is determined in accordance with SFAS 123(R) and SAB 107 using an option-pricing model, that value may not be indicative of the fair value observed in a willing buyer/willing seller market transaction.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) None.

(b) None.

(c) Issuer Purchases of Equity Securities (in millions, except per-share amounts)

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (2)
July 30, 2006 to August 26, 2006	12	$20.71	12	$4,298
August 27, 2006 to September 23, 2006	19	$22.23	19	$3,871
September 24, 2006 to October 28, 2006	35	$23.96	35	$3,052

Total	66	$22.85	66

(1)	Includes an insignificant number of unvested shares of common stock repurchased from employees upon cessation of employment.
(2)	On September 13, 2001, we announced that our Board of Directors had authorized a stock repurchase program. As of October 28, 2006, our Board of Directors had authorized the repurchase of up to $40 billion of common stock under this program. During the first quarter of fiscal 2007, we repurchased and retired 66 million shares of our common stock at an average price of $22.85 per share for an aggregate purchase price of $1.5 billion. As of October 28, 2006, we had repurchased and retired 2.0 billion shares of our common stock at an average price of $18.51 per share for an aggregate purchase price of $36.9 billion since inception of the stock repurchase program, and the remaining authorized amount for stock repurchases under this program was $3.1 billion with no termination date. In addition, on November 15, 2006, our Board of Directors authorized the repurchase of up to an additional $7 billion of common stock with no termination date.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits

The following documents are filed as Exhibits to this report:

3.2	Amended and Restated Bylaws of Cisco Systems, Inc., as currently in effect (incorporated by reference to Exhibit 3.1 of Form 8-K (File No. 000-18225) filed November 16, 2006)

10.8	Professional and Leadership Incentive Plan—FY 2007 (incorporated by reference to Exhibit 10.1 of Form 8-K (File No. 000-18225) filed July 31, 2006)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32.1	Section 1350 Certification of Principal Executive Officer

32.2	Section 1350 Certification of Principal Financial Officer

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 20, 2006

Cisco Systems, Inc.

By:	/s/ DENNIS D. POWELL
Dennis D. Powell, Senior Vice President and Chief Financial Officer (Principal financial officer and duly authorized signatory)

EXHIBIT INDEX

EXHIBIT NO.

3.2	Amended and Restated Bylaws of Cisco Systems, Inc., as currently in effect (incorporated by reference to Exhibit 3.1 of Form 8-K (File No. 000-18225) filed November 16, 2006)

10.8	Professional and Leadership Incentive Plan—FY 2007 (incorporated by reference to Exhibit 10.1 of Form 8-K (File No. 000-18225) filed July 31, 2006)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32.1	Section 1350 Certification of Principal Executive Officer

32.2	Section 1350 Certification of Principal Financial Officer