Form 10-Q
period 2007-01-27
CISCO SYSTEMS INC
filed 2007-02-20
CIK 858877

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 27, 2007

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

As of February 9, 2007, 6,040,034,409 shares of the registrant’s common stock were outstanding.

CISCO SYSTEMS, INC.

FORM 10-Q

FOR THE QUARTER ENDED JANUARY 27, 2007

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

CISCO SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in millions, except per-share amounts)

(Unaudited)

	Three Months Ended		Six Months Ended
	January 27, 2007	January 28, 2006	January 27, 2007	January 28, 2006
NET SALES:
Product	$7,099	$5,537	$14,039	$11,028
Service	1,340	1,091	2,584	2,150

Total net sales	8,439	6,628	16,623	13,178

COST OF SALES:
Product	2,544	1,774	5,043	3,525
Service	507	388	959	777

Total cost of sales	3,051	2,162	6,002	4,302

GROSS MARGIN	5,388	4,466	10,621	8,876

OPERATING EXPENSES:
Research and development	1,094	966	2,177	1,962
Sales and marketing	1,726	1,431	3,412	2,884
General and administrative	340	282	704	560
Amortization of purchased intangible assets	96	56	201	115
In-process research and development	2	—	6	2

Total operating expenses	3,258	2,735	6,500	5,523

OPERATING INCOME	2,130	1,731	4,121	3,353
Interest income, net	172	168	329	322
Other income, net	33	17	61	—

Interest and other income, net	205	185	390	322

INCOME BEFORE PROVISION FOR INCOME TAXES	2,335	1,916	4,511	3,675
Provision for income taxes	414	541	982	1,039

NET INCOME	$1,921	$1,375	$3,529	$2,636

Net income per share — basic	$0.32	$0.22	$0.58	$0.43

Net income per share — diluted	$0.31	$0.22	$0.56	$0.42

Shares used in per-share calculation — basic	6,057	6,146	6,060	6,195

Shares used in per-share calculation — diluted	6,291	6,248	6,255	6,301

See Notes to Consolidated Financial Statements.

CISCO SYSTEMS, INC.

CONSOLIDATED BALANCE SHEETS

(in millions, except par value)

(Unaudited)

	January 27, 2007	July 29, 2006
ASSETS
Current assets:
Cash and cash equivalents	$2,434	$3,297
Investments	18,247	14,517
Accounts receivable, net of allowance for doubtful accounts of $169 at January 27, 2007 and $175 at July 29, 2006	2,908	3,303
Inventories	1,642	1,371
Deferred tax assets	1,673	1,604
Prepaid expenses and other current assets	1,612	1,584

Total current assets	28,516	25,676
Property and equipment, net	3,539	3,440
Goodwill	9,318	9,227
Purchased intangible assets, net	1,960	2,161
Other assets	2,921	2,811

TOTAL ASSETS	$46,254	$43,315

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$931	$880
Income taxes payable	1,330	1,744
Accrued compensation	1,589	1,516
Deferred revenue	4,718	4,408
Other accrued liabilities	2,923	2,765

Total current liabilities	11,491	11,313
Long-term debt	6,416	6,332
Deferred revenue	1,343	1,241
Other long-term liabilities	414	511

Total liabilities	19,664	19,397

Minority interest	8	6

Shareholders’ equity:
Preferred stock, no par value: 5 shares authorized; none issued and outstanding	—	—
Common stock and additional paid-in capital, $0.001 par value: 20,000 shares authorized; 6,048 and 6,059 shares issued and outstanding at January 27, 2007 and July 29, 2006, respectively	27,245	24,257
Accumulated deficit	(1,083)	(617)
Accumulated other comprehensive income	420	272

Total shareholders’ equity	26,582	23,912

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$46,254	$43,315

See Notes to Consolidated Financial Statements.

CISCO SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

(Unaudited)

	Six Months Ended
	January 27, 2007	January 28, 2006
Cash flows from operating activities:
Net income	$3,529	$2,636
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	690	512
Employee share-based compensation expense	472	578
Share-based compensation expense related to acquisitions and investments	19	52
Provision for doubtful accounts	—	10
Provision for inventory	116	70
Deferred income taxes	(66)	1
Excess tax benefits from share-based compensation	(428)	(125)
In-process research and development	6	2
Net gains and impairment charges on investments	(99)	(21)
Change in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	395	(329)
Inventories	(387)	(115)
Prepaid expenses and other current assets	(39)	(47)
Lease receivables, net	(66)	(60)
Accounts payable	51	(51)
Income taxes payable	104	63
Accrued compensation	73	(97)
Deferred revenue	412	59
Other liabilities	147	129

Net cash provided by operating activities	4,929	3,267

Cash flows from investing activities:
Purchases of investments	(11,184)	(10,467)
Proceeds from sales and maturities of investments	7,762	11,886
Acquisition of property and equipment	(548)	(394)
Acquisition of businesses, net of cash and cash equivalents acquired	(166)	(150)
Change in investments in privately held companies	(76)	(90)
Purchase of minority interest of Cisco Systems, K.K. (Japan)	—	(25)
Other	(27)	(84)

Net cash (used in) provided by investing activities	(4,239)	676

Cash flows from financing activities:
Issuance of common stock	2,779	563
Repurchase of common stock	(4,781)	(4,248)
Excess tax benefits from share-based compensation	428	125
Other	21	26

Net cash used in financing activities	(1,553)	(3,534)

Net (decrease) increase in cash and cash equivalents	(863)	409
Cash and cash equivalents, beginning of period	3,297	4,742

Cash and cash equivalents, end of period	$2,434	$5,151

See Notes to Consolidated Financial Statements.

CISCO SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(in millions)

(Unaudited)

Six Months Ended January 28, 2006	Shares of Common Stock	Common Stock and Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income	Total Shareholders’ Equity
BALANCE AT JULY 30, 2005	6,331	$22,394	$506	$274	$23,174
Net income	—	—	2,636	—	2,636
Change in unrealized gains and losses on investments, net of tax	—	—	—	11	11
Other	—	—	—	40	40

Comprehensive income					2,687

Issuance of common stock	56	563	—	—	563
Repurchase of common stock	(236)	(838)	(3,410)	—	(4,248)
Tax benefits from employee stock incentive plans	—	140	—	—	140
Purchase acquisitions	1	24	—	—	24
Employee share-based compensation expense	—	572	—	—	572
Share-based compensation expense related to acquisitions and investments	—	52	—	—	52

BALANCE AT JANUARY 28, 2006	6,152	$22,907	$(268)	$325	$22,964

Six Months Ended January 27, 2007	Shares of Common Stock	Common Stock and Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Shareholders’ Equity
BALANCE AT JULY 29, 2006	6,059	$24,257	$(617)	$272	$23,912
Net income	—	—	3,529	—	3,529
Change in unrealized gains and losses on investments, net of tax	—	—	—	107	107
Other	—	—	—	41	41

Comprehensive income					3,677

Issuance of common stock	176	2,779	—	—	2,779
Repurchase of common stock	(187)	(786)	(3,995)	—	(4,781)
Tax benefits from employee stock incentive plans	—	503	—	—	503
Purchase acquisitions	—	3	—	—	3
Employee share-based compensation expense	—	470	—	—	470
Share-based compensation expense related to acquisitions and investments	—	19	—	—	19

BALANCE AT JANUARY 27, 2007	6,048	$27,245	$(1,083)	$420	$26,582

Supplemental Information

In September 2001, the Company’s Board of Directors authorized a stock repurchase program. As of January 27, 2007, the Company’s Board of Directors had authorized an aggregate repurchase of up to $47 billion of common stock under this program, which includes the November 15, 2006 authorization to repurchase up to an additional $7 billion of the Company’s common stock with no termination date. For additional information regarding stock repurchases, see Note 9 to the Consolidated Financial Statements. The purchase price of shares of common stock repurchased was reflected as (i) a reduction to retained earnings until retained earnings were zero and then as an increase to accumulated deficit and (ii) a reduction of common stock and additional paid-in capital. Issuance of common stock and the tax benefit related to employee stock incentive plans are recorded in shareholders’ equity as an increase to common stock and additional paid-in capital. The stock repurchases since the inception of this program are summarized in the table below (in millions):

	Shares of Common Stock	Common Stock and Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income	Total Shareholders’ Equity
Repurchases of common stock	2,118	$7,080	$33,149	$—	$40,229

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

The Company conducts business globally and is primarily managed on a geographic basis in the following theaters: United States and Canada; European Markets; Emerging Markets; Asia Pacific; and Japan. The Emerging Markets theater consists of Eastern Europe, Latin America, the Middle East and Africa, and Russia and the Commonwealth of Independent States (CIS).

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

Basis of Presentation

The accompanying financial data as of January 27, 2007 and for the three and six months ended January 27, 2007 and January 28, 2006 has been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. The July 29, 2006 Consolidated Balance Sheet was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and the notes thereto, included in the Company’s Annual Report on Form 10-K for the fiscal year ended July 29, 2006.

In the opinion of management, all adjustments (which include normal recurring adjustments, except as disclosed herein) necessary to present a fair statement of financial position as of January 27, 2007, results of operations for the three and six months ended January 27, 2007 and January 28, 2006, cash flows, and shareholders’ equity for the six months ended January 27, 2007 and January 28, 2006, as applicable, have been made. The results of operations for the three and six months ended January 27, 2007 are not necessarily indicative of the operating results for the full fiscal year or any future periods.

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

CISCO SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

the amount the employee must pay for exercising stock options, the amount of compensation cost for future service that the Company has not yet recognized, and the amount of tax benefits that would be recorded in additional paid-in capital when the award becomes deductible are assumed to be used to repurchase shares.

Recent Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (FASB) issued Financial Interpretation No. 48, “Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109” (“FIN 48”), which is a change in accounting for income taxes. FIN 48 specifies how tax benefits for uncertain tax positions are to be recognized, measured, and derecognized in financial statements; requires certain disclosures of uncertain tax matters; specifies how reserves for uncertain tax positions should be classified on the balance sheet; and provides transition and interim-period guidance, among other provisions. FIN 48 is effective for fiscal years beginning after December 15, 2006 and as a result, is effective for the Company in the first quarter of fiscal 2008. The Company is currently evaluating the impact of FIN 48 on its Consolidated Financial Statements.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108 (“SAB 108”), “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB 108 provides interpretative guidance on the process of quantifying financial statement misstatements and is effective for fiscal years ending after November 15, 2006. The Company applied the provisions of SAB 108 beginning in the first quarter of fiscal 2007 and there was no impact to the Consolidated Financial Statements.

Reclassifications

Certain reclassifications have been made to prior period amounts in order to conform to the current period’s presentation.

3. Business Combinations

Purchase Acquisitions

A summary of the purchase acquisitions and asset purchases for the six months ended January 27, 2007 is as follows (in millions):

	Purchase Consideration	Liabilities Assumed	In-Process R&D Expense	Purchased Intangible Assets	Goodwill
Arroyo Video Solutions, Inc.	$86	$1	$3	$25	$57
Other	86	6	3	42	41

Total	$172	$7	$6	$67	$98

The Company acquired Arroyo Video Solutions, Inc. to enable carriers to accelerate the creation and distribution of network-delivered entertainment, interactive media and advertising services across the growing portfolio of televisions, personal computers, and mobile handsets.

Under the terms of the definitive agreements related to the acquisitions and asset purchases, the purchase consideration consisted of cash and stock options assumed. The purchase consideration for the Company’s acquisitions and asset purchases is also allocated to tangible assets acquired. The Consolidated Financial Statements include the operating results of each business from the date of acquisition. Pro forma results of operations for the acquisitions completed during the six months ended January 27, 2007 have not been presented because the effects of the acquisitions, individually or in the aggregate, were not material to the Company’s financial results.

Pro Forma Financial Information Relating to the Acquisition of Scientific-Atlanta, Inc.

The financial information in the table below summarizes the combined results of operations of Cisco and Scientific-Atlanta, on a pro forma basis, as though the companies had been combined at the beginning of each period presented. The pro forma financial

CISCO SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

information for the three and six months ended January 28, 2006 combines the historical results of operations of Cisco for the three and six months ended January 28, 2006, with the historical results of operations of Scientific-Atlanta for the three and six months ended December 30, 2005.

The pro forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition of Scientific-Atlanta and issuance of $6.5 billion of debt (see Note 7) had taken place at the beginning of each period presented. The debt was issued to finance the acquisition of Scientific-Atlanta as well as for general corporate purposes. For the purposes of this pro forma financial information, the interest expense on the entire debt, including the effects of hedging, was included in the pro forma financial adjustments. The pro forma financial information for the three and six months ended January 28, 2006 also includes the purchase accounting adjustments on historical Scientific-Atlanta inventory, adjustments to depreciation on acquired property and equipment, a charge for in-process research and development, amortization charges from acquired intangible assets, adjustments to interest income, and related tax effects.

The following table summarizes the pro forma financial information (in millions, except per-share amounts):

	Three Months Ended January 28, 2006	Six Months Ended January 28, 2006
Net sales	$7,123	$14,163
Net income	$1,211	$2,420
Net income per share—basic	$0.20	$0.39
Net income per share—diluted	$0.19	$0.38

Purchased Intangible Assets and In-Process Research and Development

The following table presents the amortization of purchased intangible assets and in-process research and development (in millions):

	Three Months Ended		Six Months Ended
	January 27, 2007	January 28, 2006	January 27, 2007	January 28, 2006
Amortization of purchased intangible assets	$132	$56	$273	$115
In-process research and development	$2	$—	$6	$2

The Company’s methodology for allocating the purchase price for purchase acquisitions to in-process research and development (“in-process R&D”) is determined through established valuation techniques. In-process R&D is expensed upon acquisition because technological feasibility has not been established and no future alternative uses exist.

The following table presents details of the purchased intangible assets acquired during the six months ended January 27, 2007 (in millions, except years):

	Technology		Customer Relationships		Total
	Weighted Average Useful Life (in Years)	Amount	Weighted Average Useful Life (in Years)	Amount	Amount
Arroyo Video Solutions, Inc.	5.0	$14	7.0	$11	$25
Other	4.2	35	4.5	7	42

		$49		$18	$67

CISCO SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The following tables present details of the Company’s purchased intangible assets (in millions):

January 27, 2007	Gross	Accumulated Amortization	Net
Technology	$1,028	$(359)	$669
Customer relationships	1,558	(296)	1,262
Other	140	(111)	29

Total	$2,726	$(766)	$1,960

July 29, 2006	Gross	Accumulated Amortization	Net
Technology	$1,052	$(302)	$750
Customer relationships	1,535	(175)	1,360
Other	164	(113)	51

Total	$2,751	$(590)	$2,161

The estimated future amortization expense of purchased intangible assets as of January 27, 2007 is as follows (in millions):

Fiscal Year	Amount
2007 (remaining six months)	$263
2008	482
2009	397
2010	289
2011	217
Thereafter	312

Total	$1,960

Goodwill

The following table presents the changes in goodwill allocated to the Company’s reportable segments during the six months ended January 27, 2007 (in millions):

	Balance at July 29, 2006	Acquisitions	Other	Balance at January 27, 2007
United States and Canada	$6,778	$63	$(15)	$6,826
European Markets	1,127	18	10	1,155
Emerging Markets	292	4	(2)	294
Asia Pacific	277	9	—	286
Japan	753	4	—	757

Total	$9,227	$98	$(7)	$9,318

CISCO SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Compensation Expense Related to Acquisitions and Investments

The following table presents the compensation expense related to acquisitions and investments (in millions):

	Three Months Ended		Six Months Ended
	January 27, 2007	January 28, 2006	January 27, 2007	January 28, 2006
Share-based compensation expense	$9	$24	$19	$52
Cash compensation expense	18	6	29	18

Total	$27	$30	$48	$70

Share-Based Compensation Expense

Beginning in fiscal 2006, share-based compensation related to acquisitions and investments is measured under Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment,” (“SFAS 123(R)”) and includes deferred share-based compensation relating to acquisitions completed prior to fiscal 2006. As of January 27, 2007, the remaining balance of share-based compensation related to acquisitions and investments to be recognized over the vesting periods was approximately $58 million.

Cash Compensation Expense

In connection with the Company’s purchase acquisitions, asset purchases, and acquisitions of variable interest entities, the Company has agreed to pay certain additional amounts in cash contingent upon achieving certain agreed-upon technology, development, product, or other milestones or continued employment of certain employees with the Company. In each case, any additional amounts paid will be recorded as compensation expense. As of January 27, 2007 and July 29, 2006, the Company had remaining commitments of $194 million and $223 million, respectively, pursuant to these agreements.

CISCO SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

4. Balance Sheet Details

The following tables provide details of selected balance sheet items (in millions):

	January 27, 2007	July 29, 2006
Inventories:
Raw materials	$178	$131
Work in process	440	377
Finished goods:
Distributor inventory and deferred cost of sales	456	423
Manufacturing finished goods	339	236

Total finished goods	795	659

Service-related spares	193	170
Demonstration systems	36	34

Total	$1,642	$1,371

Property and equipment, net:
Land, buildings, and leasehold improvements	$3,736	$3,647
Computer equipment and related software	1,446	1,352
Production, engineering, and other equipment	3,995	3,678
Operating lease assets	158	153
Furniture and fixtures	370	363

	9,705	9,193
Less accumulated depreciation and amortization	(6,166)	(5,753)

Total	$3,539	$3,440

Other assets:
Deferred tax assets	$972	$983
Investments in privately held companies	636	574
Income tax receivable	277	279
Lease receivables, net	479	464
Other	557	511

Total	$2,921	$2,811

Deferred revenue:
Service	$4,229	$4,088
Product:
Unrecognized revenue on product shipments and other deferred revenue	1,380	1,156
Cash receipts related to unrecognized revenue from two-tier distributors	452	405

Total product deferred revenue	1,832	1,561

Total	$6,061	$5,649

Reported as:
Current	$4,718	$4,408
Noncurrent	1,343	1,241

Total	$6,061	$5,649

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

	January 27, 2007	July 29, 2006
Gross lease receivables	$1,035	$960
Unearned income and other allowances	(197)	(188)

Total	$838	$772

Reported as:
Current	$359	$308
Noncurrent	479	464

Total	$838	$772

Contractual maturities of the gross lease receivables at January 27, 2007 were as follows (in millions):

Fiscal Year	Amount
2007 (remaining six months)	$245
2008	368
2009	238
2010	118
2011	48
Thereafter	18

Total	$1,035

Actual cash collections may differ from the contractual maturities due to early customer buyouts, refinancings, or defaults.

6. Investments

The following tables summarize the Company’s investments (in millions):

January 27, 2007	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Fixed income securities:
U.S. government notes and bonds	$7,023	$4	$(28)	$6,999
Corporate notes, bonds, and asset-backed securities	8,881	7	(58)	8,830
Municipal notes and bonds	1,367	—	(2)	1,365

Total fixed income securities	17,271	11	(88)	17,194
Publicly traded equity securities	694	363	(4)	1,053

Total	$17,965	$374	$(92)	$18,247

CISCO SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

July 29, 2006	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Fixed income securities:
U.S. government notes and bonds	$5,179	$3	$(47)	$5,135
Corporate notes, bonds, and asset-backed securities	7,950	2	(88)	7,864
Municipal notes and bonds	809	—	(3)	806

Total fixed income securities	13,938	5	(138)	13,805
Publicly traded equity securities	467	252	(7)	712

Total	$14,405	$257	$(145)	$14,517

The following table summarizes the maturities of the Company’s fixed income securities at January 27, 2007 (in millions):

	Amortized Cost	Fair Value
Less than 1 year	$4,897	$4,888
Due in 1 to 2 years	4,995	4,973
Due in 2 to 5 years	5,460	5,414
Due after 5 years	1,919	1,919

Total	$17,271	$17,194

Actual maturities may differ from the contractual maturities because borrowers may have the right to call or prepay certain obligations.

7. Long-Term Debt

In February 2006, the Company issued $500 million of senior floating interest rate notes due 2009 (the “2009 Notes”), $3.0 billion of 5.25% senior notes due 2011 (the “2011 Notes”) and $3.0 billion of 5.50% senior notes due 2016 (the “2016 Notes”), for an aggregate principal amount of $6.5 billion. The following table summarizes the Company’s long-term debt (in millions, except percentages):

	January 27, 2007		July 29, 2006
	Amount	Effective Rate(1)	Amount	Effective Rate(1)
Senior notes:
Floating-rate notes, due 2009	$500	5.45%	$500	5.27%
5.25% fixed-rate notes, due 2011	3,000	5.57%	3,000	5.39%
5.50% fixed-rate notes, due 2016	3,000	5.80%	3,000	5.62%

Total senior notes	6,500		6,500
Other notes	5		5
Unamortized discount	(17)		(18)
Fair value adjustment	(72)		(155)

Total	$6,416		$6,332

(1)

The effective rates for the 2011 Notes and the 2016 Notes reflect the variable rate in effect as of the period end on the interest rate swaps designated as fair value hedges of those notes, including the amortization of the discount.

The 2011 Notes and the 2016 Notes are redeemable by the Company at any time, subject to a make-whole premium. To achieve its interest rate objectives, the Company entered into $6.0 billion notional amount of interest rate swaps. In effect, these swaps convert the fixed interest rates of the 2011 Notes and the 2016 Notes to floating interest rates based on the London Interbank Offered Rate (LIBOR). Gains and losses in the fair value of the interest rate swaps offset changes in the fair value of the underlying debt. The Company was in compliance with all debt covenants as of January 27, 2007.

CISCO SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Interest is payable quarterly on the 2009 Notes and semi-annually on the 2011 Notes and 2016 Notes. Interest expense, net of the effect of hedging, included in interest income, net, in the Consolidated Statements of Operations and cash paid for interest are summarized as follows (in millions):

	Three Months Ended		Six Months Ended
	January 27, 2007	January 28, 2006	January 27, 2007	January 28, 2006
Interest expense	$95	$—	$189	$—
Cash paid for interest	$7	$—	$173	$—

8. Commitments and Contingencies

Operating Leases

The Company leases office space in several U.S. locations. Outside the United States, larger sites include Australia, Belgium, Canada, China, France, Germany, India, Italy, Japan, and the United Kingdom. Future annual minimum lease payments under all noncancelable operating leases with an initial term in excess of one year as of January 27, 2007 are as follows (in millions):

Fiscal Year	Amount
2007 (remaining six months)	$150
2008	200
2009	163
2010	140
2011	124
Thereafter	654

Total	$1,431

Purchase Commitments with Contract Manufacturers and Suppliers

The Company purchases components from a variety of suppliers and uses several contract manufacturers to provide manufacturing services for its products. During the normal course of business, in order to manage manufacturing lead times and help ensure adequate component supply, the Company enters into agreements with contract manufacturers and suppliers that either allow them to procure inventory based upon criteria as defined by the Company or that establish the parameters defining the Company’s requirements. In certain instances, these agreements allow the Company the option to cancel, reschedule, and adjust the Company’s requirements based on its business needs prior to firm orders being placed. Consequently, only a portion of the Company’s reported purchase commitments arising from these agreements are firm, noncancelable, and unconditional commitments. As of January 27, 2007, the Company had total purchase commitments for inventory of $2.5 billion, compared with $2.0 billion as of July 29, 2006.

In addition to the above, the Company records a liability for firm, noncancelable, and unconditional purchase commitments for quantities in excess of its future demand forecasts consistent with the valuation of the Company’s inventory. As of January 27, 2007, the liability for these purchase commitments was $140 million, compared with $148 million as of July 29, 2006, and was included in other accrued liabilities.

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

CISCO SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

Other Commitments

The Company has entered into an agreement to invest approximately $800 million in venture funds managed by SOFTBANK Corp. and its affiliates (“SOFTBANK”) that are required to be funded on demand. The total commitment is to be invested in venture funds and as senior debt with entities as directed by SOFTBANK. The Company’s commitment to fund the senior debt is contingent upon the achievement of certain agreed-upon milestones. As of January 27, 2007, the Company had invested $606 million in the venture funds pursuant to the commitment, compared with $523 million as of July 29, 2006. In addition, as of January 27, 2007 and July 29, 2006, the Company had invested $49 million in the senior debt pursuant to the commitment, all of which has been repaid.

The Company also has certain other funding commitments related to its privately held investments that are based on the achievement of certain agreed-upon milestones. The funding commitments were approximately $23 million as of January 27, 2007, compared with approximately $34 million as of July 29, 2006.

Variable Interest Entities

In the ordinary course of business, the Company has investments in privately held companies and provides financing to certain customers through its wholly owned subsidiaries, which may be considered to be variable interest entities. The Company has evaluated its investments in privately held companies and customer financings and determined that there were no significant unconsolidated variable interest entities as of January 27, 2007.

Guarantees and Product Warranties

The Company’s guarantees issued that are subject to recognition and disclosure requirements as of January 27, 2007 and July 29, 2006 were not material. The following table summarizes the activity related to the product warranty liability during the six months ended January 27, 2007 and January 28, 2006 (in millions):

	Six Months Ended
	January 27, 2007	January 28, 2006
Balance at beginning of period	$309	$259
Provision for warranties issued	242	190
Payments	(222)	(191)

Balance at end of period	$329	$258

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

CISCO SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

Derivative Instruments

The Company primarily uses derivative instruments to manage exposures to foreign currency, interest rate, and equity security price risks. The Company’s primary objective in holding derivatives is to reduce the volatility of earnings and cash flows associated with changes in foreign currency, interest rates, and equity security prices. The Company’s derivatives expose it to credit risk to the extent that the counterparties may be unable to meet the terms of the agreement. The Company seeks to reduce such risks by limiting its counterparties to major financial institutions. In addition, the potential risk of loss with any one counterparty resulting from this type of credit risk is monitored. Management does not expect material losses as a result of defaults by counterparties.

Foreign Currency Derivatives

The Company’s foreign exchange forward and option contracts are summarized as follows (in millions):

	January 27, 2007		July 29, 2006
	Notional Amount	Fair Value	Notional Amount	Fair Value
Forward contracts:
Purchased	$1,363	$1	$1,376	$(2)
Sold	$534	$(7)	$554	$(3)
Option contracts:
Purchased	$390	$18	$591	$20
Sold	$362	$(1)	$573	$(2)

The Company conducts business globally in numerous currencies. As such, it is exposed to adverse movements in foreign currency exchange rates. To limit the exposure related to foreign currency changes, the Company enters into foreign currency contracts. The Company does not enter into foreign exchange forward and options contracts for trading purposes.

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

The Company periodically hedges certain foreign currency forecasted transactions related to certain operating expenses with currency options and forward contracts. These transactions are designated as cash flow hedges. The effective portion of the derivative’s gain or loss is initially reported as a component of accumulated other comprehensive income and subsequently reclassified into earnings when the hedged exposure affects earnings. The ineffective portion, if any, of the gain or loss is reported in earnings immediately. These currency option contracts and forward contracts generally have maturities of less than 18 months.

CISCO SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Interest Rate Derivatives

The Company’s interest rate derivatives are summarized as follows (in millions):

	January 27, 2007		July 29, 2006
	Notional Amount	Fair Value	Notional Amount	Fair Value
Interest rate derivatives:
Interest rate swaps—investments	$1,000	$35	$1,000	$45
Interest rate swaps—long-term debt	$6,000	$(72)	$6,000	$(155)

The Company’s primary objective for holding fixed income securities is to achieve an appropriate investment return consistent with preserving principal and managing risk. To realize these objectives, the Company may utilize interest rate swaps or other derivatives designated as fair value or cash flow hedges. The Company has entered into $1.0 billion of interest rate swaps designated as fair value hedges of its investment portfolio. Under these interest rate swap contracts, the Company makes fixed-rate interest payments and receives interest payments based on LIBOR. The effect of these swaps is to convert fixed-rate returns to floating-rate returns based on LIBOR for a portion of the Company’s fixed income portfolio. The gains and losses related to changes in the value of the interest rate swaps are included in other income, net, in the Consolidated Statements of Operations and offset the changes in fair value of the underlying hedged investment. The fair values of the interest rate swaps designated as hedges of the Company’s investments were reflected in prepaid expenses and other current assets in the Consolidated Balance Sheets.

In conjunction with its issuance of fixed-rate senior notes in February 2006, the Company entered into $6.0 billion of interest rate swaps designated as fair value hedges of the fixed-rate debt. Under these interest rate swap contracts, the Company receives fixed-rate interest payments and makes interest payments based on LIBOR. The effect of these swaps is to convert fixed-rate interest expense to floating-rate interest expense based on LIBOR. The gains and losses related to changes in the value of the interest rate swaps are included in other income, net, in the Consolidated Statements of Operations and offset the changes in fair value of the underlying debt. The fair values of the interest rate swaps designated as hedges of the Company’s debt were reflected in other long-term liabilities in the Consolidated Balance Sheets.

Equity Derivatives

The Company’s equity derivatives are summarized as follows (in millions):

	January 27, 2007		July 29, 2006
	Notional Amount	Fair Value	Notional Amount	Fair Value
Equity derivatives:
Forward sale and option agreements	$244	$39	$164	$93

The Company maintains a portfolio of publicly traded equity securities which are subject to price risk. The Company may hold equity securities for strategic purposes or to diversify the Company’s overall investment portfolio. To manage its exposure to changes in the fair value of certain equity securities, the Company may, from time to time, enter into equity derivative contracts. As of January 27, 2007, the Company had entered into forward sale and option agreements on certain publicly traded equity securities designated as fair value hedges. The gains and losses due to changes in the value of the hedging instruments are included in other income, net, in the Consolidated Statements of Operations and offset the change in the fair value of the underlying hedged investment. The fair values of the equity derivatives were reflected in prepaid expenses and other current assets and other accrued liabilities in the Consolidated Balance Sheets.

Legal Proceedings

Beginning on April 20, 2001, a number of purported shareholder class action lawsuits were filed in the United States District Court for the Northern District of California against the Company and certain of its officers and directors. The lawsuits were consolidated, and the consolidated action was purportedly brought on behalf of those who purchased the Company’s publicly traded securities during an alleged class period of November 10, 1999 through February 6, 2001. On August 18, 2006, the Company

CISCO SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

announced an agreement to resolve the litigation. Pursuant to that agreement, liability insurers paid $91.75 million to the plaintiffs in resolution of all claims against the Company and its officers and directors. The settlement was approved by the Court on December 5, 2006. Plaintiffs had alleged that defendants made false and misleading statements, purported to assert claims for violations of the federal securities laws, and sought unspecified compensatory damages and other relief. The Company and the individual defendants continue to deny all allegations in the lawsuit.

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

The Company and other defendants are subject to patent claims asserted by QPSX Developments 5 Pty Ltd (“QPSX” now known as Ipernica Ltd) against the Company and such other defendants on June 21, 2005 in the United States District Court for the Eastern District of Texas. QPSX alleges that various Cisco switches and routers infringe United States Patent No. 5,689,499 and seeks damages and injunctive relief. Trial is scheduled to begin in April 2007. The Company believes that it has strong arguments at trial with respect to both non-infringement and invalidity, and believes that damages are not likely to be material. However, due to the uncertainty surrounding the litigation process, the Company is unable to reasonably estimate the ultimate outcome of this litigation at this time.

The Company and other defendants are also subject to patent claims asserted by Telcordia Technologies Inc. (“Telcordia”) against the Company and such other defendants on July 16, 2004 in the Federal District Court for the District of Delaware. Telcordia alleges that various Cisco routers, switches and optical products infringe United States Patent Nos. 4,893,306, 4,835,763 and Re 36,633, and seeks damages and injunctive relief. Based on the Court’s claim construction order, Telcordia has agreed that the Company does not infringe Patent No. 4,893,306 but has reserved its right to appeal the Court’s decision. Trial on the remaining claims is scheduled to begin in April 2007. The Company believes that it has strong arguments at trial with respect to both non-infringement and invalidity, and believes that damages are not likely to be material. However, due to the uncertainty surrounding the litigation process, the Company is unable to reasonably estimate the ultimate outcome of this litigation at this time.

In September 2005, Scientific-Atlanta, Inc. (which subsequently was acquired by the Company) and another plaintiff filed a declaratory judgment action against Forgent Networks (“Forgent”) in the United States District Court for the Eastern District of Texas after Forgent sued various Scientific-Atlanta customers. In the action, Scientific-Atlanta asserted that its products did not infringe Forgent’s United States Patent No. 6,285,746 and that the patent was invalid. On October 20, 2005, Forgent responded to the complaint by alleging that various Scientific-Atlanta digital video recorders infringe the patent and by seeking damages and injunctive relief. Subsequent to that, another declaratory judgment plaintiff moved to intervene and the cases have been combined. Trial is scheduled to begin in May 2007. The Company believes that it has strong arguments at trial with respect to both non-infringement and invalidity, and believes that damages are not likely to be material. However, due to the uncertainty surrounding the litigation process, the Company is unable to reasonably estimate the ultimate outcome of this litigation at this time.

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

CISCO SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

9. Shareholders’ Equity

Stock Repurchase Program

In September 2001, the Company’s Board of Directors authorized a stock repurchase program. As of January 27, 2007, the Company’s Board of Directors had authorized an aggregate repurchase of up to $47 billion of common stock under this program. The stock repurchase activity under the stock repurchase program during the first six months of fiscal 2007 is summarized as follows (in millions, except per-share amounts):

	Shares Repurchased	Price per Share	Remaining Amount Authorized
Balance at July 29, 2006	1,931	$18.36	$4,552
Additional authorization on November 15, 2006	—	—	7,000
Repurchase of common stock	187	25.55	(4,781)

Balance at January 27, 2007	2,118	$19.00	$6,771

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

Comprehensive Income

The components of comprehensive income are as follows (in millions):

	Three Months Ended		Six Months Ended
	January 27, 2007	January 28, 2006	January 27, 2007	January 28, 2006
Net income	$1,921	$1,375	$3,529	$2,636
Other comprehensive income:
Change in unrealized gains and losses on investments, net of tax	30	78	109	8
Other (1)	41	25	41	40

Comprehensive income before minority interest	1,992	1,478	3,679	2,684
Change in minority interest (2)	6	—	(2)	3

Total	$1,998	$1,478	$3,677	$2,687

(1)	Includes changes in currency translation
(2)	The Company consolidates its investment in a venture fund managed by SOFTBANK as it is the primary beneficiary as defined under FIN 46(R). As a result, SOFTBANK’s interest in the change in the unrealized gains and losses on the investments in the venture fund is recorded as a component of accumulated other comprehensive income, and is reflected as a change in minority interest.

10. Employee Benefit Plans

Employee Stock Purchase Plan

The Company has an Employee Stock Purchase Plan, which includes its sub-plan, the International Employee Stock Purchase Plan (together, the “Purchase Plan”), under which 321.4 million shares of the Company’s stock have been reserved for issuance. Eligible employees may purchase a limited number of shares of the Company’s stock at a discount of up to 15% of the lesser of the market value on the subscription date or the purchase date, which is approximately six months after the subscription date. The Purchase Plan terminates on January 3, 2010. The Company issued 10 million shares under the Purchase Plan during the three and six months ended January 27, 2007, and 11 million shares under the Purchase Plan during the three and six months ended January 28, 2006. As of January 27, 2007, 89 million shares were available for issuance under the Purchase Plan.

CISCO SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Employee Stock Incentive Plans

Stock Incentive Plan Program Description

As of January 27, 2007, the Company had four stock incentive plans: the 2005 Stock Incentive Plan (the “2005 Plan”), the 1996 Stock Incentive Plan (the “1996 Plan”), the 1997 Supplemental Stock Incentive Plan (the “Supplemental Plan”), and the Cisco Systems, Inc. SA Acquisition Long-Term Incentive Plan (the “Acquisition Plan”). In addition, the Company has, in connection with the acquisitions of various companies, assumed the stock incentive plans of the acquired companies or issued replacement share-based awards. Share-based awards are designed to reward employees for their long-term contributions to the Company and provide incentives for them to remain with the Company. The number and frequency of share-based awards are based on competitive practices, operating results of the Company, and government regulations. Since the inception of the stock incentive plans, the Company has granted stock options to virtually all employees, and the majority has been granted to employees below the vice president level. The Company’s stock incentive plans are summarized as follows:

2005 Plan

•

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

1996 Plan

•

The 1996 Plan expired on December 31, 2006 and the Company may no longer make equity awards under the 1996 Plan. The maximum number of shares issuable over the term of the 1996 Plan was 2.5 billion shares. Stock options granted under the 1996 Plan have an exercise price of at least 100% of the fair market value of the underlying stock on the grant date and expire no later than nine years from the grant date. The stock options will generally become exercisable for 20% or 25% of the option shares one year from the date of grant and then ratably over the following 48 or 36 months, respectively. Certain other grants have utilized a 60-month ratable vesting schedule. In addition, the Board of Directors, or other committees administering the plan, have the discretion to use a different vesting schedule and have done so from time to time.

Supplemental Plan

•

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

Acquisition Plan

•

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Distribution and Dilutive Effect of Stock Options

The following table illustrates grant dilution based on net options granted as a percentage of shares of common stock outstanding at period end (in millions, except percentages):

	Six Months Ended
	January 27, 2007	January 28, 2006
Shares of common stock outstanding	6,048	6,152

Granted and assumed	164	167
Canceled/forfeited/expired	(28)	(44)

Net stock options granted	136	123

Grant dilution	2.2%	2.0%

Weighted-average basic and diluted shares outstanding for the six months ended January 27, 2007 were 6.1 billion shares and 6.3 billion shares, respectively. For the six months ended January 27, 2007, the dilutive effect of in-the-money employee stock options was approximately 194 million shares or 3.2% of the basic shares outstanding based on the Company’s average share price of $24.24.

The Named Executive Officers represent the Company’s Chief Executive Officer and the four other most highly paid executive officers whose salary and bonus for the years ended July 29, 2006 and July 30, 2005 were in excess of $100,000. The following table summarizes the options granted to the Named Executive Officers during the periods indicated (in millions, except percentages):

	Six Months Ended
	January 27, 2007	January 28, 2006
Stock options granted to the Named Executive Officers	2.9	2.9

Stock options granted to the Named Executive Officers as a percentage of net stock options granted	2.1%	2.4%

Stock options granted to the Named Executive Officers as a percentage of outstanding shares	0.05%	0.05%

Cumulative stock options held by Named Executive Officers as a percentage of total stock options outstanding	3.2%	3.5%

CISCO SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

General Share-Based Award Information

A summary of share-based award activity is as follows (in millions, except per-share amounts):

		Stock Options Outstanding
	Share- Based Awards Available for Grant	Number Outstanding	Weighted- Average Exercise Price per Share
Balance at July 30, 2005	223	1,436	$25.02
Granted and assumed	(230)	230	18.21
Exercised	—	(136)	10.08
Canceled/forfeited/expired	79	(84)	29.53
Restricted stock and restricted stock units granted	(6)	—	—
Additional shares reserved	398	—	—

Balance at July 29, 2006	464	1,446	25.08
Granted and assumed	(164)	164	23.20
Exercised (1)	—	(167)	15.64
Canceled/forfeited/expired	16	(28)	31.21
Restricted stock and restricted stock units granted	(5)	—	—

Balance at January 27, 2007	311	1,415	$25.85

(1)	The total pretax intrinsic value of stock options exercised during the six months ended January 27, 2007 was $1.5 billion.

The following table summarizes significant ranges of outstanding and exercisable options as of January 27, 2007 (in millions, except years and per-share amounts):

	Stock Options Outstanding				Stock Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted- Average Remaining Contractual Life (in Years)	Weighted- Average Exercise Price per Share	Aggregate Intrinsic Value	Number Exercisable	Weighted- Average Exercise Price per Share	Aggregate Intrinsic Value
$0.01 –15.00	159	4.08	$11.32	$2,382	124	$11.34	$1,855
15.01 –18.00	268	6.07	17.15	2,464	137	16.59	1,341
18.01 –20.00	340	5.94	19.21	2,427	182	19.16	1,303
20.01 –22.50	90	5.27	20.84	495	61	20.71	346
22.51 –25.00	174	8.15	23.10	567	17	23.73	44
25.01 –35.00	107	2.13	27.30	7	97	27.33	7
35.01 – 72.56	277	2.35	53.55	—	277	53.48	—

Total	1,415	4.99	$25.85	$8,342	895	$29.38	$4,896

The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value based on the Company’s closing stock price of $26.35 as of January 26, 2007, which would have been received by the option holders had those option holders exercised their options as of that date. The total number of in-the-money stock options exercisable as of January 27, 2007 was 528 million. As of July 29, 2006, 969 million outstanding stock options were exercisable and the weighted-average exercise price was $28.53.

CISCO SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The following table presents the option exercises for the six months ended January 27, 2007, and option values as of that date for the Named Executive Officers (in millions):

	Number of Shares Acquired on Exercise	Value Realized	Number of Securities Underlying Unexercised Options at January 27, 2007		Intrinsic Value of Unexercised in-the-Money Options at January 27, 2007
			Exercisable	Unexercisable	Exercisable	Unexercisable
Named Executive Officers	6	$68	36	10	$154	$72

Valuation and Expense Information Under SFAS 123(R)

On July 31, 2005, the Company adopted SFAS 123(R), which requires the measurement and recognition of compensation expense for all share-based payment awards made to the Company’s employees and directors including employee stock options, employee stock purchases related to the Employee Stock Purchase Plan (“employee stock purchases”), employee restricted stock and restricted stock units, based on estimated fair values. Employee share-based compensation expense under SFAS 123(R) was as follows (in millions):

	Three Months Ended		Six Months Ended
	January 27, 2007	January 28, 2006	January 27, 2007	January 28, 2006
Cost of sales—product	$12	$11	$23	$30
Cost of sales—service	30	28	54	62

Employee share-based compensation expense in cost of sales	42	39	77	92

Research and development	74	90	148	193
Sales and marketing	99	106	193	233
General and administrative	32	26	54	60

Employee share-based compensation expense in operating expenses	205	222	395	486

Total employee share-based compensation expense(1)	$247	$261	$472	$578

(1)	Share-based compensation expense related to acquisitions and investments is disclosed in Note 3 and is not included in the table. As of January 27, 2007, total compensation cost related to nonvested share-based awards not yet recognized was $2.8 billion, including share-based compensation relating to acquisition and investments, which is expected to be recognized over the next 45 months on a weighted-average basis.

The income tax benefit for employee share-based compensation expense was $105 million and $163 million for the three and six months ended January 27, 2007, respectively, and $73 million and $162 million for the three and six months ended January 28, 2006, respectively. The income tax benefit has been determined using the applicable tax rates in jurisdictions to which this expense relates and for fiscal 2007 includes the tax effects resulting from the reinstatement of the U.S. federal research and development (R&D) tax credit during the three months ended January 27, 2007 (see Note 11). The tax benefit for fiscal 2006 includes the effect of U.S. tax regulations that require intercompany reimbursement of certain share-based compensation expenses.

Lattice-Binomial Model

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

CISCO SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The Company’s employee stock options have various restrictions including vesting provisions and restrictions on transfer and hedging, among others, and are often exercised prior to their contractual maturity. Lattice-binomial models are more capable of incorporating the features of the Company’s employee stock options than closed-form models such as the Black-Scholes model. The use of a lattice-binomial model requires extensive actual employee exercise behavior data and a number of complex assumptions including expected volatility, risk-free interest rate, expected dividends, kurtosis, and skewness. The weighted-average assumptions, using the lattice-binomial model, the weighted-average expected life and estimated value of employee stock options are summarized as follows:

	Three Months Ended		Six Months Ended
	January 27, 2007	January 28, 2006	January 27, 2007	January 28, 2006
Weighted-average assumptions:
Expected volatility	24.5%	23.7%	25.8%	23.7%
Risk-free interest rate	4.6%	4.5%	4.6%	4.2%
Expected dividend	0.0%	0.0%	0.0%	0.0%
Kurtosis	4.6	4.2	4.5	4.3
Skewness	(0.80)	(0.60)	(0.80)	(0.60)

Weighted-average expected life in years	6.7	6.6	6.7	6.6
Weighted-average estimated value	$7.93	$5.05	$6.94	$5.01

The determination of the fair value of share-based payment awards on the date of grant using an option-pricing model is affected by the Company’s stock price as well as assumptions regarding a number of highly complex and subjective variables. The weighted-average assumptions were determined as follows:

•

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

•	The risk-free interest rate assumption is based upon observed interest rates appropriate for the term of the Company’s employee stock options.

•	The dividend yield assumption is based on the history and expectation of dividend payouts.

•

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

Because share-based compensation expense recognized in the Consolidated Statements of Operations is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on historical experience and the Company estimated forfeitures to be 3% annually for the three and six months ended January 27, 2007 and January 28, 2006.

CISCO SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Accuracy of Fair Value Estimates

The Company uses third-party analyses to assist in developing the assumptions used in, as well as calibrating, its lattice-binomial model. The Company is responsible for determining the assumptions used in estimating the fair value of its share-based payment awards.

The Company’s determination of fair value of share-based payment awards is affected by the assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, the Company’s expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviors. Option-pricing models were developed for use in estimating the value of traded options that have no vesting or hedging restrictions and are fully transferable. Because the Company’s employee stock options have certain characteristics that are significantly different from traded options, and because changes in the subjective assumptions can materially affect the estimated value, in management’s opinion, the existing valuation models may not provide an accurate measure of the fair value of the Company’s employee stock options. Although the fair value of employee stock options is determined in accordance with SFAS 123(R) and SAB 107 using an option-pricing model, that value may not be indicative of the fair value observed in a willing buyer/willing seller market transaction.

11. Income Taxes

The following table provides details of income taxes (in millions, except percentages):

	Three Months Ended		Six Months Ended
	January 27, 2007	January 28, 2006	January 27, 2007	January 28, 2006
Effective tax rate	17.7%	28.2%	21.8%	28.3%
Cash paid for income taxes	$487	$605	$959	$974

During the three months ended January 27, 2007, the Tax Relief and Health Care Act of 2006 reinstated the U.S. federal R&D tax credit, retroactive to January 1, 2006. As a result, the tax provision rate for the three and six months ended January 27, 2007 included a $120 million tax benefit from the U.S. R&D tax credit, including $60 million related to fiscal 2006 R&D expenses and $30 million related to the first quarter of fiscal 2007 R&D expenses. The effective tax rate for the three and six months ended January 27, 2007 also reflects a benefit from an increase in foreign income taxed at other than U.S. rates.

The Company’s income taxes currently payable have been reduced by the tax benefits from employee stock incentive plans. These benefits totaled $503 million and $140 million for the six months ended January 27, 2007 and January 28, 2006, respectively, and were reflected as an increase to additional paid-in capital in the Consolidated Statements of Shareholders’ Equity. The Company includes only the direct tax effects of employee stock incentive plans in calculating this increase to additional paid-in capital.

The Company’s federal income tax returns for fiscal years ended July 27, 2002 through July 31, 2004 are under examination and the Internal Revenue Service has proposed certain adjustments. The Company believes that adequate amounts have been reserved for any adjustments that may ultimately result from these examinations.

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

The Company conducts business globally and is primarily managed on a geographic basis. The Company’s management makes financial decisions and allocates resources based on the information it receives from its internal management system. Sales are attributed to a geographic theater based on the ordering location of the customer. Gross margin for each theater includes the amortization of purchased intangible assets and the employee share-based compensation expense related to that theater. The Company does not allocate research and development, sales and marketing, or general and administrative expenses to its geographic theaters in this internal management system because management does not use the information to measure the performance of the operating segments.

Summarized financial information by theater based on the Company’s internal management system, is as follows (in millions):

	Three Months Ended		Six Months Ended
	January 27, 2007	January 28, 2006	January 27, 2007	January 28, 2006
Net sales:
United States and Canada (1)	$4,556	$3,468	$9,283	$7,120
European Markets	1,841	1,533	3,444	2,901
Emerging Markets	890	620	1,642	1,156
Asia Pacific	847	720	1,602	1,355
Japan	305	287	652	646

Total	$8,439	$6,628	$16,623	$13,178

Gross margin:
United States and Canada	$2,857	$2,294	$5,823	$4,719
European Markets	1,196	1,051	2,261	1,991
Emerging Markets	582	437	1,080	814
Asia Pacific	543	482	1,007	895
Japan	210	202	450	457

Total	$5,388	$4,466	$10,621	$8,876

(1)

Net sales in the United States were $4.3 billion and $3.3 billion for the three months ended January 27, 2007 and January 28, 2006, respectively. Net sales in the United States were $8.8 billion and $6.7 billion for the six months ended January 27, 2007 and January 28, 2006, respectively.

The following table presents net sales for groups of similar products and services (in millions):

	Three Months Ended		Six Months Ended
	January 27, 2007	January 28, 2006	January 27, 2007	January 28, 2006
Net sales:
Routers	$1,674	$1,420	$3,269	$2,837
Switches	3,013	2,665	6,043	5,308
Advanced technologies	1,930	1,163	3,790	2,296
Other	482	289	937	587

Product	7,099	5,537	14,039	11,028
Service	1,340	1,091	2,584	2,150

Total	$8,439	$6,628	$16,623	$13,178

CISCO SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The Company refers to some of its products and technologies as advanced technologies. As of January 27, 2007, the Company had identified the following advanced technologies for particular focus: application networking services, home networking, hosted small-business systems, security, storage area networking, unified communications, video systems, and wireless technology. The Company continues to identify additional advanced technologies for focus and investment in the future, and the Company’s investments in some previously identified advanced technologies may be curtailed or eliminated depending on market developments. Beginning in the first quarter of fiscal 2007, sales of optical networking products, which were previously included in the advanced technologies product category, are included in the other product category, and prior period amounts have been reclassified in order to conform to the current period’s presentation.

The majority of the Company’s assets as of January 27, 2007 and July 29, 2006 were attributable to its U.S. operations. For the three and six months ended January 27, 2007 and January 28, 2006, no single customer accounted for 10% or more of the Company’s net sales.

Property and equipment information is based on the physical location of the assets. The following table presents property and equipment information for geographic areas (in millions):

	January 27, 2007	July 29, 2006
Property and equipment, net:
United States	$3,189	$3,082
International	350	358

Total	$3,539	$3,440

13. Net Income per Share

The following table presents the calculation of basic and diluted net income per share (in millions, except per-share amounts):

	Three Months Ended		Six Months Ended
	January 27, 2007	January 28, 2006	January 27, 2007	January 28, 2006
Net income	$1,921	$1,375	$3,529	$2,636

Weighted-average shares—basic	6,057	6,146	6,060	6,195
Effect of dilutive potential common shares	234	102	195	106

Weighted-average shares—diluted	6,291	6,248	6,255	6,301

Net income per share—basic	$0.32	$0.22	$0.58	$0.43

Net income per share—diluted	$0.31	$0.22	$0.56	$0.42

Antidilutive employee stock options	475	1,099	537	1,055

14. Pending Business Combinations

As of January 27, 2007, the Company announced a definitive agreement to acquire privately held IronPort Systems, Inc., a leading provider of messaging security appliances, focusing on enterprise spam and spyware protection. The aggregate announced purchase price for this acquisition is approximately $830 million in cash, stock, and stock options assumed. The acquisition is expected to close in the third quarter of fiscal 2007 and will be accounted for under the purchase method of accounting.

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

Overview

Our results for the second quarter and first six months of fiscal 2007 reflected increases in net sales, net income, and net income per share from the corresponding periods of fiscal 2006. In February 2006, we completed the acquisition of Scientific-Atlanta, a provider of set-top boxes, end-to-end video distribution networks, and video integration systems. With this acquisition, we have enhanced our video capabilities and this enables the convergence of data, voice and video technologies. We believe that video applications have the potential to provide accelerating momentum resulting in growth of both bandwidth and set-top boxes, and we believe Scientific-Atlanta may enable us to have further strategic business relationships with key service provider customers and to reach a broad range of consumers with our enhanced product line. The results for the second quarter and first six months of fiscal 2007 include Scientific-Atlanta’s contribution of $639 million and $1.2 billion in net sales, respectively. The results for the second quarter and first six months of fiscal 2006 do not include Scientific-Atlanta.

Revenue

During the second quarter and first six months of fiscal 2007, we continued to achieve a good balance in year-over-year revenue growth from our four largest geographic segments, our customer markets, and our product families. Revenue increased in all of our geographic theaters in the second quarter and first six months of fiscal 2007 compared to the corresponding periods of fiscal 2006. Sales of our advanced technologies, which comprise a larger percentage of our net product sales than routing, increased by approximately 66% and 65% during the second quarter and first six months of fiscal 2007, respectively, over the corresponding periods of fiscal 2006. The increase in sales of advanced technologies during the second quarter and first six months of fiscal 2007 was due in part to the acquisition of Scientific-Atlanta, which increased sales of advanced technologies by 43% and 42% during the respective periods, and also due to strength in sales of our unified communications, security, wireless, and storage products. In the second quarter of fiscal 2007, our routing and switching revenue increased by approximately 18% and 13%, respectively, over the second quarter of fiscal 2006, and by approximately 15% and 14%, respectively, in the first six months of fiscal 2007 compared to the first six months of fiscal 2006.

Operating Margin

For the second quarter and first six months of fiscal 2007, our gross margin percentage decreased compared to the corresponding periods of fiscal 2006. The decrease in gross margin percentage from the corresponding periods of fiscal 2006 was primarily related to the acquisition of Scientific-Atlanta, whose business model has a lower gross margin percentage than the Cisco model. Other factors contributing to the decrease in the gross margin percentage were sales discounts, rebates, product pricing, and sales mix. These factors were partially offset by lower manufacturing costs related to lower component costs and higher shipment volume. Operating expenses increased during the second quarter and first six months of fiscal 2007 compared to the corresponding periods of fiscal 2006 primarily due to expenses related to increased investments in sales and engineering headcount, but decreased as a percentage of revenue for both periods.

Other Financial Highlights

During the first six months of fiscal 2007, we generated cash flows from operations of $4.9 billion. Our cash and cash equivalents and investments were $20.7 billion at the end of the second quarter of fiscal 2007, compared with $17.8 billion at the end of fiscal 2006. We used $4.8 billion of cash to repurchase 187 million shares of our common stock during the first six months of fiscal 2007. Days sales outstanding in accounts receivable (DSO) at the end of the second quarter of fiscal 2007 improved to 31 days, compared to 38 days at the end of fiscal 2006. Our inventory balance was $1.6 billion at the end of the second quarter of fiscal 2007, compared to $1.4 billion at the end of fiscal 2006. Annualized inventory turns were 7.8 in the second quarter of fiscal 2007 as compared to 8.5 in the fourth quarter of fiscal 2006.

Focus Areas

During the first six months of fiscal 2007, we continued to focus particular attention on the commercial market segment; additional sales coverage; growing and expanding our advanced technologies; evolving our support model; and expanding our presence in the Emerging Markets theater. In addition to these areas, we expect to continue to focus on next-generation service provider network build-outs, strengthening our product offerings in the consumer market, and providing more comprehensive solutions to our customers as they employ Internet solutions. We believe that the network is becoming the platform for all forms of communications and information technology, and that the investments we have made and our architectural approach are creating growth opportunities for us as the role of the network expands. Indicative of the opportunities in our markets, we continue to encounter price-focused competition, including competitors from Asia, and in particular China.

We also have been focusing on expanding our service model. Compared to the corresponding periods in fiscal 2006, our net service revenue increased by approximately 23% and 20% during the second quarter and first six months of fiscal 2007, respectively, with service gross margins of 62.2% and 62.9% during the respective periods. Our service and support strategy seeks to capitalize on increased globalization, and we believe this, along with our architectural approach, has the potential to further differentiate us from competitors.

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

Contracts, Internet commerce agreements, and customer purchase orders are generally used to determine the existence of an arrangement. Shipping documents and customer acceptance, when applicable, are used to verify delivery. We assess whether the fee is fixed or determinable based on the payment terms associated with the transaction and whether the sales price is subject to refund or adjustment. We assess collectibility based primarily on the creditworthiness of the customer as determined by credit checks and analysis, as well as the customer’s payment history. When a sale involves multiple elements, such as sales of products that include services, the entire fee from the arrangement is allocated to each respective element based on its relative fair value and recognized when revenue recognition criteria for each element are met. The amount of product and service revenue recognized is impacted by our judgment as to whether an arrangement includes multiple elements and, if so, whether vendor-specific objective evidence of fair value exists. Changes to the elements in an arrangement and our ability to establish vendor-specific objective evidence for those elements could affect the timing of the revenue recognition. Our total deferred revenue for products was $1.8 billion and $1.6 billion as of January 27, 2007 and July 29, 2006, respectively. Technical support services revenue is deferred and recognized ratably over the period during which the services are to be performed, which is typically from one to three years. Advanced services revenue is recognized upon delivery or completion of performance. Our total deferred revenue for services was $4.2 billion and $4.1 billion as of January 27, 2007 and July 29, 2006, respectively.

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

Allowance for Doubtful Accounts and Sales Returns

Our accounts receivable balance, net of allowance for doubtful accounts, was $2.9 billion and $3.3 billion as of January 27, 2007 and July 29, 2006, respectively. The allowance for doubtful accounts was $169 million, or 5.5% of the gross accounts receivable balance, as of January 27, 2007, and $175 million, or 5.0% of the gross accounts receivable balance, as of July 29, 2006. The allowance is based on our assessment of the collectibility of customer accounts. We regularly review the allowance by considering factors such as historical experience, credit quality, age of the accounts receivable balances, and current economic conditions that may affect a customer’s ability to pay.

We had no provision for doubtful accounts for the first six months of fiscal 2007. Our provision for doubtful accounts was $10 million for the first six months of fiscal 2006. If a major customer’s creditworthiness deteriorates, or if actual defaults are higher than our historical experience, or if other circumstances arise, our estimates of the recoverability of amounts due to us could be overstated, and additional allowances could be required, which could have an adverse impact on our revenue.

A reserve for future sales returns is established based on historical trends in product return rates. The reserve for future sales returns as of January 27, 2007 and July 29, 2006 was $83 million and $80 million, respectively, and was recorded as a reduction of our accounts receivable. If the actual future returns were to deviate from the historical data on which the reserve had been established, our revenue could be adversely affected.

Inventory Valuation and Liability for Purchase Commitments with Contract Manufacturers and Suppliers

Our inventory balance was $1.6 billion and $1.4 billion as of January 27, 2007 and July 29, 2006, respectively. The valuation of inventory requires us to write down inventory based on excess and obsolete inventories determined primarily by future demand forecasts. Inventory write-downs are measured as the difference between the cost of the inventory and market based upon assumptions about future demand and are charged to the provision for inventory, which is a component of our cost of sales. At the point of the loss recognition, a new, lower cost basis for that inventory is established, and subsequent changes in facts and circumstances do not result in the restoration or increase in that newly established cost basis.

Our provision for inventory was $116 million and $70 million for the first six months of fiscal 2007 and 2006, respectively. If there were to be a sudden and significant decrease in demand for our products, or if there were a higher incidence of inventory obsolescence because of rapidly changing technology and customer requirements, we could be required to increase our inventory write-downs, and our gross margin could be adversely affected.

In addition, we record a liability for firm, noncancelable, and unconditional purchase commitments with contract manufacturers and suppliers for quantities in excess of our future demand forecasts consistent with the valuation of our inventory. As of January 27, 2007, the liability for these purchase commitments was $140 million, compared to $148 million as of July 29, 2006, and was included in other accrued liabilities. In the third quarter of fiscal 2006, we began the initial implementation of the lean manufacturing model. Lean manufacturing is an industry-standard model that seeks to drive efficiency and flexibility in manufacturing processes and in the broader supply chain. We expect that we will complete our implementation of the lean manufacturing model during fiscal 2008. Inventory management remains an area of focus as we balance the need to maintain strategic inventory levels to ensure competitive lead times with the risk of inventory obsolescence.

Warranty Costs

The liability for product warranties, included in other accrued liabilities, was $329 million as of January 27, 2007, compared to $309 million as of July 29, 2006. See Note 8 to the Consolidated Financial Statements. Our products are generally covered by a warranty for periods ranging from 90 days to five years, and for some products we provide a limited lifetime warranty. We accrue for warranty costs as part of our cost of sales based on associated material costs, technical support labor costs, and associated overhead. Material cost is estimated based primarily upon historical trends in the volume of product returns within the warranty period and the cost to repair or replace the equipment. Technical support labor cost is estimated based primarily upon historical trends in the rate of customer cases and the cost to support the customer cases within the warranty period. Overhead cost is applied based on estimated time to support warranty activities.

The provision for product warranties issued during the first six months of fiscal 2007 and 2006 was $242 million and $190 million, respectively. The increase in the provision for product warranties was due to higher warranty claims related to higher shipment volume of our products. If we experience an increase in warranty claims compared with our historical experience, or if the cost of servicing warranty claims is greater than the expectations on which the accrual has been based, our gross margin could be adversely affected.

Share-Based Compensation Expense

On July 31, 2005, we adopted SFAS 123(R) which requires the measurement and recognition of compensation expense for all share-based payment awards made to our employees and directors including employee stock options, employee stock purchases, and employee restricted stock and restricted stock units, based on estimated fair values. Share-based compensation expense recognized under SFAS 123(R) was as follows:

	Three Months Ended		Six Months Ended
	January 27, 2007	January 28, 2006	January 27, 2007	January 28, 2006
Employee share-based compensation expense	$247	$261	$472	$578
Share-based compensation expense related to acquisitions and investments	9	24	19	52

Total	$256	$285	$491	$630

See Note 10 to the Consolidated Financial Statements for additional information. Upon adoption of SFAS 123(R), we began estimating the value of employee stock options on the date of grant using a lattice-binomial model. Prior to the adoption of SFAS 123(R), the value of each employee stock option and employee stock purchase was estimated on the date of grant using the Black-Scholes model. The determination of fair value of share-based payment awards on the date of grant using an option-pricing model is affected by our stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, the expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviors. The use of a lattice-binomial model requires extensive actual employee exercise behavior data and a number of complex assumptions including expected volatility, risk-free interest rate, expected dividends, kurtosis, and skewness. The weighted-average assumptions, using the lattice-binomial model and the weighted-average estimated value of employee stock options are summarized as follows:

	Three Months Ended		Six Months Ended
	January 27, 2007	January 28, 2006	January 27, 2007	January 28, 2006
Weighted-average assumptions:
Expected volatility	24.5%	23.7%	25.8%	23.7%
Risk-free interest rate	4.6%	4.5%	4.6%	4.2%
Expected dividend	0.0%	0.0%	0.0%	0.0%
Kurtosis	4.6	4.2	4.5	4.3
Skewness	(0.80)	(0.60)	(0.80)	(0.60)

Weighted-average estimated value	$7.93	$5.05	$6.94	$5.01

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

Investment Impairments

Our publicly traded equity securities are reflected in the Consolidated Balance Sheets at a fair value of $1.1 billion as of January 27, 2007, compared to $712 million as of July 29, 2006. See Note 6 to the Consolidated Financial Statements. We recognize an impairment charge when the declines in the fair values of our publicly traded equity securities below their cost basis are judged to be other-than-temporary. The ultimate value realized on these equity securities, to the extent unhedged, is subject to market price volatility until they are sold. We consider various factors in determining whether we should recognize an impairment charge, including the length of time and extent to which the fair value has been less than our cost basis, the financial condition and near-term prospects of the investee, and our intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value. Our ongoing consideration of these factors could result in additional impairment charges in the future, which could adversely affect our net income. There were no impairment charges on investments in publicly held companies during the first six months of fiscal 2007 or fiscal 2006.

We also have investments in privately held companies, some of which are in the startup or development stages. As of January 27, 2007, our investments in privately held companies were $636 million, compared to $574 million as of July 29, 2006, and were included in other assets. See Note 4 to the Consolidated Financial Statements. We monitor these investments for impairment and make appropriate reductions in carrying values if we determine an impairment charge is required, based primarily on the financial condition and near-term prospects of these companies. These investments are inherently risky because the markets for the technologies or products these companies are developing are typically in the early stages and may never materialize. Our impairment charges on investments in privately held companies were $10 million and $4 million during the second quarter of fiscal 2007 and fiscal 2006, respectively, and were $14 million and $11 million during the first six months of fiscal 2007 and fiscal 2006, respectively.

Goodwill Impairments

Our methodology for allocating the purchase price relating to purchase acquisitions is determined through established valuation techniques. Goodwill is measured as the excess of the cost of acquisition over the sum of the amounts assigned to tangible and identifiable intangible assets acquired less liabilities assumed. We perform goodwill impairment tests on an annual basis and between annual tests in certain circumstances for each reporting unit. The goodwill recorded in the Consolidated Balance Sheets as of January 27, 2007 and July 29, 2006 was $9.3 billion and $9.2 billion, respectively. In response to changes in industry and market conditions, we could be required to strategically realign our resources and consider restructuring, disposing of, or otherwise exiting businesses, which could result in an impairment of goodwill. There was no impairment of goodwill in the first six months of fiscal 2007 or fiscal 2006.

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

Our effective tax rates differ from the statutory rate primarily due to acquisition-related costs, share-based compensation, R & D tax credits, state taxes, and the tax impact of foreign operations. The effective tax rate was 17.7% in the second quarter of fiscal 2007 and 21.8% for the first six months of fiscal 2007. The effective tax rate was 28.2% in the second quarter of fiscal 2006 and 28.3% for the first six months of fiscal 2006.

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

Net Sales

The following table presents the breakdown of net sales between product and service revenue (in millions, except percentages):

	Three Months Ended				Six Months Ended
	January 27, 2007	January 28, 2006	Variance in Dollars	Variance in Percent	January 27, 2007	January 28, 2006	Variance in Dollars	Variance in Percent
Net sales:
Product	$7,099	$5,537	$1,562	28.2%	$14,039	$11,028	$3,011	27.3%
Service	1,340	1,091	249	22.8%	2,584	2,150	434	20.2%

Total	$8,439	$6,628	$1,811	27.3%	$16,623	$13,178	$3,445	26.1%

Net sales, which include product and service revenue, for each theater are summarized in the following table (in millions, except percentages):

	Three Months Ended				Six Months Ended
	January 27, 2007	January 28, 2006	Variance in Dollars	Variance in Percent	January 27, 2007	January 28, 2006	Variance in Dollars	Variance in Percent
Net sales:
United States and Canada	$4,556	$3,468	$1,088	31.4%	$9,283	$7,120	$2,163	30.4%
Percentage of net sales	54.1%	52.3%			55.9%	54.0%
European Markets	1,841	1,533	308	20.1%	3,444	2,901	543	18.7%
Percentage of net sales	21.8%	23.1%			20.7%	22.0%
Emerging Markets	890	620	270	43.5%	1,642	1,156	486	42.0%
Percentage of net sales	10.5%	9.4%			9.9%	8.8%
Asia Pacific	847	720	127	17.6%	1,602	1,355	247	18.2%
Percentage of net sales	10.0%	10.9%			9.6%	10.3%
Japan	305	287	18	6.3%	652	646	6	0.9%
Percentage of net sales	3.6%	4.3%			3.9%	4.9%

Total	$8,439	$6,628	$1,811	27.3%	$16,623	$13,178	$3,445	26.1%

The increase in net product sales primarily occurred across our four largest geographic theaters, as we experienced increased information technology-related capital spending in our service provider, enterprise, commercial, and consumer markets. Our net product sales also benefited from our entry into new markets and development of adjacent product offerings, and the acquisition of Scientific-Atlanta. Scientific-Atlanta’s net product sales for each theater and service revenue are summarized in the following table (in millions):

	Three Months Ended		Six Months Ended
	January 27, 2007	January 28, 2006	January 27, 2007	January 28, 2006
Scientific - Atlanta
United States and Canada	$469	$—	$910	$—
European Markets	82	—	146	—
Emerging Markets	35	—	66	—
Asia Pacific	17	—	34	—
Japan	2	—	5	—

Total product sales	605	—	1,161	—
Service	34	—	62	—

Total	$639	$—	$1,223	$—

Net Product Sales by Theater

The following table presents the breakdown of net product sales by theater (in millions, except percentages):

	Three Months Ended				Six Months Ended
	January 27, 2007	January 28, 2006	Variance in Dollars	Variance in Percent	January 27, 2007	January 28, 2006	Variance in Dollars	Variance in Percent
Net product sales:
United States and Canada	$3,618	$2,707	$911	33.7%	$7,469	$5,614	$1,855	33.0%
Percentage of net product sales	51.0%	48.9%			53.3%	50.9%
European Markets	1,645	1,367	278	20.3%	3,062	2,569	493	19.2%
Percentage of net product sales	23.2%	24.7%			21.8%	23.3%
Emerging Markets	818	576	242	42.0%	1,509	1,073	436	40.6%
Percentage of net product sales	11.5%	10.4%			10.7%	9.7%
Asia Pacific	752	641	111	17.3%	1,423	1,208	215	17.8%
Percentage of net product sales	10.6%	11.6%			10.1%	11.0%
Japan	266	246	20	8.1%	576	564	12	2.1%
Percentage of net product sales	3.7%	4.4%			4.1%	5.1%

Total	$7,099	$5,537	$1,562	28.2%	$14,039	$11,028	$3,011	27.3%

United States and Canada

The increase in net product sales in the United States and Canada theater during the second quarter and first six months of fiscal 2007 compared to the corresponding periods in fiscal 2006 was due to an increase in net product sales in the service provider market, including CRS-1 sales, growth in the commercial market and the acquisition of Scientific-Atlanta. However, after experiencing strength in the first quarter of fiscal 2007, the enterprise market in the United States grew at a slower rate in the second quarter of fiscal 2007.

European Markets

The increase in net product sales in the European Markets theater during the second quarter and first six months of fiscal 2007 compared to the corresponding periods of fiscal 2006 was due to balanced improvement in net product sales across all of our customer markets throughout the European Markets theater. During the second quarter and the first six months of fiscal 2007, net product sales in two of the largest countries within the European Markets theater, the United Kingdom and Germany, increased from the corresponding periods in fiscal 2006.

Emerging Markets

Net product sales in the Emerging Markets theater increased during the second quarter and first six months of fiscal 2007 primarily as a result of continued product deployment by service providers and growth in the enterprise and commercial markets as customers continue to adopt our architectural platform, led by strength in the Middle East and Africa, Eastern Europe, and Russia and the Commonwealth of Independent States (CIS).

Asia Pacific

The increase in net product sales in the Asia Pacific theater during the second quarter and first six months of fiscal 2007 was attributable to growth in the commercial, enterprise, and service provider markets. Within the Asia Pacific theater, Australia and India had strong growth during the second quarter and the first six months of fiscal 2007, but China experienced slower growth in the second quarter of fiscal 2007 compared to the second quarter of fiscal 2006, after experiencing solid growth in the first quarter of fiscal 2007.

Japan

Net product sales in the Japan theater improved slightly in the second quarter and first six months of fiscal 2007 compared to the corresponding periods in fiscal 2006.

Net Product Sales by Groups of Similar Products

We classify our net product sales into four primary categories: routers, switches, advanced technologies, and other.

The following table presents net sales for groups of similar products (in millions, except percentages):

	Three Months Ended				Six Months Ended
	January 27, 2007	January 28, 2006	Variance in Dollars	Variance in Percent	January 27, 2007	January 28, 2006	Variance in Dollars	Variance in Percent
Net product sales:
Routers	$1,674	$1,420	$254	17.9%	$3,269	$2,837	$432	15.2%
Percentage of net product sales	23.6%	25.6%			23.3%	25.7%
Switches	3,013	2,665	348	13.1%	6,043	5,308	735	13.8%
Percentage of net product sales	42.4%	48.1%			43.0%	48.1%
Advanced technologies	1,930	1,163	767	66.0%	3,790	2,296	1,494	65.1%
Percentage of net product sales	27.2%	21.0%			27.0%	20.8%
Other	482	289	193	66.8%	937	587	350	59.6%
Percentage of net product sales	6.8%	5.3%			6.7%	5.4%

Total	$7,099	$5,537	$1,562	28.2%	$14,039	$11,028	$3,011	27.3%

Routers

The increase in net product sales related to routers in the second quarter and first six months of fiscal 2007 compared to the corresponding periods of fiscal 2006 was primarily due to higher sales of our high-end routers, with strength in our CRS-1 products. Our sales of high-end routers, which represent a larger proportion of our total router sales compared to midrange and low-end routers, increased by approximately $215 million and $410 million in the second quarter and first six months of fiscal 2007, respectively, compared to the corresponding periods of fiscal 2006. Our high-end router sales are primarily to service providers, which tend to make large and sporadic purchases. We believe that the increase in high-end router sales is attributable to service providers continuing to scale network capacity to accommodate actual and projected increases in video, voice, and data traffic.

Switches

The increase in net product sales related to switches in the second quarter and first six months of fiscal 2007 was due primarily to higher sales of local-area network (LAN) fixed-configuration switches, which increased during the second quarter and first six months of fiscal 2007 by approximately $270 million and $500 million, respectively, compared to the corresponding periods in fiscal 2006. Sales of LAN modular switches also increased during both periods compared to the corresponding periods in fiscal 2006. The increase in sales of LAN switches was a result of the continued adoption by our customers of new technologies, including Gigabit Ethernet and Power over Ethernet. This has resulted in higher sales of fixed switches, including the Cisco Catalyst 3560 Series and the Cisco Catalyst 3750 Series and our high-end modular switches, the Catalyst 6500 Series, as new technologies are deployed throughout the customers’ networks from the core to the wiring closet. Additionally, growth in advanced technologies such as unified communications and wireless LANs creates demand for LAN fixed and modular switching infrastructure as additional endpoints are added to the network.

Advanced Technologies

The increase in net product sales related to advanced technologies in the second quarter and first six months of fiscal 2007 compared to the corresponding periods in fiscal 2006 was due primarily to:

•

Increased sales of video systems, which include solutions and systems designed to enable video-specific systems, including both transmission and subscriber equipment, sold directly to service providers. Net product sales for video systems of approximately $430 million and $820 million during the second quarter and first six months of fiscal 2007, respectively, were related to Scientific-Atlanta.

•

Unified communications sales increased by approximately $105 million and $175 million during the second quarter and first six months of fiscal 2007 primarily due to sales of IP phones and associated software as our customers transitioned from an analog-based to an IP-based infrastructure.

•

Home networking product sales increased by approximately $80 million and $220 million during the second quarter and first six months of fiscal 2007, respectively, primarily due to the acquisition of Scientific-Atlanta which contributed approximately $75 million and $150 million of home networking product sales during the second quarter and first six months of fiscal 2007, respectively.

•

Sales of security products increased by approximately $55 million and $80 million during the second quarter and first six months of fiscal 2007, respectively, primarily due to module and line card sales related to our routers and LAN modular switches as customers continued to emphasize network security.

•

Sales of wireless LAN products increased by approximately $50 million and $120 million during the second quarter and first six months of fiscal 2007, respectively, primarily due to new customers and continued deployments with existing customers.

•	Sales of storage area networking products increased by approximately $35 million and $50 million during the second quarter and first six months of fiscal 2007, respectively.

•

Application networking services and hosted small-business systems, which were identified as advanced technologies in fiscal 2006, did not represent a significant amount of revenue for either the second quarter or first six months of fiscal 2007.

Other Product Revenue

The increase in other product revenue during the second quarter and first six months of fiscal 2007 compared to the respective periods of fiscal 2006 was due primarily to the inclusion of net product sales related to Scientific-Atlanta of approximately $100 million and $190 million during the second quarter and first six months of fiscal 2007, respectively. Optical networking products which increased by approximately $110 million and $190 million during the second quarter and first six months of fiscal 2007, respectively, compared to the respective periods of fiscal 2006, included approximately $55 million and $105 million of sales during the second quarter and first six months of fiscal 2007, respectively, related to Scientific-Atlanta. Our sales of optical networking products were previously included in our advanced technologies product category and prior period amounts have been reclassified to conform to the current period’s presentation. The increase in other product revenue was also due to the strength in sales of IP-based communications solutions to service providers.

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

Net product sales may also be adversely affected by fluctuations in demand for our products, especially with respect to Internet businesses and telecommunications service providers, price and product competition in the communications and information technology industry, introduction and market acceptance of new technologies and products, adoption of new networking standards, and financial difficulties experienced by our customers. We may, from time to time, experience manufacturing issues that create a delay in our suppliers’ ability to provide specific components, resulting in delayed shipments. To the extent that manufacturing issues and any related component shortages, including those caused by any possible disruption related to lean manufacturing, result in delayed shipments in the future, and particularly in periods when we and our suppliers are operating at higher levels of capacity, it is possible that revenue for a quarter could be adversely affected if such matters are not remediated within the same quarter. For additional factors that may impact net product sales, see “Part II, Item 1A. Risk Factors.”

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

Net Service Revenue

The increase in net service revenue during the second quarter and first six months of fiscal 2007 compared to the corresponding periods of fiscal 2006 was primarily due to increased technical support service contract initiations and renewals associated with higher product sales, which have resulted in a larger installed base of equipment being serviced, and revenue from advanced services, which relates to consulting support services for our technologies for specific networking needs.

Gross Margin

The following table presents the gross margin for products and services (in millions, except percentages):

	Three Months Ended				Six Months Ended
	Amount		Percentage		Amount		Percentage
	January 27, 2007	January 28, 2006	January 27, 2007	January 28, 2006	January 27, 2007	January 28, 2006	January 27, 2007	January 28, 2006
Gross margin:
Product	$4,555	$3,763	64.2%	68.0%	$8,996	$7,503	64.1%	68.0%
Service	833	703	62.2%	64.4%	1,625	1,373	62.9%	63.9%

Total	$5,388	$4,466	63.8%	67.4%	$10,621	$8,876	63.9%	67.4%

The following table presents the gross margin for each theater (in millions, except percentages):

	Three Months Ended				Six Months Ended
	Amount		Percentage		Amount		Percentage
	January 27, 2007	January 28, 2006	January 27, 2007	January 28, 2006	January 27, 2007	January 28, 2006	January 27, 2007	January 28, 2006
Gross margin:
United States and Canada	$2,857	$2,294	62.7%	66.1%	$5,823	$4,719	62.7%	66.3%
European Markets	1,196	1,051	65.0%	68.6%	2,261	1,991	65.7%	68.6%
Emerging Markets	582	437	65.4%	70.5%	1,080	814	65.8%	70.4%
Asia Pacific	543	482	64.1%	66.9%	1,007	895	62.9%	66.1%
Japan	210	202	68.9%	70.4%	450	457	69.0%	70.7%

Total	$5,388	$4,466	63.8%	67.4%	$10,621	$8,876	63.9%	67.4%

The decrease in gross margin percentage during the second quarter and first six months of fiscal 2007 compared to the corresponding periods of fiscal 2006 was primarily related to the acquisition of Scientific-Atlanta. The gross margin for the second quarter and first six months of fiscal 2006 does not include Scientific-Atlanta. The gross margin for each theater is derived from information from our internal management system. The gross margin percentage for a particular theater may fluctuate and period-to-period changes in such margin percentages may not be indicative of a trend for that theater.

Product Gross Margin

The decrease in product gross margin percentage during the second quarter of fiscal 2007 compared to the second quarter of fiscal 2006 was due to the following factors:

•

Changes in the mix of products sold decreased product gross margin percentage by 3.3%, with 2.7% of this decrease related to the inclusion of net product sales from Scientific-Atlanta and the remainder being due to sales of certain routing products.

•	Sales discounts, rebates, and product pricing decreased product gross margin percentage by 2.1%.

•

Lower overall manufacturing costs related to lower component costs, value engineering and other manufacturing-related costs increased product gross margin percentage by 0.8%. Value engineering is the process by which production costs are reduced through component redesign, board configuration, test processes, and transformation processes.

•	Higher shipment volume, net of certain variable costs, also increased product gross margin percentage by 0.8%.

The decrease in product gross margin percentage during the first six months of fiscal 2007 compared to the first six months of fiscal 2006 was due to the following factors:

•

Changes in the mix of products sold decreased product gross margin percentage by 3.3%, with 2.6% of this decrease related to the inclusion of net product sales from Scientific-Atlanta and the remainder being due to sales of certain switching and routing products.

•	Sales discounts, rebates, and product pricing decreased product gross margin percentage by 2.4%.

•	Lower overall manufacturing costs related to lower component costs, value engineering and other manufacturing-related costs increased product gross margin percentage by 0.9%.

•	Higher shipment volume, net of certain variable costs, increased product gross margin percentage by 0.9%.

Product gross margin also includes the amortization of purchased intangible assets and share-based compensation expense and recorded as other manufacturing-related costs.

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

Service Gross Margin

Our service gross margin percentage in the second quarter and first six months of fiscal 2007 decreased from the corresponding periods of fiscal 2006, primarily due to strategic investments in headcount as well as advanced services representing a higher proportion of service revenue in the second quarter and first six months of fiscal 2007 compared with the corresponding periods of fiscal 2006. Additionally, we have continued to invest in building out our technical support and advance services capabilities in the Emerging Markets theater.

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

Research and Development, Sales and Marketing, and General and Administrative Expenses

Research and development (R&D), sales and marketing, and general and administrative (G&A) expenses are summarized in the following table (in millions, except percentages):

	Three Months Ended				Six Months Ended
	January 27, 2007	January 28, 2006	Variance in Dollars	Variance in Percent	January 27, 2007	January 28, 2006	Variance in Dollars	Variance in Percent
Research and development	$1,094	$966	$128	13.3%	$2,177	$1,962	$215	11.0%
Percentage of net sales	13.0%	14.6%			13.1%	14.9%
Sales and marketing	1,726	1,431	295	20.6%	3,412	2,884	528	18.3%
Percentage of net sales	20.5%	21.6%			20.5%	21.9%
General and administrative	340	282	58	20.6%	704	560	144	25.7%
Percentage of net sales	4.0%	4.3%			4.2%	4.2%

Total	$3,160	$2,679	$481	18.0%	$6,293	$5,406	$887	16.4%

Percentage of net sales	37.4%	40.4%			37.9%	41.0%

R&D Expenses

R&D expenses increased for the second quarter and first six months of fiscal 2007 compared to the corresponding periods of fiscal 2006 primarily due to the acquisition of Scientific-Atlanta, which contributed $55 million and $113 million, respectively, of additional R&D expenses. The increase in both periods was also due to higher headcount-related expenses reflecting our continued investment in R&D efforts in routers, switches, advanced technologies and other product technologies. R&D expenses included the effect of employee share-based compensation expense which decreased by $16 million and $45 million compared to the second quarter and first six months of fiscal 2006, respectively. We have also continued to purchase or license technology in order to bring a broad range of products to market in a timely fashion. If we believe that we are unable to enter a particular market in a timely manner with internally developed products, we may license technology from other businesses or acquire businesses as an alternative to internal R&D. All of our R&D costs have been expensed as incurred.

Sales and Marketing Expenses

Sales and marketing expenses for the second quarter and first six months of fiscal 2007 increased compared to the corresponding periods of fiscal 2006 primarily due to an increase in sales expenses of approximately $230 million and $430 million, respectively. Sales expenses increased primarily due to an increase in headcount-related expenses. The acquisition of Scientific-Atlanta added $21 million of sales expenses and $14 million of marketing expenses during the second quarter of fiscal 2007, and $40 million of sales expenses and $28 million of marketing expenses during the first six months of fiscal 2007. Sales and marketing expenses for the second quarter and first six months of fiscal 2007 included the effect of employee share-based compensation expense which decreased by $7 million and $40 million, respectively, compared to the corresponding periods of fiscal 2006.

G&A Expenses

G&A expenses for the second quarter of fiscal 2007 increased compared to the second quarter of fiscal 2006 primarily due to the acquisition of Scientific-Atlanta, which contributed $25 million of G&A expenses during the period. G&A expenses for the first six months of fiscal 2007 increased compared to the first six months of fiscal 2006 primarily due to approximately $60 million of real-estate related charges and Scientific-Atlanta contributed $48 million of G&A expenses.

Headcount

Our headcount increased by 4,637 employees during the first six months of fiscal 2007, reflecting the investment in sales and R&D described above and also reflecting increases in investments in our service business and our Juarez manufacturing facility. Our headcount is expected to increase, as we continue to focus on the commercial market segment; additional sales coverage; growing and expanding our advanced technologies; our evolving support model; expanding our presence in the Emerging Markets theater; next-generation service provider network build-outs; strengthening our product offerings in the consumer market; and providing more comprehensive solutions to our customers as they employ Internet solutions. As a result, if we do not achieve the benefits anticipated from these investments, our operating results may be adversely affected.

Employee Share-Based Compensation Expense

Employee share-based compensation expense under SFAS 123(R) was as follows (in millions):

	Three Months Ended		Six Months Ended
	January 27, 2007	January 28, 2006	January 27, 2007	January 28, 2006
Cost of sales—product	$12	$11	$23	$30
Cost of sales—service	30	28	54	62

Employee share-based compensation expense in cost of sales	42	39	77	92

Research and development	74	90	148	193
Sales and marketing	99	106	193	233
General and administrative	32	26	54	60

Employee share-based compensation expense in operating expenses	205	222	395	486

Total employee share-based compensation expense	$247	$261	$472	$578

Share-based compensation expense included compensation expense for share-based payment awards granted prior to, but not yet vested, as of July 30, 2005 based on the grant date fair value using the Black-Scholes model, and compensation expense for share-based payment awards granted subsequent to July 30, 2005 based on the grant date fair value using the lattice-binomial model. In conjunction with the adoption of SFAS 123(R), we changed our method of attributing the value of share-based compensation to expense from the accelerated multiple-option approach to the straight-line single-option method. Compensation expense for all share-based payment awards granted on or prior to July 30, 2005 is recognized using the accelerated multiple-option approach while compensation expense for all share-based payment awards granted subsequent to July 30, 2005 is recognized using the straight-line single-option method. The decrease in employee share-based compensation expense during the second quarter and first six months of fiscal 2007 compared to the corresponding periods of fiscal 2006 was consistent with the change in the attribution method upon the adoption of SFAS 123(R).

Amortization of Purchased Intangible Assets and In-Process Research and Development

The following table presents the amortization of purchased intangible assets and in-process research and development (in millions):

	Three Months Ended		Six Months Ended
	January 27, 2007	January 28, 2006	January 27, 2007	January 28, 2006
Amortization of purchased intangible assets included in operating expenses	$96	$56	$201	$115
In-process research and development	$2	$—	$6	$2

The increase in amortization of purchased intangible assets over the corresponding periods of fiscal 2006 was primarily due to the acquisition of Scientific-Atlanta. For additional information regarding purchased intangibles, see Note 3 to the Consolidated Financial Statements. Our methodology for allocating the purchase price, relating to purchase acquisitions, to in-process R&D is determined through established valuation techniques. See Note 3 to the Consolidated Financial Statements for additional information regarding the acquisitions completed in the first six months of fiscal 2007 and the in-process R&D recorded for these acquisitions. In-process R&D was expensed upon acquisition because technological feasibility had not been established and no future alternative uses existed.

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

The following table summarizes the key assumptions underlying the valuation for our purchase acquisitions completed in the first six months of fiscal 2007 for which in-process R&D was recorded (in millions, except percentages):

	In-Process R&D Expense	Estimated Cost to Complete Technology at Time of Acquisition	Risk-Adjusted Discount Rate for In-Process R&D
Arroyo Video Solutions, Inc.	$3	$5	30.0%
Other	3	1	36.0%

Total	$6	$6

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

Interest Income, Net

The components of interest income, net, are as follows (in millions):

	Three Months Ended		Six Months Ended
	January 27, 2007	January 28, 2006	January 27, 2007	January 28, 2006
Interest income	$267	$168	$518	$322
Interest expense	(95)	—	(189)	—

Total	$172	$168	$329	$322

The increase in interest income during the second quarter and first six months of fiscal 2007 compared to the corresponding periods of fiscal 2006 was primarily due to higher average interest rates on our portfolio of cash and cash equivalents and fixed income securities, and higher average balances. The interest expense was attributable to the issuance of $6.5 billion in senior unsecured notes in February 2006, and includes the effect of $6.0 billion of interest rate swaps. The effect of the interest rate swaps is to convert fixed-rate interest expense to floating-rate interest expense based on LIBOR.

Other Income, Net

The components of other income, net, are as follows (in millions):

	Three Months Ended		Six Months Ended
	January 27, 2007	January 28, 2006	January 27, 2007	January 28, 2006
Net gains (losses) on investments in fixed income and publicly traded equity securities	$61	$(4)	$127	$(14)
Net (losses) gains on investments in privately held companies	—	40	(14)	46
Impairment charges on investments in privately held companies	(10)	(4)	(14)	(11)

Net gains and impairment charges on investments	51	32	99	21
Other	(18)	(15)	(38)	(21)

Total	$33	$17	$61	$—

The other expenses consisted primarily of contributions of publicly traded equity securities and products to charitable organizations.

Provision for Income Taxes

The effective tax rate was 17.7% for the second quarter of fiscal 2007, compared to 28.2% for the second quarter of fiscal 2006, and 21.8% for the first six months of fiscal 2007, compared to 28.3% for the first six months of fiscal 2006.

In the second quarter of fiscal 2007, the Tax Relief and Health Care Act of 2006 reinstated the U.S. federal R&D tax credit, retroactive to January 1, 2006. The tax provision rates for the second quarter and the first six months of fiscal 2007 included a $120 million tax benefit relating to the reinstatement of the U.S. federal R&D tax credit, including $60 million related to fiscal 2006 R&D expenses and $30 million related to the first quarter of fiscal 2007 R&D expenses. The decrease in the effective rate also reflects a benefit from an increase in foreign income taxed at other than U.S. rates. The effective tax rate differs from the statutory rate primarily due to acquisition-related costs, share-based compensation, R&D tax credits, state taxes, and the tax impact of foreign operations.

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

Recent Accounting Pronouncements

In July 2006, the FASB issued Financial Interpretation No. 48, “Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109” (“FIN 48”), which is a change in accounting for income taxes. FIN 48 specifies how tax benefits for uncertain tax positions are to be recognized, measured, and derecognized in financial statements; requires certain disclosures of uncertain tax matters; specifies how reserves for uncertain tax positions should be classified on the balance sheet; and provides transition and interim-period guidance, among other provisions. FIN 48 is effective for fiscal years beginning after December 15, 2006 and as a result, is effective for us in the first quarter of fiscal 2008. We are currently evaluating the impact of FIN 48 on our Consolidated Financial Statements.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108 (“SAB 108”), “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB 108 provides interpretative guidance on the process of quantifying financial statement misstatements and is effective for fiscal years ending after November 15, 2006. We applied the provisions of SAB 108 beginning in the first quarter of fiscal 2007 and there was no impact to the Consolidated Financial Statements.

Liquidity and Capital Resources

The following sections discuss the effects of changes in our balance sheet and cash flows, contractual obligations, other commitments, and the stock repurchase program on our liquidity and capital resources.

Balance Sheet and Cash Flows

Cash and Cash Equivalents and Investments

The following table summarizes our cash and cash equivalents and investments (in millions):

	January 27, 2007	July 29, 2006	Increase (Decrease)
Cash and cash equivalents	$2,434	$3,297	$(863)
Fixed income securities	17,194	13,805	3,389
Publicly traded equity securities	1,053	712	341

Total	$20,681	$17,814	$2,867

The increase in cash and cash equivalents and investments was primarily a result of cash provided by operating activities of $4.9 billion, cash provided by the issuance of common stock of $2.8 billion related to employee stock option exercises and employee stock purchases, and excess tax benefits from share-based compensation of $428 million, partially offset by cash used for the repurchase of common stock of $4.8 billion and capital expenditures of $548 million.

As of January 27, 2007, approximately $5.5 billion of our cash and cash equivalents and investments was held in the United States. The remainder of our cash and cash equivalents and investments was held outside of the United States in various foreign subsidiaries. If these cash and cash equivalents and investments were distributed to the United States in the form of dividends or otherwise, we would be subject to additional U.S. income taxes (subject to an adjustment for foreign tax credits) and foreign withholding taxes.

We expect that cash provided by operating activities may fluctuate in future periods as a result of a number of factors, including fluctuations in our operating results, shipment linearity, accounts receivable collections, inventory management, excess tax benefits from share-based compensation, and the timing and amount of tax and other payments. For additional discussion, see “Part II, Item 1A. Risk Factors” below.

Accounts Receivable, Net

The following table summarizes our accounts receivable, net (in millions, except DSO):

	January 27, 2007	July 29, 2006	Increase (Decrease)
Accounts receivable, net	$2,908	$3,303	$(395)
DSO	31	38	(7)

The decrease in DSO was a result of improved shipment linearity. The rate at which products are shipped during a quarter, which we refer to as shipment linearity, and the rate at which we collect payments, affect our DSO.

Inventories

The following table summarizes our inventories (in millions, except annualized inventory turns):

	January 27, 2007	July 29, 2006	Increase (Decrease)
Raw materials	$178	$131	$47
Work in process	440	377	63
Finished goods:
Distributor inventory and deferred cost of sales	456	423	33
Manufacturing finished goods	339	236	103

Total finished goods	795	659	136
Service-related spares	193	170	23
Demonstration systems	36	34	2

Total	$1,642	$1,371	$271

Annualized inventory turns	7.8	8.5	(0.7)

Inventories increased as a result of increased sales, our expectations of higher shipments at the beginning of the third quarter, and an increase in raw materials related to Scientific-Atlanta. Our finished goods consist of distributor inventory and deferred cost of sales and manufacturing finished goods. Distributor inventory and deferred cost of sales are related to unrecognized revenue on shipments to distributors and retail partners and shipments to enterprise and service provider customers. Manufacturing finished goods consist primarily of build-to-order and build-to-stock products. Service-related spares consist of reusable equipment related to our technical support and warranty activities. All inventories are accounted for at the lower of cost or market.

In the third quarter of fiscal 2006, we began the initial implementation of the lean manufacturing model. Over time, consistent with what we have experienced thus far, we expect this process will result in incremental increases in purchase commitments with contract manufacturers and suppliers and corresponding increases in inventory turns. We expect that we will complete our implementation of the lean manufacturing model during fiscal 2008. Inventory management remains an area of focus as we balance the need to maintain strategic inventory levels to ensure competitive lead times with the risk of inventory obsolescence because of rapidly changing technology and customer requirements. We believe the amount of our inventory is appropriate for our revenue levels.

Long-Term Debt

The following table summarizes our long-term debt (in millions):

	January 27, 2007	July 29, 2006	Increase (Decrease)
Senior notes:
Floating-rate notes, due 2009	$500	$500	$—
5.25% fixed-rate notes, due 2011	3,000	3,000	—
5.50% fixed-rate notes, due 2016	3,000	3,000	—

Total senior notes	6,500	6,500	—

Other notes	5	5	—
Unamortized discount	(17)	(18)	1
Fair value adjustment	(72)	(155)	83

Total	$6,416	$6,332	$84

In February 2006, we issued $500 million of senior floating interest rate notes due 2009 (the “2009 Notes”), $3.0 billion of 5.25% senior notes due 2011 (the “2011 Notes”) and $3.0 billion of 5.50% senior notes due 2016 (the “2016 Notes”), for an aggregate principal amount of $6.5 billion. The debt issuance was used to fund the acquisition of Scientific-Atlanta and for general corporate purposes. The 2011 Notes and the 2016 Notes are redeemable by us at any time, subject to a make-whole premium. To achieve our interest rate objectives, we entered into $6.0 billion notional amount of interest rate swaps. In effect, these swaps convert the fixed interest rates of the 2011 Notes and the 2016 Notes to floating interest rates based on LIBOR. Gains and losses in the fair value of the interest rate swaps offset changes in the fair value of the underlying debt. See Note 8 to the Consolidated Financial Statements. We were in compliance with all debt covenants as of January 27, 2007.

Deferred Revenue

The following table presents the breakdown of deferred revenue (in millions):

	January 27, 2007	July 29, 2006	Increase (Decrease)
Service	$4,229	$4,088	$141
Product	1,832	1,561	271

Total	$6,061	$5,649	$412

Reported as:
Current	$4,718	$4,408	$310
Noncurrent	1,343	1,241	102

Total	$6,061	$5,649	$412

The increase in deferred service revenue reflects a seasonal increase in the volume of technical support contract initiations and renewals partially offset by ongoing amortization of deferred service revenue. The increase in deferred product revenue was related to shipments not having met revenue recognition criteria and the timing of cash receipts related to unrecognized revenue from two-tier distributors.

Contractual Obligations

Operating Leases

We lease office space in several U.S. locations. Outside the United States, larger sites include Australia, Belgium, Canada, China, France, Germany, India, Italy, Japan, and the United Kingdom. The future minimum lease payments under all our noncancelable operating leases with an initial term in excess of one year as of January 27, 2007 were $1.4 billion. For additional information see Note 8 to the Consolidated Financial Statements.

Purchase Commitments with Contract Manufacturers and Suppliers

We purchase components from a variety of suppliers and use several contract manufacturers to provide manufacturing services for our products. During the normal course of business, in order to manage manufacturing lead times and help ensure adequate component supply, we enter into agreements with contract manufacturers and suppliers that either allow them to procure inventory based upon criteria as defined by us or that establish the parameters defining our requirements. In certain instances, these agreements allow us the option to cancel, reschedule, and adjust our requirements based on our business needs prior to firm orders being placed. Consequently, only a portion of our reported purchase commitments arising from these agreements are firm, noncancelable, and unconditional commitments. The purchase commitments for inventory are expected to be fulfilled within one year. As of January 27, 2007, we had total purchase commitments for inventory of $2.5 billion, compared to $2.0 billion as of July 29, 2006. The increase in purchase commitments is due to increased volume, including the impact of lean manufacturing as well as longer lead times of certain components for targeted high-demand products.

In addition to the above, we record a liability for firm, noncancelable, and unconditional purchase commitments for quantities in excess of our future demand forecasts consistent with the valuation of our inventory. As of January 27, 2007, the liability for these purchase commitments was $140 million, compared to $148 million as of July 29, 2006 and was included in other accrued liabilities in our Consolidated Balance Sheets.

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

Other Commitments

We have entered into an agreement to invest approximately $800 million in venture funds managed by SOFTBANK that are required to be funded on demand. The total commitment is to be invested in venture funds and as senior debt with entities as directed by SOFTBANK. Our commitment to fund the senior debt is contingent upon the achievement of certain agreed-upon milestones. As of January 27, 2007, we had invested $606 million in the venture funds pursuant to the commitment, compared to $523 million as of July 29, 2006. In addition, as of January 27, 2007 and July 29, 2006, we had invested $49 million in the senior debt pursuant to the commitment, all of which has been repaid.

We also have certain other funding commitments related to our privately held investments that are based on the achievement of certain agreed-upon milestones. The funding commitments were approximately $23 million as of January 27, 2007, compared to approximately $34 million as of July 29, 2006.

Off-Balance Sheet Arrangements

We consider our investments in unconsolidated variable interest entities to be off-balance sheet arrangements. In the ordinary course of business, we have investments in privately held companies and provide financing to certain customers through our wholly owned subsidiaries, which may be considered to be variable interest entities. We have evaluated our investments in these privately held companies and customer financings and have determined that there were no significant unconsolidated variable interest entities as of January 27, 2007.

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

Stock Repurchase Program

In September 2001, our Board of Directors authorized a stock repurchase program. As of January 27, 2007, our Board of Directors had authorized an aggregate repurchase of up to $47 billion of common stock under this program. The stock repurchase activity under the stock repurchase program during the first six months of fiscal 2007 is summarized as follows (in millions, except per-share amounts):

	Shares Repurchased	Price per Share	Remaining Amount Authorized
Balance at July 29, 2006	1,931	$18.36	$4,552
Additional authorization on November 15, 2006	—	—	7,000
Repurchase of common stock	187	25.55	(4,781)

Balance at January 27, 2007	2,118	$19.00	$6,771

The purchase price for the shares of our common stock repurchased was reflected as a reduction to shareholders’ equity. In accordance with Accounting Principles Board Opinion No. 6, “Status of Accounting Research Bulletins,” we are required to allocate the purchase price of the repurchased shares as (i) a reduction to retained earnings until retained earnings are zero and then as an increase to accumulated deficit and (ii) a reduction of common stock and additional paid-in capital. Issuance of common stock and the tax benefit related to employee stock incentive plans are recorded as an increase to common stock and additional paid-in capital. As a result of future repurchases, we may continue to report an accumulated deficit included in shareholders’ equity in our Consolidated Balance Sheets. Our accumulated deficit as of January 27, 2007 is a result of the accounting effect of stock repurchases and is not reflective of our financial performance or our liquidity.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Investments

We maintain an investment portfolio of various holdings, types, and maturities. See Note 6 to the Consolidated Financial Statements. As of January 27, 2007, these securities are classified as available-for-sale and consequently are recorded in the Consolidated Balance Sheets at fair value with unrealized gains or losses, to the extent unhedged, reported as a separate component of accumulated other comprehensive income, net of tax.

Fixed Income Securities

At any time, a sharp rise in interest rates could have a material adverse impact on the fair value of our fixed income investment portfolio. Conversely, declines in interest rates could have a material adverse impact on interest income for our investment portfolio. Our fixed income instruments are not leveraged as of January 27, 2007, and are held for purposes other than trading.

Publicly Traded Equity Securities

The values of our equity investments in several publicly traded companies are subject to market price volatility. The following tables present the hypothetical fair values of publicly traded equity securities as a result of selected potential decreases and increases in the price of each equity security in the portfolio, excluding hedged equity securities. Potential fluctuations in the price of each equity security in the portfolio of plus or minus 10%, 20%, and 30% were selected based on potential near-term changes in those security prices. The hypothetical fair values as of January 27, 2007 are as follows (in millions):

	Valuation of Securities Given an X% Decrease in Each Stock’s Price			Fair Value As of January 27, 2007	Valuation of Securities Given an X% Increase in Each Stock’s Price
	(30%)	(20%)	(10%)		10%	20%	30%
Publicly traded equity securities	$597	$682	$768	$853	$938	$1,024	$1,109

Our equity portfolio consists of securities with characteristics that most closely match the Standard & Poor’s 500 Index or NASDAQ Composite Index. These equity securities are held for purposes other than trading. There were no impairment charges on publicly traded equity securities during the first six months of fiscal 2007 or fiscal 2006.

Investments in Privately Held Companies

We have invested in privately held companies, some of which are in the startup or development stages. These investments are inherently risky because the markets for the technologies or products these companies are developing are typically in the early stages and may never materialize. We could lose our entire initial investment in these companies. These investments are primarily carried at cost, which as of January 27, 2007 was $636 million, compared with $574 million at July 29, 2006, and are recorded in other assets in the Consolidated Balance Sheets. Our impairment charges on investments in privately held companies were not material.

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

Derivative Instruments

Foreign Currency Derivatives

Our foreign exchange forward and option contracts are summarized as follows (in millions):

	January 27, 2007		July 29, 2006
	Notional Amount	Fair Value	Notional Amount	Fair Value
Forward contracts:
Purchased	$1,363	$1	$1,376	$(2)
Sold	$534	$(7)	$554	$(3)
Option contracts:
Purchased	$390	$18	$591	$20
Sold	$362	$(1)	$573	$(2)

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

Approximately 75% of our operating expenses are U.S.-dollar denominated. To reduce variability in operating expenses caused by the remaining non-U.S.-dollar denominated operating expenses, we periodically hedge certain foreign currency forecasted transactions with currency options and forward contracts with maturities up to 18 months. These hedging programs are not designed to provide foreign currency protection over longer time horizons. In designing a specific hedging approach, we consider several factors, including offsetting exposures, significance of exposures, costs associated with entering into a particular hedge instrument, and potential effectiveness of the hedge. The gains and losses on foreign exchange contracts mitigate the variability in operating expenses associated with currency movements. Primarily because of our limited currency exposure to date, the effect of foreign currency fluctuations has not been material to our Consolidated Financial Statements. The effect of foreign currency fluctuations, net of hedging, increased total research and development, sales and marketing, and general and administrative expenses by approximately 1.5% and 1.0% in the second quarter and first six months of fiscal 2007, respectively, compared with the second quarter and first six months of fiscal 2006. The impact of foreign currency fluctuations on sales has not been material because our sales are primarily denominated in U.S. dollars.

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

Interest Rate Derivatives

Our interest rate derivatives are summarized as follows (in millions):

	January 27, 2007		July 29, 2006
	Notional amount	Fair value	Notional amount	Fair value
Interest rate derivatives:
Interest rate swaps—investments	$1,000	$35	$1,000	$45
Interest rate swaps—long-term debt	$6,000	$(72)	$6,000	$(155)

Our primary objective for holding fixed income securities is to achieve an appropriate investment return consistent with preserving principal and managing risk. To realize these objectives, we may utilize interest rate swaps or other derivatives designated as fair value or cash flow hedges. We have entered into $1.0 billion of interest rate swaps designated as fair value hedges of our investment portfolio. Under these interest rate swap contracts, we make fixed-rate interest payments and receive interest payments based on LIBOR. The effect of these swaps is to convert fixed-rate returns to floating-rate returns based on LIBOR for a portion of our fixed income portfolio. The gains and losses related to changes in the value of the interest rate swaps are included in other income, net, in the Consolidated Statements of Operations and offset the changes in fair value of the underlying hedged investment. The fair values of the interest rate swaps designated as hedges of our investments were reflected in prepaid expenses and other current assets in the Consolidated Balance Sheets.

In conjunction with our issuance of fixed-rate senior notes in February 2006, we entered into $6.0 billion of interest rate swaps designated as fair value hedges of our fixed-rate debt. Under these interest rate swap contracts, we receive fixed-rate interest payments and make interest payments based on LIBOR. The effect of these swaps is to convert fixed-rate interest expense to floating-rate interest expense based on LIBOR. The gains and losses related to changes in the value of the interest rate swaps are included in other income, net, in the Consolidated Statements of Operations and offset the changes in fair value of the underlying debt. The fair values of the interest rate swaps designated as hedges of our debt were reflected in other long-term liabilities in the Consolidated Balance Sheets.

Equity Derivatives

Our equity derivatives are summarized as follows (in millions):

	January 27, 2007		July 29, 2006
	Notional Amount	Fair Value	Notional Amount	Fair Value
Equity derivatives:
Forward sale and option agreements	$244	$39	$164	$93

We maintain a portfolio of publicly traded equity securities which are subject to price risk. We may hold equity securities for strategic purposes or to diversify our overall investment portfolio. To manage our exposure to changes in the fair value of certain equity securities, we may, from time to time, enter into equity derivative contracts. As of January 27, 2007, we have entered into forward sale and option agreements on certain publicly traded equity securities designated as fair value hedges. The gains and losses due to changes in the value of the hedging instruments are included in other income, net, in the Consolidated Statements of Operations and offset the change in the fair value of the underlying hedged investment. The fair values of the equity derivatives were reflected in prepaid expenses and other current assets and other accrued liabilities in the Consolidated Balance Sheets.

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

Changes in internal control over financial reporting. There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our second quarter of fiscal 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Beginning on April 20, 2001, a number of purported shareholder class action lawsuits were filed in the United States District Court for the Northern District of California against us and certain of our officers and directors. The lawsuits were consolidated, and the consolidated action was purportedly brought on behalf of those who purchased our publicly traded securities during an alleged class period of November 10, 1999 through February 6, 2001. On August 18, 2006, we announced an agreement to resolve the litigation. Pursuant to that agreement, liability insurers paid $91.75 million to the plaintiffs in resolution of all claims against us and our officers and directors. The settlement was approved by the Court on December 5, 2006. Plaintiffs had alleged that defendants made false and misleading statements, purported to assert claims for violations of the federal securities laws, and sought unspecified compensatory damages and other relief. We and the individual defendants continue to deny all allegations in the lawsuit.

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

We and other defendants are subject to patent claims asserted by QPSX Developments 5 Pty Ltd (now known as Ipernica Ltd) against us and such other defendants on June 21, 2005 in the United States District Court for the Eastern District of Texas. QPSX alleges that various Cisco switches and routers infringe United States Patent No. 5,689,499 and seeks damages and injunctive relief. Trial is scheduled to begin in April 2007. We believe that we have strong arguments at trial with respect to both non-infringement and invalidity, and believe that damages are not likely to be material. However, due to the uncertainty surrounding the litigation process, we are unable to reasonably estimate the ultimate outcome of this litigation at this time.

We and other defendants are also subject to patent claims asserted by Telcordia Technologies, Inc. against us and such other defendants on July 16, 2004 in the Federal District Court for the District of Delaware. Telcordia alleges that various Cisco routers, switches and optical products infringe United States Patent Nos. 4,893,306, 4,835,763 and Re 36,633, and seeks damages and injunctive relief. Based on the Court’s claim construction order, Telcordia has agreed that we do not infringe Patent No. 4,893,306 but has reserved its right to appeal the Court’s decision. Trial on the remaining claims is scheduled to begin in April 2007. We believe that we have strong arguments at trial with respect to both non-infringement and invalidity, and believe that damages are not likely to be material. However, due to the uncertainty surrounding the litigation process, we are unable to reasonably estimate the ultimate outcome of this litigation at this time.

In September 2005, Scientific-Atlanta, Inc. (which subsequently was acquired by us) and another plaintiff filed a declaratory judgment action against Forgent Networks in the United States District Court for the Eastern District of Texas after Forgent sued various Scientific-Atlanta customers. In the action, Scientific-Atlanta asserted that its products did not infringe Forgent’s United States Patent No. 6,285,746 and that the patent was invalid. On October 20, 2005, Forgent responded to the complaint by alleging that various Scientific-Atlanta digital video recorders infringe the patent and by seeking damages and injunctive relief. Subsequent to that, another declaratory judgment plaintiff moved to intervene and the cases have been combined. Trial is scheduled to begin in May 2007. We believe that we have strong arguments at trial with respect to both non-infringement and invalidity, and believe that damages are not likely to be material. However, due to the uncertainty surrounding the litigation process, we are unable to reasonably estimate the ultimate outcome of this litigation at this time.

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

Our operating results may be adversely affected by unfavorable economic and market conditions and the uncertain geopolitical environment

Economic conditions worldwide have from time to time contributed to slowdowns in the communications and networking industries at large, as well as to specific segments and markets in which we operate, resulting in:

•

Reduced demand for our products as a result of continued constraints on information technology-related capital spending by our customers, particularly service providers, and other customer markets as well

•	Increased price competition for our products, not only from our competitors but also as a consequence of customers disposing of unutilized products

•	Risk of excess and obsolete inventories

•	Excess facilities and manufacturing capacity

•	Higher overhead costs as a percentage of revenue and higher interest expense

Recent turmoil in the geopolitical environment in many parts of the world, including terrorist activities and military actions, particularly the continuing tension in and surrounding Iraq, and changes in energy costs may continue to put pressure on global economic conditions. Our operating results in one or more segments may also be affected by changing economic conditions particularly germane to that segment or to particular customer markets within that segment. If global economic and market conditions, or economic conditions in the United States or other key markets, deteriorate, we may experience material impacts on our business, operating results, and financial condition.

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

Manufacturing capacity and component supply constraints, including those caused by any possible disruption related to our implementation of lean manufacturing, could be significant issues for us. We purchase components from a variety of suppliers and use several contract manufacturers to provide manufacturing services for our products. During the normal course of business, in order to improve manufacturing lead-time performance and to help ensure adequate component supply, we enter into agreements with contract manufacturers and suppliers that either allow them to procure inventory based upon criteria as defined by us or that establish the parameters defining our requirements. In certain instances, these agreements allow us the option to cancel, reschedule, and adjust our requirements based on our business needs prior to firm orders being placed. If we fail to anticipate customer demand properly, an oversupply of parts could result in excess or obsolete components that could adversely affect our gross margins. For additional information regarding our purchase commitments, see Note 8 to the Consolidated Financial Statements.

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

Our competitors include 3Com; Alcatel-Lucent; Avaya; Avici Systems; Brocade Communications Systems, Inc.; Check Point Software Technologies; Ciena; D-Link Corporation; Dell; Enterasys Networks; Extreme Networks; F5 Networks, Inc.; Force10 Networks, Inc.; Foundry Networks; Fujitsu; Hewlett-Packard Company; Huawei Technologies; Juniper Networks; Motorola, Inc.; NETGEAR, Inc.; Nokia; Nortel Networks; Siemens AG; and Sycamore Networks; among others.

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

We are increasing our investment in engineering, sales, and manufacturing activities and these investments may achieve delayed, or lower than expected, benefits which could harm our operating results

We intend to continue to add personnel and other resources to our engineering, sales and manufacturing functions as we focus on developing emerging technologies, the next wave of advanced technologies, growing the commercial market segment, capitalizing on our emerging market opportunities, enhancing our evolving support model and increasing our market share gains. We are likely to recognize the costs associated with these investments earlier than some of the anticipated benefits, and the return on these investments may be lower, or may develop more slowly, than we expect. If we do not achieve the benefits anticipated from these investments, or if the achievement of these benefits is delayed, our operating results may be adversely affected.

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

Entrance into new or developing markets exposes us to additional competition and will likely increase demands on our service and support operations

As we focus on new market opportunities—for example, storage; wireless; security; and transporting data, voice, and video traffic across the same network, and other advanced technologies and emerging technologies —we will increasingly compete with large telecommunications equipment suppliers as well as startup companies. Several of our competitors may have greater resources, including technical and engineering resources, than we do. Additionally, as customers in these markets complete infrastructure deployments, they may require greater levels of service, support, and financing than we have provided in the past. Demand for these types of service or financing contracts may increase in the future. There can be no assurance that we can provide products, service, support, and financing to effectively compete for these market opportunities. Further, provision of greater levels of services by us may result in a delay in the timing of revenue recognition. In addition, entry into other markets, including our entry into the consumer market, has subjected and will subject us to additional risks, particularly to those markets, including the effects of general market conditions and reduced consumer confidence.

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

Due to the global nature of our operations, political or economic changes or other factors in a specific country or region could harm our operating results and financial condition

We conduct significant sales and customer support operations in countries outside of the United States, maintain a manufacturing facility for a substantial portion of our video systems products in Juarez, Mexico, and also depend on non-U.S. operations of our contract manufacturers and our distribution partners. For the first six months of fiscal 2007 and fiscal 2006, we derived approximately 47.1% and 48.8%, respectively, of our net sales from sales outside the United States. Accordingly, our future results could be materially adversely affected by a variety of uncontrollable and changing factors, any or all of which could have a material adverse effect on our operating results and financial condition, including, among others, foreign currency exchange rates; political or social unrest, economic instability or natural disasters in a specific country or region; environmental and trade protection measures and other regulatory requirements, which may affect our ability to import our products to, export our products from, or sell our products in various countries; political considerations that affect service provider and government spending patterns; health or similar issues, such as a pandemic or epidemic; difficulties in staffing and managing international operations; and adverse tax consequences, including imposition of withholding or other taxes on payments by subsidiaries. Recently our Emerging Markets theater has been the fastest growing of our business segments, and our growth depends in part on our continuing to increase sales into this theater. We believe that many of the factors described in this paragraph may have a greater potential to adversely affect our business with countries in our Emerging Markets theater than with many of the countries in our other theaters.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) None.

(b) None.

(c) Issuer Purchases of Equity Securities (in millions, except per-share amounts)

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (2)
October 29, 2006 to November 25, 2006	26	$26.06	26	$9,372
November 26, 2006 to December 23, 2006	56	$27.13	55	$7,879
December 24, 2006 to January 27, 2007	40	$27.46	40	$6,771

Total	122	$27.01	121

(1)	Includes an insignificant number of shares repurchased to satisfy tax withholding obligations that arise on the vesting of shares of restricted stock.
(2)	On September 13, 2001, we announced that our Board of Directors had authorized a stock repurchase program. As of January 27, 2007, our Board of Directors had authorized the repurchase of up to $47 billion of common stock under this program, which includes the November 15, 2006 authorization to repurchase up to an additional $7 billion of our common stock with no termination date. During the second quarter of fiscal 2007, we repurchased and retired 121 million shares of our common stock at an average price of $27.01 per share for an aggregate purchase price of $3.3 billion. As of January 27, 2007, we had repurchased and retired 2.1 billion shares of our common stock at an average price of $19.00 per share for an aggregate purchase price of $40.2 billion since inception of the stock repurchase program, and the remaining authorized amount for stock repurchases under this program was $6.8 billion with no termination date.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

We held our Annual Meeting of Shareholders on November 15, 2006. At the meeting, our shareholders voted on the following five proposals and cast their votes as follows:

Proposal 1: To elect ten members of our Board of Directors:

Nominee	For	Withhold

Carol A. Bartz	5,262,082,045	66,966,298
M. Michele Burns	5,268,974,842	60,073,501
Michael D. Capellas	5,266,025,672	63,022,671
Larry R. Carter	5,261,275,181	67,773,162
John T. Chambers	5,205,719,436	123,328,907
Dr. John L. Hennessy	5,270,695,764	58,352,579
Richard M. Kovacevich	5,241,323,023	87,725,320
Roderick C. McGeary	5,262,616,085	66,432,258
Steven M. West	5,268,166,125	60,882,218
Jerry Yang	5,267,830,537	61,217,806

Proposal 2: To ratify the appointment of PricewaterhouseCoopers LLP as our independent registered public accounting firm for the fiscal year ending July 28, 2007:

For	Against	Abstain	Broker Non-votes

5,214,126,572	71,403,896	43,516,926	0

Proposal 3: A shareholder proposal that our Board of Directors adopt a policy that a significant portion of future equity compensation grants to senior executives shall be shares of stock that require the achievement of performance goals as a prerequisite to vesting:

For	Against	Abstain	Broker Non-votes

1,728,287,412	2,289,219,716	56,809,131	1,254,732,084

Proposal 4: A shareholder proposal that our Board’s Compensation Committee initiate a review of our company’s executive compensation policies and make available, upon request, a report of that review by January 1, 2007:

For	Against	Abstain	Broker Non-votes

455,097,647	3,487,741,545	131,481,038	1,254,728,113

Proposal 5: A shareholder proposal that our Board publish a report to shareholders within six months providing a summarized listing and assessment of concrete steps our company could reasonably take to reduce the likelihood that its business practices might enable or encourage the violation of human rights, including freedom of expression and privacy, or otherwise encourage or enable fragmentation of the Internet:

For	Against	Abstain	Broker Non-votes

1,026,424,432	2,529,067,623	518,837,974	1,254,718,314

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

Date: February 19, 2007

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