Form 10-Q
period 2007-04-28
CISCO SYSTEMS INC
filed 2007-05-24
CIK 858877

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 28, 2007

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

As of May 17, 2007, 6,071,255,443 shares of the registrant’s common stock were outstanding.

Cisco Systems, Inc.

FORM 10-Q for the Quarter Ended April 28, 2007

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

CISCO SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in millions, except per-share amounts)

(Unaudited)

	Three Months Ended		Nine Months Ended
	April 28, 2007	April 29, 2006	April 28, 2007	April 29, 2006
NET SALES:
Product	$7,481	$6,155	$21,520	$17,183
Service	1,385	1,167	3,969	3,317

Total net sales	8,866	7,322	25,489	20,500

COST OF SALES:
Product	2,685	2,193	7,728	5,718
Service	534	403	1,493	1,180

Total cost of sales	3,219	2,596	9,221	6,898

GROSS MARGIN	5,647	4,726	16,268	13,602

OPERATING EXPENSES:
Research and development	1,144	1,041	3,321	3,003
Sales and marketing	1,830	1,547	5,242	4,431
General and administrative	378	298	1,082	858
Amortization of purchased intangible assets	97	99	298	214
In-process research and development	1	88	7	90

Total operating expenses	3,450	3,073	9,950	8,596

OPERATING INCOME	2,197	1,653	6,318	5,006
Interest income, net	189	142	518	464
Other income, net	33	17	94	17

Interest and other income, net	222	159	612	481

INCOME BEFORE PROVISION FOR INCOME TAXES	2,419	1,812	6,930	5,487
Provision for income taxes	545	412	1,527	1,451

NET INCOME	$1,874	$1,400	$5,403	$4,036

Net income per share — basic	$0.31	$0.23	$0.89	$0.65

Net income per share — diluted	$0.30	$0.22	$0.86	$0.64

Shares used in per-share calculation — basic	6,034	6,160	6,052	6,184

Shares used in per-share calculation — diluted	6,244	6,289	6,255	6,300

See Notes to Consolidated Financial Statements.

CISCO SYSTEMS, INC.

CONSOLIDATED BALANCE SHEETS

(in millions, except par value)

(Unaudited)

	April 28, 2007	July 29, 2006
ASSETS
Current assets:
Cash and cash equivalents	$5,457	$3,297
Investments	16,879	14,517
Accounts receivable, net of allowance for doubtful accounts of $172 at April 28, 2007 and $175 at July 29, 2006	3,238	3,303
Inventories	1,289	1,371
Deferred tax assets	1,755	1,604
Prepaid expenses and other current assets	1,922	1,584

Total current assets	30,540	25,676

Property and equipment, net	3,695	3,440
Goodwill	9,493	9,227
Purchased intangible assets, net	1,909	2,161
Other assets	3,198	2,811

TOTAL ASSETS	$48,835	$43,315

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$864	$880
Income taxes payable	1,525	1,744
Accrued compensation	1,791	1,516
Deferred revenue	4,854	4,408
Other accrued liabilities	2,938	2,765

Total current liabilities	11,972	11,313

Long-term debt	6,478	6,332
Deferred revenue	1,485	1,241
Other long-term liabilities	373	511

Total liabilities	20,308	19,397

Minority interest	9	6
Shareholders’ equity:
Preferred stock, no par value: 5 shares authorized; none issued and outstanding	—	—
Common stock and additional paid-in capital, $0.001 par value: 20,000 shares authorized; 6,054 and 6,059 shares issued and outstanding at April 28, 2007 and July 29, 2006, respectively	28,411	24,257
Accumulated deficit	(457)	(617)
Accumulated other comprehensive income	564	272

Total shareholders’ equity	28,518	23,912

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$48,835	$43,315

See Notes to Consolidated Financial Statements.

CISCO SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

(Unaudited)

	Nine Months Ended
	April 28, 2007	April 29, 2006
Cash flows from operating activities:
Net income	$5,403	$4,036
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,039	856
Employee share-based compensation expense	709	839
Share-based compensation expense related to acquisitions and investments	27	75
Provision for doubtful accounts	6	22
Deferred income taxes	(302)	(79)
Excess tax benefits from share-based compensation	(648)	(385)
In-process research and development	7	90
Net gains and impairment charges on investments	(154)	(74)
Other	—	31
Change in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	60	(588)
Inventories	82	179
Prepaid expenses and other current assets	(355)	(228)
Lease receivables, net	(131)	(98)
Accounts payable	(17)	(86)
Income taxes payable	535	273
Accrued compensation	275	65
Deferred revenue	690	414
Other liabilities	140	240

Net cash provided by operating activities	7,366	5,582

Cash flows from investing activities:
Purchases of investments	(15,342)	(17,154)
Proceeds from sales and maturities of investments	13,438	14,539
Acquisition of property and equipment	(912)	(595)
Acquisition of businesses, net of cash and cash equivalents acquired	(387)	(5,347)
Change in investments in privately held companies	(81)	(158)
Purchase of minority interest of Cisco Systems, K.K. (Japan)	—	(25)
Other	(87)	(31)

Net cash used in investing activities	(3,371)	(8,771)

Cash flows from financing activities:
Issuance of common stock	3,719	1,282
Repurchase of common stock	(6,281)	(5,478)
Issuance of debt	—	6,481
Excess tax benefits from share-based compensation	648	385
Other	79	14

Net cash (used in) provided by financing activities	(1,835)	2,684

Net increase (decrease) in cash and cash equivalents	2,160	(505)
Cash and cash equivalents, beginning of period	3,297	4,742

Cash and cash equivalents, end of period	$5,457	$4,237

See Notes to Consolidated Financial Statements.

CISCO SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(in millions)

(Unaudited)

Nine Months Ended April 29, 2006	Shares of Common Stock	Common Stock and Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Shareholders’ Equity
BALANCE AT JULY 30, 2005	6,331	$22,394	$506	$274	$23,174
Net income	—	—	4,036	—	4,036
Change in unrealized gains and losses on investments, net of tax	—	—	—	8	8
Other	—	—	—	80	80

Comprehensive income					4,124

Issuance of common stock	128	1,282	—	—	1,282
Repurchase of common stock	(296)	(1,057)	(4,421)	—	(5,478)
Tax benefits from employee stock incentive plans	—	418	—	—	418
Purchase acquisitions	1	187	—	—	187
Employee share-based compensation expense	—	833	—	—	833
Share-based compensation expense related to acquisitions and investments	—	75	—	—	75

BALANCE AT APRIL 29, 2006	6,164	$24,132	$121	$362	$24,615

Nine Months Ended April 28, 2007	Shares of Common Stock	Common Stock and Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Shareholders’ Equity
BALANCE AT JULY 29, 2006	6,059	$24,257	$(617)	$272	$23,912
Net income	—	—	5,403	—	5,403
Change in unrealized gains and losses on investments, net of tax	—	—	—	155	155
Other	—	—	—	137	137

Comprehensive income					5,695

Issuance of common stock	238	3,719	—	—	3,719
Repurchase of common stock	(243)	(1,038)	(5,243)	—	(6,281)
Tax benefits from employee stock incentive plans	—	733	—	—	733
Purchase acquisitions	—	6	—	—	6
Employee share-based compensation expense	—	707	—	—	707
Share-based compensation expense related to acquisitions and investments	—	27	—	—	27

BALANCE AT APRIL 28, 2007	6,054	$28,411	$(457)	$564	$28,518

Supplemental Information

In September 2001, the Company’s Board of Directors authorized a stock repurchase program. As of April 28, 2007, the Company’s Board of Directors had authorized an aggregate repurchase of up to $47 billion of common stock under this program. For additional information regarding stock repurchases, see Note 9 to the Consolidated Financial Statements. The purchase price of shares of common stock repurchased was reflected as (i) a reduction to retained earnings until retained earnings were zero and then as an increase to accumulated deficit and (ii) a reduction of common stock and additional paid-in capital. Issuance of common stock and the tax benefit related to employee stock incentive plans are recorded in shareholders’ equity as an increase to common stock and additional paid-in capital. The stock repurchases since the inception of this program are summarized in the table below (in millions):

	Shares of Common Stock	Common Stock and Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income	Total Shareholders’ Equity
Repurchases of common stock	2,174	$7,332	$34,397	$—	$41,729

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

Basis of Presentation

The accompanying financial data as of April 28, 2007 and for the three and nine months ended April 28, 2007 and April 29, 2006 has been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. The July 29, 2006 Consolidated Balance Sheet was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and the notes thereto, included in the Company’s Annual Report on Form 10-K for the fiscal year ended July 29, 2006.

In the opinion of management, all adjustments (which include normal recurring adjustments, except as disclosed herein) necessary to present a fair statement of financial position as of April 28, 2007, results of operations for the three and nine months ended April 28, 2007 and April 29, 2006, cash flows, and shareholders’ equity for the nine months ended April 28, 2007 and April 29, 2006, as applicable, have been made. The results of operations for the three and nine months ended April 28, 2007 are not necessarily indicative of the operating results for the full fiscal year or any future periods.

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

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 provides interpretative guidance on the process of quantifying financial statement misstatements and is effective for fiscal years ending after November 15, 2006. The Company applied the provisions of SAB 108 beginning in the first quarter of fiscal 2007 and there was no impact to the Consolidated Financial Statements.

In September 2006, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework and gives guidance regarding the methods used for measuring fair value, and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is currently assessing the impact that SFAS 157 will have on its results of operations and financial position.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 expands the use of fair value accounting but does not affect existing standards which require certain assets or liabilities to be carried at fair value. The objective of SFAS 159 is to improve financial reporting by providing companies with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. Under SFAS 159, a company may choose, at specified election dates, to measure eligible items at fair value and report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. SFAS 159 is effective as of the beginning of the fiscal year that begins after November 15, 2007. The Company is currently assessing the impact that SFAS 159 will have on its results of operations and financial position.

Reclassifications

Certain reclassifications have been made to prior period amounts in order to conform to the current period’s presentation.

3.	Business Combinations

Purchase Acquisitions

A summary of the purchase acquisitions and asset purchases for the nine months ended April 28, 2007 is as follows (in millions):

	Purchase Consideration	Liabilities Assumed	In-Process R&D Expense	Purchased Intangible Assets	Goodwill
Arroyo Video Solutions, Inc.	$86	$1	$3	$25	$57
Reactivity, Inc.	110	4	1	39	72
Other	211	17	3	77	135

Total	$407	$22	$7	$141	$264

•

The Company acquired Arroyo Video Solutions, Inc. to enable carriers to accelerate the creation and distribution of network-delivered entertainment, interactive media, and advertising services across the growing portfolio of televisions, personal computers, and mobile handsets.

•	The Company acquired Reactivity, Inc. to complement and extend the Company’s application networking services portfolio, within advanced technologies.

Under the terms of the definitive agreements related to the acquisitions and asset purchases, the purchase consideration consisted of cash and stock options assumed. The purchase consideration for the Company’s acquisitions and asset purchases is also allocated to tangible assets acquired. The Consolidated Financial Statements include the operating results of each business from the date of acquisition. Pro forma results of operations for the acquisitions completed during the nine months ended April 28, 2007 have not been presented because the effects of the acquisitions, individually or in the aggregate, were not material to the Company’s financial results.

Pro Forma Financial Information Relating to the Acquisition of Scientific-Atlanta, Inc.

The financial information in the table below summarizes the combined results of operations of Cisco and Scientific-Atlanta, on a pro forma basis, as though the companies had been combined at the beginning of each period presented. The pro forma financial information for the three months ended April 29, 2006 combines the historical results of operations of Cisco for that period, with the historical results of operations of Scientific-Atlanta for the month ended February 24, 2006. The pro forma financial information for the nine months ended April 29, 2006 combines the historical results of operations of Cisco for that period, with the historical results of operations of Scientific-Atlanta for the six months ended December 30, 2005 and the month ended February 24, 2006.

The pro forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition of Scientific-Atlanta and issuance of $6.5 billion of debt (see Note 7) had taken place at the beginning of each period presented. The debt was issued to finance the acquisition of Scientific-Atlanta as well as for general corporate purposes. For the purposes of this pro forma financial information, the interest expense on the entire debt, including the effects of hedging, was included in the pro forma financial adjustments. The pro forma financial information for the three and nine months ended April 29, 2006 also includes incremental stock-based compensation expense due to the acceleration of Scientific-Atlanta employee stock options prior to the acquisition date, investment banking fees, and other acquisition-related costs, recorded in Scientific-Atlanta’s historical results of operations during February 2006. In addition, the pro forma financial information for the three and nine months ended April 29, 2006 includes the purchase accounting adjustments on historical Scientific-Atlanta inventory, adjustments to depreciation on acquired property and equipment, a charge for in-process research and development, amortization charges from acquired intangible assets, adjustments to interest income, and related tax effects.

The following table summarizes the pro forma financial information (in millions, except per-share amounts):

	Three Months Ended April 29, 2006	Nine Months Ended April 29, 2006
Net sales	$7,485	$21,648
Net income	$1,299	$3,822
Net income per share—basic	$0.21	$0.62
Net income per share—diluted	$0.21	$0.61

Purchased Intangible Assets and In-Process Research and Development

The following table presents the amortization of purchased intangible assets and in-process research and development (in millions):

	Three Months Ended		Nine Months Ended
	April 28, 2007	April 29, 2006	April 28, 2007	April 29, 2006
Amortization of purchased intangible assets	$133	$123	$406	$238
In-process research and development	$1	$88	$7	$90

The Company’s methodology for allocating the purchase price for purchase acquisitions to in-process research and development (“in-process R&D”) is determined through established valuation techniques. In-process R&D is expensed upon acquisition because technological feasibility has not been established and no future alternative uses exist.

The following table presents details of the purchased intangible assets acquired during the nine months ended April 28, 2007 (in millions, except years):

	Technology		Customer Relationships		Other		Total
	Weighted Average Useful Life (in Years)	Amount	Weighted Average Useful Life (in Years)	Amount	Weighted Average Useful Life (in Years)	Amount	Amount
Arroyo Video Solutions, Inc.	5.0	$14	7.0	$11	—	$—	$25
Reactivity, Inc.	6.0	36	5.0	3	—	—	39
Other	4.7	69	4.5	7	2.4	1	77

Total		$119		$21		$1	$141

The following tables present details of the Company’s purchased intangible assets (in millions):

April 28, 2007	Gross	Accumulated Amortization	Net
Technology	$1,100	$(424)	$676
Customer relationships	1,567	(357)	1,210
Other	141	(118)	23

Total	$2,808	$(899)	$1,909

July 29, 2006	Gross	Accumulated Amortization	Net
Technology	$1,052	$(302)	$750
Customer relationships	1,535	(175)	1,360
Other	164	(113)	51

Total	$2,751	$(590)	$2,161

The estimated future amortization expense of purchased intangible assets as of April 28, 2007 is as follows (in millions):

Fiscal Year	Amount
2007 (remaining three months)	$134
2008	496
2009	410
2010	303
2011	230
Thereafter	336

Total	$1,909

Goodwill

The following table presents the changes in goodwill allocated to the Company’s reportable segments during the nine months ended April 28, 2007 (in millions):

	Balance at July 29, 2006	Acquisitions	Other	Balance at April 28, 2007
United States and Canada	$6,778	$161	$(20)	$6,919
European Markets	1,127	53	24	1,204
Emerging Markets	292	15	(2)	305
Asia Pacific	277	24	—	301
Japan	753	11	—	764

Total	$9,227	$264	$2	$9,493

Compensation Expense Related to Acquisitions and Investments

The following table presents the compensation expense related to acquisitions and investments (in millions):

	Three Months Ended		Nine Months Ended
	April 28, 2007	April 29, 2006	April 28, 2007	April 29, 2006
Share-based compensation expense	$8	$23	$27	$75
Cash compensation expense	8	9	37	27

Total	$16	$32	$64	$102

Share-Based Compensation Expense

Beginning in fiscal 2006, share-based compensation related to acquisitions and investments is measured under Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment,” (“SFAS 123(R)”) and includes deferred share-based compensation relating to acquisitions completed prior to fiscal 2006. As of April 28, 2007, the remaining balance of share-based compensation related to acquisitions and investments to be recognized over the vesting periods was approximately $85 million.

Cash Compensation Expense

In connection with the Company’s purchase acquisitions, asset purchases, and acquisitions of variable interest entities, the Company has agreed to pay certain additional amounts in cash contingent upon achieving certain agreed-upon technology, development, product, or other milestones or continued employment of certain employees with the Company. In each case, any additional amounts paid will be recorded as compensation expense. As of April 28, 2007, the Company had remaining potential payments of up to $193 million pursuant to these agreements.

4.	Balance Sheet Details

The following tables provide details of selected balance sheet items (in millions):

	April 28, 2007	July 29, 2006
Inventories:
Raw materials	$175	$131
Work in process	117	377
Finished goods:
Distributor inventory and deferred cost of sales	474	423
Manufacturing finished goods	278	236

Total finished goods	752	659

Service-related spares	210	170
Demonstration systems	35	34

Total	$1,289	$1,371

Property and equipment, net:
Land, buildings, and leasehold improvements	$3,852	$3,647
Computer equipment and related software	1,535	1,352
Production, engineering, and other equipment	4,195	3,678
Operating lease assets	160	153
Furniture and fixtures	375	363

	10,117	9,193

Less accumulated depreciation and amortization	(6,422)	(5,753)

Total	$3,695	$3,440

Other assets:
Deferred tax assets	$1,147	$983
Investments in privately held companies	641	574
Income tax receivable	277	279
Lease receivables, net	526	464
Other	607	511

Total	$3,198	$2,811

Deferred revenue:
Service	$4,392	$4,088
Product:
Unrecognized revenue on product shipments and other deferred revenue	1,563	1,156
Cash receipts related to unrecognized revenue from two-tier distributors	384	405

Total product deferred revenue	1,947	1,561

Total	$6,339	$5,649

Reported as:
Current	$4,854	$4,408
Noncurrent	1,485	1,241

Total	$6,339	$5,649

5.	Lease Receivables, Net

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

	April 28, 2007	July 29, 2006
Gross lease receivables	$1,109	$960
Unearned income and other allowances	(206)	(188)

Total	$903	$772

Reported as:
Current	$377	$308
Noncurrent	526	464

Total	$903	$772

Contractual maturities of the gross lease receivables at April 28, 2007 were as follows (in millions):

Fiscal Year	Amount
2007 (remaining three months)	$150
2008	432
2009	275
2010	157
2011	72
Thereafter	23

Total	$1,109

Actual cash collections may differ from the contractual maturities due to early customer buyouts, refinancings, or defaults.

6.	Investments

The following tables summarize the Company’s investments (in millions):

April 28, 2007	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Fixed income securities:
U.S. government notes and bonds	$5,947	$17	$(12)	$5,952
Corporate notes, bonds, and asset-backed securities	8,390	9	(46)	8,353
Municipal notes and bonds	1,467	—	(1)	1,466

Total fixed income securities	15,804	26	(59)	15,771
Publicly traded equity securities	713	400	(5)	1,108

Total	$16,517	$426	$(64)	$16,879

July 29, 2006	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Fixed income securities:
U.S. government notes and bonds	$5,179	$3	$(47)	$5,135
Corporate notes, bonds, and asset-backed securities	7,950	2	(88)	7,864
Municipal notes and bonds	809	—	(3)	806

Total fixed income securities	13,938	5	(138)	13,805
Publicly traded equity securities	467	252	(7)	712

Total	$14,405	$257	$(145)	$14,517

The following table summarizes the maturities of the Company’s fixed income securities at April 28, 2007 (in millions):

	Amortized Cost	Fair Value
Less than 1 year	$3,699	$3,691
Due in 1 to 2 years	4,044	4,036
Due in 2 to 5 years	5,884	5,866
Due after 5 years	2,177	2,178

Total	$15,804	$15,771

Actual maturities may differ from the contractual maturities because borrowers may have the right to call or prepay certain obligations.

7.	Long-Term Debt

In February 2006, the Company issued $500 million of senior floating interest rate notes due 2009 (the “2009 Notes”), $3.0 billion of 5.25% senior notes due 2011 (the “2011 Notes”), and $3.0 billion of 5.50% senior notes due 2016 (the “2016 Notes”), for an aggregate principal amount of $6.5 billion. The following table summarizes the Company’s long-term debt (in millions, except percentages):

	April 28, 2007		July 29, 2006
	Amount	Effective Rate(1)	Amount	Effective Rate(1)
Senior notes:
Floating-rate notes, due 2009	$500	5.44%	$500	5.27%
5.25% fixed-rate notes, due 2011	3,000	5.56%	3,000	5.39%
5.50% fixed-rate notes, due 2016	3,000	5.79%	3,000	5.62%

Total senior notes	6,500		6,500

Other notes	5		5
Unamortized discount	(17)		(18)
Fair value adjustment	(10)		(155)

Total	$6,478		$6,332

(1)

The effective rates for the 2011 Notes and the 2016 Notes reflect the variable rate in effect as of the period end on the interest rate swaps designated as fair value hedges of those notes, including the amortization of the discount.

The 2011 Notes and the 2016 Notes are redeemable by the Company at any time, subject to a make-whole premium. To achieve its interest rate objectives, the Company entered into $6.0 billion notional amount of interest rate swaps. In effect, these swaps convert the fixed interest rates of the 2011 Notes and the 2016 Notes to floating interest rates based on the London Interbank Offered Rate (LIBOR). Gains and losses in the fair value of the interest rate swaps offset changes in the fair value of the underlying debt. The Company was in compliance with all debt covenants as of April 28, 2007.

Interest is payable quarterly on the 2009 Notes and semi-annually on the 2011 Notes and 2016 Notes. Interest expense, net of the effect of hedging, included in interest income, net, in the Consolidated Statements of Operations and cash paid for interest are summarized as follows (in millions):

	Three Months Ended		Nine Months Ended
	April 28, 2007	April 29, 2006	April 28, 2007	April 29, 2006
Interest expense	$94	$60	$283	$60
Cash paid for interest	$181	$—	$354	$—

8.	Commitments and Contingencies

Operating Leases

The Company leases office space in several U.S. locations. Outside the United States, larger sites include Australia, Belgium, Canada, China, France, Germany, India, Italy, Japan, and the United Kingdom. Future annual minimum lease payments under all noncancelable operating leases with an initial term in excess of one year as of April 28, 2007 are as follows (in millions):

Fiscal Year	Amount
2007 (remaining three months)	$76
2008	239
2009	184
2010	155
2011	136
Thereafter	685

Total	$1,475

Purchase Commitments with Contract Manufacturers and Suppliers

The Company purchases components from a variety of suppliers and uses several contract manufacturers to provide manufacturing services for its products. During the normal course of business, in order to manage manufacturing lead times and help ensure adequate component supply, the Company enters into agreements with contract manufacturers and suppliers that either allow them to procure inventory based upon criteria as defined by the Company or that establish the parameters defining the Company’s requirements. In certain instances, these agreements allow the Company the option to cancel, reschedule, and adjust the Company’s requirements based on its business needs prior to firm orders being placed. Consequently, only a portion of the Company’s reported purchase commitments arising from these agreements are firm, noncancelable, and unconditional commitments. As of April 28, 2007, the Company had total purchase commitments for inventory of $2.6 billion, compared with $2.0 billion as of July 29, 2006.

In addition to the above, the Company records a liability for firm, noncancelable, and unconditional purchase commitments for quantities in excess of its future demand forecasts consistent with the valuation of the Company’s inventory. As of April 28, 2007, the liability for these purchase commitments was $161 million, compared with $148 million as of July 29, 2006, and was included in other accrued liabilities.

Nuova Systems, Inc.

In the first quarter of fiscal 2007, the Company made an investment in Nuova Systems, Inc. (“Nuova Systems”), which conducts research and development on data center-related products. This investment includes $50 million of funding and a license to certain of the Company’s technology. As a result of this investment, the Company owns approximately 80% of Nuova Systems and has consolidated the results of Nuova Systems in the Company’s Consolidated Financial Statements beginning in the first quarter of fiscal 2007. In April 2007, the agreements were amended to add additional product development activities to be undertaken by Nuova Systems. Upon the occurrence of certain events, the Company has committed up to $62 million of additional funding, which amount was increased by the April 2007 amendment from up to $42 million.

In connection with this investment, the Company and Nuova Systems have entered into a call option agreement that provides the Company with the right to purchase the remaining interests of approximately 20% in Nuova Systems. If the call option is exercised by the Company, the minority interest holders would be eligible to receive three milestone payments, revised from two milestone payments by the April 2007 amendment, based on agreed formulas. The amounts due under the milestone payments will be recognized by the Company when it is determined that the exercise of the call option is probable. These amounts will be recorded as compensation expense based on an estimate of the fair value of the amounts that could be earned by the minority interest holders pursuant to a vesting schedule. Subsequent changes to the fair value of the amounts probable of being earned and the continued

vesting will result in adjustments to the recorded compensation expense. If the Company exercises the call option, the potential amount recorded as compensation expense would be up to a maximum of $678 million, which amount was increased by the April 2007 amendment from up to a maximum of $578 million due to additional employees required to perform the additional product development.

Other Commitments

The Company has entered into an agreement to invest approximately $800 million in venture funds managed by SOFTBANK Corp. and its affiliates (“SOFTBANK”) that are required to be funded on demand. The total commitment is to be invested in venture funds and as senior debt with entities as directed by SOFTBANK. The Company’s commitment to fund the senior debt is contingent upon the achievement of certain agreed-upon milestones. As of April 28, 2007, the Company had invested $606 million in the venture funds pursuant to the commitment, compared with $523 million as of July 29, 2006. In addition, as of April 28, 2007 and July 29, 2006, the Company had invested $49 million in the senior debt pursuant to the commitment, all of which has been repaid.

The Company also has certain other funding commitments related to its privately held investments that are based on the achievement of certain agreed-upon milestones. The remaining funding commitments were approximately $60 million as of April 28, 2007, compared with approximately $34 million as of July 29, 2006.

Variable Interest Entities

In the ordinary course of business, the Company has investments in privately held companies and provides financing to certain customers through its wholly owned subsidiaries, which may be considered to be variable interest entities. The Company has evaluated its investments in privately held companies and customer financings and determined that there were no significant unconsolidated variable interest entities as of April 28, 2007.

Guarantees and Product Warranties

The following table summarizes the activity related to the product warranty liability during the nine months ended April 28, 2007 and April 29, 2006 (in millions):

	Nine Months Ended
	April 28, 2007	April 29, 2006
Balance at beginning of period	$309	$259
Provision for warranties issued	370	283
Fair value of warranty liability acquired from Scientific-Atlanta	—	44
Payments	(341)	(287)

Balance at end of period	$338	$299

The Company accrues for warranty costs as part of its cost of sales based on associated material product costs, labor costs for technical support staff, and associated overhead. The products sold are generally covered by a warranty for periods ranging from 90 days to five years, and for some products the Company provides a limited lifetime warranty.

The Company’s guarantees as of April 28, 2007 and July 29, 2006 that were subject to recognition and disclosure requirements were not material. In the normal course of business, the Company indemnifies other parties, including customers, lessors, and parties to other transactions with the Company, with respect to certain matters. The Company has agreed to hold the other parties harmless against losses arising from a breach of representations or covenants, or out of intellectual property infringement or other claims made against certain parties. These agreements may limit the time within which an indemnification claim can be made and the amount of the claim. In addition, the Company has entered into indemnification agreements with its officers and directors, and the Company’s bylaws contain similar indemnification obligations to the Company’s agents.

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

Foreign Currency Derivatives

The Company’s foreign exchange forward and option contracts are summarized as follows (in millions):

	April 28, 2007		July 29, 2006
	Notional Amount	Fair Value	Notional Amount	Fair Value
Forward contracts:
Purchased	$1,447	$3	$1,376	$(2)
Sold	$535	$(10)	$554	$(3)
Option contracts:
Purchased	$303	$19	$591	$20
Sold	$299	$(1)	$573	$(2)

The Company conducts business globally in numerous currencies. As such, it is exposed to adverse movements in foreign currency exchange rates. To limit the exposure related to foreign currency changes, the Company enters into foreign currency contracts. The Company does not enter into foreign exchange forward or option contracts for trading purposes.

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

Interest Rate Derivatives

The Company’s interest rate derivatives are summarized as follows (in millions):

	April 28, 2007		July 29, 2006
	Notional Amount	Fair Value	Notional Amount	Fair Value
Interest rate derivatives:
Interest rate swaps- investments	$1,000	$26	$1,000	$45
Interest rate swaps- long-term debt	$6,000	$(10)	$6,000	$(155)

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

Equity Derivatives

The Company’s equity derivatives are summarized as follows (in millions):

	April 28, 2007		July 29, 2006
	Notional Amount	Fair Value	Notional Amount	Fair Value
Equity derivatives:
Forward sale and option agreements	$198	$10	$164	$93

The Company maintains a portfolio of publicly traded equity securities which are subject to price risk. The Company may hold equity securities for strategic purposes or to diversify the Company’s overall investment portfolio. To manage its exposure to changes in the fair value of certain equity securities, the Company may, from time to time, enter into equity derivative contracts. As of April 28, 2007, the Company had entered into forward sale and option agreements on certain publicly traded equity securities designated as fair value hedges. The gains and losses due to changes in the value of the hedging instruments are included in other income, net, in the Consolidated Statements of Operations and offset the change in the fair value of the underlying hedged investment. The fair values of the equity derivatives were reflected in prepaid expenses and other current assets and other accrued liabilities in the Consolidated Balance Sheets.

Legal Proceedings

The Company and other defendants were subject to patent claims asserted by QPSX Developments 5 Pty Ltd (now known as Ipernica Ltd) against the Company and such other defendants on June 21, 2005 in the United States District Court for the Eastern District of Texas. QPSX alleged that various Cisco switches and routers infringed United States Patent No. 5,689,499 and sought damages and injunctive relief. On April 10, 2007, prior to trial, the Company and QPSX settled the dispute on terms that are not material to the Company, and the lawsuit was dismissed with prejudice on May 2, 2007.

The Company and other defendants were subject to claims asserted by Telcordia Technologies, Inc. on July 16, 2004 in the Federal District Court for the District of Delaware alleging that various Cisco routers, switches and optical products infringed United States Patent Nos. 4,893,306, 4,835,763 and Re 36,633. Telcordia sought damages and injunctive relief. The Court ruled that, as a matter of law, the Company does not infringe Patent No. 4,893,306. After conclusion of a trial, on May 10, 2007, a jury found that infringement had occurred and awarded damages in an amount that is not material to the Company. The Company intends to ask the Court to reverse the verdict as a matter of law, and if necessary, intends to appeal the decision. Telcordia also has the right to appeal the jury finding. The Company believes that the ultimate outcome of this matter and aggregate potential damages are not likely to be material.

In September 2005, Scientific-Atlanta, Inc. (which subsequently was acquired by the Company) and another plaintiff filed a declaratory judgment action against Forgent Networks in the United States District Court for the Eastern District of Texas after Forgent sued various Scientific-Atlanta customers. In the action, Scientific-Atlanta asserted that its products did not infringe Forgent’s United States Patent No. 6,285,746 and that the patent was invalid. On October 20, 2005, Forgent responded to the complaint and alleged that various Scientific-Atlanta digital video recorders infringed the patent and sought damages and injunctive relief. Subsequent to that, another declaratory judgment plaintiff moved to intervene and the cases were combined. On April 25, 2007, prior to trial, Scientific-Atlanta and Forgent settled their dispute on terms that are not material to the Company and the lawsuits were dismissed with prejudice on April 30, 2007.

For information regarding legal proceedings terminated during prior quarters of fiscal 2007, see “Legal Proceedings” under Note 8 to the Consolidated Financial Statements in the Company’s Quarterly Report on Form 10-Q for the quarter ended January 27, 2007.

In addition, the Company is subject to legal proceedings, claims, and litigation arising in the ordinary course of business, including intellectual property litigation. While the outcome of these matters is currently not determinable, the Company does not expect that the ultimate costs to resolve these matters will have a material adverse effect on its consolidated financial position, results of operations, or cash flows.

9.	Shareholders’ Equity

Stock Repurchase Program

In September 2001, the Company’s Board of Directors authorized a stock repurchase program. As of April 28, 2007, the Company’s Board of Directors had authorized an aggregate repurchase of up to $47 billion of common stock under this program and the remaining authorized repurchase amount was $5.3 billion with no termination date. The stock repurchase activity under the stock repurchase program during the first nine months of fiscal 2007 is summarized as follows (in millions, except per-share amounts):

Nine Months Ended April 28, 2007	Shares Repurchased	Weighted- Average Price per Share	Amount Repurchased
Cumulative balance at July 29, 2006	1,931	$18.36	$35,448
Repurchase of common stock	243	25.85	6,281

Cumulative balance at April 28, 2007	2,174	$19.20	$41,729

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

Comprehensive Income

The components of comprehensive income are as follows (in millions):

	Three Months Ended		Nine Months Ended
	April 28, 2007	April 29, 2006	April 28, 2007	April 29, 2006
Net income	$1,874	$1,400	$5,403	$4,036
Other comprehensive income:
Change in unrealized gains and losses on investments, net of tax	49	1	158	9
Other (1)	96	40	137	80

Comprehensive income before minority interest	2,019	1,441	5,698	4,125
Change in minority interest (2)	(1)	(4)	(3)	(1)

Total	$2,018	$1,437	$5,695	$4,124

(1)	Includes changes in currency translation
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

Employee Stock Purchase Plan

The Company has an Employee Stock Purchase Plan, which includes its sub-plan, the International Employee Stock Purchase Plan (together, the “Purchase Plan”), under which 321.4 million shares of the Company’s stock have been reserved for issuance. Eligible employees may purchase a limited number of shares of the Company’s stock at a discount of up to 15% of the lesser of the market value on the subscription date or the purchase date, which is approximately six months after the subscription date. The Purchase Plan terminates on January 3, 2010. The Company issued 10 million and 11 million shares under the Purchase Plan during the nine months ended April 28, 2007 and April 29, 2006, respectively. As of April 28, 2007, 89 million shares were available for issuance under the Purchase Plan.

Employee Stock Incentive Plans

Stock Incentive Plan Program Description

As of April 28, 2007, the Company had four stock incentive plans: the 2005 Stock Incentive Plan (the “2005 Plan”), the 1996 Stock Incentive Plan (the “1996 Plan”), the 1997 Supplemental Stock Incentive Plan (the “Supplemental Plan”), and the Cisco Systems, Inc. SA Acquisition Long-Term Incentive Plan (the “Acquisition Plan”). In addition, the Company has, in connection with the acquisitions of various companies, assumed the stock incentive plans of the acquired companies or issued replacement share-based awards. Share-based awards are designed to reward employees for their long-term contributions to the Company and provide incentives for them to remain with the Company. The number and frequency of share-based awards are based on competitive practices, operating results of the Company, and government regulations. Since the inception of the stock incentive plans, the Company has granted stock options to virtually all employees, and the majority has been granted to employees below the vice president level. The Company’s stock incentive plans are summarized as follows:

2005 Plan

•

The maximum number of shares issuable over the term of the 2005 Plan is limited to 350 million shares. The 2005 Plan permits the granting of stock options, stock, stock units, and stock appreciation rights to employees (including employee directors and officers) and consultants of the Company and its subsidiaries and affiliates, and nonemployee directors of the Company. Stock options granted under the 2005 Plan have an exercise price of at least 100% of the fair market value of the underlying stock on the grant date and expire no later than nine years from the grant date. The stock options will generally become exercisable for 20% of the option shares one year from the date of grant and then ratably over the following 48 months. Stock grants and stock units will generally vest with respect to 20% of the shares covered by the grant on each of the first through fifth anniversaries of the date of the grant. The Compensation and Management Development Committee of the Board of Directors has the discretion to use a different vesting schedule. Stock appreciation rights may be awarded in combination with stock options or stock grants and such awards shall provide that the stock appreciation rights will not be exercisable unless the related stock options or stock grants are forfeited. Stock grants may be awarded in combination with nonstatutory stock options, and such awards may provide that the stock grants will be forfeited in the event that the related nonstatutory stock options are exercised. The 2005 Plan terminates at the 2007 Annual Meeting of Shareholders unless re-adopted or extended by the shareholders prior to or on such date.

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

Acquisition Plan

•

Effective upon completion of the Company’s acquisition of Scientific-Atlanta, the Company adopted the Acquisition Plan. The Acquisition Plan constitutes an assumption, amendment, restatement and renaming of the 2003 Long-Term Incentive Plan of Scientific-Atlanta. The Acquisition Plan permits the grant of stock options, stock, stock units, and stock appreciation rights to certain employees of the Company and its subsidiaries and affiliates who had been employed by Scientific-Atlanta or its subsidiaries. An aggregate of 14.8 million shares of the Company’s common stock has been reserved for issuance under the Acquisition Plan on a discretionary basis, subject to limitations set forth in the Acquisition Plan.

Distribution and Dilutive Effect of Stock Options

Weighted-average basic and diluted shares outstanding for the nine months ended April 28, 2007 were 6.1 billion shares and 6.3 billion shares, respectively. For the nine months ended April 28, 2007, the dilutive effect of in-the-money employee stock options was approximately 201 million shares or 3.3% of the basic shares outstanding based on the Company’s average share price of $25.00.

The following table illustrates grant dilution based on net options granted as a percentage of shares of common stock outstanding at period end (in millions, except percentages):

	Nine Months Ended
	April 28, 2007	April 29, 2006
Shares of common stock outstanding	6,054	6,164

Granted and assumed	175	219
Canceled/forfeited/expired	(40)	(67)

Net stock options granted	135	152

Grant dilution	2.2%	2.5%

The Named Executive Officers represent the Company’s Chief Executive Officer and the four other most highly paid executive officers whose salary and bonus for the years ended July 29, 2006 and July 30, 2005 were in excess of $100,000. The following table summarizes the options granted to the Named Executive Officers during the periods indicated (in millions, except percentages):

	Nine Months Ended
	April 28, 2007	April 29, 2006
Stock options granted to the Named Executive Officers	2.9	2.9

Stock options granted to the Named Executive Officers as a percentage of net stock options granted	2.1%	1.9%

Stock options granted to the Named Executive Officers as a percentage of outstanding shares	0.05%	0.05%

Cumulative stock options held by Named Executive Officers as a percentage of total stock options outstanding	3.2%	3.3%

General Share-Based Award Information

A summary of share-based award activity is as follows (in millions, except per-share amounts):

		Stock Options Outstanding
	Share-Based Awards Available for Grant	Number Outstanding	Weighted- Average Exercise Price per Share
Balance at July 30, 2005	223	1,436	$25.02
Granted and assumed	(230)	230	18.21
Exercised	—	(136)	10.08
Canceled/forfeited/expired	79	(84)	29.53
Restricted stock and restricted stock units granted	(6)	—	—
Additional shares reserved	398	—	—

Balance at July 29, 2006	464	1,446	25.08
Granted and assumed	(175)	175	23.31
Exercised (1)	—	(229)	15.53
Canceled/forfeited/expired	15	(40)	31.45
Restricted stock and restricted stock units granted	(5)	—	—
Additional shares reserved	3	—	—

Balance at April 28, 2007	302	1,352	$26.28

(1)	The total pretax intrinsic value of stock options exercised during the nine months ended April 28, 2007 was $2.2 billion.

The following table summarizes significant ranges of outstanding and exercisable options as of April 28, 2007 (in millions, except years and per-share amounts):

	Stock Options Outstanding				Stock Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted- Average Remaining Contractual Life (in Years)	Weighted- Average Exercise Price per Share	Aggregate Intrinsic Value	Number Exercisable	Weighted- Average Exercise Price per Share	Aggregate Intrinsic Value
$ 0.01 – 15.00	128	4.33	$11.21	$2,041	101	$11.21	$1,591
15.01 – 18.00	253	5.88	17.18	2,494	137	16.67	1,416
18.01 – 20.00	326	5.70	19.21	2,552	187	19.17	1,465
20.01 – 22.50	86	5.05	20.84	530	62	20.73	388
22.51 – 25.00	172	7.91	23.10	675	17	23.74	55
25.01 – 35.00	113	2.47	27.30	49	94	27.35	44
35.01 – 72.56	274	2.10	53.42	—	273	53.34	—

Total	1,352	4.85	$26.28	$8,341	871	$29.71	$4,959

The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value based on the Company’s closing stock price of $27.03 as of April 27, 2007, which would have been received by the option holders had those option holders exercised their options as of that date. The total number of in-the-money stock options exercisable as of April 28, 2007 was 564 million. As of July 29, 2006, 969 million outstanding stock options were exercisable and the weighted-average exercise price was $28.53.

The following table presents the option exercises for the nine months ended April 28, 2007, and option values as of that date for the Named Executive Officers (in millions):

			Number of Securities Underlying Unexercised Options at April 28, 2007		Intrinsic Value of Unexercised in-the-Money Options at April 28, 2007
	Number of Shares Acquired on Exercise	Value Realized	Exercisable	Unexercisable	Exercisable	Unexercisable
Named Executive Officers	9	$103	33	10	$139	$72

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

	Three Months Ended		Nine Months Ended
	April 28, 2007	April 29, 2006	April 28, 2007	April 29, 2006
Cost of sales—product	$10	$11	$33	$41
Cost of sales—service	25	28	79	90

Employee share-based compensation expense in cost of sales	35	39	112	131

Research and development	75	86	223	279
Sales and marketing	101	107	294	340
General and administrative	26	29	80	89

Employee share-based compensation expense in operating expenses	202	222	597	708

Total employee share-based compensation expense (1)	$237	$261	$709	$839

(1)

Share-based compensation expense related to acquisitions and investments is disclosed in Note 3 and is not included in the table. As of April 28, 2007, total compensation cost related to nonvested share-based awards not yet recognized was $2.7 billion, including share-based compensation relating to acquisitions and investments, which is expected to be recognized over the next 3.7 years on a weighted-average basis.

The income tax benefit for employee share-based compensation expense was $102 million and $265 million for the three and nine months ended April 28, 2007, respectively, and $73 million and $235 million for the three and nine months ended April 29, 2006, respectively. The income tax benefit has been determined using the applicable tax rates in jurisdictions to which this expense relates and for fiscal 2007 includes the tax effects resulting from the reinstatement of the U.S. federal research and development (R&D) tax credit in December 2006 (see Note 11). The tax benefit for fiscal 2006 includes the effect of U.S. tax regulations that require intercompany reimbursement of certain share-based compensation expenses.

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

	Three Months Ended		Nine Months Ended
	April 28, 2007	April 29, 2006	April 28, 2007	April 29, 2006
Weighted-average assumptions:
Expected volatility	26.3%	22.4%	25.8%	23.6%
Risk-free interest rate	4.6%	4.7%	4.6%	4.2%
Expected dividend	0.0%	0.0%	0.0%	0.0%
Kurtosis	4.6	4.3	4.5	4.2
Skewness	(0.80)	(0.67)	(0.80)	(0.61)

Weighted-average expected life in years	6.7	6.7	6.7	6.6
Weighted-average estimated value	$8.21	$5.78	$7.01	$5.07

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

Because share-based compensation expense recognized in the Consolidated Statements of Operations is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on historical experience and the Company estimated forfeitures to be 3% annually for the three and nine months ended April 28, 2007 and April 29, 2006.

Accuracy of Fair Value Estimates

The Company uses third-party analyses to assist in developing the assumptions used in, as well as calibrating, its lattice-binomial model. The Company is responsible for determining the assumptions used in estimating the fair value of its share-based payment awards.

The Company’s determination of the fair value of share-based payment awards is affected by the assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, the Company’s expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviors. Option-pricing models were developed for use in estimating the value of traded options that have no vesting or hedging restrictions and are fully transferable. Because the Company’s employee stock options have certain characteristics that are significantly different from traded options, and because changes in the subjective assumptions can materially affect the estimated value, in management’s opinion, the existing valuation models may not provide an accurate measure of the fair value of the Company’s employee stock options. Although the fair value of employee stock options is determined in accordance with SFAS 123(R) and SAB 107 using an option-pricing model, that value may not be indicative of the fair value observed in a willing buyer/willing seller market transaction.

11.	Income Taxes

The following table provides details of income taxes (in millions, except percentages):

	Three Months Ended		Nine Months Ended
	April 28, 2007	April 29, 2006	April 28, 2007	April 29, 2006
Effective tax rate	22.5%	22.7%	22.0%	26.4%
Cash paid for income taxes	$353	$287	$1,312	$1,261

In December 2006, the Tax Relief and Health Care Act of 2006 reinstated the U.S. federal R&D tax credit, retroactive to January 1, 2006. As a result, the tax provision rate for the nine months ended April 28, 2007 included a tax benefit relating to the reinstatement of the U.S. federal R&D tax credit, including $60 million related to fiscal 2006 R&D expenses. The effective tax rate for the three and nine months ended April 28, 2007 also reflects a benefit from an increase in foreign income taxed at other than U.S. rates.

The tax provision rates for the three and nine months ended April 29, 2006 included a benefit of approximately $124 million from the favorable settlement of a tax audit in a foreign jurisdiction.

The Company’s income taxes currently payable have been reduced by the tax benefits from employee stock incentive plans. These benefits totaled $733 million and $418 million for the nine months ended April 28, 2007 and April 29, 2006, respectively, and were reflected as an increase to additional paid-in capital in the Consolidated Statements of Shareholders’ Equity. The Company includes only the direct tax effects of employee stock incentive plans in calculating this increase to additional paid-in capital.

The Company’s federal income tax returns for fiscal years ended July 27, 2002 through July 31, 2004 are under examination and the Internal Revenue Service has proposed certain adjustments. The Company believes that adequate amounts have been reserved for any adjustments that may ultimately result from these examinations.

On October 22, 2004, the American Jobs Creation Act of 2004 (the “Jobs Creation Act”) was signed into law. The Jobs Creation Act created a temporary incentive for U.S. corporations to repatriate accumulated income earned abroad by providing an 85 percent dividends received deduction for certain dividends from controlled foreign corporations. In the first quarter of fiscal 2006, the Company distributed cash from its foreign subsidiaries and reported an extraordinary dividend (as defined in the Jobs Creation Act) of $1.2 billion and a related tax liability of approximately $63 million in its fiscal 2006 federal income tax return. This amount was previously provided for in the provision for income taxes and is included in income taxes payable. This distribution does not change the Company’s intention to indefinitely reinvest undistributed earnings of certain of its foreign subsidiaries in operations outside the United States.

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

Summarized financial information by theater based on the Company’s internal management system, is as follows (in millions):

	Three Months Ended		Nine Months Ended
	April 28, 2007	April 29, 2006	April 28, 2007	April 29, 2006
Net sales:
United States and Canada (1)	$4,843	$4,138	$14,126	$11,258
European Markets	1,966	1,595	5,410	4,496
Emerging Markets	839	604	2,481	1,760
Asia Pacific	900	648	2,502	2,003
Japan	318	337	970	983

Total	$8,866	$7,322	$25,489	$20,500

Gross margin:
United States and Canada	$3,047	$2,642	$8,870	$7,361
European Markets	1,269	1,037	3,530	3,028
Emerging Markets	530	395	1,610	1,209
Asia Pacific	578	413	1,585	1,308
Japan	223	239	673	696

Total	$5,647	$4,726	$16,268	$13,602

(1)

Net sales in the United States were $4.6 billion and $3.9 billion for the three months ended April 28, 2007 and April 29, 2006, respectively. Net sales in the United States were $13.3 billion and $10.7 billion for the nine months ended April 28, 2007 and April 29, 2006, respectively.

The following table presents net sales for groups of similar products and services (in millions):

	Three Months Ended		Nine Months Ended
	April 28, 2007	April 29, 2006	April 28, 2007	April 29, 2006
Net sales:
Routers	$1,766	$1,519	$5,035	$4,356
Switches	3,089	2,691	9,132	7,999
Advanced technologies	2,072	1,529	5,862	3,825
Other	554	416	1,491	1,003

Product	7,481	6,155	21,520	17,183
Service	1,385	1,167	3,969	3,317

Total	$8,866	$7,322	$25,489	$20,500

The Company refers to some of its products and technologies as advanced technologies. As of April 28, 2007, the Company had identified the following advanced technologies for particular focus: application networking services, home networking, hosted small-business systems, security, storage area networking, unified communications, video systems, and wireless technology. The Company continues to identify additional advanced technologies for focus and investment in the future, and the Company’s investments in some previously identified advanced technologies may be curtailed or eliminated depending on market developments. Beginning in the first quarter of fiscal 2007, sales of optical networking products, which were previously included in the advanced technologies product category, are included in the other product category, and prior period amounts have been reclassified in order to conform to the current period’s presentation.

The majority of the Company’s assets as of April 28, 2007 and July 29, 2006 were attributable to its U.S. operations. For the three and nine months ended April 28, 2007 and April 29, 2006, no single customer accounted for 10% or more of the Company’s net sales.

Property and equipment information is based on the physical location of the assets. The following table presents property and equipment information for geographic areas (in millions):

	April 28, 2007	July 29, 2006
Property and equipment, net:
United States	$3,294	$3,082
International	401	358

Total	$3,695	$3,440

13.	Net Income per Share

The following table presents the calculation of basic and diluted net income per share (in millions, except per-share amounts):

	Three Months Ended		Nine Months Ended
	April 28, 2007	April 29, 2006	April 28, 2007	April 29, 2006
Net income	$1,874	$1,400	$5,403	$4,036

Weighted-average shares — basic	6,034	6,160	6,052	6,184
Effect of dilutive potential common shares	210	129	203	116

Weighted-average shares — diluted	6,244	6,289	6,255	6,300

Net income per share — basic	$0.31	$0.23	$0.89	$0.65

Net income per share — diluted	$0.30	$0.22	$0.86	$0.64

Antidilutive employee stock options	480	1,010	543	1,027

14.	Pending Business Combinations

On January 4, 2007, the Company announced a definitive agreement to acquire privately held IronPort Systems, Inc. (“IronPort”), a provider of messaging security appliances focusing on enterprise spam and spyware protection. The announced estimated aggregate consideration for this acquisition is $830 million in cash, stock, and stock options assumed. The acquisition is expected to close in the fourth quarter of fiscal 2007 and will be accounted for under the purchase method of accounting.

On March 15, 2007, the Company announced a definitive agreement to acquire WebEx Communications, Inc. (“WebEx”). WebEx is a provider of on-demand collaboration applications. WebEx’s network-based solution for delivering business-to-business collaboration extends the Company’s unified communications portfolio, particularly within the small to medium-sized business (SMB) market. Under the terms of the agreement, Cisco commenced a cash tender offer to purchase all of the outstanding shares of WebEx for $57 per share and will assume outstanding share-based awards, for an aggregate purchase price of approximately $3.2 billion. The tender offer expired on May 21, 2007, and the acquisition is expected to close in late May 2007. The acquisition will be accounted for under the purchase method of accounting.

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

Overview

Our results for the third quarter and first nine months of fiscal 2007 reflected increases in net sales, net income, and net income per diluted share from the corresponding periods of fiscal 2006, as we have continued to achieve a good balance in year-over-year revenue growth from our four largest geographic theaters, our customer markets, and our product families, which we believe is attributable in part to the successful implementation of our strategy. Net income increased by 34% during the third quarter and first nine months of fiscal 2007 compared to the corresponding periods of fiscal 2006, while net income per diluted share increased by 36% and 34% during the third quarter and first nine months of fiscal 2007, respectively, compared to the corresponding periods of fiscal 2006.

In February 2006, we completed the acquisition of Scientific-Atlanta, a provider of set-top boxes, end-to-end video distribution networks, and video integration systems. With this acquisition, we have enhanced our video capabilities and this enables the convergence of data, voice and video technologies. We believe that video applications have the potential to provide accelerating momentum resulting in growth of both bandwidth and set-top boxes, and we believe Scientific-Atlanta may enable us to have further strategic business relationships with key service provider customers and to reach a broad range of consumers with our enhanced product line. The results for the third quarter and first nine months of fiscal 2007 include the results of Scientific-Atlanta, compared with the results for fiscal 2006 which reflect Scientific-Atlanta’s contribution subsequent to the February 24, 2006 acquisition date.

Revenue

Net sales increased by 21% and 24% during the third quarter and first nine months of fiscal 2007, respectively, compared to the corresponding periods of fiscal 2006. Revenue increased in our four largest geographic theaters in the third quarter and first nine months of fiscal 2007 compared to the corresponding periods of fiscal 2006, primarily in the service provider, commercial, and enterprise markets.

Sales of our advanced technologies, which represented the largest portion of the increase in net product sales during the third quarter and first nine months of fiscal 2007, increased by approximately 36% and 53%, respectively, over the corresponding periods of fiscal 2006. The increase in sales of advanced technologies during the third quarter and first nine months of fiscal 2007 was due to the additional contribution of Scientific-Atlanta, and also due to strength in sales of our unified communications, security, wireless, and storage products. For the third quarter and first nine months of fiscal 2007, we experienced strength in routing, led by our high-end routers, and switching, led by our fixed-configuration and modular switches.

Operating Margin

For the third quarter and first nine months of fiscal 2007, the decrease in our gross margin percentage compared to the corresponding periods of fiscal 2006 primarily related to the net sales from Scientific-Atlanta, whose business model has a lower gross margin percentage than the Cisco model. Operating expenses increased during the third quarter and first nine months of fiscal 2007 compared to the corresponding periods of fiscal 2006 primarily due to expenses related to increased investments in headcount, but decreased as a percentage of revenue.

Other Financial Highlights

During the first nine months of fiscal 2007, we generated cash flows from operations of $7.4 billion. Our cash and cash equivalents and investments were $22.3 billion at the end of the third quarter of fiscal 2007, compared with $17.8 billion at the end of fiscal 2006. The increase in cash and cash equivalents and investments is in anticipation of the completion of our previously announced acquisitions of WebEx and IronPort. We used $6.3 billion of cash to repurchase 243 million shares of our common stock during the first nine months of fiscal 2007. Days sales outstanding in accounts receivable (DSO) at the end of the third quarter of fiscal 2007 improved to 33 days, compared to 38 days at the end of fiscal 2006. Our inventory balance was $1.3 billion at the end of the third quarter of fiscal 2007, compared to $1.4 billion at the end of fiscal 2006. Annualized inventory turns were 8.8 in the third quarter of fiscal 2007 as compared to 8.5 in the fourth quarter of fiscal 2006. Our purchase commitments were $2.6 billion at the end of the third quarter of fiscal 2007, compared to $2.0 billion at the end of fiscal 2006.

Focus Areas

We have continued to focus particular attention on the commercial market; additional sales coverage; growing and expanding our advanced technologies; evolving our support model; and expanding our presence in the Emerging Markets theater. In addition to these areas, we expect to continue to focus on next-generation service provider network build-outs, strengthening our product offerings in the consumer market, and providing more comprehensive solutions to our customers as they employ Internet solutions. The investments we have made and our architectural approach are based on the belief that “Web 2.0,” the technologies that enable user collaboration, and the increased use of the network as the platform for all forms of communications and information technology will create new market opportunities for us. We believe the industry is evolving to enable personal and business process collaboration enabled by “Web 2.0,” as part of the second major phase of the Internet.

We also have been focusing on expanding our service model. Compared to the corresponding periods in fiscal 2006, our net service revenue increased by approximately 19% and 20% during the third quarter and first nine months of fiscal 2007, respectively, with service gross margins of 61.4% and 62.4% during the respective periods. Our service and support strategy seeks to capitalize on increased globalization, and we believe this, along with our architectural approach, has the potential to further differentiate us from competitors.

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

Contracts, Internet commerce agreements, and customer purchase orders are generally used to determine the existence of an arrangement. Shipping documents and customer acceptance, when applicable, are used to verify delivery. We assess whether the fee is fixed or determinable based on the payment terms associated with the transaction and whether the sales price is subject to refund or adjustment. We assess collectibility based primarily on the creditworthiness of the customer as determined by credit checks and analysis, as well as the customer’s payment history. When a sale involves multiple elements, such as sales of products that include services, the entire fee from the arrangement is allocated to each respective element based on its relative fair value and recognized when revenue recognition criteria for each element are met. The amount of product and service revenue recognized is impacted by our judgment as to whether an arrangement includes multiple elements and, if so, whether vendor-specific objective evidence of fair value exists. Changes to the elements in an arrangement and our ability to establish vendor-specific objective evidence for those elements could affect the timing of the revenue recognition. Our total deferred revenue for products was $1.9 billion and $1.6 billion as of April 28, 2007 and July 29, 2006, respectively. Technical support services revenue is deferred and recognized ratably over the period during which the services are to be performed, which is typically from one to three years. Advanced services revenue is recognized upon delivery or completion of performance. Our total deferred revenue for services was $4.4 billion and $4.1 billion as of April 28, 2007 and July 29, 2006, respectively.

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

Allowance for Doubtful Accounts and Sales Returns

Our accounts receivable balance, net of allowance for doubtful accounts, was $3.2 billion and $3.3 billion as of April 28, 2007 and July 29, 2006, respectively. The allowance for doubtful accounts was $172 million, or 5.0% of the gross accounts receivable balance, as of April 28, 2007, and $175 million, or 5.0% of the gross accounts receivable balance, as of July 29, 2006. The allowance is based on our assessment of the collectibility of customer accounts. We regularly review the allowance by considering factors such as historical experience, credit quality, age of the accounts receivable balances, and current economic conditions that may affect a customer’s ability to pay.

Our provision for doubtful accounts was $6 million and $22 million for the first nine months of fiscal 2007 and 2006, respectively. If a major customer’s creditworthiness deteriorates, or if actual defaults are higher than our historical experience, or if other circumstances arise, our estimates of the recoverability of amounts due to us could be overstated, and additional allowances could be required, which could have an adverse impact on our revenue.

A reserve for future sales returns is established based on historical trends in product return rates. The reserve for future sales returns as of April 28, 2007 and July 29, 2006 was $85 million and $80 million, respectively, and was recorded as a reduction of our accounts receivable. If the actual future returns were to deviate from the historical data on which the reserve had been established, our revenue could be adversely affected.

Inventory Valuation and Liability for Purchase Commitments with Contract Manufacturers and Suppliers

Our inventory balance was $1.3 billion and $1.4 billion as of April 28, 2007 and July 29, 2006, respectively. The valuation of inventory requires us to write down inventory based on excess and obsolete inventories determined primarily by future demand forecasts. Inventory write-downs are measured as the difference between the cost of the inventory and market based upon assumptions about future demand and are charged to the provision for inventory, which is a component of our cost of sales. At the point of the loss recognition, a new, lower cost basis for that inventory is established, and subsequent changes in facts and circumstances do not result in the restoration or increase in that newly established cost basis.

In addition, we record a liability for firm, noncancelable, and unconditional purchase commitments with contract manufacturers and suppliers for quantities in excess of our future demand forecasts consistent with the valuation of our inventory. As of April 28, 2007, the liability for these purchase commitments was $161 million, compared to $148 million as of July 29, 2006, and was included in other accrued liabilities. In the third quarter of fiscal 2006, we began the initial implementation of the lean manufacturing model. Lean manufacturing is an industry-standard model that seeks to drive efficiency and flexibility in manufacturing processes and in the broader supply chain. We expect to complete our implementation of the lean manufacturing model in early fiscal 2008.

Our total provision for inventory was $173 million and $125 million for the first nine months of fiscal 2007 and 2006, respectively. The amount recorded to cost of sales for purchase commitments was $24 million and $47 million for the first nine months of fiscal 2007 and 2006, respectively. If there were to be a sudden and significant decrease in demand for our products, or if there were a higher incidence of inventory obsolescence because of rapidly changing technology and customer requirements, we could be required to increase our inventory write-downs and our liability for purchase commitments, and our gross margin could be adversely affected. Inventory and supply chain management remains an area of focus as we balance the need to maintain supply chain flexibility to ensure competitive lead times with the risk of inventory obsolescence.

Warranty Costs

The liability for product warranties, included in other accrued liabilities, was $338 million as of April 28, 2007, compared to $309 million as of July 29, 2006. See Note 8 to the Consolidated Financial Statements. Our products are generally covered by a warranty for periods ranging from 90 days to five years, and for some products we provide a limited lifetime warranty. We accrue for warranty costs as part of our cost of sales based on associated material costs, technical support labor costs, and associated overhead. Material cost is estimated based primarily upon historical trends in the volume of product returns within the warranty period and the cost to repair or replace the equipment. Technical support labor cost is estimated based primarily upon historical trends in the rate of customer cases and the cost to support the customer cases within the warranty period. Overhead cost is applied based on estimated time to support warranty activities.

The provision for product warranties issued during the first nine months of fiscal 2007 and 2006 was $370 million and $283 million, respectively. The increase in the provision for product warranties was due to higher warranty claims related to higher shipment volume of our products. If we experience an increase in warranty claims compared with our historical experience, or if the cost of servicing warranty claims is greater than the expectations on which the accrual has been based, our gross margin could be adversely affected.

Share-Based Compensation Expense

On July 31, 2005, we adopted SFAS 123(R) which requires the measurement and recognition of compensation expense for all share-based payment awards made to our employees and directors including employee stock options, employee stock purchases, and employee restricted stock and restricted stock units, based on estimated fair values. Share-based compensation expense recognized under SFAS 123(R) was as follows (in millions):

	Three Months Ended		Nine Months Ended
	April 28, 2007	April 29, 2006	April 28, 2007	April 29, 2006
Employee share-based compensation expense	$237	$261	$709	$839
Share-based compensation expense related to acquisitions and investments	8	23	27	75

Total	$245	$284	$736	$914

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

	Three Months Ended		Nine Months Ended
	April 28, 2007	April 29, 2006	April 28, 2007	April 29, 2006
Weighted-average assumptions:
Expected volatility	26.3%	22.4%	25.8%	23.6%
Risk-free interest rate	4.6%	4.7%	4.6%	4.2%
Expected dividend	0.0%	0.0%	0.0%	0.0%
Kurtosis	4.6	4.3	4.5	4.2
Skewness	(0.80)	(0.67)	(0.80)	(0.61)

Weighted-average estimated value	$8.21	$5.78	$7.01	$5.07

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

Investment Impairments

Our publicly traded equity securities are reflected in the Consolidated Balance Sheets at a fair value of $1.1 billion as of April 28, 2007, compared to $712 million as of July 29, 2006. See Note 6 to the Consolidated Financial Statements. We recognize an impairment charge when the declines in the fair values of our publicly traded equity securities below their cost basis are judged to be other-than-temporary. The ultimate value realized on these equity securities, to the extent unhedged, is subject to market price volatility until they are sold. We consider various factors in determining whether we should recognize an impairment charge, including the length of time and extent to which the fair value has been less than our cost basis, the financial condition and near-term prospects of the investee, and our intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value. Our ongoing consideration of these factors could result in additional impairment charges in the future, which could adversely affect our net income. There were no impairment charges on investments in publicly held companies during the first nine months of fiscal 2007 or fiscal 2006.

We also have investments in privately held companies, some of which are in the startup or development stages. As of April 28, 2007, our investments in privately held companies were $641 million, compared to $574 million as of July 29, 2006, and were included in other assets. See Note 4 to the Consolidated Financial Statements. We monitor these investments for impairment and make appropriate reductions in carrying values if we determine an impairment charge is required, based primarily on the financial condition and near-term prospects of these companies. These investments are inherently risky because the markets for the technologies or products these companies are developing are typically in the early stages and may never materialize. There were no impairment charges on investments in privately held companies during the third quarter of fiscal 2007. Our impairment charges on investments in privately held companies were $2 million during the third quarter of fiscal 2006, and were $14 million and $13 million during the first nine months of fiscal 2007 and fiscal 2006, respectively.

Goodwill Impairments

Our methodology for allocating the purchase price relating to purchase acquisitions is determined through established valuation techniques. Goodwill is measured as the excess of the cost of acquisition over the sum of the amounts assigned to tangible and identifiable intangible assets acquired less liabilities assumed. We perform goodwill impairment tests on an annual basis and between annual tests in certain circumstances for each reporting unit. The goodwill recorded in the Consolidated Balance Sheets as of April 28, 2007 and July 29, 2006 was $9.5 billion and $9.2 billion, respectively. In response to changes in industry and market conditions, we could be required to strategically realign our resources and consider restructuring, disposing of, or otherwise exiting businesses, which could result in an impairment of goodwill. There was no impairment of goodwill in the first nine months of fiscal 2007 or fiscal 2006.

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

Our effective tax rates differ from the statutory rate primarily due to acquisition-related costs, share-based compensation, R&D tax credits, state taxes, and the tax impact of foreign operations. The effective tax rate was 22.5% in the third quarter of fiscal 2007 and 22.0% for the first nine months of fiscal 2007. The effective tax rate was 22.7% in the third quarter of fiscal 2006 and 26.4% for the first nine months of fiscal 2006.

Our future effective tax rates could be subject to volatility or adversely affected by earnings being lower than anticipated in countries which have lower statutory rates and higher than anticipated in countries which have higher statutory rates; by changes in the valuation of our deferred tax assets and liabilities; by expiration of or lapses in the R&D tax credit laws; by transfer pricing adjustments related to certain acquisitions including the license of acquired intangibles under our intercompany R&D cost sharing arrangement; by tax effects of stock-based compensation; by costs related to intercompany restructurings; or by changes in tax laws, regulations, accounting principles, or interpretations thereof. In addition, we are subject to the continuous examination of our income tax returns by the Internal Revenue Service and other tax authorities. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes.

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

Net Sales

The following table presents the breakdown of net sales between product and service revenue (in millions, except percentages):

	Three Months Ended				Nine Months Ended
	April 28, 2007	April 29, 2006	Variance in Dollars	Variance in Percent	April 28, 2007	April 29, 2006	Variance in Dollars	Variance in Percent
Net sales:
Product	$7,481	$6,155	$1,326	21.5%	$21,520	$17,183	$4,337	25.2%
Service	1,385	1,167	218	18.7%	3,969	3,317	652	19.7%

Total	$8,866	$7,322	$1,544	21.1%	$25,489	$20,500	$4,989	24.3%

Net sales, which include product and service revenue, for each theater are summarized in the following table (in millions, except percentages):

	Three Months Ended				Nine Months Ended
	April 28, 2007	April 29, 2006	Variance in Dollars	Variance in Percent	April 28, 2007	April 29, 2006	Variance in Dollars	Variance in Percent
Net sales:
United States and Canada	$4,843	$4,138	$705	17.0%	$14,126	$11,258	$2,868	25.5%
Percentage of net sales	54.5%	56.5%			55.5%	54.9%
European Markets	1,966	1,595	371	23.3%	5,410	4,496	914	20.3%
Percentage of net sales	22.2%	21.8%			21.2%	21.9%
Emerging Markets	839	604	235	38.9%	2,481	1,760	721	41.0%
Percentage of net sales	9.5%	8.2%			9.7%	8.6%
Asia Pacific	900	648	252	38.9%	2,502	2,003	499	24.9%
Percentage of net sales	10.2%	8.9%			9.8%	9.8%
Japan	318	337	(19)	(5.6)%	970	983	(13)	(1.3)%
Percentage of net sales	3.6%	4.6%			3.8%	4.8%

Total	$8,866	$7,322	$1,544	21.1%	$25,489	$20,500	$4,989	24.3%

The increase in net product sales occurred across our four largest geographic theaters, as we experienced increased information technology-related capital spending in our service provider, enterprise, and commercial markets. Our net product sales also benefited from our entry into new markets and development of adjacent product offerings, and the additional contribution of Scientific-Atlanta during the third quarter and first nine months of fiscal 2007. Scientific-Atlanta’s net product sales for each theater and service revenue are summarized in the following table (in millions):

	Three Months Ended		Nine Months Ended
	April 28, 2007	April 29, 2006	April 28, 2007	April 29, 2006
Scientific-Atlanta:
United States and Canada	$548	$309	$1,458	$309
European Markets	104	31	250	31
Emerging Markets	45	36	111	36
Asia Pacific	19	9	53	9
Japan	2	1	7	1

Total product sales	718	386	1,879	386
Service	34	21	96	21

Total	$752	$407	$1,975	$407

Scientific-Atlanta’s net product sales and service revenue in the above table reflect the contribution of Scientific-Atlanta subsequent to the February 24, 2006 acquisition date.

Net Product Sales by Theater

The following table presents the breakdown of net product sales by theater (in millions, except percentages):

	Three Months Ended				Nine Months Ended
	April 28, 2007	April 29, 2006	Variance in Dollars	Variance in Percent	April 28, 2007	April 29, 2006	Variance in Dollars	Variance in Percent
Net product sales:
United States and Canada	$3,876	$3,339	$537	16.1%	$11,345	$8,953	$2,392	26.7%
Percentage of net product sales	51.9%	54.3%			52.7%	52.1%
European Markets	1,760	1,391	369	26.5%	4,822	3,960	862	21.8%
Percentage of net product sales	23.5%	22.6%			22.4%	23.0%
Emerging Markets	762	557	205	36.8%	2,271	1,630	641	39.3%
Percentage of net product sales	10.2%	9.0%			10.6%	9.5%
Asia Pacific	803	572	231	40.4%	2,226	1,780	446	25.1%
Percentage of net product sales	10.7%	9.3%			10.3%	10.4%
Japan	280	296	(16)	(5.4)%	856	860	(4)	(0.5)%
Percentage of net product sales	3.7%	4.8%			4.0%	5.0%

Total	$7,481	$6,155	$1,326	21.5%	$21,520	$17,183	$4,337	25.2%

United States and Canada

The increase in net product sales in the United States and Canada theater during the third quarter and first nine months of fiscal 2007 compared to the corresponding periods of fiscal 2006 was due to an increase in net product sales in the service provider market, growth in the commercial market, and the additional contribution of Scientific-Atlanta. During the third quarter and first nine months of fiscal 2007, the enterprise market grew at a slower rate than the service provider and commercial markets.

European Markets

The increase in net product sales in the European Markets theater during the third quarter and first nine months of fiscal 2007 compared to the corresponding periods of fiscal 2006 was due to balanced improvement in net product sales across most of our customer markets and geographic areas, led by the enterprise market throughout the European Markets theater. During the third quarter and the first nine months of fiscal 2007, net product sales in the United Kingdom, France and Germany increased from the corresponding periods in fiscal 2006.

Emerging Markets

Net product sales in the Emerging Markets theater increased during the third quarter and first nine months of fiscal 2007 compared to the corresponding periods of fiscal 2006 primarily as a result of continued product deployment by service providers and growth in the enterprise and commercial markets as customers continue to adopt our architectural platform, led by strength in Eastern Europe, the Middle East and Africa, and Russia and the Commonwealth of Independent States (CIS).

Asia Pacific

The increase in net product sales in the Asia Pacific theater during the third quarter and first nine months of fiscal 2007 was attributable to growth in the commercial, enterprise, and service provider markets. Within the Asia Pacific theater, Australia, China, and India had strong growth during the third quarter and the first nine months of fiscal 2007. South Korea experienced strong growth during the third quarter of fiscal 2007 compared to the third quarter of fiscal 2006.

Japan

Net product sales in the Japan theater declined slightly in the third quarter and first nine months of fiscal 2007 compared to the corresponding periods in fiscal 2006.

Net Product Sales by Groups of Similar Products

The following table presents net sales for groups of similar products (in millions, except percentages):

	Three Months Ended				Nine Months Ended
	April 28, 2007	April 29, 2006	Variance in Dollars	Variance in Percent	April 28, 2007	April 29, 2006	Variance in Dollars	Variance in Percent
Net product sales:

Routers	$1,766	$1,519	$247	16.3%	$5,035	$4,356	$679	15.6%
Percentage of net product sales	23.6%	24.7%			23.5%	25.4%
Switches	3,089	2,691	398	14.8%	9,132	7,999	1,133	14.2%
Percentage of net product sales	41.3%	43.7%			42.4%	46.5%
Advanced technologies	2,072	1,529	543	35.5%	5,862	3,825	2,037	53.3%
Percentage of net product sales	27.7%	24.8%			27.2%	22.3%
Other	554	416	138	33.2%	1,491	1,003	488	48.7%
Percentage of net product sales	7.4%	6.8%			6.9%	5.8%

Total	$7,481	$6,155	$1,326	21.5%	$21,520	$17,183	$4,337	25.2%

Routers

The increase in net product sales related to routers in the third quarter and first nine months of fiscal 2007 compared to the corresponding periods of fiscal 2006 was primarily due to higher sales of our high-end routers, with strength in our Cisco CRS-1 Carrier Routing System, Cisco 7600 Series, and Cisco XR 12000 and 12000 Series products. Sales of our high-end routers, which represent a larger proportion of our total router sales compared to midrange and low-end routers, increased by approximately $235 million and $645 million in the third quarter and first nine months of fiscal 2007, respectively, compared to the corresponding periods of fiscal 2006. Our high-end router sales are primarily to service providers, which tend to make large and sporadic purchases. We believe that the increase in high-end router sales is attributable to service providers continuing to scale network capacity to accommodate actual and projected increases in video, voice, and data traffic.

Switches

The increase in net product sales related to switches in the third quarter and first nine months of fiscal 2007 was due primarily to higher sales of local-area network (LAN) fixed-configuration switches, which increased during the third quarter and first nine months of fiscal 2007 by approximately $250 million and $740 million, respectively, compared to the corresponding periods in fiscal 2006. Sales of LAN modular switches also increased during both periods compared to the corresponding periods in fiscal 2006. The increase in sales of LAN switches was a result of the continued adoption by our customers of new technologies, including Gigabit Ethernet, 10 Gigabit Ethernet and Power over Ethernet. This has resulted in higher sales of fixed-configuration switches, including the Cisco Catalyst 3750 Series, the Cisco Catalyst 2960 Series, the Cisco Catalyst 3560 Series, and our high-end modular switches, the Cisco Catalyst 6500 Series, as new technologies are deployed throughout our customers’ networks from the core to the wiring closet. Additionally, growth in advanced technologies such as unified communications and wireless LAN creates demand for LAN fixed-configuration and modular switching infrastructure as additional endpoints are added to the network.

Advanced Technologies

The increase in net product sales related to advanced technologies in the third quarter and first nine months of fiscal 2007 compared to the corresponding periods in fiscal 2006 was due primarily to:

•

Video systems, which include solutions and systems designed to enable video-specific delivery systems for service providers, increased by approximately $230 million and $1.1 billion during the third quarter and first nine months of fiscal 2007, respectively. The increases were attributable to several factors including Scientific-Atlanta product sales only being included subsequent to the February 24, 2006 acquisition date, an increase in the demand for high-definition (HD) set-tops, network upgrades, international expansion, and the new Federal Communications Commission (FCC) requirements effective July 1, 2007, which will require separable security for set-top boxes sold in the United States. We believe that the new FCC requirements had a positive impact on our sales of video systems in the third quarter and the first nine months of fiscal 2007; however, at this time we are not able to quantify the effect of the new requirements on the increase in sales compared to the prior periods.

•

Unified communications sales increased by approximately $115 million and $290 million during the third quarter and first nine months of fiscal 2007, respectively, primarily due to sales of IP phones and associated software as our customers continued to transition from an analog-based to an IP-based infrastructure.

•

Home networking product sales increased by approximately $25 million and $245 million during the third quarter and first nine months of fiscal 2007, respectively. Scientific-Atlanta contributed approximately $20 million and $170 million of the increase in home networking product sales during the third quarter and first nine months of fiscal 2007, respectively.

•

Sales of security products increased by approximately $75 million and $155 million during the third quarter and first nine months of fiscal 2007, respectively, primarily due to module and line card sales related to our routers and LAN modular switches as customers continued to emphasize network security and our next-generation adaptive security appliance product, which integrates multiple technologies including virtual private network (VPN), firewall, and intrusion prevention services on one platform.

•

Sales of wireless LAN products increased by approximately $30 million and $150 million during the third quarter and first nine months of fiscal 2007, respectively, primarily due to new customers, continued deployments with existing customers, and the adoption of our unified architecture platform.

•	Sales of storage area networking products increased by approximately $40 million and $90 million during the third quarter and first nine months of fiscal 2007, respectively.

•

Application networking services, which was identified as an advanced technology in the second quarter of fiscal 2006, increased by $30 million and $60 million during the third quarter and first nine months of fiscal 2007, respectively.

Other Product Revenue

The increase in other product revenue during the third quarter and first nine months of fiscal 2007 compared to the corresponding periods in fiscal 2006 was due primarily to:

•

Sales of optical networking products, which increased by approximately $55 million and $245 million during the third quarter and first nine months of fiscal 2007, respectively, with approximately $30 million and $135 million of the increase in sales during the third quarter and first nine months of fiscal 2007, respectively, being related to Scientific-Atlanta. Our sales of optical networking products were previously included in our advanced technologies product category and prior period amounts have been reclassified to conform to the current period’s presentation.

•

The Scientific-Atlanta contribution to other product revenue, excluding optical networking products, increased by approximately $50 million and $135 million during the third quarter and first nine months of fiscal 2007, respectively.

•	Increased sales of IP-based communications solutions to service providers.

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

Net product sales may also be adversely affected by fluctuations in demand for our products, especially with respect to Internet businesses and telecommunications service providers, price and product competition in the communications and information technology industry, introduction and market acceptance of new technologies and products, adoption of new networking standards, and financial difficulties experienced by our customers. We may, from time to time, experience manufacturing issues that create a delay in our suppliers’ ability to provide specific components, resulting in delayed shipments. To the extent that manufacturing issues and any related component shortages, including those caused by any possible disruption related to our implementation of the lean manufacturing model, result in delayed shipments in the future, and particularly in periods when we and our suppliers are operating at higher levels of capacity, it is possible that revenue for a quarter could be adversely affected if such matters are not remediated within the same quarter. For additional factors that may impact net product sales, see “Part II, Item 1A. Risk Factors.”

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

Net Service Revenue

The increase in net service revenue during the third quarter and first nine months of fiscal 2007 compared to the corresponding periods of fiscal 2006 was primarily due to increased technical support service contract initiations and renewals associated with higher product sales, which have resulted in a larger installed base of equipment being serviced, and increased revenue from advanced services, which relates to consulting support services for our technologies for specific networking needs. The increase in advanced services revenue during the third quarter and first nine months of fiscal 2007 compared to the corresponding periods of fiscal 2006 was attributable to our revenue growth in the service provider market, the Emerging Markets theater, and advanced technologies.

Gross Margin

The following table presents the gross margin for products and services (in millions, except percentages):

	Three Months Ended				Nine Months Ended
	Amount		Percentage		Amount		Percentage
	April 28, 2007	April 29, 2006	April 28, 2007	April 29, 2006	April 28, 2007	April 29, 2006	April 28, 2007	April 29, 2006
Gross margin:
Product	$4,796	$3,962	64.1%	64.4%	$13,792	$11,465	64.1%	66.7%
Service	851	764	61.4%	65.5%	2,476	2,137	62.4%	64.4%

Total	$5,647	$4,726	63.7%	64.5%	$16,268	$13,602	63.8%	66.4%

The following table presents the gross margin for each theater (in millions, except percentages):

	Three Months Ended				Nine Months Ended
	Amount		Percentage		Amount		Percentage
	April 28, 2007	April 29, 2006	April 28, 2007	April 29, 2006	April 28, 2007	April 29, 2006	April 28, 2007	April 29, 2006
Gross margin:
United States and Canada	$3,047	$2,642	62.9%	63.8%	$8,870	$7,361	62.8%	65.4%
European Markets	1,269	1,037	64.5%	65.0%	3,530	3,028	65.2%	67.3%
Emerging Markets	530	395	63.2%	65.4%	1,610	1,209	64.9%	68.7%
Asia Pacific	578	413	64.2%	63.7%	1,585	1,308	63.3%	65.3%
Japan	223	239	70.1%	70.9%	673	696	69.4%	70.8%

Total	$5,647	$4,726	63.7%	64.5%	$16,268	$13,602	63.8%	66.4%

The decrease in gross margin percentage during the third quarter and first nine months of fiscal 2007 compared to the corresponding periods of fiscal 2006 was due to the change in mix of products sold and higher sales discounts and rebates partially offset by lower manufacturing costs and higher shipment volume. The decrease in service gross margin also contributed to the lower gross margin percentage. The gross margin for the third quarter and first nine months of fiscal 2007 and 2006 reflect the impact of Scientific-Atlanta since the February 24, 2006 acquisition date. The gross margin for each theater is derived from information from our internal management system. The gross margin percentage for a particular theater may fluctuate and period-to-period changes in such margin percentages may not be indicative of a trend for that theater.

Product Gross Margin

The decrease in product gross margin percentage during the third quarter of fiscal 2007 compared to the third quarter of fiscal 2006 was due to the following factors:

•	Changes in the mix of products sold decreased product gross margin percentage by 1.3%, with 1.2% of this decrease related to the mix impact of higher net product sales from Scientific-Atlanta.

•	Sales discounts, rebates, and product pricing decreased product gross margin percentage by 2.2%.

•

Lower overall manufacturing costs related to lower component costs, value engineering and other manufacturing-related costs increased product gross margin percentage by 1.9%. Value engineering is the process by which production costs are reduced through component redesign, board configuration, test processes, and transformation processes.

•	Higher shipment volume, net of certain variable costs, also increased product gross margin percentage by 1.0%.

The effects of lower amortization of purchased intangible assets, share-based compensation expense, and purchase accounting adjustments to inventory increased gross margin by 0.3%.

The decrease in product gross margin percentage during the first nine months of fiscal 2007 compared to the first nine months of fiscal 2006 was due to the following factors:

•

Changes in the mix of products sold decreased product gross margin percentage by 2.7%, with 2.1% of this decrease related to higher net product sales from Scientific-Atlanta due primarily to the inclusion of a full nine months of Scientific-Atlanta sales in fiscal 2007, and the remainder being due to sales of certain switching and routing products.

•	Sales discounts, rebates, and product pricing decreased product gross margin percentage by 2.1%.

•	Lower overall manufacturing costs related to lower component costs, value engineering and other manufacturing-related costs increased product gross margin percentage by 1.4%.

•	Higher shipment volume, net of certain variable costs, increased product gross margin percentage by 0.9%.

The effects of higher amortization of purchased intangible assets, share-based compensation expense, and purchase accounting adjustments to inventory decreased gross margin by 0.1%.

Product gross margin may continue to be adversely affected in the future by: changes in the mix of products sold, including further periods of increased growth of some of our lower-margin products; introduction of new products, including products with price-performance advantages; our ability to reduce production costs; entry into new markets, including markets with different pricing structures and cost structures, by way of internal development or through acquisitions; changes in distribution channels; price competition, including competitors from Asia and especially China; changes in geographic mix; sales discounts; increases in material or labor costs; excess inventory and obsolescence charges, including the effect of lean manufacturing; warranty costs; changes in shipment volume; loss of cost savings due to changes in component pricing; impact of value engineering; inventory holding charges; and how well we execute on our strategy and operating plans.

Service Gross Margin

Our service gross margin percentage in the third quarter and first nine months of fiscal 2007 decreased from the corresponding periods of fiscal 2006, primarily due to strategic investments in headcount as well as advanced services representing a higher proportion of service revenue. Additionally, we have continued to invest in building out our technical support and advanced services capabilities in the Emerging Markets theater.

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

Research and Development, Sales and Marketing, and General and Administrative Expenses

Research and development (R&D), sales and marketing, and general and administrative (G&A) expenses are summarized in the following table (in millions, except percentages):

	Three Months Ended				Nine Months Ended
	April 28, 2007	April 29, 2006	Variance in Dollars	Variance in Percent	April 28, 2007	April 29, 2006	Variance in Dollars	Variance in Percent
Research and development	$1,144	$1,041	$103	9.9%	$3,321	$3,003	$318	10.6%
Percentage of net sales	12.9%	14.2%			13.0%	14.6%
Sales and marketing	1,830	1,547	283	18.3%	5,242	4,431	811	18.3%
Percentage of net sales	20.6%	21.1%			20.6%	21.6%
General and administrative	378	298	80	26.8%	1,082	858	224	26.1%
Percentage of net sales	4.3%	4.1%			4.2%	4.2%

Total	$3,352	$2,886	$466	16.1%	$9,645	$8,292	$1,353	16.3%

Percentage of net sales	37.8%	39.4%			37.8%	40.4%

R&D Expenses

R&D expenses increased for the third quarter and first nine months of fiscal 2007 compared to the corresponding periods of fiscal 2006 primarily due to higher headcount-related expenses reflecting our continued investment in R&D efforts for routers, switches, advanced technologies and other product technologies. R&D expenses included the effect of employee share-based compensation expense which decreased by $11 million and $56 million compared to the third quarter and first nine months of fiscal 2006, respectively. Scientific-Atlanta contributed an additional $28 million and $141 million of R&D expenses for the three and nine months of fiscal 2007, respectively, compared to the corresponding periods of fiscal 2006. We have also continued to purchase or license technology in order to bring a broad range of products to market in a timely fashion. If we believe that we are unable to enter a particular market in a timely manner with internally developed products, we may license technology from other businesses or acquire businesses as an alternative to internal R&D. All of our R&D costs have been expensed as incurred.

Sales and Marketing Expenses

Sales and marketing expenses for the third quarter and first nine months of fiscal 2007 increased compared to the corresponding periods of fiscal 2006 primarily due to an increase in sales expenses of $251 million and $681 million, respectively. Sales expenses increased primarily due to an increase in headcount-related expenses. Scientific-Atlanta contributed an additional $14 million and $82 million of sales and marketing expenses for the three and nine months of fiscal 2007, respectively, compared to the corresponding periods of fiscal 2006. Sales and marketing expenses for the third quarter and first nine months of fiscal 2007 included the effect of employee share-based compensation expense which decreased by $6 million and $46 million, respectively, compared to the corresponding periods of fiscal 2006.

G&A Expenses

G&A expenses for the third quarter of fiscal 2007 increased compared to the third quarter of fiscal 2006 primarily due to increased headcount-related expenses. G&A expenses for the first nine months of fiscal 2007 increased compared to the first nine months of fiscal 2006 primarily due to increased headcount-related expenses and approximately $65 million of real estate-related charges. Scientific-Atlanta contributed an additional $7 million and $55 million of G&A expenses for the three and nine months of fiscal 2007, respectively, compared to the corresponding periods of fiscal 2006.

Headcount

Our headcount increased by 6,864 employees during the first nine months of fiscal 2007, reflecting the investment in sales and R&D described above and also reflecting increases in investments in our service business and our Juarez, Mexico manufacturing facility. Our headcount is expected to increase, as we continue to focus on the commercial market; additional sales coverage; growing and expanding our advanced technologies; our evolving support model; expanding our presence in the Emerging Markets theater; next-generation service provider network build-outs; strengthening our product offerings in the consumer market; and providing more comprehensive solutions to our customers as they employ Internet solutions. As a result, if we do not achieve the benefits anticipated from these investments, our operating results may be adversely affected.

Employee Share-Based Compensation Expense

Employee share-based compensation expense under SFAS 123(R) was as follows (in millions):

	Three Months Ended		Nine Months Ended
	April 28, 2007	April 29, 2006	April 28, 2007	April 29, 2006
Cost of sales—product	$10	$11	$33	$41
Cost of sales—service	25	28	79	90

Employee share-based compensation expense in cost of sales	35	39	112	131

Research and development	75	86	223	279
Sales and marketing	101	107	294	340
General and administrative	26	29	80	89

Employee share-based compensation expense in operating expenses	202	222	597	708

Total employee share-based compensation expense	$237	$261	$709	$839

Share-based compensation expense included compensation expense for share-based payment awards granted prior to, but not yet vested, as of July 30, 2005 based on the grant date fair value using the Black-Scholes model, and compensation expense for share-based payment awards granted subsequent to July 30, 2005 based on the grant date fair value using the lattice-binomial model. In conjunction with the adoption of SFAS 123(R), we changed our method of attributing the value of share-based compensation to expense from the accelerated multiple-option approach to the straight-line single-option method. Compensation expense for all share-based payment awards granted on or prior to July 30, 2005 is recognized using the accelerated multiple-option approach while compensation expense for all share-based payment awards granted subsequent to July 30, 2005 is recognized using the straight-line single-option method. The decrease in employee share-based compensation expense during the third quarter and first nine months of fiscal 2007 compared to the corresponding periods of fiscal 2006 was consistent with the change in the attribution method upon the adoption of SFAS 123(R).

Amortization of Purchased Intangible Assets and In-Process Research and Development

The following table presents the amortization of purchased intangible assets and in-process R&D (in millions):

	Three Months Ended		Nine Months Ended
	April 28, 2007	April 29, 2006	April 28, 2007	April 29, 2006
Amortization of purchased intangible assets included in operating expenses	$97	$99	$298	$214
In-process research and development	$1	$88	$7	$90

The increase in the amortization of purchased intangible assets included in operating expenses for the first nine months of fiscal 2007 compared to the first nine months of fiscal 2006 was primarily due to the additional amortization of purchased intangible assets related to Scientific-Atlanta. For additional information regarding purchased intangibles, see Note 3 to the Consolidated Financial Statements. Our methodology for allocating the purchase price, relating to purchase acquisitions, to in-process R&D is determined through established valuation techniques. The decrease in in-process R&D during the third quarter and first nine months of fiscal 2007 compared to the corresponding periods of fiscal 2006 was related to $88 million of in-process R&D recorded in connection with the acquisition of Scientific-Atlanta during the third quarter of fiscal 2006. See Note 3 to the Consolidated Financial Statements for additional information regarding the acquisitions completed in the first nine months of fiscal 2007 and the in-process R&D recorded for these acquisitions. In-process R&D was expensed upon acquisition because technological feasibility had not been established and no future alternative uses existed.

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

The following table summarizes the key assumptions underlying the valuation for our purchase acquisitions completed in the first nine months of fiscal 2007 for which in-process R&D was recorded (in millions, except percentages):

	In-Process R&D Expense	Estimated Cost to Complete Technology at Time of Acquisition	Risk-Adjusted Discount Rate for In-Process R&D
Arroyo Video Solutions, Inc.	$3	$5	30.0%
Reactivity, Inc.	1	1	16.0%
Other	3	1	36.0%

Total	$7	$7

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

Interest Income, Net

The components of interest income, net, are as follows (in millions):

	Three Months Ended		Nine months Ended
	April 28, 2007	April 29, 2006	April 28, 2007	April 29, 2006
Interest income	$283	$202	$801	$524
Interest expense	(94)	(60)	(283)	(60)

Total	$189	$142	$518	$464

The increase in interest income during the third quarter and first nine months of fiscal 2007 compared to the corresponding periods of fiscal 2006 was primarily due to higher average interest rates on our portfolio of cash and cash equivalents and fixed income securities, and higher average balances. The increase in interest expense in the third quarter and first nine months of fiscal 2007 compared to the corresponding periods of fiscal 2006 was due to interest expense on the $6.5 billion in senior unsecured notes subsequent to the issuance date in February 2006. All periods include the effect of $6.0 billion of interest rate swaps. The effect of the interest rate swaps is to convert fixed-rate interest expense to floating-rate interest expense based on LIBOR.

Other Income, Net

The components of other income, net, are as follows (in millions):

	Three Months Ended		Nine months Ended
	April 28, 2007	April 29, 2006	April 28, 2007	April 29, 2006
Net gains on investments in fixed income and publicly traded equity securities	$64	$34	$191	$20
Net (losses) gains on investments in privately held companies	(9)	21	(23)	67
Impairment charges on investments in privately held companies	—	(2)	(14)	(13)

Net gains and impairment charges on investments	55	53	154	74
Other	(22)	(36)	(60)	(57)

Total	$33	$17	$94	$17

Provision for Income Taxes

The effective tax rate was 22.5% for the third quarter of fiscal 2007, compared to 22.7% for the third quarter of fiscal 2006, and 22.0% for the first nine months of fiscal 2007, compared to 26.4% for the first nine months of fiscal 2006.

In December 2006, the Tax Relief and Health Care Act of 2006 reinstated the U.S. federal R&D tax credit, retroactive to January 1, 2006. The tax provision rate for the first nine months of fiscal 2007 included a tax benefit relating to the reinstatement of the U.S. federal R&D tax credit, including $60 million related to fiscal 2006 R&D expenses. The decrease in the effective rate also reflects a benefit from an increase in foreign income taxed at other than U.S. rates. The effective tax rate differs from the statutory rate primarily due to acquisition-related costs, share-based compensation, R&D tax credits, state taxes, and the tax impact of foreign operations.

The tax provision rates for the third quarter and first nine months of fiscal 2006 included a benefit of approximately $124 million from the favorable settlement of a tax audit in a foreign jurisdiction.

On October 22, 2004, the American Jobs Creation Act of 2004 (the “Jobs Creation Act”) was signed into law. The Jobs Creation Act created a temporary incentive for U.S. corporations to repatriate accumulated income earned abroad by providing an 85 percent dividends received deduction for certain dividends from controlled foreign corporations. In the first quarter of fiscal 2006, we distributed cash from our foreign subsidiaries and reported an extraordinary dividend (as defined in the Jobs Creation Act) of $1.2 billion and a related tax liability of approximately $63 million in our fiscal 2006 federal income tax return. This amount was previously provided for in the provision for income taxes and is included in income taxes payable.

Our future effective tax rates could be subject to volatility or adversely affected by earnings being lower than anticipated in countries which have lower statutory rates and higher than anticipated in countries which have higher statutory rates; by changes in the valuation of our deferred tax assets and liabilities; by expiration of or lapses in the R&D tax credit laws; by transfer pricing adjustments related to certain acquisitions including the license of acquired intangibles under our intercompany R&D cost sharing arrangement; by tax effects of stock-based compensation; by costs related to intercompany restructurings, or by changes in tax laws, regulations, accounting principles, or interpretations thereof. In addition, we are subject to the continuous examination of our income tax returns by the Internal Revenue Service and other tax authorities. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes.

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

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 provides interpretative guidance on the process of quantifying financial statement misstatements and is effective for fiscal years ending after November 15, 2006. We applied the provisions of SAB 108 beginning in the first quarter of fiscal 2007 and there was no impact to the Consolidated Financial Statements.

In September 2006, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework and gives guidance regarding the methods used for measuring fair value, and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We are currently assessing the impact that SFAS 157 will have on our results of operations and financial position.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 expands the use of fair value accounting but does not affect existing standards which require certain assets or liabilities to be carried at fair value. The objective of SFAS 159 is to improve financial reporting by providing companies with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. Under SFAS 159, a company may choose, at specified election dates, to measure eligible items at fair value and report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. SFAS 159 is effective as of the beginning of the fiscal year that begins after November 15, 2007. We are currently assessing the impact that SFAS 159 will have on our results of operations and financial position.

Liquidity and Capital Resources

The following sections discuss the effects of changes in our balance sheet and cash flows, contractual obligations, other commitments, and the stock repurchase program on our liquidity and capital resources.

Balance Sheet and Cash Flows

Cash and Cash Equivalents and Investments

The following table summarizes our cash and cash equivalents and investments (in millions):

	April 28, 2007	July 29, 2006	Increase (Decrease)
Cash and cash equivalents	$5,457	$3,297	$2,160
Fixed income securities	15,771	13,805	1,966
Publicly traded equity securities	1,108	712	396

Total	$22,336	$17,814	$4,522

The increase in cash and cash equivalents and investments was primarily a result of cash provided by operating activities of $7.4 billion, cash provided by the issuance of common stock of $3.7 billion related to employee stock option exercises and employee stock purchases, and excess tax benefits from share-based compensation of $648 million, partially offset by cash used for the repurchase of common stock of $6.3 billion and capital expenditures of $912 million. The increase in cash and cash equivalents and investments is in anticipation of the completion of our previously announced acquisitions of WebEx and IronPort.

As of April 28, 2007, approximately $5.6 billion of our cash and cash equivalents and investments was held in the United States. The remainder of our cash and cash equivalents and investments was held outside of the United States in various foreign subsidiaries. If these cash and cash equivalents and investments were distributed to the United States in the form of dividends or otherwise, we would be subject to additional U.S. income taxes (subject to an adjustment for foreign tax credits) and foreign withholding taxes.

We expect that cash provided by operating activities may fluctuate in future periods as a result of a number of factors, including fluctuations in our operating results, shipment linearity, accounts receivable collections, inventory and supply chain management, excess tax benefits from share-based compensation, and the timing and amount of tax and other payments. For additional discussion, see “Part II, Item 1A. Risk Factors” below.

Accounts Receivable, Net

The following table summarizes our accounts receivable, net (in millions, except DSO):

	April 28, 2007	July 29, 2006	Increase (Decrease)
Accounts receivable, net	$3,238	$3,303	$(65)

DSO	33	38	(5)

The rate at which products are shipped during a quarter, which we refer to as shipment linearity, and the rate at which we collect payments, affect our DSO. The decrease in DSO was a result of improved shipment linearity.

Inventories and Purchase Commitments with Contract Manufacturers and Suppliers

The following table summarizes our inventories and purchase commitments with contract manufacturers and suppliers (in millions, except annualized inventory turns):

	April 28, 2007	July 29, 2006	Increase (Decrease)
Inventories
Raw materials	$175	$131	$44
Work in process	117	377	(260)
Finished goods:
Distributor inventory and deferred cost of sales	474	423	51
Manufacturing finished goods	278	236	42

Total finished goods	752	659	93
Service-related spares	210	170	40
Demonstration systems	35	34	1

Total	$1,289	$1,371	$(82)

Annualized inventory turns	8.8	8.5	0.3

Purchase commitments	$2,554	$1,979	$575

Inventories decreased as a result of increased activity in our ongoing transition to the lean manufacturing model, which primarily resulted in a decrease in work in process inventory. Our finished goods consist of distributor inventory and deferred cost of sales and manufacturing finished goods. Distributor inventory and deferred cost of sales are related to unrecognized revenue on shipments to distributors and retail partners and shipments to customers. Manufacturing finished goods consist primarily of build-to-order and build-to-stock products. Service-related spares consist of reusable equipment related to our technical support and warranty activities. All inventories are accounted for at the lower of cost or market. The valuation of inventory requires us to write down inventory based on excess and obsolete inventories determined primarily by future demand forecasts. Inventory write-downs are measured as the difference between the cost of the inventory and market based upon assumptions about future demand and are charged to the provision for inventory, which is a component of our cost of sales.

We purchase components from a variety of suppliers and use several contract manufacturers to provide manufacturing services for our products. During the normal course of business, in order to manage manufacturing lead times and help ensure adequate component supply, we enter into agreements with contract manufacturers and suppliers that either allow them to procure inventory based upon criteria as defined by us or that establish the parameters defining our requirements. In certain instances, these agreements allow us the option to cancel, reschedule, and adjust our requirements based on our business needs prior to firm orders being placed. Consequently, only a portion of our reported purchase commitments arising from these agreements are firm, noncancelable, and unconditional commitments. The purchase commitments for inventory are expected to be fulfilled within one year. We record a liability, included in other accrued liabilities in our Consolidated Balance Sheets, for firm, noncancelable, and unconditional purchase commitments for quantities in excess of our future demand forecasts consistent with the valuation of our inventory.

In the third quarter of fiscal 2006, we began the initial implementation of the lean manufacturing model. We expect to complete our implementation of the lean manufacturing model in early fiscal 2008. Over time, consistent with what we have experienced thus far, we expect this process will result in incremental increases in purchase commitments with contract manufacturers and suppliers and increases in inventory turns. Upon completion of the implementation, we expect combined levels of inventory and purchase commitments to decrease relative to revenue to the extent manufacturing efficiency improves. The increase in purchase commitments is due to increased sales volume and the impact of our transition to the lean manufacturing model.

Inventory and supply chain management remains an area of focus as we balance the need to maintain supply chain flexibility to ensure competitive lead times with the risk of inventory obsolescence because of rapidly changing technology and customer requirements. We believe the amount of our inventory and purchase commitments are appropriate for our revenue levels.

Long-Term Debt

The following table summarizes our long-term debt (in millions):

	April 28, 2007	July 29, 2006	Increase (Decrease)
Senior notes:
Floating-rate notes, due 2009	$500	$500	$—
5.25% fixed-rate notes, due 2011	3,000	3,000	—
5.50% fixed-rate notes, due 2016	3,000	3,000	—

Total senior notes	6,500	6,500	—
Other notes	5	5	—
Unamortized discount	(17)	(18)	1
Fair value adjustment	(10)	(155)	145

Total	$6,478	$6,332	$146

In February 2006, we issued $500 million of senior floating interest rate notes due 2009 (the “2009 Notes”), $3.0 billion of 5.25% senior notes due 2011 (the “2011 Notes”), and $3.0 billion of 5.50% senior notes due 2016 (the “2016 Notes”), for an aggregate principal amount of $6.5 billion. The debt issuance was used to fund the acquisition of Scientific-Atlanta and for general corporate purposes. The 2011 Notes and the 2016 Notes are redeemable by us at any time, subject to a make-whole premium. To achieve our interest rate objectives, we entered into $6.0 billion notional amount of interest rate swaps. In effect, these swaps convert the fixed interest rates of the 2011 Notes and the 2016 Notes to floating interest rates based on LIBOR. Gains and losses in the fair value of the interest rate swaps offset changes in the fair value of the underlying debt. See Note 8 to the Consolidated Financial Statements. We were in compliance with all debt covenants as of April 28, 2007.

Deferred Revenue

The following table presents the breakdown of deferred revenue (in millions):

	April 28, 2007	July 29, 2006	Increase (Decrease)
Service	$4,392	$4,088	$304
Product	1,947	1,561	386

Total	$6,339	$5,649	$690

Reported as:
Current	$4,854	$4,408	$446
Noncurrent	1,485	1,241	244

Total	$6,339	$5,649	$690

The increase in deferred service revenue reflects an increase in the volume of technical support contract initiations and renewals partially offset by ongoing amortization of deferred service revenue. The increase in deferred product revenue was related to shipments not having met revenue recognition criteria partially offset by the timing of cash receipts related to unrecognized revenue from two-tier distributors.

Contractual Obligations

Operating Leases

We lease office space in several U.S. locations. Outside the United States, larger sites include Australia, Belgium, Canada, China, France, Germany, India, Italy, Japan, and the United Kingdom. The future minimum lease payments under all our noncancelable operating leases with an initial term in excess of one year as of April 28, 2007 were $1.5 billion. For additional information see Note 8 to the Consolidated Financial Statements.

Nuova Systems, Inc.

In the first quarter of fiscal 2007, we made an investment in Nuova Systems, Inc. (“Nuova Systems”), which conducts research and development on data center-related products. This investment includes $50 million of funding and a license to certain of our technology. As a result of this investment, we own approximately 80% of Nuova Systems and have consolidated the results of Nuova Systems in our Consolidated Financial Statements beginning in the first quarter of fiscal 2007. In April 2007, the agreements were amended to add additional product development activities to be undertaken by Nuova Systems. Upon the occurrence of certain events, we have committed up to $62 million of additional funding, which amount was increased by the April 2007 amendment from up to $42 million.

In connection with this investment, Nuova Systems and we have entered into a call option agreement that provides us with the right to purchase the remaining interests of approximately 20% in Nuova Systems. If the call option is exercised by us, the minority interest holders would be eligible to receive three milestone payments, revised from two milestone payments by the April 2007 amendment, based on agreed formulas. The amounts due under the milestone payments will be recognized by us when it is determined that the exercise of the call option is probable. These amounts will be recorded as compensation expense based on an estimate of the fair value of the amounts that could be earned by the minority interest holders pursuant to a vesting schedule. Subsequent changes to the fair value of the amounts probable of being earned and the continued vesting will result in adjustments to the recorded compensation expense. If we exercise the call option, the potential amount recorded as compensation expense would be up to a maximum of $678 million, which amount was increased by the April 2007 amendment from up to a maximum of $578 million due to additional employees required to perform the additional product development.

Other Commitments

We have entered into an agreement to invest approximately $800 million in venture funds managed by SOFTBANK that are required to be funded on demand. The total commitment is to be invested in venture funds and as senior debt with entities as directed by SOFTBANK. Our commitment to fund the senior debt is contingent upon the achievement of certain agreed-upon milestones. As of April 28, 2007, we had invested $606 million in the venture funds pursuant to the commitment, compared to $523 million as of July 29, 2006. In addition, as of April 28, 2007 and July 29, 2006, we had invested $49 million in the senior debt pursuant to the commitment, all of which has been repaid.

We also have certain other funding commitments related to our privately held investments that are based on the achievement of certain agreed-upon milestones. The remaining funding commitments were approximately $60 million as of April 28, 2007, compared to approximately $34 million as of July 29, 2006.

Off-Balance Sheet Arrangements

We consider our investments in unconsolidated variable interest entities to be off-balance sheet arrangements. In the ordinary course of business, we have investments in privately held companies and provide financing to certain customers through our wholly owned subsidiaries, which may be considered to be variable interest entities. We have evaluated our investments in these privately held companies and customer financings and have determined that there were no significant unconsolidated variable interest entities as of April 28, 2007.

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

Stock Repurchase Program

In September 2001, our Board of Directors authorized a stock repurchase program. As of April 28, 2007, our Board of Directors had authorized an aggregate repurchase of up to $47 billion of common stock under this program and the remaining authorized repurchase amount was $5.3 billion with no termination date. The stock repurchase activity under the stock repurchase program during the first nine months of fiscal 2007 is summarized as follows (in millions, except per-share amounts):

Nine Months Ended April 28, 2007	Shares Repurchased	Weighted- Average Price per Share	Amount Repurchased
Cumulative balance at July 29, 2006	1,931	$18.36	$35,448
Repurchase of common stock	243	25.85	6,281

Cumulative balance at April 28, 2007	2,174	$19.20	$41,729

The purchase price for the shares of our common stock repurchased was reflected as a reduction to shareholders’ equity. In accordance with Accounting Principles Board Opinion No. 6, “Status of Accounting Research Bulletins,” we are required to allocate the purchase price of the repurchased shares as (i) a reduction to retained earnings until retained earnings are zero and then as an increase to accumulated deficit and (ii) a reduction of common stock and additional paid-in capital. Issuance of common stock and the tax benefit related to employee stock incentive plans are recorded as an increase to common stock and additional paid-in capital. As a result of future repurchases, we may continue to report an accumulated deficit included in shareholders’ equity in our Consolidated Balance Sheets. Our accumulated deficit as of April 28, 2007 is a result of the accounting effect of stock repurchases and is not reflective of our financial performance or our liquidity.

Liquidity and Capital Resource Requirements

Based on past performance and current expectations, we believe our cash and cash equivalents, investments, and cash generated from operations and our ability to access capital markets will satisfy our working capital needs, capital expenditures, investment requirements, stock repurchases, contractual obligations, commitments (see Note 8 to the Consolidated Financial Statements), future customer financings, and other liquidity requirements associated with our operations through at least the next 12 months. We believe that the most strategic uses of our cash resources include repurchase of shares, strategic investments to gain access to new technologies, acquisitions, customer financing activities, and working capital. There are no other transactions, arrangements, or other relationships with unconsolidated entities or other persons that are reasonably likely to materially affect liquidity or the availability of our requirements for capital resources.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Investments

We maintain an investment portfolio of various holdings, types, and maturities. See Note 6 to the Consolidated Financial Statements. As of April 28, 2007, these securities are classified as available-for-sale and consequently are recorded in the Consolidated Balance Sheets at fair value with unrealized gains or losses, to the extent unhedged, reported as a separate component of accumulated other comprehensive income, net of tax.

Fixed Income Securities

At any time, a sharp rise in interest rates could have a material adverse impact on the fair value of our fixed income investment portfolio. Conversely, declines in interest rates could have a material adverse impact on interest income for our investment portfolio. Our fixed income instruments are not leveraged as of April 28, 2007, and are held for purposes other than trading.

Publicly Traded Equity Securities

The values of our equity investments in several publicly traded companies are subject to market price volatility. The following tables present the hypothetical fair values of publicly traded equity securities as a result of selected potential decreases and increases in the price of each equity security in the portfolio, excluding hedged equity securities. Potential fluctuations in the price of each equity security in the portfolio of plus or minus 10%, 20%, and 30% were selected based on potential near-term changes in those security prices. The hypothetical fair values as of April 28, 2007 are as follows (in millions):

	Valuation of Securities Given an X% Decrease in Each Stock’s Price			Fair Value As of April 28, 2007	Valuation of Securities Given an X% Increase in Each Stock’s Price
	(30%)	(20%)	(10%)		10%	20%	30%
Publicly traded equity securities	$645	$738	$830	$922	$1,014	$1,106	$1,199

Our equity portfolio consists of securities with characteristics that most closely match the Standard & Poor’s 500 Index or NASDAQ Composite Index. These equity securities are held for purposes other than trading. There were no impairment charges on publicly traded equity securities during the first nine months of fiscal 2007 or fiscal 2006.

Investments in Privately Held Companies

We have invested in privately held companies, some of which are in the startup or development stages. These investments are inherently risky because the markets for the technologies or products these companies are developing are typically in the early stages and may never materialize. We could lose our entire initial investment in these companies. These investments are primarily carried at cost, which as of April 28, 2007 was $641 million, compared with $574 million at July 29, 2006, and are recorded in other assets in the Consolidated Balance Sheets. Our impairment charges on investments in privately held companies were not material.

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

Derivative Instruments

Foreign Currency Derivatives

Our foreign exchange forward and option contracts are summarized as follows (in millions):

	April 28, 2007		July 29, 2006
	Notional Amount	Fair Value	Notional Amount	Fair Value
Forward contracts:
Purchased	$1,447	$3	$1,376	$(2)
Sold	$535	$(10)	$554	$(3)

Option contracts:
Purchased	$303	$19	$591	$20
Sold	$299	$(1)	$573	$(2)

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

The impact of foreign currency fluctuations on sales has not been material because our sales are primarily denominated in U.S. dollars. Approximately 75% of our operating expenses are U.S.-dollar denominated. To reduce variability in operating expenses caused by the remaining non-U.S.-dollar denominated operating expenses, we periodically hedge certain foreign currency forecasted transactions with currency options and forward contracts with maturities up to 18 months. These hedging programs are not designed to provide foreign currency protection over longer time horizons. In designing a specific hedging approach, we consider several factors, including offsetting exposures, significance of exposures, costs associated with entering into a particular hedge instrument, and potential effectiveness of the hedge. The gains and losses on foreign exchange contracts mitigate the variability in operating expenses associated with currency movements. Primarily because of our limited currency exposure to date, the effect of foreign currency fluctuations has not been material to our Consolidated Financial Statements. The effect of foreign currency fluctuations, net of hedging, increased total research and development, sales and marketing, and general and administrative expenses by approximately 1.2% and 1.0% in the third quarter and first nine months of fiscal 2007, respectively, compared with the third quarter and first nine months of fiscal 2006.

Our foreign exchange forward contracts related to current assets and liabilities generally range from one to three months in original maturity. Additionally, we have entered into foreign exchange forward contracts related to long-term customer financings with maturities of up to two years. The foreign exchange forward contracts related to investments generally have maturities of less than one year. We do not enter into foreign exchange forward or option contracts for trading purposes. We do not expect gains or losses on these derivative instruments to have a material impact on our financial results. See Note 8 to the Consolidated Financial Statements.

Interest Rate Derivatives

Our interest rate derivatives are summarized as follows (in millions):

	April 28, 2007		July 29, 2006
	Notional Amount	Fair Value	Notional Amount	Fair Value
Interest rate derivatives:
Interest rate swaps- investments	$1,000	$26	$1,000	$45
Interest rate swap- long-term debt	$6,000	$(10)	$6,000	$(155)

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

Equity Derivatives

Our equity derivatives are summarized as follows (in millions):

	April 28, 2007		July 29, 2006
	Notional Amount	Fair Value	Notional Amount	Fair Value
Equity derivatives:
Forward sale and option agreements	$198	$10	$164	$93

We maintain a portfolio of publicly traded equity securities which are subject to price risk. We may hold equity securities for strategic purposes or to diversify our overall investment portfolio. To manage our exposure to changes in the fair value of certain equity securities, we may, from time to time, enter into equity derivative contracts. As of April 28, 2007, we have entered into forward sale and option agreements on certain publicly traded equity securities designated as fair value hedges. The gains and losses due to changes in the value of the hedging instruments are included in other income, net, in the Consolidated Statements of Operations and offset the change in the fair value of the underlying hedged investment. The fair values of the equity derivatives were reflected in prepaid expenses and other current assets and other accrued liabilities in the Consolidated Balance Sheets.

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

Changes in internal control over financial reporting. There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our third quarter of fiscal 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

We and other defendants were subject to patent claims asserted by QPSX Developments 5 Pty Ltd (now known as Ipernica Ltd) against us and such other defendants on June 21, 2005 in the United States District Court for the Eastern District of Texas. QPSX alleged that various Cisco switches and routers infringed United States Patent No. 5,689,499 and sought damages and injunctive relief. On April 10, 2007, prior to trial, we and QPSX settled our dispute on terms that are not material to us, and the lawsuit was dismissed with prejudice on May 2, 2007.

We and other defendants were subject to claims asserted by Telcordia Technologies, Inc. on July 16, 2004 in the Federal District Court for the District of Delaware alleging that various Cisco routers, switches and optical products infringed United States Patent Nos. 4,893,306, 4,835,763 and Re 36,633. Telcordia sought damages and injunctive relief. The Court ruled that, as a matter of law, we do not infringe Patent No. 4,893,306. After conclusion of a trial, on May 10, 2007, a jury found that infringement had occurred and awarded damages in an amount that is not material to us. We intend to ask the Court to reverse the verdict as a matter of law, and if necessary, intend to appeal the decision. Telcordia also has the right to appeal the jury finding. We believe that the ultimate outcome of this matter and aggregate potential damages are not likely to be material.

In September 2005, Scientific-Atlanta, Inc. (which subsequently was acquired by us) and another plaintiff filed a declaratory judgment action against Forgent Networks in the United States District Court for the Eastern District of Texas after Forgent sued various Scientific-Atlanta customers. In the action, Scientific-Atlanta asserted that its products did not infringe Forgent’s United States Patent No. 6,285,746 and that the patent was invalid. On October 20, 2005, Forgent responded to the complaint and alleged that various Scientific-Atlanta digital video recorders infringed the patent and sought damages and injunctive relief. Subsequent to that, another declaratory judgment plaintiff moved to intervene and the cases were combined. On April 25, 2007, prior to trial, Scientific-Atlanta and Forgent settled their dispute on terms that are not material to us, and the lawsuits were dismissed with prejudice on April 30, 2007.

For information regarding legal proceedings terminated during prior quarters of fiscal 2007, see “Part II, Item 1. (Legal Proceedings)” in our Quarterly Report on Form 10-Q for the quarter ended January 27, 2007.

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

Any of the above factors could have a material adverse impact on our operations and financial results.

WE EXPECT GROSS MARGIN TO VARY OVER TIME, AND OUR LEVEL OF PRODUCT GROSS MARGIN MAY NOT BE SUSTAINABLE

Our level of product gross margins may not be sustainable and may continue to be adversely affected by numerous factors, including:

•	Changes in customer, geographic, or product mix, including mix of configurations within each product group

•	Introduction of new products, including products with price-performance advantages

•	Our ability to reduce production costs

•	Entry into new markets, including markets with different pricing and cost structures, through acquisitions, such as our acquisition of Scientific-Atlanta or internal development

•	Sales discounts

•	Increases in material or labor costs

•	Excess inventory and inventory holding charges

•	Obsolescence charges

•	Changes in shipment volume

•	Loss of cost savings due to changes in component pricing or charges incurred due to inventory holding periods if parts ordering does not correctly anticipate product demand

•	Lower than expected benefits from value engineering

•	Increased price competition, including competitors from Asia, especially China

•	Changes in distribution channels

•	Increased warranty costs

•	How well we execute on our strategy and operating plans

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

Manufacturing capacity and component supply constraints, including those caused by any possible disruption related to our implementation of the lean manufacturing model, could be significant issues for us. We purchase components from a variety of suppliers and use several contract manufacturers to provide manufacturing services for our products. During the normal course of business, in order to improve manufacturing lead-time performance and to help ensure adequate component supply, we enter into agreements with contract manufacturers and suppliers that either allow them to procure inventory based upon criteria as defined by us or that establish the parameters defining our requirements. In certain instances, these agreements allow us the option to cancel, reschedule, and adjust our requirements based on our business needs prior to firm orders being placed. If we fail to anticipate customer demand properly, an oversupply of parts could result in excess or obsolete components that could adversely affect our gross margins. For additional information regarding our purchase commitments, see Note 8 to the Consolidated Financial Statements.

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

The markets for our products are characterized by rapidly changing technology, evolving industry standards, new product introductions, and evolving methods of building and operating networks. Our operating results depend on our ability to develop and introduce new products into existing and emerging markets and to reduce the production costs of existing products. We believe that the Internet and the various networks associated with it, including corporate intranets, cable, broadband and dialup networks, and voice and video networks will evolve to include embedded resources and the virtualization of applications and services to produce an integrated, intelligent system, or as we refer to it, an Intelligent Information Network. This is our vision for the evolution of networking from connectivity products to intelligent systems. Further, we believe the industry is evolving to enable personal and business process collaboration enabled by “Web 2.0,” the technologies that enable user collaboration, as part of the second major phase of the Internet. As such, many of our strategic initiatives and investments are aimed at meeting the requirements that a network capable of multiple party, collaborative interaction would demand, and the investments we have made and our architectural approach are designed to enable “Web 2.0” and the increased use of the network as the platform for all forms of communications and information technology. The process of developing new technology is complex and uncertain, and if we fail to accurately predict customers’ changing needs and emerging technological trends our business could be harmed. We must commit significant resources to developing new products before knowing whether our investments will result in products the market will accept. In particular, if our model of the evolution of networking from connectivity products to intelligent, collaborative systems does not emerge as we believe it will, or if the industry does not evolve as we believe it will, many of our strategic initiatives and investments may be of no or limited value. Furthermore, we may not execute successfully on that vision because of errors in product planning or timing, technical hurdles that we fail to overcome in a timely fashion, or a lack of appropriate resources. This could result in competitors providing those solutions before we do and loss of market share, net sales, and earnings. The success of new products depends on several factors, including proper new product definition, component costs, timely completion and introduction of these products, differentiation of new products from those of our competitors, and market acceptance of these products. There can be no assurance that we will successfully identify new product opportunities, develop and bring new products to market in a timely manner, or achieve market acceptance of our products or that products and technologies developed by others will not render our products or technologies obsolete or noncompetitive. Specifically, the products and technologies that we identify as “emerging technologies”, such as Cisco TelePresence, or “advanced technologies” may not prove to have the market success we anticipate, and we may not successfully identify and invest in other emerging or advanced technologies.

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

OUR BUSINESS SUBSTANTIALLY DEPENDS UPON THE CONTINUED GROWTH OF THE INTERNET AND INTERNET-BASED SYSTEMS

A substantial portion of our business and revenue depends on growth and evolution of the Internet and on the deployment of our products by customers who depend on the continued growth and evolution of the Internet. To the extent that an economic slowdown and reduction in capital spending adversely affect spending on Internet infrastructure, we could experience material harm to our business, operating results, and financial condition.

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

WE HAVE MADE AND EXPECT TO CONTINUE TO MAKE ACQUISITIONS THAT COULD DISRUPT OUR OPERATIONS AND HARM OUR OPERATING RESULTS

Our growth depends upon market growth, our ability to enhance our existing products, and our ability to introduce new products on a timely basis. We intend to continue to address the need to develop new products and enhance existing products through acquisitions of other companies, product lines, technologies, and personnel. Acquisitions involve numerous risks, including the following:

•

Difficulties in integrating the operations, systems, technologies, products, and personnel of the acquired companies, particularly companies with large and widespread operations and/or complex products, such as Scientific-Atlanta and WebEx

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

•

Use a substantial portion of our cash resources, as we expect to do in connection with our announced acquisitions of WebEx and IronPort, or incur debt as we did in February 2006 when we issued and sold $6.5 billion in senior unsecured notes to fund our acquisition of Scientific-Atlanta

•	Significantly increase our interest expense, leverage and debt service requirements if we incur additional debt to pay for an acquisition

•	Assume liabilities

•	Record goodwill and nonamortizable intangible assets that are subject to impairment testing on a regular basis and potential periodic impairment charges

•	Incur amortization expenses related to certain intangible assets

•	Incur U.S. tax expenses in connection with our intercompany R&D cost sharing arrangement

•	Incur large and immediate write-offs and restructuring and other related expenses

•	Become subject to intellectual property or other litigation

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

WE MAY BE FOUND TO INFRINGE ON INTELLECTUAL PROPERTY RIGHTS OF OTHERS

Third parties, including customers, have in the past and may in the future assert claims or initiate litigation related to exclusive patent, copyright, trademark, and other intellectual property rights to technologies and related standards that are relevant to us. These assertions have increased over time as a result of our growth and the general increase in the pace of patent claims assertions, particularly in the United States. Because of the existence of a large number of patents in the networking field, the secrecy of some pending patents, and the rapid rate of issuance of new patents, it is not economically practical or even possible to determine in advance whether a product or any of its components infringes or will infringe on the patent rights of others. The asserted claims and/or initiated litigation can include claims against us or our manufacturers, suppliers, or customers, alleging infringement of their proprietary rights with respect to our existing or future products or components of those products. Regardless of the merit of these claims, they can be time-consuming, result in costly litigation and diversion of technical and management personnel, or require us to develop a non-infringing technology or enter into license agreements. Where claims are made by customers, resistance even to unmeritorious claims could damage customer relationships. There can be no assurance that licenses will be available on acceptable terms and conditions, if at all, or that our indemnification by our suppliers will be adequate to cover our costs if a claim were brought directly against us or our customers. Furthermore, because of the potential for high court awards that are not necessarily predictable, it is not unusual to find even arguably unmeritorious claims settled for significant amounts. If any infringement or other intellectual property claim made against us by any third party is successful, if we are required to indemnify a customer with respect to a claim against the customer, or if we fail to develop non-infringing technology or license the proprietary rights on commercially reasonable terms and conditions, our business, operating results, and financial condition could be materially and adversely affected.

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

CHANGES IN EFFECTIVE TAX RATES OR ADVERSE OUTCOMES RESULTING FROM EXAMINATION OF OUR INCOME TAX RETURNS COULD ADVERSELY AFFECT OUR RESULTS

Our future effective tax rates could be subject to volatility or adversely affected by earnings being lower than anticipated in countries which have lower statutory rates and higher than anticipated in countries which have higher statutory rates; by changes in the valuation of our deferred tax assets and liabilities; by expiration of or lapses in the R&D tax credit laws; by transfer pricing adjustments related to certain acquisitions including the license of acquired intangibles under our intercompany R&D cost sharing arrangement; by tax effects of stock-based compensation; by costs related to intercompany restructurings, or by changes in tax laws, regulations, accounting principles, or interpretations thereof. Further, as a result of certain ongoing employment and capital investment commitments made by us, our income in certain countries is subject to reduced tax rates, and in some cases is wholly exempt from tax. Our failure to meet such commitments could adversely impact our effective tax rate. In addition, we are subject to the continuous examination of our income tax returns by the Internal Revenue Service and other tax authorities. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes. There can be no assurance that the outcomes from these continuous examinations will not have an adverse effect on our operating results and financial condition.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a)	None.

(b)	None.

(c)	Issuer Purchases of Equity Securities (in millions, except per-share amounts)

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (2)
January 28, 2007 to February 24, 2007	35	$27.32	35	$5,811
February 25, 2007 to March 24, 2007	21	$26.05	21	$5,271
March 25, 2007 to April 28, 2007	—	$25.85	—	$5,271

Total	56	$26.85	56

(1)	Includes an insignificant number of shares repurchased to satisfy tax withholding obligations that arise on the vesting of shares of restricted stock.
(2)

On September 13, 2001, we announced that our Board of Directors had authorized a stock repurchase program. As of April 28, 2007, our Board of Directors had authorized the repurchase of up to $47 billion of common stock under this program. During the third quarter of fiscal 2007, we repurchased and retired 56 million shares of our common stock at an average price of $26.85 per share for an aggregate purchase price of $1.5 billion. As of April 28, 2007, we had repurchased and retired 2.2 billion shares of our common stock at an average price of $19.20 per share for an aggregate purchase price of $41.7 billion since inception of the stock repurchase program, and the remaining authorized amount for stock repurchases under this program was $5.3 billion with no termination date.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

The following documents are filed as Exhibits to this report:

2.1	Agreement and Plan of Merger, dated as of March 15, 2007, among Cisco Systems, Inc., Wonder Acquisition Corp., and WebEx Communications, Inc. (incorporated by reference to Exhibit 2.1 of WebEx Communications, Inc.’s Current Report on Form 8-K (File No. 000-30849) filed March 15, 2007) †

3.1	Amended and Restated Bylaws of Cisco Systems, Inc., as currently in effect (incorporated by reference to Exhibit 3.1 of Form 8-K (File No. 000-18225) filed March 23, 2007)

10.1	Cisco Systems, Inc. Deferred Compensation Plan

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32.1	Section 1350 Certification of Principal Executive Officer

32.2	Section 1350 Certification of Principal Financial Officer

†	Schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K. Cisco hereby undertakes to furnish supplementally copies of any of the omitted schedules and exhibits upon request by the Securities and Exchange Commission.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Cisco Systems, Inc.

Date:	May 23, 2007	By	/s/ Dennis D. Powell
Dennis D. Powell, Senior Vice President and
Chief Financial Officer (Principal Financial Officer and duly authorized signatory)

EXHIBIT INDEX

EXHIBIT NO.
2.1	Agreement and Plan of Merger, dated as of March 15, 2007, among Cisco Systems, Inc., Wonder Acquisition Corp., and WebEx Communications, Inc. (incorporated by reference to Exhibit 2.1 of WebEx Communications, Inc.’s Current Report on Form 8-K (File No. 000-30849) filed March 15, 2007) †

3.1	Amended and Restated Bylaws of Cisco Systems, Inc., as currently in effect (incorporated by reference to Exhibit 3.1 of Form 8-K (File No. 000-18225) filed March 23, 2007)

10.1	Cisco Systems, Inc. Deferred Compensation Plan

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32.1	Section 1350 Certification of Principal Executive Officer

32.2	Section 1350 Certification of Principal Financial Officer

†	Schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K. Cisco hereby undertakes to furnish supplementally copies of any of the omitted schedules and exhibits upon request by the Securities and Exchange Commission.