Form 10-K
period 2007-07-28
CISCO SYSTEMS INC
filed 2007-09-18
CIK 858877

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 28, 2007

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

Aggregate market value of registrant’s common stock held by non-affiliates of the registrant, based upon the closing price of a share of the registrant’s common stock on January 26, 2007 as reported by the NASDAQ Global Select Market on that date: $159,234,951,469

Number of shares of the registrant’s common stock outstanding as of September 7, 2007: 6,090,881,108

DOCUMENTS INCORPORATED BY REFERENCE

(1)	Portions of the registrant’s Annual Report to Shareholders for its fiscal year ended July 28, 2007 are incorporated by reference into Part I and Part II of this Annual Report on Form 10-K where indicated.

(2)	Portions of the registrant’s Proxy Statement relating to the registrant’s 2007 Annual Meeting of Shareholders, to be held on November 15, 2007, are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated.

PART I

This Annual Report on Form 10-K, including the “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which is incorporated by reference from our 2007 Annual Report to Shareholders, contains forward-looking statements regarding future events and our future results that are subject to the safe harbors created under the Securities Act of 1933 (the “Securities Act”) and the Securities Exchange Act of 1934 (the “Exchange Act”). All statements other than statements of historical facts are statements that could be deemed forward-looking statements. These statements are based on current expectations, estimates, forecasts, and projections about the industries in which we operate and the beliefs and assumptions of our management. Words such as “expects,” “anticipates,” “targets,” “goals,” “projects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “continues,” “may,” variations of such words, and similar expressions are intended to identify such forward-looking statements. In addition, any statements that refer to projections of our future financial performance, our anticipated growth and trends in our businesses, and other characterizations of future events or circumstances are forward-looking statements. Readers are cautioned that these forward-looking statements are only predictions and are subject to risks, uncertainties, and assumptions that are difficult to predict, including those identified below, under “Item 1A. Risk Factors,” and elsewhere herein and in the 2007 Annual Report to Shareholders. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. We undertake no obligation to revise or update any forward-looking statements for any reason.

PART I

ITEM 1. Business

General

We design, manufacture, and sell Internet Protocol (IP)-based networking and other products related to the communications and information technology industry and provide services associated with these products and their use. We provide a broad line of products for transporting data, voice, and video within buildings, across campuses, and around the world, which are designed to transform how people, connect, communicate, and collaborate. Our products, which include primarily routers, switches, and products that we refer to as our advanced technologies, are installed at large enterprises, public institutions, telecommunications companies, commercial businesses and personal residences. We conduct our business globally and are managed geographically in five segments: the United States and Canada; European Markets; Emerging Markets; Asia Pacific; and Japan. The Emerging Markets theater consists of Eastern Europe, Latin America, the Middle East and Africa, and Russia and the Commonwealth of Independent States (CIS).

For revenue and other information regarding these segments, see Note 12 to the Consolidated Financial Statements in our 2007 Annual Report to Shareholders. Note 12 is incorporated into this report by reference.

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

Products and Services

We sell Internet Protocol (IP)-based networking and other products and services related to the communications and information technology industry. Our products and services are designed to address a wide range of customers’ business needs, including improving productivity, reducing costs, and gaining a competitive advantage. Our corresponding technology focus is on delivering networking products and solutions that simplify and secure customers’ infrastructures and offer integrated services. Our products and services help customers build their own network infrastructures that support tools and applications that allow them to communicate with key stakeholders, including customers, prospects, business partners, suppliers, and employees. Our product offerings fall into several categories: our core technologies, routing and switching; advanced technologies; and other products. In addition to our product offerings, we provide a broad range of service offerings, including technical support services and advanced services. Our customer base spans virtually all types of public and private agencies and businesses, comprising large enterprise companies, service providers, commercial customers, and consumers.

Our products are used individually or as integrated suites to connect personal and business computing devices to networks or computer networks with each other—whether they are within a building, across a campus, or around the world. Our breadth of product and service offerings across multiple technology segments enables us to offer a wide range of products and services to meet customer requirements. We also provide products and services that allow customers to transition their various networks to a single multiservice data, voice, and video network, enabling economies of scale.

We believe some of our advanced technologies may continue to grow over time to become material contributors to our overall business. Each of our advanced technologies, in addition to our core switching and routing businesses, builds upon our existing competencies and allows us to expand the overall market for our products and services. We have currently identified the following advanced technologies: application networking services, home networking, hosted small-business systems, security, storage area networking, unified communications, video systems and wireless technology. We are in the process of identifying additional advanced technologies for focus and investment in the future, and our investments in some presently identified advanced technologies may be curtailed or eliminated depending on market developments. Beginning in fiscal 2007, our sales of optical networking products are no longer included in our advanced technologies product category and instead are included in the other product category. Prior fiscal years have been reclassified to reflect this change. We have also continued to focus on developing a new wave of technologies, which we refer to as emerging technologies, including such products as digital media, TelePresence, and physical security, among others.

The investments we have made and our architectural approach are based on the belief that collaboration and “Web 2.0,” the technologies that enable user collaboration, including such technologies as unified communications and TelePresence, and the increased use of the network as the platform for all forms of communications and information technology will create new market opportunities for us. As part of the second major phase of the Internet, we believe the industry is evolving as both personal and business process collaboration and Web 2.0 help to increase innovation and productivity. With the acquisition of Scientific-Atlanta in February 2006, we enhanced our video capabilities to help enable the convergence of data, voice and video technologies. In addition, we seek to form and strengthen strategic business relationships with key service provider customers, and to reach a broad range of consumers with our enhanced product line as a result of this acquisition. We believe that video applications, such as our unified communications and TelePresence products, have the potential to accelerate the growth of bandwidth demands and to increase loads on networks, which may require upgrades to existing networks.

Many of our strategic initiatives and investments are also based on our vision of the evolution of the network. Over time, we believe that the Internet and the various networks associated with it, including corporate intranets; cable, broadband and dialup networks; and voice and video networks, will evolve to include embedded resources and the virtualization of applications and services to produce an integrated, intelligent system. This is our vision for the evolution of networking from connectivity products to intelligent systems. In this evolving environment, we believe successful vendors will be capable of providing a broad spectrum of products aimed not at a particular technology platform but at solutions to networking problems that span all segments. As such, we aim many of our strategic initiatives and investments at meeting the requirements that an intelligent network would demand, making the network the platform for the next generation of value-added communications. For a discussion of the risks associated with that strategy, please see “Item 1A. Risk Factors,” including the risk factor entitled “We depend upon the development of new products and enhancements to existing products, and if we fail to predict and respond to emerging technological trends and customers’ changing needs, our operating results and market share may suffer.” For information regarding sales of our major products and services, see Note 12 to the Consolidated Financial Statements in our 2007 Annual Report to Shareholders, which Note is incorporated into this report by reference.

Our offerings fall into several categories:

Routing

Routing technology is the foundation of a computer network. Routers interconnect computer networks, moving information such as data, voice, and video from one network to another across metropolitan-area networks (MANs) and wide-area networks (WANs). Our routing products offer features designed to increase the intelligence, security, reliability, scalability, and level of performance in the transmission of information and media-rich applications. We offer a broad range of routers, from core network infrastructure for service providers and large businesses to access routers for the service-rich branch office to home network deployments for telecommuters and consumers. Many of our routers host a wide range of services and advanced technologies, delivering integrated voice, video, data, and mobility for homes and businesses.

Switching

Switching is another integral networking technology that is used in buildings, campuses, and data centers to build local-area networks (LANs), across cities to build MANs, and across great distances to build WANs. Our switching systems offer many forms of connectivity to end users, workstations, and servers, and function as aggregators on LANs, MANs, and WANs. Our systems employ several widely used technologies including Ethernet, Gigabit Ethernet, 10 Gigabit Ethernet, Power over Ethernet, Asynchronous Transfer Mode, packet over Synchronous Optical Network, and Multiprotocol Label Switching. Many of our switches support an integrated set of advanced services, delivering an integrated network solution for the organization.

Advanced Technologies

Application Networking Services

Cisco Application Networking Services is a comprehensive portfolio of application networking solutions to enable the successful and highly secure delivery of applications within data centers and across the WAN to remote and branch office users. Using technology to accelerate, maximize availability of, and secure both application traffic and computing resources, these solutions are designed to provide a powerful framework to help ensure the successful deployment and delivery of business applications across the entire organization.

Home Networking

Home networking products connect different devices in the household, through wired or wireless connections, allowing users to share Internet access, printers, music, movies, and games throughout the home. Our products include voice and data modems, routers, network cards, media adapters, Internet video cameras, network storage, USB adapters, and other products that enable customers to share an Internet connection or move digital content around their homes or small-office environments. These products are available from Linksys and Scientific-Atlanta and sold through select retailers, value-added resellers, online retailers, and e-commerce and service providers worldwide.

Hosted Small-Business Systems

This solution combines products and services designed to provide small businesses with voice and data networking, along with business applications and Internet access, through a single high-speed connection from a service provider. Hosted small-business systems include integrated voice and data products on the customer’s premises coupled with security, quality of service, provisions for voice over Internet Protocol (VoIP), and monitoring and management services, all hosted and delivered by the telecommunications provider.

Security

Cisco security solutions include a wide range of information security products and services designed to protect critical information systems from unauthorized use, defend against attack, and minimize the effect of Internet-borne worms, spam, viruses, and other malware. Our Self-Defending Network integrates security into the network, adapts to new and evolving threats, and enables collaboration across all security elements. As part of this strategy, we offer numerous network security technologies embedded within our routers and switches, in standalone security appliances and as host-based software agents with central management and analysis. Our information security product and service offerings are designed to help ensure the end-to-end integrity of the information network, simplify operations, and lower total cost of ownership.

Storage Area Networking

We provide storage area networking products that deliver multilayer, scalable, and highly secure connectivity between servers and storage systems, including products such as storage arrays and tape drives. Our products incorporate intelligent network features, such as advanced network security, traffic management, virtualization, and tools that are designed to help make storing, retrieving, and protecting critical data across widely distributed environments more efficient.

Unified Communications

Cisco Unified Communications integrate voice, video, data, and mobile applications on fixed and mobile networks, delivering a media-rich collaboration experience to the workspace. Specific products include IP phones, client software, servers, and network appliances supporting call control, contact centers, messaging, conferencing, voice mobility, and collaboration including presence and preference information. These products are available as software, as standalone devices, and as integrated components in Cisco’s routers and switches. These applications use the network as the platform to enhance competitive advantage by enabling users to accelerate decision time and reduce transaction time. The security and scalability of the network enable users in any workspace to connect with one another through a computer, handset, PDA or other similar communications equipment. Cisco Unified Communications are part of a comprehensive solution that includes network infrastructure, security, wireless, management applications, lifecycle services, flexible deployment, outsourced management options, and third-party applications. These products include the Web-based collaborative product offerings from the acquisition of WebEx Communications, Inc. (“WebEx”).

Video Systems

Our video systems consist primarily of digital set-top boxes and digital media technology products. Digital set-top boxes provide video entertainment services to consumers. They enable subscribers to access a variety of interactive digital television services developed either by Cisco or third parties. Our equipment includes Standard-Definition (SD) basic digital set-tops, DOCSIS (Data Over Cable System Interface Specification) Set-top Gateway (DSG) digital set-tops, High-Definition (HD) digital set-tops, Digital Video Recorder (DVR) set-tops, HD-DVR set-tops, Multi-Room DVR set-tops, Media Center DVR set-tops, and Digital-only set-tops. Digital media technology products span a wide range of signal processing and headend capabilities including reception, encoding or transcoding, transrating, multiplexing, ad insertion, switching, and modulation. Deployment of these capabilities can help service providers and broadcast customers to more efficiently deliver entertainment, information, and communications services over their existing access networks. These products are sold primarily through Scientific-Atlanta.

Wireless Technology

We offer a broad variety of in-building and outdoor wireless networking products. These products include access points, wireless LAN controllers, wireless integrated switches and routers, wireless management software, wireless LAN clients and client software, bridges, antennas, and accessories. Our wireless networking products are designed to provide high performance and highly secure, manageable, and reliable wireless LANs that enable mobility and increase productivity.

Other Products

Our other products are comprised primarily of cable access, service provider VoIP services, and optical networking products. We provide optical networking products for both the enterprise and service provider markets. Scientific-Atlanta markets and sells analog and digital optoelectronics which may reside in a network operator’s headend, in other facilities such as distribution hubs, and in optical nodes. Other products also include such emerging technologies as digital media products, physical security products, and TelePresence.

Service

In addition to our product offerings, we provide a broad range of service offerings, including technical support services and advanced services. Technical support services help ensure that our products operate efficiently, remain available, and benefit from the most up-to-date system software. These services help customers protect their network investments and minimize downtime for systems running mission-critical applications. Advanced services are services that are part of a comprehensive program that is designed to provide responsive, preventive, and consultative support of our technologies for specific networking needs. The advanced services program supports networking devices, applications, and complete infrastructures.

Customers and Markets

Our customers’ IT collaboration networking needs are influenced by numerous factors, including the size of the organization, number and types of technology systems, geographic location, and the business applications deployed throughout the network. Our customer base is not concentrated in any particular industry, geography, or market segment. In each of the past three fiscal years, no single customer has accounted for 10 percent or more of our net sales. Our customers are primarily in the following markets:

Large Enterprise Businesses

Generally, we define large enterprise businesses as regional, national, or global organizations with 1,000 or more employees working in multiple locations or branch offices. Many of these customers have unique IT collaboration networking needs within a multivendor environment. Our large enterprise customers include private and public sector firms and governments. We take advantage of the network as the platform to integrate business processes with technology architectures to assist customer growth. We offer service and support packages, financing, and managed network services through our service provider partners. We sell these products through a network of third-party application and technology vendors and channel partners.

Service Providers

Service providers offer data, voice, and video communication services to businesses, governments, utilities, and consumers. They include regional, national, and international telecommunications carriers as well as Internet, cable, and wireless service providers. Service providers use a variety of our routing, switching, optical, storage, security, video systems, and network management products in their own networks. Compared to other customers, service providers are more likely to require network design, deployment, and support services because of the scale and complexity of their networks. Additionally, many service providers offer managed network services incorporating our enterprise and commercial products for unified communications and call centers, virtual private networks (VPNs), security, and managed firewalls for their business customers.

Commercial

We define commercial customers as those having 20 to 1,000 employees, and we further divide commercial customers into two distinct subsegments: small and medium-sized businesses (SMBs) with 20 to 250 employees and midmarket businesses with 250 to 1,000 employees. SMB customers are served primarily by our knowledgeable channel partners and we have designed specific products, services, and channel programs to meet the needs of this customer segment. Our SMB customers require their communications networks to help them solve their business challenges and they often desire those networks to be completely hosted and managed by their channel partner or service provider. Midmarket customers are served by a combination of our sales department and channel partners and typically require the latest advanced technology that is available to our large enterprise partners, but without the complexity.

Consumer

Consumer customers, primarily individuals and businesses operating in small offices or home offices, have infrastructure and networking needs on a smaller scale.

Sales Overview

As of the end of fiscal 2007, our worldwide sales and marketing department consisted of 21,465 individuals, including managers, sales representatives, and technical support personnel. We have field sales offices in more than 80 countries and sell our products and services both directly and through a variety of channels with support from our sales force. A substantial portion of our products and services is sold through our channel partners and the remainder is sold through direct sales. Our channel partners include systems integrators, service providers, other resellers, distributors, and retail partners.

Systems integrators and service providers typically sell directly to end users and often provide system installation, technical support, professional services, and other support services in addition to network equipment sales. Systems integrators also typically integrate our products into an overall solution. Some service providers are also systems integrators.

Distributors hold inventory and typically sell to systems integrators, service providers, and other resellers. In addition, Linksys home networking products are generally sold through distributors and retail partners. We refer to sales through distributors and retail partners as our two-tier system of sales to the end customer. Revenue from distributors and retail partners is recognized based on a sell-through method using information provided by them. These distributors and retail partners are generally given business terms which allow them to return a portion of inventory, receive credits for changes in selling prices, and participate in various cooperative marketing programs.

For information regarding risks related to our channels, please see “Item 1A. Risk Factors,” including the risk factors entitled “Disruption of or changes in our distribution model could harm our sales and margins” and “Our inventory management relating to our sales to our two-tier distribution channel is complex, and excess inventory may harm our gross margins.”

For information regarding risks relating to our international operations, please see “Item 1A. Risk Factors,” including the risk factors entitled “Our operating results may be adversely affected by unfavorable economic and market conditions and the uncertain geopolitical environment,” “Due to the global nature of our operations, political or economic changes or other factors in a specific country or region could harm our operating results and financial condition,” “We are exposed to fluctuations in currency exchange rates that could negatively impact our financial results and cash flows” and “Man-made problems such as computer viruses or terrorism may disrupt our operations and harm our operating results.”

Our service offerings complement our products via a range of consulting, technical, project, quality, and maintenance services, including 24-hour online and telephone support through technical assistance centers. We facilitate and provide lease and other financing through our wholly owned subsidiaries to certain qualified customers for the purchase of equipment and other needs. For additional information regarding these financing activities, see Note 5 to the Consolidated Financial Statements in our 2007 Annual Report to Shareholders, which is incorporated into this report by reference.

Backlog

Our backlog at July 28, 2007, the last day of our 2007 fiscal year, was approximately $3.9 billion, compared with backlog of approximately $3.0 billion at July 29, 2006, the last day of our 2006 fiscal year. Backlog includes orders confirmed for products scheduled to be shipped within 90 days to customers with approved credit status. Because of the generally short cycle between order and shipment and occasional customer changes in delivery schedules or cancellation of orders (which are made without significant penalty), we do not believe that our backlog, as of any particular date, is necessarily indicative of actual net sales for any future period.

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

Strategic Alliances

We pursue strategic alliances with other companies in areas where collaboration can produce industry advancement and acceleration of new markets. The objectives and goals for a strategic alliance can include one or more of the following: technology exchange, product development, joint sales and marketing, or new-market creation. Currently, we have strategic alliances with Accenture Ltd; AT&T Inc.; BearingPoint, Inc.; Cap Gemini S.A.; Electronic Data Systems Corporation; EMC Corporation; Fujitsu Limited; Hewlett-Packard Company; Intel Corporation; International Business Machines Corporation; Italtel SpA; Microsoft Corporation; Nokia; Nokia Siemens Networks; Siemens AG; Sitronics Telecom Solutions, Czech Republic a.s.; Sprint Nextel Corporation; and Wipro Limited; among others. Companies with whom we have strategic alliances in some areas may be competitors in other areas. The risks associated with our strategic alliances are more fully discussed in “Item 1A. Risk Factors,” including the risk factor entitled “If we do not successfully manage our strategic alliances, we may experience increased competition or delays in product development.”

Competition

We compete in the networking and communications equipment markets, providing products and services for transporting data, voice, and video traffic across intranets, extranets, and the Internet. These markets are characterized by rapid change, converging technologies, and a migration to networking solutions that offer superior advantages. These market factors represent both an opportunity and a competitive threat to us. We compete with numerous vendors in each product category. The overall number of our competitors providing niche product solutions may increase. Also, the identity and composition of competitors may change as we increase our activity in our advanced technology markets. As we continue to expand globally, we may see new competition in different geographic regions. In particular, we have experienced price-focused competition from competitors in Asia, especially China, and we anticipate this will continue. Companies with whom we compete in some areas we may also have strategic alliances with in other areas.

Our competitors include: Alcatel-Lucent; ARRIS Group, Inc.; Aruba Networks, Inc.; Avaya Inc.; Brocade Communications Systems, Inc.; Check Point Software Technologies Ltd.; D-Link Corporation; LM Ericsson Telephone Company; Extreme Networks, Inc.; F5 Networks, Inc.; Force10 Networks, Inc.; Fortinet Inc.; Foundry Networks Inc.; Hewlett-Packard Company; Huawei Technologies Co., Ltd; International Business Machines Corporation; Juniper Networks, Inc.; Meru Networks, Inc.; Microsoft Corporation; Motorola, Inc.; NETGEAR, Inc.; Nortel Networks Corporation; Riverbed Technology, Inc.; Symantec Corporation; and Trapeze Networks, Inc., among others.

Some of these companies compete across multiple product lines, while others are primarily focused in a specific product area. Barriers to entry are relatively low, and new ventures to create products that do or could compete with our products are regularly formed. In addition, some of our competitors may have greater resources, including technical and engineering resources, than we do. As we expand into new markets, we will face competition not only from our existing competitors but also from other competitors, including existing companies with strong technological, marketing, and sales positions in those markets. We also sometimes face competition from resellers and distributors of our products.

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

Research and Development

We regularly seek to introduce new products and features in areas including routers, switches, advanced technologies, and other product technologies. Our research and development expenditures were $4.5 billion, $4.1 billion, and $3.3 billion in fiscal 2007, 2006, and 2005, respectively. All of our expenditures for research and development costs, as well as in-process research and development of $81 million, $91 million, and $26 million in fiscal 2007, 2006, and 2005, respectively, have been expensed as incurred.

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

Manufacturing

We primarily employ an outsourced manufacturing strategy that relies on contract manufacturers for manufacturing services, although we continue to operate the Scientific-Atlanta manufacturing facilities acquired in the Scientific-Atlanta acquisition, including its principal facility in Juarez, Mexico. Scientific-Atlanta’s manufacturing operations range from automated assembly lines for volume production to complete assembly of a particular product by one individual or small group of individuals. We presently use a variety of independent third-party companies to provide services related to printed circuit board assembly, in-circuit test, and product repair as well as product assembly. Proprietary software on electronically programmable memory chips is used to configure products to customer needs and to maintain quality control and security. The manufacturing process enables us to configure the hardware and software in unique combinations to meet a wide variety of individual customer requirements. The manufacturing process uses automated testing equipment and burn-in procedures, as well as comprehensive inspection, testing, and statistical process controls that are designed to help ensure the quality and reliability of our products. The manufacturing processes and procedures are generally certified to ISO 9001 or ISO 9003 standards.

Our arrangements with contract manufacturers generally provide for quality, cost, and delivery requirements, as well as manufacturing process terms, such as continuity of supply; inventory management; flexibility regarding capacity, quality and cost management; oversight of manufacturing; and conditions for use of our intellectual property. In the fourth quarter of fiscal 2007, we fully implemented the lean manufacturing model, which we began transitioning to in the third quarter of fiscal 2006.

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

Employees

As of July 28, 2007, we employed 61,535 employees, including 16,227 in manufacturing and service, 18,410 in engineering, 21,465 in sales and marketing, and 5,433 in general and administration. Approximately 26,500 employees are in locations outside the United States. We consider the relationships with our employees to be positive. Competition for technical personnel in the industry in which we compete is intense. We believe that our future success depends in part on our continued ability to hire, assimilate, and retain qualified personnel. To date, we believe that we have been successful in recruiting qualified employees, but there is no assurance that we will continue to be successful in the future.

Executive Officers of the Registrant

The following table shows the name, age and position as of August 31, 2007 of each of our executive officers:

Name	Age	Position
Susan L. Bostrom	46

Executive Vice President, Chief Marketing Officer, Global Policy and Government Affairs

Ms. Bostrom joined Cisco in October 1997 as Vice President of Cisco’s Applications and Services Marketing group. In August 1998, she was appointed Vice President of the Internet Business Solutions Group, and she was promoted to Senior Vice President in February 2000. In October 2002, she also assumed responsibility for Worldwide Government Affairs. Since January 2006, she has served as Chief Marketing Officer, and in August 2007 she was named Executive Vice President. Before joining Cisco, Ms. Bostrom had served as Senior Vice President of Global Marketing and Strategic Planning at FTP Software. Ms. Bostrom also currently serves on the board of directors of Varian Medical Systems, Inc.

Larry R. Carter	64

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

Jonathan Chadwick	41

Senior Vice President, Corporate Controller and Principal Accounting Officer

Mr. Chadwick joined Cisco in September 1997 as Director, Finance & Accounting. In May 1999, he was promoted to Senior Director, Corporate Finance & Accounting, and in February 2001, he was promoted to Vice President, Corporate Finance & Planning. In September 2006, he was appointed as Vice President, Corporate Controller and Principal Accounting Officer, and he was promoted to his current position in June 2007. Before joining Cisco, Mr. Chadwick was employed by Coopers & Lybrand LLP.

John T. Chambers	58

Chairman, Chief Executive Officer, and Director

Mr. Chambers has served as Chief Executive Officer since January 1995, as Chairman of the Board of Directors since November 2006 and as a member of the Board of Directors since November 1993. Mr. Chambers also served as President from January 31, 1995 to November 2006. He joined Cisco as Senior Vice President in January 1991 and was promoted to Executive Vice President in June 1994. Mr. Chambers was promoted to President and Chief Executive Officer as of January 31, 1995. Before joining Cisco, he was employed by Wang Laboratories, Inc. for eight years, where, in his last role, he was the Senior Vice President of U.S. Operations.

Mark Chandler	51

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

Name	Age	Position
Wim Elfrink	55

Executive Vice President, Customer Advocacy and Chief Globalization Officer

Mr. Elfrink joined Cisco in 1997 as Vice President of Customer Advocacy. In November 2000 he was promoted to Senior Vice President, Customer Advocacy, and he was appointed Chief Globalization Officer in December 2006. In August 2007 he was named Executive Vice President.

Charles H. Giancarlo	49

Executive Vice President, Chief Development Officer

Mr. Giancarlo joined Cisco in December 1994 as Director of Business Development. He was promoted to Vice President in September 1995. He was Vice President of Global Alliances from April 1997 to April 1999 and promoted to Senior Vice President in April 1998. In April 1999, he was promoted to Senior Vice President, Commercial Line of Business. In August 2001, he was promoted to Senior Vice President and General Manager of the Access, Aggregation, Ethernet Switching, and Wireless Groups. In May 2002, he was promoted to Senior Vice President of the Switching, Voice and Storage Groups. In June 2003, he also became the President of Cisco-Linksys LLC. In August 2004, he was promoted to Chief Technology Officer. At the end of July 2005, he was promoted to Senior Vice President, Chief Development Officer and was named Executive Vice President in August 2007. Before joining Cisco, he served as Vice President of Marketing with Kalpana Corporation from July 1993 until Kalpana was acquired by Cisco in December 1994. Mr. Giancarlo currently serves on the board of directors of Netflix, Inc.

Richard J. Justice	57

Executive Vice President, Worldwide Operations and Business Development

Mr. Justice joined Cisco in December 1996 as Senior Vice President of the Americas. In February 2000, he was promoted to Senior Vice President, Worldwide Field Operations. He became Senior Vice President, Worldwide Operations and Business Development in December 2006 and was named Executive Vice President in August 2007. Before joining Cisco, Mr. Justice spent 22 years at Hewlett-Packard Company where, in his last role, he was responsible for Worldwide Enterprise Sales and Marketing.

Randy Pond	53

Executive Vice President, Operations, Processes and Systems

Mr. Pond joined Cisco in September 1993. In 1994, Mr. Pond assumed leadership of Cisco’s Supply/Demand group. In 1994, he was appointed Director of Manufacturing Operations. He was promoted to Vice President of Manufacturing in 1995. In January 2000, Mr. Pond was promoted to Senior Vice President of West Coast and Asia operations. He was promoted to Senior Vice President, Worldwide Manufacturing Operations and Logistics in June 2001. In August 2003, he was promoted to Senior Vice President, Operations, Processes and Systems, and he was named Executive Vice President in August 2007. Before joining Cisco, Mr. Pond held the position of Vice President Finance, Chief Financial Officer, and Vice President of Operations at Crescendo Communications.

Dennis D. Powell	59

Executive Vice President and Chief Financial Officer

Mr. Powell joined Cisco in January 1997 as Vice President, Corporate Controller. In June 2002, he was promoted to Senior Vice President, Corporate Finance. Mr. Powell was promoted to Senior Vice President and Chief Financial Officer in May 2003, and he was named Executive Vice President in August 2007. Before joining Cisco, Mr. Powell was employed by Coopers & Lybrand LLP for 26 years, most recently as a senior partner. Mr. Powell currently serves on the board of directors of Intuit Inc. In addition, he was appointed to the board of directors of Applied Materials, Inc. on September 12, 2007. Cisco announced in August 2007 that Mr. Powell will retire effective around mid-February 2008, and that Frank A. Calderoni, currently Senior Vice President, Customer Solutions Finance of Cisco, is expected to succeed Mr. Powell as Cisco’s Chief Financial Officer.

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

•	How well we execute on our strategy and operating plans

•	Benefits anticipated from our investments in engineering, sales and manufacturing activities

•	Changes in accounting rules, such as recording expenses for employee stock option grants and tax accounting, including accounting for uncertain tax positions

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

Sales to the service provider market have been characterized by larger and more uneven purchases, especially relating to our router sales and sales of certain of our advanced technologies, in addition to longer sales cycles. We have experienced significant weakness in sales to service providers over certain extended periods of time as market conditions have fluctuated. Sales activity in this industry depends upon the stage of completion of expanding network infrastructures; the availability of funding; and the extent to which service providers are affected by regulatory, economic, and business conditions in the country of operations. Although some service providers may have increased capital expenditures over the depressed levels that have prevailed over the last few years, weakness in orders from this industry could have a material adverse effect on our business, operating results, and financial condition. Slowdowns in the general economy, overcapacity, changes in the service provider market, regulatory developments, and constraints on capital availability have had a material adverse effect on many of our service provider customers, with many of these customers going out of business or substantially reducing their expansion plans. These conditions have materially harmed our business and operating results, and we expect that some or all of these conditions may continue for the foreseeable future. Finally, service provider customers typically have longer implementation cycles; require a broader range of services including design services; demand that vendors take on a larger share of risks; often require acceptance provisions, which can lead to a delay in revenue recognition; and expect financing from vendors. All these factors can add further risk to business conducted with service providers.

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

Manufacturing capacity and component supply constraints, including those caused by any possible disruption related to our recently completed implementation of the lean manufacturing model, could be significant issues for us. We purchase components from a variety of suppliers and use several contract manufacturers to provide manufacturing services for our products. During the normal course of business, in order to improve manufacturing lead-time performance and to help ensure adequate component supply, we enter into agreements with contract manufacturers and suppliers that either allow them to procure inventory based upon criteria as defined by us or that establish the parameters defining our requirements. In certain instances, these agreements allow us the option to cancel, reschedule, and adjust our requirements based on our business needs prior to firm orders being placed. If we fail to anticipate customer demand properly, an oversupply of parts could result in excess or obsolete components that could adversely affect our gross margins. For additional information regarding our purchase commitments with contract manufacturers and suppliers, see Note 8 to the Consolidated Financial Statements in our 2007 Annual Report to Shareholders which Note is incorporated into this report by reference.

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

THE MARKETS IN WHICH WE COMPETE ARE INTENSELY COMPETITIVE, WHICH COULD ADVERSELY AFFECT OUR REVENUE GROWTH

The markets in which we compete are characterized by rapid change, converging technologies, and a migration to networking solutions that offer relative advantages. These market factors represent a competitive threat to us. We compete with numerous vendors in each product category. The overall number of our competitors providing niche product solutions may increase. Also, the identity and composition of competitors may change as we increase our activity in our advanced technology markets. As we continue to expand globally, we may see new competition in different geographic regions. In particular, we have experienced price-focused competition from competitors in Asia, especially China, and we anticipate this will continue. For information regarding our competition and the risks arising out of the competitive environment in which we operate, see the section entitled “Competition” contained in Item 1 of this report.

WE DEPEND UPON THE DEVELOPMENT OF NEW PRODUCTS AND ENHANCEMENTS TO EXISTING PRODUCTS, AND IF WE FAIL TO PREDICT AND RESPOND TO EMERGING TECHNOLOGICAL TRENDS AND CUSTOMERS’ CHANGING NEEDS, OUR OPERATING RESULTS AND MARKET SHARE MAY SUFFER

The markets for our products are characterized by rapidly changing technology, evolving industry standards, new product introductions, and evolving methods of building and operating networks. Our operating results depend on our ability to develop and introduce new products into existing and emerging markets and to reduce the production costs of existing products. We believe the industry is evolving to enable personal and business process collaboration enabled by Web 2.0, the technologies that enable user collaboration, as part of the second major phase of the Internet. As such, many of our strategic initiatives and investments are aimed at meeting the requirements that a network capable of multiple party, collaborative interaction would demand, and the investments we have made and our architectural approach are designed to enable Web 2.0 and the increased use of the network as the platform for all forms of communications and information technology. The process of developing new technology is complex and uncertain, and if we fail to accurately predict customers’ changing needs and emerging technological trends our business could be harmed. We must commit significant resources to developing new products before knowing whether our investments will result in products the market will accept. In particular, if our model of the evolution of networking to collaborative systems does not emerge as we believe it will, or if the industry does not evolve as we believe it will, many of our strategic initiatives and investments may be of no or limited value. Furthermore, we may not execute successfully on that vision because of errors in product planning or timing, technical hurdles that we fail to overcome in a timely fashion, or a lack of appropriate resources. This could result in competitors providing those solutions before we do and loss of market share, net sales, and earnings. The success of new products depends on several factors, including proper new product definition, component costs, timely completion and introduction of these products, differentiation of new products from those of our competitors, and market acceptance of these products. There can be no assurance that we will successfully identify new product opportunities, develop and bring new products to market in a timely manner, or achieve market acceptance of our products or that products and technologies developed by others will not render our products or technologies obsolete or noncompetitive. Specifically, the products and technologies that we identify as “emerging technologies,” such as our TelePresence products, or “advanced technologies” may not prove to have the market success we anticipate, and we may not successfully identify and invest in other emerging or advanced technologies.

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

•

Use a substantial portion of our cash resources, as we did in connection with our acquisitions of WebEx and IronPort, or incur debt as we did in February 2006 when we issued and sold $6.5 billion in senior unsecured notes to fund our acquisition of Scientific-Atlanta

•	Significantly increase our interest expense, leverage and debt service requirements if we incur additional debt to pay for an acquisition

•	Assume liabilities

•	Record goodwill and nonamortizable intangible assets that are subject to impairment testing on a regular basis and potential periodic impairment charges

•	Incur amortization expenses related to certain intangible assets

•	Incur tax expenses related to the post-acquisition integration of purchased intangible assets into our intercompany R&D cost sharing arrangement

•	Incur large and immediate write-offs and restructuring and other related expenses

•	Become subject to intellectual property or other litigation

Mergers and acquisitions of high-technology companies are inherently risky and subject to many factors outside of our control, and no assurance can be given that our previous or future acquisitions will be successful and will not materially adversely affect our business, operating results, or financial condition. Failure to manage and successfully integrate acquisitions could materially harm our business and operating results. Prior acquisitions have resulted in a wide range of outcomes, from successful introduction of new products and technologies to a failure to do so. Even when an acquired company has already developed and marketed products, there can be no assurance that product enhancements will be made in a timely fashion or that preacquisition due diligence will have identified all possible issues that might arise with respect to such products.

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

We conduct significant sales and customer support operations in countries outside of the United States, maintain a manufacturing facility for a substantial portion of our video systems products in Juarez, Mexico, and also depend on non-U.S. operations of our contract manufacturers and our distribution partners. Recently our Emerging Markets theater has been the fastest growing of our business segments, and our growth depends in part on our continuing to increase sales into this theater. Our future results could be materially adversely affected by a variety of uncontrollable and changing factors relating to our operations outside the United States, any or all of which could have a material adverse effect on our operating results and financial condition, including, among others, foreign currency exchange rates; political or social unrest, economic instability or natural disasters in a specific country or region; environmental and trade protection measures and other regulatory requirements, which may affect our ability to import our products to, export our products from, or sell our products in various countries; political considerations that affect service provider and government spending patterns; health or similar issues, such as a pandemic or epidemic; difficulties in staffing and managing international operations; and adverse tax consequences, including imposition of withholding or other taxes on payments by subsidiaries.

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

CHANGES IN TELECOMMUNICATIONS REGULATION AND TARIFFS COULD HARM OUR PROSPECTS AND FUTURE SALES

Changes in telecommunications requirements, or regulatory requirements in other industries in which we operate, in the United States or other countries could affect the sales of our products. In particular, we believe that there may be future changes in U.S. telecommunications regulations that could slow the expansion of the service providers’ network infrastructures and materially adversely affect our business, operating results, and financial condition.

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

CHANGES IN OUR PROVISION FOR INCOME TAXES OR ADVERSE OUTCOMES RESULTING FROM EXAMINATION OF OUR INCOME TAX RETURNS COULD ADVERSELY AFFECT OUR RESULTS

Our provision for income taxes is subject to volatility and could be adversely affected by earnings being lower than anticipated in countries which have lower tax rates and higher than anticipated in countries which have higher tax rates; by changes in the valuation of our deferred tax assets and liabilities; by expiration of or lapses in the R&D tax credit laws; by transfer pricing adjustments including the post-acquisition integration of purchased intangible assets from certain acquisitions into our intercompany R&D cost sharing arrangement; by tax effects of share-based compensation; by costs related to intercompany restructurings; or by changes in tax laws, regulations, accounting principles, including accounting for uncertain tax positions, or interpretations thereof. Further, as a result of certain of our ongoing employment and capital investment actions and commitments, our income in certain countries is subject to reduced tax rates, and in some cases is wholly exempt from tax. Our failure to meet these commitments could adversely impact our provision for income taxes. In addition, we are subject to the continuous examination of our income tax returns by the Internal Revenue Service and other tax authorities. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes. There can be no assurance that the outcomes from these continuous examinations will not have an adverse effect on our operating results and financial condition.

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

MAN-MADE PROBLEMS SUCH AS COMPUTER VIRUSES OR TERRORISM MAY DISRUPT OUR OPERATIONS AND HARM OUR OPERATING RESULTS

Despite our implementation of network security measures, our servers are vulnerable to computer viruses, break-ins, and similar disruptions from unauthorized tampering with our computer systems. Any such event could have a material adverse effect on our business, operating results, and financial condition. Efforts to limit the ability of malicious third parties to disrupt the operations of the Internet or undermine our own security efforts may meet with resistance. In addition, the continued threat of terrorism and heightened security and military action in response to this threat, or any future acts of terrorism, may cause further disruptions to the economies of the United States and other countries and create further uncertainties or otherwise materially harm our business, operating results, and financial condition. Likewise, events such as widespread blackouts could have similar negative impacts. To the extent that such disruptions or uncertainties result in delays or cancellations of customer orders or the manufacture or shipment of our products, our business, operating results, and financial condition could be materially and adversely affected.

WE ARE EXPOSED TO FLUCTUATIONS IN THE MARKET VALUES OF OUR PORTFOLIO INVESTMENTS AND IN INTEREST RATES; IMPAIRMENT OF OUR INVESTMENTS COULD HARM OUR EARNINGS

We maintain an investment portfolio of various holdings, types, and maturities. These securities are generally classified as available-for-sale and, consequently, are recorded on our Consolidated Balance Sheets at fair value with unrealized gains or losses reported as a separate component of accumulated other comprehensive income, net of tax. Part of this portfolio includes equity investments in publicly traded companies, the values of which are subject to market price volatility to the extent unhedged. If the public equities market declines, we may recognize in earnings the decline in fair value of our publicly traded equity investments below the cost basis when the decline is judged to be other-than-temporary. For information regarding the sensitivity of and risks associated with the market value of portfolio investments and interest rates, refer to the section titled “Quantitative and Qualitative Disclosures About Market Risk” included in our 2007 Annual Report to Shareholders, which section is incorporated by reference into this report. Our investments in private companies are subject to risk of loss of investment capital. These investments are inherently risky because the markets for the technologies or products they have under development are typically in the early stages and may never materialize. We could lose our entire investment in these companies.

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

Outside the United States our operations are conducted primarily in leased sites, and to a lesser extent in owned sites. Significant sites include Australia, Canada, China, France, Germany, India, Israel, Japan, Netherlands, Singapore, and the United Kingdom, among others.

We own and lease the Scientific-Atlanta manufacturing facilities, with a principal manufacturing facility located in Juarez, Mexico. We believe that our existing properties, including both owned and leased, are in good condition and suitable for the conduct of our business.

For additional information regarding obligations under operating leases, see Note 8 to the Consolidated Financial Statements in our 2007 Annual Report to Shareholders. Note 8 is incorporated by reference herein. For additional information regarding properties by operating segment, see Note 12 to the Consolidated Financial Statements in our 2007 Annual Report to Shareholders, Note 12 is incorporated by reference herein.

ITEM 3. Legal Proceedings

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

We and other defendants were subject to claims asserted by Telcordia Technologies, Inc. on July 16, 2004 in the Federal District Court for the District of Delaware alleging that various Cisco routers, switches and optical products infringed United States Patent Nos. 4,893,306, 4,835,763 and Re 36,633. Telcordia sought damages and injunctive relief. The Court ruled that, as a matter of law, we do not infringe Patent No. 4,893,306. After conclusion of a trial, on May 10, 2007, a jury found that infringement had occurred and awarded damages in an amount that is not material to us. We have asked the Court to reverse the verdict as a matter of law, and if necessary, we intend to appeal the decision. Telcordia has asked the Court to enhance damages and award it attorneys’ fees and also has the right to appeal. We believe that the ultimate outcome of this matter and aggregate potential damages will not be material.

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

In addition, we are subject to legal proceedings, claims, and litigation arising in the ordinary course of business, including intellectual property litigation. While the outcome of these matters is currently not determinable, we do not expect that the ultimate costs to resolve these matters will have a material adverse effect on our consolidated financial position, results of operations, or cash flows. For additional information regarding intellectual property litigation, see “Part I, Item 1A. Risk Factors—We may be found to infringe on intellectual property rights of others” herein.

ITEM 4. Submission of Matters to a Vote of Security Holders

None.

PART II

ITEM 5. Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

(a) On June 19, 2007, we issued an aggregate of 12,855,889 shares of our common stock in connection with the acquisition of IronPort Systems, Inc. The offer and sale of the securities were effected without registration in reliance on the exemption afforded by Section 3(a)(10) of the Securities Act of 1933, as amended. The issuance was approved, after a hearing upon the fairness of the terms and conditions of the transaction, by the California Department of Corporations under authority to grant such approval as expressly authorized by the laws of the State of California.

The market price and related Cisco shareholder information required by this item are incorporated by reference to the section entitled “Stock Market Information” on page 79 of our 2007 Annual Report to Shareholders.

(b) None.

(c) Issuer Purchases of Equity Securities (in millions, except per-share amounts)

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs(2)
April 29, 2007 to May 26, 2007	20	$26.24	20	$4,737
May 27, 2007 to June 23, 2007	14	$26.73	14	$4,363
June 24, 2007 to July 28, 2007	20	$28.82	20	$8,771

Total	54	$27.33	54

(1)	Includes shares repurchased to satisfy tax withholding obligations that arise on the vesting of shares of restricted stock and restricted stock units.
(2)

On September 13, 2001, we announced that our Board of Directors had authorized a stock repurchase program. As of July 28, 2007, our Board of Directors had authorized the repurchase of up to $52 billion of common stock under this program, which includes the July 26, 2007 authorization to repurchase up to an additional $5 billion of our common stock with no termination date. During fiscal 2007, we repurchased and retired 297 million shares of our common stock at an average price of $26.12 per share for an aggregate purchase price of $7.8 billion. As of July 28, 2007, we had repurchased and retired 2.2 billion shares of our common stock at an average price of $19.40 per share for an aggregate purchase price of $43.2 billion since inception of the stock repurchase program, and the remaining authorized amount for stock repurchases under this program was $8.8 billion with no termination date.

ITEM 6. Selected Financial Data

The information required by this item is incorporated by reference to page 18 of our 2007 Annual Report to Shareholders.

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information required by this item is incorporated by reference to pages 19 to 41 of our 2007 Annual Report to Shareholders.

ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk

The information required by this item is incorporated by reference to pages 42 to 44 of our 2007 Annual Report to Shareholders.

ITEM 8. Financial Statements and Supplementary Data

The information required by this item is incorporated by reference to pages 45 to 78 and the section entitled “Supplementary Financial Data (Unaudited)” on page 79 of our 2007 Annual Report to Shareholders.

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

Internal Control Over Financial Reporting

Management’s report on our internal control over financial reporting and the report of our independent registered public accounting firm are incorporated by reference to the portion of page 16 under the caption “Management’s Report on Internal Control Over Financial Reporting” and the portion of page 17 under the caption “Internal Control Over Financial Reporting,” respectively, of our 2007 Annual Report to Shareholders.

There was no change in our internal control over financial reporting during our fourth quarter of fiscal 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. Other Information

None.

PART III

ITEM 10. Directors, Executive Officers and Corporate Governance

The information required by this item relating to our directors and nominees, regarding compliance with Section 16(a) of the Securities Act of 1934, and regarding our Audit Committee is included under the captions “Proposal No. 1: Election of Directors—General” and “—Business Experience of Nominees,” “Ownership of Securities—Section 16(a) Beneficial Ownership Reporting Compliance,” and “Proposal No. 1: Election of Directors—Board Committees and Meetings” in our Proxy Statement related to the 2007 Annual Meeting of Shareholders and is incorporated herein by reference.

Pursuant to General Instruction G(3) of Form 10-K, the information required by this item relating to our executive officers is included under the caption “Executive Officers of the Registrant” in Part I of this report.

We have adopted a code of ethics that applies to our principal executive officer and all members of our finance department, including the principal financial officer and principal accounting officer. This code of ethics, which consists of the “Special Ethics Obligations for Employees with Financial Reporting Responsibilities” section of our Code of Business Conduct that applies to employees generally, is posted on our Website. The Internet address for our Website is www.cisco.com , and the code of ethics may be found from our main Web page by clicking first on “About Cisco” and then on “Corporate Governance” under “Investor Relations,” next on “Code of Business Conduct” under “Corporate Governance,” and finally on “Special Ethics Obligations for Employees with Financial Reporting Responsibilities.”

We intend to satisfy any disclosure requirement under Item 5.05 of Form 8-K regarding an amendment to, or waiver from, a provision of this code of ethics by posting such information on our Website, at the address and location specified above.

ITEM 11. Executive Compensation

The information appearing under the headings “Proposal No. 1: Election of Directors—Director Compensation” and “Executive Compensation and Related Information” in our Proxy Statement related to the 2007 Annual Meeting of Shareholders is incorporated herein by reference.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item relating to security ownership of certain beneficial owners and management is included under the caption “Ownership of Securities,” and the information required by this item relating to securities authorized for issuance under equity compensation plans is included under the caption “Proposal No. 2: Approval of Amendment and Extension of 2005 Stock Incentive Plan—Equity Compensation Plan Information,” in each case in our Proxy Statement related to the 2007 Annual Meeting of Shareholders, and is incorporated herein by reference.

ITEM 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item relating to review, approval or ratification of transactions with related persons is included under the captions “Review, Approval or Ratification of Transactions with Related Persons” and “Certain Transactions with Related Persons,” and the information required by this item relating to director independence is included under the caption “Proposal No. 1: Election of Directors—Independent Directors,” in each case in our Proxy Statement related to the 2007 Annual Meeting of Shareholders, and is incorporated herein by reference.

ITEM 14. Principal Accountant Fees and Services

The information required by this item is included under the captions “Proposal No. 4: Ratification of Independent Registered Public Accounting Firm—Principal Accountant Fees and Services” and “—Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Registered Public Accounting Firm” in our Proxy Statement related to the 2007 Annual Meeting of Shareholders and is incorporated herein by reference.

PART IV

ITEM 15. Exhibits and Financial Statement Schedules

(a) 1.	Financial Statements

The Index to Financial Statements and Financial Statement Schedule on page 29 is incorporated herein by reference as the list of financial statements required as part of this report.

2.	Financial Statement Schedule

The Index to Financial Statements and Financial Statement Schedule on page 29 is incorporated herein by reference as the list of financial statement schedules required as part of this report.

3.	Exhibits

The exhibit list in the Index to Exhibits is incorporated herein by reference as the list of exhibits required as part of this report.

INDEX TO FINANCIAL STATEMENTS

AND FINANCIAL STATEMENT SCHEDULE

Item 15(a)

	Page
	Form 10-K	2007 Annual Report to Shareholders
Management’s Report on Internal Control Over Financial Reporting		16

Report of Independent Registered Public Accounting Firm		17

Consolidated Statements of Operations for each of the three years in the period ended July 28, 2007		45

Consolidated Balance Sheets at July 28, 2007 and July 29, 2006		46

Consolidated Statements of Cash Flows for each of the three years in the period ended July 28, 2007		47

Consolidated Statements of Shareholders’ Equity for each of the three years in the period ended July 28, 2007		48

Notes to Consolidated Financial Statements		49-78

Supplementary Financial Data (Unaudited) and Stock Market Information Fiscal 2007 and 2006 by Quarter		79

Financial Statement Schedule:

Schedule II Valuation and Qualifying Accounts	30

Report of Independent Registered Public Accounting Firm on Financial Statement Schedule	31

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

(in millions)

Allowance for Doubtful Accounts
Year ended July 30, 2005:
Balance at beginning of fiscal year	$179
Charged to expenses or other accounts	—
Deductions	(17)

Balance at end of fiscal year	$162

Year ended July 29, 2006:
Balance at beginning of fiscal year	$162
Charged to expenses or other accounts	24
Deductions	(11)

Balance at end of fiscal year	$175

Year ended July 28, 2007:
Balance at beginning of fiscal year	$175
Charged to expenses or other accounts	6
Deductions	(15)

Balance at end of fiscal year	$166

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

ON FINANCIAL STATEMENT SCHEDULE

To the Board of Directors and Shareholders of Cisco Systems, Inc.:

Our audits of the consolidated financial statements, of management’s assessment of the effectiveness of internal control over financial reporting and of the effectiveness of internal control over financial reporting referred to in our report dated September 14, 2007 appearing in the 2007 Annual Report to Shareholders of Cisco Systems, Inc. (which report, consolidated financial statements and assessment are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the financial statement schedule listed in Item 15(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/    PRICEWATERHOUSECOOPERS LLP

San Jose, California

September 14, 2007

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

September 17, 2007	CISCO SYSTEMS, INC.

/s/ JOHN T. CHAMBERS
John T. Chambers Chairman and Chief Executive Officer

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JOHN T. CHAMBERS John T. Chambers	Chairman, Chief Executive Officer and Director (Principal Executive Officer)	September 17, 2007

/s/ DENNIS D. POWELL Dennis D. Powell	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	September 17, 2007

/s/ JONATHAN CHADWICK Jonathan Chadwick	Senior Vice President, Corporate Controller, and Principal Accounting Officer	September 17, 2007

/s/ CAROL A. BARTZ Carol A. Bartz	Lead Independent Director	September 17, 2007

/s/ M. MICHELE BURNS M. Michele Burns	Director	September 17, 2007

/s/ MICHAEL D. CAPELLAS Michael D. Capellas	Director	September 17, 2007

/s/ LARRY R. CARTER Larry R. Carter	Director	September 17, 2007

Brian L. Halla	Director

/s/ JOHN L. HENNESSY Dr. John L. Hennessy	Director	September 17, 2007

Signature	Title	Date

/s/ RICHARD M. KOVACEVICH Richard M. Kovacevich	Director	September 17, 2007

/s/ RODERICK C. MCGEARY Roderick C. McGeary	Director	September 17, 2007

/s/ MICHAEL K. POWELL Michael K. Powell	Director	September 17, 2007

/s/ STEVEN M. WEST Steven M. West	Director	September 17, 2007

Jerry Yang	Director

INDEX TO EXHIBITS

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed Herewith
		Form	File No.	Exhibit	Filing Date
2.1	Agreement and Plan of Merger by and among Cisco Systems, Inc., Columbus Acquisition Corp. and Scientific-Atlanta, Inc. †	8-K	001-05517	2.1	11/21/2005

2.2	Agreement and Plan of Merger, dated as of March 15, 2007, among Cisco Systems, Inc., Wonder Acquisition Corp., and WebEx Communications, Inc. (incorporated by reference to Exhibit 2.1 of WebEx Communications, Inc.’s Current Report on Form 8-K (File No. 000-30849) filed March 15, 2007) †	8-K	000-30849	2.1	3/15/2007

3.1	Restated Articles of Incorporation of Cisco Systems, Inc., as currently in effect	S-3	333-56004	4.1	2/21/2001

3.2	Amended and Restated Bylaws of Cisco Systems, Inc., as currently in effect	8-K	000-18225	3.1	3/23/2007

4.1	Indenture, dated February 22, 2006, between Cisco Systems, Inc. and Deutsche Bank Trust Company Americas, as trustee	8-K	000-18225	4.1	2/22/2006

4.2	Forms of Global Note for the registrant’s Floating Rate Notes due 2009, 5.25% Senior Notes due 2011 and 5.50% Senior Notes due 2016	8-K	000-18225	4.1	2/22/2006

10.1*	Cisco Systems, Inc. Amended and Restated 1996 Stock Incentive Plan (including related form agreements)					X

10.2*	1997 Supplemental Stock Incentive Plan (including related form agreements)					X

10.3*	Cisco Systems, Inc. 2005 Stock Incentive Plan (including related form agreements)					X

10.4*	Cisco Systems, Inc. SA Acquisition Long-Term Incentive Plan (amends and restates the 2003 Long-Term Incentive Plan of Scientific-Atlanta) (including related form agreements)					X

10.5*	Cisco Systems, Inc. WebEx Acquisition Long-Term Incentive Plan. (amends and restates the WebEx Communications, Inc. Amended and Restated 2000 Stock Incentive Plan) (including related form agreements)					X

10.6*	Cisco Systems, Inc. Employee Stock Purchase Plan (including Sub-plan, the International Employee Stock Purchase Plan)	10-Q	000-18225	10.4	11/17/2003

10.7*	Cisco Systems, Inc. Deferred Compensation Plan, as amended					X

10.8*	Notice of Grant of Stock Option and Stock Option Agreement between John T. Chambers and Cisco Systems, Inc.	10-K	000-18225	10.6	9/20/2004

10.9*	Professional and Leadership Incentive Plan—FY 2007	8-K	000-18225	10.1	7/31/2006

10.10*	Form of Officer Indemnification Agreement	10-K	000-18225	10.7	9/20/2004

10.11*	Form of Director Indemnification Agreement	10-K	000-18225	10.8	9/20/2004

10.12	Credit Agreement dated as of August 17, 2007, by and among Cisco Systems, Inc., the Lenders party thereto, and Bank of America, N.A., as administration agent, swing line lender and an L/C issuer	8-K	000-18225	10.1	8/17/2007

13.1	Pages 16 to 79 of the Registrant’s 2007 Annual Report to Shareholders					X

21.1	Subsidiaries of the Registrant					X

23.1	Consent of Independent Registered Public Accounting Firm					X

24.1	Power of Attorney (included on page 32 of this Annual Report on Form 10-K)					X

31.1	Rule 13a–14(a)/15d–14(a) Certification of Principal Executive Officer					X

31.2	Rule 13a–14(a)/15d–14(a) Certification of Principal Financial Officer					X

32.1	Section 1350 Certification of Principal Executive Officer					X

32.2	Section 1350 Certification of Principal Financial Officer					X

†	Schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K. Cisco Systems, Inc. hereby undertakes to furnish supplementally copies of any of the omitted schedules and exhibits upon request by the Securities and Exchange Commission.
*	Indicates a management contract or compensatory plan or arrangement.