Form 10-Q
period 2007-10-27
CISCO SYSTEMS INC
filed 2007-11-20
CIK 858877

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 27, 2007

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

As of November, 9, 2007, 6,066,967,118 shares of the registrant’s common stock were outstanding.

Cisco Systems, Inc.

FORM 10-Q for the Quarter Ended October 27, 2007

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

CISCO SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in millions, except per-share amounts)

(Unaudited)

	Three Months Ended
	October 27, 2007	October 28, 2006
NET SALES:
Product	$8,015	$6,940
Service	1,539	1,244

Total net sales	9,554	8,184

COST OF SALES:
Product	2,823	2,499
Service	558	452

Total cost of sales	3,381	2,951

GROSS MARGIN	6,173	5,233

OPERATING EXPENSES:
Research and development	1,192	1,083
Sales and marketing	2,003	1,686
General and administrative	490	364
Amortization of purchased intangible assets	117	105
In-process research and development	3	4

Total operating expenses	3,805	3,242

OPERATING INCOME	2,368	1,991
Interest income, net	223	157
Other income, net	31	28

Interest and other income, net	254	185

INCOME BEFORE PROVISION FOR INCOME TAXES	2,622	2,176
Provision for income taxes	417	568

NET INCOME	$2,205	$1,608

Net income per share — basic	$0.36	$0.27

Net income per share — diluted	$0.35	$0.26

Shares used in per-share calculation — basic	6,087	6,061

Shares used in per-share calculation — diluted	6,330	6,199

See Notes to Consolidated Financial Statements.

CISCO SYSTEMS, INC.

CONSOLIDATED BALANCE SHEETS

(in millions, except par value)

(Unaudited)

	October 27, 2007	July 28, 2007
ASSETS
Current assets:
Cash and cash equivalents	$4,413	$3,728
Investments	20,266	18,538
Accounts receivable, net of allowance for doubtful accounts of $179 at October 27, 2007 and $166 at July 28, 2007	3,418	3,989
Inventories	1,315	1,322
Deferred tax assets	1,916	1,953
Prepaid expenses and other current assets	2,127	2,044

Total current assets	33,455	31,574

Property and equipment, net	3,956	3,893
Goodwill	12,158	12,121
Purchased intangible assets, net	2,379	2,540
Other assets	3,754	3,212

TOTAL ASSETS	$55,702	$53,340

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$820	$786
Income taxes payable	439	1,740
Accrued compensation	1,920	2,019
Deferred revenue	5,381	5,391
Other current liabilities	3,660	3,422

Total current liabilities	12,220	13,358

Long-term debt	6,582	6,408
Income taxes payable	682	—
Deferred revenue	1,726	1,646
Other long-term liabilities	489	438

Total liabilities	21,699	21,850

Minority interest	131	10
Shareholders’ equity:
Preferred stock, no par value: 5 shares authorized; none issued and outstanding	—	—
Common stock and additional paid-in capital, $0.001 par value: 20,000 shares authorized; 6,082 and 6,100 shares issued and outstanding at October 27, 2007 and July 28, 2007, respectively	32,510	30,687
Retained earnings	121	231
Accumulated other comprehensive income	1,241	562

Total shareholders’ equity	33,872	31,480

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$55,702	$53,340

See Notes to Consolidated Financial Statements.

CISCO SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

(Unaudited)

	Three Months Ended
	October 27, 2007	October 28, 2006
Cash flows from operating activities:
Net income	$2,205	$1,608
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	421	348
Employee share-based compensation expense	226	225
Share-based compensation expense related to acquisitions and investments	24	10
Provision for doubtful accounts	18	6
Deferred income taxes	(491)	60
Excess tax benefits from share-based compensation	(252)	(151)
In-process research and development	3	4
Net gains and impairment charges on investments	(54)	(48)
Change in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	554	206
Inventories	7	(106)
Prepaid expenses and other current assets	81	(16)
Lease receivables, net	(127)	(22)
Accounts payable	32	(11)
Income taxes payable and receivable	394	48
Accrued compensation	(99)	(29)
Deferred revenue	70	116
Other liabilities	77	23

Net cash provided by operating activities	3,089	2,271

Cash flows from investing activities:
Purchases of investments	(4,360)	(4,771)
Proceeds from sales and maturities of investments	3,526	4,268
Acquisition of property and equipment	(296)	(214)
Acquisition of businesses, net of cash and cash equivalents acquired	(45)	(121)
Change in investments in privately held companies	(20)	(48)
Other	(65)	(41)

Net cash used in investing activities	(1,260)	(927)

Cash flows from financing activities:
Issuance of common stock	1,539	1,019
Repurchase of common stock	(2,993)	(1,500)
Excess tax benefits from share-based compensation	252	151
Other	58	2

Net cash used in financing activities	(1,144)	(328)

Net increase in cash and cash equivalents	685	1,016
Cash and cash equivalents, beginning of period	3,728	3,297

Cash and cash equivalents, end of period	$4,413	$4,313

See Notes to Consolidated Financial Statements.

CISCO SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(in millions)

(Unaudited)

Three Months Ended October 28, 2006	Shares of Common Stock	Common Stock and Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income	Total Shareholders’ Equity
BALANCE AT JULY 29, 2006	6,059	$24,257	$(617)	$272	$23,912
Net income	—	—	1,608	—	1,608
Change in unrealized gains and losses on investments, net of tax	—	—	—	71	71

Comprehensive income					1,679

Issuance of common stock	69	1,019	—	—	1,019
Repurchase of common stock	(66)	(276)	(1,224)	—	(1,500)
Tax benefits from employee stock incentive plans	—	182	—	—	182
Purchase acquisitions	—	2	—	—	2
Employee share-based compensation expense	—	225	—	—	225
Share-based compensation expense related to acquisitions and investments	—	10	—	—	10

BALANCE AT OCTOBER 28, 2006	6,062	$25,419	$(233)	$343	$25,529

Three Months Ended October 27, 2007	Shares of Common Stock	Common Stock and Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income	Total Shareholders’ Equity
BALANCE AT JULY 28, 2007	6,100	$30,687	$231	$562	$31,480
Cumulative effect of adopting FIN 48	—	249	202	—	451

BALANCE AT JULY 29, 2007	6,100	30,936	433	562	31,931
Net income	—	—	2,205	—	2,205
Change in unrealized gains and losses on investments, net of tax	—	—	—	599	599
Other	—	—	—	80	80

Comprehensive income					2,884

Issuance of common stock	78	1,539	—	—	1,539
Repurchase of common stock	(96)	(496)	(2,517)	—	(3,013)
Tax benefits from employee stock incentive plans	—	279	—	—	279
Purchase acquisitions	—	2	—	—	2
Employee share-based compensation expense	—	226	—	—	226
Share-based compensation expense related to acquisitions and investments	—	24	—	—	24

BALANCE AT OCTOBER 27, 2007	6,082	$32,510	$121	$1,241	$33,872

Supplemental Information

In September 2001, the Company’s Board of Directors authorized a stock repurchase program. As of October 27, 2007, the Company’s Board of Directors had authorized an aggregate repurchase of up to $52 billion of common stock under this program. In addition, on November 15, 2007, the Company’s Board of Directors authorized the repurchase of up to an additional $10 billion of the Company’s common stock with no termination date. For additional information regarding stock repurchases, see Note 9 to the Consolidated Financial Statements. The stock repurchases since the inception of this program are summarized in the table below (in millions):

	Shares of Common Stock	Common Stock and Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income	Total Shareholders’ Equity
Repurchases of common stock	2,324	$8,073	$38,156	$—	$46,229

See Notes to Consolidated Financial Statements.

CISCO SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	Basis of Presentation

The fiscal year for Cisco Systems, Inc. (the “Company” or “Cisco”) is the 52 or 53 weeks ending on the last Saturday in July. Fiscal 2008 and 2007 are 52-week fiscal years. The Consolidated Financial Statements include the accounts of Cisco and its subsidiaries. All significant intercompany accounts and transactions have been eliminated.

The Company conducts business globally and is primarily managed on a geographic basis in the following theaters: United States and Canada; European Markets; Emerging Markets; Asia Pacific; and Japan. The Emerging Markets theater consists of Eastern Europe, Latin America, the Middle East and Africa, and Russia and the Commonwealth of Independent States (CIS).

The accompanying financial data as of October 27, 2007 and for the three months ended October 27, 2007 has been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. The July 28, 2007 Consolidated Balance Sheet was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and the notes thereto, included in the Company’s Annual Report on Form 10-K for the fiscal year ended July 28, 2007.

In the opinion of management, all adjustments (which include normal recurring adjustments, except as disclosed herein) necessary to present a fair statement of financial position as of October 27, 2007, results of operations, cash flows, and shareholders’ equity for the three months ended October 27, 2007 and October 28, 2006, as applicable, have been made. The results of operations for the three months ended October 27, 2007 are not necessarily indicative of the operating results for the full fiscal year or any future periods.

Certain reclassifications have been made to prior period amounts in order to conform to the current period’s presentation.

2.	Summary of Significant Accounting Policies

Computation of Net Income per Share

Basic net income per share is computed using the weighted-average number of common shares outstanding during the period. Diluted net income per share is computed using the weighted-average number of common shares and dilutive potential common shares outstanding during the period. Dilutive potential common shares primarily consist of employee stock options, restricted stock and restricted stock units.

Statement of Financial Accounting Standards No. 128, “Earnings per Share,” requires that employee equity share options, unvested shares, and similar equity instruments granted by the Company be treated as potential common shares outstanding in computing diluted earnings per share. Diluted shares outstanding include the dilutive effect of in-the-money options which is calculated based on the average share price for each fiscal period using the treasury stock method. Under the treasury stock method, the amount the employee must pay for exercising stock options, the amount of compensation cost for future service that the Company has not yet recognized, and the amount of tax benefits that would be recorded in additional paid-in capital when the award becomes deductible are assumed to be used to repurchase shares.

Income Taxes

In July 2006, the Financial Accounting Standards Board (FASB) issued Financial Interpretation No. 48, “Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109” (“FIN 48”), which is a change in accounting for income taxes. FIN 48 specifies how tax benefits for uncertain tax positions are to be recognized, measured, and derecognized in financial statements; requires certain disclosures of uncertain tax positions; specifies how reserves for uncertain tax positions should be classified on the balance sheet; and provides transition and interim-period guidance, among other provisions. FIN 48 is effective for fiscal years beginning after December 15, 2006 and as a result, was effective for the Company on July 29, 2007. See Note 11 for additional information, including the effects of adoption on the Company’s Consolidated Financial Statements.

Recent Accounting Pronouncements

SFAS 157

In September 2006, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework and gives guidance regarding the methods used for measuring fair value, and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is currently assessing the impact that SFAS 157 may have on its results of operations and financial position.

SFAS 159

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 is expected to expand the use of fair value accounting but does not affect existing standards which require certain assets or liabilities to be carried at fair value. The objective of SFAS 159 is to improve financial reporting by providing companies with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. Under SFAS 159, a company may choose, at specified election dates, to measure eligible items at fair value and report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. SFAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is currently assessing the impact that SFAS 159 may have on its results of operations and financial position.

3.	Business Combinations

Purchase Acquisitions

The total purchase consideration for acquisitions completed during the three months ended October 27, 2007 was $48 million. Under the terms of the definitive agreements, the purchase consideration related to the acquisitions completed during the three months ended October 27, 2007 consisted of cash and fully vested stock options assumed. The Consolidated Financial Statements include the operating results of each business from the date of acquisition. Pro forma results of operations for the acquisitions completed during the three months ended October 27, 2007 have not been presented because the effects of the acquisitions, individually or in the aggregate, were not material to the Company’s financial results.

Purchased Intangible Assets and In-Process Research and Development

The following table presents the amortization of purchased intangible assets and in-process research and development (in millions):

	Three Months Ended
	October 27, 2007	October 28, 2006
Amortization of purchased intangible assets
Cost of sales	$61	$36
Operating expenses	117	105

Total	$178	$141

In-process research and development	$3	$4

The Company’s methodology for allocating the purchase price for purchase acquisitions to in-process research and development (“in-process R&D”) is determined through established valuation techniques. In-process R&D is expensed upon acquisition because technological feasibility has not been established and no future alternative uses exist.

In connection with acquisitions completed during the three months ended October 27, 2007, the Company acquired intangible assets related to technology with an assigned value of $11 million and a weighted-average useful life of 4.1 years.

The following tables present details of the Company’s purchased intangible assets (in millions):

October 27, 2007	Gross	Accumulated Amortization	Net
Technology	$1,557	$(597)	$960
Customer relationships	1,813	(489)	1,324
Other	239	(144)	95

Total	$3,609	$(1,230)	$2,379

July 28, 2007	Gross	Accumulated Amortization	Net
Technology	$1,546	$(505)	$1,041
Customer relationships	1,812	(421)	1,391
Other	238	(130)	108

Total	$3,596	$(1,056)	$2,540

The estimated future amortization expense of purchased intangible assets as of October 27, 2007 is as follows (in millions):

Fiscal Year	Amount
2008 (remaining nine months)	$495
2009	589
2010	476
2011	385
2012	249
Thereafter	185

Total	$2,379

Goodwill

The following table presents the changes in goodwill allocated to the Company’s reportable segments during the three months ended October 27, 2007 (in millions):

	Balance at July 28, 2007	Acquisitions	Other	Balance at October 27, 2007
United States and Canada	$9,017	$15	$1	$9,033
European Markets	1,525	7	9	1,541
Emerging Markets	361	2	—	363
Asia Pacific	420	2	—	422
Japan	798	1	—	799

Total	$12,121	$27	$10	$12,158

Compensation Expense Related to Acquisitions and Investments

The following table presents the compensation expense related to acquisitions and investments (in millions):

	Three Months Ended
	October 27, 2007	October 28, 2006
Share-based compensation expense	$24	$10
Cash compensation expense	15	11

Total	$39	$21

Share-Based Compensation Expense

As of October 27, 2007, the remaining balance of share-based compensation related to acquisitions and investments to be recognized over the vesting periods was approximately $288 million.

Cash Compensation Expense

In connection with the Company’s purchase acquisitions, asset purchases, and acquisitions of variable interest entities, the Company has agreed to pay certain additional amounts in cash contingent upon achieving certain agreed-upon technology, development, product, or other milestones; or continued employment of certain employees with the Company. In each case, any additional amounts paid will be recorded as compensation expense. As of October 27, 2007, the Company had remaining potential payments of up to $203 million pursuant to these agreements.

4.	Balance Sheet Details

The following tables provide details of selected balance sheet items (in millions):

	October 27, 2007	July 28, 2007
Inventories:
Raw materials	$130	$173
Work in process	45	45
Finished goods:
Distributor inventory and deferred cost of sales	556	544
Manufactured finished goods	338	314

Total finished goods	894	858

Service-related spares	211	211
Demonstration systems	35	35

Total	$1,315	$1,322

Property and equipment, net:
Land, buildings, and leasehold improvements	$4,095	$4,022
Computer equipment and related software	1,684	1,605
Production, engineering, and other equipment	4,428	4,264
Operating lease assets	176	181
Furniture and fixtures	407	394

	10,790	10,466

Less accumulated depreciation and amortization	(6,834)	(6,573)

Total	$3,956	$3,893

Other assets:
Deferred tax assets	$1,612	$1,060
Investments in privately held companies	660	643
Income tax receivable	—	277
Lease receivables, net	628	539
Other	854	693

Total	$3,754	$3,212

Deferred revenue:
Service	$4,651	$4,840
Product:
Unrecognized revenue on product shipments and other deferred revenue	1,930	1,769
Cash receipts related to unrecognized revenue from two-tier distributors	526	428

Total product deferred revenue	2,456	2,197

Total	$7,107	$7,037

Reported as:
Current	$5,381	$5,391
Noncurrent	1,726	1,646

Total	$7,107	$7,037

5.	Lease Receivables, Net

Lease receivables represent sales-type and direct-financing leases resulting from the sale of the Company’s and complementary third-party products and services. These lease arrangements typically have terms from two to three years and are generally collateralized by a security interest in the underlying assets. The current portion of lease receivables, net, is recorded in prepaid expenses and other current assets, and the noncurrent portion is recorded in other assets. The net lease receivables are summarized as follows (in millions):

	October 27, 2007	July 28, 2007
Gross lease receivables	$1,286	$1,140
Unearned income and other allowances	(231)	(212)

Total	$1,055	$928

Reported as:
Current	$427	$389
Noncurrent	628	539

Total	$1,055	$928

Contractual maturities of the gross lease receivables at October 27, 2007 were $408 million in the remaining nine months of fiscal 2008, $439 million in fiscal 2009, $256 million in fiscal 2010, $130 million in fiscal 2011, and $53 million in fiscal 2012 and thereafter. Actual cash collections may differ from the contractual maturities due to early customer buyouts, refinancings, or defaults.

6.	Investments

The following tables summarize the Company’s investments (in millions):

October 27, 2007	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Fixed income securities:
U.S. government notes and bonds	$7,676	$96	$(1)	$7,771
Corporate notes, bonds, and asset-backed securities	8,554	28	(51)	8,531
Municipal notes and bonds	1,745	3	—	1,748

Total fixed income securities	17,975	127	(52)	18,050
Publicly traded equity securities	1,006	1,227	(17)	2,216

Total	$18,981	$1,354	$(69)	$20,266

July 28, 2007	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Fixed income securities:
U.S. government notes and bonds	$6,919	$29	$(8)	$6,940
Corporate notes, bonds, and asset-backed securities	8,765	7	(57)	8,715
Municipal notes and bonds	1,643	—	(1)	1,642

Total fixed income securities	17,327	36	(66)	17,297
Publicly traded equity securities	901	354	(14)	1,241

Total	$18,228	$390	$(80)	$18,538

The following table summarizes the maturities of the Company’s fixed income securities at October 27, 2007 (in millions):

	Amortized Cost	Fair Value
Less than 1 year	$5,178	$5,180
Due in 1 to 2 years	3,000	3,015
Due in 2 to 5 years	7,422	7,492
Due after 5 years	2,375	2,363

Total	$17,975	$18,050

Actual maturities may differ from the contractual maturities because borrowers may have the right to call or prepay certain obligations.

7.	Borrowings

Long-Term Debt

In February 2006, the Company issued $500 million of senior floating interest rate notes due 2009 (the “2009 Notes”), $3.0 billion of 5.25% senior notes due 2011 (the “2011 Notes”), and $3.0 billion of 5.50% senior notes due 2016 (the “2016 Notes”), for an aggregate principal amount of $6.5 billion. The following table summarizes the Company’s long-term debt (in millions, except percentages):

	October 27, 2007		July 28, 2007
	Amount	Effective Rate(1)	Amount	Effective Rate(1)
Senior notes:
Floating-rate notes, due 2009	$500	5.58%	$500	5.44%
5.25% fixed-rate notes, due 2011	3,000	5.70%	3,000	5.56%
5.50% fixed-rate notes, due 2016	3,000	5.93%	3,000	5.79%

Total senior notes	6,500		6,500

Other notes	5		5
Unamortized discount	(16)		(16)
Fair value adjustment	93		(81)

Total	$6,582		$6,408

(1)

The effective rates for the 2011 Notes and the 2016 Notes reflect the variable rate in effect as of the period end on the interest rate swaps designated as fair value hedges of those notes, including the amortization of the discount.

The 2011 Notes and the 2016 Notes are redeemable by the Company at any time, subject to a make-whole premium. To achieve its interest rate objectives, the Company entered into $6.0 billion notional amount of interest rate swaps. In effect, these swaps convert the fixed interest rates of the 2011 Notes and the 2016 Notes to floating interest rates based on the London Interbank Offered Rate (“LIBOR”). Gains and losses in the fair value of the interest rate swaps offset changes in the fair value of the underlying debt. The Company was in compliance with all debt covenants as of October 27, 2007.

Interest is payable quarterly on the 2009 Notes and semi-annually on the 2011 Notes and 2016 Notes. Interest expense, net of hedging, included in interest income, net, as well as cash paid for interest, are summarized as follows (in millions):

	Three Months Ended
	October 27, 2007	October 28, 2006
Interest expense	$96	$94
Cash paid for interest	$178	$166

Credit Facility

On August 17, 2007, the Company entered into a credit agreement with certain institutional lenders which provides for a $3.0 billion unsecured revolving credit facility that is scheduled to expire on August 17, 2012. Any advances under the credit agreement will accrue interest at rates that are equal to, based on certain conditions, either (i) the higher of the Federal Funds rate plus 0.50% or Bank of America’s “prime rate” as announced from time to time, or (ii) LIBOR plus a margin that is based on the Company’s senior debt credit ratings as published by Standard & Poor’s Ratings Services and Moody’s Investors Service, Inc. The credit agreement requires that the Company maintain an interest coverage ratio as defined in the agreement. As of October 27, 2007, the Company was in compliance with the required interest coverage ratio and the Company had not borrowed any funds under the credit facility. The Company may also, upon the agreement of either the then existing lenders or of additional lenders not currently parties to the agreement, increase the commitments under the credit facility up to a total of $5.0 billion, and/or extend the expiration date of the credit facility up to August 15, 2014.

8.	Commitments and Contingencies

Operating Leases

The Company leases office space in several U.S. locations. Outside the United States, larger sites include Australia, Belgium, Canada, China, France, Germany, India, Israel, Italy, Japan, and the United Kingdom. Future annual minimum lease payments under all non-cancelable operating leases with an initial term in excess of one year as of October 27, 2007 are as follows (in millions):

Fiscal Year	Amount
2008 (remaining nine months)	$229
2009	216
2010	189
2011	155
2012	596
Thereafter	236

Total	$1,621

Purchase Commitments with Contract Manufacturers and Suppliers

The Company purchases components from a variety of suppliers and uses several contract manufacturers to provide manufacturing services for its products. During the normal course of business, in order to manage manufacturing lead times and help ensure adequate component supply, the Company enters into agreements with contract manufacturers and suppliers that either allow them to procure inventory based upon criteria as defined by the Company or that establish the parameters defining the Company’s requirements. In certain instances, these agreements allow the Company the option to cancel, reschedule, and adjust the Company’s requirements based on its business needs prior to firm orders being placed. Consequently, only a portion of the Company’s reported purchase commitments arising from these agreements are firm, non-cancelable, and unconditional commitments. As of October 27, 2007, the Company had total purchase commitments for inventory of $2.5 billion, compared with $2.6 billion as of July 28, 2007.

In addition to the above, the Company records a liability for firm, non-cancelable, and unconditional purchase commitments for quantities in excess of its future demand forecasts consistent with the valuation of the Company’s excess and obsolete inventory. As of October 27, 2007, the liability for these purchase commitments was $149 million, compared with $168 million as of July 28, 2007, and was included in other current liabilities.

Nuova Systems, Inc.

In fiscal 2007, the Company made an investment in Nuova Systems, Inc. (“Nuova”), which conducts research and development on data center-related products. This investment included $50 million of funding and a license to certain of the Company’s technology. As a result of this investment, the Company owns approximately 80% of Nuova and has consolidated the results of Nuova in the Company’s Consolidated Financial Statements beginning in the first quarter of fiscal 2007. Upon the occurrence of certain events, the Company has committed additional funding of up to $62 million.

In connection with this investment, the Company and Nuova have entered into a call option agreement that provides the Company with the right to purchase the remaining interests of approximately 20% in Nuova. If the call option is exercised by the Company, the minority interest holders would be eligible to receive three milestone payments based on agreed-upon formulas. The exercise of the call option, if exercised, may occur in the second half of fiscal 2008 or early fiscal 2009. The amounts due under the milestone payments will be recognized by the Company when it is determined that the exercise of the call option is probable, which may be in advance of the exercise of the call option, and will be recorded as compensation expense based on an estimate of the fair value of the amounts that could be earned by the minority interest holders pursuant to a vesting schedule. Subsequent changes to the fair value of the amounts probable of being earned and the continued vesting will result in adjustments to the recorded compensation expense. If the Company exercises the call option, the potential amount that could be recorded as compensation expense would be up to a maximum of $678 million. The potential amounts are expected to be paid during fiscal 2010 through fiscal 2012.

Other Commitments

As of October 27, 2007, the Company was party to an agreement to invest approximately $700 million in venture funds managed by SOFTBANK Corp. and its affiliates (“SOFTBANK”) that is required to be funded on demand. As of October 27, 2007 and July 28, 2007, the Company had invested $616 million in the venture funds pursuant to the commitment.

The Company also has certain other funding commitments related to its privately held investments that are based on the achievement of certain agreed-upon milestones. The remaining funding commitments were approximately $90 million as of October 27, 2007, compared with approximately $56 million as of July 28, 2007.

Variable Interest Entities

In the ordinary course of business, the Company has investments in privately held companies and provides financing to certain customers through its wholly owned subsidiaries, which may be considered to be variable interest entities. The Company has evaluated its investments in these privately held companies and customer financings and determined that there were no significant unconsolidated variable interest entities as of October 27, 2007.

Guarantees and Product Warranties

The following table summarizes the activity related to the product warranty liability during the three months ended October 27, 2007 and October 28, 2006 (in millions):

	Three Months Ended
	October 27, 2007	October 28, 2006
Balance at beginning of period	$340	$309
Provision for warranties issued	135	129
Payments	(126)	(115)

Balance at end of period	$349	$323

The Company accrues for warranty costs as part of its cost of sales based on associated material product costs, labor costs for technical support staff, and associated overhead. The products sold are generally covered by a warranty for periods ranging from 90 days to five years, and for some products the Company provides a limited lifetime warranty.

The Company’s guarantees as of October 27, 2007 and July 28, 2007 that were subject to recognition and disclosure requirements were not material. In the normal course of business, the Company indemnifies other parties, including customers, lessors, and parties to other transactions with the Company, with respect to certain matters. The Company has agreed to hold the other parties harmless against losses arising from a breach of representations or covenants, or out of intellectual property infringement or other claims made against certain parties. These agreements may limit the time within which an indemnification claim can be made and the amount of the claim. In addition, the Company has entered into indemnification agreements with its officers and directors, and the Company’s bylaws contain similar indemnification obligations to the Company’s agents.

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

Derivative Instruments

The Company uses derivative instruments primarily to manage exposures to foreign currency, interest rate, and equity security price risks. The Company’s primary objective in holding derivatives is to reduce the volatility of earnings and cash flows associated with changes in foreign currency, interest rates, and equity security prices. The Company’s derivatives expose it to credit risk to the extent that the counterparties may be unable to meet the terms of the agreement. The Company seeks to mitigate such risks by limiting its counterparties to major financial institutions. In addition, the potential risk of loss with any one counterparty resulting from this type of credit risk is monitored. Management does not expect material losses as a result of defaults by counterparties.

Foreign Currency Derivatives

The Company’s foreign exchange forward and option contracts are summarized as follows (in millions):

	October 27, 2007		July 28, 2007
	Notional Amount	Fair Value	Notional Amount	Fair Value
Forward contracts:
Purchased	$1,494	$(1)	$1,601	$1
Sold	$508	$(7)	$613	$(8)
Option contracts:
Purchased	$726	$33	$652	$24
Sold	$260	$(2)	$310	$(1)

The Company conducts business globally in numerous currencies. As such, it is exposed to adverse movements in foreign currency exchange rates. To limit the exposure related to foreign currency changes, the Company enters into foreign currency contracts. The Company does not enter into foreign exchange forward or option contracts for trading purposes.

The Company enters into foreign exchange forward contracts to reduce the short-term effects of foreign currency fluctuations on foreign currency receivables, investments, and payables. The gains and losses on the foreign exchange forward contracts offset the transaction gains and losses on foreign currency receivables, investments, and payables recognized in earnings. Gains and losses on the contracts are included in other income, net, and offset foreign exchange gains and losses from the revaluation of intercompany balances or other current assets, investments, or liabilities denominated in currencies other than the functional currency of the reporting entity. The Company’s foreign exchange forward contracts related to current assets and liabilities generally range from one to three months in original maturity. Additionally, the Company has entered into foreign exchange forward contracts with maturities of up to two years related to long-term customer financings. The foreign exchange forward contracts related to investments generally have maturities of less than 18 months.

The Company hedges certain foreign currency forecasted transactions related to certain operating expenses with currency options and forward contracts. These transactions are designated as cash flow hedges. The effective portion of the derivative’s gain or loss is initially reported as a component of accumulated other comprehensive income and subsequently reclassified into earnings when the hedged exposure affects earnings. The ineffective portion, if any, of the gain or loss is reported in earnings immediately. These currency option and forward contracts generally have maturities of less than 18 months.

Interest Rate Derivatives

The Company’s interest rate derivatives are summarized as follows (in millions):

	October 27, 2007		July 28, 2007
	Notional Amount	Fair Value	Notional Amount	Fair Value
Interest rate swaps- investments	$1,000	$11	$1,000	$29
Interest rate swaps- long-term debt	$6,000	$93	$6,000	$(81)

The Company’s primary objective for holding fixed income securities is to achieve an appropriate investment return consistent with preserving principal and managing risk. To realize these objectives, the Company may utilize interest rate swaps or other derivatives designated as fair value or cash flow hedges.

The Company has entered into $1.0 billion of interest rate swaps designated as fair value hedges of its investment portfolio. Under these interest rate swap contracts, the Company makes fixed-rate interest payments and receives interest payments based on LIBOR. The effect of these swaps is to convert fixed-rate returns to floating-rate returns based on LIBOR for a portion of the Company’s fixed income portfolio. The gains and losses related to changes in the value of the interest rate swaps are included in other income, net, and offset the changes in fair value of the underlying hedged investment. The fair values of the interest rate swaps designated as hedges of the Company’s investments are reflected in prepaid expenses and other current assets.

In conjunction with its issuance of fixed-rate senior notes in February 2006, the Company entered into $6.0 billion of interest rate swaps designated as fair value hedges of the fixed-rate debt. Under these interest rate swap contracts, the Company receives fixed-rate interest payments and makes interest payments based on LIBOR. The effect of these swaps is to convert fixed-rate interest expense to floating-rate interest expense based on LIBOR. The gains and losses related to changes in the value of the interest rate swaps are included in other income, net, and offset the changes in fair value of the underlying debt. The fair values of the interest rate swaps designated as hedges of the Company’s debt are reflected in other assets or other long-term liabilities.

Equity Derivatives

The Company’s equity derivatives are summarized as follows (in millions):

	October 27, 2007		July 28, 2007
	Notional Amount	Fair Value	Notional Amount	Fair Value
Forward sale agreements	$346	$(4)	$458	$1

The Company maintains a portfolio of publicly traded equity securities which are subject to price risk. The Company may hold equity securities for strategic purposes or to diversify the Company’s overall investment portfolio. To manage its exposure to changes in the fair value of certain equity securities, the Company may enter into equity derivatives, including forward sale and option agreements. As of October 27, 2007, the Company had entered into forward sale agreements on certain publicly traded equity securities designated as fair value hedges. The gains and losses due to changes in the value of the hedging instruments are included in other income, net, and offset the change in the fair value of the underlying hedged investment. The fair values of the equity derivatives are reflected in prepaid expenses and other current assets and other current liabilities.

Legal Proceedings

The Company and other defendants were subject to claims asserted by Telcordia Technologies, Inc. on July 16, 2004 in the Federal District Court for the District of Delaware alleging that various Cisco routers, switches and optical products infringed United States Patent Nos. 4,893,306, 4,835,763 and Re 36,633. Telcordia sought damages and injunctive relief. The Court ruled that, as a matter of law, the Company does not infringe Patent No. 4,893,306. After conclusion of a trial, on May 10, 2007, a jury found that infringement had occurred and awarded damages in an amount that is not material to the Company. The Company has asked the Court to reverse the verdict as a matter of law, and if necessary, the Company intends to appeal the decision. Telcordia has asked the Court to enhance damages and award it attorneys’ fees and also has the right to appeal. The Company believes that the ultimate outcome of this matter and aggregate potential damages will not be material.

Brazilian authorities are investigating certain employees of the Company’s Brazilian subsidiary and certain employees of a Brazilian importer of the Company’s products relating to the allegation of evading import taxes and other alleged improper transactions involving the subsidiary and the importer. The Company is conducting a thorough review of the matter. To date, the Brazilian authorities have not asserted a claim against the Company. The Company is unable to determine the likelihood of an unfavorable outcome on any potential claims against it or to reasonably estimate a range of loss, if any.

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

Stock Repurchase Program

In September 2001, the Company’s Board of Directors authorized a stock repurchase program. As of October 27, 2007, the Company’s Board of Directors had authorized an aggregate repurchase of up to $52 billion of common stock under this program and the remaining authorized repurchase amount was $5.8 billion with no termination date. In addition, on November 15, 2007, the Company’s Board of Directors authorized the repurchase of up to an additional $10 billion of the Company’s common stock with no termination date. The stock repurchase activity under the stock repurchase program during the three months ended October 27, 2007 is summarized as follows (in millions, except per-share amounts):

Three Months Ended October 27, 2007	Shares Repurchased	Weighted- Average Price per Share	Amount Repurchased
Cumulative balance at July 28, 2007	2,228	$19.40	$43,229
Repurchase of common stock (1)	96	31.28	3,000

Cumulative balance at October 27, 2007	2,324	$19.89	$46,229

(1)

Includes stock repurchases of $120 million which were settled subsequent to October 27, 2007 and excludes $100 million of stock repurchases which were transacted in the prior period but settled during the three months ended October 27, 2007.

The purchase price for the shares of the Company’s stock repurchased is reflected as a reduction to shareholders’ equity. In accordance with Accounting Principles Board Opinion No. 6, “Status of Accounting Research Bulletins,” the Company is required to allocate the purchase price of the repurchased shares as (i) a reduction to retained earnings until retained earnings are zero and then as an increase to accumulated deficit and (ii) a reduction of common stock and additional paid-in capital. Issuance of common stock and the tax benefit related to employee stock incentive plans are recorded as an increase to common stock and additional paid-in capital.

Other Repurchases of Common Stock

The Company repurchases shares in settlement of employee tax withholding obligations due upon the vesting of the restricted stock and stock units.

Comprehensive Income

The components of comprehensive income are as follows (in millions):

	Three Months Ended
	October 27, 2007	October 28, 2006
Net income	$2,205	$1,608
Other comprehensive income:
Change in unrealized gains and losses on investments, net of tax	720	79
Other (1)	80	—

Comprehensive income before minority interest	3,005	1,687
Change in minority interest (2)	(121)	(8)

Total	$2,884	$1,679

(1)	Includes primarily changes in currency translation for the three months ended October 27, 2007.
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

Employee Stock Purchase Plan

The Company has an Employee Stock Purchase Plan, which includes its sub-plan, the International Employee Stock Purchase Plan (together, the “Purchase Plan”), under which 321.4 million shares of the Company’s stock have been reserved for issuance. Eligible employees may purchase a limited number of shares of the Company’s stock at a discount of up to 15% of the lesser of the market value on the subscription date or the purchase date, which is approximately six months after the subscription date. The Purchase Plan terminates on January 3, 2010. During the three months ended October 27, 2007 and October 28, 2006, the Company did not issue any shares under the Purchase Plan. As of October 27, 2007, 82 million shares were available for issuance under the Purchase Plan.

Employee Stock Incentive Plans

Stock Incentive Plan Program Description

As of July 28, 2007, the Company had five stock incentive plans: the 2005 Stock Incentive Plan (the “2005 Plan”), the 1996 Stock Incentive Plan (the “1996 Plan”), the 1997 Supplemental Stock Incentive Plan (the “Supplemental Plan”), the Cisco Systems, Inc. SA Acquisition Long-Term Incentive Plan (the “SA Acquisition Plan”), and the Cisco Systems, Inc. WebEx Acquisition Long-Term Incentive Plan (the “WebEx Acquisition Plan”). In addition, the Company has, in connection with the acquisitions of various companies, assumed the stock incentive plans of the acquired companies or issued replacement share-based awards. Share-based awards are designed to reward employees for their long-term contributions to the Company and provide incentives for them to remain with the Company. The number and frequency of share-based awards are based on competitive practices, operating results of the Company, and government regulations. Since the inception of the stock incentive plans, the Company has granted stock options to virtually all employees, and the majority has been granted to employees below the vice president level. The Company’s primary stock incentive plans are summarized as follows:

2005 Plan

As of October 27, 2007, the maximum number of shares issuable over the term of the 2005 Plan is limited to 350 million shares. The 2005 Plan permits the granting of stock options, stock, stock units, and stock appreciation rights to employees (including employee directors and officers) and consultants of the Company and its subsidiaries and affiliates, and non-employee directors of the Company. Stock options granted under the 2005 Plan have an exercise price of at least 100% of the fair market value of the underlying stock on the grant date and expire no later than nine years from the grant date. The stock options will generally become exercisable for 20% of the option shares one year from the date of grant and then ratably over the following 48 months. Stock grants and stock units will generally vest with respect to 20% of the shares covered by the grant on each of the first through fifth anniversaries of the date of the grant. The Compensation and Management Development Committee of the Board of Directors has the discretion to use a different vesting schedule. Stock appreciation rights may be awarded in combination with stock options or stock grants and such awards shall provide that the stock appreciation rights will not be exercisable unless the related stock options or stock grants are forfeited. Stock grants may be awarded in combination with non-statutory stock options, and such awards may provide that the stock grants will be forfeited in the event that the related non-statutory stock options are exercised. The 2005 Plan was amended based on a vote of the shareholders at the 2007 Annual Meeting of Shareholders on November 15, 2007 to (a) allow for the issuance of an additional 209 million shares, (b) to increase the amount of shares issuable under the 2005 Plan by the amount of any shares underlying awards outstanding under the 1996 Plan, the SA Acquisition Plan and the WebEx Acquisition Plan that are forfeited or are terminated for any other reason before being exercised or settled, (c) to decrease the number of shares issuable under the 2005 Plan by a ratio of 2.5 shares for each share awarded as stock grants or stock units and (d) to extend the term of the 2005 Plan by five years until the Company’s 2012 Annual Meeting of Shareholders.

1996 Plan

The 1996 Plan expired on December 31, 2006, and the Company may no longer make equity awards under the 1996 Plan. The maximum number of shares issuable over the term of the 1996 Plan was 2.5 billion shares. Stock options granted under the 1996 Plan have an exercise price of at least 100% of the fair market value of the underlying stock on the grant date and expire no later than nine years from the grant date. The stock options generally become exercisable for 20% or 25% of the option shares one year from the date of grant and then ratably over the following 48 or 36 months, respectively. Certain other grants have utilized a 60-month ratable vesting schedule. In addition, the Board of Directors, or other committees administering the plan, have the discretion to use a different vesting schedule and have done so from time to time.

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

Acquisition Plans

In connection with the Company’s acquisitions of Scientific-Atlanta, Inc. (“Scientific-Atlanta”) and WebEx Communications, Inc. (“WebEx”), the Company adopted the SA Acquisition Plan and the WebEx Acquisition Plan, respectively, each effective upon completion of the applicable acquisition. These plans constitute assumptions, amendments, restatements, and renamings of the 2003 Long-Term Incentive Plan of Scientific-Atlanta and the WebEx Communications, Inc. Amended and Restated 2000 Stock Incentive Plan, respectively. The plans permit the grant of stock options, stock, stock units, and stock appreciation rights to certain employees of the Company and its subsidiaries and affiliates who had been employed by Scientific-Atlanta or its subsidiaries or WebEx or its subsidiaries, as applicable. An aggregate of 14.8 million and 15.3 million shares of the Company’s common stock has been reserved for issuance under the SA Acquisition Plan and the WebEx Acquisition Plan, respectively, on a discretionary basis, subject to limitations set forth therein. As a result of the shareholder approval of the amendment and extension of the 2005 Plan, the Company will no longer make stock option grants or direct share issuances under either the SA Acquisition Plan or the WebEx Acquisition Plan.

Dilutive Effect of Stock Options

Weighted-average basic and diluted shares outstanding for the three months ended October 27, 2007 were 6.1 billion shares and 6.3 billion shares, respectively. For the three months ended October 27, 2007, the dilutive effect of in-the-money employee stock options was approximately 240 million shares or 3.9% of the basic shares outstanding based on the Company’s average share price of $31.50.

The following table illustrates grant dilution computed based on net options granted as a percentage of shares of common stock outstanding at period end (in millions, except percentages):

	Three Months Ended
	October 27, 2007	October 28, 2006
Shares of common stock outstanding	6,082	6,062

Granted and assumed	131	151
Canceled/forfeited/expired	(15)	(16)

Net stock options granted	116	135

Grant dilution	1.9%	2.2%

General Share-Based Award Information

A summary of share-based award activity is as follows (in millions, except per-share amounts):

		STOCK OPTIONS OUTSTANDING
	Share-Based Awards Available for Grant	Number Outstanding	Weighted- Average Exercise Price per Share
BALANCE AT JULY 29, 2006	464	1,446	$25.08
Granted and assumed	(206)	206	23.32
Exercised	—	(309)	16.00
Canceled/forfeited/expired	19	(54)	34.04
Restricted stock and other share-based awards	(7)	—	—
Additional shares reserved	24	—	—

BALANCE AT JULY 28, 2007	294	1,289	$26.60
Granted and assumed	(131)	131	32.15
Exercised (1)	—	(78)	19.67
Canceled/forfeited/expired	4	(15)	32.37
Restricted stock and other share-based awards (2)	(4)	—	—

BALANCE AT OCTOBER 27, 2007	163	1,327	$27.49

(1)	The total pretax intrinsic value of stock options exercised during the three months ended October 27, 2007 was $928 million.
(2)

Amounts represent restricted stock and other share-based awards granted and assumed. The Company had total shares of restricted stock and restricted stock units outstanding of 14 million and 11 million as of October 27, 2007 and July 28, 2007, respectively.

The following table summarizes significant ranges of outstanding and exercisable options as of October 27, 2007 (in millions, except years and per-share amounts):

	STOCK OPTIONS OUTSTANDING				STOCK OPTIONS EXERCISABLE
Range of Exercise Prices	Number Outstanding	Weighted- Average Remaining Contractual Life (in Years)	Weighted- Average Exercise Price per Share	Aggregate Intrinsic Value	Number Exercisable	Weighted- Average Exercise Price per Share	Aggregate Intrinsic Value
$ 0.01 – 15.00	109	4.36	$11.06	$2,267	88	$11.11	$1,819
15.01 – 18.00	212	5.65	17.27	3,103	118	16.85	1,773
18.01 – 20.00	282	5.28	19.22	3,581	179	19.20	2,270
20.01 – 25.00	232	6.62	22.41	2,201	95	21.88	951
25.01 – 30.00	89	3.40	26.78	457	59	26.91	294
30.01 – 35.00	138	8.47	32.15	6	7	32.20	2
35.01 – 50.00	25	1.46	40.05	—	24	40.06	—
50.01 – 72.56	240	1.63	54.90	—	240	55.06	—

Total	1,327	4.97	$27.49	$11,615	810	$30.21	$7,109

The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based on the Company’s closing stock price of $31.90 as of October 26, 2007, which would have been received by the option holders had those option holders exercised their options as of that date. The total number of in-the-money stock options exercisable as of October 27, 2007 was 542 million. As of July 28, 2007, 829 million outstanding stock options were exercisable and the weighted-average exercise price was $30.13.

Valuation and Expense Information Under SFAS 123(R)

Share-based compensation expense recognized under Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment”, (“SFAS 123(R)”) was as follows (in millions):

	Three Months Ended
	October 27, 2007	October 28, 2006
Cost of sales—product	$9	$11
Cost of sales—service	23	24

Employee share-based compensation expense in cost of sales	32	35

Research and development	65	74
Sales and marketing	99	94
General and administrative	30	22

Employee share-based compensation expense in operating expenses	194	190

Total employee share-based compensation expense (1)(2) (3)	$226	$225

(1)

As of October 27, 2007, total compensation cost related to unvested share-based awards including share-based compensation relating to acquisitions and investments, not yet recognized was $4.1 billion, which is expected to be recognized over approximately 4 years on a weighted-average basis.

(2)

Share-based compensation expense of $24 million and $10 million related to acquisitions and investments for the three months ended October 27, 2007 and October 28, 2006, respectively, is disclosed in Note 3 and is not included in the above table.

(3)	The income tax benefit for share-based compensation expense was $74 million and $58 million for the three months ended October 27, 2007 and October 28, 2006, respectively.

Lattice-Binomial Model

Upon adoption of SFAS 123(R), the Company began estimating the value of employee stock options and employee stock purchase rights on the date of grant using a lattice-binomial model. Prior to the adoption of SFAS 123(R), the value of each employee stock option and employee stock purchase right was estimated on the date of grant using the Black-Scholes model.

The Company’s employee stock options have various restrictions including vesting provisions and restrictions on transfer and hedging, among others, and are often exercised prior to their contractual maturity. Lattice-binomial models are more capable of incorporating the features of the Company’s employee stock options than closed-form models such as the Black-Scholes model. The use of a lattice-binomial model requires extensive actual employee exercise behavior data and a number of complex assumptions including expected volatility, risk-free interest rate, expected dividends, kurtosis, and skewness. The weighted-average assumptions, using the lattice-binomial model, the weighted-average expected life and estimated value of employee stock options and employee stock purchase rights are summarized as follows:

	Three Months Ended
	October 27, 2007	October 28, 2006
Weighted-average assumptions:
Expected volatility	30.6%	25.9%
Risk-free interest rate	4.4%	4.6%
Expected dividend	0.0%	0.0%
Kurtosis	4.6	4.5
Skewness	(0.80)	(0.80)

Weighted-average expected life (in years)	6.3	6.7
Weighted-average estimated value	$9.92	$6.88

The determination of the fair value of share-based payment awards on the date of grant using an option-pricing model is affected by the Company’s stock price as well as assumptions regarding a number of highly complex and subjective variables. The weighted-average assumptions were determined as follows:

•

For employee stock options, the Company used the implied volatility for two-year traded options on the Company’s stock as the expected volatility assumption required in the lattice-binomial model, consistent with SFAS 123(R) and Staff Accounting Bulletin No. 107 (“SAB 107”). For employee stock purchase rights, the Company used the implied volatility for six-month traded options on the Company’s stock. The selection of the implied volatility approach was based upon the availability of actively traded options on the Company’s stock and the Company’s assessment that implied volatility is more representative of future stock price trends than historical volatility.

•	The risk-free interest rate assumption is based upon observed interest rates appropriate for the term of the Company’s employee stock options and employee stock purchase rights.

•	The dividend yield assumption is based on the history and expectation of dividend payouts.

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

The Company’s determination of the fair value of share-based payment awards is affected by assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, the Company’s expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviors. Option-pricing models were developed for use in estimating the value of traded options that have no vesting or hedging restrictions and are fully transferable. Because the Company’s employee stock options have certain characteristics that are significantly different from traded options, and because changes in the subjective assumptions can materially affect the estimated value, in management’s opinion, the existing valuation models may not provide an accurate measure of the fair value of the Company’s employee stock options. Although the fair value of employee stock options is determined in accordance with SFAS 123(R) and SAB 107 using an option-pricing model, that value may not be indicative of the fair value observed in a willing buyer/willing seller market transaction.

11.	Income Taxes

The following table provides details of income taxes (in millions, except percentages):

	Three Months Ended
	October 27, 2007	October 28, 2006
Effective tax rate	15.9%	26.1%
Cash paid for income taxes	$514	$472

The effective tax rate for the three months ended October 27, 2007 included a net tax benefit of $162 million from the settlement of certain tax matters with the Internal Revenue Service (IRS). It also reflects a benefit from an increase in foreign income taxed at other than U.S. rates.

In connection with the regular examination of the Company’s federal income tax returns for fiscal years ended July 27, 2002 through July 31, 2004, the IRS proposed certain adjustments related to the Company’s international operations. In the first quarter of fiscal 2008, the Company and the IRS agreed to a settlement with respect to certain tax issues related to U.S. income inclusions arising from the Company’s international operations for fiscal years ended July 27, 2002 through July 29, 2006. As a result of the settlement, the Company reduced income taxes payable and recorded a net tax benefit of $162 million including related interest in the first quarter of fiscal 2008. The Company’s federal income tax returns for fiscal years ended July 27, 2002 and July 31, 2004 continue to be under examination and the IRS has proposed other adjustments which are not covered under the settlement agreement. The Company believes that adequate amounts have been reserved for any adjustments which may ultimately result from these examinations. With limited exceptions, the Company is no longer subject to state and local or foreign income tax audits through fiscal year 1997. The Company is no longer subject to U.S. federal income tax audit through fiscal 2001.

On July 29, 2007, the Company adopted FIN 48 which prescribes a comprehensive model for the financial statement recognition, measurement, classification and disclosure of uncertain tax positions. As a result of the adoption of FIN 48, the Company reduced the liability for net unrecognized tax benefits by $451 million, and accounted for this as a cumulative effect of a change in accounting principle that was recorded as an increase to retained earnings of $202 million and an increase to additional paid-in capital of $249 million. The total amount of gross unrecognized tax benefits as of the date of adoption was $3.3 billion, of which $2.9 billion would affect the effective tax rate if realized. The Company historically classified unrecognized tax benefits in current income taxes payable. In implementing FIN 48, the Company has reclassified unrecognized tax benefits for which the Company does not anticipate payment or receipt of cash within one year to long-term income taxes payable. In addition, the Company reclassified the income tax receivable to income taxes payable.

As a result of the settlement of certain tax matters with the IRS during the first quarter of fiscal 2008, the amount of gross unrecognized tax benefits was reduced by approximately $1.0 billion, of which $912 million became certain as a result of the settlement and had previously been paid. In addition, there was a net decrease to unrecognized tax benefits of $87 million related to other activity during the first quarter of fiscal 2008. The total amount of gross unrecognized tax benefits was $2.2 billion as of October 27, 2007, of which $1.8 billion would affect the effective tax rate if realized.

The Company’s policy to include interest and penalties related to income taxes, including unrecognized tax benefits, within the provision for income taxes did not change as a result of implementing FIN 48. As of the date of adoption of FIN 48, the Company had accrued $183 million in income taxes payable for the payment of interest and penalties relating to unrecognized tax benefits. During the first quarter of fiscal 2008, the Company reduced the amount of accrued interest by $39 million as a result of the IRS settlement.

Although timing of the resolution on audits is highly uncertain, the Company does not believe it is reasonably possible that the total amounts of unrecognized tax benefits will materially change in the next 12 months.

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

The Company conducts business globally and is primarily managed on a geographic basis. The Company’s management makes financial decisions and allocates resources based on the information it receives from its internal management system. Sales are attributed to a geographic theater based on the ordering location of the customer. During the first quarter of fiscal 2008, the Company enhanced its methodology for attributing certain revenue transactions including revenue deferrals, and the associated cost of sales to each geographic theater. As a result, the Company has reclassified prior period net sales and gross margin amounts by theater to conform to the current period’s presentation. Revenue deferrals relate to the timing of revenue recognition for specific transactions and differ for each theater based on the levels of service, support, financing arrangements, and other factors.

The Company does not allocate research and development, sales and marketing, or general and administrative expenses to its geographic theaters in this internal management system because management does not use the information to measure the performance of the operating segments. The Company does not allocate amortization of purchased intangible assets, share-based compensation expense, and the effects of purchase accounting adjustments to inventory to the gross margin for each theater because management also does not use the information to measure the performance of the operating segments.

Summarized financial information by theater for three months ended October 27, 2007 and October 28, 2006 based on the Company’s internal management system and as utilized by the Company’s chief operating decision maker (CODM), is as follows (in millions):

	Three Months Ended
	October 27, 2007	October 28, 2006
Net sales:
United States and Canada (1)	$5,499	$4,689
European Markets	1,906	1,628
Emerging Markets	867	728
Asia Pacific	977	787
Japan	305	352

Total	$9,554	$8,184

Gross margin:
United States and Canada	$3,673	$3,017
European Markets	1,244	1,088
Emerging Markets	495	470
Asia Pacific	636	489
Japan	218	240

Theater total	6,266	5,304

Unallocated corporate items (2)	(93)	(71)

Total	$6,173	$5,233

(1)	Net sales in the United States were $5.2 billion and $4.4 billion for the three months ended October 27, 2007 and October 28, 2006, respectively.
(2)

The unallocated corporate items for the three months ended October 27, 2007 and October 28, 2006 include the effects of amortization of purchased intangible assets and share-based compensation expense.

The following table presents net sales for groups of similar products and services (in millions):

	Three Months Ended
	October 27, 2007	October 28, 2006
Net sales:
Routers	$1,884	$1,595
Switches	3,280	3,030
Advanced technologies	2,359	1,860
Other	492	455

Product	8,015	6,940
Service	1,539	1,244

Total	$9,554	$8,184

The Company refers to some of its products and technologies as advanced technologies. As of October 27, 2007, the Company had identified the following advanced technologies for particular focus: application networking services, home networking, hosted small-business systems, security, storage area networking, unified communications, video systems, and wireless technology. The Company continues to identify additional advanced technologies for focus and investment in the future, and the Company’s investments in some previously identified advanced technologies may be curtailed or eliminated depending on market developments.

The majority of the Company’s assets as of October 27, 2007 and July 28, 2007 were attributable to its U.S. operations. For the three months ended October 27, 2007 and October 28, 2006, no single customer accounted for 10% or more of the Company’s net sales.

Property and equipment information is based on the physical location of the assets. The following table presents property and equipment information for geographic areas (in millions):

	October 27, 2007	July 28, 2007
Property and equipment, net:
United States	$3,376	$3,340
International	580	553

Total	$3,956	$3,893

13.	Net Income per Share

The following table presents the calculation of basic and diluted net income per share (in millions, except per-share amounts):

	Three Months Ended
	October 27, 2007	October 28, 2006
Net income	$2,205	$1,608

Weighted-average shares — basic	6,087	6,061
Effect of dilutive potential common shares	243	138

Weighted-average shares — diluted	6,330	6,199

Net income per share — basic	$0.36	$0.27

Net income per share — diluted	$0.35	$0.26

Antidilutive employee stock options	354	670

14.	Pending Business Combination

On October 23, 2007, the Company announced a definitive agreement to acquire privately held Navini Networks, Inc., a provider in the mobile WiMAX broadband wireless industry. The announced estimated aggregate consideration for this acquisition is $330 million in cash and stock options assumed. The acquisition is expected to close in the second quarter of fiscal 2008.

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

Overview

In the first quarter of fiscal 2008, we achieved record financial results. Our results for the first quarter of fiscal 2008 reflected increases in net sales, net income, and net income per diluted share from the first quarter of fiscal 2007, as we continued to achieve balance in year-over-year revenue growth from our four largest geographic theaters, our customer markets, and our product families. We believe this balance is attributable in part to the successful implementation of our strategy. Net income increased by 37% during the first quarter of fiscal 2008 compared to the first quarter of fiscal 2007, while net income per diluted share increased by 35% during the first quarter of fiscal 2008 compared to the first quarter of fiscal 2007. Our results for the first quarter of fiscal 2008 included a net tax benefit of $162 million from a settlement of certain U.S. income tax matters.

Revenue

Net sales increased by 17% during the first quarter of fiscal 2008, compared to the first quarter of fiscal 2007. Revenue increased in our four largest geographic theaters in the first quarter of fiscal 2008, compared to the first quarter of fiscal 2007, primarily in the service provider and commercial markets. For the first quarter of fiscal 2008, sales also increased in our global enterprise market, which includes the public sector, but we experienced some weakness within the enterprise market in the United States. The increase in our revenue also reflects good balance across our product lines. The largest proportion of the increase in net product sales was related to higher sales of advanced technologies. Sales of our advanced technologies, which represented a larger proportion of our net product sales than routing, increased by approximately 27% in the first quarter of fiscal 2008, due to strength in sales of our unified communications, video systems and storage products. The increase in our sales of advanced technologies reflects our balanced product portfolio and our efforts to constantly evolve into new markets and product adjacencies.

In the first quarter of fiscal 2008, we also experienced strength in routing, led primarily by our high-end routers. The increase in switching was led by higher sales of our fixed-configuration switches. We also have been focused on expanding our service model. In the first quarter of fiscal 2008, our net service revenue increased by approximately 24% compared to the first quarter of fiscal 2007. Our service and support strategy seeks to capitalize on increased globalization, and we believe this strategy, along with our architectural approach, has the potential to further differentiate us from competitors.

Operating Margin

In the first quarter of fiscal 2008, our gross margin percentage increased when compared to the first quarter of fiscal 2007. The increase was primarily due to lower manufacturing costs and higher shipment volume, partially offset by higher sales discounts, rebates, and product pricing. Operating expenses during the first quarter of fiscal 2008 increased in both absolute dollars and as a percentage of revenue as compared to the first quarter of fiscal 2007, primarily due to continued investments in headcount.

Other Financial Highlights

During the first quarter of fiscal 2008, we generated cash flows from operations of $3.1 billion. Our cash and cash equivalents and investments were $24.7 billion at the end of the first quarter of fiscal 2008, compared with $22.3 billion at the end of fiscal 2007. We repurchased 96 million shares of our common stock during the first quarter of 2008 for $3.0 billion. Days sales outstanding in accounts receivable (DSO) at the end of the first quarter of fiscal 2008 improved to 33 days, compared to 38 days at the end of fiscal 2007. Our inventory balance was $1.3 billion at the end of the first quarter of fiscal 2008 and at the end of fiscal 2007. Annualized inventory turns were 10.3 in both the first quarter of fiscal 2008 and the fourth quarter of fiscal 2007. Our purchase commitments with contract manufacturers and suppliers were $2.5 billion at the end of the first quarter of fiscal 2008, compared with $2.6 billion at the end of fiscal 2007.

Focus Areas

We have continued to focus particular attention on the commercial market, additional sales coverage, growing and expanding our advanced technologies, evolving our support model, and expanding our presence in the Emerging Markets theater. We have also continued to focus on developing a new wave of technologies, which we refer to as emerging technologies, including such products as digital media, TelePresence, and physical security, among others. In addition to these areas, we expect to continue to focus on next-generation service provider network build-outs, strengthening our product offerings in the consumer market, and providing more comprehensive solutions to our customers as they employ Internet solutions.

We believe our growth was attributable to the continued deployment by customers of our end-to-end architecture and the convergence of data, voice, video, and mobility into IP networks, together with our differentiated strategy and execution. In addition, our balance across product areas, customer markets and geographic segments contributed to our growth and strong financial position. We believe that video applications, including IPTV, TelePresence, unified communications, physical security and other video products, have the potential to accelerate the growth of bandwidth demands and to increase loads on networks, which may require upgrades to existing networks.

The investments we have made and our architectural approach are based on the belief that collaboration and “Web 2.0,” the network technologies that enable user collaboration, including such technologies as unified communications and TelePresence, and the increased use of the network as the platform for all forms of communications and information technology will create new market opportunities for us. As part of the second major phase of the Internet, we believe the industry is evolving as both personal and business process collaboration enabled by networked Web 2.0 technologies help to increase innovation and productivity. We will endeavor to lead this market transition from products to processes and through internal adoption and utilization.

Critical Accounting Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires us to make judgments, assumptions, and estimates that affect the amounts reported in the Consolidated Financial Statements and accompanying notes. Note 2 to the Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended July 28, 2007 describes the significant accounting policies and methods used in the preparation of the Consolidated Financial Statements.

The accounting policies described below are significantly affected by critical accounting estimates. Such accounting policies require significant judgments, assumptions, and estimates used in the preparation of the Consolidated Financial Statements, and actual results could differ materially from the amounts reported based on these policies.

Revenue Recognition

Our products are generally integrated with software that is essential to the functionality of the equipment. Additionally, we provide unspecified software upgrades and enhancements related to the equipment through our maintenance contracts for most of our products. Accordingly, we account for revenue in accordance with Statement of Position No. 97-2, “Software Revenue Recognition,” and all related interpretations. For sales of products where software is incidental to the equipment, or in hosting arrangements, we apply the provisions of Staff Accounting Bulletin No. 104, “Revenue Recognition,” and all related interpretations. Revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collectibility is reasonably assured. In instances where final acceptance of the product, system, or solution is specified by the customer, revenue is deferred until all acceptance criteria have been met.

Contracts, Internet commerce agreements, and customer purchase orders are generally used to determine the existence of an arrangement. Shipping documents and customer acceptance, when applicable, are used to verify delivery. We assess whether the fee is fixed or determinable based on the payment terms associated with the transaction and whether the sales price is subject to refund or adjustment. We assess collectibility based primarily on the creditworthiness of the customer as determined by credit checks and analysis, as well as the customer’s payment history. When a sale involves multiple elements, such as sales of products that include services, the entire fee from the arrangement is allocated to each respective element based on its relative fair value and recognized when revenue recognition criteria for each element are met. The amount of product and service revenue recognized is impacted by our judgment as to whether an arrangement includes multiple elements and, if so, whether vendor-specific objective evidence of fair value exists. Changes to the elements in an arrangement and our ability to establish vendor-specific objective evidence for those elements could affect the timing of the revenue recognition. Revenue deferrals also relate to the timing of revenue recognition for specific transactions based on the levels of service, support, financing arrangements and other factors. Our total deferred revenue for products was $2.5 billion and $2.2 billion as of October 27, 2007 and July 28, 2007, respectively. Technical support services revenue is deferred and recognized ratably over the period during which the services are to be performed, which is typically from one to three years. Advanced services revenue is recognized upon delivery or completion of performance. Our total deferred revenue for services was $4.7 billion and $4.8 billion as of October 27, 2007 and July 28, 2007, respectively.

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

Allowance for Doubtful Accounts and Sales Returns

Our accounts receivable balance, net of allowance for doubtful accounts, was $3.4 billion and $4.0 billion as of October 27, 2007 and July 28, 2007, respectively. The allowance for doubtful accounts was $179 million, or 5.0% of the gross accounts receivable balance, as of October 27, 2007, and $166 million, or 4.0% of the gross accounts receivable balance, as of July 28, 2007. The allowance is based on our assessment of the collectibility of customer accounts. We regularly review the allowance by considering factors such as historical experience, credit quality, age of the accounts receivable balances, and current economic conditions that may affect a customer’s ability to pay.

Our provision for doubtful accounts was $18 million and $6 million for the first quarter of fiscal 2008 and 2007, respectively. If a major customer’s creditworthiness deteriorates, or if actual defaults are higher than our historical experience, or if other circumstances arise, our estimates of the recoverability of amounts due to us could be overstated, and additional allowances could be required, which could have an adverse impact on our revenue.

A reserve for future sales returns is established based on historical trends in product return rates. The reserve for future sales returns as of October 27, 2007 and July 28, 2007 was $79 million and $74 million, respectively, and was recorded as a reduction of our accounts receivable. If the actual future returns were to deviate from the historical data on which the reserve had been established, our revenue could be adversely affected.

Inventory Valuation and Liability for Purchase Commitments with Contract Manufacturers and Suppliers

Our inventory balance was $1.3 billion as of October 27, 2007 and July 28, 2007. Inventory is written down based on excess and obsolete inventories determined primarily by future demand forecasts. Inventory write downs are measured as the difference between the cost of the inventory and market based upon assumptions about future demand, and are charged to the provision for inventory, which is a component of our cost of sales. At the point of the loss recognition, a new, lower cost basis for that inventory is established, and subsequent changes in facts and circumstances do not result in the restoration or increase in that newly established cost basis.

In addition, we record a liability for firm, non-cancelable, and unconditional purchase commitments with contract manufacturers and suppliers for quantities in excess of our future demand forecasts consistent with the valuation of our excess and obsolete inventory. As of October 27, 2007, the liability for these purchase commitments was $149 million, compared with $168 million as of July 28, 2007, and was included in other current liabilities.

Our provision for inventory was $44 million and $56 million for the first quarter of fiscal 2008 and 2007, respectively. The amount recorded to cost of sales related to the liability for purchase commitments with contract manufacturers and suppliers was not material for the first quarter of fiscal 2008 or fiscal 2007. If there were to be a sudden and significant decrease in demand for our products, or if there were a higher incidence of inventory obsolescence because of rapidly changing technology and customer requirements, we could be required to increase our inventory write downs and our liability for purchase commitments with contract manufacturers and suppliers, and our gross margin could be adversely affected. Inventory and supply chain management remain areas of focus as we balance the need to maintain supply chain flexibility to help ensure competitive lead times with the risk of inventory obsolescence.

Warranty Costs

The liability for product warranties, included in other current liabilities, was $349 million as of October 27, 2007, compared with $340 million as of July 28, 2007. See Note 8 to the Consolidated Financial Statements. Our products are generally covered by a warranty for periods ranging from 90 days to five years, and for some products we provide a limited lifetime warranty. We accrue for warranty costs as part of our cost of sales based on associated material costs, technical support labor costs, and associated overhead. Material cost is estimated based primarily upon historical trends in the volume of product returns within the warranty period and the cost to repair or replace the equipment. Technical support labor cost is estimated based primarily upon historical trends in the rate of customer cases and the cost to support the customer cases within the warranty period. Overhead cost is applied based on estimated time to support warranty activities.

The provision for product warranties issued during the first quarter of fiscal 2008 and 2007 was $135 million and $129 million, respectively. If we experience an increase in warranty claims compared with our historical experience, or if the cost of servicing warranty claims is greater than expected, our gross margin could be adversely affected.

Share-Based Compensation Expense

Share-based compensation expense recognized under SFAS 123(R) was as follows (in millions):

	Three Months Ended
	October 27, 2007	October 28 2006
Employee share-based compensation expense	$226	$225
Share-based compensation expense related to acquisitions and investments	24	10

Total	$250	$235

Upon adoption of SFAS 123(R), we began estimating the value of employee stock options on the date of grant using a lattice-binomial model. Prior to the adoption of SFAS 123(R), the value of each employee stock option was estimated on the date of grant using the Black-Scholes model. See Note 10 to the Consolidated Financial Statements for additional information. The determination of fair value of share-based payment awards on the date of grant using an option-pricing model is affected by our stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, the expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviors. The use of a lattice-binomial model requires extensive actual employee exercise behavior data and a number of complex assumptions including expected volatility, risk-free interest rate, expected dividends, kurtosis, and skewness. The weighted-average assumptions, using the lattice-binomial model and the weighted-average estimated value of employee stock options are summarized as follows:

	Three Months Ended
	October 27, 2007	October 28, 2006
Weighted-average assumptions:
Expected volatility	30.6%	25.9%
Risk-free interest rate	4.4%	4.6%
Expected dividend	0.0%	0.0%
Kurtosis	4.6	4.5
Skewness	(0.80)	(0.80)

Weighted-average estimated value	$9.92	$6.88

We used the implied volatility for two-year traded options on our stock as the expected volatility assumption required in the lattice-binomial model consistent with SFAS 123(R) and SAB 107. The selection of the implied volatility approach was based upon the availability of actively traded options on our stock and also upon our assessment that implied volatility is more representative of future stock price trends than historical volatility. The risk-free interest rate assumption is based upon observed interest rates appropriate for the term of our employee stock options. The dividend yield assumption is based on the history and expectation of dividend payouts. The estimated kurtosis and skewness are technical measures of the distribution of stock price returns, which affect expected employee exercise behaviors that are based on our stock price return history as well as consideration of various academic analyses. Because share-based compensation expense recognized in the Consolidated Statements of Operations is based on awards ultimately expected to vest, it has been reduced for forfeitures. If factors change and we employ different assumptions in the application of SFAS 123(R) in future periods, the compensation expense that we record under SFAS 123(R) may differ significantly from what we have recorded in the current period.

Investment Impairments

Our publicly traded equity securities are reflected in the Consolidated Balance Sheets at a fair value of $2.2 billion as of October 27, 2007, compared to $1.2 billion as of July 28, 2007. See Note 6 to the Consolidated Financial Statements. We recognize an impairment charge when the declines in the fair values of our publicly traded equity securities below their cost basis are judged to be other-than-temporary. The ultimate value realized on these equity securities, to the extent unhedged, is subject to market price volatility until they are sold. We consider various factors in determining whether we should recognize an impairment charge, including the length of time and extent to which the fair value has been less than our cost basis, the financial condition and near-term prospects of the investee, and our intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value. Our ongoing consideration of these factors could result in additional impairment charges in the future, which could adversely affect our net income. There were no impairment charges on investments in publicly held companies during the first quarter of fiscal 2008 or fiscal 2007.

We also have investments in privately held companies, some of which are in the startup or development stages. As of October 27, 2007, our investments in privately held companies were $660 million, compared to $643 million as of July 28, 2007, and were included in other assets. See Note 4 to the Consolidated Financial Statements. We monitor these investments for impairment and make appropriate reductions in carrying values if we determine an impairment charge is required, based primarily on the financial condition and near-term prospects of these companies. These investments are inherently risky because the markets for the technologies or products these companies are developing are typically in the early stages and may never materialize. Our impairment charges on investments in privately held companies were not material for the first quarter of fiscal 2008 or fiscal 2007.

Goodwill Impairments

Our methodology for allocating the purchase price relating to purchase acquisitions is determined through established valuation techniques. Goodwill is measured as the excess of the cost of acquisition over the sum of the amounts assigned to tangible and identifiable intangible assets acquired less liabilities assumed. We perform goodwill impairment tests on an annual basis and between annual tests in certain circumstances for each reporting unit. The goodwill recorded in the Consolidated Balance Sheets as of October 27, 2007 and July 28, 2007 was $12.2 billion and $12.1 billion, respectively. In response to changes in industry and market conditions, we could be required to strategically realign our resources and consider restructuring, disposing of, or otherwise exiting businesses, which could result in an impairment of goodwill. There was no impairment of goodwill in the first quarter of fiscal 2008 or fiscal 2007.

Income Taxes

We are subject to income taxes in both the United States and numerous foreign jurisdictions. Our effective tax rates differ from the statutory rate primarily due to the tax impact of foreign operations, R&D tax credits, state taxes, and tax audit settlements. The effective tax rate was 15.9% and 26.1% in the first quarter of fiscal 2008 and fiscal 2007, respectively.

Effective at the beginning of the first quarter of 2008, the we adopted Financial Interpretation No. 48, “Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109” (“FIN 48”), which is a change in accounting for income taxes. FIN 48 contains a two-step approach to recognizing and measuring uncertain tax positions accounted for in accordance with SFAS No. 109, “Accounting for Income Taxes.” The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon settlement. As a result of the implementation of FIN 48, we reduced the liability for net unrecognized tax benefits by $451 million, and accounted for the reduction as a cumulative effect of a change in accounting principle that resulted in an increase to retained earnings of $202 million and an increase to additional paid-in capital of $249 million. See Note 11 to the Consolidated Financial Statements for additional information.

Significant judgment is required in evaluating our uncertain tax positions and determining our provision for income taxes. Although we believe our reserves are reasonable, no assurance can be given that the final tax outcome of these matters will not be different from that which is reflected in our historical income tax provisions and accruals. We adjust these reserves in light of changing facts and circumstances, such as the closing of a tax audit or the refinement of an estimate. To the extent that the final tax outcome of these matters is different than the amounts recorded, such differences will impact the provision for income taxes in the period in which such determination is made. The provision for income taxes includes the impact of reserve provisions and changes to reserves that are considered appropriate, as well as the related net interest.

Significant judgment is also required in determining any valuation allowance recorded against deferred tax assets. In assessing the need for a valuation allowance, we consider all available evidence, including past operating results, estimates of future taxable income, and the feasibility of tax planning strategies. In the event that we change our determination as to the amount of deferred tax assets that can be realized, we will adjust our valuation allowance with a corresponding impact to the provision for income taxes in the period in which such determination is made.

Our provision for income taxes is subject to volatility and could be adversely affected by earnings being lower than anticipated in countries which have lower tax rates and higher than anticipated in countries which have higher tax rates; by changes in the valuation of our deferred tax assets and liabilities; by expiration of or lapses in the R&D tax credit laws; by transfer pricing adjustments including the post-acquisition integration of purchased intangible assets from certain acquisitions into our intercompany R&D cost sharing arrangement; by tax effects of share-based compensation; by costs related to intercompany restructurings; or by changes in tax laws, regulations, accounting principles, including accounting for uncertain tax positions, or interpretations thereof. Significant judgment will be required to determine the recognition and measurement attribute prescribed in FIN 48. In addition, FIN 48 applies to all income tax positions, including the potential recovery of previously paid taxes, which if settled unfavorably could adversely impact our provision for income taxes or additional paid-in capital. Further, as a result of certain of our ongoing employment and capital investment actions and commitments, our income in certain countries is subject to reduced tax rates, and in some cases is wholly exempt from tax. Our failure to meet these commitments could adversely impact our provision for income taxes. In addition, we are subject to the continuous examination of our income tax returns by the Internal Revenue Service and other tax authorities. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes. There can be no assurance that the outcomes from these continuous examinations will not have an adverse effect on our operating results and financial condition.

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

Net Sales

The following table presents the breakdown of net sales between product and service revenue (in millions, except percentages):

	Three Months Ended
	October 27, 2007	October 28, 2006	Variance In Dollars	Variance In Percent
Net sales:
Product	$8,015	$6,940	$1,075	15.5%
Service	1,539	1,244	295	23.7%

Total	$9,554	$8,184	$1,370	16.7%

Net sales, which include product and service revenue, for each theater are summarized in the following table (in millions, except percentages):

	Three Months Ended
	October 27, 2007	October 28, 2006	Variance In Dollars	Variance In Percent
Net sales:
United States and Canada	$5,499	$4,689	$810	17.3%
Percentage of net sales	57.6%	57.3%
European Markets	1,906	1,628	278	17.1%
Percentage of net sales	19.9%	19.9%
Emerging Markets	867	728	139	19.1%
Percentage of net sales	9.1%	8.9%
Asia Pacific	977	787	190	24.1%
Percentage of net sales	10.2%	9.6%
Japan	305	352	(47)	(13.4)%
Percentage of net sales	3.2%	4.3%

Total	$9,554	$8,184	$1,370	16.7%

The increase in net product sales occurred across our four largest geographic theaters, as we experienced increased information technology-related capital spending in our commercial, service provider, and enterprise markets. Our net product sales also benefited from our entry into new markets and the development of adjacent product offerings. During the first quarter of fiscal 2008, we enhanced our methodology for attributing certain revenue transactions including revenue deferrals, and the associated cost of sales, to each geographic theater. As a result, we have reclassified prior period net sales and net product sales by theater to conform to the current period’s presentation. Revenue deferrals relate to the timing of revenue recognition for specific transactions and differ for each theater based on the levels of service, support, financing arrangements and other factors.

Net Product Sales by Theater

The following table presents the breakdown of net product sales by theater (in millions, except percentages):

	Three Months Ended
	October 27, 2007	October 28, 2006	Variance In Dollars	Variance In Percent
Net product sales:
United States and Canada	$4,453	$3,813	$640	16.8%
Percentage of net product sales	55.6%	55.0%
European Markets	1,655	1,442	213	14.8%
Percentage of net product sales	20.6%	20.8%
Emerging Markets	776	667	109	16.3%
Percentage of net product sales	9.7%	9.6%
Asia Pacific	866	703	163	23.2%
Percentage of net product sales	10.8%	10.1%
Japan	265	315	(50)	(15.9)%
Percentage of net product sales	3.3%	4.5%

Total	$8,015	$6,940	$1,075	15.5%

United States and Canada

The increase in net product sales in the United States and Canada theater during the first quarter of fiscal 2008 compared to the first quarter of fiscal 2007 was due to an increase in net product sales in the service provider and commercial markets. The service provider market experienced growth as consumer demand for video and broadband is leading to increased investments by service providers. The commercial market experienced growth across all of the U.S. regional operations. We experienced some weakness within the enterprise market during the first quarter of fiscal 2008 compared with the first quarter of fiscal 2007. However, sales to the U.S. federal government were strong during the first quarter of fiscal 2008 compared with the first quarter of fiscal 2007.

European Markets

The increase in net product sales in the European Markets theater during the first quarter of fiscal 2008 compared to the first quarter of fiscal 2007 was due to balanced growth across all of our customer markets and most of our geographic areas, led by sales in Germany and sales to targeted service providers within European Markets.

Emerging Markets

The increase in net product sales in the Emerging Markets theater during the first quarter of fiscal 2008 compared with the first quarter of fiscal 2007 was primarily a result of continued network deployment by service providers and growth in the enterprise and commercial markets as customers continue to adopt our architectural platform. During the first quarter of fiscal 2008, net product sales for the Emerging Markets theater were negatively impacted by the timing of revenue recognition and by reserves related to our credit exposures to a Brazilian importer of our products. The Emerging Markets theater had more revenue deferrals during the first quarter of fiscal 2008 compared to the first quarter of fiscal 2007 due to greater levels of service, support, financing arrangements and other factors. Deferred product revenue at October 27, 2007 for the Emerging Markets theater also increased as compared with the balance at July 28, 2007 related to the aforementioned factors. Our customers in the Emerging Markets theater may continue to require greater levels of service, support, and financing arrangements in future periods.

Asia Pacific

The increase in net product sales in the Asia Pacific theater during first quarter of fiscal 2008 was attributable to the balanced growth in the enterprise, service provider, and commercial markets, with China and India experiencing strong growth during the first quarter of fiscal 2008.

Japan

Net product sales in the Japan theater, which represented approximately 3% of net product sales, decreased in the first quarter of fiscal 2008 compared to the first quarter of fiscal 2007.

Net Product Sales by Groups of Similar Products

The following table presents net sales for groups of similar products (in millions, except percentages):

	Three Months Ended
	October 27, 2007	October 28, 2006	Variance In Dollars	Variance In Percent
Net product sales:

Routers	$1,884	$1,595	$289	18.1%
Percentage of net product sales	23.5%	23.0%
Switches	3,280	3,030	250	8.3%
Percentage of net product sales	41.0%	43.6%
Advanced technologies	2,359	1,860	499	26.8%
Percentage of net product sales	29.4%	26.8%
Other	492	455	37	8.1%
Percentage of net product sales	6.1%	6.6%

Total	$8,015	$6,940	$1,075	15.5%

Routers

The increase in net product sales related to routers in the first quarter of fiscal 2008 compared with the first quarter of fiscal 2007 was primarily due to higher sales of our high-end routers, with strength in our Cisco CRS-1 Carrier Routing System, Cisco 7600 Series, and Cisco 12000 Series products. Sales of our high-end routers, which represent a larger proportion of our total router sales compared with midrange and low-end routers, increased by approximately $255 million in the first quarter of fiscal 2008 compared with the first quarter of fiscal 2007. Our high-end router sales are primarily to service providers, which tend to make larger and more uneven purchases. We believe that the increase in high-end router sales is attributable to service providers continuing to scale network capacity to accommodate actual and projected increases in data, voice and video traffic. During the first quarter of fiscal 2008, our sales of our integrated services routers (ISRs), which are included in the midrange and low-end routers, also increased and contributed to growth in sales of our advanced technologies products, such as security, unified communications, and wireless.

Switches

The increase in net product sales related to switches in the first quarter of fiscal 2008 was primarily due to higher sales of local-area network (LAN) fixed-configuration switches, which increased during the first quarter of fiscal 2008 by approximately $315 million compared with the first quarter of fiscal 2007, partially offset by the $55 million decrease in the sales of LAN modular switching. The increase in sales of LAN fixed-configuration switches was a result of the continued adoption by our customers of new technologies throughout their networks from the data center to the wiring closet, including Gigabit Ethernet, 10 Gigabit Ethernet, and Power over Ethernet, which leads to the higher sales of the Cisco Catalyst 3750 Series, the Cisco Catalyst 2960 Series, and the Cisco Catalyst 3560 Series. Additionally, growth in advanced technologies such as unified communications and wireless LANs creates demand for LAN fixed-configuration infrastructure as additional endpoints are added to the network. The conditions in the enterprise market in the United States, as well as new product transitions may have contributed to the decrease in our LAN modular switching products.

Advanced Technologies

The increase in net product sales related to advanced technologies in the first quarter of fiscal 2008 compared with the first quarter of fiscal 2007 was primarily due to the following:

•

Unified communications sales increased by approximately $260 million in the first quarter of fiscal 2008, primarily due to sales of IP phones and associated software as our customers continued to transition from an analog-based to an IP-based infrastructure, and also the addition of sales from the acquisition of WebEx.

•

Video systems, which include solutions and systems designed to enable video-specific delivery systems for service providers, increased by approximately $140 million in the first quarter of fiscal 2008. The increases were attributable to several factors, including an increase in the demand for high-definition (HD) set-top boxes, network upgrades, and international growth.

•

Sales of security products increased by approximately $50 million in the first quarter of fiscal 2008, primarily due to module and line card sales related to our routers and LAN switches as customers continued to emphasize network security, and also due to sales of our next-generation adaptive security appliance product, which integrates multiple technologies including virtual private network (VPN), firewall, and intrusion prevention services on one platform, and the addition of sales from the acquisition of IronPort.

•

Other sales of advanced technologies relating to sales of storage area networking products increased by approximately $25 million and sales of application networking services increased by approximately $30 million.

Other Product Revenue

The increase in other product revenue in the first quarter of fiscal 2008 compared with the first quarter of fiscal 2007 was primarily due to an increase in sales of optical networking products. Other product revenue also includes sales of emerging technology products.

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

In addition, sales to the service provider market have been characterized by larger and more uneven purchases, especially relating to our router sales and sales of certain advanced technologies. In addition, service provider customers typically have longer implementation cycles, require a broader range of services, including network design services, and often have acceptance provisions that can lead to a delay in revenue recognition. As we focus on new market opportunities, customers may require greater levels of service, support, and financing arrangements, especially in the Emerging Markets theater, which may result in a delay in the timing of revenue recognition. To improve customer satisfaction, we continue to focus on managing our manufacturing lead-time performance, which may result in corresponding reductions in order backlog. A decline in backlog levels could result in more variability and less predictability in our quarter-to-quarter net sales and operating results.

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

Net Service Revenue

The increase in net service revenue in the first quarter of fiscal 2008 compared with the first quarter of fiscal 2007 was primarily due to increased technical support service contract initiations and renewals associated with higher product sales, which have resulted in a larger installed base of equipment being serviced, and increased revenue from advanced services, which relates to consulting support services for specific networking needs. We experienced balanced growth in net service revenue across our four largest geographic theaters during the first quarter of fiscal 2008, compared with the first quarter of fiscal 2007. The increase in advanced services revenue in the first quarter of fiscal 2008 compared with the first quarter of fiscal 2007 was attributable primarily to our revenue growth in the service provider market, the Emerging Markets theater, and advanced technologies products.

Gross Margin

The following table presents the gross margin for products and services (in millions, except percentages):

	Three Months Ended
	Amount		Percentage
	October 27, 2007	October 28, 2006	October 27, 2007	October 28, 2006
Gross margin:
Product	$5,192	$4,441	64.8%	64.0%
Service	981	792	63.7%	63.7%

Total	$6,173	$5,233	64.6%	63.9%

The following table presents the gross margin for each theater (in millions, except percentages):

	Three Months Ended
	Amount		Percentage
	October 27, 2007	October 28, 2006	October 27, 2007	October 28, 2006
Gross margin:
United States and Canada	$3,673	$3,017	66.8%	64.3%
European Markets	1,244	1,088	65.3%	66.8%
Emerging Markets	495	470	57.1%	64.6%
Asia Pacific	636	489	65.1%	62.1%
Japan	218	240	71.5%	68.2%

Theater total	6,266	5,304	65.6%	64.8%

Unallocated corporate items	(93)	(71)

Total	$6,173	$5,233	64.6%	63.9%

During the first quarter of fiscal 2008, we enhanced our methodology for attributing certain revenue transactions including revenue deferrals, and the associated cost of sales, to each geographic theater. As a result, we have reclassified prior period gross margin amounts by theater to conform to the current period’s presentation. Revenue deferrals relate to the timing of revenue recognition for specific transactions and differ for each theater based on the levels of service, support, financing arrangements and other factors.

The total gross margin percentage increased in the first quarter of fiscal 2008 compared with the first quarter of fiscal 2007 due to higher product gross margin. The gross margin percentage for the Emerging Markets theater decreased from the first quarter of fiscal 2007 due to reserves relating to credit exposures to a Brazilian importer of our products, which decreased the gross margin percentage by approximately 3%, sales discounts, rebates, and product pricing, which decreased the gross margin percentage by approximately 2%, and an increase in revenue deferrals relating to increased service, support, and financing arrangements, which along with other factors, decreased the gross margin percentage by approximately 2.5%.

The gross margin for each theater is derived from information from our internal management system. The gross margin percentage for a particular theater may fluctuate, and period-to-period changes in such margin percentages may not be indicative of a trend for that theater.

Product Gross Margin

The increase in product gross margin percentage in the first quarter of fiscal 2008 compared with the first quarter of fiscal 2007 was due to the following factors:

•

Lower overall manufacturing costs related to lower component costs and value engineering, partially offset by other manufacturing-related costs, increased product gross margin percentage by 1.8%. Value engineering is the process by which production costs are reduced through component redesign, board configuration, test processes, and transformation processes.

•	Higher shipment volume, net of certain variable costs, increased product gross margin percentage by 0.6%.

•	Sales discounts, rebates and product pricing decreased product gross margin percentage by 1.4%.

•	Net effects of amortization of purchased intangible assets and share-based compensation expense decreased gross margin percentage by 0.2%.

Product gross margin may continue to be adversely affected in the future by: changes in the mix of products sold, including further periods of increased growth of some of our lower-margin products; introduction of new products, including products with price-performance advantages; our ability to reduce production costs; entry into new markets, including markets with different pricing structures and cost structures, as a result of internal development or through acquisitions; changes in distribution channels; price competition, including competitors from Asia and especially China; changes in geographic mix; the timing of revenue recognition and revenue deferrals; sales discounts; increases in material or labor costs; excess inventory and obsolescence charges; warranty costs; changes in shipment volume; loss of cost savings due to changes in component pricing; impact of value engineering; inventory holding charges; and how well we execute on our strategy and operating plans.

Service Gross Margin

Our service gross margin percentage was flat in the first quarter of fiscal 2008 compared with the first quarter of fiscal 2007. Service gross margin will typically experience some variability over time due to various factors such as the change in mix between technical support services and advanced services, as well as the timing of technical support service contract initiations and renewals and the timing of our strategic investments in headcount and resources to support this business. Our service gross margin from technical support services is higher than the service gross margin from our advanced services, and our revenue from advanced services may continue to increase to a higher proportion of total service revenue due to our continued focus on providing comprehensive support to our customers’ networking devices, applications, and infrastructures. Additionally, we have continued to invest in building out our technical support and advanced services capabilities in the Emerging Markets theater.

Research and Development, Sales and Marketing, and General and Administrative Expenses

Research and development (R&D), sales and marketing, and general and administrative (G&A) expenses are summarized in the following table (in millions, except percentages):

	Three Months Ended
	October 27, 2007	October 28, 2006	Variance In Dollars	Variance In Percent
Research and development	$1,192	$1,083	$109	10.1%
Percentage of net sales	12.5%	13.2%
Sales and marketing	2,003	1,686	317	18.8%
Percentage of net sales	21.0%	20.6%
General and administrative	490	364	126	34.6%
Percentage of net sales	5.1%	4.4%

Total	$3,685	$3,133	$552	17.6%

Percentage of net sales	38.6%	38.3%

R&D expenses increased for the first quarter of fiscal 2008 compared with the first quarter of fiscal 2007 primarily due to higher headcount-related expenses, reflecting our continued investment in R&D efforts for routers, switches, advanced technologies and other product technologies. However, during the first quarter of fiscal 2008, R&D expenses decreased as a percentage of revenue compared with the first quarter of fiscal 2007. We have also continued to purchase or license technology in order to bring a broad range of products to market in a timely fashion. If we believe that we are unable to enter a particular market in a timely manner with internally developed products, we may license technology from other businesses, or acquire businesses as an alternative to internal R&D. All of our R&D costs have been expensed as incurred.

Sales and marketing expenses for the first quarter of fiscal 2008 increased compared with the first quarter of fiscal 2007 primarily due to an increase in sales expenses of $269 million. Sales expenses increased primarily due to an increase in headcount-related expenses.

G&A expenses for the first quarter of fiscal 2008 increased compared to the first quarter of fiscal 2007 primarily due to increased headcount-related expenses and increased information technology-related spending. In the first quarter of fiscal 2007, G&A expenses included approximately $60 million of real estate-related charges.

Foreign currency fluctuations, net of hedging, increased total research and development, sales and marketing, and general and administrative expenses by approximately 2% in the first quarter of fiscal 2008 compared with the first quarter of fiscal 2007.

Headcount

Our headcount increased by approximately 1,500 employees during the first quarter of fiscal 2008, reflecting the investment in sales and R&D described earlier and also reflecting increases in investments in our service business; our Juarez, Mexico manufacturing facility; and acquisitions. Our headcount is expected to increase, as we continue to invest in engineering and sales headcount. As a result, if we do not achieve the benefits anticipated from these investments, our operating results may be adversely affected.

Share-Based Compensation Expense

Employee share-based compensation expense under SFAS 123(R) was as follows (in millions):

	Three Months Ended
	October 27, 2007	October 28, 2006
Cost of sales—product	$9	$11
Cost of sales—service	23	24

Employee share-based compensation expense in cost of sales	32	35

Research and development	65	74
Sales and marketing	99	94
General and administrative	30	22

Employee share-based compensation expense in operating expenses	194	190

Total employee share-based compensation expense (1)	$226	$225

(1)

Share-based compensation expense related to acquisitions and investments of $24 million and $10 million for the first quarter of fiscal 2008 and fiscal 2007, respectively, is disclosed in Note 3 to the Consolidated Financial Statements and is not included in the above table.

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

Amortization of Purchased Intangible Assets and In-Process Research and Development

The following table presents the amortization of purchased intangible assets and in-process R&D (in millions):

	Three Months Ended
	October 27, 2007	October 28, 2006
Amortization of purchased intangible assets included in operating expenses	$117	$105
In-process research and development	$3	$4

The increase in the amortization of purchased intangible assets included in operating expenses for the first quarter of fiscal 2008 compared to the first quarter of fiscal 2007 was primarily due to the additional amortization of purchased intangible assets related to recent acquisitions. For additional information regarding purchased intangibles, see Note 3 to the Consolidated Financial Statements.

Our methodology for allocating the purchase price, relating to purchase acquisitions, to in-process R&D is determined through established valuation techniques. See Note 3 to the Consolidated Financial Statements for additional information regarding the acquisitions completed in fiscal 2008 and 2007 and the in-process R&D recorded for these acquisitions. In-process R&D was expensed upon acquisition because technological feasibility had not been established and no future alternative uses existed.

The fair value of the existing purchased technology and patents, as well as the technology under development, is typically determined using the income approach, which discounts expected future cash flows to present value. The discount rates used in the present value calculations are typically derived from a weighted-average cost of capital analysis and venture capital surveys, adjusted upward to reflect additional risks inherent in the development lifecycle. We consider the pricing model for products related to these acquisitions to be standard within the high-technology communications industry. However, we do not expect to achieve a material amount of expense reductions as a result of integrating the acquired in-process technology. Therefore, the valuation assumptions do not include significant anticipated cost savings.

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

The key assumptions for calculating in-process R&D primarily consist of an expected completion date for the in-process projects; estimated costs to complete the projects; revenue and expense projections, assuming the products have entered the market; and discount rates based on the risks associated with the development lifecycle of the in-process technology acquired. Failure to achieve the expected levels of revenue and net income from these products will negatively impact the return on investment expected at the time that the acquisitions were completed and may result in impairment charges. Actual results from the purchase acquisitions to date did not have a material adverse impact on our business and operating results.

Interest Income, Net

The components of interest income, net, are as follows (in millions):

	Three Months Ended
	October 27, 2007	October 28, 2006
Interest income	$319	$251
Interest expense	(96)	(94)

Total	$223	$157

The increase in interest income during the first quarter of fiscal 2008 compared to the first quarter of fiscal 2007 was primarily due to higher average balances. The increase in interest expense in the first quarter of fiscal 2008 compared to fiscal 2007 was due to slightly higher interest rates. Interest expense includes the effect of $6.0 billion of interest rate swaps, which effectively convert fixed-rate interest expense to floating-rate interest expense based on LIBOR.

Other Income, Net

The components of other income, net, are as follows (in millions):

	Three Months Ended
	October 27, 2007	October 28, 2006
Net gains on investments in fixed income and publicly traded equity securities	$54	$66
Net gains (losses) on investments in privately held companies	3	(14)
Impairment charges on investments in privately held companies	(3)	(4)

Net gains and impairment charges on investments	54	48
Other	(23)	(20)

Total	$31	$28

Provision for Income Taxes

The provision for income taxes resulted in an effective tax rate of 15.9% for the first quarter of fiscal 2008, compared to an effective tax rate of 26.1% for the first quarter of fiscal 2007. The 10.2% decrease in the effective tax rate for the first quarter of fiscal 2008, as compared to the first quarter of fiscal 2007, was primarily attributable to a net tax benefit of $162 million from the settlement of certain U.S. income tax matters in the first quarter of fiscal 2008 and to the tax impact of foreign operations.

On July 29, 2007, we adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109” (“FIN 48”), which is a change in accounting for income taxes. FIN 48 prescribes a comprehensive model for the financial statement recognition, measurement, classification and disclosure of uncertain tax positions.

See Note 11 for additional information on our provision for income taxes, including the effects of adoption of FIN 48 on our Consolidated Financial Statements.

Recent Accounting Pronouncements

SFAS 157 In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. SFAS 157 defines fair value, establishes a framework and gives guidance regarding the methods used for measuring fair value, and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We are currently assessing the impact that SFAS 157 may have on our results of operations and financial position.

SFAS 159 In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115”. SFAS 159 is expected to expand the use of fair value accounting but does not affect existing standards which require certain assets or liabilities to be carried at fair value. The objective of SFAS 159 is to improve financial reporting by providing companies with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. Under SFAS 159, a company may choose, at specified election dates, to measure eligible items at fair value and report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. SFAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We are currently assessing the impact that SFAS 159 may have on our results of operations and financial position.

Liquidity and Capital Resources

The following sections discuss the effects of changes in our balance sheet and cash flows, contractual obligations, other commitments, and the stock repurchase program on our liquidity and capital resources.

Balance Sheet and Cash Flows

Cash and Cash Equivalents and Investments

The following table summarizes our cash and cash equivalents and investments (in millions):

	October 27, 2007	July 28, 2007	Increase (Decrease)
Cash and cash equivalents	$4,413	$3,728	$685
Fixed income securities	18,050	17,297	753
Publicly traded equity securities	2,216	1,241	975

Total	$24,679	$22,266	$2,413

The increase in cash and cash equivalents and investments was primarily a result of cash provided by operating activities of $3.1 billion; issuance of common stock of $1.5 billion related to employee stock option exercises; approximately $900 million related to the change in unrealized gains from public equities; and excess tax benefits from share-based compensation of $252 million; partially offset by the repurchase of common stock of $3.0 billion and capital expenditures of $296 million.

As of October 27, 2007, approximately $4.8 billion of our cash and cash equivalents and investments was held in the United States. The remainder of our cash and cash equivalents and investments was held outside of the United States in various foreign subsidiaries. If these cash and cash equivalents and investments are distributed to the United States in the form of dividends or otherwise, we may be subject to additional U.S. income taxes (subject to an adjustment for foreign tax credits) and foreign withholding taxes.

On August 17, 2007, we entered into a credit agreement with certain institutional lenders which provides for a $3.0 billion unsecured revolving credit facility that is scheduled to expire on August 17, 2012. Any advances under the credit agreement will accrue interest at rates that are equal to, based on certain conditions, either (i) the higher of the Federal Funds rate plus 0.50% or Bank of America’s “prime rate” as announced from time to time, or (ii) LIBOR plus a margin that is based on the our senior debt credit ratings as published by Standard & Poor’s Ratings Services and Moody’s Investors Service, Inc. The credit agreement requires that we maintain an interest coverage ratio as defined in the agreement. As of October 27, 2007, we were in compliance with the required interest coverage ratio and we had not borrowed any funds under the credit facility. We may also, upon the agreement of either the then existing lenders or of additional lenders not currently parties to the agreement, increase the commitments under the credit facility up to a total of $5.0 billion, and/or extend the expiration date of the credit facility up to August 15, 2014.

We expect that cash provided by operating activities may fluctuate in future periods as a result of a number of factors, including fluctuations in our operating results, the rate at which products are shipped during the quarter (which we refer to as shipment linearity), accounts receivable collections, inventory and supply chain management, excess tax benefits from share-based compensation, and the timing and amount of tax and other payments. For additional discussion, see “Part II, Item 1A. Risk Factors.”

Accounts Receivable, Net

The following table summarizes our accounts receivable, net (in millions, except DSO):

	October 27, 2007	July 28, 2007	Increase (Decrease)
Accounts receivable, net	$3,418	$3,989	$(571)

DSO	33	38	(5)

The rate at which products are shipped during a quarter, which we refer to as shipment linearity, and the rate at which we collect payments, affect our DSO. The decrease in DSO was a result of improved shipment linearity and strong collections.

Inventories and Purchase Commitments with Contract Manufacturers and Suppliers

The following table summarizes our inventories and purchase commitments with contract manufacturers and suppliers (in millions, except annualized inventory turns):

	October 27, 2007	July 28, 2007	Increase (Decrease)
Inventories:
Raw materials	$130	$173	$(43)
Work in process	45	45	—
Finished goods:
Distributor inventory and deferred cost of sales	556	544	12
Manufactured finished goods	338	314	24

Total finished goods	894	858	36
Service-related spares	211	211	—
Demonstration systems	35	35	—

Total	$1,315	$1,322	$(7)

Annualized inventory turns	10.3	10.3	—

Purchase commitments with contract manufacturers and suppliers	$2,497	$2,581	$(84)

Our finished goods consist of distributor inventory and deferred cost of sales and manufactured finished goods. Distributor inventory and deferred cost of sales are related to unrecognized revenue on shipments to distributors and retail partners and shipments to customers. Manufactured finished goods consist primarily of build-to-order and build-to-stock products. Service-related spares consist of reusable equipment related to our technical support and warranty activities. All inventories are accounted for at the lower of cost or market. Inventory is written down based on excess and obsolete inventories determined primarily by future demand forecasts. Inventory write downs are measured as the difference between the cost of the inventory and market, based upon assumptions about future demand, and are charged to the provision for inventory, which is a component of our cost of sales.

We purchase components from a variety of suppliers and use several contract manufacturers to provide manufacturing services for our products. During the normal course of business, in order to manage manufacturing lead times and help ensure adequate component supply, we enter into agreements with contract manufacturers and suppliers that either allow them to procure inventory based upon criteria as defined by us or that establish the parameters defining our requirements. In certain instances, these agreements allow us the option to cancel, reschedule, and adjust our requirements based on our business needs prior to firm orders being placed. Consequently, only a portion of our reported purchase commitments arising from these agreements are firm, non-cancelable, and unconditional commitments. In addition, we record a liability, included in other current liabilities, for firm, non-cancelable, and unconditional purchase commitments for quantities in excess of our future demand forecasts consistent with the valuation of our excess and obsolete inventory. The purchase commitments for inventory are expected to be fulfilled within one year.

Inventory and supply chain management remain areas of focus as we balance the need to maintain supply chain flexibility to help ensure competitive lead times with the risk of inventory obsolescence because of rapidly changing technology and customer requirements. We believe the amount of our inventory and purchase commitments are appropriate for our revenue levels.

Long-Term Debt

The following table summarizes our long-term debt (in millions):

	October 27, 2007	July 28, 2007	Increase (Decrease)
Senior notes:
Floating-rate notes, due 2009	$500	$500	$—
5.25% fixed-rate notes, due 2011	3,000	3,000	—
5.50% fixed-rate notes, due 2016	3,000	3,000	—

Total senior notes	6,500	6,500	—
Other notes	5	5	—
Unamortized discount	(16)	(16)	—
Fair value adjustment	93	(81)	174

Total	$6,582	$6,408	$174

In February 2006, we issued $500 million of senior floating interest rate notes due 2009 (the “2009 Notes”), $3.0 billion of 5.25% senior notes due 2011 (the “2011 Notes”), and $3.0 billion of 5.50% senior notes due 2016 (the “2016 Notes”), for an aggregate principal amount of $6.5 billion. The debt issuance was used to fund the acquisition of Scientific-Atlanta and for general corporate purposes. The 2011 Notes and the 2016 Notes are redeemable by us at any time, subject to a make-whole premium. To achieve our interest rate objectives, we entered into $6.0 billion notional amount of interest rate swaps. In effect, these swaps convert the fixed interest rates of the 2011 Notes and the 2016 Notes to floating interest rates based on LIBOR. Gains and losses in the fair value of the interest rate swaps offset changes in the fair value of the underlying debt. See Note 8 to the Consolidated Financial Statements. We were in compliance with all debt covenants as of October 27, 2007.

Deferred Revenue

The following table presents the breakdown of deferred revenue (in millions):

	October 27, 2007	July 28, 2007	Increase (Decrease)
Service	$4,651	$4,840	$(189)
Product	2,456	2,197	259

Total	$7,107	$7,037	$70

Reported as:
Current	$5,381	$5,391	$(10)
Noncurrent	1,726	1,646	80

Total	$7,107	$7,037	$70

The decrease in deferred service revenue reflects the ongoing amortization of deferred service revenue partially offset by the impact of the increase in the volume of technical support contract initiations and renewals. The increase in deferred product revenue was primarily related to shipments not having met revenue recognition criteria and other revenue deferrals and the timing of cash receipts related to unrecognized revenue from two-tier distributors.

Operating Leases

We lease office space in several U.S. locations. Outside the United States, larger sites include Australia, Belgium, Canada, China, France, Germany, India, Israel, Italy, Japan, and the United Kingdom. The future minimum lease payments under all our non-cancelable operating leases with an initial term in excess of one year as of October 27, 2007 were $1.6 billion. For additional information see Note 8 to the Consolidated Financial Statements.

Nuova Systems, Inc.

In fiscal 2007, we made an investment in Nuova Systems, Inc. (“Nuova”), which conducts research and development on data center-related products. This investment included $50 million of funding and a license to certain of our technology. As a result of this investment, we own approximately 80% of Nuova and have consolidated the results of Nuova in our Consolidated Financial Statements beginning in the first quarter of fiscal 2007. Upon the occurrence of certain events, we have committed additional funding of up to $62 million.

In connection with this investment, we have entered into a call option agreement with Nuova that provides us with the right to purchase the remaining interests of approximately 20% in Nuova. If the call option is exercised by us, the minority interest holders would be eligible to receive three milestone payments based on agreed-upon formulas. The exercise of the call option, if exercised, may occur in the second half of fiscal 2008 or early fiscal 2009. The amounts due under the milestone payments will be recognized by us when it is determined that the exercise of the call option is probable, which may be in advance of the exercise of the call option, and will be recorded as compensation expense based on an estimate of the fair value of the amounts that could be earned by the minority interest holders pursuant to a vesting schedule. Subsequent changes to the fair value of the amounts probable of being earned and the continued vesting will result in adjustments to the recorded compensation expense. If we exercise the call option, the potential amount that could be recorded as compensation expense would be up to a maximum of $678 million. The potential amounts are expected to be paid during fiscal 2010 through fiscal 2012.

Other Commitments

As of October 27, 2007, we were party to an agreement to invest approximately $700 million in venture funds managed by SOFTBANK Corp. and its affiliates (“SOFTBANK”) that is required to be funded on demand. As of October 27, 2007 and July 28, 2007, we had invested $616 million in the venture funds pursuant to the commitment.

We also have certain other funding commitments related to our privately held investments that are based on the achievement of certain agreed-upon milestones. The remaining funding commitments were approximately $90 million as of October 27, 2007, compared with approximately $56 million as of July 28, 2007.

Off-Balance Sheet Arrangements

We consider our investments in unconsolidated variable interest entities to be off-balance sheet arrangements. In the ordinary course of business, we have investments in privately held companies and provide financing to certain customers through our wholly owned subsidiaries, which may be considered to be variable interest entities. We have evaluated our investments in these privately held companies and customer financings and have determined that there were no significant unconsolidated variable interest entities as of October 27, 2007.

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

Stock Repurchase Program

In September 2001, our Board of Directors authorized a stock repurchase program. As of October 27, 2007, our Board of Directors had authorized an aggregate repurchase of up to $52 billion of common stock under this program and the remaining authorized repurchase amount was $5.8 billion with no termination date. In addition, on November 15, 2007, our Board of Directors authorized the repurchase of up to an additional $10 billion of our common stock with no termination date. The stock repurchase activity under the stock repurchase program during the first quarter of fiscal 2008 is summarized as follows (in millions, except per-share amounts):

	Shares Repurchased	Weighted- Average Price per Share	Amount Repurchased
Cumulative balance at July 28, 2007	2,228	$19.40	$43,229
Repurchase of common stock(1)	96	31.28	3,000

Cumulative balance at October 27, 2007	2,324	$19.89	$46,229

(1)	Includes stock repurchases of $120 million which were settled subsequent to October 27, 2007 and excludes $100 million of stock repurchases which were transacted in the prior period but settled during the first quarter of fiscal 2008.

The purchase price for the shares of our common stock repurchased is reflected as a reduction to shareholders’ equity. In accordance with Accounting Principles Board Opinion No. 6, “Status of Accounting Research Bulletins,” we are required to allocate the purchase price of the repurchased shares as (i) a reduction to retained earnings until retained earnings are zero and then as an increase to accumulated deficit and (ii) a reduction of common stock and additional paid-in capital. Issuance of common stock and the tax benefit related to employee stock incentive plans are recorded as an increase to common stock and additional paid-in capital. As a result of future repurchases, we may report an accumulated deficit as a component in shareholders’ equity.

Liquidity and Capital Resource Requirements

Based on past performance and current expectations, we believe our cash and cash equivalents, investments, and cash generated from operations, and our ability to access capital markets, including committed credit lines, will satisfy our working capital needs, capital expenditures, investment requirements, stock repurchases, contractual obligations, commitments, future customer financings, and other liquidity requirements associated with our operations through at least the next 12 months. We believe that the most strategic uses of our cash resources include repurchase of shares, strategic investments to gain access to new technologies, acquisitions, customer financing activities, and working capital. There are no other transactions, arrangements, or other relationships with unconsolidated entities or other persons that are reasonably likely to materially affect liquidity, the availability, and our requirements for capital resources.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Investments

We maintain an investment portfolio of various holdings, types, and maturities. See Note 6 to the Consolidated Financial Statements. As of October 27, 2007, these securities are classified as available-for-sale and consequently are recorded in the Consolidated Balance Sheets at fair value with unrealized gains or losses, to the extent unhedged, reported as a separate component of accumulated other comprehensive income, net of tax. Our evaluation of investments in private and public companies is based on the fundamentals of the businesses, including, among other factors, the nature of their technologies and potential for financial return.

Fixed Income Securities

At any time, a sharp rise in interest rates could have a material adverse impact on the fair value of our fixed income investment portfolio. Conversely, declines in interest rates could have a material adverse impact on interest income for our investment portfolio. Our fixed income instruments are not leveraged as of October 27, 2007, and are held for purposes other than trading.

Publicly Traded Equity Securities

The values of our equity investments in several publicly traded companies are subject to market price volatility. The following table presents the hypothetical fair values of publicly traded equity securities as a result of selected potential decreases and increases in the price of each equity security in the portfolio, excluding hedged equity securities. Potential fluctuations in the price of each equity security in the portfolio of plus or minus 10%, 20%, and 30% were selected based on potential near-term changes in those security prices. The hypothetical fair values as of October 27, 2007 are as follows (in millions):

	Valuation of Securities Given an X% Decrease in Each Stock’s Price			Fair Value As of October 27, 2007	Valuation of Securities Given an X% Increase in Each Stock’s Price
	(30%)	(20%)	(10%)		10%	20%	30%
Publicly traded equity securities	$1,306	$1,493	$1,679	$1,866	$2,053	$2,239	$2,426

Our equity portfolio consists of securities with characteristics that most closely match the Standard & Poor’s 500 Index or NASDAQ Composite Index. These equity securities are held for purposes other than trading. There were no impairment charges on publicly traded equity securities during the first quarter of fiscal 2008 or fiscal 2007.

Investments in Privately Held Companies

We have invested in privately held companies, some of which are in the startup or development stages. These investments are inherently risky because the markets for the technologies or products these companies are developing are typically in the early stages and may never materialize. We could lose our entire initial investment in these companies. These investments are primarily carried at cost, which as of October 27, 2007 was $660 million, compared with $643 million at July 28, 2007, and are recorded in other assets. Our impairment charges on investments in privately held companies were not material for the first quarter of fiscal 2008 or fiscal 2007.

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

Derivative Instruments

Foreign Currency Derivatives

Our foreign exchange forward and option contracts are summarized as follows (in millions):

	October 27, 2007		July 28, 2007
	Notional Amount	Fair Value	Notional Amount	Fair Value
Forward contracts:
Purchased	$1,494	$(1)	$1,601	$1
Sold	$508	$(7)	$613	$(8)

Option contracts:
Purchased	$726	$33	$652	$24
Sold	$260	$(2)	$310	$(1)

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

The impact of foreign currency fluctuations on sales has not been material because our sales are primarily denominated in U.S. dollars. Approximately 70% of our operating expenses are U.S.-dollar denominated. To reduce variability in operating expenses caused by the remaining non-U.S.-dollar denominated operating expenses, we hedge certain foreign currency forecasted transactions with currency options and forward contracts with maturities up to 18 months. These hedging programs are not designed to provide foreign currency protection over longer time horizons. In designing a specific hedging approach, we consider several factors, including offsetting exposures, significance of exposures, costs associated with entering into a particular hedge instrument, and potential effectiveness of the hedge. The gains and losses on foreign exchange contracts mitigate the variability in operating expenses associated with currency movements. Primarily because of our limited currency exposure to date, the effect of foreign currency fluctuations has not been material to our Consolidated Financial Statements. Foreign currency fluctuations, net of hedging, increased total research and development, sales and marketing, and general and administrative expenses by approximately 2% in the first quarter of fiscal 2008 compared with the first quarter of fiscal 2007.

Our foreign exchange forward contracts related to current assets and liabilities generally range from one to three months in original maturity. Additionally, we have entered into foreign exchange forward contracts related to long-term customer financings with maturities of up to two years. The foreign exchange forward contracts related to investments generally have maturities of less than 18 months. We do not enter into foreign exchange forward or option contracts for trading purposes. We do not expect gains or losses on these derivative instruments to have a material impact on our financial results. See Note 8 to the Consolidated Financial Statements.

Interest Rate Derivatives

Our interest rate derivatives are summarized as follows (in millions):

	October 27, 2007		July 28, 2007
	Notional Amount	Fair Value	Notional Amount	Fair Value
Interest rate swaps- investments	$1,000	$11	$1,000	$29
Interest rate swaps- long-term debt	$6,000	$93	$6,000	$(81)

Our primary objective for holding fixed income securities is to achieve an appropriate investment return consistent with preserving principal and managing risk. To realize these objectives, we may utilize interest rate swaps or other derivatives designated as fair value or cash flow hedges.

We have entered into $1.0 billion of interest rate swaps designated as fair value hedges of our investment portfolio. Under these interest rate swap contracts, we make fixed-rate interest payments and receive interest payments based on LIBOR. The effect of these swaps is to convert fixed-rate returns to floating-rate returns based on LIBOR for a portion of our fixed income portfolio. The gains and losses related to changes in the value of the interest rate swaps are included in other income, net, and offset the changes in fair value of the underlying hedged investment. The fair values of the interest rate swaps designated as hedges of our investments are reflected in prepaid expenses and other current assets.

In conjunction with our issuance of fixed-rate senior notes in February 2006, we entered into $6.0 billion of interest rate swaps designated as fair value hedges of our fixed-rate debt. Under these interest rate swap contracts, we receive fixed-rate interest payments and make interest payments based on LIBOR. The effect of these swaps is to convert fixed-rate interest expense to floating-rate interest expense based on LIBOR. The gains and losses related to changes in the value of the interest rate swaps are included in other income, net, and offset the changes in fair value of the underlying debt. The fair values of the interest rate swaps designated as hedges of our debt are reflected in other assets or other long-term liabilities.

Equity Derivatives

Our equity derivatives are summarized as follows (in millions):

	October 28, 2007		July 28, 2007
	Notional Amount	Fair Value	Notional Amount	Fair Value
Forward sale agreements	$346	$(4)	$458	$1

We maintain a portfolio of publicly traded equity securities which are subject to price risk. We may hold equity securities for strategic purposes or to diversify our overall investment portfolio. To manage our exposure to changes in the fair value of certain equity securities, we may enter into equity derivatives, including forward sale and option agreements. As of October 27, 2007, we have entered into forward sale agreements on certain publicly traded equity securities designated as fair value hedges. The gains and losses due to changes in the value of the hedging instruments are included in other income, net, and offset the change in the fair value of the underlying hedged investment. The fair values of the equity derivatives are reflected in prepaid expenses and other current assets and other current liabilities.

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

Changes in internal control over financial reporting. There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our first quarter of fiscal 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Brazilian authorities are investigating certain employees of our Brazilian subsidiary and certain employees of a Brazilian importer of our products relating to the allegation of evading import taxes and other alleged improper transactions involving the subsidiary and the importer. We are conducting a thorough review of the matter. To date, the Brazilian authorities have not asserted a claim against us. We are unable to determine the likelihood of an unfavorable outcome on any potential claims against us or to reasonably estimate a range of loss, if any.

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

Set forth below and elsewhere in this report and in other documents we file with the SEC are descriptions of the risks and uncertainties that could cause our actual results to differ materially from the results contemplated by the forward-looking statements contained in this report. The description below includes any material changes to and supersedes the description of the risk factors affecting our business previously disclosed in “Part I, Item 1A. Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended July 28, 2007.

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

OUR REVENUE FOR A PARTICULAR PERIOD IS DIFFICULT TO PREDICT, AND A SHORTFALL IN REVENUE MAY HARM OUR OPERATING RESULTS

As a result of a variety of factors discussed in this report, our revenue for a particular quarter is difficult to predict. Our net sales may grow at a slower rate than in past periods, or may decline. Our ability to meet financial expectations could also be adversely affected if the non-linear sales pattern seen in some of our past quarters recurs in future periods. We have experienced periods of time during which shipments have exceeded net bookings, or manufacturing issues have delayed shipments, leading to non-linearity in shipping patterns. In addition to making it difficult to predict revenue for a particular period, non-linearity in shipping can increase costs, because irregular shipment patterns result in periods of underutilized capacity and periods in which overtime expenses may be incurred, as well as leading to additional costs arising out of inventory management. In addition, to the extent that manufacturing issues and any related component shortages result in delayed shipments in the future, and particularly in periods in which we and our contract manufacturers are operating at higher levels of capacity, it is possible that revenue for a quarter could be adversely affected if such matters occur and are not remediated within the same quarter.

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

Any of the above factors could have a material adverse impact on our operations and financial results.

WE EXPECT GROSS MARGIN TO VARY OVER TIME, AND OUR LEVEL OF PRODUCT GROSS MARGIN MAY NOT BE SUSTAINABLE

Our level of product gross margins may not be sustainable and may continue to be adversely affected by numerous factors, including:

•	Changes in customer, geographic, or product mix, including mix of configurations within each product group

•	Introduction of new products, including products with price-performance advantages

•	Our ability to reduce production costs

•	Entry into new markets, including markets with different pricing and cost structures, through acquisitions, such as our acquisition of Scientific-Atlanta, or internal development

•	Sales discounts

•	Increases in material or labor costs

•	Excess inventory and inventory holding charges

•	Obsolescence charges

•	Changes in shipment volume

•	Loss of cost savings due to changes in component pricing or charges incurred due to inventory holding periods if parts ordering does not correctly anticipate product demand

•	Lower than expected benefits from value engineering

•	Increased price competition, including competitors from Asia, especially China

•	Changes in distribution channels

•	The timing of revenue recognition and revenue deferrals

•	Increased warranty costs

•	How well we execute on our strategy and operating plans

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

In addition, we depend on our channel partners globally to comply with applicable regulatory requirements. To the extent that they fail to do so, that could have a material adverse effect on our business, operating results, and financial condition.

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

Manufacturing capacity and component supply constraints, including those caused by any possible disruption related to our recently completed implementation of the lean manufacturing model, could be significant issues for us. We purchase components from a variety of suppliers and use several contract manufacturers to provide manufacturing services for our products. During the normal course of business, in order to improve manufacturing lead-time performance and to help ensure adequate component supply, we enter into agreements with contract manufacturers and suppliers that either allow them to procure inventory based upon criteria as defined by us or that establish the parameters defining our requirements. In certain instances, these agreements allow us the option to cancel, reschedule, and adjust our requirements based on our business needs prior to firm orders being placed. If we fail to anticipate customer demand properly, an oversupply of parts could result in excess or obsolete components that could adversely affect our gross margins. For additional information regarding our purchase commitments with contract manufacturers and suppliers, see Note 8 to the Consolidated Financial Statements.

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

Our competitors include : Alcatel-Lucent; ARRIS Group, Inc.; Aruba Networks, Inc.; Avaya Inc.; Brocade Communications Systems, Inc.; CheckPoint Software Technologies Ltd.; D-Link Corporation; LM Ericsson Telephone Company; Extreme Networks, Inc.; F5 Networks, Inc.; Force 10 Networks, Inc.; Fortinet Inc.; Foundry Networks Inc.; Hewlett-Packard Company; Huawei Technologies Co., Ltd; International Business Machines Corporation; Juniper Networks, Inc.; Meru Networks, Inc.; Microsoft Corporation; Motorola, Inc.; NETGEAR, Inc.; Nortel Networks Corporation; Riverbed Technology, Inc.; Symantec Corporation; and Trapeze Networks, Inc., among others.

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

The markets for our products are characterized by rapidly changing technology, evolving industry standards, new product introductions, and evolving methods of building and operating networks. Our operating results depend on our ability to develop and introduce new products into existing and emerging markets and to reduce the production costs of existing products. We believe the industry is evolving to enable personal and business process collaboration enabled by networked Web 2.0, the technologies that enable user collaboration, as part of the second major phase of the Internet. As such, many of our strategic initiatives and investments are aimed at meeting the requirements that a network capable of multiple party, collaborative interaction would demand, and the investments we have made and our architectural approach are designed to enable networked Web 2.0 and the increased use of the network as the platform for all forms of communications and information technology. The process of developing new technology is complex and uncertain, and if we fail to accurately predict customers’ changing needs and emerging technological trends our business could be harmed. We must commit significant resources to developing new products before knowing whether our investments will result in products the market will accept. In particular, if our model of the evolution of networking to collaborative systems does not emerge as we believe it will, or if the industry does not evolve as we believe it will, many of our strategic initiatives and investments may be of no or limited value. Furthermore, we may not execute successfully on that vision because of errors in product planning or timing, technical hurdles that we fail to overcome in a timely fashion, or a lack of appropriate resources. This could result in competitors providing those solutions before we do and loss of market share, net sales, and earnings. The success of new products depends on several factors, including proper new product definition, component costs, timely completion and introduction of these products, differentiation of new products from those of our competitors, and market acceptance of these products. There can be no assurance that we will successfully identify new product opportunities, develop and bring new products to market in a timely manner, or achieve market acceptance of our products or that products and technologies developed by others will not render our products or technologies obsolete or non-competitive. Specifically, the products and technologies that we identify as “emerging technologies,” such as our TelePresence products, or “advanced technologies” may not prove to have the market success we anticipate, and we may not successfully identify and invest in other emerging or advanced technologies.

WE ARE INCREASING OUR INVESTMENT IN ENGINEERING, SALES, SERVICE AND MANUFACTURING ACTIVITIES AND THESE INVESTMENTS MAY ACHIEVE DELAYED, OR LOWER THAN EXPECTED, BENEFITS WHICH COULD HARM OUR OPERATING RESULTS

We intend to continue to add personnel and other resources to our engineering, sales, service, and manufacturing functions as we focus on developing emerging technologies, the next wave of advanced technologies, growing the commercial market segment, capitalizing on our emerging market opportunities, enhancing our evolving support model and increasing our market share gains. We are likely to recognize the costs associated with these investments earlier than some of the anticipated benefits, and the return on these investments may be lower, or may develop more slowly, than we expect. If we do not achieve the benefits anticipated from these investments, or if the achievement of these benefits is delayed, our operating results may be adversely affected.

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

•	Significantly increase our interest expense, leverage and debt service requirements if we incur additional debt to pay for an acquisition

•	Assume liabilities

•	Record goodwill and non-amortizable intangible assets that are subject to impairment testing on a regular basis and potential periodic impairment charges

•	Incur amortization expenses related to certain intangible assets

•	Incur tax expenses related to the post-acquisition integration of purchased intangible assets into our intercompany R&D cost sharing arrangement

•	Incur large and immediate write-offs and restructuring and other related expenses

•	Become subject to intellectual property or other litigation

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

ENTRANCE INTO NEW OR DEVELOPING MARKETS EXPOSES US TO ADDITIONAL COMPETITION AND WILL LIKELY INCREASE DEMANDS ON OUR SERVICE AND SUPPORT OPERATIONS

As we focus on new market opportunities—for example, storage; wireless; security; and transporting data, voice, and video traffic across the same network, and other advanced technologies and emerging technologies —we will increasingly compete with large telecommunications equipment suppliers as well as startup companies. Several of our competitors may have greater resources, including technical and engineering resources, than we do. Additionally, as customers in these markets complete infrastructure deployments, they may require greater levels of service, support, and financing than we have provided in the past, especially in the Emerging Markets theater. Demand for these types of service, support or financing contracts may increase in the future. There can be no assurance that we can provide products, service, support, and financing to effectively compete for these market opportunities. Further, provision of greater levels of services, support and financing by us may result in a delay in the timing of revenue recognition. In addition, entry into other markets, including our entry into the consumer market, has subjected and will subject us to additional risks, particularly to those markets, including the effects of general market conditions and reduced consumer confidence.

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

Our exposure to the credit risks relating to our financing activities described above may increase if there is an economic slowdown. Although we have programs in place that are designed to monitor and mitigate the associated risk, including monitoring of particular risks in certain geographic areas, there can be no assurance that such programs will be effective in reducing our credit risks. There have been significant bankruptcies among customers both on open credit and with loan or lease financing arrangements, particularly among Internet businesses and service providers, causing us to incur economic or financial losses. There can be no assurance that additional losses will not be incurred. Although these losses have not been material to date, future losses, if incurred, could harm our business and have a material adverse effect on our operating results and financial condition. A portion of our sales is derived through our distributors and retail partners. These distributors and retail partners are generally given business terms that allow them to return a portion of inventory, receive credits for changes in selling prices, and participate in various cooperative marketing programs. We maintain estimated accruals and allowances for such business terms. However, distributors tend to have more limited financial resources than other resellers and end-user customers and therefore represent potential sources of increased credit risk because they may be more likely to lack the reserve resources to meet payment obligations. Additionally, to the degree that the recent turmoil in the credit markets makes it more difficult for some customers to obtain financing, those customers’ ability to pay could be adversely impacted, which in turn could have a material adverse impact on our business, operating results and financial condition.

WE ARE EXPOSED TO FLUCTUATIONS IN CURRENCY EXCHANGE RATES THAT COULD NEGATIVELY IMPACT OUR FINANCIAL RESULTS AND CASH FLOWS

Because a significant portion of our business is conducted outside the United States, we face exposure to adverse movements in foreign currency exchange rates. These exposures may change over time as business practices evolve, and they could have a material adverse impact on our financial results and cash flows. Historically, our primary exposures have related to non-dollar-denominated sales in Japan, Canada, and Australia and certain non-dollar-denominated operating expenses in Europe, Latin America, and Asia, where we sell primarily in U.S. dollars. Additionally, we have exposures to emerging market currencies, which can have extreme currency volatility. An increase in the value of the dollar could increase the real cost to our customers of our products in those markets outside the United States where we sell in dollars, and a weakened dollar could increase the cost of local operating expenses and procurement of raw materials to the extent that we must purchase components in foreign currencies.

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

ADVERSE RESOLUTION OF LITIGATION OR GOVERNMENTAL INVESTIGATIONS MAY HARM OUR OPERATING RESULTS OR FINANCIAL CONDITION

We are a party to lawsuits in the normal course of our business. Litigation can be expensive, lengthy, and disruptive to normal business operations. Moreover, the results of complex legal proceedings are difficult to predict. In addition, Brazilian authorities are investigating certain employees of our Brazilian subsidiary and certain employees of a Brazilian importer of our products relating to the allegation of evading import taxes and other alleged improper transactions involving the subsidiary and the importer. We are conducting a thorough review of the matter. To date, the Brazilian authorities have not asserted a claim against us. An unfavorable resolution of a particular lawsuit or governmental investigation could have a material adverse effect on our business, operating results, or financial condition. For additional information regarding certain of the matters in which we are involved, see Item 1, “Legal Proceedings,” contained in Part II of this report.

CHANGES IN OUR PROVISION FOR INCOME TAXES OR ADVERSE OUTCOMES RESULTING FROM EXAMINATION OF OUR INCOME TAX RETURNS COULD ADVERSELY AFFECT OUR RESULTS

Our provision for income taxes is subject to volatility and could be adversely affected by earnings being lower than anticipated in countries which have lower tax rates and higher than anticipated in countries which have higher tax rates; by changes in the valuation of our deferred tax assets and liabilities; by expiration of or lapses in the R&D tax credit laws; by transfer pricing adjustments including the post-acquisition integration of purchased intangible assets from certain acquisitions into our intercompany R&D cost sharing arrangement; by tax effects of share-based compensation; by costs related to intercompany restructurings; or by changes in tax laws, regulations, accounting principles, including accounting for uncertain tax positions, or interpretations thereof. Significant judgment will be required to determine the recognition and measurement attribute prescribed in FIN 48. In addition, FIN 48 applies to all income tax positions, including the potential recovery of previously paid taxes, which if settled unfavorably could adversely impact our provision for income taxes or additional paid-in capital. Further, as a result of certain of our ongoing employment and capital investment actions and commitments, our income in certain countries is subject to reduced tax rates, and in some cases is wholly exempt from tax. Our failure to meet these commitments could adversely impact our provision for income taxes. In addition, we are subject to the continuous examination of our income tax returns by the Internal Revenue Service and other tax authorities. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes. There can be no assurance that the outcomes from these continuous examinations will not have an adverse effect on our operating results and financial condition.

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

We maintain an investment portfolio of various holdings, types, and maturities. These securities are generally classified as available-for-sale and, consequently, are recorded on our Consolidated Balance Sheets at fair value with unrealized gains or losses reported as a separate component of accumulated other comprehensive income, net of tax. Part of this portfolio includes equity investments in publicly traded companies, the values of which are subject to market price volatility to the extent unhedged. If the public equities market declines, we may recognize in earnings the decline in fair value of our publicly traded equity investments below the cost basis when the decline is judged to be other-than-temporary. For information regarding the sensitivity of and risks associated with the market value of portfolio investments and interest rates, refer to the section titled “Quantitative and Qualitative Disclosures About Market Risk” included in this report and in our Annual Report on Form 10-K for the year ended July 28, 2007. Our investments in private companies are subject to risk of loss of investment capital. These investments are inherently risky because the markets for the technologies or products they have under development are typically in the early stages and may never materialize. We could lose our entire investment in these companies.

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

WE ARE REQUIRED TO RECOGNIZE EXPENSE FOR SHARE-BASED COMPENSATION, AND THERE IS NO ASSURANCE THAT THE EXPENSE THAT WE ARE REQUIRED TO RECOGNIZE MEASURES ACCURATELY THE VALUE OF OUR SHARE-BASED PAYMENT AWARDS, AND THE RECOGNITION OF THIS EXPENSE COULD CAUSE THE TRADING PRICE OF OUR COMMON STOCK TO DECLINE

On July 31, 2005, we adopted SFAS 123(R), which requires the measurement and recognition of compensation expense for all share-based compensation based on estimated fair values. As a result, starting with fiscal 2006, our operating results contain a charge for share-based compensation expense. This charge is in addition to share-based compensation expense we recognized prior to fiscal 2006 related to acquisitions and investments. The application of SFAS 123(R) requires the use of an option-pricing model to determine the fair value of share-based payment awards. This determination of fair value is affected by our stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, our expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviors. Option-pricing models were developed for use in estimating the value of traded options that have no vesting or hedging restrictions and are fully transferable. Because our employee stock options have certain characteristics that are significantly different from traded options, and because changes in the subjective assumptions can materially affect the estimated value, in management’s opinion the existing valuation models may not provide an accurate measure of the fair value of our employee stock options. Although the fair value of employee stock options is determined in accordance with SFAS 123(R) and SAB 107 using an option-pricing model, that value may not be indicative of the fair value observed in a willing buyer/willing seller market transaction.

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

We have issued senior unsecured notes in an aggregate principal amount of $6.5 billion that mature at specific dates in 2009, 2011 and 2016. The notes that mature in 2009 bear floating-rate interest payable quarterly while the notes that mature in 2011 and 2016 bear fixed-rate interest payable semi-annually. We have entered into certain interest rate swaps to, in effect, convert the interest rates of the fixed interest notes into floating-rates based on LIBOR. Higher short-term interest rates would accordingly result in increased interest expense. While we presently mitigate this risk by investing a portion of our interest-bearing assets in instruments with similar interest rate characteristics as the swapped debt, there can be no assurance that we will maintain a matched portfolio in the future. The instruments governing the notes contain certain covenants applicable to us and our subsidiaries that may adversely affect our ability to incur certain liens or engage in certain types of sale and leaseback transactions. We had not previously undertaken substantial amounts of debt for borrowed money. There can be no assurance that our incurrence of this debt will be a better means of providing liquidity to us than would our use of our existing cash resources, including cash currently held offshore. Further, we cannot be assured that our maintenance of this indebtedness will not adversely affect our operating results or financial condition. In addition, changes by any rating agency to our credit rating can negatively impact the value and liquidity of both our debt and equity securities.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a)	None.

(b)	None.

(c)	Issuer Purchases of Equity Securities (in millions, except per-share amounts)

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (2)
July 29, 2007 to August 25, 2007	47	$30.41	47	$7,335
August 26, 2007 to September 22, 2007	22	$31.75	22	$6,657
September 23, 2007 to October 27, 2007	27	$32.42	27	$5,771

Total	96	$31.28	96

(1)	Includes approximately 400,000 shares repurchased to satisfy tax withholding obligations that arise on the vesting of shares of restricted stock and restricted stock units.
(2)

On September 13, 2001, we announced that our Board of Directors had authorized a stock repurchase program. As of October 27, 2007, our Board of Directors had authorized the repurchase of up to $52 billion of common stock under this program. During the first quarter of fiscal 2008, we repurchased and retired 96 million shares of our common stock at a weighted-average price of $31.28 per share for an aggregate purchase price of $3.0 billion. As of October 27, 2007, we had repurchased and retired 2.3 billion shares of our common stock at a weighted-average price of $19.89 per share for an aggregate purchase price of $46.2 billion since inception of the stock repurchase program, and the remaining authorized amount for stock repurchases under this program was $5.8 billion with no termination date. In addition, on November 15, 2007, our Board of Directors authorized the repurchase of up to an additional $10 billion of our common stock with no termination date.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

The following documents are filed as Exhibits to this report:

10.1	Credit Agreement dated as of August 17, 2007, by and among Cisco Systems, Inc. and Lenders party thereto, and Bank of America, N.A., as administration agent, swing line lender and an L/C issuer (incorporated by reference to Exhibit 10.1 of Form 8-K (File No. 000-18225) filed on August 17, 2007)

10.2	Cisco Systems, Inc. 2005 Stock Incentive Plan (including related forms of agreements) (incorporated by reference to Exhibit 10.1 of Form 8-K (File No. 000-18225 filed on November 19, 2007)

10.3	Cisco Systems, Inc. Employee Stock Purchase Plan

10.4	Cisco Systems, Inc. Executive Incentive Plan (incorporated by reference to Exhibit 10.2 of Form 8-K (File No. 000-18225) filed on November 19, 2007)

10.5	International Assignment Agreement dated as of November 19, 2007 by and between Cisco Systems, Inc. and Wim Elfrink

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32.1	Section 1350 Certification of Principal Executive Officer

32.2	Section 1350 Certification of Principal Financial Officer

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Cisco Systems, Inc.

Date:	November 19, 2007	By	/s/ Dennis D. Powell
Dennis D. Powell, Executive Vice President and Chief Financial Officer (Principal Financial Officer and duly authorized signatory)

EXHIBIT INDEX

EXHIBIT NO.
10.1	Credit Agreement dated as of August 17, 2007, by and among Cisco Systems, Inc. and Lenders party thereto, and Bank of America, N.A., as administration agent, swing line lender and an L/C issuer (incorporated by reference to Exhibit 10.1 of Form 8-K (File No. 000-18225) filed on August 17, 2007)

10.2	Cisco Systems, Inc. 2005 Stock Incentive Plan (including related forms of agreements) (incorporated by reference to Exhibit 10.1 of Form 8-K (File No. 000-18225 filed on November 19, 2007)

10.3	Cisco Systems, Inc. Employee Stock Purchase Plan

10.4	Cisco Systems, Inc. Executive Incentive Plan (incorporated by reference to Exhibit 10.2 of Form 8-K (File No. 000-18225) filed on November 19, 2007)

10.5	International Assignment Agreement dated as of November 19, 2007 by and between Cisco Systems, Inc. and Wim Elfrink

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32.1	Section 1350 Certification of Principal Executive Officer

32.2	Section 1350 Certification of Principal Financial Officer