Form 10-Q
period 2008-01-26
CISCO SYSTEMS INC
filed 2008-02-19
CIK 858877

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 26, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

As of February 14, 2008, 5,960,997,252 shares of the registrant’s common stock were outstanding.

Cisco Systems, Inc.

FORM 10-Q for the Quarter Ended January 26, 2008

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

CISCO SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in millions, except per-share amounts)

(Unaudited)

	Three Months Ended		Six Months Ended
	January 26, 2008	January 27, 2007	January 26, 2008	January 27, 2007
NET SALES:
Product	$8,245	$7,099	$16,260	$14,039
Service	1,586	1,340	3,125	2,584

Total net sales	9,831	8,439	19,385	16,623

COST OF SALES:
Product	2,882	2,544	5,705	5,043
Service	609	507	1,167	959

Total cost of sales	3,491	3,051	6,872	6,002

GROSS MARGIN	6,340	5,388	12,513	10,621

OPERATING EXPENSES:
Research and development	1,216	1,094	2,408	2,177
Sales and marketing	2,084	1,726	4,087	3,412
General and administrative	520	340	1,010	704
Amortization of purchased intangible assets	116	96	233	201
In-process research and development	—	2	3	6

Total operating expenses	3,936	3,258	7,741	6,500

OPERATING INCOME	2,404	2,130	4,772	4,121
Interest income, net	212	172	435	329
Other income, net	22	33	53	61

Interest and other income, net	234	205	488	390

INCOME BEFORE PROVISION FOR INCOME TAXES	2,638	2,335	5,260	4,511
Provision for income taxes	578	414	995	982

NET INCOME	$2,060	$1,921	$4,265	$3,529

Net income per share — basic	$0.34	$0.32	$0.71	$0.58

Net income per share — diluted	$0.33	$0.31	$0.68	$0.56

Shares used in per-share calculation — basic	6,010	6,057	6,049	6,060

Shares used in per-share calculation — diluted	6,202	6,291	6,273	6,255

See Notes to Consolidated Financial Statements.

CISCO SYSTEMS, INC.

CONSOLIDATED BALANCE SHEETS

(in millions, except par value)

(Unaudited)

	January 26, 2008	July 28, 2007
ASSETS
Current assets:
Cash and cash equivalents	$5,202	$3,728
Investments	17,491	18,538
Accounts receivable, net of allowance for doubtful accounts of $185 at January 26, 2008 and $166 at July 28, 2007	4,165	3,989
Inventories	1,267	1,322
Deferred tax assets	2,048	1,953
Prepaid expenses and other current assets	2,269	2,044

Total current assets	32,442	31,574

Property and equipment, net	3,973	3,893
Goodwill	12,390	12,121
Purchased intangible assets, net	2,338	2,540
Other assets	4,157	3,212

TOTAL ASSETS	$55,300	$53,340

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$763	$786
Income taxes payable	96	1,740
Accrued compensation	1,981	2,019
Deferred revenue	5,786	5,391
Other current liabilities	3,567	3,422

Total current liabilities	12,193	13,358

Long-term debt	6,851	6,408
Income taxes payable	791	—
Deferred revenue	2,197	1,646
Other long-term liabilities	375	438

Total liabilities	22,407	21,850

Minority interest	81	10
Shareholders’ equity:
Preferred stock, no par value: 5 shares authorized; none issued and outstanding	—	—
Common stock and additional paid-in capital, $0.001 par value: 20,000 shares authorized; 5,975 and 6,100 shares issued and outstanding at January 26, 2008 and July 28, 2007, respectively	32,773	30,687
Retained earnings (accumulated deficit)	(1,073)	231
Accumulated other comprehensive income	1,112	562

Total shareholders’ equity	32,812	31,480

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$55,300	$53,340

See Notes to Consolidated Financial Statements.

CISCO SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

(Unaudited)

	Six Months Ended
	January 26, 2008	January 27, 2007
Cash flows from operating activities:
Net income	$4,265	$3,529
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	878	690
Employee share-based compensation expense	499	472
Share-based compensation expense related to acquisitions and investments	45	19
Provision for doubtful accounts	29	—
Deferred income taxes	(632)	(66)
Excess tax benefits from share-based compensation	(338)	(428)
In-process research and development	3	6
Net gains and impairment charges on investments	(104)	(99)
Change in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(196)	395
Inventories	66	(271)
Prepaid expenses and other current assets	38	(39)
Lease receivables, net	(260)	(66)
Accounts payable	(33)	51
Income taxes payable and receivable	220	104
Accrued compensation	(38)	73
Deferred revenue	946	412
Other liabilities	144	147

Net cash provided by operating activities	5,532	4,929

Cash flows from investing activities:
Purchases of investments	(7,846)	(11,184)
Proceeds from sales and maturities of investments	9,453	7,762
Acquisition of property and equipment	(591)	(548)
Acquisition of businesses, net of cash and cash equivalents acquired	(385)	(166)
Change in investments in privately held companies	(55)	(76)
Other	(111)	(27)

Net cash provided by (used in) investing activities	465	(4,239)

Cash flows from financing activities:
Issuance of common stock	2,165	2,779
Repurchase of common stock	(7,120)	(4,781)
Excess tax benefits from share-based compensation	338	428
Other	94	21

Net cash used in financing activities	(4,523)	(1,553)

Net increase (decrease) in cash and cash equivalents	1,474	(863)
Cash and cash equivalents, beginning of period	3,728	3,297

Cash and cash equivalents, end of period	$5,202	$2,434

See Notes to Consolidated Financial Statements.

CISCO SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(in millions)

(Unaudited)

Six Months Ended January 27, 2007	Shares of Common Stock	Common Stock and Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income	Total Shareholders’ Equity
BALANCE AT JULY 29, 2006	6,059	$24,257	$(617)	$272	$23,912
Net income	—	—	3,529	—	3,529
Change in unrealized gains and losses on investments, net of tax	—	—	—	107	107
Other	—	—	—	41	41

Comprehensive income					3,677

Issuance of common stock	176	2,779	—	—	2,779
Repurchase of common stock	(187)	(786)	(3,995)	—	(4,781)
Tax benefits from employee stock incentive plans	—	503	—	—	503
Purchase acquisitions	—	3	—	—	3
Employee share-based compensation expense	—	470	—	—	470
Share-based compensation expense related to acquisitions and investments	—	19	—	—	19

BALANCE AT JANUARY 27, 2007	6,048	$27,245	$(1,083)	$420	$26,582

Six Months Ended January 26, 2008	Shares of Common Stock	Common Stock and Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income	Total Shareholders’ Equity
BALANCE AT JULY 28, 2007	6,100	$30,687	$231	$562	$31,480
Cumulative effect of adopting FIN 48	—	249	202	—	451

BALANCE AT JULY 29, 2007	6,100	30,936	433	562	31,931
Net income	—	—	4,265	—	4,265
Change in unrealized gains and losses on investments, net of tax	—	—	—	468	468
Other	—	—	—	82	82

Comprehensive income					4,815

Issuance of common stock	111	2,165	—	—	2,165
Repurchase of common stock	(236)	(1,249)	(5,771)	—	(7,020)
Tax benefits from employee stock incentive plans	—	368	—	—	368
Purchase acquisitions	—	9	—	—	9
Employee share-based compensation expense	—	499	—	—	499
Share-based compensation expense related to acquisitions and investments	—	45	—	—	45

BALANCE AT JANUARY 26, 2008	5,975	$32,773	$(1,073)	$1,112	$32,812

Supplemental Information

In September 2001, the Company’s Board of Directors authorized a stock repurchase program. As of January 26, 2008, the Company’s Board of Directors had authorized an aggregate repurchase of up to $62 billion of common stock under this program. For additional information regarding stock repurchases, see Note 9 to the Consolidated Financial Statements. The stock repurchases since the inception of this program and the related impact on shareholders’ equity are summarized in the table below (in millions):

	Shares of Common Stock	Common Stock and Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income	Total Shareholders’ Equity
Repurchases of common stock	2,463	$8,819	$41,410	$—	$50,229

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

The accompanying financial data as of January 26, 2008 and for the three and six months ended January 26, 2008 and January 27, 2007 has been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. The July 28, 2007 Consolidated Balance Sheet was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and the notes thereto, included in the Company’s Annual Report on Form 10-K for the fiscal year ended July 28, 2007.

In the opinion of management, all adjustments (which include normal recurring adjustments, except as disclosed herein) necessary to present a fair statement of financial position as of January 26, 2008, results of operations for the three months and six months ended January 26, 2008 and January 27, 2007, cash flows, and shareholders’ equity for the six months ended January 26, 2008 and January 27, 2007, as applicable, have been made. The results of operations for the three and six months ended January 26, 2008 are not necessarily indicative of the operating results for the full fiscal year or any future periods.

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

Statement of Financial Accounting Standards (SFAS) No. 128, “Earnings per Share,” requires that employee equity share options, unvested shares, and similar equity instruments granted by the Company be treated as potential common shares outstanding in computing diluted earnings per share. Diluted shares outstanding include the dilutive effect of in-the-money options which is calculated based on the average share price for each fiscal period using the treasury stock method. Under the treasury stock method, the amount the employee must pay for exercising stock options, the amount of compensation cost for future service that the Company has not yet recognized, and the amount of tax benefits that would be recorded in additional paid-in capital when the award becomes deductible are assumed to be used to repurchase shares.

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

Recent Accounting Pronouncements

SFAS 157

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework and gives guidance regarding the methods used for measuring fair value, and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is currently assessing the effect that SFAS 157 may have on its results of operations and financial position.

SFAS 159

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 is expected to expand the use of fair value accounting but does not affect existing standards which require certain assets or liabilities to be carried at fair value. The objective of SFAS 159 is to improve financial reporting by providing companies with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. Under SFAS 159, a company may choose, at specified election dates, to measure eligible items at fair value and report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. SFAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is currently assessing the effect that SFAS 159 may have on its results of operations and financial position.

SFAS 141(R) and SFAS 160

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141(R)”) and SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51” (“SFAS 160”). SFAS 141(R) will significantly change current practices regarding business combinations. Among the more significant changes, SFAS 141(R) expands the definition of a business and a business combination; requires the acquirer to recognize the assets acquired, liabilities assumed and noncontrolling interests (including goodwill), measured at fair value at the acquisition date; requires acquisition-related expenses and restructuring costs to be recognized separately from the business combination; requires assets acquired and liabilities assumed from contractual and non-contractual contingencies to be recognized at their acquisition-date fair values with subsequent changes recognized in earnings; and requires in-process research and development to be capitalized at fair value as an indefinite-lived intangible asset. SFAS 160 will change the accounting and reporting for minority interests, reporting them as equity separate from the parent entity’s equity, as well as requiring expanded disclosures. SFAS 141(R) and SFAS 160 are effective for financial statements issued for fiscal years beginning after December 15, 2008. The Company is currently assessing the impact that SFAS 141(R) and SFAS 160 will have on its results of operations and financial position.

3.	Business Combinations

Purchase Acquisitions

A summary of the purchase acquisitions for the six months ended January 26, 2008 is as follows (in millions):

	Purchase Consideration	In-Process R&D Expense	Purchased Intangible Assets	Goodwill
Navini Networks, Inc.	$276	$—	$108	$172
Securent Inc.	75	—	24	56
Other	48	3	11	27

Total	$399	$3	$143	$255

Under the terms of the definitive agreements, the purchase consideration related to the acquisitions completed during the six months ended January 26, 2008 consisted of cash and fully vested stock options assumed. The purchase consideration for the Company’s acquisitions is also allocated to tangible assets acquired and liabilities assumed. The Consolidated Financial Statements include the operating results of each business from the date of acquisition. Pro forma results of operations for the acquisitions completed during the six months ended January 26, 2008 have not been presented because the effects of the acquisitions, individually or in the aggregate, were not material to the Company’s financial results.

Purchased Intangible Assets and In-Process Research and Development

The following table presents the amortization of purchased intangible assets and in-process research and development (in millions):

	Three Months Ended		Six Months Ended
	January 26, 2008	January 27, 2007	January 26, 2008	January 27, 2007
Amortization of purchased intangible assets
Cost of sales	$61	$36	$122	$72
Operating expenses	116	96	233	201

Total	$177	$132	$355	$273

In-process research and development	$—	$2	$3	$6

The Company’s methodology for allocating the purchase price for purchase acquisitions to in-process research and development (“in-process R&D”) is determined through established valuation techniques. In-process R&D is expensed upon acquisition because technological feasibility has not been established and no future alternative uses exist.

The following table presents details of the purchased intangible assets acquired during the six months ended January 26, 2008 (in millions, except years):

	TECHNOLOGY		CUSTOMER RELATIONSHIPS		OTHER		TOTAL
	Weighted- Average Useful Life (in Years)	Amount	Weighted- Average Useful Life (in Years)	Amount	Weighted- Average Useful Life (in Years)	Amount	Amount
Navini Networks, Inc.	5.0	$95	4.0	$6	1.2	$7	$108
Securent Inc.	5.0	20	4.0	3	3.6	1	24
Other	4.1	11	—	—	—	—	11

Total		$126		$9		$8	$143

The following tables present details of the Company’s purchased intangible assets (in millions):

January 26, 2008	Gross	Accumulated Amortization	Net
Technology	$1,673	$(691)	$982
Customer relationships	1,821	(555)	1,266
Other	246	(156)	90

Total	$3,740	$(1,402)	$2,338

July 28, 2007	Gross	Accumulated Amortization	Net
Technology	$1,546	$(505)	$1,041
Customer relationships	1,812	(421)	1,391
Other	238	(130)	108

Total	$3,596	$(1,056)	$2,540

The estimated future amortization expense of purchased intangible assets as of January 26, 2008 is as follows (in millions):

Fiscal Year	Amount
2008 (remaining six months)	$338
2009	619
2010	502
2011	410
2012	274
Thereafter	195

Total	$2,338

Goodwill

The following table presents the changes in goodwill allocated to the Company’s reportable segments during the six months ended January 26, 2008 (in millions):

	Balance at July 28, 2007	Acquisitions	Other	Balance at January 26, 2008
United States and Canada	$9,017	$79	$1	$9,097
European Markets	1,525	72	13	1,610
Emerging Markets	361	44	—	405
Asia Pacific	420	59	—	479
Japan	798	1	—	799

Total	$12,121	$255	$14	$12,390

Compensation Expense Related to Acquisitions and Investments

The following table presents the compensation expense related to acquisitions and investments (in millions):

	Three Months Ended		Six Months Ended
	January 26, 2008	January 27, 2007	January 26, 2008	January 27, 2007
Share-based compensation expense	$21	$9	$45	$19
Cash compensation expense	13	18	28	29

Total	$34	$27	$73	$48

Share-Based Compensation Expense

As of January 26, 2008, the remaining balance of share-based compensation related to acquisitions and investments to be recognized over the vesting periods was approximately $289 million.

Cash Compensation Expense

In connection with the Company’s purchase acquisitions, asset purchases, and acquisitions of variable interest entities, the Company has agreed to pay certain additional amounts in cash contingent upon achieving certain agreed-upon technology, development, product, or other milestones; or continued employment of certain employees with the Company. In each case, any additional amounts paid will be recorded as compensation expense. As of January 26, 2008, the Company had remaining potential payments of up to $181 million pursuant to these agreements.

4.	Balance Sheet Details

The following tables provide details of selected balance sheet items (in millions):

	January 26, 2008	July 28, 2007
Inventories:
Raw materials	$146	$173
Work in process	58	45
Finished goods:
Distributor inventory and deferred cost of sales	502	544
Manufactured finished goods	318	314

Total finished goods	820	858

Service-related spares	203	211
Demonstration systems	40	35

Total	$1,267	$1,322

Property and equipment, net:
Land, buildings, and leasehold improvements	$4,159	$4,022
Computer equipment and related software	1,731	1,605
Production, engineering, and other equipment	4,550	4,264
Operating lease assets	190	181
Furniture and fixtures	414	394

	11,044	10,466

Less accumulated depreciation and amortization	(7,071)	(6,573)

Total	$3,973	$3,893

Other assets:
Deferred tax assets	$1,613	$1,060
Investments in privately held companies	666	643
Income tax receivable	—	277
Lease receivables, net	706	539
Interest rate swaps, long-term debt	361	—
Other	811	693

Total	$4,157	$3,212

Deferred revenue:
Service	$5,292	$4,840
Product:
Unrecognized revenue on product shipments and other deferred revenue	2,010	1,769
Cash receipts related to unrecognized revenue from two-tier distributors	681	428

Total product deferred revenue	2,691	2,197

Total	$7,983	$7,037

Reported as:
Current	$5,786	$5,391
Noncurrent	2,197	1,646

Total	$7,983	$7,037

5.	Lease Receivables, Net

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

	January 26, 2008	July 28, 2007
Gross lease receivables	$1,463	$1,140
Unearned income and other allowances	(275)	(212)

Total	$1,188	$928

Reported as:
Current	$482	$389
Noncurrent	706	539

Total	$1,188	$928

Contractual maturities of the gross lease receivables at January 26, 2008 were $320 million in the remaining six months of fiscal 2008, $506 million in fiscal 2009, $348 million in fiscal 2010, $190 million in fiscal 2011, and $99 million in fiscal 2012 and thereafter. Actual cash collections may differ from the contractual maturities due to early customer buyouts, refinancings, or defaults.

6.	Investments

The following tables summarize the Company’s investments (in millions):

January 26, 2008	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Fixed income securities:
U.S. government notes and bonds	$7,421	$215	$—	$7,636
Corporate notes, bonds, and asset-backed securities	8,299	99	(83)	8,315
Municipal notes and bonds	3	—	—	3

Total fixed income securities	15,723	314	(83)	15,954
Publicly traded equity securities	815	775	(53)	1,537

Total	$16,538	$1,089	$(136)	$17,491

July 28, 2007	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Fixed income securities:
U.S. government notes and bonds	$6,919	$29	$(8)	$6,940
Corporate notes, bonds, and asset-backed securities	8,765	7	(57)	8,715
Municipal notes and bonds	1,643	—	(1)	1,642

Total fixed income securities	17,327	36	(66)	17,297
Publicly traded equity securities	901	354	(14)	1,241

Total	$18,228	$390	$(80)	$18,538

The following table summarizes the maturities of the Company’s fixed income securities at January 26, 2008 (in millions):

	Amortized Cost	Fair Value
Less than 1 year	$5,754	$5,785
Due in 1 to 2 years	3,986	4,072
Due in 2 to 5 years	4,695	4,839
Due after 5 years	1,288	1,258

Total	$15,723	$15,954

Actual maturities may differ from the contractual maturities because borrowers may have the right to call or prepay certain obligations.

7.	Borrowings

Long-Term Debt

In February 2006, the Company issued $500 million of senior floating interest rate notes due 2009 (the “2009 Notes”), $3.0 billion of 5.25% senior notes due 2011 (the “2011 Notes”), and $3.0 billion of 5.50% senior notes due 2016 (the “2016 Notes”), for an aggregate principal amount of $6.5 billion. The following table summarizes the Company’s long-term debt (in millions, except percentages):

	January 26, 2008		July 28, 2007
	Amount	Effective Rate(1)	Amount	Effective Rate(1)
Senior notes:
Floating-rate notes, due 2009	$500	5.09%	$500	5.44%
5.25% fixed-rate notes, due 2011	3,000	5.21%	3,000	5.56%
5.50% fixed-rate notes, due 2016	3,000	5.44%	3,000	5.79%

Total senior notes	6,500		6,500

Other notes	5		5
Unamortized discount	(15)		(16)
Fair value adjustment	361		(81)

Total	$6,851		$6,408

(1)

The effective rates for the 2011 Notes and the 2016 Notes reflect the variable rate in effect as of the period end on the interest rate swaps designated as fair value hedges of those notes, including the amortization of the discount.

The 2011 Notes and the 2016 Notes are redeemable by the Company at any time, subject to a make-whole premium. To achieve its interest rate objectives, the Company entered into $6.0 billion notional amount of interest rate swaps. In effect, these swaps convert the fixed interest rates of the 2011 Notes and the 2016 Notes to floating interest rates based on the London Interbank Offered Rate (“LIBOR”). Gains and losses in the fair value of the interest rate swaps offset changes in the fair value of the underlying debt. The Company was in compliance with all debt covenants as of January 26, 2008.

Interest is payable quarterly on the 2009 Notes and semi-annually on the 2011 Notes and 2016 Notes. Interest expense, net of hedging, included in interest income, net, as well as cash paid for interest, are summarized as follows (in millions):

	Three Months Ended		Six Months Ended
	January 26, 2008	January 27, 2007	January 26, 2008	January 27, 2007
Interest expense	$91	$95	$187	$189
Cash paid for interest	$7	$7	$185	$173

Credit Facility

On August 17, 2007, the Company entered into a credit agreement with certain institutional lenders that provides for a $3.0 billion unsecured revolving credit facility that is scheduled to expire on August 17, 2012. Any advances under the credit agreement will accrue interest at rates that are equal to, based on certain conditions, either (i) the higher of the Federal Funds rate plus 0.50% or Bank of America’s “prime rate” as announced from time to time, or (ii) LIBOR plus a margin that is based on the Company’s senior debt credit ratings as published by Standard & Poor’s Ratings Services and Moody’s Investors Service, Inc. The credit agreement requires that the Company maintain an interest coverage ratio as defined in the agreement. As of January 26, 2008, the Company was in compliance with the required interest coverage ratio and the Company had not borrowed any funds under the credit facility. The Company may also, upon the agreement of either the then existing lenders or of additional lenders not currently parties to the agreement, increase the commitments under the credit facility up to a total of $5.0 billion, and/or extend the expiration date of the credit facility up to August 15, 2014.

8.	Commitments and Contingencies

Operating Leases

The Company leases office space in several U.S. locations. Outside the United States, larger sites include Australia, Belgium, Canada, China, France, Germany, India, Israel, Italy, Japan, and the United Kingdom. Future annual minimum lease payments under all non-cancelable operating leases with an initial term in excess of one year as of January 26, 2008 are as follows (in millions):

Fiscal Year	Amount
2008 (remaining six months)	$166
2009	223
2010	198
2011	161
2012	578
Thereafter	233

Total	$1,559

Purchase Commitments with Contract Manufacturers and Suppliers

The Company purchases components from a variety of suppliers and uses several contract manufacturers to provide manufacturing services for its products. During the normal course of business, in order to manage manufacturing lead times and help ensure adequate component supply, the Company enters into agreements with contract manufacturers and suppliers that either allow them to procure inventory based upon criteria as defined by the Company or that establish the parameters defining the Company’s requirements. In certain instances, these agreements allow the Company the option to cancel, reschedule, and adjust the Company’s requirements based on its business needs prior to firm orders being placed. Consequently, only a portion of the Company’s reported purchase commitments arising from these agreements are firm, non-cancelable, and unconditional commitments. As of January 26, 2008, the Company had total purchase commitments for inventory of $2.7 billion, compared with $2.6 billion as of July 28, 2007.

In addition to the above, the Company records a liability for firm, non-cancelable, and unconditional purchase commitments for quantities in excess of its future demand forecasts consistent with the valuation of the Company’s excess and obsolete inventory. As of January 26, 2008, the liability for these purchase commitments was $156 million, compared with $168 million as of July 28, 2007, and was included in other current liabilities.

Nuova Systems, Inc.

In fiscal 2007, the Company made an investment in Nuova Systems, Inc. (“Nuova”), which conducts research and development on data center-related products. This investment included $50 million of funding and a license to certain of the Company’s technology. As a result of this investment, the Company owns approximately 80% of Nuova and has consolidated the results of Nuova in its Consolidated Financial Statements beginning in the first quarter of fiscal 2007. Upon the occurrence of certain events, the Company has committed additional funding of up to $62 million, of which $20 million was funded during the three months ended January 26, 2008.

In connection with this investment, the Company and Nuova have entered into a call option agreement that provides the Company with the right to purchase the remaining interests of approximately 20% in Nuova. If the call option is exercised by the Company, the minority interest holders would be eligible to receive up to three milestone payments based on agreed-upon formulas. The exercise of the call option, if exercised, may occur in the second half of fiscal 2008. The amounts due under the milestone payments would be recognized by the Company as compensation expense when it is determined that the exercise of the call option is probable, which may be in advance of the exercise of the call option.

Compensation expense recorded for each quarter would be based on an estimate of the fair value of the amounts that could be earned by the minority interest holders pursuant to a vesting schedule at the end of each quarter. Subsequent changes to the fair value of the amounts probable of being earned and the continued vesting will result in adjustments to the recorded compensation expense. The potential amounts that could be recorded as compensation expense would be up to a maximum of $678 million and are expected to be paid during fiscal 2010 through fiscal 2012.

Other Commitments

As of January 26, 2008, the Company was party to an agreement to invest approximately $700 million in venture funds managed by SOFTBANK Corp. and its affiliates (“SOFTBANK”) that is required to be funded on demand. As of January 26, 2008 and July 28, 2007, the Company had invested $628 million and $616 million, respectively, in the venture funds pursuant to the commitment.

The Company also has certain other funding commitments related to its privately held investments that are based on the achievement of certain agreed-upon milestones. The remaining funding commitments were approximately $94 million as of January 26, 2008, compared with approximately $56 million as of July 28, 2007.

Variable Interest Entities

In the ordinary course of business, the Company has investments in privately held companies and provides financing to certain customers through its wholly owned subsidiaries, which may be considered to be variable interest entities. The Company has evaluated its investments in these privately held companies and customer financings and determined that there were no significant unconsolidated variable interest entities as of January 26, 2008.

Guarantees and Product Warranties

The following table summarizes the activity related to the product warranty liability during the six months ended January 26, 2008 and January 27, 2007 (in millions):

	Six Months Ended
	January 26, 2008	January 27 2007
Balance at beginning of period	$340	$309
Provision for warranties issued	247	256
Payments	(233)	(236)
Fair value of warranty liability acquired	3	—

Balance at end of period	$357	$329

The Company accrues for warranty costs as part of its cost of sales based on associated material product costs, labor costs for technical support staff, and associated overhead. The products sold are generally covered by a warranty for periods ranging from 90 days to five years, and for some products the Company provides a limited lifetime warranty.

The Company provides guarantees for various third party financing arrangements to channel partners and other customers which could be called upon in the event of non-payment to the third party. As of January 26, 2008, the total maximum potential future payments related to these guarantees was approximately $700 million, of which approximately $575 million was recorded as deferred revenue on the consolidated balance sheet in accordance with revenue recognition policies and FASB Interpretation No. 45 (“FIN 45”).

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

The Company’s remaining arrangements as of January 26, 2008 that were subject to recognition and disclosure requirements under FIN 45 were not material.

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

Foreign Currency Derivatives

The Company’s foreign exchange forward and option contracts are summarized as follows (in millions):

	January 26, 2008		July 28, 2007
	Notional Amount	Fair Value	Notional Amount	Fair Value
Forward contracts:
Purchased	$1,483	$(3)	$1,601	$1
Sold	$553	$10	$613	$(8)
Option contracts:
Purchased	$715	$24	$652	$24
Sold	$258	$(3)	$310	$(1)

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

Interest Rate Derivatives

The Company’s interest rate derivatives are summarized as follows (in millions):

	January 26, 2008		July 28, 2007
	Notional Amount	Fair Value	Notional Amount	Fair Value
Interest rate swaps, investments	$1,000	$(19)	$1,000	$29
Interest rate swaps, long-term debt	$6,000	$361	$6,000	$(81)

The Company’s primary objective for holding fixed income securities is to achieve an appropriate investment return consistent with preserving principal and managing risk. To realize these objectives, the Company may utilize interest rate swaps or other derivatives designated as fair value or cash flow hedges.

The Company has entered into $1.0 billion of interest rate swaps designated as fair value hedges of its investment portfolio. Under these interest rate swap contracts, the Company makes fixed-rate interest payments and receives interest payments based on LIBOR. The effect of these swaps is to convert fixed-rate returns to floating-rate returns based on LIBOR for a portion of the Company’s fixed income portfolio. The gains and losses related to changes in the value of the interest rate swaps are included in other income, net, and offset the changes in fair value of the underlying hedged investment. The fair values of the interest rate swaps designated as hedges of the Company’s investments are reflected in prepaid expenses and other current assets or other current liabilities.

In conjunction with its issuance of fixed-rate senior notes in February 2006, the Company entered into $6.0 billion of interest rate swaps designated as fair value hedges of the fixed-rate debt. Under these interest rate swap contracts, the Company receives fixed-rate interest payments and makes interest payments based on LIBOR. The effect of these swaps is to convert fixed-rate interest expense to floating-rate interest expense based on LIBOR. The gains and losses related to changes in the value of the interest rate swaps are included in other income, net, and offset the changes in fair value of the underlying debt. The fair values of the interest rate swaps designated as hedges of the Company’s long-term debt are reflected in other assets or other long-term liabilities.

Equity Derivatives

The Company’s equity derivatives are summarized as follows (in millions):

	January 26, 2008		July 28, 2007
	Notional Amount	Fair Value	Notional Amount	Fair Value
Forward sale agreements	$135	$21	$458	$1

The Company maintains a portfolio of publicly traded equity securities which are subject to price risk. The Company may hold equity securities for strategic purposes or to diversify the Company’s overall investment portfolio. To manage its exposure to changes in the fair value of certain equity securities, the Company may enter into equity derivatives, including forward sale and option agreements. As of January 26, 2008, the Company had entered into forward sale agreements on certain publicly traded equity securities designated as fair value hedges. The gains and losses due to changes in the value of the hedging instruments are included in other income, net, and offset the change in the fair value of the underlying hedged investment. The fair values of the equity derivatives are reflected in prepaid expenses and other current assets and other current liabilities.

Legal Proceedings

The Company and other defendants were subject to claims asserted by Telcordia Technologies, Inc. on July 16, 2004 in the Federal District Court for the District of Delaware alleging that various Cisco routers, switches and optical products infringed United States Patent Nos. 4,893,306, 4,835,763 and Re 36,633. Telcordia sought damages and injunctive relief. The Court ruled that, as a matter of law, the Company does not infringe Patent No. 4,893,306. After conclusion of a trial, on May 10, 2007, a jury found that infringement had occurred on the other patents and awarded damages in an amount that is not material to the Company. The Company has asked the Court to reverse the verdict as a matter of law, and if necessary, the Company intends to appeal the decision. Telcordia has asked the Court to enhance damages and award it attorneys’ fees and also has the right to appeal. The Company believes that the ultimate outcome of this matter and aggregate potential damages will not be material.

Brazilian authorities are investigating certain employees of the Company’s Brazilian subsidiary and certain employees of a Brazilian importer of the Company’s products relating to the allegation of evading import taxes and other alleged improper transactions involving the subsidiary and the importer. The Company is conducting a thorough review of the matter. To date, Brazilian authorities have not asserted a claim against the Company. The Company is unable to determine the likelihood of an unfavorable outcome on any potential claims against it or to reasonably estimate a range of loss, if any. In addition, the Company is investigating the allegations regarding improper transactions and has proactively communicated with the United States authorities to provide information and report on its findings.

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

Stock Repurchase Program

In September 2001, the Company’s Board of Directors authorized a stock repurchase program. As of January 26, 2008, the Company’s Board of Directors had authorized an aggregate repurchase of up to $62 billion of common stock under this program and the remaining authorized repurchase amount was $11.8 billion with no termination date. The stock repurchase activity under the stock repurchase program during the first six months of fiscal 2008 is summarized as follows (in millions, except per-share amounts):

Six Months Ended January 26, 2008	Shares Repurchased	Weighted- Average Price per Share	Amount Repurchased
Cumulative balance at July 28, 2007	2,228	$19.40	$43,229
Repurchase of common stock (1)	235	29.74	7,000

Cumulative balance at January 26, 2008	2,463	$20.39	$50,229

(1)	Excludes $100 million of stock repurchases which were transacted in the prior period but settled during fiscal 2008.

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

Other Repurchases of Common Stock

The Company also repurchases shares in settlement of employee tax withholding obligations due upon the vesting of restricted stock or stock units.

Comprehensive Income

The components of comprehensive income are as follows (in millions):

	Three Months Ended		Six Months Ended
	January 26, 2008	January 27, 2007	January 26, 2008	January 27, 2007
Net income	$2,060	$1,921	$4,265	$3,529
Other comprehensive income:
Change in unrealized gains and losses on investments, net of tax	(181)	30	539	109
Other (1)	2	41	82	41

Comprehensive income before minority interest	1,881	1,992	4,886	3,679
Change in minority interest (2)	50	6	(71)	(2)

Total	$1,931	$1,998	$4,815	$3,677

(1)	Includes primarily comprehensive income related to currency translation and derivative instruments.
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

Employee Stock Purchase Plan

The Company has an Employee Stock Purchase Plan, which includes its sub-plan, the International Employee Stock Purchase Plan (together, the “Purchase Plan”), under which 321.4 million shares of the Company’s stock have been reserved for issuance. Eligible employees may purchase a limited number of shares of the Company’s stock at a discount of up to 15% of the lesser of the market value on the subscription date or the purchase date, which is approximately six months after the subscription date. The Purchase Plan terminates on January 3, 2010. The Company issued 9 million shares under the Purchase Plan during the six months ended January 26, 2008, and 10 million shares under the Purchase Plan during the six months ended January 27, 2007. As of January 26, 2008, 73 million shares were available for issuance under the Purchase Plan.

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

2005 Plan

As amended on November 15, 2007, the maximum number of shares issuable under the 2005 Plan over its term is 559 million shares plus the amount of any shares underlying awards outstanding on November 15, 2007 under the 1996 Plan, the SA Acquisition Plan and the WebEx Acquisition Plan that are forfeited or are terminated for any other reason before being exercised or settled. This maximum number will be reduced by a ratio of 2.5 shares for each share awarded as stock grants or stock units. The 2005 Plan permits the granting of stock options, stock, stock units, and stock appreciation rights to employees (including employee directors and officers) and consultants of the Company and its subsidiaries and affiliates, and non-employee directors of the Company. Stock options granted under the 2005 Plan have an exercise price of at least 100% of the fair market value of the underlying stock on the grant date and expire no later than nine years from the grant date. The stock options will generally become exercisable for 20% of the option shares one year from the date of grant and then ratably over the following 48 months. Stock grants and stock units will generally vest with respect to 20% of the shares covered by the grant on each of the first through fifth anniversaries of the date of the grant. The Compensation and Management Development Committee of the Board of Directors has the discretion to use different vesting schedules. Stock appreciation rights may be awarded in combination with stock options or stock grants and such awards shall provide that the stock appreciation rights will not be exercisable unless the related stock options or stock grants are forfeited. Stock grants may be awarded in combination with non-statutory stock options, and such awards may provide that the stock grants will be forfeited in the event that the related non-statutory stock options are exercised.

1996 Plan

The 1996 Plan expired on December 31, 2006, and the Company can no longer make equity awards under the 1996 Plan. The maximum number of shares issuable over the term of the 1996 Plan was 2.5 billion shares. Stock options granted under the 1996 Plan have an exercise price of at least 100% of the fair market value of the underlying stock on the grant date and expire no later than nine years from the grant date. The stock options generally become exercisable for 20% or 25% of the option shares one year from the date of grant and then ratably over the following 48 or 36 months, respectively. Certain other grants have utilized a 60-month ratable vesting schedule. In addition, the Board of Directors, or other committees administering the plan, have the discretion to use a different vesting schedule and have done so from time to time.

Supplemental Plan

The Supplemental Plan expired on December 31, 2007 and the Company can no longer make equity awards under the Supplemental Plan. Officers and members of the Company’s Board of Directors were not eligible to participate in the Supplemental Plan. Nine million shares were reserved for issuance under the Supplemental Plan.

Acquisition Plans

In connection with the Company’s acquisitions of Scientific-Atlanta, Inc. (“Scientific-Atlanta”) and WebEx Communications, Inc. (“WebEx”), the Company adopted the SA Acquisition Plan and the WebEx Acquisition Plan, respectively, each effective upon completion of the applicable acquisition. These plans constitute assumptions, amendments, restatements, and renamings of the 2003 Long-Term Incentive Plan of Scientific-Atlanta and the WebEx Communications, Inc. Amended and Restated 2000 Stock Incentive Plan, respectively. The plans permit the grant of stock options, stock, stock units, and stock appreciation rights to certain employees of the Company and its subsidiaries and affiliates who had been employed by Scientific-Atlanta or its subsidiaries or WebEx or its subsidiaries, as applicable. As a result of the shareholder approval of the amendment and extension of the 2005 Plan, as of November 15, 2007, the Company will no longer make stock option grants or direct share issuances under either the SA Acquisition Plan or the WebEx Acquisition Plan.

Dilutive Effect of Stock Options

Weighted-average basic and diluted shares outstanding for the six months ended January 26, 2008 were 6.0 billion shares and 6.3 billion shares, respectively. For the six months ended January 26, 2008, the dilutive effect of in-the-money employee stock options was approximately 222 million shares or 3.7% of the basic shares outstanding based on the Company’s average share price of $29.86.

The following table illustrates grant dilution computed based on net options granted as a percentage of shares of common stock outstanding at period end (in millions, except percentages):

	Six Months Ended
	January 26, 2008	January 27, 2007
Shares of common stock outstanding	5,975	6,048

Granted and assumed	143	164
Canceled/forfeited/expired	(31)	(28)

Net stock options granted	112	136

Grant dilution	1.9%	2.2%

General Share-Based Award Information

A summary of share-based award activity is as follows (in millions, except per-share amounts):

		STOCK OPTIONS OUTSTANDING
	Share-Based Awards Available for Grant	Number Outstanding	Weighted- Average Exercise Price per Share
BALANCE AT JULY 29, 2006	464	1,446	$25.08
Granted and assumed	(206)	206	23.32
Exercised	—	(309)	16.00
Canceled/forfeited/expired	19	(54)	34.04
Restricted stock and other share-based awards, excluding stock options	(7)	—	—
Additional shares reserved	24	—	—

BALANCE AT JULY 28, 2007	294	1,289	$26.60
Granted and assumed	(143)	143	31.90
Exercised (1)	—	(102)	19.29
Canceled/forfeited/expired	7	(31)	35.84
Restricted stock and other share-based awards, excluding stock options (2)	(11)	—	—
Additional shares reserved	211	—	—

BALANCE AT JANUARY 26, 2008	358	1,299	$27.54

(1)	The total pretax intrinsic value of stock options exercised during the six months ended January 26, 2008 was $1.2 billion.
(2)

Amounts represent restricted stock and other share-based awards granted and assumed. The Company had total shares of restricted stock and restricted stock units outstanding of 15 million and 11 million as of January 26, 2008 and July 28, 2007, respectively. Share-based awards available for grant are reduced by a ratio of 2.5 shares for each share awarded as stock grants or pursuant to stock units from the 2005 Plan subsequent to November 15, 2007.

The following table summarizes significant ranges of outstanding and exercisable options as of January 26, 2008 (in millions, except years and per-share amounts):

	STOCK OPTIONS OUTSTANDING				STOCK OPTIONS EXERCISABLE
Range of Exercise Prices	Number Outstanding	Weighted- Average Remaining Contractual Life (in Years)	Weighted- Average Exercise Price per Share	Aggregate Intrinsic Value	Number Exercisable	Weighted- Average Exercise Price per Share	Aggregate Intrinsic Value
$ 0.01 – 15.00	104	4.14	$11.10	$1,369	89	$11.18	$1,133
15.01 – 18.00	205	5.42	17.28	1,418	121	16.91	878
18.01 – 20.00	274	5.03	19.22	1,365	187	19.21	932
20.01 – 25.00	226	6.37	22.41	405	101	21.96	227
25.01 – 30.00	92	3.68	26.96	—	57	26.93	—
30.01 – 35.00	138	8.23	32.16	—	7	32.22	—
35.01 – 50.00	24	1.21	40.03	—	24	40.03	—
50.01 – 72.56	236	1.41	54.49	—	236	54.49	—

Total	1,299	4.77	$27.54	$4,557	822	$29.72	$3,170

The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based on the Company’s closing stock price of $24.20 as of January 25, 2008, which would have been received by the option holders had those option holders exercised their options as of that date. The total number of in-the-money stock options exercisable as of January 26, 2008 was 495 million. As of July 28, 2007, 829 million outstanding stock options were exercisable and the weighted-average exercise price was $30.13.

Valuation and Expense Information Under SFAS 123(R)

Share-based compensation expense recognized under Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment”, (“SFAS 123(R)”) consists primarily of expenses for employee stock options, employee stock purchase rights, employee restricted stock and employee restricted stock units. The following table summarizes share-based compensation expense as follows (in millions):

	Three Months Ended		Six Months Ended
	January 26, 2008	January 27, 2007	January 26, 2008	January 27, 2007
Cost of sales—product	$11	$12	$20	$23
Cost of sales—service	30	30	53	54

Employee share-based compensation expense in cost of sales	41	42	73	77

Research and development	81	74	146	148
Sales and marketing	111	99	210	193
General and administrative	40	32	70	54

Employee share-based compensation expense in operating expenses	232	205	426	395

Total employee share-based compensation expense (1)(2) (3)	$273	$247	$499	$472

(1)

As of January 26, 2008, total compensation cost related to unvested share-based awards including share-based compensation relating to acquisitions and investments, not yet recognized was $3.9 billion, which is expected to be recognized over approximately 4 years on a weighted-average basis.

(2)

Share-based compensation expense of $21 million and $45 million related to acquisitions and investments for the three and six months ended January 26, 2008, respectively, and $9 million and $19 million for the three and six months ended January 27, 2007, respectively, is disclosed in Note 3 and is not included in the above table.

(3)

The income tax benefit for share-based compensation expense was $86 million and $160 million for the three and six months ended January 26, 2008, respectively, and $105 million and $163 million for the three and six months ended January 27, 2007, respectively.

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

The weighted-average assumptions, using the lattice-binomial model, the weighted-average expected life and estimated value of employee stock options are summarized as follows:

	Three Months Ended		Six Months Ended
	January 26, 2008	January 27, 2007	January 26, 2008	January 27, 2007
Employee stock options:
Expected volatility	34.7%	24.5%	30.8%	25.8%
Risk-free interest rate	3.8%	4.6%	4.4%	4.6%
Expected dividend	0.0%	0.0%	0.0%	0.0%
Kurtosis	4.6	4.6	4.6	4.5
Skewness	(0.79)	(0.80)	(0.80)	(0.80)

Weighted-average expected life (in years)	6.3	6.7	6.3	6.7
Weighted-average estimated value (per option share)	$9.00	$7.93	$9.87	$6.94

The weighted-average assumptions, using the lattice-binomial model, the weighted-average expected life and estimated value of employee stock purchase rights with subscription dates in the indicated periods are summarized as follows:

	Three Months Ended		Six Months Ended
	January 26, 2008	January 27, 2007	January 26, 2008	January 27, 2007
Employee stock purchase rights:
Expected volatility	33.0%	26.2%	33.0%	26.2%
Risk-free interest rate	3.3%	5.1%	3.3%	5.1%
Expected dividend	0.0%	0.0%	0.0%	0.0%

Weighted-average expected life (in years)	0.5	0.5	0.5	0.5
Weighted-average estimated value (per share)	$6.58	$6.45	$6.58	$6.45

The determination of the fair value of share-based payment awards on the date of grant using an option-pricing model is impacted by the Company’s stock price as well as assumptions regarding a number of highly complex and subjective variables. The weighted-average assumptions were determined as follows:

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

11.	Income Taxes

The following table provides details of income taxes (in millions, except percentages):

	Three Months Ended		Six Months Ended
	January 26, 2008	January 27, 2007	January 26, 2008	January 27, 2007
Effective tax rate	21.9%	17.7%	18.9%	21.8%
Cash paid for income taxes	$888	$487	$1,402	$959

On July 29, 2007, the Company adopted FIN 48 which prescribes a comprehensive model for the financial statement recognition, measurement, classification and disclosure of uncertain tax positions. As a result of the adoption of FIN 48, the Company reduced the liability for net unrecognized tax benefits by $451 million, and accounted for this as a cumulative effect of a change in accounting principle that was recorded as an increase to retained earnings of $202 million and an increase to additional paid-in capital of $249 million. The total amount of gross unrecognized tax benefits as of the date of adoption was $3.3 billion, of which $2.9 billion would affect the effective tax rate if realized. The Company historically classified liabilities for unrecognized tax benefits in current income taxes payable. In implementing FIN 48, the Company has reclassified liabilities for unrecognized tax benefits for which the Company does not anticipate payment or receipt of cash within one year to long-term income taxes payable. In addition, the Company reclassified the income tax receivable to income taxes payable.

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

As a result of the settlement of certain tax matters with the IRS during the first quarter of fiscal 2008, the amount of gross unrecognized tax benefits was reduced by approximately $1.0 billion. The total amount of gross unrecognized tax benefits was $2.3 billion as of January 26, 2008, of which $1.9 billion would affect the effective tax rate if realized. The Company’s policy to include interest and penalties related to income taxes, including unrecognized tax benefits, within the provision for income taxes did not change as a result of implementing FIN 48. As of the date of adoption of FIN 48, the Company had accrued $183 million in income taxes payable for the payment of interest and penalties. As a result of the IRS settlement, the Company reduced the amount of accrued interest by $39 million in the first quarter of fiscal 2008. Although timing of the resolution of audits is highly uncertain, the Company does not believe it is reasonably possible that the total amounts of unrecognized tax benefits will materially change in the next 12 months.

In December 2006, the Tax Relief and Health Care Act of 2006 retroactively reinstated the U.S. federal R&D tax credit, which was made available for R&D expenses incurred beginning after December 31, 2005 and before January 1, 2008. As a result, the tax provision rate for the three and six months ended January 27, 2007 included the effect of a tax benefit related to the reinstatement of the U.S. federal R&D tax credit which was attributable to R&D expenses incurred after December 31, 2005 through January 27, 2007, of which a tax benefit of $60 million related to fiscal 2006 R&D expenses. In addition, the tax provision rate for the three and six months ended January 26, 2008 included a benefit related to the U.S. federal R&D tax credit which was attributable to R&D expenses incurred from July 29, 2007 through December 31, 2007, as applicable.

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

The Company conducts business globally and is primarily managed on a geographic basis. The Company’s management makes financial decisions and allocates resources based on the information it receives from its internal management system. Sales are attributed to a geographic theater based on the ordering location of the customer. During the first quarter of fiscal 2008, the Company enhanced its methodology for attributing certain revenue transactions including revenue deferrals, and the associated cost of sales, to each geographic theater and revised the information utilized by the Company’s chief operating decision maker (CODM). As a result, the Company has reclassified prior period net sales and gross margin amounts by theater to conform to the current period’s presentation.

The Company does not allocate research and development, sales and marketing, or general and administrative expenses to its geographic theaters in this internal management system because management does not use the information to measure the performance of the operating segments. In addition, the Company does not allocate amortization of purchased intangible assets, share-based compensation expense, and the effects of purchase accounting adjustments to inventory to the gross margin for each theater because management also does not use the information to measure the performance of the operating segments.

Summarized financial information by theater for three and six months ended January 26, 2008 and January 27, 2007 based on the Company’s internal management system and as utilized by the CODM, is as follows (in millions):

	Three Months Ended		Six Months Ended
	January 26, 2008	January 27, 2007	January 26, 2008	January 27, 2007
Net sales:
United States and Canada (1)	$5,247	$4,608	$10,746	$9,297
European Markets	1,983	1,843	3,889	3,471
Emerging Markets	1,225	803	2,092	1,531
Asia Pacific	1,048	881	2,025	1,668
Japan	328	304	633	656

Total	$9,831	$8,439	$19,385	$16,623

Gross margin:
United States and Canada	$3,468	$2,971	$7,141	$5,988
European Markets	1,301	1,202	2,545	2,290
Emerging Markets	763	510	1,258	980
Asia Pacific	679	573	1,315	1,062
Japan	231	210	449	450

Theater total	6,442	5,466	12,708	10,770

Unallocated corporate items (2)	(102)	(78)	(195)	(149)

Total	$6,340	$5,388	$12,513	$10,621

(1)

Net sales in the United States were $5.0 billion and $4.4 billion for the three months ended January 26, 2008 and January 27, 2007, respectively. Net sales in the United States were $10.2 billion and $8.8 billion for the six months ended January 26, 2008 and January 27, 2007, respectively.

(2)

The unallocated corporate items for the three and six months ended January 26, 2008 and January 27, 2007 include the effects of amortization of purchased intangible assets and share-based compensation expense.

The following table presents net sales for groups of similar products and services (in millions):

	Three Months Ended		Six Months Ended
	January 26, 2008	January 27, 2007	January 26, 2008	January 27, 2007
Net sales:
Routers	$1,969	$1,674	$3,853	$3,269
Switches	3,349	3,013	6,629	6,043
Advanced technologies	2,404	1,930	4,763	3,790
Other	523	482	1,015	937

Product	8,245	7,099	16,260	14,039
Service	1,586	1,340	3,125	2,584

Total	$9,831	$8,439	$19,385	$16,623

The Company refers to some of its products and technologies as advanced technologies. As of January 26, 2008, the Company had identified the following advanced technologies for particular focus: application networking services, home networking, security, storage area networking, unified communications, video systems, and wireless technology. The Company continues to identify additional advanced technologies for focus and investment in the future, and the Company’s investments in some previously identified advanced technologies may be curtailed or eliminated depending on market developments.

The majority of the Company’s assets as of January 26, 2008 and July 28, 2007 were attributable to its U.S. operations. For the three and six months ended January 26, 2008 and January 27, 2007, no single customer accounted for 10% or more of the Company’s net sales.

Property and equipment information is based on the physical location of the assets. The following table presents property and equipment information for geographic areas (in millions):

	January 26, 2008	July 28, 2007
Property and equipment, net:
United States	$3,379	$3,340
International	594	553

Total	$3,973	$3,893

13.	Net Income per Share

The following table presents the calculation of basic and diluted net income per share (in millions, except per-share amounts):

	Three Months Ended		Six Months Ended
	January 26, 2008	January 27, 2007	January 26, 2008	January 27, 2007
Net income	$2,060	$1,921	$4,265	$3,529

Weighted-average shares — basic	6,010	6,057	6,049	6,060
Effect of dilutive potential common shares	192	234	224	195

Weighted-average shares — diluted	6,202	6,291	6,273	6,255

Net income per share — basic	$0.34	$0.32	$0.71	$0.58

Net income per share — diluted	$0.33	$0.31	$0.68	$0.56

Antidilutive employee stock options	456	475	397	537

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

Our results for the second quarter and first six months of fiscal 2008 reflected increases in net sales, net income, and net income per diluted share from the corresponding periods of fiscal 2007, as we continued to achieve balance in year-over-year revenue growth from our four largest geographic theaters, our customer markets, and our products and services. We believe this balance is attributable in part to the successful implementation of our strategy. Net income increased by 7% and 21% during the second quarter and first six months of fiscal 2008, respectively, compared with the corresponding periods of fiscal 2007, while net income per diluted share increased by 6% and 21% during the second quarter and first six months of fiscal 2008, respectively, compared with the corresponding periods of fiscal 2007. Our results for the first six months of fiscal 2008 included a net tax benefit of $162 million from a settlement of certain U.S. income tax matters which was recorded in the first quarter of fiscal 2008. Our results for the second quarter and first six months of fiscal 2007 included a tax benefit of $60 million from the reinstatement of the U.S. federal R&D tax credit relating to fiscal 2006 R&D expenses.

We observed a slower growth rate in our business during the latter part of the second quarter of fiscal 2008 and as we enter the second half of fiscal 2008, we see potentially unfavorable economic and market conditions that could result in reduced levels of information technology-related capital spending. These conditions could in turn adversely affect our operating results. However, we believe that our strategy and our ability to execute may enable us to improve our relative competitive position in difficult business conditions and may continue to provide long-term growth opportunities.

Revenue

Net sales increased by 16.5% and 16.6% during the second quarter and first six months of fiscal 2008, respectively, compared with the corresponding periods of fiscal 2007. Revenue increased in our four largest geographic theaters, and also increased in the service provider, commercial, and enterprise markets, in the second quarter and first six months of fiscal 2008 compared with the corresponding periods of fiscal 2007. We experienced improvement in the enterprise market in the United States during the second quarter of fiscal 2008, after some weakness within this market during the first quarter of fiscal 2008, compared with the corresponding periods in fiscal 2007. For our European Markets theater, the service provider market experienced weakness during the second quarter of fiscal 2008 compared with the corresponding period in fiscal 2007; however, for the first quarter fiscal 2008 compared with the first quarter of 2007, the net sales for the service provider market in our European Markets theater increased. We experienced a significant increase in revenue for the Emerging Markets theater during the second quarter of fiscal 2008 compared with the second quarter of fiscal 2007, due to higher shipments and recognition of previously deferred revenue. Net sales for the Emerging Markets theater may fluctuate in future periods due to the impact of revenue recognition-related factors.

The increase in our revenue also reflects balance across our products and services. The largest proportion of the increase in net product sales during the second quarter and first six months of fiscal 2008 was related to higher sales of advanced technologies. Sales of our advanced technologies, which represented a larger proportion of our net product sales than routing, increased by approximately 25% and 26% during the second quarter and first six months of fiscal 2008, respectively, due to strength in sales of our unified communications, video systems and storage products. The increase in our sales of advanced technologies reflects our balanced product portfolio and our efforts to constantly evolve into new markets and product adjacencies.

In the second quarter and first six months of fiscal 2008, we also experienced strength in sales of our routing products, led primarily by our high-end routers. The increase in switching revenue during both periods was led by higher sales of our fixed-configuration and modular switches. We also have been focused on expanding our service model. In the second quarter and first six months of fiscal 2008, our net service revenue increased by approximately 18% and 21%, respectively, compared with the corresponding periods of fiscal 2007. Our service and support strategy seeks to capitalize on increased globalization, and we believe this strategy, along with our architectural approach, has the potential to further differentiate us from competitors.

Operating Margin

In the second quarter and first six months of fiscal 2008, our gross margin percentage increased when compared with the corresponding periods of fiscal 2007. The increase was primarily due to lower manufacturing costs and higher shipment volume, partially offset by higher sales discounts, rebates, and product pricing. Operating expenses during the second quarter and first six months of fiscal 2008 increased in both absolute dollars and as a percentage of revenue as compared with the corresponding periods of fiscal 2007, primarily due to continued investments in headcount. In addition, unfavorable foreign currency exchange rates increased our operating expenses.

Other Financial Highlights

During the first six months of fiscal 2008, we generated cash flows from operations of $5.5 billion. Our cash and cash equivalents and investments were $22.7 billion at the end of the second quarter of fiscal 2008, compared with $22.3 billion at the end of fiscal 2007. We repurchased 235 million shares of our common stock during the first six months of 2008 for $7.0 billion. Days sales outstanding in accounts receivable (DSO) at the end of the second quarter of fiscal 2008 increased to 39 days, compared with 38 days at the end of fiscal 2007. Our inventory balance was $1.3 billion at the end of the second quarter of fiscal 2008 and at the end of fiscal 2007. Annualized inventory turns were 10.8 in the second quarter of fiscal 2008, compared with 10.3 in the fourth quarter of fiscal 2007. Our purchase commitments with contract manufacturers and suppliers were $2.7 billion at the end of the second quarter of fiscal 2008, compared with $2.6 billion at the end of fiscal 2007.

Focus Areas

We believe our growth was attributable to the continued deployment by customers of our end-to-end architecture and the convergence of data, voice, video, and mobility into IP networks, together with our differentiated strategy and execution. In addition, our balance across product areas, customer markets and geographic segments contributed to our growth and strong financial position. We believe that video applications, including IPTV, Cisco TelePresence, unified communications, physical security and other video products, have the potential to accelerate the growth of bandwidth demands and to increase loads on networks, which may require upgrades to existing networks.

The investments we have made and our architectural approach are based on the belief that collaboration and “Web 2.0,” the network technologies that enable user collaboration, including such technologies as unified communications and Cisco TelePresence, and the increased use of the network as the platform for all forms of communications and information technology will create new market opportunities for us. As part of the second major phase of the Internet, we believe the industry is evolving as both personal and business process collaboration enabled by networked Web 2.0 technologies help to increase innovation and productivity. We will endeavor to lead this market transition from products to processes and through internal adoption and utilization.

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

Contracts, Internet commerce agreements, and customer purchase orders are generally used to determine the existence of an arrangement. Shipping documents and customer acceptance, when applicable, are used to verify delivery. We assess whether the fee is fixed or determinable based on the payment terms associated with the transaction and whether the sales price is subject to refund or adjustment. We assess collectibility based primarily on the creditworthiness of the customer as determined by credit checks and analysis, as well as the customer’s payment history. When a sale involves multiple elements, such as sales of products that include services, the entire fee from the arrangement is allocated to each respective element based on its relative fair value and recognized when revenue recognition criteria for each element are met. The amount of product and service revenue recognized is affected by our judgment as to whether an arrangement includes multiple elements and, if so, whether vendor-specific objective evidence of fair value exists. Changes to the elements in an arrangement and our ability to establish vendor-specific objective evidence for those elements could affect the timing of the revenue recognition. Revenue deferrals relate to the timing of revenue recognition for specific transactions based on financing arrangements, service, support, and other factors. Financing arrangements may include sales-type and operating leases, loans, and guarantees of third-party financing. Our total deferred revenue for products was $2.7 billion and $2.2 billion as of January 26, 2008 and July 28, 2007, respectively. Technical support services revenue is deferred and recognized ratably over the period during which the services are to be performed, which is typically from one to three years. Advanced services revenue is recognized upon delivery or completion of performance. Our total deferred revenue for services was $5.3 billion and $4.8 billion as of January 26, 2008 and July 28, 2007, respectively.

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

Allowance for Doubtful Accounts and Sales Returns

Our accounts receivable balance, net of allowance for doubtful accounts, was $4.2 billion and $4.0 billion as of January 26, 2008 and July 28, 2007, respectively. The allowance for doubtful accounts was $185 million, or 4.3% of the gross accounts receivable balance, as of January 26, 2008, and $166 million, or 4.0% of the gross accounts receivable balance, as of July 28, 2007. The allowance is based on our assessment of the collectibility of customer accounts. We regularly review the allowance by considering factors such as historical experience, credit quality, age of the accounts receivable balances, and current economic conditions that may affect a customer’s ability to pay.

Our provision for doubtful accounts was $29 million for the first six months of fiscal 2008 and we had no provision for doubtful accounts for the first six months of fiscal 2007. If a major customer’s creditworthiness deteriorates, or if actual defaults are higher than our historical experience, or if other circumstances arise, our estimates of the recoverability of amounts due to us could be overstated, and additional allowances could be required, which could have an adverse impact on our revenue.

A reserve for future sales returns is established based on historical trends in product return rates. The reserve for future sales returns as of January 26, 2008 and July 28, 2007 was $79 million and $74 million, respectively, and was recorded as a reduction of our accounts receivable. If the actual future returns were to deviate from the historical data on which the reserve had been established, our revenue could be adversely affected.

Inventory Valuation and Liability for Purchase Commitments with Contract Manufacturers and Suppliers

Our inventory balance was $1.3 billion as of January 26, 2008 and July 28, 2007. Inventory is written down based on excess and obsolete inventories determined primarily by future demand forecasts. Inventory write-downs are measured as the difference between the cost of the inventory and market based upon assumptions about future demand, and are charged to the provision for inventory, which is a component of our cost of sales. At the point of the loss recognition, a new, lower cost basis for that inventory is established, and subsequent changes in facts and circumstances do not result in the restoration or increase in that newly established cost basis.

In addition, we record a liability for firm, non-cancelable, and unconditional purchase commitments with contract manufacturers and suppliers for quantities in excess of our future demand forecasts consistent with the valuation of our excess and obsolete inventory. As of January 26, 2008, the liability for these purchase commitments was $156 million, compared with $168 million as of July 28, 2007, and was included in other current liabilities.

Our provision for inventory was $70 million and $116 million for the first six months of fiscal 2008 and 2007, respectively. The provision for the liability related to purchase commitments with contract manufacturers and suppliers was not material for the first six months of fiscal 2008 or fiscal 2007. If there were to be a sudden and significant decrease in demand for our products, or if there were a higher incidence of inventory obsolescence because of rapidly changing technology and customer requirements, we could be required to increase our inventory write-downs and our liability for purchase commitments with contract manufacturers and suppliers, and our gross margin could be adversely affected. Inventory and supply chain management remain areas of focus as we balance the need to maintain supply chain flexibility to help ensure competitive lead times with the risk of inventory obsolescence.

Warranty Costs

The liability for product warranties, included in other current liabilities, was $357 million as of January 26, 2008, compared with $340 million as of July 28, 2007. See Note 8 to the Consolidated Financial Statements. Our products are generally covered by a warranty for periods ranging from 90 days to five years, and for some products we provide a limited lifetime warranty. We accrue for warranty costs as part of our cost of sales based on associated material costs, technical support labor costs, and associated overhead. Material cost is estimated based primarily upon historical trends in the volume of product returns within the warranty period and the cost to repair or replace the equipment. Technical support labor cost is estimated based primarily upon historical trends in the rate of customer cases and the cost to support the customer cases within the warranty period. Overhead cost is applied based on estimated time to support warranty activities.

The provision for product warranties issued during the first six months of fiscal 2008 and 2007 was $247 million and $256 million, respectively. If we experience an increase in warranty claims compared with our historical experience, or if the cost of servicing warranty claims is greater than expected, our gross margin could be adversely affected.

Share-Based Compensation Expense

Share-based compensation expense recognized under SFAS 123(R) was as follows (in millions):

	Three Months Ended		Six Months Ended
	January 26, 2008	January 27, 2007	January 26, 2008	January 27, 2007
Employee share-based compensation expense	$273	$247	$499	$472
Share-based compensation expense related to acquisitions and investments	21	9	45	19

Total	$294	$256	$544	$491

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

	Three Months Ended		Six Months Ended
	January 26, 2008	January 27, 2007	January 26, 2008	January 27, 2007
Weighted-average assumptions:
Expected volatility	34.7%	24.5%	30.8%	25.8%
Risk-free interest rate	3.8%	4.6%	4.4%	4.6%
Expected dividend	0.0%	0.0%	0.0%	0.0%
Kurtosis	4.6	4.6	4.6	4.5
Skewness	(0.79)	(0.80)	(0.80)	(0.80)

Weighted-average expected life (in years)	6.3	6.7	6.3	6.7

Weighted-average estimated value (per option share)	$9.00	$7.93	$9.87	$6.94

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

Investment Impairments

Our publicly traded equity securities are reflected in the Consolidated Balance Sheets at a fair value of $1.5 billion as of January 26, 2008, compared with $1.2 billion as of July 28, 2007. See Note 6 to the Consolidated Financial Statements. We recognize an impairment charge when the declines in the fair values of our publicly traded equity securities below their cost basis are judged to be other-than-temporary. The ultimate value realized on these equity securities, to the extent unhedged, is subject to market price volatility until they are sold. We consider various factors in determining whether we should recognize an impairment charge, including the length of time and extent to which the fair value has been less than our cost basis, the financial condition and near-term prospects of the investee, and our intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value. Our ongoing consideration of these factors could result in additional impairment charges in the future, which could adversely affect our net income. There were no impairment charges on investments in publicly held companies during the first six months of fiscal 2008 or fiscal 2007.

We also have investments in privately held companies, some of which are in the startup or development stages. As of January 26, 2008, our investments in privately held companies were $666 million, compared with $643 million as of July 28, 2007, and were included in other assets. See Note 4 to the Consolidated Financial Statements. We monitor these investments for impairment and make appropriate reductions in carrying values if we determine an impairment charge is required, based primarily on the financial condition and near-term prospects of these companies. These investments are inherently risky because the markets for the technologies or products these companies are developing are typically in the early stages and may never materialize. Our impairment charges on investments in privately held companies were not material during the first six months of either fiscal 2008 or fiscal 2007.

Goodwill Impairments

Our methodology for allocating the purchase price relating to purchase acquisitions is determined through established valuation techniques. Goodwill is measured as the excess of the cost of acquisition over the sum of the amounts assigned to tangible and identifiable intangible assets acquired less liabilities assumed. We perform goodwill impairment tests on an annual basis and between annual tests in certain circumstances for each reporting unit. The goodwill recorded in the Consolidated Balance Sheets as of January 26, 2008 and July 28, 2007 was $12.4 billion and $12.1 billion, respectively. In response to changes in industry and market conditions, we could be required to strategically realign our resources and consider restructuring, disposing of, or otherwise exiting businesses, which could result in an impairment of goodwill. There was no impairment of goodwill in the first six months of fiscal 2008 or fiscal 2007.

Income Taxes

We are subject to income taxes in both the United States and numerous foreign jurisdictions. Our effective tax rates differ from the statutory rate primarily due to the tax impact of foreign operations, R&D tax credits, state taxes, and tax audit settlements. The effective tax rate was 21.9% in the second quarter of fiscal 2008 and 18.9% for the first six months of fiscal 2008. The effective tax rate was 17.7% in the second quarter of fiscal 2007 and 21.8% for the first six months of fiscal 2007.

Effective at the beginning of the first quarter of 2008, we adopted Financial Interpretation No. 48, “Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109” (“FIN 48”), which is a change in accounting for income taxes. FIN 48 contains a two-step approach to recognizing and measuring uncertain tax positions accounted for in accordance with SFAS No. 109, “Accounting for Income Taxes.” The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon settlement. As a result of the implementation of FIN 48, we reduced the liability for net unrecognized tax benefits by $451 million, and accounted for the reduction as a cumulative effect of a change in accounting principle that resulted in an increase to retained earnings of $202 million and an increase to additional paid-in capital of $249 million. See Note 11 to the Consolidated Financial Statements for additional information.

Significant judgment is required in evaluating our uncertain tax positions and determining our provision for income taxes. Although we believe our reserves are reasonable, no assurance can be given that the final tax outcome of these matters will not be different from that which is reflected in our historical income tax provisions and accruals. We adjust these reserves in light of changing facts and circumstances, such as the closing of a tax audit or the refinement of an estimate. To the extent that the final tax outcome of these matters is different than the amounts recorded, such differences will affect the provision for income taxes in the period in which such determination is made. The provision for income taxes includes the effect of reserve provisions and changes to reserves that are considered appropriate, as well as the related net interest.

Significant judgment is also required in determining any valuation allowance recorded against deferred tax assets. In assessing the need for a valuation allowance, we consider all available evidence, including past operating results, estimates of future taxable income, and the feasibility of tax planning strategies. In the event that we change our determination as to the amount of deferred tax assets that can be realized, we will adjust our valuation allowance with a corresponding effect to the provision for income taxes in the period in which such determination is made.

Our provision for income taxes is subject to volatility and could be adversely impacted by earnings being lower than anticipated in countries that have lower tax rates and higher than anticipated in countries that have higher tax rates; by changes in the valuation of our deferred tax assets and liabilities; by expiration of or lapses in the R&D tax credit laws; by transfer pricing adjustments including the post-acquisition integration of purchased intangible assets from certain acquisitions into our intercompany R&D cost sharing arrangement; by tax effects of share-based compensation; by costs related to intercompany restructurings; or by changes in tax laws, regulations, accounting principles, including accounting for uncertain tax positions, or interpretations thereof. Significant judgment will be required to determine the recognition and measurement attribute prescribed in FIN 48. In addition, FIN 48 applies to all income tax positions, including the potential recovery of previously paid taxes, which if settled unfavorably could adversely affect our provision for income taxes or additional paid-in capital. Further, as a result of certain of our ongoing employment and capital investment actions and commitments, our income in certain countries is subject to reduced tax rates, and in some cases is wholly exempt from tax. Our failure to meet these commitments could adversely affect our provision for income taxes. In addition, we are subject to the continuous examination of our income tax returns by the Internal Revenue Service and other tax authorities. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes. There can be no assurance that the outcomes from these continuous examinations will not have an adverse impact on our operating results and financial condition.

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

Net Sales

The following table presents the breakdown of net sales between product and service revenue (in millions, except percentages):

	Three Months Ended				Six Months Ended
	January 26, 2008	January 27, 2007	Variance in Dollars	Variance in Percent	January 26, 2008	January 27, 2007	Variance in Dollars	Variance in Percent
Net sales:
Product	$8,245	$7,099	$1,146	16.1%	$16,260	$14,039	$2,221	15.8%
Service	1,586	1,340	246	18.4%	3,125	2,584	541	20.9%

Total	$9,831	$8,439	$1,392	16.5%	$19,385	$16,623	$2,762	16.6%

Net sales, which include product and service revenue, for each theater are summarized in the following table (in millions, except percentages):

	Three Months Ended				Six Months Ended
	January 26, 2008	January 27, 2007	Variance in Dollars	Variance in Percent	January 26, 2008	January 27, 2007	Variance in Dollars	Variance in Percent
Net sales:
United States and Canada	$5,247	$4,608	$639	13.9%	$10,746	$9,297	$1,449	15.6%
Percentage of net sales	53.3%	54.7%			55.4%	56.0%
European Markets	1,983	1,843	140	7.6%	3,889	3,471	418	12.0%
Percentage of net sales	20.2%	21.8%			20.1%	20.9%
Emerging Markets	1,225	803	422	52.6%	2,092	1,531	561	36.6%
Percentage of net sales	12.5%	9.5%			10.8%	9.2%
Asia Pacific	1,048	881	167	19.0%	2,025	1,668	357	21.4%
Percentage of net sales	10.7%	10.4%			10.4%	10.0%
Japan	328	304	24	7.9%	633	656	(23)	(3.5)%
Percentage of net sales	3.3%	3.6%			3.3%	3.9%

Total	$9,831	$8,439	$1,392	16.5%	$19,385	$16,623	$2,762	16.6%

For the second quarter and first six months of fiscal 2008, net product sales increased across our four largest geographic theaters, as we experienced increased information technology-related capital spending in our service provider, commercial, and enterprise markets. Our net product sales also benefited from our entry into new markets and the development of adjacent product offerings. During the first quarter of fiscal 2008, we enhanced our methodology for attributing certain revenue transactions including revenue deferrals, and the associated cost of sales, to each geographic theater. As a result, we have reclassified prior period net sales and net product sales by theater to conform to the current period’s presentation.

Net sales by theater in a particular period may be significantly impacted by a number of revenue recognition-related factors, including the complexity of transactions such as multiple element arrangements, the mix of financings provided to our channel partners and customers, and final acceptance of the product, system, or solution, among other factors. In addition, certain customers tend to make large and sporadic purchases and the net sales related to these transactions may also be affected by the timing of revenue recognition.

Net Product Sales by Theater

The following table presents the breakdown of net product sales by theater (in millions, except percentages):

	Three Months Ended				Six Months Ended
	January 26, 2008	January 27, 2007	Variance in Dollars	Variance in Percent	January 26, 2008	January 27, 2007	Variance in Dollars	Variance in Percent
Net product sales:
United States and Canada	$4,163	$3,670	$493	13.4%	$8,616	$7,483	$1,133	15.1%
Percentage of net product sales	50.5%	51.7%			53.0%	53.3%
European Markets	1,733	1,647	86	5.2%	3,388	3,089	299	9.7%
Percentage of net product sales	21.0%	23.2%			20.8%	22.0%
Emerging Markets	1,126	731	395	54.0%	1,902	1,398	504	36.1%
Percentage of net product sales	13.7%	10.3%			11.7%	10.0%
Asia Pacific	942	786	156	19.8%	1,808	1,489	319	21.4%
Percentage of net product sales	11.4%	11.1%			11.1%	10.6%
Japan	281	265	16	6.0%	546	580	(34)	(5.9)%
Percentage of net product sales	3.4%	3.7%			3.4%	4.1%

Total	$8,245	$7,099	$1,146	16.1%	$16,260	$14,039	$2,221	15.8%

United States and Canada

The increase in net product sales in the United States and Canada theater during the second quarter and first six months of fiscal 2008 compared with the corresponding periods of fiscal 2007 was primarily due to an increase in net product sales in the service provider and commercial markets. The service provider market experienced growth as increasing user demand for video and broadband and associated loads on networks led to increased investments by service providers. The commercial market, which includes net product sales from WebEx, experienced growth across all of the U.S. regional operations. We experienced improvement in the enterprise market in the United States during the second quarter of fiscal 2008, after some weakness within this market during the first quarter of fiscal 2008, compared with the corresponding periods in fiscal 2007. For the first six months of fiscal 2008, sales to the U.S. federal government increased compared with the corresponding period of fiscal 2007 due to strength in the first quarter of fiscal 2008.

European Markets

The increase in net product sales in the European Markets theater during the second quarter of fiscal 2008 compared with the second quarter of fiscal 2007 was led by the commercial and enterprise markets. We experienced weakness in our service provider market during the second quarter of fiscal 2008 compared with the second quarter of fiscal 2007; however, for the first quarter fiscal 2008 compared with the first quarter of fiscal 2007, the net sales for the service provider market increased. The increase in net product sales in the European Markets theater for the first six months of fiscal 2008 compared with the corresponding period of fiscal 2007 was due to balanced growth across our customer markets and most of our geographic areas.

Emerging Markets

During the second quarter of fiscal 2008, net product sales in the Emerging Markets theater also increased compared with the second quarter of fiscal 2007 due to increased shipments and recognition of previously deferred revenue. We experienced continued network deployment by service providers and growth in the enterprise and commercial markets, led by strength in the Middle East, as customers continue to adopt our architectural platform.

For the first six months of fiscal 2008, net product sales in the Emerging Markets theater increased compared with the corresponding period of fiscal 2007. However, during the first quarter of fiscal 2008, net product sales for the Emerging Markets theater were negatively impacted by the timing of revenue recognition and by reserves related to our credit exposures to a Brazilian importer of our products. The Emerging Markets theater had more revenue deferrals during the first quarter of fiscal 2008 compared with the first quarter of fiscal 2007 due to greater levels of financing arrangements, service, support, and other factors.

Certain of our customers in the Emerging Markets theater tend to make large and sporadic purchases and the net sales related to these transactions may also be affected by the timing of revenue recognition. Further, some customers may continue to require greater levels of financing arrangements, service, and support in future periods which may also impact the timing of recognition of the revenue for this theater. As a result, the net sales may continue to fluctuate from period to period and such changes may or may not be indicative of a trend in future revenue for this theater.

Asia Pacific

The increase in net product sales in the Asia Pacific theater during the second quarter and first six months of fiscal 2008 was attributable to the balanced growth in the enterprise, service provider, and commercial markets, with China and India experiencing strong growth during the second quarter and first six months of fiscal 2008.

Japan

Net product sales in the Japan theater were not material during the second quarter and first six months of fiscal 2008 and 2007.

Net Product Sales by Groups of Similar Products

The following table presents net sales for groups of similar products (in millions, except percentages):

	Three Months Ended				Six Months Ended
	January 26, 2008	January 27, 2007	Variance in Dollars	Variance in Percent	January 26, 2008	January 27, 2007	Variance in Dollars	Variance in Percent
Net product sales:
Routers	$1,969	$1,674	$295	17.6%	$3,853	$3,269	$584	17.9%
Percentage of net product sales	23.9%	23.6%			23.7%	23.3%
Switches	3,349	3,013	336	11.2%	6,629	6,043	586	9.7%
Percentage of net product sales	40.6%	42.4%			40.8%	43.0%
Advanced technologies	2,404	1,930	474	24.6%	4,763	3,790	973	25.7%
Percentage of net product sales	29.2%	27.2%			29.3%	27.0%
Other	523	482	41	8.5%	1,015	937	78	8.3%
Percentage of net product sales	6.3%	6.8%			6.2%	6.7%

Total	$8,245	$7,099	$1,146	16.1%	$16,260	$14,039	$2,221	15.8%

Routers

The increase in net product sales related to routers in the second quarter and first six months of fiscal 2008 compared with the corresponding periods of fiscal 2007 was primarily due to higher sales of our high-end routers, with strength in our Cisco CRS-1 Carrier Routing System, Cisco 7600 Series, and Cisco 12000 Series products. Sales of our high-end routers, which represent a larger proportion of our total router sales compared with midrange and low-end routers, increased by approximately $265 million and $520 million in the second quarter and first six months of fiscal 2008, respectively, compared with the corresponding periods of fiscal 2007. Our high-end router sales are primarily to service providers, which tend to make large and sporadic purchases. We believe that the increase in high-end router sales is attributable to service providers continuing to scale network capacity to accommodate actual and projected increases in data, voice and video traffic. During the second quarter and first six months of fiscal 2008, our sales of our integrated services routers (ISRs), which are included in the midrange and low-end routers, also increased and contributed to growth in sales of our advanced technologies products, such as security, unified communications, and wireless.

Switches

The increase in net product sales related to switches in the second quarter and first six months of fiscal 2008 was primarily due to higher sales of local-area network (LAN) fixed-configuration switches, which increased during the second quarter and first six months of fiscal 2008 by approximately $180 million and $495 million, respectively, compared with the corresponding periods of fiscal 2007. The increase in sales of LAN fixed-configuration switches was a result of the continued adoption by our customers of new technologies throughout their networks from the data center to the wiring closet, including Gigabit Ethernet, 10 Gigabit Ethernet, and Power over Ethernet, which leads to the higher sales of Cisco Catalyst 2960 and 3560 Series switches. Additionally, growth in advanced technologies such as unified communications and wireless LANs creates demand for LAN fixed-configuration infrastructure as additional endpoints are added to the network. After a slight decline in the first quarter of fiscal 2008 when compared with the corresponding period of fiscal 2007, net product sales related to our modular switches also experienced growth in the second quarter of fiscal 2008. Net product sales related to our modular switches increased by approximately $150 million during the second quarter of fiscal 2008 compared with the second quarter of fiscal 2007 primarily due to the increased sales of the high-end Cisco Catalyst 6500 Series switches.

Advanced Technologies

The increase in net product sales related to advanced technologies in the second quarter and first six months of fiscal 2008 compared with the corresponding periods of fiscal 2007 was due to the following:

•

Sales of unified communications increased by approximately $230 million and $490 million in the second quarter and first six months of fiscal 2008, respectively, primarily due to sales of IP phones and associated software as our customers continued to transition from an analog-based to an IP-based infrastructure, and also the addition of sales from the acquisition of WebEx.

•

Sales of video systems, which include solutions and systems designed to enable video-specific delivery systems for service providers, increased by approximately $125 million and $265 million in the second quarter and first six months of fiscal 2008, respectively. The increase was attributable to several factors, including an increase in the demand for high-definition (HD) set-top boxes, network upgrades, and international growth.

•

Sales of storage area networking products increased by approximately $35 million and $60 million in the second quarter and first six months of fiscal 2008, respectively. This increase was due to the continuing build-out of the Cisco MDS 9000 products in the data center.

•

Sales of security products increased by approximately $45 million and $95 million in the second quarter and first six months of fiscal 2008, respectively, primarily due to module and line card sales related to our routers and LAN switches as customers continued to emphasize network security, and also due to sales of our next-generation adaptive security appliance products, which integrate multiple technologies including virtual private network (VPN), firewall, and intrusion prevention services on one platform, and the addition of sales from the acquisition of IronPort.

•

Sales of application networking services increased by approximately $35 million and $65 million in the second quarter and first six months of fiscal 2008, respectively. The increase was due to higher demand from customers for WAN optimization solutions.

•

Sales of wireless LAN products increased by approximately $25 million during the second quarter and first six months of fiscal 2008, respectively, primarily due to new customers, continued deployments with existing customers, and customers’ adoption of our unified architecture platform.

•	Home networking product sales decreased by approximately $20 million and $30 million during the second quarter and first six months of fiscal 2008, respectively.

Other Product Revenue

The increase in other product revenue in the second quarter and first six months of fiscal 2008 compared with the corresponding periods of fiscal 2007 was primarily due to an increase in sales of optical networking products. Other product revenue also includes sales of emerging technology products.

Factors That May Impact Net Product Sales

Net product sales may continue to be affected by changes in the geopolitical environment and global economic conditions; challenges that are currently affecting economic conditions in the United States; competition, including price-focused competitors from Asia, especially China; new product introductions; sales cycles and product implementation cycles; changes in the mix of our customers between service provider and enterprise markets; changes in the mix of direct sales and indirect sales; variations in sales channels; and final acceptance criteria of the product, system, or solution as specified by the customer.

Sales to the service provider market have been characterized by large and sporadic purchases, especially relating to our router sales and sales of certain advanced technologies. In addition, service provider customers typically have longer implementation cycles, require a broader range of services, including network design services, and often have acceptance provisions that can lead to a delay in revenue recognition. Certain of our customers in the Emerging Markets theater also tend to make large and sporadic purchases and the net sales related to these transactions may similarly be affected by the timing of revenue recognition. As we focus on new market opportunities, customers may require greater levels of financing arrangements, service, and support, especially in the Emerging Markets theater, which may result in a delay in the timing of revenue recognition. To improve customer satisfaction, we continue to focus on managing our manufacturing lead-time performance, which may result in corresponding reductions in order backlog. A decline in backlog levels could result in more variability and less predictability in our quarter-to-quarter net sales and operating results.

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

Net Service Revenue

The increase in net service revenue during the second quarter and first six months of fiscal 2008 compared with the corresponding periods of fiscal 2007 was primarily due to increased technical support service contract initiations and renewals associated with higher product sales, which have resulted in a larger installed base of equipment being serviced, and increased revenue from advanced services, which relates to consulting support services for specific networking needs. The increase in advanced services revenue in the second quarter and first six months of fiscal 2008 compared with the corresponding periods of fiscal 2007 was attributable primarily to our revenue growth in the service provider market, the Emerging Markets theater, and advanced technologies products.

Gross Margin

The following table presents the gross margin for products and services (in millions, except percentages):

	Three Months Ended				Six Months Ended
	Amount		Percentage		Amount		Percentage
	January 26, 2008	January 27, 2007	January 26, 2008	January 27, 2007	January 26, 2008	January 27, 2007	January 26, 2008	January 27, 2007
Gross margin:
Product	$5,363	$4,555	65.0%	64.2%	$10,555	$8,996	64.9%	64.1%
Service	977	833	61.6%	62.2%	1,958	1,625	62.7%	62.9%

Total	$6,340	$5,388	64.5%	63.8%	$12,513	$10,621	64.5%	63.9%

The following table presents the gross margin for each theater (in millions, except percentages):

	Three Months Ended				Six Months Ended
	Amount		Percentage		Amount		Percentage
	January 26, 2008	January 27, 2007	January 26, 2008	January 27, 2007	January 26, 2008	January 27, 2007	January 26, 2008	January 27, 2007
Gross margin:
United States and Canada	$3,468	$2,971	66.1%	64.5%	$7,141	$5,988	66.5%	64.4%
European Markets	1,301	1,202	65.6%	65.2%	2,545	2,290	65.4%	66.0%
Emerging Markets	763	510	62.3%	63.5%	1,258	980	60.1%	64.0%
Asia Pacific	679	573	64.8%	65.0%	1,315	1,062	64.9%	63.7%
Japan	231	210	70.4%	69.1%	449	450	70.9%	68.6%

Theater Total	6,442	5,466	65.5%	64.8%	12,708	10,770	65.6%	64.8%

Unallocated corporate items	(102)	(78)			(195)	(149)

Total	$6,340	$5,388	64.5%	63.8%	$12,513	$10,621	64.5%	63.9%

During the first quarter of fiscal 2008, we enhanced our methodology for attributing certain revenue transactions including revenue deferrals, and the associated cost of sales to each geographic theater. As a result, we have reclassified prior period gross margin amounts by theater to conform to the current period’s presentation.

For the first six months of fiscal 2008, the decrease in the gross margin percentage for the Emerging Markets theater from the first six months of fiscal 2007 was due to reserves recorded relating to credit exposures to a Brazilian importer of our products, higher sales discounts, and the effect of revenue deferrals relating to financing arrangements, service, and support, which along with other factors, were partially offset by higher shipment volume and lower overall manufacturing costs.

The gross margin for each theater is derived from information from our internal management system. The gross margin percentage for a particular theater may fluctuate and period to period changes in such percentages may or may not be indicative of a trend for that theater.

Product Gross Margin

The increase in total product gross margin percentage during the second quarter of fiscal 2008 compared with the second quarter of fiscal 2007 was due to the following factors:

•

Lower overall manufacturing costs related to lower component costs and value engineering, partially offset by other manufacturing-related costs, increased product gross margin percentage by 2.4%. Value engineering is the process by which production costs are reduced through component redesign, board configuration, test processes, and transformation processes.

•	Higher shipment volume, net of certain variable costs, increased product gross margin percentage by 0.6%.

•	Changes in the mix of products sold increased product gross margin percentage by 0.4%.

•	Sales discounts, rebates and product pricing decreased product gross margin percentage by 2.3%.

•	Net effects of amortization of purchased intangible assets and share-based compensation expense decreased product gross margin percentage by 0.3%.

The increase in total product gross margin percentage during the first six months of fiscal 2008 compared with the first six months of fiscal 2007 was due to the following factors:

•	Lower overall manufacturing costs related to lower component costs and value engineering, partially offset by other manufacturing-related costs, increased product gross margin percentage by 1.7%.

•	Higher shipment volume, net of certain variable costs, increased product gross margin percentage by 0.6%.

•	Changes in the mix of products sold increased product gross margin percentage by 0.3%.

•	Sales discounts, rebates, and product pricing decreased product gross margin percentage by 1.6%.

•	Net effects of amortization of purchased intangible assets and share-based compensation expense decreased product gross margin percentage by 0.2%.

Product gross margin may continue to be adversely affected in the future by changes in the mix of products sold, including further periods of increased growth of some of our lower margin products; introduction of new products, including products with price-performance advantages; our ability to reduce production costs; entry into new markets, including markets with different pricing structures and cost structures, as a result of internal development or through acquisitions; changes in distribution channels; price competition, including competitors from Asia and especially China; changes in geographic mix; the timing of revenue recognition and revenue deferrals; sales discounts; increases in material or labor costs; excess inventory and obsolescence charges; warranty costs; changes in shipment volume; loss of cost savings due to changes in component pricing; effect of value engineering; inventory holding charges; and how well we execute on our strategy and operating plans.

Service Gross Margin

Our service gross margin percentage decreased slightly in the second quarter and first six months of fiscal 2008 compared with the corresponding periods of fiscal 2007 due primarily to advanced services. Our service gross margin from technical support services is higher than the service gross margin from our advanced services, and our revenue from advanced services may continue to increase to a higher proportion of total service revenue due to our continued focus on providing comprehensive support to our customers’ networking devices, applications, and infrastructures. Additionally, we have continued to invest in building out our technical support and advanced services capabilities in the Emerging Markets theater. Service gross margin will typically experience some variability over time due to various factors such as the change in mix between technical support services and advanced services, as well as the timing of technical support service contract initiations and renewals and the timing of our strategic investments in headcount and resources to support this business.

Research and Development, Sales and Marketing, and General and Administrative Expenses

Research and development (R&D), sales and marketing, and general and administrative (G&A) expenses are summarized in the following table (in millions, except percentages):

	Three Months Ended				Six Months Ended
	January 26, 2008	January 27, 2007	Variance in Dollars	Variance in Percent	January 26, 2008	January 27, 2007	Variance in Dollars	Variance in Percent
Research and development	$1,216	$1,094	$122	11.2%	$2,408	$2,177	$231	10.6%
Percentage of net sales	12.4%	13.0%			12.4%	13.1%
Sales and marketing	2,084	1,726	358	20.7%	4,087	3,412	675	19.8%
Percentage of net sales	21.2%	20.5%			21.1%	20.5%
General and administrative	520	340	180	52.9%	1,010	704	306	43.5%
Percentage of net sales	5.3%	4.0%			5.2%	4.2%

Total	$3,820	$3,160	$660	20.9%	$7,505	$6,293	$1,212	19.3%

Percentage of net sales	38.9%	37.4%			38.7%	37.9%

R&D expenses increased during the second quarter and first six months of fiscal 2008 compared with the corresponding periods of fiscal 2007 primarily due to higher headcount-related expenses, reflecting our continued investment in R&D efforts for routers, switches, advanced technologies, and other product technologies. During the second quarter and first six months of fiscal 2008, R&D expenses decreased as a percentage of revenue compared with the corresponding periods of fiscal 2007. We have also continued to purchase or license technology in order to bring a broad range of products to market in a timely fashion. If we believe that we are unable to enter a particular market in a timely manner with internally developed products, we may license technology from other businesses or acquire businesses as an alternative to internal R&D. All of our R&D costs have been expensed as incurred.

Sales and marketing expenses for the second quarter and first six months of fiscal 2008 increased compared with the corresponding periods of fiscal 2007 primarily due to an increase in sales expenses of approximately $300 million and $570 million, respectively. Sales expenses increased primarily due to an increase in headcount-related expenses.

G&A expenses for the second quarter and first six months of fiscal 2008 increased compared with the corresponding periods of fiscal 2007 primarily due to increased headcount-related expenses and increased information technology-related spending. In the first six months of fiscal 2007, G&A expenses included approximately $60 million of real estate-related charges.

Foreign currency fluctuations, net of hedging, increased total R&D, sales and marketing, and G&A expenses by approximately 3.0%

and 2.5% in the second quarter and first six months of fiscal 2008 compared with the corresponding periods of fiscal 2007.

Headcount

Our headcount increased by 2,552 employees during the first six months of fiscal 2008, reflecting the investment in sales and R&D described earlier and also reflecting increases in investments in our service business; and acquisitions. Our headcount is expected to increase, as we continue to invest in engineering and sales headcount. As a result, if we do not achieve the benefits anticipated from these investments, our operating results may be adversely affected.

Share-Based Compensation Expense

Employee share-based compensation expense under SFAS 123(R) was as follows (in millions):

	Three Months Ended		Six Months Ended
	January 26, 2008	January 27 2007	January 26, 2008	January 27, 2007
Cost of sales—product	$11	$12	$20	$23
Cost of sales—service	30	30	53	54

Employee share-based compensation expense in cost of sales	41	42	73	77

Research and development	81	74	146	148
Sales and marketing	111	99	210	193
General and administrative	40	32	70	54

Employee share-based compensation expense in operating expenses	232	205	426	395

Total employee share-based compensation expense (1)	$273	$247	$499	$472

(1)

Share-based compensation expense related to acquisitions and investments of $21 million and $9 million for the second quarter of fiscal 2008 and fiscal 2007, respectively, and $45 million and $19 million for the first six months of fiscal 2008 and fiscal 2007, respectively, is disclosed in Note 3 to the Consolidated Financial Statements and is not included in the above table.

Share-based compensation expense included compensation expense for share-based payment awards granted prior to, but not yet vested, as of July 30, 2005 based on the grant date fair value using the Black-Scholes model, and compensation expense for share-based payment awards granted subsequent to July 30, 2005 based on the grant date fair value using the lattice-binomial model. In conjunction with the adoption of SFAS 123(R), we changed our method of attributing the value of share-based compensation to expense from the accelerated multiple-option approach to the straight-line single-option method. Compensation expense for all share-based payment awards granted on or prior to July 30, 2005 is recognized using the accelerated multiple-option approach, whereas compensation expense for all share-based payment awards granted subsequent to July 30, 2005 is recognized using the straight-line single-option method.

Amortization of Purchased Intangible Assets and In-Process Research and Development

The following table presents the amortization of purchased intangible assets and in-process R&D included in operating expenses (in millions):

	Three Months Ended		Six Months Ended
	January 26, 2008	January 27, 2007	January 26, 2008	January 27, 2007
Amortization of purchased intangible assets	$116	$96	$233	$201
In-process research and development	$—	$2	$3	$6

The increase in the amortization of purchased intangible assets included in operating expenses for the second quarter and first six months of fiscal 2008 compared with the corresponding periods of fiscal 2007 was primarily due to the additional amortization of purchased intangible assets related to recent acquisitions. For additional information regarding purchased intangibles, see Note 3 to the Consolidated Financial Statements.

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

The key assumptions for calculating in-process R&D primarily consist of an expected completion date for the in-process projects; estimated costs to complete the projects; revenue and expense projections, assuming the products have entered the market; and discount rates based on the risks associated with the development lifecycle of the in-process technology acquired. Failure to achieve the expected levels of revenue and net income from these products will negatively affect the return on investment expected at the time that the acquisitions were completed and may result in impairment charges. Actual results from the purchase acquisitions to date did not have a material adverse impact on our business and operating results.

Interest Income, Net

The components of interest income, net, are as follows (in millions):

	Three Months Ended		Six Months Ended
	January 26, 2008	January 27, 2007	January 26, 2008	January 27, 2007
Interest income	$303	$267	$622	$518
Interest expense	(91)	(95)	(187)	(189)

Total	$212	$172	$435	$329

The increase in interest income during the second quarter and first six months of fiscal 2008 was primarily due to higher average total cash and cash equivalents and fixed income security balances in fiscal 2008 when compared with the corresponding periods of fiscal 2007, partially offset by lower interest rates. The decrease in interest expense in the second quarter and first six months of fiscal 2008 compared with the corresponding periods of fiscal 2007 was due to lower interest rates. Interest expense includes the effect of $6.0 billion of interest rate swaps, which effectively convert fixed-rate interest expense to floating-rate interest expense based on LIBOR.

Other Income, Net

The components of other income, net, are as follows (in millions):

	Three Months Ended		Six months Ended
	January 26, 2008	January 27, 2007	January 26, 2008	January 27, 2007
Net gains on investments in fixed income and publicly traded equity securities	$65	$61	$119	$127
Net (losses) gains on investments in privately held companies	(10)	—	(7)	(14)
Impairment charges on investments in privately held companies	(5)	(10)	(8)	(14)

Net gains and impairment charges on investments	50	51	104	99
Other	(28)	(18)	(51)	(38)

Total	$22	$33	$53	$61

Provision for Income Taxes

The provision for income taxes resulted in an effective tax rate of 21.9% for the second quarter of fiscal 2008, compared with an effective tax rate of 17.7% for the second quarter of fiscal 2007, and 18.9% for the first six months of fiscal 2008, compared with 21.8% for the first six months of fiscal 2007. The 4.2% increase in the effective tax rate for the second quarter of fiscal 2008, as compared with the second quarter of fiscal 2007, was primarily attributable to a tax benefit relating to the reinstatement of the U.S. federal R&D tax credit during the second quarter of fiscal 2007. The 2.9% decrease in the effective tax rate for the first six months of fiscal 2008, as compared with the first six months of fiscal 2007, was primarily attributable to a net tax benefit of $162 million from the settlement of certain U.S. income tax matters in the first quarter of fiscal 2008, partially offset by the reinstatement of the U.S. federal R&D tax credit during the second quarter of fiscal 2007. The effective tax rate for the second quarter and first six months of fiscal 2008 compared with the corresponding periods of fiscal 2007 also included increased tax benefit attributed to foreign operations.

On July 29, 2007, we adopted FIN 48, which is a change in accounting for income taxes. FIN 48 prescribes a comprehensive model for the financial statement recognition, measurement, classification and disclosure of uncertain tax positions. See Note 11 to the Consolidated Financial Statements for additional information on our provision for income taxes, including the effects of adoption of FIN 48 on our Consolidated Financial Statements.

Recent Accounting Pronouncements

SFAS 157

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. SFAS 157 defines fair value, establishes a framework and gives guidance regarding the methods used for measuring fair value, and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We are currently assessing the effect that SFAS 157 may have on our results of operations and financial position.

SFAS 159

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115.” SFAS 159 is expected to expand the use of fair value accounting but does not affect existing standards which require certain assets or liabilities to be carried at fair value. The objective of SFAS 159 is to improve financial reporting by providing companies with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. Under SFAS 159, a company may choose, at specified election dates, to measure eligible items at fair value and report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. SFAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We are currently assessing the effect that SFAS 159 may have on our results of operations and financial position.

SFAS 141(R) and SFAS 160

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141(R)”) and SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51” (“SFAS 160”). SFAS 141(R) will significantly change current practices regarding business combinations. Among the more significant changes, SFAS 141(R) expands the definition of a business and a business combination; requires the acquirer to recognize the assets acquired, liabilities assumed and noncontrolling interests (including goodwill), measured at fair value at the acquisition date; requires acquisition-related expenses and restructuring costs to be recognized separately from the business combination; requires assets acquired and liabilities assumed from contractual and non-contractual contingencies to be recognized at their acquisition-date fair values with subsequent changes recognized in earnings; and requires in-process research and development to be capitalized at fair value as an indefinite-lived intangible asset. SFAS 160 will change the accounting and reporting for minority interests, reporting them as equity separate from the parent entity’s equity, as well as requiring expanded disclosures. SFAS 141(R) and SFAS 160 are effective for financial statements issued for fiscal years beginning after December 15, 2008. We are currently assessing the impact that SFAS 141(R) and SFAS 160 will have on our results of operations and financial position.

Liquidity and Capital Resources

The following sections discuss the effects of changes in our balance sheet and cash flows, contractual obligations, other commitments, and the stock repurchase program on our liquidity and capital resources.

Balance Sheet and Cash Flows

Cash and Cash Equivalents and Investments

The following table summarizes our cash and cash equivalents and investments (in millions):

	January 26, 2008	July 28, 2007	Increase (Decrease)
Cash and cash equivalents	$5,202	$3,728	$1,474
Fixed income securities	15,954	17,297	(1,343)
Publicly traded equity securities	1,537	1,241	296

Total	$22,693	$22,266	$427

The increase in cash and cash equivalents and investments was primarily a result of cash provided by operating activities of $5.5 billion; issuance of common stock of $2.2 billion related to employee stock option exercises and employee stock purchases; approximately $750 million related to the net increase in unrealized gains from investments; and excess tax benefits from share-based compensation of $338 million; partially offset by the repurchase of common stock of $7.1 billion, capital expenditures of $591 million, and acquisitions of businesses of $385 million. We believe that our strong cash and cash equivalents and investments position allows us to use our cash resources for strategic investments to gain access to new technologies, acquisitions, customer financing activities, working capital, and the repurchase of shares.

As of January 26, 2008, approximately $2.5 billion of our cash and cash equivalents and investments was held in the United States. The remainder of our cash and cash equivalents and investments was held outside of the United States in various foreign subsidiaries. If these cash and cash equivalents and investments are distributed to the United States in the form of dividends or otherwise, we may be subject to additional U.S. income taxes (subject to an adjustment for foreign tax credits) and foreign withholding taxes.

On August 17, 2007, we entered into a credit agreement with certain institutional lenders that provides for a $3.0 billion unsecured revolving credit facility that is scheduled to expire on August 17, 2012. Any advances under the credit agreement will accrue interest at rates that are equal to, based on certain conditions, either (i) the higher of the Federal Funds rate plus 0.50% or Bank of America’s “prime rate” as announced from time to time, or (ii) LIBOR plus a margin that is based on the our senior debt credit ratings as published by Standard & Poor’s Ratings Services and Moody’s Investors Service, Inc. The credit agreement requires that we maintain an interest coverage ratio as defined in the agreement. As of January 26, 2008, we were in compliance with the required interest coverage ratio and we had not borrowed any funds under the credit facility. We may also, upon the agreement of either the then existing lenders or of additional lenders not currently parties to the agreement, increase the commitments under the credit facility up to a total of $5.0 billion, and/or extend the expiration date of the credit facility up to August 15, 2014.

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

Accounts Receivable, Net

The following table summarizes our accounts receivable, net (in millions, except DSO):

	January 26, 2008	July 28, 2007	Increase (Decrease)
Accounts receivable, net	$4,165	$3,989	$176
DSO	39	38	1

Shipment linearity, and the rate at which we collect payments, affect our DSO. During the second quarter of fiscal 2008, our DSO was affected by several large multi-year service agreements that were signed during January 2008 for which the receivables were not collected as of the quarter end.

Inventories and Purchase Commitments with Contract Manufacturers and Suppliers

The following table summarizes our inventories and purchase commitments with contract manufacturers and suppliers (in millions, except annualized inventory turns):

	January 26, 2008	July 28, 2007	Increase (Decrease)
Inventories:
Raw materials	$146	$173	$(27)
Work in process	58	45	13
Finished goods:
Distributor inventory and deferred cost of sales	502	544	(42)
Manufactured finished goods	318	314	4

Total finished goods	820	858	(38)
Service-related spares	203	211	(8)
Demonstration systems	40	35	5

Total	$1,267	$1,322	$(55)

Annualized inventory turns	10.8	10.3	0.5
Purchase commitments with contract manufacturers and suppliers	$2,741	$2,581	$160

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

We purchase components from a variety of suppliers and use several contract manufacturers to provide manufacturing services for our products. During the normal course of business, in order to manage manufacturing lead times and help ensure adequate component supply, we enter into agreements with contract manufacturers and suppliers that either allow them to procure inventory based upon criteria as defined by us or that establish the parameters defining our requirements. In certain instances, these agreements allow us the option to cancel, reschedule, and adjust our requirements based on our business needs prior to firm orders being placed. Consequently, only a portion of our reported purchase commitments arising from these agreements are firm, non-cancelable, and unconditional commitments. In addition, we record a liability, included in other current liabilities, for firm, non-cancelable, and unconditional purchase commitments for quantities in excess of our future demand forecasts consistent with the valuation of our excess and obsolete inventory. The purchase commitments for inventory are expected to be primarily fulfilled within one year.

Inventory and supply chain management remain areas of focus as we balance the need to maintain supply chain flexibility to help ensure competitive lead times with the risk of inventory obsolescence because of rapidly changing technology and customer requirements. We believe the amount of our inventory and purchase commitments are appropriate for our revenue levels.

Long-Term Debt

The following table summarizes our long-term debt (in millions):

	January 26, 2008	July 28, 2007	Increase (Decrease)
Senior notes:
Floating-rate notes, due 2009	$500	$500	$—
5.25% fixed-rate notes, due 2011	3,000	3,000	—
5.50% fixed-rate notes, due 2016	3,000	3,000	—

Total senior notes	6,500	6,500	—
Other notes	5	5	—
Unamortized discount	(15)	(16)	1
Fair value adjustment	361	(81)	442

Total	$6,851	$6,408	$443

In February 2006, we issued $500 million of senior floating interest rate notes due 2009 (the “2009 Notes”), $3.0 billion of 5.25% senior notes due 2011 (the “2011 Notes”), and $3.0 billion of 5.50% senior notes due 2016 (the “2016 Notes”), for an aggregate principal amount of $6.5 billion. The debt issuance was used to fund the acquisition of Scientific-Atlanta and for general corporate purposes. The 2011 Notes and the 2016 Notes are redeemable by us at any time, subject to a make-whole premium. To achieve our interest rate objectives, we entered into $6.0 billion notional amount of interest rate swaps. In effect, these swaps convert the fixed interest rates of the 2011 Notes and the 2016 Notes to floating interest rates based on LIBOR. Gains and losses in the fair value of the interest rate swaps offset changes in the fair value of the underlying debt. See Note 8 to the Consolidated Financial Statements. We were in compliance with all debt covenants as of January 26, 2008.

Deferred Revenue

The following table presents the breakdown of deferred revenue (in millions):

	January 26, 2008	July 28, 2007	Increase (Decrease)
Service	$5,292	$4,840	$452
Product	2,691	2,197	494

Total	$7,983	$7,037	$946

Reported as:
Current	$5,786	$5,391	$395
Noncurrent	2,197	1,646	551

Total	$7,983	$7,037	$946

The increase in deferred service revenue reflects a seasonal increase in the volume of technical support contract initiations and renewals partially offset by the ongoing amortization of deferred service revenue. The increase in deferred product revenue was primarily related to shipments not having met revenue recognition criteria, other revenue deferrals, and the timing of cash receipts related to unrecognized revenue from two-tier distributors.

Operating Leases

We lease office space in several U.S. locations. Outside the United States, larger sites include Australia, Belgium, Canada, China, France, Germany, India, Israel, Italy, Japan, and the United Kingdom. The future minimum lease payments under all our non-cancelable operating leases with an initial term in excess of one year as of January 26, 2008 were $1.6 billion. For additional information see Note 8 to the Consolidated Financial Statements.

Nuova Systems, Inc.

In fiscal 2007, we made an investment in Nuova Systems, Inc. (“Nuova”), which conducts research and development on data center-related products. This investment included $50 million of funding and a license to certain of our technology. As a result of this investment, we own approximately 80% of Nuova and have consolidated the results of Nuova in our Consolidated Financial Statements beginning in the first quarter of fiscal 2007. Upon the occurrence of certain events, we have committed additional funding of up to $62 million, of which $20 million was funded during the second quarter of fiscal 2008.

In connection with this investment, we have entered into a call option agreement with Nuova that provides us with the right to purchase the remaining interests of approximately 20% in Nuova. If the call option is exercised by us, the minority interest holders would be eligible to receive up to three milestone payments based on agreed-upon formulas. The exercise of the call option, if exercised, may occur in the second half of fiscal 2008. The amounts due under the milestone payments would be recognized by us as compensation expense when it is determined that the exercise of the call option is probable, which may be in advance of the exercise of the call option.

Compensation expense recorded for each quarter would be based on an estimate of the fair value of the amounts that could be earned by the minority interest holders pursuant to a vesting schedule at the end of each quarter. Subsequent changes to the fair value of the amounts probable of being earned and the continued vesting will result in adjustments to the recorded compensation expense. The potential amounts that could be recorded as compensation expense would be up to a maximum of $678 million and are expected to be paid during fiscal 2010 through fiscal 2012.

Other Commitments

As of January 26, 2008, we were party to an agreement to invest approximately $700 million in venture funds managed by SOFTBANK Corp. and its affiliates (“SOFTBANK”) that is required to be funded on demand. As of January 26, 2008 and July 28, 2007, we had invested $628 million and $616 million, respectively, in the venture funds pursuant to the commitment.

We also have certain other funding commitments related to our privately held investments that are based on the achievement of certain agreed-upon milestones. The remaining funding commitments were approximately $94 million as of January 26, 2008, compared with approximately $56 million as of July 28, 2007.

Off-Balance Sheet Arrangements

We consider our investments in unconsolidated variable interest entities to be off-balance sheet arrangements. In the ordinary course of business, we have investments in privately held companies and provide financing to certain customers through our wholly owned subsidiaries, which may be considered to be variable interest entities. We have evaluated our investments in these privately held companies and customer financings and have determined that there were no significant unconsolidated variable interest entities as of January 26, 2008.

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

We provide guarantees for various third party financing arrangements to channel partners and other customers which could be called upon in the event of non-payment to the third party. As of January 26, 2008, the total maximum potential future payments related to these guarantees was approximately $700 million of which approximately $575 million was recorded as deferred revenue on the consolidated balance sheet in accordance with revenue recognition policies and FASB Interpretation No. 45.

Stock Repurchase Program

In September 2001, our Board of Directors authorized a stock repurchase program. As of January 26, 2008, our Board of Directors had authorized an aggregate repurchase of up to $62 billion of common stock under this program and the remaining authorized repurchase amount was $11.8 billion with no termination date. The stock repurchase activity under the stock repurchase program during the first six months of fiscal 2008 is summarized as follows (in millions, except per-share amounts):

	Shares Repurchased	Weighted- Average Price per Share	Amount Repurchased
Cumulative balance at July 28, 2007	2,228	$19.40	$43,229
Repurchase of common stock (1)	235	29.74	7,000

Cumulative balance at January 26, 2008	2,463	$20.39	$50,229

(1)	Excludes $100 million of stock repurchases which were transacted prior to July 28, 2007 but settled during fiscal 2008.

The purchase price for the shares of our common stock repurchased is reflected as a reduction to shareholders’ equity. In accordance with Accounting Principles Board Opinion No. 6, “Status of Accounting Research Bulletins,” we are required to allocate the purchase price of the repurchased shares as (i) a reduction to retained earnings until retained earnings are zero and then as an increase to accumulated deficit and (ii) a reduction of common stock and additional paid-in capital. Issuance of common stock and the tax benefit related to employee stock incentive plans are recorded as an increase to common stock and additional paid-in capital. As a result of future repurchases, we may continue to report an accumulated deficit as a component in shareholders’ equity. Our accumulated deficit as of January 26, 2008 is a result of the accounting effect of stock repurchases and is not reflective of our financial performance or our liquidity.

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

Investments

We maintain an investment portfolio of various holdings, types, and maturities. See Note 6 to the Consolidated Financial Statements. As of January 26, 2008, these securities are classified as available-for-sale and consequently are recorded in the Consolidated Balance Sheets at fair value with unrealized gains or losses, to the extent unhedged, reported as a separate component of accumulated other comprehensive income, net of tax. Our evaluation of investments in private and public companies is based on the fundamentals of the businesses, including, among other factors, the nature of their technologies and potential for financial return.

We consider various factors in determining whether we should recognize an impairment charge for our fixed income securities and publicly traded equity securities, including the length of time and extent to which the fair value has been less than our cost basis, the financial condition and near-term prospects of the investee, and our intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value.

Fixed Income Securities

At any time, a sharp rise in interest rates or credit spreads could have a material adverse impact on the fair value of our fixed income investment portfolio. Conversely, declines in interest rates, including the impact from lower credit spreads, could have a material adverse impact on interest income for our investment portfolio. Our fixed income instruments are not leveraged as of January 26, 2008, and are held for purposes other than trading. We monitor our interest rate and credit risks, including our credit exposures to specific rating categories and to individual issuers. There were no impairment charges on our investments in fixed income securities during the first six months of fiscal 2008 or fiscal 2007.

Publicly Traded Equity Securities

The values of our equity investments in several publicly traded companies are subject to market price volatility. The following table presents the hypothetical fair values of publicly traded equity securities as a result of selected potential decreases and increases in the price of each equity security in the portfolio, excluding hedged equity securities. Potential fluctuations in the price of each equity security in the portfolio of plus or minus 10%, 20%, and 30% were selected based on potential near-term changes in those security prices. The hypothetical fair values as of January 26, 2008 are as follows (in millions):

	Valuation of Securities Given an X% Decrease in Each Stock’s Price			Fair Value As of January 26, 2008	Valuation of Securities Given an X% Increase in Each Stock’s Price
	(30%)	(20%)	(10%)		10%	20%	30%
Publicly traded equity securities	$996	$1,138	$1,281	$1,423	$1,565	$1,708	$1,850

Our equity portfolio consists of securities with characteristics that most closely match the Standard & Poor’s 500 Index or NASDAQ Composite Index. These equity securities are held for purposes other than trading. There were no impairment charges on publicly traded equity securities during the second quarter and first six months of fiscal 2008 or fiscal 2007.

Investments in Privately Held Companies

We have invested in privately held companies, some of which are in the startup or development stages. These investments are inherently risky because the markets for the technologies or products these companies are developing are typically in the early stages and may never materialize. We could lose our entire initial investment in these companies. These investments are primarily carried at cost, which as of January 26, 2008 was $666 million, compared with $643 million at July 28, 2007, and are recorded in other assets. Our impairment charges on investments in privately held companies were $5 million and $10 million during the second quarter of fiscal 2008 and fiscal 2007, respectively, and were $8 million and $14 million during the first six months of fiscal 2008 and fiscal 2007, respectively.

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

Derivative Instruments

Foreign Currency Derivatives

Our foreign exchange forward and option contracts are summarized as follows (in millions):

	January 26, 2008		July 28, 2007
	Notional Amount	Fair Value	Notional Amount	Fair Value
Forward contracts:
Purchased	$1,483	$(3)	$1,601	$1
Sold	$553	$10	$613	$(8)

Option contracts:
Purchased	$715	$24	$652	$24
Sold	$258	$(3)	$310	$(1)

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

The effect of foreign currency fluctuations on sales has not been material because our sales are primarily denominated in U.S. dollars. Approximately 70% of our operating expenses are U.S.-dollar denominated. To reduce variability in operating expenses caused by the remaining non-U.S.-dollar denominated operating expenses, we hedge certain foreign currency forecasted transactions with currency options and forward contracts with maturities up to 18 months. These hedging programs are not designed to provide foreign currency protection over longer time horizons. In designing a specific hedging approach, we consider several factors, including offsetting exposures, significance of exposures, costs associated with entering into a particular hedge instrument, and potential effectiveness of the hedge. The gains and losses on foreign exchange contracts mitigate the variability in operating expenses associated with currency movements. Primarily because of our limited currency exposure to date, the effect of foreign currency fluctuations has not been material to our Consolidated Financial Statements. Foreign currency fluctuations, net of hedging, increased total research and development, sales and marketing, and general and administrative expenses by approximately 3.0% and 2.5% in the second quarter and first six months of fiscal 2008, respectively, compared with the corresponding periods of fiscal 2007.

Our foreign exchange forward contracts related to current assets and liabilities generally range from one to three months in original maturity. Additionally, we have entered into foreign exchange forward contracts related to long-term customer financings with maturities of up to two years. The foreign exchange forward contracts related to investments generally have maturities of less than 18 months. We do not enter into foreign exchange forward or option contracts for trading purposes. We do not expect gains or losses on these derivative instruments to have a material effect on our financial results. See Note 8 to the Consolidated Financial Statements.

Interest Rate Derivatives

Our interest rate derivatives are summarized as follows (in millions):

	January 26, 2008		July 28, 2007
	Notional Amount	Fair Value	Notional Amount	Fair Value
Interest rate swaps, investments	$1,000	$(19)	$1,000	$29
Interest rate swaps, long-term debt	$6,000	$361	$6,000	$(81)

Our primary objective for holding fixed income securities is to achieve an appropriate investment return consistent with preserving principal and managing risk. To realize these objectives, we may utilize interest rate swaps or other derivatives designated as fair value or cash flow hedges.

We have entered into $1.0 billion of interest rate swaps designated as fair value hedges of our investment portfolio. Under these interest rate swap contracts, we make fixed-rate interest payments and receive interest payments based on LIBOR. The effect of these swaps is to convert fixed-rate returns to floating-rate returns based on LIBOR for a portion of our fixed income portfolio. The gains and losses related to changes in the value of the interest rate swaps are included in other income, net, and offset the changes in fair value of the underlying hedged investment. The fair values of the interest rate swaps designated as hedges of our investments are reflected in prepaid expenses and other current assets or other current liabilities.

In conjunction with our issuance of fixed-rate senior notes in February 2006, we entered into $6.0 billion of interest rate swaps designated as fair value hedges of our fixed-rate debt. Under these interest rate swap contracts, we receive fixed-rate interest payments and make interest payments based on LIBOR. The effect of these swaps is to convert fixed-rate interest expense to floating-rate interest expense based on LIBOR. The gains and losses related to changes in the value of the interest rate swaps are included in other income, net, and offset the changes in fair value of the underlying debt. The fair values of the interest rate swaps designated as hedges of our long-term debt are reflected in other assets or other long-term liabilities.

Equity Derivatives

Our equity derivatives are summarized as follows (in millions):

	January 26, 2008		July 28, 2007
	Notional Amount	Fair Value	Notional Amount	Fair Value
Forward sale agreements	$135	$21	$458	$1

We maintain a portfolio of publicly traded equity securities which are subject to price risk. We may hold equity securities for strategic purposes or to diversify our overall investment portfolio. To manage our exposure to changes in the fair value of certain equity securities, we may enter into equity derivatives, including forward sale and option agreements. As of January 26, 2008, we have entered into forward sale agreements on certain publicly traded equity securities designated as fair value hedges. The gains and losses due to changes in the value of the hedging instruments are included in other income, net, and offset the change in the fair value of the underlying hedged investment. The fair values of the equity derivatives are reflected in prepaid expenses and other current assets and other current liabilities.

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

Changes in internal control over financial reporting. There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our second quarter of fiscal 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

We and other defendants were subject to claims asserted by Telcordia Technologies, Inc. on July 16, 2004 in the Federal District Court for the District of Delaware alleging that various Cisco routers, switches and optical products infringed United States Patent Nos. 4,893,306, 4,835,763 and Re 36,633. Telcordia sought damages and injunctive relief. The Court ruled that, as a matter of law, we do not infringe Patent No. 4,893,306. After conclusion of a trial, on May 10, 2007, a jury found that infringement had occurred on the other patents and awarded damages in an amount that is not material to us. We have asked the Court to reverse the verdict as a matter of law, and if necessary, we intend to appeal the decision. Telcordia has asked the Court to enhance damages and award it attorneys’ fees and also has the right to appeal. We believe that the ultimate outcome of this matter and aggregate potential damages will not be material.

Brazilian authorities are investigating certain employees of our Brazilian subsidiary and certain employees of a Brazilian importer of our products relating to the allegation of evading import taxes and other alleged improper transactions involving the subsidiary and the importer. We are conducting a thorough review of the matter. To date, Brazilian authorities have not asserted a claim against us. We are unable to determine the likelihood of an unfavorable outcome on any potential claims against us or to reasonably estimate a range of loss, if any. In addition, we are investigating the allegations regarding improper transactions and have proactively communicated with United States authorities to provide information and report on our findings.

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

Item 1A.    Risk Factors

Set forth below and elsewhere in this report and in other documents we file with the Securities and Exchange Commission (SEC) are descriptions of the risks and uncertainties that could cause our actual results to differ materially from the results contemplated by the forward-looking statements contained in this report. The descriptions below include any material changes to and supersede the description of the risk factors affecting our business previously disclosed in “Part I, Item 1A. Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended July 28, 2007.

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

Recent turmoil in the geopolitical environment in many parts of the world and changes in energy costs may continue to put pressure on global economic conditions. Our operating results in one or more segments may also be affected by changing economic conditions particularly germane to that segment or to particular customer markets within that segment, such as the challenges that are currently affecting economic conditions in the United States. If global economic and market conditions, or economic conditions in the United States or other key markets, deteriorate, we may experience material impacts on our business, operating results, and financial condition.

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

The timing of large orders can also have a significant effect on our business and operating results from quarter to quarter, primarily in our Emerging Markets theater and other emerging countries. From time to time, we receive large orders that have a significant effect on our operating results in the period in which the order is recognized as revenue. The timing of such orders is difficult to predict and the timing of revenue recognition from such orders may affect period to period changes in net sales. As a result, our operating results could vary materially from quarter to quarter based on the receipt of such orders and their ultimate recognition as revenue.

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

Any of the above factors could have a material adverse impact on our operations and financial results.

WE EXPECT GROSS MARGIN TO VARY OVER TIME, AND OUR LEVEL OF PRODUCT GROSS MARGIN MAY NOT BE SUSTAINABLE

Our level of product gross margins may not be sustainable and may continue to be adversely affected by numerous factors, including:

•	Changes in customer, geographic, or product mix, including mix of configurations within each product group

•	Introduction of new products, including products with price-performance advantages

•	Our ability to reduce production costs

•	Entry into new markets, including markets with different pricing and cost structures, through acquisitions, such as our acquisition of Scientific-Atlanta, or internal development

•	Sales discounts

•	Increases in material or labor costs

•	Excess inventory and inventory holding charges

•	Obsolescence charges

•	Changes in shipment volume

•	The timing of revenue recognition and revenue deferrals

•	Loss of cost savings due to changes in component pricing or charges incurred due to inventory holding periods if parts ordering does not correctly anticipate product demand

•	Lower than expected benefits from value engineering

•	Increased price competition, including competitors from Asia, especially China

•	Changes in distribution channels

•	Increased warranty costs

•	How well we execute on our strategy and operating plans

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

Sales to the service provider market have been characterized by large and sporadic purchases, especially relating to our router sales and sales of certain of our advanced technologies, in addition to longer sales cycles. In the past, we have experienced significant weakness in sales to service providers over certain extended periods of time as market conditions have fluctuated. Sales activity in this industry depends upon the stage of completion of expanding network infrastructures; the availability of funding; and the extent to which service providers are affected by regulatory, economic, and business conditions in the country of operations. Weakness in orders from this industry could have a material adverse effect on our business, operating results, and financial condition. Orders from this industry could decline for many reasons other than the competitiveness of our products and services within their respective markets. For example, in the past, many of our service provider customers have been materially and adversely affected by slowdowns in the general economy, overcapacity, changes in the service provider market, regulatory developments, and constraints on capital availability, resulting in business failures and substantial reductions in spending and expansion plans. These conditions have materially harmed our business and operating results in the past, and some of these or other conditions in the service provider market could affect our business and operating results in any future period. Finally, service provider customers typically have longer implementation cycles; require a broader range of services, including design services; demand that vendors take on a larger share of risks; often require acceptance provisions, which can lead to a delay in revenue recognition; and expect financing from vendors. All these factors can add further risk to business conducted with service providers.

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

The markets for our products are characterized by rapidly changing technology, evolving industry standards, new product introductions, and evolving methods of building and operating networks. Our operating results depend on our ability to develop and introduce new products into existing and emerging markets and to reduce the production costs of existing products. We believe the industry is evolving to enable personal and business process collaboration enabled by networked Web 2.0, the technologies that enable user collaboration, as part of the second major phase of the Internet. As such, many of our strategic initiatives and investments are aimed at meeting the requirements that a network capable of multiple party, collaborative interaction would demand, and the investments we have made and our architectural approach are designed to enable networked Web 2.0 and the increased use of the network as the platform for all forms of communications and information technology. The process of developing new technology is complex and uncertain, and if we fail to accurately predict customers’ changing needs and emerging technological trends our business could be harmed. We must commit significant resources to developing new products before knowing whether our investments will result in products the market will accept. In particular, if our model of the evolution of networking to collaborative systems does not emerge as we believe it will, or if the industry does not evolve as we believe it will, many of our strategic initiatives and investments may be of no or limited value. Furthermore, we may not execute successfully on that vision because of errors in product planning or timing, technical hurdles that we fail to overcome in a timely fashion, or a lack of appropriate resources. This could result in competitors providing those solutions before we do and loss of market share, net sales, and earnings. The success of new products depends on several factors, including proper new product definition, component costs, timely completion and introduction of these products, differentiation of new products from those of our competitors, and market acceptance of these products. There can be no assurance that we will successfully identify new product opportunities, develop and bring new products to market in a timely manner, or achieve market acceptance of our products or that products and technologies developed by others will not render our products or technologies obsolete or non-competitive. Specifically, the products and technologies that we identify as “emerging technologies,” such as our Cisco TelePresence products, or “advanced technologies” may not prove to have the market success we anticipate, and we may not successfully identify and invest in other emerging or advanced technologies.

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

OUR BUSINESS SUBSTANTIALLY DEPENDS UPON THE CONTINUED GROWTH OF THE INTERNET AND INTERNET-BASED SYSTEMS

A substantial portion of our business and revenue depends on growth and evolution of the Internet, including the continued development of networked Web 2.0 as part of the second major phase of the Internet, and on the deployment of our products by customers who depend on such continued growth and evolution. To the extent that an economic slowdown and reduction in capital spending adversely affect spending on Internet infrastructure, we could experience material harm to our business, operating results, and financial condition.

Because of the rapid introduction of new products and changing customer requirements related to matters such as cost-effectiveness and security, we believe that there could be performance problems with Internet communications in the future, which could receive a high degree of publicity and visibility. Because we are a large supplier of networking products, our business, operating results, and financial condition may be materially adversely affected, regardless of whether or not these problems are due to the performance of our own products. Such an event could also result in a material adverse effect on the market price of our common stock independent of direct effects on our business.

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

•

Use a substantial portion of our cash resources, as we did in connection with our acquisitions of WebEx and IronPort, or incur debt as we did in February 2006, when we issued and sold $6.5 billion in senior unsecured notes to fund our acquisition of Scientific-Atlanta

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

We conduct significant sales and customer support operations in countries outside of the United States; maintain a manufacturing facility for a substantial portion of our video systems products in Juarez, Mexico; and also depend on non-U.S. operations of our contract manufacturers and our distribution partners. Recently our Emerging Markets theater has been a relatively fast growing theater and we have announced plans to expand our commitments and growth expectations in this theater. As such, our growth depends in part on our continuing to increase sales into this theater. We also intend to expand our level of business activity in two large emerging countries, India and China, and our growth in the Asia Pacific theater will also depend in part upon our continuing to increase sales in these countries. Our future results could be materially adversely affected by a variety of factors relating to our operations outside the United States, any or all of which could have a material adverse effect on our operating results and financial condition, including, among others, foreign currency exchange rates; political or social unrest, economic instability or natural disasters in a specific country or region; environmental and trade protection measures and other legal and regulatory requirements, some of which may affect our ability to import our products to, export our products from, or sell our products in various countries; political considerations that affect service provider and government spending patterns; health or similar issues, such as a pandemic or epidemic; difficulties in staffing and managing international operations; and adverse tax consequences, including imposition of withholding or other taxes on payments by subsidiaries.

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

ADVERSE RESOLUTION OF LITIGATION OR GOVERNMENTAL INVESTIGATIONS MAY HARM OUR OPERATING RESULTS OR FINANCIAL CONDITION

We are a party to lawsuits in the normal course of our business. Litigation can be expensive, lengthy, and disruptive to normal business operations. Moreover, the results of complex legal proceedings are difficult to predict. In addition, Brazilian authorities are investigating certain employees of our Brazilian subsidiary and certain employees of a Brazilian importer of our products relating to the allegation of evading import taxes and other alleged improper transactions involving the subsidiary and the importer. We are conducting a thorough review of the matter. To date, Brazilian authorities have not asserted a claim against us. In addition, we are investigating the allegations regarding improper transactions and have proactively communicated with United States authorities to provide information and report on our findings. An unfavorable resolution of a particular lawsuit or governmental investigation could have a material adverse effect on our business, operating results, or financial condition. For additional information regarding certain of the matters in which we are involved, see Item 1, “Legal Proceedings,” contained in Part II of this report.

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

We maintain an investment portfolio of various holdings, types, and maturities. These securities are generally classified as available-for-sale and, consequently, are recorded on our Consolidated Balance Sheets at fair value with unrealized gains or losses reported as a separate component of accumulated other comprehensive income, net of tax. Our portfolio includes fixed income securities and equity investments in publicly traded companies, the values of which are subject to market price volatility to the extent unhedged. If the market price declines, we may recognize in earnings the decline in fair value of our investments below the cost basis when the decline is judged to be other-than-temporary. For information regarding the sensitivity of and risks associated with the market value of portfolio investments and interest rates, refer to the section titled “Quantitative and Qualitative Disclosures About Market Risk” included in this report and in our Annual Report on Form 10-K for the year ended July 28, 2007. Our investments in private companies are subject to risk of loss of investment capital. These investments are inherently risky because the markets for the technologies or products they have under development are typically in the early stages and may never materialize. We could lose our entire investment in these companies.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a)	None.

(b)	None.

(c)	Issuer Purchases of Equity Securities (in millions, except per-share amounts)

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (2)
October 28, 2007 to November 24, 2007	75	$29.99	75	$13,521
November 25, 2007 to December 22, 2007	28	$28.04	27	$12,767
December 23, 2007 to January 26, 2008	37	$26.50	37	$11,771

Total	140	$28.67	139

(1)	Includes approximately 200,000 shares repurchased to satisfy tax withholding obligations that arise on the vesting of shares of restricted stock and restricted stock units.
(2)

On September 13, 2001, we announced that our Board of Directors had authorized a stock repurchase program. As of January 26, 2008, our Board of Directors had authorized the repurchase of up to $62 billion of common stock under this program. During the second quarter of fiscal 2008, we repurchased and retired 139 million shares of our common stock at a weighted-average price of $28.67 per share for an aggregate purchase price of $4.0 billion. As of January 26, 2008, we had repurchased and retired 2.5 billion shares of our common stock at a weighted-average price of $20.39 per share for an aggregate purchase price of $50.2 billion since inception of the stock repurchase program, and the remaining authorized amount for stock repurchases under this program was $11.8 billion with no termination date.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

We held our Annual Meeting of Shareholders on November 15, 2007. At the meeting, our shareholders voted on the following eight proposals and cast their votes as follows:

Proposal 1: To elect twelve members of our Board of Directors:

Nominee	For	Against	Abstain
Carol A. Bartz	5,104,282,438	136,114,806	24,927,678
M. Michele Burns	5,139,557,635	100,394,701	25,372,587
Michael D. Capellas	5,128,247,157	109,924,129	27,153,635
Larry R. Carter	5,095,794,634	153,070,458	16,459,830
John T. Chambers	5,093,464,883	148,462,082	23,397,955
Brian L. Halla	5,143,662,919	95,815,865	25,846,137
Dr. John L. Hennessy	4,737,372,360	499,544,652	28,407,909
Richard M. Kovacevich	5,142,800,388	96,779,473	25,745,061
Roderick C. McGeary	5,121,209,393	115,909,163	28,206,365
Michael K. Powell	5,102,883,045	137,276,462	25,165,415
Steven M. West	5,098,062,532	139,039,070	28,223,319
Jerry Yang	5,134,818,039	105,888,242	24,618,640

Proposal 2: To approve the amendment and extension of the 2005 Stock Incentive Plan:

For	Against	Abstain	Broker Non-votes
3,010,891,785	1,168,071,546	45,324,648	1,041,038,513

Proposal 3: To approve the Cisco Systems, Inc. Executive Incentive Plan (“EIP”) with respect to current and future covered employees and executive officers:

For	Against	Abstain	Broker Non-votes
4,003,521,632	174,313,361	46,553,314	1,040,938,185

Proposal 4: To ratify the appointment of PricewaterhouseCoopers LLP as our independent registered public accounting firm for the fiscal year ending July 26, 2008:

For	Against	Abstain	Broker Non-votes
5,162,110,400	59,888,581	43,327,511	—

Proposal 5: A shareholder proposal requesting to amend the corporate Bylaws to establish a Board Committee on Human Rights:

For	Against	Abstain	Broker Non-votes
246,693,106	3,259,276,014	718,425,838	1,040,931,534

Proposal 6: A shareholder proposal that our Board of Directors Executive Compensation Committee establish a pay-for-superior-performance standard in our executive compensation plan for senior executives:

For	Against	Abstain	Broker Non-votes
1,356,316,486	2,752,258,744	115,811,028	1,040,940,234

Proposal 7: A shareholder proposal that the Board of Directors adopt a policy that our shareholders be given the opportunity at each annual meeting of shareholders to vote on an advisory resolution to ratify the compensation of the named executive officers:

For	Against	Abstain	Broker Non-votes
1,886,318,699	2,067,408,123	270,561,659	1,041,038,011

Proposal 8: A shareholder proposal that the Board publish a report providing a summarized listing and assessment of concrete steps we could reasonably take to reduce the likelihood that our business practices might enable or encourage the violation of human rights:

For	Against	Abstain	Broker Non-votes
1,262,036,580	2,259,758,381	702,599,797	1,040,931,734

Item 5.	Other Information

None.

Item 6.	Exhibits

The following documents are filed as Exhibits to this report:

10.1	Cisco Systems, Inc. 2005 Stock Incentive Plan (including related forms of agreements) (incorporated by reference to Exhibit 10.1 of Form 8-K (File No. 000-18225) filed on November 19, 2007)

10.2	Cisco Systems, Inc. Executive Incentive Plan (incorporated by reference to Exhibit 10.2 of Form 8-K (File No. 000-18225) filed on November 19, 2007)

10.3	International Assignment Agreement dated as of November 19, 2007 by and between Cisco Systems, Inc. and Wim Elfrink (incorporated by reference to Exhibit 10.5 of Form 10-Q (File No. 000-18225) filed on November 20, 2007)

10.4	Transition Agreement dated as of December 31, 2007 by and between Cisco Systems, Inc. and Charles H. Giancarlo (incorporated by reference to Exhibit 10.1 of Form 8-K (File No. 000-18225) filed on January 4, 2008)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32.1	Section 1350 Certification of Principal Executive Officer

32.2	Section 1350 Certification of Principal Financial Officer

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Cisco Systems, Inc.

Date:	February 19, 2008	By	/s/ Frank A. Calderoni
Frank A. Calderoni Executive Vice President and Chief Financial Officer (Principal Financial Officer and duly authorized signatory)

EXHIBIT INDEX

EXHIBIT NO.
10.1	Cisco Systems, Inc. 2005 Stock Incentive Plan (including related forms of agreements) (incorporated by reference to Exhibit 10.1 of Form 8-K (File No. 000-18225) filed on November 19, 2007)

10.2	Cisco Systems, Inc. Executive Incentive Plan (incorporated by reference to Exhibit 10.2 of Form 8-K (File No. 000-18225) filed on November 19, 2007)

10.3	International Assignment Agreement dated as of November 19, 2007 by and between Cisco Systems, Inc. and Wim Elfrink (incorporated by reference to Exhibit 10.5 of Form 10-Q (File No. 000-18225) filed on November 20, 2007)

10.4	Transition Agreement dated as of December 31, 2007 by and between Cisco Systems, Inc. and Charles H. Giancarlo (incorporated by reference to Exhibit 10.1 of Form 8-K (File No. 000-18225) filed on January 4, 2008)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32.1	Section 1350 Certification of Principal Executive Officer

32.2	Section 1350 Certification of Principal Financial Officer