Form 10-Q
period 2008-04-26
CISCO SYSTEMS INC
filed 2008-05-22
CIK 858877

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 26, 2008

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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

As of May 15, 2008, 5,907,135,642 shares of the registrant’s common stock were outstanding.

Cisco Systems, Inc.

FORM 10-Q for the Quarter Ended April 26, 2008

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

CISCO SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in millions, except per-share amounts)

(Unaudited)

	Three Months Ended		Nine Months Ended
	April 26, 2008	April 28, 2007	April 26, 2008	April 28, 2007
NET SALES:
Product	$8,199	$7,481	$24,459	$21,520
Service	1,592	1,385	4,717	3,969

Total net sales	9,791	8,866	29,176	25,489

COST OF SALES:
Product	2,865	2,685	8,570	7,728
Service	621	534	1,788	1,493

Total cost of sales	3,486	3,219	10,358	9,221

GROSS MARGIN	6,305	5,647	18,818	16,268

OPERATING EXPENSES:
Research and development	1,439	1,144	3,847	3,321
Sales and marketing	2,129	1,830	6,216	5,242
General and administrative	479	378	1,489	1,082
Amortization of purchased intangible assets	117	97	350	298
In-process research and development	—	1	3	7

Total operating expenses	4,164	3,450	11,905	9,950

OPERATING INCOME	2,141	2,197	6,913	6,318
Interest income, net	201	189	636	518
Other income (loss), net	(33)	33	20	94

Interest and other income (loss), net	168	222	656	612

INCOME BEFORE PROVISION FOR INCOME TAXES	2,309	2,419	7,569	6,930
Provision for income taxes	536	545	1,531	1,527

NET INCOME	$1,773	$1,874	$6,038	$5,403

Net income per share:
Basic	$0.30	$0.31	$1.00	$0.89

Diluted	$0.29	$0.30	$0.97	$0.86

Shares used in per-share calculation:
Basic	5,942	6,034	6,014	6,052

Diluted	6,069	6,244	6,202	6,255

See Notes to Consolidated Financial Statements.

CISCO SYSTEMS, INC.

CONSOLIDATED BALANCE SHEETS

(in millions, except par value)

(Unaudited)

	April 26, 2008	July 28, 2007
ASSETS
Current assets:
Cash and cash equivalents	$6,154	$3,728
Investments	18,279	18,538
Accounts receivable, net of allowance for doubtful accounts of $183 at April 26, 2008 and $166 at July 28, 2007	4,183	3,989
Inventories	1,279	1,322
Deferred tax assets	2,078	1,953
Prepaid expenses and other current assets	2,172	2,044

Total current assets	34,145	31,574

Property and equipment, net	4,045	3,893
Goodwill	12,419	12,121
Purchased intangible assets, net	2,181	2,540
Other assets	4,333	3,212

TOTAL ASSETS	$57,123	$53,340

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$500	$—
Accounts payable	808	786
Income taxes payable	83	1,740
Accrued compensation	2,320	2,019
Deferred revenue	6,103	5,391
Other current liabilities	3,545	3,422

Total current liabilities	13,359	13,358

Long-term debt	6,415	6,408
Income taxes payable	1,015	—
Deferred revenue	2,487	1,646
Other long-term liabilities	646	438

Total liabilities	23,922	21,850

Minority interest	63	10
Shareholders’ equity:
Preferred stock, no par value: 5 shares authorized; none issued and outstanding	—	—
Common stock and additional paid-in capital, $0.001 par value: 20,000 shares authorized; 5,912 and 6,100 shares issued and outstanding at April 26, 2008 and July 28, 2007, respectively	32,931	30,687
Retained earnings (accumulated deficit)	(843)	231
Accumulated other comprehensive income	1,050	562

Total shareholders’ equity	33,138	31,480

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$57,123	$53,340

See Notes to Consolidated Financial Statements.

CISCO SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

(Unaudited)

	Nine Months Ended
	April 26, 2008	April 28, 2007
Cash flows from operating activities:
Net income	$6,038	$5,403
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,314	1,039
Employee share-based compensation expense	767	709
Share-based compensation expense related to acquisitions and investments	67	27
Provision for doubtful accounts	34	6
Deferred income taxes	(876)	(302)
Excess tax benefits from share-based compensation	(375)	(648)
In-process research and development	3	7
Net gains and impairment charges on investments	(109)	(154)
Change in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(219)	60
Inventories	54	82
Lease receivables, net	(320)	(131)
Accounts payable	12	(17)
Income taxes payable and receivable	405	535
Accrued compensation	301	275
Deferred revenue	1,553	690
Other assets	(357)	(355)
Other liabilities	268	140

Net cash provided by operating activities	8,560	7,366

Cash flows from investing activities:
Purchases of investments	(14,093)	(15,342)
Proceeds from sales and maturities of investments	14,761	13,438
Acquisition of property and equipment	(908)	(912)
Acquisition of businesses, net of cash and cash equivalents acquired	(385)	(387)
Change in investments in privately held companies	(63)	(81)
Other	6	(87)

Net cash used in investing activities	(682)	(3,371)

Cash flows from financing activities:
Issuance of common stock	2,501	3,719
Repurchase of common stock	(8,982)	(6,281)
Proceeds from the termination of interest rate swaps	432	—
Excess tax benefits from share-based compensation	375	648
Other	222	79

Net cash used in financing activities	(5,452)	(1,835)

Net increase in cash and cash equivalents	2,426	2,160
Cash and cash equivalents, beginning of period	3,728	3,297

Cash and cash equivalents, end of period	$6,154	$5,457

See Notes to Consolidated Financial Statements.

CISCO SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(in millions)

(Unaudited)

Nine Months Ended April 28, 2007	Shares of Common Stock	Common Stock and Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income	Total Shareholders’ Equity
BALANCE AT JULY 29, 2006	6,059	$24,257	$(617)	$272	$23,912
Net income	—	—	5,403	—	5,403
Change in unrealized gains and losses on investments, net of tax	—	—	—	155	155
Other	—	—	—	137	137

Comprehensive income					5,695

Issuance of common stock	238	3,719	—	—	3,719
Repurchase of common stock	(243)	(1,038)	(5,243)	—	(6,281)
Tax benefits from employee stock incentive plans	—	733	—	—	733
Purchase acquisitions	—	6	—	—	6
Employee share-based compensation expense	—	707	—	—	707
Share-based compensation expense related to acquisitions and investments	—	27	—	—	27

BALANCE AT APRIL 28, 2007	6,054	$28,411	$(457)	$564	$28,518

Nine Months Ended April 26, 2008	Shares of Common Stock	Common Stock and Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income	Total Shareholders’ Equity
BALANCE AT JULY 28, 2007	6,100	$30,687	$231	$562	$31,480
Cumulative effect of adopting FIN 48	—	249	202	—	451

BALANCE AT JULY 29, 2007	6,100	30,936	433	562	31,931
Net income	—	—	6,038	—	6,038
Change in unrealized gains and losses on investments, net of tax	—	—	—	201	201
Other	—	—	—	287	287

Comprehensive income					6,526

Issuance of common stock	131	2,501	—	—	2,501
Repurchase of common stock	(319)	(1,708)	(7,314)	—	(9,022)
Tax benefits from employee stock incentive plans	—	359	—	—	359
Purchase acquisitions	—	9	—	—	9
Employee share-based compensation expense	—	767	—	—	767
Share-based compensation expense related to acquisitions and investments	—	67	—	—	67

BALANCE AT APRIL 26, 2008	5,912	$32,931	$(843)	$1,050	$33,138

Supplemental Information

In September 2001, the Company’s Board of Directors authorized a stock repurchase program. As of April 26, 2008, the Company’s Board of Directors had authorized an aggregate repurchase of up to $62 billion of common stock under this program. For additional information regarding stock repurchases, see Note 9 to the Consolidated Financial Statements. The stock repurchases since the inception of this program and the related impact on shareholders’ equity are summarized in the table below (in millions):

	Shares of Common Stock	Common Stock and Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income	Total Shareholders’ Equity
Repurchases of common stock	2,546	$9,276	$42,953	$—	$52,229

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

The accompanying financial data as of April 26, 2008 and for the three and nine months ended April 26, 2008 and April 28, 2007 has been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. The July 28, 2007 Consolidated Balance Sheet was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and the notes thereto, included in the Company’s Annual Report on Form 10-K for the fiscal year ended July 28, 2007.

In the opinion of management, all adjustments (which include normal recurring adjustments, except as disclosed herein) necessary to present fairly the statement of financial position as of April 26, 2008, results of operations for the three and nine months ended April 26, 2008 and April 28, 2007, cash flows, and shareholders’ equity for the nine months ended April 26, 2008 and April 28, 2007, as applicable, have been made. The results of operations for the three and nine months ended April 26, 2008 are not necessarily indicative of the operating results for the full fiscal year or any future periods.

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

Recent Accounting Pronouncements

SFAS 157

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework and gives guidance regarding the methods used for measuring fair value, and expands disclosures about fair value measurements. In February 2008, the FASB issued FASB Staff Position 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13” (“FSP 157-1”) and FASB Staff Position 157-2, “Effective Date of FASB Statement No. 157” (“FSP 157-2”). FSP 157-1 amends SFAS 157 to remove certain leasing transactions from its scope. FSP 157-2 delays the effective date of SFAS 157 for all non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until fiscal years beginning after November 15, 2008. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is currently assessing the impact that SFAS 157 may have on its results of operations and financial position.

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

SFAS 141(R) and SFAS 160

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141(R)”) and SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51” (“SFAS 160”). SFAS 141(R) will significantly change current practices regarding business combinations. Among the more significant changes, SFAS 141(R) expands the definition of a business and a business combination; requires the acquirer to recognize the assets acquired, liabilities assumed and noncontrolling interests (including goodwill), measured at fair value at the acquisition date; requires acquisition-related expenses and restructuring costs to be recognized separately from the business combination; requires assets acquired and liabilities assumed from contractual and non-contractual contingencies to be recognized at their acquisition-date fair values with subsequent changes recognized in earnings; and requires in-process research and development to be capitalized at fair value as an indefinite-lived intangible asset. SFAS 160 will change the accounting and reporting for minority interests, reporting them as equity separate from the parent entity’s equity, as well as requiring expanded disclosures. SFAS 141(R) and SFAS 160 are effective for financial statements issued for fiscal years beginning after December 15, 2008. The Company is currently assessing the impact that SFAS 141(R) and SFAS 160 will have on its results of operations and financial position.

SFAS 161

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (“SFAS 161”), which requires additional disclosures about the objectives of using derivative instruments, the method by which the derivative instruments and related hedged items are accounted for under FASB Statement No.133 and its related interpretations, and the effect of derivative instruments and related hedged items on financial position, financial performance, and cash flows. SFAS 161 also requires disclosure of the fair values of derivative instruments and their gains and losses in a tabular format. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early adoption encouraged. The Company is currently assessing the impact that the adoption of SFAS 161 will have on its financial statement disclosures.

3.	Business Combinations

Purchase Acquisitions

A summary of the purchase acquisitions for the nine months ended April 26, 2008 is as follows (in millions):

	Purchase Consideration	In-Process R&D Expense	Purchased Intangible Assets	Goodwill
Navini Networks, Inc.	$276	$—	$108	$172
Securent Inc.	75	—	24	56
Other	48	3	11	27

Total	$399	$3	$143	$255

Under the terms of the definitive agreements, the purchase consideration related to the acquisitions completed during the nine months ended April 26, 2008 consisted of cash and fully vested stock options assumed. The purchase consideration for the Company’s acquisitions is also allocated to tangible assets acquired and liabilities assumed. The Consolidated Financial Statements include the operating results of each business from the date of acquisition. Pro forma results of operations for the acquisitions completed during the nine months ended April 26, 2008 have not been presented because the effects of the acquisitions, individually or in the aggregate, were not material to the Company’s financial results.

Purchased Intangible Assets and In-Process Research and Development

The following table presents the amortization of purchased intangible assets and in-process research and development (in millions):

	Three Months Ended		Nine Months Ended
	April 26, 2008	April 28, 2007	April 26, 2008	April 28, 2007
Amortization of purchased intangible assets
Cost of sales	$57	$36	$179	$108
Operating expenses	117	97	350	298

Total	$174	$133	$529	$406

In-process research and development	$—	$1	$3	$7

The Company’s methodology for allocating the purchase price for purchase acquisitions to in-process research and development (“in-process R&D”) is determined through established valuation techniques. In-process R&D is expensed upon acquisition because technological feasibility has not been established and no future alternative uses exist.

The following table presents details of the purchased intangible assets acquired during the nine months ended April 26, 2008 (in millions, except years):

	TECHNOLOGY		CUSTOMER RELATIONSHIPS		OTHER		TOTAL
	Weighted- Average Useful Life (in Years)	Amount	Weighted- Average Useful Life (in Years)	Amount	Weighted- Average Useful Life (in Years)	Amount	Amount
Navini Networks, Inc.	5.0	$95	4.0	$6	1.2	$7	$108
Securent Inc.	5.0	20	4.0	3	3.6	1	24
Other	4.1	11	—	—	—	—	11

Total		$126		$9		$8	$143

The following tables present details of the Company’s purchased intangible assets (in millions):

April 26, 2008	Gross	Accumulated Amortization	Net
Technology	$1,673	$(784)	$889
Customer relationships	1,821	(606)	1,215
Other	246	(169)	77

Total	$3,740	$(1,559)	$2,181

July 28, 2007	Gross	Accumulated Amortization	Net
Technology	$1,546	$(505)	$1,041
Customer relationships	1,812	(421)	1,391
Other	238	(130)	108

Total	$3,596	$(1,056)	$2,540

The estimated future amortization expense of purchased intangible assets as of April 26, 2008 is as follows (in millions):

Fiscal Year	Amount
2008 (remaining three months)	$181
2009	619
2010	502
2011	410
2012	274
Thereafter	195

Total	$2,181

Goodwill

The following table presents the changes in goodwill allocated to the Company’s reportable segments during the nine months ended April 26, 2008 (in millions):

	Balance at July 28, 2007	Acquisitions	Other	Balance at April 26, 2008
United States and Canada	$9,017	$79	$(7)	$9,089
European Markets	1,525	72	50	1,647
Emerging Markets	361	44	—	405
Asia Pacific	420	59	—	479
Japan	798	1	—	799

Total	$12,121	$255	$43	$12,419

In the table above, “Other” primarily includes foreign currency translation and purchase accounting adjustments.

Compensation Expense Related to Acquisitions and Investments

The following table presents the compensation expense related to acquisitions and investments (in millions):

	Three Months Ended		Nine Months Ended
	April 26, 2008	April 28, 2007	April 26, 2008	April 28, 2007
Share-based compensation expense	$22	$8	$67	$27
Cash compensation expense (1)	264	8	292	37

Total	$286	$16	$359	$64

(1)

Cash compensation expense for the three and nine months ended April 26, 2008 includes an accrual of $246 million related to the agreement to purchase the remaining interests in Nuova Systems, Inc. (“Nuova Systems”).

Share-Based Compensation Expense

As of April 26, 2008, the remaining balance of share-based compensation related to acquisitions and investments to be recognized over the vesting periods was approximately $267 million.

Cash Compensation Expense

In connection with the Company’s purchase acquisitions, asset purchases, and acquisitions of variable interest entities, the Company has agreed to pay certain additional amounts in cash contingent upon the achievement of certain agreed-upon technology, development, product, or other milestones, or upon the continued employment with the Company of certain employees of acquired entities. In each case, any additional amounts paid will be recorded as compensation expense. As of April 26, 2008, the Company may be required to recognize future compensation expense pursuant to these agreements of up to $616 million, including the remaining potential amount of additional compensation expense related to Nuova Systems as discussed below.

Nuova Systems, Inc.

In fiscal 2007, the Company made an investment in Nuova Systems, which conducts research and development on data center-related products. This investment included $50 million of funding and a license to certain of the Company’s technology. As a result of this investment, the Company owned approximately 80% of Nuova Systems and has consolidated the results of Nuova Systems in its Consolidated Financial Statements beginning in the first quarter of fiscal 2007.

In connection with this investment, the Company had the right to purchase the remaining interests of approximately 20% in Nuova Systems. During the three months ended April 26, 2008, the Company entered into a merger agreement to purchase the remaining interests in Nuova Systems, which transaction is expected to close in the fourth quarter of fiscal 2008, at which time the minority interest holders will be eligible to receive up to three milestone payments based on agreed-upon formulas. During the three months ended April 26, 2008, the Company recorded a liability of $246 million for compensation expense related to the fair value of amounts that are expected to be earned by the minority interest holders pursuant to a vesting schedule.

Subsequent changes to the fair value of the amounts probable of being earned and the continued vesting will result in adjustments to the recorded compensation expense. The potential amount that could be recorded as compensation expense may be up to a maximum of $678 million, including the amount expensed to date. The compensation is expected to be paid during fiscal 2010 through fiscal 2012.

4.	Balance Sheet Details

The following tables provide details of selected balance sheet items (in millions):

	April 26, 2008	July 28, 2007
Inventories:
Raw materials	$122	$173
Work in process	48	45
Finished goods:
Distributor inventory and deferred cost of sales	486	544
Manufactured finished goods	384	314

Total finished goods	870	858

Service-related spares	198	211
Demonstration systems	41	35

Total	$1,279	$1,322

Property and equipment, net:
Land, buildings, and leasehold improvements	$4,282	$4,022
Computer equipment and related software	1,742	1,605
Production, engineering, and other equipment	4,714	4,264
Operating lease assets	200	181
Furniture and fixtures	425	394

	11,363	10,466

Less accumulated depreciation and amortization	(7,318)	(6,573)

Total	$4,045	$3,893

Other assets:
Deferred tax assets	$1,851	$1,060
Investments in privately held companies	678	643
Income tax receivable	—	277
Lease receivables, net	754	539
Financed service contracts (1)	563	377
Other	487	316

Total	$4,333	$3,212

Deferred revenue:
Service	$5,698	$4,840
Product:
Unrecognized revenue on product shipments and other deferred revenue	2,224	1,769
Cash receipts related to unrecognized revenue from two-tier distributors	668	428

Total product deferred revenue	2,892	2,197

Total	$8,590	$7,037

Reported as:
Current	$6,103	$5,391
Noncurrent	2,487	1,646

Total	$8,590	$7,037

(1)

The current portion of financed service contracts, which was $652 million and $476 million as of April 26, 2008 and July 28, 2007, respectively, is recorded in prepaid expenses and other current assets. These financed service contracts primarily relate to technical support services, and the associated revenue is deferred and recognized ratably over the period during which the services are to be performed, which is typically from one to three years.

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

	April 26, 2008	July 28, 2007
Gross lease receivables	$1,521	$1,140
Unearned income and other allowances	(273)	(212)

Total	$1,248	$928

Reported as:
Current	$494	$389
Noncurrent	754	539

Total	$1,248	$928

Contractual maturities of the gross lease receivables at April 26, 2008 were $179 million in the remaining three months of fiscal 2008, $570 million in fiscal 2009, $386 million in fiscal 2010, $241 million in fiscal 2011, and $145 million in fiscal 2012 and thereafter. Actual cash collections may differ from the contractual maturities due to early customer buyouts, refinancings, or defaults.

6.	Investments

The following tables summarize the Company’s investments (in millions):

April 26, 2008	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Fixed income securities:
U.S. government notes and bonds	$9,068	$117	$(36)	$9,149
Corporate notes, bonds, and asset-backed securities	7,745	51	(105)	7,691
Municipal notes and bonds	1	—	—	1

Total fixed income securities	16,814	168	(141)	16,841
Publicly traded equity securities	840	638	(40)	1,438

Total	$17,654	$806	$(181)	$18,279

July 28, 2007	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Fixed income securities:
U.S. government notes and bonds	$6,919	$29	$(8)	$6,940
Corporate notes, bonds, and asset-backed securities	8,765	7	(57)	8,715
Municipal notes and bonds	1,643	—	(1)	1,642

Total fixed income securities	17,327	36	(66)	17,297
Publicly traded equity securities	901	354	(14)	1,241

Total	$18,228	$390	$(80)	$18,538

The following table summarizes the maturities of the Company’s fixed income securities at April 26, 2008 (in millions):

	Amortized Cost	Fair Value
Less than 1 year	$7,140	$7,161
Due in 1 to 2 years	3,862	3,890
Due in 2 to 5 years	4,823	4,845
Due after 5 years	989	945

Total	$16,814	$16,841

Actual maturities may differ from the contractual maturities because borrowers may have the right to call or prepay certain obligations.

7.	Borrowings

Long-Term Debt

In February 2006, the Company issued $500 million of senior floating interest rate notes due 2009 (the “2009 Notes”), $3.0 billion of 5.25% senior notes due 2011 (the “2011 Notes”), and $3.0 billion of 5.50% senior notes due 2016 (the “2016 Notes”), for an aggregate principal amount of $6.5 billion. The following table summarizes the Company’s long-term debt (in millions, except percentages):

	April 26, 2008		July 28, 2007
	Amount	Effective Rate(1)	Amount	Effective Rate(1)
Senior notes:
Floating-rate notes, due 2009	$500	3.16%	$500	5.44%
5.25% fixed-rate notes, due 2011	3,000	3.12%	3,000	5.56%
5.50% fixed-rate notes, due 2016	3,000	4.34%	3,000	5.79%

Total senior notes	6,500		6,500

Other notes	4		5
Unaccreted discount	(15)		(16)
Hedge accounting adjustment of the carrying amount (1)	426		(81)

Total	$6,915		$6,408

Reported as:
Current portion of long-term debt	$500		$—
Long-term debt	6,415		6,408

Total	$6,915		$6,408

(1)

Upon termination of the interest rate swaps during the three months ended April 26, 2008, the Company received proceeds of $432 million, net of accrued interest, which was recorded as a hedge accounting adjustment of the carrying amount of the fixed-rate debt and is amortized as a reduction to interest expense over the remaining terms of the fixed-rate notes. The effective rates for the 2011 Notes and the 2016 Notes as of April 26, 2008 include the interest on the notes, the amortization of the hedge accounting adjustment and the accretion of the discount. The effective rates for the 2011 Notes and the 2016 Notes as of July 28, 2007 included the variable rate in effect as of the period end on the interest rate swaps including the accretion of the discount.

The 2011 Notes and the 2016 Notes are redeemable by the Company at any time, subject to a make-whole premium. During the three months ended April 26, 2008, the Company reclassified the 2009 Notes of $500 million to current portion of long-term debt. Based on market prices, the fair value of the Company’s long-term debt, including the current portion of long-term debt, was $6.7 billion as of April 26, 2008. The Company was in compliance with all debt covenants as of April 26, 2008.

Interest is payable quarterly on the 2009 Notes and semi-annually on the 2011 Notes and 2016 Notes. Interest expense and cash paid for interest are summarized as follows (in millions):

	Three Months Ended		Nine Months Ended
	April 26, 2008	April 28, 2007	April 26, 2008	April 28, 2007
Interest expense	$68	$94	$255	$283
Cash paid for interest	$177	$181	$362	$354

Credit Facility

On August 17, 2007, the Company entered into a credit agreement with certain institutional lenders that provides for a $3.0 billion unsecured revolving credit facility that is scheduled to expire on August 17, 2012. Any advances under the credit agreement will accrue interest at rates that are equal to, based on certain conditions, either (i) the higher of the Federal Funds rate plus 0.50% or Bank of America’s “prime rate” as announced from time to time, or (ii) LIBOR plus a margin that is based on the Company’s senior debt credit ratings as published by Standard & Poor’s Ratings Services and Moody’s Investors Service, Inc. The credit agreement requires that the Company maintain an interest coverage ratio as defined in the agreement. As of April 26, 2008, the Company was in compliance with the required interest coverage ratio and the Company had not borrowed any funds under the credit facility. The Company may also, upon the agreement of either the then existing lenders or of additional lenders not currently parties to the agreement, increase the commitments under the credit facility up to a total of $5.0 billion, and/or extend the expiration date of the credit facility up to August 15, 2014.

8.	Commitments and Contingencies

Operating Leases

The Company leases office space in several U.S. locations. Outside the United States, larger leased sites include sites in Australia, Belgium, Canada, China, France, Germany, India, Israel, Italy, Japan, and the United Kingdom. Future annual minimum lease payments under all non-cancelable operating leases with an initial term in excess of one year as of April 26, 2008 are as follows (in millions):

Fiscal Year	Amount
2008 (remaining three months)	$77
2009	303
2010	207
2011	167
2012	587
Thereafter	236

Total	$1,577

Purchase Commitments with Contract Manufacturers and Suppliers

The Company purchases components from a variety of suppliers and uses several contract manufacturers to provide manufacturing services for its products. During the normal course of business, in order to manage manufacturing lead times and help ensure adequate component supply, the Company enters into agreements with contract manufacturers and suppliers that either allow them to procure inventory based upon criteria as defined by the Company or that establish the parameters defining the Company’s requirements. In certain instances, these agreements allow the Company the option to cancel, reschedule, and adjust the Company’s requirements based on its business needs prior to firm orders being placed. Consequently, only a portion of the Company’s reported purchase commitments arising from these agreements are firm, non-cancelable, and unconditional commitments. As of April 26, 2008 and July 28, 2007, the Company had total purchase commitments for inventory of $2.7 billion and $2.6 billion, respectively.

In addition to the above, the Company records a liability for firm, non-cancelable, and unconditional purchase commitments for quantities in excess of its future demand forecasts consistent with the valuation of the Company’s excess and obsolete inventory. As of April 26, 2008 and July 28, 2007, the liability for these purchase commitments was $176 million and $168 million, respectively, and was included in other current liabilities.

Compensation Expense Related to Acquisitions and Investments

In connection with the Company’s purchase acquisitions, asset purchases, and acquisitions of variable interest entities, the Company has agreed to pay certain additional amounts in cash contingent upon the achievement of certain agreed-upon technology, development, product, or other milestones; or continued employment with the Company of certain employees of the entity acquired. During the three months ended April 26, 2008, the Company recorded an acquisition-related compensation charge of $246 million related to the Company’s agreement to purchase the minority interest in Nuova Systems. See Note 3.

Other Commitments

As of April 26, 2008, the Company was party to an agreement to invest approximately $700 million in venture funds managed by SOFTBANK Corp. and its affiliates (“SOFTBANK”) that is required to be funded on demand. As of April 26, 2008 and July 28, 2007, the Company had invested $628 million and $616 million, respectively, in the venture funds pursuant to the commitment.

The Company also has certain other funding commitments related to its privately held investments that are based on the achievement of certain agreed-upon milestones. The remaining funding commitments were approximately $218 million and $56 million as of April 26, 2008 and July 28, 2007, respectively.

Variable Interest Entities

In the ordinary course of business, the Company has investments in privately held companies and provides financing to certain customers through its wholly owned subsidiaries, which may be considered to be variable interest entities. The Company has evaluated its investments in these privately held companies and customer financings and determined that there were no significant unconsolidated variable interest entities as of April 26, 2008.

Guarantees and Product Warranties

The following table summarizes the activity related to the product warranty liability during the nine months ended April 26, 2008 and April 28, 2007 (in millions):

	Nine Months Ended
	April 26, 2008	April 28, 2007
Balance at beginning of period	$340	$309
Provision for warranties issued	376	384
Payments	(340)	(355)
Fair value of warranty liability acquired	3	—

Balance at end of period	$379	$338

The Company accrues for warranty costs as part of its cost of sales based on associated material product costs, labor costs for technical support staff, and associated overhead. The products sold are generally covered by a warranty for periods ranging from 90 days to five years, and for some products the Company provides a limited lifetime warranty.

The Company provides guarantees for various third party financing arrangements to channel partners and other customers which could be called upon in the event of non-payment to the third party. As of April 26, 2008, the total maximum potential future payments related to these guarantees was approximately $775 million, of which approximately $555 million was recorded as deferred revenue on the consolidated balance sheet in accordance with revenue recognition policies and FASB Interpretation No.45 (“ FIN 45”).

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

The Company’s remaining arrangements as of April 26, 2008 that were subject to recognition and disclosure requirements under FIN 45 were not material.

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

Foreign Currency Derivatives

The Company’s foreign exchange forward and option contracts are summarized as follows (in millions):

	April 26, 2008		July 28, 2007
	Notional Amount	Fair Value	Notional Amount	Fair Value
Forward contracts:
Purchased	$1,710	$2	$1,601	$1
Sold	$799	$1	$613	$(8)
Option contracts:
Purchased	$955	$50	$652	$24
Sold	$704	$(8)	$310	$(1)

The Company conducts business globally in numerous currencies. As such, it is exposed to adverse movements in foreign currency exchange rates. To limit the exposure related to foreign currency changes, the Company enters into foreign currency contracts. The Company does not enter into foreign exchange forward or option contracts for trading purposes.

The Company enters into foreign exchange forward contracts to reduce the short-term effects of foreign currency fluctuations on foreign currency receivables, investments, and payables. The gains and losses on the foreign exchange forward contracts offset the transaction gains and losses on foreign currency receivables, investments, and payables recognized in earnings. Gains and losses on the contracts are included in other income (loss), net, and offset foreign exchange gains and losses from the revaluation of intercompany balances or other current assets, investments, or liabilities denominated in currencies other than the functional currency of the reporting entity. The Company’s foreign exchange forward contracts related to current assets and liabilities generally range from one to three months in original maturity. Additionally, the Company has entered into foreign exchange forward contracts with maturities of up to two years related to long-term customer financings. The foreign exchange forward contracts related to investments generally have maturities of less than two years. The Company also hedges certain net investments in its foreign subsidiaries with forward contracts which generally have maturities of less than 6 months.

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

Interest Rate Derivatives

The Company’s interest rate derivatives are summarized as follows (in millions):

	April 26, 2008		July 28, 2007
	Notional Amount	Fair Value	Notional Amount	Fair Value
Interest rate swaps, investments	$1,000	$(12)	$1,000	$29
Interest rate swaps, long-term debt	$—	$—	$6,000	$(81)

The Company’s primary objective for holding fixed income securities is to achieve an appropriate investment return consistent with preserving principal and managing risk. To realize these objectives, the Company may utilize interest rate swaps or other derivatives designated as fair value or cash flow hedges.

The Company has entered into $1.0 billion of interest rate swaps designated as fair value hedges of its investment portfolio. Under these interest rate swap contracts, the Company makes fixed-rate interest payments and receives interest payments based on LIBOR. The effect of these swaps is to convert fixed-rate returns to floating-rate returns based on LIBOR for a portion of the Company’s fixed income portfolio. The gains and losses related to changes in the value of the interest rate swaps are included in other income (loss), net, and offset the changes in fair value of the underlying hedged investment. The fair values of the interest rate swaps designated as hedges of the Company’s investments are reflected in prepaid expenses and other current assets or other current liabilities.

In conjunction with its issuance of fixed-rate senior notes in February 2006, the Company entered into $6.0 billion of interest rate swaps designated as fair value hedges of the fixed-rate debt. The effect of these swaps was to convert fixed-rate interest expense to floating-rate interest expense based on LIBOR. During the three months ended April 26, 2008, the Company terminated the $6.0 billion of interest rate swaps, and received proceeds of $432 million, net of accrued interest, which was recorded as a hedge accounting adjustment of the carrying amount of the fixed-rate debt, and is amortized as a reduction to interest expense over the remaining terms of the fixed-rate notes. While such interest rate swaps were in effect, their fair values were reflected in other assets or other long-term liabilities and the gains and losses related to changes in the value of such interest rate swaps were included in other income (loss), net, and offset the changes in fair value of the underlying debt.

Equity Derivatives

The Company’s equity derivatives are summarized as follows (in millions):

	April 26, 2008		July 28, 2007
	Notional Amount	Fair Value	Notional Amount	Fair Value
Forward sale agreements	$135	$12	$458	$1

The Company maintains a portfolio of publicly traded equity securities which are subject to price risk. The Company may hold equity securities for strategic purposes or to diversify the Company’s overall investment portfolio. To manage its exposure to changes in the fair value of certain equity securities, the Company may enter into equity derivatives, including forward sale and option agreements. As of April 26, 2008, the Company had entered into forward sale agreements on certain publicly traded equity securities designated as fair value hedges. The gains and losses due to changes in the value of the hedging instruments are included in other income (loss), net, and offset the change in the fair value of the underlying hedged investment. The fair values of the equity derivatives are reflected in prepaid expenses and other current assets and other current liabilities.

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

Stock Repurchase Program

In September 2001, the Company’s Board of Directors authorized a stock repurchase program. As of April 26, 2008, the Company’s Board of Directors had authorized an aggregate repurchase of up to $62 billion of common stock under this program and the remaining authorized repurchase amount was $9.8 billion with no termination date. The stock repurchase activity under the stock repurchase program during the first nine months of fiscal 2008 is summarized as follows (in millions, except per-share amounts):

Nine Months Ended April 26, 2008	Shares Repurchased	Weighted- Average Price per Share	Amount Repurchased
Cumulative balance at July 28, 2007	2,228	$19.40	$43,229
Repurchase of common stock (1)	318	28.25	9,000

Cumulative balance at April 26, 2008	2,546	$20.51	$52,229

(1)	Includes stock repurchases which were pending settlement as of April 26, 2008.

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

Other Repurchases of Common Stock

The Company also repurchases shares in settlement of employee tax withholding obligations due upon the vesting of restricted stock or stock units.

Comprehensive Income

The components of comprehensive income are as follows (in millions):

	Three Months Ended		Nine Months Ended
	April 26, 2008	April 28, 2007	April 26, 2008	April 28, 2007
Net income	$1,773	$1,874	$6,038	$5,403
Other comprehensive income:
Change in unrealized gains and losses on investments, net of tax	(285)	49	254	158
Other (1)	205	96	287	137

Comprehensive income before minority interest	1,693	2,019	6,579	5,698
Change in minority interest (2)	18	(1)	(53)	(3)

Total	$1,711	$2,018	$6,526	$5,695

(1)	Primarily includes comprehensive income related to foreign currency translation.
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

Employee Stock Purchase Plan

The Company has an Employee Stock Purchase Plan, which includes its sub-plan, the International Employee Stock Purchase Plan (together, the “Purchase Plan”), under which 321.4 million shares of the Company’s stock have been reserved for issuance. Eligible employees may purchase a limited number of shares of the Company’s stock at a discount of up to 15% of the lesser of the market value on the subscription date or the purchase date, which is approximately six months after the subscription date. The Purchase Plan terminates on January 3, 2010. The Company issued 9 million and 10 million shares under the Purchase Plan during the nine months ended April 26, 2008 and April 28, 2007, respectively. As of April 26, 2008, 73 million shares were available for issuance under the Purchase Plan.

Employee Stock Incentive Plans

Stock Incentive Plan Program Description

As of April 26, 2008, the Company had five stock incentive plans: the 2005 Stock Incentive Plan (the “2005 Plan”), the 1996 Stock Incentive Plan (the “1996 Plan”), the 1997 Supplemental Stock Incentive Plan (the “Supplemental Plan”), the Cisco Systems, Inc. SA Acquisition Long-Term Incentive Plan (the “SA Acquisition Plan”), and the Cisco Systems, Inc. WebEx Acquisition Long-Term Incentive Plan (the “WebEx Acquisition Plan”). In addition, the Company has, in connection with the acquisitions of various companies, assumed the share-based awards granted under stock incentive plans of the acquired companies or issued share-based awards in replacement thereof. Share-based awards are designed to reward employees for their long-term contributions to the Company and provide incentives for them to remain with the Company. The number and frequency of share-based awards are based on competitive practices, operating results of the Company, government regulations and the other factors disclosed by the Company in its filings under the Securities Exchange Act of 1934, as amended. Since the inception of the stock incentive plans, the Company has granted stock options to virtually all employees, and the majority has been granted to employees below the vice president level. The Company’s primary stock incentive plans are summarized as follows:

2005 Plan

As amended on November 15, 2007, the maximum number of shares issuable under the 2005 Plan over its term is 559 million shares plus the amount of any shares underlying awards outstanding on November 15, 2007 under the 1996 Plan, the SA Acquisition Plan and the WebEx Acquisition Plan that are forfeited or are terminated for any other reason before being exercised or settled. However, any shares underlying awards outstanding on November 15, 2007 under the 1996 Plan, the SA Acquisition Plan, and the WebEx Acquisition Plan that expire unexercised at the end of their maximum terms will not be considered to become available for reissuance under the 2005 Plan. If any awards granted under the 2005 Plan are forfeited or are terminated for any other reason before being exercised or settled, then the shares underlying the awards will again be available under the 2005 Plan. This maximum number will be reduced by a ratio of 2.5 shares for each share awarded as stock grants or stock units. The 2005 Plan permits the granting of stock options, stock, stock units, and stock appreciation rights to employees (including employee directors and officers) and consultants of the Company and its subsidiaries and affiliates, and non-employee directors of the Company. Stock options granted under the 2005 Plan have an exercise price of at least 100% of the fair market value of the underlying stock on the grant date and expire no later than nine years from the grant date. The stock options will generally become exercisable for 20% of the option shares one year from the date of grant and then ratably over the following 48 months. Stock grants and stock units will generally vest with respect to 20% of the shares covered by the grant on each of the first through fifth anniversaries of the date of the grant. The Compensation and Management Development Committee of the Board of Directors has the discretion to use different vesting schedules. Stock appreciation rights may be awarded in combination with stock options or stock grants and such awards shall provide that the stock appreciation rights will not be exercisable unless the related stock options or stock grants are forfeited. Stock grants may be awarded in combination with non-statutory stock options, and such awards may provide that the stock grants will be forfeited in the event that the related non-statutory stock options are exercised.

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

Dilutive Effect of Stock Options

Weighted-average basic and diluted shares outstanding for the nine months ended April 26, 2008 were 6.0 billion shares and 6.2 billion shares, respectively. For the nine months ended April 26, 2008, the dilutive effect of in-the-money employee stock options was approximately 187 million shares or 3.1% of the basic shares outstanding based on the Company’s average share price of $27.97.

The following table illustrates grant dilution computed based on net options granted as a percentage of shares of common stock outstanding at period end (in millions, except percentages):

	Nine Months Ended
	April 26, 2008	April 28, 2007
Shares of common stock outstanding	5,912	6,054

Granted and assumed	148	175
Canceled/forfeited/expired	(84)	(40)

Net stock options granted	64	135

Grant dilution	1.1%	2.2%

General Share-Based Award Information

A summary of share-based award activity is as follows (in millions, except per-share amounts):

		STOCK OPTIONS OUTSTANDING
	Share-Based Awards Available for Grant	Number Outstanding	Weighted- Average Exercise Price per Share
BALANCE AT JULY 29, 2006	464	1,446	$25.08
Granted and assumed	(206)	206	23.32
Exercised	—	(309)	16.00
Canceled/forfeited/expired	19	(54)	34.04
Restricted stock and other share-based awards, excluding stock options	(7)	—	—
Additional shares reserved	24	—	—

BALANCE AT JULY 28, 2007	294	1,289	26.60
Granted and assumed	(148)	148	31.56
Exercised (1)	—	(122)	18.78
Canceled/forfeited/expired	15	(84)	30.30
Restricted stock and other share-based awards, excluding stock options (2)	(11)	—	—
Additional shares reserved	211	—	—

BALANCE AT APRIL 26, 2008	361	1,231	$27.71

(1)	The total pretax intrinsic value of stock options exercised during the nine months ended April 26, 2008 was $1.4 billion.
(2)

Amounts represent restricted stock and other share-based awards granted and assumed. The Company had total shares of restricted stock and restricted stock units outstanding of 15 million and 11 million as of April 26, 2008 and July 28, 2007, respectively. Share-based awards available for grant are reduced by a ratio of 2.5 shares for each share awarded as stock grants or pursuant to stock units from the 2005 Plan subsequent to November 15, 2007.

The following table summarizes significant ranges of outstanding and exercisable options as of April 26, 2008 (in millions, except years and per-share amounts):

Range of Exercise Prices	Number Outstanding	Weighted- Average Remaining Contractual Life (in Years)	Weighted- Average Exercise Price per Share	Aggregate Intrinsic Value	Number Exercisable	Weighted- Average Exercise Price per Share	Aggregate Intrinsic Value
$ 0.01 – 15.00	98	3.93	$11.17	$1,415	87	$11.29	$1,237
15.01 – 18.00	199	5.19	17.28	1,655	124	16.96	1,070
18.01 – 20.00	266	4.80	19.22	1,697	195	19.22	1,242
20.01 – 25.00	228	6.20	22.44	719	108	22.03	385
25.01 – 30.00	48	6.49	27.09	1	16	27.20	1
30.01 – 35.00	137	7.98	32.16	—	7	32.22	—
35.01 – 50.00	24	0.96	40.02	—	24	40.02	—
50.01 – 72.56	231	1.13	54.89	—	231	54.89	—

Total	1,231	4.71	$27.71	$5,487	792	$29.73	$3,935

The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based on the Company’s closing stock price of $25.60 as of April 25, 2008, which would have been received by the option holders had those option holders exercised their options as of that date. The total number of in-the-money stock options exercisable as of April 26, 2008 was 515 million. As of July 28, 2007, 829 million outstanding stock options were exercisable and the weighted-average exercise price was $30.13.

Valuation and Expense Information Under SFAS 123(R)

Share-based compensation expense recognized under Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment”, (“SFAS 123(R)”) consists primarily of expenses for employee stock options, employee stock purchase rights, employee restricted stock and employee restricted stock units. The following table summarizes share-based compensation expense as follows (in millions):

	Three Months Ended		Nine Months Ended
	April 26, 2008	April 28, 2007	April 26, 2008	April 28, 2007
Cost of sales—product	$10	$10	$30	$33
Cost of sales—service	27	25	80	79

Employee share-based compensation expense in cost of sales	37	35	110	112

Research and development	78	75	224	223
Sales and marketing	114	101	324	294
General and administrative	39	26	109	80

Employee share-based compensation expense in operating expenses	231	202	657	597

Total employee share-based compensation expense (1)(2)(3)	$268	$237	$767	$709

(1)

As of April 26, 2008, total compensation cost related to unvested share-based awards including share-based compensation relating to acquisitions and investments, not yet recognized was $3.6 billion, which is expected to be recognized over approximately 3.6 years on a weighted-average basis.

(2)

Share-based compensation expense of $22 million and $67 million related to acquisitions and investments for the three and nine months ended April 26, 2008, respectively, and $8 million and $27 million for the three and nine months ended April 28, 2007, respectively, is disclosed in Note 3 and is not included in the above table.

(3)

The income tax benefit for share-based compensation expense was $87 million and $247 million for the three and nine months ended April 26, 2008, respectively, and $102 million and $265 million for the three and nine months ended April 28, 2007, respectively.

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

The weighted-average assumptions, using the lattice-binomial model, and the weighted-average expected life and estimated value of employee stock options are summarized as follows:

	Three Months Ended		Nine Months Ended
	April 26, 2008	April 28, 2007	April 26, 2008	April 28, 2007
Employee stock options:
Expected volatility	35.3%	26.3%	31.0%	25.8%
Risk-free interest rate	3.1%	4.6%	4.3%	4.6%
Expected dividend	0.0%	0.0%	0.0%	0.0%
Kurtosis	4.6	4.6	4.6	4.5
Skewness	(0.80)	(0.80)	(0.80)	(0.80)

Weighted-average expected life (in years)	6.2	6.7	6.3	6.7
Weighted-average estimated value (per option share)	$6.98	$8.21	$9.75	$7.01

The weighted-average assumptions, using the lattice-binomial model, and the weighted-average expected life and estimated value of employee stock purchase rights with subscription dates in the indicated periods are summarized as follows:

	Nine Months Ended
	April 26, 2008	April 28, 2007
Employee stock purchase rights:
Expected volatility	33.0%	26.2%
Risk-free interest rate	3.3%	5.1%
Expected dividend	0.0%	0.0%

Weighted-average expected life (in years)	0.5	0.5
Weighted-average estimated value (per share)	$6.58	$6.45

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

11.	Income Taxes

The following table provides details of income taxes (in millions, except percentages):

	Three Months Ended		Nine Months Ended
	April 26, 2008	April 28, 2007	April 26, 2008	April 28, 2007
Effective tax rate	23.2%	22.5%	20.2%	22.0%
Cash paid for income taxes	$590	$353	$1,992	$1,312

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

In connection with the regular examination of the Company’s federal income tax returns for fiscal years ended July 27, 2002 through July 31, 2004, the IRS proposed certain adjustments related to the Company’s international operations. In the first quarter of fiscal 2008, the Company and the IRS agreed to a settlement with respect to certain tax issues related to U.S. income inclusions arising from the Company’s international operations for fiscal years ended July 27, 2002 through July 29, 2006. As a result of the settlement, the Company reduced income taxes payable and recorded a net tax benefit of $162 million including related interest in the first quarter of fiscal 2008. The Company’s federal income tax returns for fiscal years ended July 27, 2002 through July 31, 2004 continue to be under examination and the IRS has proposed other adjustments which are not covered under the settlement agreement. The Company believes that adequate amounts have been reserved for any adjustments which may ultimately result from these examinations. With limited exceptions, the Company is no longer subject to state and local or foreign income tax audits through fiscal year 1997. The Company is no longer subject to U.S. federal income tax audit through fiscal 2001.

As a result of the settlement of certain tax matters with the IRS during the first quarter of fiscal 2008, the amount of gross unrecognized tax benefits was reduced by approximately $1.0 billion. The total amount of gross unrecognized tax benefits was $2.4 billion as of April 26, 2008, of which $1.9 billion would affect the effective tax rate if realized. The Company’s policy to include interest and penalties related to income taxes, including unrecognized tax benefits, within the provision for income taxes did not change as a result of implementing FIN 48. As of the date of adoption of FIN 48, the Company had accrued $183 million in income taxes payable for the payment of interest and penalties. As a result of the IRS settlement, the Company reduced the amount of accrued interest by $39 million in the first quarter of fiscal 2008. Although timing of the resolution of audits is highly uncertain, the Company does not believe it is reasonably possible that the total amounts of unrecognized tax benefits will materially change in the next 12 months.

The effective tax rate for the nine months ended April 26, 2008 also reflects non-deductible compensation expense related to the Company’s agreement to purchase the minority interest in Nuova Systems, tax costs related to an intercompany realignment of certain of the Company’s foreign operations, and a tax benefit related to the U.S. federal R&D tax credit which expired on December 31, 2007. The effective tax rate for the nine months ended April 28, 2007 included a tax benefit related to the reinstatement of the U.S. federal R&D tax credit which was attributable to R&D expenses incurred from January 1, 2006 through April 28, 2007.

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

Summarized financial information by theater for the three and nine months ended April 26, 2008 and April 28, 2007, based on the Company’s internal management system and as utilized by the CODM, is as follows (in millions):

	Three Months Ended		Nine Months Ended
	April 26, 2008	April 28, 2007	April 26, 2008	April 28, 2007
Net sales:
United States and Canada (1)	$5,112	$4,870	$15,858	$14,167
European Markets	2,149	1,964	6,038	5,435
Emerging Markets	1,125	780	3,217	2,311
Asia Pacific	1,037	921	3,062	2,589
Japan	368	331	1,001	987

Total	$9,791	$8,866	$29,176	$25,489

Gross margin:
United States and Canada	$3,311	$3,130	$10,452	$9,118
European Markets	1,431	1,272	3,976	3,562
Emerging Markets	717	484	1,975	1,464
Asia Pacific	682	599	1,997	1,661
Japan	258	233	707	683

Theater total	6,399	5,718	19,107	16,488

Unallocated corporate items (2)	(94)	(71)	(289)	(220)

Total	$6,305	$5,647	$18,818	$16,268

(1)

Net sales in the United States were $4.8 billion and $4.6 billion for the three months ended April 26, 2008 and April 28, 2007, respectively. Net sales in the United States were $15.0 billion and $13.4 billion for the nine months ended April 26, 2008 and April 28, 2007, respectively.

(2)

The unallocated corporate items for the three and nine months ended April 26, 2008 and April 28, 2007 include the effects of amortization of purchased intangible assets and share-based compensation expense.

The following table presents net sales for groups of similar products and services (in millions):

	Three Months Ended		Nine Months Ended
	April 26, 2008	April 28, 2007	April 26, 2008	April 28, 2007
Net sales:
Routers	$2,017	$1,766	$5,870	$5,035
Switches	3,195	3,089	9,824	9,132
Advanced technologies	2,418	2,072	7,181	5,862
Other	569	554	1,584	1,491

Product	8,199	7,481	24,459	21,520
Service	1,592	1,385	4,717	3,969

Total	$9,791	$8,866	$29,176	$25,489

The Company refers to some of its products and technologies as advanced technologies. As of April 26, 2008, the Company had identified the following advanced technologies for particular focus: application networking services, home networking, security, storage area networking, unified communications, video systems, and wireless technology. The Company continues to identify additional advanced technologies for focus and investment in the future, and the Company’s investments in some previously identified advanced technologies may be curtailed or eliminated depending on market developments.

The majority of the Company’s assets as of April 26, 2008 and July 28, 2007 were attributable to its U.S. operations. For the three and nine months ended April 26, 2008 and April 28, 2007, no single customer accounted for 10% or more of the Company’s net sales.

Property and equipment information is based on the physical location of the assets. The following table presents property and equipment information for geographic areas (in millions):

	April 26, 2008	July 28, 2007
Property and equipment, net:
United States	$3,401	$3,340
International	644	553

Total	$4,045	$3,893

13.	Net Income per Share

The following table presents the calculation of basic and diluted net income per share (in millions, except per-share amounts):

	Three Months Ended		Nine Months Ended
	April 26, 2008	April 28, 2007	April 26, 2008	April 28, 2007
Net income	$1,773	$1,874	$6,038	$5,403

Weighted-average shares — basic	5,942	6,034	6,014	6,052
Effect of dilutive potential common shares	127	210	188	203

Weighted-average shares — diluted	6,069	6,244	6,202	6,255

Net income per share — basic	$0.30	$0.31	$1.00	$0.89

Net income per share — diluted	$0.29	$0.30	$0.97	$0.86

Antidilutive employee stock options	649	480	557	543

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

Our results for the first nine months of fiscal 2008 reflected increases in net sales, net income, and net income per diluted share from the corresponding period of fiscal 2007, as we achieved balanced year-over-year revenue growth from our five geographic theaters, our customer markets, and our products and services. We believe this balance is attributable in part to the successful implementation of our strategy. Net income decreased by 5% and increased by 12% during the third quarter and first nine months of fiscal 2008, respectively, compared with the corresponding periods of fiscal 2007, while net income per diluted share decreased by 3% and increased by 13% during the third quarter and first nine months of fiscal 2008, respectively, compared with the corresponding periods of fiscal 2007. Our results for the third quarter and first nine months of fiscal 2008 included an acquisition-related compensation charge of $246 million related to our agreement to purchase the minority interest in Nuova Systems. Our results for the first nine months of fiscal 2008 included a net tax benefit of $162 million from a settlement of certain U.S. income tax matters which was recorded in the first quarter of fiscal 2008.

During the third quarter of fiscal 2008, we observed unfavorable economic and market conditions, primarily in the United States, that may have resulted in reduced levels of information technology-related capital spending. As we enter the fourth quarter, we continue to see uncertain market conditions, especially in the United States, which could contribute to slower revenue growth. These conditions could adversely affect our operating results. However, we believe that our strategy and our ability to innovate and execute may enable us to improve our relative competitive position in difficult business conditions and may continue to provide us with long-term growth opportunities.

Revenue

Net sales increased by 10.4% and 14.5% during the third quarter and first nine months of fiscal 2008, respectively, compared with the corresponding periods of fiscal 2007. Revenue increased in each of our five geographic theaters, and in each of our customer markets, in the third quarter and the first nine months of fiscal 2008 compared with the corresponding periods of fiscal 2007. During the third quarter of fiscal 2008, we experienced slower year-over-year growth in sales to the service provider market in the United States and sales to the enterprise market were relatively flat year-over-year in the United States. Revenue for the Emerging Markets theater significantly increased during the third quarter of fiscal 2008 compared with the third quarter of fiscal 2007, due to higher shipments and recognition of previously deferred revenue. Net sales for the Emerging Markets theater may fluctuate in future periods due, among other things, to the impact of revenue recognition-related factors. Revenue for the Asia Pacific, Japan and European Markets theaters increased during the third quarter of fiscal 2008 as we continued to see our customers invest in communications and information technology.

The increase in our revenue also reflects balance across our products and services. The largest proportion of the increase in net product sales during the third quarter and first nine months of fiscal 2008 was related to higher sales of advanced technologies. Sales of our advanced technologies, which represented a larger proportion of our net product sales than routing, increased by approximately 17% and 23% during the third quarter and first nine months of fiscal 2008, respectively, due to strength in sales of our unified communications and video systems products. The increase in our sales of advanced technologies reflects our balanced product portfolio and our efforts to constantly innovate and evolve into new markets and product adjacencies.

In the third quarter and first nine months of fiscal 2008, we also experienced strength in sales of our routing products, led by our high-end routers. The increase in switching revenue during both periods was led by higher sales of our fixed-configuration switches. We also have been focused on expanding our service model. In the third quarter and first nine months of fiscal 2008, our net service revenue increased by approximately 15% and 19%, respectively, compared with the corresponding periods of fiscal 2007. Our service and support strategy seeks to capitalize on increased globalization, and we believe this strategy, along with our architectural approach, has the potential to further differentiate us from competitors.

Operating Margin

In the third quarter and first nine months of fiscal 2008, our gross margin percentage increased when compared with the corresponding periods of fiscal 2007. The increase was primarily due to lower manufacturing costs and higher shipment volume, partially offset by higher sales discounts, rebates, and product pricing. Operating expenses during the third quarter and first nine months of fiscal 2008 increased in both absolute dollars and as a percentage of revenue as compared with the corresponding periods of fiscal 2007. Our headcount increased during the first nine months of fiscal 2008, reflecting investments in sales and research and development (R&D), investments in our service business, and acquisitions. In addition, unfavorable foreign currency exchange rates increased our operating expenses.

Other Financial Highlights

During the first nine months of fiscal 2008, we generated cash flows from operations of $8.6 billion. Our cash and cash equivalents and investments were $24.4 billion at the end of the third quarter of fiscal 2008, compared with $22.3 billion at the end of fiscal 2007. We repurchased 318 million shares of our common stock during the first nine months of 2008 for $9.0 billion. Days sales outstanding in accounts receivable (DSO) at the end of the third quarter of fiscal 2008 increased to 39 days, compared with 38 days at the end of fiscal 2007. Our inventory balance was $1.3 billion at the end of the third quarter of fiscal 2008 and at the end of fiscal 2007. Annualized inventory turns were 11.0 in the third quarter of fiscal 2008, compared with 10.3 in the fourth quarter of fiscal 2007. Our purchase commitments with contract manufacturers and suppliers were $2.7 billion at the end of the third quarter of fiscal 2008, compared with $2.6 billion at the end of fiscal 2007.

Focus Areas

We believe our growth was attributable to the continued deployment by customers of our end-to-end architecture and the convergence of data, voice, video, and mobility into IP networks, together with our differentiated strategy and execution. In addition, our balance across product areas, customer markets and geographic segments contributed to our growth and strong financial position. We believe that video applications, including IPTV, Cisco TelePresence, unified communications, physical security and other video products, have the potential to accelerate the growth of bandwidth demands and to increase loads on networks, which may require upgrades to existing networks. We delivered several new products during the quarter, and we are pleased with the breadth and depth of our innovation across all aspects of our business and the impact that we believe it will have on our long-term prospects. In addition, we have continued to focus on expanding our presence in the Emerging Markets theater.

The investments we have made and our architectural approach are based on the belief that collaboration and networked Web 2.0 technologies that enable user collaboration, including such technologies as unified communications and Cisco TelePresence, and the increased use of the network as the platform for all forms of communications and information technology will create new market opportunities for us. As part of the second major phase of the Internet, we believe the industry is evolving as both personal and business process collaboration enabled by networked Web 2.0 technologies help to increase innovation and productivity. We will endeavor to lead this market transition from products to processes through product development, in the marketplace, and through our own internal adoption and utilization.

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

Contracts, Internet commerce agreements, and customer purchase orders are generally used to determine the existence of an arrangement. Shipping documents and customer acceptance, when applicable, are used to verify delivery. We assess whether the fee is fixed or determinable based on the payment terms associated with the transaction and whether the sales price is subject to refund or adjustment. We assess collectibility based primarily on the creditworthiness of the customer as determined by credit checks and analysis, as well as the customer’s payment history. When a sale involves multiple elements, such as sales of products that include services, the entire fee from the arrangement is allocated to each respective element based on its relative fair value and recognized when revenue recognition criteria for each element are met. The amount of product and service revenue recognized is affected by our judgment as to whether an arrangement includes multiple elements and, if so, whether vendor-specific objective evidence of fair value exists. Changes to the elements in an arrangement and our ability to establish vendor-specific objective evidence for those elements could affect the timing of the revenue recognition. Revenue deferrals relate to the timing of revenue recognition for specific transactions based on financing arrangements, service, support, and other factors. Financing arrangements may include sales-type and operating leases, loans, and guarantees of third-party financing. Our total deferred revenue for products was $2.9 billion and $2.2 billion as of April 26, 2008 and July 28, 2007, respectively. Technical support services revenue is deferred and recognized ratably over the period during which the services are to be performed, which is typically from one to three years. Advanced services revenue is recognized upon delivery or completion of performance. Our total deferred revenue for services was $5.7 billion and $4.8 billion as of April 26, 2008 and July 28, 2007, respectively.

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

Allowance for Doubtful Accounts and Sales Returns

Our accounts receivable balance, net of allowance for doubtful accounts, was $4.2 billion and $4.0 billion as of April 26, 2008 and July 28, 2007, respectively. The allowance for doubtful accounts was $183 million, or 4.2% of the gross accounts receivable balance, as of April 26, 2008, and $166 million, or 4.0% of the gross accounts receivable balance, as of July 28, 2007. The allowance is based on our assessment of the collectibility of customer accounts. We regularly review the allowance by considering factors such as historical experience, credit quality, age of the accounts receivable balances, and current economic conditions that may affect a customer’s ability to pay.

Our provision for doubtful accounts was $34 million and $6 million for the first nine months of fiscal 2008 and 2007, respectively. If a major customer’s creditworthiness deteriorates, or if actual defaults are higher than our historical experience, or if other circumstances arise, our estimates of the recoverability of amounts due to us could be overstated, and additional allowances could be required, which could have an adverse impact on our revenue.

A reserve for future sales returns is established based on historical trends in product return rates. The reserve for future sales returns as of April 26, 2008 and July 28, 2007 was $88 million and $74 million, respectively, and was recorded as a reduction of our accounts receivable. If the actual future returns were to deviate from the historical data on which the reserve had been established, our revenue could be adversely affected.

Inventory Valuation and Liability for Purchase Commitments with Contract Manufacturers and Suppliers

Our inventory balance was $1.3 billion as of April 26, 2008 and July 28, 2007. Inventory is written down based on excess and obsolete inventories determined primarily by future demand forecasts. Inventory write-downs are measured as the difference between the cost of the inventory and market based upon assumptions about future demand, and are charged to the provision for inventory, which is a component of our cost of sales. At the point of the loss recognition, a new, lower cost basis for that inventory is established, and subsequent changes in facts and circumstances do not result in the restoration or increase in that newly established cost basis.

In addition, we record a liability for firm, non-cancelable, and unconditional purchase commitments with contract manufacturers and suppliers for quantities in excess of our future demand forecasts consistent with the valuation of our excess and obsolete inventory. As of April 26, 2008, the liability for these purchase commitments was $176 million, compared with $168 million as of July 28, 2007, and was included in other current liabilities.

Our provision for inventory was $83 million and $173 million for the first nine months of fiscal 2008 and 2007, respectively. The provision for the liability related to purchase commitments with contract manufacturers and suppliers was $75 million and $24 million for the first nine months of fiscal 2008 and 2007, respectively. If there were to be a sudden and significant decrease in demand for our products, or if there were a higher incidence of inventory obsolescence because of rapidly changing technology and customer requirements, we could be required to increase our inventory write-downs and our liability for purchase commitments with contract manufacturers and suppliers and gross margin could be adversely affected. Inventory and supply chain management remain areas of focus as we balance the need to maintain supply chain flexibility to help ensure competitive lead times with the risk of inventory obsolescence.

Warranty Costs

The liability for product warranties, included in other current liabilities, was $379 million as of April 26, 2008, compared with $340 million as of July 28, 2007. See Note 8 to the Consolidated Financial Statements. Our products are generally covered by a warranty for periods ranging from 90 days to five years, and for some products we provide a limited lifetime warranty. We accrue for warranty costs as part of our cost of sales based on associated material costs, technical support labor costs, and associated overhead. Material cost is estimated based primarily upon historical trends in the volume of product returns within the warranty period and the cost to repair or replace the equipment. Technical support labor cost is estimated based primarily upon historical trends in the rate of customer cases and the cost to support the customer cases within the warranty period. Overhead cost is applied based on estimated time to support warranty activities.

The provision for product warranties issued during the first nine months of fiscal 2008 and 2007 was $376 million and $384 million, respectively. If we experience an increase in warranty claims compared with our historical experience, or if the cost of servicing warranty claims is greater than expected, our gross margin could be adversely affected.

Share-Based Compensation Expense

Share-based compensation expense recognized under SFAS 123(R) was as follows (in millions):

	Three Months Ended		Nine Months Ended
	April 26, 2008	April 28, 2007	April 26, 2008	April 28, 2007
Employee share-based compensation expense	$268	$237	$767	$709
Share-based compensation expense related to acquisitions and investments	22	8	67	27

Total	$290	$245	$834	$736

Upon adoption of SFAS 123(R), we began estimating the value of employee stock options on the date of grant using a lattice-binomial model. Prior to the adoption of SFAS 123(R), the value of each employee stock option was estimated on the date of grant using the Black-Scholes model. See Note 10 to the Consolidated Financial Statements for additional information. The determination of fair value of share-based payment awards on the date of grant using an option-pricing model is affected by our stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, the expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviors. The use of a lattice-binomial model requires extensive actual employee exercise behavior data and a number of complex assumptions including expected volatility, risk-free interest rate, expected dividends, kurtosis, and skewness. The weighted-average assumptions, using the lattice-binomial model, and the weighted-average estimated value of employee stock options are summarized as follows:

	Three Months Ended		Nine Months Ended
	April 26, 2008	April 28, 2007	April 26, 2008	April 28, 2007
Weighted-average assumptions:
Expected volatility	35.3%	26.3%	31.0%	25.8%
Risk-free interest rate	3.1%	4.6%	4.3%	4.6%
Expected dividend	0.0%	0.0%	0.0%	0.0%
Kurtosis	4.6	4.6	4.6	4.5
Skewness	(0.80)	(0.80)	(0.80)	(0.80)
Weighted-average estimated value (per option share)	$6.98	$8.21	$9.75	$7.01

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

Investment Impairments

Our fixed income and publicly traded equity securities are reflected in the Consolidated Balance Sheets at a fair value of $18.3 billion as of April 26, 2008, compared with $18.5 billion as of July 28, 2007. See Note 6 to the Consolidated Financial Statements. We recognize an impairment charge when the declines in the fair values of our fixed income or publicly traded equity securities below their cost basis are judged to be other-than-temporary. The ultimate value realized on these securities, to the extent unhedged, is subject to market price volatility until they are sold. We consider various factors in determining whether we should recognize an impairment charge, including the length of time and extent to which the fair value has been less than our cost basis, the financial condition and near-term prospects of the investee, and our intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value. Our ongoing consideration of these factors could result in additional impairment charges in the future, which could adversely affect our net income. There were no impairment charges on investments in fixed income or publicly held companies during the first nine months of either fiscal 2008 or fiscal 2007.

We also have investments in privately held companies, some of which are in the startup or development stages. As of April 26, 2008, our investments in privately held companies were $678 million, compared with $643 million as of July 28, 2007, and were included in other assets. See Note 4 to the Consolidated Financial Statements. We monitor these investments for impairment and make appropriate reductions in carrying values if we determine that an impairment charge is required, based primarily on the financial condition and near-term prospects of these companies. These investments are inherently risky because the markets for the technologies or products these companies are developing are typically in the early stages and may never materialize. Our impairment charges on investments in privately held companies were not material during the first nine months of either fiscal 2008 or fiscal 2007.

Goodwill Impairments

Our methodology for allocating the purchase price relating to purchase acquisitions is determined through established valuation techniques. Goodwill is measured as the excess of the cost of acquisition over the sum of the amounts assigned to tangible and identifiable intangible assets acquired less liabilities assumed. We perform goodwill impairment tests on an annual basis and between annual tests in certain circumstances for each reporting unit. The goodwill recorded in the Consolidated Balance Sheets as of April 26, 2008 and July 28, 2007 was $12.4 billion and $12.1 billion, respectively. In response to changes in industry and market conditions, we could be required to strategically realign our resources and consider restructuring, disposing of, or otherwise exiting businesses, which could result in an impairment of goodwill. There was no impairment of goodwill in the first nine months of fiscal 2008 or fiscal 2007.

Income Taxes

We are subject to income taxes in both the United States and numerous foreign jurisdictions. Our effective tax rates differ from the statutory rate primarily due to the tax impact of foreign operations, R&D tax credits, state taxes, non-deductible compensation, and tax audit settlements. The effective tax rate was 23.2% in the third quarter of fiscal 2008 and 20.2% for the first nine months of fiscal 2008. The effective tax rate was 22.5% in the third quarter of fiscal 2007 and 22.0% for the first nine months of fiscal 2007.

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

Our provision for income taxes is subject to volatility and could be adversely impacted by earnings being lower than anticipated in countries that have lower tax rates and higher than anticipated in countries that have higher tax rates; by changes in the valuation of our deferred tax assets and liabilities; by expiration of or lapses in the R&D tax credit laws; by transfer pricing adjustments including the post-acquisition integration of purchased intangible assets from certain acquisitions into our intercompany R&D cost sharing arrangement; by tax effects of non-deductible compensation; by tax costs related to intercompany realignments; or by changes in tax laws, regulations, accounting principles, including accounting for uncertain tax positions, or interpretations thereof. Significant judgment will be required to determine the recognition and measurement attribute prescribed in FIN 48. In addition, FIN 48 applies to all income tax positions, including the potential recovery of previously paid taxes, which if settled unfavorably could adversely affect our provision for income taxes or additional paid-in capital. Further, as a result of certain of our ongoing employment and capital investment actions and commitments, our income in certain countries is subject to reduced tax rates, and in some cases is wholly exempt from tax. Our failure to meet these commitments could adversely affect our provision for income taxes. In addition, we are subject to the continuous examination of our income tax returns by the Internal Revenue Service and other tax authorities. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes. There can be no assurance that the outcomes from these continuous examinations will not have an adverse impact on our operating results and financial condition.

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

Net Sales

The following table presents the breakdown of net sales between product and service revenue (in millions, except percentages):

	Three Months Ended				Nine Months Ended
	April 26, 2008	April 28, 2007	Variance in Dollars	Variance in Percent	April 26, 2008	April 28, 2007	Variance in Dollars	Variance in Percent
Net sales:
Product	$8,199	$7,481	$718	9.6%	$24,459	$21,520	$2,939	13.7%
Service	1,592	1,385	207	14.9%	4,717	3,969	748	18.8%

Total	$9,791	$8,866	$925	10.4%	$29,176	$25,489	$3,687	14.5%

Net sales, which include product and service revenue, for each theater are summarized in the following table (in millions, except percentages):

	Three Months Ended				Nine Months Ended
	April 26, 2008	April 28, 2007	Variance in Dollars	Variance in Percent	April 26, 2008	April 28, 2007	Variance in Dollars	Variance in Percent
Net sales:
United States and Canada	$5,112	$4,870	$242	5.0%	$15,858	$14,167	$1,691	11.9%
Percentage of net sales	52.2%	54.9%			54.4%	55.5%
European Markets	2,149	1,964	185	9.4%	6,038	5,435	603	11.1%
Percentage of net sales	21.9%	22.2%			20.7%	21.3%
Emerging Markets	1,125	780	345	44.2%	3,217	2,311	906	39.2%
Percentage of net sales	11.5%	8.8%			11.0%	9.1%
Asia Pacific	1,037	921	116	12.6%	3,062	2,589	473	18.3%
Percentage of net sales	10.6%	10.4%			10.5%	10.2%
Japan	368	331	37	11.2%	1,001	987	14	1.4%
Percentage of net sales	3.8%	3.7%			3.4%	3.9%

Total	$9,791	$8,866	$925	10.4%	$29,176	$25,489	$3,687	14.5%

For the third quarter and first nine months of fiscal 2008, net sales increased across our five geographic theaters compared with the corresponding periods of fiscal 2007, as we experienced increased information technology-related capital spending. Our sales also benefited from our entry into new markets and the development of adjacent product offerings.

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

Net Product Sales by Theater

The following table presents the breakdown of net product sales by theater (in millions, except percentages):

	Three Months Ended				Nine Months Ended
	April 26, 2008	April 28, 2007	Variance in Dollars	Variance in Percent	April 26, 2008	April 28, 2007	Variance in Dollars	Variance in Percent
Net product sales:
United States and Canada	$4,060	$3,903	$157	4.0%	$12,676	$11,386	$1,290	11.3%
Percentage of net product sales	49.5%	52.2%			51.8%	52.9%
European Markets	1,886	1,758	128	7.3%	5,274	4,847	427	8.8%
Percentage of net product sales	23.0%	23.5%			21.6%	22.5%
Emerging Markets	1,010	703	307	43.7%	2,912	2,101	811	38.6%
Percentage of net product sales	12.3%	9.4%			11.9%	9.8%
Asia Pacific	924	824	100	12.1%	2,732	2,313	419	18.1%
Percentage of net product sales	11.3%	11.0%			11.2%	10.7%
Japan	319	293	26	8.9%	865	873	(8)	(0.9)%
Percentage of net product sales	3.9%	3.9%			3.5%	4.1%

Total	$8,199	$7,481	$718	9.6%	$24,459	$21,520	$2,939	13.7%

United States and Canada

Net product sales in the United States and Canada theater during the third quarter and first nine months of fiscal 2008 increased compared with the corresponding periods of fiscal 2007; however, during the third quarter of fiscal 2008, we experienced slower growth in net product sales due to unfavorable economic and market conditions.

During the third quarter of fiscal 2008, we experienced slower year-over-year growth in sales to the service provider market in the United States due to lower spending by a few large customers, after experiencing higher year-over-year growth during the first six months of fiscal 2008. In the enterprise market, our product sales were relatively flat during the third quarter and first nine months of fiscal 2008 compared with the corresponding periods in fiscal 2007. Our overall growth in the United States continues to be slower due to the uncertain macroeconomic environment and its impact on information technology spending. Sales to the U.S. federal government increased in the third quarter and first nine months of fiscal 2008 compared with the corresponding periods of fiscal 2007. The commercial market experienced an increase in net product sales in the third quarter and first nine months of fiscal 2008 compared with the corresponding periods of fiscal 2007 due to the contribution of sales from WebEx, which we acquired during the fourth quarter of fiscal 2007.

European Markets

The increase in net product sales in the European Markets theater during the third quarter and the first nine months of fiscal 2008 compared with the corresponding periods of fiscal 2007 was attributable to growth across our customer markets. During the third quarter and first nine months of fiscal 2008, we experienced strong growth in Germany. Net product sales to our service provider market increased in the third quarter of fiscal 2008, which represented an improvement from the weakness we experienced during the second quarter of fiscal 2008 compared with the corresponding period in fiscal 2007.

Emerging Markets

During the third quarter of fiscal 2008, net product sales in the Emerging Markets theater increased compared with the corresponding period of fiscal 2007 due to increased shipments and recognition of previously deferred revenue. We experienced continued network deployment across our customer markets.

For the first nine months of fiscal 2008, net product sales in the Emerging Markets theater increased compared with the corresponding period of fiscal 2007 due to increased shipments and recognition of previously deferred revenue. The increase in net product sales for this theater in the first nine months of fiscal 2008 compared to the first nine months of fiscal 2007 was primarily attributable to increased sales in the second and third quarters of fiscal 2008 compared with the corresponding periods of fiscal 2007. Net product sales for the Emerging Markets theater in the first quarter of fiscal 2008 experienced slower year-over-year growth, due to the negative impacts of the timing of revenue recognition and reserves related to our credit exposures to a Brazilian importer of our products. The Emerging Markets theater had more revenue deferrals during the first quarter of fiscal 2008 compared with the first quarter of fiscal 2007 due to greater levels of financing arrangements, service, support, and other factors.

Certain of our customers in the Emerging Markets theater tend to make large and sporadic purchases, and the net sales related to these transactions may also be affected by the timing of revenue recognition. Further, some customers may continue to require greater levels of financing arrangements, service, and support in future periods which may also impact the timing of recognition of the revenue for this theater. As a result, net sales in this theater may continue to fluctuate from period to period and such changes may or may not be indicative of a trend in future revenue for this theater.

Asia Pacific

The increase in net product sales in the Asia Pacific theater during the third quarter and first nine months of fiscal 2008 compared with the corresponding periods of fiscal 2007 was primarily attributable to the balanced growth in the service provider and commercial markets, with China and India experiencing strong growth during the third quarter and first nine months of fiscal 2008.

Japan

Net product sales in the Japan theater increased during the third quarter of fiscal 2008 compared with the corresponding period of fiscal 2007 primarily due to the next generation service provider network build-outs. The decrease in the net product sales in the Japan theater was not significant for the first nine months of fiscal 2008 compared with the corresponding period in fiscal 2007.

Net Product Sales by Groups of Similar Products

The following table presents net sales for groups of similar products (in millions, except percentages):

	Three Months Ended				Nine Months Ended
	April 26, 2008	April 28, 2007	Variance in Dollars	Variance in Percent	April 26, 2008	April 28, 2007	Variance in Dollars	Variance in Percent
Net product sales:
Routers	$2,017	$1,766	$251	14.2%	$5,870	$5,035	$835	16.6%
Percentage of net product sales	24.6%	23.6%			24.0%	23.5%
Switches	3,195	3,089	106	3.4%	9,824	9,132	692	7.6%
Percentage of net product sales	39.0%	41.3%			40.1%	42.4%
Advanced technologies	2,418	2,072	346	16.7%	7,181	5,862	1,319	22.5%
Percentage of net product sales	29.5%	27.7%			29.4%	27.2%
Other	569	554	15	2.7%	1,584	1,491	93	6.2%
Percentage of net product sales	6.9%	7.4%			6.5%	6.9%

Total	$8,199	$7,481	$718	9.6%	$24,459	$21,520	$2,939	13.7%

Routers

The increase in net product sales related to routers in the third quarter and first nine months of fiscal 2008 compared with the corresponding periods of fiscal 2007 was primarily due to higher sales of our high-end routers, with strength in our Cisco CRS-1 Carrier Routing System and Cisco 7600 Series Routers. Sales of our high-end routers, which represent a larger proportion of our total router sales compared with midrange and low-end routers, increased by approximately $265 million and $785 million in the third quarter and first nine months of fiscal 2008, respectively, compared with the corresponding periods of fiscal 2007. Our high-end router sales are primarily to service providers, which tend to make large and sporadic purchases. We believe that the increase in high-end router sales is attributable to service providers scaling their network capacity to accommodate actual and projected increases in data, voice and video traffic. During the third quarter and first nine months of fiscal 2008, our sales of our integrated services routers (ISRs), which are included in the midrange and low-end routers, also increased and contributed to growth in sales of our advanced technologies products, such as security, unified communications, and wireless.

Switches

The increase in net product sales related to switches in the third quarter and first nine months of fiscal 2008 was primarily due to higher sales of local-area network (LAN) fixed-configuration switches, which increased during the third quarter and first nine months of fiscal 2008 by approximately $160 million and $655 million, respectively, compared with the corresponding periods of fiscal 2007. The increase in sales of LAN fixed-configuration switches was a result of the continued adoption by our customers of new technologies throughout their networks from the data center to the wiring closet, including Gigabit Ethernet, 10 Gigabit Ethernet, and Power over Ethernet, which leads to the higher sales of Cisco Catalyst 2960 and 3560 Series Switches. Additionally, growth in advanced technologies such as unified communications and wireless LANs creates demand for LAN fixed-configuration infrastructure as additional endpoints are added to the network. Net product sales related to our modular switches decreased by approximately $55 million during the third quarter of fiscal 2008 compared with the third quarter of fiscal 2007 primarily due to the decreased sales of the high-end Cisco Catalyst 6500 Series Switches. Net product sales related to our modular switches increased slightly during the first nine months of fiscal 2008 compared with the corresponding period of fiscal 2007.

Advanced Technologies

The increase in net product sales related to advanced technologies in the third quarter and first nine months of fiscal 2008 compared with the corresponding periods of fiscal 2007 was due to the following:

•

Sales of unified communications increased by approximately $190 million and $680 million in the third quarter and first nine months of fiscal 2008, respectively, due to the contribution of sales from WebEx and due to sales of IP phones and associated software as our customers continued to transition from an analog-based to an IP-based infrastructure.

•

Sales of video systems, which include solutions and systems designed to enable video-specific delivery systems for service providers, increased by approximately $50 million and $315 million in the third quarter and first nine months of fiscal 2008, respectively. The increase was attributable to several factors, including an increase in the demand for high-definition set-top boxes, network upgrades, and international growth. Our sales of video systems grew at a slower year-over-year rate in the third quarter of fiscal 2008 as compared with the year-over-year rate in the corresponding period in 2007, as our sales of video systems products in the third quarter of fiscal 2007 benefited from the new U.S. Federal Communications Commission (FCC) requirements effective July 1, 2007, which required separable security for set-top boxes sold in the United States.

•

Sales of security products increased by approximately $40 million and $135 million in the third quarter and first nine months of fiscal 2008, respectively, primarily due to the contribution of sales from IronPort Systems, Inc. which we acquired during the fourth quarter of fiscal 2007, and due to module and line card sales related to our routers and LAN switches as customers continued to emphasize network security, and also due to sales of our next-generation adaptive security appliance products, which integrate multiple technologies including virtual private network (VPN), firewall, and intrusion prevention services on one platform.

•

Sales of application networking services increased by approximately $30 million and $95 million in the third quarter and first nine months of fiscal 2008, respectively. The increase was primarily due to higher demand from customers for wide area network (WAN) optimization solutions.

•

Sales of storage area networking products increased by approximately $5 million and $65 million in the third quarter and first nine months of fiscal 2008, respectively. This increase was primarily due to the continuing build-out of the Cisco MDS 9000 products in customer data centers.

•

Sales of wireless LAN products increased by approximately $15 million and $40 million in the third quarter and first nine months of fiscal 2008, respectively, primarily due to new customers, continued deployments with existing customers, and customers’ adoption of our unified architecture platform.

•	Home networking product sales increased by approximately $15 million in the third quarter and decreased by approximately $15 million in the first nine months of fiscal 2008, respectively.

Other Product Revenue

The increase in other product revenue in the third quarter of fiscal 2008 compared with the third quarter of fiscal 2007 was primarily due to an increase in sales of cable products. The increase in other product revenue in the first nine months of fiscal 2008 compared with the corresponding period of fiscal 2007 was primarily due to an increase in sales of optical networking and cable products. Other product revenue also includes sales of emerging technology products.

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

Net Service Revenue

The increase in net service revenue during the third quarter and first nine months of fiscal 2008 compared with the corresponding periods of fiscal 2007 was primarily due to increased technical support service contract initiations and renewals associated with higher product sales, which have resulted in a larger installed base of equipment being serviced, and increased revenue from advanced services, which relates to consulting support services for specific networking needs. The increase in advanced services revenue in the third quarter and first nine months of fiscal 2008, compared with the corresponding periods of fiscal 2007, was attributable primarily to our revenue growth in our service provider market, the Emerging Markets theater, and advanced technologies products.

Gross Margin

The following table presents the gross margin for products and services (in millions, except percentages):

	Three Months Ended				Nine Months Ended
	Amount		Percentage		Amount		Percentage
	April 26, 2008	April 28, 2007	April 26, 2008	April 28, 2007	April 26, 2008	April 28, 2007	April 26, 2008	April 28, 2007
Gross margin:
Product	$5,334	$4,796	65.1%	64.1%	$15,889	$13,792	65.0%	64.1%
Service	971	851	61.0%	61.4%	2,929	2,476	62.1%	62.4%

Total	$6,305	$5,647	64.4%	63.7%	$18,818	$16,268	64.5%	63.8%

The following table presents the gross margin for each theater (in millions, except percentages):

	Three Months Ended				Nine Months Ended
	Amount		Percentage		Amount		Percentage
	April 26, 2008	April 28, 2007	April 26, 2008	April 28, 2007	April 26, 2008	April 28, 2007	April 26, 2008	April 28, 2007
Gross margin:
United States and Canada	$3,311	$3,130	64.8%	64.3%	$10,452	$9,118	65.9%	64.4%
European Markets	1,431	1,272	66.6%	64.8%	3,976	3,562	65.8%	65.5%
Emerging Markets	717	484	63.7%	62.1%	1,975	1,464	61.4%	63.3%
Asia Pacific	682	599	65.8%	65.0%	1,997	1,661	65.2%	64.2%
Japan	258	233	70.1%	70.4%	707	683	70.6%	69.2%

Theater Total	6,399	5,718	65.4%	64.5%	19,107	16,488	65.5%	64.7%

Unallocated corporate items	(94)	(71)			(289)	(220)

Total	$6,305	$5,647	64.4%	63.7%	$18,818	$16,268	64.5%	63.8%

During the first quarter of fiscal 2008, we enhanced our methodology for attributing certain revenue transactions including revenue deferrals, and the associated cost of sales to each geographic theater. As a result, we have reclassified prior period gross margin amounts by theater to conform to the current period’s presentation.

For the first nine months of fiscal 2008, the decrease in the gross margin percentage for the Emerging Markets theater from the corresponding period of fiscal 2007 was primarily due to higher sales discounts and reserves recorded relating to credit exposures to a Brazilian importer of our products, which along with other factors, were partially offset by higher shipment volume and lower overall manufacturing costs.

The gross margin for each theater is derived from information from our internal management system. The gross margin percentage for a particular theater may fluctuate and period-to-period changes in such percentages may or may not be indicative of a trend for that theater.

Product Gross Margin

The increase in total product gross margin percentage during the third quarter of fiscal 2008 compared with the third quarter of fiscal 2007 was due to the following factors:

•

Lower overall manufacturing costs related to lower component costs and value engineering, partially offset by other manufacturing-related costs, increased product gross margin percentage by 1.3%. Value engineering is the process by which production costs are reduced through component redesign, board configuration, test processes, and transformation processes.

•	Higher shipment volume, net of certain variable costs, increased product gross margin percentage by 0.4%.

•	Changes in the mix of products sold increased product gross margin percentage by 0.4%.

•	Sales discounts, rebates, and product pricing decreased product gross margin percentage by 0.9%.

•	Net effects of amortization of purchased intangible assets and share-based compensation expense decreased product gross margin percentage by 0.2%.

The increase in total product gross margin percentage during the first nine months of fiscal 2008 compared with the first nine months of fiscal 2007 was due to the following factors:

•	Lower overall manufacturing costs related to lower component costs and value engineering, partially offset by other manufacturing-related costs, increased product gross margin percentage by 1.7%.

•	Higher shipment volume, net of certain variable costs, increased product gross margin percentage by 0.5%.

•	Changes in the mix of products sold increased product gross margin percentage by 0.1%.

•	Sales discounts, rebates, and product pricing decreased product gross margin percentage by 1.2%.

•	Net effects of amortization of purchased intangible assets and share-based compensation expense decreased product gross margin percentage by 0.2%.

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

Service Gross Margin

Our service gross margin percentage decreased slightly in the third quarter and first nine months of fiscal 2008 compared with the corresponding periods of fiscal 2007 due primarily to advanced services. Our service gross margin from technical support services is higher than the service gross margin from our advanced services, and our revenue from advanced services may continue to increase to a higher proportion of total service revenue due to our continued focus on providing comprehensive support to our customers’ networking devices, applications, and infrastructures. Additionally, we have continued to invest in building out our technical support and advanced services capabilities in the Emerging Markets theater. Service gross margin will typically experience some variability over time due to various factors such as the change in mix between technical support services and advanced services, as well as the timing of technical support service contract initiations and renewals and the timing of our strategic investments in headcount and resources to support this business.

Research and Development, Sales and Marketing, and General and Administrative Expenses

R&D, sales and marketing, and general and administrative (G&A) expenses are summarized in the following table (in millions, except percentages):

	Three Months Ended				Nine Months Ended
	April 26, 2008	April 28, 2007	Variance in Dollars	Variance in Percent	April 26, 2008	April 28, 2007	Variance in Dollars	Variance in Percent
Research and development	$1,439	$1,144	$295	25.8%	$3,847	$3,321	$526	15.8%
Percentage of net sales	14.7%	12.9%			13.2%	13.0%
Sales and marketing	2,129	1,830	299	16.3%	6,216	5,242	974	18.6%
Percentage of net sales	21.7%	20.6%			21.3%	20.6%
General and administrative	479	378	101	26.7%	1,489	1,082	407	37.6%
Percentage of net sales	4.9%	4.3%			5.1%	4.2%

Total	$4,047	$3,352	$695	20.7%	$11,552	$9,645	$1,907	19.8%

Percentage of net sales	41.3%	37.8%			39.6%	37.8%

R&D expenses increased during the third quarter of fiscal 2008 compared with the corresponding period of fiscal 2007 primarily due to compensation expense related to our agreement to purchase the minority interest in Nuova Systems. R&D expenses increased during the first nine months of fiscal 2008 compared with the corresponding periods of fiscal 2007 primarily due to higher headcount-related expenses and due to compensation expense related to our agreement to purchase the minority interest in Nuova Systems. The higher headcount-related expenses reflect our continued investment in R&D efforts for routers, switches, advanced technologies, and other product technologies. We have also continued to purchase or license technology in order to bring a broad range of products to market in a timely fashion. If we believe that we are unable to enter a particular market in a timely manner with internally developed products, we may license technology from other businesses or acquire businesses as an alternative to internal R&D. All of our R&D costs have been expensed as incurred.

Sales and marketing expenses for the third quarter and first nine months of fiscal 2008 increased compared with the corresponding periods of fiscal 2007 primarily due to an increase in sales expenses of approximately $215 million and $785 million, respectively. Sales expenses increased primarily due to an increase in headcount-related expenses including the addition of sales expenses from WebEx.

G&A expenses for the third quarter and first nine months of fiscal 2008 increased, compared with the corresponding periods of fiscal 2007, primarily due to increased headcount-related expenses and increased information technology-related spending. In the first nine months of fiscal 2007, G&A expenses included approximately $60 million of real estate-related charges.

Foreign currency fluctuations, net of hedging, increased total R&D, sales and marketing, and G&A expenses by approximately 2.5% in both the third quarter and first nine months of fiscal 2008 compared with the corresponding periods of fiscal 2007.

Headcount

Our headcount increased by 3,690 employees during the first nine months of fiscal 2008 reflecting the effects of the investments in sales and R&D described earlier, increases in investments in our service business and acquisitions. Our headcount is expected to increase as we continue to invest in our business; as a result, if we do not achieve the benefits anticipated from these investments, our operating results may be adversely affected.

Share-Based Compensation Expense

Employee share-based compensation expense under SFAS 123(R) was as follows (in millions):

	Three Months Ended		Nine Months Ended
	April 26, 2008	April 28, 2007	April 26, 2008	April 28, 2007
Cost of sales—product	$10	$10	$30	$33
Cost of sales—service	27	25	80	79

Employee share-based compensation expense in cost of sales	37	35	110	112

Research and development	78	75	224	223
Sales and marketing	114	101	324	294
General and administrative	39	26	109	80

Employee share-based compensation expense in operating expenses	231	202	657	597

Total employee share-based compensation expense (1)	$268	$237	$767	$709

(1)

Share-based compensation expense related to acquisitions and investments of $22 million and $8 million for the third quarter of fiscal 2008 and fiscal 2007, respectively, and $67 million and $27 million for the first nine months of fiscal 2008 and fiscal 2007, respectively, is disclosed in Note 3 to the Consolidated Financial Statements and is not included in the above table.

Share-based compensation expense included compensation expense for share-based payment awards granted prior to, but not yet vested, as of July 30, 2005 based on the grant date fair value using the Black-Scholes model, and compensation expense for share-based payment awards granted subsequent to July 30, 2005 based on the grant date fair value using the lattice-binomial model. In conjunction with the adoption of SFAS 123(R), we changed our method of attributing the value of share-based compensation to expense from the accelerated multiple-option approach to the straight-line single-option method. Compensation expense for all share-based payment awards granted on or prior to July 30, 2005 is recognized using the accelerated multiple-option approach, whereas compensation expense for all share-based payment awards granted subsequent to July 30, 2005 is recognized using the straight-line single-option method. Employee share-based compensation expense for the third quarter and first nine months of fiscal 2008 increased compared with the corresponding periods of fiscal 2007 primarily due to the higher average option values during fiscal 2008 compared with fiscal 2007.

Amortization of Purchased Intangible Assets and In-Process Research and Development

The following table presents the amortization of purchased intangible assets and in-process R&D included in operating expenses (in millions):

	Three Months Ended		Nine Months Ended
	April 26, 2008	April 28, 2007	April 26, 2008	April 28, 2007
Amortization of purchased intangible assets	$117	$97	$350	$298
In-process research and development	$—	$1	$3	$7

The increase in the amortization of purchased intangible assets included in operating expenses for the third quarter and first nine months of fiscal 2008 compared with the corresponding periods of fiscal 2007 was primarily due to the additional amortization of purchased intangible assets related to recent acquisitions. For additional information regarding purchased intangibles, see Note 3 to the Consolidated Financial Statements.

Our methodology for allocating the purchase price, relating to purchase acquisitions, to in-process R&D is determined through established valuation techniques. See Note 3 to the Consolidated Financial Statements for additional information regarding the acquisitions completed in the first nine months of fiscal 2008 and the in-process R&D recorded for these acquisitions. In-process R&D was expensed upon acquisition because technological feasibility had not been established and no future alternative uses existed.

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

Interest Income, Net

The components of interest income, net, are as follows (in millions):

	Three Months Ended		Nine Months Ended
	April 26, 2008	April 28, 2007	April 26, 2008	April 28, 2007
Interest income	$269	$283	$891	$801
Interest expense	(68)	(94)	(255)	(283)

Total	$201	$189	$636	$518

The decrease in interest income during the third quarter of fiscal 2008 was due to lower interest rates partially offset by higher average total cash and cash equivalents and fixed income security balances during the third quarter of fiscal 2008 when compared with the corresponding period of fiscal 2007. The increase in interest income during the first nine months of fiscal 2008 was primarily due to higher average total cash and cash equivalents and fixed income security balances in fiscal 2008 when compared with the corresponding period of fiscal 2007, partially offset by lower interest rates.

The decrease in interest expense in the third quarter and first nine months of fiscal 2008 compared with the corresponding periods of fiscal 2007 was due to lower interest rates. Interest expense includes the effect of $6.0 billion of interest rate swaps prior to the termination of the interest rate swaps, and following the termination, includes the amortization of the hedge accounting adjustment of the carrying amount of the fixed-rate debt.

Other Income (Loss), Net

The components of other income (loss), net, are as follows (in millions):

	Three Months Ended		Nine Months Ended
	April 26, 2008	April 28, 2007	April 26, 2008	April 28, 2007
Net gains (losses) on investments in fixed income and publicly traded equity securities	$(12)	$64	$107	$191
Net gains (losses) on investments in privately held companies	18	(9)	11	(23)
Impairment charges on investments in privately held companies	(1)	—	(9)	(14)

Net gains (losses) and impairment charges on investments	5	55	109	154
Other	(38)	(22)	(89)	(60)

Total	$(33)	$33	$20	$94

During the third quarter and first nine months of fiscal 2008, our net gains on investments decreased compared with the corresponding periods of fiscal 2007 as a result of market conditions during the third quarter of fiscal 2008.

Provision for Income Taxes

The provision for income taxes resulted in an effective tax rate of 23.2% for the third quarter of fiscal 2008, compared with an effective tax rate of 22.5% for the third quarter of fiscal 2007, and 20.2% for the first nine months of fiscal 2008, compared with 22.0% for the first nine months of fiscal 2007.

The 0.7% increase in the effective tax rate for the third quarter of fiscal 2008, as compared with the third quarter of fiscal 2007, was primarily attributable to non-deductible compensation expense related to our agreement to purchase the minority interest in Nuova Systems and tax costs related to an intercompany realignment of certain of our foreign entities. The 1.8% decrease in the effective tax rate for the first nine months of fiscal 2008, compared with the first nine months of fiscal 2007, was primarily attributable to a net tax benefit of $162 million from the settlement of certain U.S. income tax matters in the first quarter of fiscal 2008, partially offset by the reinstatement of the U.S. federal R&D tax credit during the second quarter of fiscal 2007. The effective tax rate for the third quarter and first nine months of fiscal 2008 compared with the corresponding periods of fiscal 2007 also included increased tax benefit attributed to foreign operations.

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

Recent Accounting Pronouncements

SFAS 157

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. SFAS 157 defines fair value, establishes a framework and gives guidance regarding the methods used for measuring fair value, and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. In February 2008, the FASB issued FASB FSP 157-1 and FSP 157-2. FSP 157-1 amends SFAS 157 to remove certain leasing transactions from its scope. FSP 157-2 delays the effective date of SFAS 157 for all non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until fiscal years beginning after November 15, 2008. We are currently assessing the impact that SFAS 157 may have on our results of operations and financial position.

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

SFAS 141(R) and SFAS 160

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141(R)”) and SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51” (“SFAS 160”). SFAS 141(R) will significantly change current practices regarding business combinations. Among the more significant changes, SFAS 141(R) expands the definition of a business and a business combination; requires the acquirer to recognize the assets acquired, liabilities assumed and noncontrolling interests (including goodwill), measured at fair value at the acquisition date; requires acquisition-related expenses and restructuring costs to be recognized separately from the business combination; requires assets acquired and liabilities assumed from contractual and non-contractual contingencies to be recognized at their acquisition-date fair values with subsequent changes recognized in earnings; and requires in-process research and development to be capitalized at fair value as an indefinite-lived intangible asset. SFAS 160 will change the accounting and reporting for minority interests, reporting them as equity separate from the parent entity’s equity, as well as requiring expanded disclosures. SFAS 141(R) and SFAS 160 are effective for financial statements issued for fiscal years beginning after December 15, 2008. We are currently assessing the impact that SFAS 141(R) and SFAS 160 will have on our results of operations and financial position.

SFAS 161

In March 2008, the FASB issued SFAS 161 which requires additional disclosures about the objectives of using derivative instruments, the method by which the derivative instruments and related hedged items are accounted for under FASB Statement No.133 and its related interpretations, and the effect of derivative instruments and related hedged items on financial position, financial performance, and cash flows. SFAS 161 also requires the disclosure of the fair values of derivative instruments and their gains and losses in a tabular format. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early adoption encouraged. We are currently assessing the impact that the adoption of SFAS 161 will have on our financial statement disclosures.

Liquidity and Capital Resources

The following sections discuss the effects of changes in our balance sheet and cash flows, contractual obligations, other commitments, and the stock repurchase program on our liquidity and capital resources.

Balance Sheet and Cash Flows

Cash and Cash Equivalents and Investments

The following table summarizes our cash and cash equivalents and investments (in millions):

	April 26, 2008	July 28, 2007	Increase (Decrease)
Cash and cash equivalents	$6,154	$3,728	$2,426
Fixed income securities	16,841	17,297	(456)
Publicly traded equity securities	1,438	1,241	197

Total	$24,433	$22,266	$2,167

The increase in cash and cash equivalents and investments was primarily a result of cash provided by operating activities of $8.6 billion; issuance of common stock of $2.5 billion related to employee stock option exercises and employee stock purchases; approximately $425 million related to the net increase in unrealized gains from investments; proceeds from the termination of interest rate swaps of $432 million; and excess tax benefits from share-based compensation of $375 million; partially offset by the repurchase of common stock of $9.0 billion, capital expenditures of $908 million, and acquisitions of businesses of $385 million. We believe that our strong cash and cash equivalents and investments position allows us to use our cash resources for strategic investments to gain access to new technologies, acquisitions, customer financing activities, working capital, and the repurchase of shares.

As of April 26, 2008, approximately $2.4 billion of our cash and cash equivalents and investments was held in the United States. The remainder of our cash and cash equivalents and investments was held outside of the United States in various foreign subsidiaries. If these cash and cash equivalents and investments are distributed to the United States in the form of dividends or otherwise, we may be subject to additional U.S. income taxes (subject to an adjustment for foreign tax credits) and foreign withholding taxes.

On August 17, 2007, we entered into a credit agreement with certain institutional lenders that provides for a $3.0 billion unsecured revolving credit facility that is scheduled to expire on August 17, 2012. Any advances under the credit agreement will accrue interest at rates that are equal to, based on certain conditions, either (i) the higher of the Federal Funds rate plus 0.50% or Bank of America’s “prime rate” as announced from time to time, or (ii) LIBOR plus a margin that is based on the our senior debt credit ratings as published by Standard & Poor’s Ratings Services and Moody’s Investors Service, Inc. The credit agreement requires that we maintain an interest coverage ratio as defined in the agreement. As of April 26, 2008, we were in compliance with the required interest coverage ratio and we had not borrowed any funds under the credit facility. We may also, upon the agreement of either the then existing lenders or of additional lenders not currently parties to the agreement, increase the commitments under the credit facility up to a total of $5.0 billion, and/or extend the expiration date of the credit facility up to August 15, 2014.

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

Accounts Receivable, Net

The following table summarizes our accounts receivable, net (in millions) and days sales outstanding:

	April 26, 2008	July 28, 2007	Increase (Decrease)
Accounts receivable, net	$4,183	$3,989	$194
DSO	39	38	1

Our DSO as of April 26, 2008 was affected by several large multi-year service agreements that were signed during April 2008 for which the receivables were not collected as of the quarter end.

Inventories and Purchase Commitments with Contract Manufacturers and Suppliers

The following table summarizes our inventories and purchase commitments with contract manufacturers and suppliers (in millions, except annualized inventory turns):

	April 26, 2008	July 28, 2007	Increase (Decrease)
Inventories:
Raw materials	$122	$173	$(51)
Work in process	48	45	3
Finished goods:
Distributor inventory and deferred cost of sales	486	544	(58)
Manufactured finished goods	384	314	70

Total finished goods	870	858	12
Service-related spares	198	211	(13)
Demonstration systems	41	35	6

Total	$1,279	$1,322	$(43)

Annualized inventory turns	11.0	10.3	0.7
Purchase commitments with contract manufacturers and suppliers	$2,692	$2,581	$111

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

Inventory and supply chain management remain areas of focus as we balance the need to maintain supply chain flexibility to help ensure competitive lead times with the risk of inventory obsolescence because of rapidly changing technology and customer requirements. We believe the amount of our inventory and purchase commitments is appropriate for our revenue levels.

Long-Term Debt

The following table summarizes our long-term debt (in millions):

	April 26, 2008	July 28, 2007	Increase (Decrease)
Senior notes:
Floating-rate notes, due 2009	$500	$500	$—
5.25% fixed-rate notes, due 2011	3,000	3,000	—
5.50% fixed-rate notes, due 2016	3,000	3,000	—

Total senior notes	6,500	6,500	—
Other notes	4	5	(1)
Unaccreted discount	(15)	(16)	1
Hedge accounting adjustment of the carrying amount	426	(81)	507

Total	$6,915	$6,408	$507

Reported as:
Current portion of long-term debt	$500	$—	$500
Long-term debt	6,415	6,408	7

Total	$6,915	$6,408	$507

In February 2006, we issued $500 million of senior floating interest rate notes due 2009 (the “2009 Notes”), $3.0 billion of 5.25% senior notes due 2011 (the “2011 Notes”), and $3.0 billion of 5.50% senior notes due 2016 (the “2016 Notes”), for an aggregate principal amount of $6.5 billion. The debt issuance was used to fund the acquisition of Scientific-Atlanta and for general corporate purposes. The 2011 Notes and the 2016 Notes are redeemable by us at any time, subject to a make-whole premium. During the three months ended April 26, 2008, we terminated the $6.0 billion of interest rate swaps, and received proceeds of $432 million, net of accrued interest, which was recorded as a hedge accounting adjustment to the carrying amount of the fixed-rate debt, and is amortized as a reduction to interest expense over the remaining terms of the fixed-rate notes. See Note 7 to the Consolidated Financial Statements. We were in compliance with all debt covenants as of April 26, 2008.

Deferred Revenue

The following table presents the breakdown of deferred revenue (in millions):

	April 26, 2008	July 28, 2007	Increase (Decrease)
Service	$5,698	$4,840	$858
Product	2,892	2,197	695

Total	$8,590	$7,037	$1,553

Reported as:
Current	$6,103	$5,391	$712
Noncurrent	2,487	1,646	841

Total	$8,590	$7,037	$1,553

The increase in deferred service revenue reflects an increase in the volume of technical support contract initiations and renewals, including several large multi-year service agreements, partially offset by the ongoing amortization of deferred service revenue. The increase in deferred product revenue was primarily related to shipments not having met revenue recognition criteria, other revenue deferrals, and the timing of cash receipts related to unrecognized revenue from two-tier distributors.

Operating Leases

We lease office space in several U.S. locations. Outside the United States, larger leased sites include sites in Australia, Belgium, Canada, China, France, Germany, India, Israel, Italy, Japan, and the United Kingdom. The future minimum lease payments under all our non-cancelable operating leases with an initial term in excess of one year as of April 26, 2008 were $1.6 billion. For additional information see Note 8 to the Consolidated Financial Statements.

Compensation Expense Related to Acquisitions and Investments

In connection with our purchase acquisitions, asset purchases, and acquisitions of variable interest entities, we have agreed to pay certain additional amounts in cash contingent upon the achievement of certain agreed-upon technology, development, product, or other milestones; or continued employment with us of certain employees of the acquired entities. During the third quarter of fiscal 2008, we recorded an acquisition-related compensation charge of $246 million related to our agreement to purchase the minority interest in Nuova Systems. See Note 3 to the Consolidated Financial Statements.

Other Commitments

As of April 26, 2008, we were party to an agreement to invest approximately $700 million in venture funds managed by SOFTBANK Corp. and its affiliates (“SOFTBANK”) that is required to be funded on demand. As of April 26, 2008 and July 28, 2007, we had invested $628 million and $616 million, respectively, in the venture funds pursuant to the commitment.

We also have certain other funding commitments related to our privately held investments that are based on the achievement of certain agreed-upon milestones. The remaining funding commitments were approximately $218 million as of April 26, 2008, compared with approximately $56 million as of July 28, 2007.

Off-Balance Sheet Arrangements

We consider our investments in unconsolidated variable interest entities to be off-balance sheet arrangements. In the ordinary course of business, we have investments in privately held companies and provide financing to certain customers through our wholly owned subsidiaries, which may be considered to be variable interest entities. We have evaluated our investments in these privately held companies and customer financings and have determined that there were no significant unconsolidated variable interest entities as of April 26, 2008.

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

We provide guarantees for various third party financing arrangements to channel partners and other customers which could be called upon in the event of non-payment to the third party. As of April 26, 2008, the total maximum potential future payments related to these guarantees was approximately $775 million, of which approximately $555 million was recorded as deferred revenue on the consolidated balance sheet in accordance with revenue recognition policies and FASB Interpretation No. 45.

Stock Repurchase Program

In September 2001, our Board of Directors authorized a stock repurchase program. As of April 26, 2008, our Board of Directors had authorized an aggregate repurchase of up to $62 billion of common stock under this program and the remaining authorized repurchase amount was $9.8 billion with no termination date. The stock repurchase activity under the stock repurchase program during the first nine months of fiscal 2008 is summarized as follows (in millions, except per-share amounts):

	Shares Repurchased	Weighted- Average Price per Share	Amount Repurchased
Cumulative balance at July 28, 2007	2,228	$19.40	$43,229
Repurchase of common stock(1)	318	28.25	9,000

Cumulative balance at April 26, 2008	2,546	$20.51	$52,229

(1)	Includes stock repurchases which were pending settlement as of April 26, 2008.

The purchase price for the shares of our common stock repurchased is reflected as a reduction to shareholders’ equity. In accordance with Accounting Principles Board Opinion No. 6, “Status of Accounting Research Bulletins,” we are required to allocate the purchase price of the repurchased shares as (i) a reduction to retained earnings until retained earnings are zero and then as an increase to accumulated deficit and (ii) a reduction of common stock and additional paid-in capital. Issuance of common stock and the tax benefit related to employee stock incentive plans are recorded as an increase to common stock and additional paid-in capital. As a result of future repurchases, we may continue to report an accumulated deficit as a component in shareholders’ equity. Our accumulated deficit as of April 26, 2008 is a result of the accounting effect of stock repurchases and is not reflective of our financial performance or our liquidity.

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

Investments

We maintain an investment portfolio of various holdings, types, and maturities. See Note 6 to the Consolidated Financial Statements. As of April 26, 2008, these securities are classified as available-for-sale and consequently are recorded in the Consolidated Balance Sheets at fair value with unrealized gains or losses, to the extent unhedged, reported as a separate component of accumulated other comprehensive income, net of tax. Our evaluation of investments in private and public companies is based on the fundamentals of the businesses, including, among other factors, the nature of their technologies and potential for financial return.

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

Fixed Income Securities

At any time, a sharp rise in interest rates or credit spreads could have a material adverse impact on the fair value of our fixed income investment portfolio. Conversely, declines in interest rates, including the impact from lower credit spreads, could have a material adverse impact on interest income for our investment portfolio. Our fixed income instruments are not leveraged as of April 26, 2008, and are held for purposes other than trading. We monitor our interest rate and credit risks, including our credit exposures to specific rating categories and to individual issuers. There were no impairment charges on our investments in fixed income securities during the first nine months of either fiscal 2008 or fiscal 2007.

Publicly Traded Equity Securities

The values of our equity investments in several publicly traded companies are subject to market price volatility. The following table presents the hypothetical fair values of publicly traded equity securities as a result of selected potential decreases and increases in the price of each equity security in the portfolio, excluding hedged equity securities. Potential fluctuations in the price of each equity security in the portfolio of plus or minus 10%, 20%, and 30% were selected based on potential near-term changes in those security prices. The hypothetical fair values as of April 26, 2008 are as follows (in millions):

	Valuation of Securities Given an X% Decrease in Each Stock’s Price			Fair Value As of April 26, 2008	Valuation of Securities Given an X% Increase in Each Stock’s Price
	(30%)	(20%)	(10%)		10%	20%	30%

Publicly traded equity securities	$921	$1,052	$1,184	$1,315	$1,447	$1,578	$1,710

Our equity portfolio consists of securities with characteristics that most closely match the Standard & Poor’s 500 Index or NASDAQ Composite Index. These equity securities are held for purposes other than trading. There were no impairment charges on publicly traded equity securities during the first nine months of either fiscal 2008 or fiscal 2007.

Investments in Privately Held Companies

We have invested in privately held companies, some of which are in the startup or development stages. These investments are inherently risky because the markets for the technologies or products these companies are developing are typically in the early stages and may never materialize. We could lose our entire initial investment in these companies. These investments are primarily carried at cost, which as of April 26, 2008 was $678 million, compared with $643 million at July 28, 2007, and are recorded in other assets. Our impairment charges on investments in privately held companies were not material during the first nine months of fiscal 2008 or fiscal 2007.

Long-Term Debt

During the third quarter of fiscal 2008, we terminated the $6.0 billion of interest rate swaps, which previously had the effect of converting the fixed-rate interest expense on our long-term debt to floating-rate interest expense based on LIBOR. Following the termination of the interest rate swaps, the fair value of the long-term debt effectively became subject to market interest rate volatility, which is a change in the market risk associated with our long-term debt from the market risks disclosed in our Annual Report on Form 10-K for the fiscal year ended July 28, 2007. As of April 26, 2008, we had $6.0 billion in principal amount of fixed-rate long-term debt outstanding, with a carrying amount of $6.4 billion and a fair value of $6.2 billion, which fair value is based on market prices. A hypothetical 50-basis-point (“BPS”) increase or decrease in interest rates would, decrease or increase, respectively, the fair value of the fixed-rate debt as of April 26, 2008 by approximately $135 million. However, this hypothetical change in interest rates would not impact the interest expense on the fixed-rate debt. Potential fluctuations in the interest rate of plus or minus 50 BPS were selected based on potential near-term changes in the interest rate market.

Derivative Instruments

Foreign Currency Derivatives

Our foreign exchange forward and option contracts are summarized as follows (in millions):

	April 26, 2008		July 28, 2007
	Notional Amount	Fair Value	Notional Amount	Fair Value
Forward contracts:
Purchased	$1,710	$2	$1,601	$1
Sold	$799	$1	$613	$(8)

Option contracts:
Purchased	$955	$50	$652	$24
Sold	$704	$(8)	$310	$(1)

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

The effect of foreign currency fluctuations on sales has not been material because our sales are primarily denominated in U.S. dollars. Approximately 70% of our operating expenses are U.S.-dollar denominated. To reduce variability in operating expenses caused by the remaining non-U.S.-dollar denominated operating expenses, we hedge certain foreign currency forecasted transactions with currency options and forward contracts with maturities up to 18 months. These hedging programs are not designed to provide foreign currency protection over longer time horizons. In designing a specific hedging approach, we consider several factors, including offsetting exposures, significance of exposures, costs associated with entering into a particular hedge instrument, and potential effectiveness of the hedge. The gains and losses on foreign exchange contracts mitigate the variability in operating expenses associated with currency movements. Primarily because of our limited currency exposure to date, the effect of foreign currency fluctuations has not been material to our Consolidated Financial Statements. Foreign currency fluctuations, net of hedging, increased total research and development, sales and marketing, and general and administrative expenses by approximately 2.5% in both the third quarter and first nine months of fiscal 2008 compared with the corresponding periods of fiscal 2007.

Our foreign exchange forward contracts related to current assets and liabilities generally range from one to three months in original maturity. Additionally, we have entered into foreign exchange forward contracts related to long-term customer financings with maturities of up to two years. The foreign exchange forward contracts related to investments generally have maturities of less than two years. We also hedge certain net investments in our foreign subsidiaries with forward contracts which generally have maturities of less than 6 months. We do not enter into foreign exchange forward or option contracts for trading purposes. We do not expect gains or losses on these derivative instruments to have a material effect on our financial results. See Note 8 to the Consolidated Financial Statements.

Interest Rate Derivatives

Our interest rate derivatives are summarized as follows (in millions):

	April 26, 2008		July 28, 2007
	Notional Amount	Fair Value	Notional Amount	Fair Value
Interest rate swaps, investments	$1,000	$(12)	$1,000	$29
Interest rate swaps, long-term debt	$—	$—	$6,000	$(81)

Our primary objective for holding fixed income securities is to achieve an appropriate investment return consistent with preserving principal and managing risk. To realize these objectives, we may utilize interest rate swaps or other derivatives designated as fair value or cash flow hedges.

We have entered into $1.0 billion of interest rate swaps designated as fair value hedges of our investment portfolio. Under these interest rate swap contracts, we make fixed-rate interest payments and receive interest payments based on LIBOR. The effect of these swaps is to convert fixed-rate returns to floating-rate returns based on LIBOR for a portion of our fixed income portfolio. The gains and losses related to changes in the value of the interest rate swaps are included in other income (loss), net, and offset the changes in fair value of the underlying hedged investment. The fair values of the interest rate swaps designated as hedges of our investments are reflected in prepaid expenses and other current assets or other current liabilities.

In conjunction with our issuance of fixed-rate senior notes in February 2006, we entered into $6.0 billion of interest rate swaps designated as fair value hedges of the fixed-rate debt. The effect of these swaps was to convert fixed-rate interest expense to floating-rate interest expense based on LIBOR. During the third quarter of fiscal 2008, we terminated the $6.0 billion of interest rate swaps, and received proceeds of $432 million, net of accrued interest, which was recorded as a hedge accounting adjustment to the carrying amount of the fixed-rate debt, and will be amortized as a reduction of interest expense over the remaining terms of the fixed-rate notes. While such interest rate swaps were in effect, their fair values were reflected in other assets or other long-term liabilities, and prior to their termination, the gains and losses related to changes in the value of such interest rate swaps were included in other income (loss), net, and offset the changes in fair value of the underlying debt.

Equity Derivatives

Our equity derivatives are summarized as follows (in millions):

	April 26, 2008		July 28, 2007
	Notional Amount	Fair Value	Notional Amount	Fair Value
Forward sale agreements	$135	$12	$458	$1

We maintain a portfolio of publicly traded equity securities which are subject to price risk. We may hold equity securities for strategic purposes or to diversify our overall investment portfolio. To manage our exposure to changes in the fair value of certain equity securities, we may enter into equity derivatives, including forward sale and option agreements. As of April 26, 2008, we have entered into forward sale agreements on certain publicly traded equity securities designated as fair value hedges. The gains and losses due to changes in the value of the hedging instruments are included in other income (loss), net, and offset the change in the fair value of the underlying hedged investment. The fair values of the equity derivatives are reflected in prepaid expenses and other current assets and other current liabilities.

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

Changes in internal control over financial reporting. There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our third quarter of fiscal 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Recent turmoil in the geopolitical environment in many parts of the world and changes in energy costs may continue to put pressure on global economic conditions. Our operating results in one or more segments may also be affected by uncertain or changing economic conditions particularly germane to that segment or to particular customer markets within that segment, such as the challenges that are currently affecting economic conditions in the United States. If global economic and market conditions, or economic conditions in the United States or other key markets, remain uncertain or deteriorate further, we may experience material impacts on our business, operating results, and financial condition.

OUR REVENUE FOR A PARTICULAR PERIOD IS DIFFICULT TO PREDICT, AND A SHORTFALL IN REVENUE MAY HARM OUR OPERATING RESULTS

As a result of a variety of factors discussed in this report, our revenue for a particular quarter is difficult to predict. Our net sales may grow at a slower rate than in past periods, or may decline. Our ability to meet financial expectations could also be adversely affected if the non-linear sales pattern seen in some of our past quarters recurs in future periods. We have experienced periods of time during which shipments have exceeded net bookings, or manufacturing issues have delayed shipments, leading to non-linearity in shipping patterns. In addition to making it difficult to predict revenue for a particular period, non-linearity in shipping can increase costs, because irregular shipment patterns result in periods of underutilized capacity and periods in which overtime expenses may be incurred, as well as in potential additional inventory management-related costs. In addition, to the extent that manufacturing issues and any related component shortages result in delayed shipments in the future, and particularly in periods in which we and our contract manufacturers are operating at higher levels of capacity, it is possible that revenue for a quarter could be adversely affected if such matters occur and are not remediated within the same quarter.

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

Our competitors include : Alcatel-Lucent; ARRIS Group, Inc.; Aruba Networks, Inc.; Avaya Inc.; Brocade Communications Systems, Inc.; Check Point Software Technologies Ltd.; D-Link Corporation; LM Ericsson Telephone Company; Extreme Networks, Inc.; F5 Networks, Inc.; Force10 Networks,Inc.; Fortinet Inc.; Foundry Networks Inc.; Hewlett-Packard Company; Huawei Technologies Co., Ltd; International Business Machines Corporation; Juniper Networks, Inc.; Meru Networks, Inc.; Microsoft Corporation; Motorola, Inc.; NETGEAR, Inc.; Nortel Networks Corporation; Riverbed Technology, Inc.; Symantec Corporation; and Trapeze Networks, Inc., among others.

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

ENTRANCE INTO NEW OR DEVELOPING MARKETS EXPOSES US TO ADDITIONAL COMPETITION AND WILL LIKELY INCREASE DEMANDS ON OUR SERVICE AND SUPPORT OPERATIONS

As we focus on new market opportunities—for example, storage; wireless; security; transporting data, voice, and video traffic across the same network; and other advanced technologies and emerging technologies —we will increasingly compete with large telecommunications equipment suppliers as well as startup companies. Several of our competitors may have greater resources, including technical and engineering resources, than we do. Additionally, as customers in these markets complete infrastructure deployments, they may require greater levels of service, support, and financing than we have provided in the past, especially in the Emerging Markets theater. Demand for these types of service, support or financing contracts may increase in the future. There can be no assurance that we can provide products, service, support, and financing to effectively compete for these market opportunities. Further, provision of greater levels of services, support and financing by us may result in a delay in the timing of revenue recognition. In addition, entry into other markets, including our entry into the consumer market, has subjected and will subject us to additional risks, particularly to those markets, including the effects of general market conditions and reduced consumer confidence.

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

WE ARE EXPOSED TO THE CREDIT RISK OF SOME OF OUR CUSTOMERS AND TO CREDIT EXPOSURES IN WEAKENED MARKETS, WHICH COULD RESULT IN MATERIAL LOSSES

Most of our sales are on an open credit basis, with typical payment terms of 30 days in the United States and, because of local customs or conditions, longer in some markets outside the United States. We monitor individual customer payment capability in granting such open credit arrangements, seek to limit such open credit to amounts we believe the customers can pay, and maintain reserves we believe are adequate to cover exposure for doubtful accounts. Beyond our open credit arrangements, we have also experienced demands for customer financing and facilitation of leasing arrangements. We expect demand for customer financing to continue. We believe customer financing is a competitive factor in obtaining business, particularly in supplying customers involved in significant infrastructure projects. Our loan financing arrangements may include not only financing the acquisition of our products and services but also providing additional funds for other costs associated with network installation and integration of our products and services and for working capital purposes. We do not recognize revenue on certain customer loan financing arrangements until cash payments are received.

Our exposure to the credit risks relating to our financing activities described above may increase if there is an economic slowdown. Although we have programs in place that are designed to monitor and mitigate the associated risk, including monitoring of particular risks in certain geographic areas, there can be no assurance that such programs will be effective in reducing our credit risks. In the past, there have been significant bankruptcies among customers both on open credit and with loan or lease financing arrangements, particularly among Internet businesses and service providers, causing us to incur economic or financial losses. There can be no assurance that additional losses will not be incurred. Although these losses have not been material to date, future losses, if incurred, could harm our business and have a material adverse effect on our operating results and financial condition. A portion of our sales is derived through our distributors and retail partners. These distributors and retail partners are generally given business terms that allow them to return a portion of inventory, receive credits for changes in selling prices, and participate in various cooperative marketing programs. We maintain estimated accruals and allowances for such business terms. However, distributors tend to have more limited financial resources than other resellers and end-user customers and therefore represent potential sources of increased credit risk because they may be more likely to lack the reserve resources to meet payment obligations. Additionally, to the degree that the recent turmoil in the credit markets makes it more difficult for some customers to obtain financing, those customers’ ability to pay could be adversely impacted, which in turn could have a material adverse impact on our business, operating results and financial condition.

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

CHANGES IN OUR PROVISION FOR INCOME TAXES OR ADVERSE OUTCOMES RESULTING FROM EXAMINATION OF OUR INCOME TAX RETURNS COULD ADVERSELY AFFECT OUR RESULTS

Our provision for income taxes is subject to volatility and could be adversely affected by earnings being lower than anticipated in countries which have lower tax rates and higher than anticipated in countries which have higher tax rates; by changes in the valuation of our deferred tax assets and liabilities; by expiration of or lapses in the R&D tax credit laws; by transfer pricing adjustments including the post-acquisition integration of purchased intangible assets from certain acquisitions into our intercompany R&D cost sharing arrangement; by tax effects of non-deductible compensation; by tax costs related to intercompany realignments; or by changes in tax laws, regulations, accounting principles, including accounting for uncertain tax positions, or interpretations thereof. Significant judgment will be required to determine the recognition and measurement attribute prescribed in FIN 48. In addition, FIN 48 applies to all income tax positions, including the potential recovery of previously paid taxes, which if settled unfavorably could adversely impact our provision for income taxes or additional paid-in capital. Further, as a result of certain of our ongoing employment and capital investment actions and commitments, our income in certain countries is subject to reduced tax rates, and in some cases is wholly exempt from tax. Our failure to meet these commitments could adversely impact our provision for income taxes. In addition, we are subject to the continuous examination of our income tax returns by the Internal Revenue Service and other tax authorities. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes. There can be no assurance that the outcomes from these continuous examinations will not have an adverse effect on our operating results and financial condition.

OUR BUSINESS AND OPERATIONS ARE ESPECIALLY SUBJECT TO THE RISKS OF EARTHQUAKES, FLOODS, AND OTHER NATURAL CATASTROPHIC EVENTS

Our corporate headquarters, including certain of our research and development operations and our manufacturing facilities are located in the Silicon Valley area of Northern California, a region known for seismic activity. Additionally, a certain number of our facilities, including one of our manufacturing facilities, are located near rivers that have experienced flooding in the past. A significant natural disaster, such as an earthquake, a hurricane, or a flood, could have a material adverse impact on our business, operating results, and financial condition.

MAN-MADE PROBLEMS SUCH AS COMPUTER VIRUSES OR TERRORISM MAY DISRUPT OUR OPERATIONS AND HARM OUR OPERATING RESULTS

Despite our implementation of network security measures our servers are vulnerable to computer viruses, break-ins, and similar disruptions from unauthorized tampering with our computer systems. Any such event could have a material adverse effect on our business, operating results, and financial condition. Efforts to limit the ability of malicious third parties to disrupt the operations of the Internet or undermine our own security efforts may meet with resistance. In addition, the continued threat of terrorism and heightened security and military action in response to this threat, or any future acts of terrorism, may cause further disruptions to the economies of the United States and other countries and create further uncertainties or otherwise materially harm our business, operating results, and financial condition. Likewise, events such as widespread blackouts could have similar negative impacts. To the extent that such disruptions or uncertainties result in delays or cancellations of customer orders or the manufacture or shipment of our products, our business, operating results, and financial condition could be materially and adversely affected.

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

We have issued senior unsecured notes in an aggregate principal amount of $6.5 billion that mature at specific dates in 2009, 2011 and 2016. The notes that mature in 2009 bear floating-rate interest payable quarterly while the notes that mature in 2011 and 2016 bear fixed-rate interest payable semi-annually. During the third quarter of fiscal 2008, we terminated $6.0 billion of interest rate swaps, which previously had the effect of converting fixed-rate interest expense to floating-rate interest expense based on LIBOR. As a result, the fair value of the long-term debt is effectively subject to market interest rate volatility. The instruments governing the notes contain certain covenants applicable to us and our subsidiaries that may adversely affect our ability to incur certain liens or engage in certain types of sale and leaseback transactions. We had not previously undertaken substantial amounts of debt for borrowed money. There can be no assurance that our incurrence of this debt will be a better means of providing liquidity to us than would our use of our existing cash resources, including cash currently held offshore. Further, we cannot be assured that our maintenance of this indebtedness will not adversely affect our operating results or financial condition. In addition, changes by any rating agency to our credit rating can negatively impact the value and liquidity of both our debt and equity securities.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a) None.

(b) None.

(c) Issuer Purchases of Equity Securities (in millions, except per-share amounts)

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (2)
January 27, 2008 to February 23, 2008	26	$23.28	26	$11,154
February 24, 2008 to March 22, 2008	17	$24.42	17	$10,734
March 23, 2008 to April 26, 2008	40	$24.38	40	$9,771

Total	83	$24.04	83

(1)

Includes approximately 100,000 shares repurchased to satisfy tax withholding obligations that arose on the vesting of shares of restricted stock and restricted stock units and an insignificant number of unvested shares of common stock repurchased from employees upon cessation of employment.

(2)

On September 13, 2001, we announced that our Board of Directors had authorized a stock repurchase program. As of April 26, 2008, our Board of Directors had authorized the repurchase of up to $62 billion of common stock under this program. During the third quarter of fiscal 2008, we repurchased and retired 83 million shares of our common stock at a weighted-average price of $24.04 per share for an aggregate purchase price of $2.0 billion. As of April 26, 2008, we had repurchased and retired 2.5 billion shares of our common stock at a weighted-average price of $20.51 per share for an aggregate purchase price of $52.2 billion since inception of the stock repurchase program, and the remaining authorized amount for stock repurchases under this program was $9.8 billion with no termination date.

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

Cisco Systems, Inc.

Date: May 21, 2008	By	/s/ Frank A. Calderoni
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