Form 10-K
period 2008-07-26
CISCO SYSTEMS INC
filed 2008-09-15
CIK 858877

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 26, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

Aggregate market value of registrant’s common stock held by non-affiliates of the registrant, based upon the closing price of a share of the registrant’s common stock on January 25, 2008 as reported by the NASDAQ Global Select Market on that date: $144,486,532,744

Number of shares of the registrant’s common stock outstanding as of September 5, 2008: 5,883,028,141

DOCUMENTS INCORPORATED BY REFERENCE

(1)	Portions of the registrant’s Annual Report to Shareholders for its fiscal year ended July 26, 2008 are incorporated by reference into Part I and Part II of this Annual Report on Form 10-K where indicated.

(2)	Portions of the registrant’s Proxy Statement relating to the registrant’s 2008 Annual Meeting of Shareholders, to be held on November 13, 2008, are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated.

This Annual Report on Form 10-K, including the “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which is incorporated by reference from our 2008 Annual Report to Shareholders, contains forward-looking statements regarding future events and our future results that are subject to the safe harbors created under the Securities Act of 1933 (the “Securities Act”) and the Securities Exchange Act of 1934 (the “Exchange Act”). All statements other than statements of historical facts are statements that could be deemed forward-looking statements. These statements are based on current expectations, estimates, forecasts, and projections about the industries in which we operate and the beliefs and assumptions of our management. Words such as “expects,” “anticipates,” “targets,” “goals,” “projects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “continues,” “endeavors,” “may,” variations of such words, and similar expressions are intended to identify such forward-looking statements. In addition, any statements that refer to projections of our future financial performance, our anticipated growth and trends in our businesses, and other characterizations of future events or circumstances are forward-looking statements. Readers are cautioned that these forward-looking statements are only predictions and are subject to risks, uncertainties, and assumptions that are difficult to predict, including those identified below, under “Item 1A. Risk Factors,” and elsewhere herein and in the 2008 Annual Report to Shareholders. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. We undertake no obligation to revise or update any forward-looking statements for any reason.

PART I

ITEM 1. Business

General

We design, manufacture, and sell Internet Protocol (IP)-based networking and other products related to the communications and information technology (IT) industry and provide services associated with these products and their use. We provide a broad line of products for transporting data, voice, and video within buildings, across campuses, and around the world. Our products are designed to transform how people connect, communicate, and collaborate. Our products, which include primarily routers, switches, and products that we refer to as our advanced technologies, are installed at large enterprises, public institutions, telecommunications companies, commercial businesses and personal residences. We conduct our business globally and are managed geographically in five segments: the United States and Canada, European Markets, Emerging Markets, Asia Pacific, and Japan. The Emerging Markets theater consists of Eastern Europe, Latin America, the Middle East and Africa, and Russia and the Commonwealth of Independent States (CIS).

For revenue and other information regarding these segments, see Note 14 to the Consolidated Financial Statements in our 2008 Annual Report to Shareholders. Note 14 is incorporated into this report by reference.

We were incorporated in California in December 1984, and our headquarters are in San Jose, California. The mailing address of our headquarters is 170 West Tasman Drive, San Jose, California 95134-1706, and our telephone number at that location is (408) 526-4000. Our website is www.cisco.com. Through a link on the Investor Relations section of our website, we make available the following filings as soon as reasonably practicable after they are electronically filed with or furnished to the Securities and Exchange Commission (“SEC”): our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act. All such filings are available free of charge.

Products and Services

We sell Internet Protocol (IP)-based networking and other products and services related to the communications and IT industry. Our products and services are designed to address a wide range of customers’ business needs, including improving productivity, reducing costs, and gaining a competitive advantage. Our corresponding technology focus is on delivering networking products and solutions that simplify and secure customers’ infrastructures and offer integrated services. Our products and services help customers build their own network infrastructures that support tools and applications that allow them to communicate with key stakeholders, including customers, prospects, business partners, suppliers, and employees. Our product offerings fall into the following categories: our core technologies, routing and switching; advanced technologies; and other products. In addition to our product offerings, we provide a broad range of service offerings, including technical support services and advanced services. Our customer base spans virtually all types of public and private agencies and businesses, comprising large enterprise companies, service providers, commercial customers, and consumers.

Our products are used individually or as integrated offerings to connect personal and business computing devices to networks or computer networks with each other—whether they are within a building, across a campus, or around the world. Our breadth of product and service offerings across multiple technology segments enables us to offer a wide range of products and services to meet customer-specific requirements. We also provide products and services that allow customers to transition their various networks to a single multiservice data, voice, and video network, enabling economies of scale.

Our advanced technologies as a group have represented a larger proportion of our total revenue than routing in recent periods. Each of our advanced technologies, in addition to our core routing and switching product categories, builds upon our existing competencies and allows us to expand the overall market for our products and services. We have currently identified the following advanced technologies: application networking services, home networking, security, storage area networking, unified communications, video systems and wireless technology. We are in the process of identifying additional advanced technologies for focus and investment in the future. As has been the case from time to time in the past, one or more of our presently identified advanced technologies may be curtailed or eliminated depending on market developments. We have also continued to focus on developing a new wave of technologies, which we refer to as emerging technologies, including such products as Cisco TelePresence systems, physical security, and digital media, among others.

The investments we have made and our architectural approach are based on the belief that collaboration and networked Web 2.0 technologies that enable user collaboration, including unified communications and Cisco TelePresence systems, and the increased use of the network as the platform for all forms of communications and information technology will create new market opportunities for us. As part of the second major phase of the Internet, we believe the industry is evolving as both personal and business process collaboration enabled by networked Web 2.0 technologies help to increase innovation and productivity. We will endeavor to lead this market transition both through product development and adoption in the external customer marketplace and through our own internal adoption and use.

Many of our strategic initiatives and investments are also based on our vision of the evolution of the network. Over time, we believe that the Internet and the various networks associated with it, including corporate intranets; cable, broadband and dialup networks; and voice and video networks, will evolve to include embedded resources and the virtualization of applications and services to produce an integrated, intelligent system. This is our vision for the evolution of networking from connectivity products to intelligent systems. In this evolving environment, we believe successful vendors will be capable of providing a broad spectrum of products aimed not at a particular technology platform but at solutions to networking problems that span all segments. As such, we aim many of our strategic initiatives and investments at meeting the requirements that an intelligent network would demand, making the network the platform for the next generation of value-added communications. For a discussion of the risks associated with that strategy, please see “Item 1A. Risk Factors,” including the risk factor entitled “We depend upon the development of new products and enhancements to existing products, and if we fail to predict and respond to emerging technological trends and customers’ changing needs, our operating results and market share may suffer.” For information regarding sales of our major products and services, see Note 14 to the Consolidated Financial Statements in our 2008 Annual Report to Shareholders, which Note is incorporated into this report by reference.

Our offerings fall into several categories:

Routing

Routing technology is the foundation of an IP network. Routers interconnect IP networks, moving information such as data, voice, and video from one network to another across metropolitan-area networks (MANs) and wide-area networks (WANs). Our routing products offer features designed to increase the intelligence, security, reliability, scalability, and level of performance in the transmission of information and media-rich applications. We offer a broad range of routers, from core network infrastructure for service providers and large businesses to access routers for the service-rich branch office to home network deployments for telecommuters and consumers. Many of our routers host a wide range of services and advanced technologies, delivering integrated voice, video, data, and mobility for homes and businesses. During fiscal 2008, we introduced the Cisco ASR 1000 Series Aggregation Services Routers, designed to help service provider and enterprise edge networks simultaneously host an increasing array of integrated data, voice and video business and consumer services.

Switching

Switching is another integral networking technology used in campuses, branch offices, and data centers to build local-area networks (LANs), across cities to build MANs, and across great distances to build WANs. Our switching products connect and forward packets at the data-link layer in the network, and process data at the network layer. They offer many forms of connectivity to end users, workstations, IP phones, access points, and servers, and function as aggregators on LANs, MANs, and WANs. Our systems employ several widely used technologies including Ethernet, Gigabit Ethernet, 10 Gigabit Ethernet, Power over Ethernet, Asynchronous Transfer Mode, Packet over Synchronous Optical Network, and Multiprotocol Label Switching. Many of our switches support an integrated set of advanced services, delivering an integrated network solution for the organization. During fiscal 2008, we announced the Cisco Nexus 7000 and 5000 Series of data center-class switches, introduced interoperability through an ecosystem of application and systems partners, and accelerated adoption with a data center channel partner enablement strategy.

Advanced Technologies

Application Networking Services

Cisco Application Networking Services is a comprehensive portfolio of application networking solutions to enable the successful and highly secure delivery of applications within data centers and across WANs to remote and branch-office users. Using technology to accelerate, maximize availability of, and secure both application traffic and computing resources, these solutions are designed to provide a powerful framework to help ensure the successful deployment and delivery of business applications across the entire organization.

Home Networking

Home networking products connect different devices in the household, through wired or wireless connections, allowing users to share Internet access, printers, music, movies, and games throughout the home. Our products include voice and data modems, routers, network cards, media adapters, Internet video cameras, network storage, universal serial bus (USB) adapters, and other products that enable customers to share an Internet connection or move digital content around their homes or small-office environments. These products are sold through select retailers, value-added resellers, online retailers, and service providers worldwide.

Security

Cisco security solutions include a wide range of information security products and services designed to protect critical information systems from unauthorized use; defend against attack; and minimize the effect of Internet-borne worms, spam, viruses, and other malware. Our Self-Defending Network integrates security into the network, adapts to new and evolving threats, and enables collaboration across all security elements. As part of this strategy, we offer numerous network security technologies embedded within our routers and switches, in standalone security appliances and as host-based software agents with central management and analysis. Our information security product and service offerings are designed to help ensure the end-to-end integrity of the information network, simplify operations, and lower total cost of ownership. During fiscal 2008, we introduced the Cisco ASA 5580 Adaptive Security Appliance, designed to deliver data center-class performance with firewall and Secure Socket Layer/IP security Virtual Private Network capabilities in a single platform.

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

Unified Communications

Cisco Unified Communications integrate voice, video, data, and mobile applications on fixed and mobile networks, delivering a media-rich collaboration experience to the workspace. Specific products include IP phones, client software, servers, and network appliances supporting call control, contact centers, messaging, conferencing, voice mobility, and collaboration including presence and preference information. These products are available as software, as standalone devices, and as integrated components in Cisco routers and switches. These applications use the network as the platform to enhance competitive advantage by enabling users to accelerate decision time and reduce transaction time. The security and scalability of the network enable users in any workspace to connect with one another through a computer, handset, personal digital assistant (PDA) or other similar communications equipment. Cisco Unified Communications are part of a comprehensive solution that includes network infrastructure, security, wireless, management applications, lifecycle services, flexible deployment, outsourced management options, and third-party applications. These products include the web-based collaborative offerings from our fiscal 2007 acquisition of WebEx Communications, Inc. (“WebEx”). Web-based collaboration offerings allow users to share presentations, applications, documents, and desktops, with full-motion video and integrated audio, in a rich-multimedia environment online through the use of a standard web browser.

Video Systems

Our video systems consist primarily of digital set-top boxes and digital media technology products. Digital set-top boxes provide video entertainment services to consumers. They enable subscribers to access a variety of interactive digital television services developed either by Cisco or third parties. Our equipment includes Standard-Definition (SD) basic digital set-top boxes,

DOCSIS (Data Over Cable System Interface Specification) digital set-top boxes, DOCSIS Gateway (DSG) digital set-top boxes, High-Definition (HD) digital set-top boxes, Digital Video Recorder (DVR) set-top boxes, HD-DVR set-top boxes, Multi-Room DVR set-top boxes, Media Center DVR set-top boxes, and digital-only set-top boxes. Digital media technology products span a wide range of signal processing and headend capabilities including reception, encoding or transcoding, transrating, multiplexing, ad insertion, switching, and modulation. Deployment of these capabilities can help service providers and broadcast customers to more efficiently deliver entertainment, information, and communications services over their existing access networks.

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

Other Products

Our other products are comprised primarily of optical networking products, cable access, and service provider voice-over-IP (VoIP) services. We provide optical networking products for both the enterprise and service provider markets. We market and sell analog and digital optoelectronics which may reside in a network operator’s headend, in other facilities such as distribution hubs, and in optical nodes. Our other products also include such emerging technologies as Cisco TelePresence systems, physical security, and digital media products.

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

Service Providers

Service providers offer data, voice, and video communication services to businesses, governments, utilities, and consumers worldwide. They include regional, national, and international telecommunications carriers as well as Internet, cable, and wireless service providers. Service providers use a variety of our routing, switching, optical, storage, security, unified communications and call center, video systems, and network management products in their own networks. Compared with other customers, service providers are more likely to require network design, deployment, and support services because of the scale and complexity of their networks. Additionally, many service providers offer managed network services incorporating our enterprise and commercial products such as unified communications and call centers, including Intercompany TelePresence managed services, as well as virtual private networks (VPNs), security, and managed firewalls, for their business customers. We also group media, broadcast, and portal providers within our service provider market, as the lines in the telecommunications industry continue to blur between traditional network-based service offerings and content and application-based service offerings.

Commercial

Generally, we define commercial customers as those having 5 to 1,000 employees, with two distinct sub-segments: mid-market customers and small and medium-sized businesses (SMBs). Mid-market customers typically have 250 to 1,000 employees, while SMB customers typically have 5 to 250 employees. Mid-market customers are served by a combination of our sales department and channel partners and typically require the latest advanced technology that is available to our large enterprise customers, but with less complexity. SMBs require information technology and communication products that are easy to configure, install and maintain. SMB customers are served primarily by our channel partners.

Consumer

Consumer customers are individuals who utilize the network for personal use to enjoy a broad range of entertainment, communications and information experiences. Cisco is able to deliver these solutions to consumers through an extensive variety of retailers, service providers and content owners.

Sales Overview

As of the end of fiscal 2008, our worldwide sales and marketing department consisted of 23,529 employees, including managers, sales representatives, and technical support personnel. We have field sales offices in more than 85 countries and we sell our products and services both directly and through a variety of channels with support from our salesforce. A substantial portion of our products and services is sold through our channel partners and the remainder is sold through direct sales. Our channel partners include systems integrators, service providers, other resellers, distributors, and retail partners.

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

For information regarding risks relating to our international operations, please see “Item 1A. Risk Factors,” including the risk factors entitled “Our operating results may be adversely affected by unfavorable economic and market conditions and the uncertain geopolitical environment,” “Entrance into new or developing markets exposes us to additional competition and will likely increase demands on our service and support operations,” “Due to the global nature of our operations, political or economic changes or other factors in a specific country or region could harm our operating results and financial condition,” “We are exposed to fluctuations in currency exchange rates that could negatively impact our financial results and cash flows” and “Man-made problems such as computer viruses or terrorism may disrupt our operations and harm our operating results” among others.

Our service offerings complement our products through a range of consulting, technical, project, quality, and maintenance services, including 24-hour online and telephone support through technical assistance centers.

We provide financing arrangements, such as leases, financed service contracts, and loans, for certain qualified customers to build, maintain, and upgrade their networks. We believe customer financing is a competitive factor in obtaining business, particularly in serving customers involved in significant infrastructure projects. Leases include sales-type, direct financing, and operating leases. We also provide certain qualified customers with the option of financing long-term service contracts, which primarily relate to technical support services and typically range from one to three years. Our loan financing arrangements may include not only financing the acquisition of our products and services but also providing additional funds for other costs associated with network installation and integration of our products and services. For additional information regarding these financing arrangements, see Note 6 to the Consolidated Financial Statements in our 2008 Annual Report to Shareholders, which Note is incorporated into this report by reference.

Backlog

Our backlog at July 26, 2008, the last day of our 2008 fiscal year, was approximately $4.8 billion, compared with backlog of approximately $3.9 billion at July 28, 2007, the last day of our 2007 fiscal year. Backlog includes orders confirmed for products scheduled to be shipped within 90 days to customers with approved credit status. Because of the generally short cycle between order and shipment and occasional customer changes in delivery schedules or cancellation of orders (which are made without significant penalty), we do not believe that our backlog, as of any particular date, is necessarily indicative of actual net sales for any future period.

Acquisitions, Investments, and Alliances

The markets in which we compete require a wide variety of technologies, products, and capabilities. The combination of technological complexity and rapid change within our markets makes it difficult for a single company to develop all the technological solutions that it desires to offer within its family of products and services. Through acquisitions, investments, and alliances we work to broaden the range of products and services we are able to deliver to customers in target markets. We employ the following strategies to address the need for new or enhanced networking and communications products and services:

•	Developing new technologies and products internally

•	Entering into joint-development efforts with other companies

•	Reselling other companies’ products

•	Acquiring all or parts of other companies

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

Strategic Alliances

We pursue strategic alliances with other companies in areas where collaboration can produce industry advancement and acceleration of new markets. The objectives and goals for a strategic alliance can include one or more of the following: technology exchange, product development, joint sales and marketing, or new-market creation. Currently, we have strategic alliances with Accenture Ltd; AT&T Inc.; BearingPoint, Inc.; Cap Gemini S.A.; Dell Inc.; EMC Corporation; Fujitsu Limited; Hewlett-Packard Company; Intel Corporation; International Business Machines Corporation; Italtel SpA; Microsoft Corporation; Nokia; Nokia Siemens Networks; Oracle Corporation; Siemens AG; Sitronics Telecom Solutions, Czech Republic a.s.; Sprint Nextel Corporation; ThruPoint Inc. and Wipro Limited; among others. Companies with which we have strategic alliances in some areas may be competitors in other areas. The risks associated with our strategic alliances are more fully discussed in “Item 1A. Risk Factors,” including the risk factor entitled “If we do not successfully manage our strategic alliances, we may experience increased competition or delays in product development.”

Competition

We compete in the networking and communications equipment markets, providing products and services for transporting data, voice, and video traffic across intranets, extranets, and the Internet. These markets are characterized by rapid change, converging technologies, and a migration to networking solutions that offer superior advantages. These market factors represent both an opportunity and a competitive threat to us. We compete with numerous vendors in each product category. The overall number of our competitors providing niche product solutions may increase. Also, the identity and composition of competitors may change as we increase our activity in our advanced technology markets. As we continue to expand globally, we may see new competition in different geographic regions. In particular, we have experienced price-focused competition from competitors in Asia, especially from

China, and we anticipate this will continue.

Our competitors include: Alcatel-Lucent; ARRIS Group, Inc.; Aruba Networks, Inc.; Avaya Inc.; Belden CDT Inc.; Brocade Communications Systems, Inc.; Check Point Software Technologies Ltd.; D-Link Corporation; LM Ericsson Telephone Company; Extreme Networks, Inc.; F5 Networks, Inc.; Force10 Networks, Inc.; Fortinet Inc.; Foundry Networks Inc.; Hewlett-Packard Company; Huawei Technologies Co., Ltd; International Business Machines Corporation; Juniper Networks, Inc.; Meru Networks, Inc.; Microsoft Corporation; Motorola, Inc.; NETGEAR, Inc.; Nortel Networks Corporation; Riverbed Technology, Inc.; and Symantec Corporation; among others.

Some of these companies compete across multiple product lines, while others are primarily focused in a specific product area. Barriers to entry are relatively low, and new ventures to create products that do or could compete with our products are regularly formed. In addition, some of our competitors may have greater resources, including technical and engineering resources, than we do. As we expand into new markets, we will face competition not only from our existing competitors but also from other competitors, including existing companies with strong technological, marketing, and sales positions in those markets. We also sometimes face competition from resellers and distributors of our products. Companies with which we have strategic alliances in some areas may be competitors in other areas.

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

We also face competition from customers to which we license or supply technology and suppliers from which we transfer technology. The inherent nature of networking requires interoperability. As such, we must cooperate and at the same time compete with many companies. Any inability to effectively manage these complicated relationships with customers, suppliers, and strategic alliance partners could have a material adverse effect on our business, operating results, and financial condition and accordingly affect our chances of success.

Research and Development

We regularly seek to introduce new products and features in areas including routers, switches, advanced technologies, and other product technologies. Our research and development expenditures were $5.2 billion, $4.5 billion, and $4.1 billion in fiscal 2008, 2007, and 2006, respectively. All of our expenditures for research and development costs, as well as in-process research and development of $3 million, $81 million, and $91 million in fiscal 2008, 2007, and 2006, respectively, have been expensed as incurred.

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

Manufacturing

We primarily employ an outsourced manufacturing strategy that relies on contract manufacturers for manufacturing services. We presently use a variety of independent third-party companies to provide services related to printed-circuit board assembly, in-circuit test, and product repair as well as product assembly. Proprietary software on electronically programmable memory chips is used to configure products to customer needs and to maintain quality control and security. The manufacturing process enables us to configure the hardware and software in unique combinations to meet a wide variety of individual customer requirements. The manufacturing process uses automated testing equipment and burn-in procedures, as well as comprehensive inspection, testing, and statistical process controls, that are designed to help ensure the quality and reliability of our products. The manufacturing processes and procedures are generally certified to International Organization for Standardization (ISO) 9001 or ISO 9003 standards.

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

Although we primarily employ an outsourced manufacturing strategy, we continue to operate the facilities acquired in the February 2006 acquisition of Scientific-Atlanta, Inc. (“Scientific-Atlanta”) including Scientific-Atlanta’s principal facility in Juarez, Mexico. The manufacturing operations in Juarez range from automated assembly lines for volume production to complete assembly of a particular product by one individual or small group of individuals.

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

Employees

As of July 26, 2008, we employed 66,129 employees, including 16,794 in manufacturing and service, 19,584 in engineering, 23,529 in sales and marketing, and 6,222 in general and administration. Approximately 28,700 employees are in locations outside the United States. We consider the relationships with our employees to be positive. Competition for technical personnel in the industry in which we compete is intense. We believe that our future success depends in part on our continued ability to hire, assimilate, and retain qualified personnel. To date, we believe that we have been successful in recruiting qualified employees, but there is no assurance that we will continue to be successful in the future.

Executive Officers of the Registrant

The following table shows the name, age and position as of August 31, 2008 of each of our executive officers:

Name	Age	Position
Susan L. Bostrom	47

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

Frank A. Calderoni	51

Executive Vice President and Chief Financial Officer

Mr. Calderoni joined Cisco in May 2004 as Vice President, Worldwide Sales Finance. In June 2007, he was promoted to Senior Vice President, Customer Solutions Finance. He was appointed to his current position effective in February 2008. From March 2002 until he joined Cisco, Mr. Calderoni served as Vice President and Chief Financial Officer of QLogic Corporation, a supplier of storage networking solutions. Prior to that, he was Senior Vice President, Finance and Administration and Chief Financial Officer of SanDisk Corporation from February 2000 to February 2002.

Larry R. Carter	65

Senior Vice President, Office of the Chairman and CEO, and Director

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

Jonathan Chadwick	42

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

John T. Chambers	59

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

Name	Age	Position
Mark Chandler	52

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

Wim Elfrink	56

Executive Vice President, Cisco Services and Chief Globalization Officer

Mr. Elfrink joined Cisco in 1997 as Vice President of Customer Advocacy in Europe. In November 2000 he was promoted to Senior Vice President, Customer Advocacy and took over global responsibility for the function, relocating to San Jose California. Mr. Elfrink was appointed Chief Globalization Officer in December 2006 and moved to Bangalore India to establish Cisco’s Globalisation Centre East. In August 2007 he was named Executive Vice President.

Richard J. Justice	58

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

Randy Pond	54

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

OUR OPERATING RESULTS MAY FLUCTUATE IN FUTURE PERIODS, WHICH MAY ADVERSELY AFFECT OUR STOCK PRICE

Our operating results have been in the past, and will continue to be, subject to quarterly and annual fluctuations as a result of numerous factors. These factors include:

•	Fluctuations in demand for our products and services, especially with respect to telecommunications service providers and Internet businesses, in part due to changes in the global economic environment

•	Changes in sales and implementation cycles for our products and reduced visibility into our customers’ spending plans and associated revenue

•	Our ability to maintain appropriate inventory levels and purchase commitments

•	Price and product competition in the communications and networking industries, which can change rapidly due to technological innovation and different business models from various geographic regions

•	The overall movement toward industry consolidation among both our competitors and our customers

•	The introduction and market acceptance of new technologies and products and our success in new markets, including emerging and advanced technologies, as well as the adoption of new standards

•	Variations in sales channels, product costs, or mix of products sold

•	The timing, size, and mix of orders from customers

•	Manufacturing and customer lead times

•	Fluctuations in our gross margins, and the factors, that contribute to such fluctuations as described below

•	Our ability to achieve targeted cost reductions

•	The ability of our customers, channel partners, and suppliers to obtain financing or to fund capital expenditures

•	Share-based compensation expense and the timing and amount of employer payroll tax to be paid on our employees’ gains on stock options exercised

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

•

Changes in accounting rules, such as increased use of fair value measures and the potential requirement that U.S. registrants prepare financial statements in accordance with International Financial Reporting Standards (IFRS)

As a consequence, operating results for a particular future period are difficult to predict, and, therefore, prior results are not necessarily indicative of results to be expected in future periods. Any of the foregoing factors, or any other factors discussed elsewhere herein, could have a material adverse effect on our business, results of operations, and financial condition that could adversely affect our stock price.

OUR OPERATING RESULTS MAY BE ADVERSELY AFFECTED BY UNFAVORABLE ECONOMIC AND MARKET CONDITIONS AND THE UNCERTAIN GEOPOLITICAL ENVIRONMENT

Economic conditions worldwide have from time to time contributed to slowdowns in the communications and networking industries at large, as well as to specific segments and markets in which we operate, resulting in:

•	Reduced demand for our products as a result of continued constraints on IT-related capital spending by our customers, particularly service providers, and other customer markets as well

•	Increased price competition for our products, not only from our competitors but also as a consequence of customers disposing of unutilized products

•	Risk of excess and obsolete inventories

•	Excess facilities and manufacturing capacity

•	Higher overhead costs as a percentage of revenue and higher interest expense

Recent turmoil in the geopolitical environment in many parts of the world and changes in energy costs may continue to put pressure on global economic conditions. Our operating results in one or more segments may also be affected by uncertain or changing economic conditions particularly germane to that segment or to particular customer markets within that segment, such as the challenges that are currently affecting economic conditions in the United States. If global economic and market conditions, or economic conditions in the United States or other key markets, remain uncertain or persist, spread, or deteriorate further, we may experience material impacts on our business, operating results, and financial condition.

OUR REVENUE FOR A PARTICULAR PERIOD IS DIFFICULT TO PREDICT, AND A SHORTFALL IN REVENUE MAY HARM OUR OPERATING RESULTS

As a result of a variety of factors discussed in this report, our revenue for a particular quarter is difficult to predict. Our net sales may grow at a slower rate than in past periods or may decline. Our ability to meet financial expectations could also be adversely affected if the nonlinear sales pattern seen in some of our past quarters recurs in future periods. We have experienced periods of time during which shipments have exceeded net bookings or manufacturing issues have delayed shipments, leading to nonlinearity in shipping patterns. In addition to making it difficult to predict revenue for a particular period, nonlinearity in shipping can increase costs, because irregular shipment patterns result in periods of underutilized capacity and periods in which overtime expenses may be incurred, as well as in potential additional inventory management-related costs. In addition, to the extent that manufacturing issues and any related component shortages result in delayed shipments in the future, and particularly in periods in which we and our contract manufacturers are operating at higher levels of capacity, it is possible that revenue for a quarter could be adversely affected if such matters occur and are not remediated within the same quarter.

The timing of large orders can also have a significant effect on our business and operating results from quarter to quarter, primarily in our Emerging Markets theater and other emerging countries. From time to time, we receive large orders that have a significant effect on our operating results in the period in which the order is recognized as revenue. The timing of such orders is difficult to predict, and the timing of revenue recognition from such orders may affect period to period changes in net sales. As a result, our operating results could vary materially from quarter to quarter based on the receipt of such orders and their ultimate recognition as revenue.

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

Any of the above factors could have a material adverse impact on our operations and financial results.

WE EXPECT GROSS MARGIN TO VARY OVER TIME, AND OUR LEVEL OF PRODUCT GROSS MARGIN MAY NOT BE SUSTAINABLE

Our level of product gross margins may not be sustainable and may continue to be adversely affected by numerous factors, including:

•	Changes in customer, geographic, or product mix, including mix of configurations within each product group

•	Introduction of new products, including products with price-performance advantages

•	Our ability to reduce production costs

•	Entry into new markets, including markets with different pricing and cost structures, through acquisitions or internal development

•	Sales discounts

•	Increases in material or labor costs

•	Excess inventory and inventory holding charges

•	Obsolescence charges

•	Changes in shipment volume

•	The timing of revenue recognition and revenue deferrals

•	Loss of cost savings due to changes in component pricing or charges incurred due to inventory holding periods if parts ordering does not correctly anticipate product demand

•	Lower than expected benefits from value engineering

•	Increased price competition, including competitors from Asia, especially from China

•	Changes in distribution channels

•	Increased warranty costs

•	How well we execute on our strategy and operating plans

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

Sales to the service provider market have been characterized by large and sporadic purchases, especially relating to our router sales and sales of certain of our advanced technologies, in addition to longer sales cycles. In the past, we have experienced significant weakness in sales to service providers over certain extended periods of time as market conditions have fluctuated. Sales activity in this industry depends upon the stage of completion of expanding network infrastructures; the availability of funding; and the extent to which service providers are affected by regulatory, economic, and business conditions in the country of operations. Weakness in orders from this industry, including as a result of any slowdown in capital expenditures by service providers, could have a material adverse effect on our business, operating results, and financial condition. We have seen a slowdown in capital expenditures by a few of our service provider customers, and believe there may be potential for a broader slowdown in the global service provider market in the next few quarters. Orders from this industry could decline for many reasons other than the competitiveness of our products and services within their respective markets. For example, in the past, many of our service provider customers have been materially and adversely affected by slowdowns in the general economy, by overcapacity, by changes in the service provider market, by regulatory developments, and by constraints on capital availability, resulting in business failures and substantial reductions in spending and expansion plans. These conditions have materially harmed our business and operating results in the past, and some of these or other conditions in the service provider market could affect our business and operating results in any future period. Finally, service provider customers typically have longer implementation cycles; require a broader range of services, including design services; demand that vendors take on a larger share of risks; often require acceptance provisions, which can lead to a delay in revenue recognition; and expect financing from vendors. All these factors can add further risk to business conducted with service providers.

DISRUPTION OF OR CHANGES IN OUR DISTRIBUTION MODEL COULD HARM OUR SALES AND MARGINS

If we fail to manage distribution of our products and services properly, or if our distributors’ financial condition or operations weaken, our revenue and gross margins could be adversely affected.

A substantial portion of our products and services is sold through our channel partners, and the remainder is sold through direct sales. Our channel partners include systems integrators, service providers, other resellers, distributors, and retail partners. Systems integrators and service providers typically sell directly to end users and often provide system installation, technical support, professional services, and other support services in addition to network equipment sales. Systems integrators also typically integrate our products into an overall solution, and a number of service providers are also systems integrators. Distributors stock inventory and typically sell to systems integrators, service providers, and other resellers. In addition, home networking products are generally sold through distributors and retail partners. We refer to sales through distributors and retail partners as our two-tier system of sales to the end customer. Revenue from distributors and retail partners is recognized based on a sell-through method using information provided by them. These distributors and retail partners are generally given business terms that allow them to return a portion of inventory, receive credits for changes in selling prices, and participate in various cooperative marketing programs. If sales through indirect channels increase, this may lead to greater difficulty in forecasting the mix of our products and, to a degree, the timing of orders from our customers.

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

We believe that we may be faced with the following challenges in the future:

•	New markets in which we participate may grow quickly, which may make it difficult to quickly obtain significant component capacity

•	As we acquire companies and new technologies, we may be dependent, at least initially, on unfamiliar supply chains or relatively small supply partners

•	We face competition for certain components that are supply-constrained, from existing competitors, and companies in other markets

Manufacturing capacity and component supply constraints could be significant issues for us. We purchase components from a variety of suppliers and use several contract manufacturers to provide manufacturing services for our products. During the normal course of business, in order to improve manufacturing lead-time performance and to help ensure adequate component supply, we enter into agreements with contract manufacturers and suppliers that either allow them to procure inventory based upon criteria as defined by us or that establish the parameters defining our requirements. In certain instances, these agreements allow us the option to cancel, reschedule, and adjust our requirements based on our business needs prior to firm orders being placed. If we fail to anticipate customer demand properly, an oversupply of parts could result in excess or obsolete components that could adversely affect our gross margins. For additional information regarding our purchase commitments with contract manufacturers and suppliers, see Note 10 to the Consolidated Financial Statements in our 2008 Annual Report to Shareholders, which Note is incorporated into this report by reference.

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

The fact that we do not own or operate the bulk of our manufacturing facilities could have an adverse impact on the supply of our products and on our operating results. Financial problems of contract manufacturers on which we rely, or reservation of manufacturing capacity by other companies, inside or outside of our industry, could either limit supply or increase costs.

Our key manufacturing facility for Scientific-Atlanta’s products is located in Juarez, Mexico, and we may be materially and adversely affected by any prolonged disruption in the operation of this facility.

THE MARKETS IN WHICH WE COMPETE ARE INTENSELY COMPETITIVE, WHICH COULD ADVERSELY AFFECT OUR REVENUE GROWTH

The markets in which we compete are characterized by rapid change, converging technologies, and a migration to networking and communications solutions that offer relative advantages. These market factors represent a competitive threat to us. We compete with numerous vendors in each product category. The overall number of our competitors providing niche product solutions may increase. Also, the identity and composition of competitors may change as we increase our activity in our advanced technology markets. As we continue to expand globally, we may see new competition in different geographic regions. In particular, we have experienced price-focused competition from competitors in Asia, especially from China, and we anticipate this will continue. For information regarding our competition and the risks arising out of the competitive environment in which we operate, see the section entitled “Competition” contained in Item 1 of this report.

The principal competitive factors in the markets in which we presently compete and may compete in the future include:

•	The ability to provide a broad range of networking and communications products and services

•	Product performance

•	Price

•	The ability to introduce new products, including products with price-performance advantages

•	The ability to reduce production costs

•	The ability to provide value-added features such as security, reliability, and investment protection

•	Conformance to standards

•	Market presence

•	The ability to provide financing

We also face competition from customers to which we license or supply technology and suppliers from which we transfer technology. The inherent nature of networking requires interoperability. As such, we must cooperate and at the same time compete with many companies. Any inability to effectively manage these complicated relationships with customers, suppliers, and strategic alliance partners could have a material adverse effect on our business, operating results, and financial condition and accordingly affect our chances of success.

WE DEPEND UPON THE DEVELOPMENT OF NEW PRODUCTS AND ENHANCEMENTS TO EXISTING PRODUCTS, AND IF WE FAIL TO PREDICT AND RESPOND TO EMERGING TECHNOLOGICAL TRENDS AND CUSTOMERS’ CHANGING NEEDS, OUR OPERATING RESULTS AND MARKET SHARE MAY SUFFER

The markets for our products are characterized by rapidly changing technology, evolving industry standards, new product introductions, and evolving methods of building and operating networks. Our operating results depend on our ability to develop and introduce new products into existing and emerging markets and to reduce the production costs of existing products. We believe the industry is evolving to enable personal and business process collaboration enabled by networked Web 2.0, the technologies that enable user collaboration, as part of the second major phase of the Internet. As such, many of our strategic initiatives and investments are aimed at meeting the requirements that a network capable of multiple party, collaborative interaction would demand, and the investments we have made and our architectural approach are designed to enable networked Web 2.0 and the increased use of the network as the platform for all forms of communications and IT. The process of developing new technology is complex and uncertain, and if we fail to accurately predict customers’ changing needs and emerging technological trends our business could be harmed. We must commit significant resources to developing new products before knowing whether our investments will result in products the market will accept. In particular, if our model of the evolution of networking to collaborative systems does not emerge as we believe it will, or if the industry does not evolve as we believe it will, many of our strategic initiatives and investments may be of no or limited value. Furthermore, we may not execute successfully on that vision because of errors in product planning or timing, technical hurdles that we fail to overcome in a timely fashion, or a lack of appropriate resources. This could result in competitors providing those solutions before we do and loss of market share, net sales, and earnings. The success of new products depends on several factors, including proper new product definition, component costs, timely completion and introduction of these products, differentiation of new products from those of our competitors, and market acceptance of these products. There can be no assurance that we will successfully identify new product opportunities, develop and bring new products to market in a timely manner, or achieve market acceptance of our products or that products and technologies developed by others will not render our products or technologies obsolete or noncompetitive. Specifically, the products and technologies that we identify as “emerging technologies,” such as Cisco TelePresence systems, or “advanced technologies” may not prove to have the market success we anticipate, and we may not successfully identify and invest in other emerging or advanced technologies.

WE ARE INCREASING OUR INVESTMENT IN ENGINEERING, SALES, SERVICE AND MANUFACTURING ACTIVITIES, AND THESE INVESTMENTS MAY ACHIEVE DELAYED, OR LOWER THAN EXPECTED BENEFITS WHICH COULD HARM OUR OPERATING RESULTS

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

•

Use a substantial portion of our cash resources, as we did in connection with our June 2007 acquisition of WebEx, or incur debt, as we did in February 2006 when we issued and sold $6.5 billion in senior unsecured notes to fund our acquisition of Scientific-Atlanta

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

Mergers and acquisitions of high-technology companies are inherently risky and subject to many factors outside of our control, and no assurance can be given that our previous or future acquisitions will be successful and will not materially adversely affect our business, operating results, or financial condition. Failure to manage and successfully integrate acquisitions could materially harm our business and operating results. Prior acquisitions have resulted in a wide range of outcomes, from successful introduction of new products and technologies to a failure to do so. Even when an acquired company has already developed and marketed products, there can be no assurance that product enhancements will be made in a timely fashion or that pre-acquisition due diligence will have identified all possible issues that might arise with respect to such products.

From time to time, we have made acquisitions that resulted in in-process research and development expenses being charged in an individual quarter. These charges may occur in any particular quarter, resulting in variability in our quarterly earnings. In addition, our effective tax rate for future periods is uncertain and could be impacted by mergers and acquisitions. Risks related to new product development also apply to acquisitions. Please see the risk factors above, including the risk factor entitled “We depend upon the development of new products and enhancements to existing products, and if we fail to predict and respond to emerging technological trends and customers’ changing needs, our operating results and market share may suffer” for additional information.

ENTRANCE INTO NEW OR DEVELOPING MARKETS EXPOSES US TO ADDITIONAL COMPETITION AND WILL LIKELY INCREASE DEMANDS ON OUR SERVICE AND SUPPORT OPERATIONS

As we focus on new market opportunities—for example, storage; wireless; security; transporting data, voice, and video traffic across the same network; and other advanced technologies and emerging technologies—we will increasingly compete with large telecommunications equipment suppliers as well as startup companies. Several of our competitors may have greater resources, including technical and engineering resources, than we do. Additionally, as customers in these markets complete infrastructure deployments, they may require greater levels of service, support, and financing than we have provided in the past, especially in the Emerging Markets theater. Demand for these types of service, support, or financing contracts may increase in the future. There can be no assurance that we can provide products, service, support, and financing to effectively compete for these market opportunities.

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

We conduct significant sales and customer support operations in countries outside of the United States; maintain a manufacturing facility for a substantial portion of our video systems products in Juarez, Mexico; and also depend on non-U.S. operations of our contract manufacturers and our distribution partners. Recently our Emerging Markets theater has been a relatively fast growing theater, and we have announced plans to expand our commitments and growth expectations in this theater. As such, our growth depends in part on our continuing to increase sales into this theater. We also intend to expand our level of business activity in two large emerging countries, India and China, and our growth in the Asia Pacific theater will also depend in part upon our continuing to increase sales in these countries. Our future results could be materially adversely affected by a variety of factors relating to our operations outside the United States, any or all of which could have a material adverse effect on our operating results and financial condition, including, among others, foreign currency exchange rates; political or social unrest, economic instability or weakness or natural disasters in a specific country or region; environmental and trade protection measures and other legal and regulatory requirements, some of which may affect our ability to import our products to, export our products from, or sell our products in various countries; political considerations that affect service provider and government spending patterns; health or similar issues, such as a pandemic or epidemic; difficulties in staffing and managing international operations; and adverse tax consequences, including imposition of withholding or other taxes on payments by subsidiaries.

WE ARE EXPOSED TO THE CREDIT RISK OF SOME OF OUR CUSTOMERS AND TO CREDIT EXPOSURES IN WEAKENED MARKETS, WHICH COULD RESULT IN MATERIAL LOSSES

Most of our sales are on an open credit basis, with typical payment terms of 30 days in the United States and, because of local customs or conditions, longer in some markets outside the United States. We monitor individual customer payment capability in granting such open credit arrangements, seek to limit such open credit to amounts we believe the customers can pay, and maintain reserves we believe are adequate to cover exposure for doubtful accounts. Beyond our open credit arrangements, we have also experienced demands for customer financing and facilitation of leasing arrangements. We expect demand for customer financing to continue. We believe customer financing is a competitive factor in obtaining business, particularly in serving customers involved in significant infrastructure projects. Our loan financing arrangements may include not only financing the acquisition of our products and services but also providing additional funds for other costs associated with network installation and integration of our products and services.

Our exposure to the credit risks relating to our financing activities described above may increase if there is an economic slowdown. Although we have programs in place that are designed to monitor and mitigate the associated risk, including monitoring of particular risks in certain geographic areas, there can be no assurance that such programs will be effective in reducing our credit risks.

In the past, there have been significant bankruptcies among customers both on open credit and with loan or lease financing arrangements, particularly among Internet businesses and service providers, causing us to incur economic or financial losses. There can be no assurance that additional losses will not be incurred. Although these losses have not been material to date, future losses, if incurred, could harm our business and have a material adverse effect on our operating results and financial condition. A portion of our sales is derived through our distributors and retail partners. These distributors and retail partners are generally given business terms that allow them to return a portion of inventory, receive credits for changes in selling prices, and participate in various cooperative marketing programs. We maintain estimated accruals and allowances for such business terms. However, distributors tend to have more limited financial resources than other resellers and end-user customers and therefore represent potential sources of increased credit risk because they may be more likely to lack the reserve resources to meet payment obligations. Additionally, to the degree that the recent turmoil in the credit markets makes it more difficult for some customers to obtain financing, those customers’ ability to pay could be adversely impacted, which in turn could have a material adverse impact on our business, operating results, and financial condition.

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

FAILURE TO RETAIN AND RECRUIT KEY PERSONNEL WOULD HARM OUR ABILITY TO MEET KEY OBJECTIVES

Our success has always depended in large part on our ability to attract and retain highly skilled technical, managerial, sales, and marketing personnel. Competition for these personnel is intense, especially in the Silicon Valley area of Northern California. Stock incentive plans are designed to reward employees for their long-term contributions and provide incentives for them to remain with us. Volatility or lack of positive performance in our stock price, or changes to our overall compensation program, including our stock incentive program, resulting from the management of share dilution and share-based compensation expense or otherwise, may also adversely affect our ability to retain key employees. As a result of one or more of these factors, we may increase our hiring in geographic areas outside the United States, which could subject us to additional geopolitical and exchange rate risk. The loss of services of any of our key personnel; the inability to retain and attract qualified personnel in the future; or delays in hiring required personnel, particularly engineering and sales personnel, could make it difficult to meet key objectives, such as timely and effective product introductions. In addition, companies in our industry whose employees accept positions with competitors frequently claim that competitors have engaged in improper hiring practices. We have received these claims in the past and may receive additional claims to this effect in the future.

ADVERSE RESOLUTION OF LITIGATION OR GOVERNMENTAL INVESTIGATIONS MAY HARM OUR OPERATING RESULTS OR FINANCIAL CONDITION

We are a party to lawsuits in the normal course of our business. Litigation can be expensive, lengthy, and disruptive to normal business operations. Moreover, the results of complex legal proceedings are difficult to predict. In addition, Brazilian authorities are investigating certain employees of our Brazilian subsidiary and certain employees of a Brazilian importer of our products relating to the allegation of evading import taxes and other alleged improper transactions involving the subsidiary and the importer. We are conducting a thorough review of the matter. To date, Brazilian authorities have not asserted a claim against us. In addition, we are investigating the allegations regarding improper transactions, we have proactively communicated with United States authorities to provide information and report on our findings, and the United States authorities are currently investigating such allegations. An unfavorable resolution of lawsuits or governmental investigations could have a material adverse effect on our business, operating results, or financial condition. For additional information regarding certain of the matters in which we are involved, see Item 3, “Legal Proceedings,” contained in Part I of this report.

CHANGES IN OUR PROVISION FOR INCOME TAXES OR ADVERSE OUTCOMES RESULTING FROM EXAMINATION OF OUR INCOME TAX RETURNS COULD ADVERSELY AFFECT OUR RESULTS

Our provision for income taxes is subject to volatility and could be adversely affected by earnings being lower than anticipated in countries that have lower tax rates and higher than anticipated in countries that have higher tax rates; by changes in the valuation of our deferred tax assets and liabilities; by expiration of or lapses in the R&D tax credit laws; by transfer pricing adjustments including the post-acquisition integration of purchased intangible assets from certain acquisitions into our intercompany R&D cost sharing arrangement; by tax effects of nondeductible compensation; by tax costs related to intercompany realignments; or by changes in tax laws, regulations, accounting principles, including accounting for uncertain tax positions or interpretations thereof. Significant judgment is required to determine the recognition and measurement attribute prescribed in Financial Interpretation No. 48, “Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109” (“FIN 48”). In addition, FIN 48 applies to all income tax positions, including the potential recovery of previously paid taxes, which if settled unfavorably could adversely impact our provision for income taxes or additional paid-in capital. Further, as a result of certain of our ongoing employment and capital investment actions and commitments, our income in certain countries is subject to reduced tax rates and in some cases is wholly exempt from tax. Our failure to meet these commitments could adversely impact our provision for income taxes. In addition, we are subject to the continuous examination of our income tax returns by the Internal Revenue Service and other tax authorities. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes. There can be no assurance that the outcomes from these continuous examinations will not have an adverse effect on our operating results and financial condition.

OUR BUSINESS AND OPERATIONS ARE ESPECIALLY SUBJECT TO THE RISKS OF EARTHQUAKES, FLOODS, AND OTHER NATURAL CATASTROPHIC EVENTS

Our corporate headquarters, including certain of our research and development operations are located in the Silicon Valley area of Northern California, a region known for seismic activity. Additionally, a certain number of our facilities are located near rivers that have experienced flooding in the past. A significant natural disaster, such as an earthquake, a hurricane, or a flood, could have a material adverse impact on our business, operating results, and financial condition.

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

We maintain an investment portfolio of various holdings, types, and maturities. These securities are generally classified as available-for-sale and, consequently, are recorded on our Consolidated Balance Sheets at fair value with unrealized gains or losses reported as a separate component of accumulated other comprehensive income, net of tax. Our portfolio includes fixed income securities and equity investments in publicly traded companies, the values of which are subject to market price volatility to the extent unhedged. If the market price declines, we may recognize in earnings the decline in fair value of our investments below the cost basis when the decline is judged to be other-than-temporary. For information regarding the sensitivity of and risks associated with the market value of portfolio investments and interest rates, refer to the section titled “Quantitative and Qualitative Disclosures About Market Risk” included in our 2008 Annual Report to Shareholders, which section is incorporated by reference into this report. Our investments in private companies are subject to risk of loss of investment capital. These investments are inherently risky because the markets for the technologies or products they have under development are typically in the early stages and may never materialize. We could lose our entire investment in these companies.

IF WE DO NOT SUCCESSFULLY MANAGE OUR STRATEGIC ALLIANCES, WE MAY EXPERIENCE INCREASED COMPETITION OR DELAYS IN PRODUCT DEVELOPMENT

We have several strategic alliances with large and complex organizations and other companies with which we work to offer complementary products and services. These arrangements are generally limited to specific projects, the goal of which is generally to facilitate product compatibility and adoption of industry standards. If successful, these relationships may be mutually beneficial and result in industry growth. However, these alliances carry an element of risk because, in most cases, we must compete in some business areas with a company with which we have a strategic alliance and, at the same time, cooperate with that company in other business areas. Also, if these companies fail to perform or if these relationships fail to materialize as expected, we could suffer delays in product development or other operational difficulties.

OUR STOCK PRICE MAY BE VOLATILE

Historically, our common stock has experienced substantial price volatility, particularly as a result of variations between our actual financial results and the published expectations of analysts and as a result of announcements by our competitors and us. Furthermore, speculation in the press or investment community about our strategic position, financial condition, results of operations, business, security of our products, or significant transactions can cause changes in our stock price. In addition, the stock market has experienced extreme price and volume fluctuations that have affected the market price of many technology companies, in particular, and that have often been unrelated to the operating performance of these companies. These factors, as well as general economic and political conditions and the announcement of proposed and completed acquisitions or other significant transactions, or any difficulties associated with such transactions, by us or our current or potential competitors, may materially adversely affect the market price of our common stock in the future. Additionally, volatility, lack of positive performance in our stock price or changes to our overall compensation program including our stock incentive program may adversely affect our ability to retain key employees, virtually all of whom are compensated, in part, based on the performance of our stock price.

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

ITEM 1B. Unresolved Staff Comments

Not applicable.

ITEM 2. Properties

Our headquarters are located at an owned site in San Jose, California. In addition to this site, we own certain sites in the United States, which include facilities in the surrounding areas of San Jose, California; Boxborough, Massachusetts; Richardson, Texas; Lawrenceville, Georgia; and Research Triangle Park, North Carolina. We also own land for expansion in some of these locations. In addition, we also lease office space in several U.S. locations.

Outside the United States our operations are conducted primarily in leased sites. During fiscal 2008, we opened our Globalisation Centre East campus at a leased site in Bangalore, India. Other significant sites include sites in Australia, Canada, China, France, Germany, Israel, Japan, Netherlands, Singapore, and the United Kingdom, among others.

We own and lease certain Scientific-Atlanta manufacturing facilities with a principal manufacturing facility, which we own, located in Juarez, Mexico. We believe that our existing facilities, including both owned and leased, are in good condition and suitable for the conduct of our business.

For additional information regarding obligations under operating leases, see Note 10 to the Consolidated Financial Statements in our 2008 Annual Report to Shareholders. Note 10 is incorporated by reference herein. For additional information regarding properties by operating segment, see Note 14 to the Consolidated Financial Statements in our 2008 Annual Report to Shareholders. Note 14 is incorporated by reference herein.

ITEM 3. Legal Proceedings

We and other defendants were subject to claims asserted by Telcordia Technologies, Inc. on July 16, 2004 in the Federal District Court for the District of Delaware alleging that various Cisco routers, switches and optical products infringed United States Patent Nos. 4,893,306, 4,835,763, and Re 36,633. Telcordia sought damages and injunctive relief. The Court ruled that, as a matter of law, we do not infringe Patent No. 4,893,306. After conclusion of a trial, on May 10, 2007, a jury found that infringement had occurred on the other patents and awarded damages in an amount that is not material to us. We have asked the Court to reverse the verdict as a matter of law, and if necessary, we intend to appeal the decision. Telcordia has asked the Court to enhance damages and award it attorneys’ fees and also has the right to appeal. We believe that the ultimate outcome of this matter and aggregate potential damages will not be material.

Brazilian authorities are investigating certain employees of our Brazilian subsidiary and certain employees of a Brazilian importer of our products relating to the allegation of evading import taxes and other alleged improper transactions involving the subsidiary and the importer. We are conducting a thorough review of the matter. To date, Brazilian authorities have not asserted a claim against us. We are unable to determine the likelihood of an unfavorable outcome on any potential claims against us or to reasonably estimate a range of loss, if any. In addition, we are investigating the allegations regarding improper transactions, we have proactively communicated with United States authorities to provide information and report on our findings, and the United States authorities are currently investigating such allegations.

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

ITEM 4. Submission of Matters to a Vote of Security Holders

None.

PART II

ITEM 5. Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

(a) The market price and related Cisco shareholder information required by this item are incorporated by reference to the section entitled “Stock Market Information” on page 83 of our 2008 Annual Report to Shareholders.

(b) Not Applicable.

(c) Issuer Purchases of Equity Securities (in millions, except per-share amounts):

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs(2)
April 27, 2008 to May 24, 2008	22	$25.91	22	$9,199
May 25, 2008 to June 21, 2008	19	$25.86	19	$8,701
June 22, 2008 to July 26, 2008	13	$22.54	13	$8,421

Total	54	$25.11	54

(1)	Includes approximately 350,000 shares repurchased to satisfy tax withholding obligations that arose on the vesting of shares of restricted stock and restricted stock units.
(2)

On September 13, 2001, we announced that our Board of Directors had authorized a stock repurchase program. As of July 26, 2008, our Board of Directors had authorized the repurchase of up to $62 billion of common stock under this program. During fiscal 2008, we repurchased and retired 372 million shares of our common stock at an average price of $27.80 per share for an aggregate purchase price of $10.4 billion. As of July 26, 2008, we had repurchased and retired 2.6 billion shares of our common stock at an average price of $20.60 per share for an aggregate purchase price of $53.6 billion since inception of the stock repurchase program, and the remaining authorized amount for stock repurchases under this program was $8.4 billion with no termination date.

ITEM 6. Selected Financial Data

The information required by this item is incorporated by reference to page 18 of our 2008 Annual Report to Shareholders.

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information required by this item is incorporated by reference to pages 19 to 42 of our 2008 Annual Report to Shareholders.

ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk

The information required by this item is incorporated by reference to pages 43 to 46 of our 2008 Annual Report to Shareholders.

ITEM 8. Financial Statements and Supplementary Data

The information required by this item is incorporated by reference to pages 47 to 82 and the section entitled “Supplementary Financial Data (Unaudited)” on page 83 of our 2008 Annual Report to Shareholders.

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

Internal Control Over Financial Reporting

Management’s report on our internal control over financial reporting and the report of our independent registered public accounting firm on our internal control over financial reporting are incorporated by reference to the portion of page 16 under the caption “Management’s Report on Internal Control Over Financial Reporting” and to page 17, respectively, of our 2008 Annual Report to Shareholders.

There was no change in our internal control over financial reporting during our fourth quarter of fiscal 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. Other Information

None.

PART III

ITEM 10. Directors, Executive Officers and Corporate Governance

The information required by this item relating to our directors and nominees, regarding compliance with Section 16(a) of the Securities Act of 1934, and regarding our Audit Committee is included under the captions “Proposal No. 1: Election of Directors—General” and “—Business Experience of Nominees,” “Ownership of Securities—Section 16(a) Beneficial Ownership Reporting Compliance,” and “Proposal No. 1: Election of Directors—Board Committees and Meetings” in our Proxy Statement related to the 2008 Annual Meeting of Shareholders and is incorporated herein by reference.

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

We intend to satisfy any disclosure requirement under Item 5.05 of Form 8-K regarding an amendment to, or waiver from, a provision of this code of ethics by posting such information on our website, on the web page found by clicking through to “Code of Business Conduct” as specified above.

ITEM 11. Executive Compensation

The information appearing under the headings “Proposal No. 1: Election of Directors—Director Compensation” and “Executive Compensation and Related Information” in our Proxy Statement related to the 2008 Annual Meeting of Shareholders is incorporated herein by reference.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item relating to security ownership of certain beneficial owners and management is included under the caption “Ownership of Securities,” and the information required by this item relating to securities authorized for issuance under equity compensation plans is included under the caption “Equity Compensation Plan Information,” in each case in our Proxy Statement related to the 2008 Annual Meeting of Shareholders, and is incorporated herein by reference.

ITEM 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item relating to review, approval or ratification of transactions with related persons is included under the caption “Certain Relationships and Related Transactions,” and the information required by this item relating to director independence is included under the caption “Proposal No. 1: Election of Directors—Independent Directors,” in each case in our Proxy Statement related to the 2008 Annual Meeting of Shareholders, and is incorporated herein by reference.

ITEM 14. Principal Accountant Fees and Services

The information required by this item is included under the captions “Proposal No. 2: Ratification of Independent Registered Public Accounting Firm—Principal Accountant Fees and Services” and “Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Registered Public Accounting Firm” in our Proxy Statement related to the 2008 Annual Meeting of Shareholders and is incorporated herein by reference.

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

INDEX TO FINANCIAL STATEMENTS

AND FINANCIAL STATEMENT SCHEDULE

Item 15(a)

	Page
	Form 10-K	2008 Annual Report to Shareholders
Management’s Report on Internal Control Over Financial Reporting		16
Report of Independent Registered Public Accounting Firm		17
Consolidated Balance Sheets at July 26, 2008 and July 28, 2007		47
Consolidated Statements of Operations for each of the three years in the period ended July 26, 2008		48
Consolidated Statements of Cash Flows for each of the three years in the period ended July 26, 2008		49
Consolidated Statements of Shareholders’ Equity for each of the three years in the period ended July 26, 2008		50
Notes to Consolidated Financial Statements		51-82
Supplementary Financial Data (Unaudited) and Stock Market Information Fiscal 2008 and 2007 by Quarter		83
Financial Statement Schedule:
Schedule II Valuation and Qualifying Accounts	30
Report of Independent Registered Public Accounting Firm on Financial Statement Schedule	31

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

(in millions)

	Allowances For
	Lease Receivables	Loan Receivables	Accounts Receivable
Year ended July 29, 2006:
Balance at beginning of fiscal year	$67	$424	$162
Provision (recoveries)	26	(79)	24
Write-offs and other	(7)	(98)	(11)

Balance at end of fiscal year	$86	$247	$175

Year ended July 28, 2007:
Balance at beginning of fiscal year	$86	$247	$175
Provision	20	11	6
Write-offs and other	(2)	(15)	(15)

Balance at end of fiscal year	$104	$243	$166

Year ended July 26, 2008:
Balance at beginning of fiscal year	$104	$243	$166
Provision	37	13	34
Write-offs and other	(5)	(128)	(23)

Balance at end of fiscal year	$136	$128	$177

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

ON FINANCIAL STATEMENT SCHEDULE

To the Board of Directors and Shareholders of Cisco Systems, Inc.:

Our audits of the consolidated financial statements and of the effectiveness of internal control over financial reporting referred to in our report dated September 12 appearing in the 2008 Annual Report to Shareholders of Cisco Systems, Inc. (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the financial statement schedule listed in Item 15(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PRICEWATERHOUSECOOPERS LLP

San Jose, California

September 12, 2008

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

September 15, 2008	CISCO SYSTEMS, INC.

/s/ JOHN T. CHAMBERS
John T. Chambers Chairman and Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints John T. Chambers and Frank A. Calderoni, jointly and severally, his attorney-in-fact, each with the full power of substitution, for such person, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might do or could do in person hereby ratifying and confirming all that each of said attorneys-in-fact and agents, or his substitute, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ JOHN T. CHAMBERS John T. Chambers	Chairman, Chief Executive Officer and Director (Principal Executive Officer)	September 15, 2008

/S/ FRANK A. CALDERONI Frank A. Calderoni	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	September 15, 2008

/S/ JONATHAN CHADWICK Jonathan Chadwick	Senior Vice President, Corporate Controller and Principal Accounting Officer	September 15, 2008

/S/ CAROL A. BARTZ Carol A. Bartz	Lead Independent Director	September 15, 2008

M. Michele Burns	Director

/S/ MICHAEL D. CAPELLAS Michael D. Capellas	Director	September 15, 2008

Signature	Title	Date

/S/ LARRY R. CARTER Larry R. Carter	Director	September 15, 2008

/S/ BRIAN L. HALLA Brian L. Halla	Director	September 15, 2008

/S/ JOHN L. HENNESSY Dr. John L. Hennessy	Director	September 15, 2008

/S/ RICHARD M. KOVACEVICH Richard M. Kovacevich	Director	September 15, 2008

/S/ RODERICK C. MCGEARY Roderick C. McGeary	Director	September 15, 2008

/S/ MICHAEL K. POWELL Michael K. Powell	Director	September 15, 2008

/S/ STEVEN M. WEST Steven M. West	Director	September 15, 2008

/S/ JERRY YANG Jerry Yang	Director	September 15, 2008

INDEX TO EXHIBITS

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed Herewith
		Form	File No.	Exhibit	Filing Date

2.1	Agreement and Plan of Merger by and among Cisco Systems, Inc., Columbus Acquisition Corp. and Scientific-Atlanta, Inc. †	8-K	001-05517	2.1	11/21/2005

2.2	Agreement and Plan of Merger, dated as of March 15, 2007, among Cisco Systems, Inc., Wonder Acquisition Corp., and WebEx Communications, Inc. (incorporated by reference to Exhibit 2.1 of WebEx Communications, Inc.’s Current Report on Form 8-K (File No. 000-30849) filed March 15, 2007) †	8-K	000-30849	2.1	3/15/2007

3.1	Restated Articles of Incorporation of Cisco Systems, Inc., as currently in effect	S-3	333-56004	4.1	2/21/2001

3.2	Amended and Restated Bylaws of Cisco Systems, Inc., as currently in effect	8-K	000-18225	3.1	3/23/2007

4.1	Indenture, dated February 22, 2006, between Cisco Systems, Inc. and Deutsche Bank Trust Company Americas, as trustee	8-K	000-18225	4.1	2/22/2006

4.2	Forms of Global Note for the registrant’s Floating Rate Notes due 2009, 5.25% Senior Notes due 2011 and 5.50% Senior Notes due 2016	8-K	000-18225	4.1	2/22/2006

10.1*	Cisco Systems, Inc. 2005 Stock Incentive Plan (including related form agreements)					X

10.2*	Cisco Systems, Inc. Amended and Restated 1996 Stock Incentive Plan (including related form agreements)	10-K	000-18225	10.1	9/18/2007

10.3*	1997 Supplemental Stock Incentive Plan (including related form agreements)	10-K	000-18225	10.2	9/18/2007

10.4*	Cisco Systems, Inc. SA Acquisition Long-Term Incentive Plan (amends and restates the 2003 Long-Term Incentive Plan of Scientific-Atlanta)(including related form agreements)	10-K	000-18225	10.4	9/18/2007

10.5*	Cisco Systems, Inc. WebEx Acquisition Long-Term Incentive Plan (amends and restates the WebEx Communications, Inc. Amended and Restated 2000 Stock Incentive Plan) (including related form agreements)	10-K	000-18225	10.5	9/18/2007

10.6*	Cisco Systems, Inc. Employee Stock Purchase Plan					X

10.7*	Notice of Grant of Stock Option and Stock Option Agreement between John T. Chambers and Cisco Systems, Inc.	10-K	000-18225	10.6	9/20/2004

10.8*	Cisco Systems, Inc. Deferred Compensation Plan, as amended	10-K	000-18225	10.7	9/18/2007

10.9*	Cisco Systems, Inc. Executive Incentive Plan	8-K	000-18225	10.2	11/19/2007

10.10*	International Assignment Agreement dated as of November 19, 2007 by and between Cisco Systems, Inc. and Wim Elfrink	10-Q	000-18225	10.5	11/20/2007

10.11*	Transition Agreement dated as of December 31, 2007 by and between Cisco Systems, Inc. and Charles H. Giancarlo	8-K	000-18225	10.1	1/4/2008

10.12*	Form of Officer Indemnification Agreement	10-K	000-18225	10.7	9/20/2004

10.13*	Form of Director Indemnification Agreement	10-K	000-18225	10.8	9/20/2004

10.14	Credit Agreement dated as of August 17, 2007, by and among Cisco Systems, Inc., the Lenders party thereto, and Bank of America, N.A., as administration agent, swing line lender and an L/C issuer	8-K	000-18225	10.1	8/17/2007

13.1	Pages 16 to 83 of the Registrant’s 2008 Annual Report to Shareholders					X

21.1	Subsidiaries of the Registrant					X

23.1	Consent of Independent Registered Public Accounting Firm					X

24.1	Power of Attorney (included on page 32 of this Annual Report on Form 10-K)					X

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed Herewith
		Form	File No.	Exhibit	Filing Date

31.1	Rule 13a–14(a)/15d–14(a) Certification of Principal Executive Officer					X

31.2	Rule 13a–14(a)/15d–14(a) Certification of Principal Financial Officer					X

32.1	Section 1350 Certification of Principal Executive Officer					X

32.2	Section 1350 Certification of Principal Financial Officer					X

†	Schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K. Cisco Systems, Inc. hereby undertakes to furnish supplementally copies of any of the omitted schedules and exhibits upon request by the Securities and Exchange Commission.
*	Indicates a management contract or compensatory plan or arrangement.