Form 10-Q
period 2008-10-25
CISCO SYSTEMS INC
filed 2008-11-18
CIK 858877

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 25, 2008

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

YES   ☐     NO  ☒

As of November 13, 2008, 5,855,086,794 shares of the registrant’s common stock were outstanding.

Cisco Systems, Inc.

FORM 10-Q for the Quarter Ended October 25, 2008

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

CISCO SYSTEMS, INC.

CONSOLIDATED BALANCE SHEETS

(in millions, except par value)

(Unaudited)

	October 25, 2008	July 26, 2008
ASSETS
Current assets:
Cash and cash equivalents	$4,197	$5,191
Investments	22,566	21,044
Accounts receivable, net of allowance for doubtful accounts of $191 at October 25, 2008 and $177 at July 26, 2008	3,278	3,821
Inventories	1,209	1,235
Deferred tax assets	2,071	2,075
Prepaid expenses and other current assets	2,341	2,333

Total current assets	35,662	35,699

Property and equipment, net	4,181	4,151
Goodwill	12,554	12,392
Purchased intangible assets, net	1,976	2,089
Other assets	4,514	4,403

TOTAL ASSETS	$58,887	$58,734

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$500	$500
Accounts payable	804	869
Income taxes payable	101	107
Accrued compensation	2,100	2,428
Deferred revenue	6,276	6,197
Other current liabilities	3,767	3,757

Total current liabilities	13,548	13,858

Long-term debt	6,371	6,393
Income taxes payable	659	749
Deferred revenue	2,568	2,663
Other long-term liabilities	682	669

Total liabilities	23,828	24,332

Minority interest	24	49
Shareholders’ equity:
Preferred stock, no par value: 5 shares authorized; none issued and outstanding	—	—
Common stock and additional paid-in capital, $0.001 par value: 20,000 shares authorized; 5,864 and 5,893 shares issued and outstanding at October 25, 2008 and July 26, 2008, respectively	33,791	33,505
Retained earnings	1,580	120
Accumulated other comprehensive income (loss)	(336)	728

Total shareholders’ equity	35,035	34,353

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$58,887	$58,734

See Notes to Consolidated Financial Statements.

CISCO SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in millions, except per-share amounts)

(Unaudited)

	Three Months Ended
	October 25, 2008	October 27, 2007
NET SALES:
Product	$8,635	$8,015
Service	1,696	1,539

Total net sales	10,331	9,554

COST OF SALES:
Product	2,981	2,830
Service	669	584

Total cost of sales	3,650	3,414

GROSS MARGIN	6,681	6,140

OPERATING EXPENSES:
Research and development	1,406	1,232
Sales and marketing	2,283	2,078
General and administrative	395	342
Amortization of purchased intangible assets	112	117
In-process research and development	3	3

Total operating expenses	4,199	3,772

OPERATING INCOME	2,482	2,368
Interest income, net	195	223
Other income (loss), net	(72)	31

Interest and other income (loss), net	123	254

INCOME BEFORE PROVISION FOR INCOME TAXES	2,605	2,622
Provision for income taxes	404	417

NET INCOME	$2,201	$2,205

Net income per share:
Basic	$0.37	$0.36

Diluted	$0.37	$0.35

Shares used in per-share calculation:
Basic	5,881	6,087

Diluted	5,972	6,330

See Notes to Consolidated Financial Statements.

CISCO SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

(Unaudited)

	Three Months Ended
	October 25, 2008	October 27, 2007
Cash flows from operating activities:
Net income	$2,201	$2,205
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	393	421
Employee share-based compensation expense	282	226
Share-based compensation expense related to acquisitions and investments	22	24
Provision for doubtful accounts	17	18
Deferred income taxes	26	(491)
Excess tax benefits from share-based compensation	(17)	(252)
In-process research and development	3	3
Net losses (gains) on investments	70	(54)
Change in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	453	554
Inventories	8	7
Lease receivables, net	(65)	(127)
Accounts payable	(35)	32
Income taxes payable and receivable	(83)	394
Accrued compensation	(197)	(99)
Deferred revenue	(2)	70
Other assets	(405)	81
Other liabilities	47	77

Net cash provided by operating activities	2,718	3,089

Cash flows from investing activities:
Purchases of investments	(12,461)	(4,360)
Proceeds from sales of investments	6,833	2,917
Proceeds from maturities of investments	3,509	609
Acquisition of property and equipment	(361)	(296)
Acquisition of businesses, net of cash and cash equivalents acquired	(288)	(45)
Change in investments in privately held companies	(11)	(20)
Other	(60)	(65)

Net cash used in investing activities	(2,839)	(1,260)

Cash flows from financing activities:
Issuance of common stock	224	1,539
Repurchase of common stock	(1,002)	(2,993)
Excess tax benefits from share-based compensation	17	252
Other	(112)	58

Net cash used in financing activities	(873)	(1,144)

Net (decrease) increase in cash and cash equivalents	(994)	685
Cash and cash equivalents, beginning of period	5,191	3,728

Cash and cash equivalents, end of period	$4,197	$4,413

See Notes to Consolidated Financial Statements.

CISCO SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(in millions)

(Unaudited)

Three Months Ended October 27, 2007	Shares of Common Stock	Common Stock and Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
BALANCE AT JULY 28, 2007	6,100	$30,687	$231	$562	$31,480
Cumulative effect of adopting FIN 48	—	249	202	—	451

BALANCE AT JULY 29, 2007	6,100	30,936	433	562	31,931
Net income	—	—	2,205	—	2,205
Change in unrealized gains and losses on investments, net of tax	—	—	—	599	599
Cumulative translation adjustment and other	—	—	—	80	80

Comprehensive income					2,884

Issuance of common stock	78	1,539	—	—	1,539
Repurchase of common stock	(96)	(496)	(2,517)	—	(3,013)
Tax benefits from employee stock incentive plans	—	279	—	—	279
Purchase acquisitions	—	2	—	—	2
Employee share-based compensation expense	—	226	—	—	226
Share-based compensation expense related to acquisitions and investments	—	24	—	—	24

BALANCE AT OCTOBER 27, 2007	6,082	$32,510	$121	$1,241	$33,872

Three Months Ended October 25, 2008	Shares of Common Stock	Common Stock and Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
BALANCE AT JULY 26, 2008	5,893	$33,505	$120	$728	$34,353
Net income	—	—	2,201	—	2,201
Change in unrealized gains and losses on investments, net of tax	—	—	—	(447)	(447)
Cumulative translation adjustment and other	—	—	—	(617)	(617)

Comprehensive income					1,137

Issuance of common stock	17	224	—	—	224
Repurchase of common stock	(46)	(271)	(741)	—	(1,012)
Tax benefits from employee stock incentive plans	—	19	—	—	19
Purchase acquisitions	—	10	—	—	10
Employee share-based compensation expense	—	282	—	—	282
Share-based compensation expense related to acquisitions and investments	—	22	—	—	22

BALANCE AT OCTOBER 25, 2008	5,864	$33,791	$1,580	$(336)	$35,035

Supplemental Information

In September 2001, the Company’s Board of Directors authorized a stock repurchase program. As of October 25, 2008, the Company’s Board of Directors had authorized an aggregate repurchase of up to $62 billion of common stock under this program. For additional information regarding stock repurchases, see Note 12 to the Consolidated Financial Statements. The stock repurchases since the inception of this program and the related impact on shareholders’ equity are summarized in the table below (in millions):

	Shares of Common Stock	Common Stock and Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Repurchases of common stock	2,646	$9,834	$44,745	$—	$54,579

See Notes to Consolidated Financial Statements.

CISCO SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	Basis of Presentation

The fiscal year for Cisco Systems, Inc. (the “Company” or “Cisco”) is the 52 or 53 weeks ending on the last Saturday in July. Fiscal 2009 and 2008 are 52-week fiscal years. The Consolidated Financial Statements include the accounts of Cisco and its subsidiaries. All significant intercompany accounts and transactions have been eliminated. The Company conducts business globally and is primarily managed on a geographic basis in the following theaters: United States and Canada; European Markets; Emerging Markets; Asia Pacific; and Japan. The Emerging Markets theater consists of Eastern Europe, Latin America, the Middle East and Africa, and Russia and the Commonwealth of Independent States (CIS).

The accompanying financial data as of October 25, 2008 and for the three months ended October 25, 2008 and October 27, 2007 has been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. The July 26, 2008 Consolidated Balance Sheet was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and the notes thereto, included in the Company’s Annual Report on Form 10-K for the fiscal year ended July 26, 2008.

In the opinion of management, all adjustments (which include normal recurring adjustments, except as disclosed herein) necessary to present fairly the statement of financial position as of October 25, 2008, and results of operations, cash flows, and shareholders’ equity for the three months ended October 25, 2008 and October 27, 2007, as applicable, have been made. The results of operations for the three months ended October 25, 2008 are not necessarily indicative of the operating results for the full fiscal year or any future periods.

During the first quarter of fiscal 2009, the Company began to allocate certain costs, which had previously been recorded in general and administrative expenses (related to information technology, financing business, and human resources), to sales and marketing, research and development, and cost of sales, as applicable. These changes also resulted in reclassifications to prior period gross margin by theater amounts. In addition, the Company has made certain reclassifications to prior period amounts relating to net sales by theater and net sales for similar groups of products due to refinement of the respective categories. The Company has made certain other reclassifications to prior period amounts in order to conform to the current period’s presentation.

2.	Summary of Significant Accounting Policies

(a) Fair Value Measures

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (SFAS) No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value, and enhances fair value measurement disclosure. In October 2008, the FASB issued FSP 157-3 “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (“FSP 157-3”). FSP 157-3 clarifies the application of SFAS No. 157 in a market that is not active, and provides guidance on the key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. Effective July 27, 2008, the Company adopted the measurement and disclosure requirements related to financial assets and financial liabilities. The adoption of SFAS 157 for financial assets and financial liabilities did not have a material impact on the Company’s results of operations or the fair values of its financial assets and liabilities.

FASB Staff Position 157-2, “Effective Date of FASB Statement No. 157,” (“FSP 157-2”) delayed the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until the beginning of fiscal 2010. The Company is currently assessing the impact that the application of SFAS 157 to nonfinancial assets and liabilities will have on its results of operations and financial position.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115” (“SFAS 159”). Under SFAS 159, a company may choose, at specified election dates, to measure eligible items at fair value and report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. Effective July 27, 2008, the Company adopted SFAS 159, but the Company has not elected the fair value option for any eligible financial instruments as of October 25, 2008.

(b) Computation of Net Income per Share

SFAS No. 128, “Earnings per Share,” requires that employee equity share options, unvested shares, and similar equity instruments granted by the Company be treated as potential common shares outstanding in computing diluted earnings per share. Diluted shares outstanding include the dilutive effect of in-the-money options and nonvested restricted stock and stock units, which is calculated based on the average share price for each fiscal period using the treasury stock method. Under the treasury stock method, the amount the employee must pay for exercising stock options, the amount of compensation cost for future service that the Company has not yet recognized, and the amount of tax benefits that would be recorded in additional paid-in capital when the award becomes deductible are assumed to be used to repurchase shares.

(c) Recent Accounting Pronouncements

SFAS 141(R) and SFAS 160

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141(R)”) and SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51” (“SFAS 160”). SFAS 141(R) will significantly change current practices regarding business combinations. Among the more significant changes, SFAS 141(R) expands the definition of a business and a business combination; requires the acquirer to recognize the assets acquired, liabilities assumed and noncontrolling interests (including goodwill), measured at fair value at the acquisition date; requires acquisition-related expenses and restructuring costs to be recognized separately from the business combination; requires assets acquired and liabilities assumed from contractual and noncontractual contingencies to be recognized at their acquisition-date fair values with subsequent changes recognized in earnings; and requires in-process research and development to be capitalized at fair value as an indefinite-lived intangible asset. SFAS 160 will change the accounting and reporting for minority interests, reporting them as equity separate from the parent entity’s equity, as well as requiring expanded disclosures. SFAS 141(R) and SFAS 160 are effective for financial statements issued for fiscal years beginning after December 15, 2008. The Company is currently assessing the impact that SFAS 141(R) and SFAS 160 will have on its results of operations and financial position.

SFAS 161

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133” (“SFAS 161”), which requires additional disclosures about the objectives of using derivative instruments, the method by which the derivative instruments and related hedged items are accounted for under FASB Statement No.133 and its related interpretations, and the effect of derivative instruments and related hedged items on financial position, financial performance, and cash flows. SFAS 161 also requires disclosure of the fair values of derivative instruments and their gains and losses in a tabular format. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early adoption encouraged. The Company is currently assessing the impact that the adoption of SFAS 161 will have on its financial statement disclosures.

3.	Business Combinations

(a) Purchase Acquisitions

A summary of the purchase acquisitions for the three months ended October 25, 2008 is as follows (in millions):

	Purchase Consideration	In-Process R&D Expense	Purchased Intangible Assets	Goodwill
Pure Networks, Inc.	$105	$—	$30	$79
PostPath, Inc.	197	3	52	152

Total	$302	$3	$82	$231

•	The Company acquired Pure Networks, Inc. to provide solutions designed to allow end users to easily set up and manage a home network and connect a range of devices, applications and services.

•	The Company acquired PostPath, Inc. to enhance the existing email and calendaring capabilities of Cisco’s WebEx Connect collaboration platform.

Under the terms of the definitive agreements related to the Company’s purchase acquisitions completed during the three months ended October 25, 2008, the purchase consideration consisted of cash and fully vested stock options assumed. The purchase consideration for the Company’s purchase acquisitions is also allocated to tangible assets acquired and liabilities assumed.

The Consolidated Financial Statements include the operating results of each business from the date of acquisition. Pro forma results of operations for the acquisitions completed during the three months ended October 25, 2008 have not been presented because the effects of the acquisitions, individually or in the aggregate, were not material to the Company’s financial results.

(b) Compensation Expense Related to Acquisitions and Investments

The following table presents the compensation expense related to acquisitions and investments (in millions):

	Three Months Ended
	October 25, 2008	October 27, 2007
Share-based compensation expense	$22	$24
Cash compensation expense	122	15

Total	$144	$39

Share-Based Compensation Expense

As of October 25, 2008, the remaining balance of share-based compensation related to acquisitions and investments to be recognized over the vesting periods was approximately $235 million.

Cash Compensation Expense

In connection with the Company’s purchase acquisitions, asset purchases, and acquisitions of variable interest entities, the Company has agreed to pay certain additional amounts contingent upon the achievement of certain agreed-upon technology, development, product, or other milestones, or the continued employment with the Company of certain employees of the acquired entities. In each case, any additional amounts paid will be recorded as compensation expense. As of October 25, 2008, the Company may be required to recognize future compensation expense pursuant to these agreements of up to $454 million, which includes the remaining potential amount of additional compensation expense related to Nuova Systems, Inc., as discussed below.

Nuova Systems, Inc.

During fiscal 2008, the Company purchased the remaining interests in Nuova Systems, Inc. (“Nuova Systems”) not previously held by the Company, representing approximately 20% of Nuova Systems. Under the terms of the merger agreement, the former minority interest holders of Nuova Systems are eligible to receive up to three milestone payments based on agreed-upon formulas. During the first quarter of fiscal 2009, the Company recorded $19 million of compensation expense, and through October 25, 2008, the Company has recorded aggregate compensation expense of $296 million related to the fair value of amounts that are expected to be earned by the minority interest holders pursuant to a vesting schedule. Actual amounts payable to the former minority interest holders of Nuova Systems will depend upon achievement under the agreed-upon formulas.

Subsequent changes to the fair value of the amounts probable of being earned and the continued vesting will result in adjustments to the recorded compensation expense. The potential amount that could be recorded as compensation expense may be up to a maximum of $678 million, including the $296 million that has been expensed as of October 25, 2008. The compensation is expected to be paid during fiscal 2010 through fiscal 2012.

4.	Goodwill and Purchased Intangible Assets

(a) Goodwill

The following table presents the changes in goodwill allocated to the Company’s reportable segments during the three months ended October 25, 2008 (in millions):

	Balance at July 26, 2008	Acquisitions	Other	Balance at October 25, 2008
United States and Canada	$9,059	$179	$—	$9,238
European Markets	1,650	28	(65)	1,613
Emerging Markets	405	11	(4)	412
Asia Pacific	479	12	—	491
Japan	799	1	—	800

Total	$12,392	$231	$(69)	$12,554

In the table above, “Other” primarily includes foreign currency translation and purchase accounting adjustments.

(b) Purchased Intangible Assets

The following table presents details of the purchased intangible assets acquired through business combinations during the three months ended October 25, 2008 (in millions, except years):

	TECHNOLOGY		CUSTOMER RELATIONSHIPS		TOTAL
	Weighted- Average Useful Life (in Years)	Amount	Weighted- Average Useful Life (in Years)	Amount	Amount
Pure Networks, Inc.	4.0	$27	3.0	$3	$30
PostPath, Inc.	6.0	52	—	—	52

Total		$79		$3	$82

The following tables present details of the Company’s purchased intangible assets (in millions):

October 25, 2008	Gross	Accumulated Amortization	Net
Technology(1)	$1,864	$(1,002)	$862
Customer relationships	1,824	(758)	1,066
Other	247	(199)	48

Total	$3,935	$(1,959)	$1,976

July 26, 2008	Gross	Accumulated Amortization	Net
Technology(1)	$1,785	$(905)	$880
Customer relationships	1,821	(674)	1,147
Other	247	(185)	62

Total	$3,853	$(1,764)	$2,089

(1)	The technology category includes technology intangible assets acquired through business combinations as well as technology licenses.

The following table presents the amortization of purchased intangible assets (in millions):

	Three Months Ended
	October 25, 2008	October 27, 2007
Amortization of purchased intangible assets
Cost of sales	$59	$61
Operating expenses	112	117

Total	$171	$178

The estimated future amortization expense of purchased intangible assets as of October 25, 2008 is as follows (in millions):

Fiscal Year	Amount
2009 (remaining nine months)	$461
2010	532
2011	442
2012	306
2013	220
Thereafter	15

Total	$1,976

5.	Balance Sheet Details

The following tables provide details of selected balance sheet items (in millions):

	October 25, 2008	July 26, 2008
Inventories:
Raw materials	$144	$111
Work in process	65	53
Finished goods:
Distributor inventory and deferred cost of sales	445	452
Manufactured finished goods	331	381

Total finished goods	776	833

Service-related spares	179	191
Demonstration systems	45	47

Total	$1,209	$1,235

Property and equipment, net:
Land, buildings, and leasehold improvements	$4,438	$4,445
Computer equipment and related software	1,775	1,770
Production, engineering, and other equipment	4,884	4,839
Operating lease assets	205	209
Furniture and fixtures	446	439

	11,748	11,702

Less accumulated depreciation and amortization	(7,567)	(7,551)

Total	$4,181	$4,151

Other assets:
Deferred tax assets	$1,886	$1,770
Investments in privately held companies	703	706
Lease receivables, net	842	862
Financed service contracts	612	588
Other	471	477

Total	$4,514	$4,403

Deferred revenue:
Service	$5,955	$6,133
Product:
Unrecognized revenue on product shipments and other deferred revenue	2,212	2,152
Cash receipts related to unrecognized revenue from two-tier distributors	677	575

Total product deferred revenue	2,889	2,727

Total	$8,844	$8,860

Reported as:
Current	$6,276	$6,197
Noncurrent	2,568	2,663

Total	$8,844	$8,860

6.	Financing Receivables and Guarantees

(a) Lease Receivables

Lease receivables represent sales-type and direct-financing leases resulting from the sale of the Company’s and complementary third-party products. These lease arrangements typically have terms from two to three years and are generally collateralized by a security interest in the underlying assets. The net lease receivables are summarized as follows (in millions):

	October 25, 2008	July 26, 2008
Gross lease receivables	$1,700	$1,730
Unearned income	(171)	(178)
Allowances	(148)	(136)

Lease receivables, net	$1,381	$1,416

Reported as:
Current	$539	$554
Noncurrent	842	862

Lease receivables, net	$1,381	$1,416

Contractual maturities of the gross lease receivables at October 25, 2008 were $523 million in the remaining nine months of fiscal 2009, $539 million in fiscal 2010, $363 million in fiscal 2011, $187 million in fiscal 2012, and $88 million in fiscal 2013 and thereafter. Actual cash collections may differ from the contractual maturities due to early customer buyouts, refinancings, or defaults.

(b) Financed Service Contracts

Financed service contracts are summarized as follows (in millions):

	October 25, 2008	July 26, 2008
Gross financed service contracts	$1,393	$1,328
Allowances	(15)	(10)

Financed service contracts, net	$1,378	$1,318

Reported as:
Current	$766	$730
Noncurrent	612	588

Financed service contracts, net	$1,378	$1,318

The revenue related to financed service contracts, which primarily relates to technical support services, is deferred and included in deferred service revenue. The revenue is recognized ratably over the period during which the related services are to be performed, which is typically from one to three years.

(c) Loan Receivables

Loan receivables are summarized as follows (in millions):

	October 25, 2008	July 26, 2008
Gross loan receivables	$575	$607
Allowances	(91)	(128)

Loan receivables, net	$484	$479

Reported as:
Current	$270	$263
Noncurrent	214	216

Loan receivables, net	$484	$479

A portion of the revenue related to loan receivables is deferred and included in deferred product revenue based on revenue recognition criteria.

(d) Financing Guarantees

The Company provides financing guarantees, which are generally for various third-party financing arrangements extended to channel partners and other customers. The Company could be called upon to make payments under these guarantees in the event of nonpayment to the third party. As of October 25, 2008 and July 26, 2008, the total maximum potential future payments related to these guarantees were approximately $875 million and $830 million, respectively, of which approximately $620 million and $610 million, respectively, were recorded as deferred revenue on the Consolidated Balance Sheets in accordance with revenue recognition policies and FIN 45.

7.	Investments

The following tables summarize the Company’s investments (in millions):

October 25, 2008	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Fixed income securities:
Government securities	$7,443	$42	$(2)	$7,483
Government agency securities	9,358	29	(10)	9,377
Corporate debt securities	4,549	17	(195)	4,371
Asset-backed securities	647	—	(29)	618

Total fixed income securities	21,997	88	(236)	21,849
Publicly traded equity securities	841	84	(208)	717

Total	$22,838	$172	$(444)	$22,566

July 26, 2008	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Fixed income securities:
Government securities	$7,249	$50	$(33)	$7,266
Government agency securities	5,815	34	(10)	5,839
Corporate debt securities	5,814	24	(96)	5,742
Asset-backed securities	1,035	5	(18)	1,022

Total fixed income securities	19,913	113	(157)	19,869
Publicly traded equity securities	860	391	(76)	1,175

Total	$20,773	$504	$(233)	$21,044

During the three months ended October 25, 2008, the Company realized net losses of $152 million on fixed income securities and realized net gains of $91 million on publicly traded equity securities. Included in the realized net losses and gains were $183 million and $17 million of impairment losses on fixed income and publicly traded equity securities, respectively. The impairment charges were due to a decline in the fair value of the investments below their cost basis that were judged to be other-than-temporary and were recorded as a reduction to the amortized cost of the respective investments. There were no impairments of fixed income or publicly traded equity securities during the three months ended October 27, 2007.

The following table summarizes the maturities of the Company’s fixed income securities at October 25, 2008 (in millions):

	Amortized Cost	Fair Value
Less than 1 year	$12,426	$12,411
Due in 1 to 2 years	3,944	3,941
Due in 2 to 5 years	4,878	4,819
Due after 5 years	749	678

Total	$21,997	$21,849

Actual maturities may differ from the contractual maturities because borrowers may have the right to call or prepay certain obligations.

8.	Fair Value Measures

SFAS 157 defines fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities required or permitted to be recorded at fair value, the Company considers the principal or most advantageous market in which it would transact and it considers assumptions that market participants would use when pricing the asset or liability.

(a) Fair Value Hierarchy

SFAS 157 establishes a fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. SFAS 157 establishes three levels of inputs that may be used to measure fair value:

Level 1

Level 1 applies to assets or liabilities for which there are quoted prices in active markets for identical assets or liabilities.

Level 2

Level 2 applies to assets or liabilities for which there are inputs other than quoted prices included within Level 1 that are observable for the asset or liability such as quoted prices for similar assets or liabilities in active markets; quoted prices for identical assets or liabilities in markets with insufficient volume or infrequent transactions (less active markets); or model-derived valuations in which significant inputs are observable or can be derived principally from, or corroborated by, observable market data.

Level 3

Level 3 applies to assets or liabilities for which there are unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the assets or liabilities.

(b) Asset and Liabilities Measured at Fair Value on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis as of October 25, 2008 were as follows:

	Fair Value Measurements Using
October 25, 2008	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Balance
Assets:
Money market funds	$2,114	$—	$—	$2,114
Government securities	—	7,872	—	7,872
Government agency securities	—	9,453	—	9,453
Corporate debt securities	—	5,188	—	5,188
Asset-backed securities	—	—	618	618
Publicly traded equity securities	717	—	—	717
Derivative assets	—	42	—	42

Total assets measured at fair value	$2,831	$22,555	$618	$26,004

Liabilities:
Derivative liabilities	$—	$79	$—	$79

Total liabilities measured at fair value	$—	$79	$—	$79

Fixed income securities classified as Level 2 assets consist of securities priced using quoted market prices for similar instruments, non-binding market prices that are corroborated by observable market data, or discounted cash flow techniques. The Company’s derivative instruments are classified as Level 2 as they are not actively traded and are valued using pricing models that use observable market inputs. Level 3 assets include asset-backed securities whose values are determined based on discounted cash flow models using inputs that the Company could not corroborate with market quotes. A change in the observability of significant inputs for the valuation of asset-backed securities caused these assets to be classified as Level 3 assets as of October 25, 2008.

Assets and liabilities measured at fair value on a recurring basis were presented on the Company’s consolidated balance sheet as of October 25, 2008 as follows:

	Fair Value Measurements Using
October 25, 2008	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Balance
Cash equivalents	$2,114	$1,282	$—	$3,396
Investments	717	21,231	618	22,566
Prepaid expenses and other current assets	—	42	—	42

Total assets measured at fair value	$2,831	$22,555	$618	$26,004

Other current liabilities	$—	$79	$—	$79

Total liabilities measured at fair value	$—	$79	$—	$79

(c) Assets Measured at Fair Value on a Nonrecurring Basis

The following table presents the Company’s private investments that were measured at fair value on a nonrecurring basis as of October 25, 2008 and the losses recorded during the three months ended October 25, 2008 on those assets (in millions):

	Balance as of October 25, 2008	Fair Value Measured Using
		Quoted Prices In Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	(Losses) for the Three Months Ended October 25, 2008
Private Investments	$13	$—	$—	$13	$(23)

These private investments, all still held as of October 25, 2008, were measured at fair value during the first quarter of fiscal 2009 due to events or circumstances the Company identified that significantly impacted the fair value of these investments, resulting in an impairment charge of $23 million which was included in earnings for the period. The Company measured fair value using financial metrics, comparison to other private and public companies, analysis of the financial condition and near-term prospects of the investees, including recent financing activities and their capital structure as well as other economic variables. These investments were classified as Level 3 assets because the Company used unobservable inputs to value them, reflecting the Company’s assumptions about the assumptions market participants would use in pricing these investments due to the absence of quoted market prices and inherent lack of liquidity.

9.	Borrowings

(a) Long-Term Debt

In February 2006, the Company issued $500 million of senior floating interest rate notes based on the London Interbank Offered Rate (“LIBOR”) due 2009 (the “2009 Notes”), $3.0 billion of 5.25% senior notes due 2011 (the “2011 Notes”), and $3.0 billion of 5.50% senior notes due 2016 (the “2016 Notes”), for an aggregate principal amount of $6.5 billion. The following table summarizes the Company’s long-term debt (in millions, except percentages):

	October 25, 2008		July 26, 2008
	Amount	Effective Rate	Amount	Effective Rate
Senior notes:
Floating-rate notes, due 2009	$500	2.89%	$500	2.74%
5.25% fixed-rate notes, due 2011	3,000	3.12%	3,000	3.12%
5.50% fixed-rate notes, due 2016	3,000	4.34%	3,000	4.34%

Total senior notes	6,500		6,500

Other notes	3		4
Unaccreted discount	(14)		(15)
Hedge accounting adjustment of the carrying amount of the fixed-rate debt	382		404

Total	$6,871		$6,893

Reported as:
Current portion of long-term debt	$500		$500
Long-term debt	6,371		6,393

Total	$6,871		$6,893

During the third quarter of fiscal 2008, the Company terminated the interest rate swaps entered into in connection with the 2011 Notes and the 2016 Notes and received proceeds of $432 million, net of accrued interest, which was recorded as a hedge accounting adjustment of the carrying amount of the fixed-rate debt and is being amortized as a reduction to interest expense over the remaining terms of the fixed-rate notes. The effective rates for the fixed-rate debt include the interest on the notes, the amortization of the hedge accounting adjustment and the accretion of the discount.

The 2011 Notes and the 2016 Notes are redeemable by the Company at any time, subject to a make-whole premium. Based on market prices, the fair value of the Company’s long-term debt, including the current portion of long-term debt was $6.3 billion as of October 25, 2008. The Company was in compliance with all debt covenants as of October 25, 2008.

Interest is payable quarterly on the 2009 Notes and semi-annually on the 2011 Notes and 2016 Notes. Interest expense and cash paid for interest are summarized as follows (in millions):

	Three Months Ended
	October 25, 2008	October 27, 2007
Interest expense	$64	$96
Cash paid for interest	$165	$178

(b) Credit Facility

In August 2007, the Company entered into a credit agreement with certain institutional lenders that provides for a $3.0 billion unsecured revolving credit facility that is scheduled to expire on August 17, 2012. Due to the bankruptcy of one of the lenders during the first quarter of fiscal 2009, the Company believes the amount available under the credit facility as of October 25, 2008 may be effectively reduced to $2.9 billion.

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

As of October 25, 2008, the Company was in compliance with the required interest coverage ratio and the Company had not borrowed any funds under the credit facility. The Company may also, upon the agreement of either the then existing lenders or of additional lenders not currently parties to the agreement, increase the commitments under the credit facility up to a total of $5.0 billion and/or extend the expiration date of the credit facility up to August 15, 2014.

10.	Derivative Instruments

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

(a) Foreign Currency Derivatives

The Company’s foreign exchange forward and option contracts are summarized as follows (in millions):

	October 25, 2008		July 26, 2008
	Notional Amount	Fair Value	Notional Amount	Fair Value
Forward contracts:
Purchased	$1,732	$(38)	$1,803	$5
Sold	$880	$80	$902	$2
Option contracts:
Purchased	$1,902	$12	$1,440	$50
Sold	$1,760	$(87)	$1,256	$(6)

The Company conducts business globally in numerous currencies. As such, it is exposed to adverse movements in foreign currency exchange rates. To limit the exposure related to foreign currency changes, the Company enters into foreign currency contracts. The Company does not enter into foreign exchange forward or option contracts for trading purposes.

The Company enters into foreign exchange forward contracts to reduce the short-term effects of foreign currency fluctuations on assets and liabilities such as foreign currency receivables, including long-term customer financings, investments, and payables. Gains and losses on the contracts are included in other income (loss), net, and offset foreign exchange gains and losses from the revaluation of intercompany balances or other current assets, investments, or liabilities denominated in currencies other than the functional currency of the reporting entity. The Company’s foreign exchange forward contracts related to current assets and liabilities generally range from one to three months in original maturity. Additionally, the Company has entered into foreign exchange forward contracts with maturities of up to two years related to long-term customer financings. The foreign exchange forward contracts related to investments generally have maturities of less than two years. The Company also hedges certain net investments in its foreign subsidiaries with forward contracts which generally have maturities of less than six months.

The Company hedges certain foreign currency forecasted transactions related to certain operating expenses and service cost of sales with currency options and forward contracts. These currency option and forward contracts generally have maturities of less than 18 months and these transactions are designated as cash flow hedges. The effective portion of the derivative’s gain or loss is initially reported as a component of accumulated other comprehensive income (loss) and subsequently reclassified into earnings when the hedged exposure affects earnings. The ineffective portion, if any, of the gain or loss is reported in earnings immediately. During the three months ended October 25, 2008, and October 27, 2007, there were no significant gains or losses recognized in earnings for hedge ineffectiveness. The Company did not discontinue any hedges during any of the periods presented because it was probable that the original forecasted transaction would not occur.

(b) Interest Rate Derivatives

The Company’s interest rate derivatives are summarized as follows (in millions):

	October 25, 2008		July 26, 2008
	Notional Amount	Fair Value	Notional Amount	Fair Value
Interest rate swaps — investments	$500	$(4)	$1,000	$(4)

The Company’s primary objective for holding fixed income securities is to achieve an appropriate investment return consistent with preserving principal and managing risk. To realize these objectives, the Company may utilize interest rate swaps or other derivatives designated as fair value or cash flow hedges. As of October 25, 2008, the Company was a party to $500 million of interest rate swaps designated as fair value hedges of its investment portfolio.

During the three months ended October 25, 2008, the Company received proceeds for $500 million of the underlying hedged investments and terminated the related interest rate swaps designated as fair value hedges. Under these interest rate swap contracts, the Company made fixed-rate interest payments and receives interest payments based on LIBOR. The effect of these swaps was to convert fixed-rate returns to floating-rate returns based on LIBOR for a portion of the Company’s fixed income portfolio. The gains and losses related to changes in the value of the interest rate swaps were included in other income (loss), net, and offset the changes in fair value of the underlying hedged investment. In November 2008, the Company received proceeds for the remaining $500 million of underlying hedged investments and the related interest rate swaps designated as fair value hedges were terminated.

(c) Equity Derivatives

The Company’s equity derivatives are summarized as follows (in millions):

	October 25, 2008		July 26, 2008
	Notional Amount	Fair Value	Notional Amount	Fair Value
Forward sale agreements	$—	$—	$157	$32

The Company maintains a portfolio of publicly traded equity securities which are subject to price risk. The Company may hold equity securities for strategic purposes or to diversify the Company’s overall investment portfolio. To manage its exposure to changes in the fair value of certain equity securities, the Company may enter into equity derivatives, including forward sale and option agreements. During the three months ended October 25, 2008, the Company terminated its previously existing forward sale agreements on publicly traded equity securities designated as fair value hedges. The gains and losses due to changes in the value of the hedging instruments were included in other income (loss), net, and offset the change in the fair value of the underlying hedged investment.

11.	Commitments and Contingencies

(a) Operating Leases

The Company leases office space in several U.S. locations. Outside the United States, larger leased sites include sites in Australia, Belgium, Canada, China, France, Germany, India, Israel, Italy, Japan, and the United Kingdom. Future annual minimum lease payments under all noncancelable operating leases with an initial term in excess of one year as of October 25, 2008 are as follows (in millions):

Fiscal Year	Amount
2009 (remaining nine months)	$211
2010	220
2011	183
2012	136
2013	122
Thereafter	519

Total	$1,391

(b) Purchase Commitments with Contract Manufacturers and Suppliers

The Company purchases components from a variety of suppliers and uses several contract manufacturers to provide manufacturing services for its products. During the normal course of business, in order to manage manufacturing lead times and help ensure adequate component supply, the Company enters into agreements with contract manufacturers and suppliers that either allow them to procure inventory based upon criteria as defined by the Company or that establish the parameters defining the Company’s requirements. In certain instances, these agreements allow the Company the option to cancel, reschedule, and adjust the Company’s requirements based on its business needs prior to firm orders being placed. Consequently, only a portion of the Company’s reported purchase commitments arising from these agreements are firm, noncancelable, and unconditional commitments. As of October 25, 2008 and July 26, 2008, the Company had total purchase commitments for inventory of $2.9 billion and $2.7 billion, respectively.

In addition, the Company records a liability for firm, noncancelable, and unconditional purchase commitments for quantities in excess of its future demand forecasts consistent with the valuation of the Company’s excess and obsolete inventory. As of October 25, 2008 and July 26, 2008, the liability for these purchase commitments was $186 million and $184 million, respectively, and was included in other current liabilities.

(c) Compensation Expense Related to Acquisitions and Investments

In connection with the Company’s purchase acquisitions, asset purchases, and acquisitions of variable interest entities, the Company has agreed to pay certain additional amounts contingent upon the achievement of certain agreed-upon technology, development, product, or other milestones or the continued employment with the Company of certain employees of acquired entities. See Note 3.

(d) Other Commitments

The Company also has certain funding commitments primarily related to its investments in privately held companies and venture funds, some of which are based on the achievement of certain agreed-upon milestones, and some of which are required to be funded on demand. The funding commitments were approximately $323 million and $359 million as of October 25, 2008 and July 26, 2008, respectively.

(e) Variable Interest Entities

In the ordinary course of business, the Company has investments in privately held companies and provides financing to certain customers through its wholly owned subsidiaries, which may be considered to be variable interest entities. The Company has evaluated its investments in these privately held companies and customer financings and determined that there were no significant unconsolidated variable interest entities as of October 25, 2008.

(f) Guarantees and Product Warranties

The following table summarizes the activity related to the product warranty liability during the three months ended October 25, 2008 and October 27, 2007 (in millions):

	Three Months Ended
	October 25, 2008	October 27, 2007
Balance at beginning of period	$399	$340
Provision for warranties issued	101	135
Payments	(119)	(126)

Balance at end of period	$381	$349

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

The Company also provides financing guarantees, which are generally for various third-party financing arrangements to channel partners and other customers. See Note 6. The Company’s other arrangements as of October 25, 2008 that were subject to recognition and disclosure requirements under FIN 45 were not material.

(g) Legal Proceedings

Brazilian authorities are investigating certain employees of the Company’s Brazilian subsidiary and certain employees of a Brazilian importer of the Company’s products relating to the allegation of evading import taxes and other alleged improper transactions involving the subsidiary and the importer. The Company is conducting a thorough review of the matter. To date, Brazilian authorities have not asserted a claim against the Company. The Company is unable to determine the likelihood of an unfavorable outcome on any potential claims against it or to reasonably estimate a range of loss, if any. In addition, the Company is investigating the allegations regarding improper transactions, the Company has proactively communicated with United States authorities to provide information and report on its findings, and the United States authorities are currently investigating such allegations.

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

12.	Shareholders’ Equity

(a) Stock Repurchase Program

In September 2001, the Company’s Board of Directors authorized a stock repurchase program. As of October 25, 2008, the Company’s Board of Directors had authorized an aggregate repurchase of up to $62 billion of common stock under this program and the remaining authorized repurchase amount was $7.4 billion with no termination date. The stock repurchase activity under the stock repurchase program during the first three months of fiscal 2009 is summarized as follows (in millions, except per-share amounts):

Three Months Ended October 25, 2008	Shares Repurchased	Weighted- Average Price per Share	Amount Repurchased
Cumulative balance at July 26, 2008	2,600	$20.60	$53,579
Repurchase of common stock (1)	46	21.95	1,000

Cumulative balance at October 25, 2008	2,646	$20.62	$54,579

(1)	Includes stock repurchases that were pending settlement as of October 25, 2008.

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

(b) Other Repurchases of Common Stock

The Company also repurchases shares in settlement of employee tax withholding obligations due upon the vesting of restricted stock or stock units.

(c) Preferred Stock

Under the terms of the Company’s Articles of Incorporation, the Board of Directors may determine the rights, preferences, and terms of the Company’s authorized but unissued shares of preferred stock.

(d) Comprehensive Income

The components of comprehensive income are as follows (in millions):

	Three Months Ended
	October 25, 2008	October 27, 2007
Net income	$2,201	$2,205
Other comprehensive income:
Change in unrealized gains and losses on investments, net of tax benefit (expense) of $102 and $(234), for the three months ended October 25, 2008 and October 27, 2007, respectively	(472)	720
Cumulative translation adjustment and other	(617)	80

Comprehensive income before minority interest	1,112	3,005
Change in minority interest	25	(121)

Total	$1,137	$2,884

The Company consolidates its investment in a venture fund managed by SOFTBANK Corp. and its affiliates (“SOFTBANK”) as the Company is the primary beneficiary as defined under FIN 46(R). As a result, SOFTBANK’s interest in the change in the unrealized gains and losses on the investments in the venture fund is recorded as a component of accumulated other comprehensive income (loss) and is reflected as a change in minority interest.

13.	Employee Benefit Plans

(a) Employee Stock Purchase Plan

The Company has an Employee Stock Purchase Plan, which includes its sub-plan, the International Employee Stock Purchase Plan (together, the “Purchase Plan”), under which 321.4 million shares of the Company’s stock have been reserved for issuance. Eligible employees may purchase a limited number of shares of the Company’s stock at a discount of up to 15% of the lesser of the market value on the subscription date or the purchase date, which is approximately six months after the subscription date. The Purchase Plan terminates on January 3, 2010. During the three months ended October 25, 2008 and October 27, 2007, the Company did not issue any shares under the Purchase Plan. As of October 25, 2008, 63 million shares were available for issuance under the Purchase Plan.

(b) Employee Stock Incentive Plans

Stock Incentive Plan Program Description

As of October 25, 2008, the Company had five stock incentive plans: the 2005 Stock Incentive Plan (the “2005 Plan”); the 1996 Stock Incentive Plan (the “1996 Plan”); the 1997 Supplemental Stock Incentive Plan (the “Supplemental Plan”); the Cisco Systems, Inc. SA Acquisition Long-Term Incentive Plan (the “SA Acquisition Plan”); and the Cisco Systems, Inc. WebEx Acquisition Long-Term Incentive Plan (the “WebEx Acquisition Plan”). In addition, the Company has, in connection with the acquisitions of various companies, assumed the share-based awards granted under stock incentive plans of the acquired companies or issued share-based awards in replacement thereof. Share-based awards are designed to reward employees for their long-term contributions to the Company and provide incentives for them to remain with the Company. The number and frequency of share-based awards are based on competitive practices, operating results of the Company, government regulations, and other factors. Since the inception of the stock incentive plans, the Company has granted share-based awards to a significant percentage of its employees, and the majority has been granted to employees below the vice president level. The Company’s primary stock incentive plans are summarized as follows:

2005 Plan

As amended on November 15, 2007, the maximum number of shares issuable under the 2005 Plan over its term is 559 million shares plus the amount of any shares underlying awards outstanding on November 15, 2007 under the 1996 Plan, the SA Acquisition Plan and the WebEx Acquisition Plan that are forfeited or are terminated for any other reason before being exercised or settled. However, any shares underlying awards outstanding on November 15, 2007 under the 1996 Plan, the SA Acquisition Plan, and the WebEx Acquisition Plan that expire unexercised at the end of their maximum terms will not be considered to become available for reissuance under the 2005 Plan. If any awards granted under the 2005 Plan are forfeited or are terminated for any other reason before being exercised or settled, then the shares underlying the awards will again be available under the 2005 Plan. The number of shares available for issuance under the 2005 Plan will be reduced by 2.5 shares for each share awarded as stock grants or stock units.

The 2005 Plan permits the granting of stock options, stock, stock units, and stock appreciation rights to employees (including employee directors and officers) and consultants of the Company and its subsidiaries and affiliates, and non-employee directors of the Company. Stock options granted under the 2005 Plan have an exercise price of at least 100% of the fair market value of the underlying stock on the grant date and expire no later than nine years from the grant date. The stock options will generally become exercisable for 20% or 25% of the option shares one year from the date of grant and then ratably over the following 48 or 36 months, respectively. Stock grants and stock units will generally vest with respect to 20% or 25% of the shares covered by the grant on each of the first through fifth or fourth anniversaries of the date of the grant, respectively. The Compensation and Management

Development Committee of the Board of Directors has the discretion to use different vesting schedules. Stock appreciation rights may be awarded in combination with stock options or stock grants and such awards shall provide that the stock appreciation rights will not be exercisable unless the related stock options or stock grants are forfeited. Stock grants may be awarded in combination with non-statutory stock options, and such awards may provide that the stock grants will be forfeited in the event that the related non-statutory stock options are exercised.

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

Supplemental Plan

The Supplemental Plan expired on December 31, 2007, and the Company can no longer make equity awards under the Supplemental Plan. Officers and members of the Company’s Board of Directors were not eligible to participate in the Supplemental Plan. Nine million shares were reserved for issuance under the Supplemental Plan.

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

General Share-Based Award Information

Stock Option Awards

A summary of the stock option activity is as follows (in millions, except per share amounts):

	STOCK OPTIONS OUTSTANDING
	Number Outstanding	Weighted- Average Exercise Price per Share
BALANCE AT JULY 28, 2007	1,289	$26.60
Granted and assumed	159	31.12
Exercised	(146)	18.50
Canceled/forfeited/expired	(103)	30.74

BALANCE AT JULY 26, 2008	1,199	27.83
Granted and assumed	4	23.04
Exercised (1)	(13)	16.82
Canceled/forfeited/expired	(23)	36.51

BALANCE AT OCTOBER 25, 2008	1,167	$27.77

(1)	The total pretax intrinsic value of stock options exercised during the three months ended October 25, 2008 was $104 million.

The following table summarizes significant ranges of outstanding and exercisable stock options as of October 25, 2008 (in millions, except years and share prices):

	STOCK OPTIONS OUTSTANDING				STOCK OPTIONS EXERCISABLE
Range of Exercise Prices	Number Outstanding	Weighted- Average Remaining Contractual Life (in Years)	Weighted- Average Exercise Price per Share	Aggregate Intrinsic Value	Number Exercisable	Weighted- Average Exercise Price per Share	Aggregate Intrinsic Value
$ 0.01 – 15.00	90	3.46	$11.15	$464	82	$11.25	$412
15.01 – 18.00	187	4.71	17.29	16	129	17.06	16
18.01 – 20.00	251	4.32	19.22	—	206	19.23	—
20.01 – 25.00	222	5.73	22.67	—	121	22.59	—
25.01 – 30.00	54	7.02	26.71	—	17	26.90	—
30.01 – 35.00	127	7.80	32.16	—	26	32.16	—
35.01 – 50.00	14	0.80	42.74	—	14	42.74	—
50.01 – 72.56	222	0.61	54.90	—	222	54.90	—

Total	1,167	4.34	$27.77	$480	817	$29.25	$428

The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based on the Company’s closing stock price of $16.31 as of October 24, 2008, which would have been received by the option holders had those option holders exercised their stock options as of that date. The total number of in-the-money stock options exercisable as of October 25, 2008 was 134 million. As of July 26, 2008, 795 million outstanding stock options were exercisable and the weighted-average exercise price was $29.53.

Restricted Stock and Stock Unit Awards

A summary of the restricted stock and stock unit activity is as follows (in millions, except per share amounts):

	Restricted Stock/Stock Units	Weighted- Average Price per Share
BALANCE AT JULY 28, 2007	11	$22.52
Granted and assumed	4	27.29
Vested	(4)	22.49
Canceled/forfeited	(1)	24.24

BALANCE AT JULY 26, 2008	10	24.27
Granted and assumed	31	22.87
Vested	(1)	23.32

BALANCE AT OCTOBER 25, 2008	40	$23.34

Certain of the restricted stock units are awarded contingent on the future achievement of financial performance metrics.

Share-Based Awards Available for Grant

A summary of share-based awards available for grant are as follows (in millions):

Share- Based Awards Available for Grant
BALANCE AT JULY 28, 2007	294
Options granted and assumed	(159)
Restricted stock, stock units, and other share-based awards granted and assumed	(11)
Share-based awards canceled/forfeited/expired	27
Additional shares reserved	211

BALANCE AT JULY 26, 2008	362
Options granted and assumed	(4)
Restricted stock, stock units, and other share-based awards granted and assumed	(77)
Share-based awards canceled/forfeited/expired	11
Additional shares reserved	1

BALANCE AT OCTOBER 25, 2008	293

As reflected in the table above, for each share awarded as restricted stock or subject to a restricted stock unit award under the 2005 plan subsequent to November 15, 2007, an equivalent of 2.5 shares is deducted from the available share-based award balance.

Valuation and Expense Information Under SFAS 123(R)

Share-based compensation expense recognized under SFAS 123(R) consists primarily of expenses for stock options, stock purchase rights, restricted stock, and restricted stock units granted to employees. The following table summarizes employee share-based compensation expense (in millions):

	Three Months Ended
	October 25, 2008	October 27, 2007
Cost of sales—product	$11	$9
Cost of sales—service	31	23

Employee share-based compensation expense in cost of sales	42	32

Research and development	82	65
Sales and marketing	113	99
General and administrative	45	30

Employee share-based compensation expense in operating expenses	240	194

Total employee share-based compensation expense (1)	$282	$226

(1)

Share-based compensation expense of $22 million and $24 million related to acquisitions and investments for the three months ended October 25, 2008 and October 27, 2007, respectively, is disclosed in Note 3 and is not included in the above table.

As of October 25, 2008, total compensation cost related to unvested share-based awards, including share-based compensation relating to acquisitions and investments, not yet recognized was $3.7 billion, which is expected to be recognized over approximately 3.4 years on a weighted-average basis. The income tax benefit for employee share-based compensation expense was $77 million and $74 million for the three months ended October 25, 2008 and October 27, 2007, respectively.

Valuation of Employee Stock Options

Upon adoption of SFAS 123(R) at the beginning of fiscal 2006, the Company began estimating the value of employee stock options and employee stock purchase rights on the date of grant using a lattice-binomial option-pricing model. The Company’s employee stock options have vesting provisions and various restrictions including restrictions on transfer and hedging, among others, and are often exercised prior to their contractual maturity. Lattice-binomial models are more capable of incorporating the features of the Company’s employee stock options than closed-form models such as the Black-Scholes model. The use of a lattice-binomial model requires extensive actual employee exercise behavior data and a number of complex assumptions including expected volatility, risk-free interest rate, expected dividends, kurtosis, and skewness.

The number of employee stock options granted, the weighted-average assumptions using the lattice-binomial model, the weighted-average expected life, and weighted-average estimated grant date fair values, of employee stock options granted during the respective periods are summarized as follows:

	Three Months Ended
	October 25, 2008	October 27, 2007
Number of options granted (in millions)	3	131
Weighted-average assumptions:
Expected volatility	34.8%	30.6%
Risk-free interest rate	3.0%	4.4%
Expected dividend	0.0%	0.0%
Kurtosis	4.6	4.6
Skewness	(0.22)	(0.80)

Weighted-average expected life (in years)	5.9	6.3
Weighted-average estimated grant date fair value (per option share)	$7.11	$9.92

The determination of the fair value of share-based payment awards on the date of grant using the lattice-binomial model is impacted by the Company’s stock price as well as assumptions regarding a number of highly complex and subjective variables. The weighted-average assumptions were determined as follows:

•

For employee stock options, the Company used the implied volatility for two-year traded options on the Company’s stock as the expected volatility assumption required in the lattice-binomial model, consistent with SFAS 123(R) and SAB 107. The selection of the implied volatility approach was based upon the availability of actively traded options on the Company’s stock and the Company’s assessment that implied volatility is more representative of future stock price trends than historical volatility.

•	The risk-free interest rate assumption is based upon observed interest rates appropriate for the term of the Company’s employee stock options.

•	The dividend yield assumption is based on the history and expectation of dividend payouts.

•

The estimated kurtosis and skewness are technical measures of the distribution of stock price returns, which affect expected employee exercise behaviors, and are based on the Company’s stock price return history as well as consideration of various academic analyses.

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

Accuracy of Fair Value Estimates

The Company uses third-party analyses to assist in developing the assumptions used in, as well as calibrating, its lattice-binomial model. The Company is responsible for determining the assumptions used in estimating the fair value of its share-based payment awards. The Company’s determination of the fair value of share-based payment awards is affected by assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, the Company’s expected stock price volatility over the term of the awards and actual and projected employee stock option exercise behaviors. Option-pricing models were developed for use in estimating the value of traded options that have no vesting or hedging restrictions and are fully transferable. Because the Company’s employee stock options have certain characteristics that are significantly different from traded options, and because changes in the subjective assumptions can materially affect the estimated value, in management’s opinion, the existing valuation models may not provide an accurate measure of the fair value of the Company’s employee stock options. Although the fair value of employee stock options is determined in accordance with SFAS 123(R) and SAB 107 using an option-pricing model, that value may not be indicative of the fair value observed in a willing buyer/willing seller market transaction.

14.	Income Taxes

The following table provides details of income taxes (in millions, except percentages):

	Three Months Ended
	October 25, 2008	October 27, 2007
Effective tax rate	15.5%	15.9%
Cash paid for income taxes	$460	$514

During the three months ended October 25, 2008, the Tax Extenders and Alternative Minimum Tax Relief Act of 2008 reinstated the U.S. federal R&D tax credit, retroactive to January 1, 2008. As a result, the effective tax rate for the three months ended October 25, 2008 reflected a $106 million tax benefit related to fiscal 2008 R&D expenses. The effective tax rate for the three months ended October 27, 2007, reflected a net tax benefit of $162 million from the settlement of certain tax matters with the Internal Revenue Service (“IRS”).

The amount of unrecognized tax benefits determined in accordance with Financial Interpretation No. 48, “Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109” (“FIN 48”), increased by $101 million during the first three months of fiscal 2009 to $2.6 billion. The total amount of unrecognized tax benefits that, if recognized, would favorably impact the effective tax rate is $2.2 billion at October 25, 2008. Although timing of the resolution of audits is highly uncertain, the Company does not believe it is reasonably possible that the total amounts of unrecognized tax benefits as of October 25, 2008 will materially change in the next 12 months.

15.	Segment Information and Major Customers

The Company’s operations involve the design, development, manufacturing, marketing, and technical support of networking and other products and services related to the communications and information technology industry. Cisco products include routers, switches, advanced technologies, and other products. These products, primarily integrated by Cisco IOS Software, link geographically dispersed local-area networks (LANs), metropolitan-area networks (MANs) and wide-area networks (WANs).

(a) Net Sales and Gross Margin by Theater

The Company conducts business globally and is primarily managed on a geographic basis. The Company’s management makes financial decisions and allocates resources based on the information it receives from its internal management system. Sales are attributed to a geographic theater based on the ordering location of the customer.

The Company does not allocate research and development, sales and marketing, or general and administrative expenses to its geographic theaters in this internal management system because management does not include the information in its measurement of the performance of the operating segments. In addition, the Company does not allocate amortization of acquisition-related intangible assets, share-based compensation expense, and the effects of purchase accounting adjustments to inventory to the gross margin for each theater because management does not include this information in its measurement of the performance of the operating segments.

Summarized financial information by theater for the three months ended October 25, 2008 and October 27, 2007, based on the Company’s internal management system and as utilized by the Company’s CODM, is as follows (in millions):

	Three Months Ended
	October 25, 2008	October 27, 2007 (3)
Net sales:
United States and Canada (1)	$5,549	$5,482
European Markets	2,153	1,911
Emerging Markets	1,229	872
Asia Pacific	1,022	982
Japan	378	307

Total	$10,331	$9,554

Gross margin:
United States and Canada	$3,670	$3,639
European Markets	1,413	1,242
Emerging Markets	779	496
Asia Pacific	654	638
Japan	261	218

Theater total	6,777	6,233
Unallocated corporate items (2)	(96)	(93)

Total	$6,681	$6,140

(1)	Net sales in the United States were $5.2 billion for the three months ended October 25, 2008 and October 27, 2007.
(2)	The unallocated corporate items primarily include the effects of amortization of acquisition-related intangible assets and share-based compensation expense.
(3)	Certain reclassifications have been made to prior period amounts to conform to the current period’s presentation.

(b) Net Sales for Groups of Similar Products and Services

The following table presents net sales for groups of similar products and services (in millions):

	Three Months Ended
	October 25, 2008	October 27, 2007 (1)
Net sales:
Routers	$1,884	$1,863
Switches	3,595	3,317
Advanced technologies	2,714	2,325
Other	442	510

Product	8,635	8,015
Service	1,696	1,539

Total	$10,331	$9,554

(1)	Certain reclassifications have been made to prior period amounts to conform to the current period’s presentation.

The Company refers to some of its products and technologies as advanced technologies. As of October 25, 2008, the Company had identified the following advanced technologies for particular focus: application networking services, home networking, security, storage area networking, unified communications, video systems, and wireless technology. The Company continues to identify additional advanced technologies for focus and investment in the future, and the Company’s investments in some previously identified advanced technologies may be curtailed or eliminated depending on market developments.

(c) Other Segment Information

The majority of the Company’s assets, excluding cash and cash equivalents and investments, as of October 25, 2008 and July 26, 2008 were attributable to its U.S. operations. The Company’s total cash and cash equivalents and investments held outside of the United States in various foreign subsidiaries was $24.3 billion as of October 25, 2008, and the remaining $2.5 billion was held in the United States. For the three months ended October 25, 2008 and October 27, 2007, no single customer accounted for 10% or more of the Company’s net sales.

Property and equipment information is based on the physical location of the assets. The following table presents property and equipment information for geographic areas (in millions):

	October 25, 2008	July 26, 2008
Property and equipment, net:
United States	$3,556	$3,478
International	625	673

Total	$4,181	$4,151

16.	Net Income per Share

The following table presents the calculation of basic and diluted net income per share (in millions, except per-share amounts):

	Three Months Ended
	October 25, 2008	October 27, 2007
Net income	$2,201	$2,205

Weighted-average shares — basic	5,881	6,087
Effect of dilutive potential common shares	91	243

Weighted-average shares — diluted	5,972	6,330

Net income per share — basic	$0.37	$0.36

Net income per share — diluted	$0.37	$0.35

Antidilutive employee share-based awards	620	354

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Quarterly Report on Form 10-Q, including this Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements regarding future events and our future results that are subject to the safe harbors created under the Securities Act of 1933 (the “Securities Act”) and the Securities Exchange Act of 1934 (the “Exchange Act”). All statements other than statements of historical facts are statements that could be deemed forward-looking statements. These statements are based on current expectations, estimates, forecasts, and projections about the industries in which we operate and the beliefs and assumptions of our management. Words such as “expects,” “anticipates,” “targets,” “goals,” “projects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “continues,” “endeavors,” “may,” variations of such words and similar expressions are intended to identify such forward-looking statements. In addition, any statements that refer to projections of our future financial performance, our anticipated growth and trends in our businesses, and other characterizations of future events or circumstances are forward-looking statements. Readers are cautioned that these forward-looking statements are only predictions and are subject to risks, uncertainties, and assumptions that are difficult to predict, including those identified below, under “Part II, Item 1A. Risk Factors,” and elsewhere herein. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. We undertake no obligation to revise or update any forward-looking statements for any reason.

Overview

In the first quarter of fiscal 2009, our results reflected an 8% increase in net sales from the first quarter of fiscal 2008, as we continued to achieve year-over-year revenue growth across most of our products and services, customer markets, and geographic theaters. Net income was flat compared with the first quarter of fiscal 2008, as the higher gross margin was offset by higher operating expenses and lower interest and other income during the first quarter of fiscal 2009. Net income for the first quarter of fiscal 2009 included a retroactive R&D tax credit, while net income for the first quarter of fiscal 2008 included a benefit for a tax settlement. Net income per diluted share increased by 6% in the first quarter of fiscal 2009 compared with the first quarter of fiscal 2008.

During the last month of the first quarter of fiscal 2009, it became apparent that the economic conditions we had been monitoring have deteriorated and that we are in the midst of a global economic downturn. Specifically, during the last month of the quarter, we experienced a downturn in our global enterprise, service provider, and commercial markets, a downturn that started in the United States and appears to have spread first to customers in our European Markets theater and then to customers in other geographies, with the decline in the enterprise market in the United States being the most significant and characterized by cautious spending by our large enterprise customers. We believe it is likely that this economic downturn will persist; however, we cannot predict its severity or duration.

Strategy and Focus Areas

Drawing from our experience from managing through economic downturns in the past, we have developed a multifaceted strategy for addressing the current economic downturn that involves the following:

•

Vision and strategy: We believe our vision of how the industry will evolve is being driven by the increasing role intelligent networks will play as nearly all forms of communication and information technology are enabled by the network. This transition appears to be occurring as we expected. Our differentiated strategy enabled by networked collaboration, we believe, will allow us to move into market adjacencies with speed, scale and flexibility. We intend to remain focused on both the technology and business architectures to enable our customers’ objectives.

•

Collaboration/Web 2.0: The investments we have made and our architectural approach are based on the belief that collaboration and networked Web 2.0 technologies that enable user collaboration, including unified communications and Cisco TelePresence systems, and the increased use of the network as the platform for all forms of communications and information technology, will create new market opportunities for us. As part of the second major phase of the Internet, we believe the industry is evolving as personal and business process collaboration enabled by networked Web 2.0 technologies such as wikis and blogs help to increase innovation and productivity. We will attempt to lead this market transition through product development and adoption in the external customer marketplace and through our own internal adoption and use.

•

Resource management and realignment: During the first quarter of fiscal 2009, we continued to realign resources to better focus on our priorities. During the second quarter of fiscal 2009, we plan to continue this realignment and at the same time reduce our expenses.

•

Implementation of our strategy: During the economic downturn, we will attempt to prudently take advantage of opportunities to capture market transitions, and to put our assets to use in existing and new markets as the recovery occurs. In addition to collaboration and Web 2.0, we will endeavor to prioritize and focus on continuing to evolve into a next-generation company and developing next-generation customer relationships, the data center and virtualization, video, and globalization.

•

Focus on the United States and selected emerging countries: We intend to devote particular attention to two distinct geographic sectors- the United States and selected emerging countries. We believe it is likely that since the economic uncertainty began in the United States, the U.S. economy may be the first major economy to recover. We also believe that selected emerging countries may be less adversely impacted during this economic downturn as compared to other countries.

•

The network as the platform: We believe the growth we experienced in the first quarter of fiscal 2009 was attributable to the continued deployment by customers of our end-to-end architecture and the convergence of data, voice, video, and mobility into IP networks. Video applications, including IP television (IPTV), Cisco TelePresence systems, unified communications, physical security and other video products, have the potential to accelerate the growth of bandwidth demand and to increase loads on networks, which may require upgrades to existing networks.

As we have done in the past, we will attempt to use the current economic downturn as an opportunity to expand our share of our customers’ information technology spending and to continue moving into product adjacencies. Our approach of aiming to achieve balance across products and services, customer markets and geographic theaters contributed to the growth we experienced in past quarters. We have delivered several new products recently, and we are pleased with the breadth and depth of our innovation across all aspects of our business and the impact that we believe this innovation will have on our long-term prospects. We believe that our strategy and our ability to innovate and execute may enable us to improve our relative competitive position in difficult business conditions and may continue to provide us with long-term growth opportunities.

Revenue

Net sales increased by 8% in the first quarter of fiscal 2009 compared with the first quarter of fiscal 2008; however, during October 2008, the last month of the first quarter of fiscal 2009, we began to experience a decline in our business as a result of the economic downturn in the United States and its acceleration globally. For the first quarter of fiscal 2009, revenue was relatively flat in the United States compared with the first quarter of fiscal 2008, and despite the challenging economic conditions that we experienced, revenue increased compared with the first quarter of fiscal 2008 in our other geographic theaters. For the first quarter of fiscal 2009, revenue also increased in the enterprise, commercial, and service provider markets.

Among our product categories, the largest proportion of the increase in net product sales in the first quarter of fiscal 2009 was in sales of advanced technologies. Sales of our advanced technologies increased by 17% in the first quarter of fiscal 2009. The increase in our sales of advanced technologies reflects our balanced product portfolio and our efforts to constantly innovate and evolve into new markets and product adjacencies. Categories within our advanced technologies that showed strength during the first quarter of fiscal 2009 were unified communications, video systems, wireless, application networking services, and security products.

However, in the first quarter of fiscal 2009, we did experience slower growth in sales of our routing products, including relatively flat sales of our high-end routers. The increase in switching revenue in the first quarter of fiscal 2009 was led by higher sales of our modular and fixed-configuration switches. In the first quarter of fiscal 2009, our net service revenue increased by approximately 10% compared with the first quarter of fiscal 2008. Our service and support strategy seeks to capitalize on increased globalization, and we believe this strategy, along with our architectural approach, has the potential to further differentiate us from competitors.

Based on the decline in our business that we began to experience in October 2008, we anticipate that our revenue will decline on a year-over-year basis in the second quarter of fiscal 2009.

Operating Margin

In the first quarter of fiscal 2009, our gross margin percentage increased compared with the first quarter of fiscal 2008. The increase was driven by higher product gross margin, which was due to lower manufacturing costs and higher shipment volume, partially offset by higher sales discounts, rebates, product pricing, and product mix. If our shipment volumes, product mix, pricing or other significant factors that impact our gross margin are adversely affected by the economic downturn, our gross margin could be adversely affected. Operating expenses in the first quarter of fiscal 2009 increased in both absolute dollars and as a percentage of revenue compared with the first quarter of fiscal 2008, primarily as a result of increased headcount-related expenses and acquisition-related milestone payments. In the near term, we anticipate that despite the efforts to reduce operating expenses as discussed below, operating expenses will increase as a percentage of total revenue.

Other Financial Highlights

The following is a summary of our other financial highlights for the first quarter of fiscal 2009:

•

We generated cash flows from operations of $2.7 billion during the first quarter of fiscal 2009. Our cash and cash equivalents, together with our investments, were $26.8 billion at the end of the first quarter of fiscal 2009, compared with $26.2 billion at the end of fiscal 2008.

•	Our deferred revenue at the end of the first quarter of fiscal 2009 was $8.8 billion, compared with $8.9 billion at the end of fiscal 2008.

•	We repurchased 46 million shares of our common stock for $1.0 billion during the first quarter of fiscal 2009.

•	Days sales outstanding in accounts receivable (DSO) at the end of the first quarter of fiscal 2009 was 29 days, compared with 34 days at the end of fiscal 2008.

•

Our inventory balance was $1.2 billion at the end of the first quarter of fiscal 2009 and at the end of fiscal 2008. Annualized inventory turns were 11.9 in the first quarter of fiscal 2009 and in the fourth quarter of fiscal 2008. Our purchase commitments with contract manufacturers and suppliers were $2.9 billion at the end of the first quarter of fiscal 2009, compared with $2.7 billion at the end of fiscal 2008.

We believe that our strong cash position, our solid balance sheet, our visibility into our supply chain, our strong investment portfolio management, and our financing capabilities all provide a key competitive advantage and collectively will enable us to be well positioned to manage our business through the economic downturn.

Critical Accounting Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires us to make judgments, assumptions, and estimates that affect the amounts reported in the Consolidated Financial Statements and accompanying notes. Note 2 to the Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended July 26, 2008 describes the significant accounting policies and methods used in the preparation of the Consolidated Financial Statements.

The accounting policies described below are significantly affected by critical accounting estimates. Such accounting policies require significant judgments, assumptions, and estimates used in the preparation of the Consolidated Financial Statements, and actual results could differ materially from the amounts reported based on these policies.

Revenue Recognition

Our products are generally integrated with software that is essential to the functionality of the equipment. Additionally, we provide unspecified software upgrades and enhancements related to the equipment through our maintenance contracts for most of our products. Accordingly, we account for revenue in accordance with Statement of Position No. 97-2, “Software Revenue Recognition,” and all related interpretations. For sales of products where software is incidental to the equipment, or in hosting arrangements, we apply the provisions of Staff Accounting Bulletin No. 104, “Revenue Recognition,” and all related interpretations. Revenue is recognized when all of the following criteria have been met:

•	When persuasive evidence of an arrangement exists. Contracts, Internet commerce agreements, and customer purchase orders are generally used to determine the existence of an arrangement.

•	Delivery has occurred. Shipping documents and customer acceptance, when applicable, are used to verify delivery.

•

The fee is fixed or determinable. We assess whether the fee is fixed or determinable based on the payment terms associated with the transaction and whether the sales price is subject to refund or adjustment.

•

Collectibility is reasonably assured. We assess collectibility based primarily on the creditworthiness of the customer as determined by credit checks and analysis, as well as the customer’s payment history.

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

Revenue deferrals relate to the timing of revenue recognition for specific transactions based on financing arrangements, service, support, and other factors. Financing arrangements may include sales-type, direct-financing, and operating leases, loans, and guarantees of third-party financing. Our total deferred revenue for products was $2.9 billion and $2.7 billion as of October 25, 2008 and July 26, 2008, respectively. Technical support services revenue is deferred and recognized ratably over the period during which the services are to be performed, which is typically from one to three years. Advanced services revenue is recognized upon delivery or completion of performance. Our total deferred revenue for services was $6.0 billion and $6.1 billion as of October 25, 2008 and July 26, 2008, respectively.

We make sales to distributors and retail partners and recognize revenue based on a sell-through method using information provided by them. Our distributors and retail partners participate in various cooperative marketing and other programs, and we maintain estimated accruals and allowances for these programs. If actual credits received by our distributors and retail partners under these programs were to deviate significantly from our estimates, which are based on historical experience, our revenue could be adversely affected.

Allowance for Doubtful Accounts and Sales Returns

Our accounts receivable balance, net of allowance for doubtful accounts, was $3.3 billion and $3.8 billion as of October 25, 2008 and July 26, 2008, respectively. The allowance for doubtful accounts was $191 million, or 5.5% of the gross accounts receivable balance, as of October 25, 2008, and $177 million, or 4.4% of the gross accounts receivable balance, as of July 26, 2008. The allowance is based on our assessment of the collectibility of customer accounts. We regularly review the allowance by considering factors such as historical experience, credit quality, age of the accounts receivable balances, and current economic conditions that may affect a customer’s ability to pay.

Our provision for doubtful accounts was $17 million and $18 million for the first quarter of fiscal 2009 and 2008, respectively. If a major customer’s creditworthiness deteriorates, or if actual defaults are higher than our historical experience, or if other circumstances arise, our estimates of the recoverability of amounts due to us could be overstated, and additional allowances could be required, which could have an adverse impact on our revenue.

A reserve for future sales returns is established based on historical trends in product return rates. The reserve for future sales returns as of October 25, 2008 and July 26, 2008 was $115 million and $103 million, respectively, and was recorded as a reduction of our accounts receivable. If the actual future returns were to deviate from the historical data on which the reserve had been established, our revenue could be adversely affected.

Inventory Valuation and Liability for Purchase Commitments with Contract Manufacturers and Suppliers

Our inventory balance was $1.2 billion as of October 25, 2008 and July 26, 2008. Inventory is written down based on excess and obsolete inventories determined primarily by future demand forecasts. Inventory write-downs are measured as the difference between the cost of the inventory and market based upon assumptions about future demand and are charged to the provision for inventory, which is a component of our cost of sales. At the point of the loss recognition, a new, lower cost basis for that inventory is established, and subsequent changes in facts and circumstances do not result in the restoration or increase in that newly established cost basis.

We record a liability for firm, noncancelable, and unconditional purchase commitments with contract manufacturers and suppliers for quantities in excess of our future demand forecasts consistent with the valuation of our excess and obsolete inventory. As of October 25, 2008, the liability for these purchase commitments was $186 million, compared with $184 million as of July 26, 2008 and was included in other current liabilities.

Our provision for inventory was $8 million and $44 million for the first quarter of fiscal 2009 and 2008, respectively. The provision for the liability related to purchase commitments with contract manufacturers and suppliers was $19 million and $11 million for the first quarter of fiscal 2009 and 2008, respectively. If there were to be a sudden and significant decrease in demand for our products, or if there were a higher incidence of inventory obsolescence because of rapidly changing technology and customer requirements, we could be required to increase our inventory write-downs and our liability for purchase commitments with contract manufacturers and suppliers and gross margin could be adversely affected. Inventory and supply chain management remain areas of focus as we balance the need to maintain supply chain flexibility to help ensure competitive lead times with the risk of inventory obsolescence.

Warranty Costs

The liability for product warranties, included in other current liabilities, was $381 million as of October 25, 2008, compared with $399 million as of July 26, 2008. See Note 11 to the Consolidated Financial Statements. Our products are generally covered by a warranty for periods ranging from 90 days to five years, and for some products we provide a limited lifetime warranty. We accrue for warranty costs as part of our cost of sales based on associated material costs, technical support labor costs, and associated overhead. Material cost is estimated based primarily upon historical trends in the volume of product returns within the warranty period and the cost to repair or replace the equipment. Technical support labor cost is estimated based primarily upon historical trends in the rate of customer cases and the cost to support the customer cases within the warranty period. Overhead cost is applied based on estimated time to support warranty activities.

The provision for product warranties issued during the first quarter of fiscal 2009 and 2008 was $101 million and $135 million, respectively. If we experience an increase in warranty claims compared with our historical experience, or if the cost of servicing warranty claims is greater than expected, our gross margin could be adversely affected.

Share-Based Compensation Expense

Share-based compensation expense recognized under SFAS 123(R) was as follows (in millions):

	Three Months Ended
	October 25, 2008	October 27, 2007
Employee share-based compensation expense	$282	$226
Share-based compensation expense related to acquisitions and investments	22	24

Total	$304	$250

The determination of fair value of share-based payment awards on the date of grant using an option-pricing model is affected by our stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, the expected stock price volatility over the term of the awards and actual and projected employee stock option exercise behaviors. The use of a lattice-binomial model requires extensive actual employee exercise behavior data and a number of complex assumptions including expected volatility, risk-free interest rate, expected dividends, kurtosis, and skewness.

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

Investment Impairments

Our fixed income and publicly traded equity securities, collectively, are reflected in the Consolidated Balance Sheets at a fair value of $22.6 billion as of October 25, 2008, compared with $21.0 billion as of July 26, 2008. See Note 7 to the Consolidated Financial Statements. We recognize an impairment charge when the declines in the fair values of our fixed income or publicly traded equity securities fall below their cost basis and the declines are judged to be other-than-temporary. The ultimate value realized on these securities, to the extent unhedged, is subject to market price volatility until they are sold. We consider various factors in determining whether we should recognize an impairment charge, including the length of time and extent to which the fair value has been less than our cost basis, the financial condition and near-term prospects of the investee, and our intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value. Our ongoing consideration of these factors could result in additional impairment charges in the future, which could adversely affect our net income. The total impairment charges on investments in fixed income securities and publicly traded equity securities during the first quarter of fiscal 2009 were $200 million. There were no impairments of fixed income or publicly traded equity securities during the first quarter of fiscal 2008.

We also have investments in privately held companies, some of which are in the startup or development stages. As of October 25, 2008, our investments in privately held companies were $703 million, compared with $706 million as of July 26, 2008, and were included in other assets. See Note 5 to the Consolidated Financial Statements. We monitor these investments for impairment and make appropriate reductions in carrying values if we determine that an impairment charge is required, based primarily on the financial condition and near-term prospects of these companies. These investments are inherently risky because the markets for the technologies or products these companies are developing are typically in the early stages and may never materialize. Our impairment charges on investments in privately held companies were $23 million and $3 million during the first quarters of fiscal 2009 and 2008, respectively.

Goodwill Impairments

Our methodology for allocating the purchase price relating to purchase acquisitions is determined through established valuation techniques. Goodwill is measured as the excess of the cost of acquisition over the sum of the amounts assigned to tangible and identifiable intangible assets acquired less liabilities assumed. We perform goodwill impairment tests on an annual basis and between annual tests in certain circumstances for each reporting unit. The goodwill recorded in the Consolidated Balance Sheets as of October 25, 2008 and July 26, 2008 was $12.6 billion and $12.4 billion, respectively. In response to changes in industry and market conditions, we could be required to strategically realign our resources and consider restructuring, disposing of, or otherwise exiting businesses, which could result in an impairment of goodwill. There was no impairment of goodwill in the first quarter of fiscal 2009 and 2008.

Income Taxes

We are subject to income taxes in the United States and numerous foreign jurisdictions. Our effective tax rates differ from the statutory rate primarily due to the tax impact of state taxes, foreign operations, R&D tax credits, tax audit settlements, nondeductible compensation, and international realignments. Our effective tax rate was 15.5% and 15.9% in the first quarter of fiscal 2009 and fiscal 2008, respectively.

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

Our provision for income taxes is subject to volatility and could be adversely impacted by earnings being lower than anticipated in countries that have lower tax rates and higher than anticipated in countries that have higher tax rates; by changes in the valuation of our deferred tax assets and liabilities; by expiration of or lapses in the R&D tax credit laws; by transfer pricing adjustments including the post-acquisition integration of purchased intangible assets from certain acquisitions into our intercompany R&D cost sharing arrangement; by tax effects of nondeductible compensation; by tax costs related to intercompany realignments; or by changes in tax laws, regulations, or accounting principles, including accounting for uncertain tax positions or interpretations thereof. Significant judgment is required to determine the recognition and measurement attribute prescribed in FIN 48. In addition, FIN 48 applies to all income tax positions, including the potential recovery of previously paid taxes, which if settled unfavorably could adversely impact our provision for income taxes or additional paid-in capital. Further, as a result of certain of our ongoing employment and capital investment actions and commitments, our income in certain countries is subject to reduced tax rates and in some cases is wholly exempt from tax. Our failure to meet these commitments could adversely affect our provision for income taxes. In addition, we are subject to the continuous examination of our income tax returns by the Internal Revenue Service and other tax authorities. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes. There can be no assurance that the outcomes from these continuous examinations will not have an adverse impact on our operating results and financial condition.

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

Reclassifications

During the first quarter of fiscal 2009, we began to allocate certain costs, which had previously been recorded in general and administrative expenses (related to information technology, financing business, and human resources), to sales and marketing, research and development, and cost of sales, as applicable. These changes also resulted in reclassifications to prior period gross margin by theater amounts. In addition, we have made certain reclassifications to prior period amounts relating to net sales by theater and net sales for similar groups of products due to refinement of the respective categories.

Net Sales

The following table presents the breakdown of net sales between product and service revenue (in millions, except percentages):

	Three Months Ended
	October 25, 2008	October 27, 2007	Variance in Dollars	Variance in Percent
Net sales:
Product	$8,635	$8,015	$620	7.7%
Service	1,696	1,539	157	10.2%

Total	$10,331	$9,554	$777	8.1%

Net sales, which include product and service revenue, for each theater are summarized in the following table (in millions, except percentages):

	Three Months Ended
	October 25, 2008	October 27, 2007	Variance in Dollars	Variance in Percent
Net sales:
United States and Canada	$5,549	$5,482	$67	1.2%
Percentage of net sales	53.7%	57.4%
European Markets	2,153	1,911	242	12.7%
Percentage of net sales	20.8%	20.0%
Emerging Markets	1,229	872	357	40.9%
Percentage of net sales	11.9%	9.1%
Asia Pacific	1,022	982	40	4.1%
Percentage of net sales	9.9%	10.3%
Japan	378	307	71	23.1%
Percentage of net sales	3.7%	3.2%

Total	$10,331	$9,554	$777	8.1%

For the first quarter of fiscal 2009, net sales increased across our five geographic theaters compared with the first quarter of fiscal 2008. Our sales benefited from our entry into new markets and the development of adjacent product offerings. Although net sales increased in the first quarter of fiscal 2009 compared with the first quarter of fiscal 2008, during the last month of the first quarter of fiscal 2009, we began to experience a decline in our business due to the economic downturn in the United States and its acceleration globally. We experienced weakness during the last month of the quarter not just in the financial, automotive, and retail sectors, but also among other enterprise customers, and while the weakness began in the United States, it appears to have spread to other geographic theaters. As a result, we expect our net product sales across our geographic theaters will be impacted by the unfavorable economic environment. We believe that the economic downturn will persist, but cannot predict its severity or duration.

We conduct business globally in numerous currencies. The direct effect of foreign currency fluctuations on sales has not been material because our sales are primarily denominated in U.S. dollars. However, as the U.S. dollar strengthens relative to other currencies, it could have indirect effect on our sales to the extent it raises the cost of our products to non-U.S. customers and thereby reduces demand. A weaker U.S. dollar could have the opposite effect. However, the precise indirect effect of currency fluctuations is difficult to measure or predict because our sales are influenced by many factors in addition to the impact of such currency fluctuations.

In addition to the impact of macroeconomic factors described above, net sales by theater in a particular period may be significantly impacted by several factors related to revenue recognition, including the complexity of transactions such as multiple element arrangements, the mix of financings provided to our channel partners and customers, and final acceptance of the product, system, or solution, among other factors. In addition, certain customers tend to make large and sporadic purchases and the net sales related to these transactions may also be affected by the timing of revenue recognition.

Net Product Sales by Theater

The following table presents the breakdown of net product sales by theater (in millions, except percentages):

	Three Months Ended
	October 25, 2008	October 27, 2007	Variance in Dollars	Variance in Percent
Net product sales:
United States and Canada	$4,447	$4,453	$(6)	(0.1)%
Percentage of net product sales	51.5%	55.6%
European Markets	1,879	1,655	224	13.5%
Percentage of net product sales	21.8%	20.6%
Emerging Markets	1,092	776	316	40.7%
Percentage of net product sales	12.6%	9.7%
Asia Pacific	896	866	30	3.5%
Percentage of net product sales	10.4%	10.8%
Japan	321	265	56	21.1%
Percentage of net product sales	3.7%	3.3%

Total	$8,635	$8,015	$620	7.7%

United States and Canada

Net product sales in the United States and Canada theater during the first quarter of fiscal 2009 were relatively flat compared with the first quarter of fiscal 2008. During the first quarter of fiscal 2009, we experienced lower sales to the service provider market in the United States due to lower spending by a few large customers. In the enterprise market, our net product sales increased during the first quarter of fiscal 2009 compared with the first quarter of fiscal 2008, but we experienced cautious spending by our enterprise customers as economic conditions worsened in the last month of the quarter. Sales to the U.S. federal government and the commercial market were relatively flat compared with the first quarter of fiscal 2008. We expect our overall net product sales in the United States will continue to be impacted by the unfavorable macroeconomic environment and its impact on information technology spending. Net product sales increased in Canada during the first quarter of fiscal 2009 compared with the first quarter of fiscal 2008, due in part to strength in sales to the service provider market in Canada.

European Markets

The increase in net product sales in the European Markets theater during the first quarter of fiscal 2009 compared with the first quarter of fiscal 2008 was attributable to the growth in the enterprise and commercial market. Net product sales to our service provider market in this theater decreased in the first quarter of fiscal 2009 compared with the first quarter of fiscal 2008 due to lower spending by our service provider customers. During the first quarter of fiscal 2009, we continued to experience growth in Germany compared with the first quarter of fiscal 2008, while we experienced slower overall growth in Western Europe, particularly as economic conditions deteriorated in October 2008.

Emerging Markets

During the first quarter of fiscal 2009, net product sales in the Emerging Markets theater increased compared with the first quarter of fiscal 2008 due to increased shipments and recognition of previously deferred revenue and effects of reserves in the first quarter of fiscal 2008. We experienced continued network deployment across our customer markets, with strength in Russia and Latin America. Certain of our customers in the Emerging Markets theater tend to make large and sporadic purchases, and the net sales related to these transactions may also be affected by the timing of revenue recognition. Further, some customers may continue to require greater levels of financing arrangements, service, and support in future periods which may also impact the timing of recognition of the revenue for this theater. As a result of these and other factors and coupled with the effects of the global economic downturn, in the immediate term, we anticipate that net product sales for this theater will grow at a slower rate or decline on a year-over-year basis.

Asia Pacific

The slight increase in net product sales in the Asia Pacific theater during the first quarter of fiscal 2009 compared with the first quarter of fiscal 2008 was primarily attributable to balanced growth in the service provider and commercial markets. China experienced solid growth in net product sales. We expect our overall net product sales in this theater will be adversely impacted by the unfavorable macroeconomic environment.

Japan

Net product sales in the Japan theater increased during the first quarter of fiscal 2009 compared with the first quarter of fiscal 2008, primarily due to service providers building out next-generation networks.

Net Product Sales by Groups of Similar Products

The following table presents net sales for groups of similar products (in millions, except percentages):

	Three Months Ended
	October 25, 2008	October 27, 2007	Variance in Dollars	Variance in Percent
Net product sales:
Routers	$1,884	$1,863	$21	1.1%
Percentage of net product sales	21.8%	23.2%
Switches	3,595	3,317	278	8.4%
Percentage of net product sales	41.7%	41.4%
Advanced technologies	2,714	2,325	389	16.7%
Percentage of net product sales	31.4%	29.0%
Other	442	510	(68)	(13.3)%
Percentage of net product sales	5.1%	6.4%

Total	$8,635	$8,015	$620	7.7%

Routers

Sales of our high-end routers, which represent a larger proportion of our total router sales compared with midrange and low-end routers, were relatively flat in the first quarter of fiscal 2009, compared with the first quarter of fiscal 2008. Our high-end router sales are primarily to service providers, and during the first quarter of fiscal 2009, high-end router sales were adversely impacted by a slowdown in capital expenditures in the global service provider market, as well as by the tendency of service providers to make large and sporadic purchases. Sales of midrange and low-end routers were also relatively flat during the first quarter of fiscal 2009 compared with the first quarter of fiscal 2008. In the first quarter of fiscal 2009, sales of our integrated services routers, which we include in the category of midrange and low-end routers, increased and contributed to growth in sales of our advanced technologies products, such as our security, unified communications, and wireless offerings.

Switches

The increase in net product sales related to switches in the first quarter of fiscal 2009, compared with the first quarter of fiscal 2008, was primarily due to the higher sales of our modular switches, which increased by approximately $165 million, and local-area network (LAN) fixed-configuration switches, which increased by approximately $110 million.

The increase in sales of modular switches was primarily due to the increased sales of Cisco Catalyst 4500 and 6000 Series Switches. The increase in sales of LAN fixed-configuration switches was a result of the continued adoption by our customers of new technologies throughout their networks from the data center to the wiring closet, including Gigabit Ethernet, 10 Gigabit Ethernet, and Power over Ethernet, which leads to the higher sales of Cisco Catalyst 2960 and 3750 Series Switches. Additionally, growth in sales of advanced technologies such as unified communications and wireless LANs creates demand for LAN fixed-configuration infrastructure as additional endpoints are added to the network.

Advanced Technologies

The increase in net product sales of advanced technologies in the first quarter of fiscal 2009 compared with the first quarter of fiscal 2008 was due to the following:

•

Sales of unified communications increased by approximately $135 million, primarily due to sales of IP phones and associated software as our customers continued to transition from an analog-based to an IP-based infrastructure.

•

Sales of video systems, which include solutions and systems designed to enable video-specific delivery systems for service providers, increased by approximately $110 million. The increase was attributable to several factors, including an increase in the demand for IP set-top boxes, high-definition cable set-top boxes, and international growth.

•

Sales of security products increased by approximately $70 million, primarily due to module and line card sales related to our routers and LAN switches as customers continued to emphasize network security and also due to sales of our next-generation adaptive security appliance products, which integrate multiple technologies including virtual private network (VPN), firewall, and intrusion prevention services on one platform.

•

Sales of wireless LAN products increased by approximately $50 million, primarily due to new customers, continued deployments with existing customers, and customers’ adoption of our unified architecture platform.

•	Sales of application networking services increased by approximately $30 million, primarily due to higher demand from customers for wide area network (WAN) optimization solutions.

•	Home networking sales were flat, and storage area networking product sales declined slightly.

Other Product Revenue

The decrease in other product revenue in the first quarter of fiscal 2009 compared with the first quarter of fiscal 2008 was primarily due to the decline in sales of our optical and cable products. Other product revenue also includes sales of emerging technology products.

Net Service Revenue

The increase in net service revenue during the first quarter of fiscal 2009 compared with the first quarter of fiscal 2008 was primarily due to technical support service contract initiations and renewals associated with higher product sales, which have resulted in a larger installed base of equipment being serviced, as well as increased revenue from advanced services, which relates to consulting support services for specific networking needs. The increase in advanced services revenue in the first quarter of fiscal 2009, compared with the first quarter of fiscal 2008, was attributable primarily to our revenue growth in the Emerging Markets theater and the advanced technologies products.

Gross Margin

The following table presents the gross margin for products and services (in millions, except percentages):

	Three Months Ended
	Amount		Percentage
	October 25, 2008	October 27, 2007	October 25, 2008	October 27, 2007
Gross margin:
Product	$5,654	$5,185	65.5%	64.7%
Service	1,027	955	60.6%	62.1%

Total	$6,681	$6,140	64.7%	64.3%

The following table presents the gross margin for each theater (in millions, except percentages):

	Three Months Ended
	Amount		Percentage
	October 25, 2008	October 27, 2007	October 25, 2008	October 27, 2007
Gross margin:
United States and Canada	$3,670	$3,639	66.1%	66.4%
European Markets	1,413	1,242	65.6%	65.0%
Emerging Markets	779	496	63.4%	56.9%
Asia Pacific	654	638	64.0%	65.0%
Japan	261	218	69.0%	71.0%

Theater Total	6,777	6,233	65.6%	65.2%
Unallocated corporate items(1)	(96)	(93)

Total	$6,681	$6,140	64.7%	64.3%

(1)

The unallocated corporate items primarily include the effects of amortization of acquisition-related intangible assets and employee share-based compensation expense. We do not allocate these items to the gross margin for each theater because management does not include the information in measuring the performance of the operating segments.

The gross margin for each theater is derived from information from our internal management system. The gross margin percentage for a particular theater may fluctuate and period-to-period changes in such percentages may or may not be indicative of a trend for that theater.

Product Gross Margin

The increase in total product gross margin percentage during the first quarter of fiscal 2009 compared with the first quarter of fiscal 2008 was due to the following factors:

•

Lower overall manufacturing costs related to lower component costs, value engineering and other manufacturing-related costs, increased product gross margin percentage by 2.9%. Value engineering is the process by which production costs are reduced through component redesign, board configuration, test processes, and transformation processes.

•	Higher shipment volume, net of certain variable costs, increased product gross margin percentage by 0.4%.

•	Net effects of amortization of purchased intangible assets and share-based compensation expense increased product gross margin percentage by 0.2%.

The above were partially offset by the following factors:

•	Sales discounts, rebates, and product pricing decreased product gross margin percentage by 1.8%.

•	Changes in the mix of products sold decreased product gross margin percentage by 0.9%.

Service Gross Margin

Our service gross margin percentage decreased in the first quarter of fiscal 2009 compared with the first quarter of fiscal 2008 primarily due to lower technical support margins and the fact that advanced services constituted a higher proportion of total service revenue. Technical support margins will experience some variability due to various factors such as the timing of technical support service contract initiations and renewals, and the timing of our strategic investments in headcount and resources to support this business. Our service gross margin from technical support services is higher than the service gross margin from our advanced services, and our revenue from advanced services may continue to increase to a higher proportion of total service revenue due to our continued focus on providing comprehensive support to our customers’ networking devices, applications, and infrastructures. Additionally, we have continued to invest in building out our technical support and advanced services capabilities in the Emerging Markets theater.

Factors That May Impact Net Sales and Gross Margin

Net product sales may continue to be affected by factors including the current global economic downturn and related market uncertainty, which so far has resulted in cautious spending in our global enterprise, service provider and commercial markets; changes in the geopolitical environment and global economic conditions; competition, including price-focused competitors from Asia, especially from China; new product introductions; sales cycles and product implementation cycles; changes in the mix of our customers between service provider and enterprise markets; changes in the mix of direct sales and indirect sales; variations in sales channels; and final acceptance criteria of the product, system, or solution as specified by the customer. Sales to the service provider market have been characterized by large and sporadic purchases, especially relating to our router sales and sales of certain advanced technologies. In addition, service provider customers typically have longer implementation cycles, require a broader range of services, including network design services, and often have acceptance provisions that can lead to a delay in revenue recognition. Certain of our customers in the Emerging Markets theater also tend to make large and sporadic purchases and the net sales related to these transactions may similarly be affected by the timing of revenue recognition. As we focus on new market opportunities, customers may require greater levels of financing arrangements, service, and support, especially in the Emerging Markets theater, which may result in a delay in the timing of revenue recognition. To improve customer satisfaction, we continue to focus on managing our manufacturing lead-time performance, which may result in corresponding reductions in order backlog. A decline in backlog levels could result in more variability and less predictability in our quarter-to-quarter net sales and operating results.

Net product sales may also be adversely affected by fluctuations in demand for our products, especially with respect to Internet businesses and telecommunications service providers, whether or not driven by any slowdown in capital expenditures in the service provider market, price and product competition in the communications and information technology industry, introduction and market acceptance of new technologies and products, adoption of new networking standards, and financial difficulties experienced by our customers. We may, from time to time, experience manufacturing issues that create a delay in our suppliers’ ability to provide specific components, resulting in delayed shipments. To the extent that manufacturing issues and any related component shortages result in delayed shipments in the future, and particularly in periods when we and our suppliers are operating at higher levels of capacity, it is possible that revenue for a quarter could be adversely affected if such matters are not remediated within the same quarter. For additional factors that may impact net product sales, see “Part II, Item 1A. Risk Factors.” Our distributors and retail partners participate in various cooperative marketing and other programs. In addition, increasing sales to our distributors and retail partners generally results in greater difficulty in forecasting the mix of our products and, to a certain degree, the timing of orders from our customers. We recognize revenue for sales to our distributors and retail partners based on a sell-through method using information provided by them, and we maintain estimated accruals and allowances for all cooperative marketing and other programs.

Product gross margin may be adversely affected in the future by changes in the mix of products sold, including further periods of increased growth of some of our lower-margin products; introduction of new products, including products with price-performance advantages; our ability to reduce production costs; entry into new markets, including markets with different pricing structures and cost structures, as a result of internal development or through acquisitions; changes in distribution channels; price competition, including competitors from Asia, especially from China; changes in geographic mix of our product sales; the timing of revenue recognition and revenue deferrals; sales discounts; increases in material or labor costs; excess inventory and obsolescence charges; warranty costs; changes in shipment volume; loss of cost savings due to changes in component pricing; effects of value engineering; inventory holding charges; and the extent to which we successfully execute on our strategy and operating plans. Service gross margin may be impacted by various factors such as the change in mix between technical support services and advanced services, the timing of technical support service contract initiations and renewals, and the timing of our strategic investments in headcount and resources to support this business.

Research and Development, Sales and Marketing, and General and Administrative Expenses

Research and Development (R&D), sales and marketing, and general and administrative (G&A) expenses are summarized in the following table (in millions, except percentages):

	Three Months Ended
	October 25, 2008	October 27, 2007	Variance in Dollars	Variance in Percent
Research and development	$1,406	$1,232	$174	14.1%
Percentage of net sales	13.6%	12.9%
Sales and marketing	2,283	2,078	205	9.9%
Percentage of net sales	22.1%	21.8%
General and administrative	395	342	53	15.5%
Percentage of net sales	3.8%	3.6%

Total	$4,084	$3,652	$432	11.8%

Percentage of net sales	39.5%	38.2%

R&D Expenses

R&D expenses increased in the first quarter of fiscal 2009 compared with the first quarter of fiscal 2008 primarily due to higher acquisition-related compensation expenses, which increased by approximately $100 million primarily due to the achievement of certain acquisition-related milestones. The increase in R&D expenses also reflects higher headcount-related expenses. The higher headcount-related expenses reflect our continued investment in R&D for routers, switches, advanced technologies, and other product technologies. We have also continued to purchase or license technology in order to bring a broad range of products to market in a timely fashion. If we believe that we are unable to enter a particular market in a timely manner with internally developed products, we may license technology from other businesses or acquire businesses as an alternative to internal R&D. All of our R&D costs have been expensed as incurred.

Sales and Marketing Expenses

Sales and marketing expenses for the first quarter of fiscal 2009 increased compared with the first quarter of fiscal 2008, primarily due to an increase in sales expenses of approximately $165 million. Sales expenses increased primarily due to an increase in headcount-related expenses.

G&A Expenses

G&A expenses for the first quarter of fiscal 2009 increased compared with the first quarter of fiscal 2008, primarily due to increased headcount-related expenses. The increase in G&A expenses also reflects increased share-based compensation expense and increased acquisition-related compensation expense.

Effect of Foreign Currency

Foreign currency fluctuations, net of hedging, increased total R&D, sales and marketing, and G&A expenses by $46 million, or approximately 1.3%, in the first quarter of fiscal 2009 compared with the first quarter of fiscal 2008.

Headcount

Our headcount increased by 1,518 employees in the first quarter of fiscal 2009, reflecting a seasonal increase in hires of recent college graduates, the effects of our investments in sales and R&D described above and increased investments in our service business and acquisitions. If we do not achieve the benefits anticipated from these investments, our operating results may be adversely affected.

Resource Management and Realignment

During the first quarter of fiscal 2009, we continued to realign resources to better focus on our priorities. During the second quarter of fiscal 2009, we plan to continue this realignment and at the same time to reduce our expenses, as part of our strategy of addressing the global economic downturn. We plan to achieve these expense reductions through a pause in hiring, as well as decreases in travel, offsite meetings, outside services, marketing, and other expenses. In the near term, we anticipate that despite these efforts, operating expenses will increase as a percentage of total revenue. If we do not achieve the benefits anticipated from this realignment or achieve these cost reductions, our operating results may be adversely affected.

Share-Based Compensation Expense

Employee share-based compensation expense under SFAS 123(R) was as follows (in millions):

	Three Months Ended
	October 25, 2008	October 27, 2007
Cost of sales—product	$11	$9
Cost of sales—service	31	23

Employee share-based compensation expense in cost of sales	42	32

Research and development	82	65
Sales and marketing	113	99
General and administrative	45	30

Employee share-based compensation expense in operating expenses	240	194

Total employee share-based compensation expense (1)	$282	$226

(1)

Share-based compensation expense of $22 million and $24 million related to acquisitions and investments for the three months ended October 25, 2008 and October 27, 2007, respectively, is disclosed in Note 3 and is not included in the above table.

In conjunction with the adoption of SFAS 123(R), we changed our method of attributing the value of share-based compensation to expense from the accelerated multiple-option approach to the straight-line single-option method. Compensation expense for all share-based payment awards granted on or prior to July 30, 2005 is recognized using the accelerated multiple-option approach, whereas compensation expense for all share-based payment awards granted subsequent to July 30, 2005 is recognized using the straight-line single-option method. Employee share-based compensation expense for the first quarter of fiscal 2009 increased compared with the first quarter of fiscal 2008 primarily due to the effects of straight-line vesting of share-based awards and higher weighted-average fair value for each share-based award.

Amortization of Purchased Intangible Assets and In-Process Research and Development

The following table presents the amortization of purchased intangible assets and in-process R&D included in operating expenses (in millions):

	Three Months Ended
	October 25, 2008	October 27, 2007
Amortization of purchased intangible assets	$112	$117
In-process research and development	$3	$3

The slight decrease in the amortization of purchased intangible assets included in operating expenses for the first quarter of fiscal 2009 compared with the first quarter of fiscal 2008 was due to certain intangible assets becoming fully amortized, partially offset by additional amortization of purchased intangible assets related to recent acquisitions. For additional information regarding purchased intangibles, see Note 4 to the Consolidated Financial Statements.

Our methodology for allocating the purchase price, relating to purchase acquisitions, to in-process R&D is determined through established valuation techniques. See Note 3 to the Consolidated Financial Statements for additional information regarding the acquisitions completed in the first quarter of fiscal 2009 and the in-process R&D amounts recorded for these acquisitions. In-process R&D was expensed upon acquisition because technological feasibility had not been established and no future alternative uses existed.

Interest Income, Net

The components of interest income, net, are as follows (in millions):

	Three Months Ended
	October 25, 2008	October 27, 2007
Interest income	$259	$319
Interest expense	(64)	(96)

Total	$195	$223

The decrease in interest income in the first quarter of fiscal 2009 was primarily due to lower average interest rates partially offset by higher average total cash and cash equivalents and fixed income security balances compared with the first quarter of fiscal 2008. The decrease in interest expense in the first quarter of fiscal 2009 compared with the first quarter of fiscal 2008 was due to lower effective interest rates on our debt.

Other Income (Loss), Net

The components of other income (loss), net, are as follows (in millions):

	Three Months Ended
	October 25, 2008	October 27, 2007
Net gains on investments in publicly traded equity securities	$91	$45
Net (losses) gains on investments in fixed income securities	(152)	9
Net losses on investments in privately held companies	(9)	—

Net (losses) gains on investments	(70)	54
Other	(2)	(23)

Total	$(72)	$31

For the first quarter of fiscal 2009, net losses on investments in fixed income securities included impairment losses of $183 million on fixed income securities and net gains on investments in publicly traded equity securities included impairment losses of $17 million on publicly traded equity securities. There were no such impairment charges during the first quarter of fiscal 2008. During the first quarter of fiscal 2009, we terminated our remaining forward sale agreements on publicly traded equity securities designated as fair value hedges. See Note 7 to the Consolidated Financial Statements for the unrealized gains and losses on investments. Net losses on investments in privately held companies included impairment charges of $23 million and $3 million for the first quarters of fiscal 2009 and fiscal 2008, respectively.

Provision for Income Taxes

The provision for income taxes resulted in an effective tax rate of 15.5% for the first quarter of fiscal 2009. The effective tax rate for the first quarter of fiscal 2009 included a tax benefit of $106 million, or 4.1%, related to fiscal 2008 R&D expenses due to the retroactive reinstatement during the quarter of the U.S. federal R&D tax credit. The provision for income taxes resulted in an effective tax rate of 15.9% for the first quarter of fiscal 2008. The effective tax rate for the first quarter of fiscal 2008 included a net tax benefit of $162 million, or 6.2%, from the settlement of certain tax matters with the IRS. The remaining decrease in the effective tax rate was primarily attributable to an increase in foreign income taxed at rates lower than the U.S. federal statutory tax rate of 35%.

Recent Accounting Pronouncements and Developments

SFAS 141(R) and SFAS 160

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141(R)”) and SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51” (“SFAS 160”). SFAS 141(R) will significantly change current practices regarding business combinations. Among the more significant changes, SFAS 141(R) expands the definition of a business and a business combination; requires the acquirer to recognize the assets acquired, liabilities assumed and noncontrolling interests (including goodwill), measured at fair value at the acquisition date; requires acquisition-related expenses and restructuring costs to be recognized separately from the business combination; requires assets acquired and liabilities assumed from contractual and noncontractual contingencies to be recognized at their acquisition-date fair values with subsequent changes recognized in earnings; and requires in-process research and development to be capitalized at fair value as an indefinite-lived intangible asset. SFAS 160 will change the accounting and reporting for minority interests, reporting them as equity separate from the parent entity’s equity, as well as requiring expanded disclosures. SFAS 141(R) and SFAS 160 are effective for financial statements issued for fiscal years beginning after December 15, 2008. We are currently assessing the impact that SFAS 141(R) and SFAS 160 will have on our results of operations and financial position.

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

IFRS

In August 2008, the U.S. Securities and Exchange Commission (SEC) announced that they will issue for comment a proposed roadmap regarding the potential use by U.S. issuers of financial statements prepared in accordance with International Financial Reporting Standards (IFRS). IFRS is a comprehensive series of accounting standards published by the International Accounting Standards Board (IASB). Under the proposed roadmap, we could be required in fiscal 2014 to prepare financial statements in accordance with IFRS, and the SEC will make a determination in 2011 regarding the mandatory adoption of IFRS. We are currently assessing the impact that this potential change would have on our consolidated financial statements, and we will continue to monitor the development of the potential implementation of IFRS.

Liquidity and Capital Resources

The following sections discuss the effects of changes in our balance sheet and cash flows, contractual obligations, other commitments, and the stock repurchase program on our liquidity and capital resources.

Balance Sheet and Cash Flows

Cash and Cash Equivalents and Investments

The following table summarizes our cash and cash equivalents and investments (in millions):

	October 25, 2008	July 26, 2008	Increase (Decrease)
Cash and cash equivalents	$4,197	$5,191	$(994)
Fixed income securities	21,849	19,869	1,980
Publicly traded equity securities	717	1,175	(458)

Total	$26,763	$26,235	$528

The increase in cash and cash equivalents and investments was primarily a result of cash provided by operating activities of $2.7 billion and issuance of common stock of $224 million related to employee stock option exercises. These factors were partially offset by the repurchase of common stock of $1.0 billion; approximately $600 million related to the change in unrealized gains and losses on publicly traded equity and fixed income securities as well as realized gains and losses from these investments; capital expenditures of $361 million and acquisitions of businesses of $288 million.

Our total cash and cash equivalents and investments held outside of the United States in various foreign subsidiaries was $24.3 billion as of October 25, 2008, and the remaining $2.5 billion was held in the United States. If cash and cash equivalents and investments held outside the United States are distributed to the United States in the form of dividends or otherwise, we may be subject to additional U.S. income taxes (subject to an adjustment for foreign tax credits) and foreign withholding taxes. For internal management purposes, we target specific ranges of net realizable cash, representing cash and cash equivalents and investments, net of (i) long-term debt and the present value of operating lease commitments, and (ii) U.S. income taxes that we estimate would be payable upon the distribution to the United States of cash and cash equivalents and investments held outside the United States. We believe that our strong total cash and cash equivalents and investments position allows us to use our cash resources for strategic investments to gain access to new technologies, acquisitions, customer financing activities, working capital, and the repurchase of shares.

In light of the challenging conditions in the financial markets over the last several months, we have been more proactively managing our cash equivalents and fixed income portfolio. We believe the overall credit quality of our portfolio is strong, with our cash equivalents and fixed income portfolio invested in securities with a weighted-average credit rating exceeding AA. A majority of our investments are priced by pricing vendors and over 95% of our fixed income and publicly traded equity securities are classified as Level 1 or Level 2 investments, as measured under SFAS 157, as these vendors either provide a quoted market price in an active market or use observable inputs. See Note 8 to the Consolidated Financial Statements.

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

Accounts Receivable, Net

The following table summarizes our accounts receivable, net (in millions) and DSO:

	October 25, 2008	July, 26 2008	Increase (Decrease)
Accounts receivable, net	$3,278	$3,821	$(543)
DSO	29	34	(5)

Our DSO as of October 25, 2008 was positively affected by lower service billings, due to seasonality, and improved collections.

Inventories and Purchase Commitments with Contract Manufacturers and Suppliers

The following table summarizes our inventories and purchase commitments with contract manufacturers and suppliers (in millions, except annualized inventory turns):

	October 25, 2008	July 26, 2008	Increase (Decrease)
Inventories:
Raw materials	$144	$111	$33
Work in process	65	53	12
Finished goods:
Distributor inventory and deferred cost of sales	445	452	(7)
Manufactured finished goods	331	381	(50)

Total finished goods	776	833	(57)
Service-related spares	179	191	(12)
Demonstration systems	45	47	(2)

Total	$1,209	$1,235	$(26)

Annualized inventory turns	11.9	11.9	—
Purchase commitments with contract manufacturers and suppliers	$2,852	$2,727	$125

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

We purchase components from a variety of suppliers and use several contract manufacturers to provide manufacturing services for our products. During the normal course of business, in order to manage manufacturing lead times and help ensure adequate component supply, we enter into agreements with contract manufacturers and suppliers that either allow them to procure inventory based upon criteria as defined by us or that establish the parameters defining our requirements. In certain instances, these agreements allow us the option to cancel, reschedule, and adjust our requirements based on our business needs prior to firm orders being placed. Consequently, only a portion of our reported purchase commitments arising from these agreements are firm, noncancelable, and unconditional commitments. In addition, we record a liability, included in other current liabilities, for firm, noncancelable, and unconditional purchase commitments for quantities in excess of our future demand forecasts consistent with the valuation of our excess and obsolete inventory. The purchase commitments for inventory are expected to be primarily fulfilled within one year.

Inventory and supply chain management remain areas of focus as we balance the need to maintain supply chain flexibility to help ensure competitive lead times with the risk of inventory obsolescence because of rapidly changing technology and customer requirements. We believe the amount of our inventory and purchase commitments is appropriate for our revenue levels.

Financing Receivables and Guarantees

The following table summarizes our financing receivables, financing guarantees, and the related deferred revenue (in millions):

	October 25, 2008	July 26, 2008	Increase (Decrease)
Lease receivables	$1,529	$1,552	$(23)
Financed service contracts	1,393	1,328	65
Loan receivables	575	607	(32)

Gross financing receivables	$3,497	$3,487	$10

Financing guarantees- customer	404	380
Financing guarantees- channel partner	471	450

Gross financing receivables and guarantees	$4,372	$4,317
Allowances for financing receivables	(254)	(274)
Deferred revenue	(2,204)	(2,091)

Financing receivables and guarantees, net	$1,914	$1,952

We provide financing to certain customers and channel partners, which enables sales of our products, services and networking solutions. These financing arrangements include leases, financed service contracts, loans, and financing guarantees. These arrangements are generally collateralized by a security interest in the underlying assets.

Lease receivables include sales-type and direct financing leases. We also provide certain qualified customers financing for long-term service contracts, which primarily relate to technical support services. Our loan financing arrangements may include not only financing the acquisition of our products and services but also providing additional funds for other costs associated with network installation and integration of our products and services.

Third parties may provide financing arrangements to our customers and channel partners in the normal course of business. The financing arrangements to customers provided by third parties are related to leases and loans and typically have terms of three years. The financing arrangements to channel partners consist of revolving short-term financing provided by third parties, generally with payment terms up to 90 days. These financing arrangements facilitate the working capital requirements of the channel partners and, in some cases, we guarantee a portion of these arrangements. We could be called upon to make payments under these guarantees in the event of nonpayment by the channel partner to the third party. Where we provide a guarantee, we defer the revenue associated with the channel partner and customer financing arrangement or we record a liability for the guarantee exposure and the amounts are recorded as deferred revenue in accordance with revenue recognition policies and FIN 45. In either case, the deferred revenue is recognized as revenue when the guarantee is removed.

The deferred revenue in the table above is primarily related to financed service contracts. The revenue related to financed service contracts, which primarily relates to technical support services, is deferred and included in deferred service revenue. The revenue related to financed service contracts is recognized ratably over the period during which the related services are to be performed. A portion of the revenue related to lease and loan receivables is also deferred and included in deferred product revenue based on revenue recognition criteria.

In the current economic environment, we have continued to consistently apply our credit standards and policies in making our financing decisions. We also monitor a variety of risk metrics which helps us to balance risks and rewards. We believe the global economic downturn did not materially impact the quality of our financing receivables during the first quarter of fiscal 2009. We expect to continue to expand the use of our financing programs in the near term.

Long-Term Debt

The following table summarizes our long-term debt (in millions):

	October 25, 2008	July 26 2008	Increase (Decrease)
Senior notes:
Floating-rate notes, due 2009	$500	$500	$—
5.25% fixed-rate notes, due 2011	3,000	3,000	—
5.50% fixed-rate notes, due 2016	3,000	3,000	—

Total senior notes	6,500	6,500	—
Other notes	3	4	(1)
Unaccreted discount	(14)	(15)	1
Hedge accounting adjustment of the carrying amount of the fixed-rate debt	382	404	(22)

Total	$6,871	$6,893	$(22)

Reported as:
Current portion of long-term debt	$500	$500	$—
Long-term debt	6,371	6,393	(22)

Total	$6,871	$6,893	$(22)

In February 2006, we issued $500 million of senior floating interest rate notes based on LIBOR due 2009 (the “2009 Notes”), $3.0 billion of 5.25% senior notes due 2011 (the “2011 Notes”), and $3.0 billion of 5.50% senior notes due 2016 (the “2016 Notes”), for an aggregate principal amount of $6.5 billion. The proceeds from the debt issuance were used to fund the acquisition of Scientific-Atlanta and for general corporate purposes. The 2011 Notes and the 2016 Notes are redeemable by us at any time, subject to a make-whole premium. In the third quarter of fiscal 2008, we terminated $6.0 billion of interest rate swaps that we had entered into in connection with the issuance of our fixed-rate notes due in 2011 and 2016 and received proceeds of $432 million, net of accrued interest, which was received and recorded as a hedge accounting adjustment to the carrying amount of the fixed-rate debt, and is amortized as a reduction to interest expense over the remaining terms of the fixed-rate notes. See Note 9 to the Consolidated Financial Statements. We were in compliance with all debt covenants as of October 25, 2008.

In August 2007, we entered into a credit agreement with certain institutional lenders that provides for a $3.0 billion unsecured revolving credit facility that is scheduled to expire on August 17, 2012. Due to the bankruptcy of one of the lenders during the first quarter of fiscal 2009, we believe the amount available under the credit facility as of October 25, 2008 may be effectively reduced to $2.9 billion.

Any advances under the credit agreement will accrue interest at rates that are equal to, based on certain conditions, either (i) the higher of the Federal Funds rate plus 0.50% or Bank of America’s “prime rate” as announced from time to time, or (ii) LIBOR plus a margin that is based on our senior debt credit ratings as published by Standard & Poor’s Ratings Services and Moody’s Investors Service, Inc. The credit agreement requires that we maintain an interest coverage ratio as defined in the agreement.

As of October 25, 2008, we were in compliance with the required interest coverage ratio and we had not borrowed any funds under the credit facility. We may also, upon the agreement of either the then existing lenders or of additional lenders not currently parties to the agreement, increase the commitments under the credit facility up to a total of $5.0 billion, and/or extend the expiration date of the credit facility up to August 15, 2014.

Deferred Revenue

The following table presents the breakdown of deferred revenue (in millions):

	October 25, 2008	July 26, 2008	Increase (Decrease)
Service	$5,955	$6,133	$(178)
Product	2,889	2,727	162

Total	$8,844	$8,860	$(16)

Reported as:
Current	$6,276	$6,197	$79
Noncurrent	2,568	2,663	(95)

Total	$8,844	$8,860	$(16)

The decrease in deferred service revenue reflects the ongoing amortization of deferred service revenue, partially offset by the impact of new contract initiations and renewals. The increase in deferred product revenue was primarily related to timing of cash receipts related to unrecognized revenue from two-tier distributors, shipments not having met revenue recognition criteria, and other revenue deferrals.

Operating Leases

We lease office space in several U.S. locations. Outside the United States, larger leased sites include sites in Australia, Belgium, Canada, China, France, Germany, India, Israel, Italy, Japan, and the United Kingdom. As of October 25, 2008, the future minimum lease payments under all our noncancelable operating leases with an initial term in excess of one year were $1.4 billion. For additional information see Note 11 to the Consolidated Financial Statements.

Compensation Expense Related to Acquisitions and Investments

In connection with our purchase acquisitions, asset purchases, and acquisitions of variable interest entities, we have agreed to pay certain additional amounts contingent upon the achievement of agreed-upon technology, development, product, or other milestones or continued employment with us of certain employees of acquired entities. See Note 3 to the Consolidated Financial Statements.

Other Commitments

We also have certain funding commitments primarily related to our investments in privately held companies and venture funds, some of which are based on the achievement of certain agreed-upon milestones, and some of which are required to be funded on demand. The funding commitments were approximately $323 million as of October 25, 2008, compared with approximately $359 million as of July 26, 2008.

Off-Balance Sheet Arrangements

We consider our investments in unconsolidated variable interest entities to be off-balance sheet arrangements. In the ordinary course of business, we have investments in privately held companies and provide financing to certain customers through our wholly owned subsidiaries, which may be considered to be variable interest entities. We have evaluated our investments in these privately held companies and customer financings and have determined that there were no significant unconsolidated variable interest entities as of October 25, 2008.

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

We provide financing guarantees, which are generally for various third-party financing arrangements to our channel partners and other customers. We could be called upon to make payments under these guarantees in the event of nonpayment to the third party. See further discussion of these financing guarantees under Financing Receivables and Guarantees above.

Stock Repurchase Program

In September 2001, our Board of Directors authorized a stock repurchase program. As of October 25, 2008, our Board of Directors had authorized an aggregate repurchase of up to $62 billion of common stock under this program and the remaining authorized repurchase amount was $7.4 billion with no termination date. The stock repurchase activity under the stock repurchase program during the first three months of fiscal 2009 is summarized as follows (in millions, except per-share amounts):

Three Months Ended October 25, 2008	Shares Repurchased	Weighted- Average Price per Share	Amount Repurchased
Cumulative balance at July 26, 2008	2,600	$20.60	$53,579
Repurchase of common stock (1)	46	21.95	1,000

Cumulative balance at October 25, 2008	2,646	$20.62	$54,579

(1)	Includes stock repurchases that were pending settlement as of October 25, 2008.

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

Investments

We maintain an investment portfolio of various holdings, types, and maturities. See Note 7 to the Consolidated Financial Statements. As of October 25, 2008, these securities are classified as available-for-sale and consequently are recorded in the Consolidated Balance Sheets at fair value with unrealized gains or losses, to the extent unhedged, reported as a component of accumulated other comprehensive income (loss), net of tax. In light of the challenging conditions in the financial markets over the last several months, we have been more proactively managing our cash equivalents and fixed income portfolio. We believe the overall credit quality of our portfolio is strong, with our cash equivalents and fixed income portfolio invested in securities with a weighted-average credit rating exceeding AA.

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

During the three months ended October 25, 2008, we realized net losses of $152 million on fixed income securities and realized net gains of $91 million on publicly traded equity securities. Included in the realized net losses and gains were $183 million and $17 million of impairment losses on fixed income and publicly traded equity securities, respectively. There were no impairments of fixed income or publicly traded equity securities for the first quarter of fiscal 2008.

Fixed Income Securities

At any time, a sharp rise in interest rates or credit spreads could have a material adverse impact on the fair value of our fixed income investment portfolio. Conversely, declines in interest rates, including the impact from lower credit spreads, could have a material adverse impact on interest income for our investment portfolio. Our fixed income instruments are not leveraged as of October 25, 2008, and are held for purposes other than trading. We monitor our interest rate and credit risks, including our credit exposures to specific rating categories and to individual issuers.

Our primary objective for holding fixed income securities is to achieve an appropriate investment return consistent with preserving principal and managing risk. To realize these objectives, we may utilize interest rate swaps or other derivatives designated as fair value or cash flow hedges. As of October 25, 2008, we had outstanding $500 million of interest rate swaps with a fair value of $4 million designated as a fair value hedge of our investment portfolio. In November 2008, we received proceeds for the underlying hedged investments and terminated these interest rate swaps.

Publicly Traded Equity Securities

The values of our equity investments in several publicly traded companies are subject to market price volatility. The following table presents the hypothetical fair values of publicly traded equity securities as a result of selected potential decreases and increases in the price of each equity security in the portfolio, excluding hedged equity securities. Potential fluctuations in the price of each equity security in the portfolio of plus or minus 10%, 20%, and 30% were selected based on potential near-term changes in those security prices. The hypothetical fair values as of October 25, 2008 and July 26, 2008 are as follows (in millions):

	VALUATION OF SECURITIES GIVEN AN X% DECREASE IN EACH STOCK’S PRICE			FAIR VALUE AS OF OCTOBER 25, 2008	VALUATION OF SECURITIES GIVEN AN X% INCREASE IN EACH STOCK’S PRICE
	(30%)	(20%)	(10%)		10%	20%	30%
Publicly traded equity securities	$502	$574	$645	$717	$789	$860	$932

	VALUATION OF SECURITIES GIVEN AN X% DECREASE IN EACH STOCK’S PRICE			FAIR VALUE AS OF JULY 26, 2008	VALUATION OF SECURITIES GIVEN AN X% INCREASE IN EACH STOCK’S PRICE
	(30%)	(20%)	(10%)		10%	20%	30%
Publicly traded equity securities	$736	$842	$947	$1,052	$1,157	$1,262	$1,368

Our equity portfolio consists of securities with characteristics that most closely match the Standard & Poor’s 500 Index or NASDAQ Composite Index. These equity securities are held for purposes other than trading.

To manage our exposure to changes in the fair value of certain equity securities, we may enter into equity derivatives, including forward sale and option agreements. The gains and losses due to changes in the value of the hedging instruments are included in other income (loss), net, and offset the change in the fair value of the underlying hedged investment. During the first quarter of fiscal 2009, we terminated our previously existing forward sale agreements on publicly traded equity securities designated as fair value hedges.

Investments in Privately Held Companies

We have invested in privately held companies, some of which are in the startup or development stages. These investments are inherently risky because the markets for the technologies or products these companies are developing are typically in the early stages and may never materialize. We could lose our entire investment in these companies. These investments are primarily carried at cost, which as of October 25, 2008 was $703 million, compared with $706 million at July 26 2008 and are recorded in other assets. Our impairment charges on investments in privately held companies were $23 million and $3 million for the first quarter of fiscal 2009 and 2008, respectively. Our evaluation of investments in private companies is based on the fundamentals of the businesses, including, among other factors, the nature of their technologies and potential for financial return.

Long-Term Debt

As of October 25, 2008, we had $6.0 billion in principal amount of fixed-rate long-term debt outstanding, with a carrying amount of $6.4 billion and a fair value of $5.8 billion, which fair value is based on market prices. A hypothetical 50 basis points increase or decrease in interest rates would decrease or increase, respectively, the fair value of the fixed-rate debt as of October 25, 2008 by approximately $100 million. However, this hypothetical change in interest rates would not impact the interest expense on the fixed-rate debt. A sharp change in rates would not have a material impact on the fair value of our $500 million variable-rate debt.

Foreign Currency Exchange Rate Risk

Our foreign exchange forward and option contracts are summarized as follows (in millions):

	October 25, 2008		July 26, 2008
	Notional Amount	Fair Value	Notional Amount	Fair Value
Forward contracts:
Purchased	$1,732	$(38)	$1,803	$5
Sold	$880	$80	$902	$2
Option contracts:
Purchased	$1,902	$12	$1,440	$50
Sold	$1,760	$(87)	$1,256	$(6)

We conduct business globally in numerous currencies. The direct effect of foreign currency fluctuations on sales has not been material because our sales are primarily denominated in U.S. dollars. However, as the U.S. dollar strengthens relative to other currencies, it could have indirect effect on our sales to the extent it raises the cost of our products to non-U.S. customers and thereby reduces demand. A weaker U.S. dollar could have the opposite effect. However, the precise indirect effect of currency fluctuations is difficult to measure or predict because our sales are influenced by many factors in addition to the impact of such currency fluctuations. Foreign currency fluctuations, net of hedging, increased total research and development, sales and marketing, and general and administrative expenses by approximately 1.3% in the first quarter of fiscal 2009 compared with the first quarter of fiscal 2008. Approximately 70% of our operating expenses are U.S.-dollar denominated. To reduce variability in operating expenses and service cost of sales caused by non-U.S.-dollar denominated operating expenses and costs, we hedge certain foreign currency forecasted transactions with currency options and forward contracts. These hedging programs are not designed to provide foreign currency protection over long time horizons. In designing a specific hedging approach, we consider several factors, including offsetting exposures, significance of exposures, costs associated with entering into a particular hedge instrument, and potential effectiveness of the hedge. The gains and losses on foreign exchange contracts mitigate the effect of currency movements on our operating expenses and service cost of sales.

We also enter into foreign exchange forward contracts to reduce the short-term effects of foreign currency fluctuations on receivables, investments, and payables, primarily denominated in Australian, Canadian, Japanese, and several European currencies, including the euro and British pound. Our market risks associated with our foreign currency receivables, investments, and payables relate primarily to variances from our forecasted foreign currency transactions and balances. Our forward and option contracts generally have the following maturities:

Maturities
Forward and option contracts - forecasted transactions related to operating expenses	Less than 18 months
Forward contracts - current assets and liabilities	1 to 3 Months
Forward contracts - long-term customer financings	Up to 2 Years
Forward contracts - investments	Less than 2 Years

We do not enter into foreign exchange forward or option contracts for trading purposes.

Item 4.	Controls and Procedures

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

Changes in internal control over financial reporting. There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our first quarter of fiscal 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Set forth below and elsewhere in this report and in other documents we file with the SEC are descriptions of the risks and uncertainties that could cause our actual results to differ materially from the results contemplated by the forward-looking statements contained in this report. The descriptions below include any material changes to and supersede the description of the risk factors affecting our business previously disclosed in “Part I, Item 1A. Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended July 26, 2008.

OUR OPERATING RESULTS MAY FLUCTUATE IN FUTURE PERIODS, WHICH MAY ADVERSELY AFFECT OUR STOCK PRICE

Our operating results have been in the past, and will continue to be, subject to quarterly and annual fluctuations as a result of numerous factors, some of which may contribute to more pronounced fluctuations in an uncertain global economic environment. These factors include:

•	Fluctuations in demand for our products and services, especially with respect to telecommunications service providers and Internet businesses, in part due to changes in the global economic environment

•	Changes in sales and implementation cycles for our products and reduced visibility into our customers’ spending plans and associated revenue

•	Our ability to maintain appropriate inventory levels and purchase commitments

•	Price and product competition in the communications and networking industries, which can change rapidly due to technological innovation and different business models from various geographic regions

•	The overall movement toward industry consolidation among both our competitors and our customers

•	The introduction and market acceptance of new technologies and products and our success in new markets, including emerging and advanced technologies, as well as the adoption of new standards

•	Variations in sales channels, product costs, or mix of products sold

•	The timing, size, and mix of orders from customers

•	Manufacturing and customer lead times

•	Fluctuations in our gross margins, and the factors that contribute to such fluctuations, as described below

•

Our ability to achieve targeted cost reductions, including the ongoing resource realignment and expense reduction that is described under “Resource Management and Realignment” in “Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations”

•	The ability of our customers, channel partners, and suppliers to obtain financing or to fund capital expenditures, especially during a period of global credit market disruption

•	Share-based compensation expense and the timing and amount of employer payroll tax to be paid on our employees’ gains on stock options exercised

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

OUR OPERATING RESULTS MAY BE ADVERSELY AFFECTED BY UNFAVORABLE ECONOMIC AND MARKET CONDITIONS AND THE UNCERTAIN GEOPOLITICAL ENVIRONMENT

Challenging economic conditions worldwide have from time to time contributed, and are currently contributing, to slowdowns in the communications and networking industries at large, as well as to specific segments and markets in which we operate, resulting in:

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

Turmoil in global credit markets is putting pressure on, and recent turmoil in the geopolitical environment in many parts of the world and other disruptions, such as changes in energy costs, may continue to put pressure on global economic conditions. Our operating results in one or more segments may also be affected by uncertain or changing economic conditions particularly germane to that segment or to particular customer markets within that segment. The challenges we have seen in the United States have expanded to Europe, as well as to many of the countries in our Emerging Market theater and Asia. If global economic and market conditions, or economic conditions in the United States or other key markets, remain uncertain or persist, spread, or deteriorate further, we may experience material impacts on our business, operating results, and financial condition.

DURING THE CURRENT GLOBAL ECONOMIC DOWNTURN AND WHILE THE RELATED MARKET UNCERTAINTY PERSISTS, WE INTEND TO INVEST IN MARKET ADJACENCIES AND ALSO INVEST IN THE UNITED STATES AND SELECT EMERGING COUNTRIES, AND IF THE RETURN ON THESE INVESTMENTS IS LOWER OR DEVELOPS MORE SLOWLY THAN WE EXPECT, OUR OPERATING RESULTS MAY BE HARMED

We plan to realign resources to focus on certain market adjacencies, such as data center virtualization, video, collaboration architectures, and globalization, primarily in targeted geographic locations. Moreover, since we believe that the United States will be the first major country to recover from the global economic slowdown, we plan to make a significant portion of these investments in the United States so that we can be positioned to benefit from this future recovery while other countries or markets may not be recovering. Additionally, we believe countries such as China and India are positioned to minimize the effect of the global challenges on their own economies, creating opportunities for us as other countries or markets may not be recovering. The return on our investments in these market adjacencies and in these geographic markets may be lower, or may develop more slowly, than we expect. If we do not achieve the benefits anticipated from these investments, or if the achievement of these benefits is delayed, our operating results may be adversely affected.

OUR REVENUE FOR A PARTICULAR PERIOD IS DIFFICULT TO PREDICT, AND A SHORTFALL IN REVENUE MAY HARM OUR OPERATING RESULTS

As a result of a variety of factors discussed in this report, our revenue for a particular quarter is difficult to predict, especially in light of the current global economic downturn and related market uncertainty. Our net sales may grow at a slower rate than in past periods or may decline. Our ability to meet financial expectations could also be adversely affected if the nonlinear sales pattern seen in some of our past quarters recurs in future periods. We have experienced periods of time during which shipments have exceeded net bookings or manufacturing issues have delayed shipments, leading to nonlinearity in shipping patterns. In addition to making it difficult to predict revenue for a particular period, nonlinearity in shipping can increase costs, because irregular shipment patterns result in periods of underutilized capacity and periods in which overtime expenses may be incurred, as well as in potential additional inventory management-related costs. In addition, to the extent that manufacturing issues and any related component shortages result in delayed shipments in the future, and particularly in periods in which we and our contract manufacturers are operating at higher levels of capacity, it is possible that revenue for a quarter could be adversely affected if such matters occur and are not remediated within the same quarter.

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

Sales to the service provider market have been characterized by large and sporadic purchases, especially relating to our router sales and sales of certain of our advanced technologies, in addition to longer sales cycles. In the past, we have experienced significant weakness in sales to service providers over certain extended periods of time as market conditions have fluctuated. Sales activity in this industry depends upon the stage of completion of expanding network infrastructures; the availability of funding; and the extent to which service providers are affected by regulatory, economic, and business conditions in the country of operations. Weakness in orders from this industry, including as a result of any slowdown in capital expenditures by service providers (which may be more prevalent in the current global economic downturn), could have a material adverse effect on our business, operating results, and financial condition. For example, we have seen a slowdown in capital expenditures by several of our service provider customers, and believe there may be potential for a broader slowdown in the global service provider market in the next few quarters. Orders from this industry could decline for many reasons other than the competitiveness of our products and services within their respective markets. For example, in the past, many of our service provider customers have been materially and adversely affected by slowdowns in the general economy, by overcapacity, by changes in the service provider market, by regulatory developments, and by constraints on capital availability, resulting in business failures and substantial reductions in spending and expansion plans. These conditions have materially harmed our business and operating results in the past, and some of these or other conditions in the service provider market could affect our business and operating results in any future period. Finally, service provider customers typically have longer implementation cycles; require a broader range of services, including design services; demand that vendors take on a larger share of risks; often require acceptance provisions, which can lead to a delay in revenue recognition; and expect financing from vendors. All these factors can add further risk to business conducted with service providers.

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

Some factors could result in disruption of or changes in our distribution model, which could harm our sales and margins, including the following:

•	We compete with some of our channel partners through our direct sales, which may lead these channel partners to use other suppliers that do not directly sell their own products

•	Some of our channel partners may demand that we absorb a greater share of the risks that their customers may ask them to bear

•	Some of our channel partners may have insufficient financial resources and may not be able to withstand changes and challenges in business conditions

•	Revenue from indirect sales could suffer if our distributors’ financial condition or operations weaken

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

Our growth and ability to meet customer demands depend in part on our ability to obtain timely deliveries of parts from our suppliers and contract manufacturers. We have experienced component shortages in the past, including shortages caused by manufacturing process issues, that have affected our operations. We may in the future experience a shortage of certain component parts as a result of our own manufacturing issues, manufacturing issues at our suppliers or contract manufacturers, capacity problems experienced by our suppliers or contract manufacturers, or strong demand in the industry for those parts, especially if the economy grows. Growth in the economy is likely to create greater pressures on us and our suppliers to accurately project overall component demand and component demands within specific product categories and to establish optimal component levels. If shortages or delays persist, the price of these components may increase, or the components may not be available at all, and we may also encounter shortages if we do not accurately anticipate our needs. We may not be able to secure enough components at reasonable prices or of acceptable quality to build new products in a timely manner in the quantities or configurations needed. Accordingly, our revenue and gross margins could suffer until other sources can be developed. Our operating results would also be adversely affected if, anticipating greater demand than actually develops, we commit to the purchase of more components than we need, which is more likely to occur in a period of demand uncertainties such as we are currently experiencing. There can be no assurance that we will not encounter these problems in the future. Although in many cases we use standard parts and components for our products, certain components are presently available only from a single source or limited sources, and the current global economic downturn and related market uncertainty could negatively impact one or more of these sources. We may not be able to diversify sources in a timely manner, which could harm our ability to deliver products to customers and seriously impact present and future sales.

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

Manufacturing capacity and component supply constraints could be significant issues for us. We purchase components from a variety of suppliers and use several contract manufacturers to provide manufacturing services for our products. During the normal course of business, in order to improve manufacturing lead-time performance and to help ensure adequate component supply, we enter into agreements with contract manufacturers and suppliers that either allow them to procure inventory based upon criteria as defined by us or that establish the parameters defining our requirements. In certain instances, these agreements allow us the option to cancel, reschedule, and adjust our requirements based on our business needs prior to firm orders being placed. If we fail to anticipate customer demand properly, an oversupply of parts could result in excess or obsolete components that could adversely affect our gross margins. For additional information regarding our purchase commitments with contract manufacturers and suppliers, see Note 11 to the Consolidated Financial Statements contained in this report.

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

The fact that we do not own or operate the bulk of our manufacturing facilities and that we are reliant on our extended supply chain could have an adverse impact on the supply of our products and on our operating results:

•	Reservation of manufacturing capacity at our contract manufacturers by other companies, inside or outside of our industry, could either limit supply or increase costs

•	Any financial problems of either contract manufacturers or component suppliers could either limit supply or increase costs

Our key manufacturing facility for Scientific-Atlanta’s products is located in Juarez, Mexico, and we may be materially and adversely affected by any prolonged disruption in the operation of this facility.

THE MARKETS IN WHICH WE COMPETE ARE INTENSELY COMPETITIVE, WHICH COULD ADVERSELY AFFECT OUR REVENUE GROWTH

The markets in which we compete are characterized by rapid change, converging technologies, and a migration to networking and communications solutions that offer relative advantages. These market factors represent a competitive threat to us. We compete with numerous vendors in each product category. The overall number of our competitors providing niche product solutions may increase. Also, the identity and composition of competitors may change as we increase our activity in our advanced technology markets. As we continue to expand globally, we may see new competition in different geographic regions. In particular, we have experienced price-focused competition from competitors in Asia, especially from China, and we anticipate this will continue. Our competitors include: Alcatel-Lucent; ARRIS Group, Inc.; Aruba Networks, Inc.; Avaya Inc.; Belden Inc.; Brocade Communications Systems, Inc.; Check Point Software Technologies Ltd.; D-Link Corporation; LM Ericsson Telephone Company; Extreme Networks, Inc.; F5 Networks, Inc.; Force10 Networks, Inc.; Fortinet Inc.; Foundry Networks Inc.; Hewlett-Packard Company; Huawei Technologies Co., Ltd; International Business Machines Corporation; Juniper Networks, Inc.; Meru Networks, Inc.; Microsoft Corporation; Motorola, Inc.; NETGEAR, Inc.; Nortel Networks Corporation; Riverbed Technology, Inc.; and Symantec Corporation; among others.

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

The markets for our products are characterized by rapidly changing technology, evolving industry standards, new product introductions, and evolving methods of building and operating networks. Our operating results depend on our ability to develop and introduce new products into existing and emerging markets and to reduce the production costs of existing products. We believe the industry is evolving to enable personal and business process collaboration enabled by networked Web 2.0, the technologies that enable user collaboration, as part of the second major phase of the Internet. As such, many of our strategic initiatives and investments are aimed at meeting the requirements that a network capable of multiple party, collaborative interaction would demand, and the investments we have made and our architectural approach are designed to enable networked Web 2.0 and the increased use of the network as the platform for all forms of communications and IT. The process of developing new technology is complex and uncertain, and if we fail to accurately predict customers’ changing needs and emerging technological trends our business could be harmed. We must commit significant resources, including the investments we intend to make in market adjacencies and in the United States and select emerging countries mentioned above, to developing new products before knowing whether our investments will result in products the market will accept. In particular, if our model of the evolution of networking to collaborative systems does not emerge as we believe it will, or if the industry does not evolve as we believe it will, many of our strategic initiatives and investments may be of no or limited value. Furthermore, we may not execute successfully on that vision because of errors in product planning or timing, technical hurdles that we fail to overcome in a timely fashion, or a lack of appropriate resources. This could result in competitors providing those solutions before we do and loss of market share, net sales, and earnings. The success of new products depends on several factors, including proper new product definition, component costs, timely completion and introduction of these products, differentiation of new products from those of our competitors, and market acceptance of these products. There can be no assurance that we will successfully identify new product opportunities, develop and bring new products to market in a timely manner, or achieve market acceptance of our products or that products and technologies developed by others will not render our products or technologies obsolete or noncompetitive. Specifically, the products and technologies that we identify as “emerging technologies,” such as Cisco TelePresence systems, or “advanced technologies” may not prove to have the market success we anticipate, and we may not successfully identify and invest in other emerging or advanced technologies.

OVER THE LONG TERM WE ARE INCREASING OUR INVESTMENT IN ENGINEERING, SALES, SERVICE AND MANUFACTURING ACTIVITIES, AND THESE INVESTMENTS MAY ACHIEVE DELAYED, OR LOWER THAN EXPECTED BENEFITS WHICH COULD HARM OUR OPERATING RESULTS

While we intend to manage our costs and expenses over the short term, over the long term, we intend to continue to add personnel and other resources to our engineering, sales, service, and manufacturing functions as we focus on developing emerging technologies, the next wave of advanced technologies, growing the commercial market segment, capitalizing on our emerging market opportunities, enhancing our evolving support model and increasing our market share gains. We are likely to recognize the costs associated with these investments earlier than some of the anticipated benefits, and the return on these investments may be lower, or may develop more slowly, than we expect. If we do not achieve the benefits anticipated from these investments, or if the achievement of these benefits is delayed, our operating results may be adversely affected.

OUR BUSINESS SUBSTANTIALLY DEPENDS UPON THE CONTINUED GROWTH OF THE INTERNET AND INTERNET-BASED SYSTEMS

A substantial portion of our business and revenue depends on growth and evolution of the Internet, including the continued development of networked Web 2.0 as part of the second major phase of the Internet, and on the deployment of our products by customers who depend on such continued growth and evolution. To the extent that an economic slowdown and reduction in capital spending adversely affect spending on Internet infrastructure, as we are currently seeing, we could experience material harm to our business, operating results, and financial condition.

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

We conduct significant sales and customer support operations in countries outside of the United States; maintain a manufacturing facility for a substantial portion of our video systems products in Juarez, Mexico; and also depend on non-U.S. operations of our contract manufacturers and our distribution partners. Recently our Emerging Markets theater has been a relatively fast growing theater, and we have announced plans to expand our commitments and growth expectations in this theater. As such, our growth depends in part on our continuing to increase sales into this theater. We also intend to expand our level of business activity in two large emerging countries, India and China, and our growth in the Asia Pacific theater will also depend in part upon our continuing to increase sales in these countries. Our future results could be materially adversely affected by a variety of factors relating to our operations outside the United States, any or all of which could have a material adverse effect on our operating results and financial condition, including, among others, the following:

•	The impact of the current global economic downturn and related market uncertainty on Europe, many of the countries in our Emerging Markets theater and Asia

•	Foreign currency exchange rates

•	Political or social unrest

•

Economic instability or weakness or natural disasters in a specific country or region; environmental and trade protection measures and other legal and regulatory requirements, some of which may affect our ability to import our products to, export our products from, or sell our products in various countries

•	Political considerations that affect service provider and government spending patterns

•	Health or similar issues, such as a pandemic or epidemic

•	Difficulties in staffing and managing international operations

•	Adverse tax consequences, including imposition of withholding or other taxes on payments by subsidiaries

WE ARE EXPOSED TO THE CREDIT RISK OF SOME OF OUR CUSTOMERS AND TO CREDIT EXPOSURES IN WEAKENED MARKETS, WHICH COULD RESULT IN MATERIAL LOSSES

Most of our sales are on an open credit basis, with typical payment terms of 30 days in the United States and, because of local customs or conditions, longer in some markets outside the United States. We monitor individual customer payment capability in granting such open credit arrangements, seek to limit such open credit to amounts we believe the customers can pay, and maintain reserves we believe are adequate to cover exposure for doubtful accounts. Beyond our open credit arrangements, we have also experienced demands for customer financing and facilitation of leasing arrangements. We expect demand for customer financing to continue, and recently we have seen an increase in this demand as the credit markets have been impacted by the global economic downturn and related market uncertainty. We believe customer financing is a competitive factor in obtaining business, particularly in serving customers involved in significant infrastructure projects. Our loan financing arrangements may include not only financing the acquisition of our products and services but also providing additional funds for other costs associated with network installation and integration of our products and services.

Our exposure to the credit risks relating to our financing activities described above may increase if our customers are adversely affected by the current global economic downturn, or if there is a continuation or worsening of the downturn. Although we have programs in place that are designed to monitor and mitigate the associated risk, including monitoring of particular risks in certain geographic areas, there can be no assurance that such programs will be effective in reducing our credit risks.

In the past, there have been significant bankruptcies among customers both on open credit and with loan or lease financing arrangements, particularly among Internet businesses and service providers, causing us to incur economic or financial losses. There can be no assurance that additional losses will not be incurred. Although these losses have not been material to date, future losses, if incurred, could harm our business and have a material adverse effect on our operating results and financial condition. A portion of our sales is derived through our distributors and retail partners. These distributors and retail partners are generally given business terms that allow them to return a portion of inventory, receive credits for changes in selling prices, and participate in various cooperative marketing programs. We maintain estimated accruals and allowances for such business terms. However, distributors tend to have more limited financial resources than other resellers and end-user customers and therefore represent potential sources of increased credit risk, because they may be more likely to lack the reserve resources to meet payment obligations. Additionally, to the degree that the ongoing turmoil in the credit markets makes it more difficult for some customers to obtain financing, those customers’ ability to pay could be adversely impacted, which in turn could have a material adverse impact on our business, operating results, and financial condition.

WE ARE EXPOSED TO FLUCTUATIONS IN CURRENCY EXCHANGE RATES THAT COULD NEGATIVELY IMPACT OUR FINANCIAL RESULTS AND CASH FLOWS

Because a significant portion of our business is conducted outside the United States, we face exposure to adverse movements in foreign currency exchange rates. These exposures may change over time as business practices evolve, and they could have a material adverse impact on our financial results and cash flows. Historically, our primary exposures have related to nondollar-denominated sales in Japan, Canada, and Australia and certain nondollar-denominated operating expenses and service cost of sales in Europe, Latin America, and Asia, where we sell primarily in U.S. dollars. Additionally, we have exposures to emerging market currencies, which can have extreme currency volatility. An increase in the value of the dollar could increase the real cost to our customers of our products in those markets outside the United States where we sell in dollars, and a weakened dollar could increase the cost of local operating expenses and procurement of raw materials to the extent that we must purchase components in foreign currencies.

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

We maintain an investment portfolio of various holdings, types, and maturities. These securities are generally classified as available-for-sale and, consequently, are recorded on our Consolidated Balance Sheets at fair value with unrealized gains or losses reported as a component of accumulated other comprehensive income (loss), net of tax. Our portfolio includes fixed income securities and equity investments in publicly traded companies, the values of which are subject to market price volatility to the extent unhedged. If such investments suffer market price declines, as we experienced with some of our investments during the first quarter of 2009, we may recognize in earnings the decline in the fair value of our investments below their cost basis when the decline is judged to be other-than-temporary. For information regarding the sensitivity of and risks associated with the market value of portfolio investments and interest rates, refer to the section titled “Quantitative and Qualitative Disclosures About Market Risk” included in this report and in our Annual Report on Form 10-K for the year ended July 26, 2008. Our investments in private companies are subject to risk of loss of investment capital. These investments are inherently risky because the markets for the technologies or products they have under development are typically in the early stages and may never materialize. We could lose our entire investment in these companies.

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

We have issued senior unsecured notes in an aggregate principal amount of $6.5 billion that mature at specific dates in 2009, 2011 and 2016. The notes that mature in 2009 bear floating-rate interest payable quarterly while the notes that mature in 2011 and 2016 bear fixed-rate interest payable semi-annually. The fair value of the long-term debt is subject to market interest rate volatility. The instruments governing the notes contain certain covenants applicable to us and our subsidiaries that may adversely affect our ability to incur certain liens or engage in certain types of sale and leaseback transactions. We had not previously undertaken substantial amounts of debt for borrowed money. There can be no assurance that our incurrence of this debt will be a better means of providing liquidity to us than would our use of our existing cash resources, including cash currently held offshore. Further, we cannot be assured that our maintenance of this indebtedness will not adversely affect our operating results or financial condition. In addition, changes by any rating agency to our credit rating can negatively impact the value and liquidity of both our debt and equity securities.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a) On October 15, 2008, we issued an aggregate of 586,632 shares of our common stock in connection with a transaction under South Africa’s Black Economic Empowerment program. The shares issued in this transaction were donated to eligible South African participants, comprised of an external investment/strategic partner, a trust for the benefit of Cisco’s eligible South African employees, and a newly created South African education trust. The offer and sale of the securities were effected without registration in reliance on Regulation S promulgated under the Securities Act of 1933, as amended.

(b) None.

(c) Issuer Purchases of Equity Securities (in millions, except per-share amounts)

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (2)
July 27, 2008 to August 23, 2008	10	$23.56	10	$8,183
August 24, 2008 to September 20, 2008	18	$23.23	18	$7,784
September 21, 2008 to October 25, 2008	18	$19.86	18	$7,421

Total	46	$21.95	46

(1)	Includes approximately 500,000 shares repurchased to satisfy tax withholding obligations that arose on the vesting of shares of restricted stock and restricted stock units.
(2)

On September 13, 2001, we announced that our Board of Directors had authorized a stock repurchase program. As of October 25, 2008, our Board of Directors had authorized the repurchase of up to $62 billion of common stock under this program. During the first quarter of fiscal 2009, we repurchased and retired 46 million shares of our common stock at a weighted-average price of $21.95 per share for an aggregate purchase price of $1.0 billion. As of October 25, 2008, we had repurchased and retired 2.6 billion shares of our common stock at a weighted-average price of $20.62 per share for an aggregate purchase price of $54.6 billion since inception of the stock repurchase program, and the remaining authorized amount for stock repurchases under this program was $7.4 billion with no termination date.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

The following documents are filed as Exhibits to this report

10.1	Cisco Systems, Inc. 2005 Stock Incentive Plan (including related form agreements)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32.1	Section 1350 Certification of Principal Executive Officer

32.2	Section 1350 Certification of Principal Financial Officer

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Cisco Systems, Inc.

Date: November 17, 2008	By	/s/ Frank A. Calderoni
Frank A. Calderoni
Executive Vice President and Chief Financial Officer (Principal Financial Officer and duly authorized signatory)

EXHIBIT INDEX

10.1	Cisco Systems, Inc. 2005 Stock Incentive Plan (including related form agreements)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32.1	Section 1350 Certification of Principal Executive Officer

32.2	Section 1350 Certification of Principal Financial Officer