Form 10-Q
period 2009-01-24
CISCO SYSTEMS INC
filed 2009-02-17
CIK 858877

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 24, 2009

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

YES  ☐    NO  ☒

As of February 12, 2009, 5,837,016,965 shares of the registrant’s common stock were outstanding.

Cisco Systems, Inc.

FORM 10-Q for the Quarter Ended January 24, 2009

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

CISCO SYSTEMS, INC.

CONSOLIDATED BALANCE SHEETS

(in millions, except par value)

(Unaudited)

	January 24, 2009	July 26, 2008
ASSETS
Current assets:
Cash and cash equivalents	$4,175	$5,191
Investments	25,356	21,044
Accounts receivable, net of allowance for doubtful accounts of $230 at January 24, 2009 and $177 at July 26, 2008	2,893	3,821
Inventories	1,107	1,235
Deferred tax assets	2,134	2,075
Prepaid expenses and other current assets	2,330	2,333

Total current assets	37,995	35,699

Property and equipment, net	4,141	4,151
Goodwill	12,572	12,392
Purchased intangible assets, net	1,792	2,089
Other assets	4,857	4,403

TOTAL ASSETS	$61,357	$58,734

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$500	$500
Accounts payable	625	869
Income taxes payable	108	107
Accrued compensation	2,078	2,428
Deferred revenue	6,592	6,197
Other current liabilities	3,701	3,757

Total current liabilities	13,604	13,858

Long-term debt	6,348	6,393
Income taxes payable	1,198	749
Deferred revenue	2,708	2,663
Other long-term liabilities	698	669

Total liabilities	24,556	24,332

Minority interest	18	49
Shareholders’ equity:
Preferred stock, no par value: 5 shares authorized; none issued and outstanding	—	—
Common stock and additional paid-in capital, $0.001 par value: 20,000 shares authorized; 5,844 and 5,893 shares issued and outstanding at January 24, 2009 and July 26, 2008, respectively	34,092	33,505
Retained earnings	2,695	120
Accumulated other comprehensive income (loss)	(4)	728

Total shareholders’ equity	36,783	34,353

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$61,357	$58,734

See Notes to Consolidated Financial Statements.

CISCO SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in millions, except per-share amounts)

(Unaudited)

	Three Months Ended		Six Months Ended
	January 24, 2009	January 26, 2008	January 24, 2009	January 26, 2008
NET SALES:
Product	$7,347	$8,245	$15,982	$16,260
Service	1,742	1,586	3,438	3,125

Total net sales	9,089	9,831	19,420	19,385

COST OF SALES:
Product	2,737	2,890	5,718	5,720
Service	629	636	1,298	1,220

Total cost of sales	3,366	3,526	7,016	6,940

GROSS MARGIN	5,723	6,305	12,404	12,445

OPERATING EXPENSES:
Research and development	1,279	1,260	2,685	2,492
Sales and marketing	2,155	2,158	4,438	4,236
General and administrative	380	367	775	709
Amortization of purchased intangible assets	136	116	248	233
In-process research and development	—	—	3	3

Total operating expenses	3,950	3,901	8,149	7,673

OPERATING INCOME	1,773	2,404	4,255	4,772
Interest income, net	159	212	354	435
Other income (loss), net	(64)	22	(136)	53

Interest and other income (loss), net	95	234	218	488

INCOME BEFORE PROVISION FOR INCOME TAXES	1,868	2,638	4,473	5,260
Provision for income taxes	364	578	768	995

NET INCOME	$1,504	$2,060	$3,705	$4,265

Net income per share:
Basic	$0.26	$0.34	$0.63	$0.71

Diluted	$0.26	$0.33	$0.63	$0.68

Shares used in per-share calculation:
Basic	5,848	6,010	5,865	6,049

Diluted	5,864	6,202	5,901	6,273

See Notes to Consolidated Financial Statements.

CISCO SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

(Unaudited)

	Six Months Ended
	January 24, 2009	January 26, 2008
Cash flows from operating activities:
Net income	$3,705	$4,265
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	818	878
Employee share-based compensation expense	558	499
Share-based compensation expense related to acquisitions and investments	44	45
Provision for doubtful accounts	59	29
Deferred income taxes	(293)	(632)
Excess tax benefits from share-based compensation	(21)	(338)
In-process research and development	3	3
Net losses (gains) on investments	123	(104)
Change in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	818	(196)
Inventories	113	66
Lease receivables, net	(109)	(260)
Accounts payable	(228)	(33)
Income taxes payable and receivable	467	220
Accrued compensation	(213)	(38)
Deferred revenue	544	946
Other assets	(470)	38
Other liabilities	(2)	144

Net cash provided by operating activities	5,916	5,532

Cash flows from investing activities:
Purchases of investments	(24,110)	(7,846)
Proceeds from sales of investments	12,545	8,235
Proceeds from maturities of investments	6,920	1,218
Acquisition of property and equipment	(585)	(591)
Acquisition of businesses, net of cash and cash equivalents acquired	(327)	(385)
Change in investments in privately held companies	(53)	(55)
Other	(54)	(111)

Net cash (used in) provided by investing activities	(5,664)	465

Cash flows from financing activities:
Issuance of common stock	441	2,165
Repurchase of common stock	(1,603)	(7,120)
Excess tax benefits from share-based compensation	21	338
Other	(127)	94

Net cash used in financing activities	(1,268)	(4,523)

Net (decrease) increase in cash and cash equivalents	(1,016)	1,474
Cash and cash equivalents, beginning of period	5,191	3,728

Cash and cash equivalents, end of period	$4,175	$5,202

See Notes to Consolidated Financial Statements.

CISCO SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(in millions)

(Unaudited)

Six Months Ended January 26, 2008	Shares of Common Stock	Common Stock and Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
BALANCE AT JULY 28, 2007	6,100	$30,687	$231	$562	$31,480
Cumulative effect of adopting FIN 48	—	249	202	—	451

BALANCE AT JULY 29, 2007	6,100	30,936	433	562	31,931
Net income	—	—	4,265	—	4,265
Change in unrealized gains and losses on investments, net of tax	—	—	—	468	468
Cumulative translation adjustment and other	—	—	—	82	82

Comprehensive income					4,815

Issuance of common stock	111	2,165	—	—	2,165
Repurchase of common stock	(236)	(1,249)	(5,771)	—	(7,020)
Tax benefits from employee stock incentive plans	—	368	—	—	368
Purchase acquisitions	—	9	—	—	9
Employee share-based compensation expense	—	499	—	—	499
Share-based compensation expense related to acquisitions and investments	—	45	—	—	45

BALANCE AT JANUARY 26, 2008	5,975	$32,773	$(1,073)	$1,112	$32,812

Six Months Ended January 24, 2009	Shares of Common Stock	Common Stock and Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
BALANCE AT JULY 26, 2008	5,893	$33,505	$120	$728	$34,353
Net income	—	—	3,705	—	3,705
Change in unrealized gains and losses on investments, net of tax	—	—	—	(147)	(147)
Cumulative translation adjustment and other	—	—	—	(585)	(585)

Comprehensive income					2,973

Issuance of common stock	34	441	—	—	441
Repurchase of common stock	(83)	(485)	(1,130)	—	(1,615)
Tax benefits from employee stock incentive plans	—	16	—	—	16
Purchase acquisitions	—	13	—	—	13
Employee share-based compensation expense	—	558	—	—	558
Share-based compensation expense related to acquisitions and investments	—	44	—	—	44

BALANCE AT JANUARY 24, 2009	5,844	$34,092	$2,695	$(4)	$36,783

Supplemental Information

In September 2001, the Company’s Board of Directors authorized a stock repurchase program. As of January 24, 2009, the Company’s Board of Directors had authorized an aggregate repurchase of up to $62 billion of common stock under this program. For additional information regarding stock repurchases, see Note 12 to the Consolidated Financial Statements. The stock repurchases since the inception of this program and the related impact on shareholders’ equity are summarized in the table below (in millions):

	Shares of Common Stock	Common Stock and Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Repurchases of common stock	2,683	$10,045	$45,134	$—	$55,179

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

The accompanying financial data as of January 24, 2009 and for the three and six months ended January 24, 2009 and January 26, 2008 has been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. The July 26, 2008 Consolidated Balance Sheet was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and the notes thereto, included in the Company’s Annual Report on Form 10-K for the fiscal year ended July 26, 2008.

In the opinion of management, all adjustments (which include normal recurring adjustments, except as disclosed herein) necessary to present fairly the statement of financial position as of January 24, 2009, and results of operations for the three months and six months ended January 24, 2009 and January 26, 2008, cash flows, and shareholders’ equity for the six months ended January 24, 2009 and January 26, 2008, as applicable, have been made. The results of operations for the three and six months ended January 24, 2009 are not necessarily indicative of the operating results for the full fiscal year or any future periods.

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115” (“SFAS 159”). Under SFAS 159, a company may choose, at specified election dates, to measure eligible items at fair value and report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. Effective July 27, 2008, the Company adopted SFAS 159, but the Company has not elected the fair value option for any eligible financial instruments as of January 24, 2009.

(b) Recent Accounting Pronouncements

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

SFAS 161

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133” (“SFAS 161”), which requires additional disclosures about the objectives of using derivative instruments, the method by which the derivative instruments and related hedged items are accounted for under FASB Statement No. 133 and its related interpretations, and the effect of derivative instruments and related hedged items on financial position, financial performance, and cash flows. SFAS 161 also requires disclosure of the fair values of derivative instruments and their gains and losses in a tabular format. SFAS 161 is effective for the Company in the third quarter of fiscal 2009. The Company is currently assessing the impact that the adoption of SFAS 161 will have on its financial statement disclosures.

3.	Business Combinations

(a) Purchase Acquisitions

A summary of the purchase acquisitions for the six months ended January 24, 2009 is as follows (in millions):

	Purchase Consideration	In-Process R&D Expense	Purchased Intangible Assets	Goodwill
Pure Networks, Inc.	$105	$—	$30	$79
PostPath, Inc.	197	3	52	152
Other	43	—	12	32

Total	$345	$3	$94	$263

•	The Company acquired Pure Networks, Inc. to provide solutions designed to allow end users to easily set up and manage a home network and connect a range of devices, applications and services.

•	The Company acquired PostPath, Inc. to enhance the existing email and calendaring capabilities of Cisco’s WebEx Connect collaboration platform.

Under the terms of the definitive agreements related to the Company’s purchase acquisitions completed during the six months ended January 24, 2009, the purchase consideration consisted of cash and fully vested share-based awards assumed. The purchase consideration for the Company’s purchase acquisitions is also allocated to tangible assets acquired and liabilities assumed.

The Consolidated Financial Statements include the operating results of each business from the date of acquisition. Pro forma results of operations for the acquisitions completed during the six months ended January 24, 2009 have not been presented because the effects of the acquisitions, individually or in the aggregate, were not material to the Company’s financial results.

(b) Compensation Expense Related to Acquisitions and Investments

The following table presents the compensation expense related to acquisitions and investments (in millions):

	Three Months Ended		Six Months Ended
	January 24, 2009	January 26, 2008	January 24, 2009	January 26, 2008
Share-based compensation expense	$22	$21	$44	$45
Cash compensation expense	37	13	159	28

Total	$59	$34	$203	$73

Share-Based Compensation Expense

As of January 24, 2009, the remaining balance of share-based compensation related to acquisitions and investments to be recognized over the vesting periods was approximately $213 million.

Cash Compensation Expense

In connection with the Company’s purchase acquisitions, asset purchases, and acquisitions of variable interest entities, the Company has agreed to pay certain additional amounts contingent upon the achievement of certain agreed-upon technology, development, product, or other milestones, or the continued employment with the Company of certain employees of the acquired entities. In each case, any additional amounts paid will be recorded as compensation expense. As of January 24, 2009, the Company may be required to recognize future compensation expense pursuant to these agreements of up to $417 million, which includes the remaining potential amount of additional compensation expense related to Nuova Systems, Inc., as discussed below.

Nuova Systems, Inc.

During fiscal 2008, the Company purchased the remaining interests in Nuova Systems, Inc. (“Nuova Systems”) not previously held by the Company, representing approximately 20% of Nuova Systems. Under the terms of the merger agreement, the former minority interest holders of Nuova Systems are eligible to receive up to three milestone payments based on agreed-upon formulas. During the first six months of fiscal 2009, the Company recorded $40 million of compensation expense, and through January 24, 2009, the Company has recorded aggregate compensation expense of $317 million related to the fair value of amounts that are expected to be earned by the minority interest holders pursuant to a vesting schedule. Actual amounts payable to the former minority interest holders of Nuova Systems will depend upon achievement under the agreed-upon formulas.

Subsequent changes to the fair value of the amounts probable of being earned and the continued vesting will result in adjustments to the recorded compensation expense. The potential amount that could be recorded as compensation expense may be up to a maximum of $678 million, including the $317 million that has been expensed as of January 24, 2009. The compensation is expected to be paid during fiscal 2010 through fiscal 2012.

4.	Goodwill and Purchased Intangible Assets

(a) Goodwill

The following table presents the changes in goodwill allocated to the Company’s reportable segments during the six months ended January 24, 2009 (in millions):

	Balance at July 26, 2008	Acquisitions	Other	Balance at January 24, 2009
United States and Canada	$9,059	$206	$—	$9,265
European Markets	1,650	31	(77)	1,604
Emerging Markets	405	11	(6)	410
Asia Pacific	479	13	—	492
Japan	799	2	—	801

Total	$12,392	$263	$(83)	$12,572

In the table above, “Other” primarily includes foreign currency translation and purchase accounting adjustments.

(b) Purchased Intangible Assets

The following table presents details of the purchased intangible assets acquired through business combinations during the six months ended January 24, 2009 (in millions, except years):

	TECHNOLOGY		CUSTOMER RELATIONSHIPS		TOTAL
	Weighted- Average Useful Life (in Years)	Amount	Weighted- Average Useful Life (in Years)	Amount	Amount
Pure Networks, Inc.	4.0	$27	3.0	$3	$30
PostPath, Inc.	6.0	52	—	—	52
Other	6.0	10	2.6	2	12

Total		$89		$5	$94

The following tables present details of the Company’s purchased intangible assets (in millions):

January 24, 2009	Gross	Accumulated Amortization	Net
Technology(1)	$1,612	$(862)	$750
Customer relationships	1,666	(661)	1,005
Other	174	(137)	37

Total	$3,452	$(1,660)	$1,792

July 26, 2008	Gross	Accumulated Amortization	Net
Technology(1)	$1,785	$(905)	$880
Customer relationships	1,821	(674)	1,147
Other	247	(185)	62

Total	$3,853	$(1,764)	$2,089

(1)	The technology category includes technology intangible assets acquired through business combinations as well as through technology licenses.

The following table presents the amortization of purchased intangible assets (in millions):

	Three Months Ended		Six Months Ended
	January 24, 2009	January 26, 2008	January 24, 2009	January 26, 2008
Amortization of purchased intangible assets
Cost of sales	$59	$61	$118	$122
Operating expenses	136	116	248	233

Total	$195	$177	$366	$355

During the second quarter of fiscal 2009, the Company recorded an impairment charge of $23 million from write-downs of purchased intangible assets related to certain technologies due to reductions in expected future cash flows, and the amount was recorded as amortization of purchased intangible assets.

The estimated future amortization expense of purchased intangible assets as of January 24, 2009 is as follows (in millions):

Fiscal Year	Amount
2009 (remaining six months)	$289
2010	530
2011	440
2012	304
2013	217
Thereafter	12

Total	$1,792

5.	Balance Sheet Details

The following tables provide details of selected balance sheet items (in millions):

	January 24, 2009	July 26, 2008
Inventories:
Raw materials	$142	$111
Work in process	50	53
Finished goods:
Distributor inventory and deferred cost of sales	431	452
Manufactured finished goods	277	381

Total finished goods	708	833

Service-related spares	169	191
Demonstration systems	38	47

Total	$1,107	$1,235

Property and equipment, net:
Land, buildings, and leasehold improvements	$4,499	$4,445
Computer equipment and related software	1,785	1,770
Production, engineering, and other equipment	4,975	4,839
Operating lease assets	217	209
Furniture and fixtures	451	439

	11,927	11,702

Less accumulated depreciation and amortization	(7,786)	(7,551)

Total	$4,141	$4,151

Other assets:
Deferred tax assets	$2,139	$1,770
Investments in privately held companies	716	706
Lease receivables, net	874	862
Financed service contracts	550	588
Other	578	477

Total	$4,857	$4,403

Deferred revenue:
Service	$6,073	$6,133
Product:
Unrecognized revenue on product shipments and other deferred revenue	2,315	2,152
Cash receipts related to unrecognized revenue from two-tier distributors	912	575

Total product deferred revenue	3,227	2,727

Total	$9,300	$8,860

Reported as:
Current	$6,592	$6,197
Noncurrent	2,708	2,663

Total	$9,300	$8,860

6.	Financing Arrangements

(a) Lease Receivables

Lease receivables represent sales-type and direct-financing leases resulting from the sale of the Company’s and complementary third-party products. These lease arrangements typically have terms from two to three years and are generally collateralized by a security interest in the underlying assets. The net lease receivables are summarized as follows (in millions):

	January 24, 2009	July 26, 2008
Gross lease receivables	$1,789	$1,730
Unearned income	(176)	(178)
Allowances	(189)	(136)

Lease receivables, net	$1,424	$1,416

Reported as:
Current	$550	$554
Noncurrent	874	862

Lease receivables, net	$1,424	$1,416

Contractual maturities of the gross lease receivables at January 24, 2009 were $390 million in the remaining six months of fiscal 2009, $597 million in fiscal 2010, $432 million in fiscal 2011, $242 million in fiscal 2012, and $128 million in fiscal 2013 and thereafter. Actual cash collections may differ from the contractual maturities due to early customer buyouts, refinancings, or defaults.

(b) Financed Service Contracts

Financed service contracts are summarized as follows (in millions):

	January 24, 2009	July 26, 2008
Gross financed service contracts	$1,326	$1,328
Allowances	(25)	(10)

Financed service contracts, net	$1,301	$1,318

Reported as:
Current	$751	$730
Noncurrent	550	588

Financed service contracts, net	$1,301	$1,318

The revenue related to financed service contracts, which primarily relates to technical support services, is deferred and included in deferred service revenue. The revenue is recognized ratably over the period during which the related services are to be performed, which is typically from one to three years.

(c) Loan Receivables

Loan receivables are summarized as follows (in millions):

	January 24, 2009	July 26, 2008
Gross loan receivables	$670	$607
Allowances	(106)	(128)

Loan receivables, net	$564	$479

Reported as:
Current	$260	$263
Noncurrent	304	216

Loan receivables, net	$564	$479

A portion of the revenue related to loan receivables is deferred and included in deferred product revenue based on revenue recognition criteria.

(d) Financing Guarantees

In the ordinary course of business, the Company provides financing guarantees, which are generally for various third-party financing arrangements extended to channel partners and other customers.

Channel Financing Guarantees

The Company facilitates financing arrangements for third-party financing extended to channel partners, consisting of revolving short-term financing, generally with payment terms ranging from 60 to 90 days. The Company receives a payment from the third-party financing organizations based on the Company’s standard payment terms. These financing arrangements facilitate the working capital requirements of the channel partners and, in some cases, the Company guarantees a portion of these arrangements. During the three and six months ended January 24, 2009, the volume of channel partner financing was $3.5 billion and $7.6 billion, respectively, compared with $3.5 billion and $6.8 billion for the three and six months ended January 26, 2008, respectively. As of January 24, 2009 and July 26, 2008, the balance of the channel partner financing subject to guarantees was $1.4 billion and $1.7 billion, respectively.

Customer Financing Guarantees

The Company also provides financing guarantees for third-party financing arrangements extended to customers related to leases and loans, which typically have terms of three years. During the three and six months ended January 24, 2009, the volume of financing provided by third parties for leases and loans on which the Company has provided guarantees was $246 million and $644 million, respectively, compared with $272 million and $572 million for the three and six months ended January 26, 2008, respectively.

Guarantee Summary

The aggregate amount of guarantees outstanding at January 24, 2009 and July 26, 2008, representing the total maximum potential future payments under financing arrangements with third parties, and the related revenue deferred in accordance with revenue recognition policies and FIN 45 are summarized below (in millions):

	January 24, 2009	July 26, 2008
Maximum potential future payments relating to guarantees:
Channel partner financing	$427	$450
Customer financing	409	380

Total	$836	$830

Deferred revenue associated with guarantees:
Channel partner financing	$266	$263
Customer financing	362	347

Total	$628	$610

7.	Investments

(a) Summary of Investments

The following tables summarize the Company’s investments (in millions):

January 24, 2009	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Fixed income securities:
Government securities	$9,192	$115	$(3)	$9,304
Government agency securities(1)	11,598	150	(1)	11,747
Corporate debt securities	3,409	38	(141)	3,306
Asset-backed securities	321	—	(37)	284

Total fixed income securities	24,520	303	(182)	24,641
Publicly traded equity securities	813	91	(189)	715

Total	$25,333	$394	$(371)	$25,356

July 26, 2008	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Fixed income securities:
Government securities	$7,249	$50	$(33)	$7,266
Government agency securities	5,815	34	(10)	5,839
Corporate debt securities	5,814	24	(96)	5,742
Asset-backed securities	1,035	5	(18)	1,022

Total fixed income securities	19,913	113	(157)	19,869
Publicly traded equity securities	860	391	(76)	1,175

Total	$20,773	$504	$(233)	$21,044

(1)	Government agency securities as of January 24, 2009 include bank-issued securities that are guaranteed by the Federal Deposit Insurance Corporation (FDIC).

The Company’s management has determined that the unrealized losses on its investment securities at January 24, 2009 are temporary in nature. The Company reviews its investments to identify and evaluate investments that have indications of possible impairment. Factors considered in determining whether a loss is temporary include the length of time and extent to which fair value has been less than the cost basis, the financial condition and near-term prospects of the investee, and the Company’s intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value.

(b) Gains and Losses on Investments

The following table summarizes the realized net gains (losses) associated with the Company’s investments (in millions):

	Three Months Ended		Six Months Ended
	January 24, 2009	January 26, 2008	January 24, 2009	January 26, 2008
Net (losses) gains on investments in publicly traded equity securities	$(23)	$39	$68	$84
Net (losses) gains on investments in fixed income securities	(7)	26	(159)	35

Net (losses) gains on investments	$(30)	$65	$(91)	$119

For the second quarter and first six months of fiscal 2009, net losses on fixed income securities included impairment charges of $19 million and $202 million, respectively, and net gains and losses on publicly traded equity securities included impairment charges of $18 million and $35 million, respectively. The impairment charges in both periods were due to a decline in the fair value of the investments below their cost basis that were judged to be other-than-temporary and were recorded as a reduction to the amortized cost of the respective investments. There were no impairments of fixed income securities or publicly traded equity securities during the first six months of fiscal 2008.

(c) Maturities of Fixed Income Securities

The following table summarizes the maturities of the Company’s fixed income securities at January 24, 2009 (in millions):

	Amortized Cost	Fair Value
Less than 1 year	$14,969	$15,032
Due in 1 to 2 years	3,816	3,863
Due in 2 to 5 years	4,971	5,066
Due after 5 years	764	680

Total	$24,520	$24,641

Actual maturities may differ from the contractual maturities because borrowers may have the right to call or prepay certain obligations.

8.	Fair Value Measures

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

(a) Fair Value Hierarchy

SFAS 157 requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. SFAS 157 establishes a fair value hierarchy based on the level of independent, objective evidence surrounding the inputs used to measure fair value. A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. SFAS 157 prioritizes the inputs into three levels that may be used to measure fair value:

Level 1

Level 1 applies to assets or liabilities for which there are quoted prices in active markets for identical assets or liabilities.

Level 2

Level 2 applies to assets or liabilities for which there are inputs other than quoted prices that are observable for the asset or liability such as quoted prices for similar assets or liabilities in active markets; quoted prices for identical assets or liabilities in markets with insufficient volume or infrequent transactions (less active markets); or model-derived valuations in which significant inputs are observable or can be derived principally from, or corroborated by, observable market data.

Level 3

Level 3 applies to assets or liabilities for which there are unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the assets or liabilities.

(b) Assets and Liabilities Measured at Fair Value on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis as of January 24, 2009 were as follows (in millions):

	Fair Value Measurements Using
January 24, 2009	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Balance
Assets:
Money market funds	$3,048	$—	$—	$3,048
Government securities	—	9,383	—	9,383
Government agency securities	—	11,862	—	11,862
Corporate debt securities	—	3,308	—	3,308
Asset-backed securities	—	—	284	284
Publicly traded equity securities	715	—	—	715
Derivative assets	—	83	—	83

Total assets measured at fair value	$3,763	$24,636	$284	$28,683

Liabilities:
Derivative liabilities	$—	$77	$—	$77

Total liabilities measured at fair value	$—	$77	$—	$77

Level 2 fixed income securities are priced using quoted market prices for similar instruments, non-binding market prices that are corroborated by observable market data, or discounted cash flow techniques. The Company’s derivative instruments are classified as Level 2 as they are not actively traded and are valued using pricing models that use observable market inputs. Level 3 assets include asset-backed securities whose values are determined based on discounted cash flow models using inputs that the Company could not corroborate with market quotes.

Assets and liabilities measured at fair value on a recurring basis were presented on the Company’s consolidated balance sheet as of January 24, 2009 as follows (in millions):

	Fair Value Measurements Using
January 24, 2009	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Balance
Cash equivalents	$3,048	$196	$—	$3,244
Investments	715	24,357	284	25,356
Prepaid expenses and other current assets	—	83	—	83

Total assets measured at fair value	$3,763	$24,636	$284	$28,683

Other current liabilities	$—	$77	$—	$77

Total liabilities measured at fair value	$—	$77	$—	$77

The following table presents a reconciliation for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the indicated periods (in millions):

Asset-Backed Securities
BALANCE AT JULY 27, 2008	$—
Transfers in to Level 3	618

BALANCE AT OCTOBER 25, 2008	$618
Total net losses (realized and unrealized):
Included in other income (loss), net	(20)
Included in other comprehensive income	(15)
Purchases, sales, and maturities	(299)

BALANCE AT JANUARY 24, 2009	$284

Impairment charges for the three months ended January 24, 2009 in other income (loss), net attributable to assets still held as of January 24, 2009	$(7)

(c) Assets Measured at Fair Value on a Nonrecurring Basis

The following table presents the Company’s assets that were measured at fair value on a nonrecurring basis during the six months ended January 24, 2009 and the losses recorded to other income (loss), net during the three and six months ended January 24, 2009 on those assets (in millions):

		Fair Value Measured Using
	Six Months Ended January 24, 2009	Quoted Prices In Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Impairment Charges for the Three Months Ended January 24, 2009	Impairment Charges for the Six Months Ended January 24, 2009
Investments in Privately Held Companies	$40	$—	$—	$40	$(30)	$(53)

The above assets, all still held as of January 24, 2009, were measured at fair value during the first six months of fiscal 2009 due to events or circumstances the Company identified that significantly impacted the fair value of these investments. The Company measured fair value using financial metrics, comparison to other private and public companies, analysis of the financial condition and near-term prospects of the investees, including recent financing activities and their capital structure as well as other economic variables. These investments were classified as Level 3 assets because the Company used unobservable inputs to value them, reflecting the Company’s assumptions about the assumptions market participants would use in pricing these investments due to the absence of quoted market prices and inherent lack of liquidity.

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

	January 24, 2009		July 26, 2008
	Amount	Effective Rate	Amount	Effective Rate
Senior notes:
Floating-rate notes, due 2009	$500	2.23%	$500	2.74%
5.25% fixed-rate notes, due 2011	3,000	3.12%	3,000	3.12%
5.50% fixed-rate notes, due 2016	3,000	4.34%	3,000	4.34%

Total senior notes	6,500		6,500

Other notes	2		4
Unaccreted discount	(13)		(15)
Hedge accounting adjustment of the carrying amount of the fixed-rate debt	359		404

Total	$6,848		$6,893

Reported as:
Current portion of long-term debt	$500		$500
Long-term debt	6,348		6,393

Total	$6,848		$6,893

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

The 2011 Notes and the 2016 Notes are redeemable by the Company at any time, subject to a make-whole premium. Based on market prices, the fair value of the Company’s long-term debt, including the current portion of long-term debt, was $6.9 billion as of January 24, 2009. The Company was in compliance with all debt covenants as of January 24, 2009.

Interest is payable quarterly on the 2009 Notes and semi-annually on the 2011 Notes and 2016 Notes. Interest expense and cash paid for interest are summarized as follows (in millions):

	Three Months Ended		Six Months Ended
	January 24, 2009	January 26, 2008	January 24, 2009	January 26, 2008
Interest expense	$63	$91	$127	$187
Cash paid for interest	$4	$7	$169	$185

(b) Credit Facility

In August 2007, the Company entered into a credit agreement with certain institutional lenders that provides for a $3.0 billion unsecured revolving credit facility that is scheduled to expire on August 17, 2012. Due to the bankruptcy of one of the lenders during the first quarter of fiscal 2009, the Company believes the amount available under the credit facility as of January 24, 2009 may be effectively reduced to $2.9 billion.

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

As of January 24, 2009, the Company was in compliance with the required interest coverage ratio, and the Company had not borrowed any funds under the credit facility. The Company may also, upon the agreement of either the then existing lenders or of additional lenders not currently parties to the agreement, increase the commitments under the credit facility up to a total of $5.0 billion and/or extend the expiration date of the credit facility up to August 15, 2014.

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

(a) Foreign Currency Derivatives

The Company’s foreign exchange forward and option contracts are summarized as follows (in millions):

	January 24, 2009		July 26, 2008
	Notional Amount	Fair Value	Notional Amount	Fair Value
Forward contracts:
Purchased	$1,688	$(3)	$1,803	$5
Sold	$904	$86	$902	$2
Option contracts:
Purchased	$1,977	$25	$1,440	$50
Sold	$1,863	$(102)	$1,256	$(6)

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

The Company hedges certain foreign currency forecasted transactions related to certain operating expenses and service cost of sales with currency options and forward contracts. These currency option and forward contracts, designated as cash flow hedges, generally have maturities of less than 18 months. The effective portion of the derivative’s gain or loss is initially reported as a component of accumulated other comprehensive income (loss) and subsequently reclassified into earnings when the hedged exposure affects earnings. The ineffective portion, if any, of the gain or loss is reported in earnings immediately. During the six months ended January 24, 2009, and January 26, 2008, there were no significant gains or losses recognized in earnings for hedge ineffectiveness. The Company did not discontinue any hedges during any of the periods presented because it was probable that the original forecasted transaction would not occur.

(b) Interest Rate Derivatives

The Company’s interest rate derivatives are summarized as follows (in millions):

	January 24, 2009		July 26, 2008
	Notional Amount	Fair Value	Notional Amount	Fair Value
Interest rate swaps — investments	$—	$—	$1,000	$(4)

The Company’s primary objective for holding fixed income securities is to achieve an appropriate investment return consistent with preserving principal and managing risk. To realize these objectives, the Company may utilize interest rate swaps or other derivatives designated as fair value or cash flow hedges. During the first six months of fiscal 2009, the Company received proceeds of $1.0 billion for the underlying hedged investments and terminated the related interest rate swaps designated as fair value hedges.

(c) Equity Derivatives

The Company’s equity derivatives are summarized as follows (in millions):

	January 24, 2009		July 26, 2008
	Notional Amount	Fair Value	Notional Amount	Fair Value
Forward sale agreements	$—	$—	$157	$32

The Company maintains a portfolio of publicly traded equity securities that are subject to price risk. The Company may hold equity securities for strategic purposes or to diversify the Company’s overall investment portfolio. To manage its exposure to changes in the fair value of certain equity securities, the Company may enter into equity derivatives, including forward sale and option agreements. The gains and losses due to changes in the value of the hedging instruments were included in other income (loss), net, and offset the change in the fair value of the underlying hedged investment. As of January 24, 2009, there were no outstanding forward sale agreements, as the Company terminated all of its previously existing forward sale agreements on publicly traded equity securities designated as fair value hedges during the first quarter of fiscal 2009.

(d) Other Derivative Instruments

The Company has entered into certain other derivative instruments, with immaterial fair market values, which are designed to hedge commodity-related expense items and deferred compensation liabilities.

11.	Commitments and Contingencies

(a) Operating Leases

The Company leases office space in several U.S. locations. Outside the United States, larger leased sites include sites in Australia, Belgium, China, France, Germany, India, Israel, Italy, Japan, and the United Kingdom. Future annual minimum lease payments under all noncancelable operating leases with an initial term in excess of one year as of January 24, 2009 are as follows (in millions):

Fiscal Year	Amount
2009 (remaining six months)	$150
2010	225
2011	185
2012	138
2013	119
Thereafter	466

Total	$1,283

(b) Purchase Commitments with Contract Manufacturers and Suppliers

The Company purchases components from a variety of suppliers and uses several contract manufacturers to provide manufacturing services for its products. During the normal course of business, in order to manage manufacturing lead times and help ensure adequate component supply, the Company enters into agreements with contract manufacturers and suppliers that either allow them to procure inventory based upon criteria as defined by the Company or that establish the parameters defining the Company’s requirements. A significant portion of the Company’s reported purchase commitments arising from these agreements are firm, noncancelable, and unconditional commitments. In certain instances, these agreements allow the Company the option to cancel, reschedule, and adjust the Company’s requirements based on its business needs prior to firm orders being placed. As of January 24, 2009 and July 26, 2008, the Company had total purchase commitments for inventory of $2.7 billion.

In addition, the Company records a liability for firm, noncancelable, and unconditional purchase commitments for quantities in excess of its future demand forecasts consistent with the valuation of the Company’s excess and obsolete inventory. As of January 24, 2009 and July 26, 2008, the liability for these purchase commitments was $219 million and $184 million, respectively, and was included in other current liabilities.

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

(d) Other Commitments

The Company also has certain funding commitments primarily related to its investments in privately held companies and venture funds, some of which are based on the achievement of certain agreed-upon milestones, and some of which are required to be funded on demand. The funding commitments were approximately $293 million and $359 million as of January 24, 2009 and July 26, 2008, respectively.

(e) Variable Interest Entities

In the ordinary course of business, the Company has investments in privately held companies and provides financing to certain customers. These privately held companies and customers may be considered to be variable interest entities. The Company has evaluated its investments in these privately held companies and its customer financings and has determined that there were no significant unconsolidated variable interest entities as of January 24, 2009.

(f) Product Warranties and Guarantees

The following table summarizes the activity related to the product warranty liability during the six months ended January 24, 2009 and January 26, 2008 (in millions):

	Six Months Ended
	January 24, 2009	January 26, 2008
Balance at beginning of period	$399	$340
Provision for warranties issued	194	247
Payments	(234)	(233)
Fair value of warranty liability acquired	—	3

Balance at end of period	$359	$357

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

The Company also provides financing guarantees, which are generally for various third-party financing arrangements to channel partners and other customers. See Note 6. The Company’s other arrangements as of January 24, 2009 that were subject to recognition and disclosure requirements under FIN 45 were not material.

(g) Legal Proceedings

Brazilian authorities are investigating the Company’s Brazilian subsidiary and certain of its current and former employees, as well as a Brazilian importer of the Company’s products, and its affiliates and employees, relating to the allegation of evading import taxes and other alleged improper transactions involving the subsidiary and the importer. The Company is conducting a thorough review of the matter. In December 2008, Brazilian authorities asserted claims against the Company for calendar year 2003 and the Company believes claims may also be asserted for calendar year 2004 through calendar year 2007. The Company believes the asserted claims are without merit and intends to defend the claims vigorously. The Company is unable to determine the likelihood of an unfavorable outcome on any potential further claims against it. While the Company believes there is no legal basis for its alleged liability, due to the complexities and uncertainty surrounding the judicial process in Brazil, and the nature of the claims asserting joint liability with the importer, the Company is unable to reasonably estimate a range of loss, if any. In addition, the Company is investigating the allegations regarding improper transactions, the Company has proactively communicated with United States authorities to provide information and report on its findings, and the United States authorities are currently investigating such allegations.

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

(a) Stock Repurchase Program

In September 2001, the Company’s Board of Directors authorized a stock repurchase program. As of January 24, 2009, the Company’s Board of Directors had authorized an aggregate repurchase of up to $62 billion of common stock under this program and the remaining authorized repurchase amount was $6.8 billion with no termination date. The stock repurchase activity under the stock repurchase program during the first six months of fiscal 2009 is summarized as follows (in millions, except per-share amounts):

Six Months Ended January 24, 2009	Shares Repurchased	Weighted- Average Price per Share	Amount Repurchased
Cumulative balance at July 26, 2008	2,600	$20.60	$53,579
Repurchase of common stock (1)	83	19.48	1,600

Cumulative balance at January 24, 2009	2,683	$20.57	$55,179

(1)	Includes stock repurchases that were pending settlement as of January 24, 2009.

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

(b) Other Repurchases of Common Stock

The Company also repurchases shares in settlement of employee tax withholding obligations due upon the vesting of restricted stock or stock units.

(c) Comprehensive Income

The components of comprehensive income are as follows (in millions):

	Three Months Ended		Six Months Ended
	January 24, 2009	January 26, 2008	January 24, 2009	January 26, 2008
Net income	$1,504	$2,060	$3,705	$4,265
Other comprehensive income:
Change in unrealized gains and losses on investments, net of tax benefit (expense) of $(8) and $94, for the three and six months ended January 24, 2009, respectively and $160 and $(74) for the corresponding periods in fiscal 2008.	294	(181)	(178)	539
Cumulative translation adjustment and other	32	2	(585)	82

Comprehensive income before minority interest	1,830	1,881	2,942	4,886
Change in minority interest	6	50	31	(71)

Total	$1,836	$1,931	$2,973	$4,815

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

(a) Employee Stock Purchase Plan

The Company has an Employee Stock Purchase Plan, which includes its sub-plan, the International Employee Stock Purchase Plan (together, the “Purchase Plan”), under which 321.4 million shares of the Company’s stock have been reserved for issuance. Eligible employees may purchase a limited number of shares of the Company’s stock at a discount of up to 15% of the lesser of the market value on the subscription date or the purchase date, which is approximately six months after the subscription date. The Purchase Plan terminates on January 3, 2010. The Company issued 14 million shares and 9 million shares, under the Purchase Plan, during the six months ended January 24, 2009 and January 26, 2008, respectively. As of January 24, 2009, 48 million shares were available for issuance under the Purchase Plan.

(b) Employee Stock Incentive Plans

Stock Incentive Plan Program Description

As of January 24, 2009, the Company had five stock incentive plans: the 2005 Stock Incentive Plan (the “2005 Plan”); the 1996 Stock Incentive Plan (the “1996 Plan”); the 1997 Supplemental Stock Incentive Plan (the “Supplemental Plan”); the Cisco Systems, Inc. SA Acquisition Long-Term Incentive Plan (the “SA Acquisition Plan”); and the Cisco Systems, Inc. WebEx Acquisition Long-Term Incentive Plan (the “WebEx Acquisition Plan”). In addition, the Company has, in connection with the acquisitions of various companies, assumed the share-based awards granted under stock incentive plans of the acquired companies or issued share-based awards in replacement thereof. Share-based awards are designed to reward employees for their long-term contributions to the Company and provide incentives for them to remain with the Company. The number and frequency of share-based awards are based on competitive practices, operating results of the Company, government regulations, and other factors. Since the inception of the stock incentive plans, the Company has granted share-based awards to a significant percentage of its employees, and the majority has been granted to employees below the vice president level. The Company’s primary stock incentive plans are summarized as follows:

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

General Share-Based Award Information

Stock Option Awards

A summary of the stock option activity is as follows (in millions, except per-share amounts):

	STOCK OPTIONS OUTSTANDING
	Number Outstanding	Weighted- Average Exercise Price per Share
BALANCE AT JULY 28, 2007	1,289	$26.60
Granted and assumed	159	31.12
Exercised	(146)	18.50
Canceled/forfeited/expired	(103)	30.74

BALANCE AT JULY 26, 2008	1,199	27.83
Granted and assumed	5	21.58
Exercised	(15)	15.74
Canceled/forfeited/expired	(137)	49.13

BALANCE AT JANUARY 24, 2009	1,052	$25.19

The following table summarizes significant ranges of outstanding and exercisable stock options as of January 24, 2009 (in millions, except years and share prices):

	STOCK OPTIONS OUTSTANDING				STOCK OPTIONS EXERCISABLE
Range of Exercise Prices	Number Outstanding	Weighted- Average Remaining Contractual Life (in Years)	Weighted- Average Exercise Price per Share	Aggregate Intrinsic Value	Number Exercisable	Weighted- Average Exercise Price per Share	Aggregate Intrinsic Value
$ 0.01 – 15.00	88	3.22	$11.20	$413	82	$11.28	$373
15.01 – 18.00	186	4.47	17.29	3	136	17.10	3
18.01 – 20.00	249	4.07	19.22	—	214	19.24	—
20.01 – 25.00	219	5.48	22.46	—	127	22.18	—
25.01 – 30.00	53	6.77	26.70	—	19	26.97	—
30.01 – 35.00	126	7.55	32.16	—	33	32.16	—
35.01 – 50.00	9	0.93	43.09	—	9	43.09	—
50.01 – 72.56	122	0.61	55.23	—	122	55.23	—

Total	1,052	4.49	$25.19	$416	742	$25.45	$376

The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based on the Company’s closing stock price of $15.89 as of January 23, 2009, which would have been received by the option holders had those option holders exercised their stock options as of that date. The total number of in-the-money stock options exercisable as of January 24, 2009 was 88 million. As of July 26, 2008, 795 million outstanding stock options were exercisable and the weighted-average exercise price was $29.53.

Restricted Stock and Stock Unit Awards

A summary of the restricted stock and stock unit activity is as follows (in millions, except per-share amounts):

	Restricted Stock/Stock Units	Weighted- Average Price per Share
BALANCE AT JULY 28, 2007	11	$22.52
Granted and assumed	4	27.29
Vested	(4)	22.49
Canceled/forfeited	(1)	24.24

BALANCE AT JULY 26, 2008	10	24.27
Granted and assumed	33	22.65
Vested	(3)	23.44

BALANCE AT JANUARY 24, 2009	40	$23.01

Certain of the restricted stock units are awarded contingent on the future achievement of financial performance metrics.

Share-Based Awards Available for Grant

A summary of share-based awards available for grant are as follows (in millions):

Share- Based Awards Available for Grant
BALANCE AT JULY 28, 2007	294
Options granted and assumed	(159)
Restricted stock, stock units, and other share-based awards granted and assumed	(11)
Share-based awards canceled/forfeited/expired	27
Additional shares reserved	211

BALANCE AT JULY 26, 2008	362
Options granted and assumed	(5)
Restricted stock, stock units, and other share-based awards granted and assumed	(81)
Share-based awards canceled/forfeited/expired	22
Additional shares reserved	2

BALANCE AT JANUARY 24, 2009	300

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

Valuation and Expense Information Under SFAS 123(R)

Share-based compensation expense recognized under SFAS 123(R) consists primarily of expenses for stock options, stock purchase rights, restricted stock, and restricted stock units granted to employees. The following table summarizes employee share-based compensation expense (in millions):

	Three Months Ended		Six Months Ended
	January 24, 2009	January 26, 2008	January 24, 2009	January 26, 2008
Cost of sales—product	$10	$11	$21	$20
Cost of sales—service	32	30	63	53

Employee share-based compensation expense in cost of sales	42	41	84	73

Research and development	84	81	166	146
Sales and marketing	104	111	217	210
General and administrative	46	40	91	70

Employee share-based compensation expense in operating expenses	234	232	474	426

Total employee share-based compensation expense (1)	$276	$273	$558	$499

(1)

Share-based compensation expense of $22 million and $44 million related to acquisitions and investments for the three and six months ended January 24, 2009, respectively, and $21 million and $45 million for the three and six months ended January 26, 2008, respectively, is disclosed in Note 3 and is not included in the above table.

As of January 24, 2009, total compensation cost related to unvested share-based awards, including share-based compensation relating to acquisitions and investments, not yet recognized was $3.3 billion, which is expected to be recognized over approximately 3.2 years on a weighted-average basis. The income tax benefit for employee share-based compensation expense was $73 million and $150 million for the three and six months ended January 24, 2009, respectively, and $86 million and $160 million for the three and six months ended January 26, 2008, respectively.

Valuation of Employee Stock Options and Employee Stock Purchase Rights

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

The valuation of employee stock options is summarized as follows:

	Six Months Ended
	January 24, 2009	January 26, 2008
Number of options granted (in millions)	5	142
Weighted-average assumptions:
Expected volatility	37.6%	30.8%
Risk-free interest rate	2.9%	4.4%
Expected dividend	0.0%	0.0%
Kurtosis	4.6	4.6
Skewness	(0.28)	(0.80)

Weighted-average expected life (in years)	5.9	6.3
Weighted-average estimated grant date fair value (per option share)	$6.85	$9.87

The valuation of employee stock purchase rights is summarized as follows:

	Six Months Ended
	January 24, 2009	January 26, 2008
Expected volatility	43.4%	33.0%
Risk-free interest rate	0.3%	3.3%
Expected dividend	0.0%	0.0%

Weighted-average expected life (in years)	0.5	0.5
Weighted-average estimated grant date fair value (per share)	$4.61	$6.58

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

14.	Income Taxes

The following table provides details of income taxes (in millions, except percentages):

	Three Months Ended		Six Months Ended
	January 24, 2009	January 26, 2008	January 24, 2009	January 26, 2008
Effective tax rate	19.5%	21.9%	17.2%	18.9%
Cash paid for income taxes	$133	$888	$593	$1,402

The effective tax rate for the six months ended January 24, 2009 reflected a $106 million tax benefit recorded in the first quarter of fiscal 2009 as a result of the Tax Extenders and Alternative Minimum Tax Relief Act of 2008, which reinstated the U.S. federal R&D tax credit retroactive to January 1, 2008. The effective tax rate for the first six months of fiscal 2008 reflected a net tax benefit of $162 million recorded in the first quarter of fiscal 2008 from the settlement of certain tax matters with the Internal Revenue Service (“IRS”).

The amount of unrecognized tax benefits was determined in accordance with Financial Interpretation No. 48, “Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109” (“FIN 48”). The Company had $2.6 billion of unrecognized tax benefits as of January 24, 2009, of which $2.2 billion, if recognized, would favorably impact the effective tax rate at January 24, 2009. Although timing of the resolution of audits is highly uncertain, the Company does not believe it is reasonably possible that the total amount of unrecognized tax benefits as of January 24, 2009 will materially change in the next 12 months.

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

Summarized financial information by theater for the three and six months ended January 24, 2009 and January 26, 2008, based on the Company’s internal management system and as utilized by the Company’s Chief Operating Decision Maker (CODM), is as follows (in millions):

	Three Months Ended		Six Months Ended
	January 24, 2009	January 26, 2008 (3)	January 24, 2009	January 26, 2008 (3)
Net sales:
United States and Canada (1)	$4,736	$5,229	$10,285	$10,711
European Markets	2,008	1,988	4,161	3,899
Emerging Markets	1,089	1,230	2,318	2,102
Asia Pacific	923	1,053	1,945	2,035
Japan	333	331	711	638

Total	$9,089	$9,831	$19,420	$19,385

Gross margin:
United States and Canada	$3,020	$3,436	$6,690	$7,075
European Markets	1,343	1,294	2,756	2,536
Emerging Markets	648	766	1,427	1,262
Asia Pacific	574	679	1,228	1,317
Japan	234	232	495	450

Theater total	5,819	6,407	12,596	12,640
Unallocated corporate items (2)	(96)	(102)	(192)	(195)

Total	$5,723	$6,305	$12,404	$12,445

(1)

Net sales in the United States were $4.5 billion and $5.0 billion for the three months ended January 24, 2009 and January 26, 2008, respectively. Net sales in the United States were $9.7 billion and $10.2 billion for the six months ended January 24, 2009 and January 26, 2008, respectively.

(2)

The unallocated corporate items for the three and six months ended January 24, 2009 and January 26, 2008 include the effects of amortization of purchased intangible assets and share-based compensation expense.

(3)	Certain reclassifications have been made to prior period amounts to conform to the current period’s presentation.

(b) Net Sales for Groups of Similar Products and Services

The following table presents net sales for groups of similar products and services (in millions):

	Three Months Ended		Six Months Ended
	January 24, 2009	January 26, 2008 (1)	January 24, 2009	January 26, 2008 (1)
Net sales:
Routers	$1,523	$1,967	$3,407	$3,830
Switches	3,019	3,380	6,614	6,697
Advanced technologies	2,388	2,363	5,102	4,688
Other	417	535	859	1,045

Product	7,347	8,245	15,982	16,260
Service	1,742	1,586	3,438	3,125

Total	$9,089	$9,831	$19,420	$19,385

(1)	Certain reclassifications have been made to prior period amounts to conform to the current period’s presentation.

The Company refers to some of its products and technologies as advanced technologies. As of January 24, 2009, the Company had identified the following advanced technologies for particular focus: application networking services, home networking, security, storage area networking, unified communications, video systems, and wireless technology. The Company continues to identify additional advanced technologies for focus and investment in the future, and the Company’s investments in some previously identified advanced technologies may be curtailed or eliminated depending on market developments.

(c) Other Segment Information

The majority of the Company’s assets, excluding cash and cash equivalents and investments, as of January 24, 2009 and July 26, 2008 were attributable to its U.S. operations. The Company’s total cash and cash equivalents and investments held outside of the United States in various foreign subsidiaries was $26.3 billion as of January 24, 2009, and the remaining $3.2 billion was held in the United States. For the three months and six months ended January 24, 2009 and January 26, 2008, no single customer accounted for 10% or more of the Company’s net sales.

Property and equipment information is based on the physical location of the assets. The following table presents property and equipment information for geographic areas (in millions):

	January 24, 2009	July 26, 2008
Property and equipment, net:
United States	$3,487	$3,478
International	654	673

Total	$4,141	$4,151

16.	Net Income per Share

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

	Three Months Ended		Six Months Ended
	January 24, 2009	January 26, 2008	January 24, 2009	January 26, 2008
Net income	$1,504	$2,060	$3,705	$4,265

Weighted-average shares — basic	5,848	6,010	5,865	6,049
Effect of dilutive potential common shares	16	192	36	224

Weighted-average shares — diluted	5,864	6,202	5,901	6,273

Net income per share — basic	$0.26	$0.34	$0.63	$0.71

Net income per share — diluted	$0.26	$0.33	$0.63	$0.68

Antidilutive employee share based awards	963	456	823	397

17.	Subsequent Event

On February 9, 2009 the Company filed a Form S-3 Registration Statement with the Securities and Exchange Commission to offer debt securities, subject to market conditions. On February 9, 2009, the Company also entered into an underwriting agreement to issue senior unsecured notes in aggregate principal amount of $4.0 billion under the Registration Statement. Of these notes, $2.0 billion will mature in 2019 and bear interest at a fixed rate of 4.95% per annum and $2.0 billion will mature in 2039 and bear interest at a fixed rate of 5.90% per annum. This offering is expected to be completed in February 2009, subject to customary closing conditions. The Company intends to use the proceeds from the offering for general corporate purposes and to repay its floating rate notes due in February 2009, in the aggregate principal amount of $500 million.

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

Overview

In the second quarter of fiscal 2009, our results reflected a 7.5% decrease in net sales compared with the second quarter of fiscal 2008. Net sales were relatively flat during the first six months of fiscal 2009 compared with the first six months of fiscal 2008. As the second quarter of fiscal 2009 progressed, we saw our markets becoming increasingly affected by the continuing global macroeconomic downturn, especially in January 2009, the final month of the quarter. Compared with the corresponding periods of fiscal 2008, net income decreased by 27% and 13% in the second quarter and the first six months of fiscal 2009, respectively, as a result of the lower revenue and lower gross margins. We have undertaken initiatives to reduce our operating expenses, which are expected to have a further impact in future periods. Lower interest and other income during the second quarter and the first six months of fiscal 2009 also contributed to the decrease in net income. Net income per diluted share decreased by 21% and 7% in the second quarter and the first six months of fiscal 2009, respectively, compared with the corresponding periods of fiscal 2008.

The downturn which first started in the United States clearly has spread to customers in our other geographic theaters. During the second quarter and first six months of fiscal 2009, the declines in the enterprise and service provider markets were the most significant and were characterized by cautious spending by customers in those markets. During the second quarter of fiscal 2009, we experienced stronger sales to the public sector relative to our other customer markets. We believe it is likely that this economic downturn will persist; however, we cannot predict its severity or duration.

Strategy and Focus Areas

Drawing from our experience from managing through economic downturns in the past, we have developed a multifaceted strategy for addressing the current economic downturn that involves the following:

•

Vision, strategy, and execution: We believe our vision of how the industry will evolve is being driven by the increasing role intelligent networks will play as nearly all forms of communication and information technology are enabled by the network. This transition appears to be occurring as we expected. Our differentiated strategy enabled by networked collaboration, we believe, will allow us to move into market adjacencies with speed, scale and flexibility. We intend to remain focused on both the technology and business architectures to enable our customers’ objectives.

•

Collaboration and Web 2.0: The investments we have made and our architectural approach are based on the belief that collaboration and networked Web 2.0 technologies that enable user collaboration, including unified communications and Cisco TelePresence systems, and the increased use of the network as the platform for all forms of communications and information technology will create new market opportunities for us. As part of the second major phase of the Internet, we believe the industry is evolving as personal and business process collaboration enabled by networked Web 2.0 technologies such as wikis and blogs help to increase innovation and productivity. We will attempt to lead this market transition through product development and adoption in the external customer marketplace and through our own internal adoption and use.

•

Resource management and realignment: During the second quarter of fiscal 2009, we continued to realign resources to increase the focus on our priorities and reduce expenses. During the second half of fiscal 2009, we plan to continue this realignment and our expense reduction initiatives, which include a pause in hiring, as well as reducing certain discretionary expenses such as travel, offsite meetings, outside services, marketing, and other expenses.

•

Implementation of our strategy: During the economic downturn, we will attempt to prudently take advantage of opportunities to capture market transitions and to put our assets to use in existing and new markets when the macroeconomic recovery occurs. In addition to collaboration and Web 2.0, we will endeavor to prioritize and focus on continuing to evolve into a next-generation company and developing next-generation customer relationships, the data center and virtualization, video, and globalization.

•

Focus on the United States and selected emerging countries: We intend to devote particular attention to two distinct geographic sectors: the United States and selected emerging countries. We believe it is likely that since the economic uncertainty began in the United States, the U.S. economy may be the first major economy to recover. We also believe that selected emerging countries may be less adversely impacted during this economic downturn as compared with other countries.

•

The network as the platform: We believe that the growth we experienced in previous quarters was attributable to the continued deployment by customers of our end-to-end architecture and the convergence of data, voice, video, and mobility into IP networks. Video applications, including IP television (IPTV), Cisco TelePresence systems, unified communications, physical security and other video products, have the potential to accelerate the growth of bandwidth demand and to increase loads on networks, which may require upgrades to existing networks.

As we have done in the past, we will attempt to use the current economic downturn as an opportunity to expand our share of our customers’ information technology spending and to continue moving into product markets similar, related, or adjacent to those in which we currently are active, which we refer to as product adjacencies. Our approach of aiming to achieve balance across products and services, customer markets and geographic theaters has contributed to the growth we experienced in the past. We have delivered several new products recently, and we are pleased with the breadth and depth of our innovation across all aspects of our business and the impact that we believe this innovation will have on our long-term prospects. We believe that our strategy and our ability to innovate and execute may enable us to improve our relative competitive position in difficult business conditions and may continue to provide us with long-term growth opportunities.

Revenue

For the second quarter of fiscal 2009, revenue in three of our geographic theaters decreased year over year, while revenue grew by 1% in our European Markets and Japan theaters compared with the second quarter of fiscal 2008. For the first six months of fiscal 2009, total revenue growth was relatively flat compared with the first six months of fiscal 2008, with the revenue increases in our Emerging Markets, Japan and European Markets theaters being offset by the revenue decreases in the United States and Canada and Asia Pacific theaters.

In the second quarter and first six months of fiscal 2009, our net service revenue increased by approximately 10% compared with the corresponding periods of fiscal 2008. Our service and support strategy seeks to capitalize on increased globalization, and we believe this strategy, along with our architectural approach, has the potential to further differentiate us from competitors. Among our product categories, only the advanced technologies category achieved year-over-year revenue growth in the second quarter, with growth in the second quarter and the first six months of fiscal 2009 of 1% and 9%, respectively. The increase in our sales of advanced technologies reflects our balanced product portfolio and our efforts to constantly innovate and evolve into new markets and product adjacencies. Categories within our advanced technologies that showed relative strength during the second quarter of fiscal 2009 were video systems and security products.

In the second quarter and the first six months of fiscal 2009, our revenue from routing products declined by 23% and 11%, respectively compared with the corresponding periods of fiscal 2008, as revenue from high-end, midrange and low-end routers decreased. In the second quarter and the first six months of fiscal 2009, our revenue from switching products declined by 11% and 1%, respectively, compared with the corresponding periods of fiscal 2008.

In view of the decline in our business that we began to experience in the first quarter of fiscal 2009, a decline that continued throughout the second quarter of fiscal 2009 with particular weakness in January 2009, we anticipate that our revenue will continue to decline on a year-over-year basis in the third quarter of fiscal 2009.

Operating Margin

In the second quarter and the first six months of fiscal 2009, our gross margin percentage decreased compared with the corresponding periods of fiscal 2008. The decrease was driven by lower product gross margin, which was due to higher sales discounts and rebates, product mix, product pricing, and lower shipment volume, partially offset by lower manufacturing costs. If our shipment volumes, product mix, pricing or other significant factors that impact our gross margin continue to be adversely affected by the economic downturn or market factors, our gross margin could continue to be adversely affected. The decrease in our product margin during the second quarter and first six months of fiscal 2009 was partially offset by higher service margins.

Operating expenses in the second quarter and the first six months of fiscal 2009 increased in both absolute dollars and as a percentage of revenue compared with the corresponding periods of fiscal 2008. For the second quarter and first six months of fiscal 2009, the increase was primarily a result of acquisition-related milestone payments and, for the first six months of fiscal 2009, higher headcount-related expenses also contributed to the increase. In the near term, we anticipate that despite the efforts to reduce operating expenses, operating expenses will continue to increase as a percentage of total revenue, as the anticipated cost savings may not keep pace with expected revenue declines.

Other Financial Highlights

The following is a summary of other financial highlights for the second quarter and first six months of fiscal 2009:

•

We generated cash flows from operations of $3.2 billion and $5.9 billion during the second quarter and first six months of fiscal 2009, respectively. Our cash and cash equivalents, together with our investments, were $29.5 billion at the end of the second quarter of fiscal 2009, compared with $26.2 billion at the end of fiscal 2008.

•	Our deferred revenue at the end of the second quarter of fiscal 2009 was $9.3 billion, compared with $8.9 billion at the end of fiscal 2008.

•

We repurchased 37 million shares of our common stock for $600 million during the second quarter of fiscal 2009 and 83 million shares of our common stock for $1.6 billion for the first six months of fiscal 2009.

•	Days sales outstanding in accounts receivable (DSO) at the end of the second quarter of fiscal 2009 was 29 days, compared with 34 days at the end of fiscal 2008.

•

Our inventory balance was $1.1 billion at the end of the second quarter of fiscal 2009, compared with $1.2 billion at the end of fiscal 2008. Annualized inventory turns were 11.6 in the second quarter of fiscal 2009, compared with 11.9 in the fourth quarter of fiscal 2008. Our purchase commitments with contract manufacturers and suppliers were $2.7 billion at the end of the second quarter of fiscal 2009 and at the end of fiscal 2008.

We believe that our strong cash position, our solid balance sheet, our visibility into our supply chain, our strong investment portfolio management, and our financing capabilities together provide a key competitive advantage and collectively enable us to be well positioned to manage our business through the current economic downturn.

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

Revenue deferrals relate to the timing of revenue recognition for specific transactions based on financing arrangements, service, support, and other factors. Financing arrangements may include sales-type, direct-financing, and operating leases, loans, and guarantees of third-party financing. Our total deferred revenue for products was $3.2 billion and $2.7 billion as of January 24, 2009 and July 26, 2008, respectively. Technical support services revenue is deferred and recognized ratably over the period during which the services are to be performed, which typically ranges from one to three years. Advanced services revenue is recognized upon delivery or completion of performance. Our total deferred revenue for services was $6.1 billion as of January 24, 2009 and July 26, 2008.

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

Allowance for Doubtful Accounts and Sales Returns

Our accounts receivable balance, net of allowance for doubtful accounts, was $2.9 billion and $3.8 billion as of January 24, 2009 and July 26, 2008, respectively. The allowance for doubtful accounts was $230 million, or 7.4% of the gross accounts receivable balance, as of January 24, 2009, and $177 million, or 4.4% of the gross accounts receivable balance, as of July 26, 2008. The allowance is based on our assessment of the collectibility of customer accounts. We regularly review the allowance by considering factors such as historical experience, credit quality, age of the accounts receivable balances, and current economic conditions that may affect a customer’s ability to pay.

Our provision for doubtful accounts was $59 million and $29 million for the first six months of fiscal 2009 and 2008, respectively. If a major customer’s creditworthiness deteriorates, or if actual defaults are higher than our historical experience, or if other circumstances arise, our estimates of the recoverability of amounts due to us could be overstated, and additional allowances could be required, which could have an adverse impact on our revenue.

A reserve for future sales returns is established based on historical trends in product return rates. The reserve for future sales returns as of January 24, 2009 and July 26, 2008 was $98 million and $103 million, respectively, and was recorded as a reduction of our accounts receivable. If the actual future returns were to deviate from the historical data on which the reserve had been established, our revenue could be adversely affected.

Inventory Valuation and Liability for Purchase Commitments with Contract Manufacturers and Suppliers

Our inventory balance was $1.1 billion and $1.2 billion as of January 24, 2009 and July 26, 2008, respectively. Inventory is written down based on excess and obsolete inventories determined primarily by future demand forecasts. Inventory write-downs are measured as the difference between the cost of the inventory and market based upon assumptions about future demand and are charged to the provision for inventory, which is a component of our cost of sales. At the point of the loss recognition, a new, lower cost basis for that inventory is established, and subsequent changes in facts and circumstances do not result in the restoration or increase in that newly established cost basis.

We record a liability for firm, noncancelable, and unconditional purchase commitments with contract manufacturers and suppliers for quantities in excess of our future demand forecasts consistent with the valuation of our excess and obsolete inventory. As of January 24, 2009, the liability for these purchase commitments was $219 million, compared with $184 million as of July 26, 2008 and was included in other current liabilities.

Our provision for inventory was $25 million and $70 million for the first six months of fiscal 2009 and 2008, respectively. The provision for the liability related to purchase commitments with contract manufacturers and suppliers was $79 million and $37 million for the first six months of fiscal 2009 and 2008, respectively. If there were to be a sudden and significant decrease in demand for our products, or if there were a higher incidence of inventory obsolescence because of rapidly changing technology and customer requirements, we could be required to increase our inventory write-downs and our liability for purchase commitments with contract manufacturers and suppliers and gross margin could be adversely affected. Inventory and supply chain management remain areas of focus as we balance the need to maintain supply chain flexibility to help ensure competitive lead times with the risk of inventory obsolescence.

Warranty Costs

The liability for product warranties, included in other current liabilities, was $359 million as of January 24, 2009, compared with $399 million as of July 26, 2008. See Note 11 to the Consolidated Financial Statements. Our products are generally covered by a warranty for periods ranging from 90 days to five years, and for some products we provide a limited lifetime warranty. We accrue for warranty costs as part of our cost of sales based on associated material costs, technical support labor costs, and associated overhead. Material cost is estimated based primarily upon historical trends in the volume of product returns within the warranty period and the cost to repair or replace the equipment. Technical support labor cost is estimated based primarily upon historical trends in the rate of customer cases and the cost to support the customer cases within the warranty period. Overhead cost is applied based on estimated time to support warranty activities.

The provision for product warranties issued during the first six months of fiscal 2009 and 2008 was $194 million and $247 million, respectively. If we experience an increase in warranty claims compared with our historical experience, or if the cost of servicing warranty claims is greater than expected, our gross margin could be adversely affected.

Share-Based Compensation Expense

Share-based compensation expense recognized under SFAS 123(R) was as follows (in millions):

	Three Months Ended		Six Months Ended
	January 24, 2009	January 26, 2008	January 24, 2009	January 26, 2008
Employee share-based compensation expense	$276	$273	$558	$499
Share-based compensation expense related to acquisitions and investments	22	21	44	45

Total	$298	$294	$602	$544

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

Fair Value Measurements

Our fixed income and publicly traded equity securities, collectively, are reflected in the Consolidated Balance Sheets at a fair value of $25.3 billion as of January 24, 2009, compared with $21.0 billion as of July 26, 2008. See Note 7 to the Consolidated Financial Statements. We apply SFAS 157 in determining the fair value of our investment securities. As described more fully in Note 8 to the Consolidated Financial Statements, SFAS 157 establishes a valuation hierarchy based on the level of independent, objective evidence available regarding the value of the investments. It establishes three classes of investments: Level 1 consists of securities for which there are quoted prices in active markets for identical securities; Level 2 consists of securities for which inputs other than Level 1 inputs are used, such as prices for similar securities in active markets or for identical securities in inactive markets and model-derived valuations for which the variables are derived from, or corroborated by, observable market data; and Level 3 consists of securities for which there are unobservable inputs to the valuation methodology that are significant to the measurement of the fair value.

Our fixed income investment portfolio consists primarily of high quality investment grade securities and as of January 24, 2009 had a weighted-average credit rating exceeding AA. Our Level 2 securities are valued using quoted market prices for similar instruments, non-binding market prices that are corroborated by observable market data, or discounted cash flow techniques in limited circumstances. We use inputs such as actual trade data, benchmark yields, broker/dealer quotes and other similar data which are obtained from independent pricing vendors, quoted market prices or other sources to determine the ultimate fair value of our assets and liabilities. We use such pricing data as the primary input, to which we have not made any material adjustments, to make our assessments and determinations as to the ultimate valuation of our investment portfolio, and we are ultimately responsible for the financial statements and underlying estimates. The fair value and inputs are reviewed for reasonableness, may be further validated by comparison to publicly available information and could be adjusted based on market indices or other information that management deems material to their estimate of fair value.

In the current market environment, the assessment of fair value can be difficult and subjective. However, because of the relative reliability of the inputs we use to value our investment portfolio, and because substantially all of our valuation inputs are obtained using quoted market prices for similar or identical assets, we do not believe that the nature of estimates and assumptions affected by levels of subjectivity and judgment was material to the valuation of the investment portfolio as of January 24, 2009. Level 3 assets do not represent a significant portion of our total investment portfolio as of January 24, 2009.

We recognize an impairment charge when the declines in the fair values of our fixed income or publicly traded equity securities fall below their cost basis and the declines are judged to be other-than-temporary. The ultimate value realized on these securities, to the extent unhedged, is subject to market price volatility until they are sold. We consider various factors in determining whether we should recognize an impairment charge, including the length of time and extent to which the fair value has been less than our cost basis, the financial condition and near-term prospects of the investee, and our intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value. Our ongoing consideration of these factors could result in additional impairment charges in the future, which could adversely affect our net income. The total impairment charges on investments in fixed income securities and publicly traded equity securities during the first six months of fiscal 2009 were $237 million. There were no impairments of fixed income or publicly traded equity securities during the first six months of fiscal 2008. Our impairment charges on investments in privately held companies were $53 million and $8 million during the first six months of fiscal 2009 and 2008, respectively.

Goodwill Impairments

Our methodology for allocating the purchase price relating to purchase acquisitions is determined through established valuation techniques. Goodwill is measured as the excess of the cost of acquisition over the sum of the amounts assigned to tangible and identifiable intangible assets acquired less liabilities assumed. We perform goodwill impairment tests on an annual basis and between annual tests in certain circumstances for each reporting unit. The goodwill recorded in the Consolidated Balance Sheets as of January 24, 2009 and July 26, 2008 was $12.6 billion and $12.4 billion, respectively. In response to changes in industry and market conditions, we could be required to strategically realign our resources and consider restructuring, disposing of, or otherwise exiting businesses, which could result in an impairment of goodwill. There was no impairment of goodwill in the first six months of fiscal 2009 and 2008.

Income Taxes

We are subject to income taxes in the United States and numerous foreign jurisdictions. Our effective tax rates differ from the statutory rate primarily due to the tax impact of state taxes, foreign operations, R&D tax credits, tax audit settlements, nondeductible compensation, and international realignments. Our effective tax rate was 19.5% and 21.9% in second quarter of fiscal 2009 and 2008, respectively. The effective tax rate was 17.2% and 18.9% for the first six months of fiscal 2009 and 2008, respectively.

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

Our provision for income taxes is subject to volatility and could be adversely impacted by earnings being lower than anticipated in countries that have lower tax rates and higher than anticipated in countries that have higher tax rates; by changes in the valuation of our deferred tax assets and liabilities; by expiration of or lapses in the R&D tax credit laws; by transfer pricing adjustments including the effect of acquisitions on our intercompany R&D cost sharing arrangement and legal structure; by tax effects of nondeductible compensation; by tax costs related to intercompany realignments; or by changes in tax laws, regulations, or accounting principles, including accounting for uncertain tax positions or interpretations thereof. Significant judgment is required to determine the recognition and measurement attribute prescribed in FIN 48. In addition, FIN 48 applies to all income tax positions, including the potential recovery of previously paid taxes, which if settled unfavorably could adversely impact our provision for income taxes or additional paid-in capital. Further, as a result of certain of our ongoing employment and capital investment actions and commitments, our income in certain countries is subject to reduced tax rates and in some cases is wholly exempt from tax. Our failure to meet these commitments could adversely affect our provision for income taxes. In addition, we are subject to the continuous examination of our income tax returns by the Internal Revenue Service and other tax authorities. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes. There can be no assurance that the outcomes from these continuous examinations will not have an adverse impact on our operating results and financial condition.

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

Net Sales

The following table presents the breakdown of net sales between product and service revenue (in millions, except percentages):

	Three Months Ended				Six Months Ended
	January 24, 2009	January 26, 2008	Variance in Dollars	Variance in Percent	January 24, 2009	January 26, 2008	Variance in Dollars	Variance in Percent
Net sales:
Product	$7,347	$8,245	$(898)	(10.9)%	$15,982	$16,260	$(278)	(1.7)%
Service	1,742	1,586	156	9.8%	3,438	3,125	313	10.0%

Total	$9,089	$9,831	$(742)	(7.5)%	$19,420	$19,385	$35	0.2%

Net sales, which include product and service revenue, for each theater are summarized in the following table (in millions, except percentages):

	Three Months Ended				Six Months Ended
	January 24, 2009	January 26, 2008	Variance in Dollars	Variance in Percent	January 24, 2009	January 26, 2008	Variance in Dollars	Variance in Percent
Net sales:
United States and Canada	$4,736	$5,229	$(493)	(9.4)%	$10,285	$10,711	$(426)	(4.0)%
Percentage of net sales	52.0%	53.2%			53.0%	55.3%
European Markets	2,008	1,988	20	1.0%	4,161	3,899	262	6.7%
Percentage of net sales	22.1%	20.2%			21.4%	20.1%
Emerging Markets	1,089	1,230	(141)	(11.5)%	2,318	2,102	216	10.3%
Percentage of net sales	12.0%	12.5%			11.9%	10.8%
Asia Pacific	923	1,053	(130)	(12.3)%	1,945	2,035	(90)	(4.4)%
Percentage of net sales	10.2%	10.7%			10.0%	10.5%
Japan	333	331	2	0.6%	711	638	73	11.4%
Percentage of net sales	3.7%	3.4%			3.7%	3.3%

Total	$9,089	$9,831	$(742)	(7.5)%	$19,420	$19,385	$35	0.2%

In the second quarter of fiscal 2009, we experienced a decline in our business compared with the second quarter of fiscal 2008 due, we believe, to the global economic downturn and the effect it has had on information technology spending. The market weakness, which was particularly evident during January 2009, was not confined to the financial, automotive, and retail sectors, but was also reflected among other enterprise customers, as well as our commercial and service provider customers. While the weakness began in the United States several months ago, it has now clearly spread to all geographic theaters. As a result, we expect our net product sales across our geographic theaters will continue to be impacted by this unfavorable economic environment. We believe that the economic downturn will persist, but we cannot predict its severity or duration. During the second quarter of fiscal 2009, we did however experience stronger sales to the public sector, relative to our other customer markets.

We conduct business globally in numerous currencies. The direct effect of foreign currency fluctuations on sales has not been material because our sales are primarily denominated in U.S. dollars. However, as the U.S. dollar strengthens relative to other currencies, it could have an indirect effect on our sales to the extent it raises the cost of our products to non-U.S. customers and thereby reduces demand. A weaker U.S. dollar could have the opposite effect. However, the precise indirect effect of currency fluctuations is difficult to measure or predict because our sales are influenced by many factors in addition to the impact of such currency fluctuations.

In addition to the impact of macroeconomic factors described above, net sales by theater in a particular period may be significantly impacted by several factors related to revenue recognition, including the complexity of transactions such as multiple element arrangements; the mix of financings provided to our channel partners and customers; and final acceptance of the product, system, or solution, among other factors. In addition, certain customers tend to make large and sporadic purchases and the net sales related to these transactions may also be affected by the timing of revenue recognition.

Net Product Sales by Theater

The following table presents the breakdown of net product sales by theater (in millions, except percentages):

	Three Months Ended				Six Months Ended
	January 24, 2009	January 26, 2008	Variance in Dollars	Variance in Percent	January 24, 2009	January 26, 2008	Variance in Dollars	Variance in Percent
Net product sales:
United States and Canada	$3,632	$4,163	$(531)	(12.8)%	$8,079	$8,616	$(537)	(6.2)%
Percentage of net product sales	49.5%	50.5%			50.5%	53.0%
European Markets	1,730	1,733	(3)	(0.2)%	3,609	3,388	221	6.5%
Percentage of net product sales	23.5%	21.0%			22.6%	20.8%
Emerging Markets	930	1,126	(196)	(17.4)%	2,022	1,902	120	6.3%
Percentage of net product sales	12.7%	13.7%			12.7%	11.7%
Asia Pacific	789	942	(153)	(16.2)%	1,685	1,808	(123)	(6.8)%
Percentage of net product sales	10.7%	11.4%			10.5%	11.1%
Japan	266	281	(15)	(5.3)%	587	546	41	7.5%
Percentage of net product sales	3.6%	3.4%			3.7%	3.4%

Total	$7,347	$8,245	$(898)	(10.9)%	$15,982	$16,260	$(278)	(1.7)%

United States and Canada

Net product sales in the United States and Canada theater during the second quarter and the first six months of fiscal 2009 decreased compared with the corresponding periods of fiscal 2008, which we believe was primarily attributable to the continuing weakness in the macroeconomic environment in this theater during the second quarter of fiscal 2009. For the second quarter and first six months of fiscal 2009, we experienced lower sales to the service provider market in the United States due to lower spending by a few large customers. In the enterprise market, our net product sales decreased in the second quarter and first six months of fiscal 2009, compared with the corresponding periods of fiscal 2008, due to the cautious spending by our enterprise customers. Sales to the U.S. federal government increased slightly in the second quarter and first six months of fiscal 2009, and sales to the commercial market decreased in the second quarter and first six months of fiscal 2009, compared with the corresponding periods of fiscal 2008. Net product sales increased in Canada during the first six months of fiscal 2009 compared with the first six months of fiscal 2008, due in part to strength in sales to the service provider market in Canada.

European Markets

Net product sales in the European Markets theater during the second quarter of fiscal 2009 were relatively flat compared with the second quarter of fiscal 2008. For the first six months of fiscal 2009, net product sales increased compared with the first six months of fiscal 2008. In the second quarter and first six months of fiscal 2009, we continued to experience strong growth in Germany compared with the corresponding periods of fiscal 2008, while we experienced lower net product sales in other large countries such as the United Kingdom and Italy, particularly in the second quarter as economic conditions continued to deteriorate.

Emerging Markets

In the second quarter of fiscal 2009, net product sales in the Emerging Markets theater decreased compared with the second quarter of fiscal 2008, as a result of decreased sales across our customer markets, with particular weakness in the enterprise and service provider markets. In terms of geographies, in the second quarter of fiscal 2009, we experienced particular weakness in Russia and the Middle East, and our sales increased in Mexico. For the first six months of fiscal 2009, net product sales in the Emerging Markets theater increased moderately compared with the first six months of fiscal 2008, primarily due to the growth in the first quarter of fiscal 2009. Certain of our customers in the Emerging Markets theater tend to make large and sporadic purchases, and the net sales related to these transactions may also be affected by the timing of revenue recognition. Further, some customers may continue to require greater levels of financing arrangements, service, and support in future periods which may also impact the timing of recognition of the revenue for this theater.

Asia Pacific

The decrease in net product sales in the Asia Pacific theater in the second quarter and first six months of fiscal 2009 compared with the corresponding periods of fiscal 2008 was attributable to a decline in sales across our customer markets in this theater. We experienced particular weakness in India during the second quarter of fiscal 2009, while sales in China were down slightly, and we had increased sales in Australia.

Japan

Net product sales in the Japan theater decreased in the second quarter of fiscal 2009 but increased slightly in the first six months of fiscal 2009 compared with the corresponding periods of fiscal 2008.

Net Product Sales by Groups of Similar Products

The following table presents net sales for groups of similar products (in millions, except percentages):

	Three Months Ended				Six Months Ended
	January 24, 2009	January 26, 2008	Variance in Dollars	Variance in Percent	January 24, 2009	January 26, 2008	Variance in Dollars	Variance in Percent
Net product sales:
Routers	$1,523	$1,967	$(444)	(22.6)%	$3,407	$3,830	$(423)	(11.0)%
Percentage of net product sales	20.7%	23.9%			21.3%	23.6%
Switches	3,019	3,380	(361)	(10.7)%	6,614	6,697	(83)	(1.2)%
Percentage of net product sales	41.1%	40.9%			41.4%	41.2%
Advanced technologies	2,388	2,363	25	1.1%	5,102	4,688	414	8.8%
Percentage of net product sales	32.5%	28.7%			31.9%	28.8%
Other	417	535	(118)	(22.1)%	859	1,045	(186)	(17.8)%
Percentage of net product sales	5.7%	6.5%			5.4%	6.4%

Total	$7,347	$8,245	$(898)	(10.9)%	$15,982	$16,260	$(278)	(1.7)%

Routers

Sales of our routers, which are primarily categorized as high-end, midrange and low-end routers, decreased across all categories in both the second quarter and the first six months of fiscal 2009 compared with the corresponding periods of fiscal 2008. Our high-end router sales are primarily to service providers, and during the second quarter of fiscal 2009 high-end router sales continued to be adversely impacted by, among other factors, a slowdown in capital expenditures in the global service provider market, as well as by the tendency of service providers to make large and sporadic purchases. Sales of our integrated services routers, which were included in the category of midrange and low-end routers, also decreased in the second quarter of fiscal 2009.

Switches

The decrease in net product sales related to switches in the second quarter of fiscal 2009 compared with the second quarter of 2008 was due to lower sales of both our LAN fixed-configuration switches and modular switches. The decrease in sales of modular switches was primarily due to the decreased sales of Cisco Catalyst 6000 Series Switches. The decrease in sales of LAN fixed-configuration switches was a result of the lower sales in Cisco Catalyst 3560 and 3750 Series Switches. The decrease in net product sales related to switches in the first six months of fiscal 2009 compared with the first six months of 2008 was due to lower sales of our LAN fixed-configuration switches. Sales of modular switches were flat during the first six months of fiscal 2009 compared with the first six months of fiscal 2008.

Advanced Technologies

The increase in net product sales related to advanced technologies in the second quarter of fiscal 2009 compared with the second quarter of fiscal 2008 was due to the following:

•

Sales of video systems, which include solutions and systems designed to enable video-specific delivery systems for service providers, increased by approximately $100 million. The increase was primarily attributable to an increase in the demand for IP set-top boxes.

•	Sales of security products increased by approximately $10 million.

The aforementioned increases were partially offset by lower sales of unified communications and home networking products, each of which decreased by approximately $30 million, and lower sales of wireless LAN and storage area networking products, which decreased by $15 million and $10 million, respectively. Sales of application networking services were relatively flat for the second quarter of fiscal 2009 compared with the second quarter of fiscal 2008.

The increase in net product sales related to advanced technologies in the first six months of fiscal 2009 compared with the first six months of fiscal 2008 was due to the following:

•

Sales of video systems products, which increased by approximately $210 million. The increase was primarily attributable to higher demand for IP set-top boxes, high-definition cable set-top boxes, and international growth.

•

Sales of unified communications products, which increased $100 million primarily due to sales of IP phones and associated software as our customers continued to transition from an analog-based to an IP-based infrastructure and increased adoption of our web-based collaborative applications.

•

Sales of security products, which increased by approximately $80 million primarily due to module and line-card sales related to our routers and LAN switches, sales of our next-generation adaptive security appliance products which integrate multiple technologies (including virtual private network (VPN), firewall, and intrusion prevention services) on one platform, and sales of our web and email security products as customers continued to emphasize network security.

•

Sales of wireless LAN products, which increased by approximately $35 million primarily due to new customers, continued deployments with existing customers, and customers’ adoption of our unified architecture platform.

•	Sales of application networking services, which increased by approximately $30 million. The increase was due to higher demand from customers for wide area network (WAN) optimization solutions.

The above increases were partially offset by lower sales of home networking products, which decreased by approximately $30 million, and lower sales of storage area networking products, which decreased by $15 million.

Other Product Revenue

The decrease in other product revenue in the second quarter and first six months of fiscal 2009, compared with the corresponding periods of fiscal 2008, was primarily due to the decline in sales of our optical, cable, and service provider voice products. Other product revenue also includes sales of emerging technology products.

Net Service Revenue

The increase in net service revenue in the second quarter and first six months of fiscal 2009 compared with the corresponding periods of fiscal 2008 was primarily due to higher revenue from technical support service contracts as well as increased revenue from advanced services, which relates to consulting support services for specific networking needs. Renewals and technical support service contract initiations associated with recent product sales have resulted in a new installed base of equipment being serviced and revenue is recognized ratably over the period during which the related services are to be performed.

Gross Margin

The following table presents the gross margin for products and services (in millions, except percentages):

	Three Months Ended				Six Months Ended
	Amount		Percentage		Amount		Percentage
	January 24, 2009	January 26, 2008	January 24, 2009	January 26, 2008	January 24, 2009	January 26, 2008	January 24, 2009	January 26, 2008
Gross margin:
Product	$4,610	$5,355	62.7%	64.9%	$10,264	$10,540	64.2%	64.8%
Service	1,113	950	63.9%	59.9%	2,140	1,905	62.2%	61.0%

Total	$5,723	$6,305	63.0%	64.1%	$12,404	$12,445	63.9%	64.2%

The following table presents the gross margin for each theater (in millions, except percentages):

	Three Months Ended				Six Months Ended
	Amount		Percentage		Amount		Percentage
	January 24, 2009	January 26, 2008	January 24, 2009	January 26, 2008	January 24, 2009	January 26, 2008	January 24, 2009	January 26, 2008
Gross margin:
United States and Canada	$3,020	$3,436	63.8%	65.7%	$6,690	$7,075	65.0%	66.1%
European Markets	1,343	1,294	66.9%	65.1%	2,756	2,536	66.2%	65.0%
Emerging Markets	648	766	59.5%	62.3%	1,427	1,262	61.6%	60.0%
Asia Pacific	574	679	62.2%	64.5%	1,228	1,317	63.1%	64.7%
Japan	234	232	70.3%	70.1%	495	450	69.6%	70.5%

Theater Total	5,819	6,407	64.0%	65.2%	12,596	12,640	64.9%	65.2%
Unallocated corporate items (1)	(96)	(102)			(192)	(195)

Total	$5,723	$6,305	63.0%	64.1%	$12,404	$12,445	63.9%	64.2%

(1)

The unallocated corporate items primarily include the effects of amortization of acquisition-related intangible assets and employee share-based compensation expense. We do not allocate these items to the gross margin for each theater because management does not include the information in measuring the performance of the operating segments.

The gross margin for each theater is derived from information from our internal management system. The gross margin percentage for a particular theater may fluctuate and period-to-period changes in such percentages may or may not be indicative of a trend for that theater. Our gross margin percentage in the Emerging Markets theater declined during the second quarter of fiscal 2009 as a result of lower volume and additional reserves.

Product Gross Margin

The decrease in total product gross margin percentage during the second quarter of fiscal 2009 compared with the second quarter of fiscal 2008 was due to the following factors:

•	Sales discounts, rebates and product pricing decreased product gross margin percentage by 1.7%.

•	Changes in the mix of products sold decreased product gross margin percentage by 1.3%.

•	Lower shipment volume, net of certain variable costs, decreased product gross margin percentage by 0.5%.

The factors above were partially offset by lower overall manufacturing costs, driven by lower component costs, value engineering and other manufacturing-related costs, increased product gross margin percentage by 1.3%. Value engineering is the process by which production costs are reduced through component redesign, board configuration, test processes, and transformation processes.

The decrease in total product gross margin percentage during the first six months of fiscal 2009 compared with the first six months of fiscal 2008 was due to the following factors:

•	Sales discounts, rebates, and product pricing decreased product gross margin percentage by 1.7%.

•	Changes in the mix of products sold decreased product gross margin percentage by 0.8%.

The preceding factors were partially offset by the following:

•	Lower overall manufacturing costs, driven by lower component costs, value engineering, and other manufacturing-related costs, increased product gross margin percentage by 1.8%.

•	Net effects of amortization of purchased intangible assets and share-based compensation expense increased product gross margin percentage by 0.1%.

Service Gross Margin

Our service gross margin percentage increased in the second quarter and the first six months of fiscal 2009 compared with the corresponding periods of fiscal 2008 primarily due to higher technical support and advanced services margins and the fact that advanced services constituted a lower proportion of total service revenue. Technical support margins will experience some variability due to various factors such as the timing of technical support service contract initiations and renewals and the timing of our strategic investments in headcount and resources to support this business. Our service gross margin from technical support services is higher than the service gross margin from our advanced services, and our revenue from advanced services may increase to a higher proportion of total service revenue due to our continued focus on providing comprehensive support to our customers’ networking devices, applications, and infrastructures. Additionally, we have continued to invest in building out our technical support and advanced services capabilities in the Emerging Markets theater.

Factors That May Impact Net Sales and Gross Margin

Net product sales may continue to be affected by factors including the current global economic downturn and related market uncertainty, which so far have resulted in cautious spending in our global enterprise, service provider and commercial markets; changes in the geopolitical environment and global economic conditions; competition, including price-focused competitors from Asia, especially from China; new product introductions; sales cycles and product implementation cycles; changes in the mix of our customers between service provider and enterprise markets; changes in the mix of direct sales and indirect sales; variations in sales channels; and final acceptance criteria of the product, system, or solution as specified by the customer. Sales to the service provider market have been characterized by large and sporadic purchases, especially relating to our router sales and sales of certain advanced technologies. In addition, service provider customers typically have longer implementation cycles, require a broader range of services, including network design services, and often have acceptance provisions that can lead to a delay in revenue recognition. Certain of our customers in the Emerging Markets theater also tend to make large and sporadic purchases and the net sales related to these transactions may similarly be affected by the timing of revenue recognition. As we focus on new market opportunities, customers may require greater levels of financing arrangements, service, and support, especially in the Emerging Markets theater, which may result in a delay in the timing of revenue recognition. To improve customer satisfaction, we continue to focus on managing our manufacturing lead-time performance, which may result in corresponding reductions in order backlog. A decline in backlog levels could result in more variability and less predictability in our quarter-to-quarter net sales and operating results.

Net product sales may also be adversely affected by fluctuations in demand for our products, especially with respect to telecommunications service providers and Internet businesses, whether or not driven by any slowdown in capital expenditures in the service provider market; price and product competition in the communications and information technology industry; introduction and market acceptance of new technologies and products; adoption of new networking standards; and financial difficulties experienced by our customers. We may, from time to time, experience manufacturing issues that create a delay in our suppliers’ ability to provide specific components, resulting in delayed shipments. To the extent that manufacturing issues and any related component shortages result in delayed shipments in the future, and particularly in periods when we and our suppliers are operating at higher levels of capacity, it is possible that revenue for a quarter could be adversely affected if such matters are not remediated within the same quarter. For additional factors that may impact net product sales, see “Part II, Item 1A. Risk Factors.” Our distributors and retail partners participate in various cooperative marketing and other programs. In addition, increasing sales to our distributors and retail partners generally results in greater difficulty in forecasting the mix of our products and, to a certain degree, the timing of orders from our customers. We recognize revenue for sales to our distributors and retail partners based on a sell-through method using information provided by them, and we maintain estimated accruals and allowances for all cooperative marketing and other programs.

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

Research and Development, Sales and Marketing, and General and Administrative Expenses

Research and development (R&D), sales and marketing, and general and administrative (G&A) expenses are summarized in the following table (in millions, except percentages):

	Three Months Ended				Six Months Ended
	January 24, 2009	January 26, 2008	Variance in Dollars	Variance in Percent	January 24, 2009	January 26, 2008	Variance in Dollars	Variance in Percent
Research and development	$1,279	$1,260	$19	1.5%	$2,685	$2,492	$193	7.7%
Percentage of net sales	14.1%	12.8%			13.8%	12.9%
Sales and marketing	2,155	2,158	(3)	(0.1)%	4,438	4,236	202	4.8%
Percentage of net sales	23.7%	22.0%			22.9%	21.9%
General and administrative	380	367	13	3.5%	775	709	66	9.3%
Percentage of net sales	4.2%	3.7%			4.0%	3.7%

Total	$3,814	$3,785	$29	0.8%	$7,898	$7,437	$461	6.2%

Percentage of net sales	42.0%	38.5%			40.7%	38.4%

Although our total R&D, sales and marketing, and G&A expenses for the second quarter of fiscal 2009 increased slightly compared with the second quarter of fiscal 2008, our total R&D, sales and marketing, and G&A expenses decreased compared with the first quarter of fiscal 2009. The decrease was due in part to the following: (i) a decrease in certain discretionary expenses such as travel, offsite meetings, outside services, marketing, and other expenses; and (ii) a one week shutdown for our United States and Canada business locations during the second quarter of fiscal 2009. Foreign currency exchange rates also contributed to the decrease. During the second quarter of fiscal 2009, we continued to realign resources to better focus on our priorities as well as to reduce our expenses, as part of our strategy to address the global economic downturn. In the near term, we anticipate that despite these efforts, operating expenses will increase as a percentage of total revenue. If we do not achieve the benefits anticipated from these realignments or achieve expected cost reductions, our operating results may be adversely affected.

R&D Expenses

The increase in R&D expenses for the second quarter and first six months of fiscal 2009 compared with the corresponding periods in fiscal 2008 was primarily due to higher acquisition-related compensation expenses. The acquisition-related compensation expenses, primarily associated with the achievement of certain agreed-upon milestones, increased by approximately $20 million and $115 million in the second quarter and first six months of fiscal 2009, respectively, compared with the corresponding periods of fiscal 2008. Higher headcount-related expenses also contributed to the increase in research and development costs for the first six months of fiscal 2009. We have continued to purchase or license technology in order to bring a broad range of products to market in a timely fashion. If we believe that we are unable to enter a particular market in a timely manner with internally developed products, we may license technology from other businesses or acquire businesses as an alternative to internal R&D. All of our R&D costs have been expensed as incurred.

Sales and Marketing Expenses

Sales and marketing expenses for the second quarter of fiscal 2009 decreased slightly compared with the second quarter of fiscal 2008 primarily due to a decrease in marketing expenses of approximately $20 million, partially offset by a slight increase in sales expenses. For the first six months of fiscal 2009, the increase in sales and marketing expenses was a result of higher sales expenses, which increased primarily due to an increase in headcount-related expenses.

G&A Expenses

G&A expenses for the second quarter of fiscal 2009 increased compared with the second quarter of fiscal 2008 primarily due to increased share-based compensation expense and increased acquisition-related compensation expense. G&A expenses for the first six months of fiscal 2009 increased compared with the first six months of fiscal 2008 due to increased information technology-related expenses, increased headcount-related expenses and increased share-based compensation expense.

Effect of Foreign Currency

Foreign currency fluctuations, net of hedging, decreased total R&D, sales and marketing, and G&A expenses by $95 million, or approximately 2.5%, and $49 million or approximately 0.7%, in the second quarter and first six months of fiscal 2009, respectively, compared with the corresponding periods of fiscal 2008.

Headcount

Our headcount increased by approximately 1,200 employees in the first six months of fiscal 2009, reflecting a seasonal increase in hires of recent college graduates in the first quarter of fiscal 2009 and acquisitions. During the second quarter of fiscal 2009, headcount decreased by approximately 330 employees, primarily as a result of employee attrition and the effects of a hiring pause. As we realign and restructure resources in the normal course of our business, we expect that our headcount will decrease in the near term.

Share-Based Compensation Expense

Employee share-based compensation expense under SFAS 123(R) was as follows (in millions):

	Three Months Ended		Six Months Ended
	January 24, 2009	January 26, 2008	January 24, 2009	January 26, 2008
Cost of sales—product	$10	$11	$21	$20
Cost of sales—service	32	30	63	53

Employee share-based compensation expense in cost of sales	42	41	84	73

Research and development	84	81	166	146
Sales and marketing	104	111	217	210
General and administrative	46	40	91	70

Employee share-based compensation expense in operating expenses	234	232	474	426

Total employee share-based compensation expense (1)	$276	$273	$558	$499

(1)

Share-based compensation expense related to acquisitions and investments of $22 million and $21 million for the second quarter of fiscal 2009 and fiscal 2008, respectively, and $44 million and $45 million for the first six months of fiscal 2009 and fiscal 2008, respectively, is disclosed in Note 3 to the Consolidated Financial Statements and is not included in the above table.

In conjunction with the adoption of SFAS 123(R), we changed our method of attributing the value of share-based compensation to expense from the accelerated multiple-option approach to the straight-line single-option method. Compensation expense for all share-based payment awards granted on or prior to July 30, 2005 is recognized using the accelerated multiple-option approach, whereas compensation expense for all share-based payment awards granted subsequent to July 30, 2005 is recognized using the straight-line single-option method. Employee share-based compensation expense for the first six months of fiscal 2009 increased compared with the corresponding period of fiscal 2008 primarily due to the effects of straight-line vesting of share-based awards and higher weighted-average fair value for each share-based award.

Amortization of Purchased Intangible Assets and In-Process Research and Development

The following table presents the amortization of purchased intangible assets and in-process R&D included in operating expenses (in millions):

	Three Months Ended		Six Months Ended
	January 24, 2009	January 26, 2008	January 24, 2009	January 26, 2008
Amortization of purchased intangible assets	$136	$116	$248	$233
In-process research and development	$—	$—	$3	$3

The increase in the amortization of purchased intangible assets included in operating expenses for the second quarter and the first six months of fiscal 2009 compared with the corresponding periods of fiscal 2008 was due to an impairment charge of $23 million during the second quarter of fiscal 2009. For additional information regarding purchased intangibles, see Note 4 to the Consolidated Financial Statements.

Our methodology for allocating the purchase price for acquisitions to in-process R&D is determined through established valuation techniques. See Note 3 to the Consolidated Financial Statements for additional information regarding the acquisitions completed in the first six months of fiscal 2009. In-process R&D is expensed upon acquisition because technological feasibility has not been established and no future alternative uses exist.

Interest Income, Net

The components of interest income, net, are as follows (in millions):

	Three Months Ended		Six Months Ended
	January 24, 2009	January 26, 2008	January 24, 2009	January 26, 2008
Interest income	$222	$303	$481	$622
Interest expense	(63)	(91)	(127)	(187)

Total	$159	$212	$354	$435

The decrease in interest income in the second quarter and first six months of fiscal 2009 compared with the corresponding periods of fiscal 2008 was primarily due to lower average interest rates partially offset by higher average total cash and cash equivalents and fixed income security balances compared with the corresponding periods of fiscal 2008. The decrease in interest expense in the second quarter and first six months of fiscal 2009 compared with the corresponding periods of fiscal 2008 was due to lower effective interest rates on our debt.

Other Income (Loss), Net

The components of other income (loss), net, are as follows (in millions):

	Three Months Ended		Six Months Ended
	January 24, 2009	January 26, 2008	January 24, 2009	January 26, 2008
Net (losses) gains on investments in publicly traded equity securities	$(23)	$39	$68	$84
Net (losses) gains on investments in fixed income securities	(7)	26	(159)	35
Net losses on investments in privately held companies	(23)	(15)	(32)	(15)

Net (losses) gains on investments	(53)	50	(123)	104
Other	(11)	(28)	(13)	(51)

Total	$(64)	$22	$(136)	$53

For the second quarter and first six months of fiscal 2009, the net losses on fixed income securities included impairment charges of $19 million and $202 million, respectively, and net gains and losses on publicly traded equity securities included impairment charges of $18 million and $35 million, respectively. There were no impairments of fixed income securities or publicly traded equity securities during the first six months of fiscal 2008. During the first quarter of fiscal 2009, we terminated our forward sale agreements designated as fair value hedges of publicly traded equity securities. See Note 7 to the Consolidated Financial Statements for the unrealized gains and losses on investments.

Net losses on investments in privately held companies included impairment charges of $30 million and $5 million for the second quarters of fiscal 2009 and fiscal 2008, respectively, and $53 million and $8 million for the first six months of fiscal 2009 and fiscal 2008, respectively.

Provision for Income Taxes

The provision for income taxes resulted in an effective tax rate of 19.5% for the second quarter of fiscal 2009, compared with an effective tax rate of 21.9% for the second quarter of fiscal 2008. The decrease in the effective tax rate was primarily attributable to an increase in foreign income taxed at rates lower than the U.S. federal statutory rate of 35%.

The provision for income taxes resulted in an effective tax rate of 17.2% for the first six months of fiscal 2009, compared with 18.9% for the first six months of fiscal 2008. The effective tax rate for the first six months of fiscal 2009 included the effect of a tax benefit of $106 million, or 2.4%, related to fiscal 2008 R&D expenses due to the retroactive reinstatement of the U.S. federal R&D tax credit, while the effective tax rate for the first six months of fiscal 2008 included a net tax benefit of $162 million, or 3.1%, from the settlement of certain tax matters with the IRS. The remaining decrease in the effective tax rate was primarily attributable to an increase in foreign income taxed at rates lower than the U.S. federal statutory tax rate of 35%.

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

SFAS 161

In March 2008, the FASB issued SFAS 161 which requires additional disclosures about the objectives of using derivative instruments, the method by which the derivative instruments and related hedged items are accounted for under FASB Statement No.133 and its related interpretations, and the effect of derivative instruments and related hedged items on financial position, financial performance, and cash flows. SFAS 161 also requires disclosure of the fair values of derivative instruments and their gains and losses in a tabular format. SFAS 161 is effective for us in the third quarter of fiscal 2009. We are currently assessing the impact that the adoption of SFAS 161 will have on our financial statement disclosures.

IFRS

International Financial Reporting Standards (IFRS) is a comprehensive series of accounting standards published by the International Accounting Standards Board (IASB). In November 2008, the SEC issued for comment a proposed roadmap outlining several milestones that, if achieved, could lead to mandatory adoption of IFRS by U.S. issuers in 2014. The roadmap also contained proposed rule changes that would permit early adoption of IFRS by a limited number of eligible U.S. issuers beginning with filings in 2010. The SEC would make a determination in 2011 regarding the mandatory adoption of IFRS. We are currently assessing the impact that this potential change would have on our consolidated financial statements, and we will continue to monitor the development of the potential implementation of IFRS.

Liquidity and Capital Resources

The following sections discuss the effects of changes in our balance sheet and cash flows, contractual obligations, other commitments, and the stock repurchase program on our liquidity and capital resources.

Balance Sheet and Cash Flows

Cash and Cash Equivalents and Investments

The following table summarizes our cash and cash equivalents and investments (in millions):

	January 24, 2009	July 26, 2008	Increase (Decrease)
Cash and cash equivalents	$4,175	$5,191	$(1,016)
Fixed income securities	24,641	19,869	4,772
Publicly traded equity securities	715	1,175	(460)

Total	$29,531	$26,235	$3,296

The increase in cash and cash equivalents and investments was primarily a result of cash provided by operating activities of $5.9 billion and issuance of common stock of $441 million related to employee stock option exercises and employee stock purchases. These factors were partially offset by the repurchase of common stock of $1.6 billion, capital expenditures of $585 million, approximately $340 million related to the change in unrealized gains and losses on publicly traded equity and fixed income securities as well as realized gains and losses from these investments, and acquisitions of businesses of $327 million.

Our total cash and cash equivalents and investments held outside of the United States in various foreign subsidiaries was $26.3 billion as of January 24, 2009, and the remaining $3.2 billion was held in the United States. If cash and cash equivalents and investments held outside the United States are distributed to the United States in the form of dividends or otherwise, we may be subject to additional U.S. income taxes (subject to an adjustment for foreign tax credits) and foreign withholding taxes. For internal management purposes, we target specific ranges of net realizable cash, representing cash and cash equivalents and investments, net of (i) long-term debt and the present value of operating lease commitments, and (ii) U.S. income taxes that we estimate would be payable upon the distribution to the United States of cash and cash equivalents and investments held outside the United States. We believe that our strong total cash and cash equivalents and investments position allows us to use our cash resources for strategic investments to gain access to new technologies, acquisitions, customer financing activities, working capital, and the repurchase of shares. We also believe the overall credit quality of our portfolio is strong, with our cash equivalents and fixed income portfolio invested in securities with a weighted-average credit rating exceeding AA.

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

Accounts Receivable, Net

The following table summarizes our accounts receivable, net (in millions) and DSO:

	January 24, 2009	July 26, 2008	Increase (Decrease)
Accounts receivable, net	$2,893	$3,821	$(928)
DSO	29	34	(5)

Our DSO as of January 24, 2009 was positively affected by the rate at which products were shipped during the quarter.

Inventories and Purchase Commitments with Contract Manufacturers and Suppliers

The following table summarizes our inventories and purchase commitments with contract manufacturers and suppliers (in millions, except annualized inventory turns):

	January 24, 2009	July 26, 2008	Increase (Decrease)
Inventories:
Raw materials	$142	$111	$31
Work in process	50	53	(3)
Finished goods:
Distributor inventory and deferred cost of sales	431	452	(21)
Manufactured finished goods	277	381	(104)

Total finished goods	708	833	(125)
Service-related spares	169	191	(22)
Demonstration systems	38	47	(9)

Total	$1,107	$1,235	$(128)

Annualized inventory turns	11.6	11.9	(0.3)
Purchase commitments with contract manufacturers and suppliers	$2,669	$2,727	$(58)

Our finished goods consist of distributor inventory and deferred cost of sales and manufactured finished goods. Distributor inventory and deferred cost of sales are related to unrecognized revenue on shipments to distributors and retail partners and shipments to customers. Manufactured finished goods consist primarily of build-to-order and build-to-stock products. Service-related spares consist of reusable equipment related to our technical support and warranty activities. All inventories are accounted for at the lower of cost or market. Inventory is written down based on excess and obsolete inventories determined primarily by future demand forecasts. Inventory write- downs are measured as the difference between the cost of the inventory and market, based upon assumptions about future demand, and are charged to the provision for inventory, which is a component of our cost of sales.

We purchase components from a variety of suppliers and use several contract manufacturers to provide manufacturing services for our products. During the normal course of business, in order to manage manufacturing lead times and help ensure adequate component supply, we enter into agreements with contract manufacturers and suppliers that either allow them to procure inventory based upon criteria as defined by us or that establish the parameters defining our requirements. A significant portion of our reported purchase commitments arising from these agreements are firm, noncancelable, and unconditional commitments. In certain instances, these agreements allow us the option to cancel, reschedule, and adjust our requirements based on our business needs prior to firm orders being placed. We record a liability, included in other current liabilities, for firm, noncancelable, and unconditional purchase commitments for quantities in excess of our future demand forecasts consistent with the valuation of our excess and obsolete inventory. The purchase commitments for inventory are expected to be primarily fulfilled within one year.

Inventory and supply chain management remain areas of focus as we balance the need to maintain supply chain flexibility to help ensure competitive lead times with the risk of inventory obsolescence because of rapidly changing technology and customer requirements. We believe the amount of our inventory and purchase commitments is appropriate for our revenue levels.

Financing Receivables and Guarantees

The following table summarizes our financing receivables, financing guarantees, and the related deferred revenue (in millions):

	January 24, 2009	July 26, 2008	Increase (Decrease)
Lease receivables	$1,613	$1,552	$61
Financed service contracts	1,326	1,328	(2)
Loan receivables	670	607	63

Gross financing receivables	$3,609	$3,487	$122

Financing guarantees- customer	409	380
Financing guarantees- channel partner	427	450

Gross financing receivables and guarantees	$4,445	$4,317
Allowances for financing receivables	(320)	(274)
Deferred revenue	(2,174)	(2,091)

Financing receivables and guarantees, net	$1,951	$1,952

We provide financing to certain customers and channel partners to enable sales of our products, services, and networking solutions. These financing arrangements include leases, financed service contracts, loans, and financing guarantees. These arrangements are generally collateralized by a security interest in the underlying assets.

Lease receivables include sales-type and direct-financing leases. We also provide certain qualified customers financing for long-term service contracts, which primarily relate to technical support services. Our loan financing arrangements may include not only financing the acquisition of our products and services but also providing additional funds for other costs associated with network installation and integration of our products and services.

Third parties may provide financing arrangements to our customers and channel partners in the normal course of business. The financing arrangements to customers provided by third parties are related to leases and loans and typically have terms of three years. The financing arrangements to channel partners consist of revolving short-term financing provided by third parties, generally with payment terms ranging from 60 to 90 days. These financing arrangements facilitate the working capital requirements of the channel partners and, in some cases, we guarantee a portion of these arrangements. We could be called upon to make payments under these guarantees in the event of nonpayment by the channel partner to the third party. Where we provide a guarantee, we defer the revenue associated with the channel partner and customer financing arrangement or we record a liability for the guarantee exposure and the amounts are recorded as deferred revenue in accordance with revenue recognition policies and FIN 45. In either case, the deferred revenue is recognized as revenue when the guarantee is removed.

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

In the current economic environment, we have continued to consistently apply our credit standards and policies in making our financing decisions. We also monitor a variety of risk metrics which helps us to balance risks and rewards. We believe the global economic downturn did not materially impact the quality of our financing receivables during the second quarter and the first six months of fiscal 2009. We expect to continue to expand the use of our financing programs in the near term.

Borrowings

a) Long-Term Debt

The following table summarizes our long-term debt (in millions):

	January 24, 2009	July 26, 2008	Increase (Decrease)
Senior notes:
Floating-rate notes, due 2009	$500	$500	$—
5.25% fixed-rate notes, due 2011	3,000	3,000	—
5.50% fixed-rate notes, due 2016	3,000	3,000	—

Total senior notes	6,500	6,500	—
Other notes	2	4	(2)
Unaccreted discount	(13)	(15)	2
Hedge accounting adjustment of the carrying amount of the fixed-rate debt	359	404	(45)

Total	$6,848	$6,893	$(45)

Reported as:
Current portion of long-term debt	$500	$500	$—
Long-term debt	6,348	6,393	(45)

Total	$6,848	$6,893	$(45)

In February 2006, we issued $500 million of senior floating interest rate notes based on LIBOR due 2009 (the “2009 Notes”), $3.0 billion of 5.25% senior notes due 2011 (the “2011 Notes”), and $3.0 billion of 5.50% senior notes due 2016 (the “2016 Notes”), for an aggregate principal amount of $6.5 billion. The proceeds from the debt issuance were used to fund the acquisition of Scientific-Atlanta and for general corporate purposes. The 2011 Notes and the 2016 Notes are redeemable by us at any time, subject to a make-whole premium. We were in compliance with all debt covenants as of January 24, 2009.

On February 9, 2009 we filed a Form S-3 Registration Statement with the Securities and Exchange Commission to offer debt securities, subject to market conditions. On February 9, 2009, we also entered into an underwriting agreement to issue senior unsecured notes in aggregate principal amount of $4.0 billion under the Registration Statement. Of these notes, $2.0 billion will mature in 2019 and bear interest at a fixed rate of 4.95% per annum and $2.0 billion will mature in 2039 and bear interest at a fixed rate of 5.90% per annum. This offering is expected to be completed in February 2009, subject to customary closing conditions. We intend to use the proceeds from the offering for general corporate purposes and to repay our floating rate notes due in February 2009, in the aggregate principal amount of $500 million.

b) Credit Facility

In August 2007, we entered into a credit agreement with certain institutional lenders that provides for a $3.0 billion unsecured revolving credit facility that is scheduled to expire on August 17, 2012. Due to the bankruptcy of one of the lenders during the first quarter of fiscal 2009, we believe the amount available under the credit facility as of January 24, 2009 may be effectively reduced to $2.9 billion.

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

As of January 24, 2009, we were in compliance with the required interest coverage ratio, and we had not borrowed any funds under the credit facility. We may also, upon the agreement of either the then existing lenders or of additional lenders not currently parties to the agreement, increase the commitments under the credit facility up to a total of $5.0 billion and/or extend the expiration date of the credit facility up to August 15, 2014.

Deferred Revenue

The following table presents the breakdown of deferred revenue (in millions):

	January 24, 2009	July 26, 2008	Increase (Decrease)
Service	$6,073	$6,133	$(60)
Product	3,227	2,727	500

Total	$9,300	$8,860	$440

Reported as:
Current	$6,592	$6,197	$395
Noncurrent	2,708	2,663	45

Total	$9,300	$8,860	$440

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

Operating Leases

We lease office space in several U.S. locations. Outside the United States, larger leased sites include sites in Australia, Belgium, China, France, Germany, India, Israel, Italy, Japan, and the United Kingdom. As of January 24, 2009, the future minimum lease payments under all our noncancelable operating leases with an initial term in excess of one year were $1.3 billion. For additional information see Note 11 to the Consolidated Financial Statements.

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

Other Commitments

We also have certain funding commitments primarily related to our investments in privately held companies and venture funds, some of which are based on the achievement of certain agreed-upon milestones, and some of which are required to be funded on demand. The funding commitments were approximately $293 million as of January 24, 2009, compared with approximately $359 million as of July 26, 2008.

Off-Balance Sheet Arrangements

We consider our investments in unconsolidated variable interest entities to be off-balance sheet arrangements. In the ordinary course of business, we have investments in privately held companies and provide financing to certain customers. These privately held companies and customers may be considered to be variable interest entities. We have evaluated our investments in these privately held companies and our customer financings and have determined that there were no significant unconsolidated variable interest entities as of January 24, 2009.

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

Stock Repurchase Program

In September 2001, our Board of Directors authorized a stock repurchase program. As of January 24, 2009, our Board of Directors had authorized an aggregate repurchase of up to $62 billion of common stock under this program and the remaining authorized repurchase amount was $6.8 billion with no termination date. The stock repurchase activity under the stock repurchase program during the first six months of fiscal 2009 is summarized as follows (in millions, except per-share amounts):

Six Months Ended January 24, 2009	Shares Repurchased	Weighted- Average Price per Share	Amount Repurchased
Cumulative balance at July 26, 2008	2,600	$20.60	$53,579
Repurchase of common stock (1)	83	19.48	1,600

Cumulative balance at January 24, 2009	2,683	$20.57	$55,179

(1)	Includes stock repurchases that were pending settlement as of January 24, 2009.

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

Liquidity and Capital Resource Requirements

Based on past performance and current expectations, we believe our cash and cash equivalents, investments, and cash generated from operations, and our ability to access capital markets, including committed credit lines, will satisfy our working capital needs, capital expenditures, investment requirements, stock repurchases, contractual obligations, commitments, principal payments on outstanding debt, future customer financings, and other liquidity requirements associated with our operations through at least the next 12 months. There are no other transactions, arrangements, or other relationships with unconsolidated entities or other persons that are reasonably likely to materially affect liquidity, the availability, and our requirements for capital resources.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Investments

We maintain an investment portfolio of various holdings, types, and maturities. See Note 7 to the Consolidated Financial Statements. As of January 24, 2009, these securities are classified as available-for-sale and consequently are recorded in the Consolidated Balance Sheets at fair value with unrealized gains or losses, to the extent unhedged, reported as a component of accumulated other comprehensive income (loss), net of tax. We believe the overall credit quality of our portfolio is strong, with our cash equivalents and fixed income portfolio invested in securities with a weighted-average credit rating exceeding AA.

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

During the first six months ended January 24, 2009, we realized net losses of $159 million on fixed income securities and realized net gains of $68 million on publicly traded equity securities. Included in the realized net losses and gains were $202 million and $35 million of impairment charges on fixed income and publicly traded equity securities, respectively. There were no impairments of fixed income or publicly traded equity securities for the first six months of fiscal 2008.

Fixed Income Securities

At any time, a sharp rise in interest rates or credit spreads could have a material adverse impact on the fair value of our fixed income investment portfolio. Conversely, declines in interest rates, including the impact from lower credit spreads, could have a material adverse impact on interest income for our investment portfolio. Our fixed income instruments are not leveraged as of January 24, 2009 and are held for purposes other than trading. We monitor our interest rate and credit risks, including our credit exposures to specific rating categories and to individual issuers.

Our primary objective for holding fixed income securities is to achieve an appropriate investment return consistent with preserving principal and managing risk. To realize these objectives, we may utilize interest rate swaps or other derivatives designated as fair value or cash flow hedges. As of January 24, 2009, we had no outstanding interest rate swaps designated as fair value hedges of our investment portfolio, since during the first six months of fiscal 2009 we received proceeds of $1.0 billion for underlying hedged investments and terminated the related interest rate swaps designated as fair value hedges.

Publicly Traded Equity Securities

The values of our equity investments in several publicly traded companies are subject to market price volatility. The following table presents the hypothetical fair values of publicly traded equity securities as a result of selected potential decreases and increases in the price of each equity security in the portfolio, excluding hedged equity securities. Potential fluctuations in the price of each equity security in the portfolio of plus or minus 10%, 20%, and 30% were selected based on potential near-term changes in those security prices. The hypothetical fair values as of January 24, 2009 and July 26, 2008 are as follows (in millions):

	VALUATION OF SECURITIES GIVEN AN X% DECREASE IN EACH STOCK’S PRICE			FAIR VALUE AS OF JANUARY 24, 2009	VALUATION OF SECURITIES GIVEN AN X% INCREASE IN EACH STOCK’S PRICE
	(30%)	(20%)	(10%)		10%	20%	30%
Publicly traded equity securities	$501	$572	$644	$715	$787	$858	$930

	VALUATION OF SECURITIES GIVEN AN X% DECREASE IN EACH STOCK’S PRICE			FAIR VALUE AS OF JULY 26, 2008	VALUATION OF SECURITIES GIVEN AN X% INCREASE IN EACH STOCK’S PRICE
	(30%)	(20%)	(10%)		10%	20%	30%
Publicly traded equity securities	$736	$842	$947	$1,052	$1,157	$1,262	$1,368

Our equity portfolio consists of securities with characteristics that most closely match the Standard & Poor’s 500 Index or NASDAQ Composite Index. These equity securities are held for purposes other than trading. To manage our exposure to changes in the fair value of certain equity securities, we may enter into equity derivatives, including forward sale and option agreements. The gains and losses due to changes in the value of the hedging instruments are included in other income (loss), net, and offset the change in the fair value of the underlying hedged investment. As of January 24, 2009, we had no outstanding forward sale agreements designated as fair value hedges on our publicly traded equity securities, as a result of the termination of our forward sale agreements during the first quarter of fiscal 2009.

Investments in Privately Held Companies

We have invested in privately held companies, some of which are in the startup or development stages. These investments are inherently risky because the markets for the technologies or products these companies are developing are typically in the early stages and may never materialize. We could lose our entire investment in these companies.

These investments are primarily carried at cost, which as of January 24, 2009 was $716 million, compared with $706 million at July 26, 2008 and are recorded in other assets. Our impairment charges on investments in privately held companies were $30 million and $5 million for the second quarter of fiscal 2009 and 2008, respectively, and were $53 million and $8 million during the first six months of fiscal 2009 and fiscal 2008, respectively.

Our evaluation of investments in private companies is based on the fundamentals of the businesses, including, among other factors, the nature of their technologies and potential for financial return.

Long-Term Debt

As of January 24, 2009, we had $6.0 billion in principal amount of fixed-rate long-term debt outstanding, with a carrying amount of $6.3 billion and a fair value of $6.4 billion, which fair value is based on market prices. A hypothetical 50 basis points increase or decrease in interest rates would decrease or increase, respectively, the fair value of the fixed-rate debt as of January 24, 2009 by approximately $120 million. However, this hypothetical change in interest rates would not impact the interest expense on the fixed-rate debt. A sharp change in rates would not have a material impact on the fair value of our $500 million variable-rate debt which matures in February 2009.

Foreign Currency Exchange Rate Risk

Our foreign exchange forward and option contracts are summarized as follows (in millions):

	January 24, 2009		July 26, 2008
	Notional Amount	Fair Value	Notional Amount	Fair Value
Forward contracts:
Purchased	$1,688	$(3)	$1,803	$5
Sold	$904	$86	$902	$2
Option contracts:
Purchased	$1,977	$25	$1,440	$50
Sold	$1,863	$(102)	$1,256	$(6)

We conduct business globally in numerous currencies. The direct effect of foreign currency fluctuations on sales has not been material because our sales are primarily denominated in U.S. dollars. However, as the U.S. dollar strengthens relative to other currencies, it could have an indirect effect on our sales to the extent it raises the cost of our products to non-U.S. customers and thereby reduces demand. A weaker U.S. dollar could have the opposite effect. However, the precise indirect effect of currency fluctuations is difficult to measure or predict because our sales are influenced by many factors in addition to the impact of such currency fluctuations. Foreign currency fluctuations, net of hedging, decreased total research and development, sales and marketing, and general and administrative expenses by approximately 2.5% and 0.7% in the second quarter and first six months of fiscal 2009, respectively, compared with the corresponding periods of fiscal 2008.

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

Maturities
Forward and option contracts - forecasted transactions related to operating expenses	Less than 18 months
Forward contracts - current assets and liabilities	1 to 3 months
Forward contracts - net investments in foreign subsidiaries	Less than 6 months
Forward contracts - long-term customer financings	Up to 2 years
Forward contracts - investments	Less than 2 years

We do not enter into foreign exchange forward or option contracts for trading purposes.

Item 4.	Controls and Procedures

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

Changes in internal control over financial reporting. There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our second quarter of fiscal 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

Brazilian authorities are investigating our Brazilian subsidiary and certain of its current and former employees, as well as a Brazilian importer of our products, and its affiliates and employees, relating to the allegation of evading import taxes and other alleged improper transactions involving the subsidiary and the importer. We are conducting a thorough review of the matter. In December 2008, Brazilian authorities asserted claims against us for calendar year 2003 and we believe claims may also be asserted for calendar year 2004 through calendar year 2007. We believe the asserted claims are without merit and intend to defend the claims vigorously. We are unable to determine the likelihood of an unfavorable outcome on any potential further claims against us. While we believe there is no legal basis for our alleged liability, due to the complexities and uncertainty surrounding the judicial process in Brazil, and the nature of the claims asserting joint liability with the importer, we are unable to reasonably estimate a range of loss, if any. In addition, we are investigating the allegations regarding improper transactions. We have proactively communicated with United States authorities to provide information and report on our findings, and the United States authorities are currently investigating such allegations.

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

•

Our ability to achieve targeted cost reductions, including the ongoing resource realignment and expense reduction that is described under “Resource Management and Realignment” in “Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations”

•

The ability of our customers, channel partners, contract manufacturers and suppliers to obtain financing or to fund capital expenditures, especially during a period of global credit market disruption or in the event of customer, channel partner, contract manufacturer or supplier financial problems

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

The turmoil in the global credit markets, the recent instability in the geopolitical environment in many parts of the world and other disruptions, such as changes in energy costs, may continue to put pressure on global economic conditions. Our operating results in one or more segments may also be affected by uncertain or changing economic conditions particularly germane to that segment or to particular customer markets within that segment. The economic challenges we initially saw in the United States have spread throughout the world. If global economic and market conditions, or economic conditions in the United States or other key markets, remain uncertain, persist, or deteriorate further, we may experience material impacts on our business, operating results, and financial condition.

DURING THE CURRENT GLOBAL ECONOMIC DOWNTURN AND WHILE THE RELATED MARKET UNCERTAINTY PERSISTS, WE INTEND TO INVEST IN MARKET ADJACENCIES AND ALSO INVEST IN THE UNITED STATES AND SELECT EMERGING COUNTRIES, AND IF THE RETURN ON THESE INVESTMENTS IS LOWER OR DEVELOPS MORE SLOWLY THAN WE EXPECT, OUR OPERATING RESULTS MAY BE HARMED

We plan to realign resources to focus on certain market adjacencies, such as data center virtualization, video/visual networking, collaboration architectures, and globalization, primarily in targeted geographic locations. Moreover, since we believe that the United States will be the first major country to recover from the global economic slowdown, we plan to make a significant portion of these investments in the United States so that we can be positioned to benefit from this future recovery while other countries or markets may not be recovering. Additionally, we believe countries such as China and India are positioned to minimize the effect of the global challenges on their own economies, creating opportunities for us as other countries or markets may not be recovering. The return on our investments in such market adjacencies and in such geographic markets may be lower, or may develop more slowly, than we expect. If we do not achieve the benefits anticipated from these investments, or if the achievement of these benefits is delayed, our operating results may be adversely affected.

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

•

Increased cost, loss of cost savings or dilution of savings due to changes in component pricing or charges incurred due to inventory holding periods if parts ordering does not correctly anticipate product demand or if the financial health of either contract manufacturers or suppliers deteriorates

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

Sales to the service provider market have been characterized by large and sporadic purchases, especially relating to our router sales and sales of certain of our advanced technologies, in addition to longer sales cycles. In the past, we have experienced significant weakness in sales to service providers over certain extended periods of time as market conditions have fluctuated. Sales activity in this industry depends upon the stage of completion of expanding network infrastructures; the availability of funding; and the extent to which service providers are affected by regulatory, economic, and business conditions in the country of operations. Weakness in orders from this industry, including as a result of any slowdown in capital expenditures by service providers (which may be more prevalent in the current global economic downturn), could have a material adverse effect on our business, operating results, and financial condition. For example, we recently have seen a slowdown in service provider capital expenditures, which may continue in future quarters. Orders from this industry could decline for many reasons other than the competitiveness of our products and services within their respective markets. For example, in the past, many of our service provider customers have been materially and adversely affected by slowdowns in the general economy, by overcapacity, by changes in the service provider market, by regulatory developments, and by constraints on capital availability, resulting in business failures and substantial reductions in spending and expansion plans. These conditions have materially harmed our business and operating results in the past, and some of these or other conditions in the service provider market could affect our business and operating results in any future period. Finally, service provider customers typically have longer implementation cycles; require a broader range of services, including design services; demand that vendors take on a larger share of risks; often require acceptance provisions, which can lead to a delay in revenue recognition; and expect financing from vendors. All these factors can add further risk to business conducted with service providers.

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

SUPPLY CHAIN ISSUES, INCLUDING FINANCIAL PROBLEMS OF CONTRACT MANUFACTURERS OR COMPONENT SUPPLIERS, OR A SHORTAGE OF ADEQUATE COMPONENT SUPPLY OR MANUFACTURING CAPACITY THAT INCREASED OUR COSTS OR CAUSED A DELAY IN OUR ABILITY TO FULFILL ORDERS, COULD HAVE AN ADVERSE IMPACT ON OUR BUSINESS AND OPERATING RESULTS, AND OUR FAILURE TO ESTIMATE CUSTOMER DEMAND PROPERLY MAY RESULT IN EXCESS OR OBSOLETE COMPONENT SUPPLY, WHICH COULD ADVERSELY AFFECT OUR GROSS MARGINS

The fact that we do not own or operate the bulk of our manufacturing facilities and that we are reliant on our extended supply chain could have an adverse impact on the supply of our products and on our business and operating results:

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

Our growth and ability to meet customer demands depend in part on our ability to obtain timely deliveries of parts from our suppliers and contract manufacturers. We have experienced component shortages in the past, including shortages caused by manufacturing process issues, that have affected our operations. We may in the future experience a shortage of certain component parts as a result of our own manufacturing issues, manufacturing issues at our suppliers or contract manufacturers, capacity problems experienced by our suppliers or contract manufacturers, or strong demand in the industry for those parts. A return to growth in the economy is likely to create greater pressures on us and our suppliers to accurately project overall component demand and component demands within specific product categories and to establish optimal component levels. If shortages or delays persist, the price of these components may increase, or the components may not be available at all, and we may also encounter shortages if we do not accurately anticipate our needs. We may not be able to secure enough components at reasonable prices or of acceptable quality to build new products in a timely manner in the quantities or configurations needed. Accordingly, our revenue and gross margins could suffer until other sources can be developed. Our operating results would also be adversely affected if, anticipating greater demand than actually develops, we commit to the purchase of more components than we need, which is more likely to occur in a period of demand uncertainties such as we are currently experiencing. There can be no assurance that we will not encounter these problems in the future. Although in many cases we use standard parts and components for our products, certain components are presently available only from a single source or limited sources, and the current global economic downturn and related market uncertainty could negatively impact one or more of these sources. We may not be able to diversify sources in a timely manner, which could harm our ability to deliver products to customers and seriously impact present and future sales.

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

THE MARKETS IN WHICH WE COMPETE ARE INTENSELY COMPETITIVE, WHICH COULD ADVERSELY AFFECT OUR ACHIEVEMENT OF REVENUE GROWTH

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

OVER THE LONG TERM WE INTEND TO INCREASE OUR INVESTMENT IN ENGINEERING, SALES, SERVICE AND MANUFACTURING ACTIVITIES, AND THESE INVESTMENTS MAY ACHIEVE DELAYED, OR LOWER THAN EXPECTED BENEFITS WHICH COULD HARM OUR OPERATING RESULTS

While we intend to focus on managing our costs and expenses over the short term, over the long term, we intend to continue to add personnel and other resources to our engineering, sales, service, and manufacturing functions as we focus on developing emerging technologies, the next wave of advanced technologies, growing the commercial market segment, capitalizing on our emerging market opportunities, enhancing our evolving support model and increasing our market share gains. We are likely to recognize the costs associated with these investments earlier than some of the anticipated benefits, and the return on these investments may be lower, or may develop more slowly, than we expect. If we do not achieve the benefits anticipated from these investments, or if the achievement of these benefits is delayed, our operating results may be adversely affected.

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

•	Significantly increase our interest expense, leverage and debt service requirements if we incur additional debt to pay for an acquisition

•	Assume liabilities

•	Record goodwill and nonamortizable intangible assets that are subject to impairment testing on a regular basis and potential periodic impairment charges

•	Incur amortization expenses related to certain intangible assets

•	Incur tax expenses related to the effect of acquisitions on our intercompany R&D cost sharing arrangement and legal structure

•	Incur large and immediate write-offs and restructuring and other related expenses

•	Become subject to intellectual property or other litigation

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

We conduct significant sales and customer support operations in countries outside of the United States; maintain a manufacturing facility for a substantial portion of our video systems products in Juarez, Mexico; and also depend on non-U.S. operations of our contract manufacturers and our distribution partners. Recently our Emerging Markets theater has been a relatively fast growing theater, and we have announced plans to expand our commitments and growth expectations in this theater. As such, our growth depends in part on our continuing to increase sales into this theater. We also intend to expand our level of business activity in two large emerging countries, India and China, and our growth in the Asia Pacific theater will also depend in part upon our continuing to increase sales in these countries. Our future results could be materially adversely affected by a variety of factors relating to our operations outside the United States, any or all of which could have a material adverse effect on our operating results and financial condition, including, among others, the following:

•	The worldwide impact of the current global economic downturn and related market uncertainty

•	Foreign currency exchange rates

•	Political or social unrest

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

FAILURE TO RETAIN AND RECRUIT KEY PERSONNEL WOULD HARM OUR ABILITY TO MEET KEY OBJECTIVES

Our success has always depended in large part on our ability to attract and retain highly skilled technical, managerial, sales, and marketing personnel. Competition for these personnel is intense, especially in the Silicon Valley area of Northern California. Stock incentive plans are designed to reward employees for their long-term contributions and provide incentives for them to remain with us. Volatility or lack of positive performance in our stock price or equity incentive awards, or changes to our overall compensation program, including our stock incentive program, resulting from the management of share dilution and share-based compensation expense or otherwise, may also adversely affect our ability to retain key employees. As a result of one or more of these factors, we may increase our hiring in geographic areas outside the United States, which could subject us to additional geopolitical and exchange rate risk. The loss of services of any of our key personnel; the inability to retain and attract qualified personnel in the future; or delays in hiring required personnel, particularly engineering and sales personnel, could make it difficult to meet key objectives, such as timely and effective product introductions. In addition, companies in our industry whose employees accept positions with competitors frequently claim that competitors have engaged in improper hiring practices. We have received these claims in the past and may receive additional claims to this effect in the future.

ADVERSE RESOLUTION OF LITIGATION OR GOVERNMENTAL INVESTIGATIONS MAY HARM OUR OPERATING RESULTS OR FINANCIAL CONDITION

We are a party to lawsuits in the normal course of our business. Litigation can be expensive, lengthy, and disruptive to normal business operations. Moreover, the results of complex legal proceedings are difficult to predict. In addition, Brazilian authorities are investigating our Brazilian subsidiary and certain of its current and former employees, as well as a Brazilian importer of our products, and its affiliates and employees, relating to the allegation of evading import taxes and other alleged improper transactions involving the subsidiary and the importer. We are conducting a thorough review of the matter. In December 2008, Brazilian authorities asserted claims against us for calendar year 2003 and we believe claims may also be asserted for calendar year 2004 through calendar year 2007. We believe the asserted claims are without merit and intend to defend the claims vigorously. In addition, we are investigating the allegations regarding improper transactions. We have proactively communicated with United States authorities to provide information and report on our findings, and the United States authorities are currently investigating such allegations. An unfavorable resolution of lawsuits or governmental investigations could have a material adverse effect on our business, operating results, or financial condition. For additional information regarding certain of the matters in which we are involved, see Item 1, “Legal Proceedings,” contained in Part II of this report.

CHANGES IN OUR PROVISION FOR INCOME TAXES OR ADVERSE OUTCOMES RESULTING FROM EXAMINATION OF OUR INCOME TAX RETURNS COULD ADVERSELY AFFECT OUR RESULTS

Our provision for income taxes is subject to volatility and could be adversely affected by earnings being lower than anticipated in countries that have lower tax rates and higher than anticipated in countries that have higher tax rates; by changes in the valuation of our deferred tax assets and liabilities; by expiration of or lapses in the R&D tax credit laws; by transfer pricing adjustments including the effect of acquisitions on our intercompany R&D cost sharing arrangement and legal structure; by tax effects of nondeductible compensation; by tax costs related to intercompany realignments; or by changes in tax laws, regulations, accounting principles, including accounting for uncertain tax positions or interpretations thereof. Significant judgment is required to determine the recognition and measurement attribute prescribed in Financial Interpretation No. 48, “Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109” (“FIN 48”). In addition, FIN 48 applies to all income tax positions, including the potential recovery of previously paid taxes, which if settled unfavorably could adversely impact our provision for income taxes or additional paid-in capital. Further, as a result of certain of our ongoing employment and capital investment actions and commitments, our income in certain countries is subject to reduced tax rates and in some cases is wholly exempt from tax. Our failure to meet these commitments could adversely impact our provision for income taxes. In addition, we are subject to the continuous examination of our income tax returns by the Internal Revenue Service and other tax authorities. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes. There can be no assurance that the outcomes from these continuous examinations will not have an adverse effect on our operating results and financial condition.

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

We maintain an investment portfolio of various holdings, types, and maturities. These securities are generally classified as available-for-sale and, consequently, are recorded on our Consolidated Balance Sheets at fair value with unrealized gains or losses reported as a component of accumulated other comprehensive income (loss), net of tax. Our portfolio includes fixed income securities and equity investments in publicly traded companies, the values of which are subject to market price volatility to the extent unhedged. If such investments suffer market price declines, as we experienced with some of our investments during the first quarter of fiscal 2009, we may recognize in earnings the decline in the fair value of our investments below their cost basis when the decline is judged to be other-than-temporary. For information regarding the sensitivity of and risks associated with the market value of portfolio investments and interest rates, refer to the section titled “Quantitative and Qualitative Disclosures About Market Risk” included in this report and in our Annual Report on Form 10-K for the year ended July 26, 2008. Our investments in private companies are subject to risk of loss of investment capital. These investments are inherently risky because the markets for the technologies or products they have under development are typically in the early stages and may never materialize. We could lose our entire investment in these companies.

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

THERE CAN BE NO ASSURANCE THAT OUR OPERATING RESULTS AND FINANCIAL CONDITION WILL NOT BE ADVERSELY AFFECTED BY OUR INCURRENCE OF SENIOR UNSECURED DEBT

We have issued senior unsecured notes in an aggregate principal amount of $6.5 billion, of which $500 million will mature on February 20, 2009 and the balance will mature at specific dates in 2011 and 2016. In addition, we have recently priced, and expect to complete the sale of, an aggregate of $4.0 billion of senior unsecured notes that mature at specific dates in 2019 and 2039. A portion of the proceeds of the recently priced notes will be used to repay the notes that will mature on February 20, 2009. The notes that mature in 2011, 2016, 2019 and 2039 bear fixed-rate interest payable semi-annually. The fair value of the long-term debt is subject to market interest rate volatility. The instruments governing the notes contain certain covenants applicable to us and our subsidiaries that may adversely affect our ability to incur certain liens or engage in certain types of sale and leaseback transactions. There can be no assurance that our incurrence of this debt will be a better means of providing liquidity to us than would our use of our existing cash resources, including cash currently held offshore. Further, we cannot be assured that our maintenance of this indebtedness will not adversely affect our operating results or financial condition. In addition, changes by any rating agency to our credit rating can negatively impact the value and liquidity of both our debt and equity securities.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a) None.

(b) None.

(c) Issuer Purchases of Equity Securities (in millions, except per-share amounts)

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (2)
October 26, 2008 to November 22, 2008	15	$16.80	15	$7,171
November 23, 2008 to December 20, 2008	9	$16.08	9	$7,032
December 21, 2008 to January 24, 2009	13	$16.15	13	$6,821

Total	37	$16.40	37

(1)	Includes approximately 200,000 shares repurchased to satisfy tax withholding obligations that arose on the vesting of shares of restricted stock and restricted stock units.
(2)

On September 13, 2001, we announced that our Board of Directors had authorized a stock repurchase program. As of January 24, 2009, our Board of Directors had authorized the repurchase of up to $62 billion of common stock under this program. During the second quarter of fiscal 2009, we repurchased and retired 37 million shares of our common stock at a weighted-average price of $16.40 per share for an aggregate purchase price of $600 million. As of January 24, 2009, we had repurchased and retired 2.7 billion shares of our common stock at a weighted-average price of $20.57 per share for an aggregate purchase price of $55.2 billion since inception of the stock repurchase program, and the remaining authorized amount for stock repurchases under this program was $6.8 billion with no termination date.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

We held our Annual Meeting of Shareholders on November 13, 2008. At the meeting, our shareholders voted on the following four proposals and cast their votes as follows:

Proposal 1: To elect twelve members of our Board of Directors:

Nominee	For	Against	Abstain
Carol A. Bartz	4,769,269,910	239,522,463	10,973,553
M. Michele Burns	4,966,141,684	42,347,310	11,276,932
Michael D. Capellas	4,932,184,188	73,166,526	14,415,212
Larry R. Carter	4,971,064,784	37,267,795	11,433,347
John T. Chambers	4,943,257,355	67,439,476	9,069,095
Brian L. Halla	4,956,827,162	48,499,708	14,439,056
Dr. John L. Hennessy	4,569,360,161	431,578,172	18,827,593
Richard M. Kovacevich	4,948,267,699	60,112,571	11,385,656
Roderick C. McGeary	4,939,316,886	65,534,395	14,914,645
Michael K. Powell	4,968,373,652	39,807,490	11,584,784
Steven M. West	4,900,250,477	107,663,734	11,851,715
Jerry Yang	2,836,980,506	2,091,627,914	91,157,506

Proposal 2: To ratify the appointment of PricewaterhouseCoopers LLP as our independent registered public accounting firm for the fiscal year ending July 25, 2009:

For	Against	Abstain	Broker Non-votes
4,968,706,054	44,383,631	6,676,241	0

Proposal 3: A shareholder proposal to amend our corporate Bylaws to establish a Board Committee on Human Rights:

For	Against	Abstain	Broker Non-votes
273,040,434	3,025,807,147	673,812,122	1,047,106,223

Proposal 4: A shareholder proposal that the Board of Directors publish a report to shareholders within six months providing a summarized listing and assessment of concrete steps we could reasonably take to reduce the likelihood that our business practices might enable or encourage the violation of human rights:

For	Against	Abstain	Broker Non-votes
1,106,281,462	2,309,232,061	557,048,305	1,047,204,098

Item 5.	Other Information

None.

Item 6.	Exhibits

The following documents are filed as Exhibits to this report:

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32.1	Section 1350 Certification of Principal Executive Officer

32.2	Section 1350 Certification of Principal Financial Officer

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Cisco Systems, Inc.

Date: February 17, 2009	By	/s/ Frank A. Calderoni
Frank A. Calderoni Executive Vice President and Chief Financial Officer (Principal Financial Officer and duly authorized signatory)

EXHIBIT INDEX

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32.1	Section 1350 Certification of Principal Executive Officer

32.2	Section 1350 Certification of Principal Financial Officer