Form 10-Q
period 2009-04-25
CISCO SYSTEMS INC
filed 2009-05-20
CIK 858877

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 25, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    YES  ☐    NO  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

As of May 14, 2009, 5,767,880,540 shares of the registrant’s common stock were outstanding.

Cisco Systems, Inc.

FORM 10-Q for the Quarter Ended April 25, 2009

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

CISCO SYSTEMS, INC.

CONSOLIDATED BALANCE SHEETS

(in millions, except par value)

(Unaudited)

	April 25, 2009	July 26, 2008
ASSETS
Current assets:
Cash and cash equivalents	$7,359	$5,191
Investments	26,192	21,044
Accounts receivable, net of allowance for doubtful accounts of $203 at April 25, 2009 and $177 at July 26, 2008	2,392	3,821
Inventories	1,023	1,235
Deferred tax assets	2,050	2,075
Prepaid expenses and other current assets	2,320	2,333

Total current assets	41,336	35,699

Property and equipment, net	4,089	4,151
Goodwill	12,569	12,392
Purchased intangible assets, net	1,656	2,089
Other assets	5,016	4,403

TOTAL ASSETS	$64,666	$58,734

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$—	$500
Accounts payable	653	869
Income taxes payable	83	107
Accrued compensation	2,413	2,428
Deferred revenue	6,110	6,197
Other current liabilities	3,602	3,757

Total current liabilities	12,861	13,858

Long-term debt	10,317	6,393
Income taxes payable	1,038	749
Deferred revenue	2,663	2,663
Other long-term liabilities	504	669

Total liabilities	27,383	24,332

Minority interest	27	49
Shareholders’ equity:
Preferred stock, no par value: 5 shares authorized; none issued and outstanding	—	—
Common stock and additional paid-in capital, $0.001 par value: 20,000 shares authorized; 5,772 and 5,893 shares issued and outstanding at April 25, 2009 and July 26, 2008, respectively	33,974	33,505
Retained earnings	3,292	120
Accumulated other comprehensive income (loss)	(10)	728

Total shareholders’ equity	37,256	34,353

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$64,666	$58,734

See Notes to Consolidated Financial Statements.

CISCO SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in millions, except per-share amounts)

(Unaudited)

	Three Months Ended		Nine Months Ended
	April 25, 2009	April 26, 2008	April 25, 2009	April 26, 2008
NET SALES:
Product	$6,420	$8,199	$22,402	$24,459
Service	1,742	1,592	5,180	4,717

Total net sales	8,162	9,791	27,582	29,176

COST OF SALES:
Product	2,327	2,872	8,045	8,592
Service	606	649	1,904	1,869

Total cost of sales	2,933	3,521	9,949	10,461

GROSS MARGIN	5,229	6,270	17,633	18,715

OPERATING EXPENSES:
Research and development	1,243	1,483	3,928	3,975
Sales and marketing	1,956	2,205	6,394	6,441
General and administrative	302	324	1,077	1,033
Amortization of purchased intangible assets	121	117	369	350
In-process research and development	—	—	3	3

Total operating expenses	3,622	4,129	11,771	11,802

OPERATING INCOME	1,607	2,141	5,862	6,913
Interest income, net	89	201	443	636
Other income (loss), net	(9)	(33)	(145)	20

Interest and other income (loss), net	80	168	298	656

INCOME BEFORE PROVISION FOR INCOME TAXES	1,687	2,309	6,160	7,569
Provision for income taxes	339	536	1,107	1,531

NET INCOME	$1,348	$1,773	$5,053	$6,038

Net income per share:
Basic	$0.23	$0.30	$0.86	$1.00

Diluted	$0.23	$0.29	$0.86	$0.97

Shares used in per-share calculation:
Basic	5,805	5,942	5,844	6,014

Diluted	5,818	6,069	5,871	6,202

See Notes to Consolidated Financial Statements.

CISCO SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

(Unaudited)

	Nine Months Ended
	April 25, 2009	April 26, 2008
Cash flows from operating activities:
Net income	$5,053	$6,038
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,244	1,314
Employee share-based compensation expense	835	767
Share-based compensation expense related to acquisitions and investments	66	67
Provision for doubtful accounts	36	34
Deferred income taxes	(166)	(876)
Excess tax benefits from share-based compensation	(25)	(375)
In-process research and development	3	3
Net losses (gains) on investments	113	(109)
Change in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	1,337	(219)
Inventories	199	54
Lease receivables, net	(127)	(320)
Accounts payable	(198)	12
Income taxes payable and receivable	274	405
Accrued compensation	120	301
Deferred revenue	9	1,553
Other assets	(618)	(357)
Other liabilities	(243)	268

Net cash provided by operating activities	7,912	8,560

Cash flows from investing activities:
Purchases of investments	(31,865)	(14,093)
Proceeds from sales of investments	17,291	13,043
Proceeds from maturities of investments	9,088	1,718
Acquisition of property and equipment	(794)	(908)
Acquisition of businesses, net of cash and cash equivalents acquired	(338)	(385)
Change in investments in privately-held companies	(78)	(63)
Other	(54)	6

Net cash used in investing activities	(6,750)	(682)

Cash flows from financing activities:
Issuance of common stock	486	2,501
Repurchase of common stock	(2,807)	(8,982)
Issuance of long-term debt	3,991	—
Repayment of long-term debt	(500)	—
Settlement of interest rate derivatives related to long-term debt	(42)	432
Excess tax benefits from share-based compensation	25	375
Other	(147)	222

Net cash provided by (used in) financing activities	1,006	(5,452)

Net increase in cash and cash equivalents	2,168	2,426
Cash and cash equivalents, beginning of period	5,191	3,728

Cash and cash equivalents, end of period	$7,359	$6,154

See Notes to Consolidated Financial Statements.

CISCO SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(in millions)

(Unaudited)

Nine Months Ended April 26, 2008	Shares of Common Stock	Common Stock and Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
BALANCE AT JULY 28, 2007	6,100	$30,687	$231	$562	$31,480
Cumulative effect of adopting FIN 48	—	249	202	—	451

BALANCE AT JULY 29, 2007	6,100	30,936	433	562	31,931
Net income	—	—	6,038	—	6,038
Change in unrealized gains and losses on investments	—	—	—	201	201
Change in derivative instruments, cumulative translation adjustment and other	—	—	—	287	287

Comprehensive income					6,526

Issuance of common stock	131	2,501	—	—	2,501
Repurchase of common stock	(319)	(1,708)	(7,314)	—	(9,022)
Tax benefits from employee stock incentive plans	—	359	—	—	359
Purchase acquisitions	—	9	—	—	9
Employee share-based compensation expense	—	767	—	—	767
Share-based compensation expense related to acquisitions and investments	—	67	—	—	67

BALANCE AT APRIL 26, 2008	5,912	$32,931	$(843)	$1,050	$33,138

Nine Months Ended April 25, 2009	Shares of Common Stock	Common Stock and Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
BALANCE AT JULY 26, 2008	5,893	$33,505	$120	$728	$34,353
Net income	—	—	5,053	—	5,053
Change in unrealized gains and losses on investments	—	—	—	(173)	(173)
Change in derivative instruments, cumulative translation adjustment and other	—	—	—	(565)	(565)

Comprehensive income					4,315

Issuance of common stock	39	486	—	—	486
Repurchase of common stock	(160)	(936)	(1,881)	—	(2,817)
Tax benefits from employee stock incentive plans	—	5	—	—	5
Purchase acquisitions	—	13	—	—	13
Employee share-based compensation expense	—	835	—	—	835
Share-based compensation expense related to acquisitions and investments	—	66	—	—	66

BALANCE AT APRIL 25, 2009	5,772	$33,974	$3,292	$(10)	$37,256

Supplemental Information

In September 2001, the Company’s Board of Directors authorized a stock repurchase program. As of April 25, 2009, the Company’s Board of Directors had authorized an aggregate repurchase of up to $62 billion of common stock under this program. For additional information regarding stock repurchases, see Note 12 to the Consolidated Financial Statements. The stock repurchases since the inception of this program and the related impact on shareholders’ equity are summarized in the table below (in millions):

	Shares of Common Stock	Common Stock and Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Repurchases of common stock	2,760	$10,494	$45,885	$—	$56,379

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

The accompanying financial data as of April 25, 2009 and for the three and nine months ended April 25, 2009 and April 26, 2008 has been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. The July 26, 2008 Consolidated Balance Sheet was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and the notes thereto, included in the Company’s Annual Report on Form 10-K for the fiscal year ended July 26, 2008.

In the opinion of management, all adjustments (which include normal recurring adjustments, except as disclosed herein) necessary to present fairly the statement of financial position as of April 25, 2009, results of operations for the three months and nine months ended April 25, 2009 and April 26, 2008, and statements of cash flows and shareholders’ equity for the nine months ended April 25, 2009 and April 26, 2008, as applicable, have been made. The results of operations for the three and nine months ended April 25, 2009 are not necessarily indicative of the operating results for the full fiscal year or any future periods.

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

2.	Summary of Significant Accounting Policies

(a) Fair Value Measures

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value, and enhances fair value measurement disclosure. In October 2008, the FASB issued FASB Staff Position (“FSP”) 157-3 “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (“FSP 157-3”). FSP 157-3 clarifies the application of SFAS No. 157 in a market that is not active, and provides guidance on the key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. Effective July 27, 2008, the Company adopted the measurement and disclosure requirements related to financial assets and financial liabilities pursuant to SFAS 157 and it did not have a material impact on the Company’s results of operations or the fair values of its financial assets and liabilities.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115” (“SFAS 159”). Under SFAS 159, a company may choose, at specified election dates, to measure eligible items at fair value and report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. Effective July 27, 2008, the Company adopted SFAS 159, but the Company has not elected the fair value option for any eligible financial instruments as of April 25, 2009.

(b) Derivative Instruments

In the third quarter of fiscal 2009, the Company adopted SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133” (“SFAS 161”), which requires additional disclosures about the objectives of using derivative instruments, the method by which the derivative instruments and related hedged items are accounted for under FASB Statement No. 133 (“SFAS 133”) and its related interpretations, and the effect of derivative instruments and related hedged items on financial position, financial performance, and cash flows. SFAS 161 also requires disclosure of the fair values of derivative instruments and their gains and losses in a tabular format. See Note 10.

(c) Recent Accounting Pronouncements not yet Effective

SFAS 141(R) and SFAS 160

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141(R)”) and SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51” (“SFAS 160”). In April 2009, the FASB issued FSP FAS 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies” (“FSP 141(R)-1”).

SFAS 141(R) will significantly change previous practices regarding business combinations. Among the more significant changes, SFAS 141(R) expands the definition of a business and a business combination; requires the acquirer to recognize the assets acquired, liabilities assumed and noncontrolling interests (including goodwill), measured at fair value at the acquisition date; requires acquisition-related expenses and restructuring costs to be recognized separately from the business combination; requires assets acquired and liabilities assumed to be recognized at their acquisition-date fair values with subsequent changes recognized in earnings; and requires in-process research and development to be capitalized at fair value as an indefinite-lived intangible asset. FSP 141(R)-1 amends and clarifies SFAS 141(R) to address application issues on initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. SFAS 160 will change the accounting and reporting for minority interests, reporting them as equity separate from the parent entity’s equity, as well as requiring expanded disclosures.

SFAS 141(R), FSP 141(R)-1 and SFAS 160 each are effective for financial statements issued for fiscal years beginning after December 15, 2008 and therefore will be effective for the Company beginning with the first quarter of fiscal 2010. The Company is currently assessing the impact that SFAS 141(R), FSP 141(R)-1 and SFAS 160 will have on its results of operations and financial position.

FSP FAS 157-2

In February 2008, the FASB issued FSP FAS 157-2, “Effective Date of FASB Statement No. 157” (“FSP 157-2”), which delayed the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until the beginning of fiscal 2010. The Company is currently assessing the impact that the application of SFAS 157 to nonfinancial assets and liabilities will have on its results of operations and financial position.

FSP FAS 157-4, FSP FAS 115-2, FSP FAS 107-1 and APB 28-1

In April 2009, the FASB released three FSPs intended to provide additional application guidance and enhanced disclosures regarding fair value measurements and impairments of securities. FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP 157-4”), provides additional guidelines for estimating fair value in accordance with SFAS157. FSP FAS 115-2, “Recognition and Presentation of Other-Than-Temporary Impairments”(“FSP 115-2”), provides additional guidance related to the disclosure of impairment losses on securities and the accounting for impairment losses on debt securities. FSP 115-2 does not amend existing guidance related to other-than-temporary impairments of equity securities. FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP 107-1 and APB 28-1”), increases the frequency of fair value disclosures. All of the aforementioned FSPs are effective for interim and annual periods ending after June 15, 2009 and will be effective for the Company beginning with the fourth quarter of fiscal 2009. The Company does not expect the adoption of these FSPs will have a material impact on its results of operations, financial position or its financial statement disclosures as applicable.

3.	Business Combinations

(a) Purchase Acquisitions

A summary of the purchase acquisitions for the nine months ended April 25, 2009 is as follows (in millions):

	Purchase Consideration	In-Process R&D Expense	Purchased Intangible Assets	Goodwill
Pure Networks, Inc.	$105	$—	$30	$79
PostPath, Inc.	197	3	52	152
Other	54	—	23	33

Total	$356	$3	$105	$264

•	The Company acquired Pure Networks, Inc. to provide solutions designed to allow end users to easily set up and manage a home network and connect a range of devices, applications and services.

•	The Company acquired PostPath, Inc. to enhance the existing email and calendaring capabilities of Cisco’s WebEx Connect collaboration platform.

Under the terms of the definitive agreements related to the Company’s purchase acquisitions completed during the nine months ended April 25, 2009, the purchase consideration consisted of cash and fully vested share-based awards assumed. The purchase consideration for the Company’s purchase acquisitions is also allocated to tangible assets acquired and liabilities assumed.

The Consolidated Financial Statements include the operating results of each business from the date of acquisition. Pro forma results of operations for the acquisitions completed during the nine months ended April 25, 2009 have not been presented because the effects of the acquisitions, individually or in the aggregate, were not material to the Company’s financial results.

(b) Compensation Expense Related to Acquisitions and Investments

The following table presents the compensation expense related to acquisitions and investments (in millions):

	Three Months Ended		Nine Months Ended
	April 25, 2009	April 26, 2008	April 25, 2009	April 26, 2008
Share-based compensation expense	$22	$22	$66	$67
Cash compensation expense	98	264	257	292

Total	$120	$286	$323	$359

Share-Based Compensation Expense

As of April 25, 2009, the remaining balance of share-based compensation related to acquisitions and investments to be recognized over the vesting periods was approximately $191 million.

Cash Compensation Expense

In connection with the Company’s purchase acquisitions, asset purchases, and acquisitions of variable interest entities, the Company has agreed to pay certain additional amounts contingent upon the achievement of certain agreed-upon technology, development, product or other milestones, or the continued employment with the Company of certain employees of the acquired entities. In each case, any additional amounts paid will be recorded as compensation expense. As of April 25, 2009, the Company may be required to recognize future compensation expense pursuant to these agreements of up to $329 million, which includes the remaining potential amount of additional compensation expense related to Nuova Systems, Inc.

Nuova Systems, Inc.

During fiscal 2008, the Company purchased the remaining interests in Nuova Systems, Inc. (“Nuova Systems”) not previously held by the Company, representing approximately 20% of Nuova Systems. Under the terms of the merger agreement, the former minority interest holders of Nuova Systems are eligible to receive up to three milestone payments based on agreed-upon formulas. During the first nine months of fiscal 2009, the Company recorded approximately $120 million of compensation expense, and through April 25, 2009, the Company has recorded aggregate compensation expense of $397 million related to the fair value of amounts that are expected to be earned by the minority interest holders pursuant to a vesting schedule. Actual amounts payable to the former minority interest holders of Nuova Systems will depend upon achievement under the agreed-upon formulas.

Subsequent changes to the fair value of the amounts probable of being earned and the continued vesting will result in adjustments to the recorded compensation expense. The potential amount that could be recorded as compensation expense may be up to a maximum of $678 million, including the $397 million that has been expensed through April 25, 2009. The compensation is expected to be paid during fiscal 2010 through fiscal 2012.

4.	Goodwill and Purchased Intangible Assets

(a) Goodwill

The following table presents the changes in goodwill allocated to the Company’s reportable segments during the nine months ended April 25, 2009 (in millions):

	Balance at July 26, 2008	Acquisitions	Other	Balance at April 25, 2009
United States and Canada	$9,059	$207	$(2)	$9,264
European Markets	1,650	31	(80)	1,601
Emerging Markets	405	11	(5)	411
Asia Pacific	479	13	—	492
Japan	799	2	—	801

Total	$12,392	$264	$(87)	$12,569

In the table above, “Other” primarily includes foreign currency translation and purchase accounting adjustments.

(b) Purchased Intangible Assets

The following table presents details of the purchased intangible assets acquired through business combinations during the nine months ended April 25, 2009 (in millions, except years):

	TECHNOLOGY		CUSTOMER RELATIONSHIPS		TOTAL
	Weighted- Average Useful Life (in Years)	Amount	Weighted- Average Useful Life (in Years)	Amount	Amount
Pure Networks, Inc.	4.0	$27	3.0	$3	$30
PostPath, Inc.	6.0	52	—	—	52
Other	6.0	18	3.7	5	23

Total		$97		$8	$105

The following tables present details of the Company’s purchased intangible assets (in millions):

April 25, 2009	Gross	Accumulated Amortization	Net
Technology(1)	$1,426	$(742)	$684
Customer relationships	1,656	(716)	940
Other	165	(133)	32

Total	$3,247	$(1,591)	$1,656

July 26, 2008	Gross	Accumulated Amortization	Net
Technology(1)	$1,785	$(905)	$880
Customer relationships	1,821	(674)	1,147
Other	247	(185)	62

Total	$3,853	$(1,764)	$2,089

(1)	The technology category includes technology intangible assets acquired through business combinations as well as through technology licenses.

The following table presents the amortization of purchased intangible assets (in millions):

	Three Months Ended		Nine Months Ended
	April 25, 2009	April 26, 2008	April 25, 2009	April 26, 2008
Amortization of purchased intangible assets
Cost of sales	$48	$57	$166	$179
Operating expenses	121	117	369	350

Total	$169	$174	$535	$529

During the three and nine months ended April 25, 2009, the Company recorded impairment charges of $11 million and $34 million, respectively, from write-downs of purchased intangible assets related to certain technologies and customer relationships due to reductions in expected future cash flows, and the amounts were recorded as amortization of purchased intangible assets.

The estimated future amortization expense of purchased intangible assets as of April 25, 2009 is as follows (in millions):

Fiscal Year	Amount
2009 (remaining three months)	$129
2010	526
2011	439
2012	328
2013	219
Thereafter	15

Total	$1,656

5.	Balance Sheet Details

The following tables provide details of selected balance sheet items (in millions):

	April 25, 2009	July 26, 2008
Inventories:
Raw materials	$159	$111
Work in process	39	53
Finished goods:
Distributor inventory and deferred cost of sales	361	452
Manufactured finished goods	273	381

Total finished goods	634	833

Service-related spares	156	191
Demonstration systems	35	47

Total	$1,023	$1,235

Property and equipment, net:
Land, buildings, and leasehold improvements	$4,534	$4,445
Computer equipment and related software	1,822	1,770
Production, engineering, and other equipment	5,087	4,839
Operating lease assets	224	209
Furniture and fixtures	458	439

	12,125	11,702

Less accumulated depreciation and amortization	(8,036)	(7,551)

Total	$4,089	$4,151

Other assets:
Deferred tax assets	$2,091	$1,770
Investments in privately-held companies	725	706
Lease receivables, net	882	862
Financed service contracts	695	588
Other	623	477

Total	$5,016	$4,403

Deferred revenue:
Service	$6,068	$6,133
Product:
Unrecognized revenue on product shipments and other deferred revenue	2,233	2,152
Cash receipts related to unrecognized revenue from two-tier distributors	472	575

Total product deferred revenue	2,705	2,727

Total	$8,773	$8,860

Reported as:
Current	$6,110	$6,197
Noncurrent	2,663	2,663

Total	$8,773	$8,860

6.	Financing Arrangements

(a) Lease Receivables

Lease receivables represent sales-type and direct-financing leases resulting from the sale of the Company’s and complementary third-party products. These lease arrangements typically have terms from two to three years and are generally collateralized by a security interest in the underlying assets. The net lease receivables are summarized as follows (in millions):

	April 25, 2009	July 26, 2008
Gross lease receivables	$1,832	$1,730
Unearned income	(180)	(178)
Allowances	(204)	(136)

Lease receivables, net	$1,448	$1,416

Reported as:
Current	$566	$554
Noncurrent	882	862

Lease receivables, net	$1,448	$1,416

Contractual maturities of the gross lease receivables at April 25, 2009 were $233 million in the remaining three months of fiscal 2009, $634 million in fiscal 2010, $487 million in fiscal 2011, $300 million in fiscal 2012, and $178 million in fiscal 2013 and thereafter. Actual cash collections may differ from the contractual maturities due to early customer buyouts, refinancings, or defaults.

(b) Financed Service Contracts

Financed service contracts are summarized as follows (in millions):

	April 25, 2009	July 26, 2008
Gross financed service contracts	$1,589	$1,328
Allowances	(26)	(10)

Financed service contracts, net	$1,563	$1,318

Reported as:
Current	$868	$730
Noncurrent	695	588

Financed service contracts, net	$1,563	$1,318

The revenue related to financed service contracts, which primarily relates to technical support services, is deferred and included in deferred service revenue. The revenue is recognized ratably over the period during which the related services are to be performed, which is typically from one to three years.

(c) Loan Receivables

Loan receivables are summarized as follows (in millions):

	April 25, 2009	July 26, 2008
Gross loan receivables	$663	$607
Allowances	(83)	(128)

Loan receivables, net	$580	$479

Reported as:
Current	$224	$263
Noncurrent	356	216

Loan receivables, net	$580	$479

A portion of the revenue related to loan receivables is deferred and included in deferred product revenue based on revenue recognition criteria.

(d) Financing Guarantees

In the ordinary course of business, the Company provides financing guarantees, which are generally for various third-party financing arrangements extended to channel partners and other customers.

Channel Partner Financing Guarantees

The Company facilitates arrangements for third-party financing extended to channel partners, consisting of revolving short-term financing, generally with payment terms ranging from 60 to 90 days. The Company receives a payment from the third-party financing organizations based on the Company’s standard payment terms. These financing arrangements facilitate the working capital requirements of the channel partners and, in some cases, the Company guarantees a portion of these arrangements. During the three and nine months ended April 25, 2009, the volume of channel partner financing was $3.0 billion and $10.7 billion, respectively, compared with $3.6 billion and $10.5 billion for the three and nine months ended April 26, 2008, respectively. As of April 25, 2009 and July 26, 2008, the balance of the channel partner financing subject to guarantees was $1.0 billion and $1.7 billion, respectively.

Customer Financing Guarantees

The Company also provides financing guarantees for third-party financing arrangements extended to customers related to leases and loans, which typically have terms of three years. During the three and nine months ended April 25, 2009, the volume of financing provided by third parties for leases and loans on which the Company has provided guarantees was $316 million and $960 million, respectively, compared with $313 million and $885 million for the three and nine months ended April 26, 2008, respectively.

Financing Guarantee Summary

The aggregate amount of financing guarantees outstanding at April 25, 2009 and July 26, 2008, representing the total maximum potential future payments under financing arrangements with third parties, and the related revenue deferred in accordance with revenue recognition policies and FIN 45 are summarized below (in millions):

	April 25, 2009	July 26, 2008
Maximum potential future payments relating to guarantees:
Channel partner financing	$348	$450
Customer financing	398	380

Total	$746	$830

Deferred revenue associated with guarantees:
Channel partner financing	$199	$263
Customer financing	368	347

Total	$567	$610

7.	Investments

(a) Summary of Investments

The following tables summarize the Company’s investments (in millions):

April 25, 2009	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Fixed income securities:
Government securities	$9,017	$41	$(2)	$9,056
Government agency securities(1)	14,259	120	(1)	14,378
Corporate debt securities	1,823	35	(138)	1,720
Asset-backed securities	272	1	(35)	238

Total fixed income securities	25,371	197	(176)	25,392
Publicly traded equity securities	800	136	(136)	800

Total	$26,171	$333	$(312)	$26,192

July 26, 2008	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Fixed income securities:
Government securities	$7,249	$50	$(33)	$7,266
Government agency securities	5,815	34	(10)	5,839
Corporate debt securities	5,814	24	(96)	5,742
Asset-backed securities	1,035	5	(18)	1,022

Total fixed income securities	19,913	113	(157)	19,869
Publicly traded equity securities	860	391	(76)	1,175

Total	$20,773	$504	$(233)	$21,044

(1)	Government agency securities as of April 25, 2009 include bank-issued securities that are guaranteed by the Federal Deposit Insurance Corporation (FDIC).

The Company’s management has determined that the unrealized losses on its investment securities at April 25, 2009 are temporary in nature. The Company reviews its investments to identify and evaluate investments that have indications of possible impairment. Factors considered in determining whether a loss is temporary include the length of time and extent to which fair value has been less than the cost basis, the financial condition and near-term prospects of the investee, and the Company’s intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value.

(b) Gains and Losses on Investments

The following table summarizes the realized net gains (losses) associated with the Company’s investments (in millions):

	Three Months Ended		Nine Months Ended
	April 25, 2009	April 26, 2008	April 25, 2009	April 26, 2008
Net (losses) gains on investments in publicly traded equity securities	$(10)	$(2)	$58	$82
Net (losses) gains on investments in fixed income securities	36	(10)	(123)	25

Net (losses) gains on investments	$26	$(12)	$(65)	$107

For the third quarter and first nine months of fiscal 2009, net gains and losses on fixed income securities included impairment charges of $17 million and $219 million, respectively, and net gains and losses on publicly traded equity securities included impairment charges of $4 million and $39 million, respectively. The impairment charges in both periods were due to a decline in the fair value of the investments below their cost basis that were judged to be other-than-temporary and were recorded as a reduction to the amortized cost of the respective investments. There were no impairments of fixed income securities or publicly traded equity securities during the first nine months of fiscal 2008.

(c) Maturities of Fixed Income Securities

The following table summarizes the maturities of the Company’s fixed income securities at April 25, 2009 (in millions):

	Amortized Cost	Fair Value
Less than 1 year	$16,040	$16,093
Due in 1 to 2 years	5,852	5,894
Due in 2 to 5 years	2,935	2,942
Due after 5 years	544	463

Total	$25,371	$25,392

Actual maturities may differ from the contractual maturities because borrowers may have the right to call or prepay certain obligations.

8.	Fair Value Measures

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

(b) Assets and Liabilities Measured at Fair Value on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis as of April 25, 2009 were as follows (in millions):

	Fair Value Measurements Using
April 25, 2009	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Balance
Assets:
Money market funds	$5,968	$—	$—	$5,968
Government securities	—	9,195	—	9,195
Government agency securities	—	14,666	—	14,666
Corporate debt securities	—	1,727	—	1,727
Asset-backed securities	—	—	238	238
Publicly traded equity securities	800	—	—	800
Derivative assets	—	58	6	64

Total assets measured at fair value	$6,768	$25,646	$244	$32,658

Liabilities:
Derivative liabilities	$—	$60	$—	$60

Total liabilities measured at fair value	$—	$60	$—	$60

Level 2 fixed income securities are priced using quoted market prices for similar instruments, nonbinding market prices that are corroborated by observable market data, or discounted cash flow techniques. The Company’s derivative instruments are primarily classified as Level 2 as they are not actively traded and are valued using pricing models that use observable market inputs. Level 3 assets include asset-backed securities and certain derivative assets, whose values are determined based on discounted cash flow models using inputs that the Company could not corroborate with market data.

Assets and liabilities measured at fair value on a recurring basis were presented on the Company’s Consolidated Balance Sheet as of April 25, 2009 as follows (in millions):

	FAIR VALUE MEASUREMENTS USING
April 25, 2009	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Balance
Cash equivalents	$5,968	$434	$—	$6,402
Investments	800	25,154	238	26,192
Prepaid expenses and other current assets	—	58	4	62
Other assets	—	—	2	2

Total assets measured at fair value	$6,768	$25,646	$244	$32,658

Other current liabilities	$—	$60	$—	$60

Total liabilities measured at fair value	$—	$60	$—	$60

The following table presents a reconciliation for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and nine months ended April 25, 2009 (in millions):

	Three Months Ended April 25, 2009			Nine Months Ended April 25, 2009
	Asset-Backed Securities	Derivative Instruments	Total	Asset-Backed Securities	Derivative Instruments	Total
Beginning balance	$284	$—	$284	$—	$—	$—
Transfers in to Level 3	—	6	6	618	6	624
Total gains and losses (realized and unrealized):
Included in other income (loss), net	(8)	—	(8)	(28)	—	(28)
Included in other comprehensive income	3	—	3	(12)	—	(12)
Purchases, sales, and maturities	(41)	—	(41)	(340)	—	(340)

Ending balance	$238	$6	$244	$238	$6	$244

Impairment charges in other income (loss), net attributable to assets still held as of April 25, 2009	$(7)	$—	$(7)	$(14)	$—	$(14)

(c) Financial Assets Measured at Fair Value on a Nonrecurring Basis

The following table presents the Company’s financial assets that were measured at fair value on a nonrecurring basis and the impairment charges recorded to other income (loss), net on those assets (in millions):

		FAIR VALUE MEASUREMENTS USING
	Net Carrying Value as of April 25, 2009	Quoted Prices In Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Impairment Charges for the Three Months Ended April 25, 2009	Impairment Charges for the Nine Months Ended April 25, 2009
Investments in Privately-Held Companies	$37	$—	$—	$37	$(15)	$(66)

Impairment charges on assets no longer held					—	(2)

Total losses for nonrecurring measurements					$(15)	$(68)

The above assets were measured at fair value during the first nine months of fiscal 2009 due to events or circumstances the Company identified that significantly impacted the fair value of these investments. The Company measured fair value using financial metrics, comparison to other private and public companies, analysis of the financial condition and near-term prospects of the investees, including recent financing activities and their capital structure as well as other economic variables. These investments were classified as Level 3 assets because the Company used unobservable inputs to value them, reflecting the Company’s assessment of the assumptions market participants would use in pricing these investments due to the absence of quoted market prices and inherent lack of liquidity.

9.	Borrowings

(a) Long-Term Debt

The following table summarizes the Company’s long-term debt (in millions, except percentages):

	April 25, 2009		July 26, 2008
	Amount	Effective Rate	Amount	Effective Rate
Senior notes:
Floating-rate notes, due 2009	$—		$500	2.74%
5.25% fixed-rate notes, due 2011	3,000	3.12%	3,000	3.12%
5.50% fixed-rate notes, due 2016	3,000	4.34%	3,000	4.34%
4.95% fixed-rate notes, due 2019	2,000	5.08%	—
5.90% fixed-rate notes, due 2039	2,000	6.11%	—

Total senior notes	10,000		6,500

Other notes	2		4
Unaccreted discount	(21)		(15)
Hedge accounting adjustment of the carrying amount of the 2011 and 2016 Notes	336		404

Total	$10,317		$6,893

Reported as:
Current portion of long-term debt	$—		$500
Long-term debt	10,317		6,393

Total	$10,317		$6,893

In February 2006, the Company issued $500 million of senior floating interest rate notes based on the London Interbank Offered Rate (“LIBOR”) due 2009 (the “2009 Notes”), $3.0 billion of 5.25% senior notes due 2011 (the “2011 Notes”), and $3.0 billion of 5.50% senior notes due 2016 (the “2016 Notes”), for an aggregate principal amount of $6.5 billion. In February 2009, the Company issued $2.0 billion of 4.95% senior notes due 2019 (the “2019 Notes”), and $2.0 billion of 5.90% senior notes due 2039 (the “2039 Notes”), for an aggregate principal amount of $4.0 billion. The Company repaid in full the 2009 Notes when they were due in February 2009.

The effective rates for the fixed-rate debt include the interest on the notes, the accretion of the discount, and adjustments related to hedging. The Company was in compliance with all debt covenants as of April 25, 2009. Each class of the senior fixed-rate notes (due 2011, 2016, 2019 and 2039) is redeemable by the Company at any time, subject to a make-whole premium.

Interest is payable semi-annually on the 2011, 2016, 2019 and 2039 Notes. Interest expense and cash paid for interest are summarized as follows (in millions):

	Three Months Ended		Nine Months Ended
	April 25, 2009	April 26, 2008	April 25, 2009	April 26, 2008
Interest expense	$105	$68	$232	$255
Cash paid for interest	$164	$177	$333	$362

(b) Credit Facility

In August 2007, the Company entered into a credit agreement with certain institutional lenders that provides for a $3.0 billion unsecured revolving credit facility that is scheduled to expire on August 17, 2012. Due to the bankruptcy of one of the lenders during the first quarter of fiscal 2009, the credit facility has been reduced to $2.9 billion.

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

As of April 25, 2009, the Company was in compliance with the required interest coverage ratio, and the Company had not borrowed any funds under the credit facility. The Company may also, upon the agreement of either the then existing lenders or of additional lenders not currently parties to the agreement, increase the commitments under the credit facility up to a total of $5.0 billion and/or extend the expiration date of the credit facility up to August 15, 2014.

10.	Derivative Instruments

The Company uses derivative instruments primarily to manage exposures to foreign currency exchange rate, interest rate, and equity price risks. The Company’s primary objective in holding derivatives is to reduce the volatility of earnings and cash flows associated with changes in foreign currency exchange rates, interest rates, and equity prices. The Company’s derivatives expose it to credit risk to the extent that the counterparties may be unable to meet the terms of the agreement. The Company does, however, seek to mitigate such risks by limiting its counterparties to major financial institutions. In addition, the potential risk of loss with any one counterparty resulting from this type of credit risk is monitored. Management does not expect material losses as a result of defaults by counterparties.

The fair values of the Company’s derivative instruments and the line items on the Consolidated Balance Sheet to which they were recorded as of April 25, 2009 are summarized as follows (in millions):

	DERIVATIVE ASSETS		DERIVATIVE LIABILITIES
	Balance Sheet Line Item	Fair Value	Balance Sheet Line Item	Fair Value
Derivatives designated as hedging instruments under SFAS 133:
Foreign currency derivatives	Prepaid expenses and other current assets	$15	Other current liabilities	$45
Other derivatives	Prepaid expenses and other current assets	—	Other current liabilities	2

Total		15		47
Derivatives not designated as hedging instruments under SFAS 133:
Foreign currency derivatives	Prepaid expenses and other current assets	43	Other current liabilities	13
Equity derivatives	Prepaid expenses and other current assets	4	Other current liabilities	—
Equity derivatives	Other assets	2	Other long-term liabilities	—

Total		49		13

Total		$64		$60

The effects of the Company’s derivative instruments on other comprehensive income (OCI) and the Consolidated Statement of Operations for the three months ended April 25, 2009 are summarized as follows (in millions):

		GAINS (LOSSES) RECLASSIFIED FROM ACCUMULATED OCI INTO INCOME (EFFECTIVE PORTION)		GAINS (LOSSES) RECOGNIZED IN INCOME ON DERIVATIVES (INEFFECTIVE PORTION) (1)
Derivatives Designated as Cash Flow Hedging Instruments under SFAS 133	Gains (Losses) Recognized in OCI on Derivatives (Effective Portion)	Line Item in Statements of Operations	Amount	Line Item in Statements of Operations	Amount
Foreign currency derivatives	$16	Operating expenses	$ (38)	Other income (loss), net	$ —
		Cost of sales-service	(5)	Other income (loss), net	—
Interest rate derivatives	(42)	Interest income, net	—	Interest income, net	(4)
Other derivatives	(2)	Operating expenses	(1)	Other income (loss), net	—

Total	$(28)		$ (44)		$ (4)

(1)	The Company did not exclude any component of the changes in fair value of the derivative instruments from the assessment of hedge effectiveness.

Derivatives not Designated as Hedging Instruments under SFAS 133	Line Item in Statements of Operations	Amount
Foreign currency derivatives	Other income (loss), net	$(20)
Equity derivatives	Other income (loss), net	2

Total		$(18)

As of April 25, 2009, the Company estimates that approximately $80 million of net derivative losses related to its cash flow hedges included in accumulated other comprehensive income will be reclassified into earnings within the next twelve months.

(a) Foreign Currency Risk

The Company conducts business globally in numerous currencies. As such, it is exposed to adverse movements in foreign currency exchange rates. To limit the exposure related to foreign currency changes, the Company enters into foreign currency contracts. The Company does not enter into such contracts for trading purposes.

The Company hedges certain foreign currency forecasted transactions related to certain operating expenses and service cost of sales with currency options and forward contracts. These currency option and forward contracts, designated as cash flow hedges, generally have maturities of less than 18 months. The Company assesses effectiveness based on changes in total fair value of the derivatives. The effective portion of the derivative’s gain or loss is initially reported as a component of accumulated other comprehensive income (loss) and subsequently reclassified into earnings when the hedged exposure affects earnings. The ineffective portion, if any, of the gain or loss is reported in earnings immediately. The Company did not discontinue any hedges during any of the periods presented because it was probable that the original forecasted transaction would not occur.

The Company enters into foreign exchange forward contracts to reduce the short-term effects of foreign currency fluctuations on assets and liabilities such as foreign currency receivables including long-term customer financings, investments, and payables and these derivatives are not designated as hedging instruments under SFAS 133. Gains and losses on the contracts are included in other income (loss), net, and offset foreign exchange gains and losses from the revaluation of intercompany balances or other current assets, investments, or liabilities denominated in currencies other than the functional currency of the reporting entity.

The Company hedges certain net investments in its foreign subsidiaries with forward contracts which generally have maturities of up to six months. The Company recognized a gain of $6 million in OCI for the effective portion of its net investment hedges during the three months ended April 25, 2009. The Company’s net investment hedges are not included in the above tables.

The notional amounts of the Company’s foreign currency derivatives as of April 25, 2009 were as follows (in millions):

Notional Amounts
Derivatives designated as cash flow hedging instruments under SFAS 133	$1,793
Derivatives designated as net investment hedging instruments under SFAS 133	77

Derivatives not designated as hedging instruments under SFAS 133	3,220

Total	$5,090

(b) Interest Rate Risk

Interest Rate Derivatives, Investments

The Company’s primary objective for holding fixed income securities is to achieve an appropriate investment return consistent with preserving principal and managing risk. To realize these objectives, the Company may utilize interest rate swaps or other derivatives designated as fair value or cash flow hedges. As of April 25, 2009, the Company did not have any outstanding interest rate derivatives related to its fixed income securities.

Interest Rate Derivatives, Long-Term Debt

During the third quarter of fiscal 2009, in connection with the issuance of the 2019 and 2039 Notes, the Company entered into interest rate derivatives to hedge against interest rate movements prior to the pricing of the notes. The effective portion of the hedge was recorded to accumulated other comprehensive income and will be amortized to interest expense over the respective lives of the 2019 and 2039 Notes. See Note 9.

(c) Equity Risk

The Company maintains a portfolio of publicly traded equity securities that are subject to price risk. The Company may hold equity securities for strategic purposes or diversify its overall investment portfolio. To manage its exposure to changes in the fair value of certain equity securities, the Company may enter into equity derivatives that are designated as accounting hedges. The changes in the value of the hedging instruments are included in other income (loss), net, and offset the change in the fair value of the underlying hedged investment. In addition, the Company periodically manages the risk of its investment portfolio by entering into equity derivatives that are not designated as accounting hedges. The changes in the fair value of these derivatives were also included in other income (loss), net. As of April 25, 2009, there were no equity derivatives outstanding related to the Company’s investment portfolio.

The Company is exposed to variability in compensation charges related to certain deferred compensation obligations to employees. Although not designated as accounting hedges, the Company utilizes equity derivatives to economically hedge this exposure. As of April 25, 2009, the notional amount of the derivative instruments used to hedge such liabilities was $73 million.

(d) Credit-Risk-Related Contingent Features

Certain of the Company’s derivative instruments contain credit-risk-related contingent features, such as provisions that allow a counterparty to terminate a transaction if the Company’s debt rating falls below investment grade. These provisions did not affect the Company’s financial position as of April 25, 2009.

11.	Commitments and Contingencies

(a) Operating Leases

The Company leases office space in several U.S. locations. Outside the United States, larger leased sites include sites in Australia, Belgium, China, France, Germany, India, Israel, Italy, Japan, and the United Kingdom. Future annual minimum lease payments under all noncancelable operating leases with an initial term in excess of one year as of April 25, 2009 are as follows (in millions):

Fiscal Year	Amount
2009 (remaining three months)	$70
2010	244
2011	189
2012	142
2013	121
Thereafter	482

Total	$1,248

(b) Purchase Commitments with Contract Manufacturers and Suppliers

The Company purchases components from a variety of suppliers and uses several contract manufacturers to provide manufacturing services for its products. During the normal course of business, in order to manage manufacturing lead times and help ensure adequate component supply, the Company enters into agreements with contract manufacturers and suppliers that either allow them to procure inventory based upon criteria as defined by the Company or that establish the parameters defining the Company’s requirements. A significant portion of the Company’s reported purchase commitments arising from these agreements are firm, noncancelable, and unconditional commitments. In certain instances, these agreements allow the Company the option to cancel, reschedule, and adjust the Company’s requirements based on its business needs prior to firm orders being placed. As of April 25, 2009 and July 26, 2008, the Company had total purchase commitments for inventory of $2.2 billion and $2.7 billion, respectively.

In addition, the Company records a liability for firm, noncancelable, and unconditional purchase commitments for quantities in excess of its future demand forecasts consistent with the valuation of the Company’s excess and obsolete inventory. As of April 25, 2009 and July 26, 2008, the liability for these purchase commitments was $186 million and $184 million, respectively, and was included in other current liabilities.

(c) Compensation Expense Related to Acquisitions and Investments

In connection with the Company’s purchase acquisitions, asset purchases, and acquisitions of variable interest entities, the Company has agreed to pay certain additional amounts contingent upon the achievement of certain agreed-upon technology, development, product or other milestones, or the continued employment with the Company of certain employees of acquired entities. See Note 3.

(d) Other Commitments

The Company also has certain funding commitments primarily related to its investments in privately-held companies and venture funds, some of which are based on the achievement of certain agreed-upon milestones, and some of which are required to be funded on demand. The funding commitments were approximately $311 million and $359 million as of April 25, 2009 and July 26, 2008, respectively.

(e) Variable Interest Entities

In the ordinary course of business, the Company has investments in privately-held companies and provides financing to certain customers. These privately-held companies and customers may be considered to be variable interest entities. The Company has evaluated its investments in these privately-held companies and its customer financings and has determined that there were no significant unconsolidated variable interest entities as of April 25, 2009.

(f) Product Warranties and Guarantees

The following table summarizes the activity related to the product warranty liability during the nine months ended April 25, 2009 and April 26, 2008 (in millions):

	Nine Months Ended
	April 25, 2009	April 26, 2008
Balance at beginning of period	$399	$340
Provision for warranties issued	282	376
Payments	(343)	(340)
Fair value of warranty liability acquired	—	3

Balance at end of period	$338	$379

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

The Company also provides financing guarantees, which are generally for various third-party financing arrangements to channel partners and other customers. See Note 6. The Company’s other arrangements as of April 25, 2009 that were subject to recognition and disclosure requirements under FIN 45 were not material.

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

(a) Stock Repurchase Program

In September 2001, the Company’s Board of Directors authorized a stock repurchase program. As of April 25, 2009, the Company’s Board of Directors had authorized an aggregate repurchase of up to $62 billion of common stock under this program and the remaining authorized repurchase amount was $5.6 billion with no termination date. The stock repurchase activity under the stock repurchase program during the first nine months of fiscal 2009 is summarized as follows (in millions, except per-share amounts):

Nine Months Ended April 25, 2009	Shares Repurchased	Weighted- Average Price per Share	Amount Repurchased
Cumulative balance at July 26, 2008	2,600	$20.60	$53,579
Repurchase of common stock (1)	160	17.59	2,800

Cumulative balance at April 25, 2009	2,760	$20.43	$56,379

(1)	Includes stock repurchases that were pending settlement as of April 25, 2009.

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

(b) Other Repurchases of Common Stock

The Company also repurchases shares in settlement of employee tax withholding obligations due upon the vesting of restricted stock or stock units.

(c) Comprehensive Income

The components of comprehensive income are as follows (in millions):

	Three Months Ended		Nine Months Ended
	April 25, 2009	April 26, 2008	April 25, 2009	April 26, 2008
Net income	$1,348	$1,773	$5,053	$6,038
Other comprehensive income, change in net of tax:
Unrealized gains and losses on investments	(19)	(285)	(195)	254
Derivative instruments	17	27	(136)	15
Cumulative translation adjustment and other	5	178	(429)	272

Comprehensive income before minority interest	1,351	1,693	4,293	6,579
Change in minority interest	(9)	18	22	(53)

Total	$1,342	$1,711	$4,315	$6,526

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

(a) Employee Stock Purchase Plan

The Company has an Employee Stock Purchase Plan, which includes its sub-plan, the International Employee Stock Purchase Plan (together, the “Purchase Plan”), under which 321.4 million shares of the Company’s stock have been reserved for issuance. Eligible employees may purchase a limited number of shares of the Company’s stock at a discount of up to 15% of the lesser of the market value on the subscription date or the purchase date, which at present is approximately six months after the subscription date. The Purchase Plan terminates on January 3, 2010. The Company issued 14 million shares and 9 million shares, under the Purchase Plan, during the nine months ended April 25, 2009 and April 26, 2008, respectively. As of April 25, 2009, 48 million shares were available for issuance under the Purchase Plan.

(b) Employee Stock Incentive Plans

Stock Incentive Plan Program Description

As of April 25, 2009, the Company had five stock incentive plans: the 2005 Stock Incentive Plan (the “2005 Plan”); the 1996 Stock Incentive Plan (the “1996 Plan”); the 1997 Supplemental Stock Incentive Plan (the “Supplemental Plan”); the Cisco Systems, Inc. SA Acquisition Long-Term Incentive Plan (the “SA Acquisition Plan”); and the Cisco Systems, Inc. WebEx Acquisition Long-Term Incentive Plan (the “WebEx Acquisition Plan”). In addition, the Company has, in connection with the acquisitions of various companies, assumed the share-based awards granted under stock incentive plans of the acquired companies or issued share-based awards in replacement thereof. Share-based awards are designed to reward employees for their long-term contributions to the Company and provide incentives for them to remain with the Company. The number and frequency of share-based awards are based on competitive practices, operating results of the Company, government regulations, and other factors. Since the inception of the stock incentive plans, the Company has granted share-based awards to a significant percentage of its employees, and the majority has been granted to employees below the vice president level. The Company’s primary stock incentive plans are summarized as follows:

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

General Share-Based Award Information

Stock Option Awards

A summary of the stock option activity is as follows (in millions, except per share amounts):

	STOCK OPTIONS OUTSTANDING
	Number Outstanding	Weighted- Average Exercise Price per Share
BALANCE AT JULY 28, 2007	1,289	$26.60
Granted and assumed	159	31.12
Exercised	(146)	18.50
Canceled/forfeited/expired	(103)	30.74

BALANCE AT JULY 26, 2008	1,199	27.83
Granted and assumed	5	21.40
Exercised	(20)	14.69
Canceled/forfeited/expired	(156)	49.34

BALANCE AT APRIL 25, 2009	1,028	$24.79

The following table summarizes significant ranges of outstanding and exercisable stock options as of April 25, 2009 (in millions, except years and share prices):

	STOCK OPTIONS OUTSTANDING				STOCK OPTIONS EXERCISABLE
Range of Exercise Prices	Number Outstanding	Weighted- Average Remaining Contractual Life (in Years)	Weighted- Average Exercise Price per Share	Aggregate Intrinsic Value	Number Exercisable	Weighted- Average Exercise Price per Share	Aggregate Intrinsic Value
$ 0.01 – 15.00	84	3.00	$11.25	$602	79	$11.29	$558
15.01 – 18.00	184	4.23	17.29	208	141	17.14	182
18.01 – 20.00	247	3.82	19.22	1	221	19.22	1
20.01 – 25.00	217	5.23	22.46	—	137	22.23	—
25.01 – 35.00	177	7.07	30.53	—	60	30.36	—
35.01 – 68.56	119	0.52	53.23	—	119	53.22	—

Total	1,028	4.30	$24.79	$811	757	$24.81	$741

The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based on the Company’s closing stock price of $18.42 as of April 24, 2009, which would have been received by the option holders had those option holders exercised their stock options as of that date. The total number of in-the-money stock options exercisable as of April 25, 2009 was 223 million. As of July 26, 2008, 795 million outstanding stock options were exercisable and the weighted-average exercise price was $29.53.

Restricted Stock and Stock Unit Awards

A summary of the restricted stock and stock unit activity is as follows (in millions, except per-share amounts):

	Restricted Stock/Stock Units	Weighted- Average Price per Share
BALANCE AT JULY 28, 2007	11	$22.52
Granted and assumed	4	27.29
Vested	(4)	22.49
Canceled/forfeited	(1)	24.24

BALANCE AT JULY 26, 2008	10	24.27
Granted and assumed	38	21.57
Vested	(3)	23.39
Canceled/forfeited	(1)	22.93

BALANCE AT APRIL 25, 2009	44	$22.29

Certain of the restricted stock units are awarded contingent on the future achievement of financial performance metrics.

Share-Based Awards Available for Grant

A summary of share-based awards available for grant are as follows (in millions):

Share- Based Awards Available for Grant
BALANCE AT JULY 28, 2007	294
Options granted and assumed	(159)
Restricted stock, stock units, and other share-based awards granted and assumed	(11)
Share-based awards canceled/forfeited	27
Additional shares reserved	211

BALANCE AT JULY 26, 2008	362
Options granted and assumed	(5)
Restricted stock, stock units, and other share-based awards granted and assumed	(95)
Share-based awards canceled/forfeited	32
Additional shares reserved	2

BALANCE AT APRIL 25, 2009	296

As reflected in the table above, for each share awarded as restricted stock or subject to a restricted stock unit award under the 2005 Plan subsequent to November 15, 2007, an equivalent of 2.5 shares is deducted from the available share-based award balance.

Valuation and Expense Information Under SFAS 123(R)

Share-based compensation expense recognized under Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123(R)”) consists primarily of expenses for stock options, stock purchase rights, restricted stock, and restricted stock units granted to employees. The following table summarizes employee share-based compensation expense (in millions):

	Three Months Ended		Nine Months Ended
	April 25, 2009	April 26, 2008	April 25, 2009	April 26, 2008
Cost of sales—product	$12	$10	$33	$30
Cost of sales—service	31	27	94	80

Employee share-based compensation expense in cost of sales	43	37	127	110

Research and development	82	78	248	224
Sales and marketing	103	114	320	324
General and administrative	49	39	140	109

Employee share-based compensation expense in operating expenses	234	231	708	657

Total employee share-based compensation expense (1)	$277	$268	$835	$767

(1)

Share-based compensation expense of $22 million and $66 million related to acquisitions and investments for the three and nine months ended April 25, 2009, respectively, and $22 million and $67 million for the three and nine months ended April 26, 2008, respectively, is disclosed in Note 3 and is not included in the above table.

As of April 25, 2009, total compensation cost related to unvested share-based awards, including share-based compensation relating to acquisitions and investments, not yet recognized was $3.1 billion, which is expected to be recognized over approximately 3.0 years on a weighted-average basis. The income tax benefit for employee share-based compensation expense was $74 million and $224 million for the three and nine months ended April 25, 2009, respectively, and $87 million and $247 million for the three and nine months ended April 26, 2008, respectively.

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

The valuation of employee stock options is summarized as follows:

	Nine Months Ended
	April 25, 2009	April 26, 2008
Number of options granted (in millions)	5	148
Weighted-average assumptions:
Expected volatility	37.7%	31.0%
Risk-free interest rate	2.9%	4.3%
Expected dividend	0.0%	0.0%
Kurtosis	4.6	4.6
Skewness	(0.27)	(0.80)
Weighted-average expected life (in years)	5.9	6.3
Weighted-average estimated grant date fair value (per option share)	$6.81	$9.75

The valuation of employee stock purchase rights is summarized as follows:

	Nine Months Ended
	April 25, 2009	April 26, 2008
Expected volatility	43.4%	33.0%
Risk-free interest rate	0.3%	3.3%
Expected dividend	0.0%	0.0%
Weighted-average expected life (in years)	0.5	0.5
Weighted-average estimated grant date fair value (per share)	$4.61	$6.58

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

14.	Income Taxes

The following table provides details of income taxes (in millions, except percentages):

	Three Months Ended		Nine Months Ended
	April 25, 2009	April 26, 2008	April 25, 2009	April 26, 2008
Effective tax rate	20.1%	23.2%	18.0%	20.2%
Cash paid for income taxes	$406	$590	$999	$1,992

The effective tax rate for the nine months ended April 25, 2009 reflected a $106 million tax benefit recorded in the first quarter of fiscal 2009 as a result of the Tax Extenders and Alternative Minimum Tax Relief Act of 2008, which reinstated the U.S. federal R&D tax credit retroactive to January 1, 2008. The effective tax rate for the nine months ended April 26, 2008 reflected a net tax benefit of $162 million recorded in the first quarter of fiscal 2008 from the settlement of certain tax matters with the Internal Revenue Service (“IRS”).

The amount of unrecognized tax benefits was determined in accordance with Financial Interpretation No. 48, “Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109” (“FIN 48”). The Company had $2.6 billion of unrecognized tax benefits as of April 25, 2009, of which $2.2 billion, if recognized, would favorably impact the effective tax rate at April 25, 2009. Although timing of the resolution of audits is highly uncertain, the Company does not believe it is reasonably possible that the total amount of unrecognized tax benefits as of April 25, 2009 will materially change in the next 12 months.

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

The Company does not allocate research and development, sales and marketing, or general and administrative expenses to its geographic theaters in this internal management system because management does not include the information in its measurement of the performance of the operating segments. In addition, the Company does not allocate amortization of acquisition-related intangible assets and share-based compensation expense to the gross margin for each theater because management does not include this information in its measurement of the performance of the operating segments.

Summarized financial information by theater for the three and nine months ended April 25, 2009 and April 26, 2008, based on the Company’s internal management system and as utilized by the Company’s Chief Operating Decision Maker (CODM), is as follows (in millions):

	Three Months Ended		Nine Months Ended
	April 25, 2009	April 26, 2008 (3)	April 25, 2009	April 26, 2008 (3)
Net sales:
United States and Canada (1)	$4,308	$5,094	$14,593	$15,805
European Markets	1,848	2,154	6,009	6,053
Emerging Markets	880	1,130	3,198	3,232
Asia Pacific	808	1,042	2,753	3,077
Japan	318	371	1,029	1,009

Total	$8,162	$9,791	$27,582	$29,176

Gross margin:
United States and Canada	$2,825	$3,279	$9,515	$10,354
European Markets	1,231	1,425	3,987	3,961
Emerging Markets	532	718	1,959	1,980
Asia Pacific	499	683	1,727	2,000
Japan	228	259	723	709

Theater total	5,315	6,364	17,911	19,004
Unallocated corporate items (2)	(86)	(94)	(278)	(289)

Total	$5,229	$6,270	$17,633	$18,715

(1)

Net sales in the United States were $4.1 billion and $4.8 billion for the three months ended April 25, 2009 and April 26, 2008, respectively. Net sales in the United States were $13.8 billion and $15.0 billion for the nine months ended April 25, 2009 and April 26, 2008, respectively.

(2)

The unallocated corporate items for the three and nine months ended April 25, 2009 and April 26, 2008 include the effects of amortization of acquisition-related intangible assets and share-based compensation expense.

(3)	Certain reclassifications have been made to prior period amounts to conform to the current period’s presentation.

(b) Net Sales for Groups of Similar Products and Services

The following table presents net sales for groups of similar products and services (in millions):

	Three Months Ended		Nine Months Ended
	April 25, 2009	April 26, 2008	April 25, 2009	April 26, 2008
Net sales:
Routers	$1,385	$2,028	$4,785	$5,858
Switches	2,588	3,222	9,196	9,918
Advanced technologies	2,077	2,371	7,191	7,060
Other	370	578	1,230	1,623

Product	6,420	8,199	22,402	24,459
Service	1,742	1,592	5,180	4,717

Total	$8,162	$9,791	$27,582	$29,176

Certain reclassifications have been made to prior period amounts to conform to the current period’s presentation.

The Company refers to some of its products and technologies as advanced technologies. As of April 25, 2009, the Company had identified the following advanced technologies for particular focus: application networking services, home networking, security, storage area networking, unified communications, video systems, and wireless technology. The Company continues to identify additional advanced technologies for focus and investment in the future, and the Company’s investments in some previously identified advanced technologies may be curtailed or eliminated depending on market developments.

(c) Other Segment Information

The majority of the Company’s assets, excluding cash and cash equivalents and investments, as of April 25, 2009 and July 26, 2008 were attributable to its U.S. operations. The Company’s total cash and cash equivalents and investments held outside of the United States in various foreign subsidiaries was $27.2 billion as of April 25, 2009, and the remaining $6.4 billion was held in the United States. For the three months and nine months ended April 25, 2009 and April 26, 2008, no single customer accounted for 10% or more of the Company’s net sales.

Property and equipment information is based on the physical location of the assets. The following table presents property and equipment information for geographic areas (in millions):

	April 25, 2009	July 26, 2008
Property and equipment, net:
United States	$3,414	$3,478
International	675	673

Total	$4,089	$4,151

16.	Net Income per Share

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

The following table presents the calculation of basic and diluted net income per share (in millions, except per-share amounts):

	Three Months Ended		Nine Months Ended
	April 25, 2009	April 26, 2008	April 25, 2009	April 26, 2008
Net income	$1,348	$1,773	$5,053	$6,038

Weighted-average shares — basic	5,805	5,942	5,844	6,014
Effect of dilutive potential common shares	13	127	27	188

Weighted-average shares — diluted	5,818	6,069	5,871	6,202

Net income per share — basic	$0.23	$0.30	$0.86	$1.00

Net income per share — diluted	$0.23	$0.29	$0.86	$0.97

Antidilutive employee share-based awards	977	649	1,008	557

17.	Pending Business Combinations

On April 9, 2009, the Company announced a definitive agreement to acquire privately-held Tidal Software, Inc. (“Tidal Software”) for an estimated $105 million payable in cash and retention-based incentives. Tidal Software is the creator of intelligent application management and automation solutions, which are expected to further advance the Company’s enterprise data center strategy by enhancing product and service delivery offerings. The acquisition closed on May 19, 2009.

On March 19, 2009, the Company announced that it had entered into a definitive agreement to acquire privately-held Pure Digital Technologies, Inc. (“Pure Digital”) for an estimated $590 million, payable in stock in exchange for all shares of Pure Digital, and up to $15 million in retention-based equity incentives for continuing employees. Pure Digital is a pioneer in developing consumer-friendly video solutions with mass-market appeal. The acquisition of Pure Digital supports the Company’s strategy regarding the media-enabled home and the consumer market transition to visual networking. The acquisition is expected to close in May 2009.

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

Overview

In the third quarter of fiscal 2009, our results reflected a 17% decrease in net sales compared with the third quarter of fiscal 2008. Net sales were down 5% for the first nine months of fiscal 2009 compared with the corresponding period of fiscal 2008. In the third quarter of fiscal 2009, our markets continued to be affected by the global macroeconomic downturn across our geographic theaters. During the third quarter and first nine months of fiscal 2009, our sales to the service provider, enterprise, and commercial markets declined as a result of cautious spending by customers in those markets. Our public sector sales increased in some theaters but declined overall.

Compared with the corresponding periods of fiscal 2008, net income decreased by 24% and 16% in the third quarter and the first nine months of fiscal 2009, respectively, primarily as a result of the lower revenue. Lower interest and other income during the third quarter and the first nine months of fiscal 2009, compared with the corresponding periods in fiscal 2008, also contributed to the decrease in net income. These factors were partially offset by lower operating expenses, which were due in part to our expense management initiatives. Net income per diluted share decreased by 21% and 11% in the third quarter and the first nine months of fiscal 2009, respectively, compared with the corresponding periods of fiscal 2008.

Strategy and Focus Areas

We are pursuing a multifaceted strategy for managing through the economic downturn and addressing the current business climate that involves our focus on the following:

•

Execution on our vision and strategy: Our vision of how the industry will evolve is being driven by the increasing role intelligent networks will play as nearly all forms of communication and information technology are enabled by the network. Our differentiated strategy enabled by networked collaboration, we believe, will allow us to move into market adjacencies with speed, scale and flexibility.

•

Collaboration and Web 2.0 technologies: The investments we have made and our architectural approach are based on the belief that collaboration and networked Web 2.0 technologies that enable user collaboration, including unified communications and Cisco TelePresence systems, will create new market opportunities for us.

•

Resource management and realignment: During the third quarter of fiscal 2009, we continued to realign resources to increase the focus on our priorities and reduce expenses. We plan to continue such initiatives in the fourth quarter of fiscal 2009.

•

United States and selected emerging countries: We intend to continue to devote particular attention to two distinct geographic sectors: the United States and selected emerging market countries. We continue to believe the U.S. economy may be the first major economy to recover. We also believe that selected emerging countries may be less adversely impacted during this economic downturn as compared with other countries.

•

The network as the platform: We believe that video applications, including Internet Protocol television (IPTV), Cisco TelePresence systems, unified communications, physical security and other video products, have the potential to accelerate the growth of bandwidth demand and to increase loads on networks, which may require upgrades to existing networks, as well as to accelerate deployment of collaboration infrastructure within enterprises. We believe that the increased use of the network as the platform for all forms of communications and information technology will continue to create opportunities for us.

Our strategy draws from our experience from managing through previous economic downturns. As we have done in the past, we will attempt to use the current economic downturn as an opportunity to expand our share of our customers’ information technology spending and to continue moving into product markets similar, related, or adjacent to those in which we currently are active, which we refer to as market adjacencies. We have expanded our movement into market adjacencies while at the same time realigning our resources and reducing expenses.

We believe the market is at an inflection point, in terms of its awareness, that intelligent networks are becoming the platform for productivity and global competitiveness. We further believe that disruption in the enterprise data center will accelerate in the next 12 months, due to changing technology trends such as the increasing adoption of virtualization and the rise in scaleable processing. As a result of these developments, a significant market transition appears to be underway in the enterprise data center as networking, computing, storage and software technologies begin to converge in new ways. We are seeking to capitalize on this market transition through, among other things, our recently announced Cisco Unified Computing System and Cisco Nexus product families, which are designed to integrate the previously siloed technologies in the enterprise data center with a unified architecture.

The competitive landscape in our markets is changing, and we expect there will be a new class of very large, well-financed and aggressive competitors bringing their own new class of products to address this new enterprise data center market. However, with respect to this market, we believe the network will be the intersection of innovation through an open ecosystem and standards. We expect to see acquisitions, industry consolidation, and new alliances among companies as they also build toward serving the enterprise data center market. As we enter this next market phase, we expect that we will strengthen certain strategic alliances, compete more with certain strategic alliances and partners, and perhaps also encounter new competitors, in our attempt to deliver the best solutions for our customers.

In addition to focusing on the enterprise data center, our strategy seeks to move into market adjacencies, and to capitalize on the increased role of video, collaboration, and networked Web 2.0 technologies across our customer markets. Cisco TelePresence systems are one example of our product offerings in the service provider, enterprise, and commercial markets with regard to video, collaboration, and networked Web 2.0 technologies, as customers in these markets evolve their communications and business models.

Our approach of aiming to achieve balance across products and services, customer markets, and geographic theaters has contributed to the growth we experienced in the past. We have delivered several new products recently, and we are pleased with the breadth and depth of our innovation across all aspects of our business and the impact that we believe this innovation will have on our long-term prospects. We believe that our strategy and our ability to innovate and execute may enable us to improve our relative competitive position in difficult business conditions and may continue to provide us with long-term growth opportunities.

Revenue

For the third quarter and first nine months of fiscal 2009, our total revenue decreased across our four largest geographic theaters on a year-over-year basis. In the third quarter and the first nine months of fiscal 2009, our net service revenue increased by approximately 9% and 10%, respectively, compared with the corresponding periods of fiscal 2008, reflecting increased service revenue in all of our geographic theaters. Our service and support strategy seeks to capitalize on increased globalization. We believe this strategy, along with our architectural approach, has the potential to further differentiate us from competitors. Our net product sales declined year over year across almost all of our product categories in the third quarter and first nine months of fiscal 2009, except for sales of our advanced technologies, which increased slightly in the first nine months of fiscal 2009. Within our advanced technologies category, video systems, unified communications and security products showed strength relative to other products in this category during the first nine months of fiscal 2009.

In the third quarter and the first nine months of fiscal 2009, our revenue from routing products declined by 32% and 18%, respectively, compared with the corresponding periods of fiscal 2008, as sales decreased across all router product categories from high-end to low-end routers. In the third quarter and the first nine months of fiscal 2009, our revenue from switching products declined by 20% and 7%, respectively, compared with the corresponding periods of fiscal 2008.

In view of the decline in our business that we experienced in the second and third quarters of fiscal 2009, we anticipate that our total revenue will continue to decline on a year-over-year basis in the fourth quarter of fiscal 2009.

Gross Margin

In the third quarter of fiscal 2009, our gross margin percentage increased slightly compared with the third quarter of fiscal 2008. The slight increase resulted from higher service gross margin, partially offset by lower product gross margin. Product gross margin was lower compared with the third quarter of fiscal 2008 due to higher sales discounts and rebates, product pricing, product mix, and lower shipment volume, partially offset by lower manufacturing costs. Our gross margin percentage for the first nine months of fiscal 2009 declined slightly compared with the corresponding period of fiscal 2008. If our shipment volumes, product mix, pricing, or other significant factors that impact our product gross margin continue to be adversely affected by the economic downturn or market factors, our gross margin could decline.

Operating Expenses

Operating expenses in the third quarter and the first nine months of fiscal 2009 decreased in absolute dollars, but increased as a percentage of revenue, compared with the corresponding periods of fiscal 2008. For the third quarter of fiscal 2009, lower headcount-related and discretionary expenses, as well as lower acquisition-related milestone payments, contributed to the decrease in absolute dollars. For the first nine months of fiscal 2009, operating expenses were relatively flat compared with the corresponding period of fiscal 2008. During the third quarter of fiscal 2009, we continued to realign resources to better focus on our priorities as well as to reduce our operating expenses, as part of our strategy to address the global economic downturn. In the near term, we anticipate that despite our efforts in this area, operating expenses may continue to increase as a percentage of total revenue, as the anticipated cost savings may not keep pace with expected revenue declines.

Other Financial Highlights

The following is a summary of other financial highlights for the third quarter and first nine months of fiscal 2009:

•

We generated cash flows from operations of $2.0 billion and $7.9 billion during the third quarter and first nine months of fiscal 2009, respectively. Our cash and cash equivalents, together with our investments, were $33.6 billion at the end of the third quarter of fiscal 2009, compared with $26.2 billion at the end of fiscal 2008.

•	Our total deferred revenue at the end of the third quarter of fiscal 2009 was $8.8 billion, compared with $8.9 billion at the end of fiscal 2008.

•

We repurchased 77 million shares of our common stock for $1.2 billion during the third quarter of fiscal 2009 and a total of 160 million shares for $2.8 billion for the first nine months of fiscal 2009.

•	Days sales outstanding in accounts receivable (DSO) at the end of the third quarter of fiscal 2009 was 27 days, compared with 34 days at the end of fiscal 2008.

•

Our inventory balance was $1.0 billion at the end of the third quarter of fiscal 2009, compared with $1.2 billion at the end of fiscal 2008. Annualized inventory turns were 11.0 in the third quarter of fiscal 2009, compared with 11.9 in the fourth quarter of fiscal 2008. Our purchase commitments with contract manufacturers and suppliers were $2.2 billion at the end of the third quarter of fiscal 2009, compared with $2.7 billion at the end of fiscal 2008.

•	During the third quarter of fiscal 2009, we completed an offering of senior unsecured notes in an aggregate principal amount of $4.0 billion.

We believe that our strong cash position, our solid balance sheet, our visibility into our supply chain, our high-quality investment portfolio management, and our financing capabilities together provide a key competitive advantage and collectively enable us to be well positioned to manage our business through the current economic downturn.

Critical Accounting Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires us to make judgments, assumptions, and estimates that affect the amounts reported in the Consolidated Financial Statements and accompanying notes. Note 2 to the Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended July 26, 2008, as updated where applicable in Note 2 herein, describes the significant accounting policies and methods used in the preparation of the Consolidated Financial Statements.

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

Revenue deferrals relate to the timing of revenue recognition for specific transactions based on financing arrangements, service, support, and other factors. Financing arrangements may include sales-type, direct-financing, and operating leases, loans, and guarantees of third-party financing. Our total deferred revenue for products was $2.7 billion as of both April 25, 2009 and July 26, 2008. Technical support services revenue is deferred and recognized ratably over the period during which the services are to be performed, which typically ranges from one to three years. Advanced services revenue is recognized upon delivery or completion of performance. Our total deferred revenue for services was $6.1 billion as of both April 25, 2009 and July 26, 2008.

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

Allowance for Doubtful Accounts and Sales Returns

Our accounts receivable balance, net of allowance for doubtful accounts, was $2.4 billion and $3.8 billion as of April 25, 2009 and July 26, 2008, respectively. The allowance for doubtful accounts was $203 million, or 7.8% of the gross accounts receivable balance, as of April 25, 2009, and $177 million, or 4.4% of the gross accounts receivable balance, as of July 26, 2008. The allowance is based on our assessment of the collectibility of customer accounts. We regularly review the allowance by considering factors such as historical experience, credit quality, age of the accounts receivable balances, and current economic conditions that may affect a customer’s ability to pay.

Our provision for doubtful accounts was $36 million and $34 million for the first nine months of fiscal 2009 and 2008, respectively. If a major customer’s creditworthiness deteriorates, or if actual defaults are higher than our historical experience, or if other circumstances arise, our estimates of the recoverability of amounts due to us could be overstated, and additional allowances could be required, which could have an adverse impact on our revenue.

A reserve for future sales returns is established based on historical trends in product return rates. The reserve for future sales returns as of April 25, 2009 and July 26, 2008 was $73 million and $103 million, respectively, and was recorded as a reduction of our accounts receivable. If the actual future returns were to deviate from the historical data on which the reserve had been established, our revenue could be adversely affected.

Inventory Valuation and Liability for Purchase Commitments with Contract Manufacturers and Suppliers

Our inventory balance was $1.0 billion and $1.2 billion as of April 25, 2009 and July 26, 2008, respectively. Inventory is written down based on excess and obsolete inventories determined primarily by future demand forecasts. Inventory write-downs are measured as the difference between the cost of the inventory and market based upon assumptions about future demand and are charged to the provision for inventory, which is a component of our cost of sales. At the point of the loss recognition, a new, lower cost basis for that inventory is established, and subsequent changes in facts and circumstances do not result in the restoration or increase in that newly established cost basis.

We record a liability for firm, noncancelable, and unconditional purchase commitments with contract manufacturers and suppliers for quantities in excess of our future demand forecasts consistent with the valuation of our excess and obsolete inventory. As of April 25, 2009, the liability for these purchase commitments was $186 million, compared with $184 million as of July 26, 2008 and was included in other current liabilities.

Our provision for inventory was $64 million and $83 million for the first nine months of fiscal 2009 and 2008, respectively. The provision for the liability related to purchase commitments with contract manufacturers and suppliers was $77 million and $75 million for the first nine months of fiscal 2009 and 2008, respectively. If there were to be a sudden and significant decrease in demand for our products, or if there were a higher incidence of inventory obsolescence because of rapidly changing technology and customer requirements, we could be required to increase our inventory write-downs and our liability for purchase commitments with contract manufacturers and suppliers and gross margin could be adversely affected. Inventory and supply chain management remain areas of focus as we balance the need to maintain supply chain flexibility to help ensure competitive lead times with the risk of inventory obsolescence.

Warranty Costs

The liability for product warranties, included in other current liabilities, was $338 million as of April 25, 2009, compared with $399 million as of July 26, 2008. See Note 11 to the Consolidated Financial Statements. Our products are generally covered by a warranty for periods ranging from 90 days to five years, and for some products we provide a limited lifetime warranty. We accrue for warranty costs as part of our cost of sales based on associated material costs, technical support labor costs, and associated overhead. Material cost is estimated based primarily upon historical trends in the volume of product returns within the warranty period and the cost to repair or replace the equipment. Technical support labor cost is estimated based primarily upon historical trends in the rate of customer cases and the cost to support the customer cases within the warranty period. Overhead cost is applied based on estimated time to support warranty activities.

The provision for product warranties issued during the first nine months of fiscal 2009 and 2008 was $282 million and $376 million, respectively. If we experience an increase in warranty claims compared with our historical experience, or if the cost of servicing warranty claims is greater than expected, our gross margin could be adversely affected.

Share-Based Compensation Expense

Share-based compensation expense recognized under SFAS 123(R) was as follows (in millions):

	Three Months Ended		Nine Months Ended
	April 25, 2009	April 26, 2008	April 25, 2009	April 26, 2008
Employee share-based compensation expense	$277	$268	$835	$767
Share-based compensation expense related to acquisitions and investments	22	22	66	67

Total	$299	$290	$901	$834

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

Fair Value Measurements

Our fixed income and publicly traded equity securities, collectively, are reflected in the Consolidated Balance Sheets at a fair value of $26.2 billion as of April 25, 2009, compared with $21.0 billion as of July 26, 2008. See Note 7 to the Consolidated Financial Statements. We apply SFAS 157 in determining the fair value of our investment securities. As described more fully in Note 8 to the Consolidated Financial Statements, SFAS 157 establishes a valuation hierarchy based on the level of independent, objective evidence available regarding the value of the investments. It establishes three classes of investments: Level 1 consists of securities for which there are quoted prices in active markets for identical securities; Level 2 consists of securities for which inputs other than Level 1 inputs are used, such as prices for similar securities in active markets or for identical securities in inactive markets and model-derived valuations for which the variables are derived from, or corroborated by, observable market data; and Level 3 consists of securities for which there are unobservable inputs to the valuation methodology that are significant to the measurement of the fair value.

Our fixed income investment portfolio consists primarily of high-quality investment grade securities and as of April 25, 2009 had a weighted-average credit rating exceeding AA. Our Level 2 securities are valued using quoted market prices for similar instruments, nonbinding market prices that are corroborated by observable market data, or discounted cash flow techniques in limited circumstances. We use inputs such as actual trade data, benchmark yields, broker/dealer quotes, and other similar data, which are obtained from independent pricing vendors, quoted market prices, or other sources to determine the ultimate fair value of our assets and liabilities. We use such pricing data as the primary input, to which we have not made any material adjustments during the first nine months of fiscal 2009, to make our assessments and determinations as to the ultimate valuation of our investment portfolio and we are ultimately responsible for the financial statements and underlying estimates. The fair value and inputs are reviewed for reasonableness, may be further validated by comparison to publicly available information and could be adjusted based on market indices or other information that management deems material to their estimate of fair value.

In the current market environment, the assessment of fair value can be difficult and subjective. However, because of the relative reliability of the inputs we use to value our investment portfolio, and because substantially all of our valuation inputs are obtained using quoted market prices for similar or identical assets, we do not believe that the nature of estimates and assumptions affected by levels of subjectivity and judgment was material to the valuation of the investment portfolio as of April 25, 2009. Level 3 assets do not represent a significant portion of our total investment portfolio as of April 25, 2009.

We recognize an impairment charge when the declines in the fair values of our fixed income or publicly traded equity securities fall below their cost basis and the declines are judged to be other-than-temporary. The ultimate value realized on these securities, to the extent unhedged, is subject to market price volatility until they are sold. We consider various factors in determining whether we should recognize an impairment charge, including the length of time and extent to which the fair value has been less than our cost basis, the financial condition and near-term prospects of the investee, and our intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value. Our ongoing consideration of these factors could result in additional impairment charges in the future, which could adversely affect our net income. The total impairment charges on investments in fixed income securities and publicly traded equity securities during the first nine months of fiscal 2009 were $258 million. There were no impairments of fixed income or publicly traded equity securities during the first nine months of fiscal 2008. Our impairment charges on investments in privately-held companies were $68 million and $9 million during the first nine months of fiscal 2009 and 2008, respectively.

Goodwill Impairments

Our methodology for allocating the purchase price relating to purchase acquisitions is determined through established valuation techniques. Goodwill is measured as the excess of the cost of acquisition over the sum of the amounts assigned to tangible and identifiable intangible assets acquired less liabilities assumed. We perform goodwill impairment tests on an annual basis in the fourth fiscal quarter and between annual tests in certain circumstances for each reporting unit. The goodwill recorded in the Consolidated Balance Sheets as of April 25, 2009 and July 26, 2008 was $12.6 billion and $12.4 billion, respectively. In response to changes in industry and market conditions, we could be required to strategically realign our resources and consider restructuring, disposing of, or otherwise exiting businesses, which could result in an impairment of goodwill. There was no impairment of goodwill in the first nine months of fiscal 2009 and 2008.

Income Taxes

We are subject to income taxes in the United States and numerous foreign jurisdictions. Our effective tax rates differ from the statutory rate primarily due to the tax impact of state taxes, foreign operations, R&D tax credits, tax audit settlements, nondeductible compensation, and international realignments. Our effective tax rate was 20.1% and 23.2% in the third quarter of fiscal 2009 and 2008, respectively. Our effective tax rate was 18.0% and 20.2% for the first nine months of fiscal 2009 and 2008, respectively.

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

Our provision for income taxes is subject to volatility and could be adversely impacted by earnings being lower than anticipated in countries that have lower tax rates and higher than anticipated in countries that have higher tax rates; by changes in the valuation of our deferred tax assets and liabilities; by expiration of or lapses in the R&D tax credit laws; by transfer pricing adjustments including the effect of acquisitions on our intercompany R&D cost sharing arrangement and legal structure; by tax effects of nondeductible compensation; by tax costs related to intercompany realignments; by changes in accounting principles; or by changes in tax laws and regulations including possible U.S. changes to the taxation of earnings of our foreign subsidiaries, the deductibility of expenses attributable to foreign income, or the foreign tax credit rules. Significant judgment is required to determine the recognition and measurement attribute prescribed in FIN 48. In addition, FIN 48 applies to all income tax positions, including the potential recovery of previously paid taxes, which if settled unfavorably could adversely impact our provision for income taxes or additional paid-in capital. Further, as a result of certain of our ongoing employment and capital investment actions and commitments, our income in certain countries is subject to reduced tax rates and in some cases is wholly exempt from tax. Our failure to meet these commitments could adversely affect our provision for income taxes. In addition, we are subject to the continuous examination of our income tax returns by the Internal Revenue Service and other tax authorities. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes. There can be no assurance that the outcomes from these continuous examinations will not have an adverse impact on our operating results and financial condition.

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

Net Sales

The following table presents the breakdown of net sales between product and service revenue (in millions, except percentages):

	Three Months Ended				Nine Months Ended
	April 25, 2009	April 26, 2008	Variance in Dollars	Variance in Percent	April 25, 2009	April 26, 2008	Variance in Dollars	Variance in Percent
Net sales:
Product	$6,420	$8,199	$(1,779)	(21.7)%	$22,402	$24,459	$(2,057)	(8.4)%
Service	1,742	1,592	150	9.4%	5,180	4,717	463	9.8%

Total	$8,162	$9,791	$(1,629)	(16.6)%	$27,582	$29,176	$(1,594)	(5.5)%

Net sales, which include product and service revenue, for each theater are summarized in the following table (in millions, except percentages):
	Three Months Ended				Nine Months Ended
	April 25, 2009	April 26, 2008	Variance in Dollars	Variance in Percent	April 25, 2009	April 26, 2008	Variance in Dollars	Variance in Percent
Net sales:
United States and Canada	$4,308	$5,094	$(786)	(15.4)%	$14,593	$15,805	$(1,212)	(7.7)%
Percentage of net sales	52.8%	52.1%			52.9%	54.2%
European Markets	1,848	2,154	(306)	(14.2)%	6,009	6,053	(44)	(0.7)%
Percentage of net sales	22.6%	22.0%			21.8%	20.7%
Emerging Markets	880	1,130	(250)	(22.1)%	3,198	3,232	(34)	(1.1)%
Percentage of net sales	10.8%	11.5%			11.6%	11.1%
Asia Pacific	808	1,042	(234)	(22.5)%	2,753	3,077	(324)	(10.5)%
Percentage of net sales	9.9%	10.6%			10.0%	10.5%
Japan	318	371	(53)	(14.3)%	1,029	1,009	20	2.0%
Percentage of net sales	3.9%	3.8%			3.7%	3.5%

Total	$8,162	$9,791	$(1,629)	(16.6)%	$27,582	$29,176	$(1,594)	(5.5)%

In the third quarter of fiscal 2009, we experienced a decline in our business compared with the third quarter of fiscal 2008 that we believe was due to the continued global economic downturn and the effect it has had on information technology spending. The weakness was reflected among our service provider, enterprise, and commercial markets generally, and across all geographic theaters. We expect that our net product sales across our geographic theaters will continue to be impacted by this unfavorable economic environment.

We conduct business globally in numerous currencies. The direct effect of foreign currency fluctuations on sales has not been material because our sales are primarily denominated in U.S. dollars. However, if the U.S. dollar strengthens relative to other currencies, it could have an indirect effect on our sales to the extent it raises the cost of our products to non-U.S. customers and thereby reduces demand. A weaker U.S. dollar could have the opposite effect. However, the precise indirect effect of currency fluctuations is difficult to measure or predict because our sales are influenced by many factors in addition to the impact of such currency fluctuations.

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

Net Product Sales by Theater

The following table presents the breakdown of net product sales by theater (in millions, except percentages):

	Three Months Ended				Nine Months Ended
	April 25, 2009	April 26, 2008	Variance in Dollars	Variance in Percent	April 25, 2009	April 26, 2008	Variance in Dollars	Variance in Percent
Net product sales:
United States and Canada	$3,192	$4,060	$(868)	(21.4)%	$11,271	$12,676	$(1,405)	(11.1)%
Percentage of net product sales	49.6%	49.5%			50.3%	51.8%
European Markets	1,570	1,886	(316)	(16.8)%	5,179	5,274	(95)	(1.8)%
Percentage of net product sales	24.5%	23.0%			23.1%	21.6%
Emerging Markets	718	1,010	(292)	(28.9)%	2,740	2,912	(172)	(5.9)%
Percentage of net product sales	11.2%	12.3%			12.2%	11.9%
Asia Pacific	679	924	(245)	(26.5)%	2,364	2,732	(368)	(13.5)%
Percentage of net product sales	10.6%	11.3%			10.6%	11.2%
Japan	261	319	(58)	(18.2)%	848	865	(17)	(2.0)%
Percentage of net product sales	4.1%	3.9%			3.8%	3.5%

Total	$6,420	$8,199	$(1,779)	(21.7)%	$22,402	$24,459	$(2,057)	(8.4)%

United States and Canada

Net product sales in the United States and Canada theater for the third quarter and the first nine months of fiscal 2009 decreased compared with the corresponding periods of fiscal 2008, which we believe was primarily attributable to the continued weakness in the macroeconomic environment in this theater during the third quarter and the first nine months of fiscal 2009 and its effect on our sales across our customer markets. For the third quarter and first nine months of fiscal 2009, we experienced lower sales across our service provider, enterprise, and commercial markets compared with the corresponding periods of fiscal 2008. The lower sales in our service provider market for both periods were primarily due to lower spending by a few large customers, and the lower sales in our enterprise and commercial markets were primarily due to the cautious spending by these customers. Sales to the U.S. federal government increased year over year for both the third quarter and the first nine months of fiscal 2009, while our sales to state and local governments decreased for the respective periods.

European Markets

Net product sales in the European Markets theater during the third quarter of fiscal 2009 decreased compared with the third quarter of fiscal 2008. We experienced a decline in net product sales in most of the large countries in this theater, including the United Kingdom and Germany, primarily due to challenging economic conditions in those countries during the third quarter of fiscal 2009. For the first nine months of fiscal 2009, net product sales decreased only slightly compared with the first nine months of fiscal 2008.

Emerging Markets

In the third quarter of fiscal 2009, net product sales in the Emerging Markets theater decreased compared with the third quarter of fiscal 2008, as a result of decreased sales across our customer markets, with particular weakness in the service provider and enterprise markets. In terms of geographies, in the third quarter of fiscal 2009, we experienced weakness in Russia, Mexico, and Brazil, among other countries in this theater. For the first nine months of fiscal 2009, net product sales in the Emerging Markets theater decreased moderately compared with the first nine months of fiscal 2008, as the weakness in the second and third quarters of fiscal 2009 was partially offset by growth in the first quarter of fiscal 2009. Certain of our customers in the Emerging Markets theater tend to make large and sporadic purchases, and the net sales related to these transactions may also be affected by the timing of revenue recognition. Further, some customers may continue to require greater levels of financing arrangements, service, and support in future periods which may also impact the timing of recognition of the revenue for this theater.

Asia Pacific

The decrease in net product sales in the Asia Pacific theater in the third quarter and first nine months of fiscal 2009 compared with the corresponding periods of fiscal 2008 was attributable to a decline in sales across most of our customer markets in this theater. We experienced weakness in India and South Korea during the third quarter of fiscal 2009, while sales in China decreased but to a lesser extent. During the third quarter of fiscal 2009, we experienced relative strength in Australia compared with other countries in this theater, and strength in the public sector, relative to other customer markets in this theater.

Japan

Net product sales in the Japan theater decreased in the third quarter of fiscal 2009 and decreased slightly in the first nine months of fiscal 2009 compared with the corresponding periods of fiscal 2008.

Net Product Sales by Groups of Similar Products

The following table presents net sales for groups of similar products (in millions, except percentages):

	Three Months Ended				Nine Months Ended
	April 25, 2009	April 26, 2008	Variance in Dollars	Variance in Percent	April 25, 2009	April 26, 2008	Variance in Dollars	Variance in Percent
Net product sales:
Routers	$1,385	$2,028	$(643)	(31.7)%	$4,785	$5,858	$(1,073)	(18.3)%
Percentage of net product sales	21.6%	24.7%			21.4%	24.0%
Switches	2,588	3,222	(634)	(19.7)%	9,196	9,918	(722)	(7.3)%
Percentage of net product sales	40.2%	39.4%			41.0%	40.5%
Advanced technologies	2,077	2,371	(294)	(12.4)%	7,191	7,060	131	1.9%
Percentage of net product sales	32.4%	28.9%			32.1%	28.9%
Other	370	578	(208)	(36.0)%	1,230	1,623	(393)	(24.2)%
Percentage of net product sales	5.8%	7.0%			5.5%	6.6%

Total	$6,420	$8,199	$(1,779)	(21.7)%	$22,402	$24,459	$(2,057)	(8.4)%

Routers

We categorize our routers primarily as high-end, midrange, and low-end routers. Our sales of routers decreased across each of these categories in both the third quarter and the first nine months of fiscal 2009 compared with the corresponding periods of fiscal 2008, with the decline in sales of high-end routers representing the most significant decrease in dollar terms. Our high-end router sales are primarily to service providers, and during the third quarter of fiscal 2009 high-end router sales continued to be adversely impacted by, among other factors, a slowdown in capital expenditures in the global service provider market, as well as by the tendency of service providers to make large and sporadic purchases.

Switches

The decrease in net product sales related to switches in the third quarter and the first nine months of fiscal 2009 compared with the corresponding periods of fiscal 2008 was due to lower sales of both our modular switches and LAN fixed-configuration switches, consistent with our overall decline in sales to the enterprise market. The year-over-year decrease in sales of modular switches was approximately $350 million for both the third quarter and first nine months of fiscal 2009 and was due to decreased sales of Cisco Catalyst 4500 and 6000 Series Switches, partially offset by increased sales of Cisco Nexus 7000 Series Switches. The year-over-year decrease in sales of LAN fixed-configuration switches of $290 million and $375 million for the third quarter and first nine months of fiscal 2009, respectively, was primarily a result of the lower sales of Cisco Catalyst 3750 and 3560 Series Switches during both periods.

Advanced Technologies

The decrease in net product sales related to advanced technologies in the third quarter of fiscal 2009 compared with the third quarter of fiscal 2008 was due to the following:

•

Sales of video systems, which include solutions and systems designed to enable video-specific delivery systems for service providers, decreased by approximately $30 million. The decrease was primarily attributable to a decrease in the demand for high-definition cable set-top boxes partially offset by the increased demand for IP set-top boxes and international growth.

•

Sales of unified communications products decreased by approximately $40 million. Our sales of unified communications products were affected by lower sales of IP phones and associated software partially offset by the increased adoption of our web-based collaborative applications.

•

Sales of security products decreased by approximately $60 million. Our sales of security products were affected by the lower module and line-card sales related to our routers and LAN switches and lower sales of our security appliance products which integrate multiple technologies (including virtual private network (VPN), firewall, and intrusion prevention services) on one platform, partially offset by increased sales of our web and email security products.

•

Sales of storage products decreased by approximately $60 million, sales of networked home products and application networking services each decreased by approximately $35 million, and sales of wireless LAN products decreased by approximately $30 million.

The increase in net product sales related to advanced technologies in the first nine months of fiscal 2009 compared with the first nine months of fiscal 2008 was due to the following:

•

Sales of video systems products increased by approximately $180 million. The increase was primarily attributable to higher demand for IP set-top boxes and international growth, as well as increased sales of high-definition cable set-top boxes in the first half of fiscal 2009.

•	Sales of unified communications products increased by approximately $60 million. The increase was attributable to increased adoption of our web-based collaborative applications.

•

Sales of security products increased by approximately $15 million. The increase was a result of higher sales of our web and email security products, as well as higher sales of security appliance products, partially offset by lower sales of module and line-card sales related to our routers and LAN switches.

•

Sales of storage products decreased by approximately $75 million, sales of networked home products decreased by approximately $40 million, and sales of wireless LAN products were flat, while application networking products decreased by approximately $10 million.

Other Product Revenue

The decrease in other product revenue in the third quarter and first nine months of fiscal 2009, compared with the corresponding periods of fiscal 2008, was primarily due to the decline in sales of our optical, cable, and service provider voice products, partially offset by increased sales of Cisco TelePresence systems.

Net Service Revenue

Net service revenue increased across all of our geographic theaters on a year-over-year basis in the third quarter and first nine months of fiscal 2009. The increase in net service revenue in the third quarter and first nine months of fiscal 2009 compared with the corresponding periods of fiscal 2008 was due to higher revenue from technical support service contracts as well as increased revenue from advanced services, which relates to consulting support services for specific customer networking needs. Renewals and technical support service contract initiations associated with recent product sales have resulted in a larger installed base of equipment being serviced, and revenue is recognized ratably over the period during which the related services are to be performed.

Gross Margin

The following table presents the gross margin for products and services (in millions, except percentages):

	Three Months Ended				Nine Months Ended
	Amount		Percentage		Amount		Percentage
	April 25, 2009	April 26, 2008	April 25, 2009	April 26, 2008	April 25, 2009	April 26, 2008	April 25, 2009	April 26, 2008
Gross margin:
Product	$4,093	$5,327	63.8%	65.0%	$14,357	$15,867	64.1%	64.9%
Service	1,136	943	65.2%	59.2%	3,276	2,848	63.2%	60.4%

Total	$5,229	$6,270	64.1%	64.0%	$17,633	$18,715	63.9%	64.1%

The following table presents the gross margin for each theater (in millions, except percentages):

	Three Months Ended				Nine Months Ended
	Amount		Percentage		Amount		Percentage
	April 25, 2009	April 26, 2008	April 25, 2009	April 26, 2008	April 25, 2009	April 26, 2008	April 25, 2009	April 26, 2008
Gross margin:
United States and Canada	$2,825	$3,279	65.6%	64.4%	$9,515	$10,354	65.2%	65.5%
European Markets	1,231	1,425	66.6%	66.2%	3,987	3,961	66.4%	65.4%
Emerging Markets	532	718	60.5%	63.5%	1,959	1,980	61.3%	61.3%
Asia Pacific	499	683	61.8%	65.5%	1,727	2,000	62.7%	65.0%
Japan	228	259	71.7%	69.8%	723	709	70.3%	70.3%

Theater Total	5,315	6,364	65.1%	65.0%	17,911	19,004	64.9%	65.1%
Unallocated corporate items(1)	(86)	(94)			(278)	(289)

Total	$5,229	$6,270	64.1%	64.0%	$17,633	$18,715	63.9%	64.1%

(1)

The unallocated corporate items primarily include the effects of amortization of acquisition-related intangible assets and employee share-based compensation expense. We do not allocate these items to the gross margin for each theater because management does not include the information in measuring the performance of the operating segments.

The gross margin for each theater is derived from information from our internal management system. The gross margin percentage for a particular theater may fluctuate, and period-to-period changes in such percentages may or may not be indicative of a trend for that theater.

Product Gross Margin

The decrease in total product gross margin percentage during the third quarter of fiscal 2009 compared with the third quarter of fiscal 2008 was due to the following factors:

•	Sales discounts, rebates, and product pricing decreased product gross margin percentage by 2.3%.

•	Lower shipment volume, net of certain variable costs, decreased product gross margin percentage by 1.1%.

•	Changes in the mix of products sold decreased product gross margin percentage by 0.9%.

•

Lower overall manufacturing costs driven by lower component costs, value engineering, and other manufacturing-related costs increased product gross margin percentage by 3.1%. Value engineering is the process by which production costs are reduced through component redesign, board configuration, test processes, and transformation processes.

The decrease in total product gross margin percentage during the first nine months of fiscal 2009 compared with the first nine months of fiscal 2008 was due to the following factors:

•	Sales discounts, rebates, and product pricing decreased product gross margin percentage by 1.8%.

•	Changes in the mix of products sold decreased product gross margin percentage by 0.9%.

•	Lower shipment volume, net of certain variable costs, decreased product gross margin percentage by 0.3%.

•	Lower overall manufacturing costs, driven by lower component costs, value engineering, and other manufacturing-related costs, increased product gross margin percentage by 2.2%.

Service Gross Margin

Our service gross margin percentage increased in the third quarter and the first nine months of fiscal 2009, compared with the corresponding periods of fiscal 2008, primarily due to higher technical support and advanced services margins as well as advanced services constituting a lower proportion of total service revenue. The increased margins for technical support and advanced services were attributable primarily to the growth of our service revenue at the same time as certain cost control initiatives have helped to limit costs. For advanced services gross margins also increased due to delays in certain projects. However, our service gross margin may decline in future periods due to the timing of our strategic investments in headcount and resources to support this business. Service gross margin normally will experience some fluctuations due to various factors such as the timing of technical support service contract initiations and renewals. Also, service gross margin from our advanced services is lower than the service gross margin from technical support services. In future periods, we will experience an unfavorable impact to our service gross margin if revenue from advanced services increases to a higher proportion of total service revenue, as a result of our continued focus on providing comprehensive support to our customers’ networking devices, applications, and infrastructures, or for other reasons.

Factors That May Impact Net Sales and Gross Margin

Net product sales may continue to be affected by factors including the current global economic downturn and related market uncertainty, which so far have resulted in reduced or cautious spending in our global enterprise, service provider, and commercial markets; changes in the geopolitical environment and global economic conditions; competition, including price-focused competitors from Asia, especially from China; new product introductions; sales cycles and product implementation cycles; changes in the mix of our customers between service provider and enterprise markets; changes in the mix of direct sales and indirect sales; variations in sales channels; and final acceptance criteria of the product, system, or solution as specified by the customer. Sales to the service provider market have been and may be in the future characterized by large and sporadic purchases, especially relating to our router sales and sales of certain advanced technologies. In addition, service provider customers typically have longer implementation cycles; require a broader range of services, including network design services; and often have acceptance provisions that can lead to a delay in revenue recognition. Certain of our customers in the Emerging Markets theater also tend to make large and sporadic purchases, and the net sales related to these transactions may similarly be affected by the timing of revenue recognition. As we focus on new market opportunities, customers may require greater levels of financing arrangements, service, and support, especially in the Emerging Markets theater, which may result in a delay in the timing of revenue recognition. To improve customer satisfaction, we continue to focus on managing our manufacturing lead-time performance, which may result in corresponding reductions in order backlog. A decline in backlog levels could result in more variability and less predictability in our quarter-to-quarter net sales and operating results.

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

Research and Development, Sales and Marketing, and General and Administrative Expenses

Research and development (R&D), sales and marketing, and general and administrative (G&A) expenses are summarized in the following table (in millions, except percentages):

	Three Months Ended				Nine Months Ended
	April 25, 2009	April 26, 2008	Variance in Dollars	Variance in Percent	April 25, 2009	April 26, 2008	Variance in Dollars	Variance in Percent
Research and development	$1,243	$1,483	$(240)	(16.2)%	$3,928	$3,975	$(47)	(1.2)%
Percentage of net sales	15.2%	15.1%			14.2%	13.6%
Sales and marketing	1,956	2,205	(249)	(11.3)%	6,394	6,441	(47)	(0.7)%
Percentage of net sales	24.0%	22.5%			23.2%	22.1%
General and administrative	302	324	(22)	(6.8)%	1,077	1,033	44	4.3%
Percentage of net sales	3.7%	3.3%			3.9%	3.5%

Total	$3,501	$4,012	$(511)	(12.7)%	$11,399	$11,449	$(50)	(0.4)%

Percentage of net sales	42.9%	41.0%			41.3%	39.2%

Our total R&D, sales and marketing, and G&A expenses decreased in the third quarter of fiscal 2009 compared with the corresponding period of fiscal 2008. The decrease was due to the following: (i) a decrease in variable compensation and sales commission expenses as a result of lower sales and operating results; (ii) a decrease in certain discretionary expenses such as travel, meetings and events, outside services, marketing, and other expenses; (iii) lower acquisition-related milestone payments; and (iv) favorable foreign currency exchange rates. During the third quarter of fiscal 2009, as we continued to realign resources to better focus on our priorities as well as to reduce our expenses, as part of our strategy to address the global economic downturn, we incurred employee severance and related costs within operating expenses.

Our total combined R&D, sales and marketing, and G&A expenses also decreased in the first nine months of fiscal 2009 compared with the corresponding periods of fiscal 2008. Including the effects of foreign currency exchange rates, net of hedging, year-over-year changes within operating expenses were as follows:

R&D Expenses

The decrease in R&D expenses for the third quarter and first nine months of fiscal 2009 compared with the corresponding periods in fiscal 2008 was primarily due to lower acquisition-related compensation expenses related to the agreement entered into during the third quarter of fiscal 2008 to purchase the remaining interest in Nuova Systems. Lower discretionary expenses related to travel, meeting and events, and outside services also contributed to the decrease in R&D costs for the third quarter and first nine months of fiscal 2009. In addition, variable compensation expense was lower for the third quarter of fiscal 2009 compared with the third quarter of fiscal 2008. We have continued to purchase or license technology in order to bring a broad range of products to market in a timely fashion. If we believe that we are unable to enter a particular market in a timely manner with internally developed products, we may license technology from other businesses or acquire businesses as an alternative to internal R&D. All of our R&D costs have been expensed as incurred.

Sales and Marketing Expenses

Sales and marketing expenses for the third quarter of fiscal 2009 decreased compared with the third quarter of fiscal 2008 due to a decrease in sales expenses of approximately $163 million and a decrease in marketing expenses of $86 million. The decrease in sales expenses was primarily a result of lower discretionary expenses related to travel, meeting and events, and outside services and lower sales commission expenses associated with lower overall revenue. Marketing expenses decreased as a result of lower program spending as well as lower variable compensation expense. For the first nine months of fiscal 2009, the slight decrease in sales and marketing expenses was a result of lower marketing expenses partially offset by higher sales expenses.

G&A Expenses

G&A expenses for the third quarter of fiscal 2009 decreased compared with the third quarter of fiscal 2008 primarily due to a recovery related to the resolution of a real-estate related contingency and a decrease in variable employee compensation partially offset by increased share-based compensation expense. G&A expenses for the first nine months of fiscal 2009 increased compared with the first nine months of fiscal 2008 due to increased information technology-related expenses and increased share-based compensation expense, partially offset by a recovery related to the resolution of a real-estate related contingency.

Effect of Foreign Currency

Foreign currency fluctuations, net of hedging, decreased total R&D, sales and marketing, and G&A expenses by $137 million, or approximately 3.4%, and $186 million, or approximately 1.6%, in the third quarter and first nine months of fiscal 2009, respectively, compared with the corresponding periods of fiscal 2008.

Headcount

During the third quarter of fiscal 2009, headcount decreased by approximately 760 employees, primarily as a result of employee attrition and the effects of a hiring pause, in addition to the effects of limited workforce reduction actions. Our headcount increased by approximately 430 employees in the first nine months of fiscal 2009, reflecting an increase in hires of college graduates in the first quarter of fiscal 2009 and acquisitions. As we realign and restructure resources in the normal course of our business, we expect that our headcount may continue to decrease in the near term.

Share-Based Compensation Expense

Employee share-based compensation expense under SFAS 123(R) was as follows (in millions):

	Three Months Ended		Nine Months Ended
	April 25, 2009	April 26, 2008	April 25, 2009	April 26, 2008
Cost of sales—product	$12	$10	$33	$30
Cost of sales—service	31	27	94	80

Employee share-based compensation expense in cost of sales	43	37	127	110

Research and development	82	78	248	224
Sales and marketing	103	114	320	324
General and administrative	49	39	140	109

Employee share-based compensation expense in operating expenses	234	231	708	657

Total employee share-based compensation expense (1)	$277	$268	$835	$767

(1)

Share-based compensation expense of $22 million and $66 million related to acquisitions and investments for the three and nine months ended April 25, 2009, respectively, and $22 million and $67 million for the three and nine months ended April 26, 2008, respectively, is disclosed in Note 3 to the Consolidated Financial Statements and is not included in the above table.

In conjunction with the adoption of SFAS 123(R), we changed our method of attributing the value of share-based compensation to expense from the accelerated multiple-option approach to the straight-line single-option method. Compensation expense for all share-based payment awards granted on or prior to July 30, 2005 is recognized using the accelerated multiple-option approach, whereas compensation expense for all share-based payment awards granted subsequent to July 30, 2005 is recognized using the straight-line single-option method. Employee share-based compensation expense for the first nine months of fiscal 2009 increased compared with the corresponding period of fiscal 2008 primarily due to the effects of straight-line vesting of share-based awards and the higher weighted-average fair value for each share-based award.

Amortization of Purchased Intangible Assets and In-Process Research and Development

The following table presents the amortization of purchased intangible assets and in-process R&D included in operating expenses (in millions):

	Three Months Ended		Nine Months Ended
	April 25, 2009	April 26, 2008	April 25, 2009	April 26, 2008
Amortization of purchased intangible assets	$121	$117	$369	$350
In-process research and development	$—	$—	$3	$3

The increase in the amortization of purchased intangible assets included in operating expenses for the third quarter and the first nine months of fiscal 2009 compared with the corresponding periods of fiscal 2008 was due to impairment charges of $11 and $34 million during the third quarter and first nine months of fiscal 2009, respectively, partially offset by lower amortization as a result of purchased intangible assets which became fully amortized during the periods. For additional information regarding purchased intangibles, see Note 4 to the Consolidated Financial Statements.

Our methodology for allocating the purchase price for acquisitions to in-process R&D is determined through established valuation techniques. See Note 3 to the Consolidated Financial Statements for additional information regarding the acquisitions completed in the first nine months of fiscal 2009. In-process R&D is expensed upon acquisition because technological feasibility has not been established and no future alternative uses exist.

Interest Income, Net

The components of interest income, net, are as follows (in millions):

	Three Months Ended		Nine Months Ended
	April 25, 2009	April 26, 2008	April 25, 2009	April 26, 2008
Interest income	$194	$269	$675	$891
Interest expense	(105)	(68)	(232)	(255)

Total	$89	$201	$443	$636

The decrease in interest income in the third quarter and first nine months of fiscal 2009 compared with the corresponding periods of fiscal 2008 was due to lower average interest rates partially offset by higher average total cash and cash equivalents and fixed income security balances compared with the corresponding periods of fiscal 2008. The increase in interest expense in the third quarter of fiscal 2009 was due to higher debt balances associated with the issuance of senior notes in February 2009 in an aggregate amount of $4.0 billion. The decrease in interest expense in the first nine months of fiscal 2009 compared with the first nine months of fiscal 2008 was due to lower average effective interest rates associated with the long-term debt of $6 billion issued in fiscal 2006, offset by the higher average debt balances.

Other Income (Loss), Net

The components of other income (loss), net, are as follows (in millions):

	Three Months Ended		Nine Months Ended
	April 25, 2009	April 26, 2008	April 25, 2009	April 26, 2008
Net (losses) gains on investments in publicly traded equity securities	$(10)	$(2)	$58	$82
Net (losses) gains on investments in fixed income securities	36	(10)	(123)	25
Net (losses) gains on investments in privately-held companies	(16)	17	(48)	2

Net (losses) gains on investments	10	5	(113)	109
Other	(19)	(38)	(32)	(89)

Total	$(9)	$(33)	$(145)	$20

For the third quarter and first nine months of fiscal 2009, the net losses on fixed income securities included impairment charges of $17 million and $219 million, respectively, and net gains and losses on publicly traded equity securities included impairment charges of $4 million and $39 million, respectively. There were no impairments of fixed income securities or publicly traded equity securities during the first nine months of fiscal 2008. During the first quarter of fiscal 2009, we terminated our forward sale agreements designated as fair value hedges of publicly traded equity securities. See Note 7 to the Consolidated Financial Statements for the unrealized gains and losses on investments.

Net losses on investments in privately-held companies included impairment charges of $15 million and $1 million for the third quarters of fiscal 2009 and fiscal 2008, respectively, and $68 million and $9 million for the first nine months of fiscal 2009 and fiscal 2008, respectively.

Provision for Income Taxes

The provision for income taxes resulted in an effective tax rate of 20.1% for the third quarter of fiscal 2009, compared with an effective tax rate of 23.2% for the third quarter of fiscal 2008. The net 3.1% decrease in the effective tax rate for the third quarter of fiscal 2009, as compared with the third quarter of fiscal 2008, was primarily attributable to an increase in foreign income taxed at rates lower than the U.S. federal statutory rate of 35%.

The provision for income taxes resulted in an effective tax rate of 18.0% for the first nine months of fiscal 2009, compared with 20.2% for the first nine months of fiscal 2008. The net 2.2% decrease in the effective tax rate for the first nine months of fiscal 2009, as compared with the first nine months of fiscal 2008, was primarily attributable to an increase in foreign income taxed at rates lower than the U.S. federal statutory rate of 35% and a tax benefit of $106 million, or 1.7%, related to fiscal 2008 R&D expenses due to the retroactive reinstatement of the U.S. federal R&D tax credit in the first quarter of fiscal 2009 partially offset by a net tax benefit of $162 million, or 2.1%, from the settlement of certain tax matters with the IRS during the first quarter of fiscal 2008.

Recent Accounting Pronouncements not yet Effective

SFAS 141(R) and SFAS 160

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141(R)”) and SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51” (“SFAS 160”). In April 2009, the FASB issued FSP FAS 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies” (“FSP 141(R)-1”).

SFAS 141(R) will significantly change previous practices regarding business combinations. Among the more significant changes, SFAS 141(R) expands the definition of a business and a business combination; requires the acquirer to recognize the assets acquired, liabilities assumed and noncontrolling interests (including goodwill), measured at fair value at the acquisition date; requires acquisition-related expenses and restructuring costs to be recognized separately from the business combination; requires assets acquired and liabilities assumed to be recognized at their acquisition-date fair values with subsequent changes recognized in earnings; and requires in-process research and development to be capitalized at fair value as an indefinite-lived intangible asset. FSP 141(R)-1 amends and clarifies SFAS 141(R) to address application issues on initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. SFAS 160 will change the accounting and reporting for minority interests, reporting them as equity separate from the parent entity’s equity, as well as requiring expanded disclosures.

SFAS 141(R), FSP 141(R)-1 and SFAS 160 each are effective for financial statements issued for fiscal years beginning after December 15, 2008 and therefore will be effective for us beginning with the first quarter of fiscal 2010. We are currently assessing the impact that SFAS 141(R), FSP 141(R)-1 and SFAS 160 will have on our results of operations and financial position.

FSP FAS 157-2

In February 2008, the FASB issued FSP FAS 157-2, “Effective Date of FASB Statement No. 157” (“FSP 157-2”), which delayed the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until the beginning of fiscal 2010. We are currently assessing the impact that the application of SFAS 157 to nonfinancial assets and liabilities will have on our results of operations and financial position.

FSP FAS 157-4, FSP FAS 115-2, FSP FAS 107-1 and APB 28-1

In April 2009, the FASB released three FSPs intended to provide additional application guidance and enhanced disclosures regarding fair value measurements and impairments of securities. FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP 157-4”), provides additional guidelines for estimating fair value in accordance with SFAS157. FSP FAS 115-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP 115-2”), provides additional guidance related to the disclosure of impairment losses on securities and the accounting for impairment losses on debt securities. FSP 115-2 does not amend existing guidance related to other-than-temporary impairments of equity securities. FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP 107-1 and APB 28-1”), increases the frequency of fair value disclosures. All of the aforementioned FSPs are effective for interim and annual periods ending after June 15, 2009 and will be effective for us beginning with the fourth quarter of fiscal 2009. We do not expect the adoption of these FSPs will have a material impact on our results of operations, financial position or our financial statement disclosures as applicable.

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

Balance Sheet and Cash Flows

Cash and Cash Equivalents and Investments

The following table summarizes our cash and cash equivalents and investments (in millions):

	April 25, 2009	July 26, 2008	Increase (Decrease)
Cash and cash equivalents	$7,359	$5,191	$2,168
Fixed income securities	25,392	19,869	5,523
Publicly traded equity securities	800	1,175	(375)

Total	$33,551	$26,235	$7,316

The increase in cash and cash equivalents and investments was primarily a result of cash provided by operating activities of $7.9 billion, the issuance of $4.0 billion of senior notes in February 2009 ($500 million of which was used to repay senior notes in February 2009), and the issuance of common stock of $486 million related to employee stock option exercises and employee stock purchases. These factors were partially offset by the repurchase of common stock of $2.8 billion, capital expenditures of $794 million, approximately $340 million related to the change in unrealized gains and losses on publicly traded equity and fixed income securities as well as realized gains and losses from these investments, and acquisitions of businesses of $338 million.

Our total cash and cash equivalents and investments held outside of the United States in various foreign subsidiaries was $27.2 billion as of April 25, 2009, and the remaining $6.4 billion was held in the United States. Under current tax law, if cash and cash equivalents and investments held outside the United States are distributed to the United States in the form of dividends or otherwise, we may be subject to additional U.S. income taxes (subject to an adjustment for foreign tax credits) and foreign withholding taxes. For internal management purposes, we target specific ranges of net realizable cash, representing cash and cash equivalents and investments, net of (i) long-term debt and the present value of operating lease commitments, and (ii) U.S. income taxes that we estimate would be payable upon the distribution to the United States of cash and cash equivalents and investments held outside the United States. We believe that our strong total cash and cash equivalents and investments position allows us to use our cash resources for strategic investments to gain access to new technologies, acquisitions, customer financing activities, working capital, and the repurchase of shares. We also believe the overall credit quality of our portfolio is strong, with our cash equivalents and fixed income portfolio invested in securities with a weighted-average credit rating exceeding AA.

We expect that cash provided by operating activities may fluctuate in future periods as a result of a number of factors, including fluctuations in our operating results, the rate at which products are shipped during the quarter (which we refer to as shipment linearity), accounts receivable collections, inventory and supply chain management, deferred revenue, excess tax benefits from share-based compensation, and the timing and amount of tax and other payments. For additional discussion, see “Part II, Item 1A. Risk Factors.”

Accounts Receivable, Net

The following table summarizes our accounts receivable, net (in millions) and DSO:

	April 25, 2009	July 26, 2008	Increase (Decrease)
Accounts receivable, net	$2,392	$3,821	$(1,429)
DSO	27	34	(7)

Our DSO as of April 25, 2009 was positively affected by stronger collections and lower service billings.

Inventories and Purchase Commitments with Contract Manufacturers and Suppliers

The following table summarizes our inventories and purchase commitments with contract manufacturers and suppliers (in millions, except annualized inventory turns):

	April 25, 2009	July 26, 2008	Increase (Decrease)
Inventories:
Raw materials	$159	$111	$48
Work in process	39	53	(14)
Finished goods:
Distributor inventory and deferred cost of sales	361	452	(91)
Manufactured finished goods	273	381	(108)

Total finished goods	634	833	(199)
Service-related spares	156	191	(35)
Demonstration systems	35	47	(12)

Total	$1,023	$1,235	$(212)

Annualized inventory turns	11.0	11.9	(0.9)
Purchase commitments with contract manufacturers and suppliers	$2,196	$2,727	$(531)

The decline in our inventory and purchase commitments with contract manufacturers and suppliers was primarily a result of the decrease in our revenue. Our finished goods consist of distributor inventory and deferred cost of sales and manufactured finished goods. Distributor inventory and deferred cost of sales are related to unrecognized revenue on shipments to distributors and retail partners as well as shipments to customers. Manufactured finished goods consist primarily of build-to-order and build-to-stock products. Service-related spares consist of reusable equipment related to our technical support and warranty activities. All inventories are accounted for at the lower of cost or market. Inventory is written down based on excess and obsolete inventories determined primarily by future demand forecasts. Inventory write-downs are measured as the difference between the cost of the inventory and market, based upon assumptions about future demand, and are charged to the provision for inventory, which is a component of our cost of sales.

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

Financing Receivables and Guarantees

The following table summarizes our financing receivables, financing guarantees, and the related deferred revenue (in millions):

	April 25, 2009	July 26, 2008	Increase (Decrease)
Lease receivables	$1,652	$1,552	$100
Financed service contracts	1,589	1,328	261
Loan receivables	663	607	56

Gross financing receivables	3,904	3,487	417
Financing guarantees- customer	398	380	18
Financing guarantees- channel partner	348	450	(102)

Gross financing receivables and guarantees	4,650	4,317	333
Allowances for financing receivables	(313)	(274)	(39)
Deferred revenue	(2,412)	(2,091)	(321)

Financing receivables and guarantees, net	$1,925	$1,952	$(27)

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

In the current economic environment, we have continued to consistently apply our credit standards and policies in making our financing decisions. We also monitor a variety of risk metrics, which helps us to balance risks and rewards. We believe the global economic downturn did not materially impact the quality of our financing receivables during the third quarter and the first nine months of fiscal 2009. We expect to continue to expand the use of our financing programs in the near term.

Borrowings

a) Long-Term Debt

The following table summarizes our long-term debt (in millions):

	April 25, 2009	July 26, 2008	Increase (Decrease)
Senior notes:
Floating-rate notes, due 2009	$—	$500	$(500)
5.25% fixed-rate notes, due 2011	3,000	3,000	—
5.50% fixed-rate notes, due 2016	3,000	3,000	—
4.95% fixed-rate notes, due 2019	2,000	—	2,000
5.90% fixed-rate notes, due 2039	2,000	—	2,000

Total senior notes	10,000	6,500	3,500
Other notes	2	4	(2)
Unaccreted discount	(21)	(15)	(6)
Hedge accounting adjustment of the carrying amount of the 2011 and 2016 Notes	336	404	(68)

Total	$10,317	$6,893	$3,424

Reported as:
Current portion of long-term debt	$—	$500	$(500)
Long-term debt	10,317	6,393	3,924

Total	$10,317	$6,893	$3,424

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

In February 2009, we issued $2.0 billion of 4.95% senior notes due 2019 (the “2019 Notes”), and $2.0 billion of 5.90% senior notes due 2039 (the “2039 Notes”), for an aggregate principal amount of $4.0 billion. The proceeds from the offering are being used for general corporate purposes after repaying in full the 2009 Notes when they were due in February 2009.

The 2011, 2016, 2019, and 2039 Notes are redeemable by us at any time, subject to a make-whole premium. We were in compliance with all debt covenants as of April 25, 2009.

b) Credit Facility

In August 2007, we entered into a credit agreement with certain institutional lenders that provides for a $3.0 billion unsecured revolving credit facility that is scheduled to expire on August 17, 2012. Due to the bankruptcy of one of the lenders during the first quarter of fiscal 2009, the credit facility has been reduced to $2.9 billion.

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

As of April 25, 2009, we were in compliance with the required interest coverage ratio, and we had not borrowed any funds under the credit facility. We may also, upon the agreement of either the then existing lenders or of additional lenders not currently parties to the agreement, increase the commitments under the credit facility up to a total of $5.0 billion and/or extend the expiration date of the credit facility up to August 15, 2014.

Deferred Revenue

The following table presents the breakdown of deferred revenue (in millions):

	April 25, 2009	July 26, 2008	Increase (Decrease)
Service	$6,068	$6,133	$(65)
Product	2,705	2,727	(22)

Total	$8,773	$8,860	$(87)

Reported as:
Current	$6,110	$6,197	$(87)
Noncurrent	2,663	2,663	—

Total	$8,773	$8,860	$(87)

The decrease in deferred service revenue reflects the ongoing amortization of deferred service revenue, partially offset by the impact of new contract initiations and renewals. The decrease in deferred product revenue was primarily due to the timing of cash receipts related to unrecognized revenue from two-tier distributors, partially offset by an increase in shipments not having met revenue recognition criteria and other revenue deferrals.

Operating Leases

We lease office space in several U.S. locations. Outside the United States, larger leased sites include sites in Australia, Belgium, China, France, Germany, India, Israel, Italy, Japan, and the United Kingdom. As of April 25, 2009, the future minimum lease payments under all our noncancelable operating leases with an initial term in excess of one year were $1.2 billion. For additional information see Note 11 to the Consolidated Financial Statements.

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

Other Commitments

We also have certain funding commitments primarily related to our investments in privately-held companies and venture funds, some of which are based on the achievement of certain agreed-upon milestones, and some of which are required to be funded on demand. The funding commitments were approximately $311 million as of April 25, 2009, compared with approximately $359 million as of July 26, 2008.

Off-Balance Sheet Arrangements

We consider our investments in unconsolidated variable interest entities to be off-balance sheet arrangements. In the ordinary course of business, we have investments in privately-held companies and provide financing to certain customers. These privately-held companies and customers may be considered to be variable interest entities. We have evaluated our investments in these privately-held companies and our customer financings and have determined that there were no significant unconsolidated variable interest entities as of April 25, 2009.

Certain events can require a reassessment of our investments in privately-held companies or customer financings to determine if they are variable interest entities and if we would be regarded as the primary beneficiary. As a result of such events, we may be required to make additional disclosures or consolidate these entities. Because we may not control these entities, we may not have the ability to influence these events.

We provide financing guarantees, which are generally for various third-party financing arrangements to our channel partners and other customers. We could be called upon to make payments under these guarantees in the event of nonpayment to the third party. See further discussion of these financing guarantees under Financing Receivables and Guarantees above.

Stock Repurchase Program

In September 2001, our Board of Directors authorized a stock repurchase program. As of April 25, 2009, our Board of Directors had authorized an aggregate repurchase of up to $62 billion of common stock under this program and the remaining authorized repurchase amount was $5.6 billion with no termination date. The stock repurchase activity under the stock repurchase program during the first nine months of fiscal 2009 is summarized as follows (in millions, except per-share amounts):

Nine Months Ended April 25, 2009	Shares Repurchased	Weighted- Average Price per Share	Amount Repurchased
Cumulative balance at July 26, 2008	2,600	$20.60	$53,579
Repurchase of common stock (1)	160	17.59	2,800

Cumulative balance at April 25, 2009	2,760	$20.43	$56,379

(1)	Includes stock repurchases that were pending settlement as of April 25, 2009.

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

Investments

We maintain an investment portfolio of various holdings, types, and maturities. See Note 7 to the Consolidated Financial Statements. As of April 25, 2009, these securities are classified as available-for-sale and consequently are recorded in the Consolidated Balance Sheets at fair value with unrealized gains or losses, to the extent unhedged, reported as a component of accumulated other comprehensive income (loss), net of tax. We believe the overall credit quality of our portfolio is strong, with our cash equivalents and fixed income portfolio invested in securities with a weighted-average credit rating exceeding AA.

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

During the first nine months of fiscal 2009, we realized net losses of $123 million on fixed income securities and realized net gains of $58 million on publicly traded equity securities. Included in the realized net losses and gains were $219 million and $39 million of impairment charges on fixed income and publicly traded equity securities, respectively. There were no impairments of fixed income or publicly traded equity securities for the first nine months of fiscal 2008.

Fixed Income Securities

At any time, a sharp rise in interest rates or credit spreads could have a material adverse impact on the fair value of our fixed income investment portfolio. Conversely, declines in interest rates, including the impact from lower credit spreads, could have a material adverse impact on interest income for our investment portfolio. Our fixed income instruments are not leveraged as of April 25, 2009 and are held for purposes other than trading. We monitor our interest rate and credit risks, including our credit exposures to specific rating categories and to individual issuers.

Our primary objective for holding fixed income securities is to achieve an appropriate investment return consistent with preserving principal and managing risk. To realize these objectives, we may utilize interest rate swaps or other derivatives designated as fair value or cash flow hedges. As of April 25, 2009, we had no outstanding interest rate swaps designated as fair value hedges of our investment portfolio, since during the first nine months of fiscal 2009 we received proceeds of $1.0 billion for underlying hedged investments and terminated the related interest rate swaps designated as fair value hedges.

Publicly Traded Equity Securities

The values of our equity investments in several publicly traded companies are subject to market price volatility. The following table presents the hypothetical fair values of publicly traded equity securities as a result of selected potential decreases and increases in the price of each equity security in the portfolio, excluding hedged equity securities. Potential fluctuations in the price of each equity security in the portfolio of plus or minus 10%, 20%, and 30% were selected based on potential near-term changes in those security prices. The hypothetical fair values as of April 25, 2009 and July 26, 2008 are as follows (in millions):

	Valuation of Securities Given an X% Decrease in Each Stock’s Price			Fair Value as of April 25, 2009	Valuation of Securities Given an X% Increase in Each Stock’s Price
	(30%)	(20%)	(10%)		10%	20%	30%
Publicly traded equity securities	$560	$640	$720	$800	$880	$960	$1,040

	Valuation of Securities Given an X% Decrease in Each Stock’s Price			Fair Value as of July 26, 2008	Valuation of Securities Given an X% Increase in Each Stock’s Price
	(30%)	(20%)	(10%)		10%	20%	30%
Publicly traded equity securities	$736	$842	$947	$1,052	$1,157	$1,262	$1,368

Our equity portfolio consists of securities with characteristics that most closely match the Standard & Poor’s 500 Index or NASDAQ Composite Index. These equity securities are held for purposes other than trading. To manage our exposure to changes in the fair value of certain equity securities, we may enter into equity derivatives, including forward sale and option agreements. The gains and losses due to changes in the value of the hedging instruments are included in other income (loss), net, and offset the change in the fair value of the underlying hedged investment. As of April 25, 2009, we had no outstanding forward sale agreements designated as fair value hedges on our publicly traded equity securities, as a result of the termination of our forward sale agreements during the first quarter of fiscal 2009.

Investments in Privately-Held Companies

We have invested in privately-held companies, some of which are in the startup or development stages. These investments are inherently risky because the markets for the technologies or products these companies are developing are typically in the early stages and may never materialize. We could lose our entire investment in these companies.

These investments are primarily carried at cost, which as of April 25, 2009 was $725 million, compared with $706 million at July 26, 2008, and are recorded in other assets. Our impairment charges on investments in privately-held companies were $15 million and $1 million for the third quarters of fiscal 2009 and 2008, respectively, and were $68 million and $9 million for the first nine months of fiscal 2009 and fiscal 2008, respectively.

Our evaluation of investments in private companies is based on the fundamentals of the businesses, including, among other factors, the nature of their technologies and potential for financial return.

Long-Term Debt

As of April 25, 2009, we had $10.0 billion in principal amount of fixed-rate long-term debt outstanding, with a carrying amount of $10.3 billion and a fair value of $10.4 billion, which fair value is based on market prices. A hypothetical 50 basis points increase or decrease in interest rates would decrease or increase, respectively, the fair value of the fixed-rate debt as of April 25, 2009 by approximately $300 million. However, this hypothetical change in interest rates would not impact the interest expense on the fixed-rate debt.

Foreign Currency Exchange Rate Risk

Our foreign exchange forward and option contracts are summarized as follows (in millions):

	April 25, 2009		July 26, 2008
	Notional Amount	Fair Value	Notional Amount	Fair Value
Forward contracts:
Purchased	$1,845	$—	$1,803	$5
Sold	$673	$30	$902	$2
Option contracts:
Purchased	$1,307	$14	$1,440	$50
Sold	$1,265	$(44)	$1,256	$(6)

We conduct business globally in numerous currencies. The direct effect of foreign currency fluctuations on sales has not been material because our sales are primarily denominated in U.S. dollars. However, if the U.S. dollar strengthens relative to other currencies, it could have an indirect effect on our sales to the extent it raises the cost of our products to non-U.S. customers and thereby reduces demand. A weaker U.S. dollar could have the opposite effect. However, the precise indirect effect of currency fluctuations is difficult to measure or predict because our sales are influenced by many factors in addition to the impact of such currency fluctuations.

Approximately 70% of our operating expenses are U.S.-dollar denominated. Foreign currency fluctuations, net of hedging, decreased total research and development, sales and marketing, and general and administrative expenses by approximately 3.4% and 1.6% in the third quarter and first nine months of fiscal 2009, respectively, compared with the corresponding periods of fiscal 2008. To reduce variability in operating expenses and service cost of sales caused by non-U.S.-dollar denominated operating expenses and costs, we hedge certain foreign currency forecasted transactions with currency options and forward contracts. These hedging programs are not designed to provide foreign currency protection over long time horizons. In designing a specific hedging approach, we consider several factors, including offsetting exposures, significance of exposures, costs associated with entering into a particular hedge instrument, and potential effectiveness of the hedge. The gains and losses on foreign exchange contracts mitigate the effect of currency movements on our operating expenses and service cost of sales.

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

Maturities
Forward and option contracts - forecasted transactions related to operating expenses and service cost of sales	Up to 18 months
Forward contracts - current assets and liabilities	Up to 3 months
Forward contracts - net investments in foreign subsidiaries	Up to 6 months
Forward contracts - long-term customer financings	Up to 2 years
Forward contracts - investments	Up to 2 years

We do not enter into foreign exchange forward or option contracts for trading purposes.

Item 4.	Controls and Procedures

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

Changes in internal control over financial reporting. There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our third quarter of fiscal 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

•

The introduction and market acceptance of new technologies and products and our success in new and evolving markets, including emerging and advanced technologies, as well as the adoption of new standards

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

•

Changes in tax laws or regulations or accounting rules, such as increased use of fair value measures and the potential requirement that U.S. registrants prepare financial statements in accordance with International Financial Reporting Standards (IFRS)

As a consequence, operating results for a particular future period are difficult to predict, and, therefore, prior results are not necessarily indicative of results to be expected in future periods. Any of the foregoing factors, or any other factors discussed elsewhere herein, could have a material adverse effect on our business, results of operations, and financial condition that could adversely affect our stock price.

OUR OPERATING RESULTS MAY BE ADVERSELY AFFECTED BY UNFAVORABLE ECONOMIC AND MARKET CONDITIONS AND THE UNCERTAIN GEOPOLITICAL ENVIRONMENT

Challenging economic conditions worldwide have from time to time contributed, and are currently contributing, to slowdowns in the communications and networking industries at large, as well as to specific segments and markets in which we operate, resulting in:

•	Reduced demand for our products as a result of continued constraints on IT-related capital spending by our customers, particularly service providers, and other customer markets as well

•	Increased price competition for our products, not only from our competitors but also as a consequence of customers disposing of unutilized products

•	Risk of excess and obsolete inventories

•	Risk of excess facilities and manufacturing capacity

•	Higher overhead costs as a percentage of revenue and higher interest expense

The turmoil in the global credit markets, the recent instability in the geopolitical environment in many parts of the world and other disruptions, such as changes in energy costs, may continue to put pressure on global economic conditions. Our operating results in one or more segments may also be affected by uncertain or changing economic conditions particularly germane to that segment or to particular customer markets within that segment. The world has been experiencing a global macroeconomic downturn, and if global economic and market conditions, or economic conditions in the United States or other key markets, remain uncertain, persist, or deteriorate further, we may experience material impacts on our business, operating results, and financial condition.

DURING THE CURRENT GLOBAL ECONOMIC DOWNTURN AND WHILE THE RELATED MARKET UNCERTAINTY PERSISTS, WE INTEND TO INVEST IN MARKET ADJACENCIES AND ALSO INVEST IN THE UNITED STATES AND SELECT EMERGING COUNTRIES, AND IF THE RETURN ON THESE INVESTMENTS IS LOWER OR DEVELOPS MORE SLOWLY THAN WE EXPECT, OUR OPERATING RESULTS MAY BE HARMED

We have been realigning and are continuing to realign resources to focus on certain market adjacencies, such as enterprise data center virtualization, video/visual networking, collaboration architectures, and globalization, primarily in targeted geographic locations. Moreover, since we believe that the United States will be the first major country to recover from the global economic slowdown, we have been making and plan to continue to make a significant portion of these investments in the United States so that we can be positioned to benefit from this future recovery while other countries or markets may not be recovering. Additionally, we believe countries such as China and India are positioned to minimize the effect of the global challenges on their own economies, creating opportunities for us as other countries or markets may not be recovering. The return on our investments in such market adjacencies and in such geographic markets may be lower, or may develop more slowly, than we expect. If we do not achieve the benefits anticipated from these investments, or if the achievement of these benefits is delayed, our operating results may be adversely affected.

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

Sales to the service provider market have been characterized by large and sporadic purchases, especially relating to our router sales and sales of certain of our advanced technologies, in addition to longer sales cycles. In the past, we have experienced significant weakness in sales to service providers over certain extended periods of time as market conditions have fluctuated. Sales activity in this industry depends upon the stage of completion of expanding network infrastructures; the availability of funding; and the extent to which service providers are affected by regulatory, economic, and business conditions in the country of operations. Weakness in orders from this industry, including as a result of any slowdown in capital expenditures by service providers (which may be more prevalent in the current global economic downturn), could have a material adverse effect on our business, operating results, and financial condition. For example, we recently have been experiencing a slowdown in service provider capital expenditures, which may continue in future quarters. Orders from this industry could decline for many reasons other than the competitiveness of our products and services within their respective markets. For example, in the past, many of our service provider customers have been materially and adversely affected by slowdowns in the general economy, by overcapacity, by changes in the service provider market, by regulatory developments, and by constraints on capital availability, resulting in business failures and substantial reductions in spending and expansion plans. These conditions have materially harmed our business and operating results in the past, and some of these or other conditions in the service provider market could affect our business and operating results in any future period. Finally, service provider customers typically have longer implementation cycles; require a broader range of services, including design services; demand that vendors take on a larger share of risks; often require acceptance provisions, which can lead to a delay in revenue recognition; and expect financing from vendors. All these factors can add further risk to business conducted with service providers.

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

Some factors could result in disruption of or changes in our distribution model, which could harm our sales and margins, including the following:

•

We compete with some of our channel partners, including through our direct sales, which may lead these channel partners to use other suppliers that do not directly sell their own products or otherwise compete with them

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

THE MARKETS IN WHICH WE COMPETE ARE INTENSELY COMPETITIVE, WHICH COULD ADVERSELY AFFECT OUR ACHIEVEMENT OF REVENUE GROWTH

The markets in which we compete are characterized by rapid change, converging technologies, and a migration to networking and communications solutions that offer relative advantages. These market factors represent a competitive threat to us. We compete with numerous vendors in each product category. The overall number of our competitors providing niche product solutions may increase. Also, the identity and composition of competitors may change as we increase our activity in our advanced technology markets. As we continue to expand globally, we may see new competition in different geographic regions. In particular, we have experienced price-focused competition from competitors in Asia, especially from China, and we anticipate this will continue. Our competitors include: Alcatel-Lucent; ARRIS Group, Inc.; Aruba Networks, Inc.; Avaya Inc.; Belden Inc.; Brocade Communications Systems, Inc.; Check Point Software Technologies Ltd.; Citrix Systems, Inc.; D-Link Corporation; LM Ericsson Telephone Company; Extreme Networks, Inc.; F5 Networks, Inc.; Force10 Networks, Inc.; Fortinet Inc.; Hewlett-Packard Company; Huawei Technologies Co., Ltd; International Business Machines Corporation; Juniper Networks, Inc.; Meru Networks, Inc.; Microsoft Corporation; Motorola, Inc.; NETGEAR, Inc.; Nortel Networks Corporation; Riverbed Technology, Inc.; and Symantec Corporation; among others.

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

For example, the enterprise data center is undergoing a fundamental transformation arising from the convergence of technologies, including computing, networking, storage and software, that previously were siloed. Due to several factors, including the availability of highly scalable, general purpose microprocessors, application-specific integrated circuits offering advanced services, standards based protocols, cloud computing and virtualization, the application of these converging technologies is spanning multiple, previously independent, technology segments. Also, some of our current and potential competitors for enterprise data center business have made acquisitions, or announced new strategic alliances, designed to position them to provide end-to-end technology solutions for the enterprise data center. As a result of all of these developments, we face greater competition in the development and sale of enterprise data center technologies, including competition from entities that are among our long-term strategic alliance partners. Companies that are strategic alliance partners in some areas of our business may acquire or form alliances with our competitors, thereby reducing their business with us.

The principal competitive factors in the markets in which we presently compete and may compete in the future include:

•	The ability to provide a broad range of networking and communications products and services

•	Product performance

•	Price

•	The ability to introduce new products, including products with price-performance advantages

•	The ability to reduce production costs

•	The ability to provide value-added features such as security, reliability, and investment protection

•	Conformance to standards

•	Market presence

•	The ability to provide financing

•	Disruptive technology shifts and new business models

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

The markets for our products are characterized by rapidly changing technology, evolving industry standards, new product introductions, and evolving methods of building and operating networks. Our operating results depend on our ability to develop and introduce new products into existing and emerging markets and to reduce the production costs of existing products. We believe the industry is evolving to enable personal and business process collaboration enabled by networked Web 2.0, the technologies that enable user collaboration, as part of the second major phase of the Internet. As such, many of our strategic initiatives and investments are aimed at meeting the requirements that a network capable of multiple party, collaborative interaction would demand, and the investments we have made and our architectural approach are designed to enable networked Web 2.0 and the increased use of the network as the platform for all forms of communications and IT. Also, we recently launched our Unified Computing System, our next-generation enterprise data center platform architected to unite computing, network, storage access, and virtualization resources in a single system, which is designed to address the fundamental transformation occurring in the enterprise data center. The process of developing new technology is complex and uncertain, and if we fail to accurately predict customers’ changing needs and emerging technological trends our business could be harmed. We must commit significant resources, including the investments we intend to make in market adjacencies and in the United States and select emerging countries mentioned above, to developing new products before knowing whether our investments will result in products the market will accept. In particular, if our model of the evolution of networking to collaborative systems does not emerge as we believe it will, or if the industry does not evolve as we believe it will, or if our strategy for addressing this evolution is not successful, many of our strategic initiatives and investments may be of no or limited value. Furthermore, we may not execute successfully on that vision because of errors in product planning or timing, technical hurdles that we fail to overcome in a timely fashion, or a lack of appropriate resources. This could result in competitors providing those solutions before we do and loss of market share, net sales, and earnings. The success of new products depends on several factors, including proper new product definition, component costs, timely completion and introduction of these products, differentiation of new products from those of our competitors, and market acceptance of these products. There can be no assurance that we will successfully identify new product opportunities, develop and bring new products to market in a timely manner, or achieve market acceptance of our products or that products and technologies developed by others will not render our products or technologies obsolete or noncompetitive. Specifically, the products and technologies that we identify as “emerging technologies,” such as Cisco TelePresence systems, or “advanced technologies” may not prove to have the market success we anticipate, and we may not successfully identify and invest in other emerging or advanced technologies.

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

INDUSTRY CONSOLIDATION MAY LEAD TO INCREASED COMPETITION AND MAY HARM OUR OPERATING RESULTS

There has been a trend toward industry consolidation in our markets for several years. We expect this trend to continue as companies attempt to strengthen or hold their market positions in an evolving industry and as companies are acquired or are unable to continue operations. For example, some of our current and potential competitors for enterprise data center business have made acquisitions, or announced new strategic alliances, designed to position them with to provide end-to-end technology solutions for the enterprise data center. Companies that are strategic alliance partners in some areas of our business may acquire or form alliances with our competitors, thereby reducing their business with us. We believe that industry consolidation may result in stronger competitors that are better able to compete as sole-source vendors for customers. This could lead to more variability in our operating results and could have a material adverse effect on our business, operating results, and financial condition. Furthermore, particularly in the service provider market, rapid consolidation will lead to fewer customers, with the effect that loss of a major customer could have a material impact on results not anticipated in a customer marketplace composed of more numerous participants.

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

We conduct significant sales and customer support operations in countries outside of the United States; maintain a manufacturing facility for a substantial portion of our video systems products in Juarez, Mexico; and also depend on non-U.S. operations of our contract manufacturers, component suppliers and distribution partners. Although sales in our Emerging Markets theater have decreased during the current global economic downturn, in recent prior periods our Emerging Markets theater has been a relatively fast growing theater, and we have announced plans to expand our commitments and expectations in this theater. As such, our growth depends in part on our increasing sales into this theater. We also intend to expand our level of business activity in two large emerging countries, India and China, and our growth in the Asia Pacific theater will also depend in part upon our increasing sales in these countries. Our future results could be materially adversely affected by a variety of factors relating to our operations outside the United States, any or all of which could have a material adverse effect on our operating results and financial condition, including, among others, the following:

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

•	Political considerations that affect service provider and government spending patterns

•	Health or similar issues, such as a pandemic or epidemic (including the H1N1 virus outbreak)

•	Difficulties in staffing and managing international operations

•	Adverse tax consequences, including imposition of withholding or other taxes on payments by subsidiaries

WE ARE EXPOSED TO THE CREDIT RISK OF SOME OF OUR CUSTOMERS AND TO CREDIT EXPOSURES IN WEAKENED MARKETS, WHICH COULD RESULT IN MATERIAL LOSSES

Most of our sales are on an open credit basis, with typical payment terms of 30 days in the United States and, because of local customs or conditions, longer in some markets outside the United States. We monitor individual customer payment capability in granting such open credit arrangements, seek to limit such open credit to amounts we believe the customers can pay, and maintain reserves we believe are adequate to cover exposure for doubtful accounts. Beyond our open credit arrangements, we have also experienced demands for customer financing and facilitation of leasing arrangements. We expect demand for customer financing to continue, and recently we have been experiencing an increase in this demand as the credit markets have been impacted by the global economic downturn and related market uncertainty. We believe customer financing is a competitive factor in obtaining business, particularly in serving customers involved in significant infrastructure projects. Our loan financing arrangements may include not only financing the acquisition of our products and services but also providing additional funds for other costs associated with network installation and integration of our products and services.

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

CHANGES IN OUR PROVISION FOR INCOME TAXES OR ADVERSE OUTCOMES RESULTING FROM EXAMINATION OF OUR INCOME TAX RETURNS COULD ADVERSELY AFFECT OUR RESULTS

Our provision for income taxes is subject to volatility and could be adversely affected by earnings being lower than anticipated in countries that have lower tax rates and higher than anticipated in countries that have higher tax rates; by changes in the valuation of our deferred tax assets and liabilities; by expiration of or lapses in the R&D tax credit laws; by transfer pricing adjustments including the effect of acquisitions on our intercompany R&D cost sharing arrangement and legal structure; by tax effects of nondeductible compensation; by tax costs related to intercompany realignments; by changes in accounting principles; or by changes in tax laws and regulations including possible U.S. changes to the taxation of earnings of our foreign subsidiaries, and the deductibility of expenses attributable to foreign income, or the foreign tax credit rules. Significant judgment is required to determine the recognition and measurement attribute prescribed in Financial Interpretation No. 48, “Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109” (“FIN 48”). In addition, FIN 48 applies to all income tax positions, including the potential recovery of previously paid taxes, which if settled unfavorably could adversely impact our provision for income taxes or additional paid-in capital. Further, as a result of certain of our ongoing employment and capital investment actions and commitments, our income in certain countries is subject to reduced tax rates and in some cases is wholly exempt from tax. Our failure to meet these commitments could adversely impact our provision for income taxes. In addition, we are subject to the continuous examination of our income tax returns by the Internal Revenue Service and other tax authorities. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes. There can be no assurance that the outcomes from these continuous examinations will not have an adverse effect on our operating results and financial condition.

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

THERE CAN BE NO ASSURANCE THAT OUR OPERATING RESULTS AND FINANCIAL CONDITION WILL NOT BE ADVERSELY AFFECTED BY OUR INCURRENCE OF SENIOR UNSECURED DEBT

In February 2006, we issued senior unsecured notes in an aggregate principal amount of $6.5 billion, of which $500 million matured on February 20, 2009 and the balance will mature at specific dates in 2011 and 2016. In addition, in February 2009 we issued an aggregate of $4.0 billion of senior unsecured notes that mature at specific dates in 2019 and 2039. A portion of the proceeds of the recently issued notes was used to repay in full the notes that matured on February 20, 2009. The outstanding notes bear fixed-rate interest payable semi-annually. The fair value of the long-term debt is subject to market interest rate volatility. The instruments governing the notes contain certain covenants applicable to us and our subsidiaries that may adversely affect our ability to incur certain liens or engage in certain types of sale and leaseback transactions. There can be no assurance that our incurrence of this debt will be a better means of providing liquidity to us than would our use of our existing cash resources, including cash currently held offshore. Further, we cannot be assured that our maintenance of this indebtedness will not adversely affect our operating results or financial condition. In addition, changes by any rating agency to our credit rating can negatively impact the value and liquidity of both our debt and equity securities.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a) None.

(b) None.

(c) Issuer Purchases of Equity Securities (in millions, except per-share amounts)

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (2)
January 25, 2009 to February 21, 2009	12	$15.76	12	$6,622
February 22, 2009 to March 21, 2009	48	$14.88	48	$5,912
March 22, 2009 to April 25, 2009	17	$17.40	17	$5,621

Total	77	$15.57	77

(1)	Includes approximately 130,000 shares repurchased to satisfy tax withholding obligations that arose on the vesting of shares of restricted stock and restricted stock units.
(2)

On September 13, 2001, we announced that our Board of Directors had authorized a stock repurchase program. As of April 25, 2009, our Board of Directors had authorized the repurchase of up to $62 billion of common stock under this program. During the third quarter of fiscal 2009, we repurchased and retired 77 million shares of our common stock at a weighted-average price of $15.57 per share for an aggregate purchase price of $1.2 billion. As of April 25, 2009, we had repurchased and retired 2.8 billion shares of our common stock at a weighted-average price of $20.43 per share for an aggregate purchase price of $56.4 billion since inception of the stock repurchase program, and the remaining authorized amount for stock repurchases under this program was $5.6 billion with no termination date.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

The following documents are filed as Exhibits to this report:

4.1	Indenture, dated February 17, 2009, between Cisco Systems, Inc. and the Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.1 of Form 8-K (File No. 0-18225) filed February 17, 2009)

4.2	Forms of Global Note for the registrant’s 4.95% Senior Notes due 2019 and 5.90% Senior Notes due 2039 (contained in Exhibit No. 4.1)

10.1	Underwriting Agreement, dated February 9, 2009, among the registrant and Banc of America Securities LLC, Goldman, Sachs & Co. and J.P. Morgan Securities Inc., as representatives of the several underwriters named therein (incorporated by reference to Exhibit 1.1 of Form 8-K (File No. 0-18225) filed February 13, 2009)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32.1	Section 1350 Certification of Principal Executive Officer

32.2	Section 1350 Certification of Principal Financial Officer

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Cisco Systems, Inc.

Date: May 19, 2009	By	/s/ Frank A. Calderoni
Frank A. Calderoni Executive Vice President and Chief Financial Officer (Principal Financial Officer and duly authorized signatory)

EXHIBIT INDEX

4.1	Indenture, dated February 17, 2009, between Cisco Systems, Inc. and the Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.1 of Form 8-K (File No. 0-18225) filed February 17, 2009)

4.2	Forms of Global Note for the registrant’s 4.95% Senior Notes due 2019 and 5.90% Senior Notes due 2039 (contained in Exhibit No. 4.1)

10.1	Underwriting Agreement, dated February 9, 2009, among the registrant and Banc of America Securities LLC, Goldman, Sachs & Co. and J.P. Morgan Securities Inc., as representatives of the several underwriters named therein (incorporated by reference to Exhibit 1.1 of Form 8-K (File No. 0-18225) filed February 13, 2009)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32.1	Section 1350 Certification of Principal Executive Officer

32.2	Section 1350 Certification of Principal Financial Officer