Form 10-K
period 2009-07-25
CISCO SYSTEMS INC
filed 2009-09-11
CIK 858877

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 25, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☐  Yes    ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

Aggregate market value of registrant’s common stock held by non-affiliates of the registrant, based upon the closing price of a share of the registrant’s common stock on January 23, 2009 as reported by the NASDAQ Global Select Market on that date: $92,804,466,593

Number of shares of the registrant’s common stock outstanding as of September 3, 2009: 5,789,367,923

DOCUMENTS INCORPORATED BY REFERENCE

(1)	Portions of the registrant’s Annual Report to Shareholders for its fiscal year ended July 25, 2009 are incorporated by reference into Part I and Part II of this Annual Report on Form 10-K where indicated.
(2)	Portions of the registrant’s Proxy Statement relating to the registrant’s 2009 Annual Meeting of Shareholders, to be held on November 12, 2009, are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated.

PART I

This Annual Report on Form 10-K, including the “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which is incorporated by reference from our 2009 Annual Report to Shareholders, contains forward-looking statements regarding future events and our future results that are subject to the safe harbors created under the Securities Act of 1933 (the “Securities Act”) and the Securities Exchange Act of 1934 (the “Exchange Act”). All statements other than statements of historical facts are statements that could be deemed forward-looking statements. These statements are based on current expectations, estimates, forecasts, and projections about the industries in which we operate and the beliefs and assumptions of our management. Words such as “expects,” “anticipates,” “targets,” “goals,” “projects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “continues,” “endeavors,” “strives,” “may,” variations of such words, and similar expressions are intended to identify such forward-looking statements. In addition, any statements that refer to projections of our future financial performance, our anticipated growth and trends in our businesses, and other characterizations of future events or circumstances are forward-looking statements. Readers are cautioned that these forward-looking statements are only predictions and are subject to risks, uncertainties, and assumptions that are difficult to predict, including those identified below, under “Item 1A. Risk Factors,” and elsewhere herein and in the 2009 Annual Report to Shareholders. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. We undertake no obligation to revise or update any forward-looking statements for any reason.

PART I

ITEM 1. Business

General

We design, manufacture, and sell Internet Protocol (IP)-based networking and other products related to the communications and information technology (IT) industry and provide services associated with these products and their use. We provide a broad line of products for transporting data, voice, and video within buildings, across campuses, and around the world. Our products are designed to transform how people connect, communicate, and collaborate. Our products are installed at enterprise businesses, public institutions, telecommunications companies, commercial businesses and personal residences.

We conduct our business globally and are managed geographically in five segments: United States and Canada, European Markets, Emerging Markets, Asia Pacific, and Japan. The Emerging Markets theater consists of Eastern Europe, Latin America, the Middle East and Africa, and Russia and the Commonwealth of Independent States. For revenue and other information regarding these segments, see Note 15 to the Consolidated Financial Statements in our 2009 Annual Report to Shareholders. Note 15 is incorporated into this report by reference.

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

Products and Services

We sell IP-based networking and other products and services related to the communications and IT industry. Our products and services are designed to address a wide range of customers’ needs, including improving productivity, reducing costs, and gaining a competitive advantage. In addition, our products and services are designed to help customers build their own network infrastructures that support tools and applications that allow them to communicate with key stakeholders, including customers, prospects, business partners, suppliers, and employees. We focus on delivering networking products and solutions that are designed to simplify and secure customers’ network infrastructures. We believe that integrating multiple network services into our products helps our customers reduce their total cost of network ownership. Our product offerings fall into the following categories: our core technologies, routing and switching; advanced technologies; and other products. In addition to our product offerings, we provide a broad range of service offerings, including technical support services and advanced services. Our customer base spans virtually all types of public and private agencies and businesses, comprising enterprise businesses, service providers, commercial customers, and consumers.

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

As network architectures have become more robust to accommodate the demands of increasing numbers of users requiring an increasing array of network applications, new network-related product markets have arisen alongside our core routing and switching markets. We refer to these new markets that are similar, related, or adjacent to those in which we are active as market adjacencies.

In the past several years we have addressed market adjacencies related to our core routing and switching products through the development of various network-related offerings in our advanced technologies product category. Each of our advanced technologies product offerings, as with product evolutions in our core routing and switching categories, builds upon our existing competencies and, we believe, allows us to expand the overall market for our products and services. In our pursuit of market adjacencies related to our routing and switching products, we have focused our efforts on the following advanced technology product categories: application networking services, home networking, security, storage area networking, unified communications, video systems, and wireless technology. We have also continued to focus on developing a new wave of technologies, which we refer to as emerging technologies, which includes product areas such as Cisco TelePresence systems, physical security, digital media, and the Cisco Unified Computing System. We are in the process of identifying additional advanced technologies for focus and investment in the future. As has been the case from time to time in the past, one or more of our currently identified advanced technologies may be curtailed or eliminated due to market developments or other factors.

We refer to the evolutionary process by which adjacencies arise as market transitions. One example of a market in which a significant market transition appears to be underway is the enterprise data center market. We believe the market is at an inflection point, as awareness grows that intelligent networks are becoming the platform for productivity improvement and global competitiveness. We further believe that disruption in the enterprise data center market will accelerate in the next 12 months, due to changing technology trends such as the increasing adoption of virtualization and the rise in scalable processing. Virtualization is the process of aggregating the current siloed data center resources into unified, shared resource pools that can be dynamically delivered to applications on demand thus providing the ability to move content and applications between devices and the network.

This market transition is being brought about through the convergence of networking, computing, storage, and software technologies. We are seeking to capitalize on this market transition through, among other things, our Cisco Unified Computing System and Cisco Nexus product families, which are designed to integrate the previously siloed technologies in the enterprise data center with a unified architecture.

The competitive landscape in our markets is changing, and we expect there will be a new class of very large, well-financed and aggressive competitors, each bringing its own new class of products to address this new enterprise data center market. However, with respect to this market, we believe the network will be the intersection of innovation through an open ecosystem and standards. We expect to see acquisitions, industry consolidation, and new alliances among companies as they seek to serve the enterprise data center market. As we enter this next market phase, we expect that we will strengthen certain strategic alliances, compete more with certain strategic alliances and partners, and perhaps also encounter new competitors, in our attempt to deliver the best solutions for our customers.

Other market adjacencies on which we are focusing attention include those related to the increased role of video, collaboration, and networked Web 2.0 technologies across our customer markets. The key market transitions relative to the convergence of video, collaboration, and networked Web 2.0 technologies, which we believe will drive productivity and growth in network loads, appear to be evolving even faster than we had anticipated earlier this year. Cisco TelePresence systems are one example of our product offerings that have incorporated video, collaboration, and networked Web 2.0 technologies, as customers evolve their communications and business models.

We believe that the architectural approach that has served us well in addressing the market adjacencies in the communications and information technology industry will be adaptable to other markets. Examples of market adjacencies where we aim to apply this approach are the consumer, electrical services infrastructure, and video market segments. For the consumer market, through collaboration with technology partners, retailers, service providers, and content publishers, we are striving to create compelling consumer experiences and make the network the platform for a variety of services in the home, as broadband development moves from a device-centric phase to a network-centric model. In the electrical services infrastructure market, we are developing an architecture for managing energy in a highly secure fashion on electrical grids at various steps from energy generation to consumption in homes and buildings. With regard to the video market segment, we are focused on simplifying and expanding the creation, distribution, and use of end-to-end video solutions for businesses and consumers.

In order to manage our pursuit of diverse market adjacencies, we believe we need the subject area and functional skill expertise of not just one person but many within our company. Accordingly, we have developed what we feel is an innovative organizational structure of boards and councils, bringing together Cisco managers from across many functional areas within our company to collaboratively define, plan, execute and monitor our progress in these many market adjacencies. While we believe that this collaborative management approach will allow us to take advantage of these often rapidly evolving market transitions and resulting opportunities, this is a new management approach for us and therefore there can be no assurance that this organizational structure will help to produce revenue and market share successes in these market adjacencies.

For a discussion of the risks associated with our strategy, see “Item 1A. Risk Factors,” including the risk factor entitled “We depend upon the development of new products and enhancements to existing products, and if we fail to predict and respond to emerging technological trends and customers’ changing needs, our operating results and market share may suffer.” For information regarding sales of our major products and services, see Note 15 to the Consolidated Financial Statements in our 2009 Annual Report to Shareholders. Note 15 is incorporated into this report by reference.

Our current offerings fall into several categories:

Routing

Routing technology is fundamental to the Internet, and this technology interconnects public and private IP networks for mobile, data, voice, and video applications. Our routing products are designed to enhance the intelligence, security, reliability, scalability, and level of performance in the transmission of information and media-rich applications. We offer a broad range of routers, from core network infrastructure for service providers and enterprises to access routers for branch offices and for telecommuters and consumers at home. Key products within our routing category are the Cisco 1800 Series, Cisco 2800 Series, and Cisco 3800 Series Integrated Services Routers as well as the Cisco 7200 Series, Cisco 7600 Series, and Cisco 12000 Series Routers, and the Cisco CRS-1 Carrier Routing System.

During fiscal 2009, we introduced the Cisco ASR 9000 Series Aggregation Services Routers, which are designed to help service providers deliver bandwidth-intensive video and data services to business and residential customers. The ASR 9000 Series builds on the ASR 1000 Series, our first aggregation services router series, which we delivered in fiscal 2008. In fiscal 2009, we continued to gain traction in the market with the innovative Cisco CRS-1 Carrier Routing System. Developed for service provider core networks, the CRS-1 is designed to provide the flexibility, reliability, and performance that carriers need to transport the growing video and application traffic on the Internet.

Switching

Switching is another integral networking technology used in campuses, branch offices, and data centers. Switches are used within buildings in local-area networks (LANs), across cities in metropolitan-area networks (MANs), and across great distances in wide-area networks (WANs). Our switching products offer many forms of connectivity to end users, workstations, IP phones, access points and servers, and also function as aggregators on LANs, MANs, and WANs. Our switching systems employ several widely used technologies including Ethernet, Power over Ethernet, Fibre Channel over Ethernet, Packet over Synchronous Optical Network, and Multiprotocol Label Switching. Many of our switches are designed to support an integrated set of advanced services, allowing organizations to be more efficient by using one switch for multiple networking functions rather than multiple switches to accomplish the same functions. Cisco offers a comprehensive family of Ethernet switching solutions from fixed-configuration switches for small and medium-sized businesses to modular switches for enterprises and service providers. Our fixed-configuration switches are designed to provide a foundation for converged data, voice, and video services. They range from small, standalone switches to stackable models that function as a single, scalable switching unit. Modular switches offer flexibility for enterprises, which due to large-scale network demands often need to deploy numerous, concurrent intelligent networking services without degrading overall performance. Key products within our switching category are the Cisco Catalyst 2960 Series, 3560 Series, 3750 Series, 4500 Series, and 6500 Series.

During fiscal 2009, we delivered our first hypervisor-based software switch, the Cisco Nexus 1000V Series Switch, which is designed to extend networks into virtual machines. We also delivered the Nexus 2000 Series Fabric Extender which operates with a Nexus 5000 Series Switch, and is designed to eliminate control points and provide additional flexibility following the fiscal 2008 launch of the Nexus 5000 and 7000 Series data center switches. We also introduced Cisco EnergyWise, a software upgrade to Cisco Catalyst LAN switches that extends the network’s ability to monitor and control power.

Advanced Technologies

Application Networking Services

Cisco Application Networking Services is a broad portfolio of application networking solutions that enable high performance and highly secure delivery of applications within data centers, and across WANs to remote and branch office users. Our solutions are designed to help facilitate the deployment and delivery of business applications across an entire organization by using technology to accelerate, maximize availability of, and secure both application traffic and computing resources. A key product within our application networking services category is Cisco Wide Area Application Services (WAAS), a comprehensive WAN optimization solution.

Home Networking

We believe the consumer market is undergoing a market transition from what we call the connected home to the media-enabled home, where all consumer devices, services, and content are designed to enable people to live a connected life that is more personal, more social, and more visual than previously possible with devices in the home. Our home networking products connect different devices in the household, through wired or wireless connections, allowing people to share Internet access, printers, storage, video, music, movies, and games throughout the home. Our products include voice and data modems, routers and gateways, Internet video cameras, home entertainment storage, wireless home audio, home network management software, and other products that are designed to enable customers to experience their digital content in all areas of their lives. These products are sold through select retailers, value-added resellers, online retailers, and service providers worldwide.

In fiscal 2009, under the Linksys by Cisco brand, we introduced home routers and access points supporting the new 802.11n Wi-Fi standard for advanced home wireless networking; wireless home audio kits, which allow people to enjoy music throughout their homes; and Media Hub devices, which allow people to store, manage, and share video, music, and photos throughout their homes and also to access such digital content from outside their homes with an Internet connection.

Security

Cisco security solutions deliver network and content security systems that are designed to enable highly secure collaboration. Our products in this category span firewall, intrusion prevention, remote access and virtual private networks (VPNs), unified client, web, and email security. We focus on a proactive, layered approach to counter both existing and emerging security threats. We provide security solutions that are designed to be integrated, timely, comprehensive, and effective, helping to ensure holistic security for organizations worldwide. A key product line within our security product category is the Cisco ASA 5500 Series Adaptive Security Appliances.

In fiscal 2009, we introduced email and web security products including the Cisco IronPort Email Security Appliance and Cisco IronPort Web Security Appliance for enterprise and midmarket companies and the Cisco Spam and Virus Blocker for small businesses.

Storage Area Networking

We provide storage area networking (SAN) products for data center environments that deliver multilayer, scalable, and highly secure connectivity between servers and storage systems, including products such as storage arrays and tape drives. These products incorporate intelligent network features, such as advanced network security, traffic management, virtualization, and tools that are designed to help make storing, retrieving, and protecting critical data across widely distributed environments more efficient. The Cisco MDS 9000 Series is the key product line within our storage area networking product category.

In fiscal 2009, we introduced support in our MDS 9000 line of storage switches for the emerging Fibre Channel over Ethernet standard. We also transitioned our storage area networking operating system to Cisco NX-OS, which offers companies greater scalability, flexibility, and reduced total cost of ownership while providing a unified software base for the future unification of Ethernet, storage, and high-performance computing networks.

Unified Communications

Cisco Unified Communications products integrate voice, video, data, and mobile applications on fixed and mobile networks, delivering a media-rich collaboration experience to the workspace. Specific products include IP phones, client software, servers, and network appliances supporting call control, contact centers, messaging, conferencing, voice mobility, and collaboration including presence and preference information. These products are available as software and web-based collaborative offerings, as standalone devices, and as integrated components in Cisco routers and switches. These applications use the network as the platform to enhance competitive advantage by enabling users to accelerate decision time and reduce transaction time. The security and scalability of the network enables users in any workspace to connect with one another through a computer, handset, smart phone, or other similar communications equipment. Cisco Unified Communications are part of a comprehensive solution that includes network infrastructure, security, wireless, management applications, lifecycle services, flexible deployment, outsourced management options, and third-party applications. Cisco WebEx products provide web-based collaborative offerings that allow users to share presentations, applications, documents, and desktops, with full-motion video and integrated audio, in a rich multimedia environment online through the use of a standard web browser.

In fiscal 2009, we introduced the Cisco IP Phone 6900 Series, a new line of IP phones, and the Cisco Unified Workspace Licensing program, a flexible approach designed to increase customer utilitization of Cisco Unified Communications products and applications. We also focused on integration between Cisco and third-party products and applications.

Video Systems

Our video systems offerings consist primarily of digital set-top boxes and digital media technology products. Digital set-top boxes provide video entertainment services to consumers. They enable subscribers to access a variety of interactive digital television services developed either by Cisco or third parties. Our equipment includes Standard-Definition (SD), IP television (IPTV) service-enabled, Data over Cable System Interface Specification (DOCSIS), DOCSIS Gateway (DSG), High-Definition (HD), digital video recorder (DVR), HD-DVR, multiple-room DVR, Media Center DVR, and digital-only set-top boxes. Digital media technology products span a wide range of signal processing and headend capabilities including reception, encoding or transcoding, transrating, multiplexing, ad insertion, switching, and modulation. Deployment of these capabilities can help service providers and broadcast customers to more efficiently deliver entertainment, information, and communications services over their existing access networks.

Wireless Technology

The Cisco Unified Wireless Network is designed to unify high-performance 802.11n wireless access across campus, branch, remote, and outdoor environments. This wireless system strives to maximize flexibility and reliability with its access point, controller, antenna, and integrated management products. Streamlined management and mobile device troubleshooting are features of the platform designed to reduce operational cost. This platform delivers, through an open application programming interface (API), business-relevant mobility data, voice, video, and context-aware applications to partners and end-user customers. A key product line within our wireless technology category is the Cisco Aironet product family.

Other Products

Our other products comprise primarily optical networking products, cable access, and service provider voice-over-IP (VoIP) services. We provide optical networking products for both the enterprise and service provider markets. We market and sell analog and digital optoelectronics which may reside in a network operator’s headend, in other facilities such as distribution hubs, and in optical nodes. Our other products also include such emerging technologies as Cisco TelePresence systems, TelePresence Exchange Services, physical security and video surveillance, digital media systems, and building systems that help companies manage energy efficiency.

During fiscal 2009, we announced the next step in our Data Center 3.0 vision: the Cisco Unified Computing System, which is the next-generation data center platform designed to improve IT responsiveness to rapidly changing business demands. The Cisco Unified Computing System unites network, computing, and virtualization resources into a seamless system, which helps companies reduce IT costs and deploy new IT services more quickly.

Service

In addition to our product offerings, we provide a broad range of service offerings, including technical support services and advanced services. Technical support services help ensure that our products operate efficiently, remain available, and benefit from the most up-to-date system software. These services help customers protect their network investments and minimize downtime for systems running mission-critical applications. Advanced services are services that are part of a comprehensive program that is designed to provide responsive, preventive, and consultative support of our technologies for specific networking needs. The advanced services program supports networking devices, applications, solutions and complete infrastructures. Our service and support strategy seeks to capitalize on increased globalization, and we believe this strategy, along with our architectural approach, has the potential to further differentiate us from competitors.

Customers and Markets

Many factors influence the IT, collaboration, and networking requirements of our customers. These include the size of the organization, number and types of technology systems, geographic location, and the business applications deployed throughout the network. Our customer base is not limited to any specific industry, geography, or market segment. In each of the past three fiscal years, no single customer has accounted for 10 percent or more of our net sales. Our customers primarily operate in the following markets: enterprise, service provider, commercial, and consumer.

Enterprise

Enterprise businesses are large regional, national, or global organizations with multiple locations or branch offices and typically employ 1,000 or more employees. Many enterprise businesses have unique IT, collaboration, and networking needs within a multi-vendor environment. Our enterprise customers also include public sector entities and governments. We take advantage of the network as the platform to integrate business processes with technology architectures to assist customer growth. We offer service and support packages, financing, and managed network services through our service provider partners. We sell these products through a network of third-party application and technology vendors and channel partners.

Service Providers

Service providers offer data, voice, video, and mobile/wireless services to businesses, governments, utilities, and consumers worldwide. They include regional, national, and international wireline carriers, as well as Internet, cable, and wireless providers. We also group media, broadcast, and web portal providers within our service provider market, as the lines in the telecommunications industry continue to blur between traditional network-based services and content-based and application-based services. Service providers use a variety of our routing and switching, optical, security, video, connected home, mobility, and network management products and systems in their own networks. In addition, many service providers use Cisco data center, virtualization, and collaboration technologies to offer managed or Internet-based services to their business customers. These technologies include Cisco Unified Communications and call center products and applications, Cisco WebEx collaboration tools, and Cisco TelePresence systems, as well as other video and security products and systems that can be incorporated into network-attached data centers. Compared with other customers, service providers are more likely to require network design, deployment, and support services because of the scale and complexity of their networks.

Commercial

Generally, we define commercial businesses as companies with fewer than 1,000 employees. The larger, or midmarket, customers within the commercial market are served by a combination of our direct salesforce and our channel partners. These customers typically require the latest advanced technologies that our enterprise customers demand, but with less complexity. Small businesses, or companies with fewer than 100 employees, require information technologies and communication products that are easy to configure, install, and maintain. These smaller companies within the commercial market are primarily served by our channel partners.

Consumer

Consumer customers are individuals who use the network at home, or while away from home, for personal use to enjoy a broad range of entertainment, communications, and information experiences. Cisco is able to deliver these solutions to consumers through an extensive vendor network of retailers, partners, service and content providers, and direct online retailers. The Flip Video family of camcorders represents a new addition to our consumer product line, having been added to our product portfolio through the acquisition of Pure Digital Technologies, Inc. during fiscal 2009. The Flip Video family of camcorders is designed to make video simple, accessible, and fun by allowing people to easily capture and edit videos and then share them instantly with friends, family, and on popular video-sharing websites.

Sales Overview

As of the end of fiscal 2009, our worldwide sales and marketing department consisted of approximately 23,250 employees, including managers, sales representatives, and technical support personnel. We have field sales offices in approximately 90 countries and we sell our products and services both directly and through a variety of channels with support from our salesforce. A substantial portion of our products and services is sold through our channel partners and the remainder is sold through direct sales. Our channel partners include systems integrators, service providers, other resellers, distributors, and retail partners.

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

For information regarding risks related to our channels, see “Item 1A. Risk Factors,” including the risk factors entitled “Disruption of or changes in our distribution model could harm our sales and margins” and “Our inventory management relating to our sales to our two-tier distribution channel is complex, and excess inventory may harm our gross margins.”

For information regarding risks relating to our international operations, see “Item 1A. Risk Factors,” including the risk factors entitled “Our operating results may be adversely affected by unfavorable economic and market conditions and the uncertain geopolitical environment”; “Entrance into new or developing markets exposes us to additional competition and will likely increase demands on our service and support operations”; “Due to the global nature of our operations, political or economic changes or other factors in a specific country or region could harm our operating results and financial condition”; “We are exposed to fluctuations in currency exchange rates that could negatively impact our financial results and cash flows”; and “Man-made problems such as computer viruses or terrorism may disrupt our operations and harm our operating results”, among others.

Our service offerings complement our products through a range of consulting, technical, project, quality, and maintenance services, including 24-hour online and telephone support through technical assistance centers.

We provide financing arrangements, such as leases, financed service contracts, and loans, for certain qualified customers to build, maintain, and upgrade their networks. We believe customer financing is a competitive factor in obtaining business, particularly in serving customers involved in significant infrastructure projects. Leases include sales-type, direct financing, and operating leases. We also provide certain qualified customers with the option of financing long-term service contracts, which primarily relate to technical support services and typically range from one to three years. Our loan financing arrangements may include not only financing for the acquisition of our products and services, but also may provide additional funds for other costs associated with network installation and integration of our products and services. For additional information regarding these financing arrangements, see Note 6 to the Consolidated Financial Statements in our 2009 Annual Report to Shareholders. Note 6 is incorporated into this report by reference.

Backlog

Our backlog at July 25, 2009, the last day of our 2009 fiscal year, was approximately $3.9 billion, compared with backlog of approximately $4.8 billion at July 26, 2008, the last day of our 2008 fiscal year. The backlog includes orders confirmed for products scheduled to be shipped within 90 days to customers with approved credit status. Because of the generally short cycle between order and shipment, and occasional customer changes in delivery schedules or cancellation of orders (which are made without significant penalty), we do not believe that our backlog, as of any particular date, is necessarily indicative of actual net sales for any future period.

Acquisitions, Investments, and Alliances

The markets in which we compete require a wide variety of technologies, products, and capabilities. The combination of technological complexity and rapid change within our markets makes it difficult for a single company to develop all the technological solutions that it desires to offer within its family of products and services. We work to broaden the range of products and services we deliver to customers in target markets through acquisitions, investments, and alliances. We employ the following strategies to address the need for new or enhanced networking and communications products and services:

•	Developing new technologies and products internally

•	Entering into joint-development efforts with other companies

•	Reselling other companies’ products

•	Acquiring all or parts of other companies

Acquisitions

We have acquired many companies and we expect to make future acquisitions. Mergers and acquisitions of high-technology companies are inherently risky, especially if the acquired company has yet to ship a product. No assurance can be given that our previous or future acquisitions will be successful or will not materially adversely affect our financial condition or operating results. Prior acquisitions have resulted in a wide range of outcomes, from successful introduction of new products and technologies to an inability to do so. The risks associated with acquisitions are more fully discussed in “Item 1A. Risk Factors,” including the risk factor entitled “We have made and expect to continue to make acquisitions that could disrupt our operations and harm our operating results.”

Investments in Privately Held Companies

We make investments in privately held companies that develop technology or provide services that are complementary to our products or that provide strategic value. The risks associated with these investments are more fully discussed in “Item 1A. Risk Factors,” including the risk factor entitled “We are exposed to fluctuations in the market values of our portfolio investments and in interest rates; impairment of our investments could harm our earnings.”

Strategic Alliances

We pursue strategic alliances with other companies in areas where collaboration can produce industry advancement and acceleration of new markets. The objectives and goals of a strategic alliance can include one or more of the following: technology exchange, product development, joint sales and marketing, or new-market creation. Currently, we have strategic alliances with Accenture Ltd; AT&T Inc.; Cap Gemini S.A.; EMC Corporation; Fujitsu Limited; Intel Corporation; International Business

Machines Corporation; Italtel SpA; Johnson Controls Inc.; Microsoft Corporation; Nokia; Nokia Siemens Networks; Oracle Corporation; SAP AG; Sprint Nextel Corporation; Tata Consultancy Services Ltd.; VMware, Inc.; Wipro Limited; and others. Companies with which we have strategic alliances in some areas may be competitors in other areas. The risks associated with our strategic alliances are more fully discussed in “Item 1A. Risk Factors,” including the risk factor entitled “If we do not successfully manage our strategic alliances, we may experience increased competition or delays in product development.”

Competition

We compete in the networking and communications equipment markets, providing products and services for transporting data, voice, and video traffic across intranets, extranets, and the Internet. These markets are characterized by rapid change, converging technologies, and a migration to networking and communications solutions that offer relative advantages. These market factors represent both an opportunity and a competitive threat to us. We compete with numerous vendors in each product category. The overall number of our competitors providing niche product solutions may increase. Also, the identity and composition of competitors may change as we increase our activity in our advanced technology markets and market adjacencies. As we continue to expand globally, we may see new competition in different geographic regions. In particular, we have experienced price-focused competition from competitors in Asia, especially from China, and we anticipate this will continue.

Our competitors include: Alcatel-Lucent; ARRIS Group, Inc.; Aruba Networks, Inc.; Avaya Inc.; Belden Inc.; Brocade Communications Systems, Inc.; Check Point Software Technologies Ltd.; Citrix Systems, Inc.; D-Link Corporation; LM Ericsson Telephone Company; Extreme Networks, Inc.; F5 Networks, Inc.; Force10 Networks, Inc.; Fortinet, Inc.; Hewlett-Packard Company; Huawei Technologies Co., Ltd.; International Business Machines Corporation; Juniper Networks, Inc.; LogMeIn, Inc.; Meru Networks, Inc.; Microsoft Corporation; Motorola, Inc.; NETGEAR, Inc.; Nortel Networks Corporation; Riverbed Technology, Inc.; and Symantec Corporation; among others.

Some of these companies compete across many of our product lines, while others are primarily focused in a specific product area. Barriers to entry are relatively low, and new ventures to create products that do or could compete with our products are regularly formed. In addition, some of our competitors may have greater resources, including technical and engineering resources, than we do. As we expand into new markets, we will face competition not only from our existing competitors but also from other competitors, including existing companies with strong technological, marketing, and sales positions in those markets. We also sometimes face competition from resellers and distributors of our products. Companies with whom we have strategic alliances in some areas may be competitors in other areas. For example, the enterprise data center is undergoing a fundamental transformation arising from the convergence of technologies, including computing, networking, storage and software, that previously were siloed. Due to several factors, including the availability of highly scalable and general purpose microprocessors, application-specific integrated circuits offering advanced services, standards based protocols, cloud computing and virtualization, the application of these converging technologies is spanning multiple, previously independent, technology segments. Also, some of our current and potential competitors for enterprise data center business have made acquisitions, or announced new strategic alliances, designed to position them to provide end-to-end technology solutions for the enterprise data center. As a result of all of these developments, we face greater competition in the development and sale of enterprise data center technologies, including competition from entities that are among our long-term strategic alliance partners. Companies that are strategic alliance partners in some areas of our business may acquire or form alliances with our competitors, thereby reducing their business with us.

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

We also face competition from customers to which we license or supply technology and suppliers from which we transfer technology. The inherent nature of networking requires interoperability. As such, we must cooperate and at the same time compete with many companies. Any inability to effectively manage these complicated relationships with customers, suppliers, and strategic alliance partners could have a material adverse effect on our business, operating results, and financial condition, and accordingly affect our chances of success.

Research and Development

We regularly seek to introduce new products and features to address the requirements of our markets. We allocate our research and development budget among routers, switches, advanced technologies, and other product technologies for this purpose. Our research and development expenditures were $5.2 billion, $5.3 billion, and $4.6 billion in fiscal 2009, 2008, and 2007, respectively. These expenditures are applied generally to all product areas, with specific areas of focus being identified from time to time. Recent areas of focus include, but are not limited to, Cisco TelePresence systems, physical security, digital media, and the Cisco Unified Computing System. Our expenditures for research and development costs, as well as in-process research and development of $63 million, $3 million, and $81 million in fiscal 2009, 2008, and 2007, respectively, were expensed as incurred.

The industry in which we compete is subject to rapid technological developments, evolving standards, changes in customer requirements, and new product introductions and enhancements. As a result, our success depends in part upon our ability, on a cost-effective and timely basis, to continue to enhance our existing products and to develop and introduce new products that improve performance and reduce total cost of ownership. To achieve these objectives, our management and engineering personnel work with customers to identify and respond to customer needs, as well as with other innovators of internetworking products, including universities, laboratories, and corporations. We also expect to continue to make acquisitions and investments, where appropriate, to provide us with access to new technologies. We intend to continue developing products that meet key industry standards and to support important protocol standards as they emerge. Nonetheless, there can be no assurance that we will be able to successfully develop products to address new customer requirements and technological changes, or that those products will achieve market acceptance.

Manufacturing

We primarily employ an outsourced manufacturing strategy that relies on contract manufacturers for manufacturing services. We presently use a variety of independent third-party companies to provide services related to printed-circuit board assembly, in-circuit test, product repair, and product assembly. Proprietary software on electronically programmable memory chips is used to configure products that meet customer requirements and to maintain quality control and security. The manufacturing process enables us to configure the hardware and software in unique combinations to meet a wide variety of individual customer requirements. The manufacturing process uses automated testing equipment and burn-in procedures, as well as comprehensive inspection, testing, and statistical process controls, which are designed to help ensure the quality and reliability of our products. The manufacturing processes and procedures are generally certified to International Organization for Standardization (ISO) 9001 or ISO 9003 standards.

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

Although we primarily employ an outsourced manufacturing strategy, we continue to operate manufacturing facilities, including a principal facility in Juarez, Mexico, for the manufacture of set-top boxes. The manufacturing operations in Juarez range from automated assembly lines for volume production to complete assembly of a particular product by one individual or small group of individuals.

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

The industry in which we compete is characterized by rapidly changing technology, a large number of patents, and frequent claims and related litigation regarding patent and other intellectual property rights. There can be no assurance that our patents and other proprietary rights will not be challenged, invalidated, or circumvented; that others will not assert intellectual property rights to technologies that are relevant to us; or, that our rights will give us a competitive advantage. In addition, the laws of some foreign countries may not protect our proprietary rights to the same extent as the laws of the United States. The risks associated with patents and intellectual property are more fully discussed in “Item 1A. Risk Factors,” including the risk factors entitled “Our proprietary rights may prove difficult to enforce,” “We may be found to infringe on intellectual property rights of others,” and “We rely on the availability of third-party licenses.”

Employees

As of July 25, 2009, we employed approximately 65,550 employees, including approximately 16,600 in manufacturing and service, approximately 19,300 in engineering, approximately 23,250 in sales and marketing, and approximately 6,400 in general and administration. Approximately 28,500 employees are in locations outside the United States. We consider the relationships with our employees to be positive. Competition for technical personnel in the industry in which we compete is intense. We believe that our future success depends in part on our continued ability to hire, assimilate, and retain qualified personnel. To date, we believe that we have been successful in recruiting qualified employees, but there is no assurance that we will continue to be successful in the future.

Executive Officers of the Registrant

The following table shows the name, age and position as of August 31, 2009 of each of our executive officers:

Name	Age	Position
Susan L. Bostrom	48

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

Frank A. Calderoni	52

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

John T. Chambers	60

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

Mark Chandler	53

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

Wim Elfrink	57

Executive Vice President, Cisco Services and Chief Globalisation Officer

Mr. Elfrink joined Cisco in 1997 as Vice President of Customer Advocacy in Europe. In November 2000 he was promoted to Senior Vice President, Customer Advocacy and took over global responsibility for the function, relocating to San Jose California. Mr. Elfrink was appointed Chief Globalisation Officer in December 2006 and moved to Bangalore India to establish Cisco’s Globalisation Centre East. In August 2007 he was named Executive Vice President.

Name	Age	Position

Robert W. Lloyd	53

Executive Vice President, Worldwide Operations

Mr. Lloyd joined Cisco in November 1994 as General Manager of Cisco Canada. In October 1998, he was promoted to Vice President, EMEA (Europe, Middle East and Africa); in February 2001, he was promoted to Senior Vice President, EMEA; and in July 2005, Mr. Lloyd was appointed Senior Vice President, US, Canada and Japan. In April 2009, he was promoted to his current position.

Randy Pond	55

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

•

Our ability to achieve targeted cost reductions, such as the resource realignment and expense reduction that is described in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section in our 2009 Annual Report to Shareholders, which section is incorporated into this report by reference

•

The ability of our customers, channel partners, contract manufacturers and suppliers to obtain financing or to fund capital expenditures, especially during a period of global credit market disruption or in the event of customer, channel partner, contract manufacturer or supplier financial problems

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

OUR OPERATING RESULTS MAY BE ADVERSELY AFFECTED BY UNFAVORABLE ECONOMIC AND MARKET CONDITIONS AND THE UNCERTAIN GEOPOLITICAL ENVIRONMENT

Challenging economic conditions worldwide have from time to time contributed, and may continue to contribute, to slowdowns in the communications and networking industries at large, as well as to specific segments and markets in which we operate, resulting in:

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

The turmoil in the global credit markets, the instability in the geopolitical environment in many parts of the world and other disruptions, such as changes in energy costs, may continue to put pressure on global economic conditions. Our operating results in one or more segments may also be affected by uncertain or changing economic conditions particularly germane to that segment or to particular customer markets within that segment. The world has been experiencing a global macroeconomic downturn, and if global economic and market conditions, or economic conditions in the United States or other key markets, remain uncertain, persist, or deteriorate further, we may experience material impacts on our business, operating results, and financial condition.

DURING THE GLOBAL ECONOMIC DOWNTURN AND WHILE THE RELATED MARKET UNCERTAINTY PERSISTS, WE HAVE BEEN INVESTING IN MARKET ADJACENCIES AND ALSO IN THE UNITED STATES AND SELECT EMERGING COUNTRIES, AND IF THE RETURN ON THESE INVESTMENTS IS LOWER OR DEVELOPS MORE SLOWLY THAN WE EXPECT, OUR OPERATING RESULTS MAY BE HARMED

We continue to realign resources to focus on certain market adjacencies, such as enterprise data center virtualization, video/visual networking, collaboration architectures, and globalization, primarily in targeted geographic locations. Moreover, since we believe the United States will be among the first major countries to recover from the global economic downturn, we continue to make a significant portion of these investments in the United States so that we can be positioned to benefit from this future recovery while other countries or markets may not be recovering. Additionally, we believe countries such as China and India are positioned to minimize the effect of the global challenges on their own economies, creating opportunities for us even while other countries or markets may not be recovering. However, the return on our investments in such market adjacencies and in such geographic markets may be lower, or may develop more slowly, than we expect. If we do not achieve the benefits anticipated from these investments (including if our selection of areas for investment does not play out as we expect), or if the achievement of these benefits is delayed, our operating results may be adversely affected.

OUR REVENUE FOR A PARTICULAR PERIOD IS DIFFICULT TO PREDICT, AND A SHORTFALL IN REVENUE MAY HARM OUR OPERATING RESULTS

As a result of a variety of factors discussed in this report, our revenue for a particular quarter is difficult to predict, especially in light of the global economic downturn and related market uncertainty. Our net sales declined in fiscal 2009 and may decline further or may grow at a slower rate than in past periods. Our ability to meet financial expectations could also be adversely affected if the nonlinear sales pattern seen in some of our past quarters recurs in future periods. We have experienced periods of time during which shipments have exceeded net bookings or manufacturing issues have delayed shipments, leading to nonlinearity in shipping patterns. In addition to making it difficult to predict revenue for a particular period, nonlinearity in shipping can increase costs, because irregular shipment patterns result in periods of underutilized capacity and periods in which overtime expenses may be incurred, as well as in potential additional inventory management-related costs. In addition, to the extent that manufacturing issues and any related component shortages result in delayed shipments in the future, and particularly in periods in which we and our contract manufacturers are operating at higher levels of capacity, it is possible that revenue for a quarter could be adversely affected if such matters occur and are not remediated within the same quarter.

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

Sales to the service provider market have been characterized by large and sporadic purchases, especially relating to our router sales and sales of certain of our advanced technologies, in addition to longer sales cycles. In the past, we have experienced significant weakness in sales to service providers over certain extended periods of time as market conditions have fluctuated. Sales activity in this industry depends upon the stage of completion of expanding network infrastructures; the availability of funding; and the extent to which service providers are affected by regulatory, economic, and business conditions in the country of operations. Weakness in orders from this industry, including as a result of any slowdown in capital expenditures by service providers (which may be more prevalent in the global economic downturn), could have a material adverse effect on our business, operating results, and financial condition. For example, during fiscal 2009, we experienced a slowdown in service provider capital expenditures globally, which may continue in future quarters. Orders from this industry could decline for many reasons other than the competitiveness of our products and services within their respective markets. For example, in the past, many of our service provider customers have been materially and adversely affected by slowdowns in the general economy, by overcapacity, by changes in the service provider market, by regulatory developments, and by constraints on capital availability, resulting in business failures and substantial reductions in spending and expansion plans. These conditions have materially harmed our business and operating results in the past, and some of these or other conditions in the service provider market could affect our business and operating results in any future period. Finally, service provider customers typically have longer implementation cycles; require a broader range of services, including design services; demand that vendors take on a larger share of risks; often require acceptance provisions, which can lead to a delay in revenue recognition; and expect financing from vendors. All these factors can add further risk to business conducted with service providers.

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

THE MARKETS IN WHICH WE COMPETE ARE INTENSELY COMPETITIVE, WHICH COULD ADVERSELY AFFECT OUR ACHIEVEMENT OF REVENUE GROWTH

The markets in which we compete are characterized by rapid change, converging technologies, and a migration to networking and communications solutions that offer relative advantages. These market factors represent a competitive threat to us. We compete with numerous vendors in each product category. The overall number of our competitors providing niche product solutions may increase. Also, the identity and composition of competitors may change as we increase our activity in our advanced technology markets and market adjacencies. As we continue to expand globally, we may see new competition in different geographic regions. In particular, we have experienced price-focused competition from competitors in Asia, especially from China, and we anticipate this will continue. For information regarding our competitors, see the section entitled “Competition” contained in Item 1 of this report.

Some of our competitors compete across many of our product lines, while others are primarily focused in a specific product area. Barriers to entry are relatively low, and new ventures to create products that do or could compete with our products are regularly formed. In addition, some of our competitors may have greater resources, including technical and engineering resources, than we do. As we expand into new markets, we will face competition not only from our existing competitors but also from other competitors, including existing companies with strong technological, marketing, and sales positions in those markets. We also sometimes face competition from resellers and distributors of our products. Companies with whom we have strategic alliances in some areas may be competitors in other areas.

For example, the enterprise data center is undergoing a fundamental transformation arising from the convergence of technologies, including computing, networking, storage, and software, that previously were siloed. Due to several factors, including the availability of highly scalable and general purpose microprocessors, application-specific integrated circuits offering advanced services, standards based protocols, cloud computing and virtualization, the application of these converging technologies is spanning multiple, previously independent, technology segments. Also, some of our current and potential competitors for enterprise data center business have made acquisitions, or announced new strategic alliances, designed to position them to provide end-to-end technology solutions for the enterprise data center. As a result of all of these developments, we face greater competition in the development and sale of enterprise data center technologies, including competition from entities that are among our long-term strategic alliance partners. Companies that are strategic alliance partners in some areas of our business may acquire or form alliances with our competitors, thereby reducing their business with us.

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

Our growth and ability to meet customer demands depend in part on our ability to obtain timely deliveries of parts from our suppliers and contract manufacturers. We have experienced component shortages in the past, including shortages caused by manufacturing process issues, that have affected our operations. We may in the future experience a shortage of certain component parts as a result of our own manufacturing issues, manufacturing issues at our suppliers or contract manufacturers, capacity problems experienced by our suppliers or contract manufacturers, or strong demand in the industry for those parts. A return to growth in the economy is likely to create greater pressures on us and our suppliers to accurately project overall component demand and component demands within specific product categories and to establish optimal component levels. If shortages or delays persist, the price of these components may increase, or the components may not be available at all, and we may also encounter shortages if we do not accurately anticipate our needs. We may not be able to secure enough components at reasonable prices or of acceptable quality to build new products in a timely manner in the quantities or configurations needed. Accordingly, our revenue and gross margins could suffer until other sources can be developed. Our operating results would also be adversely affected if, anticipating greater demand than actually develops, we commit to the purchase of more components than we need, which is more likely to occur in a period of demand uncertainties such as we are currently experiencing. There can be no assurance that we will not encounter these problems in the future. Although in many cases we use standard parts and components for our products, certain components are presently available only from a single source or limited sources, and the global economic downturn and related market uncertainty could negatively impact one or more of these sources. We may not be able to diversify sources in a timely manner, which could harm our ability to deliver products to customers and seriously impact present and future sales.

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

Manufacturing capacity and component supply constraints could be significant issues for us. We purchase components from a variety of suppliers and use several contract manufacturers to provide manufacturing services for our products. During the normal course of business, in order to improve manufacturing lead-time performance and to help ensure adequate component supply, we enter into agreements with contract manufacturers and suppliers that either allow them to procure inventory based upon criteria as defined by us or that establish the parameters defining our requirements. In certain instances, these agreements allow us the option to cancel, reschedule, and adjust our requirements based on our business needs prior to firm orders being placed. If we fail to anticipate customer demand properly, an oversupply of parts could result in excess or obsolete components that could adversely affect our gross margins. For additional information regarding our purchase commitments with contract manufacturers and suppliers, see Note 11 to the Consolidated Financial Statements contained in our 2009 Annual Report to Shareholders, which Note is incorporated into this report by reference.

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

The markets for our products are characterized by rapidly changing technology, evolving industry standards, new product introductions, and evolving methods of building and operating networks. Our operating results depend on our ability to develop and introduce new products into existing and emerging markets and to reduce the production costs of existing products. We believe the industry is evolving to enable personal and business process collaboration enabled by networked Web 2.0, the technologies that enable user collaboration, as part of the second major phase of the Internet. As such, many of our strategic initiatives and investments are aimed at meeting the requirements that a network capable of multiple party, collaborative interaction would demand, and the investments we have made and our architectural approach are designed to enable networked Web 2.0 and the increased use of the network as the platform for all forms of communications and IT. Also, in March 2009 we launched our Unified Computing System (UCS), our next-generation enterprise data center platform architected to unite computing, network, storage access, and virtualization resources in a single system, which is designed to address the fundamental transformation occurring in the enterprise data center. UCS is one of several market adjacencies on which we are focusing resources. The process of developing new technology is complex and uncertain, and if we fail to accurately predict customers’ changing needs and emerging technological trends our business could be harmed. We must commit significant resources, including the investments we have been making in market adjacencies and in the United States and select emerging countries mentioned above, to developing new products before knowing whether our investments will result in products the market will accept. In particular, if our model of the evolution of networking to collaborative systems does not emerge as we believe it will, or if the industry does not evolve as we believe it will, or if our strategy for addressing this evolution is not successful, many of our strategic initiatives and investments may be of no or limited value. Furthermore, we may not execute successfully on that vision because of errors in product planning or timing, technical hurdles that we fail to overcome in a timely fashion, or a lack of appropriate resources. This could result in competitors providing those solutions before we do and loss of market share, net sales, and earnings. The success of new products depends on several factors, including proper new product definition, component costs, timely completion and introduction of these products, differentiation of new products from those of our competitors, and market acceptance of these products. There can be no assurance that we will successfully identify new product opportunities, develop and bring new products to market in a timely manner, or achieve market acceptance of our products or that products and technologies developed by others will not render our products or technologies obsolete or noncompetitive. The products and technologies that we identify as “emerging technologies,” such as Cisco TelePresence systems, or “advanced technologies” may not prove to have the market success we anticipate, and we may not successfully identify and invest in other emerging or advanced technologies.

OVER THE LONG TERM WE INTEND TO INCREASE OUR INVESTMENT IN ENGINEERING, SALES, SERVICE AND MANUFACTURING ACTIVITIES, AND THESE INVESTMENTS MAY ACHIEVE DELAYED, OR LOWER THAN EXPECTED BENEFITS WHICH COULD HARM OUR OPERATING RESULTS

While recently we have focused on managing our costs and expenses, over the long term, we intend to continue to add personnel and other resources to our engineering, sales, service, and manufacturing functions as we focus on developing emerging technologies, the next wave of advanced technologies, growing the commercial market segment, capitalizing on our emerging market opportunities, enhancing our evolving support model and increasing our market share gains. We are likely to recognize the costs associated with these investments earlier than some of the anticipated benefits, and the return on these investments may be lower, or may develop more slowly, than we expect. If we do not achieve the benefits anticipated from these investments, or if the achievement of these benefits is delayed, our operating results may be adversely affected.

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

•

Use a substantial portion of our cash resources, as we did in connection with our fiscal 2007 acquisition of WebEx, or incur debt, as we did in fiscal 2006 when we issued and sold $6.5 billion in senior unsecured notes to fund our acquisition of Scientific-Atlanta

•	Significantly increase our interest expense, leverage and debt service requirements if we incur additional debt to pay for an acquisition

•	Assume liabilities

•	Record goodwill and nonamortizable intangible assets that are subject to impairment testing on a regular basis and potential periodic impairment charges

•	Incur amortization expenses related to certain intangible assets

•	Incur tax expenses related to the effect of acquisitions on our intercompany research and development (R&D) cost sharing arrangement and legal structure

•	Incur large and immediate write-offs and restructuring and other related expenses

•	Become subject to intellectual property or other litigation

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

From time to time, we have made acquisitions that resulted in charges in an individual quarter. These charges may occur in any particular quarter, resulting in variability in our quarterly earnings. In addition, our effective tax rate for future periods is uncertain and could be impacted by mergers and acquisitions. Risks related to new product development also apply to acquisitions. Please see the risk factors above, including the risk factor entitled “We depend upon the development of new products and enhancements to existing products, and if we fail to predict and respond to emerging technological trends and customers’ changing needs, our operating results and market share may suffer” for additional information.

ENTRANCE INTO NEW OR DEVELOPING MARKETS EXPOSES US TO ADDITIONAL COMPETITION AND WILL LIKELY INCREASE DEMANDS ON OUR SERVICE AND SUPPORT OPERATIONS

As we focus on new market opportunities—for example, storage; wireless; security; transporting data, voice, and video traffic across the same network; and other advanced technologies, emerging technologies and market adjacencies—we will increasingly compete with large telecommunications equipment suppliers as well as startup companies. Several of our competitors may have greater resources, including technical and engineering resources, than we do. Additionally, as customers in these markets complete infrastructure deployments, they may require greater levels of service, support, and financing than we have provided in the past, especially in the Emerging Markets theater. Demand for these types of service, support, or financing contracts may increase in the future. There can be no assurance that we can provide products, service, support, and financing to effectively compete for these market opportunities.

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

INDUSTRY CONSOLIDATION MAY LEAD TO INCREASED COMPETITION AND MAY HARM OUR OPERATING RESULTS

There has been a trend toward industry consolidation in our markets for several years. We expect this trend to continue as companies attempt to strengthen or hold their market positions in an evolving industry and as companies are acquired or are unable to continue operations. For example, some of our current and potential competitors for enterprise data center business have made acquisitions, or announced new strategic alliances, designed to position them with the ability to provide end-to-end technology solutions for the enterprise data center. Companies that are strategic alliance partners in some areas of our business may acquire or form alliances with our competitors, thereby reducing their business with us. We believe that industry consolidation may result in stronger competitors that are better able to compete as sole-source vendors for customers. This could lead to more variability in our operating results and could have a material adverse effect on our business, operating results, and financial condition. Furthermore, particularly in the service provider market, rapid consolidation will lead to fewer customers, with the effect that loss of a major customer could have a material impact on results not anticipated in a customer marketplace composed of more numerous participants.

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

We conduct significant sales and customer support operations in countries outside of the United States; maintain a manufacturing facility for a substantial portion of our video systems products in Juarez, Mexico; and also depend on non-U.S. operations of our contract manufacturers, component suppliers and distribution partners. Although sales in our Emerging Markets theater have decreased during the global economic downturn, in recent prior periods our Emerging Markets theater has been a relatively fast growing theater, and we have announced plans to expand our commitments and expectations in this theater. As such, our growth depends in part on our increasing sales into this theater. We also intend to expand our level of business activity in two large emerging countries, India and China, and our growth in the Asia Pacific theater will also depend in part upon our increasing sales in these countries. Our future results could be materially adversely affected by a variety of factors relating to our operations outside the United States, any or all of which could have a material adverse effect on our operating results and financial condition, including, among others, the following:

•	The worldwide impact of the global economic downturn and related market uncertainty

•	Foreign currency exchange rates

•	Political or social unrest

•

Economic instability or weakness or natural disasters in a specific country or region; environmental and trade protection measures and other legal and regulatory requirements, some of which may affect our ability to import our products to export our products from, or sell our products in various countries

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

Our exposure to the credit risks relating to our financing activities described above may increase if our customers are adversely affected by the global economic downturn, or if there is a continuation or worsening of the downturn. Although we have programs in place that are designed to monitor and mitigate the associated risk, including monitoring of particular risks in certain geographic areas, there can be no assurance that such programs will be effective in reducing our credit risks.

In the past, there have been significant bankruptcies among customers both on open credit and with loan or lease financing arrangements, particularly among Internet businesses and service providers, causing us to incur economic or financial losses. There can be no assurance that additional losses will not be incurred. Although these losses have not been material to date, future losses, if incurred, could harm our business and have a material adverse effect on our operating results and financial condition. A portion of our sales is derived through our distributors and retail partners. These distributors and retail partners are generally given business terms that allow them to return a portion of inventory, receive credits for changes in selling prices, and participate in various cooperative marketing programs. We maintain estimated accruals and allowances for such business terms. However, distributors tend to have more limited financial resources than other resellers and end-user customers and therefore represent potential sources of increased credit risk, because they may be more likely to lack the reserve resources to meet payment obligations. Additionally, to the degree that turmoil in the credit markets makes it more difficult for some customers to obtain financing, those customers’ ability to pay could be adversely impacted, which in turn could have a material adverse impact on our business, operating results, and financial condition.

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

Currently, we enter into foreign exchange forward contracts and options to reduce the short-term impact of foreign currency fluctuations on certain foreign currency receivables, investments, and payables. In addition, we periodically hedge anticipated foreign currency cash flows. Our attempts to hedge against these risks may not be successful, resulting in an adverse impact on our net income.

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

Future changes in tariffs by regulatory agencies or application of tariff requirements to currently untariffed services could affect the sales of our products for certain classes of customers. Additionally, in the United States, our products must comply with various requirements and regulations of the Federal Communications Commission and other regulatory authorities. In countries outside of the United States, our products must meet various requirements of local telecommunications and other industry authorities. Changes in tariffs or failure by us to obtain timely approval of products could have a material adverse effect on our business, operating results, and financial condition.

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

ADVERSE RESOLUTION OF LITIGATION OR GOVERNMENTAL INVESTIGATIONS MAY HARM OUR OPERATING RESULTS OR FINANCIAL CONDITION

We are a party to lawsuits in the normal course of our business. Litigation can be expensive, lengthy, and disruptive to normal business operations. Moreover, the results of complex legal proceedings are difficult to predict. In addition, Brazilian authorities are investigating our Brazilian subsidiary and certain of its current and former employees, as well as a Brazilian importer of our products, and its affiliates and employees, relating to the allegation of evading import taxes and other alleged improper transactions involving the subsidiary and the importer. We are conducting a thorough review of the matter. During fiscal 2009, Brazilian authorities asserted claims against us for calendar years 2003 and 2004, and we believe claims may also be asserted for calendar year 2005 through calendar year 2007. We believe the asserted claims are without merit and intend to defend the claims vigorously. In addition, we are investigating the allegations regarding improper transactions. We have proactively communicated with United States authorities to provide information and report on our findings, and the United States authorities are currently investigating such allegations. An unfavorable resolution of lawsuits or governmental investigations could have a material adverse effect on our business, operating results, or financial condition. For additional information regarding certain of the matters in which we are involved, see Item 3, “Legal Proceedings,” contained in Part I of this report.

CHANGES IN OUR PROVISION FOR INCOME TAXES OR ADVERSE OUTCOMES RESULTING FROM EXAMINATION OF OUR INCOME TAX RETURNS COULD ADVERSELY AFFECT OUR RESULTS

Our provision for income taxes is subject to volatility and could be adversely affected by earnings being lower than anticipated in countries that have lower tax rates and higher than anticipated in countries that have higher tax rates; by changes in the valuation of our deferred tax assets and liabilities; by expiration of or lapses in the R&D tax credit laws; by transfer pricing adjustments including the effect of acquisitions on our intercompany R&D cost sharing arrangement and legal structure; by tax effects of nondeductible compensation; by tax costs related to intercompany realignments; by changes in accounting principles; or by changes in tax laws and regulations including possible U.S. changes to the taxation of earnings of our foreign subsidiaries, and the deductibility of expenses attributable to foreign income, or the foreign tax credit rules. For example, during the fourth quarter of fiscal 2009, a U.S. Federal Court of Appeals ruling impacted a tax position of Cisco. As a result of that ruling, we recorded a one-time tax charge of $174 million, and there was a reduction of additional paid-in capital of approximately $550 million. Significant judgment is required to determine the recognition and measurement attribute prescribed in Financial Accounting Standards Board (FASB) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes —an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 applies to all income tax positions, including the potential recovery of previously paid taxes, which if settled unfavorably could adversely impact our provision for income taxes or additional paid-in capital. Further, as a result of certain of our ongoing employment and capital investment actions and commitments, our income in certain countries is subject to reduced tax rates and in some cases is wholly exempt from tax. Our failure to meet these commitments could adversely impact our provision for income taxes. In addition, we are subject to the continuous examination of our income tax returns by the Internal Revenue Service and other tax authorities. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes. There can be no assurance that the outcomes from these continuous examinations will not have an adverse effect on our operating results and financial condition.

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

We maintain an investment portfolio of various holdings, types, and maturities. These securities are generally classified as available-for-sale and, consequently, are recorded on our Consolidated Balance Sheets at fair value with unrealized gains or losses reported as a component of accumulated other comprehensive income, net of tax. Our portfolio includes fixed income securities and equity investments in publicly traded companies, the values of which are subject to market price volatility to the extent unhedged. If such investments suffer market price declines, as we experienced with some of our investments during the first quarter of fiscal 2009, we may recognize in earnings the decline in the fair value of our investments below their cost basis when the decline is judged to be other than temporary. For information regarding the sensitivity of and risks associated with the market value of portfolio investments and interest rates, refer to the section titled “Quantitative and Qualitative Disclosures About Market Risk” included in our 2009 Annual Report to Shareholders, which section is incorporated by reference into this report. Our investments in private companies are subject to risk of loss of investment capital. These investments are inherently risky because the markets for the technologies or products they have under development are typically in the early stages and may never materialize. We could lose our entire investment in these companies.

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

THERE CAN BE NO ASSURANCE THAT OUR OPERATING RESULTS AND FINANCIAL CONDITION WILL NOT BE ADVERSELY AFFECTED BY OUR INCURRENCE OF SENIOR UNSECURED DEBT

In February 2006, we issued senior unsecured notes in an aggregate principal amount of $6.5 billion, of which $500 million matured in February 2009, $3.0 billion will mature in February 2011, and the balance will mature in February 2016. In addition, in February 2009 we issued an aggregate of $4.0 billion of senior unsecured notes that mature at specific dates in 2019 and 2039. A portion of the proceeds of the notes issued in February 2009 was used to repay in full the notes that matured that month. The outstanding notes bear fixed-rate interest payable semi-annually. The fair value of the long-term debt is subject to market interest rate volatility. The instruments governing the notes contain certain covenants applicable to us and our subsidiaries that may adversely affect our ability to incur certain liens or engage in certain types of sale and leaseback transactions. In addition, we will be required to have available in the United States sufficient cash to repay these notes on maturity. There can be no assurance that our incurrence of this debt will be a better means of providing liquidity to us than would our use of our existing cash resources, including cash currently held offshore. Further, we cannot be assured that our maintenance of this indebtedness will not adversely affect our operating results or financial condition. In addition, changes by any rating agency to our credit rating can negatively impact the value and liquidity of both our debt and equity securities.

ITEM 1B. Unresolved Staff Comments

Not applicable.

ITEM 2. Properties

Our headquarters are located at an owned site in San Jose, California. In addition to this site, we own certain sites in the United States, which include facilities in the surrounding areas of San Jose, California; Boxborough, Massachusetts; Richardson, Texas; Lawrenceville, Georgia; and Research Triangle Park, North Carolina. We also own land for expansion in some of these locations. In addition, we lease office space in several U.S. locations.

Outside the United States our operations are conducted primarily in leased sites, such as our Globalisation Centre East campus in Bangalore, India. Other significant sites are located in Australia, Belgium, China, France, Germany, India, Israel, Italy, Japan, and the United Kingdom.

We own and lease certain Scientific-Atlanta manufacturing facilities with a principal manufacturing facility, which we own, located in Juarez, Mexico. We believe that our existing facilities, including both owned and leased, are in good condition and suitable for the conduct of our business.

For additional information regarding obligations under operating leases, see Note 11 to the Consolidated Financial Statements in our 2009 Annual Report to Shareholders. Note 11 is incorporated by reference herein. For additional information regarding properties by operating segment, see Note 15 to the Consolidated Financial Statements in our 2009 Annual Report to Shareholders. Note 15 is incorporated by reference herein.

ITEM 3. Legal Proceedings

Brazilian authorities are investigating our Brazilian subsidiary and certain of its current and former employees, as well as a Brazilian importer of our products, and its affiliates and employees, relating to the allegation of evading import taxes and other alleged improper transactions involving the subsidiary and the importer. We are conducting a thorough review of the matter. During fiscal 2009, Brazilian authorities asserted claims against us for calendar years 2003 and 2004, and we believe claims may also be asserted for calendar year 2005 through calendar year 2007. We believe the asserted claims are without merit and intend to defend the claims vigorously. We are unable to determine the likelihood of an unfavorable outcome on any potential further claims against us. While we believe there is no legal basis for our alleged liability, due to the complexities and uncertainty surrounding the judicial process in Brazil, and the nature of the claims asserting joint liability with the importer, we are unable to reasonably estimate a range of loss, if any. In addition, we are investigating the allegations regarding improper transactions. We have proactively communicated with United States authorities to provide information and report on our findings, and the United States authorities are currently investigating such allegations.

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

ITEM 4. Submission of Matters to a Vote of Security Holders

None.

PART II

ITEM 5. Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

(a) On May 20, 2009, we issued an aggregate of 27,085,225 shares of our common stock to security holders of Pure Digital Technologies, Inc. in connection with our acquisition of that company. The offer and sale of the securities were effected without registration in reliance on the exemption afforded by Section 3(a)(10) of the Securities Act of 1933, as amended. The issuance was approved, after a hearing upon the fairness of the terms and conditions of the transaction, by the California Department of Corporations under authority to grant such approval as expressly authorized by the laws of the State of California.

The market price and related Cisco shareholder information required by this item are incorporated by reference to the section entitled “Stock Market Information” on page 77 of our 2009 Annual Report to Shareholders.

(b) Not Applicable.

(c) Issuer Purchases of Equity Securities (in millions, except per-share amounts):

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (2)
April 26, 2009 to May 23, 2009	13	$18.70	13	$5,382
May 24, 2009 to June 20, 2009	10	$19.16	10	$5,196
June 21, 2009 to July 25, 2009	19	$19.16	19	$4,821

Total	42	$19.02	42

(1)

Includes approximately 344,000 shares repurchased to satisfy tax withholding obligations that arose on the vesting of shares of restricted stock and restricted stock units and an insignificant number of unvested shares of common stock repurchased from employees upon cessation of employment.

(2)

On September 13, 2001, we announced that our Board of Directors had authorized a stock repurchase program. As of July 25, 2009, our Board of Directors had authorized the repurchase of up to $62 billion of common stock under this program. During fiscal 2009, we repurchased and retired 202 million shares of our common stock at an average price of $17.89 per share for an aggregate purchase price of $3.6 billion. As of July 25, 2009, we had repurchased and retired 2.8 billion shares of our common stock at an average price of $20.41 per share for an aggregate purchase price of $57.2 billion since inception of the stock repurchase program, and the remaining authorized amount for stock repurchases under this program was $4.8 billion with no termination date.

ITEM 6. Selected Financial Data

The information required by this item is incorporated by reference to page 7 of our 2009 Annual Report to Shareholders.

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information required by this item is incorporated by reference to pages 8 to 35 of our 2009 Annual Report to Shareholders.

ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk

The information required by this item is incorporated by reference to pages 36 to 38 of our 2009 Annual Report to Shareholders.

ITEM 8. Financial Statements and Supplementary Data

The information required by this item is incorporated by reference to pages 39 to 76 and the section entitled “Supplementary Financial Data (Unaudited)” on page 77 of our 2009 Annual Report to Shareholders.

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

Internal Control Over Financial Reporting

Management’s report on our internal control over financial reporting and the report of our independent registered public accounting firm on our internal control over financial reporting are incorporated by reference to the portion of page 5 under the caption “Management’s Report on Internal Control Over Financial Reporting” and to page 6, respectively, of our 2009 Annual Report to Shareholders.

There was no change in our internal control over financial reporting during our fourth quarter of fiscal 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. Other Information

None.

PART III

ITEM 10.	Directors, Executive Officers and Corporate Governance

The information required by this item relating to our directors and nominees, regarding compliance with Section 16(a) of the Securities Act of 1934, and regarding our Audit Committee is included under the captions “Proposal No. 1: Election of Directors—General” and “—Business Experience of Nominees,” “Ownership of Securities—Section 16(a) Beneficial Ownership Reporting Compliance,” and “Proposal No. 1: Election of Directors—Board Committees and Meetings” in our Proxy Statement related to the 2009 Annual Meeting of Shareholders and is incorporated herein by reference.

Pursuant to General Instruction G(3) of Form 10-K, the information required by this item relating to our executive officers is included under the caption “Executive Officers of the Registrant” in Part I of this report.

We have adopted a code of ethics that applies to our principal executive officer and all members of our finance department, including the principal financial officer and principal accounting officer. This code of ethics, which consists of the “Special Ethics Obligations for Employees with Financial Reporting Responsibilities” section of our Code of Business Conduct that applies to employees generally, is posted on our website. The Internet address for our website is www.cisco.com, and the code of ethics may be found from our main webpage by clicking first on “About Cisco” and then on “Corporate Governance” under “Investor Relations,” next on “Code of Business Conduct” under “Corporate Governance,” and finally on “Special Ethics Obligations for Employees with Financial Reporting Responsibilities.”

We intend to satisfy any disclosure requirement under Item 5.05 of Form 8-K regarding an amendment to, or waiver from, a provision of this code of ethics by posting such information on our website, on the webpage found by clicking through to “Code of Business Conduct” as specified above.

ITEM 11.	Executive Compensation

The information appearing under the headings “Proposal No. 1: Election of Directors—Director Compensation” and “Executive Compensation and Related Information” in our Proxy Statement related to the 2009 Annual Meeting of Shareholders is incorporated herein by reference.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item relating to security ownership of certain beneficial owners and management is included under the caption “Ownership of Securities,” and the information required by this item relating to securities authorized for issuance under equity compensation plans is included under the caption “Proposal No. 2: Approval of the Amendment and Restatement of the 2005 Stock Incentive Plan–Equity Compensation Plan Information,” in each case in our Proxy Statement related to the 2009 Annual Meeting of Shareholders, and is incorporated herein by reference.

ITEM 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this item relating to review, approval or ratification of transactions with related persons is included under the caption “Certain Relationships and Related Transactions,” and the information required by this item relating to director independence is included under the caption “Proposal No. 1: Election of Directors—Independent Directors,” in each case in our Proxy Statement related to the 2009 Annual Meeting of Shareholders, and is incorporated herein by reference.

ITEM 14.	Principal Accountant Fees and Services

The information required by this item is included under the captions “Proposal No. 4: Ratification of Independent Registered Public Accounting Firm—Principal Accountant Fees and Services” and “Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Registered Public Accounting Firm” in our Proxy Statement related to the 2009 Annual Meeting of Shareholders, and is incorporated herein by reference.

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

INDEX TO FINANCIAL STATEMENTS

AND FINANCIAL STATEMENT SCHEDULE

Item 15(a)

	Page
	Form 10-K	2009 Annual Report to Shareholders
Management’s Report on Internal Control Over Financial Reporting		5
Report of Independent Registered Public Accounting Firm		6
Consolidated Balance Sheets at July 25, 2009 and July 26, 2008		39
Consolidated Statements of Operations for each of the three years in the period ended July 25, 2009		40
Consolidated Statements of Cash Flows for each of the three years in the period ended July 25, 2009		41
Consolidated Statements of Shareholders’ Equity for each of the three years in the period ended July 25, 2009		42
Notes to Consolidated Financial Statements		43-76
Supplementary Financial Data (Unaudited) and Stock Market Information Fiscal 2009 and 2008 by Quarter		77
Financial Statement Schedule:
Schedule II Valuation and Qualifying Accounts	35
Report of Independent Registered Public Accounting Firm on Financial Statement Schedule	36

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

(in millions)

	Allowances For
	Lease Receivables	Loan Receivables	Accounts Receivable
Year ended July 28, 2007:
Balance at beginning of fiscal year	$86	$247	$175
Provision	20	11	6
Write-offs and other	(2)	(15)	(15)

Balance at end of fiscal year	$104	$243	$166

Year ended July 26, 2008:
Balance at beginning of fiscal year	$104	$243	$166
Provision	37	13	34
Write-offs and other	(5)	(128)	(23)

Balance at end of fiscal year	$136	$128	$177

Year ended July 25, 2009:
Balance at beginning of fiscal year	$136	$128	$177
Provision	80	33	54
Write-offs and other	(3)	(73)	(15)

Balance at end of fiscal year	$213	$88	$216

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

ON FINANCIAL STATEMENT SCHEDULE

To the Board of Directors and Shareholders of Cisco Systems, Inc.:

Our audits of the consolidated financial statements and of the effectiveness of internal control over financial reporting referred to in our report dated September 10, 2009 appearing in the 2009 Annual Report to Shareholders of Cisco Systems, Inc. (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the financial statement schedule listed in Item 15(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PRICEWATERHOUSECOOPERS LLP

San Jose, California

September 10, 2009

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

September 10, 2009	CISCO SYSTEMS, INC.

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

Signature	Title	Date

/S/ JOHN T. CHAMBERS John T. Chambers	Chairman, Chief Executive Officer and Director (Principal Executive Officer)	September 10, 2009

/S/ FRANK A. CALDERONI Frank A. Calderoni	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	September 10, 2009

/S/ PRAT S. BHATT Prat S. Bhatt	Vice President, Corporate Controller and Principal Accounting Officer	September 10, 2009

/S/ CAROL A. BARTZ Carol A. Bartz	Lead Independent Director	September 10, 2009

/S/ M. MICHELE BURNS M. Michele Burns	Director	September 10, 2009

Michael D. Capellas	Director

Signature	Title	Date

/S/ LARRY R. CARTER Larry R. Carter	Director	September 10, 2009

/S/ BRIAN L. HALLA Brian L. Halla	Director	September 10, 2009

/S/ JOHN L. HENNESSY Dr. John L. Hennessy	Director	September 10, 2009

/S/ RICHARD M. KOVACEVICH Richard M. Kovacevich	Director	September 10, 2009

/S/ RODERICK C. MCGEARY Roderick C. McGeary	Director	September 10, 2009

/S/ MICHAEL K. POWELL Michael K. Powell	Director	September 10, 2009

Arun Sarin	Director

/S/ STEVEN M. WEST Steven M. West	Director	September 10, 2009

/S/ JERRY YANG Jerry Yang	Director	September 10, 2009

INDEX TO EXHIBITS

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed Herewith
		Form	File No.	Exhibit	Filing Date

2.1	Agreement and Plan of Merger, dated as of March 15, 2007, among Cisco Systems, Inc., Wonder Acquisition Corp., and WebEx Communications, Inc. (incorporated by reference to Exhibit 2.1 of WebEx Communications, Inc.’s Current Report on Form 8-K (File No. 000-30849) filed March 15, 2007) †	8-K	000-30849	2.1	3/15/2007

3.1	Restated Articles of Incorporation of Cisco Systems, Inc., as currently in effect	S-3	333-56004	4.1	2/21/2001

3.2	Amended and Restated Bylaws of Cisco Systems, Inc., as currently in effect	8-K	000-18225	3.1	3/23/2007

4.1	Indenture, dated February 22, 2006, between Cisco Systems, Inc. and Deutsche Bank Trust Company Americas, as trustee	8-K	000-18225	4.1	2/22/2006

4.2	Indenture, dated February 17, 2009, between Cisco Systems, Inc. and the Bank of New York Mellon Trust Company, N.A., as trustee	8-K	000-18225	4.1	2/17/2009

4.3	Forms of Global Note for the registrant’s 5.25% Senior Notes due 2011 and 5.50% Senior Notes due 2016	8-K	000-18225	4.1	2/22/2006

4.4	Forms of Global Note for the registrant’s 4.95% Senior Notes due 2019 and 5.90% Senior Notes due 2039	8-K	000-18225	4.1	2/17/2009

10.1*	Cisco Systems, Inc. 2005 Stock Incentive Plan (including related form agreements)					X

10.2*	Cisco Systems, Inc. Amended and Restated 1996 Stock Incentive Plan (including related form agreements)	10-K	000-18225	10.1	9/18/2007

10.3*	1997 Supplemental Stock Incentive Plan (including related form agreements)	10-K	000-18225	10.2	9/18/2007

10.4*	Cisco Systems, Inc. SA Acquisition Long-Term Incentive Plan (amends and restates the 2003 Long-Term Incentive Plan of Scientific-Atlanta)(including related form agreements)	10-K	000-18225	10.4	9/18/2007

10.5*	Cisco Systems, Inc. WebEx Acquisition Long-Term Incentive Plan. (amends and restates the WebEx Communications, Inc. Amended and Restated 2000 Stock Incentive Plan) (including related form agreements)	10-K	000-18225	10.5	9/18/2007

10.6*	Cisco Systems, Inc. Employee Stock Purchase Plan	10-K	000-18225	10.6	9/15/2008

10.7*	Notice of Grant of Stock Option and Stock Option Agreement between John T. Chambers and Cisco Systems, Inc.	10-K	000-18225	10.6	9/20/2004

10.8*	Cisco Systems, Inc. Deferred Compensation Plan, as amended	10-K	000-18225	10.7	9/18/2007

10.9*	Cisco Systems, Inc. Executive Incentive Plan	8-K	000-18225	10.2	11/19/2007

10.10	International Assignment Agreement dated as of November 19, 2007 by and between Cisco Systems, Inc. and Wim Elfrink	10-Q	000-18225	10.5	11/20/2007

10.11*	Form of Executive Officer Indemnification Agreement	10-K	000-18225	10.7	9/20/2004

10.12*	Form of Director Indemnification Agreement	10-K	000-18225	10.8	9/20/2004

10.13	Credit Agreement dated as of August 17, 2007, by and among Cisco Systems, Inc., the Lenders party thereto, and Bank of America, N.A., as administrative agent, swing line lender and an L/C issuer	8-K	000-18225	10.1	8/17/2007

10.14	First Amendment to Credit Agreement dated as of April 30, 2009, by and among Cisco Systems, Inc., the Lenders, and Bank of America, N.A., as administrative agent, swing line lender and an L/C issuer					X

13.1	Pages 5 to 78 of the Registrant’s 2009 Annual Report to Shareholders					X

21.1	Subsidiaries of the Registrant					X

23.1	Consent of Independent Registered Public Accounting Firm					X

24.1	Power of Attorney (included on page 37 of this Annual Report on Form 10-K)					X

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed Herewith
		Form	File No.	Exhibit	Filing Date

31.1	Rule 13a–14(a)/15d–14(a) Certification of Principal Executive Officer					X

31.2	Rule 13a–14(a)/15d–14(a) Certification of Principal Financial Officer					X

32.1	Section 1350 Certification of Principal Executive Officer					X

32.2	Section 1350 Certification of Principal Financial Officer					X

†	Schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K. Cisco Systems, Inc. hereby undertakes to furnish supplementally copies of any of the omitted schedules and exhibits upon request by the Securities and Exchange Commission.
*	Indicates a management contract or compensatory plan or arrangement.