Form 10-Q
period 2009-10-24
CISCO SYSTEMS INC
filed 2009-11-18
CIK 858877

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 24, 2009

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

As of November 12, 2009, 5,752,585,247 shares of the registrant’s common stock were outstanding.

Cisco Systems, Inc.

FORM 10-Q for the Quarter Ended October 24, 2009

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

CISCO SYSTEMS, INC.

CONSOLIDATED BALANCE SHEETS

(in millions, except par value)

(Unaudited)

	October 24, 2009	July 25, 2009
ASSETS
Current assets:
Cash and cash equivalents	$4,774	$5,718
Investments	30,591	29,283
Accounts receivable, net of allowance for doubtful accounts of $216 at October 24, 2009 and at July 25, 2009	3,159	3,177
Inventories	1,089	1,074
Deferred tax assets	2,205	2,320
Other current assets	2,879	2,605

Total current assets	44,697	44,177

Property and equipment, net	3,976	4,043
Goodwill	12,942	12,925
Purchased intangible assets, net	1,552	1,702
Other assets	5,513	5,281

TOTAL ASSETS	$68,680	$68,128

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$729	$675
Income taxes payable	97	166
Accrued compensation	2,263	2,535
Deferred revenue	6,397	6,438
Other current liabilities	3,676	3,841

Total current liabilities	13,162	13,655

Long-term debt	10,273	10,295
Income taxes payable	1,755	2,007
Deferred revenue	2,874	2,955
Other long-term liabilities	590	539

Total liabilities	28,654	29,451

Commitments and contingencies (Note 11)
Equity:
Cisco shareholders’ equity:
Preferred stock, no par value: 5 shares authorized; none issued and outstanding	—	—
Common stock and additional paid-in capital, $0.001 par value: 20,000 shares authorized; 5,751 and 5,785 shares issued and outstanding at October 24, 2009 and July 25, 2009, respectively	34,803	34,344
Retained earnings	4,354	3,868
Accumulated other comprehensive income	845	435

Total Cisco shareholders’ equity	40,002	38,647

Noncontrolling interests	24	30

Total equity	40,026	38,677

TOTAL LIABILITIES AND EQUITY	$68,680	$68,128

See Notes to Consolidated Financial Statements.

CISCO SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in millions, except per-share amounts)

(Unaudited)

	Three Months Ended
	October 24, 2009	October 25, 2008
NET SALES:
Product	$7,200	$8,635
Service	1,821	1,696

Total net sales	9,021	10,331

COST OF SALES:
Product	2,486	2,981
Service	647	669

Total cost of sales	3,133	3,650

GROSS MARGIN	5,888	6,681

OPERATING EXPENSES:
Research and development	1,224	1,406
Sales and marketing	1,995	2,283
General and administrative	440	395
Amortization of purchased intangible assets	105	112
In-process research and development	—	3

Total operating expenses	3,764	4,199

OPERATING INCOME	2,124	2,482
Interest income	168	259
Interest expense	(114)	(64)
Other income (loss), net	61	(72)

Interest and other income, net	115	123

INCOME BEFORE PROVISION FOR INCOME TAXES	2,239	2,605
Provision for income taxes	452	404

NET INCOME	$1,787	$2,201

Net income per share:
Basic	$0.31	$0.37

Diluted	$0.30	$0.37

Shares used in per-share calculation:
Basic	5,767	5,881

Diluted	5,871	5,972

See Notes to Consolidated Financial Statements.

CISCO SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

(Unaudited)

	Three Months Ended
	October 24, 2009	October 25, 2008
Cash flows from operating activities:
Net income	$1,787	$2,201
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and other noncash items	429	393
Share-based compensation expense	321	304
Provision for doubtful accounts	4	17
Deferred income taxes	93	26
Excess tax benefits from share-based compensation	(21)	(17)
In-process research and development	—	3
Net (gains) losses on investments	(47)	70
Change in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	38	453
Inventories	(8)	8
Lease receivables, net	(100)	(65)
Accounts payable	52	(35)
Income taxes payable	(291)	(83)
Accrued compensation	(313)	(197)
Deferred revenue	(160)	(2)
Other assets	(186)	(405)
Other liabilities	(110)	47

Net cash provided by operating activities	1,488	2,718

Cash flows from investing activities:
Purchases of investments	(9,537)	(12,461)
Proceeds from sales of investments	2,769	6,833
Proceeds from maturities of investments	5,664	3,509
Acquisition of property and equipment	(160)	(361)
Acquisition of businesses, net of cash and cash equivalents acquired	—	(288)
Change in investments in privately held companies	(32)	(11)
Other	43	(60)

Net cash used in investing activities	(1,253)	(2,839)

Cash flows from financing activities:
Issuance of common stock	634	224
Repurchase of common stock	(1,869)	(1,002)
Excess tax benefits from share-based compensation	21	17
Other	35	(112)

Net cash used in financing activities	(1,179)	(873)

Net decrease in cash and cash equivalents	(944)	(994)
Cash and cash equivalents, beginning of period	5,718	5,191

Cash and cash equivalents, end of period	$4,774	$4,197

See Notes to Consolidated Financial Statements.

CISCO SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF EQUITY

(in millions)

(Unaudited)

Three Months Ended October 25, 2008	Shares of Common Stock	Common Stock and Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Cisco Shareholders’ Equity	Noncontrolling Interests	Total Equity
BALANCE AT JULY 26, 2008	5,893	$33,505	$120	$728	$34,353	$49	$34,402
Net income	—	—	2,201	—	2,201	—	2,201
Change in unrealized gains and losses on investments	—	—	—	(447)	(447)	(25)	(472)
Change in derivative instruments	—	—	—	(142)	(142)	—	(142)
Change in cumulative translation adjustment and other	—	—	—	(475)	(475)	—	(475)

Comprehensive income (loss)					1,137	(25)	1,112

Issuance of common stock	17	224	—	—	224	—	224
Repurchase of common stock	(46)	(271)	(741)	—	(1,012)	—	(1,012)
Tax benefits from employee stock incentive plans	—	19	—	—	19	—	19
Purchase acquisitions	—	10	—	—	10	—	10
Share-based compensation expense	—	304	—	—	304	—	304

BALANCE AT OCTOBER 25, 2008	5,864	$33,791	$1,580	$(336)	$35,035	$24	$35,059

Three Months Ended October 24, 2009	Shares of Common Stock	Common Stock and Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Cisco Shareholders’ Equity	Noncontrolling Interests	Total Equity
BALANCE AT JULY 25, 2009	5,785	$34,344	$3,868	$435	$38,647	$30	$38,677
Net income	—	—	1,787	—	1,787	—	1,787
Change in unrealized gains and losses on investments	—	—	—	186	186	(6)	180
Change in derivative instruments	—	—	—	61	61	—	61
Change in cumulative translation adjustment and other	—	—	—	163	163	—	163

Comprehensive income (loss)					2,197	(6)	2,191

Issuance of common stock	45	634	—	—	634	—	634
Repurchase of common stock	(79)	(516)	(1,301)	—	(1,817)	—	(1,817)
Tax benefits from employee stock incentive plans	—	20	—	—	20	—	20
Share-based compensation expense	—	321	—	—	321	—	321

BALANCE AT OCTOBER 24, 2009	5,751	$34,803	$4,354	$845	$40,002	$24	$40,026

Supplemental Information

In September 2001, the Company’s Board of Directors authorized a stock repurchase program. As of October 24, 2009, the Company’s Board of Directors had authorized an aggregate repurchase of up to $62 billion of common stock under this program. In addition, on November 4, 2009, the Company’s Board of Directors authorized the repurchase of up to an additional $10 billion of the Company’s common stock under this program with no termination date. For additional information regarding stock repurchases, see Note 12 to the Consolidated Financial Statements. The stock repurchases since the inception of this program and the related impact on Cisco shareholders’ equity are summarized in the table below (in millions):

	Shares of Common Stock	Common Stock and Additional Paid-In Capital	Retained Earnings	Total Cisco Shareholders’ Equity
Repurchases of common stock under the repurchase program	2,878	$11,192	$47,740	$58,932

See Notes to Consolidated Financial Statements.

CISCO SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	Basis of Presentation

The fiscal year for Cisco Systems, Inc. (the “Company” or “Cisco”) is the 52 or 53 weeks ending on the last Saturday in July. Fiscal 2010 is a 53-week fiscal year and fiscal 2009 was a 52-week fiscal year. The Consolidated Financial Statements include the accounts of Cisco and its subsidiaries. All significant intercompany accounts and transactions have been eliminated. The Company conducts business globally and is primarily managed on a geographic basis in the following theaters: United States and Canada; European Markets; Emerging Markets; Asia Pacific; and Japan. The Emerging Markets theater consists of Eastern Europe, Latin America, the Middle East and Africa, and Russia and the Commonwealth of Independent States.

The accompanying financial data as of October 24, 2009 and for the three months ended October 24, 2009 and October 25, 2008 has been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. The July 25, 2009 Consolidated Balance Sheet was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and the notes thereto, included in the Company’s Annual Report on Form 10-K for the fiscal year ended July 25, 2009.

In the opinion of management, all adjustments (which include normal recurring adjustments, except as disclosed herein) necessary to present fairly the statement of financial position as of October 24, 2009, and results of operations, cash flows, and equity for the three months ended October 24, 2009 and October 25, 2008, as applicable, have been made. The results of operations for the three months ended October 24, 2009 are not necessarily indicative of the operating results for the full fiscal year or any future periods.

The Company has made certain reclassifications to prior period amounts relating to net sales for similar groups of products, and gross margin by theater, due to refinement of the respective categories. The Company has made certain other reclassifications to prior period amounts in order to conform to the current period’s presentation.

The Company has evaluated subsequent events through the date that the financial statements were issued on November 17, 2009, based on the accounting guidance for subsequent events.

2.	Summary of Significant Accounting Policies and Guidance

(a) New Accounting Guidance Recently Adopted

Revenue Recognition for Arrangements with Multiple Deliverables

In October 2009, the Financial Accounting Standards Board (FASB) amended the accounting standards for revenue recognition to remove tangible products containing software components and non-software components that function together to deliver the product’s essential functionality from the scope of industry specific software revenue recognition guidance. In October 2009, the FASB also amended the accounting standards for multiple deliverable revenue arrangements to:

(i)	provide updated guidance on whether multiple deliverables exist, how the deliverables in an arrangement should be separated, and how the consideration should be allocated;

(ii)	require an entity to allocate revenue in an arrangement using estimated selling prices (ESP) of deliverables if a vendor does not have vendor-specific objective evidence of selling price (VSOE) or third-party evidence of selling price (TPE); and

(iii)	eliminate the use of the residual method and require an entity to allocate revenue using the relative selling price method.

The Company elected to early adopt this accounting guidance at the beginning of its first quarter of fiscal 2010 on a prospective basis for applicable transactions originating or materially modified after July 25, 2009.

This guidance does not generally change the units of accounting for the Company’s revenue transactions. Most products and services qualify as separate units of accounting. Products are typically considered delivered upon shipment. In instances where final acceptance of the product, system, or solution is specified by the customer, revenue is deferred until all acceptance criteria have been met. Technical support services revenue is deferred and recognized ratably over the period during which the services are to be performed, which is typically from one to three years. Consulting services for specific customer networking needs, which the Company refers to as advanced services, are recognized upon delivery or completion of performance. Advanced service arrangements are typically short-term in nature and are largely completed within 90 days from the start of service. The Company’s arrangements generally do not include any provisions for cancellation, termination, or refunds that would significantly impact recognized revenue.

Many of the Company’s products have both software and non-software components that function together to deliver the products’ essential functionality. The Company’s product offerings fall into the following categories: routing, switching, advanced technologies, and other products, which include emerging technologies. In addition to its product offerings, the Company provides a broad range of technical support and advanced services, as discussed above. The Company has a broad customer base which encompasses virtually all types of public and private entities, including enterprise businesses, service providers, commercial customers, and consumers. The Company and its sales force are not organized by product divisions and all of the above described products and services can be sold stand-alone or together in various combinations across the Company’s geographic segments or customer markets. For example, service provider arrangements are typically larger in scale with longer deployment schedules and involve the delivery of a variety of product technologies, including high end routing, video and network management software, among others, along with technical support and advanced services. The Company’s enterprise and commercial arrangements are typically unique for each customer, smaller in scale and may include network infrastructure products such as routers and switches or collaboration technologies such as Unified Communications and Cisco TelePresence systems along with technical support services. Consumer products, including Linksys wireless routers and Pure Digital video recorders, are sold in stand-alone arrangements directly to distributors and retailers without support, as customers generally only require repair or replacement of defective products or parts under warranty.

The Company enters into revenue arrangements that may consist of multiple deliverables of its product and service offerings due to the needs of its customers. For example, a customer may purchase high-end routing products along with a contract for technical support services. This arrangement would consist of multiple elements, with the products delivered in one reporting period and the technical support services delivered across multiple reporting periods. Another customer may purchase networking products along with advanced service offerings, in which all the elements are delivered within the same reporting period. In addition, distributors and retail partners purchase products or services on a stand-alone basis for the purpose of stocking for resale to an end user, and these transactions would not result in a multiple element arrangement.

For transactions entered into prior to the first quarter of fiscal 2010, the Company primarily recognized revenue based on software revenue recognition guidance. For the vast majority of the Company’s arrangements involving multiple deliverables, such as sales of products with services, the entire fee from the arrangement was allocated to each respective element based on its relative selling price, using VSOE. In the limited circumstances when the Company was not able to determine VSOE for all of the deliverables of the arrangement, but was able to obtain VSOE for any undelivered elements, revenue was allocated using the residual method. Under the residual method, the amount of revenue allocated to delivered elements equaled the total arrangement consideration less the aggregate selling price of any undelivered elements, and no revenue was recognized until all elements without VSOE had been delivered. If VSOE of any undelivered items did not exist, revenue from the entire arrangement was initially deferred and recognized at the earlier of: (i) delivery of those elements for which VSOE did not exist or (ii) when VSOE can be established. However, in limited cases where technical support services was the only undelivered element without VSOE, the entire arrangement fee was recognized ratably as a single unit of accounting over the technical services contractual period. The residual and ratable revenue recognition methods were generally used in a limited number of arrangements containing advanced and emerging technologies, such as Cisco TelePresence systems. Several of these technologies are sold as solution offerings whereby products or services are not sold on a stand-alone basis.

In many instances, products are sold separately in stand-alone arrangements as customers may support the products themselves or purchase support on a time and materials basis. Advanced services are sold in stand-alone engagements such as general consulting, network management, or security advisory projects. Also, technical support services are sold separately through renewals of annual contracts. As a result, for substantially all of the arrangements with multiple deliverables pertaining to routing and switching products and related services, as well as most arrangements containing advanced and emerging technologies, the Company has used and intends to continue using VSOE to allocate the selling price to each deliverable. Consistent with its methodology under previous accounting guidance, the Company determines VSOE based on its normal pricing and discounting practices for the specific product or service when sold separately. In determining VSOE, the Company requires that a substantial majority of the selling prices for a product or service fall within a reasonably narrow pricing range, generally evidenced by approximately 80% of such historical stand-alone transactions falling within plus or minus 15% of the median rates. In addition, the Company considers the geographies in which the products or services are sold, major product and service groups and customer classifications, and other environmental or marketing variables in determining VSOE.

In certain limited instances, the Company is not able to establish VSOE for all deliverables in an arrangement with multiple elements. This may be due to the Company infrequently selling each element separately, not pricing products within a narrow range, or only having a limited sales history, such as in the case of certain advanced and emerging technologies. When VSOE cannot be established, the Company attempts to establish selling price of each element based on TPE. TPE is determined based on competitor prices for similar deliverables when sold separately. Generally, the Company’s go-to-market strategy differs from that of its peers and its offerings contain a significant level of customization and differentiation such that the comparable pricing of products with similar functionality cannot be obtained. Furthermore, the Company is unable to reliably determine what similar competitor products’ selling prices are on a stand-alone basis. Therefore, the Company is typically not able to determine TPE.

When the Company is unable to establish selling price using VSOE or TPE, the Company uses ESP in its allocation of arrangement consideration. The objective of ESP is to determine the price at which the Company would transact a sale if the product or service were sold on a stand-alone basis. ESP is generally used for new or highly customized offerings and solutions or offerings not priced within a narrow range, and it applies to a small proportion of the Company’s arrangements with multiple deliverables.

The Company determines ESP for a product or service by considering multiple factors including, but not limited to, geographies, market conditions, competitive landscape, internal costs, gross margin objectives, and pricing practices. The determination of ESP is made through consultation with and formal approval by the Company’s management, taking into consideration the go-to-market strategy.

The Company regularly reviews VSOE, TPE, and ESP and maintains internal controls over the establishment and updates of these estimates. There were no material impacts during the quarter nor does the Company currently expect a material impact in the near term from changes in VSOE, TPE, or ESP.

Net sales as reported and pro forma net sales that would have been reported during the quarter ended October 24, 2009, if the transaction entered into or materially modified after July 25, 2009 were subject to previous accounting guidance, are shown in the following table (in millions):

	UNAUDITED
Three Months Ended October 24, 2009	As Reported	Pro Forma Basis as if the Previous Accounting Guidance Were in Effect
Net Sales	$9,021	$8,973

The impact to net sales during the three months ended October 24, 2009 of the accounting guidance was primarily to net product sales.

The new accounting standards for revenue recognition if applied in the same manner to the year ended July 25, 2009 would not have had a material impact on net sales for that fiscal year. In terms of the timing and pattern of revenue recognition, the new accounting guidance for revenue recognition is not expected to have a significant effect on net sales in periods after the initial adoption when applied to multiple element arrangements based on current go-to-market strategies due to the existence of VSOE across most of the Company’s product and service offerings. However, the Company expects that this new accounting guidance will facilitate the Company’s efforts to optimize its offerings due to better alignment between the economics of an arrangement and the accounting. This may lead to the Company engaging in new go-to-market practices in the future. In particular, the Company expects that the new accounting standards will enable it to better integrate products and services without VSOE into existing offerings and solutions. As these go-to-market strategies evolve, the Company may modify its pricing practices in the future, which could result in changes in selling prices, including both VSOE and ESP. As a result, the Company’s future revenue recognition for multiple element arrangements could differ materially from the results in the current period. The Company is currently unable to determine the impact that the newly adopted accounting guidance could have on its revenue as these go-to-market strategies evolve.

The Company’s arrangements with multiple deliverables may have a stand-alone software deliverable that is subject to the existing software revenue recognition guidance. The revenue for these multiple element arrangements is allocated to the software deliverable and the non-software deliverables based on the relative selling prices of all of the deliverables in the arrangement using the hierarchy in the new revenue accounting guidance. In the limited circumstances where the Company cannot determine VSOE or TPE of the selling price for all of the deliverables in the arrangement, including the software deliverable, ESP is used for the purposes of performing this allocation.

Fair Value Measures

Effective the first quarter of fiscal 2010, the Company adopted revised accounting guidance for the fair value measurement and disclosure of its nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The adoption of this accounting guidance did not have a material impact on the Company’s financial position or results of operations. See Note 8.

Business Combinations and Noncontrolling Interests

Effective the first quarter of fiscal 2010, the Company adopted the revised accounting guidance for business combinations, which changed its previous accounting practices regarding business combinations. The more significant changes include an expanded definition of a business and a business combination; recognition of assets acquired, liabilities assumed and noncontrolling interests (including goodwill) measured at fair value at the acquisition date; recognition of acquisition-related expenses and restructuring costs separately from the business combination; recognition of assets acquired and liabilities assumed at their acquisition-date fair values with subsequent changes recognized in earnings; and capitalization of in-process research and development at fair value as an indefinite-lived intangible asset. The guidance also amends and clarifies the application issues on initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. The impact of this accounting guidance and its relevant updates on the Company’s results of operations or financial position will vary depending on each specific business combination or asset purchase. The Company did not close any business combinations or asset purchases in the first quarter of fiscal 2010. See Note 3.

Effective in the first quarter of fiscal 2010, the Company adopted revised accounting guidance which requires noncontrolling interests (formerly minority interest) to be presented as a separate component from the Company’s equity in the equity section of the Consolidated Balance Sheets. The net income attributable to the noncontrolling interests was not significant to the Company’s consolidated operating results and was not presented separately in the Consolidated Statements of Operations. In accordance with the adoption of this accounting guidance, the Company has expanded disclosures on noncontrolling interests in its consolidated financial statements where applicable, and the relevant presentation and disclosures have been applied retrospectively for all periods presented. The adoption of this accounting guidance had no impact on the Company’s results of operations and did not have a material impact on the Company’s financial position.

(b) Recent Accounting Guidance Not Yet Effective

In June 2009, the FASB issued revised guidance for the accounting of transfers of financial assets. This guidance eliminates the concept of a qualifying special-purpose entity; removes the scope exception for qualifying special-purpose entities when applying the accounting guidance related to the consolidation of variable interest entities; changes the requirements for derecognizing financial assets; and requires enhanced disclosure. This accounting guidance is effective for the Company beginning in the first quarter of fiscal 2011. The Company is currently evaluating the impact that the adoption of this guidance will have on its consolidated financial statements.

In June 2009, the FASB issued revised guidance for the accounting of variable interest entities, which replaces the quantitative-based risks and rewards approach with a qualitative approach that focuses on identifying which enterprise has the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance. The accounting guidance also requires an ongoing reassessment of whether an entity is the primary beneficiary and requires additional disclosures about an enterprise’s involvement in variable interest entities. This accounting guidance is effective for the Company beginning in the first quarter of fiscal 2011. The Company is currently evaluating the impact that the adoption of this guidance will have on its consolidated financial statements.

3.	Business Combinations

(a) Business Combinations During the Period

There were no business combinations completed during the three months ended October 24, 2009.

(b) Pending Business Combinations

On October 1, 2009, the Company announced that it had entered into a definitive agreement with TANDBERG ASA (“Tandberg”) by which the Company has made a tender offer for all outstanding shares of Tandberg. Tandberg is a global leader in video communications, including a broad range of video endpoint and network infrastructure solutions with intercompany and multi-vendor interoperability. The proposed acquisition of Tandberg supports the Company’s strategy in relation to its expansion of its collaboration portfolio to offer more solutions to a greater number of customers and to accelerate global market adoption.

The purchase price for the acquisition is payable in Norwegian kroner, and the originally announced aggregate consideration had a U.S. dollar equivalent of approximately $3.0 billion ($3.1 billion based on exchange rates in effect on November 16, 2009). On November 9, 2009, the Company extended the tender offer through November 18, 2009. On November 16, 2009, the Company further extended the tender offer through December 1, 2009, and increased the aggregate consideration to a U.S. dollar equivalent of $3.4 billion (based on exchange rates in effect on November 16, 2009). The U.S. dollar equivalent of the aggregate consideration is subject to exchange rate movements. See “Part I, Item 3. “Quantitative and Qualitative Disclosures About Market Risk” for further discussion.

On October 13, 2009, the Company announced that it had entered into a definitive agreement to acquire Starent Networks, Corp. (“Starent”), a leading supplier of IP-based mobile infrastructure solutions targeting mobile and converged carriers for approximately $2.9 billion, which includes cash and fully vested share-based awards assumed. Through this proposed acquisition, the Company intends to expand its offering for the rapidly growing mobile Internet, where the network is the platform that enables service providers to launch, deliver, and monetize the next generation of mobile multimedia applications and services.

Each acquisition is subject to customary closing conditions, including the respective seller’s stockholder acceptance or approval and regulatory approvals, and each acquisition is expected to close in the first half of calendar year 2010, although there can be no assurance that either transaction will be completed.

(c) Cash Compensation Expense Related to Acquisitions and Investments

In connection with the Company’s business combinations and asset purchases, the Company has agreed to pay certain amounts contingent upon the achievement of certain agreed-upon technology, development, product, or other milestones, or the continued employment with the Company of certain employees of the acquired entities. The amount of such compensation recorded for the three months ended October 24, 2009 and October 25, 2008 was $34 million and $122 million, respectively. The Company may be required to recognize future compensation expense pursuant to these agreements of up to $259 million, which includes the remaining potential amount of compensation expense related to Nuova Systems, Inc., as discussed below.

Nuova Systems, Inc.

During fiscal 2008, the Company purchased the remaining interests in Nuova Systems, Inc. (“Nuova Systems”) not previously held by the Company, representing approximately 20% of Nuova Systems. Under the terms of the merger agreement, the former noncontrolling interest holders of Nuova Systems are eligible to receive up to three milestone payments based on agreed-upon formulas. During the three months ended October 24, 2009, the Company recorded $26 million of compensation expense, and through October 24, 2009 the Company has recorded aggregate compensation expense of $449 million related to the fair value of amounts that are expected to be earned by the former noncontrolling interest holders pursuant to a vesting schedule. Actual amounts payable to the former noncontrolling interest holders of Nuova Systems will depend upon achievement under the agreed-upon formulas.

Subsequent changes to the fair value of the amounts probable of being earned and the continued vesting will result in adjustments to the recorded compensation expense. The potential amount that could be recorded as compensation expense may be up to a maximum of $678 million, including the $449 million that has been expensed through October 24, 2009. The compensation is expected to be paid primarily in fiscal 2010 through fiscal 2012.

4.	Goodwill and Purchased Intangible Assets

(a) Goodwill

The following table presents the changes in goodwill allocated to the Company’s reportable segments during the three months ended October 24, 2009 (in millions):

	Balance at July 25, 2009	Acquisitions	Other	Balance at October 24, 2009
United States and Canada	$9,512	$—	$(1)	$9,511
European Markets	1,669	—	17	1,686
Emerging Markets	437	—	1	438
Asia Pacific	506	—	—	506
Japan	801	—	—	801

Total	$12,925	$—	$17	$12,942

In the table above, “Other” primarily includes foreign currency translation.

(b) Purchased Intangible Assets

The following tables present details of the Company’s purchased intangible assets (in millions):

October 24, 2009	Gross	Accumulated Amortization	Net
Technology	$1,391	$(810)	$581
Customer relationships	1,730	(829)	901
Other	183	(113)	70

Total	$3,304	$(1,752)	$1,552

July 25, 2009	Gross	Accumulated Amortization	Net
Technology	$1,469	$(803)	$666
Customer relationships	1,730	(768)	962
Other	184	(110)	74

Total	$3,383	$(1,681)	$1,702

Purchased intangible assets include technology intangible assets acquired through business combinations as well as through technology licenses.

The following table presents the amortization of purchased intangible assets (in millions):

	Three Months Ended
	October 24, 2009	October 25, 2008
Amortization of purchased intangible assets:
Cost of sales	$49	$59
Operating expenses	105	112

Total	$154	$171

The estimated future amortization expense of purchased intangible assets as of October 24, 2009 is as follows (in millions):

Fiscal Year	Amount
2010 (remaining nine months)	$407
2011	472
2012	357
2013	247
2014	59
Thereafter	10

Total	$1,552

5.	Balance Sheet Details

The following tables provide details of selected balance sheet items (in millions):

	October 24, 2009	July 25, 2009
Inventories:
Raw materials	$167	$165
Work in process	33	33
Finished goods:
Distributor inventory and deferred cost of sales	403	382
Manufactured finished goods	307	310

Total finished goods	710	692

Service-related spares	147	151
Demonstration systems	32	33

Total	$1,089	$1,074

Property and equipment, net:
Land, buildings, building improvements, and leasehold improvements	$4,501	$4,618
Computer equipment and related software	1,569	1,823
Production, engineering, and other equipment	5,273	5,075
Operating lease assets	242	227
Furniture and fixtures	471	465

	12,056	12,208
Less accumulated depreciation and amortization	(8,080)	(8,165)

Total	$3,976	$4,043

Other assets:
Deferred tax assets	$2,112	$2,122
Investments in privately held companies	728	709
Lease receivables, net	1,043	966
Financed service contracts	648	676
Loan receivables	712	537
Other	270	271

Total	$5,513	$5,281

Deferred revenue:
Service	$6,194	$6,496
Product:
Unrecognized revenue on product shipments and other deferred revenue	2,551	2,490
Cash receipts related to unrecognized revenue from two-tier distributors	526	407

Total product deferred revenue	3,077	2,897

Total	$9,271	$9,393

Reported as:
Current	$6,397	$6,438
Noncurrent	2,874	2,955

Total	$9,271	$9,393

6.	Financing Receivables and Guarantees

(a) Lease Receivables

Lease receivables represent sales-type and direct-financing leases resulting from the sale of the Company’s and complementary third-party products. These lease arrangements typically have terms of up to three years and are generally collateralized by a security interest in the underlying assets. The net lease receivables are summarized as follows (in millions):

	October 24, 2009	July 25, 2009
Gross lease receivables	$2,139	$1,996
Unearned income	(203)	(191)
Allowances	(204)	(213)

Lease receivables, net	$1,732	$1,592

Reported as:
Current	$689	$626
Noncurrent	1,043	966

Lease receivables, net	$1,732	$1,592

Contractual maturities of the gross lease receivables at October 24, 2009 were $658 million in the remaining nine months of fiscal 2010, $691 million in fiscal 2011, $451 million in fiscal 2012, $242 million in fiscal 2013, and $97 million in fiscal 2014 and thereafter. Actual cash collections may differ from the contractual maturities due to early customer buyouts, refinancings, or defaults.

(b) Financed Service Contracts

Financed service contracts are summarized as follows (in millions):

	October 24, 2009	July 25, 2009
Gross financed service contracts	$1,689	$1,642
Allowances	(24)	(26)

Financed service contracts, net	$1,665	$1,616

Reported as:
Current	$1,017	$940
Noncurrent	648	676

Financed service contracts, net	$1,665	$1,616

The revenue related to financed service contracts, which primarily relates to technical support services, is deferred and included in deferred service revenue. The revenue is recognized ratably over the period during which the related services are to be performed, which is typically from one to three years.

(c) Loan Receivables

Loan receivables are summarized as follows (in millions):

	October 24, 2009	July 25, 2009
Gross loan receivables	$1,154	$861
Allowances	(114)	(88)

Loan receivables, net	$1,040	$773

Reported as:
Current	$328	$236
Noncurrent	712	537

Loan receivables, net	$1,040	$773

A portion of the revenue related to loan receivables is deferred and included in deferred product revenue based on revenue recognition criteria.

(d) Financing Guarantees

In the ordinary course of business, the Company provides financing guarantees, which are generally for various third-party financing arrangements extended to channel partners and end-user customers.

Channel Partner Financing Guarantees

The Company facilitates arrangements for third-party financing extended to channel partners, consisting of revolving short-term financing, generally with payment terms ranging from 60 to 90 days. These financing arrangements facilitate the working capital requirements of the channel partners and, in some cases, the Company guarantees a portion of these arrangements. The volume of channel partner financing was $3.7 billion and $4.1 billion for the three months ended October 24, 2009 and October 25, 2008, respectively. The balance of the channel partner financing subject to guarantees was $1.2 billion and $1.1 billion as of October 24, 2009 and July 25, 2009, respectively.

End-User Financing Guarantees

The Company also provides financing guarantees for third-party financing arrangements extended to end-user customers related to leases and loans that typically have terms of up to three years. The volume of financing provided by third parties for leases and loans on which the Company has provided guarantees was $255 million and $398 million for the three months ended October 24, 2009 and October 25, 2008, respectively.

Financing Guarantee Summary

The aggregate amount of financing guarantees outstanding at October 24, 2009 and July 25, 2009, representing the total maximum potential future payments under financing arrangements with third parties, and the related deferred revenue are summarized in the following table (in millions):

	October 24, 2009	July 25, 2009
Maximum potential future payments relating to financing guarantees:
Channel partner	$365	$334
End user	391	405

Total	$756	$739

Deferred revenue associated with financing guarantees:
Channel partner	$219	$218
End user	361	378

Total	$580	$596

7.	Investments

(a) Summary of Investments

The following tables summarize the Company’s investments (in millions):

October 24, 2009	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Fixed income securities:
Government securities	$13,073	$38	$—	$13,111
Government agency securities(1)	14,647	109	(1)	14,755
Corporate debt securities	1,484	52	(31)	1,505
Asset-backed securities	183	4	(10)	177

Total fixed income securities	29,387	203	(42)	29,548
Publicly traded equity securities	822	270	(49)	1,043

Total	$30,209	$473	$(91)	$30,591

July 25, 2009	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Fixed income securities:
Government securities	$10,266	$23	$(5)	$10,284
Government agency securities(1)	16,029	116	(2)	16,143
Corporate debt securities	1,740	51	(86)	1,705
Asset-backed securities	252	5	(34)	223

Total fixed income securities	28,287	195	(127)	28,355
Publicly traded equity securities	824	193	(89)	928

Total	$29,111	$388	$(216)	$29,283

(1)

In the tables in Note 7 and Note 8, government agency securities as of October 24, 2009 and July 25, 2009 include bank-issued securities that are guaranteed by the Federal Deposit Insurance Corporation (FDIC).

(b) Gains and Losses on Investments

The following table summarizes the realized net gains (losses) associated with the Company’s investments (in millions):

	Three Months Ended
	October 24, 2009	October 25, 2008
Net gains on investments in publicly traded equity securities	$11	$91
Net gains (losses) on investments in fixed income securities	6	(152)

Net gains (losses) on investments	$17	$(61)

There were no impairment charges on investments in fixed income securities and publicly traded equity securities for the three months ended October 24, 2009. For the three months ended October 25, 2008, net gains (losses) on investments in fixed income securities and publicly traded equity securities included impairment losses of $183 million and $17 million, respectively. All such impairment charges were due to a decline in the fair value of the investments below their cost basis that were judged to be other than temporary and were recorded as a reduction to the amortized cost of the respective investments.

The following table summarizes the activity related to credit losses for fixed income securities during the three months ended October 24, 2009 (in millions):

Credit Losses
Balance at July 25, 2009	$(153)
Sales of other-than-temporarily-impaired fixed income securities	19

Balance at October 24, 2009	$(134)

The following tables present the breakdown of the investments with gross unrealized losses at October 24, 2009 and July 25, 2009 (in millions):

	UNREALIZED LOSSES LESS THAN 12 MONTHS		UNREALIZED LOSSES 12 MONTHS OR GREATER		TOTAL
October 24, 2009	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Fixed income securities:
Government agency securities	$379	$(1)	$5	$—	$384	$(1)
Corporate debt securities	43	(1)	499	(30)	542	(31)
Asset-backed securities	32	(3)	105	(7)	137	(10)

Total fixed income securities	454	(5)	609	(37)	1,063	(42)
Publicly traded equity securities	21	(1)	370	(48)	391	(49)

Total	$475	$(6)	$979	$(85)	$1,454	$(91)

July 25, 2009	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Fixed income securities:
Government securities	$1,850	$(5)	$—	$—	$1,850	$(5)
Government agency securities	1,362	(2)	5	—	1,367	(2)
Corporate debt securities	123	(10)	613	(76)	736	(86)
Asset-backed securities	41	(11)	141	(23)	182	(34)

Total fixed income securities	3,376	(28)	759	(99)	4,135	(127)
Publicly traded equity securities	25	(3)	328	(86)	353	(89)

Total	$3,401	$(31)	$1,087	$(185)	$4,488	$(216)

For fixed income securities that have unrealized losses as of October 24, 2009, the Company has determined that (i) it does not have the intent to sell any of these investments, and (ii) it is not more likely than not that it will be required to sell any of these investments before recovery of the entire amortized cost basis. In addition, the Company has evaluated these fixed income securities with unrealized losses and has determined that no credit losses were required to be recognized during the three months ended October 24, 2009.

The Company has evaluated its publicly traded equity securities as of October 24, 2009, and has determined that there were no unrealized losses that indicate an other-than-temporary impairment. This determination was based on several factors, which include the length of time and extent to which fair value has been less than the cost basis and the financial condition and near-term prospects of the issuer, and the Company’s intent and ability to hold the publicly traded equity securities for a period of time sufficient to allow for any anticipated recovery in market value.

(c) Maturities of Fixed Income Securities

The following table summarizes the maturities of the Company’s fixed income securities at October 24, 2009 (in millions):

	Amortized Cost	Fair Value
Less than 1 year	$18,668	$18,712
Due in 1 to 2 years	5,414	5,481
Due in 2 to 5 years	4,918	4,985
Due after 5 years	387	370

Total	$29,387	$29,548

Actual maturities may differ from the contractual maturities because borrowers may have the right to call or prepay certain obligations.

8.	Fair Value

Pursuant to the accounting guidance for fair value measurements and its subsequent updates, fair value is defined as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities required or permitted to be recorded at fair value, the Company considers the principal or most advantageous market in which it would transact and it considers assumptions that market participants would use when pricing the asset or liability.

(a) Fair Value Hierarchy

The accounting guidance for fair value measurement also requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard establishes a fair value hierarchy based on the level of independent, objective evidence surrounding the inputs used to measure fair value. A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The fair value hierarchy is as follows:

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

(b) Assets and Liabilities Measured at Fair Value on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis as of October 24, 2009 and July 25, 2009 were as follows (in millions):

	October 24, 2009				July 25, 2009
	Fair Value Measurements				Fair Value Measurements
	Level 1	Level 2	Level 3	Total Balance	Level 1	Level 2	Level 3	Total Balance
Assets:
Money market funds	$2,903	$—	$—	$2,903	$4,514	$—	$—	$4,514
Government securities	—	13,111	—	13,111	—	10,345	—	10,345
Government agency securities	—	15,614	—	15,614	—	16,455	—	16,455
Corporate debt securities	—	1,512	—	1,512	—	1,741	—	1,741
Asset-backed securities	—	—	177	177	—	—	223	223
Publicly traded equity securities	1,043	—	—	1,043	928	—	—	928
Derivative assets	—	181	2	183	—	109	4	113

Total	$3,946	$30,418	$179	$34,543	$5,442	$28,650	$227	$34,319

Liabilities:
Derivative liabilities	$—	$57	$—	$57	$—	$66	$—	$66

Total	$—	$57	$—	$57	$—	$66	$—	$66

Level 2 fixed income securities are priced using quoted market prices for similar instruments, nonbinding market prices that are corroborated by observable market data, or discounted cash flow techniques. The Company’s derivative instruments are primarily classified as Level 2, as they are not actively traded and are valued using pricing models that use observable market inputs. Level 3 assets include asset-backed securities and certain derivative assets, whose values are determined based on discounted cash flow models using inputs that the Company could not corroborate with market data.

The following table presents a reconciliation for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended October 24, 2009 (in millions):

	Asset-Backed Securities	Derivative Instruments	Total
Beginning balance	$223	$4	$227

Total gains and losses (realized and unrealized):
Included in other income (loss), net	(6)	—	(6)
Included in operating expenses	—	(2)	(2)
Included in other comprehensive income	23	—	23
Purchases, sales and maturities	(63)	—	(63)

Ending balance	$177	$2	$179

At October 25, 2008, asset-backed securities in an aggregate amount of $618 million were classified as Level 3 assets due to a change in the observability of significant inputs for the valuation of asset-backed securities during that quarter.

(c) Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

The following tables present the Company’s assets that were measured at fair value on a nonrecurring basis and the losses recorded to other income (loss), net on those assets (in millions):

	FAIR VALUE MEASUREMENTS
	Net Carrying Value as of October 24, 2009	Level 1	Level 2	Level 3	Total Losses for the Three Months Ended October 24, 2009
Investments in privately held companies	$23	$—	$—	$23	$(10)

	FAIR VALUE MEASUREMENTS
	Net Carrying Value as of October 25, 2008	Level 1	Level 2	Level 3	Total Losses for the Three Months Ended October 25, 2008
Investments in privately held companies	$13	$—	$—	$13	$(23)

The assets in the preceding tables were measured at fair value due to events or circumstances the Company identified that significantly impacted the fair value of these investments during the three months ended October 24, 2009 and October 25, 2008. The Company measured fair value using financial metrics, comparison to other private and public companies, and analysis of the financial condition and near-term prospects of the issuer, including recent financing activities and their capital structure as well as other economic variables. These investments were classified as Level 3 assets because the Company used unobservable inputs to value them, reflecting the Company’s assessment of the assumptions market participants would use in pricing these investments due to the absence of quoted market prices and inherent lack of liquidity.

(d) Other

The fair value of certain of the Company’s financial instruments that are not measured at fair value, including accounts receivable, accounts payable, accrued compensation, and other current liabilities, approximates the carrying amount because of their short maturities. In addition, the fair value of the Company’s loan receivables and financed service contracts also approximates the carrying amount. The fair value of the Company’s long-term debt is disclosed in Note 9 and was determined using quoted market prices for those securities.

9.	Borrowings

(a) Long-Term Debt

The following table summarizes the Company’s long-term debt (in millions, except percentages):

	October 24, 2009		July 25, 2009
	Amount	Effective Rate	Amount	Effective Rate
Senior notes:
5.25% fixed-rate notes, due 2011 (“2011 Notes”)	$3,000	3.12%	$3,000	3.12%
5.50% fixed-rate notes, due 2016 (“2016 Notes”)	3,000	4.34%	3,000	4.34%
4.95% fixed-rate notes, due 2019 (“2019 Notes”)	2,000	5.08%	2,000	5.08%
5.90% fixed-rate notes, due 2039 (“2039 Notes”)	2,000	6.11%	2,000	6.11%

Total senior notes	10,000		10,000
Other notes	1		2
Unaccreted discount	(20)		(21)
Hedge accounting adjustment of the carrying amount of the 2011 and 2016 Notes	292		314

Total	$10,273		$10,295

The effective rates for the fixed-rate debt include the interest on the notes, the accretion of the discount, and adjustments related to hedging, if applicable. Based on market prices, the fair value of the Company’s long-term debt was $10.6 billion and $10.5 billion as of October 24, 2009 and July 25, 2009, respectively. Interest is payable semi-annually on each class of the senior notes. Cash paid for interest for the three months ended October 24, 2009 and October 25, 2008 was $269 million and $165 million, respectively. The notes are redeemable by the Company at any time, subject to a make-whole premium. The Company was in compliance with all debt covenants as of October 24, 2009.

(b) Credit Facility

The Company has a credit agreement with certain institutional lenders providing for a $2.9 billion unsecured revolving credit facility that is scheduled to expire on August 17, 2012.

Any advances under the credit agreement will accrue interest at rates that are equal to, based on certain conditions, either (i) the higher of the Federal Funds rate plus 0.50% or Bank of America’s “prime rate” as announced from time to time, or (ii) the London Interbank Offered Rate (LIBOR) plus a margin that is based on the Company’s senior debt credit ratings as published by Standard & Poor’s Ratings Services and Moody’s Investors Service, Inc. The credit agreement requires that the Company comply with certain covenants including that it maintains an interest coverage ratio as defined in the agreement.

As of October 24, 2009, the Company was in compliance with the required interest coverage ratio and the other covenants, and the Company had not borrowed any funds under the credit facility. The Company may also, upon the agreement of either the then-existing lenders or of additional lenders not currently parties to the agreement, increase the commitments under the credit facility by up to an additional $2.0 billion and/or extend the expiration date of the credit facility up to August 15, 2014.

10.	Derivative Instruments

(a) Summary of Derivative Instruments

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

The fair values of the Company’s derivative instruments and the line items on the Consolidated Balance Sheets to which they were recorded are summarized as follows (in millions):

	DERIVATIVE ASSETS			DERIVATIVE LIABILITIES
	Balance Sheet Line Item	October 24, 2009	July 25, 2009	Balance Sheet Line Item	October 24, 2009	July 25, 2009
Derivatives designated as hedging instruments:
Foreign currency derivatives	Other current assets	$122	$87	Other current liabilities	$42	$36
Interest rate derivatives	Other current assets	15	—	Other current liabilities	—	—

Total		137	87		42	36

Derivatives not designated as hedging instruments:
Foreign currency derivatives	Other current assets	44	22	Other current liabilities	15	30
Equity derivatives	Other current assets	—	2	Other current liabilities	—	—
Equity derivatives	Other assets	2	2	Other long-term liabilities	—	—

Total		46	26		15	30

Total		$183	$113		$57	$66

The effect of the Company’s cash flow hedging instruments on other comprehensive income (OCI) and the Consolidated Statement of Operations for the three months ended October 24, 2009 and October 25, 2008 is summarized as follows (in millions):

	GAINS (LOSSES) RECOGNIZED IN OCI ON DERIVATIVES (EFFECTIVE PORTION)		GAINS (LOSSES) RECLASSIFIED FROM AOCI INTO INCOME (EFFECTIVE PORTION)
Derivatives Designated as Cash Flow Hedging Instruments	October 24, 2009	October 25, 2008	Line Item in Statements of Operations	October 24, 2009	October 25, 2008
Foreign currency derivatives	$44	$(149)	Operating expenses	$(7)	$(6)
			Cost of sales-service	(1)	(1)
Interest rate derivatives	15	—	Interest expense	—	—

Total	$59	$(149)		$(8)	$(7)

During the three months ended October 24, 2009 and October 25, 2008, the amounts recognized in earnings on derivative instruments related to the ineffective portion were not material, and the Company did not exclude any component of the changes in fair value of the derivative instruments from the assessment of hedge effectiveness.

The effect on the Consolidated Statement of Operations for the three months ended October 24, 2009 and October 25, 2008 of derivative instruments designated as fair value hedges is summarized as follows (in millions):

		Gains (Losses) For The Three Months Ended
Derivatives Designated as Fair Value Hedging Instruments	Line Item in Statements of Operations	October 24, 2009	October 25, 2008
Equity derivatives	Other income (loss), net	$—	$16
Interest rate derivatives	Other income (loss), net	—	(5)

Total		$—	$11

The effect on the Consolidated Statement of Operations for the three months ended October 24, 2009 and October 25, 2008 of derivative instruments not designated as hedges is summarized as follows (in millions):

		Gains (Losses) For The Three Months Ended
Derivatives not Designated as Hedging Instruments	Line Item in Statements of Operations	October 24, 2009	October 25, 2008
Foreign currency derivatives	Other income (loss), net	$126	$(123)
Equity derivatives	Operating expenses	13	(11)
Equity derivatives	Other income (loss), net	4	(6)

Total		$143	$(140)

As of October 24, 2009, the Company estimates that approximately $57 million of net derivative gains related to its cash flow hedges included in accumulated other comprehensive income (AOCI) will be reclassified into earnings within the next 12 months.

(b) Foreign Currency Exchange Risk

The Company conducts business globally in numerous currencies. As such, it is exposed to adverse movements in foreign currency exchange rates. To limit the exposure related to foreign currency changes, the Company enters into foreign currency contracts. The Company does not enter into such contracts for trading purposes.

The Company hedges foreign currency forecasted transactions related to certain operating expenses and service cost of sales with currency options and forward contracts. These currency option and forward contracts, designated as cash flow hedges, generally have maturities of less than 18 months. The Company assesses effectiveness based on changes in total fair value of the derivatives. The effective portion of the derivative’s gain or loss is initially reported as a component of AOCI and subsequently reclassified into earnings when the hedged exposure affects earnings. The ineffective portion, if any, of the gain or loss is reported in earnings immediately. The Company did not discontinue any hedges during any of the periods presented because it was probable that the original forecasted transaction would not occur.

The Company enters into foreign exchange forward and option contracts to reduce the short-term effects of foreign currency fluctuations on assets and liabilities such as foreign currency receivables including long-term customer financings, investments, and payables and these derivatives are not designated as hedging instruments. Gains and losses on the contracts are included in other income (loss), net, and offset foreign exchange gains and losses from the remeasurement of intercompany balances or other current assets, investments, or liabilities denominated in currencies other than the functional currency of the reporting entity.

During the three months ended October 24, 2009, the Company entered into foreign exchange forward and options contracts denominated in Norwegian kroner to hedge against a portion of the foreign currency exchange risk associated with the purchase consideration for the proposed Tandberg tender offer. These contracts were not designated as hedging instruments.

The Company hedges certain net investments in its foreign subsidiaries with forward contracts which generally have maturities of up to six months. The Company recognized a loss of $5 million in OCI for the effective portion of its net investment hedges for the three months ended October 24, 2009. The Company’s net investment hedges are not included in the preceding tables.

The notional amounts of the Company’s foreign currency derivatives are summarized as follows (in millions):

	October 24, 2009	July 25, 2009
Derivatives designated as cash flow hedging instruments	$2,776	$2,965
Derivatives designated as net investment hedging instruments	108	103
Derivatives not designated as hedging instruments	5,714	4,423

Total	$8,598	$7,491

(c) Interest Rate Risk

Interest Rate Derivatives, Investments

The Company’s primary objective for holding fixed income securities is to achieve an appropriate investment return consistent with preserving principal and managing risk. To realize these objectives, the Company may utilize interest rate swaps or other derivatives designated as fair value or cash flow hedges. As of October 24, 2009, the Company did not have any outstanding interest rate derivatives related to its fixed income securities.

Interest Rate Derivatives, Long-Term Debt

During the three months ended October 24, 2009, the Company entered into $2.5 billion of interest rate derivatives designated as cash flow hedges to hedge against interest rate movements in connection with the anticipated issuance of senior notes in November 2009. The effective portion of these hedges was recorded to AOCI, net of tax, and will be amortized to interest expense over the respective lives of the notes, and the ineffective portion, if any, will be recognized in earnings. These derivative instruments were settled in connection with the actual issuance of the senior notes in November 2009. See Note 17.

(d) Equity Price Risk

The Company may hold equity securities for strategic purposes or to diversify its overall investment portfolio. The publicly traded equity securities in the Company’s portfolio are subject to price risk. To manage its exposure to changes in the fair value of certain equity securities, the Company may enter into equity derivatives that are designated as fair value or cash flow hedges. The changes in the value of the hedging instruments are included in other income (loss), net, and offset the change in the fair value of the underlying hedged investment. In addition, the Company periodically manages the risk of its investment portfolio by entering into equity derivatives that are not designated as accounting hedges. The changes in the fair value of these derivatives were also included in other income (loss), net. As of October 24, 2009 and July 25, 2009, the Company did not have any equity derivatives outstanding related to its investment portfolio.

The Company is also exposed to variability in compensation charges related to certain deferred compensation obligations to employees. Although not designated as accounting hedges, the Company utilizes equity derivatives to economically hedge this exposure. As of October 24, 2009 and July 25, 2009, the notional amount of the derivative instruments used to hedge such liabilities was $142 million and $91 million, respectively.

(e) Credit-Risk-Related Contingent Features

Certain of the Company’s derivative instruments contain credit-risk-related contingent features, such as provisions that allow a counterparty to terminate a transaction if the Company’s debt rating falls below investment grade. These provisions did not affect the Company’s financial position as of October 24, 2009 and July 25, 2009, respectively.

11.	Commitments and Contingencies

(a) Operating Leases

The Company leases office space in several U.S. locations. Outside the United States, larger leased sites include sites in Australia, Belgium, China, France, Germany, India, Israel, Italy, Japan, and the United Kingdom. The Company also leases equipment and vehicles. Future minimum lease payments under all noncancelable operating leases with an initial term in excess of one year as of October 24, 2009 are as follows (in millions):

Fiscal Year	Amount
2010 (remaining nine months)	$281
2011	266
2012	185
2013	138
2014	107
Thereafter	425

Total	$1,402

(b) Purchase Commitments with Contract Manufacturers and Suppliers

The Company purchases components from a variety of suppliers and uses several contract manufacturers to provide manufacturing services for its products. During the normal course of business, in order to manage manufacturing lead times and help ensure adequate component supply, the Company enters into agreements with contract manufacturers and suppliers that either allow them to procure inventory based upon criteria as defined by the Company or that establish the parameters defining the Company’s requirements. A significant portion of the Company’s reported purchase commitments arising from these agreements consists of firm, noncancelable, and unconditional commitments. In certain instances, these agreements allow the Company the option to cancel, reschedule, and adjust the Company’s requirements based on its business needs prior to firm orders being placed. As of October 24, 2009 and July 25, 2009, the Company had total purchase commitments for inventory of $2.8 billion and $2.2 billion, respectively.

The Company records a liability for firm, noncancelable, and unconditional purchase commitments for quantities in excess of its future demand forecasts consistent with the valuation of the Company’s excess and obsolete inventory. As of October 24, 2009 and July 25, 2009, the liability for these purchase commitments was $168 million and $175 million, respectively, and was included in other current liabilities.

(c) Other Commitments

In connection with the Company’s business combinations and asset purchases, the Company has agreed to pay certain additional amounts contingent upon the achievement of certain agreed-upon technology, development, product, or other milestones, or the continued employment with the Company of certain employees of acquired entities. See Note 3.

The Company also has certain funding commitments primarily related to its investments in privately held companies and venture funds, some of which are based on the achievement of certain agreed-upon milestones, and some of which are required to be funded on demand. The funding commitments were approximately $298 million and $313 million as of October 24, 2009 and July 25, 2009, respectively.

(d) Variable Interest Entities

In the ordinary course of business, the Company has investments in privately held companies and provides financing to certain customers. These privately held companies and customers may be considered to be variable interest entities. The Company has evaluated its investments in these privately held companies and its customer financings and has determined that there were no significant unconsolidated variable interest entities as of October 24, 2009.

(e) Product Warranties and Guarantees

The following table summarizes the activity related to the product warranty liability during the three months ended October 24, 2009 and October 25, 2008 (in millions):

	Three Months Ended
	October 24, 2009	October 25, 2008
Balance at beginning of period	$321	$399
Provision for warranties issued	108	101
Payments	(104)	(119)

Balance at end of period	$325	$381

The Company accrues for warranty costs as part of its cost of sales based on associated material product costs, labor costs for technical support staff, and associated overhead. The Company’s products are generally covered by a warranty for periods ranging from 90 days to five years, and for some products the Company provides a limited lifetime warranty.

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

The Company also provides financing guarantees, which are generally for various third-party financing arrangements to channel partners and other end-user customers. See Note 6. The Company’s other guarantee arrangements as of October 24, 2009 and July 25, 2009 that are subject to recognition and disclosure requirements were not material.

(f) Legal Proceedings

Brazilian authorities are investigating the Company’s Brazilian subsidiary and certain of its current and former employees, as well as a Brazilian importer of the Company’s products, and its affiliates and employees, relating to the allegation of evading import taxes and other alleged improper transactions involving the subsidiary and the importer. The Company is conducting a thorough review of the matter. During fiscal 2009, Brazilian authorities asserted claims against the Company for calendar years 2003 and 2004, and the Company believes claims may also be asserted for calendar year 2005 through calendar year 2007. The Company believes the asserted claims are without merit and intends to defend the claims vigorously. The Company is unable to determine the likelihood of an unfavorable outcome on any potential further claims against it. While the Company believes there is no legal basis for its alleged liability, due to the complexities and uncertainty surrounding the judicial process in Brazil, and the nature of the claims asserting joint liability with the importer, the Company is unable to reasonably estimate a range of loss, if any. In addition, the Company is investigating the allegations regarding improper transactions. The Company has proactively communicated with United States authorities to provide information and report on its findings, and the United States authorities are currently investigating such allegations.

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

(a) Stock Repurchase Program

In September 2001, the Company’s Board of Directors authorized a stock repurchase program. As of October 24, 2009, the Company’s Board of Directors had authorized an aggregate repurchase of up to $62 billion of common stock under this program and the remaining authorized repurchase amount was $3.1 billion with no termination date. In addition, on November 4, 2009, the Company’s Board of Directors authorized the repurchase of up to an additional $10 billion of the Company’s common stock under this program with no termination date. The stock repurchase activity under the stock repurchase program during the three months ended October 24, 2009 is summarized as follows (in millions, except per-share amounts):

Three Months Ended October 24, 2009	Shares Repurchased	Weighted- Average Price per Share	Amount Repurchased
Cumulative balance at July 25, 2009	2,802	$20.41	$57,179
Repurchase of common stock under the stock repurchase program	76	22.99	1,753

Cumulative balance at October 24, 2009	2,878	$20.47	$58,932

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

(b) Other Repurchases of Common Stock

For the three months ended October 24, 2009 and October 25, 2008, the Company repurchased approximately 2.8 million and 0.5 million shares, respectively, in settlement of employee tax withholding obligations due upon the vesting of restricted stock or stock units.

(c) Comprehensive Income

The components of comprehensive income for the three months ended October 24, 2009 and October 25, 2008 are as follows (in millions):

	Three Months Ended
	October 24, 2009	October 25, 2008
Net income	$1,787	$2,201
Other comprehensive income:
Change in unrealized gains and losses on investments, net of tax (expense) benefit of $(30) and $102, for the three months ended October 24, 2009 and October 25, 2008, respectively	180	(472)
Change in derivative instruments, net of tax expense of $6 for the three months ended October 24, 2009	61	(142)
Change in cumulative translation adjustment and other	163	(475)

Comprehensive income	2,191	1,112
Comprehensive loss attributable to noncontrolling interests	6	25

Comprehensive income attributable to Cisco Systems, Inc.	$2,197	$1,137

The Company consolidates its investment in a venture fund managed by SOFTBANK Corp. and its affiliates (“SOFTBANK”) as the Company is the primary beneficiary. As a result, SOFTBANK’s interest in the change in the unrealized gains and losses on the investments in the venture fund is shown as comprehensive income attributable to noncontrolling interests.

The components of AOCI, net of tax, are summarized as follows (in millions):

	October 24, 2009	July 25, 2009
Net unrealized gains on investments	$324	$138
Net unrealized gains (losses) on derivative instruments	40	(21)
Cumulative translation adjustment and other	481	318

Total	$845	$435

13.	Employee Benefit Plans

(a) Employee Stock Purchase Plan

The Company has an Employee Stock Purchase Plan, which includes its subplan, the International Employee Stock Purchase Plan (together, the “Purchase Plan”), under which 321.4 million shares of the Company’s common stock had been reserved for issuance as of October 24, 2009. Effective July 1, 2009, eligible employees are offered shares through a 24-month offering period, which consists of four consecutive 6-month purchase periods. Employees may purchase a limited number of shares of the Company’s stock at a discount of up to 15% of the lesser of the market value at the beginning of the offering period or the end of each 6-month purchase period. Prior to July 1, 2009 the offering period was six months. During the three months ended October 24, 2009 and October 25, 2008, the Company did not issue any shares under the Purchase Plan. As of October 24, 2009, 33 million shares were available for issuance under the Purchase Plan. Based on a vote of the Company’s shareholders at the 2009 Annual Meeting of Shareholders on November 12, 2009, the maximum number of shares authorized for issuance under the Purchase Plan was increased by 150 million shares, and the term of the Purchase Plan was extended from January 3, 2010 to January 3, 2020.

(b) Employee Stock Incentive Plans

Stock Incentive Plan Program Description

As of October 24, 2009, the Company had five stock incentive plans: the 2005 Stock Incentive Plan (the “2005 Plan”); the 1996 Stock Incentive Plan (the “1996 Plan”); the 1997 Supplemental Stock Incentive Plan (the “Supplemental Plan”); the Cisco Systems, Inc. SA Acquisition Long-Term Incentive Plan (the “SA Acquisition Plan”); and the Cisco Systems, Inc. WebEx Acquisition Long-Term Incentive Plan (the “WebEx Acquisition Plan”). In addition, the Company has, in connection with the acquisitions of various companies, assumed the share-based awards granted under stock incentive plans of the acquired companies or issued share-based awards in replacement thereof. Share-based awards are designed to reward employees for their long-term contributions to the Company and provide incentives for them to remain with the Company. The number and frequency of share-based awards are based on competitive practices, operating results of the Company, government regulations, and other factors. Since the inception of the stock incentive plans, the Company has granted share-based awards to a significant percentage of its employees, and the majority has been granted to employees below the vice president level. The Company’s primary stock incentive plans are summarized as follows:

2005 Plan

As amended on November 15, 2007, the maximum number of shares issuable under the 2005 Plan over its term is 559 million shares plus the amount of any shares underlying awards outstanding on November 15, 2007 under the 1996 Plan, the SA Acquisition Plan, and the WebEx Acquisition Plan that are forfeited or are terminated for any other reason before being exercised or settled. If any awards granted under the 2005 Plan are forfeited or are terminated for any other reason before being exercised or settled, then the shares underlying the awards will again be available under the 2005 Plan.

For each of the periods presented, the number of shares available for issuance under the 2005 Plan was reduced by 2.5 shares for each share awarded as a stock grant or stock unit. Based on a vote of the Company’s shareholders at the 2009 Annual Meeting of Shareholders on November 12, 2009, following that vote the number of shares available for issuance under the 2005 Plan will be reduced by 1.5 shares for each share awarded as a stock grant or a stock unit, and any shares underlying awards outstanding under the 1996 Plan, the SA Acquisition Plan, and the WebEx Acquisition Plan that expire unexercised at the end of their maximum terms will become available for reissuance under the 2005 Plan. The 2005 Plan permits the granting of stock options, stock, stock units, and stock appreciation rights to employees (including employee directors and officers) and consultants of the Company and its subsidiaries and affiliates, and non-employee directors of the Company. Stock options and stock appreciation rights granted under the 2005 Plan have an exercise price of at least 100% of the fair market value of the underlying stock on the grant date and, for each of the periods presented, have an expiration date no later than nine years from the grant date. Based on a vote of the Company’s shareholders at the 2009 Annual Meeting of Shareholders on November 12, 2009, the expiration date for stock options and stock appreciation rights granted subsequent to November 12, 2009 shall be not later than ten years from the grant date. The stock options will generally become exercisable for 20% or 25% of the option shares one year from the date of grant and then ratably over the following 48 or 36 months, respectively. Stock grants and stock units will generally vest with respect to 20% or 25% of the shares covered by the grant on each of the first through fifth or fourth anniversaries of the date of the grant, respectively. The Compensation and Management Development Committee of the Board of Directors has the discretion to use different vesting schedules. Stock appreciation rights may be awarded in combination with stock options or stock grants and such awards shall provide that the stock appreciation rights will not be exercisable unless the related stock options or stock grants are forfeited. Stock grants may be awarded in combination with non-statutory stock options, and such awards may provide that the stock grants will be forfeited in the event that the related non-statutory stock options are exercised.

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

General Share-Based Award Information

Stock Option Awards

A summary of the stock option activity is as follows (in millions, except per-share amounts):

	STOCK OPTIONS OUTSTANDING
	Number Outstanding	Weighted- Average Exercise Price per Share
BALANCE AT JULY 26, 2008	1,199	$27.83
Granted and assumed	14	19.01
Exercised	(33)	14.67
Canceled/forfeited/expired	(176)	49.79

BALANCE AT JULY 25, 2009	1,004	24.29
Exercised	(37)	17.38
Canceled/forfeited/expired	(25)	45.75

BALANCE AT OCTOBER 24, 2009	942	$23.99

The following table summarizes significant ranges of outstanding and exercisable stock options as of October 24, 2009 (in millions, except years and share prices):

	STOCK OPTIONS OUTSTANDING				STOCK OPTIONS EXERCISABLE
Range of Exercise Prices	Number Outstanding	Weighted- Average Remaining Contractual Life (in Years)	Weighted- Average Exercise Price per Share	Aggregate Intrinsic Value	Number Exercisable	Weighted- Average Exercise Price per Share	Aggregate Intrinsic Value
$ 0.01 – 15.00	76	2.66	$11.06	$993	72	$11.25	$906
15.01 – 18.00	167	3.74	17.29	1,148	140	17.20	977
18.01 – 20.00	227	3.36	19.22	1,121	217	19.23	1,069
20.01 – 25.00	212	4.79	22.43	372	147	22.31	275
25.01 – 35.00	169	6.63	30.53	—	76	30.35	—
35.01 – 68.56	91	0.09	50.12	—	91	50.12	—

Total	942	3.96	$23.99	$3,634	743	$23.72	$3,227

The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based on the Company’s closing stock price of $24.17 as of October 23, 2009, which would have been received by the option holders had those option holders exercised their stock options as of that date. The total number of in-the-money stock options exercisable as of October 24, 2009 was 572 million. As of July 25, 2009, 768 million outstanding stock options were exercisable and the weighted-average exercise price was $24.16.

Restricted Stock and Stock Unit Awards

A summary of the restricted stock and stock unit activity is as follows (in millions, except per-share amounts):

	Restricted Stock/Stock Units	Weighted- Average Grant Date Price per Share	Aggregated Fair Market Value
BALANCE AT JULY 26, 2008	10	$24.27
Granted and assumed	57	20.90
Vested	(4)	23.56	$69
Canceled/forfeited	(1)	22.76

BALANCE AT JULY 25, 2009	62	$21.25
Vested	(8)	23.34	$187
Canceled/forfeited	(1)	21.91

BALANCE AT OCTOBER 24, 2009	53	$20.92

Certain of the restricted stock units are awarded contingent on the future achievement of financial performance metrics.

Share-Based Awards Available for Grant

A summary of share-based awards available for grant are as follows (in millions):

Share-Based Awards Available for Grant
BALANCE AT JULY 26, 2008	362
Options granted and assumed	(14)
Restricted stock, stock units, and other share-based awards granted and assumed	(140)
Share-based awards canceled/forfeited	38
Additional shares reserved	7

BALANCE AT JULY 25, 2009	253
Share-based awards canceled/forfeited	18

BALANCE AT OCTOBER 24, 2009	271

As reflected in the preceding table, for each share awarded as restricted stock or subject to a restricted stock unit award under the 2005 Plan beginning November 15, 2007 and prior to November 12, 2009, an equivalent of 2.5 shares was deducted from the available share-based award balance. Effective November 12, 2009, the equivalent number of shares has been revised to 1.5 shares for each share awarded as restricted stock or subject to restricted stock unit award under the 2005 Plan beginning on this date.

Expense and Valuation Information for Share-Based Awards

Share-Based Compensation Expense

Share-based compensation expense consists primarily of expenses for stock options, stock purchase rights, restricted stock, and restricted stock units granted to employees and share-based compensation related to acquisitions or investments. The following table summarizes share-based compensation expense (in millions):

	Three Months Ended
	October 24, 2009	October 25, 2008
Cost of sales – product	$12	$11
Cost of sales – service	33	31

Share-based compensation expense in cost of sales	45	42

Research and development	97	94
Sales and marketing	113	113
General and administrative	66	55

Share-based compensation expense in operating expenses	276	262

Total share-based compensation expense	$321	$304

Share-based compensation in the above table includes $28 million and $22 million related to acquisitions for the three months ended October 24, 2009 and October 25, 2008, respectively. As of October 24, 2009, total compensation cost related to unvested share-based awards not yet recognized was $2.9 billion, which is expected to be recognized over approximately 2.7 years on a weighted-average basis. The income tax benefit for share-based compensation expense was $85 million and $82 million for the three months ended October 24, 2009 and October 25, 2008, respectively.

Valuation of Share-Based Awards

The Company estimates the fair value of employee stock options and employee stock purchase rights on the date of grant using a lattice-binomial option-pricing model and measures the fair value of restricted stock and restricted stock units as if the awards were vested and issued on the grant date.

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

The expected life of employee stock options represents the weighted-average period the stock options are expected to remain outstanding and is a derived output of the lattice-binomial model. The expected life of employee stock options is impacted by all of the underlying assumptions and calibration of the Company’s model. The lattice-binomial model assumes that employees’ exercise behavior is a function of the option’s remaining vested life and the extent to which the option is in-the-money. The lattice-binomial model estimates the probability of exercise as a function of these two variables based on the entire history of exercises and cancellations on all past option grants made by the Company. The Company did not grant a material number of options during the three months ended either October 24, 2009 or October 25, 2008.

Accuracy of Fair Value Estimates

The Company uses third-party analyses to assist in developing the assumptions used in, as well as calibrating, its lattice-binomial model. The Company is responsible for determining the assumptions used in estimating the fair value of its share-based payment awards. The Company’s determination of the fair value of share-based payment awards is affected by assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, the Company’s expected stock price volatility over the term of the awards and actual and projected employee stock option exercise behaviors. Option-pricing models were developed for use in estimating the value of traded options that have no vesting or hedging restrictions and are fully transferable. Because the Company’s employee stock options have certain characteristics that are significantly different from traded options, and because changes in the subjective assumptions can materially affect the estimated value, in management’s opinion, the existing valuation models may not provide an accurate measure of the fair value or be indicative of the fair value that would be observed in a willing buyer/willing seller market for the Company’s employee stock options.

14.	Income Taxes

The following table provides details of income taxes (in millions, except percentages):

	Three Months Ended
	October 24, 2009	October 25, 2008
Effective tax rate	20.2%	15.5%
Cash paid for income taxes	$649	$460

During the three months ended October 25, 2008, the Tax Extenders and Alternative Minimum Tax Relief Act of 2008 reinstated the U.S. federal R&D tax credit, retroactive to January 1, 2008. As a result, the effective tax rate for the three months ended October 25, 2008 reflected a $106 million tax benefit related to fiscal 2008 R&D expenses. The U.S. federal R&D tax credit will expire on December 31, 2009 unless extended.

As of October 24, 2009, the Company had $2.9 billion of unrecognized tax benefits, of which $2.2 billion, if recognized, would favorably impact the effective tax rate. Although timing of the resolution of audits is highly uncertain, the Company does not believe it is reasonably possible that the total amount of unrecognized tax benefits as of October 24, 2009 will materially change in the next 12 months.

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

The Company does not allocate research and development, sales and marketing, or general and administrative expenses to its geographic theaters in this internal management system because management does not include the information in its measurement of the performance of the operating segments. In addition, the Company does not allocate amortization of acquisition-related intangible assets, share-based compensation expense, and certain other items to the gross margin for each theater because management does not include this information in its measurement of the performance of the operating segments.

Summarized financial information by theater for the three months ended October 24, 2009 and October 25, 2008, based on the Company’s internal management system and as utilized by the Company’s Chief Operating Decision Maker (CODM), is as follows (in millions):

	Three Months Ended
	October 24, 2009	October 25, 2008
Net sales:
United States and Canada(1)	$4,990	$5,549
European Markets	1,822	2,153
Emerging Markets	863	1,229
Asia Pacific	959	1,022
Japan	387	378

Total	$9,021	$10,331

Gross margin(2):
United States and Canada	$3,298	$3,679
European Markets	1,244	1,415
Emerging Markets	542	780
Asia Pacific	612	649
Japan	281	254

Theater total	5,977	6,777
Unallocated corporate items(3)	(89)	(96)

Total	$5,888	$6,681

(1)	Net sales in the United States were $4.5 billion and $5.2 billion for the three months ended October 24, 2009 and October 25, 2008, respectively.

(2)	Certain reclassifications have been made to prior period amounts to conform to the current period’s presentation.

(3)	The unallocated corporate items include the effects of amortization of acquisition-related intangible assets and share-based compensation expense.

(b) Net Sales for Groups of Similar Products and Services

The following table presents net sales for groups of similar products and services (in millions):

	Three Months Ended
	October 24, 2009	October 25, 2008
Net sales(1):
Routers	$1,574	$1,899
Switches	2,872	3,631
Advanced technologies	2,273	2,666
Other	481	439

Product	7,200	8,635
Service	1,821	1,696

Total	$9,021	$10,331

(1)	Certain reclassifications have been made to prior period amounts to conform to the current period’s presentation.

The Company refers to some of its products and technologies as advanced technologies. As of October 24, 2009, the Company had identified the following advanced technologies for particular focus: application networking services, home networking, security, storage area networking, unified communications, video systems, and wireless technology. The Company continues to identify additional advanced technologies for focus and investment in the future, and the Company’s investments in some previously identified advanced technologies may be curtailed or eliminated depending on market developments.

(c) Other Segment Information

The majority of the Company’s assets, excluding cash and cash equivalents and investments, as of October 24, 2009 and July 25, 2009 were attributable to its U.S. operations. The Company’s total cash and cash equivalents and investments held outside of the United States in various foreign subsidiaries was $30.6 billion as of October 24, 2009, and the remaining $4.7 billion was held in the United States. For the three months ended October 24, 2009 and October 25, 2008, no single customer accounted for 10% or more of the Company’s net sales.

Property and equipment information is based on the physical location of the assets. The following table presents property and equipment information for geographic areas (in millions):

	October 24, 2009	July 25, 2009
Property and equipment, net:
United States	$3,269	$3,330
International	707	713

Total	$3,976	$4,043

16.	Net Income per Share

The following table presents the calculation of basic and diluted net income per share (in millions, except per-share amounts):

	Three Months Ended
	October 24, 2009	October 25, 2008
Net income	$1,787	$2,201

Weighted-average shares—basic	5,767	5,881
Effect of dilutive potential common shares	104	91

Weighted-average shares—diluted	5,871	5,972

Net income per share—basic	$0.31	$0.37

Net income per share—diluted	$0.30	$0.37

Antidilutive employee share-based awards, excluded	465	620

Employee equity share options, unvested shares, and similar equity instruments granted by the Company are treated as potential common shares outstanding in computing diluted earnings per share. Diluted shares outstanding include the dilutive effect of in-the-money options and nonvested restricted stock and restricted stock units which is calculated based on the average share price for each fiscal period using the treasury stock method. Under the treasury stock method, the amount the employee must pay for exercising stock options, the amount of compensation cost for future service that the Company has not yet recognized, and the amount of tax benefits that would be recorded in additional paid-in capital when the award becomes deductible are assumed to be used to repurchase shares.

17.	Subsequent Event

On November 9, 2009, the Company entered into an underwriting agreement to issue senior unsecured notes in aggregate principal amount of $5.0 billion under a Form S-3 Registration Statement filed on February 9, 2009. Of these notes, $500 million will mature in 2014 and bear interest at a fixed rate of 2.90% per annum (the “2014 Notes”), $2.5 billion will mature in 2020 and bear interest at a fixed rate of 4.45% per annum (the “2020 Notes”), and $2.0 billion will mature in 2040 and bear interest at a fixed rate of 5.50% per annum (the “2040 Notes”). This offering was completed on November 17, 2009. The Company intends to use the proceeds from the offering for general corporate purposes. The interest on the senior notes is payable semi-annually in arrears. The senior notes are redeemable by the Company at any time, subject to a make-whole premium.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Quarterly Report on Form 10-Q, including this Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements regarding future events and our future results that are subject to the safe harbors created under the Securities Act of 1933 (the “Securities Act”) and the Securities Exchange Act of 1934 (the “Exchange Act”). All statements other than statements of historical facts are statements that could be deemed forward-looking statements. These statements are based on current expectations, estimates, forecasts, and projections about the industries in which we operate and the beliefs and assumptions of our management. Words such as “expects,” “anticipates,” “targets,” “goals,” “projects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “continues,” “endeavors,” “strives,” “may,” variations of such words and similar expressions are intended to identify such forward-looking statements. In addition, any statements that refer to projections of our future financial performance, our anticipated growth and trends in our businesses, and other characterizations of future events or circumstances are forward-looking statements. Readers are cautioned that these forward-looking statements are only predictions and are subject to risks, uncertainties, and assumptions that are difficult to predict, including those identified below, under “Part II, Item 1A. Risk Factors,” and elsewhere herein. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. We undertake no obligation to revise or update any forward-looking statements for any reason.

Overview

In the first quarter of fiscal 2010, our results reflected a 13% decrease in net sales from the first quarter of fiscal 2009 with the decrease reflected across our four largest geographic theaters, and across most of our product categories and customer markets. The year-over-year decline in sales in the first quarter of fiscal 2010 was attributable in part to the fact that the economic downturn did not begin to have a material impact on the corresponding period in fiscal 2009 until the later stages of that quarter. Although net sales declined on a year-over-year basis, they increased by 6% on a sequential basis.

Although we experienced a year-over-year decline in net sales in the first quarter of fiscal 2010, we did begin to observe what we believe to be positive trends within our business. The positive trends in the first quarter of fiscal 2010 consisted of a smaller decline in year-over-year sales than we experienced in the three preceding quarters, and the sequential increase in sales. These positive trends were apparent across most of our geographic theaters, as only Asia Pacific showed a slight sequential decline in revenue. These positive trends were evident in the United States and Canada theater, particularly within the enterprise market including the public sector, and its continued business momentum.

Net income and net income per diluted share each decreased by approximately 19% compared with the first quarter of fiscal 2009, primarily due to lower revenue, which was partially offset by a higher gross margin percentage and lower operating expenses primarily as a result of our ongoing expense management initiatives.

Strategy and Focus Areas

Our strategy centers on the increasing role of intelligent networks, collaboration and Web 2.0 technologies, the United States and selected emerging countries, the network as the platform, and resource management and realignment. Consistent with our strategy during the recent economic downturn, we will continue to seek to expand our share of our customers’ information technology spending. We will endeavor to achieve this objective by focusing on our core networking capabilities while continuing to expand into product markets similar, related, or adjacent to those in which we currently are active, which we refer to as market adjacencies. We have continued our focus on our core networking capabilities and have expanded our movement into market adjacencies primarily through the realignment of resources, while simultaneously reducing our operating expenses.

We refer to the evolutionary process by which adjacencies arise as market transitions. Specifically, we believe the key market transitions currently taking place in our industry pertain to virtualization, video, and collaboration. Virtualization is the process of aggregating the current siloed data center resources into unified, shared resource pools that can be dynamically delivered to applications on demand thus providing the ability to move content and applications between devices and the network. Due to changing technology trends such as the increasing adoption of virtualization and the rise in scalable processing, a significant market transition appears to be under way in the enterprise data center market. We believe the market is at an inflection point, as awareness grows that intelligent networks are becoming the platform for productivity improvement and global competitiveness. We further believe that disruption in the enterprise data center market will accelerate in the next 12 months. This market transition is being brought about through the convergence of networking, computing, storage, and software technologies. We are seeking to capitalize on this market transition through, among other things, our Cisco Unified Computing System and Cisco Nexus product families, which are designed to integrate the previously-siloed technologies in the enterprise data center with a unified architecture.

The competitive landscape in our markets has changed, and we expect there will be a new class of very large, well-financed and aggressive competitors, each bringing its own new class of products to address this new enterprise data center market. Despite the increased competition, we continue to believe that, with respect to this new enterprise data center market, the network will be the intersection of innovation through an open ecosystem and standards. We expect to see acquisitions, industry consolidation, and new alliances among companies as they seek to serve the enterprise data center market. As we enter this next market phase, we expect to continue and strengthen certain strategic alliances, as we have already done, and compete more with certain strategic alliances and partners, and perhaps also encounter new competitors, in our attempt to deliver the best solutions for our customers.

Other market transitions on which we are focusing attention include those related to the increased role of video and collaboration across our customer markets. The key market transitions relative to the convergence of video and collaboration which we believe will drive productivity and growth in network loads, appear to be evolving even faster than we had anticipated earlier this year. Cisco TelePresence systems are one example of our product offerings that have incorporated video and collaboration as customers evolve their communications and business models. We will continue to focus on enhancing multiproduct and mulivendor interoperability to encourage faster customer adoption.

We believe that the architectural approach that has served us well in our core networking technologies in the communications and information technology industry will be adaptable to other markets. Examples of market adjacencies where we aim to apply this approach are the consumer market and electrical services infrastructure market. For the consumer market, through collaboration with technology partners, retailers, service providers, and content publishers, we are striving to create compelling consumer experiences and make the network the platform for a variety of services in the home, as broadband development moves from a device-centric phase to a network-centric model. In the electrical services infrastructure market, we are developing an architecture for managing energy in a highly secure fashion on electrical grids at various steps from energy generation to consumption in homes and buildings.

Our approach of focusing on our core networking technologies and moving into market adjacencies has contributed to the growth we experienced in the past. Recently we have delivered several new products, and we are pleased with the breadth and depth of our innovation across almost all aspects of our business and the impact that we believe this innovation will have on our long-term prospects. We believe that our strategy and our ability to innovate and execute may enable us to improve our relative competitive position in difficult business conditions and may continue to provide us with long-term growth opportunities.

Revenue

For the first quarter of fiscal 2010, our total revenue decreased by 13% year over year. Despite the overall decrease in total revenue, our net service revenue increased by approximately 7%, compared with the corresponding period of fiscal 2009, reflecting increased service revenue in all of our geographic theaters. The net sales in the first quarter of 2010 also reflected a benefit of approximately $50 million as a result of an adoption of new accounting guidance related to revenue recognition. We expect that the new accounting guidance related to revenue recognition will facilitate our efforts to optimize our offerings due to better alignment between the economics of a sales arrangement and the corresponding accounting.

While we did experience a sequential revenue increase in many of our product categories, our net product sales declined year over year across almost all of our product categories in the first quarter of fiscal 2010, except for sales of our products under the category of other, which reflected positive year-over-year revenue growth as well as positive sequential revenue growth. The year-over-year and sequential revenue increase in that category was driven by sales of Flip video cameras from our fiscal 2009 acquisition of Pure Digital Technologies, Inc. (“Pure Digital”), and increased sales of Cisco TelePresence systems. Our revenue from routing products declined by 17% as sales decreased across all router product categories from high-end to low-end routers, and revenue from switching products declined by 21%, reflecting a decrease in sales for both modular and fixed-configuration switches. Our advanced technologies category also experienced a year-over-year decrease in revenue by approximately 15%. The decrease was spread across almost all advanced technology product categories including video, unified communications, and security products, but did not include wireless products, which showed growth in revenue of approximately 7% compared with the first quarter of fiscal 2009.

Gross Margin

In the first quarter of fiscal 2010, our gross margin percentage increased by approximately 0.6 percentage points compared with the first quarter of fiscal 2009. The increase in gross margin percentage was a result of higher service gross margin as our product gross margin was flat year over year. The increase in the service gross margin percentage was primarily due to higher margins for technical support and advanced services, and the favorable impact from higher service volume and increased cost savings. Our gross margins could be impacted by economic downturns or uncertain economic conditions as well as our movement into market adjacencies, such as the consumer market through sales of Flip video cameras, as well as increased sales of unified computing products. Our margins may also be impacted by the geographic mix of our revenue. In addition, if any of the additional factors that impact our gross margins are adversely affected in future periods, our product and service gross margins could decline.

Operating Expenses

Operating expenses in the first quarter of fiscal 2010 decreased, but increased as a percentage of revenue, compared with the corresponding period of fiscal 2009. For the first quarter of fiscal 2010, lower discretionary expenses, lower headcount-related expenses, and lower acquisition-related compensation expenses collectively contributed to the decrease in operating expenses.

Other Key Financial Measures

The following is a summary of our other financial measures for the first quarter of fiscal 2010:

•

We generated cash flows from operations of $1.5 billion and $2.7 billion during the first quarter of fiscal 2010 and 2009, respectively. Our cash and cash equivalents, together with our investments, were $35.4 billion at the end of the first quarter of fiscal 2010, compared with $35.0 billion at the end of fiscal 2009.

•	Our deferred revenue at the end of the first quarter of fiscal 2010 was $9.3 billion, compared with $9.4 billion at the end of fiscal 2009.

•

We repurchased 76 million shares of our common stock under our stock repurchase program for $1.8 billion during the first quarter of fiscal 2010. On November 4, 2009, our Board of Directors authorized the repurchase of up to an additional $10 billion of our common stock under this program with no termination date.

•	Days sales outstanding in accounts receivable (DSO) at the end of the first quarter of fiscal 2010 was 32 days, compared with 34 days at the end of fiscal 2009.

•

Our inventory balance was $1.1 billion at the end of the first quarter of fiscal 2010, as it also was at the end of fiscal 2009. Annualized inventory turns were 11.6 in the first quarter of fiscal 2010 and were 11.7 in the fourth quarter of fiscal 2009.

•

Our purchase commitments with contract manufacturers and suppliers were $2.8 billion at the end of the first quarter of fiscal 2010, compared with $2.2 billion at the end of fiscal 2009. Similar to what is happening in the industry, we are seeing some product lead time extensions stemming from supplier constraints based upon their labor and other actions taken during the global economic downturn.

We believe that our strong cash position and cash flows, our solid balance sheet, our visibility into our supply chain, our high-quality investment portfolio management, and our financing capabilities together provide a key competitive advantage and collectively have enabled us to be well positioned to manage our business through the economic uncertainties and to prepare our business for the upturn we believe will come.

Critical Accounting Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires us to make judgments, assumptions, and estimates that affect the amounts reported in the Consolidated Financial Statements and accompanying notes. Note 2 to the Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended July 25, 2009, as updated where applicable in Note 2 herein, describes the significant accounting policies and methods used in the preparation of the Consolidated Financial Statements.

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

In instances where final acceptance of the product, system, or solution is specified by the customer, revenue is deferred until all acceptance criteria have been met. When a sale involves multiple deliverables, such as sales of products that include services, the entire fee from the arrangement is allocated to each respective element based on its relative selling price and recognized when revenue recognition criteria for each element are met.

In October 2009, the FASB amended the accounting standards for revenue recognition to remove tangible products containing software components and non-software components that function together to deliver the product’s essential functionality from the scope of industry specific software revenue recognition guidance. In October 2009, the FASB also amended the accounting standards for multiple deliverable revenue arrangements to:

(i)	provide updated guidance on whether multiple deliverables exist, and on how the deliverables in an arrangement should be separated and how the consideration should be allocated;

(ii)	require an entity to allocate revenue in an arrangement using estimated selling prices (ESP) of deliverables if a vendor does not have vendor-specific objective evidence of selling price (VSOE) or third-party evidence of selling price (TPE); and

(iii)	eliminate the use of the residual method and require an entity to allocate revenue using the relative selling price method.

We elected to early adopt this accounting guidance at the beginning of our first quarter of fiscal 2010 on a prospective basis for applicable transactions originating or materially modified after July 25, 2009.

The amount of product and service revenue recognized in a given period is affected by our judgment as to whether an arrangement includes multiple deliverables and, if so, our determinations surrounding whether VSOE exists. In the certain limited circumstances when VSOE does not exist, we then apply judgment with respect to whether we can obtain TPE. Generally, we are not able to determine TPE because our go-to-market strategy differs from that of our peers. In the limited number of circumstances in which we are unable to establish selling price using VSOE or TPE, we will use ESP in our allocation of arrangement consideration. We determine VSOE based on its normal pricing and discounting practices for the specific product or service when sold separately. In determining VSOE, we require that a substantial majority of the selling prices for a product or service fall within a reasonably narrow pricing range, generally evidenced by approximately 80% of such historical stand-alone transactions falling within plus or minus 15% of the median rates. In determining ESP, we apply significant judgment as we weigh a variety of factors, based on the facts and circumstances of the arrangement. We typically arrive at an ESP for a product or service that is not sold separately by considering company specific factors such as geographies, competitive landscape, internal costs, gross margin objectives, pricing practices used to establish bundled pricing, and existing portfolio pricing and discounting. There were no material impacts during the quarter nor do we currently expect a material impact in future periods from changes in VSOE, TPE, or ESP.

In terms of the timing and pattern of revenue recognition, the new accounting guidance for revenue recognition is not expected to have a significant effect on net sales in subsequent periods after the initial adoption when applied to multiple element arrangements based on current go-to-market strategies due to the existence of VSOE across most of our product and service offerings. However, we expect that this new accounting guidance will facilitate our efforts to optimize our offerings due to better alignment between the economics of an arrangement and the accounting. This may lead to us engaging in new go-to-market practices in the future. In particular, we expect that the new accounting standards will enable us to better integrate products and services without VSOE into existing offerings and solutions. As these go-to-market strategies evolve, we may modify our pricing practices in the future, which could result in changes in selling prices, including both VSOE and ESP. As a result, our future revenue recognition for multiple element arrangements could differ materially from the results in the current period. We are currently unable to determine the impact that the newly adopted accounting guidance could have on our revenue as these go-to-market strategies evolve.

Revenue deferrals relate to the timing of revenue recognition for specific transactions based on financing arrangements, service, support, and other factors. Financing arrangements may include sales-type, direct-financing, and operating leases, loans, and guarantees of third-party financing. Our total deferred revenue for products was $3.1 billion and $2.9 billion as of October 24, 2009 and July 25, 2009, respectively. Technical support services revenue is deferred and recognized ratably over the period during which the services are to be performed, which typically is from one to three years. Advanced services revenue is recognized upon delivery or completion of performance. Our total deferred revenue for services was $6.2 billion and $6.5 billion as of October 24, 2009 and July 25, 2009, respectively.

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

Allowances for Receivables and Sales Returns

The allowances for receivables were as follows (in millions, except percentages):

	October 24, 2009	July 25, 2009
Allowance for doubtful accounts	$216	$216
Percentage of gross accounts receivable	6.4%	6.4%
Allowance for lease receivables	$204	$213
Percentage of gross lease receivables	9.5%	10.7%
Allowance for loan receivables	$114	$88
Percentage of gross loan receivables	9.9%	10.2%

The allowances are based on our assessment of the collectibility of customer accounts. We regularly review the adequacy of these allowances by considering factors such as historical experience, credit quality, age of the receivable balances, and economic conditions that may affect a customer’s ability to pay. In addition, we perform credit reviews and statistical portfolio analysis to assess the credit quality of our receivables. We also consider the concentration of receivables outstanding with a particular customer in assessing the adequacy of our allowances. If a major customer’s creditworthiness deteriorates, or if actual defaults are higher than our historical experience, or if other circumstances arise, our estimates of the recoverability of amounts due to us could be overstated, and additional allowances could be required, which could have an adverse impact on our revenue.

A reserve for future sales returns is established based on historical trends in product return rates. The reserve for future sales returns as of October 24, 2009 and July 25, 2009 was $66 million and $75 million, respectively, and was recorded as a reduction of our accounts receivable. If the actual future returns were to deviate from the historical data on which the reserve had been established, our revenue could be adversely affected.

Inventory Valuation and Liability for Purchase Commitments with Contract Manufacturers and Suppliers

Our inventory balance was $1.1 billion as of October 24, 2009 and July 25, 2009. Inventory is written down based on excess and obsolete inventories determined primarily by future demand forecasts. Inventory write-downs are measured as the difference between the cost of the inventory and market, based upon assumptions about future demand, and are charged to the provision for inventory, which is a component of our cost of sales. At the point of the loss recognition, a new, lower cost basis for that inventory is established, and subsequent changes in facts and circumstances do not result in the restoration or increase in that newly established cost basis.

We record a liability for firm, noncancelable, and unconditional purchase commitments with contract manufacturers and suppliers for quantities in excess of our future demand forecasts consistent with the valuation of our excess and obsolete inventory. As of October 24, 2009, the liability for these purchase commitments was $168 million, compared with $175 million as of July 25, 2009, and was included in other current liabilities.

Our provision for inventory was $19 million and $8 million for the first quarter of fiscal 2010 and 2009, respectively. The provision for the liability related to purchase commitments with contract manufacturers and suppliers was $7 million and $19 million for the first quarter of fiscal 2010 and 2009, respectively. If there were to be a sudden and significant decrease in demand for our products, or if there were a higher incidence of inventory obsolescence because of rapidly changing technology and customer requirements, we could be required to increase our inventory write-downs and our liability for purchase commitments with contract manufacturers and suppliers and gross margin could be adversely affected. In light of the uncertainties in the macroeconomic conditions in the first quarter of fiscal 2010 and the resulting potential for changes in future demand forecasts, we continued to regularly evaluate the exposure for inventory write-downs and the adequacy of our liability for purchase commitments. Inventory and supply chain management remain areas of focus as we balance the need to maintain supply chain flexibility to help ensure competitive lead times with the risk of inventory obsolescence.

Warranty Costs

The liability for product warranties, included in other current liabilities, was $325 million as of October 24, 2009, compared with $321 million as of July 25, 2009. See Note 11 to the Consolidated Financial Statements. Our products are generally covered by a warranty for periods ranging from 90 days to five years, and for some products we provide a limited lifetime warranty. We accrue for warranty costs as part of our cost of sales based on associated material costs, technical support labor costs, and associated overhead. Material cost is estimated based primarily upon historical trends in the volume of product returns within the warranty period and the cost to repair or replace the equipment. Technical support labor cost is estimated based primarily upon historical trends in the rate of customer cases and the cost to support the customer cases within the warranty period. Overhead cost is applied based on estimated time to support warranty activities.

The provision for product warranties issued during the first quarter of fiscal 2010 and 2009 was $108 million and $101 million, respectively. If we experience an increase in warranty claims compared with our historical experience, or if the cost of servicing warranty claims is greater than expected, our gross margin could be adversely affected.

Share-Based Compensation Expense

Total share-based compensation expense for the three months ended October 24, 2009 and October 25, 2008 was $321 million and $304 million, respectively. The determination of fair value of share-based payment awards on the date of grant using an option-pricing model is affected by our stock price as well as assumptions regarding a number of highly complex and subjective variables. For employee stock options and employee stock purchase rights, these variables include, but are not limited to, the expected stock price volatility over the term of the awards, risk-free interest rate, and expected dividends. For employee stock options, we used the implied volatility for two-year traded options on our stock as the expected volatility assumption required in the lattice-binomial model. For employee stock purchase rights, we used the implied volatility for traded options (with lives corresponding to the expected life of the employee stock purchase rights) on our stock. The selection of the implied volatility approach was based upon the availability of actively traded options on our stock and our assessment that implied volatility is more representative of future stock price trends than historical volatility. The valuation of employee stock options is also impacted by kurtosis, and skewness, which are technical measures of the distribution of stock price returns, and the actual and projected employee stock option exercise behaviors.

Because share-based compensation expense recognized in the Consolidated Statements of Operations is based on awards ultimately expected to vest, it has been reduced for forfeitures. If factors change and we employ different assumptions in the application of our option-pricing model in future periods or if we experience different forfeiture rates, the compensation expense that is derived may differ significantly from what we have recorded in the current period.

Fair Value Measurements

Our fixed income and publicly traded equity securities, collectively, are reflected in the Consolidated Balance Sheets at a fair value of $30.6 billion as of October 24, 2009, compared with $29.3 billion as of July 25, 2009. Our fixed income investment portfolio consists primarily of high-quality investment grade securities and as of October 24, 2009 had a weighted-average credit rating exceeding AA. See Note 7 to the Consolidated Financial Statements.

As described more fully in Note 8 to the Consolidated Financial Statements, a valuation hierarchy was established based on the level of independent, objective evidence available regarding the value of the investments. It encompasses three classes of investments: Level 1 consists of securities for which there are quoted prices in active markets for identical securities; Level 2 consists of securities for which observable inputs other than Level 1 inputs are used, such as prices for similar securities in active markets or for identical securities in less active markets and model-derived valuations for which the variables are derived from, or corroborated by, observable market data; and Level 3 consists of securities for which there are unobservable inputs to the valuation methodology that are significant to the measurement of the fair value.

Our Level 2 securities are valued using quoted market prices for similar instruments, nonbinding market prices that are corroborated by observable market data, or discounted cash flow techniques in limited circumstances. We use inputs such as actual trade data, benchmark yields, broker/dealer quotes, and other similar data, which are obtained from independent pricing vendors, quoted market prices, or other sources to determine the ultimate fair value of our assets and liabilities. We use such pricing data as the primary input, to which we have not made any material adjustments during the periods presented, to make our assessments and determinations as to the ultimate valuation of our investment portfolio. We are ultimately responsible for the financial statements and underlying estimates.

The inputs and fair value are reviewed for reasonableness, may be further validated by comparison to publicly available information and could be adjusted based on market indices or other information that management deems material to their estimate of fair value. In the current market environment, the assessment of fair value can be difficult and subjective. However, given the relative reliability of the inputs we use to value our investment portfolio, and because substantially all of our valuation inputs are obtained using quoted market prices for similar or identical assets, we do not believe that the nature of estimates and assumptions affected by levels of subjectivity and judgment was material to the valuation of the investment portfolio as of October 24, 2009. Level 3 assets do not represent a significant portion of our total investment portfolio as of October 24, 2009.

Other-Than-Temporary Impairments

We recognize an impairment charge when the declines in the fair values of our fixed income or publicly traded equity securities below their cost basis are judged to be other than temporary. The ultimate value realized on these securities, to the extent unhedged, is subject to market price volatility until they are sold.

Effective at the beginning of the fourth quarter of fiscal 2009, we were required to evaluate our fixed income securities for other-than-temporary impairments subject to new accounting guidance. Pursuant to this accounting guidance, if the fair value of a debt security is less than its amortized cost, we assess whether the impairment is other than temporary. An impairment is considered other than temporary if (i) we have the intent to sell the security, (ii) it is more likely than not that we will be required to sell the security before recovery of its entire amortized cost basis, or (iii) we do not expect to recover the entire amortized cost basis of the security. If an impairment is considered other than temporary based on (i) or (ii) described above, the entire difference between the amortized cost basis and the fair value of the security is recognized in earnings. If an impairment is considered other than temporary based on condition (iii), the amount representing credit losses, defined as the difference between the present value of the cash flows expected to be collected and the amortized cost basis of the debt security, will be recognized in earnings and the amount relating to all other factors will be recognized in other comprehensive income (OCI). In estimating the amount and timing of cash flows expected to be collected, we consider all available information including past events, current conditions, the remaining payment terms of the security, the financial condition of the issuer, expected defaults, and the value of underlying collateral.

For publicly traded equity securities, we consider various factors in determining whether we should recognize an impairment charge, including the length of time and extent to which the fair value has been less than our cost basis, the financial condition and near-term prospects of the issuer, and our intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value.

There were no impairment charges on investments in fixed income securities and publicly traded equity securities that were recognized in earnings in the first quarter of fiscal 2010, while such impairment charges for the first quarter of 2009 were $200 million. Our ongoing consideration of all the factors described above could result in additional impairment charges in the future, which could adversely affect our net income.

We also have investments in privately held companies, some of which are in the startup or development stages. As of October 24, 2009, our investments in privately held companies were $728 million, compared with $709 million as of July 25, 2009, and were included in other assets. See Note 5 to the Consolidated Financial Statements. We monitor these investments for events or circumstances indicative of potential impairment and will make appropriate reductions in carrying values if we determine that an impairment charge is required, based primarily on the financial condition and near-term prospects of these companies. These investments are inherently risky because the markets for the technologies or products these companies are developing are typically in the early stages and may never materialize. Our impairment charges on investments in privately held companies were $10 million and $23 million during the first quarters of fiscal 2010 and 2009, respectively.

Goodwill Impairments

Our methodology for allocating the purchase price relating to purchase acquisitions is determined through established valuation techniques. Goodwill is measured as a residual as of the acquisition date, which in most cases, results in measuring goodwill as an excess of the purchase consideration transferred plus the fair value of any noncontrolling interest in the acquiree over the fair value of net assets acquired, including any contingent consideration. We perform goodwill impairment tests on an annual basis in the fourth fiscal quarter and between annual tests in certain circumstances for each reporting unit. Effective in fiscal 2010, the assessment of fair value for goodwill and other long-lived intangible assets is based on factors that market participants would use in an orderly transaction in accordance with the new accounting guidance for the fair value measurement of nonfinancial assets.

The goodwill recorded in the Consolidated Balance Sheets as of October 24, 2009 and July 25, 2009 was $12.9 billion. In response to changes in industry and market conditions, we could be required to strategically realign our resources and consider restructuring, disposing of, or otherwise exiting businesses, which could result in an impairment of goodwill. There was no impairment of goodwill in the first quarter of fiscal 2010 and 2009, respectively.

Income Taxes

We are subject to income taxes in the United States and numerous foreign jurisdictions. Our effective tax rates differ from the statutory rate primarily due to the tax impact of state taxes, foreign operations, research and development (R&D) tax credits, tax audit settlements, nondeductible compensation, international realignments, and transfer pricing adjustments. Our effective tax rate was 20.2% and 15.5% in the first quarter of fiscal 2010 and fiscal 2009, respectively.

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

Our provision for income taxes is subject to volatility and could be adversely impacted by earnings being lower than anticipated in countries that have lower tax rates and higher than anticipated in countries that have higher tax rates; by changes in the valuation of our deferred tax assets and liabilities; by expiration of or lapses in the R&D tax credit laws; by transfer pricing adjustments including the effect of acquisitions on our intercompany R&D cost sharing arrangement and legal structure; by tax effects of nondeductible compensation; by tax costs related to intercompany realignments; by changes in accounting principles; or by changes in tax laws and regulations including possible U.S. changes to the taxation of earnings of our foreign subsidiaries, the deductibility of expenses attributable to foreign income, or the foreign tax credit rules. Significant judgment is required to determine the recognition and measurement attributes prescribed in the accounting guidance for uncertainty in income taxes. The accounting guidance for uncertainty in income taxes applies to all income tax positions, including the potential recovery of previously paid taxes, which if settled unfavorably could adversely impact our provision for income taxes or additional paid-in capital. Further, as a result of certain of our ongoing employment and capital investment actions and commitments, our income in certain countries is subject to reduced tax rates and in some cases is wholly exempt from tax. Our failure to meet these commitments could adversely impact our provision for income taxes. In addition, we are subject to the continuous examination of our income tax returns by the Internal Revenue Service and other tax authorities. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes. There can be no assurance that the outcomes from these continuous examinations will not have an adverse effect on our operating results and financial condition.

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

Net Sales

The following table presents the breakdown of net sales between product and service revenue (in millions, except percentages):

	Three Months Ended
	October 24, 2009	October 25, 2008	Variance in Dollars	Variance in Percent
Net sales:
Product	$7,200	$8,635	$(1,435)	(16.6)%
Service	1,821	1,696	125	7.4%

Total	$9,021	$10,331	$(1,310)	(12.7)%

We manage our business primarily on a geographic basis, organized into five geographic theaters. Our net sales, which include product and service revenue, for each theater are summarized in the following table (in millions, except percentages):

	Three Months Ended
	October 24, 2009	October 25, 2008	Variance in Dollars	Variance in Percent
Net sales:
United States and Canada	$4,990	$5,549	$(559)	(10.1)%
Percentage of net sales	55.3%	53.7%
European Markets	1,822	2,153	(331)	(15.4)%
Percentage of net sales	20.2%	20.8%
Emerging Markets	863	1,229	(366)	(29.8)%
Percentage of net sales	9.6%	11.9%
Asia Pacific	959	1,022	(63)	(6.2)%
Percentage of net sales	10.6%	9.9%
Japan	387	378	9	2.4%
Percentage of net sales	4.3%	3.7%

Total	$9,021	$10,331	$(1,310)	(12.7)%

For the first quarter of fiscal 2010, net sales decreased across our four largest geographic theaters compared with the first quarter of fiscal 2009. Our year-over-year decline in net sales was due in large part to the relative strength of the corresponding period in fiscal 2009, as the decline in our business due to the economic downturn was not fully reflected in that quarter. Our net sales in the first quarter of 2010 also included a benefit of approximately $50 million as a result of an adoption of new accounting guidance related to revenue recognition. See Note 2 to the Consolidated Financial Statements for more details on the adoption of this accounting guidance. Regarding our customer markets, net sales decreased on a year-over-year basis across all customer markets with the exception of the public sector.

We conduct business globally in numerous currencies. The direct effect of foreign currency fluctuations on sales has not been material because our sales are primarily denominated in U.S. dollars. However, if the U.S. dollar strengthens relative to other currencies, such strengthening could have an indirect effect on our sales to the extent it raises the cost of our products to non-U.S. customers and thereby reduces demand. A weaker U.S. dollar could have the opposite effect. However, the precise indirect effect of currency fluctuations is difficult to measure or predict because our sales are influenced by many factors in addition to the impact of such currency fluctuations.

Net sales by theater in a particular period may be significantly impacted by several factors related to revenue recognition, including large and sporadic purchases by customers particularly in our service provider market; the complexity of transactions such as multiple element arrangements; the mix of financings provided to our channel partners and end-user customers; and final acceptance of the product, system, or solution, among other factors.

Net Product Sales by Theater

The following table presents the breakdown of net product sales by theater (in millions, except percentages):

	Three Months Ended
	October 24, 2009	October 25, 2008	Variance in Dollars	Variance in Percent
Net product sales:
United States and Canada	$3,832	$4,447	$(615)	(13.8)%
Percentage of net product sales	53.2%	51.5%
European Markets	1,532	1,879	(347)	(18.5)%
Percentage of net product sales	21.3%	21.8%
Emerging Markets	708	1,092	(384)	(35.2)%
Percentage of net product sales	9.8%	12.6%
Asia Pacific	812	896	(84)	(9.4)%
Percentage of net product sales	11.3%	10.4%
Japan	316	321	(5)	(1.6)%
Percentage of net product sales	4.4%	3.7%

Total	$7,200	$8,635	$(1,435)	(16.6)%

United States and Canada

Net product sales in the United States and Canada theater for the first quarter of fiscal 2010 decreased compared with the corresponding period of fiscal 2009. The decrease was primarily a result of lower sales in our service provider, enterprise, and commercial markets compared with the corresponding period of fiscal 2009. The lower sales in our service provider market during the first quarter of fiscal 2010 was primarily due to lower spending by a few larger customers, and the lower sales in our commercial market was primarily due to the cautious spending by these customers. While year-over-year sales to enterprise customers in this theater decreased, we did experience an increase in business momentum within the enterprise market, including the public sector, in the first quarter of fiscal 2010, particularly with respect to the larger global enterprise customers within this theater.

We experienced a year-over-year increase in our product sales to the public sector in this theater compared with the first quarter of fiscal 2009. The increase in the public sector was driven by the increase in product sales to state and local governments partially offset by decreased product sales to the U.S. federal government.

European Markets

Net product sales in the European Markets theater during the first quarter of fiscal 2010 decreased compared with the corresponding period of fiscal 2009. We experienced a decline in net product sales across all our customer markets in this theater, with the public sector market experiencing the lowest decline in percentage terms. Net product sales also decreased in most of the large countries in this theater, including the United Kingdom and Germany, primarily due to challenging economic conditions in those countries during the first quarter of fiscal 2010.

Emerging Markets

During the first quarter of fiscal 2010, net product sales in the Emerging Markets theater decreased across all of our customer markets compared with the first quarter of fiscal 2009. The decrease was attributable to weakness in many of the larger countries in this theater, and in particular Mexico, Brazil, and Russia. These decreases were partially offset by positive year-over-year growth in South Africa and Saudi Arabia. Certain of our customers in the Emerging Markets theater tend to make large and sporadic purchases, and the net sales related to these transactions may also be affected by the timing of revenue recognition. Further, some customers may continue to require greater levels of financing arrangements, service, and support in future periods which may also impact the timing of recognition of the revenue for this theater.

Asia Pacific

The decrease in net product sales in the Asia Pacific theater in the first quarter of fiscal 2010, compared with the corresponding period of fiscal 2009, was attributable to a decline in sales across most customer markets within this theater except for enterprise market, which was flat year over year. We also experienced weakness in net product sales in significant countries to us such as China and India during the first quarter of fiscal 2010, while net product sales in Australia were relatively flat on a year-over-year basis.

Japan

Net product sales in the Japan theater decreased slightly during the first quarter of fiscal 2010 compared with the first quarter of fiscal 2009 primarily due to decrease in net product sales in service provider and commercial markets, while our enterprise market showed growth year over year.

Net Product Sales by Groups of Similar Products

In addition to the primary view on a geographic basis, we also prepare financial information related to groups of similar products and customer markets for various purposes. The following table presents net sales for groups of similar products (in millions, except percentages):

	Three Months Ended
	October 24, 2009	October 25, 2008	Variance in Dollars	Variance in Percent
Net product sales:
Routers	$1,574	$1,899	$(325)	(17.1)%
Percentage of net product sales	21.9%	22.0%
Switches	2,872	3,631	(759)	(20.9)%
Percentage of net product sales	39.9%	42.0%
Advanced technologies	2,273	2,666	(393)	(14.7)%
Percentage of net product sales	31.6%	30.9%
Other	481	439	42	9.6%
Percentage of net product sales	6.6%	5.1%

Total	$7,200	$8,635	$(1,435)	(16.6)%

Routers

We categorize our routers primarily as high-end, midrange, and low-end routers. Our sales of routers decreased in the first quarter of fiscal 2010, across each of these categories with the decline in sales of high-end routers of approximately $175 million representing the most significant decrease in dollar terms. Within the high-end router category, the decline was driven by the lower sales of Cisco 12000 Series Routers, partially offset by an increase in sales of Cisco CRS-1 Carrier Routing Systems, and Cisco ASR 1000 Series Aggregation Services Routers. Because our high-end routers are sold primarily to service providers, our high-end router sales during the first quarter of fiscal 2010 were adversely impacted by, among other factors, a year-over-year decline in capital expenditures in the global service provider market, and the tendency of service providers to make large and sporadic purchases. Our decline in sales of low-end routers of approximately $75 million and midrange routers of approximately $65 million was primarily due to a decline in sales of our integrated services routers.

Switches

The decrease in net product sales related to switches in the first quarter of fiscal 2010, compared with the first quarter of fiscal 2009, was due to lower sales of our local-area network (LAN) fixed-configuration switches, which decreased by approximately $410 million or 22%, and lower sales of modular switches, which decreased by approximately $340 million or 19%. While we had a year-over-year decline in sales of modular switches, we experienced an 11% sequential increase in sales of modular switches, consistent with the momentum we experienced in the enterprise market during the first quarter of fiscal 2010.

The decrease in sales of LAN fixed-configuration switches was primarily a result of lower sales of Cisco Catalyst 3750, 3560, and 2960 Series Switches, partially offset by the increased sales of Cisco Nexus 5000 and 2000 Series Switches. The decrease in sales of modular switches was primarily due to the decreased sales of Cisco Catalyst 6000 and 4500 Series Switches, partially offset by increased sales of Cisco Nexus 7000 Series Switches.

Advanced Technologies

The decrease in net product sales of advanced technologies in the first quarter of fiscal 2010 compared with the first quarter of fiscal 2009 was due to the following:

•

Sales of unified communications products decreased by approximately $80 million, primarily due to lower sales of IP phones and associated software, partially offset by higher sales of our web-based collaborative offerings.

•	Sales of video systems decreased by approximately $185 million, primarily due to decreased sales of digital set-top boxes.

•

Sales of security products decreased by approximately $40 million. Our decreased sales of security products were a result of the lower sales of module and line-cards related to our routers and LAN switches, as well as lower sales of security appliance products, partially offset by increased sales of our web and email security products.

•

Sales of networked home products decreased by approximately $50 million. The decrease in sales of networked home products was primarily due to lower sales of wireless routers for the connected home, and lower sales of adapters.

•	Sales of storage area networking products decreased by approximately $25 million, which was primarily due to lower sales of our Cisco MDS 9000 product line.

•

Sales of application networking services decreased by approximately $35 million. The decrease was primarily related to lower customer demand in the first quarter of fiscal 2010 for data center application optimization solutions.

•	Sales of wireless LAN products increased by approximately $20 million, which was primarily due to the adoption of and migration to the Cisco Unified Wireless Network architecture.

Other Product Revenue

The increase in other product revenue in the first quarter of fiscal 2010 compared with the corresponding period of fiscal 2009 was primarily due to approximately $50 million in sales of Flip video cameras from the acquisition of Pure Digital late in fiscal 2009, and increased sales of Cisco TelePresence systems within emerging technologies. Sales of the recently introduced unified computing systems also contributed to the increase. These increases in sales within other product revenue were partially offset by decreased sales of cable, optical, and service provider voice products.

Net Service Revenue

Net service revenue increased across all of our geographic theaters in the first quarter of fiscal 2010, led by international growth. Service revenue increased by 5% in the United States and Canada theater, 6% in the European Markets theater, 13% in the Emerging Markets theater, 17% in the Asia Pacific theater, and 25% in the Japan theater, compared with the first quarter of fiscal 2009. Higher revenue from technical support service contracts and increased revenue from advanced services relating to consulting services for specific customer networking needs contributed to the growth in net service revenue in the first quarter of fiscal 2010 compared with the corresponding period in fiscal 2009. The increase in our technical support revenue was due to a combination of renewals, the amortization of existing technical support service contracts including multiyear service contracts initiated in prior years, and initiations associated with recent product sales, which have led to a larger installed base of our equipment being serviced.

Gross Margin

The following table presents the gross margin for products and services (in millions, except percentages):

	Three Months Ended
	Amount		Percentage
	October 24, 2009	October 25, 2008	October 24, 2009	October 25, 2008
Gross margin:
Product	$4,714	$5,654	65.5%	65.5%
Service	1,174	1,027	64.5%	60.6%

Total	$5,888	$6,681	65.3%	64.7%

Product Gross Margin

The following table summarizes the key factors that contributed to the flat year-over-year product gross margin for the first quarter of fiscal 2010:

Product Gross Margin Percentage
First quarter of fiscal 2009	65.5%
Sales discounts, rebates, and product pricing	(1.6)%
Shipment volume, net of certain variable costs	(0.6)%
Mix of products sold	(0.1)%
Overall manufacturing costs	2.4%
Other(1)	(0.1)%

First quarter of fiscal 2010	65.5%

(1)	Includes the net effects of amortization of acquisition-related intangible assets and share-based compensation expense.

Product gross margin for the first quarter of fiscal 2010 was flat compared with the first quarter of fiscal 2009. The unfavorable impacts attributable to higher sales discounts, higher rebates, lower product pricing, and lower shipment volume, were offset by the favorable impact of lower overall manufacturing costs. Lower manufacturing costs were primarily driven by strong operational efficiency in our manufacturing operations, value engineering and a reduction in other manufacturing-related costs. Value engineering is the process by which production costs are reduced through component redesign, board configuration, test processes, and transformation processes.

Our gross margins could be impacted by economic downturns or uncertain economic conditions as well as our movement into market adjacencies such as the consumer market through sales of Flip video cameras, as well as increased sales of unified computing products. Our margins may also be impacted by the geographic mix of our revenue. If any of the above factors that impact our gross margins are adversely affected in future periods, our product and service gross margins could decline.

Service Gross Margin

Our service gross margin percentage increased in the first quarter of fiscal 2010 compared with the corresponding period of fiscal 2009, primarily due to higher margins for both technical support and advanced services. The higher margins for both types of services were favorably impacted by higher volume. The higher margins for technical support services also benefited from certain cost-control initiatives that have helped to limit costs. Our service gross margin normally experiences some fluctuations due to various factors such as the timing of technical support service contract initiations and renewals, our strategic investments in headcount, and resources to support this business. Other factors include the mix of service offerings, as the gross margin from our advanced services is typically lower than the gross margin from technical support services. Our continued focus on providing comprehensive support to our customers’ networking devices, applications, and infrastructures, or other reasons, may cause advanced services to increase to a higher proportion of total service revenue.

The following table presents the gross margin for each theater (in millions, except percentages):

	Three Months Ended
	Amount		Percentage
	October 24, 2009	October 25, 2008	October 24, 2009	October 25, 2008
Gross margin:
United States and Canada	$3,298	$3,679	66.1%	66.3%
European Markets	1,244	1,415	68.3%	65.7%
Emerging Markets	542	780	62.8%	63.5%
Asia Pacific	612	649	63.8%	63.5%
Japan	281	254	72.6%	67.2%

Theater Total	5,977	6,777	66.3%	65.6%
Unallocated corporate items(1)	(89)	(96)

Total	$5,888	$6,681	65.3%	64.7%

(1)

The unallocated corporate items include the effects of amortization of acquisition-related intangible assets and share-based compensation expense. We do not allocate these items to gross margin for each theater because management does not include the information in measuring the performance of the operating segments.

In the first quarter of fiscal 2010, the gross margin percentage increased in our European Markets, Asia Pacific and Japan theaters. For our European Markets and Asia Pacific theaters, the increases in their respective gross margin percentage were primarily due to the favorable impacts of improved service margins and lower overall manufacturing costs, partially offset by the effects of lower shipment volume, and for our Asia Pacific theater also an unfavorable product mix. The increase in gross margin percentage for our Japan theater, in the first quarter of fiscal 2010 was driven by improved service margins, lower overall manufacturing costs and a favorable product mix. The decrease in the gross margin percentage for the Emerging Markets theater in the first quarter of fiscal 2010 was primarily a result of lower shipment volume and an unfavorable mix, partially offset by lower overall manufacturing costs and improved service margins. The gross margin percentage for the United States and Canada theater decreased slightly in the first quarter of fiscal 2010.

The gross margin for each theater is derived from information from our internal management system. The gross margin percentage for a particular theater may fluctuate and period-to-period changes in such percentages may or may not be indicative of a trend for that theater.

Factors That May Impact Net Sales and Gross Margin

Net product sales may continue to be affected by factors including the recent global economic downturn and related market uncertainty, which so far have resulted in reduced or cautious spending in our global enterprise, service provider, and commercial markets; changes in the geopolitical environment and global economic conditions; competition, including price-focused competitors from Asia, especially from China; new product introductions; sales cycles and product implementation cycles; changes in the mix of our customers between service provider and enterprise markets; changes in the mix of direct sales and indirect sales; variations in sales channels; and final acceptance criteria of the product, system, or solution as specified by the customer. Sales to the service provider market have been and may be in the future characterized by large and sporadic purchases, especially relating to our router sales and sales of certain advanced technologies. In addition, service provider customers typically have longer implementation cycles; require a broader range of services, including network design services; and often have acceptance provisions that can lead to a delay in revenue recognition. Certain customers in the Emerging Markets theater also tend to make large and sporadic purchases, and the net sales related to these transactions may similarly be affected by the timing of revenue recognition. As we focus on new market opportunities, customers may require greater levels of financing arrangements, service, and support, especially in the Emerging Markets theater, which may result in a delay in the timing of revenue recognition. To improve customer satisfaction, we continue to focus on managing our manufacturing lead-time performance, which may result in corresponding reductions in order backlog. A decline in backlog levels could result in more variability and less predictability in our quarter-to-quarter net sales and operating results.

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

Research and Development (R&D), Sales and Marketing, and General and Administrative (G&A) Expenses

R&D, sales and marketing, and G&A expenses are summarized in the following table (in millions, except percentages):

	Three Months Ended
	October 24, 2009	October 25, 2008	Variance in Dollars	Variance in Percent
Research and development	$1,224	$1,406	$(182)	(12.9)%
Percentage of net sales	13.6%	13.6%
Sales and marketing	1,995	2,283	(288)	(12.6)%
Percentage of net sales	22.1%	22.1%
General and administrative	440	395	45	11.4%
Percentage of net sales	4.9%	3.8%

Total	$3,659	$4,084	$(425)	(10.4)%

Percentage of net sales	40.6%	39.5%

R&D Expenses

R&D expenses decreased in the first quarter of fiscal 2010 compared with the first quarter of fiscal 2009 primarily due to lower acquisition-related compensation expenses, lower headcount-related expenses, and lower discretionary expenses. The lower acquisition-related compensation expense during the first quarter of fiscal 2010 was due to the achievement of certain acquisition-related milestones in the first quarter of fiscal 2009. The decrease in headcount-related expenses was partially a result of the enhanced early retirement program and limited workforce reduction implemented in the fourth quarter of fiscal 2009, and our mandatory paid-time-off program implemented for the first quarter of fiscal 2010 in certain locations as part of our continued expense management initiatives. All of our R&D costs are expensed as incurred, and we continue to invest in R&D in order to bring a broad range of products to market in a timely fashion. If we believe that we are unable to enter a particular market in a timely manner with internally-developed products, we may purchase or license technology from other businesses, partner, or acquire businesses as an alternative to internal R&D.

Sales and Marketing Expenses

Sales and marketing expenses for the first quarter of fiscal 2010 decreased compared with the first quarter of fiscal 2009 primarily due to a decrease in sales expenses of approximately $235 million. Marketing expense also decreased during the first quarter of fiscal 2010 compared with the corresponding period in fiscal 2009. The decreases in both sales and marketing expenses were primarily due to lower discretionary expenses for trade shows, travel, and professional, as well as project-related services. A decrease in headcount-related expenses as a result of the mandatory paid-time-off program in certain locations and lower overall headcount also contributed to the decrease in both sales and marketing expenses when compared with the corresponding period in fiscal 2009.

G&A Expenses

G&A expenses for the first quarter of fiscal 2010 increased compared with the first quarter of fiscal 2009, primarily due to increased share-based and other compensation expenses and additional non-income-based tax expenses.

Effect of Foreign Currency

Foreign currency fluctuations, net of hedging, decreased combined R&D, sales and marketing, and G&A expenses by approximately $58 million, or approximately 1.4%, in the first quarter of fiscal 2010 compared with the first quarter of fiscal 2009.

Headcount

Our headcount decreased by approximately 1,800 employees in the first quarter of fiscal 2010, which was primarily due to the effect of our limited workforce reductions and the enhanced early retirement program implemented during the fourth quarter of fiscal 2009, along with our hiring constraints. Our headcount may slowly increase in the future in anticipation of more positive market conditions, and our hiring will be focused on productivity improvements and movement into new market adjacencies.

Share-Based Compensation Expense

The following table summarizes share-based compensation expense (in millions):

	Three Months Ended
	October 24, 2009	October 25, 2008
Cost of sales—product	$12	$11
Cost of sales—service	33	31

Share-based compensation expense in cost of sales	45	42

Research and development	97	94
Sales and marketing	113	113
General and administrative	66	55

Share-based compensation expense in operating expenses	276	262

Total share-based compensation	$321	$304

Share-based compensation in the above table includes $28 million and $22 million related to acquisitions for the three months ended October 24, 2009 and October 25, 2008, respectively.

Amortization of Purchased Intangible Assets and In-Process Research and Development

The following table presents the amortization of purchased intangible assets included in operating expenses and in-process R&D (in millions):

	Three Months Ended
	October 24, 2009	October 25, 2008
Amortization of purchased intangible assets included in operating expenses	$105	$112

The slight decrease in the amortization of purchased intangible assets included in operating expenses for the first quarter of fiscal 2010 compared with the corresponding period of fiscal 2009 was primarily due to certain intangible assets becoming fully amortized during the later part of fiscal 2009. For additional information regarding purchased intangibles, see Note 4 to the Consolidated Financial Statements.

Under new accounting guidance, effective for acquisitions closing in fiscal 2010, acquired in-process R&D assets from a business combination are capitalized as indefinite-lived intangible assets at acquisition date, and are assessed for impairment thereafter. Development costs incurred after the acquisition are charged to expense. The capitalized in-process R&D asset is amortized upon completion of the development of the underlying marketable products.

The fair value of acquired purchased technology and patents, as well as technology under development, is determined at acquisition date using the income approach, which discounts expected future cash flows to present value. The discount rates used in the present value calculations are typically derived from a weighted-average cost of capital analysis and then adjusted to reflect risks inherent in the development lifecycle as appropriate. We consider the pricing model for products related to these acquisitions to be standard within the high-technology communications industry, and the applicable discount rates represent the rates that market participants would use for valuation of such intangible assets.

Interest and Other Income, Net

Interest Income and Interest Expense

A summary of interest income and interest expense is as follows (in millions):

	Three Months Ended
	October 24, 2009	October 25, 2008
Interest income	$168	$259
Interest expense	(114)	(64)

Total	$54	$195

The decrease in interest income in the first quarter of fiscal 2010 was primarily due to lower average interest rates partially offset by higher average total cash and cash equivalents and fixed income securities balances compared with the first quarter of fiscal 2009. The increase in interest expense in the first quarter of fiscal 2010 compared with the first quarter of fiscal 2009 was due to higher average debt balances as a result of the debt issuance in February 2009.

Other Income (Loss), Net

The components of other income (loss), net, are as follows (in millions):

	Three Months Ended
	October 24, 2009	October 25, 2008
Net gains on investments in publicly traded equity securities	$11	$91
Net gains (losses) on investments in fixed income securities	6	(152)

Total net gains (losses) on investments in publicly traded equity and fixed income securities	17	(61)
Net gains (losses) on investments in privately held companies	30	(9)
Other gains (losses), net	14	(2)

Other income (loss), net	$61	$(72)

The change in total net gains (losses) on fixed income and publicly traded securities in the first quarter of fiscal 2010 compared with the first quarter of fiscal 2009 was primarily attributable to the absence of impairment charges in the first quarter of fiscal 2010 for such investments. For the first quarter of fiscal 2009, net gains (losses) on investments in fixed income securities and publicly traded equity securities included impairment losses of $183 million and $17 million, respectively. The impairment charges in the first quarter of fiscal 2009 were partially offset by a gain related to the termination in the first quarter of fiscal 2009 of various forward sale agreements designated as fair value hedges of publicly traded equity securities. See Note 7 to the Consolidated Financial Statements for the unrealized gains and losses on investments.

The change in net gains (losses) on investments in privately held companies for the first quarter of fiscal 2010 was primarily due to higher realized gains and lower impairment charges in the first quarter of fiscal 2010. Impairment charges on investments in privately held companies were $10 million and $23 million for the first quarters of fiscal 2010 and 2009, respectively.

Other gains, net for the first quarter of fiscal 2010 included a $42 million mark-to-market impact related to foreign exchange forwards and options to hedge a portion of the foreign currency consideration of the proposed Tandberg tender offer transaction.

Provision for Income Taxes

The provision for income taxes resulted in an effective tax rate of 20.2% for the first quarter of fiscal 2010 compared with 15.5% for the first quarter of fiscal 2009. The net 4.7% increase in the effective tax rate for the first quarter of fiscal 2010, as compared with the first quarter of fiscal 2009, was primarily attributable to the inclusion of a tax benefit of $106 million, or 4.1% points in the first quarter of fiscal 2009 related to fiscal 2008 R&D expenses. During the first quarter of fiscal 2009, the Tax Extenders and Alternative Minimum Tax Relief Act of 2008 reinstated the U.S. federal R&D tax credit, retroactive to January 1, 2008.

Recent Accounting Guidance Not Yet Effective

In June 2009, the FASB issued revised guidance for the accounting of transfers of financial assets. This guidance eliminates the concept of a qualifying special-purpose entity; removes the scope exception for qualifying special-purpose entities when applying the accounting guidance related to the consolidation of variable interest entities; changes the requirements for derecognizing financial assets; and requires enhanced disclosure. This accounting guidance is effective for us beginning in the first quarter of fiscal 2011. We are currently evaluating the impact that the adoption of this guidance will have on our consolidated financial statements.

In June 2009, the FASB issued revised guidance for the accounting of variable interest entities, which replaces the quantitative-based risks and rewards approach with a qualitative approach that focuses on identifying which enterprise has the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance. The accounting guidance also requires an ongoing reassessment of whether an entity is the primary beneficiary and requires additional disclosures about an enterprise’s involvement in variable interest entities. This accounting guidance is effective for us beginning in the first quarter of fiscal 2011. We are currently evaluating the impact that the adoption of this guidance will have on our consolidated financial statements.

In November 2008, the SEC issued for comment a proposed roadmap outlining several milestones that, if achieved, could lead to mandatory adoption of International Financial Reporting Standards (IFRS) by U.S. issuers in 2014. IFRS is a comprehensive series of accounting standards published by the International Accounting Standards Board (IASB). The roadmap also contained proposed rule changes that would permit early adoption of IFRS by a limited number of eligible U.S. issuers beginning with filings in 2010. According to the roadmap, the SEC would make a determination in 2011 regarding the mandatory adoption of IFRS. We are currently assessing the impact that this potential change would have on our consolidated financial statements, and we will continue to monitor the development of the potential implementation of IFRS as well as the ongoing convergence efforts of the FASB and the IASB.

Liquidity and Capital Resources

The following sections discuss the effects of changes in our balance sheet, contractual obligations, other commitments, and the stock repurchase program on our liquidity and capital resources.

Balance Sheet and Cash Flows

Cash and Cash Equivalents and Investments

The following table summarizes our cash and cash equivalents and investments (in millions):

	October 24, 2009	July 25, 2009	Increase (Decrease)
Cash and cash equivalents	$4,774	$5,718	$(944)
Fixed income securities	29,548	28,355	1,193
Publicly traded equity securities	1,043	928	115

Total	$35,365	$35,001	$364

The increase in cash and cash equivalents and investments was primarily a result of cash provided by operating activities of $1.5 billion and the issuance of common stock of $634 million related to employee stock option exercises, and approximately $227 million related to the change in unrealized gains and losses on publicly traded equity and fixed income securities as well as realized gains and losses from these investments. These factors were partially offset by the repurchase of common stock of $1.9 billion and capital expenditures of $160 million.

Our total in cash and cash equivalents and investments held outside of the United States in various foreign subsidiaries was $30.6 billion and $29.1 billion, as of October 24, 2009 and July 25, 2009, respectively. The remaining balance held in the United States as of October 24, 2009 and July 25, 2009 was $4.7 billion and $5.9 billion, respectively.

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

We maintain an investment portfolio of various holdings, types, and maturities. We classify our investments as short term investments based on their nature and their availability for use in current operations. We believe the overall credit quality of our portfolio is strong, with our cash equivalents and fixed income portfolio invested in securities with a weighted-average credit rating exceeding AA. We believe that our strong cash and cash equivalents and investments position allows us to use our cash resources for strategic investments to gain access to new technologies, acquisitions, customer financing activities, working capital, and the repurchase of shares.

We expect that cash provided by operating activities may fluctuate in future periods as a result of a number of factors, including fluctuations in our operating results, the rate at which products are shipped during the quarter (which we refer to as shipment linearity), the timing and collection of accounts receivable and financing receivables, inventory and supply chain management, deferred revenue, excess tax benefits from share-based compensation, and the timing and amount of tax and other payments. For additional discussion, see “Part II, Item 1A. Risk Factors.”

Accounts Receivable, Net

The following table summarizes our accounts receivable, net (in millions) and DSO:

	October 24, 2009	July 25, 2009	Increase (Decrease)
Accounts receivable, net	$3,159	$3,177	$(18)
DSO	32	34	(2)

Accounts receivable, net was relatively flat compared with the end of fiscal 2009. DSO as of October 24, 2009 was lower by two days compared with the fourth quarter of fiscal 2009 as a result of lower service billings due primarily to seasonality.

Inventories and Purchase Commitments with Contract Manufacturers and Suppliers

The following table summarizes our inventories and purchase commitments with contract manufacturers and suppliers (in millions, except annualized inventory turns):

	October 24, 2009	July 25, 2009	Increase (Decrease)
Inventories	$1,089	$1,074	$15
Annualized inventory turns	11.6	11.7	(0.1)
Purchase commitments with contract manufacturers and suppliers	$2,803	$2,157	$646

The increase in our purchase commitments with contract manufacturers and suppliers was primarily a result of our response to the sequential increase in our revenue. In addition, the increase was a result of longer lead times associated with supply constraints and proactively managing our commitments in the first quarter of fiscal 2010. Similar to what is happening in the industry we are seeing some product lead time extensions stemming from supplier constraints based upon their labor and other actions taken during the global economic downturn.

Our finished goods consist of distributor inventory and deferred cost of sales and manufactured finished goods. Distributor inventory and deferred cost of sales are related to unrecognized revenue on shipments to distributors and retail partners, as well as shipments to customers. Manufactured finished goods consist primarily of build-to-order and build-to-stock products. Service-related spares consist of reusable equipment related to our technical support and warranty activities. All inventories are accounted for at the lower of cost or market. Inventory is written down based on excess and obsolete inventories determined primarily by future demand forecasts. Inventory write downs are measured as the difference between the cost of the inventory and market, based upon assumptions about future demand, and are charged to the provision for inventory, which is a component of our cost of sales.

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

Financing Receivables and Guarantees

The following table summarizes our financing receivables, financing guarantees, and the related deferred revenue (in millions):

	October 24, 2009	July 25, 2009	Increase (Decrease)
Lease receivables	$1,936	$1,805	$131
Financed service contracts	1,689	1,642	47
Loan receivables	1,154	861	293

Gross financing receivables	4,779	4,308	471
Financing guarantees—channel partner	365	334	31
Financing guarantees—end-user customers	391	405	(14)

Gross financing receivables and guarantees	5,535	5,047	488
Allowances for financing receivables	(342)	(327)	(15)
Deferred revenue related to financing receivables and guarantees	(2,691)	(2,639)	(52)

Financing receivables and guarantees, net	$2,502	$2,081	$421

Financing Receivables We provide financing to certain end-user customers and channel partners to enable sales of our products, services, and networking solutions. These financing arrangements include leases, financed service contracts, and loans. Arrangements related to leases and loans are generally collateralized by a security interest in the underlying assets. Lease receivables include sales-type and direct-financing leases. We also provide certain qualified customers financing for long-term service contracts, which primarily relate to technical support services. Our loan financing arrangements may include not only financing the acquisition of our products and services but also providing additional funds for other costs associated with network installation and integration of our products and services. We expect to continue to expand the use of our financing programs in the near term.

Financing Guarantees In the normal course of business, third parties may provide financing arrangements to our customers and channel partners under financing programs. The financing arrangements to customers provided by third parties are related to leases and loans and typically have terms of up to three years. In some cases, we provide guarantees to third parties for these lease and loan arrangements. The financing arrangements to channel partners consist of revolving short-term financing provided by third parties, generally with payment terms ranging from 60 to 90 days. In certain instances, these financing arrangements result in a transfer of our receivables to the third party. The receivables are derecognized upon transfer, as these transfers qualify as true sales, and we receive a payment for the receivables from the third party based on our standard payment terms. These financing arrangements facilitate the working capital requirements of the channel partners and, in some cases, we guarantee a portion of these arrangements. We could be called upon to make payments under these guarantees in the event of nonpayment by the channel partners or end-user customers. Where we provide a guarantee, we defer the revenue associated with the channel partner and end-user financing arrangement in accordance with revenue recognition policies, or we record a liability for the fair value of the guarantees. In either case, the deferred revenue is recognized as revenue when the guarantee is removed.

Deferred Revenue Related to Financing Receivables and Guarantees The majority of the deferred revenue in the table above is related to financed service contracts. The revenue related to financed service contracts, which primarily relates to technical support services, is deferred and included in deferred service revenue. The revenue related to financed service contracts is recognized ratably over the period during which the related services are to be performed. A portion of the revenue related to lease and loan receivables is also deferred and included in deferred product revenue based on revenue recognition criteria.

Borrowings

Senior Notes The following table summarizes the principal amount of our senior notes (in millions):

	October 24, 2009	July 25, 2009
Senior notes:
5.25% fixed-rate notes, due 2011 (“2011 Notes”)	$3,000	$3,000
5.50% fixed-rate notes, due 2016 (“2016 Notes”)	3,000	3,000
4.95% fixed-rate notes, due 2019 (“2019 Notes”)	2,000	2,000
5.90% fixed-rate notes, due 2039 (“2039 Notes”)	2,000	2,000

Total	$10,000	$10,000

Our senior notes were rated A1 by Moody’s Investors Service, Inc. and A+ by Standard & Poor’s Ratings Services as of October 24, 2009. Interest is payable semi-annually on each class of the senior fixed-rate notes, each of which is redeemable by us at any time, subject to a make-whole premium. We were in compliance with all debt covenants as of October 24, 2009.

On November 9, 2009, we entered into an underwriting agreement to issue senior unsecured notes in aggregate principal amount of $5.0 billion under a Form S-3 Registration Statement filed on February 9, 2009. Of these notes, $500 million will mature in 2014 and bear interest at a fixed rate of 2.90% per annum, $2.5 billion will mature in 2020 and bear interest at a fixed rate of 4.45% per annum, and $2.0 billion will mature in 2040 and bear interest at a fixed rate of 5.50% per annum. This offering was completed on November 17, 2009. We intend to use the proceeds from the offering for general corporate purposes. The interest on the senior notes is payable semi-annually in arrears. The notes are redeemable by us at any time, subject to a make-whole premium.

Credit Facility We have a credit agreement with certain institutional lenders that provides for a $2.9 billion unsecured revolving credit facility that is scheduled to expire on August 17, 2012. Any advances under the credit agreement will accrue interest at rates that are equal to, based on certain conditions, either (i) the higher of the Federal Funds rate plus 0.50% or Bank of America’s “prime rate” as announced from time to time, or (ii) LIBOR plus a margin that is based on our senior debt credit ratings as published by Standard & Poor’s Ratings Services and Moody’s Investors Service, Inc. The credit agreement requires that we comply with certain covenants including that we maintain an interest coverage ratio as defined in the agreement.

As of October 24, 2009, we were in compliance with the required interest coverage ratio and the other covenants, and we had not borrowed any funds under the credit facility. We may also, upon the agreement of either the then-existing lenders or of additional lenders not currently parties to the agreement, increase the commitments under the credit facility by up to an additional $2.0 billion and/or extend the expiration date of the credit facility up to August 15, 2014.

Deferred Revenue

The following table presents the breakdown of deferred revenue (in millions):

	October 24, 2009	July 25, 2009	Increase (Decrease)
Service	$6,194	$6,496	$(302)
Product	3,077	2,897	180

Total	$9,271	$9,393	$(122)

Reported as:
Current	$6,397	$6,438	$(41)
Noncurrent	2,874	2,955	(81)

Total	$9,271	$9,393	$(122)

The decrease in deferred service revenue reflects the ongoing amortization of deferred service revenue, partially offset by the impact of new contract initiations and renewals, which typically are seasonally lower in the first quarter. The increase in deferred product revenue was primarily due to the timing of cash receipts related to unrecognized revenue from two-tier distributors, an increase in shipments not having met revenue recognition criteria, and other revenue deferrals associated with financing arrangements.

Operating Leases

We lease office space in several U.S. locations. Outside the United States, larger leased sites are located in Australia, Belgium, China, France, Germany, India, Israel, Italy, Japan, and the United Kingdom. We also lease equipment and vehicles. The future minimum lease payments under all our noncancelable operating leases with an initial term in excess of one year as of October 24, 2009 were $1.4 billion.

Other Commitments

In connection with our business combinations and asset purchases, we have agreed to pay certain additional amounts contingent upon the achievement of certain agreed-upon technology, development, product, or other milestones or continued employment with us of certain employees of acquired entities. We also have pending business combinations as of October 24, 2009. See Note 3 to the Consolidated Financial Statements.

We also have certain funding commitments primarily related to our investments in privately held companies and venture funds, some of which are based on the achievement of certain agreed-upon milestones, and some of which are required to be funded on demand. The funding commitments were approximately $298 million as of October 24, 2009, compared with approximately $313 million as of July 25, 2009.

Off-Balance Sheet Arrangements

We consider our investments in unconsolidated variable interest entities to be off-balance sheet arrangements. In the ordinary course of business, we have investments in privately held companies and provide financing to certain customers. These privately held companies and customers may be considered to be variable interest entities. We have evaluated our investments in these privately held companies and our customer financings and have determined that there were no significant unconsolidated variable interest entities as of October 24, 2009.

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

We provide financing guarantees, which are generally for various third-party financing arrangements extended to our channel partners and end-user customers. We could be called upon to make payments under these guarantees in the event of nonpayment by the channel partners or end-user customers. See the discussion of these financing guarantees under Financing Receivables and Guarantees above.

Stock Repurchase Program

In September 2001, our Board of Directors authorized a stock repurchase program. As of October 24, 2009, our Board of Directors had authorized an aggregate repurchase of up to $62 billion of common stock under this program and the remaining authorized repurchase amount was $3.1 billion with no termination date. In addition, on November 4, 2009, our Board of Directors authorized the repurchase of up to an additional $10 billion of our common stock under this program with no termination date. The stock repurchase activity under the stock repurchase program during the first quarter of fiscal 2010 is summarized as follows (in millions, except per-share amounts):

Three Months Ended October 24, 2009	Shares Repurchased	Weighted- Average Price per Share	Amount Repurchased
Cumulative balance at July 25, 2009	2,802	$20.41	$57,179
Repurchase of common stock under the stock repurchase program	76	22.99	1,753

Cumulative balance at October 24, 2009	2,878	$20.47	$58,932

Liquidity and Capital Resource Requirements

Based on past performance and current expectations, we believe our cash and cash equivalents, investments, cash generated from operations, our ability to access capital markets including our issuance of $5.0 billion of senior notes in November 2009, and committed credit lines, will satisfy our working capital needs, capital expenditures, investment requirements, stock repurchases, contractual obligations, commitments, principal payments on long-term debt, future customer financings, pending acquisitions, and other liquidity requirements associated with our operations through at least the next 12 months. There are no other transactions, arrangements, or other relationships with unconsolidated entities or other persons that are reasonably likely to materially affect liquidity, the availability, and our requirements for capital resources.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Our financial position is exposed to a variety of risks including interest rate risk, equity price risk, and foreign currency exchange risk.

Interest Rate Risk

Fixed Income Securities

We maintain an investment portfolio of various holdings, types, and maturities. Our primary objective for holding fixed income securities is to achieve an appropriate investment return consistent with preserving principal and managing risk. At any time, a sharp rise in interest rates or credit spreads could have a material adverse impact on the fair value of our fixed income investment portfolio. Conversely, declines in interest rates, including the impact from lower credit spreads, could have a material adverse impact on interest income for our investment portfolio. We may utilize derivative instruments designated as hedging instruments to achieve our investment objectives. We had no outstanding hedging instruments for our fixed income securities as of October 24, 2009. Our fixed income instruments are held for purposes other than trading. Our fixed income instruments are not leveraged as of October 24, 2009. See Note 7 to the Consolidated Financial Statements. We monitor our interest rate and credit risks, including our credit exposures to specific rating categories and to individual issuers. We believe the overall credit quality of our portfolio is strong, with our cash equivalents and fixed income portfolio invested in securities with a weighted-average credit rating exceeding AA. There were no impairment charges on our fixed income securities for the first quarter of fiscal 2010, while for the corresponding period of fiscal 2009, we had impairment charges of $183 million.

Long-Term Debt

As of October 24, 2009, we had $10.0 billion in principal amount of fixed-rate long-term debt outstanding, with a carrying amount of $10.3 billion and a fair value of $10.6 billion, which fair value is based on market prices. A hypothetical 50 basis points increase or decrease in market interest rates would decrease or increase, respectively, the fair value of the fixed-rate debt as of October 24, 2009 by approximately $300 million. However, this hypothetical change in interest rates would not impact the interest expense on the fixed-rate debt.

Equity Price Risk

The fair value of our equity investments in publicly traded companies is subject to market price volatility. We may hold equity securities for strategic purposes or to diversify our overall investment portfolio. Our equity portfolio consists of securities with characteristics that most closely match the Standard & Poor’s 500 Index or NASDAQ Composite Index. These equity securities are held for purposes other than trading. To manage our exposure to changes in the fair value of certain equity securities, we may enter into equity derivatives designated as hedging instruments.

Publicly Traded Equity Securities

The following tables present the hypothetical fair values of publicly traded equity securities as a result of selected potential decreases and increases in the price of each equity security in the portfolio, excluding hedged equity securities, if any. Potential fluctuations in the price of each equity security in the portfolio of plus or minus 10%, 20%, and 30% were selected based on potential near-term changes in those security prices. The hypothetical fair values as of October 24, 2009 and July 25, 2009 are as follows (in millions):

	VALUATION OF SECURITIES GIVEN AN X% DECREASE IN EACH STOCK’S PRICE			FAIR VALUE AS OF OCTOBER 24, 2009	VALUATION OF SECURITIES GIVEN AN X% INCREASE IN EACH STOCK’S PRICE
	(30%)	(20%)	(10%)		10%	20%	30%
Publicly traded equity securities	$730	$834	$939	$1,043	$1,147	$1,252	$1,356

	VALUATION OF SECURITIES GIVEN AN X% DECREASE IN EACH STOCK’S PRICE			FAIR VALUE AS OF JULY 25, 2009	VALUATION OF SECURITIES GIVEN AN X% INCREASE IN EACH STOCK’S PRICE
	(30%)	(20%)	(10%)		10%	20%	30%
Publicly traded equity securities	$650	$742	$835	$928	$1,021	$1,114	$1,206

There were no impairment charges on our investments in publicly traded equity securities for the first quarter of fiscal 2010, while for the corresponding period of fiscal 2009, we had impairment charges of $17 million.

Investments in Privately Held Companies

We have also invested in privately held companies. These investments are recorded in other assets in our Consolidated Balance Sheet and are accounted for either using the cost or the equity method. As of October 24, 2009, the total carrying amount of our investments in privately held companies was $728 million, compared with $709 million at July 25, 2009. Some of the privately held companies in which we invested are in the startup or development stages. These investments are inherently risky because the markets for the technologies or products these companies are developing are typically in the early stages and may never materialize. We could lose our entire investment in these companies. Our evaluation of investments in privately held companies is based on the fundamentals of the businesses, including, among other factors, the nature of their technologies and potential for financial return. Our impairment charges on investments in privately held companies were $10 million and $23 million for the first quarter of fiscal 2010 and 2009, respectively.

Foreign Currency Exchange Risk

Our foreign exchange forward and option contracts are summarized as follows (in millions):

	October 24, 2009		July 25, 2009
	Notional Amount	Fair Value	Notional Amount	Fair Value
Forward contracts:
Purchased	$3,292	$37	$2,570	$5
Sold	$568	$(9)	$912	$(8)
Option contracts:
Purchased	$2,251	$124	$1,796	$82
Sold	$2,487	$(43)	$2,213	$(36)

We conduct business globally in numerous currencies. The direct effect of foreign currency fluctuations on sales has not been material because our sales are primarily denominated in U.S. dollars. However, if the U.S. dollar strengthens relative to other currencies, such strengthening could have an indirect effect on our sales to the extent it raises the cost of our products to non-U.S. customers and thereby reduces demand. A weaker U.S. dollar could have the opposite effect. However, the precise indirect effect of currency fluctuations is difficult to measure or predict because our sales are influenced by many factors in addition to the impact of such currency fluctuations.

Approximately 70% of our operating expenses are U.S.-dollar denominated. Foreign currency fluctuations, net of hedging, decreased our operating expenses, categorized as research and development, sales and marketing, and general and administrative, by approximately 1.4% in the first quarter of fiscal 2010 compared with the corresponding period of fiscal 2009. To reduce variability in operating expenses and service cost of sales caused by non-U.S.-dollar denominated operating expenses and costs, we hedge certain foreign currency forecasted transactions with currency options and forward contracts. These hedging programs are not designed to provide foreign currency protection over long time horizons. In designing a specific hedging approach, we consider several factors, including offsetting exposures, significance of exposures, costs associated with entering into a particular hedge instrument, and potential effectiveness of the hedge. The gains and losses on foreign exchange contracts mitigate the effect of currency movements on our operating expenses and service cost of sales.

During the three months ended October 24, 2009, we entered into foreign exchange forward and options contracts denominated in Norwegian kroner to hedge against a portion of the foreign currency exchange risk associated with the purchase consideration for the proposed Tandberg tender offer transaction. A strengthening of the U.S. dollar in relation to the Norwegian krone, of a magnitude consistent with reasonably possible near-term movements in exchange rates, could result in a loss of up to approximately $300 million on the currency contracts related to the Tandberg acquisition which were outstanding at October 24, 2009. A weaker U.S. dollar could have the opposite effect. In addition, as the purchase consideration for Tandberg is denominated in Norwegian kroner, the amount of U.S. dollar equivalent for the Tandberg acquisition is dependent on exchange rates.

We also enter into foreign exchange forward and option contracts to reduce the short-term effects of foreign currency fluctuations on receivables, investments, and payables, denominated in currencies other than the functional currencies of the entities. The market risks associated with these foreign currency receivables, investments, and payables relate primarily to variances from our forecasted foreign currency transactions and balances. Our forward and option contracts generally have the following maturities:

Maturities
Forward and option contracts—forecasted transactions related to operating expenses and service cost of sales	Up to 18 months
Forward contracts—current assets and liabilities	Up to 3 months
Forward contracts—net investments in foreign subsidiaries	Up to 6 months
Forward contracts—long-term customer financings	Up to 2 years
Forward contracts—investments	Up to 2 years

We do not enter into foreign exchange forward or option contracts for trading purposes.

Item 4.	Controls and Procedures

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

Changes in internal control over financial reporting. There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our first quarter of fiscal 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Set forth below and elsewhere in this report and in other documents we file with the SEC are descriptions of the risks and uncertainties that could cause our actual results to differ materially from the results contemplated by the forward-looking statements contained in this report. The descriptions below include any material changes to and supersede the description of the risk factors affecting our business previously disclosed in “Part I, Item 1A. Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended July 25, 2009.

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

•

Our ability to achieve targeted cost reductions, such as the resource realignment and expense reduction that is described in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section in our 2009 Annual Report to Shareholders

•

The ability of our customers, channel partners, contract manufacturers and suppliers to obtain financing or to fund capital expenditures, especially during a period of global credit market disruption or in the event of customer, channel partner, contract manufacturer or supplier financial problems

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

OUR OPERATING RESULTS MAY BE ADVERSELY AFFECTED BY UNFAVORABLE ECONOMIC AND MARKET CONDITIONS AND THE UNCERTAIN GEOPOLITICAL ENVIRONMENT

Challenging economic conditions worldwide have from time to time contributed, and may continue to contribute, to slowdowns in the communications and networking industries at large, as well as to specific segments and markets in which we operate, resulting in:

•	Reduced demand for our products as a result of continued constraints on IT-related capital spending by our customers, particularly service providers, and other customer markets as well

•	Increased price competition for our products, not only from our competitors but also as a consequence of customers disposing of unutilized products

•	Risk of excess and obsolete inventories

•	Risk of supply constraints

•	Risk of excess facilities and manufacturing capacity

•	Higher overhead costs as a percentage of revenue and higher interest expense

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

DURING THE RECENT GLOBAL ECONOMIC DOWNTURN AND WHILE THE RELATED MARKET UNCERTAINTY PERSISTS, WE HAVE BEEN INVESTING IN MARKET ADJACENCIES AND ALSO IN THE UNITED STATES AND SELECT EMERGING COUNTRIES, AND IF THE RETURN ON THESE INVESTMENTS IS LOWER OR DEVELOPS MORE SLOWLY THAN WE EXPECT, OUR OPERATING RESULTS MAY BE HARMED

We continue to realign resources to focus on certain market adjacencies, such as enterprise data center virtualization, video/visual networking, collaboration architectures, and globalization, primarily in targeted geographic locations and to focus efforts particularly where we believe the economic recovery will progress the fastest, such as the United States and selected emerging countries, creating opportunities for us even while other countries or markets may not be recovering. However, the return on our investments in such market adjacencies and in such geographic markets may be lower, or may develop more slowly, than we expect. If we do not achieve the benefits anticipated from these investments (including if our selection of areas for investment does not play out as we expect), or if the achievement of these benefits is delayed, our operating results may be adversely affected.

OUR REVENUE FOR A PARTICULAR PERIOD IS DIFFICULT TO PREDICT, AND A SHORTFALL IN REVENUE MAY HARM OUR OPERATING RESULTS

As a result of a variety of factors discussed in this report, our revenue for a particular quarter is difficult to predict, especially in light of the recent global economic downturn and related market uncertainty. Our net sales declined in fiscal 2009 and may decline further or may grow at a slower rate than in past periods. Our ability to meet financial expectations could also be adversely affected if the nonlinear sales pattern seen in some of our past quarters recurs in future periods. We have experienced periods of time during which shipments have exceeded net bookings or manufacturing issues have delayed shipments, leading to nonlinearity in shipping patterns. In addition to making it difficult to predict revenue for a particular period, nonlinearity in shipping can increase costs, because irregular shipment patterns result in periods of underutilized capacity and periods in which overtime expenses may be incurred, as well as in potential additional inventory management-related costs. In addition, to the extent that manufacturing issues and any related component shortages result in delayed shipments in the future, and particularly in periods in which we and our contract manufacturers are operating at higher levels of capacity, it is possible that revenue for a quarter could be adversely affected if such matters occur and are not remediated within the same quarter.

The timing of large orders can also have a significant effect on our business and operating results from quarter to quarter, primarily in the United States and in our Emerging Markets theater and other emerging countries. From time to time, we receive large orders that have a significant effect on our operating results in the period in which the order is recognized as revenue. The timing of such orders is difficult to predict, and the timing of revenue recognition from such orders may affect period to period changes in net sales. As a result, our operating results could vary materially from quarter to quarter based on the receipt of such orders and their ultimate recognition as revenue.

Inventory management remains an area of focus. Similar to what is happening in the industry, we are seeing some product lead time extensions stemming from supplier constraints based upon their labor and other actions taken during the global economic downturn. Longer manufacturing lead times in the past have caused some customers to place the same order multiple times within our various sales channels and to cancel the duplicative orders upon receipt of the product, or to place orders with other vendors with shorter manufacturing lead times. Such multiple ordering (along with other factors) or risk of order cancellation may cause difficulty in predicting our sales and, as a result, could impair our ability to manage parts inventory effectively. In addition, our efforts to improve manufacturing lead-time performance may result in corresponding reductions in order backlog. A decline in backlog levels could result in more variability and less predictability in our quarter-to-quarter net sales and operating results. Increases in our purchase commitments to shorten lead times could also lead to excess and obsolete inventory charges if the demand for our products is less than our expectations.

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

Sales to the service provider market have been characterized by large and sporadic purchases, especially relating to our router sales and sales of certain of our advanced technologies, in addition to longer sales cycles. In the past, we have experienced significant weakness in sales to service providers over certain extended periods of time as market conditions have fluctuated. Sales activity in this industry depends upon the stage of completion of expanding network infrastructures; the availability of funding; and the extent to which service providers are affected by regulatory, economic, and business conditions in the country of operations. Weakness in orders from this industry, including as a result of any slowdown in capital expenditures by service providers (which may be more prevalent during a global economic downturn), could have a material adverse effect on our business, operating results, and financial condition. For example, during fiscal 2009, we experienced a slowdown in service provider capital expenditures globally, which may continue in future quarters. Orders from this industry could decline for many reasons other than the competitiveness of our products and services within their respective markets. For example, in the past, many of our service provider customers have been materially and adversely affected by slowdowns in the general economy, by overcapacity, by changes in the service provider market, by regulatory developments, and by constraints on capital availability, resulting in business failures and substantial reductions in spending and expansion plans. These conditions have materially harmed our business and operating results in the past, and some of these or other conditions in the service provider market could affect our business and operating results in any future period. Finally, service provider customers typically have longer implementation cycles; require a broader range of services, including design services; demand that vendors take on a larger share of risks; often require acceptance provisions, which can lead to a delay in revenue recognition; and expect financing from vendors. All these factors can add further risk to business conducted with service providers.

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

A reduction or interruption in supply; a significant increase in the price of one or more components; a failure to adequately authorize procurement of inventory by our contract manufacturers; a failure to appropriately cancel, reschedule, or adjust our requirements based on our business needs; or a decrease in demand for our products could materially adversely affect our business, operating results, and financial condition and could materially damage customer relationships. Furthermore, as a result of binding price or purchase commitments with suppliers, we may be obligated to purchase components at prices that are higher than those available in the current market. In the event that we become committed to purchase components at prices in excess of the current market price when the components are actually used, our gross margins could decrease. As the economic recovery takes hold, some tightening of supply has been observed in some components. See the risk factor above entitled “Our revenue for a particular period is difficult to predict, and a shortfall in revenue may harm our operating results.”

Our growth and ability to meet customer demands depend in part on our ability to obtain timely deliveries of parts from our suppliers and contract manufacturers. We have experienced component shortages in the past, including shortages caused by manufacturing process issues, that have affected our operations. We may in the future experience a shortage of certain component parts as a result of our own manufacturing issues, manufacturing issues at our suppliers or contract manufacturers, capacity problems experienced by our suppliers or contract manufacturers, or strong demand in the industry for those parts. A return to growth in the economy is likely to create greater pressures on us and our suppliers to accurately project overall component demand and component demands within specific product categories and to establish optimal component levels. For example, similar to what is happening in the industry we are seeing some product lead time extensions stemming from supplier constraints based upon their labor and other actions taken during the global economic downturn. If shortages or delays persist, the price of these components may increase, or the components may not be available at all, and we may also encounter shortages if we do not accurately anticipate our needs. We may not be able to secure enough components at reasonable prices or of acceptable quality to build new products in a timely manner in the quantities or configurations needed. Accordingly, our revenue and gross margins could suffer until other sources can be developed. Our operating results would also be adversely affected if, anticipating greater demand than actually develops, we commit to the purchase of more components than we need, which is more likely to occur in a period of demand uncertainties such as we are currently experiencing. There can be no assurance that we will not encounter these problems in the future. Although in many cases we use standard parts and components for our products, certain components are presently available only from a single source or limited sources, and a global economic downturn and related market uncertainty could negatively impact one or more of these sources. We may not be able to diversify sources in a timely manner, which could harm our ability to deliver products to customers and seriously impact present and future sales.

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

•	Diversion of management’s attention from normal daily operations of the business and the challenges of managing larger and more widespread operations resulting from acquisitions

•	Potential difficulties in completing projects associated with in-process research and development intangibles

•	Difficulties in entering markets in which we have no or limited direct prior experience and where competitors in such markets have stronger market positions

•	Initial dependence on unfamiliar supply chains or relatively small supply partners

•	Insufficient revenue to offset increased expenses associated with acquisitions

•	The potential loss of key employees, customers, distributors, vendors and other business partners of the companies we acquire following and continuing after announcement of acquisition plans

Acquisitions may also cause us to:

•	Issue common stock that would dilute our current shareholders’ percentage ownership

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

We conduct significant sales and customer support operations in countries outside of the United States; maintain a manufacturing facility for a substantial portion of our video systems products in Juarez, Mexico; and also depend on non-U.S. operations of our contract manufacturers, component suppliers and distribution partners. Although sales in our Emerging Markets theater have decreased during the recent global economic downturn, prior to such time our Emerging Markets theater has been a relatively fast growing theater, and we have announced plans to expand our commitments and expectations in this theater. As such, our growth depends in part on our increasing sales into this theater. We also intend to expand our level of business activity in two large emerging countries, India and China, and our growth in the Asia Pacific theater will also depend in part upon our increasing sales in these countries. Our future results could be materially adversely affected by a variety of factors relating to our operations outside the United States, any or all of which could have a material adverse effect on our operating results and financial condition, including, among others, the following:

•	The worldwide impact of the recent global economic downturn and related market uncertainty

•	Foreign currency exchange rates

•	Political or social unrest

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

WE ARE EXPOSED TO THE CREDIT RISK OF SOME OF OUR CUSTOMERS AND TO CREDIT EXPOSURES IN WEAKENED MARKETS, WHICH COULD RESULT IN MATERIAL LOSSES

Most of our sales are on an open credit basis, with typical payment terms of 30 days in the United States and, because of local customs or conditions, longer in some markets outside the United States. We monitor individual customer payment capability in granting such open credit arrangements, seek to limit such open credit to amounts we believe the customers can pay, and maintain reserves we believe are adequate to cover exposure for doubtful accounts. Beyond our open credit arrangements, we have also experienced demands for customer financing and facilitation of leasing arrangements. We expect demand for customer financing to continue, and recently we have been experiencing an increase in this demand as the credit markets have been impacted by the recent global economic downturn and related market uncertainty, including increased demand from customers in certain countries within our Emerging Markets theater. We believe customer financing is a competitive factor in obtaining business, particularly in serving customers involved in significant infrastructure projects. Our loan financing arrangements may include not only financing the acquisition of our products and services but also providing additional funds for other costs associated with network installation and integration of our products and services.

Our exposure to the credit risks relating to our financing activities described above may increase if our customers are adversely affected by a global economic downturn, or if there is a continuation or worsening of the downturn. Although we have programs in place that are designed to monitor and mitigate the associated risk, including monitoring of particular risks in certain geographic areas, there can be no assurance that such programs will be effective in reducing our credit risks.

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

During the first quarter of fiscal 2010, we entered into transactions to hedge a portion of the foreign currency consideration payable in connection with our announced, pending acquisition of Tandberg. These transactions produced gains that were recognized in the first quarter of 2010, and we could recognize losses or gains of a similar or greater magnitude in connection with those transactions or in connection with any similar transactions entered into in connection with that acquisition or future acquisitions. In addition, as the purchase consideration for Tandberg is denominated in a foreign currency, the amount of U.S. dollar equivalent for the Tandberg acquisition is dependent on exchange rates.

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

CHANGES IN OUR PROVISION FOR INCOME TAXES OR ADVERSE OUTCOMES RESULTING FROM EXAMINATION OF OUR INCOME TAX RETURNS COULD ADVERSELY AFFECT OUR RESULTS

Our provision for income taxes is subject to volatility and could be adversely affected by earnings being lower than anticipated in countries that have lower tax rates and higher than anticipated in countries that have higher tax rates; by changes in the valuation of our deferred tax assets and liabilities; by expiration of or lapses in the R&D tax credit laws; by transfer pricing adjustments including the effect of acquisitions on our intercompany R&D cost sharing arrangement and legal structure; by tax effects of nondeductible compensation; by tax costs related to intercompany realignments; by changes in accounting principles; or by changes in tax laws and regulations including possible U.S. changes to the taxation of earnings of our foreign subsidiaries, and the deductibility of expenses attributable to foreign income, or the foreign tax credit rules. Significant judgment is required to determine the recognition and measurement attribute prescribed in the accounting guidance for uncertainty in income taxes. The accounting guidance for uncertainty in income taxes applies to all income tax positions, including the potential recovery of previously paid taxes, which if settled unfavorably could adversely impact our provision for income taxes or additional paid-in capital. Further, as a result of certain of our ongoing employment and capital investment actions and commitments, our income in certain countries is subject to reduced tax rates and in some cases is wholly exempt from tax. Our failure to meet these commitments could adversely impact our provision for income taxes. In addition, we are subject to the continuous examination of our income tax returns by the Internal Revenue Service and other tax authorities. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes. There can be no assurance that the outcomes from these continuous examinations will not have an adverse effect on our operating results and financial condition.

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

We maintain an investment portfolio of various holdings, types, and maturities. These securities are generally classified as available-for-sale and, consequently, are recorded on our Consolidated Balance Sheets at fair value with unrealized gains or losses reported as a component of accumulated other comprehensive income, net of tax. Our portfolio includes fixed income securities and equity investments in publicly traded companies, the values of which are subject to market price volatility to the extent unhedged. If such investments suffer market price declines, as we experienced with some of our investments during the first quarter of fiscal 2009, we may recognize in earnings the decline in the fair value of our investments below their cost basis when the decline is judged to be other than temporary. For information regarding the sensitivity of and risks associated with the market value of portfolio investments and interest rates, refer to the section titled “Quantitative and Qualitative Disclosures About Market Risk.” Our investments in private companies are subject to risk of loss of investment capital. These investments are inherently risky because the markets for the technologies or products they have under development are typically in the early stages and may never materialize. We could lose our entire investment in these companies.

IF WE DO NOT SUCCESSFULLY MANAGE OUR STRATEGIC ALLIANCES, WE MAY NOT REALIZE THE EXPECTED BENEFITS FROM SUCH ALLIANCES AND WE MAY EXPERIENCE INCREASED COMPETITION OR DELAYS IN PRODUCT DEVELOPMENT

We have several strategic alliances with large and complex organizations and other companies with which we work to offer complementary products and services and are in the process of establishing a joint venture to market services associated with our UCS products. These arrangements are generally limited to specific projects, the goal of which is generally to facilitate product compatibility and adoption of industry standards. There can be no assurance we will realize the expected benefits from these strategic alliances or from the joint venture. If successful, these relationships may be mutually beneficial and result in industry growth. However, alliances carry an element of risk because, in most cases, we must compete in some business areas with a company with which we have a strategic alliance and, at the same time, cooperate with that company in other business areas. Also, if these companies fail to perform or if these relationships fail to materialize as expected, we could suffer delays in product development or other operational difficulties. Joint ventures can be difficult to manage, given the potentially different interests of joint venture partners.

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

THERE CAN BE NO ASSURANCE THAT OUR OPERATING RESULTS AND FINANCIAL CONDITION WILL NOT BE ADVERSELY AFFECTED BY OUR INCURRENCE OF SENIOR UNSECURED DEBT

In February 2006, we issued senior unsecured notes in an aggregate principal amount of $6.5 billion, of which $500 million matured in February 2009, $3.0 billion will mature in February 2011, and the balance will mature in February 2016. In addition, in February 2009 we issued an aggregate of $4.0 billion of senior unsecured notes that mature at specific dates in 2019 and 2039. A portion of the proceeds of the notes issued in February 2009 was used to repay in full the notes that matured that month. In November 2009, we issued senior unsecured notes in an aggregate principal amount of $5.0 billion, of which $500 million will mature in November 2014, $2.5 billion will mature in January 2020, and the balance will mature in January 2040. The outstanding notes bear fixed-rate interest payable semi-annually. The fair value of the long-term debt is subject to market interest rate volatility. The instruments governing the notes contain certain covenants applicable to us and our subsidiaries that may adversely affect our ability to incur certain liens or engage in certain types of sale and leaseback transactions. In addition, we will be required to have available in the United States sufficient cash to repay these notes on maturity. There can be no assurance that our incurrence of this debt will be a better means of providing liquidity to us than would our use of our existing cash resources, including cash currently held offshore. Further, we cannot be assured that our maintenance of this indebtedness will not adversely affect our operating results or financial condition. In addition, changes by any rating agency to our credit rating can negatively impact the value and liquidity of both our debt and equity securities.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a) None.

(b) None.

(c) Issuer Purchases of Equity Securities (in millions, except per-share amounts)

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs(2)
July 26, 2009 to August 22, 2009	7	$22.10	7	$4,656
August 23, 2009 to September 19, 2009	62	$23.00	59	$3,305
September 20, 2009 to October 24, 2009	10	$23.63	10	$3,068

Total	79	$22.99	76

(1)	Includes approximately 2.8 million shares repurchased to satisfy tax withholding obligations that arose on the vesting of shares of restricted stock and restricted stock units.

(2)

On September 13, 2001, we announced that our Board of Directors had authorized a stock repurchase program. As of October 24, 2009, our Board of Directors had authorized the repurchase of up to $62 billion of common stock under this program. During the first quarter of fiscal 2010, we repurchased and retired 76 million shares of our common stock under this program at a weighted-average price of $22.99 per share for an aggregate purchase price of $1.8 billion. As of October 24, 2009, we had repurchased and retired 2.9 billion shares of our common stock at a weighted-average price of $20.47 per share for an aggregate purchase price of $58.9 billion since inception of the stock repurchase program, and the remaining authorized amount for stock repurchases under this program was $3.1 billion with no termination date. In addition, on November 4, 2009, our Board of Directors authorized the repurchase of up to an additional $10 billion of our common stock under this program with no termination date.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

The following documents are filed as Exhibits to this report

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32.1	Section 1350 Certification of Principal Executive Officer

32.2	Section 1350 Certification of Principal Financial Officer

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	XBRL (Extensible Business Reporting Language) information is furnished and not filed herewith, is not a part of a registration statement or Prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Cisco Systems, Inc.

Date: November 17, 2009	By	/s/ Frank A. Calderoni
Frank A. Calderoni Executive Vice President and Chief Financial Officer (Principal Financial Officer and duly authorized signatory)

EXHIBIT INDEX

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32.1	Section 1350 Certification of Principal Executive Officer

32.2	Section 1350 Certification of Principal Financial Officer

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	XBRL (Extensible Business Reporting Language) information is furnished and not filed herewith, is not a part of a registration statement or Prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.