Form 10-Q
period 2010-01-23
CISCO SYSTEMS INC
filed 2010-02-17
CIK 858877

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 23, 2010

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

As of February 11, 2010, 5,725,636,151 shares of the registrant’s common stock were outstanding.

Cisco Systems, Inc.

FORM 10-Q for the Quarter Ended January 23, 2010

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

CISCO SYSTEMS, INC.

CONSOLIDATED BALANCE SHEETS

(in millions, except par value)

(Unaudited)

	January 23, 2010	July 25, 2009
ASSETS
Current assets:
Cash and cash equivalents	$4,710	$5,718
Investments	34,928	29,283
Accounts receivable, net of allowance for doubtful accounts of $240 at January 23, 2010 and $216 at July 25, 2009	4,237	3,177
Inventories	1,215	1,074
Deferred tax assets	2,233	2,320
Other current assets	2,816	2,605

Total current assets	50,139	44,177

Property and equipment, net	3,958	4,043
Goodwill	14,423	12,925
Purchased intangible assets, net	2,661	1,702
Other assets	5,222	5,281

TOTAL ASSETS	$76,403	$68,128

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$750	$675
Income taxes payable	103	166
Accrued compensation	2,207	2,535
Deferred revenue	6,751	6,438
Other current liabilities	4,594	3,841

Total current liabilities	14,405	13,655

Long-term debt	15,194	10,295
Income taxes payable	1,941	2,007
Deferred revenue	2,906	2,955
Other long-term liabilities	425	539

Total liabilities	34,871	29,451

Commitments and contingencies (Note 11)
Equity:
Cisco shareholders’ equity:
Preferred stock, no par value: 5 shares authorized; none issued and outstanding	—	—
Common stock and additional paid-in capital, $0.001 par value: 20,000 shares authorized; 5,734 and 5,785 shares issued and outstanding at January 23, 2010 and July 25, 2009, respectively	35,687	34,344
Retained earnings	5,086	3,868
Accumulated other comprehensive income	739	435

Total Cisco shareholders’ equity	41,512	38,647

Noncontrolling interests	20	30

Total equity	41,532	38,677

TOTAL LIABILITIES AND EQUITY	$76,403	$68,128

See Notes to Consolidated Financial Statements.

CISCO SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in millions, except per-share amounts)

(Unaudited)

	Three Months Ended		Six Months Ended
	January 23, 2010	January 24, 2009	January 23, 2010	January 24, 2009
NET SALES:
Product	$7,976	$7,347	$15,176	$15,982
Service	1,839	1,742	3,660	3,438

Total net sales	9,815	9,089	18,836	19,420

COST OF SALES:
Product	2,815	2,737	5,301	5,718
Service	668	629	1,315	1,298

Total cost of sales	3,483	3,366	6,616	7,016

GROSS MARGIN	6,332	5,723	12,220	12,404

OPERATING EXPENSES:
Research and development	1,247	1,279	2,471	2,685
Sales and marketing	2,110	2,155	4,105	4,438
General and administrative	467	380	907	775
Amortization of purchased intangible assets	138	136	243	248
In-process research and development	—	—	—	3

Total operating expenses	3,962	3,950	7,726	8,149

OPERATING INCOME	2,370	1,773	4,494	4,255
Interest income	155	222	323	481
Interest expense	(158)	(63)	(272)	(127)
Other income (loss), net	(12)	(64)	49	(136)

Interest and other income (loss), net	(15)	95	100	218

INCOME BEFORE PROVISION FOR INCOME TAXES	2,355	1,868	4,594	4,473
Provision for income taxes	502	364	954	768

NET INCOME	$1,853	$1,504	$3,640	$3,705

Net income per share:
Basic	$0.32	$0.26	$0.63	$0.63

Diluted	$0.32	$0.26	$0.62	$0.63

Shares used in per-share calculation:
Basic	5,741	5,848	5,754	5,865

Diluted	5,862	5,864	5,866	5,901

See Notes to Consolidated Financial Statements.

CISCO SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

(Unaudited)

	Six Months Ended
	January 23, 2010	January 24, 2009
Cash flows from operating activities:
Net income	$3,640	$3,705
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and other noncash items	942	818
Share-based compensation expense	692	602
Provision for doubtful accounts	36	59
Deferred income taxes	(117)	(293)
Excess tax benefits from share-based compensation	(49)	(21)
In-process research and development	—	3
Net (gains) losses on investments	(84)	123
Change in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(994)	818
Inventories	(80)	113
Lease receivables, net	(137)	(109)
Accounts payable	58	(228)
Income taxes payable	(68)	467
Accrued compensation	(346)	(213)
Deferred revenue	190	544
Other assets	(202)	(470)
Other liabilities	493	(2)

Net cash provided by operating activities	3,974	5,916

Cash flows from investing activities:
Purchases of investments	(23,020)	(24,110)
Proceeds from sales of investments	6,282	12,545
Proceeds from maturities of investments	11,278	6,920
Acquisition of property and equipment	(408)	(585)
Acquisition of businesses, net of cash and cash equivalents acquired	(2,308)	(327)
Change in investments in privately held companies	(69)	(53)
Other	60	(54)

Net cash used in investing activities	(8,185)	(5,664)

Cash flows from financing activities:
Issuance of common stock	1,436	441
Repurchase of common stock	(3,244)	(1,603)
Issuance of long-term debt	4,944	—
Settlements of interest rate derivatives related to long-term debt	23	—
Excess tax benefits from share-based compensation	49	21
Other	(5)	(127)

Net cash provided by (used in) financing activities	3,203	(1,268)

Net decrease in cash and cash equivalents	(1,008)	(1,016)
Cash and cash equivalents, beginning of period	5,718	5,191

Cash and cash equivalents, end of period	$4,710	$4,175

See Notes to Consolidated Financial Statements.

CISCO SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF EQUITY

(in millions)

(Unaudited)

Six Months Ended January 24, 2009	Shares of Common Stock	Common Stock and Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Cisco Shareholders’ Equity	Noncontrolling Interests	Total Equity
BALANCE AT JULY 26, 2008	5,893	$33,505	$120	$728	$34,353	$49	$34,402
Net income	—	—	3,705	—	3,705	—	3,705
Change in unrealized gains and losses on investments	—	—	—	(147)	(147)	(31)	(178)
Change in derivative instruments	—	—	—	(151)	(151)	—	(151)
Change in cumulative translation adjustment and other	—	—	—	(434)	(434)	—	(434)

Comprehensive income (loss)					2,973	(31)	2,942

Issuance of common stock	34	441	—	—	441	—	441
Repurchase of common stock	(83)	(485)	(1,130)	—	(1,615)	—	(1,615)
Tax benefits from employee stock incentive plans	—	16	—	—	16	—	16
Purchase acquisitions	—	13	—	—	13	—	13
Share-based compensation expense	—	602	—	—	602	—	602

BALANCE AT JANUARY 24, 2009	5,844	$34,092	$2,695	$(4)	$36,783	$18	$36,801

Six Months Ended January 23, 2010	Shares of Common Stock	Common Stock and Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Cisco Shareholders’ Equity	Noncontrolling Interests	Total Equity
BALANCE AT JULY 25, 2009	5,785	$34,344	$3,868	$435	$38,647	$30	$38,677
Net income	—	—	3,640	—	3,640	—	3,640
Change in unrealized gains and losses on investments	—	—	—	205	205	(10)	195
Change in derivative instruments	—	—	—	15	15	—	15
Change in cumulative translation adjustment and other	—	—	—	84	84	—	84

Comprehensive income (loss)					3,944	(10)	3,934

Issuance of common stock	91	1,436	—	—	1,436	—	1,436
Repurchase of common stock	(142)	(902)	(2,422)	—	(3,324)	—	(3,324)
Tax benefits from employee stock incentive plans	—	35	—	—	35	—	35
Purchase acquisitions	—	82	—	—	82	—	82
Share-based compensation expense	—	692	—	—	692	—	692

BALANCE AT JANUARY 23, 2010	5,734	$35,687	$5,086	$739	$41,512	$20	$41,532

Supplemental Information

In September 2001, the Company’s Board of Directors authorized a stock repurchase program. As of January 23, 2010, the Company’s Board of Directors had authorized an aggregate repurchase of up to $72 billion of common stock under this program with no termination date. For additional information regarding stock repurchases, see Note 12 to the Consolidated Financial Statements. The stock repurchases since the inception of this program and the related impact on Cisco shareholders’ equity are summarized in the table below (in millions):

	Shares of Common Stock	Common Stock and Additional Paid-In Capital	Retained Earnings	Total Cisco Shareholders’ Equity
Repurchases of common stock under the repurchase program	2,941	$11,571	$48,861	$60,432

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

The accompanying financial data as of January 23, 2010 and for the three and six months ended January 23, 2010 and January 24, 2009 has been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. The July 25, 2009 Consolidated Balance Sheet was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and the notes thereto, included in the Company’s Annual Report on Form 10-K for the fiscal year ended July 25, 2009.

In the opinion of management, all adjustments (which include normal recurring adjustments, except as disclosed herein) necessary to present fairly the statement of financial position as of January 23, 2010, and results of operations for the three and six months ended January 23, 2010 and January 24, 2009, cash flows, and equity for the six months ended January 23, 2010 and January 24, 2009, as applicable, have been made. The results of operations for the three and six months ended January 23, 2010 are not necessarily indicative of the operating results for the full fiscal year or any future periods.

The Company has made certain reclassifications to prior period amounts relating to net sales for similar groups of products, and gross margin by theater, due to refinement of the respective categories. The Company has made certain other reclassifications to prior period amounts in order to conform to the current period’s presentation.

The Company has evaluated subsequent events through the date that the financial statements were issued, February 16, 2010, based on the accounting guidance for subsequent events.

2.	Summary of Significant Accounting Policies

(a) New Accounting Standards Recently Adopted

Revenue Recognition for Arrangements with Multiple Deliverables

In October 2009, the Financial Accounting Standards Board (FASB) amended the accounting standards for revenue recognition to remove tangible products containing software components and nonsoftware components that function together to deliver the product’s essential functionality from the scope of industry-specific software revenue recognition guidance. In October 2009, the FASB also amended the accounting standards for multiple deliverable revenue arrangements to:

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

This guidance does not generally change the units of accounting for the Company’s revenue transactions. Most products and services qualify as separate units of accounting. Products are typically considered delivered upon shipment. In instances where final acceptance of the product, system, or solution is specified by the customer, revenue is deferred until all acceptance criteria have been met. Technical support services revenue is deferred and recognized ratably over the period during which the services are to be performed, which is typically from one to three years. Consulting services for specific customer networking needs, which the Company refers to as advanced services, are recognized upon delivery or completion of performance. Advanced service arrangements are typically short term in nature and are largely completed within 90 days from the start of service. The Company’s arrangements generally do not include any provisions for cancellation, termination, or refunds that would significantly impact recognized revenue.

Many of the Company’s products have both software and nonsoftware components that function together to deliver the products’ essential functionality. The Company’s product offerings fall into the following categories: routing, switching, advanced technologies, and other products, which include emerging technologies. In addition to its product offerings, the Company provides a broad range of technical support and advanced services, as discussed above. The Company has a broad customer base that encompasses virtually all types of public and private entities, including enterprise businesses, service providers, commercial customers, and consumers. The Company and its sales force are not organized by product divisions and all of the above described products and services can be sold stand-alone or together in various combinations across the Company’s geographic segments or customer markets. For example, service provider arrangements are typically larger in scale with longer deployment schedules and involve the delivery of a variety of product technologies, including high-end routing, video and network management software, among others, along with technical support and advanced services. The Company’s enterprise and commercial arrangements are typically unique for each customer and smaller in scale and may include network infrastructure products such as routers and switches or collaboration technologies such as Unified Communications and Cisco TelePresence systems along with technical support services. Consumer products, including Linksys wireless routers and Pure Digital video recorders, are sold in stand-alone arrangements directly to distributors and retailers without support, as customers generally only require repair or replacement of defective products or parts under warranty.

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

For transactions entered into prior to the first quarter of fiscal 2010, the Company primarily recognized revenue based on software revenue recognition guidance. For the vast majority of the Company’s arrangements involving multiple deliverables, such as sales of products with services, the entire fee from the arrangement was allocated to each respective element based on its relative selling price, using VSOE. In the limited circumstances when the Company was not able to determine VSOE for all of the deliverables of the arrangement, but was able to obtain VSOE for any undelivered elements, revenue was allocated using the residual method. Under the residual method, the amount of revenue allocated to delivered elements equaled the total arrangement consideration less the aggregate selling price of any undelivered elements, and no revenue was recognized until all elements without VSOE had been delivered. If VSOE of any undelivered items did not exist, revenue from the entire arrangement was initially deferred and recognized at the earlier of: (i) delivery of those elements for which VSOE did not exist or (ii) when VSOE can be established. However, in limited cases where technical support services were the only undelivered element without VSOE, the entire arrangement fee was recognized ratably as a single unit of accounting over the technical services contractual period. The residual and ratable revenue recognition methods were generally used in a limited number of arrangements containing advanced and emerging technologies, such as Cisco TelePresence systems. Several of these technologies are sold as solution offerings whereby products or services are not sold on a stand-alone basis.

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

Net sales as reported and the Company’s estimate of the pro forma net sales that would have been reported during the three and six months ended January 23, 2010, if the transaction entered into or materially modified after July 25, 2009 were subject to previous accounting guidance, are shown in the following table (in millions):

	Three Months Ended January 23, 2010		Six Months Ended January 23, 2010
	As Reported	Pro Forma Basis as if the Previous Accounting Guidance Were in Effect	As Reported	Pro Forma Basis as if the Previous Accounting Guidance Were in Effect
Net Sales	$9,815	$9,790	$18,836	$18,763

The estimated impact to net sales of the accounting standard was primarily to net product sales.

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

The Company’s arrangements with multiple deliverables may have a stand-alone software deliverable that is subject to the existing software revenue recognition guidance. The revenue for these multiple element arrangements is allocated to the software deliverable and the nonsoftware deliverables based on the relative selling prices of all of the deliverables in the arrangement using the hierarchy in the new revenue accounting guidance. In the limited circumstances where the Company cannot determine VSOE or TPE of the selling price for all of the deliverables in the arrangement, including the software deliverable, ESP is used for the purposes of performing this allocation.

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

Business Combinations and Noncontrolling Interests

Effective the first quarter of fiscal 2010, the Company adopted the revised accounting guidance for business combinations, which changed its previous accounting practices regarding business combinations. The more significant changes include an expanded definition of a business and a business combination; recognition of assets acquired, liabilities assumed and noncontrolling interests (including goodwill) measured at fair value at the acquisition date; recognition of acquisition-related expenses and restructuring costs separately from the business combination; recognition of assets acquired and liabilities assumed at their acquisition-date fair values with subsequent changes recognized in earnings; and capitalization of in-process research and development (IPR&D) at fair value as an indefinite-lived intangible asset. Such IPR&D will be assessed for impairment until completion, and following completion, will be amortized. The guidance also amends and clarifies the application issues on initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. The impact of this accounting guidance and its relevant updates on the Company’s results of operations or financial position will vary depending on each specific business combination or asset purchase. See Note 3.

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

(b) Recent Accounting Standards Not Yet Effective

In January 2010, the FASB issued revised guidance intended to improve disclosures related to fair value measurements. This guidance requires new disclosures as well as clarifies certain existing disclosure requirements. New disclosures under this guidance require separate information about significant transfers in and out of Level 1 and Level 2 and the reason for such transfers, and also require purchases, sales, issuances, and settlements information for Level 3 measurement to be included in the rollforward of activity on a gross basis. The guidance also clarifies the requirement to determine the level of disaggregation for fair value measurement disclosures and the requirement to disclose valuation techniques and inputs used for both recurring and nonrecurring fair value measurements in either Level 2 or Level 3. This accounting guidance is effective for the Company beginning in the third quarter of fiscal 2010, except for the rollforward of activity on a gross basis for Level 3 fair value measurement, which will be effective for the Company in the first quarter of fiscal 2012. The Company is currently evaluating the impact that the adoption of this guidance will have on its financial statement disclosures.

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

In June 2009, the FASB issued revised guidance for the accounting of variable interest entities. This revised guidance replaces the quantitative-based risks and rewards approach with a qualitative approach that focuses on identifying which enterprise has the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and has the obligation to absorb losses or the right to receive benefits from the entity that could be potentially significant to the variable interest entity. The accounting guidance also requires an ongoing reassessment of whether an enterprise is the primary beneficiary and requires additional disclosures about an enterprise’s involvement in variable interest entities. This accounting guidance is effective for the Company beginning in the first quarter of fiscal 2011. The Company is currently evaluating the impact that the adoption of this guidance will have on its consolidated financial statements.

3.	Business Combinations

(a) Business Combinations Completed During the Period

A summary of the business combinations for the six months ended January 23, 2010 is as follows (in millions):

	Purchase Consideration	Net Tangible Assets Acquired/(Liabilities Assumed) (1)	Purchased Intangible Assets	Goodwill
ScanSafe, Inc.	$154	$2	$31	$121
Starent Networks, Corp.	2,636	(17)	1,274	1,379
Other	3	(5)	6	2

Total	$2,793	$(20)	$1,311	$1,502

(1)

Net liabilities assumed for business combinations completed during the six months ended January 23, 2010 primarily consist of net deferred tax liabilities, partially offset by $403 million of cash and cash equivalents acquired.

•

In December 2009, the Company acquired ScanSafe, Inc. (“ScanSafe”), a provider of hosted web security to help build a borderless network security architecture that combines network and cloud-based services for advanced security enforcement.

•

In December 2009, the Company acquired Starent Networks, Corp. (“Starent”) a provider of IP-based mobile infrastructure for mobile and converged carriers, to enhance the Company’s portfolio of products to provide an integrated architecture to offer rich, quality multimedia experiences to mobile subscribers.

Under the terms of the definitive agreements related to the Company’s business combinations completed during the six months ended January 23, 2010, the total purchase consideration consisted of $2.7 billion of cash and $82 million for vested share-based awards assumed.

The Consolidated Financial Statements include the operating results of each business from the date of acquisition. Pro forma results of operations for the acquisitions completed during the six months ended January 23, 2010 have not been presented because the effects of the acquisitions, individually and in the aggregate, were not material to the Company’s financial results. During the three and six months ended January 23, 2010, the Company recorded related to its business combinations transaction costs of $11 million and $23 million, respectively, within operating expenses.

(b) Pending Business Combination

On October 1, 2009, the Company announced that it had entered into a definitive agreement with TANDBERG ASA (“Tandberg”) by which the Company has made a tender offer for all outstanding shares of Tandberg. Tandberg is a global leader in video communications, including a broad range of video endpoint and network infrastructure solutions that provide intercompany and multivendor interoperability. The proposed acquisition of Tandberg supports the Company’s strategy in relation to its expansion of its collaboration portfolio to offer more solutions to a greater number of customers and to increase the use of video within and across enterprises.

The purchase price for the acquisition is payable in Norwegian kroner, and the originally announced aggregate consideration had a U.S. dollar equivalent of approximately $3.0 billion. On November 16, 2009, the Company extended the tender offer and increased the aggregate consideration. The U.S. dollar equivalent of the aggregation consideration, after the increase, is $3.3 billion based on the exchange rate in effect on January 23, 2010. As of the close of the tender offer period, the combination of Tandberg shares tendered and the outstanding shares of Tandberg owned by the Company collectively represents 91.1% of the shares and voting rights in Tandberg. Based on the terms and conditions of the tender offer and Norwegian regulations, the Company expects to make a compulsory acquisition of the remaining shares of Tandberg upon closing, which is expected to close in the first half of calendar year 2010. However, the acquisition of Tandberg remains subject to customary closing conditions, including regulatory approvals and there can be no assurance that the transaction will be completed. The U.S. dollar equivalent of the aggregate consideration is subject to exchange rate movements. See “Part I, Item 3. Quantitative and Qualitative Disclosures About Market Risk” for further discussion.

(c) Cash Compensation Expense Related to Acquisitions and Investments

In connection with the Company’s business combinations and asset purchases, the Company has agreed to pay certain amounts contingent upon the achievement of certain agreed-upon technology, development, product, or other milestones or the continued employment with the Company of certain employees of the acquired entities.

The following table presents the cash compensation expense related to acquisitions and investments (in millions):

	Three Months Ended		Six Months Ended
	January 23, 2010	January 24, 2009	January 23, 2010	January 24, 2009
Cash compensation expense	$32	$37	$66	$159

The Company may be required to recognize future compensation expense pursuant to these agreements of up to $252 million, which includes the remaining potential amount of compensation expense related to Nuova Systems, Inc., as discussed below.

Nuova Systems, Inc.

During fiscal 2008, the Company purchased the remaining interests in Nuova Systems, Inc. (“Nuova Systems”) not previously held by the Company, representing approximately 20% of Nuova Systems. Under the terms of the merger agreement, the former noncontrolling interest holders of Nuova Systems are eligible to receive up to three milestone payments based on agreed-upon formulas. During the first six months of fiscal 2010, the Company recorded $52 million of compensation expense, and through January 23, 2010, the Company has recorded aggregate compensation expense of $475 million related to the fair value of amounts that are expected to be earned by the former noncontrolling interest holders pursuant to a vesting schedule. Actual amounts payable to the former noncontrolling interest holders of Nuova Systems will depend upon achievement under the agreed-upon formulas.

Subsequent changes to the fair value of the amounts probable of being earned and the continued vesting will result in adjustments to the recorded compensation expense. The potential amount that could be recorded as compensation expense may be up to a maximum of $678 million, including the $475 million that has been expensed through January 23, 2010. Of this compensation, approximately 50% is expected to be paid during the third quarter of fiscal 2010, and the remainder is expected to be paid primarily in fiscal 2011 and fiscal 2012.

4.	Goodwill and Purchased Intangible Assets

(a) Goodwill

The following table presents the goodwill allocated to the Company’s reportable segments as of and during the six months ended January 23, 2010 (in millions):

	Balance at July 25, 2009	Acquisitions	Other	Balance at January 23, 2010
United States and Canada	$9,512	$684	$(1)	$10,195
European Markets	1,669	381	(4)	2,046
Emerging Markets	437	147	1	585
Asia Pacific	506	217	—	723
Japan	801	73	—	874

Total	$12,925	$1,502	$(4)	$14,423

In the table above, “Other” primarily includes foreign currency translation.

(b) Purchased Intangible Assets

The following table presents details of the Company’s purchased intangible assets acquired through business combinations during the six months ended January 23, 2010 (in millions, except years):

	FINITE LIVES						INDEFINITE LIVES
	TECHNOLOGY		CUSTOMER RELATIONSHIPS		OTHER		IPR&D	TOTAL
	Weighted- Average Useful Life (in Years)	Amount	Weighted- Average Useful Life (in Years)	Amount	Weighted- Average Useful Life (in Years)	Amount	Amount	Amount
ScanSafe, Inc.	5.0	$14	6.0	$11	3.0	$6	$—	$31
Starent Networks, Corp.	6.0	691	7.0	434	0.3	35	114	1,274
Other	—	—	—	—	—	—	6	6

Total		$705		$445		$41	$120	$1,311

The following tables present details of the Company’s purchased intangible assets (in millions):

January 23, 2010	Gross	Accumulated Amortization	Net
Intangible assets with finite lives:
Technology	$1,987	$(797)	$1,190
Customer relationships	2,166	(895)	1,271
Other	223	(143)	80

Total intangible assets with finite lives	4,376	(1,835)	2,541
IPR&D, with indefinite lives	120	—	120

Total intangible assets	$4,496	$(1,835)	$2,661

July 25, 2009	Gross	Accumulated Amortization	Net
Intangible assets:
Technology	$1,469	$(803)	$666
Customer relationships	1,730	(768)	962
Other	184	(110)	74

Total intangible assets	$3,383	$(1,681)	$1,702

Purchased intangible assets include technology intangible assets acquired through business combinations as well as through technology licenses.

Effective the first quarter of fiscal 2010, with the adoption of revised accounting guidance for business combinations, IPR&D has been capitalized at fair value as an intangible asset with an indefinite life and will be assessed for impairment thereafter. Upon completion of the development of the underlying marketable products, the capitalized IPR&D asset will be amortized over its estimated useful life. Prior to the adoption of the revised accounting guidance, IPR&D was expensed upon acquisition if it had no alternative future use.

The following table presents the amortization of purchased intangible assets (in millions):

	Three Months Ended		Six Months Ended
	January 23, 2010	January 24, 2009	January 23, 2010	January 24, 2009
Amortization of purchased intangible assets:
Cost of sales	$60	$59	$109	$118
Operating expenses	138	136	243	248

Total	$198	$195	$352	$366

The Company recorded impairment charges of $8 million during the three and six months ended January 23, 2010 and $23 million during the three and six months ended January 24, 2009. These impairment charges were due to reductions in expected future cash flows related to certain technologies and were recorded as amortization of purchased intangible assets.

The estimated future amortization expense of purchased intangible assets with finite lives as of January 23, 2010 is as follows (in millions):

Fiscal Year	Amount
2010 (remaining six months)	$352
2011	655
2012	538
2013	429
2014	240
Thereafter	327

Total	$2,541

5.	Balance Sheet Details

The following tables provide details of selected balance sheet items (in millions):

	January 23, 2010	July 25, 2009
Inventories:
Raw materials	$248	$165
Work in process	36	33
Finished goods:
Distributor inventory and deferred cost of sales	487	382
Manufactured finished goods	258	310

Total finished goods	745	692

Service-related spares	146	151
Demonstration systems	40	33

Total	$1,215	$1,074

Property and equipment, net:
Land, buildings, and building & leasehold improvements	$4,505	$4,618
Computer equipment and related software	1,602	1,823
Production, engineering, and other equipment	4,974	5,075
Operating lease assets	251	227
Furniture and fixtures	475	465

	11,807	12,208
Less accumulated depreciation and amortization	(7,849)	(8,165)

Total	$3,958	$4,043

Other assets:
Deferred tax assets	$1,786	$2,122
Investments in privately held companies	769	709
Lease receivables, net(1)	1,044	966
Financed service contracts, net(1)	588	676
Loan receivables, net(1)	726	537
Other	309	271

Total	$5,222	$5,281

Deferred revenue:
Service	$6,338	$6,496
Product:
Unrecognized revenue on product shipments and other deferred revenue	2,789	2,490
Cash receipts related to unrecognized revenue from two-tier distributors	530	407

Total product deferred revenue	3,319	2,897

Total	$9,657	$9,393

Reported as:
Current	$6,751	$6,438
Noncurrent	2,906	2,955

Total	$9,657	$9,393

(1)	Amounts represent the noncurrent portions of the respective balances. See Note 6 for the current portions of the respective balances.

6.	Financing Receivables and Guarantees

(a) Lease Receivables

Lease receivables represent sales-type and direct-financing leases resulting from the sale of the Company’s and complementary third-party products. These lease arrangements typically have terms of up to three years and are generally collateralized by a security interest in the underlying assets. The net lease receivables are summarized as follows (in millions):

	January 23, 2010	July 25, 2009
Gross lease receivables	$2,169	$1,996
Unearned income	(203)	(191)
Allowances	(208)	(213)

Lease receivables, net	$1,758	$1,592

Reported as:
Current	$714	$626
Noncurrent	1,044	966

Lease receivables, net	$1,758	$1,592

Contractual maturities of the gross lease receivables at January 23, 2010 are as follows (in millions):

Fiscal Year	Amount
2010 (remaining six months)	$489
2011	756
2012	508
2013	283
2014	120
Thereafter	13

Total	$2,169

Actual cash collections may differ from the contractual maturities due to early customer buyouts, refinancings, or defaults.

(b) Financed Service Contracts

Financed service contracts are summarized as follows (in millions):

	January 23, 2010	July 25, 2009
Gross financed service contracts	$1,594	$1,642
Allowances	(24)	(26)

Financed service contracts, net	$1,570	$1,616

Reported as:
Current	$982	$940
Noncurrent	588	676

Financed service contracts, net	$1,570	$1,616

The revenue related to financed service contracts, which primarily relates to technical support services, is deferred and included in deferred service revenue. The revenue is recognized ratably over the period during which the related services are to be performed, which is typically from one to three years.

(c) Loan Receivables

Loan receivables are summarized as follows (in millions):

	January 23, 2010	July 25, 2009
Gross loan receivables	$1,207	$861
Allowances	(116)	(88)

Loan receivables, net	$1,091	$773

Reported as:
Current	$365	$236
Noncurrent	726	537

Loan receivables, net	$1,091	$773

A portion of the revenue related to loan receivables is deferred and included in deferred product revenue based on revenue recognition criteria.

(d) Financing Guarantees

In the ordinary course of business, the Company provides financing guarantees that are generally for various third-party financing arrangements extended to channel partners and end-user customers.

Channel Partner Financing Guarantees

The Company facilitates arrangements for third-party financing extended to channel partners, consisting of revolving short-term financing, generally with payment terms ranging from 60 to 90 days. These financing arrangements facilitate the working capital requirements of the channel partners and, in some cases, the Company guarantees a portion of these arrangements. During the three and six months ended January 23, 2010, the volume of channel partner financing was $4.0 billion and $7.8 billion, respectively, compared with $3.5 billion and $7.6 billion for the three and six months ended January 24, 2009, respectively. As of January 23, 2010 and July 25, 2009, the balance of the channel partner financing subject to guarantees was $1.2 billion and $1.1 billion, respectively.

End-User Financing Guarantees

The Company also provides financing guarantees for third-party financing arrangements extended to end-user customers related to leases and loans that typically have terms of up to three years. During the three and six months ended January 23, 2010, the volume of financing provided by third parties for leases and loans on which the Company has provided guarantees was $155 million and $410 million, respectively, compared with $246 million and $644 million for the three and six months ended January 24, 2009, respectively.

Financing Guarantee Summary

The aggregate amount of financing guarantees outstanding at January 23, 2010 and July 25, 2009, representing the total maximum potential future payments under financing arrangements with third parties and the related deferred revenue are summarized in the following table (in millions):

	January 23, 2010	July 25, 2009
Maximum potential future payments relating to financing guarantees:
Channel partner	$342	$334
End user	345	405

Total	$687	$739

Deferred revenue associated with financing guarantees:
Channel partner	$240	$218
End user	318	378

Total	$558	$596

7.	Investments

(a) Summary of Investments

The following tables summarize the Company’s investments (in millions):

January 23, 2010	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Fixed income securities:
Government securities	$19,117	$49	$(1)	$19,165
Government agency securities (1)	12,541	102	(2)	12,641
Corporate debt securities	1,827	66	(17)	1,876
Asset-backed securities	174	5	(5)	174

Total fixed income securities	33,659	222	(25)	33,856
Publicly traded equity securities	875	239	(42)	1,072

Total	$34,534	$461	$(67)	$34,928

July 25, 2009	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Fixed income securities:
Government securities	$10,266	$23	$(5)	$10,284
Government agency securities (1)	16,029	116	(2)	16,143
Corporate debt securities	1,740	51	(86)	1,705
Asset-backed securities	252	5	(34)	223

Total fixed income securities	28,287	195	(127)	28,355
Publicly traded equity securities	824	193	(89)	928

Total	$29,111	$388	$(216)	$29,283

(1)	In Note 7 and Note 8, government agency securities as of January 23, 2010 and July 25, 2009 include bank-issued securities that are guaranteed by the Federal Deposit Insurance Corporation (FDIC).

(b) Gains and Losses on Investments

The following table summarizes the realized net gains (losses) associated with the Company’s investments (in millions):

	Three Months Ended		Six Months Ended
	January 23, 2010	January 24, 2009	January 23, 2010	January 24, 2009
Net gains (losses) on investments in publicly traded equity securities	$17	$(23)	$28	$68
Net gains (losses) on investments in fixed income securities	14	(7)	20	(159)

Net gains (losses) on investments	$31	$(30)	$48	$(91)

There were no impairment charges on investments in fixed income securities and publicly traded equity securities during the second quarter and first six months of fiscal 2010. For the second quarter and first six months of fiscal 2009, net gains (losses) on investments in fixed income securities included impairment charges of $19 million and $202 million, respectively, and net gains (losses) on investments in publicly traded equity securities included impairment charges of $18 million and $35 million, respectively. All such impairment charges were due to a decline in the fair value of the investments below their cost basis that were judged to be other than temporary and were recorded as a reduction to the amortized cost of the respective investments.

The following table summarizes the activity related to credit losses for fixed income securities (in millions):

	Three Months Ended January 23, 2010	Six Months Ended January 23, 2010
Balance at beginning of period	$(134)	$(153)
Sales of other-than-temporarily-impaired fixed income securities	1	20

Balance at end of period	$(133)	$(133)

The following tables present the breakdown of the investments with gross unrealized losses and the duration that those losses have been unrealized at January 23, 2010 and July 25, 2009 (in millions):

	LESS THAN 12 MONTHS		12 MONTHS OR GREATER		TOTAL
January 23, 2010	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Fixed income securities:
Government securities	$598	$(1)	$—	$—	$598	$(1)
Government agency securities (1)	672	(2)	5	—	677	(2)
Corporate debt securities	160	(1)	334	(16)	494	(17)
Asset-backed securities	20	(1)	110	(4)	130	(5)

Total fixed income securities	1,450	(5)	449	(20)	1,899	(25)
Publicly traded equity securities	37	(2)	378	(40)	415	(42)

Total	$1,487	$(7)	$827	$(60)	$2,314	$(67)

July 25, 2009	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Fixed income securities:
Government securities	$1,850	$(5)	$—	$—	$1,850	$(5)
Government agency securities (1)	1,362	(2)	5	—	1,367	(2)
Corporate debt securities	123	(10)	613	(76)	736	(86)
Asset-backed securities	41	(11)	141	(23)	182	(34)

Total fixed income securities	3,376	(28)	759	(99)	4,135	(127)
Publicly traded equity securities	25	(3)	328	(86)	353	(89)

Total	$3,401	$(31)	$1,087	$(185)	$4,488	$(216)

For fixed income securities that have unrealized losses as of January 23, 2010, the Company has determined that (i) it does not have the intent to sell any of these investments, and (ii) it is not more likely than not that it will be required to sell any of these investments before recovery of the entire amortized cost basis. In addition, as of January 23, 2010, the Company anticipates that it will recover the entire amortized cost basis of such fixed income securities and has determined that no other-than-temporary impairments associated with credit losses were required to be recognized during the three and six months ended January 23, 2010.

The Company has evaluated its publicly traded equity securities as of January 23, 2010 and has determined that there were no unrealized losses that indicate an other-than-temporary impairment. This determination was based on several factors, which include the length of time and extent to which fair value has been less than the cost basis and the financial condition and near-term prospects of the issuer, and the Company’s intent and ability to hold the publicly traded equity securities for a period of time sufficient to allow for any anticipated recovery in market value.

(c) Maturities of Fixed Income Securities

The following table summarizes the maturities of the Company’s fixed income securities at January 23, 2010 (in millions):

	Amortized Cost	Fair Value
Less than 1 year	$22,766	$22,818
Due in 1 to 2 years	5,865	5,942
Due in 2 to 5 years	4,645	4,715
Due after 5 years	383	381

Total	$33,659	$33,856

Actual maturities may differ from the contractual maturities because borrowers may have the right to call or prepay certain obligations.

8.	Fair Value

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

(b) Assets and Liabilities Measured at Fair Value on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis as of January 23, 2010 and July 25, 2009 were as follows (in millions):

	January 23, 2010				July 25, 2009
	Fair Value Measurements				Fair Value Measurements
	Level 1	Level 2	Level 3	Total Balance	Level 1	Level 2	Level 3	Total Balance
Assets:
Money market funds	$2,844	$—	$—	$2,844	$4,514	$—	$—	$4,514
Government securities	—	19,165	—	19,165	—	10,345	—	10,345
Government agency securities(1)	—	13,587	—	13,587	—	16,455	—	16,455
Corporate debt securities	—	1,892	—	1,892	—	1,741	—	1,741
Asset-backed securities	—	—	174	174	—	—	223	223
Publicly traded equity securities	1,072	—	—	1,072	928	—	—	928
Derivative instruments and other assets (2)	—	55	14	69	—	109	4	113

Total	$3,916	$34,699	$188	$38,803	$5,442	$28,650	$227	$34,319

Liabilities:
Derivative liabilities	$—	$24	$—	$24	$—	$66	$—	$66

Total	$—	$24	$—	$24	$—	$66	$—	$66

(1)	Government agency securities as of January 23, 2010 and July 25, 2009 include bank-issued securities that are guaranteed by the Federal Deposit Insurance Corporation (FDIC).

Level 2 fixed income securities are priced using quoted market prices for similar instruments, nonbinding market prices that are corroborated by observable market data, or discounted cash flow techniques. The Company’s derivative instruments are primarily classified as Level 2, as they are not actively traded and are valued using pricing models that use observable market inputs. Level 3 assets include asset-backed securities, certain derivative instruments, and property held for sale, whose values are determined based on discounted cash flow models using inputs that the Company could not corroborate with market data.

The following tables present a reconciliation for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the six months ended January 23, 2010 and January 24, 2009 (in millions):

	Asset-Backed Securities	Derivative Instruments and Other Assets (2)	Total
Balance at July 25, 2009	$223	$4	$227

Total gains and losses (realized and unrealized):
Transfers in to Level 3	—	22	22
Included in other income (loss), net	(6)	—	(6)
Included in operating expenses	—	(12)	(12)
Included in other comprehensive income	29	—	29
Purchases, sales and maturities	(72)	—	(72)

Balance at January 23, 2010	$174	$14	$188

Losses attributable to assets still held as of January 23, 2010	$—	$(12)	$(12)

	Asset-Backed Securities	Derivative Instruments and Other Assets	Total
Balance at July 27, 2008	$—	$—	$—

Total gains and losses (realized and unrealized):
Transfers in to Level 3	618	—	618
Included in other income (loss), net	(20)	—	(20)
Included in other comprehensive income	(15)	—	(15)
Purchases, sales and maturities	(299)	—	(299)

Balance at January 24, 2009	$284	$—	$284

Losses attributable to assets still held as of January 24, 2009	$(7)	$—	$(7)

(2)	Derivative instruments and other assets as of January 23, 2010 include derivative assets and property held for sale.

(c) Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

The following table presents the Company’s financial instruments and non-financial assets that were measured at fair value on a nonrecurring basis and the losses recorded for the periods presented (in millions):

	FAIR VALUE MEASUREMENTS
	Net Carrying Value as of January 23, 2010	Level 1	Level 2	Level 3	Total Losses for the Three Months Ended January 23, 2010	Total Losses for the Six Months Ended January 23, 2010
Investments in privately held companies	$24	$—	$—	$24	$(4)	$(14)
Purchased intangible assets	$—	$—	$—	$—	(8)	(8)

Total losses for nonrecurring measurements					$(12)	$(22)

The following table presents the Company’s financial instruments that were measured at fair value on a nonrecurring basis and the losses recorded for the periods presented (in millions):

	FAIR VALUE MEASUREMENTS
	Net Carrying Value as of January 24, 2009	Level 1	Level 2	Level 3	Total Losses for the Three Months Ended January 24, 2009	Total Losses for the Six Months Ended January 24, 2009
Investments in privately held companies	$40	$—	$—	$40	$(30)	$(53)

The losses for the investments in privately held companies were recorded to other income (loss), net and the losses for purchased intangible assets were included in amortization of purchased intangible assets.

The assets in the preceding tables were measured at fair value due to events or circumstances the Company identified that significantly impacted the fair value of these assets during the periods presented. The Company measured the fair value for investments in privately held companies using financial metrics, comparison to other private and public companies, and analysis of the financial condition and near-term prospects of the issuer, including recent financing activities and their capital structure as well as other economic variables. These investments were classified as Level 3 assets because the Company used unobservable inputs to value them, reflecting the Company’s assessment of the assumptions market participants would use in pricing these investments due to the absence of quoted market prices and inherent lack of liquidity. The Company measured the fair value for these purchased intangible assets using discounted cash flow techniques, and these assets were classified as Level 3 assets because the Company used unobservable inputs to value them, reflecting the Company’s assessment of the assumptions market participants would use in valuing these purchased intangible assets.

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

9.	Borrowings

(a) Long-Term Debt

The following table summarizes the Company’s long-term debt (in millions, except percentages):

	January 23, 2010		July 25, 2009
	Amount	Effective Rate	Amount	Effective Rate
Senior notes:
5.25% fixed-rate notes, due 2011 (“2011 Notes”)	$3,000	3.12%	$3,000	3.12%
2.90% fixed-rate notes, due 2014 (“2014 Notes”)	500	3.11%	—	—
5.50% fixed-rate notes, due 2016 (“2016 Notes”)	3,000	4.34%	3,000	4.34%
4.95% fixed-rate notes, due 2019 (“2019 Notes”)	2,000	5.08%	2,000	5.08%
4.45% fixed-rate notes, due 2020 (“2020 Notes”)	2,500	4.50%	—	—
5.90% fixed-rate notes, due 2039 (“2039 Notes”)	2,000	6.11%	2,000	6.11%
5.50% fixed-rate notes, due 2040 (“2040 Notes”)	2,000	5.67%	—	—

Total senior notes	15,000		10,000
Other notes	1		2
Unaccreted discount	(75)		(21)
Hedge accounting adjustment of the carrying amount of the 2011 and 2016 Notes	268		314

Total	$15,194		$10,295

In November 2009, the Company issued senior unsecured notes in aggregate principal amount of $5.0 billion. Of these notes, $500 million will mature in 2014 and bear interest at a fixed rate of 2.90% per annum (the “2014 Notes”), $2.5 billion will mature in 2020 and bear interest at a fixed rate of 4.45% per annum (the “2020 Notes”), and $2.0 billion will mature in 2040 and bear interest at a fixed rate of 5.50% per annum (the “2040 Notes”).

The effective rates for the fixed-rate debt include the interest on the notes, the accretion of the discount, and adjustments related to hedging, if applicable. Based on market prices, the fair value of the Company’s long-term debt was $15.5 billion and $10.5 billion as of January 23, 2010 and July 25, 2009, respectively. Interest is payable semi-annually on each class of the senior notes. The notes are redeemable by the Company at any time, subject to a make-whole premium. The Company was in compliance with all debt covenants as of January 23, 2010.

Interest expense and cash paid for interest are summarized as follows (in millions):

	Three Months Ended		Six Months Ended
	January 23, 2010	January 24, 2009	January 23, 2010	January 24, 2009
Interest expense	$158	$63	$272	$127
Cash paid for interest	$36	$4	$305	$169

(b) Credit Facility

The Company has a credit agreement with certain institutional lenders providing for, as of February 16, 2010, a $3.0 billion unsecured revolving credit facility that is scheduled to expire on August 17, 2012.

Any advances under the credit agreement will accrue interest at rates that are equal to, based on certain conditions, either (i) the higher of the Federal Funds rate plus 0.50% or Bank of America’s “prime rate” as announced from time to time or (ii) the London Interbank Offered Rate (LIBOR) plus a margin that is based on the Company’s senior debt credit ratings as published by Standard & Poor’s Ratings Services and Moody’s Investors Service, Inc. The credit agreement requires that the Company comply with certain covenants including that it maintains an interest coverage ratio as defined in the agreement.

The Company may also, upon the agreement of either the then-existing lenders or additional lenders not currently parties to the agreement, increase the commitments under the credit facility by up to an additional $1.9 billion, as of February 16, 2010, and/or extend the expiration date of the credit facility up to August 15, 2014. As of January 23, 2010, the Company was in compliance with the required interest coverage ratio and the other covenants, and the Company had not borrowed any funds under the credit facility.

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

The fair values of the Company’s derivative instruments and the line items on the Consolidated Balance Sheets to which they were recorded are summarized as follows (in millions):

	DERIVATIVE ASSETS			DERIVATIVE LIABILITIES
	Balance Sheet Line Item	January 23, 2010	July 25, 2009	Balance Sheet Line Item	January 23, 2010	July 25, 2009
Derivatives designated as hedging instruments:
Foreign currency derivatives	Other current assets	$47	$87	Other current liabilities	$16	$36
Equity derivatives	Other current assets	—	—	Other current liabilities	1	—

Total		47	87		17	36

Derivatives not designated as hedging instruments:
Foreign currency derivatives	Other current assets	8	22	Other current liabilities	7	30
Equity derivatives	Other current assets	—	2	Other current liabilities	—	—
Equity derivatives	Other assets	2	2	Other long-term liabilities	—	—

Total		10	26		7	30

Total		$57	$113		$24	$66

The effect of the Company’s cash flow hedging instruments on other comprehensive income (OCI) and the Consolidated Statement of Operations is summarized as follows (in millions):

	GAINS (LOSSES) RECOGNIZED IN OCI ON DERIVATIVES (EFFECTIVE PORTION)		GAINS (LOSSES) RECLASSIFIED FROM AOCI INTO INCOME (EFFECTIVE PORTION)
Three Months Ended	January 23, 2010	January 24, 2009		January 23, 2010	January 24, 2009
Derivatives Designated as Cash Flow Hedging Instruments			Line Item in Statements of Operations
Foreign currency derivatives	$(35)	$(41)	Operating expenses	$13	$(28)
			Cost of sales-service	2	(4)
Interest rate derivatives	8	—	Interest expense	—	—

Total	$(27)	$(41)		$15	$(32)

	GAINS (LOSSES) RECOGNIZED IN OCI ON DERIVATIVES (EFFECTIVE PORTION)		GAINS (LOSSES) RECLASSIFIED FROM AOCI INTO INCOME (EFFECTIVE PORTION)
Six Months Ended	January 23, 2010	January 24, 2009		January 23, 2010	January 24, 2009
Derivatives Designated as Cash Flow Hedging Instruments			Line Item in Statements of Operations
Foreign currency derivatives	$9	$(190)	Operating expenses	$7	$(35)
			Cost of sales-service	1	(5)
Interest rate derivatives	23	—	Interest expense	—	—

Total	$32	$(190)		$8	$(40)

During the three and six months ended January 23, 2010 and January 24, 2009, the amounts recognized in earnings on derivative instruments related to the ineffective portion were not material, and the Company did not exclude any component of the changes in fair value of the derivative instruments from the assessment of hedge effectiveness.

The effect on the Consolidated Statement of Operations of derivative instruments designated as fair value hedges is summarized as follows (in millions):

		Gains (Losses) for the Three Months Ended		Gains (Losses) for the Six Months Ended
Derivatives Designated as Fair Value Hedging Instruments	Line Item in Statements of Operations	January 23, 2010	January 24, 2009	January 23, 2010	January 24, 2009
Equity derivatives	Other income (loss), net	$(1)	$—	$(1)	$16
Interest rate derivatives	Other income (loss), net	—	(2)	—	(7)

Total		$(1)	$(2)	$(1)	$9

The effect on the Consolidated Statement of Operations of derivative instruments not designated as hedges is summarized as follows (in millions):

		Gains (Losses) for the Three Months Ended		Gains (Losses) for the Six Months Ended
Derivatives not Designated as Hedging Instruments	Line Item in Statements of Operations	January 23, 2010	January 24, 2009	January 23, 2010	January 24, 2009
Foreign currency derivatives	Other income (loss), net	$(77)	$9	$49	$(114)
Equity derivatives	Operating expenses	5	(11)	18	(22)
Equity derivatives	Other income (loss), net	3	8	7	2

Total		$(69)	$6	$74	$(134)

As of January 23, 2010, the Company estimates that approximately $6 million of net derivative gains related to its cash flow hedges included in accumulated other comprehensive income (AOCI) will be reclassified into earnings within the next 12 months.

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

The Company enters into foreign exchange forward and option contracts to reduce the short-term effects of foreign currency fluctuations on assets and liabilities such as foreign currency receivables including long-term customer financings, investments, and payables, and these derivatives are not designated as hedging instruments. Gains and losses on the contracts are included in other income (loss), net, and offset foreign exchange gains and losses from the remeasurement of intercompany balances or other current assets, investments, or liabilities denominated in currencies other than the functional currency of the reporting entity.

During the six months ended January 23, 2010, the Company entered into foreign exchange forward and options contracts denominated in Norwegian kroner to hedge against a portion of the foreign currency exchange risk associated with the purchase consideration for the pending acquisition of Tandberg. These contracts were not designated as hedging instruments.

The Company hedges certain net investments in its foreign subsidiaries with forward contracts which generally have maturities of up to six months. The Company recognized a loss of $5 million in OCI for the effective portion of its net investment hedges for the six months ended January 23, 2010. The Company’s net investment hedges are not included in the preceding tables.

The notional amounts of the Company’s foreign currency derivatives are summarized as follows (in millions):

	January 23, 2010	July 25, 2009
Derivatives designated as cash flow hedging instruments	$2,035	$2,965
Derivatives designated as net investment hedging instruments	107	103
Derivatives not designated as hedging instruments	5,319	4,423

Total	$7,461	$7,491

(c) Interest Rate Risk

Interest Rate Derivatives, Investments

The Company’s primary objective for holding fixed income securities is to achieve an appropriate investment return consistent with preserving principal and managing risk. To realize these objectives, the Company may utilize interest rate swaps or other derivatives designated as fair value or cash flow hedges. As of January 23, 2010 and July 25, 2009, the Company did not have any outstanding interest rate derivatives related to its fixed income securities.

Interest Rate Derivatives, Long-Term Debt

During the three and six months ended January 23, 2010, the Company entered into $1.2 billion and $3.7 billion, respectively, of interest rate derivatives designated as cash flow hedges to hedge against interest rate movements in connection with the anticipated issuance of senior notes in November 2009. The effective portion of these hedges was recorded to AOCI, net of tax, and is being amortized to interest expense over the respective lives of the notes. These derivative instruments were settled in connection with the actual issuance of the senior notes in November 2009. See Note 8.

(d) Equity Price Risk

The Company may hold equity securities for strategic purposes or to diversify its overall investment portfolio. The publicly traded equity securities in the Company’s portfolio are subject to price risk. To manage its exposure to changes in the fair value of certain equity securities, the Company may enter into equity derivatives that are designated as fair value or cash flow hedges. As of January 23, 2010, the notional amount of equity derivatives designated as fair value hedges was $18 million. The changes in the value of the hedging instruments are included in other income (loss), net, and offset the change in the fair value of the underlying hedged investment. The Company did not have any equity derivatives outstanding as of July 25, 2009.

In addition, the Company periodically manages the risk of its investment portfolio by entering into equity derivatives that are not designated as accounting hedges. The changes in the fair value of these derivatives were also included in other income (loss), net. The Company is also exposed to variability in compensation charges related to certain deferred compensation obligations to employees. Although not designated as accounting hedges, the Company utilizes equity derivatives to economically hedge this exposure. As of January 23, 2010 and July 25, 2009, the notional amount of the derivative instruments used to hedge such liabilities was $155 million and $91 million, respectively.

(e) Credit-Risk-Related Contingent Features

Certain of the Company’s derivative instruments contain credit-risk-related contingent features, such as provisions that allow a counterparty to terminate a transaction if the Company’s debt rating falls below investment grade. These provisions did not affect the Company’s financial position as of January 23, 2010 and July 25, 2009, respectively.

11.	Commitments and Contingencies

(a) Operating Leases

The Company leases office space in several U.S. locations. Outside the United States, larger leased sites include sites in Australia, Belgium, China, France, Germany, India, Israel, Italy, Japan, and the United Kingdom. The Company also leases equipment and vehicles. Future minimum lease payments under all noncancelable operating leases with an initial term in excess of one year as of January 23, 2010 are as follows (in millions):

Fiscal Year	Amount
2010 (remaining six months)	$194
2011	284
2012	195
2013	143
2014	109
Thereafter	424

Total	$1,349

(b) Purchase Commitments with Contract Manufacturers and Suppliers

The Company purchases components from a variety of suppliers and uses several contract manufacturers to provide manufacturing services for its products. During the normal course of business, in order to manage manufacturing lead times and help ensure adequate component supply, the Company enters into agreements with contract manufacturers and suppliers that either allow them to procure inventory based upon criteria as defined by the Company or that establish the parameters defining the Company’s requirements. A significant portion of the Company’s reported purchase commitments arising from these agreements consists of firm, noncancelable, and unconditional commitments. In certain instances, these agreements allow the Company the option to cancel, reschedule, and adjust the Company’s requirements based on its business needs prior to firm orders being placed. As of January 23, 2010 and July 25, 2009, the Company had total purchase commitments for inventory of $3.3 billion and $2.2 billion, respectively.

The Company records a liability for firm, noncancelable, and unconditional purchase commitments for quantities in excess of its future demand forecasts consistent with the valuation of the Company’s excess and obsolete inventory. As of January 23, 2010 and July 25, 2009, the liability for these purchase commitments was $162 million and $175 million, respectively, and was included in other current liabilities.

(c) Other Commitments

In connection with the Company’s business combinations and asset purchases, the Company has agreed to pay certain additional amounts contingent upon the achievement of certain agreed-upon technology, development, product, or other milestones, or the continued employment with the Company of certain employees of acquired entities. See Note 3.

The Company also has certain funding commitments primarily related to its investments in privately held companies and venture funds, some of which are based on the achievement of certain agreed-upon milestones, and some of which are required to be funded on demand. The funding commitments were approximately $307 million and $313 million as of January 23, 2010 and July 25, 2009, respectively.

(d) Variable Interest Entities

In the ordinary course of business, the Company has investments in privately held companies and provides financing to certain customers. These privately held companies and customers may be considered to be variable interest entities. The Company has evaluated its investments in these privately held companies and its customer financings and has determined that there were no significant unconsolidated variable interest entities as of January 23, 2010.

(e) Product Warranties and Guarantees

The following table summarizes the activity related to the product warranty liability during the six months ended January 23, 2010 and January 24, 2009 (in millions):

	Six Months Ended
	January 23, 2010	January 24, 2009
Balance at beginning of period	$321	$399
Provision for warranties issued	219	194
Payments	(212)	(234)

Balance at end of period	$328	$359

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

The Company also provides financing guarantees, which are generally for various third-party financing arrangements to channel partners and other end-user customers. See Note 6. The Company’s other guarantee arrangements as of January 23, 2010 and July 25, 2009 that are subject to recognition and disclosure requirements were not material.

(f) Legal Proceedings

Brazilian authorities have investigated the Company’s Brazilian subsidiary and certain of its current and former employees, as well as a Brazilian importer of the Company’s products, and its affiliates and employees, relating to alleged evasion of import taxes and alleged improper transactions involving the subsidiary and the importer. Brazilian authorities have assessed claims against the Company’s Brazilian subsidiary based on a theory of joint liability with the Brazilian importer for import taxes and penalties. The claims are for calendar years 2003 through 2007 and aggregate to approximately $180 million for the alleged evasion of import taxes, $80 million for interest, and approximately $1.5 billion for various penalties, all determined using an exchange rate as of January 23, 2010. The Company has completed a thorough review of the matter and believes the asserted tax claims against it are without merit, and the Company intends to defend the claims vigorously. While the Company believes there is no legal basis for its alleged liability, due to the complexities and uncertainty surrounding the judicial process in Brazil, and the nature of the claims asserting joint liability with the importer, the Company is unable to determine the likelihood of an unfavorable outcome against it and is unable to reasonably estimate a range of loss, if any. The Company does not expect a final judicial determination for several years.

The Company has investigated the alleged improper transactions referred to above. The Company has proactively communicated with United States authorities to provide information and report on its findings and the United States authorities have investigated such allegations.

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

(a) Stock Repurchase Program

In September 2001, the Company’s Board of Directors authorized a stock repurchase program. As of January 23, 2010, the Company’s Board of Directors had authorized an aggregate repurchase of up to $72 billion of common stock under this program and the remaining authorized repurchase amount was $11.6 billion with no termination date. The stock repurchase activity under the stock repurchase program during the six months ended January 23, 2010 is summarized as follows (in millions, except per-share amounts):

Six Months Ended January 23, 2010	Shares Repurchased	Weighted- Average Price per Share	Amount Repurchased
Cumulative balance at July 25, 2009	2,802	$20.41	$57,179
Repurchase of common stock under the stock repurchase program	139	23.43	3,253

Cumulative balance at January 23, 2010	2,941	$20.55	$60,432

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

(b) Other Repurchases of Common Stock

For the six months ended January 23, 2010 and January 24, 2009, the Company repurchased approximately 3.1 million and 0.7 million shares, respectively, in settlement of employee tax withholding obligations due upon the vesting of restricted stock or stock units.

(c) Comprehensive Income

The components of comprehensive income are as follows (in millions):

	Three Months Ended		Six Months Ended
	January 23, 2010	January 24, 2009	January 23, 2010	January 24, 2009
Net income	$1,853	$1,504	$3,640	$3,705
Other comprehensive income:
Change in unrealized gains and losses on investments, net of tax benefit (expense) of $4 and $(26), for the three and six months ended January 23, 2010, respectively and $(8) and $94 for the corresponding periods of fiscal 2009	15	294	195	(178)
Change in derivative instruments, net of tax expense of $3 and $9, for the three and six months ended January 23, 2010, respectively	(46)	(9)	15	(151)
Change in cumulative translation adjustment and other	(79)	41	84	(434)

Comprehensive income	1,743	1,830	3,934	2,942
Comprehensive loss attributable to noncontrolling interests	4	6	10	31

Comprehensive income attributable to Cisco Systems, Inc.	$1,747	$1,836	$3,944	$2,973

The Company consolidates its investment in a venture fund managed by SOFTBANK Corp. and its affiliates (“SOFTBANK”) as the Company is the primary beneficiary. As a result, SOFTBANK’s interest in the change in the unrealized gains and losses on the investments in the venture fund is shown as comprehensive income attributable to noncontrolling interests.

The components of AOCI, net of tax, are summarized as follows (in millions):

	January 23, 2010	July 25, 2009
Net unrealized gains on investments	$343	$138
Net unrealized losses on derivative instruments	(6)	(21)
Cumulative translation adjustment and other	402	318

Total	$739	$435

13.	Employee Benefit Plans

(a) Employee Stock Purchase Plan

The Company has an Employee Stock Purchase Plan, which includes its subplan, the International Employee Stock Purchase Plan (together, the “Purchase Plan”), under which 471.4 million shares of the Company’s common stock had been reserved for issuance as of January 23, 2010. Effective July 1, 2009, eligible employees are offered shares through a 24-month offering period, which consists of four consecutive 6-month purchase periods. Employees may purchase a limited number of shares of the Company’s stock at a discount of up to 15% of the lesser of the market value at the beginning of the offering period or the end of each 6-month purchase period. Prior to July 1, 2009 the offering period was six months. The purchase plan is scheduled to terminate on January 3, 2020. For the six months ended both January 23, 2010 and January 24, 2009, the Company issued 14 million shares under the Purchase Plan. As of January 23, 2010, 169 million shares were available for issuance under the Purchase Plan.

(b) Employee Stock Incentive Plans

Stock Incentive Plan Program Description

As of January 23, 2010, the Company had five stock incentive plans: the 2005 Stock Incentive Plan (the “2005 Plan”); the 1996 Stock Incentive Plan (the “1996 Plan”); the 1997 Supplemental Stock Incentive Plan (the “Supplemental Plan”); the Cisco Systems, Inc. SA Acquisition Long-Term Incentive Plan (the “SA Acquisition Plan”); and the Cisco Systems, Inc. WebEx Acquisition Long-Term Incentive Plan (the “WebEx Acquisition Plan”). In addition, the Company has, in connection with the acquisitions of various companies, assumed the share-based awards granted under stock incentive plans of the acquired companies or issued share-based awards in replacement thereof. Share-based awards are designed to reward employees for their long-term contributions to the Company and provide incentives for them to remain with the Company. The number and frequency of share-based awards are based on competitive practices, operating results of the Company, government regulations, and other factors. Since the inception of the stock incentive plans, the Company has granted share-based awards to a significant percentage of its employees, and the majority has been granted to employees below the vice president level. The Company’s primary stock incentive plans are summarized as follows:

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

Prior to November 12, 2009, the number of shares available for issuance under the 2005 Plan was reduced by 2.5 shares for each share awarded as a stock grant or stock unit. Pursuant to an amendment approved by the Company’s shareholders on November 12, 2009, following that amendment the number of shares available for issuance under the 2005 Plan is reduced by 1.5 shares for each share awarded as a stock grant or a stock unit, and any shares underlying awards outstanding under the 1996 Plan, the SA Acquisition Plan, and the WebEx Acquisition Plan that expire unexercised at the end of their maximum terms become available for reissuance under the 2005 Plan. The 2005 Plan permits the granting of stock options, stock, stock units, and stock appreciation rights to employees (including employee directors and officers), consultants of the Company and its subsidiaries and affiliates, and non-employee directors of the Company. Stock options and stock appreciation rights granted under the 2005 Plan have an exercise price of at least 100% of the fair market value of the underlying stock on the grant date and prior to November 12, 2009, have an expiration date no later than nine years from the grant date. The expiration date for stock options and stock appreciation rights granted subsequent to the amendment approved on November 12, 2009 shall be no later than ten years from the grant date. The stock options will generally become exercisable for 20% or 25% of the option shares one year from the date of grant and then ratably over the following 48 or 36 months, respectively. Stock grants and stock units will generally vest with respect to 20% or 25% of the shares covered by the grant on each of the first through fifth or fourth anniversaries of the date of the grant, respectively. The Compensation and Management Development Committee of the Board of Directors has the discretion to use different vesting schedules. Stock appreciation rights may be awarded in combination with stock options or stock grants and such awards shall provide that the stock appreciation rights will not be exercisable unless the related stock options or stock grants are forfeited. Stock grants may be awarded in combination with non-statutory stock options, and such awards may provide that the stock grants will be forfeited in the event that the related non-statutory stock options are exercised.

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

General Share-Based Award Information

Stock Option Awards

A summary of the stock option activity is as follows (in millions, except per-share amounts):

	STOCK OPTIONS OUTSTANDING
	Number Outstanding	Weighted- Average Exercise Price per Share
BALANCE AT JULY 26, 2008	1,199	$27.83
Granted and assumed	14	19.01
Exercised	(33)	14.67
Canceled/forfeited/expired	(176)	49.79

BALANCE AT JULY 25, 2009	1,004	24.29
Granted and assumed	15	13.12
Exercised	(69)	17.53
Canceled/forfeited/expired	(119)	48.52

BALANCE AT JANUARY 23, 2010	831	$21.18

The following table summarizes significant ranges of outstanding and exercisable stock options as of January 23, 2010 (in millions, except years and share prices):

	STOCK OPTIONS OUTSTANDING				STOCK OPTIONS EXERCISABLE
Range of Exercise Prices	Number Outstanding	Weighted- Average Remaining Contractual Life (in Years)	Weighted- Average Exercise Price per Share	Aggregate Intrinsic Value	Number Exercisable	Weighted- Average Exercise Price per Share	Aggregate Intrinsic Value
$ 0.01 – 15.00	78	2.85	$10.70	$957	71	$11.01	$827
15.01 – 18.00	159	3.54	17.30	900	138	17.23	794
18.01 – 20.00	217	3.15	19.23	803	208	19.23	774
20.01 – 25.00	209	4.62	22.45	130	148	22.34	110
25.01 – 35.00	167	6.39	30.54	—	81	30.34	—
35.01 – 68.56	1	0.69	54.59	—	1	54.59	—

Total	831	4.21	$21.18	$2,790	647	$20.16	$2,505

The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based on the Company’s closing stock price of $22.97 as of January 22, 2010, which would have been received by the option holders had those option holders exercised their stock options as of that date. The total number of in-the-money stock options exercisable as of January 23, 2010 was 472 million. As of July 25, 2009, 768 million outstanding stock options were exercisable and the weighted-average exercise price was $24.16.

Restricted Stock and Stock Unit Awards

A summary of the restricted stock and stock unit activity is as follows (in millions, except per-share amounts):

	Restricted Stock/Stock Units	Weighted- Average Grant Date Price per Share	Aggregated Fair Market Value
BALANCE AT JULY 26, 2008	10	$24.27
Granted and assumed	57	20.90
Vested	(4)	23.56	$69
Canceled/forfeited	(1)	22.76

BALANCE AT JULY 25, 2009	62	$21.25
Granted and assumed	46	23.24
Vested	(9)	23.09	$212
Canceled/forfeited	(2)	22.89

BALANCE AT JANUARY 23, 2010	97	$21.99

Share-Based Awards Available for Grant

A summary of share-based awards available for grant are as follows (in millions):

Share- Based Awards Available for Grant
BALANCE AT JULY 26, 2008	362
Options granted and assumed	(14)
Restricted stock, stock units, and other share-based awards granted and assumed	(140)
Share-based awards canceled/forfeited	38
Additional shares reserved	7

BALANCE AT JULY 25, 2009	253
Options granted and assumed	(15)
Restricted stock, stock units, and other share-based awards granted and assumed	(68)
Share-based awards canceled/forfeited/expired	109
Additional shares reserved	14

BALANCE AT JANUARY 23, 2010	293

As reflected in the preceding table, for each share awarded as restricted stock or subject to a restricted stock unit award under the 2005 Plan, beginning November 15, 2007 and prior to November 12, 2009, an equivalent of 2.5 shares was deducted from the available share-based award balance. Effective as of November 12, 2009, the equivalent number of shares was revised to 1.5 shares for each share awarded as restricted stock or subject to a restricted stock unit award under the 2005 Plan beginning on this date.

Expense and Valuation Information for Share-Based Awards

Share-Based Compensation Expense

Share-based compensation expense consists primarily of expenses for stock options, stock purchase rights, restricted stock, and restricted stock units granted to employees and share-based compensation related to acquisitions or investments. The following table summarizes share-based compensation expense (in millions):

	Three Months Ended		Six Months Ended
	January 23, 2010	January 24, 2009	January 23, 2010	January 24, 2009
Cost of sales – product	$15	$10	$27	$21
Cost of sales – service	41	32	74	63

Share-based compensation expense in cost of sales	56	42	101	84

Research and development	110	95	207	189
Sales and marketing	129	105	242	218
General and administrative	76	56	142	111

Share-based compensation expense in operating expenses	315	256	591	518

Total share-based compensation expense	$371	$298	$692	$602

Share-based compensation expense related to acquisitions included above	$26	$22	$54	$44

As of January 23, 2010, the total compensation cost related to unvested share-based awards not yet recognized was $4.0 billion, which is expected to be recognized over approximately 2.8 years on a weighted-average basis. The income tax benefit for share-based compensation expense was $100 million and $185 million for the three and six months ended January 23, 2010, respectively, and $78 million and $160 million for the three and six months ended January 24, 2009, respectively.

Valuation of Share-Based Awards

The valuation of employee stock options is summarized as follows:

	Six Months Ended
	January 23, 2010	January 24, 2009
Number of options granted (in millions)	4	5
Weighted-average assumptions:
Expected volatility	30.5%	37.6%
Risk-free interest rate	2.3%	2.9%
Expected dividend	0.0%	0.0%
Kurtosis	4.1	4.6
Skewness	0.20	(0.28)
Weighted-average expected life (in years)	5.1	5.9
Weighted-average estimated grant date fair value (per option share)	$6.50	$6.85

The Company estimates the fair value of employee stock options on the date of grant using a lattice-binomial option-pricing model and measures the fair value of restricted stock and restricted stock units as if the awards were vested and issued on the grant date.

The determination of the fair value of employee stock options on the date of grant using the lattice-binomial model is impacted by the Company’s stock price as well as assumptions regarding a number of highly complex and subjective variables. The weighted-average assumptions were determined as follows:

•	For employee stock options, the Company used the implied volatility for two-year traded options on the Company’s stock as the expected volatility assumption required in the lattice-binomial model.

•	The risk-free interest rate assumption is based upon observed interest rates appropriate for the term of the Company’s employee stock options.

•	The dividend yield assumption is based on the history and expectation of dividend payouts.

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

14.	Income Taxes

The following table provides details of income taxes (in millions, except percentages):

	Three Months Ended		Six Months Ended
	January 23, 2010	January 24, 2009	January 23, 2010	January 24, 2009
Effective tax rate	21.3%	19.5%	20.8%	17.2%
Cash paid for income taxes	$489	$133	$1,138	$593

During the six months ended January 24, 2009, the Tax Extenders and Alternative Minimum Tax Relief Act of 2008 reinstated the U.S. federal R&D tax credit, retroactive to January 1, 2008. As a result, the effective tax rate for the six months ended January 24, 2009 reflected a $106 million tax benefit related to fiscal 2008 R&D expenses. The U.S. federal R&D tax credit expired on December 31, 2009.

In the fourth quarter of fiscal 2009, the U.S. Court of Appeals for the Ninth Circuit overturned a 2005 U.S. Tax Court ruling in Xilinx, Inc. v. Commissioner. The decision impacted the tax treatment of share-based compensation expenses for the purpose of determining intangible development costs under a company’s research and development cost sharing arrangement. While the Company was not a named party to the case, the decision resulted in the Company reducing, in the fourth quarter of 2009, tax benefits previously recognized in its financial statements, which included a tax charge of $174 million in the provision for income taxes and a decrease in additional paid-in capital for $550 million. On January 13, 2010, the U.S. Court of Appeals for the Ninth Circuit withdrew its decision in Xilinx, Inc. v. Commissioner without providing guidance on how it will ultimately rule on the matter. As a result of the uncertainty, the Company did not adjust its tax benefits recognized in its financial statements during the three months ended January 23, 2010. While the Company is unable to determine the outcome of the case, it is reasonably possible that the reduction in tax benefits recorded in the fourth quarter of fiscal 2009 may be reversed within the next 12 months.

As of January 23, 2010, the Company had $2.9 billion of unrecognized tax benefits, of which $2.3 billion, if recognized, would favorably impact the effective tax rate. With regard to the treatment of share-based compensation expenses discussed above, the Company believes it is reasonably possible that approximately $200 million of unrecognized tax benefits may be recognized within the next 12 months.

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

Summarized financial information by theater for the three and six months ended January 23, 2010 and January 24, 2009, based on the Company’s internal management system and as utilized by the Company’s Chief Operating Decision Maker (CODM), is as follows (in millions):

	Three Months Ended		Six Months Ended
	January 23, 2010	January 24, 2009	January 23, 2010	January 24, 2009
Net sales:
United States and Canada (1)	$5,324	$4,736	$10,314	$10,285
European Markets	1,939	2,008	3,761	4,161
Emerging Markets	1,104	1,089	1,967	2,318
Asia Pacific	1,075	923	2,034	1,945
Japan	373	333	760	711

Total	$9,815	$9,089	$18,836	$19,420

Gross margin (2):
United States and Canada	$3,446	$3,027	$6,744	$6,706
European Markets	1,319	1,345	2,563	2,760
Emerging Markets	727	648	1,269	1,428
Asia Pacific	679	571	1,291	1,220
Japan	271	228	552	482

Theater total	6,442	5,819	12,419	12,596
Unallocated corporate items (3)	(110)	(96)	(199)	(192)

Total	$6,332	$5,723	$12,220	$12,404

(1)

Net sales in the United States were $5.0 billion and $4.5 billion for the three months ended January 23, 2010 and January 24, 2009, respectively. Net sales in the United States were $9.7 billion for the six months ended both January 23, 2010 and January 24, 2009.

(2)	Certain reclassifications have been made to prior period amounts to conform to the current period’s presentation.

(3)	The unallocated corporate items include the effects of amortization of acquisition-related intangible assets and share-based compensation expense.

(b) Net Sales for Groups of Similar Products and Services

The following table presents net sales for groups of similar products and services (in millions):

	Three Months Ended		Six Months Ended
	January 23, 2010	January 24, 2009	January 23, 2010	January 24, 2009
Net sales (1):
Routers	$1,559	$1,526	$3,133	$3,425
Switches	3,432	3,041	6,304	6,672
Advanced technologies	2,381	2,365	4,654	5,031
Other	604	415	1,085	854

Product	7,976	7,347	15,176	15,982
Service	1,839	1,742	3,660	3,438

Total	$9,815	$9,089	$18,836	$19,420

(1)	Certain reclassifications have been made to prior period amounts to conform to the current period’s presentation.

The Company refers to some of its products and technologies as advanced technologies. As of January 23, 2010, the Company had identified the following advanced technologies for particular focus: application networking services, home networking, security, storage area networking, unified communications, video systems, and wireless technology. The Company continues to identify additional advanced technologies for focus and investment in the future. The Company’s investments in some previously identified advanced technologies may be curtailed or eliminated depending on market developments.

(c) Other Segment Information

The majority of the Company’s assets, excluding cash and cash equivalents and investments, as of January 23, 2010 and July 25, 2009 were attributable to its U.S. operations. The Company’s total cash and cash equivalents and investments held outside of the United States in various foreign subsidiaries as of January 23, 2010 was $30.8 billion, and the remaining $8.8 billion was held in the United States. For the three and six months ended January 23, 2010 and January 24, 2009, no single customer accounted for 10% or more of the Company’s net sales.

Property and equipment information is based on the physical location of the assets. The following table presents property and equipment information for geographic areas (in millions):

	January 23, 2010	July 25, 2009
Property and equipment, net:
United States	$3,255	$3,330
International	703	713

Total	$3,958	$4,043

16.	Net Income per Share

The following table presents the calculation of basic and diluted net income per share (in millions, except per-share amounts):

	Three Months Ended		Six Months Ended
	January 23, 2010	January 24, 2009	January 23, 2010	January 24, 2009
Net income	$1,853	$1,504	$3,640	$3,705

Weighted-average shares—basic	5,741	5,848	5,754	5,865
Effect of dilutive potential common shares	121	16	112	36

Weighted-average shares—diluted	5,862	5,864	5,866	5,901

Net income per share—basic	$0.32	$0.26	$0.63	$0.63

Net income per share—diluted	$0.32	$0.26	$0.62	$0.63

Antidilutive employee share-based awards, excluded	347	963	396	823

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

Overview

In the second quarter of fiscal 2010, our results reflected an 8% increase in net sales compared with the second quarter of fiscal 2009. The results for the second quarter of fiscal 2010 represent the third consecutive quarter of positive sequential revenue growth and the first quarter of positive year-over-year revenue growth since the first quarter of fiscal 2009. Net income in the second quarter of fiscal 2010 increased by 23% compared with the second quarter of fiscal 2009, while for the first six months of fiscal 2010, net income decreased by 2% compared with the first six months of fiscal 2009. In the second quarter of fiscal 2010, net income per diluted share increased by 23% compared with the second quarter of fiscal 2009, primarily due to higher revenue and a higher gross margin percentage.

Strategy and Focus Areas

Our strategy centers on the increasing role of intelligent networks, collaboration and Web 2.0 technologies, the United States and selected emerging countries, the network as the platform, and resource management and realignment. Consistent with our strategy during the recent economic downturn, we will continue to seek to expand our share of our customers’ information technology spending. We will endeavor to achieve this objective by focusing on our core networking capabilities while continuing to expand into product markets similar, related, or adjacent to those in which we currently are active, which we refer to as market adjacencies. We have continued our focus on our core networking capabilities and have expanded our movement into market adjacencies primarily through the realignment of resources, while simultaneously reducing our operating expenses as a percentage of revenue.

We refer to the evolutionary process by which adjacencies arise as market transitions. Specifically, we believe the key market transitions currently taking place in our industry pertain to virtualization, video, and collaboration. Virtualization is the process of aggregating the current siloed data center resources into unified, shared resource pools that can be dynamically delivered to applications on demand thus providing the ability to move content and applications between devices and the network. Due to changing technology trends such as the increasing adoption of virtualization and the rise in scalable processing, a significant market transition appears to be under way in the enterprise data center market. We believe the market is at an inflection point, as awareness grows that intelligent networks are becoming the platform for productivity improvement and global competitiveness. We further believe that disruption in the enterprise data center market will accelerate in the next several months. This market transition is being brought about through the convergence of networking, computing, storage, and software technologies. We are seeking to capitalize on this market transition through, among other things, our Cisco Unified Computing System and Cisco Nexus product families, which are designed to integrate the previously siloed technologies in the enterprise data center with a unified architecture.

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

Other market transitions on which we are focusing attention include those related to the increased role of video and collaboration across our customer markets. The key market transitions relative to the convergence of video and collaboration which we believe will drive productivity and growth in network loads, appear to be evolving even faster than we had anticipated earlier this year. Cisco TelePresence systems are one example of our product offerings that have incorporated video and collaboration as customers evolve their communications and business models. We will continue to focus on enhancing multiproduct and multivendor interoperability to encourage faster customer adoption.

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

Revenue

For the second quarter of fiscal 2010, our total revenue increased by 8% year over year, which included revenue increases in four of our geographic theaters, and a revenue decline in our European Markets theater. The results for the second quarter of fiscal 2010 reflect what we believe to be an improving economic environment across all of our geographic theaters. For our European Markets theater, despite the year-over-year decline in sales in this theater in the second quarter of fiscal 2010, we experienced sequential revenue growth in this theater. From a customer market perspective during the second quarter of fiscal 2010, we saw an improved environment for capital expenditures across our enterprise, commercial, and service provider markets. Our net product sales increased year over year across all of our categories of similar products in the second quarter of fiscal 2010, while our net product sales for the first six months of fiscal 2010 declined across almost all categories, except for sales of our products under the category of other, which reflected positive year-over-year revenue growth. The year-over-year revenue increase in the other category was driven primarily by sales of Flip video cameras from our acquisition of Pure Digital Technologies, Inc. (“Pure Digital”), which we acquired in the fourth quarter of fiscal 2009. In the second quarter and first six months of fiscal 2010, our revenue from routing products increased by 2% and decreased by 9%, respectively, compared with the corresponding periods of fiscal 2009. In the second quarter and first six months of fiscal 2010, our revenue from switching products increased by 13% and decreased by 6%, respectively, compared with the corresponding periods of fiscal 2009. Sales of our advanced technologies for the second quarter of fiscal 2010 were up 1% year over year, and decreased by 7% year over year for the first six months of fiscal 2010.

Gross Margin

In the second quarter and first six months of fiscal 2010, our gross margin percentage increased by approximately 1.5 and 1.0 percentage points, respectively, compared with the corresponding periods of fiscal 2009. The increase in gross margin percentage for the second quarter of fiscal 2010 was a result of higher product gross margin as our service gross margin percentage was relatively flat year over year. The year-over-year increase in the product gross margin percentage during the second quarter of fiscal 2010 was primarily due to lower overall manufacturing costs, favorable product mix and higher shipment volume offset by unfavorable impacts attributable to sales discounts, rebates and product pricing.

Operating Expenses

For the second quarter of fiscal 2010, operating expenses were relatively flat in absolute dollars compared with the second quarter of fiscal 2009, but decreased as a percentage of revenue. Operating expenses for the first six months of fiscal 2010 decreased, both in absolute dollars and as a percentage of revenue, compared with the corresponding period of fiscal 2009, primarily due to lower discretionary expenses, lower headcount-related expenses, and lower acquisition-related compensation expenses.

Other Key Financial Measures

In any rapidly shifting supply and demand environment such as the one we are currently experiencing, shifts in lead times, inventory levels, purchase commitments, and manufacturing outputs will occur. For the second quarter of fiscal 2010, we experienced a higher percentage of our total quarterly shipments in our January month compared with the same month in previous second quarters, which resulted in an increase to our accounts receivable and days sales outstanding in accounts receivable (“DSO”). Similar to the first quarter of fiscal 2010, we experienced longer than normal lead times on several of our products. This was attributable in part to increasing demand driven by the improvement in our overall markets, and similar to what is happening in the industry, the longer than normal lead time extensions also stemmed from supplier constraints based upon their labor and other actions taken during the global economic downturn. While we may continue to experience longer than normal lead times, our lead times improved throughout the second quarter of fiscal 2010. If lead times for key components lengthen further as the economic environment continues to improve, our operating results for a particular future period could be adversely affected.

The following is a summary of our other financial measures for the second quarter and first six months of fiscal 2010:

•

We generated cash flows from operations of $2.5 billion and $4.0 billion during the second quarter and first six months of fiscal 2010, respectively. Our cash and cash equivalents, together with our investments, were $39.6 billion at the end of the second quarter of fiscal 2010, compared with $35.0 billion at the end of fiscal 2009. The balance at the end of the second quarter of fiscal 2010 reflects our issuance of senior notes in November 2009, for an aggregate principal amount of $5.0 billion.

•	Our deferred revenue at the end of the second quarter of fiscal 2010 was $9.7 billion, compared with $9.4 billion at the end of fiscal 2009.

•

We repurchased 63 million shares of our common stock under our stock repurchase program for $1.5 billion during the second quarter of fiscal 2010 and 139 million shares of our common stock for $3.3 billion for the first six months of fiscal 2010. As of end of the second quarter of fiscal 2010, the remaining authorized repurchase amount under this program was $11.6 billion with no termination date.

•	DSO at the end of the second quarter of fiscal 2010 was 39 days, compared with 34 days at the end of fiscal 2009.

•

Our inventory balance was $1.2 billion at the end of the second quarter of fiscal 2010, compared with $1.1 billion at the end of fiscal 2009. Annualized inventory turns were 12.1 in the second quarter of fiscal 2010 and were 11.7 in the fourth quarter of fiscal 2009.

•	Our purchase commitments with contract manufacturers and suppliers were $3.3 billion at the end of the second quarter of fiscal 2010, compared with $2.2 billion at the end of fiscal 2009.

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

In October 2009, the FASB amended the accounting standards for revenue recognition to remove tangible products containing software components and nonsoftware components that function together to deliver the product’s essential functionality from the scope of industry-specific software revenue recognition guidance. In October 2009, the FASB also amended the accounting standards for multiple deliverable revenue arrangements to:

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

Revenue deferrals relate to the timing of revenue recognition for specific transactions based on financing arrangements, service, support, and other factors. Financing arrangements may include sales-type, direct-financing, and operating leases, loans, and guarantees of third-party financing. Our total deferred revenue for products was $3.3 billion and $2.9 billion as of January 23, 2010 and July 25, 2009, respectively. Technical support services revenue is deferred and recognized ratably over the period during which the services are to be performed, which typically is from one to three years. Advanced services revenue is recognized upon delivery or completion of performance. Our total deferred revenue for services was $6.3 billion and $6.5 billion as of January 23, 2010 and July 25, 2009, respectively.

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

Allowances for Receivables and Sales Returns

The allowances for receivables were as follows (in millions, except percentages):

	January 23, 2010	July 25, 2009
Allowance for doubtful accounts	$240	$216
Percentage of gross accounts receivable	5.4%	6.4%
Allowance for lease receivables	$208	$213
Percentage of gross lease receivables	9.6%	10.7%
Allowance for loan receivables	$116	$88
Percentage of gross loan receivables	9.6%	10.2%

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

A reserve for future sales returns is established based on historical trends in product return rates. The reserve for future sales returns as of January 23, 2010 and July 25, 2009 was $68 million and $75 million, respectively, and was recorded as a reduction of our accounts receivable. If the actual future returns were to deviate from the historical data on which the reserve had been established, our revenue could be adversely affected.

Inventory Valuation and Liability for Purchase Commitments with Contract Manufacturers and Suppliers

Our inventory balance was $1.2 billion and $1.1 billion as of January 23, 2010 and July 25, 2009, respectively. Inventory is written down based on excess and obsolete inventories determined primarily by future demand forecasts. Inventory write-downs are measured as the difference between the cost of the inventory and market, based upon assumptions about future demand, and are charged to the provision for inventory, which is a component of our cost of sales. At the point of the loss recognition, a new, lower cost basis for that inventory is established, and subsequent changes in facts and circumstances do not result in the restoration or increase in that newly established cost basis.

We record a liability for firm, noncancelable, and unconditional purchase commitments with contract manufacturers and suppliers for quantities in excess of our future demand forecasts consistent with the valuation of our excess and obsolete inventory. As of January 23, 2010, the liability for these purchase commitments was $162 million, compared with $175 million as of July 25, 2009, and was included in other current liabilities.

Our provision for inventory was $36 million and $25 million for the first six months of fiscal 2010 and 2009, respectively. The provision for the liability related to purchase commitments with contract manufacturers and suppliers was $11 million and $79 million for the first six months of fiscal 2010 and 2009, respectively. If there were to be a sudden and significant decrease in demand for our products, or if there were a higher incidence of inventory obsolescence because of rapidly changing technology and customer requirements, we could be required to increase our inventory write-downs and our liability for purchase commitments with contract manufacturers and suppliers and gross margin could be adversely affected. Inventory and supply chain management remain areas of focus as we balance the need to maintain supply chain flexibility to help ensure competitive lead times with the risk of inventory obsolescence.

Warranty Costs

The liability for product warranties, included in other current liabilities, was $328 million as of January 23, 2010, compared with $321 million as of July 25, 2009. See Note 11 to the Consolidated Financial Statements. Our products are generally covered by a warranty for periods ranging from 90 days to five years, and for some products we provide a limited lifetime warranty. We accrue for warranty costs as part of our cost of sales based on associated material costs, technical support labor costs, and associated overhead. Material cost is estimated based primarily upon historical trends in the volume of product returns within the warranty period and the cost to repair or replace the equipment. Technical support labor cost is estimated based primarily upon historical trends in the rate of customer cases and the cost to support the customer cases within the warranty period. Overhead cost is applied based on estimated time to support warranty activities.

The provision for product warranties issued during the first six months of fiscal 2010 and 2009 was $219 million and $194 million, respectively. If we experience an increase in warranty claims compared with our historical experience, or if the cost of servicing warranty claims is greater than expected, our gross margin could be adversely affected.

Share-Based Compensation Expense

Total share-based compensation expense for the six months ended January 23, 2010 and January 24, 2009 was $692 million and $602 million, respectively. The determination of fair value of share-based payment awards on the date of grant using an option-pricing model is affected by our stock price as well as assumptions regarding a number of highly complex and subjective variables. For employee stock options and employee stock purchase rights, these variables include, but are not limited to, the expected stock price volatility over the term of the awards, risk-free interest rate, and expected dividends. For employee stock options, we used the implied volatility for two-year traded options on our stock as the expected volatility assumption required in the lattice-binomial model. For employee stock purchase rights, we used the implied volatility for traded options (with lives corresponding to the expected life of the employee stock purchase rights) on our stock. The selection of the implied volatility approach was based upon the availability of actively traded options on our stock and our assessment that implied volatility is more representative of future stock price trends than historical volatility. The valuation of employee stock options is also impacted by kurtosis and skewness, which are technical measures of the distribution of stock price returns, and the actual and projected employee stock option exercise behaviors.

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

Fair Value Measurements of Investments

Our fixed income and publicly traded equity securities, collectively, are reflected in the Consolidated Balance Sheets at a fair value of $34.9 billion as of January 23, 2010, compared with $29.3 billion as of July 25, 2009. Our fixed income investment portfolio consists primarily of high-quality investment grade securities and as of January 23, 2010 had a weighted-average credit rating exceeding AA. See Note 7 to the Consolidated Financial Statements.

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

The inputs and fair value are reviewed for reasonableness, may be further validated by comparison to publicly available information and could be adjusted based on market indices or other information that management deems material to their estimate of fair value. In the current market environment, the assessment of fair value can be difficult and subjective. However, given the relative reliability of the inputs we use to value our investment portfolio, and because substantially all of our valuation inputs are obtained using quoted market prices for similar or identical assets, we do not believe that the nature of estimates and assumptions affected by levels of subjectivity and judgment was material to the valuation of the investment portfolio as of January 23, 2010. Level 3 assets do not represent a significant portion of our total investment portfolio as of January 23, 2010.

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

There were no impairment charges on investments in fixed income securities and publicly traded equity securities that were recognized in earnings in the first six months of fiscal 2010, while such impairment charges for the first six months of 2009 were $237 million. Our ongoing consideration of all the factors described above could result in additional impairment charges in the future, which could adversely affect our net income.

We also have investments in privately held companies, some of which are in the startup or development stages. As of January 23, 2010, our investments in privately held companies were $769 million, compared with $709 million as of July 25, 2009, and were included in other assets. See Note 5 to the Consolidated Financial Statements. We monitor these investments for events or circumstances indicative of potential impairment and will make appropriate reductions in carrying values if we determine that an impairment charge is required, based primarily on the financial condition and near-term prospects of these companies. These investments are inherently risky because the markets for the technologies or products these companies are developing are typically in the early stages and may never materialize. Our impairment charges on investments in privately held companies were $14 million and $53 million during the first six months of fiscal 2010 and 2009, respectively.

Goodwill Impairments

Our methodology for allocating the purchase price relating to purchase acquisitions is determined through established valuation techniques. Goodwill is measured as a residual as of the acquisition date which, in most cases, results in measuring goodwill as an excess of the purchase consideration transferred plus the fair value of any noncontrolling interest in the acquiree over the fair value of net assets acquired, including any contingent consideration. We perform goodwill impairment tests on an annual basis in the fourth fiscal quarter and between annual tests in certain circumstances for each reporting unit. Effective in fiscal 2010, the assessment of fair value for goodwill and other long-lived intangible assets is based on factors that market participants would use in an orderly transaction in accordance with the new accounting guidance for the fair value measurement of nonfinancial assets.

The goodwill recorded in the Consolidated Balance Sheets as of January 23, 2010 and July 25, 2009 was $14.4 billion and $12.9 billion, respectively. In response to changes in industry and market conditions, we could be required to strategically realign our resources and consider restructuring, disposing of, or otherwise exiting businesses, which could result in an impairment of goodwill. There was no impairment of goodwill in the first six months of fiscal 2010 and 2009, respectively.

Income Taxes

We are subject to income taxes in the United States and numerous foreign jurisdictions. Our effective tax rates differ from the statutory rate primarily due to the tax impact of state taxes, foreign operations, research and development (R&D) tax credits, tax audit settlements, nondeductible compensation, international realignments, and transfer pricing adjustments. Our effective tax rate was 21.3% and 19.5% in the second quarter of fiscal 2010 and fiscal 2009, respectively. The effective tax rate was 20.8% and 17.2% for the first six months of fiscal 2010 and 2009, respectively.

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

Net Sales

The following table presents the breakdown of net sales between product and service revenue (in millions, except percentages):

	Three Months Ended				Six Months Ended
	January 23, 2010	January 24, 2009	Variance in Dollars	Variance in Percent	January 23, 2010	January 24, 2009	Variance in Dollars	Variance in Percent
Net sales:
Product	$7,976	$7,347	$629	8.6%	$15,176	$15,982	$(806)	(5.0)%
Service	1,839	1,742	97	5.6%	3,660	3,438	222	6.5%

Total	$9,815	$9,089	$726	8.0%	$18,836	$19,420	$(584)	(3.0)%

We manage our business primarily on a geographic basis, organized into five geographic theaters. Our net sales, which include product and service revenue, for each theater are summarized in the following table (in millions, except percentages):

	Three Months Ended				Six Months Ended
	January 23, 2010	January 24, 2009	Variance in Dollars	Variance in Percent	January 23, 2010	January 24, 2009	Variance in Dollars	Variance in Percent
Net sales:
United States and Canada	$5,324	$4,736	$588	12.4%	$10,314	$10,285	$29	0.3%
Percentage of net sales	54.2%	52.0%			54.8%	53.0%
European Markets	1,939	2,008	(69)	(3.4)%	3,761	4,161	(400)	(9.6)%
Percentage of net sales	19.8%	22.1%			20.0%	21.4%
Emerging Markets	1,104	1,089	15	1.4%	1,967	2,318	(351)	(15.1)%
Percentage of net sales	11.2%	12.0%			10.4%	11.9%
Asia Pacific	1,075	923	152	16.5%	2,034	1,945	89	4.6%
Percentage of net sales	11.0%	10.2%			10.8%	10.0%
Japan	373	333	40	12.0%	760	711	49	6.9%
Percentage of net sales	3.8%	3.7%			4.0%	3.7%

Total	$9,815	$9,089	$726	8.0%	$18,836	$19,420	$(584)	(3.0)%

For the second quarter of fiscal 2010, net sales increased across four of our geographic theaters compared with the second quarter of fiscal 2009. The increased sales represent a recovery from the market weakness we experienced for most of fiscal 2009. As the economic downturn began with weakness in the United States and was then followed by downturns in the other geographic theaters, the increased sales during the second quarter of fiscal 2010 were led by increases in the United States and Canada theater, with the Asia Pacific theater also showing strong year-over-year growth.

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

In addition to the impact of macroeconomic factors, net sales by theater in a particular period may be significantly impacted by several factors related to revenue recognition, including the complexity of transactions such as multiple element arrangements; the mix of financings provided to our channel partners and customers; and final acceptance of the product, system, or solution, among other factors. In addition, certain customers tend to make large and sporadic purchases and the net sales related to these transactions may also be affected by the timing of revenue recognition.

Net Product Sales by Theater

The following table presents the breakdown of net product sales by theater (in millions, except percentages):

	Three Months Ended				Six Months Ended
	January 23, 2010	January 24, 2009	Variance in Dollars	Variance in Percent	January 23, 2010	January 24, 2009	Variance in Dollars	Variance in Percent
Net product sales:
United States and Canada	$4,156	$3,632	$524	14.4%	$7,988	$8,079	$(91)	(1.1)%
Percentage of net product sales	52.1%	49.5%			52.6%	50.5%
European Markets	1,649	1,730	(81)	(4.7)%	3,181	3,609	(428)	(11.9)%
Percentage of net product sales	20.7%	23.5%			21.0%	22.6%
Emerging Markets	950	930	20	2.2%	1,658	2,022	(364)	(18.0)%
Percentage of net product sales	11.9%	12.7%			10.9%	12.7%
Asia Pacific	919	789	130	16.5%	1,731	1,685	46	2.7%
Percentage of net product sales	11.5%	10.7%			11.4%	10.5%
Japan	302	266	36	13.5%	618	587	31	5.3%
Percentage of net product sales	3.8%	3.6%			4.1%	3.7%

Total	$7,976	$7,347	$629	8.6%	$15,176	$15,982	$(806)	(5.0)%

United States and Canada

Net product sales in the United States and Canada theater during the second quarter of fiscal 2010 increased compared with the corresponding period of fiscal 2009, due to an improvement in the economic environment in this theater. In the enterprise and commercial markets our net product sales increased in this theater in the second quarter of fiscal 2010, compared with the corresponding period of fiscal 2009, while net product sales were relatively flat in the first six months of fiscal 2010 compared with the corresponding period of fiscal 2009. Within the enterprise market, net product sales to the U.S. federal government increased on a year-over-year basis for both the second quarter and first six months of fiscal 2010. For the first six months of fiscal 2010, we experienced decreased sales to the service provider market in this theater, but we experienced positive business momentum in this market during the second quarter of fiscal 2010. Our net product sales in the consumer market during the second quarter and first six months of fiscal 2010 increased compared with the corresponding periods of fiscal 2009 due to sales of Flip video cameras from our acquisition of Pure Digital in the fourth quarter of fiscal 2009. From a product perspective, the year-over-year increase in net product sales in this theater during the second quarter of fiscal 2010 was driven in large part by higher sales of our switching products.

European Markets

Net product sales in the European Markets theater during the second quarter and first six months of fiscal 2010 decreased compared with the corresponding periods of fiscal 2009. Our European Markets theater was weaker relative to other theaters on a year-over-year basis, which we believe was attributable in part to the fact that many of the countries in this theater were among the last countries to begin experiencing the recent economic downturn, and consequently we expect that many of these countries will recover later as a result. In the second quarter of fiscal 2010, we experienced a decline in net product sales to the service provider market in this theater, which was partially offset by slight increases in net product sales to the enterprise and commercial markets. Net product sales decreased on a year-over-year basis for the second quarter and first six months of fiscal 2010 in most of the larger countries in this theater including Germany, Italy, and Spain.

Emerging Markets

In the second quarter of fiscal 2010, net product sales in the Emerging Markets theater increased slightly compared with the second quarter of fiscal 2009, primarily as a result of increased sales to our service provider market. Regarding some of the larger countries in this theater, in the second quarter of fiscal 2010, Brazil showed significant year-over-year growth while we experienced a year-over-year decrease in net product sales in Russia. For the first six months of fiscal 2010, net product sales in the Emerging Markets theater decreased compared with the first six months of fiscal 2009, as a result of decreased sales across all customer markets. Certain of our customers in the Emerging Markets theater tend to make large and sporadic purchases, and the net sales related to these transactions may also be affected by the timing of revenue recognition. Further, some customers may continue to require greater levels of financing arrangements, service, and support in future periods which may also impact the timing of recognition of the revenue for this theater.

Asia Pacific

The increase in net product sales in the Asia Pacific theater in the second quarter and first six months of fiscal 2010 compared with the corresponding periods of fiscal 2009 was attributable to increased sales to our enterprise and service provider markets in this theater. We experienced particular strength in China, Australia, and South Korea during the second quarter and first six months of fiscal 2010. Net product sales in India were down on a year-over-year basis for the first six months of fiscal 2010, despite India showing a slight increase in net product sales for the second quarter of fiscal 2010 on a year-over-year basis.

Japan

Net product sales in the Japan theater increased in the second quarter and first six months of fiscal 2010 compared with the corresponding periods of fiscal 2009, primarily due to an increase in net product sales to the enterprise and service provider markets.

Net Product Sales by Groups of Similar Products

The following table presents net sales for groups of similar products (in millions, except percentages):

	Three Months Ended				Six Months Ended
	January 23, 2010	January 24, 2009	Variance in Dollars	Variance in Percent	January 23, 2010	January 24, 2009	Variance in Dollars	Variance in Percent
Net product sales:
Routers	$1,559	$1,526	$33	2.2%	$3,133	$3,425	$(292)	(8.5)%
Percentage of net product sales	19.5%	20.8%			20.6%	21.4%
Switches	3,432	3,041	391	12.9%	6,304	6,672	(368)	(5.5)%
Percentage of net product sales	43.0%	41.4%			41.6%	41.8%
Advanced technologies	2,381	2,365	16	0.7%	4,654	5,031	(377)	(7.5)%
Percentage of net product sales	29.9%	32.2%			30.7%	31.5%
Other	604	415	189	45.5%	1,085	854	231	27.0%
Percentage of net product sales	7.6%	5.6%			7.1%	5.3%

Total	$7,976	$7,347	$629	8.6%	$15,176	$15,982	$(806)	(5.0)%

Routers

Sales of our routers increased slightly in the second quarter of fiscal 2010 compared with the second quarter of fiscal 2009, primarily due to an increase in sales of our high-end routers, which was due in part to sales from our acquisition of Starent, partially offset by a decrease in both the midrange and low-end routers. Within the high-end router category, the increase was also driven by increased sales of Cisco ASR 1000 Series Aggregation Service Routers and Cisco 7600 Series Routers, partially offset by lower sales of Cisco 12000 Series Routers. As our high-end router sales are primarily to service providers, such sales may be favorably or adversely impacted by, among other factors, the timing of capital expenditures by the global service provider customers and their tendency to make large and sporadic purchases. Sales of our routing products may also be impacted by our product upgrade cycles, and customer decisions to defer purchases in anticipation of or as they evaluate new products, such as the Cisco ASR 9000 Series Aggregation Service Routers and Cisco Integrated Service Routers Generation 2 (ISR G2).

For the first six months of fiscal 2010, sales of our routers decreased across all categories compared with the corresponding period of fiscal 2009. The decrease in sales of high-end routers was primarily driven by the lower sales of Cisco 12000 Series Routers, partially offset by increased sales of Cisco ASR 1000 Series Aggregation Services Routers, ST-Series multimedia core platforms from Starent, Cisco 7600 Series Routers, and Cisco CRS-1 Carrier Routing Systems. The year-over-year decline in sales of low-end routers in the second quarter and first six months of fiscal 2010 of approximately $35 million and $110 million, respectively, and the decline in sales of midrange routers in the second quarter and first six months of fiscal 2010, of approximately $40 million and $105 million, respectively, were each primarily due to a decline in sales of our legacy integrated services routers as customers are in the early transition stage to the ISR G2.

Switches

The increase in net product sales related to switches in the second quarter of fiscal 2010 compared with the corresponding period of fiscal 2009 was due to increased sales of approximately $215 million and $180 million of our LAN fixed-configuration and modular switches, respectively. The increase in sales of LAN fixed-configuration switches was primarily due to increased sales of Cisco Nexus 5000 and 2000 Series Switches, Cisco Catalyst 3750, and Cisco 2900 Series Switches. The increase in sales of modular switches was primarily due to the increased sales of our Cisco Nexus 7000 and Cisco Catalyst 4500 Series Switches, partially offset by decreased sales of our Cisco Catalyst 6000 Series Switches.

Net product sales related to switches in the first six months of fiscal 2010 decreased compared with the corresponding period of fiscal 2009, due primarily to lower sales of our LAN fixed-configuration and modular switches of approximately $195 million and $160 million, respectively. The decrease in sales of LAN fixed-configuration switches was primarily due to lower sales of our Cisco Catalyst 3750 and 3560 Series Switches partially offset by increased sales of our Cisco Nexus 5000 and 2000 Series Switches. The decrease in sales of modular switches was primarily due to lower sales of Cisco Catalyst 6000 and 4500 Series Switches, partially offset by increased sales of our Cisco Nexus 7000 Series Switches.

Advanced Technologies

The change in net product sales related to advanced technologies in the second quarter of fiscal 2010 compared with the corresponding period of fiscal 2009 was primarily due to the following:

•

Sales of unified communications products, which increased by approximately $100 million, primarily due to increased sales of IP phones, associated software, and higher sales of web-based collaborative offerings.

•	Sales of wireless LAN products, which increased by approximately $20 million, primarily due to the adoption of and migration to the Cisco Unified Wireless Network architecture.

•	Sales of video systems, which decreased by approximately $80 million, primarily due to decreased sales of digital set-top boxes.

•

Sales of networked home products, which decreased by approximately $15 million, and sales of application networking services, which decreased by approximately $10 million. The decrease in sales of networked home products was primarily due to lower sales of adapters. The decrease in sales of application networking services was primarily related to lower customer demand for our data center application optimization solutions.

The change in net product sales related to advanced technologies in the first six months of fiscal 2010 compared with the corresponding period of fiscal 2009 was primarily due to the following:

•	Sales of video systems products, which decreased by approximately $265 million. The decrease was primarily attributable to lower demand for high-definition cable set-top boxes and IP set-top boxes.

•	Sales of networked home products, which decreased by approximately $60 million, primarily due to lower sales of wireless routers for the connected home, and lower sales of adapters.

•

Sales of application networking services, which decreased by approximately $45 million. The decrease was primarily related to lower customer demand for our data center application optimization solutions.

•

Sales of security products, which decreased by approximately $40 million. Our decreased sales of security products were a result of the lower sales of module and line-cards related to our routers and LAN switches, as well as lower sales of security appliance products, partially offset by increased sales of our web and email security products.

•	Sales of wireless LAN products, which increased by approximately $40 million, primarily due to the adoption of and migration to the Cisco Unified Wireless Network architecture.

Other Product Revenue

The increase in other product revenue in the second quarter and first six months of fiscal 2010, compared with the corresponding periods of fiscal 2009, was primarily due to inclusion of the sales of Flip video cameras from our acquisition of Pure Digital in the fourth quarter of fiscal 2009, of approximately $130 million and $185 million in the respective periods, and increased sales related to cable products and unified computing systems.

Net Service Revenue

The increase in net service revenue in the second quarter and first six months of fiscal 2010 compared with the corresponding periods of fiscal 2009 was primarily due to higher revenue from technical support service contracts as well as increased revenue from advanced services, which relates to consulting support services for specific networking needs. Renewals and technical support service contract initiations associated with recent product sales have resulted in a new installed base of equipment being serviced and revenue is recognized ratably over the period during which the related services are to be performed. The following table summarizes the year-over-year changes in net service revenue for each geographic theater:

	Three Months Ended January 23, 2010	Six Months Ended January 23, 2010
United States and Canada	5.8%	5.4%
European Markets	4.3%	5.1%
Emerging Markets	(3.1)%	4.4%
Asia Pacific	16.4%	16.5%
Japan	6.0%	14.5%

Gross Margin

The following table presents the gross margin for products and services (in millions, except percentages):

	Three Months Ended				Six Months Ended
	Amount		Percentage		Amount		Percentage
	January 23, 2010	January 24, 2009	January 23, 2010	January 24, 2009	January 23, 2010	January 24, 2009	January 23, 2010	January 24, 2009
Gross margin:
Product	$5,161	$4,610	64.7%	62.7%	$9,875	$10,264	65.1%	64.2%
Service	1,171	1,113	63.7%	63.9%	2,345	2,140	64.1%	62.2%

Total	$6,332	$5,723	64.5%	63.0%	$12,220	$12,404	64.9%	63.9%

Product Gross Margin

The following table summarizes the key factors that contributed to the year-over-year change in product gross margin for the second quarter and first six months of fiscal 2010:

	PRODUCT GROSS MARGIN PERCENTAGE
	Three Months Ended	Six Months Ended
Fiscal 2009	62.7%	64.2%
Sales discounts, rebates, and product pricing	(1.9)%	(1.8)%
Shipment volume, net of certain variable costs	0.5%	(0.1)%
Mix of products sold	0.8%	0.3%
Overall manufacturing costs	2.6%	2.5%
Fiscal 2010	64.7%	65.1%

Lower manufacturing costs were primarily driven by strong operational efficiency in our manufacturing operations, value engineering and a reduction in other manufacturing-related costs. Value engineering is the process by which production costs are reduced through component redesign, board configuration, test processes, and transformation processes. The mix of products sold during the second quarter of fiscal 2010 was positively impacted by increased sales of certain higher margin switching products, partially offset by increased sales of consumer products. Our future gross margins could be impacted by the product mix and our movement into market adjacencies that have lower gross margins, such as the consumer market with its sales of Flip video cameras, as well as unified computing products. Our margins may also be impacted by the geographic mix of our revenue. If any of the above factors that impact our gross margins are adversely affected in future periods, our product and service gross margins could decline.

Service Gross Margin

Our service gross margin percentage in the second quarter of fiscal 2010 was relatively flat compared with the corresponding period of fiscal 2009. The increase in service gross margin percentage for the first six months of fiscal 2010 compared with the corresponding period of fiscal 2009 was primarily due to higher technical support margin partially offset by lower advanced services margins. The service margin percentage for the first six months of fiscal 2010 was also impacted by the services mix, as advanced services, which have a lower gross margin percentage than technical support services, constituted a higher proportion of total service revenue during the first six months of fiscal 2010. Technical support margins will experience some variability due to various factors such as the timing of technical support service contract initiations and renewals and the timing of our strategic investments in headcount and resources to support this business. Our revenue from advanced services may increase to a higher proportion of total service revenue due to our continued focus on providing comprehensive support to our customers’ networking devices, applications, and infrastructures. Additionally, we have continued to invest in building out our technical support and advanced services capabilities in the Emerging Markets theater.

The following table presents the gross margin for each theater (in millions, except percentages):

	Three Months Ended				Six Months Ended
	Amount		Percentage		Amount		Percentage
	January 23, 2010	January 24, 2009	January 23, 2010	January 24, 2009	January 23, 2010	January 24, 2009	January 23, 2010	January 24, 2009
Gross margin:
United States and Canada	$3,446	$3,027	64.7%	63.9%	$6,744	$6,706	65.4%	65.2%
European Markets	1,319	1,345	68.0%	67.0%	2,563	2,760	68.1%	66.3%
Emerging Markets	727	648	65.9%	59.5%	1,269	1,428	64.5%	61.6%
Asia Pacific	679	571	63.2%	61.9%	1,291	1,220	63.5%	62.7%
Japan	271	228	72.7%	68.5%	552	482	72.6%	67.8%

Theater Total	6,442	5,819	65.6%	64.0%	12,419	12,596	65.9%	64.9%
Unallocated corporate items (1)	(110)	(96)			(199)	(192)

Total	$6,332	$5,723	64.5%	63.0%	$12,220	$12,404	64.9%	63.9%

(1)

The unallocated corporate items include the effects of amortization of acquisition-related intangible assets and share-based compensation expense. We do not allocate these items to the gross margin for each theater because management does not include the information in measuring the performance of the operating segments.

In the second quarter of fiscal 2010, the gross margin percentage increased across all theaters driven primarily by lower overall manufacturing costs. The effects of increased shipment volume increased the gross margin percentage for all theaters except European Markets, and a favorable mix increased the gross margin percentage for all theater except the United States and Canada. The above favorable effects were offset by higher sales discounts and rebates for all theaters except the Japan theater.

For the first six months of fiscal 2010, the gross margin percentage also increased across all theaters, although only slightly for the United States and Canada theater. The increase for all theaters was driven primarily by lower overall manufacturing costs. The effect of increased shipment volume in the Asia Pacific and Japan theaters also contributed to the higher gross margin percentage for these theaters. The mix of products and services sold contributed favorably to the gross margin in the Japan theater. These favorable effects were partially offset by higher sales discounts across all theaters except the Japan theater.

Factors That May Impact Net Sales and Gross Margin

Net product sales may continue to be affected by factors including the recent global economic downturn and related market uncertainty, which have resulted in reduced or cautious spending in our global enterprise, service provider, and commercial markets; changes in the geopolitical environment and global economic conditions; competition, including price-focused competitors from Asia, especially from China; new product introductions; sales cycles and product implementation cycles; changes in the mix of our customers between service provider and enterprise markets; changes in the mix of direct sales and indirect sales; variations in sales channels; and final acceptance criteria of the product, system, or solution as specified by the customer. Sales to the service provider market have been and may be in the future characterized by large and sporadic purchases, especially relating to our router sales and sales of certain advanced technologies. In addition, service provider customers typically have longer implementation cycles; require a broader range of services, including network design services; and often have acceptance provisions that can lead to a delay in revenue recognition. Certain customers in the Emerging Markets theater also tend to make large and sporadic purchases, and the net sales related to these transactions may similarly be affected by the timing of revenue recognition. As we focus on new market opportunities, customers may require greater levels of financing arrangements, service, and support, especially in the Emerging Markets theater, which may result in a delay in the timing of revenue recognition. To improve customer satisfaction, we continue to focus on managing our manufacturing lead-time performance, which may result in corresponding reductions in order backlog. A decline in backlog levels could result in more variability and less predictability in our quarter-to-quarter net sales and operating results.

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

Research and Development (R&D), Sales and Marketing, and General and Administrative (G&A) Expenses

R&D, sales and marketing, and G&A expenses are summarized in the following table (in millions, except percentages):

	Three Months Ended				Six Months Ended
	January 23, 2010	January 24, 2009	Variance in Dollars	Variance in Percent	January 23, 2010	January 24, 2009	Variance in Dollars	Variance in Percent
Research and development	$1,247	$1,279	$(32)	(2.5)%	$2,471	$2,685	$(214)	(8.0)%
Percentage of net sales	12.7%	14.1%			13.1%	13.8%
Sales and marketing	2,110	2,155	(45)	(2.1)%	4,105	4,438	(333)	(7.5)%
Percentage of net sales	21.5%	23.7%			21.8%	22.9%
General and administrative	467	380	87	22.9%	907	775	132	17.0%
Percentage of net sales	4.8%	4.2%			4.8%	4.0%

Total	$3,824	$3,814	$10	0.3%	$7,483	$7,898	$(415)	(5.3)%

Percentage of net sales	39.0%	42.0%			39.7%	40.7%

R&D Expenses

The decrease in R&D expenses for the second quarter and first six months of fiscal 2010 compared with the corresponding periods in fiscal 2009 was primarily due to lower headcount-related expenses and lower discretionary expenses. Lower acquisition-related compensation expenses for the first six months of fiscal 2010 compared with the corresponding period in fiscal 2009 also contributed to the decrease in R&D expenses. Such acquisition-related compensation expenses were primarily associated with the achievement in the first six months of fiscal 2009 of certain agreed-upon milestones related to prior period acquisitions. All of our R&D costs are expensed as incurred, and we continue to invest in R&D in order to bring a broad range of products to market in a timely fashion. If we believe that we are unable to enter a particular market in a timely manner with internally developed products, we may purchase or license technology from other businesses, partner, or acquire businesses as an alternative to internal R&D.

Sales and Marketing Expenses

Sales and marketing expenses for the second quarter of fiscal 2010 decreased slightly compared with the second quarter of fiscal 2009 primarily due to a decrease in sales expenses associated with various project-related and discretionary expenses, offset by an increase in marketing expenses related to increased advertising expenses primarily for certain of our consumer products. For the first six months of fiscal 2010, the decrease in sales and marketing expenses was a result of a decrease in headcount-related expenses; a decrease in discretionary expenses, which included travelling and professional services; and a decrease in various operational expenses. These decreases were partially offset by an increase in advertising expenses primarily for certain of our consumer products.

G&A Expenses

G&A expenses for the second quarter and the first six months of fiscal 2010 increased compared with the corresponding periods of fiscal 2009 primarily due to increased real estate-related expenses, increased information technology-related expenses and increased share-based compensation expenses. Higher headcount-related expenses also contributed to the increase in G&A expenses for the first six months of fiscal 2010 compared with the corresponding periods of fiscal 2009.

Effect of Foreign Currency

Foreign currency fluctuations, net of hedging, increased total R&D, sales and marketing, and G&A expenses by $43 million, or approximately 1.1%, in the second quarter of fiscal 2010 compared with the second quarter of fiscal 2009. In the first six months of fiscal 2010, foreign currency fluctuations, net of hedging, decreased total R&D, sales and marketing, and G&A expenses by $15 million, or approximately 0.2%, compared with the corresponding period of fiscal 2009.

Headcount

Our headcount increased by approximately 2,100 employees in the second quarter of fiscal 2010, which was primarily due to the effects of our acquisitions of Starent and ScanSafe, as well as increased headcount resources in manufacturing. For the first six months of fiscal 2010, our headcount was up slightly. We expect to increase our headcount in the upcoming quarters based on what we believe to be more positive market conditions, and our hiring will be focused on productivity improvements and movement into new market adjacencies.

Share-Based Compensation Expense

The following table summarizes share-based compensation expense (in millions):

	Three Months Ended		Six Months Ended
	January 23, 2010	January 24, 2009	January 23, 2010	January 24, 2009
Cost of sales—product	$15	$10	$27	$21
Cost of sales—service	41	32	74	63

Share-based compensation expense in cost of sales	56	42	101	84

Research and development	110	95	207	189
Sales and marketing	129	105	242	218
General and administrative	76	56	142	111

Share-based compensation expense in operating expenses	315	256	591	518

Total share-based compensation expense	$371	$298	$692	$602

Share-based compensation expense related to acquisitions included above	$26	$22	$54	$44

Share-based compensation expense increased for the second quarter and first six months of fiscal 2010 compared with the corresponding periods in fiscal 2009 due primarily to the effects of straight-line vesting and a change in vesting periods from five to four years.

Amortization of Purchased Intangible Assets

The following table presents the amortization of purchased intangible assets included in operating expenses (in millions):

	Three Months Ended		Six Months Ended
	January 23, 2010	January 24, 2009	January 23, 2010	January 24, 2009
Amortization of purchased intangible assets	$138	$136	$243	$248

Under new accounting guidance, effective for acquisitions closing in fiscal 2010, acquired IPR&D assets from a business combination are capitalized as indefinite-lived intangible assets at acquisition date, and are assessed for impairment thereafter. Development costs incurred after the acquisition are charged to expense. The capitalized IPR&D asset is amortized upon completion of the development of the underlying marketable products.

The fair value of acquired technology and patents, as well as acquired technology under development, is determined at acquisition date using the income approach, which discounts expected future cash flows to present value. The discount rates used in the present value calculations are typically derived from a weighted-average cost of capital analysis and then adjusted to reflect risks inherent in the development lifecycle as appropriate. We consider the pricing model for products related to these acquisitions to be standard within the high-technology communications industry, and the applicable discount rates represent the rates that market participants would use for valuation of such intangible assets. For additional information regarding purchased intangibles, see Note 4 to the Consolidated Financial Statements.

Interest and Other Income, Net

Interest Income and Interest Expense

The following table summarizes interest income and interest expense (in millions):

	Three Months Ended		Six Months Ended
	January 23, 2010	January 24, 2009	January 23, 2010	January 24, 2009
Interest income	$155	$222	$323	$481
Interest expense	(158)	(63)	(272)	(127)

Total	$(3)	$159	$51	$354

The decrease in interest income in the second quarter and first six months of fiscal 2010 compared with the corresponding periods of fiscal 2009 was primarily due to lower average interest rates partially offset by higher average total cash and cash equivalents and fixed income security balances compared with the corresponding periods of fiscal 2009. The increase in interest expense in the second quarter and first six months of fiscal 2010 compared with the corresponding periods of fiscal 2009 was primarily due to additional interest expense related to our debt issuance in November 2009 and February 2009.

Other Income (Loss), Net

The components of other income (loss), net, are as follows (in millions):

	Three Months Ended		Six Months Ended
	January 23, 2010	January 24, 2009	January 23, 2010	January 24, 2009
Net gains (losses) on investments in publicly traded equity securities	$17	$(23)	$28	$68
Net gains (losses) on investments in fixed income securities	14	(7)	20	(159)

Total net gains (losses) on investments in publicly traded equity and fixed income securities	31	(30)	48	(91)
Net gains (losses) on investments in privately held companies	6	(23)	36	(32)

Net gains (losses) on investments	37	(53)	84	(123)
Other gains and (losses), net	(49)	(11)	(35)	(13)

Other income (loss), net	$(12)	$(64)	$49	$(136)

The change in total net gains (losses) on fixed income and publicly traded securities in the second quarter and first six months of fiscal 2010 compared with the corresponding periods of fiscal 2009 was primarily attributable to the absence of impairment charges in the second quarter and first six months of fiscal 2010 for such investments. For the second quarter and first six months of fiscal 2009, the net losses on fixed income securities included impairment charges of $19 million and $202 million, respectively, and net gains and losses on publicly traded equity securities included impairment charges of $18 million and $35 million, respectively. The impairment charges in the first six months of fiscal 2009 were partially offset by a gain related to the termination in the first quarter of fiscal 2009 of various forward sale agreements designated as fair value hedges of publicly traded equity securities. See Note 7 to the Consolidated Financial Statements for the unrealized gains and losses on investments.

The change in net gains (losses) on investments in privately held companies for the second quarter and first six months of fiscal 2010 was primarily due to higher realized gains and lower impairment charges in both periods of fiscal 2010. Net losses on investments in privately held companies included impairment charges of $4 million and $30 million for the second quarters of fiscal 2010 and fiscal 2009, respectively, and $14 million and $53 million for the first six months of fiscal 2010 and fiscal 2009, respectively.

Other losses, net for the second quarter of fiscal 2010 included a $38 million mark-to-market loss related to foreign exchange forwards and options to hedge a portion of the foreign currency consideration of our pending acquisition of Tandberg. For the first six months of fiscal 2010, other losses, net were primarily due to charitable donations.

Provision for Income Taxes

The provision for income taxes resulted in an effective tax rate of 21.3% for the second quarter of fiscal 2010, compared with an effective tax rate of 19.5% for the second quarter of fiscal 2009. The net 1.8% point increase in the effective tax rate was primarily attributable to the expiration of the U.S. federal R&D tax credit during the second quarter of fiscal 2010, partially offset by higher foreign income taxed at rates lower than the U.S. federal statutory tax rate of 35%.

The provision for income taxes resulted in an effective tax rate of 20.8% for the first six months of fiscal 2010, compared with 17.2% for the first six months of fiscal 2009. The net 3.6% point increase in the effective tax rate for the first six months of fiscal 2010, as compared with the first six months of 2009, was primarily attributable to the inclusion of a tax benefit of $106 million, or 2.4% points, related to the retroactive portion of the U.S. federal R&D credit reinstatement during the first quarter of fiscal 2009. The remaining net increase in the effective tax rate was attributable to the expiration of the U.S. federal R & D tax credit during the second quarter of fiscal 2010, partially offset by higher foreign income taxed at rates lower than the U.S. federal statutory tax rate of 35%.

Recent Accounting Developments

In January 2010, the FASB issued revised guidance intended to improve the disclosures related to fair value measurements. This guidance requires new disclosures as well as clarifies certain existing disclosure requirements. New disclosures under this guidance require separate information about significant transfers in and out of Level 1 and Level 2 and the reason for such transfers, as well as require purchases, sales, issuances, and settlements information for Level 3 measurement to be included in the rollforward of activity on a gross basis. The guidance also clarifies the requirement to determine the level of disaggregation for fair value measurement disclosures, and the requirement to disclose valuation techniques and inputs used for both recurring and nonrecurring fair value measurements in either Level 2 or Level 3 This accounting guidance is effective for us beginning in the third quarter of fiscal 2010, except for the rollforward of activity on a gross basis for Level 3 fair value measurement, which will be effective for us in the first quarter of fiscal 2012. We are currently evaluating the impact that the adoption of this guidance will have on our financial statement disclosures.

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

In June 2009, the FASB issued revised guidance for the accounting of variable interest entities. This guidance replaces the quantitative-based risks and rewards approach with a qualitative approach that focuses on identifying which enterprise has the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and has the obligation to absorb losses or the right to receive benefits from the entity that could be potentially significant to the variable interest entity. It also requires an ongoing reassessment of whether an enterprise is the primary beneficiary and requires additional disclosures about an enterprise’s involvement in variable interest entities. This accounting guidance is effective for us beginning in the first quarter of fiscal 2011. We are currently evaluating the impact that the adoption of this guidance will have on our consolidated financial statements.

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

Balance Sheet and Cash Flows

In any rapidly shifting supply and demand environment such as the one we are currently experiencing, shifts in lead times, inventory levels, purchase commitments, and manufacturing outputs will occur. For the second quarter of fiscal 2010, we experienced a higher percentage of the total quarterly shipments in our January month compared with the same month in previous second quarters, which resulted in an increase to our accounts receivable and DSO. Similar to the first quarter of fiscal 2010, we experienced longer than normal lead times on several of our products. This was attributable in part to increasing demand driven by the improvement in our overall markets, and similar to what is happening in the industry, the longer than normal lead times also stemmed from supplier constraints based upon their labor and other actions taken during the global economic downturn. While we may continue to experience longer than normal lead times, our lead times improved throughout the second quarter of fiscal 2010.

Cash and Cash Equivalents and Investments

The following table summarizes our cash and cash equivalents and investments (in millions):

	January 23, 2010	July 25, 2009	Increase (Decrease)
Cash and cash equivalents	$4,710	$5,718	$(1,008)
Fixed income securities	33,856	28,355	5,501
Publicly traded equity securities	1,072	928	144

Total	$39,638	$35,001	$4,637

The increase in cash and cash equivalents and investments was primarily a result of cash provided by operating activities of $4.0 billion, the issuance of common stock of $1.4 billion related to employee stock option exercises and employee stock purchases, the issuance of $5.0 billion of senior notes in November 2009, and approximately $270 million related to the change in unrealized gains and losses on publicly traded equity and fixed income securities as well as realized gains and losses from these investments. These factors were partially offset by the repurchase of common stock of $3.2 billion, acquisitions of businesses of $2.3 billion net of cash and cash equivalents acquired, and capital expenditures of $408 million.

Our cash and cash equivalents and investments held outside of the United States in various foreign subsidiaries totaled $30.8 billion and $29.1 billion, as of January 23, 2010 and July 25, 2009, respectively. The remaining balance held in the United States as of January 23, 2010 and July 25, 2009 was $8.8 billion and $5.9 billion, respectively.

If cash and cash equivalents and investments held outside the United States are distributed to the United States in the form of dividends or otherwise, we may be subject to additional U.S. income taxes (subject to an adjustment for foreign tax credits) and foreign withholding taxes. For internal management purposes, we target specific ranges of net realizable cash, representing cash and cash equivalents and investments, net of (i) long-term debt and the present value of operating lease commitments and (ii) U.S. income taxes that we estimate would be payable upon the distribution to the United States of cash and cash equivalents and investments held outside the United States. We believe that our strong total cash and cash equivalents and investments position allows us to use our cash resources for strategic investments to gain access to new technologies, acquisitions, customer financing activities, working capital, and the repurchase of shares.

We maintain an investment portfolio of various holdings, types, and maturities. We classify our investments as short-term investments based on their nature and their availability for use in current operations. We believe the overall credit quality of our portfolio is strong, with our cash equivalents and fixed income portfolio invested in securities with a weighted-average credit rating exceeding AA.

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

Accounts Receivable, Net

The following table summarizes our accounts receivable, net (in millions) and DSO:

	January 23, 2010	July 25, 2009	Increase (Decrease)
Accounts receivable, net	$4,237	$3,177	$1,060
DSO	39	34	5

The increase in accounts receivable, net and DSO was primarily driven by the seasonality of our service billings and our shipment profile during the quarter, which was attributable in part to longer than normal lead time extensions associated with increasing demand and supplier constraints discussed above.

Inventories and Purchase Commitments with Contract Manufacturers and Suppliers

The following table summarizes our inventories and purchase commitments with contract manufacturers and suppliers (in millions, except annualized inventory turns):

	January 23, 2010	July 25, 2009	Increase (Decrease)
Inventories	$1,215	$1,074	$141
Annualized inventory turns	12.1	11.7	0.4
Purchase commitments with contract manufacturers and suppliers	$3,327	$2,157	$1,170

The increase in our purchase commitments with contract manufacturers and suppliers was primarily a result of our response to the increase in demand. In addition, the increase was a result of longer lead times associated with supply constraints, as discussed above. Inventories increased during the first six months of fiscal 2010 as a result of our response to increased demand and also due to the acquisition of Starent.

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

We purchase components from a variety of suppliers and use several contract manufacturers to provide manufacturing services for our products. During the normal course of business, in order to manage manufacturing lead times and help ensure adequate component supply, we enter into agreements with contract manufacturers and suppliers that allow them to procure inventory based upon criteria as defined by us or that establish the parameters defining our requirements. A significant portion of our reported purchase commitments arising from these agreements are firm, noncancelable, and unconditional commitments. In certain instances, these agreements allow us the option to cancel, reschedule, and adjust our requirements based on our business needs prior to firm orders being placed.

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

Financing Receivables and Guarantees

The following table summarizes our financing receivables, financing guarantees, and the related deferred revenue (in millions):

	January 23, 2010	July 25, 2009	Increase (Decrease)
Lease receivables	$1,966	$1,805	$161
Financed service contracts	1,594	1,642	(48)
Loan receivables	1,207	861	346

Gross financing receivables	4,767	4,308	459
Financing guarantees—channel partner	342	334	8
Financing guarantees—end user	345	405	(60)

Gross financing receivables and guarantees	5,454	5,047	407
Allowances for financing receivables	(348)	(327)	(21)
Deferred revenue related to financing receivables and guarantees	(2,535)	(2,639)	104

Financing receivables and guarantees, net	$2,571	$2,081	$490

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

Borrowings

Senior Notes The following table summarizes the principal amount of our senior notes (in millions):

	January 23, 2010	July 25, 2009
Senior notes:
5.25% fixed-rate notes, due 2011 (“2011 Notes”)	$3,000	$3,000
2.90% fixed-rate notes, due 2014 (“2014 Notes”)	500	—
5.50% fixed-rate notes, due 2016 (“2016 Notes”)	3,000	3,000
4.95% fixed-rate notes, due 2019 (“2019 Notes”)	2,000	2,000
4.45% fixed-rate notes, due 2020 (“2020 Notes”)	2,500	—
5.90% fixed-rate notes, due 2039 (“2039 Notes”)	2,000	2,000
5.50% fixed-rate notes, due 2040 (“2040 Notes”)	2,000	—

Total	$15,000	$10,000

In November 2009, we issued senior unsecured notes in an aggregate principal amount of $5.0 billion. Of these notes, $500 million will mature in 2014 and bear interest at a fixed rate of 2.90% per annum, $2.5 billion will mature in 2020 and bear interest at a fixed rate of 4.45% per annum, and $2.0 billion will mature in 2040 and bear interest at a fixed rate of 5.50% per annum. The proceeds from the offering are being used for general corporate purposes. The interest on the senior notes is payable semi-annually in arrears. The notes are redeemable by us at any time, subject to a make-whole premium.

Our senior notes were rated A1 by Moody’s Investors Service, Inc. and A+ by Standard & Poor’s Ratings Services as of January 23, 2010. Interest is payable semi-annually on each class of the senior fixed-rate notes, each of which is redeemable by us at any time, subject to a make-whole premium. We were in compliance with all debt covenants as of January 23, 2010.

Credit Facility We have a credit agreement with certain institutional lenders that, as of February 16, 2010, provides for a $3.0 billion unsecured revolving credit facility that is scheduled to expire on August 17, 2012. Any advances under the credit agreement will accrue interest at rates that are equal to, based on certain conditions, either (i) the higher of the Federal Funds rate plus 0.50% or Bank of America’s “prime rate” as announced from time to time or (ii) LIBOR plus a margin that is based on our senior debt credit ratings as published by Standard & Poor’s Ratings Services and Moody’s Investors Service, Inc. The credit agreement requires that we comply with certain covenants including that we maintain an interest coverage ratio as defined in the agreement.

We may also, upon the agreement of either the then-existing lenders or of additional lenders not currently parties to the agreement, increase the commitments under the credit facility by up to an additional $1.9 billion, as of February 16, 2010, and/or extend the expiration date of the credit facility up to August 15, 2014. As of January 23, 2010, we were in compliance with the required interest coverage ratio and the other covenants, and we had not borrowed any funds under the credit facility.

Deferred Revenue

The following table presents the breakdown of deferred revenue (in millions):

	January 23, 2010	July 25, 2009	Increase (Decrease)
Service	$6,338	$6,496	$(158)
Product	3,319	2,897	422

Total	$9,657	$9,393	$264

Reported as:
Current	$6,751	$6,438	$313
Noncurrent	2,906	2,955	(49)

Total	$9,657	$9,393	$264

The decrease in deferred service revenue reflects the ongoing amortization of deferred service revenue, partially offset by the impact of new contract initiations and renewals, which typically are seasonally higher in the second quarter. The increase in deferred product revenue was primarily due to an increase in shipments not having met revenue recognition criteria, the timing of cash receipts related to unrecognized revenue from two-tier distributors, and other revenue deferrals.

Operating Leases

We lease office space in several U.S. locations. Outside the United States, larger leased sites are located in Australia, Belgium, China, France, Germany, India, Israel, Italy, Japan, and the United Kingdom. We also lease equipment and vehicles. The future minimum lease payments under all our noncancelable operating leases with an initial term in excess of one year as of January 23, 2010 were $1.3 billion.

Other Commitments

In connection with our business combinations and asset purchases, we have agreed to pay certain additional amounts contingent upon the achievement of certain agreed-upon technology, development, product, or other milestones or continued employment with us of certain employees of acquired entities, including compensation expense attributable to Nuova Systems. We also have the pending acquisition of Tandberg as of January 23, 2010. See Note 3 to the Consolidated Financial Statements.

We also have certain funding commitments primarily related to our investments in privately held companies and venture funds, some of which are based on the achievement of certain agreed-upon milestones, and some of which are required to be funded on demand. The funding commitments were approximately $307 million as of January 23, 2010, compared with approximately $313 million as of July 25, 2009.

Off-Balance Sheet Arrangements

We consider our investments in unconsolidated variable interest entities to be off-balance sheet arrangements. In the ordinary course of business, we have investments in privately held companies and provide financing to certain customers. These privately held companies and customers may be considered to be variable interest entities. We have evaluated our investments in these privately held companies and our customer financings and have determined that there were no significant unconsolidated variable interest entities as of January 23, 2010.

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

Stock Repurchase Program

In September 2001, our Board of Directors authorized a stock repurchase program. As of January 23, 2010, our Board of Directors had authorized an aggregate repurchase of up to $72 billion of common stock under this program and the remaining authorized repurchase amount was $11.6 billion with no termination date. The stock repurchase activity under the stock repurchase program is summarized as follows (in millions, except per-share amounts):

Six Months Ended January 23, 2010	Shares Repurchased	Weighted- Average Price per Share	Amount Repurchased
Cumulative balance at July 25, 2009	2,802	$20.41	$57,179
Repurchase of common stock under the stock repurchase program	139	23.43	3,253

Cumulative balance at January 23, 2010	2,941	$20.55	$60,432

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

Interest Rate Risk

Fixed Income Securities

We maintain an investment portfolio of various holdings, types, and maturities. Our primary objective for holding fixed income securities is to achieve an appropriate investment return consistent with preserving principal and managing risk. At any time, a sharp rise in interest rates or credit spreads could have a material adverse impact on the fair value of our fixed income investment portfolio. Conversely, declines in interest rates, including the impact from lower credit spreads, could have a material adverse impact on interest income for our investment portfolio. We may utilize derivative instruments designated as hedging instruments to achieve our investment objectives. We had no outstanding hedging instruments for our fixed income securities as of January 23, 2010. Our fixed income instruments are held for purposes other than trading. Our fixed income instruments are not leveraged as of January 23, 2010. We monitor our interest rate and credit risks, including our credit exposures to specific rating categories and to individual issuers. We believe the overall credit quality of our portfolio is strong, with our cash equivalents and fixed income portfolio invested in securities with a weighted-average credit rating exceeding AA. There were no impairment charges on our fixed income securities for the first six months of fiscal 2010, while for the corresponding period of fiscal 2009, we had impairment charges of $202 million. See Note 7 to the Consolidated Financial Statements.

Long-Term Debt

As of January 23, 2010, we had $15.0 billion in principal amount of fixed-rate long-term debt outstanding, with a carrying amount of $15.2 billion and a fair value of $15.5 billion, which fair value is based on market prices. A hypothetical 50 basis points increase or decrease in market interest rates would decrease or increase, respectively, the fair value of the fixed-rate debt as of January 23, 2010 by approximately $500 million. However, this hypothetical change in interest rates would not impact the interest expense on the fixed-rate debt.

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

Publicly Traded Equity Securities

The following tables present the hypothetical fair values of publicly traded equity securities as a result of selected potential decreases and increases in the price of each equity security in the portfolio, excluding hedged equity securities, if any. Potential fluctuations in the price of each equity security in the portfolio of plus or minus 10%, 20%, and 30% were selected based on potential near-term changes in those security prices. The hypothetical fair values as of January 23, 2010 and July 25, 2009 are as follows (in millions):

	VALUATION OF SECURITIES GIVEN AN X% DECREASE IN EACH STOCK’S PRICE			FAIR VALUE AS OF JANUARY 23, 2010	VALUATION OF SECURITIES GIVEN AN X% INCREASE IN EACH STOCK’S PRICE
	(30%)	(20%)	(10%)		10%	20%	30%
Publicly traded equity securities	$738	$843	$949	$1,054	$1,159	$1,265	$1,370

	VALUATION OF SECURITIES GIVEN AN X% DECREASE IN EACH STOCK’S PRICE			FAIR VALUE AS OF JULY 25, 2009	VALUATION OF SECURITIES GIVEN AN X% INCREASE IN EACH STOCK’S PRICE
	(30%)	(20%)	(10%)		10%	20%	30%
Publicly traded equity securities	$650	$742	$835	$928	$1,021	$1,114	$1,206

There were no impairment charges on our investments in publicly traded equity securities for the first six months of fiscal 2010, while for the corresponding period of fiscal 2009, we had impairment charges of $35 million.

Investments in Privately Held Companies

We have also invested in privately held companies. These investments are recorded in other assets in our Consolidated Balance Sheet and are accounted for either using either the cost or the equity method. As of January 23, 2010, the total carrying amount of our investments in privately held companies was $769 million, compared with $709 million at July 25, 2009. Some of the privately held companies in which we invested are in the startup or development stages. These investments are inherently risky because the markets for the technologies or products these companies are developing are typically in the early stages and may never materialize. We could lose our entire investment in these companies. Our evaluation of investments in privately held companies is based on the fundamentals of the businesses, including, among other factors, the nature of their technologies and potential for financial return. Our impairment charges on investments in privately held companies were $4 million and $30 million for the second quarter of fiscal 2010 and 2009, respectively, and were $14 million and $53 million during the first six months of fiscal 2010 and 2009, respectively.

Foreign Currency Exchange Risk

Our foreign exchange forward and option contracts are summarized as follows (in millions):

	January 23, 2010		July 25, 2009
	Notional Amount	Fair Value	Notional Amount	Fair Value
Forward contracts:
Purchased	$3,921	$10	$2,570	$5
Sold	$957	$(2)	$912	$(8)
Option contracts:
Purchased	$1,272	$40	$1,796	$82
Sold	$1,311	$(16)	$2,213	$(36)

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

Approximately 70% of our operating expenses are U.S.-dollar denominated. Foreign currency fluctuations, net of hedging, increased our operating expenses, categorized as research and development, sales and marketing, and general and administrative, by approximately 1.1% in the second quarter of fiscal 2010 compared with the corresponding period of fiscal 2009. In the first six months of fiscal 2010, foreign currency fluctuations, net of hedging, decreased total R&D, sales and marketing, and G&A expenses by $15 million, or approximately 0.2%, compared with the corresponding period of fiscal 2009. To reduce variability in operating expenses and service cost of sales caused by non-U.S.-dollar denominated operating expenses and costs, we hedge certain foreign currency forecasted transactions with currency options and forward contracts. These hedging programs are not designed to provide foreign currency protection over long time horizons. In designing a specific hedging approach, we consider several factors, including offsetting exposures, significance of exposures, costs associated with entering into a particular hedge instrument, and potential effectiveness of the hedge. The gains and losses on foreign exchange contracts mitigate the effect of currency movements on our operating expenses and service cost of sales.

During the six months ended January 23, 2010, we entered into foreign exchange forward and options contracts denominated in Norwegian kroner to hedge against a portion of the foreign currency exchange risk associated with the purchase consideration for the pending acquisition of Tandberg. Additionally, we have increased the notional amount of these foreign exchange contracts subsequent to January 23, 2010. A strengthening of the U.S. dollar in relation to the Norwegian krone, of a magnitude consistent with reasonably possible near-term movements in exchange rates, could result in a loss of up to approximately $300 million on these currency contracts. A weaker U.S. dollar could have the opposite effect. The amount of the potential gain or loss could vary based on the timing of when the acquisition closes, and the notional amount of foreign exchange forward and options contracts. However, to the extent hedged, any gain or loss will be offset by an equal change to the U.S. dollar equivalent of the purchase consideration for the Tandberg acquisition. To the extent we are not hedged, we will be subject to market risks for currency fluctuations, as the U.S. dollar equivalent of the purchase consideration is dependent on exchange rates. While the acquisition of Tandberg is expected to close in the first half of calendar year 2010, there can be no assurance that the transaction will be completed. In the event that the pending acquisition is not completed, a gain or loss on the unwind of the foreign exchange forward and options contracts denominated in Norwegian kroner may be incurred.

We also enter into foreign exchange forward and option contracts to reduce the short-term effects of foreign currency fluctuations on receivables, investments, and payables denominated in currencies other than the functional currencies of the entities. The market risks associated with these foreign currency receivables, investments, and payables relate primarily to variances from our forecasted foreign currency transactions and balances. Our forward and option contracts generally have the following maturities:

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

Changes in internal control over financial reporting. There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our second quarter of fiscal 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

Brazilian authorities have investigated our Brazilian subsidiary and certain of our current and former employees, as well as a Brazilian importer of our products, and our affiliates and employees, relating to alleged evasion of import taxes and alleged improper transactions involving the subsidiary and the importer. Brazilian authorities have assessed claims against our Brazilian subsidiary based on a theory of joint liability with the Brazilian importer for import taxes and penalties. The claims are for calendar years 2003 through 2007 and aggregate to approximately $180 million for the alleged evasion of import taxes, $80 million for interest, and approximately $1.5 billion for various penalties, all determined using an exchange rate as of January 23, 2010. We have completed a thorough review of the matter and believe the asserted tax claims against us are without merit, and we intend to defend the claims vigorously. While we believe there is no legal basis for our alleged liability, due to the complexities and uncertainty surrounding the judicial process in Brazil, and the nature of the claims asserting joint liability with the importer, we are unable to determine the likelihood of an unfavorable outcome against us and are unable to reasonably estimate a range of loss, if any. We do not expect a final judicial determination for several years.

We have investigated the alleged improper transactions referred to above. We have proactively communicated with United States authorities to provide information and report on our findings and the United States authorities have investigated such allegations.

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

•

Our ability to achieve and maintain targeted cost reductions, such as the resource realignment and expense reduction described in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section in our 2009 Annual Report to Shareholders

•

The ability of our customers, channel partners, contract manufacturers and suppliers to obtain financing or to fund capital expenditures, especially during a period of global credit market disruption or in the event of customer, channel partner, contract manufacturer or supplier financial problems

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

The turmoil in the global credit markets, the instability in the geopolitical environment in many parts of the world and other disruptions, such as changes in energy costs, may continue to put pressure on global economic conditions. Our operating results in one or more segments may also be affected by uncertain or changing economic conditions particularly germane to that segment or to particular customer markets within that segment. The world has recently experienced a global macroeconomic downturn, and if global economic and market conditions, or economic conditions in the United States or other key markets, remain uncertain, persist, or deteriorate further, we may experience material impacts on our business, operating results, and financial condition.

DURING THE RECENT GLOBAL ECONOMIC DOWNTURN AND WHILE THE RELATED MARKET UNCERTAINTY PERSISTS, WE HAVE BEEN INVESTING IN MARKET ADJACENCIES AND ALSO IN THE UNITED STATES AND SELECT EMERGING COUNTRIES, AND IF THE RETURN ON THESE INVESTMENTS IS LOWER OR DEVELOPS MORE SLOWLY THAN WE EXPECT, OUR OPERATING RESULTS MAY BE HARMED

We have been realigning and are dedicating resources to focus on certain market adjacencies, such as enterprise data center virtualization, video/visual networking, collaboration architectures, and globalization, primarily in targeted geographic locations and to focus efforts particularly where we believe the economic recovery will progress the fastest, such as the United States and selected emerging countries, creating opportunities for us even while other countries or markets may not be recovering. However, the return on our investments in such market adjacencies and in such geographic markets may be lower, or may develop more slowly, than we expect. If we do not achieve the benefits anticipated from these investments (including if our selection of areas for investment does not play out as we expect), or if the achievement of these benefits is delayed, our operating results may be adversely affected.

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

Inventory management remains an area of focus. Similar to the first quarter of fiscal 2010, we experienced longer than normal lead times on several of our products in the second quarter of fiscal 2010. This was attributable in part to increasing demand driven by the improvement in our overall markets, and similar to what is happening in the industry, the longer than normal lead time extensions also stemmed from supplier constraints based upon their labor and other actions taken during the global economic downturn. Longer manufacturing lead times in the past have caused some customers to place the same order multiple times within our various sales channels and to cancel the duplicative orders upon receipt of the product, or to place orders with other vendors with shorter manufacturing lead times. Such multiple ordering (along with other factors) or risk of order cancellation may cause difficulty in predicting our sales and, as a result, could impair our ability to manage parts inventory effectively. In addition, our efforts to improve manufacturing lead-time performance may result in corresponding reductions in order backlog. A decline in backlog levels could result in more variability and less predictability in our quarter-to-quarter net sales and operating results. Increases in our purchase commitments to shorten lead times could also lead to excess and obsolete inventory charges if the demand for our products is less than our expectations.

We plan our operating expense levels based primarily on forecasted revenue levels. These expenses and the impact of long-term commitments are relatively fixed in the short term. A shortfall in revenue could lead to operating results being below expectations because we may not be able to quickly reduce these fixed expenses in response to short-term business changes.

Any of the above factors could have a material adverse impact on our operations and financial results.

WE EXPECT GROSS MARGIN TO VARY OVER TIME, AND OUR LEVEL OF PRODUCT GROSS MARGIN MAY NOT BE SUSTAINABLE

Our level of product gross margins may not be sustainable and may continue to be adversely affected by numerous factors, including:

•	Changes in customer, geographic, or product mix, including mix of configurations within each product group

•	Introduction of new products, including products with price-performance advantages

•	Our ability to reduce production costs

•	Entry into new markets or growth in lower margin markets, including markets with different pricing and cost structures, through acquisitions or internal development

•	Sales discounts

•	Increases in material or labor costs

•	Excess inventory and inventory holding charges

•	Obsolescence charges

•	Changes in shipment volume

•	The timing of revenue recognition and revenue deferrals

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

Sales to the service provider market have been characterized by large and sporadic purchases, especially relating to our router sales and sales of certain of our advanced technologies, in addition to longer sales cycles. In the past, we have experienced significant weakness in sales to service providers over certain extended periods of time as market conditions have fluctuated. Sales activity in this industry depends upon the stage of completion of expanding network infrastructures; the availability of funding; and the extent to which service providers are affected by regulatory, economic, and business conditions in the country of operations. Weakness in orders from this industry, including as a result of any slowdown in capital expenditures by service providers (which may be more prevalent during a global economic downturn), could have a material adverse effect on our business, operating results, and financial condition. For example, during fiscal 2009, we experienced a slowdown in service provider capital expenditures globally, which may recur in future quarters. Orders from this industry could decline for many reasons other than the competitiveness of our products and services within their respective markets. For example, in the past, many of our service provider customers have been materially and adversely affected by slowdowns in the general economy, by overcapacity, by changes in the service provider market, by regulatory developments, and by constraints on capital availability, resulting in business failures and substantial reductions in spending and expansion plans. These conditions have materially harmed our business and operating results in the past, and some of these or other conditions in the service provider market could affect our business and operating results in any future period. Finally, service provider customers typically have longer implementation cycles; require a broader range of services, including design services; demand that vendors take on a larger share of risks; often require acceptance provisions, which can lead to a delay in revenue recognition; and expect financing from vendors. All these factors can add further risk to business conducted with service providers.

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

THE MARKETS IN WHICH WE COMPETE ARE INTENSELY COMPETITIVE, WHICH COULD ADVERSELY AFFECT OUR ACHIEVEMENT OF REVENUE GROWTH

The markets in which we compete are characterized by rapid change, converging technologies, and a migration to networking and communications solutions that offer relative advantages. These market factors represent a competitive threat to us. We compete with numerous vendors in each product category. The overall number of our competitors providing niche product solutions may increase. Also, the identity and composition of competitors may change as we increase our activity in our advanced technology markets and market adjacencies. As we continue to expand globally, we may see new competition in different geographic regions. In particular, we have experienced price-focused competition from competitors in Asia, especially from China, and we anticipate this will continue. Our competitors include: Alcatel-Lucent; ARRIS Group, Inc.; Aruba Networks, Inc.; Avaya Inc.; Belden Inc.; Brocade Communications Systems, Inc.; Check Point Software Technologies Ltd.; Citrix Systems, Inc.; D-Link Corporation; LM Ericsson Telephone Company; Extreme Networks, Inc.; F5 Networks, Inc.; Force10 Networks, Inc.; Fortinet, Inc.; Hewlett-Packard Company; Huawei Technologies Co., Ltd.; International Business Machines Corporation; Juniper Networks, Inc.; LogMeIn, Inc.; Meru Networks, Inc.; Microsoft Corporation; Motorola, Inc.; NETGEAR, Inc.; Polycom, Inc.; Riverbed Technology, Inc.; and Symantec Corporation; among others.

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

A reduction or interruption in supply; a significant increase in the price of one or more components; a failure to adequately authorize procurement of inventory by our contract manufacturers; a failure to appropriately cancel, reschedule, or adjust our requirements based on our business needs; or a decrease in demand for our products could materially adversely affect our business, operating results, and financial condition and could materially damage customer relationships. Furthermore, as a result of binding price or purchase commitments with suppliers, we may be obligated to purchase components at prices that are higher than those available in the current market. In the event that we become committed to purchase components at prices in excess of the current market price when the components are actually used, our gross margins could decrease. As the economic recovery appears to be taking hold, some tightening of supply has been observed in some components. See the risk factor above entitled “Our revenue for a particular period is difficult to predict, and a shortfall in revenue may harm our operating results.”

Our growth and ability to meet customer demands depend in part on our ability to obtain timely deliveries of parts from our suppliers and contract manufacturers. We have experienced component shortages in the past, including shortages caused by manufacturing process issues, that have affected our operations. We may in the future experience a shortage of certain component parts as a result of our own manufacturing issues, manufacturing issues at our suppliers or contract manufacturers, capacity problems experienced by our suppliers or contract manufacturers, or strong demand in the industry for those parts. A return to growth in the economy is likely to create greater pressures on us and our suppliers to accurately project overall component demand and component demands within specific product categories and to establish optimal component levels and manufacturing capacity, especially for labor-intensive components, components for which we purchase a substantial portion of the supply, or re-ramping manufacturing capacity for highly complex products. For example, similar to the first quarter of fiscal 2010, we experienced longer than normal lead times on several of our products in the second quarter of fiscal 2010. This was attributable in part to increasing demand driven by the improvement in our overall markets, and similar to what is happening in the industry, the longer than normal lead time extensions also stemmed from supplier constraints based upon their labor and other actions taken during the global economic downturn. If shortages or delays persist or worsen, the price of these components may increase, or the components may not be available at all, and we may also encounter shortages if we do not accurately anticipate our needs. We may not be able to secure enough components at reasonable prices or of acceptable quality to build new products in a timely manner in the quantities or configurations needed. Accordingly, our revenue and gross margins could suffer until other sources can be developed. Our operating results would also be adversely affected if, anticipating greater demand than actually develops, we commit to the purchase of more components than we need, which is more likely to occur in a period of demand uncertainties such as we are currently experiencing. There can be no assurance that we will not encounter these problems in the future. Although in many cases we use standard parts and components for our products, certain components are presently available only from a single source or limited sources, and a global economic downturn and related market uncertainty could negatively impact the availability of components from one or more of these sources, especially during times such as we are currently seeing when there are supplier constraints based on labor and other actions taken during economic downturns. We may not be able to diversify sources in a timely manner, which could harm our ability to deliver products to customers and seriously impact present and future sales.

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

While recently we have focused on managing our costs and expenses, we expect to increase our headcount in upcoming quarters, and over the long term we intend to continue to add personnel and other resources to our engineering, sales, service, and manufacturing functions as we focus on developing market adjacencies, emerging technologies, the next wave of advanced technologies, growing the commercial market segment, capitalizing on our emerging market opportunities, enhancing our evolving support model and increasing our market share gains. We are likely to recognize the costs associated with these investments earlier than some of the anticipated benefits, and the return on these investments may be lower, or may develop more slowly, than we expect. If we do not achieve the benefits anticipated from these investments, or if the achievement of these benefits is delayed, our operating results may be adversely affected.

OUR BUSINESS SUBSTANTIALLY DEPENDS UPON THE CONTINUED GROWTH OF THE INTERNET AND INTERNET-BASED SYSTEMS

A substantial portion of our business and revenue depends on growth and evolution of the Internet, including the continued development of networked Web 2.0 as part of the second major phase of the Internet, and on the deployment of our products by customers who depend on such continued growth and evolution. To the extent that an economic slowdown and reduction in capital spending adversely affect spending on Internet infrastructure, as we have recently seen, we could experience material harm to our business, operating results, and financial condition.

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

•

Economic instability or weakness or natural disasters in a specific country or region; environmental and trade protection measures and other legal and regulatory requirements, some of which may affect our ability to import our products, to export our products from, or sell our products in various countries

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

During the first six months of fiscal 2010, we entered into transactions to hedge a portion of the foreign currency consideration payable in connection with our announced, pending acquisition of Tandberg. These transactions produced gains and losses that were recognized in the first six months of fiscal 2010, and we could recognize losses or gains of a similar or greater magnitude in connection with those transactions or in connection with any similar transactions entered into in connection with that acquisition or future acquisitions. In addition, as the purchase consideration for Tandberg is denominated in a foreign currency, the amount of U.S. dollar equivalent for the Tandberg acquisition is dependent on exchange rates.

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

ADVERSE RESOLUTION OF LITIGATION OR GOVERNMENTAL INVESTIGATIONS MAY HARM OUR OPERATING RESULTS OR FINANCIAL CONDITION

We are a party to lawsuits in the normal course of our business. Litigation can be expensive, lengthy, and disruptive to normal business operations. Moreover, the results of complex legal proceedings are difficult to predict. Brazilian authorities have investigated our Brazilian subsidiary and certain of our current and former employees, as well as a Brazilian importer of our products, and our affiliates and employees, relating to alleged evasion of import taxes and alleged improper transactions involving the subsidiary and the importer. Brazilian authorities have assessed claims against our Brazilian subsidiary based on a theory of joint liability with the Brazilian importer for import taxes and penalties. The claims are for calendar years 2003 through 2007 and aggregate to approximately $180 million for the alleged evasion of import taxes, $80 million for interest, and approximately $1.5 billion for various penalties, all determined using an exchange rate as of January 23, 2010. We have completed a thorough review of the matter and believe the asserted tax claims against us are without merit, and we intend to defend the claims vigorously. While we believe there is no legal basis for our alleged liability, due to the complexities and uncertainty surrounding the judicial process in Brazil, and the nature of the claims asserting joint liability with the importer, we are unable to determine the likelihood of an unfavorable outcome against us and are unable to reasonably estimate a range of loss, if any. We have investigated the alleged improper transactions referred to above. We have proactively communicated with United States authorities to provide information and report on our findings and the United States authorities have investigated such allegations. An unfavorable resolution of lawsuits or governmental investigations could have a material adverse effect on our business, operating results, or financial condition. For additional information regarding certain of the matters in which we are involved, see Item 1, “Legal Proceedings,” contained in Part II of this report.

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

We have several strategic alliances with large and complex organizations and other companies with which we work to offer complementary products and services and have established a joint venture to market services associated with our UCS products. These arrangements are generally limited to specific projects, the goal of which is generally to facilitate product compatibility and adoption of industry standards. There can be no assurance we will realize the expected benefits from these strategic alliances or from the joint venture. If successful, these relationships may be mutually beneficial and result in industry growth. However, alliances carry an element of risk because, in most cases, we must compete in some business areas with a company with which we have a strategic alliance and, at the same time, cooperate with that company in other business areas. Also, if these companies fail to perform or if these relationships fail to materialize as expected, we could suffer delays in product development or other operational difficulties. Joint ventures can be difficult to manage, given the potentially different interests of joint venture partners.

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

THERE CAN BE NO ASSURANCE THAT OUR OPERATING RESULTS AND FINANCIAL CONDITION WILL NOT BE ADVERSELY AFFECTED BY OUR INCURRENCE OF SENIOR UNSECURED DEBT

In February 2006, we issued senior unsecured notes in an aggregate principal amount of $6.5 billion, of which $500 million matured in February 2009, $3.0 billion will mature in February 2011, and the balance will mature in February 2016. In addition, in February 2009 we issued an aggregate of $4.0 billion of senior unsecured notes that mature at specific dates in 2019 and 2039. A portion of the proceeds of the notes issued in February 2009 was used to repay in full the notes that matured that month. Also, in November 2009, we issued senior unsecured notes in an aggregate principal amount of $5.0 billion, of which $500 million will mature in November 2014, $2.5 billion will mature in January 2020, and the balance will mature in January 2040. The outstanding notes bear fixed-rate interest payable semi-annually. The fair value of the long-term debt is subject to market interest rate volatility. The instruments governing the notes contain certain covenants applicable to us and our subsidiaries that may adversely affect our ability to incur certain liens or engage in certain types of sale and leaseback transactions. In addition, we will be required to have available in the United States sufficient cash to repay these notes on maturity. There can be no assurance that our incurrence of this debt will be a better means of providing liquidity to us than would our use of our existing cash resources, including cash currently held offshore. Further, we cannot be assured that our maintenance of this indebtedness will not adversely affect our operating results or financial condition. In addition, changes by any rating agency to our credit rating can negatively impact the value and liquidity of both our debt and equity securities.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a) None.

(b) None.

(c) Issuer Purchases of Equity Securities (in millions, except per-share amounts)

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (2)
October 25, 2009 to November 21, 2009	11	$23.72	11	$12,823
November 22, 2009 to December 19, 2009	25	$23.72	25	$12,223
December 20, 2009 to January 23, 2010	27	$24.29	27	$11,568

Total	63	$23.96	63

(1)	Includes approximately 295,000 shares repurchased to satisfy tax withholding obligations that arose on the vesting of shares of restricted stock and restricted stock units.

(2)

On September 13, 2001, we announced that our Board of Directors had authorized a stock repurchase program. As of January 23, 2010, our Board of Directors had authorized the repurchase of up to $72 billion of common stock under this program. During the second quarter of fiscal 2010, we repurchased and retired 63 million shares of our common stock under this program at a weighted-average price of $23.96 per share for an aggregate purchase price of $1.5 billion. As of January 23, 2010, we had repurchased and retired 2.9 billion shares of our common stock at a weighted-average price of $20.55 per share for an aggregate purchase price of $60.4 billion since inception of the stock repurchase program, and the remaining authorized amount for stock repurchases under this program was $11.6 billion with no termination date.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

We held our Annual Meeting of Shareholders on November 12, 2009. At the meeting, our shareholders voted on the following seven proposals and cast their votes as follows:

Proposal 1: To elect thirteen members of our Board of Directors:

Nominee	For	Against	Abstain
Carol A. Bartz	4,725,770,487	107,859,500	13,005,797
M. Michele Burns	4,780,786,813	52,139,185	13,710,584
Michael D. Capellas	4,781,485,918	51,359,446	13,791,219
Larry R. Carter	4,788,532,320	44,492,537	13,611,726
John T. Chambers	4,734,179,626	99,749,363	12,707,535
Brian L. Halla	4,766,858,456	65,766,628	14,010,639
Dr. John L. Hennessy	4,233,321,211	593,434,273	19,881,039
Richard M. Kovacevich	4,512,674,166	319,974,515	13,941,543
Roderick C. McGeary	4,765,183,873	67,168,574	14,233,977
Michael K. Powell	4,806,571,036	26,288,604	13,727,909
Arun Sarin	4,806,065,451	26,235,025	14,286,562
Steven M. West	4,777,246,457	55,657,859	13,682,722
Jerry Yang	4,769,090,629	64,689,653	12,806,756

Proposal 2: To approve the amendment and restatement of the 2005 Stock Incentive Plan:

For	Against	Abstain	Broker Non-votes
3,007,546,131	944,377,933	15,938,985	878,773,534

Proposal 3: To approve the amendment and restatement of the Employee Stock Purchase Plan:

For	Against	Abstain	Broker Non-votes
3,685,871,779	268,279,249	13,793,232	878,692,323

Proposal 4: To ratify the appointment of PricewaterhouseCoopers LLP as our independent registered public accounting firm for the fiscal year ending July 31, 2010:

For	Against	Abstain	Broker Non-votes
4,792,139,849	46,477,359	7,973,232	46,143

Proposal 5: A shareholder proposal to amend our corporate Bylaws to establish a Board Committee on Human Rights:

For	Against	Abstain	Broker Non-votes
178,141,025	3,353,529,611	436,276,879	878,689,068

Proposal 6: A shareholder proposal requesting the Board of Directors to adopt a policy that shareholders be provided the opportunity, at each annual meeting of shareholders, to vote on an advisory resolution to ratify the compensation of the named executive officers described in the proxy statement for the annual meeting:

For	Against	Abstain	Broker Non-votes
1,941,615,164	1,833,621,746	192,650,370	878,749,303

Proposal 7: A shareholder proposal requesting that the Board of Directors to publish a report to shareholders within six months providing a summarized listing and assessment of concrete steps we could reasonably take to reduce the likelihood that our business practices might enable or encourage the violation of human rights:

For	Against	Abstain	Broker Non-votes
1,118,479,047	2,268,819,959	580,641,194	878,696,383

Item 5.	Other Information

None.

Item 6.	Exhibits

The following documents are filed as Exhibits to this report:

4.1	Indenture, dated November 17, 2009, between the Company and The Bank of New York Mellon Trust Company, N.A., as Trustee (incorporated by reference to Exhibit 4.1 of Form 8-K (File No. 0-18225) filed November 17, 2009).

4.2	Forms of Global Note for the Company’s 2.90% Senior Notes due 2014, 4.45% Senior Notes due 2020 and 5.50% Senior Notes due 2040 (contained in Exhibit No. 4.1).

10.1	Underwriting Agreement, dated November 9, 2009, among the Company and Barclays Capital Inc., Credit Suisse Securities (USA) LLC and Deutsche Bank Securities Inc., as representatives of the several underwriters named therein (incorporated by reference to Exhibit 1.1 of Form 8-K (File No. 0-18225) filed November 13, 2009).

10.2	Cisco Systems, Inc. 2005 Stock Incentive Plan (including related form agreements) (incorporated by reference to Exhibit 10.1 of Form 8-K (File No. 0-18225) filed November 12, 2009).

10.3	Cisco Systems, Inc. Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.2 of Form 8-K (File No. 0-18225) filed November 12, 2009).

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32.1	Section 1350 Certification of Principal Executive Officer

32.2	Section 1350 Certification of Principal Financial Officer

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	XBRL (Extensible Business Reporting Language) information is furnished and not filed herewith, is not a part of a registration statement or Prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Cisco Systems, Inc.

Date: February 16, 2010	By	/s/ Frank A. Calderoni
Frank A. Calderoni Executive Vice President and Chief Financial Officer (Principal Financial Officer and duly authorized signatory)

EXHIBIT INDEX

4.1	Indenture, dated November 17, 2009, between the Company and The Bank of New York Mellon Trust Company, N.A., as Trustee (incorporated by reference to Exhibit 4.1 of Form 8-K (File No. 0-18225) filed November 17, 2009).

4.2	Forms of Global Note for the Company’s 2.90% Senior Notes due 2014, 4.45% Senior Notes due 2020 and 5.50% Senior Notes due 2040 (contained in Exhibit No. 4.1).

10.1	Underwriting Agreement, dated November 9, 2009, among the Company and Barclays Capital Inc., Credit Suisse Securities (USA) LLC and Deutsche Bank Securities Inc., as representatives of the several underwriters named therein (incorporated by reference to Exhibit 1.1 of Form 8-K (File No. 0-18225) filed November 13, 2009).

10.2	Cisco Systems, Inc. 2005 Stock Incentive Plan (including related form agreements) (incorporated by reference to Exhibit 10.1 of Form 8-K (File No. 0-18225) filed November 12, 2009).

10.3	Cisco Systems, Inc. Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.2 of Form 8-K (File No. 0-18225) filed November 12, 2009).

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32.1	Section 1350 Certification of Principal Executive Officer

32.2	Section 1350 Certification of Principal Financial Officer

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	XBRL (Extensible Business Reporting Language) information is furnished and not filed herewith, is not a part of a registration statement or Prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.