Form 10-Q
period 2010-05-01
CISCO SYSTEMS INC
filed 2010-05-26
CIK 858877

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 1, 2010

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

As of May 20, 2010, 5,711,151,107 shares of the registrant’s common stock were outstanding.

Cisco Systems, Inc.

FORM 10-Q for the Quarter Ended May 1, 2010

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

CISCO SYSTEMS, INC.

CONSOLIDATED BALANCE SHEETS

(in millions, except par value)

(Unaudited)

	May 1, 2010	July 25, 2009
ASSETS
Current assets:
Cash and cash equivalents	$3,961	$5,718
Investments	35,145	29,283
Accounts receivable, net of allowance for doubtful accounts of $216 at May 1, 2010 and July 25, 2009	4,078	3,177
Inventories	1,250	1,074
Deferred tax assets	2,277	2,320
Other current assets	3,047	2,605

Total current assets	49,758	44,177

Property and equipment, net	3,994	4,043
Goodwill	16,668	12,925
Purchased intangible assets, net	3,448	1,702
Other assets	5,424	5,281

TOTAL ASSETS	$79,292	$68,128

LIABILITIES AND EQUITY
Current liabilities:
Short-term debt	$3,127	$—
Accounts payable	902	675
Income taxes payable	167	166
Accrued compensation	2,709	2,535
Deferred revenue	7,154	6,438
Other current liabilities	4,380	3,841

Total current liabilities	18,439	13,655

Long-term debt	12,119	10,295
Income taxes payable	1,054	2,007
Deferred revenue	3,149	2,955
Other long-term liabilities	679	539

Total liabilities	35,440	29,451

Commitments and contingencies (Note 11)
Equity:
Cisco shareholders’ equity:
Preferred stock, no par value: 5 shares authorized; none issued and outstanding	—	—
Common stock and additional paid-in capital, $0.001 par value: 20,000 shares authorized; 5,722 and 5,785 shares issued and outstanding at May 1, 2010 and July 25, 2009, respectively	37,584	34,344
Retained earnings	5,570	3,868
Accumulated other comprehensive income	676	435

Total Cisco shareholders’ equity	43,830	38,647

Noncontrolling interests	22	30

Total equity	43,852	38,677

TOTAL LIABILITIES AND EQUITY	$79,292	$68,128

See Notes to Consolidated Financial Statements.

CISCO SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in millions, except per-share amounts)

(Unaudited)

	Three Months Ended		Nine Months Ended
	May 1, 2010	April 25, 2009	May 1, 2010	April 25, 2009
NET SALES:
Product	$8,436	$6,420	$23,612	$22,402
Service	1,932	1,742	5,592	5,180

Total net sales	10,368	8,162	29,204	27,582

COST OF SALES:
Product	3,010	2,327	8,311	8,045
Service	728	606	2,043	1,904

Total cost of sales	3,738	2,933	10,354	9,949

GROSS MARGIN	6,630	5,229	18,850	17,633

OPERATING EXPENSES:
Research and development	1,411	1,243	3,882	3,928
Sales and marketing	2,260	1,956	6,365	6,394
General and administrative	497	302	1,404	1,077
Amortization of purchased intangible assets	117	121	360	369
In-process research and development	—	—	—	3

Total operating expenses	4,285	3,622	12,011	11,771

OPERATING INCOME	2,345	1,607	6,839	5,862
Interest income	158	194	481	675
Interest expense	(182)	(105)	(454)	(232)
Other income (loss), net	82	(9)	131	(145)

Interest and other income, net	58	80	158	298

INCOME BEFORE PROVISION FOR INCOME TAXES	2,403	1,687	6,997	6,160
Provision for income taxes	211	339	1,165	1,107

NET INCOME	$2,192	$1,348	$5,832	$5,053

Net income per share:
Basic	$0.38	$0.23	$1.01	$0.86

Diluted	$0.37	$0.23	$0.99	$0.86

Shares used in per-share calculation:
Basic	5,731	5,805	5,746	5,844

Diluted	5,869	5,818	5,869	5,871

See Notes to Consolidated Financial Statements.

CISCO SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

(Unaudited)

	Nine Months Ended
	May 1, 2010	April 25, 2009
Cash flows from operating activities:
Net income	$5,832	$5,053
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and other noncash items	1,415	1,244
Share-based compensation expense	1,126	901
Provision for doubtful accounts	18	36
Deferred income taxes	(256)	(166)
Excess tax benefits from share-based compensation	(177)	(25)
In-process research and development	—	3
Net (gains) losses on investments	(147)	113
Change in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(662)	1,337
Inventories	(86)	199
Lease receivables, net	(263)	(127)
Accounts payable	160	(198)
Income taxes payable	(204)	274
Accrued compensation	138	120
Deferred revenue	740	9
Other assets	(544)	(618)
Other liabilities	(149)	(243)

Net cash provided by operating activities	6,941	7,912

Cash flows from investing activities:
Purchases of investments	(35,263)	(31,865)
Proceeds from sales of investments	12,193	17,291
Proceeds from maturities of investments	17,474	9,088
Acquisition of property and equipment	(699)	(794)
Acquisition of businesses, net of cash and cash equivalents acquired	(4,950)	(338)
Change in investments in privately held companies	(68)	(78)
Other	80	(54)

Net cash used in investing activities	(11,233)	(6,750)

Cash flows from financing activities:
Issuance of common stock	2,780	486
Repurchase of common stock	(5,440)	(2,807)
Issuance of long-term debt	4,944	3,991
Short-term borrowings, net	62	—
Repayment of long-term debt	—	(500)
Settlements of interest rate derivatives related to long-term debt	23	(42)
Excess tax benefits from share-based compensation	177	25
Other	(11)	(147)

Net cash provided by financing activities	2,535	1,006

Net (decrease) increase in cash and cash equivalents	(1,757)	2,168
Cash and cash equivalents, beginning of period	5,718	5,191

Cash and cash equivalents, end of period	$3,961	$7,359

See Notes to Consolidated Financial Statements.

CISCO SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF EQUITY

(in millions)

(Unaudited)

Nine Months Ended April 25, 2009	Shares of Common Stock	Common Stock and Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Cisco Shareholders’ Equity	Noncontrolling Interests	Total Equity
BALANCE AT JULY 26, 2008	5,893	$33,505	$120	$728	$34,353	$49	$34,402
Net income	—	—	5,053	—	5,053	—	5,053
Change in unrealized gains and losses on investments	—	—	—	(173)	(173)	(22)	(195)
Change in derivative instruments	—	—	—	(136)	(136)	—	(136)
Change in cumulative translation adjustment and other	—	—	—	(429)	(429)	—	(429)

Comprehensive income (loss)					4,315	(22)	4,293

Issuance of common stock	39	486	—	—	486	—	486
Repurchase of common stock	(160)	(936)	(1,881)	—	(2,817)	—	(2,817)
Tax benefits from employee stock incentive plans	—	5	—	—	5	—	5
Purchase acquisitions	—	13	—	—	13	—	13
Share-based compensation expense	—	901	—	—	901	—	901

BALANCE AT APRIL 25, 2009	5,772	$33,974	$3,292	$(10)	$37,256	$27	$37,283

Nine Months Ended May 1, 2010	Shares of Common Stock	Common Stock and Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Cisco Shareholders’ Equity	Noncontrolling Interests	Total Equity
BALANCE AT JULY 25, 2009	5,785	$34,344	$3,868	$435	$38,647	$30	$38,677
Net income	—	—	5,832	—	5,832	—	5,832
Change in unrealized gains and losses on investments	—	—	—	233	233	(8)	225
Change in derivative instruments	—	—	—	(4)	(4)	—	(4)
Change in cumulative translation adjustment and other	—	—	—	12	12	—	12

Comprehensive income (loss)					6,073	(8)	6,065

Issuance of common stock	167	2,780	—	—	2,780	—	2,780
Repurchase of common stock	(230)	(1,458)	(4,130)	—	(5,588)	—	(5,588)
Tax benefits from employee stock incentive plans, including transfer pricing adjustments	—	710	—	—	710	—	710
Purchase acquisitions	—	82	—	—	82	—	82
Share-based compensation expense	—	1,126	—	—	1,126	—	1,126

BALANCE AT MAY 1, 2010	5,722	$37,584	$5,570	$676	$43,830	$22	$43,852

Supplemental Information

In September 2001, the Company’s Board of Directors authorized a stock repurchase program. As of May 1, 2010, the Company’s Board of Directors had authorized an aggregate repurchase of up to $72 billion of common stock under this program with no termination date. For additional information regarding stock repurchases, see Note 12 to the Consolidated Financial Statements. The stock repurchases since the inception of this program and the related impact on Cisco shareholders’ equity are summarized in the table below (in millions):

	Shares of Common Stock	Common Stock and Additional Paid-In Capital	Retained Earnings	Total Cisco Shareholders’ Equity
Repurchases of common stock under the repurchase program	3,028	$12,113	$50,569	$62,682

See Notes to Consolidated Financial Statements.

CISCO SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	Basis of Presentation

The fiscal year for Cisco Systems, Inc. (the “Company” or “Cisco”) is the 52 or 53 weeks ending on the last Saturday in July. Fiscal 2010 is a 53-week fiscal year and fiscal 2009 was a 52-week fiscal year. The third quarter of fiscal 2010 consisted of 14 weeks, one week more than a typical quarter. The Consolidated Financial Statements include the accounts of Cisco and its subsidiaries. All significant intercompany accounts and transactions have been eliminated. The Company conducts business globally and is primarily managed on a geographic basis in the following theaters: United States and Canada, European Markets, Emerging Markets, Asia Pacific, and Japan. The Emerging Markets theater consists of Eastern Europe, Latin America, the Middle East and Africa, and Russia and the Commonwealth of Independent States.

The accompanying financial data as of May 1, 2010 and for the three and nine months ended May 1, 2010 and April 25, 2009 has been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. The July 25, 2009 Consolidated Balance Sheet was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and the notes thereto, included in the Company’s Annual Report on Form 10-K for the fiscal year ended July 25, 2009.

In the opinion of management, all adjustments (which include normal recurring adjustments, except as disclosed herein) necessary to present fairly the statement of financial position as of May 1, 2010, and results of operations for the three and nine months ended May 1, 2010 and April 25, 2009, cash flows, and equity for the nine months ended May 1, 2010 and April 25, 2009, as applicable, have been made. The results of operations for the three and nine months ended May 1, 2010 are not necessarily indicative of the operating results for the full fiscal year or any future periods.

The Company has made certain reclassifications to prior period amounts relating to net sales for similar groups of products, and gross margin by theater, due to refinement of the respective categories. The Company has made certain other reclassifications to prior period amounts in order to conform to the current period’s presentation.

The Company has evaluated subsequent events through the date that the financial statements were issued based on the accounting guidance for subsequent events.

2.	Summary of Significant Accounting Policies

(a) New Accounting Standards Recently Adopted

Revenue Recognition for Arrangements with Multiple Deliverables

In October 2009, the Financial Accounting Standards Board (FASB) amended the accounting standards for revenue recognition to remove from the scope of industry-specific software revenue recognition guidance, tangible products containing software components and nonsoftware components that function together to deliver the product’s essential functionality. In October 2009, the FASB also amended the accounting standards for multiple-deliverable revenue arrangements to:

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

Many of the Company’s products have both software and nonsoftware components that function together to deliver the products’ essential functionality. The Company’s product offerings fall into the following categories: routing, switching, advanced technologies, and other products, which include emerging technologies. In addition to its product offerings, the Company provides a broad range of technical support and advanced services, as discussed above. The Company has a broad customer base that encompasses virtually all types of public and private entities, including enterprise businesses, service providers, commercial customers, and consumers. The Company and its sales force are not organized by product divisions and all of the above described products and services can be sold standalone or together in various combinations across the Company’s geographic segments or customer markets. For example, service provider arrangements are typically larger in scale with longer deployment schedules and involve the delivery of a variety of product technologies, including high-end routing, video and network management software, among others, along with technical support and advanced services. The Company’s enterprise and commercial arrangements are typically unique for each customer and smaller in scale and may include network infrastructure products such as routers and switches or collaboration technologies such as Unified Communications and Cisco TelePresence systems along with technical support services. Consumer products, including Linksys wireless routers and Pure Digital video recorders, are sold in standalone arrangements directly to distributors and retailers without support, as customers generally only require repair or replacement of defective products or parts under warranty.

The Company enters into revenue arrangements that may consist of multiple deliverables of its product and service offerings due to the needs of its customers. For example, a customer may purchase routing products along with a contract for technical support services. This arrangement would consist of multiple elements, with the products delivered in one reporting period and the technical support services delivered across multiple reporting periods. Another customer may purchase networking products along with advanced service offerings, in which all the elements are delivered within the same reporting period. In addition, distributors and retail partners purchase products or services on a standalone basis for the purpose of stocking for resale to an end user, and these transactions would not result in a multiple element arrangement.

For transactions entered into prior to the first quarter of fiscal 2010, the Company primarily recognized revenue based on software revenue recognition guidance. For the vast majority of the Company’s arrangements involving multiple deliverables, such as sales of products with services, the entire fee from the arrangement was allocated to each respective element based on its relative selling price, using VSOE. In the limited circumstances when the Company was not able to determine VSOE for all of the deliverables of the arrangement, but was able to obtain VSOE for any undelivered elements, revenue was allocated using the residual method. Under the residual method, the amount of revenue allocated to delivered elements equaled the total arrangement consideration less the aggregate selling price of any undelivered elements, and no revenue was recognized until all elements without VSOE had been delivered. If VSOE of any undelivered items did not exist, revenue from the entire arrangement was initially deferred and recognized at the earlier of (i) delivery of those elements for which VSOE did not exist or (ii) when VSOE can be established. However, in limited cases where technical support services were the only undelivered element without VSOE, the entire arrangement fee was recognized ratably as a single unit of accounting over the technical services contractual period. The residual and ratable revenue recognition methods were generally used in a limited number of arrangements containing advanced and emerging technologies, such as Cisco TelePresence systems. Several of these technologies are sold as solution offerings whereby products or services are not sold on a standalone basis.

In many instances, products are sold separately in standalone arrangements as customers may support the products themselves or purchase support on a time and materials basis. Advanced services are sold in standalone engagements such as general consulting, network management, or security advisory projects. Also, technical support services are sold separately through renewals of annual contracts. As a result, for substantially all of the arrangements with multiple deliverables pertaining to routing and switching products and related services, as well as most arrangements containing advanced and emerging technologies, the Company has used and intends to continue using VSOE to allocate the selling price to each deliverable. Consistent with its methodology under previous accounting guidance, the Company determines VSOE based on its normal pricing and discounting practices for the specific product or service when sold separately. In determining VSOE, the Company requires that a substantial majority of the selling prices for a product or service fall within a reasonably narrow pricing range, generally evidenced by approximately 80% of such historical standalone transactions falling within plus or minus 15% of the median rates. In addition, the Company considers the geographies in which the products or services are sold, major product and service groups and customer classifications, and other environmental or marketing variables in determining VSOE.

In certain limited instances, the Company is not able to establish VSOE for all deliverables in an arrangement with multiple elements. This may be due to the Company infrequently selling each element separately, not pricing products within a narrow range, or only having a limited sales history, such as in the case of certain advanced and emerging technologies. When VSOE cannot be established, the Company attempts to establish selling price of each element based on TPE. TPE is determined based on competitor prices for similar deliverables when sold separately. Generally, the Company’s go-to-market strategy differs from that of its peers and its offerings contain a significant level of customization and differentiation such that the comparable pricing of products with similar functionality cannot be obtained. Furthermore, the Company is unable to reliably determine what similar competitor products’ selling prices are on a standalone basis. Therefore, the Company is typically not able to determine TPE.

When the Company is unable to establish selling price using VSOE or TPE, the Company uses ESP in its allocation of arrangement consideration. The objective of ESP is to determine the price at which the Company would transact a sale if the product or service were sold on a standalone basis. ESP is generally used for new or highly customized offerings and solutions or offerings not priced within a narrow range, and it applies to a small proportion of the Company’s arrangements with multiple deliverables.

The Company determines ESP for a product or service by considering multiple factors, including, but not limited to, geographies, market conditions, competitive landscape, internal costs, gross margin objectives, and pricing practices. The determination of ESP is made through consultation with and formal approval by the Company’s management, taking into consideration the go-to-market strategy.

The Company regularly reviews VSOE, TPE, and ESP and maintains internal controls over the establishment and updates of these estimates. There were no material impacts during the quarter nor does the Company currently expect a material impact in the near term from changes in VSOE, TPE, or ESP.

Net sales as reported and the Company’s estimate of the pro forma net sales that would have been reported during the three and nine months ended May 1, 2010, if the transaction entered into or materially modified after July 25, 2009 were subject to previous accounting guidance, are shown in the following table (in millions):

	Three Months Ended May 1, 2010		Nine Months Ended May 1, 2010
	As Reported	Pro Forma Basis as if the Previous Accounting Guidance Were in Effect	As Reported	Pro Forma Basis as if the Previous Accounting Guidance Were in Effect
Net sales	$10,368	$10,288	$29,204	$29,051

The estimated impact to net sales of the accounting standard was primarily to net product sales.

The new accounting standards for revenue recognition if applied in the same manner to the year ended July 25, 2009 would not have had a material impact on net sales for that fiscal year. In terms of the timing and pattern of revenue recognition, the new accounting guidance for revenue recognition is not expected to have a significant effect on net sales in periods after the initial adoption when applied to multiple-element arrangements based on current go-to-market strategies due to the existence of VSOE across most of the Company’s product and service offerings. However, the Company expects that this new accounting guidance will facilitate the Company’s efforts to optimize its offerings due to better alignment between the economics of an arrangement and the accounting. This may lead to the Company engaging in new go-to-market practices in the future. In particular, the Company expects that the new accounting standards will enable it to better integrate products and services without VSOE into existing offerings and solutions. As these go-to-market strategies evolve, the Company may modify its pricing practices in the future, which could result in changes in selling prices, including both VSOE and ESP. As a result, the Company’s future revenue recognition for multiple-element arrangements could differ materially from the results in the current period. The Company is currently unable to determine the impact that the newly adopted accounting guidance could have on its revenue as these go-to-market strategies evolve.

The Company’s arrangements with multiple deliverables may have a standalone software deliverable that is subject to the existing software revenue recognition guidance. The revenue for these multiple-element arrangements is allocated to the software deliverable and the nonsoftware deliverables based on the relative selling prices of all of the deliverables in the arrangement using the hierarchy in the new revenue accounting guidance. In the limited circumstances where the Company cannot determine VSOE or TPE of the selling price for all of the deliverables in the arrangement, including the software deliverable, ESP is used for the purposes of performing this allocation.

Fair Value Measures

Effective as of the first quarter of fiscal 2010, the Company adopted revised accounting guidance for the fair value measurement and disclosure of its nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The adoption of this accounting guidance did not have a material impact on the Company’s financial position or results of operations. In January 2010, the FASB issued revised guidance intended to improve disclosures related to fair value measurements. This guidance requires new disclosures as well as clarifies certain existing disclosure requirements. New disclosures under this guidance require separate information about significant transfers in and out of Level 1 and Level 2 fair value measurement categories and the reason for such transfers and also require purchases, sales, issuances, and settlements information for Level 3 measurements to be included in the rollforward of activity on a gross basis. The guidance also clarifies the requirement to determine the level of disaggregation for fair value measurement disclosures and the requirement to disclose valuation techniques and inputs used for both recurring and nonrecurring fair value measurements in either Level 2 or Level 3. This accounting guidance was effective for the Company beginning in the third quarter of fiscal 2010, except for the rollforward of activity on a gross basis for Level 3 fair value measurement, which will be effective for the Company in the first quarter of fiscal 2012. The Company adopted the applicable portions of this guidance beginning in the third quarter of fiscal 2010, and it is currently evaluating the impact that the adoption of the remainder of this guidance might have on its financial statement disclosures in the first quarter of fiscal 2012.

Business Combinations and Noncontrolling Interests

Effective the first quarter of fiscal 2010, the Company adopted the revised accounting guidance for business combinations, which changed its previous accounting practices regarding business combinations. The more significant changes include an expanded definition of a business and a business combination; recognition of assets acquired, liabilities assumed and noncontrolling interests (including goodwill) measured at fair value at the acquisition date; recognition of acquisition-related expenses and restructuring costs separately from the business combination; recognition of assets acquired and liabilities assumed at their acquisition-date fair values with subsequent changes recognized in earnings; and capitalization of in-process research and development (IPR&D) at fair value as an indefinite-lived intangible asset. Such IPR&D will be assessed for impairment until completion and, following completion, will be amortized. The guidance also amends and clarifies the application issues on initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. The impact of this accounting guidance and its relevant updates on the Company’s results of operations or financial position will vary depending on each specific business combination or asset purchase. See Note 3.

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

(b) Recent Accounting Standards Not Yet Effective

In June 2009, the FASB issued revised guidance for the accounting of variable interest entities. This revised guidance replaces the quantitative-based risks and rewards approach with a qualitative approach that focuses on identifying which enterprise has the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and has the obligation to absorb losses or the right to receive benefits from the entity that could be potentially significant to the variable interest entity. The accounting guidance also requires an ongoing reassessment of whether an enterprise is the primary beneficiary and requires additional disclosures about an enterprise’s involvement in variable interest entities. This accounting guidance is effective for the Company beginning in the first quarter of fiscal 2011. The Company is currently evaluating the impact that the adoption of this guidance will have on its consolidated financial statements. In February 2010, the FASB issued amendments to the consolidation requirements for certain investment funds. The amendments specify the attributes that qualify an entity for deferral of the application of Consolidations: Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities. The amendments include guidance on the nature and characteristics, and on the applicable disclosure requirements, for entities that qualify for the deferral. The amendments further provide that if an entity that initially met the deferral requirements ceases to qualify for the deferral as a result of a change in facts and circumstances, the reporting entity shall initially measure the assets, liabilities, and noncontrolling interests of the variable interest entity as of the date the entity ceased to qualify for the deferral. The amendments also clarify that when performing an analysis on whether or not the fees paid to a legal entity’s decision maker or service provider are variable interests, a related party’s interest should be considered as though it were the reporting entity’s own interest. These amendments are effective for the Company beginning in the first quarter of fiscal 2011. The Company is currently evaluating the impact that the adoption of these amendments will have on its consolidated financial statements.

In June 2009, the FASB issued revised guidance for the accounting of transfers of financial assets. This guidance eliminates the concept of a qualifying special-purpose entity, removes the scope exception for qualifying special-purpose entities when applying the accounting guidance related to the consolidation of variable interest entities, changes the requirements for derecognizing financial assets, and requires enhanced disclosure. This accounting guidance is effective for the Company beginning in the first quarter of fiscal 2011. The Company is currently evaluating the impact that the adoption of this guidance will have on its consolidated financial statements.

3.	Business Combinations

(a) Business Combinations Completed During the Period

A summary of the business combinations completed during the nine months ended May 1, 2010 is as follows (in millions):

	Purchase Consideration	Net Tangible Assets Acquired/(Liabilities Assumed) (1)	Purchased Intangible Assets	Goodwill
ScanSafe, Inc.	$154	$2	$31	$121
Starent Networks, Corp.	2,636	(17)	1,274	1,379
Tandberg ASA	3,268	17	980	2,271
Other	3	(5)	6	2

Total	$6,061	$(3)	$2,291	$3,773

(1)

Net liabilities assumed for business combinations completed during the nine months ended May 1, 2010 primarily consist of net deferred tax liabilities, partially offset by $748 million of cash and cash equivalents acquired.

The Company continues to evaluate certain assets and liabilities related to business combinations completed during the period. Additional information, which existed as of the acquisition date but was at that time unknown to the Company, may become known to the Company during the remainder of the measurement period, a period not to exceed 12 months from the acquisition date. Changes to amounts recorded as assets or liabilities may result in a corresponding adjustment to goodwill.

•

In December 2009, the Company acquired ScanSafe, Inc., a provider of hosted web security to help build a borderless network security architecture that combines network and cloud-based services for advanced security enforcement.

•

In December 2009, the Company acquired Starent Networks, Corp. (“Starent”), a provider of IP-based mobile infrastructure for mobile and converged carriers, to enhance the Company’s portfolio of products to provide an integrated architecture to offer rich, quality multimedia experiences to mobile subscribers.

•

In April 2010, the Company acquired Tandberg ASA (“Tandberg”), a leader in video communications. With this acquisition, the Company expects that it will be able to combine innovations with multivendor interoperability capabilities to provide a platform significantly more attractive to its customers and partners.

The total purchase consideration related to the Company’s business combinations completed during the nine months ended May 1, 2010, consisted of approximately $6.0 billion in cash and $82 million in vested share-based awards assumed. For the April 2010 acquisition of Tandberg, of the total consideration of $3.3 billion, approximately $281 million (based on exchange rates in effect as of May 1, 2010) relating to the compulsory acquisition of non-tendered shares is expected to be paid during the fourth quarter of fiscal 2010.

The Consolidated Financial Statements include the operating results of each business from the date of acquisition. Pro forma results of operations for the acquisitions completed during the nine months ended May 1, 2010 have not been presented because the effects of the acquisitions, individually and in the aggregate, were not material to the Company’s financial results. For the three and nine months ended May 1, 2010, the Company recorded business combination-related transaction costs of $10 million and $33 million, respectively, within general and administrative expenses.

(b) Cash Compensation Expense Related to Acquisitions and Investments

In connection with the Company’s business combinations and asset purchases, the Company has agreed to pay certain amounts contingent upon the achievement of certain agreed-upon technology, development, product, or other milestones or the continued employment with the Company of certain employees of the acquired entities.

The following table presents the cash compensation expense related to acquisitions and investments (in millions):

	Three Months Ended		Nine Months Ended
	May 1, 2010	April 25, 2009	May 1, 2010	April 25, 2009
Cash compensation expense	$19	$98	$85	$257

The Company may be required to recognize future compensation expense pursuant to these agreements of up to $206 million, which includes the remaining potential amount of compensation expense related to Nuova Systems, Inc., as discussed below.

During fiscal 2008, the Company purchased the remaining interests in Nuova Systems, Inc. (“Nuova Systems”) not previously held by the Company, representing approximately 20% of Nuova Systems. Under the terms of the merger agreement, the former noncontrolling interest holders of Nuova Systems are eligible to receive up to three milestone payments based on agreed-upon formulas totaling up to a maximum of $678 million. During the first nine months of fiscal 2010, the Company recorded $65 million of compensation expense, and through May 1, 2010, the Company has recorded aggregate compensation expense of $487 million related to the fair value of amounts that are expected to be earned by the former noncontrolling interest holders pursuant to a vesting schedule. Of this compensation, approximately $261 million was paid during the third quarter of fiscal 2010, and the remainder is expected to be paid primarily in fiscal 2011 and fiscal 2012. Actual amounts payable to the former noncontrolling interest holders of Nuova Systems will depend upon achievement under the agreed-upon formulas and vesting.

4.	Goodwill and Purchased Intangible Assets

(a) Goodwill

The following table presents the goodwill allocated to the Company’s reportable segments as of and during the nine months ended May 1, 2010 (in millions):

	Balance at July 25, 2009	Acquisitions	Other	Balance at May 1, 2010
United States and Canada	$9,512	$1,788	$(5)	$11,295
European Markets	1,669	1,087	(26)	2,730
Emerging Markets	437	322	1	760
Asia Pacific	506	462	—	968
Japan	801	114	—	915

Total	$12,925	$3,773	$(30)	$16,668

In the table above, “Other” primarily includes foreign currency translation.

(b) Purchased Intangible Assets

The following table presents details of the Company’s purchased intangible assets acquired through business combinations during the nine months ended May 1, 2010 (in millions, except years):

	FINITE LIVES						INDEFINITE LIVES
	TECHNOLOGY		CUSTOMER RELATIONSHIPS		OTHER		IPR&D	TOTAL
	Weighted- Average Useful Life (in Years)	Amount	Weighted- Average Useful Life (in Years)	Amount	Weighted- Average Useful Life (in Years)	Amount	Amount	Amount
ScanSafe, Inc.	5.0	$14	6.0	$11	3.0	$6	$—	$31
Starent Networks, Corp.	6.0	691	7.0	434	0.3	35	114	1,274
Tandberg ASA	5.0	709	7.0	179	3.0	21	71	980
Other	—	—	—	—	—	—	6	6

Total		$1,414		$624		$62	$191	$2,291

The following tables present details of the Company’s purchased intangible assets (in millions):

May 1, 2010	Gross	Accumulated Amortization	Net
Intangible assets with finite lives:
Technology	$2,361	$(563)	$1,798
Customer relationships	2,331	(966)	1,365
Other	207	(113)	94

Total intangible assets with finite lives	4,899	(1,642)	3,257
IPR&D, with indefinite lives	191	—	191

Total intangible assets	$5,090	$(1,642)	$3,448

July 25, 2009	Gross	Accumulated Amortization	Net
Intangible assets with finite lives:
Technology	$1,469	$(803)	$666
Customer relationships	1,730	(768)	962
Other	184	(110)	74

Total intangible assets	$3,383	$(1,681)	$1,702

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

The following table presents the amortization of purchased intangible assets (in millions):

	Three Months Ended		Nine Months Ended
	May 1, 2010	April 25, 2009	May 1, 2010	April 25, 2009
Amortization of purchased intangible assets:
Cost of sales	$69	$48	$178	$166
Operating expenses	117	121	360	369

Total	$186	$169	$538	$535

The Company recorded impairment charges of $5 million and $13 million during the three and nine months ended May 1, 2010, respectively, and $11 million and $34 million during the three and nine months ended April 25, 2009, respectively. These impairment charges were due to reductions in expected future cash flows related to certain technologies and were recorded as amortization of purchased intangible assets.

The estimated future amortization expense of purchased intangible assets with finite lives as of May 1, 2010 is as follows (in millions):

Fiscal Year	Amount
2010 (remaining three months)	$208
2011	827
2012	711
2013	600
2014	408
Thereafter	503

Total	$3,257

5.	Balance Sheet Details

The following tables provide details of selected balance sheet items (in millions):

	May 1, 2010	July 25, 2009
Inventories:
Raw materials	$204	$165
Work in process	43	33
Finished goods:
Distributor inventory and deferred cost of sales	530	382
Manufactured finished goods	280	310

Total finished goods	810	692

Service-related spares	143	151
Demonstration systems	50	33

Total	$1,250	$1,074

Property and equipment, net:
Land, buildings, and building & leasehold improvements	$4,527	$4,618
Computer equipment and related software	1,489	1,823
Production, engineering, and other equipment	4,891	5,075
Operating lease assets	256	227
Furniture and fixtures	474	465

	11,637	12,208
Less accumulated depreciation and amortization	(7,643)	(8,165)

Total	$3,994	$4,043

Other assets:
Deferred tax assets	$1,800	$2,122
Investments in privately held companies	763	709
Lease receivables, net(1)	1,126	966
Financed service contracts, net(1)	692	676
Loan receivables, net(1)	744	537
Other	299	271

Total	$5,424	$5,281

Deferred revenue:
Service	$6,838	$6,496
Product:
Unrecognized revenue on product shipments and other deferred revenue	2,737	2,490
Cash receipts related to unrecognized revenue from two-tier distributors	728	407

Total product deferred revenue	3,465	2,897

Total	$10,303	$9,393

Reported as:
Current	$7,154	$6,438
Noncurrent	3,149	2,955

Total	$10,303	$9,393

(1)	Amounts represent the noncurrent portions of the respective balances. See Note 6 for the current portions of the respective balances.

6.	Financing Receivables and Guarantees

(a) Lease Receivables

Lease receivables represent sales-type and direct-financing leases resulting from the sale of the Company’s and complementary third-party products. These lease arrangements typically have terms of up to three years and are generally collateralized by a security interest in the underlying assets. The net lease receivables are summarized as follows (in millions):

	May 1, 2010	July 25, 2009
Gross lease receivables	$2,294	$1,996
Unearned income	(215)	(191)
Allowances	(199)	(213)

Lease receivables, net	$1,880	$1,592

Reported as:
Current	$754	$626
Noncurrent	1,126	966

Lease receivables, net	$1,880	$1,592

Contractual maturities of the gross lease receivables at May 1, 2010 are as follows (in millions):

Fiscal Year	Amount
2010 (remaining three months)	$280
2011	850
2012	590
2013	366
2014	170
Thereafter	38

Total	$2,294

Actual cash collections may differ from the contractual maturities due to early customer buyouts, refinancings, or defaults.

(b) Financed Service Contracts

Financed service contracts are summarized as follows (in millions):

	May 1, 2010	July 25, 2009
Gross financed service contracts	$1,676	$1,642
Allowances	(19)	(26)

Financed service contracts, net	$1,657	$1,616

Reported as:
Current	$965	$940
Noncurrent	692	676

Financed service contracts, net	$1,657	$1,616

The revenue related to financed service contracts, which primarily relates to technical support services, is deferred and included in deferred service revenue. The revenue is recognized ratably over the period during which the related services are to be performed, which is typically from one to three years.

(c) Loan Receivables

Loan receivables are summarized as follows (in millions):

	May 1, 2010	July 25, 2009
Gross loan receivables	$1,271	$861
Allowances	(104)	(88)

Loan receivables, net	$1,167	$773

Reported as:
Current	$423	$236
Noncurrent	744	537

Loan receivables, net	$1,167	$773

A portion of the revenue related to loan receivables is deferred and included in deferred product revenue based on revenue recognition criteria.

(d) Financing Guarantees

In the ordinary course of business, the Company provides financing guarantees that are generally for various third-party financing arrangements extended to channel partners and end-user customers.

Channel Partner Financing Guarantees

The Company facilitates arrangements for third-party financing extended to channel partners, consisting of revolving short-term financing, generally with payment terms ranging from 60 to 90 days. These financing arrangements facilitate the working capital requirements of the channel partners, and, in some cases, the Company guarantees a portion of these arrangements. During the three and nine months ended May 1, 2010, the volume of channel partner financing was $4.4 billion and $12.3 billion, respectively, compared with $3.0 billion and $10.7 billion for the three and nine months ended April 25, 2009, respectively. As of May 1, 2010 and July 25, 2009, the balance of the channel partner financing subject to guarantees was $1.4 billion and $1.1 billion, respectively.

End-User Financing Guarantees

The Company also provides financing guarantees for third-party financing arrangements extended to end-user customers related to leases and loans that typically have terms of up to three years. During the three and nine months ended May 1, 2010, the volume of financing provided by third parties for leases and loans on which the Company has provided guarantees was $215 million and $625 million, respectively, compared with $316 million and $960 million for the three and nine months ended April 25, 2009, respectively.

Financing Guarantee Summary

The aggregate amount of financing guarantees outstanding at May 1, 2010 and July 25, 2009, representing the total maximum potential future payments under financing arrangements with third parties and the related deferred revenue, are summarized in the following table (in millions):

	May 1, 2010	July 25, 2009
Maximum potential future payments relating to financing guarantees:
Channel partner	$423	$334
End user	313	405

Total	$736	$739

Deferred revenue associated with financing guarantees:
Channel partner	$263	$218
End user	287	378

Total	$550	$596

7.	Investments

(a) Summary of Available-for-Sale Investments

The following tables summarize the Company’s available-for-sale investments (in millions):

May 1, 2010	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Fixed income securities:
Government securities	$19,402	$26	$(3)	$19,425
Government agency securities (1)	12,153	70	(2)	12,221
Corporate debt securities	2,061	65	(18)	2,108
Asset-backed securities	151	9	(6)	154

Total fixed income securities	33,767	170	(29)	33,908
Publicly traded equity securities	887	353	(3)	1,237

Total	$34,654	$523	$(32)	$35,145

July 25, 2009	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Fixed income securities:
Government securities	$10,266	$23	$(5)	$10,284
Government agency securities (1)	16,029	116	(2)	16,143
Corporate debt securities	1,740	51	(86)	1,705
Asset-backed securities	252	5	(34)	223

Total fixed income securities	28,287	195	(127)	28,355
Publicly traded equity securities	824	193	(89)	928

Total	$29,111	$388	$(216)	$29,283

(1)	In Note 7 and Note 8, government agency securities as of May 1, 2010 and July 25, 2009 include bank-issued securities that are guaranteed by the Federal Deposit Insurance Corporation (FDIC).

(b) Gains and Losses on Available-for-Sale Investments

The following table summarizes the realized net gains (losses) associated with the Company’s available-for-sale investments (in millions):

	Three Months Ended		Nine Months Ended
	May 1, 2010	April 25, 2009	May 1, 2010	April 25, 2009
Net gains (losses) on investments in publicly traded equity securities	$36	$(10)	$64	$58
Net gains (losses) on investments in fixed income securities	35	36	55	(123)

Net gains (losses) on available-for-sale investments	$71	$26	$119	$(65)

There were no impairment charges on investments in fixed income securities and publicly traded equity securities during the third quarter and first nine months of fiscal 2010. For the third quarter and first nine months of fiscal 2009, net gains (losses) on investments in fixed income securities included impairment charges of $17 million and $219 million, respectively, and net gains (losses) on investments in publicly traded equity securities included impairment charges of $4 million and $39 million, respectively. All such impairment charges were due to a decline in the fair value of the investments below their cost basis that were judged to be other than temporary and were recorded as a reduction to the amortized cost of the respective investments.

The following table summarizes the activity related to credit losses for fixed income securities (in millions):

	Three Months Ended May 1, 2010	Nine Months Ended May 1, 2010
Balance at beginning of period	$(133)	$(153)
Sales of other-than-temporarily-impaired fixed income securities	—	20

Balance at end of period	$(133)	$(133)

The following tables present the breakdown of the available-for-sale investments with gross unrealized losses and the duration that those losses have been unrealized at May 1, 2010 and July 25, 2009 (in millions):

	LESS THAN 12 MONTHS		12 MONTHS OR GREATER		TOTAL
May 1, 2010	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Fixed income securities:
Government securities	$5,461	$(3)	$—	$—	$5,461	$(3)
Government agency securities (1)	2,734	(2)	—	—	2,734	(2)
Corporate debt securities	335	(1)	306	(17)	641	(18)
Asset-backed securities	3	—	116	(6)	119	(6)

Total fixed income securities	8,533	(6)	422	(23)	8,955	(29)
Publicly traded equity securities	36	(1)	409	(2)	445	(3)

Total	$8,569	$(7)	$831	$(25)	$9,400	$(32)

July 25, 2009	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Fixed income securities:
Government securities	$1,850	$(5)	$—	$—	$1,850	$(5)
Government agency securities (1)	1,362	(2)	5	—	1,367	(2)
Corporate debt securities	123	(10)	613	(76)	736	(86)
Asset-backed securities	41	(11)	141	(23)	182	(34)

Total fixed income securities	3,376	(28)	759	(99)	4,135	(127)
Publicly traded equity securities	25	(3)	328	(86)	353	(89)

Total	$3,401	$(31)	$1,087	$(185)	$4,488	$(216)

For fixed income securities that have unrealized losses as of May 1, 2010, the Company has determined that (i) it does not have the intent to sell any of these investments, and (ii) it is not more likely than not that it will be required to sell any of these investments before recovery of the entire amortized cost basis. In addition, as of May 1, 2010, the Company anticipates that it will recover the entire amortized cost basis of such fixed income securities and has determined that no other-than-temporary impairments associated with credit losses were required to be recognized during the three and nine months ended May 1, 2010.

The Company has evaluated its publicly traded equity securities as of May 1, 2010 and has determined that there were no unrealized losses that indicate an other-than-temporary impairment. This determination was based on several factors, which include the length of time and extent to which fair value has been less than the cost basis and the financial condition and near-term prospects of the issuer, and the Company’s intent and ability to hold the publicly traded equity securities for a period of time sufficient to allow for any anticipated recovery in market value.

(c) Maturities of Fixed Income Securities

The following table summarizes the maturities of the Company’s fixed income securities at May 1, 2010 (in millions):

	Amortized Cost	Fair Value
Less than 1 year	$22,953	$22,984
Due in 1 to 2 years	6,018	6,077
Due in 2 to 5 years	4,425	4,477
Due after 5 years	371	370

Total	$33,767	$33,908

Actual maturities may differ from the contractual maturities because borrowers may have the right to call or prepay certain obligations.

8.	Fair Value

Pursuant to the accounting guidance for fair value measurements and its subsequent updates, fair value is defined as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities required or permitted to be recorded at fair value, the Company considers the principal or most advantageous market in which it would transact, and it considers assumptions that market participants would use when pricing the asset or liability.

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

(b) Assets and Liabilities Measured at Fair Value on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis as of May 1, 2010 and July 25, 2009 were as follows (in millions):

	May 1, 2010				July 25, 2009
	Fair Value Measurements				Fair Value Measurements
	Level 1	Level 2	Level 3	Total Balance	Level 1	Level 2	Level 3	Total Balance
Assets:
Money market funds	$2,058	$—	$—	$2,058	$4,514	$—	$—	$4,514
Government securities	—	19,524	—	19,524	—	10,345	—	10,345
Government agency securities(1)	—	12,423	—	12,423	—	16,455	—	16,455
Corporate debt securities	—	2,135	—	2,135	—	1,741	—	1,741
Asset-backed securities	—	—	154	154	—	—	223	223
Publicly traded equity securities	1,237	—	—	1,237	928	—	—	928
Derivative instruments and other assets (2)	—	27	14	41	—	109	4	113

Total	$3,295	$34,109	$168	$37,572	$5,442	$28,650	$227	$34,319

Liabilities:
Derivative liabilities	$—	$8	$—	$8	$—	$66	$—	$66

Total	$—	$8	$—	$8	$—	$66	$—	$66

(1)	Government agency securities as of May 1, 2010 and July 25, 2009 include bank-issued securities that are guaranteed by the FDIC.
(2)	Derivative instruments and other assets as of May 1, 2010 include derivative assets and property held for sale.

Government securities, government agency securities and corporate debt securities include an aggregate of $328 million and $409 million of cash equivalents as of May 1, 2010 and July 25, 2009, respectively.

Level 2 fixed income securities are priced using quoted market prices for similar instruments, nonbinding market prices that are corroborated by observable market data, or in limited circumstances, discounted cash flow techniques. The Company uses inputs such as actual trade data, benchmark yields, broker/dealer quotes, and other similar data, which are obtained from quoted market prices, independent pricing vendors, or other sources, to determine the ultimate fair value of these assets and liabilities. The Company uses such pricing data as the primary inputs to make its assessments and determinations as to the ultimate valuation of its investment portfolio and has not made, during the periods presented, any material adjustments to such inputs. The Company is ultimately responsible for the financial statements and underlying estimates. The Company’s derivative instruments are primarily classified as Level 2, as they are not actively traded and are valued using pricing models that use observable market inputs. The Company did not have any transfers between Level 1 and Level 2 fair value measurements during the three or nine months ended May 1, 2010.

Level 3 assets include asset-backed securities, certain derivative instruments, and property held for sale, whose values are determined based on discounted cash flow models using inputs that the Company could not corroborate with market data.

The following tables present a reconciliation for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the nine months ended May 1, 2010 and April 25, 2009 (in millions):

	Asset-Backed Securities	Derivative Instruments and Other Assets (1)	Total
Balance at July 25, 2009	$223	$4	$227
Transfers into Level 3	—	22	22

Total gains and losses (realized and unrealized):
Included in other income (loss), net	(6)	—	(6)
Included in operating expenses	—	(12)	(12)
Included in other comprehensive income	33	—	33
Purchases, sales and maturities	(96)	—	(96)

Balance at May 1, 2010	$154	$14	$168

Losses attributable to assets still held as of May 1, 2010	$—	$(10)	$(10)

	Asset-Backed Securities	Derivative Instruments and Other Assets	Total
Balance at July 27, 2008	$—	$—	$—
Transfers into Level 3	618	6	624

Total gains and losses (realized and unrealized):
Included in other income (loss), net	(28)	—	(28)
Included in other comprehensive income	(12)	—	(12)
Purchases, sales and maturities	(340)	—	(340)

Balance at April 25, 2009	$238	$6	$244

Losses attributable to assets still held as of April 25, 2009	$(14)	$—	$(14)

(1)	Derivative instruments and other assets as of May 1, 2010 include derivative assets and property held for sale.

(c) Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

The following table presents the Company’s financial instruments and non-financial assets that were measured at fair value on a nonrecurring basis and the losses recorded for the periods presented (in millions):

	FAIR VALUE MEASUREMENTS
	Net Carrying Value as of May 1, 2010	Level 1	Level 2	Level 3	Total Losses for the Three Months Ended May 1, 2010	Total Losses for the Nine Months Ended May 1, 2010
Investments in privately held companies	$27	$—	$—	$27	$(3)	$(17)
Purchased intangible assets	$—	$—	$—	$—	(5)	(13)

Total losses for nonrecurring measurements					$(8)	$(30)

The following table presents the Company’s financial instruments that were measured at fair value on a nonrecurring basis and the losses recorded for the periods presented (in millions):

	FAIR VALUE MEASUREMENTS
	Net Carrying Value as of April 25, 2009	Level 1	Level 2	Level 3	Total Losses for the Three Months Ended April 25, 2009	Total Losses for the Nine Months Ended April 25, 2009
Investments in privately held companies	$37	$—	$—	$37	$(15)	$(66)
Losses on assets no longer held					—	(2)

Total losses for nonrecurring measurements					$(15)	$(68)

The losses for the investments in privately held companies were recorded to other income (loss), net, and the losses for purchased intangible assets were included in amortization of purchased intangible assets.

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

(d) Other

The fair value of certain of the Company’s financial instruments that are not measured at fair value, including accounts receivable, accounts payable, accrued compensation, and other current liabilities, approximates the carrying amount because of their short maturities. In addition, the fair value of the Company’s loan receivables and financed service contracts also approximates the carrying amount. The fair value of the Company’s debt is disclosed in Note 9 and was determined using quoted market prices for those securities.

9.	Borrowings

(a) Debt

The following table summarizes the Company’s debt (in millions, except percentages):

	May 1, 2010		July 25, 2009
	Amount	Effective Rate	Amount	Effective Rate
Senior notes:
5.25% fixed-rate notes, due 2011 (“2011 Notes”)	$3,000	3.12%	$3,000	3.12%
2.90% fixed-rate notes, due 2014 (“2014 Notes”)	500	3.11%	—	—
5.50% fixed-rate notes, due 2016 (“2016 Notes”)	3,000	3.71%	3,000	4.34%
4.95% fixed-rate notes, due 2019 (“2019 Notes”)	2,000	5.08%	2,000	5.08%
4.45% fixed-rate notes, due 2020 (“2020 Notes”)	2,500	4.50%	—	—
5.90% fixed-rate notes, due 2039 (“2039 Notes”)	2,000	6.11%	2,000	6.11%
5.50% fixed-rate notes, due 2040 (“2040 Notes”)	2,000	5.67%	—	—

Total senior notes	15,000		10,000
Other notes and borrowings	73		2
Unaccreted discount	(74)		(21)
Hedge accounting adjustment	247		314

Total	$15,246		$10,295

Reported as:
Short-term debt	$3,127		$—
Long-term debt	12,119		10,295

Total	$15,246		$10,295

In November 2009, the Company issued senior unsecured notes in an aggregate principal amount of $5.0 billion. Of these notes, $500 million will mature in 2014 and bear interest at a fixed rate of 2.90% per annum (the “2014 Notes”), $2.5 billion will mature in 2020 and bear interest at a fixed rate of 4.45% per annum (the “2020 Notes”), and $2.0 billion will mature in 2040 and bear interest at a fixed rate of 5.50% per annum (the “2040 Notes”). To achieve its interest rate risk management objectives, during the three months ended May 1, 2010, the Company entered into a $750 million notional amount interest rate swap designated as a fair value hedge of a portion of the 2016 Notes. Subsequent to May 1, 2010, the Company entered into an additional $750 million notional amount interest rate swap, designated as a fair value hedge of an additional portion of the 2016 Notes. In effect, these swaps convert the fixed interest rates of a portion of the 2016 Notes to floating interest rates based on the London InterBank Offered Rate (“LIBOR”) plus a fixed number of basis points. Gains and losses in the value of the interest rate swaps substantially offset changes in the fair value of the hedged portion of the underlying debt.

The effective rates for the fixed-rate debt include the interest on the notes, the accretion of the discount, and adjustments related to hedging, if applicable. Based on market prices, the fair value of the Company’s senior notes was $15.8 billion and $10.5 billion as of May 1, 2010 and July 25, 2009, respectively. Interest is payable semiannually on each class of the senior fixed-rate notes. The notes are redeemable by the Company at any time, subject to a make-whole premium. The Company was in compliance with all debt covenants as of May 1, 2010.

Interest expense and cash paid for interest are summarized as follows (in millions):

	Three Months Ended		Nine Months Ended
	May 1, 2010	April 25, 2009	May 1, 2010	April 25, 2009
Interest expense	$182	$105	$454	$232
Cash paid for interest	$270	$164	$575	$333

(b) Credit Facility

The Company has a credit agreement with certain institutional lenders providing for a $3.0 billion unsecured revolving credit facility that is scheduled to expire on August 17, 2012. Any advances under the credit agreement will accrue interest at rates that are equal to, based on certain conditions, either (i) the higher of the Federal Funds rate plus 0.50% or Bank of America’s “prime rate” as announced from time to time or (ii) LIBOR plus a margin that is based on the Company’s senior debt credit ratings as published by Standard & Poor’s Ratings Services and Moody’s Investors Service, Inc. The credit agreement requires that the Company comply with certain covenants, including that it maintains an interest coverage ratio as defined in the agreement.

The Company may also, upon the agreement of either the then-existing lenders or of additional lenders not currently parties to the agreement, increase the commitments under the credit facility by up to an additional $1.9 billion and/or extend the expiration date of the credit facility up to August 15, 2014. As of May 1, 2010, the Company was in compliance with the required interest coverage ratio and the other covenants, and the Company had not borrowed any funds under the credit facility.

Other notes and borrowings include notes and credit facilities with a number of financial institutions that are available to certain foreign subsidiaries of the Company. The amount of borrowings outstanding under these arrangements was $72 million and $2 million at May 1, 2010 and July 25, 2009, respectively.

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

The fair values of the Company’s derivative instruments and the line items on the Consolidated Balance Sheets to which they were recorded are summarized as follows (in millions):

	DERIVATIVE ASSETS			DERIVATIVE LIABILITIES
	Balance Sheet Line Item	May 1, 2010	July 25, 2009	Balance Sheet Line Item	May 1, 2010	July 25, 2009
Derivatives designated as hedging instruments:
Foreign currency derivatives	Other current assets	$18	$87	Other current liabilities	$6	$36
Interest rate derivatives	Other assets	1	—	Other long-term liabilities	—	—

Total		19	87		6	36

Derivatives not designated as hedging instruments:
Foreign currency derivatives	Other current assets	8	22	Other current liabilities	2	30
Equity derivatives	Other current assets	—	2	Other current liabilities	—	—
Equity derivatives	Other assets	2	2	Other long-term liabilities	—	—

Total		10	26		2	30

Total		$29	$113		$8	$66

The effect of the Company’s cash flow hedging instruments on other comprehensive income (OCI) and the Consolidated Statement of Operations is summarized as follows (in millions):

	GAINS (LOSSES) RECOGNIZED IN OCI ON DERIVATIVES (EFFECTIVE PORTION)		GAINS (LOSSES) RECLASSIFIED FROM AOCI INTO INCOME (EFFECTIVE PORTION)
Three Months Ended	May 1, 2010	April 25, 2009		May 1, 2010	April 25, 2009
Derivatives Designated as Cash Flow Hedging Instruments			Line Item in Statements of Operations
Foreign currency derivatives	$(21)	$16	Operating expenses	$(2)	$(38)
			Cost of sales-service		(5)
Interest rate derivatives	—	(42)	Interest expense	—	—
Other derivatives	—	(2)	Operating expenses	—	(1)

Total	$(21)	$(28)		$(2)	$(44)

	GAINS (LOSSES) RECOGNIZED IN OCI ON DERIVATIVES (EFFECTIVE PORTION)		GAINS (LOSSES) RECLASSIFIED FROM AOCI INTO INCOME (EFFECTIVE PORTION)
Nine Months Ended	May 1, 2010	April 25, 2009		May 1, 2010	April 25, 2009
Derivatives Designated as Cash Flow Hedging Instruments			Line Item in Statements of Operations
Foreign currency derivatives	$(12)	$(174)	Operating expenses	$5	$(73)
			Cost of sales-service	1	(10)
Interest rate derivatives	23	(42)	Interest expense	—	—
Other derivatives	—	(2)	Operating expenses	—	(1)

Total	$11	$(218)		$6	$(84)

During the three and nine months ended May 1, 2010 and April 25, 2009, the amounts recognized in earnings on derivative instruments designated as cash flow hedges related to the ineffective portion were not material, and the Company did not exclude any component of the changes in fair value of the derivative instruments from the assessment of hedge effectiveness.

As of May 1, 2010, the Company estimates that approximately $13 million of net derivative losses related to its cash flow hedges included in accumulated other comprehensive income (AOCI) will be reclassified into earnings within the next 12 months.

The effect on the Consolidated Statement of Operations of derivative instruments designated as fair value hedges is summarized as follows (in millions):

		Gains (Losses) for the Three Months Ended		Gains (Losses) for the Nine Months Ended
Derivatives Designated as Fair Value Hedging Instruments	Line Item in Statements of Operations	May 1, 2010	April 25, 2009	May 1, 2010	April 25, 2009
Equity derivatives	Other income (loss), net	$3	$—	$2	$16
Interest rate derivatives	Other income (loss), net	—	—	—	(7)
Interest rate derivatives	Interest expense	1	—	1	—

Total		$4	$—	$3	$9

The effect on the Consolidated Statement of Operations of derivative instruments not designated as hedges is summarized as follows (in millions):

		Gains (Losses) for the Three Months Ended		Gains (Losses) for the Nine Months Ended
Derivatives not Designated as Hedging Instruments	Line Item in Statements of Operations	May 1, 2010	April 25, 2009	May 1, 2010	April 25, 2009
Foreign currency derivatives	Other income (loss), net	$(118)	$(20)	$(69)	$(134)
Equity derivatives	Operating expenses	5	—	23	(22)
Equity derivatives	Other income (loss), net	5	2	12	4

Total		$(108)	$(18)	$(34)	$(152)

(b) Foreign Currency Exchange Risk

The Company conducts business globally in numerous currencies. As such, it is exposed to adverse movements in foreign currency exchange rates. To limit the exposure related to foreign currency changes, the Company enters into foreign currency contracts. The Company does not enter into such contracts for trading purposes.

The Company hedges foreign currency forecasted transactions related to certain operating expenses and service cost of sales with currency options and forward contracts. These currency option and forward contracts, designated as cash flow hedges, generally have maturities of less than 18 months. The Company assesses effectiveness based on changes in total fair value of the derivatives. The effective portion of the derivative instrument’s gain or loss is initially reported as a component of AOCI and subsequently reclassified into earnings when the hedged exposure affects earnings. The ineffective portion, if any, of the gain or loss is reported in earnings immediately. The Company did not discontinue any hedges during any of the periods presented because it was probable that the original forecasted transaction would not occur.

The Company enters into foreign exchange forward and option contracts to reduce the short-term effects of foreign currency fluctuations on assets and liabilities such as foreign currency receivables, including long-term customer financings, investments, and payables. These derivatives are not designated as hedging instruments. Gains and losses on the contracts are included in other income (loss), net, and substantially offset foreign exchange gains and losses from the remeasurement of intercompany balances or other current assets, investments, or liabilities denominated in currencies other than the functional currency of the reporting entity.

During the nine months ended May 1, 2010, the Company entered into foreign exchange forward and options contracts denominated in Norwegian kroner to hedge against a portion of the foreign currency exchange risk associated with the purchase consideration for the acquisition of Tandberg. These contracts were not designated as hedging instruments. Gains and losses on such contracts are included in other income (loss), net. The Company recognized net losses of $14 million and $10 million for the third quarter and first nine months of fiscal 2010, respectively, relating to such contracts denominated in Norwegian kroner.

The Company hedges certain net investments in its foreign subsidiaries with forward contracts, which generally have maturities of up to six months. The Company recognized a loss of $4 million in OCI for the effective portion of its net investment hedges for the nine months ended May 1, 2010. The Company’s net investment hedges are not included in the preceding tables.

The notional amounts of the Company’s foreign currency derivatives are summarized as follows (in millions):

	May 1, 2010	July 25, 2009
Derivatives designated as cash flow hedging instruments	$1,720	$2,965
Derivatives not designated as hedging instruments	3,280	4,423
Derivatives designated as net investment hedging instruments	107	103

Total	$5,107	$7,491

(c) Interest Rate Risk

Interest Rate Derivatives, Investments

The Company’s primary objective for holding fixed income securities is to achieve an appropriate investment return consistent with preserving principal and managing risk. To realize these objectives, the Company may utilize interest rate swaps or other derivatives designated as fair value or cash flow hedges. As of May 1, 2010 and July 25, 2009, the Company did not have any outstanding interest rate derivatives related to its fixed income securities.

Interest Rate Derivatives, Long-Term Debt

During the nine months ended May 1, 2010, the Company entered into $3.7 billion of interest rate derivatives designated as cash flow hedges to hedge against interest rate movements in connection with the anticipated issuance of senior notes in November 2009. The effective portion of these hedges was recorded to AOCI, net of tax, and is being amortized to interest expense over the respective lives of the notes. These derivative instruments were settled in connection with the actual issuance of the senior notes in November 2009.

During the third quarter of fiscal 2010, the Company entered into a $750 million notional amount interest rate swap designated as a fair value hedge of a portion of the 2016 Notes. Subsequent to May 1, 2010, the Company entered into an additional $750 million notional amount interest rate swap, designated as a fair value hedge of an additional portion of the 2016 Notes. Under these interest rate swap contracts, the Company receives fixed-rate interest payments and makes interest payments based on LIBOR plus a fixed number of basis points. The effect of these swaps is to convert fixed-rate interest expense on a portion of the 2016 Notes to a floating rate interest expense. The gains and losses related to changes in the fair value of the interest rate swaps are included in interest expense in the Consolidated Statements of Operations and substantially offset changes in the fair value of the hedged portion of the underlying hedged debt. As of May 1, 2010 the fair value of the interest rate swaps was $1 million and was reflected in other assets in the Consolidated Balance Sheet.

(d) Equity Price Risk

The Company may hold equity securities for strategic purposes or to diversify its overall investment portfolio. The publicly traded equity securities in the Company’s portfolio are subject to price risk. To manage its exposure to changes in the fair value of certain equity securities, the Company may enter into equity derivatives that are designated as fair value or cash flow hedges. The changes in the value of the hedging instruments are included in other income (loss), net, and offset the change in the fair value of the underlying hedged investment. The Company did not have any equity derivatives outstanding as of May 1, 2010 and July 25, 2009.

In addition, the Company periodically manages the risk of its investment portfolio by entering into equity derivatives that are not designated as accounting hedges. The changes in the fair value of these derivatives were also included in other income (loss), net. The Company is also exposed to variability in compensation charges related to certain deferred compensation obligations to employees. Although not designated as accounting hedges, the Company utilizes equity derivatives to economically hedge this exposure. As of May 1, 2010 and July 25, 2009, the notional amount of the derivative instruments used to hedge such liabilities was $167 million and $91 million, respectively.

(e) Credit-Risk-Related Contingent Features

Certain derivative instruments are executed under agreements that have provisions requiring the Company and counterparty to maintain a specified credit rating from certain credit rating agencies. If the Company’s or counterparty’s credit rating falls below a specified credit rating, either party has the right to request collateral on the derivatives’ net liability position. Such provisions did not affect the Company’s financial position as of May 1, 2010 and July 25, 2009.

11.	Commitments and Contingencies

(a) Operating Leases

The Company leases office space in several U.S. locations. Outside the United States, larger leased sites include sites in Australia, Belgium, China, France, Germany, India, Israel, Italy, Japan, and the United Kingdom. The Company also leases equipment and vehicles. Future minimum lease payments under all noncancelable operating leases with an initial term in excess of one year as of May 1, 2010 are as follows (in millions):

Fiscal Year	Amount
2010 (remaining three months)	$81
2011	324
2012	216
2013	150
2014	111
Thereafter	399

Total	$1,281

(b) Purchase Commitments with Contract Manufacturers and Suppliers

The Company purchases components from a variety of suppliers and uses several contract manufacturers to provide manufacturing services for its products. During the normal course of business, in order to manage manufacturing lead times and help ensure adequate component supply, the Company enters into agreements with contract manufacturers and suppliers that either allow them to procure inventory based upon criteria as defined by the Company or that establish the parameters defining the Company’s requirements. A significant portion of the Company’s reported purchase commitments arising from these agreements consists of firm, noncancelable, and unconditional commitments. In certain instances, these agreements allow the Company the option to cancel, reschedule, and adjust the Company’s requirements based on its business needs prior to firm orders being placed. As of May 1, 2010 and July 25, 2009, the Company had total purchase commitments for inventory of $4.3 billion and $2.2 billion, respectively.

The Company records a liability for firm, noncancelable, and unconditional purchase commitments for quantities in excess of its future demand forecasts consistent with the valuation of the Company’s excess and obsolete inventory. As of May 1, 2010 and July 25, 2009, the liability for these purchase commitments was $148 million and $175 million, respectively, and was included in other current liabilities.

(c) Other Commitments

In connection with the Company’s business combinations and asset purchases, the Company has agreed to pay certain additional amounts contingent upon the achievement of certain agreed-upon technology, development, product, or other milestones or the continued employment with the Company of certain employees of acquired entities. See Note 3.

The Company also has certain funding commitments primarily related to its investments in privately held companies and venture funds, some of which are based on the achievement of certain agreed-upon milestones, and some of which are required to be funded on demand. The funding commitments were approximately $299 million and $313 million as of May 1, 2010 and July 25, 2009, respectively.

(d) Variable Interest Entities

In the ordinary course of business, the Company has investments in privately held companies and provides financing to certain customers. These privately held companies and customers may be considered to be variable interest entities. The Company has evaluated its investments in these privately held companies and its customer financings and has determined that there were no significant unconsolidated variable interest entities as of May 1, 2010.

(e) Product Warranties and Guarantees

The following table summarizes the activity related to the product warranty liability during the nine months ended May 1, 2010 and April 25, 2009 (in millions):

	Nine Months Ended
	May 1, 2010	April 25, 2009
Balance at beginning of period	$321	$399
Provision for warranties issued	342	282
Payments	(328)	(343)
Fair value of warranty liability acquired	7	—

Balance at end of period	$342	$338

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

The Company also provides financing guarantees, which are generally for various third-party financing arrangements to channel partners and other end-user customers. See Note 6. The Company’s other guarantee arrangements as of May 1, 2010 and July 25, 2009 that are subject to recognition and disclosure requirements were not material.

(f) Legal Proceedings

Brazilian authorities have investigated the Company’s Brazilian subsidiary and certain of its current and former employees, as well as a Brazilian importer of the Company’s products, and its affiliates and employees, relating to alleged evasion of import taxes and alleged improper transactions involving the subsidiary and the importer. Brazilian authorities have assessed claims against the Company’s Brazilian subsidiary based on a theory of joint liability with the Brazilian importer for import taxes and related penalties. The claims are for calendar years 2003 through 2007 and aggregate to approximately $190 million for the alleged evasion of import taxes, $85 million for interest, and approximately $1.6 billion for various penalties, all determined using an exchange rate as of May 1, 2010. The Company has completed a thorough review of the matter and believes the asserted tax claims against it are without merit, and the Company intends to defend the claims vigorously. While the Company believes there is no legal basis for its alleged liability, due to the complexities and uncertainty surrounding the judicial process in Brazil and the nature of the claims asserting joint liability with the importer, the Company is unable to determine the likelihood of an unfavorable outcome against it and is unable to reasonably estimate a range of loss, if any. The Company does not expect a final judicial determination for several years.

The Company has investigated the alleged improper transactions referred to above. The Company communicated with United States authorities to provide information and report on its findings and the United States authorities have investigated such allegations.

The Company and other defendants are also subject to patent claims asserted by Network-1 Security Solutions, Inc. on February 7, 2008 in the Federal District Court for the Eastern District of Texas. Network-1 alleges that various Cisco products implement a method for remotely powering equipment that infringes U.S. Patent No. 6,218,930. Network-1 seeks monetary damages. The trial on these claims is scheduled to begin in July 2010. The Company believes it has strong arguments that its products do not use the technology described in the patent and that the patent is, in any case, invalid. If the jury were to find that Cisco’s products infringe this patent and find that the patent is valid, the Company believes damages are not likely to be material given the limited contribution it believes is played by the technology the plaintiff claims is covered by the patent. However, due to the uncertainty surrounding the litigation process, the Company is unable to reasonably estimate the ultimate outcome of this litigation at this time.

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

(a) Stock Repurchase Program

In September 2001, the Company’s Board of Directors authorized a stock repurchase program. As of May 1, 2010, the Company’s Board of Directors had authorized an aggregate repurchase of up to $72 billion of common stock under this program and the remaining authorized repurchase amount was $9.3 billion with no termination date. The stock repurchase activity under the stock repurchase program during the nine months ended May 1, 2010 is summarized as follows (in millions, except per-share amounts):

Nine Months Ended May 1, 2010	Shares Repurchased	Weighted- Average Price per Share	Amount Repurchased
Cumulative balance at July 25, 2009	2,802	$20.41	$57,179
Repurchase of common stock under the stock repurchase program	226	24.33	5,503

Cumulative balance at May 1, 2010	3,028	$20.70	$62,682

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

(b) Other Repurchases of Common Stock

For the nine months ended May 1, 2010 and April 25, 2009, the Company repurchased approximately 3.7 million and 0.8 million shares, respectively, in settlement of employee tax withholding obligations due upon the vesting of restricted stock or stock units.

(c) Comprehensive Income

The components of comprehensive income, net of tax, are as follows (in millions):

	Three Months Ended		Nine Months Ended
	May 1, 2010	April 25, 2009	May 1, 2010	April 25, 2009
Net income	$2,192	$1,348	$5,832	$5,053
Other comprehensive income:
Change in unrealized gains and losses on investments, net of tax benefit (expense) of $(67) and $(93), for the three and nine months ended May 1, 2010, respectively, and $(8) and $86 for the corresponding periods of fiscal 2009	30	(19)	225	(195)
Change in derivative instruments	(19)	17	(4)	(136)
Change in cumulative translation adjustment and other	(72)	5	12	(429)

Comprehensive income	2,131	1,351	6,065	4,293
Comprehensive (income) loss attributable to noncontrolling interests	(2)	(9)	8	22

Comprehensive income attributable to Cisco Systems, Inc.	$2,129	$1,342	$6,073	$4,315

The Company consolidates its investment in a venture fund managed by SOFTBANK Corp. and its affiliates (“SOFTBANK”) as the Company is the primary beneficiary. As a result, SOFTBANK’s interest in the change in the unrealized gains and losses on the investments in the venture fund is shown as comprehensive income attributable to noncontrolling interests.

The components of AOCI, net of tax, are summarized as follows (in millions):

	May 1, 2010	July 25, 2009
Net unrealized gains on investments	$371	$138
Net unrealized losses on derivative instruments	(25)	(21)
Cumulative translation adjustment and other	330	318

Total	$676	$435

13.	Employee Benefit Plans

(a) Employee Stock Purchase Plan

The Company has an Employee Stock Purchase Plan, which includes its subplan, the International Employee Stock Purchase Plan (together, the “Purchase Plan”), under which 471.4 million shares of the Company’s common stock had been reserved for issuance as of May 1, 2010. Effective July 1, 2009, eligible employees are offered shares through a 24-month offering period, which consists of four consecutive 6-month purchase periods. Employees may purchase a limited number of shares of the Company’s stock at a discount of up to 15% of the lesser of the market value at the beginning of the offering period or the end of each 6-month purchase period. Prior to July 1, 2009 the offering period was six months. The purchase plan is scheduled to terminate on January 3, 2020. For the nine months ended both May 1, 2010 and April 25, 2009, the Company issued 14 million shares under the Purchase Plan. As of May 1, 2010, 169 million shares were available for issuance under the Purchase Plan.

(b) Employee Stock Incentive Plans

Stock Incentive Plan Program Description

As of May 1, 2010, the Company had five stock incentive plans: the 2005 Stock Incentive Plan (the “2005 Plan”); the 1996 Stock Incentive Plan (the “1996 Plan”); the 1997 Supplemental Stock Incentive Plan (the “Supplemental Plan”); the Cisco Systems, Inc. SA Acquisition Long-Term Incentive Plan (the “SA Acquisition Plan”); and the Cisco Systems, Inc. WebEx Acquisition Long-Term Incentive Plan (the “WebEx Acquisition Plan”). In addition, the Company has, in connection with the acquisitions of various companies, assumed the share-based awards granted under stock incentive plans of the acquired companies or issued share-based awards in replacement thereof. Share-based awards are designed to reward employees for their long-term contributions to the Company and provide incentives for them to remain with the Company. The number and frequency of share-based awards are based on competitive practices, operating results of the Company, government regulations, and other factors. Since the inception of the stock incentive plans, the Company has granted share-based awards to a significant percentage of its employees, and the majority has been granted to employees below the vice president level. The Company’s primary stock incentive plans are summarized as follows:

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

Prior to November 12, 2009, the number of shares available for issuance under the 2005 Plan was reduced by 2.5 shares for each share awarded as a stock grant or stock unit. Pursuant to an amendment approved by the Company’s shareholders on November 12, 2009, following that amendment the number of shares available for issuance under the 2005 Plan is reduced by 1.5 shares for each share awarded as a stock grant or a stock unit, and any shares underlying awards outstanding under the 1996 Plan, the SA Acquisition Plan, and the WebEx Acquisition Plan that expire unexercised at the end of their maximum terms become available for reissuance under the 2005 Plan. The 2005 Plan permits the granting of stock options, stock, stock units, and stock appreciation rights to employees (including employee directors and officers), consultants of the Company and its subsidiaries and affiliates, and non-employee directors of the Company. Stock options and stock appreciation rights granted under the 2005 Plan have an exercise price of at least 100% of the fair market value of the underlying stock on the grant date and prior to November 12, 2009 have an expiration date no later than nine years from the grant date. The expiration date for stock options and stock appreciation rights granted subsequent to the amendment approved on November 12, 2009 shall be no later than ten years from the grant date. The stock options will generally become exercisable for 20% or 25% of the option shares one year from the date of grant and then ratably over the following 48 or 36 months, respectively. Stock grants and stock units will generally vest with respect to 20% or 25% of the shares covered by the grant on each of the first through fifth or fourth anniversaries of the date of the grant, respectively. The Compensation and Management Development Committee of the Board of Directors has the discretion to use different vesting schedules. Stock appreciation rights may be awarded in combination with stock options or stock grants, and such awards shall provide that the stock appreciation rights will not be exercisable unless the related stock options or stock grants are forfeited. Stock grants may be awarded in combination with non-statutory stock options, and such awards may provide that the stock grants will be forfeited in the event that the related non-statutory stock options are exercised.

1996 Plan

The 1996 Plan expired on December 31, 2006, and the Company can no longer make equity awards under the 1996 Plan. The maximum number of shares issuable over the term of the 1996 Plan was 2.5 billion shares. Stock options granted under the 1996 Plan have an exercise price of at least 100% of the fair market value of the underlying stock on the grant date and expire no later than nine years from the grant date. The stock options generally become exercisable for 20% or 25% of the option shares one year from the date of grant and then ratably over the following 48 or 36 months, respectively. Certain other grants have utilized a 60-month ratable vesting schedule. In addition, the Board of Directors or other committees administering the plan have the discretion to use a different vesting schedule and have done so from time to time.

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

General Share-Based Award Information

Stock Option Awards

A summary of the stock option activity is as follows (in millions, except per-share amounts):

	STOCK OPTIONS OUTSTANDING
	Number Outstanding	Weighted- Average Exercise Price per Share
BALANCE AT JULY 26, 2008	1,199	$27.83
Granted and assumed	14	19.01
Exercised	(33)	14.67
Canceled/forfeited/expired	(176)	49.79

BALANCE AT JULY 25, 2009	1,004	24.29
Granted and assumed	15	13.23
Exercised	(141)	17.92
Canceled/forfeited/expired	(126)	47.61

BALANCE AT MAY 1, 2010	752	$21.36

The following table summarizes significant ranges of outstanding and exercisable stock options as of May 1, 2010 (in millions, except years and share prices):

	STOCK OPTIONS OUTSTANDING				STOCK OPTIONS EXERCISABLE
Range of Exercise Prices	Number Outstanding	Weighted- Average Remaining Contractual Life (in Years)	Weighted- Average Exercise Price per Share	Aggregate Intrinsic Value	Number Exercisable	Weighted- Average Exercise Price per Share	Aggregate Intrinsic Value
$ 0.01 – 15.00	73	2.76	$10.59	$1,191	66	$10.89	$1,036
15.01 – 18.00	142	3.37	17.33	1,363	128	17.29	1,234
18.01 – 20.00	185	3.06	19.27	1,415	179	19.27	1,371
20.01 – 25.00	191	4.51	22.47	849	140	22.39	634
25.01 – 35.00	160	6.26	30.61	32	86	30.54	16
35.01 – 68.56	1	0.54	56.68	—	1	56.68	—

Total	752	4.13	$21.36	$4,850	600	$20.42	$4,291

The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based on the Company’s closing stock price of $26.93 as of April 30, 2010, which would have been received by the option holders had those option holders exercised their stock options as of that date. The total number of in-the-money stock options exercisable as of May 1, 2010 was 529 million. As of July 25, 2009, 768 million outstanding stock options were exercisable and the weighted-average exercise price was $24.16.

Restricted Stock and Stock Unit Awards

A summary of the restricted stock and stock unit activity is as follows (in millions, except per-share amounts):

	Restricted Stock/Stock Units	Weighted- Average Grant Date Price per Share	Aggregated Fair Market Value
BALANCE AT JULY 26, 2008	10	$24.27
Granted and assumed	57	20.90
Vested	(4)	23.56	$69
Canceled/forfeited	(1)	22.76

BALANCE AT JULY 25, 2009	62	$21.25
Granted and assumed	47	23.47
Vested	(11)	22.43	$252
Canceled/forfeited	(3)	22.33

BALANCE AT MAY 1, 2010	95	$22.18

Share-Based Awards Available for Grant

A summary of share-based awards available for grant is as follows (in millions):

Share- Based Awards Available for Grant
BALANCE AT JULY 26, 2008	362
Options granted and assumed	(14)
Restricted stock, stock units, and other share-based awards granted and assumed	(140)
Share-based awards canceled/forfeited	38
Additional shares reserved	7

BALANCE AT JULY 25, 2009	253
Options granted and assumed	(15)
Restricted stock, stock units, and other share-based awards granted and assumed	(71)
Share-based awards canceled/forfeited/expired	118
Additional shares reserved	14

BALANCE AT MAY 1, 2010	299

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

Expense and Valuation Information for Share-Based Awards

Share-Based Compensation Expense

Share-based compensation expense consists primarily of expenses for stock options, stock purchase rights, restricted stock, and restricted stock units granted to employees and share-based compensation related to acquisitions or investments. The following table summarizes share-based compensation expense (in millions):

	Three Months Ended		Nine Months Ended
	May 1, 2010	April 25, 2009	May 1, 2010	April 25, 2009
Cost of sales – product	$16	$12	$43	$33
Cost of sales – service	47	31	121	94

Share-based compensation expense in cost of sales	63	43	164	127

Research and development	129	94	336	283
Sales and marketing	153	103	395	321
General and administrative	89	59	231	170

Share-based compensation expense in operating expenses	371	256	962	774

Total share-based compensation expense	$434	$299	$1,126	$901

As of May 1, 2010, the total compensation cost related to unvested share-based awards not yet recognized was $3.6 billion, which is expected to be recognized over approximately 2.6 years on a weighted-average basis. The income tax benefit for share-based compensation expense was $118 million and $304 million for the three and nine months ended May 1, 2010, respectively, and $79 million and $238 million for the three and nine months ended April 25, 2009, respectively.

Valuation of Share-Based Awards

The valuation of employee stock options is summarized as follows:

	Nine Months Ended
	May 1, 2010	April 25, 2009
Number of options granted (in millions)	4	5
Weighted-average assumptions:
Expected volatility	30.5%	37.7%
Risk-free interest rate	2.3%	2.9%
Expected dividend	0.0%	0.0%
Kurtosis	4.1	4.6
Skewness	0.20	(0.27)
Weighted-average expected life (in years)	5.1	5.9
Weighted-average estimated grant date fair value (per option share)	$6.50	$6.81

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

14.	Income Taxes

The following table provides details of income taxes (in millions, except percentages):

	Three Months Ended		Nine Months Ended
	May 1, 2010	April 25, 2009	May 1, 2010	April 25, 2009
Effective tax rate	8.8%	20.1%	16.6%	18.0%
Cash paid for income taxes	$486	$406	$1,624	$999

In the third quarter of fiscal 2010, the U.S. Court of Appeals for the Ninth Circuit affirmed a 2005 U.S. Tax Court ruling in Xilinx, Inc. v. Commissioner. The decision affirmed the tax treatment of share-based compensation expenses for the purpose of determining intangible development costs under a company’s research and development cost sharing arrangement. While the Company was not a party to the case, as a result of this ruling, the Company recognized tax benefits as an increase in additional paid-in capital of $566 million and as a reduction to the provision for income taxes of $158 million during the three months ended May 1, 2010.

During the nine months ended April 25, 2009, the Tax Extenders and Alternative Minimum Tax Relief Act of 2008 reinstated the U.S. federal research and development (R&D) tax credit, retroactive to January 1, 2008. As a result, the effective tax rate for the nine months ended April 25, 2009 reflected a $106 million tax benefit related to fiscal 2008 R&D expenses. The U.S. federal R&D tax credit expired on December 31, 2009.

In the third quarter of fiscal 2010, as a result of the U.S. Court of Appeals decision in Xilinx Inc. v. Commissioner as discussed above, the Company decreased the amount of unrecognized tax benefits by approximately $220 million. The Company also decreased the amount of accrued interest by approximately $218 million. As of May 1, 2010, the Company had $2.6 billion of unrecognized tax benefits, of which $2.3 billion, if recognized, would favorably impact the effective tax rate. Although timing of the resolution of audits is highly uncertain, the Company does not believe it is reasonably possible that the total amount of unrecognized tax benefits as of May 1, 2010 will materially change in the next 12 months.

15.	Segment Information and Major Customers

The Company’s operations involve the design, development, manufacturing, marketing, and technical support of networking and other products and services related to the communications and information technology industry. Cisco products include routers, switches, advanced technologies, and other products. These products, primarily integrated by Cisco IOS Software, link geographically dispersed local-area networks (LANs), metropolitan-area networks (MANs), and wide-area networks (WANs).

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

Summarized financial information by theater for the three and nine months ended May 1, 2010 and April 25, 2009, based on the Company’s internal management system and as utilized by the Company’s Chief Operating Decision Maker (CODM), is as follows (in millions):

	Three Months Ended		Nine Months Ended
	May 1, 2010	April 25, 2009	May 1, 2010	April 25, 2009
Net sales:
United States and Canada (1)	$5,555	$4,308	$15,869	$14,593
European Markets	2,134	1,848	5,895	6,009
Emerging Markets	1,140	880	3,107	3,198
Asia Pacific	1,141	808	3,175	2,753
Japan	398	318	1,158	1,029

Total	$10,368	$8,162	$29,204	$27,582

Gross margin (2):
United States and Canada	$3,595	$2,832	$10,339	$9,538
European Markets	1,444	1,233	4,007	3,993
Emerging Markets	717	532	1,986	1,960
Asia Pacific	718	498	2,009	1,718
Japan	283	220	835	702

Theater total	6,757	5,315	19,176	17,911
Unallocated corporate items (3)	(127)	(86)	(326)	(278)

Total	$6,630	$5,229	$18,850	$17,633

(1)

Net sales in the United States were $5.2 billion and $4.1 billion for the three months ended May 1, 2010 and April 25, 2009, respectively. Net sales in the United States were $14.9 billion and $13.8 billion for the nine months ended both May 1, 2010 and April 25, 2009, respectively.

(2)	Certain reclassifications have been made to prior period amounts to conform to the current period’s presentation.

(3)	The unallocated corporate items include the effects of amortization of acquisition-related intangible assets and share-based compensation expense.

(b) Net Sales for Groups of Similar Products and Services

The following table presents net sales for groups of similar products and services (in millions):

	Three Months Ended		Nine Months Ended
	May 1, 2010	April 25, 2009	May 1, 2010	April 25, 2009
Net sales (1):
Routers	$1,713	$1,388	$4,846	$4,813
Switches	3,658	2,604	9,962	9,276
Advanced technologies	2,435	2,060	7,089	7,091
Other	630	368	1,715	1,222

Product	8,436	6,420	23,612	22,402
Service	1,932	1,742	5,592	5,180

Total	$10,368	$8,162	$29,204	$27,582

(1)	Certain reclassifications have been made to prior period amounts to conform to the current period’s presentation.

The Company refers to some of its products and technologies as advanced technologies. As of May 1, 2010, the Company had identified the following advanced technologies for particular focus: application networking services, home networking, security, storage area networking, unified communications, video systems, and wireless technology. The Company continues to identify additional advanced technologies for focus and investment in the future. The Company’s investments in some previously identified advanced technologies may be curtailed or eliminated depending on market developments.

(c) Other Segment Information

The majority of the Company’s assets, excluding cash and cash equivalents and investments, as of May 1, 2010 and July 25, 2009 were attributable to its U.S. operations. The Company’s total cash and cash equivalents and investments held outside of the United States in various foreign subsidiaries as of May 1, 2010 were $30.8 billion, and the remaining $8.3 billion was held in the United States. For the three and nine months ended May 1, 2010 and April 25, 2009, no single customer accounted for 10% or more of the Company’s net sales.

Property and equipment information is based on the physical location of the assets. The following table presents property and equipment information for geographic areas (in millions):

	May 1, 2010	July 25, 2009
Property and equipment, net:
United States	$3,313	$3,330
International	681	713

Total	$3,994	$4,043

16.	Net Income per Share

The following table presents the calculation of basic and diluted net income per share (in millions, except per-share amounts):

	Three Months Ended		Nine Months Ended
	May 1, 2010	April 25, 2009	May 1, 2010	April 25, 2009
Net income	$2,192	$1,348	$5,832	$5,053

Weighted-average shares—basic	5,731	5,805	5,746	5,844
Effect of dilutive potential common shares	138	13	123	27

Weighted-average shares—diluted	5,869	5,818	5,869	5,871

Net income per share—basic	$0.38	$0.23	$1.01	$0.86

Net income per share—diluted	$0.37	$0.23	$0.99	$0.86

Antidilutive employee share-based awards, excluded	197	977	358	1,008

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

Overview

A summary of our results is as follows (in millions, except percentages and per-share amounts):

	Three Months Ended			Nine Months Ended
	Fiscal 2010	Fiscal 2009	Variance	Fiscal 2010	Fiscal 2009	Variance
Net sales	$10,368	$8,162	27.0%	$29,204	$27,582	5.9%
Gross margin percentage	63.9%	64.1%	(0.2)%	64.5%	63.9%	0.6%
Net income	$2,192	$1,348	62.6%	$5,832	$5,053	15.4%
Earnings per share—diluted	$0.37	$0.23	60.9%	$0.99	$0.86	15.1%

Our results for the third quarter of fiscal 2010 represent the fourth consecutive quarter of positive sequential revenue growth and the second consecutive quarter of positive year-over-year revenue growth. Our results for the third quarter of fiscal 2010 reflect balanced growth across our geographic theaters, product categories, and customer markets and a return to more normal sequential revenue trends. Net income in the third quarter of fiscal 2010 increased by 63% compared with the third quarter of fiscal 2009, while for the first nine months of fiscal 2010, net income increased by 15% compared with the first nine months of fiscal 2009. In the third quarter of fiscal 2010, net income per diluted share increased by 61% compared with the third quarter of fiscal 2009, primarily due to higher revenue and lower operating expenses as a percentage of revenue. A tax benefit of $158 million during the third quarter of fiscal 2010 also contributed to the increase in net income and net income per diluted share for both periods in fiscal 2010. In addition, the third quarter of fiscal 2010 had 14 weeks, compared with 13 weeks in the third quarter of fiscal 2009, thus our operating results for the third quarter and the first nine months of fiscal 2010 reflect an extra week compared with the corresponding periods in fiscal 2009, the estimated impacts of which are discussed below.

Strategy and Focus Areas

Our strategy centers on the increasing role of intelligent networks, collaboration and Web 2.0 technologies, the United States and selected emerging countries, the network as the platform, and resource management and realignment. Consistent with our strategy during the fiscal 2009 economic downturn, we will continue to seek to expand our share of our customers’ information technology spending. We will endeavor to achieve this objective by focusing on our core networking capabilities while continuing to expand into product markets similar, related, or adjacent to those in which we currently are active, which we refer to as market adjacencies. We have continued our focus on our core networking capabilities and have expanded our movement into market adjacencies, primarily through the realignment of resources, while simultaneously reducing our operating expenses as a percentage of revenue.

We refer to the evolutionary process by which adjacencies arise as market transitions. Specifically, we believe the key market transitions currently taking place in our industry pertain to virtualization, video, and collaboration. Virtualization is the process of aggregating the current siloed data center resources into unified, shared resource pools that can be dynamically delivered to applications on demand, thus providing the ability to move content and applications between devices and the network. Due to changing technology trends such as the increasing adoption of virtualization and the rise in scalable processing, a significant market transition appears to be under way in the enterprise data center market. We believe the market is at an inflection point, as awareness grows that intelligent networks are becoming the platform for productivity improvement and global competitiveness. We further believe that disruption in the enterprise data center market will accelerate in the next several months. This market transition is being brought about through the convergence of networking, computing, storage, and software technologies. We are seeking to capitalize on this market transition through, among other things, our Cisco Unified Computing System and Cisco Nexus product families, which are designed to integrate the previously siloed technologies in the enterprise data center with a unified architecture.

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

Other market transitions on which we are focusing attention include those related to the increased role of video and collaboration across our customer markets. The key market transitions relative to the convergence of video and collaboration, which we believe will drive productivity and growth in network loads, appear to be evolving even faster than we had anticipated earlier this year. Cisco TelePresence systems are one example of our product offerings that have incorporated video and collaboration as customers evolve their communications and business models. During the third quarter of fiscal 2010, we completed our acquisition of Tandberg. We plan to integrate Tandberg with our Cisco TelePresence business in order to enhance multiproduct and multivendor interoperability and to encourage faster customer adoption.

We believe that the architectural approach that has served us well in our core networking technologies in the communications and information technology industry will be adaptable to other markets. Examples of market adjacencies where we aim to apply this approach are the consumer market and electrical services infrastructure market. We believe that our approach of focusing on our core networking technologies and moving into market adjacencies has contributed to the growth we experienced in the past. Recently we have delivered several new products, and we are pleased with the breadth and depth of our innovation across almost all aspects of our business and the impact that we believe this innovation will have on our long-term prospects. We are currently undergoing product transitions within several of our product families, and we believe that many of these product transitions are gaining momentum based on the strong year-over-year product revenue growth across these product families. We believe that our strategy and our ability to innovate and execute may enable us to improve our relative competitive position in difficult business conditions and may continue to provide us with long-term growth opportunities.

Revenue

For the third quarter of fiscal 2010, our total revenue increased by 27% on a year-over-year basis, which included revenue increases in all of our geographic theaters, reflecting what we believe to be an improving economic environment across all of our geographic theaters. From a customer market perspective, during the third quarter of fiscal 2010 we saw an improved environment for capital expenditures across our enterprise, commercial, and service provider markets. Our net product sales increased on a year-over-year basis across all of our categories of similar products in the third quarter of fiscal 2010, while our net product sales for the first nine months of fiscal 2010 increased on a year-over-year basis across almost all categories of similar products, except for sales of our advanced technologies which were relatively unchanged. In the third quarter and first nine months of fiscal 2010, our revenue from routing products increased by 23% and 1%, respectively, compared with the corresponding periods of fiscal 2009. In the third quarter and first nine months of fiscal 2010, our revenue from switching products increased by 40% and 7%, respectively, compared with the corresponding periods of fiscal 2009. Sales of our advanced technologies for the third quarter of fiscal 2010 increased 18% on a year-over-year basis. The year-over-year revenue increase in the other product revenue category was driven primarily by sales of cable products, the Cisco Unified Computing System within our Emerging Technologies, and sales of Flip Video cameras from our acquisition of Pure Digital Technologies, Inc. (“Pure Digital”), which we acquired in the fourth quarter of fiscal 2009. While we cannot quantify with precision the impact to revenue of the extra week in the third quarter of fiscal 2010, we believe the extra week added approximately 4% to 5% to our year-over-year revenue growth for the third quarter of fiscal 2010.

Gross Margin

In the third quarter of fiscal 2010, our gross margin percentage decreased by approximately 0.2 percentage points compared with the corresponding period of fiscal 2009. This decrease in gross margin percentage for the third quarter of fiscal 2010 was the result of a decline in our service gross margin percentage partially offset by our higher product gross margin. The year-over-year increase in our product gross margin percentage during the third quarter of fiscal 2010 was primarily due to higher shipment volume, lower overall manufacturing costs, and a favorable product mix, partially offset by unfavorable impacts attributable to sales discounts, rebates and product pricing. For the first nine months of fiscal 2010, our gross margin percentage increased by 0.6 percentage points, driven primarily by our higher product gross margin percentage.

Operating Expenses

For the third quarter and first nine months of fiscal 2010, operating expenses increased in absolute dollars compared with the corresponding periods of fiscal 2009, but decreased as a percentage of revenue. The increase in absolute dollar terms was attributable to higher headcount-related expenses, including variable compensation expenses, and higher discretionary expenses. The extra week in the third quarter of fiscal 2010 also contributed approximately $150 million to the year-over-year increase in total operating expenses during the third quarter and first nine months of fiscal 2010.

Other Key Financial Measures

The following is a summary of our other financial measures for the third quarter and first nine months of fiscal 2010:

•

We generated cash flows from operations of $3.0 billion and $6.9 billion during the third quarter and first nine months of fiscal 2010, respectively. Our cash and cash equivalents, together with our investments, were $39.1 billion at the end of the third quarter of fiscal 2010, compared with $35.0 billion at the end of fiscal 2009.

•	Our deferred revenue at the end of the third quarter of fiscal 2010 was $10.3 billion, compared with $9.4 billion at the end of fiscal 2009.

•

We repurchased 87 million shares of our common stock under our stock repurchase program for $2.25 billion during the third quarter of fiscal 2010, and we repurchased 226 million shares of our common stock for $5.5 billion during the first nine months of fiscal 2010. As of the end of the third quarter of fiscal 2010, the remaining authorized repurchase amount under this program was $9.3 billion with no termination date.

•	Days sales outstanding in accounts receivable (“DSO”) at the end of the third quarter of fiscal 2010 was 39 days, compared with 34 days at the end of fiscal 2009.

•

Our inventory balance was $1.3 billion at the end of the third quarter of fiscal 2010, compared with $1.1 billion at the end of fiscal 2009. Annualized inventory turns were 11.5 in the third quarter of fiscal 2010 and were 11.7 in the fourth quarter of fiscal 2009.

•	Our purchase commitments with contract manufacturers and suppliers were $4.3 billion at the end of the third quarter of fiscal 2010, compared with $2.2 billion at the end of fiscal 2009.

We believe that in any rapidly shifting supply and demand environment such as the one we are currently experiencing, shifts in lead times, inventory levels, purchase commitments, and manufacturing outputs will occur. For the third quarter of fiscal 2010, we experienced a higher percentage of our total quarterly shipments in the last month of the quarter compared with the corresponding month in the fourth quarter of fiscal 2009, which resulted in an increase to our accounts receivable and DSO. Similar to the first half of fiscal 2010, we experienced longer than normal lead times on several of our products. This was attributable in part to increasing demand driven by the improvement in our overall markets. In addition, and similar to what is happening throughout the industry, the longer than normal lead time extensions also stemmed from supplier constraints based upon their labor and other actions taken during the global economic downturn. While we may continue to experience longer than normal lead times, our lead times improved on most products throughout the third quarter of fiscal 2010. If lead times for key components lengthen further as the economic environment continues to improve, our operating results for a particular future period could be adversely affected.

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

In October 2009, the FASB amended the accounting standards for revenue recognition to remove tangible products containing software components and nonsoftware components that function together to deliver the product’s essential functionality from the scope of industry-specific software revenue recognition guidance. In October 2009, the FASB also amended the accounting standards for multiple-deliverable revenue arrangements to:

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

The amount of product and service revenue recognized in a given period is affected by our judgment as to whether an arrangement includes multiple deliverables and, if so, our determinations surrounding whether VSOE exists. In the certain limited circumstances when VSOE does not exist, we then apply judgment with respect to whether we can obtain TPE. Generally, we are not able to determine TPE because our go-to-market strategy differs from that of our peers. In the limited number of circumstances in which we are unable to establish selling price using VSOE or TPE, we will use ESP in our allocation of arrangement consideration. We determine VSOE based on its normal pricing and discounting practices for the specific product or service when sold separately. In determining VSOE, we require that a substantial majority of the selling prices for a product or service fall within a reasonably narrow pricing range, generally evidenced by approximately 80% of such historical standalone transactions falling within plus or minus 15% of the median rates. In determining ESP, we apply significant judgment as we weigh a variety of factors, based on the facts and circumstances of the arrangement. We typically arrive at an ESP for a product or service that is not sold separately by considering company-specific factors such as geographies, competitive landscape, internal costs, gross margin objectives, pricing practices used to establish bundled pricing, and existing portfolio pricing and discounting. There were no material impacts during the quarter nor do we currently expect a material impact in future periods from changes in VSOE, TPE, or ESP.

In terms of the timing and pattern of revenue recognition, the new accounting guidance for revenue recognition is not expected to have a significant effect on net sales in subsequent periods after the initial adoption when applied to multiple-element arrangements based on current go-to-market strategies due to the existence of VSOE across most of our product and service offerings. However, we expect that this new accounting guidance will facilitate our efforts to optimize our offerings due to better alignment between the economics of an arrangement and the accounting. This may lead to us engaging in new go-to-market practices in the future. In particular, we expect that the new accounting standards will enable us to better integrate products and services without VSOE into existing offerings and solutions. As these go-to-market strategies evolve, we may modify our pricing practices in the future, which could result in changes in selling prices, including both VSOE and ESP. As a result, our future revenue recognition for multiple-element arrangements could differ materially from the results in the current period. We are currently unable to determine the impact that the newly adopted accounting guidance could have on our revenue as these go-to-market strategies evolve.

Revenue deferrals relate to the timing of revenue recognition for specific transactions based on financing arrangements, service, support, and other factors. Financing arrangements may include sales-type, direct-financing, and operating leases, loans, and guarantees of third-party financing. Our deferred revenue for products was $3.5 billion and $2.9 billion as of May 1, 2010 and July 25, 2009, respectively. Technical support services revenue is deferred and recognized ratably over the period during which the services are to be performed, which typically is from one to three years. Advanced services revenue is recognized upon delivery or completion of performance. Our deferred revenue for services was $6.8 billion and $6.5 billion as of May 1, 2010 and July 25, 2009, respectively.

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

Allowances for Receivables and Sales Returns

The allowances for receivables were as follows (in millions, except percentages):

	May 1, 2010	July 25, 2009
Allowance for doubtful accounts	$216	$216
Percentage of gross accounts receivable	5.0%	6.4%
Allowance for lease receivables	$199	$213
Percentage of gross lease receivables	8.7%	10.7%
Allowance for loan receivables	$104	$88
Percentage of gross loan receivables	8.2%	10.2%

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

A reserve for future sales returns is established based on historical trends in product return rates. The reserve for future sales returns as of May 1, 2010 and July 25, 2009 was $78 million and $75 million, respectively, and was recorded as a reduction of our accounts receivable. If the actual future returns were to deviate from the historical data on which the reserve had been established, our revenue could be adversely affected.

Inventory Valuation and Liability for Purchase Commitments with Contract Manufacturers and Suppliers

Our inventory balance was $1.3 billion and $1.1 billion as of May 1, 2010 and July 25, 2009, respectively. Inventory is written down based on excess and obsolete inventories determined primarily by future demand forecasts. Inventory write-downs are measured as the difference between the cost of the inventory and market, based upon assumptions about future demand, and are charged to the provision for inventory, which is a component of our cost of sales. At the point of the loss recognition, a new, lower cost basis for that inventory is established, and subsequent changes in facts and circumstances do not result in the restoration or increase in that newly established cost basis.

We record a liability for firm, noncancelable, and unconditional purchase commitments with contract manufacturers and suppliers for quantities in excess of our future demand forecasts consistent with the valuation of our excess and obsolete inventory. As of May 1, 2010, the liability for these purchase commitments was $148 million, compared with $175 million as of July 25, 2009, and was included in other current liabilities.

Our provision for inventory was $56 million and $64 million for the first nine months of fiscal 2010 and 2009, respectively. The provision for the liability related to purchase commitments with contract manufacturers and suppliers was $7 million and $77 million for the first nine months of fiscal 2010 and 2009, respectively. If there were to be a sudden and significant decrease in demand for our products, or if there were a higher incidence of inventory obsolescence because of rapidly changing technology and customer requirements, we could be required to increase our inventory write-downs and our liability for purchase commitments with contract manufacturers and suppliers and gross margin could be adversely affected. Inventory and supply chain management remain areas of focus as we balance the need to maintain supply chain flexibility to help ensure competitive lead times with the risk of inventory obsolescence.

Warranty Costs

The liability for product warranties, included in other current liabilities, was $342 million as of May 1, 2010, compared with $321 million as of July 25, 2009. See Note 11 to the Consolidated Financial Statements. Our products are generally covered by a warranty for periods ranging from 90 days to five years, and for some products we provide a limited lifetime warranty. We accrue for warranty costs as part of our cost of sales based on associated material costs, technical support labor costs, and associated overhead. Material cost is estimated based primarily upon historical trends in the volume of product returns within the warranty period and the cost to repair or replace the equipment. Technical support labor cost is estimated based primarily upon historical trends in the rate of customer cases and the cost to support the customer cases within the warranty period. Overhead cost is applied based on estimated time to support warranty activities.

The provision for product warranties issued during the first nine months of fiscal 2010 and 2009 was $342 million and $282 million, respectively. If we experience an increase in warranty claims compared with our historical experience, or if the cost of servicing warranty claims is greater than expected, our gross margin could be adversely affected.

Share-Based Compensation Expense

Total share-based compensation expense for the nine months ended May 1, 2010 and April 25, 2009 was $1.1 billion and $901 million, respectively. The determination of fair value of share-based payment awards on the date of grant using an option-pricing model is affected by our stock price as well as assumptions regarding a number of highly complex and subjective variables. For employee stock options and employee stock purchase rights, these variables include, but are not limited to, the expected stock price volatility over the term of the awards, risk-free interest rate, and expected dividends. For employee stock options, we used the implied volatility for two-year traded options on our stock as the expected volatility assumption required in the lattice-binomial model. For employee stock purchase rights, we used the implied volatility for traded options (with lives corresponding to the expected life of the employee stock purchase rights) on our stock. The selection of the implied volatility approach was based upon the availability of actively traded options on our stock and our assessment that implied volatility is more representative of future stock price trends than historical volatility. The valuation of employee stock options is also impacted by kurtosis and skewness, which are technical measures of the distribution of stock price returns, and the actual and projected employee stock option exercise behaviors.

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

Fair Value Measurements of Investments

Our fixed income and publicly traded equity securities, collectively, are reflected in the Consolidated Balance Sheets at a fair value of $35.1 billion as of May 1, 2010, compared with $29.3 billion as of July 25, 2009. Our fixed income investment portfolio consists primarily of high-quality investment-grade securities and as of May 1, 2010 had a weighted-average credit rating exceeding AA. See Note 7 to the Consolidated Financial Statements.

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

The inputs and fair value are reviewed for reasonableness, may be further validated by comparison to publicly available information and could be adjusted based on market indices or other information that management deems material to their estimate of fair value. In the current market environment, the assessment of fair value can be difficult and subjective. However, given the relative reliability of the inputs we use to value our investment portfolio, and because substantially all of our valuation inputs are obtained using quoted market prices for similar or identical assets, we do not believe that the nature of estimates and assumptions affected by levels of subjectivity and judgment was material to the valuation of the investment portfolio as of May 1, 2010. Level 3 assets do not represent a significant portion of our total investment portfolio as of May 1, 2010.

Other-than-Temporary Impairments

We recognize an impairment charge when the declines in the fair values of our fixed income or publicly traded equity securities below their cost basis are judged to be other than temporary. The ultimate value realized on these securities, to the extent unhedged, is subject to market price volatility until they are sold.

Effective at the beginning of the fourth quarter of fiscal 2009, we were required to evaluate our fixed income securities for other-than-temporary impairments subject to new accounting guidance. Pursuant to this accounting guidance, if the fair value of a debt security is less than its amortized cost, we assess whether the impairment is other than temporary. An impairment is considered other than temporary if (i) we have the intent to sell the security, (ii) it is more likely than not that we will be required to sell the security before recovery of its entire amortized cost basis, or (iii) we do not expect to recover the entire amortized cost basis of the security. If an impairment is considered other than temporary based on (i) or (ii) described above, the entire difference between the amortized cost basis and the fair value of the security is recognized in earnings. If an impairment is considered other than temporary based on condition (iii), the amount representing credit losses, defined as the difference between the present value of the cash flows expected to be collected and the amortized cost basis of the debt security, will be recognized in earnings and the amount relating to all other factors will be recognized in other comprehensive income (OCI). In estimating the amount and timing of cash flows expected to be collected, we consider all available information, including past events, current conditions, the remaining payment terms of the security, the financial condition of the issuer, expected defaults, and the value of underlying collateral.

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

There were no impairment charges on investments in fixed income securities and publicly traded equity securities that were recognized in earnings in the first nine months of fiscal 2010, while such impairment charges for the first nine months of 2009 were $258 million. Our ongoing consideration of all the factors described above could result in additional impairment charges in the future, which could adversely affect our net income.

We also have investments in privately held companies, some of which are in the startup or development stages. As of May 1, 2010, our investments in privately held companies were $763 million, compared with $709 million as of July 25, 2009, and were included in other assets. See Note 5 to the Consolidated Financial Statements. We monitor these investments for events or circumstances indicative of potential impairment and will make appropriate reductions in carrying values if we determine that an impairment charge is required, based primarily on the financial condition and near-term prospects of these companies. These investments are inherently risky because the markets for the technologies or products these companies are developing are typically in the early stages and may never materialize. Our impairment charges on investments in privately held companies were $17 million and $68 million during the first nine months of fiscal 2010 and 2009, respectively.

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

The goodwill recorded in the Consolidated Balance Sheets as of May 1, 2010 and July 25, 2009 was $16.7 billion and $12.9 billion, respectively. In response to changes in industry and market conditions, we could be required to strategically realign our resources and consider restructuring, disposing of, or otherwise exiting businesses, which could result in an impairment of goodwill. There was no impairment of goodwill in the first nine months of fiscal 2010 and 2009, respectively.

Income Taxes

We are subject to income taxes in the United States and numerous foreign jurisdictions. Our effective tax rates differ from the statutory rate, primarily due to the tax impact of state taxes, foreign operations, R&D tax credits, tax audit settlements, nondeductible compensation, international realignments, and transfer pricing adjustments. Our effective tax rate was 8.8% and 20.1% in the third quarter of fiscal 2010 and fiscal 2009, respectively. The effective tax rate was 16.6% and 18.0% for the first nine months of fiscal 2010 and 2009, respectively.

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

Our provision for income taxes is subject to volatility and could be adversely impacted by earnings being lower than anticipated in countries that have lower tax rates and higher than anticipated in countries that have higher tax rates; by changes in the valuation of our deferred tax assets and liabilities; by expiration of or lapses in the R&D tax credit laws; by transfer pricing adjustments, including the effect of acquisitions on our intercompany R&D cost sharing arrangement and legal structure; by tax effects of nondeductible compensation; by tax costs related to intercompany realignments; by changes in accounting principles; or by changes in tax laws and regulations, including possible U.S. changes to the taxation of earnings of our foreign subsidiaries, the deductibility of expenses attributable to foreign income, or the foreign tax credit rules. Significant judgment is required to determine the recognition and measurement attributes prescribed in the accounting guidance for uncertainty in income taxes. The accounting guidance for uncertainty in income taxes applies to all income tax positions, including the potential recovery of previously paid taxes, which if settled unfavorably could adversely impact our provision for income taxes or additional paid-in capital. Further, as a result of certain of our ongoing employment and capital investment actions and commitments, our income in certain countries is subject to reduced tax rates and in some cases is wholly exempt from tax. Our failure to meet these commitments could adversely impact our provision for income taxes. In addition, we are subject to the continuous examination of our income tax returns by the Internal Revenue Service and other tax authorities. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes. There can be no assurance that the outcomes from these continuous examinations will not have an adverse effect on our operating results and financial condition.

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

Net Sales

The following table presents the breakdown of net sales between product and service revenue (in millions, except percentages):

	Three Months Ended				Nine Months Ended
	May 1, 2010	April 25, 2009	Variance in Dollars	Variance in Percent	May 1, 2010	April 25, 2009	Variance in Dollars	Variance in Percent
Net sales:
Product	$8,436	$6,420	$2,016	31.4%	$23,612	$22,402	$1,210	5.4%
Service	1,932	1,742	190	10.9%	5,592	5,180	412	8.0%

Total	$10,368	$8,162	$2,206	27.0%	$29,204	$27,582	$1,622	5.9%

We manage our business primarily on a geographic basis, organized into five geographic theaters. Our net sales, which include product and service revenue, for each theater are summarized in the following table (in millions, except percentages):

	Three Months Ended				Nine Months Ended
	May 1, 2010	April 25, 2009	Variance in Dollars	Variance in Percent	May 1, 2010	April 25, 2009	Variance in Dollars	Variance in Percent
Net sales:
United States and Canada	$5,555	$4,308	$1,247	28.9%	$15,869	$14,593	$1,276	8.7%
Percentage of net sales	53.6%	52.8%			54.3%	52.9%
European Markets	2,134	1,848	286	15.5%	5,895	6,009	(114)	(1.9)%
Percentage of net sales	20.6%	22.6%			20.2%	21.8%
Emerging Markets	1,140	880	260	29.5%	3,107	3,198	(91)	(2.8)%
Percentage of net sales	11.0%	10.8%			10.6%	11.6%
Asia Pacific	1,141	808	333	41.2%	3,175	2,753	422	15.3%
Percentage of net sales	11.0%	9.9%			10.9%	10.0%
Japan	398	318	80	25.2%	1,158	1,029	129	12.5%
Percentage of net sales	3.8%	3.9%			4.0%	3.7%

Total	$10,368	$8,162	$2,206	27.0%	$29,204	$27,582	$1,622	5.9%

Whereas our sales increase during the second quarter of fiscal 2010 was primarily concentrated in the United States and Canada and the Asia Pacific theaters, for the third quarter of fiscal 2010, net sales increased across all of our geographic theaters on a year-over-year basis. In our view, the increased sales may be indicative of a recovery in all of our geographic theaters from the market weakness we experienced for most of fiscal 2009.

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

In addition to the impact of macroeconomic factors, net sales by theater in a particular period may be significantly impacted by several factors related to revenue recognition, including the complexity of transactions such as multiple-element arrangements; the mix of financings provided to our channel partners and customers; and final acceptance of the product, system, or solution, among other factors. In addition, certain customers tend to make large and sporadic purchases and the net sales related to these transactions may also be affected by the timing of revenue recognition.

Net Product Sales by Theater

The following table presents the breakdown of net product sales by theater (in millions, except percentages):

	Three Months Ended				Nine Months Ended
	May 1, 2010	April 25, 2009	Variance in Dollars	Variance in Percent	May 1, 2010	April 25, 2009	Variance in Dollars	Variance in Percent
Net product sales:
United States and Canada	$4,329	$3,192	$1,137	35.6%	$12,317	$11,271	$1,046	9.3%
Percentage of net product sales	51.3%	49.6%			52.2%	50.3%
European Markets	1,811	1,570	241	15.4%	4,992	5,179	(187)	(3.6)%
Percentage of net product sales	21.5%	24.5%			21.1%	23.1%
Emerging Markets	997	718	279	38.9%	2,655	2,740	(85)	(3.1)%
Percentage of net product sales	11.8%	11.2%			11.2%	12.2%
Asia Pacific	975	679	296	43.6%	2,706	2,364	342	14.5%
Percentage of net product sales	11.6%	10.6%			11.5%	10.6%
Japan	324	261	63	24.1%	942	848	94	11.1%
Percentage of net product sales	3.8%	4.1%			4.0%	3.8%

Total	$8,436	$6,420	$2,016	31.4%	$23,612	$22,402	$1,210	5.4%

United States and Canada

Net product sales in the United States and Canada theater during the third quarter and first nine months of fiscal 2010 increased compared with the corresponding periods of fiscal 2009, due to the continued improvement in the economic environment in this theater. The increase in net product sales compared with the corresponding periods of fiscal 2009 was across all of our customer markets in the United States and Canada theater. Within the enterprise market, net product sales to the U.S. federal government increased on a year-over-year basis for both the third quarter and first nine months of fiscal 2010. Our net product sales in the consumer market during the third quarter and first nine months of fiscal 2010 increased compared with the corresponding periods of fiscal 2009, primarily due to sales of Flip Video cameras from the acquisition of Pure Digital, which we acquired in the fourth quarter of fiscal 2009. From a product perspective, the year-over-year increase in net product sales in this theater during the third quarter and first nine months of fiscal 2010 was driven in large part by higher sales of our switching products.

European Markets

Net product sales in the European Markets theater during the third quarter of fiscal 2010 increased, while for the first nine months of fiscal 2010 net product sales decreased compared with the corresponding periods of fiscal 2009. In the third quarter of fiscal 2010, we experienced increased net product sales to all customer markets in this theater and across most of the larger countries in this theater. For the third quarter of fiscal 2010, our European Markets theater had slower growth relative to other theaters on a year-over-year basis, which we believe was attributable in part to the fact that many of the countries in this theater were among the last countries to begin experiencing the economic downturn in fiscal 2009, and consequently some of these countries are recovering later. We have not seen significant negative impacts to our business resulting from the recent European economic and financial turmoil related to sovereign debt issues in certain countries. However, we continue to closely monitor developments in Europe and their potential impacts on the global economy.

Net product sales decreased on a year-over-year basis for the first nine months of fiscal 2010 in Germany and Italy, while net product sales in France increased and net product sales in the United Kingdom were relatively flat compared with the corresponding period of fiscal 2009.

Emerging Markets

In the third quarter of fiscal 2010, net product sales in the Emerging Markets theater increased compared with the third quarter of fiscal 2009, as a result of increased sales to all customer markets within this theater. Regarding some of the larger countries in this theater, in the third quarter of fiscal 2010, Brazil, Mexico, and Russia showed significant year-over-year growth in net product sales. For the first nine months of fiscal 2010, net product sales in the Emerging Markets theater decreased compared with the first nine months of fiscal 2009, primarily as a result of decreased sales across all of our customer markets with the exception of the service provider market. Certain of our customers in the Emerging Markets theater tend to make large and sporadic purchases, and the net sales related to these transactions may also be affected by the timing of revenue recognition. Further, some customers may continue to require greater levels of financing arrangements, service, and support in future periods which may also impact the timing of recognition of the revenue for this theater.

Asia Pacific

The increase in net product sales in the Asia Pacific theater in the third quarter and first nine months of fiscal 2010 compared with the corresponding periods of fiscal 2009 was attributable to increased product sales to our enterprise, service provider, and commercial markets in this theater. We experienced particular strength in China and Australia during the third quarter and first nine months of fiscal 2010.

Japan

Net product sales in the Japan theater increased in the third quarter and first nine months of fiscal 2010 compared with the corresponding periods of fiscal 2009, primarily due to an increase in net product sales to the enterprise and service provider markets.

Net Product Sales by Groups of Similar Products

The following table presents net sales for groups of similar products (in millions, except percentages):

	Three Months Ended				Nine Months Ended
	May 1, 2010	April 25, 2009	Variance in Dollars	Variance in Percent	May 1, 2010	April 25, 2009	Variance in Dollars	Variance in Percent
Net product sales:
Routers	$1,713	$1,388	$325	23.4%	$4,846	$4,813	$33	0.7%
Percentage of net product sales	20.3%	21.6%			20.5%	21.5%
Switches	3,658	2,604	1,054	40.5%	9,962	9,276	686	7.4%
Percentage of net product sales	43.3%	40.6%			42.2%	41.3%
Advanced technologies	2,435	2,060	375	18.2%	7,089	7,091	(2)	0.0%
Percentage of net product sales	28.9%	32.1%			30.0%	31.7%
Other	630	368	262	71.2%	1,715	1,222	493	40.3%
Percentage of net product sales	7.5%	5.7%			7.3%	5.5%

Total	$8,436	$6,420	$2,016	31.4%	$23,612	$22,402	$1,210	5.4%

Routers

Sales of our routers increased in the third quarter of fiscal 2010 compared with the third quarter of fiscal 2009, primarily due to increased sales of the Cisco CRS-1 Carrier Routing System, Cisco 7600 Series Routers, and the Cisco ASR 1000 and 9000 Series Aggregation Services Routers and the inclusion of Cisco ASR 5000 products from the acquisition of Starent, partially offset by lower sales of Cisco 12000 Series Routers. As certain of these router sales are primarily to service providers, such sales may be favorably or adversely impacted by, among other factors, the timing of capital expenditures by the global service provider customers and their tendency to make large and sporadic purchases. Sales of our routing products may also be impacted by our product upgrade cycles and customer decisions to defer purchases in anticipation of or as they evaluate our new product offerings, such as the Cisco ASR 9000 Series Aggregation Services Routers and Cisco Integrated Services Routers Generation 2 (ISR G2).

For the first nine months of fiscal 2010, the increase in sales of routers was primarily driven by the higher sales of the Cisco CRS-1 Carrier Routing System, higher sales of the Cisco 7600 Series Routers, higher sales of the Cisco ASR 1000 and 9000 Series Aggregation Services Routers, and the inclusion of Cisco ASR 5000 products from our acquisition of Starent, partially offset by lower sales of Cisco 12000 Series Routers.

Switches

The increase in net product sales related to switches in the third quarter of fiscal 2010 compared with the corresponding period of fiscal 2009 was due to increased sales of approximately $520 million and $540 million of our LAN fixed-configuration and modular switches, respectively. The increase in sales of LAN fixed-configuration switches was primarily due to increased sales of our Cisco Catalyst 2960 and 3750 Series Switches, and our Cisco Nexus 5000 and 2000 Series Switches. The increase in sales of modular switches during the third quarter of fiscal 2010 was primarily due to increased sales of our Cisco Nexus 7000 Series Switches, our Cisco Catalyst 4500 Series Switches, and our Cisco Catalyst 6000 Series Switches.

Net product sales related to switches increased in the first nine months of fiscal 2010 compared with the corresponding period of fiscal 2009, due primarily to higher sales of our LAN fixed-configuration and modular switches of approximately $320 million and $380 million, respectively. The increase in sales of LAN fixed-configuration switches was primarily due to increased sales of Cisco Catalyst 2960 Series Switches and Cisco Nexus 5000 and 2000 Series Switches, partially offset by decreased sales of our Cisco Catalyst 3560 Series. The increase in sales of modular switches was primarily due to the increased sales of our Cisco Nexus 7000 and Cisco Catalyst 4500 Series Switches, partially offset by decreased sales of our Cisco Catalyst 6000 Series Switches.

Advanced Technologies

The change in net product sales related to advanced technologies in the third quarter of fiscal 2010 compared with the corresponding period of fiscal 2009 was primarily due to the following:

•

Sales of unified communications products, which increased by approximately $150 million, primarily due to increased sales of IP phones, associated software, and higher sales of web-based collaborative offerings.

•	Sales of wireless LAN products, which increased by approximately $55 million, primarily due to customer adoption of and migration to the Cisco Unified Wireless Network architecture.

•	Sales of security products, which increased by approximately $55 million, primarily due to increased sales of our web and email security products.

•	Sales of video systems, which increased by approximately $45 million, primarily due to increased sales of digital set-top boxes.

•	Sales of storage area networking products increased by approximately $70 million, which was primarily due to higher sales of our Cisco MDS 9000 product line.

•	Sales of networked home products, which decreased by approximately $20 million, due primarily to lower sales of modems and adapters.

•	Sales of application networking services, which increased by approximately $20 million, primarily related to customer demand for our data center application optimization solutions.

The change in net product sales related to advanced technologies in the first nine months of fiscal 2010 compared with the corresponding period of fiscal 2009 was primarily due to the following:

•

Sales of unified communications products, which increased by approximately $170 million, primarily due to increased sales of IP phones, associated software, and higher sales of web-based collaborative offerings.

•	Sales of video systems products, which decreased by approximately $220 million, primarily attributable to lower sales for digital set-top boxes.

•	Sales of networked home products, which decreased by approximately $80 million, primarily due to lower sales of adapters.

•	Sales of storage area networking products, which increased by approximately $45 million, primarily due to higher sales of our Cisco MDS 9000 product line.

•	Sales of application networking services, which decreased by approximately $25 million, primarily due to lower customer demand for our data center application optimization solutions.

•

Sales of security products, which increased by approximately $10 million, primarily as a result of increased sales of our web and email security products, partially offset by both lower sales of modules and line cards related to our routers and LAN switches and lower sales of security appliance products.

•	Sales of wireless LAN products, which increased by approximately $95 million, primarily due to the customer adoption of and migration to the Cisco Unified Wireless Network architecture.

Other Product Revenue

The increase in other product revenue in the third quarter of fiscal 2010 compared with the corresponding period of fiscal 2009 was primarily due to an increase of approximately $100 million in sales of cable products, the inclusion of approximately $75 million of sales of Flip Video cameras from our acquisition of Pure Digital in the fourth quarter of fiscal 2009, and approximately $50 million in sales of our recently introduced Cisco Unified Computing System product family. Increased sales of optical products also contributed to the year-over-year increase in other product revenue in the third quarter of fiscal 2010.

The increase in other product revenue in the first nine months of fiscal 2010 compared with the corresponding period of fiscal 2009 was primarily due to sales of Flip Video cameras of approximately $255 million, increased sales in cable products of approximately $140 million, and sales of certain emerging technology products, which include the Cisco Unified Computing Systems, Cisco TelePresence systems and physical security.

Net Service Revenue

The increase in net service revenue in the third quarter and first nine months of fiscal 2010 compared with the corresponding periods of fiscal 2009 was primarily due to higher revenue from technical support service contracts as well as increased revenue from advanced services, which relates to consulting support services for specific networking needs. Renewals and technical support service contract initiations associated with recent product sales have resulted in a new installed base of equipment being serviced, and revenue with respect to these arrangements is recognized ratably over the period during which the related services are to be performed. The following table summarizes the year-over-year percentage changes in net service revenue for each geographic theater:

	Three Months Ended May 1, 2010	Nine Months Ended May 1, 2010
United States and Canada	9.9%	6.9%
European Markets	16.2%	8.8%
Emerging Markets	(11.7)%	(1.3)%
Asia Pacific	28.7%	20.6%
Japan	29.8%	19.3%

Gross Margin

The following table presents the gross margin for products and services (in millions, except percentages):

	Three Months Ended				Nine Months Ended
	Amount		Percentage		Amount		Percentage
	May 1, 2010	April 25, 2009	May 1, 2010	April 25, 2009	May 1, 2010	April 25, 2009	May 1, 2010	April 25, 2009
Gross margin:
Product	$5,426	$4,093	64.3%	63.8%	$15,301	$14,357	64.8%	64.1%
Service	1,204	1,136	62.3%	65.2%	3,549	3,276	63.5%	63.2%

Total	$6,630	$5,229	63.9%	64.1%	$18,850	$17,633	64.5%	63.9%

Product Gross Margin

The following table summarizes the key factors that contributed to the year-over-year change in product gross margin for the third quarter and first nine months of fiscal 2010:

	PRODUCT GROSS MARGIN PERCENTAGE
	Three Months Ended	Nine Months Ended
Fiscal 2009	63.8%	64.1%
Overall manufacturing costs	1.1%	2.3%
Shipment volume, net of certain variable costs	1.4%	0.3%
Mix of products sold	1.1%	0.5%
Sales discounts, rebates, and product pricing	(3.1)%	(2.4)%

Fiscal 2010	64.3%	64.8%

In the third quarter and first nine months of fiscal 2010 lower overall manufacturing costs were primarily driven by strong operational efficiency in our manufacturing operations, value engineering and a reduction in other manufacturing-related costs. Value engineering is the process by which production costs are reduced through component redesign, board configuration, test processes, and transformation processes. For the third quarter of fiscal 2010 the mix of products sold was positively impacted by a higher proportion of higher margin routing and switching products, partially offset by increased sales of consumer products. The gross margin for both current year periods also benefited from the increase in shipment volume. For the third quarter of fiscal 2010 the negative impact to product gross margin from sales discounts, rebates and product pricing was driven by normal market factors, as well as our product and geographic mix of revenue. The impact from sales discounts, rebates and product pricing was within our expected range.

Our future gross margins could be impacted by our product mix and by our movement into market adjacencies that have lower gross margins, such as the consumer market with its sales of Flip Video cameras, as well as unified computing products. Our margins may also be impacted by the geographic mix of our revenue or by increased sales discounts, rebates, and product pricing, which may be attributable to competitive factors. If any of the above factors that impact our gross margins are adversely affected in future periods, our product and service gross margins could decline.

Service Gross Margin

Our service gross margin percentage in the third quarter of fiscal 2010 decreased compared with the corresponding period of fiscal 2009, primarily due to lower advanced services margins, partially offset by slightly higher technical support margin. The service margin percentage for the third quarter of fiscal 2010 was also impacted by the services mix, as advanced services, which have a lower gross margin percentage than technical support services, constituted a higher proportion of total service revenue during the third quarter of fiscal 2010. The service gross margin percentage for the first nine months of fiscal 2010 was relatively flat compared with the corresponding period of fiscal 2009. Technical support margins will experience some variability due to various factors such as the timing of technical support service contract initiations and renewals and the timing of our strategic investments in headcount and resources to support this business. Our revenue from advanced services may increase to a higher proportion of total service revenue due to our continued focus on providing comprehensive support to our customers’ networking devices, applications, and infrastructures.

The following table presents the gross margin for each theater (in millions, except percentages):

	Three Months Ended				Nine Months Ended
	Amount		Percentage		Amount		Percentage
	May 1, 2010	April 25, 2009	May 1, 2010	April 25, 2009	May 1, 2010	April 25, 2009	May 1, 2010	April 25, 2009
Gross margin:
United States and Canada	$3,595	$2,832	64.7%	65.7%	$10,339	$9,538	65.2%	65.4%
European Markets	1,444	1,233	67.7%	66.7%	4,007	3,993	68.0%	66.5%
Emerging Markets	717	532	62.9%	60.5%	1,986	1,960	63.9%	61.3%
Asia Pacific	718	498	62.9%	61.6%	2,009	1,718	63.3%	62.4%
Japan	283	220	71.1%	69.2%	835	702	72.1%	68.2%

Theater Total	6,757	5,315	65.2%	65.1%	19,176	17,911	65.7%	64.9%
Unallocated corporate items (1)	(127)	(86)			(326)	(278)

Total	$6,630	$5,229	63.9%	64.1%	$18,850	$17,633	64.5%	63.9%

(1)

The unallocated corporate items include the effects of amortization of acquisition-related intangible assets and share-based compensation expense. We do not allocate these items to the gross margin for each theater because management does not include the information in measuring the performance of the operating segments.

In the third quarter of fiscal 2010, the gross margin percentage increased across all theaters on a year-over-year basis, with the exception of the United States and Canada theater. For the theaters that showed a year-over-year increase in gross margin percentage during the third quarter of fiscal 2010, the increase was driven primarily by the effects of increased shipment volume and lower overall manufacturing costs, partially offset by lower service gross margin and higher sales discounts and rebates. For the theaters that had an increase in gross margin percentage, the effects of a favorable product mix also contributed to the increase in gross margin percentage for all of these theaters except Japan. Our gross margin percentage in the United States and Canada theater during the third quarter of fiscal 2010 decreased on a year-over-year basis primarily as a result of lower service gross margin, higher sales discounts and rebates, and an unfavorable product mix.

For the first nine months of fiscal 2010, the gross margin percentage also increased across all theaters, with the exception of the United States and Canada theater. Lower overall manufacturing costs contributed favorably to all theaters. The effect of increased shipment volume in the Asia Pacific, Japan and the United States and Canada theaters also contributed favorably to the gross margin percentage for these theaters. The mix of products and services sold contributed favorably to the gross margin of all theaters except the United States and Canada theater. These favorable effects were partially offset by higher sales discounts across all theaters.

Factors That May Impact Net Sales and Gross Margin

Net product sales may continue to be affected by factors, including the recent global economic downturn and related market uncertainty, which have resulted in reduced or cautious spending in our global enterprise, service provider, and commercial markets; changes in the geopolitical environment and global economic conditions; competition, including price-focused competitors from Asia, especially from China; new product introductions; sales cycles and product implementation cycles; changes in the mix of our customers between service provider and enterprise markets; changes in the mix of direct sales and indirect sales; variations in sales channels; and final acceptance criteria of the product, system, or solution as specified by the customer. Sales to the service provider market have been and may be in the future characterized by large and sporadic purchases, especially relating to our router sales and sales of certain advanced technologies. In addition, service provider customers typically have longer implementation cycles; require a broader range of services, including network design services; and often have acceptance provisions that can lead to a delay in revenue recognition. Certain customers in the Emerging Markets theater also tend to make large and sporadic purchases, and the net sales related to these transactions may similarly be affected by the timing of revenue recognition. As we focus on new market opportunities, customers may require greater levels of financing arrangements, service, and support, especially in the Emerging Markets theater, which may result in a delay in the timing of revenue recognition. To improve customer satisfaction, we continue to focus on managing our manufacturing lead-time performance, which may result in corresponding reductions in order backlog. A decline in backlog levels could result in more variability and less predictability in our quarter-to-quarter net sales and operating results.

Net product sales may also be adversely affected by fluctuations in demand for our products, especially with respect to telecommunications service providers and Internet businesses, whether or not driven by any slowdown in capital expenditures in the service provider market; price and product competition in the communications and information technology industry; introduction and market acceptance of new technologies and products; adoption of new networking standards; and financial difficulties experienced by our customers. We may, from time to time, experience manufacturing issues that create a delay in our suppliers’ ability to provide specific components, resulting in delayed shipments. To the extent that manufacturing issues and any related component shortages result in delayed shipments in the future, and particularly in periods when we and our suppliers are operating at higher levels of capacity, it is possible that revenue for a quarter could be adversely affected if such matters are not remediated within the same quarter. For additional factors that may impact net product sales, see “Part II, Item 1A. Risk Factors.” Our distributors and retail partners participate in various cooperative marketing and other programs. In addition, increasing sales to our distributors and retail partners generally result in greater difficulty in forecasting the mix of our products and, to a certain degree, the timing of orders from our customers. We recognize revenue for sales to our distributors and retail partners based on a sell-through method using information provided by them, and we maintain estimated accruals and allowances for all cooperative marketing and other programs.

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

The third quarter of fiscal 2010 had 14 weeks compared with 13 weeks in the third quarter of fiscal 2009. While we cannot quantify the impact to our revenue with precision, we believe the extra week added approximately 4% to 5% to our year-over-year revenue growth during the third quarter of fiscal 2010.

Research and Development (R&D), Sales and Marketing, and General and Administrative (G&A) Expenses

R&D, sales and marketing, and G&A expenses are summarized in the following table (in millions, except percentages):

	Three Months Ended				Nine Months Ended
	May 1, 2010	April 25, 2009	Variance in Dollars	Variance in Percent	May 1, 2010	April 25, 2009	Variance in Dollars	Variance in Percent
Research and development	$1,411	$1,243	$168	13.5%	$3,882	$3,928	$(46)	(1.2)%
Percentage of net sales	13.6%	15.2%			13.3%	14.2%
Sales and marketing	2,260	1,956	304	15.5%	6,365	6,394	(29)	(0.5)%
Percentage of net sales	21.8%	24.0%			21.8%	23.2%
General and administrative	497	302	195	64.6%	1,404	1,077	327	30.4%
Percentage of net sales	4.8%	3.7%			4.8%	3.9%

Total	$4,168	$3,501	$667	19.1%	$11,651	$11,399	$252	2.2%

Percentage of net sales	40.2%	42.9%			39.9%	41.3%

Our third quarter of fiscal 2010 had an extra week compared with the corresponding period of fiscal 2009. We estimate that the extra week contributed approximately $150 million of the year-over-year increase in total operating expenses during the third quarter and first nine months of fiscal 2010.

Research and Development Expenses

The increase in R&D expenses for the third quarter of fiscal 2010 compared with the corresponding period in fiscal 2009 was primarily due to higher headcount-related expenses, including higher variable compensation expenses. The impact of the extra week in the third quarter of fiscal 2010 contributed to the increase in headcount-related expenses. Higher share-based compensation expense and higher project-related expenses also contributed to the year-over-year increase in R&D expenses during the third quarter of fiscal 2010. These increases were partially offset by lower acquisition-related compensation expenses in the third quarter of fiscal 2010 compared with the corresponding period of fiscal 2009. Such acquisition-related compensation expenses were primarily associated with the achievement during the third quarter of fiscal 2009 of certain agreed-upon milestones related to prior period acquisitions.

The decrease in R&D expenses for the first nine months of fiscal 2010 compared with the corresponding period in fiscal 2009 was primarily due to the lower acquisition-related compensation expenses associated with milestone achievements as discussed above. The decrease in R&D expenses for the first nine months of fiscal 2010 was partially offset by the impact of the extra week in the third quarter of fiscal 2010. All of our R&D costs are expensed as incurred, and we continue to invest in R&D in order to bring a broad range of products to market in a timely fashion. If we believe that we are unable to enter a particular market in a timely manner with internally developed products, we may purchase or license technology from other businesses, partner, or acquire businesses as an alternative to internal R&D.

Sales and Marketing Expenses

Sales and marketing expenses for the third quarter of fiscal 2010 increased compared with the third quarter of fiscal 2009, primarily due to an increase in headcount-related expenses, including higher variable compensation expenses. Higher marketing expenses related to increased advertising expenses also contributed to the increase in sales and marketing expenses. Sales and marketing expenses also increased due to higher discretionary expenses and also due to the impact of an extra week in the third quarter of fiscal 2010. In addition, higher share-based compensation expense contributed to the year-over-year increase in sales and marketing expenses during the third quarter of fiscal 2010.

For the first nine months of fiscal 2010, the decrease in sales and marketing expenses was a result of a decrease in discretionary expenses such as travel and professional services and a decrease in various operational expenses. These decreases were partially offset by an increase in headcount-related expenses, including higher variable compensation expenses and higher share-based compensation expense.

G&A Expenses

G&A expenses for the third quarter of fiscal 2010 increased compared with the corresponding period of fiscal 2009, primarily due to higher headcount-related expenses, including higher variable compensation expenses, and higher share-based compensation expense. The impact of the extra week in the third quarter of fiscal 2010 contributed to the increased headcount-related expenses. Higher real-estate related and information technology expenses also contributed to the year-over-year increase in G&A expenses for the third quarter of fiscal 2010. The higher real estate-related expenses for the third quarter of fiscal 2010 were primarily a result of a benefit from the resolution of a real-estate related contingency during the third quarter of fiscal 2009.

For the first nine months of fiscal 2010, the year-over-year increase in G&A expenses was primarily attributable to higher headcount-related expenses, higher information technology expenses, higher real estate-related expenses, and higher share-based compensation expense.

Effect of Foreign Currency

Foreign currency fluctuations, net of hedging, contributed to the increase in the combined expenses of R&D, sales and marketing, and G&A by $52 million, or approximately 1.5%, in the third quarter of fiscal 2010 compared with the third quarter of fiscal 2009. In the first nine months of fiscal 2010, foreign currency fluctuations, net of hedging, increased operating expenses by $37 million, or approximately 0.3%, compared with the corresponding period of fiscal 2009.

Headcount

Our headcount increased by approximately 2,700 employees in the third quarter of fiscal 2010, which was primarily due to the effects of our acquisition of Tandberg, as well as due to selective hiring as part of our investment in growth initiatives. For the first nine months of fiscal 2010, our headcount increased by approximately 3,000 employees, which was primarily attributable to the acquisitions of Tandberg and Starent. We expect to increase our headcount in the upcoming quarters based on what we believe to be positive market conditions, and our hiring will be focused on productivity improvements, growth initiatives, and movements into new market adjacencies.

Share-Based Compensation Expense

The following table summarizes share-based compensation expense (in millions):

	Three Months Ended		Nine Months Ended
	May 1, 2010	April 25, 2009	May 1, 2010	April 25, 2009
Cost of sales—product	$16	$12	$43	$33
Cost of sales—service	47	31	121	94

Share-based compensation expense in cost of sales	63	43	164	127

Research and development	129	94	336	283
Sales and marketing	153	103	395	321
General and administrative	89	59	231	170

Share-based compensation expense in operating expenses	371	256	962	774

Total share-based compensation expense	$434	$299	$1,126	$901

Share-based compensation expense increased for the third quarter and first nine months of fiscal 2010 compared with the corresponding periods in fiscal 2009 due primarily to the effects of straight-line vesting compared with accelerated vesting for options granted prior to fiscal 2006, a change in vesting periods from five to four years, and the impact of the extra week in the third quarter of fiscal 2010.

Amortization of Purchased Intangible Assets

The following table presents the amortization of purchased intangible assets included in operating expenses (in millions):

	Three Months Ended		Nine Months Ended
	May 1, 2010	April 25, 2009	May 1, 2010	April 25, 2009
Amortization of purchased intangible assets	$117	$121	$360	$369

Under new accounting guidance, effective for acquisitions closing in fiscal 2010, acquired IPR&D assets from a business combination are capitalized as indefinite-lived intangible assets at acquisition date and are assessed for impairment thereafter. Development costs incurred after the acquisition are charged to expense. The capitalized IPR&D asset is amortized upon completion of the development of the underlying marketable products.

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

Interest and Other Income, Net

Interest Income and Interest Expense

The following table summarizes interest income and interest expense (in millions):

	Three Months Ended		Nine Months Ended
	May 1, 2010	April 25, 2009	May 1, 2010	April 25, 2009
Interest income	$158	$194	$481	$675
Interest expense	(182)	(105)	(454)	(232)

Total	$(24)	$89	$27	$443

The decrease in interest income in the third quarter and first nine months of fiscal 2010 compared with the corresponding periods of fiscal 2009 was primarily due to lower average interest rates partially offset by higher average total cash and cash equivalents and fixed income security balances compared with the corresponding periods of fiscal 2009. The increase in interest expense in the third quarter and first nine months of fiscal 2010 compared with the corresponding periods of fiscal 2009 was primarily due to additional interest expense related to our debt issuances in November 2009 and February 2009.

Other Income (Loss), Net

The components of other income (loss), net, are as follows (in millions):

	Three Months Ended		Nine Months Ended
	May 1, 2010	April 25, 2009	May 1, 2010	April 25, 2009
Net gains (losses) on investments in publicly traded equity securities	$36	$(10)	$64	$58
Net gains (losses) on investments in fixed income securities	35	36	55	(123)

Total net gains (losses) on investments in publicly traded equity and fixed income securities	71	26	119	(65)
Net gains (losses) on investments in privately held companies	(8)	(16)	28	(48)

Net gains (losses) on investments	63	10	147	(113)
Other gains and (losses), net	19	(19)	(16)	(32)

Other income (loss), net	$82	$(9)	$131	$(145)

The change in total net gains (losses) on fixed income and publicly traded securities in the third quarter of fiscal 2010 compared with the corresponding periods of fiscal 2009 was primarily attributable to higher gains on publicly traded equity securities as a result of market conditions and the timing of sales of these securities. For the first nine months of fiscal 2010, the increase in total net gains (losses) on fixed income and publicly traded securities was due to the absence of impairment charges on these securities during fiscal 2010. For the third quarter and first nine months of fiscal 2009, the net gains and losses on fixed income securities included impairment charges of $17 million and $219 million, respectively, and net gains and losses on publicly traded equity securities included impairment charges of $4 million and $39 million, respectively. See Note 7 to the Consolidated Financial Statements for the unrealized gains and losses on investments.

The change in net gains (losses) on investments in privately held companies for the third quarter and first nine months of fiscal 2010 was primarily due to higher realized gains and lower impairment charges in both periods of fiscal 2010. Net losses on investments in privately held companies included impairment charges of $3 million and $15 million for the third quarters of fiscal 2010 and fiscal 2009, respectively, and $17 million and $68 million for the first nine months of fiscal 2010 and fiscal 2009, respectively.

Other gains (losses), net for the third quarter and first nine months of fiscal 2010 included losses associated with the foreign exchange forwards and options for the partial hedge of the foreign currency consideration of our acquisition of Tandberg, in the amount of $14 million and $10 million, respectively, as well as a net gain related to an early termination of an operating lease by a customer.

Provision for Income Taxes

The provision for income taxes resulted in an effective tax rate of 8.8% for the third quarter of fiscal 2010, compared with an effective tax rate of 20.1% for the third quarter of fiscal 2009. The net 11.3% point decrease in the effective tax rate was primarily attributable to a tax benefit of $158 million, or 6.6% points, recorded in the third quarter of fiscal 2010 resulting from the affirmation by the U.S. Court of Appeals for the Ninth Circuit of the U.S. Tax Court’s decision in Xilinx, Inc. v. Commissioner. The remaining decrease in the effective tax rate was largely attributable to an increase in foreign income taxed at rates lower than the U.S. federal statutory tax rate of 35%.

The provision for income taxes resulted in an effective tax rate of 16.6% for the first nine months of fiscal 2010, compared with an effective tax rate of 18.0% for the first nine months of fiscal 2009. The net 1.4% point decrease in the effective tax rate was primarily attributable to the tax benefit of $158 million, or 2.3% points, resulting from the Xilinx decision discussed above offset by the inclusion of a tax benefit of $106 million, or 1.7% points, related to the retroactive portion of the U.S. federal R&D credit reinstatement during the first quarter of fiscal 2009. The remaining decrease in the effective tax rate was largely attributable to an increase in foreign income taxed at rates lower than the U.S. federal statutory tax rate of 35%.

Recent Accounting Standards Not Yet Effective

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

In February 2010, the FASB issued amendments to the consolidation requirements for certain investment funds. The amendments specify the attributes which qualify an entity for deferral of the application of Consolidations: Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities. The amendments include guidance on the nature and characteristics, and on the applicable disclosure requirements, for entities that qualify for the deferral. The amendments further provide that if an entity that initially met the deferral requirements ceases to qualify for the deferral as a result of a change in facts and circumstances, the reporting entity shall initially measure the assets, liabilities, and noncontrolling interests of the variable interest entity as of the date the entity ceased to qualify for the deferral. The amendments also clarify that when performing an analysis on whether or not the fees paid to a legal entity’s decision maker or service provider are variable interests, a related party’s interest should be considered as though it were the reporting entity’s own interest. These amendments are effective for us beginning in the first quarter of fiscal 2011. We are currently evaluating the impact that the adoption of these amendments will have on our consolidated financial statements. In June 2009, the FASB issued revised guidance for the accounting of transfers of financial assets. This guidance eliminates the concept of a qualifying special-purpose entity, removes the scope exception for qualifying special-purpose entities when applying the accounting guidance related to the consolidation of variable interest entities, changes the requirements for derecognizing financial assets, and requires enhanced disclosure. This accounting guidance is effective for us beginning in the first quarter of fiscal 2011. We are currently evaluating the impact that the adoption of this guidance will have on our consolidated financial statements.

Liquidity and Capital Resources

The following sections discuss the effects of changes in our balance sheet, contractual obligations, other commitments, and the stock repurchase program on our liquidity and capital resources.

Balance Sheet and Cash Flows

Cash and Cash Equivalents and Investments

The following table summarizes our cash and cash equivalents and investments (in millions):

	May 1, 2010	July 25, 2009	Increase (Decrease)
Cash and cash equivalents	$3,961	$5,718	$(1,757)
Fixed income securities	33,908	28,355	5,553
Publicly traded equity securities	1,237	928	309

Total	$39,106	$35,001	$4,105

The increase in cash and cash equivalents and investments during the first nine months of fiscal 2010 was primarily a result of cash provided by operating activities of $6.9 billion, the issuance of $5.0 billion of senior notes in November 2009, the issuance of common stock of $2.8 billion related to employee stock option exercises and employee stock purchases, and $319 million related to the change in unrealized gains and losses on publicly traded equity and fixed income securities. These factors were partially offset by the repurchase of common stock of $5.4 billion, acquisitions of $5.0 billion net of cash and cash equivalents acquired, and capital expenditures of $699 million.

Our cash and cash equivalents and investments held outside of the United States in various foreign subsidiaries totaled $30.8 billion and $29.1 billion as of May 1, 2010 and July 25, 2009, respectively. The remaining balance held in the United States as of May 1, 2010 and July 25, 2009 was $8.3 billion and $5.9 billion, respectively.

If cash and cash equivalents and investments held outside the United States are distributed to the United States in the form of dividends or otherwise, we may be subject to additional U.S. income taxes (subject to an adjustment for foreign tax credits) and foreign withholding taxes. For internal management purposes, we target specific ranges of net realizable cash, representing cash and cash equivalents and investments, net of (i) short-term and long-term debt and the present value of operating lease commitments and (ii) U.S. income taxes that we estimate would be payable upon the distribution to the United States of cash and cash equivalents and investments held outside the United States. We believe that our strong total cash and cash equivalents and investments position allows us to use our cash resources for strategic investments to gain access to new technologies, acquisitions, customer financing activities, working capital, and the repurchase of shares.

We maintain an investment portfolio of various holdings, types, and maturities. We classify our investments as short-term investments based on their nature and their availability for use in current operations. We believe the overall credit quality of our portfolio is strong, with our cash equivalents and fixed income portfolio invested in securities with a weighted-average credit rating exceeding AA. We periodically engage in securities lending activities with certain of our fixed income securities. These transactions, with a daily balance averaging less than 25% of our fixed income portfolio, are accounted for as a secured lending of the securities, and the securities are typically loaned only on an overnight basis. We require collateral equal to at least 102% of the fair market value of the loaned security in the form of liquid, high-quality assets. We engage in these secured lending transactions only with highly creditworthy counterparties, and our portfolio custodian indemnifies us against any collateral losses. We have not experienced any losses in connection with the secured lending of securities. As of May 1, 2010, we had no outstanding securities lending transactions.

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

Accounts Receivable, Net

The following table summarizes our accounts receivable, net (in millions) and DSO:

	May 1, 2010	July 25, 2009	Increase (Decrease)
Accounts receivable, net	$4,078	$3,177	$901
DSO	39	34	5

The increase in accounts receivable, net and DSO was primarily driven by our shipment profile during the quarter. We had a higher proportion of our quarterly shipments in the last month of the third quarter of fiscal 2010, compared with the last month of the fourth quarter of fiscal 2009. This was attributable in part to longer than normal lead time extensions associated with increasing demand and supplier constraints discussed below. The inclusion of approximately $150 million of accounts receivable from Tandberg late in the third quarter of fiscal 2010 also contributed to the increase in DSO.

Inventories and Purchase Commitments with Contract Manufacturers and Suppliers

The following table summarizes our inventories and purchase commitments with contract manufacturers and suppliers (in millions, except annualized inventory turns):

	May 1, 2010	July 25, 2009	Increase (Decrease)
Inventories	$1,250	$1,074	$176
Annualized inventory turns	11.5	11.7	(0.2)
Purchase commitments with contract manufacturers and suppliers	$4,320	$2,157	$2,163

The increase in our purchase commitments with contract manufacturers and suppliers reflects our intent to maintain supply chain flexibility in support of anticipated higher business volume and longer term product demand projections in our business. Our view is that in any rapidly shifting supply and demand environment such as the one we are currently experiencing, shifts in lead times, inventory levels, purchase commitments, and manufacturing outputs will occur. Similar to the first half of fiscal 2010, during the third quarter of fiscal 2010 we experienced longer than normal lead times on several of our products. This was attributable in part to increasing demand driven by the improvement in our overall markets. In addition, similar to what is happening throughout the industry, the longer than normal lead times also stemmed from supplier constraints based upon their labor and other actions taken during the global economic downturn. While we may continue to experience longer than normal lead times, our lead times improved on most products throughout the third quarter of fiscal 2010.

Inventories increased during the first nine months of fiscal 2010 as a result of our response to increased demand and also due to the acquisitions of Tandberg and Starent. Our finished goods consist of distributor inventory and deferred cost of sales and manufactured finished goods. Distributor inventory and deferred cost of sales are related to unrecognized revenue on shipments to distributors and retail partners, as well as shipments to customers. Manufactured finished goods consist primarily of build-to-order and build-to-stock products. Service-related spares consist of reusable equipment related to our technical support and warranty activities. All inventories are accounted for at the lower of cost or market. Inventory is written down based on excess and obsolete inventories determined primarily by future demand forecasts. Inventory write- downs are measured as the difference between the cost of the inventory and market, based upon assumptions about future demand, and are charged to the provision for inventory, which is a component of our cost of sales.

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

Financing Receivables and Guarantees

The following table summarizes our financing receivables, financing guarantees, and the related deferred revenue (in millions):

	May 1, 2010	July 25, 2009	Increase (Decrease)
Lease receivables	$2,079	$1,805	$274
Financed service contracts	1,676	1,642	34
Loan receivables	1,271	861	410

Gross financing receivables	5,026	4,308	718
Financing guarantees—channel partner	423	334	89
Financing guarantees—end user	313	405	(92)

Gross financing receivables and guarantees	5,762	5,047	715
Allowances for financing receivables	(322)	(327)	5
Deferred revenue related to financing receivables and guarantees	(2,592)	(2,639)	47

Financing receivables and guarantees, net	$2,848	$2,081	$767

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

Financing Guarantees In the normal course of business, third parties may provide financing arrangements to our customers and channel partners under financing programs. The financing arrangements to customers provided by third parties are related to leases and loans and typically have terms of up to three years. In some cases, we provide guarantees to third parties for these lease and loan arrangements. The financing arrangements to channel partners consist of revolving short-term financing provided by third parties, generally with payment terms ranging from 60 to 90 days. In certain instances, these financing arrangements result in a transfer of our receivables to the third party. The receivables are derecognized upon transfer, as these transfers qualify as true sales, and we receive a payment for the receivables from the third party based on our standard payment terms. These financing arrangements facilitate the working capital requirements of the channel partners, and, in some cases, we guarantee a portion of these arrangements. We could be called upon to make payments under these guarantees in the event of nonpayment by the channel partners or end-user customers. Where we provide a guarantee, we defer the revenue associated with the channel partner and end-user financing arrangement in accordance with revenue recognition policies, or we record a liability for the fair value of the guarantees. In either case, the deferred revenue is recognized as revenue when the guarantee is removed.

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

Borrowings

Senior Notes The following table summarizes the principal amount of our senior notes (in millions):

	May 1, 2010	July 25, 2009	Increase (Decrease)
Senior notes:
5.25% fixed-rate notes, due 2011 (“2011 Notes”)	$3,000	$3,000	$—
2.90% fixed-rate notes, due 2014 (“2014 Notes”)	500	—	500
5.50% fixed-rate notes, due 2016 (“2016 Notes”)	3,000	3,000	—
4.95% fixed-rate notes, due 2019 (“2019 Notes”)	2,000	2,000	—
4.45% fixed-rate notes, due 2020 (“2020 Notes”)	2,500	—	2,500
5.90% fixed-rate notes, due 2039 (“2039 Notes”)	2,000	2,000	—
5.50% fixed-rate notes, due 2040 (“2040 Notes”)	2,000	—	2,000

Total senior notes	$15,000	$10,000	$5,000

Reported as:
Short-term debt	$3,000	$—	$3,000
Long-term debt	12,000	10,000	2,000

Total senior notes	$15,000	$10,000	$5,000

In November 2009, we issued senior unsecured notes in an aggregate principal amount of $5.0 billion. Of these notes, $500 million will mature in 2014 and bear interest at a fixed rate of 2.90% per annum, $2.5 billion will mature in 2020 and bear interest at a fixed rate of 4.45% per annum, and $2.0 billion will mature in 2040 and bear interest at a fixed rate of 5.50% per annum. The proceeds from the offering are being used for general corporate purposes. The interest on the senior notes is payable semiannually in arrears. The notes are redeemable by us at any time, subject to a make-whole premium.

Our senior notes were rated A1 by Moody’s Investors Service, Inc. and A+ by Standard & Poor’s Ratings Services as of May 1, 2010. Interest is payable semiannually on each class of the senior fixed-rate notes, each of which is redeemable by us at any time, subject to a make-whole premium. We were in compliance with all debt covenants as of May 1, 2010.

Other Notes and Borrowings During the third quarter of fiscal 2010, we entered into approximately $62 million of additional short-term borrowings to fund working capital requirements in certain of our foreign subsidiaries.

Credit Facility We have a credit agreement with certain institutional lenders that provides for a $3.0 billion unsecured revolving credit facility that is scheduled to expire on August 17, 2012. Any advances under the credit agreement will accrue interest at rates that are equal to, based on certain conditions, either (i) the higher of the Federal Funds rate plus 0.50% or Bank of America’s “prime rate” as announced from time to time or (ii) LIBOR plus a margin that is based on our senior debt credit ratings as published by Standard & Poor’s Ratings Services and Moody’s Investors Service, Inc. The credit agreement requires that we comply with certain covenants, including that we maintain an interest coverage ratio as defined in the agreement.

We may also, upon the agreement of either the then-existing lenders or of additional lenders not currently parties to the agreement, increase the commitments under the credit facility by up to an additional $1.9 billion and/or extend the expiration date of the credit facility up to August 15, 2014. As of May 1, 2010, we were in compliance with the required interest coverage ratio and the other covenants, and we had not borrowed any funds under the credit facility.

Deferred Revenue

The following table presents the breakdown of deferred revenue (in millions):

	May 1, 2010	July 25, 2009	Increase (Decrease)
Service	$6,838	$6,496	$342
Product	3,465	2,897	568

Total	$10,303	$9,393	$910

Reported as:
Current	$7,154	$6,438	$716
Noncurrent	3,149	2,955	194

Total	$10,303	$9,393	$910

The increase in deferred service revenue reflects the impact of new contract initiations and renewals partially offset by the ongoing amortization of deferred service revenue. The inclusion of deferred service revenue from our acquisition of Tandberg also contributed to the increase in deferred service revenue. The increase in deferred product revenue was primarily due to the timing of cash receipts related to unrecognized revenue from two-tier distributors, an increase in shipments not having met revenue recognition criteria, and other revenue deferrals.

Operating Leases

We lease office space in several U.S. locations. Outside the United States, larger leased sites are located in Australia, Belgium, China, France, Germany, India, Israel, Italy, Japan, and the United Kingdom. We also lease equipment and vehicles. The future minimum lease payments under all our noncancelable operating leases with an initial term in excess of one year as of May 1, 2010 were $1.3 billion.

Other Commitments

In connection with our business combinations and asset purchases, we have agreed to pay certain additional amounts contingent upon the achievement of certain agreed-upon technology, development, product, or other milestones or continued employment with us of certain employees of acquired entities, including compensation expense attributable to Nuova Systems. In addition, during the fourth quarter of fiscal 2010, we expect to pay approximately $281 million for the non-tendered shares of Tandberg. See Note 3 to the Consolidated Financial Statements.

We also have certain funding commitments primarily related to our investments in privately held companies and venture funds, some of which are based on the achievement of certain agreed-upon milestones, and some of which are required to be funded on demand. The funding commitments were approximately $299 million as of May 1, 2010, compared with approximately $313 million as of July 25, 2009.

Off-Balance Sheet Arrangements

We consider our investments in unconsolidated variable interest entities to be off-balance sheet arrangements. In the ordinary course of business, we have investments in privately held companies and provide financing to certain customers. These privately held companies and customers may be considered to be variable interest entities. We have evaluated our investments in these privately held companies and our customer financings and have determined that there were no significant unconsolidated variable interest entities as of May 1, 2010.

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

Stock Repurchase Program

In September 2001, our Board of Directors authorized a stock repurchase program. As of May 1, 2010, our Board of Directors had authorized an aggregate repurchase of up to $72 billion of common stock under this program, and the remaining authorized repurchase amount was $9.3 billion with no termination date. The stock repurchase activity under the stock repurchase program is summarized as follows (in millions, except per-share amounts):

Nine Months Ended May 1, 2010	Shares Repurchased	Weighted- Average Price per Share	Amount Repurchased
Cumulative balance at July 25, 2009	2,802	$20.41	$57,179
Repurchase of common stock under the stock repurchase program	226	24.33	5,503

Cumulative balance at May 1, 2010	3,028	$20.70	$62,682

Liquidity and Capital Resource Requirements

Based on past performance and current expectations, we believe our cash and cash equivalents, investments; cash generated from operations; our ability to access capital markets, including our issuance of $5.0 billion of senior notes in November 2009; and committed credit lines will satisfy our working capital needs, capital expenditures, investment requirements, stock repurchases, contractual obligations, commitments, principal payments on debt, future customer financings, pending acquisitions, and other liquidity requirements associated with our operations through at least the next 12 months. There are no other transactions, arrangements, or other relationships with unconsolidated entities or other persons that are reasonably likely to materially affect liquidity, the availability, and our requirements for capital resources.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Our financial position is exposed to a variety of risks, including interest rate risk, equity price risk, and foreign currency exchange risk.

Interest Rate Risk

Fixed Income Securities

We maintain an investment portfolio of various holdings, types, and maturities. Our primary objective for holding fixed income securities is to achieve an appropriate investment return consistent with preserving principal and managing risk. At any time, a sharp rise in interest rates or credit spreads could have a material adverse impact on the fair value of our fixed income investment portfolio. Conversely, declines in interest rates, including the impact from lower credit spreads, could have a material adverse impact on interest income for our investment portfolio. We may utilize derivative instruments designated as hedging instruments to achieve our investment objectives. We had no outstanding hedging instruments for our fixed income securities as of May 1, 2010. Our fixed income instruments are held for purposes other than trading. Our fixed income instruments are not leveraged as of May 1, 2010. We monitor our interest rate and credit risks, including our credit exposures to specific rating categories and to individual issuers. We believe the overall credit quality of our portfolio is strong, with our cash equivalents and fixed income portfolio invested in securities with a weighted-average credit rating exceeding AA. There were no impairment charges on our fixed income securities for the first nine months of fiscal 2010, while for the corresponding period of fiscal 2009, we had impairment charges of $219 million. See Note 7 to the Consolidated Financial Statements.

Debt

As of May 1, 2010, we had $15.0 billion in principal amount of fixed-rate debt outstanding, with a carrying amount of $15.2 billion and a fair value of $15.8 billion, which fair value is based on market prices. A hypothetical 50 basis points increase or decrease in market interest rates would decrease or increase, respectively, the fair value of the fixed-rate debt as of May 1, 2010 by approximately $600 million. However, this hypothetical change in interest rates would not impact the interest expense on the fixed-rate debt. During the third quarter of fiscal 2010 we entered into a $750 million notional amount interest rate swap designated as a fair value hedge of a portion of our 2016 Notes. Subsequent to May 1, 2010, we entered into an additional $750 million notional amount interest rate swap, designated as a fair value hedge of an additional portion of our 2016 Notes. Gains and losses in the fair value of these swaps substantially offset changes in the fair value of the hedged portion of our 2016 Notes. In effect, these swaps convert the fixed interest rates for the hedged portion of the 2016 Notes to floating interest rates based on LIBOR. A sharp rise in short-term interest rates could have a material adverse impact on interest expense for these notes, while a sharp fall in short-term rates could have a material favorable impact. To mitigate this impact, we presently invest a portion of our interest-bearing assets in instruments with similar interest rate characteristics as the hedged portion of the 2016 Notes.

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

Publicly Traded Equity Securities

The following tables present the hypothetical fair values of publicly traded equity securities as a result of selected potential decreases and increases in the price of each equity security in the portfolio, excluding hedged equity securities, if any. Potential fluctuations in the price of each equity security in the portfolio of plus or minus 10%, 20%, and 30% were selected based on potential near-term changes in those security prices. The hypothetical fair values as of May 1, 2010 and July 25, 2009 are as follows (in millions):

	VALUATION OF SECURITIES GIVEN AN X% DECREASE IN EACH STOCK’S PRICE			FAIR VALUE AS OF MAY 1, 2010	VALUATION OF SECURITIES GIVEN AN X% INCREASE IN EACH STOCK’S PRICE
	(30%)	(20%)	(10%)		10%	20%	30%
Publicly traded equity securities	$866	$990	$1,113	$1,237	$1,361	$1,484	$1,608

	VALUATION OF SECURITIES GIVEN AN X% DECREASE IN EACH STOCK’S PRICE			FAIR VALUE AS OF JULY 25, 2009	VALUATION OF SECURITIES GIVEN AN X% INCREASE IN EACH STOCK’S PRICE
	(30%)	(20%)	(10%)		10%	20%	30%
Publicly traded equity securities	$650	$742	$835	$928	$1,021	$1,114	$1,206

There were no impairment charges on our investments in publicly traded equity securities for the first nine months of fiscal 2010, while for the corresponding period of fiscal 2009, we had impairment charges of $39 million.

Investments in Privately Held Companies

We have also invested in privately held companies. These investments are recorded in other assets in our Consolidated Balance Sheets and are accounted for either using the cost or the equity method. As of May 1, 2010, the total carrying amount of our investments in privately held companies was $763 million, compared with $709 million at July 25, 2009. Some of the privately held companies in which we invested are in the startup or development stages. These investments are inherently risky because the markets for the technologies or products these companies are developing are typically in the early stages and may never materialize. We could lose our entire investment in these companies. Our evaluation of investments in privately held companies is based on the fundamentals of the businesses, including, among other factors, the nature of their technologies and potential for financial return. Our impairment charges on investments in privately held companies were $3 million and $15 million for the third quarter of fiscal 2010 and 2009, respectively, and were $17 million and $68 million during the first nine months of fiscal 2010 and 2009, respectively.

Foreign Currency Exchange Risk

Our foreign exchange forward and option contracts are summarized as follows (in millions):

	May 1, 2010		July 25, 2009
	Notional Amount	Fair Value	Notional Amount	Fair Value
Forward contracts:
Purchased	$2,755	$9	$2,570	$5
Sold	$442	$2	$912	$(8)
Option contracts:
Purchased	$951	$13	$1,796	$82
Sold	$959	$(6)	$2,213	$(36)

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

Approximately 70% of our operating expenses are U.S.-dollar denominated. Foreign currency fluctuations, net of hedging, increased our operating expenses, categorized as research and development, sales and marketing, and general and administrative, by $52 million, or 1.5%, in the third quarter of fiscal 2010 compared with the corresponding period of fiscal 2009. In the first nine months of fiscal 2010, foreign currency fluctuations, net of hedging, increased total R&D, sales and marketing, and G&A expenses by $37 million, or approximately 0.3%, compared with the corresponding period of fiscal 2009. To reduce variability in operating expenses and service cost of sales caused by non-U.S.-dollar denominated operating expenses and costs, we hedge certain foreign currency forecasted transactions with currency options and forward contracts. These hedging programs are not designed to provide foreign currency protection over long time horizons. In designing a specific hedging approach, we consider several factors, including offsetting exposures, significance of exposures, costs associated with entering into a particular hedge instrument, and potential effectiveness of the hedge. The gains and losses on foreign exchange contracts mitigate the effect of currency movements on our operating expenses and service cost of sales.

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

Changes in internal control over financial reporting. There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our third quarter of fiscal 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

Brazilian authorities have investigated our Brazilian subsidiary and certain of our current and former employees, as well as a Brazilian importer of our products, and our affiliates and employees, relating to alleged evasion of import taxes and alleged improper transactions involving the subsidiary and the importer. Brazilian authorities have assessed claims against our Brazilian subsidiary based on a theory of joint liability with the Brazilian importer for import taxes and related penalties. The claims are for calendar years 2003 through 2007 and aggregate to approximately $190 million for the alleged evasion of import taxes, $85 million for interest, and approximately $1.6 billion for various penalties, all determined using an exchange rate as of May 1, 2010. We have completed a thorough review of the matter and believe the asserted tax claims against us are without merit, and we intend to defend the claims vigorously. While we believe there is no legal basis for our alleged liability, due to the complexities and uncertainty surrounding the judicial process in Brazil and the nature of the claims asserting joint liability with the importer, we are unable to determine the likelihood of an unfavorable outcome against us and are unable to reasonably estimate a range of loss, if any. We do not expect a final judicial determination for several years.

We have investigated the alleged improper transactions referred to above. We communicated with United States authorities to provide information and report on our findings and the United States authorities have investigated such allegations.

We and other defendants are also subject to patent claims asserted by Network-1 Security Solutions, Inc. on February 7, 2008 in the Federal District Court for the Eastern District of Texas. Network-1 alleges that various of our products implement a method for remotely powering equipment that infringes U.S. Patent No. 6,218,930. Network-1 seeks monetary damages. The trial on these claims is scheduled to begin in July 2010. We believe we have strong arguments that our products do not use the technology described in the patent and that the patent is, in any case, invalid. If the jury were to find that our products infringe this patent and find that the patent is valid, we believe damages are not likely to be material given the limited contribution we believe is played by the technology the plaintiff claims is covered by the patent. However, due to the uncertainty surrounding the litigation process, we are unable to reasonably estimate the ultimate outcome of this litigation at this time.

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

The turmoil in the global credit markets, including the recent European economic and financial turmoil related to sovereign debt issues in certain countries, the instability in the geopolitical environment in many parts of the world and other disruptions, such as changes in energy costs, may continue to put pressure on global economic conditions. Our operating results in one or more segments may also be affected by uncertain or changing economic conditions particularly germane to that segment or to particular customer markets within that segment. The world has recently experienced a global macroeconomic downturn, and if global economic and market conditions, or economic conditions in key markets, remain uncertain, persist, or deteriorate further, we may experience material impacts on our business, operating results, and financial condition.

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

Inventory management remains an area of focus. Similar to the first half of fiscal 2010, we experienced longer than normal lead times on several of our products in the third quarter of fiscal 2010. This was attributable in part to increasing demand driven by the improvement in our overall markets, and similar to what is happening in the industry, the longer than normal lead time extensions also stemmed from supplier constraints based upon their labor and other actions taken during the global economic downturn. Longer manufacturing lead times in the past have caused some customers to place the same order multiple times within our various sales channels and to cancel the duplicative orders upon receipt of the product, or to place orders with other vendors with shorter manufacturing lead times. Such multiple ordering (along with other factors) or risk of order cancellation may cause difficulty in predicting our sales and, as a result, could impair our ability to manage parts inventory effectively. In addition, our efforts to improve manufacturing lead-time performance may result in corresponding reductions in order backlog. A decline in backlog levels could result in more variability and less predictability in our quarter-to-quarter net sales and operating results. Increases in our purchase commitments to shorten lead times could also lead to excess and obsolete inventory charges if the demand for our products is less than our expectations.

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

Our growth and ability to meet customer demands depend in part on our ability to obtain timely deliveries of parts from our suppliers and contract manufacturers. We have experienced component shortages in the past, including shortages caused by manufacturing process issues, that have affected our operations. We may in the future experience a shortage of certain component parts as a result of our own manufacturing issues, manufacturing issues at our suppliers or contract manufacturers, capacity problems experienced by our suppliers or contract manufacturers, or strong demand in the industry for those parts. A return to growth in the economy is likely to create greater pressures on us and our suppliers to accurately project overall component demand and component demands within specific product categories and to establish optimal component levels and manufacturing capacity, especially for labor-intensive components, components for which we purchase a substantial portion of the supply, or re-ramping manufacturing capacity for highly complex products. For example, similar to the first half of fiscal 2010, we experienced longer than normal lead times on several of our products in the third quarter of fiscal 2010. This was attributable in part to increasing demand driven by the improvement in our overall markets, and similar to what is happening in the industry, the longer than normal lead time extensions also stemmed from supplier constraints based upon their labor and other actions taken during the global economic downturn. If shortages or delays persist or worsen, the price of these components may increase, or the components may not be available at all, and we may also encounter shortages if we do not accurately anticipate our needs. We may not be able to secure enough components at reasonable prices or of acceptable quality to build new products in a timely manner in the quantities or configurations needed. Accordingly, our revenue and gross margins could suffer until other sources can be developed. Our operating results would also be adversely affected if, anticipating greater demand than actually develops, we commit to the purchase of more components than we need, which is more likely to occur in a period of demand uncertainties such as we are currently experiencing. There can be no assurance that we will not encounter these problems in the future. Although in many cases we use standard parts and components for our products, certain components are presently available only from a single source or limited sources, and a global economic downturn and related market uncertainty could negatively impact the availability of components from one or more of these sources, especially during times such as we are currently seeing when there are supplier constraints based on labor and other actions taken during economic downturns. We may not be able to diversify sources in a timely manner, which could harm our ability to deliver products to customers and seriously impact present and future sales.

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

The markets for our products are characterized by rapidly changing technology, evolving industry standards, new product introductions, and evolving methods of building and operating networks. Our operating results depend on our ability to develop and introduce new products into existing and emerging markets and to reduce the production costs of existing products. We believe the industry is evolving to enable personal and business process collaboration enabled by networked Web 2.0, the technologies that enable user collaboration, as part of the second major phase of the Internet. As such, many of our strategic initiatives and investments are aimed at meeting the requirements that a network capable of multiple-party, collaborative interaction would demand, and the investments we have made and our architectural approach are designed to enable networked Web 2.0 and the increased use of the network as the platform for all forms of communications and IT. Also, in March 2009 we launched our Cisco Unified Computing System, our next-generation enterprise data center platform architected to unite computing, network, storage access, and virtualization resources in a single system, which is designed to address the fundamental transformation occurring in the enterprise data center. Cisco Unified Computing System is one of several market adjacencies on which we are focusing resources. The process of developing new technology is complex and uncertain, and if we fail to accurately predict customers’ changing needs and emerging technological trends our business could be harmed. We must commit significant resources, including the investments we have been making in market adjacencies and in the United States and select emerging countries mentioned above, to developing new products before knowing whether our investments will result in products the market will accept. In particular, if our model of the evolution of networking to collaborative systems does not emerge as we believe it will, or if the industry does not evolve as we believe it will, or if our strategy for addressing this evolution is not successful, many of our strategic initiatives and investments may be of no or limited value. Furthermore, we may not execute successfully on that vision because of errors in product planning or timing, technical hurdles that we fail to overcome in a timely fashion, or a lack of appropriate resources. This could result in competitors providing those solutions before we do and loss of market share, net sales, and earnings. The success of new products depends on several factors, including proper new product definition, component costs, timely completion and introduction of these products, differentiation of new products from those of our competitors, and market acceptance of these products. There can be no assurance that we will successfully identify new product opportunities, develop and bring new products to market in a timely manner, or achieve market acceptance of our products or that products and technologies developed by others will not render our products or technologies obsolete or noncompetitive. The products and technologies that we identify as “emerging technologies” or “advanced technologies” may not prove to have the market success we anticipate, and we may not successfully identify and invest in other emerging or advanced technologies.

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

WE HAVE MADE AND EXPECT TO CONTINUE TO MAKE ACQUISITIONS THAT COULD DISRUPT OUR OPERATIONS AND HARM OUR OPERATING RESULTS

Our growth depends upon market growth, our ability to enhance our existing products, and our ability to introduce new products on a timely basis. We intend to continue to address the need to develop new products and enhance existing products through acquisitions of other companies, product lines, technologies, and personnel. Acquisitions involve numerous risks, including the following:

•

Difficulties in integrating the operations, systems, technologies, products, and personnel of the acquired companies, particularly companies with large and widespread operations and/or complex products, such as Scientific-Atlanta, WebEx and Tandberg

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

We conduct significant sales and customer support operations in countries outside of the United States; maintain a manufacturing facility for a substantial portion of our video systems products in Juarez, Mexico; and also depend on non-U.S. operations of our contract manufacturers, component suppliers and distribution partners. Although sales in our Emerging Markets theater decreased during the recent global economic downturn, prior to such time our Emerging Markets theater was a relatively fast growing theater, and we have announced plans to expand our commitments and expectations in this theater. As such, our growth depends in part on our increasing sales into this theater. We also intend to expand our level of business activity in two large emerging countries, India and China, and our growth in the Asia Pacific theater will also depend in part upon our increasing sales in these countries. Our future results could be materially adversely affected by a variety of factors relating to our operations outside the United States, any or all of which could have a material adverse effect on our operating results and financial condition, including, among others, the following:

•

The worldwide impact of the recent global economic downturn and related market uncertainty, including the recent European economic and financial turmoil related to sovereign debt issues in certain countries

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

ADVERSE RESOLUTION OF LITIGATION OR GOVERNMENTAL INVESTIGATIONS MAY HARM OUR OPERATING RESULTS OR FINANCIAL CONDITION

We are a party to lawsuits in the normal course of our business. Litigation can be expensive, lengthy, and disruptive to normal business operations. Moreover, the results of complex legal proceedings are difficult to predict. For example, Brazilian authorities have investigated our Brazilian subsidiary and certain of our current and former employees, as well as a Brazilian importer of our products, and our affiliates and employees, relating to alleged evasion of import taxes and alleged improper transactions involving the subsidiary and the importer. Brazilian authorities have assessed claims against our Brazilian subsidiary based on a theory of joint liability with the Brazilian importer for import taxes and related penalties. The claims are for calendar years 2003 through 2007 and aggregate to approximately $190 million for the alleged evasion of import taxes, approximately $85 million for interest, and approximately $1.6 billion for various penalties, all determined using an exchange rate as of May 1, 2010. We have completed a thorough review of the matter and believe the asserted tax claims against us are without merit, and we intend to defend the claims vigorously. While we believe there is no legal basis for our alleged liability, due to the complexities and uncertainty surrounding the judicial process in Brazil and the nature of the claims asserting joint liability with the importer, we are unable to determine the likelihood of an unfavorable outcome against us and are unable to reasonably estimate a range of loss, if any. We have investigated the alleged improper transactions referred to above. We communicated with United States authorities to provide information and report on our findings and the United States authorities have investigated such allegations. An unfavorable resolution of lawsuits or governmental investigations could have a material adverse effect on our business, operating results, or financial condition. For additional information regarding certain of the matters in which we are involved, see Item 1, “Legal Proceedings,” contained in Part II of this report.

CHANGES IN OUR PROVISION FOR INCOME TAXES OR ADVERSE OUTCOMES RESULTING FROM EXAMINATION OF OUR INCOME TAX RETURNS COULD ADVERSELY AFFECT OUR RESULTS

Our provision for income taxes is subject to volatility and could be adversely affected by earnings being lower than anticipated in countries that have lower tax rates and higher than anticipated in countries that have higher tax rates; by changes in the valuation of our deferred tax assets and liabilities; by expiration of or lapses in the R&D tax credit laws; by transfer pricing adjustments, including the effect of acquisitions on our intercompany R&D cost sharing arrangement and legal structure; by tax effects of nondeductible compensation; by tax costs related to intercompany realignments; by changes in accounting principles; or by changes in tax laws and regulations, including possible U.S. changes to the taxation of earnings of our foreign subsidiaries, and the deductibility of expenses attributable to foreign income, or the foreign tax credit rules. Significant judgment is required to determine the recognition and measurement attribute prescribed in the accounting guidance for uncertainty in income taxes. The accounting guidance for uncertainty in income taxes applies to all income tax positions, including the potential recovery of previously paid taxes, which if settled unfavorably could adversely impact our provision for income taxes or additional paid-in capital. Further, as a result of certain of our ongoing employment and capital investment actions and commitments, our income in certain countries is subject to reduced tax rates and in some cases is wholly exempt from tax. Our failure to meet these commitments could adversely impact our provision for income taxes. In addition, we are subject to the continuous examination of our income tax returns by the Internal Revenue Service and other tax authorities. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes. There can be no assurance that the outcomes from these continuous examinations will not have an adverse effect on our operating results and financial condition.

OUR BUSINESS AND OPERATIONS ARE ESPECIALLY SUBJECT TO THE RISKS OF EARTHQUAKES, FLOODS, AND OTHER NATURAL CATASTROPHIC EVENTS

Our corporate headquarters, including certain of our research and development operations are located in the Silicon Valley area of Northern California, a region known for seismic activity. Additionally, a certain number of our facilities are located near rivers that have experienced flooding in the past. Also certain of our suppliers and logistics centers are located in regions that may be affected by recent volcanic activity which could disrupt the flow of components and delivery of products. A significant natural disaster, such as an earthquake, a hurricane, volcano, or a flood, could have a material adverse impact on our business, operating results, and financial condition.

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

We have several strategic alliances with large and complex organizations and other companies with which we work to offer complementary products and services and have established a joint venture to market services associated with our Cisco Unified Computing System products. These arrangements are generally limited to specific projects, the goal of which is generally to facilitate product compatibility and adoption of industry standards. There can be no assurance we will realize the expected benefits from these strategic alliances or from the joint venture. If successful, these relationships may be mutually beneficial and result in industry growth. However, alliances carry an element of risk because, in most cases, we must compete in some business areas with a company with which we have a strategic alliance and, at the same time, cooperate with that company in other business areas. Also, if these companies fail to perform or if these relationships fail to materialize as expected, we could suffer delays in product development or other operational difficulties. Joint ventures can be difficult to manage, given the potentially different interests of joint venture partners.

OUR STOCK PRICE MAY BE VOLATILE

Historically, our common stock has experienced substantial price volatility, particularly as a result of variations between our actual financial results and the published expectations of analysts and as a result of announcements by our competitors and us. Furthermore, speculation in the press or investment community about our strategic position, financial condition, results of operations, business, security of our products, or significant transactions can cause changes in our stock price. In addition, the stock market has experienced extreme price and volume fluctuations that have affected the market price of many technology companies, in particular, and that have often been unrelated to the operating performance of these companies. These factors, as well as general economic and political conditions and the announcement of proposed and completed acquisitions or other significant transactions, or any difficulties associated with such transactions, by us or our current or potential competitors, may materially adversely affect the market price of our common stock in the future. Additionally, volatility, lack of positive performance in our stock price or changes to our overall compensation program, including our stock incentive program, may adversely affect our ability to retain key employees, virtually all of whom are compensated, in part, based on the performance of our stock price.

THERE CAN BE NO ASSURANCE THAT OUR OPERATING RESULTS AND FINANCIAL CONDITION WILL NOT BE ADVERSELY AFFECTED BY OUR INCURRENCE OF SENIOR UNSECURED DEBT

In February 2006, we issued senior unsecured notes in an aggregate principal amount of $6.5 billion, of which $500 million matured in February 2009, $3.0 billion will mature in February 2011, and the balance will mature in February 2016. In addition, in February 2009 we issued an aggregate of $4.0 billion of senior unsecured notes that mature at specific dates in 2019 and 2039. A portion of the proceeds of the notes issued in February 2009 was used to repay in full the notes that matured that month. Also, in November 2009, we issued senior unsecured notes in an aggregate principal amount of $5.0 billion, of which $500 million will mature in November 2014, $2.5 billion will mature in January 2020, and the balance will mature in January 2040. The outstanding notes bear fixed-rate interest payable semiannually. The fair value of the long-term debt is subject to market interest rate volatility. The instruments governing the notes contain certain covenants applicable to us and our subsidiaries that may adversely affect our ability to incur certain liens or engage in certain types of sale and leaseback transactions. In addition, we will be required to have available in the United States sufficient cash to repay these notes on maturity. There can be no assurance that our incurrence of this debt will be a better means of providing liquidity to us than would our use of our existing cash resources, including cash currently held offshore. Further, we cannot be assured that our maintenance of this indebtedness will not adversely affect our operating results or financial condition. In addition, changes by any rating agency to our credit rating can negatively impact the value and liquidity of both our debt and equity securities.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a) None.

(b) None.

(c) Issuer Purchases of Equity Securities (in millions, except per-share amounts)

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (2)
January 24, 2010 to February 27, 2010	23	$23.56	23	$11,022
February 28, 2010 to March 27, 2010	19	$25.94	19	$10,535
March 28, 2010 to May 1, 2010	46	$26.81	45	$9,318

Total	88	$25.76	87

(1)	Includes approximately 550,000 shares repurchased to satisfy tax withholding obligations that arose on the vesting of shares of restricted stock and restricted stock units.

(2)

On September 13, 2001, we announced that our Board of Directors had authorized a stock repurchase program. As of May 1, 2010, our Board of Directors had authorized the repurchase of up to $72 billion of common stock under this program. During the third quarter of fiscal 2010, we repurchased and retired 87 million shares of our common stock under this program at a weighted-average price of $25.76 per share for an aggregate purchase price of $2.25 billion. As of May 1, 2010, we had repurchased and retired 3.0 billion shares of our common stock at a weighted-average price of $20.70 per share for an aggregate purchase price of $62.7 billion since inception of the stock repurchase program, and the remaining authorized amount for stock repurchases under this program was $9.3 billion with no termination date.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Reserved

Item 5.	Other Information

None.

Item 6.	Exhibits

The following documents are filed as Exhibits to this report:

10.1	Amended and Restated International Assignment Agreement dated as of February 15, 2010 by and between Cisco Systems, Inc. and Wim Elfrink (incorporated by reference to Exhibit 10.1 of Form 8-K (File No. 0-18225) filed February 17, 2010).

10.2	Lender Joinder Agreement dated as of February 12, 2010 by and between Credit Agricole Corporate and Investment Bank and Cisco Systems, Inc.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32.1	Section 1350 Certification of Principal Executive Officer

32.2	Section 1350 Certification of Principal Financial Officer

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	XBRL (Extensible Business Reporting Language) information is furnished and not filed herewith, is not a part of a registration statement or Prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Cisco Systems, Inc.

Date: May 25, 2010	By	/s/ Frank A. Calderoni
Frank A. Calderoni Executive Vice President and Chief Financial Officer (Principal Financial Officer and duly authorized signatory)

EXHIBIT INDEX

10.1	Amended and Restated International Assignment Agreement dated as of February 15, 2010 by and between Cisco Systems, Inc. and Wim Elfrink (incorporated by reference to Exhibit 10.1 of Form 8-K (File No. 0-18225) filed February 17, 2010).

10.2	Lender Joinder Agreement dated as of February 12, 2010 by and between Credit Agricole Corporate and Investment Bank and Cisco Systems, Inc.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32.1	Section 1350 Certification of Principal Executive Officer

32.2	Section 1350 Certification of Principal Financial Officer

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	XBRL (Extensible Business Reporting Language) information is furnished and not filed herewith, is not a part of a registration statement or Prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.