Form 10-K
period 2010-07-31
CISCO SYSTEMS INC
filed 2010-09-21
CIK 858877

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 31, 2010

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

Aggregate market value of registrant’s common stock held by non-affiliates of the registrant, based upon the closing price of a share of the registrant’s common stock on January 22, 2010 as reported by the NASDAQ Global Select Market on that date: $131,623,106,220

Number of shares of the registrant’s common stock outstanding as of September 15, 2010: 5,585,268,740

DOCUMENTS INCORPORATED BY REFERENCE

(1)	Portions of the registrant’s Annual Report to Shareholders for its fiscal year ended July 31, 2010 are incorporated by reference into Part I and Part II of this Annual Report on Form 10-K where indicated.
(2)	Portions of the registrant’s Proxy Statement relating to the registrant’s 2010 Annual Meeting of Shareholders, to be held on November 18, 2010, are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated.

PART I

This Annual Report on Form 10-K, including the “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which is incorporated by reference from our 2010 Annual Report to Shareholders, contains forward-looking statements regarding future events and our future results that are subject to the safe harbors created under the Securities Act of 1933 (the “Securities Act”) and the Securities Exchange Act of 1934 (the “Exchange Act”). All statements other than statements of historical facts are statements that could be deemed forward-looking statements. These statements are based on current expectations, estimates, forecasts, and projections about the industries in which we operate and the beliefs and assumptions of our management. Words such as “expects,” “anticipates,” “targets,” “goals,” “projects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “continues,” “endeavors,” “strives,” “may,” variations of such words, and similar expressions are intended to identify such forward-looking statements. In addition, any statements that refer to projections of our future financial performance, our anticipated growth and trends in our businesses, and other characterizations of future events or circumstances are forward-looking statements. Readers are cautioned that these forward-looking statements are only predictions and are subject to risks, uncertainties, and assumptions that are difficult to predict, including those identified below, under “Item 1A. Risk Factors,” and elsewhere herein and in the 2010 Annual Report to Shareholders. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. We undertake no obligation to revise or update any forward-looking statements for any reason.

PART I

ITEM 1. Business

General

We design, manufacture, and sell Internet Protocol (IP)-based networking and other products related to the communications and information technology (IT) industry and provide services associated with these products and their use. We provide a broad line of products for transporting data, voice, and video within buildings, across campuses, and around the world. Our products are designed to transform how people connect, communicate, and collaborate. Our products are installed at enterprise businesses, public institutions, telecommunications companies, commercial businesses, and personal residences.

We conduct our business globally and are managed geographically in five segments: United States and Canada, European Markets, Emerging Markets, Asia Pacific, and Japan. The Emerging Markets theater consists of Eastern Europe, Latin America, the Middle East and Africa, and Russia and the Commonwealth of Independent States. For revenue and other information regarding these segments, see Note 15 to the Consolidated Financial Statements in our 2010 Annual Report to Shareholders. Note 15 is incorporated into this report by reference.

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

Products and Services

We design, manufacture, and sell IP-based networking and other products related to the communications and IT industry and provide services associated with these products and their use. Our products and services are designed to address a wide range of customers’ needs, including improving productivity, reducing costs, and gaining a competitive advantage. In addition, our products and services are designed to help customers build their own network infrastructures that support tools and applications that allow them to communicate with key stakeholders, including customers, prospects, business partners, suppliers, and employees. We focus on delivering networking products and solutions that are designed to simplify and secure customers’ network infrastructures. We believe that integrating multiple network services into our products helps our customers reduce their total cost of network ownership. Our product offerings fall into the following categories: our core technologies, routing and switching; advanced technologies; and other products. In addition to our product offerings, we provide a broad range of service offerings, including technical support services and advanced services. Our customer base spans virtually all types of public and private agencies and businesses, comprising enterprise businesses, service providers, commercial customers, and consumers.

Our products are used individually or as integrated offerings to connect personal and business computing devices to networks or computer networks with each other—whether they are within a building, across a campus, or around the world. Our breadth of product and service offerings across multiple technology segments enables us to offer a wide range of products and services to meet customer-specific requirements. We also provide products and services that allow customers to transition their various networks to a single multi-service data, voice, and video network, enabling economies of scale.

Network architectures, built on core routing and switching technologies, are evolving to accommodate the demands of increasing numbers of users, network applications and new network-related markets. These new markets are a natural extension of our core business, are redefined when delivered by the network platform and are what we refer to as market adjacencies. Our position is not only differentiated by our architectural approach and IP leadership, but is strengthened through our experience, expertise, partners and services. Our unique value proposition, in our view, allows us to comprehensively deliver on and accelerate the transformation of these market adjacencies.

In the past several years we have addressed market adjacencies related to our core routing and switching products through the development of various network-related offerings in our advanced and emerging technologies groups of products. Our advanced and emerging technologies offerings build upon our existing competencies which we believe allows us to expand the overall market for our products and services. In this respect, we have focused our efforts on the following product categories: application networking services, Cisco TelePresence systems, the Cisco Unified Computing System platform, digital media, home networking, physical security, security, storage area networking, unified communications, video systems, and wireless technology, among others. We are in the process of identifying additional advanced and emerging technologies for focus and investment in the future. As has been the case from time to time, one or more of our currently identified advanced or emerging technologies may be curtailed or eliminated due to market developments or other factors.

We refer to the evolutionary process by which adjacencies arise as market transitions. Market transitions on which we are focusing primary attention include those related to the increased role of virtualization/the cloud, video, collaboration, and networked Web 2.0 technologies. With regard to virtualization/the cloud, one example of a market in which a significant market transition is underway is the enterprise data center market. We believe the market is at an inflection point, as awareness grows that intelligent networks are becoming the platform for productivity improvement and global competitiveness. We further believe that disruption in the enterprise data center market is accelerating, due to changing technology trends such as the increasing adoption of virtualization, the rise in scalable processing, and the advent of cloud computing and cloud-based IT resource deployments and business models. These key terms are defined as follows:

Virtualization: refers to the process of aggregating the current siloed data center resources into unified, shared resource pools that can be dynamically delivered to applications on demand thus enabling the ability to move content and applications between devices and the network.

The Cloud: refers to an information technology hosting and delivery system in which resources, such as servers or software applications, are no longer tethered to a user’s physical infrastructure but which instead are delivered to and consumed by the user “on demand” as an Internet-based service, whether singularly or with multiple other users simultaneously.

This virtualization and cloud-driven market transition in the enterprise data center market is being brought about through the convergence of networking, computing, storage, and software technologies. We are seeking to take advantage of this market transition through, among other things, our Cisco Unified Computing System platform and Cisco Nexus product families, which are designed to integrate the previously siloed technologies in the enterprise data center with a unified architecture. We are also seeking to capitalize on this market transition through the development of cloud-based product and service offerings, through which we intend to enable customers to develop and deploy their own cloud-related IT solutions, including software-as-a-service (SaaS), and other-as-a-service (XaaS) solutions.

In addition, in fiscal 2010, Cisco and EMC, together with VMware, formed the Virtual Computing Environment (“VCE”) coalition to accelerate customers’ ability to increase business agility through greater IT infrastructure flexibility and lower IT, energy and real estate costs through pervasive data center virtualization and a transition to private cloud infrastructures. The VCE coalition introduced Vblock Infrastructure packages designed to be fully integrated, tested, validated, scalable, and immediately deployable infrastructure packages that combine innovative virtualization, networking, computing, storage, security and management technologies from Cisco, EMC, and VMware with end-to-end vendor accountability. Similarly, our investment in Acadia Enterprises, LLC (“Acadia”), a joint venture with EMC, in which VMware and Intel have also invested, is designed to pave the way to new delivery models for cloud computing solutions.

The competitive landscape in the enterprise data center market is changing, and we expect there will be a new class of very large, well-financed and aggressive competitors, each bringing its own new class of products to address this new market. However, with respect to this market, we believe the network will be the intersection of innovation through an open ecosystem and standards. We expect to see acquisitions, further industry consolidation, and new alliances among companies as they seek to serve the enterprise data center market. As we enter this next market phase, we expect that we will strengthen certain strategic alliances, compete more with certain strategic alliances and partners, and perhaps also encounter new competitors in our attempt to deliver the best solutions for our customers.

Other market transitions on which we are focusing primary attention include those related to the increased role of video, collaboration, and networked Web 2.0 technologies. The key market transitions relative to the convergence of video, collaboration, and networked Web 2.0 technologies, which we believe will drive productivity and growth in network loads, appear to be evolving even more quickly and more significantly than we had previously anticipated. Cisco TelePresence systems are one example of product offerings that have incorporated video, collaboration, and networked Web 2.0 technologies, as customers evolve their communications and business models. We are focused on simplifying and expanding the creation, distribution, and use of end-to-end video solutions for businesses and consumers, and our fiscal 2010 acquisition of Tandberg ASA (“Tandberg”) is an example of our increased emphasis on the video market segment.

We believe that the architectural approach that has served us well in addressing the market adjacencies in the communications and information technology industry will be adaptable to other markets. Examples of market adjacencies where we aim to apply this approach are mobility, the consumer, and electrical services infrastructure. With regard to mobility, the growth of IP traffic on handheld devices is driving the need for more robust architectures, equipment and services in order to accommodate not only an increasing number of worldwide mobile device users, but also increased user demand for broadband-quality business network and consumer web applications to be seamlessly delivered on such devices. Our fiscal 2010 acquisition of Starent Networks, Corp. (“Starent”) reflects the significance of this market adjacency and our intent to offer solutions that help expand IP network load capabilities for mobile devices. For the consumer market, through collaboration with technology partners, retailers, service providers, and content publishers, we are striving to create compelling consumer experiences and make the network the platform for a variety of services in the home, as broadband development moves from a device-centric phase to a network-centric model. In the electrical services infrastructure market, we are developing an architecture for managing energy in a highly secure fashion on electrical grids at various steps from energy generation to consumption in homes and buildings.

To address these market adjacencies, we believe a collaborative strategy is required. We believe that we need the subject area and functional skill expertise of not just one person but many within our company. Accordingly, we have developed what we feel is an innovative organizational structure of boards and councils, bringing together Cisco managers from across many functional areas within our company to collaboratively define, plan, execute, and monitor our progress in these many market adjacencies.

For a discussion of the risks associated with our strategy, see “Item 1A. Risk Factors,” including the risk factor entitled “We depend upon the development of new products and enhancements to existing products, and if we fail to predict and respond to emerging technological trends and customers’ changing needs, our operating results and market share may suffer.” For information regarding sales of our major products and services, see Note 15 to the Consolidated Financial Statements in our 2010 Annual Report to Shareholders. Note 15 is incorporated into this report by reference.

Our current offerings fall into several categories:

Routing

Routing technology is fundamental to the Internet, and this technology interconnects public and private IP networks for mobile, data, voice, and video applications. Our routing products are designed to enhance the intelligence, security, reliability, scalability, and level of performance in the transmission of information and media-rich applications. We offer a broad range of routers, from core network infrastructure for service providers and enterprises to access routers for branch offices and for telecommuters and consumers at home. Key products within our routing category are the Cisco 1800, 2800, and 3800 Series Integrated Services Routers as well as the Cisco ASR 1000, 5000 and 9000 Series Aggregation Service Routers; Cisco 7200, 7600 and 12000 Series Routers and the Cisco CRS Carrier Routing System.

During fiscal 2010, we introduced the Cisco CRS-3 Carrier Routing System (“CRS-3). Built on the same design principles as the CRS-1, the Cisco CRS-3 more than triples performance and provides efficiency by consuming less power while using cooling and rack-space resources for intelligent, service-rich bandwidth capacity. Developed for service provider core networks, the CRS-3 is designed to transport the growing video and application traffic on the Internet.

Switching

Switching is another integral networking technology used in campuses, branch offices, and data centers. Switches are used within buildings in local-area networks (LANs), across cities in metropolitan-area networks (MANs), and across great distances in wide-area networks (WANs). Our switching products offer many forms of connectivity to end users, workstations, IP phones, access points, and servers, and also function as aggregators on LANs, MANs, and WANs. Our switching systems employ several widely used technologies, including Ethernet, Power over Ethernet, Fibre Channel over Ethernet, Packet over Synchronous Optical Network, and Multiprotocol Label Switching. Many of our switches are designed to support an integrated set of advanced services, allowing organizations to be more efficient by using one switch for multiple networking functions rather than multiple switches to accomplish the same functions. Cisco offers a comprehensive family of Ethernet switching solutions from fixed-configuration switches for small and medium-sized businesses to modular switches for enterprises and service providers. Our fixed-configuration switches are designed to provide a foundation for converged data, voice, and video services. They range from small, standalone switches to stackable models that function as a single, scalable switching unit. Modular switches offer flexibility for enterprises, which due to large-scale network demands often need to deploy numerous, concurrent intelligent networking services without degrading overall performance. Key products within our switching category are the Cisco Catalyst 2960, 3560, 3750, 4500, 4900, and 6500 Series; the Nexus 1000V, 4000, 5000 and 7000 Series switches; and Cisco Nexus 2000 Series Fabric Extenders.

During fiscal 2010, we enhanced our fixed configuration switches, to deliver key network services that are designed to work with Cisco routing, security, and wireless products to enable video collaboration, enterprise-wide energy management, and policy-based security. In fiscal 2010, we continued to expand on the Cisco Catalyst 4900 series and the deployment options for Nexus 7000 by introducing support for up to one million routes.

Advanced Technologies

Application Networking Services

Cisco Application Networking Services consist of a broad portfolio of application networking solutions that enable secure, high performance, reliable delivery of applications within data centers and across WANs to remote and branch office users. Our solutions are designed to help facilitate the deployment and delivery of business applications across an entire organization by using technology to accelerate, maximize availability of, and secure both application traffic and computing resources. A key product within our application networking services category is Cisco Wide Area Application Services (WAAS), a comprehensive WAN optimization solution.

During fiscal 2010, we introduced WAN Optimization Services for SaaS-based applications and WAN Optimization solutions for the Integrated Service Router G2’s Services Ready Engine.

Home Networking

Today’s consumers have increasing demands for wireless connectivity. Our home networking strategy aligns with Cisco’s broader vision to enable consumers to live a connected life that is more personal, more social, and more visual. Our products connect different devices in the household, allowing people to share Internet access, printers, storage, video, music, movies, and games throughout the home. Products include routers, adapters, gateways, switches, modems, home network management software, and other products that are designed to provide both tech-savvy and mass-market consumers with rich in-home experiences. These products are sold through select retailers, value-added resellers, online retailers, and service providers worldwide.

During fiscal 2010, we re-launched our home networking product lines in the United States and Canada. The launch included Valet, a new product line of wireless products aimed at providing mainstream users with the benefits of wireless home networking experiences. In addition, we launched the new Linksys E-Series wireless routers and adapters for technology-minded consumers. Both of these product families support the new 802.11n Wi-Fi standard. They also include our new Cisco Connect Software, enabling consumers to easily set up and manage their wireless network.

Security

Cisco security solutions deliver network and content security systems that are designed to enable highly secure collaboration. Our products in this category span firewall, intrusion prevention, remote access, virtual private networks (VPN), unified client, web, and email security. We focus on a proactive, layered approach to counter both existing and emerging security threats. We provide security solutions that are designed to be integrated, timely, comprehensive, and effective, helping to ensure holistic security for organizations worldwide. In addition, Cisco security systems include network and application policy solutions for identity services used in data centers and collaboration services as a series of network access control and entitlement solutions. A key product line within our security product category is the Cisco ASA 5500 Series Adaptive Security Appliances line.

In fiscal 2010, we introduced the Cisco AnyConnect VPN Client, which enables users to access networks with their mobile device of choice, including laptops and smartphone-based mobile devices while allowing organizations to manage the security risks of borderless networks. We also acquired ScanSafe, Inc. (“ScanSafe”) a cloud-based web security service designed to prevent zero-day malware from reaching corporate networks, including roaming or mobile users. As a cloud-based service, the ScanSafe solution requires no hardware or upfront capital costs or maintenance and is designed to provide real-time threat protection for accurate policy and security enforcement.

Storage Area Networking

We provide storage area networking (SAN) products for data center environments designed to deliver multilayer, scalable, and highly secure connectivity between servers and storage systems, including products such as storage arrays and tape drives. These products incorporate intelligent network features, such as advanced network security, traffic management, virtualization, and tools that are designed to help make storing, retrieving, and protecting critical data across widely distributed environments more efficient. The Cisco MDS 9000 Series currently is the key product line within our storage area networking product category.

During fiscal 2010, we continued to enhance our MDS 9000 product line by introducing features to enable server virtualization, SAN consolidation and pay-as-you-grow flexibility to scale from an entry-level departmental switch to edge connectivity in enterprise SANs.

Unified Communications

Cisco Unified Communications products integrate voice, video, data, and mobile applications on fixed and mobile networks, delivering a media-rich collaboration experience to the workspace. Specific products include IP phones, client software, servers, and network appliances supporting call control, contact centers, messaging, conferencing, voice mobility, and collaboration including presence and preference information. These products are available as software and web-based collaborative offerings, as standalone devices, and as integrated components in Cisco routers and switches. These applications aim to use the network as the platform to enhance competitive advantage by enabling users to accelerate decision time and reduce transaction time. The security and scalability of the network enable users in any workspace to connect with one another through a computer, handset, smartphone, or other similar communications equipment. Cisco Unified Communications products are part of a comprehensive solution that includes network infrastructure, security, wireless, management applications, lifecycle services, flexible deployment, outsourced management options, and third-party applications. In addition, Cisco WebEx products provide web-based collaborative offerings that allow users to share presentations, applications, documents, and desktops, with full-motion video and integrated audio, in a rich multimedia environment online through the use of a standard web browser.

During fiscal 2010, we introduced unified communications solutions, which provide more deployment options for our customers, with support for virtualization of unified communications applications on the Cisco Unified Computing System (UCS) and we also announced the launch of Cisco Hosted Collaboration Solution for partners who are looking to offer Cisco Unified Communications and Collaboration in an “as a Service” consumption model. We also provided additional support for customers migrating from legacy voice to IP-based networks and we enhanced capabilities to our Unified Messaging, Conferencing, Mobility, and Customer Contact solutions.

Video Systems

Our video systems offerings consist primarily of digital set-top boxes and digital media technology products. Digital set-top boxes provide video entertainment services to consumers. They enable subscribers to access a variety of interactive digital television services developed by either Cisco or third parties. Our equipment includes standard-definition (SD), IP television (IPTV) service-enabled, Data over Cable System Interface Specification (DOCSIS), DOCSIS gateway (DSG), high-definition (HD), digital video recorder (DVR), HD-DVR, multiple-room DVR, and digital-only set-top boxes. Digital media technology products span a wide range of signal processing and headend capabilities including reception, encoding or transcoding, transrating, multiplexing, ad insertion, switching, and modulation. Deployment of these capabilities can help service providers and broadcast customers to more efficiently deliver entertainment, information, and communications services over their existing access networks.

Wireless Technology

The Cisco Unified Wireless Network is designed to unify high-performance 802.11n wireless access across campus, branch, remote, and outdoor environments. This wireless system strives to maximize flexibility and reliability with its access point, controller, antenna, and integrated management products. Simplified management and mobile device troubleshooting are features of the platform designed to reduce operational cost. This platform delivers, through an open application programming interface (API), business-relevant mobility data, voice, video, and context-aware applications to partners and end-user customers. A current key product line within our wireless technology category is the Cisco Aironet product family.

Other Products

Our other products category primarily consists of optical networking products, cable access, Cisco’s Flip Video family which includes the Flip Ultra and Flip Mino camcorder lines, and service provider voice-over-IP (VoIP) services. Additional items in our other products category include emerging technologies such as Cisco TelePresence systems, the Cisco Unified Computing System, physical security and video surveillance, digital media systems, and building systems that help companies manage energy efficiently.

During fiscal 2010, with the acquisition of Tandberg, our TelePresence products within the other products category now include the Tandberg line of video conferencing products. We also launched new Flip camcorders in the United States and Canada.

Service

In addition to our product offerings, we provide a broad range of service offerings, including technical support services and advanced services. Technical support services help ensure that our products operate efficiently, remain available, and benefit from the most up-to-date system software. These services help customers protect their network investments and minimize downtime for systems running mission-critical applications. Advanced services are services that are part of a comprehensive program that is designed to provide responsive, preventive, and consultative support of our technologies for specific networking needs. The advanced services program supports networking devices, applications, solutions, and complete infrastructures. Our service and support strategy seeks to capitalize on increased globalization, and we believe this strategy, along with our architectural approach, has the potential to further differentiate us from competitors.

Customers and Markets

Many factors influence the IT, collaboration, and networking requirements of our customers. These include the size of the organization, number and types of technology systems, geographic location, and the business applications deployed throughout the customer’s network. Our customer base is not limited to any specific industry, geography, or market segment. In each of the past three fiscal years, no single customer has accounted for 10 percent or more of our net sales. Our customers primarily operate in the following markets: enterprise, service provider, commercial, and consumer.

Enterprise

Enterprise businesses are large regional, national, or global organizations with multiple locations or branch offices and typically employ 1,000 or more employees. Many enterprise businesses have unique IT, collaboration, and networking needs within a multi-vendor environment. Our enterprise customers also include public sector entities and governments. We strive to take advantage of the network-as-a-platform strategy to integrate business processes with technology architectures to assist customer growth. We offer service and support packages, financing, and managed network services through our service provider partners. We sell these products through a network of third-party application and technology vendors and channel partners.

Service Providers

Service providers offer data, voice, video, and mobile/wireless services to businesses, governments, utilities, and consumers worldwide. They include regional, national, and international wireline carriers, as well as Internet, cable, and wireless providers. We also group media, broadcast, and web portal providers within our service provider market, as the lines in the telecommunications industry continue to blur between traditional network-based services and content-based and application-based services. Service providers use a variety of our routing and switching, optical, security, video, connected home, mobility, and network management products and systems in their own networks. In addition, many service providers use Cisco data center, virtualization, and collaboration technologies to offer managed or Internet-based services to their business customers. These technologies include Cisco Unified Communications and call center products and applications, Cisco WebEx collaboration tools, and Cisco TelePresence systems products, as well as other video and security products and systems that can be incorporated into network-attached data centers. Compared with other customers, service providers are more likely to require network design, deployment, and support services because of the scale and complexity of their networks, which requirements are addressed, we believe, by our architectural approach.

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

Consumer

Our consumer customers are individuals who use the network at home, or while away from home, for personal use to enjoy a broad range of entertainment, communications, and information experiences. Cisco is able to deliver these solutions to consumers through major consumer channels, including both traditional and online retailers, directly through our website and through value added resellers. The Flip Video family of camcorders represents a new addition to our consumer product line, having been added to our product portfolio through the acquisition of Pure Digital Technologies, Inc. The Flip Video family of camcorders is designed to make video simple, accessible, and fun by allowing people to easily capture and edit videos and then share them instantly with friends and family and on popular video-sharing websites.

Sales Overview

As of the end of fiscal 2010, our worldwide sales and marketing department consisted of approximately 24,600 employees, including managers, sales representatives, and technical support personnel. We have field sales offices in approximately 90 countries, and we sell our products and services both directly and through a variety of channels with support from our salesforce. A substantial portion of our products and services is sold through our channel partners, and the remainder is sold through direct sales. Our channel partners include systems integrators, service providers, other resellers, distributors, and retail partners.

Systems integrators and service providers typically sell directly to end users and often provide system installation, technical support, professional services, and other support services in addition to network equipment sales. Systems integrators also typically integrate our products into an overall solution. Some service providers are also systems integrators.

Distributors hold inventory and typically sell to systems integrators, service providers, and other resellers. In addition, home networking products are generally sold through distributors and retail partners. We refer to sales through distributors and retail partners as our two-tier system of sales to the end customer. Revenue from distributors and retail partners generally is recognized based on a sell-through method using information provided by them. These distributors and retail partners are generally given business terms that allow them to return a portion of inventory, receive credits for changes in selling prices, and participate in various cooperative marketing programs.

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

We provide financing arrangements, such as leases, financed service contracts, and loans, for certain qualified customers to build, maintain, and upgrade their networks. We believe customer financing is a competitive factor in obtaining business, particularly in serving customers involved in significant infrastructure projects. Leases include sales-type, direct financing, and operating leases. We also provide certain qualified customers with the option of financing long-term service contracts, which primarily relate to technical support services and typically range from one to three years. Our loan financing arrangements may include not only financing for the acquisition of our products and services, but also may provide additional funds for other costs associated with network installation and integration of our products and services. For additional information regarding these financing arrangements, see Note 6 to the Consolidated Financial Statements in our 2010 Annual Report to Shareholders. Note 6 is incorporated into this report by reference.

Product Backlog

Our product backlog at July 31, 2010, the last day of our 2010 fiscal year, was approximately $4.1 billion, compared with product backlog of approximately $3.9 billion at July 25, 2009, the last day of our 2009 fiscal year. The product backlog includes orders confirmed for products scheduled to be shipped within 90 days to customers with approved credit status. Because of the generally short cycle between order and shipment and occasional customer changes in delivery schedules or cancellation of orders (which are made without significant penalty), we do not believe that our product backlog, as of any particular date, is necessarily indicative of actual net product sales for any future period.

Acquisitions, Investments, and Alliances

The markets in which we compete require a wide variety of technologies, products, and capabilities. The combination of technological complexity and rapid change within our markets makes it difficult for a single company to develop all of the technological solutions that it desires to offer within its family of products and services. We work to broaden the range of products and services we deliver to customers in target markets through acquisitions, investments, and alliances. We employ the following strategies to address the need for new or enhanced networking and communications products and services:

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

Strategic Alliances

We pursue strategic alliances with other companies in areas where collaboration can produce industry advancement and acceleration of new markets. The objectives and goals of a strategic alliance can include one or more of the following: technology exchange, product development, joint sales and marketing, or new-market creation. Currently, we have strategic alliances with Accenture Ltd; AT&T Inc.; Cap Gemini S.A.; EMC Corporation; Fujitsu Limited; Intel Corporation; International Business Machines Corporation; Italtel SpA; Johnson Controls Inc.; Microsoft Corporation; Nokia Corporation; Nokia Siemens Networks; Oracle Corporation; SAP AG; Sprint Nextel Corporation; Tata Consultancy Services Ltd.; VMware, Inc.; Wipro Limited; and others. Companies with which we have strategic alliances in some areas may be competitors in other areas. The risks associated with our strategic alliances are more fully discussed in “Item 1A. Risk Factors,” including the risk factor entitled “If we do not successfully manage our strategic alliances, we may not realize the expected benefits from such alliances and we may experience increased competition or delays in product development.”

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

Our competitors include Alcatel-Lucent; ARRIS Group, Inc.; Aruba Networks, Inc.; Avaya Inc.; Belden Inc.; Brocade Communications Systems, Inc.; Check Point Software Technologies Ltd.; Citrix Systems, Inc.; D-Link Corporation; LM Ericsson Telephone Company; Extreme Networks, Inc.; F5 Networks, Inc.; Force10 Networks, Inc.; Fortinet, Inc.; Hewlett-Packard Company; Huawei Technologies Co., Ltd.; International Business Machines Corporation; Juniper Networks, Inc.; LogMeIn, Inc.; Meru Networks, Inc.; Microsoft Corporation; Motorola, Inc.; NETGEAR, Inc.; Polycom, Inc.; Riverbed Technology, Inc.; and Symantec Corporation; among others.

Some of these companies compete across many of our product lines, while others are primarily focused in a specific product area. Barriers to entry are relatively low, and new ventures to create products that do or could compete with our products are regularly formed. In addition, some of our competitors may have greater resources, including technical and engineering resources, than we do. As we expand into new markets, we will face competition not only from our existing competitors but also from other competitors, including existing companies with strong technological, marketing, and sales positions in those markets. We also sometimes face competition from resellers and distributors of our products. Companies with whom we have strategic alliances in some areas may be competitors in other areas. For example, the enterprise data center is undergoing a fundamental transformation arising from the convergence of technologies, including computing, networking, storage, and software, that previously were siloed. Due to several factors, including the availability of highly scalable and general purpose microprocessors, application-specific integrated circuits offering advanced services, standards based protocols, cloud computing and virtualization, the convergence of technologies within the enterprise data center is spanning multiple, previously independent, technology segments. Also, some of our current and potential competitors for enterprise data center business have made acquisitions, or announced new strategic alliances, designed to position them to provide end-to-end technology solutions for the enterprise data center. As a result of all of these developments, we face greater competition in the development and sale of enterprise data center technologies, including competition from entities that are among our long-term strategic alliance partners. Companies that are strategic alliance partners in some areas of our business may acquire or form alliances with our competitors, thereby reducing their business with us.

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

Research and Development

We regularly seek to introduce new products and features to address the requirements of our markets. We allocate our research and development budget among routers, switches, advanced technologies, and other product technologies for this purpose. Our research and development expenditures were $5.3 billion, $5.2 billion, and $5.3 billion in fiscal 2010, 2009, and 2008, respectively. These expenditures are applied generally to all product areas, with specific areas of focus being identified from time to time. Recent areas of focus include, but are not limited to, Cisco TelePresence systems products, physical security, digital media, and the Cisco Unified Computing System. Our expenditures for research and development costs were expensed as incurred.

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

Our arrangements with contract manufacturers generally provide for quality, cost, and delivery requirements, as well as manufacturing process terms, such as continuity of supply; inventory management; flexibility regarding capacity, quality, and cost management; oversight of manufacturing; and conditions for use of our intellectual property. We have not entered into any significant long-term contracts with any manufacturing service provider. We generally have the option to renew arrangements on an as-needed basis, primarily annually. These arrangements generally do not commit us to purchase any particular amount or any quantities beyond certain amounts covered by orders or forecasts that we submit covering discrete periods of time, defined as less than one year. We experienced longer than normal lead times on several of our products in fiscal 2010 and continue to see challenges at some of our component suppliers. This was attributable in part to increasing demand driven by the improvement in our overall markets, and similar to what is happening in the industry, the longer than normal lead time extensions also stemmed from supplier constraints based upon their labor and other actions taken during the global economic downturn.

Although we primarily employ an outsourced manufacturing strategy, we continue to operate manufacturing facilities, including a principal facility in Juarez, Mexico, for the manufacture of set-top boxes. The manufacturing operations in Juarez range from automated assembly lines for volume production to complete assembly of a particular product by one individual or a small group of individuals.

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

Employees

As of July 31, 2010, we employed approximately 70,700 employees, including approximately 18,250 in manufacturing and service, approximately 21,250 in engineering, approximately 24,600 in sales and marketing, and approximately 6,600 in general and administration. Approximately 38,350 employees are in locations within the United States. We consider the relationships with our employees to be positive. Competition for technical personnel in the industry in which we compete is intense. We believe that our future success depends in part on our continued ability to hire, assimilate, and retain qualified personnel. To date, we believe that we have been successful in recruiting qualified employees, but there is no assurance that we will continue to be successful in the future.

Executive Officers of the Registrant

The following table shows the name, age and position as of August 31, 2010 of each of our executive officers:

Name	Age	Position
Susan L. Bostrom	49

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

Frank A. Calderoni	53

Executive Vice President and Chief Financial Officer

Mr. Calderoni joined Cisco in May 2004 as Vice President, Worldwide Sales Finance. In June 2007, he was promoted to Senior Vice President, Customer Solutions Finance. He was appointed to his current position effective in February 2008. From March 2002 until he joined Cisco, Mr. Calderoni served as Vice President and Chief Financial Officer of QLogic Corporation, a supplier of storage networking solutions. Prior to that, he was Senior Vice President, Finance and Administration and Chief Financial Officer of SanDisk Corporation from February 2000 to February 2002. Prior to that, he was employed by IBM Corporation where he held a number of executive positions.

John T. Chambers	61

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

Mark Chandler	54

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

Wim Elfrink	58

Executive Vice President and Chief Globalisation Officer

Mr. Elfrink joined Cisco in 1997 as Vice President of Customer Advocacy in Europe. In November 2000 he was promoted to Senior Vice President, Customer Advocacy and took over global responsibility for the function, relocating to San Jose, California. Mr. Elfrink was appointed Chief Globalisation Officer in December 2006 and moved to Bangalore India to establish Cisco’s Globalisation Centre East. In August 2007 he was named Executive Vice President.

Name	Age	Position

Robert W. Lloyd	54

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

Gary B. Moore	61

Executive Vice President, Cisco Services

Mr. Moore joined Cisco in October 2001 as Senior Vice President, Advanced Services. In August 2007, he also assumed responsibility as co-lead of Cisco Services. In May 2010, he was promoted to his current position. Immediately before joining Cisco, Mr. Moore served for approximately two years as chief executive officer of Netigy Corporation, a network consulting company. Prior to that, he was employed by Electronic Data Systems where he held a number of executive positions.

Randy Pond	56

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

•	How well we execute on our strategy and operating plans

•	Benefits anticipated from our investments in engineering, sales and manufacturing activities

•	Changes in tax laws or regulations or accounting rules

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

Instability in the global credit markets, including the recent European economic and financial turmoil related to sovereign debt issues in certain countries, the instability in the geopolitical environment in many parts of the world and other disruptions, such as changes in energy costs, may continue to put pressure on global economic conditions. Our operating results in one or more segments may also be affected by uncertain or changing economic conditions particularly germane to that segment or to particular customer markets within that segment. The world has recently experienced a global macroeconomic downturn, and if global economic and market conditions, or economic conditions in key markets, remain uncertain or deteriorate further, we may experience material impacts on our business, operating results, and financial condition.

DURING THE RECENT GLOBAL ECONOMIC DOWNTURN AND WHILE THE RELATED MARKET UNCERTAINTY PERSISTS, WE HAVE BEEN INVESTING IN MARKET ADJACENCIES AND ALSO IN THE UNITED STATES AND TARGETED EMERGING COUNTRIES, AND IF THE RETURN ON THESE INVESTMENTS IS LOWER OR DEVELOPS MORE SLOWLY THAN WE EXPECT, OUR OPERATING RESULTS MAY BE HARMED

We have been realigning and are dedicating resources to focus on certain market adjacencies, such as enterprise data center virtualization, video/visual networking, collaboration architectures, and globalization, primarily in targeted geographic locations and to focus efforts particularly where we believe the economic recovery will progress the fastest, such as the United States and targeted emerging countries, creating opportunities for us even while other countries or markets may not be recovering. However, the return on our investments in such market adjacencies and in such geographic markets may be lower, or may develop more slowly, than we expect. If we do not achieve the benefits anticipated from these investments (including if our selection of areas for investment does not play out as we expect), or if the achievement of these benefits is delayed, our operating results may be adversely affected.

OUR REVENUE FOR A PARTICULAR PERIOD IS DIFFICULT TO PREDICT, AND A SHORTFALL IN REVENUE MAY HARM OUR OPERATING RESULTS

As a result of a variety of factors discussed in this report, our revenue for a particular quarter is difficult to predict, especially in light of the recent global economic downturn and related market uncertainty. Our net sales may grow at a slower rate than in past periods or may decline, which recently occurred in fiscal 2009. Our ability to meet financial expectations could also be adversely affected if the nonlinear sales pattern seen in some of our past quarters recurs in future periods. We have experienced periods of time during which shipments have exceeded net bookings or manufacturing issues have delayed shipments, leading to nonlinearity in shipping patterns. In addition to making it difficult to predict revenue for a particular period, nonlinearity in shipping can increase costs, because irregular shipment patterns result in periods of underutilized capacity and periods in which overtime expenses may be incurred, as well as in potential additional inventory management-related costs. In addition, to the extent that manufacturing issues and any related component shortages result in delayed shipments in the future, and particularly in periods in which we and our contract manufacturers are operating at higher levels of capacity, it is possible that revenue for a quarter could be adversely affected if such matters occur and are not remediated within the same quarter.

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

Inventory management remains an area of focus. We experienced longer than normal lead times on several of our products in fiscal 2010. This was attributable in part to increasing demand driven by the improvement in our overall markets, and similar to what is happening in the industry, the longer than normal lead time extensions also stemmed from supplier constraints based upon their labor and other actions taken during the global economic downturn. We continue to see challenges at some of our component suppliers. Longer manufacturing lead times in the past have caused some customers to place the same order multiple times within our various sales channels and to cancel the duplicative orders upon receipt of the product, or to place orders with other vendors with shorter manufacturing lead times. Such multiple ordering (along with other factors) or risk of order cancellation may cause difficulty in predicting our sales and, as a result, could impair our ability to manage parts inventory effectively. In addition, our efforts to improve manufacturing lead-time performance may result in corresponding reductions in order backlog. A decline in backlog levels could result in more variability and less predictability in our quarter-to-quarter net sales and operating results. In addition, we have increased our efforts in procuring components in order to meet customer expectations which have contributed to an increase in purchase commitments. Increases in our purchase commitments to shorten lead times could also lead to excess and obsolete inventory charges if the demand for our products is less than our expectations.

We plan our operating expense levels based primarily on forecasted revenue levels. These expenses and the impact of long-term commitments are relatively fixed in the short term. A shortfall in revenue could lead to operating results being below expectations because we may not be able to quickly reduce these fixed expenses in response to short-term business changes.

Any of the above factors could have a material adverse impact on our operations and financial results.

WE EXPECT GROSS MARGIN TO VARY OVER TIME, AND OUR LEVEL OF PRODUCT GROSS MARGIN MAY NOT BE SUSTAINABLE

Our level of product gross margins may not be sustainable and may continue to be adversely affected by numerous factors, including:

•	Changes in customer, geographic, or product mix, including mix of configurations within each product group

•	Introduction of new products, including products with price-performance advantages

•	Our ability to reduce production costs

•	Entry into new markets or growth in lower margin markets, including markets with different pricing and cost structures, through acquisitions or internal development

•	Sales discounts

•	Increases in material, labor or other manufacturing-related costs, which could be significant especially during periods of supply constraints

•	Excess inventory and inventory holding charges

•	Obsolescence charges

•	Changes in shipment volume

•	The timing of revenue recognition and revenue deferrals

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

Sales to the service provider market have been characterized by large and sporadic purchases, especially relating to our router sales and sales of certain of our advanced technologies, in addition to longer sales cycles. In the past, we have experienced significant weakness in sales to service providers over certain extended periods of time as market conditions have fluctuated. Sales activity in this industry depends upon the stage of completion of expanding network infrastructures; the availability of funding; and the extent to which service providers are affected by regulatory, economic, and business conditions in the country of operations. Weakness in orders from this industry, including as a result of any slowdown in capital expenditures by service providers (which may be more prevalent during a global economic downturn or periods of economic uncertainty), could have a material adverse effect on our business, operating results, and financial condition. For example, during fiscal 2009, we experienced a slowdown in service provider capital expenditures globally, which may recur in future periods. Orders from this industry could decline for many reasons other than the competitiveness of our products and services within their respective markets. For example, in the past, many of our service provider customers have been materially and adversely affected by slowdowns in the general economy, by overcapacity, by changes in the service provider market, by regulatory developments, and by constraints on capital availability, resulting in business failures and substantial reductions in spending and expansion plans. These conditions have materially harmed our business and operating results in the past, and some of these or other conditions in the service provider market could affect our business and operating results in any future period. Finally, service provider customers typically have longer implementation cycles; require a broader range of services, including design services; demand that vendors take on a larger share of risks; often require acceptance provisions, which can lead to a delay in revenue recognition; and expect financing from vendors. All these factors can add further risk to business conducted with service providers.

DISRUPTION OF OR CHANGES IN OUR DISTRIBUTION MODEL COULD HARM OUR SALES AND MARGINS

If we fail to manage distribution of our products and services properly, or if our distributors’ financial condition or operations weaken, our revenue and gross margins could be adversely affected.

A substantial portion of our products and services is sold through our channel partners, and the remainder is sold through direct sales. Our channel partners include systems integrators, service providers, other resellers, distributors, and retail partners. Systems integrators and service providers typically sell directly to end users and often provide system installation, technical support, professional services, and other support services in addition to network equipment sales. Systems integrators also typically integrate our products into an overall solution, and a number of service providers are also systems integrators. Distributors stock inventory and typically sell to systems integrators, service providers, and other resellers. In addition, home networking products are generally sold through distributors and retail partners. We refer to sales through distributors and retail partners as our two-tier system of sales to the end customer. Revenue from distributors and retail partners generally is recognized based on a sell-through method using information provided by them. These distributors and retail partners are generally given business terms that allow them to return a portion of inventory, receive credits for changes in selling prices, and participate in various cooperative marketing programs. If sales through indirect channels increase, this may lead to greater difficulty in forecasting the mix of our products and, to a degree, the timing of orders from our customers.

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

OUR INVENTORY MANAGEMENT RELATING TO OUR SALES TO OUR TWO-TIER DISTRIBUTION CHANNEL IS COMPLEX, AND EXCESS INVENTORY MAY HARM OUR GROSS MARGINS

We must manage our inventory relating to sales to our distributors and retail partners effectively, because inventory held by them could affect our results of operations. Our distributors and retail partners may increase orders during periods of product shortages, cancel orders if their inventory is too high, or delay orders in anticipation of new products. They also may adjust their orders in response to the supply of our products and the products of our competitors that are available to them and in response to seasonal fluctuations in end-user demand. Revenue to our distributors and retail partners generally is recognized based on a sell-through method using information provided by them, and they are generally given business terms that allow them to return a portion of inventory, receive credits for changes in selling price, and participate in various cooperative marketing programs. Inventory management remains an area of focus as we balance the need to maintain strategic inventory levels to ensure competitive lead times against the risk of inventory obsolescence because of rapidly changing technology and customer requirements. We continue to see challenges at some of our component suppliers and have increased our efforts in procuring components in order to meet customer expectations. If we ultimately determine that we have excess inventory, we may have to reduce our prices and write down inventory, which in turn could result in lower gross margins.

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

A reduction or interruption in supply; a significant increase in the price of one or more components; a failure to adequately authorize procurement of inventory by our contract manufacturers; a failure to appropriately cancel, reschedule, or adjust our requirements based on our business needs; or a decrease in demand for our products could materially adversely affect our business, operating results, and financial condition and could materially damage customer relationships. Furthermore, as a result of binding price or purchase commitments with suppliers, we may be obligated to purchase components at prices that are higher than those available in the current market. In the event that we become committed to purchase components at prices in excess of the current market price when the components are actually used, our gross margins could decrease. We experienced longer than normal lead times on several of our products in fiscal 2010 and we continue to see challenges at some of our component suppliers. See the risk factor above entitled “Our revenue for a particular period is difficult to predict, and a shortfall in revenue may harm our operating results.”

Our growth and ability to meet customer demands depend in part on our ability to obtain timely deliveries of parts from our suppliers and contract manufacturers. We have experienced component shortages in the past, including shortages caused by manufacturing process issues, that have affected our operations. We may in the future experience a shortage of certain component parts as a result of our own manufacturing issues, manufacturing issues at our suppliers or contract manufacturers, capacity problems experienced by our suppliers or contract manufacturers, or strong demand in the industry for those parts. A return to growth in the economy is likely to create greater pressures on us and our suppliers to accurately project overall component demand and component demands within specific product categories and to establish optimal component levels and manufacturing capacity, especially for labor-intensive components, components for which we purchase a substantial portion of the supply, or re-ramping manufacturing capacity for highly complex products. For example, during fiscal 2010, we experienced longer than normal lead times on several of our products and we continue to see challenges at some of our component suppliers. This was attributable in part to increasing demand driven by the improvement in our overall markets, and similar to what is happening in the industry, the longer than normal lead time extensions also stemmed from supplier constraints based upon their labor and other actions taken during the global economic downturn. If shortages or delays persist or worsen, the price of these components may increase, or the components may not be available at all, and we may also encounter shortages if we do not accurately anticipate our needs. We may not be able to secure enough components at reasonable prices or of acceptable quality to build new products in a timely manner in the quantities or configurations needed. Accordingly, our revenue and gross margins could suffer until other sources can be developed. Our operating results would also be adversely affected if, anticipating greater demand than actually develops, we commit to the purchase of more components than we need, which is more likely to occur in a period of demand uncertainties such as we are currently experiencing. There can be no assurance that we will not encounter these problems in the future. Although in many cases we use standard parts and components for our products, certain components are presently available only from a single source or limited sources, and a global economic downturn and related market uncertainty could negatively impact the availability of components from one or more of these sources, especially during times such as we are currently seeing when there are supplier constraints based on labor and other actions taken during economic downturns. We may not be able to diversify sources in a timely manner, which could harm our ability to deliver products to customers and seriously impact present and future sales.

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

Manufacturing capacity and component supply constraints could continue to be significant issues for us. We purchase components from a variety of suppliers and use several contract manufacturers to provide manufacturing services for our products. During the normal course of business, in order to improve manufacturing lead-time performance and to help ensure adequate component supply, we enter into agreements with contract manufacturers and suppliers that either allow them to procure inventory based upon criteria as defined by us or that establish the parameters defining our requirements. In certain instances, these agreements allow us the option to cancel, reschedule, and adjust our requirements based on our business needs prior to firm orders being placed. We have increased our efforts in procuring components in order to meet customer expectations which have contributed to an increase in purchase commitments. Increases in our purchase commitments to shorten lead times could also lead to excess and obsolete inventory charges if the demand for our products is less than our expectations. If we fail to anticipate customer demand properly, an oversupply of parts could result in excess or obsolete components that could adversely affect our gross margins. For additional information regarding our purchase commitments with contract manufacturers and suppliers, see Note 11 to the Consolidated Financial Statements contained in our 2010 Annual Report to Shareholders, which Note is incorporated into this report by reference.

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

The markets for our products are characterized by rapidly changing technology, evolving industry standards, new product introductions, and evolving methods of building and operating networks. Our operating results depend on our ability to develop and introduce new products into existing and emerging markets and to reduce the production costs of existing products. We believe the industry is evolving to enable personal and business process collaboration enabled by networked Web 2.0, the technologies that enable user collaboration, as part of the second major phase of the Internet. As such, many of our strategic initiatives and investments are aimed at meeting the requirements that a network capable of multiple-party, collaborative interaction would demand, and the investments we have made and our architectural approach are designed to enable networked Web 2.0 and the increased use of the network as the platform for all forms of communications and IT. In fiscal 2009 we launched our Cisco Unified Computing System, our next-generation enterprise data center platform architected to unite computing, network, storage access, and virtualization resources in a single system, which is designed to address the fundamental transformation occurring in the enterprise data center. Cisco Unified Computing System is one of several market adjacencies on which we are focusing resources.

The process of developing new technology is complex and uncertain, and if we fail to accurately predict customers’ changing needs and emerging technological trends our business could be harmed. We must commit significant resources, including the investments we have been making in market adjacencies and in the United States and targeted emerging countries mentioned above, to developing new products before knowing whether our investments will result in products the market will accept. In particular, if our model of the evolution of networking to collaborative systems does not emerge as we believe it will, or if the industry does not evolve as we believe it will, or if our strategy for addressing this evolution is not successful, many of our strategic initiatives and investments may be of no or limited value. Furthermore, we may not execute successfully on that vision because of errors in product planning or timing, technical hurdles that we fail to overcome in a timely fashion, or a lack of appropriate resources. This could result in competitors providing those solutions before we do and loss of market share, net sales, and earnings. The success of new products depends on several factors, including proper new product definition, component costs, timely completion and introduction of these products, differentiation of new products from those of our competitors, and market acceptance of these products. There can be no assurance that we will successfully identify new product opportunities, develop and bring new products to market in a timely manner, or achieve market acceptance of our products or that products and technologies developed by others will not render our products or technologies obsolete or noncompetitive. The products and technologies that we identify as “emerging technologies” or “advanced technologies” may not prove to have the market success we anticipate, and we may not successfully identify and invest in other emerging or advanced technologies.

OVER THE LONG TERM WE INTEND TO INCREASE OUR INVESTMENT IN ENGINEERING, SALES, SERVICE, MARKETING AND MANUFACTURING ACTIVITIES, AND THESE INVESTMENTS MAY ACHIEVE DELAYED, OR LOWER THAN EXPECTED BENEFITS WHICH COULD HARM OUR OPERATING RESULTS

While recently we have focused on managing our costs and expenses, we expect to continue to increase our headcount in upcoming quarters, and over the long term we intend to continue to add personnel and other resources to our engineering, sales, service, marketing and manufacturing functions as we focus on developing market adjacencies, emerging technologies, the next wave of advanced technologies, growing the commercial market segment, capitalizing on our emerging market opportunities, enhancing our evolving support model and increasing our market share gains. We are likely to recognize the costs associated with these investments earlier than some of the anticipated benefits, and the return on these investments may be lower, or may develop more slowly, than we expect. If we do not achieve the benefits anticipated from these investments, or if the achievement of these benefits is delayed, our operating results may be adversely affected.

OUR BUSINESS SUBSTANTIALLY DEPENDS UPON THE CONTINUED GROWTH OF THE INTERNET AND INTERNET-BASED SYSTEMS

A substantial portion of our business and revenue depends on growth and evolution of the Internet, including the continued development of networked Web 2.0 as part of the second major phase of the Internet, and on the deployment of our products by customers who depend on such continued growth and evolution. To the extent that an economic slowdown or economic uncertainty and related reduction in capital spending adversely affect spending on Internet infrastructure, as we have recently seen, we could experience material harm to our business, operating results, and financial condition.

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

•	Diversion of management’s attention from normal daily operations of the business and the challenges of managing larger and more widespread operations resulting from acquisitions

•	Potential difficulties in completing projects associated with in-process research and development intangibles

•	Difficulties in entering markets in which we have no or limited direct prior experience and where competitors in such markets have stronger market positions

•	Initial dependence on unfamiliar supply chains or relatively small supply partners

•	Insufficient revenue to offset increased expenses associated with acquisitions

•	The potential loss of key employees, customers, distributors, vendors and other business partners of the companies we acquire following and continuing after announcement of acquisition plans

Acquisitions may also cause us to:

•	Issue common stock that would dilute our current shareholders’ percentage ownership

•	Use a substantial portion of our cash resources, or incur debt, as we did in fiscal 2006 when we issued and sold $6.5 billion in senior unsecured notes to fund our acquisition of Scientific-Atlanta

•	Significantly increase our interest expense, leverage and debt service requirements if we incur additional debt to pay for an acquisition

•	Assume liabilities

•	Record goodwill and nonamortizable intangible assets that are subject to impairment testing on a regular basis and potential periodic impairment charges

•	Incur amortization expenses related to certain intangible assets

•	Incur tax expenses related to the effect of acquisitions on our intercompany research and development (R&D) cost sharing arrangement and legal structure

•	Incur large and immediate write-offs and restructuring and other related expenses

•	Become subject to intellectual property or other litigation

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

We conduct significant sales and customer support operations in countries outside of the United States; maintain a manufacturing facility for a substantial portion of our video systems products in Juarez, Mexico; and also depend on non-U.S. operations of our contract manufacturers, component suppliers and distribution partners. Although sales in our Emerging Markets theater decreased during the recent global economic downturn, our Emerging Markets theater generally has been a relatively fast growing theater, and we have announced plans to expand our commitments and expectations in this theater. As such, our growth depends in part on our increasing sales into this theater. We also intend to expand our level of business activity in two large emerging countries, India and China, and our growth in the Asia Pacific theater will also depend in part upon our increasing sales in these countries. Our future results could be materially adversely affected by a variety of factors relating to our operations outside the United States, any or all of which could have a material adverse effect on our operating results and financial condition, including, among others, the following:

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

Our exposure to the credit risks relating to our financing activities described above may increase if our customers are adversely affected by a global economic downturn or periods of economic uncertainty. Although we have programs in place that are designed to monitor and mitigate the associated risk, including monitoring of particular risks in certain geographic areas, there can be no assurance that such programs will be effective in reducing our credit risks.

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

ADVERSE RESOLUTION OF LITIGATION OR GOVERNMENTAL INVESTIGATIONS MAY HARM OUR OPERATING RESULTS OR FINANCIAL CONDITION

We are a party to lawsuits in the normal course of our business. Litigation can be expensive, lengthy, and disruptive to normal business operations. Moreover, the results of complex legal proceedings are difficult to predict. For example, Brazilian authorities have investigated our Brazilian subsidiary and certain of our current and former employees, as well as a Brazilian importer of our products, and its affiliates and employees, relating to alleged evasion of import taxes and alleged improper transactions involving the subsidiary and the importer. Brazilian authorities have assessed claims against our Brazilian subsidiary based on a theory of joint liability with the Brazilian importer for import taxes and related penalties. The claims are for calendar years 2003 through 2007 and aggregate to approximately $190 million for the alleged evasion of import taxes, approximately $85 million for interest, and approximately $1.6 billion for various penalties, all determined using an exchange rate as of July 31, 2010. We have completed a thorough review of the matter and believe the asserted tax claims against us are without merit, and we intend to defend the claims vigorously. While we believe there is no legal basis for our alleged liability, due to the complexities and uncertainty surrounding the judicial process in Brazil and the nature of the claims asserting joint liability with the importer, we are unable to determine the likelihood of an unfavorable outcome against us and are unable to reasonably estimate a range of loss, if any. We have investigated the alleged improper transactions referred to above. We communicated with United States authorities to provide information and report on our findings and the United States authorities have investigated such allegations. An unfavorable resolution of lawsuits or governmental investigations could have a material adverse effect on our business, operating results, or financial condition. For additional information regarding certain of the matters in which we are involved, see Item 3, “Legal Proceedings,” contained in Part I of this report.

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

We maintain an investment portfolio of various holdings, types, and maturities. These securities are generally classified as available-for-sale and, consequently, are recorded on our Consolidated Balance Sheets at fair value with unrealized gains or losses reported as a component of accumulated other comprehensive income, net of tax. Our portfolio includes fixed income securities and equity investments in publicly traded companies, the values of which are subject to market price volatility to the extent unhedged. If such investments suffer market price declines, as we experienced with some of our investments during fiscal 2009, we may recognize in earnings the decline in the fair value of our investments below their cost basis when the decline is judged to be other than temporary. For information regarding the sensitivity of and risks associated with the market value of portfolio investments and interest rates, refer to the section titled “Quantitative and Qualitative Disclosures About Market Risk” included in our 2010 Annual Report to Shareholders, which section is incorporated by reference into this report. Our investments in private companies are subject to risk of loss of investment capital. These investments are inherently risky because the markets for the technologies or products they have under development are typically in the early stages and may never materialize. We could lose our entire investment in these companies.

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

ITEM 1B. Unresolved Staff Comments

Not applicable.

ITEM 2. Properties

Our headquarters are located at an owned site in San Jose, California. In addition to this site, we own certain sites in the United States, which include facilities in the surrounding areas of San Jose, California; Boston, Massachusetts; Richardson, Texas; Lawrenceville, Georgia; and Research Triangle Park, North Carolina. We also own land for expansion in some of these locations. In addition, we lease office space in several U.S. locations.

Outside the United States our operations are conducted primarily in leased sites, such as our Globalisation Centre East campus in Bangalore, India. Other significant sites are located in Australia, Belgium, China, Germany, India, Israel, Italy, Japan, Norway, and the United Kingdom.

We own and lease certain Scientific-Atlanta manufacturing facilities with a principal manufacturing facility, which we own, located in Juarez, Mexico. We believe that our existing facilities, including both owned and leased, are in good condition and suitable for the conduct of our business.

For additional information regarding obligations under operating leases, see Note 11 to the Consolidated Financial Statements in our 2010 Annual Report to Shareholders. Note 11 is incorporated by reference herein. For additional information regarding properties by operating segment, see Note 15 to the Consolidated Financial Statements in our 2010 Annual Report to Shareholders. Note 15 is incorporated by reference herein.

ITEM 3. Legal Proceedings

Brazilian authorities have investigated our Brazilian subsidiary and certain of our current and former employees, as well as a Brazilian importer of our products, and its affiliates and employees, relating to alleged evasion of import taxes and alleged improper transactions involving the subsidiary and the importer. Brazilian authorities have assessed claims against our Brazilian subsidiary based on a theory of joint liability with the Brazilian importer for import taxes and related penalties. The claims are for calendar years 2003 through 2007 and aggregate to approximately $190 million for the alleged evasion of import taxes, $85 million for interest, and approximately $1.6 billion for various penalties, all determined using an exchange rate as of July 31, 2010. We have completed a thorough review of the matter and believe the asserted tax claims against us are without merit, and we intend to defend the claims vigorously. While we believe there is no legal basis for our alleged liability, due to the complexities and uncertainty surrounding the judicial process in Brazil and the nature of the claims asserting joint liability with the importer, we are unable to determine the likelihood of an unfavorable outcome against us and are unable to reasonably estimate a range of loss, if any. We do not expect a final judicial determination for several years.

We have investigated the alleged improper transactions referred to above. We communicated with United States authorities to provide information and report on our findings and the United States authorities have investigated such allegations.

We and other defendants were subject to patent claims asserted by Network-1 Security Solutions, Inc. on February 7, 2008 in the Federal District Court for the Eastern District of Texas. Network-1 alleged that various of our products implement a method for remotely powering equipment that infringes United States Patent No. 6,218,930. Network-1 sought monetary damages. The trial on these claims began on July 12, 2010. During trial, we and Network-1 settled our dispute on terms that are not material to us, and the lawsuit was dismissed with prejudice on August 6, 2010.

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

ITEM 4. Reserved

PART II

ITEM 5. Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

(a) The market price and related Cisco shareholder information required by this item are incorporated by reference to the section entitled “Stock Market Information” on page 77 of our 2010 Annual Report to Shareholders.

(b) Not Applicable.

(c) Issuer Purchases of Equity Securities (in millions, except per-share amounts):

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (2)
May 2, 2010 to May 29, 2010	36	$24.43	36	$8,453
May 30, 2010 to June 26, 2010	26	$22.99	24	$7,903
June 27, 2010 to July 31, 2010	39	$22.52	39	$7,018

Total	101	$23.33	99

(1)	Includes approximately 1.9 million shares repurchased to satisfy tax withholding obligations that arose on the vesting of shares of restricted stock and restricted stock units.
(2)

On September 13, 2001, we announced that our Board of Directors had authorized a stock repurchase program. As of July 31, 2010, our Board of Directors had authorized the repurchase of up to $72 billion of common stock under this program. During fiscal 2010, we repurchased and retired 325 million shares of our common stock at an average price of $24.02 per share for an aggregate purchase price of $7.8 billion. As of July 31, 2010, we had repurchased and retired 3.1 billion shares of our common stock at an average price of $20.78 per share for an aggregate purchase price of $65.0 billion since inception of the stock repurchase program, and the remaining authorized amount for stock repurchases under this program was $7.0 billion with no termination date.

ITEM 6. Selected Financial Data

The information required by this item is incorporated by reference to page 7 of our 2010 Annual Report to Shareholders.

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information required by this item is incorporated by reference to pages 8 to 35 of our 2010 Annual Report to Shareholders.

ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk

The information required by this item is incorporated by reference to pages 36 to 38 of our 2010 Annual Report to Shareholders.

ITEM 8. Financial Statements and Supplementary Data

The information required by this item is incorporated by reference to pages 39 to 76 and the section entitled “Supplementary Financial Data (Unaudited)” on page 77 of our 2010 Annual Report to Shareholders.

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

Internal Control Over Financial Reporting

Management’s report on our internal control over financial reporting and the report of our independent registered public accounting firm on our internal control over financial reporting are incorporated by reference to the portion of page 5 under the caption “Management’s Report on Internal Control Over Financial Reporting” and to page 6, respectively, of our 2010 Annual Report to Shareholders.

There was no change in our internal control over financial reporting during our fourth quarter of fiscal 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. Other Information

None.

PART III

ITEM 10.	Directors, Executive Officers and Corporate Governance

The information required by this item relating to our directors and nominees is included under the captions “Proposal No. 1: Election of Directors—General,” “—Business Experience and Qualifications of Nominees,” and “—Board Committees and Meetings—Nomination and Governance Committee” in our Proxy Statement related to the 2010 Annual Meeting of Shareholders and is incorporated herein by reference.

The information required by this item regarding our Audit Committee is included under the caption “Proposal No. 1: Election of Directors—Board Committees and Meetings” in our Proxy Statement related to the 2010 Annual Meeting of Shareholders and is incorporated herein by reference.

Pursuant to General Instruction G(3) of Form 10-K, the information required by this item relating to our executive officers is included under the caption “Executive Officers of the Registrant” in Part I of this report.

The information required by this item regarding compliance with Section 16(a) of the Securities Act of 1934 is included under the caption “Ownership of Securities—Section 16(a) Beneficial Ownership Reporting Compliance” in our Proxy Statement related to the 2010 Annual Meeting of Shareholders and is incorporated herein by reference.

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

The information appearing under the headings “Proposal No. 1: Election of Directors—Director Compensation” and “Executive Compensation and Related Information” in our Proxy Statement related to the 2010 Annual Meeting of Shareholders is incorporated herein by reference.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item relating to security ownership of certain beneficial owners and management is included under the caption “Ownership of Securities,” and the information required by this item relating to securities authorized for issuance under equity compensation plans is included under the caption “Equity Compensation Plan Information,” in each case in our Proxy Statement related to the 2010 Annual Meeting of Shareholders, and is incorporated herein by reference.

ITEM 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this item relating to review, approval or ratification of transactions with related persons is included under the caption “Certain Relationships and Related Transactions,” and the information required by this item relating to director independence is included under the caption “Proposal No. 1: Election of Directors—Independent Directors,” in each case in our Proxy Statement related to the 2010 Annual Meeting of Shareholders, and is incorporated herein by reference.

ITEM 14.	Principal Accountant Fees and Services

The information required by this item is included under the captions “Proposal No. 3: Ratification of Independent Registered Public Accounting Firm—Principal Accountant Fees and Services” and “Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Registered Public Accounting Firm” in our Proxy Statement related to the 2010 Annual Meeting of Shareholders, and is incorporated herein by reference.

PART IV

ITEM 15.	Exhibits and Financial Statement Schedules

(a) 1.	Financial Statements

The Index to Financial Statements and Financial Statement Schedule on page 37 is incorporated herein by reference as the list of financial statements required as part of this report.

2.	Financial Statement Schedule

The Index to Financial Statements and Financial Statement Schedule on page 37 is incorporated herein by reference as the list of financial statement schedules required as part of this report.

3.	Exhibits

The exhibit list in the Index to Exhibits is incorporated herein by reference as the list of exhibits required as part of this report.

INDEX TO FINANCIAL STATEMENTS

AND FINANCIAL STATEMENT SCHEDULE

Item 15(a)

	Page
	Form 10-K	2010 Annual Report to Shareholders
Management’s Report on Internal Control Over Financial Reporting		5
Report of Independent Registered Public Accounting Firm		6
Consolidated Balance Sheets at July 31, 2010 and July 25, 2009		39
Consolidated Statements of Operations for each of the three years in the period ended July 31, 2010		40
Consolidated Statements of Cash Flows for each of the three years in the period ended July 31, 2010		41
Consolidated Statements of Equity for each of the three years in the period ended July 31, 2010		42
Notes to Consolidated Financial Statements		43-76
Supplementary Financial Data (Unaudited) and Stock Market Information Fiscal 2010 and 2009 by Quarter		77
Financial Statement Schedule:
Schedule II Valuation and Qualifying Accounts	38
Report of Independent Registered Public Accounting Firm on Financial Statement Schedule	39

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

(in millions)

	Allowances For
	Lease Receivables	Loan Receivables	Accounts Receivable
Year ended July 26, 2008:
Balance at beginning of fiscal year	$104	$243	$166
Provision	37	13	34
Write-offs and other	(5)	(128)	(23)

Balance at end of fiscal year	$136	$128	$177

Year ended July 25, 2009:
Balance at beginning of fiscal year	$136	$128	$177
Provision	80	33	54
Write-offs and other	(3)	(73)	(15)

Balance at end of fiscal year	$213	$88	$216

Year ended July 31, 2010:
Balance at beginning of fiscal year	$213	$88	$216
Provision	25	43	44
Write-offs and other	(31)	(58)	(25)

Balance at end of fiscal year	$207	$73	$235

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

ON FINANCIAL STATEMENT SCHEDULE

To the Board of Directors and Shareholders of Cisco Systems, Inc.:

Our audits of the consolidated financial statements and of the effectiveness of internal control over financial reporting referred to in our report dated September 20, 2010 appearing in the 2010 Annual Report to Shareholders of Cisco Systems, Inc. (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the financial statement schedule listed in Item 15(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PRICEWATERHOUSECOOPERS LLP

San Jose, California

September 20, 2010

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

September 21, 2010	CISCO SYSTEMS, INC.

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

Signature	Title	Date

/S/ JOHN T. CHAMBERS John T. Chambers	Chairman, Chief Executive Officer and Director (Principal Executive Officer)	September 21, 2010

/S/ FRANK A. CALDERONI Frank A. Calderoni	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	September 21, 2010

/S/ PRAT S. BHATT Prat S. Bhatt	Vice President and Corporate Controller (Principal Accounting Officer)	September 21, 2010

/S/ CAROL A. BARTZ Carol A. Bartz	Lead Independent Director	September 21, 2010

/S/ M. MICHELE BURNS M. Michele Burns	Director	September 21, 2010

/S/ MICHAEL D. CAPELLAS Michael D. Capellas	Director	September 21, 2010

Signature	Title	Date

/S/ LARRY R. CARTER Larry R. Carter	Director	September 21, 2010

Brian L. Halla	Director

/S/ JOHN L. HENNESSY Dr. John L. Hennessy	Director	September 21, 2010

/S/ RICHARD M. KOVACEVICH Richard M. Kovacevich	Director	September 21, 2010

/S/ RODERICK C. MCGEARY Roderick C. McGeary	Director	September 21, 2010

/S/ MICHAEL K. POWELL Michael K. Powell	Director	September 21, 2010

/S/ ARUN SARIN Arun Sarin	Director	September 21, 2010

/S/ STEVEN M. WEST Steven M. West	Director	September 21, 2010

/S/ JERRY YANG Jerry Yang	Director	September 21, 2010

INDEX TO EXHIBITS

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed Herewith
		Form	File No.	Exhibit	Filing Date

3.1	Restated Articles of Incorporation of Cisco Systems, Inc., as currently in effect	S-3	333-56004	4.1	2/21/2001

3.2	Amended and Restated Bylaws of Cisco Systems, Inc., as currently in effect	8-K	000-18225	3.1	3/23/2007

4.1	Indenture, dated February 22, 2006, between Cisco Systems, Inc. and Deutsche Bank Trust Company Americas, as trustee	8-K	000-18225	4.1	2/22/2006

4.2	Indenture, dated February 17, 2009, between Cisco Systems, Inc. and the Bank of New York Mellon Trust Company, N.A., as trustee	8-K	000-18225	4.1	2/17/2009

4.3	Indenture, dated November 17, 2009, between Cisco Systems, Inc. and the Bank of New York Mellon Trust Company, N.A., as trustee	8-K	000-18225	4.1	11/17/2009

4.4	Forms of Global Note for the registrant’s 5.25% Senior Notes due 2011 and 5.50% Senior Notes due 2016	8-K	000-18225	4.1	2/22/2006

4.5	Forms of Global Note for the registrant’s 4.95% Senior Notes due 2019 and 5.90% Senior Notes due 2039	8-K	000-18225	4.1	2/17/2009

4.6	Forms of Global Note for the registrant’s 2.90% Senior Notes due 2014, 4.45% Senior Notes due 2020, and 5.50% Senior Notes due 2040	8-K	000-18225	4.1	11/17/2009

10.1*	Cisco Systems, Inc. 2005 Stock Incentive Plan (including related form agreements)					X

10.2*	Cisco Systems, Inc. Amended and Restated 1996 Stock Incentive Plan (including related form agreements)					X

10.3*	1997 Supplemental Stock Incentive Plan (including related form agreements)	10-K	000-18225	10.2	9/18/2007

10.4*	Cisco Systems, Inc. SA Acquisition Long-Term Incentive Plan (amends and restates the 2003 Long-Term Incentive Plan of Scientific-Atlanta) (including related form agreements)	10-K	000-18225	10.4	9/18/2007

10.5*	Cisco Systems, Inc. WebEx Acquisition Long-Term Incentive Plan. (amends and restates the WebEx Communications, Inc. Amended and Restated 2000 Stock Incentive Plan) (including related form agreements)	10-K	000-18225	10.5	9/18/2007

10.6*	Cisco Systems, Inc. Employee Stock Purchase Plan	8-K	000-18225	10.2	11/12/2009

10.7*	Notice of Grant of Stock Option and Stock Option Agreement between John T. Chambers and Cisco Systems, Inc.	10-K	000-18225	10.6	9/20/2004

10.8*	Cisco Systems, Inc. Deferred Compensation Plan, as amended	10-K	000-18225	10.7	9/18/2007

10.9*	Cisco Systems, Inc. Executive Incentive Plan	8-K	000-18225	10.2	11/19/2007

10.10	Amended and Restated International Assignment Agreement dated as of February 15, 2010 by and between Cisco Systems, Inc. and Wim Elfrink	8-K	000-18225	10.1	2/17/2010

10.11*	Form of Executive Officer Indemnification Agreement	10-K	000-18225	10.7	9/20/2004

10.12*	Form of Director Indemnification Agreement	10-K	000-18225	10.8	9/20/2004

10.13	Credit Agreement dated as of August 17, 2007, by and among Cisco Systems, Inc., the Lenders party thereto, and Bank of America, N.A., as administrative agent, swing line lender and an L/C issuer	8-K	000-18225	10.1	8/17/2007

10.14	First Amendment to Credit Agreement dated as of April 30, 2009, by and among Cisco Systems, Inc., the Lenders, and Bank of America, N.A., as administrative agent, swing line lender and an L/C issuer	10-K	000-18225	10.14	9/11/2009

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed Herewith
		Form	File No.	Exhibit	Filing Date

10.15	Lender Joinder Agreement dated as of February 12, 2010, by and among Credit Agricole Corporate and Investment Bank and Cisco Systems, Inc.	10-Q	000-18225	10.2	5/26/2010

13.1	Pages 5 to 78 of the Registrant’s 2010 Annual Report to Shareholders					X

21.1	Subsidiaries of the Registrant					X

23.1	Consent of Independent Registered Public Accounting Firm					X

24.1	Power of Attorney (included on page 40 of this Annual Report on Form 10-K)					X

31.1	Rule 13a–14(a)/15d–14(a) Certification of Principal Executive Officer					X

31.2	Rule 13a–14(a)/15d–14(a) Certification of Principal Financial Officer					X

32.1	Section 1350 Certification of Principal Executive Officer					X

32.2	Section 1350 Certification of Principal Financial Officer					X

101.INS**	XBRL Instance Document					X

101.SCH**	XBRL Taxonomy Extension Schema Document					X

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document					X

*	Indicates a management contract or compensatory plan or arrangement.
**	XBRL (Extensible Business Reporting Language) information is furnished and not filed herewith, is not a part of a registration statement or Prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.