Form 10-Q
period 2010-10-30
CISCO SYSTEMS INC
filed 2010-11-23
CIK 858877

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 30, 2010

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

Number of shares of the registrant’s common stock outstanding as of November 18, 2010: 5,542,761,641

Cisco Systems, Inc.

FORM 10-Q for the Quarter Ended October 30, 2010

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

CISCO SYSTEMS, INC.

CONSOLIDATED BALANCE SHEETS

(in millions, except par value)

(Unaudited)

	October 30, 2010	July 31, 2010
ASSETS
Current assets:
Cash and cash equivalents	$3,796	$4,581
Investments	35,129	35,280
Accounts receivable, net of allowance for doubtful accounts of $191 at October 30, 2010 and $235 at July 31, 2010	4,471	4,929
Inventories	1,523	1,327
Deferred tax assets	1,992	2,126
Other current assets	3,495	3,178

Total current assets	50,406	51,421

Property and equipment, net	3,984	3,941
Goodwill	16,742	16,674
Purchased intangible assets, net	3,176	3,274
Other assets	5,707	5,820

TOTAL ASSETS	$80,015	$81,130

LIABILITIES AND EQUITY
Current liabilities:
Short-term debt	$3,064	$3,096
Accounts payable	945	895
Income taxes payable	126	90
Accrued compensation	2,497	3,129
Deferred revenue	7,420	7,664
Other current liabilities	4,068	4,359

Total current liabilities	18,120	19,233

Long-term debt	12,214	12,188
Income taxes payable	940	1,353
Deferred revenue	3,316	3,419
Other long-term liabilities	730	652

Total liabilities	35,320	36,845

Commitments and contingencies (Note 11)
Equity:
Cisco shareholders’ equity:
Preferred stock, no par value: 5 shares authorized; none issued and outstanding	—	—
Common stock and additional paid-in capital, $0.001 par value: 20,000 shares authorized; 5,577 and 5,655 shares issued and outstanding at October 30, 2010 and July 31, 2010, respectively	37,691	37,793
Retained earnings	6,034	5,851
Accumulated other comprehensive income	950	623

Total Cisco shareholders’ equity	44,675	44,267

Noncontrolling interests	20	18

Total equity	44,695	44,285

TOTAL LIABILITIES AND EQUITY	$80,015	$81,130

See Notes to Consolidated Financial Statements.

CISCO SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in millions, except per-share amounts)

(Unaudited)

	Three Months Ended
	October 30, 2010	October 24, 2009
NET SALES:
Product	$8,700	$7,200
Service	2,050	1,821

Total net sales	10,750	9,021

COST OF SALES:
Product	3,249	2,486
Service	746	647

Total cost of sales	3,995	3,133

GROSS MARGIN	6,755	5,888

OPERATING EXPENSES:
Research and development	1,431	1,224
Sales and marketing	2,402	2,010
General and administrative	458	425
Amortization of purchased intangible assets	113	105

Total operating expenses	4,404	3,764

OPERATING INCOME	2,351	2,124
Interest income	160	168
Interest expense	(166)	(114)
Other income, net	80	61

Interest and other income, net	74	115

INCOME BEFORE PROVISION FOR INCOME TAXES	2,425	2,239
Provision for income taxes	495	452

NET INCOME	$1,930	$1,787

Net income per share:
Basic	$0.34	$0.31

Diluted	$0.34	$0.30

Shares used in per-share calculation:
Basic	5,595	5,767

Diluted	5,675	5,871

See Notes to Consolidated Financial Statements.

CISCO SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

(Unaudited)

	Three Months Ended
	October 30, 2010	October 24, 2009
Cash flows from operating activities:
Net income	$1,930	$1,787
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and other noncash items	553	429
Share-based compensation expense	407	321
Provision for doubtful accounts	(22)	4
Deferred income taxes	338	93
Excess tax benefits from share-based compensation	(28)	(21)
Net gains on investments	(108)	(47)
Change in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	506	38
Inventories	(193)	(8)
Lease receivables, net	(100)	(100)
Accounts payable	45	52
Income taxes payable	(408)	(291)
Accrued compensation	(678)	(313)
Deferred revenue	(367)	(160)
Other assets	(8)	(186)
Other liabilities	(200)	(110)

Net cash provided by operating activities	1,667	1,488

Cash flows from investing activities:
Purchases of investments	(9,569)	(9,537)
Proceeds from sales of investments	6,232	2,769
Proceeds from maturities of investments	3,574	5,664
Acquisition of property and equipment	(326)	(160)
Acquisition of businesses, net of cash and cash equivalents acquired	(69)	—
Change in investments in privately held companies	(28)	(32)
Other	19	43

Net cash used in investing activities	(167)	(1,253)

Cash flows from financing activities:
Issuance of common stock	374	634
Repurchase of common stock	(2,701)	(1,869)
Short-term borrowings, net	(16)	—
Excess tax benefits from share-based compensation	28	21
Other	30	35

Net cash used in financing activities	(2,285)	(1,179)

Net decrease in cash and cash equivalents	(785)	(944)
Cash and cash equivalents, beginning of period	4,581	5,718

Cash and cash equivalents, end of period	$3,796	$4,774

Cash paid for:
Interest	$270	$269
Income taxes	$565	$649

See Notes to Consolidated Financial Statements.

CISCO SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF EQUITY

(in millions)

(Unaudited)

Three Months Ended October 24, 2009	Shares of Common Stock	Common Stock and Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Cisco Shareholders’ Equity	Noncontrolling Interests	Total Equity
BALANCE AT JULY 25, 2009	5,785	$34,344	$3,868	$435	$38,647	$30	$38,677
Net income	—	—	1,787	—	1,787	—	1,787
Change in:
Unrealized gains and losses on investments	—	—	—	186	186	(6)	180
Derivative instruments	—	—	—	61	61	—	61
Cumulative translation adjustment and other	—	—	—	163	163	—	163

Comprehensive income (loss)					2,197	(6)	2,191

Issuance of common stock	45	634	—	—	634	—	634
Repurchase of common stock	(79)	(516)	(1,301)	—	(1,817)	—	(1,817)
Tax benefits from employee stock incentive plans	—	20	—	—	20	—	20
Share-based compensation expense	—	321	—	—	321	—	321

BALANCE AT OCTOBER 24, 2009	5,751	$34,803	$4,354	$845	$40,002	$24	$40,026

Three Months Ended October 30, 2010	Shares of Common Stock	Common Stock and Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Cisco Shareholders’ Equity	Noncontrolling Interests	Total Equity
BALANCE AT JULY 31, 2010	5,655	$37,793	$5,851	$623	$44,267	$18	$44,285
Net income	—	—	1,930	—	1,930	—	1,930
Change in:
Unrealized gains and losses on investments	—	—	—	40	40	2	42
Derivative instruments	—	—	—	49	49	—	49
Cumulative translation adjustment and other	—	—	—	238	238	—	238

Comprehensive income					2,257	2	2,259

Issuance of common stock	41	374	—	—	374	—	374
Repurchase of common stock	(119)	(880)	(1,747)	—	(2,627)	—	(2,627)
Tax benefits from employee stock incentive plans	—	(9)	—	—	(9)	—	(9)
Purchase acquisitions	—	6	—	—	6	—	6
Share-based compensation expense	—	407	—	—	407	—	407

BALANCE AT OCTOBER 30, 2010	5,577	$37,691	$6,034	$950	$44,675	$20	$44,695

Supplemental Information

In September 2001, the Company’s Board of Directors authorized a stock repurchase program. As of October 30, 2010, the Company’s Board of Directors had authorized an aggregate repurchase of up to $72 billion of common stock under this program with no termination date. In addition, on November 18, 2010, the Company’s Board of Directors authorized the repurchase of up to an additional $10 billion of the Company’s common stock under this program with no termination date. For additional information regarding stock repurchases, see Note 12 to the Consolidated Financial Statements. The stock repurchases since the inception of this program and the related impacts on Cisco shareholders’ equity are summarized in the following table (in millions):

	Shares of Common Stock	Common Stock and Additional Paid-In Capital	Retained Earnings	Total Cisco Shareholders’ Equity
Repurchases of common stock under the repurchase program	3,240	$13,512	$53,970	$67,482

See Notes to Consolidated Financial Statements.

CISCO SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	Basis of Presentation

The fiscal year for Cisco Systems, Inc. (the “Company” or “Cisco”) is the 52 or 53 weeks ending on the last Saturday in July. Fiscal 2011 is a 52-week fiscal year and fiscal 2010 was a 53-week fiscal year with the extra week included in the third quarter of fiscal 2010. The Consolidated Financial Statements include the accounts of Cisco and its subsidiaries. All significant intercompany accounts and transactions have been eliminated. The Company conducts business globally and is primarily managed on a geographic basis. In the first quarter of fiscal 2011, in order to achieve operational efficiencies, the Company combined its Asia Pacific and Japan operations. Following this change, the Company is organized into the following four geographic segments: United States and Canada, European Markets, Emerging Markets, and Asia Pacific Markets. The Company has reclassified the geographic segment data for the prior period to conform to the current period’s presentation. The Emerging Markets segment remains unchanged and includes Eastern Europe, Latin America, the Middle East and Africa, and Russia and the Commonwealth of Independent States.

The accompanying financial data as of October 30, 2010 and for the three months ended October 30, 2010 and October 24, 2009 have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. The July 31, 2010 Consolidated Balance Sheet was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and the notes thereto, included in the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2010.

The Company consolidates its investment in a venture fund managed by SOFTBANK Corp. and its affiliates (“SOFTBANK”) subject to the applicable accounting guidance. The noncontrolling interests attributed to SOFTBANK are presented as a separate component from the Company’s equity in the equity section of the Consolidated Balance Sheets. SOFTBANK’s share of the earnings in the venture fund is not presented separately in the Consolidated Statements of Operations and is included in other income, net, as this amount is not material for any of the fiscal periods presented.

In the opinion of management, all adjustments (which include normal recurring adjustments, except as disclosed herein) necessary to present fairly the statement of financial position as of October 30, 2010, and results of operations, cash flows, and equity for the three months ended October 30, 2010 and October 24, 2009, as applicable, have been made. The results of operations for the three months ended October 30, 2010 are not necessarily indicative of the operating results for the full fiscal year or any future periods.

In addition to the segment reporting change referred to above, the Company has made certain reclassifications to prior period amounts in order to conform to the current period presentation. These items include reclassifications to prior period amounts related to net sales for similar groups of products, gross margin by geographic segment, and the allocation of share-based compensation expense within operating expenses due to the refinement of these respective categories.

The Company has evaluated subsequent events through the date that the financial statements were issued.

2.	Summary of Significant Accounting Policies

(a) New Accounting Standards or Updates Recently Adopted

In June 2009, the FASB issued revised guidance for the consolidation of variable interest entities. In February 2010, the FASB issued amendments to the consolidation requirements, exempting certain investment funds from the June 2009 guidance for the consolidation of variable interest entities. The June 2009 guidance for the consolidation of variable interest entities replaces the quantitative-based risks and rewards approach with a qualitative approach that focuses on identifying which enterprise has the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and has the obligation to absorb losses or the right to receive benefits from the entity that could be potentially significant to the variable interest entity. The accounting guidance also requires an ongoing reassessment of whether an enterprise is the primary beneficiary and requires additional disclosures about an enterprise’s involvement in variable interest entities. This accounting guidance was effective for the Company beginning in the first quarter of fiscal 2011. The application of the revised guidance for the consolidation of variable interest entities did not have a material impact to the Company’s Consolidated Financial Statements. See Note 11.

In June 2009, the FASB issued revised guidance for the accounting of transfers of financial assets. This guidance eliminates the concept of a qualifying special-purpose entity, removes the scope exception for qualifying special-purpose entities when applying the accounting guidance related to the consolidation of variable interest entities, changes the requirements for derecognizing financial assets, and requires enhanced disclosure. This accounting guidance was effective for the Company beginning in the first quarter of fiscal 2011. The application of the revised guidance for the accounting of transfers of financial assets did not have a material impact to the Company’s Consolidated Financial Statements.

(b) Recent Accounting Standards or Updates Not Yet Effective

In July 2010, the FASB issued an accounting standard to provide guidance to enhance disclosures related to the credit quality of a company’s financing receivables portfolio and the associated allowance for credit losses. Pursuant to this accounting update, a company is required to provide a greater level of disaggregated information about its allowance for credit loss with the objective of facilitating users’ evaluation of the nature of credit risk inherent in the company’s portfolio of financing receivables, how that risk is analyzed and assessed in arriving at the allowance for credit losses, and the changes and reasons for those changes in the allowance for credit losses. The revised disclosures related to the period end balances are effective for the Company beginning in the second quarter of fiscal 2011, and the revised disclosures related to activity during the reporting period are effective for the Company beginning in the third quarter of fiscal 2011. The Company is currently evaluating the impact of this accounting update on its financial disclosures.

3.	Business Combinations

The Company completed two business combinations during the three months ended October 30, 2010. A summary of the allocation of the aggregated purchase consideration is presented as follows (in millions):

	Purchase Consideration	Net Tangible Assets Acquired	Purchased Intangible Assets	Goodwill
Total acquisitions	$80	$1	$30	$49

The total purchase consideration related to the Company’s business combinations completed during the three months ended October 30, 2010 consisted of both cash consideration and vested share-based awards assumed. Total cash and cash equivalents acquired from these business combinations were $3 million.

Total transaction costs related to business combination activities for the three months ended October 30, 2010 were $8 million, which were expensed as incurred and recorded as G&A expenses.

The Company continues to evaluate certain assets and liabilities related to business combinations completed during the recent periods. Additional information, which existed as of the acquisition date but was at that time unknown to the Company, may become known to the Company during the remainder of the measurement period, a period not to exceed 12 months from the acquisition date. Changes to amounts recorded as assets or liabilities may result in a corresponding adjustment to goodwill.

The goodwill generated from the Company’s business combinations completed during the three months ended October 30, 2010 is primarily related to expected synergies. The goodwill is not deductible for U.S. federal income tax purposes.

The Consolidated Financial Statements include the operating results of each business from the date of acquisition. Pro forma results of operations for the acquisitions completed during the three months ended October 30, 2010 have not been presented because the effects of the acquisitions, individually and in the aggregate, were not material to the Company’s financial results.

4.	Goodwill and Purchased Intangible Assets

(a) Goodwill

In the first quarter of fiscal 2011, in order to achieve operational efficiencies, the Company combined its Asia Pacific and Japan operations. Following this change, the Company is organized into the following four geographic segments: United States and Canada, European Markets, Emerging Markets, and Asia Pacific Markets. The goodwill of the former Asia Pacific and Japan geographic segments as of July 31, 2010 was allocated to the combined segment Asia Pacific Markets.

The following table presents the goodwill allocated to the Company’s reportable segments as of and during the three months ended October 30, 2010 (in millions):

	Balance at July 31, 2010	Acquisitions	Other	Balance at October 30, 2010
United States and Canada	$11,289	$18	$—	$11,307
European Markets	2,729	17	19	2,765
Emerging Markets	762	—	—	762
Asia Pacific Markets	1,894	14	—	1,908

Total	$16,674	$49	$19	$16,742

In the preceding table, “Other” primarily includes foreign currency translation.

(b) Purchased Intangible Assets

The following table presents details of the Company’s intangible assets acquired through business combinations completed during the three months ended October 30, 2010 (in millions, except years):

	FINITE LIVES						INDEFINITE LIVES
	TECHNOLOGY		CUSTOMER RELATIONSHIPS		OTHER		IPR&D	TOTAL
	Weighted- Average Useful Life (in Years)	Amount	Weighted- Average Useful Life (in Years)	Amount	Weighted- Average Useful Life (in Years)	Amount	Amount	Amount
Total	5.2	$29	—	$—	3.0	$1	$—	$30

The following tables present details of the Company’s purchased intangible assets (in millions):

October 30, 2010	Gross	Accumulated Amortization	Net
Purchased intangible assets with finite lives:
Technology	$2,427	$(735)	$1,692
Customer relationships	2,325	(1,121)	1,204
Other	173	(93)	80

Total purchased intangible assets with finite lives	4,925	(1,949)	2,976
IPR&D, with indefinite lives	200	—	200

Total	$5,125	$(1,949)	$3,176

July 31, 2010	Gross	Accumulated Amortization	Net
Purchased intangible assets with finite lives:
Technology	$2,396	$(686)	$1,710
Customer relationships	2,326	(1,045)	1,281
Other	172	(85)	87

Total purchased intangible assets with finite lives	4,894	(1,816)	3,078
IPR&D, with indefinite lives	196	—	196

Total	$5,090	$(1,816)	$3,274

Purchased intangible assets include intangible assets acquired through business combinations as well as through direct purchases or licenses.

The following table presents the amortization of purchased intangible assets (in millions):

	Three Months Ended
	October 30, 2010	October 24, 2009
Amortization of purchased intangible assets:
Cost of sales	$106	$49
Operating expenses	113	105

Total	$219	$154

The estimated future amortization expense of purchased intangible assets with finite lives as of October 30, 2010 is as follows (in millions):

Fiscal Year	Amount
2011 (remaining nine months)	$639
2012	743
2013	628
2014	443
2015	336
Thereafter	187

Total	$2,976

5.	Balance Sheet Details

The following tables provide details of selected balance sheet items (in millions):

	October 30, 2010	July 31, 2010
Inventories:
Raw materials	$331	$217
Work in process	54	50
Finished goods:
Distributor inventory and deferred cost of sales	586	587
Manufactured finished goods	314	260

Total finished goods	900	847

Service-related spares	174	161
Demonstration systems	64	52

Total	$1,523	$1,327

Property and equipment, net:
Land, buildings, and building & leasehold improvements	$4,519	$4,470
Computer equipment and related software	1,427	1,405
Production, engineering, and other equipment	4,879	4,702
Operating lease assets	263	255
Furniture and fixtures	479	476

	11,567	11,308
Less accumulated depreciation and amortization	(7,583)	(7,367)

Total	$3,984	$3,941

Other assets:
Deferred tax assets	$1,881	$2,079
Investments in privately held companies	779	756
Lease receivables, net (1)	1,265	1,176
Financed service contracts, net (1)	767	763
Loan receivables, net (1)	621	675
Other	394	371

Total	$5,707	$5,820

Deferred revenue:
Service	$7,169	$7,428
Product:
Unrecognized revenue on product shipments and other deferred revenue	2,737	2,788
Cash receipts related to unrecognized revenue from two-tier distributors	830	867

Total product deferred revenue	3,567	3,655

Total	$10,736	$11,083

Reported as:
Current	$7,420	$7,664
Noncurrent	3,316	3,419

Total	$10,736	$11,083

(1)	Amounts represent the noncurrent portions of the respective balances. See Note 6 for the current portions of the respective balances, which are included in other current assets.

6.	Financing Receivables and Guarantees

(a) Financing Receivables

Financing receivables primarily consist of lease receivables, financed service contracts and loan receivables. Lease receivables represent sales-type and direct-financing leases resulting from the sale of the Company’s and complementary third-party products. These lease arrangements have terms of on average three years and are generally collateralized by a security interest in the underlying assets. The revenue related to financed service contracts, which is primarily associated with technical support services, is deferred and included in deferred service revenue. The revenue is recognized ratably over the period during which the related services are to be performed, which is typically from one to three years.

A summary of the Company’s financing receivables is presented as follows (in millions):

October 30, 2010	Lease Receivables	Financed Service Contracts	Loan Receivables	Financing Receivables
Gross	$2,582	$1,758	$1,262	$5,602
Unearned income	(222)	—	—	(222)
Allowances	(232)	(23)	(80)	(335)

Total, net	$2,128	$1,735	$1,182	$5,045

Reported as:
Current	$863	$968	$561	$2,392
Noncurrent	1,265	767	621	2,653

Total, net	$2,128	$1,735	$1,182	$5,045

July 31, 2010	Lease Receivables	Financed Service Contracts	Loan Receivables	Financing Receivables
Gross	$2,411	$1,773	$1,249	$5,433
Unearned income	(215)	—	—	(215)
Allowances	(207)	(21)	(73)	(301)

Total, net	$1,989	$1,752	$1,176	$4,917

Reported as:
Current	$813	$989	$501	$2,303
Noncurrent	1,176	763	675	2,614

Total, net	$1,989	$1,752	$1,176	$4,917

Contractual maturities of the gross lease receivables at October 30, 2010 are summarized as follows (in millions):

Fiscal Year	Amount
2011 (remaining nine months)	$822
2012	818
2013	550
2014	287
Thereafter	105

Total	$2,582

Actual cash collections may differ from the contractual maturities due to early customer buyouts, refinancings, or defaults.

(b) Financing Guarantees

In the ordinary course of business, the Company provides financing guarantees that are generally for various third-party financing arrangements extended to channel partners and end-user customers.

Channel Partner Financing Guarantees

The Company facilitates arrangements for third-party financing extended to channel partners, consisting of revolving short-term financing, generally with payment terms ranging from 60 to 90 days. These financing arrangements facilitate the working capital requirements of the channel partners and, in some cases, the Company guarantees a portion of these arrangements. The volume of channel partner financing was $4.5 billion and $3.7 billion for the three months ended October 30, 2010 and October 24, 2009, respectively. The balance of the channel partner financing subject to guarantees was $1.4 billion as of each of October 30, 2010 and July 31, 2010. For the periods presented, payments under these guarantee arrangements were not material.

End-User Financing Guarantees

The Company also provides financing guarantees for third-party financing arrangements extended to end-user customers related to leases and loans that typically have terms of up to three years. The volume of financing provided by third parties for leases and loans on which the Company has provided guarantees was $283 million and $255 million for the three months ended October 30, 2010 and October 24, 2009, respectively.

Financing Guarantee Summary

The aggregate amount of financing guarantees outstanding at October 30, 2010 and July 31, 2010, representing the total maximum potential future payments under financing arrangements with third parties, and the related deferred revenue are summarized in the following table (in millions):

	October 30, 2010	July 31, 2010
Maximum potential future payments relating to financing guarantees:
Channel partner	$412	$448
End user	294	304

Total	$706	$752

Deferred revenue associated with financing guarantees:
Channel partner	$280	$277
End user	265	272

Total	$545	$549

7.	Investments

(a) Summary of Available-for-Sale Investments

The following tables summarize the Company’s available-for-sale investments (in millions):

October 30, 2010	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Fixed income securities:
U.S. government securities	$16,387	$32	$(1)	$16,418
U.S. government agency securities (1)	12,710	51	—	12,761
Non-U.S. government and agency securities (2)	1,502	16	—	1,518
Corporate debt securities	2,897	71	(17)	2,951
Asset-backed securities	138	9	(5)	142

Total fixed income securities	33,634	179	(23)	33,790
Publicly traded equity securities	901	452	(14)	1,339

Total	$34,535	$631	$(37)	$35,129

July 31, 2010	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Fixed income securities:
U.S. government securities	$16,570	$42	$—	$16,612
U.S. government agency securities (1)	13,511	68	—	13,579
Non-U.S. government and agency securities (2)	1,452	15	—	1,467
Corporate debt securities	2,179	64	(21)	2,222
Asset-backed securities	145	9	(5)	149

Total fixed income securities	33,857	198	(26)	34,029
Publicly traded equity securities	889	411	(49)	1,251

Total	$34,746	$609	$(75)	$35,280

(1)	Includes corporate debt securities that are guaranteed by the Federal Deposit Insurance Corporation (FDIC).
(2)	Includes corporate debt securities that are guaranteed by non-U.S. governments.

(b) Gains and Losses on Available-for-Sale Investments

The following table presents the net realized gains and losses related to the Company’s available-for-sale investments (in millions):

Three Months Ended	October 30, 2010	October 24, 2009
Net gains on investments in publicly traded equity securities	$19	$11
Net gains on investments in fixed income securities	71	6

Total	$90	$17

There were no impairment charges on available-for-sale investments for the three months ended October 30, 2010 and October 24, 2009.

The following table summarizes the activity related to credit losses for fixed income securities (in millions):

Three Months Ended	October 30, 2010	October 24, 2009
Balance at beginning of period	$(95)	$(153)
Sales of other-than-temporarily impaired fixed income securities	27	19

Balance at end of period	$(68)	$(134)

The following tables present the breakdown of the available-for-sale investments with gross unrealized losses and the duration that those losses had been unrealized at October 30, 2010 and July 31, 2010 (in millions):

	UNREALIZED LOSSES LESS THAN 12 MONTHS		UNREALIZED LOSSES 12 MONTHS OR GREATER		TOTAL
October 30, 2010	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Fixed income securities:
U.S. government securities	$2,299	$(1)	$—	$—	$2,299	$(1)
Corporate debt securities	476	(1)	250	(16)	726	(17)
Asset-backed securities	2	—	111	(5)	113	(5)

Total fixed income securities	2,777	(2)	361	(21)	3,138	(23)
Publicly traded equity securities	69	(6)	422	(8)	491	(14)

Total	$2,846	$(8)	$783	$(29)	$3,629	$(37)

	UNREALIZED LOSSES LESS THAN 12 MONTHS		UNREALIZED LOSSES 12 MONTHS OR GREATER		TOTAL
July 31, 2010	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Fixed income securities:
Corporate debt securities	$140	$(1)	$304	$(20)	$444	$(21)
Asset-backed securities	2	—	115	(5)	117	(5)

Total fixed income securities	142	(1)	419	(25)	561	(26)
Publicly traded equity securities	168	(12)	393	(37)	561	(49)

Total	$310	$(13)	$812	$(62)	$1,122	$(75)

For fixed income securities that have unrealized losses as of October 30, 2010, the Company has determined that (i) it does not have the intent to sell any of these investments and (ii) it is not more likely than not that it will be required to sell any of these investments before recovery of the entire amortized cost basis. In addition, as of October 30, 2010, the Company anticipates that it will recover the entire amortized cost basis of such fixed income securities and has determined that no other-than-temporary impairments associated with credit losses were required to be recognized during the three months ended October 30, 2010.

The Company has evaluated its publicly traded equity securities as of October 30, 2010 and has determined that there was no indication of other-than-temporary impairments in the respective categories of unrealized losses. This determination was based on several factors, which include the length of time and extent to which fair value has been less than the cost basis, the financial condition and near-term prospects of the issuer, and the Company’s intent and ability to hold the publicly traded equity securities for a period of time sufficient to allow for any anticipated recovery in market value.

(c) Maturities of Fixed Income Securities

The following table summarizes the maturities of the Company’s fixed income securities at October 30, 2010 (in millions):

	Amortized Cost	Fair Value
Less than 1 year	$20,554	$20,587
Due in 1 to 2 years	8,230	8,289
Due in 2 to 5 years	4,521	4,581
Due after 5 years	329	333

Total	$33,634	$33,790

Actual maturities may differ from the contractual maturities because borrowers may have the right to call or prepay certain obligations.

(d) Securities Lending

The Company periodically engages in securities lending activities with certain of its available-for-sale investments. These transactions, with a daily balance averaging less than 25% of the Company’s total available-for-sale investments portfolio, are accounted for as a secured lending of the securities, and the securities are typically loaned only on an overnight basis. The Company requires collateral equal to at least 102% of the fair market value of the loaned security in the form of cash or liquid, high-quality assets. The Company engages in these secured lending transactions only with highly creditworthy counterparties, and the associated portfolio custodian has agreed to indemnify the Company against any collateral losses. As of October 30, 2010 and July 31 2010, the Company had no outstanding securities lending transactions. The Company did not experience any losses in connection with the secured lending of securities during the periods presented.

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

(b) Assets and Liabilities Measured at Fair Value on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis as of October 30, 2010 and July 31, 2010 were as follows (in millions):

	OCTOBER 30, 2010				JULY 31, 2010
	FAIR VALUE MEASUREMENTS				FAIR VALUE MEASUREMENTS
	Level 1	Level 2	Level 3	Total Balance	Level 1	Level 2	Level 3	Total Balance
Assets
Cash equivalents:
Money market funds	$2,240	$—	$—	$2,240	$2,521	$—	$—	$2,521
U.S. government securities	—	70	—	70	—	235	—	235
U.S. government agency securities (1)	—	50	—	50	—	40	—	40
Corporate debt securities	—	—	—	—	—	1	—	1
Available-for-sale investments:
U.S. government securities	—	16,418	—	16,418	—	16,612	—	16,612
U.S. government agency securities (1)	—	12,761	—	12,761	—	13,579	—	13,579
Non-U.S. government and agency securities (2)	—	1,518	—	1,518	—	1,467	—	1,467
Corporate debt securities	—	2,951	—	2,951	—	2,222	—	2,222
Asset-backed securities	—	—	142	142	—	—	149	149
Publicly traded equity securities	1,339	—	—	1,339	1,251	—	—	1,251
Derivative assets	—	242	2	244	—	160	3	163

Total	$3,579	$34,010	$144	$37,733	$3,772	$34,316	$152	$38,240

Liabilities:
Derivative liabilities	$—	$17	$—	$17	$—	$19	$—	$19

Total	$—	$17	$—	$17	$—	$19	$—	$19

(1)	Includes corporate debt securities that are guaranteed by the FDIC.
(2)	Includes corporate debt securities that are guaranteed by non-U.S. governments.

Level 2 fixed income securities are priced using quoted market prices for similar instruments; nonbinding market prices that are corroborated by observable market data; or in limited circumstances, discounted cash flow techniques. The Company uses inputs such as actual trade data, benchmark yields, broker/dealer quotes, and other similar data, which are obtained from quoted market prices, independent pricing vendors or other sources, to determine the ultimate fair value of these assets and liabilities. The Company uses such pricing data as the primary input to make its assessments and determinations as to the ultimate valuation of its investment portfolio and has not made, during the periods presented, any material adjustments to such inputs. The Company is ultimately responsible for the financial statements and underlying estimates. The Company’s derivative instruments are primarily classified as Level 2, as they are not actively traded and are valued using pricing models that use observable market inputs. The Company did not have any transfers between Level 1 and Level 2 fair value measurements during the three months ended October 30, 2010.

Level 3 assets include asset-backed securities and certain derivative instruments, the values of which are determined based on discounted cash flow models using inputs that the Company could not corroborate with market data.

The following tables present a reconciliation for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended October 30, 2010 and October 24, 2009 (in millions):

	Asset-Backed Securities	Derivative Assets	Total
Balance at July 31, 2010	$149	$3	$152

Total gains and losses (realized and unrealized):
Included in operating expenses	—	(1)	(1)
Included in other comprehensive income	(1)	—	(1)
Purchases, sales and maturities	(6)	—	(6)

Balance at October 30, 2010	$142	$2	$144

Losses attributable to assets still held as of October 30, 2010	$—	$(1)	$(1)

	Asset-Backed Securities	Derivative Assets	Total
Balance at July 25, 2009	$223	$4	$227

Total gains and losses (realized and unrealized):
Included in other income, net	(6)	—	(6)
Included in operating expenses	—	(2)	(2)
Included in other comprehensive income	23	—	23
Purchases, sales and maturities	(63)	—	(63)

Balance at October 24, 2009	$177	$2	$179

(c) Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

The following tables present the Company’s financial instruments and nonfinancial assets that were measured at fair value on a nonrecurring basis during the indicated periods and the related recognized gains and losses for the periods (in millions):

	FAIR VALUE MEASUREMENTS USING
Three Months Ended October 30, 2010	Net Carrying Value as of October 30, 2010	Level 1	Level 2	Level 3	Total Losses for the Three Months Ended October 30, 2010
Investments in privately held companies	$9	$—	$—	$9	$(3)

	FAIR VALUE MEASUREMENTS USING
Three Months Ended October 24, 2009	Net Carrying Value as of October 24, 2009	Level 1	Level 2	Level 3	Total Losses for the Three Months Ended October 24, 2009
Investments in privately held companies	$23	$—	$—	$23	$(10)
Property held for sale	$4	$—	$—	$4	$(2)

The assets in the preceding tables were classified as Level 3 assets because the Company used unobservable inputs to value them, reflecting the Company’s assessment of the assumptions market participants would use in pricing these assets due to the absence of quoted market prices and inherent lack of liquidity. These assets were measured at fair value due to events or circumstances the Company identified that significantly impacted the fair value of these investments during the three months ended October 30, 2010 and October 24, 2009.

The fair value for investments in privately held companies was measured using financial metrics, comparison to other private and public companies, and analysis of the financial condition and near-term prospects of the issuers, including recent financing activities and their capital structure as well as other economic variables. The losses for the investments in privately held companies were recorded to other income, net.

The fair values for property held for sale were measured using discounted cash flow techniques. The net losses for property held for sale were included in general and administrative (“G&A”) expenses.

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

9.	Borrowings

(a) Debt

The following table summarizes the Company’s debt (in millions, except percentages):

	October 30, 2010		July 31, 2010
	Amount	Effective Rate	Amount	Effective Rate
Senior notes:
5.25% fixed-rate notes, due 2011 (“2011 Notes”)	$3,000	3.12%	$3,000	3.12%
2.90% fixed-rate notes, due 2014 (“2014 Notes”)	500	3.11%	500	3.11%
5.50% fixed-rate notes, due 2016 (“2016 Notes”)	3,000	3.09%	3,000	3.18%
4.95% fixed-rate notes, due 2019 (“2019 Notes”)	2,000	5.08%	2,000	5.08%
4.45% fixed-rate notes, due 2020 (“2020 Notes”)	2,500	4.50%	2,500	4.50%
5.90% fixed-rate notes, due 2039 (“2039 Notes”)	2,000	6.11%	2,000	6.11%
5.50% fixed-rate notes, due 2040 (“2040 Notes”)	2,000	5.67%	2,000	5.67%

Total senior notes	15,000		15,000
Other notes and borrowings	43		59
Unaccreted discount	(72)		(73)
Hedge accounting adjustment	307		298

Total	$15,278		$15,284

Reported as:
Short-term debt	$3,064		$3,096
Long-term debt	12,214		12,188

Total	$15,278		$15,284

The effective rates for the fixed-rate debt include the interest on the notes; the accretion of the discount; and, if applicable, adjustments related to hedging. Based on market prices, the fair value of the Company’s senior notes was $16.6 billion and $16.3 billion as of October 30, 2010 and July 31, 2010, respectively. Interest is payable semiannually on each class of the senior fixed-rate notes. The notes are redeemable by the Company at any time, subject to a make-whole premium. The Company was in compliance with all covenants on the senior notes and other notes and borrowings as of October 30, 2010.

Other notes and borrowings include notes and credit facilities with a number of financial institutions that are available to certain foreign subsidiaries of the Company. The amount of borrowings outstanding under these arrangements was $43 million and $59 million at October 30, 2010 and July 31, 2010, respectively.

(b) Credit Facility

The Company has a credit agreement with certain institutional lenders providing for a $3.0 billion unsecured revolving credit facility that is scheduled to expire on August 17, 2012. Any advances under the credit agreement will accrue interest at rates that are equal to, based on certain conditions, either (i) the higher of the Federal Funds rate plus 0.50% or Bank of America’s “prime rate” as announced from time to time or (ii) the London Interbank Offered Rate (“LIBOR”) plus a margin that is based on the Company’s senior debt credit ratings as published by Standard & Poor’s Ratings Services and Moody’s Investors Service, Inc. The credit agreement requires the Company to comply with certain covenants, including that it maintain an interest coverage ratio as defined in the agreement. The Company was in compliance with the required interest coverage ratio and the other covenants as of October 30, 2010.

The Company may also, upon the agreement of either the then-existing lenders or additional lenders not currently parties to the agreement, increase the commitments under the credit facility by up to an additional $1.9 billion and/or extend the expiration date of the credit facility up to August 15, 2014. As of October 30, 2010, the Company had not borrowed any funds under the credit facility.

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

The fair values of the Company’s derivative instruments and the line items on the Consolidated Balance Sheets to which they were recorded are summarized as follows (in millions):

	DERIVATIVE ASSETS			DERIVATIVE LIABILITIES
	Balance Sheet Line Item	October 30, 2010	July 31, 2010	Balance Sheet Line Item	October 30, 2010	July 31, 2010
Derivatives designated as hedging instruments:
Foreign currency derivatives	Other current assets	$125	$82	Other current liabilities	$10	$7
Interest rate derivatives	Other assets	101	72	Other long-term liabilities	—	—

Total		226	154		10	7

Derivatives not designated as hedging instruments:
Foreign currency derivatives	Other current assets	16	6	Other current liabilities	7	12
Equity derivatives	Other current assets	1	1	Other current liabilities	—	—
Equity derivatives	Other assets	1	2	Other long-term liabilities	—	—

Total		18	9		7	12

Total		$244	$163		$17	$19

The effects of the Company’s cash flow hedging instruments on other comprehensive income (OCI) and the Consolidated Statements of Operations for the three months ended October 30, 2010 and October 24, 2009 are summarized as follows (in millions):

	GAINS (LOSSES) RECOGNIZED IN OCI ON DERIVATIVES (EFFECTIVE PORTION) FOR THE THREE MONTHS ENDED		GAINS (LOSSES) RECLASSIFIED FROM AOCI INTO INCOME (EFFECTIVE PORTION) FOR THE THREE MONTHS ENDED
Derivatives Designated as Cash Flow Hedging Instruments	October 30, 2010	October 24, 2009	Line Item in Statements of Operations	October 30, 2010	October 24, 2009
Foreign currency derivatives	$55	$44	Operating expenses	$6	$(7)
			Cost of sales-service	1	(1)
Interest rate derivatives	—	15	Interest expense	—	—

Total	$55	$59		$7	$(8)

During the three months ended October 30, 2010 and October 24, 2009, the amounts recognized in earnings on derivative instruments designated as cash flow hedges related to the ineffective portion were not material, and the Company did not exclude any component of the changes in fair value of the derivative instruments from the assessment of hedge effectiveness.

As of October 30, 2010, the Company estimates that approximately $88 million of net derivative gains related to its cash flow hedges included in accumulated other comprehensive income (AOCI) will be reclassified into earnings within the next 12 months.

The effect on the Consolidated Statements of Operations of derivative instruments designated as fair value hedges and the underlying hedged items is summarized as follows (in millions):

		GAINS (LOSSES) ON DERIVATIVE INSTRUMENTS FOR THE THREE MONTHS ENDED		GAINS (LOSSES) RELATED TO HEDGED ITEMS FOR THE THREE MONTHS ENDED
Derivatives Designated as Fair Value Hedging Instruments	Line Item in Statements of Operations	October 30, 2010	October 24, 2009	October 30, 2010	October 24, 2009
Equity derivatives	Other income, net	$—	$—	$—	$—
Interest rate derivatives	Interest expense	30	—	(32)	—

Total		$30	$—	$(32)	$—

The effect on the Consolidated Statements of Operations of derivative instruments not designated as hedges is summarized as follows (in millions):

		GAINS (LOSSES) FOR THE THREE MONTHS ENDED
Derivatives not Designated as Hedging Instruments	Line Item in Statements of Operations	October 30, 2010	October 24, 2009
Foreign currency derivatives	Other income, net	$114	$126
Equity derivatives	Operating expenses	11	13
Equity derivatives	Other income, net	5	4

Total		$130	$143

(b) Foreign Currency Exchange Risk

The Company conducts business globally in numerous currencies. Therefore, it is exposed to adverse movements in foreign currency exchange rates. To limit the exposure related to foreign currency changes, the Company enters into foreign currency contracts. The Company does not enter into such contracts for trading purposes.

The Company hedges foreign currency forecasted transactions related to certain operating expenses and service cost of sales with currency option and forward contracts. These currency option and forward contracts, designated as cash flow hedges, generally have maturities of less than 18 months. The Company assesses effectiveness based on changes in total fair value of the derivatives. The effective portion of the derivative instrument’s gain or loss is initially reported as a component of AOCI and subsequently reclassified into earnings when the hedged exposure affects earnings. The ineffective portion, if any, of the gain or loss is reported in earnings immediately. The Company did not discontinue any hedges during any of the periods presented because it was probable that the original forecasted transaction would not occur.

The Company enters into foreign exchange forward and option contracts to reduce the short-term effects of foreign currency fluctuations on assets and liabilities such as foreign currency receivables, including long-term customer financings, investments, and payables. These derivatives are not designated as hedging instruments. Gains and losses on the contracts are included in other income, net, and substantially offset foreign exchange gains and losses from the remeasurement of intercompany balances or other current assets, investments, or liabilities denominated in currencies other than the functional currency of the reporting entity.

During the three months ended October 24, 2009, the Company entered into foreign exchange forward and options contracts denominated in Norwegian kroner to hedge against a portion of the foreign currency exchange risk associated with the purchase consideration for Tandberg ASA (“Tandberg”). These contracts were not designated as hedging instruments and were substantially settled in the third quarter of fiscal 2010 in connection with the close of the acquisition.

The Company hedges certain net investments in its foreign subsidiaries with forward contracts which generally have maturities of up to six months. The Company recognized a loss of $5 million in OCI for the effective portion of its net investment hedges for the three months ended October 30, 2010. The Company’s net investment hedges are not included in the preceding tables.

The notional amounts of the Company’s foreign currency derivatives are summarized as follows (in millions):

	October 30, 2010	July 31, 2010
Cash flow hedging instruments	$2,257	$2,611
No hedge designation	4,463	4,619
Net investment hedging instruments	110	105

Total	$6,830	$7,335

(c) Interest Rate Risk

Interest Rate Derivatives, Investments

The Company’s primary objective for holding fixed income securities is to achieve an appropriate investment return consistent with preserving principal and managing risk. To realize these objectives, the Company may utilize interest rate swaps or other derivatives designated as fair value or cash flow hedges. As of October 30, 2010 and July 31, 2010, the Company did not have any outstanding interest rate derivatives related to its fixed income securities.

Interest Rate Derivatives Designated as Cash Flow Hedge, Long-Term Debt

During the three months ended October 24, 2009, the Company entered into $2.5 billion of interest rate derivatives designated as cash flow hedges to hedge against interest rate movements in connection with the anticipated issuance of senior notes in November 2009. The effective portion of these hedges was recorded to AOCI, net of tax, and is amortized to interest expense over the respective lives of the notes. These derivative instruments were settled in connection with the actual issuance of the senior notes in November 2009.

Interest Rate Derivatives Designated as Fair Value Hedge, Long-Term Debt

The Company has entered into interest rate swaps with a $1.5 billion notional amount that are designated as fair value hedges for a portion of the 2016 Notes. Under these interest rate swaps, the Company receives fixed-rate interest payments and makes interest payments based on LIBOR plus a fixed number of basis points. The effect of these swaps is to convert fixed-rate interest expense on a portion of the 2016 Notes to a floating rate interest expense. The gains and losses related to changes in the fair value of the interest rate swaps are included in interest expense and substantially offset changes in the fair value of the hedged portion of the underlying hedged debt. The fair value of the interest rate swaps was $101 million and $72 million as of October 30, 2010 and July 31, 2010, respectively, and was reflected in other assets.

(d) Equity Price Risk

The Company may hold equity securities for strategic purposes or to diversify its overall investment portfolio. The publicly traded equity securities in the Company’s portfolio are subject to price risk. To manage its exposure to changes in the fair value of certain equity securities, the Company may enter into equity derivatives that are designated as fair value hedges. The changes in the value of the hedging instruments are included in other income, net, and offset the change in the fair value of the underlying hedged investment. In addition, the Company periodically manages the risk of its investment portfolio by entering into equity derivatives that are not designated as accounting hedges. The changes in the fair value of these derivatives were also included in other income, net. As of October 30, 2010 and July 31, 2010, the Company did not have any equity derivatives outstanding related to its investment portfolio.

The Company is also exposed to variability in compensation charges related to certain deferred compensation obligations to employees. Although not designated as accounting hedges, the Company utilizes equity derivatives to economically hedge this exposure. As of October 30, 2010 and July 31, 2010, the notional amount of the derivative instruments used to hedge such liabilities was $216 million and $169 million, respectively.

(e) Credit-Risk-Related Contingent Features

Certain derivative instruments are executed under agreements that have provisions requiring the Company and counterparty to maintain a specified credit rating from certain credit rating agencies. If the Company’s or counterparty’s credit rating falls below a specified credit rating, either party has the right to request collateral on the derivatives’ net liability position. Such provisions did not affect the Company’s financial position as of October 30, 2010 and July 31, 2010.

11.	Commitments and Contingencies

(a) Operating Leases

The Company leases office space in several U.S. locations. Outside the United States, larger leased sites include sites in Australia, Belgium, China, Germany, India, Israel, Italy, Japan, Norway, and the United Kingdom. The Company also leases equipment and vehicles. Future minimum lease payments under all noncancelable operating leases with an initial term in excess of one year as of October 30, 2010 are as follows (in millions):

Fiscal Year	Amount
2011 (remaining nine months)	$283
2012	262
2013	184
2014	129
Thereafter	444

Total	$1,302

(b) Purchase Commitments with Contract Manufacturers and Suppliers

The Company purchases components from a variety of suppliers and uses several contract manufacturers to provide manufacturing services for its products. During the normal course of business, in order to manage manufacturing lead times and help ensure adequate component supply, the Company enters into agreements with contract manufacturers and suppliers that either allow them to procure inventory based upon criteria as defined by the Company or that establish the parameters defining the Company’s requirements. A significant portion of the Company’s reported purchase commitments arising from these agreements consists of firm, noncancelable, and unconditional commitments. In certain instances, these agreements allow the Company the option to cancel, reschedule, and adjust the Company’s requirements based on its business needs prior to firm orders being placed. As of October 30, 2010 and July 31, 2010, the Company had total purchase commitments for inventory of $4,048 million and $4,319 million, respectively.

The Company records a liability for firm, noncancelable, and unconditional purchase commitments for quantities in excess of its future demand forecasts consistent with the valuation of the Company’s excess and obsolete inventory. As of October 30, 2010 and July 31, 2010, the liability for these purchase commitments was $136 million and $135 million, respectively, and was included in other current liabilities.

(c) Other Commitments

In connection with the Company’s business combinations and asset purchases, the Company has agreed to pay certain additional amounts contingent upon the achievement of certain agreed upon technology, development, product, or other milestones or upon the continued employment with the Company of certain employees of the acquired entities. The Company recognized such compensation expense of $37 million and $34 million during the three months ended October 30, 2010 and October 24, 2009, respectively. The largest component of such compensation expense during these periods was related to milestone achievements by former noncontrolling interest holders of Nuova Systems, Inc. (“Nuova Systems”), the remaining interest of which the Company purchased in fiscal 2008. As of October 30, 2010, the Company estimated that future compensation expense and contingent consideration of up to $175 million may be recognized pursuant to these business combination and asset purchase agreements.

The Company also has certain funding commitments, primarily related to its investments in privately held companies and venture funds, some of which are based on the achievement of certain agreed-upon milestones, and some of which are required to be funded on demand. The funding commitments were $257 million and $279 million as of October 30, 2010 and July 31, 2010, respectively.

(d) Variable Interest Entities

In the ordinary course of business, the Company makes investments in privately held companies and provides financing to certain customers. These privately held companies and customers may be considered to be variable interest entities. The Company evaluates on an ongoing basis its investments in these privately held companies and its customer financings and has determined that as of October 30, 2010 there were no material unconsolidated variable interest entities. Additionally, the Company’s potential maximum exposure to loss with these investments was not material.

(e) Product Warranties and Guarantees

The following table summarizes the activity related to the product warranty liability during the three months ended October 30, 2010 and October 24, 2009 (in millions):

	Three Months Ended
	October 30, 2010	October 24, 2009
Balance at beginning of period	$360	$321
Provision for warranties issued	110	108
Payments	(120)	(104)

Balance at end of period	$350	$325

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

The Company also provides financing guarantees, which are generally for various third-party financing arrangements to channel partners and other end-user customers. See Note 6. The Company’s other guarantee arrangements as of October 30, 2010 and July 31, 2010 that are subject to recognition and disclosure requirements were not material.

(f) Legal Proceedings

Brazilian authorities have investigated the Company’s Brazilian subsidiary and certain of its current and former employees, as well as a Brazilian importer of the Company’s products, and its affiliates and employees, relating to alleged evasion of import taxes and alleged improper transactions involving the subsidiary and the importer. Brazilian authorities have assessed claims against the Company’s Brazilian subsidiary based on a theory of joint liability with the Brazilian importer for import taxes and related penalties. The claims are for calendar years 2003 through 2007 and aggregate to approximately $200 million for the alleged evasion of import taxes, $250 million for interest, and approximately $1.7 billion for various penalties, all determined using an exchange rate as of October 30, 2010. The Company has completed a thorough review of the matter and believes the asserted tax claims against it are without merit, and the Company intends to defend the claims vigorously. While the Company believes there is no legal basis for its alleged liability, due to the complexities and uncertainty surrounding the judicial process in Brazil and the nature of the claims asserting joint liability with the importer, the Company is unable to determine the likelihood of an unfavorable outcome against it and is unable to reasonably estimate a range of loss, if any. The Company does not expect a final judicial determination for several years.

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

(a) Stock Repurchase Program

In September 2001, the Company’s Board of Directors authorized a stock repurchase program. As of October 30, 2010, the Company’s Board of Directors had authorized an aggregate repurchase of up to $72 billion of common stock under this program and the remaining authorized repurchase amount was $4.5 billion with no termination date. In addition, on November 18, 2010, the Company’s Board of Directors authorized the repurchase of up to an additional $10 billion of the Company’s common stock under this program with no termination date. A summary of the stock repurchase activity under the stock repurchase program, reported based on the trade date, is summarized as follows (in millions, except per-share amounts):

Three Months Ended October 30, 2010	Shares Repurchased	Weighted- Average Price per Share	Amount Repurchased
Cumulative balance at July 31, 2010	3,127	$20.78	$64,982
Repurchase of common stock under the stock repurchase program	113	22.14	2,500

Cumulative balance at October 30, 2010	3,240	$20.83	$67,482

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

(b) Other Repurchases of Common Stock

For the three months ended October 30, 2010 and October 24, 2009, the Company repurchased approximately 6.3 million and 2.8 million shares, or $127 million and $65 million of common stock, respectively, in settlement of employee tax withholding obligations due upon the vesting of restricted stock or stock units.

(c) Comprehensive Income

The components of comprehensive income for the three months ended October 30, 2010 and October 24, 2009 are as follows (in millions):

	Three Months Ended
	October 30, 2010	October 24, 2009
Net income	$1,930	$1,787
Other comprehensive income:
Change in unrealized gains and losses on investments, net of tax expense of $17 and $30 for the first quarters of fiscal 2011 and 2010, respectively	42	180
Change in derivative instruments, net of tax expense of $6 for the first quarter of fiscal 2010	49	61
Change in cumulative translation adjustment and other, net of tax expense of $10 and $21 for the first quarters of fiscal 2011 and 2010, respectively	238	163

Comprehensive income	2,259	2,191
Comprehensive (income) loss attributable to noncontrolling interests	(2)	6

Comprehensive income attributable to Cisco	$2,257	$2,197

The components of AOCI, net of tax, are summarized as follows (in millions):

	October 30, 2010	July 31, 2010
Net unrealized gains on investments	$373	$333
Net unrealized gains on derivative instruments	76	27
Cumulative translation adjustment and other	501	263

Total	$950	$623

13.	Employee Benefit Plans

(a) Employee Stock Purchase Plan

The Company has an Employee Stock Purchase Plan, which includes its subplan, the International Employee Stock Purchase Plan (together, the “Purchase Plan”), under which 471.4 million shares of the Company’s common stock have been reserved for issuance as of October 30, 2010. Effective July 1, 2009, eligible employees are offered shares through a 24-month offering period, which consists of four consecutive 6-month purchase periods. Employees may purchase a limited number of shares of the Company’s stock at a discount of up to 15% of the lesser of the market value at the beginning of the offering period or the end of each 6-month purchase period. Prior to July 1, 2009 the offering period was six months. The Purchase Plan is scheduled to terminate on January 3, 2020. The Company did not issue any shares under the Purchase Plan during the periods presented. As of October 30, 2010, 156 million shares were available for issuance under the Purchase Plan.

(b) Employee Stock Incentive Plans

Stock Incentive Plan Program Description As of October 30, 2010, the Company had five stock incentive plans: the 2005 Stock Incentive Plan (the “2005 Plan”); the 1996 Stock Incentive Plan (the “1996 Plan”); the 1997 Supplemental Stock Incentive Plan (the “Supplemental Plan”); the Cisco Systems, Inc. SA Acquisition Long-Term Incentive Plan (the “SA Acquisition Plan”); and the Cisco Systems, Inc. WebEx Acquisition Long-Term Incentive Plan (the “WebEx Acquisition Plan”). In addition, the Company has, in connection with the acquisitions of various companies, assumed the share-based awards granted under stock incentive plans of the acquired companies or issued share-based awards in replacement thereof. Share-based awards are designed to reward employees for their long-term contributions to the Company and provide incentives for them to remain with the Company. The number and frequency of share-based awards are based on competitive practices, operating results of the Company, government regulations, and other factors. Since the inception of the stock incentive plans, the Company has granted share-based awards to a significant percentage of its employees, and the majority has been granted to employees below the vice president level. The Company’s primary stock incentive plans are summarized as follows:

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

1996 Plan The 1996 Plan expired on December 31, 2006, and the Company can no longer make equity awards under the 1996 Plan. The maximum number of shares issuable over the term of the 1996 Plan was 2.5 billion shares. Stock options granted under the 1996 Plan have an exercise price of at least 100% of the fair market value of the underlying stock on the grant date and expire no later than nine years from the grant date. The stock options generally become exercisable for 20% or 25% of the option shares one year from the date of grant and then ratably over the following 48 or 36 months, respectively. Certain other grants have utilized a 60-month ratable vesting schedule. In addition, the Board of Directors, or other committees administering the plan, has the discretion to use a different vesting schedule and have done so from time to time.

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

General Share-Based Award Information

Stock Option Awards

A summary of the stock option activity is as follows (in millions, except per-share amounts):

	STOCK OPTIONS OUTSTANDING
	Number Outstanding	Weighted- Average Exercise Price per Share
BALANCE AT JULY 25, 2009	1,004	$24.29
Granted and assumed	15	13.23
Exercised	(158)	17.88
Canceled/forfeited/expired	(129)	47.31

BALANCE AT JULY 31, 2010	732	21.39
Exercised	(23)	16.63
Canceled/forfeited/expired	(5)	29.32

BALANCE AT OCTOBER 30, 2010	704	$21.49

The following table summarizes significant ranges of outstanding and exercisable stock options as of October 30, 2010 (in millions, except years and share prices):

	STOCK OPTIONS OUTSTANDING				STOCK OPTIONS EXERCISABLE
Range of Exercise Prices	Number Outstanding	Weighted- Average Remaining Contractual Life (in Years)	Weighted- Average Exercise Price per Share	Aggregate Intrinsic Value	Number Exercisable	Weighted- Average Exercise Price per Share	Aggregate Intrinsic Value
$ 0.01 – 15.00	68	2.30	$10.56	$839	63	$10.78	$758
15.01 – 18.00	123	3.20	17.46	664	121	17.46	653
18.01 – 20.00	173	2.66	19.29	618	170	19.29	601
20.01 – 25.00	184	4.04	22.49	109	152	22.44	98
25.01 – 35.00	155	5.81	30.63	—	98	30.57	—
35.01 – 70.00	1	0.43	54.74	—	1	54.74	—

Total	704	3.77	$21.49	$2,230	605	$20.72	$2,110

The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based on the Company’s closing stock price of $22.86 as of October 29, 2010, which would have been received by the option holders had those option holders exercised their stock options as of that date. The total number of in-the-money stock options exercisable as of October 30, 2010 was 404 million. As of July 31, 2010, 606 million outstanding stock options were exercisable and the weighted-average exercise price was $20.51.

Restricted Stock and Stock Unit Awards

A summary of the restricted stock and stock unit activity is as follows (in millions, except per-share amounts):

	Restricted Stock/Stock Units	Weighted- Average Grant Date Price per Share	Aggregated Fair Market Value
BALANCE AT JULY 25, 2009	62	$21.25
Granted and assumed	54	23.40
Vested	(16)	21.56	$378
Canceled/forfeited	(3)	22.40

BALANCE AT JULY 31, 2010	97	$22.35
Granted and assumed	44	21.93
Vested	(18)	23.36	$373
Canceled/forfeited	(2)	22.00

BALANCE AT OCTOBER 30, 2010	121	$22.05

Certain of the restricted stock units awarded in fiscal 2011 are contingent on the future achievement of financial performance metrics. The performance measures for these performance-based restricted stock units are revenue and earnings per share with pre-established adjustments.

Share-Based Awards Available for Grant

A summary of share-based awards available for grant is as follows (in millions):

Share- Based Awards Available for Grant
BALANCE AT JULY 25, 2009	253
Options granted and assumed	(15)
Restricted stock, stock units, and other share-based awards granted and assumed	(81)
Share-based awards canceled/forfeited/expired	123
Additional shares reserved	15

BALANCE AT JULY 31, 2010	295
Restricted stock, stock units, and other share-based awards granted and assumed	(66)
Share-based awards canceled/forfeited/expired	6
Additional shares reserved	1

BALANCE AT OCTOBER 30, 2010	236

As reflected in the preceding table, for each share awarded as restricted stock or subject to a restricted stock unit award under the 2005 Plan beginning November 15, 2007 and prior to November 12, 2009, an equivalent of 2.5 shares was deducted from the available share-based award balance. Effective as of November 12, 2009, the equivalent number of shares was revised to 1.5 shares for each share awarded as restricted stock or subject to a restricted stock unit award under the 2005 Plan beginning on such date.

Expense and Valuation Information for Share-Based Awards

Share-Based Compensation Expense

Share-based compensation expense consists primarily of expenses for stock options, stock purchase rights, restricted stock, and restricted stock units granted to employees. The following table summarizes share-based compensation expense (in millions):

	Three Months Ended
	October 30, 2010	October 24, 2009
Cost of sales – product	$15	$12
Cost of sales – service	43	33

Share-based compensation expense in cost of sales	58	45

Research and development	121	97
Sales and marketing	164	128
General and administrative	64	51

Share-based compensation expense in operating expenses	349	276

Total share-based compensation expense	$407	$321

As of October 30, 2010, total compensation cost related to unvested share-based awards not yet recognized was $3.8 billion, which is expected to be recognized over approximately 2.7 years on a weighted-average basis. The income tax benefit for share-based compensation expense was $109 million and $85 million for the three months ended October 30, 2010 and October 24, 2009, respectively.

Valuation of Share-Based Awards

The fair value of restricted stock and restricted stock units was measured as if awards were vested and issued on the grant date. The Company estimates the value of employee stock options on the date of grant using a lattice-binomial model and estimates the value of employee stock purchase rights on the date of grant using the Black-Scholes model. The lattice-binomial model is more capable of incorporating the features of the Company’s employee stock options, such as the vesting provisions and various restrictions including restrictions on transfer and hedging, among others, and the options are often exercised prior to their contractual maturity. The use of the lattice-binomial model also requires extensive actual employee exercise behavior data for the relative probability estimation purpose, and a number of complex assumptions including expected volatility, risk-free interest rate, expected dividends, kurtosis, and skewness. The Company did not grant a material number of options during the three months ended October 30, 2010 or October 24, 2009.

Accuracy of Fair Value Estimates

The Company uses third-party analyses to assist in developing the assumptions used in, as well as calibrating, its lattice-binomial and Black-Scholes models. The Company is responsible for determining the assumptions used in estimating the fair value of its share-based payment awards. The Company’s determination of the fair value of share-based payment awards is affected by assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, the Company’s expected stock price volatility over the term of the awards and actual and projected employee stock option exercise behaviors. Option-pricing models were developed for use in estimating the value of traded options that have no vesting or hedging restrictions and are fully transferable. Because the Company’s employee stock options have certain characteristics that are significantly different from traded options, and because changes in the subjective assumptions can materially affect the estimated value, in management’s opinion, the existing valuation models may not provide an accurate measure of the fair value or be indicative of the fair value that would be observed in a willing buyer/willing seller market for the Company’s employee stock options.

14.	Income Taxes

The following table provides details of income taxes (in millions, except percentages):

	Three Months Ended
	October 30, 2010	October 24, 2009
Income before provision for income taxes	$2,425	$2,239
Provision for income taxes	$495	$452
Effective tax rate	20.4%	20.2%

As of October 30, 2010, the Company had $2.7 billion of unrecognized tax benefits, of which $2.4 billion, if recognized, would favorably impact the effective tax rate. The Company regularly engages in discussions and negotiations with tax authorities regarding tax matters in various jurisdictions. It is reasonably possible that certain federal, foreign, and state tax matters may be concluded in the next 12 months. Specific positions that may be resolved include issues involving transfer pricing and various other matters. The Company estimates that the unrecognized tax benefits at October 30, 2010 could be reduced by approximately $275 million in the next 12 months.

15.	Segment Information and Major Customers

The Company designs, manufactures, and sells Internet Protocol (IP)-based networking and other products related to the communications and IT industry and provides services associated with these products and their use. Cisco products include Routers, Switches, New Products, and Other. These products, primarily integrated by Cisco IOS Software, link geographically dispersed local-area networks (LANs), metropolitan-area networks (MANs) and wide-area networks (WANs).

(a) Net Sales and Gross Margin by Segment

The Company conducts business globally and is primarily managed on a geographic basis. In the first quarter of fiscal 2011, in order to achieve operational efficiencies, the Company combined its Asia Pacific and Japan operations. Following this change, the Company is organized into the following four geographic segments: United States and Canada, European Markets, Emerging Markets, and Asia Pacific Markets.

The Company’s management makes financial decisions and allocates resources based on the information it receives from its internal management system. Sales are attributed to a geographic segment based on the ordering location of the customer. The Company does not allocate research and development, sales and marketing, or general and administrative expenses to its geographic segments in this internal management system because management does not include the information in its measurement of the performance of the operating segments. In addition, the Company does not allocate amortization of acquisition-related intangible assets, share-based compensation expense, charges related to asset impairments and restructurings, and certain other charges to the gross margin for each segment because management does not include this information in its measurement of the performance of the operating segments.

Summarized financial information by segment for the three months ended October 30, 2010 and October 24, 2009, based on the Company’s internal management system and as utilized by the Company’s Chief Operating Decision Maker (CODM), is as follows (in millions):

	Three Months Ended
	October 30, 2010	October 24, 2009
Net sales:
United States and Canada (1)	$5,878	$4,990
European Markets	2,018	1,822
Emerging Markets	1,215	863
Asia Pacific Markets	1,639	1,346

Total	$10,750	$9,021

Gross margin (2):
United States and Canada	$3,788	$3,285
European Markets	1,315	1,246
Emerging Markets	757	544
Asia Pacific Markets	1,054	902

Segment total	6,914	5,977
Unallocated corporate items (3)	(159)	(89)

Total	$6,755	$5,888

(1)	Net sales in the United States were $5.4 billion and $4.7 billion for the three months ended October 30, 2010 and October 24, 2009, respectively.
(2)	Certain reclassifications have been made to prior period amounts to conform to the current period’s presentation.
(3)	The unallocated corporate items include the effects of amortization of acquisition-related intangible assets and share-based compensation expense.

(b) Net Sales for Groups of Similar Products and Services

Effective at the end of the first quarter of fiscal 2011, the Company revised the categorization of certain of its products into a category called New Products. The New Products category replaces the prior category of Advanced Technologies and also includes certain products previously classified as Other products. The New Products category consists of products related to collaboration, data center, security, wireless, and video connected home. The Other category now consists primarily of optical networking products and emerging technologies.

The following table presents net sales for groups of similar products and services (in millions):

	Three Months Ended
	October 30, 2010	October 24, 2009
Net sales (1):
Routers	$1,804	$1,600
Switches	3,551	2,851
New Products	3,114	2,545
Other	231	204

Product	8,700	7,200
Service	2,050	1,821

Total	$10,750	$9,021

(1)	Certain reclassifications have been made to prior period amounts to conform to the current period’s presentation.

(c) Additional Segment Information

The majority of the Company’s assets, excluding cash and cash equivalents and investments, as of October 30, 2010 and July 31, 2010 were attributable to its U.S. operations. The Company’s total cash and cash equivalents and investments held outside of the United States in various foreign subsidiaries was $35.1 billion as of October 30, 2010, and the remaining $3.8 billion was held in the United States. For the three months ended October 30, 2010 and October 24, 2009, no single customer accounted for 10% or more of the Company’s net sales.

Property and equipment information is based on the physical location of the assets. The following table presents property and equipment information for geographic areas (in millions):

	October 30, 2010	July 31, 2010
Property and equipment, net:
United States	$3,327	$3,283
International	657	658

Total	$3,984	$3,941

16.	Net Income per Share

The following table presents the calculation of basic and diluted net income per share (in millions, except per-share amounts):

	Three Months Ended
	October 30, 2010	October 24, 2009
Net income	$1,930	$1,787

Weighted-average shares—basic	5,595	5,767
Effect of dilutive potential common shares	80	104

Weighted-average shares—diluted	5,675	5,871

Net income per share—basic	$0.34	$0.31

Net income per share—diluted	$0.34	$0.30

Antidilutive employee share-based awards, excluded	327	465

Employee equity share options, unvested shares, and similar equity instruments granted by the Company are treated as potential common shares outstanding in computing diluted earnings per share. Diluted shares outstanding include the dilutive effect of in-the-money options, unvested restricted stock, and restricted stock units. The dilutive effect of such equity awards is calculated based on the average share price for each fiscal period using the treasury stock method. Under the treasury stock method, the amount the employee must pay for exercising stock options, the amount of compensation cost for future service that the Company has not yet recognized, and the amount of tax benefits that would be recorded in additional paid-in capital when the award becomes deductible, are collectively assumed to be used to repurchase shares.

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

Overview

A summary of our results is as follows (in millions, except percentages and per-share amounts):

	Three Months Ended
	October 30, 2010	October 24, 2009	Variance
Net sales	$10,750	$9,021	19.2%
Gross margin percentage	62.8%	65.3%	(2.5	)pts.
Operating expenses	$4,404	$3,764	17.0%
Operating expenses as a percentage of revenue	41.0%	41.7%	(0.7	)pts.
Operating margin percentage	21.9%	23.5%	(1.6	)pts.
Net income	$1,930	$1,787	8.0%
Net income as a percentage of revenue	18.0%	19.8%	(1.8	)pts.
Earnings per share—diluted	$0.34	$0.30	13.3%

In the first quarter of fiscal 2011, net sales increased 19% from the first quarter of fiscal 2010. We experienced net sales increases across each of our geographic segments for both product and service sales, across each of our product categories and across all of our customer markets, with the exception of the consumer market. On a year-over-year basis, total gross margin in the first quarter of fiscal 2011 declined by 2.5 percentage points from the first quarter of fiscal 2010. The decrease was primarily a result of higher sales discounts and product pricing, and unfavorable product mix. We also experienced unfavorable costs associated with the carryover effect of the fiscal 2010 supply constraints we experienced. Operating expense as a percentage of revenue declined by 0.7 percentage points. In the first quarter of fiscal 2011, operating expenses increased by 17%, slower than the 19% increase in revenue. As a percentage of revenue, research and development and general and administrative expenses declined, sales and marketing expenses as a percentage of revenue were unchanged from the prior year period. Diluted earnings per share increased by 13% from the prior year period; the increase resulted from an increase in net income of 8% along with a decline in our outstanding diluted share count of 196 million shares.

As we entered fiscal 2011, we characterized the economic environment as unusually uncertain. We believe there were a number of positive aspects to our results for the first quarter of fiscal 2011, as evidenced by the solid year-over-year growth rates we experienced in many areas of our business. In particular, revenue growth in our Switches, Routers and New Products categories were strong. Within our New Products category we reported solid revenue growth with our collaboration and data center offerings.

While we experienced solid results in the first quarter of fiscal 2011, we also saw some declines in our business momentum in various markets, especially during the third month of the first quarter. We believe that some of the deceleration in business momentum that we experienced will adversely impact our growth over the next several quarters. While the decline in our business during fiscal 2009 was broad based and impacted all geographic segments and customer markets, the challenges in our business at present appear to be centered on several specific areas. The challenges were most prevalent from a geographic perspective in our European Markets segment and from a customer markets perspective, in portions of the public sector and service provider markets. Sales in our public sector market increased as a result of increased sales to the U.S. federal government during the first quarter of fiscal 2011, however we began to experience, and expect to continue to experience some challenges related to lower spending by state, local governments and K-12 education within the United States, as well as lower spending by certain public sector customers in our European Markets segment and in Japan. In addition, we experienced weakness in our business momentum to the cable providers within our service provider market, primarily in sales of traditional cable set-top boxes in our United States and Canada segment. We expect these challenges with regard to traditional cable set-top boxes in the United States and Canada segment will continue over the next several quarters.

In light of these challenges, we expect that our revenue for the second quarter of fiscal 2011 will grow at a slower rate than we had previously anticipated at the beginning of fiscal 2011, which will in turn have a negative impact on our full fiscal year revenue growth rate, as compared with our expectations at the beginning of fiscal 2011. As many of our headcount-related investments were based on projections of higher revenue, we expect that operating expenses as a percentage of revenue will increase in the second quarter of fiscal 2011. To mitigate this impact, we expect to undertake certain cost control initiatives, and to reallocate resources to focus on areas with higher business momentum and opportunity. The lower than expected revenue levels, our anticipated seasonality, and the higher than anticipated operating expenses as a percentage of revenue, may result in downward pressure to our operating margin. Taking all of the preceding factors into consideration, we expect that our operating income, net income, and earnings per share for the second quarter of fiscal 2011 will likely decline on a year-over-year basis.

Strategy and Focus Areas

Our strategy centers on the network as the platform. Notwithstanding the aforementioned challenges, our basic strategy remains intact. Consistent with our strategy during fiscal 2010, we continue to seek to expand our share of our customers’ information technology spending. We will endeavor to achieve this objective by focusing on our core networking capabilities while continuing to expand into product markets in which the role of the network as the platform is increasing and which are similar, related, or adjacent to markets in which we currently are active, which product markets we refer to as market adjacencies. We have continued our focus on our core networking capabilities and have expanded our movement into market adjacencies, primarily through the realignment of resources.

We refer to the evolutionary process by which adjacencies arise as market transitions. Market transitions on which we are focusing primary attention include those related to the increased role of virtualization/the cloud, video, collaboration, and networked Web 2.0 technologies. For example, a market in which a significant market transition is under way is the enterprise data center market, where a transition to virtualization / the cloud is under way. We believe the market is at an inflection point, as awareness grows that intelligent networks are becoming the platform for productivity improvement and global competitiveness. We further believe that disruption in the enterprise data center market is accelerating, due to changing technology trends such as the increasing adoption of virtualization, the rise in scalable processing, and the advent of cloud computing and cloud-based IT resource deployments and business models. These key terms are defined as follows:

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

This virtualization and cloud-driven market transition in the enterprise data center market is being brought about through the convergence of networking, computing, storage, and software technologies. We are seeking to take advantage of this market transition through, among other things, our Cisco Unified Computing System platform and Cisco Nexus product families, which are designed to integrate the previously siloed technologies in the enterprise data center with a unified architecture. We are also seeking to capitalize on this market transition through the development of other cloud-based product and service offerings through which we intend to enable customers to develop and deploy their own cloud-based IT solutions, including software-as-a-service (SaaS) and other-as-a-service (XaaS) solutions.

The competitive landscape in the enterprise data center market is changing, and we expect there will be a new class of very large, well-financed, and aggressive competitors, each bringing its own new class of products to address this new market. However, with respect to this market, we believe the network will be the intersection of innovation through an open ecosystem and standards. We expect to see acquisitions, further industry consolidation, and new alliances among companies as they seek to serve the enterprise data center market. As we enter this next market phase, we expect that we will strengthen certain strategic alliances, compete more with certain strategic alliances and partners, and perhaps also encounter new competitors in our attempt to deliver the best solutions for our customers.

Other market transitions on which we are focusing particular attention include those related to the increased role of video, collaboration, and networked Web 2.0 technologies. The key market transitions relative to the convergence of video, collaboration, and networked Web 2.0 technologies, which we believe will drive productivity and growth in network loads, appear to be evolving even more quickly and more significantly than we had previously anticipated. Cisco TelePresence systems are one example of product offerings that have incorporated video, collaboration, and networked Web 2.0 technologies, as customers evolve their communications and business models. We are focused on simplifying and expanding the creation, distribution, and use of end-to-end video solutions for businesses and consumers, and our fiscal 2010 acquisition of Tandberg ASA (“Tandberg”) is an example of our increased emphasis on the video market segment.

We believe that the architectural approach that has served us well in addressing the market adjacencies in the communications and information technology industry will be adaptable to other market adjacencies. Examples of market adjacencies where we aim to apply this approach are mobility, the consumer, and electrical services infrastructure. With regard to mobility, the growth of IP traffic on handheld devices is driving the need for more robust architectures, equipment and services in order to accommodate not only an increasing number of worldwide mobile device users, but also increased user demand for broadband-quality business network and consumer web applications to be seamlessly delivered on such devices. Our fiscal 2010 acquisition of Starent Networks, Corp. (“Starent”) reflects our recognition of the significance of this market adjacency and our intent to offer solutions that help expand IP network load capabilities for mobile devices. For the consumer market, through collaboration with technology partners, retailers, service providers, and content publishers, we are striving to create compelling consumer experiences and make the network the platform for a variety of services in the home, as broadband development moves from a device-centric phase to a network-centric model. In the electrical services infrastructure market, we are developing architecture for managing energy in a highly secure fashion on electrical grids at various steps from energy generation to consumption in homes and commercial buildings.

We are currently undergoing product transitions within several of our product families, and we believe that many of these product transitions are gaining momentum based on the strong year-over-year product revenue growth across these product families. We believe that our strategy and our ability to innovate and execute may enable us to improve our relative competitive position in many of our product areas even in uncertain or difficult business conditions, and therefore may continue to provide us with long-term growth opportunities.

Revenue

For the first quarter of fiscal 2011, our total revenue increased by 19% year over year. Within total revenue, net product revenue increased 21% and net service revenue increased 13%. The revenue increase for the period was in part the result of revenue from our acquisitions of Starent in the second quarter of fiscal 2010 and Tandberg in the third quarter of fiscal 2010. From our geographic segment perspective, net revenue increased on a year-over-year basis by 18% in the United States and Canada segment, 11% in our European Markets segment, 41% in Emerging Markets, and 22% in our Asia Pacific Markets segment (which now includes Japan). Customer market revenue performance in the first quarter of fiscal 2011 as compared with the first quarter of fiscal 2010 consisted of increases in the enterprise and public sector, commercial, and service provider markets. Our consumer market experienced a sales decline on a year-over-year basis for the first quarter of fiscal 2011.

The 21% increase in product revenue was driven by year-over-year growth across our product categories. In particular, we experienced revenue increases in our Router products category of 13%, principally as a result of strength in the high-end category. We had year-over-year revenue growth of 25% in our Switches product category, chiefly as a result of strong revenue growth in both modular and fixed-configuration offerings. Our New Products category experienced a year-over-year revenue increase of 22%. The increase was spread across almost all of the sub-categories within New Products, led by revenue growth rates of 45% in collaboration products and 59% in data center products.

Gross Margin

In the first quarter of fiscal 2011, our gross margin percentage decreased by approximately 2.5 percentage points compared with the first quarter of fiscal 2010. Within this total gross margin change, product gross margin declined 2.8 percentage points while service gross margin declined 0.9 percentage points. The decrease in our product gross margin percentage was a result of higher sales discounts, product pricing and unfavorable product mix. We also experienced unfavorable costs associated with the carryover effect of the supply chain constraint issues we faced in fiscal 2010. In the first quarter of fiscal 2011 as compared to the corresponding period in fiscal 2010, increased amortization expense from purchased intangible assets and higher share-based compensation expense added to the decline in product gross margin. Partially offsetting these decreases were cost savings and higher shipment volume. The decline in services gross margin from the corresponding period in fiscal 2010 was due to unfavorable mix impacts and increased share-based compensation expense. Our gross margins could also be adversely impacted by economic downturns or uncertain economic conditions, our movement into market adjacencies, and the geographic mix of our revenue.

Operating Expenses

Operating expenses in the first quarter of fiscal 2011 increased by 17% while decreasing by 0.7 percentage points as a percentage of revenue, each as compared to the first quarter of fiscal 2010. For the first quarter of fiscal 2011, higher headcount-related and higher discretionary expenses collectively contributed to the increase in operating expenses, as did higher share-based compensation expense. As noted above, in light of our expectations that our revenue will grow at a slower rate than we had previously anticipated during the second quarter of fiscal 2011 and the fact that many of our headcount-related expenses were based on projections of higher revenue, we expect that operating expense as a percentage of revenue will increase in the second quarter of fiscal 2011.

Other Key Financial Measures

The following is a summary of our other key financial measures for the first quarter of fiscal 2011:

•

We generated cash flows from operations of $1.7 billion and $1.5 billion during the first quarter of fiscal 2011 and 2010, respectively. Our cash and cash equivalents, together with our investments, were $38.9 billion at the end of the first quarter of fiscal 2011, compared with $39.9 billion at the end of fiscal 2010.

•	Our deferred revenue at the end of the first quarter of fiscal 2011 was $10.7 billion, compared with $11.1 billion at the end of fiscal 2010.

•

We repurchased 113 million shares of our common stock under our stock repurchase program for $2.5 billion during the first quarter of fiscal 2011. In addition, on November 18, 2010, our Board of Directors authorized the repurchase of up to an additional $10 billion of our common stock under this program with no termination date.

•	Days sales outstanding in accounts receivable (DSO) at the end of the first quarter of fiscal 2011 was 38 days, compared with 41 days at the end of fiscal 2010.

•

Our inventory balance was $1.5 billion at the end of the first quarter of fiscal 2011, compared with $1.3 billion at the end of fiscal 2010. Annualized inventory turns were 11.2 in the first quarter of fiscal 2011 and were 12.6 in the fourth quarter of fiscal 2010.

Critical Accounting Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires us to make judgments, assumptions, and estimates that affect the amounts reported in the Consolidated Financial Statements and accompanying notes. Note 2 to the Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended July 31, 2010, as updated where applicable in Note 2 herein, describes the significant accounting policies and methods used in the preparation of the Consolidated Financial Statements.

The accounting policies described below are significantly affected by critical accounting estimates. Such accounting policies require significant judgments, assumptions, and estimates used in the preparation of the Consolidated Financial Statements, and actual results could differ materially from the amounts reported based on these policies.

Revenue Recognition

Revenue is recognized when all of the following criteria have been met:

•	Persuasive evidence of an arrangement exists. Contracts, Internet commerce agreements, and customer purchase orders are generally used to determine the existence of an arrangement.

•	Delivery has occurred. Shipping documents and customer acceptance, when applicable, are used to verify delivery.

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

In instances where final acceptance of the product, system, or solution is specified by the customer, revenue is deferred until all acceptance criteria have been met. When a sale involves multiple deliverables, such as sales of products that include services, the multiple deliverables are evaluated to determine the unit of accounting, and the entire fee from the arrangement is allocated to each unit of accounting based on the relative selling price. Revenue is recognized when the revenue recognition criteria for each unit of accounting are met.

The amount of product and service revenue recognized in a given period is affected by our judgment as to whether an arrangement includes multiple deliverables and, if so, our valuation of the units of accounting for the multiple deliverables. According to the accounting guidance prescribed in Accounting Standards Codification (ASC) 605, Revenue Recognition, we use vendor-specific objective evidence of selling price (VSOE) for each of those units, when available. We determine VSOE based on our normal pricing and discounting practices for the specific product or service when sold separately. In determining VSOE, we require that a substantial majority of the selling prices for a product or service fall within a reasonably narrow pricing range, generally evidenced by approximately 80% of such historical standalone transactions falling within plus or minus 15% of the median selling price. VSOE exists across most of our product and service offerings. In certain limited circumstances when VSOE does not exist, we apply the selling price hierarchy to applicable multiple-deliverable arrangements. Under the selling price hierarchy, third-party evidence of selling price (TPE) will be considered if VSOE does not exist, and estimated selling price (ESP) will be used if neither VSOE nor TPE is available. Generally, we are not able to determine TPE because our go-to-market strategy differs from that of others in our markets, and the extent of customization varies among comparable products or services from our peers. In determining ESP, we apply significant judgment as we weigh a variety of factors, based on the facts and circumstances of the arrangement. We typically arrive at an ESP for a product or service that is not sold separately by considering company specific factors such as geographies, competitive landscape, internal costs, gross margin objectives, pricing practices used to establish bundled pricing, and existing portfolio pricing and discounting.

Some of our sales arrangements have multiple deliverables containing software and related software support components. Such sale arrangements are subject to the accounting guidance in ASC 985-605, Software-Revenue Recognition.

As our business and offerings evolve over time, our pricing practices may be required to be modified accordingly, which could result in changes in selling prices, including both VSOE and ESP in subsequent periods. There were no material impacts during the quarter nor do we currently expect a material impact in the next twelve months on our revenue recognition due to any changes in our VSOE, TPE, or ESP.

Revenue deferrals relate to the timing of revenue recognition for specific transactions based on financing arrangements, service, support, and other factors. Financing arrangements may include sales-type, direct-financing, and operating leases, loans, and guarantees of third-party financing. Our deferred revenue for products was $3.6 billion and $3.7 billion as of October 30, 2010 and July 31, 2010, respectively. Technical support services revenue is deferred and recognized ratably over the period during which the services are to be performed, which typically is from one to three years. Advanced services revenue is recognized upon delivery or completion of performance. Our deferred revenue for services was $7.2 billion and $7.4 billion as of October 30, 2010 and July 31, 2010, respectively.

We make sales to distributors and retail partners and generally recognize revenue based on a sell-through method using information provided by them. Our distributors and retail partners participate in various cooperative marketing and other programs, and we maintain estimated accruals and allowances for these programs. If actual credits received by our distributors and retail partners under these programs were to deviate significantly from our estimates, which are based on historical experience, our revenue could be adversely affected.

Allowances for Receivables and Sales Returns

The allowances for receivables were as follows (in millions, except percentages):

	October 30, 2010	July 31, 2010
Allowance for doubtful accounts	$191	$235
Percentage of gross accounts receivable	4.1%	4.6%
Allowance for lease receivables	$232	$207
Percentage of gross lease receivables	9.0%	8.6%
Allowance for loan receivables	$80	$73
Percentage of gross loan receivables	6.3%	5.8%

The allowances are based on our assessment of the collectibility of customer accounts. We regularly review the adequacy of these allowances by considering factors such as historical experience, credit quality, age of the receivable balances, and economic conditions that may affect a customer’s ability to pay. In addition, we perform credit reviews and statistical portfolio analysis to assess the credit quality of our receivables. We also consider the concentration of receivables outstanding with a particular customer in assessing the adequacy of our allowances. The decline in our allowance for doubtful accounts as a percentage of our gross accounts receivable was primarily due to the write-off of certain uncollectible receivables which had been fully reserved. If a major customer’s creditworthiness deteriorates, or if actual defaults are higher than our historical experience, or if other circumstances arise, our estimates of the recoverability of amounts due to us could be overstated, and additional allowances could be required, which could have an adverse impact on our revenue.

A reserve for future sales returns is established based on historical trends in product return rates. The reserve for future sales returns as of October 30, 2010 and July 31, 2010 was $93 million and $90 million, respectively, and was recorded as a reduction of our accounts receivable. If the actual future returns were to deviate from the historical data on which the reserve had been established, our revenue could be adversely affected.

Inventory Valuation and Liability for Purchase Commitments with Contract Manufacturers and Suppliers

Our inventory balance was $1.5 billion and $1.3 billion as of October 30, 2010 and July 31, 2010, respectively. Inventory is written down based on excess and obsolete inventories determined primarily by future demand forecasts. Inventory write-downs are measured as the difference between the cost of the inventory and market, based upon assumptions about future demand, and are charged to the provision for inventory, which is a component of our cost of sales. At the point of the loss recognition, a new, lower cost basis for that inventory is established, and subsequent changes in facts and circumstances do not result in the restoration or increase in that newly established cost basis.

We record a liability for firm, noncancelable, and unconditional purchase commitments with contract manufacturers and suppliers for quantities in excess of our future demand forecasts consistent with the valuation of our excess and obsolete inventory. As of October 30, 2010, the liability for these purchase commitments was $136 million, compared with $135 million as of July 31, 2010, and was included in other current liabilities.

Our provision for inventory was $19 million for both the first quarters of fiscal 2011 and 2010. The provision for the liability related to purchase commitments with contract manufacturers and suppliers was $12 million and $7 million for the first quarter of fiscal 2011 and 2010, respectively. If there were to be a sudden and significant decrease in demand for our products, or if there were a higher incidence of inventory obsolescence because of rapidly changing technology and customer requirements, we could be required to increase our inventory write-downs and our liability for purchase commitments with contract manufacturers and suppliers and gross margin could be adversely affected. We regularly evaluate our exposure for inventory write-downs and the adequacy of our liability for purchase commitments. Inventory and supply chain management remain areas of focus as we balance the need to maintain supply chain flexibility to help ensure competitive lead times with the risk of inventory obsolescence, particularly in light of current macroeconomic uncertainties and conditions and the resulting potential for changes in future demand forecast.

Warranty Costs

The liability for product warranties, included in other current liabilities, was $350 million as of October 30, 2010, compared with $360 million as of July 31, 2010. See Note 11 to the Consolidated Financial Statements. Our products are generally covered by a warranty for periods ranging from 90 days to five years, and for some products we provide a limited lifetime warranty. We accrue for warranty costs as part of our cost of sales based on associated material costs, technical support labor costs, and associated overhead. Material cost is estimated based primarily upon historical trends in the volume of product returns within the warranty period and the cost to repair or replace the equipment. Technical support labor cost is estimated based primarily upon historical trends in the rate of customer cases and the cost to support the customer cases within the warranty period. Overhead cost is applied based on estimated time to support warranty activities.

The provision for product warranties issued during the first quarter of fiscal 2011 and 2010 was $110 million and $108 million, respectively. If we experience an increase in warranty claims compared with our historical experience, or if the cost of servicing warranty claims is greater than expected, our gross margin could be adversely affected.

Share-Based Compensation Expense

Total share-based compensation expense for the three months ended October 30, 2010 and October 24, 2009 was $407 million and $321 million, respectively. The determination of fair value of share-based payment awards on the date of grant using an option-pricing model is affected by our stock price as well as assumptions regarding a number of highly complex and subjective variables. For employee stock options and employee stock purchase rights, these variables include, but are not limited to, the expected stock price volatility over the term of the awards, risk-free interest rate, and expected dividends as of the grant date. For employee stock options, we used the implied volatility for two-year traded options on our stock as the expected volatility assumption required in the lattice-binomial model. For employee stock purchase rights, we used the implied volatility for traded options (with lives corresponding to the expected life of the employee stock purchase rights) on our stock. The selection of the implied volatility approach was based upon the availability of actively traded options on our stock and our assessment that implied volatility is more representative of future stock price trends than historical volatility. The valuation of employee stock options is also impacted by kurtosis, and skewness, which are technical measures of the distribution of stock price returns, and the actual and projected employee stock option exercise behaviors.

Because share-based compensation expense is based on awards ultimately expected to vest, it has been reduced for forfeitures. If factors change and we employ different assumptions in the application of our option-pricing model in future periods or if we experience different forfeiture rates, the compensation expense that is derived may differ significantly from what we have recorded in the current period.

Fair Value Measurements

Our fixed income and publicly traded equity securities, collectively, are reflected in the Consolidated Balance Sheets at a fair value of $35.1 billion as of October 30, 2010, compared with $35.3 billion as of July 31, 2010. Our fixed income investment portfolio as of October 30, 2010 consisted primarily of the highest quality investment grade securities. See Note 7 to the Consolidated Financial Statements.

As described more fully in Note 8 to the Consolidated Financial Statements, a valuation hierarchy is based on the level of independent, objective evidence available regarding the value of the investments. It encompasses three classes of investments: Level 1 consists of securities for which there are quoted prices in active markets for identical securities; Level 2 consists of securities for which observable inputs other than Level 1 inputs are used, such as prices for similar securities in active markets or for identical securities in less active markets and model-derived valuations for which the variables are derived from, or corroborated by, observable market data; and Level 3 consists of securities for which there are unobservable inputs to the valuation methodology that are significant to the measurement of the fair value.

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

The inputs and fair value are reviewed for reasonableness, may be further validated by comparison to publicly available information and could be adjusted based on market indices or other information that management deems material to their estimate of fair value. In the current market environment, the assessment of fair value can be difficult and subjective. However, given the relative reliability of the inputs we use to value our investment portfolio, and because substantially all of our valuation inputs are obtained using quoted market prices for similar or identical assets, we do not believe that the nature of estimates and assumptions affected by levels of subjectivity and judgment was material to the valuation of the investment portfolio as of October 30, 2010. Level 3 assets do not represent a significant portion of our total investment portfolio as of October 30, 2010.

Other-Than-Temporary Impairments

We recognize an impairment charge when the declines in the fair values of our fixed income or publicly traded equity securities below their cost basis are judged to be other than temporary. The ultimate value realized on these securities, to the extent unhedged, is subject to market price volatility until they are sold.

If the fair value of a debt security is less than its amortized cost, we assess whether the impairment is other than temporary. An impairment is considered other than temporary if (i) we have the intent to sell the security, (ii) it is more likely than not that we will be required to sell the security before recovery of its entire amortized cost basis, or (iii) we do not expect to recover the entire amortized cost of the security. If an impairment is considered other than temporary based on (i) or (ii) described above, the entire difference between the amortized cost basis and the fair value of the security is recognized in earnings. If an impairment is considered other than temporary based on condition (iii), the amount representing credit losses, defined as the difference between the present value of the cash flows expected to be collected and the amortized cost of the debt security, will be recognized in earnings and the amount relating to all other factors will be recognized in other comprehensive income (OCI). In estimating the amount and timing of cash flows expected to be collected, we consider all available information including past events, current conditions, the remaining payment terms of the security, the financial condition of the issuer, expected defaults, and the value of underlying collateral.

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

There were no impairment charges on investments in fixed income securities and publicly traded equity securities that were recognized in earnings in the first quarter of fiscal 2011 or the first quarter of fiscal 2010. Our ongoing consideration of all the factors described above could result in additional impairment charges in the future, which could adversely affect our net income.

We also have investments in privately held companies, some of which are in the startup or development stages. As of October 30, 2010, our investments in privately held companies were $779 million, compared with $756 million as of July 31, 2010, and were included in other assets. See Note 5 to the Consolidated Financial Statements. We monitor these investments for events or circumstances indicative of potential impairment and will make appropriate reductions in carrying values if we determine that an impairment charge is required, based primarily on the financial condition and near-term prospects of these companies. These investments are inherently risky because the markets for the technologies or products these companies are developing are typically in the early stages and may never materialize. Our impairment charges on investments in privately held companies were $3 million and $10 million during the first quarters of fiscal 2011 and 2010, respectively.

Goodwill and Purchased Intangible Asset Impairments

Our methodology for allocating the purchase price relating to purchase acquisitions is determined through established valuation techniques. Goodwill represents a residual value as of the acquisition date, which in most cases results in measuring goodwill as the excess of the purchase consideration transferred plus the fair value of any noncontrolling interest in the acquired company over the fair value of net assets acquired, including any contingent consideration. We perform goodwill impairment tests on an annual basis in the fourth fiscal quarter and between annual tests in certain circumstances for each reporting unit. Effective in fiscal 2010, the assessment of fair value for goodwill and purchased intangible assets is based on factors that market participants would use in an orderly transaction in accordance with the new accounting guidance for the fair value measurement of nonfinancial assets.

In the first quarter of fiscal 2011, in order to achieve operational efficiencies, we combined its Asia Pacific and Japan operations. Following this change, our business is organized in the following four geographic segments: United States and Canada, European Markets, Emerging Markets, and Asia Pacific Markets. As a result, the goodwill of the former Asia Pacific and Japan geographic segments as of July 31, 2010 was allocated to the combined segment Asia Pacific Markets. The goodwill recorded in the Consolidated Balance Sheets as of October 30, 2010 and July 31, 2010 was $16.7 billion for both periods. In response to changes in industry and market conditions, we could be required to strategically realign our resources and consider restructuring, disposing of, or otherwise exiting businesses, which could result in an impairment of goodwill. There was no impairment of goodwill in the first quarter of fiscal 2011 and 2010, respectively.

We make judgments about the recoverability of purchased intangible assets with finite lives whenever events or changes in circumstances indicate that an impairment may exist. Recoverability of purchased intangible assets with finite lives is measured by comparing the carrying amount of the asset to the future undiscounted cash flows the asset is expected to generate. We review indefinite-lived intangible assets for impairment annually or whenever events or changes in circumstances indicate the carrying value may not be recoverable. Recoverability of indefinite-lived intangible assets is measured by comparing the carrying amount of the asset to the future discounted cash flows the asset is expected to generate. If the asset is considered to be impaired, the amount of any impairment is measured as the difference between the carrying value and the fair value of the impaired asset. Assumptions and estimates about future values and remaining useful lives of our purchased intangible assets are complex and subjective. They can be affected by a variety of factors, including external factors such as industry and economic trends and internal factors such as changes in our business strategy and our internal forecasts. Our impairment charges related to purchased intangible assets were not material for the periods presented. Our ongoing consideration of all the factors described previously could result in additional impairment charges in the future, which could adversely affect our net income.

Income Taxes

We are subject to income taxes in the United States and numerous foreign jurisdictions. Our effective tax rates differ from the statutory rate primarily due to the tax impact of state taxes, foreign operations, research and development (R&D) tax credits, tax audit settlements, nondeductible compensation, international realignments, and transfer pricing adjustments. Our effective tax rate was 20.4% and 20.2% in the first quarter of fiscal 2011 and fiscal 2010, respectively.

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

Net Sales

The following table presents the breakdown of net sales between product and service revenue (in millions, except percentages):

	Three Months Ended
	October 30, 2010	October 24, 2009	Variance in Dollars	Variance in Percent
Net sales:
Product	$8,700	$7,200	$1,500	20.8%
Service	2,050	1,821	229	12.6%

Total	$10,750	$9,021	$1,729	19.2%

We manage our business primarily on a geographic basis, based on four geographic segments. Our net sales, which include product and service revenue, for each segment are summarized in the following table (in millions, except percentages):

	Three Months Ended
	October 30, 2010	October 24, 2009	Variance in Dollars	Variance in Percent
Net sales:
United States and Canada	$5,878	$4,990	$888	17.8%
Percentage of net sales	54.7%	55.3%
European Markets	2,018	1,822	196	10.8%
Percentage of net sales	18.8%	20.2%
Emerging Markets	1,215	863	352	40.8%
Percentage of net sales	11.3%	9.6%
Asia Pacific Markets	1,639	1,346	293	21.8%
Percentage of net sales	15.2%	14.9%

Total	$10,750	$9,021	$1,729	19.2%

For the first quarter of fiscal 2011 as compared to the first quarter of fiscal 2010, net sales increased by 19%, with sales increases experienced across our four geographic segments. Our year-over-year increase in net sales was due in part to the relative weakness of the corresponding period in fiscal 2010, as the increase in our business due to the partial economic recovery in fiscal 2010 was not yet fully reflected in our results that quarter. We had double-digit percentage point increases in both net product and services sales in comparison to the prior year period. Net product and service sales both experienced growth across each of our geographic segments.

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

In addition to the impact of macroeconomic factors, net sales by segment in a particular period may be significantly impacted by several factors related to revenue recognition, including the complexity of transactions such as multiple-element arrangements; the mix of financing arrangements provided to our channel partners and customers; and final acceptance of the product, system, or solution, among other factors. In addition, certain customers tend to make large and sporadic purchases and the net sales related to these transactions may also be affected by the timing of revenue recognition, which in turn would impact the net sales of the relevant segment.

Net Product Sales by Segment

The following table presents the breakdown of net product sales by segment (in millions, except percentages):

	Three Months Ended
	October 30, 2010	October 24, 2009	Variance in Dollars	Variance in Percent
Net product sales:
United States and Canada	$4,596	$3,832	$764	19.9%
Percentage of net product sales	52.8%	53.2%
European Markets	1,709	1,532	177	11.6%
Percentage of net product sales	19.6%	21.3%
Emerging Markets	1,030	708	322	45.5%
Percentage of net product sales	11.8%	9.8%
Asia Pacific Markets	1,365	1,128	237	21.0%
Percentage of net product sales	15.8%	15.7%

Total	$8,700	$7,200	$1,500	20.8%

United States and Canada

Net product sales in the United States and Canada segment for the first quarter of fiscal 2011 increased compared with the corresponding period of fiscal 2010. The increase in net product sales was across most of our customer markets in the United States and Canada segment, led by the enterprise and commercial markets. Sales in the consumer market declined during the first quarter of fiscal 2011 from the prior year period. Net product sales to the public sector increased primarily due to increased sales to the U.S. federal government. In the third month of the quarter we began to experience some weakness in our business momentum in sales to state, local governments and K-12 education, which we believe may be attributable in part to budget constraints and which we believe may affect our results in future quarters. While we also experienced a year-over-year increase in net product sales to the service provider market for the first quarter of fiscal 2011, we also saw indicators of a decline in our business momentum with cable providers, in particular with sales of traditional cable set-top boxes.

European Markets

Net product sales in the European Markets segment during the first quarter of fiscal 2011 increased compared with the corresponding period of fiscal 2010. The increase in net product sales in the European Markets segment was driven by increased sales in the enterprise and service provider markets. Net product sales in the consumer markets increased slightly while sales in the commercial market experienced a decline. For the first quarter of fiscal 2011 as compared to the first quarter of fiscal 2010 net product sales increased in all of our major countries in the European Markets segment. While we experienced an increase in net product sales to our European Markets segment during the first quarter of fiscal 2011 compared with the first quarter of fiscal 2010, in the third month of the quarter we began to experience some weakness in this segment, particularly with regard to our sales to the public sector market, which we believe was due to budget-driven austerity measures being taken across this region. We expect that these challenges may continue over the next several quarters.

Emerging Markets

For the first quarter of fiscal 2011, net product sales in the Emerging Markets segment increased compared with the first quarter of fiscal 2010. The net product sales increase was experienced across all of our customer markets within Emerging Markets with the exception of the consumer market. Net product sales growth was strong in the enterprise, commercial and service provider markets. From a country perspective, we experienced strong net product sales increases in Russia, Mexico and Brazil, among other countries.

Asia Pacific Markets

The increase in net product sales in the Asia Pacific Markets segment in the first quarter of fiscal 2011, compared with the corresponding period of fiscal 2010, was attributable to sales growth across most customer markets, led by strong growth in our enterprise and commercial markets. Our service provider market also experienced sales growth. We experienced increased net product sales in significant countries to us such as China, India and Japan, partially offset by a net product sales decline in Australia. While we experienced a year-over-year increase in net product sales to this segment during the first quarter of fiscal 2011, we saw some weakness in our Japanese government business and we expect continued challenges in that area over the next several quarters.

Net Product Sales by Groups of Similar Products

In addition to the primary view on a geographic basis, we also prepare financial information related to groups of similar products and customer markets for various purposes. We have regrouped our presentation of products and technologies formerly grouped as either Advanced Technologies or Other products, with our new categories being called New Products and Other. Our New Products category replaces Advanced Technologies and includes some products that had previously been in the category called Other. Our New Products category consists of the following sub-categories: video connected home (networked home, Pure Digital products, video systems, and cable products), collaboration (unified communications and Cisco TelePresence), security, wireless, and data center (application networking services, storage, and Cisco Unified Computing System products). The Other product category consists primarily of optical networking products and emerging technologies.

The following table presents net sales for groups of similar products (in millions, except percentages):

	Three Months Ended
	October 30, 2010	October 24, 2009	Variance in Dollars	Variance in Percent
Net product sales:
Routers	$1,804	$1,600	$204	12.8%
Percentage of net product sales	20.7%	22.2%
Switches	3,551	2,851	700	24.6%
Percentage of net product sales	40.8%	39.6%
New Products	3,114	2,545	569	22.4%
Percentage of net product sales	35.8%	35.3%
Other	231	204	27	13.2. %
Percentage of net product sales	2.7%	2.9%

Total	$8,700	$7,200	$1,500	20.8%

Routers

We categorize our routers primarily as high-end, midrange, and low-end routers. The growth in sales of our Routers product category in the first quarter of fiscal 2011 was driven by a 16% increase in sales of our high-end routers. Within high-end router products, the increase was driven by sales of the Cisco ASR 1000 and 9000 Series Aggregation Services Routers, and the inclusion of the Cisco ASR 5000 products from our acquisition of Starent, partially offset by lower sales of our Cisco 12000 Series Routers and Cisco CRS-1 Carrier Routing System. Our sales of midrange and low-end routers increased by 7% and 8%, respectively, for the first quarter of fiscal 2011 compared to the first quarter of fiscal 2010.

Switches

The increase in net product sales in our Switches product category in the first quarter of fiscal 2011 compared with fiscal 2010 was due primarily to higher sales of our modular and LAN fixed-configuration switches of approximately $340 million and $355 million, respectively. The increase in sales of modular switches was primarily due to the increased sales of our Cisco Nexus 7000 and Cisco Catalyst 4500 Series Switches. The increase in LAN fixed-configuration switches was primarily due to increased sales of Cisco Catalyst 2960 and 3750 Series Switches and Cisco Nexus 5000 and 2000 Series Switches.

New Products

In the first quarter of fiscal 2011 as compared to the first quarter of fiscal 2010, net product sales within our New Products category increased by 22% to $3.1 billion. The increase in net product sales was due to the following:

•

Sales of video connected home products increased by 11% or $97 million, due to increased sales of video systems, primarily digital set-top boxes; increased sales of cable products; and increased sales of Flip Video cameras. These increases were partially offset by decreased sales of networked home products. While we experienced a year-over-year increase in net product sales for video systems, we experienced some weakness in our business momentum in this area, specifically as it pertains to cable providers, and in particular traditional cable set-top boxes, in the United States and Canada. We expect that these challenges may continue over the next several quarters.

•

Sales of collaboration products increased by 45% or $318 million, primarily due to the inclusion of Tandberg sales within our Cisco TelePresence systems products following our acquisition of Tandberg in the third quarter of fiscal 2010, as well as due to higher sales of unified communications products, primarily IP phones and collaborative web-based offerings.

•

Sales of security products decreased by 2% or $8 million. Our decreased sales of security products were a result of the lower sales of module and line cards related to our routers and LAN switches, partially offset by increased sales of our web and email security products.

•

Sales of data center products increased by 59% or $134 million, due to a combination of increased sales of Cisco Unified Computing System products and storage sales, partially offset by slightly lower sales of application networking services products.

•	Sales of wireless products increased by 9% or $28 million, which was primarily due to the customer adoption of and migration to the Cisco Unified Wireless Network architecture.

Other Product Revenue

The increase in other product revenue during the first quarter of fiscal 2011 was related to higher sales of optical networking products and, to a lesser extent, sales of certain of our emerging technology products.

Net Service Sales by Segment

	Three Months Ended
	October 30, 2010	October 24, 2009	Variance in Dollars	Variance in Percent
Net service sales:
United States and Canada	$1,282	$1,158	$124	10.7%
Percentage of net service sales	62.5%	63.6%
European Markets	309	290	19	6.6%
Percentage of net service sales	15.1%	15.9%
Emerging Markets	185	155	30	19.4%
Percentage of net service sales	9.0%	8.5%
Asia Pacific Markets	274	218	56	25.7%
Percentage of net service sales	13.4%	12.0%

Total	$2,050	$1,821	$229	12.6%

Net service revenue increased across all of our geographic segments in the first quarter of fiscal 2011 as compared to the first quarter of fiscal 2010, with particular strength in our Asia Pacific Markets and Emerging Markets segments. The increase in total service revenue was due to growth from technical support services as well as increased revenue from advanced services, which relates to consulting support services for specific network needs. In the first quarter of fiscal 2011, technical support service revenue increased across most of our geographic segments with solid growth in our Asia Pacific Markets, Emerging Markets, and United States and Canada segments. Technical support service revenue declined in our European Markets segment for the first quarter of fiscal 2011 due to specific deal rebates. We experienced revenue growth in advanced services across each of our geographic segments with particular strength in our Asia Pacific Markets, European Markets, and United States and Canada segments. Total service revenue growth in the first quarter of fiscal 2011 also benefited from incremental revenue from our acquisitions during fiscal 2010 of Tandberg and Starent. Renewals and technical support service contract initiations associated with recent product sales have resulted in a new installed base of equipment being serviced, also contributing to these increases.

Gross Margin

The following table presents the gross margin for products and services (in millions, except percentages):

	Three Months Ended
	Amount		Percentage
	October 30, 2010	October 24, 2009	October 30, 2010	October 24, 2009
Gross margin:
Product	$5,451	$4,714	62.7%	65.5%
Service	1,304	1,174	63.6%	64.5%

Total	$6,755	$5,888	62.8%	65.3%

Product Gross Margin

The following table summarizes the key factors that contributed to the decrease in product gross margin for the first quarter of fiscal 2011:

Product Gross Margin Percentage
First quarter of fiscal 2010	65.5%
Sales discounts, rebates, and product pricing	(3.2)%
Mix of products sold	(0.8)%
Overall manufacturing costs	1.1%
Shipment volume, net of certain variable costs	0.6%
Other (1)	(0.5)%

First quarter of fiscal 2011	62.7%

(1)	Includes the net effects of amortization of acquisition-related intangible assets and share-based compensation expense.

Product gross margin for the first quarter of fiscal 2011 decreased by 2.8 percentage points compared with the first quarter of fiscal 2010. Our product gross margin was negatively impacted by sales discounts, rebates and product pricing, which were driven by normal market factors, as well as the geographic mix of product revenue. The impact from higher sales discounts, rebates and product pricing was within our expected range. Our product gross margin for the first quarter of fiscal 2011 was also negatively impacted by the mix of products sold. These factors were partially offset by lower overall manufacturing costs and higher shipment volume. The reduction in overall manufacturing costs was due to continued operational efficiency in manufacturing operations, and value engineering, partially offset by increases in other manufacturing-related costs. The higher other manufacturing-related costs were primarily the result of the carryover effect of the supply constraints we experienced in fiscal 2010. The year-over-year decrease in our product gross margin percentage was also due to higher expense levels experienced in the first quarter of fiscal 2011 from the amortization of purchased intangible assets and share-based compensation expense.

Our future gross margins could be impacted by our product mix and by our movement into market adjacencies that have lower gross margins, such as the consumer market with our sales of Flip Video cameras as well as Cisco Unified Computing System products. Our gross margins may also be impacted by the geographic mix of our revenue or by increased sales discounts, rebates, and product pricing, which may be attributable to competitive factors. In recent periods our manufacturing-related costs have been negatively impacted by constraints in our supply chain. If any of the preceding factors that impact our gross margins are adversely affected in future periods, our product and service gross margins could decline.

Service Gross Margin

Our service gross margin percentage decreased in the first quarter of fiscal 2011 compared with the corresponding period of fiscal 2010, primarily due to advanced services representing a higher proportion of service revenue in the first quarter of fiscal 2011 relative to the prior year period. Additionally, share-based compensation expense increased in the first quarter of fiscal 2011 compared with the first quarter of fiscal 2010. We had a slight decline in technical support service gross margin, which was primarily a result of increased support service delivery costs partially offset by increased volume. We had an increase in our advanced services gross margin in the first quarter of fiscal 2011 as compared with the first quarter of fiscal 2010, primarily due to strong volume growth partially offset by higher delivery team costs, which were partially headcount related. Our revenue from advanced services may increase to a higher proportion of total service revenue due to our continued focus on providing comprehensive support to our customers’ networking devices, applications, and infrastructures.

Our service gross margin normally experiences some fluctuations due to various factors such as the timing of contract initiations in our renewals, our strategic investments in headcount, and resources to support the overall service portion of our business. Other factors include the mix of service offerings, as the gross margin from our advanced services is typically lower than the gross margin from technical support services.

The following table presents the gross margin for each segment (in millions, except percentages):

	Three Months Ended
	Amount		Percentage
	October 30, 2010	October 24, 2009	October 30, 2010	October 24, 2009
Gross margin:
United States and Canada	$3,788	$3,285	64.4%	65.8%
European Markets	1,315	1,246	65.2%	68.4%
Emerging Markets	757	544	62.3%	63.0%
Asia Pacific Markets	1,054	902	64.3%	67.0%

Segment Total	6,914	5,977	64.3%	66.3%
Unallocated corporate items (1)	(159)	(89)

Total	$6,755	$5,888	62.8%	65.3%

(1)

The unallocated corporate items include the effects of amortization of acquisition-related intangible assets and share-based compensation expense. We do not allocate these items to gross margin for each segment because management does not include the information in measuring the performance of the operating segments.

In the first quarter of fiscal 2011, the gross margin percentage in the United States and Canada segment declined compared with the first quarter of fiscal 2010, primarily due to higher sales discounts, rebates and pricing; lower services gross margin and unfavorable product mix. Partially offsetting the decline were the impacts from increased shipment volume and lower overall manufacturing costs. The gross margin percentage in the European Markets segment decreased during the first quarter of fiscal 2011 compared with the prior year period due primarily to higher sales discounts, rebates and pricing and unfavorable mix, partially offset by higher shipment volume and lower overall manufacturing costs. In the first quarter of fiscal 2011, the gross margin percentage in the Emerging Markets segment decreased compared with the first quarter of 2010 primarily due to higher sales discounts; rebates and pricing; and increased services costs, all together partially offset by increased shipment volume and lower overall manufacturing costs. The gross margin percentage in the Asia Pacific Markets segment decreased during the first quarter of fiscal 2011 compared with the prior year period primarily due to higher sales discounts; unfavorable mix; and increased services costs, all together partially offset by the impact of increased shipment volume and lower overall manufacturing costs. For each of our segments, the negative impact of sales discounts, rebates and product pricing was driven by normal market factors and was within our expected range.

The gross margin percentage for a particular segment may fluctuate and period-to-period changes in such percentages may or may not be indicative of a trend for that segment. Our product and service gross margins may be impacted by economic downturns or uncertain economic conditions as well as our movement into market adjacencies and could decline if any of the factors that impact our gross margins are adversely affected in future periods.

Factors That May Impact Net Sales and Gross Margin

Net product sales may continue to be affected by factors including the recent global economic downturn and related market uncertainty, that have resulted in reduced or cautious spending in our global enterprise, service provider, and commercial markets; changes in the geopolitical environment and global economic conditions; competition, including price-focused competitors from Asia, especially from China; new product introductions; sales cycles and product implementation cycles; changes in the mix of our customers between service provider and enterprise markets; changes in the mix of direct sales and indirect sales; variations in sales channels; and final acceptance criteria of the product, system, or solution as specified by the customer. Sales to the service provider market have been and may be in the future characterized by large and sporadic purchases, especially relating to our router sales and sales of certain products within our New Products category. In addition, service provider customers typically have longer implementation cycles; require a broader range of services, including network design services; and often have acceptance provisions that can lead to a delay in revenue recognition. Certain of our customers in the Emerging Markets segment also tend to make large and sporadic purchases, and the net sales related to these transactions may similarly be affected by the timing of revenue recognition. As we focus on new market opportunities, customers may require greater levels of financing arrangements, service, and support, especially in the Emerging Markets segment, which may result in a delay in the timing of revenue recognition. To improve customer satisfaction, we continue to focus on managing our manufacturing lead-time performance, which may result in corresponding reductions in order backlog. A decline in backlog levels could result in more variability and less predictability in our quarter-to-quarter net sales and operating results.

Net product sales may also be adversely affected by fluctuations in demand for our products, especially with respect to telecommunications service providers and Internet businesses, whether or not driven by any slowdown in capital expenditures in the service provider market; price and product competition in the communications and information technology industry; introduction and market acceptance of new technologies and products; adoption of new networking standards; and financial difficulties experienced by our customers. We may, from time to time, experience manufacturing issues that create a delay in our suppliers’ ability to provide specific components, resulting in delayed shipments. To the extent that manufacturing issues and any related component shortages result in delayed shipments in the future, and particularly in periods when we and our suppliers are operating at higher levels of capacity, it is possible that revenue for a quarter could be adversely affected if such matters are not remediated within the same quarter. For additional factors that may impact net product sales, see “Part II, Item 1A. Risk Factors.” Our distributors and retail partners participate in various cooperative marketing and other programs. In addition, increasing sales to our distributors and retail partners generally result in greater difficulty in forecasting the mix of our products and, to a certain degree, the timing of orders from our customers. We recognize revenue for sales to our distributors and retail partners generally based on a sell-through method using information provided by them, and we maintain estimated accruals and allowances for all cooperative marketing and other programs.

Product gross margin may be adversely affected in the future by changes in the mix of products sold, including further periods of increased growth of some of our lower margin products; introduction of new products, including products with price-performance advantages; our ability to reduce production costs; entry into new markets, including markets with different pricing structures and cost structures, as a result of internal development or through acquisitions; changes in distribution channels; price competition, including competitors from Asia, especially those from China; changes in geographic mix of our product sales; the timing of revenue recognition and revenue deferrals; sales discounts; increases in material or labor costs, including share-based compensation expense; excess inventory and obsolescence charges; warranty costs; changes in shipment volume; loss of cost savings due to changes in component pricing; effects of value engineering; inventory holding charges; and the extent to which we successfully execute on our strategy and operating plans. Additionally, our manufacturing-related costs may be negatively impacted by constraints in our supply chain. Service gross margin may be impacted by various factors such as the change in mix between technical support services and advanced services; the timing of technical support service contract initiations and renewals; share-based compensation expense; and the timing of our strategic investments in headcount and resources to support this business.

Research and Development (R&D), Sales and Marketing, and General and Administrative (G&A) Expenses

R&D, sales and marketing, and G&A expenses are summarized in the following table (in millions, except percentages):

	Three Months Ended
	October 30, 2010	October 24, 2009	Variance in Dollars	Variance in Percent
Research and development	$1,431	$1,224	$207	16.9%
Percentage of net sales	13.3%	13.6%
Sales and marketing	2,402	2,010	392	19.5%
Percentage of net sales	22.3%	22.3%
General and administrative	458	425	33	7.8%
Percentage of net sales	4.3%	4.7%

Total	$4,291	$3,659	$632	17.3%

Percentage of net sales	39.9%	40.6%

As noted above, since many of our recent headcount-related investments were based on projections of higher revenue than we currently anticipate for the second quarter of 2011, we expect that operating expenses as a percentage of revenue will increase in the second quarter of fiscal 2011.

R&D Expenses

R&D expenses increased in the first quarter of fiscal 2011 compared with the first quarter of fiscal 2010, primarily due to higher headcount-related expenses, increased share-based compensation expense, and higher equipment expenditures and depreciation. All of our R&D costs are expensed as incurred, and we continue to invest in R&D in order to bring a broad range of products to market in a timely fashion. If we believe that we are unable to enter a particular market in a timely manner with internally developed products, we may purchase or license technology from other businesses, enter into partner relationships, or acquire businesses as an alternative to internal R&D.

Sales and Marketing Expenses

Sales and marketing expenses increased in the first quarter of fiscal 2011 compared with the first quarter of fiscal 2010 due to an increase of $296 million in sales expenses and an increase of $96 million in marketing expenses. Both the sales expense and the marketing expense components of the category increased during the period due to higher headcount-related expenses and higher share-based compensation expense. Additionally, and separately, sales expenses increased due to the impact of acquisitions while higher advertising expenses contributed further to the increase in marketing expenses.

G&A Expenses

The increase in G&A expenses in the first quarter of fiscal 2011 was due to higher share-based compensation expense, higher headcount-related expenses, and higher information technology expenses. These increases were partially offset by the absence during the first quarter of fiscal 2011 of certain non-income tax related expenses which were included in the first quarter of fiscal 2010.

Effect of Foreign Currency

In the first quarter of fiscal 2011, foreign currency fluctuations, net of hedging, decreased the combined R&D, sales and marketing, and G&A expenses by $26 million, or approximately 0.7%, compared with the first quarter of fiscal 2010.

Headcount

Our headcount increased by approximately 1,900 employees in the first quarter of fiscal 2011, which was attributable to targeted hiring as part of our investment in growth initiatives. We expect that our headcount additions in the near term will target areas where we see business momentum and opportunity.

Share-Based Compensation Expense

The following table summarizes share-based compensation expense (in millions):

	Three Months Ended
	October 30, 2010	October 24, 2009
Cost of sales—product	$15	$12
Cost of sales—service	43	33

Share-based compensation expense in cost of sales	58	45

Research and development	121	97
Sales and marketing	164	128
General and administrative	64	51

Share-based compensation expense in operating expenses	349	276

Total share-based compensation	$407	$321

Share-based compensation expense increased for the first quarter of fiscal 2011 compared with fiscal 2010 due primarily to a change in vesting periods from five to four years for awards granted beginning in fiscal 2009, the timing of annual employee grants, and the overall growth in headcount on a year-over-year basis.

Amortization of Purchased Intangible Assets and In-Process Research and Development

The following table presents the amortization of purchased intangible assets included in operating expenses and in-process R&D (in millions):

	Three Months Ended
	October 30, 2010	October 24, 2009
Amortization of purchased intangible assets included in operating expenses	$113	$105

The increase in the amortization of purchased intangible assets included in operating expenses for the first quarter of fiscal 2011 compared with the corresponding period of fiscal 2010 was due to increased amortization of purchased intangible assets from acquisitions completed during fiscal 2010. For additional information regarding purchased intangibles, see Note 4 to the Consolidated Financial Statements.

The fair value of acquired technology and patents, as well as technology under development, is determined at acquisition date primarily using the income approach, which discounts expected future cash flows to present value. The discount rates used in the present value calculations are typically derived from a weighted-average cost of capital analysis and then adjusted to reflect risks inherent in the development lifecycle as appropriate. We consider the pricing model for products related to these acquisitions to be standard within the high-technology communications industry, and the applicable discount rates represent the rates that market participants would use for valuation of such intangible assets.

Interest and Other Income, Net

Interest Income and Interest Expense

A summary of interest income and interest expense is as follows (in millions):

	Three Months Ended
	October 30, 2010	October 24, 2009
Interest income	$160	$168
Interest expense	(166)	(114)

Total	$(6)	$54

The decrease in interest income in the first quarter of fiscal 2011 was primarily due to lower average interest rates partially offset by higher average total cash and cash equivalents and fixed income securities balances compared with the first quarter of fiscal 2010. The increase in interest expense in the first quarter of fiscal 2011 compared with the first quarter of fiscal 2010 was due to additional interest expense related to our debt issuances in November 2009.

Other Income, Net

The components of other income, net, are as follows (in millions):

	Three Months Ended
	October 30, 2010	October 24, 2009
Net gains on investments in publicly traded equity securities	$19	$11
Net gains on investments in fixed income securities	71	6

Total net gains on available-for-sale investments	90	17
Net gains on investments in privately held companies	18	30

Net gains on investments	108	47
Other (losses) gains, net	(28)	14

Other income, net	$80	$61

The change in total net gains on available-for-sale investments in the first quarter of fiscal 2011 compared with the first quarter of fiscal 2010 was primarily attributable to higher gains on fixed income and publicly traded equity securities as a result of market conditions and the timing of sales of these securities. See Note 7 to the Consolidated Financial Statements for the unrealized gains and losses on investments.

The change in net gains on investments in privately held companies for the first quarter of fiscal 2011 compared with the first quarter of fiscal 2010 was primarily due to lower realized gains, partially offset by lower impairment charges in the first quarter of fiscal 2011. Impairment charges on investments in privately held companies were $3 million and $10 million for the first quarter of fiscal 2011 and 2010, respectively.

The change in other (losses) gains, net for the first quarter of fiscal 2011 compared with the first quarter of fiscal 2010 was primarily due to foreign exchange losses in the current period compared with gains in the prior period.

Provision for Income Taxes

The provision for income taxes resulted in an effective tax rate of 20.4% for the first quarter of fiscal 2011 compared with 20.2% for the first quarter of fiscal 2010. The net 0.2% increase in the effective tax rate between fiscal years was primarily attributable to the expiration of the U.S. federal R&D tax credit during the second quarter of fiscal 2010 offset by a decrease in non-deductible compensation.

Liquidity and Capital Resources

The following sections discuss the effects of changes in our balance sheet, as well as the impacts of our contractual obligations, other commitments, and the stock repurchase program on our liquidity and capital resources.

Balance Sheet and Cash Flows

Cash and Cash Equivalents and Investments

The following table summarizes our cash and cash equivalents and investments (in millions):

	October 30, 2010	July 31, 2010	Increase (Decrease)
Cash and cash equivalents	$3,796	$4,581	$(785)
Fixed income securities	33,790	34,029	(239)
Publicly traded equity securities	1,339	1,251	88

Total	$38,925	$39,861	$(936)

The decrease in cash and cash equivalents and investments in the first quarter of fiscal 2011 was primarily the result of the repurchase of common stock of $2.7 billion and capital expenditures of $0.3 billion, partially offset by cash provided by operations of $1.7 billion and proceeds from common stock issuance of $0.4 billion related to employee stock option exercises.

Our total in cash and cash equivalents and investments held outside of the United States in various foreign subsidiaries was $35.1 billion and $33.2 billion, as of October 30, 2010 and July 31, 2010, respectively. The remaining balance held in the United States as of October 30, 2010 and July 31, 2010 was $3.8 billion and $6.7 billion, respectively. Under current tax laws and regulations, if cash and cash equivalents and investments held outside the United States are distributed to the United States in the form of dividends or otherwise, we may be subject to additional U.S. income taxes and foreign withholding taxes. Of our outstanding senior fixed-rate notes, $3.0 billion matures and is repayable in February 2011. Accordingly, we may use a substantial portion of our cash and cash equivalents and investments held in the United States to repay these notes upon maturity.

We maintain an investment portfolio of various holdings, types, and maturities. We classify our investments as short term investments based on their nature and their availability for use in current operations. We believe the overall credit quality of our portfolio is strong, with our cash equivalents and our fixed income portfolio consisting primarily of the highest quality investment-grade securities. We believe that our strong cash and cash equivalents and investments position allows us to use our cash resources for strategic investments to gain access to new technologies, for acquisitions, for customer financing activities, for working capital needs, for the repurchase of shares of common stock, and for fulfilling our intention to begin paying a cash dividend.

We expect that cash provided by operating activities may fluctuate in future periods as a result of a number of factors, including fluctuations in our operating results, the rate at which products are shipped during the quarter (which we refer to as shipment linearity), the timing and collection of accounts receivable and financing receivables, inventory and supply chain management, deferred revenue, excess tax benefits resulting from share-based compensation, and the timing and amount of tax and other payments. For additional discussion, see “Part II, Item 1A. Risk Factors.”

Accounts Receivable, Net

The following table summarizes our accounts receivable, net (in millions) and DSO:

	October 30, 2010	July 31, 2010	Increase (Decrease)
Accounts receivable, net	$4,471	$4,929	$(458)
DSO	38	41	(3)

Our accounts receivable, net declined approximately 9% compared with the end of fiscal 2010. Our DSO as of October 30, 2010 was lower by three days compared with the total for the fourth quarter of fiscal 2010. The decline was a reflection of the improvement in distribution of shipment billings over the three month period within the first quarter of fiscal 2011 as compared to the fourth quarter of fiscal 2010. In the fourth quarter of fiscal 2010, a higher proportion of billings took place in the final month of the quarterly period.

Inventories and Purchase Commitments with Contract Manufacturers and Suppliers

The following table summarizes our inventories and purchase commitments with contract manufacturers and suppliers (in millions, except annualized inventory turns):

	October 30, 2010	July 31, 2010	Increase (Decrease)
Inventories	$1,523	$1,327	$196
Annualized inventory turns	11.2	12.6	(1.4)
Purchase commitments with contract manufacturers and suppliers	$4,048	$4,319	$(271)

The decrease in our purchase commitments with contract manufacturers and suppliers reflects improvement in lead times and the mitigation of many of the constraints at our component suppliers that we experienced in fiscal 2010. While we may experience longer than normal lead times in the future, our lead times improved on nearly all of our products in the first quarter of fiscal 2011. At the end of the first quarter of fiscal 2011, product lead times to customers were within a normal range for nearly all of our products.

Inventories increased during the first quarter of fiscal 2011 primarily as a result of seasonality related to our video connected home business, specifically related to video systems, Flip Video products, and networked home products. Our finished goods consist of distributor inventory and deferred cost of sales and manufactured finished goods. Distributor inventory and deferred cost of sales are related to unrecognized revenue on shipments to distributors and retail partners as well as shipments to customers. Manufactured finished goods consist primarily of build-to-order and build-to-stock products. Service-related spares consist of reusable equipment related to our technical support and warranty activities. All inventories are accounted for at the lower of cost or market. Inventory is written down based on excess and obsolete inventories determined primarily by future demand forecasts. Inventory write-downs are measured as the difference between the cost of the inventory and market, based upon assumptions about future demand, and are charged to the provision for inventory, which is a component of our cost of sales.

We purchase components from a variety of suppliers and use several contract manufacturers to provide manufacturing services for our products. During the normal course of business, in order to manage manufacturing lead times and help ensure adequate component supply, we enter into agreements with contract manufacturers and suppliers that allow them to procure inventory based upon criteria as defined by us or that establish the parameters defining our requirements and our commitment to securing manufacturing capacity. A significant portion of our reported purchase commitments arising from these agreements are firm, noncancelable, and unconditional commitments. In certain instances, these agreements allow us the option to cancel, reschedule, and adjust our requirements based on our business needs prior to firm orders being placed. Our purchase commitments are for short-term product manufacturing requirements as well as for commitments to suppliers to secure manufacturing capacity.

We record a liability, included in other current liabilities, for firm, noncancelable, and unconditional purchase commitments for quantities in excess of our future demand forecasts consistent with our valuation method for excess and obsolete inventory. The purchase commitments for inventory are expected to be primarily fulfilled within one year.

Inventory and supply chain management remain areas of focus as we balance the need to maintain supply chain flexibility to help ensure competitive lead times with the risk of inventory obsolescence because of rapidly changing technology and customer requirements. We believe the amount of our inventory and purchase commitments is appropriate for our revenue levels.

Financing Receivables and Guarantees

The following table summarizes our financing receivables, financing guarantees, and the related deferred revenue (in millions):

	October 30, 2010	July 31, 2010	Increase (Decrease)
Lease receivables	$2,360	$2,196	$164
Financed service contracts	1,758	1,773	(15)
Loan receivables	1,262	1,249	13

Gross financing receivables less unearned income	5,380	5,218	162
Financing guarantees—channel partner	412	448	(36)
Financing guarantees—end-user customers	294	304	(10)

Gross financing receivables and guarantees	6,086	5,970	116
Allowances for financing receivables	(335)	(301)	(34)
Deferred revenue related to financing receivables and guarantees	(2,649)	(2,681)	32

Financing receivables and guarantees, net	$3,102	$2,988	$114

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

Financing Guarantees In the normal course of business, third parties may provide financing arrangements to our customers and channel partners under financing programs. The financing arrangements to customers provided by third parties are related to leases and loans and typically have terms of up to three years. In some cases, we provide guarantees to third parties for these lease and loan arrangements. The financing arrangements to channel partners consist of revolving short-term financing provided by third parties, generally with payment terms ranging from 60 to 90 days. In certain instances, these financing arrangements result in a transfer of our receivables to the third party. The receivables are derecognized upon transfer, as these transfers qualify as true sales, and we receive payments for the receivables from the third party based on our standard payment terms. These financing arrangements facilitate the working capital requirements of the channel partners and, in some cases, we guarantee a portion of these arrangements. We could be called upon to make payments under these guarantees in the event of nonpayment by the channel partners or end-user customers. Historically, our payments under such arrangements have been immaterial. Where we provide a guarantee, we defer the revenue associated with the channel partner and end-user financing arrangement in accordance with revenue recognition policies, or we record a liability for the fair value of the guarantees. In either case, the deferred revenue is recognized as revenue when the guarantee is removed.

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

Borrowings

Senior Notes The following table summarizes the principal amount of our senior notes (in millions):

	October 30, 2010	July 31, 2010	Increase (Decrease)
Senior notes :
5.25% fixed-rate notes, due 2011 (“2011 Notes”)	$3,000	$3,000	$—
2.90% fixed-rate notes, due 2014 (“2014 Notes”)	500	500	—
5.50% fixed-rate notes, due 2016 (“2016 Notes”)	3,000	3,000	—
4.95% fixed-rate notes, due 2019 (“2019 Notes”)	2,000	2,000	—
4.45% fixed-rate notes, due 2020 (“2020 Notes”)	2,500	2,500	—
5.90% fixed-rate notes, due 2039 (“2039 Notes”)	2,000	2,000	—
5.50% fixed-rate notes, due 2040 (“2040 Notes”)	2,000	2,000	—

Total	$15,000	$15,000	$—

Interest is payable semiannually on each class of the senior fixed-rate notes, each of which is redeemable by us at any time, subject to a make-whole premium. We were in compliance with all debt covenants as of October 30, 2010.

Other Notes and Borrowings Other notes and borrowings include notes and credit facilities with a number of financial institutions that are available to certain of our foreign subsidiaries. The amount of borrowings outstanding under these arrangements was $43 million and $59 million as of October 30, 2010 and July 31, 2010, respectively.

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

We may also, upon the agreement of either the then-existing lenders or additional lenders not currently parties to the agreement, increase the commitments under the credit facility by up to an additional $1.9 billion and/or extend the expiration date of the credit facility up to August 15, 2014. As of October 30, 2010, we were in compliance with the required interest coverage ratio and the other covenants, and we had not borrowed any funds under the credit facility.

Deferred Revenue

The following table presents the breakdown of deferred revenue (in millions):

	October 30, 2010	July 31, 2010	Increase (Decrease)
Service	$7,169	$7,428	$(259)
Product	3,567	3,655	(88)

Total	$10,736	$11,083	$(347)

Reported as:
Current	$7,420	$7,664	$(244)
Noncurrent	3,316	3,419	(103)

Total	$10,736	$11,083	$(347)

The decrease in deferred service revenue reflects the ongoing amortization of deferred service revenue, partially offset by the impact of new contract initiations and renewals, which typically are seasonally lower in the first quarter. The decrease in deferred product revenue was primarily due to a decrease in shipments not having met revenue recognition criteria and due to the timing of cash receipts related to unrecognized revenue from two-tier distributors.

Operating Leases

We lease office space in several U.S. locations. Outside the United States, larger leased sites are located in Australia, Belgium, China, Germany, India, Israel, Italy, Japan, Norway, and the United Kingdom. We also lease equipment and vehicles. The future minimum lease payments under all our noncancelable operating leases with an initial term in excess of one year as of October 30, 2010 were $1.3 billion.

Other Commitments

In connection with our business combinations and asset purchases, we have agreed to pay certain additional amounts contingent upon the achievement of certain agreed-upon technology, development, product, or other milestones, or upon continued employment with us of certain employees of acquired entities. We expect to make a milestone payment during the second quarter of fiscal 2011 of approximately $300 million related to Nuova Systems. As of October 30, 2010 the associated liability amount is included in other current liabilities.

We also have certain funding commitments primarily related to our investments in privately-held companies and venture funds, some of which are based on the achievement of certain agreed-upon milestones, and some of which are required to be funded on demand. The funding commitments were $257 million as of October 30, 2010, compared with $279 million as of July 31, 2010.

Off-Balance Sheet Arrangements

We consider our investments in unconsolidated variable interest entities to be off-balance sheet arrangements. In the ordinary course of business, we have investments in privately held companies and provide financing to certain customers. These privately held companies and customers may be considered to be variable interest entities. We evaluate on an ongoing basis our investments in these privately held companies and customer financings and have determined that as of October 30, 2010 there were no material unconsolidated variable interest entities. Additionally, we have determined that our potential maximum exposure to loss with investments in these privately held companies and customer financings was not material.

On an ongoing basis, we reassess our investments in privately held companies and customer financings to determine if they are variable interest entities and if we would be regarded as the primary beneficiary pursuant to the applicable accounting guidance. As a result of this ongoing assessment, we may be required to make additional disclosures or consolidate these entities. Because we may not control these entities, we may not have the ability to influence these events.

We provide financing guarantees, which are generally for various third-party financing arrangements extended to our channel partners and end-user customers. We could be called upon to make payments under these guarantees in the event of nonpayment by the channel partners or end-user customers. See the discussion of these financing guarantees under “Financing Receivables and Guarantees.”

Securities Lending

We periodically engage in securities lending activities with certain of our available-for-sale investments. These transactions, with a daily balance averaging less than 25% of our total available-for-sale investments portfolio, are accounted for as a secured lending of the securities, and the securities are typically loaned only on an overnight basis. We require collateral equal to at least 102% of the fair market value of the loaned security, and that the collateral be in the form of cash or liquid, high-quality assets. We engage in these secured lending transactions only with highly creditworthy counterparties, and the associated portfolio custodian has agreed to indemnify us against any collateral losses. As of October 30, 2010 and July 31, 2010, we had no outstanding securities lending transactions. We believe these arrangements do not present a material impact or risk to our liquidity requirements. We did not experience any losses in connection with the secured lending of securities during the periods presented.

Stock Repurchase Program

In September 2001, our Board of Directors authorized a stock repurchase program. As of October 30, 2010, our Board of Directors had authorized an aggregate repurchase of up to $72 billion of common stock under this program and the remaining authorized repurchase amount was $4.5 billion with no termination date. In addition, on November 18, 2010, our Board of Directors authorized the repurchase of up to an additional $10 billion of our common stock under this program with no termination date. The stock repurchase activity under the stock repurchase program, reported based on the trade date, during the first quarter of fiscal 2011 is summarized as follows (in millions, except per-share amounts):

Three Months Ended October 30, 2010	Shares Repurchased	Weighted- Average Price per Share	Amount Repurchased
Cumulative balance at July 31, 2010	3,127	$20.78	$64,982
Repurchase of common stock under the stock repurchase program	113	22.14	2,500

Cumulative balance at October 30, 2010	3,240	$20.83	$67,482

Liquidity and Capital Resource Requirements

We intend to begin paying a cash dividend on our common stock during fiscal 2011. Based on past performance and current expectations, we believe our cash and cash equivalents, investments, cash generated from operations and ability to access capital markets and committed credit lines, will satisfy our liquidity requirements including the following: working capital needs, capital expenditures, investment requirements, stock repurchases, contractual obligations, commitments, principal payments on debt, future customer financings, and other liquidity requirements associated with our operations through at least the next 12 months. There are no other transactions, arrangements, or other relationships with unconsolidated entities or other persons that are reasonably likely to materially affect liquidity, the availability, and our requirements for capital resources.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Our financial position is exposed to a variety of risks including interest rate risk, equity price risk, and foreign currency exchange risk.

Interest Rate Risk

Fixed Income Securities

We maintain an investment portfolio of various holdings, types, and maturities. Our primary objective for holding fixed income securities is to achieve an appropriate investment return consistent with preserving principal and managing risk. At any time, a sharp rise in market interest rates could have a material adverse impact on the fair value of our fixed income investment portfolio. Conversely, declines in interest rates, including the impact from lower credit spreads, could have a material adverse impact on interest income for our investment portfolio. We may utilize derivative instruments designated as hedging instruments to achieve our investment objectives. We had no outstanding hedging instruments for our fixed income securities as of October 30, 2010. Our fixed income instruments are held for purposes other than trading. Our fixed income instruments are not leveraged as of October 30, 2010. See Note 7 to the Consolidated Financial Statements. We monitor our interest rate and credit risks, including our credit exposures to specific rating categories and to individual issuers. We believe the overall credit quality of our portfolio is strong.

Debt

As of October 30, 2010, we had $15.0 billion in principal amount of fixed-rate senior notes outstanding, with a carrying amount of $15.2 billion and a fair value of $16.6 billion, which fair value is based on market prices. As of October 30, 2010, a hypothetical 50 basis points (“BPS”) increase or decrease in market interest rates would change the fair value of the fixed-rate debt, excluding the $1.5 billion of hedged debt, by a decrease of approximately $550 million and an increase of approximately $600 million, respectively. However, this hypothetical change in interest rates would not impact the interest expense on the fixed-rate debt.

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

Publicly Traded Equity Securities

The following tables present the hypothetical fair values of publicly traded equity securities as a result of selected potential decreases and increases in the price of each equity security in the portfolio, excluding hedged equity securities, if any. Potential fluctuations in the price of each equity security in the portfolio of plus or minus 10%, 20%, and 30% were selected based on potential near-term changes in those security prices. The hypothetical fair values as of October 30, 2010 and July 31, 2010 are as follows (in millions):

	VALUATION OF SECURITIES GIVEN AN X% DECREASE IN EACH STOCK’S PRICE			FAIR VALUE AS OF OCTOBER 30, 2010	VALUATION OF SECURITIES GIVEN AN X% INCREASE IN EACH STOCK’S PRICE
	(30%)	(20%)	(10%)		10%	20%	30%
Publicly traded equity securities	$937	$1,071	$1,205	$1,339	$1,473	$1,607	$1,741

	VALUATION OF SECURITIES GIVEN AN X% DECREASE IN EACH STOCK’S PRICE			FAIR VALUE AS OF JULY 31, 2010	VALUATION OF SECURITIES GIVEN AN X% INCREASE IN EACH STOCK’S PRICE
	(30%)	(20%)	(10%)		10%	20%	30%
Publicly traded equity securities	$876	$1,001	$1,126	$1,251	$1,376	$1,501	$1,626

There were no impairment charges on our investments in publicly traded equity securities in the first quarter of fiscal 2011 and the first quarter of fiscal 2010.

Investments in Privately Held Companies

We have also invested in privately held companies. These investments are recorded in other assets in our Consolidated Balance Sheets and are accounted for using either the cost or the equity method. As of October 30, 2010, the total carrying amount of our investments in privately held companies was $779 million, compared with $756 million at July 31, 2010. Some of the privately held companies in which we invested are in the startup or development stages. These investments are inherently risky because the markets for the technologies or products these companies are developing are typically in the early stages and may never materialize. We could lose our entire investment in these companies. Our evaluation of investments in privately held companies is based on the fundamentals of the businesses, including, among other factors, the nature of their technologies and potential for financial return. Our impairment charges on investments in privately held companies were $3 million and $10 million for the first quarters of fiscal 2011 and fiscal 2010, respectively.

Foreign Currency Exchange Risk

Our foreign exchange forward and option contracts are summarized as follows (in millions):

	October 30, 2010		July 31, 2010
	Notional Amount	Fair Value	Notional Amount	Fair Value
Forward contracts:
Purchased	$3,418	$45	$3,368	$26
Sold	$866	$(5)	$878	$(7)
Option contracts:
Purchased	$1,300	$94	$1,582	$56
Sold	$1,246	$(10)	$1,507	$(6)

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

Approximately 70% of our operating expenses are U.S.-dollar denominated. Foreign currency fluctuations, net of hedging, decreased our operating expenses, categorized as research and development, sales and marketing, and general and administrative, by approximately 0.7% in the first quarter of fiscal 2011 compared with the corresponding period of fiscal 2010. To reduce variability in operating expenses and service cost of sales caused by non-U.S.-dollar denominated operating expenses and costs, we hedge certain foreign currency forecasted transactions with currency options and forward contracts. These hedging programs are not designed to provide foreign currency protection over long time horizons. In designing a specific hedging approach, we consider several factors, including offsetting exposures, significance of exposures, costs associated with entering into a particular hedge instrument, and potential effectiveness of the hedge. The gains and losses on foreign exchange contracts mitigate the effect of currency movements on our operating expenses and service cost of sales.

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

Changes in internal control over financial reporting. There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our first quarter of fiscal 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

Brazilian authorities have investigated our Brazilian subsidiary and certain of our current and former employees, as well as a Brazilian importer of our products, and its affiliates and employees, relating to alleged evasion of import taxes and alleged improper transactions involving the subsidiary and the importer. Brazilian authorities have assessed claims against our Brazilian subsidiary based on a theory of joint liability with the Brazilian importer for import taxes and related penalties. The claims are for calendar years 2003 through 2007 and aggregate to approximately $200 million for the alleged evasion of import taxes, $250 million for interest, and approximately $1.7 billion for various penalties, all determined using an exchange rate as of October 30, 2010. We have completed a thorough review of the matter and believe the asserted tax claims against us are without merit, and we intend to defend the claims vigorously. While we believe there is no legal basis for our alleged liability, due to the complexities and uncertainty surrounding the judicial process in Brazil and the nature of the claims asserting joint liability with the importer, we are unable to determine the likelihood of an unfavorable outcome against us and are unable to reasonably estimate a range of loss, if any. We do not expect a final judicial determination for several years.

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

Set forth below and elsewhere in this report and in other documents we file with the SEC are descriptions of the risks and uncertainties that could cause our actual results to differ materially from the results contemplated by the forward-looking statements contained in this report. The descriptions below include any material changes to and supersede the description of the risk factors affecting our business previously disclosed in “Part I, Item 1A. Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended July 31, 2010.

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

•

The introduction and market acceptance of new technologies and products and our success in new and evolving markets, including in our New Products category and emerging technologies, as well as the adoption of new standards

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

OUR OPERATING RESULTS MAY BE ADVERSELY AFFECTED BY UNFAVORABLE ECONOMIC AND MARKET CONDITIONS AND THE UNCERTAIN GEOPOLITICAL ENVIRONMENT

Challenging economic conditions worldwide have from time to time contributed, and may continue to contribute, to slowdowns in the communications and networking industries at large, as well as in specific segments and markets in which we operate, resulting in:

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

The timing of large orders can also have a significant effect on our business and operating results from quarter to quarter, primarily in the United States and in our Emerging Markets segment and other emerging countries. From time to time, we receive large orders that have a significant effect on our operating results in the period in which the order is recognized as revenue. The timing of such orders is difficult to predict, and the timing of revenue recognition from such orders may affect period to period changes in net sales. As a result, our operating results could vary materially from quarter to quarter based on the receipt of such orders and their ultimate recognition as revenue.

Inventory management remains an area of focus. We experienced longer than normal lead times on several of our products in fiscal 2010. This was attributable in part to increasing demand driven by the improvement in our overall markets, and similar to what has happened in the industry, the longer than normal lead time extensions also stemmed from supplier constraints based upon their labor and other actions taken during the global economic downturn. We continue to see challenges at some of our component suppliers. Longer manufacturing lead times in the past have caused some customers to place the same order multiple times within our various sales channels and to cancel the duplicative orders upon receipt of the product, or to place orders with other vendors with shorter manufacturing lead times. Such multiple ordering (along with other factors) or risk of order cancellation may cause difficulty in predicting our sales and, as a result, could impair our ability to manage parts inventory effectively. In addition, our efforts to improve manufacturing lead-time performance may result in corresponding reductions in order backlog. A decline in backlog levels could result in more variability and less predictability in our quarter-to-quarter net sales and operating results. In addition, when facing component supply-related challenges, we have increased our efforts in procuring components in order to meet customer expectations which in turn contributes to an increase in purchase commitments. Increases in our purchase commitments to shorten lead times could also lead to excess and obsolete inventory charges if the demand for our products is less than our expectations.

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

Sales to the service provider market have been characterized by large and sporadic purchases, especially relating to our router sales and sales of certain products in our New Products category, in addition to longer sales cycles. In the past, we have experienced significant weakness in sales to service providers over certain extended periods of time as market conditions have fluctuated. Sales activity in this industry depends upon the stage of completion of expanding network infrastructures; the availability of funding; and the extent to which service providers are affected by regulatory, economic, and business conditions in the country of operations. Weakness in orders from this industry, including as a result of any slowdown in capital expenditures by service providers (which may be more prevalent during a global economic downturn or periods of economic uncertainty), could have a material adverse effect on our business, operating results, and financial condition. For example, during fiscal 2009, we experienced a slowdown in service provider capital expenditures globally, and in the first quarter of fiscal 2011 we experienced a slowdown in certain segments of this market, including in capital expenditures by some service provider customers and in sales of our traditional cable set-top boxes in our United States and Canada segment. Such slowdowns may continue or recur in future periods. Orders from this industry could decline for many reasons other than the competitiveness of our products and services within their respective markets. For example, in the past, many of our service provider customers have been materially and adversely affected by slowdowns in the general economy, by overcapacity, by changes in the service provider market, by regulatory developments, and by constraints on capital availability, resulting in business failures and substantial reductions in spending and expansion plans. These conditions have materially harmed our business and operating results in the past, and some of these or other conditions in the service provider market could affect our business and operating results in any future period. Finally, service provider customers typically have longer implementation cycles; require a broader range of services, including design services; demand that vendors take on a larger share of risks; often require acceptance provisions, which can lead to a delay in revenue recognition; and expect financing from vendors. All these factors can add further risk to business conducted with service providers.

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

THE MARKETS IN WHICH WE COMPETE ARE INTENSELY COMPETITIVE, WHICH COULD ADVERSELY AFFECT OUR ACHIEVEMENT OF REVENUE GROWTH

The markets in which we compete are characterized by rapid change, converging technologies, and a migration to networking and communications solutions that offer relative advantages. These market factors represent a competitive threat to us. We compete with numerous vendors in each product category. The overall number of our competitors providing niche product solutions may increase. Also, the identity and composition of competitors may change as we increase our activity in markets for our New Products and in market adjacencies. As we continue to expand globally, we may see new competition in different geographic regions. In particular, we have experienced price-focused competition from competitors in Asia, especially from China, and we anticipate this will continue. Our competitors include Alcatel-Lucent; ARRIS Group, Inc.; Aruba Networks, Inc.; Avaya Inc.; Belden Inc.; Brocade Communications Systems, Inc.; Check Point Software Technologies Ltd.; Citrix Systems, Inc.; D-Link Corporation; LM Ericsson Telephone Company; Extreme Networks, Inc.; F5 Networks, Inc.; Force10 Networks, Inc.; Fortinet, Inc.; Hewlett-Packard Company; Huawei Technologies Co., Ltd.; International Business Machines Corporation; Juniper Networks, Inc.; LogMeIn, Inc.; Meru Networks, Inc.; Microsoft Corporation; Motorola, Inc.; NETGEAR, Inc.; Polycom, Inc.; Riverbed Technology, Inc.; and Symantec Corporation; among others.

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

OUR INVENTORY MANAGEMENT RELATING TO OUR SALES TO OUR TWO-TIER DISTRIBUTION CHANNEL IS COMPLEX, AND EXCESS INVENTORY MAY HARM OUR GROSS MARGINS

We must manage our inventory relating to sales to our distributors and retail partners effectively, because inventory held by them could affect our results of operations. Our distributors and retail partners may increase orders during periods of product shortages, cancel orders if their inventory is too high, or delay orders in anticipation of new products. They also may adjust their orders in response to the supply of our products and the products of our competitors that are available to them and in response to seasonal fluctuations in end-user demand. Revenue to our distributors and retail partners generally is recognized based on a sell-through method using information provided by them, and they are generally given business terms that allow them to return a portion of inventory, receive credits for changes in selling price, and participate in various cooperative marketing programs. Inventory management remains an area of focus as we balance the need to maintain strategic inventory levels to ensure competitive lead times against the risk of inventory obsolescence because of rapidly changing technology and customer requirements. We continue to see challenges at some of our component suppliers and, when facing component supply-related challenges, have increased our efforts in procuring components in order to meet customer expectations. If we ultimately determine that we have excess inventory, we may have to reduce our prices and write down inventory, which in turn could result in lower gross margins.

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

Accordingly, our revenue and gross margins could suffer until other sources can be developed. Our operating results would also be adversely affected if, anticipating greater demand than actually develops, we commit to the purchase of more components than we need, which is more likely to occur in a period of demand uncertainties such as we are currently experiencing. There can be no assurance that we will not encounter these problems in the future. Although in many cases we use standard parts and components for our products, certain components are presently available only from a single source or limited sources, and a global economic downturn and related market uncertainty could negatively impact the availability of components from one or more of these sources, especially during times such as we have recently seen when there are supplier constraints based on labor and other actions taken during economic downturns. We may not be able to diversify sources in a timely manner, which could harm our ability to deliver products to customers and seriously impact present and future sales.

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

Manufacturing capacity and component supply constraints could continue to be significant issues for us. We purchase components from a variety of suppliers and use several contract manufacturers to provide manufacturing services for our products. During the normal course of business, in order to improve manufacturing lead-time performance and to help ensure adequate component supply, we enter into agreements with contract manufacturers and suppliers that either allow them to procure inventory based upon criteria as defined by us or that establish the parameters defining our requirements. In certain instances, these agreements allow us the option to cancel, reschedule, and adjust our requirements based on our business needs prior to firm orders being placed. When facing component supply-related challenges, we have increased our efforts in procuring components in order to meet customer expectations which in turn contributes to an increase in purchase commitments. Increases in our purchase commitments to shorten lead times could also lead to excess and obsolete inventory charges if the demand for our products is less than our expectations. If we fail to anticipate customer demand properly, an oversupply of parts could result in excess or obsolete components that could adversely affect our gross margins. For additional information regarding our purchase commitments with contract manufacturers and suppliers, see Note 11 to the Consolidated Financial Statements contained in this report.

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

This could result in competitors providing those solutions before we do and loss of market share, net sales, and earnings. The success of new products depends on several factors, including proper new product definition, component costs, timely completion and introduction of these products, differentiation of new products from those of our competitors, and market acceptance of these products. There can be no assurance that we will successfully identify new product opportunities, develop and bring new products to market in a timely manner, or achieve market acceptance of our products or that products and technologies developed by others will not render our products or technologies obsolete or noncompetitive. The products and technologies in our New Products category and that we identify as “emerging technologies” may not prove to have the market success we anticipate, and we may not successfully identify and invest in other emerging or new products.

OVER THE LONG TERM WE INTEND TO INCREASE OUR INVESTMENT IN ENGINEERING, SALES, SERVICE, MARKETING AND MANUFACTURING ACTIVITIES, AND THESE INVESTMENTS MAY ACHIEVE DELAYED, OR LOWER THAN EXPECTED BENEFITS WHICH COULD HARM OUR OPERATING RESULTS

While focusing on managing our costs and expenses, we have increased our headcount in recent quarters, and over the long term we intend to continue to add personnel and other resources to our engineering, sales, service, marketing and manufacturing functions. We are likely to recognize the costs associated with these investments earlier than some of the anticipated benefits, and the return on these investments may be lower, or may develop more slowly, than we expect. If we do not achieve the benefits anticipated from these investments, or if the achievement of these benefits is delayed, our operating results may be adversely affected.

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

ENTRANCE INTO NEW OR DEVELOPING MARKETS EXPOSES US TO ADDITIONAL COMPETITION AND WILL LIKELY INCREASE DEMANDS ON OUR SERVICE AND SUPPORT OPERATIONS

As we focus on new market opportunities—for example, storage; wireless; security; transporting data, voice, and video traffic across the same network; and other areas within our New Products category, emerging technologies, and market adjacencies—we will increasingly compete with large telecommunications equipment suppliers as well as startup companies. Several of our competitors may have greater resources, including technical and engineering resources, than we do. Additionally, as customers in these markets complete infrastructure deployments, they may require greater levels of service, support, and financing than we have provided in the past, especially in the Emerging Markets segment. Demand for these types of service, support, or financing contracts may increase in the future. There can be no assurance that we can provide products, service, support, and financing to effectively compete for these market opportunities.

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

We conduct significant sales and customer support operations in countries outside of the United States; maintain a manufacturing facility for a substantial portion of our video systems products in Juarez, Mexico; and also depend on non-U.S. operations of our contract manufacturers, component suppliers and distribution partners. Although sales in our Emerging Markets segment decreased during the recent global economic downturn, our Emerging Markets segment generally has been a relatively fast growing segment, and we have announced plans to expand our commitments and expectations in this segment. As such, our growth depends in part on our increasing sales into this segment. We also intend to expand our level of business activity in two large emerging countries, India and China, and our growth in the Asia Pacific Markets segment will also depend in part upon our increasing sales in these countries. Our future results could be materially adversely affected by a variety of factors relating to our operations outside the United States, any or all of which could have a material adverse effect on our operating results and financial condition, including, among others, the following:

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

WE ARE EXPOSED TO THE CREDIT RISK OF SOME OF OUR CUSTOMERS AND TO CREDIT EXPOSURES IN WEAKENED MARKETS, WHICH COULD RESULT IN MATERIAL LOSSES

Most of our sales are on an open credit basis, with typical payment terms of 30 days in the United States and, because of local customs or conditions, longer in some markets outside the United States. We monitor individual customer payment capability in granting such open credit arrangements, seek to limit such open credit to amounts we believe the customers can pay, and maintain reserves we believe are adequate to cover exposure for doubtful accounts. Beyond our open credit arrangements, we have also experienced demands for customer financing and facilitation of leasing arrangements. We expect demand for customer financing to continue, and recently we have been experiencing an increase in this demand as the credit markets have been impacted by the recent global economic downturn and related market uncertainty, including increased demand from customers in certain countries within our Emerging Markets segment. We believe customer financing is a competitive factor in obtaining business, particularly in serving customers involved in significant infrastructure projects. Our loan financing arrangements may include not only financing the acquisition of our products and services but also providing additional funds for other costs associated with network installation and integration of our products and services.

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

ADVERSE RESOLUTION OF LITIGATION OR GOVERNMENTAL INVESTIGATIONS MAY HARM OUR OPERATING RESULTS OR FINANCIAL CONDITION

We are a party to lawsuits in the normal course of our business. Litigation can be expensive, lengthy, and disruptive to normal business operations. Moreover, the results of complex legal proceedings are difficult to predict. For example, Brazilian authorities have investigated our Brazilian subsidiary and certain of our current and former employees, as well as a Brazilian importer of our products, and its affiliates and employees, relating to alleged evasion of import taxes and alleged improper transactions involving the subsidiary and the importer. Brazilian authorities have assessed claims against our Brazilian subsidiary based on a theory of joint liability with the Brazilian importer for import taxes and related penalties. The claims are for calendar years 2003 through 2007 and aggregate to approximately $200 million for the alleged evasion of import taxes, approximately $250 million for interest, and approximately $1.7 billion for various penalties, all determined using an exchange rate as of October 30, 2010. We have completed a thorough review of the matter and believe the asserted tax claims against us are without merit, and we intend to defend the claims vigorously. While we believe there is no legal basis for our alleged liability, due to the complexities and uncertainty surrounding the judicial process in Brazil and the nature of the claims asserting joint liability with the importer, we are unable to determine the likelihood of an unfavorable outcome against us and are unable to reasonably estimate a range of loss, if any. An unfavorable resolution of lawsuits or governmental investigations could have a material adverse effect on our business, operating results, or financial condition. For additional information regarding certain of the matters in which we are involved, see Item 1, “Legal Proceedings,” contained in Part II of this report.

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

We maintain an investment portfolio of various holdings, types, and maturities. These securities are generally classified as available-for-sale and, consequently, are recorded on our Consolidated Balance Sheets at fair value with unrealized gains or losses reported as a component of accumulated other comprehensive income, net of tax. Our portfolio includes fixed income securities and equity investments in publicly traded companies, the values of which are subject to market price volatility to the extent unhedged. If such investments suffer market price declines, as we experienced with some of our investments during fiscal 2009, we may recognize in earnings the decline in the fair value of our investments below their cost basis when the decline is judged to be other than temporary. For information regarding the sensitivity of and risks associated with the market value of portfolio investments and interest rates, refer to the section titled “Quantitative and Qualitative Disclosures About Market Risk”. Our investments in private companies are subject to risk of loss of investment capital. These investments are inherently risky because the markets for the technologies or products they have under development are typically in the early stages and may never materialize. We could lose our entire investment in these companies.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a) None.

(b) None.

(c) Issuer Purchases of Equity Securities (in millions, except per-share amounts)

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (2)
August 1, 2010 to August 28, 2010	85	$22.32	85	$5,140
August 29, 2010 to September 25, 2010	22	$20.84	16	$4,801
September 26, 2010 to October 30, 2010	12	$22.72	12	$4,518

Total	119	$22.08	113

(1)	Includes approximately 6.3 million shares repurchased to satisfy tax withholding obligations that arose on the vesting of shares of restricted stock and restricted stock units.

(2)

On September 13, 2001, we announced that our Board of Directors had authorized a stock repurchase program. As of October 30, 2010, our Board of Directors had authorized the repurchase of up to $72 billion of common stock under this program. During the first quarter of fiscal 2011, we repurchased and retired 113 million shares of our common stock under this program at a weighted-average price of $22.14 per share for an aggregate purchase price of $2.5 billion. As of October 30, 2010, we had repurchased and retired 3.2 billion shares of our common stock at a weighted-average price of $20.83 per share for an aggregate purchase price of $67.5 billion since inception of the stock repurchase program, and the remaining authorized amount for stock repurchases under this program was $4.5 billion with no termination date. In addition, on November 18, 2010, our Board of Directors authorized the repurchase of up to an additional $10 billion of our common stock under this program with no termination date.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Reserved

Item 5.	Other Information

None.

Item 6.	Exhibits

The following documents are filed as Exhibits to this report:

10.1	Cisco Systems, Inc. 2005 Stock Incentive Plan (including related form agreements) (incorporated by reference to Exhibit 10.1 of Form 10-K (File No. 0-18225) filed September 21, 2010)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32.1	Section 1350 Certification of Principal Executive Officer

32.2	Section 1350 Certification of Principal Financial Officer

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	XBRL (Extensible Business Reporting Language) information is furnished and not filed herewith, is not a part of a registration statement or Prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Cisco Systems, Inc.

Date: November 23, 2010	By	/s/ Frank A. Calderoni
Frank A. Calderoni Executive Vice President and Chief Financial Officer (Principal Financial Officer and duly authorized signatory)

EXHIBIT INDEX

10.1	Cisco Systems, Inc. 2005 Stock Incentive Plan (including related form agreements) (incorporated by reference to Exhibit 10.1 of Form 10-K (File No. 0-18225) filed September 21, 2010)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32.1	Section 1350 Certification of Principal Executive Officer

32.2	Section 1350 Certification of Principal Financial Officer

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	XBRL (Extensible Business Reporting Language) information is furnished and not filed herewith, is not a part of a registration statement or Prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.