Form 10-Q
period 2011-01-29
CISCO SYSTEMS INC
filed 2011-02-23
CIK 858877

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 29, 2011

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

Number of shares of the registrant’s common stock outstanding as of February 17, 2011: 5,527,994,846

Cisco Systems, Inc.

FORM 10-Q for the Quarter Ended January 29, 2011

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

CISCO SYSTEMS, INC.

CONSOLIDATED BALANCE SHEETS

(in millions, except par value)

(Unaudited)

	January 29, 2011	July 31, 2010
ASSETS
Current assets:
Cash and cash equivalents	$4,924	$4,581
Investments	35,305	35,280
Accounts receivable, net of allowance for doubtful accounts of $205 at January 29, 2011 and $235 at July 31, 2010	4,620	4,929
Inventories	1,602	1,327
Deferred tax assets	2,054	2,126
Other current assets	3,561	3,178

Total current assets	52,066	51,421
Property and equipment, net	4,031	3,941
Goodwill	16,746	16,674
Purchased intangible assets, net	2,799	3,274
Other assets	6,339	5,820

TOTAL ASSETS	$81,981	$81,130

LIABILITIES AND EQUITY
Current liabilities:
Short-term debt	$3,089	$3,096
Accounts payable	796	895
Income taxes payable	163	90
Accrued compensation	2,607	3,129
Deferred revenue	7,878	7,664
Other current liabilities	3,972	4,359

Total current liabilities	18,505	19,233

Long-term debt	12,152	12,188
Income taxes payable	968	1,353
Deferred revenue	3,929	3,419
Other long-term liabilities	741	652

Total liabilities	36,295	36,845

Commitments and contingencies (Note 11)
Equity:
Cisco shareholders’ equity:
Preferred stock, no par value: 5 shares authorized; none issued and outstanding	—	—
Common stock and additional paid-in capital, $0.001 par value: 20,000 shares authorized; 5,533 and 5,655 shares issued and outstanding at January 29, 2011 and July 31, 2010, respectively	38,302	37,793
Retained earnings	6,363	5,851
Accumulated other comprehensive income	976	623

Total Cisco shareholders’ equity	45,641	44,267

Noncontrolling interests	45	18

Total equity	45,686	44,285

TOTAL LIABILITIES AND EQUITY	$81,981	$81,130

See Notes to Consolidated Financial Statements.

CISCO SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in millions, except per-share amounts)

(Unaudited)

	Three Months Ended		Six Months Ended
	January 29, 2011	January 23, 2010	January 29, 2011	January 23, 2010
NET SALES:
Product	$8,236	$7,976	$16,936	$15,176
Service	2,171	1,839	4,221	3,660

Total net sales	10,407	9,815	21,157	18,836

COST OF SALES:
Product	3,382	2,815	6,631	5,301
Service	764	668	1,510	1,315

Total cost of sales	4,146	3,483	8,141	6,616

GROSS MARGIN	6,261	6,332	13,016	12,220

OPERATING EXPENSES:
Research and development	1,478	1,247	2,909	2,471
Sales and marketing	2,444	2,126	4,846	4,136
General and administrative	452	451	910	876
Amortization of purchased intangible assets	203	138	316	243

Total operating expenses	4,577	3,962	8,981	7,726

OPERATING INCOME	1,684	2,370	4,035	4,494
Interest income	156	155	316	323
Interest expense	(161)	(158)	(327)	(272)
Other income (loss), net	51	(12)	131	49

Interest and other income (loss), net	46	(15)	120	100

INCOME BEFORE PROVISION FOR INCOME TAXES	1,730	2,355	4,155	4,594
Provision for income taxes	209	502	704	954

NET INCOME	$1,521	$1,853	$3,451	$3,640

Net income per share:
Basic	$0.27	$0.32	$0.62	$0.63

Diluted	$0.27	$0.32	$0.61	$0.62

Shares used in per-share calculation:
Basic	5,531	5,741	5,563	5,754

Diluted	5,587	5,862	5,630	5,866

See Notes to Consolidated Financial Statements.

CISCO SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

(Unaudited)

	Six Months Ended
	January 29, 2011	January 23, 2010
Cash flows from operating activities:
Net income	$3,451	$3,640
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization, and other noncash items	1,240	942
Share-based compensation expense	837	692
Provision for doubtful accounts	—	36
Deferred income taxes	64	(117)
Excess tax benefits from share-based compensation	(45)	(49)
Net gains on investments	(154)	(84)
Change in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	343	(994)
Inventories	(270)	(80)
Lease receivables, net	(247)	(137)
Accounts payable	(105)	58
Income taxes payable	(317)	(68)
Accrued compensation	(568)	(346)
Deferred revenue	686	190
Other assets	(393)	(202)
Other liabilities	(246)	493

Net cash provided by operating activities	4,276	3,974

Cash flows from investing activities:
Purchases of investments	(17,632)	(23,020)
Proceeds from sales of investments	9,394	6,282
Proceeds from maturities of investments	8,357	11,278
Acquisition of property and equipment	(652)	(408)
Acquisition of businesses, net of cash and cash equivalents acquired	(94)	(2,308)
Change in investments in privately held companies	(50)	(69)
Other	28	60

Net cash used in investing activities	(649)	(8,185)

Cash flows from financing activities:
Issuance of common stock	1,158	1,436
Repurchase of common stock	(4,550)	(3,244)
Issuance of debt	—	4,944
Short-term borrowings (repayments), net	23	—
Settlements of interest rate derivatives related to long-term debt	—	23
Excess tax benefits from share-based compensation	45	49
Other	40	(5)

Net cash (used in) provided by financing activities	(3,284)	3,203

Net increase (decrease) in cash and cash equivalents	343	(1,008)
Cash and cash equivalents, beginning of period	4,581	5,718

Cash and cash equivalents, end of period	$4,924	$4,710

Cash paid for:
Interest	$388	$305
Income taxes	$957	$1,138

See Notes to Consolidated Financial Statements.

CISCO SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF EQUITY

(in millions)

(Unaudited)

Six Months Ended January 23, 2010	Shares of Common Stock	Common Stock and Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Cisco Shareholders’ Equity	Noncontrolling Interests	Total Equity
BALANCE AT JULY 25, 2009	5,785	$34,344	$3,868	$435	$38,647	$30	$38,677
Net income	—	—	3,640	—	3,640	—	3,640
Change in:
Unrealized gains and losses on investments	—	—	—	205	205	(10)	195
Derivative instruments	—	—	—	15	15	—	15
Cumulative translation adjustment and other	—	—	—	84	84	—	84

Comprehensive income (loss)					3,944	(10)	3,934

Issuance of common stock	91	1,436	—	—	1,436	—	1,436
Repurchase of common stock	(142)	(902)	(2,422)	—	(3,324)	—	(3,324)
Tax benefits from employee stock incentive plans	—	35	—	—	35	—	35
Purchase acquisitions	—	82	—	—	82	—	82
Share-based compensation expense	—	692	—	—	692	—	692

BALANCE AT JANUARY 23, 2010	5,734	$35,687	$5,086	$739	$41,512	$20	$41,532

Six Months Ended January 29, 2011	Shares of Common Stock	Common Stock and Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Cisco Shareholders’ Equity	Noncontrolling Interests	Total Equity
BALANCE AT JULY 31, 2010	5,655	$37,793	$5,851	$623	$44,267	$18	$44,285
Net income	—	—	3,451	—	3,451	—	3,451
Change in:
Unrealized gains and losses on investments	—	—	—	89	89	27	116
Derivative instruments	—	—	—	19	19	—	19
Cumulative translation adjustment and other	—	—	—	245	245	—	245

Comprehensive income					3,804	27	3,831

Issuance of common stock	87	1,158	—	—	1,158	—	1,158
Repurchase of common stock	(209)	(1,489)	(2,939)	—	(4,428)	—	(4,428)
Tax benefits from employee stock incentive plans	—	(3)	—	—	(3)	—	(3)
Purchase acquisitions	—	6	—	—	6	—	6
Share-based compensation expense	—	837	—	—	837	—	837

BALANCE AT JANUARY 29, 2011	5,533	$38,302	$6,363	$976	$45,641	$45	$45,686

Supplemental Information

In September 2001, the Company’s Board of Directors authorized a stock repurchase program. As of January 29, 2011, the Company’s Board of Directors had authorized an aggregate repurchase of up to $82 billion of common stock under this program with no termination date. For additional information regarding stock repurchases, see Note 12 to the Consolidated Financial Statements. The stock repurchases since the inception of this program and the related impacts on Cisco shareholders’ equity are summarized in the following table (in millions):

	Shares of Common Stock	Common Stock and Additional Paid-In Capital	Retained Earnings	Total Cisco Shareholders’ Equity
Repurchases of common stock under the repurchase program	3,329	$14,111	$55,162	$69,273

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

The accompanying financial data as of January 29, 2011 and for the three and six months ended January 29, 2011 and January 23, 2010 have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. The July 31, 2010 Consolidated Balance Sheet was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and the notes thereto, included in the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2010.

The Company consolidates its investment in a venture fund managed by SOFTBANK Corp. and its affiliates (“SOFTBANK”) subject to the applicable accounting guidance. The noncontrolling interests attributed to SOFTBANK are presented as a separate component from the Company’s equity in the equity section of the Consolidated Balance Sheets. SOFTBANK’s share of the earnings in the venture fund is not presented separately in the Consolidated Statements of Operations and is included in other income (loss), net, as this amount is not material for any of the fiscal periods presented.

In the opinion of management, all adjustments (which include normal recurring adjustments, except as disclosed herein) necessary to present fairly the statement of financial position as of January 29, 2011, and results of operations for the three and six months ended January 29, 2011 and January 23, 2010, cash flows, and equity for the six months ended January 29, 2011 and January 23, 2010, as applicable, have been made. The results of operations for the three and six months ended January 29, 2011 are not necessarily indicative of the operating results for the full fiscal year or any future periods.

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

2.	Summary of Significant Accounting Policies

New Accounting Standards or Updates Recently Adopted

In June 2009, the Financial Accounting Standards Board (“FASB”) issued revised guidance for the consolidation of variable interest entities. In February 2010, the FASB issued amendments to the consolidation requirements, exempting certain investment funds from the June 2009 guidance for the consolidation of variable interest entities. The June 2009 guidance for the consolidation of variable interest entities replaces the quantitative-based risks and rewards approach with a qualitative approach that focuses on identifying which enterprise has the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and has the obligation to absorb losses or the right to receive benefits from the entity that could be potentially significant to the variable interest entity. The accounting guidance also requires an ongoing reassessment of whether an enterprise is the primary beneficiary and requires additional disclosures about an enterprise’s involvement in variable interest entities. This accounting guidance was effective for the Company beginning in the first quarter of fiscal 2011. The application of the revised guidance for the consolidation of variable interest entities did not have a material impact to the Company’s Consolidated Financial Statements.

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

In July 2010, the FASB issued an accounting standard update to provide guidance to enhance disclosure related to the credit quality of a company’s financing receivables portfolio and the associated allowance for credit loss. Pursuant to this accounting update, a company is required to provide a greater level of disaggregated information about its financing receivables portfolio and its allowance for credit loss with the objective of facilitating users’ evaluation of the nature of credit risk inherent in the company’s portfolio of financing receivables, how that risk is analyzed and assessed in arriving at the allowance for credit loss, and the changes and reasons for those changes in the allowance for credit loss. Effective in the second quarter of fiscal 2011, the Company has included in Note 6 the expanded disclosure related to both the period end balances and activities during the reporting period as well as the related accounting policies.

3.	Business Combinations

The Company completed three business combinations during the six months ended January 29, 2011. A summary of the allocation of the aggregated purchase consideration is presented as follows (in millions):

	Shares Issued	Purchase Consideration	Net Liabilities Assumed	Purchased Intangible Assets	Goodwill
Total acquisitions	—	$105	$(1)	$36	$70

The total purchase consideration related to the Company’s business combinations completed during the six months ended January 29, 2011 consisted of either cash consideration or vested share-based awards assumed, or both. Total cash and cash equivalents acquired from these business combinations were $3 million.

Total transaction costs related to business combination activities for the six months ended January 29, 2011 were $13 million, which were expensed as incurred and recorded as general and administrative (“G&A”) expenses.

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

The goodwill generated from the Company’s business combinations completed during the six months ended January 29, 2011 is primarily related to expected synergies. The goodwill is not deductible for U.S. federal income tax purposes.

The Consolidated Financial Statements include the operating results of each business from the date of acquisition. Pro forma results of operations for the acquisitions completed during the six months ended January 29, 2011 have not been presented because the effects of the acquisitions, individually and in the aggregate, were not material to the Company’s financial results.

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

The following table presents the goodwill allocated to the Company’s reportable segments as of and during the six months ended January 29, 2011 (in millions):

	Balance at July 31, 2010	Acquisitions	Other	Balance at January 29, 2011
United States and Canada	$11,289	$39	$(14)	$11,314
European Markets	2,729	17	16	2,762
Emerging Markets	762	—	—	762
Asia Pacific Markets	1,894	14	—	1,908

Total	$16,674	$70	$2	$16,746

In the preceding table, “Other” primarily includes foreign currency translation and purchase accounting adjustments.

(b) Purchased Intangible Assets

The following table presents details of the Company’s intangible assets acquired through business combinations completed during the six months ended January 29, 2011 (in millions, except years):

	FINITE LIVES						INDEFINITE LIVES
	TECHNOLOGY		CUSTOMER RELATIONSHIPS		OTHER		IPR&D	TOTAL
	Weighted- Average Useful Life (in Years)	Amount	Weighted- Average Useful Life (in Years)	Amount	Weighted- Average Useful Life (in Years)	Amount	Amount	Amount
Total	5.1	$35	—	$—	3.0	$1	$—	$36

The following tables present details of the Company’s purchased intangible assets (in millions):

January 29, 2011	Gross	Accumulated Amortization	Net
Purchased intangible assets with finite lives:
Technology	$2,299	$(812)	$1,487
Customer relationships	2,268	(1,191)	1,077
Other	163	(110)	53

Total purchased intangible assets with finite lives	4,730	(2,113)	2,617
IPR&D, with indefinite lives	182	—	182

Total	$4,912	$(2,113)	$2,799

July 31, 2010	Gross	Accumulated Amortization	Net
Purchased intangible assets with finite lives:
Technology	$2,396	$(686)	$1,710
Customer relationships	2,326	(1,045)	1,281
Other	172	(85)	87

Total purchased intangible assets with finite lives	4,894	(1,816)	3,078
IPR&D, with indefinite lives	196	—	196

Total	$5,090	$(1,816)	$3,274

Purchased intangible assets include intangible assets acquired through business combinations as well as through direct purchases or licenses.

The following table presents the amortization of purchased intangible assets (in millions):

	Three Months Ended		Six Months Ended
	January 29, 2011	January 23, 2010	January 29, 2011	January 23, 2010
Amortization of purchased intangible assets:
Cost of sales	$171	$60	$277	$109
Operating expenses	203	138	316	243

Total	$374	$198	$593	$352

The amortization of purchased intangible assets for the three and six months ended January 29, 2011 included impairment charges of approximately $155 million, of which $63 million was recorded to product cost of sales and $92 million was recorded to operating expenses. The fair value for purchased intangible assets for which the carrying amount was not deemed to be recoverable was determined using the future undiscounted cash flows that the assets are expected to generate. The impairment of purchased intangible assets was categorized as $96 million in technology, $40 million in customer relationships, and $19 million in other. These impairment charges were primarily due to declines in estimated fair value as a result of reductions in expected future cash flows associated with certain of the Company’s consumer products. For the three and six months ended January 23, 2010, the Company had impairment charges of $8 million primarily related to technology.

The estimated future amortization expense of purchased intangible assets with finite lives as of January 29, 2011 is as follows (in millions):

Fiscal Year	Amount
2011 (remaining six months)	$402
2012	706
2013	586
2014	402
2015	337
Thereafter	184

Total	$2,617

5.	Balance Sheet Details

The following tables provide details of selected balance sheet items (in millions):

	January 29, 2011	July 31, 2010
Inventories:
Raw materials	$326	$217
Work in process	29	50
Finished goods:
Distributor inventory and deferred cost of sales	602	587
Manufactured finished goods	403	260

Total finished goods	1,005	847

Service-related spares	178	161
Demonstration systems	64	52

Total	$1,602	$1,327

Property and equipment, net:
Land, buildings, and building & leasehold improvements	$4,555	$4,470
Computer equipment and related software	1,434	1,405
Production, engineering, and other equipment	5,016	4,702
Operating lease assets	261	255
Furniture and fixtures	481	476

	11,747	11,308
Less accumulated depreciation and amortization	(7,716)	(7,367)

Total	$4,031	$3,941

Other assets:
Deferred tax assets	$2,060	$2,079
Investments in privately held companies	824	756
Lease receivables, net (1)	1,343	1,176
Financed service contracts & other, net (1)	1,120	763
Loan receivables, net (1)	655	675
Other	337	371

Total	$6,339	$5,820

Deferred revenue:
Service	$8,048	$7,428
Product:
Unrecognized revenue on product shipments and other deferred revenue	2,877	2,788
Cash receipts related to unrecognized revenue from two-tier distributors	882	867

Total product deferred revenue	3,759	3,655

Total	$11,807	$11,083

Reported as:
Current	$7,878	$7,664
Noncurrent	3,929	3,419

Total	$11,807	$11,083

(1)	Amounts represent the noncurrent portions of the respective balances. See Note 6 for the current portions of the respective balances, which are included in other current assets.

6.	Financing Receivables and Guarantees

(a) Financing Receivables Summary

Financing receivables primarily consist of lease receivables, loan receivables, and financed service contracts and other. Lease receivables represent sales-type and direct-financing leases resulting from the sale of the Company’s and complementary third-party products and are typically collateralized by a security interest in the underlying assets. Both the lease receivables and loan receivables consist of arrangements with, on average, terms of three years. The financed service contracts and other category includes financing receivables related to technical support and other services, as well as an insignificant amount of receivables related to financing of certain indirect costs associated with leases. Revenue related to the technical support services is typically deferred and included in deferred service revenue, and is recognized ratably over the period during which the related services are to be performed, which typically ranges from one to three years. As of January 29, 2011, the deferred service revenue related to these technical support services was $1,757 million.

A summary of the Company’s financing receivables is presented as follows (in millions):

January 29, 2011	Lease Receivables	Loan Receivables	Financed Service Contracts & Other	Total Financing Receivables
Gross	$2,738	$1,294	$2,285	$6,317
Unearned income	(225)	—	—	(225)
Allowance for credit loss	(233)	(84)	(27)	(344)

Total, net	$2,280	$1,210	$2,258	$5,748

Reported as:
Current	$937	$555	$1,138	$2,630
Noncurrent	1,343	655	1,120	3,118

Total, net	$2,280	$1,210	$2,258	$5,748

July 31, 2010	Lease Receivables	Loan Receivables	Financed Service Contracts & Other	Total Financing Receivables
Gross	$2,411	$1,249	$1,773	$5,433
Unearned income	(215)	—	—	(215)
Allowance for credit loss	(207)	(73)	(21)	(301)

Total, net	$1,989	$1,176	$1,752	$4,917

Reported as:
Current	$813	$501	$989	$2,303
Noncurrent	1,176	675	763	2,614

Total, net	$1,989	$1,176	$1,752	$4,917

Contractual maturities of the gross lease receivables at January 29, 2011 are summarized as follows (in millions):

Fiscal Year	Amount
2011 (remaining six months)	$626
2012	927
2013	648
2014	363
Thereafter	174

Total	$2,738

Actual cash collections may differ from the contractual maturities due to early customer buyouts, refinancing, or defaults.

(b) Credit Quality of Financing Receivables

The Company determines the adequacy of its allowance for credit loss by assessing the risks and losses inherent in its financing receivables that are disaggregated by portfolio segment and class. The portfolio segment is based on the type of financing transactions: lease receivables, loan receivables, and financed service contracts and other. These financing receivables are further disaggregated by class based on their risk characteristics. The two classes that the Company has identified are Established Markets and Growth Markets. The Growth Markets class consists of countries in the Company’s Emerging Markets segment as well as China and India, and the Established Markets class consists of the remaining geographies in which the Company has financing receivables.

In determining the allowance for credit loss for financing receivables, the Company applies the applicable loss factors to such receivables by class. The loss factors that the Company applies to the financing receivables for a given internal credit risk rating are developed using external data as benchmarks, such as the external long-term historical loss rates and expected default rates that are published annually, most recently in February 2010, by a major third party credit rating agency.

The internal credit risk rating for individual customers is derived by taking into consideration various customer specific factors and macroeconomic conditions. These factors include the strength of the customer’s business and financial performance, the quality of the customer’s banking relationships, the Company’s specific historical experience with the customer, the performance and outlook of the customer’s industry, the customer’s legal and regulatory environment, the potential sovereign risk of the geographic locations in which the customer is operating, and independent third party evaluations. Such factors are updated regularly or when facts and circumstances indicate that an update is deemed necessary.

The Company’s internal credit risk ratings applied for individual customers are categorized as 1 through 10 with the lowest credit risk rating representing the highest quality receivables in the portfolio. Credit risk ratings of 1 through 4 generally correspond to investment grade ratings, while credit risk ratings of 5 and 6 correspond to non-investment grade ratings. Credit risk ratings of 7 and higher correspond to sub-standard ratings and constitute a relatively small portion of the Company’s financing receivables. The credit risk profile of the Company’s financing receivables as of January 29, 2011 is not materially different than the credit risk profile as of July 31, 2010. Financing receivables categorized by the Company’s internal credit risk rating for each portfolio segment and class as of January 29, 2011 are summarized as follows (in millions):

	ESTABLISHED MARKETS				GROWTH MARKETS				TOTAL
Internal Credit Risk Rating	Lease Receivables	Loan Receivables	Financed Service Contracts & Other	Total	Lease Receivables	Loan Receivables	Financed Service Contracts & Other	Total
1 to 4	$995	$181	$1,426	$2,602	$17	$292	$—	$309	$2,911
5 to 6	1,076	121	807	2,004	92	643	—	735	2,739
7 and higher	26	1	52	79	23	56	—	79	158

Total	2,097	303	2,285	4,685	132	991	—	1,123	5,808
Residual value	280	—	—	280	4	—	—	4	284

Gross receivables, net of unearned income	$2,377	$303	$2,285	$4,965	$136	$991	$—	$1,127	$6,092

In circumstances when collectability is not deemed reasonably assured, the associated revenue is deferred in accordance with the Company’s revenue recognition policies, and the related allowance for credit loss, if any, is included in deferred revenue. The Company also records deferred revenue associated with financing receivables when there are remaining performance obligations, as it does for financed service contracts. The total of the allowances for credit loss and the deferred revenue associated with total financing receivables as of January 29, 2011, was $2,526 million, compared with a gross financing receivables balance (net of unearned income) of $6,092 million. The losses that the Company has incurred historically with respect to its financing receivables have been immaterial, consistent with the performance of an investment grade portfolio.

If a customer’s financial condition deteriorates to a risk rating of 8 or higher, all receivables due from the customer are deemed to be impaired. When evaluating lease and loan receivables and the earned portion of financed service contracts for possible impairment, the Company considers historical experience, credit quality, the age of the receivable balances, and economic conditions that may affect a customer’s ability to pay. The Company considers a financing receivable to be impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the financing agreement, including scheduled interest payments. When an individual loan receivable, lease receivable, or the earned portion of financed service contracts has been identified as being impaired, all the outstanding amounts due from the customer, including any accrued interest, are fully reserved. As of January 29, 2011, the portion of the portfolio that was deemed to be impaired was immaterial. Financing receivables are written off at the point when they are considered uncollectible. Total net write-offs of financing receivables were not material for the six months ended January 29, 2011. The Company does not typically have any partially written-off financing receivables. During the six months ended January 29, 2011, the Company did not modify any financing receivables.

The following table presents the aging analysis of financing receivables by portfolio segment and class as of January 29, 2011 (in millions):

	CLASS
PORTFOLIO SEGMENT	Established Markets	Growth Markets	Total

Lease Receivables:
31 – 60 days past due(1)	$155	$4	$159
61 – 90 days past due(1)	51	6	57
Greater than 90 days past due(1) (2)	157	22	179

Total past due	363	32	395
Current	2,014	104	2,118

Total lease receivables	$2,377	$136	$2,513

Non-accrual lease receivables	$9	$20	$29
Impaired lease receivables	$9	$20	$29

Loan Receivables:
31 – 60 days past due(1)	$10	$124	$134
61 – 90 days past due(1)	—	3	3
Greater than 90 days past due(1) (2)	5	155	160

Total past due	15	282	297
Current	288	709	997

Total loan receivables	$303	$991	$1,294

Non-accrual loan receivables	$1	$7	$8
Impaired loan receivables	$—	$7	$7

Financed Service Contracts & Other:
31 – 60 days past due (1)	$75	$—	$75
61 – 90 days past due(1)	57	—	57
Greater than 90 days past due(1) (2)	240	—	240

Total past due	372	—	372
Current	1,913	—	1,913

Total financed service contracts & other	$2,285	$—	$2,285

Non-accrual financed service contracts & other	$7	$—	$7
Impaired financed service contracts & other	$7	$—	$7

(1)

Past due financing receivables are those that are 31 days or more past due according to their contractual payment terms. The data in the table above is presented by contract and the aging classification of each contract is based on the oldest outstanding receivable, and therefore past due amounts also include unbilled and current receivables within the same contract.

(2)

The balance of either unbilled or current financing receivables included in the greater-than-90 days past due category for lease receivables, loan receivables, and financed service contracts and other was $152 million, $151 million, and $206 million as of January 29, 2011, respectively.

The aging profile of the Company’s financing receivables as of January 29, 2011 is not materially different than that of July 31, 2010. The Company does not accrue interest on financing receivables which are more than 90 days past due unless either the receivable has not been collected due to administrative reasons or the receivable is well secured. The Company also does not accrue interest on financing receivables which are considered impaired. As of January 29, 2011, the Company had financing receivables of $55 million, net of unbilled or current receivables from the same contract, that were in the greater than 90 days past due category but remained on accrual status. Financing receivables may be placed on non-accrual status earlier if in management’s opinion, a timely collection of the full principal and interest becomes uncertain. After a financing receivable has been categorized as non-accrual, interest will be recognized when cash is received. Any previously earned but uncollected interest income on such financing receivables is reversed and charged against earnings. A financing receivable may be returned to accrual status after all of the customer’s delinquent balances of principal and interest have been settled and the customer remains current for an appropriate period.

(c) Allowance for Credit Loss Rollforward

The allowances for credit loss and the related financing receivables are summarized as follows (in millions):

	CREDIT LOSS ALLOWANCES
Six Months Ended January 29, 2011	Lease Receivables	Loan Receivables	Financed Service Contracts & Other	Total
Allowance for credit loss as of July 31, 2010	$207	$73	$21	$301
Provisions	21	9	7	37
Write-offs, net	(1)	—	(1)	(2)
Foreign exchange and other	6	2	—	8

Allowance for credit loss as of January 29, 2011	$233	$84	$27	$344

Gross receivables as of January 29, 2011, net of unearned income	$2,513	$1,294	$2,285	$6,092

The Company’s write-offs associated with financing receivables for fiscal 2010 and 2009 were not material. Financing receivables which were individually evaluated for impairment during the six months ended January 29, 2011 were not material and therefore are not presented separately in the preceding table.

(d) Financing Guarantees

In the ordinary course of business, the Company provides financing guarantees that are generally for various third-party financing arrangements extended to channel partners and end-user customers.

Channel Partner Financing Guarantees

The Company facilitates arrangements for third-party financing extended to channel partners, consisting of revolving short-term financing, generally with payment terms ranging from 60 to 90 days. These financing arrangements facilitate the working capital requirements of the channel partners and, in some cases, the Company guarantees a portion of these arrangements. The volume of channel partner financing was $4.5 billion and $4.0 billion for the three months ended January 29, 2011 and January 23, 2010, respectively, and $9.0 billion and $7.8 billion for the six months ended January 29, 2011 and January 23, 2010, respectively. The balance of the channel partner financing subject to guarantees was $1.3 billion and $1.4 billion as of January 29, 2011 and July 31, 2010, respectively. For the periods presented, payments under these guarantee arrangements were not material.

End-User Financing Guarantees

The Company also provides financing guarantees for third-party financing arrangements extended to end-user customers related to leases and loans that typically have terms of up to three years. The volume of financing provided by third parties for leases and loans on which the Company has provided guarantees was $278 million and $155 million for the three months ended January 29, 2011 and January 23, 2010, respectively, and $561 million and $410 million for the six months ended January 29, 2011 and January 23, 2010, respectively. For the periods presented, payments under these guarantee arrangements were not material.

Financing Guarantee Summary

The aggregate amount of financing guarantees outstanding at January 29, 2011 and July 31, 2010, representing the total maximum potential future payments under financing arrangements with third parties, and the related deferred revenue are summarized in the following table (in millions):

	January 29, 2011	July 31, 2010
Maximum potential future payments relating to financing guarantees:
Channel partner	$383	$448
End user	300	304

Total	$683	$752

Deferred revenue associated with financing guarantees:
Channel partner	$(258)	$(277)
End user	(273)	(272)

Total	$(531)	$(549)

Maximum potential future payments relating to financing guarantees, net of associated deferred revenue	$152	$203

7.	Investments

(a) Summary of Available-for-Sale Investments

The following tables summarize the Company’s available-for-sale investments (in millions):

January 29, 2011	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Fixed income securities:
U.S. government securities	$17,659	$22	$(11)	$17,670
U.S. government agency securities (1)	10,731	32	(3)	10,760
Non-U.S. government and agency securities (2)	1,876	13	(2)	1,887
Corporate debt securities	3,292	55	(18)	3,329
Asset-backed securities	133	9	(4)	138

Total fixed income securities	33,691	131	(38)	33,784
Publicly traded equity securities	916	609	(4)	1,521

Total	$34,607	$740	$(42)	$35,305

July 31, 2010	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Fixed income securities:
U.S. government securities	$16,570	$42	$—	$16,612
U.S. government agency securities (1)	13,511	68	—	13,579
Non-U.S. government and agency securities (2)	1,452	15	—	1,467
Corporate debt securities	2,179	64	(21)	2,222
Asset-backed securities	145	9	(5)	149

Total fixed income securities	33,857	198	(26)	34,029
Publicly traded equity securities	889	411	(49)	1,251

Total	$34,746	$609	$(75)	$35,280

(1)	Includes corporate debt securities that are guaranteed by the Federal Deposit Insurance Corporation (FDIC).
(2)	Includes corporate debt securities that are guaranteed by non-U.S. governments.

(b) Gains and Losses on Available-for-Sale Investments

The following table presents the realized net gains (losses) related to the Company’s available-for-sale investments (in millions):

	Three Months Ended		Six Months Ended
	January 29, 2011	January 23, 2010	January 29, 2011	January 23, 2010
Net gains on investments in publicly traded equity securities	$11	$17	$30	$28
Net gains on investments in fixed income securities	6	14	77	20

Total	$17	$31	$107	$48

There were no impairment charges on available-for-sale investments for either the six months ended January 29, 2011 or the six months ended January 23, 2010.

The following table summarizes the activity related to credit losses for fixed income securities (in millions):

Six Months Ended	January 29, 2011	January 23, 2010
Balance at beginning of period	$(95)	$(153)
Sales of other-than-temporarily impaired fixed income securities	45	20

Balance at end of period	$(50)	$(133)

The following tables present the breakdown of the available-for-sale investments with gross unrealized losses and the duration that those losses had been unrealized at January 29, 2011 and July 31, 2010 (in millions):

	UNREALIZED LOSSES LESS THAN 12 MONTHS		UNREALIZED LOSSES 12 MONTHS OR GREATER		TOTAL
January 29, 2011	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Fixed income securities:
U.S. government securities	$3,886	$(11)	$—	$—	$3,886	$(11)
U.S. government agency securities (1)	1,206	(3)	—	—	1,206	(3)
Non-U.S. government and agency securities (2)	547	(2)	—	—	547	(2)
Corporate debt securities	1,137	(8)	228	(10)	1,365	(18)
Asset-backed securities	2	—	110	(4)	112	(4)

Total fixed income securities	6,778	(24)	338	(14)	7,116	(38)
Publicly traded equity securities	60	(4)	1	—	61	(4)

Total	$6,838	$(28)	$339	$(14)	$7,177	$(42)

	UNREALIZED LOSSES LESS THAN 12 MONTHS		UNREALIZED LOSSES 12 MONTHS OR GREATER		TOTAL
July 31, 2010	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Fixed income securities:
Corporate debt securities	$140	$(1)	$304	$(20)	$444	$(21)
Asset-backed securities	2	—	115	(5)	117	(5)

Total fixed income securities	142	(1)	419	(25)	561	(26)
Publicly traded equity securities	168	(12)	393	(37)	561	(49)

Total	$310	$(13)	$812	$(62)	$1,122	$(75)

(1)	Includes corporate debt securities that are guaranteed by the Federal Deposit Insurance Corporation (FDIC).
(2)	Includes corporate debt securities that are guaranteed by non-U.S. governments.

For fixed income securities that have unrealized losses as of January 29, 2011, the Company has determined that (i) it does not have the intent to sell any of these investments and (ii) it is not more likely than not that it will be required to sell any of these investments before recovery of the entire amortized cost basis. In addition, as of January 29, 2011, the Company anticipates that it will recover the entire amortized cost basis of such fixed income securities and has determined that no other-than-temporary impairments associated with credit losses were required to be recognized during the three and six months ended January 29, 2011.

The Company has evaluated its publicly traded equity securities as of January 29, 2011 and has determined that there was no indication of other-than-temporary impairments in the respective categories of unrealized losses. This determination was based on several factors, which include the length of time and extent to which fair value has been less than the cost basis, the financial condition and near-term prospects of the issuer, and the Company’s intent and ability to hold the publicly traded equity securities for a period of time sufficient to allow for any anticipated recovery in market value.

(c) Maturities of Fixed Income Securities

The following table summarizes the maturities of the Company’s fixed income securities at January 29, 2011 (in millions):

	Amortized Cost	Fair Value
Less than 1 year	$17,698	$17,720
Due in 1 to 2 years	10,984	11,034
Due in 2 to 5 years	4,705	4,716
Due after 5 years	304	314

Total	$33,691	$33,784

Actual maturities may differ from the contractual maturities because borrowers may have the right to call or prepay certain obligations.

(d) Securities Lending

The Company periodically engages in securities lending activities with certain of its available-for-sale investments. These transactions, with a daily balance averaging less than 25% of the Company’s total available-for-sale investments portfolio, are accounted for as a secured lending of the securities, and the securities are typically loaned only on an overnight basis. The Company requires collateral equal to at least 102% of the fair market value of the loaned security in the form of cash or liquid, high-quality assets. The Company engages in these secured lending transactions only with highly creditworthy counterparties, and the associated portfolio custodian has agreed to indemnify the Company against any collateral losses. As of January 29, 2011 and July 31 2010, the Company had no outstanding securities lending transactions. The Company did not experience any losses in connection with the secured lending of securities during the periods presented.

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

(b) Assets and Liabilities Measured at Fair Value on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis as of January 29, 2011 and July 31, 2010 were as follows (in millions):

	JANUARY 29, 2011				JULY 31, 2010
	FAIR VALUE MEASUREMENTS				FAIR VALUE MEASUREMENTS
	Level 1	Level 2	Level 3	Total Balance	Level 1	Level 2	Level 3	Total Balance
Assets
Cash equivalents:
Money market funds	$2,982	$—	$—	$2,982	$2,521	$—	$—	$2,521
U.S. government securities	—	24	—	24	—	235	—	235
U.S. government agency securities (1)	—	49	—	49	—	40	—	40
Corporate debt securities	—	1	—	1	—	1	—	1
Available-for-sale investments:
U.S. government securities	—	17,670	—	17,670	—	16,612	—	16,612
U.S. government agency securities (1)	—	10,760	—	10,760	—	13,579	—	13,579
Non-U.S. government and agency securities (2)	—	1,887	—	1,887	—	1,467	—	1,467
Corporate debt securities	—	3,329	—	3,329	—	2,222	—	2,222
Asset-backed securities	—	—	138	138	—	—	149	149
Publicly traded equity securities	1,521	—	—	1,521	1,251	—	—	1,251
Derivative assets	—	151	2	153	—	160	3	163

Total	$4,503	$33,871	$140	$38,514	$3,772	$34,316	$152	$38,240

Liabilities:
Derivative liabilities	$—	$12	$—	$12	$—	$19	$—	$19

Total	$—	$12	$—	$12	$—	$19	$—	$19

(1)	Includes corporate debt securities that are guaranteed by the FDIC.
(2)	Includes corporate debt securities that are guaranteed by non-U.S. governments.

Level 2 fixed income securities are priced using quoted market prices for similar instruments; nonbinding market prices that are corroborated by observable market data; or, in limited circumstances, discounted cash flow techniques. The Company uses inputs such as actual trade data, benchmark yields, broker/dealer quotes, and other similar data, which are obtained from quoted market prices, independent pricing vendors, or other sources to determine the ultimate fair value of these assets and liabilities. The Company uses such pricing data as the primary input to make its assessments and determinations as to the ultimate valuation of its investment portfolio and has not made, during the periods presented, any material adjustments to such inputs. The Company is ultimately responsible for the financial statements and underlying estimates. The Company’s derivative instruments are primarily classified as Level 2, as they are not actively traded and are valued using pricing models that use observable market inputs. The Company did not have any transfers between Level 1 and Level 2 fair value measurements during the three and six months ended January 29, 2011.

Level 3 assets include asset-backed securities and certain derivative instruments, the values of which are determined based on discounted cash flow models using inputs that the Company could not corroborate with market data.

The following tables present a reconciliation for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the six months ended January 29, 2011 and January 23, 2010 (in millions):

	Asset-Backed Securities	Derivative Assets	Total
Balance at July 31, 2010	$149	$3	$152

Total gains and losses (realized and unrealized):
Included in operating expenses	—	(1)	(1)
Included in other comprehensive income	—	—	—
Purchases, sales and maturities	(11)	—	(11)

Balance at January 29, 2011	$138	$2	$140

Losses attributable to assets still held as of January 29, 2011	$—	$(1)	$(1)

	Asset-Backed Securities	Derivative Assets	Total
Balance at July 25, 2009	$223	$4	$227

Total gains and losses (realized and unrealized):
Included in other income (loss), net	(6)	—	(6)
Included in operating expenses	—	(2)	(2)
Included in other comprehensive income	29	—	29
Purchases, sales and maturities	(72)	—	(72)

Balance at January 23, 2010	$174	$2	$176

(c) Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

The following tables present the Company’s financial instruments and nonfinancial assets that were measured at fair value on a nonrecurring basis during the indicated periods and the related recognized gains and losses for the periods (in millions):

		FAIR VALUE MEASUREMENTS
	Net Carrying Value as of January 29, 2011	Level 1	Level 2	Level 3	Total Losses for the Three Months Ended January 29, 2011	Total Losses for the Six Months Ended January 29, 2011
Investments in privately held companies	$11	$—	$—	$11	$(2)	$(5)
Purchased intangible assets	$8	$—	$—	$8	(155)	(155)

Total losses for nonrecurring measurements					$(157)	$(160)

		FAIR VALUE MEASUREMENTS
	Net Carrying Value as of January 23, 2010	Level 1	Level 2	Level 3	Total Losses for the Three Months Ended January 23, 2010	Total Gains (Losses) for the Six Months Ended January 23, 2010
Investments in privately held companies	$24	$—	$—	$24	$(4)	$(14)
Purchased intangible assets	$—	$—	$—	$—	(8)	(8)
Property held for sale	$12	$—	$—	$12	(10)	(10)
Gains on assets no longer held as of January 23, 2010					—	2

Total losses for nonrecurring measurements					$(22)	$(30)

The assets in the preceding tables were classified as Level 3 assets because the Company used unobservable inputs to value them, reflecting the Company’s assessment of the assumptions market participants would use in pricing these assets due to the absence of quoted market prices and inherent lack of liquidity. These assets were measured at fair value due to events or circumstances the Company identified that significantly impacted the fair value of these investments during the three and six months ended January 29, 2011 and January 23, 2010.

The fair value for investments in privately held companies was measured using financial metrics, comparison to other private and public companies, and analysis of the financial condition and near-term prospects of the issuers, including recent financing activities and their capital structure as well as other economic variables. The losses for the investments in privately held companies were recorded to other income (loss), net.

The fair value for purchased intangible assets for which the carrying amount was not deemed to be recoverable was determined using the future undiscounted cash flows that the assets are expected to generate. The difference between the estimated fair value and the carrying value of the assets was recorded as an impairment charge and included in product cost of sales and operating expenses as indicated in Note 3.

The fair values for property held for sale were measured using discounted cash flow techniques. The net losses for property held for sale were included in G&A expenses.

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

9.	Borrowings

(a) Debt

The following table summarizes the Company’s debt (in millions, except percentages):

	January 29, 2011		July 31, 2010
	Amount	Effective Rate	Amount	Effective Rate
Senior notes:
5.25% fixed-rate notes, due 2011 (“2011 Notes”)	$3,000	3.12%	$3,000	3.12%
2.90% fixed-rate notes, due 2014 (“2014 Notes”)	500	3.11%	500	3.11%
5.50% fixed-rate notes, due 2016 (“2016 Notes”)	3,000	3.07%	3,000	3.18%
4.95% fixed-rate notes, due 2019 (“2019 Notes”)	2,000	5.08%	2,000	5.08%
4.45% fixed-rate notes, due 2020 (“2020 Notes”)	2,500	4.50%	2,500	4.50%
5.90% fixed-rate notes, due 2039 (“2039 Notes”)	2,000	6.11%	2,000	6.11%
5.50% fixed-rate notes, due 2040 (“2040 Notes”)	2,000	5.67%	2,000	5.67%

Total senior notes	15,000		15,000
Other notes and borrowings	84		59
Unaccreted discount	(71)		(73)
Hedge accounting adjustment	228		298

Total	$15,241		$15,284

Reported as:
Short-term debt	$3,089		$3,096
Long-term debt	12,152		12,188

Total	$15,241		$15,284

The effective rates for the fixed-rate debt include the interest on the notes, the accretion of the discount, and, if applicable, adjustments related to hedging. Based on market prices, the fair value of the Company’s senior notes was $16.0 billion and $16.3 billion as of January 29, 2011 and July 31, 2010, respectively. Interest is payable semiannually on each class of the senior fixed-rate notes. The notes are redeemable by the Company at any time, subject to a make-whole premium. The Company was in compliance with all covenants on the senior notes and other notes and borrowings as of January 29, 2011. Other notes and borrowings include notes and credit facilities with a number of financial institutions that are available to certain foreign subsidiaries of the Company.

On January 31, 2011, the Company announced that it had established a short-term debt financing program of up to $3.0 billion through the issuance of commercial paper notes. As of February 22, 2011, the Company had issued commercial paper notes for an aggregate principal amount of $2.0 billion under this program. The Company intends to use the proceeds from the issuance of commercial paper notes for general corporate purposes, which may include the repayment of other maturing debt. On February 22, 2011 the Company repaid the 2011 Notes upon their maturity for an aggregate principal amount of $3.0 billion.

(b) Credit Facility

The Company has a credit agreement with certain institutional lenders providing for a $3.0 billion unsecured revolving credit facility that is scheduled to expire on August 17, 2012. Any advances under the credit agreement will accrue interest at rates that are equal to, based on certain conditions, either (i) the higher of the Federal Funds rate plus 0.50% or Bank of America’s “prime rate” as announced from time to time or (ii) the London Interbank Offered Rate (“LIBOR”) plus a margin that is based on the Company’s senior debt credit ratings as published by Standard & Poor’s Ratings Services and Moody’s Investors Service, Inc. The credit agreement requires the Company to comply with certain covenants, including that it maintain an interest coverage ratio as defined in the agreement. The Company was in compliance with the required interest coverage ratio and the other covenants as of January 29, 2011.

The Company may also, upon the agreement of either the then-existing lenders or additional lenders not currently parties to the agreement, increase the commitments under the credit facility by up to an additional $1.9 billion and/or extend the expiration date of the credit facility up to August 15, 2014. As of January 29, 2011, the Company had not borrowed any funds under the credit facility.

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

The fair values of the Company’s derivative instruments and the line items on the Consolidated Balance Sheets to which they were recorded are summarized as follows (in millions):

	DERIVATIVE ASSETS			DERIVATIVE LIABILITIES
	Balance Sheet Line Item	January 29, 2011	July 31, 2010	Balance Sheet Line Item	January 29, 2011	July 31, 2010
Derivatives designated as hedging instruments:
Foreign currency derivatives	Other current assets	$89	$82	Other current liabilities	$5	$7
Interest rate derivatives	Other assets	49	72	Other long-term liabilities	—	—

Total		138	154		5	7

Derivatives not designated as hedging instruments:
Foreign currency derivatives	Other current assets	13	6	Other current liabilities	7	12
Equity derivatives	Other current assets	—	1	Other current liabilities	—	—
Equity derivatives	Other assets	2	2	Other long-term liabilities	—	—

Total		15	9		7	12

Total		$153	$163		$12	$19

The effects of the Company’s cash flow hedging instruments on other comprehensive income (OCI) and the Consolidated Statements of Operations are summarized as follows (in millions):

Three Months Ended Derivatives Designated as Cash Flow Hedging Instruments	GAINS (LOSSES) RECOGNIZED IN OCI ON DERIVATIVES (EFFECTIVE PORTION)		GAINS (LOSSES) RECLASSIFIED FROM AOCI INTO INCOME (EFFECTIVE PORTION)
	January 29, 2011	January 23, 2010	Line Item in Statements of Operations	January 29, 2011	January 23, 2010
Foreign currency derivatives	$(10)	$(35)	Operating expenses	$17	$13
			Cost of sales-service	3	2
Interest rate derivatives	—	8	Interest expense	—	—

Total	$(10)	$(27)		$20	$15

Six Months Ended Derivatives Designated as Cash Flow Hedging Instruments	GAINS (LOSSES) RECOGNIZED IN OCI ON DERIVATIVES (EFFECTIVE PORTION)		GAINS (LOSSES) RECLASSIFIED FROM AOCI INTO INCOME (EFFECTIVE PORTION)
	January 29, 2011	January 23, 2010	Line Item in Statements of Operations	January 29, 2011	January 23, 2010
Foreign currency derivatives	$45	$9	Operating expenses	$23	$7
			Cost of sales-service	4	1
Interest rate derivatives	—	23	Interest expense	—	—

Total	$45	$32		$27	$8

During the three and six months ended January 29, 2011 and January 23, 2010, the amounts recognized in earnings on derivative instruments designated as cash flow hedges related to the ineffective portion were not material, and the Company did not exclude any component of the changes in fair value of the derivative instruments from the assessment of hedge effectiveness.

As of January 29, 2011, the Company estimates that approximately $58 million of net derivative gains related to its cash flow hedges included in accumulated other comprehensive income (AOCI) will be reclassified into earnings within the next 12 months.

The effect on the Consolidated Statements of Operations of derivative instruments designated as fair value hedges and the underlying hedged items is summarized as follows (in millions):

Three Months Ended		GAINS (LOSSES) ON DERIVATIVE INSTRUMENTS		GAINS (LOSSES) RELATED TO HEDGED ITEMS
Derivatives Designated as Fair Value Hedging Instruments	Line Item in Statements of Operations	January 29, 2011	January 23, 2010	January 29, 2011	January 23, 2010
Equity derivatives	Other income (loss), net	$—	$(1)	$—	$1
Interest rate derivatives	Interest expense	(53)	—	55	—

Total		$(53)	$(1)	$55	$1

Six Months Ended		GAINS (LOSSES) ON DERIVATIVE INSTRUMENTS		GAINS (LOSSES) RELATED TO HEDGED ITEMS
Derivatives Designated as Fair Value Hedging Instruments	Line Item in Statements of Operations	January 29, 2011	January 23, 2010	January 29, 2011	January 23, 2010
Equity derivatives	Other income (loss), net	$—	$(1)	$—	$1
Interest rate derivatives	Interest expense	(23)	—	23	—

Total		$(23)	$(1)	$23	$1

The effect on the Consolidated Statements of Operations of derivative instruments not designated as hedges is summarized as follows (in millions):

		GAINS (LOSSES) FOR THE THREE MONTHS ENDED		GAINS (LOSSES) FOR THE SIX MONTHS ENDED
Derivatives Not Designated as Hedging Instruments	Line Item in Statements of Operations	January 29, 2011	January 23, 2010	January 29, 2011	January 23, 2010
Foreign currency derivatives	Other income (loss), net	$16	$(77)	$130	$49
Equity derivatives	Operating expenses	13	5	24	18
Equity derivatives	Other income (loss), net	3	3	8	7

Total		$32	$(69)	$162	$74

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

The Company hedges certain net investments in its foreign subsidiaries with forward contracts which generally have maturities of up to six months. The Company recognized a loss of $5 million in OCI for the effective portion of its net investment hedges for the six months ended January 29, 2011. The Company’s net investment hedges are not included in the preceding tables.

The notional amounts of the Company’s foreign currency derivatives are summarized as follows (in millions):

	January 29, 2011	July 31, 2010
Cash flow hedging instruments	$2,560	$2,611
No hedge designation	3,930	4,619
Net investment hedging instruments	111	105

Total	$6,601	$7,335

(c) Interest Rate Risk

Interest Rate Derivatives, Investments

The Company’s primary objective for holding fixed income securities is to achieve an appropriate investment return consistent with preserving principal and managing risk. To realize these objectives, the Company may utilize interest rate swaps or other derivatives designated as fair value or cash flow hedges. As of January 29, 2011 and July 31, 2010, the Company did not have any outstanding interest rate derivatives related to its fixed income securities.

Interest Rate Derivatives Designated as Fair Value Hedge, Long-Term Debt

In the fourth quarter of fiscal 2010, the Company entered into interest rate swaps with a $1.5 billion notional amount that are designated as fair value hedges for a portion of the 2016 Notes. Under these interest rate swaps, the Company receives fixed-rate interest payments and makes interest payments based on LIBOR plus a fixed number of basis points. The effect of these swaps is to convert fixed-rate interest expense on a portion of the 2016 Notes to a floating rate interest expense. The gains and losses related to changes in the fair value of the interest rate swaps are included in interest expense and substantially offset changes in the fair value of the hedged portion of the underlying hedged debt. The fair value of the interest rate swaps was $49 million and $72 million as of January 29, 2011 and July 31, 2010, respectively, and was reflected in other assets.

Interest Rate Derivatives Designated as Cash Flow Hedges, Long-Term Debt

During the six months ended January 23, 2010, the Company entered into $3.7 billion of interest rate derivatives designated as cash flow hedges to hedge against interest rate movements in connection with the anticipated issuance of senior notes in November 2009. The effective portion of these hedges was recorded to AOCI, net of tax, and is amortized to interest expense over the respective lives of the notes. These derivative instruments were settled in connection with the actual issuance of the senior notes in November 2009.

(d) Equity Price Risk

The Company may hold equity securities for strategic purposes or to diversify its overall investment portfolio. The publicly traded equity securities in the Company’s portfolio are subject to price risk. To manage its exposure to changes in the fair value of certain equity securities, the Company may enter into equity derivatives that are designated as fair value hedges. The changes in the value of the hedging instruments are included in other income (loss), net, and offset the change in the fair value of the underlying hedged investment. In addition, the Company periodically manages the risk of its investment portfolio by entering into equity derivatives that are not designated as accounting hedges. The changes in the fair value of these derivatives were also included in other income (loss), net. As of January 29, 2011 and July 31, 2010, the Company did not have any equity derivatives outstanding related to its investment portfolio.

The Company is also exposed to variability in compensation charges related to certain deferred compensation obligations to employees. Although not designated as accounting hedges, the Company utilizes equity derivatives to economically hedge this exposure. As of January 29, 2011 and July 31, 2010, the notional amount of the derivative instruments used to hedge such liabilities was $237 million and $169 million, respectively.

(e) Credit-Risk-Related Contingent Features

Certain derivative instruments are executed under agreements that have provisions requiring the Company and counterparty to maintain a specified credit rating from certain credit rating agencies. If the Company’s or counterparty’s credit rating falls below a specified credit rating, either party has the right to request collateral on the derivatives’ net liability position. Such provisions did not affect the Company’s financial position as of January 29, 2011 and July 31, 2010.

11.	Commitments and Contingencies

(a) Operating Leases

The Company leases office space in several U.S. locations. Outside the United States, larger leased sites include sites in Australia, Belgium, China, Germany, India, Israel, Italy, Japan, Norway, and the United Kingdom. The Company also leases equipment and vehicles. Future minimum lease payments under all noncancelable operating leases with an initial term in excess of one year as of January 29, 2011 are as follows (in millions):

Fiscal Year	Amount
2011 (remaining six months)	$193
2012	291
2013	193
2014	136
Thereafter	394

Total	$1,207

(b) Purchase Commitments with Contract Manufacturers and Suppliers

The Company purchases components from a variety of suppliers and uses several contract manufacturers to provide manufacturing services for its products. During the normal course of business, in order to manage manufacturing lead times and help ensure adequate component supply, the Company enters into agreements with contract manufacturers and suppliers that either allow them to procure inventory based upon criteria as defined by the Company or that establish the parameters defining the Company’s requirements. A significant portion of the Company’s reported purchase commitments arising from these agreements consists of firm, noncancelable, and unconditional commitments. In certain instances, these agreements allow the Company the option to cancel, reschedule, and adjust the Company’s requirements based on its business needs prior to firm orders being placed. As of January 29, 2011 and July 31, 2010, the Company had total purchase commitments for inventory of $3,875 million and $4,319 million, respectively.

The Company records a liability for firm, noncancelable, and unconditional purchase commitments for quantities in excess of its future demand forecasts consistent with the valuation of the Company’s excess and obsolete inventory. As of January 29, 2011 and July 31, 2010, the liability for these purchase commitments was $124 million and $135 million, respectively, and was included in other current liabilities.

(c) Other Commitments

In connection with the Company’s business combinations and asset purchases, the Company has agreed to pay certain additional amounts contingent upon the achievement of certain agreed upon technology, development, product, or other milestones or upon the continued employment with the Company of certain employees of the acquired entities. The Company recognized such compensation expense of $58 million and $32 million during the three months ended January 29, 2011 and January 23, 2010 respectively, and $95 million and $66 million during the six months ended January 29, 2011 and January 23, 2010, respectively. As of January 29, 2011, the Company estimated that future compensation expense and contingent consideration of up to $101 million may be recognized pursuant to these business combination and asset purchase agreements.

The Company also has certain funding commitments, primarily related to its investments in privately held companies and venture funds, some of which are based on the achievement of certain agreed-upon milestones, and some of which are required to be funded on demand. The funding commitments were $298 million and $279 million as of January 29, 2011 and July 31, 2010, respectively.

(d) Variable Interest Entities

In the ordinary course of business, the Company makes investments in privately held companies and provides financing to certain customers. These privately held companies and customers may be considered to be variable interest entities. The Company evaluates on an ongoing basis its investments in these privately held companies and its customer financings and has determined that as of January 29, 2011 there were no material unconsolidated variable interest entities. Additionally, the Company’s potential maximum exposure to loss with these investments was not material.

(e) Product Warranties and Guarantees

The following table summarizes the activity related to the product warranty liability during the six months ended January 29, 2011 and January 23, 2010 (in millions):

	Six Months Ended
	January 29, 2011	January 23, 2010
Balance at beginning of period	$360	$321
Provision for warranties issued	229	219
Payments	(236)	(212)

Balance at end of period	$353	$328

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

The Company also provides financing guarantees, which are generally for various third-party financing arrangements to channel partners and other end-user customers. See Note 6. The Company’s other guarantee arrangements as of January 29, 2011 and July 31, 2010 that are subject to recognition and disclosure requirements were not material.

(f) Legal Proceedings

Brazilian authorities have investigated the Company’s Brazilian subsidiary and certain of its current and former employees, as well as a Brazilian importer of the Company’s products, and its affiliates and employees, relating to alleged evasion of import taxes and alleged improper transactions involving the subsidiary and the importer. Brazilian tax authorities have assessed claims against the Company’s Brazilian subsidiary based on a theory of joint liability with the Brazilian importer for import taxes and related penalties. In addition to claims asserted during prior fiscal years by Brazilian federal tax authorities, tax authorities from the Brazilian state of Sao Paulo asserted similar claims on the same legal basis during the second quarter of fiscal 2011.

The asserted claims by Brazilian federal tax authorities are for calendar years 2003 through 2007 and the asserted claims by the tax authorities from the state of Sao Paulo, are for calendar years 2005 through 2007. The total asserted claims by Brazilian state and federal tax authorities aggregated to approximately $480 million for the alleged evasion of import taxes, approximately $535 million for interest, and approximately $2.2 billion for various penalties, all determined using an exchange rate as of January 29, 2011. The Company has completed a thorough review of the matter and believes the asserted tax claims against it are without merit, and the Company intends to defend the claims vigorously. While the Company believes there is no legal basis for its alleged liability, due to the complexities and uncertainty surrounding the judicial process in Brazil and the nature of the claims asserting joint liability with the importer, the Company is unable to determine the likelihood of an unfavorable outcome against it and is unable to reasonably estimate a range of loss, if any. The Company does not expect a final judicial determination for several years.

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

(a) Stock Repurchase Program

In September 2001, the Company’s Board of Directors authorized a stock repurchase program. As of January 29, 2011, the Company’s Board of Directors had authorized an aggregate repurchase of up to $82 billion of common stock under this program and the remaining authorized repurchase amount was $12.7 billion with no termination date. A summary of the stock repurchase activity under the stock repurchase program, reported based on the trade date, is summarized as follows (in millions, except per-share amounts):

Six Months Ended January 29, 2011	Shares Repurchased	Weighted- Average Price per Share	Amount Repurchased
Cumulative balance at July 31, 2010	3,127	$20.78	$64,982
Repurchase of common stock under the stock repurchase program	202	21.27	4,291

Cumulative balance at January 29, 2011	3,329	$20.81	$69,273

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

(b) Other Repurchases of Common Stock

For the six months ended January 29, 2011 and January 23, 2010, the Company repurchased approximately 7 million and 3 million shares, or $140 million and $72 million of common stock, respectively, in settlement of employee tax withholding obligations due upon the vesting of restricted stock or stock units.

(c) Comprehensive Income

The components of comprehensive income are as follows (in millions):

	Three Months Ended		Six Months Ended
	January 29, 2011	January 23, 2010	January 29, 2011	January 23, 2010
Net income	$1,521	$1,853	$3,451	$3,640
Other comprehensive income:
Change in unrealized gains and losses on investments, net of tax benefit (expense) of $(30) and $(47), for the three and six months ended January 29, 2011, respectively and $4 and $(26) for the corresponding periods of fiscal 2010	74	15	116	195
Change in derivative instruments, net of tax expense of $3 and $9 for the three and six months ended January 23, 2010, respectively	(30)	(46)	19	15
Change in cumulative translation adjustment and other, net of tax benefit (expense) of $(5) and $(15), for the three and six months ended January 29, 2011, respectively and $3 and $(17) for the corresponding periods of fiscal 2010	7	(79)	245	84

Comprehensive income	1,572	1,743	3,831	3,934
Comprehensive (income) loss attributable to noncontrolling interests	(25)	4	(27)	10

Comprehensive income attributable to Cisco Systems, Inc.	$1,547	$1,747	$3,804	$3,944

The components of AOCI, net of tax, are summarized as follows (in millions):

	January 29, 2011	July 31, 2010
Net unrealized gains on investments	$422	$333
Net unrealized gains on derivative instruments	46	27
Cumulative translation adjustment and other	508	263

Total	$976	$623

13.	Employee Benefit Plans

(a) Employee Stock Purchase Plan

The Company has an Employee Stock Purchase Plan, which includes its subplan, the International Employee Stock Purchase Plan (together, the “Purchase Plan”), under which 471.4 million shares of the Company’s common stock have been reserved for issuance as of January 29, 2011. Effective July 1, 2009, eligible employees are offered shares through a 24-month offering period, which consists of four consecutive 6-month purchase periods. Employees may purchase a limited number of shares of the Company’s stock at a discount of up to 15% of the lesser of the market value at the beginning of the offering period or the end of each 6-month purchase period. Prior to July 1, 2009 the offering period was six months. The Purchase Plan is scheduled to terminate on January 3, 2020. The Company issued 17 million and 14 million shares under the Purchase Plan during the six months ended January 29, 2011 and January 23, 2010, respectively. As of January 29, 2011, 139 million shares were available for issuance under the Purchase Plan.

(b) Employee Stock Incentive Plans

Stock Incentive Plan Program Description As of January 29, 2011, the Company had five stock incentive plans: the 2005 Stock Incentive Plan (the “2005 Plan”); the 1996 Stock Incentive Plan (the “1996 Plan”); the 1997 Supplemental Stock Incentive Plan (the “Supplemental Plan”); the Cisco Systems, Inc. SA Acquisition Long-Term Incentive Plan (the “SA Acquisition Plan”); and the Cisco Systems, Inc. WebEx Acquisition Long-Term Incentive Plan (the “WebEx Acquisition Plan”). In addition, the Company has, in connection with the acquisitions of various companies, assumed the share-based awards granted under stock incentive plans of the acquired companies or issued share-based awards in replacement thereof. Share-based awards are designed to reward employees for their long-term contributions to the Company and provide incentives for them to remain with the Company. The number and frequency of share-based awards are based on competitive practices, operating results of the Company, government regulations, and other factors. Since the inception of the stock incentive plans, the Company has granted share-based awards to a significant percentage of its employees, and the majority has been granted to employees below the vice president level. The Company’s primary stock incentive plans are summarized as follows:

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

General Share-Based Award Information

Stock Option Awards

A summary of the stock option activity is as follows (in millions, except per-share amounts):

	STOCK OPTIONS OUTSTANDING
	Number Outstanding	Weighted- Average Exercise Price per Share
BALANCE AT JULY 25, 2009	1,004	$24.29
Granted and assumed	15	13.23
Exercised	(158)	17.88
Canceled/forfeited/expired	(129)	47.31

BALANCE AT JULY 31, 2010	732	21.39
Exercised	(50)	17.87
Canceled/forfeited/expired	(14)	26.22

BALANCE AT JANUARY 29, 2011	668	$21.55

The following table summarizes significant ranges of outstanding and exercisable stock options as of January 29, 2011 (in millions, except years and share prices):

	STOCK OPTIONS OUTSTANDING				STOCK OPTIONS EXERCISABLE
Range of Exercise Prices	Number Outstanding	Weighted- Average Remaining Contractual Life (in Years)	Weighted- Average Exercise Price per Share	Aggregate Intrinsic Value	Number Exercisable	Weighted- Average Exercise Price per Share	Aggregate Intrinsic Value
$ 0.01 – 15.00	66	2.03	$10.62	$677	62	$10.79	$622
15.01 – 18.00	119	2.99	17.47	410	118	17.48	405
18.01 – 20.00	170	2.41	19.29	279	168	19.29	273
20.01 – 25.00	160	4.31	22.76	8	136	22.76	6
25.01 – 35.00	153	5.56	30.63	—	104	30.57	—

Total	668	3.65	$21.55	$1,374	588	$20.87	$1,306

The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based on the Company’s closing stock price of $20.93 as of January 28, 2011, which would have been received by the option holders had those option holders exercised their stock options as of that date. The total number of in-the-money stock options exercisable as of January 29, 2011 was 367 million. As of July 31, 2010, 606 million outstanding stock options were exercisable and the weighted-average exercise price was $20.51.

Restricted Stock and Stock Unit Awards

A summary of the restricted stock and stock unit activity is as follows (in millions, except per-share amounts):

	Restricted Stock/Stock Units	Weighted- Average Grant Date Price per Share	Aggregated Fair Market Value
BALANCE AT JULY 25, 2009	62	$21.25
Granted and assumed	54	23.40
Vested	(16)	21.56	$378
Canceled/forfeited	(3)	22.40

BALANCE AT JULY 31, 2010	97	$22.35
Granted and assumed	46	21.85
Vested	(20)	23.28	$403
Canceled/forfeited	(3)	22.10

BALANCE AT JANUARY 29, 2011	120	$22.01

Certain of the restricted stock units awarded in fiscal 2011 are contingent on the future achievement of financial performance metrics. The performance measures for these performance-based restricted stock units are revenue and earnings per share with pre-established adjustments.

Share-Based Awards Available for Grant

A summary of share-based awards available for grant is as follows (in millions):

Share- Based Awards Available for Grant
BALANCE AT JULY 25, 2009	253
Options granted and assumed	(15)
Restricted stock, stock units, and other share-based awards granted and assumed	(81)
Share-based awards canceled/forfeited/expired	123
Additional shares reserved	15

BALANCE AT JULY 31, 2010	295
Restricted stock, stock units, and other share-based awards granted and assumed	(68)
Share-based awards canceled/forfeited/expired	17
Additional shares reserved	1

BALANCE AT JANUARY 29, 2011	245

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

Expense and Valuation Information for Share-Based Awards

Share-based compensation expense consists primarily of expenses for stock options, stock purchase rights, restricted stock, and restricted stock units granted to employees and share-based compensation related to acquisitions or investments. The following table summarizes share-based compensation expense (in millions):

	Three Months Ended		Six Months Ended
	January 29, 2011	January 23, 2010	January 29, 2011	January 23, 2010
Cost of sales – product	$16	$15	$31	$27
Cost of sales – service	48	41	91	74

Share-based compensation expense in cost of sales	64	56	122	101

Research and development	132	110	253	207
Sales and marketing	167	145	331	273
General and administrative	67	60	131	111

Share-based compensation expense in operating expenses	366	315	715	591

Total share-based compensation expense	$430	$371	$837	$692

As of January 29, 2011, total compensation cost related to unvested share-based awards not yet recognized was $3.4 billion, which is expected to be recognized over approximately 2.5 years on a weighted-average basis. The income tax benefit for share-based compensation expense was $119 million and $228 million for the three and six months ended January 29, 2011, respectively, and $100 million and $185 million for the three and six months ended January 23, 2010, respectively.

Valuation of Share-Based Awards

The fair value of restricted stock and restricted stock units was measured as if awards were vested and issued on the grant date. The Company estimates the value of employee stock options on the date of grant using a lattice-binomial model and estimates the value of employee stock purchase rights on the date of grant using the Black-Scholes model. The lattice-binomial model is more capable of incorporating the features of the Company’s employee stock options, such as the vesting provisions and various restrictions including restrictions on transfer and hedging, among others, and the options are often exercised prior to their contractual maturity. The use of the lattice-binomial model also requires extensive actual employee exercise behavior data for the relative probability estimation purpose, and a number of complex assumptions, including expected volatility, risk-free interest rate, expected dividends, kurtosis, and skewness. The Company did not grant a material number of options during the six months ended January 29, 2011 or January 23, 2010.

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

14.	Income Taxes

The following table provides details of income taxes (in millions, except percentages):

	Three Months Ended		Six Months Ended
	January 29, 2011	January 23, 2010	January 29, 2011	January 23, 2010
Income before provision for income taxes	$1,730	$2,355	$4,155	$4,594
Provision for income taxes	$209	$502	$704	$954
Effective tax rate	12.1%	21.3%	16.9%	20.8%

During the three months ended January 29, 2011, the Tax Relief, Unemployment Insurance Reauthorization, and Job Creation Act of 2010 reinstated the U.S. federal R&D tax credit, retroactive to January 1, 2010. As a result, the effective tax rate for the three and six months ended January 29, 2011 reflected a tax benefit of $53 million related to the current fiscal year R&D expenses and a tax benefit of $65 million related to fiscal 2010 R&D expenses.

As of January 29, 2011, the Company had $2.8 billion of unrecognized tax benefits, of which $2.4 billion, if recognized, would favorably impact the effective tax rate. The Company regularly engages in discussions and negotiations with tax authorities regarding tax matters in various jurisdictions. It is reasonably possible that certain federal, foreign, and state tax matters may be concluded in the next 12 months. Specific positions that may be resolved include issues involving transfer pricing and various other matters. The Company estimates that the unrecognized tax benefits at January 29, 2011 could be reduced by approximately $275 million in the next 12 months.

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

Summarized financial information by segment for the three and six months ended January 29, 2011 and January 23, 2010, based on the Company’s internal management system and as utilized by the Company’s Chief Operating Decision Maker (CODM), is as follows (in millions):

	Three Months Ended		Six Months Ended
	January 29, 2011	January 23, 2010	January 29, 2011	January 23, 2010
Net sales:
United States and Canada (1)	$5,546	$5,324	$11,424	$10,314
European Markets	2,112	1,939	4,130	3,761
Emerging Markets	1,188	1,104	2,403	1,967
Asia Pacific Markets	1,561	1,448	3,200	2,794

Total	$10,407	$9,815	$21,157	$18,836

Gross margin (2):
United States and Canada	$3,448	$3,435	$7,236	$6,720
European Markets	1,372	1,322	2,687	2,568
Emerging Markets	713	727	1,470	1,271
Asia Pacific Markets	956	958	2,010	1,860

Segment total	6,489	6,442	13,403	12,419
Unallocated corporate items (3)	(228)	(110)	(387)	(199)

Total	$6,261	$6,332	$13,016	$12,220

(1)

Net sales in the United States were $5.2 billion and $5.0 billion for the three months ended January 29, 2011 and January 23, 2010, respectively. Net sales in the United States were $10.6 billion and $9.7 billion for the six months ended January 29, 2011 and January 23, 2010, respectively.

(2)	Certain reclassifications have been made to prior period amounts to conform to the current period’s presentation.
(3)	The unallocated corporate items include the effects of amortization and impairment of acquisition-related intangible assets, and share-based compensation expense.

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

The following table presents net sales for groups of similar products and services (in millions):

	Three Months Ended		Six Months Ended
	January 29, 2011	January 23, 2010	January 29, 2011	January 23, 2010
Net sales (1):
Routers	$1,672	$1,606	$3,507	$3,224
Switches	3,151	3,396	6,683	6,232
New Products	3,202	2,776	6,306	5,317
Other	211	198	440	403

Product	8,236	7,976	16,936	15,176
Service	2,171	1,839	4,221	3,660

Total	$10,407	$9,815	$21,157	$18,836

(1)	Certain reclassifications have been made to prior period amounts to conform to the current period’s presentation.

(c) Additional Segment Information

The majority of the Company’s assets, excluding cash and cash equivalents and investments, as of January 29, 2011 and July 31, 2010 were attributable to its U.S. operations. The Company’s total cash and cash equivalents and investments held outside of the United States in various foreign subsidiaries was $37.1 billion as of January 29, 2011, and the remaining $3.1 billion was held in the United States. For the three and six months ended January 29, 2011 and January 23, 2010, no single customer accounted for 10% or more of the Company’s net sales.

Property and equipment information is based on the physical location of the assets. The following table presents property and equipment information for geographic areas (in millions):

	January 29, 2011	July 31, 2010
Property and equipment, net:
United States	$3,400	$3,283
International	631	658

Total	$4,031	$3,941

16.	Net Income per Share

The following table presents the calculation of basic and diluted net income per share (in millions, except per-share amounts):

	Three Months Ended		Six Months Ended
	January 29, 2011	January 23, 2010	January 29, 2011	January 23, 2010
Net income	$1,521	$1,853	$3,451	$3,640

Weighted-average shares—basic	5,531	5,741	5,563	5,754
Effect of dilutive potential common shares	56	121	67	112

Weighted-average shares—diluted	5,587	5,862	5,630	5,866

Net income per share—basic	$0.27	$0.32	$0.62	$0.63

Net income per share—diluted	$0.27	$0.32	$0.61	$0.62

Antidilutive employee share-based awards, excluded	351	347	340	396

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

Overview

A summary of our results is as follows (in millions, except percentages and per-share amounts):

	Three Months Ended				Six Months Ended
	January 29, 2011	January 23, 2010	Variance		January 29, 2011	January 23, 2010	Variance
Net sales	$10,407	$9,815	6.0%		$21,157	$18,836	12.3%
Gross margin percentage	60.2%	64.5%	(4.3	)pts.	61.5%	64.9%	(3.4	)pts.
Operating expenses	$4,577	$3,962	15.5%		$8,981	$7,726	16.2%
Operating expenses as a percentage of revenue	44.0%	40.4%	3.6	pts.	42.4%	41.0%	1.4	pts.
Operating margin percentage	16.2%	24.1%	(7.9	)pts.	19.1%	23.9%	(4.8	)pts.
Net income	$1,521	$1,853	(17.9)%		$3,451	$3,640	(5.2)%
Net income as a percentage of revenue	14.6%	18.9%	(4.3	)pts.	16.3%	19.3%	(3.0	)pts.
Earnings per share—diluted	$0.27	$0.32	(15.6)%		$0.61	$0.62	(1.6)%

Three months ended January 29, 2011 compared with three months ended January 23, 2010

Net sales increased 6% with net product sales increasing 3% while service revenue increased 18%. Product sales represented 79% of total revenue, a 2 percentage point decrease from the prior year period; service revenue represented 21% of total revenue, a 2 percentage point increase from the prior year period. We experienced net sales increases across each of our geographic segments for both product and service revenue. Our service revenue was particularly strong with double-digit growth across each geographic segment. Total gross margin declined by 4.3 percentage points primarily as a result of product pricing and higher sales discounts, unfavorable product mix, and increased amortization and impairment charges from purchased intangible assets. Operating expense as a percentage of revenue increased by 3.6 percentage points primarily as a result of increased headcount-related costs. Our effective income tax rate declined significantly, primarily as a result of the retroactive reinstatement of the U.S. federal R&D tax credit. Diluted earnings per share decreased by 16%, a result of a 18% decrease in net income, partially offset by a decline in our outstanding diluted share count of 275 million shares. Please see our Results of Operations discussion beginning on page 47 for further details.

Six months ended January 29, 2011 compared with six months ended January 23, 2010

Net sales increased 12% with net product sales increasing 12% while service revenue increased 15%. We experienced net sales increases across each of our geographic segments for both product and service revenue. Total gross margin declined by 3.4 percentage points primarily as a result of higher sales discounts and product pricing, unfavorable product mix, and increased amortization and impairment charges from acquisition-related intangible assets. Operating expense as a percentage of revenue increased by 1.4 percentage points primarily as a result of increased headcount-related costs. As a percentage of revenue, research and development and sales and marketing expenses increased while general and administrative expenses declined. Our effective income tax rate declined, primarily as a result of the retroactive reinstatement of the U.S. federal R&D tax credit. Diluted earnings per share decreased by 2%, a result of a 5% decrease in net income, partially offset by a decline in our outstanding diluted share count of 236 million shares. Please see our Results of Operations discussion beginning on page 47 for further details.

During the last month of the first quarter of fiscal 2011, we identified a decline in our business momentum in certain markets. As previously reported, we expect that the deceleration in business momentum will adversely impact our growth over the next several quarters and that we will experience challenging conditions in our European Markets segment, within our public sector markets and within portions of our service provider markets. At the same time, our results for the second quarter of fiscal 2011 were as expected with strong growth in some areas and decreases in others. Strengths in revenue were in the global commercial, enterprise, and service provider markets. Our balance was reasonably good across the United States and Canada and the rest of the world with year-over-year revenue growth in each of our geographic segments. Our European Markets segment reported 9% net sales growth in the second quarter of fiscal 2011 from the prior year period. The global public sector was very mixed from country to country and even across categories of government organizations within countries. We believe that our public sector business will continue to experience challenges in the economically-developed countries for the next several quarters. We saw the same challenges in a number of U.S., European, and Japanese government accounts in the second quarter of fiscal 2011 that we experienced in the first quarter of fiscal 2011. Overall, our service provider market performed well globally with solid product growth momentum. However, as previously disclosed, our traditional cable set-top box business continues to face challenges. Revenue in our traditional cable set-top box business was down 29% year-over-year while IP cable set-top box revenue was up 47% year over year. Revenue for the combined set-top box business decreased 11% in the second quarter of fiscal 2011 as compared to the same period in fiscal 2010.

In addition to a continuation of some of the challenges we outlined in the first quarter of fiscal 2011, we experienced additional pressures during the second quarter of fiscal 2011 which negatively impacted our revenue and product gross margin. These pressures pertained, in particular, to our switching, data center, and consumer products.

We are transitioning products in our Switches category, an example of which is our transition of the Catalyst 6500 Series switches to the Nexus 7000 Series switches. These switching product transitions position us well in terms of next generation performance and additional revenue opportunities, but they were also a significant factor in the Switches revenue decline in the second quarter of fiscal 2011. In addition to its impact on revenue, the transition in our switching products had an adverse price and mix impact on our related gross margin levels, as has been the case with most previous product transition cycles. While we are experiencing successful customer acceptance of these new product families, in most cases the gross margin and revenue per switch are lower as compared to the previous generation of switching products they are replacing. We expect that if we meet our goal of introducing cost and performance improvements, we will improve gross margin levels with our new switching products over the longer term. In the second quarter of fiscal 2011, our product gross margin was also negatively impacted by the continuing increase in sales of our Cisco Unified Computing System products within the data center product subcategory. As we believe this product area will continue to grow faster than most of our other product areas, we expect this negative mix impact trend on our product gross margin to continue.

Our consumer market experienced a year-over-year revenue decline in the second quarter of fiscal 2011. Our sales in this market were impacted by product pricing pressures, as customer preferences shifted towards lower price alternatives compared to our higher end product offerings, which adversely affected our overall revenue and gross margin. We expect further challenges with the consumer market for the second half of fiscal 2011. Inventory write-offs for consumer products and purchased intangible impairment charges related to previous consumer acquisitions also contributed negatively to our gross margin and the overall performance of this market for the second quarter of fiscal 2011.

In light of all of the factors described above, we expect that our revenue for the second half of fiscal 2011 will grow at a slower rate than we had previously anticipated at the beginning of fiscal 2011. We also expect our total gross margin for the second half of fiscal 2011 to be in a range consistent with what we experienced in the second quarter of fiscal 2011. In addition, as many of our headcount-related investments were based on projections of higher revenue, we expect that operating expenses as a percentage of revenue will continue to increase in the second half of fiscal 2011. To mitigate these impacts, we expect to undertake certain cost control initiatives, and to reallocate resources to focus on areas with higher business momentum and opportunity. We expect operating income, net income, and earnings per share for the second half of fiscal 2011 will likely continue to decline on a year-over-year basis as we address the factors that are creating such downward pressure and causing us to experience slower rates of revenue growth.

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

We refer to the evolutionary process by which adjacencies arise as market transitions. Market transitions on which we are focusing primary attention include those related to the increased role of virtualization/the cloud, video, collaboration, networked Web 2.0 technologies and the transition from Internet Protocol version 4 to Internet Protocol version 6. For example, a market in which a significant market transition is under way is the enterprise data center market, where a transition to virtualization / the cloud is under way. We believe the market is at an inflection point, as awareness grows that intelligent networks are becoming the platform for productivity improvement and global competitiveness. We further believe that disruption in the enterprise data center market is accelerating, due to changing technology trends such as the increasing adoption of virtualization, the rise in scalable processing, and the advent of cloud computing and cloud-based IT resource deployments and business models. These key terms are defined as follows:

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

We are currently undergoing product transitions with higher price performance and architectural advantages versus both our prior generation of products and the product offerings of our competitors. We believe that many of these product transitions are gaining momentum based on the strong year-over-year product revenue growth across these product families. We believe that our strategy and our ability to innovate and execute may enable us to improve our relative competitive position in many of our product areas even in uncertain or difficult business conditions, and therefore may continue to provide us with long-

term growth opportunities. However, we believe that the introduction of these new products may continue to impact product gross margins.

Revenue

Three months ended January 29, 2011 compared with three months ended January 23, 2010

Total revenue increased by 6%. Within total revenue, net product revenue increased 3% and net service revenue increased 18%. The revenue increase for the period was in part the result of revenue from our acquisition of Tandberg in the third quarter of fiscal 2010. With regard to our geographic segment performance, net revenue increased 4% in the United States and Canada segment, 9% in our European Markets segment, 8% in our Emerging Markets segment, and 8% in our Asia Pacific Markets segment. Customer market revenue in order of percentage growth consisted of increases in our commercial market, followed by our enterprise and public sector market, then by our service provider market. Our consumer market, however, experienced a revenue decline.

The 3% increase in product revenue was driven primarily by growth in our New Products category which increased 15%, as well as a 4% revenue increase in our Router product category. The increase in New Products was led by solid subcategory revenue growth as follows: 59% in data center, 37% in collaboration, and 34% in wireless. The increase in the collaboration subcategory was a result of our acquisition of Tandberg in the third quarter of fiscal 2010, and the increase in the data center subcategory was a result of strong customer momentum with our data center products. Revenue growth in our Routers category was led by increases in the high-end and low-end router product family offerings. We had a revenue decline of 7% in our Switches product category, with declines in both our modular and fixed-configuration product offerings. The decline in Switches revenue was primarily due to the number of product transitions taking place in this product category, and also pricing pressures. The net service revenue increase was experienced across the technology support services and advanced services and other categories, with revenue increases of approximately 15% and approximately 31%, respectively. Please see our Results of Operations discussion beginning on page 47 for further details.

Six months ended January 29, 2011 compared with six months ended January 23, 2010

Total revenue increased by 12%. Within total revenue, net product revenue increased 12% and net service revenue increased 15%. With regard to our geographic segment performance, net revenue increased 11% in the United States and Canada segment, 10% in our European Markets segment, 22% in our Emerging Markets segment, and 15% in our Asia Pacific Markets segment. Customer market revenue in order of percentage growth consisted of increases in our commercial market and enterprise and public sector markets, and service provider market. Our consumer market, however, experienced a revenue decline.

The 12% increase in product revenue was driven by growth across our product categories. In particular, our New Products category experienced a revenue increase of 19%. The increase was led by subcategory revenue growth of 40% in collaboration and 59% in data center products. We experienced revenue increases in our Router products category of 9%, principally as a result of strength in the high-end router product offerings. We had revenue growth of 7% in our Switches product category, with single-digit revenue growth in both modular and fixed-configuration switching product offerings. The net service revenue increase was experienced across the technology support services and advanced services and other categories with revenue increases of approximately 12% and approximately 26%, respectively. Please see our Results of Operations discussion beginning on page 47 for further details.

Gross Margin

Three months ended January 29, 2011 compared with three months ended January 23, 2010

Our gross margin percentage decreased by approximately 4.3 percentage points. Within this total gross margin change, product gross margin declined by 5.8 percentage points while service gross margin increased by 1.1 percentage points. The decrease in our product gross margin percentage was a result of higher sales discounts and unfavorable product pricing and product mix. Additionally, increased amortization expense and impairment charges from purchased intangible assets and slightly higher share-based compensation expense added to the decline in product gross margin. Partially offsetting these decreases were lower overall manufacturing costs and higher shipment volume. The increase in our service gross margin was due to increased volume, partially offset by increased costs and unfavorable mix impacts. Please see our Results of Operations discussion beginning on page 47 for a more detailed discussion of the factors impacting gross margin.

We expect our total gross margin for the second half of fiscal 2011 to be in a range consistent with what we experienced in the second quarter of fiscal 2011. Our gross margins in the future could be adversely impacted by economic downturns or uncertain economic conditions, our movement into market adjacencies, and the geographic mix of our revenue.

Six months ended January 29, 2011 compared with six months ended January 23, 2010

Our gross margin percentage decreased by approximately 3.4 percentage points. Within this total gross margin change, product gross margin declined by 4.3 percentage points while service gross margin increased by 0.1 percentage points. The decrease in our product gross margin percentage was a result of higher sales discounts and unfavorable product pricing and product mix. Additionally, increased amortization expense and impairment charges from purchased intangible assets and slightly higher share-based compensation expense added to the decline in product gross margin. Partially offsetting these decreases were lower overall manufacturing costs and higher shipment volume. The increase in our service gross margin was due to increased volume, partially offset by increased costs and unfavorable mix impacts. Please see our Results of Operations discussion beginning on page 47 for a more detailed discussion of the factors impacting gross margin.

Operating Expenses

Three months ended January 29, 2011 compared with three months ended January 23, 2010

Operating expenses increased by 16% while increasing by 3.6 percentage points as a percentage of revenue. The primary driver of the increase was higher headcount-related expenses. Further adding to the increase were higher discretionary expenses, higher expense from share-based compensation, expenses from recent acquisitions, and increased expenses from purchased intangible asset amortization and impairments.

Six months ended January 29, 2011 compared with six months ended January 23, 2010

Operating expenses increased by 16% while increasing by 1.4 percentage points as a percentage of revenue. Higher headcount-related expenses primarily contributed to the increase along with higher discretionary expenses. Additionally, increased expense from share-based compensation, purchased intangible asset amortization and impairments, and expenses from recent acquisitions led to the increase.

Other Key Financial Measures

The following is a summary of our other key financial measures for the second quarter and first six months of fiscal 2011:

•

We generated cash flows from operations of $2.6 billion and $4.3 billion during the second quarter and first six months of fiscal 2011, respectively. Our cash and cash equivalents, together with our investments, were $40.2 billion at the end of the second quarter of fiscal 2011, compared with $39.9 billion at the end of fiscal 2010.

•	Our deferred revenue at the end of the second quarter of fiscal 2011 was $11.8 billion, compared with $11.1 billion at the end of fiscal 2010.

•

We repurchased 89 million shares of our common stock under our stock repurchase program for $1.8 billion during the second quarter of fiscal 2011 and 202 million shares of our common stock for $4.3 billion for the first six months of fiscal 2011. As of the end of the second quarter of fiscal 2011, the remaining authorized repurchase amount under this program was $12.7 billion with no termination date.

•	Days sales outstanding in accounts receivable (DSO) at the end of the second quarter of fiscal 2011 was 40 days, compared with 41 days at the end of fiscal 2010.

•

Our inventory balance was $1.6 billion at the end of the second quarter of fiscal 2011, compared with $1.3 billion at the end of fiscal 2010. Annualized inventory turns were 10.6 in the second quarter of fiscal 2011 and were 12.6 in the fourth quarter of fiscal 2010.

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

Revenue deferrals relate to the timing of revenue recognition for specific transactions based on financing arrangements, service, support, and other factors. Financing arrangements may include sales-type, direct-financing, and operating leases, loans, and guarantees of third-party financing. Our deferred revenue for products was $3.8 billion and $3.7 billion as of January 29, 2011 and July 31, 2010, respectively. Technical support services revenue is deferred and recognized ratably over the period during which the services are to be performed, which typically is from one to three years. Advanced services revenue is recognized upon delivery or completion of performance. Our deferred revenue for services was $8.0 billion and $7.4 billion as of January 29, 2011 and July 31, 2010, respectively.

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

Allowances for Receivables and Sales Returns

The allowances for receivables were as follows (in millions, except percentages):

	January 29, 2011	July 31, 2010
Allowance for doubtful accounts	$205	$235
Percentage of gross accounts receivable	4.2%	4.6%
Allowance for credit loss—lease receivables	$233	$207
Percentage of gross lease receivables	8.5%	8.6%
Allowance for credit loss—loan receivables	$84	$73
Percentage of gross loan receivables	6.5%	5.8%

The allowances are based on our assessment of the collectibility of customer accounts. We regularly review the adequacy of these allowances by considering internal factors such as historical experience, credit quality, age of the receivable balances, as well as external factors such as economic conditions that may affect a customer’s ability to pay, historical default rates, and long-term historical loss rates published by credit rating agencies. We also consider the concentration of receivables outstanding with a particular customer in assessing the adequacy of our allowances. In addition, we evaluate the credit quality of our financing receivables and any associated allowance for credit loss by applying the relevant loss factors based on our internal credit risk rating for the respective financing receivables, disaggregated by segment and class. See Note 6 to the Consolidated Financial Statements. Determination of loss factors associated with internal credit risk ratings is complex and subjective. Our ongoing consideration of all these factors could result in an increase in our allowance for credit loss in the future, which could adversely affect our net income. Similarly, if a major customer’s creditworthiness deteriorates, or if actual defaults are higher than our historical experience, or if other circumstances arise, our estimates of the recoverability of amounts due to us could be overstated, and additional allowances could be required, which could have an adverse impact on our revenue.

Both accounts receivable and financing receivables are charged off at the point when they are considered uncollectible. The decline in our allowance for doubtful accounts as a percentage of our gross accounts receivable was primarily due to the charge-off of certain uncollectible receivables which had been fully reserved.

A reserve for future sales returns is established based on historical trends in product return rates. The reserve for future sales returns as of January 29, 2011 and July 31, 2010 was $94 million and $90 million, respectively, and was recorded as a reduction of our accounts receivable. If the actual future returns were to deviate from the historical data on which the reserve had been established, our revenue could be adversely affected.

Inventory Valuation and Liability for Purchase Commitments with Contract Manufacturers and Suppliers

Our inventory balance was $1.6 billion and $1.3 billion as of January 29, 2011 and July 31, 2010, respectively. Inventory is written down based on excess and obsolete inventories determined primarily by future demand forecasts. Inventory write-downs are measured as the difference between the cost of the inventory and market, based upon assumptions about future demand, and are charged to the provision for inventory, which is a component of our cost of sales. At the point of the loss recognition, a new, lower cost basis for that inventory is established, and subsequent changes in facts and circumstances do not result in the restoration or increase in that newly established cost basis.

We record a liability for firm, noncancelable, and unconditional purchase commitments with contract manufacturers and suppliers for quantities in excess of our future demand forecasts consistent with the valuation of our excess and obsolete inventory. As of January 29, 2011, the liability for these purchase commitments was $124 million, compared with $135 million as of July 31, 2010, and was included in other current liabilities.

Our provision for inventory was $74 million and $36 million for the first six months of fiscal 2011 and 2010, respectively. The provision for the liability related to purchase commitments with contract manufacturers and suppliers was $10 million and $11 million for the first six months of fiscal 2011 and 2010, respectively. If there were to be a sudden and significant decrease in demand for our products, or if there were a higher incidence of inventory obsolescence because of rapidly changing technology and customer requirements, we could be required to increase our inventory write-downs and our liability for purchase commitments with contract manufacturers and suppliers, and gross margin could be adversely affected. We regularly evaluate our exposure for inventory write-downs and the adequacy of our liability for purchase commitments. Inventory and supply chain management remain areas of focus as we balance the need to maintain supply chain flexibility to help ensure competitive lead times with the risk of inventory obsolescence, particularly in light of current macroeconomic uncertainties and conditions and the resulting potential for changes in future demand forecast.

Warranty Costs

The liability for product warranties, included in other current liabilities, was $353 million as of January 29, 2011, compared with $360 million as of July 31, 2010. See Note 11 to the Consolidated Financial Statements. Our products are generally covered by a warranty for periods ranging from 90 days to five years, and for some products we provide a limited lifetime warranty. We accrue for warranty costs as part of our cost of sales based on associated material costs, technical support labor costs, and associated overhead. Material cost is estimated based primarily upon historical trends in the volume of product returns within the warranty period and the cost to repair or replace the equipment. Technical support labor cost is estimated based primarily upon historical trends in the rate of customer cases and the cost to support the customer cases within the warranty period. Overhead cost is applied based on estimated time to support warranty activities.

The provision for product warranties issued during the first six months of fiscal 2011 and 2010 was $229 million and $219 million, respectively. If we experience an increase in warranty claims compared with our historical experience, or if the cost of servicing warranty claims is greater than expected, our gross margin could be adversely affected.

Share-Based Compensation Expense

Total share-based compensation expense for the six months ended January 29, 2011 and January 23, 2010 was $837 million and $692 million, respectively. The determination of fair value of share-based payment awards on the date of grant using an option-pricing model is affected by our stock price as well as assumptions regarding a number of highly complex and subjective variables. For employee stock options and employee stock purchase rights, these variables include, but are not limited to, the expected stock price volatility over the term of the awards, risk-free interest rate, and expected dividends as of the grant date. For employee stock options, we used the implied volatility for two-year traded options on our stock as the expected volatility assumption required in the lattice-binomial model. For employee stock purchase rights, we used the implied volatility for traded options (with lives corresponding to the expected life of the employee stock purchase rights) on our stock. The selection of the implied volatility approach was based upon the availability of actively traded options on our stock and our assessment that implied volatility is more representative of future stock price trends than historical volatility. The valuation of employee stock options is also impacted by kurtosis, and skewness, which are technical measures of the distribution of stock price returns, and the actual and projected employee stock option exercise behaviors.

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

Fair Value Measurements

Our fixed income and publicly traded equity securities, collectively, are reflected in the Consolidated Balance Sheets at a fair value of $35.3 billion as of both January 29, 2011 and July 31, 2010. Our fixed income investment portfolio as of January 29, 2011 consisted primarily of the highest quality investment grade securities. See Note 7 to the Consolidated Financial Statements.

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

The inputs and fair value are reviewed for reasonableness, may be further validated by comparison to publicly available information and could be adjusted based on market indices or other information that management deems material to their estimate of fair value. In the current market environment, the assessment of fair value can be difficult and subjective. However, given the relative reliability of the inputs we use to value our investment portfolio, and because substantially all of our valuation inputs are obtained using quoted market prices for similar or identical assets, we do not believe that the nature of estimates and assumptions affected by levels of subjectivity and judgment was material to the valuation of the investment portfolio as of January 29, 2011. Level 3 assets do not represent a significant portion of our total investment portfolio as of January 29, 2011.

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

There were no impairment charges on investments in fixed income securities and publicly traded equity securities that were recognized in earnings in the first six months of fiscal 2011 and fiscal 2010. Our ongoing consideration of all the factors described above could result in additional impairment charges in the future, which could adversely affect our net income.

We also have investments in privately held companies, some of which are in the startup or development stages. As of January 29, 2011, our investments in privately held companies were $824 million, compared with $756 million as of July 31, 2010, and were included in other assets. See Note 5 to the Consolidated Financial Statements. We monitor these investments for events or circumstances indicative of potential impairment and will make appropriate reductions in carrying values if we determine that an impairment charge is required, based primarily on the financial condition and near-term prospects of these companies. These investments are inherently risky because the markets for the technologies or products these companies are developing are typically in the early stages and may never materialize. Our impairment charges on investments in privately held companies were $5 million and $14 million during the first six months of fiscal 2011 and 2010, respectively.

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

In the first quarter of fiscal 2011, in order to achieve operational efficiencies, we combined our Asia Pacific and Japan operations. Following this change, our business is organized in the following four geographic segments: United States and Canada, European Markets, Emerging Markets, and Asia Pacific Markets. As a result, the goodwill of the former Asia Pacific and Japan geographic segments as of July 31, 2010 was allocated to the combined segment Asia Pacific Markets. The goodwill recorded in the Consolidated Balance Sheets as of January 29, 2011 and July 31, 2010 was $16.7 billion for the end of both periods. In response to changes in industry and market conditions, we could be required to strategically realign our resources and consider restructuring, disposing of, or otherwise exiting businesses, which could result in an impairment of goodwill. There was no impairment of goodwill in the first six months of fiscal 2011 and 2010, respectively.

We make judgments about the recoverability of purchased intangible assets with finite lives whenever events or changes in circumstances indicate that an impairment may exist. Recoverability of purchased intangible assets with finite lives is measured by comparing the carrying amount of the asset to the future undiscounted cash flows the asset is expected to generate. We review indefinite-lived intangible assets for impairment annually or whenever events or changes in circumstances indicate the carrying value may not be recoverable. Recoverability of indefinite-lived intangible assets is measured by comparing the carrying amount of the asset to the future discounted cash flows the asset is expected to generate. If the asset is considered to be impaired, the amount of any impairment is measured as the difference between the carrying value and the fair value of the impaired asset. Assumptions and estimates about future values and remaining useful lives of our purchased intangible assets are complex and subjective. They can be affected by a variety of factors, including external factors such as industry and economic trends and internal factors such as changes in our business strategy and our internal forecasts. Our impairment charges related to purchased intangible assets were $155 million for the first six months of fiscal 2011 and were primarily due to declines in estimated fair value as a result of reductions in expected future cash flows associated with certain of our consumer products. For the first six months of fiscal 2010 our impairment charges related to purchased intangible assets were $8 million. Our ongoing consideration of all the factors described previously could result in additional impairment charges in the future, which could adversely affect our net income.

Income Taxes

We are subject to income taxes in the United States and numerous foreign jurisdictions. Our effective tax rates differ from the statutory rate primarily due to the tax impact of state taxes, foreign operations, research and development (R&D) tax credits, tax audit settlements, nondeductible compensation, international realignments, and transfer pricing adjustments. Our effective tax rate was 12.1% and 21.3% in the second quarter of fiscal 2011 and fiscal 2010, respectively. Our effective tax rate was 16.9% and 20.8% for the first six months of fiscal 2011 and 2010, respectively.

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

Results of Operations

Net Sales

The following table presents the breakdown of net sales between product and service revenue (in millions, except percentages):

	Three Months Ended				Six Months Ended
	January 29, 2011	January 23, 2010	Variance in Dollars	Variance in Percent	January 29, 2011	January 23, 2010	Variance in Dollars	Variance in Percent
Net sales:
Product	$8,236	$7,976	$260	3.3%	$16,936	$15,176	$1,760	11.6%
Service	2,171	1,839	332	18.1%	4,221	3,660	561	15.3%

Total	$10,407	$9,815	$592	6.0%	$21,157	$18,836	$2,321	12.3%

We manage our business primarily on a geographic basis, based on four geographic segments. Our net sales, which include product and service revenue, for each segment are summarized in the following table (in millions, except percentages):

	Three Months Ended				Six Months Ended
	January 29, 2011	January 23, 2010	Variance in Dollars	Variance in Percent	January 29, 2011	January 23, 2010	Variance in Dollars	Variance in Percent
Net sales:
United States and Canada	$5,546	$5,324	$222	4.2%	$11,424	$10,314	$1,110	10.8%
Percentage of net sales	53.3%	54.2%			54.0%	54.8%
European Markets	2,112	1,939	173	8.9%	4,130	3,761	369	9.8%
Percentage of net sales	20.3%	19.8%			19.5%	20.0%
Emerging Markets	1,188	1,104	84	7.6%	2,403	1,967	436	22.2%
Percentage of net sales	11.4%	11.2%			11.4%	10.4%
Asia Pacific Markets	1,561	1,448	113	7.8%	3,200	2,794	406	14.5%
Percentage of net sales	15.0%	14.8%			15.1%	14.8%

Total	$10,407	$9,815	$592	6.0%	$21,157	$18,836	$2,321	12.3%

For the second quarter of fiscal 2011, as compared to the second quarter of fiscal 2010, net sales increased by 6%, with sales increases experienced across our four geographic segments. Within total sales growth, net product sales increased by 3% while service revenue increased by 18%. Both product and service revenue increased across each of our geographic segments, with service revenue experiencing double-digit percentage revenue growth across each geographic segment.

For the first six months of fiscal 2011, as compared to the first six months of fiscal 2010, net sales increased by 12%, with sales increases experienced across our four geographic segments. Within total sales growth, net product sales increased by 12% while service revenue increased by 15%. Net product and service revenue both experienced sales growth across each of our geographic segments.

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

Net Product Sales by Segment

The following table presents the breakdown of net product sales by segment (in millions, except percentages):

	Three Months Ended				Six Months Ended
	January 29, 2011	January 23, 2010	Variance in Dollars	Variance in Percent	January 29, 2011	January 23, 2010	Variance in Dollars	Variance in Percent
Net product sales:
United States and Canada	$4,182	$4,156	$26	0.6%	$8,778	$7,988	$790	9.9%
Percentage of net product sales	50.8%	52.1%			51.8%	52.6%
European Markets	1,788	1,649	139	8.4%	3,497	3,181	316	9.9%
Percentage of net product sales	21.7%	20.7%			20.6%	21.0%
Emerging Markets	997	950	47	4.9%	2,027	1,658	369	22.3%
Percentage of net product sales	12.1%	11.9%			12.0%	10.9%
Asia Pacific Markets	1,269	1,221	48	3.9%	2,634	2,349	285	12.1%
Percentage of net product sales	15.4%	15.3%			15.6%	15.5%

Total	$8,236	$7,976	$260	3.3%	$16,936	$15,176	$1,760	11.6%

United States and Canada

Net product sales in the United States and Canada segment for the second quarter of fiscal 2011 increased by 1% compared with the corresponding period of fiscal 2010. Net product sales decreased by 1% in the United States and increased by 24% in Canada. Customer market revenue in order of percentage growth consisted of increases in our commercial market, and enterprise market, partially offset by declines in our consumer market and service provider market. Within the enterprise market, net product sales to the public sector declined, primarily due to a decrease in sales to the U.S. federal government as compared to the prior year period. The net product sales decline in our consumer market was in large part a result of customer preferences shifting towards lower price alternatives. Net product sales to the service provider customer market declined due to a decrease in sales to cable providers particularly in the traditional set-top box market. These challenges in the public sector market and the cable provider portion of the service provider market may continue over the second half of fiscal 2011.

For the first six months of fiscal 2011, as compared to the first six months of fiscal 2010, net product sales in the United States and Canada segment increased by 10%. Net product sales increased 8% in the United States and increased 35% in Canada. The increase in net product sales was across most of our customer markets in the United States and Canada segment, led by both our commercial and enterprise markets and to a lesser extent our service provider market. Net product sales in the consumer market declined. Net product sales to the public sector increased primarily due to an increase in sales to U.S. federal, state and local governments.

European Markets

Net product sales in the European Markets segment during the second quarter of fiscal 2011 increased by 8% compared with the corresponding period of fiscal 2010. Each of our customer markets experienced sales growth compared with the corresponding period in fiscal 2010. Customer market revenue in order of percentage growth consisted of increases in our service provider market, commercial market, consumer market, and enterprise and public sector market. From a country perspective, for the second quarter of fiscal 2011 as compared to the second quarter of fiscal 2010, net product sales increased by approximately 17% in Germany, 16% in France, 23% in Italy, and 1% in the United Kingdom. We believe the lower increase in the United Kingdom was due to budget-deficit driven austerity measures which particularly affected sales to the public sector market. The market demand challenges in the United Kingdom may continue over the second half of fiscal 2011.

For the first six months of fiscal 2011, as compared to the first six months of fiscal 2010, net product sales in the European Markets segment increased by 10%. The increase in net product sales in the European Markets segment was led by increased sales in the service provider market and enterprise market, followed by smaller sales increases in the consumer market and commercial market.

Emerging Markets

For the second quarter of fiscal 2011, net product sales in the Emerging Markets segment increased 5% compared with the second quarter of fiscal 2010. Customer market revenue in order of percentage growth consisted of increases in our enterprise market, commercial market, and service provider market. These increases were partially offset by a sales decline in our consumer market. From a country perspective, net product sales increased approximately 40% in Russia and 13% in Brazil and decreased approximately 16% in Mexico year over year.

For the first six months of fiscal 2011, as compared to the first six months of fiscal 2010, net product sales in the Emerging Markets segment increased by 22%. The net product sales increase was led by sales growth in the enterprise market, followed by sales increases in the commercial and service provider markets. Net product sales in the consumer market experienced a decline.

Asia Pacific Markets

Net product sales increased 4% in the Asia Pacific Markets segment in the second quarter of fiscal 2011, compared with the corresponding period of fiscal 2010. The increase was attributable to strong sales growth in the commercial market followed by sales growth in the consumer market and enterprise market. These increases were partially offset by a sales decline in our service provider market. From a country perspective, net product sales increased approximately 19% in China and 21% in India. While we experienced a year-over-year increase in net product sales to this segment during the second quarter of fiscal 2011, as previously disclosed, we saw some weakness in our public sector business in Japan, and we expect continued challenges in this market sector in the second half of fiscal 2011. Net product sales in Japan in the second quarter of fiscal 2011 declined approximately 8% year over year.

For the first six months of fiscal 2011, as compared to the first six months of fiscal 2010, net product sales in the Asia Pacific Markets segment increased by 12%. The increase was attributable to sales growth across most customer markets, led by strong growth in our commercial market and enterprise market, and to a lesser extent sales growth in our service provider market. Net product sales in our consumer market were flat.

Net Product Sales by Groups of Similar Products

In addition to the primary view on a geographic basis, we also evaluate sales of similar products and to specific customer markets for various purposes. We have regrouped our presentation of products and technologies formerly grouped as either Advanced Technologies or Other products, with our new categories being called New Products and Other. Our New Products category replaces Advanced Technologies and includes some products that had previously been in the category called Other. Our New Products category consists of the following sub-categories: video connected home (networked home, Pure Digital products, video systems, and cable products), collaboration (unified communications and Cisco TelePresence), security, wireless, and data center (application networking services, storage, and Cisco Unified Computing System products). The Other product category consists primarily of optical networking products and emerging technologies.

The following table presents net sales for groups of similar products (in millions, except percentages):

	Three Months Ended				Six Months Ended
	January 29, 2011	January 23, 2010	Variance in Dollars	Variance in Percent	January 29, 2011	January 23, 2010	Variance in Dollars	Variance in Percent
Net product sales:
Routers	$1,672	$1,606	$66	4.1%	$3,507	$3,224	$283	8.8%
Percentage of net product sales	20.3%	20.1%			20.7%	21.2%
Switches	3,151	3,396	(245)	(7.2)%	6,683	6,232	451	7.2%
Percentage of net product sales	38.3%	42.6%			39.5%	41.1%
New Products	3,202	2,776	426	15.3%	6,306	5,317	989	18.6%
Percentage of net product sales	38.9%	34.8%			37.2%	35.0%
Other	211	198	13	6.6%	440	403	37	9.2%
Percentage of net product sales	2.5%	2.5%			2.6%	2.7%

Total	$8,236	$7,976	$260	3.3%	$16,936	$15,176	$1,760	11.6%

Routers

We categorize our routers primarily as high-end, midrange, and low-end routers. The growth in sales of our Routers product category in the second quarter of fiscal 2011, as compared to the second quarter of fiscal 2010, was driven by a 5% or $57 million increase in sales of our high-end routers. Within high-end router products, the increase was driven by sales of the Cisco ASR 9000 products, and the ASR 5000 products from our acquisition of Starent. These increases were partially offset by lower sales of our Cisco 12000 Series Routers and Cisco ASR 7600 Series Routers. Our sales of low-end routers increased by 6% or $15 million while sales of our midrange routers declined by 2% or $6 million for the second quarter of fiscal 2011 compared to the second quarter of fiscal 2010.

For the first six months of fiscal 2011, as compared to the first six months of fiscal 2010, growth in sales of our Routers product category was driven by an 11% or $225 million increase in sales of our high-end routers. Within high-end router products, the increase was driven by higher sales of the Cisco ASR 1000, ASR 9000 products, and the ASR 5000 products from our acquisition of Starent. These increases were partially offset by lower sales of Cisco 12000 Series Routers, Cisco CRS-1 Carrier Routing System, and Cisco ASR 7600 Series Routers. For the first six months of fiscal 2011, growth in our sales of midrange and low-end routers increased by 3% or $15 million and 8% or $44 million, respectively, compared to first six months of fiscal 2010.

Switches

The decrease in net product sales in our Switches product category in the second quarter of fiscal 2011 compared with the second quarter of fiscal 2010 was due primarily to the number of product transitions we are undertaking to compete in the market for next generation switching product solutions. During this period, we experienced pricing pressures on our established portfolio. This transition environment resulted in lower sales of modular and LAN fixed-configuration switches of approximately 8% or $126 million and 7% or $118 million, respectively. The decrease in sales of modular switches was primarily due to decreased sales of Cisco Catalyst 6500 Series Switches partially offset by increased sales of Cisco Nexus 7000 Series Switches, as part of the product transition. The decrease in LAN fixed-configuration switches was primarily due to decreased sales of Cisco Catalyst 3560 and 3750 Series Switches, partially offset by increased sales of Cisco Nexus 2000 and 5000 Series Switches and Cisco Catalyst 2960 Series Switches, also as part of the product transition.

For the first six months of fiscal 2011 as compared to the first six months of fiscal 2010, the increase in net product sales in our Switches product category was due primarily to higher sales of our modular and LAN fixed-configuration switches of approximately 7% or $215 million and 7% or $237 million, respectively. The increase in sales of modular switches was primarily due to increased sales of Cisco Nexus 7000 and Cisco Catalyst 4500 Series Switches partially offset by decreased sales of Cisco Catalyst 6500 Series Switches. The increase in LAN fixed-configuration switches was primarily due to increased sales of Cisco Nexus 2000 and 5000 Series Switches and increased sales of Cisco Catalyst 2960 Series Switches, partially offset by decreased sales of Cisco Catalyst 3750 and 3560 Series Switches.

New Products

In the second quarter of fiscal 2011 as compared to the second quarter of fiscal 2010, net product sales within our New Products category increased by 15% to $3.2 billion. This increase in net product sales was due to the following:

•

Sales of collaboration products increased by 37% or $261 million, primarily due to the inclusion of $259 million of Tandberg sales within our Cisco TelePresence systems products following our acquisition of Tandberg in the third quarter of fiscal 2010. Sales of unified communications products experienced a slight decline.

•

Sales of data center products increased by 59% or $159 million, due to a combination of increased sales of Cisco Unified Computing System which increased by over 700% and increased storage sales of 15%, partially offset by a decline of 13% in sales of application networking services products.

•	Sales of wireless products increased by 34% or $86 million, which was primarily due to the customer adoption of and migration to the Cisco Unified Wireless Network architecture.

•

Sales of video connected home products decreased by 4% or $45 million, due to decreased sales of video systems of 10%, consisting of primarily digital set-top boxes and due to decreased sales of networked home products. These decreases were partially offset by increased sales of cable products and increased sales of Flip Video cameras. We continue to experience weakness in our video systems business momentum, specifically as it pertains to cable providers, and in particular traditional cable set-top boxes, in the United States and Canada. We expect that these challenges may continue over multiple quarters.

•	Sales of security products decreased by 9% or $35 million. Our decreased sales of security products were a result of the lower sales of module and line cards related to our routers and LAN switches.

For the first six months of fiscal 2011, as compared to the first six months of fiscal 2010, net product sales within our New Products category increased by 19% to $6.3 billion. The increase in net product sales was due to the following:

•

Sales of collaboration products increased by 40% or $571 million, primarily due to the inclusion of $526 million of Tandberg sales within our Cisco TelePresence systems products following our acquisition of Tandberg in the third quarter of fiscal 2010, as well as due to higher sales of unified communications products, primarily IP phones and collaborative web-based offerings.

•

Sales of data center products increased by 59% or $296 million, due to a combination of increased sales of Cisco Unified Computing System products and storage sales, partially offset by slightly lower sales of application networking services products.

•	Sales of wireless products increased by 20% or $114 million, which was primarily due to customer adoption of and migration to the Cisco Unified Wireless Network architecture.

•

Sales of video connected home products increased by 2% or $51 million, due to increased sales of cable products, increased sales of Flip Video cameras, and increased sales of video systems. These increases were partially offset by decreased sales of networked home products.

•

Sales of security products decreased by 5% or $43 million. Our decreased sales of security products were the result of lower sales of module and line cards related to our routers and LAN switches, partially offset by increased sales of our web and email security products.

Other Product Revenue

The increase in other product revenue during the second quarter and first six months of fiscal 2011 as compared with the corresponding periods in fiscal 2010 was primarily related to a 16% increase in sales of optical networking products for both periods.

Net Service Sales by Segment

	Three Months Ended				Six Months Ended
	January 29, 2011	January 23, 2010	Variance in Dollars	Variance in Percent	January 29, 2011	January 23, 2010	Variance in Dollars	Variance in Percent
Net service sales:
United States and Canada	$1,364	$1,168	$196	16.8%	$2,646	$2,326	$320	13.8%
Percentage of net service sales	62.8%	63.5%			62.7%	63.6%
European Markets	324	290	34	11.7%	633	580	53	9.1%
Percentage of net service sales	14.9%	15.8%			15.0%	15.8%
Emerging Markets	191	154	37	24.0%	376	309	67	21.7%
Percentage of net service sales	8.8%	8.4%			8.9%	8.4%
Asia Pacific Markets	292	227	65	28.6%	566	445	121	27.2%
Percentage of net service sales	13.5%	12.3%			13.4%	12.2%

Total	$2,171	$1,839	$332	18.1%	$4,221	$3,660	$561	15.3%

Net service revenue increased across all of our geographic segments in the second quarter and first six months of fiscal 2011, as compared to fiscal 2010, with the Asia Pacific Markets and Emerging Markets segments reporting strong revenue growth rates for both periods. The increase in total service revenue for the second quarter of fiscal 2011 as compared to fiscal 2010 was due to approximately 15% growth from technical support services as well as an approximately 31% increase in revenue from advanced services and other, which relates to consulting support services for specific network needs. The increase in total service revenue for the first six months of fiscal 2011 as compared to fiscal 2010 was due to a 12% growth from technical support services as well as a 26% increase in revenue from advanced services and other.

In the second quarter and first six months of fiscal 2011, as compared to fiscal 2010, technical support service revenue increased across most of our geographic segments with solid growth in our Asia Pacific Markets, Emerging Markets, and United States and Canada segments. For the second quarter of fiscal 2011, as compared to the second quarter of fiscal 2010, technical support service revenue in our European Markets segment was flat while for the first six months of fiscal 2011, as compared to fiscal 2010, technical support service revenue in our European Markets segments declined. In the second quarter and first six months of fiscal 2011, as compared to fiscal 2010, we experienced revenue growth in advanced services across each of our geographic segments with particular strength in our Asia Pacific Markets, European Markets, and United States and Canada segments. Renewals and technical support service contract initiations associated with recent product sales have resulted in a new installed base of equipment being serviced, also contributing to these increases.

Total service revenue growth for both periods also benefited from incremental revenue from our acquisitions during fiscal 2010 of Tandberg and Starent.

Gross Margin

The following table presents the gross margin for products and services (in millions, except percentages):

	Three Months Ended				Six Months Ended
	Amount		Percentage		Amount		Percentage
	January 29, 2011	January 23, 2010	January 29, 2011	January 23, 2010	January 29, 2011	January 23, 2010	January 29, 2011	January 23, 2010
Gross margin:
Product	$4,854	$5,161	58.9%	64.7%	$10,305	$9,875	60.8%	65.1%
Service	1,407	1,171	64.8%	63.7%	2,711	2,345	64.2%	64.1%

Total	$6,261	$6,332	60.2%	64.5%	$13,016	$12,220	61.5%	64.9%

Product Gross Margin

The following table summarizes the key factors that contributed to the decrease in product gross margin for the second quarter and first six months of fiscal 2011:

	PRODUCT GROSS MARGIN PERCENTAGE
	Three Months Ended	Six Months Ended
Fiscal 2010	64.7%	65.1%
Sales discounts, rebates, and product pricing	(3.7)%	(3.4)%
Mix of products sold	(1.6)%	(1.1)%
Amortization of purchased intangible assets and share based compensation	(1.3)%	(1.0)%
Shipment volume, net of certain variable costs	0.4%	0.5%
Overall manufacturing costs	0.4%	0.7%

Fiscal 2011	58.9%	60.8%

Product gross margin for the second quarter and first six months of fiscal 2011 decreased by 5.8 percentage points and 4.3 percentage points, respectively, compared with the corresponding periods in fiscal 2010. For the second quarter of fiscal 2011, the impact from higher sales discounts, rebates and product pricing impacted all of our customer markets and geographic segments. For both the second quarter and first six months of fiscal 2011, from a product perspective, sales discounts, rebates, and product pricing impacted both our routing and switching product groups. In particular, we experienced a decline in our switching gross margin. We believe this was largely a result of the number of next generation product transitions taking place in this category as our new generation products have lower price per performance points than our prior line of switching products, although we also experienced pricing pressure with our established portfolio of switches. As we currently derive higher gross margins from sales of our prior Catalyst switching platform as compared to our next generation Nexus switching platform, our gross margins for our switching products will be negatively impacted as our customers purchase the newer platform. We expect to affect cost and pricing improvements in the short term that are designed to offset the impact of this negative trend. Sales discounts, rebates, and product pricing were also impacted by pricing pressures in our consumer customer market.

Our product gross margin for each period, as compared to the corresponding period in fiscal 2010, was also negatively impacted by the mix of products sold as our Cisco Unified Computing System products, which have lower gross margins, contributed a greater proportion of our product revenue in the fiscal 2011 periods. Additionally, there was a revenue contribution decline from our higher margin switching products as discussed above, which also led to an unfavorable mix impact. Higher year-over-year impairment charges related to acquisition-related intangibles, primarily attributable to the consumer business, and higher amortization of purchased intangible assets further contributed to the year-over-year decline in product gross margin for both periods.

These factors were partially offset by lower overall manufacturing costs and slightly higher shipment volume for both the second quarter and first six months of fiscal 2011. The reduction in overall manufacturing costs was due to continued operational efficiency in manufacturing operations and value engineering, partially offset by increases in other manufacturing-related costs. The higher other manufacturing-related costs were primarily the result of the carryover effect of the supply constraints we experienced in fiscal 2010 and higher inventory write-offs primarily related to the consumer business.

We expect our total gross margin for the second half of fiscal 2011 to be in a range consistent with what we experienced in the second quarter of fiscal 2011. Our future gross margins could be impacted by our product mix and by our further movement into market adjacencies that have lower gross margins, such as Cisco Unified Computing System products or the consumer market. Our gross margins may also be impacted by the geographic mix of our revenue or by increased sales discounts, rebates, and product pricing, which may be attributable to competitive factors. In recent periods our manufacturing-related costs have been negatively impacted by constraints in our supply chain. If any of the preceding factors that impact our gross margins are adversely affected in future periods, our product and service gross margins could decline.

Service Gross Margin

Our service gross margin percentage increased in the second quarter and was relatively flat for the first six months of fiscal 2011, compared with the corresponding periods of fiscal 2010. The increase was primarily due to higher sales volume. Partially offsetting the volume increase are unfavorable mix impacts, primarily due to advanced services representing a higher proportion of service revenue in both fiscal 2011 periods relative to the comparable prior year periods. For the second quarter of fiscal 2011, as compared to the second quarter of fiscal 2010, gross margin in technical support services increased, primarily as a result of increased sales volume which more than offset increased support service delivery costs, particularly from outside services. We had an increase in our advanced services gross margin, primarily due to strong volume growth partially offset by higher delivery team costs, which were partially headcount related. Our revenue from advanced services may increase to a higher proportion of total service revenue due to our continued focus on providing comprehensive support to our customers’ networking devices, applications, and infrastructures.

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

The following table presents the gross margin for each segment (in millions, except percentages):

	Three Months Ended				Six Months Ended
	Amount		Percentage		Amount		Percentage
	January 29, 2011	January 23, 2010	January 29, 2011	January 23, 2010	January 29, 2011	January 23, 2010	January 29, 2011	January 23, 2010
Gross margin:
United States and Canada	$3,448	$3,435	62.2%	64.5%	$7,236	$6,720	63.3%	65.2%
European Markets	1,372	1,322	65.0%	68.2%	2,687	2,568	65.1%	68.3%
Emerging Markets	713	727	60.0%	65.9%	1,470	1,271	61.2%	64.6%
Asia Pacific Markets	956	958	61.2%	66.2%	2,010	1,860	62.8%	66.6%

Segment Total	6,489	6,442	62.4%	65.6%	13,403	12,419	63.4%	65.9%
Unallocated corporate items (1)	(228)	(110)			(387)	(199)

Total	$6,261	$6,332	60.2%	64.5%	$13,016	$12,220	61.5%	64.9%

(1)

The unallocated corporate items include the effects of amortization and impairment of acquisition-related intangible assets and share-based compensation expense. We do not allocate these items to gross margin for each segment because management does not include the information in measuring the performance of the operating segments.

In the second quarter of fiscal 2011, the gross margin percentage across all geographic segments declined compared to the second quarter of fiscal 2010, primarily due to higher sales discounts, rebates and pricing and unfavorable product mix. Partially offsetting these declines were the impacts from increased shipment volume across all geographic segments. In addition, the declines were partially offset by lower overall manufacturing costs in the United States and Canada segment, European Markets segment and Asia Pacific Markets segment.

For the first six months of fiscal 2011, as compared to the first six months of fiscal 2010, the gross margin percentage across all geographic segments declined primarily due to higher sales discounts, rebates and pricing and unfavorable product mix. Partially offsetting these declines were the impacts from increased shipment volume and lower overall manufacturing costs across all geographic segments.

The gross margin percentage for a particular segment may fluctuate, and period-to-period changes in such percentages may or may not be indicative of a trend for that segment. Our product and service gross margins may be impacted by economic downturns or uncertain economic conditions, as well as our movement into market adjacencies and could decline if any of the factors that impact our gross margins are adversely affected in future periods.

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

Research and Development (R&D), Sales and Marketing, and General and Administrative (G&A) Expenses

R&D, sales and marketing, and G&A expenses are summarized in the following table (in millions, except percentages):

	Three Months Ended				Six Months Ended
	January 29, 2011	January 23, 2010	Variance in Dollars	Variance in Percent	January 29, 2011	January 23, 2010	Variance in Dollars	Variance in Percent
Research and development	$1,478	$1,247	$231	18.5%	$2,909	$2,471	$438	17.7%
Percentage of net sales	14.2%	12.7%			13.7%	13.1%
Sales and marketing	2,444	2,126	318	15.0%	4,846	4,136	710	17.2%
Percentage of net sales	23.5%	21.7%			22.9%	22.0%
General and administrative	452	451	1	0.2%	910	876	34	3.9%
Percentage of net sales	4.3%	4.6%			4.3%	4.7%

Total	$4,374	$3,824	$550	14.4%	$8,665	$7,483	$1,182	15.8%

Percentage of net sales	42.0%	39.0%			41.0%	39.7%

As noted above, since many of our recent headcount-related investments were based on projections of higher revenue than we currently anticipate for the second half of 2011, we expect that operating expenses as a percentage of revenue will continue to increase on a year-over-year basis in the second half of fiscal 2011.

R&D Expenses

The increase in R&D expenses for the second quarter and first six months of fiscal 2011, as compared with the corresponding periods in fiscal 2010, was primarily due to higher headcount-related expenses. Higher depreciation and equipment expenditures, and increased share-based compensation expense also added to the increase. The increase in depreciation expense was partly acquisition related.

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

Sales and Marketing Expenses

Sales and marketing expenses for the second quarter of fiscal 2011 increased compared with the second quarter of fiscal 2010 due to an increase of $253 million in sales expenses and an increase of $65 million in marketing expenses. Both the sales expense and the marketing expense components of the category increased during the period primarily due to higher headcount-related expenses, followed by higher depreciation and equipment expenditures, and increased share-based compensation expense. Additionally, the increase in marketing expense for the second quarter of fiscal 2011, as compared to the second quarter of fiscal 2010, resulted from higher advertisement expense related to our consumer products.

Sales and marketing expenses for the first six months of fiscal 2011, increased compared with the first six months of fiscal 2010 due to an increase of $549 million in sales expenses and an increase of $161 million in marketing expenses. Both the sales expense and the marketing expense components of the category increased during the period due to higher headcount-related expense, followed by higher outside services costs, increased share-based compensation expense, and higher depreciation and equipment expenditures. Additionally, the increase in marketing expense for the second quarter of fiscal 2011, as compared to the second quarter of fiscal 2010 resulted from higher advertisement expenses related to our consumer products.

G&A Expenses

G&A expenses for the second quarter of fiscal 2011 increased compared with the corresponding periods of fiscal 2010, primarily due to the impacts of higher headcount-related expenses, increases in discretionary spending, and higher share-based compensation expense. These increases were mostly offset by the absence of certain real estate related charges which were included in the second quarter of fiscal 2010.

The increase in G&A expenses in the first six months of fiscal 2011, as compared with the corresponding period in fiscal 2010, was due to higher headcount-related expenses, higher outside services costs, and increased share-based compensation expense. These increases were partially offset by the absence during the first six months of fiscal 2011 of certain real estate related charges and non-income tax related expenses which were included in the first six months of fiscal 2010.

Effect of Foreign Currency

In the second quarter of fiscal 2011, foreign currency fluctuations, net of hedging, decreased the combined R&D, sales and marketing, and G&A expenses by $23 million, or approximately 0.6%, compared with the second quarter of fiscal 2010. In the first six months of fiscal 2011, foreign currency fluctuations, net of hedging, decreased the combined R&D, sales and marketing, and G&A expenses by $49 million, or approximately 0.7%, compared with the first six months of fiscal 2010.

Headcount

Our headcount increased by approximately 300 employees in the second quarter of fiscal 2011 and approximately 2,200 in the first six months of fiscal 2011. The headcount increase for both periods was attributable to targeted hiring in line with our investment in growth initiatives. We expect that our headcount additions in the near term will target areas where we see business momentum and opportunity.

Share-Based Compensation Expense

The following table summarizes share-based compensation expense (in millions):

	Three Months Ended		Six Months Ended
	January 29, 2011	January 23, 2010	January 29, 2011	January 23, 2010
Cost of sales—product	$16	$15	$31	$27
Cost of sales—service	48	41	91	74

Share-based compensation expense in cost of sales	64	56	122	101

Research and development	132	110	253	207
Sales and marketing	167	145	331	273
General and administrative	67	60	131	111

Share-based compensation expense in operating expenses	366	315	715	591

Total share-based compensation expense	$430	$371	$837	$692

Share-based compensation expense increased for the second quarter and first six months of fiscal 2011 compared with the corresponding periods in fiscal 2010 due primarily to a change in vesting periods from five to four years for awards granted beginning in fiscal 2009, the timing of annual employee grants, and the overall growth in headcount on a year-over-year basis.

Amortization of Purchased Intangible Assets

The following table presents the amortization of purchased intangible assets included in operating expenses (in millions):

	Three Months Ended		Six Months Ended
	January 29, 2011	January 23, 2010	January 29, 2011	January 23, 2010
Amortization of purchased intangible assets included in operating expenses	$203	$138	$316	$243

The increase in the amortization of purchased intangible assets included in operating expenses for the second quarter and first six months of fiscal 2011 compared with the corresponding periods of fiscal 2010 was due to impairment charges included in operating expenses of $92 million in fiscal 2011, partially offset by lower amortization due to purchased intangible assets which became fully amortized. The impairment charges were primarily due to declines in estimated fair value as a result of reductions in expected future cash flows associated with certain of our consumer products. For additional information regarding purchased intangibles, see Note 4 to the Consolidated Financial Statements.

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

Interest and Other Income (Loss), Net

Interest Income and Interest Expense

A summary of interest income and interest expense is as follows (in millions):

	Three Months Ended		Six Months Ended
	January 29, 2011	January 23, 2010	January 29, 2011	January 23, 2010
Interest income	$156	$155	$316	$323
Interest expense	(161)	(158)	(327)	(272)

Total	$(5)	$(3)	$(11)	$51

Interest income in the second quarter of fiscal 2011, as compared to the second quarter of fiscal 2010, was relatively flat as the effects of lower average interest rates on our cash and fixed income investments portfolio during the second quarter of fiscal 2011 were substantially offset by higher interest income related to our financing receivables. Interest income for the first six months of fiscal 2011, as compared to the first six months of fiscal 2010, declined due to the effects of lower average interest rates on our portfolio of cash and fixed income investments. The increase in interest expense in the second quarter and first six months of fiscal 2011, as compared with the corresponding periods of fiscal 2010, was due to additional interest expense related to our debt issuances in November 2009, particularly for the six month period comparison.

Other Income (Loss), Net

The components of other income (loss), net, are as follows (in millions):

	Three Months Ended		Six Months Ended
	January 29, 2011	January 23, 2010	January 29, 2011	January 23, 2010
Net gains on investments in publicly traded equity securities	$11	$17	$30	$28
Net gains on investments in fixed income securities	6	14	77	20

Total net gains on available-for-sale investments	17	31	107	48
Net gains on investments in privately held companies	29	6	47	36

Net gains on investments	46	37	154	84
Other gains and (losses), net	5	(49)	(23)	(35)

Other income (loss), net	$51	$(12)	$131	$49

The decrease in total net gains on available-for-sale investments in the second quarter of fiscal 2011 compared with the corresponding period of fiscal 2010 was attributable to lower gains on fixed income and publicly traded equity securities primarily as a result of market conditions and the timing of sales of these securities. The increase in total net gains on available-for-sale investments in the first six months of fiscal 2011 compared with the corresponding period of fiscal 2010 was primarily attributable to higher gains on fixed income securities as a result of market conditions and the timing of sales of these securities. See Note 7 to the Consolidated Financial Statements for the unrealized gains and losses on investments.

The increases in net gains on investments in privately held companies for the second quarter and first six months of fiscal 2011 compared with the corresponding periods of fiscal 2010 was primarily due to higher realized gains on these investments and lower impairment charges in fiscal 2011. Impairment charges on investments in privately held companies were $2 million and $4 million for the second quarter of fiscal 2011 and 2010, respectively. Impairment charges on investments in privately held companies were $5 million and $14 million for the first six months of fiscal 2011 and 2010, respectively.

The change in other gains and (losses), net for the second quarter of fiscal 2011, compared with the corresponding period of fiscal 2010, was primarily due to lower foreign exchange losses in the fiscal 2011 period compared with the corresponding fiscal 2010 period.

Provision for Income Taxes

The provision for income taxes resulted in an effective tax rate of 12.1% for the second quarter of fiscal 2011, compared with 21.3% for the second quarter of fiscal 2010. Approximately 6.4 of the percentage point decrease in effective tax rate in the fiscal 2011 period compared to the prior year period was attributable to the retroactive reinstatement of the U.S. federal R&D tax credit during the second quarter of fiscal 2011 which resulted in a benefit of $118 million. The remaining decrease was primarily attributable to higher foreign income taxed at rates lower than the U.S. federal statutory tax rate of 35%.

The provision for income taxes resulted in an effective tax rate of 16.9% for the first six months of fiscal 2011, compared with 20.8% for the first six months of fiscal 2010. Approximately 2.3 of the percentage point decrease in effective tax rate in the fiscal 2011 period compared to the prior year period was attributable to the retroactive reinstatement of the U.S. federal R&D tax credit during the second quarter of fiscal 2011, which resulted in a benefit of $118 million. The remaining decrease was primarily attributable to higher foreign income taxed at rates lower than the U.S. federal statutory tax rate of 35%.

Our provision for income taxes is subject to volatility and could be adversely impacted by earnings being lower than anticipated in countries that have lower tax rates and higher than anticipated in countries that have higher tax rates. Our provision for income taxes does not include provisions for U.S. income taxes and foreign withholding taxes associated with the repatriation of undistributed earnings of certain foreign subsidiaries that we intend to reinvest indefinitely in our foreign subsidiaries. If these earnings were distributed to the United States in the form of dividends or otherwise, or if the shares of the relevant foreign subsidiaries were sold or otherwise transferred, we would be subject to additional U.S. income taxes (subject to an adjustment for foreign tax credits) and foreign withholding taxes. Further, as a result of certain of our ongoing employment and capital investment actions and commitments, our income in certain countries is subject to reduced tax rates and in some cases is wholly exempt from tax. Our failure to meet these commitments could adversely impact our provision for income taxes.

Liquidity and Capital Resources

The following sections discuss the effects of changes in our balance sheet, as well as the impacts of our contractual obligations, other commitments, and the stock repurchase program on our liquidity and capital resources.

Balance Sheet and Cash Flows

Cash and Cash Equivalents and Investments

The following table summarizes our cash and cash equivalents and investments (in millions):

	January 29, 2011	July 31, 2010	Increase (Decrease)
Cash and cash equivalents	$4,924	$4,581	$343
Fixed income securities	33,784	34,029	(245)
Publicly traded equity securities	1,521	1,251	270

Total	$40,229	$39,861	$368

The increase in cash and cash equivalents and investments in the first six months of fiscal 2011 was primarily the result of cash provided by operations of $4.3 billion and proceeds from common stock issuance of $1.2 billion related to employee stock option exercises and employee stock purchases, partially offset by the repurchase of common stock of $4.6 billion and capital expenditures of $652 million.

Our total in cash and cash equivalents and investments held outside of the United States in various foreign subsidiaries was $37.1 billion and $33.2 billion, as of January 29, 2011 and July 31, 2010, respectively. The remaining balance held in the United States as of January 29, 2011 and July 31, 2010 was $3.1 billion and $6.7 billion, respectively. Under current tax laws and regulations, if cash and cash equivalents and investments held outside the United States are distributed to the United States in the form of dividends or otherwise, we may be subject to additional U.S. income taxes and foreign withholding taxes.

We maintain an investment portfolio of various holdings, types, and maturities. We classify our investments as short term investments based on their nature and their availability for use in current operations. We believe the overall credit quality of our portfolio is strong, with our cash equivalents and our fixed income portfolio consisting primarily of the highest quality investment-grade securities. We believe that our strong cash and cash equivalents and investments position allows us to use our cash resources for strategic investments to gain access to new technologies, for acquisitions, for customer financing activities, for working capital needs, for the repurchase of shares of common stock, and for fulfilling our intention to begin paying a cash dividend on our common stock.

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

Accounts Receivable, Net

The following table summarizes our accounts receivable, net (in millions) and DSO:

	January 29, 2011	July 31, 2010	Increase (Decrease)
Accounts receivable, net	$4,620	$4,929	$(309)
DSO	40	41	(1)

Our accounts receivable, net declined approximately 6% compared with the end of fiscal 2010. Our DSO as of January 29, 2011 was lower by 1 day compared with the total for the fourth quarter of fiscal 2010. The slight decline in DSO was a reflection of the improvement in the timing of product shipments in the second quarter of fiscal 2011 as compared to the fourth quarter of fiscal 2010, partially offset by higher service billings (which have higher DSO), in the latter part of the second quarter of fiscal 2011 due to the strong performance by our service business and the timing of contract initiations and renewals, which are typically stronger in our second and fourth quarters based on typical service contract terms.

Inventories and Purchase Commitments with Contract Manufacturers and Suppliers

The following table summarizes our inventories and purchase commitments with contract manufacturers and suppliers (in millions, except annualized inventory turns):

	January 29, 2011	July 31, 2010	Increase (Decrease)
Inventories	$1,602	$1,327	$275
Annualized inventory turns	10.6	12.6	(2.0)
Purchase commitments with contract manufacturers and suppliers	$3,875	$4,319	$(444)

The decrease in our purchase commitments with contract manufacturers and suppliers reflects improvement in lead times and the mitigation of many of the constraints at our component suppliers that we experienced in fiscal 2010. While we may experience longer than normal lead times in the future, our lead times to customers improved on nearly all of our products during the first six months of fiscal 2011, and as of the end of the second quarter of fiscal 2011 were within a normal range for nearly all of our products. We expect purchase commitments to trend flat to down over the next several quarters as our suppliers continue to improve their lead times to us.

Inventories increased during the first six months of fiscal 2011 primarily as a result of seasonality related to our video connected home business, specifically related to video systems, Flip Video products, and networked home products. Inventory also increased due to lower demand related to our cable settop box business. Higher inventory levels are also due to our expectations of reduced manufacturing capacity at many of our contract manufacturers during the first week of the third quarter related to the Lunar New Year holiday. Our finished goods consist of distributor inventory and deferred cost of sales and manufactured finished goods. Distributor inventory and deferred cost of sales are related to unrecognized revenue on shipments to distributors and retail partners as well as shipments to customers. Manufactured finished goods consist primarily of build-to-order and build-to-stock products. Service-related spares consist of reusable equipment related to our technical support and warranty activities. All inventories are accounted for at the lower of cost or market. Inventory is written down based on excess and obsolete inventories determined primarily by future demand forecasts. Inventory write-downs are measured as the difference between the cost of the inventory and market, based upon assumptions about future demand, and are charged to the provision for inventory, which is a component of our cost of sales.

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

Financing Receivables and Guarantees

We measure our net balance sheet exposure position related to our financing receivables and financing guarantees by reducing the total of gross financing receivables and financing guarantees by the associated allowances for credit loss and deferred revenue. As of January 29, 2011, our net balance sheet exposure position related to financing receivables and financing guarantees was as follows (in millions):

	January 29, 2011
	FINANCING RECEIVABLES				FINANCING GUARANTEES			TOTAL
	Lease Receivables	Loan Receivables	Financed Service Contracts & Other	Total	Channel Partner	End-User Customers	Total
Gross amount less unearned income	$2,513	$1,294	$2,285	$6,092	$383	$300	$683	$6,775
Allowances for credit loss	(233)	(84)	(27)	(344)	—	—	—	(344)
Deferred revenue	(131)	(294)	(1,757)	(2,182)	(258)	(273)	(531)	(2,713)

Net balance sheet exposure	$2,149	$916	$501	$3,566	$125	$27	$152	$3,718

Financing Receivables Gross financing receivables increased by 17% compared with the end of fiscal 2010, driven by a 29% increase in gross financed service contracts, a 14% increase in gross lease receivables, and a 4% increase in gross loan receivables. We provide financing to certain end-user customers and channel partners to enable sales of our products, services, and networking solutions. These financing arrangements include leases, financed service contracts, and loans. Arrangements related to leases are generally collateralized by a security interest in the underlying assets. Lease receivables include sales-type and direct-financing leases. We also provide certain qualified customers financing for long-term service contracts, which primarily relate to technical support services. Our loan financing arrangements may include not only financing the acquisition of our products and services but also providing additional funds for other costs associated with network installation and integration of our products and services. We expect to continue to expand the use of our financing programs in the near term.

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

Borrowings

Senior Notes The following table summarizes the principal amount of our senior notes (in millions):

	January 29, 2011	July 31, 2010	Increase (Decrease)
Senior notes :
5.25% fixed-rate notes, due 2011 (“2011 Notes”)	$3,000	$3,000	$—
2.90% fixed-rate notes, due 2014 (“2014 Notes”)	500	500	—
5.50% fixed-rate notes, due 2016 (“2016 Notes”)	3,000	3,000	—
4.95% fixed-rate notes, due 2019 (“2019 Notes”)	2,000	2,000	—
4.45% fixed-rate notes, due 2020 (“2020 Notes”)	2,500	2,500	—
5.90% fixed-rate notes, due 2039 (“2039 Notes”)	2,000	2,000	—
5.50% fixed-rate notes, due 2040 (“2040 Notes”)	2,000	2,000	—

Total	$15,000	$15,000	$—

Interest is payable semiannually on each class of the senior fixed-rate notes, each of which is redeemable by us at any time, subject to a make-whole premium. We were in compliance with all debt covenants as of January 29, 2011. On February 22, 2011 we repaid the 2011 Notes upon their maturity for an aggregate principal amount of $3.0 billion.

Other Notes and Borrowings Other notes and borrowings include notes and credit facilities with a number of financial institutions that are available to certain of our foreign subsidiaries. The amount of borrowings outstanding under these arrangements was $84 million and $59 million as of January 29, 2011 and July 31, 2010, respectively.

Commercial Paper On January 31, 2011, we announced that we had established a short-term debt financing program of up to $3.0 billion through the issuance of commercial paper notes. As of February 22, 2011, we had issued commercial paper notes for an aggregate principal amount of $2.0 billion under this program. We intend to use the net proceeds from the issuance of commercial paper notes for general corporate purposes, which includes the repayment of other maturing debt.

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

We may also, upon the agreement of either the then-existing lenders or additional lenders not currently parties to the agreement, increase the commitments under the credit facility by up to an additional $1.9 billion and/or extend the expiration date of the credit facility up to August 15, 2014. As of January 29, 2011, we were in compliance with the required interest coverage ratio and the other covenants, and we had not borrowed any funds under the credit facility.

Deferred Revenue

The following table presents the breakdown of deferred revenue (in millions):

	January 29, 2011	July 31, 2010	Increase (Decrease)
Service	$8,048	$7,428	$620
Product	3,759	3,655	104

Total	$11,807	$11,083	$724

Reported as:
Current	$7,878	$7,664	$214
Noncurrent	3,929	3,419	510

Total	$11,807	$11,083	$724

The increase in deferred service revenue reflects the impact of new contract initiations and renewals, which typically are seasonally higher in the second quarter, partially offset by the ongoing amortization of deferred service revenue. The increase in deferred product revenue was primarily due to an increase in shipments not having met revenue recognition criteria and due to the timing of cash receipts related to unrecognized revenue from two-tier distributors.

Operating Leases

We lease office space in several U.S. locations. Outside the United States, larger leased sites are located in Australia, Belgium, China, Germany, India, Israel, Italy, Japan, Norway, and the United Kingdom. We also lease equipment and vehicles. The future minimum lease payments under all our noncancelable operating leases with an initial term in excess of one year as of January 29, 2011 were $1.2 billion.

Other Commitments

In connection with our business combinations and asset purchases, we have agreed to pay certain additional amounts contingent upon the achievement of certain agreed-upon technology, development, product, or other milestones, or upon continued employment with us of certain employees of acquired entities. During the second quarter of fiscal 2011, we paid a milestone payment of approximately $300 million to the former noncontrolling interest holders of Nuova Systems, Inc. (“Nuova Systems”), the remaining interest of which was purchased by us in fiscal 2008. See Note 11 to the Consolidated Financial Statements.

We also have certain funding commitments primarily related to our investments in privately-held companies and venture funds, some of which are based on the achievement of certain agreed-upon milestones, and some of which are required to be funded on demand. The funding commitments were $298 million as of January 29, 2011, compared with $279 million as of July 31, 2010.

Off-Balance Sheet Arrangements

We consider our investments in unconsolidated variable interest entities to be off-balance sheet arrangements. In the ordinary course of business, we have investments in privately held companies and provide financing to certain customers. These privately held companies and customers may be considered to be variable interest entities. We evaluate on an ongoing basis our investments in these privately held companies and customer financings and have determined that as of January 29, 2011 there were no material unconsolidated variable interest entities. Additionally, we have determined that our potential maximum exposure to loss with investments in these privately held companies and customer financings was not material.

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

Securities Lending

We periodically engage in securities lending activities with certain of our available-for-sale investments. These transactions, with a daily balance averaging less than 25% of our total available-for-sale investments portfolio, are accounted for as a secured lending of the securities, and the securities are typically loaned only on an overnight basis. We require collateral equal to at least 102% of the fair market value of the loaned security, and that the collateral be in the form of cash or liquid, high-quality assets. We engage in these secured lending transactions only with highly creditworthy counterparties, and the associated portfolio custodian has agreed to indemnify us against any collateral losses. As of January 29, 2011 and July 31, 2010, we had no outstanding securities lending transactions. We believe these arrangements do not present a material impact or risk to our liquidity requirements. We did not experience any losses in connection with the secured lending of securities during the periods presented.

Stock Repurchase Program

In September 2001, our Board of Directors authorized a stock repurchase program. As of January 29, 2011, our Board of Directors had authorized an aggregate repurchase of up to $82 billion of common stock under this program and the remaining authorized repurchase amount was $12.7 billion with no termination date. The stock repurchase activity under the stock repurchase program, reported based on the trade date, during the first six months of fiscal 2011 is summarized as follows (in millions, except per-share amounts):

Six Months Ended January 29, 2011	Shares Repurchased	Weighted- Average Price per Share	Amount Repurchased
Cumulative balance at July 31, 2010	3,127	$20.78	$64,982
Repurchase of common stock under the stock repurchase program	202	21.27	4,291

Cumulative balance at January 29, 2011	3,329	$20.81	$69,273

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

Interest Rate Risk

Fixed Income Securities

We maintain an investment portfolio of various holdings, types, and maturities. Our primary objective for holding fixed income securities is to achieve an appropriate investment return consistent with preserving principal and managing risk. At any time, a sharp rise in market interest rates could have a material adverse impact on the fair value of our fixed income investment portfolio. Conversely, declines in interest rates, including the impact from lower credit spreads, could have a material adverse impact on interest income for our investment portfolio. We may utilize derivative instruments designated as hedging instruments to achieve our investment objectives. We had no outstanding hedging instruments for our fixed income securities as of January 29, 2011. Our fixed income instruments are held for purposes other than trading. Our fixed income instruments are not leveraged as of January 29, 2011. See Note 7 to the Consolidated Financial Statements. We monitor our interest rate and credit risks, including our credit exposures to specific rating categories and to individual issuers. We believe the overall credit quality of our portfolio is strong.

Debt

As of January 29, 2011, we had $15.0 billion in principal amount of fixed-rate senior notes outstanding, with a carrying amount of $15.2 billion and a fair value of $16.0 billion, which fair value is based on market prices. As of January 29, 2011, a hypothetical 50 basis point (“BPS”) increase or decrease in market interest rates would change the fair value of the fixed-rate debt, excluding the $1.5 billion of hedged debt, by a decrease and increase of $0.5 billion, respectively. However, this hypothetical change in interest rates would not impact the interest expense on the fixed-rate debt.

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

Publicly Traded Equity Securities

The following tables present the hypothetical fair values of publicly traded equity securities as a result of selected potential decreases and increases in the price of each equity security in the portfolio, excluding hedged equity securities, if any. Potential fluctuations in the price of each equity security in the portfolio of plus or minus 10%, 20%, and 30% were selected based on potential near-term changes in those security prices. The hypothetical fair values as of January 29, 2011 and July 31, 2010 are as follows (in millions):

	VALUATION OF SECURITIES GIVEN AN X% DECREASE IN EACH STOCK’S PRICE			FAIR VALUE AS OF JANUARY 29, 2011	VALUATION OF SECURITIES GIVEN AN X% INCREASE IN EACH STOCK’S PRICE
	(30%)	(20%)	(10%)		10%	20%	30%
Publicly traded equity securities	$1,065	$1,217	$1,369	$1,521	$1,673	$1,825	$1,977
	VALUATION OF SECURITIES GIVEN AN X% DECREASE IN EACH STOCK’S PRICE			FAIR VALUE AS OF JULY 31, 2010	VALUATION OF SECURITIES GIVEN AN X% INCREASE IN EACH STOCK’S PRICE
	(30%)	(20%)	(10%)		10%	20%	30%
Publicly traded equity securities	$876	$1,001	$1,126	$1,251	$1,376	$1,501	$1,626

There were no impairment charges on our investments in publicly traded equity securities in the first six months of fiscal 2011 and the first six months of fiscal 2010.

Investments in Privately Held Companies

We have also invested in privately held companies. These investments are recorded in other assets in our Consolidated Balance Sheets and are accounted for using either the cost or the equity method. As of January 29, 2011, the total carrying amount of our investments in privately held companies was $824 million, compared with $756 million at July 31, 2010. Some of the privately held companies in which we invested are in the startup or development stages. These investments are inherently risky because the markets for the technologies or products these companies are developing are typically in the early stages and may never materialize. We could lose our entire investment in these companies. Our evaluation of investments in privately held companies is based on the fundamentals of the businesses, including, among other factors, the nature of their technologies and potential for financial return. Our impairment charges on investments in privately held companies were $2 million and $4 million for the second quarters of fiscal 2011 and fiscal 2010, respectively, and were $5 million and $14 million during the first six months of fiscal 2011 and 2010, respectively.

Foreign Currency Exchange Risk

Our foreign exchange forward and option contracts are summarized as follows (in millions):

	January 29, 2011		July 31, 2010
	Notional Amount	Fair Value	Notional Amount	Fair Value
Forward contracts:
Purchased	$3,053	$16	$3,368	$26
Sold	$879	$1	$878	$(7)
Option contracts:
Purchased	$1,328	$80	$1,582	$56
Sold	$1,341	$(7)	$1,507	$(6)

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

Approximately 68% of our operating expenses are U.S.-dollar denominated. Foreign currency fluctuations, net of hedging, decreased our operating expenses, categorized as research and development, sales and marketing, and general and administrative, by approximately 0.7% in the first six months of fiscal 2011 compared with the corresponding period of fiscal 2010. To reduce variability in operating expenses and service cost of sales caused by non-U.S.-dollar denominated operating expenses and costs, we hedge certain foreign currency forecasted transactions with currency options and forward contracts. These hedging programs are not designed to provide foreign currency protection over long time horizons. In designing a specific hedging approach, we consider several factors, including offsetting exposures, significance of exposures, costs associated with entering into a particular hedge instrument, and potential effectiveness of the hedge. The gains and losses on foreign exchange contracts mitigate the effect of currency movements on our operating expenses and service cost of sales.

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

Changes in internal control over financial reporting. There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our second quarter of fiscal 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

Brazilian authorities have investigated our Brazilian subsidiary and certain of our current and former employees, as well as a Brazilian importer of our products, and its affiliates and employees, relating to alleged evasion of import taxes and alleged improper transactions involving the subsidiary and the importer. Brazilian tax authorities have assessed claims against our Brazilian subsidiary based on a theory of joint liability with the Brazilian importer for import taxes and related penalties. In addition to claims asserted during prior fiscal years by Brazilian federal tax authorities, tax authorities from the Brazilian state of Sao Paulo asserted similar claims on the same legal basis during the second quarter of fiscal 2011.

The asserted claims by Brazilian federal tax authorities are for calendar years 2003 through 2007 and the asserted claims by the tax authorities from the state of Sao Paulo, are for calendar years 2005 through 2007. The total asserted claims by Brazilian state and federal tax authorities aggregated to approximately $480 million for the alleged evasion of import taxes, approximately $535 million for interest, and approximately $2.2 billion for various penalties, all determined using an exchange rate as of January 29, 2011. We have completed a thorough review of the matter and believe the asserted tax claims against us are without merit, and we intend to defend the claims vigorously. While we believe there is no legal basis for our alleged liability, due to the complexities and uncertainty surrounding the judicial process in Brazil and the nature of the claims asserting joint liability with the importer, we are unable to determine the likelihood of an unfavorable outcome against us and are unable to reasonably estimate a range of loss, if any. We do not expect a final judicial determination for several years.

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

Sales to the service provider market have been characterized by large and sporadic purchases, especially relating to our router sales and sales of certain products in our New Products category, in addition to longer sales cycles. In the past, we have experienced significant weakness in sales to service providers over certain extended periods of time as market conditions have fluctuated. Sales activity in this industry depends upon the stage of completion of expanding network infrastructures; the availability of funding; and the extent to which service providers are affected by regulatory, economic, and business conditions in the country of operations. Weakness in orders from this industry, including as a result of any slowdown in capital expenditures by service providers (which may be more prevalent during a global economic downturn or periods of economic uncertainty), could have a material adverse effect on our business, operating results, and financial condition. For example, during fiscal 2009, we experienced a slowdown in service provider capital expenditures globally, and in the first six months of fiscal 2011 we experienced a slowdown in certain segments of this market, including in capital expenditures by some service provider customers and in sales of our traditional cable set-top boxes in our United States and Canada segment. Such slowdowns may continue or recur in future periods. Orders from this industry could decline for many reasons other than the competitiveness of our products and services within their respective markets. For example, in the past, many of our service provider customers have been materially and adversely affected by slowdowns in the general economy, by overcapacity, by changes in the service provider market, by regulatory developments, and by constraints on capital availability, resulting in business failures and substantial reductions in spending and expansion plans. These conditions have materially harmed our business and operating results in the past, and some of these or other conditions in the service provider market could affect our business and operating results in any future period. Finally, service provider customers typically have longer implementation cycles; require a broader range of services, including design services; demand that vendors take on a larger share of risks; often require acceptance provisions, which can lead to a delay in revenue recognition; and expect financing from vendors. All these factors can add further risk to business conducted with service providers.

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

THE MARKETS IN WHICH WE COMPETE ARE INTENSELY COMPETITIVE, WHICH COULD ADVERSELY AFFECT OUR ACHIEVEMENT OF REVENUE GROWTH

The markets in which we compete are characterized by rapid change, converging technologies, and a migration to networking and communications solutions that offer relative advantages. These market factors represent a competitive threat to us. We compete with numerous vendors in each product category. The overall number of our competitors providing niche product solutions may increase. Also, the identity and composition of competitors may change as we increase our activity in markets for our New Products and in market adjacencies. As we continue to expand globally, we may see new competition in different geographic regions. In particular, we have experienced price-focused competition from competitors in Asia, especially from China, and we anticipate this will continue. Our competitors include Alcatel-Lucent; ARRIS Group, Inc.; Aruba Networks, Inc.; Avaya Inc.; Brocade Communications Systems, Inc.; Check Point Software Technologies Ltd.; Citrix Systems, Inc.; D-Link Corporation; LM Ericsson Telephone Company; Extreme Networks, Inc.; F5 Networks, Inc.; Force10 Networks, Inc.; Fortinet, Inc.; Hewlett-Packard Company; Huawei Technologies Co., Ltd.; International Business Machines Corporation; Juniper Networks, Inc.; LogMeIn, Inc.; Meru Networks, Inc.; Microsoft Corporation; Motorola Mobility Holdings, Inc.; Motorola Solutions, Inc.; NETGEAR, Inc.; Polycom, Inc.; Riverbed Technology, Inc.; and Symantec Corporation; among others.

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

ADVERSE RESOLUTION OF LITIGATION OR GOVERNMENTAL INVESTIGATIONS MAY HARM OUR OPERATING RESULTS OR FINANCIAL CONDITION

We are a party to lawsuits in the normal course of our business. Litigation can be expensive, lengthy, and disruptive to normal business operations. Moreover, the results of complex legal proceedings are difficult to predict. For example, Brazilian authorities have investigated our Brazilian subsidiary and certain of our current and former employees, as well as a Brazilian importer of our products, and its affiliates and employees, relating to alleged evasion of import taxes and alleged improper transactions involving the subsidiary and the importer. Brazilian tax authorities have assessed claims against our Brazilian subsidiary based on a theory of joint liability with the Brazilian importer for import taxes and related penalties. The asserted claims by Brazilian federal tax authorities are for calendar years 2003 through 2007 and the asserted claims by the tax authorities from the state of Sao Paulo, are for calendar years 2005 through 2007. The total asserted claims by Brazilian state and federal tax authorities aggregated to approximately $480 million for the alleged evasion of import taxes, approximately $535 million for interest, and approximately $2.2 billion for various penalties, all determined using an exchange rate as of January 29, 2011. We have completed a thorough review of the matter and believe the asserted tax claims against us are without merit, and we intend to defend the claims vigorously. While we believe there is no legal basis for our alleged liability, due to the complexities and uncertainty surrounding the judicial process in Brazil and the nature of the claims asserting joint liability with the importer, we are unable to determine the likelihood of an unfavorable outcome against us and are unable to reasonably estimate a range of loss, if any. An unfavorable resolution of lawsuits or governmental investigations could have a material adverse effect on our business, operating results, or financial condition. For additional information regarding certain of the matters in which we are involved, see Item 1, “Legal Proceedings,” contained in Part II of this report.

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

THERE CAN BE NO ASSURANCE THAT OUR OPERATING RESULTS AND FINANCIAL CONDITION WILL NOT BE ADVERSELY AFFECTED BY OUR INCURRENCE OF DEBT

We have senior unsecured notes outstanding in an aggregate principal amount of $12.0 billion that mature at specific dates in 2014, 2016, 2019, 2020, 2039 and 2040. We have also established a commercial paper program under which we may issue short-term, unsecured commercial paper notes on a private placement basis up to a maximum aggregate amount outstanding at any time of $3 billion. The outstanding senior unsecured notes bear fixed-rate interest payable semiannually. The fair value of the long-term debt is subject to market interest rate volatility. The instruments governing the senior unsecured notes contain certain covenants applicable to us and our subsidiaries that may adversely affect our ability to incur certain liens or engage in certain types of sale and leaseback transactions. In addition, we will be required to have available in the United States sufficient cash to repay all of our notes on maturity. There can be no assurance that our incurrence of this debt will be a better means of providing liquidity to us than would our use of our existing cash resources, including cash currently held offshore. Further, we cannot be assured that our maintenance of this indebtedness will not adversely affect our operating results or financial condition. In addition, changes by any rating agency to our credit rating can negatively impact the value and liquidity of both our debt and equity securities, as well as the terms upon which we may borrow under our commercial paper program.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a) None.

(b) None.

(c) Issuer Purchases of Equity Securities (in millions, except per-share amounts)

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (2)
October 31, 2010 to November 27, 2010	64	$20.37	63	$13,228
November 28, 2010 to December 25, 2010	20	$19.41	20	$12,850
December 26, 2010 to January 29, 2011	6	$20.34	6	$12,727

Total	90	$20.15	89

(1)	Includes approximately 1 million shares repurchased to satisfy tax withholding obligations that arose on the vesting of shares of restricted stock and restricted stock units.

(2)

On September 13, 2001, we announced that our Board of Directors had authorized a stock repurchase program. As of January 29, 2011, our Board of Directors had authorized an aggregate repurchase of up to $82 billion of common stock under this program with no termination date. During the second quarter of fiscal 2011, we repurchased and retired 89 million shares of our common stock under this program at a weighted-average price of $20.15 per share for an aggregate purchase price of $1.8 billion. As of January 29, 2011, we had repurchased and retired 3.3 billion shares of our common stock at a weighted-average price of $20.81 per share for an aggregate purchase price of $69.3 billion since inception of the stock repurchase program, and the remaining authorized amount for stock repurchases under this program was $12.7 billion with no termination date.

Item 3.	Defaults Upon Senior Securities

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

The following documents are filed as Exhibits to this report:

10.1	Form of Commercial Paper Dealer Agreement for $3,000,000,000 Commercial Paper Program

10.2	Commercial Paper Issuing and Paying Agent Agreement dated January 31, 2011 between the Registrant and Bank of America, N.A.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32.1	Section 1350 Certification of Principal Executive Officer

32.2	Section 1350 Certification of Principal Financial Officer

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	XBRL (Extensible Business Reporting Language) information is furnished and not filed herewith, is not a part of a registration statement or Prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Cisco Systems, Inc.

Date: February 23, 2011	By	/s/ Frank A. Calderoni
Frank A. Calderoni Executive Vice President and Chief Financial Officer (Principal Financial Officer and duly authorized signatory)

EXHIBIT INDEX

10.1	Form of Commercial Paper Dealer Agreement for $3,000,000,000 Commercial Paper Program

10.2	Commercial Paper Issuing and Paying Agent Agreement dated January 31, 2011 between the Registrant and Bank of America, N.A.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32.1	Section 1350 Certification of Principal Executive Officer

32.2	Section 1350 Certification of Principal Financial Officer

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	XBRL (Extensible Business Reporting Language) information is furnished and not filed herewith, is not a part of a registration statement or Prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.