Form 10-Q
period 2011-04-30
CISCO SYSTEMS INC
filed 2011-05-25
CIK 858877

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2011

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

Number of shares of the registrant’s common stock outstanding as of May 18, 2011: 5,500,184,916

Cisco Systems, Inc.

FORM 10-Q for the Quarter Ended April 30, 2011

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

CISCO SYSTEMS, INC.

CONSOLIDATED BALANCE SHEETS

(in millions, except par value)

(Unaudited)

	April 30, 2011	July 31, 2010
ASSETS
Current assets:
Cash and cash equivalents	$6,635	$4,581
Investments	36,732	35,280
Accounts receivable, net of allowance for doubtful accounts of $200 at April 30, 2011 and $235 at July 31, 2010	4,413	4,929
Inventories	1,442	1,327
Deferred tax assets	2,120	2,126
Other current assets	3,862	3,178

Total current assets	55,204	51,421
Property and equipment, net	4,023	3,941
Goodwill	16,880	16,674
Purchased intangible assets, net	2,702	3,274
Other assets	6,541	5,820

TOTAL ASSETS	$85,350	$81,130

LIABILITIES AND EQUITY
Current liabilities:
Short-term debt	$581	$3,096
Accounts payable	799	895
Income taxes payable	78	90
Accrued compensation	2,964	3,129
Deferred revenue	7,771	7,664
Other current liabilities	3,917	4,359

Total current liabilities	16,110	19,233

Long-term debt	16,168	12,188
Income taxes payable	1,166	1,353
Deferred revenue	3,928	3,419
Other long-term liabilities	772	652

Total liabilities	38,144	36,845

Commitments and contingencies (Note 12)
Equity:
Cisco shareholders’ equity:
Preferred stock, no par value: 5 shares authorized; none issued and outstanding	—	—
Common stock and additional paid-in capital, $0.001 par value: 20,000 shares authorized; 5,501 and 5,655 shares issued and outstanding at April 30, 2011 and July 31, 2010, respectively	38,639	37,793
Retained earnings	7,217	5,851
Accumulated other comprehensive income	1,307	623

Total Cisco shareholders’ equity	47,163	44,267

Noncontrolling interests	43	18

Total equity	47,206	44,285

TOTAL LIABILITIES AND EQUITY	$85,350	$81,130

See Notes to Consolidated Financial Statements.

CISCO SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in millions, except per-share amounts)

(Unaudited)

	Three Months Ended		Nine Months Ended
	April 30, 2011	May 1, 2010	April 30, 2011	May 1, 2010
NET SALES:
Product	$8,669	$8,436	$25,605	$23,612
Service	2,197	1,932	6,418	5,592

Total net sales	10,866	10,368	32,023	29,204

COST OF SALES:
Product	3,437	3,010	10,068	8,311
Service	770	728	2,280	2,043

Total cost of sales	4,207	3,738	12,348	10,354

GROSS MARGIN	6,659	6,630	19,675	18,850

OPERATING EXPENSES:
Research and development	1,430	1,411	4,339	3,882
Sales and marketing	2,446	2,278	7,292	6,414
General and administrative	466	479	1,376	1,355
Amortization of purchased intangible assets	103	117	419	360
Restructuring and other charges	31	—	31	—

Total operating expenses	4,476	4,285	13,457	12,011

OPERATING INCOME	2,183	2,345	6,218	6,839
Interest income	161	158	477	481
Interest expense	(153)	(182)	(480)	(454)
Other income, net	12	82	143	131

Interest and other income, net	20	58	140	158

INCOME BEFORE PROVISION FOR INCOME TAXES	2,203	2,403	6,358	6,997
Provision for income taxes	396	211	1,100	1,165

NET INCOME	$1,807	$2,192	$5,258	$5,832

Net income per share:
Basic	$0.33	$0.38	$0.95	$1.01

Diluted	$0.33	$0.37	$0.94	$0.99

Shares used in per-share calculation:
Basic	5,508	5,731	5,545	5,746

Diluted	5,537	5,869	5,596	5,869

Cash dividends declared per common share	$0.06	$—	$0.06	$—

See Notes to Consolidated Financial Statements.

CISCO SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

(Unaudited)

	Nine Months Ended
	April 30, 2011	May 1, 2010
Cash flows from operating activities:
Net income	$5,258	$5,832
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization, and other	1,813	1,415
Share-based compensation expense	1,237	1,126
Provision for doubtful accounts	(1)	18
Deferred income taxes	(37)	(256)
Excess tax benefits from share-based compensation	(65)	(177)
Net gains on investments	(185)	(147)
Change in operating assets and liabilities, net of effects of acquisitions and divestitures:
Accounts receivable	603	(662)
Inventories	(105)	(86)
Lease receivables, net	(332)	(263)
Accounts payable	(103)	160
Income taxes payable	(192)	(204)
Accrued compensation	(265)	138
Deferred revenue	537	740
Other assets	(567)	(544)
Other liabilities	(341)	(149)

Net cash provided by operating activities	7,255	6,941

Cash flows from investing activities:
Purchases of investments	(30,303)	(35,263)
Proceeds from sales of investments	14,942	12,193
Proceeds from maturities of investments	14,134	17,474
Acquisition of property and equipment	(930)	(699)
Acquisition of businesses, net of cash and cash equivalents acquired	(266)	(4,950)
Change in investments in privately held companies	(86)	(68)
Other	48	80

Net cash used in investing activities	(2,461)	(11,233)

Cash flows from financing activities:
Issuances of common stock	1,516	2,780
Repurchases of common stock	(5,564)	(5,440)
Short-term borrowings, maturities less than 90 days, net	392	62
Issuances of debt, maturities greater than 90 days	4,109	4,944
Repayments of debt, maturities greater than 90 days	(3,000)	—
Settlements of interest rate derivatives related to long-term debt	—	23
Excess tax benefits from share-based compensation	65	177
Dividends paid	(329)	—
Other	71	(11)

Net cash (used in) provided by financing activities	(2,740)	2,535

Net increase (decrease) in cash and cash equivalents	2,054	(1,757)
Cash and cash equivalents, beginning of period	4,581	5,718

Cash and cash equivalents, end of period	$6,635	$3,961

Cash paid for:
Interest	$658	$575
Income taxes	$1,328	$1,624

See Notes to Consolidated Financial Statements.

CISCO SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF EQUITY

(in millions)

(Unaudited)

Nine Months Ended April 30, 2011	Shares of Common Stock	Common Stock and Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Cisco Shareholders’ Equity	Noncontrolling Interests	Total Equity
BALANCE AT JULY 31, 2010	5,655	$37,793	$5,851	$623	$44,267	$18	$44,285
Net income	—	—	5,258	—	5,258	—	5,258
Change in:
Unrealized gains and losses on investments	—	—	—	153	153	25	178
Derivative instruments	—	—	—	37	37	—	37
Cumulative translation adjustment and other	—	—	—	494	494	—	494

Comprehensive income					5,942	25	5,967

Issuance of common stock	110	1,516	—	—	1,516	—	1,516
Repurchase of common stock	(264)	(1,879)	(3,563)	—	(5,442)	—	(5,442)
Cash dividends declared ($0.06 per common share)	—	—	(329)	—	(329)	—	(329)
Tax effects from employee stock incentive plans	—	(40)	—	—	(40)	—	(40)
Purchase acquisitions	—	12	—	—	12	—	12
Share-based compensation expense	—	1,237	—	—	1,237	—	1,237

BALANCE AT APRIL 30, 2011	5,501	$38,639	$7,217	$1,307	$47,163	$43	$47,206

Nine Months Ended May 1, 2010	Shares of Common Stock	Common Stock and Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Cisco Shareholders’ Equity	Noncontrolling Interests	Total Equity
BALANCE AT JULY 25, 2009	5,785	$34,344	$3,868	$435	$38,647	$30	$38,677
Net income	—	—	5,832	—	5,832	—	5,832
Change in:
Unrealized gains and losses on investments	—	—	—	233	233	(8)	225
Derivative instruments	—	—	—	(4)	(4)	—	(4)
Cumulative translation adjustment and other	—	—	—	12	12	—	12

Comprehensive income (loss)					6,073	(8)	6,065

Issuance of common stock	167	2,780	—	—	2,780	—	2,780
Repurchase of common stock	(230)	(1,458)	(4,130)	—	(5,588)	—	(5,588)
Tax benefits from employee stock incentive plans, including transfer pricing adjustments	—	710	—	—	710	—	710
Purchase acquisitions	—	82	—	—	82	—	82
Share-based compensation expense	—	1,126	—	—	1,126	—	1,126

BALANCE AT MAY 1, 2010	5,722	$37,584	$5,570	$676	$43,830	$22	$43,852

Supplemental Information

In September 2001, the Company’s Board of Directors authorized a stock repurchase program. As of April 30, 2011, the Company’s Board of Directors had authorized an aggregate repurchase of up to $82 billion of common stock under this program with no termination date. For additional information regarding stock repurchases, see Note 13 to the Consolidated Financial Statements. The stock repurchases since the inception of this program and the related impacts on Cisco shareholders’ equity are summarized in the following table (in millions):

	Shares of Common Stock	Common Stock and Additional Paid-In Capital	Retained Earnings	Total Cisco Shareholders’ Equity
Repurchases of common stock under the repurchase program	3,383	$14,487	$55,786	$70,273

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

The accompanying financial data as of April 30, 2011 and for the three and nine months ended April 30, 2011 and May 1, 2010 have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. The July 31, 2010 Consolidated Balance Sheet was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and the notes thereto, included in the Company’s Current Report on Form 8-K filed March 9, 2011.

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

In the opinion of management, all adjustments (which include normal recurring adjustments, except as disclosed herein) necessary to present fairly the statement of financial position as of April 30, 2011, and results of operations for the three and nine months ended April 30, 2011 and May 1, 2010, and cash flows and equity for the nine months ended April 30, 2011 and May 1, 2010, as applicable, have been made. The results of operations for the three and nine months ended April 30, 2011 are not necessarily indicative of the operating results for the full fiscal year or any future periods.

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

CISCO SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

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

In July 2010, the FASB issued an accounting standard update to provide guidance to enhance disclosure related to the credit quality of a company’s financing receivables portfolio and the associated allowance for credit loss. Pursuant to this accounting update, a company is required to provide a greater level of disaggregated information about its financing receivables portfolio and its allowance for credit loss with the objective of facilitating users’ evaluation of the nature of credit risk inherent in the company’s portfolio of financing receivables, how that risk is analyzed and assessed in arriving at the allowance for credit loss, and the changes and reasons for those changes in the allowance for credit loss. Effective in the second quarter of fiscal 2011, the Company has included in Note 7 the expanded disclosure related to both the period end balances and activities during the reporting period as well as the related accounting policies.

3.	Business Combinations

The Company completed six business combinations during the nine months ended April 30, 2011. A summary of the allocation of the total purchase consideration is presented as follows (in millions):

	Shares Issued	Purchase Consideration	Net Liabilities Assumed	Purchased Intangible Assets	Goodwill
Total acquisitions	—	$288	$(10)	$114	$184

The total purchase consideration related to the Company’s business combinations completed during the nine months ended April 30, 2011 consisted of either cash consideration or vested share-based awards assumed, or both. Total cash and cash equivalents acquired from these business combinations were $7 million.

Total transaction costs related to business combination activities for the nine months ended April 30, 2011 were $10 million, which were expensed as incurred and recorded as general and administrative (“G&A”) expenses.

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

The goodwill generated from the Company’s business combinations completed during the nine months ended April 30, 2011 is primarily related to expected synergies. The goodwill is not deductible for U.S. federal income tax purposes.

CISCO SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

The Consolidated Financial Statements include the operating results of each business from the date of acquisition. Pro forma results of operations for the acquisitions completed during the nine months ended April 30, 2011 have not been presented because the effects of the acquisitions, individually and in the aggregate, were not material to the Company’s financial results.

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

The following table presents the goodwill allocated to the Company’s reportable segments as of and during the nine months ended April 30, 2011 (in millions):

	Balance at July 31, 2010	Acquisitions	Other	Balance at April 30, 2011
United States and Canada	$11,289	$121	$(14)	$11,396
European Markets	2,729	35	35	2,799
Emerging Markets	762	4	1	767
Asia Pacific Markets	1,894	24	—	1,918

Total	$16,674	$184	$22	$16,880

In the preceding table, “Other” includes foreign currency translation, purchase accounting adjustments, and an adjustment related to a divestiture.

(b) Purchased Intangible Assets

The following table presents details of the Company’s intangible assets acquired through business combinations completed during the nine months ended April 30, 2011 (in millions, except years):

	FINITE LIVES						INDEFINITE LIVES
	TECHNOLOGY		CUSTOMER RELATIONSHIPS		OTHER		IPR&D	TOTAL
	Weighted- Average Useful Life (in Years)	Amount	Weighted- Average Useful Life (in Years)	Amount	Weighted- Average Useful Life (in Years)	Amount	Amount	Amount
Total	4.8	$92	6.4	$16	2.5	$1	$5	$114

The following tables present details of the Company’s purchased intangible assets (in millions):

April 30, 2011	Gross	Accumulated Amortization	Net
Purchased intangible assets with finite lives:
Technology	$2,365	$(902)	$1,463
Customer relationships	2,278	(1,263)	1,015
Other	124	(86)	38

Total purchased intangible assets with finite lives	4,767	(2,251)	2,516
IPR&D, with indefinite lives	186	—	186

Total	$4,953	$(2,251)	$2,702

CISCO SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

July 31, 2010	Gross	Accumulated Amortization	Net
Purchased intangible assets with finite lives:
Technology	$2,396	$(686)	$1,710
Customer relationships	2,326	(1,045)	1,281
Other	172	(85)	87

Total purchased intangible assets with finite lives	4,894	(1,816)	3,078
IPR&D, with indefinite lives	196	—	196

Total	$5,090	$(1,816)	$3,274

Purchased intangible assets include intangible assets acquired through business combinations as well as through direct purchases or licenses.

The following table presents the amortization of purchased intangible assets (in millions):

	Three Months Ended		Nine Months Ended
	April 30, 2011	May 1, 2010	April 30, 2011	May 1, 2010
Amortization of purchased intangible assets:
Cost of sales	$110	$69	$387	$178
Operating expenses:
Amortization of purchased intangible assets	103	117	419	360
Restructuring and other charges	8	—	8	—

Total	$221	$186	$814	$538

Amortization of purchased intangible assets for the three months ended April 30, 2011 included impairment charges of approximately $9 million primarily recorded under restructuring and other charges (see Note 5). Amortization of purchased intangible assets for the nine months ended April 30, 2011 included impairment charges of approximately $164 million, $64 million of which was recorded under product cost of sales, $92 million of which was recorded under amortization of purchased intangible assets, and $8 million of which was recorded under restructuring and other charges. These charges were categorized as $97 million impairment in technology assets, $40 million impairment in customer relationships, and $27 million impairment in other. These impairment charges were primarily due to the declines in the second quarter of fiscal 2011 of the estimated fair value of intangible assets associated with the Company’s certain consumer products as a result of reductions in expected future cash flows associated with such consumer products and the Company’s decision in the third quarter of fiscal 2011 to exit its Flip Video cameras product line. The fair value for purchased intangible assets for which the carrying amount was not deemed to be recoverable was determined using the future discounted cash flows that the assets were expected to generate. For the three and nine months ended May 1, 2010, the amortization of purchased intangible assets under operating expenses included impairment charges of $5 million and $13 million, respectively, primarily related to technology assets.

The estimated future amortization expense of purchased intangible assets with finite lives as of April 30, 2011 is as follows (in millions):

Fiscal Year	Amount
2011 (remaining three months)	$202
2012	725
2013	610
2014	423
2015	355
Thereafter	201

Total	$2,516

CISCO SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

5.	Restructuring and Other Charges

In April 2011, the Company initiated the first of what it expects to be a number of key, targeted actions to address several areas in its business model. These actions are intended to accomplish the following: to simplify and focus the Company’s organization and operating model; to align the Company’s cost structure given transitions in the marketplace; to divest or exit underperforming operations; and to deliver value to the Company’s shareholders. The Company is taking these actions to align its business based on its five company priorities: leadership in its core business (routing, switching, and associated services) which includes comprehensive security and mobility solutions; collaboration; data center, virtualization, and cloud; video; and architectures for business transformation.

The first of these actions, which was implemented in the third quarter of fiscal 2011, involved the realignment and restructuring of the Company’s consumer business, most notably exiting the Flip Video cameras product line. Restructuring and other charges for the three and nine months ended April 30, 2011 are summarized as follow (in millions):

Three and Nine Months Ended April 30, 2011	Restructuring and Other Charges
Cost of sales:
Excess inventories and purchase commitments with contract manufacturers and suppliers	$115
Other	5

Total cost of sales	120

Operating expenses:
Workforce reduction	18
Impairment of purchased intangible assets	8
Other	5

Total operating expenses	31

Total restructuring and other charges	$151

The majority of the workforce reduction charge (350 employees) reflected in the table above is expected to be paid in the fourth quarter of fiscal 2011. The Company expects to incur additional charges in the fourth quarter of fiscal 2011 related to the restructuring of its consumer business.

The Company announced its intent to realign its sales, services, and engineering organizations in order to simplify its operating model and focus on its key areas of growth. The Company expects to complete this realignment in fiscal 2012. As part of simplifying its operating model, the Company intends to consolidate its four geographic operating segments into three geographic operating segments, beginning in fiscal 2012. The Company plans to also undertake certain cost control initiatives, such as a voluntary early retirement program, additional workforce reductions, and other restructuring activities. The Company expects to record a pretax charge in the fourth quarter of fiscal 2011 of between $0.5 billion and $1.1 billion in connection with the voluntary early retirement program, which amounts will be paid in the fourth quarter of fiscal 2011. The Company cannot currently quantify the amount of other restructuring charges that it expects to record in future periods as it is currently evaluating these activities.

CISCO SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

6.	Balance Sheet Details

The following tables provide details of selected balance sheet items (in millions):

	April 30, 2011	July 31, 2010
Inventories:
Raw materials	$283	$217
Work in process	28	50
Finished goods:
Distributor inventory and deferred cost of sales	612	587
Manufactured finished goods	278	260

Total finished goods	890	847

Service-related spares	181	161
Demonstration systems	60	52

Total	$1,442	$1,327

Property and equipment, net:
Land, buildings, and building & leasehold improvements	$4,773	$4,470
Computer equipment and related software	1,420	1,405
Production, engineering, and other equipment	4,977	4,702
Operating lease assets	281	255
Furniture and fixtures	488	476

	11,939	11,308
Less accumulated depreciation and amortization	(7,916)	(7,367)

Total	$4,023	$3,941

Other assets:
Deferred tax assets	$2,034	$2,079
Investments in privately held companies	837	756
Lease receivables, net (1)	1,412	1,176
Financed service contracts & other, net (1)	1,225	763
Loan receivables, net (1)	667	675
Other	366	371

Total	$6,541	$5,820

Deferred revenue:
Service	$8,010	$7,428
Product:
Unrecognized revenue on product shipments and other deferred revenue	2,898	2,788
Cash receipts related to unrecognized revenue from two-tier distributors	791	867

Total product deferred revenue	3,689	3,655

Total	$11,699	$11,083

Reported as:
Current	$7,771	$7,664
Noncurrent	3,928	3,419

Total	$11,699	$11,083

(1)	Amounts represent the noncurrent portions of the respective balances. See Note 7 for the current portions of the respective balances, which are included in other current assets.

CISCO SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

7.	Financing Receivables and Guarantees

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

A summary of the Company’s financing receivables is presented as follows (in millions):

April 30, 2011	Lease Receivables	Loan Receivables	Financed Service Contracts & Other(1)	Total Financing Receivables
Gross	$2,885	$1,373	$2,495	$6,753
Unearned income	(237)	—	—	(237)
Allowance for credit loss	(236)	(111)	(25)	(372)

Total, net	$2,412	$1,262	$2,470	$6,144

Reported as:
Current	$1,000	$595	$1,245	$2,840
Noncurrent	1,412	667	1,225	3,304

Total, net	$2,412	$1,262	$2,470	$6,144

July 31, 2010	Lease Receivables	Loan Receivables	Financed Service Contracts & Other	Total Financing Receivables
Gross	$2,411	$1,249	$1,773	$5,433
Unearned income	(215)	—	—	(215)
Allowance for credit loss	(207)	(73)	(21)	(301)

Total, net	$1,989	$1,176	$1,752	$4,917

Reported as:
Current	$813	$501	$989	$2,303
Noncurrent	1,176	675	763	2,614

Total, net	$1,989	$1,176	$1,752	$4,917

(1)	As of April 30, 2011, the deferred service revenue related to financed service contracts and other was $1,996 million.

Contractual maturities of the gross lease receivables at April 30, 2011 are summarized as follows (in millions):

Fiscal Year	Amount
2011 (remaining three months)	$373
2012	1,076
2013	740
2014	449
Thereafter	247

Total	$2,885

Actual cash collections may differ from the contractual maturities due to early customer buyouts, refinancing, or defaults.

CISCO SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

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

In determining the allowance for credit loss for financing receivables, the Company applies the applicable loss factors to such receivables by class. The loss factors that the Company applies to the financing receivables for a given internal credit risk rating are developed using external data as benchmarks, such as the external long-term historical loss rates and expected default rates that are published annually, most recently in February 2011, by a major third party credit-rating agency.

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

The Company’s internal credit risk ratings applied for individual customers are categorized as 1 through 10 with the lowest credit risk rating representing the highest quality receivables in the portfolio. Credit risk ratings of 1 through 4 generally correspond to investment-grade ratings, while credit risk ratings of 5 and 6 correspond to non-investment-grade ratings. Credit risk ratings of 7 and higher correspond to substandard ratings and constitute a relatively small portion of the Company’s financing receivables. The credit risk profile of the Company’s financing receivables as of April 30, 2011 is not materially different than the credit risk profile as of July 31, 2010. Financing receivables categorized by the Company’s internal credit risk rating for each portfolio segment and class as of April 30, 2011 are summarized as follows (in millions):

	ESTABLISHED MARKETS				GROWTH MARKETS				TOTAL
Internal Credit Risk Rating	Lease Receivables	Loan Receivables	Financed Service Contracts & Other	Total	Lease Receivables	Loan Receivables	Financed Service Contracts & Other	Total
1 to 4	$1,054	$216	$1,549	$2,819	$20	$334	$—	$354	$3,173
5 to 6	1,144	163	892	2,199	91	584	2	677	2,876
7 and higher	26	1	52	79	20	75	—	95	174

Total	2,224	380	2,493	5,097	131	993	2	1,126	6,223
Residual value	288	—	—	288	5	—	—	5	293

Gross receivables, net of unearned income	$2,512	$380	$2,493	$5,385	$136	$993	$2	$1,131	$6,516

In circumstances when collectability is not deemed reasonably assured, the associated revenue is deferred in accordance with the Company’s revenue recognition policies, and the related allowance for credit loss, if any, is included in deferred revenue. The Company also records deferred revenue associated with financing receivables when there are remaining performance obligations, as it does for financed service contracts. The total of the allowances for credit loss and the deferred revenue associated with total financing receivables as of April 30, 2011 was $2,784 million, compared with a gross financing receivables balance (net of unearned income) of $6,516 million. The losses that the Company has incurred historically with respect to its financing receivables have been immaterial, consistent with the performance of an investment-grade portfolio.

CISCO SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

If a customer’s financial condition deteriorates to a risk rating of 8 or higher, all receivables due from the customer are deemed to be impaired. When evaluating lease and loan receivables and the earned portion of financed service contracts for possible impairment, the Company considers historical experience, credit quality, age of the receivable balances, and economic conditions that may affect a customer’s ability to pay. The Company considers a financing receivable to be impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the financing agreement, including scheduled interest payments. When an individual loan receivable, lease receivable, or the earned portion of financed service contracts has been identified as being impaired, all the outstanding amounts due from the customer, including any accrued interest, are fully reserved. As of April 30, 2011, the portion of the portfolio that was deemed to be impaired was immaterial. Financing receivables are written off at the point when they are considered uncollectible. Total net write-offs of financing receivables were not material for the nine months ended April 30, 2011. The Company does not typically have any partially written-off financing receivables. During the nine months ended April 30, 2011, the Company did not modify any financing receivables.

The following table presents the aging analysis of financing receivables by portfolio segment and class as of April 30, 2011 (in millions):

ESTABLISHED MARKETS	31-60 Days Past Due (1)	61-90 Days Past Due (1)	Greater than 90 Days Past Due (1) (2)	Total Past Due	Current	Total Financing Receivables	Non-Accrual Financing Receivables	Impaired Financing Receivables
Lease receivables	$89	$40	$117	$246	$2,266	$2,512	$12	$8
Loan receivables	2	1	6	9	371	380	1	1
Financed service contracts & other	93	33	238	364	2,129	2,493	9	7

Total Established Markets	$184	$74	$361	$619	$4,766	$5,385	$22	$16

GROWTH MARKETS
Lease receivables	$4	$1	$12	$17	$119	$136	$18	$18
Loan receivables	150	11	50	211	782	993	9	9
Financed service contracts & other	—	—	—	—	2	2	—	—

Total Growth Markets	$154	$12	$62	$228	$903	$1,131	$27	$27

Total	$338	$86	$423	$847	$5,669	$6,516	$49	$43

(1)

Past due financing receivables are those that are 31 days or more past due according to their contractual payment terms. The data in the preceding table is presented by contract and the aging classification of each contract is based on the oldest outstanding receivable, and therefore past due amounts also include unbilled and current receivables within the same contract.

(2)

The balance of either unbilled or current financing receivables included in the greater-than-90 days past due category for lease receivables, loan receivables, and financed service contracts and other was $96 million, $46 million, and $214 million as of April 30, 2011, respectively.

The aging profile of the Company’s financing receivables as of April 30, 2011 is not materially different than that of July 31, 2010. The Company does not accrue interest on financing receivables that are more than 90 days past due unless either the receivable has not been collected due to administrative reasons or the receivable is well secured. The Company also does not accrue interest on financing receivables that are considered impaired. As of April 30, 2011, the Company had financing receivables of $57 million, net of unbilled or current receivables from the same contract, that were in the greater than 90 days past due category but remained on accrual status. Financing receivables may be placed on non-accrual status earlier if, in management’s opinion, a timely collection of the full principal and interest becomes uncertain. After a financing receivable has been categorized as non-accrual, interest will be recognized when cash is received. Any previously earned but uncollected interest income on such financing receivables is reversed and charged against earnings. A financing receivable may be returned to accrual status after all of the customer’s delinquent balances of principal and interest have been settled and the customer remains current for an appropriate period.

CISCO SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(c) Allowance for Credit Loss Rollforward

The allowances for credit loss and the related financing receivables are summarized as follows (in millions):

	CREDIT LOSS ALLOWANCES
Three Months Ended April 30, 2011	Lease Receivables	Loan Receivables	Financed Service Contracts & Other	Total
Allowance for credit loss as of January 29, 2011	$233	$84	$27	$344
Provisions	3	26	(2)	27
Write-offs, net	(5)	(2)	(1)	(8)
Foreign exchange and other	5	3	1	9

Allowance for credit loss as of April 30, 2011	$236	$111	$25	$372

Nine Months Ended April 30, 2011	Lease Receivables	Loan Receivables	Financed Service Contracts & Other	Total
Allowance for credit loss as of July 31, 2010	$207	$73	$21	$301
Provisions	24	35	5	64
Write-offs, net	(6)	(2)	(2)	(10)
Foreign exchange and other	11	5	1	17

Allowance for credit loss as of April 30, 2011	$236	$111	$25	$372

Gross receivables as of April 30, 2011, net of unearned income	$2,648	$1,373	$2,495	$6,516

The Company’s write-offs associated with financing receivables for fiscal 2010 and 2009 were not material. Financing receivables that were individually evaluated for impairment during the three and nine months ended April 30, 2011 were not material and therefore are not presented separately in the preceding table.

(d) Financing Guarantees

In the ordinary course of business, the Company provides financing guarantees that are for various third-party financing arrangements extended to channel partners and end-user customers.

Channel Partner Financing Guarantees

The Company facilitates arrangements for third-party financing extended to channel partners, consisting of revolving short-term financing, generally with payment terms ranging from 60 to 90 days. These financing arrangements facilitate the working capital requirements of the channel partners, and, in some cases, the Company guarantees a portion of these arrangements. The volume of channel partner financing was $4.4 billion for each of the three months ended April 30, 2011 and May 1, 2010, and $13.4 billion and $12.3 billion for the nine months ended April 30, 2011 and May 1, 2010, respectively. The balance of the channel partner financing subject to guarantees was $1.3 billion and $1.4 billion as of April 30, 2011 and July 31, 2010, respectively. For the periods presented, payments under these guarantee arrangements were not material.

End-User Financing Guarantees

The Company also provides financing guarantees for third-party financing arrangements extended to end-user customers related to leases and loans that typically have terms of up to three years. The volume of financing provided by third parties for leases and loans on which the Company has provided guarantees was $371 million and $215 million for the three months ended April 30, 2011 and May 1, 2010, respectively, and $932 million and $625 million for the nine months ended April 30, 2011 and May 1, 2010, respectively. For the periods presented, payments under these guarantee arrangements were not material.

CISCO SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Financing Guarantee Summary

The aggregate amount of financing guarantees outstanding at April 30, 2011 and July 31, 2010, representing the total maximum potential future payments under financing arrangements with third parties, and the related deferred revenue are summarized in the following table (in millions):

	April 30, 2011	July 31, 2010
Maximum potential future payments relating to financing guarantees:
Channel partner	$314	$448
End user	276	304

Total	$590	$752

Deferred revenue associated with financing guarantees:
Channel partner	$(216)	$(277)
End user	(244)	(272)

Total	$(460)	$(549)

Maximum potential future payments relating to financing guarantees, net of associated deferred revenue	$130	$203

8.	Investments

(a) Summary of Available-for-Sale Investments

The following tables summarize the Company’s available-for-sale investments (in millions):

April 30, 2011	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Fixed income securities:
U.S. government securities	$19,785	$38	$(6)	$19,817
U.S. government agency securities (1)	8,197	30	(2)	8,225
Non-U.S. government and agency securities (2)	2,721	14	(1)	2,734
Corporate debt securities	4,351	64	(9)	4,406
Asset-backed securities	126	7	(3)	130

Total fixed income securities	35,180	153	(21)	35,312
Publicly traded equity securities	758	666	(4)	1,420

Total	$35,938	$819	$(25)	$36,732

July 31, 2010	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Fixed income securities:
U.S. government securities	$16,570	$42	$—	$16,612
U.S. government agency securities (1)	13,511	68	—	13,579
Non-U.S. government and agency securities (2)	1,452	15	—	1,467
Corporate debt securities	2,179	64	(21)	2,222
Asset-backed securities	145	9	(5)	149

Total fixed income securities	33,857	198	(26)	34,029
Publicly traded equity securities	889	411	(49)	1,251

Total	$34,746	$609	$(75)	$35,280

(1)	Includes corporate debt securities that are guaranteed by the Federal Deposit Insurance Corporation (FDIC).
(2)	Includes corporate debt securities that are guaranteed by non-U.S. governments.

CISCO SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(b) Gains and Losses on Available-for-Sale Investments

The following table presents the realized net gains (losses) related to the Company’s available-for-sale investments (in millions):

	Three Months Ended		Nine Months Ended
	April 30, 2011	May 1, 2010	April 30, 2011	May 1, 2010
Net gains on investments in publicly traded equity securities	$42	$36	$72	$64
Net gains on investments in fixed income securities	7	35	84	55

Total	$49	$71	$156	$119

There were no impairment charges on available-for-sale investments for either the nine months ended April 30, 2011 or the nine months ended May 1, 2010.

The following table summarizes the activity related to credit losses for fixed income securities (in millions):

Nine Months Ended	April 30, 2011	May 1, 2010
Balance at beginning of period	$(95)	$(153)
Sales of other-than-temporarily impaired fixed income securities	52	20

Balance at end of period	$(43)	$(133)

The following tables present the breakdown of the available-for-sale investments with gross unrealized losses and the duration that those losses had been unrealized at April 30, 2011 and July 31, 2010 (in millions):

	UNREALIZED LOSSES LESS THAN 12 MONTHS		UNREALIZED LOSSES 12 MONTHS OR GREATER		TOTAL
April 30, 2011	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Fixed income securities:
U.S. government securities	$2,090	$(6)	$—	$—	$2,090	$(6)
U.S. government agency securities (1)	819	(2)	—	—	819	(2)
Non-U.S. government and agency securities (2)	305	(1)	—	—	305	(1)
Corporate debt securities	606	(2)	211	(7)	817	(9)
Asset-backed securities	—	—	109	(3)	109	(3)

Total fixed income securities	3,820	(11)	320	(10)	4,140	(21)
Publicly traded equity securities	52	(4)	2	—	54	(4)

Total	$3,872	$(15)	$322	$(10)	$4,194	$(25)

	UNREALIZED LOSSES LESS THAN 12 MONTHS		UNREALIZED LOSSES 12 MONTHS OR GREATER		TOTAL
July 31, 2010	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Fixed income securities:
Corporate debt securities	$140	$(1)	$304	$(20)	$444	$(21)
Asset-backed securities	2	—	115	(5)	117	(5)

Total fixed income securities	142	(1)	419	(25)	561	(26)
Publicly traded equity securities	168	(12)	393	(37)	561	(49)

Total	$310	$(13)	$812	$(62)	$1,122	$(75)

(1)	Includes corporate debt securities that are guaranteed by the Federal Deposit Insurance Corporation (FDIC).
(2)	Includes corporate debt securities that are guaranteed by non-U.S. governments.

CISCO SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

For fixed income securities that have unrealized losses as of April 30, 2011, the Company has determined that (i) it does not have the intent to sell any of these investments and (ii) it is not more likely than not that it will be required to sell any of these investments before recovery of the entire amortized cost basis. In addition, as of April 30, 2011, the Company anticipates that it will recover the entire amortized cost basis of such fixed income securities and has determined that no other-than-temporary impairments associated with credit losses were required to be recognized during the three and nine months ended April 30, 2011.

The Company has evaluated its publicly traded equity securities as of April 30, 2011 and has determined that there was no indication of other-than-temporary impairments in the respective categories of unrealized losses. This determination was based on several factors, which include the length of time and extent to which fair value has been less than the cost basis, the financial condition and near-term prospects of the issuer, and the Company’s intent and ability to hold the publicly traded equity securities for a period of time sufficient to allow for any anticipated recovery in market value.

(c) Maturities of Fixed Income Securities

The following table summarizes the maturities of the Company’s fixed income securities at April 30, 2011 (in millions):

	Amortized Cost	Fair Value
Less than 1 year	$13,718	$13,744
Due in 1 to 2 years	15,189	15,250
Due in 2 to 5 years	5,933	5,961
Due after 5 years	340	357

Total	$35,180	$35,312

Actual maturities may differ from the contractual maturities because borrowers may have the right to call or prepay certain obligations.

(d) Securities Lending

The Company periodically engages in securities lending activities with certain of its available-for-sale investments. These transactions, with a daily balance averaging less than 25% of the Company’s total available-for-sale investments portfolio, are accounted for as a secured lending of the securities, and the securities are typically loaned only on an overnight basis. The Company requires collateral equal to at least 102% of the fair market value of the loaned security in the form of cash or liquid, high-quality assets. The Company engages in these secured lending transactions only with highly creditworthy counterparties, and the associated portfolio custodian has agreed to indemnify the Company against any collateral losses. As of April 30, 2011 and July 31 2010, the Company had no outstanding securities lending transactions. The Company did not experience any losses in connection with the secured lending of securities during the periods presented.

9.	Fair Value

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

CISCO SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(a) Fair Value Hierarchy

The accounting guidance for fair value measurement requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard establishes a fair value hierarchy based on the level of independent, objective evidence surrounding the inputs used to measure fair value. A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The fair value hierarchy is as follows:

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

(b) Assets and Liabilities Measured at Fair Value on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis as of April 30, 2011 and July 31, 2010 were as follows (in millions):

	APRIL 30, 2011				JULY 31, 2010
	FAIR VALUE MEASUREMENTS				FAIR VALUE MEASUREMENTS
	Level 1	Level 2	Level 3	Total Balance	Level 1	Level 2	Level 3	Total Balance
Assets
Cash equivalents:
Money market funds	$4,995	$—	$—	$4,995	$2,521	$—	$—	$2,521
U.S. government securities	—	—	—	—	—	235	—	235
U.S. government agency securities (1)	—	76	—	76	—	40	—	40
Corporate debt securities	—	—	—	—	—	1	—	1
Available-for-sale investments:
U.S. government securities	—	19,817	—	19,817	—	16,612	—	16,612
U.S. government agency securities (1)	—	8,225	—	8,225	—	13,579	—	13,579
Non-U.S. government and agency securities (2)	—	2,734	—	2,734	—	1,467	—	1,467
Corporate debt securities	—	4,406	—	4,406	—	2,222	—	2,222
Asset-backed securities	—	—	130	130	—	—	149	149
Publicly traded equity securities	1,420	—	—	1,420	1,251	—	—	1,251
Derivative assets	—	183	2	185	—	160	3	163

Total	$6,415	$35,441	$132	$41,988	$3,772	$34,316	$152	$38,240

Liabilities:
Derivative liabilities	$—	$22	$—	$22	$—	$19	$—	$19

Total	$—	$22	$—	$22	$—	$19	$—	$19

(1)	Includes corporate debt securities that are guaranteed by the FDIC.
(2)	Includes corporate debt securities that are guaranteed by non-U.S. governments.

CISCO SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Level 2 fixed income securities are priced using quoted market prices for similar instruments; nonbinding market prices that are corroborated by observable market data; or, in limited circumstances, discounted cash flow techniques. The Company uses inputs such as actual trade data, benchmark yields, broker/dealer quotes, and other similar data, which are obtained from quoted market prices, independent pricing vendors, or other sources to determine the ultimate fair value of these assets and liabilities. The Company uses such pricing data as the primary input to make its assessments and determinations as to the ultimate valuation of its investment portfolio and has not made, during the periods presented, any material adjustments to such inputs. The Company is ultimately responsible for the financial statements and underlying estimates. The Company’s derivative instruments are primarily classified as Level 2, as they are not actively traded and are valued using pricing models that use observable market inputs. The Company did not have any transfers between Level 1 and Level 2 fair value measurements during the nine months ended April 30, 2011.

Level 3 assets include asset-backed securities and certain derivative instruments, the values of which are determined based on discounted cash flow models using inputs that the Company could not corroborate with market data.

The following tables present a reconciliation for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the nine months ended April 30, 2011 and May 1, 2010 (in millions):

	Asset-Backed Securities	Derivative Assets	Total
Balance at July 31, 2010	$149	$3	$152

Total gains and losses (realized and unrealized):
Included in other income, net	3	—	3
Included in operating expense	—	(1)	(1)
Included in other comprehensive income	(1)	—	(1)
Purchases, sales and maturities	(21)	—	(21)

Balance at April 30, 2011	$130	$2	$132

Losses attributable to assets still held as of April 30, 2011	$—	$(1)	$(1)

	Asset-Backed Securities	Derivative Assets	Total

Balance at July 25, 2009	$223	$4	$227

Total gains and losses (realized and unrealized):
Included in other income, net	(6)	—	(6)
Included in operating expenses	—	(2)	(2)
Included in other comprehensive income	33	—	33
Purchases, sales and maturities	(96)	—	(96)

Balance at May 1, 2010	$154	$2	$156

(c) Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

The following tables present the Company’s financial instruments and nonfinancial assets that were measured at fair value on a nonrecurring basis during the indicated periods and the related recognized gains and losses for the periods (in millions):

		FAIR VALUE MEASUREMENTS
	Net Carrying Value as of April 30, 2011	Level 1	Level 2	Level 3	Total Losses for the Three Months Ended April 30, 2011	Total Losses for the Nine Months Ended April 30, 2011
Investments in privately held companies	$11	$—	$—	$11	$(1)	$(6)
Purchased intangible assets	$—	$—	$—	$—	(9)	(164)

Total losses for nonrecurring measurements					$(10)	$(170)

CISCO SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

		FAIR VALUE MEASUREMENTS
	Net Carrying Value as of May 1, 2010	Level 1	Level 2	Level 3	Total Losses for the Three Months Ended May 1, 2010	Total Gains (Losses) for the Nine Months Ended May 1, 2010
Investments in privately held companies	$27	$—	$—	$27	$(3)	$(17)
Purchased intangible assets	$—	$—	$—	$—	(5)	(13)
Property held for sale	$12	$—	$—	$12	(10)	(10)
Gains on assets no longer held as of May 1, 2010					—	2

Total losses for nonrecurring measurements					$(18)	$(38)

The assets in the preceding tables were classified as Level 3 assets because the Company used unobservable inputs to value them, reflecting the Company’s assessment of the assumptions market participants would use in pricing these assets due to the absence of quoted market prices and inherent lack of liquidity. These assets were measured at fair value due to events or circumstances the Company identified that significantly impacted fair value during the three and nine months ended April 30, 2011 and May 1, 2010.

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

The fair value for purchased intangible assets for which the carrying amount was not deemed to be recoverable was determined using the future discounted cash flows that the assets are expected to generate. The difference between the estimated fair value and the carrying value of the assets was recorded as an impairment charge, which was included in product cost of sales and operating expenses as indicated in Note 4. The impairment charge of $9 million that was recognized during the three months ended April 30, 2011 was related to the restructuring activities as discussed in Note 5.

The fair value for property held for sale was measured using discounted cash flow techniques.

(d) Other

The fair value of certain of the Company’s financial instruments that are not measured at fair value, including accounts receivable, accounts payable, accrued compensation, short-term debt, and other current liabilities, approximates the carrying amount because of their short maturities. In addition, the fair value of the Company’s loan receivables and financed service contracts also approximates the carrying amount. The fair value of the Company’s long-term debt is disclosed in Note 10 and was determined using quoted market prices for those securities.

10.	Borrowings

(a) Short-Term Debt

The following table summarizes the Company’s short-term debt (in millions, except percentages):

	April 30, 2011		July 31, 2010
	Amount	Weighted-Average Interest Rate	Amount	Weighted-Average Interest Rate
Commercial paper	$513	0.26%	$—	—
Current portion of long-term debt	—	—	3,037	3.12%
Other notes and borrowings	68	6.34%	59	4.21%

Total short-term debt	$581		$3,096

CISCO SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

In the third quarter of fiscal 2011, the Company established a short-term debt financing program of up to $3.0 billion through the issuance of commercial paper notes. The Company continues to use the proceeds from the issuance of commercial paper notes for general corporate purposes, including repayment of matured debt. The outstanding commercial paper as of April 30, 2011 matures at various dates through May 2011.

The Company repaid senior fixed-rate notes upon their maturity in February 2011 for an aggregate principal amount of $3.0 billion. Other notes and borrowings in the preceding table related to notes and credit facilities with a number of financial institutions that are available to certain foreign subsidiaries of the Company. These notes and credit facilities are subject to various terms and foreign currency market interest rates pursuant to individual financial arrangements between the financing institution and the applicable foreign subsidiary.

As of April 30, 2011, the estimated fair value of the short-term debt approximates its carrying value due to the short maturities.

(b) Long-Term Debt

The following table summarizes the Company’s long-term debt (in millions, except percentages):

	April 30, 2011		July 31, 2010
	Amount	Effective Rate	Amount	Effective Rate
Senior Notes:
Floating-rate notes, due 2014	$1,250	0.56%	$—	—
5.25% fixed-rate notes, due 2011	—	—	3,000	3.12%
2.90% fixed-rate notes, due 2014	500	3.11%	500	3.11%
1.625% fixed-rate notes, due 2014	2,000	0.64%	—	—
5.50% fixed-rate notes, due 2016	3,000	3.09%	3,000	3.18%
3.15% fixed-rate notes, due 2017	750	0.86%	—	—
4.95% fixed-rate notes, due 2019	2,000	5.08%	2,000	5.08%
4.45% fixed-rate notes, due 2020	2,500	4.50%	2,500	4.50%
5.90% fixed-rate notes, due 2039	2,000	6.11%	2,000	6.11%
5.50% fixed-rate notes, due 2040	2,000	5.67%	2,000	5.67%

Total	16,000		15,000
Unaccreted discount	(74)		(73)
Hedge accounting adjustment	242		298

Total	$16,168		$15,225
Less: current portion	—		(3,037)

Total long-term debt	$16,168		$12,188

In March 2011, the Company issued senior notes for an aggregate principal amount of $4.0 billion, including $1.25 billion of senior floating interest rate notes due 2014, $2.0 billion of 1.625% fixed-rate senior notes due 2014, and $750 million of 3.15% fixed-rate senior notes due 2017. To achieve its interest rate risk management objectives, the Company entered into interest rate swaps with a notional amount of $2.75 billion designated as fair value hedges of the fixed-rate senior notes. In effect, these swaps convert the fixed interest rates of the fixed-rate notes to floating interest rates based on the London InterBank Offered Rate (“LIBOR”). The gains and losses related to changes in the fair value of the interest rate swaps substantially offset changes in the fair value of the hedged portion of the underlying debt that are attributable to the changes in market interest rates. See Note 11.

The effective rates for the fixed-rate debt include the interest on the notes, the accretion of the discount, and, if applicable, adjustments related to hedging. Based on market prices, the fair value of the Company’s senior notes was $17.0 billion as of April 30, 2011. Interest is payable semiannually on each class of the senior fixed-rate notes and payable quarterly on the floating-rate notes. Each of the senior fixed-rate notes is redeemable by the Company at any time, subject to a make-whole premium.

CISCO SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

The senior notes rank at par with the issued commercial paper notes, as well as any other commercial paper notes that may be issued in the future pursuant to the short-term debt financing program, as discussed earlier under “Short-Term Debt”. The Company was in compliance with all debt covenants as of April 30, 2011.

(c) Credit Facility

The Company has a credit agreement with certain institutional lenders providing for a $3.0 billion unsecured revolving credit facility that is scheduled to expire on August 17, 2012. Any advances under the credit agreement will accrue interest at rates that are equal to, based on certain conditions, either (i) the higher of the Federal Funds rate plus 0.50% or Bank of America’s “prime rate” as announced from time to time or (ii) the LIBOR plus a margin that is based on the Company’s senior debt credit ratings as published by Standard & Poor’s Ratings Services and Moody’s Investors Service, Inc. The credit agreement requires the Company to comply with certain covenants, including that it maintain an interest coverage ratio as defined in the agreement. The Company was in compliance with the required interest coverage ratio and the other covenants as of April 30, 2011.

The Company may also, upon the agreement of either the then-existing lenders or additional lenders not currently parties to the agreement, increase the commitments under the credit facility by up to an additional $1.9 billion and/or extend the expiration date of the credit facility up to August 15, 2014. As of April 30, 2011, the Company had not borrowed any funds under the credit facility.

11.	Derivative Instruments

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

The fair values of the Company’s derivative instruments and the line items on the Consolidated Balance Sheets to which they were recorded are summarized as follows (in millions):

	DERIVATIVE ASSETS			DERIVATIVE LIABILITIES
	Balance Sheet Line Item	April 30, 2011	July 31, 2010	Balance Sheet Line Item	April 30, 2011	July 31, 2010
Derivatives designated as hedging instruments:
Foreign currency derivatives	Other current assets	$100	$82	Other current liabilities	$14	$7
Interest rate derivatives	Other assets	75	72	Other long-term liabilities	—	—

Total		175	154		14	7

Derivatives not designated as hedging instruments:
Foreign currency derivatives	Other current assets	8	6	Other current liabilities	8	12
Total return swaps-deferred compensation	Other current assets	—	1	Other current liabilities	—	—
Equity derivatives	Other assets	2	2	Other long-term liabilities	—	—

Total		10	9		8	12

Total		$185	$163		$22	$19

CISCO SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

The effects of the Company’s cash flow hedging instruments on other comprehensive income (OCI) and the Consolidated Statements of Operations are summarized as follows (in millions):

DERIVATIVES DESIGNATED AS CASH FLOW HEDGING INSTRUMENTS	GAINS (LOSSES) RECOGNIZED IN OCI ON DERIVATIVES (EFFECTIVE PORTION)		GAINS (LOSSES) RECLASSIFIED FROM AOCI INTO INCOME (EFFECTIVE PORTION)
Three Months Ended	April 30, 2011	May 1, 2010	Line Item in Statements of Operations	April 30, 2011	May 1, 2010
Foreign currency derivatives	$51	$(21)	Operating expenses	$28	$(2)
			Cost of sales-service	5	—
Interest rate derivatives	—	—	Interest expense	1	—

Total	$51	$(21)		$34	$(2)

DERIVATIVES DESIGNATED AS CASH FLOW HEDGING INSTRUMENTS	GAINS (LOSSES) RECOGNIZED IN OCI ON DERIVATIVES (EFFECTIVE PORTION)		GAINS (LOSSES) RECLASSIFIED FROM AOCI INTO INCOME (EFFECTIVE PORTION)
Nine Months Ended	April 30, 2011	May 1, 2010	Line Item in Statements of Operations	April 30, 2011	May 1, 2010
Foreign currency derivatives	$96	$(12)	Operating expenses	$51	$5
			Cost of sales-service	9	1
Interest rate derivatives	—	23	Interest expense	1	—

Total	$96	$11		$61	$6

During the three and nine months ended April 30, 2011 and May 1, 2010, the amounts recognized in earnings on derivative instruments designated as cash flow hedges related to the ineffective portion were not material, and the Company did not exclude any component of the changes in fair value of the derivative instruments from the assessment of hedge effectiveness.

As of April 30, 2011, the Company estimates that approximately $76 million of net derivative gains related to its cash flow hedges included in accumulated other comprehensive income (AOCI) will be reclassified into earnings within the next 12 months.

The effect on the Consolidated Statements of Operations of derivative instruments designated as fair value hedges and the underlying hedged items is summarized as follows (in millions):

		GAINS (LOSSES) ON DERIVATIVE INSTRUMENTS		GAINS (LOSSES) RELATED TO HEDGED ITEMS
		Three Months Ended
Derivatives Designated as Fair Value Hedging Instruments	Line Item in Statements of Operations	April 30, 2011	May 1, 2010	April 30, 2011	May 1, 2010
Equity derivatives	Other income, net	$—	$3	$—	$(3)
Interest rate derivatives	Interest expense	26	1	(27)	(1)

Total		$26	$4	$(27)	$(4)

CISCO SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

		GAINS (LOSSES) ON DERIVATIVE INSTRUMENTS		GAINS (LOSSES) RELATED TO HEDGED ITEMS
		Nine Months Ended
Derivatives Designated as Fair Value Hedging Instruments	Line Item in Statements of Operations	April 30, 2011	May 1, 2010	April 30, 2011	May 1, 2010
Equity derivatives	Other income, net	$—	$2	$—	$(2)
Interest rate derivatives	Interest expense	3	1	(4)	(1)

Total		$3	$3	$(4)	$(3)

The effect on the Consolidated Statements of Operations of derivative instruments not designated as hedges is summarized as follows (in millions):

		GAINS (LOSSES) FOR THE THREE MONTHS ENDED		GAINS (LOSSES) FOR THE NINE MONTHS ENDED
Derivatives Not Designated as Hedging Instruments	Line Item in Statements of Operations	April 30, 2011	May 1, 2010	April 30, 2011	May 1, 2010
Foreign currency derivatives	Other income, net	$114	$(118)	$244	$(69)
Total return swaps-deferred compensation	Operating expenses	13	5	37	23
Equity derivatives	Other income, net	8	5	16	12

Total		$135	$(108)	$297	$(34)

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

The Company hedges certain net investments in its foreign subsidiaries with forward contracts which generally have maturities of up to six months. The Company recognized a loss of $9 million in OCI for the effective portion of its net investment hedges for the nine months ended April 30, 2011. The Company’s net investment hedges are not included in the preceding tables.

CISCO SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

The notional amounts of the Company’s foreign currency derivatives are summarized as follows (in millions):

	April 30, 2011	July 31, 2010
Cash flow hedging instruments	$2,137	$2,611
No hedge designation	3,382	4,619
Net investment hedging instruments	72	105

Total	$5,591	$7,335

(c) Interest Rate Risk

Interest Rate Derivatives, Investments

The Company’s primary objective for holding fixed income securities is to achieve an appropriate investment return consistent with preserving principal and managing risk. To realize these objectives, the Company may utilize interest rate swaps or other derivatives designated as fair value or cash flow hedges. As of April 30, 2011 and July 31, 2010, the Company did not have any outstanding interest rate derivatives related to its fixed income securities.

Interest Rate Derivatives Designated as Fair Value Hedge, Long-Term Debt

In the third quarter of fiscal 2011, the Company entered into interest rate swaps for an aggregate notional amount of $2.75 billion designated as fair value hedges of fixed-rate senior notes that were issued in March 2011 and are due in 2014 and 2017. In fiscal 2010, the Company entered into interest rate swaps for an aggregate notional amount of $1.5 billion designated as fair value hedges for a portion of senior fixed-rate notes that were issued in 2006 and are due in 2016. Under these interest rate swaps, the Company receives fixed-rate interest payments and makes interest payments based on LIBOR plus a fixed number of basis points. The effect of such swaps is to convert the fixed interest rates of the senior fixed-rate notes to floating interest rates based on LIBOR. The gains and losses related to changes in the fair value of the interest rate swaps substantially offset changes in the fair value of the hedged portion of the underlying debt that are attributable to the changes in market interest rates. The fair value of the interest rate swaps was $75 million and $72 million as of April 30, 2011 and July 31, 2010, respectively, and was reflected in other assets.

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

(d) Equity Price Risk

The Company may hold equity securities for strategic purposes or to diversify its overall investment portfolio. The publicly traded equity securities in the Company’s portfolio are subject to price risk. To manage its exposure to changes in the fair value of certain equity securities, the Company may enter into equity derivatives that are designated as fair value hedges. The changes in the value of the hedging instruments are included in other income, net, and offset the change in the fair value of the underlying hedged investment. In addition, the Company periodically manages the risk of its investment portfolio by entering into equity derivatives that are not designated as accounting hedges. The changes in the fair value of these derivatives were also included in other income, net. As of April 30, 2011 and July 31, 2010, the Company did not have any equity derivatives outstanding related to its investment portfolio.

The Company is also exposed to variability in compensation charges related to certain deferred compensation obligations to employees. Although not designated as accounting hedges, the Company utilizes derivatives such as total return swaps to economically hedge this exposure. As of April 30, 2011 and July 31, 2010, the notional amount of the total return swaps used to hedge such liabilities was $260 million and $169 million, respectively.

CISCO SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(e) Credit-Risk-Related Contingent Features

Certain derivative instruments are executed under agreements that have provisions requiring the Company and counterparty to maintain a specified credit rating from certain credit-rating agencies. If the Company’s or counterparty’s credit rating falls below a specified credit rating, either party has the right to request collateral on the derivatives’ net liability position. Such provisions did not affect the Company’s financial position as of April 30, 2011 and July 31, 2010.

12.	Commitments and Contingencies

(a) Operating Leases

The Company leases office space in several U.S. locations. Outside the United States, larger leased sites include sites in Australia, Belgium, China, Germany, India, Israel, Italy, Japan, Norway, and the United Kingdom. The Company also leases equipment and vehicles. Future minimum lease payments under all noncancelable operating leases with an initial term in excess of one year as of April 30, 2011 are as follows (in millions):

Fiscal Year	Amount
2011 (remaining three months)	$94
2012	339
2013	214
2014	152
Thereafter	454

Total	$1,253

(b) Purchase Commitments with Contract Manufacturers and Suppliers

The Company purchases components from a variety of suppliers and uses several contract manufacturers to provide manufacturing services for its products. During the normal course of business, in order to manage manufacturing lead times and help ensure adequate component supply, the Company enters into agreements with contract manufacturers and suppliers that either allow them to procure inventory based upon criteria as defined by the Company or that establish the parameters defining the Company’s requirements. A significant portion of the Company’s reported purchase commitments arising from these agreements consists of firm, noncancelable, and unconditional commitments. In certain instances, these agreements allow the Company the option to cancel, reschedule, and adjust the Company’s requirements based on its business needs prior to firm orders being placed. As of April 30, 2011 and July 31, 2010, the Company had total purchase commitments for inventory of $4,257 million and $4,319 million, respectively.

The Company records a liability for firm, noncancelable, and unconditional purchase commitments for quantities in excess of its future demand forecasts consistent with the valuation of the Company’s excess and obsolete inventory. As of April 30, 2011 and July 31, 2010, the liability for these purchase commitments was $154 million and $135 million, respectively, and was included in other current liabilities.

(c) Other Commitments

In connection with the Company’s business combinations and asset purchases, the Company has agreed to pay certain additional amounts contingent upon the achievement of certain agreed-upon technology, development, product, or other milestones or upon the continued employment with the Company of certain employees of the acquired entities. The Company recognized such compensation expense of $18 million and $19 million during the three months ended April 30, 2011 and May 1, 2010 respectively, and $113 million and $85 million during the nine months ended April 30, 2011 and May 1, 2010, respectively. As of April 30, 2011, the Company estimated that future compensation expense and contingent consideration of up to $83 million may be recognized pursuant to these business combination and asset purchase agreements.

The Company also has certain funding commitments, primarily related to its investments in privately held companies and venture funds, some of which are based on the achievement of certain agreed-upon milestones, and some of which are required to be funded on demand. The funding commitments were $204 million and $279 million as of April 30, 2011 and July 31, 2010, respectively.

CISCO SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(d) Variable Interest Entities

In the ordinary course of business, the Company makes investments in privately held companies and provides financing to certain customers. These privately held companies and customers may be considered to be variable interest entities. The Company evaluates on an ongoing basis its investments in these privately held companies and its customer financings and has determined that as of April 30, 2011 there were no material unconsolidated variable interest entities.

In fiscal 2010, Cisco and EMC Corporation (“EMC”), together with VMware, Inc. (“VMware”) formed the Virtual Computing Environment coalition. Similarly, the Company’s investment in Acadia Enterprises LLC (“Acadia”), a joint venture with EMC in which VMware and Intel have also invested, is designed to pave the way for new delivery models in cloud computing solutions. During fiscal 2011, the Virtual Computing Environment coalition and Acadia were combined into a single entity and renamed The Virtual Computing Environment Company (“VCE”). As of April 30, 2011, the Company’s cumulative investment in the combined VCE entity was approximately $100 million and it owned approximately 35% of the outstanding equity. The Company accounts for its investment in VCE under the equity method, and accordingly the Company’s carrying value in VCE has been reduced by $40 million, which reflects its cumulative share of VCE’s losses. Over the next 12 months, as VCE scales its operations, the Company expects that it will make additional investments in VCE and may incur additional losses, proportionate with the Company’s ownership percentage.

(e) Product Warranties and Guarantees

The following table summarizes the activity related to the product warranty liability during the nine months ended April 30, 2011 and May 1, 2010 (in millions):

	Nine Months Ended
	April 30, 2011	May 1, 2010
Balance at beginning of period	$360	$321
Provision for warranties issued	330	342
Payments	(356)	(328)
Fair value of warranty liability acquired	—	7

Balance at end of period	$334	$342

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

The Company also provides financing guarantees, which are generally for various third-party financing arrangements to channel partners and other end-user customers. See Note 7. The Company’s other guarantee arrangements as of April 30, 2011 and July 31, 2010 that are subject to recognition and disclosure requirements were not material.

CISCO SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

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

The asserted claims by Brazilian federal tax authorities are for calendar years 2003 through 2007 and the asserted claims by the tax authorities from the state of Sao Paulo, are for calendar years 2005 through 2007. The total asserted claims by Brazilian state and federal tax authorities aggregated to approximately $515 million for the alleged evasion of import taxes, approximately $650 million for interest, and approximately $2.4 billion for various penalties, all determined using an exchange rate as of April 30, 2011. The Company has completed a thorough review of the matter and believes the asserted tax claims against it are without merit, and the Company intends to defend the claims vigorously. While the Company believes there is no legal basis for its alleged liability, due to the complexities and uncertainty surrounding the judicial process in Brazil and the nature of the claims asserting joint liability with the importer, the Company is unable to determine the likelihood of an unfavorable outcome against it and is unable to reasonably estimate a range of loss, if any. The Company does not expect a final judicial determination for several years.

On March 31, 2011, a purported shareholder class action lawsuit was filed in the United States District Court for the Northern District of California against Cisco and certain of its officers and directors. A second lawsuit with substantially similar allegations was filed with the same court on April 12, 2011 against Cisco and certain of its officers and directors. The lawsuits are purportedly brought on behalf of those who purchased the Company’s publicly traded securities between May 12, 2010 and February 9, 2011, and between February 3, 2010 and February 9, 2011, respectively. Plaintiffs allege that defendants made false and misleading statements during quarterly earnings calls, purport to assert claims for violations of the federal securities laws, and seek unspecified compensatory damages and other relief. The Company believes the claims are without merit and intends to defend the actions vigorously. While the Company believes there is no legal basis for liability, due to the uncertainty surrounding the litigation process, Cisco is unable to reasonably estimate a range of loss, if any, at this time.

Beginning in April 2011, purported shareholder derivative lawsuits were filed in both the United States District Court for the Northern District of California and the California Superior Court for the County of Santa Clara against the Company’s Board of Directors and several of its officers for allowing management to make allegedly false statements during earnings calls. The Company’s management of its stock repurchase program is also alleged to have breached a fiduciary duty. The complaints include claims for violation of the federal securities laws, breach of fiduciary duty, aiding and abetting breaches of fiduciary duty, waste of corporate assets, unjust enrichment, and violations of the California Corporations Code. The complaint seeks compensatory damages, disgorgement, and other relief.

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

CISCO SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

13.	Shareholders’ Equity

(a) Stock Repurchase Program

In September 2001, the Company’s Board of Directors authorized a stock repurchase program. As of April 30, 2011, the Company’s Board of Directors had authorized an aggregate repurchase of up to $82 billion of common stock under this program and the remaining authorized repurchase amount was $11.7 billion with no termination date. A summary of the stock repurchase activity under the stock repurchase program, reported based on the trade date, is summarized as follows (in millions, except per-share amounts):

Nine Months Ended April 30, 2011	Shares Repurchased	Weighted- Average Price per Share	Amount Repurchased
Cumulative balance at July 31, 2010	3,127	$20.78	$64,982
Repurchase of common stock under the stock repurchase program	256	20.66	5,291

Cumulative balance at April 30, 2011	3,383	$20.77	$70,273

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

(b) Cash Dividends on Shares of Common Stock

A quarterly dividend of $0.06 per share was declared on March 17, 2011 and was subsequently paid on April 20, 2011 to shareholders of record as of the close of business on March 31, 2011. Any future dividends will be subject to the approval of the Company’s Board of Directors.

(c) Other Repurchases of Common Stock

For the nine months ended April 30, 2011 and May 1, 2010, the Company repurchased approximately 8 million and 4 million shares, or $152 million and $86 million of common stock, respectively, in settlement of employee tax withholding obligations due upon the vesting of restricted stock or stock units.

(d) Comprehensive Income

The components of comprehensive income are as follows (in millions):

	Three Months Ended		Nine Months Ended
	April 30, 2011	May 1, 2010	April 30, 2011	May 1, 2010
Net income	$1,807	$2,192	$5,258	$5,832
Changes in other comprehensive income:
Unrealized gains and losses on investments, net of tax expense of $34 and $81, for the three and nine months ended April 30, 2011, respectively and $67 and $93 for the corresponding periods of fiscal 2010	62	30	178	225
Derivative instruments, net of tax expense of $1 for the three and nine months ended April 30, 2011, and $0 and $9 for the three and nine months ended May 1, 2010, respectively	18	(19)	37	(4)
Cumulative translation adjustment and other, net of tax expense of $17 and $32, for the three and nine months ended April 30, 2011, respectively and $1 and $18 for the corresponding periods of fiscal 2010	249	(72)	494	12

Comprehensive income	2,136	2,131	5,967	6,065
Comprehensive loss (income) attributable to noncontrolling interests	2	(2)	(25)	8

Comprehensive income attributable to Cisco Systems, Inc.	$2,138	$2,129	$5,942	$6,073

CISCO SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

The components of AOCI, net of tax, are summarized as follows (in millions):

	April 30, 2011	July 31, 2010
Net unrealized gains on investments	$486	$333
Net unrealized gains on derivative instruments	64	27
Cumulative translation adjustment and other	757	263

Total	$1,307	$623

14.	Employee Stock Plans

(a) Employee Stock Incentive Plans

Stock Incentive Plan Program Description As of April 30, 2011, the Company had five stock incentive plans: the 2005 Stock Incentive Plan (the “2005 Plan”); the 1996 Stock Incentive Plan (the “1996 Plan”); the 1997 Supplemental Stock Incentive Plan (the “Supplemental Plan”); the Cisco Systems, Inc. SA Acquisition Long-Term Incentive Plan (the “SA Acquisition Plan”); and the Cisco Systems, Inc. WebEx Acquisition Long-Term Incentive Plan (the “WebEx Acquisition Plan”). In addition, the Company has, in connection with the acquisitions of various companies, assumed the share-based awards granted under stock incentive plans of the acquired companies or issued share-based awards in replacement thereof. Share-based awards are designed to reward employees for their long-term contributions to the Company and provide incentives for them to remain with the Company. The number and frequency of share-based awards are based on competitive practices, operating results of the Company, government regulations, and other factors. Since the inception of the stock incentive plans, the Company has granted share-based awards to a significant percentage of its employees, and the majority has been granted to employees below the vice president level. The Company’s primary stock incentive plans are summarized as follows:

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

CISCO SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

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

Acquisition Plans In connection with the Company’s acquisitions of Scientific-Atlanta, Inc. (“Scientific-Atlanta”) and WebEx Communications, Inc. (“WebEx”), the Company adopted the SA Acquisition Plan and the WebEx Acquisition Plan, respectively, each effective upon completion of the applicable acquisition. These plans constitute assumptions, amendments, restatements, and renaming of the 2003 Long-Term Incentive Plan of Scientific-Atlanta and the WebEx Communications, Inc. Amended and Restated 2000 Stock Incentive Plan, respectively. The plans permit the grant of stock options, stock, stock units, and stock appreciation rights to certain employees of the Company and its subsidiaries and affiliates who had been employed by Scientific-Atlanta or its subsidiaries or WebEx or its subsidiaries, as applicable. As a result of the shareholder approval of the amendment and extension of the 2005 Plan, as of November 15, 2007, the Company will no longer make stock option grants or direct share issuances under either the SA Acquisition Plan or the WebEx Acquisition Plan.

(b) Employee Stock Purchase Plan

The Company has an Employee Stock Purchase Plan, which includes its subplan, the International Employee Stock Purchase Plan (together, the “Purchase Plan”), under which 471.4 million shares of the Company’s common stock have been reserved for issuance as of April 30, 2011. Effective July 1, 2009, eligible employees are offered shares through a 24-month offering period, which consists of four consecutive 6-month purchase periods. Employees may purchase a limited number of shares of the Company’s stock at a discount of up to 15% of the lesser of the market value at the beginning of the offering period or the end of each 6-month purchase period. Prior to July 1, 2009 the offering period was six months. The Purchase Plan is scheduled to terminate on January 3, 2020. The Company issued 17 million and 14 million shares under the Purchase Plan during the nine months ended April 30, 2011 and May 1, 2010, respectively. As of April 30, 2011, 139 million shares were available for issuance under the Purchase Plan. The Company estimates the value of employee stock purchase rights on the date of grant using the Black-Scholes model.

(c) Summary of Share-Based Compensation Expense

Share-based compensation expense consists primarily of expenses for stock options, stock purchase rights, restricted stock, and restricted stock units granted to employees and share-based awards assumed from acquisitions or investments. The following table summarizes share-based compensation expense (in millions):

	Three Months Ended		Nine Months Ended
	April 30, 2011	May 1, 2010	April 30, 2011	May 1, 2010
Cost of sales – product	$16	$16	$47	$43
Cost of sales – service	44	47	135	121

Share-based compensation expense in cost of sales	60	63	182	164

Research and development	120	129	373	336
Sales and marketing	160	171	491	444
General and administrative	60	71	191	182

Share-based compensation expense in operating expenses	340	371	1,055	962

Total share-based compensation expense	$400	$434	$1,237	$1,126

CISCO SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

As of April 30, 2011, there was approximately $2.9 billion of total unrecognized compensation cost related to unvested share-based awards. This compensation cost is expected to be recognized over a weighted-average life of approximately 2.4 years. The income tax benefit for share-based compensation expense was $107 million and $335 million for the three and nine months ended April 30, 2011, respectively, and $118 million and $304 million for the three and nine months ended May 1, 2010, respectively.

The Company estimates the fair value of employee stock options on the date of grant using a lattice-binomial model. The lattice-binomial model is more capable than the Black-Scholes model of incorporating the features of the Company’s employee stock options, such as the vesting provisions and various restrictions, including restrictions on transfer and hedging, among others, and the fact that options are often exercised prior to their contractual maturity. The use of the lattice-binomial model also requires extensive actual employee exercise behavior data for the relative probability estimation purpose and a number of complex assumptions, including expected volatility, risk-free interest rate, expected dividends, kurtosis, and skewness.

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

(d) Share-Based Awards Available for Grant

A summary of share-based awards available for grant is as follows (in millions):

Share- Based Awards Available for Grant
BALANCE AT JULY 25, 2009	253
Options granted and assumed	(15)
Restricted stock, stock units, and other share-based awards granted and assumed	(81)
Share-based awards canceled/forfeited/expired	123
Additional shares reserved	15

BALANCE AT JULY 31, 2010	295
Restricted stock, stock units, and other share-based awards granted and assumed	(72)
Share-based awards canceled/forfeited/expired	26
Additional shares reserved	2

BALANCE AT APRIL 30, 2011	251

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

CISCO SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(e) Restricted Stock and Stock Unit Awards

A summary of the restricted stock and stock unit activity is as follows (in millions, except per-share amounts):

	Restricted Stock/Stock Units	Weighted- Average Grant Date Fair Value per Share	Aggregated Fair Market Value
BALANCE AT JULY 25, 2009	62	$21.25
Granted and assumed	54	23.40
Vested	(16)	21.56	$378
Canceled/forfeited	(3)	22.40

BALANCE AT JULY 31, 2010	97	$22.35
Granted and assumed	48	21.68
Vested	(22)	23.02	$437
Canceled/forfeited	(5)	22.17

BALANCE AT APRIL 30, 2011	118	$21.96

Certain of the restricted stock units awarded in fiscal 2011 are contingent on the future achievement of financial performance metrics. The performance measures for these performance-based restricted stock units are revenue and earnings per share with pre-established adjustments.

On March 17, 2011, the Company’s Board of Directors approved the initiation of quarterly cash dividends to the Company’s shareholders. For share-based awards that were issued subsequent to the declaration of a quarterly cash dividend, fair value was measured based on the fair value at the grant date, less the present value of the expected dividend, which dividend is not paid on such awards during the vesting period. For restricted stock units that were granted prior to the Company’s dividend declaration on March 17, 2011, the fair value was measured based on an expected dividend yield of 0%.

(f) Stock Option Awards

A summary of the stock option activity is as follows (in millions, except per-share amounts):

	STOCK OPTIONS OUTSTANDING
	Number Outstanding	Weighted- Average Exercise Price per Share
BALANCE AT JULY 25, 2009	1,004	$24.29
Granted and assumed	15	13.23
Exercised	(158)	17.88
Canceled/forfeited/expired	(129)	47.31

BALANCE AT JULY 31, 2010	732	21.39
Exercised	(73)	17.04
Canceled/forfeited/expired	(22)	26.03

BALANCE AT APRIL 30, 2011	637	$21.73

CISCO SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

The following table summarizes significant ranges of outstanding and exercisable stock options as of April 30, 2011 (in millions, except years and share prices):

	STOCK OPTIONS OUTSTANDING				STOCK OPTIONS EXERCISABLE
Range of Exercise Prices	Number Outstanding	Weighted- Average Remaining Contractual Life (in Years)	Weighted- Average Exercise Price per Share	Aggregate Intrinsic Value	Number Exercisable	Weighted- Average Exercise Price per Share	Aggregate Intrinsic Value
$ 0.01 – 15.00	62	1.81	$10.64	$429	59	$10.79	$395
15.01 – 18.00	100	3.23	17.69	11	99	17.70	11
18.01 – 20.00	169	2.16	19.29	—	167	19.29	—
20.01 – 25.00	155	4.12	22.75	—	139	22.75	—
25.01 – 35.00	151	5.31	30.63	—	111	30.58	—

Total	637	3.51	$21.73	$440	575	$21.18	$406

The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based on the Company’s closing stock price of $17.52 as of April 29, 2011, which would have been received by the option holders had those option holders exercised their stock options as of that date. The total number of in-the-money stock options exercisable as of April 30, 2011 was 69 million. As of July 31, 2010, 606 million outstanding stock options were exercisable and the weighted-average exercise price was $20.51.

15.	Income Taxes

The following table provides details of income taxes (in millions, except percentages):

	Three Months Ended		Nine Months Ended
	April 30, 2011	May 1, 2010	April 30, 2011	May 1, 2010
Income before provision for income taxes	$2,203	$2,403	$6,358	$6,997
Provision for income taxes	$396	$211	$1,100	$1,165
Effective tax rate	18.0%	8.8%	17.3%	16.6%

In the second quarter of fiscal 2011, the Tax Relief, Unemployment Insurance Reauthorization, and Job Creation Act of 2010 reinstated the U.S. federal R&D tax credit, retroactive to January 1, 2010. As a result, the effective tax rate for the nine months ended April 30, 2011 reflected a retroactive tax benefit of $65 million related to fiscal 2010 R&D expenses.

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

As of April 30, 2011, the Company had $2.8 billion of unrecognized tax benefits, of which $2.5 billion, if recognized, would favorably impact the effective tax rate. The Company regularly engages in discussions and negotiations with tax authorities regarding tax matters in various jurisdictions. It is reasonably possible that certain federal, foreign, and state tax matters may be concluded in the next 12 months. Specific positions that may be resolved include issues involving transfer pricing and various other matters. The Company estimates that the unrecognized tax benefits at April 30, 2011 could be reduced by approximately $350 million in the next 12 months.

16.	Segment Information and Major Customers

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

CISCO SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

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

Summarized financial information by segment for the three and nine months ended April 30, 2011 and May 1, 2010, based on the Company’s internal management system and as utilized by the Company’s Chief Operating Decision Maker (CODM), is as follows (in millions):

	Three Months Ended		Nine Months Ended
	April 30, 2011	May 1, 2010	April 30, 2011	May 1, 2010
Net sales:
United States and Canada (1)	$5,785	$5,555	$17,209	$15,869
European Markets	2,227	2,134	6,357	5,895
Emerging Markets	1,271	1,140	3,674	3,107
Asia Pacific Markets	1,583	1,539	4,783	4,333

Total	$10,866	$10,368	$32,023	$29,204

Gross margin(2):
United States and Canada	$3,683	$3,596	$10,919	$10,316
European Markets	1,452	1,440	4,139	4,008
Emerging Markets	817	714	2,287	1,985
Asia Pacific Markets	989	1,007	2,999	2,867

Segment total	6,941	6,757	20,344	19,176
Unallocated corporate items (3)	(282)	(127)	(669)	(326)

Total	$6,659	$6,630	$19,675	$18,850

(1)

Net sales in the United States were $5.3 billion and $5.2 billion for the three months ended April 30, 2011 and May 1, 2010, respectively, and $16.0 billion and $14.9 billion for the nine months ended April 30, 2011 and May 1, 2010, respectively.

(2)	Certain reclassifications have been made to prior period amounts to conform to the current period’s presentation.
(3)

The unallocated corporate items include the effects of amortization and impairment of acquisition-related intangible assets, share-based compensation expense, and charges related to asset impairments and restructurings.

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

CISCO SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

The following table presents net sales for groups of similar products and services (in millions):

	Three Months Ended		Nine Months Ended
	April 30, 2011	May 1, 2010	April 30, 2011	May 1, 2010
Net sales (1):
Routers	$1,860	$1,741	$5,367	$4,965
Switches	3,299	3,639	9,982	9,871
New Products	3,262	2,832	9,568	8,149
Other	248	224	688	627

Product	8,669	8,436	25,605	23,612
Service	2,197	1,932	6,418	5,592

Total	$10,866	$10,368	$32,023	$29,204

(1)	Certain reclassifications have been made to prior period amounts to conform to the current period’s presentation.

(c) Additional Segment Information

The majority of the Company’s assets, excluding cash and cash equivalents and investments, as of April 30, 2011 and July 31, 2010 were attributable to its U.S. operations. The Company’s total cash and cash equivalents and investments held outside of the United States in various foreign subsidiaries was $38.8 billion as of April 30, 2011, and the remaining $4.6 billion was held in the United States. For the three and nine months ended April 30, 2011 and May 1, 2010, no single customer accounted for 10% or more of the Company’s net sales.

Property and equipment information is based on the physical location of the assets. The following table presents property and equipment information for geographic areas (in millions):

	April 30, 2011	July 31, 2010
Property and equipment, net:
United States	$3,385	$3,283
International	638	658

Total	$4,023	$3,941

17.	Net Income per Share

The following table presents the calculation of basic and diluted net income per share (in millions, except per-share amounts):

	Three Months Ended		Nine Months Ended
	April 30, 2011	May 1, 2010	April 30, 2011	May 1, 2010
Net income	$1,807	$2,192	$5,258	$5,832

Weighted-average shares—basic	5,508	5,731	5,545	5,746
Effect of dilutive potential common shares	29	138	51	123

Weighted-average shares—diluted	5,537	5,869	5,596	5,869

Net income per share—basic	$0.33	$0.38	$0.95	$1.01

Net income per share—diluted	$0.33	$0.37	$0.94	$0.99

Antidilutive employee share-based awards, excluded	516	197	367	358

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

Overview

The third quarter of fiscal 2011 had 13 weeks, compared with 14 weeks in the third quarter of fiscal 2010; thus our operating results for the third quarter and the first nine months of fiscal 2011 reflect one less week compared with the corresponding periods in fiscal 2010.

A summary of our results is as follows (in millions, except percentages and per-share amounts):

	Three Months Ended				Nine Months Ended
	April 30, 2011	May 1, 2010	Variance		April 30, 2011	May 1, 2010	Variance
Net sales	$10,866	$10,368	4.8%		$32,023	$29,204	9.7%
Gross margin percentage	61.3%	63.9%	(2.6	)pts.	61.4%	64.5%	(3.1	)pts.
Operating expenses	$4,476	$4,285	4.5%		$13,457	$12,011	12.0%
Operating expenses as a percentage of revenue	41.2%	41.3%	(0.1	)pts.	42.0%	41.1%	0.9	pts.
Operating margin percentage	20.1%	22.6%	(2.5	)pts.	19.4%	23.4%	(4.0	)pts.
Net income	$1,807	$2,192	(17.6)%		$5,258	$5,832	(9.8)%
Net income as a percentage of revenue	16.6%	21.1%	(4.5	)pts.	16.4%	20.0%	(3.6	)pts.
Earnings per share—diluted	$0.33	$0.37	(10.8)%		$0.94	$0.99	(5.1)%

Three months ended April 30, 2011 compared with three months ended May 1, 2010

Net sales increased 5% with net product sales increasing 3% while service revenue increased 14%. Product sales represented 80% of total revenue while service revenue represented 20% of total revenue. We experienced net sales increases across each of our geographic segments. Our service revenue was particularly strong with growth across each geographic segment. Total gross margin declined by 2.6 percentage points primarily as a result of higher sales discounts, unfavorable product pricing, unfavorable product mix, and restructuring and other charges associated with our consumer business. These factors were partially offset by lower overall manufacturing costs, which included certain benefits that we do not expect to recur in future periods. Operating expenses as a percentage of revenue decreased slightly. Our effective income tax rate was 18.0% while in the prior year period our effective income tax rate was 8.8%. The lower tax rate in the prior year period was as a result of a nonrecurring tax benefit of $158 million. Diluted earnings per share decreased by 11%, a result of an 18% decrease in net income, partially offset by a decline in our outstanding diluted share count of 332 million shares. For further details see our Results of Operations discussion beginning on page 49.

Nine months ended April 30, 2011 compared with nine months ended May 1, 2010

Net sales increased 10% with net product sales increasing 8% while service revenue increased 15%. We experienced net sales increases across each of our geographic segments for both product and service revenue. Total gross margin declined by 3.1 percentage points primarily as a result of higher sales discounts and unfavorable product pricing, unfavorable product mix, increased amortization and impairment charges from acquisition-related intangible assets, and restructuring charges. Operating expenses as a percentage of revenue increased by 0.9 percentage points primarily as a result of increased headcount-related costs. As a percentage of revenue, research and development and sales and marketing expenses increased while general and administrative expenses declined. Our effective income tax rate was 17.3% while in the prior year period our effective income tax rate was 16.6%. Diluted earnings per share decreased by 5%, a result of a 10% decrease in net income, partially offset by a decline in our outstanding diluted share count of 273 million shares. For further details see our Results of Operations discussion beginning on page 49.

Our results in the third quarter of fiscal 2011 reflect the unanticipated continuation and acceleration of adverse trends which were identified in our Quarterly Reports on Form 10-Q for the first and second quarters of fiscal 2011. While net sales grew 5% over the corresponding period in fiscal 2010, net income declined compared to the prior year period. Switching revenue declined 9% for the third quarter of fiscal 2011, as compared to the prior year period due to continuing transitions taking place in our product portfolio and the impact of increased competitive pressures. Switching gross margins in the third quarter of fiscal 2011 continued to decline on a year-over-year basis as we transition products at the high-end of the portfolio. Our public sector business continued to experience sales declines in the third quarter of fiscal 2011. We are seeing a continued broad focus on spending reductions by our customers in the public sector across most of our geographic segments. Net product sales to the public sector declined 6% overall on a year-over-year basis during the third quarter of fiscal 2011, reflecting declines in each of our geographic segments, except for Emerging Markets where sales were flat.

In response, we are taking very specific and immediate steps to address our challenges. In April 2011, we initiated the first of what we expect to be a number of key, targeted actions intended to accomplish the following: to simplify and focus our organization and operating model; to align our cost structure given transitions in the marketplace; to divest or exit underperforming operations; and to deliver value to our shareholders. We are taking these actions to align our business based on five company priorities: leadership in our core business (routing, switching, and associated services) which includes comprehensive security and mobility solutions; collaboration; data center virtualization and cloud; video; and architectures for business transformation.

These actions involve realigning and restructuring our consumer business, most notably exiting our Flip Video cameras product line. In connection with the consumer restructuring activities, we incurred charges of approximately $150 million in the third quarter of fiscal 2011 and will incur additional charges in the fourth quarter of fiscal 2011. We also announced our intent to realign our sales, services, and engineering organizations in order to simplify our operating model and focus on our key areas of growth. We expect to complete this realignment in fiscal 2012. As part of simplifying our operating model, we intend to consolidate our four geographic operating segments into three geographic operating segments, beginning in fiscal 2012. We plan to also undertake certain cost control initiatives, such as a voluntary early retirement program, further workforce reductions and other restructuring activities. We expect to recognize a pretax charge in the fourth quarter of fiscal 2011 of between $0.5 billion and $1.1 billion in connection with the voluntary early retirement program, which amounts will be paid in the fourth quarter of fiscal 2011. At this time we cannot quantify the amount of further restructuring charges that we expect to recognize in future periods, as we are in the process of evaluating these activities. We anticipate that our total expense reduction actions will reduce our annualized operating expense run rate by approximately $1 billion, with the fourth quarter fiscal 2011 operating expenses as our base. We anticipate achieving this annualized run rate reduction target within fiscal 2012.

While we experienced the challenges outlined above, we did experience several positive trends during the third quarter of fiscal 2011. We had strong year-over-year growth in our enterprise market (excluding the public sector) and in our commercial market. Positive aspects of our results for the third quarter of fiscal 2011 also included revenue growth in New Products of 15%, compared to the corresponding prior year period, with strong growth of 39% in collaboration (which includes the impact of the Tandberg ASA (“Tandberg”) acquisition completed at the end of the third quarter of fiscal 2010) and 31% in data center, both key strategic areas for us. The Emerging Markets segment experienced revenue growth of 11% from the prior year period along with increased gross margin. For the third quarter of fiscal 2011, as compared to the prior year period, revenue increased 14% in services.

In light of all of the factors described above, we expect that our revenue for the fourth quarter of fiscal 2011 will be relatively flat compared to the prior year period, which represents lower revenue levels than we had previously anticipated at the beginning of fiscal 2011. We also expect our total gross margin, excluding the effects of restructuring activities, for the fourth quarter of fiscal 2011 to be slightly lower than what we experienced in the third quarter of fiscal 2011. In addition, as many of our headcount-related investments were based on projections of higher revenue than we now expect to achieve, and it will take time for the cost savings from our announced restructuring activities and voluntary early retirement program to take effect, we expect that operating expenses as a percentage of revenue will increase on a year-over-year basis. We also expect that operating income, net income, and earnings per share for the fourth quarter of fiscal 2011 will likely continue to decline on a year-over-year basis.

Strategy and Focus Areas

In May 2011, as discussed above, we announced a plan, to be implemented primarily in fiscal 2012, to realign our sales, services and engineering organizations in order to simplify our operating model and focus on our key company priorities, which include leadership in our core routing, switching and associated services, including security and mobility solutions; collaboration; data center virtualization and cloud; video; and architectures for business transformation. We continue to seek to expand our share of our customers’ information technology spending. We will endeavor to achieve this objective by focusing on our core networking capabilities.

We seek to capitalize on market transitions. Market transitions on which we are focusing primary attention include those related to the increased role of virtualization/the cloud, video, collaboration, networked Web 2.0 technologies and the transition from Internet Protocol Version 4 to Internet Protocol Version 6. For example, a market in which a significant market transition is under way is the enterprise data center market, where a transition to virtualization / the cloud is under way. We believe the market is at an inflection point, as awareness grows that intelligent networks are becoming the platform for productivity improvement and global competitiveness. We further believe that disruption in the enterprise data center market is accelerating, due to changing technology trends such as the increasing adoption of virtualization, the rise in scalable processing, and the advent of cloud computing and cloud-based IT resource deployments and business models. These key terms are defined as follows:

Virtualization: refers to the process of aggregating the current siloed data center resources into unified, shared resource pools that can be dynamically delivered to applications on demand thus enabling the ability to move content and applications between devices and the network.

The cloud: refers to an information technology hosting and delivery system in which resources, such as servers or software applications, are no longer tethered to a user’s physical infrastructure but instead are delivered to and consumed by the user “on demand” as an Internet-based service, whether singularly or with multiple other users simultaneously.

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

Other market transitions on which we are focusing particular attention include those related to the increased role of video, collaboration, and networked Web 2.0 technologies. The key market transitions relative to the convergence of video, collaboration, and networked Web 2.0 technologies, which we believe will drive productivity and growth in network loads, appear to be evolving even more quickly and more significantly than we had previously anticipated. Cisco TelePresence systems are one example of product offerings that have incorporated video, collaboration, and networked Web 2.0 technologies, as customers evolve their communications and business models. We are focused on simplifying and expanding the creation, distribution, and use of end-to-end video solutions for businesses and consumers, and our fiscal 2010 acquisition of Tandberg is an example of our increased emphasis on the video market segment.

We believe that the architectural approach that has served us well in the past in addressing complementary markets in the communications and information technology industry will be adaptable to other markets. An example of a market where we aim to apply this approach is mobility where growth of IP traffic on handheld devices is driving the need for more robust architectures, equipment and services in order to accommodate not only an increasing number of worldwide mobile device users, but also increased user demand for broadband-quality business network and consumer web applications to be delivered on such devices. Our fiscal 2010 acquisition of Starent Networks, Corp. (“Starent”) reflects our recognition of the significance of this market transition and our intent to offer solutions that help expand IP network load capabilities for mobile devices.

We are currently undergoing product transitions with higher price performance and architectural advantages versus both our prior generation of products and the product offerings of our competitors. We believe that many of these product transitions are gaining momentum based on the strong year-over-year product revenue growth across these product families. We believe that our strategy and our ability to innovate and execute may enable us to improve our relative competitive position in many of our product areas even in uncertain or difficult business conditions and therefore may continue to provide us with long-term growth opportunities. However, we believe that the introduction of these new products may continue to impact product gross margins.

Revenue

Three months ended April 30, 2011 compared with three months ended May 1, 2010

Total revenue increased by 5%. Within total revenue, net product revenue increased 3% and net service revenue increased 14%. The revenue increase for the period was in part the result of revenue from our acquisition of Tandberg, which was completed at the end of the third quarter of fiscal 2010. With regard to our geographic segment performance, net revenue increased 4% in the United States and Canada segment, 4% in our European Markets segment, 11% in our Emerging Markets segment, and 3% in our Asia Pacific Markets segment. Customer market product revenue in order of percentage growth consisted of increases in our commercial market and service product markets, with a decline in our enterprise market including the public sector. Our consumer market experienced a significant revenue decline and we are currently restructuring and exiting portions of our consumer business.

The 3% increase in product revenue was driven primarily by growth in our New Products category which increased 15%, as well as a 7% revenue increase in our Router product category. The increase in New Products was led by solid subcategory revenue growth as follows: 31% in data center, 39% in collaboration, and 32% in wireless. The increase in the collaboration subcategory includes the revenue from our acquisition of Tandberg, which was completed at the end of the third quarter of fiscal 2010, and the increase in the data center subcategory was a result of strong demand for our data center products. Revenue growth in our Routers product category was a result of growth in the high-end router product family offerings. We had a revenue decline of 9% in our Switches product category, with declines in both our modular and fixed-configuration product offerings. The decline in Switches revenue was primarily due to the number of product transitions taking place in this product category, and also competitive pressures. The net service revenue increase was experienced across the technical support services and advanced services and other categories, with revenue increases of approximately 12% and approximately 19%, respectively. For further details see our Results of Operations discussion beginning on page 49.

Nine months ended April 30, 2011 compared with nine months ended May 1, 2010

Total revenue increased by 10%. Within total revenue, net product revenue increased 8% and net service revenue increased 15%. With regard to our geographic segment performance, net revenue increased 8% in the United States and Canada segment, 8% in our European Markets segment, 18% in our Emerging Markets segment, and 10% in our Asia Pacific Markets segment. Customer market revenue in order of percentage growth consisted of increases in our commercial market, enterprise market, and service provider market. Our consumer market experienced a large revenue decline.

The 8% increase in product revenue was driven by growth across each of our product categories. In particular, our New Products category experienced a revenue increase of 17%, primarily as a result of the acquisition of Tandberg, which was completed at the end of the third quarter of fiscal 2010. The increase was led by subcategory revenue growth of 40% in collaboration and revenue growth of 49% in data center. We experienced revenue increases in our Routers products category of 8%, principally as a result of strength in the high-end router product offerings. We had revenue growth of 1% in our Switches product category, with single-digit revenue growth in fixed-configuration switching products offsetting a revenue decline in modular switches. The net service revenue increase was experienced across the technical support services and advanced services and other categories with revenue increases of approximately 12% and approximately 23%, respectively. For further details see our Results of Operations discussion beginning on page 49.

Gross Margin

Three months ended April 30, 2011 compared with three months ended May 1, 2010

Our gross margin percentage decreased by approximately 2.6 percentage points. Within this total gross margin change, product gross margin declined by 3.9 percentage points while service gross margin increased by 2.7 percentage points. The decrease in our product gross margin percentage was a result of higher sales discounts and unfavorable product pricing, unfavorable product mix, and restructuring and other charges. Partially offsetting these decreases were lower overall manufacturing costs and higher shipment volume. The increase in our service gross margin was due to increased volume, partially offset by increased costs and unfavorable mix impacts. For further details see our Results of Operations discussion beginning on page 49.

We expect our total gross margin, excluding the effects of restructuring activities, in the fourth quarter of fiscal 2011 to be slightly lower than what we experienced for the third quarter of fiscal 2011. Our gross margins in the future could be adversely impacted by, among other factors, economic downturns or uncertain economic conditions, our movement into market adjacencies, and the geographic mix of our revenue.

Nine months ended April 30, 2011 compared with nine months ended May 1, 2010

Our gross margin percentage decreased by approximately 3.1 percentage points. Within this total gross margin change, product gross margin declined by 4.1 percentage points while service gross margin increased by 1.0 percentage points. The decrease in our product gross margin percentage was a result of higher sales discounts and unfavorable product pricing, unfavorable product mix, and restructuring and other charges. Additionally, increased amortization expense and impairment charges from purchased intangible assets contributed to the decline in product gross margin. Partially offsetting these decreases were lower overall manufacturing costs and higher shipment volume. The increase in our service gross margin was due to increased volume, partially offset by increased costs and unfavorable mix impacts. For further details see our Results of Operations discussion beginning on page 49.

Operating Expenses

Three months ended April 30, 2011 compared with three months ended May 1, 2010

Operating expenses increased by 4.5% while decreasing by 0.1 percentage point as a percentage of revenue. The primary driver of the increase were higher headcount-related expenses, higher spending on engineering programs, and restructuring and other charges. Partially offsetting the increase was the impact from the current period containing one less week compared with the corresponding period in fiscal 2010.

Nine months ended April 30, 2011 compared with nine months ended May 1, 2010

Operating expenses increased by 12% while increasing by 0.9 percentage points as a percentage of revenue. Higher headcount-related expenses primarily contributed to the increase along with higher spending on engineering programs. Additionally, increased expense from share-based compensation, purchased intangible asset amortization and impairments, restructuring charges and other, and other expenses from recent acquisitions also contributed to the increase. Partially offsetting the increase was the impact from the current period containing one less week compared with the corresponding period in fiscal 2010.

Other Key Financial Measures

•

We generated cash flows from operations of $3.0 billion and $7.3 billion during the third quarter and first nine months of fiscal 2011, respectively. Our cash and cash equivalents, together with our investments, were $43.4 billion at the end of the third quarter of fiscal 2011, compared with $39.9 billion at the end of fiscal 2010.

•	Our deferred revenue at the end of the third quarter of fiscal 2011 was $11.7 billion, compared with $11.1 billion at the end of fiscal 2010.

•

We repurchased 54 million shares of our common stock under our stock repurchase program for $1.0 billion during the third quarter of fiscal 2011 and 256 million shares of our common stock for $5.3 billion for the first nine months of fiscal 2011. As of the end of the third quarter of fiscal 2011, the remaining authorized repurchase amount under this program was $11.7 billion with no termination date. We also declared and paid dividends of $329 million to our shareholders, representing the first dividend in our company’s history.

•	Days sales outstanding in accounts receivable (DSO) at the end of the third quarter of fiscal 2011 was 37 days, compared with 41 days at the end of fiscal 2010.

•

Our inventory balance was $1.4 billion at the end of the third quarter of fiscal 2011, compared with $1.3 billion at the end of fiscal 2010. Annualized inventory turns were 11.1 in the third quarter of fiscal 2011 and were 12.6 in the fourth quarter of fiscal 2010.

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

Revenue deferrals relate to the timing of revenue recognition for specific transactions based on financing arrangements, service, support, and other factors. Financing arrangements may include sales-type, direct-financing, and operating leases, loans, and guarantees of third-party financing. Our deferred revenue for products as of April 30, 2011 and July 31, 2010 was $3.7 billion for both periods. Technical support services revenue is deferred and recognized ratably over the period during which the services are to be performed, which typically is from one to three years. Advanced services revenue is recognized upon delivery or completion of performance. Our deferred revenue for services was $8.0 billion and $7.4 billion as of April 30, 2011 and July 31, 2010, respectively.

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

Allowances for Receivables and Sales Returns

The allowances for receivables were as follows (in millions, except percentages):

	April 30, 2011	July 31, 2010
Allowance for doubtful accounts	$200	$235
Percentage of gross accounts receivable	4.3%	4.6%
Allowance for credit loss—lease receivables	$236	$207
Percentage of gross lease receivables	8.2%	8.6%
Allowance for credit loss—loan receivables	$111	$73
Percentage of gross loan receivables	8.1%	5.8%

The allowances are based on our assessment of the collectibility of customer accounts. We regularly review the adequacy of these allowances by considering internal factors such as historical experience, credit quality, and age of the receivable balances as well as external factors such as economic conditions that may affect a customer’s ability to pay, historical default rates, and long-term historical loss rates published by credit-rating agencies. We also consider the concentration of receivables outstanding with a particular customer in assessing the adequacy of our allowances. In addition, we evaluate the credit quality of our financing receivables and any associated allowance for credit loss by applying the relevant loss factors based on our internal credit risk rating for the respective financing receivables, disaggregated by segment and class. See Note 7 to the Consolidated Financial Statements. Determination of loss factors associated with internal credit risk ratings is complex and subjective. Our ongoing consideration of all these factors could result in an increase in our allowance for credit loss in the future, which could adversely affect our net income. Similarly, if a major customer’s creditworthiness deteriorates, or if actual defaults are higher than our historical experience, or if other circumstances arise, our estimates of the recoverability of amounts due to us could be overstated, and additional allowances could be required, which could have an adverse impact on our revenue.

Both accounts receivable and financing receivables are charged off at the point when they are considered uncollectible. The decline in our allowance for doubtful accounts as a percentage of our gross accounts receivable was primarily due to the charge-off of certain uncollectible receivables that had been fully reserved.

A reserve for future sales returns is established based on historical trends in product return rates. The reserve for future sales returns as of April 30, 2011 and July 31, 2010 was $106 million and $90 million, respectively, and was recorded as a reduction of our accounts receivable. If the actual future returns were to deviate from the historical data on which the reserve had been established, our revenue could be adversely affected.

Inventory Valuation and Liability for Purchase Commitments with Contract Manufacturers and Suppliers

Our inventory balance was $1.4 billion and $1.3 billion as of April 30, 2011 and July 31, 2010, respectively. Inventory is written down based on excess and obsolete inventories determined primarily by future demand forecasts. Inventory write-downs are measured as the difference between the cost of the inventory and market, based upon assumptions about future demand, and are charged to the provision for inventory, which is a component of our cost of sales. At the point of the loss recognition, a new, lower cost basis for that inventory is established, and subsequent changes in facts and circumstances do not result in the restoration or increase in that newly established cost basis.

We record a liability for firm, noncancelable, and unconditional purchase commitments with contract manufacturers and suppliers for quantities in excess of our future demand forecasts consistent with the valuation of our excess and obsolete inventory. As of April 30, 2011, the liability for these purchase commitments was $154 million, compared with $135 million as of July 31, 2010, and was included in other current liabilities.

Our provision for inventory was $174 million and $56 million for the first nine months of fiscal 2011 and 2010, respectively. The provision for the liability related to purchase commitments with contract manufacturers and suppliers was $58 million and $7 million for the first nine months of fiscal 2011 and 2010, respectively. The increases in the provisions for inventory and purchase commitments were due primarily to charges recorded in connection with restructuring related to our consumer business. If there were to be a sudden and significant decrease in demand for our products, or if there were a higher incidence of inventory obsolescence because of rapidly changing technology and customer requirements, we could be required to increase our inventory write-downs and our liability for purchase commitments with contract manufacturers and suppliers, and gross margin could be adversely affected. We regularly evaluate our exposure for inventory write-downs and the adequacy of our liability for purchase commitments. Inventory and supply chain management remain areas of focus as we balance the need to maintain supply chain flexibility to help ensure competitive lead times with the risk of inventory obsolescence, particularly in light of current macroeconomic uncertainties and conditions and the resulting potential for changes in future demand forecast.

Warranty Costs

The liability for product warranties, included in other current liabilities, was $334 million as of April 30, 2011, compared with $360 million as of July 31, 2010. See Note 12 to the Consolidated Financial Statements. Our products are generally covered by a warranty for periods ranging from 90 days to five years, and for some products we provide a limited lifetime warranty. We accrue for warranty costs as part of our cost of sales based on associated material costs, technical support labor costs, and associated overhead. Material cost is estimated based primarily upon historical trends in the volume of product returns within the warranty period and the cost to repair or replace the equipment. Technical support labor cost is estimated based primarily upon historical trends in the rate of customer cases and the cost to support the customer cases within the warranty period. Overhead cost is applied based on estimated time to support warranty activities.

The provision for product warranties issued during the first nine months of fiscal 2011 and 2010 was $330 million and $342 million, respectively. If we experience an increase in warranty claims compared with our historical experience, or if the cost of servicing warranty claims is greater than expected, our gross margin could be adversely affected.

Share-Based Compensation Expense

Total share-based compensation expense for the nine months ended April 30, 2011 and May 1, 2010 was $1.2 billion and $1.1 billion, respectively. The determination of fair value of share-based payment awards on the date of grant using an option-pricing model is affected by our stock price as well as assumptions regarding a number of highly complex and subjective variables. For employee stock options and employee stock purchase rights, these variables include, but are not limited to, the expected stock price volatility over the term of the awards, risk-free interest rate, and expected dividends as of the grant date. For employee stock options, we used the implied volatility for two-year traded options on our stock as the expected volatility assumption required in the lattice-binomial model. For employee stock purchase rights, we used the implied volatility for traded options (with lives corresponding to the expected life of the employee stock purchase rights) on our stock. The selection of the implied volatility approach was based upon the availability of actively traded options on our stock and our assessment that implied volatility is more representative of future stock price trends than historical volatility. The valuation of employee stock options is also impacted by kurtosis, and skewness, which are technical measures of the distribution of stock price returns, and the actual and projected employee stock option exercise behaviors.

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

Fair Value Measurements

Our fixed income and publicly traded equity securities, collectively, are reflected in the Consolidated Balance Sheets at a fair value of $36.7 billion as of April 30, 2011 and $35.3 billion as of July 31, 2010. Our fixed income investment portfolio as of April 30, 2011 consisted primarily of the highest quality investment grade securities. See Note 8 to the Consolidated Financial Statements.

As described more fully in Note 9 to the Consolidated Financial Statements, a valuation hierarchy is based on the level of independent, objective evidence available regarding the value of the investments. It encompasses three classes of investments: Level 1 consists of securities for which there are quoted prices in active markets for identical securities; Level 2 consists of securities for which observable inputs other than Level 1 inputs are used, such as prices for similar securities in active markets or for identical securities in less active markets and model-derived valuations for which the variables are derived from, or corroborated by, observable market data; and Level 3 consists of securities for which there are unobservable inputs to the valuation methodology that are significant to the measurement of the fair value.

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

The inputs and fair value are reviewed for reasonableness, may be further validated by comparison to publicly available information and could be adjusted based on market indices or other information that management deems material to their estimate of fair value. The assessment of fair value can be difficult and subjective. However, given the relative reliability of the inputs we use to value our investment portfolio and because substantially all of our valuation inputs are obtained using quoted market prices for similar or identical assets, we do not believe that the nature of estimates and assumptions affected by levels of subjectivity and judgment was material to the valuation of the investment portfolio as of April 30, 2011. Level 3 assets do not represent a significant portion of our total investment portfolio as of April 30, 2011.

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

There were no impairment charges on investments in fixed income securities and publicly traded equity securities that were recognized in earnings in the first nine months of fiscal 2011 and fiscal 2010. Our ongoing consideration of all the factors described above could result in additional impairment charges in the future, which could adversely affect our net income.

We also have investments in privately held companies, some of which are in the startup or development stages. As of April 30, 2011, our investments in privately held companies were $837 million, compared with $756 million as of July 31, 2010, and were included in other assets. See Note 6 to the Consolidated Financial Statements. We monitor these investments for events or circumstances indicative of potential impairment and will make appropriate reductions in carrying values if we determine that an impairment charge is required, based primarily on the financial condition and near-term prospects of these companies. These investments are inherently risky because the markets for the technologies or products these companies are developing are typically in the early stages and may never materialize. Our impairment charges on investments in privately held companies were $6 million and $17 million during the first nine months of fiscal 2011 and 2010, respectively.

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

In the first quarter of fiscal 2011, in order to achieve operational efficiencies, we combined our Asia Pacific and Japan operations. Following this change, our business is organized in the following four geographic segments: United States and Canada, European Markets, Emerging Markets, and Asia Pacific Markets. As a result, the goodwill of the former Asia Pacific and Japan geographic segments as of July 31, 2010 was allocated to the combined segment Asia Pacific Markets. The goodwill recorded in the Consolidated Balance Sheets as of April 30, 2011 and July 31, 2010 was $16.9 billion and $16.7 billion, respectively. In response to changes in industry and market conditions, we could be required to strategically realign our resources and consider restructuring, disposing of, or otherwise exiting businesses, which could result in an impairment of goodwill. There was no impairment of goodwill in the first nine months of fiscal 2011 and 2010, respectively.

We make judgments about the recoverability of purchased intangible assets with finite lives whenever events or changes in circumstances indicate that an impairment may exist. Recoverability of purchased intangible assets with finite lives is measured by comparing the carrying amount of the asset to the future undiscounted cash flows the asset is expected to generate. We review indefinite-lived intangible assets for impairment annually or whenever events or changes in circumstances indicate the carrying value may not be recoverable. Recoverability of indefinite-lived intangible assets is measured by comparing the carrying amount of the asset to the future discounted cash flows the asset is expected to generate. If the asset is considered to be impaired, the amount of any impairment is measured as the difference between the carrying value and the fair value of the impaired asset. Assumptions and estimates about future values and remaining useful lives of our purchased intangible assets are complex and subjective. They can be affected by a variety of factors, including external factors such as industry and economic trends and internal factors such as changes in our business strategy and our internal forecasts. Our impairment charges related to purchased intangible assets were $164 million for the first nine months of fiscal 2011 and were primarily due to declines in estimated fair value as a result of reductions in expected future cash flows associated with certain of our consumer products. For the first nine months of fiscal 2010 our impairment charges related to purchased intangible assets were $13 million. Our ongoing consideration of all the factors described previously could result in additional impairment charges in the future, which could adversely affect our net income.

Income Taxes

We are subject to income taxes in the United States and numerous foreign jurisdictions. Our effective tax rates differ from the statutory rate primarily due to the tax impact of state taxes, foreign operations, research and development (R&D) tax credits, tax audit settlements, nondeductible compensation, international realignments, and transfer pricing adjustments. Our effective tax rate was 18.0% and 8.8% in the third quarter of fiscal 2011 and fiscal 2010, respectively. Our effective tax rate was 17.3% and 16.6% for the first nine months of fiscal 2011 and 2010, respectively.

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

Our provision for income taxes is subject to volatility and could be adversely impacted by earnings being lower than anticipated in countries that have lower tax rates and higher than anticipated in countries that have higher tax rates; by changes in the valuation of our deferred tax assets and liabilities; by expiration of or lapses in the R&D tax credit laws; by transfer pricing adjustments including the effect of acquisitions on our intercompany R&D cost-sharing arrangement and legal structure; by tax effects of nondeductible compensation; by tax costs related to intercompany realignments; by changes in accounting principles; or by changes in tax laws and regulations including possible U.S. changes to the taxation of earnings of our foreign subsidiaries, the deductibility of expenses attributable to foreign income, or the foreign tax credit rules. Significant judgment is required to determine the recognition and measurement attributes prescribed in the accounting guidance for uncertainty in income taxes. The accounting guidance for uncertainty in income taxes applies to all income tax positions, including the potential recovery of previously paid taxes, which if settled unfavorably could adversely impact our provision for income taxes or additional paid-in capital. Further, as a result of certain of our ongoing employment and capital investment actions and commitments, our income in certain countries is subject to reduced tax rates and in some cases is wholly exempt from tax. Our failure to meet these commitments could adversely impact our provision for income taxes. In addition, we are subject to the continuous examination of our income tax returns by the Internal Revenue Service and other tax authorities. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes. There can be no assurance that the outcomes from these continuous examinations will not have an adverse impact on our operating results and financial condition.

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

Results of Operations

The third quarter of fiscal 2011 had 13 weeks, compared with 14 weeks in the third quarter of fiscal 2010; thus our operating results for the third quarter and the first nine months of fiscal 2011 reflect one less week compared with the corresponding periods in fiscal 2010.

Net Sales

The following table presents the breakdown of net sales between product and service revenue (in millions, except percentages):

	Three Months Ended				Nine Months Ended
	April 30, 2011	May 1, 2010	Variance in Dollars	Variance in Percent	April 30, 2011	May 1, 2010	Variance in Dollars	Variance in Percent
Net sales:
Product	$8,669	$8,436	$233	2.8%	$25,605	$23,612	$1,993	8.4%
Service	2,197	1,932	265	13.7%	6,418	5,592	826	14.8%

Total	$10,866	$10,368	$498	4.8%	$32,023	$29,204	$2,819	9.7%

We manage our business primarily on a geographic basis, based on four geographic segments. Our net sales, which include product and service revenue, for each segment are summarized in the following table (in millions, except percentages):

	Three Months Ended				Nine Months Ended
	April 30, 2011	May 1, 2010	Variance in Dollars	Variance in Percent	April 30, 2011	May 1, 2010	Variance in Dollars	Variance in Percent
Net sales:
United States and Canada	$5,785	$5,555	$230	4.1%	$17,209	$15,869	$1,340	8.4%
Percentage of net sales	53.2%	53.6%			53.7%	54.3%
European Markets	2,227	2,134	93	4.4%	6,357	5,895	462	7.8%
Percentage of net sales	20.5%	20.6%			19.9%	20.2%
Emerging Markets	1,271	1,140	131	11.5%	3,674	3,107	567	18.2%
Percentage of net sales	11.7%	11.0%			11.5%	10.6%
Asia Pacific Markets	1,583	1,539	44	2.9%	4,783	4,333	450	10.4%
Percentage of net sales	14.6%	14.8%			14.9%	14.9%

Total	$10,866	$10,368	$498	4.8%	$32,023	$29,204	$2,819	9.7%

For the third quarter of fiscal 2011, as compared to the third quarter of fiscal 2010, net sales increased by 5%, with sales increases experienced across our four geographic segments. Within total sales growth, net product sales increased by 3% while service revenue increased by 14%. Service revenue increased year over year across each of our geographic segments and product revenue experienced growth across all of our geographic segments, except Asia Pacific where growth was flat year-over-year.

For the first nine months of fiscal 2011, as compared to the first nine months of fiscal 2010, net sales increased by 10%, with sales increases experienced across our four geographic segments. Within total sales growth, net product sales increased by 8% while service revenue increased by 15%. Our product and service revenue both reflected sales growth across each of our geographic segments.

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

Net Product Sales by Segment

The following table presents the breakdown of net product sales by segment (in millions, except percentages):

	Three Months Ended				Nine Months Ended
	April 30, 2011	May 1, 2010	Variance in Dollars	Variance in Percent	April 30, 2011	May 1, 2010	Variance in Dollars	Variance in Percent
Net product sales:
United States and Canada	$4,427	$4,329	$98	2.3%	$13,205	$12,317	$888	7.2%
Percentage of net product sales	51.1%	51.3%			51.6%	52.2%
European Markets	1,878	1,811	67	3.7%	5,375	4,992	383	7.7%
Percentage of net product sales	21.7%	21.5%			20.9%	21.1%
Emerging Markets	1,066	997	69	6.9%	3,093	2,655	438	16.5%
Percentage of net product sales	12.3%	11.8%			12.1%	11.2%
Asia Pacific Markets	1,298	1,299	(1)	(0.1)%	3,932	3,648	284	7.8%
Percentage of net product sales	14.9%	15.4%			15.4%	15.5%

Total	$8,669	$8,436	$233	2.8%	$25,605	$23,612	$1,993	8.4%

United States and Canada

Net product sales in the United States and Canada segment for the third quarter of fiscal 2011 increased by 2% compared with the corresponding period of fiscal 2010. Net product sales were flat in the United States and increased by 42% in Canada. Customer market revenue in order of percentage growth consisted of increases in our commercial market, service provider, and enterprise market, partially offset by a decline in our consumer market. Within the enterprise market, net product sales to the public sector declined, primarily due to a decrease in sales to state and local governments and K-12 education, as compared to the prior year period, while sales to the private sector within the enterprise market reflected strong growth. The challenges we have experienced in fiscal 2011, in the public sector market within our enterprise market, and in the cable provider portion of the service provider market may continue over the remainder of fiscal 2011 and into fiscal 2012.

For the first nine months of fiscal 2011, as compared to the first nine months of fiscal 2010, net product sales in the United States and Canada segment increased by 7%. Net product sales increased 5% in the United States and increased 37% in Canada. The increase in net product sales was across most of our customer markets in the United States and Canada segment, led by our commercial market followed by net product sales growth in the enterprise and service provider markets. Net product sales in the consumer market declined. Within the enterprise market net product sales to the public sector increased due to an increase in sales to the U.S. federal government.

European Markets

Net product sales in the European Markets segment during the third quarter of fiscal 2011 increased by 4% compared with the corresponding period of fiscal 2010. In terms of customer market sales growth, we experienced increases in the service provider and commercial markets and declines in the consumer and enterprise markets as compared to the corresponding period in fiscal 2010. Within the sales decline in the enterprise market, the primary contributor was the decline in the public sector market, which reflects measures being taken by our public sector customers in parts of the region to reduce spending. From a country perspective, for the third quarter of fiscal 2011, as compared to the third quarter of fiscal 2010, net product sales increased by approximately 15% in Germany, 14% in France, and 4% in the United Kingdom while net product sales in Italy declined 7%.

For the first nine months of fiscal 2011, as compared to the first nine months of fiscal 2010, net product sales in the European Markets segment increased by 8%. The increase in net product sales in the European Markets segment was across all customer markets and led by increased sales in the service provider, enterprise, and commercial markets. Sales growth to the consumer market also increased for the first nine months of fiscal 2011, as compared to the prior year period.

Emerging Markets

For the third quarter of fiscal 2011, net product sales in the Emerging Markets segment increased 7% compared with the third quarter of fiscal 2010. Customer market sales growth in order of percentage growth consisted of increases in the commercial and service provider markets. These increases were partially offset by sales declines in the consumer and enterprise markets. From a country perspective, net product sales increased by approximately 81% in Russia, 18% in Mexico, and 5% in Brazil.

For the first nine months of fiscal 2011, as compared to the first nine months of fiscal 2010, net product sales in the Emerging Markets segment increased by 16%. The net product sales increase was led by sales growth in the commercial market, followed by sales increases in the enterprise and service provider markets. Net product sales in the consumer market declined for the first nine months of fiscal 2011, as compared to the prior year period.

Asia Pacific Markets

Net product sales were flat in the Asia Pacific Markets segment in the third quarter of fiscal 2011, compared with the corresponding period of fiscal 2010, as strong sales growth in our commercial market was offset by sales declines in the enterprise, service provider, and consumer markets. From a country perspective, net product sales increased approximately 3% in Japan while declining in China and India by 7% and 2%, respectively. Consistent with the second quarter of fiscal 2011, within our enterprise market we again saw some weakness in the public sector, and we expect continued challenges in this customer market.

For the first nine months of fiscal 2011, as compared to the first nine months of fiscal 2010, net product sales in our Asia Pacific Markets segment increased by 8%. The increase was attributable to sales growth in the commercial and enterprise markets. Net product sales in the service provider and consumer markets declined for the first nine months of fiscal 2011, as compared to the prior year period.

Net Product Sales by Groups of Similar Products

In addition to the primary view on a geographic basis, we also evaluate sales of similar products and to specific customer markets for various purposes. Effective at the end of the first quarter of fiscal 2011, we regrouped our presentation of products and technologies formerly grouped as either Advanced Technologies or Other products, with our new product categories New Products and Other. Our New Products category replaces Advanced Technologies and includes some products that had previously been in the category called Other. Our New Products category consists of the following sub-categories: video connected home (networked home, Flip Video cameras and related products, video systems, and cable products), collaboration (unified communications and Cisco TelePresence systems), security, wireless, and data center (application networking services, storage, and Cisco Unified Computing System products). The Other product category consists primarily of optical networking products and emerging technologies.

The following table presents net sales for groups of similar products (in millions, except percentages):

	Three Months Ended				Nine Months Ended
	April 30, 2011	May 1, 2010	Variance in Dollars	Variance in Percent	April 30, 2011	May 1, 2010	Variance in Dollars	Variance in Percent
Net product sales:
Routers	$1,860	$1,741	$119	6.8%	$5,367	$4,965	$402	8.1%
Percentage of net product sales	21.5%	20.6%			21.0%	21.0%
Switches	3,299	3,639	(340)	(9.3)%	9,982	9,871	111	1.1%
Percentage of net product sales	38.1%	43.1%			39.0%	41.8%
New Products	3,262	2,832	430	15.2%	9,568	8,149	1,419	17.4%
Percentage of net product sales	37.6%	33.6%			37.4%	34.5%
Other	248	224	24	10.7%	688	627	61	9.7%
Percentage of net product sales	2.8%	2.7%			2.6%	2.7%

Total	$8,669	$8,436	$233	2.8%	$25,605	$23,612	$1,993	8.4%

Routers

We categorize our routers primarily as high-end, midrange, and low-end routers. The growth in sales of our Routers product category in the third quarter of fiscal 2011, as compared to the third quarter of fiscal 2010, was driven by a 12% or $141 million increase in sales of our high-end routers. Within high-end router products, the increase was driven by sales of the Cisco ASR 5000 products from our acquisition of Starent, and higher sales of the Cisco ASR 9000 and ASR 1000 products. These increases were partially offset by lower sales of our Cisco 12000 Series Routers and Cisco 7600 Series Routers. Our sales of low-end routers decreased by 4% or $11 million while sales of our midrange routers declined by 2% or $7 million for the third quarter of fiscal 2011 compared to the third quarter of fiscal 2010.

For the first nine months of fiscal 2011, as compared to the first nine months of fiscal 2010, growth in sales of our Routers product category was driven by an 11% or $366 million increase in sales of our high-end routers. Within high-end router products, the increase was driven by Cisco ASR 5000 products from our acquisition of Starent, and higher sales of the Cisco ASR 1000 and Cisco ASR 9000 products. These increases were partially offset by lower sales of Cisco 12000 Series Routers, and Cisco 7600 Series Routers. For the first nine months of fiscal 2011, sales of midrange and low-end routers increased by 1% or $9 million and 4% or $34 million, respectively, compared to the first nine months of fiscal 2010.

Switches

The decrease in net product sales in our Switches product category in the third quarter of fiscal 2011 compared with the third quarter of fiscal 2010 was primarily due to continuing transitions taking place in our product portfolio and the impact of increased competitive pressures. This transition environment resulted in lower sales of modular and LAN fixed-configuration switches of approximately 15% or $253 million and 5% or $87 million, respectively, compared with the third quarter of fiscal 2010. The decrease in sales of modular switches was primarily due to decreased sales of Cisco Catalyst 6500 and 4500 Series Switches partially offset by increased sales of Cisco Nexus 7000 Series Switches, as part of the product transition. The decrease in LAN fixed-configuration switches was primarily due to decreased sales of Cisco Catalyst 3560 and 3750 Series Switches, partially offset by increased sales of Cisco Catalyst 2960 Series Switches, and Cisco Nexus 2000 and 5000 Series Switches, also as part of the product transition.

For the first nine months of fiscal 2011 as compared to the first nine months of fiscal 2010, the slight increase in net product sales in our Switches product category was due primarily to higher sales of LAN fixed-configuration switches offsetting lower sales of modular switches. Sales of LAN fixed-configuration switches increased 3% or $150 million while sales of modular switches decreased 1% or $38 million. The increase in LAN fixed-configuration switches was primarily due to increased sales of Cisco Catalyst 2960 Series Switches, and Cisco Nexus 2000 and 5000 Series Switches, partially offset by decreased sales of Cisco Catalyst 3560 and 3750 Series Switches. The decrease in sales of modular switches was primarily due to decreased sales of Cisco Catalyst 6500 Series Switches partially offset by increased sales of Cisco Nexus 7000 and Cisco Catalyst 4500 Series Switches.

New Products

In the third quarter of fiscal 2011 as compared to the third quarter of fiscal 2010, net product sales within our New Products category increased by 15% to $3.3 billion. This increase in net product sales was due to the following:

•

Sales of collaboration products increased by 39% or $294 million, primarily due to the inclusion of Tandberg sales within our Cisco TelePresence systems products following our acquisition of Tandberg, completed at the end of the third quarter of fiscal 2010, and a 6% or $41 million increase in sales of unified communications products.

•

Sales of data center products increased by 31% or $91 million, with sales of Cisco Unified Computing System products growing by over 240% or $124 million due to new customer adoption. Partially offsetting the increase was a 10% or $14 million decline in storage sales and a 15% or $15 million decline in sales of application networking services products.

•	Sales of wireless products increased by 32% or $87 million, which was primarily due to the customer adoption of and migration to the Cisco Unified Wireless Network architecture.

•

Sales of video connected home products (consisting of virtual home and service provider video products) decreased by 5% or $51 million, due to a 33% decline in sales of virtual home products as a result of a 27% or $42 million decline in networked home products and a 46% or $34 million decline in sales of Flip Video cameras. Sales of service provider video products increased 3% or $25 million due to increased sales of cable and cable modem products of 18% or $38 million and 68% or $39 million, respectively, partially offset by lower sales of video systems which decreased by 7% or by $42 million. Sales of other service provider video products declined by $10 million. We continue to experience weakness in our video systems business momentum, specifically as it pertains to cable providers, and in particular traditional cable set-top boxes, in the United States and Canada. We expect that these challenges may continue over several quarters.

•	Sales of security products increased by 2% or $9 million due to increased sales of our web and email security products.

For the first nine months of fiscal 2011, as compared to the first nine months of fiscal 2010, net product sales within our New Products category increased by 17% to $9.6 billion. The increase in net product sales was due to the following:

•

Sales of collaboration products increased by 40% or $865 million, primarily due to the inclusion of Tandberg sales within our Cisco TelePresence systems products following our acquisition of Tandberg, completed at the end of the third quarter of fiscal 2010, and a 3% increase in sales of unified communications products, primarily IP phones and collaborative web-based offerings.

•

Sales of data center products increased by 49% or $386 million, due to a combination of increased sales of Cisco Unified Computing System products and storage sales, partially offset by slightly lower sales of application networking services products.

•	Sales of wireless products increased by 24% or $200 million, which was primarily due to customer adoption of and migration to the Cisco Unified Wireless Network architecture.

•

Sales of video connected home products were flat. Increased sales of service provider video products, as a result of increases in cable and cable modem products of 19% and 54%, respectively, were offset by a sales decline in video systems of 2%. Sales of virtual home products declined due to a decline of 29% in networked home products partially offset by an increase in sales of Flip Video cameras of $11 million.

•

Sales of security products decreased by 3% or $33 million. Our decreased sales of security products were the result of lower sales of module and line cards related to our routers and LAN switches, partially offset by increased sales of our web and email security products.

Other Product Revenue

The increase in other product revenue during the third quarter and first nine months of fiscal 2011 as compared with the corresponding periods in fiscal 2010 was primarily due to increases of 12% and 14%, respectively, in sales of optical networking products.

Net Service Sales by Segment

	Three Months Ended				Nine Months Ended
	April 30, 2011	May 1, 2010	Variance in Dollars	Variance in Percent	April 30, 2011	May 1, 2010	Variance in Dollars	Variance in Percent
Net service sales:
United States and Canada	$1,358	$1,226	$132	10.8%	$4,004	$3,552	$452	12.7%
Percentage of net service sales	61.8%	63.5%			62.4%	63.5%
European Markets	349	323	26	8.0%	982	903	79	8.7%
Percentage of net service sales	15.9%	16.7%			15.3%	16.2%
Emerging Markets	205	143	62	43.4%	581	452	129	28.5%
Percentage of net service sales	9.3%	7.4%			9.1%	8.1%
Asia Pacific Markets	285	240	45	18.8%	851	685	166	24.2%
Percentage of net service sales	13.0%	12.4%			13.2%	12.2%

Total	$2,197	$1,932	$265	13.7%	$6,418	$5,592	$826	14.8%

Net service revenue increased across all of our geographic segments in the third quarter and first nine months of fiscal 2011, as compared to the corresponding periods in fiscal 2010, with the Emerging Markets reporting solid revenue growth due to strong conversion rates.

The increase in total service revenue for the third quarter of fiscal 2011 as compared to fiscal 2010 was due to approximately 12% growth from technical support services as well as an approximately 19% increase in revenue from advanced services, which relates to consulting support services for specific network needs. The increase in total service revenue for the first nine months of fiscal 2011 as compared to the corresponding period in fiscal 2010 was due to 12% growth from technical support services as well as a 23% increase in revenue from advanced services and other.

In the third quarter and first nine months of fiscal 2011, as compared to the corresponding period in fiscal 2010, technical support service revenue increased across all of our geographic segments with strong growth in the Asia Pacific Markets, Emerging Markets, and United States and Canada segments. Renewals and technical support service contract initiations associated with recent product sales have resulted in a new installed base of equipment being serviced, which was the primary driver for these increases. In the third quarter and first nine months of fiscal 2011, as compared to the corresponding period in fiscal 2010, we experienced revenue growth in advanced services across each of our geographic segments with particular strength in our Emerging Markets and Asia Pacific Markets segments, followed by growth in our European Markets, and United States and Canada segments.

Total service revenue growth for both 2011 periods also benefited from incremental revenue from our acquisitions during fiscal 2010 of Tandberg and Starent.

Gross Margin

The following table presents the gross margin for products and services (in millions, except percentages):

	Three Months Ended				Nine Months Ended
	Amount		Percentage		Amount		Percentage
	April 30, 2011	May 1, 2010	April 30, 2011	May 1, 2010	April 30, 2011	May 1, 2010	April 30, 2011	May 1, 2010
Gross margin:
Product	$5,232	$5,426	60.4%	64.3%	$15,537	$15,301	60.7%	64.8%
Service	1,427	1,204	65.0%	62.3%	4,138	3,549	64.5%	63.5%

Total	$6,659	$6,630	61.3%	63.9%	$19,675	$18,850	61.4%	64.5%

Product Gross Margin

The following table summarizes the key factors that contributed to the decrease in product gross margin for the third quarter and first nine months of fiscal 2011:

	PRODUCT GROSS MARGIN PERCENTAGE
	Three Months Ended	Nine Months Ended
Fiscal 2010	64.3%	64.8%
Sales discounts, rebates, and product pricing	(3.0)%	(3.3)%
Mix of products sold	(1.5)%	(1.2)%
Restructuring and other charges	(1.3)%	(0.4)%
Amortization of purchased intangible assets and share-based compensation	(0.4)%	(0.8)%
Shipment volume, net of certain variable costs	0.2%	0.5%
Overall manufacturing costs	2.1%	1.1%

Fiscal 2011	60.4%	60.7%

Three months ended April 30, 2011 compared with three months ended May 1, 2010

Product gross margin for the third quarter of fiscal 2011 decreased by 3.9 percentage points due primarily to the impact of higher sales discounts, rebates and unfavorable product pricing. These factors impacted most of our customer markets and all of our geographic segments.

Additionally, our product gross margin continued to be negatively impacted by the shift in the mix of products sold as a result of revenue declines in our higher margin switching products coupled with revenue increases from our Cisco Unified Computing System products, which have lower gross margins. Our switching gross margins have been under pressure as we transition our products at the high-end of the portfolio. Restructuring charges related to our consumer business added to the decline in product gross margin along with higher amortization of purchased intangible assets.

These negative factors were partially offset by lower overall manufacturing costs and slightly higher shipment volume. The lower overall manufacturing costs were in part due to favorable component pricing, continued operational efficiency in manufacturing operations and value engineering. Additionally, our overall manufacturing costs benefited by approximately 0.8 percentage points due to the collective impact of certain items that we do not expect to recur in future periods, which included the refinement of our estimation related to warranty and positive impacts from certain financing arrangements.

We expect our total gross margin (excluding the effects of restructuring activities) for the fourth quarter of fiscal 2011 to be slightly lower than what we experienced in the third quarter of fiscal 2011. Our future gross margins could be impacted by our product mix and transitions and by our further movement into market adjacencies that have lower gross margins, such as Cisco Unified Computing System products. Our gross margins may also be impacted by the geographic mix of our revenue or by increased sales discounts, rebates, and product pricing, which may be attributable to competitive factors. In recent periods our manufacturing-related costs have been negatively impacted by constraints in our supply chain. If any of the preceding factors that impact our gross margins are adversely affected in future periods, our product and service gross margins could decline.

Nine months ended April 30, 2011 compared with nine months ended May 1, 2010

Product gross margin for the first nine months of fiscal 2011 decreased by 4.1 percentage points primarily due to the impact of higher sales discounts, rebates and unfavorable product pricing. Additionally, our product gross margin was negatively impacted by the shift in the mix of products sold as a result of revenue declines in our higher margin switching products coupled with revenue increases from our Cisco Unified Computing System products. Higher year-over-year impairment charges related to acquisition-related intangibles and restructuring and other charges, both primarily in the consumer business added to the decline in our product gross margin percentage. These negative factors were partially offset by lower overall manufacturing costs and slightly higher shipment volume. The lower overall manufacturing costs were in part due to favorable component pricing, continued operational efficiency in manufacturing operations and value engineering.

Service Gross Margin

Our service gross margin percentage increased by 2.7 percentage points in the third quarter of fiscal 2011 and 1.0 percentage points for the first nine months of fiscal 2011, as compared to the corresponding periods in the prior year. The increases were primarily due to higher sales volume for both fiscal 2011 periods. Partially offsetting the volume increases were unfavorable mix impacts, primarily due to advanced services representing a higher proportion of service revenue in both fiscal 2011 periods relative to the comparable prior year periods. For the third quarter of fiscal 2011, as compared to the third quarter of fiscal 2010, gross margin in technical support services increased, primarily as a result of increased sales volume which more than offset increased support service delivery costs, particularly from outside services. We had an increase in our advanced services gross margin, primarily due to strong volume growth partially offset by higher delivery team costs, which were partially headcount related. Our revenue from advanced services may increase to a higher proportion of total service revenue due to our continued focus on providing comprehensive support to our customers’ networking devices, applications, and infrastructures.

Our service gross margin normally experiences some fluctuations due to various factors such as the timing of contract initiations in our renewals, our strategic investments in headcount, and resources to support the overall service portion of our business. Another factor is the mix of service offerings, as the gross margin from our advanced services is typically lower than the gross margin from technical support services.

The following table presents the gross margin for each segment (in millions, except percentages):

	Three Months Ended				Nine Months Ended
	Amount		Percentage		Amount		Percentage
	April 30, 2011	May 1, 2010	April 30, 2011	May 1, 2010	April 30, 2011	May 1, 2010	April 30, 2011	May 1, 2010
Gross margin:
United States and Canada	$3,683	$3,596	63.7%	64.7%	$10,919	$10,316	63.4%	65.0%
European Markets	1,452	1,440	65.2%	67.5%	4,139	4,008	65.1%	68.0%
Emerging Markets	817	714	64.3%	62.6%	2,287	1,985	62.2%	63.9%
Asia Pacific Markets	989	1,007	62.5%	65.4%	2,999	2,867	62.7%	66.2%

Segment Total	6,941	6,757	63.9%	65.2%	20,344	19,176	63.5%	65.7%
Unallocated corporate items (1)	(282)	(127)			(669)	(326)

Total	$6,659	$6,630	61.3%	63.9%	$19,675	$18,850	61.4%	64.5%

(1)

The unallocated corporate items include the effects of amortization and impairments of acquisition-related intangible assets, share-based compensation expense, and other asset impairments and restructurings. We do not allocate these items to gross margin for each segment because management does not include the information in measuring the performance of the operating segments.

In the third quarter of fiscal 2011, the gross margin percentage across most of our geographic segments declined compared to the third quarter of fiscal 2010, primarily due to higher sales discounts, rebates and unfavorable pricing and unfavorable product mix. Partially offsetting these declines were the impacts from increased shipment volume and lower overall manufacturing costs. For our Emerging

Markets segment, the gross margin percentage in the third quarter of fiscal 2011 increased from the prior year period due to the combination of shipment volume increases, cost savings and positive impacts from our financing business partially offset by impacts from higher sales discounts and unfavorable mix impacts.

For the first nine months of fiscal 2011, as compared to the first nine months of fiscal 2010, the gross margin percentage across all geographic segments declined primarily due to higher sales discounts, rebates and unfavorable pricing and an unfavorable product mix. Partially offsetting these declines were the impacts from increased shipment volume and lower overall manufacturing costs across all geographic segments.

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

Factors That May Impact Net Sales and Gross Margin

Net product sales may continue to be affected by factors including global economic downturns and related market uncertainty, that have resulted in reduced or cautious spending in our global enterprise, service provider, and commercial markets; changes in the geopolitical environment and global economic conditions; competition, including price-focused competitors from Asia, especially from China; new product introductions; sales cycles and product implementation cycles; changes in the mix of our customers between service provider and enterprise markets; changes in the mix of direct sales and indirect sales; variations in sales channels; and final acceptance criteria of the product, system, or solution as specified by the customer. Sales to the service provider market have been and may be in the future characterized by large and sporadic purchases, especially relating to our router sales and sales of certain products within our New Products category. In addition, service provider customers typically have longer implementation cycles; require a broader range of services, including network design services; and often have acceptance provisions that can lead to a delay in revenue recognition. Certain of our customers in the Emerging Markets segment also tend to make large and sporadic purchases, and the net sales related to these transactions may similarly be affected by the timing of revenue recognition. As we focus on new market opportunities, customers may require greater levels of financing arrangements, service, and support, especially in the Emerging Markets segment, which may result in a delay in the timing of revenue recognition. To improve customer satisfaction, we continue to focus on managing our manufacturing lead-time performance, which may result in corresponding reductions in order backlog. A decline in backlog levels could result in more variability and less predictability in our quarter-to-quarter net sales and operating results.

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

Research and Development (R&D), Sales and Marketing, and General and Administrative (G&A) Expenses

R&D, sales and marketing, and G&A expenses are summarized in the following table (in millions, except percentages):

	Three Months Ended				Nine Months Ended
	April 30, 2011	May 1, 2010	Variance in Dollars	Variance in Percent	April 30, 2011	May 1, 2010	Variance in Dollars	Variance in Percent
Research and development	$1,430	$1,411	$19	1.3%	$4,339	$3,882	$457	11.8%
Percentage of net sales	13.2%	13.6%			13.5%	13.3%
Sales and marketing	2,446	2,278	168	7.4%	7,292	6,414	878	13.7%
Percentage of net sales	22.5%	22.0%			22.8%	22.0%
General and administrative	466	479	(13)	(2.7)%	1,376	1,355	21	1.5%
Percentage of net sales	4.3%	4.6%			4.3%	4.6%

Total	$4,342	$4,168	$174	4.2%	$13,007	$11,651	$1,356	11.6%

Percentage of net sales	40.0%	40.2%			40.6%	39.9%

As noted above, since many of our recent headcount-related investments were based on projections of higher revenue than we currently anticipate for the remainder of fiscal 2011, and it will take time for the cost savings from our announced restructuring activities and voluntary early retirement program to take effect, we expect that operating expenses as a percentage of revenue will increase on a year-over-year basis in the fourth quarter of fiscal 2011. The third quarter of fiscal 2011 had 13 weeks, compared with 14 weeks in the third quarter of fiscal 2010: thus our operating results for the third quarter and the first nine months of fiscal 2011 reflect one less week compared with the corresponding periods in fiscal 2010.

We anticipate that our expense reduction actions will reduce our annualized operating expense run rate by approximately $1 billion, with the fourth quarter of fiscal 2011 operating expense as our base. We anticipate achieving this annualized run rate reduction target within fiscal 2012.

R&D Expenses

The increase in R&D expenses for the third quarter and first nine months of fiscal 2011, as compared with the corresponding periods in fiscal 2010, was primarily due to higher headcount-related expenses along with higher depreciation and equipment expenditures. The increase in depreciation expense was partially acquisition related.

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

Sales and Marketing Expenses

Sales and marketing expenses for the third quarter of fiscal 2011 increased compared with the third quarter of fiscal 2010 due to an increase of $172 million in sales expenses partially offset by a decrease of $4 million in marketing expenses. The sales expense increase during the period was primarily due to higher headcount-related expenses. Marketing expenses declined for the third quarter of fiscal 2011, as compared to the third quarter of fiscal 2010, as lower consumer advertising spending offset the impacts of increased headcount-related expenses.

Sales and marketing expenses for the first nine months of fiscal 2011 increased compared with the first nine months of fiscal 2010 due to an increase of $721 million in sales expenses and an increase of $157 million in marketing expenses. Both the sales expense and the marketing expense components of the category increased during the period due to higher headcount-related expenses, followed by higher outside services costs and increased share-based compensation expense. Additionally, the increase in marketing expenses for the first nine months of fiscal 2011, as compared to the first nine months of fiscal 2010 resulted from higher advertisement expenses.

G&A Expenses

G&A expenses for the third quarter of fiscal 2011 decreased compared with the corresponding period of fiscal 2010, primarily due to the impact of the extra week included in the fiscal 2010 period and lower share-based compensation expense in the third quarter of fiscal 2011. Partially offsetting the expense decline were higher headcount-related expenses and increases in discretionary spending.

The increase in G&A expenses in the first nine months of fiscal 2011, as compared with the corresponding period in fiscal 2010, was due to higher headcount-related expenses, higher outside services costs, and increased share-based compensation expense. These increases were partially offset by the absence during the first nine months of fiscal 2011 of certain real estate related-charges and non-income tax-related expenses which were included in the first nine months of fiscal 2010.

Effect of Foreign Currency

In the third quarter of fiscal 2011, foreign currency fluctuations, net of hedging, increased the combined R&D, sales and marketing, and G&A expenses by $22 million, or approximately 0.5%, compared with the third quarter of fiscal 2010. In the first nine months of fiscal 2011, foreign currency fluctuations, net of hedging, decreased the combined R&D, sales and marketing, and G&A expenses by $27 million, or approximately 0.2%, compared with the first nine months of fiscal 2010.

Headcount

Our headcount increased by approximately 475 employees in the third quarter of fiscal 2011 and approximately 2,700 employees in the first nine months of fiscal 2011. The headcount increase for both periods was attributable to targeted hiring in line with our investment in growth initiatives and to a lesser extent, the impact of acquisitions. We expect our headcount to decrease in the near term as part of targeted cost cutting initiatives, which include an announced voluntary early retirement program and restructuring activities, and due to normal attrition.

Share-Based Compensation Expense

The following table summarizes share-based compensation expense (in millions):

	Three Months Ended		Nine Months Ended
	April 30, 2011	May 1, 2010	April 30, 2011	May 1, 2010
Cost of sales—product	$16	$16	$47	$43
Cost of sales—service	44	47	135	121

Share-based compensation expense in cost of sales	60	63	182	164

Research and development	120	129	373	336
Sales and marketing	160	171	491	444
General and administrative	60	71	191	182

Share-based compensation expense in operating expenses	340	371	1,055	962

Total share-based compensation expense	$400	$434	$1,237	$1,126

Share-based compensation expense decreased for the third quarter of fiscal 2011, as compared to the prior year period, while for the first nine months of fiscal 2011 share-based compensation expense increased. The decrease in the third quarter of fiscal 2011 was due to the impact of the extra week in the prior year period. The increase for the first nine months of fiscal 2011 was due primarily to a change in vesting periods from five to four years for awards granted beginning in fiscal 2009, the timing of annual employee grants, and the overall growth in headcount on a year-over-year basis.

Amortization of Purchased Intangible Assets

The following table presents the amortization of purchased intangible assets included in operating expenses (in millions):

	Three Months Ended		Nine Months Ended
	April 30, 2011	May 1, 2010	April 30, 2011	May 1, 2010
Amortization of purchased intangible assets included in operating expenses	$103	$117	$419	$360

The decrease in the amortization of purchased intangible assets included in operating expenses for the third quarter of fiscal 2011, as compared with the corresponding period in fiscal 2010, was due to certain purchased intangible assets having become fully amortized in the past twelve months. For the first nine months of fiscal 2011, as compared to the corresponding prior year period the increase was due to impairment charges included in operating expenses of $92 million in fiscal 2011, partially offset by lower amortization due to certain purchased intangible assets having become fully amortized. The impairment charges were primarily due to declines in estimated fair value as a result of reductions in expected future cash flows associated with certain of our consumer products. For additional information regarding purchased intangibles, see Note 4 to the Consolidated Financial Statements.

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

Restructuring and Other Charges

In the third quarter of fiscal 2011, we incurred restructuring and other charges of approximately $151 million, of which $31 million was recorded to operating expenses with the remainder in cost of sales. These charges were primarily related to the restructuring of our consumer business, including the announced exit from our Flip Video camera product line.

During the third quarter of fiscal 2011, we initiated a program to offer on a voluntary basis early retirement benefits to eligible employees in the United States and Canada. We expect to recognize a pretax charge in the fourth quarter of fiscal 2011 of between $0.5 billion to $1.1 billion in connection with this program, which amounts are expected to be paid in the fourth quarter of fiscal 2011.

At this time we cannot quantify the amount of further restructuring charges that we expect to recognize in future periods, as we are in the process of evaluating these activities.

Interest and Other Income, Net

Interest Income and Interest Expense

A summary of interest income and interest expense is as follows (in millions):

	Three Months Ended		Nine Months Ended
	April 30, 2011	May 1, 2010	April 30, 2011	May 1, 2010
Interest income	$161	$158	$477	$481
Interest expense	(153)	(182)	(480)	(454)

Total	$8	$(24)	$(3)	$27

Interest income in the third quarter of fiscal 2011, as compared to the third quarter of fiscal 2010, was up slightly as higher interest income related to our financing receivables was substantially offset by the effects of lower average interest rates on our cash and fixed income investments portfolio. Interest income for the first nine months of fiscal 2011, as compared to the first nine months of fiscal 2010, declined due to the effects of lower average interest rates on our portfolio of cash and fixed income investments. The decrease in interest expense for the third quarter of fiscal 2011, as compared to the prior year period, was due to the repayment of debt and issuance of new debt at lower average interest rates including the impact of hedging. The increase in interest expense in the first nine months of fiscal 2011, as compared with the corresponding period of fiscal 2010, was due to additional interest expense related to our debt issuance in November 2009.

Other Income, Net

The components of other income, net, are as follows (in millions):

	Three Months Ended		Nine Months Ended
	April 30, 2011	May 1, 2010	April 30, 2011	May 1, 2010
Net gains on investments in publicly traded equity securities	$42	$36	$72	$64
Net gains on investments in fixed income securities	7	35	84	55

Total net gains on available-for-sale investments	49	71	156	119
Net (losses) gains on investments in privately held companies	(18)	(8)	29	28

Net gains on investments	31	63	185	147
Other gains and (losses), net	(19)	19	(42)	(16)

Other income, net	$12	$82	$143	$131

The decrease in total net gains on available-for-sale investments in the third quarter of fiscal 2011 compared with the corresponding period of fiscal 2010 was attributable to lower gains on fixed income securities primarily as a result of market conditions and the timing of sales of these securities. The increase in total net gains on available-for-sale investments in the first nine months of fiscal 2011 compared with the corresponding period of fiscal 2010 was primarily attributable to higher gains on fixed income securities as a result of market conditions and the timing of sales of these securities. See Note 8 to the Consolidated Financial Statements for the unrealized gains and losses on investments.

The increase in net losses on investments in privately held companies for the third quarter of fiscal 2011 compared with the corresponding period of fiscal 2010 was primarily due to higher equity method losses, primarily related to our proportional share of losses related to our VCE joint venture. Impairment charges on investments in privately held companies were $1 million and $3 million for the third quarter of fiscal 2011 and 2010, respectively. For the first nine months of fiscal 2011 as compared to the corresponding period in fiscal 2010, lower impairment charges on investments in privately held companies offset the impact of higher equity method losses. Impairment charges on investments in privately held companies were $6 million and $17 million for the first nine months of fiscal 2011 and 2010, respectively.

The change in other gains and (losses), net for the third quarter and first nine months of fiscal 2011, compared with the corresponding periods of fiscal 2010, was primarily due to lower gains from customer lease terminations in the fiscal 2011 periods compared with the corresponding fiscal 2010 periods.

Provision for Income Taxes

The provision for income taxes resulted in an effective tax rate of 18.0% for the third quarter of fiscal 2011, compared with 8.8% for the third quarter of fiscal 2010. The 9.2 percentage point increase in the effective tax rate was primarily attributable to a nonrecurring tax benefit of $158 million, or 6.6 percentage points, resulting from the affirmation by the U.S. Court of Appeals for the Ninth Circuit of the U.S. Tax Court’s decision in Xilinx, Inc. v. Commissioner, in the third quarter of fiscal 2010. The remaining net 2.6 percentage point increase in the effective tax was largely attributable to a decrease in foreign income taxed at rates lower than the U.S. federal statutory tax rate of 35% partially offset by the retroactive reinstatement of the U.S. federal R&D tax credit in the second quarter of fiscal 2011.

The provision for income taxes resulted in an effective tax rate of 17.3% for the first nine months of fiscal 2011, compared with 16.6% for the first nine months of fiscal 2010. The 0.7 percentage point increase in the effective tax rate was attributable to a nonrecurring tax benefit of $158 million, or 2.3 percentage points, resulting from the affirmation by the U.S. Court of Appeals for the Ninth Circuit of the U.S. Tax Court’s decision in Xilinx, Inc. v. Commissioner, in the third quarter of fiscal 2010, partially offset by the retroactive reinstatement of the U.S. federal R&D tax credit in the second quarter of fiscal 2011.

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

Balance Sheet and Cash Flows

Cash and Cash Equivalents and Investments

The following table summarizes our cash and cash equivalents and investments (in millions):

	April 30, 2011	July 31, 2010	Increase (Decrease)
Cash and cash equivalents	$6,635	$4,581	$2,054
Fixed income securities	35,312	34,029	1,283
Publicly traded equity securities	1,420	1,251	169

Total	$43,367	$39,861	$3,506

The increase in cash and cash equivalents and investments in the first nine months of fiscal 2011 was primarily the result of cash provided by operations of $7.3 billion, proceeds from debt issuance net of repayments of $1.5 billion, and proceeds from common stock issuance of $1.5 billion related to employee stock option exercises and employee stock purchases, partially offset by the repurchase of common stock of $5.6 billion, capital expenditures of $930 million, and cash dividends paid of $329 million.

Our total in cash and cash equivalents and investments held outside of the United States in various foreign subsidiaries was $38.8 billion and $33.2 billion as of April 30, 2011 and July 31, 2010, respectively. The remaining balance held in the United States as of April 30, 2011 and July 31, 2010 was $4.6 billion and $6.7 billion, respectively. Under current tax laws and regulations, if cash and cash equivalents and investments held outside the United States are distributed to the United States in the form of dividends or otherwise, we would be subject to additional U.S. income taxes and foreign withholding taxes.

We maintain an investment portfolio of various holdings, types, and maturities. We classify our investments as short term investments based on their nature and their availability for use in current operations. We believe the overall credit quality of our portfolio is strong, with our cash equivalents and our fixed income portfolio consisting primarily of the highest quality investment-grade securities. We believe that our strong cash and cash equivalents and investments position allows us to use our cash resources for strategic investments to gain access to new technologies, for acquisitions, for customer financing activities, for working capital needs, and for the repurchase of shares of common stock and dividends.

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

Accounts Receivable, Net

The following table summarizes our accounts receivable, net (in millions) and DSO:

	April 30, 2011	July 31, 2010	Increase (Decrease)
Accounts receivable, net	$4,413	$4,929	$(516)
DSO	37	41	(4)

Our accounts receivable, net declined approximately 10% compared with the end of fiscal 2010. Our DSO as of April 30, 2011 was lower by 4 days compared with the total for the fourth quarter of fiscal 2010. The decline in DSO was a reflection of strong cash collections, and the overall improvement in both product and service billing linearity in the third quarter of fiscal 2011 as compared to the fourth quarter of fiscal 2010.

Inventories and Purchase Commitments with Contract Manufacturers and Suppliers

The following table summarizes our inventories and purchase commitments with contract manufacturers and suppliers (in millions, except annualized inventory turns):

	April 30, 2011	July 31, 2010	Increase (Decrease)
Inventories	$1,442	$1,327	$115
Annualized inventory turns	11.1	12.6	(1.5)
Purchase commitments with contract manufacturers and suppliers	$4,257	$4,319	$(62)

The decrease in our purchase commitments with contract manufacturers and suppliers reflects improvement and stabilization in lead times and the mitigation of many of the constraints at our component suppliers that we experienced in fiscal 2010. Partially offsetting the decrease was an increase of approximately $300 million, related to the earthquake in Japan and resulting industry wide component supply constraints, as we made commitments to secure our near-term supply needs. While we may experience longer than normal lead times in the future, our lead times to customers improved on nearly all of our products during the first nine months of fiscal 2011 and as of the end of the third quarter of fiscal 2011 were within a normal range for nearly all of our products.

In the third quarter of fiscal 2011 we announced a restructuring of our consumer business and as a result we lowered inventory levels for our consumer products. We also lowered inventory in certain parts of our cable settop business. Overall, our inventories have decreased from the levels we experienced in the first half of fiscal 2011. Our finished goods consist of distributor inventory and deferred cost of sales and manufactured finished goods. Distributor inventory and deferred cost of sales are related to unrecognized revenue on shipments to distributors and retail partners as well as shipments to customers. Manufactured finished goods consist primarily of build-to-order and build-to-stock products. Service-related spares consist of reusable equipment related to our technical support and warranty activities. All inventories are accounted for at the lower of cost or market. Inventory is written down based on excess and obsolete inventories determined primarily by future demand forecasts. Inventory write-downs are measured as the difference between the cost of the inventory and market, based upon assumptions about future demand, and are charged to the provision for inventory, which is a component of our cost of sales.

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

Financing Receivables and Guarantees

We measure our net balance sheet exposure position related to our financing receivables and financing guarantees by reducing the total of gross financing receivables and financing guarantees by the associated allowances for credit loss and deferred revenue. As of April 30, 2011, our net balance sheet exposure position related to financing receivables and financing guarantees was as follows (in millions):

	April 30, 2011
	FINANCING RECEIVABLES				FINANCING GUARANTEES			TOTAL
	Lease Receivables	Loan Receivables	Financed Service Contracts & Other	Total	Channel Partner	End-User Customers	Total
Gross amount less unearned income	$2,648	$1,373	$2,495	$6,516	$314	$276	$590	$7,106
Allowances for credit loss	(236)	(111)	(25)	(372)	—	—	—	(372)
Deferred revenue	(119)	(297)	(1,996)	(2,412)	(216)	(244)	$(460)	(2,872)

Net balance sheet exposure	$2,293	$965	$474	$3,732	$98	$32	$130	$3,862

Financing Receivables Gross financing receivables increased by 25% compared with the end of fiscal 2010, driven by a 41% increase in gross financed service contracts, a 21% increase in gross lease receivables, and a 10% increase in gross loan receivables. We provide financing to certain end-user customers and channel partners to enable sales of our products, services, and networking solutions. These financing arrangements include leases, financed service contracts, and loans. Arrangements related to leases are generally collateralized by a security interest in the underlying assets. Lease receivables include sales-type and direct-financing leases. We also provide certain qualified customers financing for long-term service contracts, which primarily relate to technical support services. Our loan financing arrangements may include not only financing the acquisition of our products and services but also providing additional funds for other costs associated with network installation and integration of our products and services. We expect to continue to expand the use of our financing programs in the near term.

Financing Guarantees In the normal course of business, third parties may provide financing arrangements to our customers and channel partners under financing programs. The financing arrangements to customers provided by third parties are related to leases and loans and typically have terms of up to three years. In some cases, we provide guarantees to third parties for these lease and loan arrangements. The financing arrangements to channel partners consist of revolving short-term financing provided by third parties, generally with payment terms ranging from 60 to 90 days. In certain instances, these financing arrangements result in a transfer of our receivables to the third party. The receivables are derecognized upon transfer, as these transfers qualify as true sales, and we receive payments for the receivables from the third party based on our standard payment terms. These financing arrangements facilitate the working capital requirements of the channel partners and, in some cases, we guarantee a portion of these arrangements. We could be called upon to make payments under these guarantees in the event of nonpayment by the channel partners or end-user customers. Historically, our payments under such arrangements have been immaterial. Where we provide a guarantee, we defer the revenue associated with the channel partner and end-user financing arrangement in accordance with revenue recognition policies, or we record a liability for the fair value of the guarantees. In either case, the deferred revenue is recognized as revenue when the guarantee is removed. During the first nine months of fiscal 2011, the level of guarantees required by our financing partners decreased, resulting in lower deferred revenue associated with our financing guarantees.

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

Borrowings

Senior Notes The following table summarizes the principal amount of our senior notes (in millions):

	April 30, 2011	July 31, 2010	Increase (Decrease)
Senior notes:
Floating-rate notes, due 2014	$1,250	$—	$1,250
5.25% fixed-rate notes, due 2011	—	3,000	(3,000)
2.90% fixed-rate notes, due 2014	500	500	—
1.625% fixed-rate notes, due 2014	2,000	—	2,000
5.50% fixed-rate notes, due 2016	3,000	3,000	—
3.15% fixed-rate notes, due 2017	750	—	750
4.95% fixed-rate notes, due 2019	2,000	2,000	—
4.45% fixed-rate notes, due 2020	2,500	2,500	—
5.90% fixed-rate notes, due 2039	2,000	2,000	—
5.50% fixed-rate notes, due 2040	2,000	2,000	—

Total	$16,000	$15,000	$1,000

Interest is payable semiannually on each class of the senior fixed-rate notes, each of which is redeemable by us at any time, subject to a make-whole premium. We were in compliance with all debt covenants as of April 30, 2011.

In March 2011, we issued $1.25 billion of senior floating interest rate notes due 2014, $2.0 billion of 1.625% fixed-rate senior notes due 2014, and $750 million of 3.15% fixed-rate senior notes due 2017, for an aggregate principal amount of $4.0 billion. To achieve our interest rate risk management objectives, we entered into interest rate swaps with an aggregate notional amount of $2.75 billion designated as fair value hedges of the senior fixed-rate notes included in the March 2011 debt issuance. In effect, these interest rate swaps convert the fixed interest rates of the fixed-rate senior notes to floating interest rates based on LIBOR. The gains and losses related to the changes in the fair value of the interest rate swaps substantially offset changes, attributable to market interest rates, in the fair value of the hedged portion of the underlying debt.

In addition, in February 2011 we repaid $3.0 billion of fixed-rate senior notes upon their maturity.

Commercial Paper In the third quarter of fiscal 2011 we established a short-term debt financing program of up to $3.0 billion through the issuance of commercial paper notes. As of April 30, 2011, we had commercial paper notes of $513 million outstanding under this program.

Other Notes and Borrowings Other notes and borrowings include notes and credit facilities with a number of financial institutions that are available to certain of our foreign subsidiaries. The amount of borrowings outstanding under these arrangements was $68 million and $59 million as of April 30, 2011 and July 31, 2010, respectively.

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

We may also, upon the agreement of either the then-existing lenders or additional lenders not currently parties to the agreement, increase the commitments under the credit facility by up to an additional $1.9 billion and/or extend the expiration date of the credit facility up to August 15, 2014. As of April 30, 2011, we were in compliance with the required interest coverage ratio and the other covenants, and we had not borrowed any funds under the credit facility.

Deferred Revenue

The following table presents the breakdown of deferred revenue (in millions):

	April 30, 2011	July 31, 2010	Increase (Decrease)
Service	$8,010	$7,428	$582
Product	3,689	3,655	34

Total	$11,699	$11,083	$616

Reported as:
Current	$7,771	$7,664	$107
Noncurrent	3,928	3,419	509

Total	$11,699	$11,083	$616

The increase in deferred service revenue reflects the impact of new contract initiations, partially offset by the ongoing amortization of deferred service revenue. The increase in deferred product revenue was primarily due to an increase in shipments not having met revenue recognition criteria, partially offset by the timing of cash receipts related to unrecognized revenue from two-tier distributors and lower deferred revenue related to our financing arrangements.

Operating Leases

We lease office space in several U.S. locations. Outside the United States, larger leased sites are located in Australia, Belgium, China, Germany, India, Israel, Italy, Japan, Norway, and the United Kingdom. We also lease equipment and vehicles. The future minimum lease payments under all our noncancelable operating leases with an initial term in excess of one year as of April 30, 2011 were $1.3 billion.

Other Commitments

In connection with our business combinations and asset purchases, we have agreed to pay certain additional amounts contingent upon the achievement of certain agreed-upon technology, development, product, or other milestones or upon continued employment with us of certain employees of acquired entities.

During the third quarter of fiscal 2011, we initiated a program to offer, on a voluntary basis, early retirement benefits to eligible employees in the United States and Canada. We expect to take a pretax charge in the fourth quarter of fiscal 2011 of between $0.5 billion to $1.1 billion in connection with this program, which amounts are expected to be paid in the fourth quarter of fiscal 2011.

We also have certain funding commitments primarily related to our investments in privately-held companies and venture funds, some of which are based on the achievement of certain agreed-upon milestones, and some of which are required to be funded on demand. The funding commitments were $204 million as of April 30, 2011, compared with $279 million as of July 31, 2010.

Off-Balance Sheet Arrangements

We consider our investments in unconsolidated variable interest entities to be off-balance sheet arrangements. In the ordinary course of business, we have investments in privately held companies and provide financing to certain customers. These privately held companies and customers may be considered to be variable interest entities. We evaluate on an ongoing basis our investments in these privately held companies and customer financings and have determined that as of April 30, 2011 there were no material unconsolidated variable interest entities.

In fiscal 2010, Cisco and EMC, together with VMware, formed the Virtual Computing Environment coalition and invested in Acadia Enterprises LLC (“Acadia”), a joint venture with EMC in which VMware and Intel also invested. During fiscal 2011, the Virtual Computing Environment coalition and Acadia were combined into a single entity and renamed The Virtual Computing Environment Company (“VCE”). As of April 30, 2011, our cumulative investment in the combined VCE entity was approximately $100 million and we owned approximately 35% of the outstanding equity. We account for our investment in VCE under the equity method, and accordingly our carrying value in VCE has been reduced by $40 million, which reflects our cumulative share of VCE’s losses. Over the next 12 months, as VCE scales its operations, we expect that we will make additional investments in VCE and may incur additional losses, in proportion to our ownership percentage.

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

Securities Lending

We periodically engage in securities lending activities with certain of our available-for-sale investments. These transactions, with a daily balance averaging less than 25% of our total available-for-sale investments portfolio, are accounted for as a secured lending of the securities, and the securities are typically loaned only on an overnight basis. We require collateral equal to at least 102% of the fair market value of the loaned security and that the collateral be in the form of cash or liquid, high-quality assets. We engage in these secured lending transactions only with highly creditworthy counterparties, and the associated portfolio custodian has agreed to indemnify us against any collateral losses. As of April 30, 2011 and July 31, 2010, we had no outstanding securities lending transactions. We believe these arrangements do not present a material impact or risk to our liquidity requirements. We did not experience any losses in connection with the secured lending of securities during the periods presented.

Stock Repurchase Program and Dividends

In September 2001, our Board of Directors authorized a stock repurchase program. As of April 30, 2011, our Board of Directors had authorized an aggregate repurchase of up to $82 billion of common stock under this program and the remaining authorized repurchase amount was $11.7 billion with no termination date. The stock repurchase activity under the stock repurchase program, reported based on the trade date, during the first nine months of fiscal 2011 is summarized as follows (in millions, except per-share amounts):

Nine Months Ended April 30, 2011	Shares Repurchased	Weighted- Average Price per Share	Amount Repurchased
Cumulative balance at July 31, 2010	3,127	$20.78	$64,982
Repurchase of common stock under the stock repurchase program	256	20.66	5,291

Cumulative balance at April 30, 2011	3,383	$20.77	$70,273

We declared a quarterly dividend of $0.06 per share on March 17, 2011, which represented a divided payment of $329 million and was subsequently paid on April 20, 2011 to shareholders of record as of the close of business on March 31, 2011. Any future dividends will be subject to the approval of our Board of Directors.

Liquidity and Capital Resource Requirements

Based on past performance and current expectations, we believe our cash and cash equivalents, investments, cash generated from operations and ability to access capital markets and committed credit lines will satisfy our liquidity requirements including the following: working capital needs, capital expenditures, investment requirements, stock repurchases, cash dividends, contractual obligations, commitments, principal payments on debt, future customer financings, and other liquidity requirements associated with our operations through at least the next 12 months. There are no other transactions, arrangements, or other relationships with unconsolidated entities or other persons that are reasonably likely to materially affect liquidity, the availability, and our requirements for capital resources.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Our financial position is exposed to a variety of risks including interest rate risk, equity price risk, and foreign currency exchange risk.

Interest Rate Risk

Fixed Income Securities

We maintain an investment portfolio of various holdings, types, and maturities. Our primary objective for holding fixed income securities is to achieve an appropriate investment return consistent with preserving principal and managing risk. At any time, a sharp rise in market interest rates could have a material adverse impact on the fair value of our fixed income investment portfolio. Conversely, declines in interest rates, including the impact from lower credit spreads, could have a material adverse impact on interest income for our investment portfolio. We may utilize derivative instruments designated as hedging instruments to achieve our investment objectives. We had no outstanding hedging instruments for our fixed income securities as of April 30, 2011. Our fixed income instruments are held for purposes other than trading. Our fixed income instruments are not leveraged as of April 30, 2011. See Note 8 to the Consolidated Financial Statements. We monitor our interest rate and credit risks, including our credit exposures to specific rating categories and to individual issuers. We believe the overall credit quality of our portfolio is strong.

Debt

As of April 30, 2011, we had $16.0 billion in principal amount of senior notes outstanding, which consisted of $1.25 billion floating-rate notes, and $14.75 billion fixed-rate notes. The carrying amount of the senior notes was $16.2 billion and the related fair value was $17.0 billion, which fair value is based on market prices. As of April 30, 2011, a hypothetical 50 basis point (“BPS”) increase or decrease in market interest rates would change the fair value of the fixed-rate debt, excluding the $4.25 billion of hedged debt, by a decrease and increase of $0.5 billion, respectively. However, this hypothetical change in interest rates would not impact the interest expense on the fixed-rate debt which is not hedged.

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

Publicly Traded Equity Securities

The following tables present the hypothetical fair values of publicly traded equity securities as a result of selected potential decreases and increases in the price of each equity security in the portfolio, excluding hedged equity securities, if any. Potential fluctuations in the price of each equity security in the portfolio of plus or minus 10%, 20%, and 30% were selected based on potential near-term changes in those security prices. The hypothetical fair values as of April 30, 2011 and July 31, 2010 are as follows (in millions):

	VALUATION OF SECURITIES GIVEN AN X% DECREASE IN EACH STOCK’S PRICE			FAIR VALUE AS OF APRIL 30, 2011	VALUATION OF SECURITIES GIVEN AN X% INCREASE IN EACH STOCK’S PRICE
	(30%)	(20%)	(10%)		10%	20%	30%
Publicly traded equity securities	$994	$1,136	$1,278	$1,420	$1,562	$1,704	$1,846

	VALUATION OF SECURITIES GIVEN AN X% DECREASE IN EACH STOCK’S PRICE			FAIR VALUE AS OF JULY 31, 2010	VALUATION OF SECURITIES GIVEN AN X% INCREASE IN EACH STOCK’S PRICE
	(30%)	(20%)	(10%)		10%	20%	30%
Publicly traded equity securities	$876	$1,001	$1,126	$1,251	$1,376	$1,501	$1,626

There were no impairment charges on our investments in publicly traded equity securities in the first nine months of fiscal 2011 and the first nine months of fiscal 2010.

Investments in Privately Held Companies

We have also invested in privately held companies. These investments are recorded in other assets in our Consolidated Balance Sheets and are accounted for using either the cost or the equity method. As of April 30, 2011, the total carrying amount of our investments in privately held companies was $837 million, compared with $756 million at July 31, 2010. Some of the privately held companies in which we invested are in the startup or development stages. These investments are inherently risky because the markets for the technologies or products these companies are developing are typically in the early stages and may never materialize. We could lose our entire investment in these companies. Our evaluation of investments in privately held companies is based on the fundamentals of the businesses, including, among other factors, the nature of their technologies and potential for financial return. Our impairment charges on investments in privately held companies were $1 million and $3 million for the third quarters of fiscal 2011 and 2010, respectively, and were $6 million and $17 million during the first nine months of fiscal 2011 and 2010, respectively.

Foreign Currency Exchange Risk

Our foreign exchange forward and option contracts are summarized as follows (in millions):

	April 30, 2011		July 31, 2010
	Notional Amount	Fair Value	Notional Amount	Fair Value
Forward contracts:
Purchased	$2,842	$15	$3,368	$26
Sold	$677	$(8)	$878	$(7)
Option contracts:
Purchased	$1,008	$93	$1,582	$56
Sold	$1,064	$(14)	$1,507	$(6)

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

Approximately 70% of our operating expenses are U.S.-dollar denominated. Foreign currency fluctuations, net of hedging, decreased our operating expenses, categorized as research and development, sales and marketing, and general and administrative, by approximately 0.2% in the first nine months of fiscal 2011 compared with the corresponding period of fiscal 2010. To reduce variability in operating expenses and service cost of sales caused by non-U.S.-dollar denominated operating expenses and costs, we hedge certain foreign currency forecasted transactions with currency options and forward contracts. These hedging programs are not designed to provide foreign currency protection over long time horizons. In designing a specific hedging approach, we consider several factors, including offsetting exposures, significance of exposures, costs associated with entering into a particular hedge instrument, and potential effectiveness of the hedge. The gains and losses on foreign exchange contracts mitigate the effect of currency movements on our operating expenses and service cost of sales.

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

Changes in internal control over financial reporting. There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our third quarter of fiscal 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The asserted claims by Brazilian federal tax authorities are for calendar years 2003 through 2007 and the asserted claims by the tax authorities from the state of Sao Paulo, are for calendar years 2005 through 2007. The total asserted claims by Brazilian state and federal tax authorities aggregated to approximately $515 million for the alleged evasion of import taxes, approximately $650 million for interest, and approximately $2.4 billion for various penalties, all determined using an exchange rate as of April 30, 2011. We have completed a thorough review of the matter and believe the asserted tax claims against us are without merit, and we intend to defend the claims vigorously. While we believe there is no legal basis for our alleged liability, due to the complexities and uncertainty surrounding the judicial process in Brazil and the nature of the claims asserting joint liability with the importer, we are unable to determine the likelihood of an unfavorable outcome against us and are unable to reasonably estimate a range of loss, if any. We do not expect a final judicial determination for several years.

On March 31, 2011, a purported shareholder class action lawsuit was filed in the United States District Court for the Northern District of California against Cisco and certain of its officers and directors. A second lawsuit with substantially similar allegations was filed with the same court on April 12, 2011 against Cisco and certain of its officers and directors. The lawsuits are purportedly brought on behalf of those who purchased Cisco’s publicly traded securities between May 12, 2010 and February 9, 2011, and between February 3, 2010 and February 9, 2011, respectively. Plaintiffs allege that defendants made false and misleading statements during quarterly earnings calls, purport to assert claims for violations of the federal securities laws, and seek unspecified compensatory damages and other relief. We believe the claims are without merit and intend to defend the actions vigorously. While we believe there is no legal basis for liability, due to the uncertainty surrounding the litigation process, we are unable to reasonably estimate a range of loss, if any, at this time.

Beginning in April 2011, purported shareholder derivative lawsuits were filed in both the United States District Court for the Northern District of California and the California Superior Court for the County of Santa Clara against our Board of Directors and several of our officers for allowing management to make allegedly false statements during earnings calls. Our management of the stock repurchase program is also alleged to have breached a fiduciary duty. The complaints include claims for violation of the federal securities laws, breach of fiduciary duty, aiding and abetting breaches of fiduciary duty, waste of corporate assets, unjust enrichment, and violations of the California Corporations Code. The complaint seeks compensatory damages, disgorgement, and other relief.

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

•	How well we execute on our strategy and operating plans and the impact of changes in our business model that could result in significant restructuring charges

•	Our ability to achieve targeted cost reductions

•	Benefits anticipated from our investments in engineering, sales and manufacturing activities

•	Changes in tax laws or regulations or accounting rules

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

WE HAVE BEEN INVESTING IN COMPANY PRIORITIES AND MARKET ADJACENCIES, AND IF THE RETURN ON THESE INVESTMENTS IS LOWER OR DEVELOPS MORE SLOWLY THAN WE EXPECT, OUR OPERATING RESULTS MAY BE HARMED

We have been realigning and are dedicating resources to focus on certain company priorities, such as leadership in our core routing, switching and services, including security and mobility solutions; collaboration; data center virtualization and cloud; video; and architectures for business transformation. However, the return on our investments in such priorities and market adjacencies may be lower, or may develop more slowly, than we expect. If we do not achieve the benefits anticipated from these investments (including if our selection of areas for investment does not play out as we expect), or if the achievement of these benefits is delayed, our operating results may be adversely affected.

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

Inventory management remains an area of focus. We experienced longer than normal lead times on several of our products in fiscal 2010. This was attributable in part to increasing demand driven by the improvement in our overall markets, and similar to what has happened in the industry, the longer than normal lead time extensions also stemmed from supplier constraints based upon their labor and other actions taken during the global economic downturn. We continue to see challenges at some of our component suppliers. Additionally, the earthquake and tsunami in Japan during the third quarter of fiscal 2011 resulted in industry wide component supply constraints. Longer manufacturing lead times in the past have caused some customers to place the same order multiple times within our various sales channels and to cancel the duplicative orders upon receipt of the product, or to place orders with other vendors with shorter manufacturing lead times. Such multiple ordering (along with other factors) or risk of order cancellation may cause difficulty in predicting our sales and, as a result, could impair our ability to manage parts inventory effectively. In addition, our efforts to improve manufacturing lead-time performance may result in corresponding reductions in order backlog. A decline in backlog levels could result in more variability and less predictability in our quarter-to- quarter net sales and operating results. In addition, when facing component supply-related challenges, we have increased our efforts in procuring components in order to meet customer expectations which in turn contribute to an increase in purchase commitments. Increases in our purchase commitments to shorten lead times could also lead to excess and obsolete inventory charges if the demand for our products is less than our expectations.

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

Sales to the service provider market have been characterized by large and sporadic purchases, especially relating to our router sales and sales of certain products in our New Products category, in addition to longer sales cycles. In the past, we have experienced significant weakness in sales to service providers over certain extended periods of time as market conditions have fluctuated. Sales activity in this industry depends upon the stage of completion of expanding network infrastructures; the availability of funding; and the extent to which service providers are affected by regulatory, economic, and business conditions in the country of operations. Weakness in orders from this industry, including as a result of any slowdown in capital expenditures by service providers (which may be more prevalent during a global economic downturn or periods of economic uncertainty), could have a material adverse effect on our business, operating results, and financial condition. For example, during fiscal 2009, we experienced a slowdown in service provider capital expenditures globally, and in the first nine months of fiscal 2011 we experienced a slowdown in certain segments of this market, including in capital expenditures by some service provider customers and in sales of our traditional cable set-top boxes in our United States and Canada segment. Such slowdowns may continue or recur in future periods. Orders from this industry could decline for many reasons other than the competitiveness of our products and services within their respective markets. For example, in the past, many of our service provider customers have been materially and adversely affected by slowdowns in the general economy, by overcapacity, by changes in the service provider market, by regulatory developments, and by constraints on capital availability, resulting in business failures and substantial reductions in spending and expansion plans. These conditions have materially harmed our business and operating results in the past, and some of these or other conditions in the service provider market could affect our business and operating results in any future period. Finally, service provider customers typically have longer implementation cycles; require a broader range of services, including design services; demand that vendors take on a larger share of risks; often require acceptance provisions, which can lead to a delay in revenue recognition; and expect financing from vendors. All these factors can add further risk to business conducted with service providers.

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

THE MARKETS IN WHICH WE COMPETE ARE INTENSELY COMPETITIVE, WHICH COULD ADVERSELY AFFECT OUR ACHIEVEMENT OF REVENUE GROWTH

The markets in which we compete are characterized by rapid change, converging technologies, and a migration to networking and communications solutions that offer relative advantages. These market factors represent a competitive threat to us. We compete with numerous vendors in each product category. The overall number of our competitors providing niche product solutions may increase. Also, the identity and composition of competitors may change as we increase our activity in markets for our New Products and in company priorities and market adjacencies. As we continue to expand globally, we may see new competition in different geographic regions. In particular, we have experienced price-focused competition from competitors in Asia, especially from China, and we anticipate this will continue. Our competitors include Alcatel-Lucent; Arista Networks, Inc.; ARRIS Group, Inc.; Aruba Networks, Inc.; Avaya Inc.; Brocade Communications Systems, Inc.; Check Point Software Technologies Ltd.; Citrix Systems, Inc.; D-Link Corporation; LM Ericsson Telephone Company; Extreme Networks, Inc.; F5 Networks, Inc.; Force10 Networks, Inc.; Fortinet, Inc.; Hewlett-Packard Company; Huawei Technologies Co., Ltd.; International Business Machines Corporation; Juniper Networks, Inc.; LogMeIn, Inc.; Meru Networks, Inc.; Microsoft Corporation; Motorola Mobility Holdings, Inc.; Motorola Solutions, Inc.; NETGEAR, Inc.; Polycom, Inc.; Riverbed Technology, Inc.; and Symantec Corporation; among others.

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

A reduction or interruption in supply; a significant increase in the price of one or more components; a failure to adequately authorize procurement of inventory by our contract manufacturers; a failure to appropriately cancel, reschedule, or adjust our requirements based on our business needs; or a decrease in demand for our products could materially adversely affect our business, operating results, and financial condition and could materially damage customer relationships. Furthermore, as a result of binding price or purchase commitments with suppliers, we may be obligated to purchase components at prices that are higher than those available in the current market. In the event that we become committed to purchase components at prices in excess of the current market price when the components are actually used, our gross margins could decrease. We experienced longer than normal lead times on several of our products in fiscal 2010 and we continue to see challenges at some of our component suppliers. Additionally, the earthquake and tsunami in Japan resulted in industry wide component supply constraints. Although we have generally secured additional supply or taken other mitigation actions, if the conditions resulting from the Japan situation worsen, these conditions could have a material adverse effect on our business, results of operations, and financial condition. See the risk factor above entitled “Our revenue for a particular period is difficult to predict, and a shortfall in revenue may harm our operating results.”

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

Manufacturing capacity and component supply constraints could continue to be significant issues for us. We purchase components from a variety of suppliers and use several contract manufacturers to provide manufacturing services for our products. During the normal course of business, in order to improve manufacturing lead-time performance and to help ensure adequate component supply, we enter into agreements with contract manufacturers and suppliers that either allow them to procure inventory based upon criteria as defined by us or that establish the parameters defining our requirements. In certain instances, these agreements allow us the option to cancel, reschedule, and adjust our requirements based on our business needs prior to firm orders being placed. When facing component supply-related challenges, we have increased our efforts in procuring components in order to meet customer expectations which in turn contribute to an increase in purchase commitments. For example, the earthquake in Japan during the third quarter of fiscal 2011 resulted in industry wide component supply constraints, and approximately $300 million of our purchase commitment increase was attributable to us securing supply components as we made commitments to secure our near term supply needs. Increases in our purchase commitments to shorten lead times could also lead to excess and obsolete inventory charges if the demand for our products is less than our expectations. If we fail to anticipate customer demand properly, an oversupply of parts could result in excess or obsolete components that could adversely affect our gross margins. For additional information regarding our purchase commitments with contract manufacturers and suppliers, see Note 12 to the Consolidated Financial Statements contained in this report.

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

The markets for our products are characterized by rapidly changing technology, evolving industry standards, new product introductions, and evolving methods of building and operating networks. Our operating results depend on our ability to develop and introduce new products into existing and emerging markets and to reduce the production costs of existing products. We believe the industry is evolving to enable personal and business process collaboration enabled by networked Web 2.0, the technologies that enable user collaboration, as part of the second major phase of the Internet. As such, many of our strategic initiatives and investments are aimed at meeting the requirements that a network capable of multiple-party, collaborative interaction would demand, and the investments we have made and our architectural approach are designed to enable networked Web 2.0 and the increased use of the network as the platform for all forms of communications and IT. In fiscal 2009 we launched our Cisco Unified Computing System, our next-generation enterprise data center platform architected to unite computing, network, storage access, and virtualization resources in a single system, which is designed to address the fundamental transformation occurring in the enterprise data center. Cisco Unified Computing System is one of several company priorities on which we are focusing resources.

The process of developing new technology is complex and uncertain, and if we fail to accurately predict customers’ changing needs and emerging technological trends our business could be harmed. We must commit significant resources, including the investments we have been making in company priorities and market adjacencies, to developing new products before knowing whether our investments will result in products the market will accept. In particular, if our model of the evolution of networking to collaborative systems does not emerge as we believe it will, or if the industry does not evolve as we believe it will, or if our strategy for addressing this evolution is not successful, many of our strategic initiatives and investments may be of no or limited value. Furthermore, we may not execute successfully on that vision because of errors in product planning or timing, technical hurdles that we fail to overcome in a timely fashion, or a lack of appropriate resources. This could result in competitors providing those solutions before we do and loss of market share, net sales, and earnings. The success of new products depends on several factors, including proper new product definition, component costs, timely completion and introduction of these products, differentiation of new products from those of our competitors, and market acceptance of these products. There can be no assurance that we will successfully identify new product opportunities, develop and bring new products to market in a timely manner, or achieve market acceptance of our products or that products and technologies developed by others will not render our products or technologies obsolete or noncompetitive. The products and technologies in our New Products category and that we identify as “emerging technologies” may not prove to have the market success we anticipate, and we may not successfully identify and invest in other emerging or new products.

CHANGES IN INDUSTRY STRUCTURE AND MARKET CONDITIONS COULD LEAD TO CHARGES RELATED TO DISCONTINUANCES OF CERTAIN OF OUR PRODUCTS OR BUSINESSES AND ASSET IMPAIRMENTS

In response to changes in industry and market conditions, we may be required to strategically realign our resources and consider restructuring, disposing of, or otherwise exiting businesses. Any decision to limit investment in or dispose of or otherwise exit businesses may result in the recording of special charges, such as inventory and technology-related write-offs, workforce reduction costs, charges relating to consolidation of excess facilities, or claims from third parties who were resellers or users of discontinued products. Our estimates with respect to the useful life or ultimate recoverability of our carrying basis of assets, including purchased intangible assets, could change as a result of such assessments and decisions. Although in certain instances, our supply agreements allow us the option to cancel, reschedule, and adjust our requirements based on our business needs prior to firm orders being placed, our loss contingencies may include liabilities for contracts that we cannot cancel with contract manufacturers and suppliers. Further, our estimates relating to the liabilities for excess facilities are affected by changes in real estate market conditions. Additionally, we are required to perform goodwill impairment tests on an annual basis and between annual tests in certain circumstances, and future goodwill impairment tests may result in a charge to earnings.

In the third quarter of fiscal 2011 we announced restructuring activities designed to lower our operating costs and to simplify our operating model and concentrate our focus on selected company priorities. In the near term we have incurred and will continue to incur significant restructuring charges as a result of these activities. The changes to our business model may be disruptive, and the revised model that we adopt may not be more efficient or effective than the aspects of our business model that are being revised. Our restructuring activities, including any related charges and related headcount reduction could have a material adverse effect on our business, operating results, and financial condition.

OVER THE LONG TERM WE INTEND TO INVEST IN ENGINEERING, SALES, SERVICE, MARKETING AND MANUFACTURING ACTIVITIES, AND THESE INVESTMENTS MAY ACHIEVE DELAYED, OR LOWER THAN EXPECTED BENEFITS WHICH COULD HARM OUR OPERATING RESULTS

While we intend to focus on managing our costs and expenses, over the long term, we also intend to invest in personnel and other resources related to our engineering, sales, service, marketing and manufacturing functions as we focus on our company priorities, such as leadership in our core routing, switching and services, including security and mobility solutions; collaboration; data center virtualization and cloud; video; and architectures for business transformation. We are likely to recognize the costs associated with these investments earlier than some of the anticipated benefits, and the return on these investments may be lower, or may develop more slowly, than we expect. If we do not achieve the benefits anticipated from these investments, or if the achievement of these benefits is delayed, our operating results may be adversely affected.

OUR BUSINESS SUBSTANTIALLY DEPENDS UPON THE CONTINUED GROWTH OF THE INTERNET AND INTERNET-BASED SYSTEMS

A substantial portion of our business and revenue depends on growth and evolution of the Internet, including the continued development of networked Web 2.0 as part of the second major phase of the Internet, and on the deployment of our products by customers who depend on such continued growth and evolution. To the extent that an economic slowdown or economic uncertainty and related reduction in capital spending adversely affect spending on Internet infrastructure we could experience material harm to our business, operating results, and financial condition.

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

ENTRANCE INTO NEW OR DEVELOPING MARKETS EXPOSES US TO ADDITIONAL COMPETITION AND WILL LIKELY INCREASE DEMANDS ON OUR SERVICE AND SUPPORT OPERATIONS

As we focus on new market opportunities—for example, storage; wireless; security; transporting data, voice, and video traffic across the same network; and other areas within our New Products category, emerging technologies, company priorities and market adjacencies—we will increasingly compete with large telecommunications equipment suppliers as well as startup companies. Several of our competitors may have greater resources, including technical and engineering resources, than we do. Additionally, as customers in these markets complete infrastructure deployments, they may require greater levels of service, support, and financing than we have provided in the past, especially in the Emerging Markets segment. Demand for these types of service, support, or financing contracts may increase in the future. There can be no assurance that we can provide products, service, support, and financing to effectively compete for these market opportunities.

Further, provision of greater levels of services, support and financing by us may result in a delay in the timing of revenue recognition. In addition, entry into other markets, such as our entry into the consumer market, has subjected and will subject us to additional risks, particularly to those markets, including the effects of general market conditions and reduced consumer confidence.

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

ADVERSE RESOLUTION OF LITIGATION OR GOVERNMENTAL INVESTIGATIONS MAY HARM OUR OPERATING RESULTS OR FINANCIAL CONDITION

We are a party to lawsuits in the normal course of our business. Litigation can be expensive, lengthy, and disruptive to normal business operations. Moreover, the results of complex legal proceedings are difficult to predict. For example, Brazilian authorities have investigated our Brazilian subsidiary and certain of our current and former employees, as well as a Brazilian importer of our products, and its affiliates and employees, relating to alleged evasion of import taxes and alleged improper transactions involving the subsidiary and the importer. Brazilian tax authorities have assessed claims against our Brazilian subsidiary based on a theory of joint liability with the Brazilian importer for import taxes and related penalties. The asserted claims by Brazilian federal tax authorities are for calendar years 2003 through 2007 and the related asserted claims by the tax authorities from the state of Sao Paulo, are for calendar years 2005 through 2007. The total asserted claims by Brazilian state and federal tax authorities aggregated to approximately $515 million for the alleged evasion of import taxes, approximately $650 million for interest, and approximately $2.4 billion for various penalties, all determined using an exchange rate as of April 30, 2011. We have completed a thorough review of the matter and believe the asserted tax claims against us are without merit, and we intend to defend the claims vigorously. While we believe there is no legal basis for our alleged liability, due to the complexities and uncertainty surrounding the judicial process in Brazil and the nature of the claims asserting joint liability with the importer, we are unable to determine the likelihood of an unfavorable outcome against us and are unable to reasonably estimate a range of loss, if any. An unfavorable resolution of lawsuits or governmental investigations could have a material adverse effect on our business, operating results, or financial condition. For additional information regarding certain of the matters in which we are involved, see Item 1, “Legal Proceedings,” contained in Part II of this report.

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

OUR BUSINESS AND OPERATIONS ARE ESPECIALLY SUBJECT TO THE RISKS OF EARTHQUAKES, FLOODS, AND OTHER NATURAL CATASTROPHIC EVENTS

Our corporate headquarters, including certain of our research and development operations are located in the Silicon Valley area of Northern California, a region known for seismic activity. Additionally, a certain number of our facilities are located near rivers that have experienced flooding in the past. Also certain of our suppliers and logistics centers are located in regions that have or may be affected by recent earthquake and tsunami activity which has and could continue to disrupt the flow of components and delivery of products. A significant natural disaster, such as an earthquake, a hurricane, volcano, or a flood, could have a material adverse impact on our business, operating results, and financial condition.

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

THERE CAN BE NO ASSURANCE THAT OUR OPERATING RESULTS AND FINANCIAL CONDITION WILL NOT BE ADVERSELY AFFECTED BY OUR INCURRENCE OF DEBT

We have senior unsecured notes outstanding in an aggregate principal amount of $16.0 billion that mature at specific dates in 2014, 2016, 2017, 2019, 2020, 2039 and 2040. We have also established a commercial paper program under which we may issue short-term, unsecured commercial paper notes on a private placement basis up to a maximum aggregate amount outstanding at any time of $3 billion, and had commercial paper notes outstanding in an aggregate principal amount of $513 million as of April 30, 2011. The outstanding senior unsecured notes bear fixed-rate interest payable semiannually, except $1.25 billion of the notes which bears interest at a floating rate payable quarterly. The fair value of the long-term debt is subject to market interest rate volatility. The instruments governing the senior unsecured notes contain certain covenants applicable to us and our subsidiaries that may adversely affect our ability to incur certain liens or engage in certain types of sale and leaseback transactions. In addition, we will be required to have available in the United States sufficient cash to repay all of our notes on maturity. There can be no assurance that our incurrence of this debt or any future debt will be a better means of providing liquidity to us than would our use of our existing cash resources, including cash currently held offshore. Further, we cannot be assured that our maintenance of this indebtedness or incurrence of future indebtedness will not adversely affect our operating results or financial condition. In addition, changes by any rating agency to our credit rating can negatively impact the value and liquidity of both our debt and equity securities, as well as the terms upon which we may borrow under our commercial paper program.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a) None.

(b) None.

(c) Issuer Purchases of Equity Securities (in millions, except per-share amounts)

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (2)
January 30, 2011 to February 26, 2011	34	$18.64	34	$12,089
February 27, 2011 to March 26, 2011	21	$17.96	20	$11,727
March 27, 2011 to April 30, 2011	—	$—	—	$11,727

Total	55	$18.38	54

(1)	Includes approximately 0.8 million shares repurchased to satisfy tax withholding obligations that arose on the vesting of shares of restricted stock and restricted stock units.
(2)

On September 13, 2001, we announced that our Board of Directors had authorized a stock repurchase program. As of April 30, 2011, our Board of Directors had authorized an aggregate repurchase of up to $82 billion of common stock under this program with no termination date. During the third quarter of fiscal 2011, we repurchased and retired 54 million shares of our common stock under this program at a weighted-average price of $18.39 per share for an aggregate purchase price of $1.0 billion. As of April 30, 2011, we had repurchased and retired 3.4 billion shares of our common stock at a weighted-average price of $20.77 per share for an aggregate purchase price of $70.3 billion since inception of the stock repurchase program, and the remaining authorized amount for stock repurchases under this program was $11.7 billion with no termination date.

Item 3.	Defaults Upon Senior Securities

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

The following documents are filed as Exhibits to this report:

4.1	Indenture, dated March 16, 2011, between the Company and The Bank of New York Mellon Trust Company, N.A., as Trustee (incorporated by reference to Exhibit 4.1 of Form 8-K (File No. 000-18225) filed March 16, 2011).

4.2	Forms of Global Note for the Company’s Floating Rate Notes due 2014, 1.625% Senior Notes due 2014 and 3.150% Senior Notes due 2017 (contained in Exhibit 4.1).

10.1	Form of Commercial Paper Dealer Agreement for $3,000,000,000 Commercial Paper Program (incorporated by reference to Exhibit 10.1 of Form 10-Q (File No. 000-18225) filed February 23, 2011).

10.2	Commercial Paper Issuing and Paying Agent Agreement dated January 31, 2011 between the Registrant and Bank of America, N.A. (incorporated by reference to Exhibit 10.2 of Form 10-Q (File No. 000-18225) filed February 23, 2011).

10.3	Underwriting Agreement, dated March 9, 2011, among the Company and Goldman, Sachs & Co., J.P. Morgan Securities LLC and Merill Lynch, Pierce, Fenner & Smith Incorporated, as representatives of the several underwriters named therein (incorporated by reference to Exhibit 1.1 of Form 8-K (File No. 000-18225) filed March 15, 2011).

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32.1	Section 1350 Certification of Principal Executive Officer

32.2	Section 1350 Certification of Principal Financial Officer

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	XBRL (Extensible Business Reporting Language) information is furnished and not filed herewith, is not a part of a registration statement or Prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Cisco Systems, Inc.

Date: May 25, 2011	By	/s/ Frank A. Calderoni
Frank A. Calderoni Executive Vice President and Chief Financial Officer (Principal Financial Officer and duly authorized signatory)

EXHIBIT INDEX

4.1	Indenture, dated March 16, 2011, between the Company and The Bank of New York Mellon Trust Company, N.A., as Trustee (incorporated by reference to Exhibit 4.1 of Form 8-K (File No. 000-18225) filed March 16, 2011).

4.2	Forms of Global Note for the Company’s Floating Rate Notes due 2014, 1.625% Senior Notes due 2014 and 3.150% Senior Notes due 2017 (contained in Exhibit 4.1).

10.1	Form of Commercial Paper Dealer Agreement for $3,000,000,000 Commercial Paper Program (incorporated by reference to Exhibit 10.1 of Form 10-Q (File No. 000-18225) filed February 23, 2011).

10.2	Commercial Paper Issuing and Paying Agent Agreement dated January 31, 2011 between the Registrant and Bank of America, N.A. (incorporated by reference to Exhibit 10.2 of Form 10-Q (File No. 000-18225) filed February 23, 2011).

10.3	Underwriting Agreement, dated March 9, 2011, among the Company and Goldman, Sachs & Co., J.P. Morgan Securities LLC and Merill Lynch, Pierce, Fenner & Smith Incorporated, as representatives of the several underwriters named therein (incorporated by reference to Exhibit 1.1 of Form 8-K (File No. 000-18225) filed March 15, 2011).

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32.1	Section 1350 Certification of Principal Executive Officer

32.2	Section 1350 Certification of Principal Financial Officer

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	XBRL (Extensible Business Reporting Language) information is furnished and not filed herewith, is not a part of a registration statement or Prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.