Form 10-K
period 2011-07-30
CISCO SYSTEMS INC
filed 2011-09-14
CIK 858877

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 30, 2011

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

Aggregate market value of registrant’s common stock held by non-affiliates of the registrant, based upon the closing price of a share of the registrant’s common stock on January 28, 2011 as reported by the NASDAQ Global Select Market on that date: $115,714,190,905

Number of shares of the registrant’s common stock outstanding as of September 8, 2011: 5,382,854,827

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement relating to the registrant’s 2011 Annual Meeting of Shareholders, to be held on December 7, 2011, are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated.

PART I

This Annual Report on Form 10-K, including the “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements regarding future events and our future results that are subject to the safe harbors created under the Securities Act of 1933 (the “Securities Act”) and the Securities Exchange Act of 1934 (the “Exchange Act”). All statements other than statements of historical facts are statements that could be deemed forward-looking statements. These statements are based on current expectations, estimates, forecasts, and projections about the industries in which we operate and the beliefs and assumptions of our management. Words such as “expects,” “anticipates,” “targets,” “goals,” “projects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “continues,” “endeavors,” “strives,” “may,” variations of such words, and similar expressions are intended to identify such forward-looking statements. In addition, any statements that refer to projections of our future financial performance, our anticipated growth and trends in our businesses, and other characterizations of future events or circumstances are forward-looking statements. Readers are cautioned that these forward-looking statements are only predictions and are subject to risks, uncertainties, and assumptions that are difficult to predict, including those identified below, under “Item 1A. Risk Factors,” and elsewhere herein. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. We undertake no obligation to revise or update any forward-looking statements for any reason.

PART I

Item 1.	Business

General

We design, manufacture, and sell Internet Protocol (IP)-based networking and other products related to the communications and information technology (IT) industry and provide services associated with these products and their use. We provide a broad line of products for transporting data, voice, and video within buildings, across campuses, and around the world. Our products are designed to transform how people connect, communicate, and collaborate. Our products are installed at enterprise businesses, public institutions, telecommunications companies and other service providers, commercial businesses, and personal residences.

We conduct our business globally and are managed geographically in four segments: United States and Canada, European Markets, Emerging Markets, and Asia Pacific Markets. The Emerging Markets segment consists of Eastern Europe, Latin America, the Middle East and Africa, and Russia and the Commonwealth of Independent States. For revenue and other information regarding these segments, see Note 16 to the Consolidated Financial Statements. As we strive for faster decision making with greater accountability and alignment to support our emerging countries and our five foundational priorities as discussed below, beginning in fiscal 2012, we will organize into the following three geographic segments: The Americas; Europe, Middle East, and Africa (“EMEA”); and Asia Pacific, Japan, and China (“APJC”).

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

Products and Services

As part of our business focus on the network as the platform for all forms of communications and IT, our products and services are designed to help our customers use technology to address their business imperatives and opportunities—improving productivity and user experience, reducing costs, and gaining a competitive advantage—and to help them connect more effectively with their key stakeholders, including their customers, prospects, business partners, suppliers, and employees. We deliver networking products and solutions designed to simplify and secure customers’ network infrastructures. We also deliver products and solutions that leverage the network to most effectively address market transitions and customer requirements—including in recent periods, virtualization, cloud, collaboration, and video. We believe that integrating multiple network services into and across our products helps our customers reduce their operational complexity, increase their agility and reduce their total cost of network ownership. Our product offerings fall into the following categories: our core technologies, Routing and Switching; New Products; and Other Products. In addition to our product offerings, we provide a broad range of service offerings, including technical support services and advanced services. Our customer base spans virtually all types of public and private agencies and businesses, comprising enterprise businesses, service providers, commercial customers, and consumers.

Our products are used individually or as integrated offerings to connect personal and business computing devices to networks or computer networks with each other—whether they are within a building, across a campus, or around the world. Our breadth of product and service offerings across multiple technology segments enables us to offer a wide range of products and services to meet customer-specific requirements. We also provide products and services that allow customers to transition their various networks to a single multi-service data, voice, and video network, thereby enabling economies of scale.

Network architectures, built on core routing and switching technologies, are evolving to accommodate the demands of increasing numbers of users, network applications and new network-related markets. These new markets are a natural extension of our core business and have emerged as the network has become the platform for provisioning, integrating and delivering an ever-increasing array of IT-based products and services.

We announced a plan in May 2011, which we began implementing in fiscal 2011 and expect to complete in fiscal 2012, to realign our sales, services and engineering organizations in order to simplify our operating model and focus on our five foundational priorities:

•	Leadership in our core business (routing, switching, and associated services) which includes comprehensive security and mobility solutions

•	Collaboration

•	Data center virtualization and cloud

•	Video

•	Architectures for business transformation

We believe that focusing on these priorities will best position us to continue to expand our share of our customers’ information technology spending.

We are currently undergoing product transitions in our core business and introducing next-generation products with higher price performance and architectural advantages compared to both our prior generation of products and the product offerings of our competitors. We believe that many of these product transitions are gaining momentum based on the strong year-over-year product revenue growth across these next-generation product families. We believe that our strategy and our ability to innovate and execute may enable us to improve our relative competitive position in many of our product areas even in uncertain or difficult business conditions and, therefore, may continue to provide us with long-term growth opportunities. However, we believe that these newly introduced products may continue to negatively impact product gross margins, which we are currently striving to address through various initiatives including value engineering, effective supply chain management, and delivering greater customer value through offers that include hardware, software, and services.

We continue to seek to capitalize on market transitions. Market transitions on which we are primarily focused include those related to the increased role of virtualization/the cloud, video, collaboration, networked mobility technologies and the transition from Internet Protocol Version 4 to Internet Protocol Version 6. For example, a market in which a significant market transition is under way is the enterprise data center market, where a transition to virtualization / the cloud is rapidly evolving. There is a continued growing awareness that intelligent networks are becoming the platform for productivity improvement and global competitiveness. We believe that disruption in the enterprise data center market is accelerating, due to changing technology trends such as the increasing adoption of virtualization, the rise in scalable processing, and the advent of cloud computing and cloud-based IT resource deployments and business models. These key terms are defined as follows:

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

The competitive landscape in the enterprise data center market is changing. Very large, well-financed, and aggressive competitors are each bringing their own new class of products to address this new market. We expect this competitive market trend to continue. With respect to this market, we believe the network will be the intersection of innovation through an open ecosystem and standards. We expect to see acquisitions, further industry consolidation, and new alliances among companies as they seek to serve the enterprise data center market. As we enter this next market phase, we expect that we will strengthen certain strategic alliances, compete more with certain strategic alliances and partners, and perhaps also encounter new competitors in our attempt to deliver the best solutions for our customers.

Other market transitions on which we are focusing particular attention include those related to the increased role of video, collaboration, and networked mobility technologies. The key market transitions relative to the convergence of video, collaboration, and networked mobility technologies, which we believe will drive productivity and growth in network loads, appear to be evolving even more quickly and more significantly than we had previously anticipated. Cisco TelePresence systems are one example of product offerings that have incorporated video, collaboration, and networked mobility technologies, as customers evolve their communications and business models. We are focused on simplifying and expanding the creation, distribution, and use of end-to-end video solutions for businesses and consumers.

We believe that the architectural approach that has served us well in the past in addressing market opportunities in the communications and IT industry will be adaptable to other markets. An example of a market where we aim to apply this approach is mobility, where growth of IP traffic on handheld devices is driving the need for more robust architectures, equipment and services in order to accommodate not only an increasing number of worldwide mobile device users, but also increased user demand for broadband-quality business network and consumer web applications to be delivered on such devices.

For a discussion of the risks associated with our strategy, see “Item 1A. Risk Factors,” including the risk factor entitled “We depend upon the development of new products and enhancements to existing products, and if we fail to predict and respond to emerging technological trends and customers’ changing needs, our operating results and market share may suffer.” For information regarding sales of our major products and services, see Note 16 to the Consolidated Financial Statements.

Our current offerings fall into several categories:

Routing

Routing technology is fundamental to the Internet, and this technology interconnects public and private IP networks for mobile, data, voice, and video applications. Our routing products are designed to enhance the intelligence, security, reliability, scalability, and level of performance in the transmission of information and media-rich applications. We offer a broad range of routers, from core network infrastructure and mobile Internet network for service providers and enterprises to access routers for branch offices and for telecommuters and consumers at home. Key products within our routing category are the Cisco 800, 1900, 2900, and 3900 Series Integrated Services Routers as well as the Cisco Aggregation Services Routers (ASR) 1000, 5000 and 9000 Series; Cisco 7600 and 12000 Series Routers; and the Cisco Carrier Routing System (CRS), CRS-1 and CRS-3.

During fiscal 2011, we introduced enhancements to the ASR 9000 System, which complement the Cisco CRS-3 located in the core of the next-generation Internet. We believe these new enhancements will help enable compelling new experiences for consumers, new revenue opportunities for service providers, and new ways to collaborate in the workplace.

Switching

Switching is another integral networking technology used in campuses, branch offices, and data centers. Switches are used within buildings in local-area networks (LANs) and across great distances in wide-area networks (WANs). Our switching products offer many forms of connectivity to end users, workstations, IP phones, access points, and servers, and also function as aggregators on LANs and WANs. Our switching systems employ several widely used technologies, including Ethernet, Power over Ethernet, Fibre Channel over Ethernet (FCoE), Packet over Synchronous Optical Network, and Multiprotocol Label Switching. Many of our switches are designed to support an integrated set of advanced services, allowing organizations to be more efficient by using one switch for multiple networking functions rather than multiple switches to accomplish the same functions. Cisco offers a comprehensive family of Ethernet switching solutions from fixed-configuration to cover a range of deployments in small and medium-sized businesses, to modular switches for enterprises and service providers. Our fixed-configuration switches are designed to provide a foundation for converged data, voice, and video services. They range from small, standalone switches to stackable models that function as a single, scalable switching unit. Modular switches offer flexibility for enterprises, which due to large-scale network demands often need to deploy numerous, concurrent intelligent networking services without degrading overall performance. Key products within our switching category are the Cisco Catalyst 2960, 3560, 3750, 4500, 4900, and 6500 Series; the Nexus 1000V, 3000, 4000, 5000 and 7000 Series switches; and Cisco Nexus 2000 Series Fabric Extenders.

During fiscal 2011, we continued to enhance our fixed configuration and modular switches to deliver key network services that are designed to work with Cisco routing, security, and wireless products to enable video collaboration, enterprise-wide energy management, and policy-based security. In fiscal 2011, we also continued to expand on the Cisco Catalyst 4500 processor module by adding a new supervisor engine and features such as Universal Power over Ethernet to power new applications such as thin clients. This supervisor engine is designed to achieve borderless network access and price-performance aggregation deployments providing increased fiber density along with hardware capabilities to support aggregation functionalities. In addition, we introduced capabilities in the Nexus 7000 for scale and convergence such as FabricPath and Director-class FCoE. Additionally, we completely refreshed our flagship Catalyst 6500 platform, tripling the performance, quadrupling the scalability, and adding new services to the platform.

New Products

Video Connected Home

Our end-to-end, digital video distribution systems and digital interactive set-top boxes enable service providers and content originators to deliver entertainment, information, and communication services to consumers and businesses around the world. These systems consist of products and platforms deployed in network operation centers, headends, core and edge access networks, and outside plant environments, as well as in homes and businesses. Our range of set-top box product offerings includes both standard IP capable models and radio frequency models that can securely distribute content, as well as more advanced models with digital video recording options and whole home video capabilities for delivering standard definition and high definition video. We also provide cable modems, residential gateways, femtocell access points, and other products deployed in homes and businesses

Our home networking strategy aligns with Cisco’s broader vision to enable consumers to live a connected life that is more personal, social, and visual. Our products connect different devices in the household, allowing people to share Internet access, printers, storage, video, music, movies, and games throughout the home. Products include routers, adapters, gateways, switches, modems, home network management software, and other products that are designed to provide both tech-savvy and mass-market consumers with rich in-home experiences. These products are sold through select retailers, value-added resellers, online retailers, and service providers worldwide.

Collaboration

Cisco’s Collaboration portfolio integrates voice, video, data and mobile applications on fixed and mobile networks across a wide range of devices and endpoints—from mobile phones and tablets to desktops, Macs and laptops to desktop virtualization clients. Specific solutions include IP phones, mobile applications, customer care, web conferencing, messaging, enterprise social software and Cisco TelePresence Systems. These solutions are available as software and web-based collaborative offerings, standalone devices, integrated components in Cisco routers and switches, and as hosted services in the cloud. Cisco’s strategy is to offer an open, interoperable architecture that enables customers to deliver a consistent collaboration experience regardless of device, content, location, or interaction style. These capabilities are critical capabilities in today’s era, which requires a collaborative workspace that is mobile, social, visual and virtual.

During fiscal 2011, Cisco introduced several new Collaboration solutions including: Cisco Quad, an enterprise social software platform; Cisco Social Miner, a social media solution for proactive customer care; Cisco TelePresence EX90 and MX200 systems designed to easily extend TelePresence to more desktops, offices and meeting spaces; Cisco Jabber, an enterprise application for presence, instant messaging, web conferencing, desktop sharing, voice and video on mobile devices, laptops and applications; Cisco WebEx for web-based collaboration with presentations, applications, documents, integrated audio and high quality video on tablets and desktops; and new desktop virtualization endpoints for thin client Collaboration applications.

Security

Cisco security solutions deliver network and content security systems that are designed to enable highly secure collaboration. Our products in this category span firewall, intrusion prevention, remote access, virtual private networks (VPN), unified client, web and email security and network security. Our AnyConnect Secure Mobility Client enables users to access networks with their mobile device of choice, such as laptops and smartphone-based mobile devices while allowing organizations to manage the security risks of borderless networks. Our cloud-based web security service is designed to provide real-time threat protection and to prevent zero-day malware from reaching corporate networks, including roaming or mobile users. We focus on a proactive, layered approach to counter both existing and emerging security threats. We provide security solutions that are designed to be integrated, timely, comprehensive, and effective, helping to ensure holistic security for organizations worldwide. In addition, Cisco security systems include network and application policy solutions for identity services used in data centers and collaboration services as a series of network access control and entitlement solutions. A key product line within our security product category is the Cisco ASA 5500 Series Adaptive Security Appliances line.

Wireless

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

Data Center

Cisco Unified Computing System (UCS) and Server Virtualization form the core of Cisco’s Data Center products. The UCS platform unites computing, network, storage access, and virtualization into a cohesive system. Key products within our UCS platform are Cisco UCS B-Series Blade Servers and Cisco UCS C-Series Rack-Mount Servers supported by fabric interconnects which include our lossless FCoE interconnect switch that consolidates input/output within the system, server chassis, fabric extenders, and network adapters.

Cisco Application Networking Services consist of a broad portfolio of application networking solutions designed to enable secure, high performance, reliable delivery of applications within data centers and across WANs to remote and branch office users. Our solutions are designed to help facilitate the deployment and delivery of business applications across an entire organization by using technology to accelerate, maximize availability of, and secure both application traffic and computing resources. A key product within our application networking services category is Cisco Wide Area Application Services (WAAS), a comprehensive WAN optimization solution that is enabled for SaaS-based applications and the Integrated Service Router G2’s Services Ready Engine.

We provide storage area networking (SAN) products for data center environments designed to deliver multilayer, scalable, and highly secure connectivity between servers and storage systems, including products such as storage arrays and tape drives. These products incorporate intelligent network features, such as advanced network security, traffic management, server virtualization, SAN consolidation and pay-as-you-grow flexibility to permit users to scale from an entry-level departmental switch to edge connectivity in enterprise SANs, and also incorporate tools that are designed to help make storing, retrieving, and protecting critical data across widely distributed environments more efficient. The Cisco MDS 9000 Series of configurable Fiber Channel fabric switches is currently the key product line within our storage area networking product category.

Other Products

Our Other Products category primarily consists of optical networking products, emerging technologies such as physical security and video surveillance, and digital media systems.

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

Service Providers

Service providers offer data, voice, video, and mobile/wireless services to businesses, governments, utilities, and consumers worldwide. They include regional, national, and international wireline carriers, as well as Internet, cable, and wireless providers. We also group media, broadcast, and content-providers within our service provider market, as the lines in the telecommunications industry continue to blur between traditional network-based services and content-based and application-based services. Service providers use a variety of our routing and switching, optical, security, video, connected home, mobility, and network management products, systems and services for their own networks. In addition, many service providers use Cisco data center, virtualization, and collaboration technologies to offer managed or Internet-based services to their business customers. These technologies include Cisco Unified Communications and call center products and applications, Cisco WebEx collaboration tools, and Cisco TelePresence systems products, as well as other video and security products and systems that can be incorporated into network-attached data centers. Compared with other customers, service providers are more likely to require network design, deployment, and support services because of the scale and complexity of their networks, which requirements are addressed, we believe, by our architectural approach.

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

Consumer

Our consumer customers are individuals who use the network at home, or while away from home, for personal use to enjoy a broad range of entertainment, communications, and information experiences. Cisco’s primary strategy for serving the consumer market is through its service provider customers, and to a lesser extent through major consumer channels, including through both traditional and online retailers, through our website, and through value added resellers.

Sales Overview

As of the end of fiscal 2011, our worldwide sales and marketing department consisted of approximately 25,898 employees, including managers, sales representatives, and technical support personnel. We have field sales offices in approximately 95 countries, and we sell our products and services both directly and through a variety of channels with support from our salesforce. A substantial portion of our products and services is sold through our channel partners, and the remainder is sold through direct sales. Our channel partners include systems integrators, service providers, other resellers, distributors, and retail partners.

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

We provide financing arrangements, such as leases, financed service contracts, and loans, for certain qualified customers to build, maintain, and upgrade their networks. We believe customer financing is a competitive factor in obtaining business, particularly in serving customers involved in significant infrastructure projects. Leases include sales-type, direct financing, and operating leases. We also provide certain qualified customers with the option of financing long-term service contracts, which primarily relate to technical support services and typically range from one to three years. Our loan financing arrangements may include not only financing for the acquisition of our products and services, but also may provide additional funds for other costs associated with network installation and integration of our products and services. For additional information regarding these financing arrangements, see Note 7 to the Consolidated Financial Statements.

Product Backlog

Our product backlog at July 30, 2011, the last day of our 2011 fiscal year, was approximately $4.3 billion, compared with product backlog of approximately $4.1 billion at July 31, 2010, the last day of our 2010 fiscal year. The product backlog includes orders confirmed for products scheduled to be shipped within 90 days to customers with approved credit status. Because of the generally short cycle between order and shipment and occasional customer changes in delivery schedules or cancellation of orders (which are made without significant penalty), we do not believe that our product backlog, as of any particular date, is necessarily indicative of actual net product sales for any future period.

Acquisitions, Investments, and Alliances

The markets in which we compete require a wide variety of technologies, products, and capabilities. The combination of technological complexity and rapid change within our markets makes it difficult for a single company to develop all of the technological solutions that it desires to offer within its family of products and services. We work to broaden the range of products and services we deliver to customers in target markets through acquisitions, investments, and alliances. We employ the following strategies to address the need for new or enhanced networking and communications products and services:

•	Developing new technologies and products internally

•	Acquiring all or parts of other companies

•	Entering into joint-development efforts with other companies

•	Reselling other companies’ products

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

Strategic Alliances

We pursue strategic alliances with other companies in areas where collaboration can produce industry advancement and acceleration of new markets. The objectives and goals of a strategic alliance can include one or more of the following: technology exchange, product development, joint sales and marketing, or new-market creation. Currently, we have strategic alliances with Accenture Ltd; AT&T Inc.; Cap Gemini S.A.; Citrix Systems, Inc.; EMC Corporation; Fujitsu Limited; Intel Corporation; International Business Machines Corporation; Italtel SpA; Johnson Controls Inc.; Microsoft Corporation; NetApp, Inc.; Nokia Corporation; Nokia Siemens Networks; Oracle Corporation; SAP AG; Sprint Nextel Corporation; Tata Consultancy Services Ltd.; VMware, Inc.; Wipro Limited; Xerox Corporation; and others. Companies with which we have strategic alliances in some areas may be competitors in other areas. The risks associated with our strategic alliances are more fully discussed in “Item 1A. Risk Factors,” including the risk factor entitled “If we do not successfully manage our strategic alliances, we may not realize the expected benefits from such alliances and we may experience increased competition or delays in product development.”

Competition

We compete in the networking and communications equipment markets, providing products and services for transporting data, voice, and video traffic across intranets, extranets, and the Internet. These markets are characterized by rapid change, converging technologies, and a migration to networking and communications solutions that offer relative advantages. These market factors represent both an opportunity and a competitive threat to us. We compete with numerous vendors in each product category. The overall number of our competitors providing niche product solutions may increase. Also, the identity and composition of competitors may change as we increase our activity in our New Products markets. As we continue to expand globally, we may see new competition in different geographic regions. In particular, we have experienced price-focused competition from competitors in Asia, especially from China, and we anticipate this will continue.

Our competitors include Alcatel-Lucent; Arista Networks, Inc.; ARRIS Group, Inc.; Aruba Networks, Inc.; Avaya Inc.; Brocade Communications Systems, Inc.; Check Point Software Technologies Ltd.; Citrix Systems, Inc.; Dell Inc.; D-Link Corporation; LM Ericsson Telephone Company; Extreme Networks, Inc.; F5 Networks, Inc.; Fortinet, Inc.; Hewlett-Packard Company; Huawei Technologies Co., Ltd.; International Business Machines Corporation; Juniper Networks, Inc.; LogMeIn, Inc.; Meru Networks, Inc.; Microsoft Corporation; Motorola Mobility Holdings, Inc.; Motorola Solutions, Inc.; NETGEAR, Inc.; Polycom, Inc.; Riverbed Technology, Inc.; and Symantec Corporation; among others.

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

Research and Development

We regularly seek to introduce new products and features to address the requirements of our markets. We allocate our research and development budget among routers, switches, new products, and other product technologies for this purpose. Our research and development expenditures were $5.8 billion, $5.3 billion, and $5.2 billion in fiscal 2011, 2010, and 2009, respectively. These expenditures are applied generally to all product areas, with specific areas of focus being identified from time to time. Recent areas of focus are tied to our foundational priorities and include, but are not limited to, our core routing and switching products, Cisco TelePresence systems products, and the Cisco Unified Computing System. Our expenditures for research and development costs were expensed as incurred.

The industry in which we compete is subject to rapid technological developments, evolving standards, changes in customer requirements, and new product introductions and enhancements. As a result, our success depends in part upon our ability, on a cost-effective and timely basis, to continue to enhance our existing products and to develop and introduce new products that improve performance and reduce total cost of ownership. To achieve these objectives, our management and engineering personnel work with customers to identify and respond to customer needs, as well as with other innovators of internetworking products, including universities, laboratories, and corporations. We also expect to continue to make acquisitions and investments, where appropriate, to provide us with access to new technologies. We intend to continue developing products that meet key industry standards and to support important protocol standards as they emerge, such as IP version 6. Nonetheless, there can be no assurance that we will be able to successfully develop products to address new customer requirements and technological changes, or that those products will achieve market acceptance.

Manufacturing

We rely on contract manufacturers for substantially all of our manufacturing needs. We presently use a variety of independent third-party companies to provide services related to printed-circuit board assembly, in-circuit test, product repair, and product assembly. Proprietary software on electronically programmable memory chips is used to configure products that meet customer requirements and to maintain quality control and security. The manufacturing process enables us to configure the hardware and software in unique combinations to meet a wide variety of individual customer requirements. The manufacturing process uses automated testing equipment and burn-in procedures, as well as comprehensive inspection, testing, and statistical process controls, which are designed to help ensure the quality and reliability of our products. The manufacturing processes and procedures are generally certified to International Organization for Standardization (ISO) 9001 or ISO 9003 standards.

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

Although we employ an outsourced manufacturing strategy, as of July 30, 2011 we operated manufacturing facilities in Juarez, Mexico for the manufacture of set-top boxes. We have entered into an agreement to sell these manufacturing operations to a contract manufacturer, consistent with our strategic objective of simplifying our operating model. The transaction is expected to be completed in fiscal 2012.

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

Employees

As of July 30, 2011, we employed approximately 71,825 employees, including approximately 18,368 in service and manufacturing, approximately 21,112 in engineering, approximately 25,898 in sales and marketing, and approximately 6,447 in general and administration. Approximately 37,300 employees are in locations within the United States. We expect our headcount to decrease in the near term as part of targeted cost-cutting initiatives, which include the workforce reduction announced in July 2011. Additionally, we also expect our headcount in fiscal 2012 to decrease by approximately 5,000 employees upon the completion in fiscal 2012 of the sale of our Juarez, Mexico manufacturing operations.

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

Executive Officers of the Registrant

The following table shows the name, age and position as of August 31, 2011 of each of our executive officers:

Name	Age	Position
Frank A. Calderoni	54

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

John T. Chambers	62

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

Mark Chandler	55

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

Name	Age	Position
Blair Christie	39

Senior Vice President, Chief Marketing and Communications Officer, Worldwide Government Affairs

Ms. Christie joined Cisco in August 1999 as part of Cisco’s Investor Relations team. From April 2000 through December 2003, Ms. Christie held a number of managerial positions within Cisco’s Investor Relations function. In January 2004, Ms. Christie was promoted to Vice President, Investor Relations.In June 2006, Ms. Christie was appointed to Vice President, Global Corporate Communications. In January 2008, Ms. Christie was promoted to Senior Vice President, Global Corporate Communications. In January 2011, Ms. Christie was appointed to her current position.

Wim Elfrink	59

Executive Vice President, Emerging Solutions and Chief Globalisation Officer

Mr. Elfrink joined Cisco in 1997 as Vice President of Customer Advocacy in Europe. In November 2000 he was promoted to Senior Vice President, Customer Advocacy and took over global responsibility for the function. Mr. Elfrink was appointed Chief Globalisation Officer in December 2006 and moved to Bangalore, India to establish Cisco’s Globalisation Centre East. In August 2007 he was named Executive Vice President. In February 2011, Mr. Elfrink was appointed to his current position and as of August 2011 he has relocated to San Jose, California.

Robert W. Lloyd	55

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

Gary B. Moore	62

Executive Vice President, Chief Operating Officer

Mr. Moore joined Cisco in October 2001 as Senior Vice President, Advanced Services. In August 2007, he also assumed responsibility as co-lead of Cisco Services. In May 2010, he was promoted to Executive Vice President, Cisco Services. In February 2011, Mr. Moore was appointed to his current position. Immediately before joining Cisco, Mr. Moore served for approximately two years as chief executive officer of Netigy Corporation, a network consulting company. Prior to that, he was employed by Electronic Data Systems where he held a number of executive positions.

Randy Pond	57

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

Our operating results in one or more segments may also be affected by uncertain or changing economic conditions particularly germane to that segment or to particular customer markets within that segment. For example, during fiscal 2011 we experienced and continue to see a decrease in spending by our public sector customers in almost every developed market around the world.

WE HAVE BEEN INVESTING IN PRIORITIES, INCLUDING OUR FOUNDATIONAL PRIORITIES, AND IF THE RETURN ON THESE INVESTMENTS IS LOWER OR DEVELOPS MORE SLOWLY THAN WE EXPECT, OUR OPERATING RESULTS MAY BE HARMED

We have been realigning and are dedicating resources to focus on certain priorities, such as leadership in our core routing, switching and services, including security and mobility solutions; collaboration; data center virtualization and cloud; video; and architectures for business transformation. However, the return on our investments in such priorities may be lower, or may develop more slowly, than we expect. If we do not achieve the benefits anticipated from these investments (including if our selection of areas for investment does not play out as we expect), or if the achievement of these benefits is delayed, our operating results may be adversely affected.

OUR REVENUE FOR A PARTICULAR PERIOD IS DIFFICULT TO PREDICT, AND A SHORTFALL IN REVENUE MAY HARM OUR OPERATING RESULTS

As a result of a variety of factors discussed in this report, our revenue for a particular quarter is difficult to predict, especially in light of the recent global economic downturn and related market uncertainty. Our net sales may grow at a slower rate than in past periods or may decline, which occurred in fiscal 2009. Our ability to meet financial expectations could also be adversely affected if the nonlinear sales pattern seen in some of our past quarters recurs in future periods. We have experienced periods of time during which shipments have exceeded net bookings or manufacturing issues have delayed shipments, leading to nonlinearity in shipping patterns. In addition to making it difficult to predict revenue for a particular period, nonlinearity in shipping can increase costs, because irregular shipment patterns result in periods of underutilized capacity and periods in which overtime expenses may be incurred, as well as in potential additional inventory management-related costs. In addition, to the extent that manufacturing issues and any related component shortages result in delayed shipments in the future, and particularly in periods in which we and our contract manufacturers are operating at higher levels of capacity, it is possible that revenue for a quarter could be adversely affected if such matters occur and are not remediated within the same quarter.

The timing of large orders can also have a significant effect on our business and operating results from quarter to quarter, primarily in the United States and in emerging countries. From time to time, we receive large orders that have a significant effect on our operating results in the period in which the order is recognized as revenue. The timing of such orders is difficult to predict, and the timing of revenue recognition from such orders may affect period to period changes in net sales. As a result, our operating results could vary materially from quarter to quarter based on the receipt of such orders and their ultimate recognition as revenue.

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

WE EXPECT GROSS MARGIN TO VARY OVER TIME, AND OUR LEVEL OF PRODUCT GROSS MARGIN MAY NOT BE SUSTAINABLE

Our level of product gross margins declined in fiscal 2011 and may continue to decline and be adversely affected by numerous factors, including:

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

Sales to the service provider market have been characterized by large and sporadic purchases, especially relating to our router sales and sales of certain products in our New Products category, in addition to longer sales cycles. In the past, we have experienced significant weakness in sales to service providers over certain extended periods of time as market conditions have fluctuated. Sales activity in this industry depends upon the stage of completion of expanding network infrastructures; the availability of funding; and the extent to which service providers are affected by regulatory, economic, and business conditions in the country of operations. Weakness in orders from this industry, including as a result of any slowdown in capital expenditures by service providers (which may be more prevalent during a global economic downturn or periods of economic uncertainty), could have a material adverse effect on our business, operating results, and financial condition. For example, during fiscal 2009, we experienced a slowdown in service provider capital expenditures globally, and in fiscal 2011 we experienced a slowdown in certain segments of this market, including in capital expenditures by some service provider customers and in sales of our traditional cable set-top boxes in our United States and Canada segment. Such slowdowns may continue or recur in future periods. Orders from this industry could decline for many reasons other than the competitiveness of our products and services within their respective markets. For example, in the past, many of our service provider customers have been materially and adversely affected by slowdowns in the general economy, by overcapacity, by changes in the service provider market, by regulatory developments, and by constraints on capital availability, resulting in business failures and substantial reductions in spending and expansion plans. These conditions have materially harmed our business and operating results in the past, and some of these or other conditions in the service provider market could affect our business and operating results in any future period. Finally, service provider customers typically have longer implementation cycles; require a broader range of services, including design services; demand that vendors take on a larger share of risks; often require acceptance provisions, which can lead to a delay in revenue recognition; and expect financing from vendors. All these factors can add further risk to business conducted with service providers.

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

THE MARKETS IN WHICH WE COMPETE ARE INTENSELY COMPETITIVE, WHICH COULD ADVERSELY AFFECT OUR ACHIEVEMENT OF REVENUE GROWTH

The markets in which we compete are characterized by rapid change, converging technologies, and a migration to networking and communications solutions that offer relative advantages. These market factors represent a competitive threat to us. We compete with numerous vendors in each product category. The overall number of our competitors providing niche product solutions may increase. Also, the identity and composition of competitors may change as we increase our activity in markets for our New Products and in our priorities. As we continue to expand globally, we may see new competition in different geographic regions. In particular, we have experienced price-focused competition from competitors in Asia, especially from China, and we anticipate this will continue. For information regarding our competitors, see the section entitled “Competition” contained in Item 1. Business of this report.

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

Our key manufacturing facilities for Scientific-Atlanta’s products are located in Juarez, Mexico, and we may be materially and adversely affected by any prolonged disruption in the operation of these facilities. In the fourth quarter of fiscal 2011, we entered into an agreement to sell these manufacturing operations to one of our contract manufacturers.

WE DEPEND UPON THE DEVELOPMENT OF NEW PRODUCTS AND ENHANCEMENTS TO EXISTING PRODUCTS, AND IF WE FAIL TO PREDICT AND RESPOND TO EMERGING TECHNOLOGICAL TRENDS AND CUSTOMERS’ CHANGING NEEDS, OUR OPERATING RESULTS AND MARKET SHARE MAY SUFFER

The markets for our products are characterized by rapidly changing technology, evolving industry standards, new product introductions, and evolving methods of building and operating networks. Our operating results depend on our ability to develop and introduce new products into existing and emerging markets and to reduce the production costs of existing products. We believe the industry is evolving to enable personal and business process collaboration enabled by networked technologies. As such, many of our strategic initiatives and investments are aimed at meeting the requirements that a network capable of multiple-party, collaborative interaction would demand, and the investments we have made and our architectural approach are designed to enable the increased use of the network as the platform for all forms of communications and IT. In fiscal 2009 we launched our Cisco Unified Computing System, our next-generation enterprise data center platform architected to unite computing, network, storage access, and virtualization resources in a single system, which is designed to address the fundamental transformation occurring in the enterprise data center. Cisco Unified Computing System is one of several priorities on which we are focusing resources.

The process of developing new technology is complex and uncertain, and if we fail to accurately predict customers’ changing needs and emerging technological trends our business could be harmed. We must commit significant resources, including the investments we have been making in our priorities to developing new products before knowing whether our investments will result in products the market will accept. In particular, if our model of the evolution of networking to collaborative systems does not emerge as we believe it will, or if the industry does not evolve as we believe it will, or if our strategy for addressing this evolution is not successful, many of our strategic initiatives and investments may be of no or limited value. Furthermore, we may not execute successfully on that vision because of errors in product planning or timing, technical hurdles that we fail to overcome in a timely fashion, or a lack of appropriate resources. This could result in competitors providing those solutions before we do and loss of market share, net sales, and earnings. The success of new products depends on several factors, including proper new product definition, component costs, timely completion and introduction of these products, differentiation of new products from those of our competitors, and market acceptance of these products. There can be no assurance that we will successfully identify new product opportunities, develop and bring new products to market in a timely manner, or achieve market acceptance of our products or that products and technologies developed by others will not render our products or technologies obsolete or noncompetitive. The products and technologies in our New Products category and those in our Other Products category that we identify as “emerging technologies” may not prove to have the market success we anticipate, and we may not successfully identify and invest in other emerging or new products.

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

In fiscal 2011 we announced and began implementing restructuring activities designed to lower our operating costs and to simplify our operating model and concentrate our focus on selected foundational priorities. We have incurred in the fourth quarter of fiscal 2011 and will continue to incur in the near term significant restructuring charges as a result of these activities. The changes to our business model may be disruptive, and the revised model that we adopt may not be more efficient or effective than the aspects of our business model that are being revised. Our restructuring activities, including any related charges and the impact of the related headcount reductions, could have a material adverse effect on our business, operating results, and financial condition.

OVER THE LONG TERM WE INTEND TO INVEST IN ENGINEERING, SALES, SERVICE, MARKETING AND MANUFACTURING ACTIVITIES, AND THESE INVESTMENTS MAY ACHIEVE DELAYED, OR LOWER THAN EXPECTED BENEFITS WHICH COULD HARM OUR OPERATING RESULTS

While we intend to focus on managing our costs and expenses, over the long term, we also intend to invest in personnel and other resources related to our engineering, sales, service, marketing and manufacturing functions as we focus on our foundational priorities, such as leadership in our core routing, switching and services, including security and mobility solutions; collaboration; data center virtualization and cloud; video; and architectures for business transformation. We are likely to recognize the costs associated with these investments earlier than some of the anticipated benefits, and the return on these investments may be lower, or may develop more slowly, than we expect. If we do not achieve the benefits anticipated from these investments, or if the achievement of these benefits is delayed, our operating results may be adversely affected.

OUR BUSINESS SUBSTANTIALLY DEPENDS UPON THE CONTINUED GROWTH OF THE INTERNET AND INTERNET-BASED SYSTEMS

A substantial portion of our business and revenue depends on growth and evolution of the Internet, including the continued development of the Internet, and on the deployment of our products by customers who depend on such continued growth and evolution. To the extent that an economic slowdown or economic uncertainty and related reduction in capital spending adversely affect spending on Internet infrastructure we could experience material harm to our business, operating results, and financial condition.

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

ENTRANCE INTO NEW OR DEVELOPING MARKETS EXPOSES US TO ADDITIONAL COMPETITION AND WILL LIKELY INCREASE DEMANDS ON OUR SERVICE AND SUPPORT OPERATIONS

As we focus on new market opportunities—for example, storage; wireless; security; transporting data, voice, and video traffic across the same network; and other areas within our New Products category, emerging technologies, and our priorities—we will increasingly compete with large telecommunications equipment suppliers as well as startup companies. Several of our competitors may have greater resources, including technical and engineering resources, than we do. Additionally, as customers in these markets complete infrastructure deployments, they may require greater levels of service, support, and financing than we have provided in the past, especially in emerging countries. Demand for these types of service, support, or financing contracts may increase in the future. There can be no assurance that we can provide products, service, support, and financing to effectively compete for these market opportunities.

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

We conduct significant sales and customer support operations in countries outside of the United States and also depend on non-U.S. operations of our contract manufacturers, component suppliers and distribution partners. Although sales in several of our emerging countries decreased during the recent global economic downturn, several of our emerging countries generally have been relatively fast growing, and we have announced plans to expand our commitments and expectations in certain of those countries. As such, our growth depends in part on our increasing sales into emerging countries. Our future results could be materially adversely affected by a variety of political, economic or other factors relating to our operations outside the United States, any or all of which could have a material adverse effect on our operating results and financial condition, including, among others, the following:

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

WE ARE EXPOSED TO THE CREDIT RISK OF SOME OF OUR CUSTOMERS AND TO CREDIT EXPOSURES IN WEAKENED MARKETS, WHICH COULD RESULT IN MATERIAL LOSSES

Most of our sales are on an open credit basis, with typical payment terms of 30 days in the United States and, because of local customs or conditions, longer in some markets outside the United States. We monitor individual customer payment capability in granting such open credit arrangements, seek to limit such open credit to amounts we believe the customers can pay, and maintain reserves we believe are adequate to cover exposure for doubtful accounts. Beyond our open credit arrangements, we have also experienced demands for customer financing and facilitation of leasing arrangements. We expect demand for customer financing to continue, and recently we have been experiencing an increase in this demand as the credit markets have been impacted by the recent global economic downturn and related market uncertainty, including increased demand from customers in certain emerging countries. We believe customer financing is a competitive factor in obtaining business, particularly in serving customers involved in significant infrastructure projects. Our loan financing arrangements may include not only financing the acquisition of our products and services but also providing additional funds for other costs associated with network installation and integration of our products and services.

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

ADVERSE RESOLUTION OF LITIGATION OR GOVERNMENTAL INVESTIGATIONS MAY HARM OUR OPERATING RESULTS OR FINANCIAL CONDITION

We are a party to lawsuits in the normal course of our business. Litigation can be expensive, lengthy, and disruptive to normal business operations. Moreover, the results of complex legal proceedings are difficult to predict. For example, Brazilian authorities have investigated our Brazilian subsidiary and certain of our current and former employees, as well as a Brazilian importer of our products, and its affiliates and employees, relating to alleged evasion of import taxes and alleged improper transactions involving the subsidiary and the importer. Brazilian tax authorities have assessed claims against our Brazilian subsidiary based on a theory of joint liability with the Brazilian importer for import taxes and related penalties. The asserted claims by Brazilian federal tax authorities are for calendar years 2003 through 2007 and the related asserted claims by the tax authorities from the state of Sao Paulo, are for calendar years 2005 through 2007. The total asserted claims by Brazilian state and federal tax authorities aggregated to approximately $522 million for the alleged evasion of import taxes, approximately $860 million for interest, and approximately $2.4 billion for various penalties, all determined using an exchange rate as of July 30, 2011. We have completed a thorough review of the matter and believe the asserted tax claims against us are without merit, and we intend to defend the claims vigorously. While we believe there is no legal basis for our alleged liability, due to the complexities and uncertainty surrounding the judicial process in Brazil and the nature of the claims asserting joint liability with the importer, we are unable to determine the likelihood of an unfavorable outcome against us and are unable to reasonably estimate a range of loss, if any. An unfavorable resolution of lawsuits or governmental investigations could have a material adverse effect on our business, operating results, or financial condition. For additional information regarding certain of the matters in which we are involved, see Item 3, “Legal Proceedings,” contained in Part I of this report.

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

THERE CAN BE NO ASSURANCE THAT OUR OPERATING RESULTS AND FINANCIAL CONDITION WILL NOT BE ADVERSELY AFFECTED BY OUR INCURRENCE OF DEBT

We have senior unsecured notes outstanding in an aggregate principal amount of $16.0 billion that mature at specific dates in 2014, 2016, 2017, 2019, 2020, 2039 and 2040. We have also established a commercial paper program under which we may issue short-term, unsecured commercial paper notes on a private placement basis up to a maximum aggregate amount outstanding at any time of $3 billion, and had commercial paper notes outstanding in an aggregate principal amount of $500 million as of July 30, 2011. The outstanding senior unsecured notes bear fixed-rate interest payable semiannually, except $1.25 billion of the notes which bears interest at a floating rate payable quarterly. The fair value of the long-term debt is subject to market interest rate volatility. The instruments governing the senior unsecured notes contain certain covenants applicable to us and our subsidiaries that may adversely affect our ability to incur certain liens or engage in certain types of sale and leaseback transactions. In addition, we will be required to have available in the United States sufficient cash to repay all of our notes on maturity. There can be no assurance that our incurrence of this debt or any future debt will be a better means of providing liquidity to us than would our use of our existing cash resources, including cash currently held offshore. Further, we cannot be assured that our maintenance of this indebtedness or incurrence of future indebtedness will not adversely affect our operating results or financial condition. In addition, changes by any rating agency to our credit rating can negatively impact the value and liquidity of both our debt and equity securities, as well as the terms upon which we may borrow under our commercial paper program.

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

For additional information regarding obligations under operating leases, see Note 12 to the Consolidated Financial Statements. For additional information regarding properties by operating segment, see Note 16 to the Consolidated Financial Statements.

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

The asserted claims by Brazilian federal tax authorities are for calendar years 2003 through 2007 and the asserted claims by the tax authorities from the state of Sao Paulo, are for calendar years 2005 through 2007. The total asserted claims by Brazilian state and federal tax authorities aggregated to approximately $522 million for the alleged evasion of import taxes, approximately $860 million for interest, and approximately $2.4 billion for various penalties, all determined using an exchange rate as of July 30, 2011. We have completed a thorough review of the matter and believe the asserted tax claims against us are without merit, and we intend to defend the claims vigorously. While we believe there is no legal basis for our alleged liability, due to the complexities and uncertainty surrounding the judicial process in Brazil and the nature of the claims asserting joint liability with the importer, we are unable to determine the likelihood of an unfavorable outcome against us and are unable to reasonably estimate a range of loss, if any. We do not expect a final judicial determination for several years.

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

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

(a)	Cisco common stock is traded on the NASDAQ Global Select Market under the symbol CSCO. Information regarding the market prices of Cisco common stock as well as quarterly cash dividends declared on Cisco’s common stock during fiscal 2011 may be found in Supplementary Financial Data on page 130 of this report. No cash dividends were declared on Cisco’s common stock during fiscal 2010. There were 58,434 registered shareholders as of September 8, 2011.

(b)	Not Applicable.

(c)	Issuer Purchases of Equity Securities (in millions, except per-share amounts):

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (2)
May 1, 2011 to May 28, 2011	16	$16.43	16	$11,464
May 29, 2011 to June 25, 2011	30	$15.53	28	$11,030
June 26, 2011 to July 30, 2011	51	$15.83	51	$10,227

Total	97	$15.84	95

(1)	Includes approximately 2 million shares repurchased to satisfy tax withholding obligations that arose on the vesting of shares of restricted stock and restricted stock units.
(2)

On September 13, 2001, we announced that our Board of Directors had authorized a stock repurchase program. As of July 30, 2011, our Board of Directors had authorized the repurchase of up to $82 billion of common stock under this program. During fiscal 2011, we repurchased and retired 351 million shares of our common stock at an average price of $19.36 per share for an aggregate purchase price of $6.8 billion. As of July 30, 2011, we had repurchased and retired 3.5 billion shares of our common stock at an average price of $20.64 per share for an aggregate purchase price of $71.8 billion since inception of the stock repurchase program, and the remaining authorized amount for stock repurchases under this program was $10.2 billion with no termination date.

Stock Performance Graph

The information contained in this Stock Performance Graph section shall not be deemed to be “soliciting material” or “filed” or incorporated by reference in future filings with the SEC, or subject to the liabilities of Section 18 of the Securities Exchange Act of 1934, except to the extent that Cisco specifically incorporates it by reference into a document filed under the Securities Act of 1933 or the Securities Exchange Act of 1934.

The following graph shows a five-year comparison of the cumulative total shareholder return on Cisco common stock with the cumulative total returns of the S&P Information Technology Index and the S&P 500 Index. The graph tracks the performance of a $100 investment in the Company’s common stock and in each of the indexes (with the reinvestment of all dividends) on July 28, 2006. Shareholder returns over the indicated period are based on historical data and should not be considered indicative of future shareholder returns.

Comparison of 5-Year Cumulative Total Return Among Cisco Systems, Inc.,

the S&P Information Technology Index and the S&P 500 Index

	July 2006	July 2007	July 2008	July 2009	July 2010	July 2011
Cisco Systems, Inc.	$100.00	$160.23	$124.06	$121.02	$127.60	$88.97
S&P Information Technology	$100.00	$130.25	$119.48	$107.89	$122.69	$146.24
S&P 500	$100.00	$116.13	$103.25	$82.64	$94.07	$112.56

Item 6.	Selected Financial Data

Five Years Ended July 30, 2011 (in millions, except per-share amounts)

Years Ended	July 30, 2011 (1)	July 31, 2010	July 25, 2009	July 26, 2008	July 28, 2007
Net sales	$43,218	$40,040	$36,117	$39,540	$34,922
Net income (1)	$6,490	$7,767	$6,134	$8,052	$7,333
Net income per share—basic	$1.17	$1.36	$1.05	$1.35	$1.21
Net income per share—diluted	$1.17	$1.33	$1.05	$1.31	$1.17
Shares used in per-share calculation—basic	5,529	5,732	5,828	5,986	6,055
Shares used in per-share calculation—diluted	5,563	5,848	5,857	6,163	6,265
Cash dividends declared per common share	$0.12	—	—	—	—
Net cash provided by operating activities	$10,079	$10,173	$9,897	$12,089	$10,104

	July 30, 2011	July 31, 2010	July 25, 2009	July 26, 2008	July 28, 2007
Cash and cash equivalents and investments	$44,585	$39,861	$35,001	$26,235	$22,266
Total assets	$87,095	$81,130	$68,128	$58,734	$53,340
Debt	$16,822	$15,284	$10,295	$6,893	$6,408
Deferred revenue	$12,207	$11,083	$9,393	$8,860	$7,037

(1)	Net income for the year ended July 30, 2011 included restructuring and other charges of $694 million, net of tax. See Note 5 to the Consolidated Financial Statements.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Annual Report on Form 10-K, including this Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements regarding future events and our future results that are subject to the safe harbors created under the Securities Act of 1933 (the “Securities Act”) and the Securities Exchange Act of 1934 (the “Exchange Act”). All statements other than statements of historical facts are statements that could be deemed forward-looking statements. These statements are based on current expectations, estimates, forecasts, and projections about the industries in which we operate and the beliefs and assumptions of our management. Words such as “expects,” “anticipates,” “targets,” “goals,” “projects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “continues,” “endeavors,” “strives,” “may,” variations of such words and similar expressions are intended to identify such forward-looking statements. In addition, any statements that refer to projections of our future financial performance, our anticipated growth and trends in our businesses, and other characterizations of future events or circumstances are forward-looking statements. Readers are cautioned that these forward-looking statements are only predictions and are subject to risks, uncertainties, and assumptions that are difficult to predict, including those identified below, under “Part I, Item 1A. Risk Factors,” and elsewhere herein. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. We undertake no obligation to revise or update any forward-looking statements for any reason.

OVERVIEW

We design, manufacture, and sell Internet Protocol (IP)-based networking and other products related to the communications and information technology (IT) industry and provide services associated with these products and their use. Our products and services are designed to address a wide range of customers’ needs, including improving productivity, reducing costs, and gaining a competitive advantage. In addition, our products and services are designed to help customers build their own network infrastructures that support tools and applications that allow them to communicate with key stakeholders, including customers, prospects, business partners, suppliers, and employees. We focus on delivering networking products and solutions that are designed to simplify and secure customers’ network infrastructures. We believe that integrating multiple network services into our products helps our customers reduce their total cost of network ownership. Our product offerings fall into the following four categories: our two core technology categories, Routing and Switching; New Products; and Other Products. In addition to our product offerings, we provide a broad range of service offerings, including technical support services and advanced services. Our customer base spans virtually all types of public and private agencies and businesses, including enterprise businesses (including public sector entities), service providers, commercial customers, and consumers.

A summary of our results is as follows (in millions, except percentages and per-share amounts):

	Fiscal 2011	Fiscal 2010	Variance
Net sales	$43,218	$40,040	7.9%
Gross margin percentage	61.4%	64.0%	(2.6	)pts
Research and development	$5,823	$5,273	10.4%
Sales and marketing	$9,812	$8,782	11.7%
General and administrative	$1,908	$1,933	(1.3)%
Total R&D, sales and marketing, general and administrative	$17,543	$15,988	9.7%
Total as a percentage of revenue	40.6%	39.9%	0.7	pts
Amortization of purchased intangible assets	$520	$491	5.9%
Restructuring and other charges	$799	$—	NM
Operating margin percentage	17.8%	22.9%	(5.1	)pts
Net income	$6,490	$7,767	(16.4)%
Net income as a percentage of revenue	15.0%	19.4%	(4.4	)pts
Earnings per share – diluted	$1.17	$1.33	(12.0)%

Fiscal 2011 Compared with Fiscal 2010

Net sales increased 8%, with net product sales increasing 6% and service revenue increasing 14%. We experienced net sales increases across each of our geographic segments for both product and service revenue. Total gross margin declined by 2.6 percentage points primarily as a result of higher sales discounts and unfavorable product pricing, product mix shifts, increased amortization and impairment charges from acquisition-related intangible assets, and restructuring charges. As a percentage of revenue, the total for research and development, sales and marketing, and general and administrative expenses increased by 0.7 percentage points, primarily as a result of increased headcount-related costs. Total charges for restructuring and other in fiscal 2011 totaled $923 million, which consisted of $124 million recorded to cost of sales and $799 million recorded to operating expenses. Diluted earnings per share decreased by 12%, a result of a 16% decrease in net income, partially offset by a decline in our diluted share count of 285 million shares. For further details, see our Discussion of Fiscal 2011, 2010 and 2009 beginning on page 50.

During fiscal 2011 net sales increased as compared to fiscal 2010; however, our results for the year reflect the effects of certain challenges that we faced. We identified challenges with the public sector market early in the year and we continued to experience declining business momentum with that market throughout the year as spending reductions were being taken across virtually all developed markets. In the service provider market, we experienced challenges in sales of traditional set-top boxes. In addition, we experienced challenges with regard to switching, as switching revenue was flat for fiscal 2011 as compared to fiscal 2010. We believe the performance in switching was due to continued transitions taking place in our product portfolio, the lower public sector spending, and the impact of increased competitive pressures. In fiscal 2011 switching gross margins declined on a year-over-year basis due to the transition of products at the high-end of the portfolio. We also identified significant pressures in our consumer market during the fiscal year and addressed these issues with targeted actions, as discussed below.

Beginning in the third quarter of fiscal 2011, we initiated a number of key, targeted actions that are intended to accomplish the following: simplify and focus our organization and operating model; align our cost structure to the transitions in the marketplace; divest or exit underperforming operations; and deliver value to our shareholders. We are taking these actions to align our business based on five foundational priorities: leadership in our core business (routing, switching, and associated services), which includes comprehensive security and mobility solutions; collaboration; data center virtualization and cloud; video; and architectures for business transformation. In connection with these activities, we incurred restructuring and other charges, as discussed above, in the second half of fiscal 2011, and we have announced that we will incur additional charges in fiscal 2012. These actions include implementing a voluntary early retirement program, effecting a workforce reduction, and realigning and restructuring our consumer business, most notably exiting our Flip Video cameras product line. We anticipate that our total expense reduction actions will reduce our annualized operating expense run rate by approximately $1 billion, with the fourth quarter of fiscal 2011 operating expenses as our base. We expect to achieve this annualized run rate reduction target within fiscal 2012.

While we experienced the challenges outlined above, there were several positive aspects to our fiscal 2011 performance. For fiscal 2011, the Emerging Markets segment experienced revenue growth of 14%. We had strong growth in our commercial market and in our enterprise market (excluding the public sector). Positive aspects of our results for fiscal 2011 also included revenue growth in New Products of 14%, with strong growth of 31% in collaboration (which includes the impact of the Tandberg ASA (“Tandberg”) acquisition completed at the end of the third quarter of fiscal 2010) and 44% in data center, both key strategic areas for us. For fiscal 2011, service revenue increased by 14%. In addition, as we focused on and addressed the items that impacted our financial performance in the first three quarters of fiscal 2011, in the fourth quarter of fiscal 2011 there was improvement in our general business momentum.

Strategy and Focus Areas

We announced a plan in May 2011, which we began implementing in fiscal 2011 and expect to complete in fiscal 2012, to realign our sales, services and engineering organizations in order to simplify our operating model and focus on our five foundational priorities:

•	Leadership in our core business (routing, switching, and associated services) which includes comprehensive security and mobility solutions

•	Collaboration

•	Data center virtualization and cloud

•	Video

•	Architectures for business transformation

We believe that focusing on these priorities will best position us to continue to expand our share of our customers’ information technology spending.

We are currently undergoing product transitions in our core business and introducing next-generation products with higher price performance and architectural advantages compared to both our prior generation of products and the product offerings of our competitors. We believe that many of these product transitions are gaining momentum based on the strong year-over-year product revenue growth across these next-generation product families. We believe that our strategy and our ability to innovate and execute may enable us to improve our relative competitive position in many of our product areas even in uncertain or difficult business conditions and, therefore, may continue to provide us with long-term growth opportunities. However, we believe that these newly introduced products may continue to negatively impact product gross margins, which we are currently striving to address through various initiatives including value engineering, effective supply chain management, and delivering greater customer value through offers that include hardware, software, and services.

We continue to seek to capitalize on market transitions. Market transitions on which we are primarily focused include those related to the increased role of virtualization/the cloud, video, collaboration, networked mobility technologies and the transition from Internet Protocol Version 4 to Internet Protocol Version 6. For example, a market in which a significant market transition is under way is the enterprise data center market, where a transition to virtualization/the cloud is rapidly evolving. There is a continued growing awareness that intelligent networks are becoming the platform for productivity improvement and global competitiveness. We believe that disruption in the enterprise data center market is accelerating, due to changing technology trends such as the increasing adoption of virtualization, the rise in scalable processing, and the advent of cloud computing and cloud-based IT resource deployments and business models. These key terms are defined as follows:

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

The competitive landscape in the enterprise data center market is changing. Very large, well-financed, and aggressive competitors are each bringing their own new class of products to address this new market. We expect this competitive market trend to continue. With respect to this market, we believe the network will be the intersection of innovation through an open ecosystem and standards. We expect to see acquisitions, further industry consolidation, and new alliances among companies as they seek to serve the enterprise data center market. As we enter this next market phase, we expect that we will strengthen certain strategic alliances, compete more with certain strategic alliances and partners, and perhaps also encounter new competitors in our attempt to deliver the best solutions for our customers.

Other market transitions on which we are focusing particular attention include those related to the increased role of video, collaboration, and networked mobility technologies. The key market transitions relative to the convergence of video, collaboration, and networked mobility technologies, which we believe will drive productivity and growth in network loads, appear to be evolving even more quickly and more significantly than we had previously anticipated. Cisco TelePresence systems are one example of product offerings that have incorporated video, collaboration, and networked mobility technologies, as customers evolve their communications and business models. We are focused on simplifying and expanding the creation, distribution, and use of end-to-end video solutions for businesses and consumers.

We believe that the architectural approach that has served us well in the past in addressing market opportunities in the communications and IT industry will be adaptable to other markets. An example of a market where we aim to apply this approach is mobility, where growth of IP traffic on handheld devices is driving the need for more robust architectures, equipment and services in order to accommodate not only an increasing number of worldwide mobile device users, but also increased user demand for broadband-quality business network and consumer web applications to be delivered on such devices.

Revenue

For fiscal 2011, total revenue increased by 8%. Within total revenue, net product revenue increased 6% and net service revenue increased 14%, each as compared with fiscal 2010. With regard to our geographic segment performance, net revenue increased 6% in the United States and Canada segment, 6% in our European Markets segment, 14% in our Emerging Markets segment, and 12% in our Asia Pacific Markets segment. Customer market product revenue performance in fiscal 2011 was driven by increases, in order of largest percentage growth, in our commercial, service provider, and enterprise markets. Our consumer market experienced a large revenue decline in fiscal 2011, as compared with fiscal 2010, as we exited the Flip Video cameras business and experienced weakness in sales of our networked home products.

The 6% increase in product revenue was driven by growth across most of our product categories. In particular, our New Products category experienced a revenue increase of 14%, primarily as a result of the acquisition of Tandberg, which was completed at the end of the third quarter of fiscal 2010. Within the New Products category, increased revenue was driven by growth of 44% in data center and revenue growth of 31% in collaboration. In our core product categories we experienced revenue growth of 6% in Routers, principally as a result of strength in the high-end router product offerings, and flat revenue in our Switches product category, with single-digit revenue growth in fixed-configuration switching products being offset by a similar revenue decline in modular switches. The net service revenue increase was experienced across the technical support services and advanced services categories with revenue increases of 12% and 21%, respectively, in fiscal 2011 as compared with fiscal 2010. For further details see our Discussion of Fiscal 2011, 2010 and 2009 beginning on page 50.

Gross Margin

In fiscal 2011, our gross margin percentage decreased by approximately 2.6 percentage points, as compared with fiscal 2010. Within this total gross margin change, product gross margin declined by 3.7 percentage points, while service gross margin increased by 1.5 percentage points. The decrease in our product gross margin percentage was a result of higher sales discounts and unfavorable product pricing, unfavorable product mix, and restructuring and other charges. Additionally, increased amortization expense and impairment charges from purchased intangible assets contributed to the decline in product gross margin. Partially offsetting these decreases were lower overall manufacturing costs and higher shipment volume. The increase in our service gross margin was due to increased volume, partially offset by increased costs and unfavorable mix impacts. For further details see our Discussion of Fiscal 2011, 2010 and 2009 beginning on page 50.

Operating Expenses

Total operating expenses in fiscal 2011, as compared with fiscal 2010, increased by 14%. In fiscal 2011, research and development expenses increased 10%, sales and marketing expenses increased 12%, while general and administrative expenses were down slightly. The collective increase was primarily a result of higher headcount-related expenses. This increase was partially offset by the impact from the fiscal 2011 period containing one less week compared with the fiscal 2010 period. Operating expense as a percentage of revenue increased by 2.4 percentage points, primarily as a result of restructuring and other charges and the higher headcount-related charges along with increased expense from purchased intangible asset amortization and impairments.

Other Key Financial Measures

The following is a summary of our other key financial measures for fiscal 2011:

•

We generated cash flows from operations of $10.1 billion, compared with $10.2 billion in fiscal 2010. Our cash and cash equivalents, together with our investments, were $44.6 billion at the end of fiscal 2011, compared with $39.9 billion at the end of fiscal 2010.

•	Our total deferred revenue at the end of 2011 was $12.2 billion, compared with $11.1 billion at the end of fiscal 2010.

•

We repurchased approximately 351 million shares of our common stock at an average price of $19.36 per share for an aggregate purchase price of $6.8 billion during fiscal 2011. As of the end of fiscal 2011, the remaining authorized repurchase amount under the stock repurchase program was $10.2 billion with no termination date. We also declared and paid dividends of $658 million to our shareholders during fiscal 2011.

•	Days sales outstanding in accounts receivable (DSO) at the end of fiscal 2011 was 38 days, compared with 41 days at the end of fiscal 2010.

•

Our inventory balance was $1.5 billion at the end of fiscal 2011, compared with $1.3 billion at the end of fiscal 2010. Annualized inventory turns were 11.8 in the fourth quarter of fiscal 2011, compared with 12.6 in the fourth quarter of fiscal 2010.

•	Our product backlog at the end of fiscal 2011 was $4.3 billion, or 10% of fiscal 2011 net sales, compared with $4.1 billion at the end of fiscal 2010, or 10% of fiscal 2010 net sales.

CRITICAL ACCOUNTING ESTIMATES

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires us to make judgments, assumptions, and estimates that affect the amounts reported in the Consolidated Financial Statements and accompanying notes. Note 2 to the Consolidated Financial Statements describes the significant accounting policies and methods used in the preparation of the Consolidated Financial Statements. The accounting policies described below are significantly affected by critical accounting estimates. Such accounting policies require significant judgments, assumptions, and estimates used in the preparation of the Consolidated Financial Statements, and actual results could differ materially from the amounts reported based on these policies.

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

The amount of product and service revenue recognized in a given period is affected by our judgment as to whether an arrangement includes multiple deliverables and, if so, our valuation of the units of accounting for multiple deliverables. According to the accounting guidance prescribed in Accounting Standards Codification (ASC) 605, Revenue Recognition, we use vendor-specific objective evidence of selling price (VSOE) for each of those units, when available. We determine VSOE based on our normal pricing and discounting practices for the specific product or service when sold separately. In determining VSOE, we require that a substantial majority of the selling prices for a product or service fall within a reasonably narrow pricing range, generally evidenced by approximately 80% of such historical standalone transactions falling within plus or minus 15% of the median selling price. VSOE exists across most of our product and service offerings. In certain limited circumstances when VSOE does not exist, we apply the selling price hierarchy to applicable multiple-deliverable arrangements. Under the selling price hierarchy, third-party evidence of selling price (TPE) will be considered if VSOE does not exist, and estimated selling price (ESP) will be used if neither VSOE nor TPE is available. Generally, we are not able to determine TPE because our go-to-market strategy differs from that of others in our markets, and the extent of customization varies among comparable products or services from our peers. In determining ESP, we apply significant judgment as we weigh a variety of factors, based on the facts and circumstances of the arrangement. We typically arrive at an ESP for a product or service that is not sold separately by considering company-specific factors such as geographies, competitive landscape, internal costs, gross margin objectives, pricing practices used to establish bundled pricing, and existing portfolio pricing and discounting.

Some of our sales arrangements have multiple deliverables containing software and related software support components. Such sale arrangements are subject to the accounting guidance in ASC 985-605, Software-Revenue Recognition.

As our business and offerings evolve over time, our pricing practices may be required to be modified accordingly, which could result in changes in selling prices, including both VSOE and ESP, in subsequent periods. There were no material impacts during fiscal 2011, nor do we currently expect a material impact in fiscal 2012 on our revenue recognition due to any changes in our VSOE, TPE, or ESP.

Revenue deferrals relate to the timing of revenue recognition for specific transactions based on financing arrangements, service, support, and other factors. Financing arrangements may include sales-type, direct-financing, and operating leases, loans, and guarantees of third-party financing. Our deferred revenue for products was $3.7 billion as of both July 30, 2011 and July 31, 2010. Technical support services revenue is deferred and recognized ratably over the period during which the services are to be performed, which typically is from one to three years. Advanced services revenue is recognized upon delivery or completion of performance. Our deferred revenue for services was $8.5 billion and $7.4 billion as of July 30, 2011 and July 31, 2010, respectively.

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

Allowances for Receivables and Sales Returns

The allowances for receivables were as follows (in millions, except percentages):

	July 30, 2011	July 31, 2010
Allowance for doubtful accounts	$204	$235
Percentage of gross accounts receivable	4.2%	4.6%
Allowance for credit loss—lease receivables	$237	$207
Percentage of gross lease receivables	7.6%	8.6%
Allowance for credit loss—loan receivables	$103	$73
Percentage of gross loan receivables	7.0%	5.8%

The allowances are based on our assessment of the collectibility of customer accounts. We regularly review the adequacy of these allowances by considering internal factors such as historical experience, credit quality and age of the receivable balances as well as external factors such as economic conditions that may affect a customer’s ability to pay, historical default rates, and long-term historical loss rates published by major third-party credit-rating agencies. We also consider the concentration of receivables outstanding with a particular customer in assessing the adequacy of our allowances. In addition, we evaluate the credit quality of our financing receivables and any associated allowance for credit loss by applying the relevant loss factors based on our internal credit risk rating for the respective financing receivables, disaggregated by segment and class. See Note 7 to the Consolidated Financial Statements. Determination of loss factors associated with internal credit risk ratings is complex and subjective. Our ongoing consideration of all these factors could result in an increase in our allowance for credit loss in the future, which could adversely affect our net income. Similarly, if a major customer’s creditworthiness deteriorates, if actual defaults are higher than our historical experience, or if other circumstances arise, our estimates of the recoverability of amounts due to us could be overstated, and additional allowances could be required, which could have an adverse impact on our revenue.

Both accounts receivable and financing receivables are charged off at the point when they are considered uncollectible. The decline in our allowance for doubtful accounts as a percentage of our gross accounts receivable was primarily due to the charge-off of certain uncollectible receivables that had been fully reserved.

A reserve for future sales returns is established based on historical trends in product return rates. The reserve for future sales returns as of July 30, 2011 and July 31, 2010 was $106 million and $90 million, respectively, and was recorded as a reduction of our accounts receivable. If the actual future returns were to deviate from the historical data on which the reserve had been established, our revenue could be adversely affected.

Inventory Valuation and Liability for Purchase Commitments with Contract Manufacturers and Suppliers

Our inventory balance was $1.5 billion and $1.3 billion as of July 30, 2011 and July 31, 2010, respectively. Inventory is written down based on excess and obsolete inventories determined primarily by future demand forecasts. Inventory write-downs are measured as the difference between the cost of the inventory and market, based upon assumptions about future demand, and are charged to the provision for inventory, which is a component of our cost of sales. At the point of the loss recognition, a new, lower cost basis for that inventory is established, and subsequent changes in facts and circumstances do not result in the restoration or increase in that newly established cost basis.

We record a liability for firm, noncancelable, and unconditional purchase commitments with contract manufacturers and suppliers for quantities in excess of our future demand forecasts consistent with the valuation of our excess and obsolete inventory. As of July 30, 2011, the liability for these purchase commitments was $168 million, compared with $135 million as of July 31, 2010, and was included in other current liabilities.

Our provision for inventory was $196 million, $94 million, and $93 million for fiscal 2011, 2010, and 2009, respectively. The provision for the liability related to purchase commitments with contract manufacturers and suppliers was $114 million, $8 million, and $87 million in fiscal 2011, 2010, and 2009, respectively. The increase in the provision for inventory and the provision for the liability related to purchase commitments with contract manufacturers and suppliers was due in part to charges recorded in connection with the restructuring and realignment of our consumer business. Additionally, the provision for the liability related to purchase commitments with contract manufacturers and suppliers increased due to higher provisions related to certain component supplies that we secured for our extended needs, and due to higher contract manufacturer excess and obsolescence charges. If there were to be a sudden and significant decrease in demand for our products, or if there were a higher incidence of inventory obsolescence because of rapidly changing technology and customer requirements, we could be required to increase our inventory write-downs, and our liability for purchase commitments with contract manufacturers and suppliers, and accordingly gross margin could be adversely affected. We regularly evaluate our exposure for inventory write-downs and the adequacy of our liability for purchase commitments. Inventory and supply chain management remain areas of focus as we balance the need to maintain supply chain flexibility to help ensure competitive lead times with the risk of inventory obsolescence, particularly in light of current macroeconomic uncertainties and conditions and the resulting potential for changes in future demand forecast.

Warranty Costs

The liability for product warranties, included in other current liabilities, was $342 million as of July 30, 2011, compared with $360 million as of July 31, 2010. See Note 12 to the Consolidated Financial Statements. Our products are generally covered by a warranty for periods ranging from 90 days to five years, and for some products we provide a limited lifetime warranty. We accrue for warranty costs as part of our cost of sales based on associated material costs, technical support labor costs, and associated overhead. Material cost is estimated based primarily upon historical trends in the volume of product returns within the warranty period and the cost to repair or replace the equipment. Technical support labor cost is estimated based primarily upon historical trends in the rate of customer cases and the cost to support the customer cases within the warranty period. Overhead cost is applied based on estimated time to support warranty activities.

The provision for product warranties issued during fiscal 2011, 2010, and 2009 was $456 million, $469 million, and $374 million, respectively. If we experience an increase in warranty claims compared with our historical experience, or if the cost of servicing warranty claims is greater than expected, our gross margin could be adversely affected.

Share-Based Compensation Expense

Share-based compensation expense is presented as follows (in millions):

Years Ended	July 30, 2011	July 31, 2010	July 25, 2009
Share-based compensation expense	$1,620	$1,517	$1,231

Prior to the initial declaration of a quarterly cash dividend on March 17, 2011, the fair value of restricted stock and restricted stock units was measured based on an expected dividend yield of 0% as we did not historically pay cash dividends on our common stock. For awards granted on or subsequent to March 17, 2011, we used an annualized dividend yield based on the per share dividends declared by our Board of Directors. See Note 14 to the Consolidated Financial Statements.

The determination of the fair value of employee stock options and employee stock purchase rights on the date of grant using an option-pricing model is affected by our stock price as well as assumptions regarding a number of highly complex and subjective variables. For employee stock options and employee stock purchase rights, these variables include, but are not limited to, the expected stock price volatility over the term of the awards, the risk-free interest rate, and expected dividends as of the grant date. For employee stock options, we used the implied volatility for two-year traded options on our stock as the expected volatility assumption required in the lattice-binomial model. For employee stock purchase rights, we used the implied volatility for traded options (with lives corresponding to the expected life of the employee stock purchase rights) on our stock. The selection of the implied volatility approach was based upon the availability of actively traded options on our stock and our assessment that implied volatility is more representative of future stock price trends than historical volatility. The valuation of employee stock options is also impacted by kurtosis and skewness, which are technical measures of the distribution of stock price returns and the actual and projected employee stock option exercise behaviors.

Because share-based compensation expense is based on awards ultimately expected to vest, it has been reduced for forfeitures. If factors change and we employ different assumptions in the application of our option-pricing model in future periods or if we experience different forfeiture rates, the compensation expense that is derived may differ significantly from what we have recorded in the current year.

Fair Value Measurements

Our fixed income and publicly traded equity securities, collectively, are reflected in the Consolidated Balance Sheets at a fair value of $36.9 billion as of July 30, 2011, compared with $35.3 billion as of July 31, 2010. Our fixed income investment portfolio, as of July 30, 2011, consisted primarily of high quality investment-grade securities. See Note 8 to the Consolidated Financial Statements.

As described more fully in Note 9 to the Consolidated Financial Statements, a valuation hierarchy is based on the level of independent, objective evidence available regarding the value of the investments. It encompasses three classes of investments: Level 1 consists of securities for which there are quoted prices in active markets for identical securities; Level 2 consists of securities for which observable inputs other than Level 1 inputs are used, such as quoted prices for similar securities in active markets or quoted prices for identical securities in less active markets and model-derived valuations for which the variables are derived from, or corroborated by, observable market data; and Level 3 consists of securities for which there are unobservable inputs to the valuation methodology that are significant to the measurement of the fair value.

Our Level 2 securities are valued using quoted market prices for similar instruments or nonbinding market prices that are corroborated by observable market data. We use inputs such as actual trade data, benchmark yields, broker/dealer quotes, and other similar data, which are obtained from independent pricing vendors, quoted market prices, or other sources to determine the ultimate fair value of our assets and liabilities. We use such pricing data as the primary input, to which we have not made any material adjustments during fiscal 2011 and fiscal 2010, to make our assessments and determinations as to the ultimate valuation of our investment portfolio. We are ultimately responsible for the financial statements and underlying estimates.

The inputs and fair value are reviewed for reasonableness, may be further validated by comparison to publicly available information, and could be adjusted based on market indices or other information that management deems material to its estimate of fair value. The assessment of fair value can be difficult and subjective. However, given the relative reliability of the inputs we use to value our investment portfolio, and because substantially all of our valuation inputs are obtained using quoted market prices for similar or identical assets, we do not believe that the nature of estimates and assumptions affected by levels of subjectivity and judgment was material to the valuation of the investment portfolio as of July 30, 2011. Level 3 assets do not represent a significant portion of our total investment portfolio as of July 30, 2011.

Other-than-Temporary Impairments We recognize an impairment charge when the declines in the fair values of our fixed income or publicly traded equity securities below their cost basis are judged to be other than temporary. The ultimate value realized on these securities, to the extent unhedged, is subject to market price volatility until they are sold.

If the fair value of a debt security is less than its amortized cost, we assess whether the impairment is other than temporary. An impairment is considered other than temporary if (i) we have the intent to sell the security, (ii) it is more likely than not that we will be required to sell the security before recovery of its entire amortized cost basis, or (iii) we do not expect to recover the entire amortized cost of the security. If an impairment is considered other than temporary based on (i) or (ii) described in the prior sentence, the entire difference between the amortized cost and the fair value of the security is recognized in earnings. If an impairment is considered other than temporary based on condition (iii), the amount representing credit loss, defined as the difference between the present value of the cash flows expected to be collected and the amortized cost basis of the debt security, will be recognized in earnings, and the amount relating to all other factors will be recognized in other comprehensive income (OCI). In estimating the amount and timing of cash flows expected to be collected, we consider all available information, including past events, current conditions, the remaining payment terms of the security, the financial condition of the issuer, expected defaults, and the value of underlying collateral.

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

There were no significant impairment charges on our investments in publicly traded equity securities in fiscal 2011 and 2010. There were no impairment charges on investments in fixed income securities in fiscal 2011 and 2010. In fiscal 2009, impairment charges of $258 million for investments in fixed income securities and publicly traded equity securities were recognized in earnings. Our ongoing consideration of all the factors described previously could result in additional impairment charges in the future, which could adversely affect our net income.

We also have investments in privately held companies, some of which are in the startup or development stages. As of July 30, 2011, our investments in privately held companies were $796 million, compared with $756 million as of July 31, 2010, and were included in other assets. See Note 6 to the Consolidated Financial Statements. We monitor these investments for events or circumstances indicative of potential impairment and will make appropriate reductions in carrying values if we determine that an impairment charge is required, based primarily on the financial condition and near-term prospects of these companies. These investments are inherently risky because the markets for the technologies or products these companies are developing are typically in the early stages and may never materialize. Our impairment charges on investments in privately held companies were $10 million, $25 million, and $85 million in fiscal 2011, 2010, and 2009, respectively.

Goodwill and Purchased Intangible Asset Impairments

Our methodology for allocating the purchase price relating to purchase acquisitions is determined through established valuation techniques. Goodwill represents a residual value as of the acquisition date, which in most cases results in measuring goodwill as an excess of the purchase consideration transferred plus the fair value of any noncontrolling interest in the acquired company over the fair value of net assets acquired, including contingent consideration. We perform goodwill impairment tests on an annual basis in the fourth fiscal quarter and between annual tests in certain circumstances for each reporting unit. Effective in fiscal 2010, the assessment of fair value for goodwill and purchased intangible assets is based on factors that market participants would use in an orderly transaction in accordance with the new accounting guidance for the fair value measurement of nonfinancial assets.

The goodwill recorded in the Consolidated Balance Sheets as of July 30, 2011 and July 31, 2010 was $16.8 billion and $16.7 billion, respectively. In response to changes in industry and market conditions, we could be required to strategically realign our resources and consider restructuring, disposing of, or otherwise exiting businesses, which could result in an impairment of goodwill. As a result of the pending divestiture of our manufacturing operations in Juarez, Mexico, we recorded an adjustment of $63 million to reduce goodwill associated with these operations. There was no impairment of goodwill resulting from our annual impairment testing in fiscal 2011, 2010 or 2009. The excess of the fair value over the carrying value for each of our reporting units ranged from approximately $7 billion for the Asia Pacific Markets segment to approximately $12 billion for the United States and Canada segment as of July 30, 2011. We performed a sensitivity analysis for goodwill impairment with respect to each of our respective reporting units and determined that a hypothetical 10% decline in the fair value of each reporting unit as of July 30, 2011 would not result in an impairment of goodwill for any reporting unit.

We make judgments about the recoverability of purchased intangible assets with finite lives whenever events or changes in circumstances indicate that an impairment may exist. Recoverability of purchased intangible assets with finite lives is measured by comparing the carrying amount of the asset to the future undiscounted cash flows the asset is expected to generate. We review indefinite-lived intangible assets for impairment annually or whenever events or changes in circumstances indicate the carrying value may not be recoverable. Recoverability of indefinite-lived intangible assets is measured by comparing the carrying amount of the asset to the future discounted cash flows the asset is expected to generate. If the asset is considered to be impaired, the amount of any impairment is measured as the difference between the carrying value and the fair value of the impaired asset. Assumptions and estimates about future values and remaining useful lives of our purchased intangible assets are complex and subjective. They can be affected by a variety of factors, including external factors such as industry and economic trends, and internal factors such as changes in our business strategy and our internal forecasts. Our impairment charges related to purchased intangible assets were $164 million, $28 million, and $95 million during fiscal 2011, 2010, and 2009, respectively. Our ongoing consideration of all the factors described previously could result in additional impairment charges in the future, which could adversely affect our net income.

Income Taxes

We are subject to income taxes in the United States and numerous foreign jurisdictions. Our effective tax rates differ from the statutory rate, primarily due to the tax impact of state taxes, foreign operations, research and development (R&D) tax credits, tax audit settlements, nondeductible compensation, international realignments, and transfer pricing adjustments. Our effective tax rate was 17.1%, 17.5%, and 20.3% in fiscal 2011, 2010, and 2009, respectively.

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

Our provision for income taxes is subject to volatility and could be adversely impacted by earnings being lower than anticipated in countries that have lower tax rates and higher than anticipated in countries that have higher tax rates; by changes in the valuation of our deferred tax assets and liabilities; by expiration of or lapses in the R&D tax credit laws; by transfer pricing adjustments including the effect of acquisitions on our intercompany R&D cost-sharing arrangement and legal structure; by tax effects of nondeductible compensation; by tax costs related to intercompany realignments; by changes in accounting principles; or by changes in tax laws and regulations including possible U.S. changes to the taxation of earnings of our foreign subsidiaries, the deductibility of expenses attributable to foreign income, or the foreign tax credit rules. Significant judgment is required to determine the recognition and measurement attributes prescribed in the accounting guidance for uncertainty in income taxes. The accounting guidance for uncertainty in income taxes applies to all income tax positions, including the potential recovery of previously paid taxes, which if settled unfavorably could adversely impact our provision for income taxes or additional paid-in capital. Further, as a result of certain of our ongoing employment and capital investment actions and commitments, our income in certain countries is subject to reduced tax rates and in some cases is wholly exempt from tax. Our failure to meet these commitments could adversely impact our provision for income taxes. In addition, we are subject to the continuous examination of our income tax returns by the Internal Revenue Service (IRS) and other tax authorities. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes. There can be no assurance that the outcomes from these continuous examinations will not have an adverse impact on our operating results and financial condition.

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

DISCUSSION OF FISCAL 2011, 2010, AND 2009

Fiscal 2011, 2010, and 2009 were 52, 53, and 52-week fiscal years, respectively.

Net Sales

The following table presents the breakdown of net sales between product and service revenue (in millions, except percentages):

Years Ended	July 30, 2011	July 31, 2010	Variance in Dollars	Variance in Percent	July 31, 2010	July 25, 2009	Variance in Dollars	Variance in Percent
Net sales:
Product	$34,526	$32,420	$2,106	6.5%	$32,420	$29,131	$3,289	11.3%
Percentage of net sales	79.9%	81.0%			81.0%	80.7%
Service	8,692	7,620	1,072	14.1%	7,620	6,986	634	9.1%
Percentage of net sales	20.1%	19.0%			19.0%	19.3%

Total	$43,218	$40,040	$3,178	7.9%	$40,040	$36,117	$3,923	10.9%

We manage our business primarily on a geographic basis, organized into four geographic segments. Our net sales, which include product and service revenue for each segment are summarized in the following table (in millions, except percentages):

Years Ended	July 30, 2011	July 31, 2010	Variance in Dollars	Variance in Percent	July 31, 2010	July 25, 2009	Variance in Dollars	Variance in Percent
Net sales:
United States and Canada	$23,115	$21,740	$1,375	6.3%	$21,740	$19,345	$2,395	12.4%
Percentage of net sales	53.5%	54.3%			54.3%	53.5%
European Markets	8,536	8,048	488	6.1%	8,048	7,683	365	4.8%
Percentage of net sales	19.8%	20.1%			20.1%	21.3%
Emerging Markets	4,966	4,367	599	13.7%	4,367	3,999	368	9.2%
Percentage of net sales	11.4%	10.9%			10.9%	11.1%
Asia Pacific Markets	6,601	5,885	716	12.2%	5,885	5,090	795	15.6%
Percentage of net sales	15.3%	14.7%			14.7%	14.1%

Total	$43,218	$40,040	$3,178	7.9%	$40,040	$36,117	$3,923	10.9%

Fiscal 2011 Compared with Fiscal 2010

For fiscal 2011, as compared with fiscal 2010, net sales increased by 8%. Within total net sales growth, net product sales increased by 6%, while service revenue increased by 14%. Our product and service revenue totals each reflected sales growth across each of our geographic segments. The sales increase was due to customer acceptance of the new product transitions taking place in our core business, sales growth in our New Products category, and the strong performance of our services solutions.

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

In addition to the impact of macroeconomic factors, including a reduced IT spending environment and budget-driven reductions in spending by government entities, net sales by segment in a particular period may be significantly impacted by several factors related to revenue recognition, including the complexity of transactions such as multiple-element arrangements; the mix of financing arrangements provided to our channel partners and customers; and final acceptance of the product, system, or solution, among other factors. In addition, certain customers tend to make large and sporadic purchases, and the net sales related to these transactions may also be affected by the timing of revenue recognition, which in turn would impact the net sales of the relevant segment. As has been the case in our Emerging Markets segment from time to time, customers require greater levels of financing arrangements, service, and support and this may occur in future periods, which may also impact the timing of the recognition of revenue.

Fiscal 2010 Compared with Fiscal 2009

Net sales increased across all of our geographic segments in fiscal 2010 as compared with fiscal 2009. In our view, the sales increase in fiscal 2010 was a result of the global demand recovery during fiscal 2010 in comparison to the weakness we experienced for most of fiscal 2009. We had an increase in both net product sales and service revenue in fiscal 2010 compared with fiscal 2009. From a customer market perspective, in fiscal 2010 we saw an improved demand environment for capital expenditures and balanced growth across all of our customer markets.

Net Product Sales by Segment

The following table presents the breakdown of net product sales by segment (in millions, except percentages):

Years Ended	July 30, 2011	July 31, 2010	Variance in Dollars	Variance in Percent	July 31, 2010	July 25, 2009	Variance in Dollars	Variance in Percent
Net product sales:
United States and Canada	$17,705	$16,915	$790	4.7%	$16,915	$14,866	$2,049	13.8%
Percentage of net product sales	51.3%	52.2%			52.2%	51.0%
European Markets	7,200	6,821	379	5.6%	6,821	6,579	242	3.7%
Percentage of net product sales	20.9%	21.0%			21.0%	22.6%
Emerging Markets	4,174	3,728	446	12.0%	3,728	3,377	351	10.4%
Percentage of net product sales	12.0%	11.5%			11.5%	11.6%
Asia Pacific Markets	5,447	4,956	491	9.9%	4,956	4,309	647	15.0%
Percentage of net product sales	15.8%	15.3%			15.3%	14.8%

Total	$34,526	$32,420	$2,106	6.5%	$32,420	$29,131	$3,289	11.3%

United States and Canada

Fiscal 2011 Compared with Fiscal 2010

For fiscal 2011, as compared with fiscal 2010, net product sales in the United States and Canada segment increased by 5%. Net product sales increased 3% in the United States and increased 31% in Canada. The increase in net product sales was across most of our customer markets in the United States and Canada segment, led by the net product sales growth in our commercial market, followed by smaller increases in net product sales growth in both the service provider and enterprise markets. Net product sales in the consumer market declined during fiscal 2011 as we exited the Flip Video cameras business and experienced weakness in sales of our networked home products. Within the enterprise market, net product sales to the U.S. public sector decreased due to a decrease in sales to the U.S. federal government, while sales to the state and local government submarket were flat. The challenges experienced in fiscal 2011 within the public sector submarket of our enterprise market may continue into fiscal 2012.

Fiscal 2010 Compared with Fiscal 2009

Net product sales in the United States and Canada segment increased during fiscal 2010 compared with fiscal 2009 due to the improvement in the economic environment in this segment. The increase in net product sales compared with fiscal 2009 was across all of our customer markets in the United States and Canada segment, led by the commercial and enterprise markets. Within the enterprise market, net product sales to the U.S. federal government increased as compared with fiscal 2009. Our net product sales in the consumer market for fiscal 2010 increased compared with fiscal 2009, primarily due to sales of Flip Video cameras from the acquisition of Pure Digital, which we acquired in the fourth quarter of fiscal 2009. From a product perspective, the increase in fiscal 2010 net product sales in this segment was driven in large part by higher sales of our switching products.

European Markets

Fiscal 2011 Compared with Fiscal 2010

For fiscal 2011, as compared with fiscal 2010, net product sales in the European Markets segment increased by 6%. The increase in net product sales in the European Markets segment was due to growth in the service provider and enterprise markets. Sales to the commercial market were flat, while sales in the consumer market declined for fiscal 2011, as compared with fiscal 2010. From a country perspective, for fiscal 2011 as compared with fiscal 2010, net product sales increased by approximately 17% in France, 13% in the Netherlands, 2% in Germany, 1% in the United Kingdom, and were flat in Italy.

Fiscal 2010 Compared with Fiscal 2009

The slight increase in net product sales in the European Markets segment in fiscal 2010 compared with fiscal 2009 was driven by increased sales across most of our customer markets in this segment, with particular strength in the enterprise and commercial markets. From a country perspective, net product sales increased in the United Kingdom and France while decreasing for both Germany and Italy compared with fiscal 2009. Our European Markets segment grew more slowly relative to other segments on a year-over-year basis, which we believe was attributable in part to the fact that many of the countries in this segment were among the last countries to begin experiencing the economic downturn in fiscal 2009, and consequently some of these countries are recovering later. Product sales growth in this segment began to strengthen in the second half of fiscal 2010. During fiscal 2010 we did not see significant negative effects on our net product sales in the European Markets segment from the economic and financial turmoil related to sovereign debt issues in certain European countries.

Emerging Markets

Fiscal 2011 Compared with Fiscal 2010

For fiscal 2011, as compared with fiscal 2010, net product sales in the Emerging Markets segment increased by 12%. The net product sales increase was led by a sales increase in the commercial market followed by sales increases in the service provider and enterprise markets. Net product sales in the consumer market declined for fiscal 2011, as compared with fiscal 2010. From a country perspective, net product sales increased by approximately 63% in Russia, 20% in Brazil, and 8% in Mexico.

Fiscal 2010 Compared with Fiscal 2009

Net product sales in the Emerging Markets segment increased, primarily as a result of increased product sales across all of our customer markets, with the exception of the consumer market. We experienced a return to stronger year-over-year sales growth in the second half of fiscal 2010, led by Brazil, Mexico, and Russia.

Asia Pacific Markets

Fiscal 2011 Compared with Fiscal 2010

For fiscal 2011, as compared with fiscal 2010, net product sales in our Asia Pacific Markets segment increased by 10%. The increase was led by sales growth in the commercial and enterprise markets and to a lesser extent sales growth in the service provider market. Net product sales in the consumer market declined for fiscal 2011, as compared with fiscal 2010. During fiscal 2011 we experienced weakness within our public sector market in our Asia Pacific Markets segment. We may continue to experience challenging conditions in the public sector market in fiscal 2012. From a country perspective, net product sales increased by approximately 13% in India, 11% in China, 8% in Australia, and 7% in Japan.

Fiscal 2010 Compared with Fiscal 2009

The increase in net product sales in the Asia Pacific Markets segment in fiscal 2010 compared with fiscal 2009 was attributable to increased product sales to our enterprise, commercial, and service provider markets in this segment. In fiscal 2010 we experienced strength in most countries, including China, Australia and Japan, each of which is among the largest countries in this segment.

Net Product Sales by Groups of Similar Products

In addition to the primary view on a geographic basis, we also prepare financial information related to groups of similar products and customer markets for various purposes. Effective as of the first quarter of fiscal 2011, we have regrouped our presentation of products and technologies formerly grouped as either Advanced Technologies or Other into two new categories called New Products and Other Products. The New Products category includes some products that had previously been grouped in the category called Advanced Technology products and also includes some products that had previously been in the category called Other. The New Products category consists of the following subcategories: video connected home (networked home, Pure Digital products, video systems, and cable products); collaboration (unified communications and Cisco TelePresence); security; wireless; and data center (application networking services, storage, and Cisco Unified Computing System products). The Other Products category consists primarily of optical networking products and emerging technology products.

The following table presents net sales for groups of similar products (in millions, except percentages):

Years Ended	July 30, 2011	July 31, 2010	Variance in Dollars	Variance in Percent	July 31, 2010	July 25, 2009	Variance in Dollars	Variance in Percent
Net product sales:
Routers	$7,100	$6,728	$372	5.5%	$6,728	$6,521	$207	3.2%
Percentage of net product sales	20.6%	20.8%			20.8%	22.4%
Switches	13,418	13,454	(36)	(0.3%)	13,454	11,923	1,531	12.8%
Percentage of net product sales	38.9%	41.5%			41.5%	40.9%
New Products	13,025	11,386	1,639	14.4%	11,386	9,859	1,527	15.5%
Percentage of net product sales	37.7%	35.1%			35.1%	33.8%
Other Products	983	852	131	15.4%	852	828	24	2.9%
Percentage of net product sales	2.8%	2.6%			2.6%	2.9%

Total	$34,526	$32,420	$2,106	6.5%	$32,420	$29,131	$3,289	11.3%

Routers

Fiscal 2011 Compared with Fiscal 2010

We categorize our routers primarily as high-end, midrange, and low-end routers. For fiscal 2011 as compared with fiscal 2010, growth in sales of our Routers product category was driven by an 8%, or $334 million, increase in sales of our high-end routers. Within high-end router products, the increase was driven by higher sales of Cisco Aggregation Services Routers (ASR) 5000 products from our December 2009 acquisition of Starent and higher sales of the Cisco ASR 1000 and Cisco ASR 9000 products. These increases were partially offset by lower sales of Cisco 12000 Series Routers and Cisco 7600 Series Routers. For fiscal 2011, midrange and low-end routers each increased sales by 2%, or $16 million, and $30 million, respectively, compared with fiscal 2010. Small office routing experienced a small revenue decline.

Fiscal 2010 Compared with Fiscal 2009

Our sales of routers increased in our high-end category in fiscal 2010 by 10%, or $409 million, while sales of routers declined in both the midrange and low-end categories by 11% and 5%, respectively. Within the high-end router category, the increase was driven by higher sales of the Cisco CRS-1 Carrier Routing System, Cisco 7600 Series Routers, and Cisco ASR 1000 and 9000 products, and the inclusion of the Cisco ASR 5000 products from our acquisition of Starent, partially offset by lower sales of Cisco 12000 Series Routers. Our decline in sales of midrange and low-end routers was primarily due to a decline in sales of our integrated services routers.

Switches

Fiscal 2011 Compared with Fiscal 2010

Net product sales in our Switches product category were relatively flat in fiscal 2011 compared with fiscal 2010, which was due to the combined effect of continuing transitions taking place in our product portfolio, lower public sector spending, and the impact of increased competitive pressures. Since approximately 25% of our switching business is derived from sales to the public sector, reductions in public sector spending in developed markets around the world could continue to present challenges for our switching sales performance. Within our Switches product category, higher sales of LAN fixed-configuration switches partially offset lower sales of modular switches. Sales of LAN fixed-configuration switches increased 3%, or $240 million, while sales of modular switches decreased 4%, or $275 million. The increase in LAN fixed-configuration switches was primarily due to increased sales of Cisco Catalyst 2960 Series Switches and Cisco Nexus 2000 and 5000 Series Switches, partially offset by decreased sales of Cisco Catalyst 3560 and 3750 Series Switches. The decrease in sales of modular switches was primarily due to decreased sales of Cisco Catalyst 6500 Series Switches, partially offset by increased sales of Cisco Nexus 7000 and Cisco Catalyst 4500 Series Switches.

Fiscal 2010 Compared with Fiscal 2009

The increase in net product sales related to switches in fiscal 2010 compared with fiscal 2009 was due primarily to higher sales of our modular and LAN fixed-configuration switches of approximately $882 million and $649 million, respectively. The increase in sales of modular switches was primarily due to the increased sales of our Cisco Nexus 7000 and Cisco Catalyst 4500 Series Switches, partially offset by decreased sales of our Cisco Catalyst 6000 Series Switches. The increase in LAN fixed-configuration switches was primarily due to increased sales of Cisco Catalyst 2960 Series Switches and Cisco Nexus 5000 and 2000 Series Switches, partially offset by decreased sales of our Cisco Catalyst 3560 Series Switches.

New Products

Fiscal 2011 Compared with Fiscal 2010

•

Sales of collaboration products increased by 31%, or $972 million, primarily due to the inclusion of Tandberg sales within our Cisco TelePresence systems product line following our fiscal 2010 third quarter acquisition of Tandberg, and a 4% increase in sales of unified communications products, primarily IP phones and collaborative web-based offerings.

•

Sales of data center products increased by 44%, or $491 million, due to sales growth of over 273%, or $496 million, of Cisco Unified Computing System products and due to storage sales growth of 9%, or $43 million, attributable to increased sales of our Cisco MDS 9000 product line. These increases were partially offset by a 12% decline in sales of application networking services products.

•	Sales of wireless products increased by 26%, or $303 million, which was primarily due to continued customer adoption of and migration to the Cisco Unified Wireless Network architecture.

•	Sales of video connected home products were relatively flat. Sales of service provider video products increased by 6%, or $208 million, as increased sales of cable and cable modem products of 18% and

55%, respectively, were offset by a sales decline in video systems of 1%. The increased sales of service provider video products were partially offset by lower sales of virtual home products, due to a decline of 26% in sales of networked home products and due to an 11% decline in sales of Flip Video cameras, attributable to our exit of the video camera business in the third quarter of fiscal 2011.

•

Sales of security products decreased by 8%, or $143 million. Our decreased sales of security products were the result of lower sales of module and line cards related to our routers and LAN switches, partially offset by increased sales of our web and email security products.

Fiscal 2010 Compared with Fiscal 2009

•

Sales of video connected home products increased by approximately $359 million due to increased sales of $317 million of Flip Video cameras attributable to our Pure Digital acquisition in the fourth quarter of fiscal 2009, along with a $248 million increase in sales of cable products. These increases were partially offset by a decrease of $133 million in sales of networked home products, primarily due to lower sales of routers and adapters, and due to a decline of $57 million in sales of video systems, primarily attributable to lower sales for digital set-top boxes.

•

Sales of collaboration products increased by approximately $556 million due to an increase of $293 million in sales of unified communications products, primarily due to higher sales of IP phones and associated software, and higher sales of our web-based collaboration offerings. The increase in collaboration products was also due to a sales increase of $263 million in Cisco TelePresence systems products, which was primarily attributable to our acquisition of Tandberg completed at the end of the third quarter of fiscal 2010.

•

Sales of security products increased by approximately $189 million. Our increased sales of security products were a result of increased sales of our web and email security products as well as our security appliance products, each of which integrates multiple technologies (including virtual private network (VPN), firewall, and intrusion-prevention services) on one platform, partially offset by lower sales of module and line-cards related to our routers and LAN switches.

•

Sales of data center products increased by approximately $249 million due to an increase of $181 million in sales of Cisco Unified Computing System products and an increase of $68 million in sales of storage area networking products. The increase in sales of storage products resulted primarily from higher sales of our Cisco MDS 9000 product line. Sales of application networking services declined; however, the decline was offset by higher server virtualization sales.

•	Sales of wireless products increased by approximately $174 million, primarily due to increases in the customer adoption of and migration to the Cisco Unified Wireless Network architecture.

Other Products

Fiscal 2011 Compared with Fiscal 2010

The increase in Other Product revenue during fiscal 2011, as compared with fiscal 2010, was primarily due to a 19% increase in sales of optical networking products and a 17% increase in emerging technology products.

Fiscal 2010 Compared with Fiscal 2009

The increase in Other Products revenue in fiscal 2010 compared with fiscal 2009 was primarily due to a 99% increase in sales of emerging technology products, partially offset by a 1% decline in sales of optical networking products.

Net Service Sales by Segment

The following table presents the breakdown of service revenue by segment (in millions, except percentages):

Years Ended	July 30, 2011	July 31, 2010	Variance in Dollars	Variance in Percent	July 31, 2010	July 25, 2009	Variance in Dollars	Variance in Percent
Service revenue:
United States and Canada	$5,410	$4,825	$585	12.1%	$4,825	$4,479	$346	7.7%
Percentage of service revenue	62.2%	63.3%			63.3%	64.1%
European Markets	1,336	1,227	109	8.9%	1,227	1,104	123	11.1%
Percentage of service revenue	15.4%	16.1%			16.1%	15.8%
Emerging Markets	792	639	153	23.9%	639	622	17	2.7%
Percentage of service revenue	9.1%	8.4%			8.4%	8.9%
Asia Pacific Markets	1,154	929	225	24.2%	929	781	148	19.0%
Percentage of service revenue	13.3%	12.2%			12.2%	11.2%

Total	$8,692	$7,620	$1,072	14.1%	$7,620	$6,986	$634	9.1%

Fiscal 2011 Compared with Fiscal 2010

Net service revenue increased across all of our geographic segments, with Emerging Markets and Asia Pacific Markets reporting strong revenue growth. Technical support services revenue increased 12%, and advanced services, which relates to consulting support services for specific network needs, experienced 21% revenue growth. Technical support service revenue increased across all of our geographic segments with particular strength in Emerging Markets and Asia Pacific Markets. Growth in each of our United States and Canada and our European Markets segments also contributed to the overall technical support service revenue growth. Renewals and technical support service contract initiations associated with recent product sales have resulted in a new installed base of equipment being serviced, which was the primary driver for these increases. We experienced revenue growth in advanced services across each of our geographic segments, with strong growth in our Asia Pacific Markets, European Markets, and Emerging Markets segments, followed by slower growth in our United States and Canada segment. Total service revenue growth also benefited from a full year of service revenue attributable to our acquisitions of Tandberg and Starent during fiscal 2010.

Fiscal 2010 Compared with Fiscal 2009

Net service revenue increased across all of our geographic segments in fiscal 2010, with particular strength in our Asia Pacific Markets. The increase in total service revenue was due to growth from technical support services as well as increased revenue from advanced services. Technical support service revenue increased across all of our geographic segments, with solid growth in our Asia Pacific Markets and European Markets segments. In fiscal 2010, we experienced advanced services revenue growth across each of our geographic segments except for our Emerging Markets segment. Total service revenue growth in fiscal 2010 also benefited from incremental revenue from our acquisitions during fiscal 2010 of Tandberg and Starent. Renewals and technical support service contract initiations associated with product sales during fiscal 2010 have resulted in a new installed base of equipment being serviced, contributing to these increases.

Gross Margin

The following table presents the gross margin for products and services (in millions, except percentages):

	AMOUNT			PERCENTAGE
Years Ended	July 30, 2011	July 31, 2010	July 25, 2009	July 30, 2011	July 31, 2010	July 25, 2009
Gross margin:
Product	$20,879	$20,800	$18,650	60.5%	64.2%	64.0%
Service	5,657	4,843	4,444	65.1%	63.6%	63.6%

Total	$26,536	$25,643	$23,094	61.4%	64.0%	63.9%

Product Gross Margin

Fiscal 2011 Compared with Fiscal 2010

The following table summarizes the key factors that contributed to the change in product gross margin percentage from fiscal 2010 to fiscal 2011:

Product Gross Margin Percentage
Fiscal 2010	64.2%
Sales discounts, rebates, and product pricing	(2.9)%
Mix of products sold	(1.6)%
Amortization of purchased intangible assets	(0.6)%
Restructuring and other charges	(0.4)%
Overall manufacturing costs	1.4%
Shipment volume, net of certain variable costs	0.4%

Fiscal 2011	60.5%

In fiscal 2011, product gross margin decreased by 3.7 percentage points. The decrease was primarily due to the impact of higher sales discounts, rebates, and unfavorable product pricing which were driven by normal market factors and by the geographic mix of product revenue. These factors impacted most of our customer markets and all of our geographic segments. Additionally, our product gross margin was negatively impacted by the shift in the mix of products sold as a result of revenue declines in our higher margin switching products coupled with revenue increases from our lower margin Cisco Unified Computing System products. Higher year-over-year impairment charges related to acquisition-related intangible assets and higher restructuring and other charges, both primarily in the consumer business, also contributed to the decline in our product gross margin percentage. These negative factors were partially offset by lower overall manufacturing costs and by slightly higher shipment volume. The lower overall manufacturing costs were in part due to favorable component pricing, continued operational efficiency in manufacturing operations, and value engineering. Value engineering is the process by which production costs are reduced through component redesign, board configuration, test processes, and transformation processes.

Our future gross margins could be impacted by our product mix and by further growth in sales of products that have lower gross margins, such as Cisco Unified Computing System products. Our gross margins may also be impacted by the geographic mix of our revenue or, as was the case in fiscal 2011 and 2010, by increased sales discounts, rebates, and product pricing, which may be attributable to competitive factors. Additionally, our manufacturing-related costs may be negatively impacted by constraints in our supply chain. If any of the preceding factors that impact our gross margins are adversely affected in future periods, our product and service gross margins could continue to decline.

Fiscal 2010 Compared with Fiscal 2009

The following table summarizes the key factors that contributed to the change in product gross margin percentage from fiscal 2009 to fiscal 2010:

Product Gross Margin Percentage
Fiscal 2009	64.0%
Overall manufacturing costs	1.7%
Shipment volume, net of certain variable costs	0.6%
Mix of products sold	0.1%
Sales discounts, rebates, and product pricing	(2.2)%

Fiscal 2010	64.2%

Product gross margin for fiscal 2010 increased by 0.2 percentage points compared with fiscal 2009, due primarily to lower overall manufacturing costs driven by strong operational efficiency in manufacturing operations, value engineering, and a reduction in other manufacturing-related costs. The product gross margin for fiscal 2010 also benefited from the increase in shipment volume. A favorable product mix contributed slightly to the increase in product gross margin percentage. Fiscal 2010 product gross margin was negatively impacted by sales discounts, rebates, and product pricing, which were driven by normal market factors, as well as the geographic mix of product revenue. The impact from sales discounts, rebates and product pricing was within our expected range.

Service Gross Margin

Fiscal 2011 Compared with Fiscal 2010

Our service gross margin percentage increased by 1.5 percentage points for fiscal 2011, as compared with fiscal 2010, with both technical support services and advanced services experiencing higher gross margins. The increase was primarily due to higher sales volume. Partially offsetting the volume increases were unfavorable mix impacts, primarily due to advanced services representing a higher proportion of service revenue in fiscal 2011 and due to increased service delivery costs. Gross margin in technical support services increased primarily as a result of increased sales volume and lower headcount-related cost impacts. These benefits were partially offset by increased support service delivery costs, particularly from outside services. Advanced services gross margin increased primarily due to strong volume growth partially offset by higher delivery team costs, which were partially headcount related. Our revenue from advanced services may increase to a higher proportion of total service revenue due to our continued focus on providing comprehensive support to our customers’ networking devices, applications, and infrastructures.

Our service gross margin normally experiences some fluctuations due to various factors such as the timing of contract initiations in our renewals, our strategic investments in headcount, and resources to support the overall service business. Other factors include the mix of service offerings, as the gross margin from our advanced services is typically lower than the gross margin from technical support services.

Fiscal 2010 Compared with Fiscal 2009

Our service gross margin percentage was unchanged from fiscal 2009 due to higher margins for technical support services offset by a decline in the gross margin for advanced services. The increase in technical support service gross margin in fiscal 2010 from fiscal 2009 was primarily a result of increased volume. Technical support margins will experience some variability due to various factors such as the timing of technical support service contract initiations and renewals as well as the timing of our strategic investments in headcount and resources to support this business. The decrease in advanced services gross margin in fiscal 2010 from fiscal 2009 was primarily due to increased headcount costs, partially offset by higher volume.

Gross Margin by Segment

The following table presents the total gross margin for each segment (in millions, except percentages):

	AMOUNT			PERCENTAGE
Years Ended	July 30, 2011	July 31, 2010	July 25, 2009	July 30, 2011	July 31, 2010	July 25, 2009
Gross margin:
United States and Canada	$14,618	$14,042	$12,660	63.2%	64.6%	65.4%
European Markets	5,529	5,425	5,116	64.8%	67.4%	66.6%
Emerging Markets	3,067	2,805	2,438	61.8%	64.2%	61.0%
Asia Pacific Markets	4,147	3,847	3,272	62.8%	65.4%	64.3%

Segment total	27,361	26,119	23,486	63.3%	65.2%	65.0%
Unallocated corporate items (1)	(825)	(476)	(392)

Total	$26,536	$25,643	$23,094	61.4%	64.0%	63.9%

(1)

The unallocated corporate items include the effects of amortization and impairments of acquisition-related intangible assets, share-based compensation expense, and other asset impairments and restructurings. We do not allocate these items to the gross margin for each segment because management does not include such information in measuring the performance of the operating segments.

Fiscal 2011 Compared with Fiscal 2010

For fiscal 2011, as compared with fiscal 2010, the gross margin percentage across all geographic segments declined primarily due to higher sales discounts, rebates, and unfavorable pricing, as well as due to a product mix shift. These declines were partially offset by the impacts from increased shipment volume and lower overall manufacturing costs across all geographic segments. The gross margin percentage for a particular segment may fluctuate, and period-to-period changes in such percentages may or may not be indicative of a trend for that segment. Our product and service gross margins may be impacted by economic downturns or uncertain economic conditions as well as our movement into new market opportunities, and could decline if any of the factors that impact our gross margins are adversely affected in future periods.

Fiscal 2010 Compared with Fiscal 2009

In fiscal 2010, the gross margin percentage in the United States and Canada segment declined compared with fiscal 2009, primarily due to higher sales discounts and a lower service gross margin. The decline was partially offset by the impacts from increased shipment volume and lower overall manufacturing costs. The gross margin percentage in the European Markets segment increased during fiscal 2010 compared with fiscal 2009 due primarily to lower overall manufacturing costs, increased shipment volume and favorable product mix. The increase in this segment was partially offset by the impact of higher sales discounts. In fiscal 2010, the gross margin percentage in the Emerging Markets segment increased compared with fiscal 2009 due primarily to lower overall manufacturing costs, partially offset by the impact of higher sales discounts. The gross margin percentage in the Asia Pacific Markets segment increased during fiscal 2010 compared with fiscal 2009, due primarily to higher shipment volume and lower overall manufacturing costs. Gross margin in the Asia Pacific Markets segment also benefited from favorable mix shifts in Japan. Partially offsetting this increase was the impact of higher sales discounts. For each of our segments, the negative impact of sales discounts, rebates and product pricing was driven by normal market factors and was within our expected range.

Factors That May Impact Net Sales and Gross Margin

Net product sales may continue to be affected by factors, including global economic downturns and related market uncertainty, that have resulted in reduced or cautious spending in our global enterprise, service provider, and commercial markets; changes in the geopolitical environment and global economic conditions; competition, including price-focused competitors from Asia, especially from China; new product introductions; sales cycles and product implementation cycles; changes in the mix of our customers between service provider and enterprise markets; changes in the mix of direct sales and indirect sales; variations in sales channels; and final acceptance criteria of the product, system, or solution as specified by the customer. Sales to the service provider market have been and may be in the future characterized by large and sporadic purchases, especially relating to our router sales and sales of certain products within our New Products category. In addition, service provider customers typically have longer implementation cycles; require a broader range of services, including network design services; and often have acceptance provisions that can lead to a delay in revenue recognition. Certain of our customers in the Emerging Markets segment also tend to make large and sporadic purchases, and the net sales related to these transactions may similarly be affected by the timing of revenue recognition. As we focus on new market opportunities, customers may require greater levels of financing arrangements, service, and support, especially in the Emerging Markets segment, which in turn may result in a delay in the timing of revenue recognition. To improve customer satisfaction, we continue to focus on managing our manufacturing lead-time performance, which may result in corresponding reductions in order backlog. A decline in backlog levels could result in more variability and less predictability in our quarter-to-quarter net sales and operating results.

Net product sales may also be adversely affected by fluctuations in demand for our products, especially with respect to telecommunications service providers and Internet businesses, whether or not driven by any slowdown in capital expenditures in the service provider market; price and product competition in the communications and information technology industry; introduction and market acceptance of new technologies and products; adoption of new networking standards; and financial difficulties experienced by our customers. We may, from time to time, experience manufacturing issues that create a delay in our suppliers’ ability to provide specific components, resulting in delayed shipments. To the extent that manufacturing issues and any related component shortages result in delayed shipments in the future, and particularly in periods when we and our suppliers are operating at higher levels of capacity, it is possible that revenue for a quarter could be adversely affected if such matters are not remediated within the same quarter. For additional factors that may impact net product sales, see “Part I, Item 1A. Risk Factors.”

Our distributors and retail partners participate in various cooperative marketing and other programs. Increased sales to our distributors and retail partners generally result in greater difficulty in forecasting the mix of our products and, to a certain degree, the timing of orders from our customers. We recognize revenue for sales to our distributors and retail partners generally based on a sell-through method using information provided by them, and we maintain estimated accruals and allowances for all cooperative marketing and other programs.

Product gross margin may be adversely affected in the future by changes in the mix of products sold, including periods of increased growth of some of our lower margin products; introduction of new products, including products with price-performance advantages; our ability to reduce production costs; entry into new markets, including markets with different pricing structures and cost structures, as a result of internal development or through acquisitions; changes in distribution channels; price competition, including competitors from Asia, especially those from China; changes in geographic mix of our product sales; the timing of revenue recognition and revenue deferrals; sales discounts; increases in material or labor costs, including share-based compensation expense; excess inventory and obsolescence charges; warranty costs; changes in shipment volume; loss of cost savings due to changes in component pricing; effects of value engineering; inventory holding charges; and the extent to which we successfully execute on our strategy and operating plans. Additionally, our manufacturing-related costs may be negatively impacted by constraints in our supply chain. Service gross margin may be impacted by various factors such as the change in mix between technical support services and advanced services; the timing of technical support service contract initiations and renewals; share-based compensation expense; and the timing of our strategic investments in headcount and resources to support this business.

Research and Development (R&D), Sales and Marketing, and General and Administrative (G&A) Expenses

R&D, sales and marketing, and G&A expenses are summarized in the following table (in millions, except percentages):

Years Ended	July 30, 2011	July 31, 2010	Variance in Dollars	Variance in Percent	July 31, 2010	July 25, 2009	Variance in Dollars	Variance in Percent
Research and development	$5,823	$5,273	$550	10.4%	$5,273	$5,208	$65	1.2%
Percentage of net sales	13.5%	13.2%			13.2%	14.4%
Sales and marketing	9,812	8,782	1,030	11.7%	8,782	8,444	338	4.0%
Percentage of net sales	22.7%	21.9%			21.9%	23.4%
General and administrative	1,908	1,933	(25)	(1.3%)	1,933	1,524	409	26.8%
Percentage of net sales	4.4%	4.8%			4.8%	4.2%

Total	$17,543	$15,988	$1,555	9.7%	$15,988	$15,176	$812	5.4%
Percentage of net sales	40.6%	39.9%			39.9%	42.0%

Fiscal 2010 had an extra week compared with fiscal 2011 and fiscal 2009. We estimate that the extra week contributed approximately $150 million of additional research and development, sales and marketing, and general and administrative expense in fiscal 2010. In fiscal 2012 we plan to reduce our annualized expense run rate by approximately $1 billion. The year-over-year changes within operating expenses, including the effects of foreign currency exchange rates, net of hedging, are summarized by line item as follows:

R&D Expenses

Fiscal 2011 Compared with Fiscal 2010

The increase in R&D expenses for fiscal 2011, as compared with fiscal 2010, was primarily due to higher headcount-related expenses, higher contracted services, and increased depreciation and equipment expenditures. The increase in depreciation expense was partially acquisition related. We continue to invest in R&D in order to bring a broad range of products to market in a timely fashion. If we believe that we are unable to enter a particular market in a timely manner with internally developed products, we may purchase or license technology from other businesses, or we may partner with or acquire businesses as an alternative to internal R&D.

Fiscal 2010 Compared with Fiscal 2009

The slight increase in R&D expenses for fiscal 2010 was primarily due to higher headcount-related expenses, including increased variable compensation expense and the impact of acquisitions, higher share-based compensation expense, and the impact of the extra week in fiscal 2010. Partially offsetting the increase in R&D expenses in fiscal 2010 were lower acquisition-related compensation expenses associated with milestone achievements from prior period acquisitions, and the absence in fiscal 2010 of the enhanced early retirement and limited workforce reduction charges incurred during fiscal 2009.

Sales and Marketing Expenses

Fiscal 2011 Compared with Fiscal 2010

Sales and marketing expenses for fiscal 2011 increased compared with fiscal 2010 due to an increase of $851 million in sales expenses and an increase of $179 million in marketing expenses. Both the sales expense and the marketing expense components of the category increased for fiscal 2011 due to higher headcount-related expenses, as well as higher outside services costs, higher depreciation expense, and increased share-based compensation expense. Additionally, marketing expenses for fiscal 2011 increased due to higher advertisement expenses.

Fiscal 2010 Compared with Fiscal 2009

Sales and marketing expenses increased in fiscal 2010 compared with fiscal 2009 due to an increase of $222 million in sales expenses and an increase of $116 million in marketing expenses. Both the sales expense and the marketing expense components of the category increased during fiscal 2010 due to higher headcount-related expenses, including higher variable compensation expense, higher share-based compensation expense, and the impact of the extra week in fiscal 2010.

G&A Expenses

Fiscal 2011 Compared with Fiscal 2010

The decrease in G&A expenses in fiscal 2011, as compared with fiscal 2010, was due to lower real estate-related charges in fiscal 2011 and the absence of non-income tax-related expenses (such as fees and licenses), which were included in fiscal 2010. Partially offsetting these items were higher headcount-related expenses, higher outside services costs for operational support areas, and increased equipment, depreciation, and rent expenses.

Fiscal 2010 Compared with Fiscal 2009

The increase in G&A expenses in fiscal 2010, compared with fiscal 2009 was in part attributable to approximately $130 million of higher real estate-related charges related to impairments and other charges related to excess facilities. Additionally, G&A expenses in fiscal 2010 increased due to higher share-based compensation expense, higher headcount-related expenses, acquisition-related expenses, and higher information technology expenses, as well as the impact of the extra week in fiscal 2010.

Effect of Foreign Currency

In fiscal 2011, foreign currency fluctuations, net of hedging, increased the combined R&D, sales and marketing, and G&A expenses by $53 million, or approximately 0.3%, compared with fiscal 2010. In fiscal 2010, foreign currency fluctuations, net of hedging, increased the combined R&D, sales and marketing, and G&A expenses by $34 million, or approximately 0.2%, compared with fiscal 2009.

Headcount

Fiscal 2011 Compared with Fiscal 2010

For fiscal 2011, our headcount increased by 1,111 employees, the increase being attributable to targeted hiring as part of our investment in growth initiatives, partially offset by the impacts of our voluntary early retirement program and our restructuring activities, which began to reduce our headcount in late fiscal 2011. We expect our headcount to decrease in the near term as part of targeted cost-cutting initiatives, which include the workforce reduction announced in July 2011. Additionally, we also expect our headcount in fiscal 2012 to decrease by approximately 5,000 employees upon the planned completion in fiscal 2012 of the sale of our Juarez, Mexico manufacturing operations.

Fiscal 2010 Compared with Fiscal 2009

For fiscal 2010, our headcount increased by approximately 5,150 employees, which was attributable to the acquisitions of Tandberg and Starent along with targeted hiring as part of our investment in growth initiatives.

Share-Based Compensation Expense

The following table presents share-based compensation expense (in millions):

Years Ended	July 30, 2011	July 31, 2010	July 25, 2009
Cost of sales—product	$61	$57	$46
Cost of sales—service	177	164	128

Share-based compensation expense in cost of sales	238	221	174

Research and development	481	450	382
Sales and marketing	651	602	482
General and administrative	250	244	193

Share-based compensation expense in operating expenses	1,382	1,296	1,057

Total share-based compensation expense	$1,620	$1,517	$1,231

The increase in share-based compensation expense for fiscal 2011 was due primarily to a change in vesting periods from five to four years for awards granted beginning in fiscal 2009, the timing of annual employee grants, and the overall growth in headcount and number of share-based awards granted on a year-over-year basis. Share-based compensation expense increased for fiscal 2010 compared with fiscal 2009 due primarily to the effects of straight-line vesting compared with accelerated vesting for options granted prior to fiscal 2006, a change in vesting periods from five to four years for awards granted beginning in fiscal 2009, and the impact of the extra week in fiscal 2010. See Note 14 to the Consolidated Financial Statements.

Amortization of Purchased Intangible Assets

The following table presents the amortization of purchased intangible assets included in operating expenses (in millions):

Years Ended	July 30, 2011	July 31, 2010	July 25, 2009
Amortization of purchased intangible assets included in operating expenses	$520	$491	$533

For fiscal 2011, as compared with fiscal 2010, the increase in the amortization of purchased intangible assets was due to impairment charges included in operating expenses of $92 million in fiscal 2011, partially offset by lower amortization due to certain purchased intangible assets having become fully amortized. The impairment charges were primarily due to declines in estimated fair value as a result of reductions in expected future cash flows associated with certain of our consumer products. For fiscal 2010, the decrease in the amortization of purchased intangible assets included in operating expenses was primarily due to lower impairment charges in fiscal 2010 as compared with fiscal 2009, partially offset by increased amortization of purchased intangible assets from acquisitions completed during fiscal 2010. For additional information regarding purchased intangible assets, see Note 4 to the Consolidated Financial Statements.

The fair value of acquired technology and patents, as well as acquired technology under development, is determined at acquisition date primarily using the income approach, which discounts expected future cash flows to present value. The discount rates used in the present value calculations are typically derived from a weighted-average cost of capital analysis and then adjusted to reflect risks inherent in the development lifecycle as appropriate. We consider the pricing model for products related to these acquisitions to be standard within the high-technology communications industry, and the applicable discount rates represent the rates that market participants would use for valuation of such intangible assets.

Restructuring and Other Charges

In fiscal 2011, we incurred within operating expenses restructuring charges of $799 million. These charges included $453 million related to a voluntary early retirement program for eligible employees in the United States and Canada; $247 million related to employee severance for other employees subject to our reduction of our work force; and $71 million related to the impairment of goodwill and intangible assets, primarily as a result of the pending sale of our Juarez, Mexico manufacturing operations. We also recorded charges within operating expenses of $28 million related to the consolidation of excess facilities and other activities. We announced in July 2011 that we expected to take up to $1.3 billion in pretax charges as part of our expense reduction actions. We incurred charges of $728 million in the fourth quarter of fiscal 2011 (included as part of the $799 million discussed above) related to these announcements. We expect the remaining charges to be incurred during fiscal 2012.

Interest and Other Income, Net

Interest Income (Expense), Net The following table summarizes interest income and interest expense (in millions):

Years Ended	July 30, 2011	July 31, 2010	Variance in Dollars	July 31, 2010	July 25, 2009	Variance in Dollars
Interest income	$641	$635	$6	$635	$845	$(210)
Interest expense	(628)	(623)	(5)	(623)	(346)	(277)

Interest income (expense), net	$13	$12	$1	$12	$499	$(487)

Fiscal 2011 Compared with Fiscal 2010

Interest income increased slightly in fiscal 2011 due to increased income from financing receivables offsetting the effect of lower average interest rates on our portfolio of cash, cash equivalents, and fixed income investments. The increase in interest expense in fiscal 2011, as compared with fiscal 2010, was due to higher average debt balances during fiscal 2011 attributable to our senior debt issuance in March 2011. Partially offsetting the impact of higher average debt balances during fiscal 2011 is the effect of lower average interest rates on our debt during fiscal 2011.

Fiscal 2010 Compared with Fiscal 2009

The decrease in interest income in fiscal 2010 compared with fiscal 2009 was due to lower average interest rates, partially offset by higher average total cash and cash equivalents and fixed income security balances in fiscal

2010. The increase in interest expense in fiscal 2010, compared with fiscal 2009, was primarily due to additional interest expense related to our senior debt issuances in November 2009 and February 2009.

Other Income (Loss), Net The components of other income (loss), net, are summarized as follows (in millions):

Years Ended	July 30, 2011	July 31, 2010	Variance in Dollars	July 31, 2010	July 25, 2009	Variance in Dollars
Gains (losses) on investments, net:
Publicly traded equity securities	$88	$66	$22	$66	$86	$(20)
Fixed income securities	91	103	(12)	103	(110)	213

Total available-for-sale investments	179	169	10	169	(24)	193
Privately held companies	34	54	(20)	54	(56)	110

Net gains (losses) on investments	213	223	(10)	223	(80)	303
Other gains (losses), net	(75)	16	(91)	16	(48)	64

Other income (loss), net	$138	$239	$(101)	$239	$(128)	$367

Fiscal 2011 Compared with Fiscal 2010

The increase in total net gains on available-for-sale investments in fiscal 2011 compared with fiscal 2010 was primarily attributable to higher gains on publicly traded equity securities, partially offset by lower gains on fixed income securities in fiscal 2011. These changes were the result of market conditions and the timing of sales of these securities. See Note 8 to the Consolidated Financial Statements for the unrealized gains and losses on investments.

For fiscal 2011 as compared with fiscal 2010, the decline in net gains on investments in privately held companies was due to lower net equity method gains and lower gains on sales. The decline was partially offset by lower impairment charges on investments in privately held companies. Impairment charges on investments in privately held companies were $10 million and $25 million for fiscal 2011 and 2010, respectively.

The change in other gains and (losses), net for fiscal 2011 as compared with fiscal 2010 was primarily due to fiscal 2011 experiencing lower gains from customer lease terminations, higher donations expense, and unfavorable foreign exchange impacts.

Fiscal 2010 Compared with Fiscal 2009

For fiscal 2010, the increase in net gains on available-for-sale investments was due to the absence of impairment charges on these securities during fiscal 2010. For fiscal 2009, the net gains and losses on fixed income securities included impairment charges of $219 million and net gains on publicly traded equity securities included impairment charges of $39 million.

The change in net gains (losses) on investments in privately held companies in fiscal 2010, compared with fiscal 2009, was primarily due to higher realized gains and lower impairment charges in fiscal 2010. Net losses on investments in privately held companies included impairment charges of $25 million in fiscal 2010 compared with $85 million in fiscal 2009.

Other gains (losses), net for fiscal 2010 increased due primarily to gains resulting from customer operating lease terminations.

Provision for Income Taxes

Fiscal 2011 Compared with Fiscal 2010

The provision for income taxes resulted in an effective tax rate of 17.1% for fiscal 2011, compared with 17.5% for fiscal 2010. During fiscal 2010, the U.S. Court of Appeals for the Ninth Circuit (the “Ninth Circuit”) withdrew its prior holding and reaffirmed the 2005 U.S. Tax Court ruling in Xilinx, Inc. v. Commissioner. The net 0.4 percentage point decrease in the effective tax rate between fiscal years was attributable to the absence in fiscal 2011 of this tax benefit of $158 million, or 1.7 percentage points, offset by other items including the tax benefit of $188 million, or 2.5 percentage points, related to the retroactive reinstatement of the U.S. federal R&D credit.

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

For a full reconciliation of our effective tax rate to the U.S. federal statutory rate of 35% and for further explanation of our provision for income taxes, see Note 15 to the Consolidated Financial Statements.

Fiscal 2010 Compared with Fiscal 2009

The provision for income taxes resulted in an effective tax rate of 17.5% for fiscal 2010, compared with an effective tax rate of 20.3% for fiscal 2009. As discussed above, during fiscal 2010 the Ninth Circuit withdrew its prior holding and reaffirmed the 2005 U.S. Tax Court ruling in Xilinx, Inc. v. Commissioner. This final decision effectively reversed the corresponding tax charge in fiscal 2009. The net 2.8 percentage point decrease in the effective tax rate between fiscal years was primarily attributable to this benefit and the absence in fiscal 2010 of the corresponding charge from fiscal 2009, partially offset by the absence in fiscal 2010 of the fiscal 2009 tax benefit of $106 million, or 1.4 percentage points, related to the retroactive portion of the U.S. federal R&D credit reinstatement.

LIQUIDITY AND CAPITAL RESOURCES

The following sections discuss the effects of changes in our balance sheet, contractual obligations, other commitments, and the stock repurchase program on our liquidity and capital resources.

Balance Sheet and Cash Flows

Cash and Cash Equivalents and Investments The following table summarizes our cash and cash equivalents and investments (in millions):

	July 30, 2011	July 31, 2010	Increase
Cash and cash equivalents	$7,662	$4,581	$3,081
Fixed income securities	35,562	34,029	1,533
Publicly traded equity securities	1,361	1,251	110

Total	$44,585	$39,861	$4,724

The increase in cash and cash equivalents and investments was primarily the result of cash provided by operations of $10.1 billion, a slight decrease from $10.2 billion in fiscal 2010, and debt issuances of $1.5 billion, net of repayments. These increases were partially offset by the repurchase of common stock (net of the issuance of common stock related to employee stock incentive plans) of $5.1 billion, capital expenditures of $1.2 billion, and cash dividends paid of $0.7 billion.

The slight decrease in cash provided by operating activities in fiscal 2011 was primarily the result of a decrease in net income and the unfavorable impact to cash provided by operating activities from increased financing receivables, partially offset by the favorable impact to cash provided by operating activities from lower accounts receivable.

Our total in cash and cash equivalents and investments held outside of the United States in various foreign subsidiaries was $39.8 billion and $33.2 billion as of July 30, 2011 and July 31, 2010, respectively. The remaining balance held in the United States as of July 30, 2011 and July 31, 2010 was $4.8 billion and $6.7 billion, respectively. Under current tax laws and regulations, if cash and cash equivalents and investments held outside the United States were to be distributed to the United States in the form of dividends or otherwise, we would be subject to additional U.S. income taxes and foreign withholding taxes.

We maintain an investment portfolio of various holdings, types, and maturities. We classify our investments as short-term investments based on their nature and their availability for use in current operations. We believe the overall credit quality of our portfolio is strong, with our cash equivalents and our fixed income investment portfolio consisting primarily of high quality investment-grade securities. We believe that our strong cash and cash equivalents and investments position allows us to use our cash resources for strategic investments to gain access to new technologies, for acquisitions, for customer financing activities, for working capital needs, and for the repurchase of shares of common stock and dividends.

We expect that cash provided by operating activities may fluctuate in future periods as a result of a number of factors, including fluctuations in our operating results, the rate at which products are shipped during the quarter (which we refer to as shipment linearity), the timing and collection of accounts receivable and financing receivables, inventory and supply chain management, deferred revenue, excess tax benefits resulting from share-based compensation, and the timing and amount of tax and other payments. For additional discussion, see “Part I, Item 1A. Risk Factors” in this report.

Accounts Receivable, Net The following table summarizes our accounts receivable, net (in millions), and DSO:

	July 30, 2011	July 31, 2010	Decrease
Accounts receivable, net	$4,698	$4,929	$(231)
DSO	38	41	(3)

Our accounts receivable net, as of July 30, 2011 declined by approximately 5% compared with the end of fiscal 2010. Our DSO as of July 30, 2011 was lower by 3 days compared with the end of fiscal 2010. During the fourth quarter of fiscal 2011, our cash collections were strong, and both product and services billings linearity improved, particularly with respect to the timing of product shipments.

Services billings have traditionally had the effect of increasing DSO due in part to the timing of billings which in comparison to product billings, have a larger proportion billed in the latter part of the quarter. As services revenues have increased as a percentage of our total revenue, this has contributed to a higher DSO level in comparison to levels we experienced in past years. We believe that the current DSO level is in line with levels we expect in the near future.

Inventories and Purchase Commitments with Contract Manufacturers and Suppliers The following table summarizes our inventories and purchase commitments with contract manufacturers and suppliers (in millions, except annualized inventory turns):

	July 30, 2011	July 31, 2010	Increase (Decrease)
Inventories	$1,486	$1,327	$159
Annualized inventory turns	11.8	12.6	(0.8)
Purchase commitments with contract manufacturers and suppliers	$4,313	$4,319	$(6)

Inventories as of July 30, 2011 increased by 12% from our balance at the end of fiscal 2010, while for the same period purchase commitments with contract manufacturers and suppliers were flat. On a combined basis, inventories and purchase commitments with contract manufacturers and suppliers increased by 3% from the balance at the end of fiscal 2010. We believe our inventory and purchase commitments are in line with our current demand forecasts.

The inventory increase was due to higher levels of distributor inventory and higher deferred cost of sales. Our inventories have decreased from the levels we experienced in the first half of fiscal 2011. In the third quarter of fiscal 2011 we announced a restructuring of our consumer business, and as a result we lowered inventory levels for our consumer products. We also lowered inventory in certain parts of our cable set-top business. Our finished goods consist of distributor inventory and deferred cost of sales and manufactured finished goods. Distributor inventory and deferred cost of sales are related to unrecognized revenue on shipments to distributors and retail partners as well as shipments to customers. Manufactured finished goods consist primarily of build-to-order and build-to-stock products. All inventories are accounted for at the lower of cost or market. Inventory is written down based on excess and obsolete inventories determined primarily by future demand forecasts. Inventory write-downs are measured as the difference between the cost of the inventory and market, based upon assumptions about future demand, and are charged to the provision for inventory, which is a component of our cost of sales.

Our ending balance for purchase commitments with contract manufacturers and suppliers reflects improvement and stabilization in lead times and the mitigation of many of the constraints at our component suppliers that we experienced in fiscal 2010. Due to the earthquake in Japan and resulting industry-wide component supply constraints, we made increased commitments to secure our near-term supply needs. Offsetting these increases in purchase commitments were actions we have taken related to the restructuring of our consumer business. While we may experience longer than normal lead times in the future, our lead times to customers improved on nearly all of our products during fiscal 2011 and as of the end of fiscal 2011 were within a normal range for nearly all of our products.

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

Financing Receivables and Guarantees We measure our net balance sheet exposure position related to our financing receivables and financing guarantees by reducing the total of gross financing receivables and financing guarantees by the associated allowances for credit loss and deferred revenue. As of July 30, 2011, our net balance sheet exposure position related to financing receivables and financing guarantees was as follows (in millions):

	FINANCING RECEIVABLES				FINANCING GUARANTEES			TOTAL
July 30, 2011	Lease Receivables	Loan Receivables	Financed Service Contracts and Other	Total	Channel Partner	End-User Customers	Total
Gross amount less unearned income	$2,861	$1,468	$2,637	$6,966	$336	$277	$613	$7,579
Allowance for credit loss	(237)	(103)	(27)	(367)	—	—	—	(367)
Deferred revenue	(120)	(262)	(2,044)	(2,426)	(248)	(248)	(496)	(2,922)

Net balance sheet exposure	$2,504	$1,103	$566	$4,173	$88	$29	$117	$4,290

Financing Receivables Gross financing receivables less unearned income have increased by 33% compared with the end of fiscal 2010, driven by a 49% increase in gross financed service contracts, a 30% increase in gross lease receivables, and an 18% increase in gross loan receivables. We provide financing to certain end-user customers and channel partners to enable sales of our products, services, and networking solutions. These financing arrangements include leases, financed service contracts, and loans. Arrangements related to leases are generally collateralized by a security interest in the underlying assets. Lease receivables include sales-type and direct-financing leases. We also provide certain qualified customers financing for long-term service contracts, which primarily relate to technical support services. Our loan financing arrangements may include not only financing the acquisition of our products and services but also providing additional funds for other costs associated with network installation and integration of our products and services. We expect to continue to expand the use of our financing programs in the near term.

Financing Guarantees In the normal course of business, third parties may provide financing arrangements to our customers and channel partners under financing programs. The financing arrangements to customers provided by third parties are related to leases and loans and typically have terms of up to three years. In some cases, we provide guarantees to third parties for these lease and loan arrangements. The financing arrangements to channel partners consist of revolving short-term financing provided by third parties, generally with payment terms ranging from 60 to 90 days. In certain instances, these financing arrangements result in a transfer of our receivables to the third party. The receivables are de-recognized upon transfer, as these transfers qualify as true sales, and we receive payments for the receivables from the third party based on our standard payment terms. These financing arrangements facilitate the working capital requirements of the channel partners, and in some cases, we guarantee a portion of these arrangements. We could be called upon to make payments under these guarantees in the event of nonpayment by the channel partners or end-user customers. Historically, our payments under these arrangements have been immaterial. Where we provide a guarantee, we defer the revenue associated with the channel partner and end-user financing arrangement in accordance with revenue recognition policies, or we record a liability for the fair value of the guarantees. In either case, the deferred revenue is recognized as revenue when the guarantee is removed. During fiscal 2011, the level of guarantees required by our financing partners decreased, resulting in lower deferred revenue associated with our financing guarantees.

Deferred Revenue Related to Financing Receivables and Guarantees The majority of the deferred revenue in the preceding table is related to financed service contracts. The revenue related to financed service contracts, which primarily relates to technical support services, is deferred and included in deferred service revenue. The revenue related to financed service contracts is recognized ratably over the period during which the related services are to be performed. A portion of the revenue related to lease and loan receivables is also deferred and included in deferred product revenue based on revenue recognition criteria.

Borrowings

Senior Notes The following table summarizes the principal amount of our senior notes (in millions):

	July 30, 2011	July 31, 2010	Increase (Decrease)
Senior notes:
Floating-rate notes, due 2014	$1,250	$—	$1,250
5.25% fixed-rate notes, due 2011	—	3,000	(3,000)
2.90% fixed-rate notes, due 2014	500	500	—
1.625% fixed-rate notes, due 2014	2,000	—	2,000
5.50% fixed-rate notes, due 2016	3,000	3,000	—
3.15% fixed-rate notes, due 2017	750	—	750
4.95% fixed-rate notes, due 2019	2,000	2,000	—
4.45% fixed-rate notes, due 2020	2,500	2,500	—
5.90% fixed-rate notes, due 2039	2,000	2,000	—
5.50% fixed-rate notes, due 2040	2,000	2,000	—

Total	$16,000	$15,000	$1,000

Interest is payable semiannually on each class of the senior fixed-rate notes, each of which is redeemable by us at any time, subject to a make-whole premium. Interest is payable quarterly on the floating rate notes. We were in compliance with all debt covenants as of July 30, 2011. In March 2011, we issued $1.25 billion of senior floating interest rate notes due 2014, $2.0 billion of 1.625% fixed-rate senior notes due 2014, and $750 million of 3.15% fixed-rate senior notes due 2017, for an aggregate principal amount of $4.0 billion. To achieve our interest rate risk management objectives, we entered into interest rate swaps with an aggregate notional amount of $2.75 billion designated as fair value hedges of the senior fixed-rate notes included in the March 2011 debt issuance. In effect, these interest rate swaps convert the fixed interest rates of the fixed-rate senior notes to floating interest rates based on LIBOR. The gains and losses related to the changes in the fair value of the interest rate swaps substantially offset changes, attributable to market interest rates, in the fair value of the hedged portion of the underlying debt.

In addition, in February 2011 we repaid $3.0 billion of fixed-rate senior notes upon their maturity.

Commercial Paper In the third quarter of fiscal 2011 we established a short-term debt financing program of up to $3.0 billion through the issuance of commercial paper notes. As of July 30, 2011, we had commercial paper notes of $500 million outstanding under this program.

Other Notes and Borrowings Other notes and borrowings include notes and credit facilities with a number of financial institutions that are available to certain of our foreign subsidiaries. The amount of borrowings outstanding under these arrangements was $88 million and $59 million as of July 30, 2011 and July 31, 2010, respectively.

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

We may also, upon the agreement of either the then-existing lenders or additional lenders not currently parties to the agreement, increase the commitments under the credit facility by up to an additional $1.9 billion and/or extend the expiration date of the credit facility up to August 15, 2014. As of July 30, 2011, we were in compliance with the required interest coverage ratio and the other covenants, and we had not borrowed any funds under the credit facility.

Deferred Revenue The following table presents the breakdown of deferred revenue (in millions):

	July 30, 2011	July 31, 2010	Increase
Service	$8,521	$7,428	$1,093
Product	3,686	3,655	31

Total	$12,207	$11,083	$1,124

Reported as:
Current	$8,025	$7,664	$361
Noncurrent	4,182	3,419	763

Total	$12,207	$11,083	$1,124

The increase in deferred service revenue reflects the impact of new contract initiations and renewals, partially offset by the ongoing amortization of deferred service revenue. The increase in deferred product revenue was primarily related to an increase in shipments not having met revenue recognition criteria as of July 30, 2011, partially offset by lower unrecognized revenue from two-tier distributors due to the timing of cash receipts from two-tier distributors.

Contractual Obligations

The impact of contractual obligations on our liquidity and capital resources in future periods should be analyzed in conjunction with the factors that impact our cash flows from operations discussed previously. In addition, we plan for and measure our liquidity and capital resources through an annual budgeting process. The following table summarizes our contractual obligations at July 30, 2011 (in millions):

	PAYMENTS DUE BY PERIOD
July 30, 2011	Total	Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years
Operating leases	$1,316	$374	$445	$220	$277
Purchase commitments with contract manufacturers and suppliers	4,313	4,313	—	—	—
Purchase obligations	2,473	1,443	779	233	18
Long-term debt	16,000	—	3,250	3,500	9,250
Other long-term liabilities	459	—	87	58	314

Total by period	$24,561	$6,130	$4,561	$4,011	$9,859

Other long-term liabilities (uncertainty in the timing of future payments)	1,455

Total	$26,016

Operating Leases We lease office space in several U.S. locations. Outside the United States, larger leased sites are located in Australia, Belgium, China, Germany, India, Israel, Italy, Japan, Norway, and the United Kingdom. We also lease equipment and vehicles. Operating lease amounts include future minimum lease payments under all our noncancelable operating leases with an initial term in excess of one year.

Purchase Commitments with Contract Manufacturers and Suppliers We purchase components from a variety of suppliers and use several contract manufacturers to provide manufacturing services for our products. A significant portion of our reported estimated purchase commitments arising from these agreements are firm, noncancelable, and unconditional commitments. We record a liability for firm, noncancelable, and unconditional purchase commitments for quantities in excess of our future demand forecasts consistent with the valuation of our excess and obsolete inventory. See further discussion in “Inventories and Purchase Commitments with Contract Manufacturers and Suppliers.” As of July 30, 2011, the liability for these purchase commitments was $168 million and is recorded in other current liabilities and is not included in the preceding table.

Purchase Obligations Purchase obligations represent an estimate of all open purchase orders and contractual obligations in the ordinary course of business, other than commitments with contract manufacturers and suppliers, for which we have not received the goods or services. Although open purchase orders are considered enforceable and legally binding, the terms generally allow us the option to cancel, reschedule, and adjust our requirements based on our business needs prior to the delivery of goods or performance of services.

Long-Term Debt The amount of long-term debt in the preceding table represents the principal amount of the respective debt instruments. See Note 10 to the Consolidated Financial Statements.

Other Long-Term Liabilities Other long-term liabilities include noncurrent income taxes payable, accrued liabilities for deferred compensation, noncurrent deferred tax liabilities, and certain other long-term liabilities. Due to the uncertainty in the timing of future payments, our noncurrent income taxes payable of approximately $1.2 billion and noncurrent deferred tax liabilities of $264 million were presented as one aggregated amount in the total column on a separate line in the preceding table. Noncurrent income taxes payable include uncertain tax positions (see Note 15 to the Consolidated Financial Statements) partially offset by payments.

Other Commitments

In connection with our business combinations and asset purchases, we have agreed to pay certain additional amounts contingent upon the achievement of agreed-upon technology, development, product, or other milestones or continued employment with us of certain employees of acquired entities. See Note 12 to the Consolidated Financial Statements.

We also have certain funding commitments primarily related to our investments in privately held companies and venture funds, some of which are based on the achievement of certain agreed-upon milestones, and some of which are required to be funded on demand. The funding commitments were $192 million as of July 30, 2011, compared with $279 million as of July 31, 2010.

Off-Balance Sheet Arrangements

We consider our investments in unconsolidated variable interest entities to be off-balance sheet arrangements. In the ordinary course of business, we have investments in privately held companies and provide financing to certain customers. These privately held companies and customers may be considered to be variable interest entities. We evaluate on an ongoing basis our investments in these privately held companies and customer financings and we have determined that as of July 30, 2011 there were no material unconsolidated variable interest entities.

In fiscal 2010, Cisco and EMC Corporation (“EMC”), together with VMware, Inc. (“VMware”) formed the Virtual Computing Environment coalition and invested in Acadia Enterprises LLC (“Acadia”), a joint venture with EMC in which VMware and Intel also invested. During fiscal 2011, the Virtual Computing Environment coalition and Acadia were combined into a single entity and renamed the Virtual Computing Environment Company (“VCE”). As of July 30, 2011, our cumulative investment in the combined VCE entity was approximately $100 million and we owned approximately 35% of the outstanding equity. We account for our investment in VCE under the equity method, and accordingly our carrying value in VCE has been reduced by $79 million, which reflects our cumulative share of VCE’s losses primarily in fiscal 2011. Over the next 12 months, as VCE scales its operations, we expect that we will make additional investments in VCE and may incur additional losses, in proportion to our ownership percentage.

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

We provide financing guarantees, which are generally for various third-party financing arrangements extended to our channel partners and end-user customers. We could be called upon to make payments under these guarantees in the event of nonpayment by the channel partners or end-user customers. See the previous discussion of these financing guarantees under “Financing Receivables and Guarantees.”

Securities Lending

We periodically engage in securities lending activities with certain of our available-for-sale investments. These transactions are accounted for as a secured lending of the securities, and the securities are typically loaned only on an overnight basis. The average balance of securities lending for fiscal 2011 and 2010 was $1.6 billion and $1.5 billion, respectively. We require collateral equal to at least 102% of the fair market value of the loaned security and that the collateral be in the form of cash or liquid, high-quality assets. We engage in these secured lending transactions only with highly creditworthy counterparties, and the associated portfolio custodian has agreed to indemnify us against any collateral losses. As of July 30, 2011 and July 31, 2010, we had no outstanding securities lending transactions. We believe these arrangements do not present a material risk or impact to our liquidity requirements. We did not experience any losses in connection with the secured lending of securities during the periods presented.

Stock Repurchase Program and Dividends

In September 2001, our Board of Directors authorized a stock repurchase program. As of July 30, 2011, our Board of Directors had authorized an aggregate repurchase of up to $82 billion of common stock under this program, and the remaining authorized repurchase amount was $10.2 billion with no termination date. The stock repurchase activity under the stock repurchase program, reported based on the trade date is summarized as follows (in millions, except per-share amounts):

	Shares Repurchased	Weighted- Average Price per Share	Amount Repurchased
Cumulative balance at July 25, 2009	2,802	$20.41	$57,179
Repurchase of common stock under the stock repurchase program	325	24.02	7,803

Cumulative balance at July 31, 2010	3,127	$20.78	$64,982
Repurchase of common stock under the stock repurchase program	351	19.36	6,791

Cumulative balance at July 30, 2011	3,478	$20.64	$71,773

During fiscal 2011, cash dividends of $0.12 per share, or $658 million, were declared on our outstanding common stock and paid during the same period. Any future dividends will be subject to the approval of our Board of Directors.

Liquidity and Capital Resource Requirements

Based on past performance and current expectations, we believe our cash and cash equivalents, investments, cash generated from operations and ability to access capital markets and committed credit lines will satisfy, through at least the next 12 months, our liquidity requirements, both in total and domestically, including the following: working capital needs, capital expenditures, investment requirements, stock repurchases, cash dividends, contractual obligations, commitments, principal and interest payments on debt, future customer financings, and other liquidity requirements associated with our operations. There are no other transactions, arrangements, or relationships with unconsolidated entities or other persons that are reasonably likely to materially affect the liquidity and the availability of, as well as our requirements for capital resources.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Our financial position is exposed to a variety of risks, including interest rate risk, equity price risk, and foreign currency exchange risk.

Interest Rate Risk

Fixed Income Securities

We maintain an investment portfolio of various holdings, types, and maturities. Our primary objective for holding fixed income securities is to achieve an appropriate investment return consistent with preserving principal and managing risk. At any time, a sharp rise in market interest rates could have a material adverse impact on the fair value of our fixed income investment portfolio. Conversely, declines in interest rates, including the impact from lower credit spreads, could have a material adverse impact on interest income for our investment portfolio. We may utilize derivative instruments designated as hedging instruments to achieve our investment objectives. We had no outstanding hedging instruments for our fixed income securities as of July 30, 2011. Our fixed income investments are held for purposes other than trading. Our fixed income investments are not leveraged as of July 30, 2011. See Note 8 to the Consolidated Financial Statements. We monitor our interest rate and credit risks, including our credit exposures to specific rating categories and to individual issuers. As of July 30, 2011, approximately 75% of our fixed income securities balance consists of U.S. government and U.S. government agency securities. We believe the overall credit quality of our portfolio is strong.

The following tables present the hypothetical fair values of our fixed income securities, including the hedging effects when applicable, as a result of selected potential market decreases and increases in interest rates. The market changes reflect immediate hypothetical parallel shifts in the yield curve of plus or minus 50 basis points (“BPS”), plus 100 BPS, and plus 150 BPS. Due to the low interest rate environment at the end of each of fiscal 2010 and fiscal 2009, we did not believe a parallel shift of minus 100 BPS or minus 150 BPS was relevant. The hypothetical fair values as of July 30, 2011 and July 31, 2010 are as follows (in millions):

	VALUATION OF SECURITIES GIVEN AN INTEREST RATE DECREASE OF X BASIS POINTS			FAIR VALUE AS OF JULY 30, 2011	VALUATION OF SECURITIES GIVEN AN INTEREST RATE INCREASE OF X BASIS POINTS
	(150 BPS)	(100 BPS)	(50 BPS)		50 BPS	100 BPS 150 BPS
Fixed income securities	N/A	N/A	$35,740	$35,562	$35,384	$35,206	$35,029

	VALUATION OF SECURITIES GIVEN AN INTEREST RATE DECREASE OF X BASIS POINTS			FAIR VALUE AS OF JULY 31, 2010	VALUATION OF SECURITIES GIVEN AN INTEREST RATE INCREASE OF X BASIS POINTS
	(150 BPS)	(100 BPS)	(50 BPS)		50 BPS	100 BPS	150 BPS
Fixed income securities	N/A	N/A	$34,187	$34,029	$33,870	$33,712	$33,553

There were no impairment charges on our investments in fixed income securities for fiscal 2011 or 2010. For fiscal 2009 we had impairment charges of $219 million on investments in fixed income securities.

Debt

As of July 30, 2011, we had $16.0 billion in principal amount of senior notes outstanding, which consisted of $1.25 billion floating-rate notes and $14.75 billion fixed-rate notes. The carrying amount of the senior notes was $16.2 billion, and the related fair value was $17.4 billion, which fair value is based on market prices. As of July 30, 2011, a hypothetical 50 BPS increase or decrease in market interest rates would change the fair value of the fixed-rate debt, excluding the $4.25 billion of hedged debt, by a decrease or increase of $0.5 billion, respectively. However, this hypothetical change in interest rates would not impact the interest expense on the fixed-rate debt, which is not hedged.

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

Publicly Traded Equity Securities

The following tables present the hypothetical fair values of publicly traded equity securities as a result of selected potential decreases and increases in the price of each equity security in the portfolio, excluding hedged equity securities, if any. Potential fluctuations in the price of each equity security in the portfolio of plus or minus 10%, 20%, and 30% were selected based on potential near-term changes in those security prices. The hypothetical fair values as of July 30, 2011 and July 31, 2010 are as follows (in millions):

	VALUATION OF SECURITIES GIVEN AN X% DECREASE IN EACH STOCK’S PRICE			FAIR VALUE AS OF JULY 30, 2011	VALUATION OF SECURITIES GIVEN AN X% INCREASE IN EACH STOCK’S PRICE
	(30%)	(20%)	(10%)		10%	20%	30%
Publicly traded equity securities	$953	$1,089	$1,225	$1,361	$1,497	$1,633	$1,769

	VALUATION OF SECURITIES GIVEN AN X% DECREASE IN EACH STOCK’S PRICE			FAIR VALUE AS OF JULY 31, 2010	VALUATION OF SECURITIES GIVEN AN X% INCREASE IN EACH STOCK’S PRICE
	(30%)	(20%)	(10%)		10%	20%	30%
Publicly traded equity securities	$876	$1,001	$1,126	$1,251	$1,376	$1,501	$1,626

There were no significant impairment charges on our investments in publicly traded equity securities in fiscal 2011 while there was no such impairment charge in 2010. For fiscal 2009 impairment charges on our investments in publicly traded equity securities were $39 million.

Investments in Privately Held Companies

We have also invested in privately held companies. These investments are recorded in other assets in our Consolidated Balance Sheets and are accounted for using primarily either the cost or the equity method. As of July 30, 2011, the total carrying amount of our investments in privately held companies was $796 million, compared with $756 million at July 31, 2010. Some of the privately held companies in which we invested are in the startup or development stages. These investments are inherently risky because the markets for the technologies or products these companies are developing are typically in the early stages and may never materialize. We could lose our entire investment in these companies. Our evaluation of investments in privately held companies is based on the fundamentals of the businesses invested in , including, among other factors, the nature of their technologies and potential for financial return. Our impairment charges on investments in privately held companies were $10 million, $25 million, and $85 million for fiscal 2011, 2010, and 2009, respectively.

Foreign Currency Exchange Risk

Our foreign exchange forward and option contracts are summarized as follows (in millions):

	July 30, 2011		July 31, 2010
	Notional Amount	Fair Value	Notional Amount	Fair Value
Forward contracts:
Purchased	$3,722	$9	$3,368	$26
Sold	$1,225	$(10)	$878	$(7)
Option contracts:
Purchased	$1,547	$63	$1,582	$56
Sold	$1,577	$(12)	$1,507	$(6)

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

Approximately 70% of our operating expenses are U.S.-dollar denominated. Foreign currency fluctuations, net of hedging, increased our operating expenses by approximately 0.3% in fiscal 2011 compared with fiscal 2010 and 0.2% in fiscal 2010 compared with fiscal 2009. To reduce variability in operating expenses and service cost of sales caused by non-U.S.-dollar denominated operating expenses and costs, we hedge certain foreign currency forecasted transactions with currency options and forward contracts. These hedging programs are not designed to provide foreign currency protection over long time horizons. In designing a specific hedging approach, we consider several factors, including offsetting exposures, significance of exposures, costs associated with entering into a particular hedge instrument, and potential effectiveness of the hedge. The gains and losses on foreign exchange contracts mitigate the effect of currency movements on our operating expenses and service cost of sales.

We also enter into foreign exchange forward and option contracts to reduce the short-term effects of foreign currency fluctuations on receivables, investments, and payables that are denominated in currencies other than the functional currencies of the entities. The market risks associated with these foreign currency receivables, investments, and payables relate primarily to variances from our forecasted foreign currency transactions and balances. Our forward and option contracts generally have the following maturities:

Maturities
Forward and option contracts—forecasted transactions related to operating expenses and service cost of sales	Up to 18 months
Forward contracts—current assets and liabilities	Up to 3 months
Forward contracts—net investments in foreign subsidiaries	Up to 6 months
Forward contracts—long-term customer financings	Up to 2 years
Forward contracts—investments	Up to 2 years

We do not enter into foreign exchange forward or option contracts for trading purposes.

Item 8.	Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Cisco Systems, Inc.:

In our opinion, the consolidated balance sheets and the related consolidated statements of operations, of cash flows and of equity listed in the accompanying index present fairly, in all material respects, the financial position of Cisco Systems, Inc. and its subsidiaries at July 30, 2011 and July 31, 2010, and the results of their operations and their cash flows for each of the three years in the period ended July 30, 2011 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of July 30, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 2 to the consolidated financial statements, the Company adopted new accounting rules for revenue recognition and business combinations in 2010 and other-than-temporary impairments of debt securities in 2009.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

San Jose, California

September 13, 2011

Reports of Management

Statement of Management’s Responsibility

Cisco’s management has always assumed full accountability for maintaining compliance with our established financial accounting policies and for reporting our results with objectivity and the highest degree of integrity. It is critical for investors and other users of the Consolidated Financial Statements to have confidence that the financial information that we provide is timely, complete, relevant, and accurate. Management is responsible for the fair presentation of Cisco’s Consolidated Financial Statements, prepared in accordance with accounting principles generally accepted in the United States of America, and has full responsibility for their integrity and accuracy.

Management, with oversight by Cisco’s Board of Directors, has established and maintains a strong ethical climate so that our affairs are conducted to the highest standards of personal and corporate conduct. Management also has established an effective system of internal controls. Cisco’s policies and practices reflect corporate governance initiatives that are compliant with the listing requirements of NASDAQ and the corporate governance requirements of the Sarbanes-Oxley Act of 2002.

We are committed to enhancing shareholder value and fully understand and embrace our fiduciary oversight responsibilities. We are dedicated to ensuring that our high standards of financial accounting and reporting, as well as our underlying system of internal controls, are maintained. Our culture demands integrity and we have the highest confidence in our processes, our internal controls and our people, who are objective in their responsibilities and who operate under the highest level of ethical standards.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting for Cisco. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that: (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management (with the participation of the principal executive officer and principal financial officer) conducted an evaluation of the effectiveness of Cisco’s internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that Cisco’s internal control over financial reporting was effective as of July 30, 2011. PricewaterhouseCoopers LLP, an independent registered public accounting firm, has audited the effectiveness of Cisco’s internal control over financial reporting and has issued a report on Cisco’s internal control over financial reporting, which is included in their report on the preceding page.

John T. Chambers	Frank A. Calderoni
Chairman and Chief Executive Officer	Executive Vice President and Chief Financial Officer
September 14, 2011	September 14, 2011

Consolidated Balance Sheets

(in millions, except par value)

	July 30, 2011	July 31, 2010
ASSETS
Current assets:
Cash and cash equivalents	$7,662	$4,581
Investments	36,923	35,280
Accounts receivable, net of allowance for doubtful accounts of $204 at July 30, 2011 and $235 at July 31, 2010	4,698	4,929
Inventories	1,486	1,327
Financing receivables, net	3,111	2,303
Deferred tax assets	2,410	2,126
Other current assets	941	875

Total current assets	57,231	51,421
Property and equipment, net	3,916	3,941
Financing receivables, net	3,488	2,614
Goodwill	16,818	16,674
Purchased intangible assets, net	2,541	3,274
Other assets	3,101	3,206

TOTAL ASSETS	$87,095	$81,130

LIABILITIES AND EQUITY
Current liabilities:
Short-term debt	$588	$3,096
Accounts payable	876	895
Income taxes payable	120	90
Accrued compensation	3,163	3,129
Deferred revenue	8,025	7,664
Other current liabilities	4,734	4,359

Total current liabilities	17,506	19,233
Long-term debt	16,234	12,188
Income taxes payable	1,191	1,353
Deferred revenue	4,182	3,419
Other long-term liabilities	723	652

Total liabilities	39,836	36,845

Commitments and contingencies (Note 12)
Equity:
Cisco shareholders’ equity:
Preferred stock, no par value: 5 shares authorized; none issued and outstanding	—	—
Common stock and additional paid-in capital, $0.001 par value: 20,000 shares authorized; 5,435 and 5,655 shares issued and outstanding at July 30, 2011 and July 31, 2010, respectively	38,648	37,793
Retained earnings	7,284	5,851
Accumulated other comprehensive income	1,294	623

Total Cisco shareholders’ equity	47,226	44,267
Noncontrolling interests	33	18

Total equity	47,259	44,285

TOTAL LIABILITIES AND EQUITY	$87,095	$81,130

See Notes to Consolidated Financial Statements.

Consolidated Statements of Operations

(in millions, except per-share amounts)

Years Ended	July 30, 2011	July 31, 2010	July 25, 2009
NET SALES:
Product	$34,526	$32,420	$29,131
Service	8,692	7,620	6,986

Total net sales	43,218	40,040	36,117

COST OF SALES:
Product	13,647	11,620	10,481
Service	3,035	2,777	2,542

Total cost of sales	16,682	14,397	13,023

GROSS MARGIN	26,536	25,643	23,094

OPERATING EXPENSES:
Research and development	5,823	5,273	5,208
Sales and marketing	9,812	8,782	8,444
General and administrative	1,908	1,933	1,524
Amortization of purchased intangible assets	520	491	533
In-process research and development	—	—	63
Restructuring and other charges	799	—	—

Total operating expenses	18,862	16,479	15,772

OPERATING INCOME	7,674	9,164	7,322
Interest income	641	635	845
Interest expense	(628)	(623)	(346)
Other income (loss), net	138	239	(128)

Interest and other income, net	151	251	371

INCOME BEFORE PROVISION FOR INCOME TAXES	7,825	9,415	7,693
Provision for income taxes	1,335	1,648	1,559

NET INCOME	$6,490	$7,767	$6,134

Net income per share—basic	$1.17	$1.36	$1.05

Net income per share—diluted	$1.17	$1.33	$1.05

Shares used in per-share calculation—basic	5,529	5,732	5,828

Shares used in per-share calculation—diluted	5,563	5,848	5,857

See Notes to Consolidated Financial Statements.

Consolidated Statements of Cash Flows

(in millions)

Years Ended	July 30, 2011	July 31, 2010	July 25, 2009
Cash flows from operating activities:
Net income	$6,490	$7,767	$6,134
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and other	2,486	2,030	1,768
Share-based compensation expense	1,620	1,517	1,231
Provision for doubtful accounts	7	44	54
Deferred income taxes	(157)	(477)	(574)
Excess tax benefits from share-based compensation	(71)	(211)	(22)
In-process research and development	—	—	63
Net (gains) losses on investments	(213)	(223)	80
Change in operating assets and liabilities, net of effects of acquisitions and divestitures:
Accounts receivable	298	(1,528)	610
Inventories	(147)	(158)	187
Financing receivables, net	(1,534)	(928)	(835)
Other assets	275	(98)	(167)
Accounts payable	(28)	139	(208)
Income taxes payable	(156)	55	768
Accrued compensation	(64)	565	175
Deferred revenue	1,028	1,531	572
Other liabilities	245	148	61

Net cash provided by operating activities	10,079	10,173	9,897

Cash flows from investing activities:
Purchases of investments	(37,130)	(48,690)	(41,225)
Proceeds from sales of investments	17,538	19,300	20,473
Proceeds from maturities of investments	18,117	23,697	12,352
Acquisition of property and equipment	(1,174)	(1,008)	(1,005)
Acquisition of businesses, net of cash and cash equivalents acquired	(266)	(5,279)	(426)
Change in investments in privately held companies	(41)	(79)	(89)
Other	22	128	(39)

Net cash used in investing activities	(2,934)	(11,931)	(9,959)

Cash flows from financing activities:
Issuances of common stock	1,831	3,278	863
Repurchases of common stock	(6,896)	(7,864)	(3,611)
Short-term borrowings, maturities less than 90 days, net	512	41	—
Issuances of debt, maturities greater than 90 days	4,109	4,944	3,991
Repayments of debt, maturities greater than 90 days	(3,113)	—	(500)
Excess tax benefits from share-based compensation	71	211	22
Dividends paid	(658)	—	—
Other	80	11	(176)

Net cash (used in) provided by financing activities	(4,064)	621	589

Net increase (decrease) in cash and cash equivalents	3,081	(1,137)	527
Cash and cash equivalents, beginning of fiscal year	4,581	5,718	5,191

Cash and cash equivalents, end of fiscal year	$7,662	$4,581	$5,718

Cash paid for:
Interest	$777	$692	$333
Income taxes	$1,649	$2,068	$1,364

See Notes to Consolidated Financial Statements.

Consolidated Statements of Equity

(in millions)

	Shares of Common Stock	Common Stock and Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Cisco Shareholders’ Equity	Noncontrolling Interests	Total Equity
BALANCE AT JULY 26, 2008	5,893	$33,505	$120	$728	$34,353	$49	$34,402
Net income			6,134		6,134		6,134
Change in:
Unrealized gains and losses on investments				(19)	(19)	(19)	(38)
Derivative instruments				(33)	(33)		(33)
Cumulative translation adjustment and other				(192)	(192)		(192)

Comprehensive income (loss)					5,890	(19)	5,871

Cumulative effect of adoption of accounting standard			49	(49)	—		—
Issuance of common stock	67	863			863		863
Repurchase of common stock	(202)	(1,188)	(2,435)		(3,623)		(3,623)
Tax effects from employee stock incentive plans		(582)			(582)		(582)
Purchase acquisitions	27	515			515		515
Share-based compensation expense		1,231			1,231		1,231

BALANCE AT JULY 25, 2009	5,785	$34,344	$3,868	$435	$38,647	$30	$38,677
Net income			7,767		7,767		7,767
Change in:
Unrealized gains and losses on investments				195	195	(12)	183
Derivative instruments				48	48		48
Cumulative translation adjustment and other				(55)	(55)		(55)

Comprehensive income (loss)					7,955	(12)	7,943

Issuance of common stock	201	3,278			3,278		3,278
Repurchase of common stock	(331)	(2,148)	(5,784)		(7,932)		(7,932)
Tax effects from employee stock incentive plans		719			719		719
Purchase acquisitions		83			83		83
Share-based compensation expense		1,517			1,517		1,517

BALANCE AT JULY 31, 2010	5,655	$37,793	$5,851	$623	$44,267	$18	$44,285
Net income			6,490		6,490		6,490
Change in:
Unrealized gains and losses on investments				154	154	15	169
Derivative instruments				(21)	(21)		(21)
Cumulative translation adjustment and other				538	538		538

Comprehensive income					7,161	15	7,176

Issuance of common stock	141	1,831			1,831		1,831
Repurchase of common stock	(361)	(2,575)	(4,399)		(6,974)		(6,974)
Cash dividends declared			(658)		(658)		(658)
Tax effects from employee stock incentive plans		(33)			(33)		(33)
Purchase acquisitions		12			12		12
Share-based compensation expense		1,620			1,620		1,620

BALANCE AT JULY 30, 2011	5,435	$38,648	$7,284	$1,294	$47,226	$33	$47,259

Supplemental Information

In September 2001, the Company’s Board of Directors authorized a stock repurchase program. As of July 30, 2011, the Company’s Board of Directors had authorized an aggregate repurchase of up to $82 billion of common stock under this program with no termination date. For additional information regarding stock repurchases, see Note 13 to the Consolidated Financial Statements. The stock repurchases since the inception of this program and the related impacts on Cisco shareholders’ equity are summarized in the following table (in millions):

	Shares of Common Stock	Common Stock and Additional Paid-In Capital	Retained Earnings	Total Cisco Shareholders’ Equity
Repurchases of common stock under the repurchase program	3,478	$15,151	$56,622	$71,773

See Notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements

1. Basis of Presentation

The fiscal year for Cisco Systems, Inc. (the “Company” or “Cisco”) is the 52 or 53 weeks ending on the last Saturday in July. Fiscal 2011 and fiscal 2009 were each 52-week fiscal years, while fiscal 2010 was a 53-week fiscal year. The Consolidated Financial Statements include the accounts of Cisco and its subsidiaries. All significant intercompany accounts and transactions have been eliminated. The Company conducts business globally and is primarily managed on a geographic basis in the following segments: United States and Canada, European Markets, Emerging Markets, and Asia Pacific Markets. The Emerging Markets segment includes Eastern Europe, Latin America, the Middle East and Africa, and Russia and the Commonwealth of Independent States.

The Company consolidates its investment in a venture fund managed by SOFTBANK Corp. and its affiliates (“SOFTBANK”) as the Company is the primary beneficiary. The noncontrolling interests attributed to SOFTBANK are presented as a separate component from the Company’s equity in the equity section of the Consolidated Balance Sheets. SOFTBANK’s share of the earnings in the venture fund is not presented separately in the Consolidated Statements of Operations and is included in other income (loss), net, as this amount is not material for any of the fiscal years presented.

Certain reclassifications have been made to amounts for prior years in order to conform to the current year’s presentation, which include the reallocation of share-based compensation expense within operating expenses due to a refinement of the underlying categories of expenses. The Company has evaluated subsequent events through the date that the financial statements were issued.

2. Summary of Significant Accounting Policies

(a) Cash and Cash Equivalents The Company considers all highly liquid investments purchased with an original or remaining maturity of less than three months at the date of purchase to be cash equivalents. Cash and cash equivalents are maintained with various financial institutions.

(b) Available-for-Sale Investments The Company classifies its investments in both fixed income securities and publicly traded equity securities as available-for-sale investments. Fixed income securities primarily consist of U.S. government securities, U.S. government agency securities, non-U.S. government and agency securities, corporate debt securities, and asset-backed securities. These available-for-sale investments are primarily held in the custody of a major financial institution. The specific identification method is used to determine the cost basis of fixed income securities sold. The weighted-average method is used to determine the cost basis of publicly traded equity securities sold. These investments are recorded in the Consolidated Balance Sheets at fair value. Unrealized gains and losses on these investments, to the extent the investments are unhedged, are included as a separate component of accumulated other comprehensive income (AOCI), net of tax. The Company classifies its investments as current based on the nature of the investments and their availability for use in current operations.

(c) Other-than-Temporary Impairments on Investments Effective at the beginning of the fourth quarter of fiscal 2009, the Company was required to evaluate its fixed income securities for impairments in connection with an updated accounting standard. Under this updated standard, if the fair value of a debt security is less than its amortized cost, the Company assesses whether the impairment is other than temporary. An impairment is considered other than temporary if (i) the Company has the intent to sell the security, (ii) it is more likely than not that the Company will be required to sell the security before recovery of the entire amortized cost basis, or (iii) the Company does not expect to recover the entire amortized cost basis of the security. If impairment is considered other than temporary based on condition (i) or (ii) described above, the entire difference between the amortized cost and the fair value of the debt security is recognized in earnings. If an impairment is considered other than temporary based on condition (iii), the amount representing credit losses (defined as the difference between the present value of the cash flows expected to be collected and the amortized cost basis of the debt security) will be recognized in earnings and the amount relating to all other factors will be recognized in OCI. Upon the adoption of the updated accounting standard, the Company recorded a cumulative effect adjustment of $49 million, which resulted in an increase to the balance of retained earnings with a corresponding decrease to OCI. Prior to the adoption of this accounting standard, the Company recognized impairment charges on fixed income securities using the impairment policy as is currently applied to publicly traded equity securities, as discussed below.

The Company recognizes an impairment charge on publicly traded equity securities when a decline in the fair value of its investments in publicly traded equity securities below the cost basis is judged to be other than temporary. The Company considers various factors in determining whether a decline in the fair value of these investments is other than temporary, including the length of time and extent to which the fair value of the security has been less than the Company’s cost basis, the financial condition and near-term prospects of the issuer, and the Company’s intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value.

Investments in privately held companies are included in other assets in the Consolidated Balance Sheets and are primarily accounted for using either the cost or equity method. The Company monitors these investments for impairments and makes appropriate reductions in carrying values if the Company determines that an impairment charge is required based primarily on the financial condition and near-term prospects of these companies.

(d) Inventories Inventories are stated at the lower of cost or market. Cost is computed using standard cost, which approximates actual cost, on a first-in, first-out basis. The Company provides inventory write-downs based on excess and obsolete inventories determined primarily by future demand forecasts. The write-down is measured as the difference between the cost of the inventory and market based upon assumptions about future demand and charged to the provision for inventory, which is a component of cost of sales. At the point of the loss recognition, a new, lower cost basis for that inventory is established, and subsequent changes in facts and circumstances do not result in the restoration or increase in that newly established cost basis. In addition, the Company records a liability for firm, noncancelable, and unconditional purchase commitments with contract manufacturers and suppliers for quantities in excess of the Company’s future demand forecasts consistent with its valuation of excess and obsolete inventory.

(e) Allowance for Doubtful Accounts The allowance for doubtful accounts is based on the Company’s assessment of the collectibility of customer accounts. The Company regularly reviews the allowance by considering factors such as historical experience, credit quality, age of the accounts receivable balances, and economic conditions that may affect a customer’s ability to pay. Trade receivables are written off at the point when they are considered uncollectible.

(f) Financing Receivables The Company provides financing arrangements, including leases, financed service contracts, and loans, for certain qualified end-user customers to build, maintain, and upgrade their networks. Lease receivables primarily represent sales-type and direct-financing leases. Leases have on average a four-year term and are usually collateralized by a security interest in the underlying assets while loan receivables generally have terms of up to three years. Financed service contracts typically have terms of one to three years and primarily relate to technical support services.

The Company determines the adequacy of its allowance for credit loss by assessing the risks and losses inherent in its financing receivables that are disaggregated by portfolio segment and class. The portfolio segment is based on the financing transactions offered by the Company: lease receivables, loan receivables, and financed service contracts and other. The financing receivables are further disaggregated by class based on their risk characteristics. The two classes of receivables that the Company has identified are Established Markets and Growth Markets. The Growth Markets class consists of countries in the Company’s Emerging Markets segment as well as China and India, and the Established Markets class consists of the remaining geographies in which the Company has financing receivables. See Note 7.

The Company determines the allowance for credit loss for each class of financing receivables by applying the loss factor based on a given internal credit risk rating assigned to each financing receivables class. The loss factor is developed using external data as benchmarks, such as the external long-term historical loss rates and expected default rates that are published annually by a major third party credit-rating agency. Internal credit risk rating is derived by taking into consideration various customer-specific factors and macroeconomic conditions. These factors include the strength of the customer’s business and financial performance, the quality of the customer’s banking relationships, the Company’s specific historical experience with the customer, the performance and outlook of the customer’s industry, the customer’s legal and regulatory environment, the potential sovereign risk of the geographic locations in which the customer is operating, and independent third-party evaluations. Such factors are updated regularly or when facts and circumstances indicate that an update is deemed necessary. The Company’s internal credit risk ratings are categorized as 1 through 10 with the lowest credit risk rating representing the highest quality financing receivables.

Receivables with a risk rating of 8 or higher are deemed to be impaired and are subject to impairment evaluation. When evaluating lease and loan receivables and the earned portion of financed service contracts for possible impairment, the Company considers historical experience, credit quality, age of the receivable balances, and economic conditions that may affect a customer’s ability to pay. When the Company, based on current information and events, determines that it is probable that all amounts due, including scheduled interest payments, pursuant to the contractual terms of the financing agreement are unable to be collected, the financing receivable is considered impaired. All such outstanding amounts, including any accrued interest, are assessed at the customer level and will be fully reserved. Financing receivables are written off at the point when they are considered uncollectible and all outstanding balances, including any previously earned but uncollected interest income, will be reversed and charged against earnings. The Company does not typically have any partially written-off financing receivables.

Outstanding financing receivables that are aged 31 days or more from the contractual payment date are considered past due. The Company does not accrue interest on financing receivables that are considered impaired or more than 90 days past due unless either the receivable has not been collected due to administrative reasons or the receivable is well secured. Financing receivables may be placed on non-accrual status earlier if, in management’s opinion, a timely collection of the full principal and interest becomes uncertain. After a financing receivable has been categorized as non-accrual, interest will be recognized when cash is received. A financing receivable may be returned to accrual status after all of the customer’s delinquent balances of principal and interest have been settled and the customer remains current for an appropriate period.

The Company facilitates third-party financing arrangements for channel partners, consisting of revolving short-term financing, generally with payment terms ranging from 60 to 90 days. In certain instances, these financing arrangements result in a transfer of the Company’s receivables to the third party. The receivables are derecognized upon transfer, as these transfers qualify as true sales, and the Company receives a payment for the receivables from the third party based on the Company’s standard payment terms. These financing arrangements facilitate the working capital requirements of the channel partners and, in some cases, the Company guarantees a portion of these arrangements. The Company also provides financing guarantees for third-party financing arrangements extended to end-user customers related to leases and loans, which typically have terms of up to three years. The Company could be called upon to make payments under these guarantees in the event of nonpayment by the channel partners or end-user customers. Deferred revenue relating to these financing arrangements is recorded in accordance with revenue recognition policies or for the fair value of the financing guarantees.

(g) Depreciation and Amortization Property and equipment are stated at cost, less accumulated depreciation or amortization, whenever applicable. Depreciation and amortization are computed using the straight-line method, generally over the following periods:

Period
Buildings	25 years
Building improvements	10 years
Furniture and fixtures	5 years
Leasehold improvements	Shorter of remaining lease term or 5 years
Computer equipment and related software	30 to 36 months
Production, engineering, and other equipment	Up to 5 years
Operating lease assets	Based on lease term—generally up to 3 years

(h) Business Combinations Upon adoption of revised accounting guidance for business combinations beginning with business combinations completed in the first quarter of fiscal 2010, the Company (i) applies the expanded definition of “business” and “business combination” as prescribed by the revised guidance ii) recognizes assets acquired, liabilities assumed and noncontrolling interests (including goodwill) measured at fair value at the acquisition date with subsequent changes to the fair value of such assets acquired and liabilities assumed recognized in earnings after the expiration of the measurement period, a period not to exceed 12 months from the acquisition date; (iii) recognizes acquisition-related expenses and acquisition-related restructuring costs in earnings; and (iv) capitalizes in-process research and development (IPR&D) at fair value as an indefinite-lived intangible asset that will be assessed for impairment thereafter. Upon completion of development, the R&D intangible asset will be amortized over its estimated useful life.

(i) Goodwill and Purchased Intangible Assets Goodwill is tested for impairment on an annual basis in the fourth fiscal quarter and, when specific circumstances dictate, between annual tests. When impaired, the carrying value of goodwill is written down to fair value. The goodwill impairment test involves a two-step process. The first step, identifying a potential impairment, compares the fair value of a reporting unit with its carrying amount, including goodwill. If the carrying value of the reporting unit exceeds its fair value, the second step would need to be conducted; otherwise, no further steps are necessary as no potential impairment exists. The second step, measuring the impairment loss, compares the implied fair value of the reporting unit goodwill with the carrying amount of that goodwill. Any excess of the reporting unit goodwill carrying value over the respective implied fair value is recognized as an impairment loss. Purchased intangible assets with finite lives are carried at cost, less accumulated amortization. Amortization is computed over the estimated useful lives of the respective assets, generally two to seven years. See “Long-Lived Assets” below for the Company’s policy regarding impairment testing of purchased intangible assets with finite lives. Purchased intangible assets with indefinite lives are assessed for potential impairment annually or when events or circumstances indicate that their carrying amounts might be impaired.

(j) Long-Lived Assets Long-lived assets that are held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Determination of recoverability of long-lived assets is based on an estimate of the undiscounted future cash flows resulting from the use of the asset and its eventual disposition. Measurement of an impairment loss for long-lived assets that management expects to hold and use is based on the difference between the fair value of the asset and its carrying value. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less costs to sell.

(k) Derivative Instruments The Company recognizes derivative instruments as either assets or liabilities and measures those instruments at fair value. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. For a derivative instrument designated as a fair value hedge, the gain or loss is recognized in earnings in the period of change together with the offsetting loss or gain on the hedged item attributed to the risk being hedged. For a derivative instrument designated as a cash flow hedge, the effective portion of the derivative’s gain or loss is initially reported as a component of AOCI and subsequently reclassified into earnings when the hedged exposure affects earnings. The ineffective portion of the gain or loss is reported in earnings immediately. For derivative instruments that are not designated as accounting hedges, changes in fair value are recognized in earnings in the period of change. The Company records derivative instruments in the statements of cash flows to operating, investing or financing activities consistent with the cash flows of the hedged item.

(l) Foreign Currency Translation Assets and liabilities of non-U.S. subsidiaries that operate in a local currency environment, where that local currency is the functional currency, are translated to U.S. dollars at exchange rates in effect at the balance sheet date, with the resulting translation adjustments directly recorded to a separate component of AOCI. Income and expense accounts are translated at average exchange rates during the year. Remeasurement adjustments are recorded in other income (loss), net. The effect of foreign currency exchange rates on cash and cash equivalents was not material for any of the years presented.

(m) Concentrations of Risk Cash and cash equivalents are maintained with several financial institutions. Deposits held with banks may exceed the amount of insurance provided on such deposits. Generally, these deposits may be redeemed upon demand and are maintained with financial institutions with reputable credit and therefore bear minimal credit risk. The Company seeks to mitigate its credit risks by spreading such risks across multiple counterparties and monitoring the risk profiles of these counterparties.

The Company performs ongoing credit evaluations of its customers and, with the exception of certain financing transactions, does not require collateral from its customers. The Company receives certain of its components from sole suppliers. Additionally, the Company relies on a limited number of contract manufacturers and suppliers to provide manufacturing services for its products. The inability of a contract manufacturer or supplier to fulfill supply requirements of the Company could materially impact future operating results.

(n) Revenue Recognition The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collectibility is reasonably assured. In instances where final acceptance of the product, system, or solution is specified by the customer, revenue is deferred until all acceptance criteria have been met. For hosting arrangements, the Company recognizes subscription revenue ratably over the subscription period, while usage revenue is recognized based on utilization. Technical support services revenue is deferred and recognized ratably over the period during which the services are to be performed, which is typically from one to three years. Advanced services revenue is recognized upon delivery or completion of performance.

The Company uses distributors that stock inventory and typically sell to systems integrators, service providers, and other resellers. In addition, certain products are sold through retail partners. The Company refers to this as its two-tier system of sales to the end customer. Revenue from distributors and retail partners generally is recognized based on a sell-through method using information provided by them. Distributors and retail partners participate in various cooperative marketing and other programs, and the Company maintains estimated accruals and allowances for these programs. The Company accrues for warranty costs, sales returns, and other allowances based on its historical experience. Shipping and handling fees billed to customers are included in net sales, with the associated costs included in cost of sales.

In October 2009, the FASB amended the accounting standards for revenue recognition to remove from the scope of industry-specific software revenue recognition guidance tangible products containing software components and nonsoftware components that function together to deliver the product’s essential functionality. In October 2009, the FASB also amended the accounting standards for multiple-deliverable revenue arrangements to:

(i)	provide updated guidance on whether multiple deliverables exist, how the deliverables in an arrangement should be separated, and how consideration should be allocated;

(ii)	require an entity to allocate revenue in an arrangement using estimated selling prices (ESP) of deliverables if a vendor does not have vendor-specific objective evidence of selling price (VSOE) or third-party evidence of selling price (TPE); and

(iii)	eliminate the use of the residual method and require an entity to allocate revenue using the relative selling price method.

The Company elected to early adopt this accounting guidance at the beginning of its first quarter of fiscal 2010 on a prospective basis for applicable transactions originating or materially modified after July 25, 2009. This guidance does not generally change the units of accounting for the Company’s revenue transactions. Most products and services qualify as separate units of accounting and the revenue is recognized when the applicable revenue recognition criteria are met. The Company’s arrangements generally do not include any provisions for cancellation, termination, or refunds that would significantly impact recognized revenue.

Many of the Company’s products have both software and nonsoftware components that function together to deliver the products’ essential functionality. The Company’s product offerings fall into the following categories: Routers, Switches, New Products, and Other Products. The Other Products category includes optical networking and emerging technology items. The Company also provides technical support and advanced services. The Company has a broad customer base that encompasses virtually all types of public and private entities, including enterprise businesses, service providers, commercial customers, and consumers. The Company and its salesforce are not organized by product divisions and the Company’s products and services can be sold standalone or together in various combinations across the Company’s geographic segments or customer markets. For example, service provider arrangements are typically larger in scale with longer deployment schedules and involve the delivery of a variety of product technologies, including high-end routing, video and network management software, and other product technologies along with technical support and advanced services. The Company’s enterprise and commercial arrangements are typically unique for each customer and smaller in scale and may include network infrastructure products such as routers and switches or collaboration technologies such as unified communications and Cisco TelePresence systems products along with technical support services. Consumer products, which constitute a small portion of the Company’s overall business, are sold in standalone arrangements directly to distributors and retailers without support, as customers generally only require repair or replacement of defective products or parts under warranty.

The Company enters into revenue arrangements that may consist of multiple deliverables of its product and service offerings due to the needs of its customers. For example, a customer may purchase routing products along with a contract for technical support services. This arrangement would consist of multiple elements, with the products delivered in one reporting period and the technical support services delivered across multiple reporting periods. Another customer may purchase networking products along with advanced service offerings, in which all the elements are delivered within the same reporting period. In addition, distributors and retail partners purchase products or technical support services on a standalone basis for resale to an end user or for purposes of stocking certain products, and these transactions would not result in a multiple element arrangement. For transactions entered into prior to the first quarter of fiscal 2010, the Company primarily recognized revenue based on software revenue recognition guidance. For the vast majority of the Company’s arrangements involving multiple deliverables, such as sales of products with services, the entire fee from the arrangement was allocated to each respective element based on its relative selling price, using VSOE. In the limited circumstances when the Company was not able to determine VSOE for all of the deliverables of the arrangement, but was able to obtain VSOE for any undelivered elements, revenue was allocated using the residual method. Under the residual method, the amount of revenue allocated to delivered elements equaled the total arrangement consideration less the aggregate selling price of any undelivered elements, and no revenue was recognized until all elements without VSOE had been delivered. If VSOE of any undelivered items did not exist, revenue from the entire arrangement was initially deferred and recognized at the earlier of (i) delivery of those elements for which VSOE did not exist or (ii) when VSOE could be established. However, in limited cases where technical support services were the only undelivered element without VSOE, the entire arrangement fee was recognized ratably as a single unit of accounting over the technical services contractual period. The residual and ratable revenue recognition methods were generally used in a limited number of arrangements containing products within the New Products category, such as Cisco TelePresence systems. Several of these technologies are sold as solution offerings, whereas products or services are not sold on a standalone basis.

In many instances, products are sold separately in standalone arrangements as customers may support the products themselves or purchase support on a time-and-materials basis. Advanced services are sometimes sold in standalone engagements such as general consulting, network management, or security advisory projects and technical support services are sold separately through renewals of annual contracts. As a result, for substantially all of the arrangements with multiple deliverables pertaining to routing and switching products and related services, as well as most arrangements containing products within the New Products and Other Products categories, the Company has used and intends to continue using VSOE to allocate the selling price to each deliverable. Consistent with its methodology under previous accounting guidance, the Company determines VSOE based on its normal pricing and discounting practices for the specific product or service when sold separately. In determining VSOE, the Company requires that a substantial majority of the selling prices for a product or service fall within a reasonably narrow pricing range, generally evidenced by approximately 80% of such historical standalone transactions falling within plus or minus 15% of the median rates. In addition, the Company considers the geographies in which the products or services are sold, major product and service groups and customer classifications, and other environmental or marketing variables in determining VSOE.

In certain limited instances, the Company is not able to establish VSOE for all deliverables in an arrangement with multiple elements. This may be due to the Company infrequently selling each element separately, not pricing products within a narrow range, or only having a limited sales history, such as in the case of certain products within the New Products and Other Products categories. When VSOE cannot be established, the Company attempts to establish selling price of each element based on TPE. TPE is determined based on competitor prices for similar deliverables when sold separately. Generally, the Company’s go-to-market strategy typically differs from that of its peers and its offerings contain a significant level of customization and differentiation such that the comparable pricing of products with similar functionality cannot be obtained. Furthermore, the Company is unable to reliably determine what similar competitor products’ selling prices are on a standalone basis. Therefore, the Company is typically not able to determine TPE.

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

The Company regularly reviews VSOE, TPE and ESP, and maintains internal controls over the establishment and updates of these estimates. There were no material impacts during the fiscal year nor does the Company currently expect a material impact in the near term from changes in VSOE, TPE or ESP.

The Company’s arrangements with multiple deliverables may have a standalone software deliverable that is subject to the existing software revenue recognition guidance. In these cases, revenue for the software is generally recognized upon shipment or electronic delivery. The revenue for these multiple-element arrangements is allocated to the software deliverable and the nonsoftware deliverables based on the relative selling prices of all of the deliverables in the arrangement using the hierarchy in the new revenue accounting guidance. In the limited circumstances where the Company cannot determine VSOE or TPE of the selling price for all of the deliverables in the arrangement, including the software deliverable, ESP is used for the purposes of performing this allocation.

(o) Advertising Costs The Company expenses all advertising costs as incurred. Advertising costs included within sales and marketing expenses were approximately $325 million, $290 million, and $165 million for fiscal 2011, 2010 and 2009, respectively.

(p) Share-Based Compensation Expense The Company measures and recognizes the compensation expense for all share-based awards made to employees and directors including employee stock options and employee stock purchases related to the Employee Stock Purchase Plan (“employee stock purchase rights”) based on estimated fair values. The fair value of employee stock options is estimated on the date of grant using a lattice-binomial option-pricing model (“lattice-binomial model”) and for employee stock purchase rights the Company estimates the fair value using the Black-Scholes model. Prior to the initial declaration of a quarterly cash dividend on March 17, 2011, the fair value of share-based awards was measured based on an expected dividend yield of 0% as the Company did not historically pay cash dividends on its common stock. For awards granted on or subsequent to March 17, 2011, the Company used an annualized dividend yield based on the per share dividend declared by its Board of Directors. The value of awards that are ultimately expected to vest is recognized as expense over the requisite service periods. Because share-based compensation expense is based on awards ultimately expected to vest, it has been reduced for forfeitures.

(q) Software Development Costs Software development costs required to be capitalized for software sold, leased, or otherwise marketed have not been material to date. Software development costs required to be capitalized for internal use software have also not been material to date.

(r) Income Taxes Income tax expense is based on pretax financial accounting income. Deferred tax assets and liabilities are recognized for the expected tax consequences of temporary differences between the tax bases of assets and liabilities and their reported amounts. Valuation allowances are recorded to reduce deferred tax assets to the amount that will more likely than not be realized.

The Company accounts for uncertainty in income taxes using a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon settlement. The Company classifies the liability for unrecognized tax benefits as current to the extent that the Company anticipates payment (or receipt) of cash within one year. Interest and penalties related to uncertain tax positions are recognized in the provision for income taxes.

(s) Computation of Net Income per Share Basic net income per share is computed using the weighted-average number of common shares outstanding during the period. Diluted net income per share is computed using the weighted-average number of common shares and dilutive potential common shares outstanding during the period. Diluted shares outstanding include the dilutive effect of in-the-money options, unvested restricted stock, and restricted stock units. The dilutive effect of such equity awards is calculated based on the average share price for each fiscal period using the treasury stock method. Under the treasury stock method, the amount the employee must pay for exercising stock options, the amount of compensation cost for future service that the Company has not yet recognized, and the amount of tax benefits that would be recorded in additional paid-in capital when the award becomes deductible are collectively assumed to be used to repurchase shares.

(t) Consolidation of Variable Interest Entities The Company uses a qualitative approach in assessing the consolidation requirement for variable interest entities. The approach focuses on identifying which enterprise has the power to direct the activities that most significantly impact the variable interest entity’s economic performance and which enterprise has the obligation to absorb losses or the right to receive benefits from the variable interest entity. In the event that the Company is the primary beneficiary of a variable interest entity, the assets, liabilities, and results of operations of the variable interest entity will be included in the Company’s Consolidated Financial Statements.

(u) Use of Estimates The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires management to make estimates and judgments that affect the amounts reported in the Consolidated Financial Statements and accompanying notes. Estimates are used for the following, among others:

•	Revenue recognition

•	Allowances for receivables and sales returns

•	Inventory valuation and liability for purchase commitments with contract manufacturers and suppliers

•	Warranty costs

•	Share-based compensation expense

•	Fair value measurements and other-than-temporary impairments

•	Goodwill and purchased intangible asset impairments

•	Income taxes

•	Loss contingencies

The actual results experienced by the Company may differ materially from management’s estimates.

(v) Recent Accounting Standards or Updates Not Yet Effective

In May 2011, the Financial Accounting Standards Board (FASB) issued an accounting standard update to provide guidance on achieving a consistent definition of and common requirements for measurement of and disclosure concerning fair value as between U.S. GAAP and International Financial Reporting Standards. This accounting standard update is effective for the Company beginning in the third quarter of fiscal 2012. The Company is currently evaluating the impact of this accounting standard update on its Consolidated Financial Statements but does not expect it will have a material impact.

In June 2011, the FASB issued an accounting standard update to provide guidance on increasing the prominence of items reported in other comprehensive income. This accounting standard update eliminates the option to present components of other comprehensive income as part of the statement of equity and requires that the total of comprehensive income, the components of net income, and the components of other comprehensive income be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. It is also required to present on the face of the financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statement(s) where the components of net income and the components of other comprehensive income are presented. This accounting standard update is effective for the Company beginning in the first quarter of fiscal 2013.

In August 2011, the FASB approved a revised accounting standard update intended to simplify how an entity tests goodwill for impairment. The amendment will allow an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. An entity no longer will be required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. This accounting standard update will be effective for the Company beginning in the first quarter of fiscal 2013 and early adoption is permitted. The Company is currently evaluating the impact of this accounting standard update on its Consolidated Financial Statements.

3. Business Combinations

The Company completed six business combinations during fiscal 2011. A summary of the allocation of the total purchase consideration is presented as follows (in millions):

Fiscal 2011	Shares Issued	Purchase Consideration	Net Tangible Assets Acquired/ (Liabilities Assumed)	Purchased Intangible Assets	Goodwill
Total	—	$288	$(10)	$114	$184

The total purchase consideration related to the Company’s business combinations completed during fiscal 2011 consisted of either cash consideration or cash consideration along with vested share-based awards assumed. Total cash and cash equivalents acquired from business combinations completed during fiscal 2011 were approximately $7 million.

Total transaction costs related to business combination activities during fiscal 2011 and 2010 were $10 million and $32 million, respectively, which were expensed as incurred and recorded as G&A expenses. The Company continues to evaluate certain assets and liabilities related to business combinations completed during the period. Additional information, which existed as of the acquisition date but was at that time unknown to the Company, may become known to the Company during the remainder of the measurement period, a period not to exceed 12 months from the acquisition date. Changes to amounts recorded as assets or liabilities may result in a corresponding adjustment to goodwill.

The goodwill generated from the Company’s business combinations completed during the year ended July 30, 2011 is primarily related to expected synergies. The goodwill is not deductible for U.S. federal income tax purposes.

Fiscal 2010 and 2009

Allocation of the purchase consideration for business combinations completed in fiscal 2010 is summarized as follows (in millions):

Fiscal 2010	Shares Issued	Purchase Consideration	Net Tangible Assets Acquired/ (Liabilities Assumed)	Purchased Intangible Assets	Goodwill
ScanSafe, Inc.	—	$154	$2	$31	$121
Starent Networks, Corp.	—	2,636	(17)	1,274	1,379
Tandberg ASA	—	3,268	17	980	2,271
Other	—	128	2	95	31

Total	—	$6,186	$4	$2,380	$3,802

Allocation of the purchase consideration for business combinations completed in fiscal 2009 is summarized as follows (in millions):

Fiscal 2009	Shares Issued	Purchase Consideration	Net Tangible Assets Acquired/ (Liabilities Assumed)	Purchased Intangible Assets	Goodwill	IPR&D
PostPath, Inc.	—	$197	$(10)	$52	$152	$3
Pure Digital Technologies, Inc.	27	533	(9)	191	299	52
Pure Networks, Inc.	—	105	(4)	30	79	—
Other	—	146	(5)	75	68	8

Total	27	$981	$(28)	$348	$598	$63

The Consolidated Financial Statements include the operating results of each business combination from the date of acquisition. Pro forma results of operations for the acquisitions completed during fiscal 2011, 2010, and 2009 have not been presented because the effects of the acquisitions, individually and in the aggregate, were not material to the Company’s financial results.

4. Goodwill and Purchased Intangible Assets

(a) Goodwill

The following tables present the goodwill allocated to the Company’s reportable segments as of July 30, 2011 and July 31, 2010, as well as the changes to goodwill during fiscal 2011 and 2010 (in millions):

	Balance at July 31, 2010	Acquisitions	Other	Balance at July 30, 2011
United States and Canada	$11,289	$121	$(66)	$11,344
European Markets	2,729	35	25	2,789
Emerging Markets	762	4	—	766
Asia Pacific Markets	1,894	24	1	1,919

Total	$16,674	$184	$(40)	$16,818

	Balance at July 25, 2009	Acquisitions	Other	Balance at July 31, 2010
United States and Canada	$9,512	$1,802	$(25)	$11,289
European Markets	1,669	1,089	(29)	2,729
Emerging Markets	437	324	1	762
Asia Pacific Markets	1,307	587	—	1,894

Total	$12,925	$3,802	$(53)	$16,674

In the preceding tables, “Other” includes foreign currency translation and purchase accounting adjustments for both fiscal 2011 and 2010. In fiscal 2011, “Other” also includes a goodwill reduction of $63 million related to the pending sale of the Company’s manufacturing operations in Juarez, Mexico, and an adjustment related to a divestiture. The goodwill reduction was included in restructuring and other charges. See Note 5.

(b) Purchased Intangible Assets

The following tables present details of the Company’s intangible assets acquired through business combinations completed during fiscal 2011 and 2010 (in millions, except years):

	FINITE LIVES						INDEFINITE LIVES	TOTAL
	TECHNOLOGY		CUSTOMER RELATIONSHIPS		OTHER		IPR&D
Fiscal 2011	Weighted- Average Useful Life (in Years)	Amount	Weighted- Average Useful Life (in Years)	Amount	Weighted- Average Useful Life (in Years)	Amount	Amount	Amount
Total	4.8	$92	6.4	$16	2.5	$1	$5	$114

	FINITE LIVES						INDEFINITE LIVES	TOTAL
	TECHNOLOGY		CUSTOMER RELATIONSHIPS		OTHER		IPR&D
Fiscal 2010	Weighted- Average Useful Life (in Years)	Amount	Weighted- Average Useful Life (in Years)	Amount	Weighted- Average Useful Life (in Years)	Amount	Amount	Amount
ScanSafe, Inc.	5.0	$14	6.0	$11	3.0	$6	$—	$31
Starent Networks, Corp.	6.0	691	7.0	434	0.3	35	114	1,274
Tandberg ASA	5.0	709	7.0	179	3.0	21	71	980
Other	4.0	68	4.8	12	1.0	1	14	95

Total		$1,482		$636		$63	$199	$2,380

The following tables present details of the Company’s purchased intangible assets (in millions):

July 30, 2011	Gross	Accumulated Amortization	Net
Purchased intangible assets with finite lives:
Technology	$1,961	$(561)	$1,400
Customer relationships	2,277	(1,346)	931
Other	123	(91)	32

Total purchased intangible assets with finite lives	4,361	(1,998)	2,363
IPR&D, with indefinite lives	178	—	178

Total	$4,539	$(1,998)	$2,541

July 31, 2010	Gross	Accumulated Amortization	Net
Purchased intangible assets with finite lives:
Technology	$2,396	$(686)	$1,710
Customer relationships	2,326	(1,045)	1,281
Other	172	(85)	87

Total purchased intangible assets with finite lives	4,894	(1,816)	3,078
IPR&D, with indefinite lives	196	—	196

Total	$5,090	$(1,816)	$3,274

Purchased intangible assets include intangible assets acquired through business combinations as well as through direct purchases or licenses.

The following table presents the amortization of purchased intangible assets (in millions):

Years Ended	July 30, 2011	July 31, 2010	July 25, 2009
Amortization of purchased intangible assets:
Cost of sales	$492	$277	$211
Operating expenses:
Amortization of purchased intangible assets	520	491	533
Restructuring and other charges	8	—	—

Total	$1,020	$768	$744

Amortization of purchased intangible assets for fiscal 2011, 2010 and 2009 included impairment charges of approximately $164 million, $28 million and $95 million, respectively. For fiscal 2011, the impairment charges were categorized as $97 million impairment in technology assets, $40 million impairment in customer relationships, and $27 million impairment in other. These impairments were primarily due to declines in the estimated fair value of intangible assets associated with certain of the Company’s consumer products as a result of reductions in the expected future cash flows of such consumer products, and a portion of these impairment charges was recorded under restructuring and other charges upon the Company’s decision to exit its Flip Video cameras product line. The fair value for purchased intangible assets for which the carrying amount was not deemed to be recoverable was determined using the future discounted cash flows that the assets were expected to generate. For fiscal 2010 and 2009, the impairment charges were due to reductions in expected future cash flows related to certain of the Company’s technologies and customer relationships, and were recorded as amortization of purchased intangible assets.

For purchased intangible assets with finite lives, the estimated future amortization expense as of July 30, 2011 is as follows (in millions):

Fiscal Year	Amount
2012	$736
2013	621
2014	434
2015	366
2016	160
Thereafter	46

Total	$2,363

5. Restructuring and Other Charges

In the second half of fiscal 2011, the Company initiated a number of key, targeted actions to address several areas in its business model intended to accomplish the following: simplify and focus the Company’s organization and operating model; align the Company’s cost structure given transitions in the marketplace; divest or exit underperforming operations; and deliver value to the Company’s shareholders. The Company is taking these actions to align its business based on its five foundational priorities: leadership in its core business (routing, switching, and associated services) which includes comprehensive security and mobility solutions; collaboration; data center virtualization and cloud; video; and architectures for business transformation. The following table summarizes the activity related to the restructuring and other charges (in millions):

	Voluntary Early Retirement Program	Employee Severance	Goodwill and Intangible Assets	Other	Total
Fiscal 2011 Charges	$453	$247	$71	$28	$799
Cash payments	(436)	(13)	—	—	(449)
Non-cash items	—	—	(71)	(17)	(88)

Restructuring liability as of July 30, 2011	$17	$234	$—	$11	$262

As part of the Company’s plan to reduce its operating expenses, the Company announced during fiscal 2011 its intent to reduce its global workforce across all functions by approximately 6,500 employees, which includes approximately 2,100 employees who elected to participate in a voluntary early retirement program. This global workforce reduction represents approximately 9% of the Company’s regular full-time workforce. The employee severance charge incurred during the fourth quarter of fiscal 2011 was approximately $214 million and was related to approximately 2,600 employees, most of whom are expected to exit in early fiscal 2012. The remaining employee severance charges during fiscal 2011 were related to the restructuring of the Company’s consumer business that began during the third quarter of fiscal 2011.

The Company also incurred a charge of approximately $63 million related to a reduction to goodwill as a result of the pending sale of its Juarez manufacturing operations. See Note 4. Approximately 5,000 employees of this manufacturing operation will be transferred to the buyer upon completion of the transaction, which is expected to occur in fiscal 2012. In connection with the restructuring of the Company’s consumer business related to the exit of the Flip Video cameras product line in fiscal 2011, the Company recorded an intangible asset impairment of $8 million. See Note 4.

The charges included in “Other” were primarily related to the consolidation of excess facilities and other charges associated with the realignment and restructuring of the Company’s consumer business.

During fiscal 2011, the Company also recorded charges of $124 million, primarily related to inventory and supply chain charges in connection with the Company’s consumer restructuring activities and the exiting of its Flip Video cameras product line, which were recorded in cost of sales and not included in the preceding table.

6. Balance Sheet Details

The following tables provide details of selected balance sheet items (in millions):

	July 30, 2011	July 31, 2010
Inventories:
Raw materials	$219	$217
Work in process	52	50
Finished goods:
Distributor inventory and deferred cost of sales	631	587
Manufactured finished goods	331	260

Total finished goods	962	847

Service-related spares	182	161
Demonstration systems	71	52

Total	$1,486	$1,327

Property and equipment, net:
Land, buildings, and building & leasehold improvements	$4,760	$4,470
Computer equipment and related software	1,429	1,405
Production, engineering, and other equipment	5,093	4,702
Operating lease assets (1)	293	255
Furniture and fixtures	491	476

	12,066	11,308
Less accumulated depreciation and amortization (1)	(8,150)	(7,367)

Total	$3,916	$3,941

(1) Accumulated depreciation related to operating lease assets was $169 and $144 as of July 30, 2011 and July 31, 2010, respectively.
Other assets:
Deferred tax assets	$1,864	$2,079
Investments in privately held companies	796	756
Other	441	371

Total	$3,101	$3,206

Deferred revenue:
Service	$8,521	$7,428
Product:
Unrecognized revenue on product shipments and other deferred revenue	3,003	2,788
Cash receipts related to unrecognized revenue from two-tier distributors	683	867

Total product deferred revenue	3,686	3,655

Total	$12,207	$11,083

Reported as:
Current	$8,025	$7,664
Noncurrent	4,182	3,419

Total	$12,207	$11,083

7. Financing Receivables and Guarantees

(a) Financing Receivables

Financing receivables primarily consist of lease receivables, loan receivables, and financed service contracts and other. Lease receivables represent sales-type and direct-financing leases resulting from the sale of the Company’s and complementary third-party products and are typically collateralized by a security interest in the underlying assets. Lease receivables consist of arrangements with terms of four years on average while loan receivables generally have terms of up to three years. The financed service contracts and other category includes financing receivables related to technical support and other services, as well as an insignificant amount of receivables related to financing of certain indirect costs associated with leases. Revenue related to the technical support services is typically deferred and included in deferred service revenue and is recognized ratably over the period during which the related services are to be performed, which typically ranges from one to three years.

A summary of the Company’s financing receivables is presented as follows (in millions):

July 30, 2011	Lease Receivables	Loan Receivables	Financed Service Contracts & Other (1)	Total Financing Receivables
Gross	$3,111	$1,468	$2,637	$7,216
Unearned income	(250)	—	—	(250)
Allowance for credit loss	(237)	(103)	(27)	(367)

Total, net	$2,624	$1,365	$2,610	$6,599

Reported as:
Current	$1,087	$673	$1,351	$3,111
Noncurrent	1,537	692	1,259	3,488

Total, net	$2,624	$1,365	$2,610	$6,599

(1)	As of July 30, 2011, the deferred service revenue related to financed service contracts and other was $2,044 million.

July 31, 2010	Lease Receivables	Loan Receivables	Financed Service Contracts & Other	Total Financing Receivables
Gross	$2,411	$1,249	$1,773	$5,433
Unearned income	(215)	—	—	(215)
Allowance for credit loss	(207)	(73)	(21)	(301)

Total, net	$1,989	$1,176	$1,752	$4,917

Reported as:
Current	$813	$501	$989	$2,303
Noncurrent	1,176	675	763	2,614

Total, net	$1,989	$1,176	$1,752	$4,917

Contractual maturities of the gross lease receivables at July 30, 2011 are summarized as follows (in millions):

Fiscal Year	Amount
2012	$1,269
2013	919
2014	572
2015	270
2016	76
Thereafter	5

Total	$3,111

Actual cash collections may differ from the contractual maturities due to early customer buyouts, refinancings, or defaults.

(b)	Credit Quality of Financing Receivables

Financing receivables categorized by the Company’s internal credit risk rating for each portfolio segment and class as of July 30, 2011 are summarized as follows (in millions):

	INTERNAL CREDIT RISK RATING
	1 to 4	5 to 6	7 and Higher	Total	Residual Value	Gross Receivables, Net of Unearned Income
Established Markets
Lease receivables	$1,214	$1,182	$23	$2,419	$292	$2,711
Loan receivables	204	187	4	395	—	395
Financed service contracts & other	1,622	939	52	2,613	—	2,613

Total Established Markets	$3,040	$2,308	$79	$5,427	$292	$5,719

Growth Markets
Lease receivables	$35	$93	$18	$146	$4	$150
Loan receivables	458	580	35	1,073	—	1,073
Financed service contracts & other	1	19	4	24	—	24

Total Growth Markets	$494	$692	$57	$1,243	$4	$1,247

Total	$3,534	$3,000	$136	$6,670	$296	$6,966

Credit risk ratings of 1 through 4 correspond to investment-grade ratings, while credit risk ratings of 5 and 6 correspond to non-investment-grade ratings. Credit risk ratings of 7 and higher correspond to substandard ratings and constitute a relatively small portion of the Company’s financing receivables. The credit risk profile of the Company’s financing receivables as of July 30, 2011 is not materially different than the credit risk profile as of July 31, 2010.

In circumstances when collectability is not deemed reasonably assured, the associated revenue is deferred in accordance with the Company’s revenue recognition policies, and the related allowance for credit loss, if any, is included in deferred revenue. The Company also records deferred revenue associated with financing receivables when there are remaining performance obligations, as it does for financed service contracts. The total of the allowances for credit loss and the deferred revenue associated with total financing receivables as of July 30, 2011 was $2,793 million, compared with a gross financing receivables balance (net of unearned income) of $6,966 million as of July 30, 2011. The losses that the Company has incurred historically with respect to its financing receivables have been immaterial and consistent with the performance of an investment-grade portfolio.

As of July 30, 2011, the portion of the portfolio that was deemed to be impaired, generally with a credit risk rating of 8 or higher, was immaterial. The total net write-offs of financing receivables were not material for fiscal 2011. During fiscal 2011, the Company did not modify any financing receivables.

The following table presents the aging analysis of financing receivables by portfolio segment and class as of July 30, 2011 (in millions):

Established Markets	31-60 Days Past Due (1)	61-90 Days Past Due (1)	Greater than 90 Days Past Due (1) (2)	Total Past Due	Current	Gross Receivables, Net of Unearned Income	Non-Accrual Financing Receivables	Impaired Financing Receivables
Lease receivables	$85	$33	$139	$257	$2,454	$2,711	$16	$6
Loan receivables	6	1	9	16	379	395	1	1
Financed service contracts & other	68	33	265	366	2,247	2,613	17	6

Total Established Markets	$159	$67	$413	$639	$5,080	$5,719	$34	$13

Growth Markets
Lease receivables	$4	$2	$13	$19	$131	$150	$18	$18
Loan receivables	2	6	12	20	1,053	1,073	3	3
Financed service contracts & other	—	—	—	—	24	24	—	—

Total Growth Markets	$6	$8	$25	$39	$1,208	$1,247	$21	$21

Total	$165	$75	$438	$678	$6,288	$6,966	$55	$34

(1)

Past due financing receivables are those that are 31 days or more past due according to their contractual payment terms. The data in the preceding table are presented by contract and the aging classification of each contract is based on the oldest outstanding receivable, and therefore past due amounts also include unbilled and current receivables within the same contract. Effective in the fourth quarter of fiscal 2011, the presentation of the aging table excludes pending adjustments on billed tax assessment in certain international markets.

(2)

The balance of either unbilled or current financing receivables included in the greater-than-90 days past due category for lease receivables, loan receivables, and financed service contracts and other was $116 million, $15 million, and $230 million as of July 30, 2011, respectively.

The aging profile of the Company’s financing receivables as of July 30, 2011 is not materially different than that of July 31, 2010. As of July 30, 2011, the Company had financing receivables of $50 million, net of unbilled or current receivables from the same contract, that were in the greater than 90 days past due category but remained on accrual status. A financing receivable may be placed on non-accrual status earlier if, in management’s opinion, a timely collection of the full principal and interest becomes uncertain.

(c) Allowance for Credit Loss Rollforward

The activity for fiscal 2011 related to the allowances for credit loss and the related financing receivables as of July 30, 2011 are summarized as follows (in millions):

	CREDIT LOSS ALLOWANCES
	Lease Receivables	Loan Receivables	Financed Service Contracts & Other	Total
Allowance for credit loss as of July 31, 2010	$207	$73	$21	$301
Provisions	31	43	8	82
Write-offs, net	(13)	(18)	(2)	(33)
Foreign exchange and other	12	5	—	17

Allowance for credit loss as of July 30, 2011	$237	$103	$27	$367

Gross receivables as of July 30, 2011, net of unearned income	$2,861	$1,468	$2,637	$6,966

Financing receivables that were individually evaluated for impairment during fiscal 2011 were not material and therefore are not presented separately in the preceding table.

(d) Financing Guarantees

In the ordinary course of business, the Company provides financing guarantees that are for various third-party financing arrangements extended to channel partners and end-user customers.

Channel Partner Financing Guarantees The Company facilitates arrangements for third-party financing extended to channel partners, consisting of revolving short-term financing, generally with payment terms ranging from 60 to 90 days. These financing arrangements facilitate the working capital requirements of the channel partners, and, in some cases, the Company guarantees a portion of these arrangements. The volume of channel partner financing was $18.2 billion, $17.2 billion and $14.2 billion for fiscal 2011, 2010, and 2009, respectively. The balance of the channel partner financing subject to guarantees was $1.4 billion as of each July 30, 2011 and July 31, 2010.

End-User Financing Guarantees The Company also provides financing guarantees for third-party financing arrangements extended to end-user customers related to leases and loans that typically have terms of up to three years. The volume of financing provided by third parties for leases and loans on which the Company has provided guarantees was $1.2 billion for fiscal 2011, $944 million for fiscal 2010, and $1.2 billion for fiscal 2009. For the periods presented, payments under these guarantee arrangements were not material.

Financing Guarantee Summary The aggregate amount of financing guarantees outstanding at July 30, 2011 and July 31, 2010, representing the total maximum potential future payments under financing arrangements with third parties, and the related deferred revenue are summarized in the following table (in millions):

	July 30, 2011	July 31, 2010
Maximum potential future payments relating to financing guarantees:
Channel partner	$336	$448
End user	277	304

Total	$613	$752

Deferred revenue associated with financing guarantees:
Channel partner	$(248)	$(277)
End user	(248)	(272)

Total	$(496)	$(549)

Maximum potential future payments relating to financing guarantees, net of associated deferred revenue	$117	$203

8. Investments

(a) Summary of Available-for-Sale Investments

The following tables summarize the Company’s available-for-sale investments (in millions):

July 30, 2011	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Fixed income securities:
U.S. government securities	$19,087	$52	$—	$19,139
U.S. government agency securities (1)	8,742	35	(1)	8,776
Non-U.S. government and agency securities (2)	3,119	14	(1)	3,132
Corporate debt securities	4,333	65	(4)	4,394
Asset-backed securities	120	5	(4)	121

Total fixed income securities	35,401	171	(10)	35,562
Publicly traded equity securities	734	639	(12)	1,361

Total	$36,135	$810	$(22)	$36,923

July 31, 2010	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Fixed income securities:
U.S. government securities	$16,570	$42	$—	$16,612
U.S. government agency securities (1)	13,511	68	—	13,579
Non-U.S. government and agency securities (2)	1,452	15	—	1,467
Corporate debt securities	2,179	64	(21)	2,222
Asset-backed securities	145	9	(5)	149

Total fixed income securities	33,857	198	(26)	34,029
Publicly traded equity securities	889	411	(49)	1,251

Total	$34,746	$609	$(75)	$35,280

(1)	Includes corporate securities that are guaranteed by the Federal Deposit Insurance Corporation (FDIC).
(2)	Includes agency and corporate securities that are guaranteed by non-U.S. governments.

(b) Gains and Losses on Available-for-Sale Investments

The following tables present the gross and net realized gains (losses) related to the Company’s available-for-sale investments (in millions):

Years Ended	July 30, 2011	July 31, 2010	July 25, 2009
Gross realized gains	$348	$279	$435
Gross realized losses	(169)	(110)	(459)

Total	$179	$169	$(24)

Years Ended	July 30, 2011	July 31, 2010	July 25, 2009

Realized gains (losses) net:
Publicly traded equity securities	$88	$66	$86
Fixed income securities	91	103	(110)

Total	$179	$169	$(24)

There were no significant impairment charges on available-for-sale investments for the year ended July 30, 2011. There was no impairment charge for the year ended July 31, 2010 while for the year ended July 25, 2009, net losses on fixed income securities and net gains on publicly traded equity securities included impairment charges of $219 million and $39 million, respectively. The impairment charges for fiscal 2009 were due to a decline in the fair value of the investments below their cost basis that were judged to be other than temporary and were recorded as a reduction to the amortized cost of the respective investments.

The following table summarizes the activity related to credit losses for fixed income securities (in millions):

	July 30, 2011	July 31, 2010
Balance at beginning of fiscal year	$(95)	$(153)
Sales of other-than-temporarily impaired fixed income securities	72	58

Balance at end of fiscal year	$(23)	$(95)

The following tables present the breakdown of the available-for-sale investments with gross unrealized losses and the duration that those losses had been unrealized at July 30, 2011 and July 31, 2010 (in millions):

	UNREALIZED LOSSES LESS THAN 12 MONTHS		UNREALIZED LOSSES 12 MONTHS OR GREATER		TOTAL
July 30, 2011	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Fixed income securities:
U.S. government agency securities (1)	$2,310	$(1)	$—	$—	$2,310	$(1)
Non-U.S. government and agency securities (2)	875	(1)	—	—	875	(1)
Corporate debt securities	548	(2)	56	(2)	604	(4)
Asset-backed securities	—	—	105	(4)	105	(4)

Total fixed income securities	3,733	(4)	161	(6)	3,894	(10)
Publicly traded equity securities	112	(12)	—	—	112	(12)

Total	$3,845	$(16)	$161	$(6)	$4,006	$(22)

	UNREALIZED LOSSES LESS THAN 12 MONTHS		UNREALIZED LOSSES 12 MONTHS OR GREATER		TOTAL
July 31, 2010	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Fixed income securities:
Corporate debt securities	$140	$(1)	$304	$(20)	$444	$(21)
Asset-backed securities	2	—	115	(5)	117	(5)

Total fixed income securities	142	(1)	419	(25)	561	(26)
Publicly traded equity securities	168	(12)	393	(37)	561	(49)

Total	$310	$(13)	$812	$(62)	$1,122	$(75)

(1)	Includes corporate securities that are guaranteed by the FDIC.
(2)	Includes agency and corporate securities that are guaranteed by non-U.S. governments.

For fixed income securities that have unrealized losses as of July 30, 2011, the Company has determined that (i) it does not have the intent to sell any of these investments and (ii) it is not more likely than not that it will be required to sell any of these investments before recovery of the entire amortized cost basis. In addition, as of July 30, 2011, the Company anticipates that it will recover the entire amortized cost basis of such fixed income securities and has determined that no other-than-temporary impairments associated with credit losses were required to be recognized during the year ended July 30, 2011.

The Company has evaluated its publicly traded equity securities as of July 30, 2011 and has determined that there was no indication of other-than-temporary impairments in the respective categories of unrealized losses. This determination was based on several factors, which include the length of time and extent to which fair value has been less than the cost basis, the financial condition and near-term prospects of the issuer, and the Company’s intent and ability to hold the publicly traded equity securities for a period of time sufficient to allow for any anticipated recovery in market value.

(c) Maturities of Fixed Income Securities

The following table summarizes the maturities of the Company’s fixed income securities at July 30, 2011 (in millions):

	Amortized Cost	Fair Value
Less than 1 year	$17,720	$17,748
Due in 1 to 2 years	11,519	11,575
Due in 2 to 5 years	5,860	5,921
Due after 5 years	302	318

Total	$35,401	$35,562

Actual maturities may differ from the contractual maturities because borrowers may have the right to call or prepay certain obligations.

(d) Securities Lending

The Company periodically engages in securities lending activities with certain of its available-for-sale investments. These transactions are accounted for as a secured lending of the securities, and the securities are typically loaned only on an overnight basis. The average balance of securities lending for fiscal 2011 and 2010 was $1.6 billion and $1.5 billion, respectively. The Company requires collateral equal to at least 102% of the fair market value of the loaned security in the form of cash or liquid, high-quality assets. The Company engages in these secured lending transactions only with highly creditworthy counterparties, and the associated portfolio custodian has agreed to indemnify the Company against any collateral losses. The Company did not experience any losses in connection with the secured lending of securities during the years presented. As of July 30, 2011 and July 31, 2010, the Company had no outstanding securities lending transactions.

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

(b) Assets and Liabilities Measured at Fair Value on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis as of July 30, 2011 and July 31, 2010 were as follows (in millions):

	JULY 30, 2011 FAIR VALUE MEASUREMENTS				JULY 31, 2010 FAIR VALUE MEASUREMENTS
	Level 1	Level 2	Level 3	Total Balance	Level 1	Level 2	Level 3	Total Balance
Assets
Cash equivalents:
Money market funds	$5,852	$—	$—	$5,852	$2,521	$—	$—	$2,521
U.S. government securities	—	—	—	—	—	235	—	235
U.S. government agency securities (1)	—	1	—	1	—	40	—	40
Corporate debt securities	—	—	—	—	—	1	—	1
Available-for-sale investments:
U.S. government securities	—	19,139	—	19,139	—	16,612	—	16,612
U.S. government agency securities (1)	—	8,776	—	8,776	—	13,579	—	13,579
Non-U.S. government and agency securities(2)	—	3,132	—	3,132	—	1,467	—	1,467
Corporate debt securities	—	4,394	—	4,394	—	2,222	—	2,222
Asset-backed securities	—	—	121	121	—	—	149	149
Publicly traded equity securities	1,361	—	—	1,361	1,251	—	—	1,251
Derivative assets	—	220	2	222	—	160	3	163

Total	$7,213	$35,662	$123	$42,998	$3,772	$34,316	$152	$38,240

Liabilities:
Derivative liabilities	$—	$24	$—	$24	$—	$19	$—	$19

Total	$—	$24	$—	$24	$—	$19	$—	$19

(1)	Includes corporate securities that are guaranteed by the FDIC.
(2)	Includes agency and corporate securities that are guaranteed by non-U.S. governments.

Level 2 fixed income securities are priced using quoted market prices for similar instruments or nonbinding market prices that are corroborated by observable market data. The Company uses inputs such as actual trade data, benchmark yields, broker/dealer quotes, and other similar data, which are obtained from quoted market prices, independent pricing vendors, or other sources, to determine the ultimate fair value of these assets and liabilities. The Company uses such pricing data as the primary input to make its assessments and determinations as to the ultimate valuation of its investment portfolio and has not made, during the periods presented, any material adjustments to such inputs. The Company is ultimately responsible for the financial statements and underlying estimates. The Company’s derivative instruments are primarily classified as Level 2, as they are not actively traded and are valued using pricing models that use observable market inputs. The Company did not have any transfers between Level 1 and Level 2 fair value measurements during either fiscal 2011 or 2010.

Level 3 assets include asset-backed securities and certain derivative instruments, the values of which are determined based on discounted cash flow models using inputs that the Company could not corroborate with market data.

The following tables present a reconciliation for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the years ended July 30, 2011 and July 31, 2010 (in millions):

	Asset-Backed Securities	Derivative Assets	Total
Balance at July 31, 2010	$149	$3	$152
Total gains and losses (realized and unrealized):
Included in other income (loss), net	3	(1)	2
Purchases, sales and maturities	(31)	—	(31)

Balance at July 30, 2011	$121	$2	$123

Losses attributable to assets still held as of July 30, 2011	$—	$(1)	$(1)

	Asset-Backed Securities	Derivative Assets	Total
Balance at July 25, 2009	$223	$4	$227
Total gains and losses (realized and unrealized):
Included in other income (loss), net	(6)	—	(6)
Included in operating expenses	—	(1)	(1)
Included in other comprehensive income	34	—	34
Purchases, sales and maturities	(102)	—	(102)

Balance at July 31, 2010	$149	$3	$152

Losses attributable to assets still held as of July 31, 2010	$—	$(1)	$(1)

(c) Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

The following tables present the Company’s financial instruments and nonfinancial assets that were measured at fair value on a nonrecurring basis during the indicated periods and the related recognized gains and losses for the periods (in millions):

		FAIR VALUE MEASUREMENTS USING
	Net Carrying Value as of July 30, 2011	Level 1	Level 2	Level 3	Total Losses for the Year Ended July 30, 2011
Investments in privately held companies	$13	$—	$—	$13	$(10)
Purchased intangible assets	$—	$—	$—	$—	(164)
Property held for sale	$20	$—	$—	$20	(38)
Manufacturing operations held for sale	$167	$—	$—	$167	(61)

Total					$(273)

		FAIR VALUE MEASUREMENTS USING
	Net Carrying Value as of July 31, 2010	Level 1	Level 2	Level 3	Total (Losses) Gains for the Year Ended July 31, 2010
Investments in privately held companies	$45	$—	$—	$45	$(25)
Purchased intangible assets	$—	$—	$—	$—	(28)
Property held for sale	$25	$—	$—	$25	(86)
Gains on assets no longer held as of July 31, 2010					2

Total					$(137)

The assets in the preceding tables were classified as Level 3 assets because the Company used unobservable inputs to value them, reflecting the Company’s assessment of the assumptions market participants would use in pricing these assets due to the absence of quoted market prices and the inherent lack of liquidity. These assets were measured at fair value due to events or circumstances the Company identified as having significantly impacted the fair value during the respective indicated periods.

The fair value for investments in privately held companies was measured using financial metrics, comparison to other private and public companies, and analysis of the financial condition and near-term prospects of the issuers, including recent financing activities and their capital structure as well as other economic variables. The impairment as a result of the evaluation for the investments in privately held companies was recorded to other income (loss), net.

The fair value for purchased intangible assets for which the carrying amount was not deemed to be recoverable was determined using the future discounted cash flows that the assets are expected to generate. The difference between the estimated fair value and the carrying value of the assets was recorded as an impairment charge, which was included in product cost of sales and operating expenses as applicable. See Note 4.

The fair value of property held for sale was measured using discounted cash flow techniques.

The loss related to the manufacturing operations held for sale was primarily related to a reduction in goodwill related to the pending sale of the Company’s set-top box manufacturing operations in Juarez, Mexico. See Note 5. This goodwill reduction represents the difference between the carrying value and the implied fair value of the goodwill associated with the disposal group being evaluated.

(d) Other

The fair value of certain of the Company’s financial instruments that are not measured at fair value, including accounts receivable, accounts payable, accrued compensation and other current liabilities, approximates the carrying amount because of their short maturities. In addition, the fair value of the Company’s loan receivables and financed service contracts also approximates the carrying amount. The fair value of the Company’s debt is disclosed in Note 10 and was determined using quoted market prices for those securities.

10. Borrowings

(a) Short-Term Debt

The following table summarizes the Company’s short-term debt (in millions, except percentages):

	July 30, 2011		July 31, 2010
	Amount	Weighted-Average Interest Rate	Amount	Weighted-Average Interest Rate
Commercial paper	$500	0.14%	$—	—
Current portion of long-term debt	—	—	3,037	3.12%
Other notes and borrowings	88	4.59%	59	4.21%

Total short-term debt	$588		$3,096

In fiscal 2011 the Company established a short-term debt financing program of up to $3.0 billion through the issuance of commercial paper notes. The Company used the proceeds from the issuance of commercial paper notes for general corporate purposes, including repayment of matured debt. The outstanding commercial paper as of July 30, 2011 had a maturity date of approximately three months or less.

The Company repaid senior fixed-rate notes upon their maturity in fiscal 2011 for an aggregate principal amount of $3.0 billion. Other notes and borrowings in the preceding table consist of notes and credit facilities established with a number of financial institutions that are available to certain foreign subsidiaries of the Company. These notes and credit facilities are subject to various terms and foreign currency market interest rates pursuant to individual financial arrangements between the financing institution and the applicable foreign subsidiary.

As of July 30, 2011, the estimated fair value of the short-term debt approximates its carrying value due to the short maturities.

(b) Long-Term Debt

The following table summarizes the Company’s long-term debt (in millions, except percentages):

	July 30, 2011		July 31, 2010
	Amount	Effective Rate	Amount	Effective Rate
Senior Notes:
Floating-rate notes, due 2014	$1,250	0.60%	$—	—
5.25% fixed-rate notes, due 2011	—	—	3,000	3.12%
2.90% fixed-rate notes, due 2014	500	3.11%	500	3.11%
1.625% fixed-rate notes, due 2014	2,000	0.58%	—	—
5.50% fixed-rate notes, due 2016	3,000	3.06%	3,000	3.18%
3.15% fixed-rate notes, due 2017	750	0.81%	—	—
4.95% fixed-rate notes, due 2019	2,000	5.08%	2,000	5.08%
4.45% fixed-rate notes, due 2020	2,500	4.50%	2,500	4.50%
5.90% fixed-rate notes, due 2039	2,000	6.11%	2,000	6.11%
5.50% fixed-rate notes, due 2040	2,000	5.67%	2,000	5.67%

Total	16,000		15,000
Unaccreted discount	(73)		(73)
Hedge accounting adjustment	307		298

Total	$16,234		$15,225
Less: current portion	—		(3,037)

Total long-term debt	$16,234		$12,188

In March 2011, the Company issued senior notes for an aggregate principal amount of $4.0 billion, including $1.25 billion of senior floating interest rate notes due 2014, $2.0 billion of 1.625% fixed-rate senior notes due 2014, and $750 million of 3.15% fixed-rate senior notes due 2017. To achieve its interest rate risk management objectives, the Company entered into interest rate swaps with a notional amount of $2.75 billion designated as fair value hedges of the fixed-rate senior notes included in the March 2011 debt issuance. In effect, these swaps convert the fixed interest rates of the fixed-rate notes to floating interest rates based on LIBOR. The gains and losses related to changes in the fair value of the interest rate swaps substantially offset changes in the fair value of the hedged portion of the underlying debt that are attributable to the changes in market interest rates. See Note 11.

The effective rates for the fixed-rate debt include the interest on the notes, the accretion of the discount, and, if applicable, adjustments related to hedging. Based on market prices, the fair value of the Company’s long-term debt was $17.4 billion as of July 30, 2011. Interest is payable semiannually on each class of the senior fixed-rate notes and payable quarterly on the floating-rate notes. Each of the senior fixed-rate notes is redeemable by the Company at any time, subject to a make-whole premium.

The senior notes rank at par with the issued commercial paper notes, as well as any other commercial paper notes that may be issued in the future pursuant to the short-term debt financing program, as discussed earlier under “Short-Term Debt.” The Company was in compliance with all debt covenants as of July 30, 2011.

Future principal payments for long-term debt as of July 30, 2011 are summarized as follows (in millions):

Fiscal Year	Amount
2014	$3,250
2015	500
2016	3,000
Thereafter	9,250

Total	$16,000

(c) Credit Facility

The Company has a credit agreement with certain institutional lenders providing for a $3.0 billion unsecured revolving credit facility that is scheduled to expire on August 17, 2012. Any advances under the credit agreement will accrue interest at rates that are equal to, based on certain conditions, either (i) the higher of the Federal Funds rate plus 0.50% or Bank of America’s “prime rate” as announced from time to time or (ii) LIBOR plus a margin that is based on the Company’s senior debt credit ratings as published by Standard & Poor’s Ratings Services and Moody’s Investors Service, Inc. The credit agreement requires the Company to comply with certain covenants, including that it maintain an interest coverage ratio as defined in the agreement. The Company was in compliance with the required interest coverage ratio and the other covenants as of July 30, 2011.

The Company may also, upon the agreement of either the then-existing lenders or additional lenders not currently parties to the agreement, increase the commitments under the credit facility by up to an additional $1.9 billion and/or extend the expiration date of the credit facility up to August 15, 2014. As of July 30, 2011, the Company had not borrowed any funds under the credit facility.

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

The fair values of the Company’s derivative instruments and the line items on the Consolidated Balance Sheets to which they were recorded are summarized as follows (in millions):

	DERIVATIVE ASSETS			DERIVATIVE LIABILITIES
	Balance Sheet Line Item	July 30, 2011	July 31, 2010	Balance Sheet Line Item	July 30, 2011	July 31, 2010
Derivatives designated as hedging instruments:
Foreign currency derivatives	Other current assets	$67	$82	Other current liabilities	$12	$7
Interest rate derivatives	Other assets	146	72	Other long-term liabilities	—	—

Total		213	154		12	7

Derivatives not designated as hedging instruments:
Foreign currency derivatives	Other current assets	7	6	Other current liabilities	12	12
Total return swaps-deferred compensation	Other current assets	—	1	Other current liabilities	—	—
Equity derivatives	Other assets	2	2	Other long-term liabilities	—	—

Total		9	9		12	12

Total		$222	$163		$24	$19

The effects of the Company’s cash flow hedging instruments on other comprehensive income (OCI) and the Consolidated Statements of Operations are summarized as follows (in millions):

GAINS (LOSSES) RECOGNIZED IN OCI ON DERIVATIVES FOR THE YEARS ENDED (EFFECTIVE PORTION)				GAINS (LOSSES) RECLASSIFIED FROM AOCI INTO INCOME FOR THE YEARS ENDED (EFFECTIVE PORTION)
Derivatives Designated as Cash Flow Hedging Instruments	July 30, 2011	July 31, 2010	July 25, 2009	Line Item in Statements of Operations	July 30, 2011	July 31, 2010	July 25, 2009
Foreign currency derivatives	$87	$33	$(116)	Operating expenses	$89	$(1)	$(95)
				Cost of sales-service	17	—	(13)
Interest rate derivatives	—	23	(42)	Interest expense	2	—	—
Other derivatives	—	—	(2)	Operating expenses	—	—	(2)

Total	$87	$56	$(160)		$108	$(1)	$(110)

During the years ended July 30, 2011, July 31, 2010, and July 25, 2009, the amounts recognized in earnings on derivative instruments designated as cash flow hedges related to the ineffective portion were not material, and the Company did not exclude any component of the changes in fair value of the derivative instruments from the assessment of hedge effectiveness. As of July 30, 2011, the Company estimates that approximately $18 million of net derivative gains related to its cash flow hedges included in AOCI will be reclassified into earnings within the next 12 months.

The effect on the Consolidated Statements of Operations of derivative instruments designated as fair value hedges and the underlying hedged items is summarized as follows (in millions):

		GAINS (LOSSES) ON DERIVATIVES INSTRUMENTS FOR THE YEARS ENDED			GAINS (LOSSES) RELATED TO HEDGED ITEMS FOR THE YEARS ENDED
Derivatives Designated as Fair Value Hedging Instruments	Line Item in Statements of Operations	July 30, 2011	July 31, 2010	July 25, 2009	July 30, 2011	July 31, 2010	July 25, 2009
Equity derivatives	Other income (loss), net	$—	$3	$97	$—	$(3)	$(99)
Interest rate derivatives	Other income (loss), net	—	—	(7)	—	—	10
Interest rate derivatives	Interest expense	74	72	—	(77)	(77)	—

Total		$74	$75	$90	$(77)	$(80)	$(89)

The effect on the Consolidated Statements of Operations of derivative instruments not designated as hedges is summarized as follows (in millions):

		GAINS (LOSSES) FOR THE YEARS ENDED
Derivatives Not Designated as Hedging Instruments	Line Item in Statements of Operations	July 30, 2011	July 31, 2010	July 25, 2009
Foreign currency derivatives	Other income (loss), net	$264	$(100)	$1
Total return swaps-deferred compensation	Operating expenses	33	18	(14)
Equity derivatives	Other income (loss), net	25	12	11

Total		$322	$(70)	$(2)

The notional amounts of the Company’s outstanding derivatives are summarized as follows (in millions):

	July 30, 2011	July 31, 2010
Derivatives designated as hedging instruments:
Foreign currency derivatives—cash flow hedges	$3,433	$2,611
Interest rate derivatives	4,250	1,500
Net investment hedging instruments	73	105

Derivatives not designated as hedging instruments:
Foreign currency derivatives	4,565	4,619
Total return swaps	262	169

Total	$12,583	$9,004

(b) Foreign Currency Exchange Risk

The Company conducts business globally in numerous currencies. Therefore, it is exposed to adverse movements in foreign currency exchange rates. To limit the exposure related to foreign currency changes, the Company enters into foreign currency contracts. The Company does not enter into such contracts for trading purposes.

The Company hedges foreign currency forecasted transactions related to certain operating expenses and service cost of sales with currency options and forward contracts. These currency option and forward contracts, designated as cash flow hedges, generally have maturities of less than 18 months. The Company assesses effectiveness based on changes in total fair value of the derivatives. The effective portion of the derivative instrument’s gain or loss is initially reported as a component of AOCI and subsequently reclassified into earnings when the hedged exposure affects earnings. The ineffective portion, if any, of the gain or loss is reported in earnings immediately. During the fiscal years presented, the Company did not discontinue any cash flow hedge for which it was probable that a forecasted transaction would not occur.

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

The Company hedges certain net investments in its foreign subsidiaries with forward contracts, which generally have maturities of up to six months. The Company recognized a loss of $10 million in OCI for the effective portion of its net investment hedges for the year ended July 30, 2011.

(c) Interest Rate Risk

Interest Rate Derivatives, Investments The Company’s primary objective for holding fixed income securities is to achieve an appropriate investment return consistent with preserving principal and managing risk. To realize these objectives, the Company may utilize interest rate swaps or other derivatives designated as fair value or cash flow hedges. As of July 30, 2011 and July 31, 2010 the Company did not have any outstanding interest rate derivatives related to its fixed income securities.

Interest Rate Derivatives Designated as Fair Value Hedge, Long-Term Debt In fiscal 2011, the Company entered into interest rate swaps designated as fair value hedges related to fixed-rate senior notes that were issued in March 2011 and are due in 2014 and 2017. In fiscal 2010, the Company entered into interest rate swaps designated as fair value hedges for a portion of senior fixed-rate notes that were issued in 2006 and are due in 2016. Under these interest rate swaps, the Company receives fixed-rate interest payments and makes interest payments based on LIBOR plus a fixed number of basis points. The effect of such swaps is to convert the fixed interest rates of the senior fixed-rate notes to floating interest rates based on LIBOR. The gains and losses related to changes in the fair value of the interest rate swaps are included in interest expense and substantially offset changes in the fair value of the hedged portion of the underlying debt that are attributable to the changes in market interest rates. The fair value of the interest rate swaps was reflected in other assets.

Interest Rate Derivatives Designated as Cash Flow Hedge, Long-Term Debt In fiscal 2010, the Company entered into contracts related to interest rate derivatives designated as cash flow hedges, with an aggregate notional amount of $3.7 billion to hedge against interest rate movements in connection with its anticipated issuance of senior notes. These derivative instruments were settled in connection with the actual issuance of the senior notes. The effective portion of these hedges was recorded to AOCI, net of tax, and is being amortized to interest expense over the respective lives of the notes.

(d) Equity Price Risk

The Company may hold equity securities for strategic purposes or to diversify its overall investment portfolio. The publicly traded equity securities in the Company’s portfolio are subject to price risk. To manage its exposure to changes in the fair value of certain equity securities, the Company may enter into equity derivatives that are designated as fair value hedges. The changes in the value of the hedging instruments are included in other income (loss), net, and offset the change in the fair value of the underlying hedged investment. In addition, the Company periodically manages the risk of its investment portfolio by entering into equity derivatives that are not designated as accounting hedges. The changes in the fair value of these derivatives were also included in other income (loss), net. The Company did not have any equity derivatives outstanding related to its investment portfolio at July 30, 2011 and July 31, 2010.

The Company is also exposed to variability in compensation charges related to certain deferred compensation obligations to employees. Although not designated as accounting hedges, the Company utilizes derivatives such as total return swaps to economically hedge this exposure.

(e) Credit-Risk-Related Contingent Features

Certain derivative instruments are executed under agreements that have provisions requiring the Company and counterparty to maintain a specified credit rating from certain credit rating agencies. If the Company’s or counterparty’s credit rating falls below a specified credit rating, either party has the right to request collateral on the derivatives’ net liability position. Such provisions did not affect the Company’s financial position as of July 30, 2011 and July 31, 2010.

12. Commitments and Contingencies

(a) Operating Leases

The Company leases office space in several U.S. locations. Outside the United States, larger leased sites include sites in Australia, Belgium, China, Germany, India, Israel, Italy, Japan, Norway, and the United Kingdom. Rent expense totaled $428 million, $364 million, and $328 million in fiscal 2011, 2010, and 2009, respectively. The Company also leases equipment and vehicles. Future minimum lease payments under all noncancelable operating leases with an initial term in excess of one year as of July 30, 2011 are as follows (in millions):

Fiscal Year	Amount
2012	$374
2013	259
2014	186
2015	153
2016	67
Thereafter	277

Total	$1,316

(b) Purchase Commitments with Contract Manufacturers and Suppliers

The Company purchases components from a variety of suppliers and uses several contract manufacturers to provide manufacturing services for its products. During the normal course of business, in order to manage manufacturing lead times and help ensure adequate component supply, the Company enters into agreements with contract manufacturers and suppliers that either allow them to procure inventory based upon criteria as defined by the Company or that establish the parameters defining the Company’s requirements. A significant portion of the Company’s reported purchase commitments arising from these agreements consists of firm, noncancelable, and unconditional commitments. In certain instances, these agreements allow the Company the option to cancel, reschedule, and adjust the Company’s requirements based on its business needs prior to firm orders being placed. As of July 30, 2011 and July 31, 2010, the Company had total purchase commitments for inventory of $4.313 billion and $4.319 billion, respectively.

The Company records a liability for firm, noncancelable, and unconditional purchase commitments for quantities in excess of its future demand forecasts consistent with the valuation of the Company’s excess and obsolete inventory. As of July 30, 2011 and July 31, 2010, the liability for these purchase commitments was $168 million and $135 million, respectively, and was included in other current liabilities.

(c) Other Commitments

In connection with the Company’s business combinations and asset purchases, the Company has agreed to pay certain additional amounts contingent upon the achievement of certain agreed-upon-technology, development, product, or other milestones or the continued employment with the Company of certain employees of the acquired entities. The Company recognized such compensation expense of $127 million, $120 million, and $291 million during fiscal 2011, 2010, and 2009, respectively. The largest component of such compensation expense during the fiscal years presented was related to milestone payments made to former noncontrolling interest holders of Nuova Systems, Inc., the remaining interest of which the Company purchased in fiscal 2008. As of July 30, 2011, the Company estimated that future compensation expense and contingent consideration of up to $59 million may be required to be recognized pursuant to the applicable business combination and asset purchase agreements.

The Company also has certain funding commitments, primarily related to its investments in privately held companies and venture funds, some of which are based on the achievement of certain agreed-upon milestones, and some of which are required to be funded on demand. The funding commitments were $192 million and $279 million as of July 30, 2011 and July 31, 2010, respectively.

(d) Variable Interest Entities

In the ordinary course of business, the Company has investments in privately held companies and provides financing to certain customers. These privately held companies and customers may be considered to be variable interest entities. The Company evaluates on an ongoing basis its investments in these privately held companies and its customer financings and has determined that as of July 30, 2011 there were no material unconsolidated variable interest entities.

In fiscal 2010, Cisco and EMC Corporation (“EMC”), together with VMware, Inc. (“VMware”) formed the Virtual Computing Environment coalition. Similarly, the Company’s investment in Acadia Enterprises LLC (“Acadia”), a joint venture with EMC in which VMware and Intel have also invested, is designed to pave the way for new delivery models in cloud computing solutions. During fiscal 2011, the Virtual Computing Environment coalition and Acadia were combined into a single entity and renamed The Virtual Computing Environment Company (“VCE”). As of July 30, 2011, the Company’s cumulative investment in the combined VCE entity was approximately $100 million and it owned approximately 35% of the outstanding equity. The Company accounts for its investment in VCE under the equity method, and accordingly the Company’s carrying value in VCE has been reduced by $79 million, reflecting its cumulative share of VCE’s losses primarily in fiscal 2011. Over the next 12 months, as VCE scales its operations, the Company expects that it will make additional investments in VCE and may incur additional losses proportionate with the Company’s ownership percentage.

(e) Product Warranties and Guarantees

The following table summarizes the activity related to product warranty liability during fiscal 2011 and 2010 (in millions):

	July 30, 2011	July 31, 2010
Balance at beginning of fiscal year	$360	$321
Provision for warranties issued	456	469
Payments	(474)	(437)
Fair value of warranty liability acquired	—	7

Balance at end of fiscal year	$342	$360

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

The Company also provides financing guarantees, which are generally for various third-party financing arrangements to channel partners and other end-user customers. See Note 7. The Company’s other guarantee arrangements as of July 30, 2011 that are subject to recognition and disclosure requirements were not material.

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

The asserted claims by Brazilian federal tax authorities are for calendar years 2003 through 2007 and the asserted claims by the tax authorities from the state of Sao Paulo, are for calendar years 2005 through 2007. The total asserted claims by Brazilian state and federal tax authorities aggregated to approximately $522 million for the alleged evasion of import taxes, approximately $860 million for interest, and approximately $2.4 billion for various penalties, all determined using an exchange rate as of July 30, 2011. The Company has completed a thorough review of the matter and believes the asserted tax claims against it are without merit, and the Company intends to defend the claims vigorously. While the Company believes there is no legal basis for its alleged liability, due to the complexities and uncertainty surrounding the judicial process in Brazil and the nature of the claims asserting joint liability with the importer, the Company is unable to determine the likelihood of an unfavorable outcome against it and is unable to reasonably estimate a range of loss, if any. The Company does not expect a final judicial determination for several years.

On March 31, 2011, a purported shareholder class action lawsuit was filed in the United States District Court for the Northern District of California against the Company and certain of its officers and directors. A second lawsuit with substantially similar allegations was filed with the same court on April 12, 2011 against the Company and certain of its officers and directors. The lawsuits are purportedly brought on behalf of those who purchased the Company’s publicly traded securities between May 12, 2010 and February 9, 2011, and between February 3, 2010 and February 9, 2011, respectively. Plaintiffs allege that defendants made false and misleading statements during quarterly earnings calls, purport to assert claims for violations of the federal securities laws, and seek unspecified compensatory damages and other relief. The Company believes the claims are without merit and intends to defend the actions vigorously. While the Company believes there is no legal basis for liability, due to the uncertainty surrounding the litigation process, the Company is unable to reasonably estimate a range of loss, if any, at this time.

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

13. Shareholders’ Equity

(a) Stock Repurchase Program

In September 2001, the Company’s Board of Directors authorized a stock repurchase program. As of July 30, 2011, the Company’s Board of Directors had authorized an aggregate repurchase of up to $82 billion of common stock under this program and the remaining authorized repurchase amount was $10.2 billion with no termination date. A summary of the stock repurchase activity under the stock repurchase program, reported based on the trade date, is summarized as follows (in millions, except per-share amounts):

	Shares Repurchased	Weighted- Average Price per Share	Amount Repurchased
Cumulative balance at July 25, 2009	2,802	$20.41	$57,179
Repurchase of common stock under the stock repurchase program	325	24.02	7,803

Cumulative balance at July 31, 2010	3,127	$20.78	$64,982
Repurchase of common stock under the stock repurchase program	351	19.36	6,791

Cumulative balance at July 30, 2011	3,478	$20.64	$71,773

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

(b) Cash Dividends on Shares of Common Stock

During fiscal 2011, cash dividends of $0.12 per share, or $658 million, were declared and paid on the Company’s outstanding common stock. Any future dividends will be subject to the approval of the Company’s Board of Directors.

(c) Other Repurchases of Common Stock

For the years ended July 30, 2011 and July 31, 2010, the Company repurchased approximately 9.5 million and 5.6 million shares, or $183 million and $130 million of common stock, respectively, in settlement of employee tax withholding obligations due upon the vesting of restricted stock or stock units.

(d) Preferred Stock

Under the terms of the Company’s Articles of Incorporation, the Board of Directors may determine the rights, preferences, and terms of the Company’s authorized but unissued shares of preferred stock.

(e) Comprehensive Income

The components of comprehensive income, net of tax, are as follows (in millions):

Years Ended	July 30, 2011	July 31, 2010	July 25, 2009
Net income	$6,490	$7,767	$6,134
Net change in unrealized gains/losses on available-for-sale investments:
Change in net unrealized gains (losses), net of tax benefit (expense) of $(151), $(199), and $33 for fiscal 2011, 2010 and 2009, respectively	281	334	(71)
Net (gains) losses reclassified into earnings, net of tax effects of $68, $17, and $10 for fiscal 2011, 2010 and 2009, respectively	(112)	(151)	33

	169	183	(38)

Net change in unrealized gains/losses on derivative instruments:
Change in derivative instruments, net of tax benefit (expense) of $0, $(9) and $16 for fiscal 2011, 2010 and 2009, respectively	87	46	(141)
Net (gains) losses reclassified into earnings	(108)	2	108

	(21)	48	(33)

Net change in cumulative translation adjustment and other, net of tax benefit (expense) of $(34), $(9), and $38 for fiscal 2011, 2010 and 2009, respectively	538	(55)	(192)

Comprehensive income	7,176	7,943	5,871
Comprehensive (income) loss attributable to noncontrolling interests	(15)	12	19

Comprehensive income attributable to Cisco Systems, Inc.	$7,161	$7,955	$5,890

The components of AOCI, net of tax, are summarized as follows (in millions):

	July 30, 2011	July 31, 2010	July 25, 2009
Net unrealized gains on investments	$487	$333	$138
Net unrealized gains (losses) on derivative instruments	6	27	(21)
Cumulative translation adjustment and other	801	263	318

Total	$1,294	$623	$435

14. Employee Benefit Plans

(a) Employee Stock Incentive Plans

Stock Incentive Plan Program Description  As of July 30, 2011, the Company had five stock incentive plans: the 2005 Stock Incentive Plan (the “2005 Plan”); the 1996 Stock Incentive Plan (the “1996 Plan”); the 1997 Supplemental Stock Incentive Plan (the “Supplemental Plan”); the Cisco Systems, Inc. SA Acquisition Long-Term Incentive Plan (the “SA Acquisition Plan”); and the Cisco Systems, Inc. WebEx Acquisition Long-Term Incentive Plan (the “WebEx Acquisition Plan”). In addition, the Company has, in connection with the acquisitions of various companies, assumed the share-based awards granted under stock incentive plans of the acquired companies or issued share-based awards in replacement thereof. Share-based awards are designed to reward employees for their long-term contributions to the Company and provide incentives for them to remain with the Company. The number and frequency of share-based awards are based on competitive practices, operating results of the Company, government regulations, and other factors. Since the inception of the stock incentive plans, the Company has granted share-based awards to a significant percentage of its employees, and the majority has been granted to employees below the vice president level. The Company’s primary stock incentive plans are summarized as follows:

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

(b) Employee Stock Purchase Plan

The Company has an Employee Stock Purchase Plan, which includes its subplan, the International Employee Stock Purchase Plan (together, the “Purchase Plan”), under which 471.4 million shares of the Company’s common stock have been reserved for issuance as of July 30, 2011. Effective July 1, 2009, eligible employees are offered shares through a 24-month offering period, which consists of four consecutive 6-month purchase periods. Employees may purchase a limited number of shares of the Company’s stock at a discount of up to 15% of the lesser of the market value at the beginning of the offering period or the end of each 6-month purchase period. The Purchase Plan is scheduled to terminate on January 3, 2020. The Company issued 34 million, 27 million, and 28 million shares under the Purchase Plan in fiscal 2011, 2010, and 2009, respectively. As of July 30, 2011, 122 million shares were available for issuance under the Purchase Plan.

(c) Summary of Share-Based Compensation Expense

Share-based compensation expense consists primarily of expenses for stock options, stock purchase rights, restricted stock, and restricted stock units granted to employees. The following table summarizes share-based compensation expense (in millions):

Years Ended	July 30, 2011	July 31, 2010	July 25, 2009
Cost of sales—product	$61	$57	$46
Cost of sales—service	177	164	128

Share-based compensation expense in cost of sales	238	221	174

Research and development	481	450	382
Sales and marketing	651	602	482
General and administrative	250	244	193

Share-based compensation expense in operating expenses	1,382	1,296	1,057

Total share-based compensation expense	$1,620	$1,517	$1,231

As of July 30, 2011, the total compensation cost related to unvested share-based awards not yet recognized was $2.9 billion, which is expected to be recognized over approximately 2.2 years on a weighted-average basis. The income tax benefit for share-based compensation expense was $444 million, $415 million, and $317 million for fiscal 2011, 2010, and 2009, respectively.

(d) Share-Based Awards Available for Grant

A summary of share-based awards available for grant is as follows (in millions):

Share-Based Awards Available for Grant
BALANCE AT JULY 26, 2008	362
Options granted and assumed	(14)
Restricted stock, stock units, and other share-based awards granted and assumed	(140)
Share-based awards canceled/forfeited/expired	38
Additional shares reserved	7

BALANCE AT JULY 25, 2009	253
Options granted and assumed	(15)
Restricted stock, stock units, and other share-based awards granted and assumed	(81)
Share-based awards canceled/forfeited/expired	123
Additional shares reserved	15

BALANCE AT JULY 31, 2010	295
Restricted stock, stock units, and other share-based awards granted and assumed	(84)
Share-based awards canceled/forfeited/expired	42
Additional shares reserved	2

BALANCE AT JULY 30, 2011	255

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

(e) Restricted Stock and Stock Unit Awards

A summary of the restricted stock and stock unit activity is as follows (in millions, except per-share amounts):

	Restricted Stock/ Stock Units	Weighted-Average Grant Date Fair Value per Share	Aggregated Fair Market Value
BALANCE AT JULY 26, 2008	10	$24.27
Granted and assumed	57	20.90
Vested	(4)	23.56	$69
Canceled/forfeited	(1)	22.76

BALANCE AT JULY 25, 2009	62	21.25
Granted and assumed	54	23.40
Vested	(16)	21.56	$378
Canceled/forfeited	(3)	22.40

BALANCE AT JULY 31, 2010	97	22.35
Granted and assumed	56	20.62
Vested	(27)	22.54	$529
Canceled/forfeited	(10)	22.04

BALANCE AT JULY 30, 2011	116	$21.50

Certain of the restricted stock units awarded in fiscal 2011 were contingent on the future achievement of financial performance metrics.

Prior to the initial declaration of a quarterly cash dividend on March 17, 2011, the fair value of restricted stock units was measured based on the grant date share price reduced by the present value of the dividend using an expected dividend yield of 0%, as the Company did not historically pay cash dividends on its common stock. For awards granted on or subsequent to March 17, 2011, the Company used an annualized dividend yield based on the per-share dividends declared by its Board of Directors.

(f) Stock Option Awards

A summary of the stock option activity is as follows (in millions, except per-share amounts):

	STOCK OPTIONS OUTSTANDING
	Number Outstanding	Weighted-Average Exercise Price per Share
BALANCE AT JULY 26, 2008	1,199	$27.83
Granted and assumed	14	19.01
Exercised (1)	(33)	14.67
Canceled/forfeited/expired	(176)	49.79

BALANCE AT JULY 25, 2009	1,004	24.29
Granted and assumed	15	13.23
Exercised (1)	(158)	17.88
Canceled/forfeited/expired	(129)	47.31

BALANCE AT JULY 31, 2010	732	21.39
Exercised (1)	(80)	16.55
Canceled/forfeited/expired	(31)	25.91

BALANCE AT JULY 30, 2011	621	$21.79

(1)	The total pretax intrinsic value of stock options exercised during fiscal 2011, 2010, and 2009 was $312 million, $1.0 billion, and $158 million, respectively.

The following table summarizes significant ranges of outstanding and exercisable stock options as of July 30, 2011 (in millions, except years and share prices):

	STOCK OPTIONS OUTSTANDING				STOCK OPTIONS EXERCISABLE
Range of Exercise Prices	Number Outstanding	Weighted- Average Remaining Contractual Life (in Years)	Weighted- Average Exercise Price per Share	Aggregate Intrinsic Value	Number Exercisable	Weighted- Average Exercise Price per Share	Aggregate Intrinsic Value
$ 0.01 – 15.00	56	1.59	$10.62	$300	54	$10.74	$282
15.01 – 18.00	97	3.03	17.72	2	96	17.72	2
18.01 – 20.00	167	1.91	19.29	—	166	19.29	—
20.01 – 25.00	154	3.87	22.75	—	144	22.75	—
25.01 – 35.00	147	5.08	30.65	—	115	30.62	—

Total	621	3.29	$21.79	$302	575	$21.37	$284

The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based on the Company’s closing stock price of $15.97 as of July 29, 2011, which would have been received by the option holders had those option holders exercised their stock options as of that date. The total number of in-the-money stock options exercisable as of July 30, 2011 was 57 million. As of July 31, 2010, 606 million outstanding stock options were exercisable and the weighted-average exercise price was $20.51.

(g) Valuation of Employee Stock Purchase Rights and Employee Stock Options

The valuation of employee stock purchase rights and the underlying assumptions being used are summarized as follows:

	EMPLOYEE STOCK PURCHASE RIGHTS
Years Ended	July 30, 2011	July 31, 2010	July 25, 2009
Weighted-average assumptions:
Expected volatility	28.0%	30.9%	36.4%
Risk-free interest rate	0.3%	0.5%	0.6%
Expected dividend	1.5%	0.0%	0.0%
Weighted-average expected life (in years)	1.3	1.3	1.1
Weighted-average estimated grant date fair value per share	$4.24	$6.53	$5.46

The valuation of employee stock options and the underlying assumptions being used are summarized as follows:

	EMPLOYEE STOCK OPTIONS
Years Ended	July 31, 2010	July 25, 2009
Weighted-average assumptions:
Expected volatility	30.5%	36.0%
Risk-free interest rate	2.3%	3.0%
Expected dividend	0.0%	0.0%
Kurtosis	4.1	4.5
Skewness	0.20	(0.19)
Weighted-average expected life (in years)	5.1	5.9
Weighted-average estimated grant date fair value per option	$6.50	$6.60

The Company estimates on the date of grant the value of employee stock purchase rights using the Black-Scholes model and the value of employee stock options using a lattice-binomial model. The determination of the fair value of employee stock options and employee stock purchase rights is impacted by the Company’s stock price on the date of grant as well as assumptions regarding a number of highly complex and subjective variables.

The Company used the implied volatility for traded options (with contract terms corresponding to the expected life of the employee stock purchase rights) on the Company’s stock as the expected volatility assumption required in the Black-Scholes model. The implied volatility is more representative of future stock price trends than historical volatility. The risk-free interest rate assumption is based upon observed interest rates appropriate for the term of the Company’s employee stock purchase rights. The dividend yield assumption is based on the history and expectation of dividend payouts at the grant date. Prior to the initial declaration of a quarterly cash dividend on March 17, 2011, the fair value of employee stock purchase rights and employee stock options was measured based on an expected dividend yield of 0% as the Company did not historically pay cash dividends on its common stock. For awards granted on or subsequent to March 17, 2011, the Company used an annualized dividend yield based on the per-share dividend declared by its Board of Directors.

The lattice-binomial model is more capable of incorporating the features of the Company’s employee stock options, such as the vesting provisions and various restrictions including restrictions on transfer and hedging, among others, and the options are often exercised prior to their contractual maturity. The use of the lattice-binomial model requires extensive actual employee exercise behavior data for the relative probability estimation purpose, and a number of complex assumptions as presented in the preceding table. The Company used the implied volatility for two-year traded options on the Company’s stock as the expected volatility assumption required in the lattice-binomial model. The implied volatility is more representative of future stock price trends than historical volatility. The risk-free interest rate assumption is based upon observed interest rates appropriate for the term of the Company’s employee stock options. The dividend yield assumption is based on the history and expectation of dividend payouts at the grant date. The estimated kurtosis and skewness are technical measures of the distribution of stock price returns, which affect expected employee stock option exercise behaviors, and are based on the Company’s stock price return history as well as consideration of various academic analyses. The expected life of employee stock options is a derived output of the lattice-binomial model, which represents the weighted-average period the stock options are expected to remain outstanding.

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

(h) Employee 401(k) Plans

The Company sponsors the Cisco Systems, Inc. 401(k) Plan (the “Plan”) to provide retirement benefits for its employees. As allowed under Section 401(k) of the Internal Revenue Code, the Plan provides for tax-deferred salary contributions for eligible employees. Effective January 1, 2009, the Plan allows employees to contribute from 1% to 75% of their annual compensation to the Plan on a pretax and after-tax basis, and effective January 1, 2011, the Plan also allows Roth contributions. Employee contributions are limited to a maximum annual amount as set periodically by the Internal Revenue Code. Effective January 1, 2009, the Company matches pretax employee contributions up to 100% of the first 4.5% of eligible earnings that are contributed by employees. Therefore, the maximum matching contribution that the Company may allocate to each participant’s account will not exceed $11,025 for the 2011 calendar year due to the $245,000 annual limit on eligible earnings imposed by the Internal Revenue Code. All matching contributions vest immediately. The Company’s matching contributions to the Plan totaled $239 million, $210 million, and $202 million in fiscal 2011, 2010, and 2009, respectively.

The Plan allows employees who meet the age requirements and reach the Plan contribution limits to make a catch-up contribution not to exceed the lesser of 75% of their eligible compensation or the limit set forth in the Internal Revenue Code. The catch-up contributions are not eligible for matching contributions. In addition, the Plan provides for discretionary profit-sharing contributions as determined by the Board of Directors. Such contributions to the Plan are allocated among eligible participants in the proportion of their salaries to the total salaries of all participants. There were no discretionary profit-sharing contributions made in fiscal 2011, 2010, or 2009.

The Company also sponsors other 401(k) plans that arose from acquisitions of other companies. The Company’s contributions to these plans were not material to the Company on either an individual or aggregate basis for any of the fiscal years presented.

(i) Deferred Compensation Plans

The Cisco Systems, Inc. Deferred Compensation Plan (the “Deferred Compensation Plan”), a nonqualified deferred compensation plan, became effective in 2007. As required by applicable law, participation in the Deferred Compensation Plan is limited to a select group of the Company’s management employees. Under the Deferred Compensation Plan, which is an unfunded and unsecured deferred compensation arrangement, a participant may elect to defer base salary, bonus, and/or commissions, pursuant to such rules as may be established by the Company, up to the maximum percentages for each deferral election as described in the plan. The Company may also, at its discretion, make a matching contribution to the employee under the Deferred Compensation Plan. A matching contribution equal to 4.5% of eligible compensation in excess of the Internal Revenue Code limit for qualified plans for calendar year 2011 that is deferred by participants under the Deferred Compensation Plan (with a $1.5 million cap on eligible compensation) will be made to eligible participants’ accounts at the end of calendar year 2011. The deferred compensation liability under the Deferred Compensation Plan, together with a deferred compensation plan assumed from Scientific-Atlanta, was approximately $375 million and $280 million as of July 30, 2011 and July 31, 2010, respectively, and was recorded primarily in other long-term liabilities.

15. Income Taxes

(a) Provision for Income Taxes

The provision for income taxes consists of the following (in millions):

Years Ended	July 30, 2011	July 31, 2010	July 25, 2009
Federal:
Current	$914	$1,469	$1,615
Deferred	(168)	(435)	(397)

	746	1,034	1,218

State:
Current	49	186	132
Deferred	83	—	(30)

	132	186	102

Foreign:
Current	529	470	386
Deferred	(72)	(42)	(147)

	457	428	239

Total	$1,335	$1,648	$1,559

Income before provision for income taxes consists of the following (in millions):

Years Ended	July 30, 2011	July 31, 2010	July 25, 2009
United States	$1,214	$1,102	$1,650
International	6,611	8,313	6,043

Total	$7,825	$9,415	$7,693

The items accounting for the difference between income taxes computed at the federal statutory rate and the provision for income taxes consist of the following:

Years Ended	July 30, 2011	July 31, 2010	July 25, 2009
Federal statutory rate	35.0%	35.0%	35.0%
Effect of:
State taxes, net of federal tax benefit	1.5	1.4	1.3
Foreign income at other than U.S. rates	(19.4)	(19.3)	(18.9)
Tax credits	(3.0)	(0.5)	(2.4)
Transfer pricing adjustment related to share-based compensation	—	(1.7)	2.3
Nondeductible compensation	2.5	2.0	2.6
Other, net	0.5	0.6	0.4

Total	17.1%	17.5%	20.3%

In the second quarter of fiscal 2011, the Tax Relief, Unemployment Insurance Reauthorization, and Job Creation Act of 2010 reinstated the U.S. federal R&D tax credit, retroactive to January 1, 2010. As a result, the tax provision in fiscal 2011 includes a tax benefit of $65 million related to the R&D tax credit for fiscal 2010.

During fiscal 2010, the U.S. Court of Appeals for the Ninth Circuit (the “Ninth Circuit”) withdrew its prior holding and reaffirmed the 2005 U.S. Tax Court ruling in Xilinx, Inc. v. Commissioner. This final decision impacted the tax treatment of share-based compensation expenses for the purpose of determining intangible development costs under a company’s research and development cost sharing arrangement. While the Company was not a named party to the case, this decision resulted in a change in the Company’s tax benefits recognized in its financial statements. As a result of the decision, the Company recognized in fiscal 2011 a combined tax benefit of $724 million, of which $158 million was recorded as a reduction to the provision for income taxes and $566 million was recorded as an increase to additional paid-in capital. These tax benefits effectively reversed the related charges that the Company incurred during fiscal 2009. The tax provision in fiscal 2009 also included a net tax benefit of $106 million, related to the R&D tax credit for fiscal 2008, as a result of the Tax Extenders and Alternative Minimum Tax Relief Act of 2008 which reinstated the U.S. federal R&D tax credit retroactive to January 1, 2008.

U.S. income taxes and foreign withholding taxes associated with the repatriation of earnings of foreign subsidiaries were not provided for on a cumulative total of $36.7 billion of undistributed earnings for certain foreign subsidiaries as of the end of fiscal 2011. The Company intends to reinvest these earnings indefinitely in its foreign subsidiaries. If these earnings were distributed to the United States in the form of dividends or otherwise, or if the shares of the relevant foreign subsidiaries were sold or otherwise transferred, the Company would be subject to additional U.S. income taxes (subject to an adjustment for foreign tax credits) and foreign withholding taxes. Determination of the amount of unrecognized deferred income tax liability related to these earnings is not practicable.

As a result of certain employment and capital investment actions, the Company’s income in certain foreign countries is subject to reduced tax rates and in some cases is wholly exempt from taxes. A portion of these tax incentives will expire at the end of fiscal 2015 and the majority of the remaining balance will expire at the end of fiscal 2025. As of the end of the respective fiscal years, the gross income tax benefits attributable to these tax incentives were estimated to be $1.3 billion ($0.24 per diluted share) in fiscal 2011, $1.7 billion ($0.30 per diluted share) in fiscal 2010, and $1.3 billion ($0.22 per diluted share) in fiscal 2009. These gross income tax benefits for the respective years were partially offset by accruals of U.S. income taxes on undistributed earnings.

(b) Unrecognized Tax Benefits

The aggregate changes in the balance of gross unrecognized tax benefits were as follows (in millions):

Years Ended	July 30, 2011	July 31, 2010	July 25, 2009
Beginning balance	$2,677	$2,816	$2,505
Additions based on tax positions related to the current year	374	246	190
Additions for tax positions of prior years	93	60	307
Reductions for tax positions of prior years	(60)	(250)	(17)
Settlements	(56)	(140)	(109)
Lapse of statute of limitations	(80)	(55)	(60)

Ending balance	$2,948	$2,677	$2,816

As of July 30, 2011, $2.6 billion of the unrecognized tax benefits would affect the effective tax rate if realized. During fiscal 2011, the Company recognized $38 million of net interest expense and $9 million of penalties. During fiscal 2010, the Company recognized $167 million of net interest income and $5 million of penalties. The Company’s total accrual for interest and penalties was $214 million and $167 million as of the end of fiscal 2011 and 2010, respectively. The Company is no longer subject to U.S. federal income tax audit for returns covering tax years through fiscal 2001. With limited exceptions, the Company is no longer subject to state and local or foreign income tax audits for returns covering tax years through fiscal 1997.

During fiscal 2010, the Ninth Circuit withdrew its prior holding and reaffirmed the 2005 U.S. Tax Court ruling in Xilinx, Inc. v. Commissioner. As a result of this final decision in fiscal 2010, the Company decreased the amount of gross unrecognized tax benefits by approximately $220 million and decreased the amount of accrued interest by $218 million, which effectively reversed a similar amount that was recorded as an increase in the unrecognized tax benefits during fiscal 2009 as a result of the Ninth Circuit’s initial decision.

The Company regularly engages in discussions and negotiations with tax authorities regarding tax matters in various jurisdictions. The Company believes it is reasonably possible that certain federal, foreign, and state tax matters may be concluded in the next 12 months. Specific positions that may be resolved include issues involving transfer pricing and various other matters. The Company estimates that the unrecognized tax benefits at July 30, 2011 could be reduced by approximately $350 million in the next 12 months.

(c) Deferred Tax Assets and Liabilities

The following table presents the breakdown between current and noncurrent net deferred tax assets (in millions):

	July 30, 2011	July 31, 2010
Deferred tax assets—current	$2,410	$2,126
Deferred tax liabilities—current	(131)	(87)
Deferred tax assets—noncurrent	1,864	2,079
Deferred tax liabilities—noncurrent	(264)	(276)

Total net deferred tax assets	$3,879	$3,842

The components of the deferred tax assets and liabilities are as follows (in millions):

	July 30, 2011	July 31, 2010
ASSETS
Allowance for doubtful accounts and returns	$413	$248
Sales-type and direct-financing leases	178	224
Inventory write-downs and capitalization	160	176
Investment provisions	226	329
IPR&D, goodwill, and purchased intangible assets	106	191
Deferred revenue	1,634	1,752
Credits and net operating loss carryforwards	713	752
Share-based compensation expense	1,084	970
Accrued compensation	507	339
Other	590	517

Gross deferred tax assets	5,611	5,498
Valuation allowance	(82)	(76)

Total deferred tax assets	5,529	5,422

LIABILITIES
Purchased intangible assets	(997)	(1,224)
Depreciation	(298)	(120)
Unrealized gains on investments	(265)	(185)
Other	(90)	(51)

Total deferred tax liabilities	(1,650)	(1,580)

Total net deferred tax assets	$3,879	$3,842

As of July 30, 2011, the Company’s federal, state, and foreign net operating loss carryforwards for income tax purposes were $334 million, $1.7 billion, and $298 million, respectively. If not utilized, the federal net operating loss carryforwards will begin to expire in fiscal 2019, the state net operating loss carryforwards will begin to expire in fiscal 2012, and the foreign net operating loss carryforwards will begin to expire in fiscal 2012. As of July 30, 2011, the Company’s federal and state tax credit carryforwards for income tax purposes were approximately $5 million and $531 million, respectively. If not utilized, the federal and state tax credit carryforwards will begin to expire in fiscal 2013 and fiscal 2012, respectively.

16. Segment Information and Major Customers

The Company designs, manufactures, and sells Internet Protocol (IP)-based networking and other products related to the communications and IT industry and provides services associated with these products and their use. Cisco product categories consist of Routers, Switches, New Products, and Other Products. These products, primarily integrated by Cisco IOS Software, link geographically dispersed local-area networks (LANs), metropolitan-area networks (MANs) and wide-area networks (WANs).

(a) Net Sales and Gross Margin by Segment

The Company conducts business globally and is primarily managed on a geographic basis. As of July 30, 2011, the Company had four geographic segments, which consisted of United States and Canada, European Markets, Emerging Markets, and Asia Pacific Markets, as presented in the following tables. As the Company strives for faster decision making with greater accountability and alignment to support the Company’s emerging countries and the five foundational priorities as discussed in Note 5, beginning in fiscal 2012, the Company will organize into the following three geographic segments: The Americas; Europe, Middle East, and Africa (“EMEA”); and Asia Pacific, Japan, and China (“APJC”).

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

Summarized financial information by segment for fiscal 2011, 2010, and 2009, based on the Company’s internal management system and as utilized by the Company’s Chief Operating Decision Maker (CODM), is as follows (in millions):

Years Ended	July 30, 2011	July 31, 2010	July 25, 2009
Net sales:
United States and Canada (1)	$23,115	$21,740	$19,345
European Markets	8,536	8,048	7,683
Emerging Markets	4,966	4,367	3,999
Asia Pacific Markets	6,601	5,885	5,090

Total	$43,218	$40,040	$36,117

Gross margin:
United States and Canada	$14,618	$14,042	$12,660
European Markets	5,529	5,425	5,116
Emerging Markets	3,067	2,805	2,438
Asia Pacific Markets	4,147	3,847	3,272

Segment total	27,361	26,119	23,486

Unallocated corporate items (2)	(825)	(476)	(392)

Total	$26,536	$25,643	$23,094

(1)	Net sales in the United States were $21.5 billion, $20.4 billion, and $18.2 billion for fiscal 2011, 2010, and 2009, respectively.
(2)

The unallocated corporate items include the effects of amortization and impairment of acquisition-related intangible assets, share-based compensation expense, and charges related to asset impairments and restructurings.

(b) Net Sales for Groups of Similar Products and Services

The following table presents net sales for groups of similar products and services (in millions):

Years Ended	July 30, 2011	July 31, 2010	July 25, 2009
Net sales:
Routers	$7,100	$6,728	$6,521
Switches	13,418	13,454	11,923
New Products	13,025	11,386	9,859
Other Products	983	852	828

Product	34,526	32,420	29,131
Service	8,692	7,620	6,986

Total	$43,218	$40,040	$36,117

The New Products category consists of products related to collaboration, data center, security, wireless, and video connected home. The Other category consists primarily of optical networking products and emerging technologies.

(c) Additional Segment Information

The majority of the Company’s assets, excluding cash and cash equivalents and investments, as of July 30, 2011 and July 31, 2010 was attributable to its U.S. operations. The Company’s total cash and cash equivalents and investments held outside of the United States in various foreign subsidiaries were $39.8 billion and $33.2 billion as of July 30, 2011 and July 31, 2010, respectively, and the remaining $4.8 billion and $6.7 billion at the respective year ends was held in the United States. In fiscal 2011, 2010, and 2009, no single customer accounted for 10% or more of the Company’s net sales.

Property and equipment information is based on the physical location of the assets. The following table presents property and equipment information for geographic areas (in millions):

	July 30, 2011	July 31, 2010	July 25, 2009
Property and equipment, net:
United States	$3,284	$3,283	$3,330
International	632	658	713

Total	$3,916	$3,941	$4,043

17. Net Income per Share

The following table presents the calculation of basic and diluted net income per share (in millions, except per-share amounts):

Years Ended	July 30, 2011	July 31, 2010	July 25, 2009
Net income	$6,490	$7,767	$6,134

Weighted-average shares—basic	5,529	5,732	5,828
Effect of dilutive potential common shares	34	116	29

Weighted-average shares—diluted	5,563	5,848	5,857

Net income per share—basic	$1.17	$1.36	$1.05

Net income per share—diluted	$1.17	$1.33	$1.05

Antidilutive employee share-based awards, excluded	379	344	977

Employee equity share options, unvested shares, and similar equity instruments granted by the Company are treated as potential common shares outstanding in computing diluted earnings per share. Diluted shares outstanding include the dilutive effect of in-the-money options, unvested restricted stock, and restricted stock units. The dilutive effect of such equity awards is calculated based on the average share price for each fiscal period using the treasury stock method. Under the treasury stock method, the amount the employee must pay for exercising stock options, the amount of compensation cost for future service that the Company has not yet recognized, and the amount of tax benefits that would be recorded in additional paid-in capital when the award becomes deductible are collectively assumed to be used to repurchase shares.

Supplementary Financial Data (Unaudited)

(in millions, except per-share amounts)

Quarters Ended	July 30, 2011(1)	April 30, 2011(1)	January 29, 2011	October 30, 2010
Net sales	$11,195	$10,866	$10,407	$10,750
Gross margin	$6,861	$6,659	$6,261	$6,755
Net income (1)	$1,232	$1,807	$1,521	$1,930
Net income per share—basic	$0.22	$0.33	$0.27	$0.34
Net income per share—diluted	$0.22	$0.33	$0.27	$0.34
Cash dividends declared per common share	$0.06	$0.06	$—	$—
Cash and cash equivalents and investments	$44,585	$43,367	$40,229	$38,925

(1)

Net income for the quarters ended July 30, 2011 and April 30, 2011 included restructuring and other charges of $602 million and $92 million, net of tax, respectively. See Note 5 to the Consolidated Financial Statements.

Quarters Ended	July 31, 2010	May 1, 2010	January 23, 2010	October 24, 2009
Net sales	$10,836	$10,368	$9,815	$9,021
Gross margin	$6,793	$6,630	$6,332	$5,888
Net income	$1,935	$2,192	$1,853	$1,787
Net income per share—basic	$0.34	$0.38	$0.32	$0.31
Net income per share—diluted	$0.33	$0.37	$0.32	$0.30
Cash and cash equivalents and investments	$39,861	$39,106	$39,638	$35,365

Stock Market Information

Cisco common stock is traded on the NASDAQ Global Select Market under the symbol CSCO. The following table lists the high and low sales prices for each period indicated:

	FISCAL 2011		FISCAL 2010
Fiscal	High	Low	High	Low
First quarter	$24.87	$19.82	$24.83	$20.68
Second quarter	$24.60	$19.00	$25.10	$22.55
Third quarter	$22.34	$16.52	$27.74	$22.35
Fourth quarter	$17.99	$14.78	$27.69	$20.93

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

None.

Item 9A.	Controls and Procedures

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

Internal Control over Financial Reporting

Management’s report on our internal control over financial reporting and the report of our independent registered public accounting firm on our internal control over financial reporting are set forth, respectively, on page 79 under the caption “Management’s Report on Internal Control Over Financial Reporting” and on page 78 of this report.

There was no change in our internal control over financial reporting during our fourth quarter of fiscal 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this item relating to our directors and nominees is included under the captions “Proposal No. 1: Election of Directors—General,” “—Business Experience and Qualifications of Nominees,” and “—Board Committees and Meetings—Nomination and Governance Committee” in our Proxy Statement related to the 2011 Annual Meeting of Shareholders and is incorporated herein by reference.

The information required by this item regarding our Audit Committee is included under the caption “Proposal No. 1: Election of Directors—Board Committees and Meetings” in our Proxy Statement related to the 2011 Annual Meeting of Shareholders and is incorporated herein by reference.

Pursuant to General Instruction G(3) of Form 10-K, the information required by this item relating to our executive officers is included under the caption “Executive Officers of the Registrant” in Part I of this report.

The information required by this item regarding compliance with Section 16(a) of the Securities Act of 1934 is included under the caption “Ownership of Securities—Section 16(a) Beneficial Ownership Reporting Compliance” in our Proxy Statement related to the 2011 Annual Meeting of Shareholders and is incorporated herein by reference.

We have adopted a code of ethics that applies to our principal executive officer and all members of our finance department, including the principal financial officer and principal accounting officer. This code of ethics, which consists of the “Special Ethics Obligations for Employees with Financial Reporting Responsibilities” section of our Code of Business Conduct that applies to employees generally, is posted on our website. The Internet address for our website is www.cisco.com , and the code of ethics may be found from our main webpage by clicking first on “About Cisco” and then on “Corporate Governance” under “Investor Relations,” next on “Code of Business Conduct” under “Corporate Governance,” and finally on “Special Ethics Obligations for Employees with Financial Reporting Responsibilities.”

We intend to satisfy any disclosure requirement under Item 5.05 of Form 8-K regarding an amendment to, or waiver from, a provision of this code of ethics by posting such information on our website, on the webpage found by clicking through to “Code of Business Conduct” as specified above.

Item 11.	Executive Compensation

The information appearing under the headings “Proposal No. 1: Election of Directors—Director Compensation” and “Executive Compensation and Related Information” in our Proxy Statement related to the 2011 Annual Meeting of Shareholders is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item relating to security ownership of certain beneficial owners and management is included under the caption “Ownership of Securities,” and the information required by this item relating to securities authorized for issuance under equity compensation plans is included under the caption “Proposal No. 2: Approval of the Amendment and Restatement of the 2005 Stock Incentive Plan,” in each case in our Proxy Statement related to the 2011 Annual Meeting of Shareholders, and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this item relating to review, approval or ratification of transactions with related persons is included under the caption “Certain Relationships and Related Transactions,” and the information required by this item relating to director independence is included under the caption “Proposal No. 1: Election of Directors—Independent Directors,” in each case in our Proxy Statement related to the 2011 Annual Meeting of Shareholders, and is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

The information required by this item is included under the captions “Proposal No. 5: Ratification of Independent Registered Public Accounting Firm—Principal Accountant Fees and Services” and “Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Registered Public Accounting Firm” in our Proxy Statement related to the 2011 Annual Meeting of Shareholders, and is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)	1.	Financial Statements

		See the “Index to Consolidated Financial Statements” on page 77 of this report.

	2.	Financial Statement Schedule

		See “Schedule II—Valuation and Qualifying Accounts” on page 134 of this report.

	3.	Exhibits

		See the “Index to Exhibits” immediately following the signature page of this report.

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

(in millions)

	Allowances For
	Lease Receivables	Loan Receivables	Accounts Receivable
Year ended July 25, 2009:
Balance at beginning of fiscal year	$136	$128	$177
Provision	80	33	54
Write-offs, net	0	(44)	(15)
Other*	(3)	(29)	0

Balance at end of fiscal year	$213	$88	$216

Year ended July 31, 2010:
Balance at beginning of fiscal year	$213	$88	$216
Provision	25	43	44
Write-offs, net	(1)	(69)	(25)
Other*	(30)	11	0

Balance at end of fiscal year	$207	$73	$235

Year ended July 30, 2011:
Balance at beginning of fiscal year	$207	$73	$235
Provision	31	43	7
Write-offs, net	(13)	(18)	(38)
Other*	12	5	0

Balance at end of fiscal year	$237	$103	$204

*	Other includes the impact of foreign exchange and certain immaterial reclassifications.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

September 14, 2011	CISCO SYSTEMS, INC.

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

Signature	Title	Date

/S/ JOHN T. CHAMBERS John T. Chambers	Chairman, Chief Executive Officer and Director (Principal Executive Officer)	September 14, 2011

/S/ FRANK A. CALDERONI Frank A. Calderoni	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	September 14, 2011

/S/ PRAT S. BHATT Prat S. Bhatt	Vice President and Corporate Controller (Principal Accounting Officer)	September 14, 2011

/S/ CAROL A. BARTZ Carol A. Bartz	Lead Independent Director	September 14, 2011

/S/ M. MICHELE BURNS M. Michele Burns	Director	September 14, 2011

/S/ MICHAEL D. CAPELLAS Michael D. Capellas	Director	September 14, 2011

/S/ LARRY R. CARTER Larry R. Carter	Director	September 14, 2011

Signature	Title	Date

/S/ BRIAN L. HALLA Brian L. Halla	Director	September 14, 2011

/S/ JOHN L. HENNESSY Dr. John L. Hennessy	Director	September 14, 2011

/S/ RICHARD M. KOVACEVICH Richard M. Kovacevich	Director	September 14, 2011

/S/ RODERICK C. MCGEARY Roderick C. McGeary	Director	September 14, 2011

Arun Sarin	Director

/S/ STEVEN M. WEST Steven M. West	Director	September 14, 2011

Jerry Yang	Director

INDEX TO EXHIBITS

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed Herewith
		Form	File No.	Exhibit	Filing Date

3.1	Restated Articles of Incorporation of Cisco Systems, Inc., as currently in effect	S-3	333-56004	4.1	2/21/2001

3.2	Amended and Restated Bylaws of Cisco Systems, Inc., as currently in effect	8-K	000-18225	3.1	3/23/2007

4.1	Indenture, dated February 22, 2006, between Cisco Systems, Inc. and Deutsche Bank Trust Company Americas, as trustee	8-K	000-18225	4.1	2/22/2006

4.2	Indenture, dated February 17, 2009, between Cisco Systems, Inc. and the Bank of New York Mellon Trust Company, N.A., as trustee	8-K	000-18225	4.1	2/17/2009

4.3	Indenture, dated November 17, 2009, between Cisco Systems, Inc. and the Bank of New York Mellon Trust Company, N.A., as trustee	8-K	000-18225	4.1	11/17/2009

4.4	Indenture, dated March 16, 2011, between Cisco Systems, Inc. and the Bank of New York Mellon Trust Company, N.A., as trustee	8-K	000-18225	4.1	03/16/2011

4.5	Forms of Global Note for the registrant’s 5.25% Senior Notes due 2011 and 5.50% Senior Notes due 2016	8-K	000-18225	4.1	2/22/2006

4.6	Forms of Global Note for the registrant’s 4.95% Senior Notes due 2019 and 5.90% Senior Notes due 2039	8-K	000-18225	4.1	2/17/2009

4.7	Forms of Global Note for the registrant’s 2.90% Senior Notes due 2014, 4.45% Senior Notes due 2020, and 5.50% Senior Notes due 2040	8-K	000-18225	4.1	11/17/2009

4.8	Forms of Global Note for the Company’s Floating Rate Notes due 2014, 1.625% Senior Notes due 2014 and 3.150% Senior Notes due 2017	8-K	000-18225	4.1	03/16/2011

10.1*	Cisco Systems, Inc. 2005 Stock Incentive Plan (including related form agreements)					X

10.2*	Cisco Systems, Inc. Amended and Restated 1996 Stock Incentive Plan (including related form agreements)	10-K	000-18225	10.2	9/21/2010

10.3*	1997 Supplemental Stock Incentive Plan (including related form agreements)	10-K	000-18225	10.2	9/18/2007

10.4*	Cisco Systems, Inc. SA Acquisition Long-Term Incentive Plan (amends and restates the 2003 Long-Term Incentive Plan of Scientific-Atlanta) (including related form agreements)	10-K	000-18225	10.4	9/18/2007

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed Herewith
		Form	File No.	Exhibit	Filing Date

10.5*	Cisco Systems, Inc. WebEx Acquisition Long-Term Incentive Plan. (amends and restates the WebEx Communications, Inc. Amended and Restated 2000 Stock Incentive Plan) (including related form agreements)	10-K	000-18225	10.5	9/18/2007

10.6*	Cisco Systems, Inc. Employee Stock Purchase Plan	8-K	000-18225	10.2	11/12/2009

10.7*	Notice of Grant of Stock Option and Stock Option Agreement between John T. Chambers and Cisco Systems, Inc.	10-K	000-18225	10.6	9/20/2004

10.8*	Cisco Systems, Inc. Deferred Compensation Plan, as amended	10-K	000-18225	10.7	9/18/2007

10.9*	Cisco Systems, Inc. Executive Incentive Plan	8-K	000-18225	10.2	11/19/2007

10.10	Amended and Restated International Assignment Agreement dated as of February 15, 2010 by and between Cisco Systems, Inc. and Wim Elfrink	8-K	000-18225	10.1	2/17/2010

10.11*	Form of Executive Officer Indemnification Agreement	10-K	000-18225	10.7	9/20/2004

10.12*	Form of Director Indemnification Agreement	10-K	000-18225	10.8	9/20/2004

10.13	Credit Agreement dated as of August 17, 2007, by and among Cisco Systems, Inc., the Lenders party thereto, and Bank of America, N.A., as administrative agent, swing line lender and an L/C issuer	8-K	000-18225	10.1	8/17/2007

10.14	First Amendment to Credit Agreement dated as of April 30, 2009, by and among Cisco Systems, Inc., the Lenders, and Bank of America, N.A., as administrative agent, swing line lender and an L/C issuer	10-K	000-18225	10.14	9/11/2009

10.15	Lender Joinder Agreement dated as of February 12, 2010, by and among Credit Agricole Corporate and Investment Bank and Cisco Systems, Inc.	10-Q	000-18225	10.2	5/26/2010

10.16	Form of Commercial Paper Dealer Agreement	10-Q	000-18225	10.1	2/23/2011

10.17	Commercial Paper Issuing and Paying Agent Agreement dated January 31, 2011 between the Registrant and Bank of America, N.A.	10-Q	000-18225	10.2	2/23/2011

21.1	Subsidiaries of the Registrant					X

23.1	Consent of Independent Registered Public Accounting Firm					X

24.1	Power of Attorney (included on page 135 of this Annual Report on Form 10-K)					X

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed Herewith
		Form	File No.	Exhibit	Filing Date

31.1	Rule 13a–14(a)/15d–14(a) Certification of Principal Executive Officer					X

31.2	Rule 13a–14(a)/15d–14(a) Certification of Principal Financial Officer					X

32.1	Section 1350 Certification of Principal Executive Officer					X

32.2	Section 1350 Certification of Principal Financial Officer					X

101.INS**	XBRL Instance Document					X

101.SCH**	XBRL Taxonomy Extension Schema Document					X

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document					X

*	Indicates a management contract or compensatory plan or arrangement.
**	XBRL (Extensible Business Reporting Language) information is furnished and not filed herewith, is not a part of a registration statement or Prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.