Form 10-Q
period 2011-10-29
CISCO SYSTEMS INC
filed 2011-11-22
CIK 858877

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 29, 2011

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

Number of shares of the registrant’s common stock outstanding as of November 15, 2011: 5,375,863,983

Cisco Systems, Inc.

FORM 10-Q for the Quarter Ended October 29, 2011

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

CISCO SYSTEMS, INC.

CONSOLIDATED BALANCE SHEETS

(in millions, except par value)

(Unaudited)

	October 29, 2011	July 30, 2011
ASSETS
Current assets:
Cash and cash equivalents	$4,747	$7,662
Investments	39,641	36,923
Accounts receivable, net of allowance for doubtful accounts of $180 at October 29, 2011 and $204 at July 30, 2011	4,300	4,698
Inventories	1,622	1,486
Financing receivables, net	3,300	3,111
Deferred tax assets	2,158	2,410
Other current assets	1,499	941

Total current assets	57,267	57,231
Property and equipment, net	3,753	3,916
Financing receivables, net	3,209	3,488
Goodwill	16,823	16,818
Purchased intangible assets, net	2,369	2,541
Other assets	3,543	3,101

TOTAL ASSETS	$86,964	$87,095

LIABILITIES AND EQUITY
Current liabilities:
Short-term debt	$589	$588
Accounts payable	908	876
Income taxes payable	455	120
Accrued compensation	2,557	3,163
Deferred revenue	8,444	8,025
Other current liabilities	4,508	4,734

Total current liabilities	17,461	17,506

Long-term debt	16,264	16,234
Income taxes payable	1,501	1,191
Deferred revenue	3,952	4,182
Other long-term liabilities	572	723

Total liabilities	39,750	39,836

Commitments and contingencies (Note 12)
Equity:
Cisco shareholders’ equity:
Preferred stock, no par value: 5 shares authorized; none issued and outstanding	—	—
Common stock and additional paid-in capital, $0.001 par value: 20,000 shares authorized; 5,371 and 5,435 shares issued and outstanding at October 29, 2011 and July 30, 2011, respectively	38,297	38,648
Retained earnings	7,910	7,284
Accumulated other comprehensive income	981	1,294

Total Cisco shareholders’ equity	47,188	47,226

Noncontrolling interests	26	33

Total equity	47,214	47,259

TOTAL LIABILITIES AND EQUITY	$86,964	$87,095

See Notes to Consolidated Financial Statements.

CISCO SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in millions, except per-share amounts)

(Unaudited)

	Three Months Ended
	October 29, 2011	October 30, 2010
NET SALES:
Product	$8,952	$8,700
Service	2,304	2,050

Total net sales	11,256	10,750

COST OF SALES:
Product	3,563	3,249
Service	803	746

Total cost of sales	4,366	3,995

GROSS MARGIN	6,890	6,755

OPERATING EXPENSES:
Research and development	1,375	1,431
Sales and marketing	2,452	2,402
General and administrative	552	458
Amortization of purchased intangible assets	99	113
Restructuring and other charges	202	—

Total operating expenses	4,680	4,404

OPERATING INCOME	2,210	2,351
Interest income	164	160
Interest expense	(148)	(166)
Other income, net	19	80

Interest and other income, net	35	74

INCOME BEFORE PROVISION FOR INCOME TAXES	2,245	2,425
Provision for income taxes	468	495

NET INCOME	$1,777	$1,930

Net income per share:
Basic	$0.33	$0.34

Diluted	$0.33	$0.34

Shares used in per-share calculation:
Basic	5,394	5,595

Diluted	5,407	5,675

Cash dividends declared per common share	$0.06	$—

See Notes to Consolidated Financial Statements.

CISCO SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

(Unaudited)

	Three Months Ended
	October 29, 2011	October 30, 2010
Cash flows from operating activities:
Net income	$1,777	$1,930
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and other	621	553
Share-based compensation expense	341	407
Provision for doubtful accounts	(22)	(22)
Deferred income taxes	109	338
Excess tax benefits from share-based compensation	(21)	(28)
Net gains on investments	(13)	(108)
Change in operating assets and liabilities, net of effects of acquisitions and divestitures:
Accounts receivable	399	506
Inventories	(168)	(193)
Financing receivables, net	—	(78)
Other assets	(374)	(30)
Accounts payable	36	45
Income taxes, net	(38)	(408)
Accrued compensation	(548)	(678)
Deferred revenue	232	(367)
Other liabilities	2	(200)

Net cash provided by operating activities	2,333	1,667

Cash flows from investing activities:
Purchases of investments	(11,770)	(9,569)
Proceeds from sales of investments	7,721	6,232
Proceeds from maturities of investments	1,179	3,574
Acquisition of property and equipment	(265)	(326)
Acquisition of businesses, net of cash and cash equivalents acquired	(38)	(69)
Change in investments in privately held companies	(95)	(28)
Other	77	19

Net cash used in investing activities	(3,191)	(167)

Cash flows from financing activities:
Issuances of common stock	203	374
Repurchases of common stock	(1,881)	(2,701)
Short-term borrowings, maturities less than 90 days, net	—	(16)
Excess tax benefits from share-based compensation	21	28
Dividends paid	(322)	—
Other	(78)	30

Net cash used in financing activities	(2,057)	(2,285)

Net decrease in cash and cash equivalents	(2,915)	(785)
Cash and cash equivalents, beginning of period	7,662	4,581

Cash and cash equivalents, end of period	$4,747	$3,796

Cash paid for:
Interest	$220	$270
Income taxes	$398	$565

See Notes to Consolidated Financial Statements.

CISCO SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF EQUITY

(in millions)

(Unaudited)

Three Months Ended October 29, 2011	Shares of Common Stock	Common Stock and Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Cisco Shareholders’ Equity	Noncontrolling Interests	Total Equity
BALANCE AT JULY 30, 2011	5,435	$38,648	$7,284	$1,294	$47,226	$33	$47,259
Net income			1,777		1,777		1,777
Change in:
Unrealized gains and losses on investments				(52)	(52)	(7)	(59)
Derivative instruments				(50)	(50)		(50)
Cumulative translation adjustment and other				(211)	(211)		(211)

Comprehensive income (loss)					1,464	(7)	1,457

Issuance of common stock	45	203			203		203
Repurchase of common stock	(109)	(852)	(829)		(1,681)		(1,681)
Cash dividends declared			(322)		(322)		(322)
Tax effects from employee stock incentive plans		(43)			(43)		(43)
Share-based compensation expense		341			341		341

BALANCE AT OCTOBER 29, 2011	5,371	$38,297	$7,910	$981	$47,188	$26	$47,214

Three Months Ended October 30, 2010	Shares of Common Stock	Common Stock and Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Cisco Shareholders’ Equity	Noncontrolling Interests	Total Equity
BALANCE AT JULY 31, 2010	5,655	$37,793	$5,851	$623	$44,267	$18	$44,285
Net income			1,930		1,930		1,930
Change in:
Unrealized gains and losses on investments				40	40	2	42
Derivative instruments				49	49		49
Cumulative translation adjustment and other				238	238		238

Comprehensive income					2,257	2	2,259

Issuance of common stock	41	374			374		374
Repurchase of common stock	(119)	(880)	(1,747)		(2,627)		(2,627)
Tax effects from employee stock incentive plans		(9)			(9)		(9)
Purchase acquisitions		6			6		6
Share-based compensation expense		407			407		407

BALANCE AT OCTOBER 30, 2010	5,577	$37,691	$6,034	$950	$44,675	$20	$44,695

In September 2001, the Company’s Board of Directors authorized a stock repurchase program. As of October 29, 2011, the Company’s Board of Directors had authorized an aggregate repurchase of up to $82 billion of common stock under this program with no termination date. For additional information regarding stock repurchases, see Note 13 to the Consolidated Financial Statements. The stock repurchases since the inception of this program and the related impact on Cisco shareholders’ equity are summarized in the following table (in millions):

	Shares of Common Stock	Common Stock and Additional Paid-In Capital	Retained Earnings	Total Cisco Shareholders’ Equity
Repurchases of common stock under the repurchase program	3,578	$15,866	$57,451	$73,317

See Notes to Consolidated Financial Statements.

CISCO SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Basis of Presentation

The fiscal year for Cisco Systems, Inc. (the “Company” or “Cisco”) is the 52 or 53 weeks ending on the last Saturday in July. Fiscal 2012 and fiscal 2011 are each 52-week fiscal years. The Consolidated Financial Statements include the accounts of Cisco and its subsidiaries. All significant intercompany accounts and transactions have been eliminated. The Company conducts business globally and is primarily managed on a geographic basis. Beginning in fiscal 2012, the Company is organized into the following three geographic segments: the Americas; Europe, Middle East, and Africa (“EMEA”); and Asia Pacific, Japan, and China (“APJC”). In fiscal 2011, the Company was organized into four geographic segments, which consisted of United States and Canada, European Markets, Emerging Markets, and Asia Pacific Markets. As a result of this geographic segment change in fiscal 2012, countries within the former Emerging Markets segment were consolidated into either EMEA or the Americas segment depending on their respective geographic locations. The Company has reclassified the geographic segment data for the prior period to conform to the current period’s presentation.

The accompanying financial data as of October 29, 2011 and for the three months ended October 29, 2011 and October 30, 2010 has been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. The July 30, 2011 Consolidated Balance Sheet was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended July 30, 2011.

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

In the opinion of management, all adjustments (which include normal recurring adjustments, except as disclosed herein) necessary to present fairly the statement of financial position as of October 29, 2011 and results of operations, cash flows, and equity for the three months ended October 29, 2011 and October 30, 2010, as applicable, have been made. The results of operations for the three months ended October 29, 2011 are not necessarily indicative of the operating results for the full fiscal year or any future periods.

In addition to the geographic segment change referred to above, certain other reclassifications have been made to prior period amounts in order to conform to the current period’s presentation.

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

3. Business Combinations

The Company completed two business combinations during the three months ended October 29, 2011. A summary of the allocation of the total purchase consideration is presented as follows (in millions):

	Shares Issued	Purchase Consideration	Net Liabilities Assumed	Purchased Intangible Assets	Goodwill
Total acquisitions	—	$38	$(2)	$19	$21

The total purchase consideration related to the Company’s business combinations completed during the three months ended October 29, 2011 consisted of either cash consideration or cash consideration along with vested share-based awards assumed. Total transaction costs related to business combination activities for the three months ended October 29, 2011 and October 30, 2010 were $2 million and $8 million, respectively, which were expensed as incurred and recorded as G&A expenses.

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

The goodwill generated from the Company’s business combinations completed during the three months ended October 29, 2011 is primarily related to expected synergies. The goodwill is not deductible for U.S. federal income tax purposes.

The Consolidated Financial Statements include the operating results of each business combination from the date of acquisition. Pro forma results of operations for the acquisitions completed during the three months ended October 29, 2011 have not been presented because the effects of the acquisitions, individually and in the aggregate, were not material to the Company’s financial results.

CISCO SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

4.	Goodwill and Purchased Intangible Assets

(a) Goodwill

Beginning in fiscal 2012, the Company’s reportable segments were changed to the following segments: the Americas, EMEA, and APJC. As a result, the Company reallocated the goodwill at July 30, 2011 to these reportable segments. The following table presents the goodwill allocated to the Company’s reportable segments as of and during the three months ended October 29, 2011 (in millions):

	Balance at July 30, 2011	Acquisitions	Other	Balance at October 29, 2011
Americas	$11,627	$12	$(4)	$11,635
EMEA	3,272	6	(12)	3,266
APJC	1,919	3	—	1,922

Total	$16,818	$21	$(16)	$16,823

In the preceding table, “Other” includes foreign currency translation and purchase accounting adjustments.

(b) Purchased Intangible Assets

The following table presents details of the Company’s intangible assets acquired through business combinations completed during the three months ended October 29, 2011 (in millions, except years):

	FINITE LIVES						INDEFINITE LIVES
	TECHNOLOGY		CUSTOMER RELATIONSHIPS		OTHER		In-Process Research & Development	TOTAL
	Weighted- Average Useful Life (in Years)	Amount	Weighted- Average Useful Life (in Years)	Amount	Weighted- Average Useful Life (in Years)	Amount	Amount	Amount
Total	3.7	$19	—	$—	—	$—	$—	$19

The following tables present details of the Company’s purchased intangible assets (in millions):

October 29, 2011	Gross	Accumulated Amortization	Net
Purchased intangible assets with finite lives:
Technology	$2,128	$(642)	$1,486
Customer relationships	2,269	(1,425)	844
Other	123	(97)	26

Total purchased intangible assets with finite lives	4,520	(2,164)	2,356
In-process research & development, with indefinite lives	13	—	13

Total	$4,533	$(2,164)	$2,369

July 30, 2011	Gross	Accumulated Amortization	Net
Purchased intangible assets with finite lives:
Technology	$1,961	$(561)	$1,400
Customer relationships	2,277	(1,346)	931
Other	123	(91)	32

Total purchased intangible assets with finite lives	4,361	(1,998)	2,363
In-process research & development, with indefinite lives	178	—	178

Total	$4,539	$(1,998)	$2,541

Purchased intangible assets include intangible assets acquired through business combinations as well as through direct purchases or licenses.

CISCO SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

The following table presents the amortization of purchased intangible assets (in millions):

	Three Months Ended
	October 29, 2011	October 30, 2010
Amortization of purchased intangible assets:
Cost of sales	$96	$106
Operating expenses	99	113

Total	$195	$219

The estimated future amortization expense of purchased intangible assets with finite lives as of October 29, 2011 is as follows (in millions):

Fiscal Year	Amount
2012 (remaining nine months)	$580
2013	659
2014	474
2015	404
2016	187
Thereafter	52

Total	$2,356

CISCO SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

5.	Restructuring and Other Charges

In fiscal 2011, the Company initiated a number of key, targeted actions to address several areas in its business model. These actions are intended to simplify and focus the Company’s organization and operating model; align the Company’s cost structure given transitions in the marketplace; divest or exit underperforming operations; and deliver value to the Company’s shareholders. The Company is taking these actions to align its business based on its five foundational priorities: leadership in its core business (routing, switching, and associated services) which includes comprehensive security and mobility solutions; collaboration; data center virtualization and cloud; video; and architectures for business transformation. The Company announced in July 2011 that it would incur pretax charges, which are not expected to exceed $1.3 billion, as part of these expense reduction actions. In connection with the July announcement, the Company has incurred cumulative charges of approximately $925 million through October 29, 2011 (included as part of the charges discussed below). The Company expects to complete these restructuring actions by the end of fiscal 2012 with the corresponding restructuring charges recognized during the remainder of fiscal 2012.

During the three months ended October 29, 2011, the Company incurred total restructuring charges of $202 million consisting of $174 million of employee severance charges and $28 million of other restructuring charges. The employee severance charges consisted of $212 million of charges primarily related to impacted employees in the Company’s international locations, partially offset by a reduction of $38 million related to a change in estimate regarding certain employee severance charges incurred in the fourth quarter of fiscal 2011. Other charges incurred during the three months ended October 29, 2011 were primarily for the consolidation of excess facilities, as well as an incremental charge related to the sale of the Company’s Juarez, Mexico manufacturing operations, which sale was completed in the first quarter of fiscal 2012.

The following table summarizes the activity related to the restructuring and other charges related to the Company’s July 2011 announcement and the realignment and restructuring of the Company’s consumer product lines announced during the third quarter of fiscal 2011 (in millions):

	Voluntary Early Retirement Program	Employee Severance	Goodwill and Intangible Assets	Other	Total
Initial charges in fiscal 2011	$453	$247	$71	$28	$799
Cash payments	(436)	(13)	—	—	(449)
Non-cash items	—	—	(71)	(17)	(88)

Balance as of July 30, 2011	17	234	—	11	262
Charges	—	174	—	28	202
Cash payments	(17)	(276)	—	(4)	(297)
Non-cash items	—	—	—	(18)	(18)

Balance as of October 29, 2011	$—	$132	$—	$17	$149

CISCO SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

6.	Balance Sheet Details

The following tables provide details of selected balance sheet items (in millions):

	October 29, 2011	July 30, 2011
Inventories:
Raw materials	$193	$219
Work in process	43	52
Finished goods:
Distributor inventory and deferred cost of sales	684	631
Manufactured finished goods	437	331

Total finished goods	1,121	962

Service-related spares	195	182
Demonstration systems	70	71

Total	$1,622	$1,486

Property and equipment, net:
Land, buildings, and building & leasehold improvements	$4,616	$4,760
Computer equipment and related software	1,410	1,429
Production, engineering, and other equipment	5,075	5,093
Operating lease assets (1)	293	293
Furniture and fixtures	486	491

	11,880	12,066
Less accumulated depreciation and amortization (1)	(8,127)	(8,150)

Total	$3,753	$3,916

(1) Accumulated depreciation related to operating lease assets was $171 and $169 as of October 29, 2011 and July 30, 2011, respectively.

Other assets:
Deferred tax assets	$1,895	$1,864
Investments in privately held companies	898	796
Other	750	441

Total	$3,543	$3,101

Deferred revenue:
Service	$8,321	$8,521
Product:
Unrecognized revenue on product shipments and other deferred revenue	3,209	3,003
Cash receipts related to unrecognized revenue from two-tier distributors	866	683

Total product deferred revenue	4,075	3,686

Total	$12,396	$12,207

Reported as:
Current	$8,444	$8,025
Noncurrent	3,952	4,182

Total	$12,396	$12,207

CISCO SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

7.	Financing Receivables and Guarantees

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

A summary of the Company’s financing receivables is presented as follows (in millions):

October 29, 2011	Lease Receivables	Loan Receivables	Financed Service Contracts & Other (1)	Total Financing Receivables
Gross	$3,086	$1,468	$2,557	$7,111
Unearned income	(237)	—	—	(237)
Allowance for credit loss	(233)	(103)	(29)	(365)

Total, net	$2,616	$1,365	$2,528	$6,509

Reported as:
Current	$1,054	$861	$1,385	$3,300
Noncurrent	1,562	504	1,143	3,209

Total, net	$2,616	$1,365	$2,528	$6,509

July 30, 2011	Lease Receivables	Loan Receivables	Financed Service Contracts & Other (1)	Total Financing Receivables
Gross	$3,111	$1,468	$2,637	$7,216
Unearned income	(250)	—	—	(250)
Allowance for credit loss	(237)	(103)	(27)	(367)

Total, net	$2,624	$1,365	$2,610	$6,599

Reported as:
Current	$1,087	$673	$1,351	$3,111
Noncurrent	1,537	692	1,259	3,488

Total, net	$2,624	$1,365	$2,610	$6,599

(1)	As of October 29, 2011 and July 30, 2011, the deferred service revenue related to financed service contracts and other was $1,940 million and $2,044 million, respectively.

Contractual maturities of the gross lease receivables at October 29, 2011 are summarized as follows (in millions):

Fiscal Year	Amount
2012 (remaining nine months)	$978
2013	988
2014	677
2015	325
2016	109
Thereafter	9

Total	$3,086

Actual cash collections may differ from the contractual maturities due to early customer buyouts, refinancings, or defaults.

CISCO SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(b) Credit Quality of Financing Receivables

Financing receivables categorized by the Company’s internal credit risk rating for each portfolio segment and class as of October 29, 2011 and July 30, 2011 are summarized as follows (in millions):

	INTERNAL CREDIT RISK RATING
October 29, 2011	1 to 4	5 to 6	7 and Higher	Total	Residual Value	Gross Receivables, Net of Unearned Income
Established Markets
Lease receivables	$1,193	$1,190	$20	$2,403	$291	$2,694
Loan receivables	206	258	6	470	—	470
Financed service contracts & other	1,610	870	49	2,529	—	2,529

Total Established Markets	$3,009	$2,318	$75	$5,402	$291	$5,693

Growth Markets
Lease receivables	$51	$90	$10	$151	$4	$155
Loan receivables	428	554	16	998	—	998
Financed service contracts & other	5	19	4	28	—	28

Total Growth Markets	$484	$663	$30	$1,177	$4	$1,181

Total	$3,493	$2,981	$105	$6,579	$295	$6,874

	INTERNAL CREDIT RISK RATING
July 30, 2011	1 to 4	5 to 6	7 and Higher	Total	Residual Value	Gross Receivables, Net of Unearned Income
Established Markets
Lease receivables	$1,214	$1,182	$23	$2,419	$292	$2,711
Loan receivables	204	187	4	395	—	395
Financed service contracts & other	1,622	939	52	2,613	—	2,613

Total Established Markets	$3,040	$2,308	$79	$5,427	$292	$5,719

Growth Markets
Lease receivables	$35	$93	$18	$146	$4	$150
Loan receivables	458	580	35	1,073	—	1,073
Financed service contracts & other	1	19	4	24	—	24

Total Growth Markets	$494	$692	$57	$1,243	$4	$1,247

Total	$3,534	$3,000	$136	$6,670	$296	$6,966

The Company’s internal credit risk ratings of 1 through 4 correspond to investment-grade ratings, while credit risk ratings of 5 and 6 correspond to non-investment-grade ratings. Credit risk ratings of 7 and higher correspond to substandard ratings and constitute a relatively small portion of the Company’s financing receivables.

The financing receivables are disaggregated into two classes: the Established Markets and Growth Markets . The Growth Markets class primarily consists of emerging countries including Brazil, Russia, India, China and Mexico, among others. The Established Markets class consists of countries other than the emerging countries in which the Company has financing receivables.

In circumstances when collectability is not deemed reasonably assured, the associated revenue is deferred in accordance with the Company’s revenue recognition policies, and the related allowance for credit loss, if any, is included in deferred revenue. The Company also records deferred revenue associated with financing receivables when there are remaining performance obligations, as it does for financed service contracts. Total allowances for credit loss and deferred revenue as of October 29, 2011 and July 30, 2011 were $2,644 million and $2,793 million, respectively and they were associated with financing receivables (net of unearned income) of $6,874 million, and $6,966 million as of their respective period ends. The losses that the Company has incurred historically as well as in the periods presented with respect to its financing receivables have been immaterial and consistent with the performance of an investment-grade portfolio.

As of October 29, 2011 and July 30, 2011, the portion of the portfolio that was deemed to be impaired, generally with a credit risk rating of 8 or higher, was immaterial. The total net write-offs of financing receivables were not material for the first quarter of fiscal 2012. During the first quarter of fiscal 2012, the Company did not modify any financing receivables.

CISCO SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

The following table presents the aging analysis of financing receivables by portfolio segment and class as of October 29, 2011 and July 30, 2011 (in millions):

October 29, 2011	31-60 Days Past Due (1)	61-90 Days Past Due (1)	Greater than 90 Days Past Due (1) (2)	Total Past Due	Current	Gross Receivables, Net of Unearned Income	Non-Accrual Financing Receivables	Impaired Financing Receivables
Established Markets
Lease receivables	$103	$75	$127	$305	$2,389	$2,694	$18	$6
Loan receivables	3	4	9	16	454	470	2	2
Financed service contracts & other	64	97	241	402	2,127	2,529	14	6

Total Established Markets	$170	$176	$377	$723	$4,970	$5,693	$34	$14

Growth Markets
Lease receivables	$4	$5	$2	$11	$144	$155	$9	$9
Loan receivables	2	—	3	5	993	998	4	3
Financed service contracts & other	—	—	—	—	28	28	—	—

Total Growth Markets	$6	$5	$5	$16	$1,165	$1,181	$13	$12

Total	$176	$181	$382	$739	$6,135	$6,874	$47	$26

July 30, 2011	31-60 Days Past Due (1)	61-90 Days Past Due (1)	Greater than 90 Days Past Due (1) (2)	Total Past Due	Current	Gross Receivables, Net of Unearned Income	Non-Accrual Financing Receivables	Impaired Financing Receivables
Established Markets
Lease receivables	$85	$33	$139	$257	$2,454	$2,711	$16	$6
Loan receivables	6	1	9	16	379	395	1	1
Financed service contracts & other	68	33	265	366	2,247	2,613	17	6

Total Established Markets	$159	$67	$413	$639	$5,080	$5,719	$34	$13

Growth Markets
Lease receivables	$4	$2	$13	$19	$131	$150	$18	$18
Loan receivables	2	6	12	20	1,053	1,073	3	3
Financed service contracts & other	—	—	—	—	24	24	—	—

Total Growth Markets	$6	$8	$25	$39	$1,208	$1,247	$21	$21

Total	$165	$75	$438	$678	$6,288	$6,966	$55	$34

(1)

Past due financing receivables are those that are 31 days or more past due according to their contractual payment terms. The data in the preceding tables are presented by contract and the aging classification of each contract is based on the oldest outstanding receivable, and therefore past due amounts also include unbilled and current receivables within the same contract. The preceding aging tables also exclude pending adjustments on billed tax assessment in certain international markets.

(2)

The balances of either unbilled or current financing receivables included in the greater-than-90 days past due category for lease receivables, loan receivables, and financed service contracts and other were $102 million, $10 million, and $212 million, respectively, as of October 29, 2011. Such balances for the same category of receivables were $116 million, $15 million, and $230 million, respectively, as of July 30, 2011.

As of October 29, 2011, the Company had financing receivables of $48 million, net of unbilled or current receivables from the same contract, that were in the greater-than 90 days past due category but remained on accrual status. Such balance was $50 million as of July 30, 2011. A financing receivable may be placed on non-accrual status earlier if, in management’s opinion, a timely collection of the full principal and interest becomes uncertain.

CISCO SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(c) Allowance for Credit Loss Rollforward

The allowances for credit loss and the related financing receivables are summarized as follows (in millions):

	CREDIT LOSS ALLOWANCES
Three Months Ended October 29, 2011	Lease Receivables	Loan Receivables	Financed Service Contracts and Other	Total
Allowance for credit loss as of July 30, 2011	$237	$103	$27	$367
Provisions	2	5	2	9
Foreign exchange and other	(6)	(5)	—	(11)

Allowance for credit loss as of October 29, 2011	$233	$103	$29	$365

Gross receivables as of October 29, 2011, net of unearned income	$2,849	$1,468	$2,557	$6,874

Financing receivables that were individually evaluated for impairment during the three month period ended October 29, 2011 were not material and therefore are not presented separately in the preceding table.

(d) Financing Guarantees

In the ordinary course of business, the Company provides financing guarantees for various third-party financing arrangements extended to channel partners and end-user customers. Payments under these financing guarantee arrangements were not material for the periods presented.

Channel Partner Financing Guarantees The Company facilitates arrangements for third-party financing extended to channel partners, consisting of revolving short-term financing, generally with payment terms ranging from 60 to 90 days. These financing arrangements facilitate the working capital requirements of the channel partners and, in some cases, the Company guarantees a portion of these arrangements. The volume of channel partner financing was $5.3 billion and $4.5 billion for the three months ended October 29, 2011 and October 30, 2010, respectively. The balance of the channel partner financing subject to guarantees was $1.5 billion as of October 29, 2011 and $1.4 billion as of July 30, 2011.

End-User Financing Guarantees The Company also provides financing guarantees for third-party financing arrangements extended to end-user customers related to leases and loans that typically have terms of up to three years. The volume of financing provided by third parties for leases and loans for the three months ended October 29, 2011 and October 30, 2010 was $411 million and $283 million, respectively. The volume of financing for which the Company has provided guarantees was $35 million for each of the respective periods.

Financing Guarantee Summary The aggregate amount of financing guarantees outstanding at October 29, 2011 and July 30, 2011, representing the total maximum potential future payments under financing arrangements with third parties along with the related deferred revenue are summarized in the following table (in millions):

	October 29, 2011	July 30, 2011
Maximum potential future payments relating to financing guarantees:
Channel partner	$349	$336
End user	259	277

Total	$608	$613

Deferred revenue associated with financing guarantees:
Channel partner	$(261)	$(248)
End user	(234)	(248)

Total	$(495)	$(496)

Maximum potential future payments relating to financing guarantees, net of associated deferred revenue	$113	$117

CISCO SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

8.	Investments

(a) Summary of Available-for-Sale Investments

The following tables summarize the Company’s available-for-sale investments (in millions):

October 29, 2011	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Fixed income securities:
U.S. government securities	$20,206	$53	$(5)	$20,254
U.S. government agency securities (1)	10,026	27	(4)	10,049
Non-U.S. government and agency securities (2)	3,516	12	(3)	3,525
Corporate debt securities	4,299	44	(23)	4,320
Asset-backed securities	116	4	(4)	116

Total fixed income securities	38,163	140	(39)	38,264
Publicly traded equity securities	777	603	(3)	1,377

Total	$38,940	$743	$(42)	$39,641

July 30, 2011	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Fixed income securities:
U.S. government securities	$19,087	$52	$—	$19,139
U.S. government agency securities (1)	8,742	35	(1)	8,776
Non-U.S. government and agency securities (2)	3,119	14	(1)	3,132
Corporate debt securities	4,333	65	(4)	4,394
Asset-backed securities	120	5	(4)	121

Total fixed income securities	35,401	171	(10)	35,562
Publicly traded equity securities	734	639	(12)	1,361

Total	$36,135	$810	$(22)	$36,923

(1)	Includes corporate debt securities that are guaranteed by the Federal Deposit Insurance Corporation (FDIC).
(2)	Includes agency and corporate debt securities that are guaranteed by non-U.S. governments.

(b) Gains and Losses on Available-for-Sale Investments

The following table presents the net realized gains (losses) related to the Company’s available-for-sale investments (in millions):

Three Months Ended	October 29, 2011	October 30, 2010
Net realized gains (losses):
Publicly traded equity securities	$(16)	$19
Fixed income securities	25	71

Total	$9	$90

There were no material impairment charges on available-for-sale investments for the three months ended October 29, 2011 and October 30, 2010.

The following table summarizes the activity related to credit losses for fixed income securities (in millions):

	October 29, 2011	October 30, 2010
Balance at beginning of period	$(23)	$(95)
Sales of other-than-temporarily impaired fixed income securities	—	27

Balance at end of period	$(23)	$(68)

CISCO SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

The following tables present the breakdown of the available-for-sale investments with gross unrealized losses and the duration that those losses had been unrealized at October 29, 2011 and July 30, 2011 (in millions):

	UNREALIZED LOSSES LESS THAN 12 MONTHS		UNREALIZED LOSSES 12 MONTHS OR GREATER		TOTAL
October 29, 2011	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Fixed income securities:
U.S. government securities	$4,767	$(5)	$—	$—	$4,767	$(5)
U.S. government agency securities (1)	2,490	(4)	—	—	2,490	(4)
Non-U.S. government and agency securities (2)	1,603	(3)	—	—	1,603	(3)
Corporate debt securities	1,528	(19)	68	(4)	1,596	(23)
Asset-backed securities	—	—	101	(4)	101	(4)

Total fixed income securities	10,388	(31)	169	(8)	10,557	(39)
Publicly traded equity securities	25	(3)	—	—	25	(3)

Total	$10,413	$(34)	$169	$(8)	$10,582	$(42)

	UNREALIZED LOSSES LESS THAN 12 MONTHS		UNREALIZED LOSSES 12 MONTHS OR GREATER		TOTAL
July 30, 2011	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Fixed income securities:
U.S. government agency securities (1)	$2,310	$(1)	$—	$—	$2,310	$(1)
Non-U.S. government and agency securities (2)	875	(1)	—	—	875	(1)
Corporate debt securities	548	(2)	56	(2)	604	(4)
Asset-backed securities	—	—	105	(4)	105	(4)

Total fixed income securities	3,733	(4)	161	(6)	3,894	(10)
Publicly traded equity securities	112	(12)	—	—	112	(12)

Total	$3,845	$(16)	$161	$(6)	$4,006	$(22)

(1)	Includes corporate debt securities that are guaranteed by the FDIC.
(2)	Includes agency and corporate debt securities that are guaranteed by non-U.S. governments.

For fixed income securities that have unrealized losses as of October 29, 2011, the Company has determined that (i) it does not have the intent to sell any of these investments and (ii) it is not more likely than not that it will be required to sell any of these investments before recovery of the entire amortized cost basis. In addition, as of October 29, 2011, the Company anticipates that it will recover the entire amortized cost basis of such fixed income securities and has determined that no other-than-temporary impairments associated with credit losses were required to be recognized during the three months ended October 29, 2011.

The Company has evaluated its publicly traded equity securities as of October 29, 2011 and has determined that there was no indication of other-than-temporary impairments in the respective categories of unrealized losses. This determination was based on several factors, which include the length of time and extent to which fair value has been less than the cost basis, the financial condition and near-term prospects of the issuer, and the Company’s intent and ability to hold the publicly traded equity securities for a period of time sufficient to allow for any anticipated recovery in market value.

(c) Maturities of Fixed Income Securities

The following table summarizes the maturities of the Company’s fixed income securities at October 29, 2011 (in millions):

	Amortized Cost	Fair Value
Less than 1 year	$18,989	$19,017
Due in 1 to 2 years	11,927	11,971
Due in 2 to 5 years	7,045	7,069
Due after 5 years	202	207

Total	$38,163	$38,264

Actual maturities may differ from the contractual maturities because borrowers may have the right to call or prepay certain obligations.

CISCO SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(d) Securities Lending

The Company periodically engages in securities lending activities with certain of its available-for-sale investments. These transactions are accounted for as a secured lending of the securities, and the securities are typically loaned only on an overnight basis. The average balance of securities lending for the three months ended October 29, 2011 and October 30, 2010 was $1.7 billion and $2.1 billion, respectively. The Company requires collateral equal to at least 102% of the fair market value of the loaned security in the form of cash or liquid, high-quality assets. The Company engages in these secured lending transactions only with highly creditworthy counterparties, and the associated portfolio custodian has agreed to indemnify the Company against any collateral losses. The Company did not experience any losses in connection with the secured lending of securities during the periods presented. As of October 29, 2011 and July 30, 2011, the Company had no outstanding securities lending transactions.

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

(a) Fair Value Hierarchy

The accounting guidance for fair value measurement requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard establishes a fair value hierarchy based on the level of independent, objective evidence surrounding the inputs used to measure fair value. A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The fair value hierarchy is as follows

Level 1 Level 1 applies to assets or liabilities for which there are quoted prices in active markets for identical assets or liabilities.

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

(b) Assets and Liabilities Measured at Fair Value on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis as of October 29, 2011 and July 30, 2011 were as follows (in millions):

	OCTOBER 29, 2011 FAIR VALUE MEASUREMENTS				JULY 30, 2011 FAIR VALUE MEASUREMENTS
	Level 1	Level 2	Level 3	Total Balance	Level 1	Level 2	Level 3	Total Balance
Assets
Cash equivalents:
Money market funds	$3,136	$—	$—	$3,136	$5,852	$—	$—	$5,852
U.S. government agency securities (1)	—	—	—	—	—	1	—	1
Available-for-sale investments:
U.S. government securities	—	20,254	—	20,254	—	19,139	—	19,139
U.S. government agency securities (1)	—	10,049	—	10,049	—	8,776	—	8,776
Non-U.S. government and agency securities (2)	—	3,525	—	3,525	—	3,132	—	3,132
Corporate debt securities	—	4,320	—	4,320	—	4,394	—	4,394
Asset-backed securities	—	—	116	116	—	—	121	121
Publicly traded equity securities	1,377	—	—	1,377	1,361	—	—	1,361
Derivative assets	—	242	1	243	—	220	2	222

Total	$4,513	$38,390	$117	$43,020	$7,213	$35,662	$123	$42,998

Liabilities:
Derivative liabilities	$—	$42	$—	$42	$—	$24	$—	$24

Total	$—	$42	$—	$42	$—	$24	$—	$24

(1)	Includes corporate debt securities that are guaranteed by the FDIC.
(2)	Includes agency and corporate debt securities that are guaranteed by non-U.S. governments.

CISCO SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Level 2 fixed income securities are priced using quoted market prices for similar instruments or nonbinding market prices that are corroborated by observable market data. The Company uses inputs such as actual trade data, benchmark yields, broker/dealer quotes, and other similar data, which are obtained from quoted market prices, independent pricing vendors, or other sources, to determine the ultimate fair value of these assets and liabilities. The Company uses such pricing data as the primary input to make its assessments and determinations as to the ultimate valuation of its investment portfolio and has not made, during the periods presented, any material adjustments to such inputs. The Company is ultimately responsible for the financial statements and underlying estimates. The Company’s derivative instruments are primarily classified as Level 2, as they are not actively traded and are valued using pricing models that use observable market inputs. The Company did not have any transfers between Level 1 and Level 2 fair value measurements during the periods presented.

Level 3 assets include asset-backed securities and certain derivative instruments, the values of which are determined based on discounted cash flow models using inputs that the Company could not corroborate with market data.

The following tables present a reconciliation for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended October 29, 2011 and October 30, 2010 (in millions):

	Asset-Backed Securities	Derivative Assets	Total
Balance at July 30, 2011	$121	$2	$123
Total gains and losses (realized and unrealized):
Included in other income, net	—	(1)	(1)
Sales and maturities	(5)	—	(5)

Balance at October 29, 2011	$116	$1	$117

Losses attributable to assets still held as of October 29, 2011	$—	$(1)	$(1)

	Asset-Backed Securities	Derivative Assets	Total
Balance at July 31, 2010	$149	$3	$152
Total gains and losses (realized and unrealized):
Included in other income, net	—	(1)	(1)
Included in other comprehensive income	(1)	—	(1)
Sales and maturities	(6)	—	(6)

Balance at October 30, 2010	$142	$2	$144

Losses attributable to assets still held as of October 30, 2010	$—	$(1)	$(1)

(c) Assets Measured at Fair Value on a Nonrecurring Basis

The following tables present the Company’s financial instruments and nonfinancial assets that were measured at fair value on a nonrecurring basis during the indicated periods and the related recognized gains and losses for the periods (in millions):

		FAIR VALUE MEASUREMENTS USING
	Net Carrying Value as of October 29, 2011	Level 1	Level 2	Level 3	Total Losses for the Three Months Ended October 29, 2011
Investments in privately held companies	$1	$—	$—	$1	$1
Property held for sale	$24	$—	$—	$24	89

Total					$90

		FAIR VALUE MEASUREMENTS USING
	Net Carrying Value as of October 30, 2010	Level 1	Level 2	Level 3	Total Losses for the Three Months Ended October 30, 2010
Investments in privately held companies	$9	$—	$—	$9	$3

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

The fair value for investments in privately held companies was measured using financial metrics, comparison to other private and public companies, and analysis of the financial condition and near-term prospects of the issuers, including recent financing activities and their capital structure as well as other economic variables. The impairment as a result of the evaluation for the investments in privately held companies was recorded to other income, net.

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

CISCO SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

10.	Borrowings

(a) Short-Term Debt

The following table summarizes the Company’s short-term debt (in millions, except percentages):

	October 29, 2011		July 30, 2011
	Amount	Weighted-Average Interest Rate	Amount	Weighted-Average Interest Rate
Commercial paper	$500	0.13%	$500	0.14%
Other notes and borrowings	89	6.12%	88	4.59%

Total short-term debt	$589		$588

In fiscal 2011, the Company established a short-term debt financing program of up to $3.0 billion through the issuance of commercial paper notes. The Company used the proceeds from the issuance of commercial paper notes for general corporate purposes, including repayment of matured debt, if applicable. The outstanding commercial paper as of October 29, 2011 and July 30, 2011 had maturity dates of approximately three months or less.

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

As of October 29, 2011, the estimated fair value of the short-term debt approximates its carrying value due to the short maturities.

(b) Long-Term Debt

The following table summarizes the Company’s long-term debt (in millions, except percentages):

	October 29, 2011		July 30, 2011
	Amount	Effective Rate	Amount	Effective Rate
Senior Notes:
Floating-rate notes, due 2014	$1,250	0.69%	$1,250	0.60%
2.90% fixed-rate notes, due 2014	500	3.11%	500	3.11%
1.625% fixed-rate notes, due 2014	2,000	0.67%	2,000	0.58%
5.50% fixed-rate notes, due 2016	3,000	3.08%	3,000	3.06%
3.15% fixed-rate notes, due 2017	750	0.91%	750	0.81%
4.95% fixed-rate notes, due 2019	2,000	5.08%	2,000	5.08%
4.45% fixed-rate notes, due 2020	2,500	4.50%	2,500	4.50%
5.90% fixed-rate notes, due 2039	2,000	6.11%	2,000	6.11%
5.50% fixed-rate notes, due 2040	2,000	5.67%	2,000	5.67%

Total	16,000		16,000
Unaccreted discount	(72)		(73)
Hedge accounting adjustment	336		307

Total long-term debt	$16,264		$16,234

To achieve its interest rate risk management objectives, the Company entered into interest rate swaps with an aggregate notional amount of $4.25 billion designated as fair value hedges of certain fixed-rate senior notes. In effect, these swaps convert the fixed interest rates of the fixed-rate notes to floating interest rates based on the London InterBank Offered Rate (“LIBOR”). The gains and losses related to changes in the fair value of the interest rate swaps substantially offset changes in the fair value of the hedged portion of the underlying debt that are attributable to the changes in market interest rates. See Note 11.

The effective rates for the fixed-rate debt include the interest on the notes, the accretion of the discount, and, if applicable, adjustments related to hedging. Based on market prices, the fair value of the Company’s long-term debt was $17.9 billion as of October 29, 2011.

CISCO SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Interest is payable semiannually on each class of the senior fixed-rate notes and payable quarterly on the floating-rate notes. Each of the senior fixed-rate notes is redeemable by the Company at any time, subject to a make-whole premium.

The senior notes rank at par with the issued commercial paper notes, as well as any other commercial paper notes that may be issued in the future pursuant to the short-term debt financing program, as discussed earlier under “Short-Term Debt.” The Company was in compliance with all debt covenants as of October 29, 2011.

Future principal payments for long-term debt as of October 29, 2011 are summarized as follows (in millions):

Fiscal Year	Amount
2014	$3,250
2015	500
2016	3,000
Thereafter	9,250

Total	$16,000

(c) Credit Facility

The Company has a credit agreement with certain institutional lenders providing for a $3.0 billion unsecured revolving credit facility that is scheduled to expire on August 17, 2012. Any advances under the credit agreement will accrue interest at rates that are equal to, based on certain conditions, either (i) the higher of the Federal Funds rate plus 0.50% or Bank of America’s “prime rate” as announced from time to time or (ii) LIBOR plus a margin that is based on the Company’s senior debt credit ratings as published by Standard & Poor’s Ratings Services and Moody’s Investors Service, Inc. The credit agreement requires the Company to comply with certain covenants, including that it maintain an interest coverage ratio as defined in the agreement. The Company was in compliance with the required interest coverage ratio and the other covenants as of October 29, 2011.

The Company may also, upon the agreement of either the then-existing lenders or additional lenders not currently parties to the agreement, increase the commitments under the credit facility by up to an additional $1.9 billion and/or extend the expiration date of the credit facility up to August 15, 2014. As of October 29, 2011, the Company had not borrowed any funds under the credit facility.

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

The fair values of the Company’s derivative instruments and the line items on the Consolidated Balance Sheets to which they were recorded are summarized as follows (in millions):

	DERIVATIVE ASSETS			DERIVATIVE LIABILITIES
	Balance Sheet Line Item	October 29, 2011	July 30, 2011	Balance Sheet Line Item	October 29, 2011	July 30, 2011
Derivatives designated as hedging instruments:
Foreign currency derivatives	Other current assets	$32	$67	Other current liabilities	$30	$12
Interest rate derivatives	Other assets	180	146	Other long-term liabilities	—	—

Total		$212	$213		$30	$12

Derivatives not designated as hedging instruments:
Foreign currency derivatives	Other current assets	$30	$7	Other current liabilities	$12	$12
Equity derivatives	Other assets	1	2	Other long-term liabilities	—	—

Total		31	9		12	12

Total		$243	$222		$42	$24

CISCO SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

The effects of the Company’s cash flow hedging instruments on other comprehensive income (OCI) and the Consolidated Statements of Operations are summarized as follows (in millions):

GAINS (LOSSES) RECOGNIZED IN OCI ON DERIVATIVES FOR THE THREE MONTHS ENDED (EFFECTIVE PORTION)			GAINS (LOSSES) RECLASSIFIED FROM AOCI INTO INCOME FOR THE THREE MONTHS ENDED
Derivatives Designated as Cash Flow Hedging Instruments	October 29, 2011	October 30, 2010	Line Item in Statements of Operations	October 29, 2011	October 30, 2010
Foreign currency derivatives	$(50)	$55	Operating expenses	$—	$6
			Cost of sales–service	—	1

Total	$(50)	$55		$—	$7

During the three months ended October 29, 2011 and October 30, 2010, the amounts recognized in earnings on derivative instruments designated as cash flow hedges related to the ineffective portion were not material, and the Company did not exclude any component of the changes in fair value of the derivative instruments from the assessment of hedge effectiveness. As of October 29, 2011, the Company estimates that approximately $32 million of net derivative losses related to its cash flow hedges included in AOCI will be reclassified into earnings within the next 12 months.

The effect on the Consolidated Statements of Operations of derivative instruments designated as fair value hedges and the underlying hedged items is summarized as follows (in millions):

		GAINS (LOSSES) ON DERIVATIVES INSTRUMENTS FOR THE THREE MONTHS ENDED		GAINS (LOSSES) RELATED TO HEDGED ITEMS FOR THE THREE MONTHS ENDED
Derivatives Designated as Fair Value Hedging Instruments	Line Item in Statements of Operations	October 29, 2011	October 30, 2010	October 29, 2011	October 30, 2010
Interest rate derivatives	Interest expense	$35	$30	$(36)	$(32)

The effect on the Consolidated Statements of Operations of derivative instruments not designated as hedges is summarized as follows (in millions):

		GAINS (LOSSES) FOR THE THREE MONTHS ENDED
Derivatives Not Designated as Hedging Instruments	Line Item in Statements of Operations	October 29, 2011	October 30, 2010
Foreign currency derivatives	Other income, net	$(57)	$114
Total return swaps-deferred compensation	Operating expenses	(20)	11
Equity derivatives	Other income, net	7	5

Total		$(70)	$130

The notional amounts of the Company’s outstanding derivatives are summarized as follows (in millions):

	October 29, 2011	July 30, 2011
Derivatives designated as hedging instruments:
Foreign currency derivatives–cash flow hedges	$2,707	$3,433
Interest rate derivatives	4,250	4,250
Net investment hedging instruments	68	73
Derivatives not designated as hedging instruments:
Foreign currency derivatives	5,220	4,565
Total return swaps	262	262

Total	$12,507	$12,583

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

CISCO SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

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

The Company hedges certain net investments in its foreign subsidiaries with forward contracts, which generally have maturities of up to six months. The Company recognized a loss of $4 million and $5 million in OCI for the effective portion of its net investment hedges for the three months ended October 29, 2011 and October 30, 2010, respectively.

(c) Interest Rate Risk

Interest Rate Derivatives, Investments The Company’s primary objective for holding fixed income securities is to achieve an appropriate investment return consistent with preserving principal and managing risk. To realize these objectives, the Company may utilize interest rate swaps or other derivatives designated as fair value or cash flow hedges. As of October 29, 2011 and July 30, 2011 the Company did not have any outstanding interest rate derivatives related to its fixed income securities.

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

(d) Equity Price Risk

The Company may hold equity securities for strategic purposes or to diversify its overall investment portfolio. The publicly traded equity securities in the Company’s portfolio are subject to price risk. To manage its exposure to changes in the fair value of certain equity securities, the Company may enter into equity derivatives that are designated as fair value hedges. The changes in the value of the hedging instruments are included in other income (loss), net, and offset the change in the fair value of the underlying hedged investment. In addition, the Company periodically manages the risk of its investment portfolio by entering into equity derivatives that are not designated as accounting hedges. The changes in the fair value of these derivatives were also included in other income (loss), net. The Company did not have any equity derivatives outstanding related to its investment portfolio at October 29, 2011 and July 30, 2011.

The Company is also exposed to variability in compensation charges related to certain deferred compensation obligations to employees. Although not designated as accounting hedges, the Company utilizes derivatives such as total return swaps to economically hedge this exposure. The fair value of such derivative instruments was negligible as of October 29, 2011.

(e) Credit-Risk-Related Contingent Features

Certain derivative instruments are executed under agreements that have provisions requiring the Company and the counterparty to maintain a specified credit rating from certain credit rating agencies. If the Company’s or the counterparty’s credit rating falls below a specified credit rating, either party has the right to request collateral on the derivatives’ net liability position. Such provisions did not affect the Company’s financial position as of October 29, 2011 and July 30, 2011.

CISCO SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

12.	Commitments and Contingencies

(a) Operating Leases

The Company leases office space in several U.S. locations. Outside the United States, larger leased sites include sites in Australia, Belgium, China, Germany, India, Israel, Italy, Japan, Norway, and the United Kingdom. The Company also leases equipment and vehicles. Future minimum lease payments under all noncancelable operating leases with an initial term in excess of one year as of October 29, 2011 are as follows (in millions):

Fiscal Year	Amount
2012 (remaining nine months)	$253
2013	256
2014	189
2015	155
2016	67
Thereafter	267

Total	$1,187

(b) Purchase Commitments with Contract Manufacturers and Suppliers

The Company purchases components from a variety of suppliers and uses several contract manufacturers to provide manufacturing services for its products. During the normal course of business, in order to manage manufacturing lead times and help ensure adequate component supply, the Company enters into agreements with contract manufacturers and suppliers that either allow them to procure inventory based upon criteria as defined by the Company or that establish the parameters defining the Company’s requirements. A significant portion of the Company’s reported purchase commitments arising from these agreements consists of firm, noncancelable, and unconditional commitments. In certain instances, these agreements allow the Company the option to cancel, reschedule, and adjust the Company’s requirements based on its business needs prior to firm orders being placed. As of October 29, 2011 and July 30, 2011, the Company had total purchase commitments for inventory of $4.178 billion and $4.313 billion, respectively.

The Company records a liability for firm, noncancelable, and unconditional purchase commitments for quantities in excess of its future demand forecasts consistent with the valuation of the Company’s excess and obsolete inventory. As of October 29, 2011 and July 30, 2011, the liability for these purchase commitments was $164 million and $168 million, respectively, and was included in other current liabilities.

(c) Other Commitments

In connection with the Company’s business combinations and asset purchases, the Company has agreed to pay certain additional amounts contingent upon the achievement of certain agreed-upon-technology, development, product, or other milestones or the continued employment with the Company of certain employees of the acquired entities. The Company recognized such compensation expense of $14 million and $37 million during the three months ended October 29, 2011 and October 30, 2010, respectively. The largest component of this compensation expense during both periods was related to milestone payments made to former noncontrolling interest holders of Nuova Systems, Inc., the remaining interest of which the Company purchased in fiscal 2008. As of October 29, 2011, the Company estimated that future compensation expense and contingent consideration of up to $53 million may be required to be recognized pursuant to the applicable business combination and asset purchase agreements.

The Company also has certain funding commitments, primarily related to its investments in privately held companies and venture funds, some of which are based on the achievement of certain agreed-upon milestones, and some of which are required to be funded on demand. The funding commitments were $145 million and $192 million as of October 29, 2011 and July 30, 2011, respectively.

(d) Variable Interest Entities

In the ordinary course of business, the Company has investments in privately held companies and provides financing to certain customers. These privately held companies and customers may be considered to be variable interest entities. The Company evaluates on an ongoing basis its investments in these privately held companies and its customer financings and has determined that as of October 29, 2011 there were no material unconsolidated variable interest entities.

VCE is a joint venture that the Company formed in fiscal 2010 with EMC Corporation (“EMC”), with investments from VMware, Inc. (“VMware”) and Intel Corporation. VCE helps organizations leverage best-in-class technologies and disciplines from Cisco, EMC and VMware to enable the transformation to cloud computing.

During the three months ended October 29, 2011, the Company invested an additional $96 million in VCE. As of October 29, 2011, the Company’s cumulative investment in VCE entity was approximately $205 million. The Company’s ownership percentage has remained unchanged since inception at approximately 35% of the outstanding equity of VCE. The Company accounts for its investment in VCE under the equity method, and accordingly its carrying value in VCE as of October 29, 2011 was $95 million, reflecting its cumulative share of VCE’s losses. Over the next 12 months, as VCE scales its operations, the Company expects that it will make additional investments in VCE and may incur additional losses proportionate with the Company’s ownership percentage.

CISCO SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(e) Product Warranties and Guarantees

The following table summarizes the activity related to product warranty liability during the three months ended October 29, 2011 and October 30, 2010 (in millions):

	Three Months Ended
	October 29, 2011	October 30, 2010
Balance at beginning of period	$342	$360
Provision for warranties issued	151	110
Payments	(132)	(120)

Balance at end of period	$361	$350

The Company accrues for warranty costs as part of its cost of sales based on associated material product costs, labor costs for technical support staff, and associated overhead. The Company’s products are generally covered by a warranty for periods ranging from 90 days to five years, and for some products the Company provides a limited lifetime warranty.

In the normal course of business, the Company indemnifies other parties, including customers, lessors, and parties to other transactions with the Company, with respect to certain matters. The Company has agreed to hold the other parties harmless against losses arising from a breach of representations or covenants or out of intellectual property infringement or other claims made against certain parties. These agreements may limit the time within which an indemnification claim can be made and the amount of the claim. In addition, the Company has entered into indemnification agreements with its officers and directors, and the Company’s Amended and Restated Bylaws contain similar indemnification obligations to the Company’s agents. It is not possible to determine the maximum potential amount under these indemnification agreements due to the Company’s limited history with prior indemnification claims and the unique facts and circumstances involved in each particular agreement. Historically, payments made by the Company under these agreements have not had a material effect on the Company’s operating results, financial position, or cash flows.

The Company also provides financing guarantees, which are generally for various third-party financing arrangements to channel partners and other end-user customers. See Note 7. The Company’s other guarantee arrangements as of October 29, 2011 that are subject to recognition and disclosure requirements were not material.

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

The asserted claims by Brazilian federal tax authorities are for calendar years 2003 through 2007 and the asserted claims by the tax authorities from the state of Sao Paulo are for calendar years 2005 through 2007. The total asserted claims by Brazilian state and federal tax authorities aggregated to approximately $483 million for the alleged evasion of import taxes, approximately $929 million for interest, and approximately $2.2 billion for various penalties, all determined using an exchange rate as of October 29, 2011. The Company has completed a thorough review of the matter and believes the asserted tax claims against it are without merit, and the Company intends to defend the claims vigorously. While the Company believes there is no legal basis for its alleged liability, due to the complexities and uncertainty surrounding the judicial process in Brazil and the nature of the claims asserting joint liability with the importer, the Company is unable to determine the likelihood of an unfavorable outcome against it and is unable to reasonably estimate a range of loss, if any. The Company does not expect a final judicial determination for several years.

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

Beginning in April 2011, purported shareholder derivative lawsuits were filed in both the United States District Court for the Northern District of California and the California Superior Court for the County of Santa Clara against the Company’s Board of Directors and several of its officers alleging that the Board allowed management to make allegedly false statements during earnings calls. The Company’s management of its stock repurchase program is also alleged to have breached a fiduciary duty. The complaints include claims for violation of the federal securities laws, breach of fiduciary duty, aiding and abetting breaches of fiduciary duty, waste of corporate assets, unjust enrichment, and violations of the California Corporations Code. The complaint seeks compensatory damages, disgorgement, and other relief.

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

(a) Stock Repurchase Program

In September 2001, the Company’s Board of Directors authorized a stock repurchase program. As of October 29, 2011, the Company’s Board of Directors had authorized an aggregate repurchase of up to $82 billion of common stock under this program and the remaining authorized repurchase amount was $8.7 billion with no termination date. A summary of the stock repurchase activity under the stock repurchase program, reported based on the trade date, is summarized as follows (in millions, except per-share amounts):

	Shares Repurchased	Weighted- Average Price per Share	Amount Repurchased
Cumulative balance at July 30, 2011	3,478	$20.64	$71,773
Repurchase of common stock under the stock repurchase program	100	15.37	1,544

Cumulative balance at October 29, 2011	3,578	$20.49	$73,317

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

(b) Cash Dividends on Shares of Common Stock

During the three months ended October 29, 2011, cash dividends of $0.06 per share, or $322 million were declared and paid on the Company’s outstanding common stock. Any future dividends will be subject to the approval of the Company’s Board of Directors.

(c) Other Repurchases of Common Stock

For the three months ended October 29, 2011 and October 30, 2010, the Company repurchased approximately 9 million and 6 million shares, or $137 million and $127 million of common stock, respectively, in settlement of employee tax withholding obligations due upon the vesting of restricted stock or stock units.

(d) Comprehensive Income

The components of comprehensive income for the three months ended October 29, 2011 and October 30, 2010 are as follows (in millions):

	Three Months Ended
	October 29, 2011	October 30, 2010
Net income	$1,777	$1,930
Other comprehensive income:
Change in unrealized gains and losses on investments, net of tax benefit (expense) of $28 and ($17) for the first quarters of fiscal 2012 and 2011, respectively	(59)	42
Change in derivative instruments	(50)	49
Change in cumulative translation adjustment and other, net of tax benefit (expense) of $21 and ($10) for the first quarters of fiscal 2012 and 2011, respectively	(211)	238

Comprehensive income	1,457	2,259
Comprehensive loss (income) attributable to noncontrolling interests	7	(2)

Comprehensive income attributable to Cisco	$1,464	$2,257

The components of AOCI, net of tax, are summarized as follows (in millions):

	October 29, 2011	July 30, 2011
Net unrealized gains on investments	$435	$487
Net unrealized (losses) gains on derivative instruments	(44)	6
Cumulative translation adjustment and other	590	801

Total	$981	$1,294

CISCO SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

14.	Employee Stock Benefit Plans

(a) Employee Stock Incentive Plans

Stock Incentive Plan Program Description As of October 29, 2011, the Company had five stock incentive plans: the 2005 Stock Incentive Plan (the “2005 Plan”); the 1996 Stock Incentive Plan (the “1996 Plan”); the 1997 Supplemental Stock Incentive Plan (the “Supplemental Plan”); the Cisco Systems, Inc. SA Acquisition Long-Term Incentive Plan (the “SA Acquisition Plan”); and the Cisco Systems, Inc. WebEx Acquisition Long-Term Incentive Plan (the “WebEx Acquisition Plan”). In addition, the Company has, in connection with the acquisitions of various companies, assumed the share-based awards granted under stock incentive plans of the acquired companies or issued share-based awards in replacement thereof. Share-based awards are designed to reward employees for their long-term contributions to the Company and provide incentives for them to remain with the Company. The number and frequency of share-based awards are based on competitive practices, operating results of the Company, government regulations, and other factors. Since the inception of the stock incentive plans, the Company has granted share-based awards to a significant percentage of its employees, and the majority has been granted to employees below the vice president level. The Company’s primary stock incentive plans are summarized as follows:

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

Pursuant to an amendment approved by the Company’s shareholders on November 12, 2009, the number of shares available for issuance under the 2005 Plan was reduced by 1.5 shares for each share awarded as a stock grant or a stock unit, and any shares underlying awards outstanding under the 1996 Plan, the SA Acquisition Plan, and the WebEx Acquisition Plan that expire unexercised at the end of their maximum terms become available for reissuance under the 2005 Plan. The 2005 Plan permits the granting of stock options, stock, stock units, and stock appreciation rights to employees (including employee directors and officers), consultants of the Company and its subsidiaries and affiliates, and non-employee directors of the Company. Stock options and stock appreciation rights granted under the 2005 Plan have an exercise price of at least 100% of the fair market value of the underlying stock on the grant date and prior to November 12, 2009 have an expiration date no later than nine years from the grant date. The expiration date for stock options and stock appreciation rights granted subsequent to the amendment approved on November 12, 2009 shall be no later than ten years from the grant date. The stock options will generally become exercisable for 20% or 25% of the option shares one year from the date of grant and then ratably over the following 48 or 36 months, respectively. Stock grants and stock units will generally vest with respect to 20% or 25% of the shares covered by the grant on each of the first through fifth or fourth anniversaries of the date of the grant, respectively. The Compensation and Management Development Committee of the Board of Directors has the discretion to use different vesting schedules. Stock appreciation rights may be awarded in combination with stock options or stock grants, and such awards shall provide that the stock appreciation rights will not be exercisable unless the related stock options or stock grants are forfeited. Stock grants may be awarded in combination with non-statutory stock options, and such awards may provide that the stock grants will be forfeited in the event that the related non-statutory stock options are exercised.

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

CISCO SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(b) Employee Stock Purchase Plan

The Company has an Employee Stock Purchase Plan, which includes its subplan, the International Employee Stock Purchase Plan (together, the “Purchase Plan”), under which 471.4 million shares of the Company’s common stock have been reserved for issuance as of October 29, 2011. Eligible employees are offered shares through a 24-month offering period, which consists of four consecutive 6-month purchase periods. Employees may purchase a limited number of shares of the Company’s stock at a discount of up to 15% of the lesser of the market value at the beginning of the offering period or the end of each 6-month purchase period. The Purchase Plan is scheduled to terminate on January 3, 2020. No shares were issued under the Purchase Plan during the three months ended October 29, 2011 and October 30, 2010. As of October 29, 2011, 122 million shares were available for issuance under the Purchase Plan.

(c) Summary of Share-Based Compensation Expense

Share-based compensation expense consists primarily of expenses for stock options, stock purchase rights, restricted stock, and restricted stock units granted to employees. The following table summarizes share-based compensation expense (in millions):

	Three Months Ended
	October 29, 2011	October 30, 2010
Cost of sales – product	$13	$15
Cost of sales – service	37	43

Share-based compensation expense in cost of sales	50	58

Research and development	101	121
Sales and marketing	142	164
General and administrative	48	64

Share-based compensation expense in operating expenses	291	349

Total share-based compensation expense	$341	$407

As of October 29, 2011, total compensation cost related to unvested share-based awards not yet recognized was $2.7 billion, which is expected to be recognized over approximately 2.2 years on a weighted-average basis. The income tax benefit for share-based compensation expense was $90 million and $109 million for the three months ended October 29, 2011 and October 30, 2010, respectively.

The fair value of restricted stock units was measured based on the grant-date share price adjusted for expected dividend yield. The Company estimates the fair value of employee stock options on the date of grant using a lattice-binomial model. The lattice-binomial model is more capable than the Black-Scholes model of incorporating the features of the Company’s employee stock options, such as the vesting provisions and various restrictions, including restrictions on transfer and hedging, among others, and the fact that options are often exercised prior to their contractual maturity. The use of the lattice-binomial model also requires extensive actual employee exercise behavior data for the relative probability estimation purpose and a number of complex assumptions, including expected volatility, risk-free interest rate, expected dividends, kurtosis, and skewness.

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

CISCO SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(d) Share-Based Awards Available for Grant

A summary of share-based awards available for grant is as follows (in millions):

Share- Based Awards Available for Grant
BALANCE AT JULY 31, 2010	295
Restricted stock, stock units, and other share-based awards granted and assumed	(84)
Share-based awards canceled/forfeited/expired	42
Additional shares reserved	2

BALANCE AT JULY 30, 2011	255
Restricted stock, stock units, and other share-based awards granted and assumed	(17)
Share-based awards canceled/forfeited/expired	23
Other	(6)

BALANCE AT OCTOBER 29, 2011	255

As reflected in the preceding table, for each share awarded as restricted stock or subject to a restricted stock unit award under the 2005 Plan, an equivalent of 1.5 shares was deducted from the available share-based award balance. For restricted stock units that were awarded with vesting contingent upon the achievement of future financial performance metrics, the maximum awards that can be achieved upon full vesting of such awards were reflected in the preceding table.

(e) Restricted Stock and Stock Unit Awards

A summary of the restricted stock and stock unit activity is as follows (in millions, except per-share amounts):

	Restricted Stock/ Stock Units	Weighted- Average Grant- Date Fair Value per Share	Vest-Date Fair Value in Aggregate
BALANCE AT JULY 31, 2010	97	$22.35
Granted and assumed	56	20.62
Vested	(27)	22.54	$529
Canceled/forfeited	(10)	22.04

BALANCE AT JULY 30, 2011	116	21.50
Granted and assumed	11	15.68
Vested	(25)	22.87	$400
Canceled/forfeited	(8)	21.70

BALANCE AT OCTOBER 29, 2011	94	$20.41

Certain of the restricted stock units awarded in fiscal 2012 are contingent on the future achievement of financial performance metrics.

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

CISCO SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(f) Stock Option Awards

A summary of the stock option activity is as follows (in millions, except per-share amounts):

	STOCK OPTIONS OUTSTANDING
	Number Outstanding	Weighted- Average Exercise Price per Share
BALANCE AT JULY 31, 2010	732	$21.39
Exercised	(80)	16.55
Canceled/forfeited/expired	(31)	25.91

BALANCE AT JULY 30, 2011	621	21.79
Exercised	(19)	10.23
Canceled/forfeited/expired	(11)	22.95

BALANCE AT OCTOBER 29, 2011	591	$22.14

The following table summarizes significant ranges of outstanding and exercisable stock options as of October 29, 2011 (in millions, except years and share prices):

	STOCK OPTIONS OUTSTANDING				STOCK OPTIONS EXERCISABLE
Range of Exercise Prices	Number Outstanding	Weighted- Average Remaining Contractual Life (in Years)	Weighted- Average Exercise Price per Share	Aggregate Intrinsic Value	Number Exercisable	Weighted- Average Exercise Price per Share	Aggregate Intrinsic Value
$ 0.01 – 15.00	36	1.85	$10.86	$275	34	$10.98	$260
15.01 – 18.00	96	2.78	17.72	80	96	17.73	80
18.01 – 20.00	166	1.66	19.29	1	166	19.29	1
20.01 – 25.00	151	3.62	22.75	—	146	22.76	—
25.01 – 35.00	142	4.84	30.65	—	119	30.63	—

Total	591	3.12	$22.14	$356	561	$21.83	$341

The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based on the Company’s closing stock price of $18.56 as of October 28, 2011, which would have been received by the option holders had those option holders exercised their stock options as of that date. The total number of in-the-money stock options exercisable as of October 29, 2011 was 136 million. As of July 30, 2011, 575 million outstanding stock options were exercisable and the weighted-average exercise price was $21.37.

15.	Income Taxes

The following table provides details of income taxes (in millions, except percentages):

	Three Months Ended
	October 29, 2011	October 30, 2010
Income before provision for income taxes	$2,245	$2,425
Provision for income taxes	$468	$495
Effective tax rate	20.8%	20.4%

As of October 29, 2011, the Company had $3.0 billion of unrecognized tax benefits, of which $2.6 billion, if recognized, would favorably impact the effective tax rate. The Company regularly engages in discussions and negotiations with tax authorities regarding tax matters in various jurisdictions. It is reasonably possible that certain federal, foreign, and state tax matters may be concluded in the next 12 months. Specific positions that may be resolved include issues involving transfer pricing and various other matters. The Company estimates that the unrecognized tax benefits at October 29, 2011 could be reduced by approximately $400 million in the next 12 months.

CISCO SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

16.	Segment Information and Major Customers

(a) Net Sales and Gross Margin by Segment

The Company conducts business globally and is primarily managed on a geographic basis. As of October 29, 2011, the Company has three geographic segments: the Americas; EMEA; and APJC. In fiscal 2011, the Company was organized into four geographic segments, which consisted of United States and Canada, European Markets, Emerging Markets, and Asia Pacific Markets. As a result of this geographic segment change in fiscal 2012, countries within the former Emerging Markets segment were consolidated into either EMEA or the Americas segment depending on their respective geographic locations. The Company has reclassified the geographic segment data for the prior period to conform to the current period’s presentation.

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

Summarized financial information by segment for the three months ended October 29, 2011 and October 30, 2010 is based on the Company’s internal management system and as utilized by the Company’s Chief Operating Decision Maker (CODM), is as follows (in millions):

Three Months Ended	October 29, 2011	October 30, 2010
Net sales:
Americas (1)	$6,588	$6,316
EMEA	2,845	2,795
APJC	1,823	1,639

Total	$11,256	$10,750

Gross margin:
Americas (1)	$4,160	$4,051
EMEA	1,754	1,809
APJC	1,108	1,054

Segment total	7,022	6,914
Unallocated corporate items (2)	(132)	(159)

Total	$6,890	$6,755

(1)	Net sales in the United States were $5.6 billion and $5.4 billion for the three months ended October 29, 2011 and October 30, 2010, respectively.
(2)

The unallocated corporate items include the effects of amortization and impairment of acquisition-related intangible assets, share-based compensation expense, and charges related to asset impairments and restructurings.

Certain reclassifications have been made to amounts for prior period to conform to the current year’s presentation.

(b) Net Sales for Groups of Similar Products and Services

The Company designs, manufactures, and sells Internet Protocol (IP)-based networking and other products related to the communications and IT industry and provides services associated with these products and their use. The Company formerly grouped its products and technologies into categories of Switches, Routers, New Products, and Other. Effective in the first quarter of fiscal 2012, the Company re-categorized its products and technologies into Switching, Next Generation Network (“NGN”) Routing, Collaboration, Service Provider Video, Wireless, Security, Data Center, and Other Products. These products, primarily integrated by Cisco IOS Software, link geographically dispersed local-area networks (LANs), metropolitan-area networks (MANs) and wide-area networks (WANs).

CISCO SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

The following table presents net sales for groups of similar products and services (in millions):

Three Months Ended	October 29, 2011	October 30, 2010
Net sales:
Switching	$3,675	$3,689
NGN Routing	2,108	2,177
Collaboration	1,093	977
Service Provider Video	879	778
Wireless	362	334
Security	320	290
Data Center	259	125
Other	256	330

Product	8,952	8,700
Service	2,304	2,050

Total	$11,256	$10,750

Reclassifications have been made to prior period amounts to conform to the current period’s presentation.

(c) Additional Segment Information

The majority of the Company’s assets, excluding cash and cash equivalents and investments, as of October 29, 2011 and July 30, 2011 were attributable to its U.S. operations. The Company’s total cash and cash equivalents and investments held outside of the United States in various foreign subsidiaries were $40.6 billion and $39.8 billion as of October 29, 2011 and July 30, 2011, respectively, and the remaining $3.8 billion and $4.8 billion at the respective period ends was held in the United States.

Property and equipment information is based on the physical location of the assets. The following table presents property and equipment information for geographic areas (in millions):

	October 29, 2011	July 30, 2011
Property and equipment, net:
United States	$3,172	$3,284
International	581	632

Total	$3,753	$3,916

17.	Net Income per Share

The following table presents the calculation of basic and diluted net income per share (in millions, except per-share amounts):

	Three Months Ended
	October 29, 2011	October 30, 2010
Net income	$1,777	$1,930

Weighted-average shares—basic	5,394	5,595
Effect of dilutive potential common shares	13	80

Weighted-average shares—diluted	5,407	5,675

Net income per share—basic	$0.33	$0.34

Net income per share—diluted	$0.33	$0.34

Antidilutive employee share-based awards, excluded	679	327

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

Overview

A summary of our results is as follows (in millions, except percentages and per-share amounts):

	Three Months Ended
	October 29, 2011	October 30, 2010	Variance
Net sales	$11,256	$10,750	4.7%
Gross margin percentage	61.2%	62.8%	(1.6	) pts
Research and development	$1,375	$1,431	(3.9	) %
Sales and marketing	$2,452	$2,402	2.1%
General and administrative	$552	$458	20.5%
Total R&D, sales and marketing, general and administrative	$4,379	$4,291	2.1%
Total as a percentage of revenue	38.9%	39.9%	(1.0	) pts
Amortization of purchased intangible assets	$99	$113	(12.4	) %
Restructuring and other charges	$202	$—	NM
Operating margin percentage	19.6%	21.9%	(2.3	) pts
Net income	$1,777	$1,930	(7.9	) %
Net income as a percentage of revenue	15.8%	18.0%	(2.2	) pts
Earnings per share—diluted	$0.33	$0.34	(2.9	) %

Three Months Ended October 29, 2011 Compared with Three Months Ended October 30, 2010

Net sales increased 5%, with net product sales increasing 3% and service revenue increasing 12%. We achieved net sales increases across each of our geographic segments. Total gross margin declined by 1.6 percentage points primarily as a result of higher sales discounts and unfavorable product pricing and product mix shifts offset by lower manufacturing costs and higher volume. As a percentage of revenue, research and development, sales and marketing, and general and administrative expenses collectively decreased by 1.0 percentage points. Restructuring and other charges in the first quarter of fiscal 2012 totaled $202 million. Diluted earnings per share decreased by 2.9% from the prior year period, a result of a 7.9% decrease in net income, the impact of which was partially offset by a decline in our diluted share count of 268 million shares which primarily resulted from our stock repurchase program. For further details see our Results of Operations discussion beginning on page 43.

In the first quarter of fiscal 2012, we experienced improvement in our business momentum continuing from the fourth quarter of fiscal 2011. We also are beginning to achieve benefits from our restructuring and organizational changes made to simplify our operating model and to align to our five foundational priorities. For the first quarter of fiscal 2012, as compared with the first quarter of fiscal 2011, we experienced balanced revenue growth across most of our geographic segments and customer markets. In addition, we experienced positive net sales growth trends within several of our key priority areas including Collaboration, Service Provider Video, Data Center, and increased Service revenue. Our gross margin performance in the first quarter of fiscal 2012, while negative overall on a year-over-year basis, nonetheless, in our view, reflected some consistency with respect to our Switching product portfolio. Total Switching gross margins for the quarter were consistent with gross margin levels achieved in the first quarter of fiscal 2011, reflecting a return on our value engineering investments as we undergo product transitions related to our Cisco Nexus products. On a companywide basis, the gross margin impacts we experienced during the first quarter of fiscal 2012 from discounts and pricing actions were within our expected range and were partially offset by cost savings. We continue to execute on our planned $1 billion reduction to operating expenses and we believe that we are on track to meet the targets we committed to in fiscal 2011. These outcomes reflect the continued progress we are making on executing on our comprehensive action plan for growth and profitability. We continue to monitor and be cautious about the global macroeconomic environment and the impact that it may have on our business including the potential impacts from the macroeconomic challenges in Europe and the global economy, continued weakness in public sector spending, and the flooding in Thailand that occurred in the first quarter of fiscal 2012.

In the first quarter of fiscal 2012, as we aligned our operations to support our five foundational priorities, we reorganized our geographic segments into the following segments: the Americas; Europe, Middle East, and Africa (“EMEA”); and Asia Pacific, Japan, and China (“APJC”). We have recast our reportable segment data for the periods presented to reflect such change. We continue to manage our business primarily on a geographic basis. Additionally, to better align our reporting of product revenues to our five foundational priorities, as of the first quarter of fiscal 2012, we have regrouped our product classifications. We regrouped our presentation of products and technologies (formerly grouped as Routers, Switches, New Products, and Other) into new categories called Switching, Next Generation Network (NGN) Routing, Collaboration, Service Provider Video, Wireless, Security, Data Center and Other Products.

Strategy and Focus Areas

We announced a plan in May 2011, which we began implementing in fiscal 2011 and expect to complete in fiscal 2012, to realign our sales, service and engineering organizations in order to simplify our operating model and focus on our five foundational priorities:

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

We are currently undergoing product transitions in our core business including the introduction of next-generation products with higher price performance and architectural advantages compared with both our prior generation of products and the product offerings of our competitors. We believe that many of these product transitions are gaining momentum based on the strong year-over-year product revenue growth across these next-generation product families. We believe that our strategy and our ability to innovate and execute may enable us to improve our relative competitive position in many of our product areas even in uncertain or difficult business conditions and, therefore, may continue to provide us with long-term growth opportunities. However, we believe that these newly introduced products may continue to negatively impact product gross margins, which we are currently striving to address through various initiatives including value engineering, effective supply chain management, and delivering greater customer value through offers that include hardware, software, and services.

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

Net Sales

For the first quarter of fiscal 2012, as compared with the first quarter of fiscal 2011, net sales increased by 5%. Within this increase, net product sales increased 3% and service revenue increased 12%. With regard to our geographic segment performance, on a year-over-year basis net sales increased 4% in the Americas segment, 2% in our EMEA segment, and 11% in our APJC segment. Customer market net product sales performance in the first quarter of fiscal 2012 reflected increases, in order of largest percentage growth, in the service provider, commercial, and enterprise customer markets, partially offset by a decline in sales to the public sector market.

From a product perspective, for the first quarter of fiscal 2012 as compared with the first quarter of fiscal 2011, the 3% increase in net product sales reflected growth across many of our product categories. In particular, we experienced net sales increases of 12% in Collaboration, 13% in Service Provider Video, and 107% in Data Center. In our core product categories we experienced flat net sales growth in Switching, while NGN Routing declined 3%. The growth in Service revenues for the first quarter of fiscal 2012 as compared with the first quarter of fiscal 2011 was experienced across both the technical support services category and advanced services category, with revenue increases of 11% and 17%, respectively.

Gross Margin

In the first quarter of fiscal 2012, our gross margin percentage decreased by approximately 1.6 percentage points, as compared with the first quarter of fiscal 2011. Within this total gross margin change, product gross margin declined by 2.5 percentage points, while service gross margin increased by 1.5 percentage points. The decrease in our product gross margin percentage was a result of higher sales discounts and unfavorable product pricing, and product mix shifts. Partially offsetting these decreases in product gross margin were lower overall manufacturing costs, higher shipment volume, and lower amortization expense from purchased intangible assets. The increase in our service gross margin was due to increased volume, partially offset primarily by increased costs and to a lesser degree, unfavorable mix impacts.

Operating Expenses

Total operating expenses in the first quarter of fiscal 2012 increased by 6%, as compared with the first quarter of fiscal 2011. For the first quarter of fiscal 2012, research and development expenses decreased 4%, sales and marketing expenses increased 2% and general and administrative expenses increased by approximately 21%. Operating expense as a percentage of revenue increased by 0.6 percentage points, primarily as a result of restructuring and other charges of $202 million in the current period partially offset by lower share-based compensation expense, lower acquisition-related costs, and lower expense from purchased intangible asset amortization.

Other Key Financial Measures

The following is a summary of our other key financial measures for the first quarter of fiscal 2012:

•

We generated cash flows from operations of $2.3 billion and $1.7 billion during the first quarter of fiscal 2012 and 2011, respectively. Our cash and cash equivalents, together with our investments, were $44.4 billion at the end of the first quarter of fiscal 2012, compared with $44.6 billion at the end of fiscal 2011.

•	Our total deferred revenue at the end of the first quarter of fiscal 2012 was $12.4 billion compared with $12.2 billion at the end of fiscal 2011.

•

We repurchased approximately 100 million shares of our common stock at an average price of $15.37 per share for an aggregate purchase price of $1.5 billion during the first quarter of fiscal 2012. As of the end of the first quarter of fiscal 2012, the remaining authorized repurchase amount under the stock repurchase program was $8.7 billion with no termination date.

•	Days sales outstanding in accounts receivable (DSO) at the end of the first quarter of fiscal 2012 was 35 days, compared with 38 days at the end of fiscal 2011.

•

Our inventory balance was $1.6 billion at the end of the first quarter of fiscal 2012, compared with $1.5 billion at the end of fiscal 2011. Annualized inventory turns were 11.2 in the first quarter of fiscal 2012 and were 11.8 in the fourth quarter of fiscal 2011.

Critical Accounting Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires us to make judgments, assumptions, and estimates that affect the amounts reported in the Consolidated Financial Statements and accompanying notes. Note 2 to the Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended July 30, 2011, as updated as applicable in Note 2 herein, describes the significant accounting policies and methods used in the preparation of the Consolidated Financial Statements. The accounting policies described below are significantly affected by critical accounting estimates. Such accounting policies require significant judgments, assumptions, and estimates used in the preparation of the Consolidated Financial Statements, and actual results could differ materially from the amounts reported based on these policies.

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

Revenue deferrals relate to the timing of revenue recognition for specific transactions based on financing arrangements, service, support, and other factors. Financing arrangements may include sales-type, direct-financing, and operating leases, loans, and guarantees of third-party financing. Our deferred revenue for products was $4.1 billion and $3.7 billion as of October 29, 2011 and July 30, 2011, respectively. Technical support services revenue is deferred and recognized ratably over the period during which the services are to be performed, which typically is from one to three years. Advanced services revenue is recognized upon delivery or completion of performance. Our deferred revenue for Service was $8.3 billion and $8.5 billion as of October 29, 2011 and July 30, 2011, respectively.

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

Allowances for Receivables and Sales Returns

The allowances for receivables were as follows (in millions, except percentages):

	October 29, 2011	July 30, 2011
Allowance for doubtful accounts	$180	$204
Percentage of gross accounts receivable	4.0%	4.2%
Allowance for credit loss—lease receivables	$233	$237
Percentage of gross lease receivables	7.6%	7.6%
Allowance for credit loss—loan receivables	$103	$103
Percentage of gross loan receivables	7.0%	7.0%

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

A reserve for future sales returns is established based on historical trends in product return rates. The reserve for future sales returns as of October 29, 2011 and July 30, 2011 was $119 million and $106 million, respectively, and was recorded as a reduction of our accounts receivable. If the actual future returns were to deviate from the historical data on which the reserve had been established, our revenue could be adversely affected.

Inventory Valuation and Liability for Purchase Commitments with Contract Manufacturers and Suppliers

Our inventory balance was $1.6 billion and $1.5 billion as of October 29, 2011 and July 30, 2011, respectively. Inventory is written down based on excess and obsolete inventories determined primarily by future demand forecasts. Inventory write-downs are measured as the difference between the cost of the inventory and market, based upon assumptions about future demand, and are charged to the provision for inventory, which is a component of our cost of sales. At the point of the loss recognition, a new, lower cost basis for that inventory is established, and subsequent changes in facts and circumstances do not result in the restoration or increase in that newly established cost basis.

We record a liability for firm, noncancelable, and unconditional purchase commitments with contract manufacturers and suppliers for quantities in excess of our future demand forecasts consistent with the valuation of our excess and obsolete inventory. As of October 29, 2011, the liability for these purchase commitments was $164 million as compared with $168 million as of July 30, 2011, and was included in other current liabilities.

Our provision for inventory was $29 million and $19 million for the first quarters of fiscal 2012 and 2011, respectively. The provision for the liability related to purchase commitments with contract manufacturers and suppliers was $35 million and $12 million for the first quarters of fiscal 2012 and 2011, respectively. The provision for the liability related to purchase commitments with contract manufacturers and suppliers increased due to higher provisions related to certain component supplies that we secured for our extended needs and due to higher contract manufacturer excess and obsolescence charges. If there were to be a sudden and significant decrease in demand for our products, or if there were a higher incidence of inventory obsolescence because of rapidly changing technology and customer requirements, we could be required to increase our inventory write-downs and our liability for purchase commitments with contract manufacturers and suppliers, and accordingly gross margin could be adversely affected. We regularly evaluate our exposure for inventory write-downs and the adequacy of our liability for purchase commitments. Inventory and supply chain management remain areas of focus as we balance the need to maintain supply chain flexibility to help ensure competitive lead times with the risk of inventory obsolescence, particularly in light of current macroeconomic uncertainties and conditions and the resulting potential for changes in future demand forecast.

Warranty Costs

The liability for product warranties, included in other current liabilities, was $361 million as of October 29, 2011, compared with $342 million as of July 30, 2011. See Note 12 to the Consolidated Financial Statements. Our products are generally covered by a warranty for periods ranging from 90 days to five years, and for some products we provide a limited lifetime warranty. We accrue for warranty costs as part of our cost of sales based on associated material costs, technical support labor costs, and associated overhead. Material cost is estimated based primarily upon historical trends in the volume of product returns within the warranty period and the cost to repair or replace the equipment. Technical support labor cost is estimated based primarily upon historical trends in the rate of customer cases and the cost to support the customer cases within the warranty period. Overhead cost is applied based on estimated time to support warranty activities.

The provision for product warranties issued during the first quarter of fiscal 2012 and the first quarter of fiscal 2011 was $151 million and $110 million, respectively. The increase in the provision was primarily due to increased shipment volume of products with higher warranty costs and longer warranty lives. If we experience an increase in warranty claims compared with our historical experience, or if the cost of servicing warranty claims is greater than expected, our gross margin could be adversely affected.

Share-Based Compensation Expense

Share-based compensation expense is presented as follows (in millions):

	Three Months Ended
	October 29, 2011	October 30, 2010	Variance
Share-based compensation expense	$341	$407	$(66)

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

Fair Value Measurements

Our fixed income and publicly traded equity securities, collectively, are reflected in the Consolidated Balance Sheets at a fair value of $39.6 billion as of October 29, 2011 as compared with $36.9 billion as of July 30, 2011. Our fixed income investment portfolio, as of October 29, 2011, consisted primarily of high quality investment-grade securities. See Note 8 to the Consolidated Financial Statements.

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

Our Level 2 securities are valued using quoted market prices for similar instruments or nonbinding market prices that are corroborated by observable market data. We use inputs such as actual trade data, benchmark yields, broker/dealer quotes, and other similar data, which are obtained from independent pricing vendors, quoted market prices, or other sources to determine the ultimate fair value of our assets and liabilities. We use such pricing data as the primary input, to which we have not made any material adjustments during fiscal 2012 and fiscal 2011, to make our assessments and determinations as to the ultimate valuation of our investment portfolio. We are ultimately responsible for the financial statements and underlying estimates.

The inputs and fair value are reviewed for reasonableness, may be further validated by comparison to publicly available information, and could be adjusted based on market indices or other information that management deems material to its estimate of fair value. The assessment of fair value can be difficult and subjective. However, given the relative reliability of the inputs we use to value our investment portfolio, and because substantially all of our valuation inputs are obtained using quoted market prices for similar or identical assets, we do not believe that the nature of estimates and assumptions affected by levels of subjectivity and judgment was material to the valuation of the investment portfolio as of October 29, 2011. Level 3 assets do not represent a significant portion of our total investment portfolio as of October 29, 2011.

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

There were no material impairment charges on our investments in publicly traded equity securities in the first quarter of fiscal 2012 or the first quarter of fiscal 2011. There were no material impairment charges on investments in fixed income securities in the first quarter of fiscal 2012 and fiscal 2011. Our ongoing consideration of all the factors described previously could result in additional impairment charges in the future, which could adversely affect our net income.

We also have investments in privately held companies, some of which are in the startup or development stages. As of October 29, 2011, our investments in privately held companies were $898 million as compared to $796 million as of July 30, 2011, and were included in other assets. We monitor these investments for events or circumstances indicative of potential impairment and will make appropriate reductions in carrying values if we determine that an impairment charge is required, based primarily on the financial condition and near-term prospects of these companies. These investments are inherently risky because the markets for the technologies or products these companies are developing are typically in the early stages and may never materialize. Our impairment charges on investments in privately held companies were $1 million and $3 million for the first quarters of fiscal 2012 and 2011, respectively. See Note 9 to the Consolidated Financial Statements.

Goodwill and Purchased Intangible Asset Impairments

Our methodology for allocating the purchase price relating to purchase acquisitions is determined through established valuation techniques. Goodwill represents a residual value as of the acquisition date, which in most cases results in measuring goodwill as an excess of the purchase consideration transferred plus the fair value of any noncontrolling interest in the acquired company over the fair value of net assets acquired, including contingent consideration. We perform goodwill impairment tests on an annual basis in the fourth fiscal quarter and between annual tests in certain circumstances for each reporting unit. The assessment of fair value for goodwill and purchased intangible assets is based on factors that market participants would use in an orderly transaction in accordance with the accounting guidance for the fair value measurement of nonfinancial assets.

The goodwill recorded in the Consolidated Balance Sheets as of each of October 29, 2011 and July 30, 2011 was $16.8 billion. In response to changes in industry and market conditions, we could be required to strategically realign our resources and consider restructuring, disposing of, or otherwise exiting businesses, which could result in an impairment of goodwill. There was no impairment of goodwill in the first quarters of fiscal 2012 and 2011.

We make judgments about the recoverability of purchased intangible assets with finite lives whenever events or changes in circumstances indicate that a impairment may exist. Recoverability of purchased intangible assets with finite lives is measured by comparing the carrying amount of the asset to the future undiscounted cash flows the asset is expected to generate. We review indefinite-lived intangible assets for impairment annually or whenever events or changes in circumstances indicate the carrying value may not be recoverable. Recoverability of indefinite-lived intangible assets is measured by comparing the carrying amount of the asset to the future discounted cash flows the asset is expected to generate. If the asset is considered to be impaired, the amount of any impairment is measured as the difference between the carrying value and the fair value of the impaired asset. Assumptions and estimates about future values and remaining useful lives of our purchased intangible assets are complex and subjective. They can be affected by a variety of factors, including external factors such as industry and economic trends and internal factors such as changes in our business strategy and our internal forecasts. Our impairment charges related to purchased intangible assets were not material for the periods presented. Our ongoing consideration of all the factors described previously could result in additional impairment charges in the future, which could adversely affect our net income.

Income Taxes

We are subject to income taxes in the United States and numerous foreign jurisdictions. Our effective tax rates differ from the statutory rate, primarily due to the tax impact of state taxes, foreign operations, research and development (R&D) tax credits, tax audit settlements, nondeductible compensation, international realignments, and transfer pricing adjustments. Our effective tax rate was 20.8% and 20.4% in the first quarters of fiscal 2012 and 2011, respectively.

Significant judgment is required in evaluating our uncertain tax positions and determining our provision for income taxes. Although we believe our reserves are reasonable, no assurance can be given that the final tax outcome of these matters will not be different from that which is reflected in our historical income tax provisions and accruals. We adjust these reserves in light of changing facts and circumstances, such as the closing of a tax audit or the refinement of an estimate. To the extent that the final tax outcome of these matters is different than the amounts recorded, such differences will impact the provision for income taxes in the period in which such determination is made. The provision for income taxes includes the impact of reserve provisions and changes to reserves that are considered appropriate, as well as the related net interest and penalties.

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

Results of Operations

Net Sales

The following table presents the breakdown of net sales between product and service revenue (in millions, except percentages):

	Three Months Ended
	October 29, 2011	October 30, 2010	Variance in Dollars	Variance in Percent
Net sales:
Product	$8,952	$8,700	$252	2.9%
Percentage of net sales	79.5%	80.9%
Service	2,304	2,050	254	12.4%
Percentage of net sales	20.5%	19.1%

Total	$11,256	$10,750	$506	4.7%

Our net sales, which include product and service revenue for each geographic segment, are summarized in the following table (in millions, except percentages):

	Three Months Ended
	October 29, 2011	October 30, 2010	Variance in Dollars	Variance in Percent
Net sales:
Americas	$6,588	$6,316	$272	4.3%
Percentage of net sales	58.5%	58.8%
EMEA	2,845	2,795	50	1.8%
Percentage of net sales	25.3%	26.0%
APJC	1,823	1,639	184	11.2%
Percentage of net sales	16.2%	15.2%

Total	$11,256	$10,750	$506	4.7%

Three Months Ended October 29, 2011 Compared with Three Months Ended October 30, 2010

For the first quarter of fiscal 2012, as compared with the first quarter of fiscal 2011, net sales increased by 5%. Our net product sales and service revenue totals each reflected sales growth across most of our geographic segments, except that product sales in EMEA were flat. The overall net sales increase was due to the strong performance of our service solutions and strong sales growth in our collaboration, service provider video, and data center product categories.

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

In addition to the impact of macroeconomic factors, including a reduced IT spending environment and budget-driven reductions in spending by government entities, net sales by segment in a particular period may be significantly impacted by several factors related to revenue recognition, including the complexity of transactions such as multiple-element arrangements; the mix of financing arrangements provided to our channel partners and customers; and final acceptance of the product, system, or solution, among other factors. In addition, certain customers tend to make large and sporadic purchases, and the net sales related to these transactions may also be affected by the timing of revenue recognition, which in turn would impact the net sales of the relevant segment. As has been the case in certain of our emerging countries from time to time, customers require greater levels of financing arrangements, service, and support and this may occur in future periods, which may also impact the timing of the recognition of revenue.

Net Product Sales by Segment

The following table presents the breakdown of net product sales by segment (in millions, except percentages):

	Three Months Ended
	October 29, 2011	October 30, 2010	Variance in Dollars	Variance in Percent
Net product sales:
Americas	$5,057	$4,959	$98	2.0%
Percentage of net product sales	56.5%	57.0%
EMEA	2,371	2,376	(5)	(0.2)%
Percentage of net product sales	26.5%	27.3%
APJC	1,524	1,365	159	11.6%
Percentage of net product sales	17.0%	15.7%

Total	$8,952	$8,700	$252	2.9%

Three Months Ended October 29, 2011 Compared with Three Months Ended October 30, 2010

Americas

Net product sales in the Americas segment for the first quarter of fiscal 2012 increased 2% compared with the corresponding period in fiscal 2011. The increase in net product sales was across most of our customer markets in the Americas segment, led by growth in the enterprise and commercial markets and, to a lesser degree, in the service provider market. We experienced a net sales decline in the public sector market. This decline in the public sector market was driven primarily by lower sales to the U.S. public sector, resulting from lower sales to the U.S. federal government and state and local governments. From a country perspective, net product sales increased by 7% in Canada, 18% in Brazil, and 52% in Mexico. We experienced a net product sales decline of 1% in the United States.

EMEA

Net product sales in the EMEA segment for the first quarter of fiscal 2012 were flat compared with the corresponding period in fiscal 2011. From a customer market perspective we experienced net product sales increases in the service provider and enterprise markets; however, these increases were offset by a net product sales decline in the public sector and commercial markets. From a country perspective, net product sales increased by 14% in the United Kingdom, 11% in France, and 4% in each of Germany and Russia. These increases were offset by net product sales decreases of 31%, 23%, and 21% in Spain, Italy, and Portugal, respectively.

APJC

Net product sales in the APJC segment for the first quarter of fiscal 2012 increased 12% compared with the corresponding period in fiscal 2011. The increase was led by strong net product sales growth in the service provider and commercial markets and, to a lesser degree, growth in the enterprise market. The public sector market in APJC experienced a net product sales decline. From a country perspective, net product sales for the first quarter of fiscal 2012 as compared with the first quarter of fiscal 2011 increased by approximately 42% in China and 16% in Japan. We experienced year-over-year net product sales declines of 20% in India and 2% in Australia.

Net Product Sales by Groups of Similar Products

In addition to the primary view on a geographic basis, we also prepare financial information related to groups of similar products and customer markets for various purposes. Our newly-reorganized product categories consist of the following categories (with subcategories in parentheses): Switching (fixed switching, modular switching, storage); NGN Routing (high-end routers, mid-range and low-end routers, optical); Collaboration (unified communications and Cisco TelePresence); Security; Wireless; Service Provider Video (cable and cable modem, video systems); and Other Products. The Other Products category consists primarily of Linksys-related products, emerging technology products, and Application Network Services.

The following table presents net sales for groups of similar products (in millions, except percentages):

	Three Months Ended
	October 29, 2011	October 30, 2010	Variance in Dollars	Variance in Percent
Net product sales:
Switching	$3,675	$3,689	$(14)	(0.4)%
Percentage of net product sales	41.1%	42.5%
NGN Routing	2,108	2,177	(69)	(3.2)%
Percentage of net product sales	23.5%	25.0%
Collaboration	1,093	977	116	11.9%
Percentage of net product sales	12.2%	11.2%
Service Provider Video	879	778	101	13.0%
Percentage of net product sales	9.8%	8.9%
Wireless	362	334	28	8.4%
Percentage of net product sales	4.0%	3.8%
Security	320	290	30	10.3%
Percentage of net product sales	3.6%	3.3%
Data Center	259	125	134	107.2%
Percentage of net product sales	2.9%	1.5%
Other	256	330	(74)	(22.4)%
Percentage of net product sales	2.9%	3.8%

Total	$8,952	$8,700	$252	2.9%

Three Months Ended October 29, 2011 Compared with Three Months Ended October 30, 2010

Switching

Our Switching product category consists of switching and storage products. Net product sales in our Switching product category were relatively flat in the first quarter of fiscal 2012, as compared with the first quarter of fiscal 2011, which was due to the combined effect of continuing transitions taking place in our product portfolio, lower public sector spending, and the impact of competitive pressures. Within our Switching product category, higher sales of LAN fixed-configuration switches and storage products were offset by lower sales of modular switches. Sales of LAN fixed-configuration switches increased 10%, or $196 million, while sales of modular switches decreased 14%, or $238 million. The increase in sales of LAN fixed-configuration switches was primarily due to increased sales of Cisco Catalyst 2960 Series Switches, Cisco Nexus 2000 and 5000 Series Switches, and the Cisco Catalyst 3750 Series Switches partially offset by decreased sales of Cisco Catalyst 3560 Series Switches. Net product sales in our Switching product category were positively impacted by a 22% increase in sales of storage products as a result of new customer growth. The decrease in sales of modular switches was primarily due to decreased sales of Cisco Catalyst 6500 Series Switches and Cisco Catalyst 4500 Series Switches, partially offset by increased sales of Cisco Nexus 7000 Series Switches.

NGN Routing

Our NGN Routing product category consists of routing and optical products. We categorize our routers primarily as high-end and mid range/low-end routers. Net product sales in our NGN Routing product category declined 3% in the first quarter of fiscal 2012, as compared with the first quarter of fiscal 2011. The decline in sales of our NGN Routing product category in the first quarter of fiscal 2012 was driven by a 16%, or $123 million, collective decrease in sales of our midrange and low-end routers. Partially offsetting lower sales of midrange and low-end router products was a 4%, or $49 million increase in sales of our high-end router products. Within the high-end router products category, the increase was driven by higher sales of Cisco Aggregation Services Routers (ASR) 5000 products, Cisco CRS-3 Carrier Routing System products, and higher sales of the Cisco ASR 1000 and Cisco ASR 9000 products. These increases were partially offset by lower sales of Cisco 12000 Series Routers and Cisco 7600 Series Routers. Sales of other NGN Routing products increased by 2%, or $5 million.

Collaboration

In the first quarter of fiscal 2012, as compared with the first quarter of fiscal 2011, sales of Collaboration products increased by 12%, or $116 million. The increase was due to a 13% increase in sales of unified communications products, primarily IP phones and collaborative web-based offerings, along with a 9% increase in sales of Cisco TelePresence systems.

Service Provider Video

In the first quarter of fiscal 2012, as compared with the first quarter of fiscal 2011, sales of Service Provider Video products increased by 13%, or $101 million. Sales of cable and cable modem products increased by 33% or $60 million, while sales of video systems and other increased by 7% or $41 million.

Wireless

In the first quarter of fiscal 2012, as compared with the first quarter of fiscal 2011, sales of Wireless products increased by 8%, or $28 million, reflecting the continued customer adoption of and migration to the Cisco Unified Wireless Network architecture.

Security

In the first quarter of fiscal 2012, as compared with the first quarter of fiscal 2011, sales of Security products increased by 10%, or $30 million primarily due to growth in our network security products and, to a lesser degree, growth in data content security products.

Data Center

In the first quarter of fiscal 2012, as compared with the first quarter of fiscal 2011, sales of Data Center products increased by 107%, or $134 million, due to sales growth of 116%, or $137 million, of Cisco Unified Computing System products.

Other Products

The decrease in sales of Other Products during the first quarter of fiscal 2012, as compared with the first quarter of fiscal 2011, was primarily due to lower sales of Pure Digital products in connection with our decision to exit this product line.

Service Revenue by Segment

	Three Months Ended
	October 29, 2011	October 30, 2010	Variance in Dollars	Variance in Percent
Service revenue:
Americas	$1,531	$1,357	$174	12.8%
Percentage of net product sales	66.4%	66.2%
EMEA	474	419	55	13.1%
Percentage of net product sales	20.6%	20.4%
APJC	299	274	25	9.1%
Percentage of net product sales	13.0%	13.4%

Total	$2,304	$2,050	$254	12.4%

Three Months Ended October 29, 2011 Compared with Three Months Ended October 30, 2010

Service revenue increased across all of our geographic segments in the first quarter of fiscal 2012 as compared with the first quarter of fiscal 2011, with double-digit percentage revenue growth in the Americas and EMEA segments. The increase in total Service revenue was balanced across technical support services, which had revenue growth of 11%, and advanced services, which had revenue growth of 17%. In the first quarter of fiscal 2012, technical support services revenue had solid revenue growth across all of our geographic segments, while advanced services had strong revenue growth in the Americas and to a lesser extent in EMEA. Advanced services revenue in APJC was flat for the first quarter of fiscal 2012, as compared with the prior year period. Renewals and technical support service contract initiations associated with recent product sales have resulted in a new installed base of equipment being serviced which contributed to these increases.

Gross Margin

The following table presents the gross margin for product and service (in millions, except percentages):

	Three Months Ended
	Amount		Percentage
	October 29, 2011	October 30, 2010	October 29, 2011	October 30, 2010
Gross margin:
Product	$5,389	$5,451	60.2%	62.7%
Service	1,501	1,304	65.1%	63.6%

Total	$6,890	$6,755	61.2%	62.8%

Product Gross Margin

The following table summarizes the key factors that contributed to the decrease in product gross margin for the first quarter of fiscal 2012 as compared with the first quarter of fiscal 2011:

Product Gross Margin Percentage
First Quarter of Fiscal 2011	62.7%
Sales discounts, rebates, and product pricing	(3.0)%
Mix of products sold	(1.1)%
Overall manufacturing costs	1.0%
Shipment volume, net of certain variable costs	0.4%
Amortization of purchased intangible assets and other	0.2%

First Quarter of Fiscal 2012	60.2%

Product gross margin for the first quarter of fiscal 2012 decreased by 2.5 percentage points compared with the first quarter of fiscal 2011. The decrease was primarily due to the impact of higher sales discounts, rebates, and unfavorable product pricing, which were driven by normal market factors and by the geographic mix of net product sales. These factors impacted most of our customer markets and all of our geographic segments. Additionally, our product gross margin for the first quarter of fiscal 2012 was negatively impacted by the shift in the mix of products sold, primarily as a result of sales increases from our lower margin Cisco Unified Computing System products. These negative factors were partially offset by lower overall manufacturing costs and slightly higher shipment volume and lower amortization of purchased intangible assets in the first quarter of fiscal 2012. The lower overall manufacturing costs were in part due to increased benefits from our value engineering efforts, particularly in certain of our switching products; favorable component pricing; and continued operational efficiency in manufacturing operations. Value engineering is the process by which production costs are reduced through component redesign, board configuration, test processes, and transformation processes.

Our future gross margins could be impacted by our product mix and by further growth in sales of products that have lower gross margins, such as Cisco Unified Computing System products. Our gross margins may also be impacted by the geographic mix of our sales or by increased sales discounts, rebates, and product pricing, which may be attributable to competitive factors. Additionally, our manufacturing-related costs may be negatively impacted by constraints in our supply chain. If any of the preceding factors that impact our gross margins are adversely affected in future periods, our product and service gross margins could continue to decline.

Service Gross Margin

Our Service gross margin percentage increased by 1.5 percentage points for the first quarter of fiscal 2012, as compared with the first quarter of fiscal 2011, with both technical support services and advanced services experiencing higher gross margins. This increase was primarily due to higher sales volume. The volume increases were partially offset by increased service delivery costs and unfavorable mix impacts. The unfavorable mix impacts were due to advanced services representing a higher proportion of service revenue in the first quarter of fiscal 2012. Gross margin in technical support services increased primarily as a result of increased sales volume and lower costs from outside services. These benefits were partially offset by increased headcount-related costs and higher supply chain costs. Advanced services gross margin increased primarily due to strong sales volume growth partially offset by higher delivery team costs, which were partially headcount related. Our revenue from advanced services may increase to a higher proportion of total service revenue due to our continued focus on providing comprehensive support to our customers’ networking devices, applications, and infrastructures.

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

Gross Margin by Segment

The following table presents the total gross margin for each segment (in millions, except percentages):

	Three Months Ended
	Amount		Percentage
	October 29, 2011	October 30, 2010	October 29, 2011	October 30, 2010
Gross margin:
Americas	$4,160	$4,051	63.1%	64.1%
EMEA	1,754	1,809	61.7%	64.7%
APJC	1,108	1,054	60.8%	64.3%

Segment total	7,022	6,914	62.4%	64.3%
Unallocated corporate items (1)	(132)	(159)

Total	$6,890	$6,755	61.2%	62.8%

(1)

The unallocated corporate items include the effects of amortization of acquisition-related intangible assets and share-based compensation expense, and significant asset impairments and restructurings. We do not allocate these items to gross margin for each segment because management does not include the information in measuring the performance of the operating segments.

Three Months Ended October 29, 2011 Compared with Three Months Ended October 30, 2010

In the first quarter of fiscal 2012, we experienced a gross margin decline across all of our geographic segments as compared with the first quarter of fiscal 2011.

In the Americas segment, the gross margin decline was due primarily to the impact of higher sales discounts, rebates and unfavorable pricing. These decreases were partially offset by lower overall manufacturing costs and increased shipment volume.

The gross margin decrease in our EMEA segment was primarily the result of mix impacts; higher sales discounts, rebates and unfavorable pricing; and lower service gross margin due to increased headcount-related costs. These decreases were partially offset by lower overall manufacturing costs and increased volume.

The APJC segment experienced the largest gross margin percentage decline due primarily to the impact of higher sales discounts, rebates and unfavorable pricing, along with lower service gross margin due to increased headcount-related costs. In particular, the higher sales discounts, rebates and unfavorable pricing in the APJC segment were driven by several large NGN Routing transactions which carried relatively higher discounts. These decreases were partially offset by mix impacts, lower overall manufacturing costs, and increased shipment volume.

The gross margin percentage for a particular segment may fluctuate, and period-to-period changes in such percentages may or may not be indicative of a trend for that segment. Our product and service gross margins may be impacted by economic downturns or uncertain economic conditions as well as our movement into new market opportunities and could decline if any of the factors that impact our gross margins are adversely affected in future periods.

Factors That May Impact Net Sales and Gross Margin

Net product sales may continue to be affected by factors, including global economic downturns and related market uncertainty, that have resulted in reduced or cautious spending in our enterprise, service provider, public sector, and commercial markets; changes in the geopolitical environment and global economic conditions; competition, including price-focused competitors from Asia, especially from China; new product introductions; sales cycles and product implementation cycles; changes in the mix of our customers between service provider and enterprise markets; changes in the mix of direct sales and indirect sales; variations in sales channels; and final acceptance criteria of the product, system, or solution as specified by the customer. Sales to the service provider market have been and may be in the future characterized by large and sporadic purchases, especially relating to our router sales and sales of certain products within our collaboration and data center product categories. In addition, service provider customers typically have longer implementation cycles; require a broader range of services, including network design services; and often have acceptance provisions that can lead to a delay in revenue recognition. Certain of our customers in certain emerging countries also tend to make large and sporadic purchases, and the net sales related to these transactions may similarly be affected by the timing of revenue recognition. As we focus on new market opportunities, customers may require greater levels of financing arrangements, service, and support, especially in certain emerging countries, which in turn may result in a delay in the timing of revenue recognition. To improve customer satisfaction, we continue to focus on managing our manufacturing lead-time performance, which may result in corresponding reductions in order backlog. A decline in backlog levels could result in more variability and less predictability in our quarter-to-quarter net sales and operating results.

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

Research and Development (R&D), Sales and Marketing, and General and Administrative (G&A) Expenses

R&D, sales and marketing, and G&A expenses are summarized in the following table (in millions, except percentages):

	Three Months Ended
	October 29, 2011	October 30, 2010	Variance in Dollars	Variance in Percent
Research and development	$1,375	$1,431	$(56)	(3.9)%
Percentage of net sales	12.2%	13.3%
Sales and marketing	2,452	2,402	50	2.1%
Percentage of net sales	21.8%	22.3%
General and administrative	552	458	94	20.5%
Percentage of net sales	4.9%	4.3%

Total	$4,379	$4,291	$88	2.1%

Percentage of net sales	38.9%	39.9%

In fiscal 2012 we plan to reduce our annualized expense run rate by approximately $1 billion from our annualized expense rate for the fourth quarter of fiscal 2011. The year-over-year changes within operating expenses, including the effects of foreign currency exchange rates, net of hedging, are summarized by line item as follows:

Three Months Ended October 29, 2011 Compared with Three Months Ended October 30, 2010

R&D Expenses

The decrease in R&D expenses for the first quarter of fiscal 2012, as compared with the first quarter of fiscal 2011, was primarily due to lower share-based compensation expense, lower acquisition-related expense, and lower headcount-related expenses. We continue to invest in R&D in order to bring a broad range of products to market in a timely fashion. If we believe that we are unable to enter a particular market in a timely manner with internally developed products, we may purchase or license technology from other businesses, or we may partner with or acquire businesses as an alternative to internal R&D.

Sales and Marketing Expenses

Sales and marketing expenses increased in the first quarter of fiscal 2012 compared with the first quarter of fiscal 2011 due to an increase of $91 million in sales expenses, partially offset by a decrease of $41 million in marketing expenses. The increase in sales expenses was due primarily to higher headcount-related expense and higher overall discretionary spending, partially offset by lower share-based compensation expense. The decrease in marketing expenses for the period was due to lower advertisement expenses.

G&A Expenses

G&A expenses increased in the first quarter of fiscal 2012 compared with the first quarter of fiscal 2011 due to increased corporate-level expenses, which tend to vary from period to period. The corporate-level expenses include increases related to our operational infrastructure such as real estate; IT project implementations, which include further investments in our global data center infrastructure; and investments related to operational and financial systems. Partially offsetting these increases were lower share-based compensation expense, and lower acquisition-related expenses.

Effect of Foreign Currency

In the first quarter of fiscal 2012, foreign currency fluctuations, net of hedging, increased the combined R&D, sales and marketing, and G&A expenses by $94 million, or approximately 2%, compared with the first quarter of fiscal 2011.

Headcount

For the first quarter of 2012, our headcount decreased by 8,360 employees. The decrease was attributable to headcount reductions from the sale of our Juarez, Mexico manufacturing operations and from our restructuring activities. We expect to continue our targeted cost-cutting initiatives, which include some additional impacts from the workforce reduction announced in July 2011.

Share-Based Compensation Expense

The following table presents share-based compensation expense (in millions):

	Three Months Ended
	October 29, 2011	October 30, 2010
Cost of sales—product	$13	$15
Cost of sales—service	37	43

Share-based compensation expense in cost of sales	50	58

Research and development	101	121
Sales and marketing	142	164
General and administrative	48	64

Share-based compensation expense in operating expenses	291	349

Total share-based compensation expense	$341	$407

The year-over-year decrease in share-based compensation expense for the first quarter of fiscal 2012 was due primarily to the timing of the annual grants to employees and a decrease in headcount.

Amortization of Purchased Intangible Assets

The following table presents the amortization of purchased intangible assets included in operating expenses (in millions):

	Three Months Ended
	October 29, 2011	October 30, 2010
Amortization of purchased intangible assets included in operating expenses	$99	$113

The decrease in amortization of purchased intangible assets was due to certain purchased intangible assets having become fully amortized and certain purchased intangible assets included in the prior year period that were subsequently impaired in fiscal 2011. For additional information regarding purchased intangible assets, see Note 4 to the Consolidated Financial Statements.

The fair value of acquired technology and patents, as well as acquired technology under development, is determined at the acquisition date primarily using the income approach, which discounts expected future cash flows to present value. The discount rates used in the present value calculations are typically derived from a weighted-average cost of capital analysis and then adjusted to reflect risks inherent in the development lifecycle, as appropriate. We consider the pricing model for products related to these acquisitions to be standard within the high-technology communications industry, and the applicable discount rates represent the rates that market participants would use for valuation of such intangible assets.

Restructuring and Other Charges

In the first quarter of fiscal 2012, we incurred within operating expenses restructuring charges of $202 million. We incurred no restructuring expenses in the corresponding period in fiscal 2011. See Note 5 to the Consolidated Financial Statements.

Interest and Other Income, Net

Interest Income and Interest Expense

The following table summarizes interest income and interest expense (in millions):

	Three Months Ended
	October 29, 2011	October 30, 2010	Variance in Dollars
Interest income	$164	$160	$4
Interest expense	(148)	(166)	18

Interest income (expense), net	$16	$(6)	$22

Interest income increased slightly in the first quarter of fiscal 2012 as increased income from financing receivables was partially offset by the effect of lower average interest rates on our portfolio of cash, cash equivalents, and fixed income investments. The decrease in interest expense in the first quarter of fiscal 2012, as compared with the first quarter of fiscal 2011, was due to the effect of lower average interest rates on our debt during the first quarter of fiscal 2012 as compared with the prior year period.

Other Income, Net

The components of other income, net, are summarized as follows (in millions):

	Three Months Ended
	October 29, 2011	October 30, 2010	Variance in Dollars
Gains (losses) on investments, net:
Publicly traded equity securities	$(16)	$19	$(35)
Fixed income securities	25	71	(46)

Total available-for-sale investments	9	90	(81)
Privately held companies	4	18	(14)

Net gains on investments	13	108	(95)
Other gains (losses), net	6	(28)	34

Other income, net	$19	$80	$(61)

The change in total net gains on available-for-sale investments in the first quarter of fiscal 2012 compared with the first quarter of fiscal 2011 was primarily attributable to lower gains on fixed income securities, and losses on publicly traded equity securities in the current period as a result of market conditions and the timing of sales of these securities. See Note 8 to the Consolidated Financial Statements for the unrealized gains and losses on investments.

For the first quarter of fiscal 2012 as compared with the first quarter of fiscal 2011, the decline in net gains on investments in privately held companies was primarily due to equity method losses related to our proportional share of losses related to our VCE joint venture. The decline was partially offset by slightly lower impairment charges on investments in privately held companies.

The change in other gains (losses), net for the first quarter of fiscal 2012 compared with the first quarter of fiscal 2011 was primarily due to higher foreign exchange gains in the current period compared with losses in the prior period, partially offset by lower gains from customer lease terminations in the first quarter of fiscal 2012.

Provision for Income Taxes

The provision for income taxes resulted in an effective tax rate of 20.8% for the first quarter of fiscal 2012 compared with 20.4% for the first quarter of fiscal 2011. The net 0.4 percentage point increase in the effective tax rate between fiscal years was primarily attributable to a decrease in foreign income taxed at rates lower than the U.S. statutory rate of 35% partially offset by a decrease in state income taxes and non-deductible compensation.

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

Balance Sheet and Cash Flows

Cash and Cash Equivalents and Investments The following table summarizes our cash and cash equivalents and investments (in millions):

	October 29, 2011	July 30, 2011	Increase (Decrease)
Cash and cash equivalents	$4,747	$7,662	$(2,915)
Fixed income securities	38,264	35,562	2,702
Publicly traded equity securities	1,377	1,361	16

Total	$44,388	$44,585	$(197)

The decrease in cash and cash equivalents and investments in the first quarter of fiscal 2012 was primarily the result of the repurchase of common stock (net of the issuance of common stock related to employee stock incentive plans) of $1.7 billion, capital expenditures of $0.3 billion, cash dividends paid of $0.3 billion, and investments in privately held companies of $0.1 billion. These decreases were partially offset by cash provided by operations of $2.3 billion, an increase from $1.7 billion in the first quarter of fiscal 2011.

The increase in cash provided by operating activities in the first quarter of fiscal 2012 compared with the corresponding period in fiscal 2011 was primarily the result of increased deferred revenue and lower tax payments, partially offset by restructuring payments in the first quarter of 2012.

Our total in cash and cash equivalents and investments held outside of the United States in various foreign subsidiaries was $40.6 billion and $39.8 billion as of October 29, 2011 and July 30, 2011, respectively. The balance held in the United States as of October 29, 2011 and July 30, 2011 was $3.8 billion and $4.8 billion, respectively. Under current tax laws and regulations, if cash and cash equivalents and investments held outside the United States were to be distributed to the United States in the form of dividends or otherwise, we would be subject to additional U.S. income taxes and foreign withholding taxes.

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

Accounts Receivable, Net The following table summarizes our accounts receivable, net (in millions) and DSO:

	October 29, 2011	July 30, 2011	Decrease
Accounts receivable, net	$4,300	$4,698	$(398)
DSO	35	38	(3)

Our accounts receivable net, as of October 29, 2011 declined by approximately 8.5% compared with the end of fiscal 2011. Our DSO as of October 29, 2011 was lower by 3 days compared with the end of fiscal 2011. The decrease in DSO during the first quarter of fiscal 2012 was the due to product and service billings linearity improvement, particularly with respect to the timing of product shipments.

Service billings have traditionally had the effect of increasing DSO due in part to the timing of billings, which in comparison to product billings have a larger proportion billed in the latter part of the quarter. As services revenue over time has increased as a percentage of our total revenue, this has contributed to a higher DSO level in comparison to levels we experienced in past years. We believe that the current DSO level is in line with levels we expect in the near future.

Inventories and Purchase Commitments with Contract Manufacturers and Suppliers The following table summarizes our inventories and purchase commitments with contract manufacturers and suppliers (in millions, except annualized inventory turns):

	October 29, 2011	July 30, 2011	Increase (Decrease)
Inventories	$1,622	$1,486	$136
Annualized inventory turns	11.2	11.8	(0.6)
Purchase commitments with contract manufacturers and suppliers	$4,178	$4,313	$(135)

Inventories as of October 29, 2011 increased by 9% from our balance at the end of fiscal 2011, and for the same period purchase commitments with contract manufacturers and suppliers were down approximately 3%. On a combined basis, inventories and purchase commitments with contract manufacturers and suppliers were flat compared with the end of fiscal 2011. We believe our inventory and purchase commitments are in line with our current demand forecasts.

The inventory increase was due to higher levels of manufactured finished goods due to forecast demand, higher levels of distributor inventory, and higher deferred cost of sales. Our finished goods consist of distributor inventory and deferred cost of sales and manufactured finished goods. Distributor inventory and deferred cost of sales are related to unrecognized revenue on shipments to distributors and retail partners as well as shipments to customers. Manufactured finished goods consist primarily of build-to-order and build-to-stock products. All inventories are accounted for at the lower of cost or market. Inventory is written down based on excess and obsolete inventories determined primarily by future demand forecasts. Inventory write-downs are measured as the difference between the cost of the inventory and market, based upon assumptions about future demand, and are charged to the provision for inventory, which is a component of our cost of sales.

During fiscal 2011, due to the earthquake in Japan and resulting industry-wide component supply constraints, we made increased commitments to secure our near-term supply needs. The decline in purchase commitments in the first quarter of fiscal 2012 from the fourth quarter of fiscal 2011 was due in part to an improvement in lead times related to Japan supply constraints. We are continuing to actively monitor and evaluate the flooding situation in Thailand which occurred in the first quarter of fiscal 2012. We have business continuity plans in place in order to minimize any potential impact to our supply chain as a result of the flooding in Thailand, which impacts we expect to continue for the next several quarters. At this time, we are anticipating a minimal financial impact for our second quarter of fiscal 2012 as a result of the events in Japan and Thailand.

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

Financing Receivables and Guarantees We measure our net balance sheet exposure position related to our financing receivables and financing guarantees by reducing the total of gross financing receivables and financing guarantees by the associated allowances for credit loss and deferred revenue. As of October 29, 2011, our net balance sheet exposure position related to financing receivables and financing guarantees was as follows (in millions):

	FINANCING RECEIVABLES				FINANCING GUARANTEES			TOTAL
October 29, 2011	Lease Receivables	Loan Receivables	Financed Service Contracts and Other	Total	Channel Partner	End-User Customers	Total
Gross amount less unearned income	$2,849	$1,468	$2,557	$6,874	$349	$259	$608	$7,482
Allowance for credit loss	(233)	(103)	(29)	(365)	—	—	—	(365)
Deferred revenue	(101)	(238)	(1,940)	(2,279)	(261)	(234)	(495)	(2,774)

Net balance sheet exposure	$2,515	$1,127	$588	$4,230	$88	$25	$113	$4,343

Financing Receivables Gross financing receivables less unearned income have decreased by 1% compared with the end of fiscal 2011. The change was primarily due to a 3% decrease in gross financed service contracts while the growth in gross lease receivables and loan receivables was flat. We provide financing to certain end-user customers and channel partners to enable sales of our products, service, and networking solutions. These financing arrangements include leases, financed service contracts, and loans. Arrangements related to leases are generally collateralized by a security interest in the underlying assets. Lease receivables include sales-type and direct-financing leases. We also provide certain qualified customers financing for long-term service contracts, which primarily relate to technical support services. Our loan financing arrangements may include not only financing the acquisition of our products and services but also providing additional funds for other costs associated with network installation and integration of our products and services. We expect to continue to expand the use of our financing programs in the near term.

Financing Guarantees In the normal course of business, third parties may provide financing arrangements to our customers and channel partners under financing programs. The financing arrangements to customers provided by third parties are related to leases and loans and typically have terms of up to three years. In some cases, we provide guarantees to third parties for these lease and loan arrangements. The financing arrangements to channel partners consist of revolving short-term financing provided by third parties, generally with payment terms ranging from 60 to 90 days. In certain instances, these financing arrangements result in a transfer of our receivables to the third party. The receivables are de-recognized upon transfer, as these transfers qualify as true sales, and we receive payments for the receivables from the third party based on our standard payment terms. These financing arrangements facilitate the working capital requirements of the channel partners, and in some cases we guarantee a portion of these arrangements. We could be called upon to make payments under these guarantees in the event of nonpayment by the channel partners or end-user customers. Historically, our payments under such arrangements have been immaterial. Where we provide a guarantee, we defer the revenue associated with the channel partner and end-user financing arrangement in accordance with revenue recognition policies, or we record a liability for the fair value of the guarantees. In either case, the deferred revenue is recognized as revenue when the guarantee is removed.

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

Borrowings

Senior Notes The following table summarizes the principal amount of our senior notes (in millions):

	October 29, 2011	July 30, 2011
Senior notes:
Floating-rate notes, due 2014	$1,250	$1,250
2.90% fixed-rate notes, due 2014	500	500
1.625% fixed-rate notes, due 2014	2,000	2,000
5.50% fixed-rate notes, due 2016	3,000	3,000
3.15% fixed-rate notes, due 2017	750	750
4.95% fixed-rate notes, due 2019	2,000	2,000
4.45% fixed-rate notes, due 2020	2,500	2,500
5.90% fixed-rate notes, due 2039	2,000	2,000
5.50% fixed-rate notes, due 2040	2,000	2,000

Total	$16,000	$16,000

Interest is payable semiannually on each class of the senior fixed-rate notes, each of which is redeemable by us at any time, subject to a make-whole premium. Interest is payable quarterly on the floating-rate notes. We were in compliance with all debt covenants as of October 29, 2011.

Commercial Paper In fiscal 2011 we established a short-term debt financing program of up to $3.0 billion through the issuance of commercial paper notes. As of each October 29, 2011 and July 30, 2011, we had commercial paper notes of $500 million outstanding under this program.

Other Notes and Borrowings Other notes and borrowings include notes and credit facilities with a number of financial institutions that are available to certain of our foreign subsidiaries. The amount of borrowings outstanding under these arrangements was $89 million and $88 million as of October 29, 2011 and July 30, 2011, respectively.

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

We may also, upon the agreement of either the then-existing lenders or additional lenders not currently parties to the agreement, increase the commitments under the credit facility by up to an additional $1.9 billion and/or extend the expiration date of the credit facility up to August 15, 2014. As of October 29, 2011, we were in compliance with the required interest coverage ratio and the other covenants, and we had not borrowed any funds under the credit facility.

Deferred Revenue

The following table presents the breakdown of deferred revenue (in millions):

	October 29, 2011	July 30, 2011	Increase (Decrease)
Service	$8,321	$8,521	$(200)
Product	4,075	3,686	389

Total	$12,396	$12,207	$189

Reported as:
Current	$8,444	$8,025	$419
Noncurrent	3,952	4,182	(230)

Total	$12,396	$12,207	$189

The decrease in deferred service revenue reflects the ongoing amortization of deferred service revenue, partially offset by the impact of new contract initiations. The increase in deferred product revenue was primarily related to increased deferrals related to subscription revenue arrangements and, to a lesser extent, increased two-tier deferred revenue due to improved shipment linearity to two-tier partners during the first quarter of fiscal 2012.

Contractual Obligations

Operating Leases

We lease office space in several U.S. locations. Outside the United States, larger leased sites are located in Australia, Belgium, China, Germany, India, Israel, Italy, Japan, Norway, and the United Kingdom. We also lease equipment and vehicles. The future minimum lease payments under all our noncancelable operating leases with an initial term in excess of one year as of October 29, 2011 were $1.2 billion.

Other Commitments

In connection with our business combinations and asset purchases, we have agreed to pay certain additional amounts contingent upon the achievement of agreed-upon technology, development, product, or other milestones or continued employment with us of certain employees of acquired entities. See Note 12 to the Consolidated Financial Statements.

We also have certain funding commitments primarily related to our investments in privately held companies and venture funds, some of which are based on the achievement of certain agreed-upon milestones, and some of which are required to be funded on demand. The funding commitments were $145 million as of October 29, 2011 compared with $192 million as of July 30, 2011.

Off-Balance Sheet Arrangements

We consider our investments in unconsolidated variable interest entities to be off-balance sheet arrangements. In the ordinary course of business, we have investments in privately held companies and provide financing to certain customers. These privately held companies and customers may be considered to be variable interest entities. We evaluate on an ongoing basis our investments in these privately held companies and customer financings, and we have determined that as of October 29, 2011 there were no material unconsolidated variable interest entities.

VCE is a joint venture that we formed in fiscal 2010 with EMC, with investments from VMware and Intel. VCE helps organizations leverage best-in-class technologies and disciplines from Cisco, EMC, and VMware to enable the transformation to cloud computing. As of October 29, 2011, our cumulative investment in the combined VCE entity was approximately $205 million and we owned approximately 35% of the outstanding equity. We account for our investment in VCE under the equity method, and accordingly our carrying value in VCE was approximately $95 million, which reflects our cumulative share of VCE’s losses. Over the next 12 months, as VCE scales its operations, we expect that we will make additional investments in VCE and may incur additional losses, in proportion to our ownership percentage.

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

Securities Lending

We periodically engage in securities lending activities with certain of our available-for-sale investments. These transactions are accounted for as a secured lending of the securities, and the securities are typically loaned only on an overnight basis. The average balance of securities lending for the three months ended October 29, 2011 and October 30, 2010 was $1.7 billion and $2.1 billion, respectively. We require collateral equal to at least 102% of the fair market value of the loaned security and that the collateral be in the form of cash or liquid, high-quality assets. We engage in these secured lending transactions only with highly creditworthy counterparties, and the associated portfolio custodian has agreed to indemnify us against any collateral losses. As of October 29, 2011 and July 30, 2011, we had no outstanding securities lending transactions. We believe these arrangements do not present a material risk or impact to our liquidity requirements. We did not experience any losses in connection with the secured lending of securities during the periods presented.

Stock Repurchase Program and Dividends

In September 2001, our Board of Directors authorized a stock repurchase program. As of October 29, 2011, our Board of Directors had authorized an aggregate repurchase of up to $82 billion of common stock under this program, and the remaining authorized repurchase amount was $8.7 billion with no termination date. The stock repurchase activity under the stock repurchase program, reported based on the trade date, is summarized as follows (in millions, except per-share amounts):

	Shares Repurchased	Weighted- Average Price per Share	Amount Repurchased
Cumulative balance at July 30, 2011	3,478	$20.64	$71,773
Repurchase of common stock under the stock repurchase program	100	$15.37	1,544

Cumulative balance at October 29, 2011	3,578	$20.49	$73,317

During the first quarter of fiscal 2012, cash dividends of $0.06 per share, or $322 million, were declared on our outstanding common stock and paid during the same period. Any future dividends will be subject to the approval of our Board of Directors.

Liquidity and Capital Resource Requirements

Based on past performance and current expectations, we believe our cash and cash equivalents, investments, cash generated from operations, and ability to access capital markets and committed credit lines will satisfy, through at least the next 12 months, our liquidity requirements, both in total and domestically, including the following: working capital needs, capital expenditures, investment requirements, stock repurchases, cash dividends, contractual obligations, commitments, principal and interest payments on debt, future customer financings, and other liquidity requirements associated with our operations. There are no other transactions, arrangements, or relationships with unconsolidated entities or other persons that are reasonably likely to materially affect the liquidity and the availability of, as well as our requirements for, capital resources.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Our financial position is exposed to a variety of risks, including interest rate risk, equity price risk, and foreign currency exchange risk.

Interest Rate Risk

Fixed Income Securities

We maintain an investment portfolio of various holdings, types, and maturities. Our primary objective for holding fixed income securities is to achieve an appropriate investment return consistent with preserving principal and managing risk. At any time, a sharp rise in market interest rates could have a material adverse impact on the fair value of our fixed income investment portfolio. Conversely, declines in interest rates, including the impact from lower credit spreads, could have a material adverse impact on interest income for our investment portfolio. We may utilize derivative instruments designated as hedging instruments to achieve our investment objectives. We had no outstanding hedging instruments for our fixed income securities as of October 29, 2011. Our fixed income investments are held for purposes other than trading. Our fixed income investments are not leveraged as of October 29, 2011. See Note 8 to the Consolidated Financial Statements. We monitor our interest rate and credit risks, including our credit exposures to specific rating categories and to individual issuers. As of October 29, 2011, approximately 79% of our fixed income securities balance consists of U.S. government and U.S. government agency securities. We believe the overall credit quality of our portfolio is strong.

Debt

As of October 29, 2011, we had $16.0 billion in principal amount of senior notes outstanding, which consisted of $1.25 billion floating-rate notes and $14.75 billion fixed-rate notes. The carrying amount of the senior notes was $16.3 billion, and the related fair value, which is based on market prices, was $17.9 billion. As of October 29, 2011, a hypothetical 50 basis points increase or decrease in market interest rates would change the fair value of the fixed-rate debt, excluding the $4.25 billion of hedged debt, by a decrease or increase of $0.6 billion, respectively. However, this hypothetical change in interest rates would not impact the interest expense on the unhedged portion of the fixed-rate debt.

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

Publicly Traded Equity Securities

The following tables present the hypothetical fair values of publicly traded equity securities as a result of selected potential decreases and increases in the price of each equity security in the portfolio, excluding hedged equity securities, if any. Potential fluctuations in the price of each equity security in the portfolio of plus or minus 10%, 20%, and 30% were selected based on potential near-term changes in those security prices. The hypothetical fair values as of October 29, 2011 and July 30, 2011 are as follows (in millions):

	VALUATION OF SECURITIES GIVEN AN X% DECREASE IN EACH STOCK’S PRICE			Fair Value	VALUATION OF SECURITIES GIVEN AN X% INCREASE IN EACH STOCK’S PRICE
As of October 29, 2011	(30%)	(20%)	(10%)		10%	20%	30%
Publicly traded equity securities	$964	$1,102	$1,239	$1,377	$1,515	$1,652	$1,790

	VALUATION OF SECURITIES GIVEN AN X% DECREASE IN EACH STOCK’S PRICE			Fair Value	VALUATION OF SECURITIES GIVEN AN X% INCREASE IN EACH STOCK’S PRICE
As of July 30, 2011	(30%)	(20%)	(10%)		10%	20%	30%
Publicly traded equity securities	$953	$1,089	$1,225	$1,361	$1,497	$1,633	$1,769

There were no material impairment charges on our investments in publicly traded equity securities during the first quarters of either fiscal 2012 or 2011.

Investments in Privately Held Companies

We have also invested in privately held companies. These investments are recorded in other assets in our Consolidated Balance Sheets and are accounted for using primarily either the cost or the equity method. As of October 29, 2011, the total carrying amount of our investments in privately held companies was $898 million, compared with $796 million at July 30, 2011. Some of the privately held companies in which we invested are in the startup or development stages. These investments are inherently risky because the markets for the technologies or products these companies are developing are typically in the early stages and may never materialize. We could lose our entire investment in these companies. Our evaluation of investments in privately held companies is based on the fundamentals of the businesses invested in, including among other factors, the nature of their technologies and potential for financial return. Our impairment charges on investments in privately held companies were $1 million and $3 million for the first quarters of fiscal 2012 and 2011, respectively.

Foreign Currency Exchange Risk

Our foreign exchange forward and option contracts are summarized as follows (in millions):

	October 29, 2011		July 30, 2011
	Notional Amount	Fair Value	Notional Amount	Fair Value
Forward contracts:
Purchased	$3,862	$(4)	$3,722	$9
Sold	$1,200	$4	$1,225	$(10)
Option contracts:
Purchased	$1,477	$33	$1,547	$63
Sold	$1,456	$(13)	$1,577	$(12)

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

Approximately 70% of our operating expenses are U.S.-dollar denominated. Foreign currency fluctuations, net of hedging, increased our operating expenses by approximately 2% in the first three months of fiscal 2012 compared with the corresponding period of fiscal 2011. To reduce variability in operating expenses and service cost of sales caused by non-U.S.-dollar denominated operating expenses and costs, we hedge certain foreign currency forecasted transactions with currency options and forward contracts. These hedging programs are not designed to provide foreign currency protection over long time horizons. In designing a specific hedging approach, we consider several factors, including offsetting exposures, significance of exposures, costs associated with entering into a particular hedge instrument, and potential effectiveness of the hedge. The gains and losses on foreign exchange contracts mitigate the effect of currency movements on our operating expenses and service cost of sales.

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

Changes in internal control over financial reporting. There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our first quarter of fiscal 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The asserted claims by Brazilian federal tax authorities are for calendar years 2003 through 2007 and the asserted claims by the tax authorities from the state of Sao Paulo are for calendar years 2005 through 2007. The total asserted claims by Brazilian state and federal tax authorities aggregated to approximately $483 million for the alleged evasion of import taxes, approximately $929 million for interest, and approximately $2.2 billion for various penalties, all determined using an exchange rate as of October 29, 2011. We have completed a thorough review of the matter and believe the asserted tax claims against us are without merit, and we intend to defend the claims vigorously. While we believe there is no legal basis for our alleged liability, due to the complexities and uncertainty surrounding the judicial process in Brazil and the nature of the claims asserting joint liability with the importer, we are unable to determine the likelihood of an unfavorable outcome against us and are unable to reasonably estimate a range of loss, if any. We do not expect a final judicial determination for several years.

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

Beginning in April 2011, purported shareholder derivative lawsuits were filed in both the United States District Court for the Northern District of California and the California Superior Court for the County of Santa Clara against our Board of Directors and several of our officers alleging that the Board allowed management to make allegedly false statements during earnings calls. Our management of the stock repurchase program is also alleged to have breached a fiduciary duty. The complaints include claims for violation of the federal securities laws, breach of fiduciary duty, aiding and abetting breaches of fiduciary duty, waste of corporate assets, unjust enrichment, and violations of the California Corporations Code. The complaint seeks compensatory damages, disgorgement, and other relief.

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

Set forth below and elsewhere in this report and in other documents we file with the SEC are descriptions of the risks and uncertainties that could cause our actual results to differ materially from the results contemplated by the forward-looking statements contained in this report. The descriptions below include any material changes to and supersede the description of the risk factors affecting our business previously disclosed in “Part I, Item 1A. Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended July 30, 2011.

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

•

The introduction and market acceptance of new technologies and products and our success in new and evolving markets, including in our newer product categories such as data center and collaboration and in emerging technologies, as well as the adoption of new standards

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

Our operating results in one or more segments may also be affected by uncertain or changing economic conditions particularly germane to that segment or to particular customer markets within that segment. For example, during fiscal 2011 we experienced a decrease in spending by our public sector customers in almost every developed market around the world, and we continue to see decreases in spending within certain categories of our public sector customer market.

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

Inventory management remains an area of focus. We experienced longer than normal lead times on several of our products in fiscal 2010. This was attributable in part to increasing demand driven by the improvement in our overall markets, and similar to what has happened in the industry, the longer than normal lead time extensions also stemmed from supplier constraints based upon their labor and other actions taken during the global economic downturn. We continue to see challenges at some of our component suppliers. Additionally, the earthquake and tsunami in Japan during the third quarter of fiscal 2011 and the recent flooding in Thailand resulted in industry wide component supply constraints. Longer manufacturing lead times in the past have caused some customers to place the same order multiple times within our various sales channels and to cancel the duplicative orders upon receipt of the product, or to place orders with other vendors with shorter manufacturing lead times. Such multiple ordering (along with other factors) or risk of order cancellation may cause difficulty in predicting our sales and, as a result, could impair our ability to manage parts inventory effectively. In addition, our efforts to improve manufacturing lead-time performance may result in corresponding reductions in order backlog. A decline in backlog levels could result in more variability and less predictability in our quarter-to-quarter net sales and operating results. In addition, when facing component supply-related challenges, we have increased our efforts in procuring components in order to meet customer expectations which in turn contribute to an increase in purchase commitments. Increases in our purchase commitments to shorten lead times could also lead to excess and obsolete inventory charges if the demand for our products is less than our expectations.

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

Sales to the service provider market have been characterized by large and sporadic purchases, especially relating to our router sales and sales of certain products in our newer product categories such as Data Center, Collaboration, and Service Provider Video, in addition to longer sales cycles. In the past, we have experienced significant weakness in sales to service providers over certain extended periods of time as market conditions have fluctuated. Sales activity in this industry depends upon the stage of completion of expanding network infrastructures; the availability of funding; and the extent to which service providers are affected by regulatory, economic, and business conditions in the country of operations. Weakness in orders from this industry, including as a result of any slowdown in capital expenditures by service providers (which may be more prevalent during a global economic downturn or periods of economic uncertainty), could have a material adverse effect on our business, operating results, and financial condition. For example, during fiscal 2009, we experienced a slowdown in service provider capital expenditures globally, and in fiscal 2011 we experienced a slowdown in certain segments of this market, including in capital expenditures by some service provider customers and in sales of our traditional cable set-top boxes in our United States and Canada segment. Such slowdowns may continue or recur in future periods. Orders from this industry could decline for many reasons other than the competitiveness of our products and services within their respective markets. For example, in the past, many of our service provider customers have been materially and adversely affected by slowdowns in the general economy, by overcapacity, by changes in the service provider market, by regulatory developments, and by constraints on capital availability, resulting in business failures and substantial reductions in spending and expansion plans. These conditions have materially harmed our business and operating results in the past, and some of these or other conditions in the service provider market could affect our business and operating results in any future period. Finally, service provider customers typically have longer implementation cycles; require a broader range of services, including design services; demand that vendors take on a larger share of risks; often require acceptance provisions, which can lead to a delay in revenue recognition; and expect financing from vendors. All these factors can add further risk to business conducted with service providers.

DISRUPTION OF OR CHANGES IN OUR DISTRIBUTION MODEL COULD HARM OUR SALES AND MARGINS

If we fail to manage distribution of our products and services properly, or if our distributors’ financial condition or operations weaken, our revenue and gross margins could be adversely affected.

A substantial portion of our products and services is sold through our channel partners, and the remainder is sold through direct sales. Our channel partners include systems integrators, service providers, other resellers, distributors, and retail partners. Systems integrators and service providers typically sell directly to end users and often provide system installation, technical support, professional services, and other support services in addition to network equipment sales. Systems integrators also typically integrate our products into an overall solution, and a number of service providers are also systems integrators. Distributors stock inventory and typically sell to systems integrators, service providers, and other resellers. In addition, virtual home products are generally sold through distributors and retail partners. We refer to sales through distributors and retail partners as our two-tier system of sales to the end customer. Revenue from distributors and retail partners generally is recognized based on a sell-through method using information provided by them. These distributors and retail partners are generally given business terms that allow them to return a portion of inventory, receive credits for changes in selling prices, and participate in various cooperative marketing programs. If sales through indirect channels increase, this may lead to greater difficulty in forecasting the mix of our products and, to a degree, the timing of orders from our customers.

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

THE MARKETS IN WHICH WE COMPETE ARE INTENSELY COMPETITIVE, WHICH COULD ADVERSELY AFFECT OUR ACHIEVEMENT OF REVENUE GROWTH

The markets in which we compete are characterized by rapid change, converging technologies, and a migration to networking and communications solutions that offer relative advantages. These market factors represent a competitive threat to us. We compete with numerous vendors in each product category. The overall number of our competitors providing niche product solutions may increase. Also, the identity and composition of competitors may change as we increase our activity in newer product categories such as data center and collaboration and in our priorities. As we continue to expand globally, we may see new competition in different geographic regions. In particular, we have experienced price-focused competition from competitors in Asia, especially from China, and we anticipate this will continue. Our competitors include Alcatel-Lucent; Arista Networks, Inc.; ARRIS Group, Inc.; Aruba Networks, Inc.; Avaya Inc.; Brocade Communications Systems, Inc.; Check Point Software Technologies Ltd.; Citrix Systems, Inc.; Dell Inc.; D-Link Corporation; LM Ericsson Telephone Company; Extreme Networks, Inc.; F5 Networks, Inc.; Fortinet, Inc.; Hewlett-Packard Company; Huawei Technologies Co., Ltd.; International Business Machines Corporation; Juniper Networks, Inc.; LogMeIn, Inc.; Meru Networks, Inc.; Microsoft Corporation; Motorola Mobility Holdings, Inc.; Motorola Solutions, Inc.; NETGEAR, Inc.; Polycom, Inc.; Riverbed Technology, Inc.; and Symantec Corporation; among others.

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

A reduction or interruption in supply; a significant increase in the price of one or more components; a failure to adequately authorize procurement of inventory by our contract manufacturers; a failure to appropriately cancel, reschedule, or adjust our requirements based on our business needs; or a decrease in demand for our products could materially adversely affect our business, operating results, and financial condition and could materially damage customer relationships. Furthermore, as a result of binding price or purchase commitments with suppliers, we may be obligated to purchase components at prices that are higher than those available in the current market. In the event that we become committed to purchase components at prices in excess of the current market price when the components are actually used, our gross margins could decrease. We experienced longer than normal lead times on several of our products in fiscal 2010 and we continue to see challenges at some of our component suppliers. The earthquake and tsunami in Japan during the third quarter of fiscal 2011 and the recent flooding in Thailand resulted in industry wide component supply constraints. Although we have generally secured additional supply or taken other mitigation actions, if the conditions resulting from the situations in Japan or Thailand worsen, these conditions could have a material adverse effect on our business, results of operations, and financial condition. See the risk factor above entitled “Our revenue for a particular period is difficult to predict, and a shortfall in revenue may harm our operating results.”

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

Manufacturing capacity and component supply constraints could continue to be significant issues for us. We purchase components from a variety of suppliers and use several contract manufacturers to provide manufacturing services for our products. During the normal course of business, in order to improve manufacturing lead-time performance and to help ensure adequate component supply, we enter into agreements with contract manufacturers and suppliers that either allow them to procure inventory based upon criteria as defined by us or that establish the parameters defining our requirements. In certain instances, these agreements allow us the option to cancel, reschedule, and adjust our requirements based on our business needs prior to firm orders being placed. When facing component supply-related challenges, we have increased our efforts in procuring components in order to meet customer expectations which in turn contribute to an increase in purchase commitments. For example, the earthquake in Japan during the third quarter of fiscal 2011 resulted in industry wide component supply constraints, and approximately $300 million of our purchase commitment increase was attributable to us securing supply components as we made commitments to secure our near term supply needs. In addition, recent flooding in Thailand may impact our ability to procure certain components in a timely fashion, which in turn could require us to increase purchase commitments. Increases in our purchase commitments to shorten lead times could also lead to excess and obsolete inventory charges if the demand for our products is less than our expectations. If we fail to anticipate customer demand properly, an oversupply of parts could result in excess or obsolete components that could adversely affect our gross margins. For additional information regarding our purchase commitments with contract manufacturers and suppliers, see Note 12 to the Consolidated Financial Statements contained in this report.

WE DEPEND UPON THE DEVELOPMENT OF NEW PRODUCTS AND ENHANCEMENTS TO EXISTING PRODUCTS, AND IF WE FAIL TO PREDICT AND RESPOND TO EMERGING TECHNOLOGICAL TRENDS AND CUSTOMERS’ CHANGING NEEDS, OUR OPERATING RESULTS AND MARKET SHARE MAY SUFFER

The markets for our products are characterized by rapidly changing technology, evolving industry standards, new product introductions, and evolving methods of building and operating networks. Our operating results depend on our ability to develop and introduce new products into existing and emerging markets and to reduce the production costs of existing products. We believe the industry is evolving to enable personal and business process collaboration enabled by networked technologies. As such, many of our strategic initiatives and investments are aimed at meeting the requirements that a network capable of multiple-party, collaborative interaction would demand, and the investments we have made and our architectural approach are designed to enable the increased use of the network as the platform for all forms of communications and IT. For example, in fiscal 2009 we launched our Cisco Unified Computing System, our next-generation enterprise data center platform architected to unite computing, network, storage access, and virtualization resources in a single system, which is designed to address the fundamental transformation occurring in the enterprise data center. Cisco Unified Computing System is one of several priorities on which we are focusing resources.

The process of developing new technology is complex and uncertain, and if we fail to accurately predict customers’ changing needs and emerging technological trends our business could be harmed. We must commit significant resources, including the investments we have been making in our priorities to developing new products before knowing whether our investments will result in products the market will accept. In particular, if our model of the evolution of networking to collaborative systems does not emerge as we believe it will, or if the industry does not evolve as we believe it will, or if our strategy for addressing this evolution is not successful, many of our strategic initiatives and investments may be of no or limited value. Furthermore, we may not execute successfully on that vision because of errors in product planning or timing, technical hurdles that we fail to overcome in a timely fashion, or a lack of appropriate resources. This could result in competitors providing those solutions before we do and loss of market share, net sales, and earnings. The success of new products depends on several factors, including proper new product definition, component costs, timely completion and introduction of these products, differentiation of new products from those of our competitors, and market acceptance of these products. There can be no assurance that we will successfully identify new product opportunities, develop and bring new products to market in a timely manner, or achieve market acceptance of our products or that products and technologies developed by others will not render our products or technologies obsolete or noncompetitive. The products and technologies in our newer product categories such as Data Center and Collaboration as well as those in our Other Products category that we identify as “emerging technologies” may not prove to have the market success we anticipate, and we may not successfully identify and invest in other emerging or new products.

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

In fiscal 2011 we announced and began implementing restructuring activities designed to lower our operating costs and to simplify our operating model and concentrate our focus on selected foundational priorities. We have incurred in the fourth quarter of fiscal 2011 and the first quarter of fiscal 2012 and will continue to incur in the near term significant restructuring charges as a result of these activities. The changes to our business model may be disruptive, and the revised model that we adopt may not be more efficient or effective than the aspects of our business model that are being revised. Our restructuring activities, including any related charges and the impact of the related headcount reductions, could have a material adverse effect on our business, operating results, and financial condition.

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

ENTRANCE INTO NEW OR DEVELOPING MARKETS EXPOSES US TO ADDITIONAL COMPETITION AND WILL LIKELY INCREASE DEMANDS ON OUR SERVICE AND SUPPORT OPERATIONS

As we focus on new market opportunities—for example, storage; wireless; security; transporting data, voice, and video traffic across the same network; and other areas within our newer products categories such as data center and collaboration, emerging technologies, and our priorities—we will increasingly compete with large telecommunications equipment suppliers as well as startup companies. Several of our competitors may have greater resources, including technical and engineering resources, than we do. Additionally, as customers in these markets complete infrastructure deployments, they may require greater levels of service, support, and financing than we have provided in the past, especially in emerging countries. Demand for these types of service, support, or financing contracts may increase in the future. There can be no assurance that we can provide products, service, support, and financing to effectively compete for these market opportunities.

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

ADVERSE RESOLUTION OF LITIGATION OR GOVERNMENTAL INVESTIGATIONS MAY HARM OUR OPERATING RESULTS OR FINANCIAL CONDITION

We are a party to lawsuits in the normal course of our business. Litigation can be expensive, lengthy, and disruptive to normal business operations. Moreover, the results of complex legal proceedings are difficult to predict. For example, Brazilian authorities have investigated our Brazilian subsidiary and certain of our current and former employees, as well as a Brazilian importer of our products, and its affiliates and employees, relating to alleged evasion of import taxes and alleged improper transactions involving the subsidiary and the importer. Brazilian tax authorities have assessed claims against our Brazilian subsidiary based on a theory of joint liability with the Brazilian importer for import taxes and related penalties. The asserted claims by Brazilian federal tax authorities are for calendar years 2003 through 2007 and the related asserted claims by the tax authorities from the state of Sao Paulo are for calendar years 2005 through 2007. The total asserted claims by Brazilian state and federal tax authorities aggregated to approximately $483 million for the alleged evasion of import taxes, approximately $929 million for interest, and approximately $2.2 billion for various penalties, all determined using an exchange rate as of October 29, 2011. We have completed a thorough review of the matter and believe the asserted tax claims against us are without merit, and we intend to defend the claims vigorously. While we believe there is no legal basis for our alleged liability, due to the complexities and uncertainty surrounding the judicial process in Brazil and the nature of the claims asserting joint liability with the importer, we are unable to determine the likelihood of an unfavorable outcome against us and are unable to reasonably estimate a range of loss, if any. An unfavorable resolution of lawsuits or governmental investigations could have a material adverse effect on our business, operating results, or financial condition. For additional information regarding certain of the matters in which we are involved, see Item 1, “Legal Proceedings,” contained in Part II of this report.

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

OUR BUSINESS AND OPERATIONS ARE ESPECIALLY SUBJECT TO THE RISKS OF EARTHQUAKES, FLOODS, AND OTHER NATURAL CATASTROPHIC EVENTS

Our corporate headquarters, including certain of our research and development operations are located in the Silicon Valley area of Northern California, a region known for seismic activity. Additionally, a certain number of our facilities are located near rivers that have experienced flooding in the past. Also certain of our suppliers and logistics centers are located in regions that have or may be affected by recent earthquake, tsunami and flooding activity which has and could continue to disrupt the flow of components and delivery of products. A significant natural disaster, such as an earthquake, a hurricane, volcano, or a flood, could have a material adverse impact on our business, operating results, and financial condition.

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

THERE CAN BE NO ASSURANCE THAT OUR OPERATING RESULTS AND FINANCIAL CONDITION WILL NOT BE ADVERSELY AFFECTED BY OUR INCURRENCE OF DEBT

We have senior unsecured notes outstanding in an aggregate principal amount of $16.0 billion that mature at specific dates in 2014, 2016, 2017, 2019, 2020, 2039 and 2040. We have also established a commercial paper program under which we may issue short-term, unsecured commercial paper notes on a private placement basis up to a maximum aggregate amount outstanding at any time of $3 billion, and had commercial paper notes outstanding in an aggregate principal amount of $500 million as of October 29, 2011. The outstanding senior unsecured notes bear fixed-rate interest payable semiannually, except $1.25 billion of the notes which bears interest at a floating rate payable quarterly. The fair value of the long-term debt is subject to market interest rate volatility. The instruments governing the senior unsecured notes contain certain covenants applicable to us and our subsidiaries that may adversely affect our ability to incur certain liens or engage in certain types of sale and leaseback transactions. In addition, we will be required to have available in the United States sufficient cash to repay all of our notes on maturity. There can be no assurance that our incurrence of this debt or any future debt will be a better means of providing liquidity to us than would our use of our existing cash resources, including cash currently held offshore. Further, we cannot be assured that our maintenance of this indebtedness or incurrence of future indebtedness will not adversely affect our operating results or financial condition. In addition, changes by any rating agency to our credit rating can negatively impact the value and liquidity of both our debt and equity securities, as well as the terms upon which we may borrow under our commercial paper program.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a) None.

(b) None.

(c) Issuer Purchases of Equity Securities (in millions, except per-share amounts)

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (2)
July 31, 2011 to August 27, 2011	42	$15.16	42	$9,587
August 28, 2011 to September 24, 2011	39	$15.69	30	$9,114
September 25, 2011 to October 29, 2011	28	$15.40	28	$8,683

Total	109	$15.41	100

(1)	Includes approximately 9 million shares repurchased to satisfy tax withholding obligations that arose on the vesting of shares of restricted stock and restricted stock units.
(2)

On September 13, 2001, we announced that our Board of Directors had authorized a stock repurchase program. As of October 29, 2011, our Board of Directors had authorized an aggregate repurchase of up to $82 billion of common stock under this program with no termination date. During the first quarter of fiscal 2012, we repurchased and retired 100 million shares of our common stock under this program at a weighted-average price of $15.37 per share for an aggregate purchase price of $1.5 billion. As of October 29, 2011, we had repurchased and retired 3.6 billion shares of our common stock at a weighted-average price of $20.49 per share for an aggregate purchase price of $73.3 billion since inception of the stock repurchase program, and the remaining authorized amount for stock repurchases under this program was $8.7 billion with no termination date.

Item 3.	Defaults Upon Senior Securities

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

The following documents are filed as Exhibits to this report:

10.1	Amended and Restated International Assignment Agreement dated as of September 16, 2011 by and between Cisco Systems, Inc. and Wim Elfrink (incorporated by reference to Exhibit 10.1 of Form 8-K (File No. 0-18225) filed September 20, 2011)

10.2	Cisco Systems, Inc. 2005 Stock Incentive Plan (including related form agreements)

10.3	Cisco Systems, Inc. Deferred Compensation Plan, as amended

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32.1	Section 1350 Certification of Principal Executive Officer

32.2	Section 1350 Certification of Principal Financial Officer

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	XBRL (Extensible Business Reporting Language) information is furnished and not filed herewith, is not a part of a registration statement or Prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Cisco Systems, Inc.

Date: November 22, 2011	By	/s/ Frank A. Calderoni
Frank A. Calderoni Executive Vice President and Chief Financial Officer (Principal Financial Officer and duly authorized signatory)

EXHIBIT INDEX

10.1	Amended and Restated International Assignment Agreement dated as of September 16, 2011 by and between Cisco Systems, Inc. and Wim Elfrink (incorporated by reference to Exhibit 10.1 of Form 8-K (File No. 0-18225) filed September 20, 2011)

10.2	Cisco Systems, Inc. 2005 Stock Incentive Plan (including related form agreements)

10.3	Cisco Systems, Inc. Deferred Compensation Plan, as amended

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32.1	Section 1350 Certification of Principal Executive Officer

32.2	Section 1350 Certification of Principal Financial Officer

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	XBRL (Extensible Business Reporting Language) information is furnished and not filed herewith, is not a part of a registration statement or Prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.