Form 10-Q
period 2012-01-28
CISCO SYSTEMS, INC.
filed 2012-02-21
CIK 858877

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 28, 2012

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

Number of shares of the registrant’s common stock outstanding as of February 14, 2012: 5,385,938,187

Cisco Systems, Inc.

FORM 10-Q for the Quarter Ended January 28, 2012

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

CISCO SYSTEMS, INC.

CONSOLIDATED BALANCE SHEETS

(in millions, except par value)

(Unaudited)

	January 28, 2012	July 30, 2011
ASSETS
Current assets:
Cash and cash equivalents	$8,561	$7,662
Investments	38,181	36,923
Accounts receivable, net of allowance for doubtful accounts of $229 at January 28, 2012 and $204 at July 30, 2011	3,876	4,698
Inventories	1,590	1,486
Financing receivables, net	3,547	3,111
Deferred tax assets	2,102	2,410
Other current assets	1,441	941

Total current assets	59,298	57,231
Property and equipment, net	3,711	3,916
Financing receivables, net	3,472	3,488
Goodwill	16,841	16,818
Purchased intangible assets, net	2,236	2,541
Other assets	3,701	3,101

TOTAL ASSETS	$89,259	$87,095

LIABILITIES AND EQUITY
Current liabilities:
Short-term debt	$605	$588
Accounts payable	791	876
Income taxes payable	495	120
Accrued compensation	2,561	3,163
Deferred revenue	8,534	8,025
Other current liabilities	4,612	4,734

Total current liabilities	17,598	17,506

Long-term debt	16,299	16,234
Income taxes payable	1,556	1,191
Deferred revenue	3,928	4,182
Other long-term liabilities	613	723

Total liabilities	39,994	39,836

Commitments and contingencies (Note 12)
Equity:
Cisco shareholders’ equity:
Preferred stock, no par value: 5 shares authorized; none issued and outstanding	—	—
Common stock and additional paid-in capital, $0.001 par value: 20,000 shares authorized; 5,378 and 5,435 shares issued and outstanding at January 28, 2012 and July 30, 2011, respectively	38,906	38,648
Retained earnings	9,490	7,284
Accumulated other comprehensive income	850	1,294

Total Cisco shareholders’ equity	49,246	47,226

Noncontrolling interests	19	33

Total equity	49,265	47,259

TOTAL LIABILITIES AND EQUITY	$89,259	$87,095

See Notes to Consolidated Financial Statements.

CISCO SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in millions, except per-share amounts)

(Unaudited)

	Three Months Ended		Six Months Ended
	January 28, 2012	January 29, 2011	January 28, 2012	January 29, 2011
NET SALES:
Product	$9,118	$8,236	$18,070	$16,936
Service	2,409	2,171	4,713	4,221

Total net sales	11,527	10,407	22,783	21,157

COST OF SALES:
Product	3,650	3,382	7,213	6,631
Service	812	764	1,615	1,510

Total cost of sales	4,462	4,146	8,828	8,141

GROSS MARGIN	7,065	6,261	13,955	13,016

OPERATING EXPENSES:
Research and development	1,339	1,478	2,714	2,909
Sales and marketing	2,395	2,444	4,847	4,846
General and administrative	497	452	1,049	910
Amortization of purchased intangible assets	97	203	196	316
Restructuring and other charges	3	—	205	—

Total operating expenses	4,331	4,577	9,011	8,981

OPERATING INCOME	2,734	1,684	4,944	4,035
Interest income	158	156	322	316
Interest expense	(150)	(161)	(298)	(327)
Other income, net	7	51	26	131

Interest and other income, net	15	46	50	120

INCOME BEFORE PROVISION FOR INCOME TAXES	2,749	1,730	4,994	4,155
Provision for income taxes	567	209	1,035	704

NET INCOME	$2,182	$1,521	$3,959	$3,451

Net income per share:
Basic	$0.41	$0.27	$0.74	$0.62

Diluted	$0.40	$0.27	$0.73	$0.61

Shares used in per-share calculation:
Basic	5,368	5,531	5,381	5,563

Diluted	5,401	5,587	5,404	5,630

Cash dividends declared per common share	$0.06	$—	$0.12	$—

See Notes to Consolidated Financial Statements.

CISCO SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

(Unaudited)

	Six Months Ended
	January 28, 2012	January 29, 2011
Cash flows from operating activities:
Net income	$3,959	$3,451
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and other	1,185	1,240
Share-based compensation expense	695	837
Provision for doubtful accounts	30	—
Deferred income taxes	29	64
Excess tax benefits from share-based compensation	(32)	(45)
Net gains on investments	(11)	(154)
Change in operating assets and liabilities, net of effects of acquisitions and divestitures:
Accounts receivable	761	343
Inventories	(194)	(270)
Financing receivables, net	(538)	(770)
Other assets	(505)	130
Accounts payable	(78)	(105)
Income taxes, net	146	(317)
Accrued compensation	(508)	(568)
Deferred revenue	304	686
Other liabilities	191	(246)

Net cash provided by operating activities	5,434	4,276

Cash flows from investing activities:
Purchases of investments	(17,810)	(17,632)
Proceeds from sales of investments	12,291	9,394
Proceeds from maturities of investments	4,039	8,357
Acquisition of property and equipment	(549)	(652)
Acquisition of businesses, net of cash and cash equivalents acquired	(109)	(94)
Change in investments in privately held companies	(107)	(50)
Other	160	28

Net cash used in investing activities	(2,085)	(649)

Cash flows from financing activities:
Issuances of common stock	653	1,158
Repurchases of common stock	(2,355)	(4,550)
Short-term borrowings, maturities less than 90 days, net	17	23
Excess tax benefits from share-based compensation	32	45
Dividends paid	(644)	—
Other	(153)	40

Net cash used in financing activities	(2,450)	(3,284)

Net increase in cash and cash equivalents	899	343
Cash and cash equivalents, beginning of period	7,662	4,581

Cash and cash equivalents, end of period	$8,561	$4,924

Cash paid for:
Interest	$340	$388
Income taxes	$860	$957

See Notes to Consolidated Financial Statements.

CISCO SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF EQUITY

(in millions)

(Unaudited)

Six Months Ended January 28, 2012	Shares of Common Stock	Common Stock and Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Cisco Shareholders’ Equity	Noncontrolling Interests	Total Equity
BALANCE AT JULY 30, 2011	5,435	$38,648	$7,284	$1,294	$47,226	$33	$47,259
Net income			3,959		3,959		3,959
Change in:
Unrealized gains and losses on investments, net				(59)	(59)	(14)	(73)
Derivative instruments				(68)	(68)		(68)
Cumulative translation adjustment and other				(317)	(317)		(317)

Comprehensive income (loss)					3,515	(14)	3,501

Issuance of common stock	78	653			653		653
Repurchase of common stock	(135)	(1,046)	(1,109)		(2,155)		(2,155)
Cash dividends declared			(644)		(644)		(644)
Tax effects from employee stock incentive plans		(48)			(48)		(48)
Purchase acquisitions		4			4		4
Share-based compensation expense		695			695		695

BALANCE AT JANUARY 28, 2012	5,378	$38,906	$9,490	$850	$49,246	$19	$49,265

Six Months Ended January 29, 2011	Shares of Common Stock	Common Stock and Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Cisco Shareholders’ Equity	Noncontrolling Interests	Total Equity
BALANCE AT JULY 31, 2010	5,655	$37,793	$5,851	$623	$44,267	$18	$44,285
Net income			3,451		3,451		3,451
Change in:
Unrealized gains and losses on investments, net				89	89	27	116
Derivative instruments				19	19		19
Cumulative translation adjustment and other				245	245		245

Comprehensive income					3,804	27	3,831

Issuance of common stock	87	1,158			1,158		1,158
Repurchase of common stock	(209)	(1,489)	(2,939)		(4,428)		(4,428)
Tax effects from employee stock incentive plans		(3)			(3)		(3)
Purchase acquisitions		6			6		6
Share-based compensation expense		837			837		837

BALANCE AT JANUARY 29, 2011	5,533	$38,302	$6,363	$976	$45,641	$45	$45,686

In September 2001, the Company’s Board of Directors authorized a stock repurchase program. As of January 28, 2012, the Company’s Board of Directors had authorized an aggregate repurchase of up to $82 billion of common stock under this program with no termination date. For additional information regarding stock repurchases, see Note 13 to the Consolidated Financial Statements. The stock repurchases since the inception of this program and the related impact on Cisco shareholders’ equity are summarized in the following table (in millions):

	Shares of Common Stock	Common Stock and Additional Paid-In Capital	Retained Earnings	Total Cisco Shareholders’ Equity
Repurchases of common stock under the repurchase program	3,604	$16,052	$57,731	$73,783

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

The accompanying financial data as of January 28, 2012 and for the three and six months ended January 28, 2012 and January 29, 2011 has been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. The July 30, 2011 Consolidated Balance Sheet was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended July 30, 2011.

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

In the opinion of management, all adjustments (which include normal recurring adjustments, except as disclosed herein) necessary to present fairly each of the statement of financial position as of January 28, 2012; the results of operations for the three and six months ended January 28, 2012 and January 29, 2011; and the statement of cash flows and equity for the six months ended January 28, 2012 and January 29, 2011, as applicable, have been made. The results of operations for the three and six months ended January 28, 2012 are not necessarily indicative of the operating results for the full fiscal year or any future periods.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

2.	Summary of Significant Accounting Policies

Recent Accounting Standards or Updates Not Yet Effective

In May 2011, the Financial Accounting Standards Board (FASB) issued an accounting standard update to provide guidance on achieving a consistent definition of and common requirements for measurement of and disclosure concerning fair value as between U.S. GAAP and International Financial Reporting Standards (IFRS). This accounting standard update is effective for the Company beginning in the third quarter of fiscal 2012. The Company is currently evaluating the impact of this accounting standard update on its Consolidated Financial Statements but does not expect it will have a material impact.

In June 2011, the FASB issued an accounting standard update to provide guidance on increasing the prominence of items reported in other comprehensive income. This accounting standard update eliminates the option to present components of other comprehensive income as part of the statement of equity and requires that the total of comprehensive income, the components of net income, and the components of other comprehensive income be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. This accounting standard update is effective for the Company beginning in the first quarter of fiscal 2013 and it will only result in changes in the Company’s financial statement presentation.

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

In December 2011, the FASB issued an accounting standard update requiring enhanced disclosures about certain financial instruments and derivative instruments that are offset in the statement of financial position or that are subject to enforceable master netting arrangements or similar agreements. This accounting standard update will be effective for the Company beginning in the first quarter of fiscal 2014, at which time the Company will include the applicable disclosures required by this accounting standard update.

3. Business Combinations

The Company completed 4 business combinations during the six months ended January 28, 2012. A summary of the allocation of the total purchase consideration is presented as follows (in millions):

	Shares Issued	Purchase Consideration	Net Liabilities Assumed	Purchased Intangible Assets	Goodwill
Total acquisitions	—	$122	$(21)	$84	$59

The total purchase consideration related to the Company’s business combinations completed during the six months ended January 28, 2012 consisted of either cash consideration or cash consideration along with vested share-based awards assumed. Total transaction costs related to business combination activities were $2 million and $7 million for the six months ended January 28, 2012 and January 29, 2011, respectively. These transaction costs were expensed as incurred as general and administrative (“G&A”) expenses.

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

The goodwill generated from the Company’s business combinations completed during the six months ended January 28, 2012 is primarily related to expected synergies. The goodwill is not deductible for U.S. federal income tax purposes.

The Consolidated Financial Statements include the operating results of each business combination from the date of acquisition. Pro forma results of operations for the acquisitions completed during the six months ended January 28, 2012 have not been presented because the effects of the acquisitions, individually and in the aggregate, were not material to the Company’s financial results.

CISCO SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

4.	Goodwill and Purchased Intangible Assets

(a) Goodwill

Beginning in fiscal 2012, the Company’s reportable segments were changed to the following segments: the Americas, EMEA, and APJC. As a result, the Company reallocated the goodwill at July 30, 2011 to these reportable segments. The following table presents the goodwill allocated to the Company’s reportable segments as of and during the six months ended January 28, 2012 (in millions):

	Balance at			Balance at
	July 30, 2011	Acquisitions	Other	January 28, 2012
Americas	$11,627	$38	$(4)	$11,661
EMEA	3,272	10	(32)	3,250
APJC	1,919	11	—	1,930

Total	$16,818	$59	$(36)	$16,841

In the preceding table, “Other” includes foreign currency translation and purchase accounting adjustments.

(b) Purchased Intangible Assets

The following table presents details of the Company’s intangible assets acquired through business combinations completed during the six months ended January 28, 2012 (in millions, except years):

	FINITE LIVES						INDEFINITE LIVES
	TECHNOLOGY		CUSTOMER RELATIONSHIPS		OTHER		IN-PROCESS RESEARCH & DEVELOPMENT	TOTAL
	Weighted- Average Useful Life (in Years)	Amount	Weighted- Average Useful Life (in Years)	Amount	Weighted- Average Useful Life (in Years)	Amount	Amount	Amount
Total	3.6	$84	—	$—	—	$—	$—	$84

The following tables present details of the Company’s purchased intangible assets (in millions):

January 28, 2012	Gross	Accumulated Amortization	Net
Purchased intangible assets with finite lives:
Technology	$2,187	$(737)	$1,450
Customer relationships	2,263	(1,505)	758
Other	122	(103)	19

Total purchased intangible assets with finite lives	4,572	(2,345)	2,227
In-process research & development, with indefinite lives	9	—	9

Total	$4,581	$(2,345)	$2,236

July 30, 2011	Gross	Accumulated Amortization	Net
Purchased intangible assets with finite lives:
Technology	$1,961	$(561)	$1,400
Customer relationships	2,277	(1,346)	931
Other	123	(91)	32

Total purchased intangible assets with finite lives	4,361	(1,998)	2,363
In-process research & development, with indefinite lives	178	—	178

Total	$4,539	$(1,998)	$2,541

Purchased intangible assets include intangible assets acquired through business combinations as well as through direct purchases or licenses.

CISCO SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

The following table presents the amortization of purchased intangible assets (in millions):

	$00,00	$00,00	$00,00	$00,00
	Three Months Ended		Six Months Ended
	January 28, 2012	January 29, 2011	January 28, 2012	January 29, 2011
Amortization of purchased intangible assets:
Cost of sales	$99	$171	$195	$277
Operating expenses	97	203	196	316

Total	$196	$374	$391	$593

There were no impairment charges in the three and six months ended January 28, 2012. The amortization of purchased intangible assets for the three and six months ended January 29, 2011 included impairment charges of approximately $155 million, of which $63 million was recorded to product cost of sales and $92 million was recorded to operating expenses. These impairment charges were primarily due to declines in estimated fair value as a result of reductions in expected future cash flows associated with certain of the Company’s consumer products. The impairment of such purchased intangible assets was categorized as $96 million in technology, $40 million in customer relationships, and $19 million in other.

The estimated future amortization expense of purchased intangible assets with finite lives as of January 28, 2012 is as follows (in millions):

Fiscal Year	Amount
2012 (remaining six months)	$399
2013	675
2014	492
2015	417
2016	191
Thereafter	53

Total	$2,227

5.	Restructuring and Other Charges

In fiscal 2011, the Company initiated a number of key, targeted actions to address several areas in its business model. These actions are intended to simplify and focus the Company’s organization and operating model; align the Company’s cost structure given transitions in the marketplace; divest or exit underperforming operations; and deliver value to the Company’s shareholders. The Company is taking these actions to align its business based on its five foundational priorities: leadership in its core business (routing, switching, and associated services), which includes comprehensive security and mobility solutions; collaboration; data center virtualization and cloud; video; and architectures for business transformation.

Pursuant to the restructuring that the Company announced in July 2011, the Company has incurred cumulative charges of $926 million (included as part of the charges discussed below). The Company expects that the total pre-tax charges pursuant to these restructuring actions will be approximately $1 billion and it expects the remaining charges to be incurred in the second half of fiscal 2012. The following table summarizes the activities related to the restructuring and other charges since the Company’s July 2011 announcement related to the realignment and restructuring of the Company’s business as well as certain consumer product lines as announced during April 2011 (in millions):

	Voluntary Early Retirement Program	Employee Severance	Goodwill Intangible Assets	Other	Total
Charges in fiscal 2011	$453	$247	$71	$28	$799
Cash payments	(436)	(13)	—	—	(449)
Non-cash items	—	—	(71)	(17)	(88)

Balance as of July 30, 2011	17	234	—	11	262
Charges	—	179	—	26	205
Cash payments	(17)	(350)	—	(9)	(376)
Non-cash items	—	—	—	(16)	(16)

Balance as of January 28, 2012	$—	$63	$—	$12	$75

CISCO SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

During the three months ended January 28, 2012, the Company incurred restructuring charges of $3 million. During the six months ended January 28, 2012, the Company incurred total restructuring charges of $205 million consisting of $179 million of employee severance charges and $26 million of other restructuring charges. The employee severance charges consisted of $217 million of charges primarily related to impacted employees in the Company’s international locations, partially offset by a reduction of $38 million related to a change in estimate regarding certain employee severance charges incurred in the fourth quarter of fiscal 2011. Other charges incurred during the six months ended January 28, 2012 were primarily for the consolidation of excess facilities, as well as an incremental charge related to the sale of the Company’s Juarez, Mexico manufacturing operations, which sale was completed in the first quarter of fiscal 2012.

6.	Balance Sheet Details

The following tables provide details of selected balance sheet items (in millions):

	January 28, 2012	July 30, 2011
Inventories:
Raw materials	$148	$219
Work in process	36	52
Finished goods:
Distributor inventory and deferred cost of sales	704	631
Manufactured finished goods	424	331

Total finished goods	1,128	962

Service-related spares	198	182
Demonstration systems	80	71

Total	$1,590	$1,486

Property and equipment, net:
Land, buildings, and building & leasehold improvements	$4,608	$4,760
Computer equipment and related software	1,443	1,429
Production, engineering, and other equipment	5,172	5,093
Operating lease assets (1)	307	293
Furniture and fixtures	486	491

	12,016	12,066
Less accumulated depreciation and amortization (1)	(8,305)	(8,150)

Total	$3,711	$3,916

(1) Accumulated depreciation related to operating lease assets was $182 and $169 as of January 28, 2012 and July 30, 2011, respectively.

Other assets:
Deferred tax assets	$2,055	$1,864
Investments in privately held companies	864	796
Other	782	441

Total	$3,701	$3,101

Deferred revenue:
Service	$8,478	$8,521
Product:
Unrecognized revenue on product shipments and other deferred revenue	3,038	3,003
Cash receipts related to unrecognized revenue from two-tier distributors	946	683

Total product deferred revenue	3,984	3,686

Total	$12,462	$12,207

Reported as:
Current	$8,534	$8,025
Noncurrent	3,928	4,182

Total	$12,462	$12,207

CISCO SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

7.	Financing Receivables and Guarantees

(a) Financing Receivables

Financing receivables primarily consist of lease receivables, loan receivables, and financed service contracts and other. Lease receivables represent sales-type and direct-financing leases resulting from the sale of the Company’s and complementary third-party products and are typically collateralized by a security interest in the underlying assets. Lease receivables consist of arrangements with terms of four years on average while loan receivables generally have terms of up to three years. The financed service contracts and other category includes financing receivables related to technical support and advanced services, as well as an insignificant amount of receivables related to financing of certain indirect costs associated with leases. Revenue related to the technical support services is typically deferred and included in deferred service revenue and is recognized ratably over the period during which the related services are to be performed, which typically ranges from one to three years.

A summary of the Company’s financing receivables is presented as follows (in millions):

January 28, 2012	Lease Receivables	Loan Receivables	Financed Service Contracts & Other (1)	Total Financing Receivables
Gross	$3,293	$1,673	$2,666	$7,632
Unearned income	(244)	—	—	(244)
Allowance for credit loss	(250)	(110)	(9)	(369)

Total, net	$2,799	$1,563	$2,657	$7,019

Reported as:
Current	$1,155	$932	$1,460	$3,547
Noncurrent	1,644	631	1,197	3,472

Total, net	$2,799	$1,563	$2,657	$7,019

July 30, 2011	Lease Receivables	Loan Receivables	Financed Service Contracts & Other (1)	Total Financing Receivables
Gross	$3,111	$1,468	$2,637	$7,216
Unearned income	(250)	—	—	(250)
Allowance for credit loss	(237)	(103)	(27)	(367)

Total, net	$2,624	$1,365	$2,610	$6,599

Reported as:
Current	$1,087	$673	$1,351	$3,111
Noncurrent	1,537	692	1,259	3,488

Total, net	$2,624	$1,365	$2,610	$6,599

(1)	As of January 28, 2012 and July 30, 2011, the deferred service revenue related to financed service contracts and other was $1,951 million and $2,044 million, respectively.

Contractual maturities of the gross lease receivables at January 28, 2012 are summarized as follows (in millions):

Fiscal Year	Amount
2012 (remaining six months)	$766
2013	1,132
2014	803
2015	415
2016	156
Thereafter	21

Total	$3,293

Actual cash collections may differ from the contractual maturities due to early customer buyouts, refinancings, or defaults.

CISCO SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(b) Credit Quality of Financing Receivables

Financing receivables categorized by the Company’s internal credit risk rating as of January 28, 2012 and July 30, 2011 are summarized as follows (in millions):

	INTERNAL CREDIT RISK RATING
January 28, 2012	1 to 4	5 to 6	7 and Higher	Total	Residual Value	Gross Receivables, Net of Unearned Income
Lease receivables	$1,502	$1,226	$31	$2,759	$290	$3,049
Loan receivables	744	899	30	1,673	—	1,673
Financed service contracts & other	1,660	938	68	2,666	—	2,666

Total	$3,906	$3,063	$129	$7,098	$290	$7,388

	INTERNAL CREDIT RISK RATING
July 30, 2011	1 to 4	5 to 6	7 and Higher	Total	Residual Value	Gross Receivables, Net of Unearned Income
Established Markets
Lease receivables	$1,214	$1,182	$23	$2,419	$292	$2,711
Loan receivables	204	187	4	395	—	395
Financed service contracts & other	1,622	939	52	2,613	—	2,613

Total Established Markets	$3,040	$2,308	$79	$5,427	$292	$5,719

Growth Markets
Lease receivables	$35	$93	$18	$146	$4	$150
Loan receivables	458	580	35	1,073	—	1,073
Financed service contracts & other	1	19	4	24	—	24

Total Growth Markets	$494	$692	$57	$1,243	$4	$1,247

Total	$3,534	$3,000	$136	$6,670	$296	$6,966

The Company determines the adequacy of its allowance for credit loss by assessing the risks and losses inherent in its financing receivables by portfolio segment. The portfolio segment is based on the types of financing offered by the Company to its customers: lease receivables, loan receivables, and financed service contracts and other. Effective in the second quarter of fiscal 2012, the Company combined its financing receivables into a single class as the two prior classes, Established Markets and Growth Markets, now exhibit similar risk characteristics as reflected by the Company’s historical losses. In addition, effective in the second quarter of fiscal 2012, the Company also refined its methodology for calculating its allowance for financing receivables as discussed under (c) Allowance for Credit Loss Rollforward.

The Company’s internal credit risk ratings of 1 through 4 correspond to investment-grade ratings, while credit risk ratings of 5 and 6 correspond to non-investment-grade ratings. Credit risk ratings of 7 and higher correspond to substandard ratings and constitute a relatively small portion of the Company’s financing receivables.

In circumstances when collectability is not deemed reasonably assured, the associated revenue is deferred in accordance with the Company’s revenue recognition policies, and the related allowance for credit loss, if any, is included in deferred revenue. The Company also records deferred revenue associated with financing receivables when there are remaining performance obligations, as it does for financed service contracts. Total allowances for credit loss and deferred revenue as of January 28, 2012 and July 30, 2011 were $2,599 million and $2,793 million, respectively, and they were associated with financing receivables (net of unearned income) of $7,388 million and $6,966 million as of their respective period ends. The losses that the Company has incurred historically as well as in the periods presented with respect to its financing receivables have been immaterial and consistent with the performance of an investment-grade portfolio. The Company did not modify any financing receivables during the periods presented.

CISCO SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

The following tables present the aging analysis of financing receivables as of January 28, 2012 and July 30, 2011 (in millions):

	DAYS PAST DUE (INCLUDES BILLED AND UNBILLED)
January 28, 2012	31-60	61-90	91+	Total Past Due	Current	Gross Receivables, Net of Unearned Income	Non- Accrual Financing Receivables	Impaired Financing Receivables
Lease receivables	$180	$55	$188	$423	$2,626	$3,049	$24	$14
Loan receivables	16	26	6	48	1,625	1,673	5	4
Financed service contracts & other	129	63	211	403	2,263	2,666	11	7

Total	$325	$144	$405	$874	$6,514	$7,388	$40	$25

	DAYS PAST DUE (INCLUDES BILLED AND UNBILLED)
July 30, 2011	31-60	61-90	91+	Total Past Due	Current	Gross Receivables, Net of Unearned Income	Non- Accrual Financing Receivables	Impaired Financing Receivables
Established Markets
Lease receivables	$85	$33	$139	$257	$2,454	$2,711	$16	$6
Loan receivables	6	1	9	16	379	395	1	1
Financed service contracts & other	68	33	265	366	2,247	2,613	17	6

Total Established Markets	$159	$67	$413	$639	$5,080	$5,719	$34	$13

Growth Markets
Lease receivables	$4	$2	$13	$19	$131	$150	$18	$18
Loan receivables	2	6	12	20	1,053	1,073	3	3
Financed service contracts & other	—	—	—	—	24	24	—	—

Total Growth Markets	$6	$8	$25	$39	$1,208	$1,247	$21	$21

Total	$165	$75	$438	$678	$6,288	$6,966	$55	$34

Past due financing receivables are those that are 31 days or more past due according to their contractual payment terms. The data in the preceding tables are presented by contract and the aging classification of each contract is based on the oldest outstanding receivable, and therefore past due amounts also include unbilled and current receivables within the same contract. The preceding aging tables exclude pending adjustments on billed tax assessment in certain international markets. The balances of either unbilled or current financing receivables included in the greater-than-90 days past due category for lease receivables, loan receivables, and financed service contracts and other were, respectively, $148 million, $3 million, and $169 million as of January 28, 2012; and were, respectively, $116 million, $15 million, and $230 million as of July 30, 2011.

As of January 28, 2012, the Company had financing receivables of $80 million, net of unbilled or current receivables from the same contract, that were in the greater-than-90 days past due category but remained on accrual status. Such balance was $50 million as of July 30, 2011. A financing receivable may be placed on non-accrual status earlier if, in management’s opinion, a timely collection of the full principal and interest becomes uncertain.

CISCO SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(c) Allowance for Credit Loss Rollforward

The allowances for credit loss and the related financing receivables are summarized as follows (in millions):

Allowance for Credit Loss	Lease Receivables	Loan Receivables	Financed Service Contracts & Other	Total
BALANCE AT JULY 30, 2011	$237	$103	$27	$367
Provisions	2	5	2	9
Foreign exchange and other	(6)	(5)	—	(11)

BALANCE AT OCTOBER 29, 2011	233	103	29	365
Provisions	18	4	(18)	4
Foreign exchange and other	(1)	3	(2)	—

BALANCE AT JANUARY 28, 2012	$250	$110	$9	$369

Gross receivables, net of unearned income, as of January 28, 2012	$3,049	$1,673	$2,666	$7,388

Allowance for Credit Loss	Lease Receivables	Loan Receivables	Financed Service Contracts & Other	Total
BALANCE AT JULY 31, 2010	$207	$73	$21	$301
Provisions	6	(15)	3	(6)
Write offs, net of recoveries	(1)	—	(1)	(2)
Foreign exchange and other	20	22	—	42

BALANCE AT OCTOBER 30, 2010	232	80	23	335
Provisions	15	24	4	43
Foreign exchange and other	(14)	(20)	—	(34)

BALANCE AT JANUARY 29, 2011	$233	$84	$27	$344

Gross receivables, net of unearned income, as of January 29, 2011	$2,513	$1,294	$2,285	$6,092

When determining the allowances for credit loss, financing receivables are evaluated on an individual or a collective basis. When evaluating lease and loan receivables and the earned portion of financed service contracts for possible impairment on an individual basis, the Company considers historical experience, credit quality, age of the receivable balances, and economic conditions that may affect a customer’s ability to pay. When the evaluation indicates that it is probable that all amounts due pursuant to the contractual terms of the financing agreement, including scheduled interest payments, are unable to be collected, the financing receivable is considered impaired. All such outstanding amounts, including any accrued interest, are assessed at the customer level and will be fully reserved. Typically, the Company considers receivables with a risk rating of 8 or higher to be impaired. Financing receivables that were individually evaluated for impairment during the periods presented were not material and therefore are not presented separately in the preceding tables.

The Company evaluates the remainder of its financing receivables portfolio for impairment on a collective basis and records an allowance for credit loss at the portfolio segment level. Effective at the beginning of the second quarter of fiscal 2012, the Company refined its methodology for determining the portion of its allowance for credit loss that is evaluated on a collective basis. The refinement consists of more systematically giving effect to economic conditions, concentration of risk and correlation. The Company also began to use expected default frequency rates published by a major third-party credit-rating agency as well as its own historical loss rate in the event of default. Previously the Company used only historical loss rates published by the same third-party credit-rating agency. These refinements are intended to better identify changes in macroeconomic conditions and credit risk. There was not a material change to the Company’s total allowance for credit loss related to financing receivables as a result of these methodology refinements. See the Company’s Annual Report on Form 10-K for the fiscal year ended July 30, 2011 for a discussion of the methodology applied in previous periods.

(d) Financing Guarantees

In the ordinary course of business, the Company provides financing guarantees for various third-party financing arrangements extended to channel partners and end-user customers. Payments under these financing guarantee arrangements were not material for the periods presented.

Channel Partner Financing Guarantees The Company facilitates arrangements for third-party financing extended to channel partners, consisting of revolving short-term financing, generally with payment terms ranging from 60 to 90 days. These financing arrangements facilitate the working capital requirements of the channel partners and, in some cases, the Company guarantees a portion of these arrangements. The volume of channel partner financing was $5.4 billion and $4.5 billion for the three months ended January 28, 2012 and January 29, 2011, respectively. The volume of channel partner financing was $10.7 billion and $9.0 billion for the six months ended January 28, 2012 and January 29, 2011, respectively. The balance of the channel partner financing subject to guarantees was $1.6 billion as of January 28, 2012 and $1.4 billion as of July 30, 2011.

CISCO SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

End-User Financing Guarantees The Company also provides financing guarantees for third-party financing arrangements extended to end-user customers related to leases and loans that typically have terms of up to three years. The volume of financing provided by third parties for leases and loans on which the Company had provided guarantees was $60 million and $74 million for the three months ended January 28, 2012 and January 29, 2011, respectively, and was $95 million and $109 million for the six months ended January 28, 2012 and January 29, 2011, respectively.

Financing Guarantee Summary The aggregate amount of financing guarantees outstanding at January 28, 2012 and July 30, 2011, representing the total maximum potential future payments under financing arrangements with third parties along with the related deferred revenue are summarized in the following table (in millions):

	January 28, 2012	July 30, 2011
Maximum potential future payments relating to financing guarantees:
Channel partner	$353	$336
End user	247	277

Total	$600	$613

Deferred revenue associated with financing guarantees:
Channel partner	$(240)	$(248)
End user	(224)	(248)

Total	$(464)	$(496)

Maximum potential future payments relating to financing guarantees, net of associated deferred revenue	$136	$117

8.	Investments

(a) Summary of Available-for-Sale Investments

The following tables summarize the Company’s available-for-sale investments (in millions):

January 28, 2012	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Fixed income securities:
U.S. government securities	$20,983	$61	$—	$21,044
U.S. government agency securities (1)	8,517	29	—	8,546
Non-U.S. government and agency securities (2)	2,884	9	(3)	2,890
Corporate debt securities	4,195	51	(12)	4,234
Asset-backed securities	110	2	(5)	107

Total fixed income securities	36,689	152	(20)	36,821
Publicly traded equity securities	819	543	(2)	1,360

Total	$37,508	$695	$(22)	$38,181

July 30, 2011	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Fixed income securities:
U.S. government securities	$19,087	$52	$—	$19,139
U.S. government agency securities (1)	8,742	35	(1)	8,776
Non-U.S. government and agency securities (2)	3,119	14	(1)	3,132
Corporate debt securities	4,333	65	(4)	4,394
Asset-backed securities	120	5	(4)	121

Total fixed income securities	35,401	171	(10)	35,562
Publicly traded equity securities	734	639	(12)	1,361

Total	$36,135	$810	$(22)	$36,923

(1)	Includes corporate debt securities that are guaranteed by the Federal Deposit Insurance Corporation (FDIC).
(2)	Includes agency and corporate debt securities that are guaranteed by non-U.S. governments.

CISCO SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(b) Gains and Losses on Available-for-Sale Investments

The following table presents the gross realized gains and gross realized losses related to the Company’s available-for-sale investments (in millions):

	Three Months Ended		Six Months Ended
	January 28, 2012	January 29, 2011	January 28, 2012	January 29, 2011
Gross realized gains	$188	$49	$424	$165
Gross realized losses	(151)	(32)	(378)	(58)

Total	$37	$17	$46	$107

The following table presents the realized net gains (losses) related to the Company’s available-for-sale investments (in millions):

	Three Months Ended		Six Months Ended
	January 28, 2012	January 29, 2011	January 28, 2012	January 29, 2011
Net gains on investments in publicly traded equity securities	$31	$11	$15	$30
Net gains on investments in fixed income securities	6	6	31	77

Total	$37	$17	$46	$107

Impairment charges on available-for-sale investments were not material for the periods presented.

The following table summarizes the activity related to credit losses for fixed income securities (in millions):

Six Months Ended	January 28, 2012	January 29, 2011
Balance at beginning of period	$(23)	$(95)
Sales of other-than-temporarily impaired fixed income securities	4	45

Balance at end of period	$(19)	$(50)

CISCO SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

The following tables present the breakdown of the available-for-sale investments with gross unrealized losses and the duration that those losses had been unrealized at January 28, 2012 and July 30, 2011 (in millions):

	UNREALIZED LOSSES LESS THAN 12 MONTHS		UNREALIZED LOSSES 12 MONTHS OR GREATER		TOTAL
January 28, 2012	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Fixed income securities:
Non-U.S. government and agency securities (1)	$1,247	$(3)	$—	$—	$1,247	$(3)
Corporate debt securities	935	(10)	52	(2)	987	(12)
Asset-backed securities	1	—	98	(5)	99	(5)

Total fixed income securities	2,183	(13)	150	(7)	2,333	(20)
Publicly traded equity securities	27	(2)	—	—	27	(2)

Total	$2,210	$(15)	$150	$(7)	$2,360	$(22)

	UNREALIZED LOSSES LESS THAN 12 MONTHS		UNREALIZED LOSSES 12 MONTHS OR GREATER		TOTAL
July 30, 2011	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Fixed income securities:
U.S. government agency securities (2)	$2,310	$(1)	$—	$—	$2,310	$(1)
Non-U.S. government and agency securities (1)	875	(1)	—	—	875	(1)
Corporate debt securities	548	(2)	56	(2)	604	(4)
Asset-backed securities	—	—	105	(4)	105	(4)

Total fixed income securities	3,733	(4)	161	(6)	3,894	(10)
Publicly traded equity securities	112	(12)	—	—	112	(12)

Total	$3,845	$(16)	$161	$(6)	$4,006	$(22)

(1)	Includes agency and corporate debt securities that are guaranteed by non-U.S. governments.
(2)	Includes corporate debt securities that are guaranteed by the FDIC.

As of January 28, 2012, for fixed income securities that were in unrealized loss positions, the Company has determined that (i) it does not have the intent to sell any of these investments and (ii) it is not more likely than not that it will be required to sell any of these investments before recovery of the entire amortized cost basis. In addition, as of January 28, 2012, the Company anticipates that it will recover the entire amortized cost basis of such fixed income securities and has determined that no other-than-temporary impairments associated with credit losses were required to be recognized during the three and six months ended January 28, 2012.

The Company has evaluated its publicly traded equity securities as of January 28, 2012 and has determined that there was no indication of other-than-temporary impairments in the respective categories of unrealized losses. This determination was based on several factors, which include the length of time and extent to which fair value has been less than the cost basis, the financial condition and near-term prospects of the issuer, and the Company’s intent and ability to hold the publicly traded equity securities for a period of time sufficient to allow for any anticipated recovery in market value.

(c) Maturities of Fixed Income Securities

The following table summarizes the maturities of the Company’s fixed income securities at January 28, 2012 (in millions):

	Amortized Cost	Fair Value
Less than 1 year	$18,331	$18,360
Due in 1 to 2 years	12,302	12,351
Due in 2 to 5 years	5,865	5,918
Due after 5 years	191	192

Total	$36,689	$36,821

Actual maturities may differ from the contractual maturities because borrowers may have the right to call or prepay certain obligations.

CISCO SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(d) Securities Lending

The Company periodically engages in securities lending activities with certain of its available-for-sale investments. These transactions are accounted for as a secured lending of the securities, and the securities are typically loaned only on an overnight basis. The average daily balance of securities lending for the six months ended January 28, 2012 was approximately $0.4 billion. The average daily balance of securities lending for the six months ended January 29, 2011 was approximately $2.2 billion. The Company requires collateral equal to at least 102% of the fair market value of the loaned security in the form of cash or liquid, high-quality assets. The Company engages in these secured lending transactions only with highly creditworthy counterparties, and the associated portfolio custodian has agreed to indemnify the Company against any collateral losses. The Company did not experience any losses in connection with the secured lending of securities during the periods presented. As of January 28, 2012 and July 30, 2011, the Company had no outstanding securities lending transactions.

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

CISCO SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(b) Assets and Liabilities Measured at Fair Value on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis as of January 28, 2012 and July 30, 2011 were as follows (in millions):

	JANUARY 28, 2012				JULY 30, 2011
	FAIR VALUE MEASUREMENTS				FAIR VALUE MEASUREMENTS
	Level 1	Level 2	Level 3	Total Balance	Level 1	Level 2	Level 3	Total Balance
Assets
Cash equivalents:
Money market funds	$6,612	$—	$—	$6,612	$5,852	$—	$—	$5,852
U.S. government agency securities (1)	—	—	—	—	—	1	—	1
Available-for-sale investments:
U.S. government securities	—	21,044	—	21,044	—	19,139	—	19,139
U.S. government agency securities (1)	—	8,546	—	8,546	—	8,776	—	8,776
Non-U.S. government and agency securities (2)	—	2,890	—	2,890	—	3,132	—	3,132
Corporate debt securities	—	4,234	—	4,234	—	4,394	—	4,394
Asset-backed securities	—	107	—	107	—	—	121	121
Publicly traded equity securities	1,360	—	—	1,360	1,361	—	—	1,361
Derivative assets	—	238	1	239	—	220	2	222

Total	$7,972	$37,059	$1	$45,032	$7,213	$35,662	$123	$42,998

Liabilities:
Derivative liabilities	$—	$48	$—	$48	$—	$24	$—	$24

Total	$—	$48	$—	$48	$—	$24	$—	$24

(1)	Includes corporate debt securities that are guaranteed by the FDIC.
(2)	Includes agency and corporate debt securities that are guaranteed by non-U.S. governments.

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

Level 3 assets include certain derivative instruments, the values of which are determined based on discounted cash flow models using inputs that the Company could not corroborate with market data. The asset-backed securities were reclassified from Level 3 to Level 2 at the end of the three months ended January 28, 2012 as circumstances indicated an increase in market activity and related market observable data is available for such financial assets.

CISCO SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

The following tables present a reconciliation for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the six months ended January 28, 2012 and January 29, 2011 (in millions):

	Asset-Backed Securities	Derivative Assets	Total
Balance at July 30, 2011	$121	$2	$123
Total gains and losses (realized and unrealized):
Included in other income, net	3	—	3
Included in other comprehensive income	(3)	—	(3)
Sales and maturities	(14)	(1)	(15)
Transfer into Level 2	(107)	—	(107)

Balance at January 28, 2012	$—	$1	$1

	Asset-Backed Securities	Derivative Assets	Total
Balance at July 31, 2010	$149	$3	$152
Total gains and losses (realized and unrealized):
Included in other income, net	—	(1)	(1)
Included in other comprehensive income	—	—	—
Sales and maturities	(11)	—	(11)

Balance at January 29, 2011	$138	$2	$140

Losses attributable to assets still held as of January 29, 2011	$—	$(1)	$(1)

(c) Assets Measured at Fair Value on a Nonrecurring Basis

The following tables present the Company’s financial instruments and nonfinancial assets that were measured at fair value on a nonrecurring basis during the indicated periods and the related recognized gains and losses for the periods (in millions):

	$000,00000	$000,00000	$000,00000	$000,00000	$000,00000	$000,00000
		FAIR VALUE MEASUREMENTS
	Net Carrying Value as of January 28, 2012	Level 1	Level 2	Level 3	Total Losses for the Three Months Ended January 28, 2012	Total Losses for the Six Months Ended January 28, 2012
Investments in privately held companies	$6	$—	$—	$6	$(1)	$(2)
Property held for sale	$39	$—	$—	$39	(27)	(116)
Gains on assets no longer held as of January 28, 2012					14	14

Total losses for nonrecurring measurements					$(14)	$(104)

		FAIR VALUE MEASUREMENTS
	Net Carrying Value as of January 29, 2011	Level 1	Level 2	Level 3	Total Losses for the Three Months Ended January 29, 2011	Total Losses for the Six Months Ended January 29, 2011
Investments in privately held companies	$11	$—	$—	$11	$(2)	$(5)
Purchased intangible assets	$8	$—	$—	$8	(155)	(155)

Total losses for nonrecurring measurements					$(157)	$(160)

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

CISCO SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

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

10.	Borrowings

(a) Short-Term Debt

The following table summarizes the Company’s short-term debt (in millions, except percentages):

	January 28, 2012		July 30, 2011
	Amount	Weighted-Average Interest Rate	Amount	Weighted-Average Interest Rate
Commercial paper	$500	0.12%	$500	0.14%
Other notes and borrowings	105	5.98%	88	4.59%

Total short-term debt	$605		$588

In fiscal 2011, the Company established a short-term debt financing program of up to $3.0 billion through the issuance of commercial paper notes. The Company used the proceeds from the issuance of commercial paper notes for general corporate purposes, including repayment of matured debt, if applicable. The outstanding commercial paper as of January 28, 2012 and July 30, 2011 had maturity dates of approximately three months or less.

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

As of January 28, 2012, the estimated fair value of the short-term debt approximates its carrying value due to the short maturities.

(b) Long-Term Debt

The following table summarizes the Company’s long-term debt (in millions, except percentages):

	January 28, 2012		July 30, 2011
	Amount	Effective Rate	Amount	Effective Rate
Senior Notes:
Floating-rate notes, due 2014	$1,250	0.89%	$1,250	0.60%
1.625% fixed-rate notes, due 2014	2,000	0.88%	2,000	0.58%
2.90% fixed-rate notes, due 2014	500	3.11%	500	3.11%
5.50% fixed-rate notes, due 2016	3,000	3.17%	3,000	3.06%
3.15% fixed-rate notes, due 2017	750	1.11%	750	0.81%
4.95% fixed-rate notes, due 2019	2,000	5.08%	2,000	5.08%
4.45% fixed-rate notes, due 2020	2,500	4.50%	2,500	4.50%
5.90% fixed-rate notes, due 2039	2,000	6.11%	2,000	6.11%
5.50% fixed-rate notes, due 2040	2,000	5.67%	2,000	5.67%

Total	16,000		16,000
Unaccreted discount	(71)		(73)
Hedge accounting adjustment	370		307

Total long-term debt	$16,299		$16,234

CISCO SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

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

The effective rates for the fixed-rate debt include the interest on the notes, the accretion of the discount, and, if applicable, adjustments related to hedging. Based on market prices, the fair value of the Company’s long-term debt was $18.3 billion as of January 28, 2012.

Interest is payable semiannually on each class of the senior fixed-rate notes and payable quarterly on the floating-rate notes. Each of the senior fixed-rate notes is redeemable by the Company at any time, subject to a make-whole premium.

The senior notes rank at par with the issued commercial paper notes, as well as any other commercial paper notes that may be issued in the future pursuant to the short-term debt financing program, as discussed earlier under “Short-Term Debt.” The Company was in compliance with all debt covenants as of January 28, 2012.

Future principal payments for long-term debt as of January 28, 2012 are summarized as follows (in millions):

Fiscal Year	Amount
2014	$3,250
2015	500
2016	3,000
Thereafter	9,250

Total	$16,000

(c) Credit Facility

On February 17, 2012, the Company entered into a credit agreement with certain institutional lenders that provides for a $3.0 billion unsecured revolving credit facility that is scheduled to expire on February 17, 2017. Any advances under the credit agreement will accrue interest at rates that are equal to, based on certain conditions, either (i) the higher of the Federal Funds rate plus 0.50%, Bank of America’s “prime rate” as announced from time to time or one-month LIBOR plus 1.00%, or (ii) LIBOR plus a margin that is based on the Company’s senior debt credit ratings as published by Standard & Poor’s Financial Services, LLC and Moody’s Investors Service, Inc. The credit agreement requires the Company to comply with certain covenants, including that it maintains an interest coverage ratio as defined in the agreement.

The Company may also, upon the agreement of either the then-existing lenders or additional lenders not currently parties to the agreement, increase the commitments under the credit facility by up to an additional $2.0 billion and/or extend the expiration date of the credit facility up to February 17, 2019. As of February 21, 2012, the Company was in compliance with the required interest coverage ratio and the other covenants, and the Company had not borrowed any funds under the credit facility.

This credit facility replaces the Company’s prior credit facility that was entered into on August 17, 2007, which was terminated in connection with its entering into the new credit facility. As of January 28, 2012, the Company was in compliance with the required interest coverage ratio and the other covenants, and it had not borrowed any funds under the prior credit facility.

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

CISCO SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

The fair values of the Company’s derivative instruments and the line items on the Consolidated Balance Sheets to which they were recorded are summarized as follows (in millions):

	DERIVATIVE ASSETS			DERIVATIVE LIABILITIES
	Balance Sheet Line Item	January 28, 2012	July 30, 2011	Balance Sheet Line Item	January 28, 2012	July 30, 2011
Derivatives designated as hedging instruments:
Foreign currency derivatives	Other current assets	$11	$67	Other current liabilities	$27	$12
Interest rate derivatives	Other assets	222	146	Other long-term liabilities	—	—

Total		$233	$213		$27	$12

Derivatives not designated as hedging instruments:
Foreign currency derivatives	Other current assets	$5	$7	Other current liabilities	$21	$12
Equity derivatives	Other assets	1	2	Other long-term liabilities	—	—

Total		6	9		21	12

Total		$239	$222		$48	$24

The effects of the Company’s cash flow hedging instruments on other comprehensive income (OCI) and the Consolidated Statements of Operations are summarized as follows (in millions):

Three Months Ended	GAINS (LOSSES) RECOGNIZED IN OCI ON DERIVATIVES (EFFECTIVE PORTION)		GAINS (LOSSES) RECLASSIFIED FROM AOCI INTO INCOME (EFFECTIVE PORTION)
Derivatives Designated as Cash Flow Hedging Instruments	January 28, 2012	January 29, 2011	Line Item in Statements of Operations	January 28, 2012	January 29, 2011
Foreign currency derivatives	$(44)	$(10)	Operating expenses	$(22)	$17
			Cost of sales-service	(4)	3

Total	$(44)	$(10)		$(26)	$20

Six Months Ended	GAINS (LOSSES) RECOGNIZED IN OCI ON DERIVATIVES (EFFECTIVE PORTION)		GAINS (LOSSES) RECLASSIFIED FROM AOCI INTO INCOME (EFFECTIVE PORTION)
Derivatives Designated as Cash Flow Hedging Instruments	January 28, 2012	January 29, 2011	Line Item in Statements of Operations	January 28, 2012	January 29, 2011
Foreign currency derivatives	$(94)	$45	Operating expenses	$(22)	$23
			Cost of sales-service	(4)	4

Total	$(94)	$45		$(26)	$27

During the three and six months ended January 28, 2012 and January 29, 2011, the amounts recognized in earnings on derivative instruments designated as cash flow hedges related to the ineffective portion were not material, and the Company did not exclude any component of the changes in fair value of the derivative instruments from the assessment of hedge effectiveness. As of January 28, 2012, the Company estimates that approximately $50 million of net derivative losses related to its cash flow hedges included in AOCI will be reclassified into earnings within the next 12 months.

CISCO SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

The effect on the Consolidated Statements of Operations of derivative instruments designated as fair value hedges and the underlying hedged items is summarized as follows (in millions):

	00000000.00	00000000.00	00000000.00	00000000.00	00000000.00
Three Months Ended		GAINS (LOSSES) ON DERIVATIVE INSTRUMENTS		GAINS (LOSSES) RELATED TO HEDGED ITEMS
Derivatives Designated as Fair Value Hedging Instruments	Line Item in Statements of Operations	January 28, 2012	January 29, 2011	January 28, 2012	January 29, 2011
Interest rate derivatives	Interest expense	$41	$(53)	$(42)	$55

Six Months Ended		GAINS (LOSSES) ON DERIVATIVE INSTRUMENTS		GAINS (LOSSES) RELATED TO HEDGED ITEMS
Derivatives Designated as Fair Value Hedging Instruments	Line Item in Statements of Operations	January 28, 2012	January 29, 2011	January 28, 2012	January 29, 2011
Interest rate derivatives	Interest expense	$76	$(23)	$(78)	$23

The Company did not exclude, from the assessment of hedge effectiveness in the preceding tables, any component of the changes in fair value of the derivative instruments designated as fair value hedges.

The effect on the Consolidated Statements of Operations of derivative instruments not designated as hedges is summarized as follows (in millions):

		GAINS (LOSSES) FOR THE THREE MONTHS ENDED		GAINS (LOSSES) FOR THE SIX MONTHS ENDED
Derivatives Not Designated as Hedging Instruments	Line Item in Statements of Operations	January 28, 2012	January 29, 2011	January 28, 2012	January 29, 2011
Foreign currency derivatives	Other income, net	$(88)	$16	$(145)	$130
Total return swaps-deferred compensation	Cost of Sales	3	—	3	—
	Operating expenses	10	13	(10)	24
Equity derivatives	Other income, net	(18)	3	(11)	8

Total		$(93)	$32	$(163)	$162

The notional amounts of the Company’s outstanding derivatives are summarized as follows (in millions):

	January 28, 2012	July 30, 2011
Derivatives designated as hedging instruments:
Foreign currency derivatives–cash flow hedges	$2,125	$3,433
Interest rate derivatives	4,250	4,250
Net investment hedging instruments	66	73
Derivatives not designated as hedging instruments:
Foreign currency derivatives	5,201	4,565
Total return swaps	275	262

Total	$11,917	$12,583

(b) Foreign Currency Exchange Risk

The Company conducts business globally in numerous currencies. Therefore, it is exposed to adverse movements in foreign currency exchange rates. To limit the exposure related to foreign currency changes, the Company enters into foreign currency contracts. The Company does not enter into such contracts for trading purposes.

The Company hedges forecasted foreign currency transactions related to certain operating expenses and service cost of sales with currency options and forward contracts. These currency option and forward contracts, designated as cash flow hedges, generally have maturities of less than 18 months. The Company assesses effectiveness based on changes in total fair value of the derivatives. The effective portion of the derivative instrument’s gain or loss is initially reported as a component of AOCI and subsequently reclassified into earnings when the hedged exposure affects earnings. The ineffective portion, if any, of the gain or loss is reported in earnings immediately. During the fiscal years presented, the Company did not discontinue any cash flow hedge for which it was probable that a forecasted transaction would not occur.

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

CISCO SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

The Company hedges certain net investments in its foreign subsidiaries with forward contracts, which generally have maturities of up to six months. The Company recognized a loss of $2 million and $6 million in OCI for the effective portion of its net investment hedges for the three and six months ended January 28, 2012, respectively. Such losses for each of the three and six months ended January 29, 2011 were $5 million.

(c) Interest Rate Risk

Interest Rate Derivatives, Investments The Company’s primary objective for holding fixed income securities is to achieve an appropriate investment return consistent with preserving principal and managing risk. To realize these objectives, the Company may utilize interest rate swaps or other derivatives designated as fair value or cash flow hedges. As of January 28, 2012 and July 30, 2011 the Company did not have any outstanding interest rate derivatives related to its fixed income securities.

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

(d) Equity Price Risk

The Company may hold equity securities for strategic purposes or to diversify its overall investment portfolio. The publicly traded equity securities in the Company’s portfolio are subject to price risk. To manage its exposure to changes in the fair value of certain equity securities, the Company may enter into equity derivatives that are designated as fair value hedges. The changes in the value of the hedging instruments are included in other income, net, and offset the change in the fair value of the underlying hedged investment. In addition, the Company periodically manages the risk of its investment portfolio by entering into equity derivatives that are not designated as accounting hedges. The changes in the fair value of these derivatives were also included in other income, net. The Company did not have any equity derivatives outstanding related to its investment portfolio at January 28, 2012 and July 30, 2011.

The Company is also exposed to variability in compensation charges related to certain deferred compensation obligations to employees. Although not designated as accounting hedges, the Company utilizes derivatives such as total return swaps to economically hedge this exposure. The fair value of such derivative instruments was negligible as of January 28, 2012.

(e) Credit-Risk-Related Contingent Features

Certain derivative instruments are executed under agreements that have provisions requiring the Company and the counterparty to maintain a specified credit rating from certain credit rating agencies. If the Company’s or the counterparty’s credit rating falls below a specified credit rating, either party has the right to request collateral on the derivatives’ net liability position. Such provisions did not affect the Company’s financial position as of January 28, 2012 and July 30, 2011.

CISCO SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

12.	Commitments and Contingencies

(a) Operating Leases

The Company leases office space in several U.S. locations. Outside the United States, larger leased sites include sites in Australia, Belgium, China, Germany, India, Israel, Italy, Japan, Norway, and the United Kingdom. The Company also leases equipment and vehicles. Future minimum lease payments under all noncancelable operating leases with an initial term in excess of one year as of January 28, 2012 are as follows (in millions):

Fiscal Year	Amount
2012 (remaining six months)	$197
2013	272
2014	203
2015	164
2016	75
Thereafter	279

Total	$1,190

(b) Purchase Commitments with Contract Manufacturers and Suppliers

The Company purchases components from a variety of suppliers and uses several contract manufacturers to provide manufacturing services for its products. During the normal course of business, in order to manage manufacturing lead times and help ensure adequate component supply, the Company enters into agreements with contract manufacturers and suppliers that either allow them to procure inventory based upon criteria as defined by the Company or that establish the parameters defining the Company’s requirements. A significant portion of the Company’s reported purchase commitments arising from these agreements consists of firm, noncancelable, and unconditional commitments. In certain instances, these agreements allow the Company the option to cancel, reschedule, and adjust the Company’s requirements based on its business needs prior to firm orders being placed. As of January 28, 2012 and July 30, 2011, the Company had total purchase commitments for inventory of $4.192 billion and $4.313 billion, respectively.

The Company records a liability for firm, noncancelable, and unconditional purchase commitments for quantities in excess of its future demand forecasts consistent with the valuation of the Company’s excess and obsolete inventory. As of January 28, 2012 and July 30, 2011, the liability for these purchase commitments was $152 million and $168 million, respectively, and was included in other current liabilities.

(c) Other Commitments

In connection with the Company’s business combinations and asset purchases, the Company has agreed to pay certain additional amounts contingent upon the achievement of certain agreed-upon-technology, development, product, or other milestones or the continued employment with the Company of certain employees of the acquired entities. The Company recognized such compensation expense of $14 million and $58 million during the three months ended January 28, 2012 and January 29, 2011, respectively and $28 million and $95 million during the six months ended January 28, 2012 and January 29, 2011, respectively. As of January 28, 2012, the Company estimated that future compensation expense and contingent consideration of up to $44 million may be required to be recognized pursuant to the applicable business combination and asset purchase agreements.

The Company also has certain funding commitments, primarily related to its investments in privately held companies and venture funds, some of which are based on the achievement of certain agreed-upon milestones, and some of which are required to be funded on demand. The funding commitments were $139 million and $192 million as of January 28, 2012 and July 30, 2011, respectively.

(d) Variable Interest Entities

In the ordinary course of business, the Company has investments in privately held companies and provides financing to certain customers. These privately held companies and customers may be considered to be variable interest entities. The Company evaluates on an ongoing basis its investments in these privately held companies and its customer financings and has determined that as of January 28, 2012 there were no material unconsolidated variable interest entities.

VCE is a joint venture that the Company formed in fiscal 2010 with EMC Corporation (“EMC”), with investments from VMware, Inc. (“VMware”) and Intel Corporation. VCE helps organizations leverage best-in-class technologies and disciplines from Cisco, EMC, and VMware to enable the transformation to cloud computing.

CISCO SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

As of January 28, 2012, the Company’s cumulative investment in VCE was approximately $264 million, inclusive of accrued interest, and its ownership percentage was approximately 35%. During the six months ended January 28, 2012, the Company invested approximately $157 million in VCE. The Company accounts for its investment in VCE under the equity method, and accordingly its carrying value in VCE as of January 28, 2012 was $99 million, reflecting its cumulative share of VCE’s losses. Over the next 12 months, as VCE scales its operations, the Company expects that it will make additional investments in VCE and may incur additional losses proportionate with the Company’s share.

From time to time, EMC and Cisco may enter into guarantee agreements on behalf of VCE to indemnify third parties, such as customers, for monetary damages. Such guarantees were not material as of January 28, 2012.

(e) Product Warranties and Guarantees

The following table summarizes the activity related to product warranty liability during the six months ended January 28, 2012 and January 29, 2011 (in millions):

	Six Months Ended
	January 28, 2012	January 29, 2011
Balance at beginning of period	$342	$360
Provision for warranties issued	331	229
Payments	(266)	(236)

Balance at end of period	$407	$353

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

The Company also provides financing guarantees, which are generally for various third-party financing arrangements to channel partners and other end-user customers. See Note 7. The Company’s other guarantee arrangements as of January 28, 2012 that were subject to recognition and disclosure requirements were not material.

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

The asserted claims by Brazilian federal tax authorities are for calendar years 2003 through 2007 and the asserted claims by the tax authorities from the state of Sao Paulo are for calendar years 2005 through 2007. The total asserted claims by Brazilian state and federal tax authorities aggregated to approximately $464 million for the alleged evasion of import taxes, approximately $1.0 billion for interest, and approximately $2.2 billion for various penalties, all determined using an exchange rate as of January 28, 2012. The Company has completed a thorough review of the matter and believes the asserted tax claims against it are without merit, and the Company intends to defend the claims vigorously. While the Company believes there is no legal basis for its alleged liability, due to the complexities and uncertainty surrounding the judicial process in Brazil and the nature of the claims asserting joint liability with the importer, the Company is unable to determine the likelihood of an unfavorable outcome against it and is unable to reasonably estimate a range of loss, if any. The Company does not expect a final judicial determination for several years.

CISCO SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

On March 31, 2011 and April 12, 2011, purported shareholder class action lawsuits were filed in the United States District Court for the Northern District of California against the Company and certain of its officers and directors. The lawsuits have been consolidated, and an amended consolidated complaint was filed on December 2, 2011. The consolidated action is purportedly brought on behalf of purchasers of the Company’s publicly traded securities between February 3, 2010 and May 11, 2011. Plaintiffs allege that defendants made false and misleading statements, purport to assert claims for violations of the federal securities laws, and seek unspecified compensatory damages and other relief. The Company believes the claims are without merit and intends to defend the actions vigorously. While the Company believes there is no legal basis for liability, due to the uncertainty surrounding the litigation process, the Company is unable to reasonably estimate a range of loss, if any, at this time.

Beginning on April 8, 2011, a number of purported shareholder derivative lawsuits were filed in both the United States District Court for the Northern District of California and the California Superior Court for the County of Santa Clara against the Company’s Board of Directors and several of its officers. The federal lawsuits have been consolidated in the Northern District of California. Plaintiffs in both the federal and state derivative actions allege that the Board allowed certain officers to make allegedly false and misleading statements. The complaint includes claims for violation of the federal securities laws, breach of fiduciary duties, waste of corporate assets, unjust enrichment, and violations of the California Corporations Code. The complaint seeks compensatory damages, disgorgement, and other relief.

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

(a) Stock Repurchase Program

In September 2001, the Company’s Board of Directors authorized a stock repurchase program. As of January 28, 2012, the Company’s Board of Directors had authorized an aggregate repurchase of up to $82 billion of common stock under this program and the remaining authorized repurchase amount was $8.2 billion with no termination date. A summary of the stock repurchase activity under the stock repurchase program, reported based on the trade date, is summarized as follows (in millions, except per-share amounts):

	Shares Repurchased	Weighted- Average Price per Share	Amount Repurchased
Cumulative balance at July 30, 2011	3,478	$20.64	$71,773
Repurchase of common stock under the stock repurchase program	126	15.88	2,010

Cumulative balance at January 28, 2012	3,604	$20.47	$73,783

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

(b) Cash Dividends on Shares of Common Stock

During the six months ended January 28, 2012, cash dividends of $0.12 per share, or $644 million were declared and paid on the Company’s outstanding common stock. On February 7, 2012 the Company’s Board of Directors declared a quarterly dividend of $0.08 per common share, a two-cent increase over the previous quarter’s dividend, to be paid on April 25, 2012 to all shareholders of record as of the close of business on April 5, 2012. Any future dividends will be subject to the approval of the Company’s Board of Directors.

(c) Other Repurchases of Common Stock

For the six months ended January 28, 2012 and January 29, 2011, the Company repurchased approximately 9 million and 7 million shares of common stock, or $145 million and $140 million, respectively, in settlement of employee tax withholding obligations due upon the vesting of restricted stock or stock units.

CISCO SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(d) Comprehensive Income

The components of comprehensive income for the three and six months ended January 28, 2012 and January 29, 2011 are as follows (in millions):

	Three Months Ended		Six Months Ended
	January 28, 2012	January 29, 2011	January 28, 2012	January 29, 2011
Net income	$2,182	$1,521	$3,959	$3,451
Other comprehensive income:
Change in unrealized gains and losses on investments, net of tax benefit (expense) of $15 and $43, for the three and six months ended January 28, 2012, respectively, and $(30) and $(47) for the corresponding periods of fiscal 2011, respectively	(14)	74	(73)	116
Change in derivative instruments	(18)	(30)	(68)	19
Change in cumulative translation adjustment and other, net of tax benefit (expense) of $10 and $31, for the three and six months ended January 28, 2012, respectively, and $(5) and $(15) for the corresponding periods of fiscal 2011, respectively	(106)	7	(317)	245

Comprehensive income	2,044	1,572	3,501	3,831
Comprehensive loss (income) attributable to noncontrolling interests	7	(25)	14	(27)

Comprehensive income attributable to Cisco Systems, Inc.	$2,051	$1,547	$3,515	$3,804

The components of AOCI, net of tax, are summarized as follows (in millions):

	January 28, 2012	July 30, 2011
Net unrealized gains on investments	$428	$487
Net unrealized (losses) gains on derivative instruments	(62)	6
Cumulative translation adjustment and other	484	801

Total	$850	$1,294

14.	Employee Stock Benefit Plans

(a) Employee Stock Incentive Plans

Stock Incentive Plan Program Description As of January 28, 2012, the Company had five stock incentive plans: the 2005 Stock Incentive Plan (the “2005 Plan”); the 1996 Stock Incentive Plan (the “1996 Plan”); the 1997 Supplemental Stock Incentive Plan (the “Supplemental Plan”); the Cisco Systems, Inc. SA Acquisition Long-Term Incentive Plan (the “SA Acquisition Plan”); and the Cisco Systems, Inc. WebEx Acquisition Long-Term Incentive Plan (the “WebEx Acquisition Plan”). In addition, the Company has, in connection with the acquisitions of various companies, assumed the share-based awards granted under stock incentive plans of the acquired companies or issued share-based awards in replacement thereof. Share-based awards are designed to reward employees for their long-term contributions to the Company and provide incentives for them to remain with the Company. The number and frequency of share-based awards are based on competitive practices, operating results of the Company, government regulations, and other factors. Since the inception of the stock incentive plans, the Company has granted share-based awards to a significant percentage of its employees, and the majority has been granted to employees below the vice president level. The Company’s primary stock incentive plans are summarized as follows:

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

CISCO SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Pursuant to an amendment approved by the Company’s shareholders on November 12, 2009, the number of shares available for issuance under the 2005 Plan was reduced by 1.5 shares for each share awarded as a stock grant or a stock unit, and any shares underlying awards outstanding under the 1996 Plan, the SA Acquisition Plan, and the WebEx Acquisition Plan that expire unexercised at the end of their maximum terms become available for reissuance under the 2005 Plan. The 2005 Plan permits the granting of stock options, restricted stock, restricted stock units (“RSU”), the vesting of which may be performance-based or market-based along with the requisite service requirement, and stock appreciation rights to employees (including employee directors and officers), consultants of the Company and its subsidiaries and affiliates, and non-employee directors of the Company.

Stock options and stock appreciation rights granted under the 2005 Plan have an exercise price of at least 100% of the fair market value of the underlying stock on the grant date and prior to November 12, 2009 have an expiration date no later than nine years from the grant date. The expiration date for stock options and stock appreciation rights granted subsequent to the amendment approved on November 12, 2009 shall be no later than 10 years from the grant date. The stock options will generally become exercisable for 20% or 25% of the option shares one year from the date of grant and then ratably over the following 48 or 36 months, respectively. Time-based stock grants and time-based RSUs will generally vest with respect to 20% or 25% of the shares or share units covered by the grant on each of the first through fifth or fourth anniversaries of the date of the grant, respectively.

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

(b) Employee Stock Purchase Plan

The Company has an Employee Stock Purchase Plan, which includes its subplan, the International Employee Stock Purchase Plan (together, the “Purchase Plan”), under which 471.4 million shares of the Company’s common stock have been reserved for issuance as of January 28, 2012. Eligible employees are offered shares through a 24-month offering period, which consists of four consecutive 6-month purchase periods. Employees may purchase a limited number of shares of the Company’s stock at a discount of up to 15% of the lesser of the market value at the beginning of the offering period or the end of each 6-month purchase period. The Purchase Plan is scheduled to terminate on January 3, 2020. The Company issued 18 million and 17 million shares under the Purchase Plan during the six months ended January 28, 2012 and January 29, 2011, respectively. As of January 28, 2012, 104 million shares were available for issuance under the Purchase Plan.

CISCO SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(c) Summary of Share-Based Compensation Expense

Share-based compensation expense consists primarily of expenses for stock options, stock purchase rights, restricted stock, and restricted stock units granted to employees. The following table summarizes share-based compensation expense (in millions):

	Three Months Ended		Six Months Ended
	January 28, 2012	January 29, 2011	January 28, 2012	January 29, 2011
Cost of sales – product	$14	$16	$27	$31
Cost of sales – service	40	48	77	91

Share-based compensation expense in cost of sales	54	64	104	122

Research and development	99	132	200	253
Sales and marketing	149	167	291	331
General and administrative	54	67	102	131
Restructuring and other charges	(2)	—	(2)	—

Share-based compensation expense in operating expenses	300	366	591	715

Total share-based compensation expense	$354	$430	$695	$837

As of January 28, 2012, total compensation cost related to unvested share-based awards not yet recognized was $2.9 billion, which is expected to be recognized over approximately 2.3 years on a weighted-average basis. The income tax benefit for share-based compensation expense was $93 million and $183 million for the three and six months ended January 28, 2012, respectively, and $119 million and $228 million for the three and six months ended January 29, 2011, respectively.

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

CISCO SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(d) Share-Based Awards Available for Grant

A summary of share-based awards available for grant is as follows (in millions):

Share- Based Awards Available for Grant
BALANCE AT JULY 31, 2010	295
Restricted stock, stock units, and other share-based awards granted and assumed	(84)
Share-based awards canceled/forfeited/expired	42
Additional shares reserved	2

BALANCE AT JULY 30, 2011	255
Restricted stock, stock units, and other share-based awards granted and assumed	(68)
Share-based awards canceled/forfeited/expired	39
Other	(5)

BALANCE AT JANUARY 28, 2012	221

As reflected in the preceding table, for each share awarded as restricted stock or subject to a restricted stock unit award under the 2005 Plan, an equivalent of 1.5 shares was deducted from the available share-based award balance. For restricted stock units that were awarded with vesting contingent upon the achievement of future financial performance or market-based metrics, the maximum awards that can be achieved upon full vesting of such awards were reflected in the preceding table.

(e) Restricted Stock and Stock Unit Awards

A summary of the restricted stock and stock unit activity is as follows (in millions, except per-share amounts):

	Restricted Stock/ Stock Units	Weighted- Average Grant- Date Fair Value per Share	Vest-Date Fair Value in Aggregate
BALANCE AT JULY 31, 2010	97	$22.35
Granted and assumed	56	20.62
Vested	(27)	22.54	$529
Canceled/forfeited	(10)	22.04

BALANCE AT JULY 30, 2011	116	21.50
Granted and assumed	46	17.56
Vested	(27)	22.82	$429
Canceled/forfeited	(12)	20.55

BALANCE AT JANUARY 28, 2012	123	$19.83

Prior to the initial declaration of a quarterly cash dividend on March 17, 2011, the fair value of time-based restricted stock units was measured based on the grant date share price reduced by the present value of the dividend using an expected dividend yield of 0%, as the Company did not historically pay cash dividends on its common stock. For awards granted on or subsequent to March 17, 2011, the Company used an annualized dividend yield based on the per-share dividends declared by its Board of Directors. For the awards granted during the first six months of fiscal 2012, the annualized dividend yield was 1.4%.

Approximately 2 million of the restricted stock and stock unit awards granted during the first six months of fiscal 2012 are contingent on the achievement of financial performance metrics or market-based returns. The Company estimates the fair value of market-based restricted stock units using a Monte Carlo simulation model on the date of grant.

CISCO SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(f) Stock Option Awards

A summary of the stock option activity is as follows (in millions, except per-share amounts):

	STOCK OPTIONS OUTSTANDING
	Number Outstanding	Weighted- Average Exercise Price per Share
BALANCE AT JULY 31, 2010	732	$21.39
Exercised	(80)	16.55
Canceled/forfeited/expired	(31)	25.91

BALANCE AT JULY 30, 2011	621	21.79
Assumed from acquisitions	1	1.68
Exercised	(34)	11.94
Canceled/forfeited/expired	(20)	23.59

BALANCE AT JANUARY 28, 2012	568	$22.29

The following table summarizes significant ranges of outstanding and exercisable stock options as of January 28, 2012 (in millions, except years and share prices):

	STOCK OPTIONS OUTSTANDING				STOCK OPTIONS EXERCISABLE
Range of Exercise Prices	Number Outstanding	Weighted- Average Remaining Contractual Life (in Years)	Weighted- Average Exercise Price per Share	Aggregate Intrinsic Value	Number Exercisable	Weighted- Average Exercise Price per Share	Aggregate Intrinsic Value
$ 0.01 – 15.00	27	1.99	$10.45	$250	26	$10.67	$232
15.01 – 18.00	91	2.54	17.75	165	91	17.75	164
18.01 – 20.00	163	1.40	19.29	46	162	19.29	46
20.01 – 25.00	148	3.37	22.75	—	144	22.76	—
25.01 – 35.00	139	4.58	30.64	—	123	30.63	—

Total	568	2.90	$22.29	$461	546	$22.08	$442

The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based on the Company’s closing stock price of $19.56 as of January 27, 2012, which would have been received by the option holders had those option holders exercised their stock options as of that date. The total number of in-the-money stock options exercisable as of January 28, 2012 was 219 million. As of July 30, 2011, 575 million outstanding stock options were exercisable and the weighted-average exercise price was $21.37.

15.	Income Taxes

The following table provides details of income taxes (in millions, except percentages):

	Three Months Ended		Six Months Ended
	January 28, 2012	January 29, 2011	January 28, 2012	January 29, 2011
Income before provision for income taxes	$2,749	$1,730	$4,994	$4,155
Provision for income taxes	$567	$209	$1,035	$704
Effective tax rate	20.6%	12.1%	20.7%	16.9%

As of January 28, 2012, the Company had $3.0 billion of unrecognized tax benefits, of which $2.6 billion, if recognized, would favorably impact the effective tax rate. The Company regularly engages in discussions and negotiations with tax authorities regarding tax matters in various jurisdictions. It is reasonably possible that certain federal, foreign, and state tax matters may be concluded in the next 12 months. Specific positions that may be resolved include issues involving transfer pricing and various other matters. The Company estimates that the unrecognized tax benefits at January 28, 2012 could be reduced by approximately $0.4 billion in the next 12 months.

CISCO SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

16.	Segment Information and Major Customers

(a) Net Sales and Gross Margin by Segment

The Company conducts business globally and is primarily managed on a geographic basis. As of January 28, 2012, the Company has three geographic segments: the Americas; EMEA; and APJC. In fiscal 2011, the Company was organized into four geographic segments, which consisted of United States and Canada, European Markets, Emerging Markets, and Asia Pacific Markets. As a result of this geographic segment change in fiscal 2012, countries within the former Emerging Markets segment were consolidated into either EMEA or the Americas segment depending on their respective geographic locations. The Company has reclassified the geographic segment data for the prior period to conform to the current period’s presentation.

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

Summarized financial information by segment for the three and six months ended January 28, 2012 and January 29, 2011 is based on the Company’s internal management system and as utilized by the Company’s Chief Operating Decision Maker (CODM) is as follows (in millions):

	Three Months Ended		Six Months Ended
	January 28, 2012	January 29, 2011	January 28, 2012	January 29, 2011
Net sales:
Americas (1)	$6,552	$6,011	$13,140	$12,327
EMEA	3,250	2,835	6,095	5,630
APJC	1,725	1,561	3,548	3,200

Total	$11,527	$10,407	$22,783	$21,157

Gross margin:
Americas	$4,106	$3,720	$8,266	$7,771
EMEA	2,095	1,814	3,849	3,623
APJC	992	955	2,100	2,009

Segment total	7,193	6,489	14,215	13,403
Unallocated corporate items (2)	(128)	(228)	(260)	(387)

Total	$7,065	$6,261	$13,955	$13,016

(1)

Net sales in the United States were $5.6 billion and $5.2 billion for the three months ended January 28, 2012 and January 29, 2011, respectively. Net sales in the United States were $11.2 billion and $10.6 billion for the six months ended January 28, 2012 and January 29, 2011, respectively.

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

CISCO SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

The following table presents net sales for groups of similar products and services (in millions):

	Three Months Ended		Six Months Ended
	January 28, 2012	January 29, 2011	January 28, 2012	January 29, 2011
Net sales:
Switching	$3,607	$3,341	$7,282	$7,030
NGN Routing	2,077	1,919	4,185	4,096
Collaboration	1,047	952	2,140	1,929
Service Provider Video	1,015	825	1,894	1,603
Wireless	418	335	780	669
Security	334	270	654	560
Data Center	333	177	592	302
Other	287	417	543	747

Product	9,118	8,236	18,070	16,936
Service	2,409	2,171	4,713	4,221

Total	$11,527	$10,407	$22,783	$21,157

(c) Additional Segment Information

The majority of the Company’s assets, excluding cash and cash equivalents and investments, as of January 28, 2012 and July 30, 2011 were attributable to its U.S. operations. The Company’s total cash and cash equivalents and investments held by various foreign subsidiaries was $41.7 billion and $39.8 billion as of January 28, 2012 and July 30, 2011, respectively, and the remaining $5.0 billion and $4.8 billion at the respective period ends was available in the United States.

Property and equipment information is based on the physical location of the assets. The following table presents property and equipment information for geographic areas (in millions):

	January 28, 2012	July 30, 2011
Property and equipment, net:
United States	$3,153	$3,284
International	558	632

Total	$3,711	$3,916

17.	Net Income per Share

The following table presents the calculation of basic and diluted net income per share (in millions, except per-share amounts):

	Three Months Ended		Six Months Ended
	January 28, 2012	January 29, 2011	January 28, 2012	January 29, 2011
Net income	$2,182	$1,521	$3,959	$3,451

Weighted-average shares—basic	5,368	5,531	5,381	5,563
Effect of dilutive potential common shares	33	56	23	67

Weighted-average shares—diluted	5,401	5,587	5,404	5,630

Net income per share—basic	$0.41	$0.27	$0.74	$0.62

Net income per share—diluted	$0.40	$0.27	$0.73	$0.61

Antidilutive employee share-based awards, excluded	532	351	692	340

Employee equity share options, unvested shares, and similar equity instruments granted by the Company are treated as potential common shares outstanding in computing diluted earnings per share. Diluted shares outstanding include the dilutive effect of in-the-money options, unvested restricted stock and restricted stock units. The dilutive effect of such equity awards is calculated based on the average share price for each fiscal period using the treasury stock method. Under the treasury stock method, the amount the employee must pay for exercising stock options, the amount of compensation cost for future service that the Company has not yet recognized, and the amount of tax benefits that would be recorded in additional paid-in capital when the award becomes deductible are collectively assumed to be used to repurchase shares.

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

Overview

A summary of our results is as follows, for further details see our Results of Operations on page 47 (in millions, except percentages and per-share amounts):

	Three Months Ended				Six Months Ended
	January 28, 2012	January 29, 2011	Variance		January 28, 2012	January 29, 2011	Variance
Net sales	$11,527	$10,407	10.8%		$22,783	$21,157	7.7%
Gross margin percentage	61.3%	60.2%	1.1	pts.	61.3%	61.5%	(0.2	) pts.
Research and development	$1,339	$1,478	(9.4	) %	$2,714	2,909	(6.7	) %
Sales and marketing	$2,395	$2,444	(2.0	) %	$4,847	4,846	0.0%
General and administrative	$497	$452	10.0%		$1,049	910	15.3%
Total R&D, sales & marketing, general & administrative	$4,231	$4,374	(3.3	) %	$8,610	8,665	(0.6	) %
Total as a percentage of revenue	36.7%	42.0%	(5.3	) pts.	37.8%	41.0%	(3.2	) pts.
Amortization of purchased intangible assets	$97	$203	(52.2	) %	$196	316	(38.0	) %
Restructuring and other charges	$3	$—	N/M	%	$205	$—	N/M	%
Operating margin percentage	23.7%	16.2%	7.5	pts.	21.7%	19.1%	2.6	pts.
Income tax rate	20.6%	12.1%	8.5	pts.	20.7%	16.9%	3.8	pts.
Net income	$2,182	$1,521	43.5%		$3,959	$3,451	14.7%
Net income as a percentage of revenue	18.9%	14.6%	4.3	pts.	17.4%	16.3%	1.1	pts.
Earnings per share—diluted	$0.40	$0.27	48.1%		$0.73	$0.61	19.7%

Three Months Ended January 28, 2012 Compared with Three Months Ended January 29, 2011

Net sales increased 11%, with net product sales and service revenue each increasing by 11%. We achieved solid sales increases across each of our geographic segments. Total gross margin increased by 1.1 percentage points reflecting the continued positive effect of lower overall manufacturing costs, including benefits from value engineering. As a percentage of revenue, research and development, sales and marketing, and general and administrative expenses collectively decreased by 5.3 percentage points due to the expense reduction actions that we announced in fiscal 2011. Operating margin increased by 7.5 percentage points due to the combination of increased sales, improved gross margin, operating expense reductions, and the absence in the current period of impairment charges on purchased intangible assets. Our effective income tax rate was lower in the prior year period primarily due to a benefit from the retroactive reinstatement of a U.S. federal R&D tax credit. Diluted earnings per share increased by 48% from the prior year period, primarily as a result of a 43% increase in net income and also to a decline in our diluted share count of approximately 186 million shares.

We experienced a solid quarter in the second quarter of fiscal 2012, as demonstrated by the growth in revenue and earnings per share compared with the second quarter of fiscal 2011. For the second quarter of fiscal 2012, as compared to the prior year period, our net income and earnings per share increased by a greater percentage than our net sales, consistent with our goals. The business momentum in the current period is a continuation of what we experienced in the first quarter of fiscal 2012, with growth across each of our geographic segments, customer markets, and key product groups. We also achieved, one quarter ahead of schedule, the operating expense reduction goals we targeted for fiscal 2012 which were to reduce our annualized operating expense run rate (based on the operating expense run rate in the fourth quarter of fiscal 2011) by approximately $1 billion.

We experienced positive net sales growth trends across our key priority areas, with solid revenue growth in our core areas of Switching, NGN Routing, and Services. Revenue growth in other key priority areas such as Data Center, Collaboration, Service Provider Video, Wireless, and Security reflected strong demand and customer acceptance of these solutions. We believe this reflects the positive momentum we are experiencing with our technology architectures.

We continue to monitor a variety of challenges and the impact they may have on our business including the potential impacts from the global macroeconomic environment, developments in Europe, continued weakness in the public sector market, and conservative IT-related capital spending by our customers.

Six Months Ended January 28, 2012 Compared with Six Months Ended January 29, 2011

Net sales increased 8%, with net product sales increasing 7% and service revenue increasing 12%. We achieved net sales increases across each of our geographic segments. Total gross margin declined by 0.2 percentage points primarily as a result of higher sales discounts and unfavorable product pricing as well as product mix shifts, partially offset by lower manufacturing costs, higher volume and lower amortization and impairment charges from purchased intangible assets. As a percentage of revenue, research and development, sales and marketing, and general and administrative expenses collectively decreased by 3.2 percentage points. Operating margin increased by 2.6 percentage points primarily due to the decline in operating expense as a percentage of revenues, including the absence in the current period of impairment charges on purchased intangible assets, partially offset by restructuring and other charges in fiscal 2012. Diluted earnings per share increased by 20% from the prior year period, a result of both a 15% increase in net income and due to a decline in our diluted share count.

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

We continue to seek to capitalize on market transitions. Market transitions on which we are primarily focused include those related to the increased role of virtualization/the cloud, video, collaboration, networked mobility technologies and the transition from Internet Protocol Version 4 to Internet Protocol Version 6. For example, a market in which a significant market transition is underway is the enterprise data center market, where a transition to virtualization/the cloud is rapidly evolving. There is a continued growing awareness that intelligent networks are becoming the platform for productivity improvement and global competitiveness. We believe that disruption in the enterprise data center market is accelerating, due to changing technology trends such as the increasing adoption of virtualization, the rise in scalable processing, and the advent of cloud computing and cloud-based IT resource deployments and business models. These key terms are defined as follows:

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

The competitive landscape in the enterprise data center market is changing. Very large, well-financed, and aggressive competitors are each bringing their own new class of products to address this new market. We expect this competitive market trend to continue. With respect to this market, we believe the network will be the intersection of innovation through open systems and standards. We expect to see acquisitions, further industry consolidation, and new alliances among companies as they seek to serve the enterprise data center market. As we enter this next market phase, we expect that we will strengthen certain strategic alliances, compete more with certain strategic alliances and partners, and perhaps also encounter new competitors in our attempt to deliver the best solutions for our customers.

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

Net Sales

Three Months Ended January 28, 2012 Compared with Three Months Ended January 29, 2011

Net sales increased by 11%. Within the total sales growth, net product sales and service revenue each increased by 11%. With regard to our geographic segment performance, on a year-over-year basis, net sales increased 9% in the Americas segment, 15% in our EMEA segment, and 11% in our APJC segment.

Customer market net product sales performance reflected increases across all markets. The service provider customer market experienced the largest percentage increase followed by the enterprise, public sector, and commercial customer markets. From a product perspective, the 11% increase in net product sales reflected growth across almost all of our product categories, with only our Other Product category experiencing a sales decline. In particular, we experienced net sales increases of 8% in both of our core product categories of Switching and NGN Routing, 23% in Service Provider Video, 10% in Collaboration, and 88% in Data Center. The decline in Other Products was due to our exit from the consumer market in the latter half of fiscal 2011. The growth in Service revenues was experienced across both the technical support services category and advanced services category, with revenue increases of 10% and 16%, respectively.

Six Months Ended January 28, 2012 Compared with Six Months Ended January 29, 2011

Net sales increased by 8%. Within this increase, net product sales grew 7% and service revenue grew 12%. With regard to our geographic segment performance, on a year-over-year basis, net sales increased 7% in the Americas segment, 8% in our EMEA segment, and 11% in our APJC segment. Customer market net product sales performance reflected mostly increases with growth in order of largest percentage, in the service provider, enterprise, and commercial customer markets, partially offset by a decline in sales to the public sector market.

From a product perspective, the 7% increase in net product sales reflected growth across almost all of our product categories, with only our Other Product category experiencing a decline. In particular, we experienced net sales increases of 18% in Service Provider Video, 96% in Data Center, and 11% in Collaboration. In our core product categories we experienced 4% sales growth in Switching and 2% sales growth in NGN Routing. The growth in Service revenues was experienced across both the technical support services category and advanced services category, with revenue increases of 10% and 16%, respectively.

Gross Margin

Three Months Ended January 28, 2012 Compared with Three Months Ended January 29, 2011

Our gross margin percentage increased by approximately 1.1 percentage points. Within this total gross margin change, product gross margin increased by 1.1 percentage points, while service gross margin increased by 1.5 percentage points.

Our product gross margin percentage increased in the second quarter of fiscal 2012 compared with the corresponding period in fiscal 2011. Our product gross margin benefited from the absence in the current period of impairment charges related to purchased intangible assets and lower amortization expense on purchased intangible assets. After adjusting for these items, our product gross margins have reflected stability on a year-over-year basis. This stability was attributable to lower overall manufacturing costs, including the benefits from our value engineering investments, particularly as related to certain of our Switching products. Value engineering is the process by which production costs are reduced through component redesign, board configuration, test processes, and transformation processes. Higher shipment volume in the current period also contributed to the increase in product gross margin. These increases to product gross margin were partially offset by higher sales discounts, rebates, and unfavorable product pricing. Additionally, our product gross margin for the second quarter of fiscal 2012 continued to be negatively impacted by the shift in the mix of products sold, primarily as a result of increased sales of our lower margin Cisco Unified Computing System products and Service Provider Video products. The increase in our service gross margin was due to increased volume, partially offset by increased costs and mix impacts.

Six Months Ended January 28, 2012 Compared with Six Months Ended January 29, 2011

Our gross margin percentage decreased by approximately 0.2 percentage points. Within this total gross margin change, product gross margin declined by 0.7 percentage points, while service gross margin increased by 1.5 percentage points. The decrease in our product gross margin percentage was a result of higher sales discounts and unfavorable product pricing as well as product mix shifts. Partially offsetting these decreases in product gross margin were lower overall manufacturing costs, lower amortization expense and lower impairment charges from purchased intangible assets, and higher shipment volume. The increase in our service gross margin was due to increased volume, partially offset by increased costs and mix impacts.

Operating Expenses

Three Months Ended January 28, 2012 Compared with Three Months Ended January 29, 2011

Total operating expenses decreased by 5%. Research and development expenses decreased 9%, sales and marketing expenses decreased 2% and general and administrative expenses increased by approximately 10%. Operating expense as a percentage of revenue decreased by 6.4 percentage points, primarily as a result of our expense reduction efforts and because of the absence of impairment charges from purchased intangible assets in the current period. Additionally, lower share-based compensation expense, lower acquisition-related costs, and lower expense from purchased intangible asset amortization added to the operating expense decline.

Six Months Ended January 28, 2012 Compared with Six Months Ended January 29, 2011

Total operating expenses were relatively flat. Research and development expenses decreased 7%, sales and marketing expenses were flat, and general and administrative expenses increased by approximately 15%. Operating expense as a percentage of revenue decreased by 2.8 percentage points, primarily as a result of lower share-based compensation expense, lower acquisition-related costs, and lower expense from purchased intangible asset amortization and impairment charges. These declines were partially offset by restructuring and other charges of $205 million in the current period.

Other Key Financial Measures

The following is a summary of our other key financial measures for the second quarter of fiscal 2012:

•

We generated cash flows from operations of $3.1 billion and $5.4 billion during the second quarter and first six months of fiscal 2012, respectively. Our cash and cash equivalents, together with our investments, were $46.7 billion at the end of the second quarter of fiscal 2012, compared with $44.6 billion at the end of fiscal 2011.

•	Our total deferred revenue at the end of the second quarter of fiscal 2012 was $12.5 billion compared with $12.2 billion at the end of fiscal 2011.

•

We repurchased approximately 26 million shares of our common stock at an average price of $17.84 per share for an aggregate purchase price of $466 million during the second quarter of fiscal 2012. For the first six months of fiscal 2012, we repurchased approximately 126 million shares of our common stock at an average price of $15.88 per share for an aggregate purchase price of $2.0 billion. As of the end of the second quarter of fiscal 2012, the remaining authorized repurchase amount under the stock repurchase program was $8.2 billion with no termination date. We paid cash dividends of $0.06, or $322 million, and $0.12, or $644 million, for the second quarter and first six months of fiscal 2012, respectively.

•	Days sales outstanding in accounts receivable (DSO) at the end of the second quarter of fiscal 2012 was 31 days, compared with 38 days at the end of fiscal 2011.

•

Our inventory balance was $1.6 billion at the end of the second quarter of fiscal 2012, compared with $1.5 billion at the end of fiscal 2011. Annualized inventory turns were 11.1 in the second quarter of fiscal 2012 and were 11.8 in the fourth quarter of fiscal 2011.

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

Revenue deferrals relate to the timing of revenue recognition for specific transactions based on financing arrangements, service, support, and other factors. Financing arrangements may include sales-type, direct-financing, and operating leases, loans, and guarantees of third-party financing. Our deferred revenue for products was $4.0 billion and $3.7 billion as of January 28, 2012 and July 30, 2011, respectively. Technical support services revenue is deferred and recognized ratably over the period during which the services are to be performed, which typically is from one to three years. Advanced services revenue is recognized upon delivery or completion of performance. Our deferred revenue for Service was $8.5 billion as of January 28, 2012 and July 30, 2011.

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

Allowances for Receivables and Sales Returns

The allowances for receivables were as follows (in millions, except percentages):

	January 28, 2012	July 30, 2011
Allowance for doubtful accounts	$229	$204
Percentage of gross accounts receivable	5.6%	4.2%
Allowance for credit loss—lease receivables	$250	$237
Percentage of gross lease receivables	7.6%	7.6%
Allowance for credit loss—loan receivables	$110	$103
Percentage of gross loan receivables	6.6%	7.0%

The allowance for doubtful accounts is based on our assessment of the collectibility of customer accounts. We regularly review the adequacy of these allowances by considering internal factors such as historical experience, credit quality and age of the receivable balances as well as external factors such as economic conditions that may affect a customer’s ability to pay and expected default frequency rates, which are published by major third-party credit-rating agencies and are generally updated on a quarterly basis. We also consider the concentration of receivables outstanding with a particular customer in assessing the adequacy of our allowances for doubtful accounts. If a major customer’s creditworthiness deteriorates, if actual defaults are higher than our historical experience, or if other circumstances arise, our estimates of the recoverability of amounts due to us could be overstated, and additional allowances could be required, which could have an adverse impact on our revenue.

As discussed in Note 7 to the Consolidated Financial Statements, effective at the beginning of the second quarter of fiscal 2012 we refined our methodology for determining the portion of our allowance for credit loss which is evaluated on a collective basis. The refinement consists of more systematically giving effect to economic conditions, concentration of risk and correlation. We also began to use expected default frequency rates published by a major third-party credit-rating agency as well as our own historical loss rate in the event of default. Determination of expected default frequency rates and loss factors associated with internal credit risk ratings as well as assessing economic conditions, concentration of risk and correlation are complex and subjective. Our ongoing consideration of all these factors could result in an increase in our allowance for credit loss in the future, which could adversely affect our net income.

Both accounts receivable and financing receivables are charged off at the point when they are considered uncollectible.

A reserve for future sales returns is established based on historical trends in product return rates. The reserve for future sales returns as of January 28, 2012 and July 30, 2011 was $119 million and $106 million, respectively, and was recorded as a reduction of our accounts receivable. If the actual future returns were to deviate from the historical data on which the reserve had been established, our revenue could be adversely affected.

Inventory Valuation and Liability for Purchase Commitments with Contract Manufacturers and Suppliers

Our inventory balance was $1.6 billion and $1.5 billion as of January 28, 2012 and July 30, 2011, respectively. Inventory is written down based on excess and obsolete inventories determined primarily by future demand forecasts. Inventory write-downs are measured as the difference between the cost of the inventory and market, based upon assumptions about future demand, and are charged to the provision for inventory, which is a component of our cost of sales. At the point of the loss recognition, a new, lower cost basis for that inventory is established, and subsequent changes in facts and circumstances do not result in the restoration or increase in that newly established cost basis.

We record a liability for firm, noncancelable, and unconditional purchase commitments with contract manufacturers and suppliers for quantities in excess of our future demand forecasts consistent with the valuation of our excess and obsolete inventory. As of January 28, 2012, the liability for these purchase commitments was $152 million as compared with $168 million as of July 30, 2011, and was included in other current liabilities.

Our provision for inventory was $53 million and $74 million for the first six months of fiscal 2012 and 2011, respectively. The provision for the liability related to purchase commitments with contract manufacturers and suppliers was $51 million and $10 million for the first six months of fiscal 2012 and 2011, respectively. The provision for the liability related to purchase commitments with contract manufacturers and suppliers increased due to higher provisions related to certain component supplies that we secured for our extended needs and due to higher contract manufacturer excess and obsolescence charges. If there were to be a sudden and significant decrease in demand for our products, or if there were a higher incidence of inventory obsolescence because of rapidly changing technology and customer requirements, we could be required to increase our inventory write-downs and our liability for purchase commitments with contract manufacturers and suppliers, and accordingly gross margin could be adversely affected. We regularly evaluate our exposure for inventory write-downs and the adequacy of our liability for purchase commitments. Inventory and supply chain management remain areas of focus as we balance the need to maintain supply chain flexibility to help ensure competitive lead times with the risk of inventory obsolescence, particularly in light of current macroeconomic uncertainties and conditions and the resulting potential for changes in future demand forecast.

Warranty Costs

The liability for product warranties, included in other current liabilities, was $407 million as of January 28, 2012, compared with $342 million as of July 30, 2011. See Note 12 to the Consolidated Financial Statements. Our products are generally covered by a warranty for periods ranging from 90 days to five years, and for some products we provide a limited lifetime warranty. We accrue for warranty costs as part of our cost of sales based on associated material costs, technical support labor costs, and associated overhead. Material cost is estimated based primarily upon historical trends in the volume of product returns within the warranty period and the cost to repair or replace the equipment. Technical support labor cost is estimated based primarily upon historical trends in the rate of customer cases and the cost to support the customer cases within the warranty period. Overhead cost is applied based on estimated time to support warranty activities.

The provision for product warranties issued during the first six months of fiscal 2012 and 2011 was $331 million and $229 million, respectively. The increase in the provision was primarily due to increased shipment volume of products with higher warranty costs and longer warranty lives, and also due to a warranty charge related to a specific product. If we experience an increase in warranty claims compared with our historical experience, or if the cost of servicing warranty claims is greater than expected, our gross margin could be adversely affected.

Share-Based Compensation Expense

Share-based compensation expense is presented as follows (in millions):

	Six Months Ended
	January 28, 2012	January 29, 2011	Variance
Share-based compensation expense	$695	$837	$(142)

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

Fair Value Measurements

Our fixed income and publicly traded equity securities, collectively, are reflected in the Consolidated Balance Sheets at a fair value of $38.2 billion as of January 28, 2012 as compared with $36.9 billion as of July 30, 2011. Our fixed income investment portfolio, as of January 28, 2012, consisted primarily of high quality investment-grade securities. See Note 8 to the Consolidated Financial Statements.

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

The inputs and fair value are reviewed for reasonableness, may be further validated by comparison to publicly available information, and could be adjusted based on market indices or other information that management deems material to its estimate of fair value. The assessment of fair value can be difficult and subjective. However, given the relative reliability of the inputs we use to value our investment portfolio, and because substantially all of our valuation inputs are obtained using quoted market prices for similar or identical assets, we do not believe that the nature of estimates and assumptions affected by levels of subjectivity and judgment was material to the valuation of the investment portfolio as of January 28, 2012. We had no Level 3 assets in our investment portfolio as of January 28, 2012.

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

There were no material impairment charges on our investments in publicly traded equity securities in the first six months of fiscal 2012 or fiscal 2011. Our ongoing consideration of all the factors described previously could result in impairment charges in the future, which could adversely affect our net income.

We also have investments in privately held companies, some of which are in the startup or development stages. As of January 28, 2012, our investments in privately held companies were $864 million, as compared to $796 million as of July 30, 2011, and were included in other assets. We monitor these investments for events or circumstances indicative of potential impairment and will make appropriate reductions in carrying values if we determine that an impairment charge is required, based primarily on the financial condition and near-term prospects of these companies. These investments are inherently risky because the markets for the technologies or products these companies are developing are typically in the early stages and may never materialize. Our impairment charges on investments in privately held companies were $2 million and $5 million for the first six months of fiscal 2012 and 2011, respectively. See Note 9 to the Consolidated Financial Statements.

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

The goodwill recorded in the Consolidated Balance Sheets as of each of January 28, 2012 and July 30, 2011 was $16.8 billion. In response to changes in industry and market conditions, we could be required to strategically realign our resources and consider restructuring, disposing of, or otherwise exiting businesses, which could result in an impairment of goodwill. There was no impairment of goodwill in the first six months of fiscal 2012 and 2011.

We make judgments about the recoverability of purchased intangible assets with finite lives whenever events or changes in circumstances indicate that an impairment may exist. Recoverability of purchased intangible assets with finite lives is measured by comparing the carrying amount of the asset to the future undiscounted cash flows the asset is expected to generate. We review indefinite-lived intangible assets for impairment annually or whenever events or changes in circumstances indicate the carrying value may not be recoverable. Recoverability of indefinite-lived intangible assets is measured by comparing the carrying amount of the asset to the future discounted cash flows the asset is expected to generate. If the asset is considered to be impaired, the amount of any impairment is measured as the difference between the carrying value and the fair value of the impaired asset. Assumptions and estimates about future values and remaining useful lives of our purchased intangible assets are complex and subjective. They can be affected by a variety of factors, including external factors such as industry and economic trends and internal factors such as changes in our business strategy and our internal forecasts. We had no impairment charges related to purchased intangible assets during the first six months of fiscal 2012. Such impairment charges were $155 million during the first six months of fiscal 2011. Our ongoing consideration of all the factors described previously could result in additional impairment charges in the future, which could adversely affect our net income.

Income Taxes

We are subject to income taxes in the United States and numerous foreign jurisdictions. Our effective tax rates differ from the statutory rate, primarily due to the tax impact of state taxes, foreign operations, research and development (R&D) tax credits, tax audit settlements, nondeductible compensation, international realignments, and transfer pricing adjustments. Our effective tax rate was 20.6% and 12.1% in the second quarter of fiscal 2012 and fiscal 2011, respectively. Our effective tax rate was 20.7% and 16.9% for the first six months of fiscal 2012 and fiscal 2011, respectively.

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

Results of Operations

Net Sales

The following table presents the breakdown of net sales between product and service revenue (in millions, except percentages):

	Three Months Ended				Six Months Ended
	January 28, 2012	January 29, 2011	Variance in Dollars	Variance in Percent	January 28, 2012	January 29, 2011	Variance in Dollars	Variance in Percent
Net sales:
Product	$9,118	$8,236	$882	10.7%	$18,070	$16,936	$1,134	6.7%
Service	2,409	2,171	238	11.0%	4,713	4,221	492	11.7%

Total	$11,527	$10,407	$1,120	10.8%	$22,783	$21,157	$1,626	7.7%

Our net sales, which include product and service revenue for each geographic segment, are summarized in the following table (in millions, except percentages):

	Three Months Ended				Six Months Ended
	January 28, 2012	January 29, 2011	Variance in Dollars	Variance in Percent	January 28, 2012	January 29, 2011	Variance in Dollars	Variance in Percent
Net sales:
Americas	$6,552	$6,011	$541	9.0%	$13,140	$12,327	$813	6.6%
Percentage of net sales	56.8%	57.8%			57.7%	58.3%
EMEA	3,250	2,835	415	14.6%	6,095	5,630	465	8.3%
Percentage of net sales	28.2%	27.2%			26.7%	26.6%
APJC	1,725	1,561	164	10.5%	3,548	3,200	348	10.9%
Percentage of net sales	15.0%	15.0%			15.6%	15.1%

Total	$11,527	$10,407	$1,120	10.8%	$22,783	$21,157	$1,626	7.7%

For the second quarter of fiscal 2012, as compared with the second quarter of fiscal 2011, net sales increased by 11%. Our net product sales and service revenue totals each reflected strong sales growth across all of our geographic segments. The overall net sales increase was due to growth across our key product categories, in particular with a return to growth in our core product categories of Switching and NGN Routing, and the strong performance of our service category.

For the first six months of fiscal 2012, as compared with the first six months of fiscal 2011, net sales increased by 8%, with sales increases experienced across our three geographic segments. Within the total sales growth, net product sales increased by 7% while service revenue increased by 12%.

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

In addition to the impact of macroeconomic factors, including a reduced IT-related capital spending environment and budget-driven reductions in spending by government entities, net sales by segment in a particular period may be significantly impacted by several factors related to revenue recognition, including the complexity of transactions such as multiple-element arrangements; the mix of financing arrangements provided to our channel partners and customers; and final acceptance of the product, system, or solution, among other factors. In addition, certain customers tend to make large and sporadic purchases, and the net sales related to these transactions may also be affected by the timing of revenue recognition, which in turn would impact the net sales of the relevant segment. As has been the case in certain of our emerging countries from time to time, customers require greater levels of financing arrangements, service, and support and this may occur in future periods, which may also impact the timing of the recognition of revenue.

Net Product Sales by Segment

The following table presents the breakdown of net product sales by segment (in millions, except percentages):

	Three Months Ended				Six Months Ended
	January 28, 2012	January 29, 2011	Variance in Dollars	Variance in Percent	January 28, 2012	January 29, 2011	Variance in Dollars	Variance in Percent
Net product sales:
Americas	$4,973	$4,567	$406	8.9%	$10,030	$9,526	$504	5.3%
Percentage of net product sales	54.6%	55.5%			55.5%	56.2%
EMEA	2,748	2,400	348	14.5%	5,119	4,776	343	7.2%
Percentage of net product sales	30.1%	29.1%			28.3%	28.2%
APJC	1,397	1,269	128	10.1%	2,921	2,634	287	10.9%
Percentage of net product sales	15.3%	15.4%			16.2%	15.6%

Total	$9,118	$8,236	$882	10.7%	$18,070	$16,936	$1,134	6.7%

Americas

Net product sales in the Americas segment for the second quarter of fiscal 2012 increased by 9% compared with the corresponding period in fiscal 2011. The increase in net product sales was across all of our customer markets in the Americas segment, led by solid growth in the service provider and enterprise markets and slower growth in the commercial market. We also experienced a slight net product sales increase in the public sector market primarily due to increased sales to the U.S. federal government. From a country perspective, net product sales increased by 23% in Canada, 36% in Brazil, 21% in Mexico, and 8% in the United States.

For the first six months of fiscal 2012, as compared to the first six months of fiscal 2011, net product sales in the Americas segment increased by 5%. The increase in net product sales was across most of our customer markets in the Americas segment, led by growth in the enterprise, service provider, and commercial markets. We experienced a net product sales decline in the public sector market during the six month period. This decline in the public sector market was driven primarily by lower sales to the U.S. public sector, resulting from lower sales to the U.S. federal government and state and local governments. From a country perspective, net product sales increased by 14% in Canada, 27% in Brazil, 37% in Mexico, and 3% in the United States.

EMEA

Net product sales in the EMEA segment for the second quarter of fiscal 2012 increased by 15% compared with the corresponding period in fiscal 2011. The increase in net product sales was across all of our customer markets in the EMEA segment, led by solid growth in the public sector, commercial and enterprise markets and, to a lesser degree, in the service provider market. From a country perspective, net product sales increased by 29% in the United Kingdom. The strong revenue growth in the United Kingdom was due in large part to increased sales to our service provider customers. Additionally, net product sales increased by 5% in France, 2% in Germany, and 39% in Russia. These increases were partially offset by net product sales decreases of 12% and 2% in Spain and Italy, respectively.

For the first six months of fiscal 2012, as compared to the first six months of fiscal 2011, net product sales in the EMEA segment increased by 7%. The increase in net product sales was across all of our customer markets in the EMEA segment, led by solid growth in the commercial, enterprise and public sector markets, and to a lesser degree, in the service provider market. From a country perspective, net product sales increased by 22% in the United Kingdom, 8% in France, 3% in Germany, and 20% in Russia. These increases were partially offset by net product sales decreases of 21%, 12%, and 4% in Spain, Italy, and Portugal, respectively.

APJC

Net product sales in the APJC segment for the second quarter of fiscal 2012 increased by 10% compared with the corresponding period in fiscal 2011. The increase was led by strong net product sales growth in the service provider market, and to a lesser degree, in the public sector market. We experienced a sales decline in our enterprise and commercial markets. From a country perspective, net product sales increased by 54% in Japan and were relatively flat in Australia. Partially offsetting these changes was a year-over-year net product sales decline of 19% in India, reflecting continued weakness.

For the first six months of fiscal 2012, as compared to the first six months of fiscal 2011, net product sales in the APJC segment increased by 11%. The increase was led by strong net product sales growth in the service provider market, and to a lesser degree, in the commercial and enterprise markets. We experienced a sales decline in our public sector market. From a country perspective, net product sales increased by 33% in Japan and 18% in China. We experienced year-over-year net product sales declines of 19% in India and 1% in Australia.

Net Product Sales by Groups of Similar Products

In addition to the primary view on a geographic basis, we also prepare financial information related to groups of similar products and customer markets for various purposes. Our product categories consist of the following categories (with subcategories in parentheses): Switching (fixed switching, modular switching, and storage); NGN Routing (high-end routers, mid-range and low-end routers, optical); Collaboration (unified communications and Cisco TelePresence); Service Provider Video (cable and cable modem, video systems); Wireless; Security; Data Center; and Other Products. The Other Products category consists primarily of Linksys-related products, emerging technology products, and Application Network Services.

The following table presents net sales for groups of similar products (in millions, except percentages):

	Three Months Ended				Six Months Ended
	January 28, 2012	January 29, 2011	Variance in Dollars	Variance in Percent	January 28, 2012	January 29, 2011	Variance in Dollars	Variance in Percent
Net product sales:
Switching	$3,607	$3,341	$266	8.0%	$7,282	$7,030	$252	3.6%
Percentage of net product sales	39.5%	40.5%			40.3%	41.5%
NGN Routing	2,077	1,919	158	8.2%	4,185	4,096	89	2.2%
Percentage of net product sales	22.8%	23.3%			23.2%	24.2%
Collaboration	1,047	952	95	10.0%	2,140	1,929	211	10.9%
Percentage of net product sales	11.5%	11.6%			11.8%	11.4%
Service Provider Video	1,015	825	190	23.0%	1,894	1,603	291	18.2%
Percentage of net product sales	11.1%	10.0%			10.5%	9.5%
Wireless	418	335	83	24.8%	780	669	111	16.6%
Percentage of net product sales	4.6%	4.1%			4.3%	3.9%
Security	334	270	64	23.7%	654	560	94	16.8%
Percentage of net product sales	3.7%	3.3%			3.6%	3.3%
Data Center	333	177	156	88.1%	592	302	290	96.0%
Percentage of net product sales	3.7%	2.1%			3.3%	1.8%
Other	287	417	(130)	(31.2)%	543	747	(204)	(27.3)%
Percentage of net product sales	3.1%	5.1%			3.0%	4.4%

Total	$9,118	$8,236	$882	10.7%	$18,070	$16,936	$1,134	6.7%

Switching

Our Switching product category consists of Switching and storage products. Net product sales in our Switching product category increased by 8% in the second quarter of fiscal 2012, as compared with the second quarter of fiscal 2011, which was due to accelerating growth with transitioning products in the portfolio reflected by sales increases across all customer markets. Within our Switching product category, higher sales of LAN fixed-configuration switches were partially offset by lower sales of modular switches and storage products. Sales of LAN fixed-configuration switches increased 22%, or $389 million, while sales of modular switches decreased 8%, or $120 million. The increase in sales of LAN fixed-configuration switches was primarily due to increased sales of Cisco Catalyst 2960 Series Switches, Cisco Nexus 2000 and 5000 Series Switches, and the Cisco Catalyst 3750 Series Switches partially offset by decreased sales of Cisco Catalyst 3560 Series Switches. The decrease in sales of modular switches was primarily due to decreased sales of Cisco Catalyst 6500 Series Switches and Cisco Catalyst 4500 Series Switches, partially offset by increased sales of Cisco Nexus 7000 Series Switches. Net product sales in our Switching product category were negatively impacted by a 2% decrease in sales of storage products.

For the first six months of fiscal 2012, as compared with the first six months of fiscal 2011, net product sales in our Switching product category increased by 4%. The increase was due to growth from transitioning products taking place in our Switching product portfolio. The impact of competitive pressures moderated growth, primarily in the first quarter of fiscal 2012. Within our Switching product category, higher sales of LAN fixed-configuration switches and storage products were partially offset by lower sales of modular switches. Sales of LAN fixed-configuration switches increased 16%, or $585 million, while sales of modular switches decreased 11%, or $358 million. The increase in sales of LAN fixed-configuration switches was primarily due to increased sales of Cisco Catalyst 2960 Series Switches, Cisco Nexus 2000 and 5000 Series Switches, and the Cisco Catalyst 3750 Series Switches, partially offset by decreased sales of Cisco Catalyst 3560 Series Switches. Net product sales in our Switching product category were positively impacted by a 9% increase in sales of storage products as a result of new customer growth in the first quarter of fiscal 2012. The decrease in sales of modular switches was primarily due to decreased sales of Cisco Catalyst 6500 Series Switches and Cisco Catalyst 4500 Series Switches, partially offset by increased sales of Cisco Nexus 7000 Series Switches.

NGN Routing

Our NGN Routing product category consists of routing and optical products. We categorize our routers primarily as high-end and mid range/low-end routers. Net product sales in our NGN Routing product category increased 8% in the second quarter of fiscal 2012, as compared with the second quarter of fiscal 2011, due in part to growth in our service provider customer market and product transitions. The increase in sales of our NGN Routing product category in the second quarter of fiscal 2012 was driven by an 11%, or $119 million, increase in high-end router products and 6%, or $42 million, increase in sales of our midrange and low-end router products. Within the high-end router products category, the increase was driven by higher sales of Cisco Aggregation Services Routers (ASR) 1000, Cisco ASR 9000 products, and Cisco ASR 5000 products, along with higher sales of Cisco CRS-3 Carrier Routing System products. These increases were partially offset by lower sales of Cisco 12000 Series Routers and Cisco 7600 Series Routers. Within the midrange and low-end router products category, the increase was driven by higher sales of Cisco Integrated Services Routers (ISR) 1900, Cisco ISR 2900 and Cisco ISR 3900 router products. Sales of other NGN Routing products decreased by 1%, compared with the second quarter of fiscal 2011.

For the first six months of fiscal 2012, as compared with the first six months of fiscal 2011, net product sales in our NGN Routing product category increased 2%. The increase in sales of our NGN Routing product category was driven by a 7%, or $168 million, increase in sales in high-end router products, partially offset by a 6%, or $81 million, decline in sales of our midrange and low-end router products. Within the high-end router products category, the increase was driven by higher sales of Cisco Aggregation Services Routers (ASR) 5000 products, Cisco CRS-3 Carrier Routing System products, and higher sales of the Cisco ASR 1000 and Cisco ASR 9000 products. These increases were partially offset by lower sales of Cisco 12000 Series Routers and Cisco 7600 Series Routers. Within the midrange and low-end router products category, the decrease was related to the product transition taking place within our ISR products as the sales decline in our older products had a greater impact than the growth experienced with our new products in this category. Sales of other NGN Routing products increased by 1%, compared with the first six months of fiscal 2011, primarily due to increased sales of optical products.

Collaboration

In the second quarter of fiscal 2012, as compared with the second quarter of fiscal 2011, sales of Collaboration products increased by 10%, or $95 million. The increase was due to a 6% increase in sales of unified communications products, primarily IP phones, along with a 19% increase in sales of Cisco TelePresence systems.

For the first six months of fiscal 2012, as compared with the first six months of fiscal 2011, sales of Collaboration products increased by 11%, or $211 million. The increase was due to a 10% increase in sales of unified communications products, primarily IP phones and collaborative web-based offerings, along with a 14% increase in sales of Cisco TelePresence systems.

Service Provider Video

In the second quarter of fiscal 2012, as compared with the second quarter of fiscal 2011, sales of Service Provider Video products increased by 23%, or $190 million due to growth in our service provider customer market from increased sales of settop boxes worldwide. Sales of cable and cable modem products increased by 19% or $44 million, while sales of video systems and other increased by 25% or $146 million.

For the first six months of fiscal 2012, as compared with the first six months of fiscal 2011, sales of Service Provider Video products increased by 18%, or $291 million due to growth in our service provider customer market from increased sales of settop boxes worldwide. Sales of cable and cable modem products increased by 25% or $104 million, while sales of video systems and other increased by 16% or $187 million.

Wireless

In the second quarter of fiscal 2012, as compared with the second quarter of fiscal 2011, sales of Wireless products increased by 25%, or $83 million. For the first six months of fiscal 2012, as compared with the first six months of fiscal 2011, sales of Wireless products increased by 17%, or $111 million. These increases reflect the continued customer adoption of and migration to the Cisco Unified Wireless Network architecture.

Security

In the second quarter of fiscal 2012, as compared with the second quarter of fiscal 2011, sales of Security products increased by 24%, or $64 million. For the first six months of fiscal 2012, as compared with the first six months of fiscal 2011, sales of Security products increased by 17%, or $94 million. These increases were primarily due to growth in our network security products and, to a lesser degree, growth in content security products.

Data Center

In the second quarter of fiscal 2012, as compared with the second quarter of fiscal 2011, sales of Data Center products increased by 88%, or $156 million, due to sales growth of 91%, or $153 million, of Cisco Unified Computing System products driven by increasing customer acceptance of the product. For the first six months of fiscal 2012, as compared with the first six months of fiscal 2011, sales of Data Center products increased by 96%, or $290 million, due to strong growth from Cisco Unified Computing System products.

Other Products

The decrease in sales of Other Products during the second quarter of fiscal 2012 and first six months of fiscal 2012, as compared with the corresponding periods in the prior fiscal year, was primarily due to lower sales of Pure Digital products in connection with our decision to exit this product line.

Service Revenue by Segment

	Three Months Ended				Six Months Ended
	January 28, 2012	January 29, 2011	Variance in Dollars	Variance in Percent	January 28, 2012	January 29, 2011	Variance in Dollars	Variance in Percent
Service revenue:
Americas	$1,579	$1,444	$135	9.3%	$3,110	$2,801	$309	11.0%
Percentage of net service sales	65.6%	66.5%			66.0%	66.4%
EMEA	502	435	67	15.4%	976	854	122	14.3%
Percentage of net service sales	20.8%	20.0%			20.7%	20.2%
APJC	328	292	36	12.3%	627	566	61	10.8%
Percentage of net service sales	13.6%	13.5%			13.3%	13.4%

Total	$2,409	$2,171	$238	11.0%	$4,713	$4,221	$492	11.7%

Service revenue increased across all of our geographic segments in the second quarter of fiscal 2012 as compared with the second quarter of fiscal 2011, with double-digit percentage revenue growth in the EMEA and APJC segments. The increase in total Service revenue was balanced across technical support services, which had revenue growth of 10%, and advanced services, which had revenue growth of 16%, including strong growth in subscription services. In the second quarter of fiscal 2012, compared with the corresponding period in fiscal 2011, technical support services had solid revenue growth across all of our geographic segments, while advanced services had strong revenue growth in the Americas and APJC, and to a lesser extent in EMEA. Renewals and technical support service contract initiations associated with recent product sales have resulted in a new installed base of equipment being serviced, which contributed to these revenue increases.

For the first six months of fiscal 2012, as compared with the first six months of fiscal 2011, Service revenue experienced double-digit percentage revenue growth across all of our geographic segments. The increase in total Service revenue was balanced across technical support services, which had revenue growth of 10%, and advanced services, which had revenue growth of 16%. For the first six months of fiscal 2012, technical support services revenue had solid revenue growth across all of our geographic segments, while advanced services had strong revenue growth in the Americas, APJC and, to a lesser extent, in EMEA.

Gross Margin

The following table presents the gross margin for product and service (in millions, except percentages):

	Three Months Ended				Six Months Ended
	Amount		Percentage		Amount		Percentage
	January 28,	January 29,	January 28,	January 29,	January 28,	January 29,	January 28,	January 29,
	2012	2011	2012	2011	2012	2011	2012	2011
Gross margin:
Product	$5,468	$4,854	60.0%	58.9%	$10,857	$10,305	60.1%	60.8%
Service	1,597	1,407	66.3%	64.8%	3,098	2,711	65.7%	64.2%

Total	$7,065	$6,261	61.3%	60.2%	$13,955	$13,016	61.3%	61.5%

Product Gross Margin

The following table summarizes the key factors that contributed to the decrease in product gross margin for the second quarter and first six months of fiscal 2012 as compared with the corresponding prior year periods:

	Product Gross Margin Percentage
	Three Months	Six Months
	Ended	Ended
Fiscal 2011	58.9%	60.8%
Amortization of purchased intangible assets and other	1.2%	0.7%
Overall manufacturing costs	2.6%	1.9%
Shipment volume, net of certain variable costs	0.7%	0.5%
Sales discounts, rebates, and product pricing	(2.6)%	(2.8)%
Mix of products sold	(0.8)%	(1.0)%

Fiscal 2012	60.0%	60.1%

Three Months Ended January 28, 2012 Compared with Three Months Ended January 29, 2011

Product gross margin for the second quarter of fiscal 2012 increased by 1.1 percentage points compared with the second quarter of fiscal 2011. Our product gross margin benefited from the absence in the current period of impairment charges related to purchased intangible assets and lower amortization expense on purchased intangible assets. After adjusting for these items, our product gross margins have reflected stability on a year-over-year basis. This stability was attributable to lower overall manufacturing costs, including the benefits from our value engineering investments, particularly as related to certain of our Switching products. Higher shipment volume in the current period also contributed to the increase in product gross margin. These increases to product gross margin were partially offset by higher sales discounts, rebates, and unfavorable product pricing, which were driven by normal market factors and by the geographic mix of net product sales. Additionally, our product gross margin for the second quarter of fiscal 2012 continued to be negatively impacted by the shift in the mix of products sold, primarily as a result of sales increases for our lower margin Cisco Unified Computing System products and Service Provider Video products.

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

Six Months Ended January 28, 2012 Compared with Six Months Ended January 29, 2011

Product gross margin for the first six months of fiscal 2012 decreased by 0.7 percentage points compared with the first six months of fiscal 2011. The decrease was primarily due to the impact of higher sales discounts, rebates, and unfavorable product pricing, which were driven by normal market factors and by the geographic mix of net product sales. These factors impacted most of our customer markets and all of our geographic segments. Additionally, our product gross margin for the first six months of fiscal 2012 was negatively impacted by the shift in the mix of products sold, primarily as a result of sales increases from our lower margin Cisco Unified Computing System products and Service Provider Video products. These negative factors were partially offset by lower overall manufacturing costs, higher shipment volume, and the absence of impairment charges related to purchased intangible assets and lower amortization expense in the first six months of fiscal 2012. The lower overall manufacturing costs were in part due to increased benefits from our value engineering efforts, particularly in certain of our Switching products; favorable component pricing; and continued operational efficiency in manufacturing operations.

Service Gross Margin

Our service gross margin percentage increased by 1.5 percentage points for the second quarter of fiscal 2012 and the first six months of fiscal 2012, as compared with the corresponding periods in the prior year. Both technical support services and advanced services experienced higher gross margins for both comparison periods. These increases were primarily due to higher sales volume for both technical support services and advanced services. The volume increases for both periods were partially offset by increased cost impacts and mix. The mix impacts were due to lower gross margin advanced services having represented a higher proportion of service revenue, in comparison to the corresponding prior year periods, in the second quarter of fiscal 2012 and for the first six months of fiscal 2012.

For the second quarter and first six months of fiscal 2012, gross margin in technical support services increased primarily as a result of increased sales volume, although in the second quarter of fiscal 2012 lower supply chain costs also added to the increase. These benefits were partially offset by increased headcount-related costs in both periods. For the second quarter and first six months of fiscal 2012, as compared to the corresponding prior year periods, gross margin in advanced services increased primarily due to strong sales volume growth, partially offset by higher delivery team costs which were, in part, headcount related. For the second quarter of fiscal 2012, gross margin in advanced services also benefited from favorable foreign currency impacts. Our revenue from advanced services may increase to a higher proportion of total service revenue due to our continued focus on providing comprehensive support to our customers’ networking devices, applications, and infrastructures.

Our service gross margin normally experiences some fluctuations due to various factors such as the timing of contract initiations in our renewals, our strategic investments in headcount, and the resources we deploy to support the overall service business. Other factors include the mix of service offerings, as the gross margin from our advanced services is typically lower than the gross margin from technical support services.

Gross Margin by Segment

The following table presents the total gross margin for each segment (in millions, except percentages):

	Three Months Ended				Six Months Ended
	Amount		Percentage		Amount		Percentage
	January 28, 2012	January 29, 2011	January 28, 2012	January 29, 2011	January 28, 2012	January 29, 2011	January 28, 2012	January 29, 2011
Gross margin:
Americas	$4,106	$3,720	62.7%	61.9%	$8,266	$7,771	62.9%	63.0%
EMEA	2,095	1,814	64.5%	64.0%	3,849	3,623	63.2%	64.4%
APJC	992	955	57.5%	61.2%	2,100	2,009	59.2%	62.8%

Segment total	7,193	6,489	62.4%	62.4%	14,215	13,403	62.4%	63.4%
Unallocated corporate items (1)	(128)	(228)			(260)	(387)

Total	$7,065	$6,261	61.3%	60.2%	$13,955	$13,016	61.3%	61.5%

(1)

The unallocated corporate items include the effects of amortization of acquisition-related intangible assets and share-based compensation expense, and also significant asset impairments and restructurings. We do not allocate these items to gross margin for each segment because management does not include the information in measuring the performance of the operating segments.

Three Months Ended January 28, 2012 Compared with Three Months Ended January 29, 2011

In the Americas segment, the gross margin percentage increase was due to higher shipment volume, favorable mix impacts, and lower overall manufacturing costs. Higher service gross margins also added to the overall gross margin percentage increase in the Americas. The favorable volume and mix impacts were driven by increased customer acceptance of transitioning products in our Switching business. Additionally, a significant decrease in lower margin revenue from our consumer products resulted in a positive mix impact to the gross margin for the Americas segment in the second quarter of fiscal 2012. These increases were partially offset by higher sales discounts, rebates and unfavorable pricing in this segment.

The gross margin percentage increase in our EMEA segment was primarily the result of higher shipment volume, particularly in our Switching business, and lower overall manufacturing costs. These increases were partially offset by mix impacts due to increased revenue related to lower margin Service Provider Video products, and higher sales discounts and rebates and unfavorable pricing in this segment.

The APJC segment experienced a gross margin percentage decline due primarily to several specific large NGN Routing transactions in China that carried relatively higher discounts, as well the mix impact resulting from increased revenue from our lower margin Service Provider Video and Data Center products. These decreases in gross margin were partially offset by lower overall manufacturing costs and increased shipment volume in this segment.

Six Months Ended January 28, 2012 Compared with Six Months Ended January 29, 2011

For the first six months fiscal 2012, we experienced a gross margin percentage decline across all of our geographic segments as compared with the first six months of fiscal 2011.

The Americas segment experienced a slight gross margin percentage decline with the impact of higher sales discounts, rebates and unfavorable pricing being mostly offset by higher shipment volume, lower overall manufacturing costs, and mix impacts. Significantly lower consumer sales resulted in a positive mix impact to the Americas segment gross margin for the first six months of fiscal 2012.

The gross margin percentage decline in our EMEA segment was primarily the result of mix impacts; higher sales discounts, rebates and unfavorable pricing; and lower service gross margin due to increased headcount-related costs. These decreases were partially offset by lower overall manufacturing costs and increased volume in this segment.

The APJC segment experienced the largest gross margin percentage decline due primarily to the impact of higher sales discounts, rebates and unfavorable pricing, along with lower service gross margin due to increased headcount-related costs. In particular, the higher sales discounts, rebates and unfavorable pricing in the APJC segment were driven by several specific large NGN Routing transactions in China that carried relatively higher discounts. These decreases were partially offset by mix impacts, lower overall manufacturing costs, and increased shipment volume in this segment.

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

Factors That May Impact Net Sales and Gross Margin

Net product sales may continue to be affected by factors, including global economic downturns and related market uncertainty, that have resulted in reduced or cautious IT-related capital spending in our enterprise, service provider, public sector, and commercial markets; changes in the geopolitical environment and global economic conditions; competition, including price-focused competitors from Asia, especially from China; new product introductions; sales cycles and product implementation cycles; changes in the mix of our customers between service provider and enterprise markets; changes in the mix of direct sales and indirect sales; variations in sales channels; and final acceptance criteria of the product, system, or solution as specified by the customer. Sales to the service provider market have been and may be in the future characterized by large and sporadic purchases, especially relating to our router sales and sales of certain products within our collaboration and data center product categories. In addition, service provider customers typically have longer implementation cycles; require a broader range of services, including network design services; and often have acceptance provisions that can lead to a delay in revenue recognition. Certain of our customers in certain emerging countries also tend to make large and sporadic purchases, and the net sales related to these transactions may similarly be affected by the timing of revenue recognition. As we focus on new market opportunities, customers may require greater levels of financing arrangements, service, and support, especially in certain emerging countries, which in turn may result in a delay in the timing of revenue recognition. To improve customer satisfaction, we continue to focus on managing our manufacturing lead-time performance, which may result in corresponding reductions in order backlog. A decline in backlog levels could result in more variability and less predictability in our quarter-to-quarter net sales and operating results.

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

Research and Development (R&D), Sales and Marketing, and General and Administrative (G&A) Expenses

R&D, sales and marketing, and G&A expenses are summarized in the following table (in millions, except percentages):

	Three Months Ended				Six Months Ended
	January 28, 2012	January 29, 2011	Variance in Dollars	Variance in Percent	January 28, 2012	January 29, 2011	Variance in Dollars	Variance in Percent
Research and development	$1,339	$1,478	$(139)	(9.4)%	$2,714	$2,909	$(195)	(6.7)%
Percentage of net sales	11.6%	14.2%			11.9%	13.7%
Sales and marketing	2,395	2,444	(49)	(2.0)%	4,847	4,846	1	0.0%
Percentage of net sales	20.8%	23.5%			21.3%	22.9%
General and administrative	497	452	45	10.0%	1,049	910	139	15.3%
Percentage of net sales	4.3%	4.3%			4.6%	4.3%

Total	$4,231	$4,374	$(143)	(3.3)%	$8,610	$8,665	$(55)	(0.6)%

Percentage of net sales	36.7%	42.0%			37.8%	41.0%

The year-over-year changes within operating expenses, including the effects of foreign currency exchange rates, net of hedging, are summarized by line item as follows:

R&D Expenses

The decrease in R&D expenses for the second quarter and first six months of fiscal 2012, as compared with the corresponding periods in fiscal 2011, was primarily due to lower headcount-related expense, lower acquisition-related expense, and lower share-based compensation expense. The decline in acquisition-related expense relates to the absence in the current period of contingent milestone payments that were paid in the prior year comparison period.

We continue to invest in R&D in order to bring a broad range of products to market in a timely fashion. If we believe that we are unable to enter a particular market in a timely manner with internally developed products, we may purchase or license technology from other businesses, or we may partner with or acquire businesses as an alternative to internal R&D.

Sales and Marketing Expenses

Sales and marketing expenses decreased in the second quarter of fiscal 2012, as compared with the second quarter of fiscal 2011, due to a decrease of $75 million in marketing expense partially offset by an increase of $26 million in sales expenses. The decrease in marketing expenses for the period was due to lower advertisement expenses and lower share-based compensation expense. The increase in sales expenses was due primarily to higher overall discretionary spending and higher headcount-related expense, partially offset by lower share-based compensation expense.

For the first six months of fiscal 2012, as compared with the first six months of fiscal 2011, sales and marketing expenses were flat. Sales expenses increased by $117 million, offsetting a decrease of $116 million in marketing expenses. The increase in sales expenses was due primarily to higher headcount-related expense and higher overall discretionary spending, partially offset by lower share-based compensation expense. The decrease in marketing expenses for the period was due to lower advertisement expenses and lower share-based compensation expense.

G&A Expenses

G&A expenses increased in the second quarter and first six months of fiscal 2012, as compared with the corresponding periods in fiscal 2011, due to increased corporate-level expenses, which tend to vary from period to period. The corporate-level expenses include increases related to our operational infrastructure such as real estate; IT project implementations, which include further investments in our global data center infrastructure; and investments related to operational and financial systems. Partially offsetting these increases were lower share-based compensation expense, lower acquisition-related expenses, and the net impact of certain tax audit settlements.

Effect of Foreign Currency

In the second quarter of fiscal 2012, foreign currency fluctuations, net of hedging, increased the combined R&D, sales and marketing, and G&A expenses by $25 million, or approximately 1%, compared with the second quarter of fiscal 2011. In the first six months of fiscal 2012, foreign currency fluctuations, net of hedging, increased the combined R&D, sales and marketing, and G&A expenses by $119 million, or approximately 1%, compared with the first six months of fiscal 2011.

Headcount

Our headcount increased by approximately 405 employees in the second quarter of fiscal 2012 and decreased by approximately 7,955 employees in the first six months of fiscal 2012. The increase in the second quarter of fiscal 2012 was due to strategic engineering hires and growth in delivery services partially offset by our restructuring actions. The decrease for the first six months of fiscal 2012 was attributable to headcount reductions from the sale of our Juarez, Mexico manufacturing operations and from our restructuring actions.

Share-Based Compensation Expense

The following table presents share-based compensation expense (in millions):

	Three Months Ended		Six Months Ended
	January 28, 2012	January 29, 2011	January 28, 2012	January 29, 2011
Cost of sales—product	$14	$16	$27	$31
Cost of sales—service	40	48	77	91

Share-based compensation expense in cost of sales	54	64	104	122

Research and development	99	132	200	253
Sales and marketing	149	167	291	331
General and administrative	54	67	102	131
Restructuring and other charges	(2)	—	(2)	—

Share-based compensation expense in operating expenses	300	366	591	715

Total share-based compensation expense	$354	$430	$695	$837

The year-over-year decrease in share-based compensation expense for the second quarter and first six months of fiscal 2012, as compared to the corresponding prior year periods, was due primarily to a decrease in the aggregate value of share-based awards in recent periods, the timing of the annual grants to employees in fiscal 2012, and the impact of our restructuring actions.

Amortization of Purchased Intangible Assets

The following table presents the amortization of purchased intangible assets included in operating expenses (in millions):

	Three Months Ended		Six Months Ended
	January 28, 2012	January 29, 2011	January 28, 2012	January 29, 2011
Amortization of purchased intangible assets included in operating expenses	$97	$203	$196	$316

The decrease in amortization of purchased intangible assets for the second quarter and first six months of fiscal 2012, compared with the corresponding periods of fiscal 2011, was primarily due to the absence of impairment charges during fiscal 2012 and also due to certain purchased intangible assets having become fully amortized or impaired in fiscal 2011. The amortization of purchased intangible assets for the three and six months ended January 29, 2011 included impairment charges of approximately $92 million. These impairment charges were primarily associated with certain of our consumer products. For additional information regarding purchased intangible assets, see Note 4 to the Consolidated Financial Statements.

The fair value of acquired technology and patents, as well as acquired technology under development, is determined at the acquisition date primarily using the income approach, which discounts expected future cash flows to present value. The discount rates used in the present value calculations are typically derived from a weighted-average cost of capital analysis and then adjusted to reflect risks inherent in the development lifecycle, as deemed appropriate given the attendant circumstances. We consider the pricing model for products related to these acquisitions to be standard within the high-technology communications industry, and the applicable discount rates represent the rates that market participants would use for valuation of such intangible assets.

Restructuring and Other Charges

In the second quarter and first six months of fiscal 2012, we incurred within operating expenses restructuring charges of $3 million and $205 million, respectively. We incurred no restructuring expenses in the corresponding period in fiscal 2011. See Note 5 to the Consolidated Financial Statements.

Interest and Other Income, Net

Interest Income and Interest Expense

The following table summarizes interest income and interest expense (in millions):

	Three Months Ended		Six Months Ended
	January 28, 2012	January 29, 2011	January 28, 2012	January 29, 2011
Interest income	$158	$156	$322	$316
Interest expense	(150)	(161)	(298)	(327)

Total	$8	$(5)	$24	$(11)

Interest income was up slightly in the second quarter and first six months of fiscal 2012, as compared with the corresponding prior year periods due to increased income from financing receivables. For the six month period, this impact was partially offset by the effect of lower average interest rates on our portfolio of cash, cash equivalents, and fixed income investments. The decrease in interest expense in the second quarter and first six months of fiscal 2012, as compared with the corresponding prior year periods, was attributable to the effect of lower average interest rates on our debt and favorable hedging impacts.

Other Income, Net

The components of other income, net, are summarized as follows (in millions):

	Three Months Ended		Six Months Ended
	January 28, 2012	January 29, 2011	January 28, 2012	January 29, 2011
Net gains on investments in publicly traded equity securities	$31	$11	$15	$30
Net gains on investments in fixed income securities	6	6	31	77

Total net gains on available-for-sale investments	37	17	46	107
Net (losses) gains on investments in privately held companies	(39)	29	(35)	47

Net gains (losses) on investments	(2)	46	11	154
Other gains and (losses), net	9	5	15	(23)

Other income, net	$7	$51	$26	$131

The change in total net gains on available-for-sale investments in the second quarter of fiscal 2012 compared with the second quarter of fiscal 2011 was attributable to higher gains on publicly traded equity securities in the current period as a result of market conditions, as well as the timing of sales of these securities. The change in total net gains on available-for-sale investments in the first six months of fiscal 2012 compared with the first six months of fiscal 2011 was attributable to lower gains on fixed income and publicly traded equity securities in the current period as a result of market conditions including the timing of sales of these securities. See Note 8 to the Consolidated Financial Statements for the unrealized gains and losses on investments.

For the second quarter and first six months of fiscal 2012 as compared with the corresponding periods of fiscal 2011, the change in net gains (losses) on investments in privately held companies was primarily due to higher equity method losses related to our proportional share of losses related to our VCE joint venture.

The change in other gains (losses), net for the second quarter and first six months of fiscal 2012 compared with the corresponding periods of fiscal 2011 was primarily due to foreign exchange gains in the fiscal 2012 periods as compared with losses in the fiscal 2011 periods, partially offset by lower gains from customer lease terminations in the fiscal 2012 periods as compared to the corresponding prior year periods.

Provision for Income Taxes

The provision for income taxes resulted in an effective tax rate of 20.6% for the second quarter of fiscal 2012 compared with 12.1% for the second quarter of fiscal 2011. Approximately 6.4 percentage points of the increase in the effective tax rate between fiscal years was attributable to the fiscal 2011 retroactive reinstatement of the U.S. federal R&D tax credit, which expired on December 31, 2011. The remaining 2.1 percentage point increase in the effective tax rate was primarily attributable to a decrease in foreign income taxed at rates lower than the U.S. federal statutory rate of 35%.

The provision for income taxes resulted in an effective tax rate of 20.7% for the first six months of fiscal 2012 compared with 16.9% for the first six months of fiscal 2011. Approximately 2.4 percentage points of the increase in the effective tax rate between fiscal years was attributable to the fiscal 2011 retroactive reinstatement of the U.S. federal R&D tax credit, which expired on December 31, 2011. The remaining 1.4 percentage point increase in the effective tax rate was primarily attributable to a decrease in foreign income taxed at rates lower than the U.S. federal statutory rate of 35%.

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

Balance Sheet and Cash Flows

Cash and Cash Equivalents and Investments The following table summarizes our cash and cash equivalents and investments (in millions):

	January 28, 2012	July 30, 2011	Increase (Decrease)
Cash and cash equivalents	$8,561	$7,662	$899
Fixed income securities	36,821	35,562	1,259
Publicly traded equity securities	1,360	1,361	(1)

Total	$46,742	$44,585	$2,157

The increase in cash and cash equivalents and investments in the first six months of fiscal 2012 was primarily the result of cash provided by operations of $5.4 billion. Partially offsetting this increase were the following: $1.7 billion for the repurchase of common stock (net of the issuance of common stock related to employee stock incentive plans), dividends paid of $0.6 billion, capital expenditures of $0.5 billion, and investments in privately held companies of $0.1 billion.

The increase in cash provided by operating activities in the first six months of fiscal 2012 compared with the corresponding period in fiscal 2011 was primarily the result of increased net income, and to a lesser degree lower accounts receivable, partially offset by restructuring payments in the first six months of fiscal 2012.

Our total in cash and cash equivalents and investments held by foreign subsidiaries was $41.7 billion and $39.8 billion as of January 28, 2012 and July 30, 2011, respectively. Under current tax laws and regulations, if cash and cash equivalents and investments held by foreign subsidiaries were to be distributed to the United States in the form of dividends or otherwise, we would be subject to additional U.S. income taxes and foreign withholding taxes. The balance available in the United States as of January 28, 2012 and July 30, 2011 was $5.0 billion and $4.8 billion, respectively.

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

Accounts Receivable, Net The following table summarizes our accounts receivable, net (in millions) and DSO:

	January 28, 2012	July 30, 2011	Increase (Decrease)
Accounts receivable, net	$3,876	$4,698	$(822)
DSO	31	38	(7)

Our accounts receivable net, as of January 28, 2012 decreased by approximately 17% compared with the end of fiscal 2011. Our DSO as of January 28, 2012 was lower by 7 days compared with the end of fiscal 2011. The decrease in DSO during the second quarter of fiscal 2012 was the due to product and service billings linearity during the quarter, particularly with respect to the timing of product shipments. Further adding to the decrease was a lower volume of large, multi-year service agreements.

Service billings have traditionally had the effect of increasing DSO due in part to the timing of billings, which in comparison to product billings have a larger proportion billed in the latter part of the quarter. Given various factors such as our business mix, linearity, and growth of our service business, going forward we expect DSO to be in the range of 30 to 40 days.

Inventories and Purchase Commitments with Contract Manufacturers and Suppliers The following table summarizes our inventories and purchase commitments with contract manufacturers and suppliers (in millions, except annualized inventory turns):

	January 28, 2012	July 30, 2011	Increase (Decrease)
Inventories	$1,590	$1,486	$104
Annualized inventory turns	11.1	11.8	(0.7)
Purchase commitments with contract manufacturers and suppliers	$4,192	$4,313	$(121)

Inventories as of January 28, 2012 increased by 7% from our balance at the end of fiscal 2011, and for the same period purchase commitments with contract manufacturers and suppliers were down approximately 3%. On a combined basis, inventories and purchase commitments with contract manufacturers and suppliers were flat compared with the end of fiscal 2011. We believe our inventory and purchase commitments are in line with our current demand forecasts.

The inventory increase was due to higher levels of manufactured finished goods produced in response to forecast demand and higher levels of distributor inventory. Our finished goods consist of distributor inventory and deferred cost of sales and manufactured finished goods. Distributor inventory and deferred cost of sales are related to unrecognized revenue on shipments to distributors and retail partners as well as shipments to customers. Manufactured finished goods consist primarily of build-to-order and build-to-stock products. All inventories are accounted for at the lower of cost or market. Inventory is written down based on excess and obsolete inventories determined primarily by future demand forecasts. Inventory write-downs are measured as the difference between the cost of the inventory and market, based upon assumptions about future demand, and are charged to the provision for inventory, which is a component of our cost of sales.

During fiscal 2011, due to the earthquake in Japan and resulting industry-wide component supply constraints, we made increased commitments to secure our near-term supply needs. The decline in purchase commitments in the second quarter of fiscal 2012 from the fourth quarter of fiscal 2011 was due in part to an improvement in lead times related to Japan supply constraints. We are continuing to actively monitor and evaluate the flooding situation in Thailand which occurred in the first quarter of fiscal 2012. We have business continuity plans in place in order to minimize any potential impact to our supply chain as a result of the flooding in Thailand, which impacts we expect to continue for the next several quarters.

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

Financing Receivables and Guarantees We measure our net balance sheet exposure position related to our financing receivables and financing guarantees by reducing the total of gross financing receivables and financing guarantees by the associated allowances for credit loss and deferred revenue. As of January 28, 2012, our net balance sheet exposure position related to financing receivables and financing guarantees was as follows (in millions):

	January 28, 2012
	FINANCING RECEIVABLES				FINANCING GUARANTEES			TOTAL
	Lease Receivables	Loan Receivables	Financed Service Contracts & Other	Total	Channel Partner	End-User Customers	Total
Gross amount less unearned income	$3,049	$1,673	$2,666	$7,388	353	$247	$600	$7,988
Allowances for credit loss	(250)	(110)	(9)	(369)	—	—	—	(369)
Deferred revenue	(103)	(176)	(1,951)	(2,230)	(240)	(224)	$(464)	(2,694)

Net balance sheet exposure	$2,696	$1,387	$706	$4,789	$113	$23	$136	$4,925

Financing Receivables Gross financing receivables less unearned income have increased by 6% compared with the end of fiscal 2011. The change was primarily due to a 14% increase in loan receivables, a 7% increase in lease receivables, and a 1% increase in gross financed service contracts. We provide financing to certain end-user customers and channel partners to enable sales of our products, service, and networking solutions. These financing arrangements include leases, financed service contracts, and loans. Arrangements related to leases are generally collateralized by a security interest in the underlying assets. Lease receivables include sales-type and direct-financing leases. We also provide certain qualified customers financing for long-term service contracts, which primarily relate to technical support services and advanced services. Our loan financing arrangements may include not only financing the acquisition of our products and services but also providing additional funds for other costs associated with network installation and integration of our products and services. We expect to continue to expand the use of our financing programs in the near term.

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

Deferred Revenue Related to Financing Receivables and Guarantees The majority of the deferred revenue in the preceding table is related to financed service contracts. The revenue related to financed service contracts, which primarily relates to technical support services and advanced services, is deferred and included in deferred service revenue. The revenue related to financed service contracts is recognized ratably over the period during which the related services are to be performed. A portion of the revenue related to lease and loan receivables is also deferred and included in deferred product revenue based on revenue recognition criteria.

Borrowings

Senior Notes The following table summarizes the principal amount of our senior notes (in millions):

	January 28, 2012	July 30, 2011
Senior notes:
Floating-rate notes, due 2014	$1,250	$1,250
1.625% fixed-rate notes, due 2014	2,000	2,000
2.90% fixed-rate notes, due 2014	500	500
5.50% fixed-rate notes, due 2016	3,000	3,000
3.15% fixed-rate notes, due 2017	750	750
4.95% fixed-rate notes, due 2019	2,000	2,000
4.45% fixed-rate notes, due 2020	2,500	2,500
5.90% fixed-rate notes, due 2039	2,000	2,000
5.50% fixed-rate notes, due 2040	2,000	2,000

Total	$16,000	$16,000

Interest is payable semiannually on each class of the senior fixed-rate notes, each of which is redeemable by us at any time, subject to a make-whole premium. Interest is payable quarterly on the floating-rate notes. We were in compliance with all debt covenants as of January 28, 2012.

Commercial Paper In fiscal 2011 we established a short-term debt financing program of up to $3.0 billion through the issuance of commercial paper notes. As of each January 28, 2012 and July 30, 2011, we had commercial paper notes of $500 million outstanding under this program.

Other Notes and Borrowings Other notes and borrowings include notes and credit facilities with a number of financial institutions that are available to certain of our foreign subsidiaries. The amount of borrowings outstanding under these arrangements was $105 million and $88 million as of January 28, 2012 and July 30, 2011, respectively.

Credit Facility On February 17, 2012, we entered into a credit agreement with certain institutional lenders that provides for a $3.0 billion unsecured revolving credit facility that is scheduled to expire on February 17, 2017. Any advances under the credit agreement will accrue interest at rates that are equal to, based on certain conditions, either (i) the higher of the Federal Funds rate plus 0.50%, Bank of America’s “prime rate” as announced from time to time or one-month LIBOR plus 1.00%, or (ii) LIBOR plus a margin that is based on our senior debt credit ratings as published by Standard & Poor’s Financial Services, LLC and Moody’s Investors Service, Inc. The credit agreement requires that we comply with certain covenants, including that we maintain an interest coverage ratio as defined in the agreement.

We may also, upon the agreement of either the then-existing lenders or additional lenders not currently parties to the agreement, increase the commitments under the credit facility by up to an additional $2.0 billion and/or extend the expiration date of the credit facility up to February 17, 2019. As of February 21, 2012, we were in compliance with the required interest coverage ratio and the other covenants, and we had not borrowed any funds under the credit facility.

This credit facility replaces our prior credit facility that was entered into on August 17, 2007, which was terminated in connection with our entering into the new credit facility. As of January 28, 2012, we were in compliance with the required interest coverage ratio and the other covenants, and we had not borrowed any funds under the prior credit facility.

Deferred Revenue

The following table presents the breakdown of deferred revenue (in millions):

	January 28, 2012	July 30, 2011	Increase (Decrease)
Service	$8,478	$8,521	$(43)
Product	3,984	3,686	298

Total	$12,462	$12,207	$255

Reported as:
Current	$8,534	$8,025	$509
Noncurrent	3,928	4,182	(254)

Total	$12,462	$12,207	$255

The slight decrease in deferred service revenue reflects the ongoing amortization of deferred service revenue, as well as a lower proportion of multi-year contract initiations in the first six months of fiscal 2012 as compared to the prior year period, partially offset by the impact of new contract initiations. The increase in deferred product revenue was primarily related to increased two-tier deferred revenue, which in turn was due to improved shipment linearity to two-tier partners during the second quarter of fiscal 2012.

Contractual Obligations

Operating Leases

We lease office space in several U.S. locations. Outside the United States, larger leased sites are located in Australia, Belgium, China, Germany, India, Israel, Italy, Japan, Norway, and the United Kingdom. We also lease equipment and vehicles. The future minimum lease payments under all our noncancelable operating leases with an initial term in excess of one year as of January 28, 2012 were $1.2 billion.

Other Commitments

In connection with our business combinations and asset purchases, we have agreed to pay certain additional amounts contingent upon the achievement of agreed-upon technology, development, product, or other milestones or continued employment with us of certain employees of acquired entities. See Note 12 to the Consolidated Financial Statements.

We also have certain funding commitments primarily related to our investments in privately held companies and venture funds, some of which are based on the achievement of certain agreed-upon milestones, and some of which are required to be funded on demand. The funding commitments were $139 million as of January 28, 2012 compared with $192 million as of July 30, 2011.

Off-Balance Sheet Arrangements

We consider our investments in unconsolidated variable interest entities to be off-balance sheet arrangements. In the ordinary course of business, we have investments in privately held companies and provide financing to certain customers. These privately held companies and customers may be considered to be variable interest entities. We evaluate on an ongoing basis our investments in these privately held companies and customer financings, and we have determined that as of January 28, 2012 there were no material unconsolidated variable interest entities.

VCE is a joint venture that we formed in fiscal 2010 with EMC, with investments from VMware and Intel. VCE helps organizations leverage best-in-class technologies and disciplines from Cisco, EMC, and VMware to enable the transformation to cloud computing. As of January 28, 2012, our cumulative investment in the combined VCE entity was approximately $264 million, inclusive of accrued interest, and our ownership percentage was approximately 35%. During the six months ended January 28, 2012, we invested approximately $157 million in VCE. We account for our investment in VCE under the equity method, and accordingly our carrying value in VCE was approximately $99 million, which reflects our cumulative share of VCE’s losses. Over the next 12 months, as VCE scales its operations, we expect that we will make additional investments in VCE and we may incur additional losses, in proportion to our share.

From time to time, EMC and Cisco may enter into guarantee agreements on behalf of VCE to indemnify third parties, such as customers, for monetary damages. Such guarantees were not material as of January 28, 2012.

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

Securities Lending

We periodically engage in securities lending activities with certain of our available-for-sale investments. These transactions are accounted for as a secured lending of the securities, and the securities are typically loaned only on an overnight basis. The average daily balance of securities lending for the six months ended January 28, 2012 was approximately $0.4 billion. The average daily balance of securities lending for the six months ended January 29, 2011 was approximately $2.2 billion. We require collateral equal to at least 102% of the fair market value of the loaned security and that the collateral be in the form of cash or liquid, high-quality assets. We engage in these secured lending transactions only with highly creditworthy counterparties, and the associated portfolio custodian has agreed to indemnify us against any collateral losses. We did not experience any losses in connection with the secured lending of securities during the periods presented. As of January 28, 2012 and July 30, 2011, we had no outstanding securities lending transactions. We believe these arrangements do not present a material risk or impact to our liquidity requirements.

Stock Repurchase Program and Dividends

In September 2001, our Board of Directors authorized a stock repurchase program. As of January 28, 2012, our Board of Directors had authorized an aggregate repurchase of up to $82 billion of common stock under this program, and the remaining authorized repurchase amount was $8.2 billion with no termination date. The stock repurchase activity under the stock repurchase program, reported based on the trade date, is summarized as follows (in millions, except per-share amounts):

Six Months Ended January 28, 2012	Shares Repurchased	Weighted- Average Price per Share	Amount Repurchased
Cumulative balance at July 30, 2011	3,478	$20.64	$71,773
Repurchase of common stock under the stock repurchase program	126	15.88	2,010

Cumulative balance at January 28, 2012	3,604	$20.47	$73,783

During the first six months of fiscal 2012, cash dividends of $0.12 per share, or $644 million, were declared on our outstanding common stock and paid during the same period. On February 7, 2012 our Board of Directors declared a quarterly dividend of $0.08 per common share, a two-cent increase over the previous quarter’s dividend, to be paid on April 25, 2012 to all shareholders of record as of the close of business on April 5, 2012. Any future dividends will be subject to the approval of our Board of Directors.

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

Interest Rate Risk

Fixed Income Securities

We maintain an investment portfolio of various holdings, types, and maturities. Our primary objective for holding fixed income securities is to achieve an appropriate investment return consistent with preserving principal and managing risk. At any time, a sharp rise in market interest rates could have a material adverse impact on the fair value of our fixed income investment portfolio. Conversely, declines in interest rates, including the impact from lower credit spreads, could have a material adverse impact on interest income for our investment portfolio. We may utilize derivative instruments designated as hedging instruments to achieve our investment objectives. We had no outstanding hedging instruments for our fixed income securities as of January 28, 2012. Our fixed income investments are held for purposes other than trading. Our fixed income investments are not leveraged as of January 28, 2012. See Note 8 to the Consolidated Financial Statements. We monitor our interest rate and credit risks, including our credit exposures to specific rating categories and to individual issuers. As of January 28, 2012, approximately 80% of our fixed income securities balance consists of U.S. government and U.S. government agency securities. We believe the overall credit quality of our portfolio is strong.

Debt

As of January 28, 2012, we had $16.0 billion in principal amount of senior notes outstanding, which consisted of $1.25 billion floating-rate notes and $14.75 billion fixed-rate notes. The carrying amount of the senior notes was $16.3 billion, and the related fair value, which is based on market prices, was $18.3 billion. As of January 28, 2012, a hypothetical 50 basis points increase or decrease in market interest rates would change the fair value of the fixed-rate debt, excluding the $4.25 billion of hedged debt, by a decrease or increase of $0.6 billion, respectively. However, this hypothetical change in interest rates would not impact the interest expense on the unhedged portion of the fixed-rate debt.

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

Publicly Traded Equity Securities

The following tables present the hypothetical fair values of publicly traded equity securities as a result of selected potential decreases and increases in the price of each equity security in the portfolio, excluding hedged equity securities, if any. Potential fluctuations in the price of each equity security in the portfolio of plus or minus 10%, 20%, and 30% were selected based on potential near-term changes in those security prices. The hypothetical fair values as of January 28, 2012 and July 30, 2011 are as follows (in millions):

	VALUATION OF SECURITIES GIVEN AN X% DECREASE IN EACH STOCK’S PRICE			Fair Value	VALUATION OF SECURITIES GIVEN AN X% INCREASE IN EACH STOCK’S PRICE
As of January 28, 2012	(30%)	(20%)	(10%)		10%	20%	30%
Publicly traded equity securities	$952	$1,088	$1,224	$1,360	$1,496	$1,632	$1,768

As of July 30, 2011	(30%)	(20%)	(10%)	Fair Value	10%	20%	30%
Publicly traded equity securities	$953	$1,089	$1,225	$1,361	$1,497	$1,633	$1,769

There were no material impairment charges on our investments in publicly traded equity securities during the first six months of either fiscal 2012 or 2011.

Investments in Privately Held Companies

We have also invested in privately held companies. These investments are recorded in other assets in our Consolidated Balance Sheets and are accounted for using primarily either the cost or the equity method. As of January 28, 2012, the total carrying amount of our investments in privately held companies was $864 million, compared with $796 million at July 30, 2011. Some of the privately held companies in which we invested are in the startup or development stages. These investments are inherently risky because the markets for the technologies or products these companies are developing are typically in the early stages and may never materialize. We could lose our entire investment in these companies. Our evaluation of investments in privately held companies is based on the fundamentals of the businesses invested in, including among other factors, the nature of their technologies and potential for financial return. Our impairment charges on investments in privately held companies were $1 million and $2 million for the second quarters of fiscal 2012 and 2011, respectively, and were $2 million and $5 million during the first six months of fiscal 2012 and 2011, respectively.

Foreign Currency Exchange Risk

Our foreign exchange forward and option contracts are summarized as follows (in millions):

	January 28, 2012		July 30, 2011
	Notional Amount	Fair Value	Notional Amount	Fair Value
Forward contracts:
Purchased	$3,418	$(28)	$3,722	$9
Sold	$979	$(4)	$1,225	$(10)
Option contracts:
Purchased	$1,539	$11	$1,547	$63
Sold	$1,456	$(11)	$1,577	$(12)

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

Approximately 70% of our operating expenses are U.S.-dollar denominated. Foreign currency fluctuations, net of hedging, increased our operating expenses by approximately 1% in the first six months of fiscal 2012 compared with the corresponding period of fiscal 2011. To reduce variability in operating expenses and service cost of sales caused by non-U.S.-dollar denominated operating expenses and costs, we hedge certain forecasted foreign currency transactions with currency options and forward contracts. These hedging programs are not designed to provide foreign currency protection over long time horizons. In designing a specific hedging approach, we consider several factors, including offsetting exposures, significance of exposures, costs associated with entering into a particular hedge instrument, and potential effectiveness of the hedge. The gains and losses on foreign exchange contracts mitigate the effect of currency movements on our operating expenses and service cost of sales.

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

Changes in internal control over financial reporting. There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our second quarter of fiscal 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The asserted claims by Brazilian federal tax authorities are for calendar years 2003 through 2007 and the asserted claims by the tax authorities from the state of Sao Paulo are for calendar years 2005 through 2007. The total asserted claims by Brazilian state and federal tax authorities aggregated to approximately $464 million for the alleged evasion of import taxes, approximately $1.0 billion for interest, and approximately $2.2 billion for various penalties, all determined using an exchange rate as of January 28, 2012. We have completed a thorough review of the matter and believe the asserted tax claims against us are without merit, and we intend to defend the claims vigorously. While we believe there is no legal basis for our alleged liability, due to the complexities and uncertainty surrounding the judicial process in Brazil and the nature of the claims asserting joint liability with the importer, we are unable to determine the likelihood of an unfavorable outcome against us and are unable to reasonably estimate a range of loss, if any. We do not expect a final judicial determination for several years.

On March 31, 2011 and April 12, 2011, purported shareholder class action lawsuits were filed in the United States District Court for the Northern District of California against Cisco and certain of its officers and directors. The lawsuits have been consolidated, and an amended consolidated complaint was filed on December 2, 2011. The consolidated action is purportedly brought on behalf of purchasers of Cisco’s publicly traded securities between February 3, 2010 and May 11, 2011. Plaintiffs allege that defendants made false and misleading statements, purport to assert claims for violations of the federal securities laws, and seek unspecified compensatory damages and other relief. We believe the claims are without merit and intend to defend the actions vigorously. While we believe there is no legal basis for liability, due to the uncertainty surrounding the litigation process, we are unable to reasonably estimate a range of loss, if any, at this time.

Beginning on April 8, 2011, a number of purported shareholder derivative lawsuits were filed in both the United States District Court for the Northern District of California and the California Superior Court for the County of Santa Clara against our Board of Directors and several of our officers. The federal lawsuits have been consolidated in the Northern District of California. Plaintiffs in both the federal and state derivative actions allege that the Board allowed certain officers to make allegedly false and misleading statements. The complaint includes claims for violation of the federal securities laws, breach of fiduciary duties, waste of corporate assets, unjust enrichment, and violations of the California Corporations Code. The complaint seeks compensatory damages, disgorgement, and other relief.

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

•	How well we execute on our strategy and operating plans and the impact of changes in our business model that could result in significant restructuring charges

•	Our ability to achieve targeted cost reductions

•	Benefits anticipated from our investments in engineering, sales and manufacturing activities

•	Changes in tax laws, tax regulations and / or accounting rules

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

Inventory management remains an area of focus. We experienced longer than normal lead times on several of our products in fiscal 2010. This was attributable in part to increasing demand driven by the improvement in our overall markets, and similar to what has happened in the industry, the longer than normal lead time extensions also stemmed from supplier constraints based upon their labor and other actions taken during the global economic downturn. We continue to see challenges at some of our component suppliers. Additionally, the earthquake and tsunami in Japan during the third quarter of fiscal 2011 and the flooding in Thailand in the first quarter of fiscal 2012 resulted in industry wide component supply constraints. Longer manufacturing lead times in the past have caused some customers to place the same order multiple times within our various sales channels and to cancel the duplicative orders upon receipt of the product, or to place orders with other vendors with shorter manufacturing lead times. Such multiple ordering (along with other factors) or risk of order cancellation may cause difficulty in predicting our sales and, as a result, could impair our ability to manage parts inventory effectively. In addition, our efforts to improve manufacturing lead-time performance may result in corresponding reductions in order backlog. A decline in backlog levels could result in more variability and less predictability in our quarter-to-quarter net sales and operating results. In addition, when facing component supply-related challenges, we have increased our efforts in procuring components in order to meet customer expectations which in turn contribute to an increase in purchase commitments. Increases in our purchase commitments to shorten lead times could also lead to excess and obsolete inventory charges if the demand for our products is less than our expectations.

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

OUR INVENTORY MANAGEMENT RELATING TO OUR SALES TO OUR TWO-TIER DISTRIBUTION CHANNEL IS COMPLEX, AND EXCESS INVENTORY MAY HARM OUR GROSS MARGINS

We must manage our inventory relating to sales to our distributors and retail partners effectively, because inventory held by them could affect our results of operations. Our distributors and retail partners may increase orders during periods of product shortages, cancel orders if their inventory is too high, or delay orders in anticipation of new products. They also may adjust their orders in response to the supply of our products and the products of our competitors that are available to them, and in response to seasonal fluctuations in end-user demand. Revenue to our distributors and retail partners generally is recognized based on a sell-through method using information provided by them, and they are generally given business terms that allow them to return a portion of inventory, receive credits for changes in selling price, and participate in various cooperative marketing programs. Inventory management remains an area of focus as we balance the need to maintain strategic inventory levels to ensure competitive lead times against the risk of inventory obsolescence because of rapidly changing technology and customer requirements. We continue to see challenges at some of our component suppliers and, when facing component supply-related challenges, have increased our efforts in procuring components in order to meet customer expectations. If we ultimately determine that we have excess inventory, we may have to reduce our prices and write down inventory, which in turn could result in lower gross margins.

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

A reduction or interruption in supply; a significant increase in the price of one or more components; a failure to adequately authorize procurement of inventory by our contract manufacturers; a failure to appropriately cancel, reschedule, or adjust our requirements based on our business needs; or a decrease in demand for our products could materially adversely affect our business, operating results, and financial condition and could materially damage customer relationships. Furthermore, as a result of binding price or purchase commitments with suppliers, we may be obligated to purchase components at prices that are higher than those available in the current market. In the event that we become committed to purchase components at prices in excess of the current market price when the components are actually used, our gross margins could decrease. We experienced longer than normal lead times on several of our products in fiscal 2010 and we continue to see challenges at some of our component suppliers. The earthquake and tsunami in Japan during the third quarter of fiscal 2011 and the flooding in Thailand in the first quarter of fiscal 2012 resulted in industry-wide component supply constraints. Although we have generally secured additional supply or taken other mitigation actions, if the conditions resulting from the situations in Japan or Thailand worsen, these conditions could have a material adverse effect on our business, results of operations, and financial condition. See the risk factor above entitled “Our revenue for a particular period is difficult to predict, and a shortfall in revenue may harm our operating results.”

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

Manufacturing capacity and component supply constraints could continue to be significant issues for us. We purchase components from a variety of suppliers and use several contract manufacturers to provide manufacturing services for our products. During the normal course of business, in order to improve manufacturing lead-time performance and to help ensure adequate component supply, we enter into agreements with contract manufacturers and suppliers that either allow them to procure inventory based upon criteria as defined by us or that establish the parameters defining our requirements. In certain instances, these agreements allow us the option to cancel, reschedule, and adjust our requirements based on our business needs prior to firm orders being placed. When facing component supply-related challenges, we have increased our efforts in procuring components in order to meet customer expectations which in turn contribute to an increase in purchase commitments. For example, the earthquake in Japan during the third quarter of fiscal 2011 resulted in industry wide component supply constraints, and approximately $300 million of our purchase commitment increase was attributable to us securing supply components as we made commitments to secure our near term supply needs. In addition, flooding in Thailand in the first quarter of fiscal 2012 may impact our ability to procure certain components in a timely fashion, which in turn could require us to increase purchase commitments. Increases in our purchase commitments to shorten lead times could also lead to excess and obsolete inventory charges if the demand for our products is less than our expectations. If we fail to anticipate customer demand properly, an oversupply of parts could result in excess or obsolete components that could adversely affect our gross margins. For additional information regarding our purchase commitments with contract manufacturers and suppliers, see Note 12 to the Consolidated Financial Statements contained in this report.

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

In response to changes in industry and market conditions, we may be required to strategically realign our resources and consider restructuring, disposing of, or otherwise exiting businesses. Any decision to limit investment in or dispose of or otherwise exit businesses may result in the recording of special charges, such as inventory and technology-related write-offs, workforce reduction costs, charges relating to consolidation of excess facilities, or claims from third parties who were resellers or users of discontinued products. Our estimates with respect to the useful life or ultimate recoverability of our carrying basis of assets, including purchased intangible assets, could change as a result of such assessments and decisions. Although in certain instances our supply agreements allow us the option to cancel, reschedule, and adjust our requirements based on our business needs prior to firm orders being placed, our loss contingencies may include liabilities for contracts that we cannot cancel with contract manufacturers and suppliers. Further, our estimates relating to the liabilities for excess facilities are affected by changes in real estate market conditions. Additionally, we are required to perform goodwill impairment tests on an annual basis and between annual tests in certain circumstances, and future goodwill impairment tests may result in a charge to earnings.

In fiscal 2011 we announced and began implementing restructuring activities designed to lower our operating costs and to simplify our operating model and concentrate our focus on selected foundational priorities. We have incurred in the fourth quarter of fiscal 2011 and the first six months of fiscal 2012 and may continue to incur in the near term significant restructuring charges as a result of these activities. The changes to our business model may be disruptive, and the revised model that we adopt may not be more efficient or effective than the aspects of our business model that are being revised. Our restructuring activities, including any related charges and the impact of the related headcount reductions, could have a material adverse effect on our business, operating results, and financial condition.

OVER THE LONG TERM WE INTEND TO INVEST IN ENGINEERING, SALES, SERVICE, MARKETING AND MANUFACTURING ACTIVITIES, AND THESE INVESTMENTS MAY ACHIEVE DELAYED, OR LOWER THAN EXPECTED, BENEFITS WHICH COULD HARM OUR OPERATING RESULTS

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

We conduct significant sales and customer support operations in countries outside of the United States and also depend on non-U.S. operations of our contract manufacturers, component suppliers and distribution partners. Although sales in several of our emerging countries decreased during the recent global economic downturn, several of our emerging countries generally have been relatively fast growing, and we have announced plans to expand our commitments and expectations in certain of those countries. As such, our growth depends in part on our increasing sales into emerging countries. Our future results could be materially adversely affected by a variety of political, economic or other factors relating to our operations outside the United States, including impacts from the global macroeconomic environment and developments in Europe, any or all of which could have a material adverse effect on our operating results and financial condition, including, among others, the following:

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

ADVERSE RESOLUTION OF LITIGATION OR GOVERNMENTAL INVESTIGATIONS MAY HARM OUR OPERATING RESULTS OR FINANCIAL CONDITION

We are a party to lawsuits in the normal course of our business. Litigation can be expensive, lengthy, and disruptive to normal business operations. Moreover, the results of complex legal proceedings are difficult to predict. For example, Brazilian authorities have investigated our Brazilian subsidiary and certain of our current and former employees, as well as a Brazilian importer of our products, and its affiliates and employees, relating to alleged evasion of import taxes and alleged improper transactions involving the subsidiary and the importer. Brazilian tax authorities have assessed claims against our Brazilian subsidiary based on a theory of joint liability with the Brazilian importer for import taxes and related penalties. The asserted claims by Brazilian federal tax authorities are for calendar years 2003 through 2007 and the related asserted claims by the tax authorities from the state of Sao Paulo are for calendar years 2005 through 2007. The total asserted claims by Brazilian state and federal tax authorities aggregated to approximately $464 million for the alleged evasion of import taxes, approximately $1.0 billion for interest, and approximately $2.2 billion for various penalties, all determined using an exchange rate as of January 28, 2012. We have completed a thorough review of the matter and believe the asserted tax claims against us are without merit, and we intend to defend the claims vigorously. While we believe there is no legal basis for our alleged liability, due to the complexities and uncertainty surrounding the judicial process in Brazil and the nature of the claims asserting joint liability with the importer, we are unable to determine the likelihood of an unfavorable outcome against us and are unable to reasonably estimate a range of loss, if any. An unfavorable resolution of lawsuits or governmental investigations could have a material adverse effect on our business, operating results, or financial condition. For additional information regarding certain of the matters in which we are involved, see Item 1, “Legal Proceedings,” contained in Part II of this report.

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

THERE CAN BE NO ASSURANCE THAT OUR OPERATING RESULTS AND FINANCIAL CONDITION WILL NOT BE ADVERSELY AFFECTED BY OUR INCURRENCE OF DEBT

We have senior unsecured notes outstanding in an aggregate principal amount of $16.0 billion that mature at specific dates in 2014, 2016, 2017, 2019, 2020, 2039 and 2040. We have also established a commercial paper program under which we may issue short-term, unsecured commercial paper notes on a private placement basis up to a maximum aggregate amount outstanding at any time of $3 billion, and had commercial paper notes outstanding in an aggregate principal amount of $500 million as of January 28, 2012. The outstanding senior unsecured notes bear fixed-rate interest payable semiannually, except $1.25 billion of the notes which bears interest at a floating rate payable quarterly. The fair value of the long-term debt is subject to market interest rate volatility. The instruments governing the senior unsecured notes contain certain covenants applicable to us and our subsidiaries that may adversely affect our ability to incur certain liens or engage in certain types of sale and leaseback transactions. In addition, we will be required to have available in the United States sufficient cash to repay all of our notes on maturity. There can be no assurance that our incurrence of this debt or any future debt will be a better means of providing liquidity to us than would our use of our existing cash resources, including cash currently held offshore. Further, we cannot be assured that our maintenance of this indebtedness or incurrence of future indebtedness will not adversely affect our operating results or financial condition. In addition, changes by any rating agency to our credit rating can negatively impact the value and liquidity of both our debt and equity securities, as well as the terms upon which we may borrow under our commercial paper program.

Item  2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) None.

(b) None.

(c) Issuer Purchases of Equity Securities (in millions, except per-share amounts)

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (2)
October 30, 2011 to November 26, 2011	11	$17.81	11	$8,492
November 27, 2011 to December 24, 2011	16	$17.88	15	$8,217
December 25, 2011 to January 28, 2012	—	$—	—	$8,217

Total	27	$17.85	26

(1)	Includes approximately 0.4 million shares repurchased to satisfy tax withholding obligations that arose on the vesting of shares of restricted stock and restricted stock units.
(2)

On September 13, 2001, we announced that our Board of Directors had authorized a stock repurchase program. As of January 28, 2012, our Board of Directors had authorized an aggregate repurchase of up to $82 billion of common stock under this program with no termination date. During the second quarter of fiscal 2012, we repurchased and retired 26 million shares of our common stock under this program at a weighted-average price of $17.84 per share for an aggregate purchase price of $466 million. As of January 28, 2012, we had repurchased and retired 3.6 billion shares of our common stock at a weighted-average price of $20.47 per share for an aggregate purchase price of $73.8 billion since inception of the stock repurchase program, and the remaining authorized amount for stock repurchases under this program was $8.2 billion with no termination date.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not Applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

The following documents are filed as Exhibits to this report:

10.1	Cisco Systems, Inc. 2005 Stock Incentive Plan (including related form agreements) (incorporated by reference to Exhibit 10.1 of Form 8-K (File No. 000-18225) filed December 8, 2011)

10.2	Credit Agreement dated as of February 17, 2012, by and among Cisco Systems, Inc. and Lenders party thereto, and Bank of America, N.A., as administration agent, swing line lender and an L/C issuer (incorporated by reference to Exhibit 10.1 of Form 8-K (File No. 000-18225) filed on February 17, 2012)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32.1	Section 1350 Certification of Principal Executive Officer

32.2	Section 1350 Certification of Principal Financial Officer

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Cisco Systems, Inc.

Date: February 21, 2012	By	/s/ Frank A. Calderoni
Frank A. Calderoni Executive Vice President and Chief Financial Officer (Principal Financial Officer and duly authorized signatory)

EXHIBIT INDEX

10.1	Cisco Systems, Inc. 2005 Stock Incentive Plan (including related form agreements) (incorporated by reference to Exhibit 10.1 of Form 8-K (File No. 000-18225) filed December 8, 2011)

10.2	Credit Agreement dated as of February 17, 2012, by and among Cisco Systems, Inc. and Lenders party thereto, and Bank of America, N.A., as administration agent, swing line lender and an L/C issuer (incorporated by reference to Exhibit 10.1 of Form 8-K (File No. 000-18225) filed on February 17, 2012)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32.1	Section 1350 Certification of Principal Executive Officer

32.2	Section 1350 Certification of Principal Financial Officer

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document