Form 10-Q
period 2012-04-28
CISCO SYSTEMS, INC.
filed 2012-05-23
CIK 858877

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 28, 2012

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

Number of shares of the registrant’s common stock outstanding as of May 18, 2012: 5,356,878,940

Cisco Systems, Inc.

FORM 10-Q for the Quarter Ended April 28, 2012

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

CISCO SYSTEMS, INC.

CONSOLIDATED BALANCE SHEETS

(in millions, except par value)

(Unaudited)

	April 28, 2012	July 30, 2011
ASSETS
Current assets:
Cash and cash equivalents	$6,461	$7,662
Investments	41,951	36,923
Accounts receivable, net of allowance for doubtful accounts of $216 at April 28, 2012 and $204 at July 30, 2011	3,980	4,698
Inventories	1,497	1,486
Financing receivables, net	3,709	3,111
Deferred tax assets	2,104	2,410
Other current assets	1,510	941

Total current assets	61,212	57,231
Property and equipment, net	3,634	3,916
Financing receivables, net	3,518	3,488
Goodwill	17,006	16,818
Purchased intangible assets, net	2,134	2,541
Other assets	3,650	3,101

TOTAL ASSETS	$91,154	$87,095

LIABILITIES AND EQUITY
Current liabilities:
Short-term debt	$83	$588
Accounts payable	903	876
Income taxes payable	453	120
Accrued compensation	2,626	3,163
Deferred revenue	8,568	8,025
Other current liabilities	4,491	4,734

Total current liabilities	17,124	17,506

Long-term debt	16,286	16,234
Income taxes payable	1,698	1,191
Deferred revenue	4,080	4,182
Other long-term liabilities	588	723

Total liabilities	39,776	39,836

Commitments and contingencies (Note 12)
Equity:
Cisco shareholders’ equity:
Preferred stock, no par value: 5 shares authorized; none issued and outstanding	—	—
Common stock and additional paid-in capital, $0.001 par value: 20,000 shares authorized; 5,383 and 5,435 shares issued and outstanding at April 28, 2012 and July 30, 2011, respectively	39,510	38,648
Retained earnings	10,869	7,284
Accumulated other comprehensive income	978	1,294

Total Cisco shareholders’ equity	51,357	47,226

Noncontrolling interests	21	33

Total equity	51,378	47,259

TOTAL LIABILITIES AND EQUITY	$91,154	$87,095

See Notes to Consolidated Financial Statements.

CISCO SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in millions, except per-share amounts)

(Unaudited)

	Three Months Ended		Nine Months Ended
	April 28, 2012	April 30, 2011	April 28, 2012	April 30, 2011
NET SALES:
Product	$9,106	$8,669	$27,176	$25,605
Service	2,482	2,197	7,195	6,418

Total net sales	11,588	10,866	34,371	32,023

COST OF SALES:
Product	3,563	3,437	10,776	10,068
Service	856	770	2,471	2,280

Total cost of sales	4,419	4,207	13,247	12,348

GROSS MARGIN	7,169	6,659	21,124	19,675

OPERATING EXPENSES:
Research and development	1,358	1,430	4,072	4,339
Sales and marketing	2,383	2,446	7,230	7,292
General and administrative	562	466	1,611	1,376
Amortization of purchased intangible assets	96	103	292	419
Restructuring and other charges	20	31	225	31

Total operating expenses	4,419	4,476	13,430	13,457

OPERATING INCOME	2,750	2,183	7,694	6,218
Interest income	161	161	483	477
Interest expense	(151)	(153)	(449)	(480)
Other income, net	19	12	45	143

Interest and other income, net	29	20	79	140

INCOME BEFORE PROVISION FOR INCOME TAXES	2,779	2,203	7,773	6,358
Provision for income taxes	614	396	1,649	1,100

NET INCOME	$2,165	$1,807	$6,124	$5,258

Net income per share:
Basic	$0.40	$0.33	$1.14	$0.95

Diluted	$0.40	$0.33	$1.13	$0.94

Shares used in per-share calculation:
Basic	5,388	5,508	5,383	5,545

Diluted	5,456	5,537	5,418	5,596

Cash dividends declared per common share	$0.08	$0.06	$0.20	$0.06

See Notes to Consolidated Financial Statements.

CISCO SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

(Unaudited)

	Nine Months Ended
	April 28, 2012	April 30, 2011
Cash flows from operating activities:
Net income	$6,124	$5,258
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and other	1,816	1,813
Share-based compensation expense	1,032	1,237
Provision for doubtful accounts	20	(1)
Deferred income taxes	75	(37)
Excess tax benefits from share-based compensation	(57)	(65)
Net gains on investments	(38)	(185)
Change in operating assets and liabilities, net of effects of acquisitions and divestitures:
Accounts receivable	660	603
Inventories	(113)	(105)
Financing receivables, net	(737)	(1,089)
Other assets	(495)	190
Accounts payable	34	(103)
Income taxes, net	151	(192)
Accrued compensation	(451)	(265)
Deferred revenue	482	537
Other liabilities	(100)	(341)

Net cash provided by operating activities	8,403	7,255

Cash flows from investing activities:
Purchases of investments	(32,690)	(30,303)
Proceeds from sales of investments	19,591	14,942
Proceeds from maturities of investments	7,930	14,134
Acquisition of property and equipment	(830)	(930)
Acquisition of businesses, net of cash and cash equivalents acquired	(333)	(266)
Purchases of investments in privately held companies	(299)	(179)
Return of investments in privately held companies	212	93
Other	175	48

Net cash used in investing activities	(6,244)	(2,461)

Cash flows from financing activities:
Issuances of common stock	1,115	1,516
Repurchases of common stock	(2,868)	(5,564)
Short-term borrowings, maturities less than 90 days, net	(505)	392
Issuances of debt, maturities greater than 90 days	—	4,109
Repayments of debt, maturities greater than 90 days	—	(3,000)
Excess tax benefits from share-based compensation	57	65
Dividends paid	(1,076)	(329)
Other	(83)	71

Net cash used in financing activities	(3,360)	(2,740)

Net (decrease) increase in cash and cash equivalents	(1,201)	2,054
Cash and cash equivalents, beginning of period	7,662	4,581

Cash and cash equivalents, end of period	$6,461	$6,635

Cash paid for:
Interest	$561	$658
Income taxes	$1,424	$1,328

See Notes to Consolidated Financial Statements.

CISCO SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF EQUITY

(in millions)

(Unaudited)

	123456	123456	123456	123456	123456	123456	123456
Nine Months Ended April 28, 2012	Shares of Common Stock	Common Stock and Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Cisco Shareholders’ Equity	Noncontrolling Interests	Total Equity
BALANCE AT JULY 30, 2011	5,435	$38,648	$7,284	$1,294	$47,226	$33	$47,259
Net income			6,124		6,124		6,124
Change in:
Unrealized gains and losses on investments, net				19	19	(12)	7
Derivative instruments				(39)	(39)		(39)
Cumulative translation adjustment and other				(296)	(296)		(296)

Comprehensive income (loss)					5,808	(12)	5,796

Issuance of common stock	110	1,115			1,115		1,115
Repurchase of common stock	(162)	(1,257)	(1,463)		(2,720)		(2,720)
Cash dividends declared			(1,076)		(1,076)		(1,076)
Tax effects from employee stock incentive plans		(36)			(36)		(36)
Purchase acquisitions		8			8		8
Share-based compensation expense		1,032			1,032		1,032

BALANCE AT APRIL 28, 2012	5,383	$39,510	$10,869	$978	$51,357	$21	$51,378

	123456	123456	123456	123456	123456	123456	123456
Nine Months Ended April 30, 2011	Shares of Common Stock	Common Stock and Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Cisco Shareholders’ Equity	Noncontrolling Interests	Total Equity
BALANCE AT JULY 31, 2010	5,655	$37,793	$5,851	$623	$44,267	$18	$44,285
Net income			5,258		5,258		5,258
Change in:
Unrealized gains and losses on investments				153	153	25	178
Derivative instruments				37	37		37
Cumulative translation adjustment and other				494	494		494

Comprehensive income					5,942	25	5,967

Issuance of common stock	110	1,516			1,516		1,516
Repurchase of common stock	(264)	(1,879)	(3,563)		(5,442)		(5,442)
Cash dividends declared			(329)		(329)		(329)
Tax effects from employee stock incentive plans		(40)			(40)		(40)
Purchase acquisitions		12			12		12
Share-based compensation expense		1,237			1,237		1,237

BALANCE AT APRIL 30, 2011	5,501	$38,639	$7,217	$1,307	$47,163	$43	$47,206

In September 2001, the Company’s Board of Directors authorized a stock repurchase program. As of April 28, 2012, the Company’s Board of Directors had authorized an aggregate repurchase of up to $82 billion of common stock under this program with no termination date. For additional information regarding stock repurchases, see Note 13 to the Consolidated Financial Statements. The stock repurchases since the inception of this program and the related impact on Cisco shareholders’ equity are summarized in the following table (in millions):

	Shares of Common Stock	Common Stock and Additional Paid-In Capital	Retained Earnings	Total Cisco Shareholders’ Equity
Repurchases of common stock under the repurchase program	3,631	$16,248	$58,085	$74,333

CISCO SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	Basis of Presentation

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

The accompanying financial data as of April 28, 2012 and for the three and nine months ended April 28, 2012 and April 30, 2011 has been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. The July 30, 2011 Consolidated Balance Sheet was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended July 30, 2011.

The Company consolidates its investment in a venture fund managed by SOFTBANK Corp. and its affiliates (“SOFTBANK”) as the Company is the primary beneficiary. The noncontrolling interests attributed to SOFTBANK are presented as a separate component from the Company’s equity in the equity section of the Consolidated Balance Sheets. SOFTBANK’s share of the earnings in the venture fund is not presented separately in the Consolidated Statements of Operations and is included in other income, net, as this amount is not material for any of the fiscal periods presented. In addition, for the Company’s investment in Insieme Networks, Inc. (see Note 12), the loss attributable to the noncontrolling interests is not presented separately in the Consolidated Statements of Operations as this amount is not material for the periods presented.

In the opinion of management, all adjustments (which include normal recurring adjustments, except as disclosed herein) necessary to present fairly each of the statement of financial position as of April 28, 2012; the results of operations for the three and nine months ended April 28, 2012 and April 30, 2011; and the statement of cash flows and equity for the nine months ended April 28, 2012 and April 30, 2011, as applicable, have been made. The results of operations for the three and nine months ended April 28, 2012 are not necessarily indicative of the operating results for the full fiscal year or any future periods.

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

CISCO SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

2.	Summary of Significant Accounting Policies

New Accounting Update Recently Adopted

In May 2011, the Financial Accounting Standards Board (“FASB”) issued an accounting standard update to provide guidance on achieving a consistent definition of and common requirements for measurement of and disclosure concerning fair value as between U.S. GAAP and International Financial Reporting Standards (“IFRS”). This accounting standard update became effective for the Company beginning in the third quarter of fiscal 2012. As a result of the application of this accounting standard update, the Company has provided additional disclosures in Note 9.

Recent Accounting Standards or Updates Not Yet Effective

In June 2011, the FASB issued an accounting standard update to provide guidance on increasing the prominence of items reported in other comprehensive income. This accounting standard update eliminates the option to present components of other comprehensive income as part of the statement of equity and requires that the total of comprehensive income, the components of net income, and the components of other comprehensive income be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. This accounting standard update is effective for the Company beginning in the first quarter of fiscal 2013, and it will result in changes in the Company’s financial statement presentation.

In August 2011, the FASB approved a revised accounting standard update intended to simplify how an entity tests goodwill for impairment. The amendment will allow an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. An entity no longer will be required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. This accounting standard update will be effective for the Company beginning in the first quarter of fiscal 2013, and early adoption is permitted.

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

(a) Acquisition Summary

The Company completed 5 business combinations during the nine months ended April 28, 2012. A summary of the allocation of the total purchase consideration is presented as follows (in millions):

	Shares Issued	Purchase Consideration	Net Liabilities Assumed	Purchased Intangible Assets	Goodwill
Lightwire, Inc.	—	$239	$(15)	$97	$157
All others	—	122	(21)	84	59

Total acquisitions	—	$361	$(36)	$181	$216

The Company acquired Lightwire, Inc. (“Lightwire”) in the third quarter of fiscal 2012. With its acquisition of Lightwire, a developer of advanced optical interconnect technology for high-speed networking applications, the Company aims to develop and deliver cost-effective, high-speed networks with the next generation of optical connectivity.

The total purchase consideration related to the Company’s business combinations completed during the nine months ended April 28, 2012 consisted of either cash consideration or cash consideration along with vested share-based awards assumed. The total cash and cash equivalents acquired from these business combinations were immaterial. Total transaction costs related to the Company’s business combination activities were $9 million and $10 million for the nine months ended April 28, 2012 and April 30, 2011, respectively. These transaction costs were expensed as incurred as general and administrative (G&A) expenses.

CISCO SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

The Company continues to evaluate certain assets and liabilities related to business combinations completed during the recent periods. Additional information, which existed as of the acquisition date but at that time was unknown to the Company, may become known to the Company during the remainder of the measurement period, a period not to exceed 12 months from the acquisition date. Changes to amounts recorded as assets or liabilities may result in a corresponding adjustment to goodwill.

The goodwill generated from the Company’s business combinations completed during the nine months ended April 28, 2012 is primarily related to expected synergies. The goodwill is not deductible for U.S. federal income tax purposes.

The Consolidated Financial Statements include the operating results of each business combination from the date of acquisition. Pro forma results of operations for the acquisitions completed during the nine months ended April 28, 2012 have not been presented because the effects of the acquisitions, individually and in the aggregate, were not material to the Company’s financial results.

(b) Pending Acquisition of NDS Group Limited

On March 15, 2012, the Company entered into a definitive agreement to acquire NDS Group Limited (“NDS”), a leading provider of video software and content security solutions that enable service providers and media companies to securely deliver and monetize new video entertainment experiences. NDS uses the combination of a software platform and services to create differentiated video offerings for service providers that enable subscribers to intuitively view, search and navigate digital content anytime, anywhere and on any device.

The acquisition of NDS is expected to complement and accelerate the delivery of Cisco Videoscape, Cisco’s comprehensive platform that enables service providers and media companies to deliver next-generation entertainment experiences. With the NDS acquisition, the Company aims to broaden its opportunities in the service provider market, and to expand its reach into emerging markets such as China and India, where NDS has an established customer footprint.

Under the terms of the agreement, Cisco will pay total consideration of approximately $5 billion, which includes the assumption of debt and retention-based incentives, to acquire all of the business and operations of NDS. The acquisition has been approved by the boards of directors of both companies. The acquisition is expected to close during the second half of calendar year 2012 and is subject to customary closing conditions, including regulatory review in the United States and elsewhere.

4.	Goodwill and Purchased Intangible Assets

(a) Goodwill

Beginning in fiscal 2012, the Company’s reportable segments were changed to the following segments: the Americas, EMEA, and APJC. As a result, the Company reallocated the goodwill at July 30, 2011 to these reportable segments. The following table presents the goodwill allocated to the Company’s reportable segments as of and during the nine months ended April 28, 2012 (in millions):

	Balance at			Balance at
	July 30, 2011	Acquisitions	Other	April 28, 2012
Americas	$11,627	$124	$(2)	$11,749
EMEA	3,272	57	(26)	3,303
APJC	1,919	35	—	1,954

Total	$16,818	$216	$(28)	$17,006

In the table above, the column entitled “Other” primarily includes foreign currency translation and purchase accounting adjustments.

CISCO SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(b) Purchased Intangible Assets

The following table presents details of the Company’s intangible assets acquired through business combinations completed during the nine months ended April 28, 2012 (in millions, except years):

	FINITE LIVES						INDEFINITE LIVES
	TECHNOLOGY		CUSTOMER RELATIONSHIPS		OTHER		IN-PROCESS RESEARCH & DEVELOPMENT	TOTAL
	Weighted- Average Useful Life (in Years)	Amount	Weighted- Average Useful Life (in Years)	Amount	Weighted- Average Useful Life (in Years)	Amount	Amount	Amount
Lightwire, Inc.	5.0	$97	—	$—	—	$—	$—	$97
All others	3.6	84	—	—	—	—	—	84

Total		$181	—	$—	—	$—	$—	$181

The following tables present details of the Company’s purchased intangible assets (in millions):

April 28, 2012	Gross	Accumulated Amortization	Net
Purchased intangible assets with finite lives:
Technology	$2,240	$(802)	$1,438
Customer relationships	2,263	(1,587)	676
Other	121	(109)	12

Total purchased intangible assets with finite lives	4,624	(2,498)	2,126
In-process research & development, with indefinite lives	8	—	8

Total	$4,632	$(2,498)	$2,134

July 30, 2011	Gross	Accumulated Amortization	Net
Purchased intangible assets with finite lives:
Technology	$1,961	$(561)	$1,400
Customer relationships	2,277	(1,346)	931
Other	123	(91)	32

Total purchased intangible assets with finite lives	4,361	(1,998)	2,363
In-process research & development, with indefinite lives	178	—	178

Total	$4,539	$(1,998)	$2,541

Purchased intangible assets include intangible assets acquired through business combinations as well as through direct purchases or licenses.

CISCO SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

The following table presents the amortization of purchased intangible assets (in millions):

	Three Months Ended		Nine Months Ended
	April 28, 2012	April 30, 2011	April 28, 2012	April 30, 2011
Amortization of purchased intangible assets:
Cost of sales	$108	$110	$303	$387
Operating expenses:
Amortization of purchased intangible assets	96	103	292	419
Restructuring and other charges	—	8	—	8

Total	$204	$221	$595	$814

There were no impairment charges related to purchased intangible assets during the three and nine months ended April 28, 2012. Amortization of purchased intangible assets for the three and nine months ended April 30, 2011 included impairment charges of $9 million and $164 million, respectively. The $164 million in impairment charges consisted of $64 million of charges to product cost of sales, $92 million of charges to amortization of purchased intangibles and $8 million of charges to restructuring and other charges. These impairment charges were primarily due to declines in estimated fair value resulting from reductions in expected future cash flows associated with certain of the Company’s consumer products and were categorized as follows: $97 million in technology assets, $40 million in customer relationships, and $27 million in other purchased intangible assets.

The estimated future amortization expense of purchased intangible assets with finite lives as of April 28, 2012 is as follows (in millions):

Fiscal Year	Amount
2012 (remaining three months)	$199
2013	699
2014	512
2015	438
2016	211
Thereafter	67

Total	$2,126

CISCO SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

5.	Restructuring and Other Charges

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

Pursuant to the restructuring that the Company announced in July 2011, the Company has incurred cumulative charges of $946 million (included as part of the charges discussed below). The Company expects that the total pre-tax charges pursuant to these restructuring actions will be approximately $1 billion and it expects the remaining charges to be incurred in the fourth quarter of fiscal 2012. The following table summarizes the activities related to the restructuring and other charges since the Company’s July 2011 announcement related to the realignment and restructuring of the Company’s business as well as certain consumer product lines as announced during April 2011 (in millions):

	Voluntary Early Retirement Program	Employee Severance	Goodwill Intangible Assets	Other	Total
Charges in fiscal 2011	$453	$247	$71	$28	$799
Cash payments	(436)	(13)	—	—	(449)
Non-cash items	—	—	(71)	(17)	(88)

Balance as of July 30, 2011	17	234	—	11	262
Charges	—	195	—	30	225
Cash payments	(17)	(380)	—	(16)	(413)
Non-cash items	—	—	—	(19)	(19)

Balance as of April 28, 2012	$—	$49	$—	$6	$55

During the three months ended April 28, 2012, the Company incurred restructuring charges of $20 million. During the nine months ended April 28, 2012, the Company incurred total restructuring charges of $225 million consisting of $195 million of employee severance charges and $30 million of other restructuring charges. The employee severance charges consisted of $233 million of charges primarily related to impacted employees in the Company’s international locations, partially offset by a reduction of $38 million related to a change in estimate regarding certain employee severance charges recorded in the fourth quarter of fiscal 2011. Other charges incurred during the nine months ended April 28, 2012 were primarily for the consolidation of excess facilities, as well as an incremental charge related to the sale of the Company’s Juarez, Mexico manufacturing operations, which sale was completed in the first quarter of fiscal 2012.

During the three and nine months ended April 30, 2011, the Company recorded restructuring charges of approximately $120 million in connection with restructuring related to the Company’s consumer product lines, most notably exiting the Flip Video camera product line, which were recorded in cost of sales and not included in the preceding table.

CISCO SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

6.	Balance Sheet Details

The following tables provide details of selected balance sheet items (in millions):

	April 28, 2012	July 30, 2011
Inventories:
Raw materials	$114	$219
Work in process	37	52
Finished goods:
Distributor inventory and deferred cost of sales	629	631
Manufactured finished goods	437	331

Total finished goods	1,066	962

Service-related spares	202	182
Demonstration systems	78	71

Total	$1,497	$1,486

Property and equipment, net:
Land, buildings, and building & leasehold improvements	$4,547	$4,760
Computer equipment and related software	1,454	1,429
Production, engineering, and other equipment	5,286	5,093
Operating lease assets (1)	291	293
Furniture and fixtures	489	491

	12,067	12,066
Less accumulated depreciation and amortization (1)	(8,433)	(8,150)

Total	$3,634	$3,916

(1) Accumulated depreciation related to operating lease assets was $176 and $169 as of April 28, 2012 and July 30, 2011, respectively.

Other assets:
Deferred tax assets	$2,063	$1,864
Investments in privately held companies	841	796
Other	746	441

Total	$3,650	$3,101

Deferred revenue:
Service	$8,778	$8,521
Product:
Unrecognized revenue on product shipments and other deferred revenue	2,943	3,003
Cash receipts related to unrecognized revenue from two-tier distributors	927	683

Total product deferred revenue	3,870	3,686

Total	$12,648	$12,207

Reported as:
Current	$8,568	$8,025
Noncurrent	4,080	4,182

Total	$12,648	$12,207

CISCO SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

7.	Financing Receivables and Guarantees

(a) Financing Receivables

Financing receivables primarily consist of lease receivables, loan receivables, and financed service contracts and other. Lease receivables represent sales-type and direct-financing leases resulting from the sale of the Company’s and complementary third-party products and are typically collateralized by a security interest in the underlying assets. Lease receivables consist of arrangements with terms of four years on average, while loan receivables generally have terms of up to three years. The financed service contracts and other category includes financing receivables related to technical support and advanced services, as well as receivables related to financing of certain indirect costs associated with leases. Revenue related to the technical support services is typically deferred and included in deferred service revenue and is recognized ratably over the period during which the related services are to be performed, which typically ranges from one to three years.

A summary of the Company’s financing receivables is presented as follows (in millions):

April 28, 2012	Lease Receivables	Loan Receivables	Financed Service Contracts & Other	Total Financing Receivables
Gross	$3,406	$1,827	$2,628	$7,861
Unearned income	(253)	—	—	(253)
Allowance for credit loss	(252)	(118)	(11)	(381)

Total, net	$2,901	$1,709	$2,617	$7,227

Reported as:
Current	$1,192	$1,029	$1,488	$3,709
Noncurrent	1,709	680	1,129	3,518

Total, net	$2,901	$1,709	$2,617	$7,227

July 30, 2011	Lease Receivables	Loan Receivables	Financed Service Contracts & Other	Total Financing Receivables
Gross	$3,111	$1,468	$2,637	$7,216
Unearned income	(250)	—	—	(250)
Allowance for credit loss	(237)	(103)	(27)	(367)

Total, net	$2,624	$1,365	$2,610	$6,599

Reported as:
Current	$1,087	$673	$1,351	$3,111
Noncurrent	1,537	692	1,259	3,488

Total, net	$2,624	$1,365	$2,610	$6,599

As of April 28, 2012 and July 30, 2011, the deferred service revenue related to the financed service contracts and other was $1,888 million and $2,044 million, respectively.

Contractual maturities of the gross lease receivables at April 28, 2012 are summarized as follows (in millions):

Fiscal Year	Amount
2012 (remaining three months)	$430
2013	1,290
2014	908
2015	514
2016	217
Thereafter	47

Total	$3,406

Actual cash collections may differ from the contractual maturities due to early customer buyouts, refinancings, or defaults.

CISCO SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(b) Credit Quality of Financing Receivables

Financing receivables categorized by the Company’s internal credit risk rating as of April 28, 2012 and July 30, 2011 are summarized as follows (in millions):

	INTERNAL CREDIT RISK RATING
April 28, 2012	1 to 4	5 to 6	7 and Higher	Total	Residual Value	Gross Receivables, Net of Unearned Income
Lease receivables	$1,535	$1,302	$26	$2,863	$290	$3,153
Loan receivables	830	942	55	1,827	—	1,827
Financed service contracts & other	1,593	977	58	2,628	—	2,628

Total	$3,958	$3,221	$139	$7,318	$290	$7,608

	INTERNAL CREDIT RISK RATING
July 30, 2011	1 to 4	5 to 6	7 and Higher	Total	Residual Value	Gross Receivables, Net of Unearned Income
Lease receivables	$1,249	$1,275	$41	$2,565	$296	$2,861
Loan receivables	662	767	39	1,468	—	1,468
Financed service contracts & other	1,623	958	56	2,637	—	2,637

Total	$3,534	$3,000	$136	$6,670	$296	$6,966

The Company determines the adequacy of its allowance for credit loss by assessing the risks and losses inherent in its financing receivables by portfolio segment. The portfolio segment is based on the types of financing offered by the Company to its customers: lease receivables, loan receivables, and financed service contracts and other. Effective in the second quarter of fiscal 2012, the Company combined its financing receivables into a single class as the two prior classes, Established Markets and Growth Markets, now exhibit similar risk characteristics as reflected by the Company’s historical losses. The Company has reclassified applicable financing receivables data for the prior periods presented to conform to the current period’s presentation. In addition, effective in the second quarter of fiscal 2012, the Company also refined its methodology for calculating its allowance for financing receivables as discussed under (c) below, Allowance for Credit Loss Rollforward.

The Company’s internal credit risk ratings of 1 through 4 correspond to investment-grade ratings, while credit risk ratings of 5 and 6 correspond to non-investment-grade ratings. Credit risk ratings of 7 and higher correspond to substandard ratings and constitute a relatively small portion of the Company’s financing receivables.

In circumstances when collectability is not deemed reasonably assured, the associated revenue is deferred in accordance with the Company’s revenue recognition policies, and the related allowance for credit loss, if any, is included in deferred revenue. The Company also records deferred revenue associated with financing receivables when there are remaining performance obligations, as it does for financed service contracts. Total allowances for credit loss and deferred revenue as of April 28, 2012 and July 30, 2011 were $2,484 million and $2,793 million, respectively, and they were associated with financing receivables (net of unearned income) of $7,608 million and $6,966 million as of their respective period ends. The losses that the Company has incurred historically as well as in the periods presented with respect to its financing receivables have been immaterial and consistent with the performance of an investment-grade portfolio. The Company did not modify any financing receivables during the periods presented.

CISCO SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

The following tables present the aging analysis of financing receivables as of April 28, 2012 and July 30, 2011 (in millions):

	DAYS PAST DUE (INCLUDES BILLED AND UNBILLED)
April 28, 2012	31-60	61-90	91+	Total Past Due	Current	Gross Receivables, Net of Unearned Income	Non- Accrual Financing Receivables	Impaired Financing Receivables
Lease receivables	$134	$76	$221	$431	$2,722	$3,153	$21	$13
Loan receivables	14	10	6	30	1,797	1,827	9	8
Financed service contracts & other	101	70	435	606	2,022	2,628	14	8

Total	$249	$156	$662	$1,067	$6,541	$7,608	$44	$29

	DAYS PAST DUE (INCLUDES BILLED AND UNBILLED)
July 30, 2011	31-60	61-90	91+	Total Past Due	Current	Gross Receivables, Net of Unearned Income	Non- Accrual Financing Receivables	Impaired Financing Receivables
Lease receivables	$89	$35	$152	$276	$2,585	$2,861	$34	$24
Loan receivables	8	7	21	36	1,432	1,468	4	4
Financed service contracts & other	68	33	265	366	2,271	2,637	17	6

Total	$165	$75	$438	$678	$6,288	$6,966	$55	$34

Past due financing receivables are those that are 31 days or more past due according to their contractual payment terms. The data in the preceding tables are presented by contract and the aging classification of each contract is based on the oldest outstanding receivable, and therefore past due amounts also include unbilled and current receivables within the same contract. The preceding aging tables exclude pending adjustments on billed tax assessment in certain international markets. The balances of either unbilled or current financing receivables included in the category of greater than 90 days past due for lease receivables, loan receivables, and financed service contracts and other were, respectively, $184 million, $2 million, and $371 million as of April 28, 2012; and were, respectively, $116 million, $15 million, and $230 million as of July 30, 2011.

As of April 28, 2012, the Company had financing receivables of $99 million, net of unbilled or current receivables from the same contract, that were in the category for greater than 90 days past due but remained on accrual status. Such balance was $50 million as of July 30, 2011. A financing receivable may be placed on non-accrual status earlier if, in management’s opinion, a timely collection of the full principal and interest becomes uncertain.

CISCO SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(c) Allowance for Credit Loss Rollforward

The allowances for credit loss and the related financing receivables are summarized as follows (in millions):

Allowance for Credit Loss	Lease Receivables	Loan Receivables	Financed Service Contracts & Other	Total
BALANCE AT JULY 30, 2011	$237	$103	$27	$367
Provisions	2	5	2	9
Foreign exchange and other	(6)	(5)	—	(11)

BALANCE AT OCTOBER 29, 2011	233	103	29	365
Provisions	18	4	(18)	4
Foreign exchange and other	(1)	3	(2)	—

BALANCE AT JANUARY 28, 2012	250	110	9	369
Provisions	3	7	2	12
Write-offs, net of recoveries	(1)	—	—	(1)
Foreign exchange and other	—	1	—	1

BALANCE AT APRIL 28, 2012	$252	$118	$11	$381

Gross receivables net of unearned income, as of April 28, 2012	$3,153	$1,827	$2,628	$7,608

Allowance for Credit Loss	Lease Receivables	Loan Receivables	Financed Service Contracts & Other	Total
BALANCE AT JULY 31, 2010	$207	$73	$21	$301
Provisions	6	(15)	3	(6)
Write offs, net of recoveries	(1)	—	(1)	(2)
Foreign exchange and other	20	22	—	42

BALANCE AT OCTOBER 30, 2010	232	80	23	335
Provisions	15	24	4	43
Foreign exchange and other	(14)	(20)	—	(34)

BALANCE AT JANUARY 29, 2011	233	84	27	344
Provisions	3	26	(2)	27
Write-offs, net of recoveries	(5)	(2)	(1)	(8)
Foreign exchange and other	5	3	1	9

BALANCE AT APRIL 30, 2011	$236	$111	$25	$372

Gross receivables net of unearned income, as of April 30, 2011	$2,648	$1,373	$2,495	$6,516

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

CISCO SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(d) Financing Guarantees

In the ordinary course of business, the Company provides financing guarantees for various third-party financing arrangements extended to channel partners and end-user customers. Payments under these financing guarantee arrangements were not material for the periods presented.

Channel Partner Financing Guarantees The Company facilitates arrangements for third-party financing extended to channel partners, consisting of revolving short-term financing, generally with payment terms ranging from 60 to 90 days. These financing arrangements facilitate the working capital requirements of the channel partners, and, in some cases, the Company guarantees a portion of these arrangements. The volume of channel partner financing was $5.2 billion and $4.4 billion for the three months ended April 28, 2012 and April 30, 2011, respectively. The volume of channel partner financing was $15.9 billion and $13.4 billion for the nine months ended April 28, 2012 and April 30, 2011, respectively. The balance of the channel partner financing subject to guarantees was $1.3 billion as of April 28, 2012 and $1.4 billion as of July 30, 2011.

End-User Financing Guarantees The Company also provides financing guarantees for third-party financing arrangements extended to end-user customers related to leases and loans that typically have terms of up to three years. The volume of financing provided by third parties for leases and loans which the Company had provided guarantees was $99 million and $45 million for the three months ended April 28, 2012 and April 30, 2011, respectively, and was $194 million and $153 million for the nine months ended April 28, 2012 and April 30, 2011, respectively.

Financing Guarantee Summary The aggregate amount of financing guarantees outstanding at April 28, 2012 and July 30, 2011, representing the total maximum potential future payments under financing arrangements with third parties along with the related deferred revenue, are summarized in the following table (in millions):

	April 28, 2012	July 30, 2011
Maximum potential future payments relating to financing guarantees:
Channel partner	$283	$336
End user	258	277

Total	$541	$613

Deferred revenue associated with financing guarantees:
Channel partner	$(209)	$(248)
End user	(224)	(248)

Total	$(433)	$(496)

Maximum potential future payments relating to financing guarantees, net of associated deferred revenue	$108	$117

8.	Investments

(a) Summary of Available-for-Sale Investments

The following tables summarize the Company’s available-for-sale investments (in millions):

April 28, 2012	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Fixed income securities:
U.S. government securities	$25,118	$41	$(2)	$25,157
U.S. government agency securities	6,884	24	—	6,908
Non-U.S. government and agency securities	2,219	8	—	2,227
Corporate debt securities	6,080	57	(6)	6,131
Asset-backed securities	16	—	(2)	14

Total fixed income securities	40,317	130	(10)	40,437
Publicly traded equity securities	826	692	(4)	1,514

Total	$41,143	$822	$(14)	$41,951

CISCO SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

July 30, 2011	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Fixed income securities:
U.S. government securities	$19,087	$52	$—	$19,139
U.S. government agency securities	8,742	35	(1)	8,776
Non-U.S. government and agency securities	3,119	14	(1)	3,132
Corporate debt securities	4,333	65	(4)	4,394
Asset-backed securities	120	5	(4)	121

Total fixed income securities	35,401	171	(10)	35,562
Publicly traded equity securities	734	639	(12)	1,361

Total	$36,135	$810	$(22)	$36,923

U.S. government agency securities include corporate debt securities that are guaranteed by the Federal Deposit Insurance Corporation (“FDIC”) while non-U.S. government and agency securities include agency and corporate debt securities that are guaranteed by non-U.S. governments.

(b) Gains and Losses on Available-for-Sale Investments

The following table presents the gross realized gains and gross realized losses related to the Company’s available-for-sale investments (in millions):

	Three Months Ended		Nine Months Ended
	April 28, 2012	April 30, 2011	April 28, 2012	April 30, 2011
Gross realized gains	$118	$107	$542	$272
Gross realized losses	(88)	(58)	(466)	(116)

Total	$30	$49	$76	$156

The following table presents the realized net gains (losses) related to the Company’s available-for-sale investments (in millions):

	Three Months Ended		Nine Months Ended
	April 28, 2012	April 30, 2011	April 28, 2012	April 30, 2011
Net gains on investments in publicly traded equity securities	$15	$42	$30	$72
Net gains on investments in fixed income securities	15	7	46	84

Total	$30	$49	$76	$156

Impairment charges on available-for-sale investments were not material for the periods presented.

The following table summarizes the activity related to credit losses for fixed income securities (in millions):

Nine Months Ended	April 28, 2012	April 30, 2011
Balance at beginning of period	$(23)	$(95)
Sales of other-than-temporarily impaired fixed income securities	22	52

Balance at end of period	$(1)	$(43)

CISCO SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

The following tables present the breakdown of the available-for-sale investments with gross unrealized losses and the duration that those losses had been unrealized at April 28, 2012 and July 30, 2011 (in millions):

	UNREALIZED LOSSES LESS THAN 12 MONTHS		UNREALIZED LOSSES 12 MONTHS OR GREATER		TOTAL
April 28, 2012	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Fixed income securities:
U.S. government securities	$6,756	$(2)	$—	$—	$6,756	$(2)
Corporate debt securities	1,718	(6)	21	—	1,739	(6)
Asset-backed securities	—	—	14	(2)	14	(2)

Total fixed income securities	8,474	(8)	35	(2)	8,509	(10)
Publicly traded equity securities	42	(4)	1	—	43	(4)

Total	$8,516	$(12)	$36	$(2)	$8,552	$(14)

	UNREALIZED LOSSES LESS THAN 12 MONTHS		UNREALIZED LOSSES 12 MONTHS OR GREATER		TOTAL
July 30, 2011	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Fixed income securities:
U.S. government agency securities	$2,310	$(1)	$—	$—	$2,310	$(1)
Non-U.S. government and agency securities	875	(1)	—	—	875	(1)
Corporate debt securities	548	(2)	56	(2)	604	(4)
Asset-backed securities	—	—	105	(4)	105	(4)

Total fixed income securities	3,733	(4)	161	(6)	3,894	(10)
Publicly traded equity securities	112	(12)	—	—	112	(12)

Total	$3,845	$(16)	$161	$(6)	$4,006	$(22)

As of April 28, 2012, for fixed income securities that were in unrealized loss positions, the Company has determined that (i) it does not have the intent to sell any of these investments and (ii) it is not more likely than not that it will be required to sell any of these investments before recovery of the entire amortized cost basis. In addition, as of April 28, 2012, the Company anticipates that it will recover the entire amortized cost basis of such fixed income securities and has determined that no other-than-temporary impairments associated with credit losses were required to be recognized during the three and nine months ended April 28, 2012.

The Company has evaluated its publicly traded equity securities as of April 28, 2012 and has determined that there was no indication of other-than-temporary impairments in the respective categories of unrealized losses. This determination was based on several factors, which include the length of time and extent to which fair value has been less than the cost basis, the financial condition and near-term prospects of the issuer, and the Company’s intent and ability to hold the publicly traded equity securities for a period of time sufficient to allow for any anticipated recovery in market value.

(c) Maturities of Fixed Income Securities

The following table summarizes the maturities of the Company’s fixed income securities at April 28, 2012 (in millions):

	Amortized Cost	Fair Value
Less than 1 year	$18,983	$19,005
Due in 1 to 2 years	13,046	13,091
Due in 2 to 5 years	8,175	8,226
Due after 5 years	113	115

Total	$40,317	$40,437

Actual maturities may differ from the contractual maturities because borrowers may have the right to call or prepay certain obligations.

CISCO SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(d) Securities Lending

The Company periodically engages in securities lending activities with certain of its available-for-sale investments. These transactions are accounted for as a secured lending of the securities, and the securities are typically loaned only on an overnight basis. The average daily balance of securities lending for the nine months ended April 28, 2012 was approximately $0.4 billion. The average daily balance of securities lending for the nine months ended April 30, 2011 was approximately $1.9 billion. The Company requires collateral equal to at least 102% of the fair market value of the loaned security in the form of cash or liquid, high-quality assets. The Company engages in these secured lending transactions only with highly creditworthy counterparties, and the associated portfolio custodian has agreed to indemnify the Company against any collateral losses. The Company did not experience any losses in connection with the secured lending of securities during the periods presented. As of April 28, 2012 and July 30, 2011, the Company had no outstanding securities lending transactions.

9.	Fair Value

Fair value is defined as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities required or permitted to be either recorded or disclosed at fair value, the Company considers the principal or most advantageous market in which it would transact, and it also considers assumptions that market participants would use when pricing the asset or liability.

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

CISCO SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(b) Assets and Liabilities Measured at Fair Value on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis as of April 28, 2012 and July 30, 2011 were as follows (in millions):

	APRIL 28, 2012				JULY 30, 2011
	FAIR VALUE MEASUREMENTS				FAIR VALUE MEASUREMENTS
	Level 1	Level 2	Level 3	Total Balance	Level 1	Level 2	Level 3	Total Balance
Assets
Cash equivalents:
Money market funds	$4,293	$—	$—	$4,293	$5,852	$—	$—	$5,852
U.S. government agency securities	—	—	—	—	—	1	—	1
Corporate debt securities	—	12	—	12	—	—	—	—
Available-for-sale investments:
U.S. government securities	—	25,157	—	25,157	—	19,139	—	19,139
U.S. government agency securities	—	6,908	—	6,908	—	8,776	—	8,776
Non-U.S. government and agency securities	—	2,227	—	2,227	—	3,132	—	3,132
Corporate debt securities	—	6,131	—	6,131	—	4,394	—	4,394
Asset-backed securities	—	14	—	14	—	—	121	121
Publicly traded equity securities	1,514	—	—	1,514	1,361	—	—	1,361
Derivative assets	—	233	1	234	—	220	2	222

Total	$5,807	$40,682	$1	$46,490	$7,213	$35,662	$123	$42,998

Liabilities:
Derivative liabilities	$—	$22	$—	$22	$—	$24	$—	$24

Total	$—	$22	$—	$22	$—	$24	$—	$24

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

Level 3 assets include certain derivative instruments, the values of which are determined based on discounted cash flow models using inputs that the Company could not corroborate with market data. The asset-backed securities were reclassified from Level 3 to Level 2 at January 28, 2012, the end of the Company’s fiscal second quarter, as circumstances indicated an increase in market activity and related market observable data is available for such financial assets.

The following tables present a reconciliation for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the nine months ended April 28, 2012 and April 30, 2011 (in millions):

	Asset-Backed Securities	Derivative Assets	Total
Balance at July 30, 2011	$121	$2	$123
Total gains and losses (realized and unrealized):
Included in other income, net	3	—	3
Included in other comprehensive income	(3)	—	(3)
Sales	(14)	(1)	(15)
Transfer into Level 2	(107)	—	(107)

Balance at April 28, 2012	$—	$1	$1

CISCO SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

	Asset-Backed Securities	Derivative Assets	Total
Balance at July 31, 2010	$149	$3	$152
Total gains and losses (realized and unrealized):
Included in other income, net	3	—	3
Included in operating expense	—	(1)	(1)
Included in other comprehensive income	(1)	—	(1)
Sales and maturities	(21)	—	(21)

Balance at April 30, 2011	$130	$2	$132

Losses attributable to assets still held as of April 30, 2011	$—	$(1)	$(1)

(c) Assets Measured at Fair Value on a Nonrecurring Basis

The following tables present the Company’s financial instruments and nonfinancial assets that were measured at fair value on a nonrecurring basis during the indicated periods and the related recognized gains and losses for the periods (in millions):

		FAIR VALUE MEASUREMENTS
	Net Carrying Value as of April 28, 2012	Level 1	Level 2	Level 3	Total Losses for the Three Months Ended April 28, 2012	Total Gains (Losses) for the Nine Months Ended April 28, 2012
Investments in privately held companies	$17	$—	$—	$17	$(15)	$(17)
Property held for sale	$52	$—	$—	$52	(76)	(192)
Gains on assets no longer held as of April 28, 2012					—	14

Total losses for nonrecurring measurements					$(91)	$(195)

		FAIR VALUE MEASUREMENTS
	Net Carrying Value as of April 30, 2011	Level 1	Level 2	Level 3	Total Losses for the Three Months Ended April 30, 2011	Total Losses for the Nine Months Ended April 30, 2011
Investments in privately held companies	$11	$—	$—	$11	$(1)	$(6)
Purchased intangible assets	$—	$—	$—	$—	(9)	(164)

Total losses for nonrecurring measurements					$(10)	$(170)

The assets in the preceding tables were measured at fair value due to events or circumstances the Company identified as having significant impact on their fair value during the respective periods. To arrive at the valuation of these assets, the Company considers any significant changes in the financial metrics and economic variables and also uses third-party valuation reports to assist in the valuation as necessary.

The fair value measurement of the impaired investments was classified as Level 3 because significant unobservable inputs were used in the valuation due to the absence of quoted market prices and inherent lack of liquidity. Significant unobservable inputs, which included financial metrics of comparable private and public companies, financial condition and near-term prospects of the investees, recent financing activities of the investee, and the investee’s capital structure as well as other economic variables, reflected the assumptions market participants would use in pricing these assets. The impairment charges, representing the difference between the cost and the fair value as a result of the evaluation, were recorded to other income, net.

The fair value of purchased intangible assets measured at fair value on a nonrecurring basis was categorized as Level 3 due to the use of significant unobservable inputs in the valuation. Significant unobservable inputs that were used included expected revenues and net income related to the assets and the expected life of the assets. The difference between the estimated fair value and the carrying value of the assets was recorded as an impairment charge. For the three and nine months ended April 30, 2011, such impairment charges were recorded in operating expenses and cost of sales as appropriate.

CISCO SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

The fair value of property held for sale was measured with the assistance of third-party valuation models that used comparable property values in less active markets. The fair value measurement was categorized as Level 3 as significant unobservable inputs were used in the valuation report. The impairment charges as a result of the valuations, which represented the difference between the fair value and the carrying amount of the assets held for sale, were included in G&A expenses.

(d) Other Fair Value Disclosures

As of April 28, 2012, the carrying value of the Company’s investments in privately held companies that were accounted for under the cost method was $245 million. It was not practicable to estimate the fair value of this portfolio.

The fair value of the Company’s short-term loan receivables and financed service contracts approximates their carrying value due to their short duration.

The aggregate carrying value of the Company’s long-term loan receivables and financed service contracts and other as of April 28, 2012 was $1.8 billion with an estimated fair value that approximates the carrying value. The Company uses significant unobservable inputs in determining the discounted cash flows for the assets to estimate the fair value of its long-term loan receivables and financed service contracts and therefore they are categorized as Level 3.

As of April 28, 2012, the fair value of the Company’s long-term debt was $18.2 billion with a carrying amount of $16.3 billion. The fair value of the long-term debt is determined based on observable market prices in a less active market and is categorized as Level 2 in the fair value hierarchy.

10.	Borrowings

(a) Short-Term Debt

The following table summarizes the Company’s short-term debt (in millions, except percentages):

	April 28, 2012		July 30, 2011
	Amount	Weighted-Average Interest Rate	Amount	Weighted-Average Interest Rate
Commercial paper	$—	—	$500	0.14%
Other notes and borrowings	83	5.88%	88	4.59%

Total short-term debt	$83		$588

In fiscal 2011, the Company established a short-term debt financing program of up to $3.0 billion through the issuance of commercial paper notes. The Company uses the proceeds from the issuance of commercial paper notes for general corporate purposes. The Company had no commercial paper outstanding as of April 28, 2012.

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

As of April 28, 2012, the estimated fair value of the short-term debt approximates its carrying value due to the short maturities.

CISCO SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(b) Long-Term Debt

The following table summarizes the Company’s long-term debt (in millions, except percentages):

	April 28, 2012		July 30, 2011
	Amount	Effective Rate	Amount	Effective Rate
Senior Notes:
Floating-rate notes, due 2014	$1,250	0.82%	$1,250	0.60%
1.625% fixed-rate notes, due 2014	2,000	0.80%	2,000	0.58%
2.90% fixed-rate notes, due 2014	500	3.11%	500	3.11%
5.50% fixed-rate notes, due 2016	3,000	3.17%	3,000	3.06%
3.15% fixed-rate notes, due 2017	750	1.04%	750	0.81%
4.95% fixed-rate notes, due 2019	2,000	5.08%	2,000	5.08%
4.45% fixed-rate notes, due 2020	2,500	4.50%	2,500	4.50%
5.90% fixed-rate notes, due 2039	2,000	6.11%	2,000	6.11%
5.50% fixed-rate notes, due 2040	2,000	5.67%	2,000	5.67%

Total	16,000		16,000
Other long-term debt	10	0.19%	—	—
Unaccreted discount	(70)		(73)
Hedge accounting adjustment	346		307

Total long-term debt	$16,286		$16,234

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

The senior notes rank at par with the issued commercial paper notes, as well as any other commercial paper notes that may be issued in the future pursuant to the short-term debt financing program, as discussed earlier under “Short-Term Debt.” As of April 28, 2012, the Company was in compliance with all debt covenants.

Future principal payments for long-term debt as of April 28, 2012 are summarized as follows (in millions):

Fiscal Year	Amount
2014	$3,260
2015	500
2016	3,000
Thereafter	9,250

Total	$16,010

(c) Credit Facility

On February 17, 2012, the Company entered into a credit agreement with certain institutional lenders that provides for a $3.0 billion unsecured revolving credit facility that is scheduled to expire on February 17, 2017. Any advances under the credit agreement will accrue interest at rates that are equal to, based on certain conditions, either (i) the higher of the Federal Funds rate plus 0.50%, Bank of America’s “prime rate” as announced from time to time, or one-month LIBOR plus 1.00%, or (ii) LIBOR plus a margin that is based on the Company’s senior debt credit ratings as published by Standard & Poor’s Financial Services, LLC and Moody’s Investors Service, Inc. The credit agreement requires the Company to comply with certain covenants, including that it maintains an interest coverage ratio as defined in the agreement. As of April 28, 2012, the Company was in compliance with all such required covenants, and the Company had not borrowed any funds under the credit facility.

CISCO SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

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

The fair values of the Company’s derivative instruments and the line items on the Consolidated Balance Sheets to which they were recorded are summarized as follows (in millions):

	DERIVATIVE ASSETS			DERIVATIVE LIABILITIES
	Balance Sheet Line Item	April 28, 2012	July 30, 2011	Balance Sheet Line Item	April 28, 2012	July 30, 2011
Derivatives designated as hedging instruments:
Foreign currency derivatives	Other current assets	$15	$67	Other current liabilities	$10	$12
Interest rate derivatives	Other assets	206	146	Other long-term liabilities	—	—

Total		$221	$213		$10	$12

Derivatives not designated as hedging instruments:
Foreign currency derivatives	Other current assets	$12	$7	Other current liabilities	$12	$12
Equity derivatives	Other assets	1	2	Other long-term liabilities	—	—

Total		13	9		12	12

Total		$234	$222		$22	$24

The effects of the Company’s cash flow hedging instruments on other comprehensive income (OCI) and the Consolidated Statements of Operations are summarized as follows (in millions):

	$000,000	$000,000	$000,000	$000,000	$000,000
Three Months Ended	GAINS (LOSSES) RECOGNIZED IN OCI ON DERIVATIVES (EFFECTIVE PORTION)		GAINS (LOSSES) RECLASSIFIED FROM AOCI INTO INCOME (EFFECTIVE PORTION)
Derivatives Designated as Cash Flow Hedging Instruments	April 28, 2012	April 30, 2011	Line Item in Statements of Operations	April 28, 2012	April 30, 2011
Foreign currency derivatives	$11	$51	Operating expenses	$(15)	$28
			Cost of sales-service	(4)	5
Interest rate derivatives	—	—	Interest expense	1	1

Total	$11	$51		$(18)	$34

CISCO SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

	$000,000,00	$000,000,00	$000,000,00	$000,000,00	$000,000,00
Nine Months Ended	GAINS (LOSSES) RECOGNIZED IN OCI ON DERIVATIVES (EFFECTIVE PORTION)		GAINS (LOSSES) RECLASSIFIED FROM AOCI INTO INCOME (EFFECTIVE PORTION)
Derivatives Designated as Cash Flow Hedging Instruments	April 28, 2012	April 30, 2011	Line Item in Statements of Operations	April 28, 2012	April 30, 2011
Foreign currency derivatives	$(83)	$96	Operating expenses	$(37)	$51
			Cost of sales-service	(8)	9
Interest rate derivatives	—	—	Interest expense	1	1

Total	$(83)	$96		$(44)	$61

During the three and nine months ended April 28, 2012 and April 30, 2011, the amounts recognized in earnings on derivative instruments designated as cash flow hedges related to the ineffective portion were not material, and the Company did not exclude any component of the changes in fair value of the derivative instruments from the assessment of hedge effectiveness. As of April 28, 2012, the Company estimates that approximately $21 million of net derivative losses related to its cash flow hedges included in AOCI will be reclassified into earnings within the next 12 months.

The effect on the Consolidated Statements of Operations of derivative instruments designated as fair value hedges and the underlying hedged items is summarized as follows (in millions):

Three Months Ended		GAINS (LOSSES) ON DERIVATIVE INSTRUMENTS		GAINS (LOSSES) RELATED TO HEDGED ITEMS
Derivatives Designated as Fair Value Hedging Instruments	Line Item in Statements of Operations	April 28, 2012	April 30, 2011	April 28, 2012	April 30, 2011
Interest rate derivatives	Interest expense	$(16)	$26	$16	$(27)

Nine Months Ended		GAINS (LOSSES) ON DERIVATIVE INSTRUMENTS		GAINS (LOSSES) RELATED TO HEDGED ITEMS
Derivatives Designated as Fair Value Hedging Instruments	Line Item in Statements of Operations	April 28, 2012	April 30, 2011	April 28, 2012	April 30, 2011
Interest rate derivatives	Interest expense	$60	$3	$(62)	$(4)

The Company did not exclude, from the assessment of hedge effectiveness in the preceding tables, any component of the changes in fair value of the derivative instruments designated as fair value hedges.

The effect on the Consolidated Statements of Operations of derivative instruments not designated as hedges is summarized as follows (in millions):

		GAINS (LOSSES) FOR THE THREE MONTHS ENDED		GAINS (LOSSES) FOR THE NINE MONTHS ENDED
Derivatives Not Designated as Hedging Instruments	Line Item in Statements of Operations	April 28, 2012	April 30, 2011	April 28, 2012	April 30, 2011
Foreign currency derivatives	Other income, net	$20	$114	$(125)	$244
Total return swaps-deferred compensation	Cost of sales	1	—	4	—
	Operating expenses	6	13	(4)	37
Equity derivatives	Other income, net	7	8	(4)	16

Total		$34	$135	$(129)	$297

CISCO SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

The notional amounts of the Company’s outstanding derivatives are summarized as follows (in millions):

	April 28, 2012	July 30, 2011
Derivatives designated as hedging instruments:
Foreign currency derivatives–cash flow hedges	$1,550	$3,433
Interest rate derivatives	4,250	4,250
Net investment hedging instruments	66	73
Derivatives not designated as hedging instruments:
Foreign currency derivatives	4,839	4,565
Total return swaps- deferred compensation	278	262

Total	$10,983	$12,583

(b) Foreign Currency Exchange Risk

The Company conducts business globally in numerous currencies. Therefore, it is exposed to adverse movements in foreign currency exchange rates. To limit the exposure related to foreign currency changes, the Company enters into foreign currency contracts. The Company does not enter into such contracts for trading purposes.

The Company hedges forecasted foreign currency transactions related to certain operating expenses and service cost of sales with currency options and forward contracts. These currency option and forward contracts, designated as cash flow hedges, generally have maturities of less than 18 months. The Company assesses effectiveness based on changes in total fair value of the derivatives. The effective portion of the derivative instrument’s gain or loss is initially reported as a component of accumulated other comprehensive income (AOCI) and subsequently reclassified into earnings when the hedged exposure affects earnings. The ineffective portion, if any, of the gain or loss is reported in earnings immediately. During the periods presented, the Company did not discontinue any cash flow hedges for which it was probable that a forecasted transaction would not occur.

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

The Company hedges certain net investments in its foreign subsidiaries with forward contracts, which generally have maturities of up to six months. The Company recognized losses of $6 million in OCI for the effective portion of its net investment hedges for the nine months ended April 28, 2012 and there were no such gains or loses for the three months ended April 28, 2012. Such losses for the nine months ended April 30, 2011 were $9 million.

(c) Interest Rate Risk

Interest Rate Derivatives, Investments The Company’s primary objective for holding fixed income securities is to achieve an appropriate investment return consistent with preserving principal and managing risk. To realize these objectives, the Company may utilize interest rate swaps or other derivatives designated as fair value or cash flow hedges. As of April 28, 2012 and July 30, 2011 the Company did not have any outstanding interest rate derivatives related to its fixed income securities.

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

CISCO SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(d) Equity Price Risk

The Company may hold equity securities for strategic purposes or to diversify its overall investment portfolio. The publicly traded equity securities in the Company’s portfolio are subject to price risk. To manage its exposure to changes in the fair value of certain equity securities, the Company may enter into equity derivatives that are designated as fair value hedges. The changes in the value of the hedging instruments are included in other income, net, and offset the change in the fair value of the underlying hedged investment. In addition, the Company periodically manages the risk of its investment portfolio by entering into equity derivatives that are not designated as accounting hedges. The changes in the fair value of these derivatives were also included in other income, net. The Company did not have any equity derivatives outstanding related to its investment portfolio at April 28, 2012 and July 30, 2011.

The Company is also exposed to variability in compensation charges related to certain deferred compensation obligations to employees. Although not designated as accounting hedges, the Company utilizes derivatives such as total return swaps to economically hedge this exposure.

(e) Credit-Risk-Related Contingent Features

Certain derivative instruments are executed under agreements that have provisions requiring the Company and the counterparty to maintain a specified credit rating from certain credit rating agencies. If the Company’s or the counterparty’s credit rating falls below a specified credit rating, either party has the right to request collateral on the derivatives’ net liability position. Such provisions did not affect the Company’s financial position as of April 28, 2012 and July 30, 2011.

12.	Commitments and Contingencies

(a) Operating Leases

The Company leases office space in several U.S. locations. Outside the United States, larger leased sites include sites in Australia, Belgium, China, Germany, India, Israel, Italy, Japan, Norway, and the United Kingdom. The Company also leases equipment and vehicles. Future minimum lease payments under all noncancelable operating leases with an initial term in excess of one year as of April 28, 2012 are as follows (in millions):

Fiscal Year	Amount
2012 (remaining three months)	$94
2013	311
2014	241
2015	198
2016	110
Thereafter	353

Total	$1,307

(b) Purchase Commitments with Contract Manufacturers and Suppliers

The Company purchases components from a variety of suppliers and uses several contract manufacturers to provide manufacturing services for its products. During the normal course of business, in order to manage manufacturing lead times and help ensure adequate component supply, the Company enters into agreements with contract manufacturers and suppliers that either allow them to procure inventory based upon criteria as defined by the Company or that establish the parameters defining the Company’s requirements. A significant portion of the Company’s reported purchase commitments arising from these agreements consists of firm, noncancelable, and unconditional commitments. In certain instances, these agreements allow the Company the option to cancel, reschedule, and adjust the Company’s requirements based on its business needs prior to firm orders being placed. As of April 28, 2012 and July 30, 2011, the Company had total purchase commitments for inventory of $4,369 million and $4,313 million, respectively.

The Company records a liability for firm, noncancelable, and unconditional purchase commitments for quantities in excess of its future demand forecasts consistent with the valuation of the Company’s excess and obsolete inventory. As of April 28, 2012 and July 30, 2011, the liability for these purchase commitments was $173 million and $168 million, respectively, and was included in other current liabilities.

CISCO SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(c) Other Commitments

In connection with the Company’s business combinations and asset purchases, the Company has agreed to pay certain additional amounts contingent upon the achievement of certain agreed-upon technology, development, product, or other milestones or the continued employment with the Company of certain employees of the acquired entities. The Company recognized such compensation expense of $12 million and $18 million during the three months ended April 28, 2012 and April 30, 2011, respectively and $40 million and $113 million during the nine months ended April 28, 2012 and April 30, 2011, respectively. As of April 28, 2012, the Company estimated that future compensation expense and contingent consideration of up to $786 million may be required to be recognized pursuant to the applicable business combination and asset purchase agreements, which included the $750 million milestone payments related to Insieme as discussed below.

The Company also has certain funding commitments, primarily related to its investments in privately held companies and venture funds, some of which are based on the achievement of certain agreed-upon milestones and some of which are required to be funded on demand. The funding commitments were $136 million and $192 million as of April 28, 2012 and July 30, 2011, respectively.

(d) Variable Interest Entities

In the ordinary course of business, the Company has investments in privately held companies and provides financing to certain customers. These privately held companies and customers may be considered to be variable interest entities. The Company evaluates on an ongoing basis its investments in these privately held companies and its customer financings, and it has determined that as of April 28, 2012 there were no material unconsolidated variable interest entities.

VCE Joint Venture VCE is a joint venture that the Company formed in fiscal 2010 with EMC Corporation (“EMC”), with investments from VMware, Inc. (“VMware”) and Intel Corporation. VCE helps organizations leverage best-in-class technologies and disciplines from Cisco, EMC, and VMware to enable the transformation to cloud computing.

As of April 28, 2012, the Company’s cumulative gross investment in VCE was approximately $322 million, inclusive of accrued interest, and its ownership percentage was approximately 35%. During the nine months ended April 28, 2012, the Company invested approximately $211 million in VCE. The Company accounts for its investment in VCE under the equity method, and accordingly its carrying value in VCE as of April 28, 2012 was $123 million, reflecting its cumulative share of VCE’s losses, which were included in other income, net. Over the next 12 months, as VCE scales its operations, the Company expects that it will make additional investments in VCE and may incur additional losses proportionate with the Company’s share.

From time to time, EMC and Cisco may enter into guarantee agreements on behalf of VCE to indemnify third parties, such as customers, for monetary damages. Such guarantees were not material as of April 28, 2012.

Insieme Networks, Inc. In the third quarter of fiscal 2012, the Company made an investment in Insieme Networks, Inc. (“Insieme”), an early-stage company focused on research and development in the data center market. This investment includes $100 million of funding and a license to certain of the Company’s technology. As a result of this investment, the Company owns approximately 90% of Insieme and has consolidated the results of Insieme in its Consolidated Financial Statements beginning in the third quarter of fiscal 2012. The net loss attributable to the noncontrolling interests was not presented separately in the Consolidated Statements of Operations due to the amount being immaterial.

In connection with this investment, the Company and Insieme have entered into an option agreement that provides the Company with the right to purchase the remaining interests in Insieme. In addition, the noncontrolling interest holders can require the Company to purchase their shares upon the occurrence of certain events. If the Company acquires the remaining interests of Insieme, the noncontrolling interest holders are eligible to receive two milestone payments, which will be determined using agreed-upon formulas based on revenue for certain of Insieme’s products. The Company will begin recognizing the amounts due under the milestone payments when it is determined that such payments are probable of being earned, which may be in fiscal 2014. When such a determination is made, the milestone payments will then be recorded as compensation expense by the Company based on an estimate of the fair value of the amounts probable of being earned, pursuant to a vesting schedule. Subsequent changes to the fair value of the amounts probable of being earned and the continued vesting will result in adjustments to the recorded compensation expense. The maximum amount that could be recorded as compensation expense by the Company is approximately $750 million. The milestone payments, if earned, are expected to be paid primarily during fiscal 2016 and fiscal 2017.

CISCO SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(e) Product Warranties and Guarantees

The following table summarizes the activity related to product warranty liability during the nine months ended April 28, 2012 and April 30, 2011 (in millions):

	Nine Months Ended
	April 28, 2012	April 30, 2011
Balance at beginning of period	$342	$360
Provision for warranties issued	474	330
Payments	(426)	(356)

Balance at end of period	$390	$334

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

The Company also provides financing guarantees, which are generally for various third-party financing arrangements to channel partners and other end-user customers. See Note 7. The Company’s other guarantee arrangements as of April 28, 2012 and July 30, 2011 that were subject to recognition and disclosure requirements were not material.

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

The asserted claims by Brazilian federal tax authorities are for calendar years 2003 through 2007 and the asserted claims by the tax authorities from the state of Sao Paulo are for calendar years 2005 through 2007. The total asserted claims by Brazilian state and federal tax authorities aggregated to approximately $429 million for the alleged evasion of import taxes, approximately $1.0 billion for interest, and approximately $2.0 billion for various penalties, all determined using an exchange rate as of April 28, 2012. The Company has completed a thorough review of the matter and believes the asserted tax claims against it are without merit, and the Company is defending the claims vigorously. While the Company believes there is no legal basis for its alleged liability, due to the complexities and uncertainty surrounding the judicial process in Brazil and the nature of the claims asserting joint liability with the importer, the Company is unable to determine the likelihood of an unfavorable outcome against it and is unable to reasonably estimate a range of loss, if any. The Company does not expect a final judicial determination for several years.

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

CISCO SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

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

(a) Stock Repurchase Program

In September 2001, the Company’s Board of Directors authorized a stock repurchase program. As of April 28, 2012, the Company’s Board of Directors had authorized an aggregate repurchase of up to $82 billion of common stock under this program, and the remaining authorized repurchase amount was $7.7 billion with no termination date. A summary of the stock repurchase activity under the stock repurchase program, reported based on the trade date, is summarized as follows (in millions, except per-share amounts):

	Shares Repurchased	Weighted- Average Price per Share	Amount Repurchased
Cumulative balance at July 30, 2011	3,478	$20.64	$71,773
Repurchase of common stock under the stock repurchase program	153	16.66	2,560

Cumulative balance at April 28, 2012	3,631	$20.47	$74,333

The purchase price for the shares of the Company’s stock repurchased is reflected as a reduction to shareholders’ equity. The Company is required to allocate the purchase price of the repurchased shares as (i) a reduction to retained earnings and (ii) a reduction of common stock and additional paid-in capital. Issuance of common stock and the tax benefit related to employee stock incentive plans are recorded as an increase to common stock and additional paid-in capital.

(b) Cash Dividends on Shares of Common Stock

During the nine months ended April 28, 2012, the Company paid cash dividends of $0.20 per common share, or $1.1 billion, on the Company’s outstanding common stock.

(c) Other Repurchases of Common Stock

For the nine months ended April 28, 2012 and April 30, 2011, the Company repurchased approximately 10 million and 8 million shares of common stock, or $160 million and $152 million respectively, in settlement of employee tax withholding obligations due upon the vesting of restricted stock or stock units.

CISCO SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(d) Comprehensive Income

The components of comprehensive income for the three and nine months ended April 28, 2012 and April 30, 2011 are as follows (in millions):

	Three Months Ended		Nine Months Ended
	April 28, 2012	April 30, 2011	April 28, 2012	April 30, 2011
Net income	$2,165	$1,807	$6,124	$5,258
Other comprehensive income:
Change in unrealized gains and losses on investments, net of tax benefit (expense) of $(55) and $(12), for the three and nine months ended April 28, 2012, respectively, and $(34) and $(81) for the corresponding periods of fiscal 2011, respectively	80	62	7	178
Change in derivative instruments, net of tax (expense) of $(1) for the three and nine months ended April 30, 2011	29	18	(39)	37
Change in cumulative translation adjustment and other, net of tax benefit (expense) of $(1) and $30, for the three and nine months ended April 28, 2012, respectively, and $(17) and $(32) for the corresponding periods of fiscal 2011, respectively	21	249	(296)	494

Other comprehensive income (loss), net of tax	130	329	(328)	709

Comprehensive income	2,295	2,136	5,796	5,967
Comprehensive (income) loss attributable to noncontrolling interests	(2)	2	12	(25)

Comprehensive income attributable to Cisco Systems, Inc.	$2,293	$2,138	$5,808	$5,942

The components of AOCI, net of tax, are summarized as follows (in millions):

			April 28, 2012	July 30, 2011
Net unrealized gains on investments			$506	$487
Net unrealized (losses) gains on derivative instruments			(33)	6
Cumulative translation adjustment and other			505	801

Total			$978	$1,294

14.	Employee Stock Benefit Plans

(a) Employee Stock Incentive Plans

Stock Incentive Plan Program Description As of April 28, 2012, the Company had five stock incentive plans: the 2005 Stock Incentive Plan (the “2005 Plan”); the 1996 Stock Incentive Plan (the “1996 Plan”); the 1997 Supplemental Stock Incentive Plan (the “Supplemental Plan”); the Cisco Systems, Inc. SA Acquisition Long-Term Incentive Plan (the “SA Acquisition Plan”); and the Cisco Systems, Inc. WebEx Acquisition Long-Term Incentive Plan (the “WebEx Acquisition Plan”). In addition, the Company has, in connection with the acquisitions of various companies, assumed the share-based awards granted under stock incentive plans of the acquired companies or issued share-based awards in replacement thereof. Share-based awards are designed to reward employees for their long-term contributions to the Company and provide incentives for them to remain with the Company. The number and frequency of share-based awards are based on competitive practices, operating results of the Company, government regulations, and other factors. Since the inception of the stock incentive plans, the Company has granted share-based awards to a significant percentage of its employees, and the majority has been granted to employees below the vice president level. The Company’s primary stock incentive plans are summarized as follows:

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

(b) Employee Stock Purchase Plan

The Company has an Employee Stock Purchase Plan, which includes its subplan, the International Employee Stock Purchase Plan (together, the “Purchase Plan”), under which 471.4 million shares of the Company’s common stock have been reserved for issuance as of April 28, 2012. Eligible employees are offered shares through a 24-month offering period, which consists of four consecutive 6-month purchase periods. Employees may purchase a limited number of shares of the Company’s stock at a discount of up to 15% of the lesser of the market value at the beginning of the offering period or the end of each 6-month purchase period. The Purchase Plan is scheduled to terminate on January 3, 2020. The Company issued 18 million and 17 million shares under the Purchase Plan during the nine months ended April 28, 2012 and April 30, 2011, respectively. As of April 28, 2012, 104 million shares were available for issuance under the Purchase Plan.

CISCO SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(c) Summary of Share-Based Compensation Expense

Share-based compensation expense consists primarily of expenses for stock options, stock purchase rights, restricted stock, and restricted stock units granted to employees. The following table summarizes share-based compensation expense (in millions):

	Three Months Ended		Nine Months Ended
	April 28, 2012	April 30, 2011	April 28, 2012	April 30, 2011
Cost of sales – product	$12	$16	$39	$47
Cost of sales – service	39	44	116	135

Share-based compensation expense in cost of sales	51	60	155	182

Research and development	97	120	297	373
Sales and marketing	138	160	429	491
General and administrative	51	60	153	191
Restructuring and other charges	—	—	(2)	—

Share-based compensation expense in operating expenses	286	340	877	1,055

Total share-based compensation expense	$337	$400	$1,032	$1,237

As of April 28, 2012, total compensation cost related to unvested share-based awards not yet recognized was $2.8 billion, which is expected to be recognized over approximately 2.2 years on a weighted-average basis. The income tax benefit for share-based compensation expense was $88 million and $271 million for the three and nine months ended April 28, 2012, respectively, and $107 million and $335 million for the three and nine months ended April 30, 2011, respectively.

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

CISCO SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(d) Share-Based Awards Available for Grant

A summary of share-based awards available for grant is as follows (in millions):

Share- Based Awards Available for Grant
BALANCE AT JULY 31, 2010	295
Restricted stock, stock units, and other share-based awards granted and assumed	(84)
Share-based awards canceled/forfeited/expired	42
Additional shares reserved	2

BALANCE AT JULY 30, 2011	255
Restricted stock, stock units, and other share-based awards granted and assumed	(77)
Share-based awards canceled/forfeited/expired	49
Other	(4)

BALANCE AT APRIL 28, 2012	223

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

(e) Restricted Stock and Stock Unit Awards

A summary of the restricted stock and stock unit activity is as follows (in millions, except per-share amounts):

	Restricted Stock/ Stock Units	Weighted- Average Grant- Date Fair Value per Share	Vest-Date Fair Value in Aggregate
BALANCE AT JULY 31, 2010	97	$22.35
Granted and assumed	56	20.62
Vested	(27)	22.54	$529
Canceled/forfeited	(10)	22.04

BALANCE AT JULY 30, 2011	116	21.50
Granted and assumed	52	17.78
Vested	(29)	22.59	$470
Canceled/forfeited	(15)	20.38

BALANCE AT APRIL 28, 2012	124	$19.81

Prior to the initial declaration of a quarterly cash dividend on March 17, 2011, the fair value of time-based restricted stock units was measured based on the grant date share price reduced by the present value of the dividend using an expected dividend yield of 0%, as the Company did not historically pay cash dividends on its common stock. For awards granted on or subsequent to March 17, 2011, the Company used an annualized dividend yield based on the per-share dividends declared by its Board of Directors. For the awards granted during the first nine months of fiscal 2012, the annualized dividend yield was 1.6%.

Approximately 2 million of the restricted stock and stock unit awards granted during the first nine months of fiscal 2012 are contingent on the achievement of financial performance metrics or market-based returns. The Company estimates the fair value of market-based restricted stock units using a Monte Carlo simulation model on the date of grant.

CISCO SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(f) Stock Option Awards

A summary of the stock option activity is as follows (in millions, except per-share amounts):

	STOCK OPTIONS OUTSTANDING
	Number Outstanding	Weighted- Average Exercise Price per Share
BALANCE AT JULY 31, 2010	732	$21.39
Exercised	(80)	16.55
Canceled/forfeited/expired	(31)	25.91

BALANCE AT JULY 30, 2011	621	21.79
Assumed from acquisitions	1	2.14
Exercised	(64)	13.52
Canceled/forfeited/expired	(25)	24.02

BALANCE AT APRIL 28, 2012	533	$22.64

The following table summarizes significant ranges of outstanding and exercisable stock options as of April 28, 2012 (in millions, except years and per-share amounts):

	STOCK OPTIONS OUTSTANDING				STOCK OPTIONS EXERCISABLE
Range of Exercise Prices	Number Outstanding	Weighted- Average Remaining Contractual Life (in Years)	Weighted- Average Exercise Price per Share	Aggregate Intrinsic Value	Number Exercisable	Weighted- Average Exercise Price per Share	Aggregate Intrinsic Value
$ 0.01 – 15.00	11	4.29	$6.86	$144	10	$7.08	$127
15.01 – 18.00	86	2.32	17.76	190	86	17.77	189
18.01 – 20.00	154	1.16	19.29	106	154	19.29	106
20.01 – 25.00	146	3.12	22.75	—	143	22.76	—
25.01 – 35.00	136	4.33	30.65	—	126	30.65	—

Total	533	2.76	$22.64	$440	519	$22.53	$422

The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based on the Company’s closing stock price of $19.98 as of April 27, 2012, which would have been received by the option holders had those option holders exercised their stock options as of that date. The total number of in-the-money stock options exercisable as of April 28, 2012 was 249 million. As of July 30, 2011, 575 million outstanding stock options were exercisable, and the weighted-average exercise price was $21.37.

15.	Income Taxes

The following table provides details of income taxes (in millions, except percentages):

	Three Months Ended		Nine Months Ended
	April 28, 2012	April 30, 2011	April 28, 2012	April 30, 2011
Income before provision for income taxes	$2,779	$2,203	$7,773	$6,358
Provision for income taxes	$614	$396	$1,649	$1,100
Effective tax rate	22.1%	18.0%	21.2%	17.3%

As of April 28, 2012, the Company had $3.0 billion of unrecognized tax benefits, of which $2.6 billion, if recognized, would favorably impact the effective tax rate. The Company regularly engages in discussions and negotiations with tax authorities regarding its tax matters in various jurisdictions. It is reasonably possible that certain of such federal, foreign, and state tax matters may be concluded in the next 12 months. Specific positions that may be resolved include issues involving transfer pricing and various other matters. The Company estimates that the unrecognized tax benefits at April 28, 2012 could be reduced by approximately $0.4 billion in the next 12 months.

CISCO SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

16.	Segment Information and Major Customers

(a) Net Sales and Gross Margin by Segment

The Company conducts business globally and is primarily managed on a geographic basis consisting of three geographic segments: the Americas; EMEA; and APJC. In fiscal 2011, the Company was organized into four geographic segments, which consisted of United States and Canada, European Markets, Emerging Markets, and Asia Pacific Markets. As a result of this geographic segment change effective in the first quarter of fiscal 2012, countries within the former Emerging Markets segment were consolidated into either EMEA or the Americas segment depending on their respective geographic locations. The Company has reclassified the geographic segment data for the prior period to conform to the current period’s presentation.

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

Summarized financial information by segment for the three and nine months ended April 28, 2012 and April 30, 2011 is based on the Company’s internal management system and as utilized by the Company’s Chief Operating Decision Maker (CODM) is as follows (in millions):

	Three Months Ended		Nine Months Ended
	April 28, 2012	April 30, 2011	April 28, 2012	April 30, 2011
Net sales:
Americas	$6,466	$6,265	$19,606	$18,592
EMEA	3,160	3,020	9,255	8,650
APJC	1,962	1,581	5,510	4,781

Total	$11,588	$10,866	$34,371	$32,023

Gross margin:
Americas	$4,053	$3,988	$12,319	$11,759
EMEA	2,019	1,966	5,868	5,589
APJC	1,242	987	3,342	2,996

Segment total	7,314	6,941	21,529	20,344
Unallocated corporate items	(145)	(282)	(405)	(669)

Total	$7,169	$6,659	$21,124	$19,675

Net sales in the United States, which is included in the Americas, were $5.5 billion and $5.3 billion for the three months ended April 28, 2012 and April 30, 2011, respectively, and were $16.6 billion and $16.0 billion for the nine months ended April 28, 2012 and April 30, 2011, respectively. Unallocated corporate items, which include the effects of amortization and impairment of acquisition-related intangible assets, share-based compensation expense, and charges related to asset impairments and restructurings, were not allocated to individual segments.

(b) Net Sales for Groups of Similar Products and Services

The Company designs, manufactures, and sells Internet Protocol (“IP”)-based networking and other products related to the communications and IT industry and provides services associated with these products and their use. The Company formerly grouped its products and technologies into categories of Switches, Routers, New Products, and Other. Effective in the first quarter of fiscal 2012, the Company re-categorized its products and technologies into the following categories: Switching, Next Generation Network (“NGN”) Routing, Collaboration, Service Provider Video, Wireless, Security, Data Center, and Other Products. These products, primarily integrated by Cisco IOS Software, link geographically dispersed local-area networks (“LANs”), metropolitan-area networks (“MANs”) and wide-area networks (“WANs”).

CISCO SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

The following table presents net sales for groups of similar products and services (in millions):

	Three Months Ended		Nine Months Ended
	April 28, 2012	April 30, 2011	April 28, 2012	April 30, 2011
Net sales:
Switching	$3,644	$3,480	$10,926	$10,510
NGN Routing	2,143	2,150	6,328	6,246
Collaboration	1,007	1,008	3,147	2,937
Service Provider Video	1,002	898	2,896	2,501
Wireless	425	353	1,205	1,022
Security	345	316	999	876
Data Center	291	173	883	475
Other	249	291	792	1,038

Product	9,106	8,669	27,176	25,605
Service	2,482	2,197	7,195	6,418

Total	$11,588	$10,866	$34,371	$32,023

(c) Additional Segment Information

The majority of the Company’s assets, excluding cash and cash equivalents and investments, as of April 28, 2012 and July 30, 2011 were attributable to its U.S. operations. The Company’s total cash and cash equivalents and investments held by various foreign subsidiaries was $42.3 billion and $39.8 billion as of April 28, 2012 and July 30, 2011, respectively, and the remaining $6.1 billion and $4.8 billion at the respective period ends was available in the United States.

Property and equipment information is based on the physical location of the assets. The following table presents property and equipment information for geographic areas (in millions):

	April 28, 2012	July 30, 2011
Property and equipment, net:
United States	$3,060	$3,284
International	574	632

Total	$3,634	$3,916

17.	Net Income per Share

The following table presents the calculation of basic and diluted net income per share (in millions, except per-share amounts):

	Three Months Ended		Nine Months Ended
	April 28, 2012	April 30, 2011	April 28, 2012	April 30, 2011
Net income	$2,165	$1,807	$6,124	$5,258

Weighted-average shares—basic	5,388	5,508	5,383	5,545
Effect of dilutive potential common shares	68	29	35	51

Weighted-average shares—diluted	5,456	5,537	5,418	5,596

Net income per share—basic	$0.40	$0.33	$1.14	$0.95

Net income per share—diluted	$0.40	$0.33	$1.13	$0.94

Antidilutive employee share-based awards, excluded	295	516	538	367

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

Overview

A summary of our results is as follows, for further details see our Results of Operations on page 49 (in millions, except percentages and per-share amounts):

	Three Months Ended				Nine Months Ended
	April 28, 2012	April 30, 2011	Variance		April 28, 2012	April 30, 2011	Variance
Net sales	$11,588	$10,866	6.6%		$34,371	$32,023	7.3%
Gross margin percentage	61.9%	61.3%	0.6	pts.	61.5%	61.4%	0.1	pts.
Research and development	$1,358	$1,430	(5.0	) %	$4,072	4,339	(6.2	) %
Sales and marketing	$2,383	$2,446	(2.6	) %	$7,230	7,292	(0.9	) %
General and administrative	$562	$466	20.6%		$1,611	1,376	17.1%
Total R&D, sales and marketing, general and administrative	$4,303	$4,342	(0.9	) %	$12,913	13,007	(0.7	) %
Total as a percentage of revenue	37.1%	40.0%	(2.9	) pts.	37.6%	40.6%	(3.0	) pts.
Amortization of purchased intangible assets	$96	$103	(6.8	) %	$292	419	(30.3	) %
Restructuring and other charges	$20	$31	(35.5	) %	$225	$31	625.8%
Operating margin percentage	23.7%	20.1%	3.6	pts.	22.4%	19.4%	3.0	pts.
Income tax percentage	22.1%	18.0%	4.1	pts.	21.2%	17.3%	3.9	pts.
Net income	$2,165	$1,807	19.8%		$6,124	$5,258	16.5%
Net income as a percentage of revenue	18.7%	16.6%	2.1	pts.	17.8%	16.4%	1.4	pts.
Earnings per share—diluted	$0.40	$0.33	21.2%		$1.13	$0.94	20.2%

Three Months Ended April 28, 2012 Compared with Three Months Ended April 30, 2011

Net sales increased 7%, with net product sales increasing by 5% and service revenue increasing by 13%. Total gross margin increased by 0.6 percentage points reflecting the continued positive effect of lower overall manufacturing costs, including benefits from value engineering. Our gross margin also benefited in the current period relative to the comparable fiscal 2011 period from the absence of significant restructuring charges related to our consumer business. As a percentage of revenue, research and development, sales and marketing, and general and administrative expenses collectively declined by 2.9 percentage points, and were down slightly in dollar terms due to the expense reductions we announced in fiscal 2011. Operating margin increased by 3.6 percentage points primarily as a result of our sales performance, improved gross margin, and expense management. Diluted earnings per share increased by 21% from the prior year period, primarily as a result of a 20% increase in net income and also, to a lesser degree, from a decline in our diluted share count.

We experienced another quarter of solid execution in the third quarter of fiscal 2012, as demonstrated by the 7% growth in net sales and 21% increase in earnings per share compared with the third quarter of fiscal 2011. Consistent with our goals, including growing profits faster than revenue, our third quarter of fiscal 2012 operating income, net income, and earnings per share each increased by a greater percentage than our net sales, as compared to the prior year period.

Our results reflect revenue growth across each of our geographic segments and customer markets. In particular, our APJC segment performed well, with year-over-year revenue growth of 24%, reflecting strength in both product and service revenue. From a customer market standpoint, this growth was led by strong service provider revenue, partially due to the completion of several large, multiyear projects in the region.

Most of our key areas experienced positive net sales growth on a year-over-year basis. Specifically, revenue grew in Switching, Services, Data Center, Service Provider Video, Wireless and Security. We believe this growth reflects the success we are experiencing with our technology architectures. Revenue was flat in both the NGN Routing and Collaboration product groups on a year over year basis. The flat sales of NGN Routing products reflected lower industrywide sales for routing products during the quarter and lower sales of our optical networking products. We believe the relative weakness for Collaboration is attributable to a number of factors, including market driven factors, pressure with regard to reduced spending from enterprise and public sector customers driven by the difficult macroeconomic environment, and our need to execute more effectively as we transition our sales strategy in this area.

We experienced solid performance in terms of both product and service gross margin. We are continuing to see relative stability in our product gross margin in particular due to continued benefits from value engineering and other cost savings. From a geographic segment perspective, gross margin improvement in our APJC segment offset lower gross margins in the Americas and EMEA segments. In our APJC segment, gross margin increased on a year-over-year basis due to lower discounts, product mix, lower overall manufacturing costs and volume. The gross margin performance in the segment was also partially due to the completion of the aforementioned large, multiyear projects. From a company-wide perspective, our core product areas of Switching and NGN Routing on a combined basis reflected continued gross margin stability.

We continue to monitor a variety of previously-disclosed business challenges, the negative impacts from a challenging global macroeconomic environment, including, specifically, continued challenges in the European economy, continued weakness in the public sector market, and conservative IT-related capital spending by our customers. While we achieved solid growth in the third quarter of fiscal 2012, we are seeing a hesitant global IT spending environment. In particular, the challenges we outlined in the second quarter of fiscal 2012 related to conservative IT-related capital spending and developments in Europe continued to impact our business momentum during the third quarter of fiscal 2012.

Nine Months Ended April 28, 2012 Compared with Nine Months Ended April 30, 2011

Net sales increased 7%, with net product sales increasing 6% and service revenue increasing 12%. Total gross margin increased by 0.1 percentage points primarily as a result of lower manufacturing costs, higher volume, lower restructuring charges, and lower amortization and impairment charges from purchased intangible assets, partially offset by higher sales discounts and unfavorable product pricing as well as product mix shifts. As a percentage of revenue, research and development, sales and marketing, and general and administrative expenses collectively declined by 3.0 percentage points due to the expense reductions we announced in fiscal 2011. Operating margin increased by 3.0 percentage points primarily as a result of our sales performance, improved gross margin and expense management. Diluted earnings per share increased by 20% from the prior year period, a result of both a 16% increase in net income and due to a decline in our diluted share count of 178 million shares.

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

Three Months Ended April 28, 2012 Compared with Three Months Ended April 30, 2011

Net Sales

Net sales increased by 7%. Within the total sales growth, net product sales increased by 5% and service revenue increased by 13%. With regard to our geographic segment performance, on a year-over-year basis, net sales increased 3% in the Americas segment, 5% in our EMEA segment, and 24% in our APJC segment.

Customer market net product sales performance reflected increases across all markets. The service provider customer market experienced the largest percentage increase followed by the commercial, enterprise, and public sector markets.

From a product perspective, we experienced a 5% increase in net product sales with specific increases in certain product categories as follows: 5% in Switching, 68% in Data Center, 12% in Service Provider Video, 20% in Wireless, and 9% in Security. In contrast, net product sales for NGN Routing and Collaboration were each flat year over year. The growth in Service revenues was experienced across both the technical support services category and advanced services category, with revenue increases of 10% and 23%, respectively.

Gross Margin

Our gross margin percentage increased by approximately 0.6 percentage points. Within this total gross margin change, product gross margin increased by 0.5 percentage points, while service gross margin increased by 0.5 percentage points. Our product gross margin benefited from the absence in the current period of significant restructuring charges related to our consumer business which occurred in the prior year period. After adjusting for this item, our individual product gross margins have reflected relative stability on a year-over-year basis.

Operating Expenses

Total operating expenses decreased by 1%. Research and development expenses decreased by 5%, sales and marketing expenses decreased by 3% and general and administrative expenses increased by approximately 21%. Operating expense as a percentage of revenue decreased by 3.1 percentage points, primarily as a result of our expense reduction efforts. Additionally, lower share-based compensation expense, and slightly lower restructuring charges and amortization of purchased intangibles assets contributed to the operating expense decline.

Other Key Financial Measures

The following is a summary of our other key financial measures for the third quarter of fiscal 2012:

•

We generated cash flows from operations of $3.0 billion and $8.4 billion during the third quarter and first nine months of fiscal 2012, respectively. Our cash and cash equivalents, together with our investments, were $48.4 billion at the end of the third quarter of fiscal 2012, compared with $44.6 billion at the end of fiscal 2011.

•	Our total deferred revenue at the end of the third quarter of fiscal 2012 was $12.6 billion, compared with $12.2 billion at the end of fiscal 2011.

•

We repurchased approximately 27 million shares of our common stock at an average price of $20.28 per share for an aggregate purchase price of $550 million during the third quarter of fiscal 2012. As of the end of the third quarter of fiscal 2012, the remaining authorized repurchase amount under the stock repurchase program was $7.7 billion with no termination date. We paid a cash dividend of $0.08 per share, or $432 million, and $0.20 per share, or $1.1 billion, for the third quarter and first nine months of fiscal 2012, respectively.

•	Days sales outstanding in accounts receivable (DSO) at the end of the third quarter of fiscal 2012 was 31 days, compared with 38 days at the end of fiscal 2011.

•

Our inventory balance was $1.5 billion at the end of each the third quarter of fiscal 2012 and the end of fiscal 2011. Annualized inventory turns were 11.5 in the third quarter of fiscal 2012 and were 11.8 in the fourth quarter of fiscal 2011.

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

Revenue deferrals relate to the timing of revenue recognition for specific transactions based on financing arrangements, service, support, and other factors. Financing arrangements may include sales-type, direct-financing, and operating leases, loans, and guarantees of third-party financing. Our deferred revenue for products was $3.9 billion and $3.7 billion as of April 28, 2012 and July 30, 2011, respectively. Technical support services revenue is deferred and recognized ratably over the period during which the services are to be performed, which typically is from one to three years. Advanced services revenue is recognized upon delivery or completion of performance. Our deferred revenue for Service was $8.8 billion as of April 28, 2012 and $8.5 billion as of July 30, 2011.

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

Allowances for Receivables and Sales Returns

The allowances for receivables were as follows (in millions, except percentages):

	April 28, 2012	July 30, 2011
Allowance for doubtful accounts	$216	$204
Percentage of gross accounts receivable	5.1%	4.2%
Allowance for credit loss—lease receivables	$252	$237
Percentage of gross lease receivables	7.4%	7.6%
Allowance for credit loss—loan receivables	$118	$103
Percentage of gross loan receivables	6.5%	7.0%

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

A reserve for future sales returns is established based on historical trends in product return rates. The reserve for future sales returns as of April 28, 2012 and July 30, 2011 was $121 million and $106 million, respectively, and was recorded as a reduction of our accounts receivable. If the actual future returns were to deviate from the historical data on which the reserve had been established, our revenue could be adversely affected.

Inventory Valuation and Liability for Purchase Commitments with Contract Manufacturers and Suppliers

Our inventory balance was $1.5 billion as of both April 28, 2012 and July 30, 2011. Inventory is written down based on excess and obsolete inventories determined primarily by future demand forecasts. Inventory write-downs are measured as the difference between the cost of the inventory and market, based upon assumptions about future demand, and are charged to the provision for inventory, which is a component of our cost of sales. At the point of the loss recognition, a new, lower cost basis for that inventory is established, and subsequent changes in facts and circumstances do not result in the restoration or increase in that newly established cost basis.

We record a liability for firm, noncancelable, and unconditional purchase commitments with contract manufacturers and suppliers for quantities in excess of our future demand forecasts consistent with the valuation of our excess and obsolete inventory. As of April 28, 2012, the liability for these purchase commitments was $173 million as compared with $168 million as of July 30, 2011, and was included in other current liabilities.

Our provision for inventory was $91 million and $174 million for the first nine months of fiscal 2012 and 2011, respectively. Our provision for inventory for the first nine months of fiscal 2012 decreased due to charges we recorded in connection with the restructuring of our consumer business during fiscal 2011. The provision for the liability related to purchase commitments with contract manufacturers and suppliers was $103 million and $58 million for the first nine months of fiscal 2012 and 2011, respectively. The provision for the liability related to purchase commitments with contract manufacturers and suppliers increased due to higher provisions related to certain component supplies that we secured for our extended needs and due to higher contract manufacturer excess and obsolescence charges. If there were to be a sudden and significant decrease in demand for our products, or if there were a higher incidence of inventory obsolescence because of rapidly changing technology and customer requirements, we could be required to increase our inventory write-downs and our liability for purchase commitments with contract manufacturers and suppliers, and accordingly gross margin could be adversely affected. We regularly evaluate our exposure for inventory write-downs and the adequacy of our liability for purchase commitments. Inventory and supply chain management remain areas of focus as we balance the need to maintain supply chain flexibility to help ensure competitive lead times with the risk of inventory obsolescence, particularly in light of current macroeconomic uncertainties and conditions and the resulting potential for changes in future demand forecast.

Warranty Costs

The liability for product warranties, included in other current liabilities, was $390 million as of April 28, 2012, compared with $342 million as of July 30, 2011. See Note 12 to the Consolidated Financial Statements. Our products are generally covered by a warranty for periods ranging from 90 days to five years, and for some products we provide a limited lifetime warranty. We accrue for warranty costs as part of our cost of sales based on associated material costs, technical support labor costs, and associated overhead. Material cost is estimated based primarily upon historical trends in the volume of product returns within the warranty period and the cost to repair or replace the equipment. Technical support labor cost is estimated based primarily upon historical trends in the rate of customer cases and the cost to support the customer cases within the warranty period. Overhead cost is applied based on estimated time to support warranty activities.

The provision for product warranties issued during the first nine months of fiscal 2012 and 2011 was $474 million and $330 million, respectively. The increase in the provision was primarily due to increased shipment volume of products with higher warranty costs and longer warranty lives, and also due to a warranty charge related to a specific product. If we experience an increase in warranty claims compared with our historical experience, or if the cost of servicing warranty claims is greater than expected, our gross margin could be adversely affected.

Share-Based Compensation Expense

Share-based compensation expense is presented as follows (in millions):

	Nine Months Ended
	April 28, 2012	April 30, 2011	Variance
Share-based compensation expense	$1,032	$1,237	$(205)

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

Fair Value Measurements

Our fixed income and publicly traded equity securities, collectively, are reflected in the Consolidated Balance Sheets at a fair value of $42.0 billion as of April 28, 2012 as compared with $36.9 billion as of July 30, 2011. Our fixed income investment portfolio, as of April 28, 2012, consisted primarily of high quality investment-grade securities. See Note 8 to the Consolidated Financial Statements.

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

The inputs and fair value are reviewed for reasonableness, may be further validated by comparison to publicly available information, and could be adjusted based on market indices or other information that management deems material to its estimate of fair value. The assessment of fair value can be difficult and subjective. However, given the relative reliability of the inputs we use to value our investment portfolio, and because substantially all of our valuation inputs are obtained using quoted market prices for similar or identical assets, we do not believe that the nature of estimates and assumptions affected by levels of subjectivity and judgment was material to the valuation of the investment portfolio as of April 28, 2012. We had no Level 3 assets in our investment portfolio as of April 28, 2012.

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

There were no material impairment charges on our investments in publicly traded equity securities in the first nine months of fiscal 2012 or fiscal 2011. Our ongoing consideration of all the factors described previously could result in impairment charges in the future, which could adversely affect our net income.

We also have investments in privately held companies, some of which are in the startup or development stages. As of April 28, 2012, our investments in privately held companies were $841 million, as compared to $796 million as of July 30, 2011, and were included in other assets. We monitor these investments for events or circumstances indicative of potential impairment and will make appropriate reductions in carrying values if we determine that an impairment charge is required, based primarily on the financial condition and near-term prospects of these companies. These investments are inherently risky because the markets for the technologies or products these companies are developing are typically in the early stages and may never materialize. Our impairment charges on investments in privately held companies were $17 million and $6 million for the first nine months of fiscal 2012 and 2011, respectively. See Note 9 to the Consolidated Financial Statements.

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

The goodwill recorded in the Consolidated Balance Sheets as of April 28, 2012 and July 30, 2011 was $17.0 billion and $16.8 billion, respectively. In response to changes in industry and market conditions, we could be required to strategically realign our resources and consider restructuring, disposing of, or otherwise exiting businesses, which could result in an impairment of goodwill. There was no impairment of goodwill in the first nine months of fiscal 2012 and 2011.

We make judgments about the recoverability of purchased intangible assets with finite lives whenever events or changes in circumstances indicate that an impairment may exist. Recoverability of purchased intangible assets with finite lives is measured by comparing the carrying amount of the asset to the future undiscounted cash flows the asset is expected to generate. We review indefinite-lived intangible assets for impairment annually or whenever events or changes in circumstances indicate the carrying value may not be recoverable. Recoverability of indefinite-lived intangible assets is measured by comparing the carrying amount of the asset to the future discounted cash flows the asset is expected to generate. If the asset is considered to be impaired, the amount of any impairment is measured as the difference between the carrying value and the fair value of the impaired asset. Assumptions and estimates about future values and remaining useful lives of our purchased intangible assets are complex and subjective. They can be affected by a variety of factors, including external factors such as industry and economic trends and internal factors such as changes in our business strategy and our internal forecasts. We had no impairment charges related to purchased intangible assets during the first nine months of fiscal 2012. Such impairment charges were $164 million during the first nine months of fiscal 2011. Our ongoing consideration of all the factors described previously could result in additional impairment charges in the future, which could adversely affect our net income.

Income Taxes

We are subject to income taxes in the United States and numerous foreign jurisdictions. Our effective tax rates differ from the statutory rate, primarily due to the tax impact of state taxes, foreign operations, research and development (R&D) tax credits, tax audit settlements, nondeductible compensation, international realignments, and transfer pricing adjustments. Our effective tax rate was 22.1% and 18.0% in the third quarter of fiscal 2012 and fiscal 2011, respectively. Our effective tax rate was 21.2% and 17.3% for the first nine months of fiscal 2012 and fiscal 2011, respectively.

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

Results of Operations

Net Sales

The following table presents the breakdown of net sales between product and service revenue (in millions, except percentages):

	Three Months Ended				Nine Months Ended
	April 28, 2012	April 30, 2011	Variance in Dollars	Variance in Percent	April 28, 2012	April 30, 2011	Variance in Dollars	Variance in Percent
Net sales:
Product	$9,106	$8,669	$437	5.0%	$27,176	$25,605	$1,571	6.1%
Service	2,482	2,197	285	13.0%	7,195	6,418	777	12.1%

Total	$11,588	$10,866	$722	6.6%	$34,371	$32,023	$2,348	7.3%

Our net sales, which include product and service revenue for each geographic segment, are summarized in the following table (in millions, except percentages):

	Three Months Ended				Nine Months Ended
	April 28, 2012	April 30, 2011	Variance in Dollars	Variance in Percent	April 28, 2012	April 30, 2011	Variance in Dollars	Variance in Percent
Net sales:
Americas	$6,466	$6,265	$201	3.2%	$19,606	$18,592	$1,014	5.5%
Percentage of net sales	55.8%	57.7%			57.0%	58.1%
EMEA	3,160	3,020	140	4.6%	9,255	8,650	605	7.0%
Percentage of net sales	27.3%	27.8%			27.0%	27.0%
APJC	1,962	1,581	381	24.1%	5,510	4,781	729	15.2%
Percentage of net sales	16.9%	14.5%			16.0%	14.9%

Total	$11,588	$10,866	$722	6.6%	$34,371	$32,023	$2,348	7.3%

For the third quarter of fiscal 2012, as compared with the third quarter of fiscal 2011, net sales increased by 7%. Our net product sales and service revenue totals each reflected strong sales growth across all of our geographic segments, particularly with our APJC segment which experienced 24% sales growth due in part due to revenue growth in advanced services.

For the first nine months of fiscal 2012, as compared with the first nine months of fiscal 2011, net sales increased by 7%, with sales increases experienced across our three geographic segments. Within the total sales growth, net product sales increased by 6% while service revenue increased by 12%.

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

Net Product Sales by Segment

The following table presents the breakdown of net product sales by segment (in millions, except percentages):

	Three Months Ended				Nine Months Ended
	April 28, 2012	April 30, 2011	Variance in Dollars	Variance in Percent	April 28, 2012	April 30, 2011	Variance in Dollars	Variance in Percent
Net product sales:
Americas	$4,889	$4,829	$60	1.2%	$14,919	$14,355	$564	3.9%
Percentage of net product sales	53.7%	55.7%			54.9%	56.0%
EMEA	2,639	2,543	96	3.8%	7,758	7,319	439	6.0%
Percentage of net product sales	29.0%	29.3%			28.5%	28.6%
APJC	1,578	1,297	281	21.7%	4,499	3,931	568	14.4%
Percentage of net product sales	17.3%	15.0%			16.6%	15.4%

Total	$9,106	$8,669	$437	5.0%	$27,176	$25,605	$1,571	6.1%

Americas

Net product sales in the Americas segment for the third quarter of fiscal 2012 increased by 1% compared with the corresponding period in fiscal 2011. We experienced net product sales increases in our commercial and service provider markets, while our enterprise and public sector markets experienced net product sales declines. Our net product sales to the U.S. public sector market were relatively flat, with net product sales increases to state and local governments being offset by a decline in sales to the U.S. federal government. From a country perspective, net product sales increased by 7% in Canada, 12% in Brazil, and 12% in Mexico, while net product sales in the United States were flat.

For the first nine months of fiscal 2012, as compared to the first nine months of fiscal 2011, net product sales in the Americas segment increased by 4%. The increase in net product sales was across most of our customer markets in the Americas segment, led by growth in the service provider, enterprise, and commercial markets. We experienced a net product sales decline in the public sector market during the nine month period. This decline in the public sector market was driven primarily by lower net product sales to the U.S. public sector, resulting primarily from lower net product sales to the U.S. federal government, which were partially offset by higher net product sales to state and local government for the nine month period. From a country perspective, net product sales increased by 2% in the United States, 12% in Canada, 21% in Brazil, and 28% in Mexico.

EMEA

Net product sales in the EMEA segment for the third quarter of fiscal 2012 increased by 4% compared with the corresponding period in fiscal 2011. The increase in net product sales was across most of our customer markets in the EMEA segment, with growth in the commercial, public sector, and enterprise markets. Sales to the service provider market declined for the third quarter of fiscal 2012, as compared to the corresponding prior year period. We experienced net product sales growth in the emerging countries in EMEA, led by strong growth of 14% in Russia. Additionally, from a country perspective, net product sales increased by 12% in the United Kingdom and 2% in the Netherlands. The revenue growth in the United Kingdom was due, in large part, to increased sales to our service provider customers. Partially offsetting these country-specific sales increases, were net product sales decreases of 4% in France, 3% in Germany, 15% in Italy, and 24% in Spain.

For the first nine months of fiscal 2012, as compared to the first nine months of fiscal 2011, net product sales in the EMEA segment increased by 6%. The increase in net product sales was across all of our customer markets in the EMEA segment, led by strong growth in the commercial, enterprise and public sector markets, and to a lesser degree, in the service provider market. From a country perspective, net product sales increased by 18% in the United Kingdom, 4% in France, 1% in Germany, 18% in Russia, and 10% in the Netherlands. These increases were partially offset by net product sales decreases of 22% in Spain and 13% in Italy.

APJC

Net product sales in the APJC segment for the third quarter of fiscal 2012 increased by 22% compared with the corresponding period in fiscal 2011. We experienced net product sales growth across each of our customer markets in the APJC segment. These increases were led by strong net product sales growth in the service provider, enterprise, and commercial customer markets. To a lesser degree, the public sector market also experienced net product sales growth. From a country perspective, net product sales were strong across our major countries in the region with increases of 40% in Japan and 29% in China. The strong growth in Japan and China on a year-over-year basis was largely attributable to higher net product sales to our service provider customers. Net product sales increased 20% in India, although we continue to experience challenges in our business momentum in the public sector customer market in this country. Net product sales increased 10% in Australia.

For the first nine months of fiscal 2012, as compared to the first nine months of fiscal 2011, net product sales in the APJC segment increased by 14%. The increase was led by strong net product sales growth in the service provider market, and to a lesser degree, in the commercial and enterprise markets. We experienced a net product sales decline in our public sector market. From a country perspective, net product sales increased by 35% in Japan, 21% in China, and 3% in Australia. We experienced a year-over-year net product sales decline of 6% in India, due primarily to ongoing business momentum challenges in the public sector customer market.

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

The following table presents net sales for groups of similar products (in millions, except percentages):

	Three Months Ended				Nine Months Ended
	April 28, 2012	April 30, 2011	Variance In Dollars	Variance in Percent	April 28, 2012	April 30, 2011	Variance in Dollars	Variance in Percent
Net product sales:
Switching	$3,644	$3,480	$164	4.7%	$10,926	$10,510	$416	4.0%
Percentage of net product sales	40.0%	40.1%			40.2%	41.0%
NGN Routing	2,143	2,150	(7)	(0.3)%	6,328	6,246	82	1.3%
Percentage of net product sales	23.5%	24.8%			23.3%	24.4%
Collaboration	1,007	1,008	(1)	(0.1)%	3,147	2,937	210	7.2%
Percentage of net product sales	11.1%	11.6%			11.6%	11.5%
Service Provider Video	1,002	898	104	11.6%	2,896	2,501	395	15.8%
Percentage of net product sales	11.0%	10.4%			10.7%	9.8%
Wireless	425	353	72	20.4%	1,205	1,022	183	17.9%
Percentage of net product sales	4.7%	4.1%			4.4%	4.0%
Security	345	316	29	9.2%	999	876	123	14.0%
Percentage of net product sales	3.8%	3.6%			3.7%	3.4%
Data Center	291	173	118	68.2%	883	475	408	85.9%
Percentage of net product sales	3.2%	2.0%			3.2%	1.9%
Other	249	291	(42)	(14.4)%	792	1,038	(246)	(23.7)%
Percentage of net product sales	2.7%	3.4%			2.9%	4.0%

Total	$9,106	$8,669	$437	5.0%	$27,176	$25,605	$1,571	6.1%

Switching

Our Switching product category consists of switching and storage products. Net product sales in our Switching product category increased by 5% in the third quarter of fiscal 2012, as compared with the third quarter of fiscal 2011, which was primarily due to accelerating growth with transitioning products in the portfolio and data center deployments. Growth in Switching was reflected by sales increases across all customer markets. Within our Switching product category, sales of LAN fixed-configuration switches increased 9%, or $176 million, while sales of modular switches decreased 1%, or $12 million. The increase in sales of LAN fixed-configuration switches was primarily due to increased sales of Cisco Catalyst 2960 Series Switches, Cisco Nexus 2000, and Cisco Nexus 5000 Series Switches, partially offset by decreased sales of Cisco Catalyst 3750 Series Switches and Cisco Catalyst 3560 Series Switches. The decrease in sales of modular switches was primarily due to decreased sales of Cisco Catalyst 6500 Series Switches and Cisco Catalyst 4500 Series Switches, partially offset by increased sales of Cisco Nexus 7000 Series Switches. Net product sales in our storage product category were flat.

For the first nine months of fiscal 2012, as compared with the first nine months of fiscal 2011, net product sales in our Switching product category increased by 4%. The increase was primarily due to growth from transitioning products taking place in our Switching product portfolio. The impact of competitive pressures moderated growth, primarily in the first quarter of fiscal 2012. Within our Switching product category, higher sales of LAN fixed-configuration switches and storage products were partially offset by lower sales of modular switches. Sales of LAN fixed-configuration switches increased 14%, or $761 million, while sales of modular switches decreased 8%, or approximately $370 million. The increase in sales of LAN fixed-configuration switches was primarily due to increased sales of Cisco Catalyst 2960 Series Switches, Cisco Nexus 2000 and 5000 Series Switches, and the Cisco Catalyst 3750 Series Switches, partially offset by decreased sales of Cisco Catalyst 3560 Series Switches. Net product sales in our Switching product category were positively impacted by a 6% increase in sales of storage products, primarily stemming from strong growth in the first quarter of fiscal 2012. Sales of modular switches decreased primarily due to lower sales of Cisco Catalyst 6500 Series Switches and Cisco Catalyst 4500 Series Switches, partially offset by increased sales of Cisco Nexus 7000 Series Switches.

NGN Routing

Our NGN Routing product category consists of routing and optical networking products. We categorize our routers primarily as high-end and mid range/low-end routers. The flat performance of our NGN Routing product category in the third quarter of fiscal 2012 was a result of a 2%, or $29 million increase in sales of high-end router products; flat sales of our midrange and low-end router products category; and an approximately 17% or $35 million decline in sales of other NGN Routing products.

Within the high-end router products category, the increase was driven by higher sales of Cisco Aggregation Services Routers (“ASR”) 9000, Cisco ASR 1000 products along with higher sales of Cisco CRS-3 Carrier Routing System products. These increases were partially offset by lower sales of Cisco 12000 Series Routers, Cisco 7600 Series Routers and lower sales of the Cisco ASR 5000 family of products. Within the midrange and low-end router products category, higher sales of Cisco Integrated Services Routers (“ISR”) 1900, Cisco ISR 2900 and Cisco ISR 3900 router products were offset by sales declines in certain of our older generation ISR products. The decrease in sales of other NGN Routing products, as compared with the third quarter of fiscal 2011, was driven by lower sales of optical networking products.

For the first nine months of fiscal 2012, as compared with the first nine months of fiscal 2011, net product sales in our NGN Routing product category increased 1%. The increase in sales of our NGN Routing product category was driven by a 6%, or $196 million, increase in sales in high-end router products, partially offset by a 4%, or $82 million, decline in sales of our midrange and low-end router products. Within the high-end router products category, the increase was driven by higher sales of Cisco CRS-3 Carrier Routing System products and higher sales of the Cisco ASR 1000, Cisco ASR 9000 products and Cisco ASR 5000 family of products. These increases were partially offset by lower sales of Cisco 12000 Series Routers and Cisco 7600 Series Routers. Within the midrange and low-end router products category, the decrease was related to the product transition taking place within our ISR products as the sales decline in our older generation products had a greater impact than the growth experienced with our ISR 1900, Cisco ISR 2900 and Cisco ISR 3900 router products in this category. Sales of other NGN Routing products decreased by 6%, compared with the first nine months of fiscal 2011, primarily due to increased sales of optical networking products.

Collaboration

In the third quarter of fiscal 2012, as compared with the third quarter of fiscal 2011, sales of Collaboration products were flat. Increased sales of IP phones within our unified communications products were offset by sales declines across other products in the unified communications portfolio. Sales of Cisco TelePresence systems were also flat for the third quarter of fiscal 2012 as compared with the third quarter of fiscal 2011. We believe the relative weakness for Collaboration is attributable to a number of factors, including market driven factors, pressure with regard to reduced spending from enterprise and public sector customers driven by the difficult macroeconomic environment, and our need to execute more effectively as we transition our sales strategy in this area.

For the first nine months of fiscal 2012, as compared with the first nine months of fiscal 2011, sales of Collaboration products increased by 7%, or $210 million. The increase was due to a 6% increase in sales of unified communications products, primarily IP phones and collaborative web-based offerings, along with a 9% increase in sales of Cisco TelePresence systems.

Service Provider Video

In the third quarter of fiscal 2012, as compared with the third quarter of fiscal 2011, sales of Service Provider Video products increased by 12%, or $104 million, due to growth within our service provider customer market of sales of settop boxes worldwide. Sales of video systems and other products increased by 16%, or $100 million, while sales of cable and cable modem products increased by 2%, or $4 million.

For the first nine months of fiscal 2012, as compared with the first nine months of fiscal 2011, sales of Service Provider Video products increased by 16%, or $395 million due to growth in our service provider customer market from increased sales of settop boxes worldwide. Sales of video systems and other products increased by 16%, or $287 million, while sales of cable and cable modem products increased by 16%, or $108 million.

Wireless

In the third quarter of fiscal 2012, as compared with the third quarter of fiscal 2011, sales of Wireless products increased by 20%, or $72 million. For the first nine months of fiscal 2012, as compared with the first nine months of fiscal 2011, sales of Wireless products increased by 18%, or $183 million. These increases reflect the continued customer adoption of and migration to the Cisco Unified Wireless Network architecture and new product performance.

Security

In the third quarter of fiscal 2012, as compared with the third quarter of fiscal 2011, sales of Security products increased by 9%, or $29 million. For the first nine months of fiscal 2012, as compared with the first nine months of fiscal 2011, sales of Security products increased by 14%, or $123 million. These increases were primarily due to growth in our network security products driven by the recent refresh of our firewall security product portfolio.

Data Center

In the third quarter of fiscal 2012, as compared with the third quarter of fiscal 2011, sales of Data Center products increased by 68%, or $118 million, due primarily to sales growth of Cisco Unified Computing System products. During the third quarter of fiscal 2012, our data center revenue growth rate was impacted in part due to the introduction of a new server chip technology platform that is currently undergoing customer evaluations. To the extent our data center business grows and further penetrates the market, we expect that, in comparison to what we experienced during the initial rapid growth of this business, the growth rates for our data center product sales will experience more normal seasonality consistent with the overall server market. For the first nine months of fiscal 2012, as compared with the first nine months of fiscal 2011, sales of Data Center products increased by 86%, or $408 million, due to strong growth from Cisco Unified Computing System products.

Other Products

The decrease in sales of Other Products during the third quarter of fiscal 2012 and first nine months of fiscal 2012, as compared with the corresponding periods in the prior fiscal year, was primarily due to lower sales of Pure Digital products in connection with our decision in fiscal 2011 to exit this consumer product line.

Service Revenue

For the third quarter of fiscal 2012 as compared with the third quarter of fiscal 2011, the increase in total Service revenue was comprised of growth across both technical support services, which had revenue growth of 10%, and advanced services, which had revenue growth of 23%, due to strong growth in subscription and transaction services. For the first nine months of fiscal 2012 as compared with the corresponding period in fiscal 2011, the increase in total Service revenue consisted of increases in both technical support services, which had revenue growth of 10%, and advanced services, which had revenue growth of 19%.

The following table presents the breakdown of net product sales by segment (in millions, except percentages):

	Three Months Ended				Nine Months Ended
	April 28, 2012	April 30, 2011	Variance in Dollars	Variance in Percent	April 28, 2012	April 30, 2011	Variance in Dollars	Variance in Percent
Net service sales:
Americas	$1,577	$1,436	$141	9.8%	$4,687	$4,237	$450	10.6%
Percentage of net service sales	63.5%	65.4%			65.1%	66.0%
EMEA	521	477	44	9.2%	1,497	1,331	166	12.5%
Percentage of net service sales	21.0%	21.7%			20.8%	20.7%
APJC	384	284	100	35.2%	1,011	850	161	18.9%
Percentage of net service sales	15.5%	12.9%			14.1%	13.3%

Total	$2,482	$2,197	$285	13.0%	$7,195	$6,418	$777	12.1%

Service revenue increased across all of our geographic segments in the third quarter of fiscal 2012, as compared with the third quarter of fiscal 2011, with APJC in particular experiencing strong revenue growth. Technical support services had solid revenue growth across all of our geographic segments, while advanced services had particularly strong revenue growth in APJC along with solid revenue growth in the Americas and EMEA segments. The APJC revenue growth in advanced services was a blend of subscription growth and transaction growth, which was in part the result of the completion of several large, multiyear projects in this region.

For the first nine months of fiscal 2012, as compared with the first nine months of fiscal 2011, Service revenue experienced double-digit percentage revenue growth across all of our geographic segments. Technical support services revenue grew across all of our geographic segments. Advanced services revenue also grew across all geographic segments, with particularly strong growth in APJC, which was driven by the strong performance of advanced services for the third quarter of fiscal 2012.

Gross Margin

The following table presents the gross margin for product and service (in millions, except percentages):

	Three Months Ended				Nine Months Ended
	Amount		Percentage		Amount		Percentage
	April 28, 2012	April 30, 2011	April 28, 2012	April 30, 2011	April 28, 2012	April 30, 2011	April 28, 2012	April 30, 2011
Gross margin:
Product	$5,543	$5,232	60.9%	60.4%	$16,400	$15,537	60.3%	60.7%
Service	1,626	1,427	65.5%	65.0%	4,724	4,138	65.7%	64.5%

Total	$7,169	$6,659	61.9%	61.3%	$21,124	$19,675	61.5%	61.4%

Product Gross Margin

The following table summarizes the key factors that contributed to the decrease in product gross margin for the third quarter and first nine months of fiscal 2012 as compared with the corresponding prior year periods:

	Product Gross Margin Percentage
	Three Months	Nine Months
	Ended	Ended
Fiscal 2011	60.4%	60.7%
Restructuring and other charges	1.5%	0.6%
Overall manufacturing costs	1.3%	1.7%
Shipment volume, net of certain variable costs	0.6%	0.6%
Amortization of purchased intangible assets and other	0.1%	0.4%
Sales discounts, rebates, and product pricing	(2.5)%	(2.7)%
Mix of products sold	(0.5)%	(1.0)%

Fiscal 2012	60.9%	60.3%

Three Months Ended April 28, 2012 Compared with Three Months Ended April 30, 2011

Product gross margin for the third quarter of fiscal 2012 increased by 0.5 percentage points compared with the third quarter of fiscal 2011. Our product gross margin benefited from the absence in the current period of significant restructuring charges related to our consumer business in the prior year period. After adjusting for this item, our product gross margins have reflected relative stability on a year-over-year basis. This relative stability was attributable to lower overall manufacturing costs, including the benefits from our value engineering investments, particularly as related to certain of our Switching products. Higher shipment volume in the current period also contributed to the increase in product gross margin. These increases to product gross margin were partially offset by higher sales discounts, rebates, and unfavorable product pricing, which were driven by normal market factors and by the geographic mix of net product sales. Additionally, our product gross margin for the third quarter of fiscal 2012 continued to be negatively impacted by the shift in the mix of products sold, primarily as a result of sales increases for our lower margin Cisco Unified Computing System and Service Provider Video products, as well as sales increases of lower margin products within certain other product families. These mix impacts were partially offset by lower sales of consumer products during the third quarter of fiscal 2012.

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

Nine Months Ended April 28, 2012 Compared with Nine Months Ended April 30, 2011

Product gross margin for the first nine months of fiscal 2012 decreased by 0.4 percentage points compared with the first nine months of fiscal 2011. The decrease was primarily due to the impact of higher sales discounts, rebates, and unfavorable product pricing, which were driven by normal market factors and by the geographic mix of net product sales. These factors impacted most of our customer markets and all of our geographic segments. Additionally, our product gross margin for the first nine months of fiscal 2012 was negatively impacted by the shift in the mix of products sold, primarily as a result of sales increases from our lower margin Cisco Unified Computing System products and Service Provider Video products. These negative factors were partially offset by lower overall manufacturing costs, higher shipment volume, and the absence of impairment charges related to purchased intangible assets, lower restructuring expense, and lower amortization expense in the first nine months of fiscal 2012. The lower overall manufacturing costs were in part due to increased benefits from our value engineering efforts, particularly in certain of our Switching products; favorable component pricing; and continued operational efficiency in manufacturing operations.

Service Gross Margin

Our service gross margin percentage increased by 0.5 percentage points for the third quarter of fiscal 2012 and 1.2 percentage points for the first nine months of fiscal 2012, as compared with the corresponding periods in the prior year. These increases were primarily due to higher sales volume for both technical support services and advanced services. The benefits to gross margin of volume increases for both periods were partially offset by increased cost impacts and mix. The mix impacts were due to lower gross margin advanced services having represented a higher proportion of service revenue for the fiscal 2012 periods, in comparison to the corresponding prior year periods.

For the third quarter of fiscal 2012, gross margin in technical support services was flat as a result of increased sales volume being offset by increased headcount-related costs. For the first nine months of fiscal 2012, gross margin in technical support services increased as a result of increased sales volume and lower supply chain costs, partially offset by higher headcount-related costs.

For the third quarter and first nine months of fiscal 2012, as compared to the corresponding prior year periods, gross margin in advanced services increased primarily due to strong sales volume growth, partially offset by higher delivery team costs which were, in part headcount related, and higher partner delivery costs. The gross margin performance in advanced services also benefited from the completion of several large multiyear projects in our APJC segment. For the third quarter of fiscal 2012, gross margin in advanced services particularly benefited from increased volume. Our revenue from advanced services may increase to a higher proportion of total service revenue due to our continued focus on providing comprehensive support to our customers’ networking devices, applications, and infrastructures.

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

Gross Margin by Segment

The following table presents the total gross margin for each segment (in millions, except percentages):

	Three Months Ended				Nine Months Ended
	Amount		Percentage		Amount		Percentage
	April 28, 2012	April 30, 2011	April 28, 2012	April 30, 2011	April 28, 2012	April 30, 2011	April 28, 2012	April 30, 2011
Gross margin:
Americas	$4,053	$3,988	62.7%	63.7%	$12,319	$11,759	62.8%	63.2%
EMEA	2,019	1,966	63.9%	65.1%	5,868	5,589	63.4%	64.6%
APJC	1,242	987	63.3%	62.4%	3,342	2,996	60.7%	62.7%

Segment Total	7,314	6,941	63.1%	63.9%	21,529	20,344	62.6%	63.5%
Unallocated corporate items (1)	(145)	(282)			(405)	(669)

Total	$7,169	$6,659	61.9%	61.3%	$21,124	$19,675	61.5%	61.4%

(1)

The unallocated corporate items include the effects of amortization of acquisition-related intangible assets and share-based compensation expense, and also significant asset impairments and restructurings. We do not allocate these items to gross margin for each segment because management does not include the information in measuring the performance of the operating segments. The decrease in the current period amounts are primarily due to the absence in the current period of restructuring and acquisition-related intangible asset impairments that were recognized in the prior year periods.

Three Months Ended April 28, 2012 Compared with Three Months Ended April 30, 2011

In the Americas segment, the gross margin percentage decrease was due to higher sales discounts, rebates and unfavorable pricing in this segment along with higher overall manufacturing and delivery costs. These decreases were partially offset by higher volume and to a lesser degree favorable mix impacts. The favorable volume impacts were driven by increased Data Center and Service Provider Video revenues. Additionally, a significant decrease in lower margin revenue from our consumer products resulted in a slightly positive mix impact to the gross margin for the Americas segment in the third quarter of fiscal 2012.

The gross margin percentage decrease in our EMEA segment was primarily the result of higher sales discounts, rebates and unfavorable pricing, along with mix impacts due primarily to increased revenue related to lower margin Service Provider Video products. These increases were partially offset by higher volume and lower overall manufacturing and delivery costs.

The APJC segment experienced a gross margin percentage increase due primarily to strong volume growth, particularly in our Service Provider Video and NGN Routing products. The gross margin in APJC also benefited from lower overall manufacturing and delivery costs. These increases in gross margin were partially offset by higher sales discounts, rebates and unfavorable pricing in this segment, along with the mix impact resulting primarily from increased revenue from our lower margin Service Provider Video products. Higher service gross margins also added to the overall gross margin percentage increase in APJC. The gross margin performance in the segment was also favorably impacted due to the completion of the aforementioned large, multiyear projects.

Nine Months Ended April 28, 2012 Compared with Nine Months Ended April 30, 2011

For the first nine months fiscal 2012, we experienced a gross margin percentage decline across all of our geographic segments as compared with the first nine months of fiscal 2011.

The Americas segment experienced a slight gross margin percentage decline with the impact of higher sales discounts, rebates and unfavorable pricing being mostly offset by higher volume, lower overall manufacturing and delivery costs, and favorable mix impacts. Significantly lower consumer sales resulted in a positive mix impact to the Americas segment gross margin for the first nine months of fiscal 2012.

The gross margin percentage decline in our EMEA segment was primarily the result of unfavorable mix impacts; higher sales discounts, rebates and unfavorable pricing; and lower service gross margin due to increased headcount-related costs. These decreases were partially offset by lower overall manufacturing and delivery costs and increased volume in this segment.

The APJC segment experienced the largest gross margin percentage decline of all of our geographic segments due primarily to the impact of higher sales discounts, rebates and unfavorable pricing, and unfavorable mix impacts. These decreases were partially offset by lower overall manufacturing and delivery costs and increased shipment volume in this segment.

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

Research and Development (R&D), Sales and Marketing, and General and Administrative (G&A) Expenses

R&D, sales and marketing, and G&A expenses are summarized in the following table (in millions, except percentages):

	Three Months Ended				Nine Months Ended
	April 28, 2012	April 30, 2011	Variance in Dollars	Variance in Percent	April 28, 2012	April 30, 2011	Variance in Dollars	Variance in Percent
Research and development	$1,358	$1,430	$(72)	(5.0)%	$4,072	$4,339	$(267)	(6.2)%
Percentage of net sales	11.7%	13.2%			11.8%	13.5%
Sales and marketing	2,383	2,446	(63)	(2.6)%	7,230	7,292	(62)	(0.9)%
Percentage of net sales	20.6%	22.5%			21.0%	22.8%
General and administrative	562	466	96	20.6%	1,611	1,376	235	17.1%
Percentage of net sales	4.8%	4.3%			4.7%	4.3%

Total	$4,303	$4,342	$(39)	(0.9)%	$12,913	$13,007	$(94)	(0.7)%

Percentage of net sales	37.1%	40.0%			37.6%	40.6%

The year-over-year changes within operating expenses, including the effects of foreign currency exchange rates, net of hedging, are summarized by line item as follows:

R&D Expenses

The decrease in R&D expenses for the third quarter and first nine months of fiscal 2012, as compared with the corresponding periods in fiscal 2011, was primarily due to lower headcount-related expense and lower share-based compensation expense. Additionally, for the first nine months of fiscal 2012, R&D expenses declined due to lower acquisition-related expense which relates to the absence in the current period of certain compensation payments that were paid in the corresponding prior year period.

We continue to invest in R&D in order to bring a broad range of products to market in a timely fashion. If we believe that we are unable to enter a particular market in a timely manner with internally developed products, we may purchase or license technology from other businesses, or we may partner with or acquire businesses as an alternative to internal R&D.

Sales and Marketing Expenses

Sales and marketing expenses decreased in the third quarter of fiscal 2012, as compared with the third quarter of fiscal 2011, due to a decrease of $39 million in marketing expenses and a $24 million decrease in sales expenses. The decrease in marketing expenses for the period was due to lower advertisement expenses, lower headcount-related expenses, and lower share-based compensation expense. The decrease in sales expenses was due primarily to lower headcount-related expenses and lower share-based compensation expense.

For the first nine months of fiscal 2012, as compared with the first nine months of fiscal 2011, sales and marketing expenses decreased by $62 million. Marketing expenses decreased by $155 million, which were partially offset by an increase of $93 million in sales expenses. The decrease in marketing expenses for the period was due to lower advertisement expenses, lower headcount-related expense, and lower share-based compensation expense. The increase in sales expenses was due primarily to higher overall discretionary spending and higher headcount-related expense partially offset by lower share-based compensation expense.

G&A Expenses

G&A expenses increased in the third quarter and first nine months of fiscal 2012, as compared with the corresponding periods in fiscal 2011, due to increased corporate-level expenses, which tend to vary from period to period. The corporate-level expenses include increases related to our operational infrastructure such as real estate; IT project implementations, which include further investments in our global data center infrastructure; and investments related to operational and financial systems. Partially offsetting these increases were lower share-based compensation expense, lower acquisition-related expenses, and the net impact of certain tax audit settlements.

Effect of Foreign Currency

In the third quarter of fiscal 2012, foreign currency fluctuations, net of hedging, increased the combined R&D, sales and marketing, and G&A expenses by $7 million, or approximately 0.2%, compared with the third quarter of fiscal 2011. In the first nine months of fiscal 2012, foreign currency fluctuations, net of hedging, increased the combined R&D, sales and marketing, and G&A expenses by $126 million, or approximately 1%, compared with the first nine months of fiscal 2011.

Headcount

Our headcount increased by approximately 1,353 employees in the third quarter of fiscal 2012 and decreased by approximately 6,602 employees in the first nine months of fiscal 2012. The increase in the third quarter of fiscal 2012 was due to growth in services employees and strategic engineering hires, partially offset by headcount reductions from attrition and our restructuring actions. The decrease for the first nine months of fiscal 2012 was attributable to headcount reductions from the sale of our Juarez, Mexico manufacturing operations and from our restructuring actions.

Share-Based Compensation Expense

The following table presents share-based compensation expense (in millions):

	Three Months Ended		Nine Months Ended
	April 28, 2012	April 30, 2011	April 28, 2012	April 30, 2011
Cost of sales—product	$12	$16	$39	$47
Cost of sales—service	39	44	116	135

Share-based compensation expense in cost of sales	51	60	155	182

Research and development	97	120	297	373
Sales and marketing	138	160	429	491
General and administrative	51	60	153	191
Restructuring and other charges	—	—	(2)	—

Share-based compensation expense in operating expenses	286	340	877	1,055

Total share-based compensation expense	$337	$400	$1,032	$1,237

The year-over-year decrease in share-based compensation expense for the third quarter and first nine months of fiscal 2012, as compared to the corresponding prior year periods, was due primarily to a decrease in the aggregate value of share-based awards in recent periods, the timing of the annual grants to employees in fiscal 2012, and the impact of our restructuring actions.

Amortization of Purchased Intangible Assets

The following table presents the amortization of purchased intangible assets included in operating expenses (in millions):

	Three Months Ended		Nine Months Ended
	April 28, 2012	April 30, 2011	April 28, 2012	April 30, 2011
Amortization of purchased intangible assets included in operating expenses	$96	$103	$292	$419

The decrease in amortization of purchased intangible assets for the third quarter of fiscal 2012, compared with the corresponding period of fiscal 2011, was due to certain purchased intangible assets having become fully amortized in the current period. The decrease in amortization of purchased intangible assets for the first nine months of fiscal 2012, compared with the corresponding periods of fiscal 2011, was primarily due to the absence of impairment charges during fiscal 2012 and also due to certain purchased intangible assets having become fully amortized or impaired in fiscal 2011. The amortization of purchased intangible assets for the nine months ended April 30, 2011 included impairment charges of approximately $92 million. These impairment charges were primarily associated with certain of our consumer products. For additional information regarding purchased intangible assets, see Note 4 to the Consolidated Financial Statements.

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

Restructuring and Other Charges

In the third quarter and first nine months of fiscal 2012, we incurred within operating expenses restructuring charges of $20 million and $225 million, respectively. In the third quarter of fiscal 2011 and for the first nine months of fiscal 2011, we incurred restructuring and other charges of approximately $151 million, of which $31 million was recorded to operating expenses with the remainder recorded to cost of sales. See Note 5 to the Consolidated Financial Statements.

Interest and Other Income, Net

Interest Income and Interest Expense

The following table summarizes interest income and interest expense (in millions):

	Three Months Ended		Nine Months Ended
	April 28, 2012	April 30, 2011	April 28, 2012	April 30, 2011
Interest income	$161	$161	$483	$477
Interest expense	(151)	(153)	(449)	(480)

Total	$10	$8	$34	$(3)

Interest income was flat in the third quarter and increased slightly for the first nine months of fiscal 2012, as compared with the corresponding prior year periods. For both periods, interest income from financing receivables increased but was offset by the effect of lower average interest rates on our portfolio of cash, cash equivalents, and fixed income investments. The decrease in interest expense in the third quarter of fiscal 2012, as compared with the corresponding prior year period, was attributable to favorable hedging impacts. The decrease in interest expense in the first nine months of fiscal 2012, as compared with the corresponding prior year period, was attributable to the effect of lower average interest rates on our debt and favorable hedging impacts.

Other Income, Net

The components of other income, net, are summarized as follows (in millions):

	Three Months Ended		Nine Months Ended
	April 28,	April 30,	April 28,	April 30,
	2012	2011	2012	2011
Net gains on investments in publicly traded equity securities	$15	$42	$30	$72
Net gains on investments in fixed income securities	15	7	46	84

Total net gains on available-for-sale investments	30	49	76	156
Net (losses) gains on investments in privately held companies	(3)	(18)	(38)	29

Net gains on investments	27	31	38	185
Other (losses) and gains, net	(8)	(19)	7	(42)

Other income, net	$19	$12	$45	$143

The change in total net gains on available-for-sale investments in the third quarter of fiscal 2012 compared with the third quarter of fiscal 2011 was primarily attributable to lower gains on publicly traded equity securities in the current period as a result of market conditions, as well as the timing of sales of these securities. The change in total net gains on available-for-sale investments in the first nine months of fiscal 2012 compared with the first nine months of fiscal 2011 was attributable to lower gains on fixed income and publicly traded equity securities in the current period as a result of market conditions and the timing of sales of these securities.

The lower net losses on investments in privately held companies for the third quarter of fiscal 2012 as compared with the corresponding period of fiscal 2011 was primarily due to higher equity method gains in the current period. For the first nine months of fiscal 2012 compared with the corresponding period of fiscal 2011, the change in net (losses) gains on investments in privately held companies was primarily due to higher equity method losses related to our proportional share of losses related to our VCE joint venture.

The change in other (losses) and gains, net for the third quarter and first nine months of fiscal 2012 compared with the corresponding periods of fiscal 2011 was primarily due to more favorable foreign exchange amounts in the fiscal 2012 periods, partially offset by lower gains from customer lease terminations in the fiscal 2012 periods as compared with the corresponding prior year periods.

Provision for Income Taxes

The provision for income taxes resulted in an effective tax rate of 22.1% for the third quarter of fiscal 2012 compared with 18.0% for the third quarter of fiscal 2011. The net 4.1 percentage point increase in the effective tax rate between fiscal years was primarily attributable to a decrease in foreign income taxed at rates lower than the U.S. federal statutory rate of 35%.

The provision for income taxes resulted in an effective tax rate of 21.2% for the first nine months of fiscal 2012 compared with 17.3% for the first nine months of fiscal 2011. Approximately 1.0 percentage points of the increase in the effective tax rate between fiscal years was attributable to the fiscal 2011 retroactive reinstatement of the U.S. federal R&D tax credit, which expired on December 31, 2011. The remaining 2.9 percentage point increase in the effective tax rate between fiscal years was primarily attributable to a decrease in foreign income taxed at rates lower than the U.S. federal statutory rate of 35%.

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

Liquidity and Capital Resources

The following sections discuss the effects of changes in our balance sheet, as well as the impacts of our contractual obligations, commitments, and the stock repurchase program on our liquidity and capital resources.

Balance Sheet and Cash Flows

Cash and Cash Equivalents and Investments The following table summarizes our cash and cash equivalents and investments (in millions):

	April 28, 2012	July 30, 2011	Increase (Decrease)
Cash and cash equivalents	$6,461	$7,662	$(1,201)
Fixed income securities	40,437	35,562	4,875
Publicly traded equity securities	1,514	1,361	153

Total	$48,412	$44,585	$3,827

The increase in cash and cash equivalents and investments in the first nine months of fiscal 2012 was primarily the result of cash provided by operations of $8.4 billion. Partially offsetting this increase were the following: $1.8 billion for the repurchase of common stock (net of the issuance of common stock related to employee stock incentive plans), dividends paid of $1.1 billion, capital expenditures of $0.8 billion, and cash paid for acquisitions (net of cash and cash equivalents acquired) of approximately $0.3 billion.

The increase in cash provided by operating activities of $1.1 billion for the first nine months of fiscal 2012 compared with the corresponding period in fiscal 2011 was primarily the result of increased net income, partially offset by restructuring payments in the first nine months of fiscal 2012.

Our total in cash and cash equivalents and investments held by various foreign subsidiaries was $42.3 billion and $39.8 billion as of April 28, 2012 and July 30, 2011, respectively. Under current tax laws and regulations, if cash and cash equivalents and investments held by various foreign subsidiaries were to be distributed to the United States in the form of dividends or otherwise, we would be subject to additional U.S. income taxes and foreign withholding taxes. The balance available in the United States as of April 28, 2012 and July 30, 2011 was $6.1 billion and $4.8 billion, respectively.

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

Accounts Receivable, Net The following table summarizes our accounts receivable, net (in millions) and DSO:

	April 28, 2012	July 30, 2011	Increase (Decrease)
Accounts receivable, net	$3,980	$4,698	$(718)
DSO	31	38	(7)

Our accounts receivable net, as of April 28, 2012 decreased by approximately 15% compared with the end of fiscal 2011. Our DSO as of April 28, 2012 was lower by 7 days compared with the end of fiscal 2011. The decrease in DSO during the third quarter of fiscal 2012 was due to an improvement in product and service billings linearity during the quarter, particularly with respect to the timing of product shipments.

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

Inventories and Purchase Commitments with Contract Manufacturers and Suppliers The following table summarizes our inventories and purchase commitments with contract manufacturers and suppliers (in millions, except annualized inventory turns):

	April 28, 2012	July 30, 2011	Increase (Decrease)
Inventories	$1,497	$1,486	$11
Annualized inventory turns	11.5	11.8	(0.3)
Purchase commitments with contract manufacturers and suppliers	$4,369	$4,313	$56

Inventories as of April 28, 2012 increased by 1% from our balance at the end of fiscal 2011, and for the same period purchase commitments with contract manufacturers and suppliers were up approximately 1%. On a combined basis, inventories and purchase commitments with contract manufacturers and suppliers were also up 1% compared with the end of fiscal 2011. We believe our inventory and purchase commitments are in line with our current demand forecasts.

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

During fiscal 2011, due to the earthquake in Japan and resulting industry-wide component supply constraints, we made increased commitments to secure our near-term supply needs. The increase in purchase commitments in the third quarter of fiscal 2012 from the fourth quarter of fiscal 2011 was attributable to our effort to secure supply to meet forecasted demand. We are continuing to actively monitor and evaluate the flooding situation in Thailand which occurred in the first quarter of fiscal 2012. We have business continuity plans in place in order to minimize any potential impact to our supply chain as a result of the flooding in Thailand, which impacts we expect to continue for the next several quarters.

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

Financing Receivables and Guarantees We measure our net balance sheet exposure position related to our financing receivables and financing guarantees by reducing the total of gross financing receivables and financing guarantees by the associated allowances for credit loss and deferred revenue. As of April 28, 2012, our net balance sheet exposure position related to financing receivables and financing guarantees was as follows (in millions):

	April 28, 2012
	FINANCING RECEIVABLES				FINANCING GUARANTEES			TOTAL
	Lease Receivables	Loan Receivables	Financed Service Contracts & Other	Total	Channel Partner	End-User Customers	Total
Gross amount less unearned income	$3,153	$1,827	$2,628	$7,608	$283	$258	$541	$8,149
Allowances for credit loss	(252)	(118)	(11)	(381)	—	—	—	(381)
Deferred revenue	(81)	(134)	(1,888)	(2,103)	(209)	(224)	$(433)	(2,536)

Net balance sheet exposure	$2,820	$1,575	$729	$5,124	$74	$34	$108	$5,232

Financing Receivables Gross financing receivables less unearned income have increased by 9% compared with the end of fiscal 2011. The change was primarily due to a 24% increase in loan receivables and a 10% increase in lease receivables, while growth in gross financed service contracts and other was flat compared with the end of fiscal 2011. We provide financing to certain end-user customers and channel partners to enable sales of our products, service, and networking solutions. These financing arrangements include leases, financed service contracts, and loans. Arrangements related to leases are generally collateralized by a security interest in the underlying assets. Lease receivables include sales-type and direct-financing leases. We also provide certain qualified customers financing for long-term service contracts, which primarily relate to technical support services and advanced services. Our loan financing arrangements may include not only financing the acquisition of our products and services but also providing additional funds for other costs associated with network installation and integration of our products and services. We expect to continue to expand the use of our financing programs in the near term.

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

Deferred Revenue Related to Financing Receivables and Guarantees The majority of the deferred revenue in the preceding table is related to financed service contracts. The majority of the revenue related to financed service contracts, which primarily relates to technical support services, is deferred and included in deferred service revenue. The revenue related to financed service contracts is recognized ratably over period during which the related services are to be performed. A portion of the revenue related to lease and loan receivables is also deferred and included in deferred product revenue based on revenue recognition criteria.

Borrowings

Senior Notes The following table summarizes the principal amount of our senior notes (in millions):

	April 28,	July 30,
	2012	2011
Senior notes:
Floating-rate notes, due 2014	$1,250	$1,250
1.625% fixed-rate notes, due 2014	2,000	2,000
2.90% fixed-rate notes, due 2014	500	500
5.50% fixed-rate notes, due 2016	3,000	3,000
3.15% fixed-rate notes, due 2017	750	750
4.95% fixed-rate notes, due 2019	2,000	2,000
4.45% fixed-rate notes, due 2020	2,500	2,500
5.90% fixed-rate notes, due 2039	2,000	2,000
5.50% fixed-rate notes, due 2040	2,000	2,000

Total	$16,000	$16,000

Interest is payable semiannually on each class of the senior fixed-rate notes, each of which is redeemable by us at any time, subject to a make-whole premium. Interest is payable quarterly on the floating-rate notes. We were in compliance with all debt covenants as of April 28, 2012.

Commercial Paper In fiscal 2011 we established a short-term debt financing program of up to $3.0 billion through the issuance of commercial paper notes. As of April 28, 2012 we had no outstanding commercial paper outstanding under this program. As of July 30, 2011, we had commercial paper notes of $500 million outstanding under this program.

Other Notes and Borrowings Other notes and borrowings include notes and credit facilities with a number of financial institutions that are available to certain of our foreign subsidiaries. The amount of borrowings outstanding under these arrangements was $83 million and $88 million as of April 28, 2012 and July 30, 2011, respectively.

Credit Facility On February 17, 2012, we entered into a credit agreement with certain institutional lenders that provides for a $3.0 billion unsecured revolving credit facility that is scheduled to expire on February 17, 2017. Any advances under the credit agreement will accrue interest at rates that are equal to, based on certain conditions, either (i) the higher of the Federal Funds rate plus 0.50%, Bank of America’s “prime rate” as announced from time to time or one-month LIBOR plus 1.00%, or (ii) LIBOR plus a margin that is based on our senior debt credit ratings as published by Standard & Poor’s Financial Services, LLC and Moody’s Investors Service, Inc. The credit agreement requires that we comply with certain covenants, including that we maintain an interest coverage ratio as defined in the agreement. As of April 28, 2012, we were in compliance with the required interest coverage ratio and the other covenants of, and we had not borrowed any funds under the credit facility.

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

Deferred Revenue

The following table presents the breakdown of deferred revenue (in millions):

	April 28,	July 30,	Increase
	2012	2011	(Decrease)
Service	$8,778	$8,521	$257
Product	3,870	3,686	184

Total	$12,648	$12,207	$441

Reported as:
Current	$8,568	$8,025	$543
Noncurrent	4,080	4,182	(102)

Total	$12,648	$12,207	$441

The increase in deferred service revenue reflects increased new contract initiations during the first nine months of fiscal 2012, partially offset by the ongoing amortization of deferred service revenue in the first nine months of fiscal 2012. The increase in deferred product revenue was primarily related to increased two-tier deferred revenue, which in turn was due to improved shipment linearity to two-tier partners during the third quarter of fiscal 2012. This increase was partially offset by decreased deferred revenue related to our financing arrangements.

Contractual Obligations

Operating Leases

We lease office space in several U.S. locations. Outside the United States, larger leased sites are located in Australia, Belgium, China, Germany, India, Israel, Italy, Japan, Norway, and the United Kingdom. We also lease equipment and vehicles. The future minimum lease payments under all our noncancelable operating leases with an initial term in excess of one year as of April 28, 2012 were $1.3 billion.

Commitments

Insieme Networks, Inc.

In the third quarter of fiscal 2012, we made an investment in Insieme Networks, Inc. (“Insieme”), an early-stage company focused on research and development in the data center market. This investment includes $100 million of funding and a license to certain of our technology. As a result of this investment, we own approximately 90% of Insieme and have consolidated the results of Insieme in our Consolidated Financial Statements beginning in the third quarter of fiscal 2012.

In connection with this investment, we and Insieme have entered into an option agreement that provides us the right to purchase the remaining interests in Insieme. In addition, the noncontrolling interest holders can require us to purchase their shares upon the occurrence of certain events. If we acquire the remaining interests of Insieme, the noncontrolling interest holders are eligible to receive two milestone payments, which will be determined using agreed-upon formulas based on revenue for certain of Insieme’s products. We will begin recognizing the amounts due under the milestone payments when it is determined that such payments are probable of being earned, which may be in fiscal 2014. When such a determination has been made, the milestone payments will then be recorded as compensation expense by us based on an estimate of the fair value of the amounts probable of being earned, pursuant to a vesting schedule. Subsequent changes to the fair value of the amounts probable of being earned and the continued vesting will result in adjustments to the recorded compensation expense. The maximum amount that could be recorded as compensation expense by us is approximately $750 million. The milestone payments, if earned, are expected to be paid primarily during fiscal 2016 and fiscal 2017.

Other Commitments

In connection with our business combinations and asset purchases, we have agreed to pay certain additional amounts contingent upon the achievement of agreed-upon technology, development, product development, or other milestones or continued employment with us of certain employees of acquired entities. See Note 12 to the Consolidated Financial Statements. We also have entered into an agreement to acquire NDS Group Ltd. See Note 3 to the Consolidated Financial Statements.

We also have certain funding commitments primarily related to our investments in privately held companies and venture funds, some of which are based on the achievement of certain agreed-upon milestones, and some of which are required to be funded on demand. The funding commitments were $136 million as of April 28, 2012 compared with $192 million as of July 30, 2011.

Off-Balance Sheet Arrangements

We consider our investments in unconsolidated variable interest entities to be off-balance sheet arrangements. In the ordinary course of business, we have investments in privately held companies and provide financing to certain customers. These privately held companies and customers may be considered to be variable interest entities. We evaluate on an ongoing basis our investments in these privately held companies and customer financings, and we have determined that as of April 28, 2012 there were no material unconsolidated variable interest entities.

VCE is a joint venture that we formed in fiscal 2010 with EMC, with investments from VMware and Intel. VCE helps organizations leverage best-in-class technologies and disciplines from Cisco, EMC, and VMware to enable the transformation to cloud computing.

As of April 28, 2012, our cumulative gross investment in the combined VCE entity was approximately $322 million, inclusive of accrued interest, and our ownership percentage was approximately 35%. During the nine months ended April 28, 2012, we invested approximately $211 million in VCE. We account for our investment in VCE under the equity method, and accordingly our carrying value in VCE was approximately $123 million, which reflects our cumulative share of VCE’s losses. Over the next 12 months, as VCE scales its operations, we expect that we will make additional investments in VCE and we may incur additional losses, in proportion to our share.

From time to time, EMC and Cisco may enter into guarantee agreements on behalf of VCE to indemnify third parties, such as customers, for monetary damages. Such guarantees were not material as of April 28, 2012.

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

Securities Lending

We periodically engage in securities lending activities with certain of our available-for-sale investments. These transactions are accounted for as a secured lending of the securities, and the securities are typically loaned only on an overnight basis. The average daily balance of securities lending for the nine months ended April 28, 2012 was approximately $0.4 billion. The average daily balance of securities lending for the nine months ended April 30, 2011 was approximately $1.9 billion. We require collateral equal to at least 102% of the fair market value of the loaned security and that the collateral be in the form of cash or liquid, high-quality assets. We engage in these secured lending transactions only with highly creditworthy counterparties, and the associated portfolio custodian has agreed to indemnify us against any collateral losses. We did not experience any losses in connection with the secured lending of securities during the periods presented. As of April 28, 2012 and July 30, 2011, we had no outstanding securities lending transactions. We believe these arrangements do not present a material risk or impact to our liquidity requirements.

Stock Repurchase Program and Dividends

In September 2001, our Board of Directors authorized a stock repurchase program. As of April 28, 2012, our Board of Directors had authorized an aggregate repurchase of up to $82 billion of common stock under this program, and the remaining authorized repurchase amount was $7.7 billion with no termination date. The stock repurchase activity under the stock repurchase program, reported based on the trade date, is summarized as follows (in millions, except per-share amounts):

Nine Months Ended April 28, 2012	Shares Repurchased	Weighted- Average Price per Share	Amount Repurchased
Cumulative balance at July 30, 2011	3,478	$20.64	$71,773
Repurchase of common stock under the stock repurchase program	153	16.66	2,560

Cumulative balance at April 28, 2012	3,631	$20.47	$74,333

On February 7, 2012 our Board of Directors declared a quarterly dividend of $0.08 per common share, a two-cent increase over each of the previous two quarter’s per-share dividend payment amounts, which was paid on April 25, 2012 to all shareholders of record as of the close of business on April 5, 2012. During the first nine months of fiscal 2012, cash dividends of $0.20 per share, or $1.1 billion, were declared on our outstanding common stock and paid during the same period. Any future dividends will be subject to the approval of our Board of Directors.

Liquidity and Capital Resource Requirements

Based on past performance and current expectations, we believe our cash and cash equivalents, investments, cash generated from operations, and ability to access capital markets and committed credit lines will satisfy, through at least the next 12 months, our liquidity requirements, both in total and domestically, including the following: working capital needs, capital expenditures, investment requirements, pending acquisitions, stock repurchases, cash dividends, contractual obligations, commitments, principal and interest payments on debt, future customer financings, and other liquidity requirements associated with our operations. There are no other transactions, arrangements, or relationships with unconsolidated entities or other persons that are reasonably likely to materially affect the liquidity and the availability of, as well as our requirements for, capital resources.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Our financial position is exposed to a variety of risks, including interest rate risk, equity price risk, and foreign currency exchange risk.

Interest Rate Risk

Fixed Income Securities

We maintain an investment portfolio of various holdings, types, and maturities. Our primary objective for holding fixed income securities is to achieve an appropriate investment return consistent with preserving principal and managing risk. At any time, a sharp rise in market interest rates could have a material adverse impact on the fair value of our fixed income investment portfolio. Conversely, declines in interest rates, including the impact from lower credit spreads, could have a material adverse impact on interest income for our investment portfolio. We may utilize derivative instruments designated as hedging instruments to achieve our investment objectives. We had no outstanding hedging instruments for our fixed income securities as of April 28, 2012. Our fixed income investments are held for purposes other than trading. Our fixed income investments are not leveraged as of April 28, 2012. We monitor our interest rate and credit risks, including our credit exposures to specific rating categories and to individual issuers. As of April 28, 2012, approximately 80% of our fixed income securities balance consists of U.S. government and U.S. government agency securities. We believe the overall credit quality of our portfolio is strong.

Debt

As of April 28, 2012, we had $16.0 billion in principal amount of senior notes outstanding, which consisted of $1.25 billion floating-rate notes and $14.75 billion fixed-rate notes. The carrying amount of the senior notes was $16.3 billion, and the related fair value, which is based on market prices, was $18.2 billion. As of April 28, 2012, a hypothetical 50 basis points increase or decrease in market interest rates would change the fair value of the fixed-rate debt, excluding the $4.25 billion of hedged debt, by a decrease or increase of $0.6 billion, respectively. However, this hypothetical change in interest rates would not impact the interest expense on the unhedged portion of the fixed-rate debt.

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

Publicly Traded Equity Securities

The following tables present the hypothetical fair values of publicly traded equity securities as a result of selected potential decreases and increases in the price of each equity security in the portfolio, excluding hedged equity securities, if any. Potential fluctuations in the price of each equity security in the portfolio of plus or minus 10%, 20%, and 30% were selected based on potential near-term changes in those security prices. The hypothetical fair values as of April 28, 2012 and July 30, 2011 are as follows (in millions):

	VALUATION OF SECURITIES GIVEN AN X% DECREASE IN EACH STOCK’S PRICE				VALUATION OF SECURITIES GIVEN AN X% INCREASE IN EACH STOCK’S PRICE
As of April 28, 2012	(30%)	(20%)	(10%)	Fair Value	10%	20%	30%
Publicly traded equity securities	$1,060	$1,211	$1,363	$1,514	$1,665	$1,817	$1,968

As of July 30, 2011	(30%)	(20%)	(10%)	Fair Value	10%	20%	30%
Publicly traded equity securities	$953	$1,089	$1,225	$1,361	$1,497	$1,633	$1,769

There were no material impairment charges on our investments in publicly traded equity securities during the first nine months of either fiscal 2012 or 2011.

Investments in Privately Held Companies

We have also invested in privately held companies. These investments are recorded in other assets in our Consolidated Balance Sheets and are accounted for using primarily either the cost or the equity method. As of April 28, 2012, the total carrying amount of our investments in privately held companies was $841 million, compared with $796 million at July 30, 2011. Some of the privately held companies in which we invested are in the startup or development stages. These investments are inherently risky because the markets for the technologies or products these companies are developing are typically in the early stages and may never materialize. We could lose our entire investment in these companies. Our evaluation of investments in privately held companies is based on the fundamentals of the businesses invested in, including among other factors, the nature of their technologies and potential for financial return. Our impairment charges on investments in privately held companies were $15 million and $1 million for the third quarter of fiscal 2012 and 2011, respectively, and were $17 million and $6 million during the first nine months of fiscal 2012 and 2011, respectively.

Foreign Currency Exchange Risk

Our foreign exchange forward and option contracts are summarized as follows (in millions):

	April 28, 2012		July 30, 2011
	Notional Amount	Fair Value	Notional Amount	Fair Value
Forward contracts:
Purchased	$1,001	$14	$3,722	$9
Sold	$923	$(2)	$1,225	$(10)
Option contracts:
Purchased	$3,394	$3	$1,547	$63
Sold	$1,137	$(10)	$1,577	$(12)

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

Approximately 70% of our operating expenses are U.S.-dollar denominated. Foreign currency fluctuations, net of hedging, increased our operating expenses by approximately 1% in the first nine months of fiscal 2012 compared with the corresponding period of fiscal 2011. To reduce variability in operating expenses and service cost of sales caused by non-U.S.-dollar denominated operating expenses and costs, we hedge certain forecasted foreign currency transactions with currency options and forward contracts. These hedging programs are not designed to provide foreign currency protection over long time horizons. In designing a specific hedging approach, we consider several factors, including offsetting exposures, significance of exposures, costs associated with entering into a particular hedge instrument, and potential effectiveness of the hedge. The gains and losses on foreign exchange contracts mitigate the effect of currency movements on our operating expenses and service cost of sales.

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

Changes in internal control over financial reporting. There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our third quarter of fiscal 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The asserted claims by Brazilian federal tax authorities are for calendar years 2003 through 2007 and the asserted claims by the tax authorities from the state of Sao Paulo are for calendar years 2005 through 2007. The total asserted claims by Brazilian state and federal tax authorities aggregated to approximately $429 million for the alleged evasion of import taxes, approximately $1.0 billion for interest, and approximately $2.0 billion for various penalties, all determined using an exchange rate as of April 28, 2012. We have completed a thorough review of the matter and believe the asserted tax claims against us are without merit, and we are defending the claims vigorously. While we believe there is no legal basis for our alleged liability, due to the complexities and uncertainty surrounding the judicial process in Brazil and the nature of the claims asserting joint liability with the importer, we are unable to determine the likelihood of an unfavorable outcome against us and are unable to reasonably estimate a range of loss, if any. We do not expect a final judicial determination for several years.

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

Sales to the service provider market have been characterized by large and sporadic purchases, especially relating to our router sales and sales of certain products in our newer product categories such as Data Center, Collaboration, and Service Provider Video, in addition to longer sales cycles. In the past, we have experienced significant weakness in sales to service providers over certain extended periods of time as market conditions have fluctuated. Sales activity in this industry depends upon the stage of completion of expanding network infrastructures; the availability of funding; and the extent to which service providers are affected by regulatory, economic, and business conditions in the country of operations. Weakness in orders from this industry, including as a result of any slowdown in capital expenditures by service providers (which may be more prevalent during a global economic downturn or periods of economic uncertainty), could have a material adverse effect on our business, operating results, and financial condition. For example, during fiscal 2009, we experienced a slowdown in service provider capital expenditures globally, and in fiscal 2011 we experienced a slowdown in certain segments of this market, including in capital expenditures by some service provider customers and in sales of our traditional cable set-top boxes in our then United States and Canada segment. Such slowdowns may continue or recur in future periods. Orders from this industry could decline for many reasons other than the competitiveness of our products and services within their respective markets. For example, in the past, many of our service provider customers have been materially and adversely affected by slowdowns in the general economy, by overcapacity, by changes in the service provider market, by regulatory developments, and by constraints on capital availability, resulting in business failures and substantial reductions in spending and expansion plans. These conditions have materially harmed our business and operating results in the past, and some of these or other conditions in the service provider market could affect our business and operating results in any future period. Finally, service provider customers typically have longer implementation cycles; require a broader range of services, including design services; demand that vendors take on a larger share of risks; often require acceptance provisions, which can lead to a delay in revenue recognition; and expect financing from vendors. All these factors can add further risk to business conducted with service providers.

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

A reduction or interruption in supply; a significant increase in the price of one or more components; a failure to adequately authorize procurement of inventory by our contract manufacturers; a failure to appropriately cancel, reschedule, or adjust our requirements based on our business needs; or a decrease in demand for our products could materially adversely affect our business, operating results, and financial condition and could materially damage customer relationships. Furthermore, as a result of binding price or purchase commitments with suppliers, we may be obligated to purchase components at prices that are higher than those available in the current market. In the event that we become committed to purchase components at prices in excess of the current market price when the components are actually used, our gross margins could decrease. We experienced longer than normal lead times on several of our products in fiscal 2010. The earthquake and tsunami in Japan during the third quarter of fiscal 2011 and the flooding in Thailand in the first quarter of fiscal 2012 resulted in industry-wide component supply constraints. We continue to see challenges at some of our component suppliers. Although we have generally secured additional supply or taken other mitigation actions, if the conditions resulting from the situations in Japan or Thailand worsen, these conditions could have a material adverse effect on our business, results of operations, and financial condition. See the risk factor above entitled “Our revenue for a particular period is difficult to predict, and a shortfall in revenue may harm our operating results.”

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

In fiscal 2011 we announced and began implementing restructuring activities designed to lower our operating costs and to simplify our operating model and concentrate our focus on selected foundational priorities. We have incurred in the fourth quarter of fiscal 2011 and the first nine months of fiscal 2012 and may continue to incur in the near term significant restructuring charges as a result of these activities. The changes to our business model may be disruptive, and the revised model that we adopt may not be more efficient or effective than the aspects of our business model that are being revised. Our restructuring activities, including any related charges and the impact of the related headcount reductions, could have a material adverse effect on our business, operating results, and financial condition.

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

ADVERSE RESOLUTION OF LITIGATION OR GOVERNMENTAL INVESTIGATIONS MAY HARM OUR OPERATING RESULTS OR FINANCIAL CONDITION

We are a party to lawsuits in the normal course of our business. Litigation can be expensive, lengthy, and disruptive to normal business operations. Moreover, the results of complex legal proceedings are difficult to predict. For example, Brazilian authorities have investigated our Brazilian subsidiary and certain of our current and former employees, as well as a Brazilian importer of our products, and its affiliates and employees, relating to alleged evasion of import taxes and alleged improper transactions involving the subsidiary and the importer. Brazilian tax authorities have assessed claims against our Brazilian subsidiary based on a theory of joint liability with the Brazilian importer for import taxes and related penalties. The asserted claims by Brazilian federal tax authorities are for calendar years 2003 through 2007 and the related asserted claims by the tax authorities from the state of Sao Paulo are for calendar years 2005 through 2007. The total asserted claims by Brazilian state and federal tax authorities aggregated to approximately $429 million for the alleged evasion of import taxes, approximately $1.0 billion for interest, and approximately $2.0 billion for various penalties, all determined using an exchange rate as of April 28, 2012. We have completed a thorough review of the matter and believe the asserted tax claims against us are without merit, and we are defending the claims vigorously. While we believe there is no legal basis for our alleged liability, due to the complexities and uncertainty surrounding the judicial process in Brazil and the nature of the claims asserting joint liability with the importer, we are unable to determine the likelihood of an unfavorable outcome against us and are unable to reasonably estimate a range of loss, if any. We do not expect a final judicial determination for several years. An unfavorable resolution of lawsuits or governmental investigations could have a material adverse effect on our business, operating results, or financial condition. For additional information regarding certain of the matters in which we are involved, see Item 1, “Legal Proceedings,” contained in Part II of this report.

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

THERE CAN BE NO ASSURANCE THAT OUR OPERATING RESULTS AND FINANCIAL CONDITION WILL NOT BE ADVERSELY AFFECTED BY OUR INCURRENCE OF DEBT

We have senior unsecured notes outstanding in an aggregate principal amount of $16.0 billion that mature at specific dates in 2014, 2016, 2017, 2019, 2020, 2039 and 2040. We have also established a commercial paper program under which we may issue short-term, unsecured commercial paper notes on a private placement basis up to a maximum aggregate amount outstanding at any time of $3 billion. We had no commercial paper notes outstanding under this program as of April 28, 2012. The outstanding senior unsecured notes bear fixed-rate interest payable semiannually, except $1.25 billion of the notes which bears interest at a floating rate payable quarterly. The fair value of the long-term debt is subject to market interest rate volatility. The instruments governing the senior unsecured notes contain certain covenants applicable to us and our subsidiaries that may adversely affect our ability to incur certain liens or engage in certain types of sale and leaseback transactions. In addition, we will be required to have available in the United States sufficient cash to repay all of our notes on maturity. There can be no assurance that our incurrence of this debt or any future debt will be a better means of providing liquidity to us than would our use of our existing cash resources, including cash currently held offshore. Further, we cannot be assured that our maintenance of this indebtedness or incurrence of future indebtedness will not adversely affect our operating results or financial condition. In addition, changes by any rating agency to our credit rating can negatively impact the value and liquidity of both our debt and equity securities, as well as the terms upon which we may borrow under our commercial paper program.

Item  2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) None.

(b) None.

(c) Issuer Purchases of Equity Securities (in millions, except per-share amounts)

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (2)
January 29, 2012 to February 25, 2012	—	$—	—	$8,217
February 26, 2012 to March 24, 2012	3	$19.94	2	$8,176
March 25, 2012 to April 28, 2012	25	$20.30	25	$7,667

Total	28	$20.27	27

(1)	Includes approximately 0.7 million shares repurchased to satisfy tax withholding obligations that arose on the vesting of shares of restricted stock and restricted stock units.
(2)

On September 13, 2001, we announced that our Board of Directors had authorized a stock repurchase program. As of April 28, 2012, our Board of Directors had authorized an aggregate repurchase of up to $82 billion of common stock under this program with no termination date. During the third quarter of fiscal 2012, we repurchased and retired 27 million shares of our common stock under this program at a weighted-average price of $20.28 per share for an aggregate purchase price of $550 million. As of April 28, 2012, we had repurchased and retired 3.6 billion shares of our common stock at a weighted-average price of $20.47 per share for an aggregate purchase price of $74.3 billion since inception of the stock repurchase program, and the remaining authorized amount for stock repurchases under this program was $7.7 billion with no termination date.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not Applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

The following documents are filed as Exhibits to this report:

10.1	Credit Agreement dated as of February 17, 2012, by and among Cisco Systems, Inc. the Lenders party thereto, and Bank of America, N.A., as administration agent, swing line lender and an L/C issuer (incorporated by reference to Exhibit 10.1 of Form 8-K (File No. 000-18225) filed on February 17, 2012)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32.1	Section 1350 Certification of Principal Executive Officer

32.2	Section 1350 Certification of Principal Financial Officer

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Cisco Systems, Inc.

Date: May 23, 2012	By	/s/ Frank A. Calderoni
Frank A. Calderoni Executive Vice President and Chief Financial Officer (Principal Financial Officer and duly authorized signatory)

EXHIBIT INDEX

10.1	Credit Agreement dated as of February 17, 2012, by and among Cisco Systems, Inc. the Lenders party thereto, and Bank of America, N.A., as administration agent, swing line lender and an L/C issuer (incorporated by reference to Exhibit 10.1 of Form 8-K (File No. 000-18225) filed on February 17, 2012)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32.1	Section 1350 Certification of Principal Executive Officer

32.2	Section 1350 Certification of Principal Financial Officer

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document