Form 10-K
period 2012-07-28
CISCO SYSTEMS, INC.
filed 2012-09-12
CIK 858877

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 28, 2012

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	* (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

Aggregate market value of registrant’s common stock held by non-affiliates of the registrant, based upon the closing price of a share of the registrant’s common stock on January 27, 2012 as reported by the NASDAQ Global Select Market on that date: $105,101,493,544

Number of shares of the registrant’s common stock outstanding as of September 5, 2012: 5,290,061,557

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement relating to the registrant’s 2012 Annual Meeting of Shareholders, to be held on November 15, 2012, are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated.

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

General

We design, manufacture, and sell Internet Protocol (“IP”) based networking and other products related to the communications and information technology (“IT”) industry and provide services associated with these products and their use. We provide a broad line of products for transporting data, voice, and video within buildings, across campuses, and around the world. Our products are designed to transform how people connect, communicate, and collaborate. Our products are installed at enterprise businesses, public institutions, telecommunications companies and other service providers, commercial businesses, and personal residences.

We conduct our business globally and manage our business by geography. As we strive for faster decision making with greater accountability and alignment to support our emerging countries and our five foundational priorities, as discussed later, beginning in fiscal 2012, we organized our business into the following three geographic segments: The Americas; Europe, Middle East, and Africa (“EMEA”); and Asia Pacific, Japan, and China (“APJC”). In fiscal 2011, we organized our business into four segments: United States and Canada, European Markets, Emerging Markets, and Asia Pacific Markets. The Emerging Markets segment then consisted of Eastern Europe, Latin America, the Middle East and Africa, and Russia and the Commonwealth of Independent States. As a result of the geographic segment change in fiscal 2012, countries within the former Emerging Markets segment were consolidated into either the EMEA segment or the Americas segment, depending on their respective geographic locations. We have reclassified the geographic segment data for prior years to conform to the current year’s presentation. For revenue and other information regarding these segments, see Note 16 to the Consolidated Financial Statements.

We were incorporated in California in December 1984, and our headquarters are in San Jose, California. The mailing address of our headquarters is 170 West Tasman Drive, San Jose, California 95134-1706, and our telephone number at that location is (408) 526-4000. Our website is www.cisco.com. Through a link on the Investor Relations section of our website, we make available the following filings as soon as reasonably practicable after they are electronically filed with or furnished to the Securities and Exchange Commission (“SEC”): our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act. All such filings are available free of charge. The information posted on our website is not incorporated into this report.

As part of our business focus on the network as the platform for all forms of communications and IT, our products and services are designed to help our customers use technology to address their business imperatives and opportunities—improving productivity and user experience, reducing costs, and gaining a competitive advantage—and to help them connect more effectively with their key stakeholders, including their customers, prospects, business partners, suppliers, and employees. We deliver networking products and solutions designed to simplify and secure customers’ network infrastructures. We also deliver products and solutions that leverage the network to most effectively address market transitions and customer requirements—including in recent periods, virtualization, cloud, collaboration, and video. We believe that integrating multiple network services into and across our products helps our customers reduce their operational complexity, increase their agility and reduce their total cost of network ownership. As a result of the re-categorization of our product offerings in fiscal 2012, our products and technologies are grouped into the following categories: Switching, Next-Generation Network (“NGN”) Routing, Collaboration, Service Provider Video, Wireless, Security, Data Center, and Other Products. In fiscal 2011, our product categories consisted of Routing, Switching, New Products, and Other Products.

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

Strategy and Focus Areas

We began in fiscal 2011, and had largely completed by the end of fiscal 2012, realigning our sales, services and engineering organizations in order to simplify our operating model, drive faster innovation, and focus on our five foundational priorities:

•	Leadership in our core business (routing, switching, and associated services) which includes comprehensive security and mobility solutions

•	Collaboration

•	Data center virtualization and cloud

•	Video

•	Architectures for business transformation

We believe that focusing on these priorities best positions us to continue to expand our share of our customers’ information technology spending.

We continue to undergo product transitions in our core business, including the introduction of next-generation products with higher price performance and architectural advantages compared with both our prior generation of products and the product offerings of our competitors. We believe that many of these product transitions are gaining momentum based on the strong year-over-year product revenue growth across these next-generation product families. We believe that our strategy and our ability to innovate and execute may enable us to improve our relative competitive position in many of our product areas even in uncertain or difficult business conditions and, therefore, may continue to provide us with long-term growth opportunities. However, we believe that these newly introduced products may continue to negatively impact product gross margins, which we are currently striving to address through various initiatives including value engineering, effective supply chain management, and delivering greater customer value through offers that include hardware, software, and services.

We continue to seek to capitalize on market transitions. Market transitions relating to the network are becoming, in our view, more significant as intelligent networks have moved from being a mere cost center issue—that is, where the focus is on reducing network operating costs and increasing network-related productivity—to becoming, additionally and increasingly, a platform for improved revenue generation as well as driving business agility and strategy execution.

Market transitions for which we are primarily focused include those related to the increased role of virtualization/the cloud, video, collaboration, networked mobility technologies and the transition from Internet Protocol Version 4 to Internet Protocol Version 6. For example, a market in which a significant market transition is under way is the enterprise data center market, where a transition to virtualization / the cloud is rapidly evolving. There is a continued growing awareness that intelligent networks are becoming the platform for productivity improvement and global competitiveness. We believe that disruption in the enterprise data center market is accelerating, due to changing technology trends such as the increasing adoption of virtualization, the rise in scalable processing, and the advent of cloud computing and cloud-based IT resource deployments and business models. These key terms are defined as follows:

•

Virtualization: Refers to the process of creating a virtual, or nonphysical, version of a device or resource, such as a server, storage device, network or an operating system, in such a way that human users as well as other devices and resources are able to interact with the virtual resource as if it were an actual physical resource. For example, one type of virtualization is server or data center virtualization, which consists of aggregating the current siloed data center resources into unified, shared resource pools that can be dynamically delivered to applications on demand, thus enabling the ability to move content and applications between devices and the network.

•

The cloud: Refers to an information technology hosting and delivery system in which resources, such as servers or software applications, are no longer tethered to a user’s physical infrastructure but instead are delivered to and consumed by the user “on demand” as an Internet-based service, whether singularly or with multiple other users simultaneously.

This virtualization and cloud-driven market transition in the enterprise data center market is being brought about through the convergence of networking, computing, storage, and software technologies. We are seeking to take advantage of this market transition through, among other things, our Cisco Unified Computing System platform and Cisco Nexus product families, which are designed to integrate the previously siloed technologies in the enterprise data center with a unified architecture. We are also seeking to capitalize on this market transition through the development of other cloud-based product and service offerings through which we intend to enable customers to develop and deploy their own cloud-based IT solutions, including software-as-a-service (“SaaS”) and other-as-a-service (“XaaS”) solutions.

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

We believe that the architectural approach that we have undertaken in the enterprise data center market is adaptable to other markets. An example of a market where we aim to apply this approach is mobility, where growth of IP traffic on handheld devices is driving the need for more robust architectures, equipment and services in order to accommodate not only an increasing number of worldwide mobile device users, but also increased user demand for broadband-quality business network and consumer web applications to be delivered on such devices. A key term in this mobility-centered market transition is “BYOD,” an acronym for “bring your own device,” which, in the context of IT usage in companies, universities, and other organizations, refers to the growing trend of employees, customers, students and others associated with such entities to bring and use their own laptop computers, smartphones, tablets, or other mobile devices for their work or participation, instead of using equipment provided by the organization.

With regard to this market transition, to help such organizations meet the demands of increasing BYOD usage, our product development strategy involves a comprehensive architectural approach that will allow for, among other things, a unified security policy across the whole organization; a simplified operations and network management structure that understands application performance from a user’s perspective, enhances troubleshooting capability and lowers network operating costs; and an uncompromised user experience over the organization’s entire wireless and wired network that embraces use of any kind of device. Our mobility-related products and solutions reflect this architectural-based approach.

Other market transitions for which we are focusing particular attention include those related to the convergence of video, collaboration, and networked mobility technologies, which we believe will drive productivity and growth in network loads and appear to be evolving even more quickly and more significantly than we had previously anticipated. Cisco TelePresence systems are one example of product offerings that have incorporated video, collaboration, and networked mobility technologies, as customers evolve their communications and business models. More generally, we are focused on simplifying and expanding the creation, distribution, and use of end-to-end video solutions for businesses and consumers.

Another market transition on which we are focusing is the move toward more programmable, flexible and virtual networks. This move to network programmability encompasses technologies such as software-defined-networking and is focused on moving from a hardware-centric approach for networking to a virtualized network environment that is designed to enable flexible, application-driven customization of network infrastructures. We believe the successful products and solutions in this market will combine application-specific-integrated-circuits (“ASICs”) with hardware and software elements together to meet customers’ total cost of ownership, quality, security, scalability and experience requirements. In our view, there is no single architecture that supports all customer requirements in this area. Our strategy is targeted to address a broad range of specific customer use cases.

Recently, we announced an additional set of network programmability capabilities with the announcement of the Cisco Open Network Environment, or Cisco ONE, including overlay network technology, application programming interfaces (“APIs”) and network-operation tools called agents and controllers. In our view, this evolution is in its very early stages and presents an opportunity for Cisco. We intend to continue to drive internal innovation, partner for co-development and make strategic investments to lead this evolution.

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

Products and Services

Our current offerings fall into several categories:

Switching

Switching is an integral networking technology used in campuses, branch offices, and data centers. Switches are used within buildings in local-area networks (“LANs”) and across great distances in wide-area networks (“WANs”). Our switching products offer many forms of connectivity to end users, workstations, IP phones, access points, and servers and also function as aggregators on LANs and WANs. Our switching systems employ several widely used technologies, including Ethernet, Power over Ethernet, Fibre Channel over Ethernet (“FCoE”), Packet over Synchronous Optical Network, and Multiprotocol Label Switching. Many of our switches are designed to support an integrated set of advanced services, allowing organizations to be more efficient by using one switch for multiple networking functions rather than multiple switches to accomplish the same functions. Key product platforms within our Switching product category, in which we also include storage products, are as follows:

Fixed-Configuration Switches	Modular Switches	Storage

Cisco Catalyst Series:	Cisco Catalyst Series:	MDS Series:
• Cisco Catalyst 2960 Series	• Cisco Catalyst 4500 Series	• MDS 9000
• Cisco Catalyst 3560 Series	• Cisco Catalyst 6500 Series
• Cisco Catalyst 3750 Series

Cisco Nexus Series:	Cisco Nexus Series:
• Cisco Nexus 2000 Series	• Cisco Nexus 7000 Series
• Cisco Nexus 3000 Series
• Cisco Nexus 5000 Series

Fixed-configuration switches are designed to cover a range of deployments in small and medium-sized businesses. Our fixed-configuration switches are designed to provide a foundation for converged data, voice, and video services. They range from small, standalone switches to stackable models that function as a single, scalable switching unit.

Modular switches are typically utilized by enterprise and service provider customers. These products offer flexibility and scalability for these customers, which due to their large-scale network demands often need to deploy numerous, concurrent intelligent networking services without degrading overall performance.

Fixed-configuration and modular switches also include products such as optics modules which are shared across multiple product platforms.

During fiscal 2012, we introduced what we believe to be the industry’s most advanced and versatile portfolio of modular, fixed-configuration, blade, and virtual LAN switches for campus, branch, and data center deployments. Individually, these switches are designed to offer the performance and features required for nearly any deployment, from traditional small workgroups, wiring closets, and network cores to highly virtualized and converged corporate data centers. Working together, these switches are, in our view, the building blocks of an integrated network that delivers scalable and intelligent services protecting, optimizing, and growing as a customer’s business needs evolve. We also recently introduced a versatile and broad approach to network programmability, called Cisco ONE, aimed at helping customers drive the next wave of business innovation through trends such as cloud, mobility, social networking, and video. Cisco ONE is designed to enable flexible, application-driven customization of network infrastructures to help businesses realize objectives such as increased service velocity, resource optimization, and faster monetization of new services.

NGN Routing

Routing technology is fundamental to the Internet, and this technology interconnects public and private IP networks for mobile, data, voice, and video applications. Our NGN Routing products are designed to enhance the intelligence, security, reliability, scalability, and level of performance in the transmission of information and media-rich applications. We offer a broad range of routers, from core network infrastructure and mobile Internet network for service providers and enterprises to access routers for branch offices and for telecommuters and consumers at home. Key product areas within our NGN Routing category are as follows:

High-End Routers	Midrange and Low-End Routers	Other NGN Routing

Cisco Aggregation Services Routers (“ASR”):	Cisco Integrated Services Routers (“ISR”):	Optical Networking Products Other Routing Products
• Cisco ASR 901/903	• Cisco ISR 800
• Cisco ASR 1000	• Cisco ISR 1900
• Cisco ASR 5000	• Cisco ISR 2900
• Cisco ASR 9000	• Cisco ISR 3900

Cisco Carrier Routing Systems (“CRS”):
• Cisco CRS-1
• Cisco CRS-3

Cisco 7600 Series Routers

During fiscal 2012, we experienced strong adoption of our latest edge and core routing platforms, Cisco ASR 9000 and Cisco CRS-3, respectively. We continue to provide further enhancements to our NGN Routing portfolio with the aim of supporting the next-generation Internet and enabling compelling new experiences for consumers, new revenue opportunities for service providers, and new ways to collaborate in the workplace.

Service Provider Video

Our end-to-end, digital video distribution systems and digital interactive set-top boxes enable service providers and content originators to deliver entertainment, information, and communication services to consumers and businesses around the world. Key product areas within our Service Provider Video category are as follows:

Set-Top Boxes

•	IP set-top boxes (both High-Definition (“HD”) and Standard Definition (“SD”))
•	Digital cable set-top boxes (both HD and SD)

Cable Modem CPE (Data, EMTA, and Gateways)

Cable Modem Termination Systems Products

Videoscape Software Products

Headend Equipment (Encoders, Decoders, and Transcoders)

On July 30, 2012, we acquired NDS Group Limited (“NDS”), a leading provider of video content security and software solutions designed to enable users to intuitively view, search and navigate digital content. NDS has a strong recurring revenue stream and we expect the acquisition of NDS to complement and accelerate the delivery of Cisco Videoscape, Cisco’s comprehensive platform that enables service providers and media companies to deliver next-generation entertainment experiences. With the NDS acquisition, we aim to broaden our opportunities in the service provider market and to expand our reach into emerging markets such as China and India, countries where NDS has an established customer presence.

Collaboration

Our Collaboration portfolio integrates voice, video, data and mobile applications on fixed and mobile networks across a wide range of devices and endpoints including mobile phones, tablets, desktop and laptop computers, and desktop virtualization clients. Key products areas within our Collaboration category are as follows:

Unified Communications:

•	IP phones
•	Call center and messaging products
•	Unified communications infrastructure products
•	Web-based collaborative offerings (“WebEx”)

Cisco TelePresence Systems

During fiscal 2012, we continued the evolution of our Collaboration portfolio. We expanded the WebEx family of products to include WebEx Social, a cloud-based enterprise social platform; WebEx Meetings, a meeting place with file and social networking capabilities; and WebEx TelePresence, a cloud-based offering provided as a service. We introduced new additions to the Cisco TelePresence portfolio including the MX300 system, designed to extend Cisco TelePresence to more offices and meeting spaces; and the TX9000, a new three-screen immersive platform that is designed to deliver the highest quality video experience and industry-leading collaboration capabilities with advanced content sharing and interactive features.

Security

Security is a significant business concern and we believe it is a top investment priority for our customers. Security threats continue to escalate, resulting in the loss of revenue, intellectual property, and reputation. Cisco security solutions deliver identity, network and content security solutions designed to enable customers to reduce the impact of threats and realize the benefits of a mobile, collaborative, and cloud-enabled business. Our products in this category span firewall, intrusion prevention, remote access, virtual private networks (“VPNs”), unified clients, network admission control, web gateways, and email gateways. Our AnyConnect Secure Mobility Client solution enables users to access networks with their mobile device of choice, such as laptops and smartphone-based mobile devices, while allowing organizations to manage the security risks of networks. Our cloud-based web security service is designed to provide real-time threat protection and to prevent malware from reaching corporate networks, including roaming or mobile users. We focus on a proactive, layered approach to counter both existing and emerging security threats. We provide security solutions that are designed to be integrated, timely, comprehensive, and effective, helping to ensure holistic security for organizations worldwide.

During fiscal 2012, we introduced the Cisco ASA 5500-X Series Midrange Security Appliance, Cisco Security Manager 4.3, the IPS 4500 Series, and Prime Security Manager. We are also improving the security of all our product lines by securing the supply chain throughout the entire product lifecycle, from inception to disposal. A strong security focus is forefront across our engineering processes as we implement our products under what we refer to as the Cisco Secure Development Lifecycle process, an IT-based supply chain management process. Specific product security enhancements currently being designed into our platforms include Anchored Secure Boot technology and anti-tamper technology to store keys and provide functions to enhance the overall security of the platform.

Wireless

The Cisco Unified Wireless Network aims to harness the intelligence of the network to solve business problems, uniting high-performance wireless access across campus, branch, remote and outdoor environments. Our offerings include wireless access points (including the Cisco Aironet product family), controllers, antennas, and integrated management. Our offerings provide users with simplified management and mobile device troubleshooting features which are designed to reduce operational cost and maximize flexibility and reliability. We are also investing in custom chipsets to deliver innovative functions such as CleanAir proactive spectrum intelligence, ClientLink acceleration for mobile devices and VideoStream multicast optimization technology.

Data Center

Our Data Center product category has been our fastest growing major product category for the past two fiscal years. Cisco Unified Computing System (“UCS”) and Server Access Virtualization form the core of the Data Center product category. Key product areas within our Data Center product category are as follows:

UCS

•	Cisco UCS B-Series Blade Servers
•	Cisco UCS C-Series Rack Servers
•	Cisco UCS Fabric Interconnects

Server Access Virtualization

The UCS platform unites computing, network, storage access, and virtualization into a centrally managed and automated system. During fiscal 2012 we made significant expansions to the computing and high-performance virtual switching capability of UCS with the introduction of seven new server models and a new generation of fabric interconnects and virtualized interface cards. These innovations are designed to further our strategy of enabling customers to consolidate both physical and virtualized workloads with unique application requirements onto a single unified, scalable, centrally managed and automated system. Our strategy has resulted in a portfolio of standalone and converged infrastructure solutions designed to preserve customer choice, accelerate business initiatives, reduce risk, lower the cost of IT, and represent a comprehensive solution when collectively deployed.

Other Products

Our Other Products category primarily consists of Linksys home networking products, certain emerging technologies, and other networking products.

Service

In addition to our product offerings, we provide a broad range of service offerings, including technical support services and advanced services.

Technical support services help ensure that our products operate efficiently, remain available, and benefit from the most up-to-date system software that we have developed. These services help customers protect their network investments and minimize downtime for systems running mission-critical applications. A key example of this is our Cisco Smart Services offering, which leverages the intelligence from Cisco’s over fifty million devices and customer connections to protect and optimize network investment for our customers and partners.

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

Customers and Markets

Many factors influence the IT, collaboration, and networking requirements of our customers. These include the size of the organization, number and types of technology systems, geographic location, and the business applications deployed throughout the customer’s network. Our customer base is not limited to any specific industry, geography, or market segment. In each of the past three fiscal years, no single customer has accounted for 10% or more of our net sales. Our customers primarily operate in the following markets: enterprise, service provider, commercial, and public sector.

Enterprise

Enterprise businesses are large regional, national, or global organizations with multiple locations or branch offices and typically employ 1,000 or more employees. Many enterprise businesses have unique IT, collaboration, and networking needs within a multivendor environment. We strive to take advantage of the network-as-a-platform strategy to integrate business processes with technology architectures to assist customer growth. We offer service and support packages, financing, and managed network services primarily through our service provider partners. We sell these products through a network of third-party application and technology vendors and channel partners, as well as selling directly to these customers.

Service Providers

Service providers offer data, voice, video, and mobile/wireless services to businesses, governments, utilities, and consumers worldwide. They include regional, national, and international wireline carriers, as well as Internet, cable, and wireless providers. We also group media, broadcast, and content-providers within our service provider market, as the lines in the telecommunications industry continue to blur between traditional network-based services and content-based and application-based services. Service providers use a variety of our routing and switching, optical, security, video, mobility, and network management products, systems, and services for their own networks. In addition, many service providers use Cisco data center, virtualization, and collaboration technologies to offer managed or Internet-based services to their business customers. Compared with other customers, service providers are more likely to require network design, deployment, and support services because of the scale and complexity of their networks, which requirements are addressed, we believe, by our architectural approach.

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

Public Sector

Public sector entities include federal governments, state and local governments, as well as educational institution customers. Many public sector entities have unique IT, collaboration, and networking needs within a multivendor environment. We sell to public sector entities through a network of third-party application and technology vendors and channel partners, as well as selling directly to these customers.

Sales Overview

As of the end of fiscal 2012, our worldwide sales and marketing departments consisted of 24,507 employees, including managers, sales representatives, and technical support personnel. We have field sales offices in 93 countries, and we sell our products and services both directly and through a variety of channels with support from our salesforce. A substantial portion of our products and services is sold through our channel partners, and the remainder is sold through direct sales. Our channel partners include systems integrators, service providers, other resellers, distributors, and retail partners.

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

For information regarding risks relating to our international operations, see “Item 1A. Risk Factors,” including the risk factors entitled “Our operating results may be adversely affected by unfavorable economic and market conditions and the uncertain geopolitical environment”; “Entrance into new or developing markets exposes us to additional competition and will likely increase demands on our service and support operations”; “Due to the global nature of our operations, political or economic changes or other factors in a specific country or region could harm our operating results and financial condition”; “We are exposed to fluctuations in currency exchange rates that could negatively impact our financial results and cash flows”; and “Man-made problems such as computer viruses or terrorism may disrupt our operations and harm our operating results,” among others.

Our service offerings complement our products through a range of consulting, technical, project, quality, and maintenance services, including 24-hour online and telephone support through technical assistance centers.

Financing Arrangements

We provide financing arrangements for certain qualified customers to build, maintain, and upgrade their networks. We believe customer financing is a competitive factor in obtaining business, particularly in serving customers involved in significant infrastructure projects. Our financing arrangements include the following:

Leases:

•	Sales-type
•	Direct financing
•	Operating

Loans

Financed service contracts

For additional information regarding these financing arrangements, see Note 7 to the Consolidated Financial Statements.

Product Backlog

Our product backlog at July 28, 2012, the last day of our 2012 fiscal year, was approximately $5.0 billion, compared with product backlog of approximately $4.5 billion at July 30, 2011, the last day of our 2011 fiscal year. The product backlog includes orders confirmed for products scheduled to be shipped within 90 days to customers with approved credit status. Because of the generally short cycle between order and shipment and occasional customer changes in delivery schedules or cancellation of orders (which are made without significant penalty), we do not believe that our product backlog, as of any particular date, is necessarily indicative of actual net product sales for any future period.

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

Strategic Alliances

We pursue strategic alliances with other companies in areas where collaboration can produce industry advancement and acceleration of new markets. The objectives and goals of a strategic alliance can include one or more of the following: technology exchange, product development, joint sales and marketing, or new-market creation. Currently, we have strategic alliances with the following companies or subsidiaries thereof:

Accenture Ltd; AT&T Inc.; Cap Gemini S.A.; Citrix Systems, Inc.; EMC Corporation; Fujitsu Limited; Intel Corporation; International Business Machines Corporation; Italtel SpA; Johnson Controls Inc.; Microsoft Corporation; NetApp, Inc.; Nokia Corporation; Nokia Siemens Networks; Oracle Corporation; SAP AG; Sprint Nextel Corporation; Tata Consultancy Services Ltd.; VCE Company, LLC; VMware, Inc.; Wipro Limited; Xerox Corporation; and others.

Companies with which we have strategic alliances in some areas may be competitors in other areas, and in our view this trend may increase. The risks associated with our strategic alliances are more fully discussed in “Item 1A. Risk Factors,” including the risk factor entitled “If we do not successfully manage our strategic alliances, we may not realize the expected benefits from such alliances, and we may experience increased competition or delays in product development.”

Competition

We compete in the networking and communications equipment markets, providing products and services for transporting data, voice, and video traffic across intranets, extranets, and the Internet. These markets are characterized by rapid change, converging technologies, and a migration to networking and communications solutions that offer relative advantages. These market factors represent both an opportunity and a competitive threat to us. We compete with numerous vendors in each product category. The overall number of our competitors providing niche product solutions may increase. Also, the identity and composition of competitors may change as we increase our activity in our new product markets. As we continue to expand globally, we may see new competition in different geographic regions. In particular, we have experienced price-focused competition from competitors in Asia, especially from China, and we anticipate this will continue.

Our competitors include Alcatel-Lucent; Arista Networks, Inc.; ARRIS Group, Inc.; Aruba Networks, Inc.; Avaya Inc.; Brocade Communications Systems, Inc.; Check Point Software Technologies Ltd.; Citrix Systems, Inc.; Dell Inc.; D-Link Corporation; LM Ericsson Telephone Company; Extreme Networks, Inc.; F5 Networks, Inc.; Fortinet, Inc.; Hewlett-Packard Company; Huawei Technologies Co., Ltd.; International Business Machines Corporation; Juniper Networks, Inc.; LogMeIn, Inc.; Meru Networks, Inc.; Microsoft Corporation; Motorola Mobility Holdings, Inc. (acquired by Google, Inc. in May 2012); Motorola Solutions, Inc.; NETGEAR, Inc.; Palo Alto Networks, Inc.; Polycom, Inc.; Riverbed Technology, Inc.; and Symantec Corporation; among others.

Some of these companies compete across many of our product lines, while others are primarily focused in a specific product area. Barriers to entry are relatively low, and new ventures to create products that do or could compete with our products are regularly formed. In addition, some of our competitors may have greater resources, including technical and engineering resources, than we do. As we expand into new markets, we will face competition not only from our existing competitors but also from other competitors, including existing companies with strong technological, marketing, and sales positions in those markets. We also sometimes face competition from resellers and distributors of our products. Companies with which we have strategic alliances in some areas may be competitors in other areas, and in our view this trend may increase. For example, the enterprise data center is undergoing a fundamental transformation arising from the convergence of technologies, including computing, networking, storage, and software, that previously were siloed. Due to several factors, including the availability of highly scalable and general purpose microprocessors, application-specific integrated circuits offering advanced services, standards-based protocols, cloud computing and virtualization, the convergence of technologies within the enterprise data center is spanning multiple, previously independent, technology segments. Also, some of our current and potential competitors for enterprise data center business have made acquisitions, or announced new strategic alliances, designed to position them to provide end-to-end technology solutions for the enterprise data center. As a result of all of these developments, we face greater competition in the development and sale of enterprise data center technologies, including competition from entities that are among our long-term strategic alliance partners. Companies that are strategic alliance partners in some areas of our business may acquire or form alliances with our competitors, thereby reducing their business with us.

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

We also face competition from customers to which we license or supply technology and suppliers from which we transfer technology. The inherent nature of networking requires interoperability. Therefore, we must cooperate and at the same time compete with many companies. Any inability to effectively manage these complicated relationships with customers, suppliers, and strategic alliance partners could have a material adverse effect on our business, operating results, and financial condition, and accordingly affect our chances of success.

Research and Development

We regularly seek to introduce new products and features to address the requirements of our markets. We allocate our research and development budget among our product categories, which consist of switching, NGN routing, collaboration, service provider video, wireless, security, data center, and other product technologies, for this purpose. Our research and development expenditures were $5.5 billion, $5.8 billion, and $5.3 billion in fiscal 2012, 2011, and 2010, respectively. These expenditures are applied generally to all product areas, with specific areas of focus being identified from time to time. Recent areas of focus are tied to our foundational priorities and include, but are not limited to, our core routing and switching products and the Cisco Unified Computing System and other products related to the data center. Our expenditures for research and development costs were expensed as incurred.

The industry in which we compete is subject to rapid technological developments, evolving standards, changes in customer requirements, and new product introductions and enhancements. As a result, our success depends in part upon our ability, on a cost-effective and timely basis, to continue to enhance our existing products and to develop and introduce new products that improve performance and reduce total cost of ownership. To achieve these objectives, our management and engineering personnel work with customers to identify and respond to customer needs, as well as with other innovators of internetworking products, including universities, laboratories, and corporations. We also expect to continue to make acquisitions and investments, where appropriate, to provide us with access to new technologies. We intend to continue developing products that meet key industry standards and to support important protocol standards as they emerge, such as IP Version 6. Nonetheless, there can be no assurance that we will be able to successfully develop products to address new customer requirements and technological changes or that those products will achieve market acceptance.

Manufacturing

We rely on contract manufacturers for all of our manufacturing needs. During fiscal 2012, we completed the sale of our manufacturing operations relating to set-top boxes to a contract manufacturer located in Juarez, Mexico, in furtherance of our strategic objective to simplify our operating model. We presently use a variety of independent third-party companies to provide services related to printed-circuit board assembly, in-circuit test, product repair, and product assembly. Proprietary software on electronically programmable memory chips is used to configure products that meet customer requirements and to maintain quality control and security. The manufacturing process enables us to configure the hardware and software in unique combinations to meet a wide variety of individual customer requirements. The manufacturing process uses automated testing equipment and burn-in procedures, as well as comprehensive inspection, testing, and statistical process controls, which are designed to help ensure the quality and reliability of our products. The manufacturing processes and procedures are generally certified to International Organization for Standardization (ISO) 9001 or ISO 9003 standards.

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

Employees

Employees are summarized as follows:

July 28, 2012
Employees by geography:
United States	36,052
Rest of world	30,587

Total	66,639

Employees by line item on the Consolidated Statements of Operations:
Cost of sales (1)	14,125
Research and development	21,568
Sales and marketing	24,507
General and administrative	6,439

Total	66,639

(1)	Cost of sales includes manufacturing support, services, and training.

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

Executive Officers of the Registrant

The following table shows the name, age and position as of August 31, 2012 of each of our executive officers:

Name	Age	Position with the Company
Frank A. Calderoni	55	Executive Vice President and Chief Financial Officer
John T. Chambers	63	Chairman, Chief Executive Officer, and Director
Mark Chandler	56	Senior Vice President, Legal Services, General Counsel and Secretary, and Chief Compliance Officer
Blair Christie	40	Senior Vice President, Chief Marketing Officer
Wim Elfrink	60	Executive Vice President, Emerging Solutions and Chief Globalisation Officer
Robert W. Lloyd	56	Executive Vice President, Worldwide Operations
Gary B. Moore	63	Executive Vice President, Chief Operating Officer
Pankaj Patel	58	Executive Vice President and Chief Development Officer, Global Engineering
Randy Pond	58	Executive Vice President, Operations, Processes and Systems

Mr. Calderoni joined Cisco in May 2004 as Vice President, Worldwide Sales Finance. In June 2007, he was promoted to Senior Vice President, Customer Solutions Finance. He was appointed to his current position effective in February 2008. From March 2002 until he joined Cisco, Mr. Calderoni served as Senior Vice President and Chief Financial Officer of QLogic Corporation, a supplier of storage networking solutions. Prior to that, he was Senior Vice President, Finance and Administration and Chief Financial Officer of SanDisk Corporation from February 2000 to February 2002. Prior to that, he was employed by IBM Corporation where he held a number of executive positions. Mr. Calderoni also serves on the Board of Directors of Adobe Systems Incorporated.

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

Mr. Chandler joined Cisco in July 1996, upon Cisco’s acquisition of StrataCom, Inc., where he served as General Counsel. He served as Cisco’s Managing Attorney for Europe, the Middle East, and Africa from December 1996 until June 1999; as Director, Worldwide Legal Operations from June 1999 until February 2001; and was promoted to Vice President, Worldwide Legal Services in February 2001. In October 2001, he was promoted to Vice President, Legal Services and General Counsel and in May 2003, he was also appointed Secretary. In February 2006, he was promoted to Senior Vice President, and in May 2012 was appointed Chief Compliance Officer. Before joining StrataCom, he had served as Vice President, Corporate Development and General Counsel of Maxtor Corporation.

Ms. Christie joined Cisco in August 1999 as part of Cisco’s Investor Relations team. From April 2000 through December 2003, Ms. Christie held a number of managerial positions within Cisco’s Investor Relations function. In January 2004, Ms. Christie was promoted to Vice President, Investor Relations. In June 2006, Ms. Christie was appointed to Vice President, Global Corporate Communications. In January 2008, Ms. Christie was promoted to Senior Vice President, Global Corporate Communications. In January 2011, Ms. Christie was appointed to her current position.

Mr. Elfrink joined Cisco in 1997 as Vice President of Cisco Services in Europe. In November 2000 he was promoted to Senior Vice President, Cisco Services and took over global responsibility for the function, relocating to San Jose, California. Mr. Elfrink was appointed Chief Globalisation Officer in December 2006 and moved to Bangalore India to establish Cisco’s Globalisation Centre East. In August 2007 he was named Executive Vice President. In February 2011, Mr. Elfrink was appointed to his current position, in which he heads three of Cisco’s global initiatives: Cisco’s Emerging Solutions and Emerging Countries initiatives, and Cisco’s globalisation strategy.

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

Mr. Patel joined Cisco in July 1996 upon Cisco’s acquisition of StrataCom, Inc., serving from July 1996 through September 1999 as a Senior Director of Engineering. From November 1999 through January 2003, he served as Senior Vice President of Engineering at Redback Networks Inc., a networking equipment provider later acquired by Ericsson. In January 2003, Mr. Patel rejoined Cisco as Vice President and General Manager, Cable Business Unit, and was promoted to Senior Vice President in July 2005. In January 2006, Mr. Patel was named Senior Vice President and General Manager, Service Provider and, additionally, in May 2011 became co-leader of Engineering. In June 2012, Mr. Patel assumed the leadership of Engineering. In August 2012, Mr. Patel was promoted to his current position.

Mr. Pond joined Cisco in September 1993 upon Cisco’s acquisition of Crescendo Communications, Inc. In 1994, Mr. Pond assumed leadership of Cisco’s Supply/Demand group. In 1994, he was appointed Director of Manufacturing Operations. He was promoted to Vice President of Manufacturing in 1995. In January 2000, Mr. Pond was promoted to Senior Vice President of West Coast and Asia operations. He was promoted to Senior Vice President, Worldwide Manufacturing Operations and Logistics in June 2001. In August 2003, he was promoted to Senior Vice President, Operations, Processes and Systems, and he was named Executive Vice President in August 2007. Before joining Cisco, Mr. Pond held the position of Vice President Finance, Chief Financial Officer, and Vice President of Operations at Crescendo Communications.

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

Instability in the global credit markets, including the continuing European economic and financial turmoil related to sovereign debt issues in certain countries, the instability in the geopolitical environment in many parts of the world and other disruptions, such as changes in energy costs, may continue to put pressure on global economic conditions. The world has recently experienced a global macroeconomic downturn, and if global economic and market conditions, or economic conditions in key markets, remain uncertain or deteriorate further, we may experience material impacts on our business, operating results, and financial condition.

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

OUR REVENUE FOR A PARTICULAR PERIOD IS DIFFICULT TO PREDICT, AND A SHORTFALL IN REVENUE MAY HARM OUR OPERATING RESULTS

As a result of a variety of factors discussed in this report, our revenue for a particular quarter is difficult to predict, especially in light of the recent global economic downturn and related market uncertainty. Our net sales may grow at a slower rate than in past periods or may decline, which occurred in fiscal 2009. Our ability to meet financial expectations could also be adversely affected if the nonlinear sales pattern seen in some of our past quarters recurs in future periods. We have experienced periods of time during which shipments have exceeded net bookings or manufacturing issues have delayed shipments, leading to nonlinearity in shipping patterns. In addition to making it difficult to predict revenue for a particular period, nonlinearity in shipping can increase costs, because irregular shipment patterns result in periods of underutilized capacity and periods in which overtime expenses may be incurred, as well as in potential additional inventory management-related costs. In addition, to the extent that manufacturing issues and any related component shortages result in delayed shipments in the future, and particularly in periods in which our contract manufacturers are operating at higher levels of capacity, it is possible that revenue for a quarter could be adversely affected if such matters occur and are not remediated within the same quarter.

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

WE EXPECT GROSS MARGIN TO VARY OVER TIME, AND OUR LEVEL OF PRODUCT GROSS MARGIN MAY NOT BE SUSTAINABLE

Our level of product gross margins declined in fiscal 2011 and to a lesser extent in fiscal 2012 and may continue to decline and be adversely affected by numerous factors, including:

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

Some of our competitors compete across many of our product lines, while others are primarily focused in a specific product area. Barriers to entry are relatively low, and new ventures to create products that do or could compete with our products are regularly formed. In addition, some of our competitors may have greater resources, including technical and engineering resources, than we do. As we expand into new markets, we will face competition not only from our existing competitors but also from other competitors, including existing companies with strong technological, marketing, and sales positions in those markets. We also sometimes face competition from resellers and distributors of our products. Companies with whom we have strategic alliances in some areas may be competitors in other areas, and in our view this trend may increase.

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

A reduction or interruption in supply; a significant increase in the price of one or more components; a failure to adequately authorize procurement of inventory by our contract manufacturers; a failure to appropriately cancel, reschedule, or adjust our requirements based on our business needs; or a decrease in demand for our products could materially adversely affect our business, operating results, and financial condition and could materially damage customer relationships. Furthermore, as a result of binding price or purchase commitments with suppliers, we may be obligated to purchase components at prices that are higher than those available in the current market. In the event that we become committed to purchase components at prices in excess of the current market price when the components are actually used, our gross margins could decrease. We experienced longer than normal lead times on several of our products in fiscal 2010. The earthquake and tsunami in Japan during the third quarter of fiscal 2011 and the flooding in Thailand in the first quarter of fiscal 2012 resulted in industry-wide component supply constraints. Although we have generally secured additional supply or taken other mitigation actions when significant disruptions have occurred, if similar situations occur in the future, they could have a material adverse effect on our business, results of operations, and financial condition. See the risk factor above entitled “Our revenue for a particular period is difficult to predict, and a shortfall in revenue may harm our operating results.”

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

Manufacturing capacity and component supply constraints could continue to be significant issues for us. We purchase components from a variety of suppliers and use several contract manufacturers to provide manufacturing services for our products. During the normal course of business, in order to improve manufacturing lead-time performance and to help ensure adequate component supply, we enter into agreements with contract manufacturers and suppliers that either allow them to procure inventory based upon criteria as defined by us or that establish the parameters defining our requirements. In certain instances, these agreements allow us the option to cancel, reschedule, and adjust our requirements based on our business needs prior to firm orders being placed. When facing component supply-related challenges, we have increased our efforts in procuring components in order to meet customer expectations which in turn contribute to an increase in purchase commitments. For example, the earthquake in Japan during the third quarter of fiscal 2011 resulted in industry wide component supply constraints, and an increase in our purchase commitments which was attributable to us securing supply components as we made commitments to secure our near term supply needs. Increases in our purchase commitments to shorten lead times could also lead to excess and obsolete inventory charges if the demand for our products is less than our expectations. If we fail to anticipate customer demand properly, an oversupply of parts could result in excess or obsolete components that could adversely affect our gross margins.

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

The markets for our products are characterized by rapidly changing technology, evolving industry standards, new product introductions, and evolving methods of building and operating networks. Our operating results depend on our ability to develop and introduce new products into existing and emerging markets and to reduce the production costs of existing products. We believe the industry is evolving to enable personal and business process collaboration enabled by networked technologies. As such, many of our strategic initiatives and investments are aimed at meeting the requirements that a network capable of multiple-party, collaborative interaction would demand, and the investments we have made and our architectural approach are designed to enable the increased use of the network as the platform for all forms of communications and IT. For example, in fiscal 2009 we launched our Cisco Unified Computing System, our next-generation enterprise data center platform architected to unite computing, network, storage access, and virtualization resources in a single system, which is designed to address the fundamental transformation occurring in the enterprise data center. Cisco Unified Computing System is one of several priorities on which we are focusing resources. Another example of a market transition we are focusing on is the move towards more programmable, flexible and virtual networks. In our view, this evolution is in its very early stages, and we believe the successful products and solutions in this market will combine ASICs, hardware, and software elements together.

The process of developing new technology, including technology related to more programmable, flexible and virtual networks, is complex and uncertain, and if we fail to accurately predict customers’ changing needs and emerging technological trends our business could be harmed. We must commit significant resources, including the investments we have been making in our priorities to developing new products before knowing whether our investments will result in products the market will accept. In particular, if our model of the evolution of networking to collaborative systems does not emerge as we believe it will, or if the industry does not evolve as we believe it will, or if our strategy for addressing this evolution is not successful, many of our strategic initiatives and investments may be of no or limited value. For example, if we do not introduce products related to network programmability, such as software-defined-networking products, in a timely fashion, or if product offerings in this market that ultimately succeed are based on technology, or an approach to technology, that differs from ours, our business could be harmed. Furthermore, we may not execute successfully on our vision because of challenges with regard to product planning and timing, technical hurdles that we fail to overcome in a timely fashion, or a lack of appropriate resources. This could result in competitors, some of which may also be our strategic alliance partners, providing those solutions before we do and loss of market share, net sales, and earnings. The success of new products depends on several factors, including proper new product definition, component costs, timely completion and introduction of these products, differentiation of new products from those of our competitors, and market acceptance of these products. There can be no assurance that we will successfully identify new product opportunities, develop and bring new products to market in a timely manner, or achieve market acceptance of our products or that products and technologies developed by others will not render our products or technologies obsolete or noncompetitive. The products and technologies in our newer product categories such as Data Center and Collaboration as well as those in our Other Products category that we identify as “emerging technologies” may not prove to have the market success we anticipate, and we may not successfully identify and invest in other emerging or new products.

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

In fiscal 2012 we largely completed a process commenced in fiscal 2011 to lower our operating costs and to simplify our operating model and concentrate our focus on selected foundational priorities. We have incurred significant restructuring charges as a result of these activities. The changes to our business model may be disruptive, and the revised model that we adopt may not be more efficient or effective than the aspects of our business model that are being revised. At the same time, we believe the effect of these changes has provided a one-time productivity benefit that is not likely to be achieved on a regular basis. Our restructuring activities, including any related charges and the impact of the related headcount reductions, could have a material adverse effect on our business, operating results, and financial condition.

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

WE HAVE MADE AND EXPECT TO CONTINUE TO MAKE ACQUISITIONS THAT COULD DISRUPT OUR OPERATIONS AND HARM OUR OPERATING RESULTS

Our growth depends upon market growth, our ability to enhance our existing products, and our ability to introduce new products on a timely basis. We intend to continue to address the need to develop new products and enhance existing products through acquisitions of other companies, product lines, technologies, and personnel. Acquisitions involve numerous risks, including the following:

•

Difficulties in integrating the operations, systems, technologies, products, and personnel of the acquired companies, particularly companies with large and widespread operations and/or complex products, such as Scientific-Atlanta, WebEx, Starent, Tandberg and NDS Group Limited

•	Diversion of management’s attention from normal daily operations of the business and the challenges of managing larger and more widespread operations resulting from acquisitions

•	Potential difficulties in completing projects associated with in-process research and development intangibles

•	Difficulties in entering markets in which we have no or limited direct prior experience and where competitors in such markets have stronger market positions

•	Initial dependence on unfamiliar supply chains or relatively small supply partners

•	Insufficient revenue to offset increased expenses associated with acquisitions

•	The potential loss of key employees, customers, distributors, vendors and other business partners of the companies we acquire following and continuing after announcement of acquisition plans

Acquisitions may also cause us to:

•	Issue common stock that would dilute our current shareholders’ percentage ownership

•	Use a substantial portion of our cash resources, or incur debt, as we did in fiscal 2006 when we issued and sold $6.5 billion in senior unsecured notes to fund our acquisition of Scientific-Atlanta

•	Significantly increase our interest expense, leverage and debt service requirements if we incur additional debt to pay for an acquisition

•	Assume liabilities

•	Record goodwill and nonamortizable intangible assets that are subject to impairment testing on a regular basis and potential periodic impairment charges

•	Incur amortization expenses related to certain intangible assets

•	Incur tax expenses related to the effect of acquisitions on our intercompany research and development (“R&D”) cost sharing arrangement and legal structure

•	Incur large and immediate write-offs and restructuring and other related expenses

•	Become subject to intellectual property or other litigation

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

ENTRANCE INTO NEW OR DEVELOPING MARKETS EXPOSES US TO ADDITIONAL COMPETITION AND WILL LIKELY INCREASE DEMANDS ON OUR SERVICE AND SUPPORT OPERATIONS

As we focus on new market opportunities-for example, storage; wireless; security; transporting data, voice, and video traffic across the same network; and other areas within our newer products categories such as data center and collaboration, emerging technologies, and our priorities-we will increasingly compete with large telecommunications equipment suppliers as well as startup companies. Several of our competitors may have greater resources, including technical and engineering resources, than we do. Additionally, as customers in these markets complete infrastructure deployments, they may require greater levels of service, support, and financing than we have provided in the past, especially in emerging countries. Demand for these types of service, support, or financing contracts may increase in the future. There can be no assurance that we can provide products, service, support, and financing to effectively compete for these market opportunities.

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

PRODUCT QUALITY PROBLEMS COULD LEAD TO REDUCED REVENUE, GROSS MARGINS, AND NET INCOME

We produce highly complex products that incorporate leading-edge technology, including both hardware and software. Software typically contains bugs that can unexpectedly interfere with expected operations. There can be no assurance that our preshipment testing programs will be adequate to detect all defects, either ones in individual products or ones that could affect numerous shipments, which might interfere with customer satisfaction, reduce sales opportunities, or affect gross margins. From time to time, we have had to replace certain components and provide remediation in response to the discovery of defects or bugs in products that we had shipped. There can be no assurance that such remediation, depending on the product involved, would not have a material impact. An inability to cure a product defect could result in the failure of a product line, temporary or permanent withdrawal from a product or market, damage to our reputation, inventory costs, or product reengineering expenses, any of which could have a material impact on our revenue, margins, and net income.

DUE TO THE GLOBAL NATURE OF OUR OPERATIONS, POLITICAL OR ECONOMIC CHANGES OR OTHER FACTORS IN A SPECIFIC COUNTRY OR REGION COULD HARM OUR OPERATING RESULTS AND FINANCIAL CONDITION

We conduct significant sales and customer support operations in countries outside of the United States and also depend on non-U.S. operations of our contract manufacturers, component suppliers and distribution partners. Although sales in several of our emerging countries decreased during the recent global economic downturn, several of our emerging countries generally have been relatively fast growing, and we have announced plans to expand our commitments and expectations in certain of those countries. As such, our growth depends in part on our increasing sales into emerging countries. Our future results could be materially adversely affected by a variety of political, economic or other factors relating to our operations outside the United States, including impacts from the global macroeconomic environment and continuing challenges in Europe, any or all of which could have a material adverse effect on our operating results and financial condition, including, among others, the following:

•

The worldwide impact of the recent global economic downturn and related market uncertainty, including the ongoing European economic and financial turmoil related to sovereign debt issues in certain countries

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

ADVERSE RESOLUTION OF LITIGATION OR GOVERNMENTAL INVESTIGATIONS MAY HARM OUR OPERATING RESULTS OR FINANCIAL CONDITION

We are a party to lawsuits in the normal course of our business. Litigation can be expensive, lengthy, and disruptive to normal business operations. Moreover, the results of complex legal proceedings are difficult to predict. For example, Brazilian authorities have investigated our Brazilian subsidiary and certain of our current and former employees, as well as a Brazilian importer of our products, and its affiliates and employees, relating to alleged evasion of import taxes and alleged improper transactions involving the subsidiary and the importer. Brazilian tax authorities have assessed claims against our Brazilian subsidiary based on a theory of joint liability with the Brazilian importer for import taxes, interest, and penalties. In the first quarter of fiscal 2013, the Brazilian federal tax authorities asserted an additional claim against our Brazilian subsidiary based on a theory of joint liability with respect to an alleged underpayment of income taxes, social taxes, interest, and penalties by a Brazilian distributor. The asserted claims by Brazilian federal tax authorities are for calendar years 2003 through

2008 and the related asserted claims by the tax authorities from the state of Sao Paulo are for calendar years 2005 through 2007. The total asserted claims by Brazilian state and federal tax authorities aggregate to approximately $427 million for the alleged evasion of import and other taxes, approximately $1.0 billion for interest, and approximately $1.9 billion for various penalties, all determined using an exchange rate as of July 28, 2012. We have completed a thorough review of the matters and believe the asserted tax claims against us are without merit, and we are defending the claims vigorously. While we believe there is no legal basis for our alleged liability, due to the complexities and uncertainty surrounding the judicial process in Brazil and the nature of the claims asserting joint liability with the importer, we are unable to determine the likelihood of an unfavorable outcome against us and are unable to reasonably estimate a range of loss, if any. We do not expect a final judicial determination for several years. An unfavorable resolution of lawsuits or governmental investigations could have a material adverse effect on our business, operating results, or financial condition. For additional information regarding certain of the matters in which we are involved, see Item 3, “Legal Proceedings,” contained in Part I of this report.

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

THERE CAN BE NO ASSURANCE THAT OUR OPERATING RESULTS AND FINANCIAL CONDITION WILL NOT BE ADVERSELY AFFECTED BY OUR INCURRENCE OF DEBT

We have senior unsecured notes outstanding in an aggregate principal amount of $16.0 billion that mature at specific dates in 2014, 2016, 2017, 2019, 2020, 2039 and 2040. We have also established a commercial paper program under which we may issue short-term, unsecured commercial paper notes on a private placement basis up to a maximum aggregate amount outstanding at any time of $3 billion. We had no commercial paper notes outstanding under this program as of July 28, 2012. The outstanding senior unsecured notes bear fixed-rate interest payable semiannually, except $1.25 billion of the notes which bears interest at a floating rate payable quarterly. The fair value of the long-term debt is subject to market interest rate volatility. The instruments governing the senior unsecured notes contain certain covenants applicable to us and our subsidiaries that may adversely affect our ability to incur certain liens or engage in certain types of sale and leaseback transactions. In addition, we will be required to have available in the United States sufficient cash to repay all of our notes on maturity. There can be no assurance that our incurrence of this debt or any future debt will be a better means of providing liquidity to us than would our use of our existing cash resources, including cash currently held offshore. Further, we cannot be assured that our maintenance of this indebtedness or incurrence of future indebtedness will not adversely affect our operating results or financial condition. In addition, changes by any rating agency to our credit rating can negatively impact the value and liquidity of both our debt and equity securities, as well as the terms upon which we may borrow under our commercial paper program.

Item 1B.	Unresolved Staff Comments

Not applicable.

Item 2.	Properties

Our corporate headquarters are located at an owned site in San Jose, California, in the United States of America.

The locations of our headquarters by geographic segment are as follows:

Americas	EMEA	APJC
San Jose, California, USA	Amsterdam, Netherlands	Singapore

In addition to our headquarters site, we own additional sites in the United States, which include facilities in the surrounding areas of San Jose, California; Boston, Massachusetts; Richardson, Texas; Lawrenceville, Georgia; and Research Triangle Park, North Carolina. We also own land for expansion in some of these locations. In addition, we lease office space in many U.S. locations.

Outside the United States our operations are conducted primarily in leased sites, such as our Globalisation Centre East campus in Bangalore, India. Other significant sites (in addition to the headquarters locations) are located in Australia, Belgium, China, Germany, India, Israel, Italy, Japan, Norway, and the United Kingdom.

We believe that our existing facilities, including both owned and leased, are in good condition and suitable for the conduct of our business. For additional information regarding obligations under operating leases, see Note 12 to the Consolidated Financial Statements.

Item 3.	Legal Proceedings

Brazilian authorities have investigated our Brazilian subsidiary and certain of our current and former employees, as well as a Brazilian importer of our products, and its affiliates and employees, relating to alleged evasion of import taxes and alleged improper transactions involving the subsidiary and the importer. Brazilian tax authorities have assessed claims against our Brazilian subsidiary based on a theory of joint liability with the Brazilian importer for import taxes, interest, and penalties. In addition to claims asserted by the Brazilian federal tax authorities, tax authorities from the Brazilian state of Sao Paulo have asserted similar claims on the same legal basis. In the first quarter of fiscal 2013, the Brazilian federal tax authorities asserted an additional claim against our Brazilian subsidiary based on a theory of joint liability with respect to an alleged underpayment of income taxes, social taxes, interest, and penalties by a Brazilian distributor.

The asserted claims by Brazilian federal tax authorities are for calendar years 2003 through 2008 and the asserted claims by the tax authorities from the state of Sao Paulo are for calendar years 2005 through 2007. The total asserted claims by Brazilian state and federal tax authorities aggregate to approximately $427 million for the alleged evasion of import and other taxes, approximately $1.0 billion for interest, and approximately $1.9 billion for various penalties, all determined using an exchange rate as of July 28, 2012. We have completed a thorough review of the matters and believe the asserted tax claims against us are without merit, and we are defending the claims vigorously. While we believe there is no legal basis for our alleged liability, due to the complexities and uncertainty surrounding the judicial process in Brazil and the nature of the claims asserting joint liability with the importer, we are unable to determine the likelihood of an unfavorable outcome against us and are unable to reasonably estimate a range of loss, if any. We do not expect a final judicial determination for several years.

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

In addition, we are subject to legal proceedings, claims, and litigation arising in the ordinary course of business, including intellectual property litigation. While the outcome of these matters is currently not determinable, we do not expect that the ultimate costs to resolve these matters will have a material adverse effect on our consolidated financial position, results of operations, or cash flows. For additional information regarding intellectual property litigation, see “Part I, Item 1A. Risk Factors-We may be found to infringe on intellectual property rights of others” herein.

Item 4.	Mine Safety Disclosures

Not Applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

(a)	Cisco common stock is traded on the NASDAQ Global Select Market under the symbol CSCO. Information regarding the market prices of Cisco common stock as well as quarterly cash dividends declared on Cisco’s common stock during fiscal 2012 and 2011 may be found in Supplementary Financial Data on page 132 of this report. There were 56,344 registered shareholders as of September 5, 2012.

(b)	Not Applicable.

(c)	Issuer Purchases of Equity Securities (in millions, except per-share amounts):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
April 29, 2012 to May 26, 2012	44	$16.62	44	$6,937
May 27, 2012 to June 23, 2012	34	$16.70	34	$6,365
June 24, 2012 to July 28, 2012	30	$16.53	30	$5,867

Total	108	$16.62	108

On September 13, 2001, we announced that our Board of Directors had authorized a stock repurchase program. As of July 28, 2012, our Board of Directors had authorized the repurchase of up to $82 billion of common stock under this program. During fiscal 2012, we repurchased and retired 262 million shares of our common stock at an average price of $16.64 per share for an aggregate purchase price of $4.4 billion. As of July 28, 2012, we had repurchased and retired 3.7 billion shares of our common stock at an average price of $20.36 per share for an aggregate purchase price of $76.1 billion since inception of the stock repurchase program, and the remaining authorized amount for stock repurchases under this program was $5.9 billion with no termination date.

For the majority of restricted stock units granted, the number of shares issued on the date the restricted stock units vest is net of the effect of the minimum statutory tax withholding requirements with the appropriate taxing authorities. Although these withheld shares are not issued or considered common stock repurchases under our stock repurchase program and therefore are not included in the preceding table, they are treated as common stock repurchases in our financial statements as they reduce the number of shares that would have been issued upon vesting (see Note 13 to the Consolidated Financial Statements).

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

The following graph shows a five-year comparison of the cumulative total shareholder return on Cisco common stock with the cumulative total returns of the S&P Information Technology Index and the S&P 500 Index. The graph tracks the performance of a $100 investment in the Company’s common stock and in each of the indexes (with the reinvestment of all dividends) on July 27, 2007. Shareholder returns over the indicated period are based on historical data and should not be considered indicative of future shareholder returns.

Comparison of 5-Year Cumulative Total Return Among Cisco Systems, Inc.,

the S&P Information Technology Index and the S&P 500 Index

	July 2007	July 2008	July 2009	July 2010	July 2011	July 2012
Cisco Systems, Inc.	$100.00	$77.43	$75.53	$79.63	$55.53	$55.41
S&P Information Technology	$100.00	$91.73	$82.83	$94.19	$112.28	$126.93
S&P 500	$100.00	$88.91	$71.16	$81.00	$96.92	$105.77

Item 6.	Selected Financial Data

Five Years Ended July 28, 2012 (in millions, except per-share amounts)

Years Ended	July 28, 2012	July 30, 2011 (1)	July 31, 2010	July 25, 2009	July 26, 2008
Net sales	$46,061	$43,218	$40,040	$36,117	$39,540
Net income	$8,041	$6,490	$7,767	$6,134	$8,052
Net income per share—basic	$1.50	$1.17	$1.36	$1.05	$1.35
Net income per share—diluted	$1.49	$1.17	$1.33	$1.05	$1.31
Shares used in per-share calculation—basic	5,370	5,529	5,732	5,828	5,986
Shares used in per-share calculation—diluted	5,404	5,563	5,848	5,857	6,163
Cash dividends declared per common share	$0.28	$0.12	$—	$—	$—
Net cash provided by operating activities	$11,491	$10,079	$10,173	$9,897	$12,089

	July 28, 2012	July 30, 2011	July 31, 2010	July 25, 2009	July 26, 2008
Cash and cash equivalents and investments	$48,716	$44,585	$39,861	$35,001	$26,235
Total assets	$91,759	$87,095	$81,130	$68,128	$58,734
Debt	$16,328	$16,822	$15,284	$10,295	$6,893
Deferred revenue	$12,880	$12,207	$11,083	$9,393	$8,860
(1)

Net income for the year ended July 30, 2011 included restructuring and other charges of $694 million, net of tax. See Note 5 to the Consolidated Financial Statements. No other factors materially affected the comparability of the information presented above.

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

OVERVIEW

We design, manufacture, and sell Internet Protocol (“IP”) based networking and other products related to the communications and information technology (“IT”) industry and provide services associated with these products and their use. We provide a broad line of products for transporting data, voice, and video within buildings, across campuses, and around the world. Our products are designed to transform how people connect, communicate, and collaborate. Our products are installed at enterprise businesses, public institutions, telecommunications companies and other service providers, commercial businesses, and personal residences.

A summary of our results is as follows, for further details see our Results of Operations on page 50 (in millions, except percentages and per-share amounts):

	Three Months Ended				Fiscal Year Ended
	July 28, 2012	July 30, 2011	Variance		July 28, 2012	July 30, 2011	Variance
Net sales	$11,690	$11,195	4.4%		$46,061	$43,218	6.6%
Gross margin percentage	60.6%	61.3%	(0.7	)pts	61.2%	61.4%	(0.2	)pts
Research and development	$1,416	$1,484	(4.6)%		$5,488	$5,823	(5.8)%
Sales and marketing	$2,417	$2,520	(4.1)%		$9,647	$9,812	(1.7)%
General and administrative	$711	$532	33.6%		$2,322	$1,908	21.7%
Total R&D, sales and marketing, general and administrative	$4,544	$4,536	0.2%		$17,457	$17,543	(0.5)%
Total as a percentage of revenue	38.9%	40.5%	(1.6	)pts	37.9%	40.6%	(2.7	)pts
Amortization of purchased intangible assets	$91	$101	(9.9)%		$383	$520	(26.3)%
Restructuring and other charges	$79	$768	(89.7)%		$304	$799	(62.0)%
Operating income as a percentage of revenue	20.3%	13.0%	7.3	pts	21.9%	17.8%	4.1	pts
Income tax percentage	19.7%	16.0%	3.7	pts	20.8%	17.1%	3.7	pts
Net income	$1,917	$1,232	55.6%		$8,041	$6,490	23.9%
Net income as a percentage of revenue	16.4%	11.0%	5.4	pts	17.5%	15.0%	2.5	pts
Earnings per share-diluted	$0.36	$0.22	63.6%		$1.49	$1.17	27.4%

Fiscal 2012 Compared with Fiscal 2011—Financial Performance

Net sales increased 7%, with net product sales increasing 5% and service revenue increasing 12%. Total gross margin decreased by 0.2 percentage points primarily as a result of higher sales discounts and unfavorable product pricing as well as unfavorable product mix shifts. These negative impacts to gross margin were partially offset by lower manufacturing costs, higher volume, lower restructuring charges, and lower amortization and impairment charges from purchased intangible assets. As a percentage of revenue, research and development, sales and marketing, and general and administrative expenses collectively declined by 2.7 percentage points due to the expense reductions we implemented in the fourth quarter of fiscal 2011 and in fiscal 2012. General and administrative expenses increased due primarily to impairment charges on real estate held for sale. Operating income as a percentage of revenue increased by 4.1 percentage points, primarily as a result of our sales increase, lower restructuring charges, lower amortization of purchased intangible assets and operating expense management. Diluted earnings per share increased by 27% from the prior year, a result of both a 24% increase in net income and a decline in our diluted share count of 159 million shares.

Fiscal 2012 Compared with Fiscal 2011—Business Summary

Our solid fiscal 2012 performance reflects continued execution on our plan to deliver profitable growth. In a challenging global macroeconomic environment we grew profits faster than revenue as revenue increased by 7% while net income increased by 24%. Our net income increase was in part due to lower restructuring charges in the current fiscal year.

In fiscal 2012, revenue increased by $2.8 billion. The Americas contributed $1.5 billion of the increase led by higher sales in the United States. APJC contributed $0.9 billion to the revenue increase led by strong sales growth in Japan. EMEA added $0.5 billion to the revenue increase in fiscal 2012. Both our product and service categories experienced revenue growth across each of our geographic segments. We encountered certain challenges from a geographic perspective, such as those we identified in fiscal 2012 related to macroeconomic challenges in much of Europe, which are expected to continue in fiscal 2013. Partially offsetting these challenges, we saw solid growth in fiscal 2012 in certain emerging countries such as Mexico and Brazil within the Americas, China within APJC, and Russia within EMEA. We believe our prospects in most emerging countries are strong and we plan to align more of our resources to meet expected further opportunities in these countries.

From a customer markets standpoint, in fiscal 2012 we had solid revenue growth across the service provider, commercial, and enterprise markets. The public sector customer market experienced flat revenue growth in fiscal 2012 as compared with fiscal 2011. Global public sector spending was a challenge for us in fiscal 2012, particularly in the Americas, with lower U.S. federal government spending, and in parts of EMEA due to continued austerity measures taking place in parts of the region. We expect these challenges in the public sector to continue into fiscal 2013.

In fiscal 2012, net product sales increased by $1.8 billion while service revenue increased by $1.0 billion. Data Center products provided $0.6 billion of the increase in net product sales, our core Switching and NGN Routing products collectively provided $0.6 billion, Service Provider Video provided $0.4 billion, and Wireless products contributed $0.3 billion of the increase. These are key product areas for us, which along with the Service revenue contribution reflect, in our view, the success we are experiencing with our technology architectures and our ability to deliver customer solutions, particularly in the enterprise and service provider data center and cloud environments.

With regard to profitability, our profits grew faster than revenue during fiscal 2012. This was attributable to lower operating expenses as a percentage of revenue driven by the cost reduction efforts we began in fiscal 2011, and substantially completed in fiscal 2012, and lower restructuring charges in fiscal 2012, coupled with relative stability in our gross margin. Our product gross margin benefited from value engineering and other cost savings, such as savings generated from price negotiations with our component suppliers.

In summary, we achieved solid and profitable growth in fiscal 2012, and did so while encountering a challenging global macroeconomic environment. We expect that we will continue to be impacted by some of the same challenges in fiscal 2013. In particular, we expect to be impacted by continued weakness in the European economy, lower global public sector spending especially with regard to the U.S. federal government and European governments, and a continued conservative approach to IT-related capital spending as our customers respond to this difficult macroeconomic environment.

Fourth Quarter Snapshot

For the fourth quarter of fiscal 2012, as compared with the corresponding period in fiscal 2011, net sales increased by 4%, with net product sales increasing by 3% and service revenue increasing by 12%. With regard to our geographic segment performance, on a year-over-year basis, net sales increased by 7% in the Americas, decreased by 5% in EMEA, and increased by 9% in APJC. Total gross margin decreased by 0.7 percentage points, primarily as a result of higher sales discounts and unfavorable product pricing as well as unfavorable product mix shifts, partially offset by lower manufacturing costs and higher volume. As a percentage of revenue, research and development, sales and marketing, and general and administrative expenses collectively declined by 1.6 percentage points. For the fourth quarter of fiscal 2012, general and administrative expenses include $202 million of real estate charges, primarily related to impairment charges on real estate held for sale. Operating income as a percentage of revenue increased by 7.3 percentage points, primarily as a result of lower restructuring and other charges in the fourth quarter of fiscal 2012 and our sales increase. Diluted earnings per share increased by 64% from the prior year period, primarily as a result of a 56% increase in net income and also, to a lesser degree, from a decline of 142 million in our diluted share count.

Strategy and Focus Areas

We began in fiscal 2011, and had largely completed by the end of fiscal 2012, realigning our sales, services and engineering organizations in order to simplify our operating model, drive faster innovation, and focus on our five foundational priorities:

•	Leadership in our core business (routing, switching, and associated services) which includes comprehensive security and mobility solutions

•	Collaboration

•	Data center virtualization and cloud

•	Video

•	Architectures for business transformation

We believe that focusing on these priorities best positions us to continue to expand our share of our customers’ information technology spending. For a full discussion of our strategy and focus areas, see Item 1. Business.

Other Key Financial Measures

The following is a summary of our other key financial measures for fiscal 2012 compared with fiscal 2011 (in millions, except days sales outstanding in accounts receivable (“DSO”) and annualized inventory turns):

	Fiscal 2012	Fiscal 2011
Cash and cash equivalents and investments	$48,716	$44,585
Cash provided by operating activities	$11,491	$10,079
Deferred revenue	$12,880	$12,207
Repurchases of common stock--stock repurchase program	$4,360	$6,791
Dividends	$1,501	$658
DSO	34 days	38 days
Inventories	$1,663	$1,486
Annualized inventory turns	11.7	11.8

Our product backlog at the end of fiscal 2012 was $5.0 billion, or 11% of fiscal 2012 net sales, compared with $4.5 billion at the end of fiscal 2011, or 10% of fiscal 2011 net sales.

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

The amount of product and service revenue recognized in a given period is affected by our judgment as to whether an arrangement includes multiple deliverables and, if so, our valuation of the units of accounting for multiple deliverables. According to the accounting guidance prescribed in Accounting Standards Codification (“ASC”) 605, Revenue Recognition, we use vendor-specific objective evidence of selling price (“VSOE”) for each of those units, when available. We determine VSOE based on our normal pricing and discounting practices for the specific product or service when sold separately. In determining VSOE, we require that a substantial majority of the historical standalone transactions have the selling prices for a product or service fall within a reasonably narrow pricing range, generally evidenced by approximately 80% of such historical standalone transactions falling within plus or minus 15% of the median rates. When VSOE does not exist, we apply the selling price hierarchy to applicable multiple-deliverable arrangements. Under the selling price hierarchy, third-party evidence of selling price (“TPE”) will be considered if VSOE does not exist, and estimated selling price (“ESP”) will be used if neither VSOE nor TPE is available. Generally, we are not able to determine TPE because our go-to-market strategy differs from that of others in our markets, and the extent of our proprietary technology varies among comparable products or services from those of our peers. In determining ESP, we apply significant judgment as we weigh a variety of factors, based on the facts and circumstances of the arrangement. We typically arrive at an ESP for a product or service that is not sold separately by considering company-specific factors such as geographies, competitive landscape, internal costs, profitability objectives, pricing practices used to establish bundled pricing, and existing portfolio pricing and discounting.

Some of our sales arrangements have multiple deliverables containing software and related software support components. Such sales arrangements are subject to the accounting guidance in ASC 985-605, Software-Revenue Recognition.

As our business and offerings evolve over time, our pricing practices may be required to be modified accordingly, which could result in changes in selling prices, including both VSOE and ESP, in subsequent periods. There were no material impacts during fiscal 2012, nor do we currently expect a material impact in fiscal 2013 on our revenue recognition due to any changes in our VSOE, TPE, or ESP.

Revenue deferrals relate to the timing of revenue recognition for specific transactions based on financing arrangements, service, support, and other factors. Financing arrangements may include sales-type, direct-financing, and operating leases, loans, and guarantees of third-party financing. Our deferred revenue for products was $3.7 billion as of each July 28, 2012 and July 30, 2011. Technical support services revenue is deferred and recognized ratably over the period during which the services are to be performed, which typically is from one to three years. Advanced services revenue is recognized upon delivery or completion of performance. Our deferred revenue for services was $9.2 billion and $8.5 billion as of July 28, 2012 and July 30, 2011, respectively.

We make sales to distributors and retail partners which we refer to as two-tier systems of sales to the end customer. Revenue from distributors and retail partners is recognized based on a sell-through method using information provided by them. Our distributors and retail partners participate in various cooperative marketing and other programs, and we maintain estimated accruals and allowances for these programs. If actual credits received by our distributors and retail partners under these programs were to deviate significantly from our estimates, which are based on historical experience, our revenue could be adversely affected.

Allowances for Receivables and Sales Returns

The allowances for receivables were as follows (in millions, except percentages):

	July 28, 2012	July 30, 2011
Allowance for doubtful accounts	$207	$204
Percentage of gross accounts receivable	4.5%	4.2%
Allowance for credit loss—lease receivables	$247	$237
Percentage of gross lease receivables	7.2%	7.6%
Allowance for credit loss—loan receivables	$122	$103
Percentage of gross loan receivables	6.8%	7.0%

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

The allowance for credit loss on financing receivables is also based on the assessment of collectibility of customer accounts. We regularly review the adequacy of the credit allowances determined either on an individual or a collective basis. When evaluating the financing receivables on an individual basis, we consider historical experience, credit quality and age of receivable balances, and economic conditions that may affect a customer’s ability to pay. As discussed in Note 7 to the Consolidated Financial Statements, effective at the beginning of the second quarter of fiscal 2012 we refined our methodology for determining the portion of our allowance for credit loss that is evaluated on a collective basis. The refinement consists of more systematically giving effect to economic conditions, concentration of risk and correlation. We also began to use expected default frequency rates published by a major third-party credit-rating agency as well as our own historical loss rate in the event of default. Determination of expected default frequency rates and loss factors associated with internal credit risk ratings as well as assessing economic conditions, concentration of risk, and correlation are complex and subjective. Our ongoing consideration of all these factors could result in an increase in our allowance for credit loss in the future, which could adversely affect our revenue.

Both accounts receivable and financing receivables are charged off at the point when they are considered uncollectible.

A reserve for future sales returns is established based on historical trends in product return rates. The reserve for future sales returns as of July 28, 2012 and July 30, 2011 was $129 million and $106 million, respectively, and was recorded as a reduction of our accounts receivable. If the actual future returns were to deviate from the historical data on which the reserve had been established, our revenue could be adversely affected.

Inventory Valuation and Liability for Purchase Commitments with Contract Manufacturers and Suppliers

Our inventory balance was $1.7 billion and $1.5 billion as of July 28, 2012 and July 30, 2011, respectively. Inventory is written down based on excess and obsolete inventories determined primarily by future demand forecasts. Inventory write-downs are measured as the difference between the cost of the inventory and market, based upon assumptions about future demand, and are charged to the provision for inventory, which is a component of our cost of sales. At the point of the loss recognition, a new, lower cost basis for that inventory is established, and subsequent changes in facts and circumstances do not result in the restoration or increase in that newly established cost basis.

We record a liability for firm, noncancelable, and unconditional purchase commitments with contract manufacturers and suppliers for quantities in excess of our future demand forecasts consistent with the valuation of our excess and obsolete inventory. As of July 28, 2012, the liability for these purchase commitments was $193 million, compared with $168 million as of July 30, 2011, and was included in other current liabilities.

Our provision for inventory was $115 million, $196 million, and $94 million for fiscal 2012, 2011, and 2010, respectively. The provision for the liability related to purchase commitments with contract manufacturers and suppliers was $151 million, $114 million, and $8 million in fiscal 2012, 2011, and 2010, respectively. On a combined basis, the $44 million decline in our provisions for inventory and purchase commitments with contract manufacturers and suppliers for fiscal 2012 was primarily due to the absence in the current fiscal year of charges we recorded in connection with the restructuring and realignment of our consumer business during fiscal 2011. If there were to be a sudden and significant decrease in demand for our products, or if there were a higher incidence of inventory obsolescence because of rapidly changing technology and customer requirements, we could be required to increase our inventory write-downs, and our liability for purchase commitments with contract manufacturers and suppliers, and accordingly our profitability could be adversely affected. We regularly evaluate our exposure for inventory write-downs and the adequacy of our liability for purchase commitments. Inventory and supply chain management remain areas of focus as we balance the need to maintain supply chain flexibility to help ensure competitive lead times with the risk of inventory obsolescence, particularly in light of current macroeconomic uncertainties and conditions and the resulting potential for changes in future demand forecast.

Warranty Costs

The liability for product warranties, included in other current liabilities, was $415 million as of July 28, 2012, compared with $342 million as of July 30, 2011. See Note 12 to the Consolidated Financial Statements. Our products are generally covered by a warranty for periods ranging from 90 days to five years, and for some products we provide a limited lifetime warranty. We accrue for warranty costs as part of our cost of sales based on associated material costs, technical support labor costs, and associated overhead. Material cost is estimated based primarily upon historical trends in the volume of product returns within the warranty period and the cost to repair or replace the equipment. Technical support labor cost is estimated based primarily upon historical trends in the rate of customer cases and the cost to support the customer cases within the warranty period. Overhead cost is applied based on estimated time to support warranty activities.

The provision for product warranties issued during fiscal 2012, 2011, and 2010 was $661 million, $456 million, and $469 million, respectively. The increase in the provision in fiscal 2012, as compared with fiscal 2011, was primarily due to increased shipment volume of products with higher warranty costs and longer warranty lives, and also due to increased warranty charges related to specific products. If we experience an increase in warranty claims compared with our historical experience, or if the cost of servicing warranty claims is greater than expected, our profitability could be adversely affected.

Share-Based Compensation Expense

Share-based compensation expense is presented as follows (in millions):

Years Ended	July 28, 2012	July 30, 2011	July 31, 2010
Share-based compensation expense	$1,401	$1,620	$1,517

Prior to the initial declaration of a quarterly cash dividend on March 17, 2011, the fair value of restricted stock and restricted stock units was measured based on an expected dividend yield of 0% as we did not historically pay cash dividends on our common stock. For awards granted on or subsequent to March 17, 2011, we used an annualized dividend yield based on the per share dividends declared by our Board of Directors as of the grant date. See Note 14 to the Consolidated Financial Statements.

The determination of the fair value of employee stock options and employee stock purchase rights on the date of grant using an option-pricing model is affected by our stock price as well as assumptions regarding a number of highly complex and subjective variables. For employee stock options and employee stock purchase rights, these variables include, but are not limited to, the expected stock price volatility over the term of the awards, the risk-free interest rate, and expected dividends as of the grant date. For employee stock options, we have historically used the implied volatility for two-year traded options on our stock as the expected volatility assumption required in the lattice-binomial model. For employee stock purchase rights, we used the implied volatility for traded options (with lives corresponding to the expected life of the employee stock purchase rights) on our stock. The selection of the implied volatility approach was based upon the availability of actively traded options on our stock and our assessment that implied volatility is more representative of future stock price trends than historical volatility. The valuation of employee stock options is also impacted by kurtosis and skewness, which are technical measures of the distribution of stock price returns and the actual and projected employee stock option exercise behaviors.

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

Fair Value Measurements

Our fixed income and publicly traded equity securities, collectively, are reflected in the Consolidated Balance Sheets at a fair value of $38.9 billion as of July 28, 2012, compared with $36.9 billion as of July 30, 2011. Our fixed income investment portfolio, as of July 28, 2012, consisted primarily of high quality investment-grade securities. See Note 8 to the Consolidated Financial Statements.

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

The inputs and fair value are reviewed for reasonableness, may be further validated by comparison to publicly available information, and could be adjusted based on market indices or other information that management deems material to its estimate of fair value. The assessment of fair value can be difficult and subjective. However, given the relative reliability of the inputs we use to value our investment portfolio, and because substantially all of our valuation inputs are obtained using quoted market prices for similar or identical assets, we do not believe that the nature of estimates and assumptions affected by levels of subjectivity and judgment was material to the valuation of the investment portfolio as of July 28, 2012. We had no Level 3 investments in our total portfolio as of July 28, 2012.

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

Impairment charges on our investments in publicly traded equity securities were not material in fiscal 2012, 2011, and 2010. There were no impairment charges on investments in fixed income securities in fiscal 2012, 2011, and 2010. Our ongoing consideration of all the factors described previously could result in additional impairment charges in the future, which could adversely affect our net income.

We also have investments in privately held companies, some of which are in the startup or development stages. As of July 28, 2012, our investments in privately held companies were $858 million, compared with $796 million as of July 30, 2011, and were included in other assets. See Note 6 to the Consolidated Financial Statements. We monitor these investments for events or circumstances indicative of potential impairment and will make appropriate reductions in carrying values if we determine that an impairment charge is required, based primarily on the financial condition and near-term prospects of these companies. These investments are inherently risky because the markets for the technologies or products these companies are developing are typically in the early stages and may never materialize. Our impairment charges on investments in privately held companies were $23 million, $10 million, and $25 million in fiscal 2012, 2011, and 2010, respectively.

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

The goodwill recorded in the Consolidated Balance Sheets as of July 28, 2012 and July 30, 2011 was $17.0 billion and $16.8 billion, respectively. In response to changes in industry and market conditions, we could be required to strategically realign our resources and consider restructuring, disposing of, or otherwise exiting businesses, which could result in an impairment of goodwill. There was no impairment of goodwill resulting from our annual impairment testing in fiscal 2012, 2011 or 2010. For the annual impairment testing in fiscal 2012, the excess of the fair value over the carrying value for each of our reporting units was $17.3 billion for the Americas segment, $13.8 billion for the EMEA segment and $9.1 billion for the APJC segment. We performed a sensitivity analysis for goodwill impairment with respect to each of our respective reporting units and determined that a hypothetical 10% decline in the fair value of each reporting unit as of July 28, 2012 would not result in an impairment of goodwill for any reporting unit. As a result of the divestiture of our manufacturing operations in Juarez, Mexico, in fiscal 2011 we recorded an adjustment of $63 million to reduce goodwill associated with these operations.

We make judgments about the recoverability of purchased intangible assets with finite lives whenever events or changes in circumstances indicate that an impairment may exist. Recoverability of purchased intangible assets with finite lives is measured by comparing the carrying amount of the asset to the future undiscounted cash flows the asset is expected to generate. We review indefinite-lived intangible assets for impairment annually or whenever events or changes in circumstances indicate the carrying value may not be recoverable. Recoverability of indefinite-lived intangible assets is measured by comparing the carrying amount of the asset to the future discounted cash flows the asset is expected to generate. If the asset is considered to be impaired, the amount of any impairment is measured as the difference between the carrying value and the fair value of the impaired asset. Assumptions and estimates about future values and remaining useful lives of our purchased intangible assets are complex and subjective. They can be affected by a variety of factors, including external factors such as industry and economic trends, and internal factors such as changes in our business strategy and our internal forecasts. Our impairment charges related to purchased intangible assets were $12 million, $164 million, and $28 million during fiscal 2012, 2011, and 2010, respectively. Our ongoing consideration of all the factors described previously could result in additional impairment charges in the future, which could adversely affect our net income.

Income Taxes

We are subject to income taxes in the United States and numerous foreign jurisdictions. Our effective tax rates differ from the statutory rate, primarily due to the tax impact of state taxes, foreign operations, research and development (“R&D”) tax credits, tax audit settlements, nondeductible compensation, international realignments, and transfer pricing adjustments. Our effective tax rate was 20.8%, 17.1%, and 17.5% in fiscal 2012, 2011, and 2010, respectively.

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

Our provision for income taxes is subject to volatility and could be adversely impacted by earnings being lower than anticipated in countries that have lower tax rates and higher than anticipated in countries that have higher tax rates; by changes in the valuation of our deferred tax assets and liabilities; by expiration of or lapses in the R&D tax credit laws; by transfer pricing adjustments including the effect of acquisitions on our intercompany R&D cost-sharing arrangement and legal structure; by tax effects of nondeductible compensation; by tax costs related to intercompany realignments; by changes in accounting principles; or by changes in tax laws and regulations including possible U.S. changes to the taxation of earnings of our foreign subsidiaries, the deductibility of expenses attributable to foreign income, or the foreign tax credit rules. Significant judgment is required to determine the recognition and measurement attributes prescribed in the accounting guidance for uncertainty in income taxes. The accounting guidance for uncertainty in income taxes applies to all income tax positions, including the potential recovery of previously paid taxes, which if settled unfavorably could adversely impact our provision for income taxes or additional paid-in capital. Further, as a result of certain of our ongoing employment and capital investment actions and commitments, our income in certain countries is subject to reduced tax rates and in some cases is wholly exempt from tax. Our failure to meet these commitments could adversely impact our provision for income taxes. In addition, we are subject to the continuous examination of our income tax returns by the Internal Revenue Service (“IRS”) and other tax authorities. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes. There can be no assurance that the outcomes from these continuous examinations will not have an adverse impact on our operating results and financial condition.

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

RESULTS OF OPERATIONS

Fiscal 2012, 2011, and 2010 were 52, 52, and 53-week fiscal years, respectively.

Net Sales

The following table presents the breakdown of net sales between product and service revenue (in millions, except percentages):

Years Ended	July 28, 2012	July 30, 2011	Variance in Dollars	Variance in Percent	July 30, 2011	July 31, 2010	Variance in Dollars	Variance in Percent
Net sales:
Product	$36,326	$34,526	$1,800	5.2%	$34,526	$32,420	$2,106	6.5%
Percentage of net sales	78.9%	79.9%			79.9%	81.0%
Service	9,735	8,692	1,043	12.0%	8,692	7,620	1,072	14.1%
Percentage of net sales	21.1%	20.1%			20.1%	19.0%

Total	$46,061	$43,218	$2,843	6.6%	$43,218	$40,040	$3,178	7.9%

We manage our business primarily on a geographic basis, organized into three geographic segments. Our net sales, which include product and service revenue, for each segment are summarized in the following table (in millions, except percentages):

Years Ended	July 28, 2012	July 30, 2011	Variance in Dollars	Variance in Percent	July 30, 2011	July 31, 2010	Variance in Dollars	Variance in Percent
Net sales:
Americas	$26,501	$25,015	$1,486	5.9%	$25,015	$23,334	$1,681	7.2%
Percentage of net sales	57.5%	57.9%			57.9%	58.3%
EMEA	12,075	11,604	471	4.1%	11,604	10,825	779	7.2%
Percentage of net sales	26.2%	26.8%			26.8%	27.0%
APJC	7,485	6,599	886	13.4%	6,599	5,881	718	12.2%
Percentage of net sales	16.3%	15.3%			15.3%	14.7%

Total	$46,061	$43,218	$2,843	6.6%	$43,218	$40,040	$3,178	7.9%

Fiscal 2012 Compared with Fiscal 2011

For fiscal 2012, as compared with fiscal 2011, net sales increased by 7%. Within total net sales growth, net product sales increased by 5%, while service revenue increased by 12%. Our product and service revenue totals reflect sales growth across each of our geographic segments. The sales increase was primarily due to: the strong performance of our Service offerings; new product transitions taking place in Switching; and increased demand for our Data Center, Service Provider Video, and Wireless products.

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

Fiscal 2011 Compared with Fiscal 2010

For fiscal 2011, as compared with fiscal 2010, net sales increased by 8%. Within total net sales growth, net product sales increased by 6%, while service revenue increased by 14%. Our product and service revenue totals each reflected sales growth across each of our geographic segments. The sales increase was due to customer acceptance of the new product transitions taking place in our core switching and routing businesses, sales growth in our Collaboration, Data Center, Wireless, and Service Provider Video product categories and the strong performance of our services solutions.

Net Product Sales by Segment

The following table presents the breakdown of net product sales by segment (in millions, except percentages):

Years Ended	July 28, 2012	July 30, 2011	Variance in Dollars	Variance in Percent	July 30, 2011	July 31, 2010	Variance in Dollars	Variance in Percent
Net product sales:
Americas	$20,168	$19,292	$876	4.5%	$19,292	$18,240	$1,052	5.8%
Percentage of net product sales	55.5%	55.9%			55.9%	56.3%
EMEA	10,024	9,788	236	2.4%	9,788	9,223	565	6.1%
Percentage of net product sales	27.6%	28.3%			28.3%	28.4%
APJC	6,134	5,446	688	12.6%	5,446	4,957	489	9.9%
Percentage of net product sales	16.9%	15.8%			15.8%	15.3%

Total	$36,326	$34,526	$1,800	5.2%	$34,526	$32,420	$2,106	6.5%

Americas

Fiscal 2012 Compared with Fiscal 2011

For fiscal 2012, as compared with fiscal 2011, net product sales in the Americas segment increased by 5%. The increase in net product sales was across most of our customer markets in the Americas segment, led by growth in the enterprise, service provider and commercial markets. We experienced a net product sales decline in the public sector market for the fiscal year. Within the Americas segment, net product sales to the U.S. public sector were flat, as lower net product sales to the U.S. federal government were offset by higher net product sales to state and local government. From a country perspective, net product sales increased by 4% in the United States, 10% in Canada, 21% in Mexico, and 14% in Brazil.

Fiscal 2011 Compared with Fiscal 2010

For fiscal 2011, as compared with fiscal 2010, net product sales in the Americas segment increased by 6%. Net product sales increased 3% in the United States, 31% in Canada, 20% in Brazil, and 8% in Mexico. The increase in net product sales was across all of our customer markets in the Americas segment, led by the net product sales growth in our commercial market, followed by smaller increases in net product sales growth in the service provider, enterprise, and public sector markets. Net product sales to the U.S. public sector decreased due to a decrease in sales to the U.S. federal government, while sales to the state and local government market were flat.

EMEA

Fiscal 2012 Compared with Fiscal 2011

For fiscal 2012, as compared with fiscal 2011, net product sales in the EMEA segment increased by 2%. The increase in net product sales was across most of our customer markets in the EMEA segment, led by growth in the commercial, enterprise and public sector markets. We experienced a slight decline in net product sales in the service provider customer market during the fiscal year driven by lower revenue from this customer market in several of the large countries in the region. From a country perspective, net product sales increased by 11% in the United Kingdom, 15% in Russia, and 9% in the Netherlands. These increases were partially offset by net product sales declines of 23% in Italy, 21% in Spain, 2% in Germany, and 1% in France.

We believe that the slower growth we experienced in EMEA was a result of weak macroeconomic conditions attributable in large part to the austerity measures taking place in parts of the region. In particular, we experienced weakness in this segment during the second half of fiscal 2012, with a year-over-year decline in net product sales in this segment during the fourth quarter.

Fiscal 2011 Compared with Fiscal 2010

For fiscal 2011, as compared with fiscal 2010, net product sales in the EMEA segment increased by 6%. The increase in net product sales in the European Markets segment was primarily due to growth in the enterprise and service provider markets and to a lesser extent sales growth in the commercial market. For fiscal 2011, as compared with fiscal 2010, sales to the public sector market were flat. From a country perspective, for fiscal 2011 as compared with fiscal 2010, net product sales increased by approximately 17% in France, 13% in the Netherlands, 2% in Germany, 1% in the United Kingdom, and 63% in Russia and were flat in Italy.

APJC

Fiscal 2012 Compared with Fiscal 2011

For fiscal 2012, as compared with fiscal 2011, net product sales in the APJC segment increased by 13%. The increase was led by strong net product sales growth in the service provider market, and to a lesser degree, in the commercial, enterprise and public sector markets. From a country perspective, net product sales increased by 27% in Japan, 17% in China, and 12% in Australia. We experienced a year-over-year net product sales decline of 19% in South Korea, and 4% in India. Our sales decline in India was due to ongoing business momentum challenges in the public sector customer market.

Fiscal 2011 Compared with Fiscal 2010

For fiscal 2011, as compared with fiscal 2010, net product sales in our APJC segment increased by 10%. The increase was led by sales growth in the enterprise, commercial and service provider markets, and to a lesser extent sales growth in the public sector market. From a country perspective, net product sales increased by approximately 13% in India, 11% in China, 8% in Australia, and 7% in Japan.

Net Product Sales by Groups of Similar Products

In addition to the primary view on a geographic basis, we also prepare financial information related to groups of similar products and customer markets for various purposes. Our product categories consist of the following categories (with subcategories in parentheses): Switching (fixed switching, modular switching, and storage); NGN Routing (high-end routers, mid-range and low-end routers, and optical); Collaboration (unified communications and Cisco TelePresence); Service Provider Video (cable and cable modem, video systems); Wireless; Security; Data Center; and Other Products. The Other Products category consists primarily of Linksys-related products, emerging technology products, and other networking products.

The following table presents net sales for groups of similar products (in millions, except percentages):

Years Ended	July 28, 2012	July 30, 2011	Variance in Dollars	Variance in Percent	July 30, 2011	July 31, 2010	Variance in Dollars	Variance in Percent
Net product sales:
Switching	$14,531	$14,130	$401	2.8%	$14,130	$14,074	$56	0.4%
Percentage of net product sales	40.0%	40.9%			40.9%	43.4%
NGN Routing	8,425	8,264	161	1.9%	8,264	7,868	396	5.0%
Percentage of net product sales	23.2%	24.0%			24.0%	24.3%
Collaboration	4,139	4,013	126	3.1%	4,013	2,981	1,032	34.6%
Percentage of net product sales	11.4%	11.6%			11.6%	9.2%
Service Provider Video	3,858	3,483	375	10.8%	3,483	3,294	189	5.7%
Percentage of net product sales	10.6%	10.1%			10.1%	10.2%
Wireless	1,699	1,427	272	19.1%	1,427	1,134	293	25.8%
Percentage of net product sales	4.7%	4.1%			4.1%	3.5%
Security	1,349	1,200	149	12.4%	1,200	1,302	(102)	(7.8)%
Percentage of net product sales	3.7%	3.5%			3.5%	4.0%
Data Center	1,298	694	604	87.0%	694	196	498	254.1%
Percentage of net product sales	3.6%	2.0%			2.0%	0.6%
Other	1,027	1,315	(288)	(21.9)%	1,315	1,571	(256)	(16.3)%
Percentage of net product sales	2.8%	3.8%			3.8%	4.8%

Total	$36,326	$34,526	$1,800	5.2%	$34,526	$32,420	$2,106	6.5%

Switching

Fiscal 2012 Compared with Fiscal 2011

For fiscal 2012, as compared with fiscal 2011, net product sales in our Switching product category increased by 3% or $401 million. The increase was primarily due to growth from transitioning products taking place in our Switching product portfolio. The impact of competitive pressures moderated growth, primarily in the first and fourth quarters of fiscal 2012. Within our Switching product category, higher sales of LAN fixed-configuration switches and storage products were partially offset by lower sales of modular switches. Sales of LAN fixed-configuration switches increased by 11%, or $814 million, while sales of modular switches decreased by 8%, or approximately $469 million. The increase in sales of LAN fixed-configuration switches was primarily due to increased sales of Cisco Catalyst 2960 Series Switches, Cisco Nexus 2000 and 5000 Series Switches, and the Cisco Catalyst 3750 Series Switches, partially offset by decreased sales of Cisco Catalyst 3560 Series Switches. Net product sales in our Switching product category were positively impacted by a 11% increase in sales of storage products, primarily stemming from strong growth in the first and fourth quarters of fiscal 2012. Sales of modular switches decreased primarily due to lower sales of Cisco Catalyst 6500 and 4500 Series Switches, partially offset by increased sales of Cisco Nexus 7000 Series Switches.

Fiscal 2011 Compared with Fiscal 2010

Net product sales in our Switching product category were relatively flat in fiscal 2011 compared with fiscal 2010, which was due to the combined effect of continuing transitions taking place in our product portfolio, lower public sector spending, and the impact of increased competitive pressures. Within our Switches product category, higher sales of LAN fixed-configuration switches partially offset lower sales of modular switches. Sales of LAN fixed-configuration switches increased 5%, or $331 million, while sales of modular switches decreased 5%, or $306 million. The increase in LAN fixed-configuration switches was primarily due to increased sales of Cisco Catalyst 2960 Series Switches and Cisco Nexus 2000 and 5000 Series Switches, partially offset by decreased sales of Cisco Catalyst 3560 and 3750 Series Switches. The decrease in sales of modular switches was primarily due to decreased sales of Cisco Catalyst 6500 Series Switches, partially offset by increased sales of Cisco Nexus 7000 and Cisco Catalyst 4500 Series Switches. Net product sales increased 6%, or $31 million, in Storage, which was attributable to increased sales of our Cisco MDS 9000 product line.

NGN Routing

Fiscal 2012 Compared with Fiscal 2011

For fiscal 2012, as compared with fiscal 2011, net product sales in our NGN Routing product category increased by 2%, or $161 million. The increase in sales of our NGN Routing product category was driven by a 6%, or $293 million, increase in sales of high-end router products, partially offset by a 3%, or $83 million, decline in sales of our midrange and low-end router products. Within the high-end router products category, the increase was driven by higher sales of Cisco CRS-3 Carrier Routing System products and higher sales of the Cisco Aggregation Services Routers (“ASR”) 9000, 5000, and 1000 family of products. These increases were partially offset by lower sales of Cisco 7600 and 12000 Series Routers. Within the midrange and low-end router products category, the decrease was related to the product transition taking place within our Cisco Integrated Services Router (ISR) products, as the sales decline in our older generation products had a greater impact than the growth experienced with our Cisco ISR 1900, ISR 2900 and ISR 3900 router products in this category. Sales of other NGN Routing products decreased by 6%, compared with fiscal 2011, primarily due to decreased sales of other routing and optical networking products.

Fiscal 2011 Compared with Fiscal 2010

For fiscal 2011 as compared with fiscal 2010, growth in sales of our NGN Routing product category was driven by a 7%, or $294 million, increase in sales of our high-end routers. Within high-end router products, the increase was driven by higher sales of Cisco ASR 5000 products from our December 2009 acquisition of Starent and higher sales of the Cisco ASR 1000 and 9000 products. These increases were partially offset by lower sales of Cisco 12000 and 7600 Series Routers. For fiscal 2011, midrange and low-end routers sales decreased sales by 3%, or $84 million compared with fiscal 2010. Sales of other NGN Routing products increased by 31%, compared with fiscal 2011, primarily due to increased sales of optical networking products.

Collaboration

Fiscal 2012 Compared with Fiscal 2011

For fiscal 2012, as compared with fiscal 2011, sales of Collaboration products increased by 3%, or $126 million. The increase was due to a 5% increase in sales of unified communications products, primarily IP phones and collaborative web-based offerings, partially offset by a 1% decrease in sales of Cisco TelePresence systems. Challenges in both the public sector and demand weakness in Europe, along with our execution challenges related to our sales coverage model, contributed to the decrease in sales of Cisco TelePresence systems in fiscal 2012.

Fiscal 2011 Compared with Fiscal 2010

Sales of Collaboration products increased by 35%, or $1.0 billion, primarily due to the inclusion of Tandberg sales within our Cisco TelePresence systems product line following our fiscal 2010 third quarter acquisition of Tandberg, and a 6% increase in sales of unified communications products, primarily IP phones and collaborative web-based offerings.

Service Provider Video

Fiscal 2012 Compared with Fiscal 2011

For fiscal 2012, as compared with fiscal 2011, sales of Service Provider Video products increased by 11%, or $375 million due to growth in our service provider customer market from increased sales of set-top boxes worldwide. Sales of video systems and other products increased by 13%, or $316 million, while sales of cable and cable modem products increased by 6%, or $59 million.

Fiscal 2011 Compared with Fiscal 2010

Sales of Service Provider Video products increased by 6%, or $189 million, due to increased sales of cable and cable modem products of 20% due to strong customer market demand, and increased sales of video systems products of 1%.

Wireless

Fiscal 2012 Compared with Fiscal 2011

For fiscal 2012, as compared with fiscal 2011, sales of Wireless products increased by 19%, or $272 million. These increases reflect the continued customer adoption of and migration to the Cisco Unified Wireless Network architecture and new product performance.

Fiscal 2011 Compared with Fiscal 2010

Sales of Wireless products increased by 26%, or $293 million, which was primarily due to continued customer adoption of and migration to the Cisco Unified Wireless Network architecture.

Security

Fiscal 2012 Compared with Fiscal 2011

For fiscal 2012, as compared with fiscal 2011, sales of Security products increased by 12%, or $149 million. These increases were primarily due to growth in our network security products driven by the recent update of our firewall security product portfolio.

Fiscal 2011 Compared with Fiscal 2010

For fiscal 2011, sales of Security products decreased by 8%, or $102 million. Our decreased sales of Security products were the result of lower sales of module and line cards related to our routers and LAN switches, partially offset by increased sales of our web and email security products.

Data Center

Fiscal 2012 Compared with Fiscal 2011

For fiscal 2012, as compared with fiscal 2011, sales of Data Center products increased by 87%, or $604 million, due to increased sales of Cisco Unified Computing System products. The increase was due to the momentum we are experiencing with our products for the enterprise and service provider data center and cloud environments, as current customers increase their data center build out, and new customer product purchases.

To the extent our data center business grows and further penetrates the market, we expect that, in comparison to what we experienced during the initial rapid growth of this business, the growth rates for our data center product sales will experience more normal seasonality consistent with the overall server market.

Fiscal 2011 Compared with Fiscal 2010

Sales of Data Center products increased by 254%, or $498 million, due to sales growth of over 273%, or $496 million, of Cisco Unified Computing System products.

Other Products

The decrease in sales of Other Products for fiscal 2012 and 2011 as compared with the prior fiscal year compare periods was primarily due to lower sales of Flip Video camera products in connection with our decision in fiscal 2011 to exit this consumer product line.

Net Service Sales by Segment

The following table presents the breakdown of service revenue by segment (in millions, except percentages):

Years Ended	July 28, 2012	July 30, 2011	Variance in Dollars	Variance in Percent	July 30, 2011	July 31, 2010	Variance in Dollars	Variance in Percent
Net service sales:
Americas	$6,333	$5,723	$610	10.7%	$5,723	$5,094	$629	12.3%
Percentage of net service sales	65.0%	65.8%			65.8%	66.9%
EMEA	2,051	1,816	235	12.9%	1,816	1,602	214	13.4%
Percentage of net service sales	21.1%	20.9%			20.9%	21.0%
APJC	1,351	1,153	198	17.2%	1,153	924	229	24.8%
Percentage of net service sales	13.9%	13.3%			13.3%	12.1%

Total	$9,735	$8,692	$1,043	12.0%	$8,692	$7,620	$1,072	14.1%

Fiscal 2012 Compared with Fiscal 2011

For fiscal 2012, as compared with fiscal 2011, service revenue experienced double-digit percentage growth across all of our geographic segments. Worldwide technical support services revenue increased by 10%, and worldwide advanced services, which relates to consulting support services for specific network needs, experienced 20% revenue growth. Technical support services revenue grew across all of our geographic segments, with strong revenue growth in our EMEA and APJC segments. Renewals and technical support service contract initiations associated with recent product sales have resulted in a new installed base of equipment being serviced, which was the primary driver for these increases. Advanced services revenue also grew across all geographic segments, with particularly strong growth in APJC. The APJC revenue growth in advanced services was led by strength in the second half of fiscal 2012 and was driven by both subscription growth and transaction growth, which was in part the result of the completion of several large, multiyear projects in this region.

Fiscal 2011 Compared with Fiscal 2010

Net service revenue increased across all of our geographic segments, with APJC reporting strong revenue growth. Technical support services revenue increased 12%, and advanced services experienced 21% revenue growth. Technical support service revenue increased across all of our geographic segments, with particular strength in APJC. Growth in each of our Americas and EMEA segments also contributed to the overall technical support service revenue growth. We experienced revenue growth in advanced services across each of our geographic segments, with strong growth in our APJC and EMEA segments, followed by growth in our Americas segment. Total service revenue growth also benefited from a full year of service revenue attributable to our acquisitions of Tandberg and Starent during fiscal 2010.

Gross Margin

The following table presents the gross margin for products and services (in millions, except percentages):

	AMOUNT			PERCENTAGE
Years Ended	July 28, 2012	July 30, 2011	July 31, 2010	July 28, 2012	July 30, 2011	July 31, 2010
Gross margin:
Product	$21,821	$20,879	$20,800	60.1%	60.5%	64.2%
Service	6,388	5,657	4,843	65.6%	65.1%	63.6%

Total	$28,209	$26,536	$25,643	61.2%	61.4%	64.0%

Product Gross Margin

Fiscal 2012 Compared with Fiscal 2011

The following table summarizes the key factors that contributed to the change in product gross margin percentage from fiscal 2011 to fiscal 2012:

Product Gross Margin Percentage
Fiscal 2011	60.5%
Sales discounts, rebates, and product pricing	(2.8)%
Mix of products sold	(0.6)%
Overall manufacturing costs	1.7%
Restructuring and other charges	0.5%
Shipment volume, net of certain variable costs	0.5%
Amortization of purchased intangible assets	0.3%

Fiscal 2012	60.1%

In fiscal 2012, product gross margin decreased by 0.4 percentage points compared with fiscal 2011. The decrease was primarily due to the impact of higher sales discounts, rebates, and unfavorable product pricing, which were driven by normal market factors and by the geographic mix of net product sales. These factors impacted most of our customer markets and all of our geographic segments. Additionally, our product gross margin for fiscal 2012 was negatively impacted by the shift in the mix of products sold, primarily as a result of sales increases in our relatively lower margin Cisco Unified Computing System products and increased sales in other lower margin products. In fiscal 2012, we experienced a positive mix impact from the absence of the lower margin consumer related products due to our exit from the Flip Video camera product line in fiscal 2011. The negative impacts to product gross margin were partially offset by lower overall manufacturing costs, higher shipment volume, lower restructuring charges, the absence of significant impairment charges related to purchased intangible assets, and lower amortization expense in fiscal 2012. The lower overall manufacturing costs were in part due to increased benefits from our value engineering efforts, particularly in certain of our Switching products; favorable component pricing; and continued operational efficiency in manufacturing operations. Value engineering is the process by which production costs are reduced through component redesign, board configuration, test processes, and transformation processes.

Our future gross margins could be impacted by our product mix and by further growth in sales of products that have lower gross margins, such as Cisco Unified Computing System products. Our gross margins may also be impacted by the geographic mix of our revenue or, as was the case in fiscal 2012 and 2011, by increased sales discounts, rebates, and product pricing, which may be attributable to competitive factors. Additionally, our manufacturing-related costs may be negatively impacted by constraints in our supply chain. If any of the preceding factors that impact our gross margins are adversely affected in future periods, our product and service gross margins could continue to decline.

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

Service Gross Margin

Fiscal 2012 Compared with Fiscal 2011

Our service gross margin percentage increased by 0.5 percentage points for fiscal 2012, as compared with fiscal 2011. The increase was primarily due to higher sales volume for both technical support services and advanced services. The benefit to gross margin of increased volume was partially offset by increased headcount-related and partner delivery costs, and unfavorable mix. The mix impacts were due to our lower gross margin advanced services revenue contributing a higher proportion of service revenue for fiscal 2012, as compared with the prior year. Lower share-based compensation expense in fiscal 2012 as compared with fiscal 2011 also added to the increase in service gross margin.

For fiscal 2012, as compared with fiscal 2011, gross margin from technical support services was flat as the benefits from a 10% increase in revenue combined with lower supply chain costs were offset by higher headcount-related costs. For fiscal 2012, as compared with fiscal 2011, gross margin in advanced services increased primarily due to a 20% increase in revenue in fiscal 2012. Partially offsetting the volume benefit were higher delivery team costs which were, in part headcount related, and higher partner delivery costs. Our revenue from advanced services may increase to a higher proportion of total service revenue due to our continued focus on providing comprehensive support to our customers’ networking devices, applications, and infrastructures.

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

Gross Margin by Segment

The following table presents the total gross margin for each segment (in millions, except percentages):

	AMOUNT			PERCENTAGE
Years Ended	July 28, 2012	July 30, 2011	July 31, 2010	July 28, 2012	July 30, 2011	July 31, 2010
Gross margin:
Americas	$16,639	$15,766	$15,042	62.8%	63.0%	64.5%
EMEA	7,605	7,452	7,235	63.0%	64.2%	66.8%
APJC	4,519	4,143	3,842	60.4%	62.8%	65.3%

Segment total	28,763	27,361	26,119	62.4%	63.3%	65.2%
Unallocated corporate items (1)	(554)	(825)	(476)

Total	$28,209	$26,536	$25,643	61.2%	61.4%	64.0%

(1)

The unallocated corporate items include the effects of amortization and impairments of acquisition-related intangible assets, share-based compensation expense, and other asset impairments and restructuring. We do not allocate these items to the gross margin for each segment because management does not include such information in measuring the performance of the operating segments. The decrease in fiscal 2012 amounts is primarily due to the absence in fiscal 2012 of significant restructuring and acquisition-related intangible asset impairments that were recognized in fiscal 2011.

Fiscal 2012 Compared with Fiscal 2011

For fiscal 2012, we experienced a gross margin percentage decline across all of our geographic segments as compared with fiscal 2011.

The Americas segment experienced a slight gross margin percentage decline with the impact of higher sales discounts, rebates and unfavorable pricing being substantially offset by higher volume, higher service gross margin, lower overall manufacturing and delivery costs, and favorable mix impacts. Significantly lower sales to the consumer market resulted in a positive gross margin mix impact to the Americas segment for fiscal 2012.

The gross margin percentage decline in our EMEA segment was primarily the result of unfavorable mix impacts; higher sales discounts, rebates and unfavorable pricing; and lower service gross margin due to increased headcount-related costs. These decreases were partially offset by lower overall manufacturing and delivery costs and increased volume in this segment.

The APJC segment experienced the largest gross margin percentage decline of all of our geographic segments due primarily to the impact of higher sales discounts, rebates and unfavorable pricing, lower service gross margin, and unfavorable mix impacts. These decreases were partially offset by increased volume and lower overall manufacturing and delivery costs.

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

Factors That May Impact Net Sales and Gross Margin

Net product sales may continue to be affected by factors, including global economic downturns and related market uncertainty, that have resulted in reduced IT-related capital spending in our enterprise, service provider, public sector, and commercial markets; changes in the geopolitical environment and global economic conditions; competition, including price-focused competitors from Asia, especially from China; new product introductions; sales cycles and product implementation cycles; changes in the mix of our customers between service provider and enterprise markets; changes in the mix of direct sales and indirect sales; variations in sales channels; and final acceptance criteria of the product, system, or solution as specified by the customer. Sales to the service provider market have been and may be in the future characterized by large and sporadic purchases, especially relating to our router sales and sales of certain products within our Collaboration and Data Center product categories. In addition, service provider customers typically have longer implementation cycles; require a broader range of services, including network design services; and often have acceptance provisions that can lead to a delay in revenue recognition. Certain of our customers in certain emerging countries also tend to make large and sporadic purchases, and the net sales related to these transactions may similarly be affected by the timing of revenue recognition. As we focus on new market opportunities, customers may require greater levels of financing arrangements, service, and support, especially in certain emerging countries, which in turn may result in a delay in the timing of revenue recognition. To improve customer satisfaction, we continue to focus on managing our manufacturing lead-time performance, which may result in corresponding reductions in order backlog. A decline in backlog levels could result in more variability and less predictability in our quarter-to-quarter net sales and operating results.

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

Research and Development (“R&D”), Sales and Marketing, and General and Administrative (“G&A”) Expenses

R&D, sales and marketing, and G&A expenses are summarized in the following table (in millions, except percentages):

Years Ended	July 28, 2012	July 30, 2011	Variance in Dollars	Variance in Percent	July 30, 2011	July 31, 2010	Variance in Dollars	Variance in Percent
Research and development	$5,488	$5,823	$(335)	(5.8)%	$5,823	$5,273	$550	10.4%
Percentage of net sales	11.9%	13.5%			13.5%	13.2%
Sales and marketing	9,647	9,812	(165)	(1.7)%	9,812	8,782	1,030	11.7%
Percentage of net sales	20.9%	22.7%			22.7%	21.9%
General and administrative	2,322	1,908	414	21.7%	1,908	1,933	(25)	(1.3)%
Percentage of net sales	5.0%	4.4%			4.4%	4.8%

Total	$17,457	$17,543	$(86)	(0.5)%	$17,543	$15,988	$1,555	9.7%
Percentage of net sales	37.9%	40.6%			40.6%	39.9%

Fiscal 2010 had an extra week compared with fiscal 2011. We estimate that the extra week contributed approximately $150 million of additional research and development, sales and marketing, and general and administrative expense in fiscal 2010.

R&D Expenses

Fiscal 2012 Compared with Fiscal 2011

The decrease in R&D expenses for fiscal 2012, as compared with fiscal 2011, was primarily due to lower headcount-related expenses resulting from our restructuring actions initiated in the fourth quarter of fiscal 2011 and lower share-based compensation expense. Additionally, R&D expenses declined due to lower acquisition-related expenses, which was driven by the absence in fiscal 2012 of certain compensation payments that were paid in the prior year.

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

Sales and Marketing Expenses

Fiscal 2012 Compared with Fiscal 2011

For fiscal 2012, as compared with fiscal 2011, sales and marketing expenses decreased by $165 million. Marketing expenses decreased by $204 million, which were partially offset by an increase of $39 million in sales expenses. The decrease in marketing expenses for the period was due to lower advertisement expenses, lower headcount-related expenses, and lower share-based compensation expense. The increase in sales expenses was due primarily to higher project related services, partially offset by lower headcount-related expenses and lower share-based compensation expense. The decline in headcount related expenses for both sales and marketing was in part attributable to our restructuring actions initiated in the fourth quarter of fiscal 2011.

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

G&A Expenses

Fiscal 2012 Compared with Fiscal 2011

G&A expenses increased in fiscal 2012, as compared with fiscal 2011, primarily due to a net increase of approximately $300 million in real estate charges primarily for impairments on real estate held for sale, followed by other increased corporate-level expenses. The increase in real estate charges in fiscal 2012 was primarily due to charges of $202 million recorded in the fourth quarter of fiscal 2012. These increased corporate-level expenses, which tend to vary from period to period, include increases related to our operational infrastructure such as real estate; IT project implementations, which include further investments in our global data center infrastructure, and investments related to operational and financial systems.

Partially offsetting these increases were lower share-based compensation expense, and lower headcount-related expenses due to the restructuring actions initiated in the fourth quarter of fiscal 2011.

Fiscal 2011 Compared with Fiscal 2010

The decrease in G&A expenses in fiscal 2011, as compared with fiscal 2010, was due to lower real estate charges in fiscal 2011 and the absence of non-income tax-related expenses (such as fees and licenses), which were included in fiscal 2010. Partially offsetting these items were higher headcount-related expenses, higher outside services costs for operational support areas, and increased equipment, depreciation, and rent expenses.

Effect of Foreign Currency

In fiscal 2012, foreign currency fluctuations, net of hedging, increased the combined R&D, sales and marketing, and G&A expenses by $90 million, or approximately 0.5%, compared with fiscal 2011. In fiscal 2011, foreign currency fluctuations, net of hedging, increased the combined R&D, sales and marketing, and G&A expenses by $53 million, or approximately 0.3%, compared with fiscal 2010.

Headcount

Fiscal 2012 Compared with Fiscal 2011

Our headcount decreased by 5,186 employees in fiscal 2012. The decrease was attributable to headcount reductions from the completion of the sale of our Juarez, Mexico manufacturing operations and from our restructuring actions initiated in July 2011. Partially offsetting these declines in headcount were headcount increases due to the growth of our service business and targeted hiring in engineering, which includes the hiring of recent university graduates.

Fiscal 2011 Compared with Fiscal 2010

For fiscal 2011, our headcount increased by 1,111 employees, the increase being attributable to targeted hiring as part of our investment in growth initiatives, partially offset by the impacts of our voluntary early retirement program and our restructuring activities, which began to reduce our headcount in late fiscal 2011.

Share-Based Compensation Expense

The following table presents share-based compensation expense (in millions):

Years Ended	July 28, 2012	July 30, 2011	July 31, 2010
Cost of sales—product	$53	$61	$57
Cost of sales—service	156	177	164

Share-based compensation expense in cost of sales	209	238	221

Research and development	401	481	450
Sales and marketing	588	651	602
General and administrative	203	250	244

Share-based compensation expense in operating expenses	1,192	1,382	1,296

Total share-based compensation expense	$1,401	$1,620	$1,517

The year-over-year decrease in share-based compensation expense for fiscal 2012, as compared with fiscal 2011, was due primarily to a decrease in the aggregate value of share-based awards granted in recent periods, the timing of the annual grants to employees in fiscal 2012, and stock options awards from prior years becoming fully amortized and replaced with restricted stock units with a lower aggregate value. See Note 14 to the Consolidated Financial Statements.

The increase in share-based compensation expense for fiscal 2011, as compared with fiscal 2010, was due primarily to a change in vesting periods from five to four years for awards granted beginning in fiscal 2009, the timing of annual employee grants, and the overall growth in headcount and number of share-based awards granted on a year-over-year basis.

Amortization of Purchased Intangible Assets

The following table presents the amortization of purchased intangible assets included in operating expenses (in millions):

Years Ended	July 28, 2012	July 30, 2011	July 31, 2010
Amortization of purchased intangible assets included in operating expenses	$383	$520	$491

The decrease in amortization of purchased intangible assets for fiscal 2012, compared with fiscal 2011, was primarily due to the absence of significant impairment charges during fiscal 2012 and also due to certain purchased intangible assets having become fully amortized or impaired in fiscal 2011. For fiscal 2011, as compared with fiscal 2010, the increase in the amortization of purchased intangible assets was due to impairment charges included in operating expenses of $92 million, partially offset by lower amortization due to certain purchased intangible assets having become fully amortized. The impairment charges in fiscal 2011 were primarily due to declines in estimated fair value as a result of reductions in expected future cash flows associated with certain of our consumer products. For additional information regarding purchased intangible assets, see Note 4 to the Consolidated Financial Statements.

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

Restructuring and Other Charges

In fiscal 2012, we incurred within operating expenses net restructuring and other charges of approximately $304 million, consisting of $250 million of employee severance charges for employees subject to our workforce reduction and $54 million of other restructuring charges.

In fiscal 2011, we incurred within operating expenses restructuring charges of $799 million. These charges included $453 million related to a voluntary early retirement program for eligible employees in the United States and Canada; $247 million related to employee severance for other employees subject to our reduction of our work force; and $71 million related to the impairment of goodwill and intangible assets, primarily as a result of the sale of our Juarez, Mexico manufacturing operations. We also recorded charges within operating expenses of $28 million related to the consolidation of excess facilities and other activities.

Operating Income

The following table presents our operating income and our operating income as percentage of revenue (in millions, except percentages):

Years Ended	July 28, 2012	July 30, 2011	July 31, 2010
Operating income	$10,065	$7,674	$9,164
Operating income as a percentage of revenue	21.9%	17.8%	22.9%

In fiscal 2012, as compared with fiscal 2011, our results reflect solid execution on delivering profitable growth, as we grew operating income faster than revenue. Operating income increased by 31%, as a percentage of revenue operating income increased by 4.1 percentage points. The increase resulted from: revenue growth of 7%; effective expense management that resulted in lower total R&D, sales and marketing, and G&A expenses as a percentage of revenue; lower amortization of purchased intangible assets; lower restructuring and other charges; and lower share-based compensation expense.

In fiscal 2011, as compared with fiscal 2010, operating income as a percentage of revenue decreased by 5.1 percentage points. The decrease was primarily the result of the following: a 2.6 percentage point decrease in gross margin; higher total R&D, sales and marketing, and G&A expenses as a percentage of revenue; and restructuring and other charges of $799 million.

Interest and Other Income, Net

Interest Income (Expense), Net The following table summarizes interest income and interest expense (in millions):

Years Ended	July 28, 2012	July 30, 2011	Variance in Dollars	July 30, 2011	July 31, 2010	Variance in Dollars
Interest income	$650	$641	$9	$641	$635	$6
Interest expense	(596)	(628)	32	(628)	(623)	(5)

Interest income (expense), net	$54	$13	$41	$13	$12	$1

Fiscal 2012 Compared with Fiscal 2011

Interest income increased slightly in fiscal 2012 as compared with fiscal 2011. The slight increase was due to increased income from financing receivables, partially offset by the effect of lower average interest rates on our portfolio of cash, cash equivalents, and fixed income investments. The decrease in interest expense in fiscal 2012, as compared with fiscal 2011, was attributable to the effect of lower average interest rates on our debt due to favorable hedging impacts.

Fiscal 2011 Compared with Fiscal 2010

Interest income increased slightly in fiscal 2011 due to increased income from financing receivables, partially offset by the effect of lower average interest rates on our portfolio of cash, cash equivalents, and fixed income investments. The increase in interest expense in fiscal 2011, as compared with fiscal 2010, was due to higher average debt balances during fiscal 2011 attributable to our senior debt issuance in March 2011. Partially offsetting the impact of higher average debt balances during fiscal 2011 is the effect of lower average interest rates on our debt during fiscal 2011.

Other Income, Net The components of other income, net, are summarized as follows (in millions):

Years Ended	July 28, 2012	July 30, 2011	Variance in Dollars	July 30, 2011	July 31, 2010	Variance in Dollars
Gains (losses) on investments, net:
Publicly traded equity securities	$43	$88	$(45)	$88	$66	$22
Fixed income securities	58	91	(33)	91	103	(12)

Total available-for-sale investments	101	179	(78)	179	169	10
Privately held companies	(70)	34	(104)	34	54	(20)

Net gains on investments	31	213	(182)	213	223	(10)
Other gains (losses), net	9	(75)	84	(75)	16	(91)

Other income, net	$40	$138	$(98)	$138	$239	$(101)

Fiscal 2012 Compared with Fiscal 2011

The decrease in total net gains on available-for-sale investments in fiscal 2012 compared with fiscal 2011 was attributable to lower gains on fixed income and publicly traded equity securities in fiscal 2012 as a result of market conditions and the timing of sales of these securities. See Note 8 to the Consolidated Financial Statements for the unrealized gains and losses on investments. For fiscal 2012 as compared with fiscal 2011, the change in net (losses) gains on investments in privately held companies was primarily due to equity method losses related to our proportional share of losses from our VCE joint venture increasing by $84 million for fiscal 2012. The change in other gains and (losses), net for fiscal 2012 as compared with fiscal 2011, was primarily due to more favorable foreign exchange impacts in fiscal 2012.

Fiscal 2011 Compared with Fiscal 2010

The increase in total net gains on available-for-sale investments in fiscal 2011 compared with fiscal 2010 was primarily attributable to higher gains on publicly traded equity securities, partially offset by lower gains on fixed income securities in fiscal 2011. These changes were the result of market conditions and the timing of sales of these securities. For fiscal 2011 as compared with fiscal 2010, the decline in net gains on investments in privately held companies was due to lower net equity method gains and lower gains on sales. The decline was partially offset by lower impairment charges on investments in privately held companies. Impairment charges on investments in privately held companies were $10 million and $25 million for fiscal 2011 and 2010, respectively. The change in other gains and (losses), net for fiscal 2011 as compared with fiscal 2010, was primarily due to fiscal 2011 experiencing lower gains from customer lease terminations, higher donations expense, and unfavorable foreign exchange impacts.

Provision for Income Taxes

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

Fiscal 2012 Compared with Fiscal 2011

The provision for income taxes resulted in an effective tax rate of 20.8% for fiscal 2012, compared with 17.1% for fiscal 2011. The net 3.7 percentage point increase in the effective tax rate between fiscal years was attributable to a smaller proportion of net income which was subject to foreign income tax rates that are lower than the U.S. federal statutory rate of 35% and the expiration of the U.S. federal R&D tax credit on December 31, 2011, partially offset by other items including a reduction in state taxes.

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

Balance Sheet and Cash Flows

Cash and Cash Equivalents and Investments The following table summarizes our cash and cash equivalents and investments (in millions):

	July 28, 2012	July 30, 2011	Increase
Cash and cash equivalents	$9,799	$7,662	$2,137
Fixed income securities	37,297	35,562	1,735
Publicly traded equity securities	1,620	1,361	259

Total	$48,716	$44,585	$4,131

The increase in cash and cash equivalents and investments was primarily the result of cash provided by operations of $11.5 billion, an increase from $10.1 billion in fiscal 2011. Significant uses of cash in fiscal 2012 included the repurchase of common stock (net of the issuance of common stock related to employee stock incentive plans) of $3.4 billion, cash dividends paid of $1.5 billion, capital expenditures of $1.1 billion, and the pay-down of short-term debt of $557 million.

The increase in cash provided by operating activities in fiscal 2012 as compared with fiscal 2011 was primarily the result of an increase in net income and a smaller increase in financing receivables in fiscal 2012.

Our total in cash and cash equivalents and investments held by various foreign subsidiaries was $42.5 billion and $39.8 billion as of July 28, 2012 and July 30, 2011, respectively. Under current tax laws and regulations, if cash and cash equivalents and investments held outside the United States were to be distributed to the United States in the form of dividends or otherwise, we would be subject to additional U.S. income taxes (subject to an adjustment for foreign tax credits) and foreign withholding taxes. The balance available in the United States as of July 28, 2012 and July 30, 2011 was $6.2 billion and $4.8 billion, respectively. On July 30, 2012, subsequent to year end, we completed our acquisition of NDS Group Limited, which reduced our current balance of cash and cash equivalents and investments held by various foreign subsidiaries by approximately $5.0 billion. See Note 3 to the Consolidated Financial Statements.

We maintain an investment portfolio of various holdings, types, and maturities. We classify our investments as short-term investments based on their nature and their availability for use in current operations. We believe the overall credit quality of our portfolio is strong, with our cash equivalents and our fixed income investment portfolio consisting primarily of high quality investment-grade securities. We believe that our strong cash and cash equivalents and investments position allows us to use our cash resources for strategic investments to gain access to new technologies, for acquisitions, for customer financing activities, for working capital needs, and for the repurchase of shares of common stock and payment of dividends.

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

Accounts Receivable, Net The following table summarizes our accounts receivable, net (in millions), and DSO:

	July 28, 2012	July 30, 2011	Decrease
Accounts receivable, net	$4,369	$4,698	$(329)
DSO	34	38	(4)

Our accounts receivable net, as of July 28, 2012 decreased by approximately 7% compared with the end of fiscal 2011. Our DSO as of July 28, 2012 was lower by 4 days compared with the end of fiscal 2011. The decrease in DSO was due to an improvement in shipment linearity during the fourth quarter of fiscal 2012, compared with the fourth quarter of fiscal 2011.

Services billings have traditionally had the effect of increasing DSO due in part to the timing of billings, which in comparison to product billings, have a larger proportion billed in the latter part of the quarter. Given various factors such as our business mix, linearity, and the growth of our service business, going forward we expect DSO to continue to be in the range of 30 to 40 days.

Inventory Supply Chain The following table summarizes our inventories and purchase commitments with contract manufacturers and suppliers (in millions, except annualized inventory turns):

	July 28, 2012	July 30, 2011	Increase (Decrease)
Inventories	$1,663	$1,486	$177
Annualized inventory turns	11.7	11.8	(0.1)
Purchase commitments with contract manufacturers and suppliers	$3,869	$4,313	$(444)

Inventory as of July 28, 2012 increased by 12% from our inventory balance at the end of fiscal 2011, and for the same period purchase commitments with contract manufacturers and suppliers declined by approximately 10%. On a combined basis, inventories and purchase commitments with contract manufacturers and suppliers decreased by 5% compared with the end of fiscal 2011.

The inventory increase was due to higher levels of manufactured finished goods in support of current order activity. The decline in purchase commitments in fiscal 2012, as compared to fiscal 2011, was due to the increased commitments we made in fiscal 2011 to secure our near-term supply needs as a result of supply constraints resulting from the earthquake in Japan. We believe our inventory and purchase commitments levels are in line with our current demand forecasts.

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

Financing Receivables and Guarantees We measure our net balance sheet exposure position related to our financing receivables and financing guarantees by reducing the total of gross financing receivables and financing guarantees by the associated allowances for credit loss and deferred revenue. As of July 28, 2012, our net balance sheet exposure position related to financing receivables and financing guarantees was as follows (in millions):

	FINANCING RECEIVABLES				FINANCING GUARANTEES			TOTAL
July 28, 2012	Lease Receivables	Loan Receivables	Financed Service Contracts and Other	Total	Channel Partner	End-User Customers	Total
Gross amount less unearned income	$3,179	$1,796	$2,651	$7,626	$277	$232	$509	$8,135
Allowance for credit loss	(247)	(122)	(11)	(380)	—	—	—	(380)
Deferred revenue	(71)	(98)	(1,838)	(2,007)	(193)	(200)	(393)	(2,400)

Net balance sheet exposure	$2,861	$1,576	$802	$5,239	$84	$32	$116	$5,355

Financing Receivables Gross financing receivables less unearned income increased by 9% compared with the end of fiscal 2011. The change was primarily due to a 22% increase in loan receivables and an 11% increase in lease receivables. Gross financed service contracts and other increased by 1% compared with the end of fiscal 2011. We provide financing to certain end-user customers and channel partners to enable sales of our products, services, and networking solutions. These financing arrangements include leases, financed service contracts, and loans. Arrangements related to leases are generally collateralized by a security interest in the underlying assets. Lease receivables include sales-type and direct-financing leases. We also provide certain qualified customers financing for long-term service contracts, which primarily relate to technical support services and advanced services. Our loan financing arrangements may include not only financing the acquisition of our products and services but also providing additional funds for other costs associated with network installation and integration of our products and services. We expect to continue to expand the use of our financing programs in the near term.

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

Deferred Revenue Related to Financing Receivables and Guarantees The majority of the deferred revenue in the preceding table is related to financed service contracts. The majority of the revenue related to financed service contracts, which primarily relates to technical support services, is deferred as the revenue related to financed service contracts is recognized ratably over the period during which the related services are to be performed. A portion of the revenue related to lease and loan receivables is also deferred and included in deferred product revenue based on revenue recognition criteria not currently having been met.

Borrowings

Senior Notes The following table summarizes the principal amount of our senior notes (in millions):

	July 28, 2012	July 30, 2011
Senior notes:
Floating-rate notes, due 2014	$1,250	$1,250
1.625% fixed-rate notes, due 2014	2,000	2,000
2.90% fixed-rate notes, due 2014	500	500
5.50% fixed-rate notes, due 2016	3,000	3,000
3.15% fixed-rate notes, due 2017	750	750
4.95% fixed-rate notes, due 2019	2,000	2,000
4.45% fixed-rate notes, due 2020	2,500	2,500
5.90% fixed-rate notes, due 2039	2,000	2,000
5.50% fixed-rate notes, due 2040	2,000	2,000

Total	$16,000	$16,000

Interest is payable semiannually on each class of the senior fixed-rate notes, each of which is redeemable by us at any time, subject to a make-whole premium. Interest is payable quarterly on the floating-rate notes. We were in compliance with all debt covenants as of July 28, 2012.

Commercial Paper In fiscal 2011 we established a short-term debt financing program of up to $3.0 billion through the issuance of commercial paper notes. As of July 28, 2012, we had no commercial paper outstanding under this program. As of July 30, 2011, we had commercial paper notes of $500 million outstanding under this program.

Other Notes and Borrowings Other notes and borrowings include notes and credit facilities with a number of financial institutions that are available to certain of our foreign subsidiaries. The amount of borrowings outstanding under these arrangements was $31 million and $88 million as of July 28, 2012 and July 30, 2011, respectively.

Credit Facility On February 17, 2012, we terminated our then-existing credit facility and entered into a credit agreement with certain institutional lenders that provides for a $3.0 billion unsecured revolving credit facility that is scheduled to expire on February 17, 2017. Any advances under the credit agreement will accrue interest at rates that are equal to, based on certain conditions, either (i) the higher of the Federal Funds rate plus 0.50%, Bank of America’s “prime rate” as announced from time to time or one-month LIBOR plus 1.00%, or (ii) LIBOR plus a margin that is based on our senior debt credit ratings as published by Standard & Poor’s Financial Services, LLC and Moody’s Investors Service, Inc. The credit agreement requires that we comply with certain covenants, including that we maintain an interest coverage ratio as defined in the agreement. As of July 28, 2012, we were in compliance with the required interest coverage ratio and the other covenants and we had not borrowed any funds under the credit facility.

We may also, upon the agreement of either the then-existing lenders or additional lenders not currently parties to the agreement, increase the commitments under the credit facility by up to an additional $2.0 billion and/or extend the expiration date of the credit facility up to February 17, 2019.

Deferred Revenue The following table presents the breakdown of deferred revenue (in millions):

	July 28, 2012	July 30, 2011	Increase (Decrease)
Service	$9,173	$8,521	$652
Product	3,707	3,686	21

Total	$12,880	$12,207	$673

Reported as:
Current	$8,852	$8,025	$827
Noncurrent	4,028	4,182	(154)

Total	$12,880	$12,207	$673

The 8% increase in deferred service revenue in fiscal 2012 reflects the impact of new contract initiations and renewals, partially offset by the ongoing amortization of deferred service revenue. The slight increase in deferred product revenue was due to increased deferrals related to subscription revenue arrangements and, to a lesser extent, higher two-tier deferred revenue which was due to improved shipment linearity to two-tier partners during the fourth quarter of fiscal 2012. This increase was partially offset by decreased deferred revenue related to our financing arrangements.

Contractual Obligations

The impact of contractual obligations on our liquidity and capital resources in future periods should be analyzed in conjunction with the factors that impact our cash flows from operations discussed previously. In addition, we plan for and measure our liquidity and capital resources through an annual budgeting process. The following table summarizes our contractual obligations at July 28, 2012 (in millions):

	PAYMENTS DUE BY PERIOD
July 28, 2012	Total	Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years
Operating leases	$1,139	$328	$442	$167	$202
Purchase commitments with contract manufacturers and suppliers	3,869	3,869	—	—	—
Other purchase obligations	1,460	501	808	151	—
Long-term debt	16,010	—	3,760	3,750	8,500
Other long-term liabilities	425	—	88	40	297

Total by period	$22,903	$4,698	$5,098	$4,108	$8,999

Other long-term liabilities (uncertainty in the timing of future payments)	1,977

Total	$24,880

Operating Leases For more information on our operating leases, see Note 12 to the Consolidated Financial Statements.

Purchase Commitments with Contract Manufacturers and Suppliers We purchase components from a variety of suppliers and use several contract manufacturers to provide manufacturing services for our products. A significant portion of our reported estimated purchase commitments arising from these agreements are firm, noncancelable, and unconditional commitments. We record a liability for firm, noncancelable, and unconditional purchase commitments for quantities in excess of our future demand forecasts consistent with the valuation of our excess and obsolete inventory. See further discussion in “Inventory Supply Chain.” As of July 28, 2012, the liability for these purchase commitments was $193 million and is recorded in other current liabilities and is not included in the preceding table.

Other Purchase Obligations Other purchase obligations represent an estimate of all contractual obligations in the ordinary course of business, other than operating leases and commitments with contract manufacturers and suppliers, for which we have not received the goods or services. Purchase orders are not included in the preceding table as they typically represent our authorization to purchase rather than binding contractual purchase obligations.

Long-Term Debt The amount of long-term debt in the preceding table represents the principal amount of the respective debt instruments. See Note 10 to the Consolidated Financial Statements.

Other Long-Term Liabilities Other long-term liabilities primarily include noncurrent income taxes payable, accrued liabilities for deferred compensation, noncurrent deferred tax liabilities, and certain other long-term liabilities. Due to the uncertainty in the timing of future payments, our noncurrent income taxes payable of approximately $1.8 billion and noncurrent deferred tax liabilities of $133 million were presented as one aggregated amount in the total column on a separate line in the preceding table. Noncurrent income taxes payable include uncertain tax positions (see Note 15 to the Consolidated Financial Statements) partially offset by payments.

Other Commitments

In connection with our business combinations and asset purchases, we have agreed to pay certain additional amounts contingent upon the achievement of agreed-upon technology, development, product, or other milestones or continued employment with us of certain employees of acquired entities. See Note 12 to the Consolidated Financial Statements.

We also have certain funding commitments primarily related to our investments in privately held companies and venture funds, some of which are based on the achievement of certain agreed-upon milestones, and some of which are required to be funded on demand. The funding commitments were $120 million as of July 28, 2012, compared with $192 million as of July 30, 2011.

Insieme Networks, Inc. In the third quarter of fiscal 2012, we made an investment in Insieme Networks, Inc. (“Insieme”), an early-stage company focused on research and development in the data center market. This investment includes $100 million of funding and a license to certain of our technology. As a result of this investment, we own approximately 86% of Insieme and have consolidated the results of Insieme in our Consolidated Financial Statements beginning in the third quarter of fiscal 2012.

In connection with this investment, Insieme and we have entered into a put/call option agreement that provides us with the right to purchase the remaining interests in Insieme. In addition, the noncontrolling interest holders can require us to purchase their shares upon the occurrence of certain events. If we acquire the remaining interests of Insieme, the noncontrolling interest holders are eligible to receive two milestone payments, which will be determined using agreed-upon formulas based on revenue for certain of Insieme’s products. We will begin recognizing the amounts due under the milestone payments when it is determined that such payments are probable of being earned, which we expect may be in fiscal 2014. When such a determination is made, the milestone payments will then be recorded as compensation expense by us based on an estimate of the fair value of the amounts probable of being earned, pursuant to a vesting schedule. Subsequent changes to the fair value of the amounts probable of being earned and the continued vesting will result in adjustments to the recorded compensation expense. The maximum amount that could be recorded as compensation expense by us is approximately $750 million. The milestone payments, if earned, are expected to be paid primarily during fiscal 2016 and fiscal 2017.

Off-Balance Sheet Arrangements

We consider our investments in unconsolidated variable interest entities to be off-balance sheet arrangements. In the ordinary course of business, we have investments in privately held companies and provide financing to certain customers. These privately held companies and customers may be considered to be variable interest entities. We evaluate on an ongoing basis our investments in these privately held companies and customer financings and we have determined that as of July 28, 2012 there were no material unconsolidated variable interest entities.

VCE is a joint venture that we formed in fiscal 2010 with EMC Corporation (“EMC”), with investments from VMware, Inc. (“VMware”) and Intel Corporation. VCE helps organizations leverage best-in-class technologies and disciplines from Cisco, EMC, and VMware to enable the transformation to cloud computing. As of July 28, 2012, our cumulative gross investment in VCE was approximately $392 million, inclusive of accrued interest, and our ownership percentage was approximately 35%. During fiscal 2012, we invested approximately $276 million in VCE. We account for our investment in VCE under the equity method and our portion of VCE’s net loss is recognized in other income, net. As of July 28, 2012, we have recorded cumulative losses since inceptions from VCE of $239 million. Our carrying value in VCE as of July 28, 2012 was $153 million. Over the next 12 months, as VCE scales its operations, we expect that we will make additional investments in VCE and may incur additional losses proportionate with our share ownership.

From time to time, EMC and Cisco may enter into guarantee agreements on behalf of VCE to indemnify third parties, such as customers, for monetary damages. Such guarantees were not material as of July 28, 2012.

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

Securities Lending

We periodically engage in securities lending activities with certain of our available-for-sale investments. These transactions are accounted for as a secured lending of the securities, and the securities are typically loaned only on an overnight basis. The average daily balance of securities lending for fiscal 2012 and 2011 was $0.5 billion and $1.6 billion, respectively. We require collateral equal to at least 102% of the fair market value of the loaned security and that the collateral be in the form of cash or liquid, high-quality assets. We engage in these secured lending transactions only with highly creditworthy counterparties, and the associated portfolio custodian has agreed to indemnify us against collateral losses. As of July 28, 2012 and July 30, 2011, we had no outstanding securities lending transactions. We believe these arrangements do not present a material risk or impact to our liquidity requirements.

Stock Repurchase Program

In September 2001, our Board of Directors authorized a stock repurchase program. As of July 28, 2012, our Board of Directors had authorized an aggregate repurchase of up to $82 billion of common stock under this program, and the remaining authorized repurchase amount was $5.9 billion with no termination date. The stock repurchase activity under the stock repurchase program, reported based on the trade date is summarized as follows (in millions, except per-share amounts):

	Shares Repurchased	Weighted- Average Price per Share	Amount Repurchased
Cumulative balance at July 31, 2010	3,127	$20.78	$64,982
Repurchase of common stock under the stock repurchase program	351	19.36	6,791

Cumulative balance at July 30, 2011	3,478	$20.64	$71,773
Repurchase of common stock under the stock repurchase program	262	16.64	4,360

Cumulative balance at July 28, 2012	3,740	$20.36	$76,133

Dividends

During fiscal 2012 and 2011, our Board of Directors declared the following dividends (in millions,except per-share amounts):

Declaration Date	Dividend per Share	Record Date	Amount	Payment Date
Fiscal 2012
June 14, 2012	$0.08	July 5, 2012	$425	July 25, 2012
February 7, 2012	0.08	April 5, 2012	432	April 25, 2012
December 15, 2011	0.06	January 5, 2012	322	January 25, 2012
September 20, 2011	0.06	October 6, 2011	322	October 26, 2011

Total	$0.28		$1,501

Fiscal 2011
June 8, 2011	$0.06	July 7, 2011	$329	July 27, 2011
March 17, 2011	0.06	March 31, 2011	329	April 20, 2011

Total	$0.12		$658

On August 14, 2012 our Board of Directors declared a quarterly dividend of $0.14 per common share, a six-cent increase over the previous quarter’s dividend, to be paid on October 24, 2012 to all shareholders of record as of the close of business on October 4, 2012. Any future dividends will be subject to the approval of our Board of Directors.

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

Interest Rate Risk

Fixed Income Securities We maintain an investment portfolio of various holdings, types, and maturities. Our primary objective for holding fixed income securities is to achieve an appropriate investment return consistent with preserving principal and managing risk. At any time, a sharp rise in market interest rates could have a material adverse impact on the fair value of our fixed income investment portfolio. Conversely, declines in interest rates, including the impact from lower credit spreads, could have a material adverse impact on interest income for our investment portfolio. We may utilize derivative instruments designated as hedging instruments to achieve our investment objectives. We had no outstanding hedging instruments for our fixed income securities as of July 28, 2012. Our fixed income investments are held for purposes other than trading. Our fixed income investments are not leveraged as of July 28, 2012. We monitor our interest rate and credit risks, including our credit exposures to specific rating categories and to individual issuers. As of July 28, 2012, approximately 80% of our fixed income securities balance consists of U.S. government and U.S. government agency securities. We believe the overall credit quality of our portfolio is strong.

The following tables present the hypothetical fair values of our fixed income securities, including the hedging effects when applicable, as a result of selected potential market decreases and increases in interest rates. The market changes reflect immediate hypothetical parallel shifts in the yield curve of plus or minus 50 basis points (“BPS”), plus 100 BPS, and plus 150 BPS. Due to the low interest rate environment at the end of each of fiscal 2012 and fiscal 2011, we did not believe a parallel shift of minus 100 BPS or minus 150 BPS was relevant. The hypothetical fair values as of July 28, 2012 and July 30, 2011 are as follows (in millions):

	VALUATION OF SECURITIES GIVEN AN INTEREST RATE DECREASE OF X BASIS POINTS			FAIR VALUE AS OF JULY 28, 2012	VALUATION OF SECURITIES GIVEN AN INTEREST RATE INCREASE OF X BASIS POINTS
	(150 BPS)	(100 BPS)	(50 BPS)		50 BPS	100 BPS	150 BPS
Fixed income securities	N/A	N/A	$37,483	$37,297	$37,111	$36,924	$36,737

	VALUATION OF SECURITIES GIVEN AN INTEREST RATE DECREASE OF X BASIS POINTS			FAIR VALUE AS OF JULY 30, 2011	VALUATION OF SECURITIES GIVEN AN INTEREST RATE INCREASE OF X BASIS POINTS
	(150 BPS)	(100 BPS)	(50 BPS)		50 BPS	100 BPS	150 BPS
Fixed income securities	N/A	N/A	$35,740	$35,562	$35,384	$35,206	$35,029

Impairment charges on our investments in fixed income securities were not material for fiscal 2012, 2011, or 2010.

Debt As of July 28, 2012, we had $16.0 billion in principal amount of senior notes outstanding, which consisted of $1.25 billion floating-rate notes and $14.75 billion fixed-rate notes. The carrying amount of the senior notes was $16.3 billion, and the related fair value was $18.8 billion, which fair value is based on market prices. As of July 28, 2012, a hypothetical 50 BPS increase or decrease in market interest rates would change the fair value of the fixed-rate debt, excluding the $4.25 billion of hedged debt, by a decrease or increase of $0.6 billion, respectively. However, this hypothetical change in interest rates would not impact the interest expense on the fixed-rate debt, which is not hedged.

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

Publicly Traded Equity Securities The following tables present the hypothetical fair values of publicly traded equity securities as a result of selected potential decreases and increases in the price of each equity security in the portfolio, excluding hedged equity securities, if any. Potential fluctuations in the price of each equity security in the portfolio of plus or minus 10%, 20%, and 30% were selected based on potential near-term changes in those security prices. The hypothetical fair values as of July 28, 2012 and July 30, 2011 are as follows (in millions):

	VALUATION OF SECURITIES GIVEN AN X% DECREASE IN EACH STOCK’S PRICE			FAIR VALUE AS OF JULY 28, 2012	VALUATION OF SECURITIES GIVEN AN X% INCREASE IN EACH STOCK’S PRICE
	(30)%	(20)%	(10)%		10%	20%	30%
Publicly traded equity securities	$944	$1,078	$1,213	$1,348	$1,483	$1,618	$1,752

	VALUATION OF SECURITIES GIVEN AN X% DECREASE IN EACH STOCK’S PRICE			FAIR VALUE AS OF JULY 30, 2011	VALUATION OF SECURITIES GIVEN AN X% INCREASE IN EACH STOCK’S PRICE
	(30)%	(20)%	(10)%		10%	20%	30%
Publicly traded equity securities	$953	$1,089	$1,225	$1,361	$1,497	$1,633	$1,769

Impairment charges on our investments in publicly traded equity securities were not material during the fiscal years presented.

Investments in Privately Held Companies We have also invested in privately held companies. These investments are recorded in other assets in our Consolidated Balance Sheets and are accounted for using primarily either the cost or the equity method. As of July 28, 2012, the total carrying amount of our investments in privately held companies was $858 million, compared with $796 million at July 30, 2011. Some of the privately held companies in which we invested are in the startup or development stages. These investments are inherently risky because the markets for the technologies or products these companies are developing are typically in the early stages and may never materialize. We could lose our entire investment in these companies. Our evaluation of investments in privately held companies is based on the fundamentals of the businesses invested in, including, among other factors, the nature of their technologies and potential for financial return. Our impairment charges on investments in privately held companies were $23 million, $10 million, and $25 million for fiscal 2012, 2011, and 2010, respectively.

Foreign Currency Exchange Risk

Our foreign exchange forward and option contracts outstanding at fiscal year-end are summarized in U.S. dollar equivalents as follows (in millions):

	July 28, 2012		July 30, 2011
	Notional Amount	Fair Value	Notional Amount	Fair Value
Forward contracts:
Purchased	$3,336	$(10)	$3,722	$9
Sold	$1,566	$5	$1,225	$(10)
Option contracts:
Purchased	$2,478	$31	$1,547	$63
Sold	$2,239	$(25)	$1,577	$(12)

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

Approximately 70% of our operating expenses are U.S.-dollar denominated. In fiscal 2012, foreign currency fluctuations, net of hedging, increased the combined R&D, sales and marketing, and G&A expenses by $90 million, or approximately 0.5%, compared with fiscal 2011, and 0.3% in fiscal 2011 compared with fiscal 2010. To reduce variability in operating expenses and service cost of sales caused by non-U.S.-dollar denominated operating expenses and costs, we hedge certain forecasted foreign currency transactions with currency options and forward contracts. These hedging programs are not designed to provide foreign currency protection over long time horizons. In designing a specific hedging approach, we consider several factors, including offsetting exposures, significance of exposures, costs associated with entering into a particular hedge instrument, and potential effectiveness of the hedge. The gains and losses on foreign exchange contracts mitigate the effect of currency movements on our operating expenses and service cost of sales.

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Cisco Systems, Inc.:

In our opinion, the consolidated balance sheets and the related consolidated statements of operations, of cash flows and of equity listed in the accompanying index present fairly, in all material respects, the financial position of Cisco Systems, Inc. and its subsidiaries at July 28, 2012 and July 30, 2011, and the results of their operations and their cash flows for each of the three years in the period ended July 28, 2012 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of July 28, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

September 11, 2012

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

Management (with the participation of the principal executive officer and principal financial officer) conducted an evaluation of the effectiveness of Cisco’s internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that Cisco’s internal control over financial reporting was effective as of July 28, 2012. PricewaterhouseCoopers LLP, an independent registered public accounting firm, has audited the effectiveness of Cisco’s internal control over financial reporting and has issued a report on Cisco’s internal control over financial reporting, which is included in their report on the preceding page.

John T. Chambers	Frank A. Calderoni
Chairman and Chief Executive Officer	Executive Vice President and Chief Financial Officer
September 12, 2012	September 12, 2012

Consolidated Balance Sheets

(in millions, except par value)

	July 28, 2012	July 30, 2011
ASSETS
Current assets:
Cash and cash equivalents	$9,799	$7,662
Investments	38,917	36,923
Accounts receivable, net of allowance for doubtful accounts of $207 at July 28, 2012 and $204 at July 30, 2011	4,369	4,698
Inventories	1,663	1,486
Financing receivables, net	3,661	3,111
Deferred tax assets	2,294	2,410
Other current assets	1,230	941

Total current assets	61,933	57,231
Property and equipment, net	3,402	3,916
Financing receivables, net	3,585	3,488
Goodwill	16,998	16,818
Purchased intangible assets, net	1,959	2,541
Other assets	3,882	3,101

TOTAL ASSETS	$91,759	$87,095

LIABILITIES AND EQUITY
Current liabilities:
Short-term debt	$31	$588
Accounts payable	859	876
Income taxes payable	276	120
Accrued compensation	2,928	3,163
Deferred revenue	8,852	8,025
Other current liabilities	4,785	4,734

Total current liabilities	17,731	17,506
Long-term debt	16,297	16,234
Income taxes payable	1,844	1,191
Deferred revenue	4,028	4,182
Other long-term liabilities	558	723

Total liabilities	40,458	39,836

Commitments and contingencies (Note 12)
Equity:
Cisco shareholders’ equity:
Preferred stock, no par value: 5 shares authorized; none issued and outstanding	—	—
Common stock and additional paid-in capital, $0.001 par value: 20,000 shares authorized; 5,298 and 5,435 shares issued and outstanding at July 28, 2012 and July 30, 2011, respectively	39,271	38,648
Retained earnings	11,354	7,284
Accumulated other comprehensive income	661	1,294

Total Cisco shareholders’ equity	51,286	47,226
Noncontrolling interests	15	33

Total equity	51,301	47,259

TOTAL LIABILITIES AND EQUITY	$91,759	$87,095

See Notes to Consolidated Financial Statements.

Consolidated Statements of Operations

(in millions, except per-share amounts)

Years Ended	July 28, 2012	July 30, 2011	July 31, 2010
NET SALES:
Product	$36,326	$34,526	$32,420
Service	9,735	8,692	7,620

Total net sales	46,061	43,218	40,040

COST OF SALES:
Product	14,505	13,647	11,620
Service	3,347	3,035	2,777

Total cost of sales	17,852	16,682	14,397

GROSS MARGIN	28,209	26,536	25,643

OPERATING EXPENSES:
Research and development	5,488	5,823	5,273
Sales and marketing	9,647	9,812	8,782
General and administrative	2,322	1,908	1,933
Amortization of purchased intangible assets	383	520	491
Restructuring and other charges	304	799	—

Total operating expenses	18,144	18,862	16,479

OPERATING INCOME	10,065	7,674	9,164
Interest income	650	641	635
Interest expense	(596)	(628)	(623)
Other income, net	40	138	239

Interest and other income, net	94	151	251

INCOME BEFORE PROVISION FOR INCOME TAXES	10,159	7,825	9,415
Provision for income taxes	2,118	1,335	1,648

NET INCOME	$8,041	$6,490	$7,767

Net income per share
Basic	$1.50	$1.17	$1.36

Diluted	$1.49	$1.17	$1.33

Shares used in per-share calculation
Basic	5,370	5,529	5,732

Diluted	5,404	5,563	5,848

Cash dividends declared per common share	$0.28	$0.12	$—

See Notes to Consolidated Financial Statements.

Consolidated Statements of Cash Flows

(in millions)

Years Ended	July 28, 2012	July 30, 2011	July 31, 2010
Cash flows from operating activities:
Net income	$8,041	$6,490	$7,767
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization, and other	2,602	2,486	2,030
Share-based compensation expense	1,401	1,620	1,517
Provision for receivables	50	89	112
Deferred income taxes	(314)	(157)	(477)
Excess tax benefits from share-based compensation	(60)	(71)	(211)
Net gains on investments	(31)	(213)	(223)
Change in operating assets and liabilities, net of effects of acquisitions and divestitures:
Accounts receivable	272	298	(1,528)
Inventories	(287)	(147)	(158)
Financing receivables	(846)	(1,616)	(996)
Other assets	(674)	275	(98)
Accounts payable	(7)	(28)	139
Income taxes, net	418	(156)	55
Accrued compensation	(101)	(64)	565
Deferred revenue	727	1,028	1,531
Other liabilities	300	245	148

Net cash provided by operating activities	11,491	10,079	10,173

Cash flows from investing activities:
Purchases of investments	(41,810)	(37,130)	(48,690)
Proceeds from sales of investments	27,365	17,538	19,300
Proceeds from maturities of investments	12,103	18,117	23,697
Acquisition of property and equipment	(1,126)	(1,174)	(1,008)
Acquisition of businesses, net of cash and cash equivalents acquired	(375)	(266)	(5,279)
Purchases of investments in privately held companies	(380)	(204)	(137)
Return of investments in privately held companies	242	163	58
Other	166	22	128

Net cash used in investing activities	(3,815)	(2,934)	(11,931)

Cash flows from financing activities:
Issuances of common stock	1,372	1,831	3,278
Repurchases of common stock	(4,760)	(6,896)	(7,864)
Short-term borrowings, maturities less than 90 days, net	(557)	512	41
Issuances of debt, maturities greater than 90 days	—	4,109	4,944
Repayments of debt, maturities greater than 90 days	—	(3,113)	—
Excess tax benefits from share-based compensation	60	71	211
Dividends paid	(1,501)	(658)	—
Other	(153)	80	11

Net cash (used in) provided by financing activities	(5,539)	(4,064)	621

Net increase (decrease) in cash and cash equivalents	2,137	3,081	(1,137)
Cash and cash equivalents, beginning of fiscal year	7,662	4,581	5,718

Cash and cash equivalents, end of fiscal year	$9,799	$7,662	$4,581

Cash paid for:
Interest	$681	$777	$692
Income taxes	$2,014	$1,649	$2,068

See Notes to Consolidated Financial Statements.

Consolidated Statements of Equity

(in millions, except per-share amounts)

	Shares of Common Stock	Common Stock and Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Cisco Shareholders’ Equity	Non-controlling Interests	Total Equity
BALANCE AT JULY 25, 2009	5,785	$34,344	$3,868	$435	$38,647	$30	$38,677
Net income			7,767		7,767		7,767
Change in:
Unrealized gains and losses on investments				195	195	(12)	183
Derivative instruments				48	48		48
Cumulative translation adjustment and other				(55)	(55)		(55)

Comprehensive income (loss)					7,955	(12)	7,943

Issuance of common stock	201	3,278			3,278		3,278
Repurchase of common stock	(331)	(2,148)	(5,784)		(7,932)		(7,932)
Tax effects from employee stock incentive plans		719			719		719
Share-based compensation expense		1,517			1,517		1,517
Purchase acquisitions		83			83		83

BALANCE AT JULY 31, 2010	5,655	$37,793	$5,851	$623	$44,267	$18	$44,285
Net income			6,490		6,490		6,490
Change in:
Unrealized gains and losses on investments				154	154	15	169
Derivative instruments				(21)	(21)		(21)
Cumulative translation adjustment and other				538	538		538

Comprehensive income					7,161	15	7,176

Issuance of common stock	141	1,831			1,831		1,831
Repurchase of common stock	(361)	(2,575)	(4,399)		(6,974)		(6,974)
Cash dividends declared ($0.12 per common share)			(658)		(658)		(658)
Tax effects from employee stock incentive plans		(33)			(33)		(33)
Share-based compensation expense		1,620			1,620		1,620
Purchase acquisitions		12			12		12

BALANCE AT JULY 30, 2011	5,435	$38,648	$7,284	$1,294	$47,226	$33	$47,259
Net income			8,041		8,041		8,041
Change in:
Unrealized gains and losses on investments, net				(78)	(78)	(18)	(96)
Derivative instruments				(59)	(59)		(59)
Cumulative translation adjustment and other				(496)	(496)		(496)

Comprehensive income (loss)					7,408	(18)	7,390

Issuance of common stock	137	1,372			1,372		1,372
Repurchase of common stock	(274)	(2,090)	(2,470)		(4,560)		(4,560)
Cash dividends declared ($0.28 per common share)			(1,501)		(1,501)		(1,501)
Tax effects from employee stock incentive plans		(66)			(66)		(66)
Share-based compensation expense		1,401			1,401		1,401
Purchase acquisitions and other		6			6		6

BALANCE AT JULY 28, 2012	5,298	$39,271	$11,354	$661	$51,286	$15	$51,301

Supplemental Information

In September 2001, the Company’s Board of Directors authorized a stock repurchase program. As of July 28, 2012, the Company’s Board of Directors had authorized an aggregate repurchase of up to $82 billion of common stock under this program with no termination date. For additional information regarding stock repurchases, see Note 13 to the Consolidated Financial Statements. The stock repurchases since the inception of this program and the related impacts on Cisco shareholders’ equity are summarized in the following table (in millions):

	Shares of Common Stock	Common Stock and Additional Paid-In Capital	Retained Earnings	Total Cisco Shareholders’ Equity
Repurchases of common stock under the repurchase program	3,740	$17,041	$59,092	$76,133

See Notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements

1. Basis of Presentation

The fiscal year for Cisco Systems, Inc. (the “Company” or “Cisco”) is the 52 or 53 weeks ending on the last Saturday in July. Fiscal 2012 and fiscal 2011 are each 52-week fiscal years, while fiscal 2010 is a 53-week fiscal year. The Consolidated Financial Statements include the accounts of Cisco and its subsidiaries. All significant intercompany accounts and transactions have been eliminated. The Company conducts business globally and is primarily managed on a geographic basis. Beginning in fiscal 2012, the Company is organized into the following three geographic segments: the Americas; Europe, Middle East, and Africa (“EMEA”); and Asia Pacific, Japan, and China (“APJC”). In fiscal 2011, the Company was organized into the following four geographic segments: United States and Canada, European Markets, Emerging Markets, and Asia Pacific Markets. As a result of this geographic segment change in fiscal 2012, countries within the former Emerging Markets segment were consolidated into either EMEA or the Americas segment depending on their respective geographic locations. The Company has reclassified the geographic segment data for prior periods to conform to the current year’s presentation.

The Company consolidates its investment in Insieme Networks, Inc. (“Insieme”) and a venture fund managed by SOFTBANK Corp. and its affiliates (“SOFTBANK”) as these are variable interest entities and the Company is the primary beneficiary. The noncontrolling interests attributed to SOFTBANK are presented as a separate component from the Company’s equity in the equity section of the Consolidated Balance Sheets. SOFTBANK’s share of the earnings in the venture fund is not presented separately in the Consolidated Statements of Operations and is included in other income, net, as this amount is not material for any of the fiscal periods presented. The loss attributable to the noncontrolling interests on Insieme (see Note 12) is not presented separately in the Consolidated Statements of Operations as this amount is not material for the periods presented.

In addition to the geographic segment change referred to earlier, certain other reclassifications have been made to the amounts for prior years in order to conform to the current year’s presentation, which includes the combination of the Company’s financing receivables from a former two classes into a single class (see Note 7) and re-categorization of the Company’s products (see Note 16). The Company has evaluated subsequent events through the date that the financial statements were issued.

2. Summary of Significant Accounting Policies

(a) Cash and Cash Equivalents The Company considers all highly liquid investments purchased with an original or remaining maturity of less than three months at the date of purchase to be cash equivalents. Cash and cash equivalents are maintained with various financial institutions.

(b) Available-for-Sale Investments The Company classifies its investments in both fixed income securities and publicly traded equity securities as available-for-sale investments. Fixed income securities primarily consist of U.S. government securities, U.S. government agency securities, non-U.S. government and agency securities, corporate debt securities, and asset-backed securities. These available-for-sale investments are primarily held in the custody of a major financial institution. A specific identification method is used to determine the cost basis of fixed income and public equity securities sold. These investments are recorded in the Consolidated Balance Sheets at fair value. Unrealized gains and losses on these investments, to the extent the investments are unhedged, are included as a separate component of accumulated other comprehensive income (“AOCI”), net of tax. The Company classifies its investments as current based on the nature of the investments and their availability for use in current operations.

(c) Other-than-Temporary Impairments on Investments When the fair value of a debt security is less than its amortized cost, it is deemed impaired, and the Company will assess whether the impairment is other than temporary. An impairment is considered other than temporary if (i) the Company has the intent to sell the security, (ii) it is more likely than not that the Company will be required to sell the security before recovery of the entire amortized cost basis, or (iii) the Company does not expect to recover the entire amortized cost basis of the security. If impairment is considered other than temporary based on condition (i) or (ii) described earlier, the entire difference between the amortized cost and the fair value of the debt security is recognized in earnings. If an impairment is considered other than temporary based on condition (iii), the amount representing credit losses (defined as the difference between the present value of the cash flows expected to be collected and the amortized cost basis of the debt security) will be recognized in earnings, and the amount relating to all other factors will be recognized in other comprehensive income (“OCI”).

The Company recognizes an impairment charge on publicly traded equity securities when a decline in the fair value of a security below the respective cost basis is judged to be other than temporary. The Company considers various factors in determining whether a decline in the fair value of these investments is other than temporary, including the length of time and extent to which the fair value of the security has been less than the Company’s cost basis, the financial condition and near-term prospects of the issuer, and the Company’s intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value.

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

(e) Allowance for Doubtful Accounts The allowance for doubtful accounts is based on the Company’s assessment of the collectibility of customer accounts. The Company regularly reviews the allowance by considering factors such as historical experience, credit quality, age of the accounts receivable balances, economic conditions that may affect a customer’s ability to pay, and expected default frequency rates. Trade receivables are written off at the point when they are considered uncollectible.

(f) Financing Receivables The Company provides financing arrangements, including leases, financed service contracts, and loans, for certain qualified end-user customers to build, maintain, and upgrade their networks. Lease receivables primarily represent sales-type and direct-financing leases. Leases have on average a four-year term and are usually collateralized by a security interest in the underlying assets, while loan receivables generally have terms of up to three years. Financed service contracts typically have terms of one to three years and primarily relate to technical support services.

The Company determines the adequacy of its allowance for credit loss by assessing the risks and losses inherent in its financing receivables by portfolio segment. The portfolio segment is based on the types of financing offered by the Company to its customers: lease receivables, loan receivables, and financed service contracts and other. Effective in the second quarter of fiscal 2012, the Company combined its financing receivables into a single class as the two prior classes, Established Markets and Growth Markets, now exhibit similar risk characteristics as reflected by the Company’s historical losses. See Note 7.

The Company assesses the allowance for credit loss related to financing receivables on either an individual or a collective basis. The Company considers various factors in evaluating lease and loan receivables and the earned portion of financed service contracts for possible impairment on an individual basis. These factors include the Company’s historical experience, credit quality and age of the receivable balances, and economic conditions that may affect a customer’s ability to pay. When the evaluation indicates that it is probable that all amounts due pursuant to the contractual terms of the financing agreement, including scheduled interest payments, are unable to be collected, the financing receivable is considered impaired. All such outstanding amounts, including any accrued interest, will be assessed and fully reserved at the customer level. Typically, the Company also considers receivables with a risk rating of 8 or higher to be impaired and will include them in the individual assessment for allowance. The Company evaluates the remainder of its financing receivables portfolio for impairment on a collective basis and records an allowance for credit loss at the portfolio segment level. Effective at the beginning of the second quarter of fiscal 2012, the Company refined its methodology for determining the portion of its allowance for credit loss that is evaluated on a collective basis. The refinement consists of more systematically giving effect to economic conditions, concentration of risk, and correlation. The Company also began to use expected default frequency rates published by a major third-party credit-rating agency as well as its own historical loss rate in the event of default. Previously the Company used only historical loss rates published by the same third-party credit-rating agency. These refinements are intended to better identify changes in macroeconomic conditions and credit risk. There was not a material change to the Company’s total allowance for credit loss related to financing receivables as a result of these methodology refinements.

Expected default frequency rates are published quarterly by a major third-party credit-rating agency, and the internal credit risk rating is derived by taking into consideration various customer-specific factors and macroeconomic conditions. These factors, which include the strength of the customer’s business and financial performance, the quality of the customer’s banking relationships, the Company’s specific historical experience with the customer, the performance and outlook of the customer’s industry, the customer’s legal and regulatory environment, the potential sovereign risk of the geographic locations in which the customer is operating, and independent third-party evaluations, are updated regularly or when facts and circumstances indicate that an update is deemed necessary. The Company’s internal credit risk ratings are categorized as 1 through 10, with the lowest credit risk rating representing the highest quality financing receivables.

Financing receivables are written off at the point when they are considered uncollectible and all outstanding balances, including any previously earned but uncollected interest income, will be reversed and charged against earnings. The Company does not typically have any partially written-off financing receivables.

Outstanding financing receivables that are aged 31 days or more from the contractual payment date are considered past due. The Company does not accrue interest on financing receivables that are considered impaired or more than 90 days past due unless either the receivable has not been collected due to administrative reasons or the receivable is well secured. Financing receivables may be placed on nonaccrual status earlier if, in management’s opinion, a timely collection of the full principal and interest becomes uncertain. After a financing receivable has been categorized as nonaccrual, interest will be recognized when cash is received. A financing receivable may be returned to accrual status after all of the customer’s delinquent balances of principal and interest have been settled and the customer remains current for an appropriate period.

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

(g) Depreciation and Amortization Property and equipment are stated at cost, less accumulated depreciation or amortization, whenever applicable. Depreciation and amortization expenses for property and equipment were approximately $1.1 billion, $1.1 billion, and $1.0 billion for fiscal 2012, 2011 and 2010, respectively. Depreciation and amortization are computed using the straight-line method, generally over the following periods:

Asset category	Period
Buildings	25 years
Building improvements	10 years
Furniture and fixtures	5 years
Leasehold improvements	Shorter of remaining lease term or 5 years
Computer equipment and related software	30 to 36 months
Production, engineering, and other equipment	Up to 5 years
Operating lease assets	Based on lease term generally up to 3 years

(h) Business Combinations The Company allocates the fair value of the purchase consideration of its acquisitions to the tangible assets, liabilities, and intangible assets acquired, including in-process research and development (“IPR&D”), based on their estimated fair values. The excess of the fair value of purchase consideration over the fair values of these identifiable assets and liabilities is recorded as goodwill. IPR&D is initially capitalized at fair value as an intangible asset with an indefinite life and assessed for impairment thereafter. When a project underlying reported IPR&D is completed, the corresponding amount of IPR&D is reclassified as an amortizable purchased intangible asset and is amortized over the asset’s estimated useful life. Acquisition-related expenses and restructuring costs are recognized separately from the business combination and are expensed as incurred.

(i) Goodwill and Purchased Intangible Assets Goodwill is tested for impairment on an annual basis in the fourth fiscal quarter and, when specific circumstances dictate, between annual tests. When impaired, the carrying value of goodwill is written down to fair value. The goodwill impairment test involves a two-step process. The first step, identifying a potential impairment, compares the fair value of a reporting unit with its carrying amount, including goodwill. If the carrying value of the reporting unit exceeds its fair value, the second step would need to be conducted; otherwise, no further steps are necessary as no potential impairment exists. The second step, measuring the impairment loss, compares the implied fair value of the reporting unit goodwill with the carrying amount of that goodwill. Any excess of the reporting unit goodwill carrying value over the respective implied fair value is recognized as an impairment loss. Purchased intangible assets with finite lives are carried at cost, less accumulated amortization. Amortization is computed over the estimated useful lives of the respective assets, generally two to seven years. See “Long-Lived Assets,” following, for the Company’s policy regarding impairment testing of purchased intangible assets with finite lives. Purchased intangible assets with indefinite lives are assessed for potential impairment annually or when events or circumstances indicate that their carrying amounts might be impaired.

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

(k) Derivative Instruments The Company recognizes derivative instruments as either assets or liabilities and measures those instruments at fair value. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. For a derivative instrument designated as a fair value hedge, the gain or loss is recognized in earnings in the period of change together with the offsetting loss or gain on the hedged item attributed to the risk being hedged. For a derivative instrument designated as a cash flow hedge, the effective portion of the derivative’s gain or loss is initially reported as a component of AOCI and subsequently reclassified into earnings when the hedged exposure affects earnings. The ineffective portion of the gain or loss is reported in earnings immediately. For a derivative instrument designated as a net investment hedge of the Company’s foreign operations, the gain or loss is recorded in the cumulative translation adjustment within AOCI together with the offsetting loss or gain of the hedged exposure of the underlying foreign operations. Any ineffective portion of the net investment hedges is reported in earnings during the period of change. For derivative instruments that are not designated as accounting hedges, changes in fair value are recognized in earnings in the period of change. The Company records derivative instruments in the statements of cash flows to operating, investing, or financing activities consistent with the cash flows of the hedged item.

(l) Foreign Currency Translation Assets and liabilities of non-U.S. subsidiaries that operate in a local currency environment, where that local currency is the functional currency, are translated to U.S. dollars at exchange rates in effect at the balance sheet date, with the resulting translation adjustments directly recorded to a separate component of AOCI. Income and expense accounts are translated at average exchange rates during the year. Remeasurement adjustments are recorded in other income, net. The effect of foreign currency exchange rates on cash and cash equivalents was not material for any of the fiscal years presented.

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

(n) Revenue Recognition The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collectibility is reasonably assured. In instances where final acceptance of the product, system, or solution is specified by the customer, revenue is deferred until all acceptance criteria have been met. For hosting arrangements, the Company recognizes subscription revenue ratably over the subscription period, while usage revenue is recognized based on utilization. Technical support services revenue is deferred and recognized ratably over the period during which the services are to be performed, which is typically from one to three years. Advanced services transactional revenue is recognized upon delivery or completion of performance.

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

Switching, Next-Generation Network (“NGN”) Routing, Collaboration, Service Provider Video, Wireless, Security, Data Center, and Other Products. The Company also provides technical support and advanced services. The Company has a broad customer base that encompasses virtually all types of public and private entities, including enterprise businesses, service providers, commercial customers, and consumers. The Company and its salesforce are not organized by product divisions, and the Company’s products and services can be sold standalone or together in various combinations across the Company’s geographic segments or customer markets. For example, service provider arrangements are typically larger in scale with longer deployment schedules and involve the delivery of a variety of product technologies, including high-end routing, video and network management software, and other product technologies along with technical support and advanced services. The Company’s enterprise and commercial arrangements are unique for each customer and smaller in scale and may include network infrastructure products such as routers and switches or collaboration technologies such as unified communications and Cisco TelePresence systems products along with technical support services.

The Company enters into revenue arrangements that may consist of multiple deliverables of its product and service offerings due to the needs of its customers. For example, a customer may purchase routing products along with a contract for technical support services. This arrangement would consist of multiple elements, with the products delivered in one reporting period and the technical support services delivered across multiple reporting periods. Another customer may purchase networking products along with advanced service offerings, in which all the elements are delivered within the same reporting period. In addition, distributors and retail partners purchase products or technical support services on a standalone basis for resale to an end user or for purposes of stocking certain products, and these transactions would not result in a multiple-element arrangement.

In many instances, products are sold separately in standalone arrangements as customers may support the products themselves or purchase support on a time-and-materials basis. Advanced services are sometimes sold in standalone engagements such as general consulting, network management, or security advisory projects, and technical support services are sold separately through renewals of annual contracts. The Company determines its Vendor-Specific Objective Evidence (“VSOE”) based on its normal pricing and discounting practices for the specific product or service when sold separately. VSOE determination requires that a substantial majority of the historical standalone transactions have the selling prices for a product or service that fall within a reasonably narrow pricing range, generally evidenced by approximately 80% of such historical standalone transactions falling within plus or minus 15% of the median rates. In addition, the Company considers the geographies in which the products or services are sold, major product and service groups and customer classifications, and other environmental or marketing variables in determining VSOE.

When the Company is not able to establish VSOE for all deliverables in an arrangement with multiple elements, which may be due to the Company infrequently selling each element separately, not pricing products within a narrow range, or only having a limited sales history, such as in the case of certain newly introduced product categories, the Company attempts to determine the selling price of each element based on third-party evidence of selling price (“TPE”). TPE is determined based on competitor prices for similar deliverables when sold separately. Generally, the Company’s go-to-market strategy differs from that of its peers, and its offerings contain a significant level of differentiation such that the comparable pricing of products with similar functionality cannot be obtained. Furthermore, the Company is unable to reliably determine what similar competitor products’ selling prices are on a standalone basis. Therefore, the Company is typically not able to determine TPE.

When the Company is unable to establish fair value using VSOE or TPE, the Company uses estimated selling prices (“ESP”) in its allocation of arrangement consideration. The objective of ESP is to determine the price at which the Company would transact a sale if the product or service were regularly sold on a standalone basis. ESP is generally used for new or highly proprietary offerings and solutions, or for offerings not priced within a reasonably narrow range. The Company determines ESP for a product or service by considering multiple factors, including, but not limited to, geographies, market conditions, competitive landscape, internal costs, gross margin objectives, and pricing practices. The determination of ESP is made through consultation with and formal approval by the Company’s management, taking into consideration the go-to-market strategy.

The Company regularly reviews VSOE, TPE, and ESP and maintains internal controls over the establishment and updates of these estimates. There were no material impacts during the fiscal year, nor does the Company currently expect a material impact in the near term from changes in VSOE, TPE, or ESP.

The Company’s arrangements with multiple deliverables may have a standalone software deliverable that is subject to the software revenue recognition guidance. In these cases, revenue for the software is generally recognized upon shipment or electronic delivery and granting of the license. The revenue for these multiple-element arrangements is allocated to the software deliverable and the nonsoftware deliverables based on the relative selling prices of all of the deliverables in the arrangement using the hierarchy in the applicable accounting guidance. In the limited circumstances where the Company cannot determine VSOE or TPE of the selling price for all of the deliverables in the arrangement, including the software deliverable, ESP is used for the purposes of performing this allocation.

(o) Advertising Costs The Company expenses all advertising costs as incurred. Advertising costs included within sales and marketing expenses were approximately $218 million, $325 million, and $290 million for fiscal 2012, 2011, and 2010, respectively.

(p) Share-Based Compensation Expense The Company measures and recognizes the compensation expense for all share-based awards made to employees and directors, including employee stock options, stock grants, stock units, and employee stock purchases related to the Employee Stock Purchase Plan (“Employee Stock Purchase Rights”) based on estimated fair values. The fair value of employee stock options is estimated on the date of grant using a lattice-binomial option-pricing model (“Lattice-Binomial Model”), and for employee stock purchase rights the Company estimates the fair value using the Black-Scholes model. The fair value for time-based stock awards and stock awards that are contingent upon the achievement of financial performance metrics is based on the grant date share price reduced by the present value of the expected dividend yield prior to vesting. The fair value of market-based stock awards is estimated using an option-pricing model on the date of grant. Because share-based compensation expense is based on awards ultimately expected to vest, it has been reduced for forfeitures.

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

(u) Use of Estimates The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires management to make estimates and judgments that affect the amounts reported in the Consolidated Financial Statements and accompanying notes. Estimates are used for the following, among others:

•	Revenue recognition

•	Allowances for accounts receivable, sales returns, and financing receivables

•	Inventory valuation and liability for purchase commitments with contract manufacturers and suppliers

•	Warranty costs

•	Share-based compensation expense

•	Fair value measurements and other-than-temporary impairments

•	Goodwill and purchased intangible asset impairments

•	Income taxes

•	Loss contingencies

The actual results experienced by the Company may differ materially from management’s estimates.

(v) New Accounting Update Recently Adopted

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

(w) Recent Accounting Standards or Updates Not Yet Effective

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

In August 2011, the FASB approved a revised accounting standard update intended to simplify how an entity tests goodwill for impairment. The amendment will allow an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. An entity no longer will be required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. This accounting standard update will be effective for the Company beginning in the first quarter of fiscal 2013, and the adoption is not expected to have any impact on the Company’s Consolidated Financial Statements.

In December 2011, the FASB issued an accounting standard update requiring enhanced disclosures about certain financial instruments and derivative instruments that are offset in the statement of financial position or that are subject to enforceable master netting arrangements or similar agreements. This accounting standard update will be effective for the Company beginning in the first quarter of fiscal 2014, at which time the Company will include the required disclosures.

In July 2012, the FASB issued an accounting standard update intended to simplify how an entity tests indefinite-lived intangible assets other than goodwill for impairment by providing entities with an option to perform a qualitative assessment to determine whether further impairment testing is necessary. This accounting standard update will be effective for the Company beginning in the first quarter of fiscal 2014, and early adoption is permitted. The Company is currently evaluating the impact of this accounting standard update in its Consolidated Financial Statements.

3. Business Combinations

(a) Acquisition Summary

The Company completed seven business combinations during fiscal 2012. A summary of the allocation of the total purchase consideration is presented as follows (in millions):

Fiscal 2012	Purchase Consideration	Net Tangible Assets Acquired/ (Liabilities Assumed)	Purchased Intangible Assets	Goodwill
Lightwire, Inc.	$239	$(15)	$97	$157
All others	159	(24)	103	80

Total acquisitions	$398	$(39)	$200	$237

The Company acquired Lightwire, Inc. (“Lightwire”) in the third quarter of fiscal 2012. With its acquisition of Lightwire, a developer of advanced optical interconnect technology for high-speed networking applications, the Company aims to develop and deliver cost-effective, high-speed networks with the next generation of optical connectivity.

The total purchase consideration related to the Company’s business combinations completed during fiscal 2012 consisted of either cash consideration or cash consideration along with vested share-based awards assumed. The total cash and cash equivalents acquired from these business combinations were immaterial. Total transaction costs related to the Company’s business combination activities during fiscal 2012, 2011, and 2010 were $15 million, $10 million, and $32 million, respectively. These transaction costs were expensed as incurred as general and administrative (“G&A”) expenses.

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

The goodwill generated from the Company’s business combinations completed during the year ended July 28, 2012 is primarily related to expected synergies. The goodwill is not deductible for U.S. federal income tax purposes.

Fiscal 2011 and 2010

Allocation of the purchase consideration for business combinations completed in fiscal 2011 is summarized as follows (in millions):

Fiscal 2011	Purchase Consideration	Net Tangible Assets Acquired/ (Liabilities Assumed)	Purchased Intangible Assets	Goodwill
Total acquisitions	$288	$(10)	$114	$184

Allocation of the purchase consideration for business combinations completed in fiscal 2010 is summarized as follows (in millions):

Fiscal 2010	Purchase Consideration	Net Tangible Assets Acquired/ (Liabilities Assumed)	Purchased Intangible Assets	Goodwill
ScanSafe, Inc.	$154	$2	$31	$121
Starent Networks, Corp.	2,636	(17)	1,274	1,379
Tandberg ASA	3,268	17	980	2,271
All others	128	2	95	31

Total acquisitions	$6,186	$4	$2,380	$3,802

The Consolidated Financial Statements include the operating results of each business combination from the date of acquisition. Pro forma results of operations for the acquisitions completed during fiscal 2012, 2011, and 2010 have not been presented because the effects of the acquisitions, individually and in the aggregate, were not material to the Company’s financial results.

(b) Acquisition of NDS Group Limited

On July 30, 2012, the Company completed its acquisition of NDS Group Limited (“NDS”), a leading provider of video software and content security solutions that enable service providers and media companies to securely deliver and monetize new video entertainment experiences. NDS uses the combination of a software platform and services to create differentiated video offerings for service providers that enable subscribers to intuitively view, search, and navigate digital content. Under the terms of the acquisition agreement, the Company paid total cash consideration of approximately $5.0 billion, which included the repayment of approximately $1.0 billion of debt, to acquire all of the business and operations of NDS.

The acquisition of NDS is expected to complement and accelerate the delivery of Cisco Videoscape, the Company’s comprehensive platform that enables service providers and media companies to deliver next-generation entertainment experiences. With the NDS acquisition, the Company aims to broaden its opportunities in the service provider market and to expand its reach into emerging markets such as China and India, where NDS has an established customer presence. The Company has not completed its purchase accounting for the NDS acquisition and therefore has not included a detailed purchase price allocation in this note. The Company expects that most of the purchase price will be allocated to goodwill and purchased intangible assets with finite lives.

4. Goodwill and Purchased Intangible Assets

(a) Goodwill

Beginning in fiscal 2012, the Company’s reportable segments were changed to the following segments: the Americas, EMEA, and APJC. As a result, the Company reallocated the goodwill at July 30, 2011 to these reportable segments. The following table presents the goodwill allocated to the Company’s reportable segments as of July 28, 2012 and July 30, 2011, as well as the changes to goodwill during fiscal 2012 and 2011 (in millions):

	Balance at July 30, 2011	Acquisitions	Other	Balance at July 28, 2012
Americas	$11,627	$136	$(8)	$11,755
EMEA	3,272	64	(49)	3,287
APJC	1,919	37	—	1,956

Total	$16,818	$237	$(57)	$16,998

	Balance at July 31, 2010	Acquisitions	Other	Balance at July 30, 2011
Americas	$11,571	$122	$(66)	$11,627
EMEA	3,209	38	25	3,272
APJC	1,894	24	1	1,919

Total	$16,674	$184	$(40)	$16,818

In the preceding table, the column entitled “Other” primarily includes foreign currency translation and purchase accounting adjustments. In fiscal 2011, “Other” also includes a goodwill reduction of $63 million related to the sale of the Company’s manufacturing operations in Juarez, Mexico and an adjustment related to a divestiture. The goodwill reductions were included in restructuring and other charges. See Note 5.

(b) Purchased Intangible Assets

The following tables present details of the Company’s intangible assets acquired through business combinations completed during fiscal 2012 and 2011 (in millions, except years):

	FINITE LIVES						INDEFINITE LIVES	TOTAL
	TECHNOLOGY		CUSTOMER RELATIONSHIPS		OTHER		IPR&D
Fiscal 2012	Weighted- Average Useful Life (in Years)	Amount	Weighted- Average Useful Life (in Years)	Amount	Weighted- Average Useful Life (in Years)	Amount	Amount	Amount
Lightwire, Inc.	5.0	$97	—	$—	—	$—	$—	$97
All others	3.5	102	3.0	1	—	—	—	103

Total		$199		$1		$—	$—	$200

	FINITE LIVES						INDEFINITE LIVES	TOTAL
	TECHNOLOGY		CUSTOMER RELATIONSHIPS		OTHER		IPR&D
Fiscal 2011	Weighted- Average Useful Life (in Years)	Amount	Weighted- Average Useful Life (in Years)	Amount	Weighted- Average Useful Life (in Years)	Amount	Amount	Amount
Total	4.8	$92	6.4	$16	2.5	$1	$5	$114

The following tables present details of the Company’s purchased intangible assets (in millions):

July 28, 2012	Gross	Accumulated Amortization	Net
Purchased intangible assets with finite lives:
Technology	$2,267	$(908)	$1,359
Customer relationships	2,261	(1,669)	592
Other	49	(41)	8

Total	$4,577	$(2,618)	$1,959

July 30, 2011	Gross	Accumulated Amortization	Net
Purchased intangible assets with finite lives:
Technology	$1,961	$(561)	$1,400
Customer relationships	2,277	(1,346)	931
Other	123	(91)	32

Total purchased intangible assets with finite lives	4,361	(1,998)	2,363
IPR&D, with indefinite lives	178	—	178

Total	$4,539	$(1,998)	$2,541

Purchased intangible assets include intangible assets acquired through business combinations as well as through direct purchases or licenses. All IPR&D projects outstanding at the end of fiscal 2011 were completed during fiscal 2012 and reclassified to technology purchased intangible assets with finite lives.

The following table presents the amortization of purchased intangible assets (in millions):

Years Ended	July 28, 2012	July 30, 2011	July 31, 2010
Amortization of purchased intangible assets:
Cost of sales	$424	$492	$277
Operating expenses:
Amortization of purchased intangible assets	383	520	491
Restructuring and other charges	—	8	—

Total	$807	$1,020	$768

Amortization of purchased intangible assets for fiscal 2012, 2011, and 2010 included impairment charges of approximately $12 million, $164 million, and $28 million, respectively. The impairment charges of $12 million for fiscal 2012 were due to declines in estimated fair value resulting from reductions in expected future cash flows associated with certain of the Company’s technology assets. For fiscal 2011, the $164 million in impairment charges consisted of $64 million of charges to product cost of sales, $92 million of charges to amortization of purchased intangibles, and $8 million of charges to restructuring and other charges. These impairment charges were primarily due to declines in estimated fair value resulting from reductions in expected future cash flows associated with certain of the Company’s consumer products and were categorized as follows: $97 million in technology assets, $40 million in customer relationships, and $27 million in other purchased intangible assets. For fiscal 2010, the impairment charges were due to reductions in expected future cash flows related to certain of the Company’s technologies and customer relationships and were recorded as amortization of purchased intangible assets.

The estimated future amortization expense of purchased intangible assets with finite lives as of July 28, 2012 is as follows (in millions):

Fiscal Year	Amount
2013	$706
2014	523
2015	444
2016	217
2017	69

Total	$1,959

5. Restructuring and Other Charges

In fiscal 2011, the Company initiated a number of key targeted actions to address several areas in its business model. These actions were intended to simplify and focus the Company’s organization and operating model, align the Company’s cost structure given transitions in the marketplace, divest or exit underperforming operations, and deliver value to the Company’s shareholders. The Company is taking these actions to align its business based on its five foundational priorities: leadership in its core business (routing, switching, and associated services), which includes comprehensive security and mobility solutions; collaboration; data center virtualization and cloud; video; and architectures for business transformation.

Pursuant to the restructuring that the Company announced in July 2011, the Company has incurred cumulative charges of approximately $1.0 billion (included as part of the charges discussed below). The Company expects that the total pretax charges pursuant to these restructuring actions will be approximately $1.1 billion, and it expects the remaining charges to be incurred primarily in the first quarter of fiscal 2013. The following table summarizes the activities related to the restructuring and other charges pursuant to the Company’s July 2011 announcement related to the realignment and restructuring of the Company’s business as well as certain consumer product lines as announced during April 2011 (in millions):

	Voluntary Early Retirement Program	Employee Severance	Goodwill and Intangible Assets	Other	Total
Gross charges in fiscal 2011	$453	$247	$71	$28	$799
Cash payments	(436)	(13)	—	—	(449)
Non-cash items	—	—	(71)	(17)	(88)

Balance as of July 30, 2011	17	234	—	11	262
Gross charges in fiscal 2012	—	299	—	54	353
Change in estimate related to fiscal 2011 charges	—	(49)	—	—	(49)
Cash payments	(17)	(401)	—	(18)	(436)
Non-cash items	—	—	—	(20)	(20)

Balance as of July 28, 2012	$—	$83	$—	$27	$110

During fiscal 2012, the Company incurred net restructuring charges within operating expenses of $304 million, consisting of $250 million of employee severance charges and $54 million of other restructuring charges. Other charges incurred during fiscal 2012 were primarily for the consolidation of excess facilities, as well as an incremental charge related to the sale of the Company’s Juarez, Mexico manufacturing operations, which sale was completed in the first quarter of fiscal 2012.

During fiscal 2011, the Company incurred a charge of approximately $63 million related to a reduction to goodwill as a result of the sale of its Juarez manufacturing operations and also recorded an intangible asset impairment of $8 million in connection with the restructuring of the Company’s consumer business related to the exit of the Flip Video camera product line. See Note 4. Other charges incurred during fiscal 2011 were primarily related to the consolidation of excess facilities and other charges associated with the realignment and restructuring of the Company’s consumer business.

During fiscal 2011, the Company also recorded charges of approximately $124 million, primarily related to inventory and supply chain charges in connection with restructuring related to the Company’s consumer product lines, most notably exiting the Flip Video camera product line, which were recorded in cost of sales and not included in the preceding table.

6. Balance Sheet Details

The following tables provide details of selected balance sheet items (in millions):

	July 28, 2012	July 30, 2011
Inventories:
Raw materials	$127	$219
Work in process	35	52
Finished goods:
Distributor inventory and deferred cost of sales	630	631
Manufactured finished goods	597	331

Total finished goods	1,227	962

Service-related spares	213	182
Demonstration systems	61	71

Total	$1,663	$1,486

Property and equipment, net:
Land, buildings, and building and leasehold improvements	$4,363	$4,760
Computer equipment and related software	1,469	1,429
Production, engineering, and other equipment	5,364	5,093
Operating lease assets (1)	300	293
Furniture and fixtures	487	491

	11,983	12,066
Less accumulated depreciation and amortization (1)	(8,581)	(8,150)

Total	$3,402	$3,916

(1) Accumulated depreciation related to operating lease assets was $181 and $169 as of July 28, 2012 and July 30, 2011, respectively.
Other assets:
Deferred tax assets	$2,270	$1,864
Investments in privately held companies	858	796
Other	754	441

Total	$3,882	$3,101

Deferred revenue:
Service	$9,173	$8,521
Product:
Unrecognized revenue on product shipments and other deferred revenue	2,975	3,003
Cash receipts related to unrecognized revenue from two-tier distributors	732	683

Total product deferred revenue	3,707	3,686

Total	$12,880	$12,207

Reported as:
Current	$8,852	$8,025
Noncurrent	4,028	4,182

Total	$12,880	$12,207

7. Financing Receivables and Guarantees

(a) Financing Receivables

Financing receivables primarily consist of lease receivables, loan receivables, and financed service contracts and other. Lease receivables represent sales-type and direct-financing leases resulting from the sale of the Company’s and complementary third-party products and are typically collateralized by a security interest in the underlying assets. Loan receivables represent financing arrangements related to the sale of the Company’s products and services, which may include additional funding for other costs associated with network installation and integration of the Company’s products and services. Lease receivables consist of arrangements with terms of four years on average, while loan receivables generally have terms of up to three years. The financed service contracts and other category includes financing receivables related to technical support and advanced services, as well as receivables related to financing of certain indirect costs associated with leases. Revenue related to the technical support services is typically deferred and included in deferred service revenue and is recognized ratably over the period during which the related services are to be performed, which typically ranges from one to three years.

A summary of the Company’s financing receivables is presented as follows (in millions):

July 28, 2012	Lease Receivables	Loan Receivables	Financed Service Contracts and Other	Total Financing Receivables
Gross	$3,429	$1,796	$2,651	$7,876
Unearned income	(250)	—	—	(250)
Allowance for credit loss	(247)	(122)	(11)	(380)

Total, net	$2,932	$1,674	$2,640	$7,246

Reported as:
Current	$1,200	$968	$1,493	$3,661
Noncurrent	1,732	706	1,147	3,585

Total, net	$2,932	$1,674	$2,640	$7,246

July 30, 2011	Lease Receivables	Loan Receivables	Financed Service Contracts and Other	Total Financing Receivables
Gross	$3,111	$1,468	$2,637	$7,216
Unearned income	(250)	—	—	(250)
Allowance for credit loss	(237)	(103)	(27)	(367)

Total, net	$2,624	$1,365	$2,610	$6,599

Reported as:
Current	$1,087	$673	$1,351	$3,111
Noncurrent	1,537	692	1,259	3,488

Total, net	$2,624	$1,365	$2,610	$6,599

As of July 28, 2012 and July 30, 2011, the deferred service revenue related to the financed service contracts and other was $1,838 million and $2,044 million, respectively.

Contractual maturities of the gross lease receivables at July 28, 2012 are summarized as follows (in millions):

Fiscal Year	Amount
2013	$1,401
2014	1,055
2015	619
2016	276
2017	77
Thereafter	1

Total	$3,429

Actual cash collections may differ from the contractual maturities due to early customer buyouts, refinancings, or defaults.

(b) Credit Quality of Financing Receivables

Financing receivables categorized by the Company’s internal credit risk rating as of July 28, 2012 and July 30, 2011 are summarized as follows (in millions):

	INTERNAL CREDIT RISK RATING
July 28, 2012	1 to 4	5 to 6	7 and Higher	Total	Residual Value	Gross Receivables, Net of Unearned Income
Lease receivables	$1,532	$1,342	$31	$2,905	$274	$3,179
Loan receivables	831	921	44	1,796	—	1,796
Financed service contracts and other	1,552	1,030	69	2,651	—	2,651

Total	$3,915	$3,293	$144	$7,352	$274	$7,626

	INTERNAL CREDIT RISK RATING
July 30, 2011	1 to 4	5 to 6	7 and Higher	Total	Residual Value	Gross Receivables, Net of Unearned Income
Lease receivables	$1,249	$1,275	$41	$2,565	$296	$2,861
Loan receivables	662	767	39	1,468	—	1,468
Financed service contracts and other	1,623	958	56	2,637	—	2,637

Total	$3,534	$3,000	$136	$6,670	$296	$6,966

The Company determines the adequacy of its allowance for credit loss by assessing the risks and losses inherent in its financing receivables by portfolio segment. The portfolio segment is based on the types of financing offered by the Company to its customers: lease receivables, loan receivables, and financed service contracts and other. Effective in the second quarter of fiscal 2012, the Company combined its financing receivables into a single class as the two prior classes, Established Markets and Growth Markets, now exhibit similar risk characteristics as reflected by the Company’s historical losses. The Company has reclassified applicable financing receivables data for the prior periods presented to conform to the current year’s presentation. In addition, effective in the second quarter of fiscal 2012, the Company also refined its methodology for calculating its allowance for financing receivables as discussed in Note 2.

The Company’s internal credit risk ratings of 1 through 4 correspond to investment-grade ratings, while credit risk ratings of 5 and 6 correspond to non-investment grade ratings. Credit risk ratings of 7 and higher correspond to substandard ratings and constitute a relatively small portion of the Company’s financing receivables.

In circumstances when collectability is not deemed reasonably assured, the associated revenue is deferred in accordance with the Company’s revenue recognition policies, and the related allowance for credit loss, if any, is included in deferred revenue. The Company also records deferred revenue associated with financing receivables when there are remaining performance obligations, as it does for financed service contracts. Total allowances for credit loss and deferred revenue as of July 28, 2012 and July 30, 2011 were $2,387 million and $2,793 million, respectively, and they were associated with financing receivables (net of unearned income) of $7,626 million and $6,966 million as of their respective period ends. The losses that the Company has incurred historically, including in the periods presented with respect to its financing receivables, have been immaterial and consistent with the performance of an investment-grade portfolio. The Company did not modify any financing receivables during the periods presented.

The following tables present the aging analysis of financing receivables as of July 28, 2012 and July 30, 2011 (in millions):

	DAYS PAST DUE (INCLUDES BILLED AND UNBILLED)
July 28, 2012	31-60	61-90	91+	Total Past Due	Current	Gross Receivables, Net of Unearned Income	Non-Accrual Financing Receivables	Impaired Financing Receivables
Lease receivables	$151	$69	$173	$393	$2,786	$3,179	$23	$14
Loan receivables	10	8	11	29	1,767	1,796	4	4
Financed service contracts and other	89	68	392	549	2,102	2,651	18	10

Total	$250	$145	$576	$971	$6,655	$7,626	$45	$28

	DAYS PAST DUE (INCLUDES BILLED AND UNBILLED)
July 30, 2011	31-60	61-90	91+	Total Past Due	Current	Gross Receivables, Net of Unearned Income	Non-Accrual Financing Receivables	Impaired Financing Receivables
Lease receivables	$89	$35	$152	$276	$2,585	$2,861	$34	$24
Loan receivables	8	7	21	36	1,432	1,468	4	4
Financed service contracts and other	68	33	265	366	2,271	2,637	17	6

Total	$165	$75	$438	$678	$6,288	$6,966	$55	$34

Past due financing receivables are those that are 31 days or more past due according to their contractual payment terms. The data in the preceding tables is presented by contract and the aging classification of each contract is based on the oldest outstanding receivable, and therefore past due amounts also include unbilled and current receivables within the same contract. The preceding aging tables exclude pending adjustments on billed tax assessment in certain international markets. The balances of either unbilled or current financing receivables included in the category of 91 days plus past due for lease receivables, loan receivables, and financed service contracts and other were, respectively, $139 million, $3 million, and $313 million as of July 28, 2012; and were, respectively, $116 million, $15 million, and $230 million as of July 30, 2011.

As of July 28, 2012, the Company had financing receivables of $109 million, net of unbilled or current receivables from the same contract, that were in the category for 91 days plus past due but remained on accrual status. Such balance was $50 million as of July 30, 2011. A financing receivable may be placed on nonaccrual status earlier if, in management’s opinion, a timely collection of the full principal and interest becomes uncertain.

(c) Allowance for Credit Loss Rollforward

The allowances for credit loss and the related financing receivables are summarized as follows (in millions):

	CREDIT LOSS ALLOWANCES
	Lease Receivables	Loan Receivables	Financed Service Contracts and Other	Total
Allowance for credit loss as of July 30, 2011	$237	$103	$27	$367
Provisions	22	22	(13)	31
Write-offs net of recoveries	(2)	—	(1)	(3)
Foreign exchange and other	(10)	(3)	(2)	(15)

Allowance for credit loss as of July 28, 2012	$247	$122	$11	$380

Gross receivables as of July 28, 2012, net of unearned income	$3,179	$1,796	$2,651	$7,626

	CREDIT LOSS ALLOWANCES
	Lease Receivables	Loan Receivables	Financed Service Contracts and Other	Total
Allowance for credit loss as of July 31, 2010	$207	$73	$21	$301
Provisions	31	43	8	82
Write-offs net of recoveries	(13)	(18)	(2)	(33)
Foreign exchange and other	12	5	—	17

Allowance for credit loss as of July 30, 2011	$237	$103	$27	$367

Gross receivables as of July 30, 2011, net of unearned income	$2,861	$1,468	$2,637	$6,966

Financing receivables that were individually evaluated for impairment during the fiscal years presented were not material and therefore are not presented separately in the preceding table.

(d) Financing Guarantees

In the ordinary course of business, the Company provides financing guarantees for various third-party financing arrangements extended to channel partners and end-user customers. Payments under these financing guarantee arrangements were not material for the periods presented.

Channel Partner Financing Guarantees The Company facilitates arrangements for third-party financing extended to channel partners, consisting of revolving short-term financing, generally with payment terms ranging from 60 to 90 days. These financing arrangements facilitate the working capital requirements of the channel partners, and, in some cases, the Company guarantees a portion of these arrangements. The volume of channel partner financing was $21.3 billion, $18.2 billion and $17.2 billion for fiscal 2012, 2011, and 2010, respectively. The balance of the channel partner financing subject to guarantees was $1.2 billion and $1.4 billion as of July 28, 2012 and July 30, 2011, respectively.

End-User Financing Guarantees The Company also provides financing guarantees for third-party financing arrangements extended to end-user customers related to leases and loans, which typically have terms of up to three years. The volume of financing provided by third parties for leases and loans for which the Company had provided guarantees was $227 million for fiscal 2012, $247 million for fiscal 2011 and $180 million for fiscal 2010.

Financing Guarantee Summary The aggregate amounts of financing guarantees outstanding at July 28, 2012 and July 30, 2011, representing the total maximum potential future payments under financing arrangements with third parties along with the related deferred revenue, are summarized in the following table (in millions):

	July 28, 2012	July 30, 2011
Maximum potential future payments relating to financing guarantees:
Channel partner	$277	$336
End user	232	277

Total	$509	$613

Deferred revenue associated with financing guarantees:
Channel partner	$(193)	$(248)
End user	(200)	(248)

Total	$(393)	$(496)

Maximum potential future payments relating to financing guarantees, net of associated deferred revenue	$116	$117

8. Investments

(a) Summary of Available-for-Sale Investments

The following tables summarize the Company’s available-for-sale investments (in millions):

July 28, 2012	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Fixed income securities:
U.S. government securities	$24,201	$41	$(1)	$24,241
U.S. government agency securities	5,367	21	—	5,388
Non-U.S. government and agency securities	1,629	9	—	1,638
Corporate debt securities	5,959	74	(3)	6,030

Total fixed income securities	37,156	145	(4)	37,297
Publicly traded equity securities	1,107	524	(11)	1,620

Total	$38,263	$669	$(15)	$38,917

July 30, 2011	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Fixed income securities:
U.S. government securities	$19,087	$52	$—	$19,139
U.S. government agency securities	8,742	35	(1)	8,776
Non-U.S. government and agency securities	3,119	14	(1)	3,132
Corporate debt securities	4,333	65	(4)	4,394
Asset-backed securities	120	5	(4)	121

Total fixed income securities	35,401	171	(10)	35,562
Publicly traded equity securities	734	639	(12)	1,361

Total	$36,135	$810	$(22)	$36,923

U.S. government agency securities include corporate debt securities that are guaranteed by the Federal Deposit Insurance Corporation (“FDIC”), while non-U.S. government and agency securities include agency and corporate debt securities that are guaranteed by non-U.S. governments.

(b) Gains and Losses on Available-for-Sale Investments

The following table presents the gross realized gains and gross realized losses related to the Company’s available-for-sale investments (in millions):

Years Ended	July 28, 2012	July 30, 2011	July 31, 2010
Gross realized gains	$641	$348	$279
Gross realized losses	(540)	(169)	(110)

Total	$101	$179	$169

The following table presents the realized net gains (losses) related to the Company’s available-for-sale investments (in millions):

Years Ended	July 28, 2012	July 30, 2011	July 31, 2010
Net gains on investments in publicly traded equity securities	$43	$88	$66
Net gains on investments in fixed income securities	58	91	103

Total	$101	$179	$169

Impairment charges on available-for-sale investments were not material for the periods presented.

The following table summarizes the activity related to credit losses for fixed income securities (in millions):

	July 28, 2012	July 30, 2011
Balance at beginning of fiscal year	$(23)	$(95)
Sales of other-than-temporarily impaired fixed income securities	23	72

Balance at end of fiscal year	$—	$(23)

The following tables present the breakdown of the available-for-sale investments with gross unrealized losses and the duration that those losses had been unrealized at July 28, 2012 and July 30, 2011 (in millions):

	UNREALIZED LOSSES LESS THAN 12 MONTHS		UNREALIZED LOSSES 12 MONTHS OR GREATER		TOTAL
July 28, 2012	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Fixed income securities:
U.S. government agency securities	$5,357	$(1)	$—	$—	$5,357	$(1)
Corporate debt securities	603	(3)	14	—	617	(3)

Total fixed income securities	5,960	(4)	14	—	5,974	(4)
Publicly traded equity securities	167	(8)	20	(3)	187	(11)

Total	$6,127	$(12)	$34	$(3)	$6,161	$(15)

	UNREALIZED LOSSES LESS THAN 12 MONTHS		UNREALIZED LOSSES 12 MONTHS OR GREATER		TOTAL
July 30, 2011	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Fixed income securities:
U.S. government agency securities	$2,310	$(1)	$—	$—	$2,310	$(1)
Non-U.S. government and agency securities	875	(1)	—	—	875	(1)
Corporate debt securities	548	(2)	56	(2)	604	(4)
Asset-backed securities	—	—	105	(4)	105	(4)

Total fixed income securities	3,733	(4)	161	(6)	3,894	(10)
Publicly traded equity securities	112	(12)	—	—	112	(12)

Total	$3,845	$(16)	$161	$(6)	$4,006	$(22)

As of July 28, 2012, for fixed income securities that were in unrealized loss positions, the Company has determined that (i) it does not have the intent to sell any of these investments and (ii) it is not more likely than not that it will be required to sell any of these investments before recovery of the entire amortized cost basis. In addition, as of July 28, 2012, the Company anticipates that it will recover the entire amortized cost basis of such fixed income securities and has determined that no other-than-temporary impairments associated with credit losses were required to be recognized during the year ended July 28, 2012.

The Company has evaluated its publicly traded equity securities as of July 28, 2012 and has determined that there was no indication of other-than-temporary impairments in the respective categories of unrealized losses. This determination was based on several factors, which include the length of time and extent to which fair value has been less than the cost basis, the financial condition and near-term prospects of the issuer, and the Company’s intent and ability to hold the publicly traded equity securities for a period of time sufficient to allow for any anticipated recovery in market value.

(c) Maturities of Fixed Income Securities

The following table summarizes the maturities of the Company’s fixed income securities at July 28, 2012 (in millions):

	Amortized Cost	Fair Value
Less than 1 year	$16,257	$16,274
Due in 1 to 2 years	12,277	12,323
Due in 2 to 5 years	8,549	8,623
Due after 5 years	73	77

Total	$37,156	$37,297

Actual maturities may differ from the contractual maturities because borrowers may have the right to call or prepay certain obligations.

(d) Securities Lending

The Company periodically engages in securities lending activities with certain of its available-for-sale investments. These transactions are accounted for as a secured lending of the securities, and the securities are typically loaned only on an overnight basis. The average daily balance of securities lending for fiscal 2012 and 2011 was $0.5 billion and $1.6 billion, respectively. The Company requires collateral equal to at least 102% of the fair market value of the loaned security in the form of cash or liquid, high-quality assets. The Company engages in these secured lending transactions only with highly creditworthy counterparties, and the associated portfolio custodian has agreed to indemnify the Company against collateral losses. The Company did not experience any losses in connection with the secured lending of securities during the periods presented. As of July 28, 2012 and July 30, 2011, the Company had no outstanding securities lending transactions.

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

(b) Assets and Liabilities Measured at Fair Value on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis as of July 28, 2012 and July 30, 2011 were as follows (in millions):

	JULY 28, 2012 FAIR VALUE MEASUREMENTS				JULY 30, 2011 FAIR VALUE MEASUREMENTS
	Level 1	Level 2	Level 3	Total Balance	Level 1	Level 2	Level 3	Total Balance
Assets
Cash equivalents:
Money market funds	$2,506	$—	$—	$2,506	$5,852	$—	$—	$5,852
U.S. government agency securities	—	—	—	—	—	1	—	1
Available-for-sale investments:
U.S. government securities	—	24,241	—	24,241	—	19,139	—	19,139
U.S. government agency securities	—	5,388	—	5,388	—	8,776	—	8,776
Non-U.S. government and agency securities	—	1,638	—	1,638	—	3,132	—	3,132
Corporate debt securities	—	6,030	—	6,030	—	4,394	—	4,394
Asset-backed securities	—	—	—	—	—	—	121	121
Publicly traded equity securities	1,620	—	—	1,620	1,361	—	—	1,361
Derivative assets	—	263	1	264	—	220	2	222

Total	$4,126	$37,560	$1	$41,687	$7,213	$35,662	$123	$42,998

Liabilities:
Derivative liabilities	$—	$42	$—	$42	$—	$24	$—	$24

Total	$—	$42	$—	$42	$—	$24	$—	$24

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

The following tables present a reconciliation for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the years ended July 28, 2012 and July 30, 2011 (in millions):

	Asset-Backed Securities	Derivative Assets	Total
Balance at July 30, 2011	$121	$2	$123
Total gains and losses (realized and unrealized):
Included in other income, net	3	—	3
Included in other comprehensive income	(3)	—	(3)
Sales	(14)	(1)	(15)

Transfer into Level 2	(107)	—	(107)

Balance at July 28, 2012	$—	$1	$1

The Company’s asset-backed securities, prior to being sold, were reclassified from Level 3 to Level 2 during fiscal 2012, as the Company observed an increase in market activity and that observable market data was available for these financial assets.

	Asset-Backed Securities	Derivative Assets	Total
Balance at July 31, 2010	$149	$3	$152
Total gains and losses (realized and unrealized):
Included in other income, net	3	(1)	2
Purchases, sales and maturities	(31)	—	(31)

Balance at July 30, 2011	$121	$2	$123

Losses attributable to assets still held as of July 30, 2011	$—	$(1)	$(1)

(c) Assets Measured at Fair Value on a Nonrecurring Basis

The following tables present the Company’s financial instruments and nonfinancial assets that were measured at fair value on a nonrecurring basis during the indicated periods and the related recognized gains and losses for the periods (in millions):

	July 28, 2012		July 30, 2011		July 31, 2010
	Net Carrying Value as of Year End	Total Gains (Losses) for the Year Ended	Net Carrying Value as of Year End	Total Gains (Losses) for the Year Ended	Net Carrying Value as of Year End	Total Gains (Losses) for the Year Ended
Property held for sale	$63	$(413)	$20	$(38)	$25	$(86)
Investments in privately held companies	$47	(23)	$13	(10)	$45	(25)
Purchased intangible assets	$—	(12)	$—	(164)	$—	(28)
Manufacturing operations held for sale	$—	—	$167	(61)	$—	—
Gains on assets no longer held at end of fiscal year		14		—		2

Total losses for nonrecurring measurements		$(434)		$(273)		$(137)

The assets in the preceding table were measured at fair value due to events or circumstances the Company identified as having significant impact on their fair value during the respective periods. To arrive at the valuation of these assets, the Company considers any significant changes in the financial metrics and economic variables and also uses third-party valuation reports to assist in the valuation as necessary. These assets were classified as Level 3 assets because the Company used unobservable inputs to value them.

The property held for sale represents land and buildings which met the criteria to be classified as held for sale. The fair value of property held for sale was measured with the assistance of third-party valuation models which used comparable property values or discounted cash flow techniques as part of its analysis. The fair value measurement was categorized as Level 3 as significant unobservable inputs were used in the valuation report. The impairment charges as a result of the valuations, which represented the difference between the fair value less cost to sell and the carrying amount of the assets held for sale, were included in G&A expenses.

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

The fair value of purchased intangible assets measured at fair value on a nonrecurring basis was categorized as Level 3 due to the use of significant unobservable inputs in the valuation. Significant unobservable inputs that were used included expected revenues and net income related to the assets and the expected life of the assets. The difference between the estimated fair value and the carrying value of the assets was recorded as an impairment charge. For the years ended July 28, 2012, July 30, 2011, and July 31, 2010, such impairment charges were recorded in cost of sales and operating expenses as appropriate. See Note 4.

The loss related to the manufacturing operations held for sale was primarily related to a reduction in goodwill related to the sale of the Company’s set-top box manufacturing operations in Juarez, Mexico. See Note 5. This goodwill reduction represents the difference between the carrying value and the implied fair value of the goodwill associated with the disposal group being evaluated.

(d) Other Fair Value Disclosures

As of July 28, 2012, the carrying value of the Company’s investments in privately held companies that were accounted for under the cost method was $249 million. It was not practicable to estimate the fair value of this portfolio.

The fair value of the Company’s short-term loan receivables and financed service contracts approximates their carrying value due to their short duration.

The aggregate carrying value of the Company’s long-term loan receivables and financed service contracts and other as of July 28, 2012 and July 30, 2011 was $1.9 billion and $2.0 billion, respectively. The estimated fair value of the Company’s long-term loan receivables and financed service contracts and other approximates their carrying value. The Company uses significant unobservable inputs in determining discounted cash flows to estimate the fair value of its long-term loan receivables and financed service contracts and therefore they are categorized as Level 3.

As of July 28, 2012, the fair value of the Company’s long-term debt was $18.8 billion with a carrying amount of $16.3 billion. This compares to a fair value of $17.4 billion and a carrying amount of $16.2 billion as of July 30, 2011. The fair value of the long-term debt was determined based on observable market prices in a less active market and was categorized as Level 2 in the fair value hierarchy.

10. Borrowings

(a) Short-Term Debt

The following table summarizes the Company’s short-term debt (in millions, except percentages):

	July 28, 2012		July 30, 2011
	Amount	Weighted-Average Interest Rate	Amount	Weighted-Average Interest Rate
Commercial paper	$—	—	$500	0.14%
Other notes and borrowings	31	6.72%	88	4.59%

Total short-term debt	$31		$588

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

As of July 28, 2012 and July 30, 2011, the estimated fair value of the short-term debt approximates its carrying value due to the short maturities.

(b) Long-Term Debt

The following table summarizes the Company’s long-term debt (in millions, except percentages):

	July 28, 2012		July 30, 2011
	Amount	Effective Rate	Amount	Effective Rate
Senior Notes:
Floating-rate notes, due 2014	$1,250	0.81%	$1,250	0.60%
1.625% fixed-rate notes, due 2014	2,000	0.84%	2,000	0.58%
2.90% fixed-rate notes, due 2014	500	3.11%	500	3.11%
5.50% fixed-rate notes, due 2016	3,000	3.16%	3,000	3.06%
3.15% fixed-rate notes, due 2017	750	1.03%	750	0.81%
4.95% fixed-rate notes, due 2019	2,000	5.08%	2,000	5.08%
4.45% fixed-rate notes, due 2020	2,500	4.50%	2,500	4.50%
5.90% fixed-rate notes, due 2039	2,000	6.11%	2,000	6.11%
5.50% fixed-rate notes, due 2040	2,000	5.67%	2,000	5.67%

Total	16,000		16,000
Other long-term debt	10	0.19%	—
Unaccreted discount	(70)		(73)
Hedge accounting fair value adjustments	357		307

Total long-term debt	$16,297		$16,234

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

The senior notes rank at par with the issued commercial paper notes, as well as any other commercial paper notes that may be issued in the future pursuant to the short-term debt financing program, as discussed earlier under “Short-Term Debt.” As of July 28, 2012, the Company was in compliance with all debt covenants.

Future principal payments for long-term debt as of July 28, 2012 are summarized as follows (in millions):

Fiscal Year	Amount
2013	$—
2014	3,260
2015	500
2016	3,000
2017	750
Thereafter	8,500

Total	$16,010

(c) Credit Facility

On February 17, 2012, the Company entered into a credit agreement with certain institutional lenders that provides for a $3.0 billion unsecured revolving credit facility that is scheduled to expire on February 17, 2017. Any advances under the credit agreement will accrue interest at rates that are equal to, based on certain conditions, either (i) the higher of the Federal Funds rate plus 0.50%, Bank of America’s “prime rate” as announced from time to time, or one-month LIBOR plus 1.00%, or (ii) LIBOR plus a margin that is based on the Company’s senior debt credit ratings as published by Standard & Poor’s Financial Services, LLC and Moody’s Investors Service, Inc. The credit agreement requires the Company to comply with certain covenants, including that it maintains an interest coverage ratio as defined in the agreement. As of July 28, 2012, the Company was in compliance with all such required covenants, and the Company had not borrowed any funds under the credit facility.

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

The fair values of the Company’s derivative instruments and the line items on the Consolidated Balance Sheets to which they were recorded are summarized as follows (in millions):

	DERIVATIVE ASSETS			DERIVATIVE LIABILITIES
	Balance Sheet Line Item	July 28, 2012	July 30, 2011	Balance Sheet Line Item	July 28, 2012	July 30, 2011
Derivatives designated as hedging instruments:
Foreign currency derivatives	Other current assets	$24	$67	Other current liabilities	$26	$12
Interest rate derivatives	Other assets	223	146	Other long-term liabilities	—	—
Equity derivatives	Other current assets	—	—	Other current liabilities	4	—

Total		247	213		30	12

Derivatives not designated as hedging instruments:
Foreign currency derivatives	Other current assets	16	7	Other current liabilities	12	12
Equity derivatives	Other assets	1	2	Other long-term liabilities	—	—

Total		17	9		12	12

Total		$264	$222		$42	$24

The effects of the Company’s cash flow and net investment hedging instruments on OCI and the Consolidated Statements of Operations are summarized as follows (in millions):

GAINS (LOSSES) RECOGNIZED IN OCI ON DERIVATIVES FOR THE YEARS ENDED (EFFECTIVE PORTION)				GAINS (LOSSES) RECLASSIFIED FROM AOCI INTO INCOME FOR THE YEARS ENDED (EFFECTIVE PORTION)
	July 28, 2012	July 30, 2011	July 31, 2010	Line Item in Statements of Operations	July 28, 2012	July 30, 2011	July 31, 2010
Derivatives designated as cash flow hedging instruments:
Foreign currency derivatives	$(131)	$87	$33	Operating expenses	$(59)	$89	$(1)
				Cost of sales - service	(14)	17	—
Interest rate derivatives	—	—	23	Interest expense	1	2	—

Total	$(131)	$87	$56		$(72)	$108	$(1)

Derivatives designated as net investment hedging instruments:
Foreign currency derivatives	$23	$(10)	$(2)	Other income, net	$—	$—	$—

During each of the fiscal years presented, the amounts recognized in earnings on derivative instruments designated as cash flow hedges related to the ineffective portion were not material, and the Company did not exclude any component of the changes in fair value of the derivative instruments from the assessment of hedge effectiveness. As of July 28, 2012, the Company estimates that approximately $41 million of net derivative gains related to its cash flow hedges included in AOCI will be reclassified into earnings within the next 12 months.

The effect on the Consolidated Statements of Operations of derivative instruments designated as fair value hedges and the underlying hedged items is summarized as follows (in millions):

		GAINS (LOSSES) ON DERIVATIVES INSTRUMENTS FOR THE YEARS ENDED			GAINS (LOSSES) RELATED TO HEDGED ITEMS FOR THE YEARS ENDED
Derivatives Designated as Fair Value Hedging Instruments	Line Item in Statements of Operations	July 28, 2012	July 30, 2011	July 31, 2010	July 28, 2012	July 30, 2011	July 31, 2010
Equity derivatives	Other income, net	$(4)	$—	$3	$4	$—	$(3)
Interest rate derivatives	Interest expense	78	74	72	(80)	(77)	(77)

Total		$74	$74	$75	$(76)	$(77)	$(80)

The Company did not exclude from the assessment of hedge effectiveness any component of the changes in fair value of the derivative instruments designated as fair value hedges.

The effect on the Consolidated Statements of Operations of derivative instruments not designated as hedges is summarized as follows (in millions):

		GAINS (LOSSES) FOR THE YEARS ENDED
Derivatives Not Designated as Hedging Instruments	Line Item in Statements of Operations	July 28, 2012	July 30, 2011	July 31, 2010
Foreign currency derivatives	Other income, net	$(206)	$264	$(100)
Total return swaps - deferred compensation	Cost of sales - product	4	—	—
Total return swaps - deferred compensation	Operating expenses	3	33	18
Equity derivatives	Other income, net	6	25	12

Total		$(193)	$322	$(70)

The notional amounts of the Company’s outstanding derivatives are summarized as follows (in millions):

	July 28, 2012	July 30, 2011
Derivatives designated as hedging instruments:
Foreign currency derivatives - cash flow hedges	$2,910	$3,433
Interest rate derivatives	4,250	4,250
Net investment hedging instruments	468	73
Equity derivatives	272	—
Derivatives not designated as hedging instruments:
Foreign currency derivatives	6,241	4,565
Total return swaps-deferred compensation	269	262

Total	$14,410	$12,583

(b) Foreign Currency Exchange Risk

The Company conducts business globally in numerous currencies. Therefore, it is exposed to adverse movements in foreign currency exchange rates. To limit the exposure related to foreign currency changes, the Company enters into foreign currency contracts. The Company does not enter into such contracts for trading purposes.

The Company hedges forecasted foreign currency transactions related to certain operating expenses and service cost of sales with currency options and forward contracts. These currency option and forward contracts, designated as cash flow hedges, generally have maturities of less than 18 months. The Company assesses effectiveness based on changes in total fair value of the derivatives. The effective portion of the derivative instrument’s gain or loss is initially reported as a component of AOCI and subsequently reclassified into earnings when the hedged exposure affects earnings. The ineffective portion, if any, of the gain or loss is reported in earnings immediately. During the fiscal years presented, the Company did not discontinue any cash flow hedges for which it was probable that a forecasted transaction would not occur.

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

The Company hedges certain net investments in its foreign operations with forward contracts to reduce the effects of foreign currency fluctuations on the Company’s net investment in those foreign subsidiaries. These derivative instruments generally have maturities of up to six months.

(c) Interest Rate Risk

Interest Rate Derivatives, Investments The Company’s primary objective for holding fixed income securities is to achieve an appropriate investment return consistent with preserving principal and managing risk. To realize these objectives, the Company may utilize interest rate swaps or other derivatives designated as fair value or cash flow hedges. As of July 28, 2012 and July 30, 2011, the Company did not have any outstanding interest rate derivatives related to its fixed income securities.

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

Interest Rate Derivatives Designated as Cash Flow Hedge, Long-Term Debt In fiscal 2010, the Company entered into contracts related to interest rate derivatives designated as cash flow hedges, with an aggregate notional amount of $3.7 billion, to hedge against interest rate movements in connection with its anticipated issuance of senior notes. These derivative instruments were settled in connection with the actual issuance of the senior notes. The effective portion of these hedges was recorded to AOCI, net of tax, and is being amortized to interest expense over the respective lives of the notes.

(d) Equity Price Risk

The Company may hold equity securities for strategic purposes or to diversify its overall investment portfolio. The publicly traded equity securities in the Company’s portfolio are subject to price risk. To manage its exposure to changes in the fair value of certain equity securities, the Company may enter into equity derivatives that are designated as fair value hedges. The changes in the value of the hedging instruments are included in other income, net, and offset the change in the fair value of the underlying hedged investment. In addition, the Company periodically manages the risk of its investment portfolio by entering into equity derivatives that are not designated as accounting hedges. The changes in the fair value of these derivatives are also included in other income, net.

The Company is also exposed to variability in compensation charges related to certain deferred compensation obligations to employees. Although not designated as accounting hedges, the Company utilizes derivatives such as total return swaps to economically hedge this exposure.

(e) Credit-Risk-Related Contingent Features

Certain derivative instruments are executed under agreements that have provisions requiring the Company and the counterparty to maintain a specified credit rating from certain credit rating agencies. If the Company’s or the counterparty’s credit-rating falls below a specified credit rating, either party has the right to request collateral on the derivatives’ net liability position. Such provisions did not affect the Company’s financial position as of July 28, 2012 and July 30, 2011.

12. Commitments and Contingencies

(a) Operating Leases

The Company leases office space in many U.S. locations. Outside the United States, larger leased sites include sites in Australia, Belgium, China, Germany, India, Israel, Italy, Japan, Norway, and the United Kingdom. Rent expense for office space and equipment totaled $404 million, $428 million, and $364 million in fiscal 2012, 2011, and 2010, respectively. The Company also leases equipment and vehicles. Future minimum lease payments under all noncancelable operating leases with an initial term in excess of one year as of July 28, 2012 are as follows (in millions):

Fiscal Year	Amount
2013	$328
2014	243
2015	199
2016	97
2017	70
Thereafter	202

Total	$1,139

(b) Purchase Commitments with Contract Manufacturers and Suppliers

The Company purchases components from a variety of suppliers and uses several contract manufacturers to provide manufacturing services for its products. During the normal course of business, in order to manage manufacturing lead times and help ensure adequate component supply, the Company enters into agreements with contract manufacturers and suppliers that either allow them to procure inventory based upon criteria as defined by the Company or establish the parameters defining the Company’s requirements. A significant portion of the Company’s reported purchase commitments arising from these agreements consists of firm, noncancelable, and unconditional commitments. In certain instances, these agreements allow the Company the option to cancel, reschedule, and adjust the Company’s requirements based on its business needs prior to firm orders being placed. As of July 28, 2012 and July 30, 2011, the Company had total purchase commitments for inventory of $3,869 million and $4,313 million, respectively.

The Company records a liability for firm, noncancelable, and unconditional purchase commitments for quantities in excess of its future demand forecasts consistent with the valuation of the Company’s excess and obsolete inventory. As of July 28, 2012 and July 30, 2011, the liability for these purchase commitments was $193 million and $168 million, respectively, and was included in other current liabilities.

(c) Other Commitments

In connection with the Company’s business combinations and asset purchases, the Company has agreed to pay certain additional amounts contingent upon the achievement of certain agreed-upon technology, development, product, or other milestones or the continued employment with the Company of certain employees of the acquired entities. The Company recognized such compensation expense of $50 million, $127 million, and $120 million during fiscal 2012, 2011, and 2010, respectively. As of July 28, 2012, the Company estimated that future compensation expense and contingent consideration of up to $789 million may be required to be recognized pursuant to the applicable business combination and asset purchase agreements, which included the $750 million milestone payments related to Insieme as discussed later.

The Company also has certain funding commitments, primarily related to its investments in privately held companies and venture funds, some of which are based on the achievement of certain agreed-upon milestones, and some of which are required to be funded on demand. The funding commitments were $120 million and $192 million as of July 28, 2012 and July 30, 2011, respectively.

(d) Variable Interest Entities

VCE Joint Venture VCE is a joint venture that the Company formed in fiscal 2010 with EMC Corporation (“EMC”), with investments from VMware, Inc. (“VMware”) and Intel Corporation. VCE helps organizations leverage best-in-class technologies and disciplines from Cisco, EMC, and VMware to enable the transformation to cloud computing.

As of July 28, 2012, the Company’s cumulative gross investment in VCE was approximately $392 million, inclusive of accrued interest, and its ownership percentage was approximately 35%. The Company invested approximately $276 million in VCE during fiscal 2012 and $90 million during fiscal 2011.

The Company accounts for its investment in VCE under the equity method, and its portion of VCE’s net loss is recognized in other income, net. The Company’s consolidated share of VCE’s losses, based upon its portion of the overall funding, was approximately 36.8%, 36.8%, and 35.0% for the fiscal years ended July 28, 2012, July 30, 2011, and July 31, 2010, respectively. As of July 28, 2012, the Company has recorded cumulative losses from VCE of $239 million since inception, of which $160 million, $76 million, and $3 million were recorded for the fiscal years ended July 28, 2012, July 30, 2011, and July 31, 2010, respectively. The Company’s carrying value in VCE as of July 28, 2012 was $153 million and the balance was recorded in other assets.

Over the next 12 months, as VCE scales its operations, the Company expects that it will make additional investments in VCE and may incur additional losses proportionate with the Company’s share ownership.

From time to time, EMC and Cisco may enter into guarantee agreements on behalf of VCE to indemnify third parties, such as customers, for monetary damages. Such guarantees were not material as of July 28, 2012.

Insieme Networks, Inc. In the third quarter of fiscal 2012, the Company made an investment in Insieme Networks, Inc. (“Insieme”), an early stage company focused on research and development in the data center market. This investment includes $100 million of funding and a license to certain of the Company’s technology. As a result of this investment, the Company owns approximately 86% of Insieme and has consolidated the results of Insieme in its Consolidated Financial Statements beginning in the third quarter of fiscal 2012. The net loss attributable to the noncontrolling interests was not presented separately in the Consolidated Statements of Operations due to the amount being immaterial.

In connection with this investment, the Company and Insieme have entered into a put/call option agreement that provides the Company with the right to purchase the remaining interests in Insieme. In addition, the noncontrolling interest holders can require the Company to purchase their shares upon the occurrence of certain events. If the Company acquires the remaining interests of Insieme, the noncontrolling interest holders are eligible to receive two milestone payments, which will be determined using agreed-upon formulas based on revenue for certain of Insieme’s products. The Company will begin recognizing the amounts due under the milestone payments when it is determined that such payments are probable of being earned, which the Company expects may be in fiscal 2014. When such a determination is made, the milestone payments will then be recorded as compensation expense by the Company based on an estimate of the fair value of the amounts probable of being earned, pursuant to a vesting schedule. Subsequent changes to the fair value of the amounts probable of being earned and the continued vesting will result in adjustments to the recorded compensation expense. The maximum amount that could be recorded as compensation expense by the Company is approximately $750 million. The milestone payments, if earned, are expected to be paid primarily during fiscal 2016 and fiscal 2017.

Other Variable Interest Entities In the ordinary course of business, the Company has investments in other privately held companies and provides financing to certain customers. These other privately held companies and customers may be considered to be variable interest entities. The Company evaluates on an ongoing basis its investments in these other privately held companies and its customer financings and has determined that as of July 28, 2012 there were no other variable interest entities that require to be consolidated in the Company’s Consolidated Financial Statements.

(e) Product Warranties and Guarantees

The following table summarizes the activity related to product warranty liability during fiscal 2012 and 2011 (in millions):

	July 28, 2012	July 30, 2011
Balance at beginning of fiscal year	$342	$360
Provision for warranties issued	661	456
Payments	(588)	(474)

Balance at end of fiscal year	$415	$342

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

The Company also provides financing guarantees, which are generally for various third-party financing arrangements to channel partners and other end-user customers. See Note 7. The Company’s other guarantee arrangements as of July 28, 2012 and July 30, 2011 that were subject to recognition and disclosure requirements were not material.

(f) Legal Proceedings

Brazilian authorities have investigated the Company’s Brazilian subsidiary and certain of its current and former employees, as well as a Brazilian importer of the Company’s products, and its affiliates and employees, relating to alleged evasion of import taxes and alleged improper transactions involving the subsidiary and the importer. Brazilian tax authorities have assessed claims against the Company’s Brazilian subsidiary based on a theory of joint liability with the Brazilian importer for import taxes, interest, and penalties. In addition to claims asserted by the Brazilian federal tax authorities, tax authorities from the Brazilian state of Sao Paulo have asserted similar claims on the same legal basis. In the first quarter of fiscal 2013, the Brazilian federal tax authorities asserted an additional claim against the Company’s Brazilian subsidiary based on a theory of joint liability with respect to an alleged underpayment of income taxes, social taxes, interest, and penalties by a Brazilian distributor.

The asserted claims by Brazilian federal tax authorities are for calendar years 2003 through 2008, and the asserted claims by the tax authorities from the state of Sao Paulo, are for calendar years 2005 through 2007. The total asserted claims by Brazilian state and federal tax authorities aggregate to approximately $427 million for the alleged evasion of import and other taxes, approximately $1.0 billion for interest, and approximately $1.9 billion for various penalties, all determined using an exchange rate as of July 28, 2012. The Company has completed a thorough review of the matters and believes the asserted tax claims against it are without merit, and the Company is defending the claims vigorously. While the Company believes there is no legal basis for its alleged liability, due to the complexities and uncertainty surrounding the judicial process in Brazil and the nature of the claims asserting joint liability with the importer, the Company is unable to determine the likelihood of an unfavorable outcome against it and is unable to reasonably estimate a range of loss, if any. The Company does not expect a final judicial determination for several years.

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

13. Shareholders’ Equity

(a) Stock Repurchase Program

In September 2001, the Company’s Board of Directors authorized a stock repurchase program. As of July 28, 2012, the Company’s Board of Directors had authorized an aggregate repurchase of up to $82 billion of common stock under this program, and the remaining authorized repurchase amount was $5.9 billion with no termination date. A summary of the stock repurchase activity under the stock repurchase program, reported based on the trade date, is summarized as follows (in millions, except per-share amounts):

	Shares Repurchased	Weighted- Average Price per Share	Amount Repurchased
Cumulative balance at July 31, 2010	3,127	$20.78	$64,982
Repurchase of common stock under the stock repurchase program	351	19.36	6,791

Cumulative balance at July 30, 2011	3,478	$20.64	$71,773
Repurchase of common stock under the stock repurchase program	262	16.64	4,360

Cumulative balance at July 28, 2012	3,740	$20.36	$76,133

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

(b) Cash Dividends on Shares of Common Stock

During fiscal 2012, the Company paid cash dividends of $0.28 per common share, or $1.5 billion, on the Company’s outstanding common stock. During fiscal 2011, the Company paid cash dividends of $0.12 per common share, or $658 million, on the Company’s outstanding common stock.

On August 14, 2012, the Company’s Board of Directors declared a quarterly dividend of $0.14 per common share to be paid on October 24, 2012 to all shareholders of record as of the close of business on October 4, 2012.

Any future dividends will be subject to the approval of the Company’s Board of Directors.

(c) Other Repurchases of Common Stock

For the years ended July 28, 2012 and July 30, 2011, the Company repurchased approximately 12 million and 10 million shares, or $200 million and $183 million, of common stock, respectively, in settlement of employee tax withholding obligations due upon the vesting of restricted stock or stock units.

(d) Preferred Stock

Under the terms of the Company’s Articles of Incorporation, the Board of Directors may determine the rights, preferences, and terms of the Company’s authorized but unissued shares of preferred stock.

(e) Comprehensive Income

The components of comprehensive income, net of tax, are as follows (in millions):

Years Ended	July 28, 2012	July 30, 2011	July 31, 2010
Net income	$8,041	$6,490	$7,767
Net change in unrealized gains/losses on available-for-sale investments:
Change in net unrealized (losses) gains, net of tax benefit (expense) of $6, $(151), and $(199) for fiscal 2012, 2011, and 2010, respectively	(31)	281	334
Net (gains) losses reclassified into earnings, net of tax effects of $36, $68, and $17 for fiscal 2012, 2011, and 2010, respectively	(65)	(112)	(151)

	(96)	169	183

Net change in unrealized gains/losses on derivative instruments:
Change in derivative instruments, net of tax benefit (expense) of $0, $0 and $(9) for fiscal 2012, 2011, and 2010, respectively	(131)	87	46
Net losses (gains) reclassified into earnings	72	(108)	2

	(59)	(21)	48

Net change in cumulative translation adjustment and other, net of tax benefit (expense) of $36, $(34), and $(9) for fiscal 2012, 2011, and 2010, respectively	(496)	538	(55)

Comprehensive income	7,390	7,176	7,943
Comprehensive loss (income) attributable to noncontrolling interests	18	(15)	12

Comprehensive income attributable to Cisco Systems, Inc.	$7,408	$7,161	$7,955

The components of AOCI, net of tax, are summarized as follows (in millions):

	July 28, 2012	July 30, 2011	July 31, 2010
Net unrealized gains on investments	$409	$487	$333
Net unrealized (losses) gains on derivative instruments	(53)	6	27
Cumulative translation adjustment and other	305	801	263

Total	$661	$1,294	$623

14. Employee Benefit Plans

(a) Employee Stock Incentive Plans

Stock Incentive Plan Program Description As of July 28, 2012, the Company had five stock incentive plans: the 2005 Stock Incentive Plan (the “2005 Plan”); the 1996 Stock Incentive Plan (the “1996 Plan”); the 1997 Supplemental Stock Incentive Plan (the “Supplemental Plan”); the Cisco Systems, Inc. SA Acquisition Long-Term Incentive Plan (the “SA Acquisition Plan”); and the Cisco Systems, Inc. WebEx Acquisition Long-Term Incentive Plan (the “WebEx Acquisition Plan”). In addition, the Company has, in connection with the acquisitions of various companies, assumed the share-based awards granted under stock incentive plans of the acquired companies or issued share-based awards in replacement thereof. Share-based awards are designed to reward employees for their long-term contributions to the Company and provide incentives for them to remain with the Company. The number and frequency of share-based awards are based on competitive practices, operating results of the Company, government regulations, and other factors. Since the inception of the stock incentive plans, the Company has granted share-based awards to a significant percentage of its employees, and the majority has been granted to employees below the vice president level. The Company’s primary stock incentive plans are summarized as follows:

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

1996 Plan The 1996 Plan expired on December 31, 2006, and the Company can no longer make equity awards under the 1996 Plan. The maximum number of shares issuable over the term of the 1996 Plan was 2.5 billion shares. Stock options granted under the 1996 Plan have an exercise price of at least 100% of the fair market value of the underlying stock on the grant date and expire no later than nine years from the grant date. The stock options generally become exercisable for 20% or 25% of the option shares one year from the date of grant and then ratably over the following 48 or 36 months, respectively. Certain other grants have utilized a 60-month ratable vesting schedule. In addition, the Board of Directors, or other committees administering the 1996 Plan, have the discretion to use a different vesting schedule and have done so from time to time.

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

(b) Employee Stock Purchase Plan

The Company has an Employee Stock Purchase Plan, which includes its subplan, the International Employee Stock Purchase Plan (together, the “Purchase Plan”), under which 471.4 million shares of the Company’s common stock have been reserved for issuance as of July 28, 2012. Eligible employees are offered shares through a 24-month offering period, which consists of four consecutive 6-month purchase periods. Employees may purchase a limited number of shares of the Company’s stock at a discount of up to 15% of the lesser of the market value at the beginning of the offering period or the end of each 6-month purchase period. The Purchase Plan is scheduled to terminate on January 3, 2020. The Company issued 35 million, 34 million, and 27 million shares under the Purchase Plan in fiscal 2012, 2011, and 2010, respectively. As of July 28, 2012, 87 million shares were available for issuance under the Purchase Plan.

(c) Summary of Share-Based Compensation Expense

Share-based compensation expense consists primarily of expenses for stock options, stock purchase rights, restricted stock, and restricted stock units granted to employees. The following table summarizes share-based compensation expense (in millions):

Years Ended	July 28, 2012	July 30, 2011	July 31, 2010
Cost of sales—product	$53	$61	$57
Cost of sales—service	156	177	164

Share-based compensation expense in cost of sales	209	238	221

Research and development	401	481	450
Sales and marketing	588	651	602
General and administrative	203	250	244

Share-based compensation expense in operating expenses	1,192	1,382	1,296

Total share-based compensation expense	$1,401	$1,620	$1,517

As of July 28, 2012, the total compensation cost related to unvested share-based awards not yet recognized was $2.0 billion, which is expected to be recognized over approximately 2.4 years on a weighted-average basis. The income tax benefit for share-based compensation expense was $335 million, $444 million, and $415 million for fiscal 2012, 2011, and 2010, respectively.

(d) Share-Based Awards Available for Grant

A summary of share-based awards available for grant is as follows (in millions):

Years Ended	July 28, 2012	July 30, 2011	July 31, 2010
Balance at beginning of fiscal year	255	295	253
Options granted	—	—	(4)
Restricted stock, stock units, and other share-based awards granted	(95)	(82)	(81)
Share-based awards canceled/forfeited/expired	64	42	123
Other	(6)	—	4

Balance at end of fiscal year	218	255	295

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

(e) Restricted Stock and Stock Unit Awards

A summary of the restricted stock and stock unit activity, which includes time-based and performance-based or market-based restricted stock, is as follows (in millions, except per-share amounts):

	Restricted Stock/ Stock Units	Weighted-Average Grant Date Fair Value per Share	Aggregated Fair Market Value
BALANCE AT JULY 25, 2009	62	$21.25
Granted and assumed	54	23.40
Vested	(16)	21.56	$378
Canceled/forfeited	(3)	22.40

BALANCE AT JULY 31, 2010	97	22.35
Granted and assumed	56	20.62
Vested	(27)	22.54	$529
Canceled/forfeited	(10)	22.04

BALANCE AT JULY 30, 2011	116	21.50
Granted and assumed	65	17.45
Vested	(35)	21.94	$580
Canceled/forfeited	(18)	20.38

BALANCE AT JULY 28, 2012	128	$19.46

(f) Stock Option Awards

A summary of the stock option activity is as follows (in millions, except per-share amounts):

	STOCK OPTIONS OUTSTANDING
	Number Outstanding	Weighted-Average Exercise Price per Share
BALANCE AT JULY 25, 2009	1,004	$24.29
Granted and assumed	15	13.23
Exercised	(158)	17.88
Canceled/forfeited/expired	(129)	47.31

BALANCE AT JULY 31, 2010	732	21.39
Exercised	(80)	16.55
Canceled/forfeited/expired	(31)	25.91

BALANCE AT JULY 30, 2011	621	21.79
Assumed from acquisitions	1	2.08
Exercised	(66)	13.51
Canceled/forfeited/expired	(36)	23.40

BALANCE AT JULY 28, 2012	520	$22.68

The total pretax intrinsic value of stock options exercised during fiscal 2012, 2011, and 2010 was $333 million, $312 million, and $1.0 billion, respectively.

The following table summarizes significant ranges of outstanding and exercisable stock options as of July 28, 2012 (in millions, except years and share prices):

	STOCK OPTIONS OUTSTANDING				STOCK OPTIONS EXERCISABLE
Range of Exercise Prices	Number Outstanding	Weighted- Average Remaining Contractual Life (in Years)	Weighted- Average Exercise Price per Share	Aggregate Intrinsic Value	Number Exercisable	Weighted- Average Exercise Price per Share	Aggregate Intrinsic Value
$ 0.01 – 15.00	10	4.10	$6.95	$92	9	$7.18	$82
15.01 – 18.00	83	2.12	17.79	—	83	17.79	—
18.01 – 20.00	150	0.93	19.31	—	150	19.31	—
20.01 – 25.00	143	2.87	22.75	—	141	22.76	—
25.01 – 35.00	134	4.08	30.64	—	129	30.67	—

Total	520	2.53	$22.68	$92	512	$22.65	$82

The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based on the Company’s closing stock price of $15.69 as of July 27, 2012, which would have been received by the option holders had those option holders exercised their stock options as of that date. The total number of in-the-money stock options exercisable as of July 28, 2012 was 10 million. As of July 30, 2011, 575 million outstanding stock options were exercisable and the weighted-average exercise price was $21.37.

(g) Valuation of Employee Share-Based Awards

The valuation of time-based RSU’s and the underlying assumptions being used are summarized as follows:

	RESTRICTED STOCK UNITS
Years Ended	July 28, 2012	July 30, 2011
Number of shares granted (in millions)	62	54
Weighted-average assumptions/inputs:
Grant date fair value per share	$17.26	$20.59
Expected dividend	1.5%	0.3%

Prior to the initial declaration of a quarterly cash dividend on March 17, 2011, the fair value of time-based RSUs was measured based on the grant date share price, as the Company did not historically pay cash dividends on its common stock. For awards granted on or subsequent to March 17, 2011, the Company used the preceding assumptions, in addition to risk-free interest rates, to determine the grant date fair value of time-based restricted stock units.

In addition to the time-based RSUs in the preceding table, in fiscal 2012, the Company granted approximately 2 million performance-based stock unit awards (“PRSUs”), which are contingent on the achievement of the Company’s financial performance metrics or its market-based returns. On the date of grant, the Company estimated the fair value of restricted stock units with market-based conditions using a Monte Carlo simulation model. The Company used the assumptions in the preceding table to determine the grant date fair value of restricted stock units with performance metrics conditions.

The valuation of employee stock purchase rights and the underlying assumptions being used are summarized as follows:

	EMPLOYEE STOCK PURCHASE RIGHTS
Years Ended	July 28, 2012	July 30, 2011	July 31, 2010
Weighted-average assumptions:
Expected volatility	27.2%	35.1%	34.8%
Risk-free interest rate	0.2%	0.9%	0.4%
Expected dividend	1.5%	0.0%	0.0%
Expected life (in years)	0.8	1.8	0.8
Weighted-average estimated grant date fair value per share	$3.81	$6.31	$5.03

The valuation of employee stock options and the underlying assumptions being used are summarized as follows:

Year Ended	July 31, 2010
Weighted-average assumptions:
Expected volatility	30.5%
Risk-free interest rate	2.3%
Expected dividend	0.0%
Kurtosis	4.1
Skewness	0.20
Weighted-average expected life (in years)	5.1
Weighted-average estimated grant date fair value per option	$6.50

The valuation of employee stock purchase rights and the related assumptions are for the employee stock purchases made during the respective fiscal years. The valuation of employee stock options and the related assumptions are for awards granted during the indicated fiscal year.

The Company uses third-party analyses to assist in developing the assumptions used in, as well as calibrating, its lattice-binomial and Black-Scholes models. The Company is responsible for determining the assumptions used in estimating the fair value of its share-based payment awards.

The Company used the implied volatility for traded options (with contract terms corresponding to the expected life of the employee stock purchase rights) on the Company’s stock as the expected volatility assumption required in the Black-Scholes model. The implied volatility is more representative of future stock price trends than historical volatility. The risk-free interest rate assumption is based upon observed interest rates appropriate for the term of the Company’s employee stock purchase rights. The dividend yield assumption is based on the history and expectation of dividend payouts at the grant date. Prior to the initial declaration of a quarterly cash dividend on March 17, 2011, the expected dividend yield was 0% as the Company did not historically pay cash dividends on its common stock. For awards granted on or subsequent to March 17, 2011, the Company used an annualized dividend yield based on the then current per-share dividend declared by its Board of Directors.

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

(h) Employee 401(k) Plans

The Company sponsors the Cisco Systems, Inc. 401(k) Plan (the “Plan”) to provide retirement benefits for its employees. As allowed under Section 401(k) of the Internal Revenue Code, the Plan provides for tax-deferred salary contributions and after-tax contributions for eligible employees. The Plan allows employees to contribute from 1% to 75% of their annual compensation to the Plan on a pretax and after-tax basis, and effective January 1, 2011, the Plan also allows employees to make Roth contributions. Employee contributions are limited to a maximum annual amount as set periodically by the Internal Revenue Code. The Company matches pretax employee contributions up to 100% of the first 4.5% of eligible earnings that are contributed by employees. Therefore, the maximum matching contribution that the Company may allocate to each participant’s account will not exceed $11,250 for the 2012 calendar year due to the $250,000 annual limit on eligible earnings imposed by the Internal Revenue Code. All matching contributions vest immediately. The Company’s matching contributions to the Plan totaled $231 million, $239 million, and $210 million in fiscal 2012, 2011, and 2010, respectively.

The Plan allows employees who meet the age requirements and reach the Plan contribution limits to make a catch-up contribution not to exceed the lesser of 75% of their eligible compensation or the limit set forth in the Internal Revenue Code. The catch-up contributions are not eligible for matching contributions. In addition, the Plan provides for discretionary profit-sharing contributions as determined by the Board of Directors. Such contributions to the Plan are allocated among eligible participants in the proportion of their salaries to the total salaries of all participants. There were no discretionary profit-sharing contributions made in fiscal 2012, 2011, or 2010.

The Company also sponsors other 401(k) plans that arose from acquisitions of other companies. The Company’s contributions to these plans were not material to the Company on either an individual or aggregate basis for any of the fiscal years presented.

(i) Deferred Compensation Plans

The Cisco Systems, Inc. Deferred Compensation Plan (the “Deferred Compensation Plan”), a nonqualified deferred compensation plan, became effective in 2007. As required by applicable law, participation in the Deferred Compensation Plan is limited to a select group of the Company’s management employees. Under the Deferred Compensation Plan, which is an unfunded and unsecured deferred compensation arrangement, a participant may elect to defer base salary, bonus, and/or commissions, pursuant to such rules as may be established by the Company, up to the maximum percentages for each deferral election as described in the plan. The Company may also, at its discretion, make a matching contribution to the employee under the Deferred

Compensation Plan. A matching contribution equal to 4.5% of eligible compensation in excess of the Internal Revenue Code limit for qualified plans for calendar year 2012 that is deferred by participants under the Deferred Compensation Plan (with a $1.5 million cap on eligible compensation) will be made to eligible participants’ accounts at the end of calendar year 2012. The deferred compensation liability under the Deferred Compensation Plan, together with a deferred compensation plan assumed from Scientific-Atlanta, was approximately $355 million and $375 million as of July 28, 2012 and July 30, 2011, respectively, and was recorded primarily in other long-term liabilities.

15. Income Taxes

(a) Provision for Income Taxes

The provision for income taxes consists of the following (in millions):

Years Ended	July 28, 2012	July 30, 2011	July 31, 2010
Federal:
Current	$1,836	$914	$1,469
Deferred	(270)	(168)	(435)

	1,566	746	1,034

State:
Current	119	49	186
Deferred	(53)	83	—

	66	132	186

Foreign:
Current	477	529	470
Deferred	9	(72)	(42)

	486	457	428

Total	$2,118	$1,335	$1,648

Income before provision for income taxes consists of the following (in millions):

Years Ended	July 28, 2012	July 30, 2011	July 31, 2010
United States	$3,235	$1,214	$1,102
International	6,924	6,611	8,313

Total	$10,159	$7,825	$9,415

The items accounting for the difference between income taxes computed at the federal statutory rate and the provision for income taxes consist of the following:

Years Ended	July 28, 2012	July 30, 2011	July 31, 2010
Federal statutory rate	35.0%	35.0%	35.0%
Effect of:
State taxes, net of federal tax benefit	0.4	1.5	1.4
Foreign income at other than U.S. rates	(15.6)	(19.4)	(19.3)
Tax credits	(0.4)	(3.0)	(0.5)
Transfer pricing adjustment related to share-based compensation	—	—	(1.7)
Nondeductible compensation	1.8	2.5	2.0
Other, net	(0.4)	0.5	0.6

Total	20.8%	17.1%	17.5%

During fiscal 2011, the Tax Relief, Unemployment Insurance Reauthorization, and Job Creation Act of 2010 reinstated the U.S. federal R&D tax credit through December 31, 2011, retroactive to January 1, 2010. As a result, the tax provision in fiscal 2011 includes a tax benefit of $65 million related to the R&D tax credit for fiscal 2010.

During fiscal 2010, the U.S. Court of Appeals for the Ninth Circuit (the “Ninth Circuit”) withdrew its prior holding and reaffirmed the 2005 U.S. Tax Court ruling in Xilinx, Inc. v. Commissioner. This final decision impacted the tax treatment of share-based compensation expenses for the purpose of determining intangible development costs under a company’s research and development cost-sharing arrangement. While the Company was not a named party to the case, this decision resulted in a change in the Company’s tax benefits recognized in its financial statements. As a result of the decision, the Company recognized in fiscal 2011 a combined tax benefit of $724 million, of which $158 million was recorded as a reduction to the provision for income taxes and $566 million was recorded as an increase to additional paid-in capital.

U.S. income taxes and foreign withholding taxes associated with the repatriation of earnings of foreign subsidiaries were not provided for on a cumulative total of $41.3 billion of undistributed earnings for certain foreign subsidiaries as of the end of fiscal 2012. The Company intends to reinvest these earnings indefinitely in its foreign subsidiaries. If these earnings were distributed to the United States in the form of dividends or otherwise, or if the shares of the relevant foreign subsidiaries were sold or otherwise transferred, the Company would be subject to additional U.S. income taxes (subject to an adjustment for foreign tax credits) and foreign withholding taxes. Determination of the amount of unrecognized deferred income tax liability related to these earnings is not practicable.

As a result of certain employment and capital investment actions, the Company’s income in certain foreign countries is subject to reduced tax rates and in some cases is wholly exempt from taxes. A portion of these tax incentives will expire at the end of fiscal 2015, and the majority of the remaining balance will expire at the end of fiscal 2025. The gross income tax benefit attributable to tax incentives were estimated to be $1.3 billion ($0.24 per diluted share) in fiscal 2012, of which, approximately $0.5 billion ($0.09 per diluted share) is based on tax incentives that will expire at the end of fiscal 2015. As of the end of fiscal 2011 and fiscal 2010, the gross income tax benefits attributable to tax incentives were estimated to be $1.3 billion ($0.24 per diluted share) and $1.7 billion ($0.30 per diluted share), for the respective years. The gross income tax benefits for the respective years were partially offset by accruals of U.S. income taxes on undistributed earnings.

(b) Unrecognized Tax Benefits

The aggregate changes in the balance of gross unrecognized tax benefits were as follows (in millions):

Years Ended	July 28, 2012	July 30, 2011	July 31, 2010
Beginning balance	$2,948	$2,677	$2,816
Additions based on tax positions related to the current year	155	374	246
Additions for tax positions of prior years	54	93	60
Reductions for tax positions of prior years	(226)	(60)	(250)
Settlements	(41)	(56)	(140)
Lapse of statute of limitations	(71)	(80)	(55)

Ending balance	$2,819	$2,948	$2,677

As of July 28, 2012, $2.4 billion of the unrecognized tax benefits would affect the effective tax rate if realized. During fiscal 2012, the Company recognized $146 million of net interest expense and $21 million of penalties. During fiscal 2011, the Company recognized $38 million of net interest expense and $9 million of penalties. The Company’s total accrual for interest and penalties was $381 million and $214 million as of the end of fiscal 2012 and 2011, respectively. The Company is no longer subject to U.S. federal income tax audit for returns covering tax years through fiscal 2001. With limited exceptions, the Company is no longer subject to foreign income tax audits for returns covering tax years through fiscal 2000 and state and local income tax audits for returns covering tax years through fiscal 1997.

During fiscal 2010, the Ninth Circuit withdrew its prior holding and reaffirmed the 2005 U.S. Tax Court ruling in Xilinx, Inc. v. Commissioner. As a result of this final decision in fiscal 2010, the Company decreased the amount of gross unrecognized tax benefits by approximately $220 million and decreased the amount of accrued interest by $218 million.

The Company regularly engages in discussions and negotiations with tax authorities regarding tax matters in various jurisdictions. The Company believes it is reasonably possible that certain federal, foreign, and state tax matters may be concluded in the next 12 months. Specific positions that may be resolved include issues involving transfer pricing and various other matters. The Company estimates that the unrecognized tax benefits at July 28, 2012 could be reduced by approximately $1.1 billion in the next 12 months.

(c) Deferred Tax Assets and Liabilities

The following table presents the breakdown between current and noncurrent net deferred tax assets (in millions):

	July 28, 2012	July 30, 2011
Deferred tax assets—current	$2,294	$2,410
Deferred tax liabilities—current	(123)	(131)
Deferred tax assets—noncurrent	2,270	1,864
Deferred tax liabilities—noncurrent	(133)	(264)

Total net deferred tax assets	$4,308	$3,879

The components of the deferred tax assets and liabilities are as follows (in millions):

	July 28, 2012	July 30, 2011
ASSETS
Allowance for doubtful accounts and returns	$433	$413
Sales-type and direct-financing leases	162	178
Inventory write-downs and capitalization	127	160
Investment provisions	261	226
IPR&D, goodwill, and purchased intangible assets	119	106
Deferred revenue	1,618	1,634
Credits and net operating loss carryforwards	721	713
Share-based compensation expense	1,059	1,084
Accrued compensation	481	507
Other	583	590

Gross deferred tax assets	5,564	5,611
Valuation allowance	(60)	(82)

Total deferred tax assets	5,504	5,529

LIABILITIES
Purchased intangible assets	(809)	(997)
Depreciation	(131)	(298)
Unrealized gains on investments	(222)	(265)
Other	(34)	(90)

Total deferred tax liabilities	(1,196)	(1,650)

Total net deferred tax assets	$4,308	$3,879

As of July 28, 2012, the Company’s federal, state, and foreign net operating loss carryforwards for income tax purposes were $321 million, $1.5 billion, and $240 million, respectively. A significant amount of the federal net operating loss carryforwards relate to acquisitions and, as a result, is limited in the amount that can be recognized in any one year. If not utilized, the federal net operating loss will begin to expire in fiscal 2019 and the foreign and state net operating loss carryforwards will begin to expire in fiscal 2013. The Company has provided a valuation allowance of $55 million for deferred tax assets related to foreign net operating losses that are not expected to be realized.

As of July 28, 2012, the Company’s federal, state and foreign tax credit carryforwards for income tax purposes were approximately $6 million, $562 million and $4 million, respectively. The federal and foreign tax credit carryforwards will begin to expire in fiscal 2019 and 2027, respectively. The majority of state tax credits can be carried forward indefinitely.

16. Segment Information and Major Customers

(a) Net Sales and Gross Margin by Segment

The Company conducts business globally and is primarily managed on a geographic basis consisting of three segments: the Americas; EMEA; and APJC. In fiscal 2011, the Company had been organized into the following four segments: United States and Canada, European Markets, Emerging Markets, and Asia Pacific Markets. As a result of this segment change effective in the first quarter of fiscal 2012, countries within the former Emerging Markets segment were consolidated into either EMEA or the Americas segment depending on their respective geographic locations. The Company has reclassified the segment data for the prior period to conform to the current year’s presentation.

The Company’s management makes financial decisions and allocates resources based on the information it receives from its internal management system. Sales are attributed to a segment based on the ordering location of the customer. The Company does not allocate research and development, sales and marketing, or general and administrative expenses to its segments in this internal management system because management does not include the information in its measurement of the performance of the operating segments. In addition, the Company does not allocate amortization of acquisition-related intangible assets, share-based compensation expense, charges related to asset impairments and restructurings, and certain other charges to the gross margin for each segment because management does not include this information in its measurement of the performance of the operating segments. Summarized financial information by segment for fiscal 2012, 2011, and 2010, based on the Company’s internal management system and as utilized by the Company’s Chief Operating Decision Maker (“CODM”), is as follows (in millions):

Years Ended	July 28, 2012	July 30, 2011	July 31, 2010
Net sales:
Americas	$26,501	$25,015	$23,334
EMEA	12,075	11,604	10,825
APJC	7,485	6,599	5,881

Total	$46,061	$43,218	$40,040

Gross margin:
Americas	16,639	15,766	15,042
EMEA	7,605	7,452	7,235
APJC	4,519	4,143	3,842

Segment total	28,763	27,361	26,119

Unallocated corporate items	(554)	(825)	(476)

Total	$28,209	$26,536	$25,643

Net sales in the United States, which is included in the Americas, were $22.6 billion, $21.5 billion, and $20.4 billion for fiscal 2012, 2011, and 2010, respectively.

(b) Net Sales for Groups of Similar Products and Services

The Company designs, manufactures, and sells Internet Protocol (“IP”)-based networking and other products related to the communications and IT industry and provides services associated with these products and their use. The Company formerly grouped its products and technologies into categories of Switches, Routers, New Products, and Other. Effective in the first quarter of fiscal 2012, the Company recategorized its products and technologies into the following categories: Switching, NGN Routing, Collaboration, Service Provider Video, Wireless, Security, Data Center, and Other Products. These products, primarily integrated by Cisco IOS Software, link geographically dispersed local-area networks (“LANs”), metropolitan-area networks (“MANs”), and wide-area networks (“WANs”). The Company has reclassified the prior periods to conform to the current year’s presentation.

The following table presents net sales for groups of similar products and services (in millions):

Years Ended	July 28, 2012	July 30, 2011	July 31, 2010
Net sales:
Switching	$14,531	$14,130	$14,074
NGN Routing	8,425	8,264	7,868
Collaboration	4,139	4,013	2,981
Service Provider Video	3,858	3,483	3,294
Wireless	1,699	1,427	1,134
Security	1,349	1,200	1,302
Data Center	1,298	694	196
Other	1,027	1,315	1,571

Product	36,326	34,526	32,420
Service	9,735	8,692	7,620

Total	$46,061	$43,218	$40,040

(c) Additional Segment Information

The majority of the Company’s assets, excluding cash and cash equivalents and investments, as of July 28, 2012 and July 30, 2011 were attributable to its U.S. operations. The Company’s total cash and cash equivalents and investments held by various foreign subsidiaries were $42.5 billion and $39.8 billion as of July 28, 2012 and July 30, 2011, respectively, and the remaining $6.2 billion and $4.8 billion at the respective fiscal year ends was available in the United States. In fiscal 2012, 2011, and 2010, no single customer accounted for 10% or more of the Company’s net sales.

Property and equipment information is based on the physical location of the assets. The following table presents property and equipment information for geographic areas (in millions):

	July 28, 2012	July 30, 2011	July 31, 2010
Property and equipment, net:
United States	$2,842	$3,284	$3,283
International	560	632	658

Total	$3,402	$3,916	$3,941

17. Net Income per Share

The following table presents the calculation of basic and diluted net income per share (in millions, except per-share amounts):

Years Ended	July 28, 2012	July 30, 2011	July 31, 2010
Net income	$8,041	$6,490	$7,767

Weighted-average shares—basic	5,370	5,529	5,732
Effect of dilutive potential common shares	34	34	116

Weighted-average shares—diluted	5,404	5,563	5,848

Net income per share—basic	$1.50	$1.17	$1.36

Net income per share—diluted	$1.49	$1.17	$1.33

Antidilutive employee share-based awards, excluded	591	379	344

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

Supplementary Financial Data (Unaudited)

(in millions, except per-share amounts)

Quarters Ended	July 28, 2012	April 28, 2012	January 28, 2012	October 29, 2011
Net sales	$11,690	$11,588	$11,527	$11,256
Gross margin	$7,085	$7,169	$7,065	$6,890
Operating income	$2,371	$2,750	$2,734	$2,210
Net income	$1,917	$2,165	$2,182	$1,777
Net income per share—basic	$0.36	$0.40	$0.41	$0.33
Net income per share—diluted	$0.36	$0.40	$0.40	$0.33
Cash dividends declared per common share	$0.08	$0.08	$0.06	$0.06
Cash and cash equivalents and investments	$48,716	$48,412	$46,742	$44,388

Quarters Ended	July 30, 2011(1)	April 30, 2011	January 29, 2011	October 30, 2010
Net sales	$11,195	$10,866	$10,407	$10,750
Gross margin	$6,861	$6,659	$6,261	$6,755
Operating income	$1,456	$2,183	$1,684	$2,351
Net income	$1,232	$1,807	$1,521	$1,930
Net income per share—basic	$0.22	$0.33	$0.27	$0.34
Net income per share—diluted	$0.22	$0.33	$0.27	$0.34
Cash dividends declared per common share(2)	$0.06	$0.06	$—	$—
Cash and cash equivalents and investments	$44,585	$43,367	$40,229	$38,925

(1)

With regard to items which significantly impact the comparability of the above data, for the quarter ended July 30, 2011, operating income included restructuring and other charges of $772 million and net income for the quarter ended July 30, 2011 included such charges of $602 million, net of tax.

(2)	The Company first declared a quarterly cash dividend on March 17, 2011.

Stock Market Information

Cisco common stock is traded on the NASDAQ Global Select Market under the symbol CSCO. The following table lists the high and low sales prices for each period indicated:

	FISCAL 2012		FISCAL 2011
Fiscal	High	Low	High	Low
First quarter	$18.60	$13.30	$24.87	$19.82
Second quarter	$20.07	$17.22	$24.60	$19.00
Third quarter	$21.30	$19.27	$22.34	$16.52
Fourth quarter	$20.17	$14.96	$17.99	$14.78

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

None.

Item 9A.	Controls and Procedures

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

Internal Control over Financial Reporting

Management’s report on our internal control over financial reporting and the report of our independent registered public accounting firm on our internal control over financial reporting are set forth, respectively, on page 80 under the caption “Management’s Report on Internal Control Over Financial Reporting” and on page 79 of this report.

There was no change in our internal control over financial reporting during our fourth quarter of fiscal 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this item relating to our directors and nominees is included under the captions “Proposal No. 1: Election of Directors—General,” “—Business Experience and Qualifications of Nominees,” and “—Board Committees and Meetings—Nomination and Governance Committee” in our Proxy Statement related to the 2012 Annual Meeting of Shareholders and is incorporated herein by reference.

The information required by this item regarding our Audit Committee is included under the caption “Proposal No. 1: Election of Directors—Board Committees and Meetings” in our Proxy Statement related to the 2012 Annual Meeting of Shareholders and is incorporated herein by reference.

Pursuant to General Instruction G(3) of Form 10-K, the information required by this item relating to our executive officers is included under the caption “Executive Officers of the Registrant” in Part I of this report.

The information required by this item regarding compliance with Section 16(a) of the Securities Act of 1934 is included under the caption “Ownership of Securities—Section 16(a) Beneficial Ownership Reporting Compliance” in our Proxy Statement related to the 2012 Annual Meeting of Shareholders and is incorporated herein by reference.

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

The information appearing under the headings “Proposal No. 1: Election of Directors—Director Compensation” and “Executive Compensation and Related Information” in our Proxy Statement related to the 2012 Annual Meeting of Shareholders is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item relating to security ownership of certain beneficial owners and management and the information relating to securities authorized for issuance under equity compensation plans are each included under the caption “Ownership of Securities,” in our Proxy Statement related to the 2012 Annual Meeting of Shareholders, and this information is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this item relating to review, approval or ratification of transactions with related persons is included under the caption “Certain Relationships and Related Transactions,” and the information required by this item relating to director independence is included under the caption “Proposal No. 1: Election of Directors—Independent Directors,” in each case in our Proxy Statement related to the 2012 Annual Meeting of Shareholders, and is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

The information required by this item is included under the captions “Proposal No. 4: Ratification of Independent Registered Public Accounting Firm—Principal Accountant Fees and Services” and “Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Registered Public Accounting Firm” in our Proxy Statement related to the 2012 Annual Meeting of Shareholders, and is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)	1.	Financial Statements
		See the “Index to Consolidated Financial Statements” on page 78 of this report.

	2	Financial Statement Schedule
		See “Schedule II—Valuation and Qualifying Accounts” on page 135 of this report.

	3.	Exhibits
		See the “Index to Exhibits” immediately following the signature page of this report.

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

(in millions)

	Allowances For
	Lease Receivables	Loan Receivables	Accounts Receivable
Year ended July 31, 2010:
Balance at beginning of fiscal year	$213	$88	$216
Provisions	25	43	44
Write-offs net of recoveries	(1)	(69)	(25)
Foreign exchange and other	(30)	11	—

Balance at end of fiscal year	$207	$73	$235

Year ended July 30, 2011:
Balance at beginning of fiscal year	$207	$73	$235
Provisions	31	43	7
Write-offs net of recoveries	(13)	(18)	(38)
Foreign exchange and other	12	5	—

Balance at end of fiscal year	$237	$103	$204

Year ended July 28, 2012:
Balance at beginning of fiscal year	$237	$103	$204
Provisions	22	22	19
Write-offs net of recoveries	(2)	—	(16)
Foreign exchange and other	(10)	(3)	—

Balance at end of fiscal year	$247	$122	$207

Foreign exchange and other includes the impact of foreign exchange and certain immaterial reclassifications.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

September 12, 2012	CISCO SYSTEMS, INC.

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

Signature	Title	Date

/S/ JOHN T. CHAMBERS John T. Chambers	Chairman, Chief Executive Officer and Director (Principal Executive Officer)	September 12, 2012

/S/ FRANK A. CALDERONI Frank A. Calderoni	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	September 12, 2012

/S/ PRAT S. BHATT Prat S. Bhatt	Vice President and Corporate Controller (Principal Accounting Officer)	September 12, 2012

/S/ CAROL A. BARTZ Carol A. Bartz	Lead Independent Director	September 12, 2012

/S/ MARC BENIOFF Marc Benioff	Director	September 12, 2012

/S/ M. MICHELE BURNS M. Michele Burns	Director	September 12, 2012

/S/ MICHAEL D. CAPELLAS Michael D. Capellas	Director	September 12, 2012

Signature	Title	Date

/S/ LARRY R. CARTER Larry R. Carter	Director	September 12, 2012

/S/ BRIAN L. HALLA Brian L. Halla	Director	September 12, 2012

/S/ JOHN L. HENNESSY Dr. John L. Hennessy	Director	September 12, 2012

/S/ KRISTINA M. JOHNSON Dr. Kristina M. Johnson	Director	September 12, 2012

/S/ RICHARD M. KOVACEVICH Richard M. Kovacevich	Director	September 12, 2012

/S/ RODERICK C. MCGEARY Roderick C. McGeary	Director	September 12, 2012

/S/ ARUN SARIN Arun Sarin	Director	September 12, 2012

/S/ STEVEN M. WEST Steven M. West	Director	September 12, 2012

/S/ JERRY YANG Jerry Yang	Director	September 12, 2012

INDEX TO EXHIBITS

Exhibit Number	Exhibit Description					Filed Herewith
		Form	File No.	Exhibit	Filing Date

3.1	Restated Articles of Incorporation of Cisco Systems, Inc., as currently in effect	S-3	333-56004	4.1	2/21/2001

3.2	Amended and Restated Bylaws of Cisco Systems, Inc., as currently in effect	8-K	000-18225	3.1	3/23/2007

4.1	Indenture, dated February 22, 2006, between Cisco Systems, Inc. and Deutsche Bank Trust Company Americas, as trustee	8-K	000-18225	4.1	2/22/2006

4.2	Indenture, dated February 17, 2009, between Cisco Systems, Inc. and the Bank of New York Mellon Trust Company, N.A., as trustee	8-K	000-18225	4.1	2/17/2009

4.3	Indenture, dated November 17, 2009, between Cisco Systems, Inc. and the Bank of New York Mellon Trust Company, N.A., as trustee	8-K	000-18225	4.1	11/17/2009

4.4	Indenture, dated March 16, 2011, between Cisco Systems, Inc. and the Bank of New York Mellon Trust Company, N.A., as trustee	8-K	000-18225	4.1	3/16/2011

4.5	Forms of Global Note for the registrant’s 5.25% Senior Notes due 2011 and 5.50% Senior Notes due 2016	8-K	000-18225	4.1	2/22/2006

4.6	Forms of Global Note for the registrant’s 4.95% Senior Notes due 2019 and 5.90% Senior Notes due 2039	8-K	000-18225	4.1	2/17/2009

4.7	Forms of Global Note for the registrant’s 2.90% Senior Notes due 2014, 4.45% Senior Notes due 2020, and 5.50% Senior Notes due 2040	8-K	000-18225	4.1	11/17/2009

4.8	Forms of Global Note for the Company’s Floating Rate Notes due 2014, 1.625% Senior Notes due 2014 and 3.150% Senior Notes due 2017	8-K	000-18225	4.1	3/16/2011

10.1*	Cisco Systems, Inc. 2005 Stock Incentive Plan (including related form agreements)					X

10.2*	Cisco Systems, Inc. Amended and Restated 1996 Stock Incentive Plan (including related form agreements)	10-K	000-18225	10.2	9/21/2010

10.3*	1997 Supplemental Stock Incentive Plan (including related form agreements)	10-K	000-18225	10.2	9/18/2007

10.4*	Cisco Systems, Inc. SA Acquisition Long-Term Incentive Plan (amends and restates the 2003 Long-Term Incentive Plan of Scientific-Atlanta) (including related form agreements)	10-K	000-18225	10.4	9/18/2007

Exhibit Number	Exhibit Description					Filed Herewith
		Form	File No.	Exhibit	Filing Date

10.5*	Cisco Systems, Inc. WebEx Acquisition Long-Term Incentive Plan. (amends and restates the WebEx Communications, Inc. Amended and Restated 2000 Stock Incentive Plan) (including related form agreements)	10-K	000-18225	10.5	9/18/2007

10.6*	Cisco Systems, Inc. Employee Stock Purchase Plan	8-K	000-18225	10.2	11/12/2009

10.7*	Notice of Grant of Stock Option and Stock Option Agreement between John T. Chambers and Cisco Systems, Inc.	10-K	000-18225	10.6	9/20/2004

10.8*	Cisco Systems, Inc. Deferred Compensation Plan, as amended	10-Q	000-18225	10.3	11/22/2011

10.9*	Cisco Systems, Inc. Executive Incentive Plan	8-K	000-18225	10.2	11/19/2007

10.10	Amended and Restated International Assignment Agreement dated as of September 16, 2011 by and between Cisco Systems, Inc. and Wim Elfrink	8-K	000-18225	10.1	9/20/2011

10.11*	Form of Executive Officer Indemnification Agreement	10-K	000-18225	10.7	9/20/2004

10.12*	Form of Director Indemnification Agreement	10-K	000-18225	10.8	9/20/2004

10.13	Credit Agreement dated as of February 17, 2012, by and among Cisco Systems, Inc. and Lenders party thereto, and Bank of America, N.A., as administration agent, swing line lender and an L/C issuer	8-K	000-18225	10.1	2/17/2012

10.14	Form of Commercial Paper Dealer Agreement	10-Q	000-18225	10.1	2/23/2011

10.15	Commercial Paper Issuing and Paying Agent Agreement dated January 31, 2011 between the Registrant and Bank of America, N.A.	10-Q	000-18225	10.2	2/23/2011

21.1	Subsidiaries of the Registrant					X

23.1	Consent of Independent Registered Public Accounting Firm					X

24.1	Power of Attorney (included on page 136 of this Annual Report on Form 10-K)					X

31.1	Rule 13a–14(a)/15d–14(a) Certification of Principal Executive Officer					X

31.2	Rule 13a–14(a)/15d–14(a) Certification of Principal Financial Officer					X

32.1	Section 1350 Certification of Principal Executive Officer					X

32.2	Section 1350 Certification of Principal Financial Officer					X

Exhibit Number	Exhibit Description					Filed Herewith
		Form	File No.	Exhibit	Filing Date

101.INS	XBRL Instance Document					X

101.SCH	XBRL Taxonomy Extension Schema Document					X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X

*	Indicates a management contract or compensatory plan or arrangement.