Form 10-Q
period 2012-10-27
CISCO SYSTEMS, INC.
filed 2012-11-20
CIK 858877

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 27, 2012
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES   ☐     NO   ☒
Number of shares of the registrant’s common stock outstanding as of November 15, 2012: 5,309,248,366

Cisco Systems, Inc.
FORM 10-Q for the Quarter Ended October 27, 2012

PART 1. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)
CISCO SYSTEMS, INC.
CONSOLIDATED BALANCE SHEETS
(in millions, except par value)
(Unaudited)

	October 27, 2012	July 28, 2012
ASSETS
Current assets:
Cash and cash equivalents	$4,773	$9,799
Investments	40,227	38,917
Accounts receivable, net of allowance for doubtful accounts of $224 at October 27, 2012 and $207 at July 28, 2012	3,942	4,369
Inventories	1,709	1,663
Financing receivables, net	3,726	3,661
Deferred tax assets	2,253	2,294
Other current assets	1,277	1,230
Total current assets	57,907	61,933
Property and equipment, net	3,409	3,402
Financing receivables, net	3,695	3,585
Goodwill	20,443	16,998
Purchased intangible assets, net	3,449	1,959
Other assets	3,740	3,882
TOTAL ASSETS	$92,643	$91,759
LIABILITIES AND EQUITY
Current liabilities:
Short-term debt	$55	$31
Accounts payable	889	859
Income taxes payable	200	276
Accrued compensation	2,710	2,928
Deferred revenue	8,721	8,852
Other current liabilities	4,539	4,785
Total current liabilities	17,114	17,731
Long-term debt	16,272	16,297
Income taxes payable	1,577	1,844
Deferred revenue	3,902	4,028
Other long-term liabilities	1,077	558
Total liabilities	39,942	40,458
Commitments and contingencies (Note 12)
Equity:
Cisco shareholders’ equity:
Preferred stock, no par value: 5 shares authorized; none issued and outstanding	—	—
Common stock and additional paid-in capital, $0.001 par value: 20,000 shares authorized; 5,311 and 5,298 shares issued and outstanding at October 27, 2012 and July 28, 2012, respectively	39,290	39,271
Retained earnings	12,563	11,354
Accumulated other comprehensive income	833	661
Total Cisco shareholders’ equity	52,686	51,286
Noncontrolling interests	15	15
Total equity	52,701	51,301
TOTAL LIABILITIES AND EQUITY	$92,643	$91,759
See Notes to Consolidated Financial Statements.

CISCO SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per-share amounts)
(Unaudited)

	Three Months Ended
	October 27, 2012	October 29, 2011
NET SALES:
Product	$9,297	$8,952
Service	2,579	2,304
Total net sales	11,876	11,256
COST OF SALES:
Product	3,748	3,563
Service	889	803
Total cost of sales	4,637	4,366
GROSS MARGIN	7,239	6,890
OPERATING EXPENSES:
Research and development	1,431	1,375
Sales and marketing	2,416	2,452
General and administrative	560	552
Amortization of purchased intangible assets	122	99
Restructuring and other charges	59	202
Total operating expenses	4,588	4,680
OPERATING INCOME	2,651	2,210
Interest income	161	164
Interest expense	(148)	(148)
Other income (loss), net	(33)	19
Interest and other income (loss), net	(20)	35
INCOME BEFORE PROVISION FOR INCOME TAXES	2,631	2,245
Provision for income taxes	539	468
NET INCOME	$2,092	$1,777

Net income per share:
Basic	$0.39	$0.33
Diluted	$0.39	$0.33
Shares used in per-share calculation:
Basic	5,301	5,394
Diluted	5,334	5,407

Cash dividends declared per common share	$0.14	$0.06
See Notes to Consolidated Financial Statements.

CISCO SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)
(Unaudited)

	Three Months Ended
	October 27, 2012	October 29, 2011
Net income	$2,092	$1,777
Available-for-sale investments:
Change in net unrealized gains, net of tax benefit of $1 and $26 for the three months ended October 27, 2012 and October 29, 2011, respectively	4	(53)
Net gains reclassified into earnings, net of tax effects of $10 and $2 for the three months ended October 27, 2012 and October 29, 2011, respectively	(17)	(6)
	(13)	(59)
Cash flow hedging instruments:
Change in unrealized gains and losses	66	(50)
Net losses reclassified into earnings	5	—
	71	(50)
Net change in cumulative translation adjustment and other, net of tax (expense) benefit of $(10) and $21 for the three months ended October 27, 2012 and October 29, 2011, respectively	114	(211)
Other comprehensive income (loss)	172	(320)
Comprehensive income	2,264	1,457
Comprehensive loss attributable to noncontrolling interests	—	7
Comprehensive income attributable to Cisco Systems, Inc.	$2,264	$1,464
See Notes to Consolidated Financial Statements.

CISCO SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(Unaudited)

	Three Months Ended
	October 27, 2012	October 29, 2011
Cash flows from operating activities:
Net income	$2,092	$1,777
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization, and other	612	621
Share-based compensation expense	306	341
Provision for receivables	29	(13)
Deferred income taxes	135	109
Excess tax benefits from share-based compensation	(15)	(21)
Net losses (gains) on investments	15	(13)
Change in operating assets and liabilities, net of effects of acquisitions and divestitures:
Accounts receivable	615	399
Inventories	42	(168)
Financing receivables	(132)	(9)
Other assets	99	(374)
Accounts payable	(19)	36
Income taxes, net	(372)	(38)
Accrued compensation	(359)	(548)
Deferred revenue	(295)	232
Other liabilities	(288)	2
Net cash provided by operating activities	2,465	2,333

Cash flows from investing activities:
Purchases of investments	(8,213)	(11,770)
Proceeds from sales of investments	2,447	7,721
Proceeds from maturities of investments	4,388	1,179
Acquisition of property and equipment	(265)	(265)
Acquisition of businesses, net of cash and cash equivalents acquired	(4,912)	(38)
Purchases of investments in privately held companies	(9)	(153)
Return of investments in privately held companies	12	58
Other	22	77
Net cash used in investing activities	(6,530)	(3,191)

Cash flows from financing activities:
Issuances of common stock	117	203
Repurchases of stock - repurchase program	(183)	(1,744)
Shares repurchased for tax withholdings on vesting of restricted stock units	(203)	(137)
Short-term borrowings, maturities less than 90 days, net	23	—
Excess tax benefits from share-based compensation	15	21
Dividends paid	(744)	(322)
Other	14	(78)
Net cash used in financing activities	(961)	(2,057)
Net decrease in cash and cash equivalents	(5,026)	(2,915)
Cash and cash equivalents, beginning of period	9,799	7,662
Cash and cash equivalents, end of period	$4,773	$4,747

Cash paid for:
Interest	$221	$220
Income taxes	$776	$398
See Notes to Consolidated Financial Statements.

CISCO SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(in millions, except per-share amounts)
(Unaudited)

Three Months Ended October 27, 2012	Shares of Common Stock	Common Stock and Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Cisco Shareholders’ Equity	Non-controlling Interests	Total Equity
BALANCE AT JULY 28, 2012	5,298	$39,271	$11,354	$661	$51,286	$15	$51,301
Net income			2,092		2,092		2,092
Other comprehensive income				172	172		172
Issuance of common stock	39	117			117		117
Repurchase of stock - repurchase program	(15)	(114)	(139)		(253)		(253)
Shares repurchased for tax withholdings on vesting of restricted stock units	(11)	(203)			(203)		(203)
Cash dividends declared ($0.14 per common share)			(744)		(744)		(744)
Tax effects from employee stock incentive plans		(87)			(87)		(87)
Share-based compensation expense		306			306		306
BALANCE AT OCTOBER 27, 2012	5,311	$39,290	$12,563	$833	$52,686	$15	$52,701

Three Months Ended October 29, 2011	Shares of Common Stock	Common Stock and Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Cisco Shareholders’ Equity	Non-controlling Interests	Total Equity
BALANCE AT JULY 30, 2011	5,435	$38,648	$7,284	$1,294	$47,226	$33	$47,259
Net income			1,777		1,777		1,777
Other comprehensive loss				(313)	(313)	(7)	(320)
Issuance of common stock	45	203			203		203
Repurchase of common stock	(100)	(715)	(829)		(1,544)		(1,544)
Shares repurchased for tax withholdings on vesting of restricted stock units	(9)	(137)			(137)		(137)
Cash dividends declared ($0.06 per common share)			(322)		(322)		(322)
Tax effects from employee stock incentive plans		(43)			(43)		(43)
Share-based compensation expense		341			341		341
BALANCE AT OCTOBER 29, 2011	5,371	$38,297	$7,910	$981	$47,188	$26	$47,214
In September 2001, the Company’s Board of Directors authorized a stock repurchase program. As of October 27, 2012, the Company’s Board of Directors had authorized an aggregate repurchase of up to $82 billion of common stock under this program with no termination date. For additional information regarding stock repurchases, see Note 13 to the Consolidated Financial Statements. The stock repurchases since the inception of this program and the related impacts on Cisco shareholders’ equity are summarized in the following table (in millions):

	Shares of Common Stock	Common Stock and Additional Paid-In Capital	Retained Earnings	Total Cisco Shareholders’ Equity
Repurchases of common stock under the repurchase program	3,755	$17,155	$59,231	$76,386
See Notes to Consolidated Financial Statements.

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	Basis of Presentation
The fiscal year for Cisco Systems, Inc. (the "Company" or "Cisco") is the 52 or 53 weeks ending on the last Saturday in July. Fiscal 2013 and fiscal 2012 are each 52-week fiscal years. The Consolidated Financial Statements include the accounts of Cisco and its subsidiaries. All significant intercompany accounts and transactions have been eliminated. The Company conducts business globally and is primarily managed on a geographic basis in the following three geographic segments: the Americas; Europe, Middle East, and Africa ("EMEA"); and Asia Pacific, Japan, and China ("APJC").
The accompanying financial data as of October 27, 2012 and for the three months ended October 27, 2012 and October 29, 2011 has been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. The July 28, 2012 Consolidated Balance Sheet was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and the notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended July 28, 2012.
The Company consolidates its investment in a venture fund managed by SOFTBANK Corp. and its affiliates ("SOFTBANK") and Insieme Networks, Inc. ("Insieme") as these are variable interest entities and the Company is the primary beneficiary. The noncontrolling interests attributed to SOFTBANK are presented as a separate component from the Company's equity in the equity section of the Consolidated Balance Sheets. SOFTBANK's share of the earnings in the venture fund and the loss attributable to the noncontrolling interests in Insieme are not presented separately in the Consolidated Statements of Operations as these amounts are not material for any of the fiscal periods presented.
In the opinion of management, all adjustments (which include normal recurring adjustments, except as disclosed herein) necessary to present fairly the statement of financial position as of October 27, 2012 and the results of operations, cash flows, and equity for the three months ended October 27, 2012 and October 29, 2011, as applicable, have been made. The results of operations for the three months ended October 27, 2012 are not necessarily indicative of the operating results for the full fiscal year or any future periods.
Certain reclassifications have been made to prior period amounts in order to conform to the current period's presentation. The Company has evaluated subsequent events through the date that the financial statements were issued.

2.	Summary of Significant Accounting Policies

(a)	New Accounting Updates Recently Adopted
In June 2011, the FASB issued an accounting standard update to provide guidance on increasing the prominence of items reported in other comprehensive income, which eliminated the option to present components of other comprehensive income as part of the statement of equity. The Company adopted this accounting standard in the first quarter of fiscal 2013.
In August 2011, the FASB approved a revised accounting standard update intended to simplify how an entity tests goodwill for impairment. The amendment will allow an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. An entity no longer will be required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. This accounting standard update became effective for the Company beginning in the first quarter of fiscal 2013, and its adoption did not have any impact on the Company's Consolidated Financial Statements.

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

(b)	Recent Accounting Standards or Updates Not Yet Effective
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
In July 2012, the FASB issued an accounting standard update intended to simplify how an entity tests indefinite-lived intangible assets other than goodwill for impairment by providing entities with an option to perform a qualitative assessment to determine whether further impairment testing is necessary. This accounting standard update will be effective for the Company beginning in the first quarter of fiscal 2014, and early adoption is permitted. The adoption of this accounting standard update is not expected to have a material impact on the Company's Consolidated Financial Statements.

3.	Business Combinations

(a)	Acquisition Summary
On July 30, 2012, the Company completed its acquisition of NDS Group Limited (“NDS”), a leading provider of video software and content security solutions that enable service providers and media companies to securely deliver and monetize new video entertainment experiences. The acquisition of NDS is expected to complement and accelerate the delivery of Cisco Videoscape, the Company's comprehensive content delivery platform that enables service providers and media companies to deliver next-generation entertainment experiences. With the NDS acquisition, the Company aims to broaden its opportunities in the service provider market and to expand its reach into emerging markets such as China and India, where NDS has an established customer presence.
Under the terms of the acquisition agreement, the Company paid total cash consideration of approximately $5.0 billion, which included the repayment of $993 million of pre-existing NDS debt to third party creditors at the closing of the acquisition. The following table summarizes the purchase consideration for the NDS acquisition (in millions):

Fair Value
Cash consideration to seller	$4,012
Repayment of NDS debt to third party creditors	993
Total purchase consideration	$5,005
The payment of the total purchase consideration of approximately $5.0 billion shown above, net of $98 million cash and cash equivalents acquired, is classified as a use of cash under investing activities in the Consolidated Statements of Cash Flows.
The Company's purchase price allocation for NDS is preliminary and subject to revision as additional information about fair value of assets and liabilities becomes available. Additional information, which existed as of the acquisition date but at that time was unknown to the Company, may become known to the Company during the remainder of the measurement period, a period not to exceed 12 months from the acquisition date. Adjustments in the purchase price allocation may require a recasting of the amounts allocated to goodwill retroactive to the period in which the acquisition occurred.
A summary of the preliminary allocation of the total purchase consideration for NDS is presented as follows (in millions):

Fair Value
Cash and cash equivalents	$98
Accounts receivable, net	199
Other tangible assets	268
Goodwill	3,444
Purchased intangible assets	1,746
Deferred tax liabilities, net	(378)
Liabilities assumed	(372)
Total purchase consideration	$5,005

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The Company completed three additional business combinations during the three months ended October 27, 2012 for a total cash consideration of $5 million. A summary of the allocation of the total purchase consideration is presented as follows (in millions):

	Purchase Consideration	Net Liabilities Assumed	Purchased Intangible Assets	Goodwill
All other acquisitions	$5	$(3)	$7	$1
The total cash and cash equivalents acquired from these business combinations were immaterial.

(b)	Other Acquisition Information
Total transaction costs related to the Company's business combination activities were $6 million and $2 million for the three months ended October 27, 2012 and October 29, 2011, respectively. These transaction costs were expensed as incurred as general and administrative ("G&A") expenses.
The goodwill generated from the Company's business combinations completed during the three months ended October 27, 2012 is primarily related to expected synergies. The goodwill is generally not deductible for U.S. federal income tax purposes.
The Consolidated Financial Statements include the operating results of each business combination from the date of acquisition. Pro forma results of operations for the acquisitions completed during the three months ended October 27, 2012 have not been presented because the effects of the acquisitions, individually and in the aggregate, were not material to the Company's financial results.

(c)	Pending Acquisition of Meraki Inc.
On November 18, 2012, the Company announced that it had entered into a definitive agreement to acquire privately held Meraki Inc. (“Meraki”), a leader in cloud networking.  Meraki offers mid-market customers on-premise networking solutions centrally managed from the cloud that are easy to deploy and manage. With its acquisition of Meraki, the Company intends to address the rapidly occurring shift to cloud networking as a key part of the Company's overall strategy to accelerate the adoption of software-based business models that provide new consumption options for customers and revenue opportunities for partners.
Under the terms of the agreement, the Company will pay approximately $1.2 billion in cash to acquire Meraki. The acquisition is expected to close in the second quarter of fiscal year 2013 and is subject to customary closing conditions, including regulatory review.

4.	Goodwill and Purchased Intangible Assets

(a)	Goodwill
The following table presents the goodwill allocated to the Company's reportable segments as of and during the three months ended October 27, 2012 (in millions):

	Balance at July 28, 2012	Acquisition of NDS	All Other Acquisitions	Balance at October 27, 2012
Americas	$11,755	$1,230	$1	$12,986
EMEA	3,287	1,327	—	4,614
APJC	1,956	887	—	2,843
Total	$16,998	$3,444	$1	$20,443

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

(b)	Purchased Intangible Assets
The following table presents details of the Company's intangible assets acquired through business combinations completed during the three months ended October 27, 2012 (in millions, except years):

	FINITE LIVES						INDEFINITE LIVES	TOTAL
	TECHNOLOGY		CUSTOMER RELATIONSHIPS		OTHER		IPR&D
	Weighted- Average Useful Life (in Years)	Amount	Weighted- Average Useful Life (in Years)	Amount	Weighted- Average Useful Life (in Years)	Amount	Amount	Amount
NDS Group Limited	6.4	$807	6.7	$818	7.4	$27	$94	$1,746
All other acquisitions	3.0	7	—	—	—	—	—	7
Total		$814		$818		$27	$94	$1,753

The following tables present details of the Company’s purchased intangible assets (in millions):

October 27, 2012	Gross	Accumulated Amortization	Net
Purchased intangible assets with finite lives:
Technology	$3,053	$(1,027)	$2,026
Customer relationships	3,079	(1,780)	1,299
Other	73	(43)	30
Total purchased intangible assets with finite lives	6,205	(2,850)	3,355
In-process research and development, with indefinite lives	94	—	94
Total	$6,299	$(2,850)	$3,449

July 28, 2012	Gross	Accumulated Amortization	Net
Purchased intangible assets with finite lives:
Technology	$2,267	$(908)	$1,359
Customer relationships	2,261	(1,669)	592
Other	49	(41)	8
Total	$4,577	$(2,618)	$1,959

Purchased intangible assets include intangible assets acquired through business combinations as well as through direct purchases or licenses.
The following table presents the amortization of purchased intangible assets (in millions):

	Three Months Ended
	October 27, 2012	October 29, 2011
Amortization of purchased intangible assets:
Cost of sales	$143	$96
Operating expenses	122	99
Total	$265	$195
There were no impairment charges related to purchased intangible assets during the three months ended October 27, 2012 and October 29, 2011.

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The estimated future amortization expense of purchased intangible assets with finite lives as of October 27, 2012 is as follows (in millions):

Fiscal Year	Amount
2013 (remaining nine months)	$702
2014	785
2015	701
2016	474
2017	325
Thereafter	368
Total	$3,355

5.	Restructuring and Other Charges
In fiscal 2011, the Company initiated a number of key targeted actions to address several areas in its business model. These actions were intended to simplify and focus the Company's organization and operating model, align the Company's cost structure given transitions in the marketplace, divest or exit underperforming operations, and deliver value to the Company's shareholders. The Company initiated these actions to align its business based on its five foundational priorities: leadership in its core business (routing, switching, and associated services), which includes comprehensive security and mobility solutions; collaboration; data center virtualization and cloud; video; and architectures for business transformation.
Pursuant to the restructuring that the Company announced in July 2011, the Company has incurred cumulative charges of approximately $1.1 billion (included as part of the charges discussed below). The Company has substantially completed the July 2011 restructuring and does not expect significant remaining charges related to these actions.
The following table summarizes the activities related to the restructuring and other charges pursuant to the Company's July 2011 announcement related to the realignment and restructuring of the Company's business as well as certain consumer product lines as announced during April 2011 (in millions):

	Voluntary Early Retirement Program	Employee Severance	Goodwill and Intangible Assets	Other	Total
Gross charges in fiscal 2011	$453	$247	$71	$28	$799
Cash payments	(436)	(13)	—	—	(449)
Non-cash items	—	—	(71)	(17)	(88)
BALANCE AT JULY 30, 2011	$17	$234	$—	$11	$262
Gross charges in fiscal 2012	—	299	—	54	353
Change in estimate related to fiscal 2011 charges	—	(49)	—	—	(49)
Cash payments	(17)	(401)	—	(18)	(436)
Non-cash items	—	—	—	(20)	(20)
BALANCE AT JULY 28, 2012	$—	$83	$—	$27	$110
Charges in fiscal 2013	—	65	—	(6)	59
Cash payments	—	(89)	—	(7)	(96)
Non-cash items	—	—	—	(1)	(1)
BALANCE AT OCTOBER 27, 2012	$—	$59	$—	$13	$72

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

6.	Balance Sheet Details
The following tables provide details of selected balance sheet items (in millions):

	October 27, 2012	July 28, 2012
Inventories:
Raw materials	$101	$127
Work in process	36	35
Finished goods:
Distributor inventory and deferred cost of sales	671	630
Manufactured finished goods	615	597
Total finished goods	1,286	1,227
Service-related spares	237	213
Demonstration systems	49	61

Total	$1,709	$1,663

Property and equipment, net:
Land, buildings, and building and leasehold improvements	$4,458	$4,363
Computer equipment and related software	1,491	1,469
Production, engineering, and other equipment	5,495	5,364
Operating lease assets (1)	312	300
Furniture and fixtures	494	487
	12,250	11,983
Less accumulated depreciation and amortization (1)	(8,841)	(8,581)
Total	$3,409	$3,402

(1) Accumulated depreciation related to operating lease assets was $192 and $181 as of October 27, 2012 and July 28, 2012, respectively.

Other assets:
Deferred tax assets	$2,061	$2,270
Investments in privately held companies	830	858
Other	849	754
Total	$3,740	$3,882

Deferred revenue:
Service	$8,753	$9,173
Product:
Unrecognized revenue on product shipments and other deferred revenue	3,074	2,975
Cash receipts related to unrecognized revenue from two-tier distributors	796	732
Total product deferred revenue	3,870	3,707
Total	$12,623	$12,880
Reported as:
Current	$8,721	$8,852
Noncurrent	3,902	4,028
Total	$12,623	$12,880

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

7.	Financing Receivables and Guarantees

(a)	Financing Receivables
Financing receivables primarily consist of lease receivables, loan receivables, and financed service contracts and other. Lease receivables represent sales-type and direct-financing leases resulting from the sale of the Company's and complementary third-party products and are typically collateralized by a security interest in the underlying assets. Loan receivables represent financing arrangements related to the sale of the Company's products and services, which may include additional funding for other costs associated with network installation and integration of the Company's products and services. Lease receivables consist of arrangements with terms of four years on average, while loan receivables generally have terms of up to three years. The financed service contracts and other category includes financing receivables related to technical support and advanced services, as well as receivables related to financing of certain indirect costs associated with leases. Revenue related to the technical support services is typically deferred and included in deferred service revenue and is recognized ratably over the period during which the related services are to be performed, which typically ranges from one to three years.
A summary of the Company’s financing receivables is presented as follows (in millions):

October 27, 2012	Lease Receivables	Loan Receivables	Financed Service Contracts and Other	Total Financing Receivables
Gross	$3,601	$1,816	$2,639	$8,056
Unearned income	(261)	—	—	(261)
Allowance for credit loss	(248)	(114)	(12)	(374)
Total, net	$3,092	$1,702	$2,627	$7,421
Reported as:
Current	$1,310	$947	$1,469	$3,726
Noncurrent	1,782	755	1,158	3,695
Total, net	$3,092	$1,702	$2,627	$7,421

July 28, 2012	Lease Receivables	Loan Receivables	Financed Service Contracts and Other	Total Financing Receivables
Gross	$3,429	$1,796	$2,651	$7,876
Unearned income	(250)	—	—	(250)
Allowance for credit loss	(247)	(122)	(11)	(380)
Total, net	$2,932	$1,674	$2,640	$7,246
Reported as:
Current	1,200	968	1,493	3,661
Noncurrent	1,732	706	1,147	3,585
Total, net	$2,932	$1,674	$2,640	$7,246
As of October 27, 2012 and July 28, 2012, the deferred service revenue related to the financed service contracts and other was $1,810 million and $1,838 million, respectively.
Contractual maturities of the gross lease receivables at October 27, 2012 are summarized as follows (in millions):

Fiscal Year	Amount
2013 (remaining nine months)	$1,199
2014	1,205
2015	732
2016	342
2017	123
Total	$3,601

Actual cash collections may differ from the contractual maturities due to early customer buyouts, refinancings, or defaults.

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

(b)	Credit Quality of Financing Receivables
Financing receivables categorized by the Company's internal credit risk rating as of October 27, 2012 and July 28, 2012 are summarized as follows (in millions):

	INTERNAL CREDIT RISK RATING
October 27, 2012	1 to 4	5 to 6	7 and Higher	Total	Residual Value	Gross Receivables, Net of Unearned Income
Lease receivables	$1,602	$1,417	$42	$3,061	$279	$3,340
Loan receivables	945	834	37	1,816	—	1,816
Financed service contracts and other	1,531	1,010	98	2,639	—	2,639
Total	$4,078	$3,261	$177	$7,516	$279	$7,795

	INTERNAL CREDIT RISK RATING
July 28, 2012	1 to 4	5 to 6	7 and Higher	Total	Residual Value	Gross Receivables, Net of Unearned Income
Lease receivables	$1,532	$1,342	$31	$2,905	$274	$3,179
Loan receivables	831	921	44	1,796	—	1,796
Financed service contracts and other	1,552	1,030	69	2,651	—	2,651
Total	$3,915	$3,293	$144	$7,352	$274	$7,626
The Company determines the adequacy of its allowance for credit loss by assessing the risks and losses inherent in its financing receivables by portfolio segment. The portfolio segment is based on the types of financing offered by the Company to its customers: lease receivables, loan receivables, and financed service contracts and other.
The Company's internal credit risk ratings of 1 through 4 correspond to investment-grade ratings, while credit risk ratings of 5 and 6 correspond to non-investment grade ratings. Credit risk ratings of 7 and higher correspond to substandard ratings and constitute a relatively small portion of the Company's financing receivables.
In circumstances when collectability is not deemed reasonably assured, the associated revenue is deferred in accordance with the Company's revenue recognition policies, and the related allowance for credit loss, if any, is included in deferred revenue. The Company also records deferred revenue associated with financing receivables when there are remaining performance obligations, as it does for financed service contracts. Total allowances for credit loss and deferred revenue as of October 27, 2012 and July 28, 2012 were $2,321 million, and $2,387 million, respectively, and they were associated with financing receivables (net of unearned income) of $7,795 million and $7,626 million as of their respective period ends. The losses that the Company has incurred historically, including in the periods presented with respect to its financing receivables, have been immaterial and consistent with the performance of an investment-grade portfolio. The Company did not modify any financing receivables during the periods presented.
The following tables present the aging analysis of financing receivables as of October 27, 2012 and July 28, 2012 (in millions):

	DAYS PAST DUE (INCLUDES BILLED AND UNBILLED)
October 27, 2012	31-60	61-90	91+	Total Past Due	Current	Gross Receivables, Net of Unearned Income	Non-Accrual Financing Receivables	Impaired Financing Receivables
Lease receivables	$88	$76	$206	$370	$2,970	$3,340	$23	$15
Loan receivables	6	—	23	29	1,787	1,816	6	6
Financed service contracts and other	64	130	477	671	1,968	2,639	16	7
Total	$158	$206	$706	$1,070	$6,725	$7,795	$45	$28

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

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
Past due financing receivables are those that are 31 days or more past due according to their contractual payment terms. The data in the preceding tables is presented by contract, and the aging classification of each contract is based on the oldest outstanding receivable, and therefore past due amounts also include unbilled and current receivables within the same contract. The balances of either unbilled or current financing receivables included in the category of 91 days plus past due for lease receivables, loan receivables, and financed service contracts and other were, respectively, $157 million, $15 million, and $377 million as of October 27, 2012; and were, respectively, $139 million, $3 million, and $313 million as of July 28, 2012.
As of October 27, 2012, the Company had financing receivables of $140 million, net of unbilled or current receivables from the same contract, that were in the category for 91 days plus past due but remained on accrual status. Such balance was $109 million as of July 28, 2012. A financing receivable may be placed on nonaccrual status earlier if, in management's opinion, a timely collection of the full principal and interest becomes uncertain.

(c)	Allowance for Credit Loss Rollforward
The allowances for credit loss and the related financing receivables are summarized as follows (in millions):

	CREDIT LOSS ALLOWANCES
	Lease Receivables	Loan Receivables	Financed Service Contracts and Other	Total
Allowance for credit loss as of July 28, 2012	$247	$122	$11	$380
Provisions, net	(2)	(10)	1	(11)
Foreign exchange and other	3	2	—	5
Allowance for credit loss as of October 27, 2012	$248	$114	$12	$374
Gross receivables as of October 27, 2012, net of unearned income	$3,340	$1,816	$2,639	$7,795

	CREDIT LOSS ALLOWANCES
	Lease Receivables	Loan Receivables	Financed Service Contracts and Other	Total
Allowance for credit loss as of July 30, 2011	$237	$103	$27	$367
Provisions, net	2	5	2	9
Foreign exchange and other	(6)	(5)	—	(11)
Allowance for credit loss as of October 29, 2011	$233	$103	$29	$365
Gross receivables as of October 29, 2011, net of unearned income	$2,849	$1,468	$2,557	$6,874
The Company assesses the allowance for credit loss related to financing receivables on either an individual or a collective basis. The Company considers various factors in evaluating lease and loan receivables and the earned portion of financed service contracts for possible impairment on an individual basis. These factors include the Company's historical experience, credit quality and age of the receivable balances, and economic conditions that may affect a customer's ability to pay. When the evaluation indicates that it is probable that all amounts due pursuant to the contractual terms of the financing agreement, including scheduled interest payments, are unable to be collected, the financing receivable is considered impaired. All such outstanding amounts, including any accrued interest, will be assessed and fully reserved at the customer level.

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Typically, the Company also considers receivables with a risk rating of 8 or higher to be impaired and will include them in the individual assessment for allowance. Financing receivables that were individually evaluated for impairment during the periods presented were not material and therefore are not presented separately in the preceding tables.
The Company evaluates the remainder of its financing receivables portfolio for impairment on a collective basis and records an allowance for credit loss at the portfolio segment level. When evaluating the financing receivables on a collective basis, the Company uses expected default frequency rates published by a major third-party credit-rating agency as well as its own historical loss rate in the event of default, while also systematically giving effect to economic conditions, concentration of risk and correlation.

(d)	Financing Guarantees
In the ordinary course of business, the Company provides financing guarantees for various third-party financing arrangements extended to channel partners and end-user customers. Payments under these financing guarantee arrangements were not material for the periods presented.
Channel Partner Financing Guarantees   The Company facilitates arrangements for third-party financing extended to channel partners, consisting of revolving short-term financing, generally with payment terms ranging from 60 to 90 days. These financing arrangements facilitate the working capital requirements of the channel partners, and, in some cases, the Company guarantees a portion of these arrangements. The volume of channel partner financing was $5.6 billion and $5.3 billion for the three months ended October 27, 2012 and October 29, 2011, respectively. The balance of the channel partner financing subject to guarantees was $1.4 billion and $1.5 billion as of October 27, 2012 and October 29, 2011, respectively.
End-User Financing Guarantees   The Company also provides financing guarantees for third-party financing arrangements extended to end-user customers related to leases and loans, which typically have terms of up to three years. The volume of financing provided by third parties for leases and loans as to which the Company had provided guarantees was $44 million and $35 million for the three months ended October 27, 2012 and October 29, 2011, respectively.
Financing Guarantee Summary   The aggregate amounts of financing guarantees outstanding at October 27, 2012 and July 28, 2012, representing the total maximum potential future payments under financing arrangements with third parties along with the related deferred revenue, are summarized in the following table (in millions):

	October 27, 2012	July 28, 2012
Maximum potential future payments relating to financing guarantees:
Channel partner	$372	$277
End user	243	232
Total	$615	$509
Deferred revenue associated with financing guarantees:
Channel partner	$(221)	$(193)
End user	(215)	(200)
Total	$(436)	$(393)
Maximum potential future payments relating to financing guarantees, net of associated deferred revenue	$179	$116

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

8.	Investments

(a)	Summary of Available-for-Sale Investments
The following tables summarize the Company’s available-for-sale investments (in millions):

October 27, 2012	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Fixed income securities:
U.S. government securities	$26,401	$22	$(9)	$26,414
U.S. government agency securities	4,441	14	—	4,455
Non-U.S. government and agency securities	1,388	8	—	1,396
Corporate debt securities	6,105	96	(2)	6,199
Total fixed income securities	38,335	140	(11)	38,464
Publicly traded equity securities	1,263	512	(12)	1,763
Total	$39,598	$652	$(23)	$40,227

July 28, 2012	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Fixed income securities:
U.S. government securities	$24,201	$41	$(1)	$24,241
U.S. government agency securities	5,367	21	—	5,388
Non-U.S. government and agency securities	1,629	9	—	1,638
Corporate debt securities	5,959	74	(3)	6,030
Total fixed income securities	37,156	145	(4)	37,297
Publicly traded equity securities	1,107	524	(11)	1,620
Total	$38,263	$669	$(15)	$38,917
U.S. government agency securities include corporate debt securities that are guaranteed by the Federal Deposit Insurance Corporation ("FDIC"), while non-U.S. government and agency securities include agency and corporate debt securities that are guaranteed by non-U.S. governments.

(b)	Gains and Losses on Available-for-Sale Investments
The following table presents the gross realized gains and gross realized losses related to the Company’s available-for-sale investments (in millions):

Three Months Ended	October 27, 2012	October 29, 2011
Gross realized gains	$72	$236
Gross realized losses	(45)	(227)
Total	$27	$9
The following table presents the realized net gains (losses) related to the Company's available-for-sale investments by security type (in millions):

Three Months Ended	October 27, 2012	October 29, 2011
Net gains (losses) on investments in publicly traded equity securities	$10	$(16)
Net gains on investments in fixed income securities	17	25
Total	$27	$9
There were no impairment charges on available-for-sale investments for the periods presented.

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The following tables present the breakdown of the available-for-sale investments with gross unrealized losses and the duration that those losses had been unrealized at October 27, 2012 and July 28, 2012 (in millions):

	UNREALIZED LOSSES LESS THAN 12 MONTHS		UNREALIZED LOSSES 12 MONTHS OR GREATER		TOTAL
October 27, 2012	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Fixed income securities:
U.S. government agency securities	$12,477	$(9)	$—	$—	$12,477	$(9)
Corporate debt securities	469	(2)	—	—	469	(2)
Total fixed income securities	12,946	(11)	—	—	12,946	(11)
Publicly traded equity securities	270	(12)	—	—	270	(12)
Total	$13,216	$(23)	$—	$—	$13,216	$(23)

	UNREALIZED LOSSES LESS THAN 12 MONTHS		UNREALIZED LOSSES 12 MONTHS OR GREATER		TOTAL
July 28, 2012	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Fixed income securities:
U.S. government agency securities	$5,357	$(1)	$—	$—	$5,357	$(1)
Corporate debt securities	603	(3)	14	—	617	(3)
Total fixed income securities	5,960	(4)	14	—	5,974	(4)
Publicly traded equity securities	167	(8)	20	(3)	187	(11)
Total	$6,127	$(12)	$34	$(3)	$6,161	$(15)
As of October 27, 2012, for fixed income securities that were in unrealized loss positions, the Company has determined that (i) it does not have the intent to sell any of these investments and (ii) it is not more likely than not that it will be required to sell any of these investments before recovery of the entire amortized cost basis. In addition, as of October 27, 2012, the Company anticipates that it will recover the entire amortized cost basis of such fixed income securities and has determined that no other-than-temporary impairments associated with credit losses were required to be recognized during the three months ended October 27, 2012.
The Company has evaluated its publicly traded equity securities as of October 27, 2012 and has determined that there was no indication of other-than-temporary impairments in the respective categories of unrealized losses. This determination was based on several factors, which include the length of time and extent to which fair value has been less than the cost basis, the financial condition and near-term prospects of the issuer, and the Company's intent and ability to hold the publicly traded equity securities for a period of time sufficient to allow for any anticipated recovery in market value.

(c)	Maturities of Fixed Income Securities
The following table summarizes the maturities of the Company’s fixed income securities at October 27, 2012 (in millions):

	Amortized Cost	Fair Value
Less than 1 year	$17,224	$17,238
Due in 1 to 2 years	10,763	10,798
Due in 2 to 5 years	10,265	10,339
Due after 5 years	83	89
Total	$38,335	$38,464

Actual maturities may differ from the contractual maturities because borrowers may have the right to call or prepay certain obligations.

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

(d)	Securities Lending
The Company periodically engages in securities lending activities with certain of its available-for-sale investments. These transactions are accounted for as a secured lending of the securities, and the securities are typically loaned only on an overnight basis. The average daily balance of securities lending for the three months ended October 27, 2012 and October 29, 2011 was $0.8 billion and $0.6 billion, respectively. The Company requires collateral equal to at least 102% of the fair market value of the loaned security in the form of cash or liquid, high-quality assets. The Company engages in these secured lending transactions only with highly creditworthy counterparties, and the associated portfolio custodian has agreed to indemnify the Company against collateral losses. The Company did not experience any losses in connection with the secured lending of securities during the periods presented. As of October 27, 2012 and July 28, 2012, the Company had no outstanding securities lending transactions.

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
The accounting guidance for fair value measurement requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard establishes a fair value hierarchy based on the level of independent, objective evidence surrounding the inputs used to measure fair value. A financial instrument's categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The fair value hierarchy is as follows:
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

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

(b)	Assets and Liabilities Measured at Fair Value on a Recurring Basis
Assets and liabilities measured at fair value on a recurring basis as of October 27, 2012 and July 28, 2012 were as follows (in millions):

	OCTOBER 27, 2012 FAIR VALUE MEASUREMENTS				JULY 28, 2012 FAIR VALUE MEASUREMENTS
	Level 1	Level 2	Level 3	Total Balance	Level 1	Level 2	Level 3	Total Balance
Assets
Cash equivalents:
Money market funds	$2,373	$—	$—	$2,373	$2,506	$—	$—	$2,506
Available-for-sale investments:
U.S. government securities	—	26,414	—	26,414	—	24,241	—	24,241
U.S. government agency securities	—	4,455	—	4,455	—	5,388	—	5,388
Non-U.S. government and agency securities	—	1,396	—	1,396	—	1,638	—	1,638
Corporate debt securities	—	6,199	—	6,199	—	6,030	—	6,030
Publicly traded equity securities	1,763	—	—	1,763	1,620	—	—	1,620
Derivative assets	—	273	1	274	—	263	1	264
Total	$4,136	$38,737	$1	$42,874	$4,126	$37,560	$1	$41,687
Liabilities:
Derivative liabilities	$—	$55	$—	$55	$—	$42	$—	$42
Total	$—	$55	$—	$55	$—	$42	$—	$42

Level 2 fixed income securities are priced using quoted market prices for similar instruments or nonbinding market prices that are corroborated by observable market data. The Company uses inputs such as actual trade data, benchmark yields, broker/dealer quotes, and other similar data, which are obtained from quoted market prices, independent pricing vendors, or other sources, to determine the ultimate fair value of these assets and liabilities. The Company uses such pricing data as the primary input to make its assessments and determinations as to the ultimate valuation of its investment portfolio and has not made, during the periods presented, any material adjustments to such inputs. The Company is ultimately responsible for the financial statements and underlying estimates. The Company's derivative instruments are primarily classified as Level 2, as they are not actively traded and are valued using pricing models that use observable market inputs. The Company did not have any transfers between Level 1 and Level 2 fair value measurements during the periods presented.
Level 3 assets include certain derivative instruments, the values of which are determined based on discounted cash flow models using inputs that the Company could not corroborate with market data.
There was no activity related to assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended October 27, 2012.
The following table presents a reconciliation of all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended October 29, 2011 (in millions):

	Asset-Backed Securities	Derivative Assets	Total
Balance at July 30, 2011	$121	$2	$123
Total gains and losses (realized and unrealized):
Included in other income (loss), net	—	(1)	(1)
Sales and maturities	(5)	—	(5)
Balance at October 29, 2011	$116	$1	$117
Losses attributable to assets still held as of October 29, 2011	$—	$(1)	$(1)

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

(c)	Assets Measured at Fair Value on a Nonrecurring Basis
The following table presents the Company’s financial instruments and nonfinancial assets that were measured at fair value on a nonrecurring basis during the indicated periods and the related recognized gains and losses for the periods (in millions):

	October 27, 2012		October 29, 2011
	Net Carrying Value as of End of Period	Total Losses for the Period Ended	Net Carrying Value as of End of Period	Total Losses for the Period Ended
Investments in privately held companies	$42	$10	$1	$1
Property held for sale	$—	—	$24	89
Total losses for nonrecurring measurements		$10		$90
The assets in the preceding table were measured at fair value due to events or circumstances the Company identified as having significant impact on their fair value during the respective periods. To arrive at the valuation of these assets, the Company considers any significant changes in the financial metrics and economic variables, and also uses third-party valuation reports to assist in the valuation as necessary. These assets were classified as Level 3 assets because the Company used unobservable inputs to value them.
The fair value measurement of the impaired investments was classified as Level 3 because significant unobservable inputs were used in the valuation due to the absence of quoted market prices and inherent lack of liquidity. Significant unobservable inputs, which included financial metrics of comparable private and public companies, financial condition and near-term prospects of the investees, recent financing activities of the investees, and the investees' capital structure as well as other economic variables, reflected the assumptions market participants would use in pricing these assets. The impairment charges, representing the difference between the cost and the fair value as a result of the evaluation, were recorded to other income (loss), net.
The property held for sale represents land and buildings which met the criteria to be classified as held for sale. The fair value of property held for sale was measured with the assistance of third-party valuation models which used discounted cash flow techniques as part of their analysis. The fair value measurement was categorized as Level 3 as significant unobservable inputs were used in the valuation report. The impairment charges as a result of the valuations, which represented the difference between the fair value less cost to sell and the carrying amount of the assets held for sale, were included in G&A expenses.

(d)	Other Fair Value Disclosures
The carrying value of the Company's investments in privately held companies that were accounted for under the cost method was $239 million and $249 million as of October 27, 2012 and July 28, 2012, respectively. It was not practicable to estimate the fair value of this portfolio.
The fair value of the Company's short-term loan receivables and financed service contracts approximates their carrying value due to their short duration.
The aggregate carrying value of the Company's long-term loan receivables and financed service contracts and other as of each October 27, 2012 and July 28, 2012 was $1.9 billion. The estimated fair value of the Company's long-term loan receivables and financed service contracts and other approximates their carrying value. The Company uses significant unobservable inputs in determining discounted cash flows to estimate the fair value of its long-term loan receivables and financed service contracts, and therefore they are categorized as Level 3.
As of October 27, 2012, the fair value of the Company's long-term debt was $18.7 billion with a carrying amount of $16.3 billion. This compares to a fair value of $18.8 billion and a carrying amount of $16.3 billion as of July 28, 2012. The fair value of the long-term debt was determined based on observable market prices in a less active market and was categorized as Level 2 in the fair value hierarchy.

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

10.	Borrowings

(a)	Short-Term Debt
The following table summarizes the Company’s short-term debt (in millions, except percentages):

	October 27, 2012		July 28, 2012
	Amount	Weighted-Average Interest Rate	Amount	Weighted-Average Interest Rate
Other notes and borrowings	$55	7.75%	$31	6.72%
In fiscal 2011, the Company established a short-term debt financing program of up to $3.0 billion through the issuance of commercial paper notes. The Company uses the proceeds from the issuance of commercial paper notes for general corporate purposes. The Company had no commercial paper outstanding as of each of October 27, 2012 and July 28, 2012.
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
As of October 27, 2012, the estimated fair value of the short-term debt approximates its carrying value due to the short maturities.

(b)	Long-Term Debt
The following table summarizes the Company's long-term debt (in millions, except percentages):

	October 27, 2012		July 28, 2012
	Amount	Effective Rate	Amount	Effective Rate
Senior Notes:
Floating-rate notes, due 2014	$1,250	0.71%	$1,250	0.81%
1.625% fixed-rate notes, due 2014	2,000	0.76%	2,000	0.84%
2.90% fixed-rate notes, due 2014	500	3.11%	500	3.11%
5.50% fixed-rate notes, due 2016	3,000	3.14%	3,000	3.16%
3.15% fixed-rate notes, due 2017	750	0.96%	750	1.03%
4.95% fixed-rate notes, due 2019	2,000	5.08%	2,000	5.08%
4.45% fixed-rate notes, due 2020	2,500	4.50%	2,500	4.50%
5.90% fixed-rate notes, due 2039	2,000	6.11%	2,000	6.11%
5.50% fixed-rate notes, due 2040	2,000	5.67%	2,000	5.67%
Total	16,000		16,000
Other long-term debt	10	0.19%	10	0.19%
Unaccreted discount	(68)		(70)
Hedge accounting fair value adjustments	330		357
Total long-term debt	$16,272		$16,297
To achieve its interest rate risk management objectives, the Company entered into interest rate swaps with an aggregate notional amount of $4.25 billion designated as fair value hedges of certain of its fixed-rate senior notes. In effect, these swaps convert the fixed interest rates of the fixed-rate notes to floating interest rates based on the London InterBank Offered Rate ("LIBOR"). The gains and losses related to changes in the fair value of the interest rate swaps substantially offset changes in the fair value of the hedged portion of the underlying debt that are attributable to the changes in market interest rates. See Note 11 to the Consolidated Financial Statements.
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

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The senior notes rank at par with the commercial paper notes that may be issued in the future pursuant to the Company's short-term debt financing program, as discussed earlier under "Short-Term Debt". As of October 27, 2012, the Company was in compliance with all debt covenants.
Future principal payments for long-term debt as of October 27, 2012 are summarized as follows (in millions):

Fiscal Year	Amount
2013 (remaining nine months)	$—
2014	3,260
2015	500
2016	3,000
2017	750
Thereafter	8,500
Total	$16,010

(c)	Credit Facility
On February 17, 2012, the Company entered into a credit agreement with certain institutional lenders that provides for a $3.0 billion unsecured revolving credit facility that is scheduled to expire on February 17, 2017. Any advances under the credit agreement will accrue interest at rates that are equal to, based on certain conditions, either (i) the higher of the Federal Funds rate plus 0.50%, Bank of America's "prime rate" as announced from time to time, or one-month LIBOR plus 1.00%, or (ii) LIBOR plus a margin that is based on the Company's senior debt credit ratings as published by Standard & Poor's Financial Services, LLC and Moody's Investors Service, Inc. The credit agreement requires the Company to comply with certain covenants, including that it maintains an interest coverage ratio as defined in the agreement. As of October 27, 2012, the Company was in compliance with all such required covenants, and the Company had not borrowed any funds under the credit facility.
The Company may also, upon the agreement of either the then-existing lenders or additional lenders not currently parties to the agreement, increase the commitments under the credit facility by up to an additional $2.0 billion and/or extend the expiration date of the credit facility by up to two additional years, or up to February 17, 2019.

11.	Derivative Instruments

(a)	Summary of Derivative Instruments
The Company uses derivative instruments primarily to manage exposures to foreign currency exchange rate, interest rate, and equity price risks. The Company's primary objective in holding derivatives is to reduce the volatility of earnings and cash flows associated with changes in foreign currency exchange rates, interest rates, and equity prices. The Company's derivatives expose it to credit risk to the extent that the counterparties may be unable to meet the terms of the agreement. The Company does, however, seek to mitigate such risks by limiting its counterparties to major financial institutions. In addition, the potential risk of loss with any one counterparty resulting from this type of credit risk is monitored. Management does not expect material losses as a result of defaults by counterparties.

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The fair values of the Company's derivative instruments and the line items on the Consolidated Balance Sheets to which they were recorded are summarized as follows (in millions):

	DERIVATIVE ASSETS			DERIVATIVE LIABILITIES
	Balance Sheet Line Item	October 27, 2012	July 28, 2012	Balance Sheet Line Item	October 27, 2012	July 28, 2012
Derivatives designated as hedging instruments:
Foreign currency derivatives	Other current assets	$47	$24	Other current liabilities	$8	$26
Equity derivatives	Other current assets	11	—	Other current liabilities	15	4
Interest rate derivatives	Other assets	205	223	Other long-term liabilities	—	—
Total		263	247		23	30
Derivatives not designated as hedging instruments:
Foreign currency derivatives	Other current assets	10	16	Other current liabilities	32	12
Equity derivatives	Other assets	1	1	Other long-term liabilities	—	—
Total		11	17		32	12
Total		$274	$264		$55	$42
The effects of the Company's cash flow and net investment hedging instruments on OCI and the Consolidated Statements of Operations are summarized as follows (in millions):

GAINS (LOSSES) RECOGNIZED IN OCI ON DERIVATIVES FOR THE THREE MONTHS ENDED (EFFECTIVE PORTION)			GAINS (LOSSES) RECLASSIFIED FROM AOCI INTO INCOME FOR THE THREE MONTHS ENDED (EFFECTIVE PORTION)
Derivatives designated as cash flow hedging instruments:	October 27, 2012	October 29, 2011	Line Item in Statements of Operations	October 27, 2012	October 29, 2011
Foreign currency derivatives	$66	$(50)	Operating expenses	$(4)	$—
			Cost of sales - service	(1)	—
Total	$66	$(50)		$(5)	$—

Derivatives designated as net investment hedging instruments:
Foreign currency derivatives	$(24)	$(4)	Other income (loss), net	$—	$—
During the three months ended October 27, 2012 and October 29, 2011, the amounts recognized in earnings on derivative instruments designated as cash flow hedges related to the ineffective portion were not material, and the Company did not exclude any component of the changes in fair value of the derivative instruments from the assessment of hedge effectiveness. As of October 27, 2012, the Company estimates that approximately $30 million of net derivative gains related to its cash flow hedges included in Accumulated Other Comprehensive Income ("AOCI") will be reclassified into earnings within the next 12 months.
The effect on the Consolidated Statements of Operations of derivative instruments designated as fair value hedges and the underlying hedged items is summarized as follows (in millions):

		GAINS (LOSSES) ON DERIVATIVES INSTRUMENTS FOR THE THREE MONTHS ENDED		GAINS (LOSSES) RELATED TO HEDGED ITEMS FOR THE THREE MONTHS ENDED
Derivatives Designated as Fair Value Hedging Instruments	Line Item in Statements of Operations	October 27, 2012	October 29, 2011	October 27, 2012	October 29, 2011
Equity derivatives	Other income (loss), net	$(3)	$—	$3	$—
Interest rate derivatives	Interest expense	(18)	35	18	(36)
Total		$(21)	$35	$21	$(36)
The Company did not exclude from the assessment of hedge effectiveness any component of the changes in fair value of the derivative instruments designated as fair value hedges.

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The effect on the Consolidated Statements of Operations of derivative instruments not designated as hedges is summarized as follows (in millions):

		GAINS (LOSSES) FOR THE THREE MONTHS ENDED
Derivatives Not Designated as Hedging Instruments	Line Item in Statements of Operations	October 27, 2012	October 29, 2011
Foreign currency derivatives	Other income (loss), net	$53	$(57)
Total return swaps - deferred compensation	Operating expenses	14	(20)
Equity derivatives	Other income (loss), net	9	7
Total		$76	$(70)
The notional amounts of the Company’s outstanding derivatives are summarized as follows (in millions):

	October 27, 2012	July 28, 2012
Derivatives designated as hedging instruments:
Foreign currency derivatives - cash flow hedges	$2,504	$2,910
Interest rate derivatives	4,250	4,250
Net investment hedging instruments	312	468
Equity derivatives	629	272
Derivatives not designated as hedging instruments:
Foreign currency derivatives	5,036	6,241
Total return swaps-deferred compensation	308	269
Total	$13,039	$14,410

(b)	Foreign Currency Exchange Risk
The Company conducts business globally in numerous currencies. Therefore, it is exposed to adverse movements in foreign currency exchange rates. To limit the exposure related to foreign currency changes, the Company enters into foreign currency contracts. The Company does not enter into such contracts for trading purposes.
The Company hedges forecasted foreign currency transactions related to certain operating expenses and service cost of sales with currency options and forward contracts. These currency option and forward contracts, designated as cash flow hedges, generally have maturities of less than 18 months. The Company assesses effectiveness based on changes in total fair value of the derivatives. The effective portion of the derivative instrument's gain or loss is initially reported as a component of AOCI and subsequently reclassified into earnings when the hedged exposure affects earnings. The ineffective portion, if any, of the gain or loss is reported in earnings immediately. During the periods presented, the Company did not discontinue any cash flow hedges for which it was probable that a forecasted transaction would not occur.
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
The Company hedges certain net investments in its foreign operations with forward contracts to reduce the effects of foreign currency fluctuations on the Company's net investment in those foreign subsidiaries. These derivative instruments generally have maturities of up to six months.

(c)	Interest Rate Risk
Interest Rate Derivatives, Investments   The Company's primary objective for holding fixed income securities is to achieve an appropriate investment return consistent with preserving principal and managing risk. To realize these objectives, the Company may utilize interest rate swaps or other derivatives designated as fair value or cash flow hedges. As of October 27, 2012 and July 28, 2012, the Company did not have any outstanding interest rate derivatives related to its fixed income securities.

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

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
The Company may hold equity securities for strategic purposes or to diversify its overall investment portfolio. The publicly traded equity securities in the Company's portfolio are subject to price risk. To manage its exposure to changes in the fair value of certain equity securities, the Company may enter into equity derivatives that are designated as fair value hedges. The changes in the value of the hedging instruments are included in other income (loss), net, and offset the change in the fair value of the underlying hedged investment. In addition, the Company periodically manages the risk of its investment portfolio by entering into equity derivatives that are not designated as accounting hedges. The changes in the fair value of these derivatives are also included in other income (loss), net.
The Company is also exposed to variability in compensation charges related to certain deferred compensation obligations to employees. Although not designated as accounting hedges, the Company utilizes derivatives such as total return swaps to economically hedge this exposure.

(e)	Credit-Risk-Related Contingent Features
Certain derivative instruments are executed under agreements that have provisions requiring the Company and the counterparty to maintain a specified credit rating from certain credit rating agencies. If the Company's or the counterparty's credit-rating falls below a specified credit rating, either party has the right to request collateral on the derivatives' net liability position. Such provisions did not affect the Company's financial position as of October 27, 2012 and July 28, 2012.

12.	Commitments and Contingencies

(a)	Operating Leases
The Company leases office space in many U.S. locations. Outside the United States, larger leased sites include sites in Australia, China, France, Germany, India, Israel, Italy, Japan, Norway, and the United Kingdom. The Company also leases equipment and vehicles. Future minimum lease payments under all noncancelable operating leases with an initial term in excess of one year as of October 27, 2012 are as follows (in millions):

Fiscal Year	Amount
2013 (remaining nine months)	$270
2014	277
2015	225
2016	114
2017	81
Thereafter	215
Total	$1,182

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

(b)	Purchase Commitments with Contract Manufacturers and Suppliers
The Company purchases components from a variety of suppliers and uses several contract manufacturers to provide manufacturing services for its products. During the normal course of business, in order to manage manufacturing lead times and help ensure adequate component supply, the Company enters into agreements with contract manufacturers and suppliers that either allow them to procure inventory based upon criteria as defined by the Company or establish the parameters defining the Company's requirements. A significant portion of the Company's reported purchase commitments arising from these agreements consists of firm, noncancelable, and unconditional commitments. In certain instances, these agreements allow the Company the option to cancel, reschedule, and adjust the Company's requirements based on its business needs prior to firm orders being placed. As of October 27, 2012 and July 28, 2012, the Company had total purchase commitments for inventory of $3,725 million and $3,869 million, respectively.
The Company records a liability for firm, noncancelable, and unconditional purchase commitments for quantities in excess of its future demand forecasts consistent with the valuation of the Company's excess and obsolete inventory. As of October 27, 2012 and July 28, 2012, the liability for these purchase commitments was $171 million and $193 million, respectively, and was included in other current liabilities.

(c)	Other Commitments
In connection with the Company's business combinations and asset purchases, the Company has agreed to pay certain additional amounts contingent upon the achievement of certain agreed-upon technology, development, product, or other milestones or the continued employment with the Company of certain employees of the acquired entities. The Company recognized such compensation expense of $12 million and $14 million during the three months ended October 27, 2012 and October 29, 2011, respectively. As of October 27, 2012, the Company estimated that future compensation expense and contingent consideration of up to $817 million may be required to be recognized pursuant to the applicable business combination and asset purchase agreements, which included a maximum potential $750 million in milestone payments (prior to a November 2012 amendment) related to Insieme as discussed in the next section below.
The Company also has certain funding commitments, primarily related to its investments in privately held companies and venture funds, some of which are based on the achievement of certain agreed-upon milestones, and some of which are required to be funded on demand. The funding commitments were $124 million and $120 million as of October 27, 2012 and July 28, 2012, respectively.

(d)	Variable Interest Entities
VCE Joint Venture VCE is a joint venture that the Company formed in fiscal 2010 with EMC Corporation ("EMC"), with investments from VMware, Inc. ("VMware") and Intel Corporation. VCE helps organizations leverage best-in-class technologies and disciplines from Cisco, EMC, and VMware to enable the transformation to cloud computing.
As of October 27, 2012, the Company's cumulative gross investment in VCE was approximately $397 million, inclusive of accrued interest, and its ownership percentage was approximately 35%.
The Company accounts for its investment in VCE under the equity method, and its portion of VCE's net loss is recognized in other income (loss), net. The Company's consolidated share of VCE's losses, based upon its portion of the overall funding, was approximately 36.8%, for each of the three months ended October 27, 2012 and October 29, 2011. As of October 27, 2012, the Company has recorded cumulative losses from VCE of $281 million since inception, of which $42 million, and $31 million were recorded for the three months ended October 27, 2012 and October 29, 2011, respectively. The Company's carrying value in VCE as of October 27, 2012 was $116 million, and the balance was recorded in other assets.
Over the next 12 months, as VCE scales its operations, the Company expects that it will make additional investments in VCE and may incur additional losses proportionate with the Company's share ownership.
From time to time, EMC and Cisco may enter into guarantee agreements on behalf of VCE to indemnify third parties, such as customers, for monetary damages. Such guarantees were not material as of October 27, 2012.
Insieme In the third quarter of fiscal 2012, the Company made an investment in Insieme, an early stage company focused on research and development in the data center market. As set forth in the agreement between the Company and Insieme, this investment includes $100 million of funding and a license to certain of the Company's technology. As a result of this initial investment, the Company owned approximately 86% of Insieme as of October 27, 2012 and has consolidated the results of Insieme in its Consolidated Financial Statements beginning as of the third quarter of fiscal 2012. Pursuant to a November 2012 amendment to the agreement between the Company and Insieme, the Company agreed to invest, upon the occurrence of certain events, an additional $35 million in Insieme, and as a result increased its ownership percentage to approximately 89%.

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The net loss attributable to the noncontrolling interests was not presented separately in the Consolidated Statements of Operations due to the amount being immaterial. In connection with this investment, the Company and Insieme have entered into a put/call option agreement that provides the Company with the right to purchase the remaining interests in Insieme. In addition, the noncontrolling interest holders can require the Company to purchase their shares upon the occurrence of certain events. If the Company acquires the remaining interests of Insieme, the noncontrolling interest holders are eligible to receive two milestone payments, which will be determined using agreed-upon formulas based on revenue for certain of Insieme's products. The Company will begin recognizing the amounts due under the milestone payments when it is determined that such payments are probable of being earned, which the Company expects may be in fiscal 2014. When such a determination is made, the milestone payments will then be recorded as compensation expense by the Company based on an estimate of the fair value of the amounts probable of being earned, pursuant to a vesting schedule. Subsequent changes to the fair value of the amounts probable of being earned and the continued vesting will result in adjustments to the recorded compensation expense. The maximum amount that could be recorded as compensation expense by the Company is approximately $863 million. This amount was increased from up to a previous maximum of $750 million, due to the November 2012 amendment, which contemplates higher staffing levels to perform additional product development. The milestone payments, if earned, are expected to be paid primarily during fiscal 2016 and fiscal 2017.
Other Variable Interest Entities In the ordinary course of business, the Company has investments in other privately held companies and provides financing to certain customers. These other privately held companies and customers may be considered to be variable interest entities. The Company evaluates on an ongoing basis its investments in these other privately held companies and its customer financings and has determined that as of October 27, 2012 there were no other variable interest entities required to be consolidated in the Company's Consolidated Financial Statements.

(e)	Product Warranties and Guarantees
The following table summarizes the activity related to product warranty liability during the three months ended October 27, 2012 and October 29, 2011 (in millions):

	Three Months Ended
	October 27, 2012	October 29, 2011
Balance at beginning of period	$415	$342
Provision for warranties issued	162	151
Payments	(155)	(132)
Balance at end of period	$422	$361
The Company accrues for warranty costs as part of its cost of sales based on associated material product costs, labor costs for technical support staff, and associated overhead. The Company's products are generally covered by a warranty for periods ranging from 90 days to five years, and for some products the Company provides a limited lifetime warranty.
In the normal course of business, the Company indemnifies other parties, including customers, lessors, and parties to other transactions with the Company, with respect to certain matters. The Company has agreed to hold the other parties harmless against losses arising from a breach of representations or covenants or out of intellectual property infringement or other claims made against certain parties. These agreements may limit the time within which an indemnification claim can be made and the amount of the claim. In addition, the Company has entered into indemnification agreements with its officers and directors, and the Company's Amended and Restated Bylaws contain similar indemnification obligations to the Company's agents. It is not possible to determine the maximum potential amount under these indemnification agreements due to the Company's limited history with prior indemnification claims and the unique facts and circumstances involved in each particular agreement. Historically, payments made by the Company under these agreements have not had a material effect on the Company's operating results, financial position, or cash flows.
The Company also provides financing guarantees, which are generally for various third-party financing arrangements to channel partners and other end-user customers. See Note 7 to the Consolidated Financial Statements. The Company's other guarantee arrangements as of October 27, 2012 and July 28, 2012 that were subject to recognition and disclosure requirements were not material.

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

(f)	Legal Proceedings
Brazilian authorities have investigated the Company's Brazilian subsidiary and certain of its current and former employees, as well as a Brazilian importer of the Company's products, and its affiliates and employees, relating to alleged evasion of import taxes and alleged improper transactions involving the subsidiary and the importer. Brazilian tax authorities have assessed claims against the Company's Brazilian subsidiary based on a theory of joint liability with the Brazilian importer for import taxes, interest, and penalties. In addition to claims asserted by the Brazilian federal tax authorities in prior fiscal years, tax authorities from the Brazilian state of Sao Paulo have asserted similar claims on the same legal basis in prior fiscal years. In the first quarter of fiscal 2013, the Brazilian federal tax authorities asserted an additional claim against the Company's Brazilian subsidiary based on a theory of joint liability with respect to an alleged underpayment of income taxes, social taxes, interest, and penalties by a Brazilian distributor.
The asserted claims by Brazilian federal tax authorities are for calendar years 2003 through 2008, and the asserted claims by the tax authorities from the state of Sao Paulo, are for calendar years 2005 through 2007. The total asserted claims by Brazilian state and federal tax authorities aggregate to approximately $427 million for the alleged evasion of import and other taxes, approximately $1.1 billion for interest, and approximately $1.9 billion for various penalties, all determined using an exchange rate as of October 27, 2012. The Company has completed a thorough review of the matters and believes the asserted tax claims against the Company's Brazilian subsidiary are without merit, and the Company is defending the claims vigorously. While the Company believes there is no legal basis for the alleged liability, due to the complexities and uncertainty surrounding the judicial process in Brazil and the nature of the claims asserting joint liability with the importer, the Company is unable to determine the likelihood of an unfavorable outcome against its Brazilian subsidiary and is unable to reasonably estimate a range of loss, if any. The Company does not expect a final judicial determination for several years.
On March 31, 2011 and April 12, 2011, purported shareholder class action lawsuits were filed in the United States District Court for the Northern District of California against the Company and certain of its officers and directors. The lawsuits have been consolidated, and an amended consolidated complaint was filed on December 2, 2011. The consolidated action is purportedly brought on behalf of purchasers of the Company's publicly traded securities between February 3, 2010 and May 11, 2011. Plaintiffs allege that defendants made false and misleading statements, purport to assert claims for violations of the federal securities laws, and seek unspecified compensatory damages and other relief. The Company believes the claims are without merit and intends to defend the actions vigorously. While the Company believes there is no legal basis for liability, due to the uncertainty surrounding the litigation process, the Company is unable to reasonably estimate a range of loss, if any, at this time.
Beginning on April 8, 2011, a number of purported shareholder derivative lawsuits were filed in both the United States District Court for the Northern District of California and the California Superior Court for the County of Santa Clara against the Company's Board of Directors and several of its officers. The federal lawsuits have been consolidated in the Northern District of California. Plaintiffs in both the federal and state derivative actions allege that the Board allowed certain officers to make allegedly false and misleading statements. The complaint includes claims for violation of the federal securities laws, breach of fiduciary duties, waste of corporate assets, unjust enrichment, and violations of the California Corporations Code. The complaint seeks compensatory damages, disgorgement, and other relief.
The Company is subject to patent claims asserted by VirnetX, Inc. on August 11, 2010 in the Federal District Court for the Eastern District of Texas.  VirnetX alleges that various Cisco products that implement a method for secure communication using virtual private networks infringe certain patents.  VirnetX seeks monetary damages.  The trial on these claims is scheduled to begin in March 2013.  The Company believes that it has strong arguments that its products do not use the technology described in the patents and that the patents are invalid.  If the jury were to find that Cisco's products infringe and find that the patents are not invalid, the Company believes that damages, as appropriately measured, would not be material given the limited contribution played by the alleged patented technology.  However, due to the uncertainty surrounding the litigation process, the Company is unable to reasonably estimate the ultimate outcome of this litigation at this time.
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
In September 2001, the Company's Board of Directors authorized a stock repurchase program. As of October 27, 2012, the Company's Board of Directors had authorized an aggregate repurchase of up to $82 billion of common stock under this program, and the remaining authorized repurchase amount was $5.6 billion with no termination date. A summary of the stock repurchase activity under the stock repurchase program, reported based on the trade date, is summarized as follows (in millions, except per-share amounts):

	Shares Repurchased	Weighted- Average Price per Share	Amount Repurchased
Cumulative balance at July 28, 2012	3,740	$20.36	$76,133
Repurchase of common stock under the stock repurchase program	15	16.44	253
Cumulative balance at October 27, 2012	3,755	$20.34	$76,386
The purchase price for the shares of the Company's stock repurchased is reflected as a reduction to shareholders' equity. The Company is required to allocate the purchase price of the repurchased shares as (i) a reduction to retained earnings and (ii) a reduction of common stock and additional paid-in capital. Issuance of common stock and the tax benefit related to employee stock incentive plans are recorded as an increase to common stock and additional paid-in capital.

(b)	Cash Dividends on Shares of Common Stock
During the three months ended October 27, 2012, the Company paid cash dividends of $0.14 per common share, or $744 million, on the Company's outstanding common stock. During the three months ended October 29, 2011, the Company paid cash dividends of $0.06 per common share, or $322 million, on the Company's outstanding common stock.
On November 15, 2012, the Company's Board of Directors declared a quarterly dividend of $0.14 per common share to be paid on December 19, 2012 to all shareholders of record as of the close of business on November 29, 2012.
Any future dividends will be subject to the approval of the Company's Board of Directors.

(c)	Other Repurchases of Common Stock
For the three months ended October 27, 2012 and October 29, 2011, the Company repurchased approximately 11 million and 9 million shares, or $203 million and $137 million, of common stock, respectively, in settlement of employee tax withholding obligations due upon the vesting of restricted stock or stock units.

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

(d)	Accumulated Other Comprehensive Income
The components of AOCI, net of tax, and the other comprehensive income (loss), excluding noncontrolling interest, for the three months ended October 27, 2012 and October 29, 2011 are summarized as follows (in millions):

	Net Unrealized Gains on Investments	Net Unrealized Gains (Losses) Cash Flow Hedging Instruments	Cumulative Translation Adjustment and Other	Accumulated Other Comprehensive Income
BALANCE AT JULY 28, 2012	$409	$(53)	$305	$661
Other comprehensive income (loss) attributable to Cisco Systems, Inc.	(13)	71	114	172
BALANCE AT OCTOBER 27, 2012	$396	$18	$419	$833

	Net Unrealized Gains on Investments	Net Unrealized Gains (Losses) Cash Flow Hedging Instruments	Cumulative Translation Adjustment and Other	Accumulated Other Comprehensive Income
BALANCE AT JULY 30, 2011	$487	$6	$801	$1,294
Other comprehensive loss attributable to Cisco Systems, Inc.	(52)	(50)	(211)	(313)
BALANCE AT OCTOBER 29, 2011	$435	$(44)	$590	$981

14.	Employee Benefit Plans

(a)	Employee Stock Incentive Plans
Stock Incentive Plan Program Description   As of October 27, 2012, the Company had five stock incentive plans: the 2005 Stock Incentive Plan (the "2005 Plan"); the 1996 Stock Incentive Plan (the "1996 Plan"); the 1997 Supplemental Stock Incentive Plan (the "Supplemental Plan"); the Cisco Systems, Inc. SA Acquisition Long-Term Incentive Plan (the "SA Acquisition Plan"); and the Cisco Systems, Inc. WebEx Acquisition Long-Term Incentive Plan (the "WebEx Acquisition Plan"). In addition, the Company has, in connection with the acquisitions of various companies, assumed the share-based awards granted under stock incentive plans of the acquired companies or issued share-based awards in replacement thereof. Share-based awards are designed to reward employees for their long-term contributions to the Company and provide incentives for them to remain with the Company. The number and frequency of share-based awards are based on competitive practices, operating results of the Company, government regulations, and other factors. Since the inception of the stock incentive plans, the Company has granted share-based awards to a significant percentage of its employees, and the majority has been granted to employees below the vice president level. The Company's primary stock incentive plans are summarized as follows:
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
Pursuant to an amendment approved by the Company's shareholders on November 12, 2009, the number of shares available for issuance under the 2005 Plan was reduced by 1.5 shares for each share awarded as a stock grant or a stock unit, and any shares underlying awards outstanding under the 1996 Plan, the SA Acquisition Plan, and the WebEx Acquisition Plan that expire unexercised at the end of their maximum terms become available for reissuance under the 2005 Plan. The 2005 Plan permits the granting of stock options, restricted stock, restricted stock units ("RSUs"), the vesting of which may be performance-based or market-based along with the requisite service requirement, and stock appreciation rights to employees (including employee directors and officers), consultants of the Company and its subsidiaries and affiliates, and non-employee directors of the Company. Stock options and stock appreciation rights granted under the 2005 Plan have an exercise price of at least 100% of the fair market value of the underlying stock on the grant date and prior to November 12, 2009 have an expiration date no later than nine years from the grant date. The expiration date for stock options and stock appreciation rights granted subsequent to the amendment approved on November 12, 2009 shall be no later than ten years from the grant date.

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The stock options will generally become exercisable for 20% or 25% of the option shares one year from the date of grant and then ratably over the following 48 or 36 months, respectively. Time-based stock grants and time-based RSUs will generally vest with respect to 20% or 25% of the shares or share units covered by the grant on each of the first through fifth or fourth anniversaries of the date of the grant, respectively. Performance-based and market-based RSUs typically vest at the end of the three year requisite service period or earlier if the award recipient meets certain retirement eligibility conditions. The Compensation and Management Development Committee of the Board of Directors has the discretion to use different vesting schedules. Stock appreciation rights may be awarded in combination with stock options or stock grants, and such awards shall provide that the stock appreciation rights will not be exercisable unless the related stock options or stock grants are forfeited. Stock grants may be awarded in combination with non-statutory stock options, and such awards may provide that the stock grants will be forfeited in the event that the related non-statutory stock options are exercised.
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
Supplemental Plan The Supplemental Plan expired on December 31, 2007, and the Company can no longer make equity awards under the Supplemental Plan. Officers and members of the Company's Board of Directors were not eligible to participate in the Supplemental Plan. Nine million shares were reserved for issuance under the Supplemental Plan.
Acquisition Plans In connection with the Company's acquisitions of Scientific-Atlanta, Inc. ("Scientific-Atlanta") and WebEx Communications, Inc. ("WebEx"), the Company adopted the SA Acquisition Plan and the WebEx Acquisition Plan, respectively, each effective upon completion of the applicable acquisition. These plans constitute assumptions, amendments, restatements, and renamings of the 2003 Long-Term Incentive Plan of Scientific-Atlanta and the WebEx Communications, Inc. Amended and Restated 2000 Stock Incentive Plan, respectively. The plans permit the grant of stock options, stock, stock units, and stock appreciation rights to certain employees of the Company and its subsidiaries and affiliates who had been employed by Scientific-Atlanta or its subsidiaries or WebEx or its subsidiaries, as applicable. As a result of the shareholder approval of the amendment and extension of the 2005 Plan, as of November 15, 2007, the Company will no longer make stock option grants or direct share issuances under either the SA Acquisition Plan or the WebEx Acquisition Plan.

(b)	Employee Stock Purchase Plan
The Company has an Employee Stock Purchase Plan, which includes its subplan, the International Employee Stock Purchase Plan (together, the "Purchase Plan"), under which 471.4 million shares of the Company's common stock have been reserved for issuance as of October 27, 2012. Eligible employees are offered shares through a 24-month offering period, which consists of four consecutive 6-month purchase periods. Employees may purchase a limited number of shares of the Company's stock at a discount of up to 15% of the lesser of the market value at the beginning of the offering period or the end of each 6-month purchase period. The Purchase Plan is scheduled to terminate on January 3, 2020. No shares were issued under the Purchase Plan during each of the three months ended October 27, 2012 and October 29, 2011. As of October 27, 2012, 87 million shares were available for issuance under the Purchase Plan.

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

(c)	Summary of Share-Based Compensation Expense
Share-based compensation expense consists primarily of expenses for stock options, stock purchase rights, restricted stock, and restricted stock units granted to employees. The following table summarizes share-based compensation expense (in millions):

	Three Months Ended
	October 27, 2012	October 29, 2011
Cost of sales - product	$10	$13
Cost of sales - service	35	37
Share-based compensation expense in cost of sales	45	50
Research and development	84	101
Sales and marketing	130	142
General and administrative	50	48
Restructuring and other charges	(3)	—
Share-based compensation expense in operating expenses	261	291
Total share-based compensation expense	$306	$341
As of October 27, 2012, the total compensation cost related to unvested share-based awards not yet recognized was $1.9 billion, which is expected to be recognized over approximately 2.3 years on a weighted-average basis. The income tax benefit for share-based compensation expense was $79 million and $90 million for the three months ended October 27, 2012 and October 29, 2011, respectively.
The Company uses third-party analyses to assist in developing the assumptions used in, as well as calibrating, its lattice-binomial and Black-Scholes models. The Company is responsible for determining the assumptions used in estimating the fair value of its share-based payment awards.
The Company used the implied volatility for traded options (with contract terms corresponding to the expected life of the employee stock purchase rights) on the Company's stock as the expected volatility assumption required in the Black-Scholes model. The implied volatility is more representative of future stock price trends than historical volatility. The risk-free interest rate assumption is based upon observed interest rates appropriate for the term of the Company's employee stock purchase rights. The dividend yield assumption is based on the history and expectation of dividend payouts at the grant date.
The use of the lattice-binomial model requires extensive actual employee exercise behavior data for the relative probability estimation purpose, and a number of complex assumptions as presented in the preceding table. The estimated kurtosis and skewness are technical measures of the distribution of stock price returns, which affect expected employee stock option exercise behaviors, and are based on the Company's stock price return history as well as consideration of various academic analyses. The expected life of employee stock options is a derived output of the lattice-binomial model, which represents the weighted-average period the stock options are expected to remain outstanding.

(d)	Share-Based Awards Available for Grant
A summary of share-based awards available for grant is as follows (in millions):

Share-Based Awards Available for Grant
BALANCE AT JULY 30, 2011	255
Restricted stock, stock units, and other share-based awards granted	(95)
Share-based awards canceled/forfeited/expired	64
Other	(6)
BALANCE AT JULY 28, 2012	218
Restricted stock, stock units, and other share-based awards granted	(23)
Share-based awards canceled/forfeited/expired	74
Other	(3)
BALANCE AT OCTOBER 27, 2012	266

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

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
A summary of the restricted stock and stock unit activity, which includes time-based and performance-based or market-based restricted stock, is as follows (in millions, except per-share amounts):

	Restricted Stock/ Stock Units	Weighted-Average Grant Date Fair Value per Share	Aggregated Fair Market Value
UNVESTED BALANCE AT JULY 30, 2011	116	$21.50
Granted and assumed	65	17.45
Vested	(35)	21.94	$580
Canceled/forfeited	(18)	20.38
UNVESTED BALANCE AT JULY 28, 2012	128	19.46
Granted and assumed	15	18.03
Vested	(31)	21.08	$593
Canceled/forfeited	(3)	19.62
UNVESTED BALANCE AT OCTOBER 27, 2012	109	$18.80
The valuation of time-based RSUs and the underlying assumptions being used are summarized as follows:

	RESTRICTED STOCK UNITS
Three Months Ended	October 27, 2012	October 29, 2011
Number of shares granted (in millions)	11	11
Weighted-average assumptions/inputs:
Grant date fair value per share	$17.65	$15.69
Expected dividend yield	2.9%	1.5%

In addition to the time-based RSUs in the preceding table, the Company granted approximately 4 million performance-based stock unit awards ("PRSUs") for the three months ended October 27, 2012 and approximately 1 million such awards for the three months ended October 29, 2011. These PRSUs are contingent on the achievement of the Company's financial performance metrics or its comparative market-based returns. On the date of grant, the Company estimated the fair value of restricted stock units with market-based conditions using a Monte Carlo simulation model. The Company used the assumptions in the preceding table to determine the grant date fair value of restricted stock units with performance metrics conditions.

(f)	Stock Option Awards
A summary of the stock option activity is as follows (in millions, except per-share amounts):

	STOCK OPTIONS OUTSTANDING
	Number Outstanding	Weighted-Average Exercise Price per Share
BALANCE AT JULY 30, 2011	621	$21.79
Assumed from acquisitions	1	2.08
Exercised	(66)	13.51
Canceled/forfeited/expired	(36)	23.40
BALANCE AT JULY 28, 2012	520	22.68
Exercised	(8)	14.21
Canceled/forfeited/expired	(70)	20.73
BALANCE AT OCTOBER 27, 2012	442	$23.15

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The following table summarizes significant ranges of outstanding and exercisable stock options as of October 27, 2012 (in millions, except years and share prices):

	STOCK OPTIONS OUTSTANDING				STOCK OPTIONS EXERCISABLE
Range of Exercise Prices	Number Outstanding	Weighted- Average Remaining Contractual Life (in Years)	Weighted- Average Exercise Price per Share	Aggregate Intrinsic Value	Number Exercisable	Weighted- Average Exercise Price per Share	Aggregate Intrinsic Value
$ 0.01 – 15.00	8	3.80	$7.57	$78	7	$7.88	$70
15.01 – 18.00	76	1.90	17.79	2	76	17.79	2
18.01 – 20.00	95	1.10	19.17	—	95	19.17	—
20.01 – 25.00	135	2.66	22.78	—	134	22.78	—
25.01 – 35.00	128	3.84	30.66	—	126	30.70	—
Total	442	2.55	$23.15	$80	438	$23.17	$72
The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based on the Company's closing stock price of $17.29 as of October 26, 2012, which would have been received by the option holders had those option holders exercised their stock options as of that date. The total number of in-the-money stock options exercisable as of October 27, 2012 was 9 million. As of July 28, 2012, 512 million outstanding stock options were exercisable and the weighted-average exercise price was $22.65.

15.	Income Taxes
The following table provides details of income taxes (in millions, except percentages):

	Three Months Ended
	October 27, 2012	October 29, 2011
Income before provision for income taxes	$2,631	$2,245
Provision for income taxes	$539	$468
Effective tax rate	20.5%	20.8%
As of October 27, 2012, the Company had $2.9 billion of unrecognized tax benefits, of which $2.5 billion, if recognized, would favorably impact the effective tax rate. The Company regularly engages in discussions and negotiations with tax authorities regarding tax matters in various jurisdictions. The Company believes it is reasonably possible that certain federal, foreign, and state tax matters may be concluded in the next 12 months. Specific positions that may be resolved include issues involving transfer pricing and various other matters. The Company estimates that it is reasonably possible that the unrecognized tax benefits at October 27, 2012 could be reduced in the next 12 months by approximately $1.1 billion, of which approximately $0.9 billion could increase earnings.

16.	Segment Information and Major Customers

(a)	Net Sales and Gross Margin by Segment
The Company conducts business globally and is primarily managed on a geographic basis consisting of three segments: the Americas; EMEA; and APJC. The Company's management makes financial decisions and allocates resources based on the information it receives from its internal management system. Sales are attributed to a segment based on the ordering location of the customer. The Company does not allocate research and development, sales and marketing, or general and administrative expenses to its segments in this internal management system because management does not include the information in its measurement of the performance of the operating segments. In addition, the Company does not allocate amortization and impairment of acquisition-related intangible assets, share-based compensation expense, impacts to cost of sales from purchase accounting adjustments to inventory, charges related to asset impairments and restructurings, and certain other charges to the gross margin for each segment because management does not include this information in its measurement of the performance of the operating segments.

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Summarized financial information by segment for the three months ended October 27, 2012 and October 29, 2011, based on the Company's internal management system and as utilized by the Company's Chief Operating Decision Maker ("CODM"), is as follows (in millions):

	Three Months Ended
	October 27, 2012	October 29, 2011
Net sales:
Americas	$7,023	$6,588
EMEA	2,841	2,845
APJC	2,012	1,823
Total	$11,876	$11,256
Gross margin:
Americas	4,468	4,160
EMEA	1,798	1,754
APJC	1,176	1,108
Segment total	7,442	7,022
Unallocated corporate items	(203)	(132)
Total	$7,239	$6,890
Net sales in the United States, which is included in the Americas, were $6.1 billion and $5.6 billion for the three months ended October 27, 2012 and October 29, 2011, respectively.

(b)	Net Sales for Groups of Similar Products and Services
The Company designs, manufactures, and sells Internet Protocol ("IP")-based networking and other products related to the communications and IT industry and provides services associated with these products and their use. The Company groups its products and technologies into the following categories: Switching, NGN Routing, Service Provider Video, Collaboration, Wireless, Data Center, Security, and Other Products. These products, primarily integrated by Cisco IOS Software, link geographically dispersed local-area networks ("LANs"), metropolitan-area networks ("MANs"), and wide-area networks ("WANs"). The Company has reclassified the prior periods to conform to the current period's presentation.
The following table presents net sales for groups of similar products and services (in millions):

	Three Months Ended
	October 27, 2012	October 29, 2011
Net sales:
Switching	$3,616	$3,687
NGN Routing	2,052	2,094
Service Provider Video	1,148	883
Collaboration	1,020	1,108
Wireless	486	353
Data Center	417	259
Security	338	319
Other	220	249
Product	9,297	8,952
Service	2,579	2,304
Total	$11,876	$11,256

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

(c)	Additional Segment Information
The majority of the Company's assets, excluding cash and cash equivalents and investments, as of October 27, 2012 and July 28, 2012 were attributable to its U.S. operations. The Company's total cash and cash equivalents and investments held by various foreign subsidiaries were $37.5 billion and $42.5 billion as of October 27, 2012 and July 28, 2012, respectively, and the remaining $7.5 billion and $6.2 billion at the respective period ends was available in the United States.
Property and equipment information is based on the physical location of the assets. The following table presents property and equipment information for geographic areas (in millions):

	October 27, 2012	July 28, 2012
Property and equipment, net:
United States	$2,801	$2,842
International	608	560
Total	$3,409	$3,402

17.	Net Income per Share
The following table presents the calculation of basic and diluted net income per share (in millions, except per-share amounts):

	Three Months Ended
	October 27, 2012	October 29, 2011
Net income	$2,092	$1,777
Weighted-average shares - basic	5,301	5,394
Effect of dilutive potential common shares	33	13
Weighted-average shares - diluted	5,334	5,407
Net income per share - basic	$0.39	$0.33
Net income per share - diluted	$0.39	$0.33
Antidilutive employee share-based awards, excluded	438	679
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
Forward-Looking Statements
This Quarterly Report on Form 10-Q, including this Management's Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements regarding future events and our future results that are subject to the safe harbors created under the Securities Act of 1933 (the “Securities Act”) and the Securities Exchange Act of 1934 (the “Exchange Act”). All statements other than statements of historical facts are statements that could be deemed forward-looking statements. These statements are based on current expectations, estimates, forecasts, and projections about the industries in which we operate and the beliefs and assumptions of our management. Words such as “expects,” “anticipates,” “targets,” “goals,” “projects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “continues,” “endeavors,” “strives,” “may,” variations of such words and similar expressions are intended to identify such forward-looking statements. In addition, any statements that refer to projections of our future financial performance, our anticipated growth and trends in our businesses, and other characterizations of future events or circumstances are forward-looking statements. Readers are cautioned that these forward-looking statements are only predictions and are subject to risks, uncertainties, and assumptions that are difficult to predict, including those identified below, under “Part II, Item 1A. Risk Factors,” and elsewhere herein. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. We undertake no obligation to revise or update any forward-looking statements for any reason.
OVERVIEW
We design, manufacture, and sell Internet Protocol ("IP") based networking and other products related to the communications and information technology ("IT") industry and provide services associated with these products and their use. We provide a broad line of products for transporting data, voice, and video within buildings, across campuses, and around the world. Our products are designed to transform how people connect, communicate, and collaborate. Our products are installed at enterprise businesses, public institutions, telecommunications companies and other service providers, commercial businesses, and personal residences.

A summary of our results is as follows (in millions, except percentages and per-share amounts):

	Three Months Ended
	October 27, 2012	October 29, 2011	Variance

Net sales	$11,876	$11,256	5.5%
Gross margin percentage	61.0%	61.2%	(0.2)	pts
Research and development	$1,431	$1,375	4.1%
Sales and marketing	$2,416	$2,452	(1.5)%
General and administrative	$560	$552	1.4%
Total R&D, sales and marketing, general and administrative	$4,407	$4,379	0.6%
Total as a percentage of revenue	37.1%	38.9%	(1.8)	pts
Amortization of purchased intangible assets	$122	$99	23.2%
Restructuring and other charges	$59	$202	(70.8)%
Operating income as a percentage of revenue	22.3%	19.6%	2.7	pts
Income tax percentage	20.5%	20.8%	(0.3)	pts
Net income	$2,092	$1,777	17.7%
Net income as a percentage of revenue	17.6%	15.8%	1.8	pts
Earnings per share-diluted	$0.39	$0.33	18.2%

Three Months Ended October 27, 2012 Compared with Three Months Ended October 29, 2011
Net sales increased 6%, with net product sales increasing 4% and service revenue increasing 12%. The net products sales increase was in part due to our acquisition of NDS Group Limited (“NDS”), completed in the first quarter of fiscal 2013. NDS product sales contributed approximately 2 percentage points of our net sales increase. Operating income as a percentage of revenue increased by 2.7 percentage points, primarily as a result of our net sales increase, lower restructuring charges, and effective expense management as a percentage of revenue.

Total gross margin decreased by 0.2 percentage points, primarily as a result of higher sales discounts and unfavorable product pricing as well as unfavorable product mix shifts related primarily to the growth of certain product areas. These negative impacts to gross margin were partially offset by lower manufacturing costs. As a percentage of revenue, research and development, sales and marketing, and general and administrative expenses collectively declined by 1.8 percentage points due to lower sales and marketing expenses. Diluted earnings per share increased by 18% from the prior year, a result of both an 18% increase in net income and a decline in our diluted share count of 73 million shares.

In the first quarter of fiscal 2013 we experienced a continuation of the global macroeconomic challenges we faced in fiscal 2012, including, in particular, weakness in the European economy, which we expect will deteriorate further. We also experienced lower global public sector spending, and a conservative approach to IT-related capital spending by our customers. Nevertheless, we executed on our plan to deliver profitable growth over the long-term by maintaining our focus on operational excellence. We grew profits faster than revenue, as revenue increased by 6% while net income increased by 18% for the quarter, the latter largely due to gross margin stability and strong operating expense management.
In the first quarter of fiscal 2013, as compared with the first quarter of fiscal 2012, revenue increased by $0.6 billion. The Americas contributed $0.4 billion of the increase led by a sales increase of 10% in the United States. APJC contributed $0.2 billion to the revenue increase led by strong sales growth in Australia and India. Revenue in our EMEA segment was flat, with revenue declines in France, Germany, the Netherlands and the United Kingdom being offset by strong revenue growth in Russia and growth in certain other countries in the region. We continued to encounter macroeconomic challenges in much of Europe, and we expect these challenges to continue throughout fiscal 2013.
In the first quarter of fiscal 2013, net product sales and service revenue both increased by $0.3 billion as compared to the first quarter of fiscal 2012. The product sales increase was driven by the following: an increase of $0.3 billion from Service Provider Video, due in large part to the acquisition of NDS in the current quarter; an increase of $0.2 billion from Data Center products, due to continued strong customer demand; and an increase of $0.1 billion from Wireless products, due to continued demand for these solutions. These sales increases, along with the Service revenue contribution, reflect, in our view, the success we are experiencing with our technology architectures and our ability to deliver customer solutions, particularly in the enterprise and service provider data center and cloud environments. The continuing weakness we experienced in the current quarter in the EMEA segment and global public sector spending, especially in the United States, contributed to net product sales decreases in our Switching, NGN Routing, and Collaboration product categories.
Strategy and Focus Areas
Our focus continues to be on our five foundational priorities:

•	Leadership in our core business (routing, switching, and associated services), which includes comprehensive security and mobility solutions

•	Collaboration

•	Data center virtualization and cloud

•	Video

•	Architectures for business transformation
We believe that focusing on these priorities best positions us to continue to expand our share of our customers' information technology spending.
We continue to undergo product transitions in our core business, including the introduction of next-generation products with higher price performance and architectural advantages compared with both our prior generation of products and the product offerings of our competitors. We believe that many of these product transitions are gaining momentum based on the strong year-over-year product revenue growth across these next-generation product families. We believe that our strategy and our ability to innovate and execute may enable us to improve our relative competitive position in many of our product areas even in uncertain or difficult business conditions and, therefore, may continue to provide us with long-term growth opportunities. However, we believe that these newly introduced products may continue to negatively impact product gross margins, which we are currently striving to address through various initiatives, including value engineering; effective supply chain management; and delivering greater customer value through offers that include hardware, software, and services.

We continue to seek to capitalize on market transitions. Market transitions relating to the network are becoming, in our view, more significant as intelligent networks have moved from being a mere cost center issue-that is, where the focus is on reducing network operating costs and increasing network-related productivity-to becoming, additionally and increasingly, a platform for improved revenue generation as well as driving business agility and strategy execution.
Market transitions for which we are primarily focused include those related to the increased role of virtualization/the cloud, video, collaboration, networked mobility technologies, and the transition from Internet Protocol Version 4 to Internet Protocol Version 6. For example, a market in which a significant market transition is under way is the enterprise data center market, where a transition to virtualization / the cloud is rapidly evolving. There is a continued growing awareness that intelligent networks are becoming the platform for productivity improvement and global competitiveness. We believe that disruption in the enterprise data center market is accelerating, due to changing technology trends such as the increasing adoption of virtualization, the rise in scalable processing, and the advent of cloud computing and cloud-based IT resource deployments and business models. These key terms are defined as follows:

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

•
The cloud: Refers to an information technology hosting and delivery system in which resources, such as servers or software applications, are no longer tethered to a user's physical infrastructure but instead are delivered to and consumed by the user “on demand” as an Internet-based service, whether singularly or with multiple other users simultaneously.

This virtualization and cloud-driven market transition in the enterprise data center market is being brought about through the convergence of networking, computing, storage, and software technologies. We are seeking to take advantage of this market transition through, among other things, our Cisco Unified Computing System platform and Cisco Nexus product families, which are designed to integrate the previously siloed technologies in the enterprise data center with a unified architecture. We are also seeking to capitalize on this market transition through the development of other cloud-based product and service offerings through which we intend to enable customers to develop and deploy their own cloud-based IT solutions, including software-as-a-service ("SaaS") and other-as-a-service ("XaaS") solutions.
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
We believe that the architectural approach that we have undertaken in the enterprise data center market is adaptable to other markets. An example of a market where we aim to apply this approach is mobility, where growth of IP traffic on handheld devices is driving the need for more robust architectures, equipment, and services in order to accommodate not only an increasing number of worldwide mobile device users, but also increased user demand for broadband-quality business network and consumer web applications to be delivered on such devices. A key term in this mobility-centered market transition is “BYOD,” an acronym for “bring your own device,” which, in the context of IT usage in companies, universities, and other organizations, refers to the growing trend of employees, customers, students, and others associated with such entities to bring and use their own laptop computers, smartphones, tablets, or other mobile devices for their work or participation, instead of using equipment provided by the organization.
With regard to this market transition, to help such organizations meet the demands of increasing BYOD usage, our product development strategy involves a comprehensive architectural approach that will allow for, among other things, a unified security policy across the whole organization; a simplified operations and network management structure that understands application performance from a user's perspective, enhances troubleshooting capability, and lowers network operating costs; and an uncompromised user experience over the organization's entire wireless and wired network that embraces use of any kind of device. Our mobility-related products and solutions reflect this architectural-based approach.

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

Another market transition on which we are focusing is the move toward more programmable, flexible, and virtual networks.  This move to network programmability encompasses technologies such as software-defined-networking and is focused on moving from a hardware-centric approach for networking to a virtualized network environment that is designed to enable flexible, application-driven customization of network infrastructures. We believe the successful products and solutions in this market will combine application-specific-integrated-circuits (“ASICs”) with hardware and software elements together to meet customers' total cost of ownership, quality, security, scalability and experience requirements. In our view, there is no single architecture that supports all customer requirements in this area. Our strategy is targeted to address a broad range of specific customer use cases.

Recently, we announced an additional set of network programmability capabilities with the announcement of the Cisco Open Network Environment, or Cisco ONE, including overlay network technology, application programming interfaces ("APIs"), and network-operation tools called agents and controllers. In our view, this evolution is in its very early stages and presents an opportunity for Cisco. We intend to continue to drive internal innovation, partner for co-development, and make strategic investments to lead this evolution.
Other Key Financial Measures
The following is a summary of our other key financial measures for the first quarter of fiscal 2013 (in millions, except days sales outstanding in accounts receivable ("DSO") and annualized inventory turns):

	October 27, 2012	July 28, 2012
Cash and cash equivalents and investments	$45,000	$48,716
Deferred revenue	$12,623	$12,880
DSO	30 days	34 days
Inventories	$1,709	$1,663
Annualized inventory turns	11.0	11.7

Three Months Ended	October 27, 2012	October 29, 2011
Cash provided by operating activities	$2,465	$2,333
Repurchases of common stock-repurchase program	$253	$1,544
Dividends paid	$744	$322

CRITICAL ACCOUNTING ESTIMATES
The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires us to make judgments, assumptions, and estimates that affect the amounts reported in the Consolidated Financial Statements and accompanying notes. Note 2 to the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended July 28, 2012, as updated as applicable in Note 2 to the Consolidated Financial Statements herein, describes the significant accounting policies and methods used in the preparation of the Consolidated Financial Statements. The accounting policies described below are significantly affected by critical accounting estimates. Such accounting policies require significant judgments, assumptions, and estimates used in the preparation of the Consolidated Financial Statements, and actual results could differ materially from the amounts reported based on these policies.
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

•
Collectibility is reasonably assured. We assess collectibility based primarily on the creditworthiness of the customer as determined by credit checks and analysis, as well as the customer's payment history.

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
The amount of product and service revenue recognized in a given period is affected by our judgment as to whether an arrangement includes multiple deliverables and, if so, our valuation of the units of accounting for multiple deliverables. According to the accounting guidance prescribed in Accounting Standards Codification ("ASC") 605, Revenue Recognition, we use vendor-specific objective evidence of selling price ("VSOE") for each of those units, when available. We determine VSOE based on our normal pricing and discounting practices for the specific product or service when sold separately. In determining VSOE, we require that a substantial majority of the historical standalone transactions have the selling prices for a product or service fall within a reasonably narrow pricing range, generally evidenced by approximately 80% of such historical standalone transactions falling within plus or minus 15% of the median rates. When VSOE does not exist, we apply the selling price hierarchy to applicable multiple-deliverable arrangements. Under the selling price hierarchy, third-party evidence of selling price ("TPE") will be considered if VSOE does not exist, and estimated selling price ("ESP") will be used if neither VSOE nor TPE is available. Generally, we are not able to determine TPE because our go-to-market strategy differs from that of others in our markets, and the extent of our proprietary technology varies among comparable products or services from those of our peers. In determining ESP, we apply significant judgment as we weigh a variety of factors, based on the facts and circumstances of the arrangement. We typically arrive at an ESP for a product or service that is not sold separately by considering company-specific factors such as geographies, competitive landscape, internal costs, profitability objectives, pricing practices used to establish bundled pricing, and existing portfolio pricing and discounting.
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
Revenue deferrals relate to the timing of revenue recognition for specific transactions based on financing arrangements, service, support, and other factors. Financing arrangements may include sales-type, direct-financing, and operating leases, loans, and guarantees of third-party financing. Our deferred revenue for products was $3.9 billion and $3.7 billion as of October 27, 2012 and July 28, 2012, respectively. Technical support services revenue is deferred and recognized ratably over the period during which the services are to be performed, which typically is from one to three years. Advanced services revenue is recognized upon delivery or completion of performance. Our deferred revenue for services was $8.8 billion and $9.2 billion as of October 27, 2012 and July 28, 2012, respectively.

We make sales to distributors and retail partners, which we refer to as two-tier systems of sales to the end customer. Revenue from distributors and retail partners is recognized based on a sell-through method using information provided by them. Our distributors and retail partners participate in various cooperative marketing and other programs, and we maintain estimated accruals and allowances for these programs. If actual credits received by our distributors and retail partners under these programs were to deviate significantly from our estimates, which are based on historical experience, our revenue could be adversely affected.
Allowances for Receivables and Sales Returns
The allowances for receivables were as follows (in millions, except percentages):

	October 27, 2012	July 28, 2012
Allowance for doubtful accounts	$224	$207
Percentage of gross accounts receivable	5.4%	4.5%
Allowance for credit loss--lease receivables	$248	$247
Percentage of gross lease receivables	6.9%	7.2%
Allowance for credit loss--loan receivables	$114	$122
Percentage of gross loan receivables	6.3%	6.8%
The allowance for doubtful accounts is based on our assessment of the collectibility of customer accounts. We regularly review the adequacy of these allowances by considering internal factors such as historical experience, credit quality, and age of the receivable balances as well as external factors such as economic conditions that may affect a customer's ability to pay and expected default frequency rates, which are published by major third-party credit-rating agencies and are generally updated on a quarterly basis. We also consider the concentration of receivables outstanding with a particular customer in assessing the adequacy of our allowances for doubtful accounts. If a major customer's creditworthiness deteriorates, if actual defaults are higher than our historical experience, or if other circumstances arise, our estimates of the recoverability of amounts due to us could be overstated, and additional allowances could be required, which could have an adverse impact on our revenue.
The allowance for credit loss on financing receivables is also based on the assessment of collectibility of customer accounts. We regularly review the adequacy of the credit allowances determined either on an individual or a collective basis. When evaluating the financing receivables on an individual basis, we consider historical experience, credit quality and age of receivable balances, and economic conditions that may affect a customer's ability to pay. When evaluating the financing receivables on a collective basis, we use expected default frequency rates published by a major third-party credit-rating agency as well as our own historical loss rate in the event of default, while also systematically giving effect to economic conditions, concentration of risk and correlation. Determination of expected default frequency rates and loss factors associated with internal credit risk ratings as well as assessing economic conditions, concentration of risk, and correlation are complex and subjective. Our ongoing consideration of all these factors could result in an increase in our allowance for credit loss in the future, which could adversely affect our revenue. Both accounts receivable and financing receivables are charged off at the point when they are considered uncollectible.
A reserve for future sales returns is established based on historical trends in product return rates. The reserve for future sales returns as of October 27, 2012 and July 28, 2012 was $132 million and $129 million, respectively, and was recorded as a reduction of our accounts receivable. If the actual future returns were to deviate from the historical data on which the reserve had been established, our revenue could be adversely affected.
Inventory Valuation and Liability for Purchase Commitments with Contract Manufacturers and Suppliers
Our inventory balance was $1.7 billion as of each October 27, 2012 and July 28, 2012. Inventory is written down based on excess and obsolete inventories determined primarily by future demand forecasts. Inventory write-downs are measured as the difference between the cost of the inventory and market, based upon assumptions about future demand, and are charged to the provision for inventory, which is a component of our cost of sales. At the point of the loss recognition, a new, lower cost basis for that inventory is established, and subsequent changes in facts and circumstances do not result in the restoration or increase in that newly established cost basis.

We record a liability for firm, noncancelable, and unconditional purchase commitments with contract manufacturers and suppliers for quantities in excess of our future demand forecasts consistent with the valuation of our excess and obsolete inventory. As of October 27, 2012, the liability for these purchase commitments was $171 million, compared with $193 million as of July 28, 2012, and was included in other current liabilities. Our provision for inventory was $34 million and $29 million for the first quarters of fiscal 2013 and 2012, respectively. The provision for the liability related to purchase commitments with contract manufacturers and suppliers was $14 million and $35 million for the first quarters of fiscal 2013 and 2012, respectively. If there were to be a sudden and significant decrease in demand for our products, or if there were a higher incidence of inventory obsolescence because of rapidly changing technology and customer requirements, we could be required to increase our inventory write-downs, and our liability for purchase commitments with contract manufacturers and suppliers, and accordingly our profitability, could be adversely affected. We regularly evaluate our exposure for inventory write-downs and the adequacy of our liability for purchase commitments. Inventory and supply chain management remain areas of focus as we balance the need to maintain supply chain flexibility to help ensure competitive lead times with the risk of inventory obsolescence, particularly in light of current macroeconomic uncertainties and conditions and the resulting potential for changes in future demand forecast.
Warranty Costs
The liability for product warranties, included in other current liabilities, was $422 million as of October 27, 2012, compared with $415 million as of July 28, 2012. See Note 12 to the Consolidated Financial Statements. Our products are generally covered by a warranty for periods ranging from 90 days to five years, and for some products we provide a limited lifetime warranty. We accrue for warranty costs as part of our cost of sales based on associated material costs, technical support labor costs, and associated overhead. Material cost is estimated based primarily upon historical trends in the volume of product returns within the warranty period and the cost to repair or replace the equipment. Technical support labor cost is estimated based primarily upon historical trends in the rate of customer cases and the cost to support the customer cases within the warranty period. Overhead cost is applied based on estimated time to support warranty activities.

The provision for product warranties issued during the first quarter of fiscal 2013 and the first quarter of fiscal 2012 was $162 million and $151 million, respectively. The increase in the provision was primarily due to increased shipment volume of products. If we experience an increase in warranty claims compared with our historical experience, or if the cost of servicing warranty claims is greater than expected, our profitability could be adversely affected.
Share-Based Compensation Expense
Share-based compensation expense is presented as follows (in millions):

	Three Months Ended
	October 27, 2012	October 29, 2011	Variance
Share-based compensation expense	$306	$341	$(35)
Prior to the initial declaration of a quarterly cash dividend on March 17, 2011, the fair value of restricted stock and restricted stock units was measured based on an expected dividend yield of 0% as we did not historically pay cash dividends on our common stock. For awards granted on or subsequent to March 17, 2011, we used an annualized dividend yield based on the per-share dividends declared by our Board of Directors as of the grant date. See Note 14 to the Consolidated Financial Statements.
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

Fair Value Measurements
Our fixed income and publicly traded equity securities, collectively, are reflected in the Consolidated Balance Sheets at a fair value of $40.2 billion as of October 27, 2012, compared with $38.9 billion as of July 28, 2012. Our fixed income investment portfolio, as of October 27, 2012, consisted primarily of high-quality investment-grade securities. See Note 8 to the Consolidated Financial Statements.

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

Our Level 2 securities are valued using quoted market prices for similar instruments or nonbinding market prices that are corroborated by observable market data. We use inputs such as actual trade data, benchmark yields, broker/dealer quotes, and other similar data, which are obtained from independent pricing vendors, quoted market prices, or other sources to determine the ultimate fair value of our assets and liabilities. We use such pricing data as the primary input, to which we have not made any material adjustments during fiscal 2013 and fiscal 2012, to make our assessments and determinations as to the ultimate valuation of our investment portfolio. We are ultimately responsible for the financial statements and underlying estimates.

The inputs and fair value are reviewed for reasonableness, may be further validated by comparison to publicly available information, and could be adjusted based on market indices or other information that management deems material to its estimate of fair value. The assessment of fair value can be difficult and subjective. However, given the relative reliability of the inputs we use to value our investment portfolio, and because substantially all of our valuation inputs are obtained using quoted market prices for similar or identical assets, we do not believe that the nature of estimates and assumptions affected by levels of subjectivity and judgment was material to the valuation of the investment portfolio as of October 27, 2012. We had no Level 3 investments in our total portfolio as of October 27, 2012.
Other-than-Temporary Impairments
We recognize an impairment charge when the declines in the fair values of our fixed income or publicly traded equity securities below their cost basis are judged to be other than temporary. The ultimate value realized on these securities, to the extent unhedged, is subject to market price volatility until they are sold.

If the fair value of a debt security is less than its amortized cost, we assess whether the impairment is other than temporary. An impairment is considered other than temporary if (i) we have the intent to sell the security, (ii) it is more likely than not that we will be required to sell the security before recovery of its entire amortized cost basis, or (iii) we do not expect to recover the entire amortized cost of the security. If an impairment is considered other than temporary based on (i) or (ii) described in the prior sentence, the entire difference between the amortized cost and the fair value of the security is recognized in earnings. If an impairment is considered other than temporary based on condition (iii), the amount representing credit loss, defined as the difference between the present value of the cash flows expected to be collected and the amortized cost basis of the debt security, will be recognized in earnings, and the amount relating to all other factors will be recognized in other comprehensive income ("OCI"). In estimating the amount and timing of cash flows expected to be collected, we consider all available information, including past events, current conditions, the remaining payment terms of the security, the financial condition of the issuer, expected defaults, and the value of underlying collateral.

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

There were no impairment charges on our investments in publicly traded equity securities and fixed income securities in the first quarters of fiscal 2013 and fiscal 2012. Our ongoing consideration of all the factors described previously could result in additional impairment charges in the future, which could adversely affect our net income.

We also have investments in privately held companies, some of which are in the startup or development stages. As of October 27, 2012, our investments in privately held companies were $830 million, compared with $858 million as of July 28, 2012, and were included in other assets. See Note 6 to the Consolidated Financial Statements. We monitor these investments for events or circumstances indicative of potential impairment, and we will make appropriate reductions in carrying values if we determine that an impairment charge is required, based primarily on the financial condition and near-term prospects of these companies. These investments are inherently risky because the markets for the technologies or products these companies are developing are typically in the early stages and may never materialize. Our impairment charges on investments in privately held companies were $10 million and $1 million for the first quarters of fiscal 2013 and 2012, respectively.
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

The goodwill recorded in the Consolidated Balance Sheets as of October 27, 2012 and July 28, 2012 was $20.4 billion and $17.0 billion, respectively. The increase in goodwill in the current period was due to our acquisition of NDS. In response to changes in industry and market conditions, we could be required to strategically realign our resources and consider restructuring, disposing of, or otherwise exiting businesses, which could result in an impairment of goodwill. There was no impairment of goodwill in the first quarters of fiscal 2013 and 2012.

We make judgments about the recoverability of purchased intangible assets with finite lives whenever events or changes in circumstances indicate that an impairment may exist. Recoverability of purchased intangible assets with finite lives is measured by comparing the carrying amount of the asset to the future undiscounted cash flows the asset is expected to generate. We review indefinite-lived intangible assets for impairment annually or whenever events or changes in circumstances indicate the carrying value may not be recoverable. Recoverability of indefinite-lived intangible assets is measured by comparing the carrying amount of the asset to the future discounted cash flows the asset is expected to generate. If the asset is considered to be impaired, the amount of any impairment is measured as the difference between the carrying value and the fair value of the impaired asset. Assumptions and estimates about future values and remaining useful lives of our purchased intangible assets are complex and subjective. They can be affected by a variety of factors, including external factors such as industry and economic trends and internal factors such as changes in our business strategy and our internal forecasts. There were no impairment charges related to purchased intangible assets for the first quarters of fiscal 2013 and 2012. Our ongoing consideration of all the factors described previously could result in additional impairment charges in the future, which could adversely affect our net income.
Income Taxes
We are subject to income taxes in the United States and numerous foreign jurisdictions. Our effective tax rates differ from the statutory rate, primarily due to the tax impact of state taxes, foreign operations, research and development ("R&D") tax credits, tax audit settlements, nondeductible compensation, international realignments, and transfer pricing adjustments. Our effective tax rate was 20.5% and 20.8% in the first quarters of fiscal 2013 and 2012, respectively.

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

Our provision for income taxes is subject to volatility and could be adversely impacted by earnings being lower than anticipated in countries that have lower tax rates and higher than anticipated in countries that have higher tax rates; by changes in the valuation of our deferred tax assets and liabilities; by expiration of or lapses in the R&D tax credit laws; by transfer pricing adjustments, including the effect of acquisitions on our intercompany R&D cost-sharing arrangement and legal structure; by tax effects of nondeductible compensation; by tax costs related to intercompany realignments; by changes in accounting principles; or by changes in tax laws and regulations, including possible U.S. changes to the taxation of earnings of our foreign subsidiaries, the deductibility of expenses attributable to foreign income, or the foreign tax credit rules. Significant judgment is required to determine the recognition and measurement attributes prescribed in the accounting guidance for uncertainty in income taxes. The accounting guidance for uncertainty in income taxes applies to all income tax positions, including the potential recovery of previously paid taxes, which if settled unfavorably could adversely impact our provision for income taxes or additional paid-in capital. Further, as a result of certain of our ongoing employment and capital investment actions and commitments, our income in certain countries is subject to reduced tax rates and in some cases is wholly exempt from tax. Our failure to meet these commitments could adversely impact our provision for income taxes. In addition, we are subject to the continuous examination of our income tax returns by the Internal Revenue Service ("IRS") and other tax authorities. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes. There can be no assurance that the outcomes from these continuous examinations will not have an adverse impact on our operating results and financial condition.

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

RESULTS OF OPERATIONS
Net Sales
The following table presents the breakdown of net sales between product and service revenue (in millions, except percentages):

	Three Months Ended
	October 27, 2012	October 29, 2011	Variance in Dollars	Variance in Percent
Net sales:
Product	$9,297	$8,952	$345	3.9%
Percentage of net sales	78.3%	79.5%
Service	2,579	2,304	275	11.9%
Percentage of net sales	21.7%	20.5%
Total	$11,876	$11,256	$620	5.5%
We manage our business primarily on a geographic basis, organized into three geographic segments. Our net sales, which include product and service revenue for each segment, are summarized in the following table (in millions, except percentages):

	Three Months Ended
	October 27, 2012	October 29, 2011	Variance in Dollars	Variance in Percent
Net sales:
Americas	$7,023	$6,588	$435	6.6%
Percentage of net sales	59.2%	58.5%
EMEA	2,841	2,845	(4)	(0.1)%
Percentage of net sales	23.9%	25.3%
APJC	2,012	1,823	189	10.4%
Percentage of net sales	16.9%	16.2%
Total	$11,876	$11,256	$620	5.5%
Three Months Ended October 27, 2012 Compared with Three Months Ended October 29, 2011
For the first quarter of fiscal 2013, as compared with the first quarter of fiscal 2012, net sales increased by 6%. Net product sales increased by 4%, while service revenue increased by 12%. Net product sales reflected growth in our Americas and APJC geographic segments, while net product sales declined in the EMEA segment. Service revenues increased across all of our geographic segments. The net sales increase was primarily due to the following: the strong performance of our Service offerings; increased sales of Service Provider Video products in large part due to NDS product sales; and increased demand for our Data Center and Wireless products.
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
In addition to the impact of macroeconomic factors, including a reduced IT spending environment and budget-driven reductions in spending by government entities, net sales by segment in a particular period may be significantly impacted by several factors related to revenue recognition, including the complexity of transactions such as multiple-element arrangements; the mix of financing arrangements provided to our channel partners and customers; and final acceptance of the product, system, or solution, among other factors. In addition, certain customers tend to make large and sporadic purchases, and the net sales related to these transactions may also be affected by the timing of revenue recognition, which in turn would impact the net sales of the relevant segment. As has been the case in certain of our emerging countries from time to time, customers require greater levels of financing arrangements, service, and support, and this may occur in future periods, which may also impact the timing of the recognition of revenue.

Net Product Sales by Segment
The following table presents the breakdown of net product sales by segment (in millions, except percentages):

	Three Months Ended
	October 27, 2012	October 29, 2011	Variance in Dollars	Variance in Percent
Net product sales:
Americas	$5,314	$5,057	$257	5.1%
Percentage of net product sales	57.1%	56.5%
EMEA	2,332	2,371	(39)	(1.6)%
Percentage of net product sales	25.1%	26.5%
APJC	1,651	1,524	127	8.3%
Percentage of net product sales	17.8%	17.0%
Total	$9,297	$8,952	$345	3.9%
Three Months Ended October 27, 2012 Compared with Three Months Ended October 29, 2011
Americas
Net product sales in the Americas segment increased by 5%. The increase in net product sales was led by growth in the service provider and commercial customer markets. The growth in the service provider market was primarily due to our acquisition of NDS. We experienced a net product sales decline in the public sector and enterprise customer markets for the first quarter of fiscal 2013. The decline in net product sales to the public sector market was driven primarily by lower net product sales to the U.S. public sector, as lower net product sales to the U.S. federal government were only partially offset by higher net product sales to state and local governments. From a country perspective, net product sales increased by 10% in the United States and 6% in Brazil. These increases were partially offset by net product sales declines of 18% in Canada and 6% in Mexico.
EMEA
Net product sales in the EMEA segment decreased by 2% as weakness from macroeconomic challenges in Europe continued to impact our business momentum in this segment. The decrease in net product sales was across most of our customer markets in the EMEA segment, led by a decline in service provider and slight declines in public sector and commercial customer markets. We experienced a slight product sales increase in the enterprise customer market in the EMEA segment. From a country perspective, net product sales decreased by 31% in the Netherlands, 5% in the United Kingdom, 8% in Germany, 8% in France, and 21% in Italy. Partially offsetting these product sales declines was a 27% increase in net product sales in Russia.
APJC
Net product sales in the APJC segment increased by 8%. The increase was led by strong net product sales growth in the public sector and service provider markets, and, to a lesser degree, in the enterprise market. The growth in the service provider market was in part due to our acquisition of NDS. We experienced a product sales decrease in the commercial customer market in the APJC segment. From a country perspective, net product sales increased by 33% in Australia, 10% in Japan, and 35% in India. We experienced a net product sales decline of 6% in China.

Net Product Sales by Groups of Similar Products
In addition to the primary view on a geographic basis, we also prepare financial information related to groups of similar products and customer markets for various purposes. Our product categories consist of the following categories (with subcategories in parentheses): Switching (fixed switching, modular switching, and storage); NGN Routing (high-end routers, mid-range and low-end routers, and other NGN Routing products); Service Provider Video (customer premises equipment and video software and systems (which includes sales of NDS products)); Collaboration (unified communications and Cisco TelePresence); Wireless; Data Center; Security; and Other Products. The Other Products category consists primarily of Linksys home networking products, emerging technology products, and other networking products.
The following table presents net sales for groups of similar products (in millions, except percentages):

	Three Months Ended
	October 27, 2012	October 29, 2011	Variance in Dollars	Variance in Percent
Net product sales:
Switching	$3,616	$3,687	$(71)	(1.9)%
Percentage of net product sales	38.9%	41.2%
NGN Routing	2,052	2,094	(42)	(2.0)%
Percentage of net product sales	22.1%	23.4%
Service Provider Video	1,148	883	265	30.0%
Percentage of net product sales	12.3%	9.9%
Collaboration	1,020	1,108	(88)	(7.9)%
Percentage of net product sales	11.0%	12.3%
Wireless	486	353	133	37.7%
Percentage of net product sales	5.2%	3.9%
Data Center	417	259	158	61.0%
Percentage of net product sales	4.5%	2.9%
Security	338	319	19	6.0%
Percentage of net product sales	3.6%	3.6%
Other	220	249	(29)	(11.6)%
Percentage of net product sales	2.4%	2.8%
Total	$9,297	$8,952	$345	3.9%
Three Months Ended October 27, 2012 Compared with Three Months Ended October 29, 2011
Switching
Our Switching product category consists of switching and storage products. Net products sales in our Switching product category decreased by 2%, or $71 million. Within our Switching product category, sales of LAN fixed-configuration switches and storage products declined, while sales of modular switches were flat. Sales of LAN fixed-configuration switches decreased by 2%, or $42 million. The decrease in sales of LAN fixed-configuration switches was primarily due to lower sales of Cisco Catalyst 3560, 2960, and 3750 Series Switches. These product sales declines were partially offset by increased sales of Cisco Nexus 2000, 3000, and 5000 Series Switches. Net product sales in our Switching product category were negatively impacted by a 21% decrease in sales of storage products. Sales of modular switches were flat, with lower sales of Cisco Catalyst 6500 Series Switches being offset by higher sales of Cisco Nexus 7000 Series Switches, Cisco Catalyst 4500 Series Switches, and higher sales of optics modules.

NGN Routing
Net product sales in our NGN Routing product category decreased by 2%, or $42 million. The decrease in sales of our NGN Routing product category was driven by a 2%, or $22 million, decrease in sales of high-end router products and a 27%, or $57 million, decrease in sales of other NGN Routing products. Partially offsetting these declines was a 6%, or $37 million, increase in sales of our midrange and low-end router products. Within the high-end router products category, we experienced lower sales of Cisco CRS-3 Carrier Routing System and Cisco Aggregation Services Routers ("ASR") 5000 products due to the timing of sales transactions and macroeconomic pressures, resulting in longer sales cycles, and due to cautious IT spending by our customers. Also, we continue to experience product transitions in our high-end product category, with sales growth in Cisco ASR 9000 and 1000 products being partially offset by lower sales of Cisco 7600 and 12000 Series Routers. The decline in sales of other NGN Routing products was due to decreased sales of other routing and optical networking products. Within the midrange and low-end router products category, the sales increase was due to sales growth of our newer generation Cisco Integrated Services Router ("ISR") 1900, 2900, and 3900 products in this category.
Service Provider Video
Our Service Provider Video product category consists of the following two major subcategories of products; customer premises equipment and video software and systems. Sales of Service Provider Video products increased by 30%, or $265 million, in large part due to the inclusion of NDS products, which contributed approximately 20 percentage points of the total sales increase. Within the two subcategories, sales within the video software and systems subcategory, which includes the NDS products, increased by 56%, or $167 million, while sales of consumer premises equipment products increased by 17%, or $98 million. The increase in sales of customer premises equipment products was due primarily to increased sales of cable and IP set-top boxes.
Collaboration
Our Collaboration product category consists of unified communications products (IP phones, call center and messaging solutions, infrastructure products, and web-based collaborative offerings) and Cisco TelePresence Systems. Sales of Collaboration products decreased by 8%, or $88 million. The sales decrease was due to a 4% decline in sales of unified communications products, primarily IP phones and collaborative web-based offerings, along with a 17% decline in sales of Cisco TelePresence Systems. Lower public sector spending in the U.S. and demand weakness in Europe contributed to the decrease in sales of Cisco TelePresence Systems.
Wireless
Sales of Wireless products increased by 38%, or $133 million. These increases reflect the continued customer adoption of and migration to the Cisco Unified Wireless Network architecture and sales of new products.
Data Center
Our Data Center product category delivers unified communication systems, blade servers, rack servers, and fabric interconnects. Additionally, the Data Center product category consists of server access virtualization products. Sales of Data Center products increased by 61%, or $158 million, due to increased sales of Cisco Unified Computing System products. The increase was due in large part to the momentum we are experiencing with our products for the commercial, enterprise, and service provider data center and cloud environments, as current customers increase their data center build-out, and as new customers purchase products.
To the extent our Data Center business grows and further penetrates the market, we expect that, in comparison to what we experienced during the initial rapid growth of this business, the growth rates for our Data Center product sales will experience more normal seasonality consistent with the overall server market.
Security
Our Security product category delivers network and content security solutions. Sales of Security products increased by 6%, or $19 million. This increase was primarily due to growth in our network security products, driven in part by the recent update of our firewall security product portfolio.
Other Products
Our Other Products category consists of home networking products, certain emerging technologies, and other networking products. The decrease in sales of Other Products was primarily due to lower sales of Linksys home networking products.

Net Service Sales by Segment
The following table presents the breakdown of service revenue by segment (in millions, except percentages):

	Three Months Ended
	October 27, 2012	October 29, 2011	Variance in Dollars	Variance in Percent
Net service sales:
Americas	$1,709	$1,531	$178	11.6%
Percentage of net service sales	66.3%	66.4%
EMEA	509	474	35	7.4%
Percentage of net service sales	19.7%	20.6%
APJC	361	299	62	20.7%
Percentage of net service sales	14.0%	13.0%
Total	$2,579	$2,304	$275	11.9%
Three Months Ended October 27, 2012 Compared with Three Months Ended October 29, 2011
Service revenue experienced solid growth across all of our geographic segments in the first quarter of fiscal 2013, as compared with the first quarter of fiscal 2012. Worldwide technical support services revenue increased by 8%, and worldwide advanced services, which relate to consulting support services for specific network needs, experienced 24% revenue growth. Technical support services revenue grew across all of our geographic segments. Renewals and technical support service contract initiations associated with product sales have resulted in a new installed base of equipment being serviced, which was the primary driver for these increases. Advanced services revenue also grew across all geographic segments, with particularly strong growth in APJC. Advanced services revenue growth was driven by strong growth in transaction revenues together with solid subscription revenue growth.
Gross Margin
The following table presents the gross margin for products and services (in millions, except percentages):

	Three Months Ended
	Amount		Percentage
	October 27, 2012	October 29, 2011	October 27, 2012	October 29, 2011
Gross margin:
Product	$5,549	$5,389	59.7%	60.2%
Service	1,690	1,501	65.5%	65.1%
Total	$7,239	$6,890	61.0%	61.2%
Product Gross Margin
The following table summarizes the key factors that contributed to the change in product gross margin percentage for the first quarter of fiscal 2013 as compared with the first quarter of fiscal 2012:

Product Gross Margin Percentage
First Quarter of Fiscal 2012	60.2%
Sales discounts, rebates, and product pricing	(2.5)%
Mix of products sold	(1.0)%
Amortization of purchased intangible assets	(0.5)%
Acquisition fair value adjustment to inventory and other	(0.2)%
Overall manufacturing costs	3.3%
Shipment volume, net of certain variable costs	0.4%
First Quarter of Fiscal 2013	59.7%

Product gross margin for the first quarter of fiscal 2013 decreased by 0.5 percentage points compared with the first quarter of fiscal 2012. The decrease was primarily due to the impact of higher sales discounts, rebates, and unfavorable product pricing, which were driven by normal market factors and by the geographic mix of net product sales. These factors impacted most of our customer markets and all of our geographic segments. Additionally, our product gross margin for the first quarter of fiscal 2013 was negatively impacted by the shift in the mix of products sold, primarily as a result of sales increases in our relatively lower margin Service Provider Video and Cisco Unified Computing System products. Further, our acquisition of NDS resulted in higher amortization expense from purchased intangible assets along with costs resulting from a fair value adjustment to inventory acquired as part of the business combination, the combined effect of which was an additional negative impact to our product gross margin for the first quarter of fiscal 2013. These factors were partially offset by lower overall manufacturing costs and higher shipment volume. The lower overall manufacturing costs were in part due to the following: increased benefits from our value engineering efforts, particularly in certain of our Switching and NGN Routing categories, where product transitions have been taking place; favorable component pricing; and continued operational efficiency in manufacturing operations. Value engineering is the process by which production costs are reduced through component redesign, board configuration, test processes, and transformation processes.
Our future gross margins could be impacted by our product mix and could be adversely affected by further growth in sales of products that have lower gross margins, such as Cisco Unified Computing System and Service Provider Video products. Our gross margins may also be impacted by the geographic mix of our revenue and, as was the case in fiscal 2012 and 2011, may be adversely affected by increased sales discounts, rebates, and product pricing, attributable to competitive factors. Additionally, our manufacturing-related costs may be negatively impacted by constraints in our supply chain, which in turn could negatively affect gross margin. If any of the preceding factors that in the past have negatively impacted our gross margins arise in future periods, our gross margins could continue to decline.
Service Gross Margin
Our service gross margin percentage increased by 0.4 percentage points for the first quarter of fiscal 2013, as compared with the first quarter of fiscal 2012. The increase was primarily due to higher sales volume, led by growth in advanced services and in technical support services. The benefit to gross margin of increased volume was partially offset by increased cost impacts such as headcount-related costs, particularly in advanced services; partner delivery costs; and unfavorable mix. The mix impacts were due to our lower gross margin advanced services business contributing a higher proportion of service revenue for fiscal 2012, as compared with the prior year period.
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
Gross Margin by Segment
The following table presents the total gross margin for each segment (in millions, except percentages):

	Three Months Ended
	Amount		Percentage
	October 27, 2012	October 29, 2011	October 27, 2012	October 29, 2011
Gross margin:
Americas	$4,468	$4,160	63.6%	63.1%
EMEA	1,798	1,754	63.3%	61.7%
APJC	1,176	1,108	58.5%	60.8%
Segment total	7,442	7,022	62.7%	62.4%
Unallocated corporate items (1)	(203)	(132)
Total	$7,239	$6,890	61.0%	61.2%
(1) The unallocated corporate items include the effects of amortization of acquisition-related intangible assets, share-based compensation expense, impact to cost of sales from purchase accounting adjustments to inventory, and restructuring and other charges. We do not allocate these items to the gross margin for each segment because management does not include such information in measuring the performance of the operating segments.

Three Months Ended October 27, 2012 Compared with Three Months Ended October 29, 2011
In the first quarter of fiscal 2013, as compared with the first quarter of fiscal 2012, we experienced a gross margin percentage increase in our Americas and EMEA segments, while our APJC segment experienced a gross margin percentage decline.
The Americas segment experienced a gross margin percentage increase due to the impact of lower overall manufacturing costs and higher volume. The lower overall manufacturing costs included component cost savings and benefits from our value engineering efforts. Partially offsetting these favorable impacts to gross margin were negative impacts from higher sales discounts, rebates and unfavorable pricing; unfavorable mix impacts due to higher revenue from our lower margin Service Provider Video and Cisco Unified Computing System products; and lower service gross margin.
The gross margin percentage increase in our EMEA segment was primarily the result of lower overall manufacturing costs, favorable product mix, higher volume, and higher service gross margin. The lower overall manufacturing costs included component cost savings and benefits from our value engineering efforts. The favorable mix impact was due to higher revenue from our Service Provider Video products. Partially offsetting these favorable impacts to gross margin were negative impacts from higher sales discounts, rebates and unfavorable pricing.
The APJC segment experienced a gross margin percentage decline due primarily to unfavorable mix impacts and higher sales discounts, rebates and unfavorable pricing. The unfavorable mix impacts were due to increased revenue from our lower margin Service Provider Video and Cisco Unified Computing System products. These decreases were partially offset by increased volume, lower overall manufacturing and delivery costs, and higher service gross margin.
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
Net product sales may also be adversely affected by fluctuations in demand for our products, especially with respect to telecommunications service providers and Internet businesses, whether or not driven by any slowdown in capital expenditures in the service provider market; price and product competition in the communications and information technology industry; introduction and market acceptance of new technologies and products; adoption of new networking standards; and financial difficulties experienced by our customers. We may, from time to time, experience manufacturing issues that create a delay in our suppliers' ability to provide specific components, resulting in delayed shipments. To the extent that manufacturing issues and any related component shortages result in delayed shipments in the future, and particularly in periods when we and our suppliers are operating at higher levels of capacity, it is possible that revenue for a quarter could be adversely affected if such matters are not remediated within the same quarter. For additional factors that may impact net product sales, see “Part II, Item 1A. Risk Factors.”
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

	Three Months Ended
	October 27, 2012	October 29, 2011	Variance in Dollars	Variance in Percent
Research and development	$1,431	$1,375	$56	4.1%
Percentage of net sales	12.0%	12.2%
Sales and marketing	2,416	2,452	(36)	(1.5)%
Percentage of net sales	20.3%	21.8%
General and administrative	560	552	8	1.4%
Percentage of net sales	4.7%	4.9%
Total	$4,407	$4,379	$28	0.6%
Percentage of net sales	37.1%	38.9%
Three Months Ended October 27, 2012 Compared with Three Months Ended October 29, 2011
R&D Expenses
The increase in R&D expenses for the first quarter of fiscal 2013, as compared with the first quarter of fiscal 2012, was primarily due to higher headcount-related expenses resulting from our acquisition of NDS in the first quarter of fiscal 2013. Partially offsetting these costs was lower share-based compensation expense.
We continue to invest in R&D in order to bring a broad range of products to market in a timely fashion. If we believe that we are unable to enter a particular market in a timely manner with internally developed products, we may purchase or license technology from other businesses, or we may partner with or acquire businesses as an alternative to internal R&D.
Sales and Marketing Expenses
Sales and marketing expenses decreased by $36 million in the first quarter of fiscal 2013, as compared with the first quarter of fiscal 2012. The decrease was comprised of a $24 million decline in sales expenses along with a $12 million decline in marketing expenses. The decrease in sales expenses was due primarily to lower headcount-related expenses and lower share-based compensation expense. The decrease in marketing expenses was due to lower discretionary spending and lower share-based compensation expense.
G&A Expenses
G&A expenses increased in the first quarter of fiscal 2013, as compared with the first quarter of fiscal 2012, primarily due to increased headcount-related expenses resulting in large part from our acquisition of NDS in the first quarter of fiscal 2013 and, to a lesser extent, slightly higher acquisition-related costs. These increases were partially offset by lower corporate-level expenses. Corporate-level expenses, which tend to vary from period to period, include operational infrastructure activities such as real estate actions; IT project implementations, which include further investments in our global data center infrastructure; and investments related to operational and financial systems.
Effect of Foreign Currency
In the first quarter of fiscal 2013, foreign currency fluctuations, net of hedging, decreased the combined R&D, sales and marketing, and G&A expenses by $102 million, or approximately 2.3%, compared with the first quarter of fiscal 2012.

Headcount
For the first quarter of fiscal 2013, our headcount increased by 5,721 employees as compared with the total headcount at the end of the fourth quarter of fiscal 2012. The increase was due primarily to the acquisition of NDS, which was completed in the first quarter of fiscal 2013.
Share-Based Compensation Expense
The following table presents share-based compensation expense (in millions):

	Three Months Ended
	October 27, 2012	October 29, 2011
Cost of sales—product	$10	$13
Cost of sales—service	35	37
Share-based compensation expense in cost of sales	45	50
Research and development	84	101
Sales and marketing	130	142
General and administrative	50	48
Restructuring and other charges	(3)	—
Share-based compensation expense in operating expenses	261	291
Total share-based compensation expense	$306	$341
The year-over-year decrease in share-based compensation expense for the first quarter of fiscal 2013, as compared with the first fiscal quarter of 2012, was due primarily to the effect of a decrease in the aggregate value of share-based awards granted in recent periods. See Note 14 to the Consolidated Financial Statements.
Amortization of Purchased Intangible Assets
The following table presents the amortization of purchased intangible assets included in operating expenses (in millions):

	Three Months Ended
	October 27, 2012	October 29, 2011
Amortization of purchased intangible assets included in operating expenses	$122	$99
The increase in amortization of purchased intangible assets for the first quarter of fiscal 2013, as compared with the first quarter of fiscal 2012, was due to amortization of purchased intangible assets from our acquisition of NDS. For additional information regarding purchased intangible assets, see Note 4 to the Consolidated Financial Statements.
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
Restructuring and Other Charges
In the first quarter of fiscal 2013, we incurred within operating expenses net restructuring and other charges of approximately $59 million, which were related primarily to employee severance charges for employees subject to our workforce reduction that we announced in late fiscal 2011. In the first quarter of fiscal 2012, we incurred within operating expenses restructuring and other charges of $202 million.

Operating Income
The following table presents our operating income and our operating income as a percentage of revenue (in millions, except percentages):

	Three Months Ended
	October 27, 2012	October 29, 2011
Operating income	$2,651	$2,210
Operating income as a percentage of revenue	22.3%	19.6%
In the first quarter of fiscal 2013, as compared with the first quarter of fiscal 2012, operating income increased by 20%, and as a percentage of revenue operating income increased by 2.7 percentage points. The increase largely resulted from the following: revenue growth; effective expense management which resulted in lower total R&D, sales and marketing, and G&A expenses as a percentage of revenue; lower restructuring and other charges; and lower share-based compensation expense.
Interest and Other Income (Loss), Net
Interest Income (Expense), Net   The following table summarizes interest income and interest expense (in millions):

	Three Months Ended
	October 27, 2012	October 29, 2011	Variance in Dollars
Interest income	$161	$164	$(3)
Interest expense	(148)	(148)	—
Interest income (expense), net	$13	$16	$(3)
Interest income decreased slightly in the first quarter of fiscal 2013 as compared with the first quarter of fiscal 2012. The slight decrease was primarily driven by lower rates of interest on our portfolio of cash, cash equivalents, and fixed income investments. This decrease was partially offset by increased interest income earned on financing receivables.
Other Income (Loss), Net The components of other income (loss), net, are summarized as follows (in millions):

	Three Months Ended
	October 27, 2012	October 29, 2011	Variance in Dollars
Gains (losses) on investments, net:
Publicly traded equity securities	$10	$(16)	$26
Fixed income securities	17	25	(8)
Total available-for-sale investments	27	9	18
Privately held companies	(42)	4	(46)
Net gains (losses) on investments	(15)	13	(28)
Other gains (losses), net	(18)	6	(24)
Other income (loss), net	$(33)	$19	$(52)
The increase in total net gains on available-for-sale investments in the first quarter of fiscal 2013 compared with the first quarter of fiscal 2012 was attributable to net gains on publicly traded equity securities, partially offset by lower gains on fixed income securities in the current period as a result of market conditions and the timing of sales of these securities. The change in net (losses) gains on investments in privately held companies was driven primarily by higher equity method losses in the first quarter of fiscal 2013, related in part to our proportional share of losses from our VCE joint venture. The change in other gains (losses), net for the first quarter of fiscal 2013 as compared with the first quarter of fiscal 2012 was primarily due to foreign exchange impacts.

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
The provision for income taxes resulted in an effective tax rate of 20.5% for the first quarter of fiscal 2013 compared with 20.8% for the first quarter of fiscal 2012. The net 0.3 percentage point decrease for the first quarter of fiscal 2013, as compared with the first quarter of fiscal 2012, was attributable to an increase in foreign income taxed at rates lower than the U.S. federal statutory rate of 35%, offset by the expiration of the U.S. federal R&D tax credit on December 31, 2011.

LIQUIDITY AND CAPITAL RESOURCES
The following sections discuss the effects of changes in our balance sheet, contractual obligations, other commitments, and the stock repurchase program on our liquidity and capital resources.
Balance Sheet and Cash Flows
Cash and Cash Equivalents and Investments   The following table summarizes our cash and cash equivalents and investments (in millions):

	October 27, 2012	July 28, 2012	Increase (Decrease)
Cash and cash equivalents	$4,773	$9,799	$(5,026)
Fixed income securities	38,464	37,297	1,167
Publicly traded equity securities	1,763	1,620	143
Total	$45,000	$48,716	$(3,716)
The decrease in cash and cash equivalents and investments in the first quarter of fiscal 2013 was primarily the result of cash paid for acquisitions of $4.9 billion. Other significant uses of cash in the first quarter of fiscal 2013 included cash dividends paid of $0.7 billion, the repurchase of common stock (net of the issuance of common stock related to employee stock incentive plans) of $0.3 billion, and capital expenditures of $0.3 billion. Partially offsetting these cash outflows was cash provided by operating activities of $2.5 billion, an increase from $2.3 billion provided in the first quarter of fiscal 2012.
The increase in cash provided by operating activities in the first quarter of fiscal 2013 as compared with the first quarter of fiscal 2012 was primarily the result of an increase in net income.
Our total in cash and cash equivalents and investments held by various foreign subsidiaries was $37.5 billion and $42.5 billion as of October 27, 2012 and July 28, 2012, respectively. Under current tax laws and regulations, if cash and cash equivalents and investments held outside the United States were distributed to the United States in the form of dividends or otherwise, we would be subject to additional U.S. income taxes (subject to an adjustment for foreign tax credits) and foreign withholding taxes. The balance available in the United States as of October 27, 2012 and July 28, 2012 was $7.5 billion and $6.2 billion, respectively.
We maintain an investment portfolio of various holdings, types, and maturities. We classify our investments as short-term investments based on their nature and their availability for use in current operations. We believe the overall credit quality of our portfolio is strong, with our cash equivalents and our fixed income investment portfolio consisting primarily of high-quality investment-grade securities. We believe that our strong cash and cash equivalents and investments position allows us to use our cash resources for strategic investments to gain access to new technologies, for acquisitions, for customer financing activities, for working capital needs, and for the repurchase of shares of common stock and payment of dividends.
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
Accounts Receivable, Net   The following table summarizes our accounts receivable, net (in millions), and DSO:

	October 27, 2012	July 28, 2012	Decrease
Accounts receivable, net	$3,942	$4,369	$(427)
DSO	30	34	(4)
Our accounts receivable net, as of October 27, 2012 decreased by approximately 10% compared with the end of fiscal 2012. Our DSO as of October 27, 2012 was lower by four days compared with the end of fiscal 2012. The decrease in DSO was due to an improvement in the linearity of our services billings during the first quarter of fiscal 2013, compared with the fourth quarter of fiscal 2012, which tends to have higher services initiations and renewals at the end of the period.

Inventory Supply Chain   The following table summarizes our inventories and purchase commitments with contract manufacturers and suppliers (in millions, except annualized inventory turns):

	October 27, 2012	July 28, 2012	Increase (Decrease)
Inventories	$1,709	$1,663	$46
Annualized inventory turns	11.0	11.7	(0.7)
Purchase commitments with contract manufacturers and suppliers	$3,725	$3,869	$(144)
Inventories as of October 27, 2012 increased by 3% from our balance at the end of fiscal 2012, and for the same period purchase commitments with contract manufacturers and suppliers declined by approximately 4%. On a combined basis, inventories and purchase commitments with contract manufacturers and suppliers decreased by 2% compared with the end of fiscal 2012.
The inventories increase was due to the inclusion of inventory resulting from the NDS acquisition. The decline in purchase commitments with contract manufacturers and suppliers as of the end of the first quarter of fiscal 2013, as compared with the end of fiscal 2012, was attributable to further optimization of our supply chain. We believe our inventory and purchase commitments levels are in line with our current demand forecasts.
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
Financing Receivables and Guarantees   We measure our net balance sheet exposure position related to our financing receivables and financing guarantees by reducing the total of gross financing receivables and financing guarantees by the associated allowances for credit loss and deferred revenue. As of October 27, 2012, our net balance sheet exposure position related to financing receivables and financing guarantees was as follows (in millions):

	FINANCING RECEIVABLES				FINANCING GUARANTEES			TOTAL
October 27, 2012	Lease Receivables	Loan Receivables	Financed Service Contracts and Other	Total	Channel Partner	End-User Customers	Total
Gross amount less unearned income	$3,340	$1,816	$2,639	$7,795	$372	$243	$615	$8,410
Allowance for credit loss	(248)	(114)	(12)	(374)	—	—	—	(374)
Deferred revenue	(63)	(74)	(1,810)	(1,947)	(221)	(215)	(436)	(2,383)
Net balance sheet exposure	$3,029	$1,628	$817	$5,474	$151	$28	$179	$5,653

Financing Receivables    Gross financing receivables less unearned income increased by 2% compared with the end of fiscal 2012. The change was primarily due to a 5% increase in lease receivables and a 1% increase in loan receivables. Growth in financed service contracts and other was flat compared with the end of fiscal 2012. We provide financing to certain end-user customers and channel partners to enable sales of our products, services, and networking solutions. These financing arrangements include leases, financed service contracts, and loans. Arrangements related to leases are generally collateralized by a security interest in the underlying assets. Lease receivables include sales-type and direct-financing leases. We also provide certain qualified customers financing for long-term service contracts, which primarily relate to technical support services and advanced services. Our loan financing arrangements may include not only financing the acquisition of our products and services but also providing additional funds for other costs associated with network installation and integration of our products and services. We expect to continue to expand the use of our financing programs in the near term.
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
Borrowings
Senior Notes    The following table summarizes the principal amount of our senior notes (in millions):

	October 27, 2012	July 28, 2012
Senior notes:
Floating-rate notes, due 2014	$1,250	$1,250
1.625% fixed-rate notes, due 2014	2,000	2,000
2.90% fixed-rate notes, due 2014	500	500
5.50% fixed-rate notes, due 2016	3,000	3,000
3.15% fixed-rate notes, due 2017	750	750
4.95% fixed-rate notes, due 2019	2,000	2,000
4.45% fixed-rate notes, due 2020	2,500	2,500
5.90% fixed-rate notes, due 2039	2,000	2,000
5.50% fixed-rate notes, due 2040	2,000	2,000
Total	$16,000	$16,000
Interest is payable semiannually on each class of the senior fixed-rate notes, each of which is redeemable by us at any time, subject to a make-whole premium. Interest is payable quarterly on the floating-rate notes. We were in compliance with all debt covenants as of October 27, 2012.
Commercial Paper In fiscal 2011 we established a short-term debt financing program of up to $3.0 billion through the issuance of commercial paper notes. As of October 27, 2012 and July 28, 2012, we had no commercial paper outstanding under this program.

Other Borrowings Short-term debt includes notes and credit facilities with a number of financial institutions that are available to certain of our foreign subsidiaries. The amount of borrowings outstanding under these arrangements was $55 million and $31 million as of October 27, 2012 and July 28, 2012, respectively. As of October 27, 2012 and July 28, 2012, we also had an additional $10 million of long-term debt, in addition to our Senior Notes.
Credit Facility On February 17, 2012, we terminated our then-existing credit facility and entered into a credit agreement with certain institutional lenders that provides for a $3.0 billion unsecured revolving credit facility that is scheduled to expire on February 17, 2017. Any advances under the credit agreement will accrue interest at rates that are equal to, based on certain conditions, either (i) the higher of the Federal Funds rate plus 0.50%, Bank of America's “prime rate” as announced from time to time, or one-month LIBOR plus 1.00% or (ii) LIBOR plus a margin that is based on our senior debt credit ratings as published by Standard & Poor's Financial Services, LLC and Moody's Investors Service, Inc. The credit agreement requires that we comply with certain covenants, including that we maintain an interest coverage ratio as defined in the agreement. As of October 27, 2012, we were in compliance with the required interest coverage ratio and the other covenants, and we had not borrowed any funds under the credit facility.
We may also, upon the agreement of either the then-existing lenders or additional lenders not currently parties to the agreement, increase the commitments under the credit facility by up to an additional $2.0 billion and/or extend the expiration date of the credit facility by up to two years, or up to February 17, 2019.
Deferred Revenue   The following table presents the breakdown of deferred revenue (in millions):

	October 27, 2012	July 28, 2012	Increase (Decrease)
Service	$8,753	$9,173	$(420)
Product	3,870	3,707	163
Total	$12,623	$12,880	$(257)
Reported as:
Current	$8,721	$8,852	$(131)
Noncurrent	3,902	4,028	(126)
Total	$12,623	$12,880	$(257)
The 2% decrease in deferred service revenue in the first quarter of fiscal 2013 as compared with the fourth quarter of fiscal 2012 reflects a typical seasonal decline as we tend to experience higher services initiations and renewals in our fourth fiscal quarter. The increase in deferred product revenue was primarily due to increased deferrals related to subscription revenue arrangements and higher two-tier deferred revenue.
Contractual Obligations
Operating Leases
We lease office space in many U.S. locations. Outside the United States, larger leased sites include sites in Australia, China, France, Germany, India, Israel, Italy, Japan, Norway, and the United Kingdom. We also lease equipment and vehicles. The future minimum lease payments under all of our noncancelable operating leases with an initial term in excess of one year as of October 27, 2012 were $1.2 billion.
Other Commitments
In connection with our business combinations and asset purchases, we have agreed to pay certain additional amounts contingent upon the achievement of agreed-upon technology, development, product, or other milestones or continued employment with us of certain employees of acquired entities. See Note 12 to the Consolidated Financial Statements.
We also have certain funding commitments primarily related to our investments in privately held companies and venture funds, some of which are based on the achievement of certain agreed-upon milestones, and some of which are required to be funded on demand. The funding commitments were $124 million as of October 27, 2012, compared with $120 million as of July 28, 2012.

Insieme Networks, Inc. In the third quarter of fiscal 2012, we made an investment in Insieme Networks, Inc. (“Insieme”), an early stage company focused on research and development in the data center market. As set forth in the agreement between Cisco and Insieme, this investment includes $100 million of funding and a license to certain of our technology. As a result of this initial investment, we owned approximately 86% of Insieme as of October 27, 2012 and have consolidated the results of Insieme in our Consolidated Financial Statements beginning as of the third quarter of fiscal 2012. Pursuant to a November 2012 amendment between Cisco and Insieme, we agreed to invest, upon the occurrence of certain events, an additional $35 million in Insieme, and as a result increased our ownership percentage to approximately 89%. In connection with this investment, we have entered into a put/call option agreement that provides us with the right to purchase the remaining interests in Insieme. In addition, the noncontrolling interest holders can require us to purchase their shares upon the occurrence of certain events. If we acquire the remaining interests of Insieme, the noncontrolling interest holders are eligible to receive two milestone payments, which will be determined using agreed-upon formulas based on revenue for certain of Insieme's products. We will begin recognizing the amounts due under the milestone payments when it is determined that such payments are probable of being earned, which we expect may be in fiscal 2014. When such a determination is made, the milestone payments will then be recorded as compensation expense by us based on an estimate of the fair value of the amounts probable of being earned, pursuant to a vesting schedule. Subsequent changes to the fair value of the amounts probable of being earned and the continued vesting will result in adjustments to the recorded compensation expense. The maximum amount that could be recorded as compensation expense by us is approximately $863 million. This amount was increased from up to a previous maximum of $750 million, due to the November 2012 amendment, which contemplates higher staffing levels to perform additional product development. The milestone payments, if earned, are expected to be paid primarily during fiscal 2016 and fiscal 2017.
Off-Balance Sheet Arrangements
We consider our investments in unconsolidated variable interest entities to be off-balance sheet arrangements. In the ordinary course of business, we have investments in privately held companies and provide financing to certain customers. These privately held companies and customers may be considered to be variable interest entities. We evaluate on an ongoing basis our investments in these privately held companies and customer financings, and we have determined that as of October 27, 2012 there were no material unconsolidated variable interest entities.
VCE is a joint venture that we formed in fiscal 2010 with EMC Corporation (“EMC”), with investments from VMware, Inc. (“VMware”) and Intel Corporation. VCE helps organizations leverage best-in-class technologies and disciplines from Cisco, EMC, and VMware to enable the transformation to cloud computing. As of October 27, 2012, our cumulative gross investment in VCE was approximately $397 million, inclusive of accrued interest, and our ownership percentage was approximately 35%. We account for our investment in VCE under the equity method, and our portion of VCE's net loss is recognized in other income (loss), net. As of October 27, 2012, we have recorded cumulative losses since inception from VCE of $281 million. Our carrying value in VCE as of October 27, 2012 was $116 million. Over the next 12 months, as VCE scales its operations, we expect that we will make additional investments in VCE and may incur additional losses proportionate with our share ownership.
From time to time, EMC and Cisco may enter into guarantee agreements on behalf of VCE to indemnify third parties, such as customers, for monetary damages. Such guarantees were not material as of October 27, 2012.
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

Securities Lending
We periodically engage in securities lending activities with certain of our available-for-sale investments. These transactions are accounted for as a secured lending of the securities, and the securities are typically loaned only on an overnight basis. The average daily balance of securities lending for the three months ended October 27, 2012 and October 29, 2011 was $0.8 billion and $0.6 billion, respectively. We require collateral equal to at least 102% of the fair market value of the loaned security and that the collateral be in the form of cash or liquid, high-quality assets. We engage in these secured lending transactions only with highly creditworthy counterparties, and the associated portfolio custodian has agreed to indemnify us against collateral losses. As of October 27, 2012 and July 28, 2012, we had no outstanding securities lending transactions. We believe these arrangements do not present a material risk or impact to our liquidity requirements.

Stock Repurchase Program
In September 2001, our Board of Directors authorized a stock repurchase program. As of October 27, 2012, our Board of Directors had authorized an aggregate repurchase of up to $82 billion of common stock under this program, and the remaining authorized repurchase amount was $5.6 billion with no termination date. The stock repurchase activity under the stock repurchase program, reported based on the trade date, is summarized as follows (in millions, except per-share amounts):

	Shares Repurchased	Weighted- Average Price per Share	Amount Repurchased
Cumulative balance at July 28, 2012	3,740	$20.36	$76,133
Repurchase of common stock under the stock repurchase program	15	16.44	253
Cumulative balance at October 27, 2012	3,755	$20.34	$76,386

Dividends
During fiscal 2013 and 2012, our Board of Directors declared the following dividends (in millions, except per-share amounts):

Declaration Date	Dividend per Share	Record Date	Amount	Payment Date
Fiscal 2013
August 14, 2012	$0.14	October 4, 2012	$744	October 24, 2012

Fiscal 2012
June 14, 2012	$0.08	July 5, 2012	$425	July 25, 2012
February 7, 2012	0.08	April 5, 2012	432	April 25, 2012
December 15, 2011	0.06	January 5, 2012	322	January 25, 2012
September 20, 2011	0.06	October 6, 2011	322	October 26, 2011
Total	$0.28		$1,501
On November 15, 2012 our Board of Directors declared a quarterly dividend of $0.14 per common share to be paid on December 19, 2012 to all shareholders of record as of the close of business on November 29, 2012. Any future dividends will be subject to the approval of our Board of Directors.
Liquidity and Capital Resource Requirements
Based on past performance and current expectations, we believe our cash and cash equivalents, investments, cash generated from operations, and ability to access capital markets and committed credit lines will satisfy, through at least the next 12 months, our liquidity requirements, both in total and domestically, including the following: working capital needs, capital expenditures, investment requirements, stock repurchases, cash dividends, contractual obligations, commitments, principal and interest payments on debt, pending acquisitions, future customer financings, and other liquidity requirements associated with our operations. There are no other transactions, arrangements, or relationships with unconsolidated entities or other persons that are reasonably likely to materially affect the liquidity and the availability of, as well as our requirements for, capital resources.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
Our financial position is exposed to a variety of risks, including interest rate risk, equity price risk, and foreign currency exchange risk.
Interest Rate Risk
Fixed Income Securities We maintain an investment portfolio of various holdings, types, and maturities. Our primary objective for holding fixed income securities is to achieve an appropriate investment return consistent with preserving principal and managing risk. At any time, a sharp rise in market interest rates could have a material adverse impact on the fair value of our fixed income investment portfolio. Conversely, declines in interest rates, including the impact from lower credit spreads, could have a material adverse impact on interest income for our investment portfolio. We may utilize derivative instruments designated as hedging instruments to achieve our investment objectives. We had no outstanding hedging instruments for our fixed income securities as of October 27, 2012. Our fixed income investments are held for purposes other than trading. Our fixed income investments were not leveraged as of October 27, 2012. We monitor our interest rate and credit risks, including our credit exposures to specific rating categories and to individual issuers. As of October 27, 2012, approximately 80% of our fixed income securities balance consisted of U.S. government and U.S. government agency securities. We believe the overall credit quality of our portfolio is strong.
Debt As of October 27, 2012, we had $16.01 billion in principal amount of long-term debt outstanding, which consisted of $1.25 billion floating-rate notes and $14.76 billion fixed-rate notes. The carrying amount of our long-term debt was $16.3 billion, and the related fair value was $18.7 billion, which fair value is based on market prices. As of October 27, 2012, a hypothetical 50 basis points increase or decrease in market interest rates would change the fair value of the fixed-rate debt, excluding the $4.25 billion of hedged debt, by a decrease or increase of $0.6 billion, respectively. However, this hypothetical change in interest rates would not impact the interest expense on the fixed-rate debt, which is not hedged.
Equity Price Risk
The fair value of our equity investments in publicly traded companies is subject to market price volatility. We may hold equity securities for strategic purposes or to diversify our overall investment portfolio. Our equity portfolio consists of securities with characteristics that most closely match the Standard & Poor's 500 Index or NASDAQ Composite Index. These equity securities are held for purposes other than trading. To manage our exposure to changes in the fair value of certain equity securities, we may enter into equity derivatives designated as hedging instruments.

Publicly Traded Equity Securities The following tables present the hypothetical fair values of publicly traded equity securities as a result of selected potential decreases and increases in the price of each equity security in the portfolio, excluding hedged equity securities, if any. Potential fluctuations in the price of each equity security in the portfolio of plus or minus 10%, 20%, and 30% were selected based on potential near-term changes in those security prices. The hypothetical fair values as of October 27, 2012 and July 28, 2012 are as follows (in millions):

	VALUATION OF SECURITIES GIVEN AN X% DECREASE IN EACH STOCK’S PRICE			FAIR VALUE AS OF OCTOBER 27, 2012	VALUATION OF SECURITIES GIVEN AN X% INCREASE IN EACH STOCK’S PRICE
	(30)%	(20)%	(10)%		10%	20%	30%
Publicly traded equity securities	$749	$856	$963	$1,070	$1,177	$1,284	$1,391

	VALUATION OF SECURITIES GIVEN AN X% DECREASE IN EACH STOCK’S PRICE			FAIR VALUE AS OF JULY 28, 2012	VALUATION OF SECURITIES GIVEN AN X% INCREASE IN EACH STOCK’S PRICE
	(30)%	(20)%	(10)%		10%	20%	30%
Publicly traded equity securities	$944	$1,078	$1,213	$1,348	$1,483	$1,618	$1,752
There were no impairment charges on our investments in publicly traded equity securities for the periods presented.

Investments in Privately Held Companies We have also invested in privately held companies. These investments are recorded in other assets in our Consolidated Balance Sheets and are accounted for using primarily either the cost or the equity method. As of October 27, 2012, the total carrying amount of our investments in privately held companies was $830 million, compared with $858 million at July 28, 2012. Some of the privately held companies in which we invested are in the startup or development stages. These investments are inherently risky because the markets for the technologies or products these companies are developing are typically in the early stages and may never materialize. We could lose our entire investment in these companies. Our evaluation of investments in privately held companies is based on the fundamentals of the businesses invested in, including, among other factors, the nature of their technologies and potential for financial return. Our impairment charges on investments in privately held companies were $10 million and $1 million for the first quarters of fiscal 2013 and 2012, respectively.
Foreign Currency Exchange Risk
Our foreign exchange forward and option contracts outstanding as of October 27, 2012 and July 28, 2012 are summarized in U.S. dollar equivalents as follows (in millions):

	October 27, 2012		July 28, 2012
	Notional Amount	Fair Value	Notional Amount	Fair Value
Forward contracts:
Purchased	$3,124	$8	$3,336	$(10)
Sold	$1,189	$(26)	$1,566	$5
Option contracts:
Purchased	$1,802	$41	$2,478	$31
Sold	$1,738	$(7)	$2,239	$(25)
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

Approximately 70% of our operating expenses are U.S.-dollar denominated. In the first quarter of fiscal 2013, foreign currency fluctuations, net of hedging, decreased the combined R&D, sales and marketing, and G&A expenses by $102 million, or approximately 2.3%, compared with the first quarter of fiscal 2012. To reduce variability in operating expenses and service cost of sales caused by non-U.S.-dollar denominated operating expenses and costs, we hedge certain forecasted foreign currency transactions with currency options and forward contracts. These hedging programs are not designed to provide foreign currency protection over long time horizons. In designing a specific hedging approach, we consider several factors, including offsetting exposures, significance of exposures, costs associated with entering into a particular hedge instrument, and potential effectiveness of the hedge. The gains and losses on foreign exchange contracts mitigate the effect of currency movements on our operating expenses and service cost of sales.

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
Evaluation of disclosure controls and procedures. Based on our management's evaluation (with the participation of our principal executive officer and principal financial officer), as of the end of the period covered by this report, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”)) are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in internal control over financial reporting. There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our first quarter of fiscal 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings
Brazilian authorities have investigated our Brazilian subsidiary and certain of its current and former employees, as well as a Brazilian importer of our products, and its affiliates and employees, relating to alleged evasion of import taxes and alleged improper transactions involving the subsidiary and the importer. Brazilian tax authorities have assessed claims against our Brazilian subsidiary based on a theory of joint liability with the Brazilian importer for import taxes, interest, and penalties. In addition to claims asserted by the Brazilian federal tax authorities in prior fiscal years, tax authorities from the Brazilian state of Sao Paulo have asserted similar claims on the same legal basis in prior fiscal years. In the first quarter of fiscal 2013, the Brazilian federal tax authorities asserted an additional claim against our Brazilian subsidiary based on a theory of joint liability with respect to an alleged underpayment of income taxes, social taxes, interest, and penalties by a Brazilian distributor.
The asserted claims by Brazilian federal tax authorities are for calendar years 2003 through 2008, and the asserted claims by the tax authorities from the state of Sao Paulo are for calendar years 2005 through 2007. The total asserted claims by Brazilian state and federal tax authorities aggregate to approximately $427 million for the alleged evasion of import and other taxes, approximately $1.1 billion for interest, and approximately $1.9 billion for various penalties, all determined using an exchange rate as of October 27, 2012. We have completed a thorough review of the matters and believe the asserted tax claims against our Brazilian subsidiary are without merit, and we are defending the claims vigorously. While we believe there is no legal basis for the alleged liability, due to the complexities and uncertainty surrounding the judicial process in Brazil and the nature of the claims asserting joint liability with the importer, we are unable to determine the likelihood of an unfavorable outcome against our Brazilian subsidiary and are unable to reasonably estimate a range of loss, if any. We do not expect a final judicial determination for several years.
On March 31, 2011 and April 12, 2011, purported shareholder class action lawsuits were filed in the United States District Court for the Northern District of California against Cisco and certain of its officers and directors. The lawsuits have been consolidated, and an amended consolidated complaint was filed on December 2, 2011. The consolidated action is purportedly brought on behalf of purchasers of Cisco's publicly traded securities between February 3, 2010 and May 11, 2011. Plaintiffs allege that defendants made false and misleading statements, purport to assert claims for violations of the federal securities laws, and seek unspecified compensatory damages and other relief. We believe the claims are without merit and intend to defend the actions vigorously. While we believe there is no legal basis for liability, due to the uncertainty surrounding the litigation process, we are unable to reasonably estimate a range of loss, if any, at this time.
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
We are subject to patent claims asserted by VirnetX, Inc. on August 11, 2010 in the Federal District Court for the Eastern District of Texas.  VirnetX alleges that various of our products that implement a method for secure communication using virtual private networks infringe certain patents.  VirnetX seeks monetary damages.  The trial on these claims is scheduled to begin in March 2013.  We believe that we have strong arguments that our products do not use the technology described in the patents and that the patents are invalid.  If the jury were to find that our products infringe and find that the patents are not invalid, we believe that damages, as appropriately measured, would not be material given the limited contribution played by the alleged patented technology.  However, due to the uncertainty surrounding the litigation process, we are unable to reasonably estimate the ultimate outcome of this litigation at this time.

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

Set forth below and elsewhere in this report and in other documents we file with the SEC are descriptions of the risks and uncertainties that could cause our actual results to differ materially from the results contemplated by the forward-looking statements contained in this report. The descriptions below include any material changes to and supersede the description of the risk factors affecting our business previously disclosed in “Part I, Item 1A. Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended July 28, 2012.
OUR OPERATING RESULTS MAY FLUCTUATE IN FUTURE PERIODS, WHICH MAY ADVERSELY AFFECT OUR STOCK PRICE
Our operating results have been in the past, and will continue to be, subject to quarterly and annual fluctuations as a result of numerous factors, some of which may contribute to more pronounced fluctuations in an uncertain global economic environment. These factors include:

•	Fluctuations in demand for our products and services, especially with respect to telecommunications service providers and Internet businesses, in part due to changes in the global economic environment

•	Changes in sales and implementation cycles for our products and reduced visibility into our customers' spending plans and associated revenue

•	Our ability to maintain appropriate inventory levels and purchase commitments

•	Price and product competition in the communications and networking industries, which can change rapidly due to technological innovation and different business models from various geographic regions

•	The overall movement toward industry consolidation among both our competitors and our customers

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

DISRUPTION OF OR CHANGES IN OUR DISTRIBUTION MODEL COULD HARM OUR SALES AND MARGINS
If we fail to manage distribution of our products and services properly, or if our distributors' financial condition or operations weaken, our revenue and gross margins could be adversely affected.
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

•	Some of our channel partners may demand that we absorb a greater share of the risks that their customers may ask them to bear

•	Some of our channel partners may have insufficient financial resources and may not be able to withstand changes and challenges in business conditions

•	Revenue from indirect sales could suffer if our distributors' financial condition or operations weaken
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
WE DEPEND UPON THE DEVELOPMENT OF NEW PRODUCTS AND ENHANCEMENTS TO EXISTING PRODUCTS, AND IF WE FAIL TO PREDICT AND RESPOND TO EMERGING TECHNOLOGICAL TRENDS AND CUSTOMERS' CHANGING NEEDS, OUR OPERATING RESULTS AND MARKET SHARE MAY SUFFER

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
The process of developing new technology, including technology related to more programmable, flexible and virtual networks, is complex and uncertain, and if we fail to accurately predict customers' changing needs and emerging technological trends our business could be harmed. We must commit significant resources, including the investments we have been making in our priorities to developing new products before knowing whether our investments will result in products the market will accept. In particular, if our model of the evolution of networking to collaborative systems does not emerge as we believe it will, or if the industry does not evolve as we believe it will, or if our strategy for addressing this evolution is not successful, many of our strategic initiatives and investments may be of no or limited value. For example, if we do not introduce products related to network programmability, such as software-defined-networking products, in a timely fashion, or if product offerings in this market that ultimately succeed are based on technology, or an approach to technology, that differs from ours, our business could be harmed. Furthermore, we may not execute successfully on our vision because of challenges with regard to product planning and timing, technical hurdles that we fail to overcome in a timely fashion, or a lack of appropriate resources. This could result in competitors, some of which may also be our strategic alliance partners, providing those solutions before we do and loss of market share, net sales, and earnings. The success of new products depends on several factors, including proper new product definition, component costs, timely completion and introduction of these products, differentiation of new products from those of our competitors, and market acceptance of these products. There can be no assurance that we will successfully identify new product opportunities, develop and bring new products to market in a timely manner, or achieve market acceptance of our products or that products and technologies developed by others will not render our products or technologies obsolete or noncompetitive. The products and technologies in our newer product categories such as Data Center and Collaboration as well as those in our Other Products category that we identify as “emerging technologies” may not prove to have the market success we anticipate, and we may not successfully identify and invest in other emerging or new products.
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

•	Diversion of management's attention from normal daily operations of the business and the challenges of managing larger and more widespread operations resulting from acquisitions

•	Potential difficulties in completing projects associated with in-process research and development intangibles

•	Difficulties in entering markets in which we have no or limited direct prior experience and where competitors in such markets have stronger market positions

•	Initial dependence on unfamiliar supply chains or relatively small supply partners

•	Insufficient revenue to offset increased expenses associated with acquisitions

•	The potential loss of key employees, customers, distributors, vendors and other business partners of the companies we acquire following and continuing after announcement of acquisition plans
Acquisitions may also cause us to:

•	Issue common stock that would dilute our current shareholders' percentage ownership

•	Use a substantial portion of our cash resources, or incur debt, as we did in fiscal 2006 when we issued and sold $6.5 billion in senior unsecured notes to fund our acquisition of Scientific-Atlanta

•	Significantly increase our interest expense, leverage and debt service requirements if we incur additional debt to pay for an acquisition

•	Assume liabilities

•	Record goodwill and nonamortizable intangible assets that are subject to impairment testing on a regular basis and potential periodic impairment charges

•	Incur amortization expenses related to certain intangible assets

•	Incur tax expenses related to the effect of acquisitions on our intercompany research and development ("R&D") cost sharing arrangement and legal structure

•	Incur large and immediate write-offs and restructuring and other related expenses

•	Become subject to intellectual property or other litigation
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

From time to time, we have made acquisitions that resulted in charges in an individual quarter. These charges may occur in any particular quarter, resulting in variability in our quarterly earnings. In addition, our effective tax rate for future periods is uncertain and could be impacted by mergers and acquisitions. Risks related to new product development also apply to acquisitions. Please see the risk factors above, including the risk factor entitled “We depend upon the development of new products and enhancements to existing products, and if we fail to predict and respond to emerging technological trends and customers' changing needs, our operating results and market share may suffer” for additional information.
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
We conduct significant sales and customer support operations in countries outside of the United States and also depend on non-U.S. operations of our contract manufacturers, component suppliers and distribution partners. Although sales in several of our emerging countries decreased during the recent global economic downturn, several of our emerging countries generally have been relatively fast growing, and we have announced plans to expand our commitments and expectations in certain of those countries. As such, our growth depends in part on our increasing sales into emerging countries. Our future results could be materially adversely affected by a variety of political, economic or other factors relating to our operations outside the United States, including impacts from the global macroeconomic environment and continuing challenges in Europe, whose macroeconomic condition we expect will deteriorate further, any or all of which could have a material adverse effect on our operating results and financial condition, including, among others, the following:

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

However, distributors tend to have more limited financial resources than other resellers and end-user customers and therefore represent potential sources of increased credit risk, because they may be more likely to lack the reserve resources to meet payment obligations. Additionally, to the degree that turmoil in the credit markets makes it more difficult for some customers to obtain financing, those customers' ability to pay could be adversely impacted, which in turn could have a material adverse impact on our business, operating results, and financial condition.
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
CHANGES IN TELECOMMUNICATIONS REGULATION AND TARIFFS COULD HARM OUR PROSPECTS AND FUTURE SALES
Changes in telecommunications requirements, or regulatory requirements in other industries in which we operate, in the United States or other countries could affect the sales of our products. In particular, we believe that there may be future changes in U.S. telecommunications regulations that could slow the expansion of the service providers' network infrastructures and materially adversely affect our business, operating results, and financial condition.
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

ADVERSE RESOLUTION OF LITIGATION OR GOVERNMENTAL INVESTIGATIONS MAY HARM OUR OPERATING RESULTS OR FINANCIAL CONDITION
We are a party to lawsuits in the normal course of our business. Litigation can be expensive, lengthy, and disruptive to normal business operations. Moreover, the results of complex legal proceedings are difficult to predict. For example, Brazilian authorities have investigated our Brazilian subsidiary and certain of its current and former employees, as well as a Brazilian importer of our products, and its affiliates and employees, relating to alleged evasion of import taxes and alleged improper transactions involving the subsidiary and the importer. Brazilian tax authorities have assessed claims against our Brazilian subsidiary based on a theory of joint liability with the Brazilian importer for import taxes, interest, and penalties. In the first quarter of fiscal 2013, the Brazilian federal tax authorities asserted an additional claim against our Brazilian subsidiary based on a theory of joint liability with respect to an alleged underpayment of income taxes, social taxes, interest, and penalties by a Brazilian distributor. The asserted claims by Brazilian federal tax authorities are for calendar years 2003 through 2008 and the related asserted claims by the tax authorities from the state of Sao Paulo are for calendar years 2005 through 2007. The total asserted claims by Brazilian state and federal tax authorities aggregate to approximately $427 million for the alleged evasion of import and other taxes, approximately $1.1 billion for interest, and approximately $1.9 billion for various penalties, all determined using an exchange rate as of October 27, 2012. We have completed a thorough review of the matters and believe the asserted tax claims against our Brazilian subsidiary are without merit, and we are defending the claims vigorously. While we believe there is no legal basis for the alleged liability, due to the complexities and uncertainty surrounding the judicial process in Brazil and the nature of the claims asserting joint liability with the importer, we are unable to determine the likelihood of an unfavorable outcome against our Brazilian subsidiary and are unable to reasonably estimate a range of loss, if any. We do not expect a final judicial determination for several years. An unfavorable resolution of lawsuits or governmental investigations could have a material adverse effect on our business, operating results, or financial condition. For additional information regarding certain of the matters in which we are involved, see Item 1, “Legal Proceedings,” contained in Part II of this report.
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

THERE CAN BE NO ASSURANCE THAT OUR OPERATING RESULTS AND FINANCIAL CONDITION WILL NOT BE ADVERSELY AFFECTED BY OUR INCURRENCE OF DEBT
We have senior unsecured notes outstanding in an aggregate principal amount of $16.0 billion that mature at specific dates in 2014, 2016, 2017, 2019, 2020, 2039 and 2040. We have also established a commercial paper program under which we may issue short-term, unsecured commercial paper notes on a private placement basis up to a maximum aggregate amount outstanding at any time of $3.0 billion. We had no commercial paper notes outstanding under this program as of October 27, 2012. The outstanding senior unsecured notes bear fixed-rate interest payable semiannually, except $1.25 billion of the notes which bears interest at a floating rate payable quarterly. The fair value of the long-term debt is subject to market interest rate volatility. The instruments governing the senior unsecured notes contain certain covenants applicable to us and our subsidiaries that may adversely affect our ability to incur certain liens or engage in certain types of sale and leaseback transactions. In addition, we will be required to have available in the United States sufficient cash to repay all of our notes on maturity. There can be no assurance that our incurrence of this debt or any future debt will be a better means of providing liquidity to us than would our use of our existing cash resources, including cash currently held offshore. Further, we cannot be assured that our maintenance of this indebtedness or incurrence of future indebtedness will not adversely affect our operating results or financial condition. In addition, changes by any rating agency to our credit rating can negatively impact the value and liquidity of both our debt and equity securities, as well as the terms upon which we may borrow under our commercial paper program.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a)	None.

(b)	None.

(c)	Issuer Purchases of Equity Securities (in millions, except per-share amounts):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
July 29, 2012 to August 25, 2012	11	$15.93	11	$5,684
August 26, 2012 to September 22, 2012	—	$—	—	$5,684
September 23, 2012 to October 27, 2012	4	$17.95	4	$5,614
Total	15	$16.44	15
On September 13, 2001, we announced that our Board of Directors had authorized a stock repurchase program. As of October 27, 2012, our Board of Directors had authorized the repurchase of up to $82 billion of common stock under this program. As of October 27, 2012, we had repurchased and retired 3.8 billion shares of our common stock at an average price of $20.34 per share for an aggregate purchase price of $76.4 billion since inception of the stock repurchase program, and the remaining authorized amount for stock repurchases under this program was $5.6 billion with no termination date.
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

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not Applicable.

Item 5.	Other Information
None.

Item 6.	Exhibits
The following documents are filed as Exhibits to this report:

3.1	Amended and Restated Bylaws of Cisco Systems, Inc. as currently in effect (incorporated by reference to Exhibit 3.1 of Form 8-K (File No. 000-18225) filed October 4, 2012)
10.1	Cisco Systems, Inc. 2005 Stock Incentive Plan including related form agreements (incorporated by reference to Exhibit 10.1 of Form 10-K (File No. 000-18225) filed September 12, 2012)
10.2	Cisco Systems, Inc. Executive Incentive Plan (incorporated by reference to Exhibit 10.1 of Form 8-K (File No. 000-18225) filed November 16, 2012)
10.3	Cisco Systems, Inc. Deferred Compensation Plan, as amended
31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer
32.1	Section 1350 Certification of Principal Executive Officer
32.2	Section 1350 Certification of Principal Financial Officer
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Cisco Systems, Inc.

Date: November 20, 2012	By	/s/ Frank A. Calderoni
Frank A. Calderoni Executive Vice President and Chief Financial Officer (Principal Financial Officer and duly authorized signatory)

EXHIBIT INDEX

3.1	Amended and Restated Bylaws of Cisco Systems, Inc. as currently in effect (incorporated by reference to Exhibit 3.1 of Form 8-K (File No. 000-18225) filed October 4, 2012)
10.1	Cisco Systems, Inc. 2005 Stock Incentive Plan including related form agreements (incorporated by reference to Exhibit 10.1 of Form 10-K (File No. 000-18225) filed September 12, 2012)
10.2	Cisco Systems, Inc. Executive Incentive Plan (incorporated by reference to Exhibit 10.1 of Form 8-K (File No. 000-18225) filed November 16, 2012)
10.3	Cisco Systems, Inc. Deferred Compensation Plan, as amended
31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer
32.1	Section 1350 Certification of Principal Executive Officer
32.2	Section 1350 Certification of Principal Financial Officer
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document