Form 10-Q
period 2013-01-26
CISCO SYSTEMS, INC.
filed 2013-02-19
CIK 858877

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 26, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES   ☐     NO   ☒
Number of shares of the registrant’s common stock outstanding as of February 14, 2013: 5,331,973,900

Cisco Systems, Inc.
FORM 10-Q for the Quarter Ended January 26, 2013

PART 1. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)
CISCO SYSTEMS, INC.
CONSOLIDATED BALANCE SHEETS
(in millions, except par value)
(Unaudited)

	January 26, 2013	July 28, 2012
ASSETS
Current assets:
Cash and cash equivalents	$6,847	$9,799
Investments	39,529	38,917
Accounts receivable, net of allowance for doubtful accounts of $218 at January 26, 2013 and $207 at July 28, 2012	4,462	4,369
Inventories	1,574	1,663
Financing receivables, net	3,894	3,661
Deferred tax assets	2,297	2,294
Other current assets	2,122	1,230
Total current assets	60,725	61,933
Property and equipment, net	3,403	3,402
Financing receivables, net	3,837	3,585
Goodwill	21,361	16,998
Purchased intangible assets, net	3,542	1,959
Other assets	3,510	3,882
TOTAL ASSETS	$96,378	$91,759
LIABILITIES AND EQUITY
Current liabilities:
Short-term debt	$37	$31
Accounts payable	890	859
Income taxes payable	87	276
Accrued compensation	2,921	2,928
Deferred revenue	9,108	8,852
Other current liabilities	4,907	4,785
Total current liabilities	17,950	17,731
Long-term debt	16,254	16,297
Income taxes payable	1,340	1,844
Deferred revenue	4,213	4,028
Other long-term liabilities	1,096	558
Total liabilities	40,853	40,458
Commitments and contingencies (Note 12)
Equity:
Cisco shareholders’ equity:
Preferred stock, no par value: 5 shares authorized; none issued and outstanding	—	—
Common stock and additional paid-in capital, $0.001 par value: 20,000 shares authorized; 5,323 and 5,298 shares issued and outstanding at January 26, 2013 and July 28, 2012, respectively	39,970	39,271
Retained earnings	14,647	11,354
Accumulated other comprehensive income	898	661
Total Cisco shareholders’ equity	55,515	51,286
Noncontrolling interests	10	15
Total equity	55,525	51,301
TOTAL LIABILITIES AND EQUITY	$96,378	$91,759
See Notes to Consolidated Financial Statements.

CISCO SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per-share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	January 26, 2013	January 28, 2012	January 26, 2013	January 28, 2012
NET SALES:
Product	$9,437	$9,118	$18,734	$18,070
Service	2,661	2,409	5,240	4,713
Total net sales	12,098	11,527	23,974	22,783
COST OF SALES:
Product	3,857	3,650	7,605	7,213
Service	898	812	1,787	1,615
Total cost of sales	4,755	4,462	9,392	8,828
GROSS MARGIN	7,343	7,065	14,582	13,955
OPERATING EXPENSES:
Research and development	1,452	1,339	2,883	2,714
Sales and marketing	2,387	2,395	4,803	4,847
General and administrative	584	497	1,144	1,049
Amortization of purchased intangible assets	118	97	240	196
Restructuring and other charges	13	3	72	205
Total operating expenses	4,554	4,331	9,142	9,011
OPERATING INCOME	2,789	2,734	5,440	4,944
Interest income	160	158	321	322
Interest expense	(147)	(150)	(295)	(298)
Other income (loss), net	(22)	7	(55)	26
Interest and other income (loss), net	(9)	15	(29)	50
INCOME BEFORE PROVISION FOR (BENEFIT FROM) INCOME TAXES	2,780	2,749	5,411	4,994
Provision for (benefit from) income taxes	(363)	567	176	1,035
NET INCOME	$3,143	$2,182	$5,235	$3,959

Net income per share:
Basic	$0.59	$0.41	$0.99	$0.74
Diluted	$0.59	$0.40	$0.98	$0.73
Shares used in per-share calculation:
Basic	5,318	5,368	5,310	5,381
Diluted	5,357	5,401	5,344	5,404

Cash dividends declared per common share	$0.14	$0.06	$0.28	$0.12
See Notes to Consolidated Financial Statements.

CISCO SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)
(Unaudited)

	Three Months Ended		Six Months Ended
	January 26, 2013	January 28, 2012	January 26, 2013	January 28, 2012
Net income	$3,143	$2,182	$5,235	$3,959
Available-for-sale investments:
Change in net unrealized gains, net of tax benefit (expense) of $(47) and $(46) for the three and six months ended January 26, 2013, respectively, and $2 and $28 for the corresponding periods of fiscal 2012, respectively	69	10	73	(43)
Net gains reclassified into earnings, net of tax effects of $5 and $14 for the three and six months ended January 26, 2013, respectively, and $14 and $16 for the corresponding periods of fiscal 2012, respectively	(9)	(24)	(26)	(30)
	60	(14)	47	(73)
Cash flow hedging instruments:
Change in unrealized gains and losses, net of tax expense of $(1) for each of the three and six months ended January 26, 2013	2	(44)	68	(94)
Net (gains) losses reclassified into earnings	(8)	26	(3)	26
	(6)	(18)	65	(68)
Net change in cumulative translation adjustment and other, net of tax (expense) benefit of $(5) and $(15) for the three and six months ended January 26, 2013, respectively, and $10 and $31 for the corresponding periods of fiscal 2012, respectively	6	(106)	120	(317)
Other comprehensive income (loss)	60	(138)	232	(458)
Comprehensive income	3,203	2,044	5,467	3,501
Comprehensive loss attributable to noncontrolling interests	5	7	5	14
Comprehensive income attributable to Cisco Systems, Inc.	$3,208	$2,051	$5,472	$3,515
See Notes to Consolidated Financial Statements.

CISCO SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(Unaudited)

	Six Months Ended
	January 26, 2013	January 28, 2012
Cash flows from operating activities:
Net income	$5,235	$3,959
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization, and other	1,223	1,185
Share-based compensation expense	608	695
Provision for receivables	12	43
Deferred income taxes	148	29
Excess tax benefits from share-based compensation	(32)	(32)
Net losses (gains) on investments	14	(11)
Change in operating assets and liabilities, net of effects of acquisitions and divestitures:
Accounts receivable	100	761
Inventories	194	(194)
Financing receivables	(403)	(551)
Other assets	(63)	(505)
Accounts payable	(17)	(78)
Income taxes, net	(1,444)	146
Accrued compensation	(161)	(508)
Deferred revenue	407	304
Other liabilities	(7)	191
Net cash provided by operating activities	5,814	5,434

Cash flows from investing activities:
Purchases of investments	(14,234)	(17,810)
Proceeds from sales of investments	4,991	12,291
Proceeds from maturities of investments	8,652	4,039
Acquisition of property and equipment	(552)	(549)
Acquisition of businesses, net of cash and cash equivalents acquired	(6,035)	(109)
Purchases of investments in privately held companies	(116)	(231)
Return of investments in privately held companies	68	124
Other	30	160
Net cash used in investing activities	(7,196)	(2,085)

Cash flows from financing activities:
Issuances of common stock	652	653
Repurchases of common stock - repurchase program	(645)	(2,210)
Shares repurchased for tax withholdings on vesting of restricted stock units	(212)	(145)
Short-term borrowings, maturities less than 90 days, net	4	17
Excess tax benefits from share-based compensation	32	32
Dividends paid	(1,487)	(644)
Other	86	(153)
Net cash used in financing activities	(1,570)	(2,450)
Net (decrease) increase in cash and cash equivalents	(2,952)	899
Cash and cash equivalents, beginning of period	9,799	7,662
Cash and cash equivalents, end of period	$6,847	$8,561

Cash paid for:
Interest	$341	$340
Income taxes	$1,472	$860
See Notes to Consolidated Financial Statements.

CISCO SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(in millions, except per-share amounts)
(Unaudited)

Six Months Ended January 26, 2013	Shares of Common Stock	Common Stock and Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Cisco Shareholders’ Equity	Non-controlling Interests	Total Equity
BALANCE AT JULY 28, 2012	5,298	$39,271	$11,354	$661	$51,286	$15	$51,301
Net income			5,235		5,235		5,235
Other comprehensive income				237	237	(5)	232
Issuance of common stock	76	652			652		652
Repurchase of common stock - repurchase program	(40)	(298)	(455)		(753)		(753)
Shares repurchased for tax withholdings on vesting of restricted stock units	(11)	(212)			(212)		(212)
Cash dividends declared ($0.28 per common share)			(1,487)		(1,487)		(1,487)
Tax effects from employee stock incentive plans		(97)			(97)		(97)
Share-based compensation expense		608			608		608
Purchase acquisitions and other		46			46		46
BALANCE AT JANUARY 26, 2013	5,323	$39,970	$14,647	$898	$55,515	$10	$55,525

Six Months Ended January 28, 2012	Shares of Common Stock	Common Stock and Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Cisco Shareholders’ Equity	Non-controlling Interests	Total Equity
BALANCE AT JULY 30, 2011	5,435	$38,648	$7,284	$1,294	$47,226	$33	$47,259
Net income			3,959		3,959		3,959
Other comprehensive loss				(444)	(444)	(14)	(458)
Issuance of common stock	78	653			653		653
Repurchase of common stock - repurchase program	(126)	(901)	(1,109)		(2,010)		(2,010)
Shares repurchased for tax withholdings on vesting of restricted stock units	(9)	(145)			(145)		(145)
Cash dividends declared ($0.12 per common share)			(644)		(644)		(644)
Tax effects from employee stock incentive plans		(48)			(48)		(48)
Share-based compensation expense		695			695		695
Purchase acquisitions and other		4			4		4
BALANCE AT JANUARY 28, 2012	5,378	$38,906	$9,490	$850	$49,246	$19	$49,265
In September 2001, the Company’s Board of Directors authorized a stock repurchase program. As of January 26, 2013, the Company’s Board of Directors had authorized an aggregate repurchase of up to $82 billion of common stock under this program with no termination date. For additional information regarding stock repurchases, see Note 13 to the Consolidated Financial Statements. The stock repurchases since the inception of this program and the related impacts on Cisco shareholders’ equity are summarized in the following table (in millions):

	Shares of Common Stock	Common Stock and Additional Paid-In Capital	Retained Earnings	Total Cisco Shareholders’ Equity
Repurchases of common stock under the repurchase program	3,780	$17,339	$59,547	$76,886
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
The accompanying financial data as of January 26, 2013 and for the three and six months ended January 26, 2013 and January 28, 2012 has been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. The July 28, 2012 Consolidated Balance Sheet was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and the notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended July 28, 2012.
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
In the opinion of management, all adjustments (which include normal recurring adjustments, except as disclosed herein) necessary to present fairly the statement of financial position as of January 26, 2013; the results of operations for the three and six months ended January 26, 2013 and January 28, 2012; and the statements of cash flows and equity for the six months ended January 26, 2013 and January 28, 2012, as applicable, have been made. The results of operations for the three and six months ended January 26, 2013 are not necessarily indicative of the operating results for the full fiscal year or any future periods.
Certain reclassifications have been made to prior period amounts in order to conform to the current period's presentation. The Company has evaluated subsequent events through the date that the financial statements were issued.

2.	Recent Accounting Pronouncements

(a)	New Accounting Updates Recently Adopted
In June 2011, the Financial Accounting Standards Board ("FASB") issued an accounting standard update to provide guidance on increasing the prominence of items reported in other comprehensive income, which eliminated the option to present components of other comprehensive income as part of the statement of equity. The Company adopted this accounting standard in the first quarter of fiscal 2013.
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

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

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
In February 2013, the FASB issued an accounting standard update to require reclassification adjustments from other comprehensive income to be presented either in the financial statements or in the notes to the financial statements. This accounting standard update will be effective for the Company beginning in the first quarter of fiscal 2014, at which time the Company will include the required disclosures.

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
The payment of the total purchase consideration of approximately $5.0 billion shown above, net of cash and cash equivalents acquired, is classified as a use of cash under investing activities in the Consolidated Statements of Cash Flows.
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

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The Company completed seven additional business combinations during the six months ended January 26, 2013. A summary of the allocation of the total purchase consideration is presented as follows (in millions):

	Purchase Consideration	Net Liabilities Assumed	Purchased Intangible Assets	Goodwill
Meraki Inc.	$974	$(59)	$289	$744
All others (six in total)	233	(15)	72	176
Total other acquisitions	$1,207	$(74)	$361	$920
The Company acquired privately held Meraki Inc. (“Meraki”) in the second quarter of fiscal 2013. Meraki offers mid-market customers on-premise networking solutions centrally managed from the cloud. With its acquisition of Meraki, the Company intends to address the shift to cloud networking as a key part of the Company's overall strategy to accelerate the adoption of software-based business models that provide new consumption options for customers and revenue opportunities for partners. The Company has included sales from the Meraki acquisition, subsequent to the acquisition date, in its Wireless product category.
The total purchase consideration related to the Company's business combinations completed during the six months ended January 26, 2013 consisted of cash consideration, repayment of debt, and vested share-based awards assumed. The total cash and cash equivalents acquired from these business combinations were approximately $131 million.

(b)	Other Acquisition/Divestiture Information
Total transaction costs related to the Company's business combination activities were $17 million and $2 million for the six months ended January 26, 2013 and January 28, 2012, respectively. These transaction costs were expensed as incurred as general and administrative ("G&A") expenses in the Consolidated Statements of Operations.
The goodwill generated from the Company's business combinations completed during the six months ended January 26, 2013 is primarily related to expected synergies. The goodwill is generally not deductible for U.S. federal income tax purposes.
The Consolidated Financial Statements include the operating results of each business combination from the date of acquisition. Pro forma results of operations for the acquisitions completed during the six months ended January 26, 2013 have not been presented because the effects of the acquisitions, individually and in the aggregate, were not material to the Company's financial results.
During the second quarter of fiscal 2013, the Company agreed to sell its Linksys product line to a third party. The financial statement impact of the Company's Linksys product line was not material for any of the periods presented. This transaction is expected to close during the third quarter of fiscal 2013, subject to customary closing conditions.

(c)	Pending Acquisition of Intucell
On January 23, 2013, the Company announced that it had entered into a definitive agreement to acquire privately held Intucell Ltd. ("Intucell"). Intucell provides advanced self-optimizing network software for mobile carriers. The acquisition of Intucell enhances the Company's commitment to global service providers by adding a critical network intelligence layer to manage and optimize spectrum, coverage and capacity, and ultimately the quality of the mobile experience.
Under the agreement, the Company has agreed to pay approximately $475 million in cash and retention-based incentives to acquire Intucell. The acquisition is expected to close in the third quarter of fiscal 2013 and is subject to customary closing conditions, including regulatory review.

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

4.	Goodwill and Purchased Intangible Assets

(a)	Goodwill
The following table presents the goodwill allocated to the Company's reportable segments as of and during the six months ended January 26, 2013 (in millions):

	Balance at July 28, 2012	NDS Acquisition	Other Acquisitions	Other	Balance at January 26, 2013
Americas	$11,755	$1,230	$520	$(1)	$13,504
EMEA	3,287	1,327	266	—	4,880
APJC	1,956	887	134	—	2,977
Total	$16,998	$3,444	$920	$(1)	$21,361
In the preceding table, the column entitled "Other" primarily relates to purchase accounting adjustments.

(b)	Purchased Intangible Assets
The following table presents details of the Company's intangible assets acquired through business combinations completed during the six months ended January 26, 2013 (in millions, except years):

	FINITE LIVES						INDEFINITE LIVES	TOTAL
	TECHNOLOGY		CUSTOMER RELATIONSHIPS		OTHER		IPR&D
	Weighted-Average Useful Life (in Years)	Amount	Weighted-Average Useful Life (in Years)	Amount	Weighted-Average Useful Life (in Years)	Amount	Amount	Amount
NDS Group Limited	6.4	$807	6.7	$818	7.4	$27	$94	$1,746
Meraki Inc.	8.0	259	6.0	30	—	—	—	289
All other acquisitions	4.7	45	5.6	12	7.0	1	14	72
Total		$1,111		$860		$28	$108	$2,107
The following tables present details of the Company’s purchased intangible assets (in millions):

January 26, 2013	Gross	Accumulated Amortization	Net
Purchased intangible assets with finite lives:
Technology	$3,400	$(1,154)	$2,246
Customer relationships	3,118	(1,890)	1,228
Other	67	(41)	26
Total purchased intangible assets with finite lives	6,585	(3,085)	3,500
In-process research and development, with indefinite lives	42	—	42
Total	$6,627	$(3,085)	$3,542

July 28, 2012	Gross	Accumulated Amortization	Net
Purchased intangible assets with finite lives:
Technology	$2,267	$(908)	$1,359
Customer relationships	2,261	(1,669)	592
Other	49	(41)	8
Total	$4,577	$(2,618)	$1,959

Purchased intangible assets include intangible assets acquired through business combinations as well as through direct purchases or licenses.

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The following table presents the amortization of purchased intangible assets (in millions):

	Three Months Ended		Six Months Ended
	January 26, 2013	January 28, 2012	January 26, 2013	January 28, 2012
Amortization of purchased intangible assets:
Cost of sales	$145	$99	$288	$195
Operating expenses	118	97	240	196
Total	$263	$196	$528	$391
There were no impairment charges related to purchased intangible assets during the periods presented.
The estimated future amortization expense of purchased intangible assets with finite lives as of January 26, 2013 is as follows (in millions):

Fiscal Year	Amount
2013 (remaining six months)	$467
2014	840
2015	760
2016	533
2017	380
Thereafter	520
Total	$3,500

5.	Restructuring and Other Charges
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

	Voluntary Early Retirement Program	Employee Severance	Goodwill and Intangible Assets	Other	Total
Gross charges in fiscal 2011	$453	$247	$71	$28	$799
Cash payments	(436)	(13)	—	—	(449)
Non-cash items	—	—	(71)	(17)	(88)
BALANCE AT JULY 30, 2011	$17	$234	$—	$11	$262
Gross charges in fiscal 2012	—	299	—	54	353
Change in estimate related to fiscal 2011 charges	—	(49)	—	—	(49)
Cash payments	(17)	(401)	—	(18)	(436)
Non-cash items	—	—	—	(20)	(20)
BALANCE AT JULY 28, 2012	$—	$83	$—	$27	$110
Charges in fiscal 2013	—	77	—	(5)	72
Cash payments	—	(139)	—	(10)	(149)
Non-cash items	—	—	—	(3)	(3)
BALANCE AT JANUARY 26, 2013	$—	$21	$—	$9	$30

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

6.	Balance Sheet Details
The following tables provide details of selected balance sheet items (in millions):

	January 26, 2013	July 28, 2012
Inventories:
Raw materials	$113	$127
Work in process	24	35
Finished goods:
Distributor inventory and deferred cost of sales	648	630
Manufactured finished goods	498	597
Total finished goods	1,146	1,227
Service-related spares	248	213
Demonstration systems	43	61

Total	$1,574	$1,663

Property and equipment, net:
Land, buildings, and building and leasehold improvements	$4,491	$4,363
Computer equipment and related software	1,455	1,469
Production, engineering, and other equipment	5,642	5,364
Operating lease assets (1)	304	300
Furniture and fixtures	493	487
	12,385	11,983
Less accumulated depreciation and amortization (1)	(8,982)	(8,581)
Total	$3,403	$3,402

(1) Accumulated depreciation related to operating lease assets was $186 and $181 as of January 26, 2013 and July 28, 2012, respectively.

Other assets:
Deferred tax assets	$1,807	$2,270
Investments in privately held companies	869	858
Other	834	754
Total	$3,510	$3,882

Deferred revenue:
Service	$9,055	$9,173
Product:
Unrecognized revenue on product shipments and other deferred revenue	3,309	2,975
Cash receipts related to unrecognized revenue from two-tier distributors	957	732
Total product deferred revenue	4,266	3,707
Total	$13,321	$12,880
Reported as:
Current	$9,108	$8,852
Noncurrent	4,213	4,028
Total	$13,321	$12,880

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

7.	Financing Receivables and Guarantees

(a)	Financing Receivables
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
A summary of the Company’s financing receivables is presented as follows (in millions):

January 26, 2013	Lease Receivables	Loan Receivables	Financed Service Contracts and Other	Total Financing Receivables
Gross	$3,717	$1,785	$2,863	$8,365
Unearned income	(273)	—	—	(273)
Allowance for credit loss	(247)	(101)	(13)	(361)
Total, net	$3,197	$1,684	$2,850	$7,731
Reported as:
Current	$1,349	$960	$1,585	$3,894
Noncurrent	1,848	724	1,265	3,837
Total, net	$3,197	$1,684	$2,850	$7,731

July 28, 2012	Lease Receivables	Loan Receivables	Financed Service Contracts and Other	Total Financing Receivables
Gross	$3,429	$1,796	$2,651	$7,876
Unearned income	(250)	—	—	(250)
Allowance for credit loss	(247)	(122)	(11)	(380)
Total, net	$2,932	$1,674	$2,640	$7,246
Reported as:
Current	$1,200	$968	$1,493	$3,661
Noncurrent	1,732	706	1,147	3,585
Total, net	$2,932	$1,674	$2,640	$7,246
As of January 26, 2013 and July 28, 2012, the deferred service revenue related to the financed service contracts and other was $1,943 million and $1,838 million, respectively.
Contractual maturities of the gross lease receivables at January 26, 2013 are summarized as follows (in millions):

Fiscal Year	Amount
2013 (remaining six months)	$878
2014	1,345
2015	863
2016	437
2017	194
Total	$3,717

Actual cash collections may differ from the contractual maturities due to early customer buyouts, refinancings, or defaults.

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

(b)	Credit Quality of Financing Receivables
Financing receivables categorized by the Company's internal credit risk rating as of January 26, 2013 and July 28, 2012 are summarized as follows (in millions):

	INTERNAL CREDIT RISK RATING
January 26, 2013	1 to 4	5 to 6	7 and Higher	Total	Residual Value	Gross Receivables, Net of Unearned Income
Lease receivables	$1,607	$1,505	$58	$3,170	$274	$3,444
Loan receivables	882	857	46	1,785	—	1,785
Financed service contracts and other	1,579	1,179	105	2,863	—	2,863
Total	$4,068	$3,541	$209	$7,818	$274	$8,092

	INTERNAL CREDIT RISK RATING
July 28, 2012	1 to 4	5 to 6	7 and Higher	Total	Residual Value	Gross Receivables, Net of Unearned Income
Lease receivables	$1,532	$1,342	$31	$2,905	$274	$3,179
Loan receivables	831	921	44	1,796	—	1,796
Financed service contracts and other	1,552	1,030	69	2,651	—	2,651
Total	$3,915	$3,293	$144	$7,352	$274	$7,626
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
In circumstances when collectibility is not deemed reasonably assured, the associated revenue is deferred in accordance with the Company's revenue recognition policies, and the related allowance for credit loss, if any, is included in deferred revenue. The Company also records deferred revenue associated with financing receivables when there are remaining performance obligations, as it does for financed service contracts. Total allowances for credit loss and deferred revenue as of January 26, 2013 and July 28, 2012 were $2,429 million and $2,387 million, respectively, and they were associated with financing receivables (net of unearned income) of $8,092 million and $7,626 million as of their respective period ends. The losses that the Company has incurred historically, including in the periods presented with respect to its financing receivables, have been immaterial and consistent with the performance of an investment-grade portfolio. The Company did not modify any financing receivables during the periods presented.
The following tables present the aging analysis of financing receivables as of January 26, 2013 and July 28, 2012 (in millions):

	DAYS PAST DUE (INCLUDES BILLED AND UNBILLED)
January 26, 2013	31-60	61-90	91+	Total Past Due	Current	Gross Receivables, Net of Unearned Income	Non-Accrual Financing Receivables	Impaired Financing Receivables
Lease receivables	$182	$34	$230	$446	$2,998	$3,444	$49	$33
Loan receivables	12	3	11	26	1,759	1,785	32	32
Financed service contracts and other	305	37	251	593	2,270	2,863	21	13
Total	$499	$74	$492	$1,065	$7,027	$8,092	$102	$78

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
Past due financing receivables are those that are 31 days or more past due according to their contractual payment terms. The data in the preceding tables is presented by contract, and the aging classification of each contract is based on the oldest outstanding receivable, and therefore past due amounts also include unbilled and current receivables within the same contract. The balances of either unbilled or current financing receivables included in the category of 91 days plus past due for lease receivables, loan receivables, and financed service contracts and other were, respectively, $179 million, $6 million, and $199 million as of January 26, 2013; and were, respectively, $139 million, $3 million, and $313 million as of July 28, 2012.
As of January 26, 2013, the Company had financing receivables of $82 million, net of unbilled or current receivables from the same contract, that were in the category for 91 days plus past due but remained on accrual status. Such balance was $109 million as of July 28, 2012. A financing receivable may be placed on nonaccrual status earlier if, in management's opinion, a timely collection of the full principal and interest becomes uncertain.

(c)	Allowance for Credit Loss Rollforward
The allowances for credit loss and the related financing receivables are summarized as follows (in millions):

	CREDIT LOSS ALLOWANCES
	Lease Receivables	Loan Receivables	Financed Service Contracts and Other	Total
Allowance for credit loss as of July 28, 2012	$247	$122	$11	$380
Provisions	(2)	(10)	1	(11)
Write-offs net of recoveries	—	—	—	—
Foreign exchange and other	3	2	—	5
Allowance for credit loss as of October 27, 2012	248	114	12	374
Provisions	(1)	(14)	2	(13)
Write-offs net of recoveries	—	—	—	—
Foreign exchange and other	—	1	(1)	—
Allowance for credit loss as of January 26, 2013	$247	$101	$13	$361
Gross receivables as of January 26, 2013, net of unearned income	$3,444	$1,785	$2,863	$8,092

	CREDIT LOSS ALLOWANCES
	Lease Receivables	Loan Receivables	Financed Service Contracts and Other	Total
Allowance for credit loss as of July 30, 2011	$237	$103	$27	$367
Provisions	2	5	2	9
Write-offs net of recoveries	—	—	—	—
Foreign exchange and other	(6)	(5)	—	(11)
Allowance for credit loss as of October 29, 2011	233	103	29	365
Provisions	18	4	(18)	4
Write-offs net of recoveries	—	—	—	—
Foreign exchange and other	(1)	3	(2)	—
Allowance for credit loss as of January 28, 2012	$250	$110	$9	$369
Gross receivables as of January 28, 2012, net of unearned income	$3,049	$1,673	$2,666	$7,388

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

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
The Company evaluates the remainder of its financing receivables portfolio for impairment on a collective basis and records an allowance for credit loss at the portfolio segment level. When evaluating the financing receivables on a collective basis, the Company uses expected default frequency rates published by a major third-party credit-rating agency as well as its own historical loss rate in the event of default, while also systematically giving effect to economic conditions, concentration of risk, and correlation.

(d)	Financing Guarantees
In the ordinary course of business, the Company provides financing guarantees for various third-party financing arrangements extended to channel partners and end-user customers. Payments under these financing guarantee arrangements were not material for the periods presented.
Channel Partner Financing Guarantees  The Company facilitates arrangements for third-party financing extended to channel partners, consisting of revolving short-term financing, generally with payment terms ranging from 60 to 90 days. These financing arrangements facilitate the working capital requirements of the channel partners, and, in some cases, the Company guarantees a portion of these arrangements. The volume of channel partner financing was $5.8 billion and $5.4 billion for the three months ended January 26, 2013 and January 28, 2012, respectively. The volume of channel partner financing was $11.4 billion and $10.7 billion for the six months ended January 26, 2013 and January 28, 2012, respectively. The balance of the channel partner financing subject to guarantees was $1.4 billion and $1.2 billion as of January 26, 2013 and July 28, 2012, respectively.
End-User Financing Guarantees  The Company also provides financing guarantees for third-party financing arrangements extended to end-user customers related to leases and loans, which typically have terms of up to three years. The volume of financing provided by third parties for leases and loans as to which the Company had provided guarantees was $55 million and $60 million for the three months ended January 26, 2013 and January 28, 2012, respectively, and was $99 million and $95 million for the six months ended January 26, 2013 and January 28, 2012, respectively.
Financing Guarantee Summary  The aggregate amounts of financing guarantees outstanding at January 26, 2013 and July 28, 2012, representing the total maximum potential future payments under financing arrangements with third parties along with the related deferred revenue, are summarized in the following table (in millions):

	January 26, 2013	July 28, 2012
Maximum potential future payments relating to financing guarantees:
Channel partner	$491	$277
End user	254	232
Total	$745	$509
Deferred revenue associated with financing guarantees:
Channel partner	$(267)	$(193)
End user	(217)	(200)
Total	$(484)	$(393)
Maximum potential future payments relating to financing guarantees, net of associated deferred revenue	$261	$116

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

8.	Investments

(a)	Summary of Available-for-Sale Investments
The following tables summarize the Company’s available-for-sale investments (in millions):

January 26, 2013	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Fixed income securities:
U.S. government securities	$25,147	$31	$(1)	$25,177
U.S. government agency securities	3,776	14	—	3,790
Non-U.S. government and agency securities	1,329	7	—	1,336
Corporate debt securities	7,021	99	(2)	7,118
Total fixed income securities	37,273	151	(3)	37,421
Publicly traded equity securities	1,484	628	(4)	2,108
Total	$38,757	$779	$(7)	$39,529

July 28, 2012	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Fixed income securities:
U.S. government securities	$24,201	$41	$(1)	$24,241
U.S. government agency securities	5,367	21	—	5,388
Non-U.S. government and agency securities	1,629	9	—	1,638
Corporate debt securities	5,959	74	(3)	6,030
Total fixed income securities	37,156	145	(4)	37,297
Publicly traded equity securities	1,107	524	(11)	1,620
Total	$38,263	$669	$(15)	$38,917
U.S. government agency securities include corporate debt securities that are guaranteed by the Federal Deposit Insurance Corporation, while non-U.S. government and agency securities include agency and corporate debt securities that are guaranteed by non-U.S. governments.

(b)	Gains and Losses on Available-for-Sale Investments
The following table presents the gross realized gains and gross realized losses related to the Company’s available-for-sale investments (in millions):

	Three Months Ended		Six Months Ended
	January 26, 2013	January 28, 2012	January 26, 2013	January 28, 2012
Gross realized gains	$191	$188	$263	$424
Gross realized losses	(178)	(151)	(223)	(378)
Total	$13	$37	$40	$46
The following table presents the realized net gains (losses) related to the Company's available-for-sale investments by security type (in millions):

	Three Months Ended		Six Months Ended
	January 26, 2013	January 28, 2012	January 26, 2013	January 28, 2012
Net gains (losses) on investments in publicly traded equity securities	$4	$31	$14	$15
Net gains on investments in fixed income securities	9	6	26	31
Total	$13	$37	$40	$46

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

There were no impairment charges on available-for-sale investments for the periods presented.
The following tables present the breakdown of the available-for-sale investments with gross unrealized losses and the duration that those losses had been unrealized at January 26, 2013 and July 28, 2012 (in millions):

	UNREALIZED LOSSES LESS THAN 12 MONTHS		UNREALIZED LOSSES 12 MONTHS OR GREATER		TOTAL
January 26, 2013	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Fixed income securities:
U.S. government securities	$2,617	$(1)	$—	$—	$2,617	$(1)
Corporate debt securities	1,014	(2)	—	—	1,014	(2)
Total fixed income securities	3,631	(3)	—	—	3,631	(3)
Publicly traded equity securities	36	(4)	—	—	36	(4)
Total	$3,667	$(7)	$—	$—	$3,667	$(7)

	UNREALIZED LOSSES LESS THAN 12 MONTHS		UNREALIZED LOSSES 12 MONTHS OR GREATER		TOTAL
July 28, 2012	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Fixed income securities:
U.S. government securities	$5,357	$(1)	$—	$—	$5,357	$(1)
Corporate debt securities	603	(3)	14	—	617	(3)
Total fixed income securities	5,960	(4)	14	—	5,974	(4)
Publicly traded equity securities	167	(8)	20	(3)	187	(11)
Total	$6,127	$(12)	$34	$(3)	$6,161	$(15)
As of January 26, 2013, for fixed income securities that were in unrealized loss positions, the Company has determined that (i) it does not have the intent to sell any of these investments, and (ii) it is not more likely than not that it will be required to sell any of these investments before recovery of the entire amortized cost basis. In addition, as of January 26, 2013, the Company anticipates that it will recover the entire amortized cost basis of such fixed income securities and has determined that no other-than-temporary impairments associated with credit losses were required to be recognized during the three and six months ended January 26, 2013.
The Company has evaluated its publicly traded equity securities as of January 26, 2013 and has determined that there was no indication of other-than-temporary impairments in the respective categories of unrealized losses. This determination was based on several factors, which include the length of time and extent to which fair value has been less than the cost basis, the financial condition and near-term prospects of the issuer, and the Company's intent and ability to hold the publicly traded equity securities for a period of time sufficient to allow for any anticipated recovery in market value.

(c)	Maturities of Fixed Income Securities
The following table summarizes the maturities of the Company’s fixed income securities at January 26, 2013 (in millions):

	Amortized Cost	Fair Value
Less than 1 year	$16,215	$16,234
Due in 1 to 2 years	10,710	10,752
Due in 2 to 5 years	10,230	10,310
Due after 5 years	118	125
Total	$37,273	$37,421

Actual maturities may differ from the contractual maturities because borrowers may have the right to call or prepay certain obligations.

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

(d)	Securities Lending
The Company periodically engages in securities lending activities with certain of its available-for-sale investments. These transactions are accounted for as a secured lending of the securities, and the securities are typically loaned only on an overnight basis. The average daily balance of securities lending for the six months ended January 26, 2013 and January 28, 2012 was $0.8 billion and $0.4 billion, respectively. The Company requires collateral equal to at least 102% of the fair market value of the loaned security in the form of cash or in the form of liquid, high-quality assets. The Company engages in these secured lending transactions only with highly creditworthy counterparties, and the associated portfolio custodian has agreed to indemnify the Company against collateral losses. The Company did not experience any losses in connection with the secured lending of securities during the periods presented. As of January 26, 2013 and July 28, 2012, the Company had no outstanding securities lending transactions.

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

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

(b)	Assets and Liabilities Measured at Fair Value on a Recurring Basis
Assets and liabilities measured at fair value on a recurring basis as of January 26, 2013 and July 28, 2012 were as follows (in millions):

	JANUARY 26, 2013 FAIR VALUE MEASUREMENTS				JULY 28, 2012 FAIR VALUE MEASUREMENTS
	Level 1	Level 2	Level 3	Total Balance	Level 1	Level 2	Level 3	Total Balance
Assets
Cash equivalents:
Money market funds	$4,513	$—	$—	$4,513	$2,506	$—	$—	$2,506
Available-for-sale investments:
U.S. government securities	—	25,177	—	25,177	—	24,241	—	24,241
U.S. government agency securities	—	3,790	—	3,790	—	5,388	—	5,388
Non-U.S. government and agency securities	—	1,336	—	1,336	—	1,638	—	1,638
Corporate debt securities	—	7,118	—	7,118	—	6,030	—	6,030
Publicly traded equity securities	2,108	—	—	2,108	1,620	—	—	1,620
Derivative assets	—	244	—	244	—	263	1	264
Total	$6,621	$37,665	$—	$44,286	$4,126	$37,560	$1	$41,687
Liabilities:
Derivative liabilities	$—	$57	$—	$57	$—	$42	$—	$42
Total	$—	$57	$—	$57	$—	$42	$—	$42
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
There was no material activity related to assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the six months ended January 26, 2013.
The following table presents a reconciliation of all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the six months ended January 28, 2012 (in millions):

	Asset-Backed Securities	Derivative Assets	Total
Balance at July 30, 2011	$121	$2	$123
Total gains and losses (realized and unrealized):
Included in other income (loss), net	3	—	3
Included in other comprehensive income (loss)	(3)	—	(3)
Sales and maturities	(14)	(1)	(15)
Transfer into Level 2	(107)	—	(107)
Balance at January 28, 2012	$—	$1	$1

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The Company's asset-backed securities were reclassified from Level 3 to Level 2 at January 28, 2012, the end of the Company's second quarter for fiscal 2012, as circumstances indicated an increase in market activity and related observable market data was available for these financial assets.

(c)	Assets Measured at Fair Value on a Nonrecurring Basis
The following table presents the Company’s financial instruments and nonfinancial assets that were measured at fair value on a nonrecurring basis during the indicated periods and the related recognized gains and losses for the periods (in millions):

	January 26, 2013
	Net Carrying Value as of End of Period	Total Losses for the Three Months Ended	Total Losses for the Six Months Ended
Investments in privately held companies	$60	$(8)	$(18)

	January 28, 2012
	Net Carrying Value as of End of Period	Total Gains (Losses) for the Three Months Ended	Total Gains (Losses) for the Six Months Ended
Investments in privately held companies	$6	$(1)	$(2)
Property held for sale	$39	(27)	(116)
Gains on assets no longer held at period end		14	14
Total losses for nonrecurring measurements		$(14)	$(104)
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
The carrying value of the Company's investments in privately held companies that were accounted for under the cost method was $239 million and $249 million as of January 26, 2013 and July 28, 2012, respectively. It was not practicable to estimate the fair value of this portfolio.
The fair value of the Company's short-term loan receivables and financed service contracts approximates their carrying value due to their short duration. The aggregate carrying value of the Company's long-term loan receivables and financed service contracts and other as of January 26, 2013 and July 28, 2012 was $2.0 billion and $1.9 billion, respectively. The estimated fair value of the Company's long-term loan receivables and financed service contracts and other approximates their carrying value. The Company uses significant unobservable inputs in determining discounted cash flows to estimate the fair value of its long-term loan receivables and financed service contracts, and therefore they are categorized as Level 3.
As of January 26, 2013, the fair value of the Company's long-term debt was $18.3 billion with a carrying amount of $16.3 billion. This compares to a fair value of $18.8 billion and a carrying amount of $16.3 billion as of July 28, 2012. The fair value of the long-term debt was determined based on observable market prices in a less active market and was categorized as Level 2 in the fair value hierarchy.

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

10.	Borrowings

(a)	Short-Term Debt
The following table summarizes the Company’s short-term debt (in millions, except percentages):

	January 26, 2013		July 28, 2012
	Amount	Weighted-Average Interest Rate	Amount	Weighted-Average Interest Rate
Other notes and borrowings	$37	9.60%	$31	6.72%
In fiscal 2011, the Company established a short-term debt financing program of up to $3.0 billion through the issuance of commercial paper notes. The Company uses the proceeds from the issuance of commercial paper notes for general corporate purposes. The Company had no commercial paper notes outstanding as of each of January 26, 2013 and July 28, 2012.
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
As of January 26, 2013, the estimated fair value of the short-term debt approximates its carrying value due to the short maturities.

(b)	Long-Term Debt
The following table summarizes the Company's long-term debt (in millions, except percentages):

	January 26, 2013		July 28, 2012
	Amount	Effective Rate	Amount	Effective Rate
Senior Notes:
Floating-rate notes, due 2014	$1,250	0.57%	$1,250	0.81%
1.625% fixed-rate notes, due 2014	2,000	0.68%	2,000	0.84%
2.90% fixed-rate notes, due 2014	500	3.11%	500	3.11%
5.50% fixed-rate notes, due 2016	3,000	3.08%	3,000	3.16%
3.15% fixed-rate notes, due 2017	750	0.87%	750	1.03%
4.95% fixed-rate notes, due 2019	2,000	5.08%	2,000	5.08%
4.45% fixed-rate notes, due 2020	2,500	4.50%	2,500	4.50%
5.90% fixed-rate notes, due 2039	2,000	6.11%	2,000	6.11%
5.50% fixed-rate notes, due 2040	2,000	5.67%	2,000	5.67%
Total	16,000		16,000
Other long-term debt	10	0.19%	10	0.19%
Unaccreted discount	(67)		(70)
Hedge accounting fair value adjustments	311		357
Total long-term debt	$16,254		$16,297
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

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The senior notes rank at par with the commercial paper notes that may be issued in the future pursuant to the Company's short-term debt financing program, as discussed above under "Short-Term Debt." As of January 26, 2013, the Company was in compliance with all debt covenants.
Future principal payments for long-term debt as of January 26, 2013 are summarized as follows (in millions):

Fiscal Year	Amount
2013 (remaining six months)	$—
2014	3,260
2015	500
2016	3,000
2017	750
Thereafter	8,500
Total	$16,010

(c)	Credit Facility
On February 17, 2012, the Company entered into a credit agreement with certain institutional lenders that provides for a $3.0 billion unsecured revolving credit facility that is scheduled to expire on February 17, 2017. Any advances under the credit agreement will accrue interest at rates that are equal to, based on certain conditions, either (i) the higher of the Federal Funds rate plus 0.50%, Bank of America's "prime rate" as announced from time to time, or one-month LIBOR plus 1.00%, or (ii) LIBOR plus a margin that is based on the Company's senior debt credit ratings as published by Standard & Poor's Financial Services, LLC and Moody's Investors Service, Inc. The credit agreement requires the Company to comply with certain covenants, including that it maintains an interest coverage ratio as defined in the agreement. As of January 26, 2013, the Company was in compliance with all such required covenants, and the Company had not borrowed any funds under the credit facility.
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

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The fair values of the Company's derivative instruments and the line items on the Consolidated Balance Sheets to which they were recorded are summarized as follows (in millions):

	DERIVATIVE ASSETS			DERIVATIVE LIABILITIES
	Balance Sheet Line Item	January 26, 2013	July 28, 2012	Balance Sheet Line Item	January 26, 2013	July 28, 2012
Derivatives designated as hedging instruments:
Foreign currency derivatives	Other current assets	$34	$24	Other current liabilities	$2	$26
Interest rate derivatives	Other assets	194	223	Other long-term liabilities	—	—
Equity derivatives	Other current assets	—	—	Other current liabilities	43	4
Total		228	247		45	30
Derivatives not designated as hedging instruments:
Foreign currency derivatives	Other current assets	16	16	Other current liabilities	12	12
Equity derivatives	Other assets	—	1	Other long-term liabilities	—	—
Total		16	17		12	12
Total		$244	$264		$57	$42
The effects of the Company's cash flow and net investment hedging instruments on other comprehensive income ("OCI") and the Consolidated Statements of Operations are summarized as follows (in millions):

GAINS (LOSSES) RECOGNIZED IN OCI ON DERIVATIVES FOR THE THREE MONTHS ENDED (EFFECTIVE PORTION)			GAINS (LOSSES) RECLASSIFIED FROM AOCI INTO INCOME FOR THE THREE MONTHS ENDED (EFFECTIVE PORTION)
Derivatives designated as cash flow hedging instruments:	January 26, 2013	January 28, 2012	Line Item in Statements of Operations	January 26, 2013	January 28, 2012
Foreign currency derivatives	$3	$(44)	Operating expenses	$6	$(22)
			Cost of sales - service	2	(4)
Total	$3	$(44)		$8	$(26)

Derivatives designated as net investment hedging instruments:
Foreign currency derivatives	$—	$(2)	Other income (loss), net	$—	$—

GAINS (LOSSES) RECOGNIZED IN OCI ON DERIVATIVES FOR THE SIX MONTHS ENDED (EFFECTIVE PORTION)			GAINS (LOSSES) RECLASSIFIED FROM AOCI INTO INCOME FOR THE SIX MONTHS ENDED (EFFECTIVE PORTION)
Derivatives designated as cash flow hedging instruments:	January 26, 2013	January 28, 2012	Line Item in Statements of Operations	January 26, 2013	January 28, 2012
Foreign currency derivatives	$69	$(94)	Operating expenses	$2	$(22)
			Cost of sales - service	1	(4)
Total	$69	$(94)		$3	$(26)

Derivatives designated as net investment hedging instruments:
Foreign currency derivatives	$(24)	$(6)	Other income (loss), net	$—	$—
During the three and six months ended January 26, 2013 and January 28, 2012, the amounts recognized in earnings on derivative instruments designated as cash flow hedges and net investment hedges related to the ineffective portion were not material, and the Company did not exclude any component of the changes in fair value of the derivative instruments from the assessment of hedge effectiveness.
As of January 26, 2013, the Company estimates that approximately $25 million of net derivative gains related to its cash flow hedges included in accumulated other comprehensive income ("AOCI") will be reclassified into earnings within the next 12 months.

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The effect on the Consolidated Statements of Operations of derivative instruments designated as fair value hedges and the underlying hedged items is summarized as follows (in millions):

		GAINS (LOSSES) ON DERIVATIVES INSTRUMENTS FOR THE THREE MONTHS ENDED		GAINS (LOSSES) RELATED TO HEDGED ITEMS FOR THE THREE MONTHS ENDED
Derivatives Designated as Fair Value Hedging Instruments	Line Item in Statements of Operations	January 26, 2013	January 28, 2012	January 26, 2013	January 28, 2012
Equity derivatives	Other income (loss), net	$(39)	$—	$39	$—
Interest rate derivatives	Interest expense	(11)	41	11	(42)
Total		$(50)	$41	$50	$(42)

		GAINS (LOSSES) ON DERIVATIVES INSTRUMENTS FOR THE SIX MONTHS ENDED		GAINS (LOSSES) RELATED TO HEDGED ITEMS FOR THE SIX MONTHS ENDED
Derivatives Designated as Fair Value Hedging Instruments	Line Item in Statements of Operations	January 26, 2013	January 28, 2012	January 26, 2013	January 28, 2012
Equity derivatives	Other income (loss), net	$(42)	$—	$42	$—
Interest rate derivatives	Interest expense	(29)	76	29	(78)
Total		$(71)	$76	$71	$(78)
The Company did not exclude from the assessment of hedge effectiveness any component of the changes in fair value of the derivative instruments designated as fair value hedges.
The effect on the Consolidated Statements of Operations of derivative instruments not designated as hedges is summarized as follows (in millions):

		GAINS (LOSSES) FOR THE THREE MONTHS ENDED		GAINS (LOSSES) FOR THE SIX MONTHS ENDED
Derivatives Not Designated as Hedging Instruments	Line Item in Statements of Operations	January 26, 2013	January 28, 2012	January 26, 2013	January 28, 2012
Foreign currency derivatives	Other income (loss), net	$(41)	$(88)	$12	$(145)
Total return swaps - deferred compensation	Cost of sales	—	3	—	3
	Operating expenses	19	10	33	(10)
Equity derivatives	Other income (loss), net	3	(18)	12	(11)
Total		$(19)	$(93)	$57	$(163)
The notional amounts of the Company’s outstanding derivatives are summarized as follows (in millions):

	January 26, 2013	July 28, 2012
Derivatives designated as hedging instruments:
Foreign currency derivatives - cash flow hedges	$1,646	$2,910
Interest rate derivatives	4,250	4,250
Net investment hedging instruments	325	468
Equity derivatives	629	272
Derivatives not designated as hedging instruments:
Foreign currency derivatives	4,231	6,241
Total return swaps-deferred compensation	324	269
Total	$11,405	$14,410

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

(b)	Foreign Currency Exchange Risk
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
Interest Rate Derivatives, Investments   The Company's primary objective for holding fixed income securities is to achieve an appropriate investment return consistent with preserving principal and managing risk. To realize these objectives, the Company may utilize interest rate swaps or other derivatives designated as fair value or cash flow hedges. As of January 26, 2013 and July 28, 2012, the Company did not have any outstanding interest rate derivatives related to its fixed income securities.
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
Certain derivative instruments are executed under agreements that have provisions requiring the Company and the counterparty to maintain a specified credit rating from certain credit rating agencies. If the Company's or the counterparty's credit-rating falls below a specified credit rating, either party has the right to request collateral on the derivatives' net liability position. Such provisions did not affect the Company's financial position as of January 26, 2013 and July 28, 2012.

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

12.	Commitments and Contingencies

(a)	Operating Leases
The Company leases office space in many U.S. locations. Outside the United States, larger leased sites include sites in Australia, China, France, Germany, India, Israel, Italy, Japan, Norway, and the United Kingdom. The Company also leases equipment and vehicles. Future minimum lease payments under all noncancelable operating leases with an initial term in excess of one year as of January 26, 2013 are as follows (in millions):

Fiscal Year	Amount
2013 (remaining six months)	$182
2014	281
2015	237
2016	120
2017	83
Thereafter	226
Total	$1,129

(b)	Purchase Commitments with Contract Manufacturers and Suppliers
The Company purchases components from a variety of suppliers and uses several contract manufacturers to provide manufacturing services for its products. During the normal course of business, in order to manage manufacturing lead times and help ensure adequate component supply, the Company enters into agreements with contract manufacturers and suppliers that either allow them to procure inventory based upon criteria as defined by the Company or establish the parameters defining the Company's requirements. A significant portion of the Company's reported purchase commitments arising from these agreements consists of firm, noncancelable, and unconditional commitments. In certain instances, these agreements allow the Company the option to cancel, reschedule, and adjust the Company's requirements based on its business needs prior to firm orders being placed. As of January 26, 2013 and July 28, 2012, the Company had total purchase commitments for inventory of $3,824 million and $3,869 million, respectively.
The Company records a liability for firm, noncancelable, and unconditional purchase commitments for quantities in excess of its future demand forecasts consistent with the valuation of the Company's excess and obsolete inventory. As of January 26, 2013 and July 28, 2012, the liability for these purchase commitments was $169 million and $193 million, respectively, and was included in other current liabilities.

(c)	Other Commitments
In connection with the Company's business combinations and asset purchases, the Company has agreed to pay certain additional amounts contingent upon the achievement of certain agreed-upon technology, development, product, or other milestones or the continued employment with the Company of certain employees of the acquired entities. The Company recognized such compensation expense of $23 million and $14 million during the three months ended January 26, 2013 and January 28, 2012, respectively, and $35 million and $28 million during the six months ended January 26, 2013 and January 28, 2012, respectively. As of January 26, 2013, the Company estimated that future compensation expense and contingent consideration of up to $1.1 billion may be required to be recognized pursuant to the applicable business combination and asset purchase agreements, which included a maximum potential $863 million in milestone payments related to Insieme as more fully discussed in the subsection entitled "Insieme" within section (d) immediately below.
The Company also has certain funding commitments, primarily related to its investments in privately held companies and venture funds, some of which are based on the achievement of certain agreed-upon milestones, and some of which are required to be funded on demand. The funding commitments were $133 million and $120 million as of January 26, 2013 and July 28, 2012, respectively.

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
As of January 26, 2013, the Company's cumulative gross investment in VCE was approximately $457 million, inclusive of accrued interest, and its ownership percentage was approximately 35%.
The Company accounts for its investment in VCE under the equity method, and its portion of VCE's net loss is recognized in other income (loss), net. The Company's consolidated share of VCE's losses, based upon its portion of the overall funding, was approximately 36.8% for each of the three and six months ended January 26, 2013 and January 28, 2012. As of January 26, 2013, the Company has recorded cumulative losses from VCE of $325 million since inception, of which losses of $44 million and $55 million were recorded for the three months ended January 26, 2013 and January 28, 2012, respectively, and a loss of $86 million was recorded for each of the six months ended January 26, 2013 and January 28, 2012. The Company's carrying value in VCE as of January 26, 2013 of $132 million is recorded in other assets.
Over the next 12 months, as VCE scales its operations, the Company expects that it will make additional investments in VCE and may incur additional losses proportionate with the Company's share ownership.
From time to time, EMC and Cisco may enter into guarantee agreements on behalf of VCE to indemnify third parties, such as customers, for monetary damages. Such guarantees were not material as of January 26, 2013.
Insieme In the third quarter of fiscal 2012, the Company made an investment in Insieme, an early stage company focused on research and development in the data center market. As set forth in the agreement between the Company and Insieme, this investment includes $100 million of funding and a license to certain of the Company's technology. In addition, pursuant to a November 2012 amendment to the agreement between the Company and Insieme, the Company agreed to invest an additional $35 million in Insieme upon the satisfaction of certain conditions. As of January 26, 2013, the Company owned approximately 87% of Insieme as a result of these investments and has consolidated the results of Insieme in its Consolidated Financial Statements.
The net loss attributable to the noncontrolling interests was not presented separately in the Consolidated Statements of Operations due to the amount being immaterial. In connection with this investment, the Company and Insieme have entered into a put/call option agreement that provides the Company with the right to purchase the remaining interests in Insieme. In addition, the noncontrolling interest holders can require the Company to purchase their shares upon the occurrence of certain events. If the Company acquires the remaining interests of Insieme, the noncontrolling interest holders are eligible to receive two milestone payments, which will be determined using agreed-upon formulas based on revenue for certain of Insieme's products. The Company will begin recognizing the amounts due under the milestone payments when it is determined that such payments are probable of being earned, which the Company expects may be in fiscal 2014. When such a determination is made, the milestone payments will then be recorded as compensation expense by the Company based on an estimate of the fair value of the amounts probable of being earned, pursuant to a vesting schedule. Subsequent changes to the fair value of the amounts probable of being earned and the continued vesting will result in adjustments to the recorded compensation expense. The maximum amount that could be recorded as compensation expense by the Company is approximately $863 million. This maximum amount was increased from the previous maximum of $750 million due to a November 2012 amendment to the agreement, as the parties recognized that higher staffing levels may be necessary to perform additional product development. The milestone payments, if earned, are expected to be paid primarily during fiscal 2016 and fiscal 2017.
Other Variable Interest Entities In the ordinary course of business, the Company has investments in other privately held companies and provides financing to certain customers. These other privately held companies and customers may be considered to be variable interest entities. The Company evaluates on an ongoing basis its investments in these other privately held companies and its customer financings and has determined that as of January 26, 2013 there were no other variable interest entities required to be consolidated in the Company's Consolidated Financial Statements.

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

(e)	Product Warranties and Guarantees
The following table summarizes the activity related to product warranty liability during the six months ended January 26, 2013 and January 28, 2012 (in millions):

	Six Months Ended
	January 26, 2013	January 28, 2012
Balance at beginning of period	$415	$342
Provision for warranties issued	319	331
Payments	(310)	(266)
Balance at end of period	$424	$407
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
The Company also provides financing guarantees, which are generally for various third-party financing arrangements to channel partners and other end-user customers. See Note 7 to the Consolidated Financial Statements. The Company's other guarantee arrangements as of January 26, 2013 and July 28, 2012 that were subject to recognition and disclosure requirements were not material.

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
The asserted claims by Brazilian federal tax authorities are for calendar years 2003 through 2008, and the asserted claims by the tax authorities from the state of Sao Paulo, are for calendar years 2005 through 2007. The total asserted claims by Brazilian state and federal tax authorities aggregate to approximately $426 million for the alleged evasion of import and other taxes, approximately $1.1 billion for interest, and approximately $1.9 billion for various penalties, all determined using an exchange rate as of January 26, 2013. The Company has completed a thorough review of the matters and believes the asserted claims against the Company's Brazilian subsidiary are without merit, and the Company is defending the claims vigorously. While the Company believes there is no legal basis for the alleged liability, due to the complexities and uncertainty surrounding the judicial process in Brazil and the nature of the claims asserting joint liability with the importer, the Company is unable to determine the likelihood of an unfavorable outcome against its Brazilian subsidiary and is unable to reasonably estimate a range of loss, if any. The Company does not expect a final judicial determination for several years.

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
The Company and a service provider customer are subject to patent claims asserted by TiVo, Inc. on June 4, 2012 in the Federal District Court for the Eastern District of Texas.  TiVo alleges that the Company's digital video recorders deployed by the service provider customer infringe certain of its patents.  TiVo seeks monetary damages and injunctive relief.  The trial on these claims is scheduled to begin in March 2014.  The Company intends to show at trial that its products do not use the technology described in the patents.
TiVo previously filed a similar patent lawsuit against the same service provider customer, accusing digital video recorders manufactured by one of the Company's competitors.  The outcome of that case, which is scheduled for trial in May 2013, could have an impact on the timing and outcome of the Company's case.  Due to the uncertainty surrounding the litigation process, which involves numerous defendants, the Company is unable to reasonably estimate the ultimate outcome of this litigation at this time.
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
In September 2001, the Company's Board of Directors authorized a stock repurchase program. As of January 26, 2013, the Company's Board of Directors had authorized an aggregate repurchase of up to $82 billion of common stock under this program, and the remaining authorized repurchase amount was $5.1 billion with no termination date. A summary of the stock repurchase activity under the stock repurchase program, reported based on the trade date, is summarized as follows (in millions, except per-share amounts):

	Shares Repurchased	Weighted- Average Price per Share	Amount Repurchased
Cumulative balance at July 28, 2012	3,740	$20.36	$76,133
Repurchase of common stock under the stock repurchase program	40	18.73	753
Cumulative balance at January 26, 2013	3,780	$20.34	$76,886

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

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
During the six months ended January 26, 2013, the Company declared and paid cash dividends of $0.28 per common share, or $1.5 billion, on the Company's outstanding common stock. During the six months ended January 28, 2012, the Company declared and paid cash dividends of $0.12 per common share, or $644 million, on the Company's outstanding common stock.
Any future dividends will be subject to the approval of the Company's Board of Directors.

(c)	Other Repurchases of Common Stock
For the six months ended January 26, 2013 and January 28, 2012, the Company repurchased approximately 11 million and 9 million shares, or $212 million and $145 million, of common stock, respectively, in settlement of employee tax withholding obligations due upon the vesting of restricted stock or stock units.

(d)	Accumulated Other Comprehensive Income
The components of AOCI, net of tax, and the other comprehensive income (loss), excluding noncontrolling interest, for the six months ended January 26, 2013 and January 28, 2012 are summarized as follows (in millions):

	Net Unrealized Gains on Investments	Net Unrealized Gains (Losses) Cash Flow Hedging Instruments	Cumulative Translation Adjustment and Other	Accumulated Other Comprehensive Income
BALANCE AT JULY 28, 2012	$409	$(53)	$305	$661
Other comprehensive income attributable to Cisco Systems, Inc.	52	65	120	237
BALANCE AT JANUARY 26, 2013	$461	$12	$425	$898

	Net Unrealized Gains on Investments	Net Unrealized Gains (Losses) Cash Flow Hedging Instruments	Cumulative Translation Adjustment and Other	Accumulated Other Comprehensive Income
BALANCE AT JULY 30, 2011	$487	$6	$801	$1,294
Other comprehensive loss attributable to Cisco Systems, Inc.	(59)	(68)	(317)	(444)
BALANCE AT JANUARY 28, 2012	$428	$(62)	$484	$850

14.	Employee Benefit Plans

(a)	Employee Stock Incentive Plans
Stock Incentive Plan Program Description   As of January 26, 2013, the Company had five stock incentive plans: the 2005 Stock Incentive Plan (the "2005 Plan"); the 1996 Stock Incentive Plan (the "1996 Plan"); the 1997 Supplemental Stock Incentive Plan (the "Supplemental Plan"); the Cisco Systems, Inc. SA Acquisition Long-Term Incentive Plan (the "SA Acquisition Plan"); and the Cisco Systems, Inc. WebEx Acquisition Long-Term Incentive Plan (the "WebEx Acquisition Plan"). In addition, the Company has, in connection with the acquisitions of various companies, assumed the share-based awards granted under stock incentive plans of the acquired companies or issued share-based awards in replacement thereof. Share-based awards are designed to reward employees for their long-term contributions to the Company and provide incentives for them to remain with the Company. The number and frequency of share-based awards are based on competitive practices, operating results of the Company, government regulations, and other factors. Since the inception of the stock incentive plans, the Company has granted share-based awards to a significant percentage of its employees, and the majority has been granted to employees below the vice president level. The Company's primary stock incentive plans are summarized as follows:
2005 Plan As amended on November 15, 2007, the maximum number of shares issuable under the 2005 Plan over its term is 559 million shares plus the amount of any shares underlying awards outstanding on November 15, 2007 under the 1996 Plan,

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

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
The Company has an Employee Stock Purchase Plan, which includes its subplan, the International Employee Stock Purchase Plan (together, the "Purchase Plan"), under which 471.4 million shares of the Company's common stock have been reserved for issuance as of January 26, 2013. Eligible employees are offered shares through a 24-month offering period, which consists of four consecutive 6-month purchase periods. Employees may purchase a limited number of shares of the Company's stock at a discount of up to 15% of the lesser of the market value at the beginning of the offering period or the end of each 6-month purchase period. The Purchase Plan is scheduled to terminate on January 3, 2020. The Company issued 18 million shares under the Purchase Plan during each of the six months ended January 26, 2013 and January 28, 2012. As of January 26, 2013, 69 million shares were available for issuance under the Purchase Plan.

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

(c)	Summary of Share-Based Compensation Expense
Share-based compensation expense consists primarily of expenses for stock options, stock purchase rights, restricted stock, and restricted stock units granted to employees. The following table summarizes share-based compensation expense (in millions):

	Three Months Ended		Six Months Ended
	January 26, 2013	January 28, 2012	January 26, 2013	January 28, 2012
Cost of sales - product	$11	$14	$21	$27
Cost of sales - service	36	40	71	77
Share-based compensation expense in cost of sales	47	54	92	104
Research and development	72	99	156	200
Sales and marketing	135	149	265	291
General and administrative	48	54	98	102
Restructuring and other charges	—	(2)	(3)	(2)
Share-based compensation expense in operating expenses	255	300	516	591
Total share-based compensation expense	$302	$354	$608	$695
As of January 26, 2013, the total compensation cost related to unvested share-based awards not yet recognized was $2.3 billion, which is expected to be recognized over approximately 2.6 years on a weighted-average basis. The income tax benefit for share-based compensation expense was $80 million and $159 million for the three and six months ended January 26, 2013, respectively, and $93 million and $183 million for the three and six months ended January 28, 2012, respectively.
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

(d)	Share-Based Awards Available for Grant
A summary of share-based awards available for grant is as follows (in millions):

Share-Based Awards Available for Grant
BALANCE AT JULY 30, 2011	255
Restricted stock, stock units, and other share-based awards granted	(95)
Share-based awards canceled/forfeited/expired	64
Other	(6)
BALANCE AT JULY 28, 2012	218
Restricted stock, stock units, and other share-based awards granted	(78)
Share-based awards canceled/forfeited/expired	89
Other	(3)
BALANCE AT JANUARY 26, 2013	226

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
A summary of the restricted stock and stock unit activity, which includes time-based and performance-based or market-based restricted stock units, is as follows (in millions, except per-share amounts):

	Restricted Stock/Stock Units	Weighted-Average Grant Date Fair Value per Share	Aggregated Fair Market Value
UNVESTED BALANCE AT JULY 30, 2011	116	$21.50
Granted and assumed	65	17.45
Vested	(35)	21.94	$580
Canceled/forfeited	(18)	20.38
UNVESTED BALANCE AT JULY 28, 2012	128	19.46
Granted and assumed	55	17.35
Vested	(33)	21.03	$624
Canceled/forfeited	(5)	18.33
UNVESTED BALANCE AT JANUARY 26, 2013	145	$18.35
The valuation of RSUs is summarized as follows:

	Three Months Ended		Six Months Ended
	January 26, 2013	January 28, 2012	January 26, 2013	January 28, 2012
Number of shares granted (in millions)	37	33	48	44

Weighted- average grant date fair value per share	$17.07	$17.88	$17.20	$17.34
Expected dividend yield	3.1%	1.3%	3.0%	1.3%
In addition to the RSUs in the preceding table, the Company granted approximately 4 million performance-based stock unit awards ("PRSUs") during the first quarter of fiscal 2013. The Company granted approximately 1 million and 2 million such awards for the three and six months ended January 28, 2012, respectively. These PRSUs are contingent on the achievement of the Company's financial performance metrics or its comparative market-based returns. On the date of grant, the Company estimated the fair value of restricted stock units with market-based conditions using a Monte Carlo simulation model. The Company used the assumptions in the preceding table to determine the grant date fair value of restricted stock units with performance metrics conditions.

(f)	Stock Option Awards
A summary of the stock option activity is as follows (in millions, except per-share amounts):

	STOCK OPTIONS OUTSTANDING
	Number Outstanding	Weighted-Average Exercise Price per Share
BALANCE AT JULY 30, 2011	621	$21.79
Assumed from acquisitions	1	2.08
Exercised	(66)	13.51
Canceled/forfeited/expired	(36)	23.40
BALANCE AT JULY 28, 2012	520	22.68
Assumed from acquisitions	7	0.92
Exercised	(26)	15.25
Canceled/forfeited/expired	(82)	21.32
BALANCE AT JANUARY 26, 2013	419	$23.08

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The following table summarizes significant ranges of outstanding and exercisable stock options as of January 26, 2013 (in millions, except years and share prices):

	STOCK OPTIONS OUTSTANDING				STOCK OPTIONS EXERCISABLE
Range of Exercise Prices	Number Outstanding	Weighted-Average Remaining Contractual Life (in Years)	Weighted-Average Exercise Price per Share	Aggregate Intrinsic Value	Number Exercisable	Weighted-Average Exercise Price per Share	Aggregate Intrinsic Value
$ 0.01 – 15.00	11	5.80	$4.83	$181	7	$7.20	$91
15.01 – 18.00	69	1.66	17.79	232	69	17.79	231
18.01 – 20.00	86	0.86	19.17	170	86	19.17	170
20.01 – 25.00	129	2.48	22.77	7	128	22.77	8
25.01 – 35.00	124	3.62	30.69	—	123	30.71	—
Total	419	2.44	$23.08	$590	413	$23.31	$500
The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based on the Company's closing stock price of $21.15 as of January 25, 2013, which would have been received by the option holders had those option holders exercised their stock options as of that date. The total number of in-the-money stock options exercisable as of January 26, 2013 was 174 million. As of July 28, 2012, 512 million outstanding stock options were exercisable and the weighted-average exercise price was $22.65.

15.	Income Taxes
The following table provides details of income taxes (in millions, except percentages):

	Three Months Ended		Six Months Ended
	January 26, 2013	January 28, 2012	January 26, 2013	January 28, 2012
Income before provision for (benefit from) income taxes	$2,780	$2,749	$5,411	$4,994
Provision for (benefit from) income taxes	$(363)	$567	$176	$1,035
Effective tax rate	(13.1)%	20.6%	3.3%	20.7%
As discussed further below, the effective tax rate for the three and six months ended January 26, 2013 reflected the Company's recognition of total tax benefits of approximately $926 million related to a tax settlement with the Internal Revenue Service (“IRS”) and the reinstatement of the U.S. federal research and development (“R&D”) tax credit on January 2, 2013.
In the second quarter of fiscal 2013, the IRS and the Company settled all outstanding items related to the audit of the Company's federal income tax returns for the fiscal years ended July 27, 2002 through July 28, 2007. As a result of the settlement, the Company increased its income tax receivable by $733 million and recognized a net benefit to the provision for income taxes of $794 million, which included a reduction in interest expense of $157 million. The Company is no longer subject to U.S. federal income tax audit through fiscal 2007.
As a result of the IRS tax settlement, the amount of gross unrecognized tax benefits was reduced by approximately $1.0 billion, of which $154 million, which was previously paid by the Company, became certain as a result of completing the audit. The total amount of gross unrecognized tax benefits was $1.9 billion as of January 26, 2013, of which $1.6 billion would affect the effective tax rate if realized. Although timing of the resolution of audits is highly uncertain, the Company does not believe it is reasonably possible that the total amount of unrecognized tax benefits as of January 26, 2013 will materially change in the next 12 months.
In the second quarter of fiscal 2013, the American Taxpayer Relief Act of 2012 reinstated the U.S. federal R&D tax credit, retroactive to January 1, 2012. As a result, during the three months ended January 26, 2013, the Company recognized total tax benefits of $132 million, of which $72 million related to fiscal 2012 R&D expenses.

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
Summarized financial information by segment for the three and six months ended January 26, 2013 and January 28, 2012, based on the Company's internal management system and as utilized by the Company's Chief Operating Decision Maker ("CODM"), is as follows (in millions):

	Three Months Ended		Six Months Ended
	January 26, 2013	January 28, 2012	January 26, 2013	January 28, 2012
Net sales:
Americas	$7,136	$6,552	$14,159	$13,140
EMEA	3,093	3,250	5,934	6,095
APJC	1,869	1,725	3,881	3,548
Total	$12,098	$11,527	$23,974	$22,783
Gross margin:
Americas	4,413	4,106	8,881	8,266
EMEA	2,008	2,095	3,806	3,849
APJC	1,121	992	2,297	2,100
Segment total	7,542	7,193	14,984	14,215
Unallocated corporate items	(199)	(128)	(402)	(260)
Total	$7,343	$7,065	$14,582	$13,955
Net sales in the United States, which is included in the Americas, were $6.1 billion and $5.6 billion for the three months ended January 26, 2013 and January 28, 2012, respectively, and were $12.2 billion and $11.2 billion for the six months ended January 26, 2013 and January 28, 2012, respectively.

(b)	Net Sales for Groups of Similar Products and Services
The Company designs, manufactures, and sells Internet Protocol ("IP")-based networking and other products related to the communications and IT industry and provides services associated with these products and their use. The Company groups its products and technologies into the following categories: Switching, NGN Routing, Service Provider Video, Collaboration, Data Center, Wireless, Security, and Other Products. These products, primarily integrated by Cisco IOS Software, link geographically dispersed local-area networks ("LANs"), metropolitan-area networks ("MANs"), and wide-area networks ("WANs"). The Company has made certain reclassifications to the prior period amounts to conform to the current period's presentation.

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The following table presents net sales for groups of similar products and services (in millions):

	Three Months Ended		Six Months Ended
	January 26, 2013	January 28, 2012	January 26, 2013	January 28, 2012
Net sales:
Switching	$3,724	$3,621	$7,340	$7,308
NGN Routing	1,946	2,068	3,998	4,162
Service Provider Video	1,220	1,014	2,368	1,897
Collaboration	945	1,060	1,965	2,168
Data Center	548	333	965	592
Wireless	520	409	1,006	762
Security	336	333	674	652
Other	198	280	418	529
Product	9,437	9,118	18,734	18,070
Service	2,661	2,409	5,240	4,713
Total	$12,098	$11,527	$23,974	$22,783

(c)	Additional Segment Information
The majority of the Company's assets, excluding cash and cash equivalents and investments, as of January 26, 2013 and July 28, 2012 were attributable to its U.S. operations. The Company's total cash and cash equivalents and investments held by various foreign subsidiaries were $39.4 billion and $42.5 billion as of January 26, 2013 and July 28, 2012, respectively, and the remaining $7.0 billion and $6.2 billion at the respective period ends was available in the United States.
Property and equipment information is based on the physical location of the assets. The following table presents property and equipment information for geographic areas (in millions):

	January 26, 2013	July 28, 2012
Property and equipment, net:
United States	$2,808	$2,842
International	595	560
Total	$3,403	$3,402

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

17.	Net Income per Share
The following table presents the calculation of basic and diluted net income per share (in millions, except per-share amounts):

	Three Months Ended		Six Months Ended
	January 26, 2013	January 28, 2012	January 26, 2013	January 28, 2012
Net income	$3,143	$2,182	$5,235	$3,959
Weighted-average shares - basic	5,318	5,368	5,310	5,381
Effect of dilutive potential common shares	39	33	34	23
Weighted-average shares - diluted	5,357	5,401	5,344	5,404
Net income per share - basic	$0.59	$0.41	$0.99	$0.74
Net income per share - diluted	$0.59	$0.40	$0.98	$0.73
Antidilutive employee share-based awards, excluded	324	532	519	692
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
Overview
We design, manufacture, and sell Internet Protocol ("IP") based networking and other products related to the communications and information technology ("IT") industry and provide services associated with these products and their use. We provide a broad line of products for transporting data, voice, and video within buildings, across campuses, and around the world. Our products are designed to transform how people connect, communicate, and collaborate. Our products are utilized at enterprise businesses, public institutions, telecommunications companies and other service providers, commercial businesses, and personal residences.
A summary of our results is as follows (in millions, except percentages and per-share amounts):

	Three Months Ended				Six Months Ended
	January 26, 2013	January 28, 2012	Variance		January 26, 2013	January 28, 2012	Variance

Net sales	$12,098	$11,527	5.0%		$23,974	$22,783	5.2%
Gross margin percentage	60.7%	61.3%	(0.6)	pts	60.8%	61.3%	(0.5)	pts
Research and development	$1,452	$1,339	8.4%		$2,883	$2,714	6.2%
Sales and marketing	$2,387	$2,395	(0.3)%		$4,803	$4,847	(0.9)%
General and administrative	$584	$497	17.5%		$1,144	$1,049	9.1%
Total R&D, sales and marketing, general and administrative	$4,423	$4,231	4.5%		$8,830	$8,610	2.6%
Total as a percentage of revenue	36.6%	36.7%	(0.1)	pts	36.8%	37.8%	(1.0)	pts
Amortization of purchased intangible assets	$118	$97	21.6%		$240	$196	22.4%
Restructuring and other charges	$13	$3	333.3%		$72	$205	(64.9)%
Operating income as a percentage of revenue	23.1%	23.7%	(0.6)	pts	22.7%	21.7%	1.0	pts
Income tax percentage	(13.1)%	20.6%	(33.7)	pts	3.3%	20.7%	(17.4)	pts
Net income	$3,143	$2,182	44.0%		$5,235	$3,959	32.2%
Net income as a percentage of revenue	26.0%	18.9%	7.1	pts	21.8%	17.4%	4.4	pts
Earnings per share-diluted	$0.59	$0.40	47.5%		$0.98	$0.73	34.2%

Three Months Ended January 26, 2013 Compared with Three Months Ended January 28, 2012
For the second fiscal quarter of fiscal 2013, diluted earnings per share increased by 48% from the prior year period, a result of both a 44% increase in net income and a decline in our diluted share count by 44 million shares. Approximately 96% of the increase in net income was due to our recognition of total tax benefits of $926 million, based primarily on the IRS completing its audit of our federal income tax returns for fiscal 2002 through fiscal 2007 and the reinstatement of the U.S. federal R&D tax credit.
We continued to execute on our plan to deliver profitable growth over the long term by maintaining our focus on operational excellence and portfolio management. Net sales increased 5% with net product sales increasing 3% and service revenue increasing 10%. The net product sales increase was in large part due to our acquisition of NDS, which was completed at the beginning of fiscal 2013. Operating income as a percentage of revenue decreased by 0.6 percentage points, primarily as a result of a lower gross margin percentage. Contributing to the lower gross margin percentage was higher amortization of purchased intangible assets resulting from recent acquisitions.
For the second quarter of fiscal 2013, as compared with the prior year period, revenue increased by $0.6 billion. The Americas contributed $0.6 billion of the increase led by a sales increase of 9% in the United States. APJC contributed $0.1 billion to the revenue increase led by strong sales growth in India. We continued to experience weakness in the European economy, and we expect that this could continue in the future. Revenue in our EMEA segment declined by $0.2 billion, with revenue declines in France, Germany, and the United Kingdom being only partially offset by solid revenue growth in Russia and certain other countries in the segment.
For the second quarter of fiscal 2013, as compared with the prior year period, net product sales and service revenue each increased by $0.3 billion. The product sales increase was driven by the following: an increase of $0.2 billion from Service Provider Video driven by the acquisition of NDS at the beginning of fiscal 2013; an increase of $0.2 billion from Data Center products, due to continued strong customer demand; an increase of $0.1 billion from Wireless products, due to continued demand for these solutions, and an increase of $0.1 billion from our Switching Products. These sales increases, along with the service revenue contribution, reflect, in our view, the success we are experiencing with our technology architectures and our ability to deliver customer solutions, particularly in the enterprise and service provider data center and cloud environments.
The continuing weakness we experienced in the second quarter in the EMEA segment and with regard to global public sector spending, especially in the United States, contributed to a net product sales decrease of $0.1 billion in our Collaboration product category. We also experienced a decrease of $0.1 billion in our NGN Routing product category, driven by sales declines in APJC, in particular China, and EMEA. In addition, sales in our Other product category decreased by $0.1 billion due in large part to lower sales of Linksys home networking products and lower sales of other networking products.
In summary, during the second quarter of fiscal 2013, we continued to execute on our plan to deliver profitable growth over the long term. We did so as we continued to experience the global macroeconomic challenges we faced in recent quarters including, in particular, weakness in the European economy, lower global public sector spending, and a conservative approach to IT-related capital spending by our other customers.
Six Months Ended January 26, 2013 Compared with Six Months Ended January 28, 2012
Diluted earnings per share increased by 34% from the prior year, a result of both a 32% increase in net income and a decline by our diluted share count of 60 million shares. A significant portion of the favorable increase in net income was attributable to the tax benefits recognized in the second quarter of fiscal 2013 discussed above. Net sales increased 5%, with net product sales increasing 4% and service revenue increasing 11%. The increase in net product sales was due in large part to our acquisition of NDS. We achieved net sales increases in our Americas and APJC geographic segments while net sales in our EMEA geographic segment declined. Total gross margin decreased by 0.5 percentage points. As a percentage of revenue, research and development, sales and marketing, and general and administrative expenses collectively declined by 1.0 percentage point primarily due to lower sales and marketing expenses. Operating income as a percentage of revenue increased by 1.0 percentage point, primarily as a result of lower restructuring charges and effective expense management.
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
Market transitions for which we are primarily focused include those related to the increased role of virtualization/the cloud, video, collaboration, networked mobility technologies, the transition from Internet Protocol Version 4 to Internet Protocol Version 6, and the Internet of Everything. For example, a market in which a significant market transition is underway is the enterprise data center market, where a transition to virtualization / the cloud is rapidly evolving. There is a continued growing awareness that intelligent networks are becoming the platform for productivity improvement and global competitiveness. We believe that disruption in the enterprise data center market is accelerating, due to changing technology trends such as the increasing adoption of virtualization, the rise in scalable processing, and the advent of cloud computing and cloud-based IT resource deployments and business models. These key terms are defined as follows:

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
We believe that the architectural approach that we have undertaken in the enterprise data center market is adaptable to other markets. An example of a market where we aim to apply this approach is mobility, where growth of IP traffic on handheld devices is driving the need for more robust architectures, equipment and services in order to accommodate not only an increasing number of worldwide mobile device users, but also increased user demand for broadband-quality business network and consumer web applications to be delivered on such devices. A key term in this mobility-centered market transition is “BYOD,” an acronym for “bring your own device,” which in the context of IT usage in companies, universities, and other organizations refers to the growing trend of employees, customers, students, and others associated with such entities to bring and use their own laptop computers, smartphones, tablets or other mobile devices for their work or participation, instead of using equipment provided by the organization.
With regard to this market transition, to help such organizations meet the demands of increasing BYOD usage, our product development strategy involves a comprehensive architectural approach that will allow for, among other things, a unified security policy across the whole organization; a simplified operations and network management structure that understands application performance from a user's perspective, enhances troubleshooting capability and lowers network operating costs; and an uncompromised user experience over the organization's entire wireless and wired network that embraces use of any kind of device. Our mobility-related products and solutions reflect this architectural-based approach.
Other market transitions on which we are focusing particular attention include those related to the convergence of video, collaboration, and networked mobility technologies, which we believe will drive productivity and growth in network loads and which convergence appears to be evolving even more quickly and more significantly than we had previously anticipated. Cisco TelePresence systems are one example of product offerings that have incorporated video, collaboration, and networked mobility technologies, as customers evolve their communications and business models. More generally, we are focused on simplifying and expanding the creation, distribution, and use of end-to-end video solutions for businesses and consumers.
Another market transition on which we are focusing is the move toward more programmable, flexible, and virtual networks.  This move to network programmability encompasses technologies such as software-defined networking and is focused on moving from a hardware-centric approach for networking to a virtualized network environment that is designed to enable flexible, application-driven customization of network infrastructures. We believe the successful products and solutions in this market will combine application-specific-integrated-circuits (“ASICs”) with hardware and software elements together to meet customers' total cost of ownership, quality, security, scalability and experience requirements. In our view, there is no single architecture that supports all customer requirements in this area. Our strategy is targeted to address a broad range of specific customer use cases.
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
Other Key Financial Measures
The following is a summary of our other key financial measures for the second quarter and first six months of fiscal 2013 (in millions, except days sales outstanding in accounts receivable ("DSO") and annualized inventory turns):

	January 26, 2013	July 28, 2012
Cash and cash equivalents and investments	$46,376	$48,716
Deferred revenue	$13,321	$12,880
DSO	34 days	34 days
Inventories	$1,574	$1,663
Annualized inventory turns	11.6	11.7

	Six Months Ended
	January 26, 2013	January 28, 2012
Cash provided by operating activities	$5,814	$5,434
Repurchases of common stock - stock repurchase program	$753	$2,010
Dividends	$1,487	$644

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
Revenue deferrals relate to the timing of revenue recognition for specific transactions based on financing arrangements, service, support, and other factors. Financing arrangements may include sales-type, direct-financing, and operating leases, loans, and guarantees of third-party financing. Our deferred revenue for products was $4.3 billion and $3.7 billion as of January 26, 2013 and July 28, 2012, respectively. Technical support services revenue is deferred and recognized ratably over the period during which the services are to be performed, which typically is from one to three years. Advanced services revenue is recognized upon delivery or completion of performance. Our deferred revenue for services was $9.1 billion and $9.2 billion as of January 26, 2013 and July 28, 2012, respectively.

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
Allowances for Receivables and Sales Returns
The allowances for receivables were as follows (in millions, except percentages):

	January 26, 2013	July 28, 2012
Allowance for doubtful accounts	$218	$207
Percentage of gross accounts receivable	4.7%	4.5%
Allowance for credit loss - lease receivables	$247	$247
Percentage of gross lease receivables	6.6%	7.2%
Allowance for credit loss - loan receivables	$101	$122
Percentage of gross loan receivables	5.7%	6.8%
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
A reserve for future sales returns is established based on historical trends in product return rates. The reserve for future sales returns as of both January 26, 2013 and July 28, 2012 was $129 million and was recorded as a reduction of our accounts receivable. If the actual future returns were to deviate from the historical data on which the reserve had been established, our revenue could be adversely affected.
Inventory Valuation and Liability for Purchase Commitments with Contract Manufacturers and Suppliers
Our inventory balance was $1.6 billion and $1.7 billion as of January 26, 2013 and July 28, 2012, respectively. Inventory is written down based on excess and obsolete inventories determined primarily by future demand forecasts. Inventory write-downs are measured as the difference between the cost of the inventory and market, based upon assumptions about future demand, and are charged to the provision for inventory, which is a component of our cost of sales. At the point of the loss recognition, a new, lower cost basis for that inventory is established, and subsequent changes in facts and circumstances do not result in the restoration or increase in that newly established cost basis.
We record a liability for firm, noncancelable, and unconditional purchase commitments with contract manufacturers and suppliers for quantities in excess of our future demand forecasts consistent with the valuation of our excess and obsolete inventory. As of January 26, 2013, the liability for these purchase commitments was $169 million, compared with $193 million as of July 28, 2012, and was included in other current liabilities. Our provision for inventory was $63 million and $53 million for the first six months of fiscal 2013 and 2012, respectively. The provision for the liability related to purchase commitments with contract manufacturers and suppliers was $40 million and $51 million for the first six months of fiscal 2013 and 2012, respectively.

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
Warranty Costs
The liability for product warranties, included in other current liabilities, was $424 million as of January 26, 2013, compared with $415 million as of July 28, 2012. See Note 12 to the Consolidated Financial Statements. Our products are generally covered by a warranty for periods ranging from 90 days to five years, and for some products we provide a limited lifetime warranty. We accrue for warranty costs as part of our cost of sales based on associated material costs, technical support labor costs, and associated overhead. Material cost is estimated based primarily upon historical trends in the volume of product returns within the warranty period and the cost to repair or replace the equipment. Technical support labor cost is estimated based primarily upon historical trends in the rate of customer cases and the cost to support the customer cases within the warranty period. Overhead cost is applied based on estimated time to support warranty activities.
The provision for product warranties issued during the first six months of fiscal 2013 and 2012 was $319 million and $331 million, respectively. The decrease in the provision for warranties occurred principally due to a warranty charge incurred on a specific product during the second quarter of fiscal 2012. If we experience an increase in warranty claims compared with our historical experience, or if the cost of servicing warranty claims is greater than expected, our profitability could be adversely affected.
Share-Based Compensation Expense
Share-based compensation expense is presented as follows (in millions):

	Six Months Ended
	January 26, 2013	January 28, 2012	Variance
Share-based compensation expense	$608	$695	$(87)
Restricted stock units are valued using the market value of our common stock on the date of grant, discounted for the present value of expected dividends. Restricted stock unit awards with market-based conditions are valued using a Monte Carlo simulation. See Note 14 to the Consolidated Financial Statements.
The determination of the fair value of employee stock options and employee stock purchase rights on the date of grant using an option-pricing model is affected by our stock price as well as assumptions regarding a number of highly complex and subjective variables. For employee stock options and employee stock purchase rights, these variables include, but are not limited to, the expected stock price volatility over the term of the awards, the risk-free interest rate, and expected dividends as of the grant date. For employee stock options, we historically have used the implied volatility for two-year traded options on our stock as the expected volatility assumption required in the lattice-binomial model. For employee stock purchase rights, we used the implied volatility for traded options (with lives corresponding to the expected life of the employee stock purchase rights) on our stock. The selection of the implied volatility approach was based upon the availability of actively traded options on our stock and our assessment that implied volatility is more representative of future stock price trends than historical volatility. The valuation of employee stock options is also impacted by kurtosis and skewness, which are technical measures of the distribution of stock price returns and the actual and projected employee stock option exercise behaviors.
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
Fair Value Measurements
Our fixed income and publicly traded equity securities, collectively, are reflected in the Consolidated Balance Sheets at a fair value of $39.5 billion as of January 26, 2013, compared with $38.9 billion as of July 28, 2012. Our fixed income investment portfolio, as of January 26, 2013, consisted primarily of high-quality investment-grade securities. See Note 8 to the Consolidated Financial Statements.

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
The inputs and fair value are reviewed for reasonableness, may be further validated by comparison to publicly available information, and could be adjusted based on market indices or other information that management deems material to its estimate of fair value. The assessment of fair value can be difficult and subjective. However, given the relative reliability of the inputs we use to value our investment portfolio, and because substantially all of our valuation inputs are obtained using quoted market prices for similar or identical assets, we do not believe that the nature of estimates and assumptions affected by levels of subjectivity and judgment was material to the valuation of the investment portfolio as of January 26, 2013. We had no Level 3 investments in our total portfolio as of January 26, 2013.
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
There were no impairment charges on our investments in publicly traded equity securities and fixed income securities in the first six months of fiscal 2013 and fiscal 2012. Our ongoing consideration of all the factors described previously could result in additional impairment charges in the future, which could adversely affect our net income.
We also have investments in privately held companies, some of which are in the startup or development stages. As of January 26, 2013, our investments in privately held companies were $869 million, compared with $858 million as of July 28, 2012, and were included in other assets. See Note 6 to the Consolidated Financial Statements. We monitor these investments for events or circumstances indicative of potential impairment, and we will make appropriate reductions in carrying values if we determine that an impairment charge is required, based primarily on the financial condition and near-term prospects of these companies. These investments are inherently risky because the markets for the technologies or products these companies are developing are typically in the early stages and may never materialize. Our impairment charges on investments in privately held companies were $18 million and $2 million for the first six months of fiscal 2013 and 2012, respectively.

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
The goodwill recorded in the Consolidated Balance Sheets as of January 26, 2013 and July 28, 2012 was $21.4 billion and $17.0 billion, respectively. The increase in goodwill for the first six months of fiscal 2013 was due in large part to our acquisitions of NDS and Meraki Inc. ("Meraki"). In response to changes in industry and market conditions, we could be required to strategically realign our resources and consider restructuring, disposing of, or otherwise exiting businesses, which could result in an impairment of goodwill. There was no impairment of goodwill in the first six months of fiscal 2013 and 2012.
We make judgments about the recoverability of purchased intangible assets with finite lives whenever events or changes in circumstances indicate that an impairment may exist. Recoverability of purchased intangible assets with finite lives is measured by comparing the carrying amount of the asset to the future undiscounted cash flows the asset is expected to generate. We review indefinite-lived intangible assets for impairment annually or whenever events or changes in circumstances indicate the carrying value may not be recoverable. Recoverability of indefinite-lived intangible assets is measured by comparing the carrying amount of the asset to the future discounted cash flows the asset is expected to generate. If the asset is considered to be impaired, the amount of any impairment is measured as the difference between the carrying value and the fair value of the impaired asset. Assumptions and estimates about future values and remaining useful lives of our purchased intangible assets are complex and subjective. They can be affected by a variety of factors, including external factors such as industry and economic trends and internal factors such as changes in our business strategy and our internal forecasts. There were no impairment charges related to purchased intangible assets for the first six months of fiscal 2013 and 2012. Our ongoing consideration of all the factors described previously could result in additional impairment charges in the future, which could adversely affect our net income.
Income Taxes
We are subject to income taxes in the United States and numerous foreign jurisdictions. Our effective tax rates differ from the statutory rate, primarily due to the tax impact of state taxes, foreign operations, research and development ("R&D") tax credits, tax audit settlements, nondeductible compensation, international realignments, and transfer pricing adjustments. Our effective tax rate was (13.1%) and 20.6% in the second quarter of fiscal 2013 and 2012, respectively. Our effective tax rate was 3.3% and 20.7% for the first six months of fiscal 2013 and 2012, respectively.
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
Our provision for income taxes is subject to volatility and could be adversely impacted by earnings being lower than anticipated in countries that have lower tax rates and higher than anticipated in countries that have higher tax rates; by changes in the valuation of our deferred tax assets and liabilities; by expiration of or lapses in the R&D tax credit laws; by expiration of or lapses in tax incentives; by transfer pricing adjustments, including the effect of acquisitions on our intercompany R&D cost-sharing arrangement and legal structure; by tax effects of nondeductible compensation; by tax costs related to intercompany realignments; by changes in accounting principles; or by changes in tax laws and regulations, including possible U.S. changes to the taxation of earnings of our foreign subsidiaries, the deductibility of expenses attributable to foreign income, or the foreign tax credit rules. Significant judgment is required to determine the recognition and measurement attributes prescribed in the accounting guidance for uncertainty in income taxes. The accounting guidance for uncertainty in income taxes applies to all income tax positions, including the potential recovery of previously paid taxes, which if settled unfavorably could adversely impact our provision for income taxes or additional paid-in capital.

Further, as a result of certain of our ongoing employment and capital investment actions and commitments, our income in certain countries is subject to reduced tax rates and in some cases is wholly exempt from tax. Our failure to meet these commitments could adversely impact our provision for income taxes. In addition, we are subject to the continuous examination of our income tax returns by the IRS and other tax authorities. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes. There can be no assurance that the outcomes from these continuous examinations will not have an adverse impact on our operating results and financial condition.
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

RESULTS OF OPERATIONS
Net Sales
The following table presents the breakdown of net sales between product and service revenue (in millions, except percentages):

	Three Months Ended				Six Months Ended
	January 26, 2013	January 28, 2012	Variance in Dollars	Variance in Percent	January 26, 2013	January 28, 2012	Variance in Dollars	Variance in Percent
Net sales:
Product	$9,437	$9,118	$319	3.5%	$18,734	$18,070	$664	3.7%
Percentage of net sales	78.0%	79.1%			78.1%	79.3%
Service	2,661	2,409	252	10.5%	5,240	4,713	527	11.2%
Percentage of net sales	22.0%	20.9%			21.9%	20.7%
Total	$12,098	$11,527	$571	5.0%	$23,974	$22,783	$1,191	5.2%
We manage our business primarily on a geographic basis, organized into three geographic segments. Our net sales, which include product and service revenue for each segment, are summarized in the following table (in millions, except percentages):

	Three Months Ended				Six Months Ended
	January 26, 2013	January 28, 2012	Variance in Dollars	Variance in Percent	January 26, 2013	January 28, 2012	Variance in Dollars	Variance in Percent
Net sales:
Americas	$7,136	$6,552	$584	8.9%	$14,159	$13,140	$1,019	7.8%
Percentage of net sales	59.0%	56.8%			59.0%	57.7%
EMEA	3,093	3,250	(157)	(4.8)%	5,934	6,095	(161)	(2.6)%
Percentage of net sales	25.6%	28.2%			24.8%	26.7%
APJC	1,869	1,725	144	8.3%	3,881	3,548	333	9.4%
Percentage of net sales	15.4%	15.0%			16.2%	15.6%
Total	$12,098	$11,527	$571	5.0%	$23,974	$22,783	$1,191	5.2%

Three Months Ended January 26, 2013 Compared with Three Months Ended January 28, 2012
For the second quarter of fiscal 2013, as compared with the second quarter of fiscal 2012, net sales increased by 5%. Net product sales increased by 3%, while service revenue increased by 10%. The increase in net product sales reflected growth in our Americas and APJC geographic segments, while net product sales declined in the EMEA segment. Service revenues increased across all of our geographic segments.
Six Months Ended January 26, 2013 Compared with Six Months Ended January 28, 2012
For the first six months of fiscal 2013, as compared with the first six months of fiscal 2012, net sales increased by 5%. Net product sales increased by 4%, while service revenue increased by 11%. The increase in net product sales reflected growth in our Americas and APJC geographic segments, while net product sales declined in the EMEA segment. Service revenues increased across all of our geographic segments.
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

In addition to the impact of macroeconomic factors, including a cautious IT spending environment and budget-driven reductions in spending by government entities, net sales by segment in a particular period may be significantly impacted by several factors related to revenue recognition, including the complexity of transactions such as multiple-element arrangements; the mix of financing arrangements provided to our channel partners and customers; and final acceptance of the product, system, or solution, among other factors. In addition, certain customers tend to make large and sporadic purchases, and the net sales related to these transactions may also be affected by the timing of revenue recognition, which in turn would impact the net sales of the relevant segment. As has been the case in certain of our emerging countries from time to time, customers require greater levels of financing arrangements, service, and support, and this may occur in future periods, which may also impact the timing of the recognition of revenue.

Net Product Sales by Segment
The following table presents the breakdown of net product sales by segment (in millions, except percentages):

	Three Months Ended				Six Months Ended
	January 26, 2013	January 28, 2012	Variance in Dollars	Variance in Percent	January 26, 2013	January 28, 2012	Variance in Dollars	Variance in Percent
Net product sales:
Americas	$5,389	$4,973	$416	8.4%	$10,703	$10,030	$673	6.7%
Percentage of net product sales	57.1%	54.6%			57.2%	55.5%
EMEA	2,547	2,748	(201)	(7.3)%	4,879	5,119	(240)	(4.7)%
Percentage of net product sales	27.0%	30.1%			26.0%	28.3%
APJC	1,501	1,397	104	7.4%	3,152	2,921	231	7.9%
Percentage of net product sales	15.9%	15.3%			16.8%	16.2%
Total	$9,437	$9,118	$319	3.5%	$18,734	$18,070	$664	3.7%
Americas
Three Months Ended January 26, 2013 Compared with Three Months Ended January 28, 2012
The increase in net product sales in the Americas segment was led by growth in the commercial, enterprise and service provider markets. The growth in net product sales to the service provider market was in large part due to our acquisition of NDS at the beginning of fiscal 2013. We continued to experience a decline in net product sales in the public sector market for the second quarter of fiscal 2013, which was driven primarily by lower net product sales to the U.S. federal government only partially offset by higher net product sales to state and local governments. From a country perspective, net product sales increased by 9% in the United States, 27% in Mexico, and 5% in Brazil. Net product sales in Canada were flat compared with the corresponding period of fiscal 2012.
Six Months Ended January 26, 2013 Compared with Six Months Ended January 28, 2012
The increase in net product sales in the Americas segment was led by growth in the service provider, commercial and enterprise markets. The growth in net product sales to the service provider market was due in part to our acquisition of NDS at the beginning of fiscal 2013. We experienced a decline in net product sales to the public sector market for the first six months of fiscal 2013 as lower net product sales to the U.S. federal government were only partially offset by higher net product sales to state and local governments. From a country perspective, net product sales increased by 9% in the United States, 8% in Mexico and 5% in Brazil. These increases were partially offset by a net product sales decline of 9% in Canada.
EMEA
Three Months Ended January 26, 2013 Compared with Three Months Ended January 28, 2012
Net product sales in the EMEA segment decreased by 7% as weakness from macroeconomic challenges in Europe continued to impact our business in this segment. The decline was led by the enterprise market, followed by lesser declines in the public sector and commercial markets. Net product sales to our service provider market were flat and include net product sales from our acquisition of NDS. From a country perspective, net product sales decreased by 7% in the Netherlands, 9% in the United Kingdom, 8% in both Germany and France, and 29% in Italy. Partially offsetting these declines was an 8% increase in net product sales to Russia.

Six Months Ended January 26, 2013 Compared with Six Months Ended January 28, 2012
The decrease in net product sales occurred across all our customer markets in the EMEA segment, led by declines in the enterprise and public sector markets, followed by smaller declines in the service provider and commercial markets. From a country perspective, net product sales decreased by 20% in the Netherlands, 7% in the United Kingdom, 8% in both Germany and France, and 26% in Italy. Partially offsetting these product sales declines was a 17% increase in net product sales in Russia.
APJC
Three Months Ended January 26, 2013 Compared with Three Months Ended January 28, 2012
The increase in the APJC segment was led by solid net product sales growth in the commercial market and, to a lesser degree, in the service provider and public sector markets. The growth in the service provider market was due to our acquisition of NDS. Net product sales were flat in the enterprise market in the APJC segment. From a country perspective, net product sales increased by 46% in India, 11% in China, and 4% in Australia, partially offset by a net product sales decline of 14% in Japan.
Six Months Ended January 26, 2013 Compared with Six Months Ended January 28, 2012
The increase in the APJC segment was led by strong net product sales growth in the public sector, service provider and commercial markets and, to a lesser degree, in the enterprise market. The growth in the service provider market was in large part due to our acquisition of NDS. From a country perspective, net product sales increased by 41% in India, 1% in China, and 18% in Australia, partially offset by a net product sales decline of 2% in Japan.

Net Product Sales by Groups of Similar Products
In addition to the primary view on a geographic basis, we also prepare financial information related to groups of similar products and customer markets for various purposes. Our product categories consist of the following categories (with subcategories in parentheses): Switching (fixed switching, modular switching, and storage); NGN Routing (high-end routers, mid-range and low-end routers, and other NGN Routing products); Service Provider Video (customer premises equipment and video software and systems (which includes sales of NDS products)); Collaboration (unified communications and Cisco TelePresence); Data Center; Wireless; Security; and Other Products. The Other Products category consists primarily of Linksys home networking products, emerging technology products, and other networking products.
The following table presents net sales for groups of similar products (in millions, except percentages):

	Three Months Ended				Six Months Ended
	January 26, 2013	January 28, 2012	Variance in Dollars	Variance in Percent	January 26, 2013	January 28, 2012	Variance in Dollars	Variance in Percent
Net product sales:
Switching	$3,724	$3,621	$103	2.8%	$7,340	$7,308	$32	0.4%
Percentage of net product sales	39.5%	39.7%			39.2%	40.5%
NGN Routing	1,946	2,068	(122)	(5.9)%	3,998	4,162	(164)	(3.9)%
Percentage of net product sales	20.6%	22.7%			21.3%	23.0%
Service Provider Video	1,220	1,014	206	20.3%	2,368	1,897	471	24.8%
Percentage of net product sales	12.9%	11.1%			12.6%	10.5%
Collaboration	945	1,060	(115)	(10.8)%	1,965	2,168	(203)	(9.4)%
Percentage of net product sales	10.0%	11.5%			10.5%	12.0%
Data Center	548	333	215	64.6%	965	592	373	63.0%
Percentage of net product sales	5.8%	3.7%			5.2%	3.3%
Wireless	520	409	111	27.1%	1,006	762	244	32.0%
Percentage of net product sales	5.5%	4.5%			5.4%	4.2%
Security	336	333	3	0.9%	674	652	22	3.4%
Percentage of net product sales	3.6%	3.7%			3.6%	3.6%
Other	198	280	(82)	(29.3)%	418	529	(111)	(21.0)%
Percentage of net product sales	2.1%	3.1%			2.2%	2.9%
Total	$9,437	$9,118	$319	3.5%	$18,734	$18,070	$664	3.7%
Certain reclassifications have been made to the prior period amounts to conform to the current period's presentation.
Switching
Three Months Ended January 26, 2013 Compared with Three Months Ended January 28, 2012
Our Switching product category consists of switching and storage products. Sales of LAN fixed-configuration switches increased by 6%, or $124 million. The increase in sales of LAN fixed-configuration switches was primarily due to higher sales of Cisco Nexus 5000 Series Switches, Cisco Catalyst 3000, 3750 and 4000 Series Switches, and fixed switching optics modules. Sales of modular switches increased $11 million, or 1%, with higher sales of Cisco Nexus 7000 Series Switches, optics modules, and Cisco Catalyst 4500 Series Switches being partially offset by lower sales of Cisco Catalyst 6500 Series Switches. Net product sales in our Switching product category were negatively impacted by a 22% decrease in sales of storage products.

Six Months Ended January 26, 2013 Compared with Six Months Ended January 28, 2012
Sales of LAN fixed-configuration switches increased by 2%, or $82 million. The increase in sales of LAN fixed-configuration switches was primarily due to higher sales of Cisco Nexus 5000 Series Switches and fixed switching optics modules, partially offset by sales declines in several of our Cisco Catalyst product families. Sales of modular switches increased $16 million, or 1%, with higher sales of Cisco Nexus 7000 Series Switches, optics modules, and Cisco Catalyst 4500 Series Switches, being partially offset by lower sales of Cisco Catalyst 6500 Series Switches. Net product sales in our Switching product category were negatively impacted by a 22% decrease in sales of storage products.
NGN Routing
Three Months Ended January 26, 2013 Compared with Three Months Ended January 28, 2012
We experienced a decrease of $122 million in our NGN Routing product category, driven by sales declines in APJC, in particular China, and EMEA. From a subcategory perspective, the decrease in sales of our NGN Routing product category was driven by a 6%, or $67 million, decrease in sales of high-end router products and a 9%, or $62 million, collective decrease in sales of our mid-range and low-end router products. Within the high-end router products category, we experienced lower sales of our Cisco CRS-3 Carrier Routing System products, and of our legacy high-end router products. These decreases were partially offset by sales growth in Cisco ASR 9000 and 5000 products as we continue to experience product transitions in our high-end product category. We experienced a slight increase in sales of other NGN Routing products due to increased sales of optical networking products, partially offset by lower sales of other routing products.
Six Months Ended January 26, 2013 Compared with Six Months Ended January 28, 2012
The decrease in sales of our NGN Routing product category was driven by a 4%, or $89 million, decrease in sales of high-end router products; a 13%, or $50 million, decrease in sales of other NGN Routing products; and a 2%, or $25 million, decrease in sales of our mid-range and low-end router products. Within the high-end router products category, we experienced lower sales of our Cisco CRS-3 Carrier Routing System products, and of our legacy high-end router products. These decreases were partially offset by sales growth in Cisco ASR 9000 and 5000 products. The decline in sales of other NGN Routing products was due to decreased sales of other routing and optical networking products.
Service Provider Video
Three Months Ended January 26, 2013 Compared with Three Months Ended January 28, 2012
Our Service Provider Video product category consists of the following two major subcategories of products: customer premises equipment and video software and systems. The increase in sales of Service Provider Video products was due to the acquisition of NDS at the beginning of fiscal 2013. Within the two subcategories, sales within the video software and systems subcategory, which includes the NDS products, increased by 55%, or $184 million, while sales of customer premises equipment products increased by 3%, or $22 million. The increase in sales of customer premises equipment products was due primarily to increased sales of cable set-top boxes.
Six Months Ended January 26, 2013 Compared with Six Months Ended January 28, 2012
The increase in sales of Service Provider Video products was in large part due to the acquisition of NDS at the beginning of fiscal 2013, which contributed a substantial majority of the total sales increase. Within the two subcategories, sales within the video software and systems subcategory, which includes the NDS products, increased by 56%, or $351 million, while sales of customer premises equipment products increased by 10%, or $120 million. The increase in sales of customer premises equipment products was due primarily to increased sales of cable set-top boxes.
Collaboration
Three Months Ended January 26, 2013 Compared with Three Months Ended January 28, 2012
Our Collaboration product category consists of unified communications products (IP phones, call center and messaging solutions, infrastructure products, and web-based collaborative offerings) and Cisco TelePresence Systems. Sales of Collaboration products decreased primarily due to a decline in sales of Cisco TelePresence Systems. Lower public sector spending in the United States and demand weakness in Europe were the largest drivers of the decrease in sales of Cisco TelePresence Systems. We also experienced a slight decline in unified communications product sales. The decline in unified communications sales was due primarily to lower sales of infrastructure products, partially offset by higher sales of collaborative web-based offerings.

Six Months Ended January 26, 2013 Compared with Six Months Ended January 28, 2012
The sales decrease in our Collaboration product category was primarily due to a decline in sales of Cisco TelePresence Systems along with a slight decline in sales of unified communications products. The decline in sales of Cisco TelePresence Systems was due to similar factors as those affecting the three month period discussed in the paragraph immediately above. The slight decline in unified communications sales was due primarily to lower sales of unified communications infrastructure products and lower sales of collaborative web-based offerings.
Data Center
Three Months Ended January 26, 2013 Compared with Three Months Ended January 28, 2012
Sales of Data Center products increased significantly due to increased sales of Cisco Unified Computing System products. The increase was due in large part to the momentum we are experiencing with our products for the commercial, enterprise, and service provider data center and cloud environments, as current customers increase their data center build-outs, and as new customers purchase products.
To the extent our Data Center business grows and further penetrates the market, we expect that, in comparison to what we have experienced during the initial rapid growth of this business, the growth rates for our Data Center product sales will experience more normal seasonality consistent with the overall server market.
Six Months Ended January 26, 2013 Compared with Six Months Ended January 28, 2012
Sales of Data Center products increased significantly due to increased sales of Cisco Unified Computing System products. The increase was due in large part to similar factors as those affecting the three month period discussed immediately above.
Wireless, Security, and Other
Three Months Ended January 26, 2013 Compared with Three Months Ended January 28, 2012
Sales of Wireless products increased 27%, or $111 million, primarily reflecting the continued customer adoption of and migration to the Cisco Unified Wireless Network architecture, and also reflecting increased sales of new products in this category. Sales of our Security products were up slightly, as sales of our content security and network security subcategories each increased slightly. We experienced a decrease in sales of Other Products due in large part to lower sales of Linksys home networking products and lower sales of other networking products. In the second quarter of fiscal 2013, we agreed to sell our Linksys product line to a third party, which transaction is expected to close during the third quarter of fiscal 2013.
Six Months Ended January 26, 2013 Compared with Six Months Ended January 28, 2012
Sales of Wireless products increased 32%, or $244 million, due to similar factors as those affecting the three month period discussed above. Sales of security products increased slightly and were driven in part by the relatively recent update of our firewall security product portfolio. We experienced a decrease in sales of Other Products due in large part to lower sales of Linksys home networking products and lower sales of other networking products.

Net Service Sales by Segment
The following table presents the breakdown of service revenue by segment (in millions, except percentages):

	Three Months Ended				Six Months Ended
	January 26, 2013	January 28, 2012	Variance in Dollars	Variance in Percent	January 26, 2013	January 28, 2012	Variance in Dollars	Variance in Percent
Net service sales:
Americas	$1,747	$1,579	$168	10.6%	$3,456	$3,110	$346	11.1%
Percentage of net service sales	65.7%	65.6%			66.0%	66.0%
EMEA	546	502	44	8.8%	1,055	976	79	8.1%
Percentage of net service sales	20.5%	20.8%			20.1%	20.7%
APJC	368	328	40	12.2%	729	627	102	16.3%
Percentage of net service sales	13.8%	13.6%			13.9%	13.3%
Total	$2,661	$2,409	$252	10.5%	$5,240	$4,713	$527	11.2%
Three Months Ended January 26, 2013 Compared with Three Months Ended January 28, 2012
Service revenue experienced solid growth across all of our geographic segments for the second quarter. Worldwide technical support services revenue increased by 7%, and worldwide advanced services, which relate to consulting support services for specific network needs, experienced 20% revenue growth. Technical support services revenue grew across all of our geographic segments, with the Americas and APJC growing faster than the worldwide average, and EMEA growing slower than the worldwide average. Renewals and technical support service contract initiations associated with product sales provided an installed base of equipment being serviced which, in concert with new service offerings, were the primary factors driving these sales increases. Advanced services revenue had solid growth across all geographic segments. Advanced services revenue growth was driven by strong growth in both transaction and subscription revenues.
Six Months Ended January 26, 2013 Compared with Six Months Ended January 28, 2012
Service revenue experienced solid growth across all of our geographic segments for the period. Worldwide technical support services revenue increased by 8%, and worldwide advanced services experienced 22% revenue growth. Technical support services revenue grew across all of our geographic segments. Advanced services revenue also grew across all geographic segments, with particularly strong growth in APJC. Advanced services revenue growth was driven by strong growth in both transaction and subscription revenues.

Gross Margin
The following table presents the gross margin for products and services (in millions, except percentages):

	Three Months Ended				Six Months Ended
	Amount		Percentage		Amount		Percentage
	January 26, 2013	January 28, 2012	January 26, 2013	January 28, 2012	January 26, 2013	January 28, 2012	January 26, 2013	January 28, 2012
Gross margin:
Product	$5,580	$5,468	59.1%	60.0%	$11,129	$10,857	59.4%	60.1%
Service	1,763	1,597	66.3%	66.3%	3,453	3,098	65.9%	65.7%
Total	$7,343	$7,065	60.7%	61.3%	$14,582	$13,955	60.8%	61.3%

Product Gross Margin
The following table summarizes the key factors that contributed to the change in product gross margin percentage for the second quarter and first six months of fiscal 2013 as compared with the corresponding prior year periods:

	Product Gross Margin Percentage
	Three Months Ended	Six Months Ended (1)
Fiscal 2012	60.0%	60.1%
Sales discounts, rebates, and product pricing	(2.6)%	(2.8)%
Mix of products sold	(0.4)%	(0.7)%
Amortization of purchased intangible assets	(0.5)%	(0.5)%
Acquisition fair value adjustment to inventory and other	(0.2)%	(0.2)%
Productivity (2)	2.8%	3.5%
Fiscal 2013	59.1%	59.4%
(1) During the second quarter of fiscal 2013, we refined our methodology for presenting the items in the preceding table and accordingly certain reclassifications have been made to the six months ended amounts to conform to the presentation followed for the three months-ended amounts.
(2) Productivity includes overall manufacturing-related costs, shipment volume, and other items not categorized elsewhere.
Three Months Ended January 26, 2013 Compared with Three Months Ended January 28, 2012
Product gross margin decreased by 0.9 percentage points for the period. The decrease was primarily due to the impact of higher sales discounts, rebates, and unfavorable product pricing, which were driven by normal market factors and by the geographic mix of net product sales. These factors impacted most of our customer markets and all of our geographic segments. Additionally, our product gross margin for the second quarter of fiscal 2013 was negatively impacted by the shift in the mix of products sold, primarily as a result of sales increases in our relatively lower margin Service Provider Video and Cisco Unified Computing System products. Further, our recent acquisitions, in particular NDS, resulted in higher amortization expense from purchased intangible assets along with costs resulting from a fair value adjustment to inventory acquired as part of the NDS business combination, the combined effect of which was an additional negative impact to our product gross margin for the second quarter of fiscal 2013. These factors were partially offset by productivity improvements. The productivity improvements were in large part due to the following: increased benefits from our value engineering efforts, particularly in certain of our Switching and NGN Routing categories in which product transitions have been taking place; favorable component pricing; and continued operational efficiency in manufacturing operations. Value engineering is the process by which production costs are reduced through component redesign, board configuration, test processes, and transformation processes.
Our future gross margins could be impacted by our product mix and could be adversely affected by further growth in sales of products that have lower gross margins, such as Cisco Unified Computing System and Service Provider Video products. Our gross margins may also be impacted by the geographic mix of our revenue and, as was the case in fiscal 2012 and 2011, may be adversely affected by increased sales discounts, rebates, and product pricing attributable to competitive factors. Additionally, our manufacturing-related costs may be negatively impacted by constraints in our supply chain, which in turn could negatively affect gross margin. If any of the preceding factors that in the past have negatively impacted our gross margins arise in future periods, our gross margins could continue to decline.
Six Months Ended January 26, 2013 Compared with Six Months Ended January 28, 2012
Product gross margin decreased by 0.7 percentage points for the period. The decrease was primarily due to the impact of higher sales discounts, rebates, and unfavorable product pricing, which were driven by normal market factors and by the geographic mix of net product sales. These factors impacted most of our customer markets and all of our geographic segments. Additionally, our product gross margin for the first six months of fiscal 2013 was negatively impacted by the shift in the mix of products sold, primarily as a result of sales increases in our relatively lower margin Service Provider Video and Cisco Unified Computing System products. Further, as discussed above, our acquisition of NDS resulted in higher amortization expense from purchased intangible assets along with costs resulting from a fair value adjustment to inventory acquired as part of the business combination, each of which negatively impacted our product gross margin for the first six months of fiscal 2013. These factors were partially offset by productivity improvements driven by similar factors as discussed in the three month period immediately above.

Service Gross Margin
Three Months Ended January 26, 2013 Compared with Three Months Ended January 28, 2012
Our service gross margin percentage remained unchanged compared with the corresponding period in fiscal 2012. Although we experienced higher sales volume led by growth in advanced services and in technical support services, the resulting benefit to gross margin was offset by increased cost impacts such as headcount-related costs, particularly in advanced services; partner delivery costs; and unfavorable mix. The mix impacts were due to our lower gross margin advanced services business contributing a higher proportion of service revenue for the second quarter of fiscal 2013, as compared with the prior year period.
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
Six Months Ended January 26, 2013 Compared with Six Months Ended January 28, 2012
Our service gross margin percentage increased by 0.2 percentage points for the period. This increase was primarily due to higher sales volume, led by growth in advanced services and in technical support services. The benefit to gross margin of increased volume was partially offset by increased cost impacts such as headcount-related costs, particularly in advanced services; partner delivery costs; and unfavorable mix. The mix impacts were due to advanced services contributing a higher proportion of service revenue for the first six months of fiscal 2013, as compared with the prior year period.
Gross Margin by Segment
The following table presents the total gross margin for each segment (in millions, except percentages):

	Three Months Ended				Six Months Ended
	Amount		Percentage		Amount		Percentage
	January 26, 2013	January 28, 2012	January 26, 2013	January 28, 2012	January 26, 2013	January 28, 2012	January 26, 2013	January 28, 2012
Gross margin:
Americas	$4,413	$4,106	61.8%	62.7%	$8,881	$8,266	62.7%	62.9%
EMEA	2,008	2,095	64.9%	64.5%	3,806	3,849	64.1%	63.2%
APJC	1,121	992	60.0%	57.5%	2,297	2,100	59.2%	59.2%
Segment total	7,542	7,193	62.3%	62.4%	14,984	14,215	62.5%	62.4%
Unallocated corporate items (1)	(199)	(128)			(402)	(260)
Total	$7,343	$7,065	60.7%	61.3%	$14,582	$13,955	60.8%	61.3%
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
Three Months Ended January 26, 2013 Compared with Three Months Ended January 28, 2012
We experienced a gross margin percentage decrease in our Americas segment, while our EMEA and APJC segments experienced a gross margin percentage increase.
The Americas segment experienced a gross margin percentage decrease due to the impacts from higher sales discounts, rebates, unfavorable pricing; and also due to unfavorable mix impacts. The unfavorable mix impacts were due to higher revenue from our lower margin Data Center products. A slight decline in our service gross margin in this segment also contributed to the decrease. Partially offsetting these factors were productivity improvements, driven in large part by lower overall manufacturing costs and higher volume.
The gross margin percentage increase in our EMEA segment was the result of higher service gross margin as our product gross margin percentage was unchanged in this segment.
Our APJC segment gross margin percentage increased primarily as a result of productivity improvements and a more favorable mix of products sold during the current period, driven by lower NGN Routing sales. Partially offsetting these factors were the impacts from higher sales discounts, rebates, unfavorable pricing, and a decline in our service gross margin.

The gross margin percentage for a particular segment may fluctuate, and period-to-period changes in such percentages may or may not be indicative of a trend for that segment. Our product and service gross margins may be impacted by economic downturns or uncertain economic conditions as well as our movement into new market opportunities and gross margins could decline if any of the factors that impact our gross margins are adversely affected in future periods.
Six Months Ended January 26, 2013 Compared with Six Months Ended January 28, 2012
The Americas segment experienced a slight gross margin percentage decrease due to higher sales discounts, rebates and unfavorable pricing, and also due to an unfavorable mix impact, all partially offset by productivity improvements.
The gross margin percentage increase in our EMEA segment was primarily the result of productivity improvements from lower overall manufacturing costs, a favorable mix of products sold, and higher service gross margin. Partially offsetting these favorable impacts to gross margin were negative impacts from higher sales discounts, rebates and unfavorable pricing.
The APJC segment gross margin percentage was flat as compared with the corresponding period of fiscal 2012, as a slightly lower product gross margin percentage was offset by a higher service gross margin percentage.
Factors That May Impact Net Sales and Gross Margin
Net product sales may continue to be affected by factors, including global economic downturns and related market uncertainty, that have resulted in cautious IT-related capital spending in our enterprise, service provider, public sector, and commercial markets; changes in the geopolitical environment and global economic conditions; competition, including price-focused competitors from Asia, especially from China; new product introductions; sales cycles and product implementation cycles; changes in the mix of our customers between service provider and enterprise markets; changes in the mix of direct sales and indirect sales; variations in sales channels; and final acceptance criteria of the product, system, or solution as specified by the customer. Sales to the service provider market have been and may be in the future characterized by large and sporadic purchases, especially relating to our router sales and sales of certain products within our collaboration and data center product categories. In addition, service provider customers typically have longer implementation cycles; require a broader range of services, including network design services; and often have acceptance provisions that can lead to a delay in revenue recognition. Certain of our customers in certain emerging countries also tend to make large and sporadic purchases, and the net sales related to these transactions may similarly be affected by the timing of revenue recognition. As we focus on new market opportunities, customers may require greater levels of financing arrangements, service, and support, especially in certain emerging countries, which in turn may result in a delay in the timing of revenue recognition. To improve customer satisfaction, we continue to focus on managing our manufacturing lead-time performance, which may result in corresponding reductions in order backlog. A decline in backlog levels could result in more variability and less predictability in our quarter-to-quarter net sales and operating results.
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

	Three Months Ended				Six Months Ended
	January 26, 2013	January 28, 2012	Variance in Dollars	Variance in Percent	January 26, 2013	January 28, 2012	Variance in Dollars	Variance in Percent
Research and development	$1,452	$1,339	$113	8.4%	$2,883	$2,714	$169	6.2%
Percentage of net sales	12.0%	11.6%			12.0%	11.9%
Sales and marketing	2,387	2,395	(8)	(0.3)%	4,803	4,847	(44)	(0.9)%
Percentage of net sales	19.7%	20.8%			20.0%	21.3%
General and administrative	584	497	87	17.5%	1,144	1,049	95	9.1%
Percentage of net sales	4.8%	4.3%			4.8%	4.6%
Total	$4,423	$4,231	$192	4.5%	$8,830	$8,610	$220	2.6%
Percentage of net sales	36.6%	36.7%			36.8%	37.8%
R&D Expenses
The increase in R&D expenses for the second quarter and first six months of fiscal 2013, as compared with the corresponding periods in fiscal 2012, was primarily due to higher headcount-related expenses attributable in large part to our acquisition of NDS at the beginning of fiscal 2013. Partially offsetting these costs was lower share-based compensation expense.
We continue to invest in R&D in order to bring a broad range of products to market in a timely fashion. If we believe that we are unable to enter a particular market in a timely manner with internally developed products, we may purchase or license technology from other businesses, or we may partner with or acquire businesses as an alternative to internal R&D.
Sales and Marketing Expenses
Sales and marketing expenses decreased by $8 million in the second quarter of fiscal 2013, as compared with the second quarter of fiscal 2012. The decrease was primarily in sales expenses where lower discretionary spending and lower share-based compensation expense were partially offset by higher headcount-related expense resulting largely from our acquisition of NDS at the beginning of fiscal 2013. Marketing expenses were relatively flat as higher headcount-related expenses and discretionary spending for prototype development were offset by lower share-based compensation expense.
Sales and marketing expenses decreased by $44 million for the first six months of fiscal 2013, as compared with the first six months of fiscal 2012, due to lower expenses in both sales and marketing. The decrease in sales expenses was primarily due to lower headcount-related expenses as well as lower share-based compensation expense, partially offset by sales expenses attributable to NDS. The decrease in marketing expenses was primarily due to lower discretionary spending and lower share-based compensation expense.
G&A Expenses
G&A expenses increased in the second quarter and first six months of fiscal 2013, as compared with the corresponding periods in fiscal 2012, primarily due to increased headcount-related expenses attributable in part to the acquisition of NDS at the beginning of fiscal 2013, and higher corporate-level expenses. Corporate-level expenses, which tended to vary from period to period, included operational infrastructure activities such as real estate actions; IT project implementations, which included investments in our global data center infrastructure; and investments related to operational and financial systems.

Effect of Foreign Currency
In the second quarter of fiscal 2013, foreign currency fluctuations, net of hedging, decreased the combined R&D, sales and marketing, and G&A expenses by $47 million, or approximately 1.1%, compared with the second quarter of fiscal 2012. In the first six months of fiscal 2013, foreign currency fluctuations, net of hedging, decreased the combined R&D, sales and marketing, and G&A expenses by $149 million, or approximately 1.7%, compared with the first six months of fiscal 2012.
Headcount
Our headcount increased by approximately 1,100 employees in the second quarter of fiscal 2013 and increased by approximately 6,800 employees in the first six months of fiscal 2013. The increase for the second quarter of fiscal 2013 was attributable to headcount from acquisitions, the largest of which was Meraki, as well as strategic hiring primarily in engineering and services. The increase for the first six months of fiscal 2013 was attributable to these factors as well as the acquisition of NDS at the beginning of fiscal 2013.
Share-Based Compensation Expense
The following table presents share-based compensation expense (in millions):

	Three Months Ended		Six Months Ended
	January 26, 2013	January 28, 2012	January 26, 2013	January 28, 2012
Cost of sales - product	$11	$14	$21	$27
Cost of sales - service	36	40	71	77
Share-based compensation expense in cost of sales	47	54	92	104
Research and development	72	99	156	200
Sales and marketing	135	149	265	291
General and administrative	48	54	98	102
Restructuring and other charges	—	(2)	(3)	(2)
Share-based compensation expense in operating expenses	255	300	516	591
Total share-based compensation expense	$302	$354	$608	$695
The year-over-year decrease in share-based compensation expense for the second quarter and first six months of fiscal 2013, as compared with the corresponding prior year periods, was due primarily to the effect of a decrease in the aggregate value of share-based awards granted in recent periods. See Note 14 to the Consolidated Financial Statements.
Amortization of Purchased Intangible Assets
The following table presents the amortization of purchased intangible assets included in operating expenses (in millions):

	Three Months Ended		Six Months Ended
	January 26, 2013	January 28, 2012	January 26, 2013	January 28, 2012
Amortization of purchased intangible assets included in operating expenses	$118	$97	$240	$196
The increase in amortization of purchased intangible assets for the second quarter and first six months of fiscal 2013, as compared with the corresponding periods in fiscal 2012, was due to amortization of purchased intangible assets from our acquisitions of NDS at the beginning of fiscal 2013, and from our other, more recent acquisitions. For additional information regarding purchased intangible assets, see Note 4 to the Consolidated Financial Statements.
The fair value of acquired technology and patents, as well as acquired technology under development, is determined at acquisition date primarily using the income approach, which discounts expected future cash flows to present value. The discount rates used in the present value calculations are typically derived from a weighted-average cost of capital analysis and then adjusted, as appropriate, to reflect risks inherent in the development lifecycle. We consider the pricing model for products related to these acquisitions to be standard within the high-technology communications industry, and the applicable discount rates represent the rates that market participants would use for valuation of such intangible assets.

Restructuring and Other Charges
In the second quarter and first six months of fiscal 2013, we incurred within operating expenses net restructuring and other charges of approximately $13 million and $72 million, respectively. These charges were related primarily to employee severance charges for employees subject to our workforce reduction that we announced in late fiscal 2011. In the second quarter and first six months of fiscal 2012, we incurred within operating expenses restructuring and other charges of $3 million and $205 million, respectively. See Note 5 to the Consolidated Financial Statements.
Operating Income
The following table presents our operating income and our operating income as a percentage of revenue (in millions, except percentages):

	Three Months Ended		Six Months Ended
	January 26, 2013	January 28, 2012	January 26, 2013	January 28, 2012
Operating income	$2,789	$2,734	$5,440	$4,944
Operating income as a percentage of revenue	23.1%	23.7%	22.7%	21.7%
In the second quarter of fiscal 2013, as compared with the second quarter of fiscal 2012, operating income increased by 2%, and as a percentage of revenue operating income decreased by 0.6 percentage points. The decrease largely resulted from a lower gross margin, as operating expenses as a percentage of revenue remained relatively flat on a year-over-year basis.
In the first six months of fiscal 2013, as compared with the first six months of fiscal 2012, operating income increased by 10%, and as a percentage of revenue operating income increased by 1.0 percentage points. The increases largely resulted from the following: revenue growth; effective expense management which resulted in lower total R&D, sales and marketing, and G&A expenses as a percentage of revenue; lower restructuring and other charges; and lower share-based compensation expense.

Interest and Other Income (Loss), Net
Interest Income (Expense), Net The following table summarizes interest income and interest expense (in millions):

	Three Months Ended			Six Months Ended
	January 26, 2013	January 28, 2012	Variance in Dollars	January 26, 2013	January 28, 2012	Variance in Dollars
Interest income	$160	$158	$2	$321	$322	$(1)
Interest expense	(147)	(150)	3	(295)	(298)	3
Interest income (expense), net	$13	$8	$5	$26	$24	$2
For the second quarter and first six months of fiscal 2013, interest income remained fairly constant compared with the corresponding periods in fiscal 2012. Increased interest income earned on financing receivables was substantially offset by lower interest income from our portfolio of cash, cash equivalents, and fixed income investments as a result of lower average rates of interest on our portfolio of cash, cash equivalents, and fixed income investments. For the second quarter and first six months of fiscal 2013, interest expense decreased slightly compared with the corresponding periods in fiscal 2012 due to lower average rates of interest on our debt in the current fiscal periods.

Other Income (Loss), Net The components of other income (loss), net, are summarized as follows (in millions):

	Three Months Ended			Six Months Ended
	January 26, 2013	January 28, 2012	Variance in Dollars	January 26, 2013	January 28, 2012	Variance in Dollars
Gains (losses) on investments, net:
Publicly traded equity securities	$4	$31	$(27)	$14	$15	$(1)
Fixed income securities	9	6	3	26	31	(5)
Total available-for-sale investments	13	37	(24)	40	46	(6)
Privately held companies	(12)	(39)	27	(54)	(35)	(19)
Net gains (losses) on investments	1	(2)	3	(14)	11	(25)
Other gains (losses), net	(23)	9	(32)	(41)	15	(56)
Other income (loss), net	$(22)	$7	$(29)	$(55)	$26	$(81)
The decrease in total net gains on available-for-sale investments in the second quarter of fiscal 2013 compared with the second quarter of fiscal 2012 was attributable to significantly lower net gains on publicly traded equity securities, partially offset by slightly higher gains on fixed income securities in the current period as a result of market conditions and the timing of sales of these securities. The change in net losses on investments in privately held companies was driven primarily by lower equity method losses in the second quarter of fiscal 2013, related in part to lower losses from our proportional share of the VCE joint venture. The change in other gains (losses), net for the second quarter of fiscal 2013 as compared with the second quarter of fiscal 2012 was primarily due to foreign exchange impacts and an increase in donations.
The decrease in total net gains on available-for-sale investments in the first six months of fiscal 2013 compared with the first six months of fiscal 2012 was attributable primarily to lower gains on fixed income securities in the current period as a result of market conditions and the timing of sales of these securities. The change in net losses on investments in privately held companies was driven primarily by higher equity method losses in the first six months of fiscal 2013. The change in other gains (losses), net for the first six months of fiscal 2013 as compared with the first six months of fiscal 2012 was primarily due to foreign exchange impacts and an increase in donations.

Provision for (Benefit from) Income Taxes
Our provision for income taxes is subject to volatility and could be adversely impacted by earnings being lower than anticipated in countries that have lower tax rates, higher than anticipated in countries that have higher tax rates, and by expiration of or lapses in tax incentives. Our provision for income taxes does not include provisions for U.S. income taxes and foreign withholding taxes associated with the repatriation of undistributed earnings of certain foreign subsidiaries that we intend to reinvest indefinitely in our foreign subsidiaries. If these earnings were distributed to the United States in the form of dividends or otherwise, or if the shares of the relevant foreign subsidiaries were sold or otherwise transferred, we would be subject to additional U.S. income taxes (subject to an adjustment for foreign tax credits) and foreign withholding taxes. Further, as a result of certain of our ongoing employment and capital investment actions and commitments, our income in certain countries is subject to reduced tax rates and in some cases is wholly exempt from tax. Our failure to meet these commitments could adversely impact our provision for income taxes.
Our provision for (benefit from) income taxes resulted in an effective tax rate of (13.1%) for the second quarter of fiscal 2013, as compared with an effective tax rate of 20.6% for the second quarter of fiscal 2012, which resulted in a net 33.7 percentage point decrease for the second quarter of fiscal 2013 as compared with the second quarter of fiscal 2012. Our provision for income taxes resulted in an effective tax rate of 3.3% for the first six months of fiscal 2013 compared with 20.7% for the first six months of fiscal 2012, which resulted in a net 17.4 percentage point decrease for the first six months of fiscal 2013, as compared with the first six months of fiscal 2012. The decrease in the effective tax rates for both the second quarter and first six months of fiscal 2013, as compared to the second quarter and first six months of fiscal 2012, was primarily due to the recognition of a net benefit to the provision for income taxes of $794 million related to our settlement with the IRS of all outstanding items covering fiscal years 2002 through 2007 and a tax benefit of $132 million related to the reinstatement of the U.S. federal R&D tax credit, of which $72 million related to fiscal 2012 R&D expenses.

LIQUIDITY AND CAPITAL RESOURCES
The following sections discuss the effects of changes in our balance sheet, contractual obligations, other commitments, and the stock repurchase program on our liquidity and capital resources.
Balance Sheet and Cash Flows
Cash and Cash Equivalents and Investments The following table summarizes our cash and cash equivalents and investments (in millions):

	January 26, 2013	July 28, 2012	Increase (Decrease)
Cash and cash equivalents	$6,847	$9,799	$(2,952)
Fixed income securities	37,421	37,297	124
Publicly traded equity securities	2,108	1,620	488
Total	$46,376	$48,716	$(2,340)
The decrease in cash and cash equivalents and investments in the first six months of fiscal 2013 was primarily the result of cash paid for acquisitions of $6.0 billion. Other significant uses of cash in the first six months of fiscal 2013 included cash dividends paid of $1.5 billion, the repurchase of common stock of $0.9 billion, and capital expenditures of $0.6 billion. Partially offsetting these cash outflows were cash provided by operating activities of $5.8 billion, an increase from $5.4 billion provided in the first six months of fiscal 2012, and issuance of common stock of $0.7 billion.
The increase in cash provided by operating activities in the first six months of fiscal 2013 compared with the corresponding period in fiscal 2012 was primarily the result of an increase in net income.
Our total in cash and cash equivalents and investments held by various foreign subsidiaries was $39.4 billion and $42.5 billion as of January 26, 2013 and July 28, 2012, respectively. Under current tax laws and regulations, if cash and cash equivalents and investments held outside the United States were distributed to the United States in the form of dividends or otherwise, we would be subject to additional U.S. income taxes (subject to an adjustment for foreign tax credits) and foreign withholding taxes. The balance available in the United States as of January 26, 2013 and July 28, 2012 was $7.0 billion and $6.2 billion, respectively.
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
Accounts Receivable, Net The following table summarizes our accounts receivable, net (in millions), and DSO:

	January 26, 2013	July 28, 2012	Increase (Decrease)
Accounts receivable, net	$4,462	$4,369	$93
DSO	34	34	—
Our accounts receivable net, as of January 26, 2013 increased by approximately 2% compared with the end of fiscal 2012. Our DSO as of January 26, 2013 was flat compared with the end of fiscal 2012. DSO was flat as the favorable impact from an improvement in shipment linearity during the second quarter of fiscal 2013, compared with the fourth quarter of fiscal 2012, was offset by the timing of collections.

Inventory Supply Chain The following table summarizes our inventories and purchase commitments with contract manufacturers and suppliers (in millions, except annualized inventory turns):

	January 26, 2013	July 28, 2012	Increase (Decrease)
Inventories	$1,574	$1,663	$(89)
Annualized inventory turns	11.6	11.7	(0.1)
Purchase commitments with contract manufacturers and suppliers	$3,824	$3,869	$(45)
Inventories as of January 26, 2013 decreased by 5% from our balance at the end of fiscal 2012, and for the same period purchase commitments with contract manufacturers and suppliers declined by approximately 1%. On a combined basis, inventories and purchase commitments with contract manufacturers and suppliers decreased by 2% compared with the end of fiscal 2012.
The inventory decrease was due mainly to lower levels of manufactured finished goods. The decline in purchase commitments with contract manufacturers and suppliers as of the end of the second quarter of fiscal 2013, as compared with the end of fiscal 2012, was attributable to further optimization of our supply chain. We believe our inventory and purchase commitments levels are in line with our current demand forecasts.
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
Financing Receivables and Guarantees We measure our net balance sheet exposure position related to our financing receivables and financing guarantees by reducing the total of gross financing receivables and financing guarantees by the associated allowances for credit loss and deferred revenue. As of January 26, 2013, our net balance sheet exposure position related to financing receivables and financing guarantees was as follows (in millions):

	FINANCING RECEIVABLES				FINANCING GUARANTEES			TOTAL
January 26, 2013	Lease Receivables	Loan Receivables	Financed Service Contracts and Other	Total	Channel Partner	End-User Customers	Total
Gross receivables, net of unearned income	$3,444	$1,785	$2,863	$8,092	$491	$254	$745	$8,837
Allowance for credit loss	(247)	(101)	(13)	(361)	—	—	—	(361)
Deferred revenue	(67)	(58)	(1,943)	(2,068)	(267)	(217)	(484)	(2,552)
Net balance sheet exposure	$3,130	$1,626	$907	$5,663	$224	$37	$261	$5,924

Financing Receivables Gross financing receivables less unearned income increased by 6% compared with the end of fiscal 2012. The change was primarily due to an 8% increase in both lease receivables and financed service contracts and other, partially reduced by a 1% decline in loan receivables. We provide financing to certain end-user customers and channel partners to enable sales of our products, services, and networking solutions. These financing arrangements include leases, financed service contracts, and loans. Arrangements related to leases are generally collateralized by a security interest in the underlying assets. Lease receivables include sales-type and direct-financing leases. We also provide certain qualified customers financing for long-term service contracts, which primarily relate to technical support services and advanced services. Our loan financing arrangements may include not only financing the acquisition of our products and services but also providing additional funds for other costs associated with network installation and integration of our products and services. We expect to continue to expand the use of our financing programs in the near term.
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
Borrowings
Senior Notes  The following table summarizes the principal amount of our senior notes (in millions):

	January 26, 2013	July 28, 2012
Senior notes:
Floating-rate notes, due 2014	$1,250	$1,250
1.625% fixed-rate notes, due 2014	2,000	2,000
2.90% fixed-rate notes, due 2014	500	500
5.50% fixed-rate notes, due 2016	3,000	3,000
3.15% fixed-rate notes, due 2017	750	750
4.95% fixed-rate notes, due 2019	2,000	2,000
4.45% fixed-rate notes, due 2020	2,500	2,500
5.90% fixed-rate notes, due 2039	2,000	2,000
5.50% fixed-rate notes, due 2040	2,000	2,000
Total	$16,000	$16,000
Interest is payable semiannually on each class of the senior fixed-rate notes, each of which is redeemable by us at any time, subject to a make-whole premium. Interest is payable quarterly on the floating-rate notes. We were in compliance with all debt covenants as of January 26, 2013.
Commercial Paper In fiscal 2011 we established a short-term debt financing program of up to $3.0 billion through the issuance of commercial paper notes. As of January 26, 2013 and July 28, 2012, we had no commercial paper notes outstanding under this program.

Other Borrowings Short-term debt includes notes and credit facilities with a number of financial institutions that are available to certain of our foreign subsidiaries. The amount of borrowings outstanding under these arrangements was $37 million and $31 million as of January 26, 2013 and July 28, 2012, respectively. As of January 26, 2013 and July 28, 2012, we also had an additional $10 million of long-term debt, in addition to our senior notes.
Credit Facility On February 17, 2012, we terminated our then-existing credit facility and entered into a credit agreement with certain institutional lenders that provides for a $3.0 billion unsecured revolving credit facility that is scheduled to expire on February 17, 2017. Any advances under the credit agreement will accrue interest at rates that are equal to, based on certain conditions, either (i) the higher of the Federal Funds rate plus 0.50%, Bank of America's “prime rate” as announced from time to time, or one-month LIBOR plus 1.00%, or (ii) LIBOR plus a margin that is based on our senior debt credit ratings as published by Standard & Poor's Financial Services, LLC and Moody's Investors Service, Inc. The credit agreement requires that we comply with certain covenants, including that we maintain an interest coverage ratio as defined in the agreement. As of January 26, 2013, we were in compliance with the required interest coverage ratio and the other covenants, and we had not borrowed any funds under the credit facility.
We may also, upon the agreement of either the then-existing lenders or additional lenders not currently parties to the agreement, increase the commitments under the credit facility by up to an additional $2.0 billion and/or extend the expiration date of the credit facility by up to two years, or up to February 17, 2019.
Deferred Revenue The following table presents the breakdown of deferred revenue (in millions):

	January 26, 2013	July 28, 2012	Increase (Decrease)
Service	$9,055	$9,173	$(118)
Product	4,266	3,707	559
Total	$13,321	$12,880	$441
Reported as:
Current	$9,108	$8,852	$256
Noncurrent	4,213	4,028	185
Total	$13,321	$12,880	$441
The 1% decrease in deferred service revenue reflects the ongoing amortization of deferred service revenue, partially offset by the impact of new contract initiations and renewals in the first six months of fiscal 2013. The increase in deferred product revenue was primarily due to increased deferrals related to subscription revenue arrangements and higher cash receipts related to unrecognized revenue from two-tier distributors as a result of an improvement in the linearity of shipments to these distributors.
Contractual Obligations
Operating Leases
We lease office space in many U.S. locations. Outside the United States, larger leased sites include sites in Australia, China, France, Germany, India, Israel, Italy, Japan, Norway, and the United Kingdom. We also lease equipment and vehicles. The future minimum lease payments under all of our noncancelable operating leases with an initial term in excess of one year as of January 26, 2013 were $1.1 billion.
Other Commitments
In connection with our business combinations and asset purchases, we have agreed to pay certain additional amounts contingent upon the achievement of agreed-upon technology, development, product, or other milestones or continued employment with us of certain employees of acquired entities. See Note 12 to the Consolidated Financial Statements.
We also have certain funding commitments primarily related to our investments in privately held companies and venture funds, some of which are based on the achievement of certain agreed-upon milestones, and some of which are required to be funded on demand. The funding commitments were $133 million as of January 26, 2013, compared with $120 million as of July 28, 2012.

Insieme Networks, Inc. ("Insieme") In the third quarter of fiscal 2012, we made an investment in Insieme, an early stage company focused on research and development in the data center market. As set forth in the agreement between Cisco and Insieme, this investment includes $100 million of funding and a license to certain of our technology. In addition, pursuant to a November 2012 amendment to the agreement between Cisco and Insieme, we agreed to invest an additional $35 million in Insieme upon the satisfaction of certain conditions. As of January 26, 2013, we owned approximately 87% of Insieme as a result of these investments and have consolidated the results of Insieme in our Consolidated Financial Statements.
In connection with this investment, we have entered into a put/call option agreement that provides us with the right to purchase the remaining interests in Insieme. In addition, the noncontrolling interest holders can require us to purchase their shares upon the occurrence of certain events. If we acquire the remaining interests of Insieme, the noncontrolling interest holders are eligible to receive two milestone payments, which will be determined using agreed-upon formulas based on revenue for certain of Insieme's products. We will begin recognizing the amounts due under the milestone payments when it is determined that such payments are probable of being earned, which we expect may be in fiscal 2014. When such a determination is made, the milestone payments will then be recorded as compensation expense by us based on an estimate of the fair value of the amounts probable of being earned, pursuant to a vesting schedule. Subsequent changes to the fair value of the amounts probable of being earned and the continued vesting will result in adjustments to the recorded compensation expense. The maximum amount that could be recorded as compensation expense by us is approximately $863 million. This amount was increased from up to a previous maximum of $750 million, as a result of the November 2012 amendment, as the parties recognized that higher staffing levels may be necessary to perform additional product development. The milestone payments, if earned, are expected to be paid primarily during fiscal 2016 and fiscal 2017.
Off-Balance Sheet Arrangements
We consider our investments in unconsolidated variable interest entities to be off-balance sheet arrangements. In the ordinary course of business, we have investments in privately held companies and provide financing to certain customers. These privately held companies and customers may be considered to be variable interest entities. We evaluate on an ongoing basis our investments in these privately held companies and customer financings, and we have determined that as of January 26, 2013 there were no material unconsolidated variable interest entities.
VCE is a joint venture that we formed in fiscal 2010 with EMC Corporation (“EMC”), with investments from VMware, Inc. (“VMware”) and Intel Corporation. VCE helps organizations leverage best-in-class technologies and disciplines from Cisco, EMC, and VMware to enable the transformation to cloud computing. As of January 26, 2013, our cumulative gross investment in VCE was approximately $457 million, inclusive of accrued interest, and our ownership percentage was approximately 35%. We account for our investment in VCE under the equity method, and our portion of VCE's net loss is recognized in other income (loss), net. As of January 26, 2013, we have recorded cumulative losses since inception from VCE of $325 million. Our carrying value in VCE as of January 26, 2013 was $132 million. Over the next 12 months, as VCE scales its operations, we expect that we will make additional investments in VCE and may incur additional losses proportionate with our share ownership.
From time to time, EMC and Cisco may enter into guarantee agreements on behalf of VCE to indemnify third parties, such as customers, for monetary damages. Such guarantees were not material as of January 26, 2013.
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
Securities Lending
We periodically engage in securities lending activities with certain of our available-for-sale investments. These transactions are accounted for as a secured lending of the securities, and the securities are typically loaned only on an overnight basis. The average daily balance of securities lending for the six months ended January 26, 2013 and January 28, 2012 was $0.8 billion and $0.4 billion, respectively. We require collateral equal to at least 102% of the fair market value of the loaned security and that the collateral be in the form of cash or liquid, high-quality assets. We engage in these secured lending transactions only with highly creditworthy counterparties, and the associated portfolio custodian has agreed to indemnify us against collateral losses. As of January 26, 2013 and July 28, 2012, we had no outstanding securities lending transactions. We believe these arrangements do not present a material risk or impact to our liquidity requirements.

Stock Repurchase Program
In September 2001, our Board of Directors authorized a stock repurchase program. As of January 26, 2013, our Board of Directors had authorized an aggregate repurchase of up to $82 billion of common stock under this program, and the remaining authorized repurchase amount was $5.1 billion with no termination date. The stock repurchase activity under the stock repurchase program, reported based on the trade date, is summarized as follows (in millions, except per-share amounts):

	Shares Repurchased	Weighted-Average Price per Share	Amount Repurchased
Cumulative balance at July 28, 2012	3,740	$20.36	$76,133
Repurchase of common stock under the stock repurchase program	40	18.73	753
Cumulative balance at January 26, 2013	3,780	$20.34	$76,886

Dividends
During fiscal 2013 and 2012, our Board of Directors declared the following dividends (in millions, except per-share amounts):

Declaration Date	Dividend per Share	Record Date	Amount	Payment Date
Fiscal 2013
November 15, 2012	$0.14	November 29, 2012	$743	December 19, 2012
August 14, 2012	0.14	October 4, 2012	744	October 24, 2012
Total	$0.28		$1,487
Fiscal 2012
June 14, 2012	$0.08	July 5, 2012	$425	July 25, 2012
February 7, 2012	0.08	April 5, 2012	432	April 25, 2012
December 15, 2011	0.06	January 5, 2012	322	January 25, 2012
September 20, 2011	0.06	October 6, 2011	322	October 26, 2011
Total	$0.28		$1,501
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
Interest Rate Risk
Fixed Income Securities We maintain an investment portfolio of various holdings, types, and maturities. Our primary objective for holding fixed income securities is to achieve an appropriate investment return consistent with preserving principal and managing risk. At any time, a sharp rise in market interest rates could have a material adverse impact on the fair value of our fixed income investment portfolio. Conversely, declines in interest rates, including the impact from lower credit spreads, could have a material adverse impact on interest income for our investment portfolio. We may utilize derivative instruments designated as hedging instruments to achieve our investment objectives. We had no outstanding hedging instruments for our fixed income securities as of January 26, 2013. Our fixed income investments are held for purposes other than trading. Our fixed income investments were not leveraged as of January 26, 2013. We monitor our interest rate and credit risks, including our credit exposures to specific rating categories and to individual issuers. As of January 26, 2013, approximately 77% of our fixed income securities balance consisted of U.S. government and U.S. government agency securities. We believe the overall credit quality of our portfolio is strong.
Debt As of January 26, 2013, we had $16.01 billion in principal amount of long-term debt outstanding, which consisted of $1.25 billion floating-rate notes and $14.76 billion fixed-rate notes. The carrying amount of our long-term debt was $16.3 billion, and the related fair value was $18.3 billion, which fair value is based on market prices. As of January 26, 2013, a hypothetical 50 basis points increase or decrease in market interest rates would change the fair value of the fixed-rate debt, excluding the $4.25 billion of hedged debt, by a decrease of $0.5 billion or an increase of $0.6 billion, respectively. However, this hypothetical change in interest rates would not impact the interest expense on the fixed-rate debt, which is not hedged.
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
Publicly Traded Equity Securities The following tables present the hypothetical fair values of publicly traded equity securities as a result of selected potential decreases and increases in the price of each equity security in the portfolio, excluding hedged equity securities, if any. Potential fluctuations in the price of each equity security in the portfolio of plus or minus 10%, 20%, and 30% were selected based on potential near-term changes in those security prices. The hypothetical fair values as of January 26, 2013 and July 28, 2012 are as follows (in millions):

	VALUATION OF SECURITIES GIVEN AN X% DECREASE IN EACH STOCK’S PRICE			FAIR VALUE AS OF JANUARY 26, 2013	VALUATION OF SECURITIES GIVEN AN X% INCREASE IN EACH STOCK’S PRICE
	(30)%	(20)%	(10)%		10%	20%	30%
Publicly traded equity securities	$963	$1,101	$1,238	$1,376	$1,514	$1,651	$1,789

	VALUATION OF SECURITIES GIVEN AN X% DECREASE IN EACH STOCK’S PRICE			FAIR VALUE AS OF JULY 28, 2012	VALUATION OF SECURITIES GIVEN AN X% INCREASE IN EACH STOCK’S PRICE
	(30)%	(20)%	(10)%		10%	20%	30%
Publicly traded equity securities	$944	$1,078	$1,213	$1,348	$1,483	$1,618	$1,752
There were no impairment charges on our investments in publicly traded equity securities for the periods presented.

Investments in Privately Held Companies We have also invested in privately held companies. These investments are recorded in other assets in our Consolidated Balance Sheets and are accounted for using primarily either the cost or the equity method. As of January 26, 2013, the total carrying amount of our investments in privately held companies was $869 million, compared with $858 million at July 28, 2012. Some of the privately held companies in which we invested are in the startup or development stages. These investments are inherently risky because the markets for the technologies or products these companies are developing are typically in the early stages and may never materialize. We could lose our entire investment in these companies. Our evaluation of investments in privately held companies is based on the fundamentals of the businesses invested in, including, among other factors, the nature of their technologies and potential for financial return. Our impairment charges on investments in privately held companies were $8 million and $1 million for the second quarters of fiscal 2013 and fiscal 2012, respectively, and were $18 million and $2 million during the first six months of fiscal 2013 and fiscal 2012, respectively.
Foreign Currency Exchange Risk
Our foreign exchange forward and option contracts outstanding as of January 26, 2013 and July 28, 2012 are summarized in U.S. dollar equivalents as follows (in millions):

	January 26, 2013		July 28, 2012
	Notional Amount	Fair Value	Notional Amount	Fair Value
Forward contracts:
Purchased	$2,883	$11	$3,336	$(10)
Sold	$1,186	$(4)	$1,566	$5
Option contracts:
Purchased	$1,088	$33	$2,478	$31
Sold	$1,045	$(4)	$2,239	$(25)
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
Approximately 70% of our operating expenses are U.S.-dollar denominated. In the first six months of fiscal 2013, foreign currency fluctuations, net of hedging, decreased the combined R&D, sales and marketing, and G&A expenses by $149 million, or approximately 1.7% compared with the first six months of fiscal 2012. To reduce variability in operating expenses and service cost of sales caused by non-U.S.-dollar denominated operating expenses and costs, we hedge certain forecasted foreign currency transactions with currency options and forward contracts. These hedging programs are not designed to provide foreign currency protection over long time horizons. In designing a specific hedging approach, we consider several factors, including offsetting exposures, significance of exposures, costs associated with entering into a particular hedge instrument, and potential effectiveness of the hedge. The gains and losses on foreign exchange contracts mitigate the effect of currency movements on our operating expenses and service cost of sales.
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
Changes in internal control over financial reporting. There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our second quarter of fiscal 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
The asserted claims by Brazilian federal tax authorities are for calendar years 2003 through 2008, and the asserted claims by the tax authorities from the state of Sao Paulo are for calendar years 2005 through 2007. The total asserted claims by Brazilian state and federal tax authorities aggregate to approximately $426 million for the alleged evasion of import and other taxes, approximately $1.1 billion for interest, and approximately $1.9 billion for various penalties, all determined using an exchange rate as of January 26, 2013. We have completed a thorough review of the matters and believe the asserted claims against our Brazilian subsidiary are without merit, and we are defending the claims vigorously. While we believe there is no legal basis for the alleged liability, due to the complexities and uncertainty surrounding the judicial process in Brazil and the nature of the claims asserting joint liability with the importer, we are unable to determine the likelihood of an unfavorable outcome against our Brazilian subsidiary and are unable to reasonably estimate a range of loss, if any. We do not expect a final judicial determination for several years.
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
Cisco and a service provider customer are subject to patent claims asserted by TiVo, Inc. on June 4, 2012 in the Federal District Court for the Eastern District of Texas.  TiVo alleges that our digital video recorders deployed by the service provider customer infringe certain of its patents.  TiVo seeks monetary damages and injunctive relief.  The trial on these claims is scheduled to begin in March 2014.  We intend to show at trial that our products do not use the technology described in the patents.
TiVo previously filed a similar patent lawsuit against the same service provider customer, accusing digital video recorders manufactured by one of our competitors.  The outcome of that case, which is scheduled for trial in May 2013, could have an impact on the timing and outcome of our case.  Due to the uncertainty surrounding the litigation process, which involves numerous defendants, we are unable to reasonably estimate the ultimate outcome of this litigation at this time.
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

•	How well we execute on our strategy and operating plans and the impact of changes in our business model that could result in significant restructuring charges

•	Our ability to achieve targeted cost reductions

•	Benefits anticipated from our investments in engineering, sales and manufacturing activities

•	Changes in tax laws, tax regulations and/or accounting rules

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
Instability in the global credit markets, including the continuing European economic and financial turmoil related to sovereign debt issues in certain countries, the impact of uncertainty regarding U.S. federal budget discussions including any sequestration, the instability in the geopolitical environment in many parts of the world and other disruptions, such as changes in energy costs, may continue to put pressure on global economic conditions. The world has recently experienced a global macroeconomic downturn, and if global economic and market conditions, or economic conditions in key markets, remain uncertain or deteriorate further, we may experience material impacts on our business, operating results, and financial condition.
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
OUR REVENUE FOR A PARTICULAR PERIOD IS DIFFICULT TO PREDICT, AND A SHORTFALL IN REVENUE MAY HARM OUR OPERATING RESULTS
As a result of a variety of factors discussed in this report, our revenue for a particular quarter is difficult to predict, especially in light of the recent global economic downturn and related market uncertainty. Our net sales may grow at a slower rate than in past periods or may decline, which for example occurred in fiscal 2009. Our ability to meet financial expectations could also be adversely affected if the nonlinear sales pattern seen in some of our past quarters recurs in future periods. We have experienced periods of time during which shipments have exceeded net bookings or manufacturing issues have delayed shipments, leading to nonlinearity in shipping patterns. In addition to making it difficult to predict revenue for a particular period, nonlinearity in shipping can increase costs, because irregular shipment patterns result in periods of underutilized capacity and periods in which overtime expenses may be incurred, as well as in potential additional inventory management-related costs. In addition, to the extent that manufacturing issues and any related component shortages result in delayed shipments in the future, and particularly in periods in which our contract manufacturers are operating at higher levels of capacity, it is possible that revenue for a quarter could be adversely affected if such matters occur and are not remediated within the same quarter.

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

•	Lower than expected benefits from value engineering

•	Increased price competition, including competitors from Asia, especially from China

•	Changes in distribution channels

•	Increased warranty costs

•	Increased amortization of purchased intangible assets, especially from acquisitions

•	How well we execute on our strategy and operating plans

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
Our competitors include Alcatel-Lucent; Arista Networks, Inc.; ARRIS Group, Inc.; Aruba Networks, Inc.; Avaya Inc.; Brocade Communications Systems, Inc.; Check Point Software Technologies Ltd.; Citrix Systems, Inc.; Dell Inc.; D-Link Corporation; LM Ericsson Telephone Company; Extreme Networks, Inc.; F5 Networks, Inc.; Fortinet, Inc.; Hewlett-Packard Company; Huawei Technologies Co., Ltd.; International Business Machines Corporation; Juniper Networks, Inc.; LogMeIn, Inc.; Meru Networks, Inc.; Microsoft Corporation; Motorola Mobility Holdings, Inc. (acquired by Google, Inc. in May 2012 and as to which Google in December 2012 agreed to sell the Motorola Home business segment to ARRIS Group, Inc.); Motorola Solutions, Inc.; NETGEAR, Inc.; Palo Alto Networks, Inc.; Polycom, Inc.; Riverbed Technology, Inc.; Symantec Corporation and VMware, Inc. ; among others.
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
Further, provision of greater levels of services, support and financing by us may result in a delay in the timing of revenue recognition. In addition, entry into other markets has subjected and will subject us to additional risks, particularly to those markets, including the effects of general market conditions and reduced consumer confidence.
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
We conduct significant sales and customer support operations in countries around the world and also depend on non-U.S. operations of our contract manufacturers, component suppliers and distribution partners. Although sales in several of our emerging countries decreased during the recent global economic downturn, several of our emerging countries generally have been relatively fast growing, and we have announced plans to expand our commitments and expectations in certain of those countries. As such, our growth depends in part on our increasing sales into emerging countries. Our future results could be materially adversely affected by a variety of political, economic or other factors relating to our operations inside and outside the United States, including impacts from federal U.S. budget discussions and impacts of any sequestration, the global macroeconomic environment and continuing challenges in Europe, whose macroeconomic condition could deteriorate further, any or all of which could have a material adverse effect on our operating results and financial condition, including, among others, the following:

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
ADVERSE RESOLUTION OF LITIGATION OR GOVERNMENTAL INVESTIGATIONS MAY HARM OUR OPERATING RESULTS OR FINANCIAL CONDITION
We are a party to lawsuits in the normal course of our business. Litigation can be expensive, lengthy, and disruptive to normal business operations. Moreover, the results of complex legal proceedings are difficult to predict. For example, Brazilian authorities have investigated our Brazilian subsidiary and certain of its current and former employees, as well as a Brazilian importer of our products, and its affiliates and employees, relating to alleged evasion of import taxes and alleged improper transactions involving the subsidiary and the importer. Brazilian tax authorities have assessed claims against our Brazilian subsidiary based on a theory of joint liability with the Brazilian importer for import taxes, interest, and penalties. In the first quarter of fiscal 2013, the Brazilian federal tax authorities asserted an additional claim against our Brazilian subsidiary based on a theory of joint liability with respect to an alleged underpayment of income taxes, social taxes, interest, and penalties by a Brazilian distributor. The asserted claims by Brazilian federal tax authorities are for calendar years 2003 through 2008 and the related asserted claims by the tax authorities from the state of Sao Paulo are for calendar years 2005 through 2007. The total asserted claims by Brazilian state and federal tax authorities aggregate to approximately $426 million for the alleged evasion of import and other taxes, approximately $1.1 billion for interest, and approximately $1.9 billion for various penalties, all determined using an exchange rate as of January 26, 2013. We have completed a thorough review of the matters and believe the asserted claims against our Brazilian subsidiary are without merit, and we are defending the claims vigorously. While we believe there is no legal basis for the alleged liability, due to the complexities and uncertainty surrounding the judicial process in Brazil and the nature of the claims asserting joint liability with the importer, we are unable to determine the likelihood of an unfavorable outcome against our Brazilian subsidiary and are unable to reasonably estimate a range of loss, if any. We do not expect a final judicial determination for several years. An unfavorable resolution of lawsuits or governmental investigations could have a material adverse effect on our business, operating results, or financial condition. For additional information regarding certain of the matters in which we are involved, see Item 1, “Legal Proceedings,” contained in Part II of this report.
CHANGES IN OUR PROVISION FOR INCOME TAXES OR ADVERSE OUTCOMES RESULTING FROM EXAMINATION OF OUR INCOME TAX RETURNS COULD ADVERSELY AFFECT OUR RESULTS
Our provision for income taxes is subject to volatility and could be adversely affected by earnings being lower than anticipated in countries that have lower tax rates and higher than anticipated in countries that have higher tax rates; by changes in the valuation of our deferred tax assets and liabilities; by expiration of or lapses in the R&D tax credit laws; by expiration of or lapses in tax incentives; by transfer pricing adjustments, including the effect of acquisitions on our intercompany R&D cost sharing arrangement and legal structure; by tax effects of nondeductible compensation; by tax costs related to intercompany realignments; by changes in accounting principles; or by changes in tax laws and regulations, including possible U.S. changes to the taxation of earnings of our foreign subsidiaries, the deductibility of expenses attributable to foreign income, or the foreign tax credit rules. Significant judgment is required to determine the recognition and measurement attribute prescribed in the accounting guidance for uncertainty in income taxes. The accounting guidance for uncertainty in income taxes applies to all income tax positions, including the potential recovery of previously paid taxes, which if settled unfavorably could adversely impact our provision for income taxes or additional paid-in capital. Further, as a result of certain of our ongoing employment and capital investment actions and commitments, our income in certain countries is subject to reduced tax rates and in some cases is wholly exempt from tax. Our failure to meet these commitments could adversely impact our provision for income taxes. In addition, we are subject to the continuous examination of our income tax returns by the Internal Revenue Service and other tax authorities. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes. There can be no assurance that the outcomes from these continuous examinations will not have an adverse effect on our operating results and financial condition.
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

THERE CAN BE NO ASSURANCE THAT OUR OPERATING RESULTS AND FINANCIAL CONDITION WILL NOT BE ADVERSELY AFFECTED BY OUR INCURRENCE OF DEBT
We have senior unsecured notes outstanding in an aggregate principal amount of $16.0 billion that mature at specific dates in 2014, 2016, 2017, 2019, 2020, 2039 and 2040. We have also established a commercial paper program under which we may issue short-term, unsecured commercial paper notes on a private placement basis up to a maximum aggregate amount outstanding at any time of $3.0 billion. We had no commercial paper notes outstanding under this program as of January 26, 2013. The outstanding senior unsecured notes bear fixed-rate interest payable semiannually, except $1.25 billion of the notes which bears interest at a floating rate payable quarterly. The fair value of the long-term debt is subject to market interest rate volatility. The instruments governing the senior unsecured notes contain certain covenants applicable to us and our subsidiaries that may adversely affect our ability to incur certain liens or engage in certain types of sale and leaseback transactions. In addition, we will be required to have available in the United States sufficient cash to repay all of our notes on maturity. There can be no assurance that our incurrence of this debt or any future debt will be a better means of providing liquidity to us than would our use of our existing cash resources, including cash currently held offshore. Further, we cannot be assured that our maintenance of this indebtedness or incurrence of future indebtedness will not adversely affect our operating results or financial condition. In addition, changes by any rating agency to our credit rating can negatively impact the value and liquidity of both our debt and equity securities, as well as the terms upon which we may borrow under our commercial paper program.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a)	None.

(b)	None.

(c)	Issuer Purchases of Equity Securities (in millions, except per-share amounts):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
October 28, 2012 to November 24, 2012	3	$17.03	3	$5,571
November 25, 2012 to December 22, 2012	—	$—	—	$5,571
December 23, 2012 to January 26, 2013	22	$20.52	22	$5,114
Total	25	$20.15	25
On September 13, 2001, we announced that our Board of Directors had authorized a stock repurchase program. As of January 26, 2013, our Board of Directors had authorized the repurchase of up to $82 billion of common stock under this program. As of January 26, 2013, we had repurchased and retired 3.8 billion shares of our common stock at an average price of $20.34 per share for an aggregate purchase price of $76.9 billion since inception of the stock repurchase program, and the remaining authorized amount for stock repurchases under this program was $5.1 billion with no termination date.
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

Item 3.	Defaults Upon Senior Securities
None.

Item 4.	Mine Safety Disclosures
Not Applicable.

Item 5.	Other Information
None.

Item 6.	Exhibits
The following documents are filed as Exhibits to this report:

10.1	Localization Agreement by and between Cisco Systems, Inc. and Wim Elfrink (incorporated by reference to Exhibit 10.1 of Form 8-K (File No. 000-18225) filed January 8, 2013)
10.2	Cisco Systems, Inc. Executive Incentive Plan (incorporated by reference to Exhibit 10.1 of Form 8-K (File No. 000-18225) filed November 16, 2012)
10.3	Cisco Systems, Inc. 2005 Stock Incentive Plan (including related form agreements)
31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer
32.1	Section 1350 Certification of Principal Executive Officer
32.2	Section 1350 Certification of Principal Financial Officer
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Cisco Systems, Inc.

Date: February 19, 2013	By	/s/ Frank A. Calderoni
Frank A. Calderoni Executive Vice President and Chief Financial Officer (Principal Financial Officer and duly authorized signatory)

EXHIBIT INDEX

10.1	Localization Agreement by and between Cisco Systems, Inc. and Wim Elfrink (incorporated by reference to Exhibit 10.1 of Form 8-K (File No. 000-18225) filed January 8, 2013)
10.2	Cisco Systems, Inc. Executive Incentive Plan (incorporated by reference to Exhibit 10.1 of Form 8-K (File No. 000-18225) filed November 16, 2012)
10.3	Cisco Systems, Inc. 2005 Stock Incentive Plan (including related form agreements)
31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer
32.1	Section 1350 Certification of Principal Executive Officer
32.2	Section 1350 Certification of Principal Financial Officer
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document