Form 10-Q
period 2013-04-27
CISCO SYSTEMS, INC.
filed 2013-05-21
CIK 858877

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 27, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES   ☐     NO   ☒
Number of shares of the registrant’s common stock outstanding as of May 16, 2013: 5,344,336,014

Cisco Systems, Inc.
FORM 10-Q for the Quarter Ended April 27, 2013

PART 1. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)
CISCO SYSTEMS, INC.
CONSOLIDATED BALANCE SHEETS
(in millions, except par value)
(Unaudited)

	April 27, 2013	July 28, 2012
ASSETS
Current assets:
Cash and cash equivalents	$5,122	$9,799
Investments	42,266	38,917
Accounts receivable, net of allowance for doubtful accounts of $225 at April 27, 2013 and $207 at July 28, 2012	4,942	4,369
Inventories	1,469	1,663
Financing receivables, net	3,878	3,661
Deferred tax assets	2,377	2,294
Other current assets	1,363	1,230
Total current assets	61,417	61,933
Property and equipment, net	3,330	3,402
Financing receivables, net	3,838	3,585
Goodwill	21,640	16,998
Purchased intangible assets, net	3,408	1,959
Other assets	3,451	3,882
TOTAL ASSETS	$97,084	$91,759
LIABILITIES AND EQUITY
Current liabilities:
Short-term debt	$3,292	$31
Accounts payable	957	859
Income taxes payable	—	276
Accrued compensation	3,010	2,928
Deferred revenue	9,055	8,852
Other current liabilities	4,749	4,785
Total current liabilities	21,063	17,731
Long-term debt	12,956	16,297
Income taxes payable	1,503	1,844
Deferred revenue	3,630	4,028
Other long-term liabilities	1,134	558
Total liabilities	40,286	40,458
Commitments and contingencies (Note 12)
Equity:
Cisco shareholders’ equity:
Preferred stock, no par value: 5 shares authorized; none issued and outstanding	—	—
Common stock and additional paid-in capital, $0.001 par value: 20,000 shares authorized; 5,315 and 5,298 shares issued and outstanding at April 27, 2013 and July 28, 2012, respectively	40,431	39,271
Retained earnings	15,668	11,354
Accumulated other comprehensive income	689	661
Total Cisco shareholders’ equity	56,788	51,286
Noncontrolling interests	10	15
Total equity	56,798	51,301
TOTAL LIABILITIES AND EQUITY	$97,084	$91,759
See Notes to Consolidated Financial Statements.

CISCO SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per-share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	April 27, 2013	April 28, 2012	April 27, 2013	April 28, 2012
NET SALES:
Product	$9,559	$9,106	$28,293	$27,176
Service	2,657	2,482	7,897	7,195
Total net sales	12,216	11,588	36,190	34,371
COST OF SALES:
Product	3,782	3,563	11,387	10,776
Service	923	856	2,710	2,471
Total cost of sales	4,705	4,419	14,097	13,247
GROSS MARGIN	7,511	7,169	22,093	21,124
OPERATING EXPENSES:
Research and development	1,542	1,358	4,425	4,072
Sales and marketing	2,375	2,383	7,178	7,230
General and administrative	530	562	1,674	1,611
Amortization of purchased intangible assets	89	96	329	292
Restructuring and other charges	33	20	105	225
Total operating expenses	4,569	4,419	13,711	13,430
OPERATING INCOME	2,942	2,750	8,382	7,694
Interest income	162	161	483	483
Interest expense	(145)	(151)	(440)	(449)
Other income (loss), net	(14)	19	(69)	45
Interest and other income (loss), net	3	29	(26)	79
INCOME BEFORE PROVISION FOR INCOME TAXES	2,945	2,779	8,356	7,773
Provision for income taxes	467	614	643	1,649
NET INCOME	$2,478	$2,165	$7,713	$6,124

Net income per share:
Basic	$0.47	$0.40	$1.45	$1.14
Diluted	$0.46	$0.40	$1.44	$1.13
Shares used in per-share calculation:
Basic	5,329	5,388	5,316	5,383
Diluted	5,387	5,456	5,361	5,418

Cash dividends declared per common share	$0.17	$0.08	$0.45	$0.20
See Notes to Consolidated Financial Statements.

CISCO SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)
(Unaudited)

	Three Months Ended		Nine Months Ended
	April 27, 2013	April 28, 2012	April 27, 2013	April 28, 2012
Net income	$2,478	$2,165	$7,713	$6,124
Available-for-sale investments:
Change in net unrealized gains, net of tax benefit (expense) of $38 and $(7) for the three and nine months ended April 27, 2013, respectively, and $(67) and $(39) for the corresponding periods of fiscal 2012, respectively	(63)	98	10	55
Net gains reclassified into earnings, net of tax effects of $2 and $16 for the three and nine months ended April 27, 2013, respectively, and $11 and $27 for the corresponding periods of fiscal 2012, respectively	(4)	(18)	(30)	(48)
	(67)	80	(20)	7
Cash flow hedging instruments:
Change in unrealized gains and losses, net of tax benefit (expense) of $1 and $(1) for the three and nine months ended April 27, 2013, and $0 for both corresponding periods of fiscal 2012	(10)	11	58	(83)
Net (gains) losses reclassified into earnings	(4)	18	(7)	44
	(14)	29	51	(39)
Net change in cumulative translation adjustment and other, net of tax benefit (expense) of $1 and $(14) for the three and nine months ended April 27, 2013, respectively, and $0 and $31 for the corresponding periods of fiscal 2012, respectively	(128)	21	(8)	(296)
Other comprehensive income (loss)	(209)	130	23	(328)
Comprehensive income	2,269	2,295	7,736	5,796
Comprehensive (income) loss attributable to noncontrolling interests	—	(2)	5	12
Comprehensive income attributable to Cisco Systems, Inc.	$2,269	$2,293	$7,741	$5,808
See Notes to Consolidated Financial Statements.

CISCO SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(Unaudited)

	Nine Months Ended
	April 27, 2013	April 28, 2012
Cash flows from operating activities:
Net income	$7,713	$6,124
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization, and other	1,760	1,816
Share-based compensation expense	880	1,032
Provision for receivables	46	45
Deferred income taxes	48	75
Excess tax benefits from share-based compensation	(48)	(57)
Net losses (gains) on investments	23	(38)
Change in operating assets and liabilities, net of effects of acquisitions and divestitures:
Accounts receivable	(439)	660
Inventories	238	(113)
Financing receivables	(448)	(762)
Other assets	(41)	(495)
Accounts payable	91	34
Income taxes, net	(642)	151
Accrued compensation	(48)	(451)
Deferred revenue	(169)	482
Other liabilities	(56)	(100)
Net cash provided by operating activities	8,908	8,403

Cash flows from investing activities:
Purchases of investments	(23,969)	(32,690)
Proceeds from sales of investments	7,279	19,591
Proceeds from maturities of investments	13,234	7,930
Acquisition of property and equipment	(843)	(830)
Acquisition of businesses, net of cash and cash equivalents acquired	(6,371)	(333)
Purchases of investments in privately held companies	(140)	(299)
Return of investments in privately held companies	110	212
Other	47	175
Net cash used in investing activities	(10,653)	(6,244)

Cash flows from financing activities:
Issuances of common stock	1,193	1,115
Repurchases of common stock - repurchase program	(1,554)	(2,708)
Shares repurchased for tax withholdings on vesting of restricted stock units	(249)	(160)
Short-term borrowings, maturities less than 90 days, net	(20)	(505)
Excess tax benefits from share-based compensation	48	57
Dividends paid	(2,392)	(1,076)
Other	42	(83)
Net cash used in financing activities	(2,932)	(3,360)
Net decrease in cash and cash equivalents	(4,677)	(1,201)
Cash and cash equivalents, beginning of period	9,799	7,662
Cash and cash equivalents, end of period	$5,122	$6,461

Cash paid for:
Interest	$562	$561
Income taxes, net	$1,236	$1,424
See Notes to Consolidated Financial Statements.

CISCO SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(in millions, except per-share amounts)
(Unaudited)

Nine Months Ended April 27, 2013	Shares of Common Stock	Common Stock and Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Cisco Shareholders’ Equity	Non-controlling Interests	Total Equity
BALANCE AT JULY 28, 2012	5,298	$39,271	$11,354	$661	$51,286	$15	$51,301
Net income			7,713		7,713		7,713
Other comprehensive income (loss)				28	28	(5)	23
Issuance of common stock	111	1,193			1,193		1,193
Repurchase of common stock - repurchase program	(81)	(606)	(1,007)		(1,613)		(1,613)
Shares repurchased for tax withholdings on vesting of restricted stock units	(13)	(249)			(249)		(249)
Cash dividends declared ($0.45 per common share)			(2,392)		(2,392)		(2,392)
Tax effects from employee stock incentive plans		(120)			(120)		(120)
Share-based compensation expense		880			880		880
Purchase acquisitions and other		62			62		62
BALANCE AT APRIL 27, 2013	5,315	$40,431	$15,668	$689	$56,788	$10	$56,798

Nine Months Ended April 28, 2012	Shares of Common Stock	Common Stock and Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Cisco Shareholders’ Equity	Non-controlling Interests	Total Equity
BALANCE AT JULY 30, 2011	5,435	$38,648	$7,284	$1,294	$47,226	$33	$47,259
Net income			6,124		6,124		6,124
Other comprehensive loss				(316)	(316)	(12)	(328)
Issuance of common stock	110	1,115			1,115		1,115
Repurchase of common stock - repurchase program	(152)	(1,097)	(1,463)		(2,560)		(2,560)
Shares repurchased for tax withholdings on vesting of restricted stock units	(10)	(160)			(160)		(160)
Cash dividends declared ($0.20 per common share)			(1,076)		(1,076)		(1,076)
Tax effects from employee stock incentive plans		(36)			(36)		(36)
Share-based compensation expense		1,032			1,032		1,032
Purchase acquisitions and other		8			8		8
BALANCE AT APRIL 28, 2012	5,383	$39,510	$10,869	$978	$51,357	$21	$51,378
In September 2001, the Company’s Board of Directors authorized a stock repurchase program. As of April 27, 2013, the Company’s Board of Directors had authorized an aggregate repurchase of up to $82 billion of common stock under this program with no termination date. For additional information regarding stock repurchases, see Note 13 to the Consolidated Financial Statements. The stock repurchases since the inception of this program and the related impacts on Cisco shareholders’ equity are summarized in the following table (in millions):

	Shares of Common Stock	Common Stock and Additional Paid-In Capital	Retained Earnings	Total Cisco Shareholders’ Equity
Repurchases of common stock under the repurchase program	3,821	$17,647	$60,099	$77,746
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
The accompanying financial data as of April 27, 2013 and for the three and nine months ended April 27, 2013 and April 28, 2012 has been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. The July 28, 2012 Consolidated Balance Sheet was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and the notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended July 28, 2012.
The Company consolidates its investment in a venture fund managed by SOFTBANK Corp. and its affiliates (“SOFTBANK”) and Insieme Networks, Inc. (“Insieme”) as these are variable interest entities and the Company is the primary beneficiary. The noncontrolling interests attributed to SOFTBANK are presented as a separate component from the Company's equity in the equity section of the Consolidated Balance Sheets. SOFTBANK's share of the earnings in the venture fund and the loss attributable to the noncontrolling interests in Insieme are not presented separately in the Consolidated Statements of Operations as these amounts are not material for any of the fiscal periods presented.
In the opinion of management, all adjustments (which include normal recurring adjustments, except as disclosed herein) necessary to present fairly the statement of financial position as of April 27, 2013; the results of operations for the three and nine months ended April 27, 2013 and April 28, 2012; and the statements of cash flows and equity for the nine months ended April 27, 2013 and April 28, 2012, as applicable, have been made. The results of operations for the three and nine months ended April 27, 2013 are not necessarily indicative of the operating results for the full fiscal year or any future periods.
Certain reclassifications have been made to prior period amounts in order to conform to the current period's presentation. The Company has evaluated subsequent events through the date that the financial statements were issued.

2.	Recent Accounting Pronouncements

(a)	New Accounting Updates Recently Adopted
In June 2011, the Financial Accounting Standards Board (“FASB”) issued an accounting standard update to provide guidance on increasing the prominence of items reported in other comprehensive income, which eliminated the option to present components of other comprehensive income as part of the statement of equity. The Company adopted this accounting standard in the first quarter of fiscal 2013.
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
In March 2013, the FASB issued an accounting standard update requiring an entity to release into net income the entire amount of a cumulative translation adjustment related to its investment in a foreign entity when as a parent it either sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets within a foreign entity. This accounting standard update will be effective for the Company beginning in the first quarter of fiscal 2015. The Company is currently evaluating the impact of this accounting standard update on its Consolidated Financial Statements.

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

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The Company completed nine additional business combinations during the nine months ended April 27, 2013. A summary of the allocation of the total purchase consideration is presented as follows (in millions):

	Purchase Consideration	Net Liabilities Assumed	Purchased Intangible Assets	Goodwill
Meraki Inc.	$974	$(59)	$289	$744
Intucell, Ltd	360	(23)	106	277
All others (seven in total)	246	(18)	88	176
Total other acquisitions	$1,580	$(100)	$483	$1,197
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
The Company acquired privately held Intucell, Ltd. (“Intucell”) in the third quarter of fiscal 2013. Intucell provides advanced self-optimizing network software for mobile carriers. With its acquisition of Intucell, the Company intends to enhance its commitment to global service providers by adding a critical network intelligence layer to manage and optimize spectrum, coverage and capacity, and ultimately the quality of the mobile experience.
The total purchase consideration related to the Company's business combinations completed during the nine months ended April 27, 2013 consisted of cash consideration, repayment of debt, and vested share-based awards assumed. The total in cash and cash equivalents acquired from these business combinations was approximately $151 million.

(b)	Other Acquisition/Divestiture Information
Total transaction costs related to the Company's business combination activities were $23 million and $9 million for the nine months ended April 27, 2013 and April 28, 2012, respectively. These transaction costs were expensed as incurred as general and administrative (“G&A”) expenses in the Consolidated Statements of Operations.
The goodwill generated from the Company's business combinations completed during the nine months ended April 27, 2013 is primarily related to expected synergies. The goodwill is generally not deductible for U.S. federal income tax purposes.
The Consolidated Financial Statements include the operating results of each business combination from the date of acquisition. Pro forma results of operations for the acquisitions completed during the nine months ended April 27, 2013 have not been presented because the effects of the acquisitions, individually and in the aggregate, were not material to the Company's financial results.
During the second quarter of fiscal 2013, the Company agreed to sell its Linksys product line to a third party. This transaction closed during the third quarter of fiscal 2013. The financial statement impact of the Company's Linksys product line and the resulting sale were not material for any of the periods presented.

4.	Goodwill and Purchased Intangible Assets

(a)	Goodwill
The following table presents the goodwill allocated to the Company's reportable segments as of and during the nine months ended April 27, 2013 (in millions):

	Balance at July 28, 2012	NDS Acquisition	Other Acquisitions	Other	Balance at April 27, 2013
Americas	$11,755	$1,230	$641	$(8)	$13,618
EMEA	3,287	1,327	353	5	4,972
APJC	1,956	887	203	4	3,050
Total	$16,998	$3,444	$1,197	$1	$21,640
In the preceding table, the column entitled “Other” includes a goodwill reduction related to divestiture activity and purchase accounting adjustments.

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

(b)	Purchased Intangible Assets
The following table presents details of the Company's intangible assets acquired through business combinations completed during the nine months ended April 27, 2013 (in millions, except years):

	FINITE LIVES						INDEFINITE LIVES	TOTAL
	TECHNOLOGY		CUSTOMER RELATIONSHIPS		OTHER		IPR&D
	Weighted-Average Useful Life (in Years)	Amount	Weighted-Average Useful Life (in Years)	Amount	Weighted-Average Useful Life (in Years)	Amount	Amount	Amount
NDS Group Limited	6.4	$807	6.7	$818	7.4	$27	$94	$1,746
Meraki Inc.	8.0	259	6.0	30	—	—	—	289
Intucell, Ltd.	5.0	59	5.0	11	—	—	36	106
All others (seven in total)	4.1	61	6.3	12	5.0	1	14	88
Total		$1,186		$871		$28	$144	$2,229
The following tables present details of the Company’s purchased intangible assets (in millions):

April 27, 2013	Gross	Accumulated Amortization	Net
Purchased intangible assets with finite lives:
Technology	$3,500	$(1,316)	$2,184
Customer relationships	1,791	(640)	1,151
Other	46	(23)	23
Total purchased intangible assets with finite lives	5,337	(1,979)	3,358
In-process research and development, with indefinite lives	50	—	50
Total	$5,387	$(1,979)	$3,408

July 28, 2012	Gross	Accumulated Amortization	Net
Purchased intangible assets with finite lives:
Technology	$2,267	$(908)	$1,359
Customer relationships	2,261	(1,669)	592
Other	49	(41)	8
Total	$4,577	$(2,618)	$1,959

Purchased intangible assets include intangible assets acquired through business combinations as well as through direct purchases or licenses.
The following table presents the amortization of purchased intangible assets (in millions):

	Three Months Ended		Nine Months Ended
	April 27, 2013	April 28, 2012	April 27, 2013	April 28, 2012
Amortization of purchased intangible assets:
Cost of sales	$156	$108	$444	$303
Operating expenses	89	96	329	292
Total	$245	$204	$773	$595
There were no impairment charges related to purchased intangible assets during the periods presented.

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The estimated future amortization expense of purchased intangible assets with finite lives as of April 27, 2013 is as follows (in millions):

Fiscal Year	Amount
2013 (remaining three months)	$232
2014	862
2015	780
2016	554
2017	399
Thereafter	531
Total	$3,358

5.	Restructuring and Other Charges
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

	Voluntary Early Retirement Program	Employee Severance	Goodwill and Intangible Assets	Other	Total
Gross charges in fiscal 2011	$453	$247	$71	$28	$799
Cash payments	(436)	(13)	—	—	(449)
Non-cash items	—	—	(71)	(17)	(88)
BALANCE AT JULY 30, 2011	$17	$234	$—	$11	$262
Gross charges in fiscal 2012	—	299	—	54	353
Change in estimate related to fiscal 2011 charges	—	(49)	—	—	(49)
Cash payments	(17)	(401)	—	(18)	(436)
Non-cash items	—	—	—	(20)	(20)
BALANCE AT JULY 28, 2012	$—	$83	$—	$27	$110
Charges in fiscal 2013	—	111	—	(6)	105
Cash payments	—	(164)	—	(10)	(174)
Non-cash items	—	—	—	(3)	(3)
BALANCE AT APRIL 27, 2013	$—	$30	$—	$8	$38

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

6.	Balance Sheet Details
The following tables provide details of selected balance sheet items (in millions):

	April 27, 2013	July 28, 2012
Inventories:
Raw materials	$81	$127
Work in process	38	35
Finished goods:
Distributor inventory and deferred cost of sales	679	630
Manufactured finished goods	378	597
Total finished goods	1,057	1,227
Service-related spares	253	213
Demonstration systems	40	61

Total	$1,469	$1,663

Property and equipment, net:
Land, buildings, and building and leasehold improvements	$4,437	$4,363
Computer equipment and related software	1,392	1,469
Production, engineering, and other equipment	5,655	5,364
Operating lease assets (1)	299	300
Furniture and fixtures	497	487
	12,280	11,983
Less accumulated depreciation and amortization (1)	(8,950)	(8,581)
Total	$3,330	$3,402

(1) Accumulated depreciation related to operating lease assets was $185 and $181 as of April 27, 2013 and July 28, 2012, respectively.

Other assets:
Deferred tax assets	$1,787	$2,270
Investments in privately held companies	835	858
Other	829	754
Total	$3,451	$3,882

Deferred revenue:
Service	$8,705	$9,173
Product:
Unrecognized revenue on product shipments and other deferred revenue	3,257	2,975
Cash receipts related to unrecognized revenue from two-tier distributors	723	732
Total product deferred revenue	3,980	3,707
Total	$12,685	$12,880
Reported as:
Current	$9,055	$8,852
Noncurrent	3,630	4,028
Total	$12,685	$12,880

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

7.	Financing Receivables and Guarantees

(a)	Financing Receivables
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
A summary of the Company’s financing receivables is presented as follows (in millions):

April 27, 2013	Lease Receivables	Loan Receivables	Financed Service Contracts and Other	Total Financing Receivables
Gross	$3,764	$1,671	$2,924	$8,359
Unearned income	(286)	—	—	(286)
Allowance for credit loss	(245)	(93)	(19)	(357)
Total, net	$3,233	$1,578	$2,905	$7,716
Reported as:
Current	$1,400	$900	$1,578	$3,878
Noncurrent	1,833	678	1,327	3,838
Total, net	$3,233	$1,578	$2,905	$7,716

July 28, 2012	Lease Receivables	Loan Receivables	Financed Service Contracts and Other	Total Financing Receivables
Gross	$3,429	$1,796	$2,651	$7,876
Unearned income	(250)	—	—	(250)
Allowance for credit loss	(247)	(122)	(11)	(380)
Total, net	$2,932	$1,674	$2,640	$7,246
Reported as:
Current	$1,200	$968	$1,493	$3,661
Noncurrent	1,732	706	1,147	3,585
Total, net	$2,932	$1,674	$2,640	$7,246
As of April 27, 2013 and July 28, 2012, the deferred service revenue related to the financed service contracts and other was $1,825 million and $1,838 million, respectively.
Contractual maturities of the gross lease receivables at April 27, 2013 are summarized as follows (in millions):

Fiscal Year	Amount
2013 (remaining three months)	$516
2014	1,477
2015	957
2016	535
2017	234
Thereafter	45
Total	$3,764

Actual cash collections may differ from the contractual maturities due to early customer buyouts, refinancings, or defaults.

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

(b)	Credit Quality of Financing Receivables
Financing receivables categorized by the Company's internal credit risk rating as of April 27, 2013 and July 28, 2012 are summarized as follows (in millions):

	INTERNAL CREDIT RISK RATING
April 27, 2013	1 to 4	5 to 6	7 and Higher	Total	Residual Value	Gross Receivables, Net of Unearned Income
Lease receivables	$1,654	$1,476	$87	$3,217	$261	$3,478
Loan receivables	859	779	33	1,671	—	1,671
Financed service contracts and other	1,620	1,160	144	2,924	—	2,924
Total	$4,133	$3,415	$264	$7,812	$261	$8,073

	INTERNAL CREDIT RISK RATING
July 28, 2012	1 to 4	5 to 6	7 and Higher	Total	Residual Value	Gross Receivables, Net of Unearned Income
Lease receivables	$1,532	$1,342	$31	$2,905	$274	$3,179
Loan receivables	831	921	44	1,796	—	1,796
Financed service contracts and other	1,552	1,030	69	2,651	—	2,651
Total	$3,915	$3,293	$144	$7,352	$274	$7,626
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
In circumstances when collectibility is not deemed reasonably assured, the associated revenue is deferred in accordance with the Company's revenue recognition policies, and the related allowance for credit loss, if any, is included in deferred revenue. The Company also records deferred revenue associated with financing receivables when there are remaining performance obligations, as it does for financed service contracts. Total allowances for credit loss and deferred revenue as of April 27, 2013 and July 28, 2012 were $2,275 million and $2,387 million, respectively, and they were associated with financing receivables (net of unearned income) of $8,073 million and $7,626 million as of their respective period ends. The Company did not modify any financing receivables during the periods presented.
The following tables present the aging analysis of financing receivables as of April 27, 2013 and July 28, 2012 (in millions):

	DAYS PAST DUE (INCLUDES BILLED AND UNBILLED)
April 27, 2013	31-60	61-90	91+	Total Past Due	Current	Gross Receivables, Net of Unearned Income	Non-Accrual Financing Receivables	Impaired Financing Receivables
Lease receivables	$119	$45	$216	$380	$3,098	$3,478	$23	$17
Loan receivables	26	2	12	40	1,631	1,671	11	11
Financed service contracts and other	79	243	424	746	2,178	2,924	20	10
Total	$224	$290	$652	$1,166	$6,907	$8,073	$54	$38

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
Past due financing receivables are those that are 31 days or more past due according to their contractual payment terms. The data in the preceding tables are presented by contract, and the aging classification of each contract is based on the oldest outstanding receivable, and therefore past due amounts also include unbilled and current receivables within the same contract. The balances of either unbilled or current financing receivables included in the category of 91 days plus past due for lease receivables, loan receivables, and financed service contracts and other were, respectively, $175 million, $6 million, and $334 million as of April 27, 2013. The amounts were, respectively, $139 million, $3 million, and $313 million as of July 28, 2012.
As of April 27, 2013, the Company had financing receivables of $110 million, net of unbilled or current receivables from the same contract, that were in the category for 91 days plus past due but remained on accrual status. Such balance was $109 million as of July 28, 2012. A financing receivable may be placed on nonaccrual status earlier if, in management's opinion, a timely collection of the full principal and interest becomes uncertain.

(c)	Allowance for Credit Loss Rollforward
The allowances for credit loss and the related financing receivables are summarized as follows (in millions):

	CREDIT LOSS ALLOWANCES
Three Months Ended April 27, 2013	Lease Receivables	Loan Receivables	Financed Service Contracts and Other	Total
Allowance for credit loss as of January 26, 2013	$247	$101	$13	$361
Provisions	30	8	6	44
Write-offs net of recoveries	(29)	(15)	—	(44)
Foreign exchange and other	(3)	(1)	—	(4)
Allowance for credit loss as of April 27, 2013	$245	$93	$19	$357
Gross receivables as of April 27, 2013, net of unearned income	$3,478	$1,671	$2,924	$8,073

	CREDIT LOSS ALLOWANCES
Nine Months Ended April 27, 2013	Lease Receivables	Loan Receivables	Financed Service Contracts and Other	Total
Allowance for credit loss as of July 28, 2012	$247	$122	$11	$380
Provisions	27	(15)	8	20
Write-offs net of recoveries	(29)	(15)	—	(44)
Foreign exchange and other	—	1	—	1
Allowance for credit loss as of April 27, 2013	$245	$93	$19	$357
Gross receivables as of April 27, 2013, net of unearned income	$3,478	$1,671	$2,924	$8,073

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	CREDIT LOSS ALLOWANCES
Three Months Ended April 28, 2012	Lease Receivables	Loan Receivables	Financed Service Contracts and Other	Total
Allowance for credit loss as of January 28, 2012	$250	$110	$9	$369
Provisions	3	7	2	12
Write-offs net of recoveries	(1)	—	—	(1)
Foreign exchange and other	—	1	—	1
Allowance for credit loss as of April 28, 2012	$252	$118	$11	$381
Gross receivables as of April 28, 2012, net of unearned income	$3,153	$1,827	$2,628	$7,608

	CREDIT LOSS ALLOWANCES
Nine Months Ended April 28, 2012	Lease Receivables	Loan Receivables	Financed Service Contracts and Other	Total
Allowance for credit loss as of July 30, 2011	$237	$103	$27	$367
Provisions	23	16	(14)	25
Write-offs net of recoveries	(1)	—	—	(1)
Foreign exchange and other	(7)	(1)	(2)	(10)
Allowance for credit loss as of April 28, 2012	$252	$118	$11	$381
Gross receivables as of April 28, 2012, net of unearned income	$3,153	$1,827	$2,628	$7,608

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
Typically, the Company also considers receivables with a risk rating of 8 or higher to be impaired and will include them in the individual assessment for allowance. These balances, as of April 27, 2013 and July 28, 2012, are presented under “(b) Credit Quality of Financing Receivables” above.
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
Channel Partner Financing Guarantees  The Company facilitates arrangements for third-party financing extended to channel partners, consisting of revolving short-term financing, generally with payment terms ranging from 60 to 90 days. These financing arrangements facilitate the working capital requirements of the channel partners, and, in some cases, the Company guarantees a portion of these arrangements. The volume of channel partner financing was $5.8 billion and $5.2 billion for the three months ended April 27, 2013 and April 28, 2012, respectively. The volume of channel partner financing was $17.2 billion and $15.9 billion for the nine months ended April 27, 2013 and April 28, 2012, respectively. The balance of the channel partner financing subject to guarantees was $1.4 billion and $1.2 billion as of April 27, 2013 and July 28, 2012, respectively.

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

End-User Financing Guarantees  The Company also provides financing guarantees for third-party financing arrangements extended to end-user customers related to leases and loans, which typically have terms of up to three years. The volume of financing provided by third parties for leases and loans as to which the Company had provided guarantees was $38 million and $99 million for the three months ended April 27, 2013 and April 28, 2012, respectively, and was $137 million and $194 million for the nine months ended April 27, 2013 and April 28, 2012, respectively.
Financing Guarantee Summary  The aggregate amounts of financing guarantees outstanding at April 27, 2013 and July 28, 2012, representing the total maximum potential future payments under financing arrangements with third parties along with the related deferred revenue, are summarized in the following table (in millions):

	April 27, 2013	July 28, 2012
Maximum potential future payments relating to financing guarantees:
Channel partner	$391	$277
End user	255	232
Total	$646	$509
Deferred revenue associated with financing guarantees:
Channel partner	$(227)	$(193)
End user	(223)	(200)
Total	$(450)	$(393)
Maximum potential future payments relating to financing guarantees, net of associated deferred revenue	$196	$116

8.	Investments

(a)	Summary of Available-for-Sale Investments
The following tables summarize the Company’s available-for-sale investments (in millions):

April 27, 2013	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Fixed income securities:
U.S. government securities	$28,398	$45	$—	$28,443
U.S. government agency securities	3,297	12	—	3,309
Non-U.S. government and agency securities	1,007	5	—	1,012
Corporate debt securities	7,325	104	(1)	7,428
Total fixed income securities	40,027	166	(1)	40,192
Publicly traded equity securities	1,530	548	(4)	2,074
Total	$41,557	$714	$(5)	$42,266

July 28, 2012	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Fixed income securities:
U.S. government securities	$24,201	$41	$(1)	$24,241
U.S. government agency securities	5,367	21	—	5,388
Non-U.S. government and agency securities	1,629	9	—	1,638
Corporate debt securities	5,959	74	(3)	6,030
Total fixed income securities	37,156	145	(4)	37,297
Publicly traded equity securities	1,107	524	(11)	1,620
Total	$38,263	$669	$(15)	$38,917

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

U.S. government agency securities include corporate debt securities that are guaranteed by the Federal Deposit Insurance Corporation, while non-U.S. government and agency securities include agency and corporate debt securities that are guaranteed by non-U.S. governments.

(b)	Gains and Losses on Available-for-Sale Investments
The following table presents the gross realized gains and gross realized losses related to the Company’s available-for-sale investments (in millions):

	Three Months Ended		Nine Months Ended
	April 27, 2013	April 28, 2012	April 27, 2013	April 28, 2012
Gross realized gains	$55	$90	$175	$465
Gross realized losses	(49)	(60)	(129)	(389)
Total	$6	$30	$46	$76
The following table presents the realized net gains (losses) related to the Company's available-for-sale investments by security type (in millions):

	Three Months Ended		Nine Months Ended
	April 27, 2013	April 28, 2012	April 27, 2013	April 28, 2012
Net gains (losses) on investments in publicly traded equity securities	$(2)	$15	$12	$30
Net gains on investments in fixed income securities	8	15	34	46
Total	$6	$30	$46	$76
There were no impairment charges on available-for-sale investments for the periods presented.
The following tables present the breakdown of the available-for-sale investments with gross unrealized losses and the duration that those losses had been unrealized at April 27, 2013 and July 28, 2012 (in millions):

	UNREALIZED LOSSES LESS THAN 12 MONTHS		UNREALIZED LOSSES 12 MONTHS OR GREATER		TOTAL
April 27, 2013	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Fixed income securities:
U.S. government securities	$—	$—	$—	$—	$—	$—
Corporate debt securities	602	(1)	—	—	602	(1)
Total fixed income securities	602	(1)	—	—	602	(1)
Publicly traded equity securities	61	(4)	—	—	61	(4)
Total	$663	$(5)	$—	$—	$663	$(5)

	UNREALIZED LOSSES LESS THAN 12 MONTHS		UNREALIZED LOSSES 12 MONTHS OR GREATER		TOTAL
July 28, 2012	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Fixed income securities:
U.S. government securities	$5,357	$(1)	$—	$—	$5,357	$(1)
Corporate debt securities	603	(3)	14	—	617	(3)
Total fixed income securities	5,960	(4)	14	—	5,974	(4)
Publicly traded equity securities	167	(8)	20	(3)	187	(11)
Total	$6,127	$(12)	$34	$(3)	$6,161	$(15)

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

As of April 27, 2013, for fixed income securities that were in unrealized loss positions, the Company has determined that (i) it does not have the intent to sell any of these investments, and (ii) it is not more likely than not that it will be required to sell any of these investments before recovery of the entire amortized cost basis. In addition, as of April 27, 2013, the Company anticipates that it will recover the entire amortized cost basis of such fixed income securities and has determined that no other-than-temporary impairments associated with credit losses were required to be recognized during the three and nine months ended April 27, 2013.
The Company has evaluated its publicly traded equity securities as of April 27, 2013 and has determined that there was no indication of other-than-temporary impairments in the respective categories of unrealized losses. This determination was based on several factors, which include the length of time and extent to which fair value has been less than the cost basis, the financial condition and near-term prospects of the issuer, and the Company's intent and ability to hold the publicly traded equity securities for a period of time sufficient to allow for any anticipated recovery in market value.

(c)	Maturities of Fixed Income Securities
The following table summarizes the maturities of the Company’s fixed income securities at April 27, 2013 (in millions):

	Amortized Cost	Fair Value
Less than 1 year	$16,460	$16,479
Due in 1 to 2 years	12,155	12,202
Due in 2 to 5 years	11,272	11,363
Due after 5 years	140	148
Total	$40,027	$40,192

Actual maturities may differ from the contractual maturities because borrowers may have the right to call or prepay certain obligations.

(d)	Securities Lending
The Company periodically engages in securities lending activities with certain of its available-for-sale investments. These transactions are accounted for as a secured lending of the securities, and the securities are typically loaned only on an overnight basis. The average daily balance of securities lending for the nine months ended April 27, 2013 and April 28, 2012 was $0.7 billion and $0.4 billion, respectively. The Company requires collateral equal to at least 102% of the fair market value of the loaned security in the form of cash or in the form of liquid, high-quality assets. The Company engages in these secured lending transactions with creditworthy counterparties, and the associated portfolio custodian has agreed to indemnify the Company against collateral losses. The Company did not experience any losses in connection with the secured lending of securities during the periods presented. As of April 27, 2013 and July 28, 2012, the Company had no outstanding securities lending transactions.

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

(b)	Assets and Liabilities Measured at Fair Value on a Recurring Basis
Assets and liabilities measured at fair value on a recurring basis as of April 27, 2013 and July 28, 2012 were as follows (in millions):

	APRIL 27, 2013 FAIR VALUE MEASUREMENTS				JULY 28, 2012 FAIR VALUE MEASUREMENTS
	Level 1	Level 2	Level 3	Total Balance	Level 1	Level 2	Level 3	Total Balance
Assets
Cash equivalents:
Money market funds	$3,339	$—	$—	$3,339	$2,506	$—	$—	$2,506
Available-for-sale investments:
U.S. government securities	—	28,443	—	28,443	—	24,241	—	24,241
U.S. government agency securities	—	3,309	—	3,309	—	5,388	—	5,388
Non-U.S. government and agency securities	—	1,012	—	1,012	—	1,638	—	1,638
Corporate debt securities	—	7,428	—	7,428	—	6,030	—	6,030
Publicly traded equity securities	2,074	—	—	2,074	1,620	—	—	1,620
Derivative assets	—	234	—	234	—	263	1	264
Total	$5,413	$40,426	$—	$45,839	$4,126	$37,560	$1	$41,687
Liabilities:
Derivative liabilities	$—	$94	$—	$94	$—	$42	$—	$42
Total	$—	$94	$—	$94	$—	$42	$—	$42
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
There was no material activity related to assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the nine months ended April 27, 2013.

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The following table presents a reconciliation of all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the nine months ended April 28, 2012 (in millions):

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

(c)	Assets Measured at Fair Value on a Nonrecurring Basis
The following tables present the Company’s financial instruments and nonfinancial assets that were measured at fair value on a nonrecurring basis during the indicated periods and the related recognized gains and losses for the periods (in millions):

	April 27, 2013
	Net Carrying Value as of End of Period	Gains (Losses) for the Three Months Ended	Gains (Losses) for the Nine Months Ended
Assets held for sale	$72	$44	$44
Investments in privately held companies	$66	(5)	(23)
Gains on assets no longer held at period end		34	34
Net gains for nonrecurring measurements		$73	$55

	April 28, 2012
	Net Carrying Value as of End of Period	Losses for the Three Months Ended	Gains (Losses) for the Nine Months Ended
Assets held for sale	$52	$(76)	$(192)
Investments in privately held companies	$17	(15)	(17)
Gains on assets no longer held at period end		—	14
Net losses for nonrecurring measurements		$(91)	$(195)
The assets in the preceding tables were measured at fair value due to events or circumstances the Company identified as having significant impact on their fair value during the respective periods. To arrive at the valuation of these assets, the Company considers any significant changes in the financial metrics and economic variables, and also uses third-party valuation reports to assist in the valuation as necessary. These assets were classified as Level 3 assets because the Company used significant unobservable inputs to value them.
The assets held for sale represent primarily land and buildings, as well as other items which met the criteria to be classified as held for sale. The fair value of assets held for sale was measured with the assistance of third-party valuation models which used discounted cash flow techniques as part of their analysis. The fair value measurement was categorized as Level 3 as significant unobservable inputs were used in the valuation report. The impairment charges as a result of the valuations, which represented the difference between the fair value less cost to sell and the carrying amount of the assets held for sale, were included in G&A expenses.

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The fair value of the impaired investments was classified as Level 3 because significant unobservable inputs were used in the valuation due to the absence of quoted market prices and inherent lack of liquidity. Significant unobservable inputs, which included financial metrics of comparable private and public companies, financial condition and near-term prospects of the investees, recent financing activities of the investees, and the investees' capital structure as well as other economic variables, reflected the assumptions market participants would use in pricing these assets. The impairment charges, representing the difference between the net book value and the fair value as a result of the evaluation, were recorded to other income (loss), net.

(d)	Other Fair Value Disclosures
The carrying value of the Company's investments in privately held companies that were accounted for under the cost method was $248 million and $249 million as of April 27, 2013 and July 28, 2012, respectively. It was not practicable to estimate the fair value of this portfolio.
The fair value of the Company's short-term loan receivables and financed service contracts approximates their carrying value due to their short duration. The aggregate carrying value of the Company's long-term loan receivables and financed service contracts and other as of April 27, 2013 and July 28, 2012 was $2.0 billion and $1.9 billion, respectively. The estimated fair value of the Company's long-term loan receivables and financed service contracts and other approximates their carrying value. The Company uses significant unobservable inputs in determining discounted cash flows to estimate the fair value of its long-term loan receivables and financed service contracts, and therefore they are categorized as Level 3.
As of April 27, 2013, the fair value of the Company's senior notes was $18.4 billion with a carrying amount of $16.2 billion. This compares to a fair value of $18.8 billion and a carrying amount of $16.3 billion as of July 28, 2012. The fair value of the senior notes was determined based on observable market prices in a less active market and was categorized as Level 2 in the fair value hierarchy.

10.	Borrowings

(a)	Short-Term Debt
The following table summarizes the Company’s short-term debt (in millions, except percentages):

	April 27, 2013		July 28, 2012
	Amount	Weighted-Average Interest Rate	Amount	Weighted-Average Interest Rate
Current portion of long-term debt	$3,279	0.64%	$—	—%
Other notes and borrowings	13	9.60%	31	6.72%
Total short-term debt	$3,292		$31
In fiscal 2011, the Company established a short-term debt financing program of up to $3.0 billion through the issuance of commercial paper notes. The Company uses the proceeds from the issuance of commercial paper notes for general corporate purposes. The Company had no commercial paper notes outstanding as of each of April 27, 2013 and July 28, 2012.
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
As of April 27, 2013, the estimated fair value of the short-term debt approximates its carrying value due to the short maturities.

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

(b)	Long-Term Debt
The following table summarizes the Company's long-term debt (in millions, except percentages):

	April 27, 2013		July 28, 2012
	Amount	Effective Rate	Amount	Effective Rate
Senior Notes:
Floating-rate notes, due 2014	$1,250	0.63%	$1,250	0.81%
1.625% fixed-rate notes, due 2014	2,000	0.65%	2,000	0.84%
2.90% fixed-rate notes, due 2014	500	3.11%	500	3.11%
5.50% fixed-rate notes, due 2016	3,000	3.07%	3,000	3.16%
3.15% fixed-rate notes, due 2017	750	0.85%	750	1.03%
4.95% fixed-rate notes, due 2019	2,000	5.08%	2,000	5.08%
4.45% fixed-rate notes, due 2020	2,500	4.50%	2,500	4.50%
5.90% fixed-rate notes, due 2039	2,000	6.11%	2,000	6.11%
5.50% fixed-rate notes, due 2040	2,000	5.67%	2,000	5.67%
Total	16,000		16,000
Other long-term debt	10	0.19%	10	0.19%
Unaccreted discount	(66)		(70)
Hedge accounting fair value adjustments	291		357
Total	16,235		16,297
Less: current portion of long-term debt	(3,279)	0.64%	—
Total long-term debt	$12,956		$16,297
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
The senior notes rank at par with the commercial paper notes that may be issued in the future pursuant to the Company's short-term debt financing program, as discussed above under “(a) Short-Term Debt.” As of April 27, 2013, the Company was in compliance with all debt covenants.
As of April 27, 2013, future principal payments for long-term debt, including the current portion, are summarized as follows (in millions):

Fiscal Year	Amount
2013 (remaining three months)	$—
2014	3,260
2015	500
2016	3,000
2017	750
Thereafter	8,500
Total	$16,010

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

(c)	Credit Facility
On February 17, 2012, the Company entered into a credit agreement with certain institutional lenders that provides for a $3.0 billion unsecured revolving credit facility that is scheduled to expire on February 17, 2017. Any advances under the credit agreement will accrue interest at rates that are equal to, based on certain conditions, either (i) the higher of the Federal Funds rate plus 0.50%, Bank of America's “prime rate” as announced from time to time, or one-month LIBOR plus 1.00%, or (ii) LIBOR plus a margin that is based on the Company's senior debt credit ratings as published by Standard & Poor's Financial Services, LLC and Moody's Investors Service, Inc. The credit agreement requires the Company to comply with certain covenants, including that it maintains an interest coverage ratio as defined in the agreement. As of April 27, 2013, the Company was in compliance with all such required covenants, and the Company had not borrowed any funds under the credit facility.
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
The fair values of the Company's derivative instruments and the line items on the Consolidated Balance Sheets to which they were recorded are summarized as follows (in millions):

	DERIVATIVE ASSETS			DERIVATIVE LIABILITIES
	Balance Sheet Line Item	April 27, 2013	July 28, 2012	Balance Sheet Line Item	April 27, 2013	July 28, 2012
Derivatives designated as hedging instruments:
Foreign currency derivatives	Other current assets	$17	$24	Other current liabilities	$2	$26
Interest rate derivatives	Other assets	183	223	Other long-term liabilities	—	—
Equity derivatives	Other current assets	—	—	Other current liabilities	87	4
Total		200	247		89	30
Derivatives not designated as hedging instruments:
Foreign currency derivatives	Other current assets	34	16	Other current liabilities	5	12
Equity derivatives	Other assets	—	1	Other long-term liabilities	—	—
Total		34	17		5	12
Total		$234	$264		$94	$42

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The effects of the Company's cash flow and net investment hedging instruments on other comprehensive income (“OCI”) and the Consolidated Statements of Operations are summarized as follows (in millions):

GAINS (LOSSES) RECOGNIZED IN OCI ON DERIVATIVES FOR THE THREE MONTHS ENDED (EFFECTIVE PORTION)			GAINS (LOSSES) RECLASSIFIED FROM AOCI INTO INCOME FOR THE THREE MONTHS ENDED (EFFECTIVE PORTION)
Derivatives designated as cash flow hedging instruments:	April 27, 2013	April 28, 2012	Line Item in Statements of Operations	April 27, 2013	April 28, 2012
Foreign currency derivatives	$(11)	$11	Operating expenses	$3	$(15)
			Cost of sales - service	1	(4)
Interest rate derivatives	—	—	Interest expense	—	1
Total	$(11)	$11		$4	$(18)

Derivatives designated as net investment hedging instruments:
Foreign currency derivatives	$20	$—	Other income (loss), net	$—	$—

GAINS (LOSSES) RECOGNIZED IN OCI ON DERIVATIVES FOR THE NINE MONTHS ENDED (EFFECTIVE PORTION)			GAINS (LOSSES) RECLASSIFIED FROM AOCI INTO INCOME FOR THE NINE MONTHS ENDED (EFFECTIVE PORTION)
Derivatives designated as cash flow hedging instruments:	April 27, 2013	April 28, 2012	Line Item in Statements of Operations	April 27, 2013	April 28, 2012
Foreign currency derivatives	$58	$(83)	Operating expenses	$5	$(37)
			Cost of sales - service	2	(8)
Interest rate derivatives	—	—	Interest expense	—	1
Total	$58	$(83)		$7	$(44)

Derivatives designated as net investment hedging instruments:
Foreign currency derivatives	$(4)	$(6)	Other income (loss), net	$—	$—
During the three and nine months ended April 27, 2013 and April 28, 2012, the amounts recognized in earnings on derivative instruments designated as cash flow hedges and net investment hedges related to the ineffective portion were not material, and the Company did not exclude any component of the changes in fair value of the derivative instruments from the assessment of hedge effectiveness.
As of April 27, 2013, the Company estimates that approximately $10 million of net derivative gains related to its cash flow hedges included in accumulated other comprehensive income (“AOCI”) will be reclassified into earnings within the next 12 months.
The effect on the Consolidated Statements of Operations of derivative instruments designated as fair value hedges and the underlying hedged items is summarized as follows (in millions):

		GAINS (LOSSES) ON DERIVATIVES INSTRUMENTS FOR THE THREE MONTHS ENDED		GAINS (LOSSES) RELATED TO HEDGED ITEMS FOR THE THREE MONTHS ENDED
Derivatives Designated as Fair Value Hedging Instruments	Line Item in Statements of Operations	April 27, 2013	April 28, 2012	April 27, 2013	April 28, 2012
Equity derivatives	Other income (loss), net	$(45)	$—	$45	$—
Interest rate derivatives	Interest expense	(11)	(16)	11	16
Total		$(56)	$(16)	$56	$16

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

		GAINS (LOSSES) ON DERIVATIVES INSTRUMENTS FOR THE NINE MONTHS ENDED		GAINS (LOSSES) RELATED TO HEDGED ITEMS FOR THE NINE MONTHS ENDED
Derivatives Designated as Fair Value Hedging Instruments	Line Item in Statements of Operations	April 27, 2013	April 28, 2012	April 27, 2013	April 28, 2012
Equity derivatives	Other income (loss), net	$(87)	$—	$87	$—
Interest rate derivatives	Interest expense	(40)	60	40	(62)
Total		$(127)	$60	$127	$(62)
The amounts excluded from the assessment of hedge effectiveness for derivative instruments designated as fair value hedges were not material for the periods presented.
The effect on the Consolidated Statements of Operations of derivative instruments not designated as hedges is summarized as follows (in millions):

		GAINS (LOSSES) FOR THE THREE MONTHS ENDED		GAINS (LOSSES) FOR THE NINE MONTHS ENDED
Derivatives Not Designated as Hedging Instruments	Line Item in Statements of Operations	April 27, 2013	April 28, 2012	April 27, 2013	April 28, 2012
Foreign currency derivatives	Other income (loss), net	$(90)	$20	$(78)	$(125)
Total return swaps - deferred compensation	Cost of sales	—	1	—	4
	Operating expenses	12	6	45	(4)
Equity derivatives	Other income (loss), net	(6)	7	6	(4)
Total		$(84)	$34	$(27)	$(129)
The notional amounts of the Company’s outstanding derivatives are summarized as follows (in millions):

	April 27, 2013	July 28, 2012
Derivatives designated as hedging instruments:
Foreign currency derivatives - cash flow hedges	$1,067	$2,910
Interest rate derivatives	4,250	4,250
Net investment hedging instruments	586	468
Equity derivatives	629	272
Derivatives not designated as hedging instruments:
Foreign currency derivatives	4,314	6,241
Total return swaps-deferred compensation	322	269
Total	$11,168	$14,410

(b)	Foreign Currency Exchange Risk
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
Interest Rate Derivatives, Investments   The Company's primary objective for holding fixed income securities is to achieve an appropriate investment return consistent with preserving principal and managing risk. To realize these objectives, the Company may utilize interest rate swaps or other derivatives designated as fair value or cash flow hedges. As of April 27, 2013 and July 28, 2012, the Company did not have any outstanding interest rate derivatives related to its fixed income securities.
Interest Rate Derivatives Designated as Fair Value Hedges, Long-Term Debt   In fiscal 2011, the Company entered into interest rate swaps designated as fair value hedges related to fixed-rate senior notes that were issued in March 2011 and are due in 2014 and 2017. In fiscal 2010, the Company entered into interest rate swaps designated as fair value hedges for a portion of senior fixed-rate notes that were issued in 2006 and are due in 2016. Under these interest rate swaps, the Company receives fixed-rate interest payments and makes interest payments based on LIBOR plus a fixed number of basis points. The effect of such swaps is to convert the fixed interest rates of the senior fixed-rate notes to floating interest rates based on LIBOR. The gains and losses related to changes in the fair value of the interest rate swaps are included in interest expense and substantially offset changes in the fair value of the hedged portion of the underlying debt that are attributable to the changes in market interest rates. The fair value of the interest rate swaps was reflected in other assets.

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
Certain derivative instruments are executed under agreements that have provisions requiring the Company and the counterparty to maintain a specified credit rating from certain credit-rating agencies. If the Company's or the counterparty's credit-rating falls below a specified credit rating, either party has the right to request collateral on the derivatives' net liability position. Such provisions did not affect the Company's financial position as of April 27, 2013 and July 28, 2012.

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

12.	Commitments and Contingencies

(a)	Operating Leases
The Company leases office space in many U.S. locations. Outside the United States, larger leased sites include sites in Australia, Belgium, China, France, Germany, India, Israel, Italy, Japan, and the United Kingdom. The Company also leases equipment and vehicles. Future minimum lease payments under all noncancelable operating leases with an initial term in excess of one year as of April 27, 2013 are as follows (in millions):

Fiscal Year	Amount
2013 (remaining three months)	$92
2014	299
2015	240
2016	121
2017	80
Thereafter	224
Total	$1,056

(b)	Purchase Commitments with Contract Manufacturers and Suppliers
The Company purchases components from a variety of suppliers and uses several contract manufacturers to provide manufacturing services for its products. During the normal course of business, in order to manage manufacturing lead times and help ensure adequate component supply, the Company enters into agreements with contract manufacturers and suppliers that either allow them to procure inventory based upon criteria as defined by the Company or establish the parameters defining the Company's requirements. A significant portion of the Company's reported purchase commitments arising from these agreements consists of firm, noncancelable, and unconditional commitments. In certain instances, these agreements allow the Company the option to cancel, reschedule, and adjust the Company's requirements based on its business needs prior to firm orders being placed. As of April 27, 2013 and July 28, 2012, the Company had total purchase commitments for inventory of $4,215 million and $3,869 million, respectively.
The Company records a liability for firm, noncancelable, and unconditional purchase commitments for quantities in excess of its future demand forecasts consistent with the valuation of the Company's excess and obsolete inventory. As of April 27, 2013 and July 28, 2012, the liability for these purchase commitments was $178 million and $193 million, respectively, and was included in other current liabilities.

(c)	Other Commitments
In connection with the Company's business combinations and asset purchases, the Company has agreed to pay certain additional amounts contingent upon the achievement of certain agreed-upon technology, development, product, or other milestones or the continued employment with the Company of certain employees of the acquired entities. The Company recognized such compensation expense of $44 million and $12 million during the three months ended April 27, 2013 and April 28, 2012, respectively, and $79 million and $40 million during the nine months ended April 27, 2013 and April 28, 2012, respectively. As of April 27, 2013, the Company estimated that future compensation expense and contingent consideration of up to $1.2 billion may be required to be recognized pursuant to the applicable business combination and asset purchase agreements, which included a maximum potential $863 million in milestone payments related to Insieme as more fully discussed in the subsection entitled “Insieme” within section (d) immediately below.
The Company also has certain funding commitments, primarily related to its investments in privately held companies and venture funds, some of which are based on the achievement of certain agreed-upon milestones, and some of which are required to be funded on demand. The funding commitments were $113 million and $120 million as of April 27, 2013 and July 28, 2012, respectively.

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
As of April 27, 2013, the Company's cumulative gross investment in VCE was approximately $464 million, inclusive of accrued interest, and its ownership percentage was approximately 35%.
The Company accounts for its investment in VCE under the equity method, and its portion of VCE's net loss is recognized in other income (loss), net. The Company's consolidated share of VCE's losses, based upon its portion of the overall funding, was approximately 36.8% for each of the three and nine months ended April 27, 2013 and April 28, 2012. As of April 27, 2013, the Company had recorded cumulative losses from VCE of $374 million since inception, of which losses of $49 million and $34 million were recorded for the three months ended April 27, 2013 and April 28, 2012, respectively, and losses of $135 million and $120 million were recorded for the nine months ended April 27, 2013 and April 28, 2012. The Company's carrying value in VCE as of April 27, 2013 of $90 million is recorded in other assets.
Over the next 12 months, as VCE scales its operations, the Company expects that it will make additional investments in VCE and may incur additional losses proportionate with the Company's share ownership.
From time to time, EMC and Cisco may enter into guarantee agreements on behalf of VCE to indemnify third parties, such as customers, for monetary damages. Such guarantees were not material as of April 27, 2013.
Insieme In the third quarter of fiscal 2012, the Company made an investment in Insieme, an early stage company focused on research and development in the data center market. As set forth in the agreement between the Company and Insieme, this investment includes $100 million of funding and a license to certain of the Company's technology. In addition, pursuant to a November 2012 amendment to the agreement between the Company and Insieme, the Company agreed to invest an additional $35 million in Insieme upon the satisfaction of certain conditions. As of April 27, 2013, the Company owned approximately 85% of Insieme as a result of these investments and has consolidated the results of Insieme in its Consolidated Financial Statements.
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
Other Variable Interest Entities In the ordinary course of business, the Company has investments in other privately held companies and provides financing to certain customers. These other privately held companies and customers may be considered to be variable interest entities. The Company evaluates on an ongoing basis its investments in these other privately held companies and its customer financings and has determined that as of April 27, 2013 there were no other variable interest entities required to be consolidated in the Company's Consolidated Financial Statements.

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

(e)	Product Warranties and Guarantees
The following table summarizes the activity related to product warranty liability during the nine months ended April 27, 2013 and April 28, 2012 (in millions):

	Nine Months Ended
	April 27, 2013	April 28, 2012
Balance at beginning of period	$415	$342
Provision for warranties issued	494	474
Payments	(478)	(426)
Balance at end of period	$431	$390
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
The Company also provides financing guarantees, which are generally for various third-party financing arrangements to channel partners and other end-user customers. See Note 7 to the Consolidated Financial Statements. The Company's other guarantee arrangements as of April 27, 2013 and July 28, 2012 that were subject to recognition and disclosure requirements were not material.

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
The asserted claims by Brazilian federal tax authorities are for calendar years 2003 through 2008, and the asserted claims by the tax authorities from the state of Sao Paulo, are for calendar years 2005 through 2007. The total asserted claims by Brazilian state and federal tax authorities aggregate to approximately $432 million for the alleged evasion of import and other taxes, approximately $1.2 billion for interest, and approximately $1.9 billion for various penalties, all determined using an exchange rate as of April 27, 2013. The Company has completed a thorough review of the matters and believes the asserted claims against the Company's Brazilian subsidiary are without merit, and the Company is defending the claims vigorously. While the Company believes there is no legal basis for the alleged liability, due to the complexities and uncertainty surrounding the judicial process in Brazil and the nature of the claims asserting joint liability with the importer, the Company is unable to determine the likelihood of an unfavorable outcome against its Brazilian subsidiary and is unable to reasonably estimate a range of loss, if any. The Company does not expect a final judicial determination for several years.

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

On March 31, 2011 and April 12, 2011, purported shareholder class action lawsuits were filed in the United States District Court for the Northern District of California against the Company and certain of its officers and directors. The lawsuits were consolidated, and an amended consolidated complaint was filed on December 2, 2011. The consolidated action was purportedly brought on behalf of purchasers of the Company's publicly traded securities between February 3, 2010 and May 11, 2011. Plaintiffs alleged that defendants made false and misleading statements, purported to assert claims for violations of the federal securities laws, and sought unspecified compensatory damages and other relief. On February 12, 2012, the Company filed a motion seeking to dismiss all claims in the amended complaint. On March 29, 2013, the Court granted the Company's motion and dismissed the amended complaint, finding no facts or inferences to support the plaintiffs' allegations. Plaintiffs chose not to file an amended complaint and not to pursue an appeal. The Court dismissed the entire lawsuit with prejudice on April 29, 2013.
Beginning on April 8, 2011, a number of purported shareholder derivative lawsuits were filed in both the United States District Court for the Northern District of California and the California Superior Court for the County of Santa Clara against the Company's Board of Directors and several of its officers. The federal lawsuits have been consolidated in the Northern District of California. Plaintiffs in both the federal and state derivative actions allege that the Board allowed certain officers to make allegedly false and misleading statements. The complaint includes claims for violation of the federal securities laws, breach of fiduciary duties, waste of corporate assets, unjust enrichment, and violations of the California Corporations Code. The complaint seeks compensatory damages, disgorgement, and other relief. In light of the United States District Court's dismissal of the purported shareholder class action noted above, all of the federal and state derivative lawsuits have been voluntarily dismissed.
The Company was subject to patent claims asserted by VirnetX, Inc. on August 11, 2010 in the United States District Court for the Eastern District of Texas.  VirnetX alleged that various Cisco products that implement a method for secure communication using virtual private networks infringe certain patents.  VirnetX sought monetary damages.  The trial on these claims began on March 4, 2013. On March 14, 2013, the jury entered a verdict finding that the Company's accused products do not infringe any of VirnetX's patents asserted in the lawsuit. On April 3, 2013,VirnetX filed a motion seeking a new trial on the issue of infringement, which the Company has opposed. The Court has set a hearing date for VirnetX's motion in June 2013.
The Company was subject to numerous patent, tort, and contract claims asserted by XpertUniverse on March 10, 2009 in the United States District Court for the District of Delaware. Shortly before trial, the Court dismissed on summary judgment all claims initially asserted by XpertUniverse except a claim for infringement of two XpertUniverse patents and a claim for fraud by concealment. XpertUniverse's remaining patent claims alleged that three Cisco products in the field of expertise location software infringed two XpertUniverse patents. XpertUniverse's fraud by concealment claim alleged that the Company did not disclose its decision not to admit XpertUniverse into a partner program. The trial on these remaining claims began on March 11, 2013. On March 22, 2013, the jury entered a verdict finding that two of the Company's products infringed two of XpertUniverse's patents and awarded XpertUniverse damages of less than $35 thousand. The jury also found for XpertUniverse on its fraud by concealment claim and awarded damages of $70 million. The Company believes it has strong arguments to overturn the fraud damage award or to obtain a new trial. On May 6, 2013, the Company filed post-trial motions that are expected to be decided in July or August 2013. If the Court does not grant the Company's post-trial motions, the Company will pursue an appeal. While the ultimate outcome of the case may still result in a loss, the Company does not expect it to be material.
The Company and a service provider customer are subject to patent claims asserted by TiVo, Inc. on June 4, 2012 in the United States District Court for the Eastern District of Texas.  TiVo alleges that the Company's digital video recorders deployed by the service provider customer infringe certain of its patents.  TiVo seeks monetary damages and injunctive relief.  The trial on these claims is scheduled to begin in March 2014.  The Company intends to show at trial that its products do not use the technology described in the patents. The Company is seeking permission from the Court to add counterclaims alleging that TiVo's new products infringe several digital video recorder patents owned by the Company.
TiVo previously filed a similar patent lawsuit against the same service provider customer, accusing digital video recorders manufactured by one of the Company's competitors.  The outcome of that case, which is now scheduled for trial in June 2013, could have an impact on the timing and outcome of the Company's case.  The parties to that case may conduct a mediation prior to the June trial and, if so, the Company expects to participate. The mediation could result in a resolution of the case for the Company and some or all of its service provider customers, which could result in a material charge to the Company. Due to the uncertainty surrounding the litigation process, which involves numerous defendants, the Company is unable to reasonably estimate the ultimate outcome of this litigation at this time.

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
In September 2001, the Company's Board of Directors authorized a stock repurchase program. As of April 27, 2013, the Company's Board of Directors had authorized an aggregate repurchase of up to $82 billion of common stock under this program, and the remaining authorized repurchase amount was $4.3 billion with no termination date. A summary of the stock repurchase activity under the stock repurchase program, reported based on the trade date, is summarized as follows (in millions, except per-share amounts):

	Shares Repurchased	Weighted- Average Price per Share	Amount Repurchased
Cumulative balance at July 28, 2012	3,740	$20.36	$76,133
Repurchase of common stock under the stock repurchase program	81	19.81	1,613
Cumulative balance at April 27, 2013	3,821	$20.35	$77,746
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
During the nine months ended April 27, 2013, the Company declared and paid cash dividends of $0.45 per common share, or $2.4 billion, on the Company's outstanding common stock. During the nine months ended April 28, 2012, the Company declared and paid cash dividends of $0.20 per common share, or $1.1 billion, on the Company's outstanding common stock.
Any future dividends will be subject to the approval of the Company's Board of Directors.

(c)	Other Repurchases of Common Stock
For the nine months ended April 27, 2013 and April 28, 2012, the Company repurchased approximately 13 million and 10 million shares, or $249 million and $160 million, of common stock, respectively, in settlement of employee tax withholding obligations due upon the vesting of restricted stock or stock units.

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

(d)	Accumulated Other Comprehensive Income
The components of AOCI, net of tax, and the other comprehensive income (loss), excluding noncontrolling interest, for the nine months ended April 27, 2013 and April 28, 2012 are summarized as follows (in millions):

	Net Unrealized Gains on Investments	Net Unrealized Gains (Losses) Cash Flow Hedging Instruments	Cumulative Translation Adjustment and Other	Accumulated Other Comprehensive Income
BALANCE AT JULY 28, 2012	$409	$(53)	$305	$661
Other comprehensive income (loss) attributable to Cisco Systems, Inc.	(15)	51	(8)	28
BALANCE AT APRIL 27, 2013	$394	$(2)	$297	$689

	Net Unrealized Gains on Investments	Net Unrealized Gains (Losses) Cash Flow Hedging Instruments	Cumulative Translation Adjustment and Other	Accumulated Other Comprehensive Income
BALANCE AT JULY 30, 2011	$487	$6	$801	$1,294
Other comprehensive income (loss) attributable to Cisco Systems, Inc.	19	(39)	(296)	(316)
BALANCE AT APRIL 28, 2012	$506	$(33)	$505	$978

14.	Employee Benefit Plans

(a)	Employee Stock Incentive Plans
Stock Incentive Plan Program Description   As of April 27, 2013, the Company had five stock incentive plans: the 2005 Stock Incentive Plan (the “2005 Plan”); the 1996 Stock Incentive Plan (the “1996 Plan”); the 1997 Supplemental Stock Incentive Plan (the “Supplemental Plan”); the Cisco Systems, Inc. SA Acquisition Long-Term Incentive Plan (the “SA Acquisition Plan”); and the Cisco Systems, Inc. WebEx Acquisition Long-Term Incentive Plan (the “WebEx Acquisition Plan”). In addition, the Company has, in connection with the acquisitions of various companies, assumed the share-based awards granted under stock incentive plans of the acquired companies or issued share-based awards in replacement thereof. Share-based awards are designed to reward employees for their long-term contributions to the Company and provide incentives for them to remain with the Company. The number and frequency of share-based awards are based on competitive practices, operating results of the Company, government regulations, and other factors. Since the inception of the stock incentive plans, the Company has granted share-based awards to a significant percentage of its employees, and the majority has been granted to employees below the vice president level. The Company's primary stock incentive plans are summarized as follows:
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
Pursuant to an amendment approved by the Company's shareholders on November 12, 2009, the number of shares available for issuance under the 2005 Plan was reduced by 1.5 shares for each share awarded as a stock grant or a stock unit, and any shares underlying awards outstanding under the 1996 Plan, the SA Acquisition Plan, and the WebEx Acquisition Plan that expire unexercised at the end of their maximum terms become available for reissuance under the 2005 Plan. The 2005 Plan permits the granting of stock options, restricted stock, restricted stock units (“RSUs”), the vesting of which may be performance-based or market-based along with the requisite service requirement, and stock appreciation rights to employees (including employee directors and officers), consultants of the Company and its subsidiaries and affiliates, and non-employee directors of the Company. Stock options and stock appreciation rights granted under the 2005 Plan have an exercise price of at least 100% of the fair market value of the underlying stock on the grant date and prior to November 12, 2009 have an expiration date no later than nine years from the grant date. The expiration date for stock options and stock appreciation rights granted subsequent to the amendment approved on November 12, 2009 shall be no later than ten years from the grant date.

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
1996 Plan The 1996 Plan expired on December 31, 2006, and the Company can no longer make equity awards under the 1996 Plan. The maximum number of shares issuable over the term of the 1996 Plan was 2.5 billion shares. Stock options granted under the 1996 Plan have an exercise price of at least 100% of the fair market value of the underlying stock on the grant date and expire no later than nine years from the grant date. The stock options generally became exercisable for 20% or 25% of the option shares one year from the date of grant and then ratably over the following 48 or 36 months, respectively. Certain other grants utilized a 60-month ratable vesting schedule. In addition, the Board of Directors, or other committees administering the 1996 Plan, had the discretion to use a different vesting schedule and did so from time to time.
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
The Company has an Employee Stock Purchase Plan, which includes its subplan, the International Employee Stock Purchase Plan (together, the “Purchase Plan”), under which 471.4 million shares of the Company's common stock have been reserved for issuance as of April 27, 2013. Eligible employees are offered shares through a 24-month offering period, which consists of four consecutive 6-month purchase periods. Employees may purchase a limited number of shares of the Company's stock at a discount of up to 15% of the lesser of the market value at the beginning of the offering period or the end of each 6-month purchase period. The Purchase Plan is scheduled to terminate on January 3, 2020. The Company issued 18 million shares under the Purchase Plan during each of the nine months ended April 27, 2013 and April 28, 2012. As of April 27, 2013, 69 million shares were available for issuance under the Purchase Plan.

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

(c)	Summary of Share-Based Compensation Expense
Share-based compensation expense consists primarily of expenses for stock options, stock purchase rights, restricted stock, and restricted stock units granted to employees. The following table summarizes share-based compensation expense (in millions):

	Three Months Ended		Nine Months Ended
	April 27, 2013	April 28, 2012	April 27, 2013	April 28, 2012
Cost of sales - product	$10	$12	$31	$39
Cost of sales - service	34	39	105	116
Share-based compensation expense in cost of sales	44	51	136	155
Research and development	72	97	228	297
Sales and marketing	118	138	383	429
General and administrative	38	51	136	153
Restructuring and other charges	—	—	(3)	(2)
Share-based compensation expense in operating expenses	228	286	744	877
Total share-based compensation expense	$272	$337	$880	$1,032
As of April 27, 2013, the total compensation cost related to unvested share-based awards not yet recognized was $2.0 billion, which is expected to be recognized over approximately 2.6 years on a weighted-average basis. The income tax benefit for share-based compensation expense was $73 million and $232 million for the three and nine months ended April 27, 2013, respectively, and $88 million and $271 million for the three and nine months ended April 28, 2012, respectively.
The Company uses third-party analyses to assist in developing the assumptions used in, as well as calibrating, its lattice-binomial and Black-Scholes models. The Company is responsible for determining the assumptions used in estimating the fair value of its share-based payment awards.
The Company uses the implied volatility for traded options (with contract terms corresponding to the expected life of the employee stock purchase rights) on the Company's stock as the expected volatility assumption required in the Black-Scholes model. The implied volatility is more representative of future stock price trends than historical volatility. The risk-free interest rate assumption is based upon observed interest rates appropriate for the term of the Company's employee stock purchase rights. The dividend yield assumption is based on the history and expectation of dividend payouts at the grant date.
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

(d)	Share-Based Awards Available for Grant
A summary of share-based awards available for grant is as follows (in millions):

Share-Based Awards Available for Grant
BALANCE AT JULY 30, 2011	255
Restricted stock, stock units, and other share-based awards granted	(95)
Share-based awards canceled/forfeited/expired	64
Other	(6)
BALANCE AT JULY 28, 2012	218
Restricted stock, stock units, and other share-based awards granted	(84)
Share-based awards canceled/forfeited/expired	103
Other	(3)
BALANCE AT APRIL 27, 2013	234

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
A summary of the restricted stock and stock unit activity, which includes time-based and performance-based or market-based restricted stock units, is as follows (in millions, except per-share amounts):

	Restricted Stock/Stock Units	Weighted-Average Grant Date Fair Value per Share	Aggregated Fair Market Value
UNVESTED BALANCE AT JULY 30, 2011	116	$21.50
Granted and assumed	65	17.45
Vested	(35)	21.94	$580
Canceled/forfeited	(18)	20.38
UNVESTED BALANCE AT JULY 28, 2012	128	19.46
Granted and assumed	58	17.57
Vested	(37)	20.68	$716
Canceled/forfeited	(8)	18.94
UNVESTED BALANCE AT APRIL 27, 2013	141	$18.39
The assumptions for the valuation of RSUs are summarized as follows:

	Three Months Ended		Nine Months Ended
	April 27, 2013	April 28, 2012	April 27, 2013	April 28, 2012
Expected dividend yield	2.7%	1.6%	3.0%	1.4%
Range of risk-free interest rates	0.1% - 0.9%	0.0% - 1.1%	0.0% - 0.9%	0.0% - 1.1%
(f) Performance-Based Restricted Stock Units
The Company granted approximately 4 million and 2 million performance-based awards (“PRSUs”) for the nine months ended April 27, 2013 and April 28, 2012, respectively. These PRSUs are contingent on the achievement of the Company's financial performance metrics or its comparative market-based returns. On the date of grant, the Company estimated the fair value of restricted stock units with market-based conditions using a Monte Carlo simulation model. The assumptions used to determine the grant date fair value of restricted stock units with performance metrics conditions are included in the table immediately above.
(g) Stock Option Awards
A summary of the stock option activity is as follows (in millions, except per-share amounts):

	STOCK OPTIONS OUTSTANDING
	Number Outstanding	Weighted-Average Exercise Price per Share
BALANCE AT JULY 30, 2011	621	$21.79
Assumed from acquisitions	1	2.08
Exercised	(66)	13.51
Canceled/forfeited/expired	(36)	23.40
BALANCE AT JULY 28, 2012	520	22.68
Assumed from acquisitions	7	0.92
Exercised	(57)	16.71
Canceled/forfeited/expired	(90)	21.70
BALANCE AT APRIL 27, 2013	380	$23.42

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The following table summarizes significant ranges of outstanding and exercisable stock options as of April 27, 2013 (in millions, except years and share prices):

	STOCK OPTIONS OUTSTANDING				STOCK OPTIONS EXERCISABLE
Range of Exercise Prices	Number Outstanding	Weighted-Average Remaining Contractual Life (in Years)	Weighted-Average Exercise Price per Share	Aggregate Intrinsic Value	Number Exercisable	Weighted-Average Exercise Price per Share	Aggregate Intrinsic Value
$ 0.01 – 15.00	9	5.88	$4.77	$149	6	$7.38	$70
15.01 – 18.00	60	1.42	17.79	173	60	17.79	173
18.01 – 20.00	68	0.66	19.17	100	67	19.17	101
20.01 – 25.00	121	2.33	22.74	2	121	22.74	2
25.01 – 35.00	122	3.37	30.69	—	121	30.70	—
Total	380	2.31	$23.42	$424	375	$23.66	$346
The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based on the Company's closing stock price of $20.67 as of April 26, 2013, which would have been received by the option holders had those option holders exercised their stock options as of that date. The total number of in-the-money stock options exercisable as of April 27, 2013 was 136 million. As of July 28, 2012, 512 million outstanding stock options were exercisable and the weighted-average exercise price was $22.65.

15.	Income Taxes
The following table provides details of income taxes (in millions, except percentages):

	Three Months Ended		Nine Months Ended
	April 27, 2013	April 28, 2012	April 27, 2013	April 28, 2012
Income before provision for income taxes	$2,945	$2,779	$8,356	$7,773
Provision for income taxes	$467	$614	$643	$1,649
Effective tax rate	15.9%	22.1%	7.7%	21.2%
The effective tax rate for the three and nine months ended April 27, 2013 reflected the Company's recognition of a net tax benefit of approximately $117 million which is due in large part to lapses of the time period for assessment of tax in certain foreign jurisdictions. As discussed below, the effective tax rate for the nine months ended April 27, 2013 also reflected the Company's recognition of tax benefits of approximately $946 million, of which, $794 million related to a tax settlement with the Internal Revenue Service (“IRS”) and $152 million related to the reinstatement of the U.S. federal research and development (“R&D”) tax credit.
In the second quarter of fiscal 2013, the IRS and the Company settled all outstanding items related to the audit of the Company's federal income tax returns for the fiscal years ended July 27, 2002 through July 28, 2007. As a result of the settlement, the Company increased its income tax receivable by $733 million and recognized a net benefit to the provision for income taxes of $794 million, which included a reduction in interest expense of $157 million. During the third quarter of fiscal 2013, the Company received its income tax refund from the IRS. The Company is no longer subject to U.S. federal income tax audit through fiscal 2007.
Also during the second quarter of fiscal 2013, the American Taxpayer Relief Act of 2012 reinstated the U.S. federal R&D tax credit, retroactive to January 1, 2012. As a result, during the nine months ended April 27, 2013, the Company recognized total tax benefits of $152 million, of which $72 million related to fiscal 2012 R&D expenses.
As a result of the IRS tax settlement, the amount of gross unrecognized tax benefits was reduced by approximately $1.0 billion, of which $154 million, which was previously paid by the Company, became certain as a result of completing the audit. As of April 27, 2013, the total amount of gross unrecognized tax benefits was $1.8 billion, of which, $1.5 billion would affect the effective tax rate if realized. The Company believes it is reasonably possible that certain federal, foreign, and state tax matters may be concluded in the next 12 months. Specific positions that may be resolved include issues involving transfer pricing and various other matters. The Company estimates that it is reasonably possible that the unrecognized tax benefits at April 27, 2013 could be reduced in the next 12 months by approximately $150 million.

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
Summarized financial information by segment for the three and nine months ended April 27, 2013 and April 28, 2012, based on the Company's internal management system and as utilized by the Company's Chief Operating Decision Maker (“CODM”), is as follows (in millions):

	Three Months Ended		Nine Months Ended
	April 27, 2013	April 28, 2012	April 27, 2013	April 28, 2012
Net sales:
Americas	$7,127	$6,466	$21,286	$19,606
EMEA	3,131	3,160	9,065	9,255
APJC	1,958	1,962	5,839	5,510
Total	$12,216	$11,588	$36,190	$34,371
Gross margin:
Americas	4,460	4,053	13,341	12,319
EMEA	2,044	2,019	5,850	5,868
APJC	1,197	1,242	3,494	3,342
Segment total	7,701	7,314	22,685	21,529
Unallocated corporate items	(190)	(145)	(592)	(405)
Total	$7,511	$7,169	$22,093	$21,124
Net sales in the United States, which is included in the Americas, were $6.1 billion and $5.5 billion for the three months ended April 27, 2013 and April 28, 2012, respectively, and were $18.3 billion and $16.6 billion for the nine months ended April 27, 2013 and April 28, 2012, respectively.

(b)	Net Sales for Groups of Similar Products and Services
The Company designs, manufactures, and sells Internet Protocol (“IP”)-based networking and other products related to the communications and IT industry, and provides services associated with these products and their use. The Company groups its products and technologies into the following categories: Switching, NGN Routing, Service Provider Video, Collaboration, Data Center, Wireless, Security, and Other Products. These products, primarily integrated by Cisco IOS Software, link geographically dispersed local-area networks (“LANs”), metropolitan-area networks (“MANs”), and wide-area networks (“WANs”). The Company has made certain reclassifications to the prior period amounts to conform to the current period's presentation.

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The following table presents net sales for groups of similar products and services (in millions):

	Three Months Ended		Nine Months Ended
	April 27, 2013	April 28, 2012	April 27, 2013	April 28, 2012
Net sales:
Switching	$3,598	$3,661	$10,938	$10,969
NGN Routing	2,140	2,134	6,138	6,296
Service Provider Video	1,299	999	3,667	2,896
Collaboration	1,013	1,022	2,978	3,190
Data Center	515	291	1,480	883
Wireless	523	413	1,529	1,175
Security	327	342	1,001	994
Other	144	244	562	773
Product	9,559	9,106	28,293	27,176
Service	2,657	2,482	7,897	7,195
Total	$12,216	$11,588	$36,190	$34,371

(c)	Additional Segment Information
The majority of the Company's assets, excluding cash and cash equivalents and investments, as of April 27, 2013 and July 28, 2012 were attributable to its U.S. operations. The Company's total cash and cash equivalents and investments held by various foreign subsidiaries were $39.5 billion and $42.5 billion as of April 27, 2013 and July 28, 2012, respectively, and the remaining $7.9 billion and $6.2 billion at the respective period ends was available in the United States.
Property and equipment information is based on the physical location of the assets. The following table presents property and equipment information for geographic areas (in millions):

	April 27, 2013	July 28, 2012
Property and equipment, net:
United States	$2,760	$2,842
International	570	560
Total	$3,330	$3,402

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

17.	Net Income per Share
The following table presents the calculation of basic and diluted net income per share (in millions, except per-share amounts):

	Three Months Ended		Nine Months Ended
	April 27, 2013	April 28, 2012	April 27, 2013	April 28, 2012
Net income	$2,478	$2,165	$7,713	$6,124
Weighted-average shares - basic	5,329	5,388	5,316	5,383
Effect of dilutive potential common shares	58	68	45	35
Weighted-average shares - diluted	5,387	5,456	5,361	5,418
Net income per share - basic	$0.47	$0.40	$1.45	$1.14
Net income per share - diluted	$0.46	$0.40	$1.44	$1.13
Antidilutive employee share-based awards, excluded	245	295	417	538
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
A summary of our results is as follows (in millions, except percentages and per-share amounts):

	Three Months Ended				Nine Months Ended
	April 27, 2013	April 28, 2012	Variance		April 27, 2013	April 28, 2012	Variance

Net sales	$12,216	$11,588	5.4%		$36,190	$34,371	5.3%
Gross margin percentage	61.5%	61.9%	(0.4)	pts	61.0%	61.5%	(0.5)	pts
Research and development	$1,542	$1,358	13.5%		$4,425	$4,072	8.7%
Sales and marketing	$2,375	$2,383	(0.3)%		$7,178	$7,230	(0.7)%
General and administrative	$530	$562	(5.7)%		$1,674	$1,611	3.9%
Total R&D, sales and marketing, general and administrative	$4,447	$4,303	3.3%		$13,277	$12,913	2.8%
Total as a percentage of revenue	36.4%	37.1%	(0.7)	pts	36.7%	37.6%	(0.9)	pts
Amortization of purchased intangible assets	$89	$96	(7.3)%		$329	$292	12.7%
Restructuring and other charges	$33	$20	65.0%		$105	$225	(53.3)%
Operating income as a percentage of revenue	24.1%	23.7%	0.4	pts	23.2%	22.4%	0.8	pts
Income tax percentage	15.9%	22.1%	(6.2)	pts	7.7%	21.2%	(13.5)	pts
Net income	$2,478	$2,165	14.5%		$7,713	$6,124	25.9%
Net income as a percentage of revenue	20.3%	18.7%	1.6	pts	21.3%	17.8%	3.5	pts
Earnings per share-diluted	$0.46	$0.40	15.0%		$1.44	$1.13	27.4%

Three Months Ended April 27, 2013 Compared with Three Months Ended April 28, 2012
For the third quarter of fiscal 2013, we continued to execute on our plan to deliver profitable growth over the long term by maintaining our focus on operational excellence and portfolio management. Net sales increased 5%, with net product sales increasing 5% and service revenue increasing 7%. The net product sales increase was in large part due to our acquisition of NDS, which was completed at the beginning of fiscal 2013. Total gross margin decreased by 0.4 percentage points. Operating income as a percentage of revenue increased by 0.4 percentage points, primarily as a result of our continuing focus on expense management. Diluted earnings per share increased by 15% from the prior year period, a result of both a 14% increase in net income and a decline in our diluted share count by 69 million shares. Net income for the third quarter of fiscal 2013 benefited from a lower effective tax rate.
For the third quarter of fiscal 2013, as compared with the prior year period, net sales increased by $0.6 billion. The Americas contributed the majority of the increase led by a sales increase in the United States. APJC was flat, while EMEA experienced a slight decline.
For the third quarter of fiscal 2013, as compared with the prior year period, net product sales and service revenue increased by $0.5 billion and $0.2 billion, respectively. The product sales increase was driven by the following: an increase of $0.3 billion from Service Provider Video products driven in large part by the acquisition of NDS at the beginning of fiscal 2013; an increase of $0.2 billion from Data Center products, due to continued strong customer demand, and an increase of $0.1 billion from Wireless products, due to continued demand for these solutions. These net product sales increases, along with the service revenue contribution, reflect, in our view, the success we are experiencing with our technology architectures and our ability to deliver customer solutions, particularly in both the enterprise and service provider data center and cloud environments.
These increases were partially offset by net product sales decreases in our Switching, Security, and Collaboration product categories. In addition, sales in our Other Products category decreased by $0.1 billion due in large part to the sale of our Linksys product line which was completed in the third quarter of fiscal 2013.
In summary, during the third quarter of fiscal 2013, we continued to execute on our plan to deliver profitable growth over the long term. We did so even as we continued to experience the global macroeconomic challenges we have faced in recent quarters including, in particular, weakness in the European economy, global public sector spending, and a conservative approach to IT-related capital spending by customers.
Nine Months Ended April 27, 2013 Compared with Nine Months Ended April 28, 2012
Net sales increased 5%, with net product sales increasing 4% and service revenue increasing 10%. The increase in net product sales was due in large part to our acquisition of NDS. We achieved net sales increases in our Americas and APJC geographic segments, while net sales in our EMEA geographic segment declined. Total gross margin decreased by 0.5 percentage points. As a percentage of revenue, research and development, sales and marketing, and general and administrative expenses collectively declined by 0.9 percentage points primarily due to lower sales and marketing expenses. Operating income as a percentage of revenue increased by 0.8 percentage points, primarily as a result of lower restructuring charges and our continuing focus on expense management.
Diluted earnings per share increased by 27% from the prior year, a result of both a 26% increase in net income and a decline by our diluted share count of 57 million shares. A significant portion of the increase in net income was attributable to total tax benefits of $1.1 billion, primarily related to a tax settlement with the IRS, the reinstatement of the U.S. federal R&D tax credit, and lapses of the time period for assessment of tax in certain foreign jurisdictions.
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
We continue to seek to capitalize on market transitions, which we believe will continue to come at an increasing pace. Market transitions relating to the network are becoming, in our view, more significant as intelligent networks have moved from being a mere cost center issue-that is, where the focus is on reducing network operating costs and increasing network-related productivity-to becoming, additionally and increasingly, a platform for improved revenue generation as well as driving business agility and strategy execution.
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
A market transition on which we are focusing is the move toward more programmable, flexible, and virtual networks, sometimes called Software Defined Networking, or SDN. This move to network programmability encompasses technologies such as SDN and is focused on moving from a hardware-centric approach for networking to a virtualized network environment that is designed to enable flexible, application-driven customization of network infrastructures. We believe the successful products and solutions in this market will combine application-specific-integrated-circuits (“ASICs”) with hardware and software elements together to meet customers' total cost of ownership, quality, security, scalability and experience requirements. In our view, there is no single architecture that supports all customer requirements in this area. Our strategy is targeted to address a broad range of specific customer use cases, and we believe we have an effective strategy that also enables us to look to next steps that will follow the initial implementations that are underway.
We have announced our strategy to address this opportunity with the Cisco Open Network Environment, or Cisco ONE, including overlay network technology, application programming interfaces (“APIs”), and network-operation tools called agents and controllers and we have several customers in a trial phase for these solutions. In our view, this evolution is in its very early stages, but we believe we have a differentiated strategy. We intend to continue to drive internal innovation, partner for co-development, and make strategic investments to lead this evolution.
Other Key Financial Measures
The following is a summary of our other key financial measures for the third quarter and first nine months of fiscal 2013 (in millions, except days sales outstanding in accounts receivable (“DSO”) and annualized inventory turns):

	April 27, 2013	July 28, 2012
Cash and cash equivalents and investments	$47,388	$48,716
Deferred revenue	$12,685	$12,880
DSO	37 days	34 days
Inventories	$1,469	$1,663
Annualized inventory turns	12.4	11.7

	Nine Months Ended
	April 27, 2013	April 28, 2012
Cash provided by operating activities	$8,908	$8,403
Repurchases of common stock - stock repurchase program	$1,613	$2,560
Dividends	$2,392	$1,076

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
Revenue deferrals relate to the timing of revenue recognition for specific transactions based on financing arrangements, service, support, and other factors. Financing arrangements may include sales-type, direct-financing, and operating leases, loans, and guarantees of third-party financing. Our deferred revenue for products was $4.0 billion and $3.7 billion as of April 27, 2013 and July 28, 2012, respectively. Technical support services revenue is deferred and recognized ratably over the period during which the services are to be performed, which typically is from one to three years. Advanced services revenue is recognized upon delivery or completion of performance. Our deferred revenue for services was $8.7 billion and $9.2 billion as of April 27, 2013 and July 28, 2012, respectively.

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
Allowances for Receivables and Sales Returns
The allowances for receivables were as follows (in millions, except percentages):

	April 27, 2013	July 28, 2012
Allowance for doubtful accounts	$225	$207
Percentage of gross accounts receivable	4.4%	4.5%
Allowance for credit loss - lease receivables	$245	$247
Percentage of gross lease receivables	6.5%	7.2%
Allowance for credit loss - loan receivables	$93	$122
Percentage of gross loan receivables	5.6%	6.8%
The allowance for doubtful accounts is based on our assessment of the collectibility of customer accounts. We regularly review the adequacy of these allowances by considering internal factors such as historical experience, credit quality and age of the receivable balances, as well as external factors such as economic conditions that may affect a customer's ability to pay and expected default frequency rates, which are published by major third-party credit-rating agencies and are generally updated on a quarterly basis. We also consider the concentration of receivables outstanding with a particular customer in assessing the adequacy of our allowances for doubtful accounts. If a major customer's creditworthiness deteriorates, if actual defaults are higher than our historical experience, or if other circumstances arise, our estimates of the recoverability of amounts due to us could be overstated, and additional allowances could be required, which could have an adverse impact on our operating results.
The allowance for credit loss on financing receivables is also based on the assessment of collectibility of customer accounts. We regularly review the adequacy of the credit allowances determined either on an individual or a collective basis. When evaluating the financing receivables on an individual basis, we consider historical experience, credit quality and age of receivable balances, and economic conditions that may affect a customer's ability to pay. When evaluating the financing receivables on a collective basis, we use expected default frequency rates published by a major third-party credit-rating agency as well as our own historical loss rate in the event of default, while also systematically giving effect to economic conditions, concentration of risk and correlation. Determining expected default frequency rates and loss factors associated with internal credit risk ratings, as well as assessing factors such as economic conditions, concentration of risk, and correlation, are complex and subjective. Our ongoing consideration of all these factors could result in an increase in our allowance for credit loss in the future, which could adversely affect our operating results. Both accounts receivable and financing receivables are charged off at the point when they are considered uncollectible.
A reserve for future sales returns is established based on historical trends in product return rates. The reserve for future sales returns as of April 27, 2013 and July 28, 2012 was $133 million and $129 million, respectively, and was recorded as a reduction of our accounts receivable. If the actual future returns were to deviate from the historical data on which the reserve had been established, our revenue could be adversely affected.
Inventory Valuation and Liability for Purchase Commitments with Contract Manufacturers and Suppliers
Our inventory balance was $1.5 billion and $1.7 billion as of April 27, 2013 and July 28, 2012, respectively. Inventory is written down based on excess and obsolete inventories determined primarily by future demand forecasts. Inventory write-downs are measured as the difference between the cost of the inventory and market, based upon assumptions about future demand, and are charged to the provision for inventory, which is a component of our cost of sales. At the point of the loss recognition, a new, lower cost basis for that inventory is established, and subsequent changes in facts and circumstances do not result in the restoration or increase in that newly established cost basis.
We record a liability for firm, noncancelable, and unconditional purchase commitments with contract manufacturers and suppliers for quantities in excess of our future demand forecasts consistent with the valuation of our excess and obsolete inventory. As of April 27, 2013, the liability for these purchase commitments was $178 million, compared with $193 million as of July 28, 2012, and was included in other current liabilities. Our provision for inventory was $92 million and $91 million for the first nine months of fiscal 2013 and 2012, respectively. The provision for the liability related to purchase commitments with contract manufacturers and suppliers was $76 million and $103 million for the first nine months of fiscal 2013 and 2012, respectively.

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
Warranty Costs
The liability for product warranties, included in other current liabilities, was $431 million as of April 27, 2013, compared with $415 million as of July 28, 2012. See Note 12 to the Consolidated Financial Statements. Our products are generally covered by a warranty for periods ranging from 90 days to five years, and for some products we provide a limited lifetime warranty. We accrue for warranty costs as part of our cost of sales based on associated material costs, technical support labor costs, and associated overhead. Material cost is estimated based primarily upon historical trends in the volume of product returns within the warranty period and the cost to repair or replace the equipment. Technical support labor cost is estimated based primarily upon historical trends in the rate of customer cases and the cost to support the customer cases within the warranty period. Overhead cost is applied based on estimated time to support warranty activities.
The provision for product warranties issued during the first nine months of fiscal 2013 and 2012 was $494 million and $474 million, respectively. The increase in the provision for warranties was primarily due to increased shipment volume of products. If we experience an increase in warranty claims compared with our historical experience, or if the cost of servicing warranty claims is greater than expected, our profitability could be adversely affected.
Share-Based Compensation Expense
Share-based compensation expense is presented as follows (in millions):

	Nine Months Ended
	April 27, 2013	April 28, 2012	Variance
Share-based compensation expense	$880	$1,032	$(152)
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
Fair Value Measurements
Our fixed income and publicly traded equity securities, collectively, are reflected in the Consolidated Balance Sheets at a fair value of $42.3 billion as of April 27, 2013, compared with $38.9 billion as of July 28, 2012. Our fixed income investment portfolio, as of April 27, 2013, consisted primarily of high-quality investment-grade securities. See Note 8 to the Consolidated Financial Statements.

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
The inputs and fair value are reviewed for reasonableness, may be further validated by comparison to publicly available information, and could be adjusted based on market indices or other information that management deems material to its estimate of fair value. The assessment of fair value can be difficult and subjective. However, given the relative reliability of the inputs we use to value our investment portfolio, and because substantially all of our valuation inputs are obtained using quoted market prices for similar or identical assets, we do not believe that the nature of estimates and assumptions affected by levels of subjectivity and judgment was material to the valuation of the investment portfolio as of April 27, 2013. We had no Level 3 investments in our total portfolio as of April 27, 2013.
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
There were no impairment charges on our investments in publicly traded equity securities and fixed income securities in the first nine months of fiscal 2013 and fiscal 2012. Our ongoing consideration of all the factors described previously could result in additional impairment charges in the future, which could adversely affect our net income.
We also have investments in privately held companies, some of which are in the startup or development stages. As of April 27, 2013, our investments in privately held companies were $835 million, compared with $858 million as of July 28, 2012, and were included in other assets. See Note 6 to the Consolidated Financial Statements. We monitor these investments for events or circumstances indicative of potential impairment, and we will make appropriate reductions in carrying values if we determine that an impairment charge is required, based primarily on the financial condition and near-term prospects of these companies. These investments are inherently risky because the markets for the technologies or products these companies are developing are typically in the early stages and may never materialize. Our impairment charges on investments in privately held companies were $23 million and $17 million for the first nine months of fiscal 2013 and 2012, respectively.

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
The goodwill recorded in the Consolidated Balance Sheets as of April 27, 2013 and July 28, 2012 was $21.6 billion and $17.0 billion, respectively. The increase in goodwill for the first nine months of fiscal 2013 was due in large part to our acquisitions of NDS and Meraki. In response to changes in industry and market conditions, we could be required to strategically realign our resources and consider restructuring, disposing of, or otherwise exiting businesses, which could result in an impairment of goodwill. There was no impairment of goodwill in the first nine months of fiscal 2013 and 2012.
We make judgments about the recoverability of purchased intangible assets with finite lives whenever events or changes in circumstances indicate that an impairment may exist. Recoverability of purchased intangible assets with finite lives is measured by comparing the carrying amount of the asset to the future undiscounted cash flows the asset is expected to generate. We review indefinite-lived intangible assets for impairment annually or whenever events or changes in circumstances indicate the carrying value may not be recoverable. Recoverability of indefinite-lived intangible assets is measured by comparing the carrying amount of the asset to the future discounted cash flows the asset is expected to generate. If the asset is considered to be impaired, the amount of any impairment is measured as the difference between the carrying value and the fair value of the impaired asset. Assumptions and estimates about future values and remaining useful lives of our purchased intangible assets are complex and subjective. They can be affected by a variety of factors, including external factors such as industry and economic trends and internal factors such as changes in our business strategy and our internal forecasts. There were no impairment charges related to purchased intangible assets for the first nine months of fiscal 2013 and 2012. Our ongoing consideration of all the factors described previously could result in additional impairment charges in the future, which could adversely affect our net income.
Income Taxes
We are subject to income taxes in the United States and numerous foreign jurisdictions. Our effective tax rates differ from the statutory rate, primarily due to the tax impact of state taxes, foreign operations, research and development (“R&D”) tax credits, tax audit settlements, nondeductible compensation, international realignments, and transfer pricing adjustments. Our effective tax rate was 15.9% and 22.1% in the third quarter of fiscal 2013 and 2012, respectively. Our effective tax rate was 7.7% and 21.2% for the first nine months of fiscal 2013 and 2012, respectively.
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

RESULTS OF OPERATIONS
Net Sales
The following table presents the breakdown of net sales between product and service revenue (in millions, except percentages):

	Three Months Ended				Nine Months Ended
	April 27, 2013	April 28, 2012	Variance in Dollars	Variance in Percent	April 27, 2013	April 28, 2012	Variance in Dollars	Variance in Percent
Net sales:
Product	$9,559	$9,106	$453	5.0%	$28,293	$27,176	$1,117	4.1%
Percentage of net sales	78.2%	78.6%			78.2%	79.1%
Service	2,657	2,482	175	7.1%	7,897	7,195	702	9.8%
Percentage of net sales	21.8%	21.4%			21.8%	20.9%
Total	$12,216	$11,588	$628	5.4%	$36,190	$34,371	$1,819	5.3%
We manage our business primarily on a geographic basis, organized into three geographic segments. Our net sales, which include product and service revenue for each segment, are summarized in the following table (in millions, except percentages):

	Three Months Ended				Nine Months Ended
	April 27, 2013	April 28, 2012	Variance in Dollars	Variance in Percent	April 27, 2013	April 28, 2012	Variance in Dollars	Variance in Percent
Net sales:
Americas	$7,127	$6,466	$661	10.2%	$21,286	$19,606	$1,680	8.6%
Percentage of net sales	58.4%	55.8%			58.9%	57.0%
EMEA	3,131	3,160	(29)	(0.9)%	9,065	9,255	(190)	(2.1)%
Percentage of net sales	25.6%	27.3%			25.0%	27.0%
APJC	1,958	1,962	(4)	(0.2)%	5,839	5,510	329	6.0%
Percentage of net sales	16.0%	16.9%			16.1%	16.0%
Total	$12,216	$11,588	$628	5.4%	$36,190	$34,371	$1,819	5.3%

Three Months Ended April 27, 2013 Compared with Three Months Ended April 28, 2012
For the third quarter of fiscal 2013, as compared with the third quarter of fiscal 2012, net sales increased by 5%. Net product sales increased by 5%, while service revenue increased by 7%. Net product sales reflected growth in our Americas and APJC geographic segments, while net product sales declined in the EMEA segment. Service revenues increased in our Americas and EMEA geographic segments, while service revenue decreased in our APJC segment.
Nine Months Ended April 27, 2013 Compared with Nine Months Ended April 28, 2012
For the first nine months of fiscal 2013, as compared with the first nine months of fiscal 2012, net sales increased by 5%. Net product sales increased by 4%, while service revenue increased by 10%. The increase in net product sales reflected growth in our Americas and APJC geographic segments, while net product sales declined in the EMEA segment. Service revenues increased across all of our geographic segments.
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

Net Product Sales by Segment
The following table presents the breakdown of net product sales by segment (in millions, except percentages):

	Three Months Ended				Nine Months Ended
	April 27, 2013	April 28, 2012	Variance in Dollars	Variance in Percent	April 27, 2013	April 28, 2012	Variance in Dollars	Variance in Percent
Net product sales:
Americas	$5,364	$4,889	$475	9.7%	$16,067	$14,919	$1,148	7.7%
Percentage of net product sales	56.1%	53.7%			56.8%	54.9%
EMEA	2,590	2,639	(49)	(1.9)%	7,469	7,758	(289)	(3.7)%
Percentage of net product sales	27.1%	29.0%			26.4%	28.5%
APJC	1,605	1,578	27	1.7%	4,757	4,499	258	5.7%
Percentage of net product sales	16.8%	17.3%			16.8%	16.6%
Total	$9,559	$9,106	$453	5.0%	$28,293	$27,176	$1,117	4.1%
Americas
Three Months Ended April 27, 2013 Compared with Three Months Ended April 28, 2012
Our Americas segment grew by 10% led by net product sales increases in the service provider, commercial, and enterprise markets. The growth in net product sales to the service provider market was due in part to our acquisition of NDS at the beginning of fiscal 2013. We continued to experience a decline in net product sales in the public sector market for the third quarter of fiscal 2013. From a country perspective, net product sales increased by 12% in the United States and 20% in Brazil. Net product sales in Canada and Mexico declined by 10% and 5%, respectively, compared with the corresponding period of fiscal 2012.

Nine Months Ended April 27, 2013 Compared with Nine Months Ended April 28, 2012
The increase in net product sales in the Americas segment was led by growth in the service provider, commercial and enterprise markets. The growth in net product sales to the service provider market was due in part to our acquisition of NDS at the beginning of fiscal 2013. We experienced a decline in net product sales to the public sector market for the first nine months of fiscal 2013 due in large part to lower net product sales to the U.S. public sector. From a country perspective, net product sales increased by 10% in both the United States and Brazil, and 4% in Mexico. These increases were partially offset by a net product sales decline of 10% in Canada.
EMEA
Three Months Ended April 27, 2013 Compared with Three Months Ended April 28, 2012
Net product sales in the EMEA segment decreased slightly as the decline in the enterprise market was partially offset by net product sales increases in the commercial and service provider markets, which included sales of NDS products. Net product sales were flat in the public sector market. From a country perspective, net product sales decreased by 12% in the Netherlands, 9% in Russia, 6% in Germany, and 3% in France. Partially offsetting these declines were net product sales increases of 21% in Italy and 4% in the United Kingdom.
Nine Months Ended April 27, 2013 Compared with Nine Months Ended April 28, 2012
The decrease in EMEA net product sales was attributable to declines in the enterprise, public sector and service provider markets. Sales to the commercial market were relatively flat. From a country perspective, net product sales decreased by 17% in the Netherlands, 3% in the United Kingdom, 7% in Germany, 6% France, and 12% in Italy. Partially offsetting these product sales declines was an 8% increase in net product sales in Russia.
APJC
Three Months Ended April 27, 2013 Compared with Three Months Ended April 28, 2012
The increase in net product sales in the APJC segment was led by net product sales growth in the commercial market and, to a lesser degree, in the service provider and public sector markets. The growth in the service provider market was due in large part to our acquisition of NDS. These product sales increases were partially offset by a decrease in net product sales in the enterprise market. From a country perspective, net product sales increased by 27% in India and 1% in Australia, partially offset by net product sales declines of 14% in Japan and 5% in China.
Nine Months Ended April 27, 2013 Compared with Nine Months Ended April 28, 2012
The increase in net product sales was across most of our customer markets in the APJC segment, with growth in the public sector, service provider and commercial markets. The growth in the service provider market was due in large part to our acquisition of NDS. We experienced a net product sales decline in the enterprise market in the APJC segment. From a country perspective, net product sales increased by 35% in India and 12% in Australia, partially offset by net product sales declines of 7% in Japan and 1% in China.

Net Product Sales by Groups of Similar Products
In addition to the primary view on a geographic basis, we also prepare financial information related to groups of similar products and customer markets for various purposes. Our product categories consist of the following categories (with subcategories in parentheses): Switching (fixed switching, modular switching, and storage); NGN Routing (high-end routers, mid-range and low-end routers, and other NGN Routing products); Service Provider Video (connected devices, video software and solutions, cable access and NDS); Collaboration (unified communications and Cisco TelePresence); Data Center; Wireless; Security; and Other Products. The Other Products category consists primarily of emerging technology products and other networking products.
The following table presents net sales for groups of similar products (in millions, except percentages):

	Three Months Ended				Nine Months Ended
	April 27, 2013	April 28, 2012	Variance in Dollars	Variance in Percent	April 27, 2013	April 28, 2012	Variance in Dollars	Variance in Percent
Net product sales:
Switching	$3,598	$3,661	$(63)	(1.7)%	$10,938	$10,969	$(31)	(0.3)%
Percentage of net product sales	37.6%	40.2%			38.7%	40.4%
NGN Routing	2,140	2,134	6	0.3%	6,138	6,296	(158)	(2.5)%
Percentage of net product sales	22.4%	23.4%			21.7%	23.2%
Service Provider Video	1,299	999	300	30.0%	3,667	2,896	771	26.6%
Percentage of net product sales	13.6%	11.0%			13.0%	10.7%
Collaboration	1,013	1,022	(9)	(0.9)%	2,978	3,190	(212)	(6.6)%
Percentage of net product sales	10.6%	11.2%			10.5%	11.7%
Data Center	515	291	224	77.0%	1,480	883	597	67.6%
Percentage of net product sales	5.4%	3.2%			5.2%	3.2%
Wireless	523	413	110	26.6%	1,529	1,175	354	30.1%
Percentage of net product sales	5.5%	4.5%			5.4%	4.3%
Security	327	342	(15)	(4.4)%	1,001	994	7	0.7%
Percentage of net product sales	3.4%	3.8%			3.5%	3.7%
Other	144	244	(100)	(41.0)%	562	773	(211)	(27.3)%
Percentage of net product sales	1.5%	2.7%			2.0%	2.8%
Total	$9,559	$9,106	$453	5.0%	$28,293	$27,176	$1,117	4.1%
Certain reclassifications have been made to the prior period amounts to conform to the current period’s presentation.
Switching
Three Months Ended April 27, 2013 Compared with Three Months Ended April 28, 2012
Net product sales in our Switching product category decreased slightly primarily due to the impact of macroeconomic and public sector spending challenges. Sales of modular switches declined by 9%, or $134 million, driven by lower sales of Cisco Catalyst 6500 Series Switches, partially offset by higher sales of Cisco Nexus 7000 Series Switches. The decrease in sales of modular switches was partially offset by a 4%, or $82 million, increase in sales of LAN fixed-configuration switches resulting from higher sales of our various Cisco Nexus Series Switches in this category. Net product sales in the Switching product category were also negatively impacted by an 8% decrease in sales of storage products.

Nine Months Ended April 27, 2013 Compared with Nine Months Ended April 28, 2012
Within the Switching product category, sales of LAN fixed-configuration switches increased by 3%, or $163 million, sales of modular switches decreased by 3% or $119 million, and sales of storage products decreased by 18%, or $75 million. The increase in sales of LAN fixed-configuration switches was primarily due to higher sales of Cisco Nexus Series Switches and fixed switching optics modules, partially offset by sales declines in certain of our Cisco Catalyst product families. Sales of modular switches decreased due to lower sales of Cisco Catalyst 6500 Series Switches partially offset by higher sales in Cisco Nexus 7000 Series Switches and optics modules.
NGN Routing
Three Months Ended April 27, 2013 Compared with Three Months Ended April 28, 2012
Overall, sales in our NGN Routing product category were flat, with increases in sales in our midrange and low-end router products being offset by decreases in sales of our high-end router products and other NGN Routing products. Higher sales in our midrange and low-end router products were driven by the continued adoption of our Integrated Service Routers (“ISR”) platform. Sales in high-end router products decreased by 2%, or $21 million, due to lower sales of Cisco CRS-3 Carrier Routing System products and our legacy high-end router products, partially offset by strong adoption of our Cisco Aggregation Service Routers (“ASR”) products. The decline in sales of other NGN Routing products was due to decreased sales of other routing products.
Nine Months Ended April 27, 2013 Compared with Nine Months Ended April 28, 2012
The decrease in sales of our NGN Routing product category was driven by a 3%, or $111 million, decrease in sales of high-end router products and a 12%, or $64 million, decrease in sales of other NGN Routing products. Within the high-end router products category, we experienced lower sales of our Cisco CRS-3 Carrier Routing System products and our legacy high-end router products. These decreases were partially offset by sales growth in several Cisco ASR products. The decline in sales of other NGN Routing products was due to decreased sales of other routing and optical networking products.
Service Provider Video
Three Months Ended April 27, 2013 Compared with Three Months Ended April 28, 2012
Our Service Provider Video product category grew 30%, or $300 million, primarily due to the acquisition of NDS at the beginning of fiscal 2013, which contributed a substantial majority of the total sales increase.
Nine Months Ended April 27, 2013 Compared with Nine Months Ended April 28, 2012
The increase in sales of Service Provider Video products was in large part due to the acquisition of NDS at the beginning of fiscal 2013, followed by increased sales in connected devices of 11%, or $219 million, and to a lesser degree increased sales in video software and solutions of 11%, or $21 million. The increase in sales of connected devices products was primarily due to increased sales of cable set-top boxes.
Collaboration
Three Months Ended April 27, 2013 Compared with Three Months Ended April 28, 2012
Our Collaboration category continues to shift its focus to recurring revenue streams driven by SaaS offerings. Overall, sales of Collaboration products slightly decreased primarily due to lower sales of Cisco TelePresence products. Partially offsetting this decrease was a slight increase in sales of unified communications products due mainly to higher sales of collaborative web-based offerings.
Nine Months Ended April 27, 2013 Compared with Nine Months Ended April 28, 2012
The sales decrease in our Collaboration product category was primarily due to a decline in sales of Cisco TelePresence Systems and to a lesser degree, a decline in sales of unified communications products. Lower public sector spending in the United States, as well as demand weakness in Europe during the first half of the fiscal year, were significant drivers of the decline in sales of Cisco TelePresence Systems. We also experienced a decline in sales of unified communications products which was due primarily to lower sales of unified communications infrastructure products.
Data Center
Three Months Ended April 27, 2013 Compared with Three Months Ended April 28, 2012
We continue to experience strong growth in our Data Center product category which grew 77% with strong sales growth of our Cisco Unified Computing System products across all geographic segments and customer markets. The increase was due in large part to the momentum we are experiencing with our products across all customer market segments for both data center and cloud environments as current customers increase their data center build-outs, and as new customers purchase products. The growth in our Data Center category was also positively impacted by lower than anticipated sales in the third quarter of fiscal 2012 as certain customers at that time were still evaluating our new server chip technology platform.

To the extent our Data Center business grows and achieves further market penetration, we expect that, in comparison to what we have experienced during the initial rapid growth of this portion of our business, the growth rates for our Data Center product sales will experience more normal seasonality consistent with the overall server market.
Nine Months Ended April 27, 2013 Compared with Nine Months Ended April 28, 2012
Sales of Data Center products increased significantly due to increased sales of Cisco Unified Computing System products. The increase was due in large part to similar factors as those affecting the three month period discussed immediately above.
Wireless, Security, and Other
Three Months Ended April 27, 2013 Compared with Three Months Ended April 28, 2012
Sales of Wireless products increased 27%, or $110 million, primarily reflecting the continued customer adoption of and migration to the Cisco Unified Access Network architecture, and also reflecting increased sales of new products in this category as well as sales from our acquisition of Meraki. Sales of our Security products were down 4%, or $15 million, led by a decline in sales of our content security products, partially offset by higher sales in high-end firewall products within our network security product portfolio. We experienced a decrease in sales of Other Products due in large part to the sale of our Linksys product line in the third quarter of fiscal 2013.
Nine Months Ended April 27, 2013 Compared with Nine Months Ended April 28, 2012
Sales of Wireless products increased 30%, or $354 million, due to similar factors as those affecting the three month period discussed above. Sales of security products increased slightly and were driven in part by the relatively recent update of our firewall security product portfolio. We experienced a decrease in sales of Other Products due in large part to lower sales of our former Linksys products.

Net Service Sales by Segment
The following table presents the breakdown of service revenue by segment (in millions, except percentages):

	Three Months Ended				Nine Months Ended
	April 27, 2013	April 28, 2012	Variance in Dollars	Variance in Percent	April 27, 2013	April 28, 2012	Variance in Dollars	Variance in Percent
Net service sales:
Americas	$1,763	$1,577	$186	11.8%	$5,219	$4,687	$532	11.4%
Percentage of net service sales	66.3%	63.5%			66.1%	65.1%
EMEA	541	521	20	3.8%	1,596	1,497	99	6.6%
Percentage of net service sales	20.4%	21.0%			20.2%	20.8%
APJC	353	384	(31)	(8.1)%	1,082	1,011	71	7.0%
Percentage of net service sales	13.3%	15.5%			13.7%	14.1%
Total	$2,657	$2,482	$175	7.1%	$7,897	$7,195	$702	9.8%
Three Months Ended April 27, 2013 Compared with Three Months Ended April 28, 2012
Service revenue increased by 7%, with worldwide technical support services revenue increasing by 5%, and worldwide advanced services, which relate to consulting support services for specific customer network needs, experiencing 14% revenue growth. Technical support service experienced growth in the Americas and EMEA segments. Renewals and technical support service contract initiations associated with product sales provided an installed base of equipment being serviced which, in concert with new service offerings, were the primary factors driving these sales increases. Advanced services revenue also grew in the Americas and EMEA segments driven by solid growth in both transaction and subscription revenues. The decrease in service revenue in the APJC segment was due mainly to the completion of several large, multiyear projects in this segment during the third quarter of fiscal 2012.
Nine Months Ended April 27, 2013 Compared with Nine Months Ended April 28, 2012
Service revenue experienced solid growth across all of our geographic segments for the period. Worldwide technical support services revenue increased by 7%, and worldwide advanced services experienced 19% revenue growth. Technical support services revenue grew across all of our geographic segments. We experienced revenue growth in advanced services across all geographic segments, led by growth in the Americas segment. Advanced services revenue growth was driven by strong growth in both transaction and subscription revenues.

Gross Margin
The following table presents the gross margin for products and services (in millions, except percentages):

	Three Months Ended				Nine Months Ended
	Amount		Percentage		Amount		Percentage
	April 27, 2013	April 28, 2012	April 27, 2013	April 28, 2012	April 27, 2013	April 28, 2012	April 27, 2013	April 28, 2012
Gross margin:
Product	$5,777	$5,543	60.4%	60.9%	$16,906	$16,400	59.8%	60.3%
Service	1,734	1,626	65.3%	65.5%	5,187	4,724	65.7%	65.7%
Total	$7,511	$7,169	61.5%	61.9%	$22,093	$21,124	61.0%	61.5%

Product Gross Margin
The following table summarizes the key factors that contributed to the change in product gross margin percentage for the third quarter and first nine months of fiscal 2013 as compared with the corresponding prior year periods:

	Product Gross Margin Percentage
	Three Months Ended	Nine Months Ended (1)
Fiscal 2012	60.9%	60.3%
Sales discounts, rebates, and product pricing	(2.8)%	(2.9)%
Mix of products sold	(1.7)%	(1.0)%
Amortization of purchased intangible assets	(0.4)%	(0.5)%
Acquisition fair value adjustment to inventory and other	—%	(0.2)%
Productivity (2)	4.4%	4.1%
Fiscal 2013	60.4%	59.8%
(1) Beginning in the second quarter of fiscal 2013, we refined our methodology for presenting the items in the preceding table and accordingly certain reclassifications have been made to the nine months ended amounts to conform to the presentation made for the three months-ended amounts.
(2) Productivity includes overall manufacturing-related costs, shipment volume, and other items not categorized elsewhere.
Three Months Ended April 27, 2013 Compared with Three Months Ended April 28, 2012
Product gross margin decreased by 0.5 percentage points for the period. The decrease was primarily due to the impact of higher sales discounts, rebates, and unfavorable product pricing, which were driven by normal market factors and by the geographic mix of net product sales. These factors impacted most of our customer markets and each of our three geographic segments. Additionally, our product gross margin for the third quarter of fiscal 2013 was negatively impacted by the shift in the mix of products sold, primarily as a result of sales increases of our relatively lower margin Cisco Unified Computing System and Service Provider Video products. Further, our recent acquisitions, in particular NDS, resulted in higher amortization expense from purchased intangible assets. These factors were partially offset by productivity improvements. The productivity improvements were in large part due to increased benefits from cost savings particularly in certain of our Switching and NGN Routing categories in which product transitions have been taking place; driven by value engineering efforts, favorable component pricing; and continued operational efficiency in manufacturing operations. Value engineering is the process by which production costs are reduced through component redesign, board configuration, test processes, and transformation processes.
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
Nine Months Ended April 27, 2013 Compared with Nine Months Ended April 28, 2012
Product gross margin decreased by 0.5 percentage points for the period. The decrease was primarily due to the impact of higher sales discounts, rebates, and unfavorable product pricing, which were driven by normal market factors and by the geographic mix of net product sales. These factors impacted most of our customer markets and all of our geographic segments. Additionally, our product gross margin for the first nine months of fiscal 2013 was negatively impacted by the shift in the mix of products sold, primarily as a result of sales increases in our relatively lower margin Cisco Unified Computing System and Service Provider Video products. Further, as discussed above, our acquisition of NDS resulted both in higher amortization expense from purchased intangible assets and costs resulting from a fair value adjustment to inventory acquired as part of the business combination, each of which negatively impacted our product gross margin for the first nine months of fiscal 2013. These factors were partially offset by productivity improvements driven by similar factors as discussed in the three month period immediately above.

Service Gross Margin
Three Months Ended April 27, 2013 Compared with Three Months Ended April 28, 2012
Our service gross margin percentage decreased by 0.2 percentage points for the third quarter of fiscal 2013 period. This decrease was primarily due to increased cost impacts such as headcount-related costs, particularly in advanced services and unfavorable mix. The mix impacts were due to our lower gross margin advanced services business contributing a higher proportion of service revenue for the third quarter of fiscal 2013, as compared with the prior year period. Our service gross margin was also negatively impacted by the completion of several large, multiyear projects during the third quarter of fiscal 2012.
Our service gross margin normally experiences some fluctuations due to various factors such as the timing of contract initiations and renewals, our strategic investments in headcount, and the resources we deploy to support the overall service business. Other factors include the mix of service offerings, as the gross margin from our advanced services is typically lower than the gross margin from technical support services.
Nine Months Ended April 27, 2013 Compared with Nine Months Ended April 28, 2012
Our service gross margin percentage was unchanged compared with the corresponding period in fiscal 2012. Although we experienced higher sales volume led by growth in advanced services and in technical support services, the resulting benefit to gross margin was offset by increased cost impacts such as headcount-related costs, particularly in advanced services; partner delivery costs; and unfavorable mix. The mix impacts were due to our lower gross margin advanced services business contributing a higher proportion of service revenue for the first nine months of fiscal 2013, as compared with the prior year period.
Gross Margin by Segment
The following table presents the total gross margin for each segment (in millions, except percentages):

	Three Months Ended				Nine Months Ended
	Amount		Percentage		Amount		Percentage
	April 27, 2013	April 28, 2012	April 27, 2013	April 28, 2012	April 27, 2013	April 28, 2012	April 27, 2013	April 28, 2012
Gross margin:
Americas	$4,460	$4,053	62.6%	62.7%	$13,341	$12,319	62.7%	62.8%
EMEA	2,044	2,019	65.3%	63.9%	5,850	5,868	64.5%	63.4%
APJC	1,197	1,242	61.1%	63.3%	3,494	3,342	59.8%	60.7%
Segment total	7,701	7,314	63.0%	63.1%	22,685	21,529	62.7%	62.6%
Unallocated corporate items (1)	(190)	(145)			(592)	(405)
Total	$7,511	$7,169	61.5%	61.9%	$22,093	$21,124	61.0%	61.5%
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
Three Months Ended April 27, 2013 Compared with Three Months Ended April 28, 2012
We experienced a gross margin percentage decrease in our Americas and APJC segments, while our EMEA segment experienced a gross margin percentage increase.
The Americas segment experienced a slight decrease in its gross margin percentage due to the impacts from higher sales discounts, rebates and unfavorable pricing; and also due to unfavorable mix impacts. The unfavorable mix impacts were due in large part to higher revenue from our lower margin Data Center products. Partially offsetting these factors were productivity improvements, driven in large part by lower overall manufacturing costs and higher volume.
Our EMEA segment gross margin percentage increased as a result of productivity improvements and a more favorable mix of products sold during the current period, driven in large part by a favorable mix within the Service Provider Video category. Partially offsetting these factors were the impacts from higher sales discounts, rebates and unfavorable pricing.
The gross margin percentage decreased in our APJC segment due to the impact of higher sales discounts, rebates, unfavorable pricing, and unfavorable mix impacts and also due to the decline in our service gross margin. The decline in service gross margin in our APJC segment for the current period was largely due to the completion of several large, multiyear projects during the third quarter of fiscal 2012.

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
Nine Months Ended April 27, 2013 Compared with Nine Months Ended April 28, 2012
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
The APJC segment gross margin percentage decreased as compared with the corresponding period of fiscal 2012, due to the impact of higher sales discounts, rebates and unfavorable pricing, and also due to unfavorable mix impacts. Partially offsetting these factors were productivity improvements, driven in large part by lower overall manufacturing costs and higher volume.
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

	Three Months Ended				Nine Months Ended
	April 27, 2013	April 28, 2012	Variance in Dollars	Variance in Percent	April 27, 2013	April 28, 2012	Variance in Dollars	Variance in Percent
Research and development	$1,542	$1,358	$184	13.5%	$4,425	$4,072	$353	8.7%
Percentage of net sales	12.6%	11.7%			12.2%	11.8%
Sales and marketing	2,375	2,383	(8)	(0.3)%	7,178	7,230	(52)	(0.7)%
Percentage of net sales	19.4%	20.6%			19.8%	21.0%
General and administrative	530	562	(32)	(5.7)%	1,674	1,611	63	3.9%
Percentage of net sales	4.3%	4.8%			4.6%	4.7%
Total	$4,447	$4,303	$144	3.3%	$13,277	$12,913	$364	2.8%
Percentage of net sales	36.4%	37.1%			36.7%	37.6%
R&D Expenses
The increase in R&D expenses for the third quarter and first nine months of fiscal 2013, as compared with the corresponding periods in fiscal 2012, was primarily due to higher headcount-related expenses attributable in large part to our acquisition of NDS at the beginning of fiscal 2013. Partially offsetting these costs was lower share-based compensation expense.
We continue to invest in R&D in order to bring a broad range of products to market in a timely fashion. If we believe that we are unable to enter a particular market in a timely manner with internally developed products, we may purchase or license technology from other businesses, or we may partner with or acquire businesses as an alternative to internal R&D.
Sales and Marketing Expenses
The decrease in sales and marketing expenses for the third quarter and first nine months of fiscal 2013, as compared with the corresponding periods in fiscal 2012, was primarily due to lower discretionary spending and lower share-based compensation expense. These items were partially offset by higher headcount-related expense resulting largely from our acquisition of NDS at the beginning of fiscal 2013.
G&A Expenses
G&A expenses decreased for the third quarter of fiscal 2013, as compared with the third quarter of fiscal 2012, primarily due to lower corporate-level expenses, driven by a recovery in the market value of property held for sale. Lower share-based compensation also contributed to the decline in G&A expenses. These items were partially offset by higher headcount-related expense resulting largely from our acquisition of NDS at the beginning of fiscal 2013.
G&A expenses increased in the first nine months of fiscal 2013, as compared with the corresponding period in fiscal 2012, primarily due to increased headcount-related expenses attributable in part to the acquisition of NDS at the beginning of fiscal 2013, and also due to higher corporate-level expenses. Corporate-level expenses, which tended to vary from period to period, included operational infrastructure activities such as real estate actions; IT project implementations, which included investments in our global data center infrastructure; and investments related to operational and financial systems.

Effect of Foreign Currency
In the third quarter of fiscal 2013, foreign currency fluctuations, net of hedging, decreased the combined R&D, sales and marketing, and G&A expenses by $43 million, or approximately 1.0%, compared with the third quarter of fiscal 2012. In the first nine months of fiscal 2013, foreign currency fluctuations, net of hedging, decreased the combined R&D, sales and marketing, and G&A expenses by $192 million, or approximately 1.5%, compared with the first nine months of fiscal 2012.
Headcount
Our headcount increased by 675 employees in the third quarter of fiscal 2013 and increased by approximately 7,500 employees in the first nine months of fiscal 2013. The increase for the third quarter of fiscal 2013 was attributable to headcount from new acquisitions, as well as strategic hiring primarily in engineering and services, partially offset by the reduction in headcount related to the sale of our Linksys product line. The increase for the first nine months of fiscal 2013 was attributable to these factors as well as the acquisition of NDS at the beginning of fiscal 2013.
Share-Based Compensation Expense
The following table presents share-based compensation expense (in millions):

	Three Months Ended		Nine Months Ended
	April 27, 2013	April 28, 2012	April 27, 2013	April 28, 2012
Cost of sales - product	$10	$12	$31	$39
Cost of sales - service	34	39	105	116
Share-based compensation expense in cost of sales	44	51	136	155
Research and development	72	97	228	297
Sales and marketing	118	138	383	429
General and administrative	38	51	136	153
Restructuring and other charges	—	—	(3)	(2)
Share-based compensation expense in operating expenses	228	286	744	877
Total share-based compensation expense	$272	$337	$880	$1,032
The year-over-year decrease in share-based compensation expense for the third quarter and first nine months of fiscal 2013, as compared with the corresponding prior year periods, was due primarily to the effect of a decrease in the aggregate value of share-based awards granted in recent periods and stock option awards from prior years becoming fully amortized. See Note 14 to the Consolidated Financial Statements.
Amortization of Purchased Intangible Assets
The following table presents the amortization of purchased intangible assets included in operating expenses (in millions):

	Three Months Ended		Nine Months Ended
	April 27, 2013	April 28, 2012	April 27, 2013	April 28, 2012
Amortization of purchased intangible assets included in operating expenses	$89	$96	$329	$292
The decrease in amortization of purchased intangible assets for the third quarter of fiscal 2013, as compared with the third quarter of fiscal 2012, was due mainly to certain purchased intangible assets having become fully amortized in the beginning of the current period, partially offset by the continuing amortization of purchased intangible assets from our acquisitions of NDS at the beginning of fiscal 2013, and from our other, more recent acquisitions. The increase in the amortization of purchased intangible assets in the first nine months of fiscal 2013, as compared with the corresponding period in fiscal 2012, was due to amortization of purchased intangible assets from our acquisitions of NDS at the beginning of fiscal 2013, and from our other, more recent acquisitions. For additional information regarding purchased intangible assets, see Note 4 to the Consolidated Financial Statements.

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
Restructuring and Other Charges
In the third quarter and first nine months of fiscal 2013, we incurred within operating expenses net restructuring and other charges of approximately $33 million and $105 million, respectively. These charges were related primarily to employee severance charges for employees subject to our workforce reduction that we announced in late fiscal 2011. In the third quarter and first nine months of fiscal 2012, we incurred within operating expenses restructuring and other charges of $20 million and $225 million, respectively. See Note 5 to the Consolidated Financial Statements.
Operating Income
The following table presents our operating income and our operating income as a percentage of revenue (in millions, except percentages):

	Three Months Ended		Nine Months Ended
	April 27, 2013	April 28, 2012	April 27, 2013	April 28, 2012
Operating income	$2,942	$2,750	$8,382	$7,694
Operating income as a percentage of revenue	24.1%	23.7%	23.2%	22.4%
In the third quarter of fiscal 2013, as compared with the third quarter of fiscal 2012, operating income increased by 7%, and as a percentage of revenue operating income increased by 0.4 percentage points. The increase largely resulted from our continuing focus on expense management which resulted in lower sales and marketing and G&A expenses as a percentage of revenue.
In the first nine months of fiscal 2013, as compared with the first nine months of fiscal 2012, operating income increased by 9%, and as a percentage of revenue operating income increased by 0.8 percentage points. The increase largely resulted from our continuing focus on expense management which resulted in lower sales and marketing and G&A expenses as a percentage of revenue, and from lower restructuring and other charges.

Interest and Other Income (Loss), Net
Interest Income (Expense), Net The following table summarizes interest income and interest expense (in millions):

	Three Months Ended			Nine Months Ended
	April 27, 2013	April 28, 2012	Variance in Dollars	April 27, 2013	April 28, 2012	Variance in Dollars
Interest income	$162	$161	$1	$483	$483	$—
Interest expense	(145)	(151)	6	(440)	(449)	9
Interest income (expense), net	$17	$10	$7	$43	$34	$9
For the third quarter and first nine months of fiscal 2013, interest income remained fairly constant compared with the corresponding periods in fiscal 2012. Increased interest income earned on financing receivables was substantially offset by lower interest income from our portfolio of cash, cash equivalents, and fixed income investments as a result of lower average rates of interest on our portfolio of cash, cash equivalents, and fixed income investments. For the third quarter and first nine months of fiscal 2013, interest expense decreased slightly compared with the corresponding periods in fiscal 2012 due to the favorable impact of interest rate swaps as the three-month LIBOR rate decreased.

Other Income (Loss), Net The components of other income (loss), net, are summarized as follows (in millions):

	Three Months Ended			Nine Months Ended
	April 27, 2013	April 28, 2012	Variance in Dollars	April 27, 2013	April 28, 2012	Variance in Dollars
Gains (losses) on investments, net:
Publicly traded equity securities	$(2)	$15	$(17)	$12	$30	$(18)
Fixed income securities	8	15	(7)	34	46	(12)
Total available-for-sale investments	6	30	(24)	46	76	(30)
Privately held companies	(15)	(3)	(12)	(69)	(38)	(31)
Net gains (losses) on investments	(9)	27	(36)	(23)	38	(61)
Other gains (losses), net	(5)	(8)	3	(46)	7	(53)
Other income (loss), net	$(14)	$19	$(33)	$(69)	$45	$(114)
The decrease in total net gains on available-for-sale investments in the third quarter of fiscal 2013 compared with the third quarter of fiscal 2012 was attributable to losses on publicly traded equity securities and lower gains on fixed income securities in the current period as a result of market conditions and the timing of sales of these securities. The change in net losses on investments in privately held companies was driven primarily by equity method losses in the third quarter of fiscal 2013, due mainly to higher losses from our proportional share of the VCE joint venture. The change in other gains (losses), net for the third quarter of fiscal 2013 as compared with the third quarter of fiscal 2012 was primarily due to foreign exchange impacts partially offset by an increase in donations.
The decrease in total net gains on available-for-sale investments in the first nine months of fiscal 2013 compared with the first nine months of fiscal 2012 was attributable primarily to lower gains on both publicly traded equity securities and fixed income securities in the current period as a result of market conditions and the timing of sales of these securities. The change in net losses on investments in privately held companies was driven primarily by higher equity method losses in the first nine months of fiscal 2013. The change in other gains (losses), net for the first nine months of fiscal 2013 as compared with the first nine months of fiscal 2012 was primarily due to foreign exchange impacts and an increase in donations.

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
Our provision for income taxes resulted in an effective tax rate of 15.9% for the third quarter of fiscal 2013, as compared with an effective tax rate of 22.1% for the third quarter of fiscal 2012, which resulted in a net 6.2 percentage point decrease in the effective tax rate for the third quarter of fiscal 2013, as compared with the third quarter of fiscal 2012. The decrease in the effective tax rate was due to the net tax benefit of $117 million which is due in large part to lapses of the time period for assessment of tax in certain foreign jurisdictions recorded in the third quarter of fiscal 2013.
Our provision for income taxes resulted in an effective tax rate of 7.7% for the first nine months of fiscal 2013 as compared with 21.2% for the first nine months of fiscal 2012, which resulted in a net 13.5 percentage point decrease for the first nine months of fiscal 2013, as compared with the first nine months of fiscal 2012. The decrease in the effective tax rate was primarily due to the recognition of a net benefit to the provision for income taxes of $794 million related to our settlement with the IRS, a tax benefit of $152 million related to the reinstatement of the U.S. federal R&D tax credit, and a tax benefit of $117 million which is due in large part to lapses of the time period for assessment of tax in certain foreign jurisdictions.

LIQUIDITY AND CAPITAL RESOURCES
The following sections discuss the effects of changes in our balance sheet, contractual obligations, other commitments, and the stock repurchase program on our liquidity and capital resources.
Balance Sheet and Cash Flows
Cash and Cash Equivalents and Investments The following table summarizes our cash and cash equivalents and investments (in millions):

	April 27, 2013	July 28, 2012	Increase (Decrease)
Cash and cash equivalents	$5,122	$9,799	$(4,677)
Fixed income securities	40,192	37,297	2,895
Publicly traded equity securities	2,074	1,620	454
Total	$47,388	$48,716	$(1,328)
The decrease in cash and cash equivalents and investments in the first nine months of fiscal 2013 was primarily the result of cash paid for acquisitions of $6.4 billion. Other significant uses of cash in the first nine months of fiscal 2013 included cash dividends paid of $2.4 billion, the repurchase of common stock of $1.8 billion, and capital expenditures of $0.8 billion. Partially offsetting these cash outflows were cash provided by operating activities of $8.9 billion, an increase from $8.4 billion provided for the first nine months of fiscal 2012, and issuance of common stock of $1.2 billion.
The increase in cash provided by operating activities in the first nine months of fiscal 2013 compared with the corresponding period in fiscal 2012 was primarily the result of an increase in net income.
Our total in cash and cash equivalents and investments held by various foreign subsidiaries was $39.5 billion and $42.5 billion as of April 27, 2013 and July 28, 2012, respectively. Under current tax laws and regulations, if cash and cash equivalents and investments held outside the United States were distributed to the United States in the form of dividends or otherwise, we would be subject to additional U.S. income taxes (subject to an adjustment for foreign tax credits) and foreign withholding taxes. The balance available in the United States as of April 27, 2013 and July 28, 2012 was $7.9 billion and $6.2 billion, respectively.
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
Accounts Receivable, Net The following table summarizes our accounts receivable, net (in millions), and DSO:

	April 27, 2013	July 28, 2012	Increase (Decrease)
Accounts receivable, net	$4,942	$4,369	$573
DSO	37	34	3
Our accounts receivable net, as of April 27, 2013 increased by approximately 13% compared with the end of fiscal 2012. Our DSO as of April 27, 2013 was 3 days higher compared with the end of fiscal 2012. The increase in DSO during the third quarter of fiscal 2013 was primarily due to the timing of product shipments, in which a greater proportion of the shipments was made in the latter part of the third quarter of fiscal 2013, compared with the fourth quarter of fiscal 2012.

Inventory Supply Chain The following table summarizes our inventories and purchase commitments with contract manufacturers and suppliers (in millions, except annualized inventory turns):

	April 27, 2013	July 28, 2012	Increase (Decrease)
Inventories	$1,469	$1,663	$(194)
Annualized inventory turns	12.4	11.7	0.7
Purchase commitments with contract manufacturers and suppliers	$4,215	$3,869	$346
Inventories as of April 27, 2013 decreased by 12% from our balance at the end of fiscal 2012, and for the same period purchase commitments with contract manufacturers and suppliers increased by approximately 9%. On a combined basis, inventories and purchase commitments with contract manufacturers and suppliers increased by 3% compared with the end of fiscal 2012.
The inventory decrease was due mainly to lower levels of manufactured finished goods, which was due in part to inventory sold as part of the sale of our Linksys product line. The increase in purchase commitments with contract manufacturers and suppliers as of the end of the third quarter of fiscal 2013, as compared with the end of fiscal 2012, was attributable to our effort to secure supply to meet forecasted demand.
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
Financing Receivables and Guarantees We measure our net balance sheet exposure position related to our financing receivables and financing guarantees by reducing the total of gross financing receivables and financing guarantees by the associated allowances for credit loss and deferred revenue. As of April 27, 2013, our net balance sheet exposure position related to financing receivables and financing guarantees was as follows (in millions):

	FINANCING RECEIVABLES				FINANCING GUARANTEES			TOTAL
April 27, 2013	Lease Receivables	Loan Receivables	Financed Service Contracts and Other	Total	Channel Partner	End-User Customers	Total
Gross amount less unearned income	$3,478	$1,671	$2,924	$8,073	$391	$255	$646	$8,719
Allowance for credit loss	(245)	(93)	(19)	(357)	—	—	—	(357)
Deferred revenue	(49)	(44)	(1,825)	(1,918)	(227)	(223)	(450)	(2,368)
Net balance sheet exposure	$3,184	$1,534	$1,080	$5,798	$164	$32	$196	$5,994

Financing Receivables Gross financing receivables less unearned income increased by 6% compared with the end of fiscal 2012. The change was primarily due to a 9% increase in lease receivables and a 10% increase in financed service contracts and other, partially reduced by a 7% decline in loan receivables. We provide financing to certain end-user customers and channel partners to enable sales of our products, services, and networking solutions. These financing arrangements include leases, financed service contracts, and loans. Arrangements related to leases are generally collateralized by a security interest in the underlying assets. Lease receivables include sales-type and direct-financing leases. We also provide certain qualified customers financing for long-term service contracts, which primarily relate to technical support services and advanced services. Our loan financing arrangements may include not only financing the acquisition of our products and services but also providing additional funds for other costs associated with network installation and integration of our products and services. We expect to continue to expand the use of our financing programs in the near term.
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
Borrowings
Senior Notes  The following table summarizes the principal amount of our senior notes (in millions):

	April 27, 2013	July 28, 2012
Senior notes:
Floating-rate notes, due 2014	$1,250	$1,250
1.625% fixed-rate notes, due 2014	2,000	2,000
2.90% fixed-rate notes, due 2014	500	500
5.50% fixed-rate notes, due 2016	3,000	3,000
3.15% fixed-rate notes, due 2017	750	750
4.95% fixed-rate notes, due 2019	2,000	2,000
4.45% fixed-rate notes, due 2020	2,500	2,500
5.90% fixed-rate notes, due 2039	2,000	2,000
5.50% fixed-rate notes, due 2040	2,000	2,000
Total	$16,000	$16,000
Interest is payable semiannually on each class of the senior fixed-rate notes, each of which is redeemable by us at any time, subject to a make-whole premium. Interest is payable quarterly on the floating-rate notes. We were in compliance with all debt covenants as of April 27, 2013.
Commercial Paper In fiscal 2011 we established a short-term debt financing program of up to $3.0 billion through the issuance of commercial paper notes. As of April 27, 2013 and July 28, 2012, we had no commercial paper notes outstanding under this program.

Other Borrowings Short-term debt includes notes and credit facilities with a number of financial institutions that are available to certain of our foreign subsidiaries. The amount of borrowings outstanding under these arrangements was $13 million and $31 million as of April 27, 2013 and July 28, 2012, respectively.
Credit Facility On February 17, 2012, we terminated our then-existing credit facility and entered into a credit agreement with certain institutional lenders that provides for a $3.0 billion unsecured revolving credit facility that is scheduled to expire on February 17, 2017. Any advances under the credit agreement will accrue interest at rates that are equal to, based on certain conditions, either (i) the higher of the Federal Funds rate plus 0.50%, Bank of America's “prime rate” as announced from time to time, or one-month LIBOR plus 1.00%, or (ii) LIBOR plus a margin that is based on our senior debt credit ratings as published by Standard & Poor's Financial Services, LLC and Moody's Investors Service, Inc. The credit agreement requires that we comply with certain covenants, including that we maintain an interest coverage ratio as defined in the agreement. As of April 27, 2013, we were in compliance with the required interest coverage ratio and the other covenants, and we had not borrowed any funds under the credit facility.
We may also, upon the agreement of either the then-existing lenders or additional lenders not currently parties to the agreement, increase the commitments under the credit facility by up to an additional $2.0 billion and/or extend the expiration date of the credit facility by up to two years, or up to February 17, 2019.
Deferred Revenue The following table presents the breakdown of deferred revenue (in millions):

	April 27, 2013	July 28, 2012	Increase (Decrease)
Service	$8,705	$9,173	$(468)
Product	3,980	3,707	273
Total	$12,685	$12,880	$(195)
Reported as:
Current	$9,055	$8,852	$203
Noncurrent	3,630	4,028	(398)
Total	$12,685	$12,880	$(195)
The 5% decrease in deferred service revenue reflects the ongoing amortization of deferred service revenue, partially offset by the impact of new contract initiations and renewals in the first nine months of fiscal 2013. The amortization of deferred revenue was in excess of the deferred revenue impact from new contract initiations and renewals as we experienced more customers paying large multiyear technical support contracts over time. The increase in deferred product revenue was primarily due to increased deferrals related to subscription revenue arrangements.
Contractual Obligations
Operating Leases
We lease office space in many U.S. locations. Outside the United States, larger leased sites include sites in Australia, Belgium, China, France, Germany, India, Israel, Italy, Japan, and the United Kingdom. We also lease equipment and vehicles. The future minimum lease payments under all of our noncancelable operating leases with an initial term in excess of one year as of April 27, 2013 were $1.1 billion.
Other Commitments
In connection with our business combinations and asset purchases, we have agreed to pay certain additional amounts contingent upon the achievement of agreed-upon technology, development, product, or other milestones or continued employment with us of certain employees of acquired entities. See Note 12 to the Consolidated Financial Statements.
We also have certain funding commitments primarily related to our investments in privately held companies and venture funds, some of which are based on the achievement of certain agreed-upon milestones, and some of which are required to be funded on demand. The funding commitments were $113 million as of April 27, 2013, compared with $120 million as of July 28, 2012.

Insieme Networks, Inc. (“Insieme”) In the third quarter of fiscal 2012, we made an investment in Insieme, an early stage company focused on research and development in the data center market. As set forth in the agreement between Cisco and Insieme, this investment includes $100 million of funding and a license to certain of our technology. In addition, pursuant to a November 2012 amendment to the agreement between Cisco and Insieme, we agreed to invest an additional $35 million in Insieme upon the satisfaction of certain conditions. As of April 27, 2013, we owned approximately 85% of Insieme as a result of these investments and have consolidated the results of Insieme in our Consolidated Financial Statements.
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
Off-Balance Sheet Arrangements
We consider our investments in unconsolidated variable interest entities to be off-balance sheet arrangements. In the ordinary course of business, we have investments in privately held companies and provide financing to certain customers. These privately held companies and customers may be considered to be variable interest entities. We evaluate on an ongoing basis our investments in these privately held companies and customer financings, and we have determined that as of April 27, 2013 there were no material unconsolidated variable interest entities.
VCE is a joint venture that we formed in fiscal 2010 with EMC Corporation (“EMC”), with investments from VMware, Inc. (“VMware”) and Intel Corporation. VCE helps organizations leverage best-in-class technologies and disciplines from Cisco, EMC, and VMware to enable the transformation to cloud computing. As of April 27, 2013, our cumulative gross investment in VCE was approximately $464 million, inclusive of accrued interest, and our ownership percentage was approximately 35%. We account for our investment in VCE under the equity method, and our portion of VCE's net loss is recognized in other income (loss), net. As of April 27, 2013, we have recorded cumulative losses since inception from VCE of $374 million. Our carrying value in VCE as of April 27, 2013 was $90 million. Over the next 12 months, as VCE scales its operations, we expect that we will make additional investments in VCE and may incur additional losses proportionate with our share ownership.
From time to time, EMC and Cisco may enter into guarantee agreements on behalf of VCE to indemnify third parties, such as customers, for monetary damages. Such guarantees were not material as of April 27, 2013.
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
Securities Lending
We periodically engage in securities lending activities with certain of our available-for-sale investments. These transactions are accounted for as a secured lending of the securities, and the securities are typically loaned only on an overnight basis. The average daily balance of securities lending for the nine months ended April 27, 2013 and April 28, 2012 was $0.7 billion and $0.4 billion, respectively. We require collateral equal to at least 102% of the fair market value of the loaned security and that the collateral be in the form of cash or liquid, high-quality assets. We engage in these secured lending transactions with creditworthy counterparties, and the associated portfolio custodian has agreed to indemnify us against collateral losses. As of April 27, 2013 and July 28, 2012, we had no outstanding securities lending transactions. We believe these arrangements do not present a material risk or impact to our liquidity requirements.

Stock Repurchase Program
In September 2001, our Board of Directors authorized a stock repurchase program. As of April 27, 2013, our Board of Directors had authorized an aggregate repurchase of up to $82 billion of common stock under this program, and the remaining authorized repurchase amount was $4.3 billion with no termination date. The stock repurchase activity under the stock repurchase program, reported based on the trade date, is summarized as follows (in millions, except per-share amounts):

	Shares Repurchased	Weighted-Average Price per Share	Amount Repurchased
Cumulative balance at July 28, 2012	3,740	$20.36	$76,133
Repurchase of common stock under the stock repurchase program	81	19.81	1,613
Cumulative balance at April 27, 2013	3,821	$20.35	$77,746

Dividends
During fiscal 2013 and 2012, our Board of Directors declared the following dividends (in millions, except per-share amounts):

Declaration Date	Dividend per Share	Record Date	Amount	Payment Date
Fiscal 2013
March 28, 2013	$0.17	April 8, 2013	$905	April 24, 2013
November 15, 2012	0.14	November 29, 2012	743	December 19, 2012
August 14, 2012	0.14	October 4, 2012	744	October 24, 2012
Total	$0.45		$2,392
Fiscal 2012
June 14, 2012	$0.08	July 5, 2012	$425	July 25, 2012
February 7, 2012	0.08	April 5, 2012	432	April 25, 2012
December 15, 2011	0.06	January 5, 2012	322	January 25, 2012
September 20, 2011	0.06	October 6, 2011	322	October 26, 2011
Total	$0.28		$1,501
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
Interest Rate Risk
Fixed Income Securities We maintain an investment portfolio of various holdings, types, and maturities. Our primary objective for holding fixed income securities is to achieve an appropriate investment return consistent with preserving principal and managing risk. At any time, a sharp rise in market interest rates could have a material adverse impact on the fair value of our fixed income investment portfolio. Conversely, declines in interest rates, including the impact from lower credit spreads, could have a material adverse impact on interest income for our investment portfolio. We may utilize derivative instruments designated as hedging instruments to achieve our investment objectives. We had no outstanding hedging instruments for our fixed income securities as of April 27, 2013. Our fixed income investments are held for purposes other than trading. Our fixed income investments were not leveraged as of April 27, 2013. We monitor our interest rate and credit risks, including our credit exposures to specific rating categories and to individual issuers. As of April 27, 2013, approximately 79% of our fixed income securities balance consisted of U.S. government and U.S. government agency securities. We believe the overall credit quality of our portfolio is strong.
Debt As of April 27, 2013, we had $16.0 billion in principal amount of senior notes outstanding, which consisted of $1.25 billion floating-rate notes and $14.75 billion fixed-rate notes. The carrying amount of such senior notes was $16.2 billion, and the related fair value was $18.4 billion, which fair value is based on market prices. As of April 27, 2013, a hypothetical 50 basis points increase or decrease in market interest rates would change the fair value of the fixed-rate debt, excluding the $4.25 billion of hedged debt, by a decrease of $0.5 billion or an increase of $0.6 billion, respectively. However, this hypothetical change in interest rates would not impact the interest expense on the fixed-rate debt, which is not hedged.
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
Publicly Traded Equity Securities The following tables present the hypothetical fair values of publicly traded equity securities as a result of selected potential decreases and increases in the price of each equity security in the portfolio, excluding hedged equity securities, if any. Potential fluctuations in the price of each equity security in the portfolio of plus or minus 10%, 20%, and 30% were selected based on potential near-term changes in those security prices. The hypothetical fair values as of April 27, 2013 and July 28, 2012 are as follows (in millions):

	VALUATION OF SECURITIES GIVEN AN X% DECREASE IN EACH STOCK’S PRICE			FAIR VALUE AS OF APRIL 27, 2013	VALUATION OF SECURITIES GIVEN AN X% INCREASE IN EACH STOCK’S PRICE
	(30)%	(20)%	(10)%		10%	20%	30%
Publicly traded equity securities	$908	$1,038	$1,167	$1,297	$1,427	$1,556	$1,686

	VALUATION OF SECURITIES GIVEN AN X% DECREASE IN EACH STOCK’S PRICE			FAIR VALUE AS OF JULY 28, 2012	VALUATION OF SECURITIES GIVEN AN X% INCREASE IN EACH STOCK’S PRICE
	(30)%	(20)%	(10)%		10%	20%	30%
Publicly traded equity securities	$944	$1,078	$1,213	$1,348	$1,483	$1,618	$1,752
There were no impairment charges on our investments in publicly traded equity securities for the periods presented.

Investments in Privately Held Companies We have also invested in privately held companies. These investments are recorded in other assets in our Consolidated Balance Sheets and are accounted for using primarily either the cost or the equity method. As of April 27, 2013, the total carrying amount of our investments in privately held companies was $835 million, compared with $858 million at July 28, 2012. Some of the privately held companies in which we invested are in the startup or development stages. These investments are inherently risky because the markets for the technologies or products these companies are developing are typically in the early stages and may never materialize. We could lose our entire investment in these companies. Our evaluation of investments in privately held companies is based on the fundamentals of the businesses invested in, including, among other factors, the nature of their technologies and potential for financial return. Our impairment charges on investments in privately held companies were $5 million and $15 million for the third quarters of fiscal 2013 and fiscal 2012, respectively, and were $23 million and $17 million during the first nine months of fiscal 2013 and fiscal 2012, respectively.
Foreign Currency Exchange Risk
Our foreign exchange forward and option contracts outstanding as of April 27, 2013 and July 28, 2012 are summarized in U.S. dollar equivalents as follows (in millions):

	April 27, 2013		July 28, 2012
	Notional Amount	Fair Value	Notional Amount	Fair Value
Forward contracts:
Purchased	$2,968	$4	$3,336	$(10)
Sold	$1,489	$29	$1,566	$5
Option contracts:
Purchased	$768	$13	$2,478	$31
Sold	$742	$(1)	$2,239	$(25)
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
Approximately 70% of our operating expenses are U.S.-dollar denominated. In the first nine months of fiscal 2013, foreign currency fluctuations, net of hedging, decreased the combined R&D, sales and marketing, and G&A expenses by $192 million, or approximately 1.5% compared with the first nine months of fiscal 2012. To reduce variability in operating expenses and service cost of sales caused by non-U.S.-dollar denominated operating expenses and costs, we hedge certain forecasted foreign currency transactions with currency options and forward contracts. These hedging programs are not designed to provide foreign currency protection over long time horizons. In designing a specific hedging approach, we consider several factors, including offsetting exposures, significance of exposures, costs associated with entering into a particular hedge instrument, and potential effectiveness of the hedge. The gains and losses on foreign exchange contracts mitigate the effect of currency movements on our operating expenses and service cost of sales.
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
Changes in internal control over financial reporting. There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our third quarter of fiscal 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
The asserted claims by Brazilian federal tax authorities are for calendar years 2003 through 2008, and the asserted claims by the tax authorities from the state of Sao Paulo are for calendar years 2005 through 2007. The total asserted claims by Brazilian state and federal tax authorities aggregate to approximately $432 million for the alleged evasion of import and other taxes, approximately $1.2 billion for interest, and approximately $1.9 billion for various penalties, all determined using an exchange rate as of April 27, 2013. We have completed a thorough review of the matters and believe the asserted claims against our Brazilian subsidiary are without merit, and we are defending the claims vigorously. While we believe there is no legal basis for the alleged liability, due to the complexities and uncertainty surrounding the judicial process in Brazil and the nature of the claims asserting joint liability with the importer, we are unable to determine the likelihood of an unfavorable outcome against our Brazilian subsidiary and are unable to reasonably estimate a range of loss, if any. We do not expect a final judicial determination for several years.
On March 31, 2011 and April 12, 2011, purported shareholder class action lawsuits were filed in the United States District Court for the Northern District of California against Cisco and certain of its officers and directors. The lawsuits were consolidated, and an amended consolidated complaint was filed on December 2, 2011. The consolidated action was purportedly brought on behalf of purchasers of Cisco's publicly traded securities between February 3, 2010 and May 11, 2011. Plaintiffs alleged that defendants made false and misleading statements, purported to assert claims for violations of the federal securities laws, and sought unspecified compensatory damages and other relief. On February 12, 2012, we filed a motion seeking to dismiss all claims in the amended complaint. On March 29, 2013, the Court granted our motion and dismissed the amended complaint, finding no facts or inferences to support the plaintiffs' allegations. Plaintiffs chose not to file an amended complaint and not to pursue an appeal. The Court dismissed the entire lawsuit with prejudice on April 29, 2013.
Beginning on April 8, 2011, a number of purported shareholder derivative lawsuits were filed in both the United States District Court for the Northern District of California and the California Superior Court for the County of Santa Clara against our Board of Directors and several of our officers. The federal lawsuits have been consolidated in the Northern District of California. Plaintiffs in both the federal and state derivative actions allege that the Board allowed certain officers to make allegedly false and misleading statements. The complaint includes claims for violation of the federal securities laws, breach of fiduciary duties, waste of corporate assets, unjust enrichment, and violations of the California Corporations Code. The complaint seeks compensatory damages, disgorgement, and other relief. In light of the United States District Court's dismissal of the purported shareholder class action noted above, all of the federal and state derivative lawsuits have been voluntarily dismissed.
We were subject to patent claims asserted by VirnetX, Inc. on August 11, 2010 in the United States District Court for the Eastern District of Texas.  VirnetX alleged that various of our products that implement a method for secure communication using virtual private networks infringe certain patents.  VirnetX sought monetary damages.  The trial on these claims began on March 4, 2013. On March 14, 2013, the jury entered a verdict finding that our accused products do not infringe any of VirnetX's patents asserted in the lawsuit. On April 3, 2013, VirnetX filed a motion seeking a new trial on the issue of infringement, which we have opposed. The Court has set a hearing date for VirnetX's motion in June 2013.
We were subject to numerous patent, tort, and contract claims asserted by XpertUniverse on March 10, 2009 in the United States District Court for the District of Delaware. Shortly before trial, the Court dismissed on summary judgment all claims initially asserted by XpertUniverse except a claim for infringement of two XpertUniverse patents and a claim for fraud by concealment. XpertUniverse's remaining patent claims alleged that three Cisco products in the field of expertise location software infringed two XpertUniverse patents. XpertUniverse's fraud by concealment claim alleged that we did not disclose our decision not to admit XpertUniverse into a partner program. The trial on these remaining claims began on March 11, 2013. On March 22, 2013, the jury entered a verdict finding that two of our products infringed two of XpertUniverse's patents and awarded XpertUniverse damages of less than $35 thousand. The jury also found for XpertUniverse on its fraud by concealment claim and awarded damages of $70 million. We believe we have strong arguments to overturn the fraud damage award or to obtain a new trial. On May 6, 2013, we filed post-trial motions that are expected to be decided in July or August 2013. If the Court does not grant our post-trial motions, we will pursue an appeal. While the ultimate outcome of the case may still result in a loss, we do not expect it to be material.

Cisco and a service provider customer are subject to patent claims asserted by TiVo, Inc. on June 4, 2012 in the United States District Court for the Eastern District of Texas.  TiVo alleges that our digital video recorders deployed by the service provider customer infringe certain of its patents.  TiVo seeks monetary damages and injunctive relief.  The trial on these claims is scheduled to begin in March 2014.  We intend to show at trial that our products do not use the technology described in the patents. We are seeking permission from the Court to add counterclaims alleging that TiVo's new products infringe several digital video recorder patents owned by us.
TiVo previously filed a similar patent lawsuit against the same service provider customer, accusing digital video recorders manufactured by one of our competitors.  The outcome of that case, which is now scheduled for trial in June 2013, could have an impact on the timing and outcome of our case.  The parties to that case may conduct a mediation prior to the June trial and, if so, we expect to participate. The mediation could result in a resolution of the case for us and some or all of our service provider customers, which could result in a material charge to us. Due to the uncertainty surrounding the litigation process, which involves numerous defendants, we are unable to reasonably estimate the ultimate outcome of this litigation at this time.
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
Instability in the global credit markets, including the continuing European economic and financial turmoil related to sovereign debt issues in certain countries, the impact of uncertainty regarding the U.S. federal budget including the effect of the recent sequestration, the instability in the geopolitical environment in many parts of the world and other disruptions, such as changes in energy costs, may continue to put pressure on global economic conditions. The world has recently experienced a global macroeconomic downturn, and if global economic and market conditions, or economic conditions in key markets, remain uncertain or deteriorate further, we may experience material impacts on our business, operating results, and financial condition.
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
A substantial portion of our products and services is sold through our channel partners, and the remainder is sold through direct sales. Our channel partners include systems integrators, service providers, other resellers, and distributors. Systems integrators and service providers typically sell directly to end users and often provide system installation, technical support, professional services, and other support services in addition to network equipment sales. Systems integrators also typically integrate our products into an overall solution, and a number of service providers are also systems integrators. Distributors stock inventory and typically sell to systems integrators, service providers, and other resellers. We refer to sales through distributors as our two-tier system of sales to the end customer. Revenue from distributors is generally recognized based on a sell-through method using information provided by them. These distributors are generally given business terms that allow them to return a portion of inventory, receive credits for changes in selling prices, and participate in various cooperative marketing programs. If sales through indirect channels increase, this may lead to greater difficulty in forecasting the mix of our products and, to a degree, the timing of orders from our customers.

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
OUR INVENTORY MANAGEMENT RELATING TO OUR SALES TO OUR TWO-TIER DISTRIBUTION CHANNEL IS COMPLEX, AND EXCESS INVENTORY MAY HARM OUR GROSS MARGINS
We must manage our inventory relating to sales to our distributors effectively, because inventory held by them could affect our results of operations. Our distributors may increase orders during periods of product shortages, cancel orders if their inventory is too high, or delay orders in anticipation of new products. They also may adjust their orders in response to the supply of our products and the products of our competitors that are available to them, and in response to seasonal fluctuations in end-user demand. Revenue to our distributors generally is recognized based on a sell-through method using information provided by them, and they are generally given business terms that allow them to return a portion of inventory, receive credits for changes in selling price, and participate in various cooperative marketing programs. Inventory management remains an area of focus as we balance the need to maintain strategic inventory levels to ensure competitive lead times against the risk of inventory obsolescence because of rapidly changing technology and customer requirements. When facing component supply-related challenges, we have increased our efforts in procuring components in order to meet customer expectations. If we ultimately determine that we have excess inventory, we may have to reduce our prices and write down inventory, which in turn could result in lower gross margins.
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
We conduct significant sales and customer support operations in countries around the world and also depend on non-U.S. operations of our contract manufacturers, component suppliers and distribution partners. Although sales in several of our emerging countries decreased during the recent global economic downturn, several of our emerging countries generally have been relatively fast growing, and we have announced plans to expand our commitments and expectations in certain of those countries. As such, our growth depends in part on our increasing sales into emerging countries. Our future results could be materially adversely affected by a variety of political, economic or other factors relating to our operations inside and outside the United States, including impacts from the U.S. federal budget including the effect of the recent sequestration, the global macroeconomic environment and continuing challenges in Europe, whose macroeconomic condition could deteriorate further, any or all of which could have a material adverse effect on our operating results and financial condition, including, among others, the following:

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
In the past, there have been significant bankruptcies among customers both on open credit and with loan or lease financing arrangements, particularly among Internet businesses and service providers, causing us to incur economic or financial losses. There can be no assurance that additional losses will not be incurred. Although these losses have not been material to date, future losses, if incurred, could harm our business and have a material adverse effect on our operating results and financial condition. A portion of our sales is derived through our distributors. These distributors are generally given business terms that allow them to return a portion of inventory, receive credits for changes in selling prices, and participate in various cooperative marketing programs. We maintain estimated accruals and allowances for such business terms. However, distributors tend to have more limited financial resources than other resellers and end-user customers and therefore represent potential sources of increased credit risk, because they may be more likely to lack the reserve resources to meet payment obligations. Additionally, to the degree that turmoil in the credit markets makes it more difficult for some customers to obtain financing, those customers' ability to pay could be adversely impacted, which in turn could have a material adverse impact on our business, operating results, and financial condition.
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
ADVERSE RESOLUTION OF LITIGATION OR GOVERNMENTAL INVESTIGATIONS MAY HARM OUR OPERATING RESULTS OR FINANCIAL CONDITION
We are a party to lawsuits in the normal course of our business. Litigation can be expensive, lengthy, and disruptive to normal business operations. Moreover, the results of complex legal proceedings are difficult to predict. For example, Brazilian authorities have investigated our Brazilian subsidiary and certain of its current and former employees, as well as a Brazilian importer of our products, and its affiliates and employees, relating to alleged evasion of import taxes and alleged improper transactions involving the subsidiary and the importer. Brazilian tax authorities have assessed claims against our Brazilian subsidiary based on a theory of joint liability with the Brazilian importer for import taxes, interest, and penalties. In the first quarter of fiscal 2013, the Brazilian federal tax authorities asserted an additional claim against our Brazilian subsidiary based on a theory of joint liability with respect to an alleged underpayment of income taxes, social taxes, interest, and penalties by a Brazilian distributor. The asserted claims by Brazilian federal tax authorities are for calendar years 2003 through 2008 and the related asserted claims by the tax authorities from the state of Sao Paulo are for calendar years 2005 through 2007. The total asserted claims by Brazilian state and federal tax authorities aggregate to approximately $432 million for the alleged evasion of import and other taxes, approximately $1.2 billion for interest, and approximately $1.9 billion for various penalties, all determined using an exchange rate as of April 27, 2013. We have completed a thorough review of the matters and believe the asserted claims against our Brazilian subsidiary are without merit, and we are defending the claims vigorously. While we believe there is no legal basis for the alleged liability, due to the complexities and uncertainty surrounding the judicial process in Brazil and the nature of the claims asserting joint liability with the importer, we are unable to determine the likelihood of an unfavorable outcome against our Brazilian subsidiary and are unable to reasonably estimate a range of loss, if any. We do not expect a final judicial determination for several years. An unfavorable resolution of lawsuits or governmental investigations could have a material adverse effect on our business, operating results, or financial condition. For additional information regarding certain of the matters in which we are involved, see Item 1, “Legal Proceedings,” contained in Part II of this report.
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
THERE CAN BE NO ASSURANCE THAT OUR OPERATING RESULTS AND FINANCIAL CONDITION WILL NOT BE ADVERSELY AFFECTED BY OUR INCURRENCE OF DEBT
We have senior unsecured notes outstanding in an aggregate principal amount of $16.0 billion that mature at specific dates in 2014, 2016, 2017, 2019, 2020, 2039 and 2040. We have also established a commercial paper program under which we may issue short-term, unsecured commercial paper notes on a private placement basis up to a maximum aggregate amount outstanding at any time of $3.0 billion. We had no commercial paper notes outstanding under this program as of April 27, 2013. The outstanding senior unsecured notes bear fixed-rate interest payable semiannually, except $1.25 billion of the notes which bears interest at a floating rate payable quarterly. The fair value of the long-term debt is subject to market interest rate volatility. The instruments governing the senior unsecured notes contain certain covenants applicable to us and our subsidiaries that may adversely affect our ability to incur certain liens or engage in certain types of sale and leaseback transactions. In addition, we will be required to have available in the United States sufficient cash to repay all of our notes on maturity. There can be no assurance that our incurrence of this debt or any future debt will be a better means of providing liquidity to us than would our use of our existing cash resources, including cash currently held offshore. Further, we cannot be assured that our maintenance of this indebtedness or incurrence of future indebtedness will not adversely affect our operating results or financial condition. In addition, changes by any rating agency to our credit rating can negatively impact the value and liquidity of both our debt and equity securities, as well as the terms upon which we may borrow under our commercial paper program.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a)	None.

(b)	None.

(c)	Issuer Purchases of Equity Securities (in millions, except per-share amounts):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
January 27, 2013 to February 23, 2013	2	$20.83	2	$5,073
February 24, 2013 to March 23, 2013	16	$21.02	16	$4,731
March 24, 2013 to April 27, 2013	23	$20.74	23	$4,254
Total	41	$20.85	41
On September 13, 2001, we announced that our Board of Directors had authorized a stock repurchase program. As of April 27, 2013, our Board of Directors had authorized the repurchase of up to $82 billion of common stock under this program. As of April 27, 2013, we had repurchased and retired 3.8 billion shares of our common stock at an average price of $20.35 per share for an aggregate purchase price of $77.7 billion since inception of the stock repurchase program, and the remaining authorized amount for stock repurchases under this program was $4.3 billion with no termination date.
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

Cisco Systems, Inc.

Date:	May 20, 2013	By	/s/ Frank A. Calderoni
Frank A. Calderoni Executive Vice President and Chief Financial Officer (Principal Financial Officer and duly authorized signatory)

EXHIBIT INDEX

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer
32.1	Section 1350 Certification of Principal Executive Officer
32.2	Section 1350 Certification of Principal Financial Officer
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document